Form 10-Q
period 1999-03-31
PRICELINE COM INC
filed 1999-05-17
CIK 1075531

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                              ---------------

                                 FORM 10-Q
(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1999

                                               OR
[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _________ to __________

                       Commission File Number 0-25581

                         PRICELINE.COM INCORPORATED

           (Exact name of Registrant as specified in its charter)

          Delaware                                  06-1528493
 (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)               Identification Number)

                            Five High Ridge Park
                        Stamford, Connecticut 06905
-------------------------------------------------------------------------------
                  (Address of principal executive offices)

                               (203) 705-3000
-------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

                                    N/A
-------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed, since last report.)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES__. NO X .

Number of shares of Common Stock outstanding at March 31, 1999:

   Common Stock, par value $0.008 per share                   142,320,427
-----------------------------------------------            -----------------
                 (Class)                                   (Number of Shares)


                         PRICELINE.COM INCORPORATED
                                 FORM 10-Q

                    FOR THE QUARTER ENDED MARCH 31, 1999

Part I -  FINANCIAL INFORMATION                                           PAGE

   Item 1.   Condensed Financial Statements (Unaudited)

             Condensed Balance Sheets - December 31, 1998 and
             March 31, 1999.................................................3

             Condensed Statements of Operations - Three Months Ended
             March 31, 1998 and 1999........................................4

             Condensed Statements of Cash Flow - Three Months Ended
             March 31, 1998 and 1999........................................5

             Condensed Statements of Changes in Stockholders' Equity -
             Three Months Ended March 31, 1999..............................6

             Notes to Condensed Financial Statements........................7

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations............................11

   Item 3.   Quantitative and Qualitative Disclosures About Market
             Risk...........................................................30

Part II - OTHER INFORMATION

   Item 1.   Legal Proceedings..............................................32

   Item 2.   Changes in Securities and Use of Proceeds......................33

   Item 3.   Defaults Upon Senior Securities................................33

   Item 4.   Submission of Matters to a Vote of Security Holders............34

   Item 5.   Other Information..............................................34

   Item 6.   Exhibits and Reports On Form 8-K...............................34

   Signatures    ...........................................................35




PART I - FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements.

                                          PRICELINE.COM INCORPORATED
                                           CONDENSED BALANCE SHEETS
                                                  (UNAUDITED)
                                                                       December 31,        March 31,
 ASSETS                                                                   1998               1999
                                                                    ----------------- ------------------
 CURRENT ASSETS:
    Cash and cash equivalents                                        $   53,593,026      $   30,593,613
    Proceeds receivable from sale of common stock                                 -         149,040,000
    Accounts receivable, net of allowance for uncollectible
    accounts of $290,823 and $494,210 at December 31, 1998
    and March 31,1999, respectively                                       4,176,980           9,916,344
    Related party receivable                                                      -           1,273,632
    Prepaid expenses and other current assets                             2,433,542           6,565,647
                                                                    ----------------- ------------------
         Total current assets                                            60,203,548         197,389,236

 PROPERTY AND EQUIPMENT - net                                             5,926,877          10,009,654

 OTHER ASSETS                                                               442,060          2,340,036
                                                                    ----------------- ------------------
    TOTAL ASSETS                                                     $   66,572,485        209,738,926
                                                                    ================= ==================

 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
    Accounts payable                                                 $    5,268,430      $  13,051,723
    Related party payable                                                    32,447                  -
    Accrued expenses                                                      4,258,641          8,913,257
    Other current liabilities                                               722,030            135,221
                                                                    ----------------- ------------------
         Total current liabilities                                       10,281,548         22,100,201

 LONG-TERM DEBT - net                                                       989,018            989,657

 CAPITAL LEASE OBLIGATIONS                                                   26,074             19,277
                                                                    ----------------- ------------------
         Total liabilities                                               11,296,640         23,109,135
                                                                    ----------------- ------------------

 COMMITMENTS AND CONTINGENCIES (note 6)

 STOCKHOLDERS' EQUITY
    Preferred stock                                                         311,262                  -
    Common stock                                                            745,802          1,138,564
    Additional paid-in capital                                          171,158,186        327,944,914
    Accumulated deficit                                                (116,939,405)      (142,453,687)
                                                                    ----------------- ------------------
         Total stockholders' equity                                      55,275,845        186,629,791
                                                                    ----------------- ------------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $   66,572,485      $ 209,738,926
                                                                    ================= ==================

See accompanying notes to condensed financial statements.


                                 PRICELINE.COM INCORPORATED
                             CONDENSED STATEMENTS OF OPERATIONS
                                         (UNAUDITED)

                                                               Three Months Ended
                                                         March 31,            March 31,
                                                           1998                 1999
                                                    ------------------  ------------------
Revenues                                        $                -          $  49,410,542
Cost of Revenues:
     Product costs                                               -             43,659,184
     Supplier warrant costs                                      -                380,759
                                                ------------------  ---------------------

Total cost of revenues                                           -             44,039,943

          Gross profit                                           -              5,370,599
                                                ------------------  ---------------------

Expenses:
     Sales and marketing                                 1,129,408             17,138,145
     General and administrative                          1,697,241              3,666,624
     Systems and business development                    1,926,053              2,183,911
                                                ------------------  ---------------------
          Total expenses                                 4,752,702             22,988,680
                                                ------------------  ---------------------

Operating loss                                          (4,752,702)           (17,618,081)

Interest income, net                                        49,641                457,772
                                                ------------------  ---------------------
Net loss                                                (4,703,061)           (17,160,309)
Accretion on preferred stock                                     -             (8,353,973)
                                                ------------------  ---------------------

Net loss applicable to common shareholders      $       (4,703,061)         $ (25,514,282)
                                                ==================  =====================

Basic and diluted net loss applicable to
     common shareholders per common share       $            (0.08)         $       (0.27)
                                                ==================  =====================

Weighted average common shares outstanding              55,487,311             94,939,486


See accompanying notes to condensed financial statements.

-----------------------
Note:  Shares outstanding as of March 31, 1999 totaled 142,320,427 shares.



                         PRICELINE.COM INCORPORATED
                     CONDENSED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                                  Three Months Ended
                                                             March 31,             March 31,
                                                               1998                  1999
                                                        -------------------   -------------------
OPERATING ACTIVITIES:
Net loss                                                 $  (4,703,061)        $     (17,160,309)
Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities:
      Depreciation and amortization                            247,459                   748,345
      Provision for uncollectible accounts                           -                   398,662
      Supplier warrant costs                                         -                   380,759
Changes in assets and liabilities:
        Receivables                                            (22,473)               (6,614,334)
        Prepaid expenses and other current assets           (1,475,475)               (1,268,108)
        Accounts payable and accrued expenses                6,817,305                 7,757,244
        Other                                                 (302,363)               (1,369,094)
                                                        -------------------   -------------------
          Net cash provided by (used  in) operating
          activities                                           561,392               (17,126,835)

INVESTING ACTIVITIES:
       Purchase of property and equipment                   (4,240,712)               (4,830,483)
                                                        -------------------   -------------------
           Net cash used in investing activities            (4,240,712)               (4,830,483)

FINANCING ACTIVITIES:
       Principal payments under capital lease
       obligations                                              (5,206)                   (5,949)
       Issuance of common stock and subscription
       units                                                18,470,363                         -
       Payment received on stockholder note                    250,000                         -
       Deferred offering costs
                                                                     -                (1,036,146)
                                                        -------------------   -------------------
       Net cash provided by (used in)financing
       activities                                           18,715,157                (1,042,095)

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                 15,035,837               (22,999,413)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  16,459                53,593,026
                                                        -------------------   -------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                 $  15,052,296         $      30,593,613
                                                        ===================   ===================

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the year for interest                        3,017                     1,649
   Proceeds from sale of common stock received
   on April 1, 1999                                                                  149,040,000


See accompanying notes to condensed financial statements.


                         PRICELINE.COM INCORPORATED
           CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                (UNAUDITED)

                                                                                    ADDITIONAL
                                   PREFERRED STOCK           Common Stock            PAID-IN        Accumulated
                                 SHARES       Amount      Shares        Amount        CAPITAL          Deficit         Total
                                ----------- ---------   -----------------------    ------------    ---------------   -----------

Balance, January 1, 1999     $ 31,126,184   $ 311,262   $  93,225,200  $  745,802   $ 171,158,186   $ (116,939,405)  $ 55,275,845

Conversion of Series A
   convertible preferred
   stock                      (17,288,684)   (172,887)     21,610,852     172,887               -                -              -

Conversion of Series B
   convertible preferred
   stock                      (13,837,500)   (138,375)     17,296,875     138,375               -               -               -

Accretion on preferred stock            -           -               -           -       8,353,973      (8,353,973)              -

Issuance of common stock                -           -      10,000,000      80,000     145,338,182              -      145,418,182

Exercise of warrants                    -           -         187,500       1,500          48,500              -           50,000

Issuance of airline
participation warrants                  -           -               -           -       3,046,073              -        3,046,073

  Net loss, quarter ended
    March 31, 1999                      -           -               -           -               -    (17,160,309)     (17,160,309)
                              -----------   ---------  --------------  ----------  --------------  -------------  ---------------
Balance, March 31, 1999                 -   $       -    $142,320,427  $1,138,564   $ 327,944,914  $(142,453,687)    $186,629,791
                              ===========   =========  ==============  ==========  ==============  ============== ===============


See accompanying notes to condensed financial statements.




                         PRICELINE.COM INCORPORATED
                  NOTES TO CONDENSED FINANCIAL STATEMENTS

1.      Business Description

        Priceline.com Incorporated ("priceline.com") utilizes a new type of e-commerce known as a "demand collection system" that enables consumers to use the Internet to save money on a wide range of products and services while enabling sellers to generate incremental revenue. Priceline.com collects consumer demand, in the form of individual customer offers guaranteed by a credit card, for a particular product or service at a price set by the customer. Priceline.com then either communicates that demand directly to participating sellers or accesses participating sellers' private databases to determine whether the customer's offer can be fulfilled on the basis of the pricing information and rules established by the sellers. By requiring consumers to be flexible with respect to brands, sellers and/or product features, priceline.com enables sellers to generate incremental revenue without disrupting their existing distribution channels or retail pricing structures.

        Priceline Travel, Inc. ("Priceline Travel") previously held the travel agency license used to effect airline ticket sales through the priceline.com service. Priceline Travel was wholly owned by the founding stockholder of priceline.com and on March 24, 1999, Priceline Travel was merged into priceline.com for nominal consideration. The accompanying condensed financial statements include the financial position and results of operations of Priceline Travel for all periods presented.

2.      Basis of Presentation

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999. For further information, refer to the financial statements and notes thereto, included in priceline.com's Registration Statement on Form S-1 (File No. 333-69657), as amended, and priceline.com's final prospectus dated March 29, 1999.

3.      Initial Public Offering of Common Stock

        On April 1, 1999, priceline.com completed an initial public offering in which it sold 10,000,000 shares of its common stock at a price of $16.00 per share, raising $160.0 million in gross proceeds. Offering proceeds to priceline.com, net of approximately $11.2 million in aggregate underwriters discounts and commissions and $4.8 million in related expenses, were approximately $144.0 million. Simultaneous with the effectiveness on March 29, 1999 of priceline.com's Registration Statement on Form S-1, each outstanding share of priceline.com's Series A and Series B convertible preferred stock was automatically converted into shares of common stock. As of March 31, 1999, approximately 142.3 million shares of common stock were outstanding. Priceline.com's balance sheet as of March 31, 1999 reflected a receivable of $149.0 million in respect of the offering proceeds it received on April 1, 1999.

4.      Net Loss Per Share

        Priceline.com computes net loss per share in accordance with SFAS No. 128, "Earnings Per Share" which requires dual presentation of basic earnings per share ("EPS") and diluted EPS.

        Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and potentially dilutive shares outstanding during the period. The effect of the conversion of the Series A and Series B convertible preferred stock is included in the weighted average number of shares outstanding during the period commencing on the conversion date, March 29, 1999. The effect of the preferred stock conversion for the period prior to March 29, 1999 has not been included in the computation of diluted net loss per share as the impact would have been antidilutive for the periods presented. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). At March 31, 1999, options and warrants to purchase 44,999,782 shares of common stock were outstanding. Outstanding warrants and options could potentially dilute basic earnings per share in the future but have not been included in the computation of diluted net loss per share as the impact would have been antidilutive for the periods presented.

        Net loss applicable to common stockholders for the first quarter ended March 31, 1999 was $25.5 million as a result of a non-recurring, non-cash charge associated with the accretion on the Series A and Series B convertible preferred stock that was outstanding during such period. Based on the weighted average number of 94.9 million shares of common stock outstanding during such calendar quarter, the net loss applicable to common stockholders was $0.27 per share.

5.      Recent Accounting Pronouncements

        In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." This SOP requires capitalization of certain costs of computer software developed or obtained for internal use. Priceline.com adopted this SOP on January 1, 1999 and during the quarter ended March 31, 1999, priceline.com capitalized approximately $2.4 million of computer software developed or obtained for internal use.

6.      Commitments and Contingencies

        On January 6, 1999, priceline.com received notice that a third party patent applicant and patent attorney, Thomas G. Woolston, purportedly had filed in December 1998 with the United States Patent and Trademark Office a request to declare an "interference" between a patent application filed by Woolston describing an electronic market for used and collectible goods and priceline.com's core buyer-driven commerce patent. Priceline.com has received a copy of a Petition for Interference from Woolston, the named inventor of at least three United States Patent applications titled "Consignment Nodes," one of which has issued as a patent. Priceline.com currently is awaiting information from the Patent Office regarding whether it will initiate an interference proceeding concerning Woolston's patent application and priceline.com's core buyer-driven commerce patent.

        Woolston recently announced an agreement to license his issued patent and pending patent applications to the owner of an Internet travel service that, according to such announcement, commenced on-line operations in the fourth quarter of 1998 and purports to compete with priceline.com.

        While the interference process is still at an early stage, priceline.com believes that it has meritorious defenses to Woolston's claim, which it intends to pursue vigorously. Among other things, priceline.com believes that the Woolston patent application does not disclose the inventions covered by the priceline.com patent claims. However, it is impossible to predict the outcome of an interference with certainty. While Woolston claims to have an earlier invention date by a period of approximately sixteen months, the final decision as to priority of invention would be made by the Patent Office after considering facts provided by each party during the interference proceeding. If an interference is declared and thereafter resolved in favor of Woolston, such resolution could result in an award of some or all of the disputed patent claims to Woolston. If, following such award, Woolston were successful in a patent infringement action against priceline.com, including prevailing over all defenses available to priceline.com such as those of non-infringement and invalidity, this could require priceline.com to obtain licenses from Woolston at a cost which could significantly adversely affect priceline.com's business. If Woolston prevailed in both an interference and an infringement action, then priceline.com could be enjoined from conducting business through the priceline.com service to the extent covered by the patent claims awarded to Woolston. In addition, defense of the interference action may be expensive and may divert management attention away from priceline.com's business.

        On January 19, 1999, Marketel International Inc. ("Marketel"), a California corporation, filed a lawsuit against priceline.com and Priceline Travel, among others. On February 22, 1999, Marketel filed an amended and supplemental complaint, and on March 17, 1999, Marketel filed a second amended complaint. The second amended complaint filed by Marketel alleges causes of action for, among other things, misappropriation of trade secrets, breach of contract, conversion, breach of confidential relationship, copyright infringement, fraud, unfair competition and false advertising, and seeks injunctive relief and damages in an unspecified amount. In its second amended complaint, Marketel alleges, among other things, that the defendants conspired to misappropriate Marketel's business model, which it describes as a buyer-driven electronic marketplace for travel services and its appurtenant techniques, market research, forms, plans, and processes, which allegedly were provided in confidence to some of the defendants approximately ten years ago. The second amended complaint also alleges that three former Marketel employees are the actual sole inventors or co-inventors of a patent which was issued on August 11, 1998 and which patent has been assigned to priceline.com. Marketel asks that the patent's inventorship be corrected accordingly.

        On February 5, 1999, February 10, 1999 and March 31, 1999, the defendants filed their answer, amended answer and answer to the second amended complaint, respectively, to the amended complaint, in which they denied the material allegations of liability in the second amended complaint. Priceline.com and all other defendants strongly dispute the material legal and factual allegations contained in Marketel's second amended complaint and believe that the second amended complaint is without merit. On April 22, 1999, Marketel's legal counsel filed a motion to withdraw as counsel on the following grounds: (1) Marketel has failed to cooperate with its counsel in the preparation and prosecution of the case;
(2) Marketel and its counsel have been unable to reach agreement as to compensation; and (3) Marketel and its counsel have a fundamental disagreement over the handling of the litigation. Marketel has filed an opposition to the withdrawal of its counsel. A hearing has been scheduled on this issue for May 28, 1999.

        Priceline.com intends to defend vigorously against the action. Defending the lawsuit may involve significant expense and, due to the inherent uncertainties of litigation, there can be no certainty as to the ultimate outcome. Pursuant to the indemnification obligations contained in the Purchase and Intercompany Services Agreement with Walker Digital, Walker Digital has agreed to indemnify, defend and hold harmless priceline.com for damages, liabilities and legal expenses incurred in connection with the Marketel litigation.

        From time to time priceline.com has been and expects to continue to be subject to legal proceedings and claims in the ordinary course of business, and including claims of alleged infringement of third party intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

7.      Adaptive Marketing Alliances

        Adaptive marketing revenues represented in excess of 10% of total revenues, substantially all of which was attributable to priceline.com's third party credit card marketing program with Capital One.

        On March 3, 1999, Capital One notified priceline.com of its intention to cease accepting credit card applications through priceline.com effective May 1, 1999. On March 10, 1999, priceline.com entered into an agreement in principle with First USA Bank, a leading national credit card issuer, under which First USA would replace Capital One as priceline.com's strategic partner in its credit card adaptive marketing program. A definitive agreement was entered into by priceline.com and First USA on March 31, 1999. Priceline.com implemented its credit card program with First USA in late April 1999. The First USA agreement has a term of five years, subject to certain earlier termination and repricing rights of First USA.

                         PRICELINE.COM INCORPORATED
                                 FORM 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements. In some cases, readers can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of such terms or other comparable terminology. These statements involve known and unknown risks, uncertainties and other factors that may cause priceline.com's actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those set forth under "Overview," "Liquidity and Capital Resources," and "Additional Factors that May Affect Future Results" included in this section, and those set forth in the "Risk Factors" section of priceline.com's Registration Statement on Form S-1 (File No. 333-69657), as amended, and priceline.com's final prospectus dated March 29, 1999. Although management of priceline.com believes that the expectations reflected in the forward-looking statements are reasonable, priceline.com cannot guarantee future results, levels of activity, performance, or achievements. Priceline.com undertakes no duty to update any of the forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

        Priceline.com has pioneered a unique new type of e-commerce known as a "demand collection system" that enables consumers to use the Internet to save money on a wide range of products and services while enabling sellers to generate incremental revenue. Using a simple and compelling consumer proposition-"name your price," priceline.com collects consumer demand, in the form of individual customer offers guaranteed by a credit card, for a particular product or service at a price set by the customer. Priceline.com then either communicates that demand directly to participating sellers or accesses participating sellers' private databases to determine whether it can fulfill the customer's offer on the basis of the pricing information and rules established by the sellers. Consumers agree to hold their offers open for a specified period of time and, once fulfilled, offers cannot be canceled. Priceline.com benefits consumers by enabling them to save money, while at the same time benefitting sellers by providing them with an effective revenue management tool capable of identifying and capturing incremental revenues. By requiring consumers to be flexible with respect to brands, sellers and product features, priceline.com enables sellers to generate incremental revenue without disrupting their existing distribution channels or retail pricing structures.

        Priceline.com was formed in July 1997 and its primary activities during the period prior to launch consisted of recruiting and training employees, developing its business model, implementing systems to support its business model, developing relationships with seller participants and developing the priceline.com brand. Priceline.com commenced operations in April 1998 with the sale of leisure airline tickets. Priceline.com's services were expanded to include the sale of new automobiles, on a test basis, in July 1998, hotel room reservations in October 1998 and home mortgages through a third party mortgage service in January 1999. In addition to home mortgages, priceline.com's home financing services now include home equity loans and refinancing services. The number of full-time employees of priceline.com increased from 10 at inception to 194 as of March 31, 1999.

        Priceline.com earns revenues upon the completion of successful transactions through the priceline.com service, which in certain cases includes revenues generated through adaptive marketing programs offered through the priceline.com service. The manner in which priceline.com earns revenues varies, however, depending on the product or service sold. With respect to airline ticket and hotel reservation services, priceline.com earns the spread between the customer's named price and the fare or rate charged by the seller. With respect to the automobile service, it earns a fixed fee from both the customer and the seller after the transaction is consummated. With respect to the home financing service, it receives a payment equal to a percentage of the net revenue generated by the service, which is operated in conjunction with LendingTree, Inc. Priceline.com also generates revenues through adaptive marketing programs with third parties that pay priceline.com fees for marketing their customer acquisition programs and through other ancillary fees paid to priceline.com by third parties. Consumer fees are payable only upon completion of successful transactions.

        All offers made through the priceline.com service are guaranteed by a customer credit card and credit cards are the only form of payment accepted by priceline.com. The manner in which and time at which revenues are recognized differs depending on the product or service sold through the priceline.com service. With respect to airline ticket and hotel reservation services, revenues are generated by transactions with customers who make offers to purchase airline tickets and reserve hotel rooms supplied by participating sellers. Revenues and related costs are recognized if, and when, priceline.com accepts the customer's offer and charges the customer's credit card. Because priceline.com is the merchant of record in these transactions, revenue for these services includes the amount billed to the customer, net of certain transportation taxes and fees. Airline and hotel revenues also may include fees from third parties for adaptive marketing programs. With respect to automobile and home financing services, fees or other payments payable by the seller and/or the customer are recognized as revenue. Because priceline.com acts as an intermediary between the customer and the seller in these transactions, revenues for these products and services is recorded at the amount of the fee received in connection with the transaction, and not on the value of the underlying transaction, when the transaction is completed. Automobile and home financing services revenues also may include fees from third parties for adaptive marketing programs.

        During the three month period from January 1, 1999 through March 31, 1999, priceline.com collected guaranteed offers for approximately 1,396,719 airline tickets, representing approximately $293.8 million in total consumer demand. This demand resulted in sales of approximately 186,250 airline tickets, representing approximately $38.8 million in revenue.

        Because the priceline.com system does not set minimum offer thresholds, and consumers are not charged to make offers for airline tickets and other products, it is expected that priceline.com will receive a significant number of unreasonable or fantasy offers. Accordingly, priceline.com also analyzes the percentage of "reasonable" ticket requests that it is able to fill. Priceline.com considers an offer for an airline ticket to be "reasonable" when it is no more than 30% lower than the lowest generally available advance-purchase fare for the same route. Using this standard, the overall percentage of ticket requests considered reasonable for the three-month period ended March 31, 1999 was approximately 65%. The 186,250 tickets sold through priceline.com during the three-month period represented approximately 24% of the combined reasonable ticket requests for domestic and international flights. For domestic routes where priceline.com's airline participants have strong coverage, that percentage was higher, with approximately 27% of all reasonable requests fulfilled for the same three-month period. The percentage of reasonable offers that priceline.com is able to fill can also vary depending on the particular route.

        Since its inception, priceline.com has incurred net losses in each fiscal quarter. Priceline.com incurred net losses of $17.2 million during the first quarter of 1999. As of March 31, 1999, priceline.com had an accumulated deficit of $142.5 million. Priceline.com believes that its continued growth will depend in large part on its ability to continue to promote the priceline.com brand and to apply the priceline.com business model to a wide range of products and services. Accordingly, priceline.com intends to continue to invest heavily in marketing and promotion, technology and personnel. As a result, it expects to incur additional losses for at least the next two years. In addition, priceline.com's limited operating history makes the prediction of future results of operations difficult, and accordingly, there can be no assurance that it will achieve or sustain revenue growth or profitability.

        Priceline.com is in the process of recruiting a chief operating officer. Priceline.com anticipates that compensation to such chief operating officer would include the grant of options to purchase shares of its common stock at fair market value on the date of grant. However, pursuant to prior board authorization, priceline.com has the authority to issue any such options at an exercise price of $16.00, the offering price in the company's initial public offering. In this event, priceline.com would recognize compensation expense over the vesting period of the options to the extent of the excess of the fair value of the underlying stock over the exercie price. Priceline.com expects the majority of such options to be granted in the year ending December 31, 1999.

        Priceline.com's travel agency license was previously held by Priceline Travel, a separate company that was owned by Mr. Jay S. Walker, priceline.com's Founder and Vice Chairman. Priceline Travel merged with and into priceline.com as of March 24, 1999. Accordingly, the financial statements include the financial position and results of operations of Priceline Travel for all periods presented.

Results of Operations

Quarter Ended March  31, 1999

        Priceline.com was formed in July 1997, but did not commence operations until April 1998. Accordingly, comparisons with prior periods are not meaningful.

        Revenues

        Total revenues for the quarter ended March 31, 1999 were $49.4 million. Revenues for the period were comprised primarily of the selling price of airline tickets and hotel room reservations, fee income from adaptive marketing programs offered in connection with priceline.com's product offerings and other ancillary revenues, and fee income from priceline.com's auto and home financing programs.

        Cost of Revenues and Gross Profit

        Cost of revenues for the quarter ended March 31, 1999 totaled $44.0 million, consisting of product costs of $43.7 million and supplier warrant costs of $381,000. Product costs were comprised of the cost of airline tickets from priceline.com's suppliers, net of the federal air transportation tax, segment fees and passenger facility charges imposed in connection with the sale of airline tickets. Product costs also include the cost of hotel rooms from priceline.com's suppliers, net of hotel tax. Supplier warrant costs represent a non-cash expense related to the issuance of common stock warrants issued to one of priceline.com's airline program participants in January 1999. Priceline.com anticipates that it will recognize additional supplier warrant costs in the amount of $381,000 in each of the next seven fiscal quarters.

        Gross profit, which is comprised of revenues less cost of revenues, was $5.4 million for the quarter ended March 31, 1999. Gross margin was 10.9% for the period. Excluding the effect of non-cash supplier warrant costs, priceline.com would have had gross profit of $5.8 million and gross margin of 11.6% for the quarter ended March 31, 1999. Gross profit and gross margin are affected by the price at which priceline.com causes offers to be fulfilled and by the level of fees generated by adaptive marketing programs.

        During the first quarter of 1999, priceline.com entered into an agreement with First USA Bank, a leading national credit card issuer, under which First USA replaced Capital One as its strategic partner in its credit card adaptive marketing program. In April 1999, priceline.com implemented its adaptive marketing program with First USA and, since that time, adaptive marketing revenues from third party credit card programs were primarily attributable to the First USA adaptive marketing program. The impact of this change will not be reflected until the second quarter of 1999 and thereafter. Capital One paid a fee for each qualifying credit card application submitted over the priceline.com service. The fee structure of the First USA program is based on different factors and may or may not result in revenues comparable to those under the Capital One program. See "Additional Factors that May Affect Future Results -- Priceline.com is Dependent on Adaptive Marketing Programs."

        Operating Expenses

        Sales and Marketing. Sales and marketing expenses for the quarter ended March 31, 1999 totaled $17.1 million, or 34.7% of revenues. Approximately 76% of sales and marketing expenses were comprised of advertising and promotion expenses. The remaining expenses consisted primarily of (1) fees payable to a third party service provider that operates priceline.com's call center; (2) credit card processing fees; (3) provisions for customer credit card charge-backs (based upon a percentage reflecting priceline.com's historical experience); and (4) compensation for priceline.com's sales and marketing personnel.

        General and Administrative. General and administrative expenses for the quarter ended March 31, 1999 totaled $3.7 million, or 7.4% of revenues. General and administrative expenses for the period were comprised primarily of compensation for personnel, fees for outside professionals, telecommunications and other overhead costs, including occupancy expense.

        Systems and Business Development. Systems and business development expenses for the quarter ended March 31, 1999 totaled $2.2 million, or 4.4% of revenues. Systems and business development expenses for the period were comprised primarily of compensation to priceline.com's information technology and product development staff and payments to outside contractors, data communications and other expenses associated with operating priceline.com's Web site and, to a lesser extent, depreciation on computer hardware and licensing fees for computer software.

        Interest Income, Net

        Interest income, net for the quarter ended March 31, 1999 totaled $457,772, reflecting approximately $475,000 of interest income earned by priceline.com on its cash balances, net of interest expense for the period.

Quarter Ended March 31, 1998

        During the quarter ended March 31, 1998, priceline.com was engaged in start-up activities and incurred $4.8 million of operating expenses. These operating expenses primarily consisted of investments in technology and personnel related expenses. No revenues were earned during the period. As of March 31, 1998, priceline.com had a cumulative net loss of $7.2 million.

Liquidity and Capital Resources

        Since its inception, priceline.com has financed its operations primarily through the sale of equity securities. As of March 31, 1999, priceline.com had approximately $30.6 million in cash and cash equivalents, and an IPO proceeds receivable of $149.0 million representing prospective initial public offering proceeds. On April 1, 1999, priceline.com completed its initial public offering in which it sold 10,000,000 shares of its common stock at a price of $16.00 per share, raising $160.0 million in gross proceeds. Offering proceeds to priceline.com, net of approximately $11.2 million in aggregate underwriters discounts and commissions and $4.8 million in related expenses, were approximately $144.0 million.

        In April 1999, priceline.com made a $3.3 million loan to Mr. Richard S. Braddock for the payment of taxes related to the issuance to Mr. Braddock of 8,125,000 shares of common stock in August 1998. The loan bears interest at 5.28% per annum. Interest is payable annually and principal is payable in January 2004.

        Net cash used in operating activities was $17.1 million for the quarter ended March 31, 1999. Net cash used in operating activities was primarily attributable to net losses.

        Net cash used in investing activities was $4.8 million for the quarter ended March 31, 1999. Net cash used in investing activities was primarily related to purchases of property and equipment.

        Net cash used in financing activities was $1.0 million for the quarter ended March 31, 1999. Net cash used in financing activities resulted primarily from the expenses paid in connection with priceline.com's initial public offering of 10,000,000 shares of its common stock, for which priceline.com received approximately $149.0 million in cash, net of underwriting discounts and commissions on April 1, 1999. Additional expenses of approximately $3.0 million are expected to be paid in the second quarter of 1999.

        Priceline.com had no material commitments for capital expenditures as of March 31, 1999, but capital expenditures were $4.8 for the first quarter of 1999, and priceline.com expects such expenditures to be at least $20.0 million in 1999. As a result of its rapid growth, priceline.com expects to increase capital expenditures for purchased software, internally developed software, computer equipment and leasehold improvements. Priceline.com believes that, based upon its current operating plan, its existing cash and cash equivalents, the net proceeds from its initial public offering and any cash generated from operations will be sufficient to fund its operating activities, capital expenditures and other obligations through at least the next three years. However, if during that period or thereafter priceline.com is not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to priceline.com, these failures could have a material adverse effect on priceline.com's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of its then-current stockholders would be diluted.

Recent Accounting Pronouncements

        In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." This SOP is effective for fiscal years beginning after December 15, 1998. This SOP provides guidance on capitalizing the cost of computer software developed or obtained for internal use. Priceline.com adopted this statement on January 1, 1999 and, during the quarter ended March 31, 1999, priceline.com capitalized approximately $2.4 million of computer software developed or obtained for internal use.

Tax Matters

Net Operating Loss Carryforwards

        Priceline.com has not generated any taxable income to date and therefore has not paid any federal income taxes since inception.
Utilization of priceline.com's net operating loss carryforwards, which begin to expire in 2018, may be subject to certain limitations under
Section 382 of the Internal Revenue Code of 1986, as amended. Priceline.com has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its realization.

Federal Air Transportation Tax on Airline Ticket Sales

        Currently, a federal air transportation tax is imposed upon the sale of airline tickets and generally is collected by the airlines selling the tickets. Because of the unique pricing structures employed in the priceline.com service, it is not clear how this federal tax should be calculated when sales occur using the priceline.com service. Priceline.com has submitted a written request to the United States Internal Revenue Service seeking a determination of priceline.com's federal air transportation tax obligations. Such determination may not be favorable and may require priceline.com to collect federal air transportation tax on the total amount paid by consumers for air travel. If the determination of the Internal Revenue Service is unfavorable, priceline.com could owe $274,230 in additional taxes as of March 31, 1999. Priceline.com has accrued for such potential liability in its condensed balance sheet as of March 31, 1999 and is providing for such potential liability on an ongoing basis. See " -- Additional Factors that May Affect Future Results -- Priceline.com's Business is Subject to Tax Uncertainties."

Non-Qualified Stock Options

        Priceline.com currently has outstanding non-qualified stock options to purchase 24,192,880 shares issued to various employees, consultants and directors pursuant to the 1997 Omnibus Plan and the 1999 Omnibus Plan. Each option entitles its holder to purchase a share of common stock at a weighted average exercise price of approximately $1.55 per share, subject to adjustment in accordance with the 1997 Omnibus Plan and the 1999 Omnibus Plan. On exercise of an option, priceline.com will be entitled to an income tax deduction equal to the difference between the exercise price of the option and the then fair market value of the common stock. As the exercise of options is in the sole discretion of the holder of the options, the timing of the corresponding income tax deduction is outside the control of priceline.com.

Year 2000 Readiness Disclosure

Priceline.com's State of Readiness

        Priceline.com has defined Year 2000 compliance as follows:

        Information technology time and date data processes, including, but not limited to, calculating, comparing and sequencing data from, into and between the 20th and 21st centuries contained in its products and services offered through the priceline.com service, will function accurately, continuously and without degradation in performance and without requiring intervention or modification in any manner that will or could adversely affect the performance of such products or the delivery of such services as applicable at any time hereafter.

        Priceline.com's internal systems include both its information technology systems and non-information technology systems. Priceline.com has initiated an assessment of its proprietary information technology systems, and expects to complete any remediation and testing of all information technology systems during 1999. With respect to information technology systems provided by third-party vendors, priceline.com has sought assurances from such vendors that their technology is Year 2000 compliant. All of priceline.com's material information technology system vendors have replied to inquiry letters sent by priceline.com stating that they either are Year 2000 compliant or expect to be so in a timely manner.

        Priceline.com is evaluating its non-information technology systems for Year 2000 compliance. It has not, to date, discovered any material Year 2000 issues with respect to its non-information technology systems.

        Priceline.com is in the process of contacting its material seller participants whose products or services are sold through the priceline.com service to determine if they are Year 2000 compliant. To date, all such seller participants have stated that they are, or expect to be, Year 2000 compliant in a timely manner.

        Priceline.com's customers are individual Internet users, and, therefore, priceline.com does not have any individual customers who are material to an evaluation of Year 2000 compliance issues.

The Costs to Address Year 2000 Issues

        Priceline.com has expensed amounts incurred in connection with Year 2000 compliance since its formation through March 31, 1999. Such amounts have not been material. The additional costs to make any other products or services Year 2000 compliant by mid-1999 will be expensed as incurred, but are not expected to be material.

        Priceline.com is not currently aware of any material operational issues or costs associated with preparing its systems for the Year 2000. Nonetheless, it may experience material unexpected costs caused by undetected errors or defects in the technology used in its systems or because of the failure of a material seller participant to be Year 2000 compliant.

Risks Associated with Year 2000 Issues

        Notwithstanding priceline.com's Year 2000 compliance efforts, the failure of a material system or vendor, including a seller participant in the priceline.com service, or the Internet generally, to be Year 2000 compliant could harm the operation of the priceline.com service or prevent certain products and services being offered through the priceline.com service, or have other unforeseen, adverse consequences to the company.

        Finally, priceline.com also is subject to external Year 2000-related failures or disruptions that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions. Moreover, participating sellers in priceline.com services might experience substantial slow-downs in business if consumers avoid products and services such as air travel both before and after January 1, 2000 arising from concerns about reliability and safety because of the Year 2000 issue. All of these factors could have a material adverse effect on its business, financial condition and results of operations.

Contingency Plans

        Priceline.com has not yet developed a contingency plan to address situations that may result if it is unable to achieve Year 2000 compliance. The cost of developing and implementing such a plan, if necessary, could be material.

Additional Factors That May Affect Future Results

Priceline.com's Limited Operating History Makes Evaluating Its Business
Difficult

        Priceline.com was formed in July 1997 and began operations on April 6, 1998. As a result, priceline.com has only a limited operating history on which you can base an evaluation of its business and prospects. Priceline.com's prospects must be considered in the light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets, such as online commerce, using new and unproven business models. To address these risks and uncertainties, priceline.com must, among other things:

        o  attract leading sellers and consumers to the priceline.com service;

        o maintain and enhance its brand, and expand its product and service offerings;

        o  attract, integrate, retain and motivate qualified personnel; and

        o  adapt to meet changes in its markets and competitive developments.

Priceline.com may not be successful in accomplishing these objectives.

Priceline.com Is Not Profitable and Expects to Continue to Incur Losses

        Priceline.com has incurred net losses of $63.3 million during the period from July 18, 1997 (inception) through March 31, 1999, before giving effect to $68.3 million of non-cash charges arising from equity issuances to a number of its participating airlines, its chief executive officer and other parties, which resulted in total net losses of $131.6 million for the period. Priceline.com has not achieved profitability and expects to continue to incur losses for at least the next two years. The principal causes of its losses are likely to continue to be significant brand development costs, marketing and promotion costs and technology and systems development costs.

        Almost all of priceline.com's revenues to date have been derived from airline ticket sales and related adaptive marketing programs. In order to increase airline and adaptive marketing revenues, build a record of successful transactions and enhance the priceline.com brand, priceline.com has sold a substantial portion of its airline tickets below cost. In addition, as its business model evolves, priceline.com expects to introduce a number of new products and services. With respect to both current and future product and service offerings, priceline.com expects to increase significantly its operating expenses in order to increase its customer base, enhance its brand image and support its growing infrastructure. For priceline.com to make a profit, its revenues and gross profit margins will need to increase sufficiently to cover these and other future costs. Otherwise, priceline.com may never make a profit.

Priceline.com Is Dependent on Adaptive Marketing Programs

        Priceline.com's adaptive marketing programs permit consumers to increase the amount of their offers at no additional cost by participating in sponsor promotions during the process of making an offer through the priceline.com service. The fees paid to priceline.com by sponsors offering the promotions generate significant revenues. Since these fees have historically involved no direct costs, they have had a disproportionately positive impact on priceline.com's gross profit margins. A significant reduction in consumer acceptance of its adaptive marketing programs, costs that priceline.com may incur in connection with adaptive marketing programs or any material decline in such programs could result in a material reduction in priceline.com's revenues and its gross profit. Priceline.com may not be able to replace such revenues through other programs or through product sales.

        During the first quarter of 1999, priceline.com's adaptive marketing revenues were primarily derived from fees paid by Capital One Bank for qualifying credit card applications submitted over the priceline.com service in connection with customer offers for airline tickets. On March 3, 1999, Capital One notified priceline.com of its intention to cease accepting credit card applications through priceline.com effective May 1, 1999.

        On March 10, 1999, priceline.com entered into an agreement in principle with First USA Bank, a leading national credit card issuer, under which First USA replaced Capital One as priceline.com's strategic partner in its credit card adaptive marketing program. A definitive agreement was entered into by priceline.com and First USA on March 31, 1999. Under the First USA adaptive marketing program, priceline.com enables its customers to increase the amount of their offers by a specified amount by applying online for a First USA credit card and offers other promotions linked to the First USA customer acquisition program. Priceline.com earns fees in a variety of ways, including (1) upon the opening of credit card accounts originated through the priceline.com service, up to a specified maximum amount of five million accounts, subject to reduction under certain circumstances by First USA; (2) upon the activation of credit card accounts acquired for First USA through the priceline.com service and based upon the use of such accounts; and (3) for transfers of balances from other credit cards to First USA credit cards through the priceline.com service. A portion of the fees earned under the First USA program is required to be reinvested in program incentives. The First USA agreement has a term of five years, subject to certain earlier termination and repricing rights of First USA. For example, subject to priceline.com's rights of renegotiation, First USA has the right to terminate the agreement after one year (and earlier under certain circumstances) if its financial returns under the adaptive marketing program are not at least equivalent to certain agreed upon levels.

Potential Fluctuations in Priceline.com's Financial Results Makes Financial Forecasting Difficult

        Priceline.com expects its revenues and operating results to vary significantly from quarter to quarter. As a result, quarter to quarter comparisons of its revenues and operating results may not be meaningful. In addition, due to priceline.com's limited operating history and its new and unproven business model, priceline.com cannot predict its future revenues or results of operations accurately. It is likely that in one or more future quarters its operating results will fall below the expectations of securities analysts and investors. If this happens, the trading price of its common stock would almost certainly be materially and adversely affected.

        Priceline.com's business has no backlog and almost all of its net revenues for a particular quarter are derived from transactions that are both initiated and completed during that quarter. Its current and future expense levels are based largely on its investment plans and estimates of future revenues and are, to a large extent, fixed. Accordingly, priceline.com may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, and any significant shortfall in revenues relative to its planned expenditures could have an immediate adverse effect on its business and results of operations.

        Priceline.com's limited operating history and rapid growth makes it difficult to assess the impact of seasonal factors on its business. Nevertheless, priceline.com expects its business to be subject to seasonal fluctuations, reflecting a combination of seasonality trends for the products and services offered by the priceline.com service and seasonality patterns affecting Internet use. For example, with regard to its travel products, demand for leisure travel may increase over summer vacations and holiday periods, while Internet usage may decline during the summer months. Its results also may be affected by seasonal fluctuations in the inventory made available to the priceline.com service by participating sellers. Airlines, for example, typically enjoy high demand for tickets through traditional distribution channels for travel during Thanksgiving and the year-end holiday period. As a result, during those periods, airlines may have less excess inventory to offer through the priceline.com service at discounted prices. Priceline.com's business also may be subject to cyclical variations for the products and services offered; for example, leisure travel and home mortgage financing tend to decrease in economic downturns.

Priceline.com is Dependent on the Airline Industry and Certain Airlines

        Priceline.com's near term, and possibly long term, prospects are significantly dependent upon its sale of leisure airline tickets. Sales of leisure airline tickets represented 78% of total revenue for the quarter ended March 31, 1999. Leisure travel, including the sale of leisure airline tickets, is dependent on personal discretionary spending levels. As a result, sales of leisure airline tickets and other leisure travel products tend to decline during general economic downturns and recessions. Unforeseen events, such as political instability, regional hostilities, increases in fuel prices, travel-related accidents and unusual weather patterns also may adversely affect the leisure travel industry. As a result, its business also is likely to be affected by those events. Significantly reducing its dependence on the airline and travel industries is likely to take a long time and there can be no guarantee that priceline.com will succeed in reducing that dependence.

        Sales of airline tickets from priceline.com's four largest airline suppliers accounted for approximately 93% of airline ticket revenue for the quarter ended March 31, 1999. As a result, currently priceline.com is substantially dependent upon the continued participation of these four airlines in the priceline.com service in order to maintain and continue to grow its total airline ticket revenues. Priceline.com currently has 19 participating airlines. However, its airline participation agreements:

        o do not require the airlines to make tickets available for any particular routes;

        o do not require the airlines to provide any specific quantity of airline tickets;

        o do not require the airlines to provide particular prices or levels of discount;

        o do not require the airlines to deal exclusively with it in the public sale of discounted airline tickets; and

        o    generally, can be terminated upon relatively short notice.

        These agreements also outline the terms and conditions under which ticket inventory provided by the airlines may be sold. In addition, its agreement with Delta Air Lines requires, subject to various exceptions, Delta's approval of the addition of new carriers to the priceline.com service and the routes for which tickets may be offered by specified carriers through the priceline.com service. Accordingly, Delta could limit priceline.com's ability to expand its business through the introduction of new carriers or the expansion of the routes for which priceline.com offers tickets.

        Due to its dependence on the airline industry, priceline.com could be severely affected by changes in that industry, and, in many cases, priceline.com will have no control over such changes or their timing. For example, if the Federal Aviation Administration grounded a popular aircraft model, excess seat capacity could be dramatically reduced and, as a result, its source of inventory could be significantly curtailed. In addition, given the concentration of the airline industry, particularly in the domestic market, major airlines that are not participating in the priceline.com service could exert pressure on other airlines not to supply it with tickets. Alternatively, the airlines could attempt to establish their own buyer-driven commerce service or other similar service to compete with us. Priceline.com also could be materially adversely affected by the bankruptcy, insolvency or other material adverse change in the business or financial condition of one or more of its airline participants.

Priceline.com's Business Model is Novel and Unproven

        The priceline.com service is based on a novel and unproven business model. Priceline.com will be successful only if consumers and sellers actively use the priceline.com service. Prior to the launch of the priceline.com service, consumers and sellers had never bought and sold products and services through a demand collection system over the Internet. Therefore, it is impossible to predict the degree to which consumers and sellers will use the priceline.com service.

        Many of the factors influencing consumers' and sellers' willingness to use the priceline.com service are outside its control. For example, a labor dispute that disrupts airline service or an airline accident could make consumers unwilling to use a service like priceline.com that does not permit the customer to designate the airline on which the customer purchases a ticket. In addition, a breach of security on the Internet, even if priceline.com were not involved, could make consumers unwilling to guarantee orders online with a credit card. Consequently, it is possible that consumers and sellers will never utilize the priceline.com service to the degree necessary for it to achieve profitability.

Priceline.com Needs to Sell New Products and Services

        Priceline.com is unlikely to make significant profits unless priceline.com makes new or complementary products and services and a broader range of existing products and services available through the priceline.com service. Priceline.com will incur substantial expenses and use significant resources in trying to expand the type and range of the products and services that priceline.com offers. However, priceline.com may not be able to attract sellers to provide such products and services or consumers to purchase such products and services through the priceline.com service. In addition, if priceline.com launches new products or services and they are not favorably received by consumers, its reputation and the value of the priceline.com brand could be damaged.

        Almost all of priceline.com's experience to date is in the travel industry. The travel industry is characterized by "expiring" inventories. For example, if not used by a specific date, an airline ticket or hotel room reservation has no value. The expiring nature of the inventory creates incentives for airlines and hotels to sell seats or room reservations at reduced rates. Because priceline.com has only limited experience in selling "non-expiring" inventories on the priceline.com service, such as new cars or financial services, it cannot predict whether the priceline.com business model can be successfully applied to such products and services.

Priceline.com May Be Unable to Effectively Manage Its Rapid Growth

        Priceline.com has rapidly and significantly expanded its operations and anticipates that further expansion will be required to realize its growth strategy. Its rapid growth has placed significant demands on its management and other resources which, given its expected future growth rate, is likely to continue. To manage its future growth, priceline.com will need to attract, hire and retain highly skilled and motivated officers and employees and improve existing systems and/or implement new systems for: (1) transaction processing; (2) operational and financial management; and (3) training, integrating and managing its growing employee base.

If Priceline.com Loses Its Key Personnel or Cannot Recruit Additional Personnel, Its Business May Suffer

        Competition for personnel with experience in Internet commerce is intense. If priceline.com does not succeed in attracting new employees or retaining and motivating its current and future employees, its business could suffer significantly.

        Since its formation in July 1997, priceline.com has expanded from 10 to 194 full-time employees as of March 31, 1999. Priceline.com also has employed many key personnel since its launch in April 1998, including its Chief Executive Officer, and a number of key managerial, marketing, planning, financial, technical and operations personnel. In addition, priceline.com currently is engaged in recruiting a new chief operating officer. Priceline.com expects to continue to add additional key personnel in the near future. Priceline.com does not have "key person" life insurance policies on any of its key personnel.

        Priceline.com believes its performance is substantially dependent on:

        o its ability to retain and motivate its senior management and other key employees; and

        o its ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, marketing and customer service personnel.

Priceline.com Relies on Third-Party Systems

        Priceline.com relies on certain third-party computer systems or third-party service providers, including;

        o the computerized central reservation systems of the airline and hotel industries to satisfy demand for airline tickets and hotel room reservations;

        o the computer systems of LendingTree, Inc. to satisfy offers for home mortgages;

        o Exodus Communications to host its systems infrastructure, web and database servers; and

        o      CallTech Communications Incorporated to operate its call center.

        Any interruption in these third-party services, or a deterioration in their performance, could be disruptive to its business. Priceline.com currently does not have any contractual arrangement with Exodus Communications and its agreements with CallTech Communications and LendingTree are terminable upon short notice. In the event its arrangement with any of such third parties is terminated, priceline.com may not be able to find an alternative source of systems support on a timely basis or on commercially reasonable terms.

Intense Competition Could Reduce Priceline.com's Market Share and Harm Its Financial Performance

        The markets for the products and services offered on the priceline.com service are intensely competitive. Priceline.com competes with both traditional distribution channels and online services. Increased competition could diminish its ability to become profitable or result in loss of market share and damage the priceline.com brand.

        Priceline.com currently or potentially competes with a variety of companies with respect to each product or service priceline.com offers. With respect to travel products, these competitors include:

        o Internet travel agents such as Travelocity, Preview Travel and Microsoft's Expedia.com;

        o      traditional travel agencies;

        o consolidators and wholesalers of airline tickets and other travel products;

        o individual airlines, hotels, rental car companies, cruise operators and other travel service providers; and

        o operators of travel industry reservation databases such as Worldspan and Sabre.

Its current or potential competitors with respect to new automobiles include traditional and online auto dealers, including newly developing auto superstores such as Auto Nation, Auto-by-Tel and Microsoft's CarPoint. With respect to financial service products, its competitors include:

        o      banks and other financial institutions;

        o online and traditional mortgage and insurance brokers, including Quicken Mortgage, E-Loan and Home Shark; and

        o      insurance companies.

        Priceline.com also potentially faces competition from a number of large online services that have expertise in developing online commerce and in facilitating Internet traffic. These potential competitors include America Online, Microsoft and Yahoo!, who could choose to compete with it either directly or indirectly through affiliations with other e-commerce companies. Other large companies with strong brand recognition, technical expertise and experience in online commerce and direct marketing could also seek to compete in the buyer-driven commerce market.

        Many of its competitors have significant competitive advantages. For example, airlines, hotels, financial institutions and other suppliers also sell their products and services directly to consumers and have established Web sites. Internet directories, search engines and large traditional retailers have significantly greater operating histories, customer bases, technical expertise, brand recognition and/or online commerce experience than us. In addition, certain competitors may be able to devote significantly greater resources than it to:

        o      marketing and promotional campaigns;

        o      attracting traffic to their Web sites;

        o      attracting and retaining key employees; and

        o      Web site and systems development.

Priceline.com's Success Depends on Its Ability to Protect Its Intellectual Property

        Priceline.com has developed a comprehensive program for securing and protecting rights in patentable inventions, trademarks, trade secrets and copyrightable materials. If priceline.com is not successful in protecting its intellectual property, there could be a material adverse effect on its business.

        Patents

        Priceline.com currently holds one issued United States patent directed to a unique Internet-based buyer-driven commerce method and system underlying its business model. Priceline.com also holds one issued United States patent directed to a method and system for pricing and selling airline ticket options and one allowed patent application directed to methods and systems for generating airline-specified time tickets. In addition, priceline.com has pending eighteen United States and one international patent applications directed to different aspects of its technology and business processes. Priceline.com also has instituted an invention development program to identify and protect new inventions and a program for international filing of selected patent applications. Nevertheless, it is possible that:

        o its core buyer-driven commerce patent and any other issued patents could be successfully challenged by one or more third parties, which could result in its loss of the right to prevent others from exploiting the buyer-driven commerce system claimed in the patent or the inventions claimed in any other issued patents;

        o because of variations in the application of its business model to each of its products and services, its core buyer-driven commerce patent may not be effective in preventing one or more third parties from utilizing a copycat business model to offer the same product or service in one or more categories;

        o its ability to practice its core buyer-driven commerce patent through offering one or more of its products or services could be successfully prevented if one or more third parties prevail in an interference action in the U.S. Patent and Trademark Office and thereby obtain priority of invention for the subject matter claimed in its core buyer-driven commerce patent;

        o its pending patent applications may not result in the issuance of patents; and

        o current and future competitors could devise new methods of competing with its business that are not covered by its issued patents or patent applications.

        While priceline.com's core patent is directed to a unique buyer-driven commerce system and method, it does not necessarily prevent competitors from developing and operating Internet commerce businesses that use customer-offer based business models. It is possible for a competitor to develop and utilize a business model that appears similar to its patented buyer-driven commerce system, but which has sufficient distinctions that it does not fall within the scope of its patent. For example, priceline.com is aware of more than one Internet travel service that appears to use a customer offer based transaction model, but based on the information priceline.com has obtained to date, may not infringe its patent.

        Priceline.com is currently subject to an interference action relating to its core buyer-driven commerce patent. See Note 6 of the Notes to Condensed Financial Statements.

        Trademarks, Copyrights and Trade Secrets

        Priceline.com regards the protection of its copyrights, service marks, trademarks, trade dress and trade secrets as critical to its future success. Priceline.com relies on a combination of laws and contractual restrictions, such as confidentiality agreements to establish and protect its proprietary rights. However, laws and contractual restrictions may not be sufficient to prevent misappropriation of its technology or deter others from developing similar technologies. Priceline.com also attempts to register its trademarks and service marks in the United States and internationally. However, effective trademark, service mark, copyright and trade secret protection may not be obtainable and/or available in every country in which its services are made available online.

        Pending Litigation

        Current pending litigation against priceline.com and others alleges causes of action for, among other things, misappropriation of trade secrets, breach of contract, conversion, breach of confidential relationship, copyright infringement, fraud, unfair competition, and false advertising, and seeks injunctive relief and damages in an unspecified amount. See Note 6 of the Notes to the Condensed Financial Statements.

        Domain Names

        Priceline.com currently holds the Internet domain name "priceline.com," as well as various other related names. Domain names generally are regulated by Internet regulatory bodies. The regulation of domain names in the United States and in foreign countries is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, priceline.com may not acquire or maintain the "priceline.com" domain name in all of the countries in which priceline.com conducts business.

        The relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, priceline.com could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of its trademarks and other proprietary rights.

        Licenses

        In the future, priceline.com may license portions of its intellectual property, including its issued patents, to third parties. To date, priceline.com has granted a small business providing online travel services immunity from suit under its core Internet-based buyer-driven commerce system patent, on the condition that the nature and scope of such business is not significantly changed. If the nature or scope of such immunity were disputed, priceline.com would need to institute proceedings to enforce its rights either under the immunity agreement or under the patent.

Priceline.com May Not Be Able to Keep Up With the Rapid Technological and Other Changes

        The markets in which priceline.com competes are characterized by rapidly changing technology, evolving industry standards, frequent new service and product announcements, introductions and enhancements and changing consumer demands. Priceline.com may not be able to keep up with these rapid changes. In addition, these market characteristics are heightened by the emerging nature of the Internet and the apparent need of companies from many industries to offer Internet-based products and services. As a result, priceline.com's future success will depend on its ability to adapt to rapidly changing technologies, to adapt its services to evolving industry standards and to continually improve the performance, features and reliability of its service in response to competitive service and product offerings and the evolving demands of the marketplace. In addition, the widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require it to incur substantial expenditures to modify or adapt its services or infrastructure.

Year 2000 Risks May Harm Priceline.com's Business

        The risks posed by Year 2000 issues could adversely affect priceline.com's business in a number of other significant ways. Although priceline.com believes that its internally developed systems and technology are Year 2000 compliant, its information technology systems nevertheless could be substantially impaired or cease to operate due to Year 2000 problems. Additionally, priceline.com relies on information technology supplied by third parties, and its participating sellers also are heavily dependent on information technology systems and on their own third party vendors' systems. Year 2000 problems experienced by it or any of such third parties could materially adversely affect its business. Additionally, the Internet could face serious disruptions arising from the Year 2000 problem.

        Priceline.com is evaluating its internal information technology systems and contacting its information technology suppliers and participating sellers to ascertain their Year 2000 status. However, priceline.com cannot guarantee that its own systems will be Year 2000 compliant in a timely manner, that any of its participating sellers or other Web site vendors will be Year 2000 compliant in a timely manner, or that there will not be significant interoperability problems among information technology systems. Priceline.com also cannot guarantee that consumers will be able to visit its Web site without serious disruptions arising from the Year 2000 problem. Given the pervasive nature of the Year 2000 problem, priceline.com cannot guarantee that disruptions in other industries and market segments will not adversely affect its business. Further, the costs related to Year 2000 compliance could be significant. Moreover, participating sellers in priceline.com services might experience substantial slow-downs in business if consumers avoid products and services such as air travel both before and after January 1, 2000 arising from concerns about reliability and safety because of the Year 2000 issue.

Online Security Breaches Could Harm Priceline.com's Business

        The secure transmission of confidential information over the Internet is essential in maintaining consumer and supplier confidence in the priceline.com service. Substantial or ongoing security breaches on its system or other Internet-based systems could significantly harm its business. Priceline.com currently requires buyers to guarantee their offers with their credit card, either online or through its toll-free telephone service. Priceline.com relies on licensed encryption and authentication technology to effect secure transmission of confidential information, including credit card numbers. It is possible that advances in computer capabilities, new discoveries or other developments could result in a compromise or breach of the technology used by it to protect customer transaction data.

        Priceline.com incurs substantial expense to protect against and remedy security breaches and their consequences. A party that is able to circumvent its security systems could steal proprietary information or cause interruptions in its operations. Security breaches also could damage its reputation and expose it to a risk of loss or litigation and possible liability. Its insurance policies carry low coverage limits, which may not be adequate to reimburse it for losses caused by security breaches. Priceline.com cannot guarantee that its security measures will prevent security breaches.

        Priceline.com also faces risks associated with security breaches affecting third parties conducting business over the Internet. Consumers generally are concerned with security and privacy on the Internet and any publicized security problems could inhibit the growth of the Internet and, therefore, the priceline.com service as a means of conducting commercial transactions.

Priceline.com's Stock Price Could Be Highly Volatile

        The market prices for stocks of Internet-related and technology companies, particularly following an initial public offering, frequently increase to levels that bear no relationship to the operating performance of such companies. Such market prices generally are not sustainable and are subject to wide variations. If priceline.com's common stock trades to such levels, it likely will thereafter experience a material decline.

        In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of their securities. Priceline.com may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources.

Priceline.com's Business is Subject to Tax Uncertainties

        Potential Federal Air Transportation Tax Liability

        Currently, a federal air transportation tax is imposed upon the sale of airline tickets and generally is collected by the airlines selling the tickets. The tax is based upon a percentage of the cost of transportation, which was 9% for periods prior to October 1, 1998 and 8% thereafter. Because of the unique pricing structures employed in the priceline.com service, such as the amount paid by the customer for a ticket being different than the amount charged by the airline for the same ticket with the excess payment, if any, going to it as a charge for the use of its proprietary business method, it is not clear how this federal tax should be calculated when sales occur using the priceline.com service. Priceline.com has been calculating this tax based on the price charged by the airline for a ticket, rather than the price paid by the customer. There is a possibility that current law requires computation of the tax based on the price paid by the customer to us. Due to the uncertainty of how the federal air transportation tax applies to sales of airline tickets using the priceline.com service, priceline.com has submitted a written request to the United States Internal Revenue Service seeking a determination of its federal air transportation tax obligations. Such determination may not be favorable and may require it to collect the federal air transportation tax on the total amount paid by consumers for air travel.

        If the determination of the Internal Revenue Service is unfavorable, priceline.com could owe approximately $274,230 in additional taxes as of March 31, 1999. Priceline.com has accrued for such potential liability in its condensed balance sheet as of March 31, 1999 and is providing for such potential liability on an ongoing basis. Priceline.com has agreed to indemnify and hold harmless certain of its participating airlines from any liability with respect to such taxes, as well as to secure the payment of such taxes by a letter of credit.

        State Taxes

        Priceline.com files tax returns in such states as required by law based on principles applicable to traditional businesses. In addition, priceline.com does not collect sales or other similar taxes in respect of transactions conducted through the priceline.com service (other than the federal air transportation tax referred to above). However, one or more states could seek to impose additional income tax obligations or sales tax collection obligations on out-of-state companies, such as ours, which engage in or facilitate online commerce. A number of proposals have been made at state and local levels that could impose such taxes on the sale of products and services through the Internet or the income derived from such sales. Such proposals, if adopted, could substantially impair the growth of e-commerce and adversely affect its opportunity to become profitable.

        Legislation limiting the ability of the states to impose taxes on Internet-based transactions recently has been enacted by the United States Congress. However, this legislation, known as the Internet Tax Freedom Act, imposes only a three-year moratorium, which commenced October 1, 1998 and ends on October 21, 2001, on state and local taxes on (1) electronic commerce where such taxes are discriminatory and (2) Internet access unless such taxes were generally imposed and actually enforced prior to October 1, 1998. It is possible that the tax moratorium could fail to be renewed prior to October 21, 2001. Failure to renew this legislation would allow various states to impose taxes on Internet-based commerce. The imposition of such taxes could adversely affect priceline.com's ability to become profitable.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

        Priceline.com currently has no floating rate indebtedness, holds no derivative instruments and does not earn significant foreign-sourced income. Accordingly, changes in interest rates or currency exchange rates do not generally have a direct effect on priceline.com's financial position. However, changes in currency exchange rates may affect the cost of international airline tickets and international hotel reservations offered through the priceline.com service, and so indirectly affect consumer demand for such products and priceline.com's revenue. In addition, to the extent that changes in interest rates and currency exchange rates affect general economic conditions, priceline.com would also be affected by such changes.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

        On January 6, 1999, priceline.com received notice that a third party patent applicant and patent attorney, Thomas G. Woolston, purportedly had filed in December 1998 with the United States Patent and Trademark Office a request to declare an "interference" between a patent application filed by Woolston describing an electronic market for used and collectible goods and priceline.com's core buyer-driven commerce patent. Priceline.com currently is awaiting information from the Patent Office regarding whether it will initiate an interference proceeding concerning Woolston's patent application and priceline.com's core buyer-driven commerce patent. While the interference process is still at an early stage, among other things, priceline.com believes that the Woolston patent application does not disclose the inventions covered by the priceline.com patent claims and believes that it has meritorious defenses to Woolston's claim, which it intends to pursue vigorously.

        On January 19, 1999, Marketel International Inc. ("Marketel"), a California corporation, filed a lawsuit against priceline.com and Priceline Travel, among others. On February 22, 1999, Marketel filed an amended and supplemental complaint, and on March 17, 1999, Marketel filed a second amended complaint. The second amended complaint filed by Marketel alleges causes of action for, among other things, misappropriation of trade secrets, breach of contract, conversion, breach of confidential relationship, copyright infringement, fraud, unfair competition and false advertising, and seeks injunctive relief and damages in an unspecified amount. In its second amended complaint, Marketel alleges, among other things, that the defendants conspired to misappropriate Marketel's business model, which it describes as a buyer-driven electronic marketplace for travel services and its appurtenant techniques, market research, forms, plans, and processes, which allegedly were provided in confidence to some of the defendants approximately ten years ago. The second amended complaint also alleges that three former Marketel employees are the actual sole inventors or co-inventors of a patent which was issued on August 11, 1998 and which patent has been assigned to priceline.com. Marketel asks that the patent's inventorship be corrected accordingly. On February 5, 1999, February 10, 1999 and March 31, 1999, the defendants filed their answer, amended answer and answer to the second amended complaint, respectively, to the amended complaint, in which they denied the material allegations of liability in the second amended complaint. Priceline.com and all other defendants strongly dispute the material legal and factual allegations contained in Marketel's second amended complaint and believe that the second amended complaint is without merit. On April 22, 1999, Marketel's legal counsel filed a motion to withdraw as counsel on the following grounds: (1) Marketel has failed to cooperate with its counsel in the preparation and prosecution of the case; (2) Marketel and its counsel have been unable to reach agreement as to compensation; and (3) Marketel and its counsel have a fundamental disagreement over the handling of the litigation. Marketel has filed an opposition to the withdrawal of its counsel. A hearing has been scheduled on this issue for May 28, 1999.

        Priceline.com intends to defend vigorously against the action. Defending the lawsuit may involve significant expense and, due to the inherent uncertainties of litigation, there can be no certainty as to the ultimate outcome. Pursuant to the indemnification obligations contained in the Purchase and Intercompany Services Agreement with Walker Digital, Walker Digital has agreed to indemnify, defend and hold harmless priceline.com for damages, liabilities and legal expenses incurred in connection with the Marketel litigation.

        From time to time priceline.com has been and expects to continue to be subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of third party intellectual property rights by the company. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

Item 2.  Changes in Securities and Use of Proceeds.

        On April 1, 1999, priceline.com completed an initial public offering in which it sold 10,000,000 shares of its common stock, $0.008 par value. The managing underwriters in the offering were Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, BancBoston Robertson Stephens Inc. and Donaldson, Lufkin & Jenrette Securities Corporation. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Reg. No. 333-69657) that was declared effective by the Securities and Exchange Commission on March 29, 1999. All 10,000,000 shares of common stock registered under the Registration Statement were sold at a price of $16.00 per share for gross proceeds of $160.0 million. Offering proceeds to priceline.com, net of approximately $11.2 million in aggregate underwriter discounts and commissions and $4.8 million in other related expenses, were approximately $144.0 million.

        As of March 31, 1999, priceline.com's balance sheet reflected a receivable of $149.0 million in respect of the offering proceeds it received on April 1, 1999, and accordingly, as of March 31, 1999, none of the net offering proceeds to priceline.com had been applied. The net proceeds from the initial public offering will be used for general corporate purposes, including working capital to fund anticipated operating losses, expenses associated with its advertising campaigns, brand-name promotions and other marketing efforts and capital expenditures. Priceline.com also may use a portion of the net proceeds, currently intended for general corporate purposes, to acquire or invest in businesses, technologies, products or services, although no specific acquisitions are planned and no portion of the net proceeds has been allocated for any acquisition. None of the net offering proceeds of priceline.com have been or will be paid directly or indirectly to any director, officer, general partner of priceline.com or their associates, persons owning 10% or more of any class of priceline.com's equity securities, or an affiliate of priceline.com.

        Simultaneous with the effectiveness of the registration statement relating to the initial public offering, each outstanding share of priceline.com's Series A and Series B convertible preferred stock was automatically converted into 1.25 shares of priceline.com's common stock.

Item 3.  Defaults Upon Senior Securities.

        Not Applicable.

Item 4.  Submission of Matters to Vote of Security Holders.

        Not Applicable.

Item 5.  Other Information.

        Not Applicable.

Item 6.  Exhibits and Reports On Form 8-K.

        (a)    Exhibits

        Exhibit
        Number                 Description
        -------                -----------
        10.1+ Interactive Marketing Agreement, dated March 31, 1999, by and between priceline.com Incorporated and First USA Bank, N.A.

        27.1          Financial Data Schedule.

---------------------
+ Certain portions of this document have been omitted pursuant to a confidential treatment request.

        (b)    Reports on Form 8-K

               None.



                                 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 17, 1999                     PRICELINE.COM INCORPORATED
                                              (Registrant)



                                       By: /s/ Richard S. Braddock
                                          -----------------------------
                                       Name:  Richard S. Braddock
                                       Title: Chairman and Chief Executive
                                              Officer



Date: May 17, 1999                     By: /s/ Paul E. Francis
                                          --------------------------------
                                       Name:  Paul E. Francis
                                       Title: Chief Financial Officer



                               EXHIBIT INDEX


Exhibit No.         Description
-----------         -----------

10.1+ Interactive Marketing Agreement, dated March 31, 1999, by and between priceline.com Incorporated and First USA Bank, N.A.

27.1                Financial Data Schedule.

-----------------

+ Certain portions of this document have been omitted pursuant to a confidential treatment request.