Form 10-Q
period 1999-06-30
PRICELINE COM INC
filed 1999-08-06
CIK 1075531

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                              ---------------

                                 FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1999

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


                            Five High Ridge Park
                        Stamford, Connecticut 06905
                  (Address of principal executive offices)


                               (203) 705-3000
            (Registrant's telephone number, including area code)


                                    N/A
            (Former name, former address and former fiscal year,
                      if changed, since last report.)


        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X. NO _.

Number of shares of Common Stock outstanding at June 30, 1999:

   Common Stock, par value $0.008 per share              142,320,427
-------------------------------------------------     -----------------
         (Class)                                      (Number of Shares)




                         PRICELINE.COM INCORPORATED
                                 FORM 10-Q

                    FOR THE QUARTER ENDED JUNE 30, 1999

Part I - FINANCIAL INFORMATION..........................................1
      Item 1.  Condensed Financial Statements...........................1
               Condensed Balance Sheets as of December 31, 1998
               And June 30, 1999........................................1
               Condensed Statements of Operations for the
               Three and Six Months Ended June 30, 1998 and 1999........2
               Condensed Statement of Changes in Stockholders'
               Equity for the Six Months Ended June 30, 1999............3
               Condensed Statements of Cash Flows
               For the Six Months Ended June 30, 1998 and 1999..........4
               Notes to Condensed Financial Statements .................5

      Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations...................10

      Item 3.  Quantitative and Qualitative Disclosures About
                 Market Risk...........................................41

PART II - OTHER INFORMATION............................................42
        Item 1.  Legal Proceedings.....................................42
        Item 2.  Changes in Securities and Use of Proceeds.............42
        Item 3.  Defaults Upon Senior Securities.......................43
        Item 4.  Submission of Matters to Vote of Security Holders.....43
        Item 5.  Other Information.....................................43
        Item 6.  Exhibits and Reports on Form 8-K......................43
        SIGNATURES.....................................................44




PART I - FINANCIAL INFORMATION
ITEM 1.  CONDENSED FINANCIAL STATEMENTS.

                         PRICELINE.COM INCORPORATED
                          CONDENSED BALANCE SHEETS
                 AS OF DECEMBER 31, 1998 AND JUNE 30, 1999
                                (UNAUDITED)


                                                                  DECEMBER 31,           June 30,
                            ASSETS                                    1998                 1999
                                                                -----------------    -----------------

CURRENT ASSETS:
   Cash and cash equivalents...................................       $53,593,026         $142,803,134
   Short term investments......................................                 -            9,307,474
   Accounts receivable, net of allowance for uncollectible
     accounts of $290,823 and $1,173,243 at December 31,
     1998 and June 30, 1999, respectively......................         4,176,980           22,683,987
   Related party receivable....................................                 -            1,383,592
   Prepaid expenses and other current assets...................         2,433,542            7,338,897
                                                                -----------------    -----------------


     Total current assets......................................        60,203,548          183,517,084
PROPERTY AND EQUIPMENT-net.....................................         5,926,877           15,311,214
RELATED PARTY RECEIVABLE.......................................                 -            4,374,372
OTHER ASSETS...................................................           442,060            1,592,222
                                                                -----------------    -----------------


TOTAL ASSETS...................................................       $66,572,485         $204,794,892
                                                                =================    =================

       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable............................................        $5,268,430          $26,933,608
   Related party payable.......................................            32,447                    -
   Accrued expenses............................................         4,258,641            6,403,716
   Other current liabilities...................................           722,030              136,109
                                                                -----------------    -----------------

     Total current liabilities.................................        10,281,548           33,473,433
LONG-TERM DEBT-net.............................................           989,018                    -
CAPITAL LEASE OBLIGATIONS-net of current portion...............            26,074               12,248
                                                                -----------------    -----------------

Total liabilities..............................................        11,296,640           33,485,681
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS' EQUITY
   Preferred stock.............................................           311,262                    -
   Common stock................................................           745,802            1,138,564
   Additional paid-in capital..................................       171,158,186          326,880,953
   Accumulated deficit.........................................     (116,939,405)        (156,710,306)
                                                                -----------------    -----------------

     Total stockholders' equity................................        55,275,845          171,309,211
                                                                -----------------    -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.....................       $66,572,485         $204,794,892
                                                                =================    =================


         See accompanying notes to condensed financial statements.




                         PRICELINE.COM INCORPORATED
                     CONDENSED STATEMENTS OF OPERATIONS
         FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1999
                                (UNAUDITED)


                                         THREE MONTHS ENDED                 SIX MONTHS ENDED
                                      June 30,        June 30,         June 30,          June 30,
                                        1998            1999             1998              1999
                                   --------------  ---------------  ---------------   ---------------

Revenues..........................     $7,021,639     $111,563,849       $7,021,639      $160,974,391
Cost of Revenues:
   Product costs..................      7,942,840      100,664,343        7,942,840       144,323,527
   Supplier warrant costs.........              -          380,759                -           761,518
                                   --------------  ---------------  ---------------   ---------------

Total cost of revenues............      7,942,840      101,045,102        7,942,840       145,085,045
   Gross profit (loss)............      (921,201)       10,518,747        (921,201)        15,889,346

Expenses:
   Sales and marketing............      6,635,069       17,732,941        7,764,477        34,871,086
   General and administrative.....      3,101,635        5,503,245        4,798,876         9,169,869
   Systems and business
     development..................      3,442,161        3,468,512        5,368,214         5,652,423
                                   --------------  ---------------  ---------------   ---------------

Total expenses....................     13,178,865       26,704,698       17,931,567        49,693,378
                                   --------------  ---------------  ---------------   ---------------

Operating loss....................   (14,100,066)     (16,185,951)     (18,852,768)      (33,804,032)
Interest income, net..............        112,690        1,929,332          162,331         2,387,104
                                   --------------  ---------------  ---------------   ---------------

Net loss..........................   (13,987,376)     (14,256,619)     (18,690,437)      (31,416,928)
Accretion on preferred stock......              -                -                -       (8,353,973)
                                   --------------  ---------------  ---------------   ---------------
Net loss applicable to common
   stockholders...................  $(13,987,376)    $(14,256,619)    $(18,690,437)     $(39,770,901)
                                   ==============  ===============  ===============   ===============

Per share basic and diluted net
   loss applicable to common
   stockholders...................        $(0.17)          $(0.10)          $(0.27)           $(0.29)
                                   ==============  ===============  ===============   ===============

Weighted average common shares
   outstanding....................     81,297,098      142,320,427       69,738,365       137,436,399


                  See accompanying notes to condensed financial statements.



                         PRICELINE.COM INCORPORATED
           CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                (UNAUDITED)



                                                                         ADDITIONAL
                              PREFERRED STOCK           COMMON STOCK      PAID-IN        ACCUMULATED
                             SHARES      AMOUNT      SHARES      AMOUNT   CAPITAL          DEFICIT       TOTAL
                           ----------- --------------------- ----------- ----------     -------------  ---------

Balance, January 1, 1999..  31,126,184   $311,262   93,225,199   $745,802  $171,158,186  $(116,939,405)  $55,275,845
Conversion of Series A
  convertible preferred
  stock...........         (17,288,684)  (172,887)  21,610,853   172,887             -             -            -
Conversion of Series B
     convertible
preferred stock........... (13,837,500)  (138,375)  17,296,875   138,375             -             -            -
Accretion on preferred
   stock..................           -          -          -          -      8,353,973    (8,353,973)           -
Issuance of common stock..           -          -  10,000,000     80,000   144,274,221             -    144,354,221
Exercise of warrants......                            187,500      1,500        48,500             -         50,000
Issuance of warrants to
  purchase common stock...           -          -          -          -      3,046,073             -      3,046,073
Net loss..................           -          -          -          -             -    (31,416,928)   (31,416,928)
                           -----------   --------  ----------  ---------  ------------  ------------   -------------
Balance, June 30, 1999....           -         $- 142,320,427 $1,138,564  $326,880,953 $(156,710,306)  $171,309,211
                           ===========   ======== =========== ==========  ============ =============   ============


                  See accompanying notes to condensed financial statements.



                         PRICELINE.COM INCORPORATED
                     CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1999
                                (UNAUDITED)


                                                                           SIX MONTHS ENDED
                                                                     June 30,            June 30,
                                                                       1998                1999
                                                                ------------------   -----------------

OPERATING ACTIVITIES:
Net loss.......................................................      $(18,690,437)       $(31,416,928)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization.............................            659,544           1,911,678
     Provision for uncollectible accounts......................              5,829           1,401,372
     Supplier warrant costs....................................                                761,518
   Changes in assets and liabilities:
     Receivables...............................................        (1,679,081)        (19,908,379)
     Related party receivables.................................                  -         (5,790,411)
     Prepaid expenses and other current assets.................          (368,159)         (3,382,318)
     Accounts payable and accrued expenses.....................          3,315,410          23,703,167
     Other.....................................................          (296,447)         (1,030,020)
                                                                ------------------   -----------------

       Net cash used in operating activities...................       (17,053,341)        (33,750,321)
INVESTING ACTIVITIES:
     Additions to property and equipment.......................        (5,076,153)        (11,285,032)
     Purchases of short-term investments.......................                  -         (9,307,474)
                                                                ------------------   -----------------

       Net cash used in investing activities...................        (5,076,153)        (20,592,506)
FINANCING ACTIVITIES:
     Issuance of long-term debt................................          2,000,000                   -
     Payment of long-term debt and capital lease obligations...           (10,587)         (1,012,099)
     Issuance of common stock and subscription units...........         23,364,000         144,565,034
     Payment received on stockholder note......................            250,000                   -
                                                                ------------------   -----------------

       Net cash provided by financing activities...............         25,603,413         143,552,935
NET INCREASE IN CASH AND CASH EQUIVALENTS......................          3,473,919          89,210,108
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.................             16,459          53,593,026
                                                                ------------------   -----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD.......................         $3,490,378        $142,803,134
                                                                ==================   =================

SUPPLEMENTAL CASH FLOW INFORMATION-Cash paid
   during the year for interest................................             $5,232             $50,397

                See accompanying notes to condensed financial statements.



                         PRICELINE.COM INCORPORATED
                  NOTES TO CONDENSED FINANCIAL STATEMENTS

1.  BUSINESS DESCRIPTION

        Priceline.com Incorporated ("priceline.com") has pioneered a new type of e-commerce known as a demand collection system that enables consumers to use the Internet to save money on a wide range of products and services while enabling sellers to generate incremental revenue. Priceline.com collects consumer demand, in the form of individual customer offers guaranteed by a credit card for a particular product or service at a price set by the customer. Priceline.com then either communicates that demand directly to participating sellers or accesses participating sellers' private databases to determine whether the customer's offer can be fulfilled on the basis of the pricing information and rules established by the sellers. Consumers agree to hold their offers open for a specified period of time and once fulfilled, offers cannot be cancelled. By requiring consumers to be flexible with respect to brands, sellers and/or product features, priceline.com enables sellers to generate incremental revenue without disrupting their existing distribution channels or retail pricing structures.

        Priceline Travel, Inc. ("Priceline Travel") previously held the travel agency license used to effect airline ticket sales through the priceline.com service. Priceline Travel was wholly owned by the founding stockholder of priceline.com and on March 24, 1999, Priceline Travel was merged into priceline.com for nominal consideration. The accompanying condensed financial statements include the financial position as of December 31, 1998 (restated) and results of operations for the six month periods ended June 30, 1998 and June 30, 1999 of Priceline Travel.

2. BASIS OF PRESENTATION

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999.

3.  INITIAL PUBLIC OFFERING OF COMMON STOCK

        On April 1, 1999, priceline.com completed an initial public offering in which it sold 10,000,000 shares of its common stock at a price of $16.00 per share, raising $160.0 million in gross proceeds. Offering proceeds to priceline.com, net of approximately $11.2 million in aggregate underwriters discounts and commissions and $4.4 million in related expenses, were approximately $144.4 million. Simultaneous with the effectiveness on March 29, 1999 of priceline.com's Registration Statement on Form S-1, each outstanding share of priceline.com's Series A and Series B convertible preferred stock was automatically converted into shares of common stock. As of June 30, 1999, approximately 142.3 million shares of common stock were outstanding.

4.  NET LOSS PER SHARE

        Priceline.com computes net loss per share in accordance with Statement Financial Accounting Standards No. 128, "Earnings Per Share" which requires dual presentation of basic earnings per share ("EPS") and diluted EPS.

        Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and potentially dilutive shares outstanding during the period. The effect of the conversion of the Series A and Series B convertible preferred stock is included in the weighted average number of shares outstanding during the period that commenced on the conversion date, March 29, 1999. The effect of the preferred stock conversion for the period prior to March 29, 1999 has not been included in the computation of diluted net loss per share as the impact would have been antidilutive for the periods presented. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants. At June 30, 1999, options and warrants to purchase 48,228,959 shares of common stock were outstanding. Outstanding warrants and options could potentially dilute basic earnings per share in the future but have not been included in the computation of diluted net loss per share as the impact would have been antidilutive for the periods presented.

        Net loss applicable to common stockholders for the three and six month periods ended June 30, 1999 was $14.3 and $39.8 million, respectively. The six month period ended June 30, 1999 included a non-recurring, non-cash charge associated with the accretion on the Series B convertible preferred stock that was outstanding during such period of $8.4 million. Based on the weighted average number of 142.3 and 137.4 million shares of common stock outstanding during the three and six month periods ended June 30, 1999, the per share basic and diluted net loss applicable to common stockholders was $0.10 and $0.29, respectively.

5.  RECENT ACCOUNTING PRONOUNCEMENTS

        In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." This SOP requires capitalization of certain costs of computer software developed or obtained for internal use. Priceline.com adopted this SOP on January 1, 1999 and for the three and six month periods ended June 30, 1999, priceline.com capitalized approximately $3.3 and $5.7 million, respectively, of computer software developed or obtained for internal use. Amortization of such costs aggregated approximately $149,000 during the three and six month periods ended June 30, 1999.

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

        Woolston recently announced an agreement to license his issued patent and pending patent applications to the owner of a competing Internet travel service.

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

        On January 19, 1999, Marketel International Inc. ("Marketel"), a California corporation, filed a lawsuit against priceline.com and Priceline Travel, among others. On February 22, 1999, Marketel filed an amended and supplemental complaint, and on March 17, 1999, Marketel filed a second amended complaint. The second amended complaint filed by Marketel alleges causes of action for, among other things, misappropriation of trade secrets, breach of contract, conversion, breach of confidential relationship, copyright infringement, fraud, unfair competition and false advertising, and seeks injunctive relief and damages in an unspecified amount. In its second amended complaint, Marketel alleges, among other things, that the defendants conspired to misappropriate Marketel's business model, which it describes as a buyer- driven electronic marketplace for travel services and its appurtenant techniques, market research, forms, plans, and processes, which allegedly were provided in confidence to some of the defendants approximately ten years ago. The second amended complaint also alleges that three former Marketel employees are the actual sole inventors or co-inventors of a patent which was issued on August 11, 1998 and which patent has been assigned to priceline.com. Marketel asks that the patent's inventorship be corrected accordingly.

        On February 5, 1999, February 10, 1999 and March 31, 1999, the defendants filed their answer, amended answer and answer to the second amended complaint, respectively in which they denied the material allegations of liability in the complaints. Priceline.com and all other defendants strongly dispute the material legal and factual allegations contained in Marketel's second amended complaint and believe that the second amended complaint is without merit. Since May 28, 1999, there has been a discovery stay in effect, which was caused by the withdrawal of Marketel's counsel. Marketel has retained new counsel, and the priceline.com now anticipates moving forward with discovery.

        Defending the Marketel litigation may involve significant expense and, due to the inherent uncertainties of litigation, there can be no certainty as to the ultimate outcome. Pursuant to the indemnification obligations contained in the Purchase and Intercompany Services Agreement with Walker Digital, Walker Digital has agreed to indemnify, defend and hold harmless priceline.com for damages, liabilities and legal expenses incurred in connection with the Marketel litigation.

        From time to time priceline.com has been and expects to continue to be subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of third party intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

7.  SUBSEQUENT EVENTS

        Common Stock and Convertible Debt Offerings. On July 23, 1999, priceline.com filed a registration statement covering the sale of up to $287.5 million of convertible subordinated notes (including $37.5 million in respect of an underwriters' over-allotment option) and up to 6.325 million shares of common stock (including 825,000 shares in respect of an underwriters' over-allotment option). The common stock offering is to be comprised of 2.0 million shares of common stock to be issued and sold by priceline.com and 3.5 million shares to be sold by certain selling stockholders, plus the sale by the selling stockholders of any additional shares sold upon exercise of the underwriters' over-allotment option.

        Option Exercise Program. On July 19, 1999, an option exercise program was established to enable employees employed as of June 1, 1999 to exercise options and sell shares through a cashless exercise program administered through a broker dealer. Priceline.com employees holding 967,183 options that were vested as of June 1, 1999 were permitted, during the period commencing on July 20, 1999 and ending on July 30, 1999, to exercise a portion of their options that otherwise were not exercisable until September 26, 1999 (following expiration of the 180 day initial public offering lock-up period) and to sell the underlying option shares through the program. Any employee who elected to exercise options and sell option shares pursuant to the option exercise program was required to agree to enter into a "lock-up" agreement in a form similar to that signed by selling stockholders in the secondary common stock offering, which prohibits additional option exercises or stock sales prior to 180 days from the completion of the secondary common stock offering.

        Continental Airlines Agreements. Continental Airlines agreed to join the priceline.com service on July 20, 1999 pursuant to the terms of an Airline Participation Agreement with priceline.com. Upon execution of the Airline Participation Agreement, priceline.com issued a warrant to Continental for the purchase of 1 million shares of common stock at an exercise price of $97.41 per share. The warrant will become exercisable upon the earlier of July 2004 or the achievement of certain performance thresholds. However the agreement does not require Continental to make any performance commitments. Priceline.com will incur a non-cash charge of approximately $90 million during the quarter ending September 30, 1999, reflecting the fair value of the Continental warrant at the grant date.


                         PRICELINE.COM INCORPORATED
                                 FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        This "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements. In some cases, readers can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of such terms or other comparable terminology. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those set forth under "Overview," "Liquidity and Capital Resources," and "Additional Factors that May Affect Future Results" included in this section, and those set forth in the "Risk Factors" section of priceline.com's Registration Statement on Form S-1 (File No. 333- 83513), as amended, filed with the Securities and Exchange Commission on July 23, 1999. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. We undertake no duty to update any of the forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

        Priceline.com has pioneered a unique e-commerce pricing system known as a "demand collection system" that enables consumers to use the Internet to save money on a wide range of products and services while enabling sellers to generate incremental revenue. Using a simple and compelling consumer proposition-"name your price"-we collect consumer demand, in the form of individual customer offers guaranteed by a credit card, for a particular product or service at a price set by the customer. We then either communicate that demand directly to participating sellers or access participating sellers' private databases to determine whether we can fulfill the customer's offer on the basis of the pricing information and rules established by the sellers. Consumers agree to hold their offers open for a specified period of time and, once fulfilled, offers cannot be canceled. We benefit consumers by enabling them to save money, while at the same time benefitting sellers by providing them with an effective revenue management tool capable of identifying and capturing incremental revenues. By requiring consumers to be flexible with respect to brands, sellers and product features, we enable sellers to generate incremental revenue without disrupting their existing distribution channels or retail pricing structures.

        Priceline.com was formed in July 1997 and our primary activities during the period prior to launch consisted of recruiting and training employees, developing our business model, implementing systems to support our business model, developing relationships with seller participants and developing the priceline.com brand. We commenced operations in April 1998 with the sale of leisure airline tickets. Since that time, our business has grown significantly and the priceline.com service now includes the following products and services:

        o leisure airline tickets, provided by six domestic and 16 international airline participants;

        o new automobiles, which was launched on a test basis in the New York metropolitan area in July 1998;

        o hotel room reservations, which was launched in October 1998, offers hotel rooms in substantially all major United States markets and includes as participants more than 10 leading national hotel chains; and

        o home financing services, which was launched in January 1999 with home mortgage services and now also includes home equity loans and refinancing services.

Through the innovative use of "adaptive marketing programs," we also market customer acquisition programs for third parties. These programs facilitate the completion of a higher percentage of successful transactions through the priceline.com service while generating fee income for us. We also are exploring expansion of our core "name your price" business model to other areas of e-commerce, such as retail merchandise and the consumer-to-consumer market. The number of our full-time employees increased from 10 to 261 during the period from inception to June 30, 1999.

        We generate revenues in a variety of ways depending on the product or service sold. With respect to our airline ticket and hotel room reservation services, we recognize as revenue the customer's named price, net of taxes, and records as the cost of revenue the fare or rate charged by the seller. With respect to our automobile service, we earn a fixed fee from both the customer and the seller after the transaction is consummated. With respect to our home financing service, we receive marketing fees equal to a percentage of the net revenue generated by the service, which is operated in conjunction with LendingTree, Inc. We also generate revenues through adaptive marketing programs with third parties that pay us fees for marketing their customer acquisition programs. Additionally, we generate revenues from third party sources, including airline ticket processing fees from consumers and ancillary reservation booking fees from the Worldspan reservation system for our booking of airline flight segments and hotel reservations through the Worldspan system. Consumer fees are payable and recognized only upon completion of successful transactions.

        All offers made through the priceline.com service are guaranteed by a customer credit card and credit cards are the only form of payment that we accept. The manner in which and time at which revenues are recognized differs depending on the product or service sold through the priceline.com service. With respect to airline ticket and hotel room reservation services, revenues are generated by transactions with customers who make offers to purchase airline tickets and reserve hotel rooms supplied by participating sellers. Revenues and related costs are recognized if, and when, we accept the customer's offer and charge the customer's credit card. Because we are the merchant of record in these transactions, revenue for these services includes the offer price paid by the customer, net of certain taxes and fees. Airline and hotel revenues also may include fees from third parties for adaptive marketing programs. With respect to automobile services, fees or other payments payable by the seller and /or the customer are recognized as revenue. With respect to home financing services, we receive no fees from consumers. We recognize revenue from marketing fees paid directly by LendingTree through the operation of our home financing services. Because we act as an intermediary between the customer and the seller in auto and home financing transactions, revenues for these products and services is recorded at the amount of the fee received, and not on the value of the underlying transaction, when the transaction is completed. Automobile and home financing services revenues also may include fees from third parties for adaptive marketing programs.

        When making offers through the priceline.com service, consumers are permitted to make only one offer within a seven day period unless they change some feature of their itinerary, such as the date on which or the airport from which they are willing to fly. In April 1999, we introduced a new "checkstatus" feature on our Web site that invites consumers whose initial requests are not satisfied to change a feature of their itinerary and resubmit revised offers without having to start the offer submission process over again. Commencing with the second quarter of 1999, we treat each initial offer and any resubmitted offer made in response to the checkstatus invitation as a single offer for purposes of measuring our offer fulfillment rates.

        During the period from launch through June 30, 1999, we collected guaranteed offers for approximately 5.1 million airline tickets, representing approximately $1.1 billion in total consumer demand. This demand resulted in sales of approximately 762,000 airline tickets, representing approximately $165.2 million in revenue.

        Because the priceline.com system does not set minimum offer thresholds, and consumers are not charged to make offers for airline tickets and other products, it is expected that we will receive a significant number of unreasonable or fantasy offers. Accordingly, we also analyze the percentage of "reasonable" ticket requests that we are able to fill. We consider an offer for an airline ticket to be "reasonable" when it is no more than 30% lower than the lowest generally available advance-purchase fare for the same route. Using this standard, the overall percentage of ticket requests considered reasonable for the six-month period ended June 30, 1999 was approximately 55.3%. The 626,860 tickets sold through the priceline.com service during the six-month period represented approximately 34.7% of the combined reasonable ticket requests for domestic and international flights. For domestic routes where our airline participants have strong coverage, that percentage was higher, with approximately 40.0% of all reasonable requests fulfilled for the same six-month period. The percentage of reasonable offers that we are able to fill can also vary depending on the particular route. The following table sets forth, for the periods presented, data regarding the total percentage of "reasonable" ticket requests that we have fulfilled:



                                                              QUARTER ENDED
                                 ------------------------------------------------------------------------
                                   June 30,      September 30,    December 31,    March 31,     June 30,
                                     1998           1998             1998           1999        1999 (1)
                                 ------------   -------------   -------------  ------------  ------------

Total ticket requests...........      492,240         639,089         737,630     1,396,381     1,868,728
"Reasonable" ticket requests....      275,186         374,984         425,135       763,600     1,043,227
Tickets sold....................       30,678          36,027          68,743       186,521       440,339
"Reasonable" fill rate..........        11.1%            9.6%           16.2%         24.4%         42.2%

-----------
(1)     For this period, due to the introduction of the new "checkstatus"
        feature, initial offers and any resubmitted offers made in response to this feature were treated as a single offer; comparisons with other periods may not be meaningful as resubmitted offers were considered separate offers in prior periods.


        Since our inception, we have incurred net losses in each fiscal quarter. We incurred net losses of $88.1 million during the period from July 18, 1997 (inception) through June 30, 1999, before giving effect to $68.6 million of non-cash charges arising from equity issuances to a number of our participating airlines, our chief executive officer and other parties, as more fully described below. As of June 30, 1999, we had an accumulated deficit of $156.7 million. We believe that our continued growth will depend in large part on our ability to continue to promote the priceline.com brand and to apply the priceline.com business model to a wide range of products and services. Accordingly, we intend to continue to invest heavily in marketing and promotion, technology and personnel. As a result, we expect to incur additional losses for at least the next two years. See "Additional Factors that May Affect Future Results -- We are Not Profitable and Expect to Continue to Incur Losses." In addition, our limited operating history makes the prediction of future results of operations difficult, and accordingly, there can be no assurance that we will achieve or sustain revenue growth or profitability. See "Additional Factors that May Affect Future Results -- Potential Fluctuations in Our Financial Results makes Financial Forecasting Difficult."

        As of June 30, 1999, we also had outstanding non-qualified stock options to purchase 27,422,057 shares issued to various employees, consultants and directors pursuant to the 1997 Omnibus Plan and the 1999 Omnibus Plan. The options entitle the holders to purchase common stock at a weighted average exercise price of approximately $10.82 per share, subject to adjustment in accordance with the 1997 Omnibus Plan and the 1999 Omnibus Plan. Upon exercise of an option, we will be required to make payments on behalf of the option holders for certain payroll related taxes such as Social Security and Medicare. These payroll taxes will appear as a general and administrative expense on priceline.com's statement of operations and will amount to approximately 1.5% to 2.0% of the difference between the exercise price and the then fair market value of the common stock at the time of exercise. However, upon exercise of outstanding options, we will be paid the exercise price of the options that are exercised. We also will be entitled to an income tax deduction equal to the sum of (1) the difference between the exercise price of the option and the then fair market value of the common stock at the time of exercise and (2) the total amount of payroll related tax payments. As the calculation of this expense is directly dependent upon our stock price and the exercise of options is in the sole discretion of the holder of the options, the amount and timing of the expense and the timing of the corresponding income tax deduction are not currently able to be determined and are not within our control. We estimate that, in connection with the exercise of outstanding options pursuant to the option exercise program, in the third quarter of 1999 we will (x) record expenses of approximately $1.3 million in respect of such payroll related taxes; (y) increase additional paid-in capital by approximately $944,000 in respect of the exercise price of such options; and (z) increase common stock by approximately $7,700 in respect of the par value of the shares purchased upon exercise of such options.

        Priceline.com's travel agency license was previously held by Priceline Travel, a separate company that was owned by Mr. Jay S. Walker, priceline.com's Founder and Vice Chairman, and all of its airline ticket sales were effected through Priceline Travel, which was merged with and into priceline.com as of March 24, 1999. Accordingly, the financial statements of Priceline Travel as of December 31, 1998 (restated) are presented on a combined basis with priceline.com.

RESULTS OF OPERATIONS

        We were formed in July 1997, but did not commence operations until April 1998. Accordingly, comparisons with prior periods are not meaningful.

THREE MONTHS ENDED JUNE 30, 1999

        REVENUES

        Total revenues for the three months ended June 30, 1999 were $111.6 million. Revenues for the period were comprised primarily of (1) transaction revenues representing the selling price of airline tickets and hotel room reservations; (2) fee income from adaptive marketing programs offered in connection with our product offerings; (3) ancillary revenues consisting primarily of Worldspan reservation booking fees; and (4) fee income from our home financing and auto programs.

        On April 23, 1999, the adaptive marketing program with Capital One ended and we commenced our credit card adaptive marketing program with First USA. The fee structure of the First USA program is based on different factors and may or may not result in revenues comparable to those under the Capital One program. For example, under the Capital One program we received fees based upon the submission of qualifying credit card applications, while the First USA program ties a portion of our fees to account activation and usage. Because, to date, there is no meaningful activation and usage experience upon which to draw, we cannot predict the degree to which revenues ultimately will be recognized under the First USA program. In addition, we expect that future contributions to adaptive marketing revenues from credit card adaptive marketing programs may decline on a percentage basis, as agreements with new adaptive marketing suppliers are reached and become operative. At the same time, increased transaction activity, particularly associated with airline ticket sales and related processing fees, is likely to provide an increasing portion of revenues. All of these factors are likely to diminish the proportion of our revenues provided by our credit card adaptive marketing programs.

        During the three months ended June 30, 1999, we also earned revenue from our Customer Affinity Share Purchase Program, the first phase of our adaptive marketing program with E*TRADE. Revenues from this program related specifically to the referral of our customers to E*TRADE in connection with our initial public offering and, therefore, are not recurring. We also commenced the second phase of our adaptive marketing program with E*TRADE under which E*TRADE compensates us for offering our customers the opportunity to open an account with E*TRADE while visiting or making an offer on the priceline.com Web site. We intend to continue to add adaptive marketing programs so that consumers have a variety of programs from which to choose and we have a diversified source of adaptive marketing revenues. See "Additional Factors that May Affect Future Results -- We are Dependent on Adaptive Marketing Programs."

        Our ancillary revenues for the three month period increased as a result of volume driven increases in Worldspan reservation booking fees and a recently introduced processing fee. Revenues from these sources are linked to airline ticket sales and, accordingly, will increase or decrease in future periods in relation to changes in the volume of airline ticket sales. Worldspan reservation booking fees also are linked to hotel reservations booked through the Worldspan system.

        COST OF REVENUES AND GROSS PROFIT

        Cost of revenues for the three months ended June 30, 1999 totaled $101.0 million, consisting of product costs of $100.7 million and supplier warrant costs of $380,759. Product costs were comprised of the cost of airline tickets from our suppliers, net of the federal air transportation tax, segment fees and passenger facility charges imposed in connection with the sale of airline tickets. Product costs also included the cost of hotel rooms from our suppliers, net of hotel tax. Supplier warrant costs represent a non-cash expense related to the issuance of common stock warrants to one of our airline program participants in January 1999. We anticipate that we will recognize additional supplier warrant costs in the amount of approximately $381,000 in each of the next six fiscal quarters.

        Gross profit, which is comprised of revenues less cost of revenues, was $10.5 million for the three months ended June 30, 1999. Gross margin was 9.4% for the period. Excluding the effect of non-cash supplier warrant costs, we would have had gross profit of $10.9 million and gross margin of 9.8% for the three months ended June 30, 1999. Gross profit and gross margin are affected by the price at which we cause offers to be fulfilled and by the level of fees generated by adaptive marketing programs. Because the fees generated by adaptive marketing revenue and ancillary revenues did not involve separate costs, adaptive marketing revenues and ancillary revenues had a disproportionately positive impact on total gross margins and made a very substantial contribution to our gross profit for the three months ended June 30, 1999. If our transaction activity continues to grow, we expect the proportion of our gross profit and gross margin attributable to adaptive marketing revenues to decline.

        Gross margins for the second quarter of 1999 were affected by a change in revenue mix, resulting from a greater percentage of revenues being attributable to transaction revenues rather than fee based revenues. Fee-based revenues, such as adaptive marketing revenues, ancillary revenues and revenues from financial services and automobiles, have higher margins than transaction revenues, which are derived from the spread between customer offers and the product costs.

        OPERATING EXPENSES

        Sales and Marketing. Sales and marketing expenses for the three months ended June 30, 1999 totaled $17.7 million, or 15.9% of revenues. Approximately 52.0% of sales and marketing expenses were comprised of advertising and promotion expenses. The remaining expenses consisted primarily of (1) fees payable to a third party service provider that operates our call center; (2) credit card processing fees; (3) provisions for customer credit card charge-backs (based upon a percentage reflecting our historical experience); and (4) compensation for our sales and marketing personnel.

        General and Administrative. General and administrative expenses for the three months ended June 30, 1999 totaled $5.5 million, or 4.9% of revenues. General and administrative expenses for the period were comprised primarily of compensation for personnel, fees for outside professionals, telecommunications and other overhead costs, including occupancy expense.

        Systems and Business Development. Systems and business development expenses for the three months ended June 30, 1999 totaled $3.5 million, or 3.1% of revenues. Systems and business development expenses for the period were comprised primarily of compensation to our information technology and product development staff and payments to outside contractors, data communications and other expenses associated with operating priceline.com's Web site and, to a lesser extent, depreciation on computer hardware and licensing fees for computer software.

        In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." This SOP requires capitalization of certain costs of computer software developed or obtained for internal use. We adopted this SOP on January 1, 1999 and, during the three-month period ended June 30, 1999, we capitalized approximately $3.3 million of computer software developed or obtained for internal use. Amortization of such costs aggregated approximately
$149,000 during the three month period ended June 30, 1999.

        INTEREST INCOME, NET

        Interest income, net for the three months ended June 30, 1999 totaled $1.9 million, reflecting approximately $2.0 million of interest income earned by us on our cash balances, net of interest expense for the period. Cash balances increased during this period due to our initial public offering in April 1999.

THREE MONTHS ENDED JUNE 30, 1998

        We commenced our service on April 6, 1998 with the sale of leisure airline tickets. Revenues from the sale of airline tickets during the three month period ended June 30, 1998 were $7.0 million. Cost of revenues during this period exceeded such revenues by approximately $900,000. We chose to sell a substantial number of leisure airline tickets below our cost during this period in order to increase airline revenues, build a record of successful transactions and enhance the priceline.com brand.

        In addition, we incurred operating expenses of $13.2 million, consisting of sales and marketing expenses of $6.6 million, general and administrative expenses of $3.1 million and systems and business development expenses of $3.4 million. These activities resulted in an operating loss of $14.1 million and, after consideration of interest income, a net loss of $14.0 million for the three month period ended June 30, 1998.

SIX MONTHS ENDED JUNE 30, 1999

        REVENUES

        Total revenues for the six months ended June 30, 1999 were $161.0 million. Revenues for the period were comprised primarily of (1) transaction revenues representing the selling price of airline tickets and hotel room reservations; (2) fee income from adaptive marketing programs offered in connection with our product offerings; (3) ancillary revenues consisting of Worldspan reservation booking fees and airline ticket processing fees; and (4) fee income from our home financing and auto programs.

        On April 23, 1999, the adaptive marketing program with Capital One ended and we commenced our credit card adaptive marketing program with First USA. The fee structure of the First USA program is based on different factors and may or may not result in revenues comparable to those under the Capital One program. For example, under the Capital One program we received fees based upon the submission of qualifying credit card applications, while the First USA program ties a portion of our fees to account activation and usage. Because, to date, there is no meaningful activation and usage experience upon which to draw, we cannot predict the degree to which revenues ultimately will be recognized under the First USA program. In addition, we expect that future contributions to adaptive marketing revenues from credit card adaptive marketing programs may decline on a percentage basis, as agreements with new adaptive marketing suppliers are reached and become operative. At the same time, increased transaction activity, particularly associated with airline ticket sales and related processing fees, is likely to provide an increasing portion of revenues. All of these factors are likely to diminish the proportion of our revenues provided by our credit card adaptive marketing programs.

        During the six months ended June 30, 1999, we also earned revenue from our Customer Affinity Share Purchase Program, the first phase of our adaptive marketing program with E*TRADE. Revenues from this program related specifically to the referral of our customers to E*TRADE in connection with our initial public offering and, therefore, are not recurring. We also commenced the second phase of our adaptive marketing program with E*TRADE under which E*TRADE compensates us for offering our customers the opportunity to open an account with E*TRADE while visiting or making an offer on the priceline.com Web site. We intend to continue to add adaptive marketing programs so that consumers have a variety of programs from which to choose and we have a diversified source of adaptive marketing revenues. See "Additional Factors that May Affect Future Results -- We are Dependent on Adaptive Marketing Programs."

        Our ancillary revenues for the six month period increased as a result of volume driven increases in Worldspan reservation booking fees and a recently introduced processing fee. Revenues from these sources are linked to airline ticket sales and, accordingly, will increase or decrease in future periods in relation to changes in the volume of airline ticket sales. Worldspan reservation booking fees also are linked to hotel reservations booked through the Worldspan system.

        COST OF REVENUES AND GROSS PROFIT

        Cost of revenues for the six months ended June 30, 1999 totaled $145.1 million, consisting of product costs of $144.3 million and supplier warrant costs of $761,518. Product costs were comprised of the cost of airline tickets from our suppliers, net of the federal air transportation tax, segment fees and passenger facility charges imposed in connection with the sale of airline tickets. Product costs also included the cost of hotel rooms from our suppliers, net of hotel tax. Supplier warrant costs represent a non-cash expense related to the issuance of common stock warrants to one of our airline program participants in January 1999. We anticipate that we will recognize additional supplier warrant costs in the amount of approximately $381,000 in each of the next six fiscal quarters.

        Gross profit, which is comprised of revenues less cost of revenues, was $15.9 million for the six months ended June 30, 1999. Gross margin was 9.9% for the period. Excluding the effect of non-cash supplier warrant costs, we would have had gross profit of $16.7 million and gross margin of 10.3% for the six months ended June 30, 1999. Gross profit and gross margin are affected by the price at which we cause offers to be fulfilled and by the level of fees generated by adaptive marketing programs. We are able to manage the level of gross margins by controlling the price at which we will cause offers to be fulfilled. During the first quarter of 1999, we chose to sell a substantial number of tickets below our cost in order to increase airline and adaptive marketing revenues, build a record of successful transactions and enhance the priceline.com brand. As a result of the growth of the priceline.com service, we reduced the percentage of airline tickets that we chose to sell below cost during the second quarter, thereby improving gross margins on airline ticket sales. Because the fees generated by adaptive marketing revenue and ancillary revenues did not involve separate costs, adaptive marketing revenues and ancillary revenues had a disproportionately positive impact on total gross margins and made a very substantial contribution to our gross profit for the six months ended June 30, 1999. If our transaction activity continues to grow, we expect the proportion of our gross profit and gross margin attributable to adaptive marketing revenues to decline. Gross margins for the six months ended June 30, 1999 also were affected by a somewhat lower gross margin in the second quarter of 1999 compared to the first quarter of 1999. See "Three Months Ended June 30, 1999--Cost of Revenues and Gross Profit" above.

        Gross margins for the second quarter of 1999 were affected by a change in product mix, resulting from a greater percentage of revenues being attributable to transaction revenues rather than fee based revenues. Fee-based revenues, such as adaptive marketing revenues, ancillary revenues and revenues from financial services and automobiles, have higher margins than transaction revenues, which are derived from the spread between customer offers and the product costs.

        OPERATING EXPENSES

        Sales and Marketing. Sales and marketing expenses for the six months ended June 30, 1999 totaled $34.9 million, or 21.7% of revenues. Approximately 65.0% of sales and marketing expenses were comprised of advertising and promotion expenses. The remaining expenses consisted primarily of (1) fees payable to a third party service provider that operates our call center; (2) credit card processing fees; (3) provisions for customer credit card charge-backs (based upon a percentage reflecting our historical experience); and (4) compensation for our sales and marketing personnel.

        General and Administrative. General and administrative expenses for the six months ended June 30, 1999 totaled $9.2 million, or 5.7% of revenues. General and administrative expenses for the period were comprised primarily of compensation for personnel, fees for outside professionals, telecommunications and other overhead costs, including occupancy expense.

        Systems and Business Development. Systems and business development expenses for the six months ended June 30, 1999 totaled $5.7 million, or 3.5% of revenues. Systems and business development expenses for the period were comprised primarily of compensation to our information technology and product development staff and payments to outside contractors, data communications and other expenses associated with operating priceline.com's Web site and, to a lesser extent, depreciation on computer hardware and licensing fees for computer software.

        In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." This SOP requires capitalization of certain costs of computer software developed or obtained for internal use. We adopted this SOP on January 1, 1999 and, during the six-month period ended June 30, 1999, we capitalized approximately $5.7 million of computer software developed or obtained for internal use. Amortization of such costs aggregated approximately $149,000 during the six month period ended June 30, 1999.

        INTEREST INCOME, NET

        Interest income, net for the six months ended June 30, 1999 totaled $2.4 million, reflecting approximately $2.5 million of interest income earned by us on our cash balances, net of interest expense for the period. Cash balances increased during this period due to our initial public offering in April 1999.

SIX MONTHS ENDED JUNE 30, 1998

        We commenced our service on April 6, 1998 with the sale of leisure airline tickets. Revenues from the sale of airline tickets during the six month period ended June 30, 1998 were $7.0 million. Cost of revenues during this period exceeded such revenues by approximately $900,000. We chose to sell a substantial number of leisure airline tickets below our cost during this period in order to increase airline revenues, build a record of successful transactions and enhance the priceline.com brand.

        In addition, we incurred operating expenses of $17.9 million, consisting of sales and marketing expenses of $7.7 million, general and administrative expenses of $4.8 million and systems and business development expenses of $5.4 million. These activities resulted in an operating loss of $18.9 million and, after consideration of interest income, a net loss of $18.7 million for the six month period ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

        Since our inception, we have financed our operations primarily through the sale of equity securities. Net proceeds from financing activities since inception through June 30, 1999 totaled approximately $246.6 million. As of June 30, 1999, we had approximately $142.8 million in cash and cash equivalents. On April 1, 1999, we completed our initial public offering in which we sold 10,000,000 shares of our common stock at a price of $16.00 per share, raising $160.0 million in gross proceeds. The offering proceeds, net of approximately $11.2 million in aggregate underwriters discounts and commissions and $4.4 million in related expenses, were approximately $144.4 million.

        On July 23, 1999, we filed a registration statement on Form S-1 relating to the following concurrent public offerings: (1) an equity offering of up to 5,500,000 shares of our common stock, of which 2,000,000 shares will be issued and sold by priceline.com and 3,500,000 shares will be sold by selling stockholders and (2) a convertible note offering up to $250.0 million aggregate principal amount of convertible subordinated notes due 2006, which will be convertible at the option of the holders into shares of our common stock, subject to adjustment.

        In April 1999, we made a $3.3 million loan to Mr. Richard S. Braddock for the payment of taxes related to the issuance to Mr. Braddock of 8,125,000 shares of common stock in August 1998. The loan bears interest at 5.28% per annum. Interest is payable annually and principal is payable in January 2004.

        Net cash used in operating activities was $33.8 million for the six months ended June 30, 1999. Net cash used in operating activities was primarily attributable to net losses.

        Net cash used in investing activities was $20.6 million for the six months ended June 30, 1999. Net cash used in investing activities was primarily related to purchases of property and equipment.

        Net cash provided by financing activities was $143.6 million for the six months ended June 30, 1999. Net cash provided by financing activities resulted primarily from our initial public offering of 10,000,000 shares of our common stock, for which we received approximately $149.0 million in cash, net of underwriting discounts and commissions on April 1, 1999.

        We had commitments for capital expenditures as of June 30, 1999 of approximately $1.2 million. Capital expenditures were $11.3 million for the six months ended June 30, 1999, and we expect such expenditures to be at least $22.0 million for the full year of 1999. As a result of our rapid growth, we expect to increase capital expenditures for purchased software, internally developed software, computer equipment and leasehold improvements.

        We believe that, based upon our current operating plan, our existing cash and cash equivalents, the net proceeds from our initial public offering, the net proceeds from the pending concurrent public offerings of common stock and notes and any cash generated from operations will be sufficient to fund our operating activities, capital expenditures and other obligations through at least the next three years. However, if during that period or thereafter we are not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, these failures could have a material adverse effect on our business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be diluted.

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" was released. The statement requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the planned use of the derivative and the resulting designation. We are required to implement the statement in the first quarter of fiscal 2001. We have not used derivative instruments and believe the impact of adoption of this statement will not have significant effect on our financial statements.

TAX MATTERS

NET OPERATING LOSS CARRYFORWARDS

        Through July 31, 1998, we operated as a limited liability company, and income taxes (benefits) accrued to our members. During the year ended December 31, 1998, we had a net loss, and since converting from a limited liability company to a corporation in July 1998, we have incurred a tax net operating loss of $54.2 million. Utilization of our net operating loss carryforwards, which begin to expire in 2018, may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended. We have provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carryforwards, because of uncertainty regarding our realization. Our accounting for deferred taxes under Statement of Financial Accounting Standards No. 109 involves the evaluation of a number of factors concerning the realizability of our deferred tax assets. In concluding that a full valuation allowance was required, management primarily considered such factors as our history of losses from operations and expected future losses.

FEDERAL AIR TRANSPORTATION TAX ON AIRLINE TICKET SALES

        A federal air transportation tax is imposed upon the sale of airline tickets and generally is collected by the airlines selling the tickets. The tax is based upon a percentage of the cost of transportation, which was 9% for periods prior to October 1, 1998 and 8% thereafter. Because of the unique pricing structures employed in the priceline.com service, such as the amount paid by the customer for a ticket being different than the amount charged by the airline for the same ticket with the excess payment, if any, going to us as a charge for the use of our proprietary business method, it is not clear how this federal tax should be calculated when sales occur using the priceline.com service. We have been calculating this tax based on the fare paid to the airline for a ticket, rather than the price paid by the customer. There is a possibility that current law requires computation of the tax based on the price paid by the customer to us. Due to the uncertainty of how the federal air transportation tax applies to sales of airline tickets using the priceline.com service, we have submitted a written request to the United States Internal Revenue Service seeking a determination of our federal air transportation tax obligations. Such determination may not be favorable and may require us to collect federal air transportation tax on the total amount paid by consumers for air travel.

        If the determination of the Internal Revenue Service is unfavorable, we could owe $766,339 in additional taxes as of June 30, 1999. We have accrued for such potential liability in our condensed balance sheet as of June 30, 1999 and are providing for such potential liability on an ongoing basis. We have agreed to indemnify and hold harmless certain of our participating airlines from any liability with respect to such taxes as well as to secure the payment of such taxes by a letter of credit. See "-- Additional Factors that May Affect Future Results -- Our Business is Subject to Tax Uncertainties."

NON-QUALIFIED STOCK OPTIONS

        As of June 30, 1999, we had outstanding non-qualified stock options to purchase 27,422,057 shares issued to various employees, consultants and directors pursuant to the 1997 Omnibus Plan and the 1999 Omnibus Plan. The options entitle holders to purchase common stock at a weighted average exercise price of approximately $10.82 per share, subject to adjustment in accordance with the 1997 Omnibus Plan and the 1999 Omnibus Plan. Upon exercise of an option, we will be required to make payments on behalf of the option holders for certain payroll related taxes such as Social Security and Medicare. These payroll taxes will appear as a general and administrative expense on our income statement and will amount to approximately 1.5% to 2.0% of the difference between the exercise price and the then fair market value of the common stock at the time of exercise. However, upon exercise of outstanding options, we will be paid the exercise price of the options that are exercised. We also will be entitled to an income tax deduction equal to the sum of (1) the difference between the exercise price of the option and the then fair market value of the common stock at the time of exercise and (2) the total amount of payroll related tax payments. As the calculation of the expense is directly dependent upon our stock price and the exercise of options is within the sole discretion of the holder of the options, the amount and timing of the expense and the timing of the corresponding income tax deduction are not currently able to be determined and are not within our control. We estimate that, in connection with the exercise of outstanding options pursuant to the option exercise program, in the third quarter of 1999 we will (x) record expenses of approximately $1.3 million in respect of such payroll related taxes; (y) increase additional paid-in capital by approximately $944,000 in respect of the exercise price of such options; and (z) increase common stock by approximately $7,700 in respect of the par value of the shares purchased upon exercise of such options.

YEAR 2000 READINESS DISCLOSURE

OUR STATE OF READINESS

        We have defined Year 2000 compliance as follows:

        Information technology time and date data processes, including, but not limited to, calculating, comparing and sequencing data from, into and between the 20th and 21st centuries contained in our products and services offered through the priceline.com service, will function accurately, continuously and without degradation in performance and without requiring intervention or modification in any manner that will or could adversely affect the performance of such products or the delivery of such services as applicable at any time hereafter.

        Our internal systems include both our information technology systems and non-information technology systems. We have initiated an assessment of our proprietary information technology systems, and expect to complete any remediation and testing of all information technology systems during 1999. With respect to information technology systems provided by third-party vendors, we have sought assurances from such vendors that their technology is Year 2000 compliant. All of our material information technology system vendors have replied to inquiry letters sent by us stating that they either are Year 2000 compliant or expect to be so in a timely manner.

        We are evaluating our non-information technology systems for Year 2000 compliance. We have not, to date, discovered any material Year 2000 issues with respect to our non-information technology systems.

        We are in the process of contacting our material seller participants whose products or services are sold through the priceline.com service to determine if they are Year 2000 compliant. To date, all such seller participants have stated that they are, or expect to be, Year 2000 compliant in a timely manner.

        Our customers are individual Internet users, and, therefore, we do not have any individual customers who are material to an evaluation of Year 2000 compliance issues.

THE COSTS TO ADDRESS YEAR 2000 ISSUES

        We have expensed amounts incurred in connection with Year 2000 compliance since our formation through June 30, 1999. Such amounts have not been material. The additional costs to make any other products or services Year 2000 compliant will be expensed as incurred, but are not expected to be material.

        We are not currently aware of any material operational issues or costs associated with preparing our systems for the Year 2000. Nonetheless, we may experience material unexpected costs caused by undetected errors or defects in the technology used in our systems or because of the failure of a material seller participant to be Year 2000 compliant.

RISKS ASSOCIATED WITH YEAR 2000 ISSUES

        Notwithstanding our Year 2000 compliance efforts, the failure of a material system or vendor, including a seller participant in the priceline.com service, or the Internet generally, to be Year 2000 compliant could harm the operation of the priceline.com service or prevent certain products and services being offered through the priceline.com service, or have other unforeseen, adverse consequences to us.

        Finally, we also are subject to external Year 2000-related failures or disruptions that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions. Moreover, participating sellers in priceline.com services might experience substantial slow-downs in business if consumers avoid products and services such as air travel both before and after January 1, 2000 arising from concerns about reliability and safety because of the Year 2000 issue. All of these factors could have a material adverse effect on our business, financial condition and results of operations.

CONTINGENCY PLANS

        We have developed a contingency plan to address situations that we believe would arise if we fail to be Year 2000 compliant. We have not developed a contingency plan to address situations that may result if our suppliers are unable to achieve Year 2000 compliance. The cost of developing and implementing such a plan, if necessary, could be material.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

OUR LIMITED OPERATING HISTORY MAKES EVALUATING OUR BUSINESS DIFFICULT

        Priceline.com was formed in July 1997 and began operations on April 6, 1998. As a result, we have only a limited operating history on which you can base an evaluation of our business and prospects. Our prospects must be considered in the light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets, such as online commerce, using new and unproven business models. To address these risks and uncertainties, we must, among other things:

        o attract leading sellers and consumers to the priceline.com service;

        o maintain and enhance our brand, and expand our product and service offerings;

        o      attract, integrate, retain and motivate qualified personnel;
               and

        o adapt to meet changes in our markets and competitive developments.

We may not be successful in accomplishing these objectives.

WE ARE NOT PROFITABLE AND EXPECT TO CONTINUE TO INCUR LOSSES

        We have incurred net losses of $88.1 million during the period from July 18, 1997 (inception) through June 30, 1999, before giving effect to $68.6 million of non-cash charges arising from equity issuances to a number of our participating airlines, our chief executive officer and other parties, which resulted in total net losses of $156.7 million for such period. We have not achieved profitability and expect to continue to incur losses for at least the next two years. The principal causes of our losses are likely to continue to be significant brand development costs, marketing and promotion costs and technology and systems development costs.

        Almost all of our revenues to date have been derived from airline ticket sales, hotel room reservations and related adaptive marketing programs. In order to increase airline, hotel room and adaptive marketing revenues, build a record of successful transactions and enhance the priceline.com brand, we have sold a substantial portion of our airline tickets and hotel room reservations below cost. In addition, as our business model evolves, we have introduced and expect to continue to introduce a number of new products and services. With respect to both current and future product and service offerings, we expect to increase significantly our operating expenses in order to increase our customer base, enhance our brand image and support our growing infrastructure. For us to make a profit, our revenues and gross profit margins will need to increase sufficiently to cover these and other future costs. Otherwise, we may never achieve profitability.

WE ARE DEPENDENT ON ADAPTIVE MARKETING PROGRAMS

        Our adaptive marketing programs permit consumers to increase the amount of their offers at no additional cost by participating in sponsor promotions during the process of making an offer through the priceline.com service. The fees paid to us by sponsors offering the promotions generate significant revenues. Since these fees historically have involved no direct costs, they have had a disproportionately positive impact on our gross profit margins. A significant reduction in consumer acceptance of our adaptive marketing programs, costs that we may incur in connection with adaptive marketing programs, reductions in fees paid to us in connection with such programs or any material decline in such programs could result in a material reduction in our revenues and our gross profit. We may not be able to replace such revenues through other programs or through product sales.

        During 1998 and the first two quarters of 1999, a substantial majority of our adaptive marketing revenues were derived from fees paid by credit card issuers for qualifying credit card applications submitted over the priceline.com service in connection with customer offers for airline tickets. Through May 1, 1999, almost all of our adaptive marketing revenues were derived from fees related to a credit card adaptive marketing program with Capital One Bank. In May 1999, we replaced Capital One Bank with First USA Bank, a leading national credit card issuer. Since that time, our credit card adaptive marketing program revenues have been attributable to our adaptive marketing relationship with First USA.

        Both the Capital One and First USA adaptive marketing programs enable our customers to increase the amount of their offers by a specified amount by applying online for a credit card. However, the fee structure of the First USA program is based on different factors than the factors that were applicable under the Capital One program. For example, under the Capital One program we received fees based upon the submission of qualifying applications, while the First USA program ties a portion of our fees to account activation and usage. However, since the First USA program only recently commenced, we have no method of accurately predicting such activation and usage rates. In addition, unlike the Capital One program, a portion of the fees earned under the First USA program is required to be reinvested in program incentives. Accordingly, the First USA program may or may not generate revenues or gross profits comparable to those previously generated under the Capital One program. The First USA agreement has a term of five years, subject to certain earlier termination and repricing rights of First USA. For example, subject to priceline.com's rights of renegotiation, First USA has the right to terminate the agreement after one year (and earlier under certain circumstances) if its financial returns under the adaptive marketing program are not at least equivalent to certain agreed upon levels. The full financial statement impact of the shift from the Capital One adaptive marketing program to the First USA adaptive marketing program will not be known until completion of future periods.

        In addition to our credit card adaptive marketing program with First USA, we have an adaptive marketing program with E*TRADE for online brokerage services and expect to commence adaptive marketing programs with Discover Financial Services Inc. for credit cards, Sprint Communications Company L.P. for long distance telecommunications services and Earthlink Network, Inc. for the provision of Internet services. Our adaptive marketing program with E*TRADE is based on an oral agreement which may be terminated at any time and most of our other adaptive marketing programs may be terminated on short notice.

        We cannot guarantee that any of our adaptive marketing programs will continue beyond their initial terms or, even if continued, that they will be successful. If they are not successful, our gross profit and results of operations could be adversely affected.

POTENTIAL FLUCTUATIONS IN OUR FINANCIAL RESULTS MAKES FINANCIAL FORECASTING DIFFICULT

        We expect our revenues and operating results to vary significantly from quarter to quarter. As a result, quarter to quarter comparisons of our revenues and operating results may not be meaningful. In addition, due to our limited operating history and our new and unproven business model, we cannot predict our future revenues or results of operations accurately. It is likely that in one or more future quarters our operating results will fall below the expectations of securities analysts and investors. If this happens, the trading price of our common stock would almost certainly be materially and adversely affected.

        Our business has no backlog and almost all of our revenues for a particular quarter are derived from transactions that are both initiated and completed during that quarter. Our current and future expense levels are based largely on our investment plans and estimates of future revenues and are, to a large extent, fixed. Accordingly, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, and any significant shortfall in revenues relative to our planned expenditures could have an immediate adverse effect on our business and results of operations.

        Our limited operating history and rapid growth makes it difficult for us to assess the impact of seasonal factors on our business. Nevertheless, we expect our business to be subject to seasonal fluctuations, reflecting a combination of seasonality trends for the products and services offered by the priceline.com service and seasonality patterns affecting Internet use. For example, with regard to our travel products, demand for leisure travel may increase over summer vacations and holiday periods, while Internet usage may decline during the summer months. Our results also may be affected by seasonal fluctuations in the inventory made available to the priceline.com service by participating sellers. Airlines, for example, typically enjoy high demand for tickets through traditional distribution channels for travel during Thanksgiving and the year-end holiday period. As a result, during those periods, airlines may have less excess inventory to offer through the priceline.com service at discounted prices. Our business also may be subject to cyclical variations for the products and services offered; for example, leisure travel and home mortgage financing tend to decrease in economic downturns.

WE ARE DEPENDENT ON THE AIRLINE INDUSTRY AND CERTAIN AIRLINES

        Our near term, and possibly long term, prospects are significantly dependent upon our sale of leisure airline tickets. Sales of leisure airline tickets represented approximately 83.7% of total revenue for the six months ended June 30, 1999. Leisure travel, including the sale of leisure airline tickets, is dependent on personal discretionary spending levels. As a result, sales of leisure airline tickets and other leisure travel products tend to decline during general economic downturns and recessions. Unforeseen events, such as political instability, regional hostilities, increases in fuel prices, travel-related accidents and unusual weather patterns also may adversely affect the leisure travel industry. As a result, our business also is likely to be affected by those events. Significantly reducing our dependence on the airline and travel industries is likely to take a long time and there can be no guarantee that we will succeed in reducing that dependence.

        Sales of airline tickets from priceline.com's four largest airline suppliers, exclusive of Continental Airlines, Inc., which joined the priceline.com service in July 1999, accounted for approximately 92.0% of airline ticket revenue for the six months ended June 30, 1999. As a result, currently we are substantially dependent upon the continued participation of these four airlines in the priceline.com service in order to maintain and continue to grow our total airline ticket revenues. We currently have 22 participating airlines. However, our airline participation agreements:

        o do not require the airlines to make tickets available for any particular routes;

        o do not require the airlines to provide any specific quantity of airline tickets;

        o do not require the airlines to provide particular prices or levels of discount;

        o do not require the airlines to deal exclusively with us in the public sale of discounted airline tickets; and

        o       generally, can be terminated upon relatively short notice.

These agreements also outline the terms and conditions under which ticket inventory provided by the airlines may be sold.

        Our agreement with Delta, subject to various exceptions, requires Delta's approval of the addition of new carriers to the priceline.com service, restricts the routes for which tickets may be offered by specified carriers through the priceline.com service and imposes limitations on the code share arrangements of specified carriers. Delta also may require the exclusion of specific markets in order for certain other airlines to participate. These provisions could limit our ability to expand our airline ticket service. In addition, our ability to transfer or license our intellectual property to other travel providers is limited in the manner set forth in the agreement.

        It is possible that, as the priceline.com service grows and becomes a significant channel of distribution for airline tickets and as other carriers seek participation in the priceline.com service, these competitively restrictive provisions of the Delta agreement could raise issues under federal and state antitrust laws. If that happened, either a federal or state government agency or private party could initiate litigation seeking to enjoin us and Delta from enforcing these provisions or seeking to collect treble damages. The outcome of any such litigation would be uncertain. If, however, such a lawsuit resulted in an injunction or subjected us to damages, our business and financial condition could suffer.

        Due to our dependence on the airline industry, we could be severely affected by changes in that industry, and, in many cases, we will have no control over such changes or their timing. For example, if the Federal Aviation Administration grounded a popular aircraft model, excess seat capacity could be dramatically reduced and, as a result, our source of inventory could be significantly curtailed. In addition, given the concentration of the airline industry, particularly in the domestic market, major airlines that are not participating in the priceline.com service could exert pressure on other airlines not to supply us with tickets. Alternatively, the airlines could attempt to establish their own buyer-driven commerce service or other similar service to compete with us. We also could be materially adversely affected by the bankruptcy, insolvency or other material adverse change in the business or financial condition of one or more of our airline participants.

        The sale of shares of common stock by the selling stockholders in the pending equity offering is being made pursuant to the "piggyback" registration rights contained in the registration rights agreement. We obtained from parties to the registration rights agreement that hold shares (or presently exercisable warrants to purchase shares) of common stock available for sale in the equity offering a waiver of a 30-day notice period under the agreement and a consent to the assignment of registration rights by Messrs. Jay Walker and Richard Braddock, each of whom chose to sell less than his pro rata number of shares in the equity offering. We did not obtain such waiver and consent from certain other parties to the registration rights agreement (comprised of certain airline participants) because they do not have shares (or presently exercisable warrants to purchase shares) of common stock available for sale in the equity offering. We believe that no damages arise as a result of the failure to obtain such waiver and consent since such airline participants do not have shares (or presently exercisable warrants to purchase shares) of common stock available for sale. Nevertheless, if a disagreement with such airline participants were to arise, we can not be certain as to the effect, if any, that it could have on our relationship with such airline participants or whether damages or other remedies could be imposed.

OUR BUSINESS MODEL IS NOVEL AND UNPROVEN

        The priceline.com service is based on a novel and unproven business model. We will be successful only if consumers and sellers actively use the priceline.com service. Prior to the launch of the priceline.com service, consumers and sellers had never bought and sold products and services through a demand collection system over the Internet. Therefore, it is impossible to predict the degree to which consumers and sellers will use the priceline.com service.

        Many of the factors influencing consumers' and sellers' willingness to use the priceline.com service are outside our control. For example, a labor dispute that disrupts airline service or an airline accident could make consumers unwilling to use a service like priceline.com that does not permit the customer to designate the airline on which the customer purchases a ticket. In addition, a breach of security on the Internet, even if we were not involved, could make consumers unwilling to guarantee orders online with a credit card. Consequently, it is possible that consumers and sellers will never utilize the priceline.com service to the degree necessary for us to achieve profitability.

WE NEED TO SELL NEW PRODUCTS AND SERVICES

        We are unlikely to make significant profits unless we make new or complementary products and services and a broader range of existing products and services available through the priceline.com service. We will incur substantial expenses and use significant resources in trying to expand the type and range of the products and services that we offer. However, we may not be able to attract sellers and other participants to provide such products and services or consumers to purchase such products and services through the priceline.com service. In addition, if we launch new products or services and they are not favorably received by consumers, our reputation and the value of the priceline.com brand could be damaged.

        Almost all of our experience to date is in the travel industry. The travel industry is characterized by "expiring" inventories. For example, if not used by a specific date, an airline ticket or hotel room reservation has no value. The expiring nature of the inventory creates incentives for airlines and hotels to sell seats or room reservations at reduced rates. Because we have only limited experience in selling "non-expiring" inventories on the priceline.com service, such as new cars or financial services, we cannot predict whether the priceline.com business model can be successfully applied to such products and services.

TWO NEW BUSINESSES WE ARE EVALUATING MAY NOT BE SUCCESSFUL

        In addition to broadening the products and services offered through the priceline.com service, we may expand our current "name your price" business model into other areas of e-commerce. We currently are evaluating the licensing of our business model to two new companies. One of these companies is developing a consumer-to-consumer business in which buyers would make conditional purchase offers to acquire goods from other consumers. The other would enable consumers to use the Internet to name the price that they are willing to pay for retail merchandise, which they would pick up from participating retailers. However, we have not determined the structure of our relationship with these companies, which may include, among other things, our licensing of the priceline.com brand and "name your price" business model and investment in such entities. These new businesses may not be launched and, if launched, may not be successful. If these new businesses are not favorably received by consumers, the association of our brand name and business model with these new entities may adversely affect our business and reputation and may dilute the value of our brand name. In addition, to the extent that we may need to invest funds and/or management resources for the development of these entities, our core business may suffer.

        Expansion of our core business model would expose us to additional risks not currently applicable to our existing operations. For example, expansion into retail products would give rise to operational challenges not applicable to our existing products, such as consumer pick-up arrangements. Moreover, a consumer-to-consumer service would create risks that we do not face currently, such as deceptive or fraudulent activities conducted by users on the Web site. The additional risks associated with an expansion of our core business could have a material adverse effect on our business generally.

WE MAY BE UNABLE TO EFFECTIVELY MANAGE OUR RAPID GROWTH

        We have rapidly and significantly expanded our operations and anticipate that further expansion will be required to realize our growth strategy. Our rapid growth has placed significant demands on our management and other resources which, given our expected future growth rate, is likely to continue. To manage our future growth, we will need to attract, hire and retain highly skilled and motivated officers and employees and improve existing systems and/or implement new systems for: (1) transaction processing; (2) operational and financial management; and (3) training, integrating and managing our growing employee base.

IF WE LOSE OUR KEY PERSONNEL OR CANNOT RECRUIT ADDITIONAL PERSONNEL, OUR BUSINESS MAY SUFFER

        Competition for personnel with experience in Internet commerce is intense. If we do not succeed in attracting new employees or retaining and motivating our current and future employees, our business could suffer significantly.

        Since our formation in July 1997, we have expanded from 10 to 261 full-time employees as of June 30, 1999. We also have employed many key personnel since our launch in April 1998, including our Chairman and Chief Executive Officer and our President and Chief Operating Officer, and a number of key managerial, marketing, planning, financial, technical and operations personnel. We expect to continue to add additional key personnel in the near future. We do not have "key person" life insurance policies on any of our key personnel.

        We believe our performance is substantially dependent on:

        o our ability to retain and motivate our senior management and other key employees; and

        o our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, marketing and customer service personnel.


WE RELY ON THIRD-PARTY SYSTEMS

        We rely on certain third-party computer systems or third-party service providers, including:

        o the computerized central reservation systems of the airline and hotel industries to satisfy demand for airline tickets and hotel room reservations;

        o the computer systems of LendingTree, Inc. to satisfy offers for home financing services;

        o Exodus Communications to host our systems infrastructure, web and database servers; and

        o CallTech Communications Incorporated to operate our call center.

        Any interruption in these third-party services, or a deterioration in their performance, could be disruptive to our business. We currently do not have any contractual arrangement with Exodus Communications and our agreements with CallTech Communications and LendingTree are terminable upon short notice. In the event our arrangement with any of such third parties is terminated, we may not be able to find an alternative source of systems support on a timely basis or on commercially reasonable terms.

INTENSE COMPETITION COULD REDUCE OUR MARKET SHARE AND HARM OUR FINANCIAL PERFORMANCE

        The markets for the products and services offered on the priceline.com service are intensely competitive. We compete with both traditional distribution channels and online services. Increased competition could diminish our ability to become profitable or result in loss of market share and damage the priceline.com brand.

        We currently or potentially compete with a variety of companies with respect to each product or service we offer. With respect to travel products, these competitors include:

        o Internet travel agents such as Travelocity, Preview Travel and Microsoft's Expedia;

        o      traditional travel agencies;

        o consolidators and wholesalers of airline tickets and other travel products, including online consolidators such as Cheaptickets.com;

        o individual airlines, hotels, rental car companies, cruise operators and other travel service providers; and

        o operators of travel industry reservation databases such as Worldspan and Sabre.

        Our current or potential competitors with respect to new automobiles include traditional and online auto dealers, including newly developing auto superstores such as AutoNation, Auto- by-Tel and Microsoft's CarPoint. With respect to financial service products, our competitors include:

        o      banks and other financial institutions;

        o online and traditional mortgage and insurance brokers, including mortgage.com, Quicken Mortgage, E-Loan and iOwn, Inc.; and

        o      insurance companies.

        We also potentially face competition from a number of large online services that have expertise in developing online commerce and in facilitating Internet traffic. These potential competitors include Amazon.com, America Online, Microsoft, and Yahoo! who could choose to compete with us either directly or indirectly through affiliations with other e-commerce companies. Other large companies with strong brand recognition, technical expertise and experience in online commerce and direct marketing could also seek to compete in the buyer-driven commerce market. In addition, as we expand our business through the introduction of new products and services, we will face competition from established providers of these products and services. For example, if we expand into the consumer-to-consumer market either directly or through a licensing arrangement, we will face competition from established web site operators such as eBay.

        Many of our competitors have significant competitive advantages. For example, airlines, hotels, financial institutions and other suppliers also sell their products and services directly to consumers and have established Web sites. Internet directories, search engines and large traditional retailers have significantly greater operating histories, customer bases, technical expertise, brand recognition and/or online commerce experience than us. In addition, certain competitors may be able to devote significantly greater resources than us to:

        o       marketing and promotional campaigns;

        o       attracting traffic to their Web sites;

        o       attracting and retaining key employees; and

        o       Web site and systems development.

OUR SUCCESS DEPENDS ON OUR ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY

        We have developed a comprehensive program for securing and protecting rights in patentable inventions, trademarks, trade secrets and copyrightable materials. If we are not successful in protecting our intellectual property, there could be a material adverse effect on our business.

        PATENTS

        We currently hold one issued United States patent directed to a unique Internet-based buyer-driven commerce method and system underlying our business model. We also hold one issued United States patent directed to a method and system for pricing and selling airline ticket options and one issued United States patent directed to methods and systems for generating airline-specified time tickets. In addition, we have pending 25 United States and four international patent applications directed to different aspects of our technology and business processes. We also have instituted an invention development program to identify and protect new inventions and a program for international filing of selected patent applications. Nevertheless, it is possible that:

        o our core buyer-driven commerce patent and any other issued patents could be successfully challenged by one or more third parties, which could result in our loss of the right to prevent others from exploiting the buyer-driven commerce system claimed in the patent or the inventions claimed in any other issued patents;

        o because of variations in the application of our business model to each of our products and services, our core buyer-driven commerce patent may not be effective in preventing one or more third parties from utilizing a copycat business model to offer the same product or service in one or more categories;

        o our ability to practice our core buyer-driven commerce patent through offering one or more of our products or services could be successfully prevented if one or more third parties prevail in an interference action in the U.S. Patent and Trademark Office and thereby obtain priority of invention for the subject matter claimed in our core buyer-driven commerce patent;

        o newly discovered prior art could diminish the value of or invalidate an issued patent;

        o our pending patent applications may not result in the issuance of patents; and

        o current and future competitors could devise new methods of competing with our business that are not covered by our issued patents or patent applications.

        While our core patent is directed to a unique buyer-driven commerce system and method, it does not necessarily prevent competitors from developing and operating Internet commerce businesses that use customer-offer based business models. It is possible for a competitor to develop and utilize a business model that appears similar to our patented buyer-driven commerce system, but which has sufficient distinctions that it does not fall within the scope of our patent. For example, we are aware of Internet travel services that appear to use customer-offer based transaction models, but based on the information we have obtained to date, may not infringe our patent.

        Walker Digital currently owns assets and intellectual property related to two new areas of e-commerce into which we may expand our "name your price" business model, one involving consumer-to-consumer sales and the other involving the sale of retail merchandise. We may license our brand name and "name your price" business model to two new companies formed to develop these businesses. Walker Digital may contribute assets and intellectual property to these companies in return for an equity interest in these companies.

        Walker Digital owns the intellectual property rights underlying the technology associated with our adaptive marketing programs. Walker Digital has licensed to priceline.com the right to use these intellectual property rights under a perpetual, non-exclusive, royalty-free license agreement. Walker Digital has pending several United States patent applications directed to different aspects of the processes and technology supporting adaptive marketing programs.

        We are currently subject to an interference action relating our core buyer-drive commerce patent. See Note 6 to the Notes to Condensed Financial Statements.

        TRADEMARKS, COPYRIGHTS AND TRADE SECRETS

        We regard the protection of our copyrights, service marks, trademarks, trade dress and trade secrets as critical to our future success. We rely on a combination of laws and contractual restrictions, such as confidentiality agreements, to establish and protect our proprietary rights. However, laws and contractual restrictions may not be sufficient to prevent misappropriation of our technology or deter others from developing similar technologies. We also attempt to register our trademarks and service marks in the United States and internationally. However, effective trademark, service mark, copyright and trade secret protection may not be obtainable and/or available in every country in which our services are made available online.

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

        DOMAIN NAMES

        We currently hold the Internet domain name "priceline.com," as well as various other related names. Domain names generally are regulated by Internet regulatory bodies. The regulation of domain names in the United States and in foreign countries is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may not acquire or maintain the "priceline.com" domain name in all of the countries in which we conduct business.

        The relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other proprietary rights.

        LICENSES

        In the future, we may license portions of our intellectual property, including our issued patents, to third parties or to joint ventures or other entities in which we may have an interest. To date, we have granted a small business providing online travel services immunity from suit under our core Internet- based buyer-driven commerce system patent, on the condition that the nature and scope of such business is not significantly changed. If the nature or scope of such immunity were disputed, we would need to institute proceedings to enforce our rights either under the immunity agreement or under the patent.

WE MAY NOT BE ABLE TO KEEP UP WITH THE RAPID TECHNOLOGICAL AND OTHER CHANGES

        The markets in which we compete are characterized by rapidly changing technology, evolving industry standards, frequent new service and product announcements, introductions and enhancements and changing consumer demands. We may not be able to keep up with these rapid changes. In addition, these market characteristics are heightened by the emerging nature of the Internet and the apparent need of companies from many industries to offer Internet-based products and services. As a result, our future success will depend on our ability to adapt to rapidly changing technologies, to adapt our services to evolving industry standards and to continually improve the performance, features and reliability of our service in response to competitive service and product offerings and the evolving demands of the marketplace. In addition, the widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require us to incur substantial expenditures to modify or adapt our services or infrastructure.

YEAR 2000 RISKS MAY HARM OUR BUSINESS

        The risks posed by Year 2000 issues could adversely affect our business in a number of significant ways. Although we believe that our internally developed systems and technology are Year 2000 compliant, our information technology systems nevertheless could be substantially impaired or cease to operate due to Year 2000 problems. Additionally, we rely on information technology supplied by third parties, and our participating sellers also are heavily dependent on information technology systems and on their own third party vendors' systems. Year 2000 problems experienced by us or any of such third parties could materially adversely affect our business. Additionally, the Internet could face serious disruptions arising from the Year 2000 problem.

        We are evaluating our internal information technology systems and contacting our information technology suppliers and participating sellers to ascertain their Year 2000 status. However, we cannot guarantee that our own systems will be Year 2000 compliant in a timely manner, that any of our participating sellers or other Web site vendors will be Year 2000 compliant in a timely manner, or that there will not be significant interoperability problems among information technology systems. We also cannot guarantee that consumers will be able to visit our Web site without serious disruptions arising from the Year 2000 problem. Given the pervasive nature of the Year 2000 problem, we cannot guarantee that disruptions in other industries and market segments will not adversely affect our business. Further, the costs related to Year 2000 compliance could be significant. Moreover, participating sellers in priceline.com services could experience substantial slow-downs in business if consumers avoid products and services such as air travel both before and after January 1, 2000 arising from concerns about reliability and safety because of the Year 2000 issue.

ONLINE SECURITY BREACHES COULD HARM OUR BUSINESS

        The secure transmission of confidential information over the Internet is essential in maintaining consumer and supplier confidence in the priceline.com service. Substantial or ongoing security breaches on our system or other Internet-based systems could significantly harm our business. We currently require buyers to guarantee their offers with their credit card, either online or through our toll-free telephone service. We rely on licensed encryption and authentication technology to effect secure transmission of confidential information, including credit card numbers. It is possible that advances in computer capabilities, new discoveries or other developments could result in a compromise or breach of the technology used by us to protect customer transaction data.

        We incur substantial expense to protect against and remedy security breaches and their consequences. However, we cannot guarantee that our security measures will prevent security breaches. A party that is able to circumvent our security systems could steal proprietary information or cause interruptions in our operations. Security breaches also could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our insurance policies carry low coverage limits, which may not be adequate to reimburse us for losses caused by security breaches.

        We also face risks associated with security breaches affecting third parties conducting business over the Internet. Consumers generally are concerned with security and privacy on the Internet and any publicized security problems could inhibit the growth of the Internet and, therefore, the priceline.com service as a means of conducting commercial transactions.

OUR STOCK PRICE IS HIGHLY VOLATILE

        The market price of our common stock is highly volatile and is likely to continue to be subject to wide fluctuations in response to factors such as the following, some of which are beyond our control:

        o      quarterly variations in our operating results;

        o operating results that vary from the expectations of securities analysis and investors;

        o changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

        o changes in market valuations of other Internet or online service companies;

        o announcements of technological innovations or new services by us or our competitors;

        o announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

        o loss of a major seller participant, such as an airline or hotel chain;

        o      changes in the status of our intellectual property rights;

        o      loss of a major adaptive marketing partner;

        o announcements by third parties of significant claims or proceedings against us or adverse developments in pending proceedings;

        o      additions or departures of key personnel;

        o      future sales of our common stock; and

        o      stock market price and volume fluctuations.

        In addition, the trading prices of Internet stocks in general, including ours, have experienced extreme price and volume fluctuations in recent months. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. The valuations of many Internet stocks, including ours, are extremely high based on conventional valuation standards, such as price to earnings and price to sales ratios. The trading price of our common stock has increased significantly from the initial public offering price. These trading prices and valuations may not be sustained. Any negative change in the public's perception of the prospects of Internet or e-commerce companies could depress our stock price regardless of our results. Other broad market and industry factors may decrease the market price of our common stock, regardless of our operating performance. Market fluctuations, as well as general political and economic conditions, such as a recession or interest rate or currency rate fluctuations, also may decrease the market price of our common stock.

        In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of their securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources.

OUR BUSINESS IS SUBJECT TO TAX UNCERTAINTIES

        POTENTIAL FEDERAL AIR TRANSPORTATION TAX LIABILITY

        A federal air transportation tax is imposed upon the sale of airline tickets and generally is collected by the airlines selling the tickets. The tax is based upon a percentage of the cost of transportation, which was 9% for periods prior to October 1, 1998 and 8% thereafter. Because of the unique pricing structures employed in the priceline.com service, such as the amount paid by the customer for a ticket being different than the amount charged by the airline for the same ticket with the excess payment, if any, going to us as a charge for the use of our proprietary business method, it is not clear how this federal tax should be calculated when sales occur using the priceline.com service. We have been calculating this tax based on the price charged by the airline for a ticket, rather than the price paid by the customer. There is a possibility that current law requires computation of the tax based on the price paid by the customer to us.

        Due to the uncertainty of how the federal air transportation tax applies to sales of airline tickets using the priceline.com service, we have submitted a written request to the United States Internal Revenue Service seeking a determination of our federal air transportation tax obligations. We recently met with representatives of the Internal Revenue Service to informally discuss our submission. We intend to revise and resubmit our request to address certain factual and legal inquiries raised during our meeting. The actual ruling by the Internal Revenue Service may not be favorable and may require us to collect the federal air transportation tax on the total amount paid by consumers for air travel.

        If the determination of the Internal Revenue Service is unfavorable, we could owe approximately $766,339 in additional taxes as of June 30, 1999. We have accrued for such potential liability in our condensed balance sheet as of June 30, 1999 and are providing for such potential liability on an ongoing basis. We have agreed to indemnify and hold harmless certain of our participating airlines from any liability with respect to such taxes, as well as to secure the payment of such taxes by a letter of credit.

        STATE TAXES

        We file tax returns in such states as required by law based on principles applicable to traditional businesses. In addition, we do not collect sales or other similar taxes in respect of transactions conducted through the priceline.com service (other than the federal air transportation tax referred to above). However, one or more states could seek to impose additional income tax obligations or sales tax collection obligations on out-of-state companies, such as ours, which engage in or facilitate online commerce. A number of proposals have been made at state and local levels that could impose such taxes on the sale of products and services through the Internet or the income derived from such sales. Such proposals, if adopted, could substantially impair the growth of e-commerce and adversely affect our opportunity to become profitable.

        Legislation limiting the ability of the states to impose taxes on Internet-based transactions recently has been enacted by the United States Congress. However, this legislation, known as the Internet Tax Freedom Act, imposes only a three-year moratorium, which commenced October 1, 1998 and ends on October 21, 2001, on state and local taxes on (1) electronic commerce where such taxes are discriminatory and (2) Internet access unless such taxes were generally imposed and actually enforced prior to October 1, 1998. It is possible that the tax moratorium could fail to be renewed prior to October 21, 2001. Failure to renew this legislation would allow various states to impose taxes on Internet-based commerce. The imposition of such taxes could adversely affect our ability to become profitable.

        PAYROLL TAXES RELATED TO OPTION EXERCISES

        As of June 30, 1999, we had outstanding non-qualified stock options to purchase 27,422,057 shares issued to various employees, consultants and directors pursuant to the 1997 Omnibus Plan and the 1999 Omnibus Plan. The options entitle the holders to purchase common stock at a weighted average exercise price of approximately $11.35 per share, subject to adjustment in accordance with the 1997 Omnibus Plan and the 1999 Omnibus Plan. Upon exercise of an option, we will be required to make payments on behalf of the option holders for certain payroll related taxes such as Social Security and Medicare. These payroll taxes will appear as a general and administrative expense on our statement of operations and will amount to approximately 1.5% to 2.0% of the difference between the exercise price and the then fair market value of the common stock at the time of exercise. However, upon exercise of outstanding options, we will be paid the exercise price of the options that are exercised. We also will be entitled to an income tax deduction equal to the sum of (1) the difference between the exercise price of the option and the then fair market value of the common stock at the time of exercise and (2) the total amount of payroll related tax payments. As the calculation of this expense is directly dependent upon our stock price and the exercise of options is in the sole discretion of the holder of the options, the amount and timing of the expense and the timing of the corresponding income tax deduction are not currently able to be determined and are not within our control.

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


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

        Priceline.com is currently subject to an interference action relating its core buyer-drive commerce patent. See Note 6 to the Notes to Condensed Financial Statements included in this Form 10-Q and Part II, Item 1 of priceline.com's Quarterly Report on Form 10-Q for the Quarterly
Period Ended March 31, 1999.

        Current pending litigation against priceline.com and others alleges causes of action for, among other things, misappropriation of trade secrets, breach of contract, conversion, breach of confidential relationship, copyright infringement, fraud, unfair competition, and false advertising, and seeks injunctive relief and damages in an unspecified amount. Since May 28, 1999, there has been a discovery stay in effect, which was caused by the withdrawal of the plaintiff's counsel. The plaintiff has retained new counsel, and priceline.com now anticipates moving forward with discovery. Defending the lawsuit may involve significant expense and, due to the inherent uncertainties of litigation, there can be no certainty as to the ultimate outcome. Pursuant to the terms of the indemnification obligations contained in the Purchase and Intercompany Agreement with Walker Digital, Walker Digital has agreed to indemnify priceline.com for damages, liability and legal expenses incurred in connection with the this litigation. See Note 6 to the Notes to Condensed Financial Statements included in this Form 10-Q and Part II, Item 1 of priceline.com's Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 1999.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

        On April 1, 1999, priceline.com completed an initial public offering in which it sold 10,000,000 shares of its common stock, $0.008 par value. The managing underwriters in the offering were Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, BancBoston Robertson Stephens Inc. and Donaldson, Lufkin & Jenrette Securities Corporation. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Reg. No. 333-69657) that was declared effective by the Securities and Exchange Commission on March 29, 1999. All 10,000,000 shares of common stock registered under the Registration Statement were sold at a price of $16.00 per share for gross proceeds of $160.0 million. Offering proceeds to priceline.com, net of approximately $11.2 million in aggregate underwriter discounts and commissions and $4.4 million in other related expenses, were approximately $144.4 million.

        Net offering proceeds received on April 1, 1999 from the initial public offering were used for general corporate purposes, including working capital to fund anticipated operating losses, expenses associated with its advertising campaigns, brand-name promotions and other marketing efforts and capital expenditures. Priceline.com also may use a portion of the net proceeds, currently intended for general corporate purposes, to acquire or invest in businesses, technologies, products or services, although no specific acquisitions are planned and no portion of the net proceeds has been allocated for any acquisition. None of the net offering proceeds of priceline.com have been or will be paid directly or indirectly to any director, officer, general partner of priceline.com or their associates, persons owning 10% or more of any class of priceline.com's equity securities, or an affiliate of priceline.com.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

        Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

        Not Applicable.

ITEM 5.  OTHER INFORMATION.

        Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a)    Exhibits

        Exhibit
        Number                 Description

        27.1          Financial Data Schedule.


        (b)    Reports on Form 8-K


        On June 20, 1999, priceline.com filed a Current Report on Form 8-K to announce the hire of a new President and Chief Operating Officer.


                                 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 6, 1999                   PRICELINE.COM INCORPORATED
                                                    (Registrant)


                                       By:    /s/ Richard S. Braddock
                                          -----------------------------
                                       Name:  Richard S. Braddock
                                       Title: Chairman and Chief Executive
                                              Officer


Date: August 6, 1999                   By:    /s/ Paul E. Francis
                                          ----------------------------
                                       Name:  Paul E. Francis
                                       Title: Chief Financial Officer



                               EXHIBIT INDEX


Exhibit No.                  Description

27.1                         Financial Data Schedule.