Form 10-Q
period 1999-09-30
PRICELINE COM INC
filed 1999-11-15
CIK 1075531

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                              ---------------

                                 FORM 10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1999

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


        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X . NO .

Number of shares of Common Stock outstanding at September 30, 1999:

  Common Stock, par value $0.008 per share                146,427,410
------------------------------------------------       ------------------
               (Class)                                 (Number of Shares)




                         PRICELINE.COM INCORPORATED
                                 FORM 10-Q

                  FOR THE QUARTER ENDED SEPTEMBER 30, 1999


PART I - UNAUDITED FINANCIAL INFORMATION......................................................1
        Item 1. Condensed Financial Statements................................................1
                Condensed Balance Sheets as of December 31, 1998
                      and September 30, 1999..................................................1
                Condensed Statements of Operations For the Three and Nine
                      Months Ended September 30, 1998 and 1999................................2
                Condensed Statement of Changes in Stockholders' Equity
                      For the Nine Months Ended September 30, 1999............................3
                Condensed Statements of Cash Flows For the Nine Months
                      Ended September 30, 1998 and 1999.......................................4
                Notes to Unaudited Condensed Financial Statements.............................5

        Item 2.       Management's Discussion and Analysis of Financial Condition and
                      Results of Operations..................................................12

        Item 3. Quantitative and Qualitative Disclosures About Market Risk...................40

PART II - OTHER INFORMATION..................................................................41
        Item 1. Legal Proceedings............................................................41
        Item 2. Changes in Securities and Use of Proceeds....................................42
        Item 6. Exhibits and Reports on Form 8-K.............................................42
        SIGNATURES...........................................................................43




PART I - UNAUDITED FINANCIAL INFORMATION
ITEM 1.  CONDENSED FINANCIAL STATEMENTS.

                         PRICELINE.COM INCORPORATED
                          CONDENSED BALANCE SHEETS
               AS OF DECEMBER 31, 1998 AND SEPTEMBER 30, 1999
                                (UNAUDITED)

                                                                  DECEMBER 31,      September 30,
                            ASSETS                                    1998               1999
                                                                -----------------  ----------------

CURRENT ASSETS:
   Cash and cash equivalents...................................   $    53,593,026   $   115,469,578
   Short-term investments......................................                 -        77,446,102
   Accounts receivable, net of allowance for uncollectible
     accounts of $290,823 and $1,624,287 at December 31, 1998
     and September 30, 1999, respectively......................         4,176,980        27,486,459
   Related party receivable....................................                 -         3,371,384
   Prepaid expenses and other current assets...................         2,427,042        10,462,599
                                                                -----------------  ----------------
     Total current assets......................................        60,197,048       234,236,122
PROPERTY AND EQUIPMENT - net...................................         5,926,877        20,611,244
RELATED PARTY RECEIVABLE.......................................             6,500         9,113,272
OTHER ASSETS...................................................           442,060         3,104,894
                                                                -----------------  ----------------
TOTAL ASSETS...................................................   $    66,572,485   $   267,065,532
                                                                =================  ================

             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable............................................   $     5,268,430   $    32,873,492
   Related party payable.......................................            32,447                 -
   Accrued expenses............................................         4,258,641        10,177,267
   Other current liabilities...................................           722,030           651,433
                                                                -----------------  ----------------
     Total current liabilities.................................        10,281,548        43,702,192
LONG-TERM DEBT - net...........................................           989,018                 -
CAPITAL LEASE OBLIGATIONS - net of current portion.............            26,074             4,981
                                                                -----------------  ----------------
Total liabilities..............................................        11,296,640        43,707,173
                                                                -----------------  ----------------
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS' EQUITY
   Preferred stock.............................................           311,262                 -
   Common stock................................................           745,802         1,171,420
   Additional paid-in capital..................................       171,158,186       481,112,931
   Accumulated deficit.........................................      (116,939,405)     (258,925,992)
                                                                -----------------  ----------------
     Total stockholders' equity................................        55,275,845       223,358,359
                                                                -----------------  ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.....................   $    66,572,485       267,065,532
                                                                =================  ================


    See accompanying notes to unaudited condensed financial statements.




                         PRICELINE.COM INCORPORATED
                     CONDENSED STATEMENTS OF OPERATIONS
      FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999
                                (UNAUDITED)


                                         Three Months Ended                 Nine Months Ended
                                  September 30,     September 30,    September 30,     September 30,
                                       1998             1999              1998             1999
                                  --------------   ---------------  ----------------  ----------------

Revenues.........................  $   9,222,094   $   152,222,252   $    16,243,733   $  313,196,643
Cost of Revenues:
   Product costs.................      8,850,957       133,628,153        16,793,797      277,951,680
   Supplier warrant costs........              -           380,759                 -        1,142,277
                                  --------------   ---------------  ----------------  ----------------

Total cost of revenues...........      8,850,957       134,008,912        16,793,797      279,093,957
   Gross profit (loss)...........        371,137        18,213,340          (550,064)      34,102,686
                                  --------------   ---------------  ----------------  ---------------

Expenses:
   Supplier start-up warrant
     costs.......................              -        88,389,011                 -       88,389,011
   Sales and marketing...........      8,160,624        21,413,328        15,925,101       56,284,414
   General and administrative,
     including $1,546,866 of
     option payroll taxes in
     the three and nine months
     ended September 30, 1999....      9,399,785         8,390,104        14,198,661       17,559,973
   Systems and business
     development.................      2,800,770         4,593,232         8,168,984       10,245,655
                                  --------------   ---------------  ----------------  ----------------

Total expenses...................     20,361,179       122,785,675        38,292,746      172,479,053
                                  --------------   ---------------  ----------------  ----------------
Operating loss...................    (19,990,042)     (104,572,335)      (38,842,810)    (138,376,367)
Interest income, net.............        141,928         2,356,649           304,259        4,743,753
                                  --------------   ---------------  ----------------  ----------------
Net loss.........................    (19,848,114)     (102,215,686)      (38,538,551)    (133,632,614)
Accretion on preferred stock.....              -                 -                 -       (8,353,973)
                                  --------------   ---------------  ----------------  ----------------
Net loss applicable to common
   stockholders..................  $ (19,848,114)  $  (102,215,686)  $   (38,538,551)  $ (141,986,587)
                                  ==============   ===============  ================  ================

Per share basic and diluted net
   loss applicable to common
   stockholders..................  $       (0.19)  $         (0.71)  $0        (0.47)  $        (1.02)
                                  ==============   ===============  ================  ================

Weighted average common shares
   outstanding...................    105,410,860       144,501,284        81,720,566      139,816,683


    See accompanying notes to unaudited condensed financial statements.



                         PRICELINE.COM INCORPORATED
           CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                (UNAUDITED)


                              PREFERRED STOCK         COMMON STOCK       ADDITIONAL
                                                                           PAID-IN       ACCUMULATED
                             SHARES      AMOUNT    SHARES      AMOUNT      CAPITAL         DEFICIT         TOTAL
                           -----------------------------------------------------------------------------------------

Balance, January 1, 1999..  31,126,184  $ 311,262  93,225,199  $ 745,802 $ 171,158,186  $ (116,939,405) $  55,275,845
Conversion of Series A
   convertible
   preferred stock.........(17,288,684)  (172,887) 21,610,853    172,887            -               -             -
Conversion of Series B
  convertible
  preferred stock......... (13,837,500)  (138,375) 17,296,875    138,375            -               -             -
Accretion on preferred
  stock..................            -          -           -          -     8,353,973      (8,353,973)           -
Issuance of common stock..           -          -  11,000,000     88,000   207,212,787             -     207,300,787
Exercise of warrants......                          2,004,614     16,037     1,715,684             -       1,731,721
Exercise of options.......           -          -   1,289,869     10,319     1,237,217             -       1,247,536
Issuance of warrants to
  purchase common stock...           -          -           -          -    91,435,084             -      91,435,084

Net loss..................           -          -           -          -             -    (133,632,614) (133,632,614)
                           ------------   -------- ----------   ---------  -----------  --------------  ------------
Balance, September 30,
   1999...................           -  $       - 146,427,410 $1,171,420  $481,112,931   (258,925,992)  $223,358,359
                           ============ ========= =========== ==========  ============  ==============  ============

         See accompanying notes to unaudited condensed financial statements.


                                 PRICELINE.COM INCORPORATED
                             CONDENSED STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999
                                (UNAUDITED)


                                                                          Nine Months Ended
                                                                 September 30,          September 30,
                                                                      1998                   1999
                                                               ------------------      ----------------

OPERATING ACTIVITIES:

Net loss.......................................................  $    (38,538,551)     $   (133,632,614)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization.............................         1,626,427             3,507,962
     Provision for uncollectible accounts......................           168,002             2,158,776
     Equity-based compensation.................................         6,815,517                     -
     Supplier warrant costs....................................                 -             1,142,277
     Supplier start-up warrant costs...........................                 -            88,389,011
   Changes in assets and liabilities:
     Receivables...............................................        (3,042,970)          (25,468,255)
     Related party receivables.................................            (7,150)          (12,510,603)
     Prepaid expenses and other current assets.................          (869,666)           (4,512,520)
     Accounts payable and accrued expenses.....................         3,434,753            32,998,289
     Other.....................................................           213,909            (2,297,103)
                                                              ------------------      ----------------
       Net cash used in operating activities...................       (30,874,194)          (50,224,780)
INVESTING ACTIVITIES:
     Additions of property and equipment.......................        (5,915,163)          (17,974,968)
     Minority equity investment................................                 -            (2,000,000)
     Purchases of short-term investments.......................                 -           (77,446,102)
                                                               ------------------      ----------------
       Net cash used in investing activities...................        (5,915,163)          (97,421,070)
FINANCING ACTIVITIES:
     Issuance of long-term debt................................         1,000,000                     -
     Payment of long-term debt and capital lease obligations...           (16,153)           (1,018,458)
     Proceeds from issuance of common stock....................                 -           210,540,860
     Issuance of common stock and subscription units...........        25,620,364                     -
     Payment received on stockholder note......................           250,000                     -
     Issuance of Series A convertible preferred stock..........        20,000,000                     -
                                                               ------------------      ----------------
       Net cash provided by financing activities...............        46,854,211           209,522,402
NET INCREASE IN CASH AND CASH EQUIVALENTS......................        10,064,854            61,876,552
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.................            16,459            53,593,026
                                                               ------------------      ----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD.......................  $     10,081,313      $    115,469,578
                                                               ==================      ================
SUPPLEMENTAL CASH FLOW INFORMATION -
   Cash paid during the year for interest......................  $         40,717      $         56,718

    See accompanying notes to unaudited condensed financial statements.


                         PRICELINE.COM INCORPORATED
             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.      BUSINESS DESCRIPTION

        Priceline.com Incorporated ("priceline.com") has pioneered a new type of e-commerce known as a demand collection system that enables consumers to use the Internet to save money on a wide range of products and services while enabling sellers to generate incremental revenue. Priceline.com collects consumer demand in the form of individual customer offers guaranteed by a credit card for a particular product or service at a price set by the customer. Priceline.com then either communicates that demand directly to participating sellers or accesses participating sellers' private databases to determine whether the customer's offer can be fulfilled on the basis of the pricing information and rules established by the sellers. Consumers agree to hold their offers open for a specified period of time, and once fulfilled, offers cannot be cancelled. By requiring customers to be flexible with respect to brands, sellers and/or product features, priceline.com enables sellers to generate incremental revenue without disrupting their existing distribution channels or retail pricing structures.

2.      BASIS OF PRESENTATION

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999.

3.      PUBLIC OFFERING OF COMMON STOCK

        On August 17, 1999, priceline.com completed a public offering in which it sold 1,000,000 shares of common stock and certain stockholders of priceline.com sold 3,500,000 shares of common stock at a price of $67.00 per share, raising approximately $67.0 million in gross proceeds to priceline.com. Offering proceeds to priceline.com, net of approximately $2.5 million in aggregate underwriters discounts and commissions and $1.2 million in related expenses, were approximately $63.3 million. Priceline.com did not receive any of the proceeds from the sale of shares of common stock by the selling stockholders. As of September 30, 1999, approximately 146.4 million shares of common stock were outstanding.

4.      NET LOSS PER SHARE

        Priceline.com computes net loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" which requires dual presentation of basic earnings per share ("EPS") and diluted EPS.

        Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and potentially dilutive shares outstanding during the period. The effect of the conversion of priceline.com's Series A and Series B convertible preferred stock, which was automatically converted into shares of priceline.com common stock in connection with its initial public offering, is included in the weighted average number of shares outstanding during the period commencing on the conversion date, March 29, 1999. The effect of the preferred stock conversion for the period prior to March 29, 1999 has not been included in the computation of diluted net loss per share as the impact would have been antidilutive for the periods presented. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). At September 30, 1999, options and warrants to purchase 46,675,566 shares of common stock were outstanding. Outstanding warrants and options could potentially dilute basic earnings per share in the future but have not been included in the computation of diluted net loss per share as the impact would have been antidilutive for the periods presented.

        Net loss applicable to common stockholders for the three- and nine-month periods ended September 30, 1999 was $102.2 million and $142.0 million, respectively. The nine-month period ended September 30, 1999 includes (1) a non-recurring, non-cash charge associated with the accretion on the Series B convertible preferred stock that was outstanding during such period of $8.4 million, (2) non-cash charge of $88.4 million for the issuance to an airline participant of a warrant to purchase one million shares of priceline.com common stock, (3) non-cash charge of $1,142,277 for supplier warrant costs and (4) charge of approximately $1.5 million in option payroll taxes resulting from the exercise of employee stock options. Based on the weighted average number of 144.5 and 139.8 million shares of common stock outstanding during the three- and nine-month periods ended September 30, 1999, the per share basic and diluted net loss applicable to common stockholders was $.71 and $1.02 per share, respectively.

5.      COMMITMENTS AND CONTINGENCIES

        On January 6, 1999, priceline.com received notice that a third-party patent applicant and patent attorney, Thomas G. Woolston, purportedly had filed in December 1998 with the United States Patent and Trademark Office a request to declare an "interference" between a patent application filed by Woolston describing an electronic market for used and collectible goods and priceline.com's core buyer-driven commerce patent. Priceline.com has received a copy of a Petition for Interference from Woolston, the named inventor of at least three United States Patent applications titled "Consignment Nodes," one of which has issued as a patent. Woolston announced an agreement to license his issued patent and pending patent applications to the owner of an Internet travel service.

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

        On January 19, 1999, Marketel International Inc. ("Marketel"), a California corporation, filed a lawsuit against priceline.com and Priceline Travel, Inc. among others. On February 22, 1999, Marketel filed an amended and supplemental complaint, and on March 17, 1999, Marketel filed a second amended complaint. The second amended complaint filed by Marketel alleges causes of action for, among other things, misappropriation of trade secrets, breach of contract, conversion, breach of confidential relationship, copyright infringement, fraud, unfair competition and false advertising, and seeks injunctive relief and damages in an unspecified amount. In its second amended complaint, Marketel alleges, among other things, that the defendants conspired to misappropriate Marketel's business model, which it describes as a buyer-driven electronic marketplace for travel services and its appurtenant techniques, market research, forms, plans, and processes, which allegedly were provided in confidence to some of the defendants approximately ten years ago. The second amended complaint also alleges that three former Marketel employees are the actual sole inventors or co-inventors of a patent which was issued on August 11, 1998 and which patent has been assigned to priceline.com. Marketel asks that the patent's inventorship be corrected accordingly.

        On February 5, 1999, February 10, 1999 and March 31, 1999, the defendants filed their answer, amended answer and answer to the second amended complaint, respectively in which they denied the material allegations of liability in the second amended complaints. Priceline.com and all other defendants strongly dispute the material legal and factual allegations contained in Marketel's second amended complaint and believe that the second amended complaint is without merit. Discovery had been staged pending Marketel's retention of new counsel and its identification of trade secrets allegedly misappropriated by priceline.com. The discovery stays have been lifted, and priceline.com anticipates moving forward with discovery.

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

        From time to time priceline.com has been and expects to continue to be subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of third-party intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

6.      SUBSEQUENT EVENTS

        On September 24, 1999, and November 3, 1999, respectively, priceline.com entered into Participating Rental Car Company Agreements with Budget Rent A Car Corporation and National Car Rental System, Inc. as the first rental car companies to participate in priceline.com's "name your price" rental car service which is expected to launch in the first quarter of 2000. As with its other travel services, priceline.com will recognize and record as revenues the amount it receives from the customer, net of taxes, and will record as the cost of revenue the amount it pays to the rental car company. Both companies also entered into separate co-marketing agreements with priceline.com in connection with a co-marketing program that is scheduled to launch on a test basis in Orlando, Florida before the end of the 1999. In connection with Budget's participation in priceline.com's rental car service, Budget entered into a license agreement with priceline.com pursuant to which priceline.com licensed to Budget certain patented technology for use by Budget in the operation of its BidBudget Web site.

        In October 1999, priceline.com entered into a lease for office space in Norwalk, Connecticut to which priceline.com intends to relocate its corporate headquarters in December of this year.

        On October 12, 1999, priceline.com entered into a non-binding letter of intent with Alliance Capital Partners, pursuant to which Alliance has formed an operating subsidiary, PricelineMortgage, for the primary purpose of acting as a broker and/or lender of residential mortgage loans in connection with the priceline.com mortgage service. Priceline.com has agreed to provide $3.62 million of financing to an affiliate of Alliance in the form of a convertible secured note and has agreed to license the "priceline" name and business model for use by PricelineMortgage. Alliance has agreed to provide management services to Priceline Mortgage, including the procurement of personnel and office space and assistance in obtaining regulatory approvals. A pilot program was launched in early October 1999 and currently is operating in Florida, New York, New Jersey and Connecticut. Priceline.com intends to enter into definitive agreements with Alliance during the fourth quarter of 1999 and anticipates that PricelineMortgage will be fully operational by the end of the year.

        On October 13, 1999, priceline.com filed a complaint in the United States District Court for the District of Connecticut under the caption Priceline.com Incorporated v. Microsoft Corporation and Expedia, Inc., No. 399CV1991 AWT alleging that Microsoft Corporation and Expedia, Inc., a subsidiary of Microsoft, infringe priceline.com's U.S. Patent 5,794,207 by operating the defendants' "Hotel Price Matcher" service, and that the defendants' conduct toward priceline.com violated the Connecticut Unfair Trade Practices Act. The defendants have requested and were granted a 45-day extension of time to answer the complaint. The defendants' Answer currently is due on December 20, 1999.

        On October 26, 1999, priceline.com granted Priceline WebHouse Club, Inc. a worldwide license to use the "priceline" name and business model, certain patent rights and other intellectual property for the sale of groceries and other retail merchandise to consumers over the Internet. The license is exclusive with respect to the sale of groceries, health and beauty items and household supplies. The license also provides that priceline.com's Home Page will be the exclusive link to the WebHouse Club Home Page. Priceline.com receives a royalty payment under the license that is based upon the net revenues of WebHouse Club. In addition, priceline.com received a warrant to purchase up to 137.5 million shares of WebHouse Club's common stock, which on a pro forma basis after giving effect to the exercise of the warrant currently represents more than 80 percent of its outstanding common stock. The warrant is exercisable upon the occurrence of certain events, one of which is the achievement by WebHouse Club of a certain minimum level of net revenues. The exercise price of the warrant is $3 per share. In connection with the grant of the license and the issuance of the warrant, priceline.com and WebHouse Club also entered into a marketing and technology agreement and services agreement pursuant to which priceline.com provides certain marketing, technology and other services to WebHouse Club for a fee. Walker Digital and a financial investor currently own a majority of the outstanding common stock of WebHouse Club. Prior to the exercise of the warrant, the financial results of Priceline WebHouse Club will not be included in priceline.com's financial statements.

        On October 27, 1999, priceline.com entered into an agreement with Ford Motor Company regarding the test of a priceline.com and Ford co-branded Web site for the sale of new Ford automobiles using our "name your price" service. The co-branded service will be made available for a ninety day test period to consumers requesting vehicle deliveries in the State of Florida. On or before December 31, 1999, Ford has the option to expand the co-branded service throughout the United States on an exclusive basis. Any exercise by Ford of its option, however, would not prevent priceline.com from establishing a co-branded service with foreign automotive manufacturers. Priceline.com anticipates that it will be paid an annual fee in connection with the operation of this co-branded Website.

        On October 27, 1999, priceline.com entered into an Adaptive Marketing Agreement and an Affiliate Agreement with AT&T Corp. Under the Adaptive Marketing Agreement, priceline.com will collect applications for AT&T telecommunications products and services from customers who elect to purchase such products and services while making offers for airline tickets, hotel reservations and other products offered by priceline.com and will be paid a fee based upon the submission of such applications. Under the Affiliate Agreement, priceline.com will have hyperlink placements on AT&T's Internet Web site through which consumers will be able to link to priceline.com's Web site.

        On November 4, 1999, priceline.com entered into a Memorandum of Understanding with Net2Phone, Inc. for the establishment of a priceline.com "name your price" service for long distance telephone services. The services are anticipated to launch during the first quarter of 2000. Under the terms of the Memorandum of Understanding, priceline.com will establish a service with multiple providers that enables consumers to set their own terms for blocks of minutes for domestic and international telephone to telephone calls. Priceline.com will also jointly establish with Net2Phone an offer by phone service under which consumers will be able to name their own price per telephone call on calls originating from their home telephones. Net2Phone will be the exclusive provider under this service. Priceline.com will also provide Net2Phone with preferential participation rights in future promotions surrounding the "name your price" telecommunications services. Priceline.com anticipates entering into one or more definitive agreements with Net2Phone defining each of the services. Priceline.com also entered into a short-term Co-Marketing Agreement with Net2Phone that is expected to run through December 31, 1999. In connection with the various services, priceline.com will earn a combination of fixed and performance-based fees over three years.

        On November 12, 1999, priceline.com amended the Participation Warrant Agreement originally issued to Delta Air Lines, Inc. on August 31, 1998, to provide Delta with a cashless exercise right under such agreement. Following the amendment, Delta effected a cashless exercise of the full amount of warrants exercisable under the Participation Warrant Agreement. The cashless exercise resulted in Delta's acquiring a total of 16,525,834 shares of common stock of priceline.com.

        On November 15, 1999, priceline.com entered into an Airline Participation Agreement and a Participation Warrant Agreement with United Air Lines, Inc. for United's inclusion in priceline.com's leisure airline ticket service. With the addition of United, priceline.com's airline service includes 8 domestic carriers and 20 international carriers. Under the Participation Warrant Agreement, United was granted warrants to purchase 5.5 million shares of priceline.com common stock at an exercise price of $52.625 per share. The warrants were fully vested on the date of grant, but generally are not exercisable until November 12, 2005. However, under certain circumstances, including United's achievement of performance targets, United will have the right to exercise up to 33% of the warrants during each year following the grant date. Priceline.com will incur additional non-cash supplies start-up warrant costs of approximately $238.2 million during the fourth quarter as a result of the issuances of the warrant.


                         PRICELINE.COM INCORPORATED
                                 FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        This "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements. In some cases, readers can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of such terms or other comparable terminology. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those set forth under "Overview," "Liquidity and Capital Resources," and "Additional Factors that May Affect Future Results" included in this section, and those set forth in the "Risk Factors" section of priceline.com's Registration Statement on Form S-1 (File No. 333-83513), as amended, filed with the Securities and Exchange Commission on July 23, 1999. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. We undertake no duty to update any of the forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

        Priceline.com has pioneered a unique e-commerce pricing system known as a "demand collection system" that enables consumers to use the Internet to save money on a wide range of products and services while enabling sellers to generate incremental revenue. Using a simple and compelling consumer proposition - "name your price" - we collect consumer demand, in the form of individual customer offers guaranteed by a credit card, for a particular product or service at a price set by the customer. We then either communicate that demand directly to participating sellers or access participating sellers' private databases to determine whether we can fulfill the customer's offer on the basis of the pricing information and rules established by the sellers. Consumers agree to hold their offers open for a specified period of time and, once fulfilled, offers cannot be canceled. We benefit consumers by enabling them to save money, while at the same time benefitting sellers by providing them with an effective revenue management tool capable of identifying and capturing incremental revenues. By requiring consumers to be flexible with respect to brands, sellers and product features, we enable sellers to generate incremental revenue without disrupting their existing distribution channels or retail pricing structures.

        Priceline.com was formed in July 1997 and our primary activities during the period prior to launch consisted of recruiting and training employees, developing our business model, implementing systems to support our business model, developing relationships with seller participants and developing the priceline.com brand. We commenced operations in April 1998 with the sale of leisure airline tickets. Since that time, our business has grown significantly and the priceline.com service includes the following products and services:

       o leisure airline tickets, provided by 8 domestic and 20 international airline participants;

       o new automobiles, which was launched on a test basis in the New York metropolitan area in July 1998 and has been expanded to cover 16 states;

       o hotel room reservations, which was launched in October 1998, offers hotel rooms in substantially all major United States markets and includes as participants more than 12 leading national hotel chains; and

       o home financing services, which was launched in January 1999 with home mortgage services and now also includes home equity loans and refinancing services.

        We are in the process of adding rental cars and long distance telephone services to the products and services offered through the priceline.com service. We also have licensed the priceline.com name and our "name your price" business model to Priceline WebHouse Club, Inc. to use in connection with the retail sale of groceries and other retail merchandise over the Internet. Through the innovative use of "adaptive marketing programs," we also market customer acquisition programs for third parties. These programs facilitate the completion of a higher percentage of successful transactions through the priceline.com service while generating fee income for us. The number of our full-time employees increased from 10 to 274 during the period from inception to September 30, 1999.

        We recognize and record revenues in a variety of ways depending on the product or service sold. With respect to our airline ticket and hotel room reservation services, we recognize as revenue the amount we receive from the customer, net of taxes, and record as the cost of revenue the amount that we pay the selling airline or hotel. With respect to our automobile service, we earn a fixed fee from both the customer and the seller after the transaction is consummated. With respect to our home financing service, we receive marketing fees equal to a percentage of the net revenue generated by the service, which is presently operated in conjunction with LendingTree, Inc. We also generate revenues through adaptive marketing programs with third parties that pay us fees for marketing their customer acquisition programs. Additionally, we generate revenues from third party sources, including airline ticket processing fees from consumers and ancillary reservation booking fees from the Worldspan reservation system for our booking of airline flight segments and hotel reservations through the Worldspan system. Consumer fees are payable and recognized only upon completion of successful transactions.

        All offers made through the priceline.com service are guaranteed by a customer credit card and credit cards are the only form of payment that we accept. The manner in which and time at which revenues are recognized differs depending on the product or service sold through the priceline.com service. With respect to airline ticket and hotel room reservation services, revenues are generated by transactions with customers who make offers to purchase airline tickets and reserve hotel rooms supplied by participating sellers. Revenues and related costs are recognized if, and when, we accept the customer's offer and charge the customer's credit card. Because we are the merchant of record in these transactions, revenue for these services includes the offer price paid by the customer, net of certain taxes and fees. Airline and hotel revenues also may include fees from third parties for adaptive marketing programs. With respect to automobile services, fees or other payments payable by the seller and /or the customer are recognized as revenue. With respect to home financing services, we receive no fees from consumers. We recognize revenue from marketing fees paid directly by LendingTree through the operation of our home financing services. Because we act as an intermediary between the customer and the seller in auto and home financing transactions, revenues for these products and services recorded at the amount of the fee received, and not on the value of the underlying transaction, are when the transaction is completed. Automobile and home financing services revenues also may include fees from third parties for adaptive marketing programs.

        When making offers through the priceline.com service, consumers are permitted to make only one offer within a seven day period unless they change some feature of their itinerary, such as the date on which or the airport from which they are willing to fly. Consumers whose initial requests are not satisfied are permitted to resubmit revised offers that reflect at least one change to their itinerary. We treat each initial offer and any resubmitted offer as a single offer for purposes of measuring our total offer volume and our offer fulfillment rates.

        Because the priceline.com system does not set minimum offer thresholds, and consumers are not charged to make offers for airline tickets and other products, it is expected that we will receive a significant number of unreasonable or fantasy offers. Accordingly, we also analyze the percentage of "reasonable" offers that we are able to fill. We consider an offer for an airline ticket to be "reasonable" when it is no more than 30% lower than the lowest generally available advance-purchase fare for the same route. Using this standard, the overall percentage of offers considered reasonable for the nine-month period ended September 30, 1999 was approximately 50.0%. The tickets sold through the priceline.com service during the nine-month period represented approximately 52.0% of the combined reasonable offers and 25.8% of total offers for domestic and international flights. For domestic routes, where our airline participants have strong coverage, those percentages were higher, with approximately 59.2% of all reasonable offers and 28.4% of total offers fulfilled for the same nine-month period. The percentage of offers that we are able to fill can also vary depending on the particular route.

        As of September 30, 1999, we had an accumulated deficit of $258.9 million, of which $158.2 million related to certain non-cash charges arising from equity issuances to a number of our participating airlines, our Chief Executive Officer and other parties, as more fully described below. We believe that our continued growth will depend in large part on our ability to continue to promote the priceline.com brand and to apply the priceline.com business model to a wide range of products and services. Accordingly, we intend to continue to invest heavily in marketing and promotion, technology and personnel. As a result, we expect to incur additional losses for at least the next two years. See "Additional Factors that May Affect Future Results - We are Not Profitable and Expect to Continue to Incur Losses." In addition, our limited operating history makes the prediction of future results of operations difficult, and accordingly, there can be no assurance that we will achieve or sustain revenue growth or profitability. See "Additional Factors that May Affect Future Results - Potential Fluctuations in Our Financial Results makes Financial Forecasting Difficult."

        As of September 30, 1999, we also had outstanding non-qualified stock options to purchase 26,685,778 shares issued to various employees, consultants and directors pursuant to the 1997 Omnibus Plan and the 1999 Omnibus Plan. The options entitle the holders to purchase common stock at a weighted average exercise price of approximately $12.61 per share, subject to adjustment in accordance with the 1997 Omnibus Plan and the 1999 Omnibus Plan.


RESULTS OF OPERATIONS

        Revenues


                          Quarter Ended                    %                     Nine-months
                          September 30,                  Change               Ended September 30
                      1999               1998                               1999               1998
                      ----               ----                               ----               ----

Revenues        $152,222,252        $9,222,094        1,551%          $313,196,643        $16,243,733

        Revenues for the quarter and nine-month period ended September 30, 1999 were comprised primarily of (1) transaction revenues representing the selling price of airline tickets and hotel room reservations; (2) fee income from adaptive marketing programs offered in connection with our product offerings; (3) ancillary revenues consisting primarily of Worldspan reservation booking fees and customer processing fees; and (4) fee income from our home financing and auto programs. Revenues for the quarter ended September 30, 1998 were comprised of transaction revenues representing the selling price of airline tickets and fee income from adaptive marketing programs. Priceline.com did not offer adaptive marketing programs prior to August of 1998. For the quarter and nine-month period ended September 30, 1999, revenues increased over the same period in 1998 as a result of a substantial increase in our customer base, repeat purchases by existing customers and the inclusion of the hotel service, the automobile service, the home financing service and adaptive marketing programs. Priceline.com's customer base increased 557.2% from 433,722 customers as of September 30, 1998 to 2,850,489 customers as of September 30, 1999. A customer is defined as someone who has made a guaranteed offer for at least one of priceline.com's products. Our total customer offers increased 383.0% from 273,319 for the three months ended September 30, 1998 to 1,320,090 for the three months ended September 30, 1999.

        Fee-based income and ancillary revenues represented 6.5% of total revenues for the quarter ended September 30, 1999 and 8.3% of total revenue for the nine-month period ended September 30, 1999. Fee-based income and ancillary revenues represented 7.6% of total revenues for the quarter ended September 30, 1998 and 4.3% of total revenue for the nine-month period ended September 30, 1998.

        PRODUCT COSTS AND GROSS PROFIT


                            Quarter Ended                   %                    Nine-months
                            September 30,                 Change              Ended September 30
                        1999               1998                             1999               1998
                        ----               ----                             ----               ----
    Product
     Costs          $134,008,912        $8,850,957        1,414%        $279,093,957      $16,793,797
     % of
   Revenues             88%                96%                              89.1%              103.4%
    Gross
    Profit          $ 18,213,340          $371,137         4,807%        $34,102,686        ($550,064)
     Gross
    Margin             12.0%               4.0%                             10.9%               -3.4%


        For the quarter and nine months ended September 30, 1999, product costs were comprised of (1) the cost of airline tickets from our suppliers, net of the federal air transportation tax, segment fees and passenger facility charges imposed in connection with the sale of airline tickets and
(2) the cost of hotel rooms from our suppliers, net of hotel tax. During the first nine months of 1998, substantially all of our product costs were comprised of the cost of airline tickets from our suppliers, net of the federal air transportation tax, segment fees and passenger facility charges imposed in connection with the sale of airline tickets. Supplier warrant costs represent a non-cash expense related to the issuance of common stock warrants to one of our airline program participants in January 1999. We anticipate that we will recognize additional supplier warrant costs in the amount of approximately $381,000 in each of the next five fiscal quarters.

        Gross profit is comprised of revenues less cost of revenues. Excluding the effect of non-cash supplier warrant costs for the three and nine months ended September 30, 1999, we would have had gross profit of $18.6 million and $35.2 million, respectively. For the quarter and nine-month period ended September 30, 1999, gross profit increased over the same period in 1998 as a result of increased sales volume, increased fee-based revenues and decreased sales of tickets that were sold at a negative margin. Because fee-based and ancillary revenues did not involve separate costs, these revenues had a disproportionately positive impact on total gross margins and made a substantial contribution to our gross profit for the quarter and nine-month periods ended September 30, 1999 and September 30, 1998.

        For the quarter and nine-month period ended September 30, 1999, gross margin increased over the same period in 1998 as a result of improved product costs, decreased sales of tickets that were sold at a negative margin and higher percentage of fee-based revenue in relation to transaction-based revenue. Fee-based revenues, such as adaptive marketing revenues, ancillary revenues and revenues from financial services and automobiles generate higher margins than transaction revenues, on which the gross margin generated is derived from the spread between customer payments and product costs.

OPERATING EXPENSES


                             Quarter Ended                    %                    Nine-months
                             September 30,                 Change              Ended September 30
                         1999              1998                               1999             1998
                         ----              ----                               ----             ----
Supplier
Start-up
Warrant Costs         $88,389,011           $0               NM           $88,389,011           $0


        Supplier start-up warrant costs consist of non-cash charges representing the fair value of warrants issued to certain of our participating airlines in connection with securing priceline.com's relationship with those airlines. For the quarter and nine-month periods ended September 30, 1999, our supplier start-up warrant costs were incurred as a result of the issuance to Continental Airline of a warrant to purchase one million shares of priceline.com's common stock at a strike price of $97.41 per share. We will incur additional supplier start-up warrant costs of approximately $238.2 million during the fourth quarter of 1999 as a result of the issuance to United Airlines of a warrant to purchase 5.5 million shares of common stock at an exercise price of $52.625 per share. There were no supplier start-up warrant costs for the quarter and nine-month periods ended September 30, 1998.

        Sales and Marketing.


                             Quarter Ended                   %                    Nine-months
                             September 30,                Change              Ended September 30,
                        1999               1998                             1999               1998
                        ----               ----                             ----               ----
Sales &
Marketing            $21,413,328        $8,160,624        162.4%         $56,284,414       $15,925,101

% of Sales              14.1%             88.5%                             18.0%             98.0%



        Sales and Marketing expenses consist primarily of (1) advertising and promotion expenses; (2) fees payable to a third-party service provider that operates our call center; (3) credit card processing fees; (4) provisions for customer credit card charge-backs (based upon a percentage reflecting our historical experience); and (5) compensation for our sales and marketing personnel. For the quarter and nine-month periods ended September 30, 1999, sales and marketing expenses increased over the same periods in 1998 due to substantial increases in advertising expenditures and increases in telecommunications, customer service, credit card processing and payroll expenses. All of the increases in sales and marketing expenses were driven by substantial increases in customer offers and revenue. The Company intends to continue to pursue an aggressive advertising and branding campaign in order to attract new users.

        General and Administrative.


                           Quarter Ended                    %                    Nine-months
                           September 30,                 Change              Ended September 30,
                       1999               1998                              1999               1998
                       ----               ----                              ----               ----

General &           $8,390,104         $9,399,785         -11%          $17,559,973        $14,198,661
Admin.

% of Sales             5.5%              101.9%                             5.6%              87.4%

        General and administrative expenses for the quarter and nine-month periods ended September 30, 1999 and September 30, 1998 were comprised primarily of compensation for personnel, fees for outside professionals, telecommunications and other overhead costs, including occupancy expense. The quarter and nine-month periods ended September 30, 1999 included a charge of $1,546,866 relating to option payroll taxes resulting from the exercise of employee stock options. Excluding this expense, general and administrative expense was 4.5% of sales for the quarter ended September 30, 1999 and 5.1% for the nine-month period ended September 30, 1999. The quarter and nine-month periods ended September 30, 1998 included a one-time non-cash charge related to a stock-based compensation arrangement with priceline.com's Chief Executive Officer. Excluding this charge, general and administrative expenses increased for the quarter and nine-month periods ended September 30, 1999 over the same periods of 1998 as a result of increased payroll and overhead costs associated with the expansion of our product offerings and increases in our revenue base.

        Systems and Business Development.


                             Quarter Ended                  %                    Nine-months
                             September 30,                Change             Ended September 30,
                        1999               1998                             1999               1998
                        ----               ----                             ----               ----
Systems &
Business
Develop.             $4,593,232         $2,800,770         64%          $10,245,655         $8,168,984

% of Sales              3.0%              30.4%                             3.3%              50.3%


        Systems and business development expenses for all periods were comprised primarily of (1) compensation to our information technology and product development staff, (2) payments to outside contractors, (3) data communications and other expenses associated with operating priceline.com's Web site and (4) depreciation and amortization on computer hardware and software. For the quarter and nine-month periods ended September 30, 1999, systems and business development expenses increased over the same periods in 1998 due to increased payroll costs, increased depreciation and amortization resulting from increased capital expenditures and increased development costs associated with the expansion of priceline.com's product offerings and technological infrastructure.

        In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." This SOP requires capitalization of certain costs of computer software developed or obtained for internal use. We adopted this SOP on January 1, 1999 and, during the quarter and nine-month periods ended September 30, 1999, we capitalized approximately $3.6 million and $9.3 million respectively of computer software developed or obtained for internal use. There was no such amortization expense during the 1998 fiscal year.

        INTEREST INCOME, NET


                            Quarter Ended                   %                     Nine-months
                            September 30,                 Change              Ended September 30,
                        1999              1998                              1999               1998
                        ----              ----                              ----               ----
Interest
Income (Net)         $2,356,649         $141,928          1561%          $4,743,753          $304,259


        Interest income on cash and marketable securities increased due to higher balances resulting from our initial public offering of common stock in April of 1999 and our follow-on public offering of common stock in August of 1999.

RECENT EVENTS

        On September 24, 1999, and November 3, 1999, respectively, we entered into Participating Rental Car Company Agreements with Budget Rent A Car Corporation and National Car Rental System, Inc. as the first rental car companies to participate in our "name your price" rental car service which is expected to launch in the first quarter of 2000. See Note 6 to the Notes to Unaudited Condensed Financial Statements.

        In October 1999, we entered into a lease for office space in Norwalk, Connecticut into which we intend to relocate our corporate headquarters in December of this year.

        On October 12, 1999, we entered into a non-binding letter of intent with Alliance Capital Partners, pursuant to which Alliance has formed an operating subsidiary, PricelineMortgage, for the primary purpose of acting as a broker and/or lender of residential mortgage loans in connection with the priceline.com mortgage service. See Note 6 to the Notes to Unaudited Condensed Financial Statements.

        On October 26, 1999, we granted Priceline WebHouse Club, Inc. a worldwide license to use the "priceline" name and business model, certain patent rights and other intellectual property for the sale of groceries and other retail merchandise to consumer over the Internet. See Note 6 to the Notes to Unaudited Condensed Financial Statements.

        On October 27, 1999, we entered into an agreement with Ford Motor Company regarding the test of a priceline.com and Ford co-branded Web site for the sale of new Ford automobiles using our "name your price" service. See Note 6 to the Notes to Unaudited Condensed Financial Statements.

        On October 27, 1999, we entered into an Adaptive Marketing Agreement and an Affiliate Agreement with AT&T Corp. See Note 6 to the Notes to Unaudited Condensed Financial Statements.

        On November 4, 1999, we entered into a Memorandum of Understanding with Net2Phone, Inc. for the establishment of a priceline.com "name your price" service for long distance telephone services. See Note 6 to the Notes to Unaudited Condensed Financial Statements.

        On November 12, 1999, we amended the Participation Warrant Agreement originally issued to Delta Air Lines, Inc. on August 31, 1998, to provide Delta with a cashless exercise right under such agreement. Following the amendment, Delta effected a cashless exercise of the full amount of warrants exercisable under the Participation Warrant Agreement which resulted in it acquiring a total of 16,525,834 shares of our common stock. See Note 6 to the Notes to Unaudited Condensed Financial Statements.

        On November 15, 1999, we entered into an Airline Participation Agreement and a Participation Warrant Agreement with United Air Lines, Inc. for United's inclusion in our leisure airline ticket service. See Note 6 to the Notes to Unaudited Condensed Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

        As of September 30, 1999, we had approximately $192.9 million in cash, cash equivalents and short term investments.

        On August 17, 1999, we completed a public offering in which we sold 1,000,000 shares of our common stock at a price of $67.00 per share, raising approximately $67.0 million in gross proceeds. The offering proceeds, net of approximately $2.5 million in aggregate underwriters discounts and commissions and $1.2 million in related expenses, were approximately $63.3 million.

        Net cash used in operating activities was $50.2 million for the nine months ended September 30, 1999. Net cash used in operating activities was primarily attributable to net losses.

        Net cash used in investing activities was $97.4 million for the nine months ended September 30, 1999. Net cash used in investing activities was primarily related to purchases of property and equipment and short term investment instruments.

        Net cash provided by financing activities was $209.5 million for the nine months ended September 30, 1999. Net cash provided by financing activities resulted primarily from our (1) initial public offering of 10,000,000 shares of our common stock, for which we received approximately $149.0 million in cash, net of underwriting discounts and commissions on April 1, 1999 and (2) secondary public offering of 1,000,000 shares of our common stock, for which we received approximately $64.5 million in cash, net of underwriting discounts and commissions, on August 17, 1999.

        We had commitments for capital expenditures as of September 30, 1999 of approximately $0.5 million. Capital expenditures were $18.0 million for the nine months ended September 30, 1999, and we expect such expenditures to be at least $25.0 million for the full year of 1999. As a result of our rapid growth, we expect to increase capital expenditures for purchased software, internally developed software, computer equipment and leasehold improvements.

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

TAX MATTERS

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

        If the determination of the Internal Revenue Service is unfavorable, we could owe $1,668,593 in additional taxes as of September 30, 1999. We have accrued for such potential liability in our condensed balance sheet as of September 30, 1999 and are providing for such potential liability on an ongoing basis. We have agreed to indemnify and hold harmless certain of our participating airlines from any liability with respect to such taxes as well as to secure the payment of such taxes by a letter of credit.

NON-QUALIFIED STOCK OPTIONS

        As of September 30, 1999, we had outstanding non-qualified stock options to purchase 26,685,778 shares issued to various employees, consultants and directors pursuant to the 1997 Omnibus Plan and the 1999 Omnibus Plan. The options entitle holders to purchase common stock at a weighted average exercise price of approximately $12.61 per share, subject to adjustment in accordance with the 1997 Omnibus Plan and the 1999 Omnibus Plan.

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

THE COSTS TO ADDRESS YEAR 2000 ISSUES

        We have expensed amounts incurred in connection with Year 2000 compliance since our formation through September 30, 1999. Such amounts have not been material. The additional costs to make any other products or services Year 2000 compliant will be expensed as incurred, but are not expected to be material.

        We are not currently aware of any material operational issues or costs associated with preparing our systems for the Year 2000. Nonetheless, we may experience material unexpected costs caused by undetected errors or defects in the technology used in our systems or because of the failure of a material seller participant to be Year 2000 compliant.

RISKS ASSOCIATED WITH YEAR 2000 ISSUES

        Notwithstanding our Year 2000 compliance efforts, the failure of a material system or vendor, including a seller participant in the priceline.com service, a reservation system used by us, such as Worldspan, or the Internet generally, to be Year 2000 compliant could harm the operation of the priceline.com service or prevent certain products and services being offered through the priceline.com service, or have other unforeseen, adverse consequences to us.

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

WE ARE NOT PROFITABLE AND EXPECT TO CONTINUE TO INCUR LOSSES

        We have incurred net losses of $100.7 million during the period from July 18, 1997 (inception) through September 30, 1999, before giving effect to $158.2 million of non-cash charges arising from equity issuances to a number of our participating airlines, our chief executive officer and other parties, which resulted in total net losses of $258.9 million for such period. We have not achieved profitability and expect to continue to incur losses for at least the next two years. The principal causes of our losses are likely to continue to be significant brand development costs, marketing and promotion costs and technology and systems development costs.

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

WE ARE DEPENDENT ON ADAPTIVE MARKETING PROGRAMS

        Our adaptive marketing programs permit consumers to increase the amount of their offers at no additional cost by participating in sponsor promotions during the process of making an offer through the priceline.com service. The fees paid to us by sponsors offering the promotions generally involve no direct costs and have a disproportionately positive impact on our gross profit margins. A significant reduction in consumer acceptance of our adaptive marketing programs, costs that we may incur in connection with adaptive marketing programs, reductions in fees paid to us in connection with such programs or any material decline in such programs could result in a material reduction in our gross profit. We may not be able to replace such revenues through other programs or through product sales.

        During 1998 and the first three quarters of 1999, a substantial majority of our adaptive marketing revenues were derived from fees paid by credit card issuers for qualifying credit card applications submitted over the priceline.com service in connection with customer offers for airline tickets. Through May 1, 1999, almost all of our adaptive marketing revenues were derived from fees related to a credit card adaptive marketing program with Capital One Bank. In May 1999, we replaced Capital One Bank with First USA Bank, a leading national credit card issuer. Since that time, our credit card adaptive marketing program revenues have been primarily attributable to our adaptive marketing relationship with First USA. In October 1999, we also began offering our customers the Discover credit card in connection with a new adaptive marketing program with Discover Financial Services, Inc.

        In addition to our credit card adaptive marketing programs, we have adaptive marketing programs with Sprint Communications Company L.P., NetMarket, Talk.com, New Sub Services, Columbia House, Net2Phone, AT&T and others. Most of our adaptive marketing programs may be terminated on short notice.

        We cannot guarantee that any of our adaptive marketing programs will continue beyond their initial terms or, even if continued, that they will be successful. If they are not successful, our gross profit and results of operations could be adversely affected.

POTENTIAL FLUCTUATIONS IN OUR FINANCIAL RESULTS MAKE FINANCIAL FORECASTING DIFFICULT

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

WE ARE DEPENDENT ON THE AIRLINE INDUSTRY AND CERTAIN AIRLINES

        Our near term, and possibly long term, prospects are significantly dependent upon our sale of leisure airline tickets. Sales of leisure airline tickets represented a substantial majority of total revenue for the nine months ended September 30, 1999. Leisure travel, including the sale of leisure airline tickets, is dependent on personal discretionary spending levels. As a result, sales of leisure airline tickets and other leisure travel products tend to decline during general economic downturns and recessions. Unforeseen events, such as political instability, regional hostilities, increases in fuel prices, travel-related accidents and unusual weather patterns also may adversely affect the leisure travel industry. As a result, our business also is likely to be affected by those events. Significantly reducing our dependence on the airline and travel industries is likely to take a long time and there can be no guarantee that we will succeed in reducing that dependence.

        Sales of airline tickets from priceline.com's five largest airline suppliers accounted for approximately 90% of airline ticket revenue for the nine months ended September 30, 1999. As a result, currently we are substantially dependent upon the continued participation of these five airlines in the priceline.com service in order to maintain and continue to grow our total airline ticket revenues. We currently have 28 participating airlines. However, our airline participation agreements:

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

WE NEED TO SELL NEW PRODUCTS AND SERVICES

        We are unlikely to make significant profits unless we make new or complementary products and services and a broader range of existing products and services available through the priceline.com service. We will incur substantial expenses and use significant resources in trying to expand the type and range of the products and services that we offer. For example, we have entered into agreement to expand the priceline.com service to include rental cars and long distance phone service. Expansion into these and other areas utilizes management resources and requires expenditure of significant funds particularly in areas such as technology and marketing.

        While we continue to expand our product and service offerings, we may not be able to attract sellers and other participants to provide such products and services or consumers to purchase such products and services through the priceline.com service. In addition, if we launch new products or services and they are not favorably received by consumers, our reputation and the value of the priceline.com brand could be damaged. Moreover, almost all of our experience to date is in the travel industry. The travel industry is characterized by "expiring" inventories. For example, if not used by a specific date, an airline ticket or hotel room reservation has no value. The expiring nature of the inventory creates incentives for airlines and hotels to sell seats or room reservations at reduced rates. Because we have only limited experience in selling "non-expiring" inventories on the priceline.com service, such as new cars or financial services, we cannot predict whether the priceline.com business model can be successfully applied to such products and services.

EXPANSION OF "NAME YOUR PRICE" BUSINESS MODEL MAY NOT BE SUCCESSFUL

        In addition to broadening the products and services offered through the priceline.com service, we are expanding our current "name your price" business model into other areas of e-commerce. We recently licensed our name and business model to Priceline WebHouse Club, Inc., a privately held start-up company affiliated with Walker Digital, for use in a business that enables consumers to use the Internet to identify the purchase terms for groceries and other retail merchandise which they would subsequently pick up from participating retailers. We also are currently evaluating a similar licensing arrangement with another privately held start-up company affiliated with Walker Digital that is developing a consumer-to-consumer business in which buyers would make conditional purchase offers to acquire goods from other consumers. These new businesses may not be successful and we may never realize value from any equity interests or derivative equity interest that we have or may have in such businesses. If these new businesses are not favorably received by consumers, the association of our brand name and business model with these new entities may adversely affect our business and reputation and may dilute the value of our brand name. In addition, to the extent that we may need to invest funds and/or management resources for the development of these entities, our core business may suffer. Moreover, expansion of our core business model will expose us to additional risks not currently applicable to our existing operations. The additional risks associated with the expansion of our core business could have a material adverse effect on our business generally. In addition, as we expand our business model to other areas of e-commerce, these new businesses will face competition from established providers in those areas. For example, our licensee, Priceline WebHouse, faces significant competition from traditional sources of discounts for retail groceries such as in-store promotions, coupons and newspaper advertisements and faces competition from on-line grocers that may divert consumers from in-store shopping on which WebHouse Club is premised. If we expand into the consumer-to-consumer market either directly or through a licensing arrangement, we will face competition from established web site operators such as eBay.

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

        Since our formation in July 1997, we have expanded from 10 to 274 full-time employees as of September 30, 1999. We also have employed many key personnel since our launch in April 1998, including our Chairman and Chief Executive Officer and our President and Chief Operating Officer, and a number of key managerial, marketing, planning, financial, technical and operations personnel. We expect to continue to add additional key personnel in the near future. We do not have "key person" life insurance policies on any of our key personnel.

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

        Our current or potential competitors with respect to new automobiles include traditional and online auto dealers, including newly developing auto superstores such as AutoNation, Auto-by-Tel and Microsoft's CarPoint. With respect to financial service products, our competitors include:

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

        PATENTS

        We currently hold one issued United States patent directed to a unique Internet-based buyer-driven commerce method and system underlying our business model. We also hold one issued United States patent directed to a method and system for pricing and selling airline ticket options and one issued United States patent directed to methods and systems for generating airline-specified time tickets. In addition, we have pending over 25 United States and numerous international patent applications directed to different aspects of our technology and business processes. We also have instituted an invention development program to identify and protect new inventions and a program for international filing of selected patent applications. Nevertheless, it is possible that:

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

        While our core patent is directed to a unique buyer-driven commerce system and method, it does not necessarily prevent competitors from developing and operating Internet commerce businesses that use customer-offer-based business models. It may be possible for a competitor to develop and utilize a business model that appears similar to our patented buyer-driven commerce system, but which has sufficient distinctions that it does not fall within the scope of our patent. For example, we are aware of Internet travel services that appear to use customer-offer based transaction models, but based on the information we have obtained to date, may not infringe our patent.

        Walker Digital currently owns assets and intellectual property related a new area of e-commerce into which we may expand our "name your price" business model involving consumer-to-consumer sales. We may license our brand name and "name your price" business model to a new company formed to develop this business. Walker Digital may contribute assets and intellectual property to this company in return for an equity interest.

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

        We are currently subject to a potential interference action relating our core buyer-drive commerce patent. See Note 5 to the Notes to Unaudited Condensed Financial Statements.

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

        PENDING LITIGATION

        Current pending litigation against priceline.com and various other defendants alleges causes of action for, among other things, misappropriation of trade secrets, breach of contract, conversion, breach of confidential relationship, copyright infringement, fraud, unfair competition, and false advertising, and seeks injunctive relief and damages in an unspecified amount. See Notes 5 and 6 to the Notes to Unaudited Condensed Financial Statements.

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

        LICENSES

        We may continue to license portions of our intellectual property, including our issued patents, to third parties or to joint ventures or other entities in which we may have an interest. We recently granted Priceline WebHouse Club, Inc. a license to use certain of our intellectual property for the sale of groceries and other retail merchandise. In addition, we recently granted Budget Rent A Car Corporation a license to use certain of our intellectual property for use in the operation of its BidBudget Web site. Further, we have granted a small business providing online travel services immunity from suit under our core Internet-based buyer-driven commerce system patent, on the condition that the nature and scope of such business is not significantly changed. If the nature or scope of such immunity were disputed, we would need to institute proceedings to enforce our rights either under the immunity agreement or under the patent. Subject to the final agreements, we will license certain intellectual property to PricelineMortgage, the operating subsidiary of Alliance Capital Partners for use on our mortgage service, and Ford Motor Company for use on the Web site co-branded with priceline.com.

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

        In addition, the trading prices of Internet stocks in general, including ours, have experienced extreme price and volume fluctuations. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. The valuations of many Internet stocks, including ours, are extremely high based on conventional valuation standards, such as price to earnings and price to sales ratios. The trading price of our common stock has increased significantly from the initial public offering price. These trading prices and valuations may not be sustained. Any negative change in the public's perception of the prospects of Internet or e-commerce companies could depress our stock price regardless of our results. Other broad market and industry factors may decrease the market price of our common stock, regardless of our operating performance. Market fluctuations, as well as general political and economic conditions, such as a recession or interest rate or currency rate fluctuations, also may decrease the market price of our common stock.

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

        Due to the uncertainty of how the federal air transportation tax applies to sales of airline tickets using the priceline.com service, we have submitted a written request to the United States Internal Revenue Service seeking a determination of our federal air transportation tax obligations. We have met with representatives of the Internal Revenue Service to informally discuss our submission. A new ruling request addressing certain factual and legal inquiries raised during our meeting was recently submitted to the Internal Revenue Service. The actual ruling by the Internal Revenue Service may not be favorable and may require us to collect the federal air transportation tax on the total amount paid by consumers for air travel.

        If the determination of the Internal Revenue Service is unfavorable, we could owe approximately $1,668,593 in additional taxes as of September 30, 1999. We have accrued for such potential liability in our condensed balance sheet as of September 30, 1999 and are providing for such potential liability on an ongoing basis. We have agreed to indemnify and hold harmless certain of our participating airlines from any liability with respect to such taxes, as well as to secure the payment of such taxes by a letter of credit.

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

        PAYROLL TAXES RELATED TO OPTION EXERCISES

        As of September 30, 1999, we had outstanding non-qualified stock options to purchase 26,685,778 shares issued to various employees, consultants and directors pursuant to the 1997 Omnibus Plan and the 1999 Omnibus Plan. The options entitle the holders to purchase common stock at a weighted average exercise price of approximately $12.61 per share, subject to adjustment in accordance with the 1997 Omnibus Plan and the 1999 Omnibus Plan. Upon exercise of an option, we will be required to make payments on behalf of the option holders for certain payroll related taxes such as Social Security and Medicare. These payroll taxes will appear as a general and administrative expense on our statement of operations and will amount to approximately 1.5% to 2.0% of the difference between the exercise price and the then fair market value of the common stock at the time of exercise. However, upon exercise of outstanding options, we will be paid the exercise price of the options that are exercised. We also will be entitled to an income tax deduction equal to the sum of (1) the difference between the exercise price of the option and the then fair market value of the common stock at the time of exercise and (2) the total amount of payroll related tax payments. As the calculation of this expense is directly dependent upon our stock price and the exercise of options is in the sole discretion of the holder of the options, the amount and timing of the expense and the timing of the corresponding income tax deduction are not currently able to be determined and are not within our control.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

        Priceline.com is subject to a potential interference action relating to its core buyer-driven commerce patent. See Note 5 to the Notes to Unaudited Condensed Financial Statements included in this Form 10-Q and
Part II, Item 1 of priceline.com's Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 1999 and Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 1999.

        Current pending litigation against priceline.com and various other defendants under the caption Marketel International Inc. v. priceline.com, et al., No. C-99-1061 (N.D. Cal. 1999), alleges causes of action for, among other things, misappropriation of trade secrets, breach of contract, conversion, breach of confidential relationship, copyright infringement, fraud, unfair competition, and false advertising, and seeks injunctive relief and damages in an unspecified amount. Discovery in this litigation had been stayed pending the plaintiff's retention of new counsel and the plaintiff's identification of alleged trade secrets. The discovery stays have been lifted, and priceline.com anticipates moving forward with discovery. Defending the lawsuit may involve significant expense and, due to the inherent uncertainties of litigation, there can be no certainty as to the ultimate outcome. Pursuant to the terms of the indemnification obligations contained in the Purchase and Intercompany Agreement with Walker Digital, Walker Digital has agreed to indemnify priceline.com for damages, liability and legal expenses incurred in connection with the this litigation. See Note 5 to the Notes to Unaudited Condensed Financial Statements included in this Form 10-Q and Part II, Item 1 of priceline.com's Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 1999 and Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 1999.

       On October 13, 1999, priceline.com filed a complaint in the United States District Court for the District of Connecticut under the caption Priceline.com Incorporated v. Microsoft Corporation and Expedia, Inc., No. 399CV1991 AWT alleging that Microsoft Corporation and Expedia, Inc., a subsidiary of Microsoft, infringe priceline.com's U.S. Patent 5,794,207 by operating the defendants' "Hotel Price Matcher" service, and that the defendants' conduct toward priceline.com violated the Connecticut Unfair Trade Practices Act. The defendants have requested and were granted a 45-day extension of time to answer the complaint. The defendants' Answer currently is due on December 20, 1999.

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

        Net offering proceeds received on April 1, 1999 from the initial public offering were used for general corporate purposes, including working capital to fund anticipated operating losses, expenses associated with its advertising campaigns, brand-name promotions and other marketing efforts and capital expenditures. Priceline.com also may use a portion of the net proceeds, currently intended for general corporate purposes, to acquire or invest in businesses, technologies, products or services, although no specific acquisitions are planned and no portion of the net proceeds has been allocated for any acquisition. None of the net offering proceeds of priceline.com have been or will be paid directly or indirectly to any director, officer, general partner of priceline.com or their associates, persons owning 10% or more of any class of priceline.com's equity securities, or an affiliate of priceline.com other than compensation to officers of priceline.com in the ordinary course of business and payments that were made in the ordinary course of business to Walker Digital Corporation pursuant to a reciprocal services arrangement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a)    Exhibits

        Exhibit
        Number        Description

        10.31 License Agreement, dated July 20, 1999 between Walker Digital Corporation and the Registrant.

        27.1          Financial Data Schedule.

        (b)    Reports on Form 8-K

        On July 19, 1999, priceline.com filed a Current Report on Form 8-K.


                                 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 15, 1999                    PRICELINE.COM INCORPORATED
                                                         (Registrant)


                                            By:   /s/ Richard S. Braddock
                                                  -----------------------------
                                            Name:  Richard S. Braddock
                                            Title: Chairman and Chief Executive
                                                   Officer



Date:  November 15, 1999                    By:   /s/  Paul E. Francis
                                                  -----------------------------
                                            Name:  Paul E. Francis
                                            Title: Chief Financial Officer



                                EXHIBIT LIST


        Exhibit
        Number               Description
        -------              -----------

        10.31 License Agreement, dated July 20, 1999, between Walker Digital Corporation and the Registrant

        27.1                 Financial Data Schedule



                                                              EXHIBIT 10.30


                             LICENSE AGREEMENT

               This Agreement is made and entered into as of July 20, 1999, (the "EFFECTIVE DATE") by and between Walker Digital Corporation, a corporation organized and existing under the laws of the State of Connecticut and having its principal office at 4 High Ridge Park, Stamford, CT 06905 (hereinafter referred to as "LICENSOR"), and Priceline.com Incorporated, a corporation organized and existing under the laws of the State of Delaware and having its principal office at 5 High Ridge Park, Stamford, CT 06905, (hereinafter referred to as "LICENSEE").

                                 WITNESSETH

               WHEREAS, Licensor is the sole owner of the Patent Rights and Patent Applications (each as defined herein), and has the right to grant the licenses granted herein with respect to the Licensed Property (each as defined herein), upon the terms and conditions hereinafter set forth; and

               WHEREAS, Licensee desires to obtain a license to the Licensed Property, upon the terms and conditions hereinafter set forth.

               NOW, THEREFORE, in consideration of the premises and the representations, warranties and agreements contained herein, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:


7. DEFINITIONS.

               For the purposes of this Agreement, the following words and phrases shall have the following meanings:

               7.1 An "AFFILIATE" of a party shall mean a company or other entity which controls, is controlled by, or is under common control with such party. A corporation or other entity shall be regarded as in control of another corporation or entity if it owns or directly or indirectly controls more than fifty percent (50%) of the voting stock or other voting power of the other corporation or entity, or if it possesses, directly or indirectly, the power to direct or cause the direction of the management and policies of the corporation or other entity or the power to elect or appoint fifty percent (50%) or more of the members of the governing body of the corporation or other entity.

               7.2 "FIELD OF USE" shall mean the business in which Licensee is engaged from time to time, including without limitation any business activity which would infringe any patent rights held by Licensee.

               7.3 "LICENSED PRODUCT" shall mean any product or service or part thereof in the Field of Use which is covered in whole or in part by a Valid Claim in the country in which any such product or part thereof is made, used, offered for sale, sold or imported.

               7.4 "LICENSED PROPERTY" shall mean, collectively, Patent Applications, Patent Rights, and Technology.

               7.5 "LICENSEE IMPROVEMENT" shall mean any findings, discoveries, inventions, additions, improvements, enhancements, modifications, or changes made by or on behalf of Licensee during the term of this Agreement that relate to, or are generated from, the Patent Rights, Patent Applications, or Technology.

               7.6 "LICENSOR IMPROVEMENT" shall mean any findings, discoveries, inventions, additions, improvements, enhancements, modifications, or changes made by or on behalf of Licensor during the term of this Agreement that relate to, or are generated from, the Patent Rights, Patent Applications, or Technology.

               7.7 "PATENT APPLICATIONS" shall mean the United States patent applications listed on Exhibit A attached hereto, together with all related continuations, continuations-in-part, divisionals and similar applications, and counterpart foreign patent or equivalent applications and filings.

               7.8 "PATENT RIGHTS" shall mean any and all rights arising from any and all of the following:

               (a) United States and foreign patents and/or patent applications derived from or arising out of the Technology or the Patent Applications;

               (b) United States and foreign patents issued from the Patent Applications;

               (c) claims of United States and foreign continuation, continuation-in-part, divisional or other patent applications, and of the resulting patents, which are directed to subject matter described in the U.S. and foreign applications described in (a) or (b) above; and

               (d) any reissues, re-examinations or extensions of the patents and applications described in (a), (b), (c) or (d) above.

               7.9 "TECHNOLOGY" shall mean (i) any and all inventions, software code, methods, know-how, plans, processes and products, whether patentable or not or confidential or not, developed, conceived, discovered or reduced to practice by or on behalf of Licensor, or its Affiliates, on or before the Effective Date, including, without limitation, any and all of the foregoing relating to the Patent Applications and Patent Rights; (ii) all tangible work in progress and tangible research materials, including, without limitation, notebooks, software code, test results, technical and non-technical data and specifications, characteristics and designs, whether patentable or not or confidential or not, relating to the Patent Applications and Patent Rights; and (iii) all Licensor Improvements.

               7.10 "THIRD PARTY" shall mean any person or entity other than Licensor or Licensee and their respective Affiliates.

               7.11 "VALID CLAIM" means a claim within a Patent Right.

8. GRANT OF LICENSE AND OWNERSHIP.

               8.1 Non-Exclusive License Grant. Licensor hereby grants to Licensee a perpetual, worldwide, royalty-free exclusive license, with the right to transfer and grant sublicenses, to use, distribute, copy, display, and create derivative works of the Technology, to practice under the Patent Rights, and to make, have made, use, have used, develop, have developed, offer for sale, sell, have sold, market, have marketed, import and have imported, the Licensed Products, in each case in the Field of Use.

               (a) Licensor acknowledges that Licensee shall have the right to prosecute infringement actions involving the Licensed Property in the Field of Use as set forth in
                      Section 4.1.

               (b) The Field of Use shall be expanded to include any new area in which Licensee begins to conduct business, including by commencing development of new products or services ("New Fields"). In no event shall Licensor grant an exclusive license to the Licensed Property in a field before it becomes a New Field for a period of greater than three (3) years. In the event Licensor already has granted an exclusive license to the Licensed Property in a field before it becomes a New Field, such exclusive license shall survive pursuant to its terms, but may not be renewed, except on a nonexclusive basis, without the prior written consent of Licensee. Licensee shall promptly inform Licensor in writing of any new areas in which it is conducting business. The parties shall meet promptly thereafter to define the scope of the applicable New Field.

               8.2 Licensor Ownership. Licensee acknowledges and agrees that, as between it and Licensor, Licensor shall own all right, title and interest in and to the Licensed Property.

               8.3 Licensee Ownership. Licensor acknowledges and agrees that it has, and will have, no rights of any kind with respect to any intellectual property or work product of any kind owned or created by Licensee in connection with the development of Licensed Products or otherwise, including without limitation all Licensee Improvements, except as separately agreed in writing by the parties.

               8.4 Trademarks. Each party shall retain all right, title and interest in, and no license is granted hereunder with respect to, any trademarks, trade names, logos or similar identifying marks used by it in connection with any Licensed Products, except that Licensor and Licensee may state the nature of their licensor/licensee relationship to the extent provided herein.

               8.5 Markings. Licensee agrees to provide reasonable, adequate notice of applicable patent numbers in connection with its exercise of the Patents Rights as permitted hereunder. All Patent Rights exercised by Licensee in other countries shall be accompanied by similar reasonable, adequate notice in such manner as to reasonably conform with the patent laws and practices of the country of sale. Unless any of such patent laws and regulations specifically require additional markings or notice procedures, a notice of patent rights on Licensee's Web site shall constitute sufficient marking of the Patent Rights.

9. SUPPORT. For a period of five years from the Effective Date, Licensor shall provide, at no cost to Licensee, reasonable consulting and technical support services as requested by Licensee with respect to the Licensed Property. Such consulting and support services shall include, without limitation, disclosing to Licensee all information known by or otherwise in the possession of Licensor with respect to any and all aspects of the Licensed Property; and training Licensee regarding the use of the Technology.

10. PATENT PROSECUTION.

               10.1 Licensor's Rights. During the term of this Agreement, Licensor shall have the sole initial right to: (i) file such United States and/or foreign patent or equivalent applications covering patentable inventions included within the Technology created by or on behalf of Licensor as Licensor shall, in its sole discretion, deem advisable; (ii) prosecute and defend all Patent Applications referred to in clause (i); and
(iii) maintain in force all Patent Rights and any patents resulting from such applications. Licensor shall bear all costs associated with the foregoing filing, prosecution, defense and maintenance. Without limitation of the foregoing, Licensor shall prosecute with reasonable diligence and at its sole expense the Patent Applications.

               10.2 Licensee's Rights. If Licensor determines not to file any such patent application after request by Licensee, or not to prosecute or defend any such patent application or to maintain any such Patent Rights, as specified in Section 4.1 above, Licensor shall timely provide Licensee with written notice of such determination, in which event Licensee shall have the right to file, prosecute or defend such application or maintain such Patent Rights entirely at its own expense, unless Licensor has a reasonable basis for such determination (including, without limitation, Licensor's preference for keeping the relevant Technology a trade secret to the extent allowable by such Technology's reasonable commercial exploitation). Licensor's written notice of such determination shall state the reasonable basis. If the reasonable basis is Licensor's preference for keeping the relevant Technology a trade secret, the trade secret shall be identified in the written notice and such trade secret shall become a Valid Claim for purposes of this Agreement.

               10.3 Notice. Each party shall (i) timely advise the other in writing of its intentions with respect to the filing, prosecution and maintenance of patent applications and patents as set forth above in order to allow the other the opportunity to comment thereon, which comments the party shall consider in good faith, and (ii) at its own expense, provide the other with reasonable assistance to facilitate the filing, prosecution and maintenance of patent applications and patents as set forth above, and shall execute all documents which the other party reasonably deems necessary or desirable therefor. Without limitation of the foregoing clause
(ii), Licensor shall, within seven (7) days of request by Licensee, cause to be delivered to Licensee all prosecution file history and related documents relating to the patent applications.

11. THIRD-PARTY INFRINGEMENT.

               11.1 Notice. Each party shall inform the other promptly in writing if it becomes aware of any (i) applications for a patent or issued patent that may conflict with either party's intellectual property rights hereunder or (ii) acts of infringement or unfair competition by any third party involving such intellectual property rights, and shall provide the other with any evidence thereof in its possession or control.

               11.2 Licensee's Rights. Licensee shall have the right, but not the obligation, to prosecute and to settle any and all infringement actions involving the Licensed Property in the Field of Use, provided that if the settlement, consent judgment or other voluntary final disposition of any such action would affect the rights of Licensor, Licensor's consent to such settlement shall be required, such consent not to be unreasonably withheld. In furtherance of the foregoing right, Licensor hereby agrees that Licensor will, at Licensee's request and expense, join as a party plaintiff in any such infringement action. Licensee shall keep Licensor reasonably informed of the status of the litigation. The entire cost of any such infringement action prosecuted by Licensee shall be borne by Licensee, and Licensee shall keep any damages and costs recovered in connection therewith.

               11.3 Licensor's Rights. If within six (6) months after having been notified of any alleged infringement, Licensee shall have been unsuccessful in persuading the alleged infringer to desist and shall not have brought and shall not be diligently prosecuting an infringement action, or if Licensee shall notify Licensor at any time prior thereto of its intention not to bring suit against any such alleged infringer in the Field of Use, then, and in those events only, Licensor shall have the right, but not the obligation, to prosecute at its own expense any infringement action involving the Licensed Property and Licensor may, for such purposes, join Licensee as a plaintiff as necessary to maintain standing. No settlement, consent judgment or other voluntary final disposition of any such action may be entered into without the consent of Licensee, which consent shall not be unreasonably withheld. Licensor shall keep any damages and costs recovered in connection with such an infringement action.

               11.4 Cooperation. In any action brought by either party in accordance with the foregoing, the other party shall, at the request and expense of the party bringing such suit, cooperate in all reasonable respects, including, to the extent possible, by having its employees testify when requested and making available relevant records, papers, information, samples, specimens, and the like.


12. REPRESENTATIONS AND WARRANTIES; INDEMNIFICATION.

               12.1 Licensor Representations: Licensor represents and warrants to Licensee as follows:

                      (i) Except to the extent licensed to Licensee hereby, as of the Effective Date, Licensor owns the entire right, title and interest in and to all Licensed Property, and Licensor has all required right, power and authority to grant the licenses granted hereunder.

                      (ii) To the best knowledge of Licensor, the Licensed Property does not and will not infringe any third-party intellectual property rights when used in accordance with this Agreement.

                      (iii) There are no outstanding licenses or agreements of any kind, as of the Effective Date, between Licensor and any Third Party relating to the Licensed Property in the Field of Use.

                      (iv) Licensor has in place, and will require as a condition of employment of each Licensor employee, agreements assigning to Licensor all rights to inventions and other intellectual property which relate to the Licensed Property as are created or discovered by each such Licensor employee, while employed by Licensor.

               12.2 Mutual Representations. Each party represents and warrants to the other party that (i) it has the full right, power and authority to enter into this Agreement and to perform its obligations hereunder, (ii) the execution of this Agreement and the performance of its obligations hereunder does not and will not conflict with or result in a breach (including with the passage of time) of any other agreement to which it is a party, and (iii) this Agreement has been duly executed and delivered by such party and constitutes the valid and binding agreement of such party, enforceable against such party in accordance with its terms except to the extent that enforceability is limited by public policy or creditors' rights generally.

               12.3 Indemnity. Licensor and Licensee shall indemnify and hold harmless the other against any loss, damages or expense (including, without limitation, reasonable attorneys' fees) resulting from any breach of this agreement or of one or more of the representations and warranties of such party contained herein.

               12.4 Limitation of Liability. EXCEPT AS OTHERWISE EXPRESSLY SET FORTH IN THIS AGREEMENT, LICENSOR, ITS MEMBERS, DIRECTORS, OFFICERS, EMPLOYEES, AND AFFILIATES MAKE NO REPRESENTATIONS AND EXTEND NO WARRANTIES OF ANY KIND, EITHER EXPRESS OR IMPLIED, INCLUDING BUT NOT LIMITED TO WARRANTIES OF MERCHANTABILITY, FITNESS FOR A PARTICULAR PURPOSE, VALIDITY OF PATENT RIGHTS CLAIMS, ISSUED OR PENDING, OR THAT THE SUBJECT MATTER LICENSED HEREIN CAN BE SUCCESSFULLY COMMERCIALIZED.

               12.5 Consequential Damages. IN NO EVENT SHALL A PARTY BE LIABLE HEREUNDER FOR INCIDENTAL OR CONSEQUENTIAL OR PUNITIVE DAMAGES OF ANY KIND, INCLUDING ECONOMIC DAMAGE OR INJURY TO PROPERTY AND LOST PROFITS, REGARDLESS OF WHETHER THE PARTY SHALL BE ADVISED, SHALL HAVE OTHER REASON TO KNOW, OR IN FACT SHALL KNOW OF THE POSSIBILITY OF SUCH DAMAGES.

13.  CONFIDENTIALITY.

               13.1 Definition. "Confidential Information" means (a) any information, in whatever form, designated by the disclosing party (the "Disclosing Party") in writing as confidential, proprietary or marked with words of like import when provided to the receiving party (the "Receiving Party"); and (b) information orally conveyed if the Disclosing Party states at the time of the oral conveyance or promptly thereafter that such information is Confidential, and such statement of confidentiality is specifically confirmed in writing within fifteen (15) days of such oral conveyance.

               13.2 Exclusions. Confidential Information will not include information which:

               (a) at or prior to the time of disclosure by the Disclosing Party was known to the Receiving Party through lawful means or through act of a third party that was not known by the Receiving Party to be unauthorized;

               (b) at or after the time at which the disclosure by the Disclosing Party becomes generally available to the public through no act or omission on the Receiving Party's part;

               (c) is developed by the Receiving Party independent of any Confidential Information it receives from the Disclosing Party; or

               (d) the Receiving Party receives from a third Person free to make such disclosure without breach of any legal obligation.

               13.3 Legal Obligations. The Receiving Party may disclose Confidential Information pursuant to any statute, regulation, order, subpoena or document discovery request, including without limitation in publicly filed disclosure documents of Licensee under federal or state securities laws; provided that prior written notice of such disclosure is furnished to the Disclosing Party as soon as practicable in order to afford the Disclosing Party an opportunity to seek a protective order (it being agreed that if the Disclosing Party is unable to obtain or does not seek a protective order and the Receiving Party is legally compelled to disclose such information, disclosure of such information may be made without liability).

               13.4 Requirements. The Receiving Party acknowledges the confidential and proprietary nature of the Disclosing Party's Confidential Information and agrees that it will not discuss, reveal, or disclose the Disclosing Party's Confidential Information to any other Person (other than Affiliates), or use any Confidential Information for any purpose other than as contemplated hereby, in each case, without the prior written consent of the Disclosing Party. The Receiving Party agrees to take reasonable precautions (no less rigorous than the Receiving Party takes with respect to its own comparable Confidential Information) to prevent unauthorized or inadvertent disclosure of the Confidential Information of the Disclosing Party. In the event that a Receiving Party wishes to disclose Confidential Information to one of its advisors or subcontractors, it may do so only if that advisor or subcontractor agrees to abide by the terms substantially the same as those of this Article.

               13.5 Return of Information. The Receiving Party will, at the request of the Disclosing Party, (a) promptly return all Confidential Information held or used by the Receiving Party in whatever form, or (b) at the discretion of the Disclosing Party, promptly destroy all such Confidential Information, including all copies thereof, and those portions of all documents that incorporate such Confidential Information, provided that during the Term, the Disclosing Party will not make such a request with respect to Confidential Information necessary for the Receiving Party to perform its obligations hereunder.

               13.6 Injunctions. In view of the difficulties of placing a monetary value on the Confidential Information, the Disclosing Party may be entitled to a preliminary and final injunction without the necessity of posting any bond or undertaking in connection therewith to prevent any further breach of this Article or further unauthorized use of its Confidential Information. This remedy is separate from and in addition to any other remedy the Disclosing Party may have.

14. TERMINATION.

               14.1 Material Breach. In the event of a material breach of this Agreement (including, without limitation, a breach of any representation or warranty), the non-breaching party shall have the right to terminate this Agreement with respect to the applicable Licensed Property effected by such breach by providing written notice of such breach to the breaching party, specifying the nature of such breach ("Breach Notice"). The non-breaching party shall thereupon have the right to terminate this Agreement immediately upon written notice if the breaching party fails to cure such breach within sixty (60) days (or fails to take good faith material action within sixty (60) days, and to continue such good faith material action, to cure a breach which by its nature cannot be cured within sixty (60) days) after receipt of the Breach Notice. Termination of this Agreement by a party under this Section shall be without prejudice to any remedy that any party may have in addition to those rights as provided under this Agreement.

               14.2 Bankruptcy. In the event that Licensor shall become insolvent, shall make an assignment for the benefit of creditors, or shall have a petition in bankruptcy filed for or against it (which, in the case of an involuntary petition, is not dismissed or stayed within sixty (60) days after such petition is filed), all rights and licenses granted under or pursuant to this Agreement by Licensor to Licensee are, and shall otherwise be deemed to be, for purposes of Section 365(n) of Title 11, US Code (the "Bankruptcy Code"), licenses of rights to "intellectual property" as defined under Section 101(60) of the Bankruptcy Code. The parties agree that Licensee, as a licensee of such rights under this Agreement, shall retain and may fully exercise all of its rights and elections under the Bankruptcy Code, subject to the continued performance of its obligations under this Agreement.

               14.3 Survival. Articles 1, 2, 4, 5, 6.3 to 6.7, 7, 8.3, 9
and 10 shall survive termination of this Agreement for any reason.

15. DISPUTE  RESOLUTION.

Unless otherwise explicitly set forth in this Agreement, in the event that the parties are unable to resolve any dispute, controversy or claim arising out of, or in relation to this Agreement, or the breach, termination or invalidity thereof (collectively "Issue"), the parties shall first refer such Issue to the respective Chief Executive Officers of Licensee and Licensor. In the event that such Issue cannot be resolved by these individuals after a good faith discussion to resolve the Issue, then either party may initiate arbitration in the State of Connecticut in accordance with this subsection under the guidelines of the American Arbitration Association ("AAA") and the commercial rules then in effect for AAA, except as otherwise provided for herein.

16. GENERAL.

               16.1 Assignment. Neither party may assign this Agreement or its rights and obligations hereunder without the prior, written consent of the other party, such consent not to be unreasonably withheld; provided, however, that either party may assign this Agreement and its rights hereunder to an Affiliate or an entity which acquires or acquires control of its entire business or that part of its business to which this Agreement relates, whether pursuant to a merger, consolidation, stock purchase, recapitalization, asset sale or otherwise (provided that in any such event, Licensee or the successor entity or Licensor or the successor entity in such transaction shall continue to be liable to perform Licensee's or Licensor's obligations hereunder, as the case may be). This Agreement shall inure to the benefit of and be binding upon the parties and their respective heirs, executors, administrators, successors and permitted assigns.

               16.2 Governing Law. This Agreement shall be construed, governed, interpreted and applied in accordance with the laws of The State of Connecticut, without giving effect to its conflicts of law principles, except that questions affecting the construction and effect of any patent shall be determined by the law of the country in which the patent was granted.

               16.3 Entire Agreement. The parties hereto acknowledge that this Agreement (including its Exhibits) sets forth the entire Agreement and understanding of the parties with respect to the subject matter hereof, and shall not be subject to any change or modification except by the execution of a written instrument subscribed to by Licensee and Licensor.

               16.4 Validity. The invalidity or enforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, each of which shall remain in full force and effect. In addition, any such invalid or unenforceable provision shall be deemed amended or replaced with a provision that is valid and enforceable which achieves, to the fullest extent possible, the original objectives and intent of the parties as reflected in the offending provision.

               16.5 Waiver. The failure of either party to assert a right hereunder or to insist upon compliance with any term or condition of this Agreement shall not constitute a waiver of that right or excuse a subsequent failure to perform any such term or condition by the other party.

               16.6 Relationship Between the Parties. Nothing herein shall be deemed to constitute either party as the agent or representative of the other party. Each party shall be an independent contractor, not an employee or partner of the other party. Each party shall be responsible for the conduct of activities at its own facilities and for any liabilities resulting therefrom. Neither party shall be responsible for the acts or omissions of the other party, and neither party will have authority or represent to have authority to speak for, represent or obligate the other party in any way without prior written authority from the other party.

               16.7 Notices. All notices, requests and other communications to any Party hereunder will be in writing (including facsimile transmission or similar writing) and will be given to such Party at its address or telecopy number set forth below or at such other address or telecopy number as such Party may hereafter specify for such purposes. Each such notice, request or other communication will be effective (i) if given by telecopy, when such telecopy is transmitted to the telecopy number specified in this Article and confirmation of receipt is obtained or (ii) if given by any other means, when received at the address specified below:

               If to Licensor:
               Walker Digital Corporation
               4 High Ridge Park
               Stamford, CT 06905
               Attention: Jay Walker

               If to Licensee:
               Priceline.com Incorporated
               5 High Ridge Park
               Stamford, CT 06905
               Attention: General Counsel


               16.8 Confidentiality of Terms. No party will disclose the terms or conditions of this Agreement to any Third Party (other than a party's officers, directors, members, employees, stockholders, attorneys, financial advisors and other representatives) or issue any press release relating to the terms and conditions of this Agreement for any purpose, without the prior written consent of the other party except as required by law (including without limitation in publicly filed disclosure documents of Licensee under federal or state securities laws, or upon order or request of any regulatory agency or commission of competent jurisdiction); provided that such consent will not be unreasonably withheld and shall not be required for any such disclosure by Licensee which Licensee determines in good faith is required by law or reasonably necessary in connection with any public disclosure document, financing, strategic transaction, acquisition or disposition involving Licensee. The restriction on disclosure contained herein shall not apply to any information which is essentially identical to that contained in a previous disclosure authorized hereunder.

                [Remainder of Page Intentionally Left Blank]


               16.9 Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be deemed an original but all of which together shall constitute one and the same instrument.


               IN WITNESS WHEREOF, the parties have duly executed this Agreement as of the day and year first written above.

                         WALKER DIGITAL CORPORATION


                         /s/ Jay S. Walker
                         _________________________________
                          By:   Jay S. Walker
                          Its:  President
                          Date: July 20, 1999


                         PRICELINE.COM INCORPORATED

                         /s/ Thomas D'Angelo
                         _________________________________
                         By:   Thomas D'Angelo
                         Its:  Vice President, Finance
                         Date: July 20, 1999