Form 10-K405
period 1999-12-31
PRICELINE COM INC
filed 2000-03-30
CIK 1075531

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                            ------------------------

For the year ended December 31, 1999                 Commission File No. 0-25581

                           priceline.com Incorporated
             (Exact name of registrant as specified in its charter)

          Delaware                    0-25581                     06-1528493
(State or other Jurisdiction  (Commission File Number)          (IRS Employer
     of Incorporation)                                       Identification No.)

800 Connecticut Avenue, Norwalk, Connecticut                         06854
     (Address of Principal Office)                                 (Zip Code)

               Registrant's telephone number, including area code:
                                 (203) 299-8000

           Securities Registered Pursuant to Section 12(b) of the Act:
                    Common Stock, par value $0.008 per share

           Securities Registered Pursuant to Section 12(g) of the Act:
                                      None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

Aggregate market value of voting stock held by non-affiliates of the registrant as of March 10, 2000................$5,664,836,331

Number of shares of common stock outstanding as of
        March 10, 2000...........................................170,115,752

                       DOCUMENTS INCORPORATED BY REFERENCE

      The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the annual meeting of stockholders to be held on April 24, 2000, which definitive proxy statement was filed on March 27, 2000 with the Securities and Exchange Commission.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                           priceline.com Incorporated

                                    Form 10-K
                      For the Year Ended December 31, 1999

                                      INDEX

                                                                          PAGE
PART I
Item 1.   Business............................................................ 1
Item 2.   Properties..........................................................22
Item 3.   Legal Proceedings...................................................22
Item 4.   Submission of Matters to a Vote of Security Holders. ...............23

PART II
Item 5.   Market for the Registrant's Common Stock and Related
           Stockholder Matters................................................23
Item 6.   Selected Financial Data.............................................24
Item 7.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................................24
Item 7A.  Quantitative and Qualitative Disclosure About Market Risk...........35
Item 8.   Financial Statements and Supplementary Data. .......................35
Item 9.   Changes in and Disagreements With Accountants on Accounting and
           Financial Disclosure...............................................35

PART III
Item 10.  Directors and Executive Officers of the Registrant..................35
Item 11.  Executive Compensation..............................................35
Item 12.  Security Ownership of Certain Beneficial Owners and Management......35
Item 13.  Certain Relationships and Related Transactions......................35

PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.....36

Signatures....................................................................39

Financial Statements..........................................................41

                                     PART I

Item 1. Business

General

      Priceline.com Incorporated ("priceline.com," the "Company," "we," "us" or "our") has pioneered a unique e-commerce pricing system known as a "demand collection system" that enables consumers to use the Internet to save money on a wide range of products and services while enabling sellers to generate incremental revenue. Using a simple and compelling consumer proposition - Name Your Own Price(sm) - priceline.com collects consumer demand, in the form of individual customer offers guaranteed by a credit card, for a particular product or service at a price set by the customer. Priceline.com then either communicates that demand directly to participating sellers or accesses participating sellers' private databases to determine whether priceline.com can fulfill the customer's offer. Consumers agree to hold their offers open for a specified period of time and, once fulfilled, offers cannot be canceled. Priceline.com benefits consumers by enabling them to save money, while at the same time benefitting sellers by providing them with an effective revenue management tool capable of identifying and capturing incremental revenues. By requiring consumers to be flexible with respect to brands, sellers and product features, priceline.com enables sellers to generate incremental revenue without disrupting their existing distribution channels or retail pricing structures.

      Priceline.com believes that its unique business model can be applied to a broad range of products and services. The Company believes that this broad applicability of its business model, its first mover advantage, the strength of the priceline.com brand, its network of seller participants, its proprietary software systems and its intellectual property strategies provide it with significant competitive advantages. Priceline.com's strategy is to increase its revenues in existing products and services by improving product offerings, expand its Name Your Own Price(sm) service to new products and services and offer its services in international markets through investments in independent licensee companies.

      Priceline.com commenced its service on April 6, 1998 with the sale of leisure airline tickets and at December 31, 1999 offered services for leisure airline tickets, hotel rooms, mortgages and new automobiles. In December 1999 and February 2000, the Company launched two different rental car offerings. In the near term, the Company intends to launch a Name Your Own Price(sm) service for international and domestic long distance service. In addition, the Company's licensee, Priceline WebHouse Club, Inc., launched a Name Your Own Price(sm) service for groceries in the fourth quarter of 1999. Another licensee, Priceline Perfect Yard Sale, Inc., launched on a test basis in the first quarter of 2000 a consumer-to-consumer based Name Your Own Price(sm) service for the sale of quality used goods over the Internet.

      For the year ended December 31, 1999, priceline.com had revenues of $482.4 million. The revenues for the year ended December 31, 1999 were comprised primarily of: (1) transaction revenues representing the selling price of airline tickets and hotel rooms; (2) fee income from adaptive marketing programs offered in connection with priceline.com's product offerings; (3) ancillary revenues consisting primarily of reservation booking fees and customer processing fees; and (4) fee income from priceline.com's home financing and auto programs.

      Priceline.com was formed as a Delaware limited liability company in 1997 and was converted into a Delaware corporation in July 1998. The Company completed its initial public offering in April 1999, and its comon stock is listed on the Nasdaq National Market under the symbol "PCLN." Priceline.com recently completed the relocation of its principal corporate offices from Stamford, Connecticut to Norwalk, Connecticut.

The priceline.com Business Model

      Priceline.com has developed a unique pricing system known as a "demand collection system" that uses the information sharing and communications power of the Internet to create a new way of pricing products and services. Priceline.com creates a new balance between the interests of buyers, who are willing to accept trade-offs in order to save money, and sellers, who are prepared to generate incremental revenue by selling products at below retail prices, provided that they can do so without disrupting their existing distribution channels or retail pricing structures. Priceline.com's demand collection system allows consumers to specify the price they are prepared to pay when submitting an offer for a particular product or service within a specified range of substitutability. Priceline.com then either communicates these offers to participating sellers or accesses participating sellers' private databases to determine whether it can fulfill the customer's offer. Consumers agree to hold their offers open for a specified period of time to enable priceline.com to fulfill their offers from inventory provided by participating sellers. Once fulfilled, offers generally cannot be canceled. This system uses the flexibility of buyers to enable sellers to accept a lower price in order to sell excess inventory or capacity or increase sales velocity. Priceline.com believes that its demand collection system addresses limitations inherent in traditional seller-driven pricing mechanisms in a manner that offers substantial benefits to both buyers and sellers. The principal advantages of the priceline.com system include the following:

      o Cost Savings and Preferred Method Of Purchasing For Consumers. Priceline.com's Name Your Own Price(sm) demand collection system allows consumers to save money in a simple and compelling way. Buyers effectively trade off flexibility about brands, product features and/or sellers in return for prices that are lower than those that can be obtained at that time through traditional retail distribution channels. Priceline.com believes that in many cases, such as purchasing a new car or obtaining a home mortgage, the Internet represents a preferred method to traditional retail channels.

      o Incremental Revenue For Sellers. Sellers use priceline.com as a revenue management tool to generate incremental revenue without disrupting their existing distribution channels or retail pricing structures. Priceline.com requires consumers to be flexible with respect to brands and product features. As a result, sellers' brands are not revealed to customers prior to the consummation of a transaction, thereby protecting their brand integrity. This shielding of brand identity enables sellers to sell products and services at discounted prices without cannibalizing their own retail sales by publicly announcing discount prices and without competing against their own distributors.

      o Proprietary Seller Networks. Priceline.com assembles proprietary networks of industry leading sellers that represent high quality brands. By establishing attractive networks of seller participants with reputations for quality, scale and national presence, priceline.com fosters increased participation by both buyers and sellers.

      o Guaranteed Consumer Demand For Sellers. Each customer who makes an offer through priceline.com must guarantee his or her offer with a major credit card. The guaranteed aspect of the demand is attractive to sellers because they know that priceline.com offers them a confirmed sale.

      o Broad Applications Across Multiple Markets. In contrast to many e-commerce companies that are building brands in vertical categories or groups of related categories, priceline.com believes that its e-commerce business model has horizontal application to products and services in a wide range of industries. Priceline.com further believes that the broad applicability of the priceline.com service and the strength of the priceline.com brand afford it the opportunity to obtain substantial economies of scale and offer the potential for priceline.com to become a major new channel of distribution.

The priceline.com Strategy

      Priceline.com's objective is to continue to expand the priceline.com business and to operate priceline.com's demand collection system as a leading source for the purchase of products and services on the Internet. The key elements of priceline.com's strategy are as follows:

      o Strengthen the priceline.com Brand. The Company intends to expand consumer recognition of priceline.com as the leading consumer brand for buyer-driven commerce over the Internet. To achieve this objective, priceline.com intends to continue to pursue an aggressive brand development strategy through mass market and targeted advertising and promotions, press coverage and strong word-of-mouth support. While priceline.com is already one of the most recognized e-commerce brands among adult Americans, priceline.com believes that it can expand the public's association with the priceline.com Name Your Own Price(sm) proposition to a broad range of products and services. See "- Marketing and Brand Awareness."

      o Leverage the priceline.com Brand Over Numerous Products and Services. Priceline.com intends to continue to leverage the priceline.com brand across numerous products and services to achieve significant revenue scale and growth. In contrast to most e-commerce businesses that operate in one or two "vertical" markets, priceline.com is a "horizontal" commerce system that can benefit both buyers and sellers across a broad range of products and services. Priceline.com's strategy is to make available multiple product and service offerings at a single Web site under a common brand to take advantage of these market opportunities. Priceline.com intends to expand directly in certain vertical markets and license its business model and name to independent licensees in other markets. Priceline.com and its licensees have launched or expanded offerings in several new categories over the past twelve months and these efforts will continue. See "- Products and Services."

      o Enhance Site Functionality and Increase Consumer Usage. Priceline.com intends to continue to frequently update and enhance the features of the priceline.com service. Priceline.com continually monitors feedback from consumers and frequently adds new features to further refine and simplify the buying process. Priceline.com also receives offers by telephone and provides customer service by telephone and e-mail to assist consumers in the offer process. By continuing to increase the functionality of the service and enhance the consumer experience, priceline.com believes that it will continue to increase customer usage and loyalty.

      o Pursue International Expansion. Priceline.com believes that the international scope of the Internet and the global demand for the types of products and services available through priceline.com presents opportunities to expand its service internationally. Priceline has announced initiatives in Australia/New Zealand and Asia and intends to pursue additional overseas opportunities. See "- Products and Services - International Expansion."

Products and Services

      Priceline.com launched the priceline.com service on April 6, 1998 with the sale of leisure airline tickets. The priceline.com service now includes the sale of new automobiles, hotel room reservations, rental cars and home financing services. Priceline.com also intends to expand its product offerings to include: other leisure travel products such as cruises; time shares and vacation packages; pre-paid long distance and other telecommunications services; credit cards; and automobile, personal insurance and other financial services products. In addition, priceline.com has announced initiatives to expand the priceline.com service internationally.

      Travel Services

      Leisure Airline Tickets. Priceline.com commenced its service with the sale of leisure airline tickets. The number of airlines participating in priceline.com's airline ticket service has increased to a total of 10 domestic airlines and 20 international airlines.

      Consumers can make offers to purchase airline tickets through the priceline.com Web site or the 1-800-PRICELINE(sm) call center. The vast majority of all airline ticket requests are made through priceline.com's Web site. To make an offer, a customer specifies (1) the origin and destination of the trip,
(2) the dates on which the customer wishes to depart and return, (3) the price the customer is willing to pay and (4) the customer's valid credit card to guarantee the offer. When making an offer, consumers must agree to:

            o     fly on any major full-service airline;

            o leave at any time of day between 6 a.m. and 10 p.m.on their desired dates of departure and return;

            o purchase only round trip economy class tickets between the same two points of departure and return;

            o     accept at least one stop or connection;

            o     receive no frequent flier miles or upgrades; and

            o     accept tickets that cannot be refunded or changed.

      When priceline.com receives an offer, it determines whether to fulfill the offer based upon the available fares, rules and inventory provided to priceline.com by its participating airlines. A customer is notified whether his or her offer has been accepted within one hour. If priceline.com is able to obtain an airline ticket within the parameters specified by the customer, the customer's offer is accepted and his or her credit card is charged the offer price, plus applicable taxes, surcharges and standard processing fees, and the ticket is delivered to the customer by the delivery method specified by the customer. As with pricelines.com's other travel products, once a customer's offer for airline tickets is accepted, that offer cannot be withdrawn or cancelled.

      Hotels. In October 1998, priceline.com launched its Name Your Own Price(sm) travel service for hotel room reservations. Priceline.com's hotel room reservation service currently is available in substantially all major cities and metropolitan areas in the United States. Seller participants in the hotel room reservation service include several of the most significant national hotel chains as well as several important real estate investment trusts and independent property owners. Hotels participate by filing private discounted rates with related inventory control rules in priceline.com's private database in a central reservation system for hotel rooms. These rates generally are not available to the general public or to consolidators and other discount distributors who sell to the public.

      Priceline.com's hotel room reservation service operates in a manner similar to its airline ticket service. Consumers are required to accept certain trade-offs with respect to brands or product features in return for saving money. For example, consumers are required to accept a reservation in any hotel within a specified geographic area within a designated "class" of service (1, 2, 3, 4 or 5-star) and must accept limitations on changes and cancellations. As with the airline ticket service, the target market for priceline.com's hotel room reservation service is the leisure travel market.

      Rental Cars. Priceline.com offers two different rental car services. In December 1999, priceline.com launched its Insiders Rates(sm) service and, in February 2000, priceline.com launched its Name Your Own Price(sm) service. Priceline.com's rental car services are currently available in substantially all major United States markets. Three of the top five brand name rental car companies in the United States are seller participants in priceline.com's rental car program.

      Under priceline.com's Insiders Rates(sm) service, participating car rental companies offer priceline.com customers who have successfully purchased an airline ticket from priceline.com rates on car rentals in connection with a customer's planned travel arrangements. An offer is provided to a customer by e-mail and on priceline.com's Web site when a customer checks the status of his or her request.

      Priceline.com's Name Your Own Price(sm) rental car service operates in a manner similar to its airline ticket and hotel reservation services. Consumers can access priceline.com's Web site and select where and when they want to rent a car, what kind of car they want to rent (i.e., economy, compact, mid-size, SUV) and the price they want to pay per-day, excluding taxes, fees and surcharges. When priceline.com receives an offer, it determines whether to fulfill the offer based upon the available rates, rules and inventory. A customer is notified whether his or her offer has been accepted within one hour. If a customer's offer is accepted, priceline.com will immediately reserve the rental car, charge the customer's credit card and notify the customer of the car rental company and location providing the rental car.

      Other Travel Services. Priceline.com intends to expand its products and services within the leisure travel industry over the next two years to encompass cruises, all-inclusive resorts, time share and vacation packages.

      Home Financing Services. Priceline.com introduced its home financing service in January 1999. Under the terms of separate agreements with Alliance Partners, L.P. and LendingTree, priceline.com's financing service allows consumers to name their interest rate and points for mortgages of a specified term, including, purchase money mortgages, refinancings and home equity loans.

      Alliance relationship. Under the terms of priceline.com's agreement with Alliance Partners, which was entered into on March 17, 2000, priceline.com provides advertising and marketing support and a license of certain priceline.com intellectual property to a newly formed indirect subsidiary of Alliance Partners. This Subsidiary conducts business as a broker and/or lender of residential mortgage loans under the name "pricelinemortgage." Pursuant to an intellectual property license from priceline.com, pricelinemortgage utilizes the priceline.com Name Your Own Price(sm) business model. Pricelinemortgage is controlled by First Alliance Bank, a federally chartered savings association supervised by the Office of Thrift Supervision and a wholly owned subsidiary of Alliance Partners. Pricelinemortgage has access to the management resources and expertise of Alliance Partners and its affiliates, including Alliance Mortgage Company, a residential mortgage lender since 1962. Alliance Partners provides management services to pricelinemortgage, including the procurement of personnel and office space and assistance in obtaining regulatory approvals. Pricelinemortgage is operating in all 50 states.

      LendingTree relationship. Under priceline.com's agreement with LendingTree, priceline.com is responsible for maintaining the home financing service on the priceline.com Web site and for consumer marketing. LendingTree serves as the back-end processing system, which presents offers received through the priceline.com Web site to multiple mortgage lending institutions for consideration. There are currently more than 30 lenders participating in the home financing services through LendingTree.

      To obtain a home mortgage, refinancing or home equity loan, consumers access the priceline.com Web site and specify the amount of the loan, the term, the interest rate and the points that they are willing to pay. Customers complete a simplified loan application as part of the process of making an offer. In connection with making an offer, customers are required to guarantee with a major credit card the payment of a good-faith deposit of $200 that is applied towards closing costs. Priceline.com notifies a customer within six hours whether his or her offer has been accepted by a participating lender. Participating lenders may submit counteroffers through Priceline.com for up to one business day following the customer's offer.

      Other Financial Services Products

      Priceline.com intends to expand its products and services within the financial services industry over the next two years to include unsecured personal loans, automobile loans, credit cards and credit card balance consolidations and automobile and life insurance policies. As with its other products and services, priceline.com may expand its financial services products by entering into licensing transactions or strategic relationships with leading industry participants.

      New Car Sales

      Priceline.com introduced its new car sales service on a test basis in the New York metropolitan area in July 1998. Since that time, priceline's new automobile service has been expanded to include 26 states and the Company intends to continue domestic expansion, subject to resolution of any regulatory issues.

      Priceline.com's new car sales service accepts offers for every major brand of automobile. To purchase a new car through the priceline.com service, the customer identifies the exact vehicle desired to be purchased or leased, including the make, model and specified options, the geographic area in which the customer is willing to pick up the vehicle and the purchase price or lease price the customer is willing to pay. All sales are made through factory-authorized dealers.

      Upon receiving an offer for a new car, priceline.com transmits the customer's offer to factory authorized dealers within the specified geographic radius, without disclosing the identity of the customer. Priceline.com directs the sale to the first dealer that notifies the Company that it is willing to accept the customer's offer. Priceline.com then notifies the customer to pick up the vehicle from that dealer and the transaction is closed directly between them.

      Due to the numerous features and options on a new automobile, the range of product substitutability that consumers will accept is lower in the case of new cars than with airline tickets or hotels. As a result, a dealer that may not be able to precisely fulfill a customer's offer is permitted to make a counteroffer through priceline.com. The counteroffer may specify a different product package or price. The customer is free to accept or reject such a counteroffer. The customer also is permitted to submit an additional offer through priceline.com. Priceline.com facilitates the exchange of customer offers and dealer acceptances or counteroffers. Priceline.com does not negotiate on behalf of customers or dealers and does not represent to its customers or dealers that it is acting as an agent or broker on behalf of either party.

      Once an offer for a new car is accepted by a dealer, the consumer completes the transaction directly with the dealer and receives the same standard manufacturer's warranty and other terms that are available with respect to any new car purchased from that dealer. In most states, when a sale is completed, priceline.com is paid a $50 fee from the customer and a $200 fee from the selling dealer. In other states, the Company does not currently receive compensation from the customer or dealer as a result of regulatory restrictions. If the customer fails to consummate the transaction within a specified time period after being notified that an offer is accepted, the customer is charged a cancellation fee.

      The priceline.com new car sales service is differentiated from other Internet car sales services, which serve as lead generators for participating car dealers. Under such services, multiple dealers may contact the customer in response to the customer's inquiry to the Internet service. By contrast, priceline.com's new car sales service does not reveal the identity of the customer to the auto dealer until the dealer has accepted the customer's offer. Furthermore, in contrast to other Internet car sales services, dealers are not currently required to pay a participation fee to review offers from the priceline.com service.

      Long Distance Service. In the near term, the Company intends to launch a Name Your Own Price(sm) service for international and domestic long distance calls. The Company intends to allow consumers to name their own price for phone-to-phone international and domestic long distance calls.

      Licensees

      WebHouse Club. The Company has licensed its patented Name Your Own Price(sm) business model and affiliated trademarks and software systems to Priceline WebHouse Club, Inc., which operates an Internet-based service for groceries and other retail products. Walker Digital Corporation owns 34.1% of the outstanding capital stock of WebHouse Club and the balance is owned by certain institutional and individual investors. Priceline.com owns a warrant that entitles it to purchase up to 137.5 million shares of common stock of WebHouse Club, or 77.5% of the fully diluted equity of WebHouse Club, at an exercise price of $3.00 per share, upon the satisfaction of certain conditions. Unless and until that warrant is exercised, WebHouse Club and its financial results will not be included in priceline.com's financial statements. In connection with the WebHouse Club transaction, Walker Digital, granted to priceline.com an exclusive (in the field of retail commerce other than vending machines or restaurants) worldwide license to certain intellectual property, including patent and patent applications, useful in WebHouse Club's business. The Company exclusively sublicensed these intellectual property rights to WebHouse Club and granted to WebHouse Club an exclusive worldwide license to its buyer-driven commerce patent rights and other intellectual property for use in the sale of groceries, health and beauty items and household supplies by retailers, as well as a non-exclusive worldwide license to such intellectual property for use in Internet-based,

--------
buyer-driven commerce for the sale, by retailers, of other products or services. WebHouse Club pays priceline.com a sliding scale royalty descending from 1.0% of net revenues. In addition to the patent and technology license, priceline.com and WebHouse Club share certain information technology infrastructure, and priceline.com provides WebHouse Club with marketing and information technology services.

      Perfect Yard Sale. Priceline.com also has licensed its patented Name Your Own Price(sm) business model and affiliated trademarks to Priceline Perfect Yard Sale, Inc., a subsidiary of Walker Digital which operates a consumer-to-consumer service for the sale of quality used goods over the Internet. Walker Digital has agreed to grant priceline.com an exclusive, worldwide license to certain intellectual property including patents useful in Perfect Yard Sale's business. Under the terms of a preliminary agreement between priceline.com and Perfect Yard Sale, priceline.com granted to Perfect Yard Sale an exclusive royalty-free license to certain intellectual property licensed by Walker Digital to priceline.com, as well as to the priceline.com buyer-driven commerce patent rights and related intellectual property, and the Priceline name and associated trademarks for use in Perfect Yard Sale's business, and agreed to provide related services on a royalty-free basis pending execution of definitive documentation. Under the terms of the Perfect Yard Sale preliminary agreement, priceline.com has the right to receive a warrant to purchase a majority of the outstanding voting equity of Perfect Yard Sale on mutually agreed upon terms. Until that warrant is exercised, Perfect Yard Sale and its financial results will not be included in priceline.com's financial statements.

      International Expansion

      On February 29, 2000, priceline.com announced that it had entered into definitive agreements, to introduce priceline.com's buyer-driven e-commerce system to the residents of Australia and New Zealand. This service will be offered by a newly formed entity, MyPrice PTY Ltd ACN. Upon consummation of the transactions contemplated by the definitive agreements, which is subject to receipt of required Australian regulatory approvals, the outstanding equity of MyPrice will be owned by a consortium of Australian and international business executives and investors. MyPrice initially will offer leisure airline tickets and intends to expand into other areas, including hotels, rental cars, financial services (including credit cards, loans and insurance), telecommunications and automotive sales. Upon consummation of the transactions, priceline.com will license its business model to MyPrice and will receive an annual licensing payment from MyPrice. Priceline.com will purchase a convertible note allowing it to take a 50% interest in MyPrice under certain conditions. Unless and until that note is converted, MyPrice and its financial results will not be included in priceline.com's financial statements. MyPrice expects to launch two web sites later this year - MyPrice.com.au and MyPrice.com.nz (both powered by priceline.com).

      On January 26, 2000, the Company announced that it had entered into an agreement in principle to form an alliance with Hutchison Whampoa Limited to introduce priceline.com's buyer-driven e-commerce system to 2.6 billion consumers in China (and Hong Kong), India, Taiwan, Indonesia, Singapore, Thailand, Korea, Malaysia, the Philippines, Vietnam and certain other Asian countries. Under the terms of the agreement in principle between priceline.com and a subsidiary of Hutchison, upon execution of mutually acceptable definitive agreements, a new company will be created to launch and manage the Name Your Own Price(sm) service in Asia. The Company will license its business model to the newly created company and provide technology, marketing and operations support. Hutchison will contribute its strong brand and leverage its extensive customer base and retail network in Asia. The new company will pay priceline.com an annual licensing fee in respect of priceline.com's intellectual property and technology marketing and operation services fees. In addition, Priceline.com will purchase a convertible note allowing it to take up to a 50% interest in the new company under certain conditions. Unless and until that note is converted, the new company and its financial results will not be included in priceline.com's financial statements. Hutchison will also purchase equity securities in the new company and is also providing management services. The new company is expected to launch its first service for leisure airline tickets later this year completion of the transaction is subject to negotiation and execution of definitive agreements and certain other conditions.

      Priceline.com is continuing to pursue additional opportunities to expand its service internationally.

Adaptive Marketing Programs

      Priceline.com has developed adaptive marketing programs to help bridge the gap between consumer offers and seller prices, provide users of the priceline.com service with other desired products, and generate additional revenue for the Company. These programs also serve as an integral part of priceline.com's strategy of building customer loyalty.

      Priceline.com's adaptive marketing programs presently include two distinct initiatives. The first, which it refers to as "adaptive promotions," allows consumers to increase the amount of their offers, and thus their likelihood of success, at no additional cost by participating in sponsor promotions during the process of making a priceline.com offer. For example, a customer making an offer to buy a round-trip airline ticket can immediately have the amount of his or her offer increased (and thereby increase his or her likelihood of success) by applying online for a credit card.

      The second type of adaptive marketing program is referred to as "adaptive cross selling" and utilizes cross selling of multiple products to increase the number of successful transactions. For example, a customer whose offer for an airline ticket was marginally below acceptable levels could be offered a second related product such as a hotel room reservation or a rental car day at a combined price that provided an acceptable margin for priceline.com.

      During 1999, priceline.com added adaptive marketing partners and, as a result, reduced its dependence on any one partner. Priceline.com intends to continue to add adaptive marketing programs so that consumers have a variety of programs from which to choose and priceline.com has a diversified source of adaptive marketing revenues.

      Walker Digital owns the intellectual property rights underlying the technology associated with the Company's adaptive marketing programs. Walker Digital has licensed to the Company the right to use these intellectual property rights under a perpetual, exclusive, royalty-free license agreement. Walker Digital has pending several United States patent applications directed to different aspects of the processes and technology supporting the Company's adaptive marketing programs.

Marketing and Brand Awareness

      Priceline.com has established itself as a leading e-commerce brand through an aggressive marketing and promotion campaign. During fiscal year 1999, priceline.com incurred $79.6 million for sales and marketing expense. It intends to continue to pursue an aggressive marketing strategy designed to promote brand awareness and the concept that consumers can save money on a wide range of products and services through priceline.com. Underlying priceline.com's marketing strategy is the Company's belief that its target market is all consumers, not just Internet-savvy consumers. Substantially all of such spending has been for television, radio and newspaper advertising. Priceline.com's campaign features the actor William Shatner as its spokesperson.

      Priceline.com supplements its paid advertising and promotion with targeted media coverage. Priceline.com has been featured in hundreds of news stories in national publications such as The New York Times, The Wall Street Journal and USA Today, reflecting the intuitive appeal of the priceline.com business model and its strong word-of-mouth support. In addition, priceline.com engages in grass roots marketing such as promotional events on college campuses and co-promotions with popular media such as MTV.

Competition

      Priceline.com competes with both online and traditional sellers of the products and services offered on priceline.com. The market for selling products and services over the Internet is new, rapidly evolving and intensely competitive. Current and new competitors can launch new sites at a relatively low cost. In addition, the traditional retail industry for the products and services priceline.com offers is intensely competitive.

      Priceline.com currently or potentially competes with a variety of companies with respect to each product or service it offers. With respect to travel products, these competitors include:

            o     Internet travel agents such as Microsoft's Expedia;

            o     traditional travel agencies;

            o consolidators and wholesalers of airline tickets and other travel products, including online consolidators such as Cheaptickets.com;

            o individual or groups of airlines, hotels, rental car companies, cruise operators and other travel service providers; and

            o operators of travel industry reservation databases such as Worldspan and Sabre.

      Priceline.com's current or potential competitors with respect to new automobiles include traditional and online auto dealers, including newly developing auto super stores such as AutoNation, Auto-by-Tel and Microsoft's CarPoint.

      With respect to financial service products, priceline.com's competitors include:

            o     banks and other financial institutions;

            o online and traditional mortgage and insurance brokers, including mortgage.com, Quicken Mortgage, E-Loan and iOwn, Inc.; and

            o     insurance companies.

      Priceline.com's current or potential competitors with respect to rental cars include, among others, rental car companies and traditional and online travel agencies and travel service providers.

      With respect to long distance services, priceline.com's potential competitors include long distance providers, local exchange providers that may be entering the long distance market and Internet Protocol telephone services.

      Priceline.com potentially faces competition from a number of large Internet companies and services that have expertise in developing online commerce and in facilitating Internet traffic, including Amazon.com, America Online, Microsoft and Yahoo!, who could choose to compete with priceline.com either directly or indirectly through affiliations with other e-commerce or offline companies. Other large companies with strong brand recognition, technical expertise and experience in Internet commerce could also seek to compete with priceline.com. The Company also believes that a number of airlines intend to invest in and offer discount airfares and travel services through a site or sites to be established and similar steps may be under consideration by certain hotel companies and travel service providers. Competition from these and other sources could have a material adverse effect on priceline.com's business, results of operations and financial condition.

      Priceline.com believes that the principal competitive factors in its markets are brand recognition, price, Web site accessibility, ability to fulfill offers, customer service, reliability of delivery, ease of use, and technical expertise and capabilities. Many of priceline.com's current and potential competitors, including Internet directories and search engines and large traditional retailers, have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing, technical and other resources than priceline.com. Some of these competitors may be able to secure products and services on more favorable terms than priceline.com. In addition, many of these competitors may be able to devote significantly greater resources to: (1) marketing and promotional campaigns, (2) attracting traffic to their Web sites, (3) attracting and retaining key employees, (4) securing vendors and inventory and (5) Web site and systems development.


      Increased competition could result in reduced operating margins and loss of market share and could damage priceline.com's brand. There can be no assurance that priceline.com will be able to compete successfully against current and future competitors or that competition will not have a material adverse effect on priceline.com's business, results of operations and financial condition.

Operations and Technology

      Priceline.com's business is supported by a state of the art systems platform, which was designed with an emphasis on scalability, performance and reliability. Priceline.com's core demand collection and offer processing systems are proprietary to priceline.com. The software platform and architecture are built on server-side Java, C++, and ISO standard SQL scripts integrated with an Oracle relational database system. This internal platform was designed to include open application protocol interfaces that can provide real-time connectivity to vendors in the range of industries in which priceline.com operates. These include large global inventory systems, such as airline and hotel room reservation systems and financial service providers, as well as individual inventory suppliers, such as auto dealers, individual hotels and hard goods merchants. Priceline.com's Internet servers utilize Verisign digital certificates to help it conduct secure communications and transactions.

      Priceline.com out-sources most of its call center and customer service functions, and uses a real-time interactive voice response system with transfer capabilities to its call centers and customer service centers in Norwalk, Connecticut, Boston, Massachusetts, Columbus, Ohio, and Salt Lake City, Utah.

      Priceline.com's systems infrastructure, Web and database servers are hosted at Exodus Communications, Inc. in Jersey City, New Jersey, which provides communication lines from multiple providers including UUNet and AT&T, as well as 24-hour monitoring and engineering support. Exodus has its own generator and multiple back-up systems in Jersey City. Priceline.com also maintains an uninterruptible power supply system and generator and redundant servers at its Stamford, Connecticut site to provide service capability if the Exodus site fails.

      Priceline.com also offers phone service through its toll-free number, 1-800-PRICELINE(sm), which allows consumers who do not have access to a computer to phone in their orders. In addition, consumers who choose not to transmit their credit card information via the Internet have the option of submitting their credit card information through the phone service. Priceline.com also uses its toll-free number to provide customer service. Because priceline.com is an Internet business, it intends to phase out its telephone ordering and credit card submission services over time and, in the future, will use its toll-free number only to provide customer service.

Intellectual Property

      Priceline.com currently holds four issued United States patents, Nos. 5,794,207, 5,797,127, 5,897,620 and 6,041,308, over 25 pending United States patent applications and corresponding pending international patent applications. Priceline.com files additional patent applications on new inventions, as appropriate.

      While priceline.com believes that its issued patents and pending patent applications help to protect the priceline.com business, there can be no assurance that

            o any patent can be successfully defended against challenges by third parties;

--------

            o the pending patent applications will result in the issuance of patents;

            o competitors or potential competitors of priceline.com will not devise new methods of competing with the Company that are not covered by priceline.com's patents or patent applications;

            o because of variations in the application of our business model to each of our products and services, our patents will be effective in preventing one or more third parties from utilizing a copycat business model to offer the same product or service in one or more categories;

            o new prior art will not be discovered which may diminish the value of or invalidate an issued patent; or

            o a third party will not have or obtain one or more patents that prevent priceline.com from practicing features of its business or will require priceline.com to pay for a license to use those features.

      There has been recent discussion in the press regarding the examination and issuance of so called "business-method" patents. As a result, the United States Patent and Trademark Office has indicated that it intends to intensify the review process applicable to such patent applications. The new procedures are not expected to have a direct effect on patents already granted. Priceline.com can not anticipate what affect, if any, the new process will have on the Company's pending patent applications.

      Priceline.com has been notified that a third-party patent applicant has challenged its U.S. Patent No. 5,794,207 patent by attempting to provoke an interference action in the United States Patent and Trademark Office. See "- Legal Proceedings."

      Walker Digital owns certain intellectual property rights associated with the business of WebHouse Club that have been licensed exclusively to priceline.com in the field of buyer-driven commerce (other than vending machines or restaurants) which, in turn, sublicensed such rights to WebHouse Club for use in its business. Walker Digital also owns certain intellectual property rights associated with the business of Perfect Yard Sale. In a preliminary agreement, Walker Digital has agreed to license such rights exclusively to priceline.com in the field of buyer-driven commerce which, in turn, will be sublicensed to Perfect Yard Sale for use in its business. See "- Products and Services - Licensees."

      Walker Digital owns the intellectual property rights underlying the technology associated with priceline.com's adaptive marketing programs. Walker Digital has licensed to priceline.com the right to use these intellectual property rights. Walker Digital has several pending United States patent applications directed to different aspects of the processes and technology supporting adaptive marketing programs.

      Priceline.com seeks to protect its copyrights, service marks, trademarks, trade dress and trade secrets through a combination of laws and contractual restrictions, such as confidentiality agreements. For example, priceline.com attempts to register its trademarks and service marks in the United States and internationally. However, effective trademark, service mark, copyright and trade secret protection may not be available in every country in which priceline.com's services are made available online. See "- Additional Factors That May Affect Future Results -Our Success Depends on Our Ability to Protect Our Intellectual Property." A third party has sued priceline.com for, among other things, misappropriation of trade secrets. See "Legal Proceedings."

      Priceline.com currently owns the Internet domain name "priceline.com" in the United States. Domain names are generally regulated by Internet regulatory bodies. The relationship between trademark and similar laws and domain name registration is evolving, including passage during 1999 of the Anti-Cybersquatting Consumer Protection Act, which significantly enhances the ability to prevent incorporation by third parties of trademarks into domain names. Priceline.com actively pursues infringers who improperly incorporate its trademarks into domain names, as appropriate, to maintain and enhance the strength of its trademarks. See "- Additional Factors That May Affect Future Results - Our Success Depends On Our Ability To Protect Our Intellectual Property."

Governmental Regulation

      The products and services provided by the Company are subject to various federal, state and local regulations. For example, the Company's travel service is subject to laws governing the offer and/or sale of travel services as well as laws requiring the Company to register as a "seller of travel." With respect to the Company's new car sales service, the Company is subject to regulations governing the registration and conduct of automobile dealers and brokers. In connection with the Company's plans to expand its new car sales service domestically, the Company may be required to register as an automobile dealer/broker in each applicable jurisdiction. However, the Company may be unable to expand to those jurisdictions that require dealer/brokers to maintain a dealer lot zoned for automobiles, obtain a franchise agreement with automobile manufacturers, or other related requirements. The Company will consider variations to its business model to address regulatory issues or offer its services without compensation pending resolution of any regulatory issues.

      The Company is also subject to laws governing the licensing and conduct of persons providing mortgage brokerage services. Such laws typically require certain consumer protection disclosures and loan solicitation procedures. For example, the Real Estate Settlement Procedures Act prohibits the payment and receipt of mortgage loan referral fees, and permit persons to be compensated only for the fair market value of non-referral services. Accordingly, the Company has structured its home financing services such that it provides non-referral services such as Web site development and advertising to a licensed mortgage broker who, in turn, provides the back-end processing of the loan referrals. Although the mortgage broker compensates the Company only for the fair market value of its non-referral services, it is possible that governmental authorities could scrutinize the compensation agreement under the Real Estate Settlement Procedures Act or enact new legislation that might limit or prohibit the Company's present arrangement.

      All of the Company's services are subject to federal and state consumer protection laws and regulations prohibiting unfair and deceptive trade practices. The Company is also subject to regulations applicable to businesses conducting online commerce. Today there are relatively few laws specifically directed toward online services. However, due to the increasing popularity and use of the Internet and online services, it is possible that laws and regulations will be adopted with respect to the Internet or online services. These laws and regulations could cover issues such as online contracts, user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain, but any such new legislation could have a material adverse effect on the Company's business, operating results and financial condition. In addition, some states may require the Company to qualify in that state to do business as a foreign corporation because the Company's service is available in that state over the Internet. Although the Company is qualified to do business in a number of states, failure to meet the qualifications of certain states could subject the Company to taxes and penalties.

      As the Company expands its international presence, it will also be subject to various foreign regulations and governing bodies that might limit the Company's products and services. Likewise, the Company may be subject to unexpected changes in regulatory requirements and various tariffs and trade barriers in connection with online commerce. While the Company's licensees will generally be responsible for complying with applicable regulations, any failure on their part to comply may have an adverse effect on the Company.

Employees

      As of March 10, 2000, the Company employed approximately 373 full-time employees. Priceline.com also employs independent contractors to support its customer service and system support functions.

--------

      Priceline.com has never had a work stoppage and its employees are not represented by any collective bargaining unit. It considers its relations with its employees to be good. Priceline.com's future success will depend, in part, on its ability to continue to attract, integrate, retain and motivate highly qualified technical and managerial personnel, for whom competition is intense.

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

      We Are Not Profitable and Expect to Continue to Incur Losses

      As of December 31, 1999, we had an accumulated deficit of $1.18 billion, of which $1.07 billion related to certain non-cash charges arising from equity issuances to a number of participating airlines, our chief executive officer and other parties, which was partially offset by $188.8 million of income representing the amount of estimated fair value of warrants received by us in connection with our relationship with our licensee WebHouse Club. We have not achieved profitability and expect to continue to incur losses. The principal causes of our losses are likely to continue to be significant brand development costs, marketing, personnel and promotion costs and technology and systems development costs.

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

      We Are Dependent on Adaptive Marketing Programs

      Our adaptive marketing programs permit consumers to increase the amount of their offers at no additional cost by participating in sponsor promotions during the process of making an offer through the priceline.com service. The fees paid to us by sponsors offering the promotions generate significant revenues. Since these fees historically have involved no direct costs, they have had a disproportionately positive impact on our gross profit margins. A significant reduction in consumer acceptance of our adaptive marketing programs, significantly increased costs that we may incur in connection with adaptive marketing programs, reductions in fees paid to us in connection with such programs or any material decline in such programs could result in a material reduction in our revenues and our gross profit. We may not be able to replace such revenues through other programs or through product sales.

      We cannot guarantee that any of our adaptive marketing programs will continue beyond their initial terms or, even if continued, that they will be successful, or if additional adaptive marketing programs will be initiated. If such programs are not successful, our gross profit and results of operations could be adversely affected.

      Potential Fluctuations in Our Financial Results Makes Financial Forecasting Difficult

      We expect our revenues and operating results to vary significantly from quarter to quarter. As a result, quarter to quarter comparisons of our revenues and operating results may not be meaningful. In addition, due to our limited operating history and our new and relatively unproven business model, we cannot predict our future revenues or results of operations accurately. It is likely that in one or more future quarters our operating results will fall below the expectations of securities analysts and investors. If this happens, the trading price of our common stock would almost certainly be materially and adversely affected.

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

      Our limited operating history and rapid growth makes it difficult for us to assess the impact of seasonal factors on our business. Nevertheless, we expect our business to be subject to seasonal fluctuations, reflecting a combination of seasonality trends for the products and services offered by the priceline.com service and seasonality patterns affecting Internet use. For example, with regard to our travel products, demand for leisure travel may increase over summer vacations and holiday periods, while Internet usage may decline during the summer months. Our results also may be affected by seasonal fluctuations in the inventory made available to the priceline.com service by participating sellers. Airlines, for example, typically enjoy high demand for tickets through traditional distribution channels for travel during Thanksgiving and the year-end holiday period. As a result, during those periods, less excess airline ticket inventory would be available to priceline.com. Our business also may be subject to cyclical variations for the products and services offered; for example, leisure travel and home mortgage financing tend to decrease in economic downturns.

      We Are Dependent On the Airline Industry and Certain Airlines

      Our near term, and possibly long term, prospects are significantly dependent upon our sale of leisure airline tickets. Sales of leisure airline tickets represented a substantial majority of total revenue for the year ended December 31, 1999. Leisure travel, including the sale of leisure airline tickets, is dependent on personal discretionary spending levels. As a result, sales of leisure airline tickets and other leisure travel products tend to decline during general economic downturns and recessions. Unforeseen events, such as political instability, regional hostilities, increases in fuel prices, travel-related accidents and unusual weather patterns also may adversely affect the leisure travel industry. As a result, our business also is likely to be affected by those events. Significantly reducing our dependence on the airline and travel industries is likely to take a long time and there can be no guarantee that we will succeed in reducing that dependence.

      Sales of airline tickets from priceline.com's six largest airline suppliers accounted for approximately 93% of airline ticket revenue for the year ended December 31, 1999. As a result, currently we are substantially

--------
dependent upon the continued participation of these airlines in the priceline.com service in order to maintain and continue to grow our total airline ticket revenues. We currently have 30 participating airlines. However, our airline participation agreements:

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

      Our agreement with Delta contains certain restrictions relating to the terms of participation in our service by other carriers and the circumstances under which we may transfer or license our intellectual property to other travel providers. It is possible that, as the priceline.com service grows and becomes a significant channel of distribution for airline tickets and as other carriers seek participation in the priceline.com service, these competitively restrictive provisions of the Delta agreement could raise issues under federal and state antitrust laws. If that happened, either a federal or state government agency or private party could initiate litigation seeking to enjoin us and Delta from enforcing these provisions or seeking to collect treble damages. The outcome of any such litigation would be uncertain. If, however, such a lawsuit resulted in an injunction or subjected us to damages, our business and financial condition could suffer.

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

      Our Business Model is Novel and Relatively Unproven

      The priceline.com service is based on a novel and relatively unproven business model. We will be successful only if consumers and sellers actively use the priceline.com service. Prior to the launch of the priceline.com service, consumers and sellers had never bought and sold products and services through a demand collection system over the Internet. Therefore, it is impossible to predict the degree to which consumers and sellers will use the priceline.com service.

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

      We Need to Sell New Products and Services

      We are unlikely to make significant profits unless we continue to make new or complementary products and services and a broader range of existing products and services available through the priceline.com service or through services provided by our licensees. We will incur substantial expenses and use significant resources in trying to continue to expand the type and range of the products and services that we offer. However, we may not be able to attract sellers, other participants and licensees to provide such products and services or consumers to purchase such products and services through the priceline.com service. In addition, if we or our licensees launch new products or services that are not favorably received by consumers, our reputation and the value of the priceline.com brand could be damaged.

      The great majority of our experience to date is in the travel industry. The travel industry is characterized by "expiring" inventories. For example, if not used by a specific date, an airline ticket, hotel room reservation or rental car reservation has no value. The expiring nature of the inventory creates incentives for airlines, hotels and rental car companies to sell seats, hotel room reservations or rental car reservations at reduced rates. Because we have only limited experience in selling "non- expiring" inventories on the priceline.com service, such as new cars or financial services, we cannot predict whether the priceline.com business model can be successfully applied to such products and services.

      New Businesses We Are Evaluating May Not Be Successful

      We intend to expand our current Name Your Own Price(sm) business model into other areas of e-commerce and to other regions, directly and through licensees. We recently licensed our name and business model to WebHouse Club, a privately held independent start-up company affiliated with Walker Digital for use in a business that enables consumers to use the Internet to identify the purchase terms for groceries and other retail merchandise which they would subsequently pick up from participating retailers. We also recently entered into a similar preliminary licensing arrangement with Perfect Yard Sale, another privately held independent start-up company affiliated with Walker Digital for use in a consumer-to-consumer business in which buyers would make conditional purchase offers to acquire goods from other consumers. In addition, we have licensed our name and business model to Alliance Partners in connection with our home financing services. We also have entered into, and intend to continue to enter into, similar licensing arrangements with third parties in connection with international expansion of the priceline.com service. These new businesses typically incur start-up costs and operating losses and, may not be successful. If these new businesses are not favorably received by consumers, the association of our brand name and business model with these new entities may adversely affect our business and reputation and may dilute the value of our brand name. In addition, to the extent that we need to service these licensees, our core business may suffer. Moreover, expansion of our core business model will expose us to additional risks not currently applicable to our existing operations. The additional risks associated with the expansion of our core business could have a material adverse effect on our business generally. In addition, as we expand our business model to other areas of e-commerce, these new businesses will face competition from established providers in those areas.

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

      Since our formation in July 1997, we have expanded from 10 to 373 full-time employees as of March 10, 2000. We also have employed many key personnel since our launch in April 1998, including our Chairman and Chief Executive Officer, our President and Chief Operating Officer, our Senior Executive Vice President Stategy, Planning and Administration and Chief Financial Officer, our Executive Vice President and General Counsel, our Executive Vice President and Chief Marketing Officer, and a number of key managerial, marketing, planning, financial, technical and operations personnel. We expect to continue to add additional key personnel in the near future. We do not have "key person" life insurance policies on any of our key personnel.

      We believe our performance is substantially dependent on:

            o our ability to retain and motivate our senior management and other key employees; and

            o our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, marketing and customer service personnel.

      We Rely on Third-Party Systems

        We rely on certain third-party computer systems or third-party service providers, including the computerized central reservation systems of the airline and hotel industries to satisfy demand for airline tickets and hotel room reservations. Any interruption in these third-party services, or a deterioration in their performance, could be disruptive to our business. Our agreements with third-party service providers are terminable upon short notice. In the event our arrangement with any of such third parties is terminated, we may not be able to find an alternative source of systems support on a timely basis or on commercially reasonable terms.

      Intense Competition Could Reduce Our Market Share and Harm Our Financial Performance

      The markets for the products and services offered on the priceline.com service are intensely competitive. We compete with both traditional distribution channels and online services. Increased competition could diminish our ability to become profitable or result in loss of market share and damage the priceline.com brand. See "- Competition."

      Our Success Depends on Our Ability to Protect Our Intellectual Property

      We have developed what we believe is a comprehensive program for securing and protecting rights in patentable inventions, trademarks, trade secrets and copyrightable materials. If we are not successful in protecting our intellectual property, there could be a material adverse effect on our business. See "- Intellectual Property" and "Legal Proceedings."

      Legal Proceedings

      We have received a copy of a Petition for Interference that requests the United States Patent and Trademark Office to declare an "interference" between a patent filed by a third party describing an electronic market for used and collectible goods and our U.S. Patent No. 5,794,207. We also are a party to other legal proceedings described in Item 3 - "Legal Proceedings." An adverse outcome in any of the actions described in Item 3 could have a material adverse effect on our business. See "Legal Proceedings."

      The Success of Our Business Will Depend on Continued Growth of Internet Commerce

      The market for the purchase of products and services over the Internet is a new and emerging market. As an Internet commerce business, our future revenues and profits are substantially dependent upon the widespread acceptance and use of the Internet and other online services as a medium for commerce by consumers and sellers. If widespread acceptance and growth of Internet use does not occur, our business and financial performance will suffer. Rapid growth in the use of and interest in the Internet and other online services is a recent phenomenon. This growth may not continue. A sufficiently broad base of consumers may not adopt, or continue to use, the Internet as a medium of commerce. Demand for and market acceptance of recently introduced products and services over the Internet are subject to a high level of uncertainty, and there are few proven products and services. For us to grow, consumers who historically have purchased through traditional means of commerce, such as a travel agent for airline tickets or a branch of a bank for home financings, will need to elect to purchase online products and services. Sellers of products and services will need to adopt or expand use of the Internet as a channel of distribution.

      The Internet has experienced, and is expected to continue to experience, significant growth in the number of users and amount of traffic. Our success will depend upon the development and maintenance of the Internet's infrastructure to cope with this increased traffic. This will require a reliable network backbone with the necessary speed, data capacity and security, and the timely development of complementary products, such as high-speed modems, for providing reliable Internet access and services.

      The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure and could face such outages and delays in the future. Outages and delays are likely to affect the level of Internet usage generally, as well as the processing of transactions on the priceline.com Web site. It is unlikely that the level of orders lost in those circumstances could be made up by increased phone orders. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards to handle increased levels of activity or due to increased government regulation. The adoption of new standards or government regulation may, however, require us to incur substantial compliance costs.

Capacity Constraints and System Failures Could Harm Our Business

      If our systems cannot be expanded to cope with increased demand or fail to perform, we could experience:

o     unanticipated disruptions in service;

o     slower response times;

o     decreased customer service and customer satisfaction; or

o     delays in the introduction of new products and services;

any of which could impair our reputation, damage the priceline.com brand and materially and adversely affect our revenues. Publicity about a service disruption also could cause a material decline in our stock price.

      We use internally developed systems to operate the priceline.com service, including transaction processing and order management systems that were designed to be scalable. However, if the number of users of the priceline.com service increases substantially, we will need to significantly expand and upgrade our technology, transaction processing systems and network infrastructure. We do not know whether we will be able to accurately project the rate or timing of any such increases, or expand and upgrade our systems and infrastructure to accommodate such increases in a timely manner.

      Our ability to facilitate transactions successfully and provide high quality customer service also depends on the efficient and uninterrupted operation of our computer and communications hardware systems. The priceline.com service has experienced periodic system interruptions, which we believe will continue to occur from time to time. Our systems and operations also are vulnerable to damage or interruption from human error, natural disasters, power loss, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. While we currently maintain redundant servers at our Stamford, Connecticut premises to provide limited service during system disruptions at our production, we do not have fully redundant systems, a formal disaster recovery plan or alternative providers of hosting services. In addition, we do not carry sufficient business interruption insurance to compensate for losses that could occur. Any system failure that causes an interruption in service or decreases the responsiveness of the priceline.com service could impair our reputation, damage our brand name and materially adversely affect our revenues.

      We May Not Be Able to Keep Up with Rapid Technological and Other Changes

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

      We incur substantial expense to protect against and remedy security breaches and their consequences. However, we cannot guarantee that our security measures will prevent security breaches. A party that is able to circumvent our security systems could steal proprietary information or cause significant interruptions in our operations. For instance, several major Web sites recently experienced significant interruptions as a result of improper direction of excess traffic to those sites. Security breaches also could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our insurance policies carry low coverage limits, which may not be adequate to reimburse us for losses caused by security breaches.

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

      o lack of success in the expansion of our business model horizontally or geographically;

      o announcements by third parties of significant claims or proceedings against us or adverse developments in pending proceedings;

      o     additions or departures of key personnel; and

      o     stock market price and volume fluctuations.

      Sales of a substantial number of shares of our common stock could adversely affect the market price of our common stock by introducing a large number of sellers to the market. Given the volatility that exists for our shares, such sales could cause the market price of our common stock to decline.

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

      Our Business is Subject to Tax Uncertainties

      Potential Federal Air Transportation Tax on Airline Ticket Sales. A Federal transportation tax is imposed upon the sale of airline tickets. The tax is based on a percentage of the cost of transportation, which was 9% for periods prior to October 1, 1998, 8% for the period October 1, 1998 through September 30, 1999 and 7.5% thereafter. The Company has historically interpreted the tax regulations as requiring that the tax be computed based on the amount charged by the airline to the Company for the airline ticket and the Company's participating airlines have collected and remitted the tax based on this amount. The Company applied for a ruling from the Internal Revenue Service confirming this interpretation. In December 1999, the Internal Revenue Service indicated to the Company that it was unlikely that a favorable ruling would be issued. The Company subsequently withdrew its ruling request because of the uncertainty of the outcome. Because the Company anticipated the possibility of an adverse ruling on this issue, the Company accrued approximately $1.9 million relating to the balance of the tax liability for tickets sold prior to that date. The Company believes this accrual to be adequate, but there can be no assurance as to the final outcome because a formal ruling has not been issued by the Internal Revenue Service.

      State Taxes. We file tax returns in such states as required by law based on principles applicable to traditional businesses. In addition, we do not collect sales or other similar taxes in respect of transactions conducted through the priceline.com service (other than the federal air transportation tax referred to above). However, one or more states could seek to impose additional income tax obligations or sales tax collection obligations on out-of-state companies, such as ours, which engage in or facilitate online commerce. A number of proposals have been made at state and local levels that could impose such taxes on the sale of products and services through the Internet or the income derived from such sales. Such proposals, if adopted, could substantially impair the growth of e-commerce and adversely affect our opportunity to become profitable.

      Legislation limiting the ability of the states to impose taxes on Internet-based transactions has been enacted by the United States Congress. However, this legislation, known as the Internet Tax Freedom Act, imposes only a three-year moratorium, which commenced October 1, 1998 and ends on October 21, 2001, on state and local taxes on (1) electronic commerce where such taxes are discriminatory and (2) Internet access unless such taxes were generally imposed and actually enforced prior to October 1, 1998. It is possible that the tax moratorium could fail to be renewed prior to October 21, 2001. Failure to renew this legislation would allow various states to impose taxes on Internet-based commerce. The imposition of such taxes could adversely affect our ability to become profitable.

      Regulatory and Legal Uncertainties Could Harm Our Business

      The products and services we offer through the priceline.com service are regulated by federal and state governments. Our ability to provide such products and services is and will continue to be affected by such regulations. The implementation of unfavorable regulations or unfavorable interpretations of existing regulations by courts or regulatory bodies, could require us to incur significant compliance costs, cause the development of the affected markets to become impractical and otherwise adversely affect our financial performance. See "-Government Regulation."

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      Sections of this Annual Report on Form 10-K, including the "Management's Discussion and Analysis of Financial Condition and Results of Operations", and the descriptions of the Company's business, contain forward- looking statements. In some cases, readers can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of such terms or other comparable terminology. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the factors described in "- Additional Factors That May Affect Future Results." We undertake no duty to update any of the forward-looking statements, whether as a result of new information, future events or otherwise.

Item 2. Properties

      Priceline.com's executive, administrative and operating offices are located in approximately 140,510 square feet of leased office space located in Norwalk, Connecticut and 10,000 square feet of leased office space located in Stamford, Connecticut. Priceline.com is subleasing the Stamford office space from Walker Digital on a month-to-month basis. Priceline.com also has guaranteed Walker Digital's obligations under a lease of office space in New York City that is used by both companies. Priceline.com anticipates that it will require additional space within the next 12 months to accommodate its anticipated growth.

      The Company did not own any real estate as of March 31, 2000.

Item 3. Legal Proceedings

      Legal Proceedings

      On January 6, 1999, priceline.com received notice that a third-party patent applicant and patent attorney, Thomas G. Woolston, purportedly had filed in December 1998 with the United States Patent and Trademark Office a request to declare an interference between a patent application filed by Woolston and priceline.com's U.S. Patent No. 5,794,207. Priceline.com currently is awaiting information from the Patent Office regarding whether it will initiate an interference proceeding.

      On January 19, 1999, Marketel International Inc., a California corporation, filed a lawsuit against priceline.com, among others. On February 22, 1999, Marketel filed an amended and supplemental complaint. The amended complaint filed by Marketel alleges causes of action for, among other things, misappropriation of trade secrets, breach of contract, conversion, breach of confidential relationship, copyright infringement, fraud, unfair competition and false advertising, and seeks injunctive relief and damages in an unspecified amount. In its amended complaint, Marketel alleges, among other things, that the defendants conspired to misappropriate Marketel's business model, which allegedly was provided in confidence approximately ten years ago. The amended complaint also alleges that four former Marketel employees are the actual sole inventors or co-inventors of U.S. Patent No. 5,794,207 which was issued on August 11, 1998 and has been assigned to priceline.com. Marketel asks that the patent's inventorship be corrected accordingly.

--------

      On February 5 and February 10, 1999, the Company filed its answer and amended answer, respectively, to the amended complaint, in which it denied the material allegations of liability in the complaint. The cause of action is currently pending against priceline.com and Priceline Travel, Inc. under the caption Marketel International, Inc. v. Priceline.com, et al., No. C-99-1061 (N.D. Cal. 1999). Priceline.com and all other defendants strongly dispute the material legal and factual allegations contained in Marketel's amended complaint and believe that the amended complaint is without merit. Priceline.com intends to defend vigorously against the action. Pursuant to the indemnification obligations contained in the Purchase and Intercompany Services Agreement with Walker Digital, Walker Digital has agreed to indemnify, defend and hold harmless priceline.com for damages, liabilities and legal expenses incurred in connection with the Marketel litigation.

      On October 13, 1999, priceline.com filed a complaint in the United States District Court for the District of Connecticut under the caption Priceline.com Incorporated v. Microsoft Corporation and Expedia, Inc., No. 399CV1991 (AWT) alleging that Microsoft Corporation and Expedia, Inc., a subsidiary of Microsoft Corporation, infringe priceline.com's U.S. Patent No. 5,794,207 by operating the defendants' "Hotel Price Matcher" service, and that the defendants' conduct toward priceline.com violated the Connecticut Unfair Trade Practices Act. On December 20, 1999, defendants moved the Court to dismiss the complaint for failure to name a necessary party, Marketel. On March 21, 2000, the presiding judge stated that he intends to deny defendants' motion to dismiss, and that a decision will be forthcoming. On December 23, 1999, the Court granted priceline.com's motion to supplement the complaint to expressly include defendants' "Flight Price Matcher" service. In the lawsuit, priceline.com is seeking declaratory relief, permanent injunctive relief and actual and punitive damages.

      From time to time the Company has been and expects to continue to be subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of third-party intellectual property rights by the Company. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

      The Company is unable to predict the outcome of the legal proceedings referred to above.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted for a vote of stockholders of the Company during the fourth quarter of the year ended December 31, 1999.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

Price Range of Common Stock

      Priceline.com's common stock has been quoted on the Nasdaq National Market under the symbol "PCLN" since priceline.com's initial public offering on March 29, 1999. Prior to such time, there was no public market for the common stock of priceline.com. The following table sets forth, for the periods indicated, the high and low closing sales prices per share of the common stock as reported on the Nasdaq National Market:

1999                                                         High         Low

First Quarter (from March 29, 1999) ..................     $ 82.875     $ 69.00

Second Quarter .......................................      162.375       59.875

Third Quarter ........................................      112.00        55.625

Fourth Quarter .......................................       76.875       46.750

Dividend Policy

      Priceline.com has not declared or paid any cash dividends on its capital stock since its inception and does not expect to pay any cash dividends for the foreseeable future. Priceline.com currently intends to retain future earnings, if any, to finance the expansion of its business.

Holders

      As of March 17, 2000, there were approximately 476 stockholders of record of priceline.com's common stock, although the Company believes that there is a significantly larger number of beneficial owners.

Use of Proceeds of Initial Public Offering

      On April 1, 1999, priceline.com completed an initial public offering in which it sold 10,000,000 shares of its common stock. The managing underwriters in the offering were Morgan Stanley & Co., Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, BancBoston Stephens Inc. and Donaldson Lufkin & Jenrette Securities Corporation. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Reg. No. 333-69657) that was declared effective by the Securities and Exchange Commission on March 29, 1999. All 10,000,000 shares of common stock registered under the Registration Statement were sold at a price of $16.00 per share for gross proceeds of $160.0 million. Offering proceeds to priceline.com, net of approximately $11.2 million in aggregate underwriter discounts and commissions and $4.5 million in other related expenses, were approximately $144.3 million.

      Net offering proceeds received on April 1, 1999 from the initial public offering were used for general corporate purposes, including working capital to fund anticipated operating losses, expenses associated with its advertising campaigns, brand-name promotions and other marketing efforts and capital expenditures. Priceline.com also may use a portion of the net proceeds, currently intended for general corporate purposes, to acquire or invest in businesses, technologies, products or services, although no specific acquisitions are planned and no portion of the net proceeds has been allocated for any acquisition. None of the net offering proceeds of priceline.com have been paid directly or indirectly to any director, officer, general partner of priceline.com or their associates, persons owning 10% or more of any class of priceline.com's equity securities, or an affiliate of priceline.com other than compensation to and other related arrangements with officers of priceline.com in the ordinary course of business and payments that were made in the ordinary course of business to Walker Digital Corporation pursuant to a reciprocal services arrangement.

Item 6. Selected Financial Data

                             SELECTED FINANCIAL DATA

      The selected financial data presented below are derived from the financial statements of the Company, and should be read in connection with those statements, which are included herein. All share and per share amounts have been retroactively adjusted to reflect the 1.25:1 stock split during 1999.

                                                                                                                          July 18,
                                                                               Year Ended December 31,                (inception) to
                                                                          ----------------------------------            December 31,
                                                                              1999                  1998                    1997
                                                                          -----------            -----------            -----------
                                                                                   (In thousands, except per share amounts)
Statement of Operations Data:
Revenues ......................................................           $   482,410            $    35,237
Cost of revenues:
  Product costs ...............................................               423,056                 33,496
  Supplier warrant costs ......................................                 1,523                  3,029
                                                                          -----------            -----------
      Total cost of revenues ..................................               424,579                 36,525
                                                                          -----------            -----------
Gross profit ..................................................                57,831                 (1,288)
                                                                          -----------            -----------
Operating expenses:
  Warrant costs, net ..........................................               998,832                 57,979
  Sales and marketing .........................................                79,577                 24,388            $       441
  General and administrative (including $1,812 of
    option payroll taxes in 1999) .............................                27,609                 18,004                  1,012
  Systems and business development ............................                14,023                 11,132                  1,060
                                                                          -----------            -----------            -----------
      Total operating expenses ................................             1,120,041                111,503                  2,513
                                                                          -----------            -----------            -----------
  Operating loss ..............................................            (1,062,210)              (112,791)                (2,513)
  Other income (expense) ......................................                 7,120                    548
                                                                          -----------            -----------            -----------
  Net loss ....................................................            (1,055,090)              (112,243)                (2,513)
  Accretion on preferred stock ................................                (8,354)                (2,183)
                                                                          -----------            -----------            -----------
  Net loss applicable to common shareholders ..................           $(1,063,444)           $  (114,426)           $    (2,513)
                                                                          ===========            ===========            ===========
  Net loss applicable to common shareholders per
    basic and diluted common share ............................           $     (7.90)           $     (1.41)           $      (.05)
                                                                          ===========            ===========            ===========
  Weighted average number of basic and diluted
    common shares outstanding .................................               134,622                 81,231                 50,834
                                                                          ===========            ===========            ===========

                                                                                             As of December 31,
                                                                          ---------------------------------------------------------
                                                                              1999                  1998                    1997
                                                                          -----------            -----------            -----------
                                                                                               (In thousands)
Cash and cash equivalents and short-term
  investments .................................................           $   171,943            $    53,593            $        16
Working capital ...............................................               172,489                 49,922                 (2,389)
Total assets ..................................................               441,886                 66,572                  1,449
Long-term obligations .........................................                                        1,015                     51
Total liabilities .............................................                39,250                 11,296                  2,706
Total stockholders' equity ....................................               402,636                 55,276                 (1,257)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Overview

      Priceline.com has pioneered a unique e-commerce pricing system known as a "demand collection system" that enables consumers to use the Internet to save money on a wide range of products and services while enabling sellers to generate incremental revenue. Using a simple and compelling consumer proposition--Name Your Own Price(SM)--we collect consumer demand, in the form of individual customer offers guaranteed by a credit card, for a particular product or service at a price set by the customer. We then either communicate that demand directly to participating sellers or access participating sellers' private databases to determine whether we can fulfill the customer's offer. Consumers agree to hold their offers open for a specified period of time and, once fulfilled, offers cannot be canceled. We benefit consumers by enabling them to save money, while at the same time benefiting sellers by providing them with an effective revenue management tool capable of identifying and capturing incremental revenues. By requiring consumers to be flexible with respect to brands, sellers and product features, we enable sellers to generate incremental revenue without disrupting their existing distribution channels or retail pricing structures.

      Priceline.com was formed in July 1997 and our primary activities during the period prior to launch consisted of recruiting and training employees, developing our business model, implementing systems to support our business model, developing relationships with seller participants and developing the priceline.com brand. We commenced operations in April 1998 with the sale of leisure airline tickets. Since that time, our business has grown significantly and the priceline.com service includes the following products and services:

      o leisure airline tickets, provided by ten domestic and 20 international airline participants;

      o hotel rooms, which was launched in October 1998, in substantially all major United States markets with more than 15 leading national hotel chains as participants;

      o rental cars, which was launched in December 1999, in substantially all major United States markets with three leading rental car chains as participants;

      o new automobiles, which was launched on a test basis in the New York Metropolitan Area in July 1998 and is now offered in 26 states;


      o home financing services, which was launched in January 1999 with home mortgage services and now also includes home equity loans and refinancing services.

      Priceline.com also is currently planning an expansion of its core Name Your Own Price(SM) business model to other areas of e-commerce, including long distance telephone service, cruises and vacation packages.

      Through the innovative use of "adaptive marketing programs," priceline.com also markets customer acquisition programs for third parties. These programs facilitate the completion of a higher percentage of successful transactions through the priceline.com service, while generating fee income for the Company. During 1999, the Company increased its number of adaptive marketing partners from one to ten, thus reducing its dependence on any one partner. Priceline.com intends to continue to add adaptive marketing programs so that consumers have a variety of programs from which to choose and priceline.com has a diversified source of adaptive marketing revenues.

      Priceline.com has announced several transactions pursuant to which third parties ("Licensees") license the priceline.com name and demand collection system for offering a particular product or service or for offering a number of products or services in a distinct international region. Pursuant to the Licensee transactions, priceline.com generally receives a royalty under the license and may also receive fees for services and reimbursement of certain expenses. Priceline.com also holds convertible debt or warrants entitling it to acquire a significant percentage of such Licensee's equity securities upon the occurrence of certain events. Unless such equity securities are converted, the results of Licensees will not be included in priceline.com's financial results.

      In 1999, priceline.com licensed its name and demand collection system to Priceline WebHouse Club, Inc. and agreed to provide certain services to WebHouse Club. WebHouse Club offers a Name Your Own Price(SM) service for groceries and has announced the planned offering of a service for gasoline. Under the negotiated agreements, priceline.com receives a royalty based on a percentage of WebHouse Club revenues and compensation at fair value for certain services rendered. As an inducement to enter into a relationship with WebHouse Club, priceline.com received a warrant to purchase a majority of the shares of WebHouse Club common stock. The warrants are non-forfeitable, fully vested upon grant, exercisable in five years or earlier upon the occurrence of certain events, and do not require the performance of any additional services. Upon receipt of the warrant in the fourth quarter, priceline.com recognized $188.8 million of income representing the amount of the estimated fair value of the warrants, based on an independent valuation.

      In March 2000, the Company entered into an agreement with Alliance Partners, LP, pursuant to which Alliance has formed an operating subsidiary, Priceline Mortgage, for the primary purpose of acting as a broker and/or lender of residential mortgage loans in connection with the priceline.com mortgage service. Priceline.com has agreed to provide $3.62 million of financing to an affiliate of Alliance in the form of a convertible secured note and has agreed to license the "priceline" name and business model for use by Priceline Mortgage. Alliance has agreed to provide management services to Priceline Mortgage, including the procurement of personnel and office space and assistance in obtaining regulatory approvals. A pilot program was launched in early October 1999 and currently is operating in all 50 states.

      Because the priceline.com system does not set minimum offer thresholds, and consumers are not charged to make offers for its products, it is expected that we will receive a significant number of unreasonable or "fantasy offers". Accordingly, in addition to analyzing our actual fulfillment rates, we also analyze the percentage of "reasonable" offers that we are able to fill. We consider an offer for an airline ticket, hotel room or rental car to be "reasonable" when it is no more than 30% lower than the lowest generally available advance-purchase fare for the same product. Using this standard, the overall percentage of offers considered reasonable for the year ended December 31, 1999 was approximately 57.0%. The Company measures its "bind" rate as the percentage of reasonable offers that the Company ultimately fulfills. The Company's bind rate for 1999 was 43.6% for all reasonable airline ticket, hotel room and rental car offers.

      When making offers for airline tickets through the priceline.com service, consumers are permitted to make only one offer within a seven day period unless they change some feature of their itinerary, such as the date on which or the airport from which they are willing to fly. As a result of the Company's "checkstatus" feature, introduced in April 1999, consumers whose initial requests are not satisfied are permitted to resubmit revised offers that reflect at least one change to their itinerary. Effective with this change, each initial offer and any resubmitted offers are treated as a single offer for purposes of measuring our total offer volume and our offer fulfillment rates. Previously, each had been counted as a separate offer. Therefore, comparisons with prior periods may not be meaningful.

      As of December 31, 1999, the Company had an accumulated deficit of $1.18 billion, of which $1.07 billion related to certain non-cash charges arising from equity issuances to a number of participating airlines, its chief executive officer and other parties, as more fully described below, partially offset by the WebHouse Club warrant income described above. Priceline.com believes that its continued growth will depend in large part on its ability to continue to promote the priceline.com brand and to apply the priceline.com business model to a wide range of products and services.

Priceline.com intends to continue to invest heavily in marketing and promotion, technology and personnel. As a result, it expects to incur additional losses. However, the Company's plans call for reduction of operating losses and improvement in its gross margins in an effort to achieve profitability. Priceline.com's limited operating history makes the prediction of future results of operations difficult, and accordingly, there can be no assurance that it will achieve or sustain revenue growth or profitability.

      As of December 31, 1999, the Company had outstanding non-qualified stock options to purchase 27,024,740 shares issued to various employees, consultants and directors pursuant to the Company's 1997 Omnibus Plan and 1999 Omnibus Plan. The options entitle the holders to purchase common stock at a weighted average exercise price of approximately $13.93 per share, subject to adjustment in accordance with the 1997 Omnibus Plan and the 1999 Omnibus Plan. Upon exercise of an option, priceline.com will be required to make payments on behalf of the option holders for certain payroll taxes such as Social Security and Medicare. These payroll taxes will appear as a general and administrative expense on priceline.com's statement of operations and will amount to approximately 1.5% to 2.0% of the difference between the exercise price and the then fair market value of the common stock at the time of exercise. However, upon exercise of outstanding options, priceline.com will be paid the exercise price of the options that are exercised. The total exercise price of the options outstanding at December 31, 1999 is $376.5 million. Priceline.com also will be entitled to an income tax deduction equal to the sum of (1) the difference between the exercise price of the option and the then fair market value of the common stock at the time of exercise and (2) the total amount of payroll tax payments. Such deduction would be utilized to the extent that the Company generates taxable income. The calculation of the payroll tax expense and income tax deduction, and the timing of those events and the receipt of the related cash inflow, is directly dependent upon the exercise of options and the value of shares of priceline.com Common Stock at the time of exercise. As the decision to exercise options is at the sole discretion of the holder of the options, the timing and amount of the expense, income tax deduction and timing of the cash inflows cannot be estimated.

      During July 1999, priceline.com issued to Continental Airlines a warrant to purchase common stock that will become exercisable upon the earlier of July 2004 or upon the achievement of certain performance thresholds. However, the agreement does not require Continental to make any performance commitments. Accordingly, priceline.com incurred a non-cash charge of approximately $88.4 million during the third quarter of 1999 representing the fair value of the warrant on the grant date. In November 1999, the Company amended the Continental warrant to allow the exercise price to fall within the range of the warrants issued to other airlines discussed below. Priceline.com incurred a non-cash charge of approximately $3.5 million during the fourth quarter as a result of the warrant amendment.

      In August 1998, priceline.com entered into a warrant agreement granting Delta Airlines ("Delta") the right to purchase up to 18,892,603 shares of common stock at an exercise price of approximately $0.93 per share. Vesting was contingent upon achievement of certain predetermined performance thresholds. However, there was no penalty for failure to provide ticket inventory to satisfy these performance thresholds. Accordingly, no expense was recorded when the warrant was issued. On December 31, 1998, priceline.com amended its agreement with Delta to eliminate the vesting contingencies and fix the number of shares subject to the warrant at 18,619,402. The amended warrant issued to Delta became exercisable at the earlier of seven years or upon the achievement of certain performance thresholds. However, the agreement did not require Delta to make any performance commitments, is non-exclusive and allows Delta to participate in other programs similar to the priceline.com service. Therefore, the Company recorded a non-cash charge of approximately $58.7 million, reflecting the fair value of the Delta warrant on December 31, 1998.

      In November 1999, the Company further amended the Delta warrant to provide Delta with a cashless exercise right. Upon the exercise of the warrant, Delta acquired a total of 16,525,834 shares of

Common Stock of priceline.com. In conjunction with that transaction, Delta sold 2,085,767 shares of priceline.com Common Stock to priceline.com's founder and Vice Chairman Jay S. Walker for an aggregate purchase price of $125 million. The Company further gave Delta the right to exchange six million shares of priceline.com Common Stock for six million shares of newly issued convertible preferred stock that may be converted into priceline.com Common Stock on a one-for-one basis. To date, Delta has not elected to exercise the conversion right.

      In November 1999, the Company entered into separate Participation Warrant Agreements with each of eight major domestic airlines relating to their inclusion in the Company's leisure airline ticket service. Under the Participation Warrant Agreements, the airlines were granted warrants to purchase a total of 20 million shares of priceline.com Common Stock at exercise prices ranging from $52.625 to $59.933 per share. All warrants were fully vested on the date of grant, but generally are not exercisable until November 2005, subject to acceleration under certain circumstances. Priceline.com incurred additional warrant costs of approximately $1.1 billion during the fourth quarter as a result of the issuance of the warrants.

Results of Operations

      Priceline.com did not commence operations until April 1998. Accordingly, discussion of comparisons with the prior year is not meaningful.

Year Ended December 31, 1999

      Revenues

                                                      Year Ended
                                                     December 31,
                                                        ($000)
                                                  -------------------       %
                                                    1999        1998     Change
                                                  --------   --------   --------
Revenues.......................................   $482,410    $35,237     1,269%

      Revenues for the year ended December 31, 1999 were comprised primarily of:
(1) transaction revenues representing the selling price of airline tickets, hotel rooms and rental cars; (2) fee income from adaptive marketing programs offered in connection with our product offerings; (3) ancillary revenues consisting primarily of Worldspan reservation booking fees and customer processing fees; and (4) fee income from our home financing and auto programs.

      Revenues increased during 1999 as a result of the substantial development of our unique customer base, repeat purchases by existing customers and the inclusion of the hotel room, rental car, automobile, and home financing services and adaptive marketing programs. The Company has launched certain of its services in select geographic markets and then expanded to other regions. During 1999, the Company's hotel room reservation service expanded from 25 cities to nationwide coverage. The Company's auto program was launched in the New York City area and expanded to cover 26 states at December 31, 1999. The Company's rental car service was launched nationally during the fourth quarter. The Company currently plans to launch its products for long distance telephone services, cruises and vacation packages during 2000. The Company believes each of these products has the potential to increase revenues in 2000.

      As of December 31, 1999 priceline.com had a base of approximately 3.8 million unique customers. A unique customer is defined as someone who has made a guaranteed offer for at least one of priceline.com's products. Of the total unique customer base, approximately 3.0 million made their first offer on priceline.com during 1999. During 1999, priceline.com customers made approximately 4.3 million offers for services.

      Ancillary revenues for the year ended December 31, 1999 increased as a result of volume driven increases in Worldspan reservation booking fees and the introduction of a customer processing fee in the airline and hotel services. Fee-based income and ancillary revenues represented 8.4% of total revenues for the year ended December 31, 1999.

      Product Costs and Gross Profit

                                                      Year Ended
                                                     December 31,
                                                        ($000)
                                                  -------------------       %
                                                    1999        1998     Change
                                                  --------   --------   --------
Product Costs..................................   $424,579    $36,525     1,062%
% of Revenues..................................        88%       104%
Gross Profit...................................    $57,831   $(1,288)     4,590%
Gross Margin...................................      12.0%     (4.0)%

      For the year ended December 31, 1999, product costs were comprised of (1) the cost of airline tickets from our suppliers, net of the federal air transportation tax, segment fees and passenger facility charges imposed in connection with the sale of airline tickets; (2) the cost of hotel rooms from our suppliers, net of hotel tax; and (3) supplier warrant costs that represent a non-cash expense related to the issuance of common stock warrants to one of our airline program participants in January 1999. We anticipate that we will recognize additional non-cash supplier warrant costs in the amount of approximately $381,000 in each of the next four fiscal quarters.

      Gross profit is comprised of revenues less cost of revenues. Excluding the effect of non-cash supplier warrant costs for the year ended December 31, 1999, the Company had gross profit of $59.4 million. During 1999, gross profit was positive as a result of the transactional sales volumes that were sold at positive margins, and the launch of products generating fee-based revenues. Because fee-based and ancillary revenues generally do not involve separate costs, these revenues had a disproportionately positive impact on total gross profit and made a substantial contribution to gross profit for the year ended December 31, 1999.

      For the year ended December 31, 1999, gross margin increased each quarter as a result of increased sales volume, increased fee-based revenue and decreased sales of tickets that were sold below cost. Fee-based revenues, such as adaptive marketing revenues, ancillary revenues and revenues from financial services and automobiles generate higher margins than transaction revenues, on which the gross margin generated is derived from the spread between customer payments and product costs.

      The Company expects that gross profit and gross margin will improve in the first quarter of 2000 as a result of anticipated consumer demand sufficient to allow the Company to increase revenues while selling its products at increasing positive margins. As a result of this anticipated growth, the Company expects the proportion of its gross profit and gross margin attributable to adaptive marketing revenues to decline.

      Operating Expenses

Warrant Costs, Net

                                                      Year Ended
                                                     December 31,
                                                        ($000)
                                                  -------------------       %
                                                    1999        1998     Change
                                                  --------   --------   --------
Warrant Costs, Net.............................   $998,832    $57,979     1,623%

      Warrant costs, net consist of the fair value of warrants issued to airline suppliers during 1999, as discussed above. Such costs were partially offset by warrant income of $188.8 million recognized in the fourth quarter as a result of the receipt of warrants to purchase common stock of WebHouse.

Sales and Marketing

                                                      Year Ended
                                                     December 31,
                                                        ($000)
                                                  -------------------       %
                                                    1999        1998     Change
                                                  --------   --------   --------
Sales & Marketing..................................$79,577    $24,388    226.3%
% of Revenues......................................  16.5%      69.2%

      Sales and marketing expenses for the year ended December 31, 1999 consisted primarily of: (1) advertising and promotions; (2) credit card processing fees; (3) fees payable to a third party service provider that operates priceline.com's call center; (4) compensation for priceline.com's sales and marketing personnel; and (5) provisions for customer charge-backs (based upon a percentage reflecting priceline.com's historical experience). The Company plans to continue to invest heavily in advertising and other marketing programs and expects that all marketing costs will increase. However, with the exception of processing fees and provisions for customer accommodations and charge-backs, which the Company anticipates will grow proportionately with transaction based revenue, the Company anticipates that the other marketing costs will decrease as a percentage of revenues as the result of anticipated revenue growth.

General and Administrative

                                                      Year Ended
                                                     December 31,
                                                        ($000)
                                                  -------------------       %
                                                    1999        1998     Change
                                                  --------   --------   --------
General & Administrative.......................    $27,609    $18,004      53.3%
% of Revenues..................................       5.7%      51.1%

      General and administrative expenses for the year ended December 31, 1999 were comprised primarily of compensation for personnel, fees for outside professionals, telecommunications and other overhead costs, including occupancy expense. The year ended December 31, 1999 included a charge of $1,812 relating to option payroll taxes resulting from the exercise of employee stock options. Excluding this expense, general and administrative expense was 5.3% of sales for the year ended December 31, 1999. Excluding this charge, general and administrative expenses increased as a result of increased payroll and overhead costs associated with the expansion of our product offerings and increases in our revenue base.

Systems and Business Development

                                                      Year Ended
                                                     December 31,
                                                        ($000)
                                                  -------------------       %
                                                    1999        1998     Change
                                                  --------   --------   --------
Systems & Business Development................     $14,023    $11,132     26.0%
% of Revenues.................................        2.9%      31.6%

      Systems and business development expenses for the year ended December 31, 1999 were comprised primarily of: (1) compensation to our information technology and product development staff; (2) payments to outside contractors; (3) data communications and other expenses associated with operating priceline.com's Web site; and (4) depreciation and amortization on computer hardware and software. During 1999, systems and business development expenses increased due to increased payroll costs, increased depreciation and amortization resulting from increased capital expenditures and increased development costs associated with the expansion of priceline.com's product offerings and technological infrastructure. As the Company depends on its web site and internal systems to operate, it expects to continue to invest significantly on the systems and business development area.

      In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." This SOP requires capitalization of certain costs of computer software developed or obtained for internal use. Priceline.com adopted this SOP on January 1, 1999 and, during the year ended December 31, 1999, priceline.com capitalized approximately $13.9 million of computer software developed or obtained for internal use. Amortization of such costs aggregated approximately $1.1 million during the year ended December 31, 1999.

      Other Income, Net

                                                      Year Ended
                                                     December 31,
                                                        ($000)
                                                  -------------------       %
                                                    1999        1998     Change
                                                  --------   --------   --------
Other Income (Net)...........................       $7,120       $548     1,199%

      Other income, net, for the year ended December 31, 1999 was primarily comprised of interest income. Interest income on cash and marketable securities increased due to higher cash and cash equivalent balances resulting from our initial public offering of common stock in April of 1999 and our secondary public offering of common stock in August of 1999.

Year Ended December 31, 1998

      Priceline.com was formed in July 1997, but did not commence operations until April 1998. Accordingly, comparisons with prior periods are not meaningful.

      Revenues

      Total revenues for the year ended December 31, 1998 were $35.2 million. Since commencement of operations in April 1998, essentially all revenues consisted of airline ticket sales, hotel room reservations and related adaptive marketing programs. Priceline.com's automobile sales service, which was launched on a test basis in the New York metropolitan area in July 1998, did not contribute materially to revenues during the period.

      Product Costs and Gross Profit (Loss)

      Cost of revenues for the year ended December 31, 1998 totaled $36.5 million, consisting of product costs of $33.5 million and supplier warrant costs of $3.0 million. Product costs represent the cost of airline tickets from priceline.com's suppliers, net of the federal air transportation tax, segment fees and passenger facility charges imposed in connection with the sale of airline tickets. Supplier warrant costs represent a non-cash expense related to the pro-rata amount of the Delta warrant earned prior to December 31, 1998, the date on which the Delta warrant was amended.

      Gross profit (loss), which is comprised of revenues less cost of revenues, was $(1.3) million for the year ended December 31, 1998. Excluding the effect of the non-cash supplier warrant costs, priceline.com would have had gross profit of $1.7 million for the year ended December 31, 1998. In 1998, priceline.com sold a substantial number of tickets below its cost in order to increase airline and adaptive marketing revenues, build a record of successful transactions, and enhance the priceline.com brand. Because the fees generated by adaptive marketing programs have historically involved no separate costs, adaptive marketing revenues had a disproportionately positive impact on priceline.com's total gross margin. The Capital One adaptive marketing program accounted for all of priceline.com's adaptive marketing revenues in 1998.

      Operating Expenses

      Warrant Cost, net. Warrant costs, net for the year ended December 31, 1998 totaled $58.0 million, or 164.5% of revenues. Supplier start up warrant costs consist of a non-cash charge representing the fair value of warrants issued to certain participating airlines in the priceline.com service in connection with securing the airline's participation in the priceline.com service.

      Sales and Marketing. Sales and marketing expenses for the year ended December 31, 1998 totaled $24.4 million, or 69.2% of revenues. The expenses were comprised of: (1) advertising and promotional items; (2) fees payable to a third party service provider, which operates priceline.com's call center; (3) credit card processing fees; (4) provisions for customer credit card charge-backs (based upon a percentage reflecting priceline.com's historical experience); and
(5) compensation for priceline.com's sales and marketing personnel.

      General and Administrative. General and administrative expenses for the year ended December 31, 1998 totaled $18.0 million or 51.1% of revenues. General and administrative expenses consist primarily of compensation for personnel, fees for outside professionals, telecommunications and other overhead costs, including occupancy expense. In July 1998, priceline.com issued 8,125,000 shares of Common Stock, to the Chairman and Chief Executive Officer that resulted in the recognition of a charge of $6.5 million with respect to these shares. The shares were issued as compensation for agreeing to accept the position.

      Systems and Business Development. Systems and business development expenses for the year ended December 31, 1998 totaled $11.1 million, or 31.6% of revenues. Systems and business development expenses are comprised primarily of compensation to priceline.com's information technology and product development staff and payments to outside contractors, data communications and other expenses associated with operating priceline.com's Web site and, to a lesser extent, depreciation on computer hardware and licensing fees for computer software.

      Other Income, Net

      Other income, net for the year ended December 31, 1998 totaled $548,374, reflecting approximately $633,000 of interest income earned by priceline.com on its cash balances, net of interest expense for the period.

Period Ended December 31, 1997

      During the period from its formation in July 1997 through December 31, 1997, priceline.com was engaged in start-up activities and incurred $2.5 million of operating expenses. These operating expenses primarily consisted of investments in technology and personnel related expenses. No revenues were earned during the period.

Liquidity and Capital Resources

      At December 31, 1999, the Company had approximately $171.9 million in cash and cash equivalants, and short-term investments.

      Net cash used in operating activities was $63.0 million, $40.9 million and $774,000 for the years ended December 31, 1999 and 1998 and for the period July 18 (inception) through December 31, 1997, respectively. Net cash used in operating activities was primarily attributable to net losses.

      Net cash used in investing activities was $68.2 million, $6.6 million and $1.3 million for the years ended December 31, 1999 and 1998 and for the period July 18 (inception) through December 31, 1997, respectively. Net cash used in investing activities was primarily related to purchases of property and equipment, and in 1999 for investments in marketable securities.

      Priceline.com has certain commitments for capital expenditures as part of its ongoing business cycle. None of these commitments are material to the financial statements either individually or in the aggregate. Capital expenditures, primarily for computer equipment and software, were $27.4 million for the year ended December 31, 1999. As a result of its rapid growth, priceline.com expects to increase capital expenditures for purchased computer hardware, internally developed software, other equipment and leasehold improvements.

      Net cash provided by financing activities was $210.8 million, $101.1 million and $2.1 million for the years ended December 31, 1999 and 1998 and for the period July 18 (inception) through December 31, 1997, respectively. Net cash provided by financing activities resulted primarily from the issuance of equity securities referred to below.

      In April 1999, priceline.com completed its initial public offering in which it sold 10,000,000 shares of its Common Stock at a price of $16.00 per share. Offering proceeds to priceline.com, net of approximately $11.2 million in aggregate underwriters' discounts and commissions and $4.5 million in related expenses, were approximately $144.3 million. In August 1999, priceline.com completed a public offering in which it sold 1,000,000 shares of its Common Stock at a price of $67.00 per share. Offering proceeds to priceline.com, net of approximately $2.5 million in aggregate underwriters' discounts and commissions and $2.0 million in related expenses, were approximately $62.5 million.

      During 1997, priceline.com's initial equity capital of approximately $27.0 million was provided by Mr. Jay S. Walker, other high net worth individuals and a partnership affiliated with General Atlantic Partners, LLC, a private equity firm that invests worldwide in software and information technology companies. An additional $20.0 million was invested by two partnerships affiliated with General Atlantic in July 1998. In December 1998, priceline.com sold equity securities in a private offering to a group of corporate and institutional investors and high net worth individuals for approximately $54.4 million. Included in that group were two partnerships affiliated with General Atlantic; Vulcan Ventures, Incorporated; Liberty PL, Inc., a wholly owned subsidiary of Liberty Media Corporation; Quantum Industrial Partners LDC, a fund managed by Soros Fund Management, LLC and Allen & Company Incorporated. Allen & Company Incorporated also has served as priceline.com's financial advisor.

      In April 1999, priceline.com made a $3.3 million loan to Mr. Richard S. Braddock for the payment of taxes related to the issuance to Mr. Braddock of 8,125,000 shares of common stock in August 1998. The loan bears interest at 5.28% per annum. Interest is payable annually and principal is payable in January 2004.

      In July 1999, priceline.com made a $6.0 million loan to an executive of the Company, pursuant to the terms of his employment agreement dated June 14, 1999. The loan bears interest annually at 5.82% per annum. In the first quarter of 2000, priceline.com made loans to two executives aggregating $5.0 million, which bear interest at 6.56%. Subject to certain prepayment obligations and to forgiveness in the event of certain changes of control, death, or termination without cause, pursuant to the terms of these loans, accrued interest and principal are payable after five years, but are forgiven under certain circumstances if the executive remains employed by the Company at that time. Upon any forgiveness of the loans, the Company would recognize as compensation expense an amount up to the amount of principal and interest forgiven.

      Priceline.com believes that its existing cash balances and liquid resources will be sufficient to fund its operating activities, capital expenditures and other obligations through at least the next twelve months. However, if during that period or thereafter, priceline.com is not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to priceline.com, these failures could have a material adverse effect on priceline.com's business, results of operations and financial condition. If additional funds were raised through the issuance of equity securities, the percentage ownership of its then-current stockholders would be diluted.

Market-related Risks

      Priceline.com currently has no floating rate indebtedness, holds no derivative instruments other than through investments in licensees discussed above, and does not earn significant foreign-sourced income. Accordingly, changes in interest rates or currency exchange rates do not generally have a direct effect on priceline.com's financial position. However, changes in currency exchange rates may affect the cost of international airline tickets and international hotel room reservations offered through the priceline.com service, and so indirectly affect consumer demand for such products and priceline.com's revenue. In addition, to the extent that changes in interest rates and currency exchange rates affect general economic conditions, priceline.com would also be affected by such changes.

Recent Accounting Pronouncements

      In July 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB No. 133". The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The rule now will apply to fiscal quarters of fiscal years beginning after June 15, 2000. In June 1998, SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued. The statement will require the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined the effect of SFAS No. 133 will have on the earnings and financial position of the Company.

      In 1999, the Company adopted Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This standard requires certain direct development costs associated with internal-use software to be capitalized including external direct costs of material and services and payroll costs for employees devoting time to the software projects. These costs are included in software and are amortized over a period not to exceed three years beginning when the asset is substantially ready for use. Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred.

Tax Matters

Federal Air Transportation Tax on Airline Ticket Sales

      A Federal transportation tax is imposed upon the sale of airline tickets. The tax is based on a percentage of the cost of transportation, which was 9% for periods prior to October 1, 1998, 8% for the period October 1, 1998 through September 30, 1999 and 7.5% thereafter. The Company has historically interpreted the tax regulations as requiring that the tax be computed based on the amount charged by the airline to priceline.com for the airline ticket and the Company's participating airlines have collected and remitted the tax based on this amounts. The Company applied for a ruling from the Internal Revenue Service (the "Service") confirming this interpretation. In December 1999, the Service indicated to the Company that it was unlikely that a favorable ruling would be issued. The Company subsequently withdrew its ruling request because of the uncertainty of the outcome. Because the Company anticipated the possibility of an adverse ruling on this issue, the Company accrued approximately $1.9 million relating to the balance of the tax liability for tickets sold prior to that date. The Company believes this accrual to be adequate but there can be no assurance as to the final outcome because a formal ruling has not been issued by the service.

Non-Qualified Stock Options

      As of December 31, 1999, we had outstanding non-qualified stock options to purchase 27,024,740 shares issued to various employees, consultants and directors pursuant to the 1997 Omnibus Plan and the 1999 Omnibus Plan. The options entitle holders to purchase common stock at a weighted average exercise price of approximately $13.93 per share, subject to adjustment in accordance with the 1997 Omnibus Plan and the 1999 Omnibus Plan.

Year 2000 Readiness Disclosure

      The following disclosure may be deemed "Year 2000 Readiness Disclosure" pursuant to the Year 2000 Information and Readiness Disclosure Act.

      Since inception, the Company has dedicated substantial resources to address the potential issues related to Year 2000 programming and related concerns. As a result of these efforts, the Company has not experienced to date any material disruption in its operations in connection with, or following, the transition of Year 2000.

      Since the Company was cognizant of Year 2000 issues during the development of its systems and products since inception, specific costs related to Year 2000 issues can not be quantified. There were no material additional costs incurred to make any previously existing product or services Year 2000 compliant.

Information Regarding Forward Looking Statements

See "Special Note Regarding Forward Looking Statements."

--------

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

      Priceline.com currently has no floating rate indebtedness, holds no derivative instruments other than through investments in licensees described in this Annual Report on Form 10-K and does not earn significant foreign-sourced income. Accordingly, changes in interest rates or currency exchange rates do not generally have a direct effect on priceline.com's financial position. However, changes in currency exchange rates may affect the cost of international airline tickets and international hotel reservations offered through the priceline.com service, and so indirectly affect consumer demand for such products and priceline.com's revenue. In addition, to the extent that changes in interest rates and currency exchange rates affect general economic conditions, priceline.com would also be affected by such changes.

Item 8. Financial Statements and Supplementary Data

      The following financial statements of the Company and the independent auditors' report are filed as part of this Annual Report on Form 10-K (See Item
14):

      Balance Sheets as of December 31, 1999 and December 31, 1998; Statements of Operations , Changes in Stockholders' Equity and Cash Flows for the years ended December 31, 1999, December 31, 1998 and the period July 18, 1997 (inception) to December 31, 1997; Notes to Financial Statements; Independent Auditors' Report.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      Information regarding the Company's directors and executive officers and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, required by Part III, Item 10, is included in the Company's Proxy Statement relating to the Company's annual meeting of stockholders to be held on April 24, 2000, and is incorporated herein by reference.

Item 11. Executive Compensation

      Information required by Part III, Item 11, is included in the Company's Proxy Statement relating to the Company's annual meeting of stockholders to be held on April 24, 2000, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      Information required by Part III, Item 12, is included in the Company's Proxy Statement relating to the Company's annual meeting of stockholders to be held on April 24, 2000, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

----------

      Information regarding certain of the Company's relationships and related transactions is included in the Company's Proxy Statement relating to the Company's annual meeting of stockholders to be held on April 24, 2000, and is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   List of Documents Filed as a Part of this Annual Report on Form 10-K:

      The following financial statements of the Company and the independent auditors' report are filed as part of this Annual Report on Form 10-K.

      Balance Sheets as of December 31, 1999 and December 31, 1998; and the related Statements of Operations , Changes in Stockholders' Equity and Cash Flows for the years ended December 31, 1999, December 31, 1998 and the period July 18, 1997 (inception) to December 31, 1997; Notes to Financial Statements; Independent Auditors' Report.

(b)   Reports on Form 8-K:

      On October 14, 1999, the Company filed a report on Form 8-K announcing that the Company filed a suit in U.S. District Court against Microsoft Corporation and its Expedia Inc. subsidiary, claiming that Expedia.com's hotel service infringes on the Company's U.S. Patent No. 5,794,207. The suit also charges that Microsoft's conduct is in violation of the Connecticut Unfair Trade Practices Act.

      On November 18, 1999, the Company filed a report on Form 8-K announcing that United Airlines, American Airlines and US Airways had agreed to become participating carriers in the priceline.com Name Your Own Price(sm) airline ticket service.

(c)   Exhibits

      The exhibits listed below are filed as a part of this Annual Report on Form 10-K.

Exhibit Number                          Description
--------------                          -----------
2.1*              Agreement of Merger, dated as of July 31, 1998, between
                  priceline.com LLC and the Registrant.
3.1*              Form of Amended and Restated Certificate of Incorporation of
                  the Registrant.
3.2*              Form of By-Laws of the Registrant.
4.1               Reference is hereby made to Exhibits 3.1 and 3.2.
4.2*              Specimen Certificate for Registrant's Common Stock.
4.3*              Amended and Restated Registration Rights Agreement, dated as of December 8, 1998, among the Registrant and certain
                  stockholders of the Registrant.
10.1.1*           1997 Omnibus Plan of the Registrant.
10.1.2*           1999 Omnibus Plan of the Registrant.
10.2*             Stock Purchase Agreement, dated July 31, 1998, among the
                  Registrant and the investors named therein, as amended.
10.3*             Stock Purchase Agreement, dated as of December 8, 1998, among the Registrant and the investors named therein, as amended.
10.4              Reference is hereby made to Exhibit 4.3.
10.5*             Purchase and Intercompany Services Agreement, dated April 6,
                  1998, among the Registrant, Walker Asset Management Limited
                  Partnership, Walker Digital

Exhibit Number                          Description
--------------                          -----------
                  Corporation and Priceline Travel, Inc.
10.6.1*           Employment Agreement, dated as of January 1, 1998, between Jay
                  S. Walker, Walker Digital Corporation, the Registrant and
                  Jesse M. Fink.
10.6.2*           Amendment No. 1 to Employment Agreement, dated November 16,
                  1998 between the Registrant and Jesse M. Fink.
10.7.1*           Employment Agreement, dated as of July 23, 1998, between the
                  Registrant and Timothy G. Brier.
10.7.2*           Amendment No. 1 to Employment Agreement, dated November 16,
                  1998, between the Registrant and Timothy G. Brier.
10.8*             Amended and Restated Employment Agreement, dated as of August
                  15, 1998, by and between the Registrant and Richard S.
                  Braddock.
10.9*             Airline Participation Agreement, dated April 1998, by and
                  among the Registrant, Priceline Travel, Inc. and Trans World
                  Airlines, Inc.
10.10*+           Airline Participation Agreement, dated October 2, 1998, by and among the Registrant, Priceline Travel, Inc. and Northwest
                  Airlines, Inc.
10.11.1*+         General Agreement, dated August 31, 1998, by and among the
                  Registrant, Priceline Travel, Inc. and Delta Air Lines, Inc.
10.11.2*+         Airline Participation Agreement, dated August 31, 1998, by and among the Registrant, Priceline Travel, Inc. and Delta Air
                  Lines, Inc.
10.11.3*+         Amendment to the Airline Participation Agreement and the
                  General Agreement, dated December 31, 1998, between and among the Registrant, Priceline Travel, Inc. and Delta Air Lines,
                  Inc.
10.11.4***        Letter Agreement, dated July 16, 1999, between the Registrant and Delta Air Lines, Inc.
10.11.5           Master Agreement, dated November 17, 1999, between the
                  Registrant and Delta Air Lines, Inc.
10.11.6           Amendment to the Airline Participation Agreement and the
                  General Agreement, dated November 17, 1999, by and among the
                  Registrant, Priceline Travel, Inc. and Delta Air Lines, Inc.
10.11.7+          Participation Warrant Agreement, dated as of November 17,
                  1999, between the Registrant and Delta Air Lines, Inc.
10.12*+           Airline Participation Agreement, dated December 31, 1998, by and among the Registrant, Priceline Travel, Inc. and America
                  West Airlines.
10.13*+           Internet Marketing and Licensing Agreement, as of August 1,
                  1998, between the Registrant and LendingTree, Inc.
10.14*            Systems Access Agreement, dated as of August 4, 1997, between the Registrant and WORLDPAN, L.P.
10.15*            Master Agreement for Outsourcing Call Center Support, dated as of April 6, 1998, between the Registrant and CALLTECH
                  Communications, Incorporated.
10.16*            Form of Participation Warrant Agreement.
10.17.1*+         Participation Warrant Agreement, dated as of December 31,
                  1998.
10.17.2*+         Amendment No. 1, dated as of February 4, 1999, to Warrant
                  Participation Agreement, dated as of December 31, 1999.
10.17.3*+         Amendment No. 2, dated as of March 3, 1999, to Participation
                  Warrant Agreement, dated as of December 31, 1998, as
                  previously amended to Amendment No. 1 to Warrant Participation
                  Agreement, dated as of February 4, 1999.
10.18***          Employment Agreement, dated as of June 14, 1999, between the
                  Registrant and Daniel H. Schulman.
10.19.1***        Airline Participation Agreement, dated July 16, 1999, between the Registrant and Continental Airlines, Inc.
10.19.2***        Participation Warrant Agreement, dated July 16, 1999, between the Registrant and Continental Airlines, Inc.
10.19.3           First Amendment to Participation Warrant Agreement, dated as of November 17, 1999, by and between the Registrant and
                  Continental Airlines, Inc.
10.19.4+          Participation Warrant Agreement, dated November 17, 1999,
                  between the Registrant and Continental Airlines, Inc.
10.20****         License Agreement, dated July 20, 1999 between Walker Digital
                  Corporation and the Registrant.
10.21             Sublease, dated October 1999, between Oxford Health Plans,
                  Inc., as Sub-Landlord and the

Exhibit Number                          Description
--------------                          -----------
                  Registrant, as Sub-Tenant, and Agreement of Lease, dated June 16, 1993, as amended, between Prudential Insurance Company of America, as Landlord, and Oxford Health Plans, Inc., as Tenant.
10.22.1 Securityholders' Agreement, dated as of October 26, 1999, among the Registrant, Priceline WebHouse Club, Inc., Walker Digital, LLC and the Investors signatory thereto.
10.22.2+ Intellectual Property License Agreement, dated as of October 26, 1999, between the Registrant and Priceline WebHouse Club, Inc.
10.22.3+ Marketing and Technical Services Agreement, dated as of October 26, 1999, between the Registrant and Priceline WebHouse Club, Inc.
10.22.4+ Warrant Agreement, dated as of October 26, 1999, between the Registrant and Priceline WebHouse Club, Inc.
10.22.5+ Services Agreement, dated as of October 26, 1999, between the Registrant and Priceline WebHouse Club, Inc.
10.23.1+ Airline Participation Agreement, dated as of November 15, 1999, by and between the Registrant and United Air Lines, Inc.
10.23.2+ Participation Warrant Agreement, dated as of November 15, 1999, by and between the Registrant and United Air Lines, Inc.
10.24.1+ Airline Participation Agreement, dated as of November 17, 1999, by and between the Registrant and US Airways, Inc.
10.24.2+ Participation Warrant Agreement, dated as of November 17, 1999, by and between the Registrant and US Airways, Inc.
10.25.1+ Airline Participation Agreement, dated as of November 17, 1999, by and between the Registrant and American Airlines, Inc.
10.25.2+ Participation Warrant Agreement, dated as of November 17, 1999, by and between the Registrant and American Airlines, Inc.
10.26+ Participation Warrant Agreement, dated as of November 17, 1999, by and between the Registrant and Trans World Airlines, Inc.
10.27+ Participation Warrant Agreement, dated as of November 17, 1999, by and between the Registrant and Northwest Airlines, Inc.
10.28+ Participation Warrant Agreement, dated as of November 17, 1999, by and between the Registrant and America West Airlines
10.29 Continuing Employment Agreement, dated as of December 16, 1999, between the Registrant and Melissa M. Taub.
12.1              Computation of Ratio of Earnings to Fixed Charges.
23.1              Consent of Deloitte & Touche LLP.
27.1              Financial Data Schedule.

* Previously filed as an exhibit to the Form S-1 (Registration No. 333-69657) filed in connection with priceline.com's initial public offering and incorporated herein by reference.

** Previously filed as an exhibit to the Form 10-Q filed on May 17, 1999 and incorporated herein by reference.

*** Previously filed as an exhibit to the Form S-1 (Registration No. 333-83513) filed in connection with priceline.com's secondary public offering and incorporated herein by reference.

****  Previously filed as an exhibit to the Form 10-Q filed on November 15, 1999

+ Certain portions of this document have been omitted pursuant to a confidential treatment request.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRICELINE.COM INCORPORATED
                                                                 Date
                                                                 ----

By: /s/ Richard S. Braddock                                 March 30, 2000
    -----------------------
Richard S. Braddock
Chairman of the Board
Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Richard S. Braddock                                 March 30, 2000
    -----------------------------
Richard S. Braddock
Chairman of the Board
Chief Executive Officer

By: /s/ Thomas P. D'Angelo                                  March 30, 2000
    -----------------------------
Thomas P. D'Angelo
Principal Financial Officer
Principal Accounting Officer

By: /s/ Paul A. Allaire                                     March 30, 2000
    -----------------------------
Paul A. Allaire
Director

By: /s/ Ralph M. Bahna                                      March 30, 2000
    -----------------------------
Ralph M. Bahna
Director

By: /s/ Paul J. Blackney                                    March 30, 2000
    -----------------------------
Paul J. Blackney
Director


By: /s/ William E. Ford                                     March 30, 2000
    -----------------------------
William E. Ford
Director


By: /s/ Marshall Loeb                                       March 30, 2000
    -----------------------------
Marshall Loeb
Director


By: /s/ Nicholas J. Nicholas, Jr.                           March 30, 2000
    -----------------------------
Nicholas J. Nicholas, Jr.
Director


By: /s/ Nancy B. Peretsman                                  March 30, 2000
    ----------------------                                  --------
Nancy B. Peretsman
Director

By: /s/Daniel H. Schulman                                   March 30, 2000
    ---------------------                                   --------
Daniel H. Schulman
President and Chief Operating Officer
Director

By: /s/Jay S. Walker                                        March 30, 2000
    ----------------                                        --------
Jay S. Walker
Vice Chairman, Director

                           PRICELINE.COM INCORPORATED
                          INDEX TO FINANCIAL STATEMENTS

                                                                        Page No.
                                                                        --------

     Independent Auditor's Report.......................................  42

     Balance Sheets for the fiscal years ended December 31, 1999 and
          December 31, 1998.............................................  43

     Statements of Operations for the fiscal years ended December 31,
          1999 and December 31, 1998 and for the period July 18, 1997
          (Inception) to December 31, 1997..............................  44

     Statements of Changes in Stockholders' Equity for the fiscal years ended December 31, 1999 and December 31, 1998
          and for the period July 18, 1997 (Inception) to
          December 31, 1997.............................................  45

     Statements of Cash Flows for the fiscal years ended December 31,
          1999 and December 31, 1998 and for the period July 18, 1997
          (Inception) to December 31, 1997..............................  46

     Notes to Financial Statements......................................  47

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of priceline.com Incorporated

      We have audited the accompanying balance sheets of priceline.com Incorporated (the "Company") as of December 31, 1999 and 1998, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 1999 and 1998 and the period July 18, 1997 (inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 and the period July 18, 1997 (inception) to December 31, 1997 in conformity with generally accepted accounting principles.

Stamford, Connecticut
January 27, 2000
(March 17, 2000 as to Note 15)
                           priceline.com Incorporated
                                 BALANCE SHEETS
                                 (In thousands)

                                                                                                             December 31,
                                                                                                  ---------------------------------
                                                                                                     1999                  1998
                                                                                                  -----------           -----------
ASSETS
Current assets:
  Cash and cash equivalents ............................................................          $   133,172           $    53,593
  Short-term investments ...............................................................               38,771
  Accounts receivable, net of allowance for doubtful accounts of
    $1,961 and $291 ....................................................................               21,289                 4,177
  Related party receivables ............................................................                  508
  Prepaid expenses and other current assets ............................................               17,999                 2,433
                                                                                                  -----------           -----------
    Total current assets ...............................................................              211,739                60,203
Property and equipment, net ............................................................               28,006                 5,927
Related party receivable ...............................................................                8,838
Warrants to purchase common stock of Priceline WebHouse Club, Inc. .....................              189,000
Other assets ...........................................................................                4,303                   442
                                                                                                  -----------           -----------
    Total assets .......................................................................          $   441,886           $    66,572
                                                                                                  ===========           ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .....................................................................          $    24,302           $     5,268
  Related party payable ................................................................                                         32
  Accrued expenses .....................................................................               13,695                 4,259
  Other current liabilities ............................................................                1,253                   722
                                                                                                  -----------           -----------
    Total current liabilities ..........................................................               39,250                10,281
Long term obligations ..................................................................                                      1,015
                                                                                                  -----------           -----------
    Total liabilities ..................................................................               39,250                11,296
                                                                                                  -----------           -----------
Stockholders' equity:
Common stock, $0.008 par value authorized 1,000,000 and 300,000 shares, respectively; issued and outstanding, 163,867 and
  93,225 shares, respectively ..........................................................                1,311                   746
Convertible preferred stock, $0.01 par value; authorized 150,000 shares:
Series A $1.16 liquidation value per share; issued and
  outstanding 17,289 shares at December 31, 1998 .......................................                                        173
Series B $4.00 liquidation value per share; issued and
  outstanding, 13,837 shares at December 31, 1998 ......................................                                        138
Additional paid-in capital .............................................................            1,581,708               171,158
Accumulated deficit ....................................................................           (1,180,383)             (116,939)
                                                                                                  -----------           -----------
Total stockholders' equity .............................................................              402,636                55,276
                                                                                                  -----------           -----------
    Total liabilities and stockholders' equity .........................................          $   441,886           $    66,572
                                                                                                  ===========           ===========

                       See notes to financial statements.

                           priceline.com Incorporated
                            STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                                                                                     July 18, 1997
                                                                                Year Ended December 31,                (Inception)
                                                                          ----------------------------------         to December 31,
                                                                              1999                   1998                  1997
                                                                          -----------            -----------           -----------
Revenues ......................................................           $   482,410            $    35,237
Cost of revenues:
  Product costs ...............................................               423,056                 33,496
  Supplier warrant costs ......................................                 1,523                  3,029
                                                                          -----------            -----------
    Total costs of revenues ...................................               424,579                 36,525
                                                                          -----------            -----------
Gross profit (loss) ...........................................                57,831                 (1,288)
                                                                          -----------            -----------
Operating expenses:
  Warrant costs, net ..........................................               998,832                 57,979
  Sales and marketing .........................................                79,577                 24,388           $       441
  General and administrative (including $1,812 of
    option payroll taxes in 1999) .............................                27,609                 18,004                 1,012
  Systems and business development ............................                14,023                 11,132                 1,060
                                                                          -----------            -----------           -----------
    Total operating expenses ..................................             1,120,041                111,503                 2,513
                                                                          -----------            -----------           -----------
Operating loss ................................................            (1,062,210)              (112,791)               (2,513)
Interest income ...............................................                 7,501                    548
Other expense .................................................                  (381)
                                                                          -----------            -----------           -----------
    Total other income (expense) ..............................                 7,120                    548
                                                                          -----------            -----------           -----------
Net loss ......................................................            (1,055,090)              (112,243)               (2,513)
Accretion on preferred stock ..................................                (8,354)                (2,183)
                                                                          -----------            -----------           -----------
Net loss applicable to common stockholders ....................           $(1,063,444)           $  (114,426)          $    (2,513)
                                                                          ===========            ===========           ===========
Net loss applicable to common stockholders per
  basic and diluted common share ..............................           $     (7.90)           $     (1.41)          $      (.05)
                                                                          ===========            ===========           ===========
Weighted average number of basic and diluted
  common shares outstanding ...................................               134,622                 81,231                50,834
                                                                          ===========            ===========           ===========

                       See notes to financial statements.

                           priceline.com Incorporated
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 AND FOR THE
             PERIOD JULY 18, 1997 (INCEPTION) TO DECEMBER 31, 1997
                                 (In thousands)

                                            Preferred Stock                  Common Stock            Additional
                                      ---------------------------     --------------------------       Paid-in      Accumulated
                                         Shares          Amount          Shares         Amount         Capital         Deficit
                                      -----------     -----------     -----------    -----------     -----------     -----------
Issuance of common stock and
  common stock subscriptions .....                                         51,670    $       413     $       843
Net loss .........................                                                                                   $    (2,513)
                                      -----------     -----------     -----------    -----------     -----------     -----------
Balance, December 31, 1997 .......                                         51,670            413             843          (2,513)
Issuance of common stock and
  common stock subscriptions .....                                         41,555            333          32,663
Issuance of Series A convertible
  preferred stock ................         17,289     $       173                                         19,827
Issuance of Series B convertible
  preferred stock ................         13,837             138                                         54,276
Accretion on preferred stock .....                                                                         2,183          (2,183)
Issuance of options to purchase
  common stock ...................                                                                           245
Issuance of warrants to purchase
  common stock ...................                                                                        61,121
Net loss .........................                                                                                      (112,243)
                                      -----------     -----------     -----------    -----------     -----------     -----------
Balance, December 31, 1998 .......         31,126     $       311          93,225    $       746     $   171,158     $  (116,939)
Conversion of Series A convertible
  preferred stock ................        (17,289)           (173)         21,611            173
Conversion of Series B convertible
  preferred stock ................        (13,837)           (138)         17,297            138
Accretion on preferred stock .....                                                                         8,354          (8,354)
Issuance of common stock .........                                         11,000             88         208,329
Exercise of warrants to purchase
  common stock ...................                                         19,121            153           1,579
Exercise of options to purchase
  common stock ...................                                          1,613             13           1,654
Issuance of warrants to purchase
  common stock ...................                                                                     1,190,634
Net loss .........................                                                                                    (1,055,090)
                                      -----------     -----------     -----------    -----------     -----------     -----------
Balance, December 31, 1999 .......                                        163,867    $     1,311     $ 1,581,708     $(1,180,383)
                                      ===========     ===========     ===========    ===========     ===========     ===========



                                         Total
                                      -----------
Issuance of common stock and
  common stock subscriptions .....    $     1,256
Net loss .........................         (2,513)
                                      -----------
Balance, December 31, 1997 .......         (1,257)
Issuance of common stock and
  common stock subscriptions .....         32,996
Issuance of Series A convertible
  preferred stock ................         20,000
Issuance of Series B convertible
  preferred stock ................         54,414
Accretion on preferred stock .....
Issuance of options to purchase
  common stock ...................            245
Issuance of warrants to purchase
  common stock ...................         61,121
Net loss .........................       (112,243)
                                      -----------
Balance, December 31, 1998 .......    $    55,276
Conversion of Series A convertible
  preferred stock ................
Conversion of Series B convertible
  preferred stock ................
Accretion on preferred stock .....
Issuance of common stock .........        208,417
Exercise of warrants to purchase
  common stock ...................          1,732
Exercise of options to purchase
  common stock ...................          1,667
Issuance of warrants to purchase
  common stock ...................      1,190,634
Net loss .........................     (1,055,090)
                                      -----------
Balance, December 31, 1999 .......    $   402,636
                                      ===========

                       See notes to financial statements.

                           priceline.com Incorporated
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                        July 18, 1997
                                                         Year Ended      Year Ended      (Inception)
                                                         December 31,    December 31,   to December 31,
                                                             1999            1998            1997
                                                         -----------     -----------     -----------
OPERATING ACTIVITIES:
Net loss ............................................    $(1,055,090)    $  (112,243)    $    (2,513)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization .....................          5,348           1,860             212
  Provision for uncollectible accounts ..............          3,127             581
  Warrant costs, net ................................      1,189,111
  Warrant income ....................................       (189,000)
  Equity based compensation .........................                         67,866
  Changes in assets and liabilities:
    Accounts receivable .............................        (29,617)         (4,757)
    Prepaid expenses and other current assets .......        (12,043)         (1,922)
    Restricted bank deposit and bank certificate
      of deposit ....................................                           (680)
    Accounts payable and accrued expenses ...........         28,470           8,300           1,227
    Other ...........................................         (3,331)            112             300
                                                         -----------     -----------     -----------
  Net cash used in operating activities .............        (63,025)        (40,883)           (774)
                                                         -----------     -----------     -----------
INVESTING ACTIVITIES:
  Additions to property and equipment ...............        (27,416)         (6,607)         (1,317)
  Minority equity investment ........................         (2,000)
  Investment in marketable securities ...............        (38,771)
                                                         -----------     -----------     -----------
  Net cash used in investing activities .............        (68,187)         (6,607)         (1,317)
                                                         -----------     -----------     -----------
FINANCING ACTIVITIES:
  Related party payable .............................                         (1,072)          1,104
  Issuance of long-term debt ........................                          1,000
  Payment of long-term debt .........................         (1,000)
  Principal payments under capital lease
    obligations .....................................            (25)            (22)             (2)
  Issuance of common stock and subscription units ...        211,816          26,495           1,006
  Payment received on stockholder note ..............                            250
  Issuance of Series A convertible preferred
    stock ...........................................                         20,000
  Issuance of Series B convertible preferred
    stock ...........................................                         54,415
                                                         -----------     -----------     -----------
  Net cash provided by financing activities .........        210,791         101,066           2,108
                                                         -----------     -----------     -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS ...........         79,579          53,576              17
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ......         53,593              17
                                                         -----------     -----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD ............    $   133,172     $    53,593     $        17
                                                         ===========     ===========     ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for interest ..........    $        37     $        61     $         1
                                                         ===========     ===========     ===========

                       See notes to financial statements.

                         NOTES TO FINANCIAL STATEMENTS

1. BUSINESS DESCRIPTION

      Priceline.com Incorporated ("priceline.com", or the "Company") has pioneered a unique e-commerce pricing system known as a "demand collection system" that enables consumers to use the Internet to save money on a wide range of products and services while enabling sellers to generate incremental revenue. Using a simple and compelling consumer proposition-Name Your Own Price(SM)-priceline.com collects consumer demand, in the form of individual customer offers guaranteed by a credit card, for a particular product or service at a price set by the customer. The Company then accesses a database of inventory available to the Company for purchase to determine whether priceline.com can fulfill the customer's offer. Consumers agree to hold their offers open for a specified period of time and, once fulfilled, offers generally cannot be canceled. The Company benefits consumers by enabling them to save money, while at the same time benefiting sellers by providing them with an effective revenue management tool capable of identifying and capturing incremental revenues. By requiring consumers to be flexible with respect to brands, sellers and product features, priceline.com enables sellers to generate incremental revenue without disrupting their existing distribution channels or retail pricing structures.

      Walker Digital Corporation ("Walker Digital"), a research and development company, developed the priceline.com service and the business model and related intellectual property rights underlying the priceline.com service, the rights for which were transferred to the Company. Walker Digital had no operations and no revenues related to the assets transferred to priceline.com. Walker Digital was founded and is controlled by the founding stockholder and Vice Chairman of priceline.com. During the years ended December 31, 1999 and 1998, Walker Digital provided the Company with a variety of services including subleasing office facilities to the Company. Charges to the Company for such services aggregated approximately $1,411,000 and $706,000, respectively. In addition, the Company charged Walker Digital $1,800,000 and $384,831 for the years ended December 31, 1999 and 1998, respectively, for certain services, including legal and accounting services and IT infrastructure. Such amounts have been offset against general and administrative expenses in the accompanying statements of operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation--The financial statements for all periods presented include the financial statements of priceline.com and Priceline Travel. On March 24, 1999, priceline.com exercised its call option to purchase Priceline Travel for nominal consideration and Priceline Travel was merged into priceline.com. All significant inter-company transactions have been eliminated.

      Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Fair Value of Financial Instruments--The Company's financial instruments, including cash and cash equivalents, accounts receivable-net and accounts payable, are carried at cost which approximates their fair value because of the short-term maturity of these financial instruments. The Company's investment in Lending Tree, Inc. was valued at cost as there was no market for its securities at December 31, 1999. The Company recognized income for the warrant to purchase common stock of Priceline WebHouse Club, Inc. at estimated fair market value, as determined by an independent valuation firm. The carrying value of the capital lease obligations and long-term debt approximates fair value because the interest rates on these obligations are comparable to the interest rates that could have been obtained at the dates of the respective balance sheets.

      Cash and Cash Equivalents, and Short-term Investments--The Company invests excess cash primarily in money market accounts, certificates of deposits, and short-term commercial paper. All highly liquid instruments with an original maturity of three months or less are considered cash equivalents. Marketable securities are considered "trading securities" and valued at fair value.

      Property and Equipment--Property and equipment are stated at historical cost. Depreciation and amortization of property and equipment is computed on a straight-line basis, generally over the estimated useful lives of the assets or, when applicable, the life of the lease, whichever is shorter.

      Impairment of Long-Lived Assets--The Company evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards "SFAS" No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets.

      Software Capitalization--In 1999, the Company adopted Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This standard requires certain direct development costs associated with internal-use software to be capitalized including external direct costs of material and services and payroll costs for employees devoting time to the software projects. These costs are included in software and are amortized over a period not to exceed three years beginning when the asset is substantially ready for use. Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred.

      Revenues and Cost of Revenues--The Company recognizes and records revenues in a variety of ways depending on the product or service sold. With respect to airline ticket, hotel room and rental car services, the Company recognizes as revenue the amount received from the customer, net of taxes, and records as the cost of revenue the amount that the Company pays the respective airline or hotel. With respect to its automobile service, the Company earns a fixed fee from both the customer and the seller after the transaction is consummated. With respect to its home financing service, during 1999 the Company received a percentage of the fees earned by third parties in connection with the closing of mortgage loans. Going forward, the mortgage product will be offered through National Mortgage Center LLC (doing business as pricelinemortgage ( "pricelinemortgage"), a Company that has been licensed to use the priceline.com demand collection system. The Company also generates revenues through adaptive marketing programs with third parties that pay the Company fees for marketing their customer acquisition programs. Additionally, the Company generates revenues from third party sources, including a customer processing fee for airline, hotel and rental car services, and ancillary reservation booking fees from the Worldspan reservation system for booking of airline flight segments and hotel reservations through the Worldspan system. Consumer processing fees are payable to the Company and recognized as revenue only upon completion of successful transactions.

      The manner in which and time at which revenues are recognized differs depending on the product or service sold through the priceline.com service. With respect to airline ticket, hotel room and rental car services, revenues are generated by transactions with customers who make offers to purchase airline tickets and reserve hotel rooms and rental cars supplied to priceline.com by participating sellers. Revenues and related costs are recognized if, and when, the Company accepts and fulfills the customer's offer. Because priceline.com is the merchant of record in these transactions, revenue for these services includes the offer price paid by the customer, net of certain taxes and fees. Airline, hotel and rental car revenues also may include fees from third parties for adaptive marketing programs. With respect to automobile services, fees or other payments payable by the seller and /or the customer are recognized as revenue. With respect to home financing services, the Company receives no fees from consumers. The Company recognizes revenue from fees paid directly by its strategic partner through the operation of its home financing services. Because the Company acts as an intermediary between the customer and the seller in auto and home financing transactions, revenues for these products and services are recorded at the amount of the fee received, and not on the value of the underlying transaction, when the transaction is completed. Automobile and home financing services revenues also may include fees from third parties for adaptive marketing programs.

      Priceline.com expressly permits only credit cards as an acceptable form of payment from its consumers. On rare occasions, the Company provides refunds and makes certain customer accommodations to individual customers to satisfy disputes and complaints. The Company accrues for such expected losses and classifies the resulting expense as an addition to the allowance for doubtful accounts. The Company extends customary payment terms to corporate customers such as automobile dealers and adaptive marketing sponsors.

      Sales and Marketing--Sales and marketing expenses are comprised primarily of costs of radio and newspaper advertising, costs of the third-party offer-taking call center, credit card processing fees, provisions for customer accommodations and charge-backs, and compensation for the Company's sales and marketing personnel. All sales and marketing costs are expensed as incurred.

      Systems and Business Development--Systems and business development expenses are comprised primarily of compensation to the Company's information systems and product development staff and payments to outside contractors, data communications and other expenses associated with operating the Company's Web site, depreciation on computer hardware and licensing fees for computer software. Such costs are expensed as incurred.

      Equity-Based Compensation--The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of priceline.com's stock and the exercise price of the option.

      The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty's performance is complete or the date on which it is probable that performance will occur.

      Income Taxes--The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the temporary difference between the financial statement and tax basis of assets and liabilities using presently enacted tax rates in effect. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

      During the period that priceline.com operated as an LLC, it was treated substantially as a partnership for tax purposes and, accordingly, the tax effect of its activities accrued to its members through July 1998.

      Net Loss Per Share--The Company computes basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share". SFAS 128 requires the Company to report both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Since the Company incurred losses for all periods presented, the inclusion of options in the calculation of weighted average common shares is anti-dilutive; and therefore there is no difference between basic and diluted earnings per share.

      Business Risk--Business risks include the following:

      Competition--The markets for the products and services offered on the priceline.com service are intensely competitive. The Company competes with both traditional distribution channels and online services. The Company currently or potentially competes with a variety of companies with respect to each product or services offered. The Company potentially faces competition from a number of large online services that have expertise in developing online commerce and in facilitating Internet traffic. Many competitors have significant competitive advantages. For example, airlines, hotels and other suppliers also sell their products and services directly to consumers and have established Web sites. Internet directories, search engines and large traditional retailers have significantly greater operating histories, customer bases, technical expertise, brand recognition and/or online commerce experience than the Company. In addition, certain competitors may be able to devote significantly greater resources to furthering their business.

      Dependence on Airline Industry and Certain Carriers--The Company's near term, and possibly long term, prospects are significantly dependent upon the sale of leisure airline tickets. Sales of leisure airline tickets represented approximately 85% and 86% of total revenues for the years ended December 31, 1999 and 1998, respectively. As a result, currently the Company is substantially dependent upon the continued participation of the airlines in the priceline.com service in order to maintain and continue to grow its total revenues. Significantly reducing the Company's dependence on the airlines is likely to take a long period of time and there can be no guarantee that the Company will succeed in reducing that dependence.

      Concentration of Credit Risk--Financial instruments, which potentially subject the Company to concentrations of credit risk, are principally bank deposits and accounts receivable. Cash and cash equivalents and marketable securities are deposited with high credit quality financial institutions. Accounts receivable are derived from the revenues earned from customers in the U.S. and are denominated in U.S. dollars. The Company maintains an allowance for uncollectible accounts based upon the expected collectibility of accounts receivable.

      Barter Transaction--In 1999, the Company entered into one barter transaction to exchange services for advertising. The transaction was recorded at the estimated fair value of the services expected to be received. Revenue of $375,000 from this transaction was recognized in 1999, when the service was provided and will be expensed during 2000, when the advertising is provided to priceline.com.

      Segment Reporting--The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations. All of the operations and identifiable assets are in the United States.

      Reclassification--Certain amounts in prior years' financial statements have been reclassified to conform to the current year presentation.

      Recent Accounting Pronouncements

      In July 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB No. 133". The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The rule now will apply to fiscal quarters of fiscal years beginning after June 15, 2000. In June 1998, SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued. The statement will require the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined the effect of SFAS No. 133 will have on the earnings and financial position of the Company.

3. SHORT-TERM INVESTMENTS

      At December 31, 1999, the Company held short term instruments which were classified as trading securities; accordingly, they are carried at fair value on the balance sheet. Net unrealized gains (losses) of $13,000 have been recognized in the financial statements. Marketable securities at December 31, 1999 include the following (in thousands):


                                                              December 31, 1999
                                                              -----------------
                                                                    Fair
                                                                    Value
                                                              -----------------
Discounted commercial paper.............................           $22,578
Asset backed securities.................................             3,443
Municipal bonds and notes...............................            12,750
                                                                   -------
                                                                   $38,771
                                                                   =======

      Included in other assets is a $2.0 million equity investment in Lending Tree, Inc., an internet-based home financing service provider. Since the Company owns less than 20% of Lending Tree and does not exert significant influence over the investee, the Company accounts for the investment on the cost basis. In accordance with SFAS No. 115, the Company deems these securities as available for sale. Because there was no readily determinable value for shares of Lending Tree at December 31, 1999, the Company has valued its investment at cost. The Company's home financing service is offered through a joint marketing arrangement with Lending Tree.

4. ACCOUNTS RECEIVABLE

      A summary of the activity in the allowance for uncollectible accounts for the years ended December 31, 1999 and 1998 is as follows (in thousands):

                                                              1999    1998
                                                             ------  -----
Balance, beginning of year...............................    $  291   $ --
Provision charged to expense.............................     3,127    581
Charge-offs..............................................    (1,457)  (290)
                                                             ------   ----
Balance, end of year.....................................    $1,961   $291
                                                             ======   ====

5. PROPERTY AND EQUIPMENT

      Property and equipment at December 31, 1999 and 1998 consists of the following (in thousands):

                                              Estimated
                                             Useful Lives
                                               (years)        1999      1998
                                             ------------   -------    ------
Computer equipment and software............       3         $33,242    $7,034
Office equipment, furniture & fixtures and
  leasehold improvements...................    3 to 7         2,173       965
                                                            -------    ------
Total......................................                  35,415     7,999
Less accumulated depreciation and
  amortization.............................                  (7,409)   (2,072)
                                                            -------    ------
Property and equipment, net................                 $28,006    $5,927
                                                            =======    ======

      Depreciation and amortization expense was approximately $5,337,000, $1,860,000 and $212,000 for the years ended December 31, 1999 and 1998, and for the period July 18, 1997 to December 31, 1997, respectively.

6. LONG TERM DEBT

      In April 1998, priceline.com issued a promissory note to an investor for $1,000,000. The promissory note bore interest at a rate of 6% per annum. In connection with the promissory note, priceline.com issued detachable warrants to purchase 62,500 shares of common stock at $0.80 per share. The note was repaid in 1999.

7. STOCKHOLDERS' EQUITY

      In March 1999, the Company effected a 1.25:1 stock split. All share and per share amounts have been retroactively adjusted to reflect the stock split.

      On July 18, 1997, priceline.com issued 42,990,211 shares of Common Stock for the initial contributed services of the founders. No compensation expense was recognized for the contributed services as priceline.com was in the earliest phases of development. Such services included conceiving the priceline.com business model, developing business strategies and operating plans, initiating contact with airline suppliers and raising capital. There were no employment agreements related to the services initially contributed and/or the shares issued in respect of such shares.

      Also, on July 18, 1997, priceline.com issued 6,895,833 shares of Common Stock to Walker Digital in exchange for the transfer by Walker Digital to priceline.com of all the rights, title, and interest in certain patents and patent applications relating to buyer driven commerce.

      In April 1998, priceline.com issued warrants to purchase 125,000 shares of Common Stock, at a zero exercise price, to a non-employee in exchange for services rendered to the Company. The estimated fair value of the warrants at the date of grant of $100,000 was based on the value of the equivalent shares as of the grant date, that is 125,000 shares at $0.80 per share, and has been reflected as sales and marketing expense and additional paid-in-capital.

      In July 1998, priceline.com issued 8,125,000 shares of Common Stock, to the Chairman and Chief Executive Officer that resulted in the recognition of a charge of $6,500,000 with respect to these shares. The shares were issued as compensation for agreeing to accept the position.

      In April 1999, the Company completed an initial public offering in which it sold 10,000,000 shares of its Common Stock, $0.008 par value. Offering proceeds to the Company, net of underwriter discounts and commissions and other related expenses, were approximately $144.3 million. At the time of the offering, shares of the Series A and Series B Preferred Stock were automatically converted, subject to anti-dilution adjustment, into an equal number of shares of Common Stock.

      In August 1999, the Company completed a public offering in which it sold 1,000,000 shares of its Common Stock and certain stockholders of the Company sold 3,500,000 shares of common stock at a price of $67.00 per share. Offering proceeds to priceline.com, net of underwriters discounts and commissions and related expenses, were approximately $62.5 million.

8. WARRANTS TO PURCHASE COMMON STOCK

      In August 1998, priceline.com entered into a warrant agreement with Delta Air Lines ("Delta") to purchase up to 18,892,603 shares of Common Stock at an exercise price of approximately $0.93 per share (the "Delta Warrant") for agreeing to participate in the priceline.com service. Vesting was contingent upon achievement of certain predetermined performance thresholds. However, there was no penalty for failure to provide ticket inventory to satisfy these performance thresholds. Accordingly, no expense was recorded when the warrant was issued. On December 31, 1998, the Company amended its agreement with Delta to eliminate the vesting contingencies and fix the number of shares subject to the warrant at 18,619,402. The warrants were immediately vested on the date of grant, in that they are not subject to any forfeiture for any reason. The amended Delta Warrant was to become exercisable at the earlier of seven years or over three years upon the achievement of certain performance thresholds. The agreement does not require Delta to make any performance commitments, is non-exclusive and allows Delta to participate in other programs similar to the priceline.com service. Accordingly, the Company recognized approximately $58.7 million of expense based upon the fair value of the warrant on December 31, 1998, of which $3.0 million is included in cost of revenues-supplier warrant costs and $55.7 million is included in expenses-warrant costs, net in the accompanying statements of operations.

      In November 1999, the Company further amended the Delta warrant to provide Delta with a cashless exercise right. Upon the exercise of the warrant, Delta acquired a total of 16,525,834 shares of Common Stock of priceline.com. In conjunction with that transaction, Delta sold 2,085,767 shares of priceline.com Common Stock to priceline.com's founder and Vice Chairman Jay S. Walker for an aggregate purchase price of $125 million. The Company further gave Delta the right to exchange six million shares of priceline.com common stock for six million shares of newly issued convertible preferred stock that may be converted into priceline.com stock on a one-for-one basis. To date, Delta has not elected to exercise the conversion right.

      On December 31, 1998, priceline.com issued warrants to purchase 937,500 shares of Common Stock, at an exercise price of $3.20 per share, to three airlines in recognition of their being among the original participants in the priceline.com service. Because there are no requirements as to the nature or length of that participation, and the warrants are not subject to forfeiture for any reason, the Company recognized approximately $2.3 million of expense based upon the fair value of the warrants at December 31, 1998. That amount is included in expenses- warrant costs, net in the accompanying statements of operations.

      On January 29, 1999, priceline.com issued warrants to an airline to purchase 1,250,000 shares of Common Stock at an exercise price of $6.40 per share. The warrants become exercisable as follows, 50% on January 29, 2000 and 50% on January 29, 2001. The agreement requires the airline to make available to priceline.com airline ticket inventory on certain specified terms and conditions for two years. If the airline does not provide the specified airline ticket inventory, the unexercised warrants are returnable and a substantial penalty will be imposed. The fair value of the warrant of $3.1 million at the grant date was capitalized and will be amortized over the two year period during which services are expected to be provided to the Company.

      During July 1999, priceline.com issued to Continental Airlines a warrant to purchase common stock that will become exercisable upon the earlier of July 2004 or upon the achievement of certain performance thresholds. However, the agreement does not require Continental to make any performance commitments. Accordingly, priceline.com incurred a non-cash charge of approximately $88.4 million during the third quarter of 1999 representing the fair value of the warrant on the grant date. In November 1999, the Company amended the Continental warrant to allow the exercise price to fall within the range of the warrants issued to other airlines discussed below. Priceline.com incurred a non-cash charge of approximately $3.5 million during the fourth quarter as a result of the warrant amendment.

      In November 1999, the Company entered into separate Participation Warrant Agreements with each of eight major domestic airlines relating to their inclusion in the Company's leisure airline ticket service. Under the Participation Warrant Agreements, the airlines were granted warrants to purchase a total of 20 million shares of priceline.com Common Stock at exercise prices ranging from $52.625 to $59.933 per share. All warrants were fully vested on the date of grant, but generally are not exercisable until November 2005, subject to acceleration under certain circumstances. Priceline.com incurred additional warrant costs of approximately $1.1 billion during the fourth quarter of 1999 as a result of the issuance of these warrants.

9. STOCK OPTION PLANS

      In February 1999, the Company adopted the 1999 Omnibus Plan (the "1999 Plan"), which provides for grants of options as incentives and rewards to encourage employees, officers, consultants and directors in the long term success of the Company. In addition, the Company had previously adopted the 1997 Omnibus Plan (the "1997 Plan"). The 1999 Plan and 1997 Plan provide for grants of options to purchase up to 9,375,000 and 23,875,000 shares of Common Stock, respectively, at a purchase price equal to the fair market value on the date of grant. Generally, options from both plans vest over three years from the date of grant. Compensation expense for options granted to non-employees, included in general and administrative, aggregated $0 and $245,063, during the years ended December 31, 1999 and 1998, respectively.

      The following summarizes the transactions pursuant to the Plan:

                                                               Weighted
                                                                Average       Option Price
                                                 Shares       Option Price       Range
                                              ------------    ------------   ------------
Granted during 1998...........................  23,449,219         $0.93       $0.80-3.20
Forfeited.....................................    (189,374)         0.80             0.80
Cancelled.....................................    (815,625)         0.80             0.80
                                              ------------        ------     ------------
Balance at December 31, 1998..................  22,444,220         $0.94       $0.80-3.20
Granted during 1999...........................   6,481,833         55.99      3.20-139.25
Exercised.....................................  (1,614,697)         1.02        0.80-8.00
Forfeited.....................................    (286,616)        20.74      0.80-139.25
                                              ------------        ------     ------------
Balance at December 31, 1999..................  27,024,740        $13.93     $0.80-139.25
                                              ============        ======     ============
Exercisable at December 31, 1999..............  16,708,585
                                              ============
Exercisable at December 31, 1998..............        None
                                              ============
Available for grant at December 31, 1999......   4,610,563
                                              ============
Available for grant at December 31, 1998......   1,430,780
                                              ============

      No options were granted during 1997.

      The following table summarizes information about stock options outstanding at December 31, 1999:

                             OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                   ------------------------------------   ----------------------
                     NUMBER        WEIGHTED    WEIGHTED      NUMBER     WEIGHTED
    RANGE OF       OUTSTANDING     AVERAGE     AVERAGE    EXERCISABLE   AVERAGE
    EXERCISE         AS OF        REMAINING    EXERCISE      AS OF      EXERCISE
     PRICES         12/31/99         LIFE       PRICE       12/31/99     PRICE
  -------------    ----------     ---------    --------   -----------   --------
  $ .80-$   .93    19,532,282        8.53       $  .81     16,171,502     $0.80
   3.20-  13.00     2,835,458        9.12         5.99        537,083      3.42
  46.75- 139.25     4,657,000        9.68        73.83             --        --
                   ----------        ----       ------     ----------     -----
  $ .80-$139.25    27,024,740        9.07       $13.93     16,708,585     $0.88
                   ==========        ====       ======     ==========     =====

      Had compensation costs been determined based upon the fair value at grant date, the Company's pro forma net loss and pro forma net loss per share for the years ended December 31, 1999 and 1998 would have been reported as follows (in thousands, except per share amounts):

1999:                                                 Reported     Pro Forma
----                                                 ----------   ----------
Net loss...........................................  $1,055,090   $1,295,758
Net loss applicable to common shareholders.........   1,063,444    1,304,112
Basic and diluted loss per common share............        7.90         9.69

1998:                                                 Reported     Pro Forma
----                                                 ----------   ----------
Net loss...........................................    $112,243     $114,613
Net loss applicable to common shareholders.........     114,426      116,797
Basic and diluted loss per common share............        1.41         1.44

      The fair value of options granted during 1999 was determined on the date of grant using the Black-Scholes method. The weighted average fair value of options granted during 1999 was estimated to be approximately $52.45, based on the following assumptions: volatility of 107%, risk free interest rate of 5.9%, an expected life of 3 years, and no dividends.

      The fair value of options granted during 1998 was determined on the date of grant using the minimum value method. The weighted average fair value of options granted during 1998 was estimated to be approximately $0.15, based on the following assumptions: volatility of 0%, risk free interest rate of 6.0%, an expected life of 3 years, and no dividends.

10. TAXES

      Income Taxes Through July 31, 1998, priceline.com operated as a limited liability company and income taxes (benefits) accrued to the members. Accordingly, no income taxes (benefits) were reflected in the accompanying financial statements as of December 31, 1997 and for the period then ended. Since converting from an LLC to a corporation in July 1998, the Company has incurred net operating losses of approximately $1.1 billion, and accordingly, no provision for income taxes is reflected in the accompanying statements of operations.

      The tax effects of temporary differences that give rise to significant portions of deferred tax assets at December 31, 1999 and 1998 are as follows (in thousands):

                                                        1999             1998
                                                     ---------        ---------
Warrant costs ................................       $ 488,989        $  25,267
Net operating loss carryforwards .............         459,455            9,348
Start-up costs ...............................           2,300            2,988
Other ........................................          (2,801)             382
Less valuation allowance .....................        (947,943)         (37,985)
                                                     ---------        ---------
Deferred tax asset, net ......................       $      --        $      --
                                                     =========        =========

      A valuation allowance for the full amount of the net deferred tax asset was recorded at December 31, 1999 and 1998 and represents the portion of tax operating loss carryforwards and other items for which it is more likely than not that the benefit of such items will not be realized. The income tax benefit is different from the amount computed using applicable statutory federal rates for the following reasons (in thousands):

                                                          1999           1998
                                                       ---------      ---------
Income tax benefit at federal statutory rate .....     $ 369,281      $  39,285
Adjustment due to:
  LLC status through July 31, 1998 ...............                       (7,090)
  State taxes and other ..........................        64,605          5,790
  Increase in valuation allowance ................      (433,886)       (37,985)
                                                       ---------      ---------
Income tax benefit ...............................     $      --      $      --
                                                       =========      =========

      Federal Air Transportation Tax--A Federal transportation tax is imposed upon the sale of airline tickets. The tax is based on a percentage of the cost of transportation, which was 9% for periods prior to October 1, 1998, 8% for the period October 1, 1998 through September 30, 1999 and 7.5% thereafter. The Company has historically interpreted the tax regulations as requiring that the tax be computed based on the amount charged by the airline to priceline.com for the airline ticket and the Company's participating airlines have collected and remitted the tax based on this amount. The Company applied for a ruling from the Internal Revenue Service (the "Service") confirming this interpretation. In December 1999, the Service indicated to the Company that it was unlikely that a favorable ruling would be issued. The Company subsequently withdrew its ruling request because of the uncertainty of the outcome. Because the Company anticipated the possibility of an adverse ruling on this issue, the Company accrued approximately $1.9 million relating to the balance of the tax liability for tickets sold prior to that date. The Company believes this accrual to be adequate, but there can be no assurance as to the final outcome because a formal ruling has not been issued by the service.

11. LICENSING, MARKETING and TECHNOLOGY AGREEMENTS

      In 1999, priceline.com licensed its name and demand collection system to Priceline WebHouse Club, Inc. ("WebHouse") and agreed to provide certain services to WebHouse. WebHouse is an independent company. Under the negotiated agreements, priceline.com receives a royalty based on a percentage of WebHouse revenues and payments for services at estimated fair value. The Company realized $33,777 of royalty revenue in 1999. As an inducement to enter into a relationship with WebHouse, priceline.com received a warrant to purchase a majority of the shares of WebHouse common stock. The warrants are non-forfeitable, fully vested upon grant, exercisable in five years or earlier upon the occurrence of certain events, and do not require the performance of any additional services. Upon receipt of the warrant in the fourth quarter, priceline.com recognized $188.8 million of income representing the amount of the estimated fair value of the warrants, based on an independent valuation. Priceline.com is negotiating a similar arrangement with another independent Licensee, Priceline Perfect Yardsale, Inc. ("Yardsale").

      Additionally, priceline.com and WebHouse entered into an Intellectual Property License Agreement, Marketing and Technical Services Agreement and a Services Agreement pursuant to which priceline.com provides certain marketing, technology and other services to WebHouse and receives compensation at fair value for services rendered. Accordingly, WebHouse paid the Company $1.65 million during 1999 under these agreements.

      Priceline.com and Yardsale also entered into a preliminary agreement pursuant to which priceline.com licenses its name and demand collection system and provides certain marketing, technology and other services to Yardsale and receives compensation at fair value for services rendered. The agreements with Yardsale were not in effect until after January 1, 2000.

12. COMMITMENTS AND CONTINGENCIES

      Legal Proceedings On January 6, 1999, priceline.com received notice that a third party patent applicant and patent attorney, Thomas G. Woolston, purportedly had filed in December 1998 with the United States Patent and Trademark Office a request to declare an interference between a patent application filed by Woolston and priceline.com's U.S. Patent 5,794,207. Priceline.com currently is awaiting information from the Patent Office regarding whether it will initiate an interference proceeding.

      On January 19, 1999, Marketel International Inc. (Marketel), a California corporation, filed a lawsuit against priceline.com, among others. On February 22, 1999, Marketel filed an amended and supplemental complaint. The amended complaint filed by Marketel alleges causes of action for, among other things, misappropriation of trade secrets, breach of contract, conversion, breach of confidential relationship, copyright infringement, fraud, unfair competition and false advertising, and seeks injunctive relief and damages in an unspecified amount. In its amended complaint, Marketel alleges, among other things, that the defendants conspired to misappropriate Marketel's business model, which allegedly was provided in confidence approximately ten years ago. The amended complaint also alleges that four former Marketel employees are the actual sole inventors or co-inventors of U.S. Patent 5,794,207, which was issued on August 11, 1998 and has been assigned to priceline.com. Marketel asks that the patent's inventorship be corrected accordingly.

      On February 5, and February 10, 1999, the Company filed their answer and amended answer, respectively, to the amended complaint, in which they denied the material allegations of liability in the complaint. Priceline.com strongly dispute the material legal and factual allegations contained in Marketel's amended complaint and believes that the amended complaint is without merit. Priceline.com intends to defend vigorously against the action. Pursuant to the indemnification obligations contained in the Purchase and Intercompany Services Agreement with Walker Digital, Walker Digital has agreed to indemnify, defend and hold harmless priceline.com for damages, liabilities and legal expenses incurred in connection with the Marketel litigation.

      On October 13, 1999, priceline.com filed a complaint in the United States District Court for the District of Connecticut under the caption Priceline.com Incorporated v. Microsoft Corporation and Expedia, Inc., No. 399CV1991 (AWT) alleging that Microsoft Corporation and Expedia, Inc., a subsidiary of Microsoft Corporation, infringe priceline.com's U.S. Patent 5,794,207 by operating the defendants' "Hotel Price Matcher" service, and that the defendants' conduct toward priceline.com violated the Connecticut Unfair Trade Practices Act. On December 20, 1999 defendants moved the Court to dismiss the complaint for failure to name a necessary party, Marketel. On March 21, 2000, the presiding judge stated that he intends to deny defendant's motion to dismiss, and that a decision will be forthcoming. On December 23, 1999 the Court granted priceline.com's motion to supplement the complaint to expressly include defendant's "Flight Price Matcher" service. In the lawsuit, priceline.com is seeking declaratory relief, permanent injunctive relief and actual and punitive damages.

      From time to time the Company has been and expects to continue to be subject to legal proceedings and claims in the ordinary course of business, and including claims of alleged infringement of third party intellectual property rights by the Company. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

      The Company is unable to predict the outcome of the legal proceedings referred to above.

      Airline Alliances and Relationships Priceline.com has entered into Airline Participation Agreements with twenty-eight airlines for the supply of airline tickets. The Airline Participation Agreements do not commit the airlines to provide tickets for any particular routes or at a discount to their retail prices, but outline the terms and conditions under which tickets may be sold pursuant to fares, rules and availability that the airlines may provide from time to time. The Airline Participation Agreements are generally subject to termination upon 30 days notice by priceline.com or the airline.

      Employment Contracts At December 31, 1999, priceline.com had entered into employment agreements with certain members of senior management that provide for minimum annual compensation of approximately $2.4 million in the aggregate. The agreements provide for periods of employment of up to five years. Generally, the agreements provide for the grant of stock options under the 1999 and 1997 Omnibus Plans.

13. BENEFIT PLAN

      Priceline.com adopted a defined contribution 401(k) savings plan (the
Plan) during 1998 covering all employees who are at least 21 years old and have completed 6 months of service. The Plan allows eligible employees to contribute up to 20% of their eligible earnings, subject to a statutorily prescribed annual limit. The Company may make matching contributions on a discretionary basis to the Plan. All participants are fully vested in their contributions and investment earnings. During the years ended December 31, 1999 and 1998, the Company did not make any matching contributions to the Plan.

14. OTHER RELATED PARTY TRANSACTIONS

      The Founder and Vice Chairman of priceline.com also serves as non-executive Chairman of NewSub Services, Inc. ("NewSub"), a direct marketing company co-founded by him. The Company participates in certain adaptive marketing programs with NewSub. During the years ended December 31, 1999 and 1998, the Company recognized revenue of $202,322 and $0, respectively, and sales and marketing expense of $579,338 and $80,799, respectively, related to these programs.

      In June 1998, priceline.com issued a promissory note to a Walker Digital for $1,000,000. The promissory note bore interest at a rate of 6% per annum and was due June 30, 1999. The note has been repaid.

      In December 1998, priceline.com completed a private placement of Series B Convertible Preferred Stock with several investors, including GAP and Vulcan Ventures Incorporated. Fees of $850,000 have been paid to a company, in which a director a priceline.com is a director and stockholder, in connection with this transaction.

      In April 1999, priceline.com made a $3.3 million loan to Mr. Richard S. Braddock for the payment of taxes related to the issuance to Mr. Braddock of 8,125,000 shares of common stock in August 1998. The loan bears interest at 5.28% per annum. Interest is payable annually and principal is payable in January 2004.

      In July 1999, priceline.com made a $6.0 million loan to an executive of the Company, pursuant to the terms of his employment agreement dated June 14, 1999. The loan bears interest annually at 5.82% per annum. Subject to certain prepayment obligations and to forgiveness in the event of certain changes of control, death, or termination without cause, pursuant to the terms of this loan, accrued interest and principal are payable after five years, but are forgiven under certain circumstances if the executive remains employed by the Company at that time. Upon any forgiveness of the loan, the Company would recognize as compensation expense an amount up to the amount of principal and interest forgiven.

15. SUBSEQUENT EVENTS

      In March 2000, the Company entered into an agreement with Alliance Capital Partners, pursuant to which Alliance has formed an operating subsidiary, pricelinemortgage, for the primary purpose of acting as a broker and/or lender of residential mortgage loans in connection with the priceline.com mortgage service. Priceline.com has agreed to provide $3.62 million of financing to an affiliate of Alliance in the form of a convertible secured note and has agreed to license the "priceline" name and business model for use by pricelinemortgage. Alliance has agreed to provide management services to pricelinemortgage, including the procurement of personnel and office space and assistance in obtaining regulatory approvals.

      In February 2000, the Company announced the resignation of Paul Francis, Executive Vice President and Chief Financial Officer and the hiring of Heidi Miller as Senior Executive Vice President, Chief Financial Officer, Strategy, Planning and Administration.

      In the first quarter 2000, priceline.com made loans to two executives aggregating $5.0 million, which bear interest at 6.56%. Subject to certain prepayment obligations and to forgiveness in the event of certain changes of control, death, or termination without cause, pursuant to the terms of these loans, accrued interest and principal are payable after five years, but are forgiven under certain circumstances if the executive remains employed by the Company at that time. Upon any forgiveness of the loans, the Company would recognize as compensation expense an amount up to the amount of principal and interest forgiven.

16.  SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

      The follow table sets forth certain key interim financial information for the years ended December 31, 1999 and 1998.

                                                                      First            Second             Third             Fourth
                                                                     Quarter           Quarter           Quarter           Quarter
                                                                    ---------         ---------         ---------         ---------
                                                                                (In thousands, except per share amounts)
1999:
Revenues ...................................................        $  49,411         $ 111,564         $ 152,222         $ 169,213
Cost of revenue:
  Product costs ............................................           43,659           100,664           133,628           145,104
  Supplier warrant costs ...................................              381               381               381               381
                                                                    ---------         ---------         ---------         ---------
Total cost of revenues .....................................           44,040           101,045           134,009           145,485
                                                                    ---------         ---------         ---------         ---------
Gross profit ...............................................            5,371            10,519            18,213            23,728
                                                                    ---------         ---------         ---------         ---------
Operating expenses:
  Warrant costs, net .......................................                                               88,389           910,443
  Sales and marketing ......................................           17,138            17,733            21,413            23,293
  General and administrative ...............................            3,667             5,503             8,390            10,049
  Systems and business development .........................            2,184             3,469             4,593             3,777
                                                                    ---------         ---------         ---------         ---------
Total expenses .............................................           22,989            26,705           122,785           947,562
                                                                    ---------         ---------         ---------         ---------
Operating loss .............................................          (17,618)          (16,186)         (104,572)         (923,834)
Other income (expense) .....................................              458             1,929             2,356             2,377
                                                                    ---------         ---------         ---------         ---------
Net loss ...................................................          (17,160)          (14,257)         (102,216)         (921,457)
Accretion on preferred stock ...............................           (8,354)
                                                                    ---------         ---------         ---------         ---------
Net loss applicable to common stockholders .................        $ (25,514)        $ (14,257)        $(102,216)        $(921,457)
                                                                    =========         =========         =========         =========
Net loss per basic and diluted common share ................        $   (0.27)        $   (0.10)        $   (0.71)        $   (5.91)
                                                                    =========         =========         =========         =========
Weighted average common shares outstanding .................           94,939           142,320           144,501           156,032
                                                                    =========         =========         =========         =========

1998:
Revenues ...................................................                          $   7,022         $   9,222         $  18,993
Cost of revenue:
  Product costs ............................................                              7,943             8,851            16,702
  Supplier warrant costs ...................................                                                                  3,029
                                                                                      ---------         ---------         ---------
Total cost of revenues .....................................                              7,943             8,851            19,731
                                                                                      ---------         ---------         ---------
Gross profit ...............................................                               (921)              371              (738)
                                                                                      ---------         ---------         ---------
Operating expenses:
  Warrant costs, net .......................................                                                                 57,979
  Sales and marketing ......................................        $   1,130             6,635             8,160             8,463
  General and administrative ...............................            1,697             3,102             9,400             3,806
  Systems and business development .........................            1,926             3,442             2,801             2,962
                                                                    ---------         ---------         ---------         ---------
Total expenses .............................................            4,753            13,179            20,361            73,210
                                                                    ---------         ---------         ---------         ---------
Operating loss .............................................           (4,753)          (14,100)          (19,990)          (73,948)
Other income (expense) .....................................               50               113               142               244
                                                                    ---------         ---------         ---------         ---------
Net loss ...................................................           (4,703)          (13,987)          (19,848)          (73,704)
Accretion on preferred stock ...............................                                                                 (2,183)
                                                                    ---------         ---------         ---------         ---------
Net loss applicable to common stockholders .................        $  (4,703)        $ (13,987)        $ (19,848)        $ (75,887)
                                                                    =========         =========         =========         =========
Net loss per basic and diluted common share ................        $   (0.08)        $   (0.17)        $   (0.19)        $   (0.81)
                                                                    =========         =========         =========         =========
Weighted average common shares outstanding .................           55,487            81,297           105,411            93,168
                                                                    =========         =========         =========         =========

                                    INDEX TO EXHIBITS

Exhibit Number                          Description
--------------                          -----------
2.1*              Agreement of Merger, dated as of July 31, 1998, between
                  priceline.com LLC and the Registrant.
3.1*              Form of Amended and Restated Certificate of Incorporation of
                  the Registrant.
3.2*              Form of By-Laws of the Registrant.
4.1               Reference is hereby made to Exhibits 3.1 and 3.2.
4.2*              Specimen Certificate for Registrant's Common Stock.
4.3*              Amended and Restated Registration Rights Agreement, dated as of December 8, 1998, among the Registrant and certain
                  stockholders of the Registrant.
10.1.1*           1997 Omnibus Plan of the Registrant.
10.1.2*           1999 Omnibus Plan of the Registrant.
10.2*             Stock Purchase Agreement, dated July 31, 1998, among the
                  Registrant and the investors named therein, as amended.
10.3*             Stock Purchase Agreement, dated as of December 8, 1998, among the Registrant and the investors named therein, as amended.
10.4              Reference is hereby made to Exhibit 4.3.
10.5*             Purchase and Intercompany Services Agreement, dated April 6,
                  1998, among the Registrant, Walker Asset Management Limited
                  Partnership, Walker Digital Corporation and Priceline Travel,
                  Inc.
10.6.1*           Employment Agreement, dated as of January 1, 1998, between Jay
                  S. Walker, Walker Digital Corporation, the Registrant and
                  Jesse M. Fink.
10.6.2*           Amendment No. 1 to Employment Agreement, dated November 16,
                  1998 between the Registrant and Jesse M. Fink.
10.7.1*           Employment Agreement, dated as of July 23, 1998, between the
                  Registrant and Timothy G. Brier.
10.7.2*           Amendment No. 1 to Employment Agreement, dated November 16,
                  1998, between the Registrant and Timothy G. Brier.
10.8*             Amended and Restated Employment Agreement, dated as of August
                  15, 1998, by and between the Registrant and Richard S.
                  Braddock.
10.9*             Airline Participation Agreement, dated April 1998, by and
                  among the Registrant, Priceline Travel, Inc. and Trans World
                  Airlines, Inc.
10.10*+           Airline Participation Agreement, dated October 2, 1998, by and among the Registrant, Priceline Travel, Inc. and Northwest
                  Airlines, Inc.
10.11.1*+         General Agreement, dated August 31, 1998, by and among the
                  Registrant, Priceline Travel, Inc. and Delta Air Lines, Inc.
10.11.2*+         Airline Participation Agreement, dated August 31, 1998, by and among the Registrant, Priceline Travel, Inc. and Delta Air
                  Lines, Inc.
10.11.3*+         Amendment to the Airline Participation Agreement and the
                  General Agreement, dated December 31, 1998, between and among the Registrant, Priceline Travel, Inc. and Delta Air Lines,
                  Inc.
10.11.4***        Letter Agreement, dated July 16, 1999, between the Registrant and Delta Air Lines, Inc.
10.11.5           Master Agreement, dated November 17, 1999, between the
                  Registrant and Delta Air Lines, Inc.
10.11.6           Amendment to the Airline Participation Agreement and the
                  General Agreement, dated November 17, 1999, by and among the Registrant, Priceline Travel, Inc. and Delta Air Lines, Inc.
10.11.7+          Participation Warrant Agreement, dated as of November 17,
                  1999, between the Registrant and Delta Air Lines, Inc.
10.12*+           Airline Participation Agreement, dated December 31, 1998, by and among the Registrant, Priceline Travel, Inc. and America
                  West Airlines.
10.13*+           Internet Marketing and Licensing Agreement, as of August 1,
                  1998, between the Registrant and LendingTree, Inc.
10.14*            Systems Access Agreement, dated as of August 4, 1997, between the Registrant and WORLDPAN, L.P.

Exhibit Number                          Description
--------------                          -----------
10.15*            Master Agreement for Outsourcing Call Center Support, dated as of April 6, 1998, between the Registrant and CALLTECH
                  Communications, Incorporated.
10.16*            Form of Participation Warrant Agreement.
10.17.1*+         Participation Warrant Agreement, dated as of December 31,
                  1998.
10.17.2*+         Amendment No. 1, dated as of February 4, 1999, to Warrant
                  Participation Agreement, dated as of December 31, 1999.
10.17.3*+         Amendment No. 2, dated as of March 3, 1999, to Participation
                  Warrant Agreement, dated as of December 31, 1998, as
                  previously amended to Amendment No. 1 to Warrant Participation
                  Agreement, dated as of February 4, 1999.
10.18***          Employment Agreement, dated as of June 14, 1999, between the
                  Registrant and Daniel H. Schulman.
10.19.1***        Airline Participation Agreement, dated July 16, 1999, between the Registrant and Continental Airlines, Inc.
10.19.2***        Participation Warrant Agreement, dated July 16, 1999, between the Registrant and Continental Airlines, Inc.
10.19.3           First Amendment to Participation Warrant Agreement, dated as of November 17, 1999, by and between the Registrant and
                  Continental Airlines, Inc.
10.19.4+          Participation Warrant Agreement, dated November 17, 1999,
                  between the Registrant and Continental Airlines, Inc.
10.20****         License Agreement, dated July 20, 1999 between Walker Digital
                  Corporation and the Registrant.
10.21             Sublease, dated October 1999, between Oxford Health Plans,
                  Inc., as Sub-Landlord and the Registrant, as Sub-Tenant, and Agreement of Lease, dated June 16, 1993, as amended, between Prudential Insurance Company of America, as Landlord, and
                  Oxford Health Plans, Inc., as Tenant.
10.22.1           Securityholders' Agreement, dated as of October 26, 1999,
                  among the Registrant, Priceline WebHouse Club, Inc., Walker
                  Digital, LLC and the Investors signatory thereto.
10.22.2+          Intellectual Property License Agreement, dated as of October
                  26, 1999, between the Registrant and Priceline WebHouse Club,
                  Inc.
10.22.3+          Marketing and Technical Services Agreement, dated as of
                  October 26, 1999, between the Registrant and Priceline
                  WebHouse Club, Inc.
10.22.4+          Warrant Agreement, dated as of October 26, 1999, between the
                  Registrant and Priceline WebHouse Club, Inc.
10.22.5+          Services Agreement, dated as of October 26, 1999, between the
                  Registrant and Priceline WebHouse Club, Inc.
10.23.1+          Airline Participation Agreement, dated as of November 15,
                  1999, by and between the Registrant and United Air Lines, Inc.
10.23.2+          Participation Warrant Agreement, dated as of November 15,
                  1999, by and between the Registrant and United Air Lines, Inc.
10.24.1+          Airline Participation Agreement, dated as of November 17,
                  1999, by and between the Registrant and US Airways, Inc.
10.24.2+          Participation Warrant Agreement, dated as of November 17,
                  1999, by and between the Registrant and US Airways, Inc.
10.25.1+          Airline Participation Agreement, dated as of November 17,
                  1999, by and between the Registrant and American Airlines, Inc.
10.25.2+          Participation Warrant Agreement, dated as of November 17,
                  1999, by and between the Registrant and American Airlines, Inc.
10.26+            Participation Warrant Agreement, dated as of November 17,
                  1999, by and between the Registrant and Trans World Airlines, Inc.
10.27+            Participation Warrant Agreement, dated as of November 17,
                  1999, by and between the Registrant and Northwest Airlines, Inc.
10.28+            Participation Warrant Agreement, dated as of November 17,
                  1999, by and between the Registrant and America West Airlines
10.29             Continuing Employment Agreement, dated as of December 16,
                  1999, between the Registrant and Melissa M. Taub.
12.1              Computation of Ratio of Earnings to Fixed Charges.
23.1              Consent of Deloitte & Touche LLP.
27.1              Financial Data Schedule.

* Previously filed as an exhibit to the Form S-1 (Registration No. 333-69657) filed in connection with priceline.com's initial public offering and incorporated herein by reference.

** Previously filed as an exhibit to the Form 10-Q filed on May 17, 1999 and incorporated herein by reference.

*** Previously filed as an exhibit to the Form S-1 (Registration No. 333-83513) filed in connection with priceline.com's secondary public offering and incorporated herein by reference.

****  Previously filed as an exhibit to the Form 10-Q filed on November 15, 1999

+ Certain portions of this document have been omitted pursuant to a confidential treatment request.