Form 10-Q
period 2000-03-31
PRICELINE COM INC
filed 2000-05-16
CIK 1075531

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                              ---------------

                                 FORM 10-Q
(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2000

                                     OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________ to __________

                       Commission File Number 0-25581


                         PRICELINE.COM INCORPORATED
-------------------------------------------------------------------------------
           (Exact name of Registrant as specified in its charter)


           Delaware                                    06-1528493
--------------------------------             ----------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                  Identification Number)


                           800 Connecticut Avenue
                         Norwalk, Connecticut 06854
-------------------------------------------------------------------------------
                  (Address of principal executive offices)


                               (203)299-8000
-------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)


                                    N/A
-------------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed, since last report.)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES |X| . NO__.

Number of shares of Common Stock outstanding at May 10, 2000:

  Common Stock, par value $0.008 per share                 170,924,185
----------------------------------------------       --------------------------
               (Class)                                  (Number of Shares)



                         PRICELINE.COM INCORPORATED
                                 FORM 10-Q

                    FOR THE QUARTER ENDED MARCH 31, 2000

PART I - UNAUDITED FINANCIAL INFORMATION

      ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS.............................3
               CONDENSED BALANCE SHEETS AS OF DECEMBER 31, 1998 AND
                  SEPTEMBER 30, 1999.........................................3
               CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
                  MONTHS ENDED MARCH 31, 2000 AND 1999.......................4
               CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED MARCH 31, 2000..................5
               CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE THREE
                  MONTHS ENDED MARCH 31, 2000 AND 1999.......................6
               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS..........7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS................................9

PART II - OTHER INFORMATION

      ITEM 1.  LEGAL PROCEEDINGS............................................28
      ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS....................28
      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........29
      ITEM 5.  OTHER INFORMATION............................................29
      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.............................31
      SIGNATURES............................................................32


PART I. - UNAUDITED FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                         PRICELINE.COM INCORPORATED
                        CONSOLIDATED BALANCE SHEETS
                               (IN THOUSANDS)

                                                                   MARCH 31, DECEMBER 31,
                                                                    2000           1999
                                                                    ----           ----
                            ASSETS                               (UNAUDITED)
Current assets:
   Cash and cash equivalents.................................       $125,855     $133,172
   Short-term investments....................................         23,625       38,771
   Accounts receivable, net of allowance for doubtful
accounts of $3,075 and $1,961.........                                52,751       21,289
   Related party receivable..................................            108          508
   Prepaid expenses and other current assets.................         15,782       17,999
                                                                      ------       ------
     Total current assets....................................         218,121      211,739
Property and equipment, net..................................         37,130       28,006
Related party receivable.....................................         13,404        8,838
Warrants to purchase common stock of Priceline WebHouse Club,
  Inc........................................................        189,000      189,000
Other assets.................................................         25,062        4,303
                                                                      ------        -----
      Total assets...........................................       $482,717     $441,886
                                                                    ========     ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable..........................................        $59,411      $24,302
   Accrued expenses..........................................         13,766       13,695
   Other current liabilities.................................          4,280        1,253
                                                                       -----        -----
       Total current liabilities.............................         77,457       39,250
                                                                      ------       ------

Stockholders' equity:
     Common stock, $0.008 par value, authorized 1,000,000 shares; issued and outstanding, 170,162 and 163,867 shares,
       respectively..........................................          1,361         1,311
     Additional paid-in capital..............................      1,591,880     1,581,708
     Accumulated other comprehensive income..................          5,969
     Accumulated deficit.....................................     (1,193,950)   (1,180,383)
                                                                 -----------   -----------


     Total stockholders' equity..............................        405,260       402,636
                                                                     -------       -------
      Total liabilities and stockholders' equity.............       $482,717      $441,886
                                                                    ========      ========

                     See notes to financial statements.



                         PRICELINE.COM INCORPORATED
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
                   (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                               THREE MONTHS ENDED MARCH 31,
                                               ----------------------------

                                                         2000           1999
                                                         ----           ----

   Revenues..................................       $ 313,798       $ 49,411
   Cost of revenues:
      Product costs..........................         264,771         43,659
      Supplier warrant costs.................             381            381
                                                    ---------      ---------
         Total costs of revenues.............         265,152         44,040

   Gross profit..............................          48,646          5,371
                                                    ---------      ---------

  Operating expenses:
      Sales and marketing....................          40,449         17,138
      General and administrative (including $5,907
        of option payroll taxes in 2000).....          18,611          3,667
      Systems and business development.......           5,868          2,184
                                                    ---------      ---------
         Total operating expenses............          64,928         22,989
                                                    ---------      ---------

   Operating loss............................        (16,282)       (17,618)

   Interest income, net......................          2,715            458
                                                    ---------      ---------

   Net loss..................................        (13,567)       (17,160)
   Accretion on preferred stock..............                        (8,354)
                                                    ---------      ---------

   Net loss applicable to common stockholders      $ (13,567)      $(25,514)
                                                   ==========      =========

 Net loss applicable to common stockholders
  per basic and diluted common share.........      $   (0.08)      $  (0.27)
                                                   ==========      =========

 Weighted average number of basic and
  diluted common shares outstanding..........         166,467         94,939
                                                   ==========      =========


                     See notes to financial statements.


                         PRICELINE.COM INCORPORATED
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            AS OF MARCH 31, 2000
                                (UNAUDITED)
                               (IN THOUSANDS)

                                                        ADDITIONAL                        OTHER
                                                          PAID-IN      ACCUMULATED     COMPREHENSIVE
                                    COMMON STOCK          CAPITAL        DEFICIT          INCOME        TOTAL
                                    ------------          -------        -------          ------        -----
                                 SHARES     AMOUNT
                                 ------     ------
Balance, January 1, 2000....    163,867     $1,311       $1,581,708    $(1,180,383)                    $402,636


  Exercise of options to          6,295         50           10,172                                      10,222
  purchase common stock.....

Comprehensive income:

   Net loss.................                                               (13,567)                     (13,567)

   Unrealized gain on
   investments............                                                                $5,969          5,969
                                                                                          ------          -----

  Total comprehensive
  loss.................                                                                   $5,969         (7,598)
                                                                                          ------         -------


Balance, March 31, 2000         170,162     $1,361       $1,591,880    $(1,193,950)       $5,969       $405,260
                                =======     ======       ==========    ============       ======       ========


                     See notes to financial statements.



                         PRICELINE.COM INCORPORATED
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                               (IN THOUSANDS)

                                                          THREE MONTHS ENDED
                                                             MARCH 31,
                                                               2000           1999
                                                               ----           ----
       OPERATING ACTIVITIES:
       Net loss....................................        $(13,567)      $(17,160)
       Adjustments to reconcile net loss to net
         cash used in operating activities:
         Depreciation and amortization.............           2,672            748
         Provision for uncollectible accounts......           1,114            399
         Warrant costs, net........................             381            381
         Changes in assets and liabilities:
           Accounts receivable.....................         (36,742)        (6,615)
           Prepaid expenses and other current                 1,836         (1,268)
         assets....................................
           Accounts payable and accrued expenses...          35,180          7,757
           Other assets............................             617           (782)
            Other current liabilities..............           3,027           (587)
                                                              -----        -------

         Net cash used in operating activities               (5,482)       (17,127)
                                                            -------       --------

       INVESTING ACTIVITIES:
          Additions to property and equipment......         (11,796)        (4,830)
          Purchase of  investments.................         (15,401)
          Proceeds from sales of short-term                  15,146
          investments..............................          ------
        Net cash used in investing activities......         (12,051)        (4,830)
                                                           --------        -------

       FINANCING ACTIVITIES:
         Principal payments under capital lease                  (6)            (6)
         obligations...............................
         Issuance of common stock and subscription
         units.....................................          10,222
         Deferred offering costs...................                         (1,036)
                                                             -------        -------
        Net cash provided by (used in) financing             10,216         (1,042)
                                                             ------        -------
         activities


       Net increase in cash and cash equivalents...          (7,317)       (22,999)
       Cash and cash equivalents, beginning of              133,172         53,593
         period....................................         -------         ------


       Cash and cash equivalents, end of period....        $125,855        $30,594
                                                           ========        =======

       SUPPLEMENTAL CASH FLOW INFORMATION:
         Cash paid during the period for interest..              $1             $2
                                                           ========        =======

                     See notes to financial statements.


                         PRICELINE.COM INCORPORATED
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000.

2.    NET LOSS PER SHARE

      The Company computes basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share". SFAS 128 requires the Company to report both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Since the Company incurred losses for all periods presented, the inclusion of options in the calculation of weighted average common shares is anti-dilutive; and therefore there is no difference between basic and diluted earnings per share.

3.    OTHER ASSETS

      Other assets consist of the following as of March 31, 2000:

        Equity investments in publicly traded     $12,969
        companies
        Convertible Notes                          10,401
        Other                                       1,692
                                                  -------
        Long-term investments                     $25,062
                                                  =======



      In 2000, the Company entered into several transactions with internet businesses. The equity investments in two of these businesses, Lastminute.com and LendingTree.com, the stock of each of which is publicly traded, are recorded at the closing market price of the shares as of the balance sheet date. The convertible notes of $6.8 million and $3.6 million, in MyPrice and Alliance Capital Partners, respectively, are recorded at cost. The cumulative unrealized gain of $6.0 million on the publicly traded equity investments is included in accumulated other comprehensive income.

      The warrants to purchase shares of priceline WebHouse Club are carried at cost, which the Company believes is less than fair market value at March 31, 2000. Neither the warrants nor the underlying shares are publicly traded.


4.    COMPREHENSIVE INCOME

   Following are components of the Company's comprehensive income:

                                                        THREE MONTHS
                                                      ENDED, MARCH 31,
                                                           2000
                                                           ----

Net loss                                                $(13,567)
Other comprehensive income:
  Unrealized gain on investments                           5,969
                                                           -----
Total comprehensive loss                                $ (7,598)
                                                        ========

5.    COMMITMENTS AND CONTINGENCIES

      On January 6, 1999, we received notice that a third party patent applicant and patent attorney, Thomas G. Woolston, purportedly had filed in December 1998 with the United States Patent and Trademark Office a request to declare an interference between a patent application filed by Woolston and our U.S. Patent 5,794,207. We are currently awaiting information from the Patent Office regarding whether it will initiate an interference proceeding.

      On January 19, 1999, Marketel International Inc. (Marketel), a California corporation, filed a lawsuit against us, among others. On February 22, 1999, Marketel filed an amended and supplemental complaint. On May 9, 2000, Marketel filed a third amended complaint against us and Priceline Travel, Inc. The third amended complaint alleges causes of action for misappropriation of trade secrets, conversion, false advertising of trade secrets, conversion, false advertising and for correction of inventorship in U.S. Patent 5,794,207. In its third amended complaint, Marketel alleges, among other things, that the defendants conspired to misappropriate Marketel's business model, which allegedly was provided in confidence approximately ten years ago. The third amended complaint also alleges that four former Marketel employees are the actual sole inventors or co-inventors of U.S. Patent 5,794,207, which was issued on August 11, 1998 and has been assigned to priceline.com. Marketel asks that the patent's inventorship be corrected accordingly.

      On February 5, and February 10, 1999, we filed an answer and amended answer, respectively, to the amended complaint, in which we denied the material allegations of liability in the complaint. We strongly dispute the material legal and factual allegations contained in Marketel's amended complaint and believe that the amended complaint is without merit. We intend to defend vigorously against the action. Pursuant to the indemnification obligations contained in the Purchase and Intercompany Services Agreement with Walker Digital, Walker Digital has agreed to indemnify, defend and hold us harmless for damages, liabilities and legal expenses incurred in connection with the Marketel litigation.

      On October 13, 1999, we filed a complaint in the United States District Court for the District of Connecticut under the caption Priceline.com Incorporated v. Microsoft Corporation and Expedia, Inc., No. 399CV1991 (AWT) alleging that Microsoft Corporation and Expedia, Inc., a subsidiary of Microsoft Corporation, infringe our U.S. Patent 5,794,207 by operating the defendants' "Hotel Price Matcher" service, and that the defendants' conduct toward us violated the Connecticut Unfair Trade Practices Act. On December 20, 1999, defendants moved the Court to dismiss the complaint for failure to name a necessary party, Marketel. On March 21, 2000, the presiding judge stated that he intends to deny defendant's motion to dismiss, and that a decision will be forthcoming. On December 23, 1999, the Court granted our motion to supplement the complaint to expressly include defendant's "Flight Price Matcher" service. In the lawsuit, we are seeking declaratory relief, permanent injunctive relief and actual and punitive damages.

      From time to time, we have been and expect to continue to be subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of third party intellectual property rights by us. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources and could adversely affect our stock price.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.

      OVERVIEW

      We have pioneered a unique e-commerce pricing system known as a "demand collection system" that enables consumers to use the Internet to save money on a wide range of products and services while enabling sellers to generate incremental revenue. Using a simple and compelling consumer proposition - Name Your Own PriceSM - we collect consumer demand, in the form of individual customer offers guaranteed by a credit card, for a particular product or service at a price set by the customer. We then either communicate that demand directly to participating sellers or access participating sellers' private databases to determine whether we can fulfill the customer's offer. Consumers agree to hold their offers open for a specified period of time and, once fulfilled, offers cannot be canceled. We benefit consumers by enabling them to save money, while at the same time benefiting sellers by providing them with an effective revenue management tool capable of identifying and capturing incremental revenues. By requiring consumers to be flexible with respect to brands, sellers and product features, we enable sellers to generate incremental revenue without disrupting their existing distribution channels or retail pricing structures.

      Our business model and brand are currently supporting several product and service offerings, including the following:

o leisure airline tickets, provided by 10 domestic and 24 international airline participants;

o hotel rooms, in substantially all major United States markets with more than 15 leading national hotel chains as participants;

o rental cars, in substantially all major United States markets with three leading rental car chains as participants;

o    new automobiles, in substantially all major United States markets;

o home financing services, in substantially all major United States markets, which includes home mortgage services, home equity loans and refinancing services.

o    Long distance telephone service, which was recently launched in March
     2000.

      We also are currently planning an expansion of our core Name Your Own PriceSM business model to other areas of e-commerce, including cruises and vacation packages.

      Through the innovative use of "adaptive marketing programs," we also market customer acquisition programs for third parties. These programs facilitate the completion of a higher percentage of successful transactions through the priceline.com service, while generating fee income for us. We currently have nine adaptive marketing partners, compared to one at March 31, 1999, thus reducing our dependence on any one partner. We intend to continue to add adaptive marketing programs so that consumers have a variety of programs from which to choose and priceline.com has a diversified source of adaptive marketing revenues.

      Because the priceline.com system does not set minimum offer thresholds, and consumers are not charged to make offers for our products, it is expected that we will receive a significant number of unreasonable or "fantasy offers." Accordingly, in addition to analyzing our actual fulfillment rates, we also analyze the percentage of "reasonable" offers that we are able to fill. We consider an offer for an airline ticket, hotel room or rental car to be "reasonable" when it is no more than 30% lower than the lowest generally available advance-purchase fare or price for the same product or service. We measure our "bind" rate as the percentage of reasonable offers that we ultimately fulfill. Our bind rate for the quarter ended March 31, 2000 was 43.5% for all reasonable airline ticket, hotel room and rental car offers.

      When making offers for airline tickets through the priceline.com service, consumers are permitted to make only one offer within a seven day period unless they change some feature of their itinerary, such as the date on which, or the airport from which, they are willing to fly. As a result of our "checkstatus" feature, introduced in April 1999, consumers whose initial requests are not satisfied are permitted to resubmit revised offers that reflect at least one change to their itinerary. Effective with the introduction of the checkstatus feature, each initial offer and any resubmitted offers are treated as a single offer for purposes of measuring our total offer volume and our offer fulfillment rates. Previously, each had been counted as a separate offer. Therefore, comparisons with prior periods may not be meaningful.

      We have announced several transactions pursuant to which third parties license the priceline.com name and demand collection system for offering a particular product or service or for offering a number of products or services in a distinct international region. Pursuant to the licensee transactions, we generally receive a royalty under the license and may also receive fees for services and reimbursement of certain expenses. We also hold convertible securities or warrants entitling us to acquire a significant percentage of such licensee's equity securities upon the occurrence of certain events. Unless such securities or warrants are converted or exercised, the results of licensees will not be included in our financial results.

      In January 2000, we entered into an agreement in principle with a subsidiary of Hutchison Whampoa Limited to introduce the priceline.com service to several Asian markets. Under the terms of the agreement in principle, we will license our business model and provide our expertise in technology, marketing and operations to the new company. The new company will pay us an annual licensing fee to use our intellectual property. In addition, we will purchase a convertible note allowing us to take up to a 50% equity stake in the new company under certain conditions. Completion of the transaction is subject to approval by both company's Boards of Directors and the execution of definitive agreements.

      In March 2000, we entered into definitive agreements to license our business model to MyPrice, a new company that will introduce our services in Australia and New Zealand. We will provide our expertise in technology, marketing and operations to MyPrice. MyPrice will pay us an annual licensing fee to use our intellectual property. In addition, we will purchase a convertible note allowing us to take up to a 50% equity stake in MyPrice under certain conditions. Completion of the transaction is subject to certain government approvals in Australia, which are expected in the next several weeks. MyPrice is expected to launch its service in the second half of 2000.

      In March 2000, we entered into an agreement with Alliance Capital Partners, pursuant to which Alliance formed an operating subsidiary, Priceline Mortgage, for the primary purpose of acting as a broker and/or lender of residential mortgage loans in connection with our mortgage service. We have agreed to provide $3.62 million of financing to an affiliate of Alliance in the form of a convertible secured note and have agreed to license the "priceline" name and business model for use by Priceline Mortgage. Alliance has agreed to provide management services to Priceline Mortgage, including the procurement of personnel and office space and assistance in obtaining regulatory approvals. Following the October 1999 launch of a pilot program, Priceline Mortgage launched the mortgage service nationally during March 2000.

      We believe that our continued growth will depend in large part on our ability to continue to promote the priceline.com brand and to apply the priceline.com business model to a wide range of products and services. We intend to continue to invest heavily in marketing and promotion, technology and personnel. As a result, we expect to incur additional losses. However, we plan to reduce operating losses and improve gross margins in an effort to achieve profitability. Our limited operating history makes the prediction of future results of operations difficult, and accordingly, we cannot assure you that we will achieve or sustain revenue growth or profitability.

RESULTS OF OPERATIONS

      REVENUES
                                                     QUARTER ENDED        %
                                                       MARCH 31,        CHANGE
                                                       ---------        ------
                                                        ($000)

                                                    2000       1999
                                                    ----       ----

REVENUES....................................      $313,798    $49,411     535%

      Revenues for the quarter ended March 31, 2000 were comprised primarily of: (1) transaction revenues representing the selling price of airline tickets, hotel rooms and rental cars; (2) fee income from adaptive marketing programs offered in connection with our product offerings; (3) ancillary revenues consisting primarily of Worldspan reservation booking fees and customer processing fees; and (4) fee income from our home financing and auto programs.

      Revenues increased during the quarter primarily as a result of the substantial development of our unique customer base, to which we added 1.5 million new customers and from which we generated approximately 830,000 repeat customer offers during the quarter ended March 31, 2000. As of March 31, 2000, we had a base of approximately 5.3 million unique customers, compared to approximately 1.2 million unique customers at March 31, 1999. A unique customer is defined as someone who has made a guaranteed offer for at least one of our products. We believe our customer base grew as a result of our aggressive advertising campaign and the availability of additional airline product inventory, generated from adding three additional domestic air carriers during the fourth quarter of 1999. In the first quarter, we also experienced the benefits of the seasonal strength in the leisure travel industry.

      The growth in our customer base also is attributable to the continued expansion of our service into new vertical markets. We continued the expansion of our auto service during the first quarter, to 48 states by March 31, 2000, and launched long distance telephone service in March 2000. These services were not offered during the same period of 1999.

      Ancillary revenues for the quarter ended March 31, 2000 increased as a result of volume driven increases in Worldspan reservation booking fees and the introduction of a customer processing fee in the airline and hotel services during 1999. Fee-based income and ancillary revenues represented 8.5% and 13.5% of total revenues for the quarters ended March 31, 2000 and 1999, respectively. The decrease as a percentage of total revenues is due to the rapid expansion of transactional revenues throughout 1999 and the first quarter of 2000.

      PRODUCT COSTS AND GROSS PROFIT
                                                 QUARTER ENDED       %
                                                   MARCH 31,      CHANGE
                                                   ---------      ------
                                                    ($000)

                                                  2000      1999
                                                  ----      ----

PRODUCT
COSTS..........................                 $265,152   44,040   502%

% OF REVENUES..................                      84%      89%


GROSS PROFIT...................                  $48,646   $5,371   806%
GROSS MARGIN...................                    15.5%    10.9%


      For the quarter ended March 31, 2000, product costs were comprised of: (1) the cost of airline tickets from our suppliers, net of the federal air transportation tax, segment fees and passenger facility charges imposed in connection with the sale of airline tickets; (2) the cost of hotel rooms from our suppliers, net of hotel tax; and (3) the cost of rental cars from our suppliers. During the first quarter of 1999, substantially all of our product costs were comprised of the cost of airline tickets from our suppliers, net of the federal air transportation tax, segment fees and passenger facility charges imposed in connection with the sale of airline tickets. Included in product costs for both periods are supplier warrant costs of approximately $381,000, which represent a non-cash expense related to the issuance of common stock warrants to one of our airline program participants in January 1999. We anticipate that we will recognize additional supplier warrant costs in the amount of approximately $381,000 in each of the next three fiscal quarters.

      Gross profit is comprised of revenues less cost of revenues. For the quarter ended March 31, 2000, gross profit increased over the same period in 1999 as a result of increased sales volume, increased fee-based revenues, increased adaptive marketing revenues and decreased percentage of tickets that were sold at a negative margin. Because fee-based and ancillary revenues did not involve separate costs, these revenues have had a disproportionately positive impact on total gross profit. Fee-based income and ancillary revenues represented approximately 20% and 110% of total gross profit for the quarters ended March 31, 2000 and 1999, respectively.

      For the quarter ended March 31, 2000, gross margin increased from the same period of 1999 as a result of increased sales volume, increased fee-based and ancillary revenue, and decreased sales of tickets that were sold below cost. Fee-based revenues, such as adaptive marketing revenues, ancillary revenues and revenues from financial services and automobiles generate higher margins than transaction revenues, on which the gross margin generated is derived from the spread between customer payments and product costs.

      OPERATING EXPENSES

      Sales and Marketing
                                                     QUARTER ENDED        %
                                                       MARCH 31,        CHANGE
                                                       ---------        ------
                                                         ($000)

                                                     2000     1999
                                                     ----     ----
SALES &
MARKETING...................................       $40,449   $17,138     136%

% OF SALES..................................         12.9%     34.7%

      Sales and Marketing expenses consist primarily of: (1) advertising and promotion expenses; (2) credit card processing fees; (3) fees paid to third-party service providers that operate our call centers; (4) provisions for customer credit card charge-backs; and (5) compensation for our sales and marketing personnel. For the quarter ended March 31, 2000, sales and marketing expenses increased over the same period in 1999 due to substantial increases in advertising expenditures and increases in telecommunications, customer service, credit card processing and payroll expenses. All of the increases in sales and marketing expenses were driven by substantial increases in customer offers and revenue. We intend to continue to pursue an aggressive advertising and branding campaign in order to attract new users.


      General and Administrative
                                                     QUARTER ENDED       %
                                                       MARCH 31,       CHANGE
                                                       ---------       ------
                                                        ($000)

                                                     2000       1999
                                                     ----       ----

GENERAL & ADMINISTRATIVE......................     $18,611     $3,667   408%

% OF SALES....................................        5.9%       7.4%

      General and administrative expenses consist primarily of: (1) compensation for personnel; (2) fees for outside professionals; (3) telecommunications costs; and (4) occupancy expenses. General and administrative expenses increased for the quarter ended March 31, 2000 over the same period of 1999 as a result of increased headcount and resulting payroll and overhead costs associated with the expansion of our product offerings and increases in our revenue base. To a lesser extent, the increase was due to moving expenses related to the relocation of our corporate offices during the quarter. In addition, the quarter ended March 31, 2000 included a charge of $5.9 million relating to option payroll taxes resulting from the exercise of employee stock options.

      Systems and Business Development
                                                     QUARTER ENDED       %
                                                       MARCH 31,       CHANGE
                                                       ---------       ------
                                                        ($000)

                                                     2000       1999
                                                     ----       ----

SYSTEMS & BUSINESS DEVELOPMENT................      $5,868     $2,184   169%

% OF SALES...................................         1.9%       4.4%


      Systems and business development expenses for all periods consist primarily of (1) compensation to our information technology and product development staff, (2) payments to outside contractors, (3) data communications and other expenses associated with operating our internet site and (4) depreciation and amortization on computer hardware and software. For the quarter ended March 31, 2000, systems and business development expenses increased over the same period in 1999 due to increased headcount and resulting payroll and overhead costs. In addition, we experienced increased depreciation and amortization expenses resulting from increased capital expenditures and increased development costs associated with the expansion of our product offerings and technological infrastructure.

      INTEREST INCOME, NET
                                                     QUARTER ENDED       %
                                                       MARCH 31,       CHANGE
                                                       ---------       ------
                                                         ($000)

                                                     2000       1999
                                                     ----       ----

INTEREST INCOME (NET)...........................    $2,715      $458    493%


      Interest income on cash and marketable securities increased due to higher balances resulting from our initial public offering of common stock in April of 1999 and our follow-on public offering of common stock in August of 1999.


LIQUIDITY AND CAPITAL RESOURCES

      As of March 31, 2000, we had approximately $149.5 million in cash, cash equivalents and short-term investments.

      Net cash used in operating activities was $5.5 million and $17.1 million for the three months ended March 31, 2000 and 1999, respectively. Net cash used in operating activities was primarily attributable to net losses from operations.

      Net cash used in investing activities was $12.1 million and $4.8 million for the three months ended March 31, 2000 and 1999, respectively. Net cash used in investing activities was primarily related to purchases of property and equipment, and in the first quarter of 2000, to make certain minority equity investments, more fully described below.

      In February 2000, we provided $3.62 million of financing to an affiliate of Alliance Capital Partners in the form of a convertible secured note, in accordance with our agreement with Alliance to form Priceline Mortgage.

      In February 2000, we made an equity investment of $5.0 million in Last Minute.com, a U.K. based e-commerce company.

      In March 2000, we provided $6.8 million of financing to MyPrice in the form of a convertible note in accordance with our agreement with MyPrice.

      We have certain commitments for capital expenditures as part of our ongoing business cycle. None of these commitments are material to the financial statements either individually or in the aggregate. As a result of our rapid growth, we expect to continue to increase capital expenditures for purchased computer hardware, internally developed software, other equipment and leasehold improvements.

      Net cash provided by financing activities was $10.2 million for the three months ended March 31, 2000, primarily as a result of cash inflow related to the exercise of employee stock options. Net cash used in financing activities was $1.0 million for the three months ended March 31, 1999, primarily as a result of incurring deferred offering costs.

      In the first quarter of 2000, we made loans to two executive officers aggregating $5.0 million, which bear interest at 6.56% and 6.80%. Subject to certain prepayment obligations and to forgiveness in the event of certain changes of control, death, or termination without cause, pursuant to the terms of these loans, accrued interest and principal are due after five years, but are forgiven under certain circumstances if the executive remains employed by us at that time. Upon any forgiveness of the loans, we would recognize as compensation expense an amount up to the amount of principal and interest forgiven.

      We believe that our existing cash balances and liquid resources will be sufficient to fund our operating activities, capital expenditures and other obligations through at least the next twelve months. However, if during that period or thereafter, we are not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, we may be required to reduce our planned capital expenditures and scale back the scope of our business plan, either of which could have a material adverse effect on our projected financial condition or results of operation. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then current stockholders would be diluted. We cannot assure you that we will generate sufficient cash flow from operations in the future, that anticipated revenue growth will be realized or that future borrowings or equity contributions will be available in amounts sufficient to make anticipated capital expenditures or finance our business plan.


ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

      The following risk factors and other information included in this Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

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

We Are Not Profitable and Expect to Continue to Incur Losses

      As of March 31, 2000, we had an accumulated deficit of $1.2 billion, of which $1.07 billion related to certain non-cash charges arising from equity issuances to a number of participating airlines, our chief executive officer and other parties, which was partially offset by $188.8 million of income representing the amount of estimated fair value of warrants received by us in connection with our relationship with our licensee, Priceline WebHouse Club, Inc. We have not achieved profitability and expect to continue to incur losses. The principal causes of our losses are likely to continue to be significant brand development costs, marketing, personnel and promotion costs and technology and systems development costs.

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

      Our limited operating history and rapid growth makes it difficult for us to assess the impact of seasonal factors on our business. Nevertheless, we expect our business to be subject to seasonal fluctuations, reflecting a combination of seasonality trends for the products and services offered by us and seasonality patterns affecting Internet use. For example, with regard to our travel products, demand for leisure travel may increase over summer vacations and holiday periods, while Internet usage may decline during the summer months. Our results also may be affected by seasonal fluctuations in the inventory made available to the priceline.com service by participating sellers. Airlines, for example, typically enjoy high demand for tickets through traditional distribution channels for travel during Thanksgiving and the year-end holiday period. As a result, during those periods, less excess airline ticket inventory would be available to priceline.com. Our business also may be subject to cyclical variations for the products and services offered; for example, leisure travel and home mortgage financing tend to decrease in economic downturns.

We Are Dependent On the Airline Industry and Certain Airlines

      Our near term, and possibly long term, prospects are significantly dependent upon our sale of leisure airline tickets. Sales of leisure airline tickets represented a substantial majority of total revenue for the year ended December 31, 1999 and the quarter ended March 31, 2000. Leisure travel, including the sale of leisure airline tickets, is dependent on personal discretionary spending levels. As a result, sales of leisure airline tickets and other leisure travel products tend to decline during general economic downturns and recessions. Unforeseen events, such as political instability, regional hostilities, increases in fuel prices, travel-related accidents and unusual weather patterns also may adversely affect the leisure travel industry. As a result, our business also is likely to be affected by those events. Significantly reducing our dependence on the airline and travel industries is likely to take a long time and there can be no guarantee that we will succeed in reducing that dependence.

      Sales of airline tickets from priceline.com's six largest airline suppliers accounted for approximately 93% and 84%, respectively, of airline ticket revenue for the year ended December 31, 1999 and the quarter ended March 31, 2000, respectively. As a result, currently we are substantially dependent upon the continued participation of these airlines in the priceline.com service in order to maintain and continue to grow our total airline ticket revenues. We currently have 34 participating airlines. However, our airline participation agreements:

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

New Businesses We Are Evaluating May Not Be Successful

      We intend to expand our current Name Your Own PriceSM business model into other areas of e-commerce and to other regions, directly and through licensees. We recently licensed our name and business model to Priceline WebHouse Club, Inc., a privately held independent start-up company affiliated with Walker Digital, Inc. for use in a business that enables consumers to use the Internet to identify the purchase terms for groceries and other retail merchandise which they would subsequently pick up from participating retailers. We also recently entered into a similar licensing arrangement with Priceline Perfect Yard Sale, Inc., another privately held independent start-up company affiliated with Walker Digital, Inc. for use in a consumer-to-consumer business in which buyers would make conditional purchase offers to acquire goods from other consumers. In addition, we have licensed our name and business model to Alliance Capital Partners in connection with our home financing services. We also have entered into, and intend to continue to enter into, similar licensing arrangements with third parties in connection with international expansion of the priceline.com service.

      These new businesses typically incur start-up costs and operating losses and may not be successful. If these new businesses are not favorably received by consumers, the association of our brand name and business model with these new entities may adversely affect our business and reputation and may dilute the value of our brand name. In addition, to the extent that we need to service these licensees, our core business may suffer. Moreover, expansion of our core business model will expose us to additional risks not currently applicable to our existing operations. The additional risks associated with the expansion of our core business could have a material adverse effect on our business generally. In addition, as we expand our business model to other areas of e-commerce, these new businesses will face competition from established providers in those areas.

We Are Dependent on Adaptive Marketing Programs

      Our adaptive marketing programs permit consumers to increase the amount of their offers at no additional cost by participating in sponsor promotions during the process of making an offer using the priceline.com service. The fees paid to us by sponsors offering the promotions generate significant revenues. Since these fees historically have involved limited direct costs, they have had a disproportionately positive impact on our gross profit margins. A significant reduction in consumer acceptance of our adaptive marketing programs, significantly increased costs that we may incur in connection with adaptive marketing programs, reductions in fees paid to us in connection with such programs or any material decline in such programs could result in a material reduction in our revenues and our gross profit. We may not be able to replace such revenues through other programs or through product sales.

      We cannot guarantee that any of our adaptive marketing programs will continue beyond their initial terms or, even if continued, that they will be successful, or if additional adaptive marketing programs will be initiated. If such programs are not successful, our gross profit and results of operations could be adversely affected.

We May Be Unable to Effectively Manage Our Rapid Growth

      We have rapidly and significantly expanded our operations and anticipate that further expansion will be required to realize our growth strategy. Our rapid growth has placed significant demands on our management and other resources which, given our expected future growth rate, is likely to continue. To manage our future growth, we will need to, among other things, improve existing systems and/or implement new systems for: (1) transaction processing; (2) operational and financial management; and (3) training, integrating and managing our growing employee base.

If We Lose Our Key Personnel or Cannot Recruit Additional Personnel, Our Business May Suffer

      Competition for personnel with experience in Internet commerce is intense. We depend on the continued services and performance of our executive officers and other key personnel. We do not have "key person" life insurance policies. If we do not succeed in attracting new employees or retaining and motivating current and future employees or executive officers, our business could suffer significantly.

We Rely on Third-Party Systems

      We rely on certain third-party computer systems and third-party service providers, including the computerized central reservation systems of the airline and hotel industries to satisfy demand for airline tickets and hotel room reservations. Any interruption in these third-party services systems or a deterioration in their performance, could be disruptive to our business. Our agreements with third-party service providers are terminable upon short notice. In the event our arrangement with any of such third parties is terminated, we may not be able to find an alternative source of systems support on a timely basis or on commercially reasonable terms and, as a result, our business and results of operations could be materially and adversely affected.

Intense Competition Could Reduce Our Market Share and Harm
Our Financial Performance

      We compete with both online and traditional sellers of the products and services offered on priceline.com. Current and new competitors can launch new sites at a relatively low cost. In addition, the traditional retail industry for the products and services we offer is intensely competitive.

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

      Our current or potential competitors with respect to the arrangement and sale of new automobiles in the online marketplace, include, among others, Auto-by-Tel, Carsdirect.com, Greenlight.com and CarPoint.com. To some extent, we compete for new car shoppers' attention with retail new car dealers, many of which offer online shopping capabilities.

          With respect to financial service products, our competitors include:

          o    banks and other financial institutions;

          o online and traditional mortgage and insurance brokers, including Quicken Mortgage, E-Loan and iOwn, Inc.; and

          o    insurance companies.

      Our current or potential competitors with respect to rental cars include, among others, rental car companies and traditional and online travel agencies and travel service providers.

      With respect to long distance services, our potential competitors include long distance providers, local exchange providers that may be entering the long distance market and Internet Protocol telephone services.

      We potentially face competition from a number of large Internet companies and services that have expertise in developing online commerce and in facilitating Internet traffic, including Amazon.com, America Online, Microsoft and Yahoo!, who could choose to compete with us either directly or indirectly through affiliations with other e-commerce or offline companies. Other large companies with strong brand recognition, technical expertise and experience in Internet commerce could also seek to compete with us. We also believe that a number of airlines intend to invest in and offer discount airfares and travel services through a site or sites to be established and similar steps may be under consideration by certain hotel companies and travel service providers. Competition from these and other sources could have a material adverse effect on our business, results of operations and financial condition.

      Many of our current and potential competitors, including Internet directories and search engines and large traditional retailers, have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing, technical and other resources than we have. Some of these competitors may be able to secure products and services on more favorable terms than we can. In addition, many of these competitors may be able to devote significantly greater resources to: (1) marketing and promotional campaigns, (2) attracting traffic to their Web sites, (3) attracting and retaining key employees, (4) securing vendors and inventory and (5) Web site and systems development.

      Increased competition could result in reduced operating margins and loss of market share and could damage our brand. There can be no assurance that we will be able to compete successfully against current and future competitors or that competition will not have a material adverse effect on our business, results of operations and financial condition.

Our Success Depends on Our Ability to Protect Our Intellectual Property

      We regard our intellectual property as critical to our success, and we rely on trademark, copyright and patent law, trade secret protection and confidentiality and/or license agreements with our employees, customers, partners and others to protect our proprietary rights. If we are not successful in protecting our intellectual property, there could be a material adverse effect on our business.

      While we believe that our issued patents and pending patent applications help to protect our business, there can be no assurance that

          o any patent can be successfully defended against challenges by third parties;

          o pending patent applications will result in the issuance of patents;

          o competitors or potential competitors of priceline.com will not devise new methods of competing with us that are not covered by our patents or patent applications;

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

          o new prior art will not be discovered which may diminish the value of or invalidate an issued patent; or

          o a third party will not have or obtain one or more patents that prevent us from practicing features of our business or will require us to pay for a license to use those features.

      There has been recent discussion in the press regarding the examination and issuance of so called "business-method" patents. As a result, the United States Patent and Trademark Office has indicated that it intends to intensify the review process applicable to such patent applications. The new procedures are not expected to have a direct effect on patents already granted. We cannot anticipate what effect, if any, the new process will have on our pending patent applications.

      We pursue the registration of our trademarks and service marks in the U.S. and internationally. However, effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are made available online. We have licensed in the past, and expect to license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to third parties. These licensees may take actions that might diminish the value of our proprietary rights or harm our reputation.

Legal Proceedings

      We are a party to the legal proceedings described in Item 1 of Part II "Legal Proceedings." An adverse outcome in any of the actions described in Item 1 of Part II could have a material adverse effect on our business.

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

      We use internally developed systems to operate the priceline.com service, including transaction processing and order management systems that were designed to be scaleable. However, if the number of users of the priceline.com service increases substantially, we will need to significantly expand and upgrade our technology, transaction processing systems and network infrastructure. We do not know whether we will be able to accurately project the rate or timing of any such increases, or expand and upgrade our systems and infrastructure to accommodate such increases in a timely manner.

      Our ability to facilitate transactions successfully and provide high quality customer service also depends on the efficient and uninterrupted operation of our computer and communications hardware systems. The priceline.com service has experienced periodic system interruptions, which we believe will continue to occur from time to time. Our systems and operations also are vulnerable to damage or interruption from human error, natural disasters, power loss, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. While we currently maintain redundant servers at our Stamford, Connecticut premises to provide limited service during system disruptions, we do not have fully redundant systems, a formal disaster recovery plan or alternative providers of hosting services. In addition, we do not carry sufficient business interruption insurance to compensate for losses that could occur. Any system failure that causes an interruption in service or decreases the responsiveness of the priceline.com service could impair our reputation, damage our brand name and materially adversely affect our revenues.

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

      We incur substantial expense to protect against and remedy security breaches and their consequences. However, we cannot guarantee that our security measures will prevent security breaches. A party that is able to circumvent our security systems could steal proprietary information or cause significant interruptions in our operations. For instance, several major Web sites recently experienced significant interruptions as a result of improper direction of excess traffic to those sites, and computer viruses have substantially disrupted e-mail and other functionality in a number of countries, including the United States. Security breaches also could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our insurance policies carry low coverage limits, which may not be adequate to reimburse us for losses caused by security breaches.

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

          o operating results that vary from the expectations of securities analysts and investors;

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

Our Business is Subject to Tax Uncertainties

      Potential Federal Air Transportation Tax on Airline Ticket Sales. A Federal transportation tax is imposed upon the sale of airline tickets. The tax is based on a percentage of the cost of transportation, which was 9% for periods prior to October 1, 1998, 8% for the period October 1, 1998 through September 30, 1999 and 7.5% thereafter. We have historically interpreted the tax regulations as requiring that the tax be computed based on the amount charged by the airline to us for the airline ticket and participating airlines have collected and remitted the tax based on this amount. We applied for a ruling from the Internal Revenue Service confirming this interpretation. In December 1999, the Internal Revenue Service indicated to us that it was unlikely that a favorable ruling would be issued. We subsequently withdrew our ruling request because of the uncertainty of the outcome. Because we anticipated the possibility of an adverse ruling on this issue, we accrued approximately $1.9 million relating to the balance of the tax liability for tickets sold prior to that date. We believe this accrual to be adequate, but there can be no assurance as to the final outcome because a formal ruling has not been issued by the Internal Revenue Service.

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

Regulatory and Legal Uncertainties Could Harm Our Business

      The products and services we offer through the priceline.com service are regulated by federal and state governments. Our ability to provide such products and services is and will continue to be affected by such regulations. The implementation of unfavorable regulations or unfavorable interpretations of existing regulations by courts or regulatory bodies could require us to incur significant compliance costs, cause the development of the affected markets to become impractical and otherwise adversely affect our financial performance.

       SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

      Sections of this Form 10-Q may contain forward-looking statements. Expressions of future goals and similar expressions including, without limitation, "may," "will," "should," "could," "expects," "does not currently expect," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue," reflecting something other than historical fact are intended to identify forward-looking statements. The following factors, among others, could cause our actual results to differ materially from those described in the forward-looking statements: inability to successfully expand our business model both horizontally and geographically; management of our rapid growth; adverse changes in our relationships with airlines and other product and service providers; systems-related failures; our ability to protect our intellectual property rights; the effects of increased competition; anticipated losses by us and our licensees; legal and regulatory risks and the ability to attract and retain qualified personnel. These factors and others are described in more detail above in "Additional Factors That May Affect Future Results."

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Priceline.com currently has no floating rate indebtedness, holds no derivative instruments, and does not earn significant foreign-sourced income. Accordingly, changes in interest rates or currency exchange rates do not generally have a direct effect on priceline.com's financial position. However, changes in currency exchange rates may affect the cost of international airline tickets and international hotel reservations offered through the priceline.com service, and so indirectly affect consumer demand for such products and priceline.com's revenue. In addition, to the extent that changes in interest rates and currency exchange rates affect general economic conditions, priceline.com would also be affected by such changes.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      Please see Note 5 to the Notes to Unaudited Consolidated Financial Statements included in the Form10-Q and Part I, Item 3 of priceline.com's Annual Report on Form 10-K for the year ended December 31, 1999.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

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

      A portion of the net offering proceeds received on April 1, 1999 from the initial public offering were used for, and will continue to be used for, general corporate purposes, including working capital to fund anticipated operating losses, expenses associated with priceline.com's advertising campaigns, brand-name promotions and other marketing efforts and capital expenditures. In addition, Priceline.com also may use a portion of the net proceeds, currently intended for general corporate purposes, to acquire or invest in businesses, technologies, products or services, although no specific acquisitions are planned and no portion of the net proceeds has been allocated for any acquisition. None of the net offering proceeds of priceline.com have been or will be paid directly or indirectly to any director, officer, general partner of priceline.com or their associates, persons owning 10% or more of any class of priceline.com's equity securities, or an affiliate of priceline.com other than compensation to officers of priceline.com in the ordinary course of business and payments that were made in the ordinary course of business to Walker Digital pursuant to a reciprocal services arrangement.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      We held our Annual Meeting of Stockholders on April 24, 2000. Following are descriptions of the maters voted on and the results of such meeting:

                           Number of Stockholders


                                                                        Broker
    Matter Voted On              For          Against   Abstaining     No-Votes
    ---------------              ---          -------   ----------     --------

1. Election of Directors

   Richard S. Braddock.......  108,681,032     99,120                   --
   Jay S. Walker.............  108,684,945     95,207                   --
   Daniel H. Schulman........  108,691,860     88,292                   --
   Paul A. Allaire...........  108,734,347     45,805                   --
   Ralph M. Bahna............  108,733,865     46,287                   --
   Paul J. Blackney..........  107,822,765    957,387                   --
   William E. Ford...........  108,734,705     45,447                   --
   Marshall Loeb.............  108,714,903     65,249                   --
   N.J. Nicholas, Jr.........  108,734,355     45,797                   --
   Nancy B. Peretsman........  107,813,879    966,273


2. Approval of Amendments to
   Priceline.com 1999 Omnibus
   Plan......................   98,103,918  8,779,591     93,158     1,803,485

3. Ratification of appointment
   of Deloitte & Touche LLP
   as independent auditors
   for fiscal year ended
   December 31, 2000.........  108,708,393     26,709     45,050        --



ITEM 5.  OTHER INFORMATION

      On May 15, 2000, our Board of Directors announced that Daniel
H. Schulman, who had been our President and Chief Operating Officer, had been elevated to the additional role of Chief Executive Officer. In his new role, Mr. Schulman succeeds Richard S. Braddock, who was Chief Executive Officer. Mr. Braddock will continue as Chairman of our Board of Directors.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits

      Exhibit
      Number         Description
      ------         -----------

       10.30 Employment Agreement, dated December 3, 1999, between the Registrant and Michael McCadden.

       10.31 Employment Agreement, dated December 30, 1999 between the Registrant and Jeffery H. Boyd.

       10.32 Employment Agreement, dated February 18, 2000, between the Registrant and Heidi G. Miller.

       10.33         Promissory Note, dated February 10, 2000 between Jeffery
                     H. Boyd and the Registrant.

       10.34 Amendment to Promissory Note, dated March 28, 2000, between Jeffery H. Boyd and the Registrant.

       10.35         Promissory Note, dated March 7, 2000, between Heidi G.
                     Miller and the Registrant.

       10.36 Stock Option Agreement, dated February 18, 2000, by and between the Registrant and Heidi G. Miller.

       10.37 Amendment to Promissory Note, dated March 28, 2000, between Daniel H. Schulman and the Registrant.

       10.38 Amendment Number One to the Priceline.com Incorporated 1999 Omnibus Plan.

       10.39 Formation and Funding Agreement, dated as of March 17, 2000, by and between the Registrant and Alliance Partners, LP.*

       27.1          Financial Data Schedule.

----------------------------
* Certain portions of this document have been omitted pursuant to a confidential treatment request.


      (b)   Reports on Form 8-K

      On January 31, 2000, we filed a report on Form 8-K announcing our fourth quarter 1999 financial results that included unaudited balance sheets at December 31, 1999 and statements of operations for the three-month period ending December 31, 1999.


                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 15, 2000           PRICELINE.COM INCORPORATED
                                       (Registrant)



                              By:  /s/ Richard S. Braddock
                                   ---------------------------------------
                              Name:   Richard S. Braddock
                              Title:  Chairman and Chief Executive Officer



Date:  May 15, 2000           By:  /s/ Heidi G. Miller
                                   ---------------------------------------
                              Name:    Heidi G. Miller
                              Title:   Chief Financial Officer