Form 10-Q
period 2000-06-30
PRICELINE COM INC
filed 2000-08-14
CIK 1075531

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                              ---------------

                                 FORM 10-Q
(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2000

                                                          OR
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________ to __________

                       Commission File Number 0-25581

                         priceline.com INCORPORATED
---------------------------------------------------------------------------
           (Exact name of Registrant as specified in its charter)

                Delaware                              06-1528493
     -------------------------------       -------------------------------
     (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)             Identification Number)



                           800 Connecticut Avenue
                         Norwalk, Connecticut 06854
     -------------------------------------------------------------------
                  (Address of principal executive offices)

                               (203) 299-8000
     -------------------------------------------------------------------
            (Registrant's telephone number, including area code)


                                    N/A
    -------------------------------------------------------------------
          (Former name, former address and former fiscal year, if
                       changed, since last report.)


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has
been subject to such filing requirements for the past 90 days. YES X . NO   .
                                                                  ---    ---

Number of shares of Common Stock outstanding at August 10, 2000:

  Common Stock, par value $0.008 per share                166,633,201
----------------------------------------------        -------------------
                (Class)                                (Number of Shares)




                         priceline.com Incorporated
                                 Form 10-Q

                    For the Quarter Ended June 30, 2000



PART I - UNAUDITED FINANCIAL
INFORMATION

Item 1.  Consolidated Financial Statements

Consolidated Balance Sheets at June 30, 2000
             and December 31, 1999............................................3
Consolidated Statements of Operations For the
  Three and Six Months Ended June 30, 2000 and 1999...........................4
Consolidated Statement of Changes in Stockholders'
  Equity For the Six Months Ended June 30, 2000...............................5
Consolidated Statements of Cash Flows For the Six
  Months Ended June 30, 2000 and 1999.........................................6
Notes to Unaudited Consolidated Financial Statements... ......................7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................................10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........29

PART II - OTHER INFORMATION

Item 1. Legal Proceedings....................................................29
Item 2. Changes in Securities and Use of Proceeds............................29
Item 6. Exhibits and Reports on Form 8-k.....................................30

SIGNATURES...................................................................31



Part I - UNAUDITED FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                         priceline.com Incorporated
                        CONSOLIDATED BALANCE SHEETS
                               (In thousands)
                                                     June 30,      December 31,
                                                      2000            1999
                                                      ----            ----
                        ASSETS                     (unaudited)

Current assets:
Cash and cash equivalents..........................   $95,434     $133,172
Short-term investments.............................    43,273       38,771
Accounts receivable, net of allowance
for doubtful accounts of $3,761 and $1,961...          38,993       21,289
Related party receivable...........................     3,771          508
Prepaid expenses and other current assets..........    27,182       17,999
                                                       ------       ------
Total current assets...............................   208,653      211,739
Property and equipment, net........................    41,592       28,006
Related party receivable...........................    15,789        8,838
Warrants to purchase common stock of licensees.....   192,250      189,000
Other assets.......................................    34,554        4,303
                                                       ------        -----
Total assets.......................................  $492,838     $441,886
                                                     ========     ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable...................................   $73,292      $24,302
Preferred stock dividends payable..................     7,191
Accrued expenses...................................    15,998       13,695
Other current liabilities..........................     4,454        1,253
                                                        -----        -----
Total current liabilities..........................   100,935       39,250
                                                      -------       ------
Mandatorily redeemable convertible preferred
  stock, $0.01 par value, authorized 6,000
  shares; issued 6,000 and 0 shares, respectively..   359,580
                                                      -------       ------
Stockholders' equity:
Common stock, $0.008 par value, authorized
  1,000,000 shares;  issued 172,549 and 163,867
  shares, respectively.............................     1,380        1,311
Treasury stock, at cost, 6,000 and 0 shares,
respectively.......................................  (359,580)
Additional paid-in capital......................... 1,593,961    1,581,708
Accumulated other comprehensive income.............    2,224
Accumulated deficit................................(1,205,662) (1,180,383)
                                                   ----------- -----------
Total stockholders' equity.........................    32,323      402,636
                                                       ------      -------
Total liabilities and stockholders' equity.........  $492,838     $441,886
                                                     ========     ========

              See notes to consolidated financial statements.



                         priceline.com Incorporated
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (unaudited)
                   (In thousands, except per share data)


                                                   THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,

                                                     2000              1999             2000            1999
                                                     ----              ----             ----            ----

Revenues....................................        $ 352,095          $ 111,564      $ 665,893        $ 160,975
Cost of revenues:
Product costs...............................          296,919            100,664        561,690          144,323
Supplier warrant costs......................              381                381            762              762
                                                    ---------           --------        -------         --------
  Total cost of revenues....................          297,300            101,045                         145,085
                                                                                        562,452

Gross profit................................           54,795             10,519        103,441           15,890
                                                    ---------           --------        -------         --------


Operating expenses:
  Sales and marketing........................          37,617             17,733         78,066           34,871

  General and administrative.................          15,222              5,503         27,926            9,170

  Payroll expense on employee
  stock options....................................     2,507                             8,414

  Systems and business development............          6,695              3,469         12,563            5,653
                                                        -----              -----         ------            -----
  Total operating expenses...................          62,041             26,705        126,969           49,694
                                                       ------             ------        -------           ------
  Operating loss..............................         (7,246)           (16,186)       (23,528)        (33,804)

  Interest income, net........................          2,725              1,929          5,440            2,387
                                                        -----              -----          -----            -----

   Net loss....................................        (4,521)           (14,257)       (18,088)        (31,417)
   Preferred stock dividend....................        (7,191)                           (7,191)
   Accretion on preferred stock...............                                                           (8,354)
                                                        -----              -----          -----            -----
Net loss applicable to common stockholders....
                                                      $ (11,712)         $(14,257)    $ (25,279)       $(39,771)
                                                      ==========        ===========   ==========       =========

Net loss applicable to common stockholders
  per basic and diluted common share...........
                                                      $   (0.07)         $  (0.10)    $   (0.15)       $  (0.29)
                                                      ==========         ==========    =========       =========

 Weighted  average  number of basic and diluted
  common shares outstanding....................          165,399            142,320    166,051          137,436
                                                      ==========         ==========    =========       =========


                     See notes to consolidated financial statements.



                         priceline.com Incorporated
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            AS OF JUNE 30, 2000
                                (unaudited)
                               (In thousands)

                                                                       ADDITIONAL                      OTHER
                                                                        PAID-IN     ACCUMULATED    COMPREHENSIVE
                                TREASURY STOCK      COMMON STOCK        CAPITAL      DEFICIT           INCOME         TOTAL
                                --------------     --------------       -------      -------           ------         -----
                                SHARES  AMOUNT     SHARES  AMOUNT
                                ------  -------    ------  -------

Balance, January 1, 2000....                       163,867  $1,311    $1,581,708   $(1,180,383)                    $402,636

Purchase of treasury
  shares.....................   6,000  $(359,580)                                                                 (359,580)


Exercise of warrants and
options to purchase
common stock..............                           8,682      69        12,253                                     12,322


Comprehensive loss........


Net loss applicable to
common stockholders........                                                             (25,279)                  (25,279)


Unrealized gain on
 investments...............                                                                             $2,224       2,224
                                                                                         ------         ------       -----

Total comprehensive
    loss....................                                                               $(25,279)    $2,224    (23,055)
                                ------    -------    ------    -------       -------       ---------    -------    --------

Balance, June 30, 2000......    6,000   $(359,580)    172,549   $1,380     $1,593,961    $(1,205,662)   $2,224     $32,323
                                =====   ==========    =======   ======     ==========    ============    ======    =======



                     See notes to consolidated financial statements.



                         priceline.com Incorporated
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (unaudited)
                               (In thousands)


                                                                                SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                           2000                  1999
                                                                           ----                  ----
OPERATING ACTIVITIES:
Net loss..........................................................        $(18,088)           $(31,417)
Adjustments  to reconcile  net loss to net cash  provided by
(used in) operating activities:
Depreciation and amortization.....................................           6,249                1,912
Provision for uncollectible accounts..............................           1,800                1,401
Warrant costs.....................................................             762                  762
Changes in assets and liabilities:
    Accounts receivable...........................................         (19,504)            (19,909)
     Related party receivables....................................         (10,214)             (5,790)
    Prepaid expenses and other current assets.....................          (9,945)             (3,382)
    Accounts payable and accrued expenses.........................          51,293               23,703

    Other .......................................................            1,652               (1,030)
                                                                             -----               -------
Net cash provided by (used in) operating activities.............             4,005              (33,750)
                                                                             -----              --------
INVESTING ACTIVITIES:
   Additions to property and equipment............................         (19,843)             (11,285)
   Purchase of convertible notes and warrants of
   licensees.........................................................      (24,706)
   Purchase of equity investments................................           (5,000)
   Purchase of short term investments............................           (4,502)              (9,308)
                                                                           --------              -------
   Net cash used in investing activities..........................         (54,051)             (20,593)
                                                                           --------             --------



FINANCING ACTIVITIES:
  Payment of long-term debt and capital lease obligations....                  (14)               (1,012)
  Issuance of common stock........................................          12,322                144,565
                                                                             ------               -------



  Net cash provided by financing activities.............                    12,308                143,553
                                                                             ------               -------



Net (decrease) increase in cash and cash equivalents..............         (37,738)                89,210
Cash and cash equivalents, beginning of period....................         133,172                 53,593
                                                                            -------                ------


Cash and cash equivalents, end of period..........................         $95,434               $142,803
                                                                            =======              ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for interest........................              $1                   $50
                                                                            =======             =========


                     See notes to consolidated financial statements.

                         priceline.com Incorporated
            Notes to Unaudited Consolidated Financial Statements

1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the three months and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000. For a summary of significant accounting policies see the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2.       NET LOSS PER SHARE

         The Company computes basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share". SFAS 128 requires the Company to report both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Since the company incurred losses for all periods presented, the inclusion of options in the calculation of weighted average common shares is anti-dilutive and therefore there is no difference between basic and diluted earnings per share.

3.       NEW ACCOUNTING POLICY

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB No. 101B to defer for three quarters the effective date of implementation of SAB No. 101 with earlier application encouraged. The Company is required to adopt SAB 101 in the fourth quarter of 2000.

         In July 2000, the Emerging Issues Task Force reached a consensus with respect to EITF 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" ("EITF 99-19"). The Task Force addressed whether a company should report revenue based on the gross amount billed to a customer because it has earned revenue from the sale of the goods or services or the net amount retained (that is, the amount billed to the customer less the amount paid to a supplier) because it has earned a commission or fee. The accounting principles in EITF 99-19 are consistent with the requirements of SAB 101. The Company does not expect the adoption of SAB 101 or EITF 99-19 to have a material effect on its financial position, results of operations or presentation of its operating results.

4.       OTHER ASSETS

         Other assets consist of the following as of June 30, 2000:

         Equity investments in publicly traded companies         $ 9,224
         Convertible notes of licensees                           21,456
         Other                                                     3,874
                                                                --------
         Total                                                   $34,554
                                                                 =======

         The Company has entered into several transactions with internet businesses. The equity investments in two of these businesses, Lastminute.com plc. and LendingTree.com, Inc., the stock of each of which is publicly traded, are recorded at the closing market price of the shares as of the balance sheet date. The cumulative unrealized gain of $2.2 million on these investments is included in accumulated other comprehensive income.

         The convertible notes of $11.1 million, $6.7 million and $3.6 million, issued by Hutchison-Priceline Limited, MyPrice Pty. Ltd. and Alliance Capital Partners, respectively, are recorded at cost.


         The warrants to purchase shares of Priceline WebHouse Club, Inc. and priceline.com europe Ltd. are carried at cost, $189 million and $3.2 million, respectively, which the Company believes is less than fair value at June 30, 2000. Neither the warrants nor the underlying shares are publicly traded.


5.       COMPREHENSIVE INCOME

     Following are components of the Company's comprehensive income:

                                          THREE MONTHS ENDED   SIX MONTHS ENDED
                                             JUNE 30, 2000       JUNE 30, 2000
                                             -------------      --------------


Net loss applicable to common stockholders    $(11,712)          $(25,279)
Other comprehensive income:
Unrealized gain (loss) on investments           (3,745)              2,224
                                             -----------             -----
Total comprehensive loss                      $(15,457)          $(23,055)
                                              =========          =========


6.       PREFERRED STOCK

         In February 2000, the Board of Directors authorized an amendment to the Company's certificate of incorporation to allow the Company to issue a new series of preferred stock designated as Series A Convertible Redeemable PIK Preferred Stock. The total number of Series A Preferred shares which the Company is authorized to issue is six million shares, par value $.01 per share. The Series A Preferred Stock has special voting powers and preferences. Specifically, the Series A Preferred Stock has a liquidation preference of $59.93 per share plus an amount equal to any dividends accrued or cumulated but not paid. The Series A Preferred Stock accrues dividends payable in shares of the Company's common stock at a rate of 8% per annum commencing April 1, 2000. Dividends on the Series A Preferred Stock are payable semi-annually on October 1st and April 1st of each year starting October 1, 2000. Subject to certain limitations, payment of the first six semi-annual dividend payments is assured.

         The Series A Preferred Stock may be redeemed at the option of the Company in whole or in part at any time after April 1, 2003 at $59.93 per share in cash, plus accrued but unpaid dividends. The Series A Preferred Stock is subject to mandatory redemption on April 1, 2010. The Series A Preferred Stock is convertible at the option of the holder into shares of the Company's common stock on a one-for-one basis at any time prior to redemption, subject to certain anti-dilution adjustments. Holders of the Series A Preferred Stock vote together with holders of common stock on all matters and in certain limited circumstances are entitled to a separate class vote. Holders of Series A Preferred Stock are entitled to specified cash payments in the event of certain business combination transactions involving the Company.


         On June 30, 2000, the Company exchanged six million shares of the Company's common stock held by Delta Air Lines, Inc. for six million shares of the Series A Preferred Stock. The six million shares of common stock received by the Company from Delta are included in Treasury Stock on the Company's balance sheet.



7.       COMMITMENTS AND CONTINGENCIES

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


         On January 19, 1999, Marketel International Inc. (Marketel), a California corporation, filed a lawsuit against us, among others. On February 22, 1999, Marketel filed an amended and supplemental complaint. On March 15, 1999, Marketel filed a second amended complaint. On May 9, 2000, Marketel filed a third amended complaint against us and Priceline Travel, Inc. The third amended complaint alleges causes of action for misappropriation of trade secrets, conversion, false advertising and for correction of inventorship of U.S. Patent 5,794,207. In its third amended complaint, Marketel alleges, among other things, that the defendants conspired to misappropriate Marketel's business model, which allegedly was provided in confidence approximately ten years ago. The third amended complaint also alleges that four former Marketel employees are the actual sole inventors or co-inventors of U.S. Patent 5,794,207, which was issued on August 11, 1998 and has been assigned to priceline.com. Marketel asks that the patent's inventorship be corrected accordingly.

         On February 5, February 10 and March 31, 1999, we filed answers respectively, to the complaint, amended complaint and second amended complaint, in which we denied the material allegations of liability. On May 19, 2000, we filed a motion to dismiss the third amended complaint for failure to state a complaint upon which relief can be granted. We strongly dispute the material legal and factual allegations contained in Marketel's third amended complaint and believe that the amended complaint is without merit. In addition, on July 13, 2000, we filed a motion for summary judgment alleging that Marketel has not identified legally protectable trade secrets. On August 1, 2000, the Court ordered that Marketel's oppositions to our motions will be due after discovery, and that our motions will be heard on November 16, 2000. We intend to defend vigorously against the action. Pursuant to the indemnification obligations contained in the Purchase and Intercompany Services Agreement with Walker Digital, Walker Digital has agreed to indemnify, defend and hold us harmless for damages, liabilities and legal expenses incurred in connection with the Marketel litigation.


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


         On July 14, 2000, we filed a complaint in the United States District Court for the District of Connecticut under the caption priceline.com Incorporated v. Microsoft Corporation and Expedia, Inc., alleging that defendants infringe our U.S. Patent 6,085,169 by operating the "Hotel Price Matcher" and "Flight Price Matcher" services. In the lawsuit, we are seeking declaratory relief, permanent injunctive relief and actual and punitive damages. Walker Digital has agreed to reimburse us for a portion of the legal expenses incurred in connection with the Microsoft litigations.


         On June 6, 2000, Pannell-Christ Incorporated, an Indiana corporation, filed a lawsuit against us in the United States District Court for the District of Indiana under the caption Pannell-Christ Incorporated
v. priceline.com Incorporated, IP 00-0810 CT/G. The complaint alleges federal and state common law service mark infringement based on Pannell-Christ's federal trademark registration for "Name Your Price!" for educational services and common law trademark rights. The complaint seeks injunctive relief and damages. On June 29, 2000, we filed an Answer and Counterclaim in which we denied the material allegations of liability in the complaint and counterclaimed for cancellation of Pannell-Christ's federal trademark registration. We strongly dispute the material legal and factual allegations contained in the complaint and believe the complaint is without merit.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. OVERVIEW

         We have pioneered a unique e-commerce pricing system known as a "demand collection system" that enables consumers to use the Internet to save money on a wide range of products and services while enabling sellers to generate incremental revenue. Using a simple and compelling consumer proposition - Name Your Own PriceSM - we collect consumer demand, in the form of individual customer offers guaranteed by a credit card, for a particular product or service at a price set by the customer. We then communicate that demand directly to participating sellers or access participating sellers' private databases to determine whether we can fulfill the customer's offer. Consumers agree to hold their offers open for a specified period of time and, once fulfilled, offers cannot be canceled. We benefit consumers by enabling them to save money, while at the same time benefiting sellers by providing them with an effective revenue management tool capable of identifying and capturing incremental revenues. By requiring consumers to be flexible with respect to brands, sellers and product features, we enable sellers to generate incremental revenue without disrupting their existing distribution channels or retail pricing structures.

         Our business model and brand are currently supporting several products and service offerings, including the following:


    o leisure airline tickets, provided by 10 domestic and 25 international airline participants;

    o hotel rooms, in substantially all major United States markets with more than 20 leading national hotel chains as participants;


    o rental cars, in substantially all major United States markets with five leading rental car chains as participants;

    o    new automobiles, in substantially all major United States markets;

    o home financing services, in substantially all major United States markets, which includes home mortgage services, home equity loans and refinancing services;

    o long distance telephone service, provided by three carriers, in substantially all United States markets.

         Subsequent to the end of the second quarter, we announced the addition of a new product offering for travel insurance. In addition, we plan to offer Name Your Own PriceSM automobile insurance through our web site starting in early 2001. We also are currently planning an expansion of our core Name Your Own PriceSM business model to other areas of e-commerce, including Business to Business, cruises and vacation packages.

         We measure our "bind" rate as the percentage of unique offers that we ultimately fulfill. For the quarter ended June 30, 2000, our bind rate was 49.6%, 45.3% and 40.0% for all unique airline ticket, hotel room and rental car offers, respectively. For the quarter ended March 31, 2000, our bind rate was 44.0%, 47.0% and 41.6% for all unique airline ticket, hotel room and rental car offers, respectively.

         When making offers for airline tickets through the priceline.com service, consumers are permitted to make only one offer within a seven day period unless they change some feature of their itinerary, such as the date on which, or the airport from which, they are willing to fly. As a result of our "checkstatus" feature, introduced in April 1999, consumers whose initial requests are not satisfied are permitted to resubmit revised offers that reflect at least one change to their itinerary. Effective with the introduction of the checkstatus feature, each initial offer and any resubmitted offers are treated as a single offer - a unique offer - for purposes of measuring our total offer volume and our offer fulfillment rates. Previously, each had been counted as a separate offer. Therefore, comparisons with prior periods may not be meaningful.


         We have announced several transactions pursuant to which third parties license the priceline.com name and demand collection system to offer a particular product or service or to offer a number of products or services in a distinct international region. Pursuant to the licensee transactions, we generally receive a royalty under the license and may also receive fees for services and reimbursement of certain expenses. We also hold convertible securities or warrants entitling us to acquire a significant percentage of such licensee's equity securities upon the occurrence of certain events. Unless such securities or warrants are converted or exercised, the results of our licensees will not be included in our financial results.

         In June 2000, we entered into definitive agreements with subsidiaries of Hutchison Whampoa Limited to introduce our services to several Asian markets. Under the terms of the agreements, we will license our business model and provide our expertise in technology, marketing and operations to Hutchison-Priceline Limited. Hutchison-Priceline Limited will pay us an annual licensing fee to use our intellectual property. In addition, we have purchased a convertible note allowing us to take up to a 50% equity stake in Hutchison-Priceline Limited.

         In June 2000, we entered into definitive agreements with affiliates of General Atlantic Partners, LLC, to introduce our services to several European markets. Under the terms of the agreements, we will license our business model and provide our expertise in technology, marketing and operations to priceline.com europe Ltd., which will pay us an annual licensing fee to use our intellectual property. In addition, we purchased a warrant allowing us under certain conditions to take a majority equity stake in priceline Europe Holdings, N.V., the parent of priceline.com europe Ltd. Currently, priceline.com europe Ltd. plans to begin offering products and services starting in the fourth quarter 2000.

         In July 2000, we entered into a non-binding letter of intent with SoftBank E-Commerce Corp. to introduce our services in Japan. We intend to license our business model and provide our expertise in technology, marketing and operations to priceline.com Japan, an entity to be formed under the laws of Japan. priceline.com Japan will pay us an annual licensing fee to use our intellectual property. Under the terms of the proposed agreement, we will purchase a convertible security allowing us to take a significant equity position in priceline.com Japan under certain conditions. The transaction is subject to the negotiation and execution of definitive agreements and to certain other conditions. The actual launch date for airline ticketing services is subject to successful negotiation with airline companies as well as compliance with certain governmental regulations.


         We believe that our continued growth will depend in large part on our ability to continue to promote the priceline.com brand and to apply the priceline.com business model to a wide range of products and services. We intend to continue to invest heavily in marketing and promotion, technology and personnel. Our goal is to reduce operating losses and improve gross margins in an effort to achieve profitability. Our limited operating history makes the prediction of future results of operations difficult, and accordingly, we cannot assure you that we will achieve or sustain revenue growth or profitability.

Results of Operations

     Revenues

                       Quarter Ended        %        Six Month Ended       %
                         June 30,         Change         June 30,        Change
                         --------         ------         --------        ------
                          ($000)                          ($000)

                    2000          1999              2000        1999
                    ----          ----              ----        ----

REVENUES......    $352,095      $111,564   216%    $665,893    $160,975    314%

         Revenues for the three and six months ended June 30, 2000 consisted primarily of: (1) transaction revenues representing the selling price of airline tickets, hotel rooms, rental cars and long distance telephone service; and (2) fee based revenue. Fee based revenue was comprised primarily of: (a) Worldspan reservation booking fees and customer processing fees; (b) fee income from marketing programs offered in connection with our product offerings; (c) fees from our long distance telephone suppliers; and (d) fee income from our home financing and auto programs. Revenues for the three and six months ended June 30, 1999 consisted primarily of: (1) transaction revenues representing the selling price of airline tickets and hotel rooms; and (2) fee income from marketing programs offered in connection with our product offerings.


         Revenues increased during the three and six months ended June 30, 2000 primarily as a result of the substantial development of our unique customer base, to which we added 1.5 million and 3.0 million new customers during the three and six months ended June 30, 2000, respectively. In addition, we generated approximately 964,000 and 1.8 million repeat customer offers during the three and six months ended June 30, 2000, respectively. As of June 30, 2000, we had a base of approximately 6.8 million unique customers, compared to approximately 2.0 million unique customers at June 30, 1999. A unique customer is defined as someone who has made a guaranteed offer for at least one of our products.

         We believe our customer base grew during the three and six months ended June 30, 2000 as a result of our advertising campaign during the first half of 2000, and due to the availability of additional product inventory generated from adding three additional domestic air carriers during the fourth quarter of 1999 and two additional major rental cars companies during the second quarter of 2000. The growth in our customer base is also attributable to our continued expansion of our service into new vertical markets. During the three and six months ended June 30, 2000, we generated transactional revenues from our long distance telephone service, launched during the second quarter. In addition, we received fee income from our long distance telephone, auto and financial products introduced in the first quarter of 2000. These services were not offered during the same periods of 1999. Travel products, particularly airline tickets, continue to account for the majority of our revenue. Seasonal variations in our travel business, where the third and fourth calendar quarters are typically weaker than the first two quarters, have historically and are expected to continue to impact revenue growth from travel products.


         Fee revenues for the three and six months ended June 30, 2000 increased as a result of volume driven increases in Worldspan reservation booking fees and customer processing fees in the airline and hotel room and rental car services. The processing fees for the airline and hotel room services were introduced during the second quarter of 1999. Fee-based income represented 7.3% and 8.4% of total revenues for the quarters ended June 30, 2000 and 1999, respectively, and 7.8% and 10.0% for the six months ended June 30, 2000 and 1999, respectively. The decrease as a percentage of total revenues is due to the rapid expansion of transactional revenues throughout 1999 and the first half of 2000 and in the second quarter of 2000 due to a reduction in fee revenue from adaptive marketing programs.


         Cost of Revenues and Gross Profit


                        Quarter Ended       %       Six Month Ended        %
                          June 30,        Change        June 30,        Change
                          --------        ------        --------        ------
                           ($000)                        ($000)

                     2000        1999              2000        1999
                     ----        ----              ----        ----
Total Cost of
Revenues........  $297,300      101,045    194%   $562,452    145,085    288%
% of
Revenues........  84%           91%               84%         90%

Gross Profit....  $54,795       $10,519    421%   $103,441    $15,890    551%

Gross Margin....  15.6%         9.4%              15.5%       9.9%



         Cost of revenues consists of product costs and supplier warrant costs. For the three and six months ended June 30, 2000, product costs consisted of: (1) the cost of airline tickets from our suppliers, net of the federal air transportation tax, segment fees and passenger facility charges imposed in connection with the sale of airline tickets; (2) the cost of hotel rooms from our suppliers, net of hotel tax; (3) the cost of rental cars from our suppliers; and (4) in the second quarter of 2000, the cost of long distance telephone service provided by our suppliers. During the three and six months ended June 30, 1999, our product costs were comprised of (1) the cost of airline tickets from our suppliers, net of the federal air transportation tax, segment fees and passenger facility charges imposed in connection with the sale of airline tickets; and (2) the cost of hotel rooms from our suppliers, net of hotel tax. Our supplier warrant costs for the three and six month periods in both years were approximately $381,000, and $762,000, respectively, which represent a non-cash expense related to the issuance of common stock warrants to one of our airline program participants in January 1999. We will recognize additional supplier warrant costs in the amount of approximately $381,000 in each of the next two quarters.

         Gross profit consists of revenues less the cost of revenues. For the three and six months ended June 30, 2000, gross profit increased over the same periods in 1999 as a result of increased transactional sales volume, increased Worldspan reservation booking and customer service fee revenues, and increased fee-based revenues from our long distance telephone, auto and financial services products. In addition to increasing transactional volume, we also have increased the average margin on air tickets and hotel rooms as compared to the same periods of 1999. Because fee-based revenues do not involve separate costs, these revenues have had a disproportionately positive impact on total gross profit. Fee-based revenues represented approximately 46% and 83% of total gross profit for the three months ended June 30, 2000 and 1999, respectively, and 50% and 94% of total gross profit for the six months ended June 30, 2000.


         For the three and six months ended June 30, 2000, gross margin increased from the same period of 1999 as a result of increased average margin on air tickets and hotel rooms, increased Worldspan and customer fees, and as a result of the introduction and expansion of additional products for long distance telephone, financial services and autos during 2000.

         OPERATING EXPENSES

         Sales and Marketing

                        Quarter Ended       %       Six Month Ended        %
                          June 30,        Change        June 30,        Change
                          --------        ------        --------        ------
                           ($000)                        ($000)

                     2000        1999              2000        1999
                     ----        ----              ----        ----

Advertising........$13,826    $ 8,980       54%   $34,164    $20,776      64%

Sales &
Marketing.......... 23,791      8,753      172%    43,902     14,095     211%
                    ------      -----      ---     ------     ------

Total..............$37,617    $17,733      112%   $78,066    $34,871     124%
% Of
Revenues........... 10.7%      15.9%               11.7%      21.7%


         Sales and marketing consists of advertising expenses and other sales and marketing expenses. Advertising expenses consist primarily of:
(1) television and radio advertising; (2) agency fees and production costs for television and radio commercials; and (3) on-line and print advertisements. For the three and six months ended June 30, 2000, advertising expenses increased over the same period in 1999 primarily due to substantial expenses related to the television advertising campaign launched in January 2000. We intend to continue to pursue an advertising and branding campaign in order to continue to attract new users.


         Sales and marketing expenses consist primarily of: (1) credit card processing fees; (2) fees paid to third-party service providers that operate our call centers; (3) provisions for customer credit card charge-backs; and (4) compensation for our sales and marketing personnel. For the three and six months ended June 30, 2000, sales and marketing expenses increased over the same periods in 1999 due to increased costs to run our customer service call centers, increased credit card processing fees, and increased payroll and related expenses resulting from growing our employee base. The increases in sales and marketing expenses were driven by substantial increases in customer offers and revenue.

         General and Administrative

                        Quarter Ended       %       Six Month Ended        %
                           June 30,        Change       June 30,        Change
                           --------        ------       --------        ------
                            ($000)                      ($000)

                      2000        1999               2000       1999
                      ----        ----               ----       ----
General &
Administrative...   $15,222      $5,503     177%    $27,926    $9,170    205%
Payroll Expense
On Employee
Stock Options....    2,507                  N/A       8,414               N/A
                     -----       ------               -----    -------

Total............   $17,729       $5,503    222%    $36,340    $9,170    296%

%  OF REVENUES...   5.0%           4.9%               5.5%       5.7%

         General and administrative expenses consist primarily of: (1) compensation for personnel; (2) fees for outside professionals; (3) telecommunications costs; and (4) occupancy expenses. General and administrative expenses increased during the three and six months ended June 30, 2000 over the same periods in 1999 as a result of increased headcount and resulting payroll and overhead costs associated with the expansion of our product offerings and increases in our revenue base. In addition, for the three and six months ended June 30, 2000, we incurred charges of $2.5 and $8.4 million, respectively, for payroll taxes relating to options exercised in accordance with our employee stock option plans. There was no related expense in the three or six months ending June 30, 1999. Pursuant to agreements we have entered into with our licensees and Walker Digital, during the second quarter, we were reimbursed $7.1 million by our licensees and Walker Digital for costs we incurred in connection with providing information technology and other services to them and for reimbursement by Walker Digital of certain legal expenses associated with patent litigations. Such reimbursement amounts totaled $3.8 million for the first quarter of 2000. General and administrative expenses in the first and second quarter also included the cost of providing such services.

         Systems and Business Development

                        Quarter Ended       %       Six Month Ended        %
                           June 30,        Change       June 30,        Change
                           --------        ------       --------        ------
                            ($000)                      ($000)

                       2000        1999               2000       1999
                       ----        ----               ----       ----
Systems & Busines
Development.........  $6,695       $3,469    93%   $12,563     $5,653    122%
% of
Revenues............  1.9%         3.1%             1.9%        3.5%



         Systems and business development expenses for all periods consist primarily of: (1) payments to outside contractors, (2) depreciation and amortization on computer hardware and software, (3) compensation to our information technology and product development staff, and (4) data communications and other expenses associated with operating our internet site. For the three and six months ended June 30, 2000, systems and business development expenses increased over the same periods in 1999 due to increased staffing requirements and resulting consulting, payroll and overhead costs related to the expansion of our product offerings and technological infrastructure. In addition, we recognized increased depreciation and amortization expenses resulting primarily from capital expenditures and increased internal software development costs incurred in past and current quarters.


INTEREST INCOME, NET


                         Quarter Ended       %       Six Month Ended       %
                            June 30,        Change       June 30,       Change
                            --------        ------       --------       ------
                             ($000)                      ($000)

                        2000        1999              2000      1999
                        ----        ----              ----      ----

INTEREST INCOME, NET...$2,725       $1,929    41%     $5,440    $2,387   128%


         For the three months ending June 30, 2000, interest income on cash and marketable securities increased from the prior year due to higher interest rates realized on cash balances as compared to the prior year, and as a result of interest income on a loan we made to MyPrice Pty. Ltd., our Australian licensee, which was subsequently repaid. For six months ending June 30, 2000, interest income on cash and marketable securities increased primarily due to higher balances resulting from our initial public offering of common stock in April of 1999 and our follow-on public offering of common stock in August of 1999.


LIQUIDITY AND CAPITAL RESOURCES


         As of June 30, 2000, we had approximately $138.7 million in cash, cash equivalents and short-term investments. We generally invest excess cash, cash equivalents and short-term investments predominantly in debt instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes.

         Net cash provided by operating activities was $4.0 million for the six months ended June 30, 2000. Net cash provided by operating activities during 2000 was primarily attributable to expanding gross margin on increasing revenues, which was partially offset by increasing operating expenses. Net cash used in operating activities was $33.8 million for the six months ended June 30, 1999. Net cash used in operating activities during 1999 was primarily attributable to net losses from operations.

         Net cash used in investing activities was $54.1 million and $20.6 million for the six months ended June 30, 2000 and 1999, respectively. Net cash used in investing activities was primarily related to purchases of property and equipment and, in the first half of 2000, to purchase convertible notes and warrrants in certain licensees and to purchase certain equity investments, described more fully below.

         In February 2000, we made an equity investment of $5.0 million in Last Minute.com, a U.K. based e-commerce company.

         In February 2000, we purchased a $3.6 million convertible secured note in an affiliate of Alliance Capital Partners, pursuant to our agreement with Alliance.

         During the second quarter, we purchased convertible notes in the amounts of $11.1 million and $6.7 million in Hutchison-Priceline Limited and MyPrice Pty. Ltd., respectively, pursuant to our agreements to develop our products in certain Asian and Australian markets. In addition, we purchased a warrant in the amount of $3.2 million from priceline.com europe Ltd. pursuant to our agreements to develop our products in Europe.

         We have certain commitments for capital expenditures as part of our ongoing business cycle. None of these commitments are material to our financial position either individually or in the aggregate. As a result of our rapid growth, we expect to continue to increase capital expenditures for purchased computer hardware, internally developed software, other equipment and leasehold improvements.

         Net cash provided by financing activities was $12.3 million for the six months ended June 30, 2000, primarily as a result of cash inflow related to the exercise of employee stock options. Net cash provided by financing activities was $143.6 million for the six months ended June 30, 1999, primarily as a result of proceeds from our initial public offering.

         In the second quarter of 2000, we made a loan to an executive officer aggregating $3.0 million, which bears interest at 6.4%. Subject to certain prepayment obligations and to forgiveness in the event of certain changes of control, death, or termination without cause, pursuant to the terms of these loans, accrued interest and principal are due after five years, but are forgiven under certain circumstances if the executive remains employed by us at that time.

         We are subject to employer payroll taxes on employee exercises of non-qualified stock options. Using the closing price of our common stock on August 8, 2000, which was $28.00 per share, employer payroll taxes on unrealized gains related to in-the-money vested and unvested non-qualified stock options would be approximately $4.5 million and $844,000, respectively. These employer payroll taxes would be recorded as a charge to operations in the period such options are exercised based on actual gains realized by employees. Net proceeds that we would receive upon the exercise of such vested and unvested stock options would approximate $19.8 million and $3.7 million, respectively. In addition, we would receive tax deductions for gains realized by employees on the exercise of non-qualified stock options. Our quarterly results of operations and cash flows could vary significantly depending on the periods in which the stock options are exercised by employees and, consequently, the amount of employer payroll taxes assessed.

         We believe that our existing cash balances and liquid resources will be sufficient to fund our operating activities, capital expenditures and other obligations through at least the next twelve months. However, if during that period or thereafter, we are not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, we may be required to reduce our planned capital expenditures and scale back the scope of our business plan, either of which could have a material adverse effect on our projected financial condition or results of operation. If additional funds were raised through the issuance of equity securities, the percentage ownership of our then current stockholders would be diluted. We cannot assure you that we will generate sufficient cash flow from operations in the future, that anticipated revenue growth will be realized or that future borrowings or equity contributions will be available in amounts sufficient to make anticipated capital expenditures or finance our business plan.

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

We Are Not Profitable and May Continue to Incur Losses

         As of June 30, 2000, we had an accumulated deficit of $1.2 billion, of which $1.08 billion related to certain non-cash charges arising from equity issuances to a number of participating airlines, our Chairman and other parties, which was partially offset by $188.8 million of income representing the amount of estimated fair value of warrants received by us in connection with our relationship with our licensee, Priceline WebHouse Club, Inc. We have not achieved profitability and may continue to incur losses.

         A substantial portion of our revenues to date have been derived from airline, hotel and rental car products. As our business model evolves, we expect to continue to introduce a number of new products and services. With respect to both current and future product and service offerings, we expect to increase significantly our operating expenses in order to increase our customer base, enhance our brand image and support our growing infrastructure. For us to make a profit, our revenues and gross profit margins will need to increase sufficiently to cover these and other future costs. Otherwise, we may never achieve profitability.


Potential Fluctuations in Our Financial Results Make Financial Forecasting Difficult

         We expect our revenues and operating results to vary significantly from quarter to quarter. As a result, quarter to quarter comparisons of our revenues and operating results may not be meaningful. In addition, due to our limited operating history and our new and relatively unproven business model, it may be difficult to predict our future revenues or results of operations accurately. It is likely that in one or more future quarters our operating results will fall below the expectations of securities analysts and investors. If this happens, the trading price of our common stock would almost certainly be materially and adversely affected.


         Our business has almost no backlog and almost all of our revenues for a particular quarter are derived from transactions that are both initiated and completed during that quarter. Our current and future expense levels are based largely on our investment plans and estimates of future revenues and are, to a large extent, fixed. Accordingly, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, and any significant shortfall in revenues relative to our planned expenditures could have an immediate adverse effect on our business and results of operations.


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

We Are Dependent On the Airline Industry and Certain Airlines


         Our near term, and possibly long term, our prospects are significantly dependent upon our sale of leisure airline tickets. Sales of leisure airline tickets represented a substantial majority of total revenue for the year ended December 31, 1999 and the six months ended June 30, 2000.
Leisure travel, including the sale of leisure airline tickets, is dependent on personal discretionary spending levels. As a result, sales of leisure airline tickets and other leisure travel products tend to decline during general economic downturns and recessions. Unforeseen events, such as political instability, regional hostilities, increases in fuel prices, travel-related accidents and unusual weather patterns also may adversely affect the leisure travel industry. As a result, our business also is likely to be affected by those events. Significantly reducing our dependence on the airline and travel industries is likely to take a long time and there can be no guarantee that we will succeed in reducing that dependence.

         Sales of airline tickets from priceline.com's six largest airline suppliers accounted for approximately 93% and 84%, respectively, of airline ticket revenue for the year ended December 31, 1999 and the six months ended June 30, 2000, respectively. As a result, currently we are substantially dependent upon the continued participation of these airlines in the priceline.com service in order to maintain and continue to grow our total airline ticket revenues. We currently have 35 participating airlines. However, our airline participation agreements:


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

         Due to our dependence on the airline industry, we could be severely affected by changes in that industry, and, in many cases, we will have no control over such changes or their timing. For example, if the Federal Aviation Administration grounded a popular aircraft model, excess seat capacity could be dramatically reduced and, as a result, our source of inventory could be significantly curtailed. In addition, given the concentration of the airline industry, particularly in the domestic market, major airlines that are not participating in the priceline.com service could exert pressure on other airlines not to supply us with tickets. Moreover, the airlines could attempt to establish their own buyer-driven commerce service or participate or invest in other similar services being established to compete with us. We also could be materially adversely affected by the bankruptcy, insolvency or other material adverse change in the business or financial condition of one or more of our airline participants.

Our Business Model is Novel

         The priceline.com service is based on a novel and relatively new business model. We will be successful only if consumers and sellers continue to actively use the priceline.com service. Prior to the launch of the priceline.com service, consumers and sellers had never bought and sold products and services through a demand collection system over the Internet. Therefore, it is impossible to predict the degree to which consumers and sellers will continue to use the priceline.com service.

         Many of the factors influencing consumers' and sellers' willingness to use the priceline.com service are outside our control. For example, a labor dispute that disrupts airline service or an airline accident could make consumers unwilling to use a service like priceline.com that does not permit the customer to designate the airline on which the customer purchases a ticket. In addition, a breach of security on the Internet, even if we were not involved, could make consumers unwilling to place orders online with a credit card. Consequently, it is possible that consumers and sellers will never utilize the priceline.com service to the degree necessary for us to achieve profitability.

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

New Businesses We Are Evaluating May Not Be Successful


         We intend to expand our current Name Your Own PriceSM business model into other areas of e-commerce and to other regions, directly and through licensees. We recently licensed our name and business model to Priceline WebHouse Club, Inc., a privately held independent start-up company affiliated with Walker Digital, Inc., for use in a business that enables consumers to use the Internet to identify the purchase terms for groceries and other retail merchandise which they would subsequently pick up from participating retailers. Priceline WebHouse Club, Inc. recently expanded its service to include gasoline. In addition, we have licensed our name and business model to Alliance Capital Partners in connection with our home financing services and to other third parties in connection with other products. We also have entered into, and intend to continue to enter into, similar licensing arrangements with third parties in connection with international expansion of the priceline.com service.

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

We May Be Unable to Effectively Manage Our Rapid Growth

         We have rapidly and significantly expanded our operations and anticipate that further expansion will be required to realize our growth strategy. Our rapid growth has placed significant demands on our management and other resources which, given our expected future growth rate, is likely to continue. To manage our future growth, we will need to continue, among other things, to improve existing systems and/or implement new systems for:
(1) transaction processing; (2) operational and financial management; and
(3) training, integrating and managing our growing employee base. Our failure to effectively manage our rapid growth could have a material adverse effect on our business, results of operations and financial condition.

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

We Rely on Third-Party Systems


         We rely on certain third-party computer systems and third-party service providers, including the computerized central reservation systems of the airline and hotel industries to satisfy demand for airline tickets and hotel room reservations. Any interruption in these third-party services systems or deterioration in their performance could be disruptive to our business. Our agreements with third-party service providers are terminable upon short notice. In the event our arrangement with any of such third parties is terminated, we may not be able to find an alternative source of systems support on a timely basis or on commercially reasonable terms and, as a result, our business and results of operations could be materially and adversely affected.


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

         Our current or potential competitors with respect to the arrangement and sale of new automobiles in the online marketplace, include, among others, Auto-by-Tel, Carsdirect.com, Autoweb.com, Greenlight.com and CarPoint.com. To some extent, we compete for new car shoppers' attention with retail new car dealers, many of which offer online shopping capabilities.

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

         With respect to long distance services, our current or potential competitors include long distance providers, local exchange providers that may be entering the long distance market and Internet Protocol telephone services.

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


         While we believe that our issued patents and pending patent applications help to protect our business, there can be no assurance that:


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

Legal Proceedings

         We are a party to the legal proceedings described in Item 1 of
Part II "Legal Proceedings." An adverse outcome in any of the actions described in Item 1 of Part II could have a material adverse effect on our business, results of operation and financial condition.

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

         We incur substantial expense to protect against and remedy security breaches and their consequences. However, we cannot guarantee that our security measures will prevent security breaches. A party that is able to circumvent our security systems could steal proprietary information or cause significant interruptions in our operations. For instance, several major Web sites have experienced significant interruptions as a result of improper direction of excess traffic to those sites, and computer viruses have substantially disrupted e-mail and other functionality in a number of countries, including the United States. Security breaches also could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our insurance policies carry low coverage limits, which may not be adequate to reimburse us for losses caused by security breaches.

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

         In addition, the trading prices of Internet stocks in general, including ours, have experienced extreme price and volume fluctuations. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. The valuations of many Internet stocks, including ours, are extremely high based on conventional valuation standards, such as price to earnings and price to sales ratios. The trading price of our common stock has increased from the initial public offering price. These trading prices and valuations may not be sustained. Any negative change in the public's perception of the prospects of Internet or e-commerce companies could depress our stock price regardless of our results. Other broad market and industry factors may decrease the market price of our common stock, regardless of our operating performance. Market fluctuations, as well as general political and economic conditions, such as a recession or interest rate or currency rate fluctuations, also may decrease the market price of our common stock.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         priceline.com currently has no floating rate indebtedness, holds no derivative instruments, and does not earn significant foreign-sourced income. Accordingly, changes in interest rates or currency exchange rates do not generally have a direct effect on priceline.com's financial position. However, changes in currency exchange rates may affect the cost of international airline tickets and international hotel reservations offered through the priceline.com service, and so indirectly affect consumer demand for such products and priceline.com's revenue and effect the value of our investments in our foreign licensees. In addition, to the extent that changes in interest rates and currency exchange rates affect general economic conditions, priceline.com would also be affected by such changes.

         PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS

         Please see Note 7 to the Notes to Unaudited Consolidated Financial Statements included in the Form10-Q and Part I, Item 3 of priceline.com's Annual Report on Form 10-K for the year ended December 31, 1999.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

         On June 30, 2000, we issued six million shares of Series A Convertible Redeemable PIK Preferred Stock to Delta Air Lines, Inc. in exchange for six million shares of our common stock held by Delta. The exchange was part of an agreement between priceline.com and Delta in which Delta agreed to restructure its existing equity in priceline.com in order to facilitate the entrance of additional airlines into the priceline.com program. We relied upon Section 3(a)(9) of the Securities Act of 1933, as amended, to provide an exemption from registration for the issuance. No commission or other remuneration was paid by us to any financial advisors for the solicitation of such exchange. The preferred stock is convertible, at the holder's option, into shares of our common stock on a one-for-one basis at any time prior to redemption, subject to certain anti-dilution adjustments.

         On April 1, 1999, priceline.com completed an initial public offering in which it sold 10,000,000 shares of its common stock, $0.008 par value. Offering proceeds to priceline.com, net of approximately $11.2 million in aggregate underwriter discounts and commissions and $4.5 million in other related expenses, were approximately $144.3 million. A portion of the net offering proceeds received on April 1, 1999 from the initial public offering were used in the second quarter for general corporate purposes, including working capital to fund anticipated operating losses, expenses associated with priceline.com's advertising campaigns, brand-name promotions and other marketing efforts and capital expenditures. Priceline has applied all of the offering proceeds.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(A)      EXHIBITS

Exhibit
Number       Description
------       -----------


3.3 Certificate of Designation, Preferences and Rights of Series A Convertible Redeemable PIK Preferred Stock of priceline.com Incorporated.

10.1.3       priceline.com Incorporated 1999 Omnibus Plan, as amended.

10.31 Amended and Restated Promissory Note, dated May 18, 2000, between priceline.com Incorporated and Daniel H. Schulman.

10.32 Amendment to Employment Agreement, dated June 12, 2000, between priceline.com Incorporated and Richard Braddock.

10.33 Lease, dated as of May 1, 2000, between the parties listed therein, as Landlord, and priceline.com Incorporated, as Tenant.

10.34        Convertible Note, dated June 27, 2000, between
             Hutchison-Priceline Limited, as obligor, and PCLN Asia, Inc., as holder.

27.1         Financial Data Schedule.

(b)          Reports On Form 8-K

         On June 30, 2000, we filed a report on Form 8-K announcing the launch of priceline.com europe and the issuance of Series A Convertible Redeemable PIK Preferred Stock. On July 26, 2000, we filed a report on Form 8-K announcing our second quarter 2000 financial results that included unaudited balance sheets at June 30, 2000 and December 31, 1999 and statements of operations for the three and six months ended June 30, 2000.



                                 SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             PRICELINE.COM INCORPORATED
                                             (Registrant)




Date:  August 14, 2000            By:  /S/ Heidi G. Miller
                                       -----------------------------
                                       Name:    Heidi G. Miller
                                       Title:   Executive Vice President,
                                       Strategy, Planning & Administration,
                                       and Chief Financial Officer