Form 10-K/A
period 1999-12-31
PRICELINE COM INC
filed 2000-09-15
CIK 1075531

=============================================================================

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                            ------------------

                                FORM 10-K/A
         AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                            ------------------

For the year ended: December 31, 1999           Commission File No.: 0-25581

                         PRICELINE.COM INCORPORATED
           (Exact name of Registrant as specified in its charter)

            DELAWARE                   0-25581               06-1528493
 (State or other Jurisdiction     (Commission File        (I.R.S. Employer
        of Incorporation)              Number)           Identification No.)

     800 CONNECTICUT AVENUE,
      NORWALK, CONNECTICUT                                       06584
  (Address of Principal Office)                               (Zip Code)

     Registrant's telephone number, including area code: (203) 299-8000

                             ------------------

        Securities Registered Pursuant to Section 12(b) of the Act:
                  Common Stock, par value $0.008 per share

      Securities Registered Pursuant to Section 12(g) of the Act: None


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes |X| No |_|

Aggregate market value of voting stock held by non-affiliates of the registrant as of March 10, 2000 ........................$5,664,836,331

Number of shares of common stock outstanding as of March 10,
2000 ..........................................................   170,115,752


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

==============================================================================



      This amendment to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the "Form 10-K") is being filed for the purpose of including as an exhibit thereto the Participation Warrant Agreement attached thereto as an exhibit.

      In addition, the Registrant attaches a copy of Deloitte & Touche LLP's auditors' report that was attached to the Registrant's financial statements included in the Form 10-K. The electronically filed version of Deloitte & Touche LLP's auditors' report unintentionally omitted Deloitte & Touche LLP's conformed signature.

      The Registrant hereby amends Item 14 of its Form 10-K filed as follows:


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(c)   Exhibits

      The exhibits listed below are filed as a part of this Annual Report on Form 10-K.

EXHIBIT NUMBER                DESCRIPTION
--------------                -----------

10.11.7 Participation Warrant Agreement, dated as of November 17, 1999, between the Registrant and Delta Air Lines, Inc.




                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                PRICELINE.COM INCORPORATED

                                By: /s/ Heidi G. Miller
                                   ---------------------------------------
                                Name:   Heidi G. Miller
                                Title:  Chief Financial Officer
                                Date:   September 15, 2000