Form 10-Q
period 2000-09-30
PRICELINE COM INC
filed 2000-11-14
CIK 1075531

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(Mark One)

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2000

                                       OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________ to __________

                         Commission File Number 0-25581

                           PRICELINE.COM INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Delaware                                      06-152849
----------------------------------              ------------------------------
 (State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                    Identification Number)

                             800 Connecticut Avenue
                           Norwalk, Connecticut 06854
--------------------------------------------------------------------------------
                    (address of principal executive offices)

                                 (203) 299-8000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      N/A
--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed, since last report)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|.

Number of shares of Common Stock outstanding at November 10, 2000:

 Common Stock, par value $0.008 per share               168,508,660
-----------------------------------------        ---------------------------
              (Class)                                (Number of Shares)
                           priceline.com Incorporated
                                    Form 10-Q

                    For the Quarter Ended September 30, 2000

PART I - UNAUDITED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Consolidated Balance Sheets at September 30, 2000 and December 31, 1999.......3
Consolidated Statements of Operations For the Three and Nine Months
  Ended September 30, 2000 and 1999...........................................4
Consolidated Statement of Changes in Stockholders' Equity For the Nine
  Months Ended September 30, 2000.............................................5
Consolidated Statements of Cash Flows For the Nine Months Ended September
  30, 2000 and 1999...........................................................6
Notes to Unaudited Consolidated Financial Statements..........................7

Item 2. Management's Discussion and Analysis of Financial Condition
  and Results of Operations..................................................13

Item 3. Quantitative and Qualitative Disclosures About Market Risk...........32

PART II - OTHER INFORMATION

Item 1. Legal Proceedings....................................................33
Item 6. Exhibits & Reports on Form 8-K.......................................33

SIGNATURES...................................................................34

Part I - UNAUDITED FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                           priceline.com Incorporated
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                  September 30,  December 31,
                                                                      2000         1999
                                                                  -------------  ------------
                          ASSETS                                  (unaudited)
Current assets:
Cash and cash equivalents .....................................   $   104,501    $   133,172
Short-term investments ........................................        26,122         38,771
Accounts receivable,  net of allowance for doubtful accounts of
  $3,979 and $1,961 ...........................................        24,199         21,289
Related party receivable ......................................         5,532            508
Prepaid expenses and other current assets .....................        20,755         17,999
                                                                  -----------    -----------
Total current assets ..........................................       181,109        211,739
Property and equipment, net ...................................        46,257         28,006
Related party receivable ......................................        15,089          8,838
Warrants to purchase common stock of licensees ................         3,250        189,000
Other assets ..................................................        39,868          4,303
                                                                  -----------    -----------
Total assets ..................................................   $   285,573    $   441,886
                                                                  ===========    ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable ..............................................   $    59,447    $    24,302
Preferred stock dividends payable .............................        14,382
Accrued expenses ..............................................        17,324         13,695
Other current liabilities .....................................         3,739          1,253
                                                                  -----------    -----------
Total current liabilities .....................................        94,892         39,250
                                                                  -----------    -----------

Mandatorily redeemable convertible preferred stock, $0.01 par value, authorized 6,000 shares; issued 6,000 and 0 shares,
  respectively ................................................       359,580
                                                                  -----------    -----------

Stockholders' equity:
Common stock, $0.008 par value, authorized 1,000,000 shares;
  issued 173,807 and 163,867 shares, respectively .............         1,390          1,311
Treasury stock, at cost, 6,000 and 0 shares, respectively .....      (359,580)
Additional paid-in capital ....................................     1,595,228      1,581,708
Accumulated other comprehensive loss ..........................        (1,162)
Accumulated deficit ...........................................    (1,404,775)    (1,180,383)
                                                                  -----------    -----------
Total stockholders' equity ....................................      (168,899)       402,636
                                                                  -----------    -----------
Total liabilities and stockholders' equity ....................   $   285,573    $   441,886
                                                                  ===========    ===========

                 See notes to consolidated financial statements.

                           priceline.com Incorporated
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (In thousands, except per share data)

                                       Three Months Ended            Nine Months Ended
                                         September 30,                 September 30,
                                         -------------                 -------------
                                      2000           1999           2000           1999
                                      ----           ----           ----           ----
Revenues .....................   $   341,334    $   152,222    $ 1,007,227    $   313,197
Cost of revenues:
  Product costs ..............       286,899        133,628        848,589        277,951
  Supplier warrant costs .....           381            381          1,143          1,143
                                 -----------    -----------    -----------    -----------
Total cost of revenues .......       287,280        134,009        849,732        279,094

Gross profit .................        54,054         18,213        157,495         34,103
                                 -----------    -----------    -----------    -----------
Operating expenses:
  Supplier start-up warrant
    costs ....................            --         88,389             --         88,389
  Write off of WebHouse
    Warrant ..................       189,000             --        189,000             --
  Sales and marketing ........        35,569         21,413        113,635         56,284
  General and administrative .        11,934          6,843         39,860         16,013
  Payroll tax expense on
    employee stock options ...           349          1,547          8,763          1,547
  Systems and business
    development ..............        11,420          4,593         23,983         10,246
                                 -----------    -----------    -----------    -----------
Total operating expenses .....       248,272        122,785        375,241        172,479
                                 -----------    -----------    -----------    -----------
Operating loss ...............      (194,218)      (104,572)      (217,746)      (138,376)

Gain on sale of equity
  investments ................            32             --             32             --
Interest income, net .........         2,264          2,356          7,704          4,743
                                 -----------    -----------    -----------    -----------
Net loss .....................      (191,922)      (102,216)      (210,010)      (133,633)

Preferred stock dividend .....        (7,191)                      (14,382)
Accretion on preferred stock .                                                     (8,354)
                                 -----------    -----------    -----------    -----------
Net loss applicable to common
  stockholders ...............   $  (199,113)   $  (102,216)   $  (224,392)   $  (141,987)
                                 ===========    ===========    ===========    ===========
Net loss applicable to common
  stockholders per basic and
  diluted common share .......   $     (1.19)   $     (0.71)   $     (1.35)   $     (1.02)
                                 ===========    ===========    ===========    ===========
Weighted average number of
  basic and diluted common
  shares outstanding .........       167,059        144,501        166,389        139,817
                                 ===========    ===========    ===========    ===========

                 See notes to consolidated financial statements.

                                priceline.com Incorporated
                CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 AS OF SEPTEMBER 30, 2000
                                       (unaudited)
                                      (In thousands)

                                   Treasury Stock         Common Stock        Additional                     Other
                                   --------------         ------------          Paid-in     Accumulated  Comprehensive
                                 Shares      Amount     Shares     Amount       Capital       Deficit        Loss          Total
                                 ------      ------     ------     ------       -------       -------        ----          -----
Balance, January 1, 2000 .......                        163,867    $ 1,311    $ 1,581,708   $(1,180,383)                $   402,636

Purchase of treasury  shares ...  6,000    $(359,580)                                                                      (359,580)

Exercise of warrants and options
  to purchase common stock .....                          9,940         79         13,520                                    13,599

Comprehensive loss:

Net loss applicable to
 common stockholders ...........                                                               (224,392)                   (224,392)

Unrealized loss
 on investments ................                                                                            $(1,162)         (1,162)

Total comprehensive loss .......                                                            $  (224,392)    $(1,162)       (225,554)
                                  -----    ---------     ------    -------    -----------   -----------     -------     -----------

Balance, September 30, 2000 ....  6,000    $(359,581)    73,807    $ 1,390    $ 1,595,228   $(1,404,775)    $(1,162)    $  (168,899)
                                  =====    =========     ======    =======    ===========   ===========     =======     ===========

                 See notes to consolidated financial statements.

                           priceline.com Incorporated
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (In thousands)

                                                           Nine Months Ended
                                                             September 30,
                                                          2000          1999
                                                          ----          ----
OPERATING ACTIVITIES:
Net loss .........................................     $(210,010)     $(133,633)
Adjustments to reconcile net loss to net
  cash provided by (used in) operating
  activities:
Depreciation and amortization ....................        10,711          3,508
Provision for uncollectible accounts .............         2,018          2,159
Warrant costs ....................................         1,143          1,143
Supplier start-up costs ..........................                       88,389
Write off of WebHouse Warrant ....................       189,000
   Changes in assets and liabilities:
   Accounts receivable ...........................        (4,928)       (25,468)
   Related party receivables .....................       (11,275)       (12,511)
   Prepaid expenses and other current assets .....        (3,898)        (4,513)
   Accounts payable and accrued expenses .........        38,774         32,998
   Other .........................................         1,486         (2,297)
                                                       ---------      ---------
Net cash provided by (used in) operating
  activities .....................................        13,021        (50,225)
                                                       ---------      ---------
INVESTING ACTIVITIES:
Additions to property and equipment ..............       (28,962)       (17,975)
Purchase of convertible notes and warrants
  of licensees ...................................       (34,304)
Purchase of equity investments ...................        (5,000)        (2,000)
Proceeds from sale of equity investments .........           347
(Purchase )/sale of short term investments .......        12,649        (77,446)
                                                       ---------      ---------
Net cash used in investing activities ............       (55,270)       (97,421)
                                                       ---------      ---------

FINANCING ACTIVITIES:
Payment of long-term debt and capital lease
  obligations ....................................           (21)        (1,018)
Issuance of common stock .........................        13,599        210,541
                                                       ---------      ---------
Net cash provided by financing activities ........        13,578        209,523
                                                       ---------      ---------
Net (decrease) increase in cash and cash
  equivalents ....................................       (28,671)        61,877
Cash and cash equivalents, beginning of
  period .........................................       133,172         53,593
                                                       ---------      ---------
Cash and cash equivalents, end of period .........     $ 104,501      $ 115,470
                                                       ---------      ---------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for interest .......           $33            $57
                                                       =========      =========

                 See notes to consolidated financial statements.

                           priceline.com Incorporated
              Notes to Unaudited Consolidated Financial Statements

1. BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000. For a summary of significant accounting policies see the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

3. NEW ACCOUNTING POLICY

      In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In September 2000, the SEC issued SAB No. 101B to defer for three quarters the effective date of implementation of SAB No. 101 with earlier application encouraged. The Company is required to adopt SAB 101 in the fourth quarter 2000.

      In July 2000, the Emerging Issues Task Force reached a consensus with respect to EITF 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" ("EITF 99-19"). The Task Force addressed whether a company should report revenue based on the gross amount billed to a customer because it has earned revenue from the sale of the goods or services or the net amount retained (that is, the amount billed to the customer less the amount paid to a supplier) because it has earned a commission or fee. The accounting principles in EITF 99-19 are consistent with the requirements of SAB 101. The Company does not expect the adoption of SAB 101 or EITF 99-19 to have a material effect on its financial position or results of operations, or presentation of its operating results.

      In July 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB No. 133". The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The rule now will apply to fiscal quarters of fiscal years beginning after June 15, 2000. In June 1998, SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued. The statement will require the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the derivative's change in fair value will be immediately recognized in earnings. The Company does not expect that the adoption of SFAS No. 133 will have a material effect on its financial position or results of operations.

4. OTHER ASSETS

      Other assets consist of the following as of September 30, 2000:

      Equity investments in publicly traded  companies    $ 5,667
      Convertible notes of licensees                       29,179
      Other                                                 5,022
                                                          -------
      Total                                               $39,868
                                                          =======

      The Company has entered into several transactions with internet businesses. The equity investments in two of these businesses, Lastminute.com plc. and LendingTree.com, Inc., the stock of each of which is publicly traded, are recorded at the closing market price of the shares as of the balance sheet date.

      The convertible notes of $11.1 million, $7.5 million, $6.7 million and $3.8 million, issued by Hutchison-Priceline Limited, priceline.com Auto Insurance Agency, Inc., MyPrice Pty. Ltd. and Alliance Capital Partners, respectively, are recorded at cost.

      The warrants to purchase shares of priceline.com europe Ltd. are carried at cost, $3.2 million, which the Company believes approximates the fair value at September 30, 2000. The underlying shares are not publicly traded. During the three month period ended September 30, 2000, the Company recorded a non-cash loss of $189 million to write off the full carrying value of a warrant to purchase shares of Priceline Webhouse Club, Inc., which ceased operations in October 2000.

5. COMPREHENSIVE LOSS

      Following are components of the Company's comprehensive loss:

                                                  Three Months    Nine Months
                                                     Ended           Ended
                                                  September 30,   September 30,
                                                      2000            2000

Net loss applicable to common stockholders         $(199,113)      $(224,392)
Other comprehensive loss:
  Unrealized loss on investments                      (4,867)         (1,162)
                                                   ---------       ---------
  Total comprehensive loss                         $(203,980)      $(225,554)
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

      On June 30, 2000, the Company exchanged six million shares of the Company's common stock held by Delta Air Lines, Inc. for six million shares of the Series A Preferred Stock. The six million shares of common stock received by the Company from Delta are included in Treasury Stock on the Company's balance sheet. On October 1, 2000, the Company issued Delta 549,764 shares of Common Stock as a dividend on the Preferred Stock.

7. COMMITMENTS AND CONTINGENCIES

      On January 6, 1999, the Company received notice that a third party patent applicant and patent attorney, Thomas G. Woolston, purportedly had filed in December 1998 with the United States Patent and Trademark Office a request to declare an interference between a patent application filed by Woolston and the Company's U.S. Patent 5,794,207. The Company is currently awaiting information from the Patent Office regarding whether it will initiate an interference proceeding.

      On January 19, 1999, Marketel International Inc. (Marketel), a California corporation, filed a lawsuit against the Company, among others. On February 22, 1999, Marketel filed an amended and supplemental complaint. On March 15, 1999, Marketel filed a second amended complaint. On May 9, 2000, Marketel filed a third amended complaint against the Company and Priceline Travel, Inc. The third amended complaint alleges causes of action for misappropriation of trade secrets, conversion, false advertising and for correction of inventorship of U.S. Patent 5,794,207. In its third amended complaint, Marketel alleges, among other things, that the defendants conspired to misappropriate Marketel's business model, which allegedly was provided in confidence approximately ten years ago. The third amended complaint also alleges that four former Marketel employees are the actual sole inventors or co-inventors of U.S. Patent 5,794,207, which was issued on August 11, 1998 and has been assigned to the Company. Marketel asks that the patent's inventorship be corrected accordingly.

      On February 5, February 10 and March 31, 1999, the Company filed answers respectively, to the complaint, amended complaint and second amended complaint, in which the Company denied the material allegations of liability. On May 19, 2000, the Company filed a motion to dismiss the third amended complaint for failure to state a complaint upon which relief can be granted. The Company strongly disputed the material legal and factual allegations contained in Marketel's third amended complaint and believes that the amended complaint is without merit. In addition, on July 13, 2000, the Company filed a motion for summary judgment alleging that Marketel has not identified legally protectable trade secrets and is not entitled to correction of inventorship of U.S. Patent 5,794,207. The Company's motions are scheduled to be heard on December 5, 2000. Trial is currently scheduled to commence on January 16, 2001. The Company intends to defend vigorously against the action. Pursuant to the indemnification obligations contained in the Purchase and Intercompany Services Agreement with Walker Digital, Walker Digital has agreed to indemnify, defend and hold the Company harmless for damages, liabilities and legal expenses incurred in connection with the Marketel litigation.

      On October 13, 1999, the Company filed a complaint in the United States District Court for the District of Connecticut under the caption Priceline.com Incorporated v. Microsoft Corporation and Expedia, Inc., No. 399CV1991 (AWT) alleging that Microsoft Corporation and Expedia, Inc., a subsidiary of Microsoft Corporation, infringe the Company's U.S. Patent 5,794,207 by operating the defendants' "Hotel Price Matcher" service, and that the defendants' conduct toward the Company violated the Connecticut Unfair Trade Practices Act. On December 20, 1999, defendants moved the Court to dismiss the complaint for failure to name a necessary party, Marketel. On March 21, 2000, the presiding judge stated that he intends to deny defendant's motion to dismiss, and that a decision will be forthcoming. On December 23, 1999, the Court granted the Company's motion to supplement the complaint to expressly include defendant's "Flight Price Matcher" service.

      On July 14, 2000, the Company filed a complaint in the United States District Court for the District of Connecticut under the caption Priceline.com Incorporated v. Microsoft Corporation and Expedia, Inc., alleging that defendants infringe the Company's U.S. Patent 6,085,169 by operating the "Hotel Price Matcher" and "Flight Price Matcher" services. In the lawsuit, the Company is seeking declaratory relief, permanent injunctive relief and actual and punitive damages. Walker Digital has agreed to reimburse the Company for a portion of the legal expenses incurred in connection with the Microsoft litigations.

      On September 6, 2000, Pannell-Christ Incorporated, an Indiana corporation, filed a lawsuit against the Company in the United States District Court for the District of Indiana under the caption Pannell-Christ Incorporated v. priceline.com Incorporated, IP 00-0810 CT/G. The complaint alleges federal and state common law service mark infringement based on Pannell-Christ's federal trademark registration for "Name Your Price!" for educational services and common law trademark rights. The complaint seeks injunctive relief and damages. On September 29, 2000, the Company filed an Answer and Counterclaim in which the Company denied the material allegations of liability in the complaint and counterclaimed for cancellation of Pannell-Christ's federal trademark registration. The Company strongly dispute the material legal and factual allegations contained in the complaint and believe the complaint is without merit.

      Subsequent to the Company's announcement on September 27, 2000 that revenues for the third quarter 2000 would not meet expectations, the Company became aware of press announcements concerning class action lawsuits against the Company alleging violations of the securities laws. As of November 13, 2000, the Company has been served with the following purported class action complaints:

     o     Mathis Weingarten, et al v priceline.com
           Incorporated and Jay S. Walker, 300 CV 1901 SRU,
           (District of Connecticut)

     o Randall Twardy, et al v priceline.com Incorporated, Jay Walker, R. Braddock, and D. Schulman
           300 CV 1884 JBA, (District of Connecticut)

     o Natalie Berdakina, et al v priceline.com Incorporated, Jay Walker, R. Braddock, and D. Schulman
           300 CV 1902 RNC, (District of Connecticut)

     o Samuel Mayer et al v priceline.com Incorporated, Jay Walker, R. Braddock, and D. Schulman
           300 CV 1923 RNC, (District of Connecticut)

     o Anthony Mazzo, et al v priceline.com Incorporated, Jay Walker, R. Braddock, and D. Schulman
           300 CV 1924 PCD, (District of Connecticut)

     o Mark Fialkov, et al v priceline.com Incorporated, Jay Walker, R. Braddock, and D. Schulman
           300 CV 1954 CFD, (District of Connecticut)

     o Jeremy Licht, et al v priceline.com Incorporated and Jay Walker 300 CV 2049 DJS, (District of Connecticut)

     o Jim M. Ayach & Sarah Sontag, et al v priceline.com Incorporated, Jay Walker, R. Braddock, and D. Schulman
           300 CV 2062 DJS, (District of Connecticut)

     o Michael Cerelli, et al v priceline.com Incorporated, Jay Walker, R. Braddock, and D. Schulman
           300 CV 1918 DJS, (District of Connecticut)

     o     Howard Gunty Profit Sharing Plan, et al v. priceline.com
             Incorporated,
           R. Braddock, D. Schulman, and Jay S. Walker
           300 CV 1917 WWB, (District of Connecticut)

     o     Thomas Atkin, et al v. priceline.com Incorporated,
           R. Braddock, D. Schulman, and Jay S. Walker
           300 CV 1994 SRU, (District of Connecticut)

     o     Hyacinth S. Anish, et al v. priceline.com Incorporated,
           R. Braddock, D. Schulman, and Jay S. Walker
           300 CV 1048, (District of Connecticut)

     o     Jerry Krim, et al v. priceline.com Incorporated,
           R. Braddock, D. Schulman, and Jay S. Walker
           300 CV 2083, (District of Connecticut)

     o     Scott Lyon, et al v. priceline.com Incorporated,
           R. Braddock, D. Schulman, and Jay S. Walker
           300 CV 2066 DJS, (District of Connecticut)

     o     Johnny Kwan, et al v. priceline.com Incorporated
           R. Braddock, D. Schulman, and Jay S. Walker
           300 CV 2069 DJS, (District of Connecticut)

In addition, the Company has been served with a complaint that purports to be a shareholder derivative action against the Company's Board of Directors and certain of the Company's current executive officers, as well as the Company (as a nominal defendant). The complaint alleges breach of fiduciary duty. The action is captioned Mark Zimmerman, et al v priceline.com Incorporated, Jay Walker, R. Braddock, D. Schulman, P. Allaire, R. Bahna, P. Blackney, W. Ford, M. Loeb, N. Nicholas, N. Peretsman, 18473-NC, (Court of Chancery of Delaware, County of New Castle, State of Delaware). No action has been taken in these cases. The Company intends to defend vigorously against these actions.

      The Company is cooperating with the Connecticut Attorney General's office concerning complaints by customers received by the Attorney General's office and intends to continue its cooperation.

      From time to time, the Company has been and expects to continue to be subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of third party intellectual property rights by it. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources and could adversely affect the Company's stock price.

8. Subsequent Events

      During the fourth quarter of 2000, the Company announced its intention to implement a number of measures to improve operations and reduce its overall cost structure. As part of the plans, the Company implemented a reduction in its work force and realigned its operational management and intends to consolidate its real estate and certain operations, eliminate operational redundancies and implement a new compensation program. Additionally, the Company is evaluating the overall impact of no longer providing certain services to Priceline WebHouse Club, Inc. and Priceline Perfect Yardsale, Inc., which have ceased their operations. The costs associated with these measures are not currently determinable, however, to the extent appropriate, a charge will be recorded in the fourth quarter 2000.

      In November 2000, the Company also announced that Heidi Miller, the Company's former Senior Executive Vice President and Chief Financial Officer, had decided to leave the Company. In connection with Ms. Miller's separation, the Company will record a charge of approximately $3.3 million in the fourth quarter 2000, primarily as the result of the forgiveness of a loan pursuant to the terms of Ms. Miller's employment agreement.

      During the fourth quarter 2000, the Company amended the terms of warrants held by Delta Air Lines, Inc. and, as a result, will record a non-cash charge of approximately $9 million in the fourth quarter 2000. In connection with the amendment, the Company reduced the number of shares underlying the warrant to
4.675 million shares from 5.5 million shares and reduced the strike price from $56.63 per share to $4.71875 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      We have pioneered a unique e-commerce pricing system known as a "demand collection system" that enables consumers to use the Internet to save money on a wide range of products and services while enabling sellers to generate incremental revenue. Using a simple and compelling consumer proposition - Name Your Own Price(SM) - we collect consumer demand, in the form of individual customer offers guaranteed by a credit card, for a particular product or service at a price set by the customer. We then communicate that demand directly to participating sellers or access participating sellers' private databases to determine whether we can fulfill the customer's offer. Consumers agree to hold their offers open for a specified period of time and, once fulfilled, offers cannot be canceled. We benefit consumers by enabling them to save money, while at the same time benefiting sellers by providing them with an effective revenue management tool capable of identifying and capturing incremental revenues. By requiring consumers to be flexible with respect to brands, sellers and product features, we enable sellers to generate incremental revenue without disrupting their existing distribution channels or retail pricing structures.

      Our business model and brand are currently, through us or independent licensees, supporting several products and service offerings, including the following:

      o leisure airline tickets, provided by 10 domestic and 26 international airline participants;

      o hotel rooms, in substantially all major United States markets with more than 25 national hotel chains as participants;

      o rental cars, in substantially all major United States markets with five leading rental car chains as participants;

      o     new automobiles, in substantially all major United States markets;

      o home financing services, in substantially all major United States markets, which includes home mortgage services, home equity loans and refinancing services;

      o long distance telephone calling, provided by three carriers, in substantially all United States markets.

      o Travel insurance, provided in connection with our airline product and offered through an agreement with member companies of American International Group, Inc.

      In addition, Name Your Own Price(SM) automobile insurance will be offered in 2001. We also are currently planning an expansion of our core Name Your Own Price(SM) business model to other areas of e-commerce, including Business to Business.

      We measure our "bind" rate as the percentage of unique offers that we ultimately fulfill. Since April 1999, each initial offer and any resubmitted offers are treated as a single offer - a unique offer - for purposes of measuring our total offer volume and our offer fulfillment rates. Previously, each had been counted as a separate offer. Therefore, comparisons with prior periods may not be meaningful. For the quarter ended September 30, 2000, our bind rate was 50.5%, 47.8% and 49.2% for all unique airline ticket, hotel room and rental car offers, respectively. For the quarter ended June 30, 2000, our bind rate was

49.6%, 45.3% and 40.0% for all unique airline ticket, hotel room and rental car offers, respectively.

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

      In July 2000, we started to make available to our airline customers an optional travel insurance package for their trip that offers coverage for trip cancellation, medical expenses, emergency evaluation and loss of baggage, property and travel documents through an agreement with member companies of American International Group, Inc. ("AIG"). Under our agreement with AIG, we will receive a fixed fee from AIG member companies for every optional insurance package purchased. Subject to the rules in specific states, the travel insurance program is made available to every eligible customer.

      In July 2000, we entered into definitive agreements with W.R. Berkley Corporation to offer Name Your Own Price(SM) automobile insurance to car owners in the United States and Canada through our website. Under the terms of the agreements, we will license our business model and provide our expertise in technology, marketing and operations to priceline.com Auto Insurance Agency Inc., a company formed under the laws of Delaware. Priceline.com Auto Insurance Agency will pay us an annual licensing fee to use our intellectual property. Under the terms of the agreement, we purchased a convertible note for $7.5 million which will allow us to take an equity position in priceline.com Auto Insurance Agency under certain conditions.

      In September 2000, we entered into a formation agreement with SoftBank E-Commerce Corp. to introduce our services in Japan. The agreement contemplates that we will license our business model and intellectual property to priceline.com Japan, a newly-formed entity, and purchase a convertible security allowing us to take a significant equity position in priceline.com Japan under certain conditions. We are in the process of evaluating with SoftBank E-Commerce the viability of this transaction and, as a result, the actual launch of services is subject to further negotiation and the execution of additional agreements. We can provide no assurance that the transaction will be consummated.

      We believe that our success will depend in large part on our ability to achieve profitability, primarily from our travel business, to continue to promote the priceline.com brand and to offer other products and services on the priceline.com website. We intend to continue to invest in marketing and promotion, technology and personnel within parameters consistent with attempts to improve operating results. Our goal is to reduce operating losses and improve gross margins in an effort to achieve profitability. Our limited operating history makes the prediction of future results of operations difficult, and accordingly, we cannot assure you that we will achieve or sustain revenue growth or profitability.

Recent Developments

      During the fourth quarter 2000, we announced our intention to implement a number of measures to improve operations and reduce our overall cost structure. As part of the plans, we implemented a reduction in our work force and realigned our operational management and intend to consolidate our real estate and certain operations, eliminate operational redundancies and implement a new compensation program designed to motivate and retain key employees. This compensation program will consist primarily of incentive-based compensation, as well as certain cash and other compensation. While the costs associated with these measures is not currently determinable, the compensation program will result in an increase in non-cash and cash compensation expense in the fourth quarter 2000 and certain ongoing non-cash expenses related to restricted stock awards. To the extent appropriate, a charge will be recorded in the 4th quarter 2000.

      As part of our operational restructuring, we named Jeffery Boyd as our new Chief Operating Officer and announced that Robert Mylod would be our new Chief Financial Officer. Heidi Miller, our former Senior Executive Vice President and CFO, announced her decision to leave the Company in November 2000. In connection with Ms. Miller's separation, we will record a charge of approximately $3.3 million in the fourth quarter 2000, primarily as the result of the forgiveness of a loan pursuant to the terms of her employment agreement.

      On October 5, 2000, the Priceline WebHouse Club, Inc. and Priceline Perfect Yardsale, Inc., privately-held licensees of ours, separately announced that they would be ceasing operations. We received a warrant in WebHouse Club and recorded non-cash income of $189 million in the fourth quarter 1999. As a result of WebHouse Club ceasing operations, in the third quarter 2000, we recorded a non-cash loss of $189 million to write off the full carrying value of the warrant. For the three and nine month periods ended September 30, 2000, we received royalties from WebHouse Club in the amount of $423,000 and $1.0 million. For the three and nine months ended September 30, 2000, we were reimbursed $3.0 million and $8.7 million, respectively, by WebHouse Club and Perfect Yardsale for costs we incurred in connection with providing information technology and other services to them. We are in the process of reviewing our operations to reduce any costs associated with providing services to WebHouse Club and Perfect Yardsale and evaluating the overall impact of no longer providing certain services to WebHouse Club and Perfect Yardsale, which have ceased their operations.

      During the fourth quarter 2000, we amended the terms of warrants held by Delta Air Lines, Inc. and, as a result, will record a non-cash charge of approximately $9 million in the fourth quarter 2000. In connection with the amendment, we reduced the number of shares underlying the warrant to 4.675 million shares from 5.5 million shares and reduced the strike price from $56.63 per share to $4.71875 per share.

Results of Operations

      Revenues

                         Quarter Ended    %          Nine Month Ended    %
                         September 30,    Change       September 30,     Change
                         -------------    ------       -------------     ------
                            ($000)                        ($000)
                        2000      1999               2000       1999
                        ----      ----               ----       ----

Revenues............  $341,334  $152,222   124%   $1,007,227   $313,197    222%

      Revenues for the three and nine months ended September 30, 2000 consisted primarily of: (1) transaction revenues representing the selling price of airline tickets, hotel rooms, rental cars and long distance telephone service; and (2) fee based revenue. Fee based revenue was comprised primarily of: (a)

Worldspan reservation booking fees and customer processing fees; and (b) fee income from marketing programs offered in connection with our product offerings. Revenues for the three and nine months ended September 30, 1999 consisted primarily of: (1) transaction revenues representing the selling price of airline tickets and hotel rooms; (2) fee income from marketing programs offered in connection with our product offerings; and (3) Worldspan reservation booking fees and customer processing fees.

      Revenues increased during the three and nine months ended September 30, 2000 over the prior year period primarily as a result of the substantial development of our unique customer base, to which we added 1.3 million and 4.3 million new customers during the three and nine months ended September 30, 2000, respectively. In addition, we generated approximately 1.4 million and 3.2 million repeat customer offers during the three and nine months ended September 30, 2000, respectively. As of September 30, 2000, we had a base of approximately
8.1 million unique customers, compared to approximately 2.3 million unique customers at September 30, 1999. A unique customer is defined as someone who has made a guaranteed offer for at least one of our products.

      Revenues for the three months ended September 30, 2000 decreased approximately 3.1% to $341.3 million from $352.1 million for the three months ended June 30, 2000, primarily as a result of a shortfall in revenue from airline ticket sales. We believe that the shortfall in airline ticket sales was attributable, in part, to a $20 fuel surcharge imposed in early September by airlines, a high level of flight cancellations that negatively affected supply and the introduction by certain airlines of their own special sale fares in September which contributed to lower average offer prices for tickets. The September fuel surcharge was the second imposed by certain airlines this year due to increased fuel prices and must be reflected in higher customer offer prices since we ceased reflecting fuel surcharges as a separate charge in July 2000. In addition, we believe that certain promotional strategies that we pursued during late August and September negatively impacted average offer and ticket sale prices and did not result in targeted increases in ticket sales. Airline ticket sales in September, which based on our historical experience we had expected to be our strongest sales month of the third quarter, were weaker than sales in July and August. Our airline ticket sale revenues in October 2000, which historically has been our strongest sales month of the fourth quarter, were approximately 20% below our September 2000 ticket sale revenues. We believe our demand for travel products has also been adversely affected by negative news concerning our revenue shortfall, WebHouse Club and Perfect Yardsale ceasing operations and service concerns. As a result, we expect that our revenues for the three months ended December 31, 2000 will be significantly less than our revenues for the three months ended September 30, 2000.

      We believe our customer base grew during the three and nine months ended September 30, 2000 as a result of our advertising campaign during the first half of 2000, and due to the availability of additional product inventory generated from adding three additional domestic air carriers during the fourth quarter 1999 and two additional major rental cars companies during the second quarter of 2000. The growth in our customer base is also attributable to our continued expansion of our service into new vertical markets. During the three and nine months ended September 30, 2000, we generated revenues from our long distance telephone service, launched during the second quarter. In addition, we received fee income from our auto and financial products introduced in the first quarter of 2000. These services were not offered during the same periods of 1999. Travel products, particularly airline tickets, continue to account for the majority of our revenue. Seasonal variations in our travel business, where the third and fourth calendar quarters are typically weaker than the first two quarters, have historically and are expected to continue to impact revenue from travel products.

      Fee revenues for the three and nine months ended September 30, 2000 increased as a result of volume driven increases in Worldspan reservation booking fees and customer processing fees in the airline and hotel room and rental car services. The processing fees for the airline and hotel room services were introduced during the second quarter of 1999. Although Worldspan reservation booking fees and customer processing fees increased and adaptive marketing revenues declined in the three and nine months ended September 30, 2000, fee based revenue (approximately 8% of total revenues) have remained consistent period to period.

      Cost of Revenues and Gross Profit

                         Quarter Ended    %          Nine Month Ended    %
                         September 30,    Change       September 30,     Change
                         -------------    ------       -------------     ------
                            ($000)                        ($000)
                        2000      1999               2000       1999
                        ----      ----               ----       ----
Total Cost of
Revenues..........    $287,280  134,009    114%    $849,732    279,094    204%
% of
Revenues..........         84%      88%                 84%        89%
Gross
Profit............    $ 54,054  $18,213    197%    $157,495    $34,103    362%
Gross
Margin.............      15.8%    12.0%               15.6%      10.9%

      Cost of revenues consists of product costs and supplier warrant costs. For the three and nine months ended September 30, 2000, product costs consisted of:
(1) the cost of airline tickets from our suppliers, net of the federal air transportation tax, segment fees and passenger facility charges imposed in connection with the sale of airline tickets; (2) the cost of hotel rooms from our suppliers, net of hotel tax; (3) the cost of rental cars from our suppliers, net of applicable taxes; and (4) the cost of long distance telephone service provided by our suppliers. During the three and nine months ended September 30, 1999, our product costs were comprised of (1) the cost of airline tickets from our suppliers, net of the federal air transportation tax, segment fees and passenger facility charges imposed in connection with the sale of airline tickets; and (2) the cost of hotel rooms from our suppliers, net of hotel tax. Our supplier warrant costs for the three and nine month periods in both years were approximately $381,000 and $1.1 million, respectively, which represent a non-cash expense related to the issuance of common stock warrants to one of our airline program participants in January 1999. We will recognize additional supplier warrant costs in the amount of approximately $381,000 in the next quarter.

      Gross profit consists of revenues less the cost of revenues. For the three and nine months ended September 30, 2000, gross profit increased over the same periods in 1999 as a result of increased transactional sales volume, increased Worldspan reservation booking and customer processing fee revenues, and increased other fee-based revenues. In addition to increasing transactional volume, we also have increased the average margin on air tickets and hotel rooms as compared to the same periods of 1999. Because fee-based revenues do not involve separate costs, these revenues have had a disproportionately positive impact on total gross profit. Fee-based revenues represented approximately 48% and 54% of total gross profit for the three months ended September 30, 2000 and 1999, respectively, and 50% and 76% of total gross profit for the nine months ended September 30, 2000 and 1999, respectively.

            For the three and nine months ended September 30, 2000, gross margin increased from the same period of 1999 as a result of increased average margin on air tickets and hotel rooms, increased Worldspan and customer processing fees, and as a result of the introduction and expansion of additional products for long distance telephone, financial services and autos during 2000.

Operating Expenses

      Pursuant to agreements we have entered into with our licensees and Walker Digital, during the third quarter 2000, we were reimbursed $4.5 million by our licensees and Walker Digital for costs we incurred in connection with providing information technology and other services to our licensees and for reimbursement by Walker Digital of certain legal expenses associated with patent litigations. Such reimbursement amounts totaled $3.8 million and $7.1 million for the first and second quarters of 2000, respectively. Despite the cessation of operations by WebHouse Club and Perfect Yardsale, there can be no assurance that the gross operating expenses associated with providing such services will be significantly reduced or eliminated in the fourth quarter 2000 or in the future.

      Sales and Marketing

                            Quarter Ended   %          Nine Month Ended   %
                            September 30,   Change      September 30,     Change
                            -------------   ------      -------------     ------
                               ($000)                       ($000)
                            2000     1999               2000      1999
                            ----     ----               ----      ----

Advertising............   $14,175   $ 9,504   49%      $48,340   $30,280    60%
Other Sales &
Marketing..............    21,394    11,909   80%       65,295    26,004   151%
                          -------   -------            -------   -------
Total..................   $35,569   $21,413   66%     $113,635   $56,284   102%
% of
Revenues...............     10.4%     14.1%              11.3%     18.0%

      Sales and marketing consists of advertising expenses and other sales and marketing expenses. Advertising expenses consist primarily of: (1) television and radio advertising; (2) agency fees and production costs for television and radio commercials; and (3) on-line and print advertisements. For the three and nine months ended September 30, 2000, advertising expenses increased over the same period in 1999 primarily due to substantial expenses related to the television advertising campaign launched in January 2000. We intend to continue to pursue an advertising and branding campaign in order to continue to attract new users and retain existing users.

      Other sales and marketing expenses consist primarily of: (1) credit card processing fees; (2) fees paid to third-party service providers that operate our call centers; (3) provisions for customer credit card charge-backs; and (4) compensation for our sales and marketing personnel. For the three and nine months ended September 30, 2000, other sales and marketing expenses increased over the same periods in 1999 due to increased costs to run the customer service call centers, increased credit card processing fees, and increased payroll and related expenses resulting from growing our employee base. The increases in other sales and marketing expenses were driven by substantial increases in customer offers and revenue.

      General and Administrative

                            Quarter Ended   %          Nine Month Ended   %
                            September 30,   Change      September 30,     Change
                            -------------   ------      -------------     ------
                               ($000)                       ($000)
                            2000     1999               2000      1999
                            ----     ----               ----      ----
General &
Administrative..........   $11,934   $6,843    74%    $39,860    $16,013   149%
Payroll Tax
Expense on
Employee Stock
Options.................       349    1,547   -77%      8,763      1,547  466%
                           -------   ------           -------    -------
Total...................   $12,283   $8,390    46%    $48,623    $17,560   177%
%  of Revenues..........      3.6%     5.5%              4.8%       5.6%

      General and administrative expenses consist primarily of: (1) compensation for personnel; (2) fees for outside professionals; (3) telecommunications costs; and (4) occupancy expenses. General and administrative expenses increased during the three and nine months ended September 30, 2000 over the same periods in 1999 as a result of increased headcount and resulting payroll and overhead costs associated with the expansion of our product offerings and increases in our revenue base. In addition, for the three and nine months ended September 30, 2000, we incurred charges of $349,000 and $8.8 million, respectively, for payroll taxes relating to options exercised in accordance with our employee stock option plans. For the three and nine months ended September 30, 1999, payroll taxes relating to options exercised in accordance with our employee stock option plans amounted to $1.5 million.

      Systems and Business Development

                            Quarter Ended   %          Nine Month Ended   %
                            September 30,   Change      September 30,     Change
                            -------------   ------      -------------     ------
                               ($000)                       ($000)
                            2000     1999               2000      1999
                            ----     ----               ----      ----
Systems & Business
Development..........     $11,420  $4,593    149%     $23,983    $10,246   134%
% of Revenues........        3.3%    3.0%                2.4%       3.3%

      Systems and business development expenses for all periods consist primarily of: (1) payments to outside contractors, (2) depreciation and amortization on computer hardware and software, (3) compensation to our information technology and product development staff, and (4) data communications and other expenses associated with operating our internet site. For the three and nine months ended September 30, 2000, systems and business development expenses increased over the same periods in 1999 due to increased staffing requirements and resulting consulting, payroll and overhead costs related to the expansion of our product offerings and technological infrastructure. In addition, we recognized increased depreciation and amortization expenses resulting primarily from capital expenditures and increased internal software development costs incurred in past and current quarters.

Interest Income, Net

                            Quarter Ended   %          Nine Month Ended   %
                            September 30,   Change      September 30,     Change
                            -------------   ------      -------------     ------
                               ($000)                       ($000)
                            2000     1999               2000      1999
                            ----     ----               ----      ----
Interest Income, Net.....  $2,264   $2,356    -4%      $7,704    $4,743    62%

      For the three months ending September 30, 2000, interest income on cash and marketable securities decreased slightly from the prior year. For nine months ended September 30, 2000, interest income on cash and marketable securities increased primarily due to higher balances resulting from our initial public offering of common stock in April of 1999 and our follow-on public offering of common stock in August of 1999.

Liquidity and Capital Resources

      As of September 30, 2000, we had approximately $130.6 million in cash, cash equivalents and short-term investments. We generally invest excess cash, cash equivalents and short-term investments predominantly in debt instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes.

      Net cash provided by operating activities was $13.0 million for the nine months ended September 30, 2000, $7.9 million of which was related to the release of a credit card reserve. Net cash provided by operating activities during 2000 was primarily attributable to expanding gross margin on increasing revenues, which was partially offset by increasing operating expenses. Net cash used in operating activities was $50.2 million for the nine months ended September 30, 1999. Net cash used in operating activities during 1999 was primarily attributable to net losses from operations.

      Net cash used in investing activities was $55.3 million and $97.4 million for the nine months ended September 30, 2000 and 1999, respectively. Net cash used in investing activities was primarily related to purchases of property and equipment and, in the first half of 2000, to purchase convertible notes and warrants in certain licensees and to purchase certain equity investments, described more fully below.

      In February 2000, we made an equity investment of $5.0 million in Last Minute.com, a U.K. based e-commerce company.

      In February 2000, we purchased a $3.6 million convertible secured note in an affiliate of Alliance Capital Partners, pursuant to our agreement with Alliance. Subsequently, the amount of the convertible secured note was increased to $3.8 million.

      During the second quarter, we purchased convertible notes in the amounts of $11.1 million and $6.7 million in Hutchison-Priceline Limited and MyPrice Pty. Ltd., respectively, pursuant to our agreements to develop our products in certain Asian and Australian markets. In addition, we purchased a warrant in the amount of $3.2 million from priceline.com europe Ltd. pursuant to our agreements to develop our products in Europe. During the third quarter 2000, we purchased a convertible note in priceline.com Auto Insurance Agency, Inc. in the amount of $7.5 million.

      We have certain commitments for capital expenditures as part of our ongoing business cycle. None of these commitments are material to our financial position either individually or in the aggregate. As a result of our rapid growth, we expect to continue to increase capital expenditures for purchased computer hardware, internally developed software, other equipment and leasehold improvements. Additionally, we have commitments to make additional loans to certain licensees under certain circumstances.

      Net cash provided by financing activities was $13.6 million for the nine months ended September 30, 2000, primarily as a result of cash inflow related to the exercise of employee stock options. Net cash provided by financing activities was $209.5 million for the nine months ended September 30, 1999, primarily as a result of proceeds from our initial public offering and secondary offering.

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

We Are Not Profitable and Will Continue to Incur Losses

      As of September 30, 2000, we had an accumulated deficit of $1.4 billion. We have not achieved profitability and will continue to incur losses.

      A substantial portion of our revenues to date have been derived from airline, hotel and rental car products. As our business model evolves, we expect to continue to introduce new products and services. With respect to both current and future product and service offerings, we expect to increase significantly our operating expenses in order to increase our customer base, enhance our brand image and support our growing infrastructure. For us to make a profit, our revenues and gross profit margins will need to increase sufficiently to cover these and other future costs. Otherwise, we may never achieve profitability.

Potential Fluctuations in Our Financial Results Make Financial Forecasting Difficult

      We expect our revenues and operating results to vary significantly from quarter to quarter. As a result, quarter to quarter comparisons of our revenues and operating results may not be meaningful. In addition, due to our limited operating history and a business model that is still relatively new and unproven, it may be difficult to predict our future revenues or results of operations accurately. It is likely that in one or more future quarters our operating results will fall below the expectations of securities analysts and investors. If this happens, the trading price of our common stock would almost certainly be materially and adversely affected.

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

      Our limited operating history and rapid growth over the past year and a half makes it difficult for us to assess the impact of seasonal factors on our business. Nevertheless, we expect our business to be subject to seasonal fluctuations, reflecting a combination of seasonality trends for the products and services offered by us and seasonality patterns affecting Internet use. For example, with regard to our travel products, demand for leisure travel may increase over summer vacations and holiday periods, while Internet usage may decline during the summer months. Our results also may be affected by seasonal fluctuations in the inventory made available to the priceline.com service by participating sellers. Airlines, for example, typically enjoy high demand for tickets through traditional distribution channels for travel during Thanksgiving and the year-end holiday period. As a result, during those periods, less excess airline ticket inventory would be available to priceline.com. Our business also may be subject to cyclical variations for the products and services offered; for example, leisure travel and home mortgage financing tend to decrease in economic downturns.

We Are Dependent On the Airline Industry and Certain Airlines

      Our near term, and possibly long term, our prospects are significantly dependent upon our sale of leisure airline tickets. Sales of leisure airline tickets represented a substantial majority of total revenue for the year ended December 31, 1999 and the nine months ended September 30, 2000. Leisure travel, including the sale of leisure airline tickets, is dependent on personal discretionary spending levels. As a result, sales of leisure airline tickets and other leisure travel products tend to decline during general economic downturns and recessions. In addition, unforeseen events, such as political instability, regional hostilities, increases in fuel prices, imposition of taxes or surcharges by regulatory authorities, travel-related accidents and unusual weather patterns also may adversely affect the leisure travel industry. As a result, our business also is likely to be affected by those events. Significantly reducing our dependence on the airline and travel industries is likely to take a long time and there can be no guarantee that we will succeed in reducing that dependence.

      Sales of airline tickets from priceline.com's six largest airline suppliers accounted for approximately 93% and 84%, respectively, of airline ticket revenue for the year ended December 31, 1999 and the nine months ended September 30, 2000, respectively. As a result, currently we are substantially dependent upon the continued participation of these airlines in the priceline.com service in order to maintain and continue to grow our total airline ticket revenues and, as a consequence, our overall revenues. Our ticket sale revenues for the three months ended September 30, 2000 were 8% below our ticket sale revenue for the three months ended June 30, 2000. In addition, our October 2000 ticket sale revenues, which historically has been our strongest sales month of the fourth quarter, were approximately 20% below our September 2000 ticket sale revenues, which based on our historical experience we had expected to be our strongest sales month of the third quarter. As a result, we expect that our revenues for the three months ended December 31, 2000, will be significantly less than our revenues for the three months ended September 30, 2000.

      We currently have 36 participating airlines. However, our airline participation agreements:

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

      Due to our dependence on the airline industry, we could be severely affected by changes in that industry, and, in many cases, we will have no control over such changes or their timing. For example, our revenues for the three months ended September 30, 2000 were 3.1% below our revenues for the three months ended June 30, 2000. We believe that the decline in revenues was attributable, in part, and in addition to other factors, to specific events in the airline industry, including a $20 fuel surcharge imposed in early September by airlines due to increased fuel prices, a high level of flight cancellations that negatively affected supply and the introduction by certain airlines of their own special sale fares in September which contributed to lower average offer prices for tickets. In addition, given the concentration of the airline industry, particularly in the domestic market, major airlines that are not participating in the priceline.com service could exert pressure on other airlines not to supply us with tickets. Moreover, the airlines may attempt to establish their own buyer-driven commerce service or participate or invest in other similar services being established to compete with us. We also could be materially adversely affected by the bankruptcy, insolvency or other material adverse change in the business or financial condition of one or more of our airline participants.

Our Business Model is Relatively Novel and Unproven

      The priceline.com service is based on a relatively novel and unproven business model. We will be successful only if consumers and sellers continue to actively use the priceline.com service. Prior to the launch of the priceline.com service, consumers and sellers had never bought and sold products and services through a demand collection system over the Internet. Therefore, it is impossible to predict the degree to which consumers and sellers will continue to use the priceline.com service over time.

      Many of the factors influencing consumers' and sellers' willingness to use the priceline.com service are outside our control. For example, a labor dispute that disrupts airline service or an airline accident could make consumers unwilling to use a service like priceline.com that does not permit the customer to designate the airline on which the customer purchases a ticket. In addition, a breach of security on the Internet, even if we were not involved, could make consumers unwilling to place orders online with a credit card. Also, recent adverse publicity surrounding our recent public announcements may affect consumers' willingness to use our service. Consequently, it is possible that consumers and sellers will never utilize the priceline.com service to the degree necessary for us to achieve profitability.

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

New Businesses We Are Evaluating May Not Be Successful

      We intend to expand our current Name Your Own Price(SM) business model into other areas of e-commerce and to other regions, directly and through licensees. For example, we licensed our name and business model to Alliance Capital Partners in connection with our home financing services and to other third parties in connection with other products. We also have entered into, and intend to continue to enter into, similar licensing arrangements with third parties in connection with international expansion of the priceline.com service.

      These new businesses typically incur start-up costs and operating losses and may not be successful. If these new businesses are not favorably received by consumers or are unsuccessful, the association of our brand name and business model with these new entities may adversely affect our business and reputation and may dilute the value of our brand name. Further, to the extent that these new businesses are not successful, we may not be able to recover our costs associated with their development. Priceline WebHouse Club, Inc. and Priceline Perfect Yardsale, Inc., both privately held licensees of ours, separately announced in October that they would be ceasing their operations. We are in the process of evaluating the overall impact that their cessation of operations will have on our business.

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

We May Be Unable to Effectively Manage and Sustain Growth

      We have rapidly and significantly expanded our operations over the course of the last year and anticipate that further expansion will be required to realize our growth strategy. Our rapid growth over the course of the last year has placed significant demands on our management and other resources which may continue. To manage and sustain any future growth, we will need to continue, among other things, to improve existing systems and/or implement new systems for: (1) transaction processing; (2) operational and financial management; and
(3) training, integrating and managing our employee base. Recent changes to our operating structure, including the recent hiring of the new Chief Financial Officer and the addition of a new Chief Operating Officer, while intended to strengthen our business and foster and harness future growth, may not have the intended effect. Our failure to effectively manage and sustain any future growth could have a material adverse effect on our business, results of operations and financial condition.

If We Lose Our Key Personnel or Cannot Recruit Additional Personnel, Our Business May Suffer

      Competition for personnel with experience in Internet commerce is intense. We depend on the continued services and performance of our executive officers and other key personnel. We do not have "key person" life insurance policies. If we do not succeed in attracting new employees or retaining and motivating current and future employees or executive officers, our business could suffer significantly. Our ability to retain key employees could be materially adversely affected by recent developments concerning the Company and the decline in the market price of our common stock.

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

      We potentially face competition from a number of large Internet companies and services that have expertise in developing online commerce and in facilitating Internet traffic, including Amazon.com, America Online, Microsoft and Yahoo!, who could choose to compete with us either directly or indirectly through affiliations with other e-commerce or off-line companies. Other large companies with strong brand recognition, technical expertise and experience in Internet commerce could also seek to compete with us. A number of airlines intend to invest in and offer discount airfares and travel services through a site or sites to be established, including Orbitz, and a number of airlines have agreed to participate in and receive an equity stake from Hotwire, a website which offers discounted fares on opaque inventory. Similar steps may be under consideration by certain hotel companies and travel service providers. Competition from these and other sources could have a material adverse effect on our business, results of operations and financial condition.

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

      o adverse publicity surrounding recent announcements concerning the Company;

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

      In addition, the trading prices of Internet stocks in general, including ours, have experienced extreme price and volume fluctuations. To the extent that the public's perception of the prospects of Internet or e-commerce companies is negative, our stock price could decline further regardless of our results. Other broad market and industry factors may decrease the market price of our common stock, regardless of our operating performance. Market fluctuations, as well as general political and economic conditions, such as a recession or interest rate or currency rate fluctuations, also may decrease the market price of our common stock. The market value of e-commerce stocks has declined dramatically over recent months based on profitability and other concerns. The recent declines in the value of our common stock and market conditions could adversely affect our ability to raise additional capital.

      We are currently the subject of a number of securities class action litigations. In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of their securities. To the extent our stock price declines or is volatile, we may in the future be the target of additional litigation. Securities litigation could result in substantial costs and divert management's attention and resources.

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

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

      Sections of this Form 10-Q may contain forward-looking statements. Expressions of future goals and similar expressions including, without limitation, "may," "will," "should," "could," "expects," "does not currently expect," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue," reflecting something other than historical fact are intended to identify forward-looking statements. The following factors, among others, could cause our actual results to differ materially from those described in the forward-looking statements: inability to successfully expand our business model both horizontally and geographically; adverse changes in our relationships with airlines and other product and service providers; systems-related failures; our ability to protect our intellectual property rights; the effects of increased competition; losses by us and our licensees; any adverse impact from negative publicity and negative customer reaction relating to recent announcements concerning us; legal and regulatory risks and the ability to attract and retain qualified personnel. These factors and others are described in more detail above in "Additional Factors That May Affect Future Results."

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      Priceline.com currently has no floating rate indebtedness, holds no derivative instruments, and does not earn significant foreign-sourced income. Accordingly, changes in interest rates or currency exchange rates do not generally have a direct effect on priceline.com's financial position. However, changes in currency exchange rates may affect the cost of international airline tickets and international hotel reservations offered through the priceline.com service, and so indirectly affect consumer demand for such products and priceline.com's revenue and effect the value of our loans to our foreign licensees. In addition, to the extent that changes in interest rates and currency exchange rates affect general economic conditions, priceline.com would also be affected by such changes.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      Please see Note 7 to the Notes to Unaudited Consolidated Financial Statements included in the Form10-Q and Part I, Item 3 of priceline.com's Annual Report on Form 10-K for the year ended December 31, 1999.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number        Description
------        -----------

10.35 Amended and Restated Promissory Note, dated August 21, 2000, between priceline.com Incorporated and Heidi Miller.

10.36 Amendment to Employment Agreement, dated August 21, 2000, between priceline.com Incorporated and Heidi Miller.

10.37 Second Amended and Restated Promissory Note, dated August 21, 2000, between priceline.com Incorporated and Jeffery H. Boyd.

10.38 Amendment to Offer Letter, dated August 21, 2000, between priceline.com Incorporated and Jeffery H. Boyd.

10.39 Second Amended and Restated Promissory Note, dated August 21, 2000, between priceline.com Incorporated and Daniel H. Schulman.

10.40 Amendment to Employment Agreement, dated August 21, 2000, between priceline.com Incorporated and Daniel H. Schulman.

27.1          Financial Data Schedule

(b) Reports on Form 8-K

      On July 26, 2000, we filed a report on Form 8-K announcing our second quarter 2000 financial results that included unaudited balance sheets at June 30, 2000 and December 31, 1999 and statements of operations for the three and six months ended June 30, 2000. On November 6, 2000, we furnished a report on Form 8-K announcing our third quarter 2000 financial results that included unaudited balance sheets at September 30, 2000 and December 31, 1999 and statements of operations for the three and nine months ended September 30, 2000 and statements of operations for the three and nine months ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PRICELINE.COM INCORPORATED
                                                (Registrant)


Date: November 14, 2000                 By: /s/ Tom D'Angelo
                                           -------------------------------------
                                           Name:  Tom D'Angelo
                                           Title: Senior Vice President of
                                                  Finance and Controller