Form 10-K
period 2000-12-31
PRICELINE COM INC
filed 2001-03-30
CIK 1075531

================================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   ----------

       For the year ended: December 31, 2000 Commission File No.: 0-25581

                           priceline.com Incorporated

             (Exact name of Registrant as specified in its charter)

          Delaware                       0-25581                06-1528493
(State or other Jurisdiction    (Commission File Number)     (I.R.S. Employer
      of Incorporation)                                     Identification No.)
   800 Connecticut Avenue,
    Norwalk, Connecticut                                           06584
(Address of Principal Office)                                   (Zip Code)

       Registrant's telephone number, including area code: (203) 299-8000

                                   ----------

           Securities Registered Pursuant to Section 12(b) of the Act
                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:
                    Common Stock, par value $0.008 per share

                                   ----------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      The aggregate market value of common stock held by non-affiliates of priceline.com as of March 10, 2001 was approximately $264,900,743 based upon the closing price reported on March 9, 2001 on the Nasdaq National Market. For purposes of this disclosure, shares of common stock held by persons who are known by priceline.com to own more than 5% of the outstanding shares of common stock and shares held by current executive officers and directors of priceline.com have been excluded because such persons may be deemed to be affiliates of priceline.com. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      The number of outstanding shares of priceline.com's common stock was 200,583,505 as of March 10, 2001.

================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

      The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth in this Form 10-K, is incorporated herein by reference from priceline.com's definitive proxy statement relating to the annual meeting of stockholders to be held on May 21, 2001 to be filed with the Securities and Exchange Commission within 120 days after the end of priceline.com's fiscal year ended December 31, 2000.

      priceline.com Incorporated Form 10-K for the Year Ended December 31, 2000 Index

                                                                            PAGE
                                                                            ----

PART I
Item 1.    Business.......................................................     2
Item 2.    Properties.....................................................    20
Item 3     Legal Proceedings..............................................    20
Item 4.    Submission of Matters to a Vote of Security Holders............    24

PART II
Item 5.    Market for priceline.com's Common Stock and Related Stockholder
           Matters........................................................    25
Item 6.    Selected Financial Data........................................    26
Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations..........................................    27
Item 7A.   Quantitative and Qualitative Disclosure About Market Risk......    43
Item 8.    Financial Statements and Supplementary Data....................    43
Item 9.    Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure.......................................    43

PART III
Item 10.   Directors and Executive Officers of the Registrant.............    44
Item 11.   Executive Compensation.........................................    44
Item 12.   Security Ownership of Certain Beneficial Owners and Management.    44
Item 13.   Certain Relationships and Related Transactions.................    44

PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K    45
Signatures ...............................................................    49
Financial Statements......................................................    51

      This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed, implied or forecasted in any such forward-looking statements.

      Expressions of future goals and similar expressions including, without limitation, "may," "will," "should," "could," "expects," "does not currently expect," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "targets, " or "continue," reflecting something other than historical fact are intended to identify forward-looking statements. The following factors, among others, could cause our actual results to differ materially from those described in the forward-looking statements: adverse changes in our relationships with airlines and other product and service providers; adverse changes in general market conditions for leisure and other travel products; systems-related failures; our ability to protect our intellectual property rights; the effects of increased competition; losses by us and our licensees; any adverse impact from negative publicity and negative customer reaction relating to recent announcements concerning us; legal and regulatory risks; and the ability to attract and retain qualified personnel. These factors and others are described in more detail below in the section entitled "Factors That May Affect Future Results." Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the reports and documents we file from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

                                     PART I

Item 1. Business

General

      Priceline.com Incorporated ("priceline.com," the "Company," "we," "us" or "our") has pioneered a unique e-commerce pricing system known as a "demand collection system" that enables consumers to use the Internet to save money on a range of products and services while enabling sellers to generate incremental revenue. Using a simple and compelling consumer proposition -- Name Your Own Price(SM) -- we collect consumer demand, in the form of individual customer offers, for a particular product or service at a price set by the customer. We then either communicate that demand directly to participating sellers or access a proprietary database of inventory available to us for purchase and, based upon the customer's offer price, elect whether or not to accept that customer's offer. Consumers agree to hold their offers open for a specified period of time and, once fulfilled, offers generally cannot be canceled. We benefit consumers by enabling them to save money, while at the same time benefiting sellers by providing them with an effective revenue management tool capable of identifying and capturing incremental revenues. By requiring consumers to be flexible with respect to brands, sellers and product features, we enable sellers to generate incremental revenue without disrupting their existing distribution channels or retail pricing structures.

      Our business model and brand are currently, through us or independent licensees, supporting several products and service offerings, including the following:

      o leisure airline tickets, provided by 10 domestic and 24 international airline participants, and travel insurance;

      o hotel rooms, in substantially all major United States markets with more than 50 national hotel chains as participants;

      o rental cars, in substantially all major United States airport markets with five leading rental car chains as participants;

      o     new automobiles, in substantially all major United States markets;

      o home financing services, in substantially all major United States markets, which includes home mortgage services, home equity loans and refinancing services; and

      o long distance telephone calling, provided by three carriers, in substantially all United States markets.

      For the year ended December 31, 2000, we had revenues of approximately $1.24 billion. Revenues for the year ended December 31, 2000 consisted primarily of: (1) travel revenue and (2) other revenue. Travel revenue consisted primarily of: (1) transaction revenues representing the selling price of airline tickets, hotel rooms and rental cars and (2) ancillary fees we earned in connection with the sale of our travel products, including Worldspan reservation booking fees, customer processing fees and fee income from marketing programs offered in connection with the sale of our travel products. Other revenues consisted primarily of: (1) transaction revenues and fees from long distance phone service and (2) commissions and fees from our home financing and automobile services and fees from our licensees.

      Priceline.com was formed as a Delaware limited liability company in 1997 and was converted into a Delaware corporation in July 1998. Our common stock is listed on the Nasdaq National Market under the symbol "PCLN." Our principal executive offices are located at 800 Connecticut Avenue, Norwalk, Connecticut 06854.

The priceline.com Business Model

      We have developed a unique pricing system known as a "demand collection system" that uses the information sharing and communications power of the Internet to create a new way of pricing products and services. We believe we have created a new balance between the interests of buyers, who are willing to accept trade-offs in order to save money, and sellers, who are prepared to generate incremental revenue by selling products at below retail prices, provided that they can do so without disrupting their existing distribution channels or retail pricing structures. Our demand collection system allows consumers to specify the price they are prepared to pay when submitting an offer for a particular product or service within a specified range of substitutability. We then either communicate these offers to participating sellers or access a proprietary database of inventory available to us for purchase and, based upon the customer's offer price, elect whether or not to accept that customer's offer. Consumers agree to hold their offers open for a specified period of time to enable us to fulfill their offers from inventory provided by participating sellers. Once fulfilled, offers generally cannot be canceled. This system uses the flexibility of buyers to enable sellers to accept a lower price in order to sell excess inventory or capacity or increase sales velocity. We believe that our demand collection system addresses limitations inherent in traditional seller-driven pricing mechanisms in a manner that offers substantial benefits to both buyers and sellers. We believe that the principal advantages of our system include the following:

      o Cost Savings. Our Name Your Own Price(SM) demand collection system allows consumers to save money in a simple and compelling way. Buyers effectively trade off flexibility about brands, product features and/or sellers in return for prices that are lower than those that can be obtained at that time through traditional retail distribution channels.

      o Incremental Revenue For Sellers. Sellers use priceline.com as a revenue management tool to generate incremental revenue without disrupting their existing distribution channels or retail pricing structures. We require consumers to be flexible with respect to brands, product features and/or sellers. As a result, sellers' brands are not revealed to customers prior to the consummation of a transaction, thereby protecting their brand integrity. This shielding of brand identity enables sellers to sell products and services at discounted prices without cannibalizing their own retail sales by publicly announcing discount prices and without competing against their own distributors.

      o Proprietary Seller Networks. We have assembled proprietary networks of industry leading sellers that represent high quality brands. By establishing attractive networks of seller participants with reputations for quality, scale and national presence, we believe that we foster increased participation by both buyers and sellers.

      o Guaranteed Consumer Demand For Sellers. Each customer who makes an offer through priceline.com must guarantee his or her offer with a major credit card. The guaranteed aspect of the demand is attractive to sellers because they know that we offer them a confirmed sale.

The priceline.com Strategy

      During the second half of 2000, we experienced a decrease in the momentum of our business as the result of a number of events, including the closing of the groceries and gas business of WebHouse Club, Inc., one of our licensees, negative news stories related primarily to customer service issues and the decline in our stock price. As a result of the challenges facing us in the second half of 2000, we formulated a turnaround plan in an effort to restore our business momentum, regain consumer confidence in our value proposition and achieve profitability. The key elements of our strategy are as follows:

      o Refocus on our core businesses, particularly travel. Over the near term, we intend to focus our resources and attention primarily on our travel business. We evaluated each of our existing and planned businesses in terms of their unique proposition and ability to be profitable within twelve months. As a result, we closed our auto insurance, life insurance, business-to-business and wireless initiatives in order to focus on our travel business, which includes leisure airline tickets, hotel room reservation and rental car service.

      o Strengthen our product offering and customer service. We intend to continue to implement improvements to our customer service operations and significant enhancements to the functionality, clarity, speed and convenience of our website in an attempt to improve each customer's experience. In addition, we intend to work with participating sellers to develop modifications and/or refinements to our existing product offerings to enhance our customer proposition.

      o Strengthen our international relationships. We intend to concentrate our attention on our international initiatives in Europe and Asia by providing managerial and information technology expertise and assistance to our international licensees. We intend to work closely with priceline.com Europe to grow its travel business which was launched in London in the fourth quarter 2000 and with Hutchison-priceline to launch services in Asia.

      o Motivate and retain employees. We believe that a critical component of our success will depend, in part, on our ability to retain, attract, integrate and motivate highly qualified technical and managerial personnel, for whom competition is intense. As a result, we recently implemented, and intend to continue to evaluate and enhance as necessary, an employee compensation and retention plan, comprised primarily of new equity incentives, designed to retain and motivate our employees and managers as we implement our turnaround plan.

      Our strategy also included steps to strengthen our balance sheet (see Recent Developments in Management's Discussion and Analysis of Financial Condition and Results of Operations) and address certain third party issues, including seeking our reinstatement to the Connecticut Better Business Bureau, which was achieved in December 2000. Over time, we intend to regularly assess the development of our turnaround plan. As a result, we may, in the future, evaluate modifications to our existing service and/or the introduction of additional and complimentary product offerings.

See Note 4, Restructuring and Special Charges, to our financial statements.

Products and Services

      We launched the priceline.com service on April 6, 1998 with the sale of leisure airline tickets. Our service now includes the sale of hotel room reservations, rental cars, new automobiles, home financing services, long distance telephone calling and travel insurance. In addition, we have launched initiatives targeting expansion of the priceline.com service to Europe and Asia.

Travel Services

      Leisure Airline Tickets. There are a total of 10 domestic airlines and 24 international airlines participating in our airline ticket service.

      Consumers can make offers to purchase airline tickets through our Web site or the 1-800-PRICELINE(SM) call center. The vast majority of all airline ticket requests are made through our Web site. To make an offer, a customer specifies
(1) the origin and destination of the trip, (2) the dates on which the customer wishes to depart and return, (3) the price the customer is willing to pay and
(4) the customer's valid credit card to guarantee the offer. When making an offer, consumers must agree to:

      o     fly on any full-service airline;

      o leave at any time of day between 6 a.m. and 10 p.m. on their desired dates of departure and return;

      o purchase only round trip economy class tickets between the same two points of departure and return;

      o     accept the possibility of at least one stop or connection;

      o     receive no frequent flier miles or upgrades; and

      o     accept tickets that cannot be refunded or changed.

      When we receive an offer, we determine whether to fulfill the offer based upon the business rules stated above and the available fares, rules and inventory provided to us by our participating airlines. In almost all instances, a customer is notified whether his or her offer has been accepted within fifteen minutes. If we are able to obtain an airline ticket within the parameters specified by the customer, the customer's offer is accepted and his or her credit card is charged the offer price, plus applicable taxes, surcharges and standard processing fees, and the ticket is delivered to the customer by the delivery method specified by the customer. For customers who request it, we guarantee no more than 1 connection per leg of trip with a maximum of a 3 hour stop. As with our other travel products, once a customer's offer for airline tickets is accepted, that offer, in almost all cases, cannot be withdrawn or cancelled.

      Hotels. Our hotel room reservation service currently is available in substantially all major cities and metropolitan areas in the United States. Seller participants in the hotel room reservation service include most of the significant national hotel chains as well as several important real estate investment trusts and independent property owners. Hotels participate by filing secure private discounted rates with related inventory control rules in a global distribution system database in a central reservation system for hotel rooms. These specific rates generally are not available to the general public or to consolidators and other discount distributors who sell to the public. However, hotel participants may make similar rates available to consolidators or other discount providers under other arrangements.

      Our hotel room reservation service operates in a manner similar to our airline ticket service. Consumers are required to accept certain trade-offs with respect to brands, sellers or product features in return for saving money. For example, consumers are required to accept a reservation in any hotel within a specified geographic area within a designated "class" of service (1, 2, 2-1/2, 3, 4 or 5-star) and must accept limitations on changes and cancellations. As with the airline ticket service, the target market for our hotel room reservation service is the leisure travel market.

      Rental Cars. We offer two different rental car services. In December 1999, priceline.com launched its Insiders Rates(SM) service and, in February 2000, we launched our Name Your Own Price(SM) service. Our rental car services are currently available in substantially all major United States airport markets. The top five brand name airport rental car companies in the United States are seller participants in our rental car program.

      Under our Insiders Rates(SM) service, participating car rental companies offer customers who have successfully purchased an airline ticket from us rates on car rentals in connection with a customer's planned travel arrangements. An offer is provided to a customer by e-mail and on our Web site when a customer checks the status of his or her request.

      Our Name Your Own Price(SM) rental car service operates in a manner similar to our airline ticket and hotel reservation services. Consumers can access our Web site and select where and when they want to rent a car, what kind of car they want to rent (i.e., economy, compact, mid-size, SUV) and the price they want to pay per-day, excluding taxes, fees and surcharges. When we receive an offer, we determine whether to fulfill the offer based upon the available rates, rules and inventory. A customer is notified whether his or her offer has been accepted within one hour. If a customer's offer is accepted, we will immediately reserve the rental car, charge the customer's credit card and notify the customer of the car rental company and location providing the rental car.

      Travel Insurance. In July 2000, we started making available to our airline customers an optional travel insurance package that offers our customers coverage for, among other things, trip cancellation, medical expenses, emergency evacuation, and loss of baggage, property and travel documents. The travel insurance is provided by member companies of American International Group, Inc., a leading United States-based international insurance and financial services organization. We receive a fixed fee from AIG member companies for every optional insurance package purchased by our customers. The travel insurance program is made available to every eligible customer who makes an offer for a priceline.com airline ticket. If a traveler chooses the insurance program, the cost is charged to the traveler's credit card only if he or she succeeds in getting a priceline.com airline ticket. If the traveler's ticket offer is not successful, the cost of the insurance package is not charged.

      Other Travel Services. While we are currently focused on the travel products and services described above, over time, we may evaluate introducing other products and services within the leisure travel industry.

Home Financing Services.

      Under the terms of separate agreements with Alliance Partners, L.P. and LendingTree, our financing service allows consumers to name their interest rate and points for mortgages of a specified term, including purchase money mortgages, refinancings and home equity loans.

      As a general matter, to obtain a loan, consumers access our Web site and specify the amount of the loan, the term, the interest rate and the points that they are willing to pay. Customers complete a simplified loan application as part of the process of making an offer. In connection with making an offer, customers are required to guarantee with a major credit card the payment of a good-faith deposit that is applied towards closing costs. We notify a customer within six hours whether his or her offer has been accepted by a participating lender. Participating lenders may submit counteroffers through us for up to one business day following the customer's offer.

      Alliance Relationship. Under the terms of an agreement with Alliance Partners, which was entered into on March 17, 2000, we provide advertising and marketing support and a license of certain of our intellectual property to an indirect subsidiary of Alliance Partners. This entity conducts business as a broker and/or lender of residential mortgage loans under the name "pricelinemortgage." Pursuant to an intellectual property license from us, pricelinemortgage utilizes the priceline.com Name Your Own Price(SM) business model. Pricelinemortgage is controlled by First Alliance Bank, a federally chartered savings association supervised by the Office of Thrift Supervision and a wholly owned subsidiary of Alliance Partners. Pricelinemortgage has access to the management resources and expertise of Alliance Partners and its affiliates, including Alliance Mortgage Company, a residential mortgage lender since 1962. Alliance Partners provides management services to pricelinemortgage, including the procurement of personnel and office space and assistance in obtaining regulatory approvals. Pricelinemortgage is operating in all 50 states.

      LendingTree Relationship. Under our agreement with LendingTree, we are responsible for maintaining a home equity service on our Web site and for consumer marketing. LendingTree serves as the back-end processing system, which presents offers received through our Web site to multiple mortgage lending institutions for consideration. There are currently more than 20 lenders participating in the home financing services through LendingTree.

Long Distance Service

      In April, 2000, we launched our Name Your Own Price(sm) for pre-paid non-refundable long distance service. Our pre-paid long distance service is available for purchase and use in substantially all United States markets and is targeted for use by residential customers, university customers and small business customers. Our service is currently provided by three telecommunications providers, Net2Phone, DeltaThree and ZeroPlus.com.

      Customers access our Web site and select the country they wish to call, the number of minutes they want to purchase, the phone number(s) from where they plan to place their calls and the price they are willing to pay for a block of prepaid minutes. Customers are generally notified within 15 minutes whether priceline has accepted their offer.

      If a customer's offer is accepted, he or she is provided with an access number which he or she must dial to access the provider's network and a secure four digit PIN. To use our system, customers do not have to switch their underlying long distance carrier. Each time a customer places a call, he or she is notified how many minutes remain on his or her account. A customer can return to our Web site and replenish the account with more minutes at the same price or a customer can opt to place a new offer for a different block of minutes, a different price or to call a different country. We intend to enhance our service by allowing customers to use the service from most any phone.

      We are in the process of evaluating the introduction of additional services including offering regular long distance ("one plus service") through our Web site. A "one plus product" would differ from the pre-paid calling card in that the service would be a post-pay service and customers would switch from their long distance carrier.

New Car Sales

      Our new automobile service is offered in all 50 states. Our new car sales service accepts offers for every major brand of automobile. To purchase a new car through our service, the customer identifies the exact vehicle desired to be purchased or leased, including the make, model and specified options, the geographic area in which the customer is willing to pick up the vehicle and the purchase price or lease price the customer is willing to pay. All sales are made through factory-authorized dealers.

      Upon receiving an offer for a new car, we transmit the customer's offer to factory authorized dealers within the specified geographic radius, without disclosing the identity of the customer. We direct the sale to the first dealer that notifies us that it is willing to accept the customer's offer. Participating dealers may submit counteroffers. We then notify the customer to pick up the vehicle from that dealer and the transaction is closed directly between them. In most states, when a sale is completed, we are paid a $50 fee from the customer and a $200 fee from the selling dealer. In other states, we do not currently receive compensation from the customer or dealer as a result of regulatory restrictions. If the customer fails to consummate the transaction within a specified time period after being notified that an offer is accepted, the customer is charged a cancellation fee.

International Licensees

      Asia. In June 2000, we entered into definitive agreements with subsidiaries of Hutchison Whampoa Limited ("Hutchison") to introduce our services to several Asian markets. Under the terms of the agreements, we license our business model and provide our expertise in technology, marketing and operations to a newly created entity, Hutchison-Priceline Limited. Hutchison-Priceline Limited pays us an annual licensing fee to use our intellectual property and reimburses us for the cost of services provided. Hutchison purchased equity securities in Hutchison-Priceline Limited. We purchased a convertible note which allows us to take a significant equity stake in Hutchison-Priceline Limited. In February 2001, Hutchison increased its interest in Hutchison-Priceline Limited by purchasing a $9.5 million convertible note. In connection with Hutchison's purchase of the convertible note, Hutchison received the exclusive right for a period of six months to negotiate with us to establish a business in Japan offering the priceline.com services.

      Europe. In June 2000, we entered into definitive agreements with affiliates of General Atlantic Partners, LLC, to introduce our services to several European markets. Under the terms of the agreements, we license our business model and provide our expertise in technology, marketing and operations to priceline.com europe Ltd., which pays us an annual licensing fee to use our intellectual property and reimburse us for the cost of services provided. In addition, we purchased a warrant which allows us, under certain conditions, to take a significant equity stake in priceline Europe Holdings, N.V., the parent of priceline.com europe Ltd. In January 2001, General Atlantic Partners invested an additional $25.0 million in priceline Europe Holdings, N.V., bringing its total investment in the company to $50.0 million. Priceline.com europe Ltd. began offering airline tickets in the fourth quarter 2000.

      Other international entities. In March 2000, we entered into definitive agreements to license our business model to MyPrice pty. Ltd., a new company to introduce our services in Australia and New Zealand. In addition, in September 2000, we entered into a formation agreement with SoftBank E-Commerce Corp. to introduce our services to Japan. In December 2000, we announced that Myprice would not proceed with its planned entry into the Australian and New Zealand markets and that we had discontinued discussions with SoftBank about introducing our services in Japan and terminated the formation agreement. See Note 4, Restructuring and Special Charges, to our financial statements.

Indefinitely Delayed or Postponed Ventures.

      As a result of a decrease in the momentum of our business during the second half of 2000, we announced that we had indefinitely postponed the implementation of previously planned initiatives we had intended to launch during 2000, including business-to-business, term life insurance, wireless telephone and auto insurance services. See Note 4, Restructuring and Special Charges, to our financial statements.

Marketing and Brand Awareness

      Priceline.com has established itself as one of the most recognized e-commerce brands through an aggressive marketing and promotion campaign. During 2000, we incurred $67.2 million for advertising expense. We intend to continue to pursue a marketing strategy designed to promote brand awareness and the concept that consumers can save money on all products and services offered by priceline.com. To date, substantially all of our spending has been for television, radio and, to a lesser extent, newspaper advertising. We have also used our marketing budget for promotions, an online affiliate program and an e-mail marketing program to our current customer base. A small portion of our budget is devoted to public relations. While we intend to continue to promote the priceline.com brand aggressively, we intend to significantly reduce our advertising spending in 2001 from amounts spent in 2000.

Competition

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

      We currently or potentially compete with a variety of companies with respect to each product or service we offer. With respect to travel products, these competitors include:

      o Internet travel services such as Expedia, Travelocity.com and Hotwire, a Web site that offers discounted fares on opaque inventory;

      o     traditional travel agencies;

      o consolidators and wholesalers of airline tickets and other travel products, including consolidators such as Cheaptickets.com and Hotel Reservation Network;

      o individual or groups of airlines, hotels, rental car companies, cruise operators and other travel service providers; and

      o operators of travel industry reservation databases such as Worldspan and Sabre.

      A number of airlines have invested in and offer discount airfares and travel services through the Orbitz internet travel service, and a number of airlines, including a number that participate in our system, participate in and have received an equity stake from Hotwire. Similar steps may be under consideration by certain hotel companies and travel service providers. Competition from these and other sources could have a material adverse effect on our business, results of operations and financial condition.

      Our current or potential competitors with respect to the arrangement and sale of new automobiles in the online marketplace include, among others, Auto-by-Tel, Carsdirect.com, Autoweb.com and Microsoft's CarPoint. To some extent, we compete for new car shoppers' attention with retail new car dealers, many of which offer online shopping capabilities.

      With respect to financial service products, our competitors include:

      o     banks and other financial institutions;

      o online and traditional banks and brokers, including Quicken Mortgage and E-Loan; and

      o     insurance companies.

      With respect to long distance services, our current or potential competitors include long distance providers, local exchange providers that may be entering the long distance market and Internet Protocol telephone services.

      We potentially face competition from a number of large Internet companies and services that have expertise in developing online commerce and in facilitating Internet traffic, including Amazon.com, America Online and Yahoo!, who could choose to compete with us either directly or indirectly through affiliations with other e-commerce or off-line companies. Other large companies with strong brand recognition, technical expertise and experience in Internet commerce could also seek to compete with us. Competition from these and other sources could have a material adverse effect on our business, results of operations and financial condition.

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

Operations and Technology

      Our business is supported by an information systems platform, which was designed with an emphasis on scalability, performance and reliability. Our core demand collection and offer processing systems are proprietary to priceline.com. The software platform and architecture are built on server-side Java, C++ and SQL scripts integrated with an Oracle relational database system. This internal platform was designed to include open application protocol interfaces that can provide connectivity to vendors in the range of industries in which we operate. These include large global inventory systems, such as airline and hotel room reservation systems and financial service providers, as well as individual inventory suppliers, such as auto dealers. Our Internet servers utilize Verisign digital certificates to help us conduct secure communications and transactions.

      We out-source most of our customer service functions, and use a real-time interactive voice response system with transfer capabilities to our customer service centers in Norwalk, Connecticut, Boston, Massachusetts, Columbus, Ohio, Sunrise, Florida and Brownsville, Pennsylvania.

      Our systems infrastructure, Web and database servers are hosted at Exodus Communications, Inc. in Jersey City, New Jersey, which provides communication lines from multiple providers including UUNet and AT&T, as well as 24-hour monitoring and engineering support. Exodus has its own generator and multiple back-up systems in Jersey City. We also maintain a second Web hosting facility at AT&T in New York City. Our network operations center monitors both Web hosting facilities and is located in Stamford, Connecticut. We are in the process of moving our network operations center to our Norwalk, Connecticut headquarters. Both facilities have an uninterruptible power supply system and generator and redundant servers.

      We also offer phone service through our toll-free number, 1-800-PRICELINE(SM), which allows consumers who do not have access to a computer, and consumers who choose not to submit their credit card information via the Internet, to phone in their orders for airline tickets. We also use this toll-free number to provide customer service.

Intellectual Property

      We currently hold five issued United States patents, Nos. 5,794,207, 5,797,127, 5,897,620, 6,041,308 and 6,085,169, over 25 pending United States patent applications and corresponding pending international patent applications. We file additional patent applications on new inventions, as appropriate.

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

      There has been discussion in the press regarding the examination and issuance of so called "business-method" patents. As a result, the United States Patent and Trademark Office has indicated that it intends to intensify the review process applicable to such patent applications. The new procedures are not expected to have a direct effect on patents already granted. We cannot anticipate what effect, if any, the new process will have on our pending patent applications. See Item 3 - "Legal Proceedings."

      We seek to protect our copyrights, service marks, trademarks, trade dress and trade secrets through a combination of laws and contractual restrictions, such as confidentiality agreements. For example, we attempt to register our trademarks and service marks in the United States and internationally. However, effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are or will be made available online. See "Factors That May Affect Future Results - Our Success Depends on Our Ability to Protect Our Intellectual Property."

      We currently own the Internet domain name "priceline.com" in the United States. Domain names are generally regulated by Internet regulatory bodies. The relationship between trademark and similar laws and domain name registration is evolving, including passage during 1999 of the Anti-Cybersquatting Consumer Protection Act, which significantly enhances the ability to prevent incorporation by third parties of trademarks into domain names. We actively pursue infringers who improperly incorporate our trademarks into domain names, as appropriate, to maintain and enhance the strength of our trademarks. See "Factors That May Affect Future Results - Our Success Depends On Our Ability To Protect Our Intellectual Property."

Governmental Regulation

      The products and services we provide are subject to various federal, state and local regulations. For example, our travel service is subject to laws governing the offer and/or sale of travel services as well as laws requiring us to register as a "seller of travel." As a further example, with respect to our new car sales service, we are subject to regulations governing the registration and conduct of automobile dealers and brokers.

      We are also subject to laws governing the licensing and conduct of persons providing mortgage brokerage services. Such laws typically require certain consumer protection disclosures and loan solicitation procedures. For example, the Real Estate Settlement Procedures Act prohibits the payment and receipt of mortgage loan referral fees, and permits persons to be compensated only for the fair market value of non-referral services. Accordingly, we have structured our home financing services such that it provides non-referral services such as Web site development and advertising to a licensed mortgage broker who, in turn, provides the back-end processing of the loan referrals. It is possible that governmental authorities could scrutinize our compensation agreement under the Real Estate Settlement Procedures Act or enact new legislation that might limit or prohibit our present arrangement.

      All of our services are subject to federal and state consumer protection laws and regulations prohibiting unfair and deceptive trade practices. See Item 3 - "Legal Proceedings."

      We are also subject to regulations applicable to businesses conducting online commerce. Today there are relatively few laws specifically directed toward online services. However, due to the increasing popularity and use of the Internet and online services, it is possible that laws and regulations will be adopted with respect to the Internet or online services. These laws and regulations could cover issues such as online contracts, user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain, but any such new legislation could have a material adverse effect on our business, operating results and financial condition. In addition, some states may require us to qualify in that state to do business as a foreign corporation because our service is available in that state over the Internet. Although we are qualified to do business in a number of states, failure to meet the qualifications of certain states could subject us to taxes and penalties.

      As our licensees expand in Europe and Asia, they will also be subject to various foreign regulations and governing bodies that might limit their products and services. Likewise, we may be affected by unexpected changes in regulatory requirements and various tariffs and trade barriers in connection with online commerce. While our licensees will generally be responsible for complying with applicable regulations, any failure on their part to comply may have an adverse effect on us.

Employees

      As of March 28, 2001, we employed approximately 359 full-time employees. We also retain independent contractors to support our customer service and system support functions.

      We have never had a work stoppage and our employees are not represented by any collective bargaining unit. We consider our relations with our employees to be good. Our future success will depend, in part, on our ability to continue to attract, integrate, retain and motivate highly qualified technical and managerial personnel, for whom competition is intense.

Factors That May Affect Future Results

Our Limited Operating History Makes Evaluating Our Business Difficult

      Priceline.com was formed in July 1997 and began operations on April 6, 1998. As a result, we have only a limited operating history on which you can base an evaluation of our business and prospects. Our prospects must be considered in the light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets, such as online commerce, using new and unproven business models. To address these risks and uncertainties, we must, among other things:

      o continue to attract leading sellers and consumers to the priceline.com service;

      o     maintain and enhance our brand;

      o     attract, integrate, retain and motivate qualified personnel; and

      o     adapt to meet changes in our markets and competitive developments.

We may not be successful in accomplishing these objectives.

We Are Not Profitable and May Continue to Incur Losses

      As of December 31, 2000, we had an accumulated deficit of $1.5 billion. We have not achieved profitability and may continue to incur losses. A substantial portion of our revenues to date have been derived from travel products. Over time, we may introduce new products and services. With respect to current product and service offerings, we may not have decreased our operating expenses in connection with our recent restructuring sufficiently to attain profitability. With respect to possible future product and service offerings, we may have to increase our operating expenses. For us to make a profit, our revenues and gross profit margins will need to increase sufficiently to cover these and other possible future costs. Otherwise, we may never achieve profitability.

Potential Fluctuations in Our Financial Results Make Financial Forecasting Difficult

      Our revenues and operating results have varied significantly from quarter to quarter and our revenues and operating results may continue to vary significantly from quarter to quarter. As a result, quarter to quarter comparisons of our revenues and operating results may not be meaningful. In addition, due to our limited operating history and a business model that is, especially when compared to "brick and mortar" companies, still relatively new and unproven, it may be difficult to predict our future revenues or results of operations accurately. Our operating results have recently fallen below the expectations of securities analysts and investors and may, in one or more future quarters, fall below such expectations again. If this happens, the trading price of our common stock would almost certainly be materially and adversely affected.

      Our business has almost no backlog and almost all of our revenues for a particular quarter are derived from transactions that are both initiated and completed during that quarter. Our current and future expense levels are based largely on our investment plans and estimates of future revenues and are, to a large extent, fixed. Despite our recent restructurings, we may be unable to further adjust spending in a timely manner to compensate for any unexpected revenue shortfall, and any significant shortfall in revenues relative to our planned expenditures could have an immediate adverse effect on our business and results of operations.

      Our limited operating history makes it difficult for us to assess the impact of seasonal factors on our business. Nevertheless, we believe that our business is subject to seasonal fluctuations, reflecting a combination of seasonality trends for the products and services offered by us and seasonality patterns affecting Internet use. For example, with regard to our travel products, demand for leisure travel may increase over summer vacations and holiday periods, while Internet usage may decline during the summer months. We believe that our results are affected by seasonal fluctuations in the inventory made available to the priceline.com service by participating sellers, especially airlines. Airlines, for example, typically enjoy high demand for tickets through traditional distribution channels for travel during Thanksgiving and the year-end holiday period. As a result, during those periods, less excess airline ticket inventory would be available to us. Our business also may be subject to cyclical variations for the products and services offered; for example, leisure travel and home mortgage financing tend to decrease in economic downturns. These factors could have an adverse effect on our business and results of operations.

We Are Dependent On the Airline Industry and Certain Airlines

      Our financial prospects are significantly dependent upon our sale of leisure airline tickets. Sales of leisure airline tickets represented a substantial majority of total revenue for the year ended December 31, 2000. Leisure travel, including the sale of leisure airline tickets, is dependent on personal discretionary spending levels. As a result, sales of leisure airline tickets and other leisure travel products tend to decline during general economic downturns and recessions. In addition, unforeseen events, such as political instability, regional hostilities, increases in fuel prices, imposition of taxes or surcharges by regulatory authorities, travel-related accidents and unusual weather patterns also may adversely affect the leisure travel industry. As a result, our business also is likely to be affected by those events. Further, work stoppages or labor unrest at any of the major airlines could materially and adversely affect the airline industry and, as a consequence, our business.

      Sales of airline tickets from our seven largest airline suppliers accounted for approximately 92.7% and 88.2%, respectively, of airline ticket revenue for the years ended December 31, 1999 and 2000, respectively. As a result, currently we are substantially dependent upon the continued participation of these airlines in the priceline.com service in order to maintain and continue to grow our total airline ticket revenues and, as a consequence, our overall revenues. We expect that our travel revenues for the three months ended March 31, 2001, will be significantly less than our travel revenues for the three months ended March 31, 2000.

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

      Our agreement with Delta contains certain restrictions relating to the terms of participation in our service by other carriers and the circumstances under which we may transfer or license our intellectual property to other travel providers. It is possible that, as the priceline.com service grows and as other carriers seek participation in the priceline.com service, these competitively restrictive provisions of the Delta agreement could raise issues under federal and state antitrust laws. If that happened, either a federal or state government agency or private party could initiate litigation seeking to enjoin us and Delta from enforcing these provisions or seeking to collect treble damages. The outcome of any such litigation would be uncertain. If, however, such a lawsuit resulted in an injunction or subjected us to damages, our business and financial condition could suffer.

      Due to our dependence on the airline industry, we could be severely affected by changes in that industry, and, in many cases, we will have no control over such changes or their timing. For example, we believe that the decline in our revenues in the third quarter 2000 when compared to the immediately preceding quarter was attributable, in part, to specific events in the airline industry, including a $20 fuel surcharge imposed by airlines due to increased fuel prices, a high level of flight cancellations that negatively affected supply and the introduction by certain airlines of their own special sale fares which contributed to lower average offer prices for tickets.

      In addition, given the concentration of the airline industry, particularly in the domestic market, major airlines that are not participating in the priceline.com service, or our competitors, could exert pressure on other airlines not to supply us with tickets. Moreover, the airlines may attempt to establish their own buyer-driven commerce service or participate or invest in other similar services, like Hotwire, a Web site that offers discounted fares on opaque inventory, that compete directly with us. We also could be materially adversely affected by the bankruptcy, consolidation, insolvency or other material adverse change in the business or financial condition of one or more of our airline participants.

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

      Many of the factors influencing consumers' and sellers' willingness to use the priceline.com service are outside our control. For example, a labor dispute that disrupts airline service or an airline accident could make consumers unwilling to use a service like priceline.com that does not permit the customer to designate the airline on which the customer purchases a ticket. In addition, a breach of security on the Internet, even if we were not involved, could make consumers unwilling to place orders online with a credit card. Also, recent adverse publicity surrounding our recent public announcements and the slowdown in our business momentum in the second half of 2000 may affect consumers' willingness to use our service. Consequently, it is possible that consumers and sellers will never utilize the priceline.com service to the degree necessary for us to achieve profitability.

We May Not Be Able to Introduce New Products and Services

      Should we decide to introduce additional products, we may incur substantial expenses and use significant resources. However, we may not be able to attract sellers, other participants and licensees to provide such products and services or consumers to purchase such products and services through the priceline.com service. In addition, if we or our licensees launch new products or services that are not favorably received by consumers, our reputation and the value of the priceline.com brand could be damaged.

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

If We Lose Our Key Personnel or Cannot Recruit Additional Personnel, Our Business May Suffer

      Competition for personnel with experience in Internet commerce is intense. We depend on the continued services and performance of our executive officers and other key personnel. We do not have "key person" life insurance policies. If we do not succeed in attracting new employees or retaining and motivating current and future employees or executive officers, our business could suffer significantly. Our ability to retain key employees could be materially adversely affected by recent developments concerning priceline.com and the decline in the market price of our common stock and by limitations on our ability to pay cash compensation that is equivalent to cash paid by traditional businesses and limitations imposed by our employee benefit plans to issue additional equity incentives.

We Rely on Third-Party Systems

      We rely on certain third-party computer systems and third-party service providers, including the computerized central reservation systems of the airline and hotel industries to satisfy demand for airline tickets and hotel room reservations. In particular, our travel business is substantially dependent upon the computerized reservation system of Worldspan, an operator of a database for the travel industry. Any interruption in these third-party services systems, including Worldspan's, or deterioration in their performance could have a material adverse effect on our business. Our agreements with third-party service providers are terminable upon short notice and often do not provide recourse for service interruptions. In the event our arrangement with any of such third parties is terminated, we may not be able to find an alternative source of systems support on a timely basis or on commercially reasonable terms and, as a result, our business and results of operations could be materially and adversely affected.

Intense Competition Could Reduce Our Market Share and Harm Our Financial Performance

      The markets for the products and services offered on the priceline.com service are intensely competitive. We compete with both traditional distribution channels and online services. Increased competition could diminish our ability to become profitable or result in loss of market share and damage our brand. See "Competition."

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

Legal Proceedings

      We are a party to the legal proceedings described in Item 3 - "Legal Proceedings." The defense of the actions described in Item 3 may increase our expenses and an adverse outcome in any of such actions could have a material adverse effect on our business and results of operations.

The Success of Our Business Will Depend on Continued Growth of Internet Commerce

      The market for the purchase of products and services over the Internet is a relatively new and emerging market. As an Internet commerce business, our future revenues and profits are substantially dependent upon the widespread acceptance and use of the Internet and other online services as a medium for commerce by consumers and sellers. If widespread acceptance and growth of Internet use does not occur, our business and financial performance will suffer. Rapid growth in the use of and interest in the Internet and other online services is a recent phenomenon. This growth may not continue. A sufficiently broad base of consumers may not adopt, or continue to use, the Internet as a medium of commerce. Demand for and market acceptance of recently introduced products and services over the Internet are subject to a high level of uncertainty, and there are few proven products and services. For us to grow, consumers who historically have purchased through traditional means of commerce, such as a travel agent for airline tickets or a branch of a bank for home financings, will need to elect to purchase online products and services. Sellers of products and services will need to adopt or expand use of the Internet as a channel of distribution.

      The Internet has experienced significant growth in the number of users and amount of traffic over the recent past. Our success will depend upon the development and maintenance of the Internet's infrastructure to cope with this increased traffic. This will require a reliable network backbone with the necessary speed, data capacity and security, and the timely development of complementary products, such as high-speed modems, for providing reliable Internet access and services.

      The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure and could face such outages and delays in the future. Outages and delays are likely to affect the level of Internet usage generally, as well as the processing of transactions on the priceline.com Web site. It is unlikely that the level of orders lost in those circumstances could be made up by increased phone orders. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards to handle increased levels of activity or due to increased government regulation. The adoption of new standards or government regulation may, however, require us to incur substantial compliance costs and could have a material adverse effect upon our business and results of operations.

Capacity Constraints and System Failures Could Harm Our Business

      If our systems cannot be expanded to cope with increased demand, fails to perform, or we experience unanticipated problems in connection with the current move of our network operations center from Stamford, Connecticut to Norwalk, Connecticut, we could experience:

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

      Our ability to facilitate transactions successfully and provide high quality customer service also depends on the efficient and uninterrupted operation of our computer and communications hardware systems. The priceline.com service has experienced periodic system interruptions, which we believe will continue to occur from time to time. Our systems and operations also are vulnerable to damage or interruption from human error, natural disasters, power loss, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. While we currently maintain redundant servers at our Stamford, Connecticut premises to provide limited service during system disruptions, we do not have fully redundant systems, a formal disaster recovery plan or alternative providers of hosting services. In addition, we do not carry sufficient business interruption insurance to compensate for losses that could occur. Any system failure that causes an interruption in service or decreases the responsiveness of the priceline.com service could impair our reputation, damage our brand name and materially adversely affect our business and results of operations.

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

Online Security Breaches Could Harm Our Business

      The secure transmission of confidential information over the Internet is essential in maintaining consumer and supplier confidence in the priceline.com service. Substantial or ongoing security breaches - whether instigated internally or externally -- on our system or other Internet-based systems could significantly harm our business. We currently require buyers to guarantee their offers with their credit card, either online or through our toll-free telephone service. We rely on licensed encryption and authentication technology to effect secure transmission of confidential information, including credit card numbers. It is possible that advances in computer capabilities, new discoveries or other developments could result in a compromise or breach of the technology used by us to protect customer transaction data.

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

New Businesses We May Enter or Our Existing Licensees May Not Be Successful

      We have entered into, and may enter into in the future, licensing or other arrangements with third parties in connection with expansion of the priceline.com service. For example, we licensed our name and business model to Alliance Capital Partners in connection with our home financing services and to other third parties in connection with the development of our business model abroad. These new businesses typically incur start-up costs and operating losses and may not be successful. If these new businesses are not favorably received by consumers or are unsuccessful, the association of our brand name and business model with these new entities may adversely affect our business and reputation and may dilute the value of our brand name. Further, to the extent that these new businesses are not successful, we may not be able to recover or be reimbursed for our ongoing costs associated with their development, which could have a material adverse effect on our business and results of operations.

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

      o     changes in our capital structure;

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

      o adverse publicity surrounding recent announcements concerning priceline.com;

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

      We are currently the subject of a number of securities class action litigations. In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of their securities. To the extent our stock price declines or is volatile, we may in the future be the target of additional litigation. Securities and other litigation could result in substantial costs and divert management's attention and resources.

Uncertainty Regarding State Taxes

      We file tax returns in such states as required by law based on principles applicable to traditional businesses. In addition, we do not collect sales or other similar taxes in respect of transactions conducted through the priceline.com service (other than the federal air transportation tax). However, one or more states could seek to impose additional income tax obligations or sales tax collection obligations on out-of-state companies, such as ours, which engage in or facilitate online commerce. A number of proposals have been made at state and local levels that could impose such taxes on the sale of products and services through the Internet or the income derived from such sales. Such proposals, if adopted, could substantially impair the growth of e-commerce and adversely affect our opportunity to become profitable.

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

Regulatory and Legal Uncertainties Could Harm Our Business

      The products and services we offer through the priceline.com service are regulated by federal and state governments. Our ability to provide such products and services is and will continue to be affected by such regulations. The implementation of unfavorable regulations or unfavorable interpretations of existing regulations by courts or regulatory bodies could require us to incur significant compliance costs, cause the development of the affected markets to become impractical and otherwise adversely affect our financial performance. See "Government Regulation."

Item 2. Properties

      Our executive, administrative and operating offices are located in approximately 100,000 square feet of leased office space located in Norwalk, Connecticut. Our network operations center is currently located in 10,000 square feet of office space located in Stamford, Connecticut. We are subleasing the Stamford space from Walker Digital on a month-to-month basis and are in the process of moving our network operations center to Norwalk, Connecticut. See "Factors That May Affect Future Results -- Capacity Constraints and System Failures Could Harm Our Business." In addition, we currently lease approximately 47,000 square feet in another location in Norwalk, Connecticut that is unoccupied and that we currently intend to sublease. We have also has guaranteed Walker Digital's obligations under a lease of approximately 2,500 square feet of office space in New York City that is used and paid for by us. We do not own any real estate as of March 28, 2001.

Item 3. Legal Proceedings

Legal Proceedings

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

      On January 19, 1999, Marketel International Inc. (Marketel), a California corporation, filed a lawsuit against priceline.com, among others. On February 22, 1999, Marketel filed an amended and supplemental complaint. On March 15, 1999, Marketel filed a second amended complaint. On May 9, 2000, Marketel filed a third amended complaint against priceline.com and Priceline Travel, Inc. The third amended complaint alleges causes of action for misappropriation of trade secrets, conversion, false advertising and for correction of inventorship of U.S. Patent

5,794,207. In its third amended complaint, Marketel alleges, among other things, that the defendants conspired to misappropriate Marketel's business model, which allegedly was provided in confidence approximately ten years ago. The third amended complaint also alleges that four former Marketel employees are the actual sole inventors or co-inventors of U.S. Patent 5,794,207, which was issued on August 11, 1998 and has been assigned to us. Marketel asks that the patent's inventorship be corrected accordingly.

      On February 5, February 10 and March 31, 1999, we filed answers respectively, to the complaint, amended complaint and second amended complaint, in which we denied the material allegations of liability. On May 19, 2000, we filed a motion to dismiss the third amended complaint for failure to state a complaint upon which relief can be granted. We strongly disputed the material legal and factual allegations contained in Marketel's third amended complaint and believe that the amended complaint is without merit. In addition, on July 13, 2000, we filed a motion for summary judgment alleging that Marketel has not identified legally protectable trade secrets and is not entitled to correction of inventorship of U.S. Patent 5,794,207.

      On December 5, 2000, the United States District Court for the Northern District of California granted priceline.com's motion for summary judgment with respect to Marketel's theft of trade secret and patent inventorship claims, and ruled that there were triable issues of fact as to Marketel's false advertising claims, although Judge Legge volunteered that it was unlikely that Marketel could establish damages and suggested that these claims should be voluntarily dismissed. The false advertising claims were subsequently dismissed by stipulation, and on February 1, 2001, Judge Legge clarified his inventorship ruling in favor of priceline.com and entered final judgment in favor of priceline.com. On March 13, 2001, Marketel filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit. We intend to continue defending vigorously against the action. Pursuant to the indemnification obligations contained in the Purchase and Intercompany Services Agreement with Walker Digital, Walker Digital has agreed to indemnify, defend and hold us harmless for damages, liabilities and legal expenses incurred in connection with the Marketel litigation. However, Walker Digital currently is experiencing financial difficulties and is not honoring its indemnification obligation. We are paying for the defense of this action and recognizing the expense, subject to a reservation of all rights to recover these amounts from Walker Digital.

      On January 8, 2001, we settled two lawsuits brought by us against Microsoft Corporation and Expedia, Inc. in U.S. District Court in Connecticut.

      Subsequent to our announcement on September 27, 2000 that revenues for the third quarter 2000 would not meet expectations, we were served with the following putative class action complaints:

      o Weingarten v. priceline.com Incorporated and Jay S. Walker
            300 CV 1901 (District of Connecticut).

      o     Twardy v. priceline.com Inc.,
            Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 300 CV 1884 (District of Connecticut).

      o     Berdakina v. priceline.com Inc.,
            Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 300 CV 1902 (District of Connecticut).

      o     Mazzo v. priceline.com Inc.,
            Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 300 CV 1924 (District of Connecticut).

      o     Fialkov v. priceline.com Inc.,
            Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 300 CV 1954 (District of Connecticut).

      o Licht al v. priceline.com Incorporated and Jay S. Walker 300 CV 2049 (District of Connecticut).

      o     Ayach v. priceline.com Inc.,
            Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 300 CV 2062 (District of Connecticut).

      o     Zia v. priceline.com Inc.,
            Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 300 CV 1968 (District of Connecticut).

      o     Mazzo v. priceline.com Inc.,
            Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 300 CV 1980 (District of Connecticut).

      o     Bazag v. priceline.com Inc.,
            Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 300 CV 2122 (District of Connecticut).

      o     Breier v. priceline.com Inc.,
            Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 300 CV 2146 (District of Connecticut).

      o     Farzam v. priceline.com Inc.,
            Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 300 CV 2176 (District of Connecticut).

      o     Caswell v. priceline.com Inc.,
            Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 300 CV 2169 (District of Connecticut).

      o Howard Gunty Profit Sharing Plan v. priceline.com Inc. Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 300 CV 1917 (District of Connecticut).

      o     Cerelli v. priceline.com Inc.,
            Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 300 CV 1918 (District of Connecticut)

      o     Mayer v. priceline.com Inc.,
            Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 300 CV 1923 (District of Connecticut)

      o     Anish v. priceline.com Inc.,
            Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 300 CV 1948 (District of Connecticut)

      o     Atkin v. priceline.com Inc.,
            Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 300 CV 1994 (District of Connecticut).

      o     Lyon v. priceline.com Inc.,
            Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 300 CV 2066 (District of Connecticut).

      o     Kwan v. priceline.com Inc.,
            Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 300 CV 2069 (District of Connecticut).

      o     Krim v. priceline.com Inc.,
            Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 300 CV 2083 (District of Connecticut).

      o     Karas v. priceline.com Inc.,
            Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 300 CV 2232 (District of Connecticut).

      o     Michols v. priceline.com Inc.,
            Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 300 CV 2280 (District of Connecticut).

      All of these cases have been transferred to Judge Dominick J. Squatrito, and two groups have filed motions requesting to be appointed as lead plaintiff and lead counsel. By agreement of counsel, once the lead plaintiff and lead counsel have been appointed, such lead plaintiff and counsel shall have forty-five days to file an amended and consolidated complaint, and we will thereafter have forty-five days to respond to the amended and consolidated complaint. We intend to defend vigorously against these actions.

      In addition, we have been served with a complaint that purports to be a shareholder derivative action against our Board of Directors and certain of our current executive officers, as well as us (as a nominal defendant). The complaint alleges breach of fiduciary duty. The action is captioned Mark Zimmerman v. priceline.com Incorporated, Jay Walker, R. Braddock, D. Schulman,
P. Allaire, R. Bahna, P. Blackney, W. Ford, M. Loeb, N. Nicholas, N. Peretsman, 18473-NC, (Court of Chancery of Delaware, County of New Castle, State of Delaware). On February 6, 2001, all defendants moved to dismiss the complaint for failure to make a demand upon the Board of Directors and failure to state a cause of action upon which relief can be granted. We intend to defend vigorously against this action.

      On March 16 and 26, 2001, respectively, two putative class action complaints were filed in the U.S. District Court for the Southern District of New York naming priceline.com, Richard S. Braddock, Jay Walker, Paul Francis, Morgan Stanley Dean Witter & Co., Merrill Lynch, Pierce, Fenner & Smith, Inc., BancBoston Robertson Stephens, Inc. and Salomon Smith Barney, Inc. as defendants (01 Civ. 2262 and 01 Civ. 2576). The complaints allege, among other things, that priceline.com and the individual defendants named in the complaints violated the federal securities laws by issuing and selling priceline.com common stock in priceline.com's March 1999 initial public offering without disclosing to investors that some of the underwriters in the offering, including the lead underwriters, had allegedly solicited and received excessive and undisclosed commissions from certain investors. We intend to defend vigorously against these actions.

      We have been informed that a sub-committee of the board of directors of Myprice pty. Ltd. has been formed to evaluate whether a lawsuit should be instituted against us in connection with our investment in Myprice. If necessary, we will defend against any such suit vigorously.

      We are cooperating with the Connecticut Attorney General's office concerning complaints by customers received by the Attorney General's office and intend to continue our cooperation.

      From time to time, we have been and expect to continue to be subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of third party intellectual property rights by it. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources and could adversely effect our results of operations and business.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted for a vote of stockholders of priceline.com during the fourth quarter of the year ended December 31, 2000.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

Price Range of Common Stock

      Our common stock has been quoted on the Nasdaq National Market under the symbol "PCLN" since our initial public offering on March 29, 1999. Prior to such time, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low closing sales prices per share of the common stock as reported on the Nasdaq National Market:

1999                                                          High         Low
----                                                          ----         ----

First Quarter (from March 29, 1999).....................     $ 82.875    $ 69.00
Second Quarter..........................................      162.375     59.875
Third Quarter...........................................       112.00     55.625
Fourth Quarter..........................................       76.875     46.750

2000                                                          High         Low
----                                                          ----         ----

First Quarter...........................................     $95.9375    $50.125
Second Quarter..........................................      78.0625     36.125
Third Quarter...........................................      40.5625      10.75
Fourth Quarter..........................................       10.875      1.125

Holders

      As of March 20, 2001, there were approximately 839 stockholders of record of priceline.com's common stock, although we believe that there are a significantly larger number of beneficial owners.

Dividend Policy

      We have not declared or paid any cash dividends on our capital stock since our inception and do not expect to pay any cash dividends for the foreseeable future. We currently intend to retain future earnings, if any, to finance the expansion of our business. Under the terms of the certificate of designation relating to our Series B Preferred Stock, we cannot issue any dividends on shares of our common stock unless full cumulative dividends have been paid on the Series B Preferred Stock for all dividend periods ending on or prior to the proposed date of payment of a dividend on our common stock. Please see the Recent Developments section of Management's Discussion and Analysis of Financial Condition for a description of the Series B Preferred Stock.

Recent Sales of Unregistered Securities

      On October 6, 2000, we amended the terms of warrants held by Delta Air Lines, Inc. In connection with the amendment, we reduced the number of shares of priceline.com common stock underlying the warrant to 4.675 million shares from
5.5 million shares and reduced the exercise price from $56.63 per share to $4.72 per share. We relied on Section 3(a)(9) of the Securities Act of 1933, as amended.

Item 6. Selected Financial Data

                             SELECTED FINANCIAL DATA

      The selected financial data presented below are derived from our financial statements, and should be read in connection with those statements, which are included herein. All share and per share amounts have been retroactively adjusted to reflect the 1.25:1 stock split during 1999.

                                                                                                                         July 18,
                                                                                                                      (inception to
                                                                                  Year Ended December 31,               December 31,
                                                               -------------------------------------------------      -------------
                                                                  2000                1999               1998              1997
                                                               -----------         -----------         ---------         --------
                                                                            (In thousands, except per share amounts)
Statement of Operations Data:
Revenues
     Travel .............................................      $ 1,217,160         $   480,979         $  35,224         $     --
     Other ..............................................           18,236               1,431                13               --
                                                               ------------------------------------------------------------------
Total Revenues ..........................................        1,235,396             482,410            35,237               --
Cost of Revenues:
     Travel .............................................        1,040,306             424,579            36,525               --
     Other ..............................................            2,921                  --                --               --
                                                               ------------------------------------------------------------------
Total Cost of Revenues ..................................        1,043,227             424,579            36,525               --
                                                               ------------------------------------------------------------------
Gross Profit ............................................          192,169              57,831            (1,288)              --
                                                               ------------------------------------------------------------------
Operating Expenses:
     Sales and marketing ................................          148,133              79,577            24,388              441
     General and administrative (including $8,788
     and $1,812 of option payroll taxes in 1999
     and 2000, respectively) ............................           62,693              27,609            18,004            1,012
     Systems and business development ...................           39,192              14,023            11,132            1,060
     Special charge .....................................           34,824                  --                --               --
     Restructuring charge ...............................           32,006                  --                --               --
     Warrant costs, net .................................            8,595             998,832            57,979               --
     Write-off of WebHouse warrant ......................          189,000                  --                --               --
                                                               ------------------------------------------------------------------
          Total operating expenses ......................          514,443           1,120,041           111,503            2,513
                                                               ------------------------------------------------------------------
Operating loss ..........................................         (322,274)         (1,062,210)         (112,791)          (2,513)
Other income (expense) ..................................            7,129               7,120               548
                                                               ------------------------------------------------------------------
Net loss ................................................         (315,145)         (1,055,090)         (112,243)          (2,513)
Preferred stock dividend ................................          (14,382)                 --                --               --
Accretion on preferred stock ............................               --              (8,354)           (2,183)              --
                                                               ------------------------------------------------------------------
Net loss applicable to common shareholders ..............      $  (329,527)        $(1,063,444)        $(114,426)        $ (2,513)
                                                               ==================================================================
Net loss applicable to common shareholders
     per basic and diluted common share .................      $     (1.97)        $     (7.90)        $   (1.41)        $   (.05)
                                                               ==================================================================
Weighted average number of basic and
     diluted common shares outstanding ..................          166,952             134,622            81,231           50,834
                                                               ==================================================================

                                                                                         As of December 31,
                                                                                         ------------------
                                                                  2000                1999               1998              1997
                                                               -----------         -----------         ---------         --------
                                                                                           (In thousands)

Cash and cash equivalents and short-term
investments ...........................................        $   100,983         $   171,943         $  53,593         $       6
Working capital .......................................             51,925             172,489            49,922            (2,389)
Total assets ..........................................            195,078             441,886            66,572             1,449
Long-term obligations .................................            359,580                  --             1,015                --
Total liabilities .....................................             84,405              39,250            11,296             2,706
Total stockholders' equity ............................           (248,907)            402,636            55,276            (1,257)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with our financial statements, including the notes to those statements, included elsewhere in this Annual Report on Form 10-K, and the lead-in immediately preceding Part I of this Annual Report on Form 10-K. As discussed in more detail in the lead-in immediately preceding Part I of this Annual Report on Form 10-K, this discussion contains forward-looking statements which involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause those differences include, but are not limited to, those discussed in "Factors That May Affect Future Results."

      Overview

      We have pioneered a unique e-commerce pricing system known as a "demand collection system" that enables consumers to use the Internet to save money on a wide range of products and services while enabling sellers to generate incremental revenue. Using a simple and compelling consumer proposition - Name Your Own Price(SM) - we collect consumer demand, in the form of individual customer offers, for a particular product or service at a price set by the customer. We then communicate that demand directly to participating sellers or access a proprietary database of inventory available to us for purchase and, based upon the customer's offer price, elect whether or not to accept that customer's offer. Consumers agree to hold their offers open for a specified period of time and, once fulfilled, offers generally cannot be canceled. We benefit consumers by enabling them to save money, while at the same time benefiting sellers by providing them with an effective revenue management tool capable of identifying and capturing incremental revenues. By requiring consumers to be flexible with respect to brands, sellers and product features, we enable sellers to generate incremental revenue without disrupting their existing distribution channels or retail pricing structures.

      Our business model and brand are currently, through us or independent licensees, supporting several products and service offerings, including the following:

      o leisure airline tickets, provided by 10 domestic and 24 international airline participants, and travel insurance;

      o hotel rooms, in substantially all major United States markets with more than 50 national hotel chains as participants;

      o rental cars, in substantially all major United States airport markets with five leading rental car chains as participants;

      o     new automobiles, in substantially all major United States markets;

      o home financing services, in substantially all major United States markets, which includes home mortgage services, home equity loans and refinancing services; and

      o long distance telephone calling, provided by three carriers, in substantially all United States markets.

      In certain instances, we have licensed the priceline.com name and demand collection system to third parties to offer a particular product or service (home financing) or to offer a number of products or services in a distinct international region (Europe and Asia). Pursuant to these licensee transactions, we generally receive a royalty under the license and may also receive fees for services and reimbursement of certain expenses. We also hold convertible securities or warrants entitling us to acquire a significant percentage of such licensee's equity securities upon the occurrence of certain events.

      During the second half of 2000, we experienced a decrease in the momentum of our business as the result of a number of events, including the closing of the groceries and gas business of WebHouse Club, Inc., one of our licensees, negative news stories related primarily to customer service issues and the decline in our stock price. While our results of operations for the year ended December 31, 2000 compared to the same period last year have, as a general matter, increased, our results of operations for the fourth quarter 2000 were, as a general matter, significantly lower than our results of operations in the third quarter 2000. In particular, new customer offers grew, year over year, as we added approximately 5.2 million new customers in 2000 compared to 3.0 million in 1999, but decreased approximately 32% in the fourth quarter 2000 compared to the third quarter 2000. Similarly, repeat customer offers declined approximately 21% quarter over quarter. These declines are representative of the general slowing of our business in the fourth quarter 2000. We believe this decline is attributable to the decrease in the momentum of our business described above and the general seasonal decline in our travel operations in the fourth quarter.

      We believe that our success will depend in large part on our ability to achieve profitability, primarily from our travel business, and to continue to promote the priceline.com brand. We intend to continue to invest in marketing and promotion, technology and personnel within parameters consistent with attempts to improve operating results. Our goal is to reduce operating losses and improve gross margins in an effort to achieve profitability. Our limited operating history makes the prediction of future results of operations difficult, and accordingly, we cannot assure you that we will achieve or sustain revenue growth or profitability.

Recent Developments

      On February 8, 2001, we announced that Delta Air Lines, Inc. had agreed to restructure its investment in priceline.com. Under the terms of the agreement, Delta exchanged 6 million shares of Series A Convertible Redeemable PIK Preferred Stock of priceline.com for 80,000 shares of Series B Redeemable Preferred Stock of priceline.com and received warrants to purchase approximately 27 million shares of our common stock at an exercise price of $2.97 per share. The Series B Preferred Stock has an aggregate liquidation preference of $80.0 million and will pay dividends of approximately 3.0 million shares of priceline.com common stock per year. The Series B Preferred Stock is mandatorily redeemable on February 6, 2007 and can be redeemed, at either priceline.com's or Delta's option, upon a change of control of priceline.com. The warrants to purchase shares of priceline.com common stock issued to Delta are fully vested and can be exercised at Delta's election at any time prior to the redemption of the Series B Preferred Stock. To pay the exercise price of the warrants, Delta will surrender shares of preferred stock valued at the liquidation preference per share. In connection with the restructuring, Delta received certain registration rights.

      On February 15, 2001, we announced that Hutchison Whampoa Limited and Cheung Kong (Holdings) Limited purchased approximately 23.8 million shares of our common stock at $2.10 per share. In connection with the sale, Hutchison and Cheung Kong received certain registration rights and Hutchison received a seat on our Board of Directors. At the same time, Hutchison purchased $9.5 million worth of Hutchison-Priceline Limited convertible notes. In connection with the sale, Hutchison received the right, for a period of six months, to negotiate with us for the establishment of a potential business in Japan. Hutchison and Cheung Kong also announced at the same time that they purchased an aggregate of
11.3 million shares of our common stock from Jay S. Walker, priceline.com's founder and former Vice Chairman, for an aggregate purchase price of approximately $24 million.

      On February 15, 2001, we also announced that we had implemented an additional reduction in our work-force in an attempt to reduce costs. As a result, we reduced our work-force by 25 full-time employees and had approximately 359 full-time employees as of March 28, 2001. The cost of this reduction in our work-force was approximately $1.2 million, which will be reflected as a restructuring charge in the first quarter of 2001.

      Please see the unaudited pro forma balance sheet that appears at the end of this Management's Discussion and Analysis of Financial Condition and Results of Operations and before Item 7A and presents our financial position at December 31, 2000 after giving effect to the exchange of preferred stock and the sale of common stock described above. Also, please see Note 4, Restructuring and Special Charges, attached to our financial statements.

Results of Operations

Year Ended December 31, 2000 compared to Year Ended December 31, 1999

Revenues

                                             Year Ended                %
                                             December 31,           Change
                                             ------------           ------
                                                ($000)
                                         2000           1999
                                      ----------      --------
      Travel Revenues ...........     $1,217,160      $480,979        153%

      Other Revenues ............     $   18,236      $  1,431      1,174%

      Total Revenues ............     $1,235,396      $482,410        156%

      Revenues for the twelve months ended December 31, 2000 and 1999 consisted primarily of: (1) travel revenues and (2) other revenues.

      Travel Revenues

      Travel revenues for the twelve months ended December 31, 2000 consisted primarily of: (1) transaction revenues representing the selling price of airline tickets, hotel rooms and rental cars; and (2) ancillary fees we earned in connection with the sale of our travel products, including Worldspan reservation booking fees, customer processing fees and fee income from marketing programs offered in connection with the sale of airline tickets, hotel rooms and rental cars. Travel revenues for the twelve months ended December 31, 1999 consisted primarily of: (1) transaction revenues representing the selling price of airline tickets and hotel rooms; and (2) ancillary fees we earned in connection with the sale of our travel products, including Worldspan reservation booking fees, customer processing fees and fee income from marketing programs offered in connection with the sale of airline tickets and hotel rooms.

      During the twelve months ended December 31, 2000, we sold approximately
4.6 million, 1.7 million and 1.8 million airline tickets, hotel room nights and rental car days, respectively. During the twelve months ended December 31, 1999, we sold approximately 2.0 million and 500,000 airline tickets and hotel room nights, respectively. Our rental car service was not launched until the first quarter 2000.

      Our "bind" rate is the percentage of unique offers that we ultimately fulfill. Since April 1999, each initial offer and any resubmitted offers are treated as a single offer - a unique offer - for purposes of measuring our total offer volume and our offer fulfillment rates. Previously, each had been counted as a separate offer. Therefore, comparisons with prior periods may not be meaningful. Our "bind rate" for all unique airline ticket, hotel room and rental car offers were as follows:

                                                   Unique Offers For
                                                   -----------------

                                              Airline    Hotel      Rental
                                              Tickets    Rooms       Cars
                                              -------    -----       ----

      Year Ended      December 31, 2000        47.9%      47.1%      43.1%

      Year Ended      December 31, 1999        34.1%      32.2%       N/A

      Travel revenues, and total revenues, increased during the twelve months ended December 31, 2000 over the prior year primarily as a result of the substantial development of our unique customer base, to which we added approximately 5.2 million new customers during the twelve months ended December 31, 2000. In addition, we generated approximately 4.3 million repeat customer offers during the twelve months ended December 31, 2000. A unique customer is defined as someone who has made a guaranteed offer for at least one of our products. We believe our customer base grew during the twelve months ended December 31, 2000 as a result of the substantial increase in our advertising expenditures throughout 2000, and due to the availability of additional product inventory generated from adding three additional domestic air carriers during the fourth quarter 1999 and two additional major rental cars companies during the second quarter 2000.

      Travel revenues for the twelve months ended December 31, 2000 increased approximately 153% to $1,217.0 million from approximately $481.0 million for the twelve months ended December 31, 1999, primarily as a result of an increase in revenues from airline ticket sales. Ancillary fee revenues we earned in connection with the sale of our travel products for the twelve months ended December 31, 2000 increased from the same period a year ago as a result of volume driven increases in Worldspan reservation booking fees and customer processing fees in the airline and hotel room and rental car services. The processing fees for the airline and hotel room services were introduced during the second quarter 1999.

      Adaptive marketing revenues for the year ended December 31, 2000 decreased $2.3 million, or 10.3%, compared to the same period a year ago. During the fourth quarter 2000, we eliminated adaptive marketing revenues, which were historically accretive to our travel revenues and gross margins, but which we now believe negatively impacted customer satisfaction. Seasonal variations in our travel business, where the third and fourth quarters are typically weaker than the first two quarters, have historically and are expected to continue to impact our travel revenues. Travel products, particularly airline tickets, continue to account for the majority of our revenue.

      Other Revenues

      Other revenues during the twelve months ended December 31, 2000 consisted primarily of: (1) transaction revenues and fees from our long distance phone service and (2) commissions and fees from our home financing and automobile services, and license fees from our WebHouse Club licensee and our international licensees. Other revenues during the twelve months ended December 31, 1999 consisted primarily of commissions and fees from our home financing and automobile services and WebHouse Club licensee.

      Other revenues for the twelve months ended December 31, 2000 increased approximately 1,174% to $18.2 million from $1.4 million for the twelve months ended December 31, 1999, primarily as a result of $10.3 million of transaction revenue and fees received from our long distance telephone service, launched during the second quarter 2000. In addition, we received fee income from our financial and auto service products introduced in the first quarter of 2000. Licensing fees from WebHouse Club and Myprice pty. ltd. were approximately $1.3 million and $600,000, respectively, in 2000 and ceased during the fourth quarter 2000 with the shutdown of the WebHouse Club business and the indefinite postponement of the launch of Myprice's services in Australia.

Cost of Revenues and Gross Profit

                                                 Year Ended                %
                                                 December 31,            Change
                                                 ------------            ------
                                                    ($000)
                                            2000             1999
                                        ------------       --------
      Cost of Travel Revenues ....      $  1,040,306       $424,579        145%
          % of Travel Revenues....              85.5%          88.3%
      Cost of Other Revenues .....      $      2,921             --         --
          % of Other Revenues ....              16.0%            --
      Total Cost of Revenues .....      $  1,043,227       $425,579        145%
          % of Revenues ..........              84.4%          88.0%

      Cost of Revenues

      Cost of Travel Revenues. Cost of travel revenues consist of product costs and supplier warrant costs. For the twelve months ended December 31, 2000, product costs consisted of: (1) the cost of airline tickets from our suppliers, net of the federal air transportation tax, segment fees and passenger facility charges imposed in connection with the sale of airline tickets; (2) the cost of hotel rooms from our suppliers, net of hotel tax; and (3) the cost of rental cars from our suppliers, net of applicable taxes. For the twelve months ended December 31, 1999, our product costs consisted of (1) the cost of airline tickets from our suppliers, net of the federal air transportation tax, segment fees and passenger facility charges imposed in connection with the sale of airline tickets; and (2) the cost of hotel rooms from our suppliers, net of hotel tax.

      Our supplier warrant costs for the twelve month periods ended December 31, 2000 and 1999 were approximately $1.5 million in each period, which represent a non-cash expense related to the issuance of common stock warrants to one of our airline program participants in January 1999. The cost of the warrants has been fully amortized and, accordingly, we will not incur this expense in the future.

      Cost of Other Revenues. For the twelve months ended December 31, 2000, cost of other revenues consisted of the cost of long distance telephone service incurred by priceline.com.

      Gross Profit

                                              Year Ended                    %
                                             December 31,                 Change
                                             ------------                 ------
                                                ($000)
                                         2000             1999
                                      ----------       ----------
      Travel Gross Profit ......      $  176,854       $   56,400         213.6%
          Travel Gross Margin...            14.5%            11.7%
      Other Gross Profit .......          15,315            1,431         970.2%
         Other Gross Margin ....            84.0%             100%
      Total Gross Profit .......      $  192,169       $   57,831         232.3%
         Total Gross Margin ....            15.6%            12.0%

      Travel Gross Profit. Travel gross profit consists of travel revenues less the cost of travel revenues. For the twelve months ended December 31, 2000, travel gross profit increased over the same period in 1999 as a result of increased transactional sales volume and increased Worldspan reservation booking and customer processing fee revenues. In addition to increasing transactional volume, we also have increased the average margin on air tickets and hotel rooms as compared to the same period in 1999. The fee portion of the travel transactions are an integral component in pricing acceptance decisions we make.

      For the twelve months ended December 31, 2000, travel gross margin increased from the same period of 1999 as a result of increased average margin on air tickets and hotel rooms and increased Worldspan and customer processing fees. We intend to continue to improve travel gross margin in 2001, which may adversely affect our ability to promote top-line revenue growth.

      Other Gross Profit. Other gross profit consists of other revenues less the cost of other revenues. For the twelve months ended December 31, 2000, other gross profit increased over the same period in 1999 as a result of the introduction of the long distance telephone product, the expansion of financial and auto services and fees from certain licensees.

      For the twelve months ended December 31, 2000, other gross margin increased from the same period of 1999 as a result of the introduction and expansion of additional products for long distance telephone, financial and autos services during 2000.

      Operating Expenses

      Sales and Marketing

                                              Year Ended                  %
                                             December 31,              Change
                                             ------------              ------
                                                ($000)
                                          2000          1999
                                        --------       -------
      Advertising ................      $ 67,205       $40,684           65.2%
      Other Sales & Marketing.....      $ 80,928       $38,893          108.1%
                                        --------       -------
      Total ......................      $148,133       $79,577
      % of Revenues ..............          12.0%         16.5%

      Sales and marketing consists of advertising expenses and other sales and marketing expenses. Advertising expenses consist primarily of: (1) television and radio advertising; (2) agency fees and production costs for television and radio commercials; and (3) on-line and print advertisements. For the twelve months ended December 31, 2000, advertising expenses increased over the same period in 1999 primarily due to substantial expenses related to the television advertising campaign launched in January 2000 and television advertising launched in the fourth quarter 2000 (approximately $18.9 million) as part of a customer retention program designed to counteract the effects of our negative momentum in the third and fourth quarter 2000 and restore customer confidence. We intend to continue to pursue an advertising and branding campaign at lower spending levels in order to continue to attract new users and retain existing users. We intend to decrease significantly our advertising expense in 2001 and place greater reliance on tactical radio and direct marketing programs and campaigns targeting our large customer base. There can be no assurance that we will be successful in achieving revenue growth targets as advertising spending is reduced.

      Other sales and marketing expenses consist primarily of: (1) credit card processing fees; (2) fees paid to third-party service providers that operate our call centers; (3) provisions for customer credit card charge-backs; and (4) compensation for our sales and marketing personnel. For the twelve months ended December 31, 2000, other sales and marketing expenses increased over the same period in 1999 due to increased costs to run the customer service call centers, increased credit card processing fees, and increased payroll and related expenses resulting from growing our employee base. The increases in other sales and marketing expenses were driven by substantial increases in customer offers and revenue.

      General and Administrative

                                                Year Ended                  %
                                               December 31,               Change
                                               ------------               ------
                                                  ($000)
                                            2000          1999
                                           -------       -------
      General & Administrative ..........  $53,905       $25,798          109.0%
      Payroll Tax Expense on Employee
      Stock Options .....................    8,787         1,812          385.1%
                                           -------       -------
      Total .............................  $62,692       $27,609          127.1%
      % of Revenues .....................      5.1%          5.7%

      General and administrative expenses consist primarily of: (1) compensation for personnel; (2) fees for outside professionals; (3) telecommunications costs; and (4) occupancy expenses. General and administrative expenses increased during the twelve months ended December 31, 2000 over the same period in 1999 as a result of increased headcount and resulting payroll and overhead costs associated with the expansion of our product offerings and increases in our revenue base. In addition, for the twelve months ended December 31, 2000, we incurred charges of $8.8 million for payroll taxes relating to options exercised under our employee stock option plans. For the twelve months ended December 31, 1999, payroll taxes relating to options exercised in accordance with our employee stock option plans amounted to $1.8 million.

      Systems and Business Development

                                                Year Ended                  %
                                               December 31,               Change
                                               ------------               ------
                                                  ($000)
                                            2000         1999
                                          ---------    ---------
      Systems & Business Development      $  39,192    $  14,023          179.5%
      % of Revenues ................            3.2%         2.9%

      Systems and business development expenses for all periods consist primarily of: (1) payments to outside contractors, (2) depreciation and amortization on computer hardware and software, (3) compensation to our information technology and product development staff, and (4) data communications and other expenses associated with operating our internet site. For the twelve months ended December 31, 2000, systems and business development expenses increased over the same periods in 1999 due to increased staffing requirements and resulting consulting, payroll and overhead costs related to the expansion of our product offerings and technological infrastructure. In addition, in 2000, we recognized increased depreciation and amortization expenses resulting primarily from capital expenditures and increased internal software development costs.

Restructuring and Special Charge

      In 2000, we recorded restructuring charges of approximately $32.0 million and a special charge of approximately $34.8 million. During the second half of 2000, we experienced a decrease in the momentum of our business as the result of a number of events. As a result, we formulated a turnaround plan with the intention of increasing our operating efficiencies and refocusing our business and resources principally on our core travel products. The restructuring charge resulted from the implementation of our turnaround plan, as a result of which, we reduced our work force, consolidated our real estate, exited certain product lines and indefinitely postponed the launch of certain international ventures. Of the approximately $66.8 million recorded for the restructuring and special charges, approximately $37.3 million was non-cash. Approximately $5.0 million of the cash charge was expended in the fourth quarter 2000 and the remaining $24.6 million is accrued on our balance sheet as a liability and will be paid through 2004.

                                        Restructuring     Special         Total

Charges requiring cash outlay              $16,297        $13,205        $29,502
Asset impairment charges                    15,709         21,619         37,328
                                           -------        -------        -------
                                           $32,006        $34,824        $66,830
                                           =======        =======        =======

Accrued at December 31, 2000               $13,470        $11,093        $24,563
                                           =======        =======        =======

Long-term portion                          $ 4,865        $   243        $ 5,108
                                           =======        =======        =======

Current portion                            $ 8,605        $10,850        $19,455
                                           =======        =======        =======

      The components of the restructuring charge are as follows:

                                                                  Expected To Be Paid In
                                                         ------------------------------------------
                              Charged in     Paid in                                        2004 and
                                 2000         2000        2001        2002        2003     Thereafter
                              ----------     ------      ------      ------      ------    ----------

Employee termination costs      $ 3,807      $1,167      $2,399      $  241      $   --      $   --

Real estate costs                 9,603         317       4,663       1,676       1,735       1,213

Asset impairments                17,474         809         955          --          --          --

Other                             1,122         534         588          --          --          --
                                -------      ------      ------      ------      ------      ------

                                $32,006      $2,827      $8,605      $1,917      $1,735      $1,213
                                =======      ======      ======      ======      ======      ======

      As a result of our restructuring, our work force was reduced by approximately 125 full-time employees in the fourth quarter 2000. The employee termination costs primarily represent severance expense.

      The real estate restructuring costs primarily represent the estimated net lease expense related to real estate we decided we no longer needed and which we will not utilize in the future and the cost of certain required refurbishments to that real estate. The real estate restructuring costs also relate to our decision to abandon plans to open a new network operations center in a new leased space in Norwalk, Connecticut. This decision accounted for a significant portion of the real estate costs and a portion of the asset impairment, as previously capitalized costs were written off.

      The asset impairment relates to the write-off of the net capitalized value of equipment and software related to businesses we elected to exit during the fourth quarter 2000, including business-to-business, term life insurance and cellular telephone services, as well as abandoned equipment and software projects (approximately $11.0 million). In addition, it consists of $3.1 million related to our decision to abandon plans to participate in the establishment of an independent licensee in Japan and approximately $1.9 million related to other potential product offerings and intellectual property no longer to be pursued as part of our turnaround plan.

      Other restructuring charges include professional and other fees and costs associated with the restructuring activities.

      The components of the special charge are as follows:

                                                     Expected To Be Paid In
                                                     ----------------------
                            Charged in    Paid in
                               2000         2000         2001       2002
                             -------      -------      -------      ----

      Employee expenses      $14,482      $   142      $ 6,297      $  7

      Asset impairment        17,107           --        1,373       236

      Other                    3,235           55        3,180        --
                             -------      -------      -------      ----

                             $34,824      $   197      $10,850      $243
                             =======      =======      =======      ====

      Employee expenses primarily represent costs associated with retention programs and the acceleration of employee loan forgiveness of $8.0 million. During the fourth quarter 2000, we incurred $5.7 million of expense related to retention bonuses paid to employees as part of our turnaround plan.

      Asset impairments consist primarily of the write-down to estimated net realizable value of receivables or loans (either loans to independent licensees or receivables that represented reimbursable expenses that were incurred on the licensee's behalf as part of the contractual arrangement) from independent licensees that ceased or significantly restructured their operations during the fourth quarter 2000, including approximately $7.8 million related to Myprice, the Australian based company launched in early 2000 to introduce our buyer-driven commerce platform to Australia and New Zealand, $1.7 million related to WebHouse Club and $1.1 million related to Perfect Yardsale. Asset impairment also includes a charge of $6.3 million for the unrecoverable reimbursable expenses due to us from Walker Digital in connection with Walker Digital's contractual obligations to fund certain patent and intellectual property litigation costs. Other includes amounts accrued for our estimated exposure for litigation related to shareholder lawsuit costs and other claims.

Warrant Costs

      In the fourth quarter 2000, we amended the terms of certain warrants to purchase our common stock held by Delta Air Lines, Inc. As a result, we recorded an $8.6 million non-cash charge. In connection with the amendment, we reduced the number of shares underlying the warrant to 4.67 million shares from 5.5 million shares and reduced the exercise price from $56.63 per share to $4.72 per share.

Write-Off of WebHouse Club Warrant

      On October 5, 2000, the Priceline WebHouse Club, Inc., a privately-held licensees of ours, announced that it would be ceasing operations. In the fourth quarter 1999, we received a warrant in WebHouse Club in exchange for services rendered and, upon receipt of the warrant, recognized approximately $189 million of income representing the estimated fair value of the warrant, based on an independent valuation. As a result of WebHouse Club ceasing operations, in the third quarter 2000, we recorded a non-cash charge of approximately $189 million to write off the full carrying value of the warrant.

Interest Income, Net

                                                Year Ended             %
                                               December 31,          Change
                                               ------------          ------
                                                  ($000)
                                             2000        1999
                                            ------      ------
      Interest Income, Net............      $9,687      $7,501        29.1%

      For the twelve months ending December 31, 2000, interest income on cash and marketable securities increased primarily due to higher balances resulting from our initial public offering of common stock in April of 1999 and our follow-on public offering of common stock in August of 1999.

Year Ended December 31, 1999

      We did not commence operations until April 1998. Accordingly, we do not believe that a comparison with the prior year is meaningful.

Revenues

      Revenues for the year ended December 31, 1999 were $482.4 million and were comprised primarily of: (1) transaction revenues representing the selling price of airline tickets, hotel rooms and rental cars; (2) fee income from adaptive marketing programs offered in connection with our product offerings; (3) ancillary revenues consisting primarily of Worldspan reservation booking fees and customer processing fees; and (4) fee income from our home financing and auto programs.

      Revenues increased during 1999 as a result of the substantial development of our unique customer base, repeat purchases by existing customers and the inclusion of the hotel room, rental car, automobile, and home financing services and adaptive marketing programs. We launched certain of our services in select geographic markets during 1999 and then expanded to other regions. During 1999, our hotel room reservation service expanded from 25 cities to nationwide coverage. Our auto program was launched in the New York City area and expanded to cover 26 states at December 31, 1999. Our rental car service was launched nationally during the fourth quarter.

      As of December 31, 1999, we had a base of approximately 3.8 million unique customers. Of the total unique customer base, approximately 3.0 million made their first offer during 1999. During 1999, our customers made approximately 4.3 million offers for services.

      Ancillary revenues for the year ended December 31, 1999 increased as a result of volume driven increases in Worldspan reservation booking fees and the introduction of a customer processing fee in the airline and hotel services. Fee-based income and ancillary revenues represented 8.4% of total revenues for the year ended December 31, 1999.

Product Costs and Gross Profit

      For the year ended December 31, 1999, product costs were $424.5 million, 88% of revenues, our gross profit was $57.8 million and our gross margin was 12.0%. Product costs were comprised of (1) the cost of airline tickets from our suppliers, net of the federal air transportation tax, segment fees and passenger facility charges imposed in connection with the sale of airline tickets; (2) the cost of hotel rooms from our suppliers, net of hotel tax; and (3) supplier warrant costs that represent a non-cash expense related to the issuance of common stock warrants to one of our airline program participants in January 1999.

      Gross profit is comprised of revenues less cost of revenues. During 1999, gross profit was positive as a result of the transactional sales volumes that were sold at positive margins, and the launch of products generating fee-based revenues. Because fee-based and ancillary revenues generally do not involve separate costs, these revenues had a disproportionately positive impact on total gross profit and made a substantial contribution to gross profit for the year ended December 31, 1999.

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

Operating Expenses

Warrant Costs, Net

      Warrant costs, net were $998.8 million in 1999 and consist of the fair value of warrants issued to airline suppliers during 1999, as discussed above. Such costs were partially offset by warrant income of $188.8 million recognized in the fourth quarter 1999 as a result of the receipt of warrants to purchase common stock of WebHouse Club, Inc.

Sales and Marketing

      Sales and marketing expenses for the year ended December 31, 1999 were approximately $79.5 million, 16.5% of revenues, and consisted primarily of: (1) advertising and promotions; (2) credit card processing fees; (3) fees payable to a third party service provider that operates our call center; (4) compensation for our sales and marketing personnel; and (5) provisions for customer charge-backs (based upon a percentage reflecting our historical experience).

General and Administrative

      General and administrative expenses for the year ended December 31, 1999 were approximately $27.6 million, 5.7% of revenues, and were comprised primarily of compensation for personnel, fees for outside professionals, telecommunications and other overhead costs, including occupancy expense. The year ended December 31, 1999 included a charge of $1,812 relating to option payroll taxes resulting from the exercise of employee stock options. Excluding this expense, general and administrative expense was 5.3% of revenues for the year ended December 31, 1999. Excluding this charge, general and administrative expenses increased as a result of increased payroll and overhead costs associated with the expansion of our product offerings and increases in our revenue base.

Systems and Business Development

      Systems and business development expenses for the year ended December 31, 1999 were approximately $14.0 million, 2.9% of revenues, and were comprised primarily of: (1) compensation to our information technology and product development staff; (2) payments to outside contractors; (3) data communications and other expenses associated with operating our Web site; and (4) depreciation and amortization on computer hardware and software. During 1999, systems and business development expenses increased due to increased payroll costs, increased depreciation and amortization resulting from increased capital expenditures and increased development costs associated with the expansion of our product offerings and technological infrastructure.

      In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." This SOP requires capitalization of certain costs of computer software developed or obtained for internal use. We adopted this SOP on January 1, 1999 and, during the year ended December 31, 1999, we capitalized approximately $13.9 million of computer software developed or obtained for internal use. Amortization of such costs aggregated approximately

$1.1 million during the year ended December 31, 1999.

Other Income, Net

      Other income, net, for the year ended December 31, 1999 was approximately $7.1 million and was primarily comprised of interest income. Interest income on cash and marketable securities increased due to higher cash and cash equivalent balances resulting from our initial public offering of common stock in April of 1999 and our secondary public offering of common stock in August of 1999.

Year Ended December 31, 1998

      We were formed in July 1997, but did not commence operations until April 1998. Accordingly, comparisons with prior periods are not meaningful.

Revenues

      Total revenues for the year ended December 31, 1998 were $35.2 million. Since commencement of operations in April 1998, essentially all revenues consisted of airline ticket sales, hotel room reservations and related adaptive marketing programs. Our automobile sales service, which was launched on a test basis in the New York metropolitan area in July 1998, did not contribute materially to revenues during the period.

Product Costs and Gross Profit (Loss)

      Cost of revenues for the year ended December 31, 1998 totaled $36.5 million, consisting of product costs of $33.5 million and supplier warrant costs of $3.0 million. Product costs represent the cost of airline tickets from our suppliers, net of the federal air transportation tax, segment fees and passenger facility charges imposed in connection with the sale of airline tickets. Supplier warrant costs represent a non-cash expense related to the pro-rata amount of the Delta Air Lines, Inc. warrant earned prior to December 31, 1998, the date on which the Delta Air Lines, Inc. warrant was amended.

      Gross profit (loss), which is comprised of revenues less cost of revenues, was $(1.3) million for the year ended December 31, 1998. Excluding the effect of the non-cash supplier warrant costs, we would have had gross profit of $1.7 million for the year ended December 31, 1998. In 1998, we sold a substantial number of tickets below cost in order to increase airline and adaptive marketing revenues, build a record of successful transactions, and enhance the priceline.com brand. Because the fees generated by adaptive marketing programs have historically involved no separate costs, adaptive marketing revenues had a disproportionately positive impact on our total gross margin. The adaptive marketing program with Capital One accounted for all of our adaptive marketing revenues in 1998.

Operating Expenses

      Warrant Cost, net. Warrant costs, net for the year ended December 31, 1998 totaled $58.0 million, or 164.5% of revenues. Supplier start up warrant costs consist of a non-cash charge representing the fair value of warrants issued to certain participating airlines in our service in connection with securing the airline's participation in our service.

      Sales and Marketing. Sales and marketing expenses for the year ended December 31, 1998 totaled $24.4 million, or 69.2% of revenues. The expenses were comprised of: (1) advertising and promotional items; (2) fees payable to a third party service provider, which operates our call center; (3) credit card processing fees; (4) provisions for customer credit card charge-backs (based upon a percentage reflecting our historical experience); and (5) compensation for our sales and marketing personnel.

      General and Administrative. General and administrative expenses for the year ended December 31, 1998 totaled $18.0 million or 51.1% of revenues. General and administrative expenses consist primarily of compensation for personnel, fees for outside professionals, telecommunications and other overhead costs, including occupancy expense. In July 1998, we issued 8,125,000 shares of Common Stock, to the Chairman and Chief Executive Officer that resulted in the recognition of a charge of $6.5 million with respect to these shares. The shares were issued as compensation for agreeing to accept the position.

      Systems and Business Development. Systems and business development expenses for the year ended December 31, 1998 totaled $11.1 million, or 31.6% of revenues. Systems and business development expenses are comprised primarily of compensation to our information technology and product development staff and payments to outside contractors, data communications and other expenses associated with operating our Web site and, to a lesser extent, depreciation on computer hardware and licensing fees for computer software.

Other Income, Net

      Other income, net for the year ended December 31, 1998 totaled approximately $548,000, reflecting approximately $633,000 of interest income earned by us on our cash balances, net of interest expense for the period.

Liquidity and Capital Resources

      As of December 31, 2000, we had approximately $101.5 million in cash, cash equivalents, restricted cash and short-term investments. However, as of December 31, 2000, after giving effect to the investment by Hutchison Whampoa Limited and Cheung Kong (Holdings) Limited described above, on a pro forma basis, we had approximately $146.5 million in cash, cash equivalents, restricted cash and short-term investments. Approximately $13.6 million is restricted cash collateralizing certain letters of credit issued in favor of certain suppliers and landlords. We generally invest excess cash, cash equivalents and short-term investments predominantly in debt instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes. Please see the unaudited pro forma balance sheet that appears at the end of this Management's Discussion and Analysis of Financial Condition and Results of Operation.

      Net cash used by operating activities was $19.7 million for the twelve months ended December 31, 2000. Net cash used by operating activities during 2000 was primarily attributable to net loss from operations. Net cash used in operating activities was $63.0 million for the twelve months ended December 31, 1999. Net cash used in operating activities during 1999 was primarily attributable to net losses from operations.

      Net cash used in investing activities was $41.7 million and $77.0 million for the twelve months ended December 31, 2000 and 1999, respectively. Net cash used in investing activities was primarily related to purchases of property and equipment and, in the first half of 2000, to purchase convertible notes and warrants in certain licensees and to purchase certain equity investments, described more fully below.

      In February 2000, we made an equity investment of $5.0 million in Last Minute.com, a U.K. based e-commerce company, and in December 1999, we made an investment of $2.0 million in Lending Tree. In the fourth quarter 2000, we incurred a $2.6 million loss on the sale of our holdings in LastMinute.com and Lending Tree. We sold the substantial majority of our holdings in these two companies during the fourth quarter 2000 and we intend to sell the remaining holdings in the first quarter of 2001.

      In February 2000, we purchased a $3.6 million convertible secured note in an affiliate of Alliance Capital Partners, pursuant to our agreement with Alliance in connection with our financial services product.

      During the second quarter, we purchased convertible notes in the amounts of $11.1 million and $6.7 million in Hutchison-Priceline Limited and Myprice Pty. Ltd., respectively, pursuant to our agreements to develop our products in certain Asian and Australian markets. In addition, we purchased a warrant in the amount of $3.2 million from priceline.com europe Ltd. pursuant to our agreements to develop our products in Europe. During the third quarter 2000, we purchased a convertible note in priceline.com Auto Insurance Agency, Inc. in the amount of $7.5 million. In the fourth quarter 2000, the launch of Myprice was indefinitely postponed and we recorded a charge related to the write-down to the estimated net realizable value of our loan to Myprice and, in January 2001, we decided not to move forward with priceline.com Auto Insurance Agency, Inc. and our $7.5 million was returned and the convertible note cancelled.

      We have certain commitments for capital expenditures as part of our ongoing business cycle. None of these commitments are material to our financial position either individually or in the aggregate. Capital expenditures for 2001 are expected to be approximately $20 million and will be primarily focused on computer equipment, software and internally developed software.

      Net cash provided by financing activities was $14.0 million for the twelve months ended December 31, 2000, primarily as a result of cash inflow related to the exercise of employee stock options. Net cash provided by financing activities was $210.8 million for the twelve months ended December 31, 1999, primarily as a result of proceeds from our initial public offering and secondary offering. As discussed above, in February 2001, we received approximately $50.0 million from the sale of 23.8 million shares of common stock at a price of $2.10 per share.

      In the fourth quarter 2000, we received approximately $3.3 million in cash from the repayment of a loan made to our Chairman in 1999.

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

Recent Accounting Pronouncements

      In July 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB No. 133". The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The rule now will apply to fiscal quarters of fiscal years beginning after June 15, 2000. In June 1998, SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued. The statement will require the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the derivative's change in fair value will be immediately recognized in earnings. We believe the adoption of this statement will not have a material impact on our results of operations, financial position or cash flows.

      In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140, which replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No.
125). It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of SFAS No. 125 without reconsideration. The remaining provisions of SFAS No. 140 are effective for transactions occurring after March 15, 2001. We believe that the adoption of the remaining provisions will not have a material effect on our financial condition or results of operations.

                        Unaudited Pro Forma Balance Sheet

      The Unaudited Pro Forma Balance Sheet at December 31, 2000 presents our financial position assuming that (a) the exchange of Series A Convertible Redeemable PIK Preferred Stock for Series B Redeemable Preferred Stock and (b) the issuance of approximately 23.8 million shares of our common stock at $2.10 per share, each of which are described in more detail in Recent Developments, had each occurred on December 31, 2000.

                                                                          Actual                            Pro-forma
                                                                       December 31,        Pro-forma       December 31,
ASSETS                                                                     2000           Adjustments         2000
                                                                      (in thousands)     (in thousands)   (in thousands)
CURRENT ASSETS:
      Cash and cash equivalents                                        $    77,024       $    50,000(a)    $   127,024
      Restricted cash                                                       13,568                --            13,568
      Short-term investments                                                10,952                --            10,952
      Accounts receivable, net of allowance for doubtful accounts of
           $2,372 and $1,961 at December 31, 2000                           13,889                --            13,889
      Prepaid expenses and other current assets                             15,790                --            15,790
                                                                       -----------       -----------       -----------
           Total current assets                                            131,223            50,000           181,223
PROPERTY AND EQUIPMENT, net                                                 37,083                --            37,083
RELATED PARTY RECEIVABLE                                                     3,503                --             3,503
WARRANTS TO PURCHASE COMMON STOCK OF LICENSEES                               3,250                --             3,250
OTHER ASSETS                                                                20,019                --            20,019
                                                                       -----------       -----------       -----------
      TOTAL ASSETS                                                     $   195,078       $    50,000       $   245,078
                                                                       ===========       ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable                                                 $    40,691       $        --       $    40,691
      Accrued expenses                                                      33,172                              33,172
      Other current liabilities                                              5,434                --             5,434
                                                                       -----------       -----------       -----------
           Total current liabilities                                        79,297                --            79,297
      Accrued expenses                                                       5,108                               5,108
                                                                       -----------       -----------       -----------
           Total liabilities                                                84,405                --            84,405

MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK                         359,580           (359,580)(b)           --
MANDATORILY REDEEMABLE PREFERRED STOCK                                          --            80,000(c)         80,000

STOCKHOLDERS' EQUITY/(DEFICIENCY)
      Common stock                                                           1,454               190(d)          1,644
      Treasury stock                                                      (326,633)               --          (326,633)
      Additional paid-in capital                                         1,618,956           329,390(e)      1,948,346
      Deferred compensation                                                (13,053)               --           (13,053)
      Accumulated other comprehensive loss                                  (1,156)               --            (1,156)
      Accumulated deficit                                               (1,528,475)               --        (1,528,475)
                                                                       -----------       -----------       -----------
           Total stockholders' equity/(deficiency)                        (248,907)          329,580            80,673
                                                                       -----------       -----------       -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $   195,078       $    50,000       $   245,078
                                                                       ===========       ===========       ===========

(a)   Excludes the payment of transaction fees of approximately $.6 million.
(b) Gives effect to the exchange of 6 million shares of Series A Redeemable Convertible PIK Preferred Stock, liquidation preference $59.93 per share.
(c) Gives effect to the issuance of 80,000 shares of Series B Redeemable Preferred Stock, liquidation preference $1,000.00 per share.
(d) Gives effect to sale of 23.8 million shares of priceline.com common stock, par value $0.008 per share, to Hutchison Whampoa Limited and Cheung Kong (Holdings) Limited at $2.10 per share.
(e)   Gives effect to the net impact of transactions described in (b), (c), and
      (d) above.

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

Item 8. Financial Statements and Supplementary Data

      The following financial statements of priceline.com and the independent auditors' report are filed as part of this Annual Report on Form 10-K (See Item
14):

      Balance Sheets as of December 31, 2000 and December 31, 1999; Statements of Operations, Changes in Stockholders' Equity and Cash Flows for the years ended December 31, 2000, December 31, 1999 and December 31, 1998; Notes to Financial Statements and Independent Auditors' Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      Information regarding the Company's directors and executive officers and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, required by Part III, Item 10, will be included in our Proxy Statement relating to our annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2000.

Item 11. Executive Compensation

      Information required by Part III, Item 11, will be included in our Proxy Statement relating to our annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      Information required by Part III, Item 12, will be included in our Proxy Statement relating to our annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2000.

Item 13. Certain Relationships and Related Transactions

      Information regarding certain of our relationships and related transactions will be included in our Proxy Statement relating to our annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2000.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)   List of Documents Filed as a Part of this Annual Report on Form
            10-K:

      The following financial statements of priceline.com and the independent auditors' report are filed as part of this Annual Report on Form 10-K.

      Balance Sheets as of December 31, 2000 and December 31, 1999; and the related Statements of Operations, Changes in Stockholders' Equity and Cash Flows for the years ended December 31, 2000, December 31, 1999, and December 31, 1998; Notes to Financial Statements; and Independent Auditors' Report.

      (b)   Reports on Form 8-K:

      During the fourth quarter 2000, priceline.com filed Current Reports on Form 8-K, dated November 6, 2000, November 22, 2000, December 8, 2000, December 19, 2000 and December 29, 2000.

      (c)   Exhibits

      The exhibits listed below are filed as a part of this Annual Report on Form 10-K.

                                  EXHIBIT INDEX

  Exhibit Number              Description
  --------------              -----------

      2.1(a)            Agreement of Merger, dated as of July 31, 1998, between
                        priceline.com LLC and the Registrant.
      3.1(a)            Form of Amended and Restated Certificate of
                        Incorporation of the Registrant.
      3.2(a)            Form of By-Laws of the Registrant.
      4.1               Reference is hereby made to Exhibits 3.1 and 3.2.
      4.2(a)            Specimen Certificate for Registrant's Common Stock.
      4.3(a)            Amended and Restated Registration Rights Agreement,
                        dated as of December 8, 1998, among the Registrant and
                        certain stockholders of the Registrant.
      10.1.1(a)         1997 Omnibus Plan of the Registrant.
      10.1.2(a)         1999 Omnibus Plan of the Registrant.
      10.2(a)           Stock Purchase Agreement, dated July 31, 1998, among the
                        Registrant and the investors named therein, as amended.
      10.3(a)           Stock Purchase Agreement, dated as of December 8, 1998,
                        among the Registrant and the investors named therein, as
                        amended.
      10.4              Reference is hereby made to Exhibit 4.3.
      10.5(a)           Purchase and Intercompany Services Agreement, dated
                        April 6, 1998, among the Registrant, Walker Asset
                        Management Limited Partnership, Walker Digital
                        Corporation and Priceline Travel, Inc.
      10.6.1(a)         Employment Agreement, dated as of January 1, 1998,
                        between Jay S. Walker, Walker Digital Corporation, the
                        Registrant and Jesse M. Fink.
      10.6.2(a)         Amendment No. 1 to Employment Agreement, dated November
                        16, 1998 between the Registrant and Jesse M. Fink.
      10.7.1(a)         Employment Agreement, dated as of July 23, 1998, between
                        the Registrant and Timothy G. Brier.
      10.7.2(a)         Amendment No. 1 to Employment Agreement, dated November
                        16, 1998, between the Registrant and Timothy G. Brier.
      10.8(a)           Amended and Restated Employment Agreement, dated as of
                        August 15, 1998, by and between the Registrant and Richard S. Braddock.
      10.9(a)           Airline Participation Agreement, dated April 1998, by
                        and among the Registrant, Priceline Travel, Inc. and Trans World Airlines, Inc.

      10.10(a)+         Airline Participation Agreement, dated October 2, 1998,
                        by and among the Registrant, Priceline Travel, Inc. and
                        Northwest Airlines, Inc.
      10.11.1(a)+       General Agreement, dated August 31, 1998, by and among
                        the Registrant, Priceline Travel, Inc. and Delta Air
                        Lines, Inc.
      10.11.2(a)+       Airline Participation Agreement, dated August 31, 1998,
                        by and among the Registrant, Priceline Travel, Inc. and
                        Delta Air Lines, Inc.
      10.11.3(a)+       Amendment to the Airline Participation Agreement and the
                        General Agreement, dated December 31, 1998, between and
                        among the Registrant, Priceline Travel, Inc. and Delta
                        Air Lines, Inc.
      10.11.4(c)        Letter Agreement, dated July 16, 1999, between the
                        Registrant and Delta Air Lines, Inc.
      10.11.5(e)        Master Agreement, dated November 17, 1999, between the
                        Registrant and Delta Air Lines, Inc.
      10.11.6(e)        Amendment to the Airline Participation Agreement and the
                        General Agreement, dated November 17, 1999, by and among
                        the Registrant, Priceline Travel, Inc. and Delta Air
                        Lines, Inc.
      10.11.7+          Participation Warrant Agreement, dated as of November
                        17, 1999, between the Registrant and Delta Air Lines,
                        Inc.
      10.12(a)+         Airline Participation Agreement, dated December 31,
                        1998, by and among the Registrant, Priceline Travel,
                        Inc. and America West Airlines.
      10.13(a)+         Internet Marketing and Licensing Agreement, as of August
                        1, 1998, between the Registrant and LendingTree, Inc.
      10.14(a)          Systems Access Agreement, dated as of August 4, 1997,
                        between the Registrant and WORLDPAN, L.P.
      10.15(a)          Master Agreement for Outsourcing Call Center Support,
                        dated as of April 6, 1998, between the Registrant and
                        CALLTECH Communications, Incorporated.
      10.16(a)          Form of Participation Warrant Agreement.
      10.17.1(a)+       Participation Warrant Agreement, dated as of December
                        31, 1998.
      10.17.2(a)+       Amendment No. 1, dated as of February 4, 1999, to
                        Warrant Participation Agreement, dated as of December
                        31, 1999.
      10.17.3(a)+       Amendment No. 2, dated as of March 3, 1999, to
                        Participation Warrant Agreement, dated as of December
                        31, 1998, as previously amended to Amendment No. 1 to
                        Warrant Participation Agreement, dated as of February 4,
                        1999.
      10.18(c)          Employment Agreement, dated as of June 14, 1999, between
                        the Registrant and Daniel H. Schulman.
      10.19.1(c)        Airline Participation Agreement, dated July 16, 1999,
                        between the Registrant and Continental Airlines, Inc.
      10.19.2(c)        Participation Warrant Agreement, dated July 16, 1999,
                        between the Registrant and Continental Airlines, Inc.
      10.19.3(e)        First Amendment to Participation Warrant Agreement,
                        dated as of November 17, 1999, by and between the
                        Registrant and Continental Airlines, Inc.
      10.19.4+          Participation Warrant Agreement, dated November 17,
                        1999, between the Registrant and Continental Airlines,
                        Inc.
      10.20(d)          License Agreement, dated July 20, 1999 between Walker
                        Digital Corporation and the Registrant.
      10.21(e)          Sublease, dated October 1999, between Oxford Health
                        Plans, Inc., as Sub-Landlord, and the Registrant, as
                        Sub-Tenant, and Agreement of Lease, dated June 16, 1993,
                        as amended, between Prudential Insurance Company of
                        America, as Landlord, and Oxford Health Plans, Inc., as
                        Tenant.
      10.22.1(e)        Securityholders' Agreement, dated as of October 26,
                        1999, among the Registrant, Priceline WebHouse Club,
                        Inc., Walker Digital, LLC and the Investors signatory thereto.
      10.22.2+          Intellectual Property License Agreement, dated as of
                        October 26, 1999, between the Registrant and Priceline
                        WebHouse Club, Inc.
      10.22.3+          Marketing and Technical Services Agreement, dated as of
                        October 26, 1999, between the Registrant and Priceline
                        WebHouse Club, Inc.
      10.22.4+          Warrant Agreement, dated as of October 26, 1999, between
                        the Registrant and Priceline WebHouse Club, Inc.
      10.22.5+          Services Agreement, dated as of October 26, 1999,
                        between the Registrant and Priceline WebHouse Club, Inc.
      10.23.1+          Airline Participation Agreement, dated as of November
                        15, 1999, by and between the Registrant and United Air
                        Lines, Inc.
      10.23.2+          Participation Warrant Agreement, dated as of November
                        15, 1999, by and between the Registrant and United Air
                        Lines, Inc.
      10.24.1+          Airline Participation Agreement, dated as of November
                        17, 1999, by and between the Registrant and US Airways, Inc.
      10.24.2+          Participation Warrant Agreement, dated as of November
                        17, 1999, by and between the Registrant and US Airways, Inc.
      10.25.1+          Airline Participation Agreement, dated as of November
                        17, 1999, by and between the Registrant and American
                        Airlines, Inc.
      10.25.2+          Participation Warrant Agreement, dated as of November
                        17, 1999, by and between the Registrant and American

                        Airlines, Inc.
      10.26+            Participation Warrant Agreement, dated as of November
                        17, 1999, by and between the Registrant and Trans World
                        Airlines, Inc.
      10.27+            Participation Warrant Agreement, dated as of November
                        17, 1999, by and between the Registrant and Northwest
                        Airlines, Inc.
      10.28+            Participation Warrant Agreement, dated as of November
                        17, 1999, by and between the Registrant and America West
                        Airlines
      10.29(e)          Continuing Employment Agreement, dated as of December
                        16, 1999, between the Registrant and Melissa M. Taub.
      10.30(f)          Employment Agreement, dated December 3, 1999, between
                        the Registrant and Michael McCadden.
      10.31(f)          Employment Agreement, dated December 30, 1999 between
                        the Registrant and Jeffery H. Boyd.
      10.32(f)          Employment Agreement, dated February 18, 2000, between
                        the Registrant and Heidi G. Miller.
      10.33(f)          Promissory Note, dated February 10, 2000 between Jeffery
                        H. Boyd and the Registrant.
      10.34(f)          Amendment to Promissory Note, dated March 28, 2000,
                        between Jeffery H. Boyd and the Registrant.
      10.35(f)          Promissory Note, dated March 7, 2000, between Heidi G.
                        Miller and the Registrant.
      10.36(f)          Stock Option Agreement, dated February 18, 2000, by and
                        between the Registrant and Heidi G. Miller.
      10.37(f)          Amendment to Promissory Note, dated March 28, 2000,
                        between Daniel H. Schulman and the Registrant.
      10.38(f)          Amendment Number One to the Priceline.com Incorporated
                        1999 Omnibus Plan.
      10.39(f)+         Formation and Funding Agreement, dated as of March 17,
                        2000, by and between the Registrant and Alliance
                        Partners, LP.
      10.40(g)          Certificate of Designation, Preferences and Rights of
                        Series A Convertible Redeemable PIK Preferred Stock of
                        priceline.com Incorporated.
      10.41(g)          priceline.com Incorporated 1999 Omnibus Plan, as
                        amended.
      10.42(g)          Amended and Restated Promissory Note, dated May 18,
                        2000, between priceline.com Incorporated and Daniel H.
                        Schulman.
      10.43(g)          Amendment to Employment Agreement, dated June 12, 2000,
                        between priceline.com Incorporated and Richard Braddock
      10.44(g)          Lease, dated as of May 1, 2000, between the parties
                        listed therein, as Landlord and priceline.com
                        Incorporated, as Tenant.
      10.45(g)          Convertible Note, dated June 27, 2000, between
                        Hutchison-Priceline Limited, as obligor, and PCLN Asia,
                        Inc., as holder.
      10.46(h)          Amended and Restated Promissory Note, dated August 21,
                        2000, between priceline.com Incorporated and Heidi
                        Miller.
      10.47(h)          Amendment Employment Agreement, dated August 21, 2000,
                        between priceline.com Incorporated and Heidi Miller.
      10.48(h)          Second Amended and Restate Promissory Note, dated August
                        21, 2000, between priceline.com Incorporated and Jeffery
                        H. Boyd.
      10.49(h)          Amendment to Offer Letter, dated August 21, 2000,
                        between priceline.com Incorporated and Jeffery H. Boyd.
      10.50(h)          Second Amended and Restated Promissory Note, dated
                        August 21, 2000, between priceline.com Incorporated and
                        Daniel H. Schulman.
      10.51(h)          Amendment to Employment Agreement, dated August 21,
                        2000, between priceline.com Incorporated and Daniel H.
                        Schulman.
      10.52(i)          Certificate of Designation, Preferences and Rights of
                        Series B Redeemable Preferred Stock of priceline.com
                        Incorporated.
      10.53(i)          Warrant Agreement, dated February 6, 2001, by and
                        between priceline.com Incorporated and Delta Air Lines,
                        Inc.
      10.54(i)          Stockholder Agreement, dated February 6, 2001, between
                        priceline.com Incorporated and Delta Air Lines, Inc.
      10.55(j)          Priceline.com 2000 Employee Stock Option Plan.
      10.56(j)          Agreement, dated November 20, 2000, between
                        priceline.com Incorporated and Robert Mylod.
      10.57(k)          Stock Purchase Agreement, dated as of February 15, 2001,
                        among priceline.com Incorporated, Prime Pro Group
                        Limited and Forthcoming Era Limited.
      10.58(k)          Registration Rights Agreement, dated as of February 15,
                        2001, among priceline.com Incorporated, Prime Pro Group
                        Limited and Forthcoming Era Limited.

--------------------

      10.59 Amended and Restated Employment Agreement, dated December 20, 2000, by and between priceline.com Incorporated and Daniel H. Schulman.
      10.60 Promissory Note, Dated July 2, 1999, by and between priceline.com Incorporated and Daniel H. Schulman.
      10.61 Amended and Restated Employment Agreement, dated November 20, 2000, by and between priceline.com Incorporated and Jeffery H. Boyd.
      10.62 Employment Agreement, dated November 20, 2000, by and between priceline.com Incorporated and Robert Mylod.
      10.63 Employment Agreement, dated November 20, 2000, by and between priceline.com Incorporated and Michael McCadden.
      10.64 Employment Agreement, dated December 20, 2000, by and between priceline.com Incorporated and Ronald Rose.
      10.65 Amended Participation Warrant Agreement, dated November 2, 2000, by and between priceline.com Incorporated and Delta Air Lines, Inc.
     23.1              Consent of Deloitte & Touche LLP.

----------
(a) Previously filed as an exhibit to the Form S-1 (Registration No. 333-69657) filed in connection with priceline.com's initial public offering and incorporated herein by reference.
(b) Previously filed as an exhibit to the Form 10-Q filed on May 17, 1999 and incorporated herein by reference.
(c) Previously filed as an exhibit to the Form S-1 (Registration No. 333-83513) filed in connection with priceline.com's secondary public offering and incorporated herein by reference.
(d) Previously filed as an exhibit to the Form 10-Q for the quarterly period ended September 30, 1999.
(e) Previously filed as an exhibit to the Form 10-K for the year ended December 31, 1999.
(f) Previously filed as an exhibit to the Form 10-Q for the quarterly period ended March 31, 2000.
(g) Previously filed as an exhibit to the Form 10-Q for the quarterly period ended June 30, 2000.
(h) Previously filed as an exhibit to the Form 10-Q for the quarterly period ended September 30, 2000.
(i)   Previously filed as an exhibit to the Form 8-K filed on February 8, 2001.
(j)   Previously filed as an exhibit to the Form S-8 filed on February 14, 2001.
(k)   Previously filed as an exhibit to the Form 8-K filed on February 20, 2001.
+ Certain portions of this document have been omitted pursuant to a confidential treatment request.

                                   Signatures

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PRICELINE.COM INCORPORATED


                                        By: /s/ Daniel H. Schulman
                                            ------------------------------------

                                            Name: Daniel H. Schulman
                                            Title: Chief Executive Officer
                                            Date: March 28, 2001

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Signature                             Title                          Date
  ---------                             -----                          ----


  /s/ Richard S. Braddock    Chairman                             March 28, 2001
-------------------------
  Richard S. Braddock


  /s/ Daniel H. Schulman     President, Chief Executive           March 28, 2001
-------------------------    Officer and Director (Principal
  Daniel H. Schulman         Executive Officer)


  /s/ Thomas P. D'Angelo     Senior Vice President, Finance       March 28, 2001
-------------------------    and Controller
  Thomas P. D'Angelo         (Principal Accounting Officer)


  /s/ Robert Mylod           Chief Financial Officer              March 28, 2001
-------------------------
  Robert Mylod


  /s/ Paul A. Allaire        Director                             March 28, 2001
-------------------------
  Paul A. Allaire


  /s/ Ralph M. Bahna         Director                             March 28, 2001
-------------------------
  Ralph M. Bahna


  /s/ Paul J. Blackney       Director                             March 28, 2001
-------------------------
  Paul J. Blackney


  /s/ William E. Ford        Director                             March 28, 2001
-------------------------
  William E. Ford

  Signature                             Title                          Date
  ---------                             -----                          ----


  /s/ Marshall Loeb          Director                             March 28, 2001
-------------------------
  Marshall Loeb


  /s/ N. J. Nicholas, Jr.    Director                             March 28, 2001
-------------------------
  N. J. Nicholas, Jr.


  /s/ Nancy B. Peretsman     Director                             March 28, 2001
-------------------------
  Nancy B. Peretsman


  /s/ Ian F. Wade            Director                             March 28, 2001
-------------------------
  Ian F. Wade

                           PRICELINE.COM INCORPORATED
                          INDEX TO FINANCIAL STATEMENTS
                                                                        Page No.
                                                                        --------

Independent Auditor's Report.                                              52

Balance Sheets for the years ended December 31, 2000 and                   53
December 31, 1999

Statements of Operations for the years ended December 31, 2000,            54
December 31, 1999 and December 31, 1998

Statements of Changes in Stockholders' Equity for the years ended          55
December 31, 2000, December 31, 1999 and December 31, 1998

Statements of Cash Flows for the years ended December 31,2000,             56
December 31, 1999 and December 31, 1998

Notes to Financial Statements                                              57

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of priceline.com Incorporated

      We have audited the accompanying balance sheets of priceline.com Incorporated (the "Company") as of December 31, 2000 and 1999, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Stamford, Connecticut
February 15, 2001
                           priceline.com Incorporated
                                 BALANCE SHEETS
                                 (In thousands)

                                                                                 December 31,
                                                                       -----------------------------
                                                                          2000              1999
                                                                       -----------       -----------
ASSETS
Current assets:
  Cash and cash equivalents .......................................    $    77,024       $   124,383
  Restricted cash .................................................         13,568             8,789
  Short-term investments ..........................................         10,952            38,771
  Accounts receivable, net of allowance for doubtful accounts of
    $2,372 and $1,961 at December 31, 2000 and 1999, respectively .         13,889            21,289
  Prepaid expenses and other current assets .......................         15,790            18,507
                                                                       -----------       -----------

    Total current assets ..........................................        131,223           211,739
Property and equipment, net .......................................         37,083            28,006
Related party receivable ..........................................          3,503             8,838
Warrants to purchase common stock of licensees ....................          3,250           189,000
Other assets ......................................................         20,019             4,303
                                                                       -----------       -----------
    Total assets ..................................................    $   195,078       $   441,886
                                                                       ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ................................................    $    40,691       $    24,302
  Accrued expenses ................................................         33,172            13,695
  Other current liabilities .......................................          5,434             1,253
                                                                       -----------       -----------
    Total current liabilities .....................................         79,297            39,250
 Accrued expenses .................................................          5,108
                                                                       -----------       -----------
    Total liabilities .............................................         84,405            39,250

MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK ................        359,580                --

Stockholders' equity:
Common stock, $0.008 par value, authorized 1,000,000,000 shares,
  181,798,204 and 163,866,912 issued, respectively ................          1,454             1,311
Treasury stock, 5,450,236 shares ..................................       (326,633)               --
Additional paid-in capital ........................................      1,618,956         1,581,708
Deferred compensation .............................................        (13,053)               --
Accumulated other comprehensive loss ..............................         (1,156)               --
Accumulated deficit ...............................................     (1,528,475)       (1,180,383)
                                                                       -----------       -----------
Total stockholders' equity ........................................       (248,907)          402,636
                                                                       -----------       -----------

    Total liabilities and stockholders' equity ....................    $   195,078       $   441,886
                                                                       ===========       ===========

See notes to financial statements.

                           priceline.com Incorporated
                            STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                              Years Ended December 31,
                                                                  ---------------------------------------------
                                                                      2000              1999            1998
                                                                  -----------       -----------       ---------
Travel revenues ............................................      $ 1,217,160       $   480,979       $  35,224
Other revenues .............................................           18,236             1,431              13
                                                                  -----------       -----------       ---------
  Total Revenues ...........................................        1,235,396           482,410          35,237

Cost of travel revenues ....................................        1,038,783           423,056          33,496
Cost of other revenues .....................................            2,921                --              --
Supplier warrant costs .....................................            1,523             1,523           3,029
                                                                  -----------       -----------       ---------
  Total costs of revenues ..................................        1,043,227           424,579          36,525
                                                                  -----------       -----------       ---------

Gross profit (loss) ........................................          192,169            57,831          (1,288)
                                                                  -----------       -----------       ---------

Operating expenses:
  Sales and marketing ......................................          148,133            79,577          24,388
  General and administrative (including $8,788 and $1,812 of
    option payroll taxes in 2000 and 1999) .................           62,693            27,609          18,004
  Systems and business development .........................           39,192            14,023          11,132
  Special charge ...........................................           34,824                --              --
  Restructuring charge .....................................           32,006                --              --
  Warrant costs, net .......................................            8,595           998,832          57,979
  Write-off of WebHouse warrant ............................          189,000                --              --
                                                                  -----------       -----------       ---------
   Total operating expenses ................................          514,443         1,120,041         111,503
                                                                  -----------       -----------       ---------

Operating loss .............................................         (322,274)       (1,062,210)       (112,791)
Other income (expense):
      Loss on sale of equity investment ....................           (2,558)               --              --
      Interest income ......................................            9,687             7,501             548
      Other expense ........................................               --              (381)             --
                                                                  -----------       -----------       ---------
       Total other income (expense) ........................            7,129             7,120             548
                                                                  -----------       -----------       ---------

Net loss ...................................................         (315,145)       (1,055,090)       (112,243)
Preferred stock dividend ...................................          (14,382)               --              --
Accretion on preferred stock ...............................               --            (8,354)         (2,183)
                                                                  -----------       -----------       ---------
Net loss applicable to common stockholders .................      $  (329,527)      $(1,063,444)      $(114,426)
                                                                  ===========       ===========       =========

Net loss applicable to common stockholders per
  basic and diluted common share ...........................      $     (1.97)      $     (7.90)      $   (1.41)
                                                                  ===========       ===========       =========

Weighted average number of basic and diluted
  common shares outstanding ................................          166,952           134,622          81,231
                                                                  ===========       ===========       =========

See notes to financial statements.

                           priceline.com Incorporated
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (In thousands)

                                                          Preferred Stock              Common Stock           Additional
                                                    ------------------------------------------------------      Paid-in
                                                       Shares         Amount         Shares        Amount       Capital
                                                    ---------------------------------------------------------------------
Balance, January 1, 1998 ........................            --    $        --         51,670   $       413   $       843
Issuance of common stock and
  common stock subscriptions ....................                                      41,555           333        32,663
Issuance of Series A convertible
  preferred stock ...............................        17,289            173                                     19,827
Issuance of Series B convertible
  preferred stock ...............................        13,837            138                                     54,276
Accretion on preferred stock ....................                                                                   2,183
Issuance of options to purchase
  common stock ..................................                                                                     245
Issuance of warrants to purchase
  common stock ..................................                                                                  61,121
Net loss ........................................
                                                    ---------------------------------------------------------------------

Balance, December 31, 1998 ......................        31,126    $       311         93,225   $       746   $   171,158
Conversion of Series A convertible
  preferred stock ...............................       (17,289)          (173)        21,611           173
Conversion of Series B convertible
  preferred stock ...............................       (13,837)          (138)        17,297           138
Accretion on preferred stock ....................                                                                   8,354
Issuance of common stock ........................                                      11,000            88       208,329
Exercise of options and warrants ................                                      20,734           166         3,233
Issuance of warrants to purchase common stock ...                                                               1,190,634
Net loss ........................................
                                                    ---------------------------------------------------------------------

Balance, December 31, 1999 ......................            --    $        --        163,867   $     1,311   $ 1,581,708

Net loss applicable to common shareholders ......
Unrealized loss on investments ..................

    Total comprehensive loss ....................

Exchange of common stock for Series A mandatorily
  redeemable Preferred Stock ....................
Issuance of common stock under deferred
  compensation plans ............................                                       7,450            60        14,705
Amortization of deferred compensation ...........
Exercise of options and warrants ................                                      10,481            83        13,948
Warrants to purchase common stock ...............                                                                   8,595
Common stock dividends on series A
 mandatorily redeemable preferred stock .........
                                                    ---------------------------------------------------------------------

Balance, December 31, 2000 ......................            --             --        181,798         1,454   $ 1,618,956
                                                    ===========    ===========    ===========   ===========   ===========

                                                                   Accumulated
                                                                      Other              Treasury Stock
                                                     Accumulated   Comprehensive   --------------------------
                                                       Deficit        Loss            Shares         Amount
                                                    ----------------------------------------------------------
Balance, January 1, 1998 ........................   $      (2,513)  $        --             --      $      --
Issuance of common stock and
  common stock subscriptions ....................
Issuance of Series A convertible
  preferred stock ...............................
Issuance of Series B convertible
  preferred stock ...............................
Accretion on preferred stock ....................          (2,183)
Issuance of options to purchase
  common stock ..................................
Issuance of warrants to purchase
  common stock ..................................
Issuance of warrants to purchase common stock ...
Net loss ........................................        (112,243)
                                                    ----------------------------------------------------------

Balance, December 31, 1998 ......................   $     (116,939) $        --             --      $      --
Conversion of Series A convertible
  preferred stock ...............................
Conversion of Series B convertible
  preferred stock ...............................
Accretion on preferred stock ....................          (8,354)
Issuance of common stock ........................
Exercise of options and warrants ................
Issuance of warrants to purchase common stock ...
Net loss ........................................      (1,055,090)
                                                    ----------------------------------------------------------

Balance, December 31, 1999 ......................   $  (1,180,383)  $        --             --      $      --

Net loss applicable to common shareholders ......        (329,527)
Unrealized loss on investments ..................                        (1,156)

    Total comprehensive loss ....................

Exchange of common stock for Series A mandatorily
  redeemable Preferred Stock ....................                                       (6,000)      (359,580)
Issuance of common stock under deferred
  compensation plans ............................
Amortization of deferred compensation ...........
Exercise of options and warrants ................
Warrants to purchase common stock ...............
Common stock dividends on series A
 mandatorily redeemable preferred stock .........         (18,565)                         550         32,947
                                                    ----------------------------------------------------------

Balance, December 31, 2000 ......................   $  (1,528,475)  $    (1,156)        (5,450)      (326,633)
                                                    =============   ===========    ===========    ===========


                                                     Deferred
                                                    Compensation       Total
                                                    ---------------------------
Balance, January 1, 1998 ........................   $        --     $    (1,257)
Issuance of common stock and
  common stock subscriptions ....................                        32,996
Issuance of Series A convertible
  preferred stock ...............................                        20,000
Issuance of Series B convertible
  preferred stock ...............................                        54,414
Accretion on preferred stock ....................
Issuance of options to purchase
  common stock ..................................                           245
Issuance of warrants to purchase
  common stock ..................................                        61,121
Net loss ........................................                      (112,243)
                                                    ---------------------------

Balance, December 31, 1998 ......................   $        --      $    55,276
Conversion of Series A convertible
  preferred stock ...............................                             --
Conversion of Series B convertible
  preferred stock ...............................                             --
Accretion on preferred stock ....................                             --
Issuance of common stock ........................                       208,417
Exercise of options and warrants ................                         3,399
Issuance of warrants to purchase common stock ...                     1,190,634
Net loss ........................................                    (1,055,090)
                                                    ---------------------------

Balance, December 31, 1999 ......................   $        --     $   402,636

Net loss applicable to common shareholders ......                      (329,527)
Unrealized loss on investments ..................                        (1,156)
                                                                    -----------
    Total comprehensive loss ....................                      (330,683)

Exchange of common stock for Series A mandatorily
  redeemable Preferred Stock ....................                      (359,580)
Issuance of common stock under deferred
  compensation plans ............................       (14,765)             --
Amortization of deferred compensation ...........         1,712           1,712
Exercise of options and warrants ................                        14,031
Warrants to purchase common stock ...............                         8,595
Common stock dividends on series A
 mandatorily redeemable preferred stock .........                        14,382
                                                    ---------------------------

Balance, December 31, 2000 ......................   $   (13,053)       (248,907)
                                                    ===========     ===========

See notes to financial statements.

                           priceline.com Incorporated
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                   Year ended      Year ended      Year ended
                                                                   December 31,    December 31,    December 31,
                                                                   --------------------------------------------
                                                                      2000             1999            1998
                                                                   --------------------------------------------
OPERATING ACTIVITIES:
Net loss ....................................................      $(315,145)      $(1,055,090)      $(112,243)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization .............................         17,385             5,348           1,860
  Provision for uncollectible accounts ......................          7,354             3,127             581
  Warrant costs .............................................          8,595         1,189,111          67,866
  Webhouse warrant ..........................................        189,000          (189,000)             --
  Net loss on disposal of fixed assets ......................         12,398                --              --
  Net loss on sale of equity investments ....................          2,558                --              --
  Asset impairment ..........................................          4,886                --              --
   Compensation expense arising from deferred stock awards ..          1,711                --              --
  Changes in assets and liabilities:
    Accounts receivable .....................................          7,401           (29,617)         (4,757)
    Prepaid expenses and other current assets ...............          1,194           (12,043)         (1,922)
    Related party receivables ...............................         (3,484)               --              --
    Accounts payable and accrued expenses ...................         45,155            28,470           8,300
    Other ...................................................          1,276            (3,331)            112
                                                                   -------------------------------------------
  Net cash used in operating activities .....................        (19,716)          (63,025)        (40,203)
                                                                   -------------------------------------------

INVESTING ACTIVITIES:
  Additions to property and equipment .......................        (37,320)          (27,416)         (6,607)
  Purchase of convertible notes and warrants of licencees ...        (25,676)           (2,000)
  Proceeds from sales/maturities of investments .............         31,101                --              --
  Funding of restricted cash and bank certificate of deposits         (4,779)           (8,789)           (680)
  Investment in marketable securities .......................         (5,000)          (38,771)
                                                                   -------------------------------------------
  Net cash used in investing activities .....................        (41,674)          (76,976)         (7,287)
                                                                   -------------------------------------------

FINANCING ACTIVITIES:
  Related party payable .....................................             --                --          (1,072)
  Issuance of long-term debt ................................             --                --           1,000
  Payment of long-term debt .................................             --            (1,000)
  Principal payments under capital lease obligations ........             --               (25)            (22)
  Issuance of common stock and subscription units ...........         14,031           211,816          26,495
  Payment received on stockholder note ......................             --                --             250
  Issuance of Series A convertible preferred stock ..........             --                --          20,000
  Issuance of Series B convertible preferred stock ..........             --                --          54,415
                                                                   -------------------------------------------
  Net cash provided by financing activities .................         14,031           210,791         101,066
                                                                   -------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS ...................        (47,359)           70,790          53,576
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..............        124,383            53,593              17
                                                                   -------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD ....................      $  77,024       $   124,383       $  53,593
                                                                   ===========================================

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for interest ..................      $       4       $        37       $      61
                                                                   ===========================================

See notes to financial statements.

                          NOTES TO FINANCIAL STATEMENTS

1.    BUSINESS DESCRIPTION

      Priceline.com Incorporated ("priceline.com", or the "Company") has pioneered a unique e-commerce pricing system known as a "demand collection system" that enables consumers to use the Internet to save money on a range of products and services while enabling sellers to generate incremental revenue. Using a simple and compelling consumer proposition - Name Your Own Price(sm) - priceline.com collects consumer demand, in the form of individual customer offers, for a particular product or service at a price set by the customer. The Company then either communicates that demand directly to sellers or accesses a proprietary database of inventory available to the Company for purchase and, based upon the customer's offer price, elects whether or not to accept that customer offer. Consumers agree to hold their offers open for a specified period of time and, once fulfilled, offers generally cannot be canceled. The Company benefits consumers by enabling them to save money, while at the same time benefiting sellers by providing them with an effective revenue management tool capable of identifying and capturing incremental revenues. By requiring consumers to be flexible with respect to brands, sellers and product features, priceline.com enables sellers to generate incremental revenue without disrupting their existing distribution channels or retail pricing structures.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation -- The financial statements for all periods presented include the financial statements of priceline.com and Priceline Travel. On March 24, 1999, priceline.com exercised its call option to purchase Priceline Travel for nominal consideration and Priceline Travel was merged into priceline.com. All significant inter-company transactions have been eliminated.

      Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Fair Value of Financial Instruments -- The Company's financial instruments, including cash and cash equivalents, accounts receivable-net and accounts payable, are carried at cost which approximates their fair value because of the short-term maturity of these financial instruments. The Company's investment in Lending Tree, Inc. was valued at market at December 31, 2000, and at cost at December 31, 1999, since there was no market in 1999 for the securities. The carrying value of the capital lease obligations and long-term debt approximates fair value because the interest rates on these obligations are comparable to the interest rates that could have been obtained at the dates of the respective balance sheets.

      Cash and Cash Equivalents, and Short-term Investments -- The Company invests excess cash primarily in money market accounts, certificates of deposits, and short-term commercial paper. All highly liquid instruments with an original maturity of three months or less are considered cash equivalents. Investments in equity securities are classified as available for sale and are recorded at fair value with any unrealized holding gains or losses, net of tax, included as a component of other comprehensive income.

      Restricted Cash -- Restricted cash collateralizes letters of credit issued in favor of certain suppliers and landlords. The letters of credit expire between April through December of 2001 and are generally subject to automatic renewal upon expiration of the letter of credit.

      Property and Equipment -- Property and equipment are stated at cost. Depreciation and amortization of property and equipment is computed on a straight-line basis over the estimated useful lives of the assets or, when applicable, the life of the lease, whichever is shorter.

      Impairment of Long-Lived Assets -- The Company evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets.

      Software Capitalization -- In 1999, the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This standard requires certain direct development costs associated with internal-use software to be capitalized including external direct costs of material and services and payroll costs for employees devoting time to the software projects. These costs are included in software and are amortized over a period not to exceed three years beginning when the asset is substantially ready for use. Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred.

      Revenues and Cost of Revenues -- Revenues and related costs are primarily recognized, if and when, the Company accepts and fulfills the customer's offer. The Company provides refunds and makes certain customer accommodations to satisfy disputes and complaints. The Company accrues for such estimated losses and classifies the resulting expense as an addition to the allowance for doubtful accounts. Transaction revenue primarily represents the selling price of airline tickets, hotel rooms, rental cars and long distance phone service. For these transactions, the Company, among other things, establishes the price it will accept, has total discretion in supplier selection, purchases and takes title and is the merchant of record. The Company records as revenue the amount received from the customer, net of taxes. The amount that the Company pays the respective airline, hotel, rental car company or long distance provider is recorded as a cost of revenue.

      Fixed fee or commission revenues primarily represent revenues primarily derived from home financing, travel insurance and automobile sales. For those transactions, where the Company receives either a percentage of the transaction or a fixed fee, revenues are recorded net.

      As part of the travel transaction, the Company also generated revenues through adaptive marketing programs with third parties that pay the Company fees for marketing their customer acquisition programs. Additionally, the Company generates revenues from third party sources, including a customer processing fee for airline, hotel and rental car services, and ancillary reservation booking fees from the Worldspan reservation system for booking of airline flight segments and hotel reservations through the Worldspan system. Consumer processing fees are payable to the Company and recognized as revenue upon completion of successful transactions. Licensing and royalty fees are recognized as earned.

      Sales and Marketing -- Sales and marketing expenses are comprised primarily of costs of radio and newspaper advertising, costs of the third-party call center, credit card processing fees, provisions for customer accommodations and charge-backs, and compensation for the Company's sales and marketing personnel. All sales and marketing costs are expensed as incurred.

      Systems and Business Development -- Systems and business development expenses are comprised primarily of compensation to the Company's information systems and product development staff and payments to outside contractors, data communications and other expenses associated with operating the Company's Web site, depreciation on computer hardware and licensing fees for computer software. Such costs are expensed as incurred.

      Equity-Based Compensation -- The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of priceline.com's stock and the exercise price of the option.

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

      Income Taxes -- The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the temporary difference between the financial statement and tax basis of assets and liabilities using presently enacted tax rates in effect. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

      During the period that priceline.com operated as an LLC, it was treated substantially as a partnership for tax purposes and, accordingly, the tax effect of its activities accrued to its members through July 1998.

      Net Loss Per Share -- The Company computes basic and diluted earnings per share in accordance with SFAS 128, "Earnings per Share". SFAS 128 requires the Company to report both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Since the Company incurred losses for all periods presented, the inclusion of options in the calculation of weighted average common shares is anti-dilutive; and therefore there is no difference between basic and diluted earnings per share.

      Segment Reporting -- The Company operates and manages its business as a single segment. The only significant discrete financial information, Revenues and Gross Profit by Travel Services and Other, are disclosed in Note 3 in the financial statements. All of the operations and identifiable assets are in the United States.

      Reclassification -- Certain amounts in prior years' financial statements have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

      In July 1999, the Financial Accounting Standards Board ("FASB") issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB No. 133". The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The rule now will apply to fiscal quarters of fiscal years beginning after June 15, 2000. In June 1998, SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued. The statement will require the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the derivative's change in fair value will be immediately recognized in earnings. Management believes the adoption of this statement will not have a material impact on its results of operations, financial position or cash flow.

      Pending Accounting Pronouncements -- In September 2000, FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"). It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of SFAS No. 125 without reconsideration. The remaining provisions of SFAS No. 140 are effective for transactions occurring after March 15, 2001. Management believes that the adoption of the remaining provisions will not have a material effect on the Company's financial condition or results of operations.

Business Risk -- Business risks include the following:

      Competition -- The markets for the products and services offered on the priceline.com service are intensely competitive. The Company competes with both traditional distribution channels and online services. The Company currently or potentially competes with a variety of companies with respect to each product or services offered. The Company potentially faces competition from a number of large online services that have expertise in developing online commerce and in facilitating Internet traffic. Many competitors have significant competitive advantages. For example, airlines, hotels and other suppliers also sell their products and services directly to consumers and have established Web sites. Internet directories, search engines and large traditional retailers have significantly greater operating histories, customer bases, technical expertise, brand recognition and/or online commerce experience than the Company. In addition, certain competitors may be able to devote significantly greater resources to furthering their business.

      Dependence on Airline Industry and Certain Carriers -- The Company's near term, and possibly long term, prospects are significantly dependent upon the sale of leisure airline tickets. Sales of leisure airline tickets represented approximately 80%, 85%, and 86% of total revenues for the years ended December 31, 2000, 1999 and 1998, respectively. As a result, currently the Company is substantially dependent upon the continued participation of the airlines in the priceline.com service in order to maintain and/or grow its revenues. Significantly reducing the Company's dependence on the airlines is likely to take a long period of time and there can be no guarantee that the Company will succeed in reducing that dependence.

      Concentration of Credit Risk -- Financial instruments, which potentially subject the Company to concentrations of credit risk, are principally bank deposits and accounts receivable. Cash and cash equivalents and marketable securities are deposited with high credit quality financial institutions. Accounts receivable are derived from the revenues earned from customers in the U.S. and are denominated in U.S. dollars. The Company maintains an allowance for uncollectible accounts based upon the expected collectibility of accounts receivable.

3.    REVENUES AND GROSS PROFIT (LOSS)

      Travel revenues represent transaction revenue for airline tickets, hotel rooms, rental cars and ancillary fees, including adaptive marketing fees, Worldspan segment fees, customer processing fees and travel insurance fees. The fee portion of the travel transactions are an integral component in pricing acceptance decisions the Company makes. Other revenues relates to transaction revenue from long distance phone service and commissions and fees from home financing and automobile services and certain licensees.

      Revenue and gross profit for the years ended December 31, 2000, 1999, and 1998 as follows (in thousands):

                                      2000              1999             1998
Revenue
  Travel                           $1,217,160        $ 480,979         $ 35,224
  Other                                18,236            1,431               13
                                   ----------        ---------         --------
                                   $1,235,396        $ 482,410         $ 35,237
                                   ==========        =========         ========

Gross profit (loss)
  Travel                           $  176,854        $  56,400         $ (1,301)
  Other                                15,315            1,431               13
                                   ----------        ---------         --------
                                   $  192,169        $  57,831         $ (1,288)
                                   ==========        =========         ========

4.    RESTRUCTURING AND SPECIAL CHARGES

      In 2000, the Company recorded restructuring charges of approximately $32.0 million and a special charge of approximately $34.8 million. The restructuring charge resulted from the Company's review of its operations with the intention of increasing efficiencies and refocusing its business principally on its core travel products. As a result of this review, the Company primarily decided to reduce its work force, consolidate its real estate and rationalize certain international markets and potential product line offerings.

      Liabilities related to restructuring and special charges are included in accounts payable ($1.6 million), short-term accrued expenses ($17.9 million) and long-term accrued expenses ($5.1 million) and are summarized as follows (in thousands):

                                        Restructuring     Special         Total

Charges requiring cash outlay              $16,297        $13,205        $29,502
Asset impairment charges                    15,709         21,619         37,328
                                           -------        -------        -------
                                           $32,006        $34,824        $66,830
                                           =======        =======        =======

Accrued at December 31, 2000               $13,470        $11,093        $24,563
                                           =======        =======        =======

Long-term portion                          $ 4,865        $   243        $ 5,108
                                           =======        =======        =======

Current portion                            $ 8,605        $10,850        $19,455
                                           =======        =======        =======

The components of the restructuring charges follow (in thousands):

                                                                  Expected To Be Paid In
                                                         ------------------------------------------
                              Charged in     Paid in                                        2004 and
                                 2000         2000        2001        2002        2003     Thereafter
                              ----------     -------     ------      ------      ------    ----------
Employee termination costs      $ 3,807      $1,167      $2,399      $  241      $   --      $   --

Real estate costs                 9,603         317       4,663       1,676       1,735       1,213

Asset impairments                17,474         809         955          --          --          --

Other                             1,122         534         588          --          --          --
                                -------      ------      ------      ------      ------      ------

                                $32,006      $2,827      $8,605      $1,917      $1,735      $1,213
                                =======      ======      ======      ======      ======      ======

      As a result of the restructuring, the Company's work force was reduced by approximately 125 full-time employees. The employee termination costs primarily represent severance. The real estate costs primarily represent the estimated net lease expense related to space the Company has decided it no longer needs and which it will not utilize in the future along with certain required refurbishments to that space. As part of the restructuring, the Company chose to abandon its plan to open a new network operations center in a new leased space. This decision accounted for a significant portion of the real estate costs and a portion of the asset impairment, as previously capitalized costs were written off. The asset impairments are comprised of computer hardware and software costs related to the Company's plans not to pursue certain potential product offerings and activities, as well as abandoned equipment and software projects ($11.0 million). Asset impairments also includes costs related to the abandonment of plans to participate in the establishment of a licensee in Japan ($3.1 million) and other potential product offerings and intellectual property no longer to be pursued in accordance with the Company's restructuring plan ($1.9 million). Certain asset costs that were written off have yet to be paid. Other restructuring charges include professional and other fees and costs incurred in 2000 associated with the restructuring activities.

The components of the special charge follow (in thousands):

                                                          Expected To Be Paid In
                                                          ----------------------
                              Charged in     Paid in
                                 2000          2000          2001         2002
                                -------       -------       -------       ----

Employee expenses               $14,482       $   142       $ 6,297       $  7

Asset impairments                17,107            --         1,373        236

Other                             3,235            55         3,180         --
                                -------       -------       -------       ----

                                $34,824       $   197       $10,850       $243
                                =======       =======       =======       ====

      Employee expenses primarily represent costs associated with retention programs (retention through December 31, 2000) and the acceleration of employee loan forgiveness of $8.0 million. During the fourth quarter, the Company incurred $5.7 million of expense (paid in February 2001) related to employee stay bonuses. These bonuses were expensed over the stay period.

      Asset impairments consist primarily of the write-down to estimated net realizable value of receivables (either loans or receivables that represented reimbursable expenses that were incurred on the licensee's behalf as part of the contractual arrangement) from independent licensees that ceased or significantly restructured their operations during the fourth quarter, including approximately $1.7 million related to WebHouse Club, $7.8 million related to Myprice pty., Ltd (the Company's Australian licensee), and $1.1 million related to Perfect Yardsale. Asset impairments also includes a charge of $6.3 million for the unrecoverable reimbursable expenses due to the Company from Walker Digital in connection with their contractual obligations to fund certain patent and intellectual property litigation costs. Other includes amounts accrued for the Company's estimated exposure for litigation related to shareholder lawsuits and for other claims.

5.    SHORT-TERM INVESTMENTS

      At December 31, 2000 and 1999, the Company held short term instruments which were classified as trading securities; accordingly, they are carried at fair value on the balance sheet. Marketable securities at December 31, 2000 include the following (in thousands):

                                                 December 31,       December 31,
                                                    2000               1999
                                                 Fair Value         Fair Value
                                                 -------------------------------
Discounted commercial paper                        $10,391            $22,578
Asset backed securities                                 --              3,443
Municipal bonds and notes                               --             12,750
Lending Tree, Inc.                                     561                 --
                                                   --------------------------
                                                    10,952             38,771
                                                   ==========================

      As of December 31, 2000 and 1999, the Company held a $561,000 and $2.0 million equity investment, respectively, in Lending Tree, Inc., an internet-based home financing service provider. The Company deems these securities to be available for sale. As of December 31, 1999, the Lending Tree investment was recorded in other assets. As of December 31, 2000, the Lending Tree investment has been classified as a short-term investment due to management's intent to sell the Lending Tree stock in 2001. The Company owns less than 20% of Lending Tree and did not exert significant influence over the investee. Because there was no readily determinable value for shares of Lending Tree at December 31, 1999, the Company valued its investment at cost. During 2000, Lending Tree conducted an initial public offering and established a market for its common stock. With respect to Lending Tree stock, the Company has recorded approximately $1.2 million in unrealized losses during 2000. The Company's home financing service is offered through a joint marketing arrangement with Lending Tree.

6.    ACCOUNTS RECEIVABLE

      A summary of the activity in the allowance for uncollectible accounts for the years ended December 31, 2000, 1999 and 1998 is as follows (in thousands):

                                             2000            1999          1998
                                          -------------------------------------
Balance, beginning of year                $ 1,961         $   291            --
Provision charged to expense                7,354           3,127           581
Charge-offs                                (6,943)         (1,457)         (290)
                                          -------------------------------------
Balance, end of year                      $ 2,372         $ 1,961         $ 291
                                          =====================================

7.    PROPERTY AND EQUIPMENT

      Property and equipment at December 31, 2000 and 1999 consists of the following (in thousands):

                                              Estimated
                                             Useful Lives
                                                (years)       2000       1999
                                             ----------------------------------
Computer equipment and software                     3       $ 46,647   $ 33,242
Office equipment, furniture & fixtures and
  leasehold improvements                         3 to 7        5,523      2,173
                                                            -------------------
Total                                                         52,170     35,415
Less accumulated depreciation and
  amortization                                               (15,087)    (7,409)
                                                            -------------------
Property and equipment, net                                 $ 37,083   $ 28,006
                                                            ===================

      Fixed asset depreciation and amortization expense was approximately $15,825, $5,337 and $1,860 for the years ended December 31, 2000, 1999 and 1998.

8.    OTHER ASSETS AND WARRANTS TO PURCHASE COMMON STOCK OF LICENSEES

      Other assets at December 31, 2000 and 1999 consists of the following (in thousands):

                                                                            2000        1999
Lending Tree common stock                                                      (a)      $2,000
Convertible loans and other advances-priceline Asia                        $11,110
Convertible loans and other advances-Alliance Partner Capital/MyPrice        6,456         284
Other                                                                        2,453       2,019
                                                                           -------      ------
                                                                           $20,019      $4,303
                                                                           =======      ======

(a) The Company intends to sell this instrument in 2001 and accordingly has included it in short-term investments as of December 31, 2000 (Note 5).

      "Convertible loans and other advances-priceline Asia" represents a convertible note and receivables for reimbursable expenses from a licensee. "Convertible loans and other advances-Alliance Partner Capital/MyPrice" represents convertible notes, receivables for reimburseable expenses incurred by the Company and billed to Alliance and the estimated net realizable value of the amounts due to the Company from its Australian licensee.

      At December 31, 2000, the warrants to purchase shares of priceline.com Europe Ltd are carried at cost, $3.2 million, which the Company believes approximates the fair value. The Company purchased these warrants for cash in 2000. The underlying shares are not publicly traded.

      During 1999, the Company received warrants to purchase shares of its licensee, Priceline Webhouse Club, Inc. in exchange for services rendered. The warrants were non-forfeitable, fully vested upon grant, excercisable in 2004 or earlier upon the occurrence of certain events, and did not require the performance of any additional services by the Company. Upon receipt of the warrant, the Company recognized approximately $189 million of income representing the estimated fair value of the warrants, based on an independent valuation. During the third quarter of 2000, when WebHouse Club ceased operations, the Company recorded a non-cash charge of approximately $189 million to write off the full carrying value of these warrants.

9.    STOCKHOLDERS' EQUITY

      In April 1998, priceline.com issued warrants to purchase 125,000 shares of Common Stock, at a zero exercise price, to a non-employee in exchange for services rendered to the Company. The estimated fair value of the warrants at the date of grant of $100,000 was based on the value of the equivalent shares as of the grant date, and has been reflected as sales and marketing expense and additional paid-in-capital.

      In July 1998, priceline.com issued 8,125,000 shares of Common Stock, to the Chairman and Chief Executive Officer that resulted in the recognition of a charge of $6,500,000 with respect to these shares. The shares were issued as compensation for agreeing to accept the position.

      In April 1999, the Company completed an initial public offering in which it sold 10,000,000 shares of its Common Stock, $0.008 par value. Offering proceeds to the Company, net of underwriter discounts and commissions and other related expenses, were approximately $144.3 million. At the time of the offering, shares of the Series A and Series B Preferred Stock were automatically converted into an equal number of shares of Common Stock.

      In August 1999, the Company completed a public offering in which it sold 1,000,000 shares of its Common Stock and certain stockholders of the Company sold 3,500,000 shares of Common Stock at a price of $67.00 per share. Offering proceeds to priceline.com, net of underwriters discounts and commissions and related expenses, were approximately $62.5 million.

      As part of an employee retention program, the Company issued approximately
7.5 million shares of restricted stock and recorded a charge of approximately $1.7 million during the fourth quarter of 2000. This non-cash charge is included in General and Administrative expense on the Statement of Operations. The accrual for the shares issued was recorded at the market value on the date of grant with a corresponding contra to Stockholders' Equity (Deferred Compensation). The shares vest and are earned, over various periods through December 2002. Approximately $9.8 million of the remaining deferred compensation of approximately $13.1 million on the balance sheet at December 31, 2000 is expected to be a 2001 expense.

10.   PREFERRED STOCK

      In February 2000, the Board of Directors authorized an amendment to the Company's certificate of incorporation to allow the Company to issue a new series of preferred stock designated as Series A Convertible Redeemable PIK Preferred Stock ("Series A Preferred Stock"). The total number of Series A Preferred Stock which the Company is authorized to issue is six million shares, par value $.01 per share.

      The Series A Preferred Stock has special voting powers and preferences. Specifically, the Series A Preferred Stock has a liquidation preference of $59.93 per share plus an amount equal to any dividends accrued or accumulated but not paid. The Series A Preferred Stock accrues dividends payable in shares of the Company's Common Stock at a rate of 8% per annum commencing April 1, 2000. Dividends on the Series A

Preferred Stock are payable semi-annually on October 1st and April 1st of each year starting October 1, 2000.

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

See Note 11 to the financial statements.

11.   DELTA AIR LINES

      In August 1998, priceline.com entered into a warrant agreement with Delta Air Lines, Inc. ("Delta") to purchase up to 18,892,603 shares of Common Stock at an exercise price of approximately $0.93 per share (the "Delta Warrant") for agreeing to participate in the priceline.com service. Vesting was contingent upon achievement of certain predetermined performance thresholds. However, there was no penalty for failure to provide ticket inventory to satisfy these performance thresholds. Accordingly, no expense was recorded when the warrant was issued. On December 31, 1998, the Company amended its agreement with Delta to eliminate the vesting contingencies and fix the number of shares subject to the warrant at 18,619,402. The warrants were immediately vested on the date of grant, in that they are not subject to any forfeiture for any reason. The amended Delta Warrant was to become exercisable at the earlier of seven years or over three years upon the achievement of certain performance thresholds. The agreement does not require Delta to make any performance commitments, is non-exclusive and allows Delta to participate in other programs similar to the priceline.com service. Accordingly, the Company recognized approximately $58.7 million of expense based upon the fair value of the warrant on December 31, 1998, of which $3.0 million is included in cost of revenues-supplier warrant costs and $55.7 million is included in expenses-warrant costs, net in the accompanying statements of operations.

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

      During the second quarter of 2000, the Company received six million shares of its Common Stock held by Delta in exchange for six million shares of its Series A Convertible Redeemable PIK Preferred Stock with a liquidation preference of approximately $360 million and a conversion price of $59.93 per share. The six million shares of Common Stock received by the Company are included in Treasury Stock on the Company's balance at December 31, 2000. In the fourth quarter of 2000, the Company issued Delta from treasury stock 549,764 shares of Common Stock as a dividend on the Series A Preferred Stock.

      During the fourth quarter of 2000, the Company reached an agreement with Delta to amend the terms of previously issued warrants. As part of this agreement, the excercise price of the warrants was reduced to $4.72 per share and the number of warrants was reduced by approximately 825,000 warrants to approximately 4.7 million. The Company recorded a $8.6 million charge related to this transaction.

      In February 2001, the Company reached an agreement with Delta to exchange the Series A Preferred Stock for 80,000 shares of Series B Redeemable Preferred Stock with a total liquidation preference of $80 million and warrants to purchase approximately 26.9 million shares of Common Stock at an exercise price of $2.97 per share.

12.   OTHER WARRANTS TO PURCHASE COMMON STOCK

      On December 31, 1998, priceline.com issued warrants to purchase 937,500 shares of Common Stock, at an exercise price of $3.20 per share, to three airlines in recognition of their being among the original participants in the priceline.com service. Because there are no requirements as to the nature or length of that participation, and the warrants are not subject to forfeiture for any reason, the Company recognized approximately $2.3 million of expense based upon the fair value of the warrants at December 31, 1998. That amount is included in expenses-warrant costs, net in the accompanying statements of operations.

      On January 29, 1999, priceline.com issued warrants to an airline to purchase 1.25 million shares of Common Stock at an exercise price of $6.40 per share. The warrants become exercisable as follows, 50% on January 29, 2000 and 50% on January 29, 2001. The agreement requires the airline to make available to priceline.com airline ticket inventory on certain specified terms and conditions for two years. If the airline does not provide the specified airline ticket inventory, the unexercised warrants are returnable and a substantial penalty will be imposed. The fair value of the warrant of $3.1 million at the grant date was capitalized and will be amortized over the two year period during which services are expected to be provided to the Company.

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

      In November 1999, the Company amended the Continental warrant to allow the exercise price to fall within the range of the warrants issued to other airlines discussed below. Priceline.com recorded a charge of approximately $3.5 million during the fourth quarter of 1999 as a result of the warrant amendment.

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

13.   STOCK OPTION PLANS

      In February 1999, the Company adopted the 1999 Omnibus Plan (the "1999 Plan"), which provides for grants of, among other things, stock options and restricted stock as incentives and rewards to encourage employees, officers, consultants and directors in the long term success of the Company. In addition, the Company had previously adopted the 1997 Omnibus Plan (the "1997 Plan"). The 1999 Plan originally authorized the issuance of 9,375,000 shares of Common Stock. In April 2000, the stockholders of the Company approved an amendment to the 1999 Plan that, among other things, increased the number of shares authorized for issuance to 25,375,000. The 1997 authorizes the issuance of 23,875,000 shares of Common Stock. Generally, options from both plans vest over three years from the date of grant; however, the compensation committee of the Board of Directors may, in its discretion, designate the period of time over which a stock option vests. Compensation expense for options granted to non-employees, included in general and administrative expense, aggregated $0, $0 and $245,000, during the years ended December 31, 2000, 1999 and 1998, respectively.

      In February 2000, in connection with the hiring of Heidi G. Miller, the Company adopted a stock option plan that authorized the issuance of options to purchase 2,500,000 million shares of Common Stock (the "Heidi Miller Plan"). In October 2000, the Company adopted the 2000 Employee Stock Option Plan that authorized the issuance of options to purchase 6,000,000 shares of Common Stock (the "2000 Plan") to employees of the Company. In November 2000, in connection with the hiring of Robert Mylod, the Company adopted a stock option and restricted stock plan that authorized the issuance of 1,200,000 shares of Common Stock (the "Robert Mylod Plan" and, together with the 1997 Plan, the 1999 Plan, the Heidi Miller Plan and the 2000 Plan, the "Plans").

      As part of an employee retention program, in the fourth quarter 2000, an aggregate of 8.45 million options to purchase Common Stock were returned to the Company by certain of its officers. Subject to the availability of a sufficient number of shares authorized for issuance, the Company has committed to issue 4.6 million options to purchase Common Stock to these officers at least six months and one day after they returned their options, with an exercise price at the then prevailing market price.

      Additionally, as part of the employee retention program, during the fourth quarter of 2000, the Company issued approximately 9.8 million options to purchase shares of Common Stock at the then weighted average market price of $2.53 per share.

      The following summarizes the transactions pursuant to the Plans:

                                                                 Weighted
                                                                  Average       Option Price
                                                   Shares       Option Price        Range
                                                 --------------------------------------------
Granted during 1998                              23,449,219      $     0.93        $0.80-3.20
Forfeited                                          (189,374)           0.80              0.80
Cancelled                                          (815,625)           0.80              0.80
                                                 --------------------------------------------
Balance at December 31, 1998                     22,444,220      $     0.94        $0.80-3.20
Granted                                           6,481,833           55.99       3.20-139.25
Exercised                                        (1,614,697)           1.02         0.80-8.00
Forfeited                                          (286,616)          20.74       0.80-139.25
                                                 --------------------------------------------
Balance at December 31, 1999                     27,024,740      $    13.93      $0.80-139.25
Granted                                          30,964,852           28.64        1.53-95.94
Exercised                                        (9,633,262)           1.46        0.80-67.63
Forfeited                                        (5,451,326)          42.74       0.80-139.25
Cancelled                                        (8,450,000)          52.85       25.63-76.88
                                                 --------------------------------------------
Balance at December 31, 2000                     34,455,004      $    16.42      $0.80-139.25
                                                 ============================================

                                                      2000           1999            1998
Exerciseable at December 31:                     14,346,038      16,708,585             None
                                                 ============================================
Available for grant at December 31:               4,922,037       4,610,563         1,430,780
                                                 ============================================
Weighted average fair value options granted
  during the year ended December 31:                  21.28           52.45              0.15
                                                 ============================================

Weighted-average assumptions used in
determining fair value of options grants:                          Grant year
                                                 --------------------------------------------
                                                       2000            1999              1998
Dividend yield                                            0%              0%                0%
Expected volatility                                     141%            107%                0%
Risk-free interest rates                                6.1%            5.9%              6.0%
Expected lives                                      3 years         3 years           3 years

      The fair value of options granted during the year was determined on the date of grant using the Black-Scholes method.

      The following table summarizes information about stock options outstanding at December 31, 2000:

                                OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                     ----------------------------------------     ------------------------
                         Number        Weighted      Weighted        Number       Weighted
   Range of           Outstanding       Average      Average      Exercisable     Average
   Exercise              as of         Remaining     Exercise        as of        Exercise
    Prices             12/31/2000        Life         Price        12/31/2000      Price
------------------------------------------------------------------------------------------
$ .80-$   .93          10,489,084        7.56        $ 0.81        10,384,258      $ 0.81
1.53-2.75               9,837,850        9.89          2.53                 -           -
3.20-  13.00            1,991,776        8.28          5.92         1,051,575        4.97
20.44- 139.25          12,136,294        8.33         42.87         2,910,205       62.78
                       -------------------------------------       -----------------------
$ .80-$139.25          34,455,004        8.54        $16.42        14,346,038      $13.70
                       ==========                                  ===========

      Had compensation costs been determined based upon the fair value at grant date, the Company's pro forma net loss and pro forma net loss per share for the years ended December 31, 2000, 1999 and 1998 would have been reported as follows (in thousands, except per share amounts):

2000                                                   Reported       Pro Forma
--------------------------------------------------------------------------------
Net loss                                             $  315,145       $  392,542
Net loss applicable to common shareholders              329,527          406,924
Basic and diluted loss per common share              $     1.97             2.44

1999                                                   Reported        Pro Forma
--------------------------------------------------------------------------------
Net loss                                             $1,055,090       $1,295,758
Net loss applicable to common shareholders            1,063,444        1,304,112
Basic and diluted loss per common share              $     7.90             9.69

1998                                                   Reported        Pro Forma
--------------------------------------------------------------------------------
Net loss                                             $  112,243       $  114,613
Net loss applicable to common shareholders              114,426          116,797
Basic and diluted loss per common share              $     1.41             1.44

      The fair value of options granted was determined on the date of grant using the Black-Scholes method.

14.   TAXES

      Income Taxes - Through July 31, 1998, priceline.com operated as a limited liability company and income taxes (benefits) accrued to the members. Accordingly, no income taxes (benefits) were reflected in the accompanying financial statements during the period that the Company operated as a limited liability company. Since converting from an LLC to a corporation in July 1998, the Company has incurred net operating losses for financial accounting purposes of approximately $1.5 billion, and accordingly, no provision for income taxes is reflected in the accompanying statements of operations.

      The tax effects of temporary differences that give rise to significant portions of deferred tax assets at December 31, 2000 and 1999 are as follows (in thousands):

                                                      2000              1999
                                                  -----------------------------

Warrant costs                                     $       627         $ 488,989
Net operating loss carryforwards                    1,206,385           459,455
Capital loss carryforward                              78,874                --
Restructuring costs                                     9,463                --
Start-up costs                                          1,630             2,300
Other                                                    (389)           (2,801)
Less valuation allowance                           (1,296,590)         (947,943)
                                                  -----------------------------
Deferred tax asset, net                           $        --         $      --
                                                  =============================

      A valuation allowance for the full amount of the net deferred tax asset was recorded at December 31, 2000 and 1999 and represents the portion of tax operating loss carryforwards and other items for which it is currently more likely than not that the benefit of such items will not be realized. Such valuation allowance increased by approximately $349 million and $910 million for the years ended December 31, 2000 and 1999.

      At December 31, 2000, the Company had approximately $2.9 billion of net operating loss carryforwards for income tax purposes, expiring from December 31, 2018 to December 31, 2020, some or all of which may be subject to limitation on future utilization under Section 382 of the Internal Revenue Code of 1986.
Section 382 imposes limitations on the availability of a net operating loss carryforward ("NOL") after a more than 50 percentage point ownership change (as statutorily defined) occurs with respect to the Company's Common Stock. The amount of the NOL incurred prior to the ownership change, if such change occurs, which can be utilized in each subsequent year may be limited based on the value of the Company on the date of such ownership change.

      At December 31, 2000, the Company had approximately $192 million of capital loss carryforwards, which expire December 31, 2005. At December 31, 2000, the Company also had approximately $1.4 million of research credit carryforwards. Such credit carryforwards expire from December 31, 2019 to December 31, 2020.

      Approximately $625 million of the Company's tax net operating loss at December 31, 2000 relates to the exercise of stock options which have been granted under the Company's various stock option plans, and gives rise to compensation which is includable in the taxable income of the applicable employees and deductible by the Company for federal and state income tax purposes. Additionally, approximately $1.06 billion of the Company's tax net operating loss relates to the excess of tax deductions from the exercise of certain stock warrants granted by the Company in excess of the associated warrant costs recorded for financial accounting purposes. Subsequent tax benefits recognized with respect to approximately $693 million of the valuation allowance for deferred tax assets which are attributable to these deductions will be allocated directly to contributed capital.

      The Company has available for income tax purposes the following net operating loss, capital loss, and tax credit carryforwards (in thousands):

                                Equity                    Capital Loss  Research
Scheduled      Operations    Transactions*      Total     Carryforward   Credit
to Expire:
      2005                                                  191,559
      2018         21,475             --         21,475          --
      2019      1,125,534      1,151,681      2,277,215          --        663
      2020         98,657        532,550        631,207          --        807
                ---------      ---------      ---------                  -----
                1,245,666      1,684,231      2,929,897     191,559      1,470
                =========      =========      =========     =======      =====

*Tax benefit, if and when realized, will be recorded directly to Additional Paid-In-Capital.

      The effective income tax rate of the Company is different from the amount computed using applicable statutory federal rates as a result of the following items (in thousands):

                                                     2000            1999           1998
                                                  ----------------------------------------
Income tax benefit at federal statutory rate      $ 110,301       $ 369,281       $ 39,285
Adjustment due to:
  LLC status through July 31, 1998                                                  (7,090)
  State taxes and other                              20,125          64,605          5,790
  Increase in valuation allowance                  (130,426)       (433,886)       (37,985)
                                                  ----------------------------------------
Income tax benefit                                $      --       $      --       $     --
                                                  ========================================

      Federal Air Transportation Tax--A Federal transportation tax is imposed upon the sale of airline tickets. The tax is based on a percentage of the cost of transportation, which was 9% for periods prior to October 1, 1998, 8% for the period October 1, 1998 through September 30, 1999 and 7.5% thereafter. The Company has historically interpreted the tax regulations as requiring that the tax be computed based on the amount charged by the airline to priceline.com for the airline ticket and the Company's participating airlines have collected and remitted the tax based on this amount. Prior to October 21, 1999, the Company accrued for federal transportation tax liability on the excess of the price charged by priceline.com over its cost. Beginning on, and subsequent to, October 21, 1999, the Company has collected and remitted federal transportation tax on the excess of the price charged by the Company over its cost.

15.   COMMITMENTS AND CONTINGENCIES

      Legal Proceedings - The Company is engaged in litigation as a defendant in cases involving alleged patent infringement, employee, and shareholders' derivative and class action suits. From time to time, the Company has been and expects to continue to be subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of third party intellectual property rights by it. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources and could adversely effect the Company's results of operations and business. See Item 3, Legal Proceedings.

      Employment Contracts - At December 31, 2000, priceline.com had entered into employment agreements with certain members of senior management that provide for minimum annual compensation of approximately $2.3 million in the aggregate. The agreements provide for periods of employment of up to three years. Generally, the agreements provide for aggregated salary payments of up to $3.8 million for wrongful termination and a gross-up for the payment of parachute excise taxes.

      Operating Leases - The Company leases certain facilities and equipment through operating leases. Rental expense for operating leases was $2,504,000, $1,411,000 and $706,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year are as follows (in thousands):

                                       Years ended December 31,
                                                                                       After
        2001              2002           2003          2004             2005            2005            Total
-------------------------------------------------------------------------------------------------------------
       1,864             1,845          1,750         1,736            1,724           9,685           18,604

16.   BENEFIT PLAN

      Priceline.com adopted a defined contribution 401(k) savings plan (the
Plan) during 1998 covering all employees who are at least 21 years old and have completed 6 months of service. The Plan allows eligible employees to contribute up to 20% of their eligible earnings, subject to a statutorily prescribed annual limit. The Company may make matching contributions on a discretionary basis to the Plan. All participants are fully vested in their contributions and investment earnings. During the three years ended December 31, 2000, the Company did not make any matching contributions to the Plan.

17.   OTHER RELATED PARTY TRANSACTIONS

      During the years ended December 31, 1999 and 1998, Walker Digital provided the Company with services including subleasing office facilities to the Company amounting to approximately $1.4 million and $706,000, respectively. The Company charged Walker Digital approximately $2.3 million, $1.8 million and $385,000 for the years ended December 31, 2000, 1999 and 1998, respectively, for certain reimburseable expenses and services, including legal and accounting services and IT infrastructure. Such amounts have been offset against general and administrative expenses in the accompanying statements of operations. See Note 4.

      In December 1998, priceline.com completed a private placement of Series B Convertible Preferred Stock with several investors, including General Atlantic Partners and Vulcan Ventures Incorporated. Fees of $850,000 have been paid to a company, in which a director a priceline.com is a director and stockholder, in connection with this transaction.

      At December 31, 1999, the Company had loans outstanding to officers with face amounts aggregating approximately $9.3 million ($6.0 from Dan Schulman and $3.3 million from Rick Braddock). During 2000, as part of their employment agreements, the Company made loans of $3.0 million to Heidi Miller and $2.0 million to Jeff Boyd. The Company made an additional loan to Dan Schulman of $3.0 million in 2000. The loans all bear interest and were not contingent upon the employees exercising their options to purchase Common Stock. Subject to certain prepayment obligations and to forgiveness in the event of certain changes of control, death, or termination without cause or for good reason, pursuant to the terms of these loans, accrued interest and principal are payable after five years, but are forgiven under certain circumstances. On an on-going basis, the Company expensed the loans over their expected five year term.

      During 2000, Mr. Braddock repaid the principal due of $3.3 million on his loan and the Company forgave the interest due of $294,000. Pursuant to the terms of Ms. Miller's employment agreement which she entered into at the time she joined the Company, in connection with her separation from the Company, her loan was forgiven during the fourth quarter of 2000. In connection with his promotion to Chief Operating Officer and his return of certain stock options, Mr. Boyd's loan was forgiven in full. In addition, one half of Mr. Schulman's loan was forgiven in connection with the Company's employee retention plan and his return of certain stock options.

18.   SUBSEQUENT EVENTS

      During February, 2001, the Company reached an agreement to sell approximately 24 million shares of its Common Stock to Hutchison Whampoa Ltd in a private placement. The net proceeds received was approximately $50.0 million. Hutchison Whampoa will assume a seat on the Company's Board of Directors.

      Also in February, 2001, the Company announced another restructuring in order to reduce operating costs. This restructuring will reduce the workforce by 25 personnel. The charge for this restructuring of $1.2 million related primarily to severance, will be recorded in the first quarter of 2001. The Company believes that the entire amount of the charge will be disbursed in 2001.

19.   SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

      The follow table sets forth certain interim financial information for the years ended December 31, 2000 and 1999.

                                                   First           Second          Third           Fourth
                                                  Quarter         Quarter         Quarter         Quarter
                                                  ---------------------------------------------------------
                                                           (In thousands, except per share amounts)
2000:
Revenues:
     Travel ................................      $ 311,607       $ 346,822       $ 335,699       $ 223,032
     Other .................................          2,191           5,273           5,635           5,137
                                                  ---------------------------------------------------------
Total revenues .............................        313,798         352,095         341,334         228,169
Cost of revenues:
     Travel ................................        265,051         296,767         286,134         192,354
     Other .................................            101             533           1,146           1,141
                                                  ---------------------------------------------------------
Total cost of revenues .....................        265,152         297,300         287,280         193,495
                                                  ---------------------------------------------------------
Gross profit ...............................         48,646          54,795          54,054          34,674
                                                  ---------------------------------------------------------
Operating expenses:
   Sales and marketing .....................         40,449          37,617          35,569          34,498
   General and administrative ..............         18,611          17,729          12,283          14,070
   Systems and business development ........          5,868           6,695          11,420          15,209
   Special charge ..........................             --              --              --          34,824
   Restructuring charge ....................             --              --              --          32,006
   Warrant costs, net ......................             --              --              --           8,595
   Write-off of Webhouse warrant ...........             --              --         189,000              --
                                                  ---------------------------------------------------------
Total operating expenses ...................         64,928          62,041         248,272         139,202
Operating loss .............................        (16,282)         (7,246)       (194,218)       (104,528)
Other income (expense) .....................          2,715           2,725           2,296            (607)
                                                  ---------------------------------------------------------
Net loss ...................................        (13,567)         (4,521)       (191,922)       (105,135)
Preferred stock dividend ...................             --          (7,191)         (7,191)             --
                                                  ---------------------------------------------------------
Net loss applicable to common stockholders .      $ (13,567)      $ (11,712)      $(199,113)      $(105,135)
                                                  =========================================================

Net loss applicable to commom stockholders
per basic and diluted common share .........      ($   0.08)      ($   0.07)      ($   1.19)      ($   0.62)
                                                  =========================================================

Weighted average number of basic and diluted
common shares outstanding ..................        166,467         165,399         167,059         168,662
                                                  =========================================================

                                                  ---------------------------------------------------------

                                                          First           Second          Third           Fourth
                                                         Quarter         Quarter         Quarter         Quarter
                                                         --------------------------------------------------------
                                                           (In thousands, except per share amounts)
1999:
Revenues:
     Travel .......................................      $ 49,338       $ 111,389       $ 151,961       $ 168,291
     Other ........................................            73             175             261             922
                                                         --------------------------------------------------------
Total revenues ....................................        49,411         111,564         152,222         169,213
Cost of revenues:
     Travel .......................................        44,040         101,045         134,009         145,485
     Other ........................................            --              --              --              --
                                                         --------------------------------------------------------
Total cost of revenues ............................        44,040         101,045         134,009         145,485
                                                         --------------------------------------------------------
Gross profit ......................................         5,371          10,519          18,213          23,728
                                                         --------------------------------------------------------
Operating expenses:
   Sales and marketing ............................        17,138          17,733          21,413          23,293
   General and administrative .....................         3,667           5,503           8,390          10,049
   Systems and business development ...............         2,184           3,469           4,593           3,777
   Warrant costs, net .............................            --              --          88,389         910,443
                                                         --------------------------------------------------------
Total operating expenses ..........................        22,989          26,705         122,785         947,562
Operating loss ....................................       (17,618)        (16,186)       (104,572)       (923,834)
Other income ......................................           458           1,929           2,356           2,377
                                                         --------------------------------------------------------
Net loss ..........................................       (17,160)        (14,257)       (102,216)       (921,457)
Accretion on preferred stock ......................        (8,354)             --              --              --
                                                         --------------------------------------------------------
Net loss applicable to common stockholders ........      $(25,514)      $ (14,257)      $(102,216)      $(921,457)
                                                         ========================================================

Net loss applicable to commom stockholders
per basic and diluted common share ................      ($  0.27)      ($   0.10)      ($   0.71)      ($   5.91)
                                                         ========================================================

Weighted average number of basic and diluted common
shares outstanding ................................        94,939         142,320         144,501         156,032
                                                         ========================================================

                                  EXHIBIT INDEX

  Exhibit Number              Description
  --------------              -----------

      2.1(a)            Agreement of Merger, dated as of July 31, 1998, between
                        priceline.com LLC and the Registrant.
      3.1(a)            Form of Amended and Restated Certificate of
                        Incorporation of the Registrant.
      3.2(a)            Form of By-Laws of the Registrant.
      4.1               Reference is hereby made to Exhibits 3.1 and 3.2.
      4.2(a)            Specimen Certificate for Registrant's Common Stock.
      4.3(a)            Amended and Restated Registration Rights Agreement,
                        dated as of December 8, 1998, among the Registrant and
                        certain stockholders of the Registrant.
      10.1.1(a)         1997 Omnibus Plan of the Registrant.
      10.1.2(a)         1999 Omnibus Plan of the Registrant.
      10.2(a)           Stock Purchase Agreement, dated July 31, 1998, among the
                        Registrant and the investors named therein, as amended.
      10.3(a)           Stock Purchase Agreement, dated as of December 8, 1998,
                        among the Registrant and the investors named therein, as
                        amended.
      10.4              Reference is hereby made to Exhibit 4.3.
      10.5(a)           Purchase and Intercompany Services Agreement, dated
                        April 6, 1998, among the Registrant, Walker Asset
                        Management Limited Partnership, Walker Digital
                        Corporation and Priceline Travel, Inc.
      10.6.1(a)         Employment Agreement, dated as of January 1, 1998,
                        between Jay S. Walker, Walker Digital Corporation, the
                        Registrant and Jesse M. Fink.
      10.6.2(a)         Amendment No. 1 to Employment Agreement, dated November
                        16, 1998 between the Registrant and Jesse M. Fink.
      10.7.1(a)         Employment Agreement, dated as of July 23, 1998, between
                        the Registrant and Timothy G. Brier.
      10.7.2(a)         Amendment No. 1 to Employment Agreement, dated November
                        16, 1998, between the Registrant and Timothy G. Brier.
      10.8(a)           Amended and Restated Employment Agreement, dated as of
                        August 15, 1998, by and between the Registrant and
                        Richard S. Braddock.
      10.9(a)           Airline Participation Agreement, dated April 1998, by
                        and among the Registrant, Priceline Travel, Inc. and
                        Trans World Airlines, Inc.
      10.10(a)+         Airline Participation Agreement, dated October 2, 1998,
                        by and among the Registrant, Priceline Travel, Inc. and
                        Northwest Airlines, Inc.
      10.11.1(a)+       General Agreement, dated August 31, 1998, by and among
                        the Registrant, Priceline Travel, Inc. and Delta Air
                        Lines, Inc.
      10.11.2(a)+       Airline Participation Agreement, dated August 31, 1998,
                        by and among the Registrant, Priceline Travel, Inc. and
                        Delta Air Lines, Inc.
      10.11.3(a)+       Amendment to the Airline Participation Agreement and the
                        General Agreement, dated December 31, 1998, between and
                        among the Registrant, Priceline Travel, Inc. and Delta
                        Air Lines, Inc.
      10.11.4(c)        Letter Agreement, dated July 16, 1999, between the
                        Registrant and Delta Air Lines, Inc.
      10.11.5(e)        Master Agreement, dated November 17, 1999, between the
                        Registrant and Delta Air Lines, Inc.
      10.11.6(e)        Amendment to the Airline Participation Agreement and the
                        General Agreement, dated November 17, 1999, by and among
                        the Registrant, Priceline Travel, Inc. and Delta Air
                        Lines, Inc.
      10.11.7+          Participation Warrant Agreement, dated as of November
                        17, 1999, between the Registrant and Delta Air Lines,
                        Inc.
      10.12(a)+         Airline Participation Agreement, dated December 31,
                        1998, by and among the Registrant, Priceline Travel,
                        Inc. and America West Airlines.
      10.13(a)+         Internet Marketing and Licensing Agreement, as of August
                        1, 1998, between the Registrant and LendingTree, Inc.
      10.14(a)          Systems Access Agreement, dated as of August 4, 1997,
                        between the Registrant and WORLDPAN, L.P.
      10.15(a)          Master Agreement for Outsourcing Call Center Support,
                        dated as of April 6, 1998, between the Registrant and
                        CALLTECH Communications, Incorporated.
      10.16(a)          Form of Participation Warrant Agreement.
      10.17.1(a)+       Participation Warrant Agreement, dated as of December
                        31, 1998.
      10.17.2(a)+       Amendment No. 1, dated as of February 4, 1999, to
                        Warrant Participation Agreement, dated as of December
                        31,

                        1999.
      10.17.3(a)+       Amendment No. 2, dated as of March 3, 1999, to
                        Participation Warrant Agreement, dated as of December
                        31, 1998, as previously amended to Amendment No. 1 to
                        Warrant Participation Agreement, dated as of February 4,
                        1999.
      10.18(c)          Employment Agreement, dated as of June 14, 1999, between
                        the Registrant and Daniel H. Schulman.
      10.19.1(c)        Airline Participation Agreement, dated July 16, 1999,
                        between the Registrant and Continental Airlines, Inc.
      10.19.2(c)        Participation Warrant Agreement, dated July 16, 1999,
                        between the Registrant and Continental Airlines, Inc.
      10.19.3(e)        First Amendment to Participation Warrant Agreement,
                        dated as of November 17, 1999, by and between the
                        Registrant and Continental Airlines, Inc.
      10.19.4+          Participation Warrant Agreement, dated November 17,
                        1999, between the Registrant and Continental Airlines,
                        Inc.
      10.20(d)          License Agreement, dated July 20, 1999 between Walker
                        Digital Corporation and the Registrant.
      10.21(e)          Sublease, dated October 1999, between Oxford Health
                        Plans, Inc., as Sub-Landlord, and the Registrant, as
                        Sub-Tenant, and Agreement of Lease, dated June 16, 1993,
                        as amended, between Prudential Insurance Company of
                        America, as Landlord, and Oxford Health Plans, Inc., as
                        Tenant.
      10.22.1(e)        Securityholders' Agreement, dated as of October 26,
                        1999, among the Registrant, Priceline WebHouse Club,
                        Inc., Walker Digital, LLC and the Investors signatory
                        thereto.
      10.22.2+          Intellectual Property License Agreement, dated as of
                        October 26, 1999, between the Registrant and Priceline
                        WebHouse Club, Inc.
      10.22.3+          Marketing and Technical Services Agreement, dated as of
                        October 26, 1999, between the Registrant and Priceline
                        WebHouse Club, Inc.
      10.22.4+          Warrant Agreement, dated as of October 26, 1999, between
                        the Registrant and Priceline WebHouse Club, Inc.
      10.22.5+          Services Agreement, dated as of October 26, 1999,
                        between the Registrant and Priceline WebHouse Club, Inc.
      10.23.1+          Airline Participation Agreement, dated as of November
                        15, 1999, by and between the Registrant and United Air
                        Lines, Inc.
      10.23.2+          Participation Warrant Agreement, dated as of November
                        15, 1999, by and between the Registrant and United Air
                        Lines, Inc.
      10.24.1+          Airline Participation Agreement, dated as of November
                        17, 1999, by and between the Registrant and US Airways,
                        Inc.
      10.24.2+          Participation Warrant Agreement, dated as of November
                        17, 1999, by and between the Registrant and US Airways,
                        Inc.
      10.25.1+          Airline Participation Agreement, dated as of November
                        17, 1999, by and between the Registrant and American
                        Airlines, Inc.
      10.25.2+          Participation Warrant Agreement, dated as of November
                        17, 1999, by and between the Registrant and American
                        Airlines, Inc.
      10.26+            Participation Warrant Agreement, dated as of November
                        17, 1999, by and between the Registrant and Trans World
                        Airlines, Inc.
      10.27+            Participation Warrant Agreement, dated as of November
                        17, 1999, by and between the Registrant and Northwest
                        Airlines, Inc.
      10.28+            Participation Warrant Agreement, dated as of November
                        17, 1999, by and between the Registrant and America West
                        Airlines
      10.29(e)          Continuing Employment Agreement, dated as of December
                        16, 1999, between the Registrant and Melissa M. Taub.
      10.30(f)          Employment Agreement, dated December 3, 1999, between
                        the Registrant and Michael McCadden.
      10.31(f)          Employment Agreement, dated December 30, 1999 between
                        the Registrant and Jeffery H. Boyd.
      10.32(f)          Employment Agreement, dated February 18, 2000, between
                        the Registrant and Heidi G. Miller.
      10.33(f)          Promissory Note, dated February 10, 2000 between Jeffery
                        H. Boyd and the Registrant.
      10.34(f)          Amendment to Promissory Note, dated March 28, 2000,
                        between Jeffery H. Boyd and the Registrant.
      10.35(f)          Promissory Note, dated March 7, 2000, between Heidi G.
                        Miller and the Registrant.
      10.36(f)          Stock Option Agreement, dated February 18, 2000, by and
                        between the Registrant and Heidi G. Miller.
      10.37(f)          Amendment to Promissory Note, dated March 28, 2000,
                        between Daniel H. Schulman and the Registrant.
      10.38(f)          Amendment Number One to the Priceline.com Incorporated
                        1999 Omnibus Plan.
      10.39(f)+         Formation and Funding Agreement, dated as of March 17,
                        2000, by and between the Registrant and Alliance
                        Partners, LP.
      10.40(g)          Certificate of Designation, Preferences and Rights of
                        Series A Convertible Redeemable PIK Preferred Stock of priceline.com Incorporated.

------------------------------

      10.41(g)          priceline.com Incorporated 1999 Omnibus Plan, as
                        amended.
      10.42(g)          Amended and Restated Promissory Note, dated May 18,
                        2000, between priceline.com Incorporated and Daniel H.
                        Schulman.
      10.43(g)          Amendment to Employment Agreement, dated June 12, 2000,
                        between priceline.com Incorporated and Richard Braddock
      10.44(g)          Lease, dated as of May 1, 2000, between the parties
                        listed therein, as Landlord and priceline.com
                        Incorporated, as Tenant.
      10.45(g)          Convertible Note, dated June 27, 2000, between
                        Hutchison-Priceline Limited, as obligor, and PCLN Asia,
                        Inc., as holder.
      10.46(h)          Amended and Restated Promissory Note, dated August 21,
                        2000, between priceline.com Incorporated and Heidi
                        Miller.
      10.47(h)          Amendment Employment Agreement, dated August 21, 2000,
                        between priceline.com Incorporated and Heidi Miller.
      10.48(h)          Second Amended and Restate Promissory Note, dated August
                        21, 2000, between priceline.com Incorporated and Jeffery
                        H. Boyd.
      10.49(h)          Amendment to Offer Letter, dated August 21, 2000,
                        between priceline.com Incorporated and Jeffery H. Boyd.
      10.50(h)          Second Amended and Restated Promissory Note, dated
                        August 21, 2000, between priceline.com Incorporated and
                        Daniel H. Schulman.
      10.51(h)          Amendment to Employment Agreement, dated August 21,
                        2000, between priceline.com Incorporated and Daniel H.
                        Schulman.
      10.52(i)          Certificate of Designation, Preferences and Rights of
                        Series B Redeemable Preferred Stock of priceline.com
                        Incorporated.
      10.53(i)          Warrant Agreement, dated February 6, 2001, by and
                        between priceline.com Incorporated and Delta Air Lines,
                        Inc.
      10.54(i)          Stockholder Agreement, dated February 6, 2001, between
                        priceline.com Incorporated and Delta Air Lines, Inc.
      10.55(j)          Priceline.com 2000 Employee Stock Option Plan.
      10.56(j)          Agreement, dated November 20, 2000, between
                        priceline.com Incorporated and Robert Mylod.
      10.57(k)          Stock Purchase Agreement, dated as of February 15, 2001,
                        among priceline.com Incorporated, Prime Pro Group
                        Limited and Forthcoming Era Limited.
      10.58(k)          Registration Rights Agreement, dated as of February 15,
                        2001, among priceline.com Incorporated, Prime Pro Group
                        Limited and Forthcoming Era Limited.
      10.59             Amended and Restated Employment Agreement, dated
                        December 20, 2000, by and between priceline.com
                        Incorporated and Daniel H. Schulman.
      10.60             Promissory Note, Dated July 2, 1999, by and between
                        priceline.com Incorporated and Daniel H. Schulman.
      10.61             Amended and Restated Employment Agreement, dated
                        November 20, 2000, by and between priceline.com
                        Incorporated and Jeffery H. Boyd.
      10.62             Employment Agreement, dated November 20, 2000, by and
                        between priceline.com Incorporated and Robert Mylod.
      10.63             Employment Agreement, dated November 20, 2000, by and
                        between priceline.com Incorporated and Michael McCadden.
      10.64             Employment Agreement, dated December 20, 2000, by and
                        between priceline.com Incorporated and Ronald Rose.
      10.65             Amended Participation Warrant Agreement, dated November
                        2, 2000, by and between priceline.com Incorporated and Delta Air Lines, Inc.
      23.1              Consent of Deloitte & Touche LLP.

----------
(a) Previously filed as an exhibit to the Form S-1 (Registration No. 333-69657) filed in connection with priceline.com's initial public offering and incorporated herein by reference.
(b) Previously filed as an exhibit to the Form 10-Q filed on May 17, 1999 and incorporated herein by reference.
(c) Previously filed as an exhibit to the Form S-1 (Registration No. 333-83513) filed in connection with priceline.com's secondary public offering and incorporated herein by reference.
(d) Previously filed as an exhibit to the Form 10-Q for the quarterly period ended September 30, 1999.
(e) Previously filed as an exhibit to the Form 10-K for the year ended December 31, 1999.
(f) Previously filed as an exhibit to the Form 10-Q for the quarterly period ended March 31, 2000.
(g) Previously filed as an exhibit to the Form 10-Q for the quarterly period ended June 30, 2000.
(h) Previously filed as an exhibit to the Form 10-Q for the quarterly period ended September 30, 2000.

(i)   Previously filed as an exhibit to the Form 8-K filed on February 8, 2001.
(j)   Previously filed as an exhibit to the Form S-8 filed on February 14, 2001.
(k)   Previously filed as an exhibit to the Form 8-K filed on February 20, 2001.
+ Certain portions of this document have been omitted pursuant to a confidential treatment request.


80