Form 10-Q
period 2001-03-31
PRICELINE COM INC
filed 2001-05-15
CIK 1075531

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________ to __________

                         Commission File Number 0-25581

                           PRICELINE.COM INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                              06-152849
-------------------------------                           ----------------------
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

Number of shares of Common Stock outstanding at May 10, 2001:

Common Stock, par value $0.008 per share                          201,545,109
----------------------------------------                      ------------------
               (Class)                                        (Number of Shares)
                           priceline.com Incorporated
                                    Form 10-Q

                      For the Quarter Ended March 31, 2001

PART I - UNAUDITED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Consolidated Balance Sheets at March 31, 2001 and December 31, 2000.....................3
Consolidated Statements of Operations For the Three Months
    Ended March 31, 2001 and 2000.......................................................4
Consolidated Statement of Changes in Stockholders' Equity For the Three Months
    Ended March 31, 2001................................................................5
Consolidated Statements of Cash Flows For the Three Months Ended March 31, 2001
     and 2000...........................................................................6
Notes to Unaudited Consolidated Financial Statements....................................7

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        of Operations..................................................................13

Item 3. Quantitative and Qualitative Disclosures About Market Risk.....................30

PART II - OTHER INFORMATION

Item 1. Legal Proceedings..............................................................30
Item 2. Changes in Securities and Use of Proceeds......................................30
Item 6. Exhibits & Reports on Form 8-K.................................................30

SIGNATURES.............................................................................31

PART I - UNAUDITED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                           priceline.com Incorporated
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                              March 31,       December 31,
                                                                                                2001             2000
                                                                                                ----             ----
                                     ASSETS                                                  (unaudited)
Current assets:
     Cash and cash equivalents .........................................................     $    98,698      $    77,024
     Restricted cash ...................................................................          17,514           13,568
     Short-term investments ............................................................          26,394           10,952
     Accounts receivable, net of allowance for doubtful accounts of $1,555 and $2,372 ..          20,706           13,889
     Prepaid expenses and other current assets .........................................          15,187           15,790
                                                                                             -----------      -----------
       Total current assets ............................................................         178,499          131,223
Property and equipment, net ............................................................          35,861           37,083
Related party receivable ...............................................................           3,183            3,503
Warrants to purchase common stock of licensees .........................................           3,250            3,250
Other assets ...........................................................................          19,769           20,019
                                                                                             -----------      -----------
       Total assets ....................................................................     $   240,562      $   195,078
                                                                                             ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ..................................................................     $    51,377      $    40,691
     Accrued expenses ..................................................................          26,630           33,172
     Other current liabilities .........................................................           4,978            5,434
                                                                                             -----------      -----------
       Total current liabilities .......................................................          82,985           79,297
                                                                                             -----------      -----------
Accrued expenses .......................................................................           4,747            5,108
                                                                                             -----------      -----------
       Total liabilities ...............................................................          87,732           84,405
                                                                                             -----------      -----------

MANDATORILY REDEEMABLE CONVERTIBLE SERIES A PREFERRED STOCK ............................              --          359,580

MANDATORILY REDEEMABLE SERIES B PREFERRED STOCK ........................................          80,000               --

Stockholders' equity:
   Common stock, $0.008 par value, authorized 1,000,000,000 shares; issued 206,293,440
     and 181,798,204 shares, respectively ..............................................           1,650            1,454
   Treasury stock, 5,450,236 shares ....................................................        (326,633)        (326,633)
   Additional paid-in capital ..........................................................       1,948,533        1,618,956
   Deferred compensation ...............................................................          (8,471)         (13,053)
   Accumulated other comprehensive loss ................................................              --           (1,156)
   Accumulated deficit .................................................................      (1,542,249)      (1,528,475)
                                                                                             -----------      -----------
       Total stockholders' equity ......................................................          72,830         (248,907)
                                                                                             -----------      -----------
Total liabilities and stockholders' equity .............................................     $   240,562      $   195,078
                                                                                             ===========      ===========

                 See notes to consolidated financial statements.

                           priceline.com Incorporated
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (In thousands, except per share data)

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                       2001           2000
                                                       ----           ----

Travel revenues ...............................     $ 267,020      $ 311,607
Other revenues ................................         2,684          2,191
                                                    ---------      ---------
  Total revenues ..............................       269,704        313,798

Cost of travel revenues .......................       225,496        264,670
Cost of other revenues ........................         1,093            101
Supplier warrant costs ........................            --            381
                                                    ---------      ---------
    Total costs of revenues ...................       226,589        265,152
                                                    ---------      ---------

Gross profit ..................................        43,115         48,646
                                                    ---------      ---------

Operating expenses:
  Sales and marketing .........................        30,623         40,449
  General and administrative ..................         9,404         12,704
  Payroll tax expense on employee stock
    options ...................................            23          5,907
  Stock based compensation ....................         5,157             --
  Systems and business development ............        11,112          5,868
  Restructuring charge ........................         1,400             --
                                                    ---------      ---------
    Total operating expenses ..................        57,719         64,928
                                                    ---------      ---------

Operating loss ................................       (14,604)       (16,282)

Other income (expense):
  Loss on sale of equity investment ...........          (946)            --
  Interest income .............................         1,776          2,715
                                                    ---------      ---------
    Total other income ........................           830          2,715
                                                    ---------      ---------

Net loss ......................................       (13,774)       (13,567)

Net loss applicable to common
  stockholders ................................     $ (13,774)     $ (13,567)
                                                    =========      =========

Net loss applicable to common
  stockholders per basic and diluted
  common share ................................     $   (0.07)     $   (0.08)
                                                    =========      =========

Weighted average number of basic and diluted
  common shares outstanding ...................       188,589        166,467
                                                    =========      =========

                See notes to consolidated financial statements.

                           priceline.com Incorporated
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                              AS OF MARCH 31, 2001
                                   (unaudited)
                                 (In thousands)

                                                                        Accumulated
                              Common Stock   Additional                    Other        Treasury Stock
                             --------------    Paid-in    Accumulated  Comprehensive   -----------------      Deferred
                             Shares  Amount    Capital      Deficit        Income      Shares     Amount    Compensation    Total
                             ------  ------    -------      -------        ------      ------     ------    ------------    -----
Balance, January 1, 2001    181,798  $1,454  $1,618,956   $(1,528,475)    $(1,156)    (5,450)   $(326,633)    $(13,053)   $(248,907)

Net loss applicable to
common stockholders              --      --          --       (13,774)         --         --           --           --      (13,774)

Sale of equity investments       --      --          --            --       1,156         --           --           --        1,156

Exchange of preferred
stock                            --      --     279,530            --          --         --           --           --      279,530
Issuance of common
stock under deferred
compensation plans              120       1         265            --          --         --           --         (266)          --

Amortization of deferred
compensation                     --      --          --            --          --         --           --        4,848        4,848

Sale of common stock         23,809     191      49,331            --          --         --           --           --       49,522

Exercise of stock options       566       4         451            --          --         --           --           --          455
                            -------  ------  ----------   -----------     -------     ------    ---------     --------    ---------

Balance, March 31, 2001     206,293  $1,650  $1,948,533   $(1,542,249)    $    --     (5,450)   $(326,633)    $ (8,471)   $  72,830
                            =======  ======  ==========   ===========     =======     ======    =========     ========    =========

                 See notes to consolidated financial statements.

                           priceline.com Incorporated
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (In thousands)

                                                                          Three Months Ended
                                                                               March 31,

                                                                           2001         2000
                                                                           ----         ----
OPERATING ACTIVITIES:
Net loss ...........................................................    $(13,774)    $ (13,567)
Adjustments  to  reconcile  net loss to net cash  used in  operating activities:
    Depreciation and amortization ..................................       4,099         2,672
    Provision for uncollectible accounts ...........................       1,875         1,114
    Warrant costs ..................................................          --           381
    Net loss on sale of equity investments .........................         946            --
    Acceleration of stock options ..................................          61            --
    Amortization of deferred compensation ..........................       4,848            --
Changes in assets and liabilities:
    Accounts receivable ............................................      (8,372)      (36,742)
    Prepaid expenses and other current assets ......................         603         1,836
    Accounts payable and accrued expenses ..........................       3,327        35,180
    Other ..........................................................         130         3,644
                                                                        --------     ---------
Net cash used in operating activities ..............................      (6,257)       (5,482)
                                                                        --------     ---------

INVESTING ACTIVITIES:
    Additions to property and equipment ............................      (2,816)      (11,796)
    Purchase of investments ........................................          --       (15,401)
    Proceeds from sales/maturities of investments ..................         770            --
    Funding of restricted cash and bank certificate of deposits ....      (3,946)        1,462
    (Purchase of) proceeds from sale of  marketable securities .....     (16,003)       15,146
                                                                        --------     ---------
Net cash used in investing activities ..............................     (21,995)      (10,589)
                                                                        --------     ---------

FINANCING ACTIVITIES:
    Payment of capital lease obligations ...........................          --            (6)
    Proceeds from sale of common stock/purchase of warrants, net ...      49,471            --
    Proceeds from exercise of stock options ........................         455        10,222
                                                                        --------     ---------
Net cash provided by financing activities ..........................      49,926        10,216
                                                                        --------     ---------
Net increase (decrease) in cash and cash equivalents ...............      21,674        (5,855)
Cash and cash equivalents, beginning of period .....................      77,024       124,383
                                                                        --------     ---------
Cash and cash equivalents, end of period ...........................    $ 98,698     $ 118,528
                                                                        ========     =========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the period for interest .......................    $      0     $       1
                                                                        ========     =========

                See notes to consolidated financial statements.

                           priceline.com Incorporated
              Notes to Unaudited Consolidated Financial Statements

1. BASIS OF PRESENTATION

      The Company is responsible for the unaudited financial statements included in this document. The financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operating results. The Company prepared the condensed financial statements following the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, the Company condensed or omitted certain footnotes or other financial information that are normally required by GAAP for annual financial statements. As these are condensed financials, one should also read the financial statements in the Company's December 31, 2000, Form 10-K.

      Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

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

3. NEW ACCOUNTING POLICY

      The Company adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") on January 1, 2001. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, all derivatives are required to be recorded as either assets or liabilities and the instruments are required to be measured at fair value. Gains or losses resulting from changes in the values of those derivatives are to be recognized immediately or deferred depending on the use of the derivative and whether or not it qualifies as a hedge. The adoption in the first quarter 2001 of SFAS No. 133 did not have a significant impact on the consolidated balance sheet, statement of operations, or cash flows.

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

4. RESTRUCTURING AND SPECIAL CHARGES

      In the first quarter of 2001, the Company recorded a restructuring charge of approximately $1.4 million. This restructuring related primarily to the Company's reduction of its workforce in February 2001. The charge relates primarily to severance payments and the Company believes that the entire amount of the charge will be disbursed during 2001.

      During the year ended December 31, 2000, the Company recorded restructuring charges of approximately

$32.0 million and a special charge of approximately $34.8 million. The following are the changes in the related liability (included in accounts payable and long-term accrued expenses) during the first quarter of 2001 (in thousands):

                                       Restructuring     Special         Total
                                       -------------     -------         -----

Accrued at December 31, 2000             $ 13,470       $ 11,093       $ 24,563

Disbursed in 2001                          (4,861)        (6,190)       (11,051)

2001 restructuring charge                   1,400             --          1,400
                                         --------       --------       --------

Accrued at March 31, 2001                $ 10,009       $  4,903       $ 14,912
                                         ========       ========       ========

At March 31, 2001:
         Current Portion                 $  5,464       $  4,701       $ 10,165
         Long-term portion                  4,545            202          4,747

5. OTHER ASSETS AND WARRANTS TO PURCHASE COMMON STOCK OF LICENEES

Other assets consists of the following as of March 31, 2001 (in thousands):

Convertible loans and other advances - priceline Asia                       $11,110
Convertible loans and other advances - Alliance Partner Capital/My Price      6,456
Other                                                                         2,203
                                                                            -------
Total                                                                       $19,769
                                                                            =======

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

      At March 31, 2001, the warrants to purchase shares of priceline.com Europe Ltd. are carried at cost, $3.2 million, which the Company believes approximates the fair value. The Company purchased these warrants for cash in 2000. The underlying shares are not publicly traded.

6. COMPREHENSIVE LOSS

Following are components of the Company's comprehensive loss (in thousands):

                                            Three Months Ended    Three Months Ended
                                               March 31, 2001       March 31, 2000
Net loss applicable to common stockholders        $(13,774)            $(13,567)
Other comprehensive income:
         Unrealized gain on investments                 --                5,969
                                                  --------             --------
         Total comprehensive loss                 $(13,774)            $ (7,598)
                                                  ========             ========

7. STOCKHOLDERS' EQUITY

      During the first quarter 2001, the Company sold approximately 23.8 million shares of its Common Stock to Hutchison Whampoa Limited and Cheung Kong (Holdings) Limited in a private placement. The net proceeds were approximately $49.5 million. Hutchison Whampoa Limited also received a seat on the Company's Board of Directors. At the same time, Hutchison purchased $9.5 million worth of Hutchison-Priceline Limited convertible notes. In connection with the sale, Hutchison received the right, for a period of six months, to negotiate with the Company for the establishment of a potential business in Japan. In June 2000, the Company entered into definitive agreements with subsidiaries of Hutchison Whampoa Limited to introduce the Company's services to several Asian markets. Under the terms of the agreements, the Company licenses its business model and provides expertise in technology, marketing and operations.

      During the first quarter 2001, the Company issued approximately 120,000 shares of restricted stock to employees. The accrual for the shares issued was recorded at the market value on the date of grant ($2.2187) and will be expensed over the vesting period.

8. DELTA AIR LINES

      During the first quarter 2001, Delta Air Lines, Inc. ("Delta") and the Company agreed to restructure Delta's investment in the Company. Delta exchanged 6,000,000 shares of Series A Convertible Redeemable PIK Preferred Stock for 80,000 shares of a newly created Series B Redeemable Preferred Stock ("Series B Preferred Stock") and a warrant to purchase approximately 27 million shares of the Company's Common Stock at an exercise price of $2.96875 per share.

      The Series B Preferred Stock bears a dividend that is payable through the issuance of approximately 3.0 million shares of the Company's Common Stock each year, subject to adjustment, as defined. The Series B Preferred Stock has a liquidation preference of $1,000 per share, is subject to mandatory redemption on February 6, 2007 or is subject to redemption at the option of Delta or the Company prior to February 6, 2007 in the event the Company consummates any of certain business combination transactions. In the event that any of the business combination transactions occurs before November 16, 2002, Delta would be entitled to a premium payment of $625 per share.

      The warrant provides that at any time the closing sales price of the Company's Common Stock has exceeded $8.90625 (subject to adjustment) for 20 consecutive trading days, the warrant will automatically be exercised.

9. COMMITMENTS AND CONTINGENCIES

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

      On February 5, February 10 and March 31, 1999, the Company filed answers respectively, to the complaint, amended complaint and second amended complaint, in which priceline.com denied the material allegations of liability. On May 19, 2000, the Company filed a motion to dismiss the third amended complaint for failure to state a complaint upon which relief can be granted. The Company strongly disputed the material legal and factual allegations contained in Marketel's third amended complaint and believe that the amended complaint is without merit. In addition, on July 13, 2000, the Company filed a motion for summary judgment alleging that Marketel has not identified legally protectable trade secrets and is not entitled to correction of inventorship of U.S. Patent 5,794,207.

      On December 5, 2000, the United States District Court for the Northern District of California granted priceline.com's motion for summary judgment with respect to Marketel's theft of trade secret and patent inventorship claims, and ruled that there were triable issues of fact as to Marketel's false advertising claims, although Judge Legge volunteered that it was unlikely that Marketel could establish damages and suggested that these claims should be voluntarily dismissed. The false advertising claims were subsequently dismissed by stipulation, and on February 1, 2001, Judge Legge clarified his inventorship ruling in favor of priceline.com and entered final judgment in favor of priceline.com. On March 13, 2001, Marketel filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit. The Company intends to continue defending vigorously against the action. Pursuant to the indemnification obligations contained in the Purchase and Intercompany Services Agreement with Walker Digital, Walker Digital has agreed to indemnify, defend and hold priceline.com harmless for damages, liabilities and legal expenses incurred in connection with the Marketel litigation. However, Walker Digital currently is experiencing financial difficulties and is not honoring its indemnification obligation. We are paying for the defense of this action and recognizing the expense, subject to a reservation of all rights to recover these amounts from Walker Digital.

      On January 8, 2001, the Company settled two lawsuits brought by priceline.com against Microsoft Corporation and Expedia, Inc. in U.S. District Court for the District of Connecticut.

      Subsequent to the Company's announcement on September 27, 2000 that revenues for the third quarter 2000 would not meet expectations, the Company was served with the following putative class action complaints:

          o Weingarten v. priceline.com Incorporated and Jay S. Walker
                   300 CV 1901 (District of Connecticut).
          o        Twardy v. priceline.com Inc.,
                   Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 300 CV 1884 (District of Connecticut).
          o        Berdakina v. priceline.com Inc.,
                   Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 300 CV 1902 (District of Connecticut).
          o        Mazzo v. priceline.com Inc.,
                   Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 300 CV 1924 (District of Connecticut).
          o        Fialkov v. priceline.com Inc.,
                   Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 300 CV 1954 (District of Connecticut).
          o        Licht v. priceline.com Incorporated and
                   Jay S. Walker 300 CV 2049 (District of Connecticut).
          o        Ayach v. priceline.com Inc.,
                   Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 300 CV 2062 (District of Connecticut).

          o        Zia v. priceline.com Inc.,
                   Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 300 CV 1968 (District of Connecticut).
          o        Mazzo v. priceline.com Inc.,
                   Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 300 CV 1980 (District of Connecticut).
          o        Bazag v. priceline.com Inc.,
                   Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 300 CV 2122 (District of Connecticut).
          o        Breier v. priceline.com Inc.,
                   Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 300 CV 2146 (District of Connecticut).
          o        Farzam et al. v. priceline.com Inc.,
                   Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 300 CV 2176 (District of Connecticut).
          o        Caswell v. priceline.com Inc.,
                   Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 300 CV 2169 (District of Connecticut).
          o        Howard Gunty Profit Sharing Plan v. priceline.com Inc.
                   Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 300 CV 1917 (District of Connecticut).
          o        Cerelli v. priceline.com Inc.,
                   Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 300 CV 1918 (District of Connecticut)
          o        Mayer v. priceline.com Inc.,
                   Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 300 CV 1923 (District of Connecticut)
          o        Anish v. priceline.com Inc.,
                   Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 300 CV 1948 (District of Connecticut)
          o        Atkin v. priceline.com Inc.,
                   Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 300 CV 1994 (District of Connecticut).
          o        Lyon v. priceline.com Inc.,
                   Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 300 CV 2066 (District of Connecticut).
          o        Kwan v. priceline.com Inc.,
                   Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 300 CV 2069 (District of Connecticut).
          o        Krim v. priceline.com Inc.,
                   Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 300 CV 2083 (District of Connecticut).
          o        Karas v. priceline.com Inc.,
                   Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 300 CV 2232 (District of Connecticut).
          o        Michols v. priceline.com Inc.,
                   Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 300 CV 2280 (District of Connecticut).

      All of these cases have been transferred to Judge Dominick J. Squatrito, and two groups have filed motions requesting to be appointed as lead plaintiffs and lead counsel. By agreement of counsel, once the lead plaintiffs and lead counsel have been appointed, such lead plaintiffs and counsel shall have forty-five days to file an amended and consolidated complaint, and the Company will thereafter have forty-five days to respond to the amended and consolidated complaint. The Company intends to defend vigorously against these actions.

      In addition, the Company has been served with complaints that purport to be a shareholder derivative action against the Company's Board of Directors and certain of its current executive officers, as well as priceline.com (as a nominal defendant). The complaint alleges breach of fiduciary duty. The actions are captioned Mark Zimmerman v. Jay Walker, R. Braddock, D. Schulman, P. Allaire, R. Bahna, P. Blackney, W. Ford, M. Loeb, N. Nicholas, N. Peretsman, and priceline.com Incorporated 18473-NC (Court of Chancery of Delaware, County of New Castle, State of Delaware). On February 6, 2001, all defendants moved to dismiss the complaint for failure to make a demand upon the Board of Directors and failure to state a cause of action upon which relief can be granted. The parties have stipulated that an amended complaint will be filed after which defendants may renew their motion to dismiss or answer the complaint. The Company intends to defend vigorously against this action.

      On March 16, March 26, and April 27, 2001, respectively, three putative class action complaints were filed in the U.S. District Court for the Southern District of New York naming priceline.com, Inc., Richard S. Braddock, Jay Walker, Paul Francis, Morgan Stanley Dean Witter & Co., Merrill Lynch, Pierce, Fenner & Smith, Inc., BancBoston Robertson Stephens, Inc. and Salomon Smith Barney, Inc. as defendants (01 Civ. 2262, 01 Civ. 2576 and 01 Civ. 3590). The complaints allege, among other things, that priceline.com and the individual defendants named in the complaints violated the federal securities laws by issuing and selling priceline.com common stock in priceline.com's March 1999 initial public offering without disclosing to investors that some of the underwriters in the offering, including the lead underwriters, had allegedly solicited and received excessive and undisclosed commissions from certain investors. The Company intends to defend vigorously against these actions.

      The Company has been informed that a sub-committee of the board of directors of Myprice pty. Ltd. has been formed to evaluate whether a lawsuit should be instituted against priceline.com in connection with its investment in Myprice. If necessary, the Company will defend against any such suit vigorously.

      The Company is cooperating with the Connecticut Attorney General's office concerning complaints by customers received by the Attorney General's office and intend to continue our cooperation.

      From time to time, the Company has been and expects to continue to be subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of third party intellectual property rights by it. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources and could adversely effect priceline.com's results of operations and business.

10. SUBSEQUENT EVENTS

      In May 2001, the Company's Board of Directors announced that Chairman Richard S. Braddock had been reappointed as Chief Executive Officer, effective immediately. Mr. Braddock replaced Daniel H. Schulman, the Company's prior President and Chief Executive Officer. In connection with Mr. Schulman's separation, the Company will record a charge in the second quarter 2001 of $5.8 million. The components of the charge are as follows (in thousands):

Non Cash:
      Acceleration of loan forgiveness .........................          $3,168
      Acceleration of restricted stock vesting .................           1,252
                                                                          ------
         Total non cash charges                                            4,420

Cash:
      Severance, taxes and benefits ............................           1,154
      Legal and other expenses .................................             200
                                                                          ------
         Total cash charges                                                1,354
                                                                          ------
         Total                                                            $5,774
                                                                          ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with our financial statements, including the notes to those statements, included elsewhere in this Form 10-Q, and the Section entitled "Special Note Regarding Forward Looking Statements" in this Form 10-Q. As discussed in more detail in the Section entitled "Special Note Regarding Forward Looking Statements," this discussion contains forward-looking statements which involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause those differences include, but are not limited to, those discussed in "Factors That May Affect Future Results."

      Overview

      We have pioneered a unique e-commerce pricing system known as a "demand collection system" that enables consumers to use the Internet to save money on a wide range of products and services while enabling sellers to generate incremental revenue. Using a simple and compelling consumer proposition - Name Your Own PriceSM - we collect consumer demand, in the form of individual customer offers, for a particular product or service at a price set by the customer. We then communicate that demand directly to participating sellers or access a proprietary database of inventory available to us for purchase and, based upon the customer's offer price, elect whether or not to accept that customer's offer. Consumers agree to hold their offers open for a specified period of time and, once fulfilled, offers generally cannot be canceled. We benefit consumers by enabling them to save money, while at the same time benefiting sellers by providing them with an effective revenue management tool capable of identifying and capturing incremental revenues. By requiring consumers to be flexible with respect to brands, sellers and product features, we enable sellers to generate incremental revenue without disrupting their existing distribution channels or retail pricing structures.

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

      On February 8, 2001, we announced that Delta Air Lines, Inc. had agreed to restructure its investment in priceline.com. Under the terms of the agreement, Delta exchanged 6 million shares of Series A Convertible Redeemable PIK Preferred Stock of priceline.com for 80,000 shares of Series B Redeemable Preferred Stock of priceline.com and received warrants to purchase approximately 27 million shares of our common stock at an exercise price of $2.97 per share. The Series B Preferred Stock has an aggregate liquidation preference of $80.0 million and will pay dividends of approximately 3.0 million shares of priceline.com common stock per year. The Series B Preferred Stock is mandatorily redeemable on February 6, 2007 and can be redeemed, at either priceline.com's or Delta's option, upon a change of control of priceline.com. The warrants to purchase shares of priceline.com common stock issued to Delta are fully vested and can be exercised at Delta's election at any time prior to the redemption of the Series B Preferred Stock. To pay the exercise price of the warrants, Delta will surrender shares of preferred stock valued at the liquidation preference per share. In connection with the restructuring, Delta received certain registration rights. See "Recent Developments" below.

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

      On February 15, 2001, we also announced that we had implemented an additional reduction in our work-force in an attempt to reduce costs. As a result, we reduced our work-force by 25 full-time employees and had approximately 359 full-time employees as of March 28, 2001. As a result of this reduction in our work-force, we recorded a restructuring charge of $1.4 million in the first quarter 2001.

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

Recent Developments

      On May 4, 2001, Delta Air Lines, Inc. notified us that they were exercising warrants to purchase 4.0 million shares of priceline.com common stock. The warrants were issued to Delta in February 2001 in connection with Delta's exchange of priceline.com Series A Preferred Stock for Series B Preferred Stock. As required by the terms of the warrants, Delta exercised the warrants by surrendering 11,875 shares of Series B Preferred Stock. As a result, on May 4, 2001, after giving effect to the exercise of the warrants, there were 68,125 shares of Series B Preferred Stock outstanding having an aggregate liquidation preference of approximately $68.1 million. As a result of this exercise, the Series B Preferred Stock will pay dividends of approximately 2.45 million shares of priceline.com common stock per year.

      On May 7, 2001, our Board of Directors announced that Chairman Richard S. Braddock had been reappointed as Chief Executive Officer, effective immediately. Mr. Braddock replaced Daniel H. Schulman, our prior President and Chief Executive Officer. We also announced that Chief Operating Officer Jeffery H. Boyd was named President of the Company. Mr. Braddock will continue to serve as the Chairman of our Board of Directors. Mr. Braddock previously acted as our Chief Executive Officer from July 1998 to May 2000.

      In connection with Mr. Schulman's separation, we will record a charge of approximately $5.8 million in the second quarter 2001, primarily as the result of the acceleration of the forgiveness of loans to Mr. Schulman and the acceleration of the vesting of restricted stock, each of which were required by the terms of Mr. Schulman's employment agreement.

Results of Operations

Three Months Ended March 31, 2001 compared to Three Months Ended March 31, 2000

      Revenues

                                               Three Months Ended           %
                                                     March 31,           Change
                                                     ---------           ------
                                                      ($000)
                                                2001          2000
                                                ----          ----

Travel Revenues ........................      $267,020      $311,607     (14.3)%
Other Revenues .........................         2,684         2,191      22.5%
                                              --------      --------     -----

Total Revenues .........................      $269,704      $313,798     (14.1)%

      Revenues for the three months ended March 31, 2001 and 2000 consisted primarily of: (1) travel revenues and (2) other revenues.

      Travel Revenues

      Travel revenues for the three months ended March 31, 2001 consisted primarily of: (1) transaction revenues representing the selling price of airline tickets, hotel rooms and rental cars; and (2) ancillary fees we earned in connection with the sale of our travel products, including Worldspan reservation booking fees and customer processing fees. Travel revenues for the three months ended March 31, 2000 consisted primarily of: (1) transaction revenues representing the selling price of airline tickets, hotel rooms and rental cars; and (2) ancillary fees we earned in connection with the sale of our travel products, including Worldspan reservation booking fees, customer processing fees and fee income from marketing programs offered in connection with the sale of airline tickets, hotel rooms and rental cars.

      During the three months ended March 31, 2001, we sold approximately 1.1 million, 433,000 and 607,000 airline tickets, hotel room nights and rental car days, respectively. During the three months ended March 31, 2000, we sold approximately 1.3 million, 410,000 and 230,000 airline tickets, hotel room nights and rental car days, respectively.

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

                                                        Unique Offers For
                                                        -----------------

                                                 Airline      Hotel       Rental
                                                 Tickets      Rooms        Cars
                                                 -------      -----        ----

Three Months Ended         March 31, 2001         50.9%       53.5%        46.2%

Three Months Ended         March 31, 2000         44.0%       47.0%        41.6%

      We added approximately 891,000 new customers during the three months ended March 31, 2001 compared to 1.5 million new customers during the three months ended March 31, 2000. In addition, we generated approximately 1.2 million repeat customer offers during the three months ended March 31, 2001 compared to 833,000 repeat customer offers during the three months ended March 31, 2000. A unique customer is defined as someone who has made a guaranteed offer for at least one of our products. We believe that the quarter over quarter decline in the number of new customer offers was primarily the result of a decrease in the momentum of our business in the second half of 2000 as the result of, among other things, the closing of WebHouse Club, Inc., one of our licensees, negative news stories related primarily to customer service issues and the decline in our stock price, all of which continued to have negative impact on our business in the first quarter 2001.

      Travel revenues for the three months ended March 31, 2001 decreased approximately 14.3% to $267.0 million from approximately $311.6 million for the three months ended March 31, 2000, primarily as a result of the decrease in the momentum of our business in the second half of 2000 due to the factors described above and an attempt to increase travel margins over 2000 levels. Ancillary fee revenues we earned in connection with the sale of our travel products for the three months ended March 31, 2001 increased from the same period a year ago primarily as a result of an increase in our customer processing fees in the airline and hotel room and rental car services.

      Seasonal variations in our travel business, where the third and fourth quarters are typically weaker than the first two quarters, have historically and are expected to continue to impact our travel revenues. Travel products, particularly airline tickets, continue to account for the majority of our revenue.

      Other Revenues

      Other revenues during the three months ended March 31, 2001 consisted primarily of: (1) transaction revenues and fees from our long distance phone service and (2) commissions and fees from our home financing and automobile services, and license fees from our international licensees. Other revenues during the three months ended March 31, 2000 consisted primarily of commissions and fees from our home financing and automobile services and WebHouse Club licensee.

      Other revenues for the three months ended March 31, 2001 increased approximately 22.5% to $2.7 million from $2.2 million for the three months ended March 31, 2000, primarily as a result of the introduction of long distance services during the second quarter 2000 and an increase in fee income received from our financial and auto service products, which were introduced in the first quarter of 2000.

Cost of Revenues and Gross Profit

                                         Three Months Ended                 %
                                               March 31,                 Change
                                               ---------                 ------
                                                ($000)
                                         2001           2000
                                         ----           ----
Cost of Travel Revenues ...........   $  225,496     $  265,051          (14.9)%
   % of Travel Revenues ...........         84.4%          85.1%
Cost of Other Revenues ............   $    1,093     $      101          982.2%
   % of Other Revenues ............         40.7%           4.6%
Total Cost of Revenues ............   $  226,589     $  265,152          (14.5)%
   % of Revenues ..................         84.0%          84.5%

      Cost of Revenues

      Cost of Travel Revenues. Cost of travel revenues consist of product costs and supplier warrant costs. For the three months ended March 31, 2001 and 2000, product costs consisted of: (1) the cost of airline tickets from our suppliers, net of the federal air transportation tax, segment fees and passenger facility charges imposed in connection with the sale of airline tickets; (2) the cost of hotel rooms from our suppliers, net of hotel tax; and (3) the cost of rental cars from our suppliers, net of applicable taxes.

      Cost of Other Revenues. For the three months ended March 31, 2001, cost of other revenues consisted of the cost of long distance telephone service.

      Gross Profit

                                            Three Months Ended              %
                                                 March 31,               Change
                                                 ---------               ------
                                                  ($000)
                                            2001          2000
                                            ----          ----
Travel Gross Profit .................    $  41,524     $  46,556         (10.8)%
    Travel Gross Margin .............         15.6%         14.9%
Other Gross Profit ..................    $   1,591     $   2,090         (23.9)%
   Other Gross Margin ...............         59.3%         95.4%
Total Gross Profit ..................    $  43,115     $  48,646         (11.4)%
   Total Gross Margin ...............         16.0%         15.6%

      Travel Gross Profit. Travel gross profit consists of travel revenues less the cost of travel revenues. For the three months ended March 31, 2001, travel gross profit decreased over the same period in 2000 as a result of the decline in transaction volume as the result of the decline in the momentum of our business described above. We have increased the average margin on air tickets and hotel rooms as compared to the same period in 2000. The fee portion of the travel transactions are an integral component in pricing acceptance decisions we make.

      For the three months ended March 31, 2001, consistent with our intentions, travel gross margin increased from the same period of 2000 as a result of increased average margin on air tickets and hotel rooms and increased Worldspan and customer processing fees. We intend to continue to improve travel gross margin slightly in 2001, which may adversely affect our ability to promote top-line revenue growth.

      Other Gross Profit. Other gross profit consists of other revenues less the cost of other revenues.

Operating Expenses

      Sales and Marketing

                                                Three Months Ended          %
                                                     March 31,           Change
                                                     ---------           ------
                                                       ($000)
                                                 2001          2000
                                                 ----          ----
Advertising ...............................     $16,189      $20,339     (20.4)%
Other Sales & Marketing ...................      14,434       20,110     (28.2)%
                                                -------      -------
Total .....................................     $30,623      $40,449     (24.3)%
% of Revenues .............................        11.4%        12.9%

      Sales and marketing consists of advertising expenses and other sales and marketing expenses. Advertising expenses consist primarily of: (1) television and radio advertising; (2) agency fees and production costs for television and radio commercials; and (3) on-line and print advertisements. For the three months ended March 31, 2001, advertising expenses decreased over the same period in 2000 primarily due to an overall decline in the cost of advertising and an effort to reduce our advertising spending. We intend to continue to pursue an advertising and branding campaign at lower spending levels. We intend to decrease significantly our advertising expense in the remainder of 2001 from levels in corresponding periods of 2000 and place greater reliance on tactical radio and direct marketing programs and campaigns targeting our large customer base. There can be no assurance that we will be successful in achieving revenue growth targets as advertising spending is reduced.

      Other sales and marketing expenses consist primarily of: (1) credit card processing fees; (2) fees paid to third-party service providers that operate our call centers; (3) provisions for customer credit card charge-backs; and (4) compensation for our sales and marketing personnel. For the three months ended March 31, 2001, other sales and marketing expenses decreased over the same period in 2000 due to decreases in customer offers and revenue as well as reductions in the average credit card and customer service transaction costs.

      General and Administrative

                                                  Three Months Ended        %
                                                       March 31,         Change
                                                       ---------         ------
                                                         ($000)
                                                   2001        2000
                                                   ----        ----
General & Administrative .....................   $ 9,404     $12,704     (26.0)%
Payroll Tax Expense on Employee
    Stock Options ............................        23       5,907     (99.6)%
Stock Based Compensation .....................     5,157          --
                                                 -------     -------
Total ........................................   $14,584     $18,611     (49.3)%
% of Revenues ................................       5.4%        5.9%

      General and administrative expenses consist primarily of: (1) compensation for personnel; (2) fees for outside professionals; (3) telecommunications costs; and (4) occupancy expenses. General and administrative expenses decreased during the three months ended March 31, 2001 over the same period in 2000 as a result of decreased headcount and resulting payroll and overhead costs associated with the shift in focus to our core travel products and the indefinite postponement of other product initiatives. In addition, for the three months ended March 31, 2001, we incurred charges of approximately $23,000 for payroll taxes relating to options exercised under our employee stock option plans. For the three months ended March 31, 2000, payroll taxes relating to options exercised in accordance with our employee stock option plans amounted to $5.9 million. Additionally, in 2001, the Company incurred approximately $5.2 million of amortization of deferred compensation related primarily to the grant of restricted stock in the fourth quarter 2000.

      Systems and Business Development

                                            Three Months Ended               %
                                                  March 31,               Change
                                                  ---------               ------
                                                   ($000)
                                             2001         2000
                                             ----         ----
Systems & Business Development .......    $  11,112     $   5,868          89.4%
% of Revenues ........................          4.1%          1.9%

      Systems and business development expenses consist primarily of: (1) payments to outside contractors, (2) depreciation and amortization on computer hardware and software, (3) compensation to our information technology and product development staff, and (4) data communications and other expenses associated with operating our internet site. For the three months ended March 31, 2001, systems and business development expenses increased over the same periods in 2000 due primarily to increases in depreciation and amortization, costs associated with improving the redundancy of our data center, and a decrease in the amounts reimbursed by licensees.

Restructuring Charge

      In the first quarter 2001, we recorded a restructuring charge of approximately $1.4 million. The restructuring related primarily to the reduction of our work force in February 2001. The charge relates primarily to severance payments and we believe the entire amount of the charge will be disbursed during 2001.

Interest Income, Net

                                            Three Months Ended              %
                                                 March 31,               Change
                                                 ---------               ------
                                                  ($000)
                                           2001           2000
                                           ----           ----
Interest Income, Net ..............       $1,776         $2,715          (34.6)%

      For the three months ending March 31, 2001, interest income on cash and marketable securities decreased primarily due to lower cash balances available for investment.

Liquidity and Capital Resources

      As of March 31, 2001, we had approximately $142.6 million in cash, cash equivalents, restricted cash and short-term investments. Approximately $17.5 million is restricted cash collateralizing certain letters of credit issued in favor of certain suppliers and landlords. We generally invest excess cash, cash equivalents and short-term investments predominantly in debt instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes.

      Net cash used in operating activities was $6.3 million for the three months ended March 31, 2001. Net cash used by operating activities during the first quarter of 2001 was primarily attributable to net loss from operations and an increase in accounts receivables. Net cash used in operating activities was $5.5 million for the three months ended March 31, 2000. Net cash used in operating activities during the first quarter of 2000 was primarily attributable to net losses from operations and an increase in accounts receivables.

      Net cash used in investing activities was $22.0 million and $10.6 million for the three months ended March 31, 2001 and 2000, respectively. Net cash used in investing activities for the first quarter 2001 was primarily related to the purchase of short-term marketable securities. In the first quarter 2000, we purchased property and equipment and made certain minority equity investments.

      In December 1999, we made an investment of $2.0 million in Lending Tree. In the first quarter 2001, we incurred a $946,000 loss on the sale of all of our holdings in Lending Tree.

      We have certain commitments for capital expenditures as part of our ongoing business cycle. None of these commitments are material to our financial position either individually or in the aggregate. Capital expenditures for 2001 are expected to be approximately $15.0 million to $20.0 million and will be primarily focused on computer equipment, software and internally developed software.

      Net cash provided by financing activities was $49.9 million for the three months ended March 31, 2001, primarily as a result of the sale of 23.8 million shares of common stock at a price of $2.10 per share to Hutchison-Whampoa Limited and Cheung Kong (Holdings) Limited in February 2001. Net cash provided by financing activities was $10.2 million for the three months ended March 31, 2000, primarily as a result of the exercise of stock options by employees.

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

      We Are Not Profitable and May Continue to Incur Losses

      As of March 31, 2001, we had an accumulated deficit of $1.5 billion. We have not achieved profitability and may continue to incur losses. A substantial portion of our revenues to date have been derived from travel products. Over time, we may introduce new products and services. With respect to current product and service offerings, we may not have decreased our operating expenses in connection with our recent restructuring sufficiently to attain profitability. With respect to possible future product and service offerings, we may have to increase our operating expenses. For us to make a profit, our revenues and gross profit margins will need to increase sufficiently to cover these and other possible future costs. Otherwise, we may never achieve profitability.

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

      We Are Dependent On the Airline Industry and Certain Airlines

      Our financial prospects are significantly dependent upon our sale of leisure airline tickets. Sales of leisure airline tickets represented a substantial majority of total revenue for the three months ended March 31, 2001. Leisure travel, including the sale of leisure airline tickets, is dependent on personal discretionary spending levels. As a result, sales of leisure airline tickets and other leisure travel products tend to decline during general economic downturns and recessions. In addition, unforeseen events, such as political instability, regional hostilities, increases in fuel prices, imposition of taxes or surcharges by regulatory authorities, travel-related accidents and unusual weather patterns also may adversely affect the leisure travel industry. As a result, our business also is likely to be affected by those events. Further, work stoppages or labor unrest at any of the major airlines could materially and adversely affect the airline industry and, as a consequence, our business.

      Sales of airline tickets from our seven largest airline suppliers accounted for approximately 90.8% and 92.4%, respectively, of airline ticket revenue for the three months ended March 31, 2000 and 2001, respectively. As a result, currently we are substantially dependent upon the continued participation of these airlines in the priceline.com service in order to maintain and continue to grow our total airline ticket revenues and, as a consequence, our overall revenues. We expect that our travel revenues for the six months ended June 30, 2001, will be significantly less than our travel revenues for the six months ended June 30, 2000.

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

      Legal Proceedings

      We are a party to the legal proceedings described in Item 1 of Part II of this Form 10-Q - "Legal Proceedings." The defense of the actions described in
Item 1 may increase our expenses and an adverse outcome in any of such actions could have a material adverse effect on our business and results of operations.

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

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

      Sections of this Form 10-Q contain forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed, implied or forecasted in any such forward-looking statements.

      Expressions of future goals and similar expressions including, without limitation, "may," "will," "should," "could," "expects," "does not currently expect," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "targets, " or "continue," reflecting something other than historical fact are intended to identify forward-looking statements. The following factors, among others, could cause our actual results to differ materially from those described in the forward-looking statements: adverse changes in our relationships with airlines and other product and service providers; adverse changes in general market conditions for leisure and other travel products; systems-related failures; our ability to protect our intellectual property rights; the effects of increased competition; losses by us and our licensees; any adverse impact from negative publicity and negative customer reaction relating to recent announcements concerning us; legal and regulatory risks; and the ability to attract and retain qualified personnel. These factors and others are described in more detail above in the section entitled "Factors That May Affect Future Results." Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the reports and documents we file from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      Priceline.com currently has no floating rate indebtedness, holds no derivative instruments other than through investments in licensees and does not earn significant foreign-sourced income. Accordingly, changes in interest rates or currency exchange rates do not generally have a direct effect on priceline.com's financial position. However, changes in currency exchange rates may affect the cost of international airline tickets and international hotel reservations offered through the priceline.com service, and so indirectly affect consumer demand for such products and priceline.com's revenue. In addition, to the extent that changes in interest rates and currency exchange rates affect general economic conditions, priceline.com would also be affected by such changes.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      Please see Note 9 to the Notes to Unaudited Consolidated Financial Statements included in this Form 10-Q and Part I, Item 3 of priceline.com's Annual Report on Form 10-K for the year ended December 31, 2000.

Item 2. Changes in Securities and Use of Proceeds

      On February 6, 2001, Delta Air Lines, Inc. exchanged six million shares of Series A Convertible Redeemable PIK Preferred Stock of priceline.com for 80,000 shares of Series B Redeemable Preferred Stock of priceline.com and received warrants to purchase approximately 27 million shares of our common stock at an exercise price of $2.97 per share. In connection with the exchange and the subsequent issuance of Series B preferred stock and warrants, we relied on
Section 3(a)(9) of the Securities Act of 1933, as amended.

      On February 15, 2001, Hutchison Whampoa Limited and Cheung Kong (Holdings) Limited purchased approximately 23.8 million shares of priceline.com common stock at $2.10 per share. In connection with the sale, Hutchison and Cheung Kong received certain registration rights and Hutchison received a seat on our Board of Directors. In connection with the sale of the shares of common stock, we relied on Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibit
Number      Description
------      -----------

10.66 Employment letter, dated February 9, 2001, by and between priceline.com and Peter J. Millones.

(b)   Reports on Form 8-K

      On February 8, 2001, we filed a report on Form 8-K in connection with the restructuring of Delta Air Lines, Inc.'s investment in priceline.com. On February 16, 2001, we filed a report on Form 8-K announcing our fourth quarter 2000 and year-ended 2000 earnings and the investment by Hutchison-Whampoa and Cheung Kong (Holdings) Limited in priceline.com.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             PRICELINE.COM INCORPORATED
                                                     (Registrant)


Date:  May 15, 2001                     By:   /s/ Robert Mylod
                                           -------------------------------------
                                            Name:  Robert Mylod
                                            Title: Chief Financial Officer