Form 10-Q
period 2001-06-30
PRICELINE COM INC
filed 2001-08-14
CIK 1075531

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________ to __________

                         Commission File Number 0-25581

                           PRICELINE.COM INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             Delaware                                   06-152849
---------------------------------------     ------------------------------------
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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject
      to such filing requirements for the past 90 days. YES _X_   NO ___

Number of shares of Common Stock outstanding at August 10, 2001:

   Common Stock, par value $0.008 per share                 220,312,862
--------------------------------------------------   ---------------------------
                   (Class)                               (Number of Shares)
                           priceline.com Incorporated
                                    Form 10-Q

                       For the Quarter Ended June 30, 2001

PART I - UNAUDITED FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets at June 30, 2001 and December 31, 2000 .............    3
Consolidated Statements of Operations For the Three and Six Months
       Ended June 30, 2001 and 2000 ............................................    4
 Consolidated Statement of Changes in Stockholders' Equity For the Six Months
       Ended June 30, 2001 .....................................................    5
 Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2001
        and 2000 ...............................................................    6
Notes to Unaudited Consolidated Financial Statements ...........................    7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
             of Operations .....................................................   13

Item 3. Quantitative and Qualitative Disclosures About Market Risk .............   30

PART II - OTHER INFORMATION

Item 1. Legal Proceedings ......................................................   30
Item 4. Submission of Matters to a Vote of Security Holders.....................   30
Item 6. Exhibits and Reports on Form 8-K .......................................   30

SIGNATURES .....................................................................   32

PART I - UNAUDITED FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                           priceline.com Incorporated
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                            JUNE 30,     DECEMBER 31,
                                                                                              2001            2000
                                                                                           ----------    ------------
                                           ASSETS                                         (unaudited)
Current assets:
     Cash and cash equivalents ........................................................   $   124,284    $    77,024
     Restricted cash ..................................................................        11,015         13,568
     Short-term investments ...........................................................        30,433         10,952
     Accounts receivable, net of allowance for doubtful accounts of $2,108 and $2,372 .        25,839         13,889

     Note receivable ..................................................................         8,500             --
     Prepaid expenses and other current assets ........................................        10,908         15,790
                                                                                          -----------    -----------
        Total current assets ..........................................................       210,979        131,223
Property and equipment, net ...........................................................        34,870         37,083
Related party receivable ..............................................................            41          3,503
Warrants to purchase common stock of licensee .........................................         3,250          3,250
Other assets ..........................................................................        19,521         20,019
                                                                                          -----------    -----------
        Total assets ..................................................................   $   268,661    $   195,078
                                                                                          ===========    ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable .................................................................   $    69,531    $    40,691
     Accrued expenses .................................................................        32,210         33,172
     Other current liabilities ........................................................         5,161          5,434
                                                                                          -----------    -----------
        Total current liabilities .....................................................       106,902         79,297
                                                                                          -----------    -----------
Accrued expenses ......................................................................         3,789          5,108
                                                                                          -----------    -----------
        Total liabilities .............................................................       110,691         84,405
                                                                                          -----------    -----------
MANDATORILY REDEEMABLE CONVERTIBLE SERIES A PREFERRED STOCK ...........................            --        359,580

MANDATORILY REDEEMABLE SERIES B PREFERRED STOCK .......................................        55,032             --

Stockholders' equity (deficiency):
    Common stock, $0.008 par value, authorized 1,000,000,000 shares; issued 214,946,458
         and 181,798,204 shares, respectively .........................................         1,720          1,454
    Treasury stock, 5,450,236 shares ..................................................      (326,633)      (326,633)
    Additional paid-in capital ........................................................     1,971,588      1,618,956
    Deferred compensation .............................................................        (4,304)       (13,053)
    Accumulated other comprehensive loss ..............................................            --         (1,156)
    Accumulated deficit ...............................................................    (1,539,433)    (1,528,475)
                                                                                          -----------    -----------
      Total stockholders' equity (deficiency)..........................................       102,938       (248,907)
                                                                                          -----------    -----------
Total liabilities and stockholders' equity.............................................   $   268,661    $   195,078
                                                                                          ===========    ===========

                 See notes to consolidated financial statements.

                           priceline.com Incorporated
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                               THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                   2001       2000                   2001         2000
                                                 --------   ---------              ---------    ---------
Travel revenues ..............................   $362,492   $ 346,822              $ 629,512    $ 658,429
Other revenues                                      2,264       5,273                  4,948        7,464
                                                 --------   ---------              ---------    ---------
    Total revenues ...........................    364,756     352,095                634,460      665,893

Cost of travel revenues ......................    303,979     296,386                529,475      561,056
Cost of other revenues .......................        671         533                  1,764          634
Supplier warrant costs .......................         --         381                     --          762
                                                 --------   ---------              ---------    ---------
        Total costs of revenues ..............    304,650     297,300                531,239      562,452

Gross profit .................................     60,106      54,795                103,221      103,441
                                                 --------   ---------              ---------    ---------
  Operating expenses:
    Sales and marketing.......................     32,818      37,617                 63,441       78,066
    General and administrative ...............      7,477      15,222                 16,881       27,926
    Payroll tax expense on employee stock
        options ..............................        367       2,507                    390        8,414
    Stock based compensation .................      3,140          --                  8,297           --
    Systems and business development .........      9,892       6,695                 21,004       12,563
    Restructuring charge .....................         --          --                  1,400           --
    Severance charge .........................      5,412          --                  5,412           --
                                                 --------   ---------              ---------    ---------
        Total operating expenses .............     59,106      62,041                116,825      126,969

Operating income (loss) ......................      1,000      (7,246)               (13,604)     (23,528)

Other income:
    Loss on sale of equity investment ........         --          --                   (946)          --
    Interest income ..........................      1,816       2,725                  3,592        5,440
                                                 --------   ---------              ---------    ---------
        Total other income
                                                    1,816       2,725                  2,646        5,440

Net income (loss) ............................      2,816      (4,521)               (10,958)     (18,088)
Preferred stock dividend .....................         --      (7,191)                    --       (7,191)
                                                 --------   ---------              ---------    ---------
Net income (loss) applicable to common
    stockholders .............................   $  2,816   $ (11,712)             $ (10,958)   $ (25,279)
                                                 ========   =========              =========    =========
Net income (loss) applicable to common
    stockholders per basic common share ......   $   0.01   $   (0.07)             $   (0.06)   $   (0.15)
                                                 ========   =========              =========    =========

Weighted average number of basic common
shares outstanding ...........................    196,581     165,399                188,890      166,051
                                                 ========   =========              =========    =========

Net income (loss) applicable to common
    stockholders per diluted common share ....   $   0.01   $   (0.07)             $   (0.06)   $   (0.15)
                                                 ========   =========              =========    =========

Weighted average number of diluted common
shares outstanding ...........................    220,021     165,399                188,890      166,051
                                                 ========   =========              =========    =========

                 See notes to consolidated financial statements.

                           priceline.com Incorporated
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                               AS OF JUNE 30, 2001
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                 ACCUMULATED
                                           COMMON STOCK         ADDITIONAL                          OTHER
                                         ------------------      PAID-IN      ACCUMULATED       COMPREHENSIVE
                                         SHARES     AMOUNT       CAPITAL        DEFICIT            INCOME
                                         -------    -------    -----------    -----------       -------------
Balance, January 1, 2001 ............    181,798    $ 1,454    $ 1,618,956    $(1,528,475)         $(1,156)

Net loss applicable to common
stockholders ........................         --         --             --        (10,958)              --

Sale of equity investments ..........         --         --             --             --            1,156

Exchange of preferred stock .........         --         --        279,530             --               --

Issuance of common stock under
deferred compensation plans .........        170          1            525             --               --

Cancellation of common stock under
deferred compensation
plans ...............................       (500)        (4)          (762)            --               --

Amortization of deferred compensation         --         --             --             --               --
Share withholding ...................       (782)        (6)        (4,431)            --               --

Sale of common stock ................     23,809        191         49,318             --               --

Exercise of stock options and
Warrants ............................     10,451         84         28,452             --               --

Balance, June 30, 2001 ..............    214,946    $ 1,720    $ 1,971,588    $(1,539,433)         $    --
                                        ========    =======    ===========    ===========          =======


                                        TREASURY STOCK
                                     -------------------          DEFERRED
                                     SHARES     AMOUNT          COMPENSATION       TOTAL
                                     ------    ---------        ------------     ---------
Balance, January 1, 2001 .........   (5,450)   $(326,633)        $(13,053)       $(248,907)

Net loss applicable to common
stockholders .....................       --           --               --          (10,958)

Sale of equity investments .......       --           --               --            1,156

Exchange of preferred stock ......       --           --               --          279,530

Issuance of common stock under
deferred compensation plans ......       --           --             (526)              --

Cancellation of common stock under
deferred compensation
plans ............................       --           --              766               --

Amortization of deferred
compensation .....................       --           --            8,509            8,509

Shares reacquired for withholding
  taxes...........................       --           --               --           (4,437)

Sale of common stock .............       --           --               --           49,509

Exercise of stock options and
warrants .........................       --           --               --           28,536
                                     ------    ---------         --------        ---------

Balance, June 30, 2001 ...........   (5,450)   $(326,633)        $ (4,304)       $ 102,938
                                     ======    =========         ========        =========

                 See notes to consolidated financial statements.

                           priceline.com Incorporated
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                         SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                          2001        2000
                                                                       ---------    ---------
OPERATING ACTIVITIES:
Net loss ...........................................................   $ (10,958)   $ (18,088)
Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation and amortization ................................       8,146        6,249
      Provision for uncollectible accounts .........................       6,542        1,800
      Warrant costs ................................................          --          762
      Net loss on sale of equity investments .......................         946           --
      Acceleration of stock options ................................          61           --
      Non-cash severance ...........................................       3,076           --
      Amortization of deferred compensation ........................       8,509           --
Changes in assets and liabilities:
      Accounts receivable ..........................................     (18,126)     (29,718)
      Prepaid expenses and other current assets ....................        (368)      (9,945)
      Accounts payable and accrued expenses ........................      26,286       51,293
      Issuance of short-term note receivable .......................      (3,250)          --
      Other ........................................................         366        1,652
                                                                       ---------    ---------
Net cash provided by operating activities ..........................      21,230        4,005
                                                                       ---------    ---------
INVESTING ACTIVITIES:
      Additions to property and equipment ..........................      (5,800)     (19,843)
      Purchase of convertible notes and warrants of licensees ......          --      (24,706)
      Proceeds from sales of investments ...........................         770       (4,502)
      Funding of restricted cash and bank certificate of deposits ..       2,553          230
      Purchase of marketable securities ............................     (20,042)      (5,000)
                                                                       ---------    ---------
Net cash used in investing activities ..............................     (22,519)     (53,821)
                                                                       ---------    ---------
FINANCING ACTIVITIES:
      Payment of capital lease obligations .........................          --          (14)
      Shares reacquired for withholding taxes.......................      (4,431)          --
      Proceeds from sale of common stock/purchase of warrants, net .      49,459           --
      Proceeds from exercise of stock options ......................       3,521       12,322
                                                                       ---------    ---------
Net cash provided by financing activities ..........................      48,549       12,308
                                                                       ---------    ---------
Net increase (decrease) in cash and cash equivalents ...............      47,260      (37,508)
Cash and cash equivalents, beginning of period .....................      77,024      124,383
                                                                       ---------    ---------
Cash and cash equivalents, end of period ...........................   $ 124,284    $  86,875
                                                                       =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid during the period for interest .....................   $       0    $       1
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

3.    RECENT ACCOUNTING PRONOUNCEMENTS

      In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

4.    RESTRUCTURING, SPECIAL AND SEVERANCE CHARGES

      In the first quarter of 2001, the Company recorded a restructuring charge of approximately $1.4 million. This restructuring charge related primarily to the Company's reduction of its workforce in February 2001. The charge relates primarily to severance payments and the Company believes that the entire amount of the charge will be disbursed during 2001.

      During the year ended December 31, 2000, the Company recorded restructuring charges of approximately $32.0 million and a special charge of approximately $34.8 million. The following are the changes in the related liability (included in accounts payable and long-term accrued expenses) during the first half of 2001 (in thousands):

                                   RESTRUCTURING       SPECIAL        SEVERANCE          TOTAL
                                   -------------       --------       ---------         -------
Accrued at December 31, 2000 .....   $ 13,470          $ 11,093             --          $24,563

2001 restructuring charge ........      1,400                --             --            1,400

2001 severance charge ............         --                --          5,412            5,412

Disbursed during 2001 ............     (6,315)           (6,762)            --          (13,077)

Acceleration of vesting
and loan forgiveness (non-cash) ..         --                --         (4,325)          (4,325)

Accrued at June 30, 2001 .........   $  8,555          $  4,331       $  1,087          $13,973
                                     --------          --------       --------          -------

At June 30, 2001:
   Current Portion ...............   $  4,766          $  4,331       $  1,087          $10,184
   Long-term portion .............      3,789                --             --            3,789


      On May 7, 2001, the Company's Board of Directors announced that Richard S. Braddock had been reappointed as Chief Executive Officer. Mr. Braddock replaced Daniel H. Schulman, the Company's prior President and Chief Executive Officer. In connection with Mr. Schulman's separation from the Company, the Company recorded a severance charge of $5.4 million in the second quarter 2001, primarily as the result of the forgiveness of outstanding loans to Mr. Schulman and the payment of severance, all of which was required by the terms of Mr. Schulman's employment agreement. The Company also accelerated, pursuant to the terms of Mr. Schulman's employment agreement, the vesting of 2,000,000 shares of restricted common stock and 1,000,000 shares underlying stock options granted to Mr. Schulman.

5.    OTHER ASSETS AND WARRANTS TO PURCHASE COMMON STOCK OF LICENSEE

      Other assets consists of the following as of June 30, 2001 (in thousands):

      Convertible loans and other advances - priceline Asia                      $11,110
      Convertible loans and other advances - Alliance Partner Capital/My Price     6,456
      Other                                                                        1,955
                                                                                 -------
      Total                                                                      $19,521
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

      At June 30, 2001, the warrants to purchase shares of priceline.com Europe Ltd. are carried at cost, $3.2 million, which the Company believes approximates the fair value. The Company purchased these warrants for cash in 2000. The underlying shares are not publicly traded.

      On June 28, 2001 and August 10, 2001, priceline.com europe Ltd issued to the Company an $8.5 million promissory note and a $1.5 million promissory note, respectively, in exchange for an aggregate of $10.0 million.

6.    STOCKHOLDERS' EQUITY

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

      During the first quarter 2001, the Company issued 120,000 shares of restricted stock to employees. The accrual for the shares issued was recorded at the market value on the date of grant ($2.2187) and the related compensation expense will be amortized over the vesting period.

      During the second quarter 2001, the Company issued 50,000 shares of restricted stock to employees. The accrual for the shares issued was recorded at the market value on the date of grant ($5.19) and the related compensation expense will be amortized over the vesting period.

      During the second quarter 2001, the Company repurchased shares of common stock, at fair market value upon employee option exercise or share vesting, to meet such employees' minimum tax statutory withholding.

7.    DELTA AIR LINES

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

      Pursuant to the terms of the certificate of designations relating to the Series B Preferred Stock, the Series B Preferred Stock bears a dividend that is payable through the issuance of approximately 3.0 million shares of the Company's common stock each year, subject to adjustment, as defined. The Series B Preferred Stock has a liquidation preference of $1,000 per share, is subject to mandatory redemption on February 6, 2007 or is subject to redemption at the option of Delta or the Company prior to February 6, 2007 in the event the Company consummates any of certain business combination transactions. In the event that any of the business combination transactions occurs before November 16, 2002, Delta would be entitled to a premium payment of $625 per share.

      The warrant provides that at any time the closing sales price of the Company's common stock has exceeded $8.90625 (subject to adjustment) for 20 consecutive trading days, the warrant will automatically be exercised.

      During the second quarter 2001, as the result of the exercise of approximately 8.4 million warrants, the liquidation preference of the Series B preferred stock was reduced from $80 million to approximately $55 million.

      On July 27, 2001, Delta exercised warrants to purchase 10 million shares of the Company's common stock. As a result, the liquidation preference of the Company's outstanding Series B Redeemable Preferred Stock has been reduced to approximately $25 million. In accordance with the terms of the Series B Preferred Stock, the Company delivered 986,491 shares of the Company's common stock to Delta on August 6, 2001 as a dividend payment and, as a result, the Company will record a non-cash dividend of $8.6 million in the third quarter of 2001. As a result of Delta's warrant exercises, the Company's future semi-annual dividend has been reduced to 454,323 shares of common stock.

8.    COMMITMENTS AND CONTINGENCIES

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

      On January 19, 1999, Marketel International Inc. ("Marketel"), a California corporation, filed a lawsuit against priceline.com, among others. On February 22, 1999, Marketel filed an amended and supplemental complaint. On March 15, 1999, Marketel filed a second amended complaint. On May 9, 2000, Marketel filed a third amended complaint against priceline.com and Priceline Travel, Inc. The third amended complaint alleged causes of action for misappropriation of trade secrets, conversion, false advertising and for correction of inventorship of U.S. Patent 5,794,207. In its third amended complaint, Marketel alleged, among other things, that the defendants conspired to misappropriate Marketel's business model, which allegedly was provided in confidence approximately ten years ago. The third amended complaint also alleged that four former Marketel employees are the actual sole inventors or co-inventors of U.S. Patent 5,794,207, which was issued on August 11, 1998 and had been assigned to priceline.com. Marketel asked that the patent's inventorship be corrected accordingly.

      On February 5, February 10 and March 31, 1999, the Company filed answers respectively, to the complaint, amended complaint and second amended complaint, in which priceline.com denied the material allegations of liability. On May 19, 2000, the Company filed a motion to dismiss the third amended complaint for failure to state a complaint upon which relief can be granted. The Company strongly disputed the material legal and factual allegations contained in Marketel's third amended complaint and believe that the amended complaint is without merit. In addition, on July 13, 2000, the Company filed a motion for summary judgment alleging that Marketel had not identified legally protectable trade secrets and is not entitled to correction of inventorship of U.S. Patent 5,794,207.

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

      In addition, the Company has been served with a complaint that purports to be a shareholder derivative action against the Company's Board of Directors and certain of its current executive officers, as well as priceline.com (as a nominal defendant). The complaint alleges breach of fiduciary duty. The action is captioned Mark Zimmerman v. Richard Braddock, J. Walker, D. Schulman, P. Allaire, R. Bahna, P. Blackney, W. Ford, M. Loeb, N. Nicholas, N. Peretsman, and priceline.com Incorporated 18473-NC (Court of Chancery of Delaware, County of New Castle, State of Delaware). On February 6, 2001, all defendants moved to dismiss the complaint for failure to make a demand upon the Board of Directors and failure to state a cause of action upon which relief can be granted. Pursuant to a stipulation by the parties, an amended complaint was filed on June 21, 2001. Defendants may renew their motion to dismiss or answer the complaint by August 20, 2001. The Company intends to defend vigorously against this action.

      On March 16, March 26, April 27, and June 5, 2001, respectively, four putative class action complaints were filed in the U.S. District Court for the Southern District of New York naming priceline.com, Inc., Richard S. Braddock, Jay Walker, Paul Francis, Morgan Stanley Dean Witter & Co., Merrill Lynch, Pierce, Fenner & Smith, Inc., BancBoston Robertson Stephens, Inc. and Salomon Smith Barney, Inc. as defendants (01 Civ. 2262, 01 Civ. 2576, 01 Civ. 3590 and 01 Civ. 4956). SHIVES ET AL. V. BANK OF AMERICA SECURITIES LLC ET AL., 01 Civ. 4956, also names other defendants and states claims unrelated to the Company. The complaints allege, among other things, that priceline.com and the individual defendants named in the complaints violated the federal securities laws by issuing and selling priceline.com common stock in priceline.com's March 1999 initial public offering without disclosing to investors that some of the underwriters in the offering, including the lead underwriters, had allegedly solicited and received excessive and undisclosed commissions from certain investors. The Company intends to defend vigorously against these actions.

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

9.    SUBSEQUENT EVENTS

      On June 5, 2001, Cheung Kong (Holdings) Limited and Hutchison Whampoa Limited announced that they had entered into an agreement to increase their stake in the Company by purchasing an aggregate of 25,028,023 shares of the Company's common stock from the Company's founder Jay S. Walker and his trust. The purchase closed on July 6, 2001. As a result of their purchase, Cheung Kong and Hutchison owned approximately 28% of the Company's outstanding common stock as of August 10, 2001. In connection with the transaction, Cheung Kong and Hutchison received a total of two additional seats on the Company's Board of Directors, bringing their total representation on the Company's Board of Directors to three members.

      On August 11, 2001, pursuant to the terms of a registration rights agreement and stockholders agreement between certain affiliates of Cheung Kong and Hutchison (the "Hutchison Entities") and the Company, the Hutchison Entities requested that the Company file and maintain the effectiveness of a shelf registration statement with respect to all of the shares of the Company's Common stock held by the Hutchison Entities. In connection with the notice to the Company, Cheung Kong and Hutchison noted that the request to file the shelf registration was consistent with their standard corporate policy and required of all their investments in order to maintain maximum flexibility. In addition, Cheung Kong and Hutchison noted that they had no present intention to sell their interest in the Company and fully supported the Company and its long-term plan.

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

            o home financing services, in substantially all major United States markets, which includes home mortgage services, home equity loans and refinancing services; and

            o long distance telephone calling, provided by two carriers, in substantially all United States markets.

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

      On May 7, 2001, our Board of Directors announced that Richard S. Braddock had been reappointed as Chief Executive Officer. Mr. Braddock replaced Daniel H. Schulman, our prior President and Chief Executive Officer. At that time, we also announced that Chief Operating Officer Jeffery H. Boyd was named President of priceline.com and that Mr. Schulman had resigned from our Board of Directors. In connection with Mr. Schulman's separation from the company, we recorded a severance charge of $5.4 million in the second quarter 2001, primarily as the result of the forgiveness of outstanding loans to Mr. Schulman and the payment of severance, all of which was required by the terms of Mr. Schulman's employment agreement. We also accelerated, pursuant to the terms of Mr. Schulman's employment agreement, the vesting of 2,000,000 shares of restricted common stock and 1,000,000 shares underlying stock options granted to Mr. Schulman.

      For the three-months ended June 30, 2001, we had net income of $2.8 million, marking our first profitable quarter. We believe that our success will depend in large part on our ability to sustain profitability, primarily from our travel business, and to continue to promote the priceline.com brand. We intend to continue to invest in marketing and promotion, technology and personnel within parameters consistent with attempts to improve operating results. Our goal is to sustain profitability. Our limited operating history makes the prediction of future results of operations difficult, and accordingly, we cannot assure you that we will sustain revenue growth or profitability.

RECENT DEVELOPMENTS

      On June 5, 2001, Cheung Kong (Holdings) Limited and Hutchison Whampoa Limited announced that they had entered into an agreement to increase their stake in priceline.com by purchasing an aggregate of 25,028,023 shares of priceline.com common stock from priceline.com's founder Jay S. Walker and his trust. The purchase closed on July 6, 2001. As a result of their purchase, Cheung Kong and Hutchison own approximately 28% of priceline.com's outstanding common stock as of August 10, 2001. In connection with the transaction, Cheung Kong and Hutchison received a total of two additional seats on our Board of Directors, bringing their total representation on our Board of Directors to three members.

      On August 11, 2001, pursuant to the terms of a registration rights agreement and stockholders agreement between certain affiliates of Cheung Kong and Hutchison (the "Hutchison Entities") and us, the Hutchison Entities requested that we file and maintain the effectiveness of a shelf registration statement with respect to all of the shares of our Common Stock held by the Hutchison Entities. In connection with the notice, Cheung Kong and Hutchison noted that the request to file the shelf registration was consistent with their standard corporate policy and required of all their investments in order to maintain maximum flexibility. In addition, Cheung Kong and Hutchison noted that they had no present intention to sell their interest in us and fully supported priceline.com and its long-term plan.

      On July 27, 2001, Delta Air Lines, Inc. exercised warrants to purchase 10 million shares of the Company's common stock. As a result, the liquidation preference of the Company's outstanding Series B Redeemable Preferred Stock has been reduced to approximately $25 million. In accordance with the terms of the Series B Preferred Stock, the Company delivered 986,491 shares of the Company's common stock to Delta on August 6, 2001 as a dividend payment and, as a result, the Company will record a non-cash dividend of $8.6 million in the third quarter of 2001. As a result of Delta's warrant exercises, the Company's future semi-annual dividend has been reduced to 454,323 shares of common stock.

      On June 28, 2001 and August 10, 2001, priceline.com europe Ltd. issued and sold to us an $8.5 million promissory note and a $1.5 million promissory note, respectively, in exchange for an aggregate of $10.0 million. In addition, we have entered into a non-binding agreement in principle with General Atlantic Partners (Bermuda), L.P. pursuant to which we would, subject to the satisfaction of certain conditions, including negotiation and execution of definitive agreements, lend an additional $20.0 million to priceline.com europe (the "Loan"), $10.0 million of which would be used by priceline.com europe to repay the outstanding promissory notes. The Loan would accrue interest at a rate of 13.5% per annum, would mature on November 30, 2001 and would be subordinated to priceline.com europe's other liabilities. Priceline.com europe would use the proceeds from the Loan for general corporate purposes and to fund operations while it seeks permanent financing. The agreement in principle also contemplates that upon the occurrence of certain events, we would have, among other things, the right to receive, in exchange for the promissory note evidencing the Loan, a substantial equity stake in priceline Europe Holdings, N.V., which would effectively give us control of priceline.com europe. Please see "Factors that May Affect Future Results -- There are Risks Associated with our Investment in Priceline.com europe Ltd."

RESULTS OF OPERATIONS

Three and six months ended June 30, 2001 compared to three and six months ended June 30, 2000

         REVENUES


                                              THREE MONTHS ENDED                %               SIX MONTH ENDED                %
                                                   JUNE 30,                   CHANGE                 JUNE 30,                CHANGE
                                           -------------------------          ------        -------------------------        ------
                                                    ($000)                                            ($000)
                                             2001             2000                            2001            2000
                                           --------         --------                        --------         --------
TRAVEL REVENUES ..................         $362,492         $346,822            4.5%        $629,512         $658,429         (4.4)%
OTHER REVENUES ...................            2,264            5,273          (57.1)%          4,948            7,464        (33.7)%
                                           --------         --------                        --------         --------
TOTAL REVENUES ...................         $364,756         $352,095            3.6%        $634,460         $665,893         (4.7)%

      TRAVEL REVENUES

      Travel revenues for the three and six months ended June 30, 2001 consisted primarily of: (1) transaction revenues representing the selling price of airline tickets, hotel rooms and rental cars; and (2) ancillary fees we earned in connection with the sale of our travel products, including Worldspan reservation booking fees and customer processing fees. In addition to the above, travel revenues for the three and six months ended June 30, 2000 include fee income from marketing programs offered in connection with the sale of airline tickets, hotel rooms and rental cars.

      During the three and six months ended June 30, 2001, we sold approximately
1.4 million, 680,600 and 922,500 and 2.5 million, 1.1 million and 1.5 million airline tickets, hotel room nights and rental car days, respectively. During the three and six months ended June 30, 2000, we sold approximately 1.3 million, 432,500 and 430,000 and 2.5 million, 842,000 and 660,000 airline tickets, hotel room nights and rental car days, respectively. We believe that the approximately 11.4% increase in the number of airline tickets sold in the second quarter of 2001 over the second quarter 2000 came despite stiff competition from aggressive discounting by airlines of retail prices and from travel companies offering specially-discounted Internet fares and opaque fares. We expect this discounting to continue to occur throughout the third quarter of 2001 and we can give no assurance that any such discounting will not adversely effect the number of airline tickets we sell in the third quarter of 2001.

      Our "bind rate" is the percentage of unique offers that we ultimately fulfill. Since April 1999, each initial offer and any resubmitted offers are treated as a single offer - a unique offer - for purposes of measuring our total offer volume and our offer fulfillment rates. Previously, each had been counted as a separate offer. Therefore, comparisons with prior periods may not be meaningful. Our "bind rate" for all unique airline ticket, hotel room and rental car offers were as follows:

                                                                 UNIQUE OFFERS FOR
                                                        ------------------------------------
                                                        AIRLINE        HOTEL          RENTAL
                                                        TICKETS        ROOMS           CARS
                                                        -------        -----          ------
             THREE MONTHS ENDED     JUNE 30, 2001        57.2%          60.2%          49.8%
             THREE MONTHS ENDED     JUNE 30, 2000        49.6%          45.3%          40.0%
             SIX MONTHS ENDED       JUNE 30, 2001        54.4%          57.5%          48.3%
             SIX MONTHS ENDED       JUNE 30, 2000        46.7%          46.1%          40.5%

      We believe that our overall bind rate for the three and six months ended June 30, 2001 increased compared to the same period a year ago primarily due to our access to better airline inventory as a result of a deterioration in the retail environment for the sale of airline tickets during 2001.

      Travel revenues for the three months ended June 30, 2001 increased approximately 4.5% to $362.5 million from approximately $346.8 million for the three months ended June 30, 2000. Travel revenues for the six months ended June 30, 2001 decreased approximately 4.4% to $629.5 million from $658.4 million for the six months ended June 30, 2000. We added approximately 1,025,000 and 1.9 million new unique customers (a unique customer is defined as someone who has made a guaranteed offer for at least one of our products) during the three and six months ended June 30, 2001 compared to approximately 1.5 million and 3.0 million new unique customers during the three and six months ended June 30, 2000. In addition, we generated approximately 1.6 million and 2.8 million repeat customer offers during the three and six months ended June 30, 2001 compared to approximately 964,000 and 1.8 million repeat customer offers during the three and six months ended June 30, 2000. We believe that the declines in travel revenues for the six month period ended June 30, 2001 compared to the same period in the previous year and the decline in the number of new unique customer offers in the three and six month periods ended June 30, 2001 compared to the same periods a year ago were primarily the result of the lingering effect of a decrease in the momentum of our business in the second half of 2000.

      The average revenue per total booked travel offer decreased approximately 5.2% to $252 in the second quarter 2001 from $266 in the first quarter 2001 primarily as a result of a change in our product mix. Specifically, revenues from our hotel and rental car businesses grew as a percentage of total travel revenue in the second quarter 2001 compared to the first quarter 2001. However, the average price of an airline ticket booked on priceline.com remained essentially flat compared to the first quarter 2001 and decreased approximately 12% from the second quarter 2000 primarily as a result of a deterioration in the retail environment for the sale of airline tickets in the second quarter 2001.

      Seasonal variations in our travel business, where the third and fourth quarters are typically weaker than the first two quarters, have historically and are expected to continue to impact our travel revenues. Travel products, particularly airline tickets, continue to account for the majority of our revenue.

      OTHER REVENUES

      Other revenues during the three and six months ended June 30, 2001 consisted primarily of: (1) transaction revenues and fees from our long distance phone service and (2) commissions and fees from our home financing and automobile services, and license fees from our international licensees. Other revenues during the three and six months ended June 30, 2000 consisted primarily of commissions and fees from our home financing and automobile services and WebHouse Club licensee.

      Other revenues for the three and six months ended June 30, 2001 decreased approximately 57.1% and 33.7%, respectively, from the same periods a year ago, primarily as a result of the decrease in fees from our licensees and long distance phone service.

         COST OF REVENUES AND GROSS PROFIT

                                                     THREE MONTHS ENDED             %           SIX MONTHS ENDED             %
                                                           JUNE 30,               CHANGE             JUNE 30,              CHANGE
                                                 ---------------------------      ------    -------------------------     --------
                                                           ($000)                                     ($000)
                                                    2001             2000                      2001           2000
                                                 ----------       ----------                ----------       --------
TOTAL COST OF TRAVEL REVENUES .............      $  303,979       $  296,767        2.4%    $  529,475       $561,818       (5.8)%

     % OF TRAVEL REVENUES .................            83.9%            85.6%                     84.1%          85.3%

COST OF OTHER REVENUES ....................      $      671       $      533       25.9%    $    1,764       $    634       178.2%

     % OF OTHER REVENUES ..................            29.6%            10.1%                     35.7%           8.5%
                                                 ----------       ----------                ----------       --------
TOTAL COST OF REVENUES ....................      $  304,650       $  297,300        2.5%    $  531,239       $562,452       (5.5)%

     % OF REVENUES ........................            83.5%            84.4%                     83.7%          84.5%

      COST OF REVENUES

      COST OF TRAVEL REVENUES. Cost of travel revenues consist of product costs and, in 2000, supplier warrant costs. For the three and six months ended June 30, 2001 and 2000, product costs consisted of: (1) the cost of airline tickets from our suppliers, net of the federal air transportation tax, segment fees and passenger facility charges imposed in connection with the sale of airline tickets; (2) the cost of hotel rooms from our suppliers, net of hotel tax; and
(3) the cost of rental cars from our suppliers, net of applicable taxes.

      COST OF OTHER REVENUES. For the three and six months ended June 30, 2001 and the three and six months ended June 30, 2000, cost of other revenues consisted primarily of the cost of long distance telephone service.

      GROSS PROFIT

                                                 THREE MONTHS ENDED                %            SIX MONTHS ENDED               %
                                                       JUNE 30,                  CHANGE               JUNE 30,               CHANGE
                                              --------------------------         ------      --------------------------      ------
                                                        ($000)                                         ($000)
                                                2001             2000                           2001            2000
                                              ---------        ---------                     ----------        --------
TRAVEL GROSS PROFIT ...................       $  58,513        $  50,055          16.9%      $  100,037        $ 96,611         3.5%

     TRAVEL GROSS MARGIN ..............            16.1%            14.4%                          15.9%           14.7%

OTHER GROSS PROFIT ....................       $   1,593        $   4,740         (66.4)%     $    3,184        $  6,830      (53.4)%

     OTHER GROSS MARGIN ...............            70.4%            90.0%                          64.3%           91.5%

TOTAL GROSS PROFIT ....................       $  60,106        $  54,795           9.7%      $  103,221        $103,441       (0.2)%

     TOTAL GROSS MARGIN ...............            16.5%            15.6%                          16.3%           15.5%

      TRAVEL GROSS PROFIT. Travel gross profit consists of travel revenues less the cost of travel revenues. For the three and six months ended June 30, 2001, travel gross profit and related travel gross margin increased over the same periods in 2000 primarily as a result of increased transactional sales volume and an increase in the average margins on air tickets, hotel rooms and rental cars. The fee portion of the travel transactions are an integral component in pricing acceptance decisions we make. We intend to continue to improve travel gross margin slightly in 2001, which may adversely affect our ability to promote top-line revenue growth.

      OPERATING EXPENSES

         SALES AND MARKETING

                                                   THREE MONTHS ENDED               %            SIX MONTHS ENDED              %
                                                         JUNE 30,                 CHANGE              JUNE 30,               CHANGE
                                                 -----------------------          ------      ----------------------        --------
                                                         ($000)                                       ($000)
                                                   2001            2000                         2001          2000
                                                 -------         -------                      -------        -------
ADVERTISING .............................        $13,701         $13,826          (0.9)%      $29,890        $34,165         (13.5)%

OTHER SALES & MARKETING .................         19,117          23,791         (19.6)%       33,551         43,901         (23.6)%
                                                 -------         -------                      -------        -------

TOTAL ...................................        $32,818         $37,617         (12.8)%      $63,441        $78,066         (18.7)%

% OF REVENUES ...........................            9.0%           10.7%                        10.0%          11.7%

      Sales and marketing consists of advertising expenses and other sales and marketing expenses. Advertising expenses consist primarily of: (1) television and radio advertising; (2) agency fees and production costs for television and radio commercials; and (3) on-line and print advertisements. For the three and six months ended June 30, 2001, advertising expenses decreased over the same periods in 2000 primarily due to an overall decline in the cost of advertising and an effort to reduce our advertising spending. We intend to continue to pursue an advertising and branding campaign at lower spending levels than we achieved in 2000. We intend to decrease significantly our advertising expense in the remainder of 2001 from levels in corresponding periods of 2000 and place greater reliance on tactical radio and direct marketing programs and campaigns targeting our large customer base. There can be no assurance that we will be successful in achieving revenue growth targets as advertising spending is reduced.

      Other sales and marketing expenses consist primarily of: (1) credit card processing fees; (2) fees paid to third-party service providers that operate our call centers; (3) provisions for customer credit card charge-backs; and (4) compensation for our sales and marketing personnel. For the three and six months ended June 30, 2001, other sales and marketing expenses decreased over the same period in 2000 due to reductions in the average credit card and customer service transaction costs.

      GENERAL AND ADMINISTRATIVE

                                                    THREE MONTHS ENDED             %             SIX MONTHS ENDED              %
                                                         JUNE 30,                CHANGE               JUNE 30,               CHANGE
                                                 -----------------------         -------      ----------------------        --------
                                                         ($000)                                       ($000)
                                                  2001            2000                          2001          2000
                                                 -------         -------                      -------        -------
GENERAL AND ADMINISTRATIVE ..............        $ 7,477         $15,222         (50.9)%      $16,881        $27,926         (39.6)%

PAYROLL TAX EXPENSE ON
   EMPLOYEE STOCK OPTIONS ...............            367           2,507         (85.4)%          390          8,414         (95.4)%

STOCK BASED COMPENSATION ................          3,140              --            --          8,297             --            --
                                                 -------         -------         -----        -------        -------         -----

TOTAL ...................................        $10,984         $17,729         (38.0)%      $25,568        $36,340         (29.6)%

% OF REVENUES ...........................            3.0%            5.0%                         4.0%           5.5%

      General and administrative expenses consist primarily of: (1) compensation for personnel; (2) fees for outside professionals; (3) telecommunications costs; and (4) occupancy expenses. General and administrative expenses decreased during the three and six months ended June 30, 2001 over the same periods in 2000 as a result of decreased headcount and resulting payroll and overhead costs associated with the shift in focus to our core travel products and the indefinite postponement of other product initiatives, all of which was part of our turn-around plan implemented in the fourth quarter of 2000.

      SYSTEMS AND BUSINESS DEVELOPMENT

                                                      THREE MONTHS ENDED             %           SIX MONTHS ENDED               %
                                                           JUNE 30,                CHANGE             JUNE 30,               CHANGE
                                                    -----------------------        ------     ------------------------       -------
                                                            ($000)                                     ($000)
                                                      2001           2000                       2001            2000
                                                    --------       --------                   ---------        -------
SYSTEMS & BUSINESS DEVELOPMENT ..............       $  9,892       $  6,695         47.8%     $  21,004        $12,563         67.2%

% OF REVENUES ...............................            2.7%           1.9%                        3.3%           1.9%

      Systems and business development expenses consist primarily of: (1) depreciation and amortization on computer hardware and software, (2) payments to outside contractors, (3) compensation to our information technology and product development staff, and (4) data communications and other expenses associated with operating our Internet site. For the three and six months ended June 30, 2001, systems and business development expenses increased over the same periods in 2000 due primarily to increases in costs associated with a decrease in the amounts reimbursed by licensees and expanding the redundancy capabilities of our data centers.

INTEREST INCOME, NET

                                                    THREE MONTHS ENDED             %             SIX MONTHS ENDED              %
                                                          JUNE 30,               CHANGE               JUNE 30,               CHANGE
                                                   ---------------------        --------       ---------------------        -------
                                                          ($000)                                       ($000)
                                                    2001           2000                         2001           2000
                                                   ------         ------                       ------         ------
INTEREST INCOME, NET .....................         $1,816         $2,725         (33.4)%       $3,592         $5,440         (34.0)%

      For the three and six months ending June 30, 2001, interest income on cash and marketable securities decreased over the same periods in 2000 primarily due to lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 2001, we had approximately $165.7 million in cash, cash equivalents, restricted cash and short-term investments. Approximately $11.0 million is restricted cash collateralizing certain letters of credit issued in favor of certain suppliers and landlords. We generally invest excess cash, cash equivalents and short-term investments predominantly in debt instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes.

      Net cash provided by operating activities was $21.2 million for the six months ended June 30, 2001. Net cash provided by operating activities during 2001 was primarily attributable to changes in working capital and operations. Net cash provided by operating activities was $4.0 million for the six months ended June 30, 2000. Net cash provided by operating activities during 2000 was primarily attributable to expanding gross margin on increasing revenues, which was partially offset by increasing operating expenses.

      Net cash used in investing activities was $22.5 million and $53.8 million for the six months ended June 30, 2001 and 2000, respectively. Net cash used in investing activities for 2001 was primarily related to the purchase of short-term marketable securities and additions to property and equipment. Net cash used in investing activities for the six months ended June 30, 2000, was primarily related to purchases of property and equipment, to purchase convertible notes and warrants in certain licensees and to purchase certain equity investments.

      We have certain commitments for capital expenditures as part of our ongoing business cycle. None of these commitments are material to our financial position either individually or in the aggregate. Capital expenditures for the third and fourth quarters of 2001 are expected to be approximately $3.0 million to $5.0 million per quarter and will be primarily focused on computer equipment, software and internally developed software.

      Net cash provided by financing activities was $48.5 million for the six months ended June 30, 2001, primarily as a result of the sale of 23.8 million shares of common stock at a price of $2.10 per share to Hutchison-Whampoa Limited and Cheung Kong (Holdings) Limited in February 2001. Net cash provided by financing activities was $12.3 million for the six months ended June 30, 2000, primarily as a result of the exercise of stock options by employees.

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

      WE MAY CONTINUE TO INCUR LOSSES

      As of June 30, 2001, we had an accumulated deficit of $1.5 billion. While we had $2.8 million of net income in the three month period ending June 30, 2001, we may incur losses and may not be profitable in future quarters. A substantial portion of our revenues to date have been derived from travel products. Over time, we may introduce new products and services. With respect to current product and service offerings, we may not have decreased our operating expenses in connection with our recent restructuring on an on-going basis sufficiently to sustain profitability. With respect to possible future product and service offerings, we may have to increase our operating expenses. For us to make a profit in future quarters, our revenues and gross profit margins will need to increase sufficiently to cover these and other possible future costs. Otherwise, we may not be able to sustain profitability.

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

      Our business has almost no backlog and almost all of our revenues for a particular quarter are derived from transactions that are both initiated and completed during that quarter. Our current and future expense levels are based largely on our investment plans and estimates of future revenues and are, to a large extent, fixed. Despite our recent restructurings, we may be unable to further adjust spending in a timely manner to compensate for any unexpected revenue shortfall, including any shortfall resulting from unexpected fare sales by the airlines and any significant shortfall in revenues relative to our planned expenditures could have an immediate adverse effect on our business and results of operations.

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

      WE ARE DEPENDENT ON THE AIRLINE INDUSTRY AND CERTAIN AIRLINES

      Our financial prospects are significantly dependent upon our sale of leisure airline tickets. Sales of leisure airline tickets represented a substantial majority of total revenue for the three and six months ended June 30, 2001. Leisure travel, including the sale of leisure airline tickets, is dependent on personal discretionary spending levels. As a result, sales of leisure airline tickets and other leisure travel products tend to decline during general economic downturns and recessions. In addition, unforeseen events, such as political instability, regional hostilities, increases in fuel prices, imposition of taxes or surcharges by regulatory authorities, travel-related accidents and unusual weather patterns also may adversely affect the leisure travel industry. As a result, our business also is likely to be affected by those events. Further, work stoppages or labor unrest at any of the major airlines could materially and adversely affect the airline industry and, as a consequence, our business.

      Sales of airline tickets from our seven largest airline suppliers accounted for approximately 91.9% and 90.5%, respectively, of airline ticket revenue for the six months ended June 30, 2001 and 2000, respectively. As a result, currently we are substantially dependent upon the continued participation of these airlines in the priceline.com service in order to maintain and continue to grow our total airline ticket revenues and, as a consequence, our overall revenues.

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

      Due to our dependence on the airline industry, we could be severely affected by changes in that industry, and, in many cases, we will have no control over such changes or their timing. For example, we believe that the decline in our revenues in the third quarter 2000 when compared to the immediately preceding quarter was attributable, in part, to specific events in the airline industry, including a $20 fuel surcharge imposed by airlines due to increased fuel prices, a high level of flight cancellations that negatively affected supply and the introduction by certain airlines of their own special sale fares which contributed to lower average offer prices for tickets in that quarter.

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

      THERE ARE RISKS ASSOCIATED WITH OUR INVESTMENT IN PRICELINE.COM EUROPE
LTD.

      There can be no assurances that the conditions to the loan contemplated by the non-binding agreement in principle we entered into with General Atlantic Partners (Bermuda), L.P. pursuant to which we would lend $20.0 million to priceline.com Europe Ltd. (the "Loan") will be satisfied or that the transactions contemplated by the agreement in principle will be consummated or consummated on the terms described in the Form 10-Q. If priceline.com europe is unable to secure additional financing in the near future to repay principal and interest on outstanding promissory notes to us in the aggregate amount of $10.0 million or, if the Loan is made and priceline.com europe is unable to obtain additional financing during the term of the Loan, it will not be able to repay the principal and interest on the outstanding promissory notes or the Loan, respectively. In such an event, we may not be able to recover or be reimbursed for our ongoing costs associated with priceline.com europe's development and may choose to exercise our right to obtain a substantial equity interest in priceline.com Holdings, which would effectively give us control of priceline.com europe. Priceline.com europe currently has operating losses. To the extent that we exercised our rights to obtain a substantial equity stake in priceline.com Europe Holdings, it is likely that we would have to consolidate priceline.com europe's financial results with ours and recognize its operating losses. In such an event, it is likely that we would have to restructure priceline.com europe's operations. While we currently believe that our investment in priceline.com europe would not be impaired if we restructured priceline.com europe's operations, we can give no assurance that over the long term our investment would not be impaired and that any such consolidation and restructuring would not have a material adverse effect on our business, results of operations and financial conditions. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Developments."

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

      Many of the factors influencing consumers' and sellers' willingness to use the priceline.com service are outside our control. For example, a labor dispute that disrupts airline service or an airline accident could make consumers unwilling to use a service like priceline.com that does not permit the customer to designate the airline on which the customer purchases a ticket. In addition, a breach of security on the Internet, even if we were not involved, could make consumers unwilling to place orders online with a credit card. Also, recent adverse publicity surrounding our recent public announcements and the slowdown in our business momentum in the second half of 2000 may affect consumers' willingness to use our service and have a lingering effect on our business. Consequently, it is possible that consumers and sellers will never utilize the priceline.com service to the degree necessary for us to sustain profitability.

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

      TWO LARGE STOCKHOLDERS BENEFICIALLY OWN APPROXIMATELY 28% OF OUR STOCK.

      Hutchison Whampoa Limited and its 49.94% shareholder, Cheung Kong (Holdings) Limited, beneficially owned approximately 28% of our outstanding common stock as of August 10, 2001. Together, Cheung Kong (Holdings) Limited and Hutchison Whampoa Limited have the right to appoint three of the eleven members of our Board of Directors. As a result of its ownership and positions, Cheung Kong (Holdings) Limited and Hutchison Whampoa Limited collectively are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of our company. In addition, both Cheung Kong (Holdings) Limited and Hutchison Whampoa Limited have registration rights with respect to their shares held in priceline.com. On August 11, 2001, Cheung Kong (Holdings) Limited and Hutchinson Whampoa Limited requested that the Company file and maintain the effectiveness of a shelf registration statement with respect to all of the shares of the Company's common stock held by them. There can be no assurance that Cheung Kong (Holdings) Limited, Hutchison Whampoa Limited, or both, will not dispose of all or substantially all of the Company's common stock held by them at any time after the effectiveness of the shelf registration statement. Sales of significant amounts of shares held by Cheung Kong (Holdings) Limited or Hutchison Whampoa Limited, or the prospect of these sales, could adversely affect the market price of our common stock.

      WE RELY ON THIRD-PARTY SYSTEMS

      We rely on certain third-party computer systems and third-party service providers, including the computerized central reservation systems of the airline and hotel industries to satisfy demand for airline tickets and hotel room reservations. In particular, our travel business is substantially dependent upon the computerized reservation system of Worldspan, an operator of a database for the travel industry. Any interruption in these third-party services systems, including Worldspan's, or deterioration in their performance could prevent us from booking airline, hotel and rental car reservations and have a material adverse effect on our business. Our agreements with third-party service providers are terminable upon short notice and often do not provide recourse for service interruptions. In the event our arrangement with any of such third parties is terminated, we may not be able to find an alternative source of systems support on a timely basis or on commercially reasonable terms and, as a result, our business and results of operations could be materially and adversely affected.

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

      We currently or potentially compete with a variety of companies with respect to each product or service we offer. With respect to travel products, these competitors include:

            o Internet travel services such as Expedia, Travelocity.com, Orbitz and Hotwire, a Web site that offers discounted fares on opaque inventory;

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

      LEGAL PROCEEDINGS

      We are a party to the legal proceedings described in Item 1 of Part II of this Form 10-Q - "Commitments and Contingencies." The defense of the actions described in Item 1 may increase our expenses and an adverse outcome in any of such actions could have a material adverse effect on our business and results of operations.

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

      CAPACITY CONSTRAINTS AND SYSTEM FAILURES COULD HARM OUR BUSINESS

      If our systems cannot be expanded to cope with increased demand or fails to perform, we could experience:

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

            Like many online businesses, we have experienced system failures from time to time. For example, in May 2001, our primary website was interrupted for a period of 12 hours. In addition to placing increased burdens on our engineering staff, these outages create a flood of user questions and complaints that need to be addressed by our customer support personnel. Any unscheduled interruption in our service could result in an immediate loss of revenues that can be substantial and may cause some users to switch to our competitors. If we experience frequent or persistent system failures, our reputation and brand could be permanently harmed. We have been taking steps to increase the reliability and redundancy of our system. These steps are expensive, may reduce our margins and may not be successful in reducing the frequency or duration of unscheduled downtime.

            Substantially all of our computer hardware for operating our services currently is located at the facilities of Exodus Communications, Inc. in New Jersey. These systems and operations are vulnerable to damage or interruption from human error, floods, fires, power loss, telecommunication failures and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. We do not maintain fully redundant systems or hosting services, and we do not carry business interruption insurance sufficient to compensate us for losses that may occur. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at the Exodus facility could result in lengthy interruptions in our services. In addition, the failure by Exodus to provide our required data communications capacity could result in interruptions in our service. Any system failure that causes an interruption in service or decreases the responsiveness of the priceline.com service could impair our reputation, damage our brand name and materially adversely affect our business and results of operations.

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

      ONLINE SECURITY BREACHES COULD HARM OUR BUSINESS

      The secure transmission of confidential information over the Internet is essential in maintaining consumer and supplier confidence in the priceline.com service. Substantial or ongoing security breaches -- whether instigated internally or externally -- on our system or other Internet-based systems could significantly harm our business. We currently require buyers to guarantee their offers with their credit card, either online or through our toll-free telephone service. We rely on licensed encryption and authentication technology to effect secure transmission of confidential information, including credit card numbers. It is possible that advances in computer capabilities, new discoveries or other developments could result in a compromise or breach of the technology used by us to protect customer transaction data.

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

      NEW BUSINESSES WE MAY ENTER OR OUR EXISTING LICENSEES MAY NOT BE
SUCCESSFUL

      We have entered into, and may enter into in the future, licensing or other arrangements with third parties in connection with expansion of the priceline.com service. For example, we licensed our name and business model to Alliance Capital Partners in connection with our home financing services and to other third parties in connection with the development of our business model abroad, including priceline.com europe Ltd. These new businesses typically incur start-up costs and operating losses and may not be successful. If these new businesses are not favorably received by consumers or are unsuccessful, the association of our brand name and business model with these new entities may adversely affect our business and reputation and may dilute the value of our brand name. Further, to the extent that these new businesses are not successful, we may not be able to recover or be reimbursed for our ongoing costs associated with their development, which could have a material adverse effect on our business and results of operations.

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

      Legislation limiting the ability of the states to impose taxes on Internet-based transactions has been enacted by the United States Congress. However, this legislation, known as the Internet Tax Freedom Act, imposes only a three-year moratorium, which commenced October 1, 1998 and ends on October 21, 2001, on state and local taxes on (1) electronic commerce where such taxes are discriminatory and (2) Internet access unless such taxes were generally imposed and actually enforced prior to October 1, 1998. It is possible that the tax moratorium could fail to be renewed prior to October 21, 2001. Failure to renew this legislation would allow various states to impose taxes on Internet-based commerce. The imposition of such taxes could adversely affect our ability to sustain profitability.

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

      Expressions of future goals and similar expressions including, without limitation, "may," "will," "should," "could," "expects," "does not currently expect," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "targets, " or "continue," reflecting something other than historical fact are intended to identify forward-looking statements. The following factors, among others, could cause our actual results to differ materially from those described in the forward-looking statements: adverse changes in our relationships with airlines and other product and service providers; adverse changes in general market conditions for leisure and other travel products; systems-related failures and/or security breaches; the effects of increased competition; our ability to protect our intellectual property rights; losses by us and our licensees; any adverse impact from negative publicity and negative customer reaction relating to recent announcements concerning us; legal and regulatory risks; and the ability to attract and retain qualified personnel. These factors and others are described in more detail above in the section entitled "Factors That May Affect Future Results." Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the reports and documents we file from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      Please see Note 8 to the Notes to Unaudited Consolidated Financial Statements included in this Form 10-Q and Part I, Item 3 of priceline.com's Annual Report on Form 10-K for the year ended December 31, 2000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      We held our Annual Meeting of Stockholders on May 21, 2001. Following are descriptions of the matters voted on and the results of such meeting:

Number of Stockholders

Matter Voted On                 For             Withheld
---------------                 ---             --------
1. Election of Directors

  Richard S. Braddock           172,355,008     1,242,621
  Paul A. Allaire               173,116,374       481,256
  Ralph M. Bahna                173,140,243       457,386
  Paul J. Blackney              173,144,830       452,799
  William B. Ford               173,117,419       480,210
  Marshall Loeb                 173,099,629       498,000
  N.J. Nicholas, Jr             173,140,555       457,074
  Nancy B. Perctsman            173,136,321       461,308
  Ian F. Wade                   173,135,362       462,267

      In addition, the terms of office as directors of Dominic Kai Ming Lai and Edmond Tak Cheun Ip continued after the Annual Meeting of Stockholders.

                                                                      Broker
                        For             Against         Abstaining    Non-votes
                        ---             -------         ----------    ---------
2. Approval of
   Ammendments to
   priceline.com 1999
   Omnibus Plan         167,461,280     4,881,208       241,673       3,468

3. Ratification of
   appointment of
   Deloitte & Touche
   LLP as independent
   auditors for fiscal
   year ending
   December 31, 2001    173,327,670     170,892         99,067        --

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

EXHIBIT NUMBER      DESCRIPTION
--------------      -----------
10.66               Amendment to Employment Agreement, dated June 15, 2001,
                    by and between priceline.com and Robert Mylod.

(b)   REPORTS ON FORM 8-K

      On April 2, 2001, we furnished a report on Form 8-K in connection with the reaffirmation of first and second quarter 2001 guidance at the Goldman Sachs Internet Conference. On May 2, 2001, we furnished a report on Form 8-K in connection with our first quarter earnings release. On May 8, 2001, we filed a report on Form 8-K in connection with Richard Braddock's reappointment as Chief Executive Officer replacing Daniel Schulman and Jeffery Boyd being named President of the Company. On June 6, 2001, we filed a report on Form 8-K in connection with the purchase of shares of priceline.com common stock from Jay Walker by Cheung Kong (Holdings) Limited and Hutchison Whampoa Limited.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              PRICELINE.COM INCORPORATED
                                                     (Registrant)


Date:  August 14, 2001                        By: /s/ Robert Mylod
                                                  -------------------------
                                                  Name:  Robert Mylod
                                                  Title: Chief Financial Officer