Form 10-Q
period 2001-09-30
PRICELINE COM INC
filed 2001-11-14
CIK 1075531

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(Mark One)

            |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2001

                                       OR

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _________ to __________

                         Commission File Number 0-25581

                           PRICELINE.COM INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Delaware                                        06-152849
-------------------------------                     ----------------------------
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

Number of shares of Common Stock outstanding at November 12, 2001:

 Common Stock, par value $0.008 per share                     224,669,210
-------------------------------------------              -----------------------
                 (Class)                                  (Number of Shares)
                           priceline.com Incorporated
                                    Form 10-Q

                    For the Quarter Ended September 30, 2001

PART I - UNAUDITED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Consolidated Balance Sheets at September 30, 2001 and December 31, 2000........3
Consolidated Statements of Operations For the Three and Nine Months
  Ended September 30, 2001 and 2000............................................4
Consolidated Statement of Changes in Stockholders' Equity For the
  Nine Months Ended September 30, 2001.........................................5
Consolidated Statements of Cash Flows For the Nine Months Ended
  September 30, 2001 and 2000..................................................6
Notes to Unaudited Consolidated Financial Statements...........................7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.............................................14

Item 3. Quantitative and Qualitative Disclosures About Market Risk............32

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.....................................................32
Item 6. Exhibits and Reports on Form 8-K......................................32

SIGNATURES....................................................................33

PART I - UNAUDITED FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                           PRICELINE.COM INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                               SEPTEMBER 30,   DECEMBER 31,
                                                                                   2001            2000
                                                                                   ----            ----
                                           ASSETS                               (UNAUDITED)
Current assets:
     Cash and cash equivalents ..............................................   $    99,013    $    77,024
     Restricted cash ........................................................         7,013         13,568
     Short-term investments .................................................        45,498         10,952
     Accounts receivable, net of allowance for doubtful accounts of
        $3,034 and $2,372 ...................................................        15,021         13,889
     Note receivable from priceline.com europe Ltd. .........................        10,000             --
     Prepaid expenses and other current assets ..............................         9,431         15,790
                                                                                -----------    -----------
        Total current assets ................................................       185,976        131,223
Property and equipment, net .................................................        33,137         37,083
Related party receivable ....................................................            11          3,503
Warrants to purchase common stock of licensee ...............................         3,250          3,250
Other assets ................................................................        19,311         20,019
                                                                                -----------    -----------
        Total assets ........................................................   $   241,685    $   195,078
                                                                                ===========    ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable .......................................................   $    34,931    $    40,691
     Accrued expenses .......................................................        30,484         33,172
     Other current liabilities ..............................................         4,943          5,434
                                                                                -----------    -----------
        Total current liabilities ...........................................        70,358         79,297
                                                                                -----------    -----------
Accrued expenses ............................................................         3,367          5,108
                                                                                -----------    -----------
        Total liabilities ...................................................        73,725         84,405
                                                                                -----------    -----------
MANDATORILY REDEEMABLE CONVERTIBLE SERIES A PREFERRED STOCK .................            --        359,580

MANDATORILY REDEEMABLE SERIES B PREFERRED STOCK .............................        25,345             --

Stockholders' equity (deficiency):
     Common stock, $0.008 par value, authorized 1,000,000,000
        shares; issued 229,032,633 and 181,798,204 shares, respectively .....         1,832          1,454
     Treasury stock, 5,450,236 shares .......................................      (326,633)      (326,633)
     Additional paid-in capital .............................................     2,013,974      1,618,956
     Deferred compensation ..................................................        (3,539)       (13,053)
     Accumulated other comprehensive loss ...................................            --         (1,156)
     Accumulated deficit ....................................................    (1,543,019)    (1,528,475)
                                                                                -----------    -----------
        Total stockholders' equity (deficiency) .............................       142,615       (248,907)
                                                                                -----------    -----------
Total liabilities and stockholders' equity ..................................   $   241,685    $   195,078
                                                                                ===========    ===========

                See notes to consolidated financial statements.

                           PRICELINE.COM INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                                         SEPTEMBER 30,                 SEPTEMBER 30,
                                                      2001           2000          2001            2000
                                                      ----           ----          ----            ----
Travel revenues ..............................     $ 299,793      $ 335,699      $ 929,305      $   994,128
Other revenues ...............................         2,196          5,635          7,144           13,099
                                                   ------------------------      --------------------------
    Total revenues ...........................       301,989        341,334        936,449        1,007,227

Cost of travel revenues ......................       250,952        285,753        780,427          846,809
Cost of other revenues .......................           605          1,146          2,369            1,780
Supplier warrant costs .......................            --            381             --            1,143
                                                   ------------------------      --------------------------
        Total costs of revenues ..............       251,557        287,280        782,796          849,732

Gross profit .................................        50,432         54,054        153,653          157,495
                                                   ------------------------      --------------------------
  Operating expenses:
    Write off of WebHouse warrant ............            --        189,000             --          189,000
    Sales and marketing ......................        30,010         35,569         93,451          113,635
    General and administrative ...............         6,069         11,934         22,950           39,860
    Payroll tax expense on employee stock
        options ..............................           297            349            687            8,763
    Stock based compensation .................         1,015             --          9,312               --
    Systems and business development .........        10,160         11,420         31,164           23,983
    Restructuring charge .....................            --             --          1,400               --
    Severance charge .........................            --             --          5,412               --
                                                   ------------------------      --------------------------
        Total operating expenses .............        47,551        248,272        164,376          375,241

Operating income (loss) ......................         2,881       (194,218)       (10,723)        (217,746)

Other income:
    Gain (loss) on sale of equity investment .            --             32           (946)              32
    Equity in net income of
        pricelinemortgage ....................            34             --             34               --
    Interest income ..........................         2,062          2,264          5,654            7,704
                                                   ------------------------      --------------------------
        Total other income ...................         2,096          2,296          4,742            7,736

Net income (loss) ............................         4,977       (191,922)        (5,981)        (210,010)

Preferred stock dividend .....................        (8,563)        (7,191)        (8,563)         (14,382)
                                                   ------------------------      --------------------------

Net loss applicable to common stockholders ...     $  (3,586)     $(199,113)     $ (14,544)     $  (224,392)
                                                   ========================      ==========================

Net loss applicable to common stockholders
    per basic and diluted common share .......     $   (0.02)     $   (1.19)     $   (0.07)     $     (1.35)
                                                   ========================      ==========================

Weighted average shares used to compute
    basic and diluted net loss per share
    applicable to common shares ..............       216,132        167,059        198,921          166,389
                                                   ========================      ==========================

                 See notes to consolidated financial statements.

                           PRICELINE.COM INCORPORATED
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                             ACCUMULATED
                                                                                OTHER
                                 COMMON STOCK      ADDITIONAL                   COMPRE-    TREASURY STOCK      DEFERRED
                                ---------------     PAID-IN     ACCUMULATED    HENSIVE    -----------------     COMPEN-
                                SHARES   AMOUNT     CAPITAL       DEFICIT       INCOME    SHARES     AMOUNT     SATION      TOTAL
                                ------   ------     -------     -----------    --------   ------     ------    ---------  ---------
Balance, January 1, 2001 ....   181,798  $1,454    $1,618,956   $(1,528,475)   $(1,156)   (5,450)  $(326,633)  $(13,053)  $(248,907)

Net loss applicable to common
stockholders ................        --      --            --       (14,544)        --        --          --         --     (14,544)

Sale of equity investments ..        --      --            --            --      1,156        --          --         --       1,156

Exchange of preferred stock .        --      --       279,530            --         --        --          --         --     279,530

Issuance of common stock
under deferred compensation
plans .......................       170       1           525            --         --        --          --       (526)         --

Cancellation of common stock
under deferred compensation
plans .......................      (500)     (4)         (762)           --         --        --          --        766          --


Amortization of deferred
compensation ................        --      --            --            --         --        --          --      9,274       9,274

Shares reacquired for
withholding taxes ...........      (782)     (6)       (4,431)           --         --        --          --         --      (4,437)

Issuance of preferred stock
dividend ....................       987       8         8,555            --         --        --          --         --       8,563

Sale of common stock ........    23,810     191        49,318            --         --        --          --         --      49,509

Exercise of stock options
and warrants ................    23,550     188        62,283            --         --        --          --         --      62,471
                                -------  ------    ----------   -----------    -------    ------   ---------    -------    --------

Balance, September 30, 2001 .   229,033  $1,832    $2,013,974   $(1,543,019)   $    --    (5,450)  $(326,633)   $(3,539)   $142,615
                                =======  ======    ==========   ===========    =======    ======   =========    =======    ========

                 See notes to consolidated financial statements.

                           PRICELINE.COM INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                         NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                          2001        2000
                                                                          ----        ----
OPERATING ACTIVITIES:
Net loss ...........................................................    $(5,981)   $(210,010)
Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation and amortization ................................     12,341       10,711
      Provision for uncollectible accounts .........................     14,168        2,018
      Warrant costs ................................................         --        1,143
      Write off of WebHouse warrant ................................         --      189,000
      Net loss on sale of equity investments .......................        946           --
      Acceleration of stock options ................................         61           --
      Non-cash severance ...........................................      3,076           --
      Amortization of deferred compensation ........................      9,274           --
Changes in assets and liabilities:
      Accounts receivable ..........................................    (14,904)     (16,203)
      Prepaid expenses and other current assets ....................        860       (3,898)
      Accounts payable and accrued expenses ........................    (10,680)      38,774
      Issuance of short-term note receivable .......................     (4,501)          --
      Other ........................................................        541        1,486
                                                                       --------    ---------
Net cash provided by operating activities ..........................      5,201       13,021
                                                                       --------    ---------

INVESTING ACTIVITIES:
      Additions to property and equipment ..........................     (8,194)     (28,962)
      Purchase of convertible notes and warrants of licensees ......        (33)     (34,304)
      Purchase of equity investments ...............................         --       (5,000)
      Proceeds from sales of investments ...........................        770          347
      Release/(funding) of restricted cash and bank certificate
      of deposits ..................................................      6,555       (2,961)
      (Purchase)/sale of marketable securities .....................    (35,106)      12,649
                                                                       --------    ---------
Net cash used in investing activities ..............................    (36,008)     (58,231)
                                                                       --------    ---------
FINANCING ACTIVITIES:
      Payment of capital lease obligations .........................         --          (21)
      Shares reacquired for withholding taxes ......................     (4,431)          --
      Proceeds from sale of common stock/purchase of warrants, net .     49,459           --
      Proceeds from exercise of stock options ......................      7,768       13,599
                                                                       --------    ---------
Net cash provided by financing activities ..........................     52,796       13,578
                                                                       --------    ---------
Net increase (decrease) in cash and cash equivalents ...............     21,989      (31,632)
Cash and cash equivalents, beginning of period .....................     77,024      124,383
                                                                       --------    ---------
Cash and cash equivalents, end of period ...........................    $99,013      $92,751
                                                                       ========    =========

SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid during the period for interest .....................         $0          $33
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

2.    NET LOSS PER SHARE

      The Company computes basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share". SFAS 128 requires the Company to report both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Since the Company incurred losses applicable to common stockholders for all periods presented, the inclusion of options and warrants in the calculation of weighted average common shares is anti-dilutive and therefore, there is no difference between basic and diluted earnings per share.

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

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

      In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This Statement also amends ARB No.

51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. This Statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. This Statement also broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this Statement are required to be adopted by the Company at the beginning of fiscal 2002. The Company has not determined the impact, if any, the adoption of this statement will have on its financial position or results of operations.

4.    RESTRUCTURING, SPECIAL AND SEVERANCE CHARGES

      In the second quarter of 2001, the Company's Board of Directors announced that Richard S. Braddock had been reappointed as Chief Executive Officer. Mr. Braddock replaced Daniel H. Schulman, the Company's prior President and Chief Executive Officer. In connection with Mr. Schulman's separation from the Company, the Company recorded a severance charge of $5.4 million in the second quarter of 2001. This severance charge resulted from the forgiveness of outstanding loans to Mr. Schulman and the payment of severance, all of which was required by the terms of Mr. Schulman's employment agreement. The Company also accelerated, pursuant to the terms of Mr. Schulman's employment agreement, the vesting of 2,000,000 shares of restricted common stock and 1,000,000 shares underlying stock options granted to Mr. Schulman.

      In the first quarter of 2001, the Company recorded a restructuring charge of approximately $1.4 million. This restructuring charge related primarily to the Company's reduction of its workforce in February 2001. The charge relates primarily to severance payments and the Company believes that the entire amount of the charge will be disbursed during 2001.

      During the year ended December 31, 2000, the Company recorded restructuring charges of approximately $32.0 million and a special charge of approximately $34.8 million. The following are the changes in the related liability (included in accounts payable and long-term accrued expenses) during 2001 (in thousands):

                                  RESTRUCTURING      SPECIAL        SEVERANCE        TOTAL
                                  -------------      -------        ---------        -----
Accrued at December 31, 2000         $13,470         $11,093             --         $24,563

2001 restructuring charge ...          1,400              --             --           1,400

2001 severance charge .......             --              --          5,412           5,412

Disbursed during 2001 .......         (7,069)         (7,247)          (354)        (14,670)

Acceleration of vesting and
loan forgiveness (non-cash) .             --              --         (4,325)         (4,325)
                                    --------        --------        -------        --------

Accrued at September 30, 2001         $7,801          $3,846           $733         $12,380
                                    ========        ========        =======        ========

At September 30, 2001:

         Current portion ....         $4,434          $3,846           $733          $9,013
         Long-term portion ..          3,367              --             --           3,367

5.    OTHER ASSETS AND WARRANTS TO PURCHASE COMMON STOCK OF LICENSEE

      Other assets consists of the following as of September 30, 2001 (in thousands):

Convertible loans and other advances - Hutchison-Priceline Limited       $11,110
Convertible loans and other advances - MyPrice ...................         1,840
Investment in pricelinemortgage ..................................         4,650
Other ............................................................         1,711
                                                                         -------
Total ............................................................       $19,311
                                                                         =======

      "Convertible loans and other advances-Hutchison-Priceline Limited" represents a convertible note and receivables for reimbursable expenses from a licensee. "Convertible loans and other advances-MyPrice" represents the estimated net realizable value of the amounts due to the Company from its Australian licensee. Pricelinemortgage represents the Company's 49% equity investment in pricelinemortgage. In September 2001, the Company converted a debt instrument into a 49% equity interest in pricelinemortgage and, accordingly, has recognized its pro rata share of pricelinemortgage's net income since conversion.

      At September 30, 2001, the warrants to purchase shares of priceline.com Europe Ltd. are carried at cost, $3.2 million, which the Company believes approximates the fair value. The Company purchased these warrants for cash in 2000. The underlying shares are not publicly traded.

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

      During the first quarter 2001, the Company issued 120,000 shares of restricted stock to employees. The accrual for the shares issued was recorded at the market value on the date of grant ($2.2187) and the related compensation expense is being amortized over the vesting period.

      During the second quarter 2001, the Company issued 50,000 shares of restricted stock to employees. The accrual for the shares issued was recorded at the market value on the date of grant ($5.19) and the related compensation expense is being amortized over the vesting period.

      During the second quarter 2001, the Company repurchased shares of its common stock, at fair market value upon employee option exercise or share vesting, to meet such employees' minimum tax statutory withholding.

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

      On July 27, 2001, Delta exercised warrants to purchase 10 million shares of the Company's common stock. As a result, the liquidation preference of the Company's outstanding Series B Redeemable Preferred Stock has been reduced to $25.3 million. In accordance with the terms of the Series B Preferred Stock, the Company delivered 986,491 shares of the Company's common stock to Delta on August 6, 2001 as a dividend payment and, as a result, the Company recorded a non-cash dividend of $8.6 million in the third quarter of 2001. As a result of Delta's warrant exercises, the Company's future semi-annual dividend has been reduced to 454,323 shares of common stock.

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

      On February 5, February 10 and March 31, 1999, the Company filed answers respectively, to the complaint, amended complaint and second amended complaint, in which priceline.com denied the material allegations of liability. On May 19, 2000, the Company filed a motion to dismiss the third amended complaint for failure to state a claim upon which relief could be granted. The Company strongly disputed the material legal and factual allegations contained in Marketel's third amended complaint and believes that the amended complaint is without merit. In addition, on July 13, 2000, the Company filed a motion for summary judgment alleging that Marketel had not identified legally protectable trade secrets and is not entitled to correction of inventorship of U.S. Patent 5,794,207.

      On December 5, 2000, the United States District Court for the Northern District of California granted priceline.com's motion for summary judgment with respect to Marketel's theft of trade secret and patent inventorship claims, and ruled that there were triable issues of fact as to Marketel's false advertising claims, although Judge Legge volunteered that it was unlikely that Marketel could establish damages and suggested that these claims should be voluntarily dismissed. The false advertising claims were subsequently dismissed by stipulation, and on February 1, 2001, Judge Legge clarified his inventorship ruling in favor of priceline.com and entered final judgment in favor of priceline.com. On March 13, 2001, Marketel filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit. On October 9, 2001, Marketel filed the brief in the appeal and the parties await the Federal Circuit's decision. The Company intends to continue defending vigorously against the action. Pursuant to the indemnification obligations contained in the Purchase and Intercompany Services Agreement with Walker Digital, Walker Digital has agreed to indemnify, defend and hold priceline.com harmless for damages, liabilities and legal expenses incurred in connection with the Marketel litigation. However, Walker Digital currently is experiencing financial difficulties and is not honoring its indemnification obligation. We are paying for the defense of this action and recognizing the expense, subject to a reservation of all rights to recover these amounts from Walker Digital.

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

      All of these cases have been transferred to Judge Dominick J. Squatrito. On September 12, 2001, Judge Squatrito Ordered that these cases be consolidated under the Master File No. 3:00cv1884 (DJS), and he designated lead plaintiffs and lead plaintiffs' counsel. On October 29, 2001, plaintiffs served a Consolidated Amended Complaint, and the Company has forty-five days to respond to it. The Company intends to defend vigorously against these actions.

      In addition, the Company has been served with a complaint that purports to be a shareholder derivative action against the Company's Board of Directors and certain of its current executive officers, as well as priceline.com (as a nominal defendant). The complaint alleges breach of fiduciary duty and waste of corporate assets. The action is captioned Mark Zimmerman v. Richard Braddock, J. Walker, D. Schulman, P. Allaire, R. Bahna, P. Blackney, W. Ford, M. Loeb, N. Nicholas, N. Peretsman, and priceline.com Incorporated 18473-NC (Court of Chancery of Delaware, County of New Castle, State of Delaware). On February 6, 2001, all defendants moved to dismiss the complaint for failure to make a demand upon the Board of Directors and failure to state a cause of action upon which relief can be granted. Pursuant to a stipulation by the parties, an amended complaint was filed on June 21, 2001. Defendants renewed their motion to dismiss on August 20, 2001, and plaintiff served his opposition to that motion on October 26, 2001. Defendants reply brief is due on January 7, 2002. The Company intends to defend vigorously against this action.

      On March 16, March 26, April 27, and June 5, 2001, respectively, four putative class action complaints were filed in the U.S. District Court for the Southern District of New York naming priceline.com, Inc., Richard S. Braddock, Jay Walker, Paul Francis, Morgan Stanley Dean Witter & Co., Merrill Lynch, Pierce, Fenner & Smith, Inc., BancBoston Robertson Stephens, Inc. and Salomon Smith Barney, Inc. as defendants (01 Civ. 2262, 01 Civ. 2576, 01 Civ. 3590 and 01 Civ. 4956). SHIVES ET AL. V. BANK OF AMERICA SECURITIES LLC ET AL., 01 Civ. 4956, also names other defendants and states claims unrelated to the Company. The complaints allege, among other things, that priceline.com and the individual defendants named in the complaints violated the federal securities laws by issuing and selling priceline.com common stock in priceline.com's March 1999 initial public offering without disclosing to investors that some of the underwriters in the offering, including the lead underwriters, had allegedly solicited and received excessive and undisclosed commissions from certain investors. By Orders of Judge Mukasey and Judge Scheindlin dated August 8, 2001, these cases were consolidated for pre-trial purposes with hundreds of other cases, which contain allegations concerning the allocation of shares in the initial public offerings of companies other than priceline.com, Inc. By Order of Judge Scheindlin dated August 14, 2001, the following cases were consolidated for all purposes: 01 Civ. 2262; 01 Civ. 2576; and 01 Civ. 3590. The Company intends to defend vigorously against these actions.

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

9.    SUBSEQUENT EVENTS

      On October 2, 2001, the Company announced that it intended to acquire a majority interest in the equity of priceline.com europe Ltd., which holds the rights to develop the priceline.com business in Europe. To the extent that the acquisition is consummated, the Company will consolidate priceline.com europe's results in the fourth quarter 2001.

      On October 24, 2001, the Company's Board of Directors increased the number of directors constituting the Board to 12 and elected Jeffery H. Boyd, the Company's President and Chief Operating Officer, as a Director. In addition, on November 1, 2001, the Company accelerated the vesting of restricted stock held by certain employees of priceline.com, based on the anticipated achievement of earnings performance targets established at the time of grant. As a result of the acceleration of the vesting of the restricted stock, the Company expects to record a charge of approximately $7.0 million in the fourth quarter 2001.

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

      o hotel rooms, in substantially all major United States markets with more than 50 national hotel chains as participants and in a limited number of markets outside the United States;

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

      In certain instances, we have licensed the priceline.com name and demand collection system to third parties to offer a particular product or service (HOME FINANCING) or to offer a number of products or services in a distinct international region (EUROPE and ASIA). Pursuant to these licensee transactions, we generally receive a royalty under the license and may also receive fees for services and reimbursement of certain expenses. See "RECENT DEVELOPMENTS."

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

      On July 27, 2001, Delta Air Lines, Inc. exercised warrants to purchase 10 million shares of our common stock. As a result, the liquidation preference of our outstanding Series B Redeemable Preferred Stock has been reduced to $25.3 million. In accordance with the terms of the Series B Preferred Stock, we delivered 986,491 shares of our common stock to Delta on August 6, 2001 as a dividend payment and, as a result, we recorded a non-cash dividend of $8.6 million in the third quarter 2001. As a result of Delta's warrant exercises, our future semi-annual dividend has been reduced to 454,323 shares of common stock.

      On September 1, 2001, we converted a debt instrument and, as a result, acquired a 49% equity interest in pricelinemortgage, a broker and/or lender of residential mortgage loans that utilizes our business model. Accordingly, we recognized 49% of pricelinemortgage's net income for the month of September and will recognize our pro rata share of pricelinemortgage's net income in future quarters. Pricelinemortgage is controlled by First Alliance bank, a federally chartered savings association supervised by the Office of Thrift Supervision and a wholly owned subsidiary of Alliance Partners L.P.

      On September 20, 2001, Cheung Kong and Hutchison announced that they had withdrawn a previous request for us to file and maintain the effectiveness of a shelf registration statement with respect to shares of our common stock held by certain affiliates of Cheung Kong and Hutchison. Our Board of Directors approved a Cheung Kong/Hutchison request giving the companies the ability to raise their ownership stake in priceline.com to 37.5%, subject to certain limitations. As of September 30, 2001, Cheung Kong and Hutchison owned approximately 30% of priceline.com's outstanding common stock, based on public filings made with the Securities and Exchange Commission.

      As described in more detail in RESULTS OF OPERATIONS below, our business, like most in the travel industry, was directly and adversely impacted by the terrorist attacks on September 11, 2001. Not only did we experience an immediate and substantial decline in demand for our travel products in the days following the attacks, we also experienced a significant increase in customer service costs and ticket refunds and cancellations. While we believe that demand for airline tickets has substantially recovered in the weeks following September 11th, ticket sales have lagged behind due to, among other things, lower average offer prices. In addition, our airline suppliers are facing significant financial difficulties and some have even discussed the possibility of impending bankruptcy. As a result, we are operating in an uncertain competitive environment that makes near-term forecasting very challenging. We believe that this uncertainty will extend into the fourth quarter and perhaps beyond. Further terrorist attacks or the bankruptcy or insolvency of a major domestic airline, would adversely affect our business and results of operations.

      For the three-months ended September 30, 2001, we had net income, before payment of a preferred stock dividend, of approximately $5.0 million. We believe that our success will depend in large part on our ability to sustain profitability, primarily from our travel business, and to continue to promote the priceline.com brand. We intend to continue to invest in marketing and promotion, technology and personnel within parameters consistent with attempts to improve operating results and sustain profitability. Our limited operating history and the challenges faced by the travel sector makes the prediction of future results of operations difficult, and accordingly, we cannot assure you that we will sustain revenue growth or profitability.

RECENT DEVELOPMENTS

      On October 2, 2001, we announced that we intend to acquire a majority interest in the equity of priceline.com europe Ltd., which holds the rights to develop the priceline.com business in Europe. To the extent that the acquisition is consummated, we will consolidate priceline.com Europe's results in the fourth quarter 2001. We currently expect that the acquisition will reduce quarterly operating income by approximately $0.01 per share for the next several quarters. Please see "FACTORS THAT MAY AFFECT FUTURE RESULTS - THERE ARE RISKS ASSOCIATED WITH OUR INVESTMENT IN PRICELINE.COM EUROPE LTD."

      On October 24, 2001, our Board of Directors increased the number of directors constituting the Board to 12 and elected Jeffery H. Boyd, our President and Chief Operating Officer, as a Director. In addition, on November 1, 2001, we accelerated the vesting of restricted stock held by certain employees of priceline.com, based on the anticipated achievement of earnings performance targets established at the time of grant. As a result of the acceleration of the vesting of the restricted stock, we expect to record a charge of approximately $7.0 million in the fourth quarter 2001.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000:

         REVENUES

                    THREE MONTHS ENDED       %         NINE MONTHS ENDED         %
                       SEPTEMBER 30,       CHANGE         SEPTEMBER 30,        CHANGE
                       -------------       ------         -------------        ------
                         ($000)                              ($000)
                     2001        2000                  2001          2000
                     ----        ----                  ----          ----
TRAVEL REVENUES    $299,793    $335,699    (10.7)%   $929,305      $994,128     (6.5)%
OTHER REVENUES        2,196       5,635    (61.0)%      7,144        13,099    (45.5)%
                   --------------------              ----------------------
TOTAL REVENUES     $301,989    $341,334    (11.5)%   $936,449    $1,007,227     (7.0)%

      TRAVEL REVENUES

      Travel revenues for the three and nine months ended September 30, 2001 consisted primarily of: (1) transaction revenues representing the selling price of airline tickets, hotel rooms and rental cars; and (2) ancillary fees we earned in connection with the sale of our travel products, including Worldspan reservation booking fees and customer processing fees. In addition to the above, travel revenues for the three and nine months ended September 30, 2000 included fee income from marketing programs offered in connection with the sale of airline tickets, hotel rooms and rental cars.

      During the three and nine months ended September 30, 2001, we sold approximately 1.2 million, 879,900 and 895,600 and 3.7 million, 2.0 million and
2.4 million airline tickets, hotel room nights and rental car days, respectively. During the three and nine months ended September 30, 2000, we sold approximately 1.3 million, 526,500 and 579,900 and 3.8 million, 1.4 million and
1.2 million airline tickets, hotel room nights and rental car days, respectively. We believe that the approximately 8% decrease in the number of airline tickets sold in the third quarter 2001 over the third quarter 2000 was due primarily to the significant decline in the demand for airline tickets following the September 11th terrorist attacks. The demand for airline tickets recovered in the weeks following the September 11th attacks. However, that recovery was slowed, in part, by disruptions in the availability of inventory related to anticipated schedule changes by the airline industry.

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

                                                        UNIQUE OFFERS FOR
                                                        -----------------

                                                    AIRLINE     HOTEL    RENTAL
                                                    TICKETS     ROOMS     CARS
                                                    -------     -----     ----
THREE MONTHS ENDED  SEPTEMBER 30, 2001               53.9%      61.0%    51.2%

THREE MONTHS ENDED  SEPTEMBER 30, 2000               50.5%      47.8%    49.2%

NINE MONTHS ENDED   SEPTEMBER 30, 2001               54.2%      59.0%    49.4%

NINE MONTHS ENDED   SEPTEMBER 30, 2000               48.0%      46.8%    44.4%

      We believe that our overall bind rate for the three and nine months ended September 30, 2001 increased compared to the same period a year ago primarily due to our access to better travel product inventory. We believe that we had better access to travel product inventory -- in particular airline ticket inventory -- as a result of a deterioration in the retail environment for the sale of travel products which contributed to our travel suppliers selling their products through discounted channels.

      Travel revenues for the three and nine months ended September 30, 2001 decreased approximately 10.7% to $299.8 million from approximately $335.7 million for the three months ended September 30, 2000, and decreased approximately 6.5% to $929.3 million from approximately $994.1 million for the nine months ended September 30, 2000. We added approximately 927,300 and 2.8 million new unique customers during the three and nine months ended September 30, 2001 compared to approximately 1.3 million and 4.4 million new unique customers (a unique customer is defined as someone who has made a guaranteed offer for at least one of our products) during the three and nine months ended September 30, 2000. In addition, we generated approximately 1.6 million and 4.4 million repeat customer offers during the three and nine months ended September 30, 2001 compared to approximately 1.4 million and 3.2 million repeat customer offers during the three and nine months ended September 30, 2000. We believe that the declines in travel revenues for the three and nine month periods ended September 30, 2001 compared to the same periods in the previous year and the decline in the number of new unique customer offers in the three and nine month periods ended September 30, 2001 compared to the same periods a year ago were primarily the result of the effects of the September 11th terrorist attacks described above, our concerted effort to obtain a higher travel gross margin per transaction and, to a lesser extent, a higher repeat rate. As a result of the events of September 11th, not only did we experience a decline in travel revenues as fewer customers booked tickets in the days after the terrorist attacks, we also processed approximately $10 million of customer refunds during the month of September as a result of the temporary suspension of our non-refund policy primarily for customers who purchased itineraries for travel during the last three weeks of September.

      The average revenue per total booked travel offer decreased approximately 10.7% and 15.4%, respectively, to $225 in the third quarter 2001 from $252 in the second quarter 2001, and from $266 in the first quarter 2001. We believe that this erosion in the average revenue per total booked travel offer was primarily driven by a change in the mix of our travel services sold. Specifically, revenues from our hotel and rental car businesses grew as a percentage of total travel revenue in the third quarter 2001 as compared to the second and first quarters of 2001. However, the average price of an airline ticket booked on priceline.com decreased compared to the second quarter 2001 and third quarter 2000 primarily as a result of a drop in average offer prices caused by a decline in consumer expectations for the cost of travel as a result of retail fare wars and the events of September 11th.

      Seasonal variations in our travel business, where the third and fourth quarters are typically weaker than the first two quarters, have historically and are expected to continue to impact our travel revenues. Travel products, particularly airline tickets, continue to account for the majority of our revenue.

      OTHER REVENUES

      Other revenues during the three and nine months ended September 30, 2001 consisted primarily of: (1) transaction revenues and fees from our long distance phone service and (2) commissions and fees from our home financing and automobile services, and license fees from our international licensees. Other revenues during the three and nine months ended September 30, 2000 consisted primarily of: (1) transaction revenues and fees from long distance phone services and (2) commissions and fees from our home financing and automobile services and WebHouse Club licensee.

      Other revenues for the three and nine months ended September 30, 2001 decreased approximately 61% and 45.5%, respectively, from the same periods a year ago, primarily as a result of the decrease in fees from our licensees and long distance phone service.

      COST OF REVENUES AND GROSS PROFIT

                                   THREE MONTHS ENDED        %         NINE MONTHS ENDED       %
                                      SEPTEMBER 30,        CHANGE         SEPTEMBER 30,      CHANGE
                                      -------------        ------         -------------      ------
                                         ($000)                              ($000)

                                   2001         2000                   2001         2000
                                   ----         ----                   ----         ----
TOTAL COST OF TRAVEL REVENUES..  $250,952     $286,134     (12.3)%   $780,427     $847,952     (8.0)%

  % OF TRAVEL REVENUES ........      83.7%        85.2%                  84.0%        85.3%

COST OF OTHER REVENUES ........      $605       $1,146     (47.2)%     $2,369       $1,780     33.1%

  % OF OTHER REVENUES .........      27.6%        20.3%                  33.2%        13.6%
                                 --------     --------               --------     --------
TOTAL COST OF REVENUES ........  $251,557     $287,280     (12.4)%   $782,796     $849,732     (7.9)%

  % OF REVENUES ...............      83.3%        84.2%                  83.6%        84.4%

      COST OF REVENUES

      COST OF TRAVEL REVENUES. Cost of travel revenues consist of product costs and, in 2000, supplier warrant costs. For the three and nine months ended September 30, 2001 and 2000, product costs consisted of: (1) the cost of airline tickets from our suppliers, net of the federal air transportation tax, segment fees and passenger facility charges imposed in connection with the sale of airline tickets; (2) the cost of hotel rooms from our suppliers, net of hotel tax; and (3) the cost of rental cars from our suppliers, net of applicable taxes.

      COST OF OTHER REVENUES. For the three and nine months ended September 30, 2001 and the three and nine months ended September 30, 2000, cost of other revenues consisted primarily of the cost of long distance telephone service.

      GROSS PROFIT

                           THREE MONTHS ENDED        %         NINE MONTHS ENDED        %
                              SEPTEMBER 30,        CHANGE        SEPTEMBER 30,        CHANGE
                              -------------        ------        -------------        ------
                                 ($000)                             ($000)

                            2001         2000                  2001         2000
                            ----         ----                  ----         ----
TRAVEL GROSS PROFIT ....  $48,841      $49,565     (1.5)%    $148,878     $146,176      1.8%

  TRAVEL GROSS MARGIN...     16.3%        14.8%                  16.0%        14.7%

OTHER GROSS PROFIT .....   $1,591       $4,489     (64.6)%     $4,775      $11,319     (57.8)%

  TRAVEL GROSS MARGIN...     72.4%        79.7%                  66.8%        86.4%

TOTAL GROSS PROFIT .....  $50,432      $54,054     (6.7)%    $153,653     $157,495     (2.4)%

  TOTAL GROSS MARGIN....     16.7%        15.8%                  16.4%        15.6%

      TRAVEL GROSS PROFIT. Travel gross profit consists of travel revenues less the cost of travel revenues. For the nine months ended September 30, 2001, travel gross profit and related travel gross margin increased over the same periods in 2000 primarily as a result of increased transactional sales volume and an increase in the average margins on air tickets, hotel rooms and rental cars. The fee portion of the travel transactions are an integral component in pricing acceptance decisions we make.

      OPERATING EXPENSES

      SALES AND MARKETING

                            THREE MONTHS ENDED       %        NINE MONTHS ENDED        %
                               SEPTEMBER 30,       CHANGE       SEPTEMBER 30,        CHANGE
                               -------------       ------       -------------        ------
                                  ($000)                           ($000)

                             2001        2000                 2001         2000
                             ----        ----                 ----         ----
ADVERTISING ...........     $9,600     $14,175     (32.3)%   $39,490      $48,340     (18.3)%

OTHER SALES & MARKETING     20,410      21,394     (4.6)%     53,961       65,295     (17.4)%
                           -------     -------               -------     --------

TOTAL .................    $30,010     $35,569     (15.6)%   $93,451     $113,635     (17.8)%

% OF REVENUES .........        9.9%       10.4%                 10.0%        11.3%

      Sales and marketing consists of advertising expenses and other sales and marketing expenses. Advertising expenses consist primarily of: (1) television and radio advertising; (2) agency fees and production costs for television and radio commercials; and (3) on-line and print advertisements. For the three and nine months ended September 30, 2001, advertising expenses decreased over the same periods in 2000 primarily due to an overall decline in the cost of advertising and an effort to reduce our advertising spending. The Company also decided to suspend its marketing campaign after the September 11th attacks. We intend to continue to pursue an advertising and branding campaign at lower spending levels than we achieved in 2000. We intend to decrease significantly our advertising expense in the last quarter of 2001 from levels in the fourth quarter of 2000 and place greater reliance on tactical radio and direct marketing programs and campaigns targeting our large customer base. There can be no assurance that we will be successful in achieving revenue targets as advertising spending is reduced.

      Other sales and marketing expenses consist primarily of: (1) provisions for customer credit card charge-backs; (2) credit card processing fees; (3) fees paid to third-party service providers that operate our call centers; and (4) compensation for our sales and marketing personnel. For the three and nine months ended September 30, 2001, other sales and marketing expenses decreased over the same period in 2000 due to reductions in the average credit card and customer service transaction costs. Other sales and marketing costs were 6.8% of third quarter revenues, compared to 5.2% in second quarter 2001. The increase was attributable to an increase in customer charge-backs in the immediate wake of the terrorist attacks of September 11th and charge-backs associated with complaints of credit card fraud. We have launched a company-wide cross-functional charge-back prevention program to address credit card fraud complaints. However, we believe our allowance for charge-backs at September 30, 2001 is adequate and that our charge-back levels will continue to run at historically high levels in the fourth quarter 2001 as we finish deploying internally developed software designed to combat credit card fraud and we address potential liabilities associated with post-September 11th charge-back activity.

      GENERAL AND ADMINISTRATIVE

                              THREE MONTHS ENDED       %       NINE MONTHS ENDED         %
                                 SEPTEMBER 30,       CHANGE      SEPTEMBER 30,         CHANGE
                                 -------------       ------      -------------         ------
                                    ($000)                          ($000)

                               2001        2000                2001         2000
                               ----        ----                ----         ----
GENERAL AND ADMINISTRATIVE    $6,069     $11,934     (49.1)%   $22,950     $39,860     (42.4)%

PAYROLL TAX EXPENSE ON
  EMPLOYEE STOCK OPTIONS .       297         349     (14.9)%       687       8,763     (92.2)%

STOCK BASED COMPENSATION .     1,015          --        --       9,312          --        --
                              ------     -------               -------     -------

TOTAL ....................    $7,381     $12,283     (39.9)%   $32,949     $48,623     (32.2)%

% OF REVENUES ............       2.4%        3.6%                  3.5%        4.8%

      General and administrative expenses consist primarily of: (1) compensation for personnel; (2) fees for outside professionals; (3) telecommunications costs; and (4) occupancy expenses. General and administrative expenses decreased during the three and nine months ended September 30, 2001 over the same periods in 2000 as a result of decreased headcount and resulting payroll and overhead costs associated with the shift in focus to our core travel products and the indefinite postponement of other product initiatives, all of which was part of our turn-around and restructuring plan implemented in the fourth quarter of 2000.

      SYSTEMS AND BUSINESS DEVELOPMENT

                        THREE MONTHS ENDED       %       NINE MONTHS ENDED         %
                           SEPTEMBER 30,       CHANGE      SEPTEMBER 30,         CHANGE
                           -------------       ------      -------------         ------
                              ($000)                          ($000)

                         2001        2000                2001         2000
                         ----        ----                ----         ----
SYSTEMS & BUSINESS
  DEVELOPMENT ....      $10,160     $11,420    (11.0)%   $31,164     $23,983     29.9%

% OF REVENUES ....          3.4%        3.3%                 3.3%        2.4%

      Systems and business development expenses consist primarily of: (1) depreciation and amortization on computer hardware and software, (2) payments to outside contractors, (3) compensation to our information technology and product development staff, and (4) data communications and other expenses associated with operating our Internet site. For the three months ended September 30, 2001, systems and business development expenses decreased over the same period in the prior year primarily as a result of the decrease in consultant costs. As part of our turn-around plan implemented in the fourth quarter of 2000, the Company reduced the number of consultants. For the nine months ended September 30, 2001, systems and business development expenses increased over the same period in 2000 due to a decrease in the amounts reimbursed by licensees and costs associated with expanding the redundancy capabilities of our data centers.

INTEREST INCOME, NET

                        THREE MONTHS ENDED       %       NINE MONTHS ENDED         %
                           SEPTEMBER 30,       CHANGE      SEPTEMBER 30,         CHANGE
                           -------------       ------      -------------         ------
                              ($000)                          ($000)

                         2001        2000                2001         2000
                         ----        ----                ----         ----
INTEREST INCOME,
  NET..............     $2,062     $2,264      (8.9)%    $5,654      $7,704      (26.6)%

      For the three and nine months ending September 30, 2001, interest income on cash and marketable securities decreased over the same periods in 2000 primarily due to lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES

      As of September 30, 2001, we had approximately $151.5 million in cash, cash equivalents, restricted cash and short-term investments. Approximately $7.0 million is restricted cash collateralizing certain letters of credit issued in favor of certain suppliers and landlords. We generally invest excess cash, cash equivalents and short-term investments predominantly in debt instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes.

      Net cash provided by operating activities was $5.2 million for the nine months ended September 30, 2001. Net cash provided by operating activities during 2001 was attributable to operations and changes in working capital, primarily accounts payable. Net cash provided by operating activities was $13.0 million for the nine months ended September 30, 2000. Net cash provided by operating activities during 2000 was primarily attributable to expanding gross margin on increasing revenues, which was partially offset by increasing operating expenses.

      The $14.2 million decrease in cash, cash equivalents, restricted cash and short-term investments during the 3rd quarter 2001 was primarily attributable to a change in our accounts payable. We believe that the decrease in cash represents a temporary working capital swing directly related to the significant decrease in the sales of airline tickets after September 11th.

      Net cash used in investing activities was $36.0 million and $58.2 million for the nine months ended September 30, 2001 and 2000, respectively. Net cash used in investing activities for 2001 was primarily related to the purchase of short-term marketable securities and additions to property and equipment. Net cash used in investing activities for the nine months ended September 30, 2000, was primarily related to purchases of property and equipment, to purchase convertible notes and warrants in certain licensees and to purchase certain equity investments.

      We have certain commitments for capital expenditures as part of our ongoing business cycle. None of these commitments are material to our financial position either individually or in the aggregate. Capital expenditures for the fourth quarter of 2001 is expected to be approximately $3.0 million to $5.0 million, and will be primarily focused on computer equipment, software and internally developed software. In connection with the accelerated vesting of shares of restricted common stock in the 4th quarter 2001, we withheld from delivery to certain employees shares of stock having a value equal to the amount of tax to be withheld and, as a result, we will make a $4.3 million cash tax payment.

      Net cash provided by financing activities was $52.8 million for the nine months ended September 30, 2001, primarily as a result of the sale of 23.8 million shares of common stock at a price of $2.10 per share to Hutchison-Whampoa Limited and Cheung Kong (Holdings) Limited in February 2001. Net cash provided by financing activities was $13.6 million for the nine months ended September 30, 2000, primarily as a result of the cash inflow related to the exercise of stock options by employees.

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

      WE MAY CONTINUE TO INCUR LOSSES

      As of September 30, 2001, we had an accumulated deficit of $1.5 billion. While we achieved net income before the non-cash preferred stock dividend for the three-month period ending September 30, 2001, we may incur losses and may not be profitable in future quarters. A substantial portion of our revenues to-date has been derived from travel products. Over time, we may introduce new products and services. With respect to current product and service offerings, we may not have decreased our operating expenses in connection with our recent restructuring on an on-going basis sufficiently to sustain profitability. With respect to possible future product and service offerings, we may have to increase our operating expenses. For us to make a profit in future quarters, our revenues and gross profit margins will need to increase sufficiently to cover these and other possible future costs. Otherwise, we may not be able to sustain profitability.

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

      Our business has almost no backlog and almost all of our revenues for a particular quarter are derived from transactions that are both initiated and completed during that quarter. Our current and future expense levels are based largely on our investment plans and estimates of future revenues and are, to a large extent, fixed. Despite our recent restructurings, we may be unable to further adjust spending in a timely manner to compensate for any unexpected revenue shortfall, including any shortfall resulting from unexpected fare sales by the airlines or a decrease in demand in our travel products due to terrorist attacks or other hostilities. Any significant shortfall in revenues relative to our planned expenditures could have an immediate adverse effect on our business and results of operations.

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

      FURTHER TERRORIST ATTACKS COULD HAVE A NEGATIVE IMPACT ON OUR COMPANY

      Our business, like most in the travel industry, was directly and adversely impacted by the terrorist attacks of September 11, 2001. We experienced an immediate and substantial decline in demand for our travel products in the days following the attacks. In addition, we experienced a significant increase in customer service costs and ticket refunds and cancellations. Further terrorist attacks or hostilities within the United States or abroad (whether or not such attacks involve commercial aircraft) or continued or increased hostilities in the Middle East or elsewhere, are likely to contribute to a general reluctance by the public to travel by air and, as a result, materially and adversely affect our business and results of operations.

      WE ARE DEPENDENT ON THE AIRLINE INDUSTRY AND CERTAIN AIRLINES

      Our financial prospects are significantly dependent upon our sale of leisure airline tickets. Sales of leisure airline tickets represented a substantial majority of total revenue for the three and nine months ended September 30, 2001. Leisure travel, including the sale of leisure airline tickets, is dependent on personal discretionary spending levels. As a result, sales of leisure airline tickets and other leisure travel products tend to decline during general economic downturns and recessions. In addition, unforeseen events, such as terrorist attacks, political instability, regional hostilities, increases in fuel prices, imposition of taxes or surcharges by regulatory authorities, travel-related accidents and unusual weather patterns also may adversely affect the leisure travel industry. As a result, our business also is likely to be affected by those events. Further, work stoppages or labor unrest at any of the major airlines could materially and adversely affect the airline industry and, as a consequence, our business.

      Sales of airline tickets from our seven largest airline suppliers accounted for approximately 91.7% of airline ticket revenue for both the nine months ended September 30, 2001 and 2000. As a result, currently we are substantially dependent upon the continued participation of these airlines in the priceline.com service in order to maintain and continue to grow our total airline ticket revenues and, as a consequence, our overall revenues.

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

      Due to our dependence on the airline industry, we could be severely affected by changes in that industry, and, in many cases, we will have no control over such changes or their timing. For example, in the aftermath of the September 11 terrorist attacks, several major U.S. airlines are struggling financially and have discussed publicly the risks of bankruptcy. If any of the major U.S. airlines that participates in our system were to seek the protection of the bankruptcy laws, our business, results of operations and financial condition would be materially and adversely affected. To the extent one of the major U.S. Airlines that participates in our system declared bankruptcy and was unable or unwilling to honor tickets sold for its flights, because we are the merchant-of-record on sales of airline tickets to our customers, we could experience a significant increase in demands for refunds or credit card charge-backs from customers which would materially and adversely affect our business. In addition, because our customers do not choose the airlines on which they are to fly, the specter of a major U.S. airline declaring bankruptcy could discourage customers from booking airline tickets through us.

      In addition, given the concentration of the airline industry, particularly in the domestic market, major airlines that are not participating in the priceline.com service, or our competitors, could exert pressure on other airlines not to supply us with tickets. Moreover, the airlines may attempt to establish their own buyer-driven commerce service or participate or invest in other similar services, like Hotwire, a Web site that offers discounted fares on opaque inventory, or Orbitz, that compete directly with us. We also could be materially adversely affected by the bankruptcy, consolidation, insolvency or other material adverse change in the business or financial condition of one or more of our airline participants.

      OUR BUSINESS IS EXPOSED TO RISKS ASSOCIATED WITH CREDIT CARD FRAUD AND CHARGE-BACKS

      To date, our results have been impacted by purchases made using fraudulent credit cards. Because we act as the merchant-of-record, we are held liable for fraudulent credit card transactions on our website as well as other payment disputes with our customers. Accordingly, we calculate and record an allowance for the resulting credit card charge-backs. During the latter part of the third quarter of 2001, we launched a company-wide, cross-functional credit card charge-back reduction project aimed at preventing fraud. The effectiveness of this project is not currently known and if this program is not successful in reducing the amount of credit card fraud on our website, our business could be adversely affected.

      THERE ARE RISKS ASSOCIATED WITH OUR INVESTMENT IN PRICELINE.COM EUROPE
LTD.

      On October 2, 2001, we announced that we intend to acquire a majority interest in the equity of priceline.com europe Ltd., which holds the rights to develop the priceline.com business in Europe. As a result of the acquisition, which we anticipate will close in November 2001, we will consolidate priceline.com Europe's financial results with ours in the fourth quarter 2001 and beyond and will incur losses. There can be no assurances that the acquisition of priceline.com Europe Ltd. will be consummated. As part of the consolidation, we intend to restructure priceline.com europe's operations. While we currently believe that our investment in priceline.com europe would not be impaired if we restructured priceline.com europe's operations, we can give no assurance that over the long term our investment would not be impaired and that any such consolidation and restructuring would not have a material adverse effect on our business, results of operations and financial conditions.

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

      TWO LARGE STOCKHOLDERS BENEFICIALLY OWN APPROXIMATELY 30% OF OUR STOCK.

      Hutchison Whampoa Limited and its 49.94% shareholder, Cheung Kong (Holdings) Limited, beneficially owned approximately 30% of our outstanding common stock as of September 30, 2001, based on public filings with the Securities and Exchange Commission. Together, Cheung Kong (Holdings) Limited and Hutchison Whampoa Limited have the right to appoint three of the twelve members of our Board of Directors. As a result of its ownership and positions, Cheung Kong (Holdings) Limited and Hutchison Whampoa Limited collectively are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of our company. In addition, both Cheung Kong (Holdings) Limited and Hutchison Whampoa Limited have registration rights with respect to their shares held in priceline.com. On September 20, 2001, Cheung Kong (Holdings) Limited and Hutchison Whampoa Limited withdrew their request for the filing of a shelf registration statement to sell shares and obtained rights to purchase up to a 37.5% stake in priceline.com, subject to certain limitations. There can be no assurance that Cheung Kong (Holdings) Limited, Hutchison Whampoa Limited, or both, will not make a request for registration and dispose of all or substantially all of our common stock held by them at any time after the effectiveness of such a shelf registration statement. Sales of significant amounts of shares held by Cheung Kong (Holdings) Limited or Hutchison Whampoa Limited, or the prospect of these sales, could adversely affect the market price of our common stock.

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

      Substantially all of our computer hardware for operating our services is currently located at Exodus Communications, Inc. in New Jersey. On September 26, 2001, Exodus filed a petition for Chapter 11 bankruptcy protection. If Exodus is unable to provide uninterrupted service while in bankruptcy our results will suffer. Also, if Exodus is unable to emerge successfully from bankruptcy and forced to liquidate its assets, we would need to activate our secondary site at AT&T which would be a substantial burden to us and adversely affect our results.

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

      Substantially all of our computer hardware for operating our services currently is located at the facilities of Exodus Communications, Inc. in New Jersey. These systems and operations are vulnerable to damage or interruption from human error, floods, fires, power loss, telecommunication failures and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. In addition, we could experience interruptions as a result of Exodus' bankruptcy, including cessation of service if Exodus is unable to successfully emerge from bankruptcy. We do not maintain fully redundant systems or hosting services, and we do not carry business interruption insurance sufficient to compensate us for losses that may occur. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at the Exodus facility could result in lengthy interruptions in our services. In addition, the failure by Exodus to provide our required data communications capacity could result in interruptions in our service. Any system failure that causes an interruption in service or decreases the responsiveness of the priceline.com service could impair our reputation, damage our brand name and materially adversely affect our business and results of operations.

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

      Expressions of future goals and similar expressions including, without limitation, "may," "will," "should,"

"could," "expects," "does not currently expect," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "targets," or "continue," reflecting something other than historical fact are intended to identify forward-looking statements. The following factors, among others, could cause our actual results to differ materially from those described in the forward-looking statements: adverse changes in general market conditions for leisure and other travel products as the result of recent terrorist attacks, hostilities or other similar or related events; adverse changes in our relationships with airlines and other product and service providers; the bankruptcy or insolvency of a major domestic airline; systems-related failures and/or security breaches; the effects of increased competition; our ability to protect our intellectual property rights; losses by us and our licensees; any adverse impact from negative publicity as a result of recent events and negative customer reaction to such publicity; legal and regulatory risks and the ability to attract and retain qualified personnel. These factors and others are described in more detail above in the section entitled "Factors That May Affect Future Results." Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the reports and documents we file from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      REPORTS ON FORM 8-K

      On August 1, 2001, we furnished a report on Form 8-K in connection with our second quarter earnings release. On September 21, 2001, we filed a report on Form 8-K in connection with the announcement that Cheung Kong (Holdings) Limited and Hutchison Whampoa Limited had withdrawn their request for filing of a shelf registration to sell shares and obtained rights to purchase up to a 37.5% stake in the Company. In the same Form 8-K, the Company re-estimated it's 3rd quarter earnings in light of the September 11, 2001 terrorist attacks.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PRICELINE.COM INCORPORATED
                                                (Registrant)


Date: November 14, 2001                 By: /s/ Robert Mylod
                                           -------------------------------------
                                           Name:  Robert Mylod
                                           Title: Chief Financial Officer