Form 10-K
period 2001-12-31
PRICELINE COM INC
filed 2002-03-29
CIK 1075531

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

                                   ----------

       For the year ended: December 31, 2001 Commission File No.: 0-25581

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

                                   -----------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      The aggregate market value of common stock held by non-affiliates of priceline.com as of March 21, 2002 was approximately $599,434,055 million based upon the closing price reported for such date on the Nasdaq National Market. For purposes of this disclosure, shares of common stock held by persons who are known by priceline.com to own more than 5% of the outstanding shares of common stock and shares held by current executive officers and directors of priceline.com have been excluded because such persons may be deemed to be affiliates of priceline.com. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      The number of outstanding shares of priceline.com's common stock was 229,502,040 as of March 21, 2002.

================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

      The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth in this Form 10-K, is incorporated herein by reference from priceline.com's definitive proxy statement relating to the annual meeting of stockholders to be held on May 23, 2002 to be filed with the Securities and Exchange Commission within 120 days after the end of priceline.com's fiscal year ended December 31, 2001.

      priceline.com Incorporated Form 10-K for the Year Ended December 31, 2001 Index

                                                                                                          PAGE
                                                                                                          ----
PART I
Item 1.    Business...................................................................................       1
Item 2.    Properties.................................................................................      19
Item 3.    Legal Proceedings..........................................................................      19
Item 4.    Submission of Matters to a Vote of Security Holders........................................      23

PART II
Item 5.    Market for the Registrant's Common Stock and Related Stockholder Matters...................      24
Item 6.    Selected Financial Data....................................................................      25
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations......      26
Item 7A.   Quantitative and Qualitative Disclosure About Market Risk..................................      48
Item 8.    Consolidated Financial Statements and Supplementary Data...................................      48
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......      48

PART III
Item 10.   Directors and Executive Officers of the Registrant.........................................      49
Item 11.   Executive Compensation.....................................................................      49
Item 12.   Security Ownership of Certain Beneficial Owners and Management.............................      49
Item 13.   Certain Relationships and Related Transactions.............................................      49

PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K............................      50
Signatures ...........................................................................................      55
Consolidated Financial Statements.....................................................................      57

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

      EXPRESSIONS OF FUTURE GOALS AND SIMILAR EXPRESSIONS INCLUDING, WITHOUT LIMITATION, "MAY," "WILL," "SHOULD," "COULD," "EXPECTS," "DOES NOT CURRENTLY EXPECT," "PLANS," "ANTICIPATES," "BELIEVES," "ESTIMATES," "PREDICTS," "POTENTIAL," "TARGETS," OR "CONTINUE," REFLECTING SOMETHING OTHER THAN HISTORICAL FACT ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THE FOLLOWING FACTORS, AMONG OTHERS, COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS: ADVERSE CHANGES IN GENERAL MARKET CONDITIONS FOR LEISURE AND OTHER TRAVEL PRODUCTS AS THE RESULT OF, AMONG OTHER THINGS, TERRORIST ATTACKS OR HOSTILITIES; ADVERSE CHANGES IN OUR RELATIONSHIPS WITH AIRLINES AND OTHER PRODUCT AND SERVICE PROVIDERS; THE EFFECTS OF INCREASED COMPETITION; SYSTEMS-RELATED FAILURES AND/OR SECURITY BREACHES; OUR ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS; LOSSES BY US AND OUR LICENSEES; ANY ADVERSE IMPACT FROM NEGATIVE PUBLICITY AND NEGATIVE CUSTOMER REACTION TO SUCH PUBLICITY; LEGAL AND REGULATORY RISKS AND THE ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL. THESE FACTORS AND OTHERS ARE DESCRIBED IN MORE DETAIL BELOW IN THE SECTION ENTITLED "FACTORS THAT MAY AFFECT FUTURE RESULTS." UNLESS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. HOWEVER, READERS SHOULD CAREFULLY REVIEW THE REPORTS AND DOCUMENTS WE FILE FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, PARTICULARLY THE QUARTERLY REPORTS ON FORM 10-Q AND ANY CURRENT REPORTS ON FORM 8-K.

                                     PART I

ITEM 1. BUSINESS

GENERAL

      Priceline.com Incorporated ("priceline.com," the "Company," "we," "us" or "our") has pioneered a unique e-commerce pricing system known as a "demand collection system" that enables consumers to use the Internet to save money on products and services while enabling sellers to generate incremental revenue. Using a simple and compelling consumer proposition -- NAME YOUR OWN PRICE(SM) -- we collect consumer demand, in the form of individual customer offers, for a particular product or service at a price set by the customer. We then access databases or, in some instances, communicate that demand to participating sellers to determine whether we can fulfill the customer's offer. For most of these transactions, we establish the price we will accept, have total discretion in supplier selection, purchase and take title to the particular product and are the merchant of record. Consumers agree to hold their offers open for a specified period of time and, once fulfilled, offers generally cannot be canceled. We benefit consumers by enabling them to save money, while at the same time benefiting sellers by providing them with an effective revenue management tool capable of identifying and capturing incremental revenues. By requiring consumers to be flexible with respect to brands, sellers and product features, we enable sellers to generate incremental revenue without disrupting their existing distribution channels or retail pricing structures.

      Our business model and brand are currently, through us or independent licensees, supporting several products and service offerings, including the following:

      o leisure airline tickets, provided by 10 domestic and 23 international airline participants, and travel insurance;

      o hotel rooms, in substantially all major United States markets with more than 50 national hotel chains, and in a limited number of markets outside the United States;

      o rental cars, in substantially all major United States airport markets with five leading rental car chains as participants;

      o     new automobiles, in substantially all major United States markets;

      o home financing services, in substantially all major United States markets, which includes home mortgage services, home equity loans and refinancing services;

      o long distance telephone calling, provided by three carriers, and wireless telephone service, including sales of wireless telephones and service plans, in substantially all United States markets;

      o fixed-price cruises and cruise packages, through a third party agent representing major cruise lines; and

      o     vacation packages, in many U.S. markets.

      For the year ended December 31, 2001, we had revenues of approximately $1.17 billion. Revenues for the year ended December 31, 2001 consisted primarily of: (1) travel revenue and (2) other revenue. Travel revenue, which represented 99.2% of our total revenue in 2001, consisted primarily of: (1) transaction revenues representing the selling price of airline tickets, hotel rooms and rental cars and (2) ancillary fees, including Worldspan reservation booking fees and customer processing fees charged in connection with the sale of our travel products. Other revenues consisted primarily of: (1) transaction revenues and fees from long distance phone service and (2) commissions and fees from our home financing and automobile services and fees from our licensees.

      Priceline.com was formed as a Delaware limited liability company in 1997 and was converted into a Delaware corporation in July 1998. Our common stock is listed on the Nasdaq National Market under the symbol "PCLN." Our principal executive offices are located at 800 Connecticut Avenue, Norwalk, Connecticut 06854.

THE priceline.com BUSINESS MODEL

      We have developed a unique pricing system known as a "demand collection system" that uses the information sharing and communications power of the Internet to create a new way of pricing products and services. We believe we have created a new balance between the interests of buyers, who are willing to accept trade-offs in order to save money, and sellers, who are prepared to generate incremental revenue by selling products at below retail prices, provided that they can do so without disrupting their existing distribution channels or retail pricing structures. Our demand collection system allows consumers to specify the price they are prepared to pay when submitting an offer for a particular product or service within a specified range of substitutability. We then access databases or, in some instances, communicate that demand to participating sellers to determine whether we can fulfill the customer's offer and then decide whether we want to accept the offer at the price designated by the consumer. For most of these transactions, we establish the price we will accept, have total discretion in supplier selection, purchase and take title to the particular product and are the merchant of record. Consumers agree to hold their offers open for a specified period of time to enable us to fulfill their offers from inventory provided by participating sellers. Once fulfilled, offers generally cannot be canceled. This system uses the flexibility of buyers to enable sellers to accept a lower price in order to sell excess inventory or capacity or increase sales velocity. We believe that our demand collection system addresses limitations inherent in traditional seller-driven pricing mechanisms in a manner that offers substantial benefits to both buyers and sellers. We believe that the principal advantages of our system include the following:

      o COST SAVINGS. Our NAME YOUR OWN PRICE(SM) demand collection system allows consumers to save money in a simple and compelling way. Buyers effectively trade off flexibility about brands, product features and/or sellers in return for prices that are lower than those that can be obtained at that time through traditional retail distribution channels.

      o INCREMENTAL REVENUE FOR SELLERS. Sellers use priceline.com as a revenue management tool to generate incremental revenue without disrupting their existing distribution channels or retail pricing structures. We require consumers to be flexible with respect to brands and product features. As a result, with the exception of our cruise, vacation, automobile, long distance and wireless products, sellers' brands are not revealed to customers prior to the consummation of a transaction, thereby protecting their brand integrity. This shielding of brand identity enables sellers to sell products and services at discounted prices without cannibalizing their own retail sales by publicly announcing discount prices and without competing against their own distributors.

      o PROPRIETARY SELLER NETWORKS. We have assembled proprietary networks of industry leading sellers that represent high quality brands. By establishing attractive networks of seller participants with reputations for quality, scale and national presence, we believe that we foster increased participation by both buyers and sellers.

THE priceline.com STRATEGY

      During the second half of 2000, we experienced a decrease in the momentum of our business as the result of a number of different events. As a result, in the fourth quarter 2000, we formulated a turnaround plan to restore our business momentum, regain consumer confidence in our value proposition and achieve profitability. The key elements of our strategy were to refocus on our core businesses, particularly travel; strengthen our product offering and customer service; strengthen our international relationships; and motivate and retain our employees. Below is a summary of our success in each of these points of our turnaround plan:

      o REFOCUS ON CORE BUSINESSES, PARTICULARLY TRAVEL. Throughout 2001, we focused our resources and attention primarily on our travel business with the intent of achieving profitability which we did in the second quarter of 2001. We successfully expanded our travel offerings to include cruises, cruise packages, a resort option on our hotel product, and in February, 2002, vacation packages.

      o STRENGTHEN OUR PRODUCT OFFERING AND CUSTOMER SERVICE. During 2001, we continued to implement significant enhancements to the functionality, clarity, speed and convenience of our website in an attempt to improve each customer's experience. In addition, we worked with participating sellers to develop modifications and/or refinements to our existing product offerings to enhance our customer proposition. For example, in addition to expanding our product offering to include cruises, cruise packages and resorts, we reduced the time between when a customer makes an offer and when he or she gets a response from one hour to fifteen minutes.

      o STRENGTHEN INTERNATIONAL RELATIONSHIPS. We concentrated our attention on our international initiatives in Europe and Asia by providing our expertise and assistance to our international licensees. In late December 2001, we acquired a majority interest in priceline.com europe Ltd., the operating company that holds the rights to develop the priceline.com business in Europe.

      o MOTIVATE AND RETAIN EMPLOYEES. A critical component of our success depends, in part, on our ability to retain, attract, integrate and motivate highly qualified technical and managerial personnel, for whom competition is intense. As a result, we implemented, and intend to continue to evaluate and enhance as necessary, an employee compensation and retention plan, comprised primarily of new equity incentives, designed to retain and motivate our employees and managers as we implemented our turnaround plan. During the year ended December 31, 2001, we did not experience significant employee attrition.

PRODUCTS AND SERVICES

TRAVEL SERVICES

      LEISURE AIRLINE TICKETS. There are a total of 10 domestic airlines and 23 international airlines participating in our airline ticket service.

      Consumers can make offers to purchase airline tickets through our website or the 1-800-PRICELINE call center. The vast majority of all airline ticket requests are made through our website. To make an offer, a customer specifies
(1) the origin and destination of the trip, (2) the dates on which the customer wishes to depart and return, (3) the price the customer is willing to pay and
(4) the customer's valid credit card to guarantee the offer. When making an offer, consumers must agree to:

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

      When we receive an offer, we determine whether to fulfill the offer based upon the available fares, rules and inventory provided to us by our participating airlines. A customer is notified whether his or her offer has been accepted within fifteen minutes, and we have recently reduced the average response times to customer offers to about 4 minutes. If we are able to obtain an airline ticket within the parameters specified by the customer, the customer's offer is accepted and his or her credit card is charged the offer price, plus applicable taxes, surcharges and standard processing fees, and the ticket is delivered to the customer by the delivery method specified by the customer. For customers who request it, we guarantee no more than one connection per leg of trip with a maximum of a 3 hour stop. As with our other travel products, once a customer's offer for airline tickets is accepted, that offer, in almost all cases, cannot be withdrawn or cancelled.

      If a customer's offer is not accepted, but we believe the offer is reasonably close to a price that we would be willing to accept, we will attempt to "rehabilitate" the customer's offer. In such cases, when the customer is told that his or her offer has not been accepted, we provide guidance to the customer indicating the amount that such offer would need to be increased in order to significantly increase the chances of the offer being accepted.

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

      In May 2001, we expanded our hotel product to include resorts. Resorts are hotels that typically have more extensive facilities, including a spa or fitness facility, one or more pools, and multiple food and beverage choices. Priceline resorts reflect the season and the area in which they are located with recreational options such as water sports, tennis, snow skiing or golf.

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

      Under our Insiders Rates(SM) service, participating car rental companies offer customers who have successfully purchased an airline ticket from us rates on car rentals in connection with a customer's planned travel arrangements. The offer is provided to customers by e-mail and on our website when a customer checks the status of his or her request.

      Our NAME YOUR OWN PRICE(SM) rental car service operates in a manner similar to our airline ticket and hotel reservation services. Consumers can access our website and select where and when they want to rent a car, what kind of car they want to rent (i.e., economy, compact, mid-size, SUV) and the price they want to pay per-day, excluding taxes, fees and surcharges. When we receive an offer, we determine whether to fulfill the offer based upon the available rates, rules and inventory. A customer is notified whether his or her offer has been accepted within fifteen minutes. If a customer's offer is accepted, we will immediately reserve the rental car, charge the customer's credit card and notify the customer of the car rental company and location providing the rental car.

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

      OTHER TRAVEL SERVICES. In September 2001, we began offering fixed-price cruise trips through National Leisure Group, Inc., an agent representing major cruise lines. Our cruise product allows consumers to search for and compare cruise pricing and availability information and to purchase cruises by selecting from our published offerings and prices. In addition, consumers can combine their cruise purchase with airline tickets to the port of departure of the cruise. In February 2002, we began offering our vacation package product, which allows consumers to determine their own price for packages consisting of airfare and hotel or resort room nights.

      While we are currently focused on the travel products and services described above, over time, we may evaluate introducing other products and services within the leisure travel industry.

HOME FINANCING SERVICES

      Under the terms of an agreement with Alliance Partners, L.P., our financing service allows consumers to name their interest rate and points for mortgages of a specified term, including purchase money mortgages, refinancings and home equity loans. As a general matter, to obtain a loan, consumers access our website and specify the amount of the loan, the term, the interest rate and the points that they are willing to pay. Customers complete a simplified loan application as part of the process of making an offer. In connection with making an offer, customers are required to guarantee with a major credit card the payment of a $250 deposit that is applied towards closing costs and returned if we cannot find a participating lender to accept the offer. We notify a customer within six hours whether his or her offer has been accepted by a participating lender. Participating lenders may submit counteroffers through us for up to one business day following the customer's offer.

      We offer home financing services through pricelinemortgage.com, of which we own 49%. Pursuant to an intellectual property license from us, pricelinemortgage utilizes the priceline.com NAME YOUR OWN PRICE(SM) business model. Pricelinemortgage is controlled by First Alliance Bank, a federally chartered savings association supervised by the Office of Thrift Supervision and a wholly owned subsidiary of Alliance Partners. Pricelinemortgage has access to the management resources and expertise of Alliance Partners and its affiliates, including Alliance Mortgage Company, a residential mortgage lender since 1962. Alliance Partners provides management services to pricelinemortgage, including the procurement of personnel and office space and assistance in obtaining regulatory approvals. Robert J. Mylod, our Chief Financial Officer, is a director of, and an investor in, Alliance Capital Partners Inc., the parent company of Alliance Partners. Pricelinemortgage is operating in all 50 states.

LONG DISTANCE AND WIRELESS SERVICE

      Our pre-paid Name Your Own Price(SM) long distance service is available for purchase and use in substantially all United States markets and is targeted for use by residential customers. Our service is currently provided by three telecommunications providers, Net2Phone, DeltaThree and CNM Networks, Inc. Customers access our website and select the country they wish to call, the number of minutes they want to purchase, the phone number(s) from where they plan to place their calls and the price they are willing to pay for a block of prepaid minutes. Customers are generally notified within 15 minutes whether we have accepted their offer.

      On December 10, 2001, we introduced our home long distance services, which allows customers to choose their provider from participating long distance carriers. This sign-up service complements our pre-paid Name Your Own Price(SM) long distance service which does not require users to change their long distance carrier. Also on December 10, 2001, we launched the only Name Your Own Price(SM) Phone Card offered in the United States. This service allows consumers to make phone card purchases online and use their phone card minutes anywhere in the continental United States.

      On December 10, 2001, we also launched our wireless phone and service marketplace. Wireless phones and service plans are available for purchase and use in substantially all United States markets and are targeted for use by the same consumers who would use our long distance product.

NEW CAR SALES

      Our new automobile service is offered in every state except Alaska. Our new car sales service accepts offers for every major brand of automobile. To purchase a new car through our service, the customer identifies the exact vehicle desired to be purchased or leased, including the make, model and specified options, the geographic area in which the customer is willing to pick up the vehicle and the purchase price or lease price the customer is willing to pay. All sales are made through factory-authorized dealers.

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

INTERNATIONAL

      ASIA. We are party to agreements with subsidiaries of Hutchison Whampoa Limited ("HUTCHISON") to introduce our services to several Asian markets. Under the terms of the agreements, we license our business model and provide our expertise in technology, marketing and operations to a Hutchison subsidiary, Hutchison-Priceline Limited. Hutchison owns equity securities in Hutchison-Priceline Limited. Hutchison-Priceline Limited pays us an annual licensing fee to use our intellectual property. While we currently have no equity in Hutchison-Priceline Limited and do not control its board of directors, we have invested in a note convertible into approximately 35% (on a fully diluted basis) of the equity of Hutchison-Priceline Limited. Hutchison and Cheung Kong (Holdings) Limited, a company affiliated with Hutchison, own approximately 31% of our outstanding common stock and have three seats on our board of directors. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates."

      EUROPE. Priceline.com europe Ltd. is a majority owned subsidiary of ours that was established to provide our services to several European markets. The other investors in priceline.com europe Ltd. include affiliates of General Atlantic Partners, LLC and certain individual investors. William Ford, a principal of General Atlantic Partners, is a member of our board of directors and chairman of our audit committee. Priceline.com europe Ltd. began offering airline tickets in the fourth quarter 2000. Please see Note 7 to our consolidated financial statements.

MARKETING AND BRAND AWARENESS

      Priceline.com has established itself as one of the most recognized e-commerce brands through an aggressive marketing and promotion campaign. During 2001, we spent $46.9 million on advertising. We intend to continue to pursue a marketing strategy designed to promote brand awareness and the concept that consumers can save money on all products and services offered by priceline.com. Underlying our marketing strategy is our belief that our target market is all consumers, not just Internet-savvy consumers. To date, substantially all of our spending has been for television, radio, online and, to a lesser extent, newspaper advertising. Our television and radio campaigns during the year ended December 31, 2001 featured the voices of William Shatner and others as our spokespeople. In 2001, we began shifting our marketing resources from traditional areas of marketing such as television and radio, toward online marketing and we expect to continue this trend in 2002. On December 10, 2001, we entered into a marketing alliance with America OnLine, Inc. and in early 2002, we entered into an agreement with eBay, Inc. to create a new travel booking service for eBay Travel. We intend to continue to promote the priceline.com brand aggressively in 2002.

COMPETITION

      We compete with both online and traditional sellers of the products and services offered on priceline.com. Current and new competitors can launch new sites at a relatively low cost. In addition, the traditional retail industry for the products and services we offer is intensely competitive. In 2001, we saw the continuation of a trend in the online travel industry toward vertical integration. For example, in October 2001, Cendant Corporation, a diversified global provider of business and consumer services which owns, among other things, Avis and is the world's largest franchiser of hotels, purchased online travel provider Cheaptickets.com as well as Galileo International, Inc., a global distribution system. In addition, in February

2002, USA Networks, Inc., which owns a controlling stake in Hotel Reservations Network, acquired a controlling stake in Expedia, Inc. If this trend continues, we might not be able to effectively compete with industry conglomerates that have access to greater and more diversified resources than we do.

      We currently or potentially compete with a variety of companies with respect to each product or service we offer. With respect to travel products, these competitors include:

      o Internet travel services such as Expedia, Travelocity.com, Orbitz and Hotwire, a website that offers discounted fares on opaque inventory;

      o     traditional travel agencies;

      o consolidators and wholesalers of airline tickets and other travel products, including online consolidators such as Hotel Reservation Network and Cheaptickets.com;

      o individual or groups of airlines, hotels, rental car companies, cruise operators and other travel service providers (all of which may provide services by telephone or through a website); and

      o operators of travel industry reservation databases such as Worldspan and Sabre.

      A number of airlines, including a number that participate in our system, have invested in and offer discount airfares and travel services through the Orbitz internet travel service, and a number of airlines, including a number that participate in our system, participate in and have received an equity stake from Hotwire. The June 2001 launch of Orbitz has had a strong impact on the online travel industry. Specifically, because Orbitz is airline-owned, it is in a position to forego certain revenue streams upon which other online travel suppliers may be dependant, such as commissions and global distribution system fees. Orbitz's prices, which unlike ours, are disclosed to the consumer, are typically lower than other online travel providers offering disclosed price fares. In addition, in February 2002, several major hotel brands announced the creation of Hotel Distribution System, a joint venture to market hotel rooms over the Internet through multiple websites. Competition from these and other sources could have a material adverse effect on our business, results of operations and financial condition.

      With respect to financial service products, our competitors include banks and other financial institutions, and online and traditional mortgage and insurance brokers, including mortgage.com, Quicken Mortgage, E-Loan, LendingTree and iOwn, Inc.

      With respect to long distance and wireless services, our current or potential competitors include long distance and wireless providers, local exchange providers that may be entering the long distance market and Internet Protocol telephone services.

      With respect to the sale of new automobiles, our competitors include online companies as well as traditional car dealers, many of which offer online shopping capabilities.

      We potentially face competition from a number of large Internet companies and services that have expertise in developing online commerce and in facilitating Internet traffic, including Amazon.com and Yahoo!, who could choose to compete with us either directly or indirectly through affiliations with other e-commerce or off-line companies. Other large companies with strong brand recognition, technical expertise and experience in Internet commerce could also seek to compete with us. Competition from these and other sources could have a material adverse effect on our business, results of operations and financial condition.

      Many of our current and potential competitors, including Internet directories and search engines and large traditional retailers, have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing, technical and other resources than we have. Some of these competitors may be able to secure products and services on more favorable terms than we can. In addition, many of these competitors may be able to devote significantly greater resources to: (1) marketing and promotional campaigns, (2) attracting traffic to their websites, (3) attracting and retaining key employees, (4) securing vendors and inventory and (5) website and systems development.

      Increased competition could result in reduced operating margins and loss of market share and could damage our brand. There can be no assurance that we will be able to compete successfully against current and future competitors or that competition will not have a material adverse effect on our business, results of operations and financial condition.

OPERATIONS AND TECHNOLOGY

      Our business is supported by a systems platform, which was designed with an emphasis on scalability, performance and reliability. Our core demand collection and offer processing systems are proprietary to priceline.com. The software platform and architecture are built on server-side Java, C++ and SQL scripts integrated with an Oracle relational database system. This internal platform was designed to include open application protocol interfaces that can provide connectivity to vendors in the range of industries in which we operate. These include large global inventory systems, such as airline and hotel room reservation systems and financial service providers, as well as individual inventory suppliers, such as auto dealers and individual hotels. Our Internet servers utilize Verisign digital certificates to help us conduct secure communications and transactions.

      We out-source most of our call center and customer service functions, and use a real-time interactive voice response system with transfer capabilities to our call centers and customer service centers in Norwalk, Connecticut, Columbus, Ohio, and Sunrise, Florida.

      Our systems infrastructure, Web and database servers are hosted at Exodus Communications, Inc. in Jersey City, New Jersey, which provides communication lines from multiple providers including UUNet and AT&T, as well as 24-hour monitoring and engineering support. Exodus has its own generator and multiple back-up systems in Jersey City. Substantially all of our computer hardware for operating our services is currently located at Exodus Communications, Inc. in New Jersey. We also maintain a second Web hosting facility at AT&T in New York City. Our network operations center monitors both Web hosting facilities and is located in our Norwalk, Connecticut headquarters. Both facilities have an uninterruptible power supply system, generators and redundant servers. On September 26, 2001, Exodus filed a petition for Chapter 11 bankruptcy protection. On February 1, 2002, Exodus announced that Cable and Wireless plc had completed the acquisition of a majority of the business activities of Exodus and substantially all of its U.S. customer contracts, including our contract. If Exodus is unable, for any reason, to support our primary web hosting facility, we would need to activate our secondary site at AT&T which would be a substantial burden to us and could adversely affect our results. See "Factors That May Affect Future Results - We Rely on Third-Party Systems."

      We also offer phone service through our toll-free number, 1-800-PRICELINE(SM), which allows consumers who do not have access to a computer to phone in their orders for airline tickets. In addition, consumers who choose not to transmit their credit card information via the Internet have the option of submitting their credit card information through the phone service. We also use our toll-free number to provide customer service.

INTELLECTUAL PROPERTY

      We currently hold nine issued United States patents, Nos. 5,794,207, 5,797,127, 5,897,620, 6,041,308, 6,085,169, 6,108,639, 6,134,534, 6,240,396 and
6,332,129 over 20 pending United States patent applications and corresponding pending international patent applications. We file additional patent applications on new inventions, as appropriate.

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

      There has been discussion in the press regarding the examination and issuance of so called "business-method" patents. As a result, the United States Patent and Trademark Office has indicated that it intends to intensify the review process applicable to such patent applications. The new procedures are not expected to have a direct effect on patents already granted. We cannot anticipate what effect, if any, the new process will have on our pending patent applications. See "Legal Proceedings."

      We hold the exclusive rights to the trade names and service marks PRICELINE and PRICELINE.COM, U.S. service mark registrations Nos. 2,313,827; 2,481,750; 2,481,752 and 2,481,112, including all attendant goodwill therefor. We own pending U.S. service mark applications Nos. 75/610,935; 75/610,936 and 76/061,138 for NAME YOUR OWN PRICE(SM), and U.S. service mark registration No. 2,313,827 for NAME YOUR PRICE!(SM). In addition, we own pending U.S. service mark application No. 78/109,131 for I THINK THEREFORE I SAVE. We seek to protect our copyrights, service marks, trademarks, trade dress and trade secrets on an ongoing basis through a combination of laws and contractual restrictions, such as confidentiality agreements. For example, we attempt to register our trademarks and service marks in the United States and internationally and currently hold over one hundred service marks in the United States and internationally and currently hold over one hundred service mark registrations worldwide. However, effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are or will be made available online, regardless of our continuous efforts to police and register our marks. See "Additional Factors That May Affect Future Results - Our Success Depends On Our Ability To Protect Our Intellectual Property."

      We currently own the Internet domain name PRICELINE.COM in the United States. Domain names are generally regulated by Internet regulatory bodies. The relationship between trademark and unfair competition laws and domain name registration is evolving. The 1999 Anti-Cybersquatting Consumer Protection Act and the Uniform Dispute Resolution Policy have both significantly enhanced the ability to prevent incorporation of trademarks into domain names by third parties. We actively pursue significant infringers who improperly misappropriate our trademarks and misspellings thereof as domain names, as appropriate, to maintain and enhance the strength of our trademarks. See "Additional Factors That May Affect Future Results - Our Success Depends On Our Ability To Protect Our Intellectual Property."

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

      We are also subject to laws governing the licensing and conduct of persons providing mortgage brokerage services. Such laws typically require certain consumer protection disclosures and loan solicitation procedures. For example, the Real Estate Settlement Procedures Act prohibits the payment and receipt of mortgage loan referral fees, and permits persons to be compensated only for the fair market value of non-referral services. Accordingly, our home financing service provides non-referral services such as website development and advertising to a licensed mortgage broker who, in turn, provides the back-end processing for loan referrals.

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

      Priceline.com europe Ltd. and Hutchison-Priceline Limited are subject to various foreign regulations and governing bodies that might limit their products and services. They may be affected by unexpected changes in regulatory requirements and various tariffs and trade barriers in connection with online commerce. Any failure by priceline.com europe Ltd. or Hutchison-Priceline Limited to comply may have an adverse effect on us.

EMPLOYEES

      As of March 21, 2002, we employed approximately 360 full-time employees. We also retain independent contractors to support our customer service and system support functions.

      We have never had a work stoppage and our employees are not represented by any collective bargaining unit. We consider our relations with our employees to be good. Our future success will depend, in part, on our ability to continue to attract, integrate, retain and motivate highly qualified technical and managerial personnel, for whom competition is intense.

FACTORS THAT MAY AFFECT FUTURE RESULTS

      WE MAY CONTINUE TO INCUR LOSSES

      As of December 31, 2001, we had an accumulated deficit of $1.5 billion and, for the year ended December 31, 2001, a net loss of $7.3 million. Despite the progress we have made towards sustained profitability, we may incur losses and may not be profitable in future years. In particular, a depressed retail environment for the sale of airline tickets and the general decline in leisure travel since the events of September 11, 2001 have had a negative impact on our business and results of operations. We may not have decreased our operating expenses in connection with our recent restructuring on an on-going basis sufficiently to achieve and sustain profitability in this difficult environment.

      FURTHER TERRORIST ATTACKS OR HOSTILITIES COULD HAVE A NEGATIVE IMPACT ON OUR COMPANY

      Our business, like most in the travel industry, was directly and adversely impacted by the terrorist attacks of September 11, 2001. We experienced an immediate and substantial decline in demand for our travel products in the days following the attacks and a significant increase in customer service costs and ticket refunds and cancellations. Further terrorist attacks or hostilities within the United States or abroad (whether or not such attacks involve commercial aircraft) or continued or increased hostilities in the Middle East or elsewhere, are likely to contribute to a general reluctance by the public to travel by air and, as a result, materially and adversely affect our business and results of operations.

      OUR BUSINESS IS EXPOSED TO RISKS ASSOCIATED WITH CREDIT CARD FRAUD AND CHARGE-BACKS

      To date, our results have been impacted by purchases made using fraudulent credit cards. Because we act as the merchant-of-record, we are held liable for fraudulent credit card transactions on our website as well as other payment disputes with our customers. Accordingly, we calculate and record an allowance for the resulting credit card charge-backs. During the second half of 2001, we launched a company-wide credit card charge-back reduction project aimed at preventing fraud. To date, this project has been successful in reducing fraud, however, if we are unable to continue to reduce the amount of credit card fraud on our website, our business could be adversely affected.

      WE ARE DEPENDENT ON THE AIRLINE INDUSTRY AND CERTAIN AIRLINES

      Our financial prospects are significantly dependent upon our sale of leisure airline tickets. Sales of leisure airline tickets represented a substantial majority of total revenue for the year ended December 31, 2001. Leisure travel, including the sale of leisure airline tickets, is dependent on personal discretionary spending levels. As a result, sales of leisure airline tickets and other leisure travel products tend to decline during general economic downturns and recessions. In addition, unforeseen events, such as terrorist attacks, political instability, regional hostilities, increases in fuel prices, imposition of taxes or surcharges by regulatory authorities, travel-related accidents and unusual weather patterns also may adversely affect the leisure travel industry. As a result, our business also is likely to be affected by those events. Further, work stoppages or labor unrest at any of the major airlines could materially and adversely affect the airline industry and, as a consequence, our business.

      Sales of airline tickets from our seven largest airline suppliers accounted for approximately 92% of airline ticket revenue for the year ended December 31, 2001. As a result, currently we are substantially dependent upon the continued participation of these airlines in the priceline.com service in order to maintain and continue to grow our total airline ticket revenues and, as a consequence, our overall revenues.

      We currently have 33 participating airlines. However, our airline participation agreements:

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

      Due to our dependence on the airline industry, we could be severely affected by changes in that industry, and, in many cases, we will have no control over such changes or their timing. For example, we believe that our business has been adversely affected by the general reduction in airline capacity and increase in airline load factors since September 11. Further, in the aftermath of the September 11 terrorist attacks, several major U.S. airlines are struggling financially and have discussed publicly the risks of bankruptcy. If any of the major U.S. airlines that participate in our system were to seek the protection of the bankruptcy laws, our business, results of operations and financial condition would be materially and adversely affected. To the extent one of the major U.S. airlines that participates in our system declared bankruptcy, it may be unable or unwilling to honor tickets sold for its flights. Our policy in such event would be to direct customers seeking a refund or exchange to the airline, and not to provide a remedy ourselves. Because we are the merchant-of-record on sales of airline tickets to our customers, however, we could experience a significant increase in demands for refunds or credit card charge-backs from customers which would materially and adversely affect our business. In addition, because our customers do not choose the airlines on which they are to fly, the possibility of a major U.S. airline declaring bankruptcy could discourage customers from booking airline tickets through us.

      In addition, given the concentration of the airline industry, particularly in the domestic market, major airlines that are not participating in the priceline.com service, or our competitors, could exert pressure on other airlines not to supply us with tickets. Moreover, the airlines may attempt to establish their own buyer-driven commerce service or participate or invest in other similar services, like Hotwire, a website that offers discounted fares on opaque inventory, or Orbitz, that compete directly with us.

      POTENTIAL FLUCTUATIONS IN OUR FINANCIAL RESULTS MAKE FINANCIAL FORECASTING DIFFICULT

      Our revenues and operating results have varied significantly from quarter to quarter and our revenues and operating results may continue to vary significantly from quarter to quarter. As a result, quarter to quarter comparisons of our revenues and operating results may not be meaningful. In addition, due to our limited operating history, a business model that is, especially when compared to "brick and mortar" companies, still relatively new and unproven, and an uncertain environment in the travel industry, it may be difficult to predict our future revenues or results of operations accurately. In late 2000, our operating results fell below the expectations of securities analysts and investors and may, in one or more future quarters, fall below such expectations again. If this happens, the trading price of our common stock would almost certainly be materially and adversely affected.

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

      NEW BUSINESSES WE MAY ENTER OR OUR EXISTING LICENSEES MAY NOT BE
SUCCESSFUL

      We have entered into, and may enter into in the future, licensing or other arrangements with third parties in connection with the expansion of the priceline.com service. For example, we licensed our name and business model to Alliance Capital Partners in connection with our home financing services and to other third parties in connection with the development of our business model abroad. These new businesses, including priceline.com europe Ltd., typically incur start-up costs and operating losses and may not be successful. If these new businesses are not favorably received by consumers or are unsuccessful, the association of our brand name and business model with these new entities may adversely affect our business and reputation and may dilute the value of our brand name. Further, to the extent that these new businesses are not successful, we may not be able to recover or be reimbursed for our ongoing costs associated with their development, which could have a material adverse effect on our business and results of operations.

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

      TWO LARGE STOCKHOLDERS BENEFICIALLY OWN APPROXIMATELY 31% OF OUR STOCK

      Hutchison Whampoa Limited and its 49.94% shareholder, Cheung Kong (Holdings) Limited, collectively beneficially owned approximately 31% of our outstanding common stock, based on public filings with the Securities and Exchange Commission. Together, Cheung Kong (Holdings) Limited and Hutchison Whampoa Limited have appointed three of the twelve members of our Board of Directors. As a result of their ownership and positions, Cheung Kong (Holdings) Limited and Hutchison Whampoa Limited collectively are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of our company. In addition, both Cheung Kong (Holdings) Limited and Hutchison Whampoa Limited have registration rights with respect to their shares of priceline.com. On September 20, 2001, Cheung Kong (Holdings) Limited and Hutchison Whampoa Limited withdrew a request they had made for us to file a shelf registration statement to sell shares and obtained rights to purchase up to a 37.5% stake in priceline.com, subject to certain limitations. There can be no assurance that Cheung Kong (Holdings) Limited, Hutchison Whampoa Limited, or both, will not make another request for registration and dispose of all or substantially all of our common stock held by them at any time after the effectiveness of a shelf registration statement. Sales of significant amounts of shares held by Cheung Kong (Holdings) Limited or Hutchison Whampoa Limited, or the prospect of these sales, could adversely affect the market price of our common stock.

      INTENSE COMPETITION COULD REDUCE OUR MARKET SHARE AND HARM OUR FINANCIAL PERFORMANCE

      We compete with both online and traditional sellers of the products and services offered on priceline.com. Current and new competitors can launch new sites at a relatively low cost. In addition, the traditional retail industry for the products and services we offer is intensely competitive. See
"Business--Competition."

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

      Substantially all of our computer hardware for operating our services is currently located at Exodus Communications, Inc. in New Jersey. On September 26, 2001, Exodus filed a petition for Chapter 11 bankruptcy protection. On February 1, 2002, Exodus announced that Cable and Wireless plc had completed the acquisition of a majority of the business activities of Exodus and substantially all of its U.S. customer contracts, including our contract. If Exodus is unable, for any reason, to support our primary web hosting facility, we would need to activate our secondary site at AT&T which would be a substantial burden to us and adversely affect our results.

      We do not maintain fully redundant systems or hosting services, and we do not carry business interruption insurance sufficient to compensate us for losses that may occur.

      CAPACITY CONSTRAINTS AND SYSTEM FAILURES COULD HARM OUR BUSINESS

      Substantially all of our computer hardware for operating our services currently is located at the facilities of Exodus Communications, Inc. in New Jersey. These systems and operations are vulnerable to damage or interruption from human error, floods, fires, power loss, telecommunication failures and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. In addition, we could experience interruptions as a result of Exodus' bankruptcy or the transfer of its business to Cable and Wireless plc. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at the Exodus facility could result in lengthy interruptions in our services. In addition, the failure by Exodus to provide our required data communications capacity could result in interruptions in our service. Any system failure that causes an interruption in service or decreases the responsiveness of the priceline.com service could impair our reputation, damage our brand name and materially adversely affect our business and results of operations.

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

      Like many online businesses, we have experienced system failures from time to time. For example, in May 2001, our primary website was interrupted for a period of 12 hours. In addition to placing increased burdens on our engineering staff, these outages create a significant amount of user questions and complaints that need to be addressed by our customer support personnel. Any unscheduled interruption in our service could result in an immediate loss of revenues that can be substantial and may cause some users to switch to our competitors. If we experience frequent or persistent system failures, our reputation and brand could be permanently harmed. We have been taking steps to increase the reliability and redundancy of our system.

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

      LEGAL PROCEEDINGS

      We are a party to the legal proceedings described in Item 3 of Part I of this Form 10-K - "Legal Proceedings." The defense of the actions described in
Item 3 may increase our expenses and an adverse outcome in any of such actions could have a material adverse effect on our business and results of operations.

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

      We incur substantial expense to protect against and remedy security breaches and their consequences. However, we cannot guarantee that our security measures will prevent security breaches. A party that is able to circumvent our security systems could steal proprietary information or cause significant interruptions in our operations. For instance, several major websites have experienced significant interruptions as a result of improper direction of excess traffic to those sites, and computer viruses have substantially disrupted e-mail and other functionality in a number of countries, including the United States. Security breaches also could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our insurance policies carry low coverage limits, which may not be adequate to reimburse us for losses caused by security breaches.

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

      In addition, the trading prices of Internet stocks in general, including ours, have experienced extreme price and volume fluctuations. To the extent that the public's perception of the prospects of Internet or e-commerce companies is negative, our stock price could decline further regardless of our results. Other broad market and industry factors may decrease the market price of our common stock, regardless of our operating performance. Market fluctuations, as well as general political and economic conditions, such as a recession or interest rate or currency rate fluctuations, also may decrease the market price of our common stock. The market value of e-commerce stocks has declined dramatically recently based on profitability and other concerns. The recent declines in the value of our common stock and market conditions could adversely affect our ability to raise additional capital.

      We are defendants in a number of securities class action litigations. In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities. To the extent our stock price declines or is volatile, we may in the future be the target of additional litigation. Securities and other litigation could result in substantial costs and divert management's attention and resources. See
Item 3 - Legal Proceedings

      UNCERTAINTY REGARDING STATE TAXES

      We file tax returns in such states as required by law based on principles applicable to traditional businesses. In addition, we do not collect sales or other similar taxes in respect of transactions conducted through the priceline.com service (other than the federal air transportation tax). However, one or more states could seek to impose additional income tax obligations or sales tax collection obligations on companies, such as ours, which engage in or facilitate online commerce. A number of proposals have been made at state and local levels that could impose such taxes on the sale of products and services through the Internet or the income derived from such sales. Such proposals, if adopted, could substantially impair the growth of e-commerce and adversely affect our opportunity to achieve and sustain profitability.

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

ITEM 2. PROPERTIES

      Our executive, administrative, operating offices and network operations center are located in approximately 92,000 square feet of leased office space located in Norwalk, Connecticut. In addition, we currently lease approximately 47,000 square feet in another location in Wilton, Connecticut that is unoccupied and that we currently intend to sublease. We also have a lease for approximately 2,500 square feet of office space in New York City. Priceline.com europe Ltd. leases approximately 1,900 square feet of office space in London, England. We do not own any real estate as of March 15, 2002.

ITEM 3. LEGAL PROCEEDINGS

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

      On January 19, 1999, Marketel International Inc. ("Marketel"), a California corporation, filed a lawsuit against us, among others. On February 22, 1999, Marketel filed an amended and supplemental complaint. On March 15, 1999, Marketel filed a second amended complaint. On May 9, 2000, Marketel filed a third amended complaint against us and Priceline Travel, Inc. The third amended complaint alleged causes of action for misappropriation of trade secrets, conversion, false advertising and for correction of inventorship of U.S. Patent 5,794,207. In its third amended complaint, Marketel alleged, among other things, that the defendants conspired to misappropriate Marketel's business model, which allegedly was provided in confidence approximately ten years ago. The third amended complaint also alleged that four former Marketel employees are the actual sole inventors or co-inventors of U.S. Patent 5,794,207, which was issued on August 11, 1998 and had been assigned to us. Marketel asked that the patent's inventorship be corrected accordingly.

      On February 5, February 10 and March 31, 1999, we filed answers respectively, to the complaint, amended complaint and second amended complaint, in which we denied the material allegations of liability. On May 19, 2000, we filed a motion to dismiss the third amended complaint for failure to state a claim upon which relief could be granted. We strongly disputed the material legal and factual allegations contained in Marketel's third amended complaint and believe that the amended complaint is without merit. In addition, on July 13, 2000, we filed a motion for summary judgment alleging that Marketel had not identified legally protectable trade secrets and is not entitled to correction of inventorship of U.S. Patent 5,794,207.

      On December 5, 2000, the United States District Court for the Northern District of California granted our motion for summary judgment with respect to Marketel's theft of trade secret and patent inventorship claims, and ruled that there were triable issues of fact as to Marketel's false advertising claims, although Judge Legge volunteered that it was unlikely that Marketel could establish damages and suggested that these claims should be voluntarily dismissed. The false advertising claims were subsequently dismissed by stipulation, and on February 1, 2001, Judge Legge clarified his inventorship ruling in favor of us and entered final judgment in favor of us. On March 13, 2001, Marketel filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit. Briefing was completed on October 9, 2001, and oral argument was presented on March 5, 2002. The parties await the Federal Circuit's decision. Pursuant to an indemnification agreement, Walker Digital has agreed to indemnify, defend and hold us harmless for damages, liabilities and legal expenses incurred in the future in connection with the Marketel litigation.

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

            o     Kwan v. priceline.com Inc.,
                  Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 300 CV 2069 (District of Connecticut).

            o     Krim v. priceline.com Inc.,
                  Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 300 CV 2083 (District of Connecticut).

            o     Karas v. priceline.com Inc.,
                  Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 300 CV 2232 (District of Connecticut).

            o     Michols v. priceline.com Inc.,
                  Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 300 CV 2280 (District of Connecticut).

      All of these cases have been transferred to Judge Dominick J. Squatrito. On September 12, 2001, Judge Squatrito Ordered that these cases be consolidated under the Master File No. 3:00cv1884 (DJS), and he designated lead plaintiffs and lead plaintiffs' counsel. On October 29, 2001, plaintiffs served a Consolidated Amended Complaint. On February 5, 2002, Amerindo Investment Advisors, Inc., who is one of the lead plaintiffs in the consolidated action, made a motion for leave to withdraw as lead plaintiff in this action. The court has yet to rule on that motion. On February 28, 2002, we filed a motion to dismiss the Consolidated Amended Complaint. Plaintiffs have sixty days to file papers in opposition to that motion, and thereafter we will have thirty days to file our reply brief. We intend to defend vigorously against this action.

      In addition, we have been served with a complaint that purports to be a shareholder derivative action against our Board of Directors and certain of our current executive officers, as well as priceline.com (as a nominal defendant). The complaint alleges breach of fiduciary duty and waste of corporate assets. The action is captioned Mark Zimmerman v. Richard Braddock, J. Walker, D. Schulman, P. Allaire, R. Bahna, P. Blackney, W. Ford, M. Loeb, N. Nicholas, N. Peretsman, and priceline.com Incorporated 18473-NC (Court of Chancery of Delaware, County of New Castle, State of Delaware). On February 6, 2001, all defendants moved to dismiss the complaint for failure to make a demand upon the Board of Directors and failure to state a cause of action upon which relief can be granted. Pursuant to a stipulation by the parties, an amended complaint was filed on June 21, 2001. Defendants renewed their motion to dismiss on August 20, 2001, and plaintiff served his opposition to that motion on October 26, 2001. Defendants filed their reply brief on January 7, 2002. The court has scheduled oral argument on that motion for April 23, 2002. We intend to defend vigorously against this action.

      On March 16, March 26, April 27, and June 5, 2001, respectively, four putative class action complaints were filed in the U.S. District Court for the Southern District of New York naming priceline.com, Inc., Richard S. Braddock, Jay Walker, Paul Francis, Morgan Stanley Dean Witter & Co., Merrill Lynch, Pierce, Fenner & Smith, Inc., BancBoston Robertson Stephens, Inc. and Salomon Smith Barney, Inc. as defendants (01 Civ. 2262, 01 Civ. 2576, 01 Civ. 3590 and 01 Civ. 4956). Shives et al. v. Bank of America Securities LLC et al., 01 Civ. 4956, also names other defendants and states claims unrelated to us. The complaints allege, among other things, that priceline.com and the individual defendants named in the complaints violated the federal securities laws by issuing and selling priceline.com common stock in priceline.com's March 1999 initial public offering without disclosing to investors that some of the underwriters in the offering, including the lead underwriters, had allegedly solicited and received excessive and undisclosed commissions from certain investors. By Orders of Judge Mukasey and Judge Scheindlin dated August 8, 2001, these cases were consolidated for pre-trial purposes with hundreds of other cases, which contain allegations concerning the allocation of shares in the initial public offerings of companies other than priceline.com, Inc. By Order of Judge Scheindlin dated August 14, 2001, the following cases were consolidated for all purposes: 01 Civ. 2262; 01 Civ. 2576; and 01 Civ. 3590. On December 6, 2001, an Amended Class Action complaint was filed in one of these cases, Lifshitz et al. v. priceline.com Inc. et al., 01 Civ 2590. This Amended Class Action Complaint makes similar allegations to those described above but with respect to both our March 1999 initial public offering and our August 1999 second public offering of common stock. This Amended Class Action Complaint also names as defendants Timothy G. Brier, Nancy Peretsman, Allen & Co., Inc., Donaldson Lufkin & Jenrette Securities Corp. and Goldman Sachs & Co. in addition to the defendants listed above. Our time to respond to these complaints has been postponed and not yet rescheduled by the court. We intend to defend vigorously against these actions.

      We have been informed that a sub-committee of the board of directors of Myprice pty. Ltd. has been formed to evaluate whether a lawsuit should be instituted against us in connection with our investment in Myprice. If necessary, we will defend against any such suit vigorously.

      In January 2002, we received a letter from the Teradata Division of NCR Corporation alleging that we infringed U.S. Patents 5,699,526, 5,721,906, 5,832,496, 5,951,643, 5,954,798, 5,991,791, 6,026,403, 6,085,223, 6,151,601,
6,169,997, and 6,253,203. Based on advice from our patent counsel, we do not believe that we infringe any of the patents at issue. If necessary, we will defend vigorously against any suit arising from NCR's claims.

      From time to time, we have been and expect to continue to be subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of third party intellectual property rights by us. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources and could adversely affect our results of operations and business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted for a vote of stockholders of priceline.com during the fourth quarter of the year ended December 31, 2001.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

      Our common stock has been quoted on the Nasdaq National Market under the symbol "PCLN" since our initial public offering on March 29, 1999. Prior to such time, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low closing sales prices per share of the common stock as reported on the Nasdaq National Market:

2002                                                    HIGH               LOW
----                                                    ----               ---
January 1 to March 21 ...................             $  6.32            $  3.67

2001                                                    HIGH               LOW
----                                                    ----               ---

First Quarter ...........................             $  3.50            $  1.41
Second Quarter ..........................                9.05               2.53
Third Quarter ...........................                9.91               2.03
Fourth Quarter ..........................                6.26               3.42

2000                                                    HIGH                LOW
----                                                    ----               ---

First Quarter ...........................             $ 95.94            $ 50.13
Second Quarter ..........................               78.06              36.13
Third Quarter ...........................               40.56              10.75
Fourth Quarter ..........................               10.88              1.125

HOLDERS

      As of March 21, 2002, there were approximately 1,085 stockholders of record of priceline.com's common stock, although we believe that there are a significantly larger number of beneficial owners.

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

RECENT SALES OF UNREGISTERED SECURITIES

      On January 29, 2002, Delta Air Lines, Inc. notified us that they were exercising warrants to purchase 4.0 million shares of priceline.com common stock. The warrants were issued to Delta in February 2001 in connection with Delta's exchange of priceline.com Series A Convertible Redeemable PIK Preferred Stock for Series B Redeemable Preferred Stock. As required by the terms of the warrants, Delta exercised the warrants by surrendering 11,875 shares of Series B Preferred Stock. As a result, on January 29, 2002, after giving effect to the exercise of the warrants, there were 13,469 shares of Series B Preferred Stock outstanding having an aggregate liquidation preference of approximately $13.5 million. As a result of this exercise, the Series B Preferred Stock will pay dividends of approximately 242,000 shares of priceline.com common stock semi-annually. In connection with the sale of the shares issued upon exercise of the warrants, we relied upon Section 4(2) of the Securities Act of 1933, as amended. See Note 11 to our consolidated financial statements.

ITEM 6. SELECTED FINANCIAL DATA

                             SELECTED FINANCIAL DATA

      The selected financial data presented below are derived from the consolidated financial statements and related notes of the Company, and should be read in connection with those statements, some of which are included herein. All share and per share amounts have been retroactively adjusted to reflect the 1.25:1 stock split during 1999.

                                                                                                                         JULY 18 TO
                                                                             YEAR ENDED DECEMBER 31,                    DECEMBER 31,
                                                                             -----------------------                    ------------
                                                             2001             2000            1999            1998          1997
                                                             ----             ----            ----            ----          ----
                                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Consolidated Statement of Operations Data:
Revenues
     Travel ........................................     $ 1,162,223      $ 1,217,160      $   480,979      $  35,224     $     --
     Other .........................................           9,530           18,236            1,431             13
                                                         -----------      -----------      -----------      ---------     --------
Total Revenues .....................................       1,171,753        1,235,396          482,410         35,237           --
Cost of Revenues:
     Travel ........................................         976,035        1,040,306          424,579         36,525           --
     Other .........................................           2,812            2,921               --             --           --
                                                         -----------      -----------      -----------      ---------     --------
Total Cost of Revenues .............................         978,847        1,043,227          424,579         36,525           --
                                                         -----------      -----------      -----------      ---------     --------
Gross Profit .......................................         192,906          192,169           57,831         (1,288)          --
                                                         -----------      -----------      -----------      ---------     --------
Operating Expenses:
     Sales and marketing ...........................         115,366          148,133           79,577         24,388          441
     General and administrative (including $909,
        $8,788 and $1,812 of option payroll taxes
        in 2001, 2000 and 1999, respectively) ......          29,568           60,982           27,609         18,004        1,012
     Stock based compensation ......................          16,508            1,711               --             --           --
     Systems and business development ..............          41,293           39,192           14,023         11,132        1,060
     Special charge ................................          (1,218)          34,824               --             --           --
     Restructuring charge ..........................            (136)          32,006               --             --           --
     Severance charge ..............................           5,412               --               --             --           --
     Warrant costs, net ............................              --            8,595          998,832         57,979           --
     Write-off of WebHouse warrant .................              --          189,000               --             --           --
                                                         -----------      -----------      -----------      ---------     --------
        Total operating expenses ...................         206,793          514,443        1,120,041        111,503        2,513
                                                         -----------      -----------      -----------      ---------     --------
     Operating loss ................................         (13,887)        (322,274)      (1,062,210)      (112,791)      (2,513)
     Other income ..................................           6,584            7,129            7,120            548           --
                                                         -----------      -----------      -----------      ---------     --------
     Net loss ......................................          (7,303)        (315,145)      (1,055,090)      (112,243)      (2,513)
     Preferred stock dividend ......................          (8,563)         (14,382)              --             --           --
     Accretion on preferred stock ..................              --               --           (8,354)        (2,183)          --
     Net loss applicable to common shareholders ....     $   (15,866)     $  (329,527)     $(1,063,444)     $(114,426)    $ (2,513)
                                                         ===========      ===========      ===========      =========     ========
     Net loss applicable to common shareholders
        per basic and diluted common share .........     $     (0.08)     $     (1.97)     $     (7.90)     $   (1.41)    $   (.05)
                                                         ===========      ===========      ===========      =========     ========
     Weighted average number of basic and
        diluted common shares outstanding ..........         205,000          166,952          134,622         81,231       50,834
                                                         ===========      ===========      ===========      =========     ========

                                                                                      AS OF DECEMBER 31,
                                                                                      ------------------
                                                             2001             2000            1999            1998          1997
                                                             ----             ----            ----            ----          ----
                                                                                         (IN THOUSANDS)
Consolidated Balance Sheet Data:
Cash, cash equivalents, short-term investments and
  restricted cash ..................................     $   164,608      $   106,018      $   177,299      $  53,903     $     16
Working capital ....................................          98,015           51,925          172,489         49,922       (2,389)
Total assets .......................................         262,190          195,078          441,886         66,572        1,449
Long-term obligations and redeemable preferred stock          28,183          364,688               --          1,015           51
Total liabilities ..................................          90,134           84,405           39,250         11,296        2,706
Total stockholders' equity .........................         146,711         (248,907)         402,636         55,276       (1,257)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES TO THOSE STATEMENTS, INCLUDED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K, AND THE LEAD-IN IMMEDIATELY PRECEDING PART I OF THIS ANNUAL REPORT ON FORM 10-K. AS DISCUSSED IN MORE DETAIL IN THE LEAD-IN IMMEDIATELY PRECEDING PART I OF THIS ANNUAL REPORT ON FORM 10-K, THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE THOSE DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "FACTORS THAT MAY AFFECT FUTURE RESULTS."

      OVERVIEW

      We have pioneered a unique e-commerce pricing system known as a "demand collection system" that enables consumers to use the Internet to save money on products and services while enabling sellers to generate incremental revenue. Using a simple and compelling consumer proposition - Name Your Own Price(SM) - we collect consumer demand, in the form of individual customer offers, for a particular product or service at a price set by the customer. We then access databases or, in some instances, communicate that demand to participating sellers to determine whether we can fulfill the customer's offer. For most of these transactions, we establish the price we will accept, have total discretion in supplier selection, purchase and take title to the particular product and are the merchant of record. Consumers agree to hold their offers open for a specified period of time and, once fulfilled, offers generally cannot be canceled. We benefit consumers by enabling them to save money, while at the same time benefiting sellers by providing them with an effective revenue management tool capable of identifying and capturing incremental revenues. By requiring consumers to be flexible with respect to brands, sellers and product features, we enable sellers to generate incremental revenue without disrupting their existing distribution channels or retail pricing structures.

      Our business model and brand are currently, through us or independent licensees, supporting several products and service offerings, including the following:

      o leisure airline tickets, provided by 10 domestic and 23 international airline participants, and travel insurance;

      o hotel rooms, in substantially all major United States markets with more than 50 national hotel chains, and in a limited number of markets outside the United States;

      o rental cars, in substantially all major United States airport markets with five leading rental car chains as participants;

      o     new automobiles, in substantially all major United States markets;

      o home financing services, in substantially all major United States markets, which includes home mortgage services, home equity loans and refinancing services;

      o long distance telephone calling, provided by three carriers, and wireless telephone service, including sales of wireless telephones and service plans, in substantially all United States markets;

      o fixed-price cruises and cruise packages, through a third party that accesses major cruise lines; and

      o     vacation packages, in many United States markets.

      In certain instances, we have licensed the priceline.com name and demand collection system to third parties to offer a particular product or service (HOME FINANCING) or to offer a number of products or services in a distinct international region (ASIA). Pursuant to these licensee transactions, we generally receive a royalty under the license and may also receive fees for services and reimbursement of certain expenses. We also hold convertible securities entitling us to acquire a significant percentage of such entity's equity securities upon the occurrence of certain events.

      As described in more detail in RESULTS OF OPERATIONS below, our business, like most in the travel industry, was directly and adversely impacted by the terrorist attacks on September 11, 2001. Not only did we experience an immediate and substantial decline in demand for our travel products in the days following the attacks, we also experienced a significant increase in customer service costs and ticket refunds and cancellations. While we believe that demand for airline tickets has substantially recovered since the attacks on September 11, our airline ticket sales have lagged behind due to, among other things, lower average offer prices by our customers and less available airline ticket inventory. We believe that the lower offer prices by our customers are substantially attributable to the depressed retail environment for airline tickets, which affords consumers the opportunity to purchase airline tickets at very low retail rates without making the tradeoffs associated with our air product. In addition, at the same time that our average offer price has decreased, many airlines grounded portions of their fleets, thus decreasing capacity and increasing load factors on existing flights, which we believe has reduced inventory available to us. These trends - lower offer prices and reduced inventory - have adversely impacted our overall ability to bind customer offers and, when coupled with the significant financial difficulties faced by many of our airline suppliers, contributed to an uncertain competitive environment in which near-term forecasting is very difficult. We believe that this uncertainty will extend into the second quarter of 2002 and perhaps beyond. We intend to combat these trends by continuing to develop our non-air business, for which demand remains strong. However, further terrorist attacks or the bankruptcy or insolvency of a major domestic airline would adversely affect our business and results of operations.

      Several other important developments occurred during the year ended December 31, 2001. Over the course of 2001, Hutchison Whampoa Limited and Cheung Kong (Holdings) Limited became our largest stockholders and obtained three seats on our board of directors. In February 2001, Hutchison and Cheung Kong purchased $50 million of common stock from us and, over the course of the year, purchased additional shares of common stock in private transactions and in the open market. As of March 21, 2001, Hutchison and Cheung Kong owned approximately 31% of our outstanding common stock. In addition, in February 2001, Delta Air Lines, Inc. restructured its investment in our company by exchanging its Series A Convertible Redeemable PIK Preferred Stock for Series B Redeemable Preferred Stock with an aggregate liquidation preference of $80.0 million and warrants to purchase 27 million shares of our common stock. As of March 21, 2002, Delta had exercised approximately 22.4 million warrants since February of 2001, which by their terms required Delta to surrender shares of the Series B Preferred Stock to pay the exercise price, and, as a result, reduced the aggregate liquidation preference on the Series B Preferred Stock to approximately $13.5 million. See
Note 11 to our Consolidated Financial Statements.

      On September 1, 2001, we exercised our right to acquire a 49% equity interest in pricelinemortgage, a broker and/or lender of residential mortgage loans that utilizes our business model. Accordingly, we began recognizing 49% of pricelinemortgage's net income (loss) in September of 2001 and will continue to recognize our pro rata share of pricelinemortgage's net income (loss) in the future. On December 21, 2001, we acquired a majority interest in the equity of priceline.com Europe Holdings, N.V., in a transaction that gives us control of priceline.com europe Ltd., a company established to introduce our business model in Europe. In connection with the acquisition, we restructured priceline.com europe Ltd.'s operations and significantly reduced its operating expenses. We currently expect that the acquisition will reduce our quarterly operating income by approximately $0.01 per share for the next several quarters. See Note 7 to our Consolidated Financial Statements.

      On October 1, 2001, we entered into a long-term worldwide technology agreement with Worldspan, L.P. pursuant to which Worldspan acts as our preferred global distribution system and provides us with product development resources. Worldspan's chief executive officer, Paul Blackney, is a member of our Board of Directors and our Audit Committee. See Notes 2 and 15 to our Consolidated Financial Statements.

      We believe that our success will depend in large part on our ability to achieve and maintain profitability, primarily from our travel business, to continue to promote the priceline.com brand and, over time, to offer other products and services on our website. We intend to continue to invest in marketing and promotion, technology and personnel within parameters consistent with attempts to improve operating results. Our goal is to reduce operating losses and improve gross margins in an effort to achieve and maintain profitability. Our limited operating history and the uncertain competitive environment described above makes the prediction of future results of operations difficult, and accordingly, we cannot assure you that we will maintain revenue growth or achieve and maintain profitability.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements. Certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require us to make significant judgments. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. On an on-going basis, we evaluate our estimates, including those related to credit card charge-backs and refunds, investments in licensees, intangible assets, income taxes, restructuring, special charges and severance, and contingencies and litigation. Those estimates are based on historical experience, terms of existing contracts, our observance of trends in the travel industry and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies include:

      o REFUNDS. In limited circumstances, we make certain accommodations for customers or provide refunds to customers. Based on our historical experience and our contractual arrangements with our suppliers, we establish reserves for estimated losses resulting from refunds or cancellations. In the event that we experience either an unanticipated increase in refunds or cancellations, as we did in the weeks following the terrorist attacks of September 11, or our suppliers refuse to accept certain refunds or cancellations or challenge refunds granted outside of their policies, our costs of revenues could increase.

      o ALLOWANCE FOR CREDIT CARD CHARGE-BACKS. Because we are the merchant of record on most of our transactions, we are responsible for credit card transactions on our website that are disputed by customers with their credit card companies (including disputes involving fraudulent transactions). Accordingly, we record an allowance based on our historical charge-back experience for estimated losses resulting from credit card charge-backs.

      o INVESTMENT IN CERTAIN LICENSEE. We have loaned money to Hutchison-Priceline Limited, our Asian licensee. Currently we own no equity and do not control the board of directors of Hutchison-Priceline Limited. Sources, other than us, currently own all the outstanding equity of Hutchison-Priceline Limited and have provided other funding to Hutchison-Priceline Limited. In accordance with our licensing agreement, we provide services to Hutchison-Priceline Limited and also incur expenses on their behalf. We charge Hutchison-Priceline Limited for the services rendered by us. Pursuant to the terms of the agreements governing our loan to Hutchison-Priceline Limited, we may be requested in the future to loan additional funds to Hutchison-Priceline Limited. Future adverse changes could result in losses or an inability to recover the full carrying value of the loan and we will record a charge if we believe the loan is impaired.

      o VALUATION OF LONG-LIVED ASSETS. We evaluate whether events or circumstances have occurred which indicate that the carrying amounts of long-lived assets (principally property and equipment and goodwill) may be impaired or not recoverable. The significant factors that are considered that could trigger an impairment review include: changes in business strategy, market conditions, or the manner of use of an asset; underperformance relative to historical or expected future operating results; and negative industry or economic trends. In evaluating an asset for possible impairment, management estimates that asset's future undiscounted cash flows to measure whether the asset is recoverable. If it is determined that the asset is not recoverable, we measure the impairment based on the projected discounted cash flows of the asset over its remaining life. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect these evaluations. In 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets," which among other things, eliminates the amortization of goodwill and certain other intangible assets and requires that goodwill be evaluated annually for impairment by applying a fair value-based test. We adopted the standard effective January 1, 2002 and, in accordance with the standard, will complete our first fair value-based impairment tests by June 30, 2002.

      o NET OPERATING LOSSES. We recorded a valuation allowance for our entire net deferred tax assets since currently it is more likely than not that such benefit will not be realized. At December 31, 2001, we had approximately $3 billion of net operating loss carryforwards for income tax purposes expiring from December 31, 2018 to December 31, 2021, which are subject to limitation on future utilization under Section 382 of the Internal Revenue Code of 1986. Section 382 imposes limitations on the availability of a company's net operating losses after a more than 50 percentage point ownership change occurs. As a result of the completion of a detailed and complex study in 2001 (the "NOL Study"), we determined that such an ownership change occurred in 2000. Under Section 382, the amount of our net operating losses incurred prior to the ownership change is limited (the "Loss Limitation") based on our value on the date of the ownership change. We estimate that Section 382 will reduce the amount of net operating loss that is available to offset future taxable income to approximately $61 million annually. The estimate of the annual Loss Limitation is based upon certain conclusions in the NOL Study pertaining to the date of the ownership change and the value of priceline.com on the date of the ownership change. The overall determination of the Loss Limitation and the conclusions contained in the NOL Study are subject to interpretation, and therefore, the annual Loss Limitation could be subject to change.

      o PRESENTATION OF REVENUES. Revenues are primarily recognized, if and when, we accept and fulfill a customer's offer. Transaction revenue, which represents a substantial majority of our overall revenues, primarily represents the selling price of airline tickets, hotel rooms, rental cars and long distance phone service. For these transactions, we establish the price we will accept, have total discretion in supplier selection, purchase and take title to the particular product and are the merchant of record. We record as revenue the amount received from the customer, net of taxes, surcharges and other fees.

RECENT DEVELOPMENTS

      On January 31, 2002, we invested an additional $10 million in priceline.com Europe Holdings, N.V., the parent company of priceline.com europe Ltd. The other investors in priceline.com europe Ltd. include affiliates of General Atlantic Partners, LLC and certain individual investors. William Ford, a principle of General Atlantic Partners, is a member of our board of directors and chairman of our audit committee. Please see Note 7 to our consolidated financial statements.

      On January 31, 2002, we entered into an agreement with eBay Inc. pursuant to which we will work with eBay to create a new travel booking service for eBay. The service, which will be powered by priceline.com, will serve as the cornerstone of eBay's travel business and will include airline, hotel, rental car, cruises and vacation packages. The new travel booking service will provide users the ability to book flights, hotel and car reservations in an auction style or "Buy it Now" format. We will be responsible for the technology, development, transaction processing infrastructure, and ongoing support of the booking service.

      On February 19, 2002, we launched our vacation packages product, which allows users to make offers for hotel room reservations and airline tickets as a bundled package. The vacation packages product is a combination of our air and hotel products, and uses the same technology to search for available airline tickets and hotel rooms that meet a user's criteria, including the price set by the user for the package. There can be no assurance that our vacation packages product, or other services we may decide to offer, will be successful.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

REVENUES

                                                                          YEAR ENDED                %
                                                                         DECEMBER 31,             CHANGE
                                                                         ------------             ------
                                                                            ($000)

                                                                       2001          2000
                                                                       ----          ----
      TRAVEL REVENUES ............................                 $1,162,223     $1,217,160       (5%)

      OTHER REVENUES .............................                 $    9,530     $   18,236      (48%)

      TOTAL REVENUES .............................                 $1,171,753     $1,235,396       (5%)

      Revenues for the twelve months ended December 31, 2001 and 2000 consisted primarily of: (1) travel revenues and (2) other revenues.

      TRAVEL REVENUES

      Travel revenues for the twelve months ended December 31, 2001 and 2000 consisted primarily of: (1) transaction revenues representing the selling price of airline tickets, hotel rooms and rental cars; and (2) ancillary fees, including Worldspan reservation booking fees, customer processing fees and offered in connection with the sale of airline tickets, hotel rooms and rental cars.

      During the twelve months ended December 31, 2001, we sold approximately
4.5 million, 2.8 million and 3.1 million airline tickets, hotel room nights and rental car days, respectively. During the twelve months ended December 31, 2000, we sold approximately 4.6 million, 1.7 million and 1.8 million airline tickets, hotel room nights and rental car days, respectively. Our rental car service was not launched until the first quarter 2000. We believe that the approximately 3% decrease in the number of airline tickets sold in the twelve months ended December 31, 2001 over the twelve months ended December 31, 2000 was due primarily to the significant decline in the demand for airline tickets following the September 11 terrorist attacks. The demand for airline tickets recovered in the weeks following the September 11 attacks. However, that recovery was slowed, in part, by disruptions in the availability of inventory related to anticipated schedule changes by the airlines.

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

                                                      UNIQUE OFFERS FOR
                                                      -----------------

                                                  AIRLINE    HOTEL    RENTAL
                                                  TICKETS    ROOMS     CARS
                                                  -------    -----     ----
      Year Ended           December 31, 2001       50.9%     61.7%     50.0%

      Year Ended           December 31, 2000       47.9%     48.4%     44.7%

      As discussed in the overview to this MD&A, we believe that our travel revenues and bind rate have been negatively impacted by the weak retail environment for airline tickets and reduced airline inventory available to us. In particular, we believe that lower retail pricing causes customers who might normally be willing to make the trade-off associated with our products in exchange for savings off of relatively high retail rates, to purchase travel products at the lower retail rates without having to make any trade-offs. In addition, many airlines grounded portions of their fleets in the aftermath of the attacks of September 11, thus decreasing capacity and increasing load factors on existing flights, which we believe reduced airline inventory available to us. These trends, which negatively impacted our revenues and bind rate in the fourth quarter of 2001, have continued into the first quarter of 2002.

      We added approximately 3.7 million new customers during the twelve months ended December 31, 2001. In addition, we generated approximately 5.9 million repeat customer offers during the twelve months ended December 31, 2001.

      Travel revenues for the twelve months ended December 31, 2001 decreased approximately 5% to $1,162 million from approximately $1,217 million for the twelve months ended December 31, 2000, primarily as a result of the lingering effects in the first quarter of 2001 of the decrease in the momentum of our business during the second half of 2000, and, as discussed above, the difficult conditions that persisted in the travel industry, primarily the airline sector, after September 11.

      Ancillary fee revenues for the twelve months ended December 31, 2001 increased from the same period a year ago as a result of increases in Worldspan reservation booking fees and customer processing fees in the airline and hotel room and rental car services.

      The average revenue per total booked travel offer decreased 16.8%, to $238 in the twelve months ended December 31, 2001 from $286 in the twelve months ended December 31, 2000. We believe that this decline in the average revenue per total booked travel offer was primarily driven by a change in the mix of our travel services sold. Specifically, revenues from our hotel and rental car businesses grew as a percentage of total travel revenue in 2001 as compared to the 2000. However, the average price of an airline ticket booked on priceline.com decreased approximately 12% compared to 2000 primarily as a result of a drop in average offer prices caused by a decline in consumer expectations for the cost of travel as a result of retail fare wars and the events of September 11.

      Adaptive marketing revenues for the year ended December 31, 2000 were approximately $20 million. During the fourth quarter 2000, we eliminated adaptive marketing revenues, which were historically accretive to our travel revenues and gross margins, but which we now believe negatively impacted customer satisfaction. Travel products, particularly airline tickets, continue to account for the majority of our revenue. Seasonal variations in our travel business have historically and are expected to continue to impact our travel revenues.

      The following table represents the percentage of travel revenue by quarter:

                                      Year Ended December 31, 2001                          Year Ended December 31, 2000
                              ---------------------------------------------         -----------------------------------------
                               First       Second       Third        Fourth          First       Second     Third     Fourth
                              Quarter      Quarter     Quarter      Quarter         Quarter     Quarter    Quarter    Quarter
                              ---------------------------------------------         -----------------------------------------
      TRAVEL REVENUE            23%          31%         26%          20%             26%         28%        28%        18%

      OTHER REVENUES

      Other revenues during the twelve months ended December 31, 2001 and 2000 consisted primarily of: (1) transaction revenues and fees from our long distance phone service and (2) commissions and fees from our home financing and automobile services, and license fees from our international licensees and in 2000, included fees from WebHouse Club.

      Other revenues for the twelve months ended December 31, 2001 decreased approximately 48% to $9.5 million from $18.2 million for the twelve months ended December 31, 2000, primarily as a result of the decrease in fees earned in connection with our long distance phone service. Other revenues and reimbursable expenses from WebHouse Club were approximately $1.3 million and $9.7 million, respectively, in 2000 and ceased during the fourth quarter 2000 with the shutdown of the WebHouse Club business.

COST OF REVENUES AND GROSS PROFIT

                                                                             YEAR ENDED                     %
                                                                             DECEMBER 31,                 CHANGE
                                                                            ------------                  ------
                                                                               ($000)

                                                                       2001               2000
                                                                       ----               ----
      COST OF TRAVEL REVENUES .........................              $976,035         $1,040,306           (6.2%)
          % OF TRAVEL REVENUES ........................                  84.0%              85.5%
      COST OF OTHER REVENUES ..........................              $  2,812         $    2,921           (3.7%)
          % OF OTHER REVENUES .........................                  29.5%              16.0%
      TOTAL COST OF REVENUES ..........................              $978,847         $1,043,227           (6.2%)
          % OF REVENUES ...............................                  83.5%              84.4%

      COST OF REVENUES

      COST OF TRAVEL REVENUES. For the twelve months ended December 31, 2001 and 2000, cost of travel revenues consisted primarily of: (1) the cost of airline tickets from our suppliers, net of the federal air transportation tax, segment fees and passenger facility charges imposed in connection with the sale of airline tickets; (2) the cost of hotel rooms from our suppliers, net of hotel tax; and (3) the cost of rental cars from our suppliers, net of applicable taxes.

      Our supplier warrant costs for the twelve month periods ended December 31, 2001 and 2000 were $0 and approximately $1.5 million, respectively, and, in 2000, represented a non-cash expense related to the issuance of warrants to one of our airline program participants in January 1999.

      COST OF OTHER REVENUES. For the twelve months ended December 31, 2001 and 2000, cost of other revenues consisted of the cost of long distance telephone service provided by our suppliers.

      GROSS PROFIT

                                                                     YEAR ENDED                 %
                                                                    DECEMBER 31,             CHANGE
                                                                    ------------             ------
                                                                      ($000)

                                                                 2001           2000
                                                                 ----           ----
      TRAVEL GROSS PROFIT .......................              $186,188       $176,854         5.3%
          TRAVEL GROSS MARGIN ...................                  16.0%          14.5%
      OTHER GROSS PROFIT ........................              $  6,718       $ 15,315       (56.1%)
         OTHER GROSS MARGIN .....................                  70.5%          84.0%
      TOTAL GROSS PROFIT ........................              $192,906       $192,169         0.4%
         TOTAL GROSS MARGIN .....................                  16.5%          15.6%

      TRAVEL GROSS PROFIT. Travel gross profit consists of travel revenues less the cost of travel revenues. We are able to manage the level of gross margins by controlling the price at which we will cause offers to be fulfilled. Consistent with our strategy of increasing our gross margins, for the twelve months ended December 31, 2001, travel gross profit and related travel gross margin increased over the same period in 2000 as a result of increased transactional sales volume and increased Worldspan reservation booking and customer processing fee revenues. In addition to increasing transactional volume, we also have increased the average margin on air tickets, hotel rooms and rental cars as compared to the same period in 2000. Margin also increased in 2001 as a result of our new contract with Worldspan that was executed in the fourth quarter of 2001 and provided us with supplemental payments to be used for marketing programs and incentives for our customers and travel suppliers.

      OTHER GROSS PROFIT. For the twelve months ended December 31, 2001, other gross profit decreased over the same period in 2000 as a result of the decrease in fees earned in connection with our long distance phone service and the fees earned from WebHouse Club.

OPERATING EXPENSES

      We developed an infrastructure in 2000 that supported our operations and the existing and anticipated future operations of our various licensees. Many of our licensees no longer exist, and in certain cases, we have not been able to take all of these additional costs out of our business.

      SALES AND MARKETING

                                                                YEAR ENDED                   %
                                                               DECEMBER 31,                CHANGE
                                                               ------------                ------
                                                                  ($000)

                                                            2001            2000
                                                            ----            ----
      ADVERTISING...............................         $  46,875        $ 67,205        (30.3%)

      OTHER SALES & MARKETING...................         $  68,491        $ 80,928        (15.4%)
                                                         ---------        --------

      TOTAL.....................................         $ 115,366        $148,133        (22.1%)

      % OF REVENUES.............................               9.8%           12.0%

      Sales and marketing consists of advertising expenses and other sales and marketing expenses. Advertising expenses consist primarily of: (1) television and radio advertising; (2) online and email advertisements; and (3) agency fees, creative talent and production costs for television and radio commercials. For the twelve months ended December 31, 2001, advertising expenses decreased over the same period in 2000 primarily due to an overall decline in the cost of advertising and an effort to reduce our advertising spending. In 2001, we began shifting our marketing resources from traditional areas of marketing such as television and radio, toward online marketing. We intend to continue to pursue an advertising and branding campaign in order to continue to attract new users and retain existing users and expect to continue to shift resources to online marketing.

      Other sales and marketing expenses consist primarily of: (1) credit card processing fees; (2) provisions for credit card charge-backs; (3) fees paid to third-party service providers that operate our call centers; and (4) compensation for our sales and marketing personnel. For the twelve months ended December 31, 2001, other sales and marketing expenses decreased over the same period in 2000 due to reductions in the customer service transaction and average credit card costs, partially offset by an increase in credit card charge backs.

      GENERAL AND ADMINISTRATIVE

                                                                 YEAR ENDED            %
                                                                DECEMBER 31,         CHANGE
                                                                ------------         ------
                                                                  ($000)

                                                              2001      2000
                                                              ----      ----
      GENERAL & ADMINISTRATIVE .......................       $28,659   $52,194      (45.1%)

      PAYROLL TAX EXPENSE ON EMPLOYEE STOCK
      OPTIONS ........................................           909     8,788      (89.7%)

      STOCK BASED COMPENSATION .......................        16,508     1,711      864.8%
                                                             -------   -------

      TOTAL ..........................................       $46,076   $62,693      (26.5%)

      % OF REVENUES ..................................           3.9%      5.1%

      General and administrative expenses consist primarily of: (1) costs for personnel; (2) occupancy expenses; (3) telecommunications costs; and (4) fees for outside professionals. General and administrative expenses decreased during the twelve months ended December 31, 2001 over the same period in 2000 as a result of decreased headcount and resulting payroll and overhead costs associated with the shift in focus to our core travel products, which was part of our turn-around and restructuring plan implemented in the fourth quarter of 2000. In addition, for the twelve months ended December 31, 2001, we recorded charges of approximately $900,000 for payroll taxes relating to options exercised in accordance with our employee stock option plans. For the twelve months ended December 31, 2000, payroll taxes relating to the exercise of employee stock options were $8.8 million. Stock based compensation increased over the same period in 2000 as a result of the amortization and the acceleration of vesting of restricted stock. Specifically, on November 1, 2001, we accelerated the vesting of restricted stock held by certain employees based on the anticipated achievements of earnings performance targets established at the time of grant, in the fourth quarter of 2000. As a result of the acceleration of the vesting of the restricted stock, we recorded a charge of approximately $3.3 million in the fourth quarter 2001. In addition, in connection with the accelerated vesting of restricted stock, we paid the tax withholding liability associated with the vesting of such shares, including amounts in excess of the minimum statutory tax withholding, by withholding from delivery to certain employees shares of stock and, as a result, recorded a charge of approximately $3.1 million.

      SYSTEMS AND BUSINESS DEVELOPMENT

                                                                  YEAR ENDED           %
                                                                 DECEMBER 31,       CHANGE
                                                                 ------------       ------
                                                                   ($000)

                                                              2001         2000
                                                              ----         ----
      SYSTEMS & BUSINESS DEVELOPMENT .................     $  41,293     $  39,192    5.4%

      % OF REVENUES ..................................           3.5%          3.2%

      Systems and business development expenses for both periods consist primarily of: (1) compensation to our information technology and product development staff; (2) depreciation and amortization on computer hardware and software; (3) payments to outside contractors; and (4) data communications and other expenses associated with operating our Internet site. For the twelve months ended December 31, 2001, systems and business development expenses increased over the same period in 2000 primarily as a result of a decrease in the amounts reimbursed by licensees, and an increase in our costs associated with expanding the redundancy capabilities of our data centers.

SEVERANCE, RESTRUCTURING AND SPECIAL CHARGES

      In the second quarter of 2001, our Board of Directors announced that Richard S. Braddock had been reappointed as Chief Executive Officer. Mr. Braddock replaced Daniel H. Schulman, our prior President and Chief Executive Officer. In connection with Mr. Schulman's separation, we recorded a severance charge of $5.4 million in the second quarter of 2001. This severance charge resulted from the forgiveness of outstanding loans to Mr. Schulman and the payment of severance, all of which was required by the terms of Mr. Schulman's employment agreement. We also accelerated, pursuant to the terms of Mr. Schulman's employment agreement, the vesting of 2,000,000 shares of restricted common stock and 1,000,000 shares underlying stock options granted to Mr. Schulman, resulting in a charge of approximately $770,000. The balance due to Mr. Schulman ($345,000) is expected to be paid by the end of the second quarter 2002.

      In the first quarter of 2001, we recorded a restructuring charge of approximately $1.4 million. This restructuring charge related primarily to our reduction of our workforce by approximately 25 full-time employees in February 2001. The charge relates primarily to severance payments and the entire amount of the charge was disbursed in 2001.

      In 2000, we recorded restructuring charges of approximately $32.0 million and a special charge of approximately $34.8 million. The restructuring charge resulted from our review of our operations with the intention of increasing efficiencies and refocusing our business principally on our core travel products. As a result of this review, we primarily decided to reduce our work force, consolidate our real estate and rationalize certain international markets and potential product line offerings.

      The components of the restructuring charge are as follows (in thousands):

                                                                                                       Expected to be Paid in
                                                                                                                          2004
                    Charged  Non-cash   Paid in   Balance  Charged    Paid                 Balance                         and
                    in 2000   Charges    2000    12/31/00  in 2001   in 2001  Adjustments  12/31/01    2002     2003    thereafter
                    -------   -------   -------   -------   ------   -------  -----------  --------   ------   ------   ----------
Employee
termination costs   $ 3,807   $    --   $ 1,167   $ 2,640   $1,400   $ 3,358    $  (311)    $  371    $  371   $   --      $   --

Real estate costs     9,603        --       317     9,286       --     3,155     (1,036)     5,095     2,257    1,359       1,479

Asset impairments    17,474    15,709       809       956       --       835       (114)         7         7       --          --

Other                 1,122        --       534       588       --       320        (75)       193       193       --          --
                    -------   -------   -------   -------   ------   -------    -------     ------    ------   ------      ------

                    $32,006   $15,709   $ 2,827   $13,470   $1,400   $ 7,668    $(1,536)    $5,666    $2,828   $1,359      $1,479
                    =======   =======   =======   =======   ======   =======    =======     ======    ======   ======      ======

      As a result of the fourth quarter 2000 restructuring, our work force was reduced by approximately 125 full-time employees. The employee termination costs primarily represent severance. The real estate costs primarily represent the estimated net lease expense related to space we decided we no longer needed and which we will not utilize in the future along with certain required refurbishments to that space. Some of these leases run through 2011. As part of the restructuring, we chose to abandon our plan to open a new network operations center in that leased space. This decision accounted for a significant portion of the real estate costs and a portion of the asset impairment, as previously capitalized costs were expensed. Asset impairments are comprised of computer hardware and software costs related to our plans not to pursue certain potential product offerings and activities, as well as abandoned equipment and software projects ($11.0 million). Asset impairments also include costs related to the abandonment of plans to participate in the establishment of a licensee in Japan ($3.1 million) and other potential product offerings and intellectual property no longer to be pursued in accordance with our restructuring plan ($1.9 million). Certain asset costs that were expensed have yet to be paid. Other restructuring charges include professional and other fees and costs incurred in 2000 associated with the restructuring activities.

      The components of the special charge follow (in thousands):


                                                                   Paid
                          Charged   Non-cash  Paid in   Balance     in                    Balance   Expected to be Paid in
                          in 2000   Charges     2000   12/31/00    2001    Adjustments   12/31/01           2002
                          -------   -------   -------  --------    ----    -----------   --------           ----
Employee costs            $14,482   $ 8,036   $   142   $ 6,304   $ 6,297    $    --      $    7           $    7

Asset impairments          17,107    13,583     1,915     1,609        25     (1,218)        366              366

Other                       3,235        --        55     3,180     1,079         --       2,101            2,101
                          -------   -------   -------   -------   -------    -------      ------           ------

                          $34,824   $21,619   $ 2,112   $11,093   $ 7,401    $(1,218)     $2,474           $2,474
                          =======   =======   =======   =======   =======    =======      ======           ======

      Employee costs primarily represent costs associated with retention programs and the acceleration of employee loan forgiveness of $8.0 million. During the fourth quarter 2000, we incurred $5.7 million of expense related to retention bonuses paid to employees as part of our 2000 turnaround plan.

      Asset impairments consist primarily of the write-down to estimated net realizable value of receivables or loans (either loans to independent licensees or receivables that represented reimbursable expenses that were incurred on the licensee's behalf as part of the contractual arrangement) from independent licensees that ceased or significantly restructured their operations during the fourth quarter 2000, including approximately $7.8 million related to Myprice, the Australian based company launched in early 2000 to introduce our buyer-driven commerce platform to Australia and New Zealand, $1.7 million related to WebHouse Club and $1.1 million related to Perfect Yardsale. Asset write-downs also includes a charge of $6.3 million of the estimated unrecoverable reimbursable expenses due to us from Walker Digital in connection with Walker Digital's contractual obligations to fund certain patent and intellectual property litigation costs. Other includes estimated amounts accrued for the litigation related to shareholder lawsuit costs or potential settlements and amounts accrued for other claims.

      During 2001, we decreased the liability for the restructuring charge by approximately $1.5 million and the liability for the special charge by approximately $1.2 million. These reductions, recorded in 2001, resulted from the favorable resolution in 2001 of certain matters, primarily the collection of certain receivables and the settlement of real estate commitments, and were reflected as an adjustment to the appropriate income statement category originally charged.

WARRANT COSTS

      In the fourth quarter 2000, we amended the terms of certain warrants to purchase our common stock held by Delta Air Lines, Inc. As a result, we recorded an $8.6 million non-cash charge determined by using an option pricing model. In connection with the amendment, we reduced the number of shares underlying the warrant to 4.67 million shares from 5.5 million shares and reduced the exercise price from $56.63 per share to $4.72 per share.

WRITE-OFF OF WEBHOUSE CLUB WARRANT

      On October 5, 2000, the Priceline WebHouse Club, Inc., a privately-held licensee of ours, announced that it would be ceasing operations. In the fourth quarter 1999, we received a warrant in WebHouse Club in exchange for services rendered and, upon receipt of the warrant, recognized approximately $189 million of income representing the estimated fair value of the warrant, based on an independent valuation. As a result of WebHouse Club ceasing operations, in the third quarter 2000, we recorded a non-cash loss of approximately $189 million to expense the full carrying value of the warrant.

INTEREST INCOME

                                                              YEAR ENDED               %
                                                             DECEMBER 31,            CHANGE
                                                             ------------            ------
                                                               ($000)

                                                         2001           2000
                                                         ----           ----
      INTEREST INCOME   .........................        $6,996         $9,687       (27.8%)

      For the twelve months ending December 31, 2001, interest income on cash and marketable securities decreased primarily due to lower interest rates.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

REVENUES

                                           YEAR ENDED                 %
                                          DECEMBER 31,              CHANGE
                                          ------------              ------
                                             ($000)

                                       2000            1999
                                       ----            ----
      TRAVEL REVENUES .......       $1,217,160       $480,979         153%

      OTHER REVENUES ........       $   18,236       $  1,431       1,174%

      TOTAL REVENUES ........       $1,235,396       $482,410         156%

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

                                                   UNIQUE OFFERS FOR
                                                   -----------------

                                               AIRLINE     HOTEL    RENTAL
                                               TICKETS     ROOMS     CARS
                                               -------     -----     ----
      Year Ended           December 31, 2000     47.9%     48.4%     44.7%

      Year Ended           December 31, 1999     34.1%     32.2%      N/A

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

      Travel revenues for the twelve months ended December 31, 2000 increased approximately 153% to $1,217.0 million from approximately $481.0 million for the twelve months ended December 31, 1999, primarily as a result of an increase in revenues from airline ticket sales. Ancillary fee revenues we earned in connection with the sale of our travel products for the twelve months ended December 31, 2000 increased from the same period in the prior year as a result of volume driven increases in Worldspan reservation booking fees and customer processing fees in the airline and hotel room and rental car services. The processing fees for the airline and hotel room services were introduced during the second quarter 1999.

      Adaptive marketing revenues for the year ended December 31, 2000 decreased $2.3 million, or 10.3%, compared to the same period in the prior year. During the fourth quarter 2000, we eliminated adaptive marketing revenues, which were historically accretive to our travel revenues and gross margins, but which we now believe negatively impacted customer satisfaction. Seasonal variations in our travel business, where the third and fourth quarters are typically weaker than the first two quarters, have historically and are expected to continue to impact our travel revenues. Travel products, particularly airline tickets, account for the majority of our revenue.

      OTHER REVENUES

      Other revenues during the twelve months ended December 31, 2000 consisted primarily of: (1) transaction revenues and fees from our long distance phone service and (2) commissions and fees from our home financing and automobile services, and license fees from WebHouse Club and our international licensees. Other revenues during the twelve months ended December 31, 1999 consisted primarily of commissions and fees from our home financing and automobile services and from WebHouse Club.

      Other revenues for the twelve months ended December 31, 2000 increased approximately 1,174% to $18.2 million from $1.4 million for the twelve months ended December 31, 1999, primarily as a result of $10.3 million of transaction revenue and fees received from our long distance telephone service, launched during the second quarter 2000. In addition, we received fee income from our financial and auto service products introduced in the first quarter of 2000. Other revenues from WebHouse Club and Myprice pty. ltd. were approximately $1.3 million and $600,000, respectively, in 2000 and ceased during the fourth quarter 2000 with the shutdown of the WebHouse Club business and the indefinite postponement of the launch of Myprice's services in Australia.

COST OF REVENUES AND GROSS PROFIT

                                                YEAR ENDED                   %
                                               DECEMBER 31,                CHANGE
                                               ------------                ------
                                                  ($000)

                                             2000         1999
                                             ----         ----
      COST OF TRAVEL REVENUES ....       $1,040,306     $424,579            145%

          % OF TRAVEL REVENUES ...             85.5%        88.3%

      COST OF OTHER REVENUES .....       $    2,921           --             --

          % OF OTHER REVENUES ....             16.0%          --

      TOTAL COST OF REVENUES .....       $1,043,227     $424,579            146%

          % OF REVENUES ..........             84.4%        88.0%

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

      GROSS PROFIT

                                            YEAR ENDED                   %
                                           DECEMBER 31,                CHANGE
                                           ------------                ------
                                              ($000)

                                          2000        1999
                                          ----        ----
      TRAVEL GROSS PROFIT ........     $176,854      $56,400           213.6%

          TRAVEL GROSS MARGIN ....         14.5%        11.7%

      OTHER GROSS PROFIT .........     $ 15,315      $ 1,431           970.2%

         OTHER GROSS MARGIN ......         84.0%         100%

      TOTAL GROSS PROFIT .........     $192,169      $57,831           232.3%

         TOTAL GROSS MARGIN ......         15.6%        12.0%

      TRAVEL GROSS PROFIT. Travel gross profit consists of travel revenues less the cost of travel revenues. For the twelve months ended December 31, 2000, travel gross profit increased over the same period in 1999 as a result of increased transactional sales volume and increased Worldspan reservation booking and customer processing fee revenues. In addition to increasing transactional volume, the average margin on air tickets and hotel rooms increased during the year ended December 31, 2000, as compared to the same period in 1999. The fee portion of the travel transactions are an integral component in pricing acceptance decisions we make.

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

      OPERATING EXPENSES

      SALES AND MARKETING

                                               YEAR ENDED             %
                                              DECEMBER 31,          CHANGE
                                              ------------          ------
                                                  ($000)

                                            2000        1999
                                            ----        ----
      ADVERTISING ..................     $ 67,205      $40,684       65.2%

      OTHER SALES & MARKETING ......     $ 80,928      $38,893      108.1%
                                         --------      -------

      TOTAL ........................     $148,133      $79,577       86.2%

      % OF REVENUES ................         12.0%        16.5%

      Sales and marketing consists of advertising expenses and other sales and marketing expenses. Advertising expenses consist primarily of: (1) television and radio advertising; (2) agency fees and production costs for television and radio commercials; and (3) online and print advertisements. For the twelve months ended December 31, 2000, advertising expenses increased over the same period in 1999 primarily due to substantial expenses related to the television advertising campaign launched in January 2000 and television advertising launched in the fourth quarter 2000 (approximately $18.9 million) as part of a customer retention program designed to counteract the effects of our negative momentum in the third and fourth quarter 2000 and restore customer confidence.

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

      GENERAL AND ADMINISTRATIVE

                                                 YEAR ENDED             %
                                                DECEMBER 31,          CHANGE
                                                ------------          ------
                                                   ($000)

                                              2000        1999
                                              ----        ----
      GENERAL & ADMINISTRATIVE ......        $53,905     $25,797     109.0%

      PAYROLL TAX EXPENSE ON EMPLOYEE
      STOCK OPTIONS .................          8,788       1,812     385.0%
                                             -------     -------

      TOTAL .........................        $62,693     $27,609     127.1%

      % OF REVENUES .................            5.1%        5.7%

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

      SYSTEMS AND BUSINESS DEVELOPMENT

                                                 YEAR ENDED             %
                                                DECEMBER 31,          CHANGE
                                                ------------          ------
                                                   ($000)

                                              2000        1999
                                              ----        ----
      SYSTEMS & BUSINESS DEVELOPMENT         $39,192     $14,023      179.5%

      % OF REVENUES ................             3.2%        2.9%

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

      INTEREST INCOME

                                                 YEAR ENDED             %
                                                DECEMBER 31,          CHANGE
                                                ------------          ------
                                                   ($000)

                                              2000        1999
                                              ----        ----
      INTEREST INCOME ...............        $9,687      $7,501         29.1%

      For the twelve months ending December 31, 2000, interest income on cash and marketable securities increased primarily due to higher balances resulting from our initial public offering of common stock in April of 1999 and our follow-on public offering of common stock in August of 1999.

LIQUIDITY AND CAPITAL RESOURCES

      As of December 31, 2001 we had approximately $165 million in cash, cash equivalents, short-term investments and restricted cash. Approximately $15 million is restricted cash collateralizing certain letters of credit issued in favor of certain suppliers and landlords. Also included in restricted cash are amounts held by our credit card processor company. We generally invest excess cash, cash equivalents and short-term investments predominantly in debt instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes.

      Net cash provided by operating activities was $28 million for the twelve months ended December 31, 2001, including $48 million of net income adjusted for non-cash items. An increase in accounts receivable of $20 million reduced cash provided by operating activity. Net cash used in operating activities during 2000 was $19 million. This was primarily attributable to net loss from operations.

      Net cash used in investing activities was $56 million and $43 million for the twelve months ended December 31, 2001 and 2000, respectively. In both years, net cash used in investing activities was partially related to purchases of property and equipment. Also affecting net cash used in investing activities in 2001 was the purchase of short-term investments and marketable securities in the amount of $39 million and the investment in Europe of approximately $14 million discussed in more detail below. In 2000, $26 million was used to purchase convertible notes and warrants in certain licensees.

      We have certain commitments for capital expenditures as part of our ongoing business cycle. None of these commitments are material to our financial position either individually or in the aggregate. Expenditures for additions to property and equipment, and to a much lesser extent, resolution of certain claims, is expected to aggregate approximately $12 to $20 million in 2002.

      Net cash provided by financing activities was $51 million for the twelve months ended December 31, 2001. This was primarily the result of the sale of
23.8 million shares of common stock at a price of $2.10 per share to Hutchison-Whampoa Limited and Cheung Kong (Holdings) Limited in February 2001. Also, we had cash inflow of $10 million related to the exercise of employee stock options. Net cash provided by financing activities was $14 million for the twelve months ended December 31, 2000, and was a result of the cash inflow related to the exercise of stock options by employees.

      We believe that our existing cash balances and liquid resources will be sufficient to fund our operating activities, capital expenditures and other obligations through at least the next twelve months. However, if during that period or thereafter, we are not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, we may be required to reduce our planned capital expenditures and scale back the scope of our business plan, either of which could have a material adverse effect on our projected financial condition or results of operation. If additional funds were raised through the issuance of equity securities, the percentage ownership of our then current stockholders would be diluted. We cannot assure you that we will generate sufficient cash flow from operations in the future, that revenue growth will be realized or that future borrowings or equity contributions will be available in amounts sufficient to make anticipated capital expenditures or finance our business plan.

      On June 28, 2001 and August 10, 2001, priceline.com europe Ltd. issued and sold to us an $8.5 million promissory note and a $1.5 million promissory note, respectively, in exchange for an aggregate of $10.0 million. On December 21, 2001, we acquired a majority interest in the equity of priceline.com europe Ltd., $10.0 million of which was paid for by cancellation of the outstanding promissory notes. The transaction gives us control of priceline.com europe Ltd. On January 31, 2002, we invested an additional $10 million in priceline.com Europe Holdings, N.V., the parent company of priceline.com europe Ltd. Certain investors in priceline.com Europe Holdings, N.V., including certain affiliates of General Atlantic Partners, LLC, have the right to put their shares of priceline.com Europe Holdings, N.V. to us, at fair market value, in the event of a change in control of us. These investors own 45,539,999 shares of priceline.com Europe Holdings, N.V.

      We may elect to loan additional amounts to Hutchison-Priceline Limited in 2002.

      The following table represents the Company's material contractual obligations and commitments as of December 31, 2001:

                                                Payments due by Period (in thousands)

                                             Less than    One to Three    Four to Five    After Five
                                  Total       One Year        Years           Years         Years
Operating lease obligations      $24,783      $ 3,513        $5,813          $4,746        $10,711

Letters of credit                  9,703        9,703            --              --             --

Employment agreements              4,153        4,153            --              --             --
                                 -------      -------        ------          ------        -------

Total                            $38,639      $17,369        $5,813          $4,746        $10,711
                                 =======      =======        ======          ======        =======

      Priceline leases certain property, primarily buildings in Norwalk and Wilton, Connecticut and New York City. These leases are accounted for as operating leases. The operating lease obligations represents the minimum payments for our operating leases. See Note 15 to Consolidated Financial Statements.

      The letters of credit were issued in favor of certain suppliers and landlords. The letters of credit expire between March and December of 2002 and are generally subject to automatic renewal upon expiration of the letter of credit.

      The employment agreements are with certain members of senior management and provide for minimum annual compensation.

NEW ACCOUNTING PRONOUNCEMENTS

      In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that identifiable intangible assets other than goodwill be amortized over their useful lives. We will adopt SFAS No. 142 in 2002. We are required to complete the initial step of a transitional impairment test within six months of adoption of SFAS No. 142 and to complete the final step of the transitional impairment test by December 31, 2002. Any impairment loss resulting from the transitional impairment test would be recorded as a cumulative effect of a change in accounting principle. Subsequent impairment losses, if any, will be reflected in operating income or loss. We do not believe that a material adjustment will be necessary upon adoption of SFAS No. 142. The amount of amortization of goodwill in 2001 was not material to operations.

      In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which supersedes both Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of (SFAS 121) and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 retains the fundamental provisions in SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. SFAS 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS 121, an impairment assessment under SFAS 144 will not result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, Goodwill and Other Intangible Assets.

      We are required to adopt SFAS 144 no later than our first fiscal year beginning after December 15, 2001. We do not expect the adoption of SFAS 144 for long-lived assets held for use to have a material impact on our consolidated financial position or results of operations because the impairment assessment under SFAS 144 is largely unchanged from SFAS 121. The provisions of this statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities and therefore, will depend on future actions, if any, initiated by us. As a result, we cannot determine the potential effects that adoption of SFAS 144 will have on our consolidated financial position or results of operations with respect to future disposal decisions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      Priceline.com currently has no floating rate indebtedness, holds no derivative instruments (other than through investments in licensees described in this Annual Report on Form 10-K) and does not earn significant foreign-sourced income. Accordingly, changes in interest rates or currency exchange rates do not generally have a material direct effect on priceline.com's financial position. However, changes in currency exchange rates may affect the cost of international airline tickets and international hotel reservations offered through the priceline.com service, and so may indirectly affect consumer demand for such products and priceline.com's revenue. In the event of such weakness, such additional US Dollars would have reduced purchasing power. In addition, to the extent that changes in interest rates and currency exchange rates affect general economic conditions, priceline.com would also be affected by such changes. If the US Dollar weakens versus the British Pound Sterling, we may have to invest additional US Dollars in priceline.com europe Ltd. to fund its ongoing operations.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The following consolidated financial statements of the Company and the independent auditors' report are filed as part of this Annual Report on Form 10-K (See Item 14):

      Balance Sheets as of December 31, 2001 and December 31, 2000; Statements of Operations, Changes in Stockholders' Equity and Cash Flows for the years ended December 31, 2001, December 31, 2000 and December 31, 1999; Notes to Consolidated Financial Statements and Independent Auditors' Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information regarding the Company's directors and executive officers and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, required by Part III, Item 10, will be included in our Proxy Statement relating to our annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2001.

ITEM 11. EXECUTIVE COMPENSATION

      Information required by Part III, Item 11, will be included in our Proxy Statement relating to our annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information required by Part III, Item 12, will be included in our Proxy Statement relating to our annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information regarding certain of our relationships and related transactions will be included in our Proxy Statement relating to our annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2001.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) List of Documents Filed as a Part of this Annual Report on Form 10-K:

      The following consolidated financial statements of the Company and the independent auditors' report are filed as part of this Annual Report on Form 10-K.

      Balance Sheets as of December 31, 2001 and December 31, 2000; and the related Statements of Operations, Changes in Stockholders' Equity and Cash Flows for the years ended December 31, 2001, December 31, 2000, and December 31, 1999; Notes to Consolidated Financial Statements; and Independent Auditors' Report.

      (b) Reports on Form 8-K:

      During the fourth quarter 2001, priceline.com filed Current Reports on Form 8-K dated October 3, 2001 and November 2, 2001.

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

10.9(a)             Airline Participation Agreement, dated April 1998, by and
                    among the Registrant, Priceline Travel, Inc. and Trans World
                    Airlines, Inc.
10.10(a)+           Airline Participation Agreement, dated October 2, 1998, by and among the Registrant, Priceline Travel, Inc. and
                    Northwest Airlines, Inc.
10.11.1(a)+         General Agreement, dated August 31, 1998, by and among the
                    Registrant, Priceline Travel, Inc. and Delta Air Lines, Inc.
10.11.2(a)+         Airline Participation Agreement, dated August 31, 1998, by and among the Registrant, Priceline Travel, Inc. and Delta
                    Air Lines, Inc.
10.11.3(a)+         Amendment to the Airline Participation Agreement and the
                    General Agreement, dated December 31, 1998, between and
                    among the Registrant, Priceline Travel, Inc. and Delta Air
                    Lines, Inc.
10.11.4(c)          Letter Agreement, dated July 16, 1999, between the
                    Registrant and Delta Air Lines, Inc.
10.11.5(e)          Master Agreement, dated November 17, 1999, between the
                    Registrant and Delta Air Lines, Inc.
10.11.6(e)          Amendment to the Airline Participation Agreement and the
                    General Agreement, dated November 17, 1999, by and among the
                    Registrant, Priceline Travel, Inc. and Delta Air Lines, Inc.
10.11.7+            Participation Warrant Agreement, dated as of November 17,
                    1999, between the Registrant and Delta Air Lines, Inc.
10.12(a)+           Airline Participation Agreement, dated December 31, 1998, by and among the Registrant, Priceline Travel, Inc. and America
                    West Airlines.
10.13(a)+           Internet Marketing and Licensing Agreement, as of August 1,
                    1998, between the Registrant and LendingTree, Inc.
10.14(a)            Systems Access Agreement, dated as of August 4, 1997,
                    between the Registrant and WORLDSPAN, L.P.
10.15(a)            Master Agreement for Outsourcing Call Center Support, dated as of April 6, 1998, between the Registrant and CALLTECH
                    Communications, Incorporated.
10.16(a)            Form of Participation Warrant Agreement.
10.17.1(a)+         Participation Warrant Agreement, dated as of December 31,
                    1998.
10.17.2(a)+         Amendment No. 1, dated as of February 4, 1999, to Warrant
                    Participation Agreement, dated as of December 31, 1998.
10.17.3(a)+         Amendment No. 2, dated as of March 3, 1999, to Participation
                    Warrant Agreement, dated as of December 31, 1998, as
                    previously amended by Amendment No. 1 to Warrant
                    Participation Agreement, dated as of February 4, 1999.
10.18(c)            Employment Agreement, dated as of June 14, 1999, between the
                    Registrant and Daniel H. Schulman.
10.19.1(c)          Airline Participation Agreement, dated July 16, 1999,
                    between the Registrant and Continental Airlines, Inc.
10.19.2(c)          Participation Warrant Agreement, dated July 16, 1999,
                    between the Registrant and Continental Airlines, Inc.
10.19.3(e)          First Amendment to Participation Warrant Agreement, dated as of November 17, 1999, by and between the Registrant and
                    Continental Airlines, Inc.
10.19.4+            Participation Warrant Agreement, dated November 17, 1999,
                    between the Registrant and Continental Airlines, Inc.
10.20(d)            License Agreement, dated July 20, 1999 between Walker
                    Digital Corporation and the Registrant.
10.21(e)            Sublease, dated October 1999, between Oxford Health Plans,
                    Inc., as Sub-Landlord, and the Registrant, as Sub-Tenant,
                    and Agreement of Lease, dated June 16, 1993, as amended,
                    between Prudential Insurance Company of America, as
                    Landlord, and Oxford Health Plans, Inc., as Tenant.
10.22.1(e)          Securityholders' Agreement, dated as of October 26, 1999,
                    among the Registrant, Priceline WebHouse Club, Inc., Walker
                    Digital, LLC and the Investors signatory thereto.
10.22.2+            Intellectual Property License Agreement, dated as of October
                    26, 1999, between the Registrant and Priceline WebHouse
                    Club, Inc.
10.22.3+            Marketing and Technical Services Agreement, dated as of
                    October 26, 1999, between the Registrant and Priceline
                    WebHouse Club, Inc.
10.22.4+            Warrant Agreement, dated as of October 26, 1999, between the
                    Registrant and Priceline WebHouse Club, Inc.
10.22.5+            Services Agreement, dated as of October 26, 1999, between
                    the Registrant and Priceline WebHouse Club, Inc.
10.23.1+            Airline Participation Agreement, dated as of November 15,
                    1999, by and between the Registrant and United Air Lines, Inc.
10.23.2+            Participation Warrant Agreement, dated as of November 15,
                    1999, by and between the Registrant and United Air Lines, Inc.

10.24.1+            Airline Participation Agreement, dated as of November 17,
                    1999, by and between the Registrant and US Airways, Inc.
10.24.2+            Participation Warrant Agreement, dated as of November 17,
                    1999, by and between the Registrant and US Airways, Inc.
10.25.1+            Airline Participation Agreement, dated as of November 17,
                    1999, by and between the Registrant and American Airlines,
                    Inc.
10.25.2+            Participation Warrant Agreement, dated as of November 17,
                    1999, by and between the Registrant and American Airlines,
                    Inc.
10.26+              Participation Warrant Agreement, dated as of November 17,
                    1999, by and between the Registrant and Trans World
                    Airlines, Inc.
10.27+              Participation Warrant Agreement, dated as of November 17,
                    1999, by and between the Registrant and Northwest Airlines,
                    Inc.
10.28+              Participation Warrant Agreement, dated as of November 17,
                    1999, by and between the Registrant and America West
                    Airlines
10.29(e)            Continuing Employment Agreement, dated as of December 16,
                    1999, between the Registrant and Melissa M. Taub.
10.30(f)            Employment Agreement, dated December 3, 1999, between the
                    Registrant and Michael McCadden.
10.31(f)            Employment Agreement, dated December 30, 1999 between the
                    Registrant and Jeffery H. Boyd.
10.32(f)            Employment Agreement, dated February 18, 2000, between the
                    Registrant and Heidi G. Miller.
10.33(f)            Promissory Note, dated February 10, 2000 between Jeffery H.
                    Boyd and the Registrant.
10.34(f)            Amendment to Promissory Note, dated March 28, 2000, between
                    Jeffery H. Boyd and the Registrant.
10.35(f)            Promissory Note, dated March 7, 2000, between Heidi G.
                    Miller and the Registrant.
10.36(f)            Stock Option Agreement, dated February 18, 2000, by and
                    between the Registrant and Heidi G. Miller.
10.37(f)            Amendment to Promissory Note, dated March 28, 2000, between
                    Daniel H. Schulman and the Registrant.
10.38(f)            Amendment Number One to the Priceline.com Incorporated 1999
                    Omnibus Plan.
10.39(f)+           Formation and Funding Agreement, dated as of March 17, 2000, by and between the Registrant and Alliance Partners, LP.
10.40(g)            Certificate of Designation, Preferences and Rights of Series
                    A Convertible Redeemable PIK Preferred Stock of
                    priceline.com Incorporated.
10.41(g)            priceline.com Incorporated 1999 Omnibus Plan, as amended.
10.42(g)            Amended and Restated Promissory Note, dated May 18, 2000,
                    between priceline.com Incorporated and Daniel H. Schulman.
10.43(g)            Amendment to Employment Agreement, dated June 12, 2000,
                    between priceline.com Incorporated and Richard Braddock
10.44(g)            Lease, dated as of May 1, 2000, between the parties listed therein, as Landlord and priceline.com Incorporated, as Tenant.
10.45(g)            Convertible Note, dated June 27, 2000, between
                    Hutchison-Priceline Limited, as obligor, and PCLN Asia,
                    Inc., as holder.
10.46(g)            Amended and Restated Promissory Note, dated August 21, 2000, between priceline.com Incorporated and Heidi Miller.
10.47(h)            Amendment Employment Agreement, dated August 21, 2000,
                    between priceline.com Incorporated and Heidi Miller.
10.48(h)            Second Amended and Restated Promissory Note, dated August
                    21, 2000, between priceline.com Incorporated and Jeffery H.
                    Boyd.
10.49(h)            Amendment to Offer Letter, dated August 21, 2000, between
                    priceline.com Incorporated and Jeffery H. Boyd.
10.50(h)            Second Amended and Restated Promissory Note, dated August
                    21, 2000, between priceline.com Incorporated and Daniel H.
                    Schulman.
10.51(h)            Amendment to Employment Agreement, dated August 21, 2000,
                    between priceline.com Incorporated and Daniel H. Schulman.
10.52(i)            Certificate of Designation, Preferences and Rights of Series
                    B Redeemable Preferred Stock of priceline.com Incorporated.

----------

10.53(i)            Warrant Agreement, dated February 6, 2001, by and between
                    priceline.com Incorporated and Delta Air Lines, Inc.
10.54(i)            Stockholder Agreement, dated February 6, 2001, between
                    priceline.com Incorporated and Delta Air Lines, Inc.
10.55(j)            Priceline.com 2000 Employee Stock Option Plan.
10.56(j)            Employment Agreement, dated November 20, 2000, between
                    priceline.com Incorporated and Robert Mylod.
10.57(k)            Stock Purchase Agreement, dated as of February 15, 2001,
                    among priceline.com Incorporated, Prime Pro Group Limited
                    and Forthcoming Era Limited.
10.58(k)            Registration Rights Agreement, dated as of February 15,
                    2001, among priceline.com Incorporated, Prime Pro Group
                    Limited and Forthcoming Era Limited.
10.59(l)            Amended and Restated Employment Agreement, dated December
                    20, 2000, by and between priceline.com Incorporated and
                    Daniel H. Schulman.
10.60(l)            Promissory Note, dated July 2, 1999, by and between
                    priceline.com Incorporated and Daniel H. Schulman.
10.61(l)            Amended and Restated Employment Agreement, dated November
                    20, 2000, by and between priceline.com Incorporated and
                    Jeffery H. Boyd.
10.62(l)            Employment Agreement, dated November 20, 2000, by and
                    between priceline.com Incorporated and Robert Mylod.
10.63(l)            Employment Agreement, dated November 20, 2000, by and
                    between priceline.com Incorporated and W. Michael McCadden.
10.64(l)            Employment Agreement, dated December 20, 2000, by and
                    between priceline.com Incorporated and Ronald Rose.
10.65(l)            Amended Participation Warrant Agreement, dated November 2,
                    2000, by and between priceline.com Incorporated and Delta
                    Air Lines, Inc.
10.66(m)            Employment Letter, dated February 9, 2001, by and between
                    priceline.com Incorporated and Peter J. Millones
10.67(n)            Stockholders' Agreement by and among priceline.com
                    Incorporated, Prime Pro Group Limited, Forthcoming Era
                    Limited, Potton Resources Limited and Ultimate Pioneer
                    Limited, dated as of June 5, 2001.
10.68(o)            Priceline.com 1999 Omnibus Plan, as amended.
10.69(p)            Amendment to Employment Agreement, dated June 15, 2001, by and between priceline.com and Robert Mylod
10.70               Amendment to Amended & Restated Employment Agreement, dated
                    December 10, 2001, by and between priceline.com Incorporated and Jeffery Boyd.
10.71+              Subscriber Entity Agreement, dated October 1, 2001, by and between Worldspan, L.P. and priceline.com Incorporated.
10.72+              Amendment to the Worldspan Subscriber Entity Agreement,
                    dated October 1, 2001, by and between Worldspan, L.P. and priceline.com Incorporated.
10.73               Employment Letter Agreement, dated January 2, 2002, by and between priceline.com Incorporated and Brett Keller.
23.1                Consent of Deloitte & Touche LLP.

-----------
(a) Previously filed as an exhibit to the Form S-1 (Registration No. 333-69657) filed in connection with priceline.com's initial public offering and incorporated herein by reference.
(b) Previously filed as an exhibit to the Form 10-Q filed on May 17, 1999 and incorporated herein by reference.
(c) Previously filed as an exhibit to the Form S-1 (Registration No. 333-83513) filed in connection with priceline.com's secondary public offering and incorporated herein by reference.
(d) Previously filed as an exhibit to the Form 10-Q for the quarterly period ended September 30, 1999.
(e) Previously filed as an exhibit to the Form 10-K for the year ended December 31, 1999.
(f) Previously filed as an exhibit to the Form 10-Q for the quarterly period ended March 31, 2000.
(g) Previously filed as an exhibit to the Form 10-Q for the quarterly period ended June 30, 2000.
(h) Previously filed as an exhibit to the Form 10-Q for the quarterly period ended September 30, 2000.
(i)   Previously filed as an exhibit to the Form 8-K filed on February 8, 2001.
(j) Previously filed as an exhibit to the Form S-8 (Registration No. 333-55578) filed on February 14, 2001.
(k)   Previously filed as an exhibit to the Form 8-K filed on February 20, 2001.

(l) Previously filed as an exhibit to the Form 10-K for the year ended December 31, 2000.
(m) Previously filed as an exhibit to the Form 10-Q for the quarterly period ended March 31, 2001.
(n)   Previously filed as an exhibit to the Form 8-K filed on June 6, 2001.
(o) Previously filed as an exhibit to the Form S-8 (Registration No. 333-65034) filed on July 13, 2001.
(p) Previously filed as an exhibit to the Form 10-Q for the quarterly period ended June 30, 2001.
(+) Certain portions of this document have been omitted pursuant to a confidential treatment request.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              PRICELINE.COM INCORPORATED


                                              By:  /s/ Jeffery H. Boyd
                                                  ------------------------------
                                                  Name:  Jeffery H. Boyd
                                                  Title: Chief Operating Officer
                                                  Date:  March 29, 2002

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

  SIGNATURE                         TITLE                                                 DATE
  ---------                         -----                                                 ----
  /s/ Richard S. Braddock           Chairman, Chief Executive Officer                March 29, 2002
----------------------------        and Director (Principal Executive
  Richard S. Braddock               Officer)

  /s/ Jeffery H. Boyd               President, Chief Operating Officer and           March 29, 2002
----------------------------        Director (Principal Executive Officer)
  Jeffery H. Boyd

  /s/ Thomas P. D'Angelo            Senior Vice President, Finance and               March 29, 2002
----------------------------        Controller (Principal Accounting Officer)
  Thomas P. D'Angelo

  /s/ Robert Mylod                  Chief Financial Officer                          March 29, 2002
----------------------------        (Principal Financial Officer)
  Robert Mylod

  /s/ Paul A. Allaire               Director                                         March 29, 2002
----------------------------
  Paul A. Allaire

  /s/ Ralph M. Bahna                Director                                         March 29, 2002
----------------------------
  Ralph M. Bahna

  /s/ Paul J. Blackney              Director                                         March 29, 2002
----------------------------
  Paul J. Blackney

  /s/ William E. Ford               Director                                         March 29, 2002
----------------------------
  William E. Ford

  /s/ Edmond Ip                     Director                                         March 29, 2002
----------------------------
  Edmond Ip

  SIGNATURE                         TITLE                                                 DATE
  ---------                         -----                                                 ----
  /s/ Dominic Lai                   Director                                         March 29, 2002
----------------------------
  Dominic Lai

  /s/ Marshall Loeb                 Director                                         March 29, 2002
----------------------------
  Marshall Loeb

  /s/ N. J. Nicholas, Jr.           Director                                         March 29, 2002
----------------------------
  N. J. Nicholas, Jr.

  /s/ Nancy B. Peretsman            Director                                         March 29, 2002
----------------------------
  Nancy B. Peretsman

  /s/ Ian F. Wade                   Director                                         March 29, 2002
----------------------------
  Ian F. Wade

                           PRICELINE.COM INCORPORATED
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       Page No.
                                                                       --------

Independent Auditors' Report.................................................58

Consolidated Balance Sheets for the years ended
December 31, 2001 and December 31, 2000......................................59

Consolidated Statements of Operations for the years ended
December 31, 2001, December 31, 2000 and December 31, 1999...................60

Consolidated Statements of Changes in Stockholders' Equity
for the years ended December 31, 2001, December 31, 2000
and December 31, 1999........................................................61

Consolidated Statements of Cash Flows for the fiscal years ended
December 31,2001, December 31, 2000 and December 31, 1999....................62

Notes to Consolidated Financial Statements...................................63

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of priceline.com Incorporated

      We have audited the accompanying consolidated balance sheets of priceline.com Incorporated (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP

Stamford, Connecticut
February 4, 2002
                           priceline.com INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                          December 31,
                                                                                  ----------------------------
                                                                                     2001              2000
                                                                                  -----------      -----------
ASSETS
Current assets:
  Cash and cash equivalents                                                       $    99,943      $    77,024
  Restricted cash                                                                      15,396           18,042
  Short-term investments                                                               49,269           10,952
  Accounts receivable, net of allowance for doubtful accounts of
    $4,170 and $2,372, respectively                                                    15,665           13,889
  Prepaid expenses and other current assets                                             5,038           11,316
                                                                                  -----------      -----------

    Total current assets                                                              185,311          131,223
Property and equipment, net                                                            32,266           37,083
Due from employees                                                                         11            3,503
Goodwill                                                                               23,646               --
Other assets, primarily related parties                                                20,956           23,269
                                                                                  -----------      -----------
    Total assets                                                                  $   262,190      $   195,078
                                                                                  ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                $    45,941      $    40,691
  Accrued expenses                                                                     36,240           33,172
  Other current liabilities                                                             5,115            5,434
                                                                                  -----------      -----------
    Total current liabilities                                                          87,296           79,297

 Accrued expenses                                                                       2,838            5,108
                                                                                  -----------      -----------
    Total liabilities                                                                  90,134           84,405

COMMITMENTS AND CONTINGENCIES (See Notes)

SERIES A MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK, $0.01 par value;
6,000,000 shares authorized; $59.93 liquidation value per share; 6,000,000
shares issued; 0 and 6,000,000 shares outstanding, respectively                            --          359,580

SERIES B MANDATORILY REDEEMABLE PREFERRED STOCK, $0.01 par value; 80,000 authorized shares; $1,000 liquidation value per share; 80,000 shares issued;
25,345 and 0 shares outstanding, repsectively                                          25,345               --

Stockholders' equity (deficiency):
Common stock, $0.008 par value, authorized 1,000,000,000 shares,
   229,487,885 and 181,798,204 issued, respectively                                     1,836            1,454
Treasury stock, 5,450,236 shares                                                     (326,633)        (326,633)
Additional paid-in capital                                                          2,015,849        1,618,956
Deferred compensation                                                                      --          (13,053)
Accumulated other comprehsenive loss                                                       --           (1,156)
Accumulated deficit                                                                (1,544,341)      (1,528,475)
                                                                                  -----------      -----------
Total stockholders' equity                                                            146,711         (248,907)
                                                                                  -----------      -----------

    Total liabilities and stockholders' equity                                    $   262,190      $   195,078
                                                                                  ===========      ===========

                 See Notes to Consolidated Financial Statements.

                           priceline.com INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                Years Ended December 31,
                                                                    ---------------------------------------------
                                                                        2001             2000             1999
                                                                    -----------      -----------      -----------
Travel revenues                                                     $ 1,162,223      $ 1,217,160      $   480,979
Other revenues                                                            9,530           18,236            1,431
                                                                    -----------      -----------      -----------
  Total revenues                                                      1,171,753        1,235,396          482,410

Cost of travel revenues                                                 976,035        1,038,783          423,056
Cost of other revenues                                                    2,812            2,921               --
Supplier warrant costs                                                       --            1,523            1,523
                                                                    -----------      -----------      -----------
  Total costs of revenues                                               978,847        1,043,227          424,579
                                                                    -----------      -----------      -----------

Gross profit                                                            192,906          192,169           57,831
                                                                    -----------      -----------      -----------

Operating expenses:
  Sales and marketing                                                   115,366          148,133           79,577
  General and administrative (including $909, $8,788 and $1,812
    of option payroll taxes, respectively)                               29,568           60,982           27,609
  Stock based compensation                                               16,508            1,711               --
  Systems and business development                                       41,293           39,192           14,023
  Special charge                                                         (1,218)          34,824               --
  Restructuring charge                                                     (136)          32,006               --
  Severance charge                                                        5,412               --               --
  Warrant costs, net                                                         --            8,595          998,832
  Write-off of WebHouse warrant                                              --          189,000               --
                                                                    -----------      -----------      -----------
    Total operating expenses                                            206,793          514,443        1,120,041
                                                                    -----------      -----------      -----------

Operating loss                                                          (13,887)        (322,274)      (1,062,210)
Other income (expenses):
   Loss on sale of equity investment                                       (946)          (2,558)              --
   Interest income                                                        6,996            9,687            7,501
   Equity in net income of pricelineMortgage                                551               --               --
   Other expense                                                            (17)              --             (381)
                                                                    -----------      -----------      -----------
      Total other income                                                  6,584            7,129            7,120
                                                                    -----------      -----------      -----------

Net loss                                                                 (7,303)        (315,145)      (1,055,090)
Preferred stock dividend                                                 (8,563)         (14,382)              --
Accretion on preferred stock                                                 --               --           (8,354)
                                                                    -----------      -----------      -----------
Net loss applicable to common stockholders                          $   (15,866)     $  (329,527)     $(1,063,444)
                                                                    ===========      ===========      ===========

Net loss applicable to common stockholders per
  basic and diluted common share                                    $     (0.08)     $     (1.97)     $     (7.90)
                                                                    ===========      ===========      ===========

Weighted average number of basic and diluted
  common shares outstanding                                             205,000          166,952          134,622
                                                                    ===========      ===========      ===========

                 See Notes to Consolidated Financial Statements.

                           priceline.com Incorporated
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (In thousands)

                                                                                                       ADDITIONAL
                                                   PREFERRED STOCK             COMMON STOCK             PAID-IN       ACCUMULATED
                                                 SHARES       AMOUNT       SHARES        AMOUNT         CAPITAL         DEFICIT
                                                ----------------------------------------------------------------------------------
Balance, January 1, 1999                         31,126       $ 311         93,225       $   746       $   171,158    $  (116,939)

Conversion of Series A
  convertible preferred stock                   (17,289)       (173)        21,611           173                --             --
Conversion of Series B
  convertible preferred stock                   (13,837)       (138)        17,297           138                --             --
Accretion on preferred stock                         --          --             --            --             8,354         (8,354)
Issuance of common stock                             --          --         11,000            88           208,329             --
Exercise of options and warrants                     --          --         20,734           166             3,233             --
Issuance of warrants to purchase
  common stock                                       --          --             --            --         1,190,634             --
Net loss                                             --          --             --            --                       (1,055,090)
                                                ----------------------------------------------------------------------------------
Balance, December 31, 1999                           --          --        163,867         1,311         1,581,708     (1,180,383)

Net loss applicable to common shareholders           --          --             --            --                --       (329,527)
Unrealized loss on investments                       --          --             --            --                --             --

     Total comprehensive loss                        --          --             --            --                --             --
Exchange of common stock for Series A
  mandatorily redeemable preferred stock             --          --             --            --                --             --
Issuance of common stock under
  deferred compensation plans                        --          --          7,450            60            14,705             --
Amortization of deferred compensation                --          --             --            --                --             --
Exercise of options and warrants                     --          --         10,481            83            13,948             --
Warrants to purchase common stock                    --          --             --            --             8,595             --
Common stock dividends on series A
  mandatorily redeemable preferred stock             --          --             --            --                --        (18,565)
                                                ----------------------------------------------------------------------------------
Balance, December 31, 2000                           --          --        181,798         1,454         1,618,956     (1,528,475)

Net loss applicable to common
  shareholders                                       --          --             --            --                --        (15,866)
Sale of equity investments                           --          --             --            --                --             --
Exchange of preferred stock                          --          --             --            --           279,530             --
Issuance of common stock under
  deferred compensation plans                        --          --            170             1               525             --
Cancellation of common stock under
  deferred compensation plans                        --          --           (500)           (4)             (762)            --
Amortization and acceleration of
  deferred compensation                              --          --             --            --               582             --
Shares reacquired for withholding taxes              --          --         (1,754)          (14)           (8,702)            --
Issuance of preferred stock dividend                 --          --            986             8             8,555             --
Sale of common stock                                 --          --         23,810           191            49,318             --
Exercise of options and warrants                     --          --         24,978           200            67,847             --
                                                ----------------------------------------------------------------------------------

Balance, December 31, 2001                           --       $  --        229,488       $ 1,836       $ 2,015,849    $(1,544,341)
                                                ==================================================================================

                                               ACCUMULATED
                                                  OTHER
                                               OMPREHENSIVE       TREASURY STOCK            DEFERRED
                                                  LOSS        SHARES           AMOUNT     COMPENSATION            TOTAL
                                               --------------------------------------------------------------------------
Balance, January 1, 1999                       $      --           --              --       $        --       $    55,276

Conversion of Series A
  convertible preferred stock                         --           --              --                --                --
Conversion of Series B
  convertible preferred stock                         --           --              --                --                --
Accretion on preferred stock                          --           --              --                --                --
Issuance of common stock                              --           --              --                --           208,417
Exercise of options and warrants                      --           --              --                --             3,399
Issuance of warrants to purchase
  common stock                                        --           --              --                --         1,190,634
Net loss                                              --           --              --                --        (1,055,090)
                                               --------------------------------------------------------------------------

Balance, December 31, 1999                            --           --              --                --           402,636

Net loss applicable to common shareholders            --           --              --                --          (329,527)
Unrealized loss on investments                    (1,156)          --              --                --            (1,156)
                                                                                                              -----------
     Total comprehensive loss                         --           --              --                --          (330,683)
Exchange of common stock for Series A
  mandatorily redeemable preferred stock              --       (6,000)       (359,580)               --          (359,580)
Issuance of common stock under
  deferred compensation plans                         --           --              --           (14,765)               --
Amortization of deferred compensation                 --           --              --             1,712             1,712
Exercise of options and warrants                      --           --              --                --            14,031
Warrants to purchase common stock                     --           --              --                --             8,595
Common stock dividends on series A
  mandatorily redeemable preferred stock              --          550          32,947                --            14,382
                                               --------------------------------------------------------------------------
Balance, December 31, 2000                        (1,156)      (5,450)       (326,633)          (13,053)         (248,907)

Net loss applicable to common
  shareholders                                        --           --              --                --           (15,866)
Sale of equity investments                         1,156           --              --                --             1,156
Exchange of preferred stock                           --           --              --                --           279,530
Issuance of common stock under
  deferred compensation plans                         --           --              --              (526)               --
Cancellation of common stock under
  deferred compensation plans                         --           --              --               766                --
Amortization and acceleration of
  deferred compensation                               --           --              --            12,813            13,395
Shares reacquired for withholding taxes               --           --              --                --            (8,716)
Issuance of preferred stock dividend                  --           --                                               8,563
Sale of common stock                                  --           --              --                --            49,509
Exercise of options and warrants                      --           --              --                --            68,047
                                               --------------------------------------------------------------------------
Balance, December 31, 2001                     $      --       (5,450)      $(326,633)      $        --       $   146,711
                                               ==========================================================================

See Notes to Consolidated Financial Statements.

                           priceline.com INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                         Year ended     Year ended      Year ended
                                                                        December 31,   December 31,    December 31,
                                                                        ------------   ------------    ------------
                                                                            2001           2000            1999
                                                                        ------------   ------------    ------------
OPERATING ACTIVITIES:
Net loss                                                                  $ (7,303)     $(315,145)     $(1,055,090)
Adjustments to reconcile net loss to net cash (used in)
provided by
   operating activities:
   Depreciation and amortization                                            16,578         17,385            5,348
   Provision for uncollectible accounts                                     18,548          7,354            3,127
   Warrant costs                                                                --          8,595        1,189,111
   WebHouse warrant                                                             --        189,000         (189,000)
   Net loss on disposal of fixed assets                                         17         12,398               --
   Net loss on sale of equity investments                                      946          2,558               --
   Impairment of Myprice loan                                                   --          4,886               --
   Equity in net income of pricelinemortgage                                  (551)            --               --
   Non-cash severance                                                        3,076             --               --
   Enhanced withholding on restricted shares                                 3,136             --               --
   Compensation expense arising from deferred stock awards                  13,395          1,711               --
Changes in assets and liabilities:
   Accounts receivable                                                     (19,768)         7,401          (29,617)
   Prepaid expenses and other current assets                                   699          2,076          (17,089)
   Related party receivables                                                    --         (3,484)              --
  Accounts payable and accrued expenses                                     (1,501)        45,155           28,470
  Other                                                                        824          1,276           (3,331)
                                                                          --------      ---------      -----------
Net cash (used in) provided by operating activities                         28,096        (18,834)         (68,071)
                                                                          --------      ---------      -----------

INVESTING ACTIVITIES:
   Additions to property and equipment                                      (9,415)       (37,320)         (27,416)
   Proceeds from sales of fixed assets                                         170             --               --
   Purchase of convertible notes and warrants of licensees, primarily
     related parties                                                            --        (25,676)          (2,000)
   Proceeds from sales/maturities of investments                               770         31,101               --
   Funding of restricted cash and bank certificate of deposit                2,646         (5,661)          (3,743)
   Investment in priceline.com europe Ltd.                                 (14,248)            --               --
   Cash acquired from acquisition of priceline europe Ltd.                   2,779             --               --
   Investment in short-term investments/marketable securities              (38,878)        (5,000)         (38,771)
                                                                          --------      ---------      -----------
   Net cash used in investing activities                                   (56,176)       (42,556)         (71,930)
                                                                          --------      ---------      -----------

FINANCING ACTIVITIES:
   Payment of long-term debt                                                    --             --           (1,000)
   Principal payments under capital lease obligations                           --             --              (25)
   Shares reacquired for withholding taxes                                  (8,716)            --               --
   Proceeds from sale of common stock, net                                  49,459             --          208,417
   Proceeds from exercise of stock options and warrants                     10,256         14,031            3,399
                                                                          --------      ---------      -----------
   Net cash provided by financing activities                                50,999         14,031          210,791
                                                                          --------      ---------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        22,919        (47,359)          70,790

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              77,024        124,383           53,593
                                                                          --------      ---------      -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $ 99,943      $  77,024      $   124,383
                                                                          ========      =========      ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for interest                               $     --      $       4      $        37
                                                                          ========      =========      ===========
   Acquisition of priceline.com europe Ltd. - net liabilities assumed     $  7,896      $      --      $        --
                                                                          ========      =========      ===========

                 See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS DESCRIPTION

      Priceline.com Incorporated ("priceline.com", or the "Company") has pioneered a unique e-commerce pricing system known as a "demand collection system" that enables consumers to use the Internet to save money on products and services while enabling sellers to generate incremental revenue. Using a simple and compelling consumer proposition - Name Your Own Price(SM)- priceline.com collects consumer demand, in the form of individual customer offers, for a particular product or service at a price set by the customer. The Company then accesses a proprietary database of inventory available to the Company for purchase and, based upon the customer's offer price, then elects whether or not to accept that customer offer.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION - The consolidated financial statements include the accounts of the Company and its majority owned subsidiary, priceline Europe Holdings N.V. All significant intercompany accounts and transactions have been eliminated. Investments in affiliates in which the Company does not have control, but has the ability to exercise significant influence (generally 20-50% ownership), are accounted for by the equity method. Certain reclassifications have been made to prior years financial statements to conform to current year presentation. These reclassifications had no impact on previously reported net income or stockholders' equity.

      USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company's financial instruments, including cash and cash equivalents, accounts receivable-net and accounts payable, are carried at cost which approximates their fair value because of the short-term maturity of these financial instruments.

      CASH AND CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS - The Company invests excess cash primarily in money market accounts, certificates of deposits, and short-term commercial paper. All highly liquid instruments with an original maturity of three months or less are considered cash equivalents. Investments in equity securities were classified as available for sale and were recorded at fair value with any unrealized holding gains or losses, net of tax, included as a component of other comprehensive income during 2000.

      RESTRICTED CASH - Restricted cash collateralizes letters of credit issued in favor of certain suppliers and landlords. The letters of credit expire between March through December of 2002 and are generally subject to automatic renewal upon expiration of the letter of credit. Also included in restricted cash are amounts held by our credit card processor company.

      PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation and amortization of property and equipment is computed on a straight-line basis, over the estimated useful lives of the assets or, when applicable, the life of the lease, whichever is shorter.

      GOODWILL - In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that identifiable intangible assets other than goodwill be amortized over their useful lives. We will adopt SFAS No. 142 in 2002. We are required to complete the initial step of a transitional impairment test within six months of adoption of SFAS No. 142 and to complete the final step of the transitional impairment test by December 31, 2002. Any impairment loss resulting from the transitional impairment test would be recorded as a cumulative effect of a change in accounting principle. Subsequent impairment losses, if any, will be reflected in operating income or loss. We do not believe that a material adjustment will be necessary upon adoption of SFAS No. 142. See Note 7 to Consolidated Financial Statements.

      IMPAIRMENT OF LONG-LIVED ASSETS - The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition exceeds its carrying amount. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value.

      SOFTWARE CAPITALIZATION - Certain direct development costs associated with internal-use software are capitalized including external direct costs of material and services and payroll costs for employees devoting time to the software projects. These costs are included in software and are amortized over a period not to exceed three years beginning when the asset is substantially ready for use. Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred.

      REVENUES AND COST OF REVENUES - Revenues and related costs are primarily recognized, if and when, the Company accepts and fulfills the customer's offer. The Company provides refunds and makes certain customer accommodations to satisfy disputes and complaints. The Company accrues for such estimated losses and classifies the resulting expense as an addition to the allowance for doubtful accounts. Transaction revenue primarily represents the selling price of airline tickets, hotel rooms, rental cars and long distance phone service. For these transactions, the Company, among other things, establishes the price it will accept, has total discretion in supplier selection, purchases and takes title and is the merchant of record. The Company records as revenue the amount received from the customer, net of taxes. The amount that the Company pays the respective airline, hotel, rental car company or long distance provider is recorded as a cost of revenue.

      Fixed fee or commission revenues primarily represent revenues derived from home financing, cruises, wireless service, travel insurance and automobile sales. For those transactions, where the Company receives either a percentage of the transaction or a fixed fee, revenues are recorded net.

      The Company also generates revenues from a customer processing fee for airline, hotel and rental car services, and ancillary reservation booking fees from the Worldspan reservation system for booking of airline flight segments and hotel reservations through the Worldspan system and, prior to 2001, adaptive marketing fees. Paul Blackney, Chief Executive Officer of Worldspan, serves on the Company's Board of Directors and is a member of the Company's Audit Committee.

      SALES AND MARKETING - Sales and marketing expenses are comprised primarily of costs of off-line (television, radio and newspaper) and online (online and e-mail) advertising, credit card processing fees, provisions for customer accommodations and charge-backs, costs of the third-party call centers, and compensation for the Company's sales and marketing personnel. All sales and marketing costs are expensed as incurred.

      SYSTEMS AND BUSINESS DEVELOPMENT - Systems and business development expenses are comprised primarily of compensation to the Company's information systems and product development staff and payments to outside contractors, data communications and other expenses associated with operating the

Company's website, depreciation and amortization on computer hardware and licensing fees for computer software. Such costs are expensed as incurred.

      EQUITY-BASED COMPENSATION - The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of priceline.com's stock and the exercise price of the option.

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

      INCOME TAXES - The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the temporary difference between the financial statement and tax basis of assets and liabilities using presently enacted tax rates in effect. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

      NET LOSS PER SHARE - The Company computes basic and diluted earnings per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Since the Company incurred losses for all periods presented, the inclusion of stock options and warrants in the calculation of weighted average common shares is anti-dilutive; and therefore there is no difference between basic and diluted earnings per share.

      SEGMENT REPORTING - The Company operates and manages its business as a single segment. The only significant discrete financial information, Revenues, Cost of Revenues and Gross Profit by Travel Services and Other are disclosed in the statement of operations. Approximately 10% of our assets, including goodwill, are located in the United Kingdom, with the remainder located in the United States.

      FOREIGN CURRENCY TRANSLATION - For priceline.com europe Ltd., the local foreign currency is the functional currency. Assets and liabilities are translated into U.S. dollars at the rate of exchange existing at year-end. Translation gains and losses will be included as a component of stockholders' equity. Income statement amounts will be translated at the average monthly exchange rates. Transaction gains and losses are included in the statement of operations and were not material.

RECENT ACCOUNTING PRONOUNCEMENTS

      In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which supersedes both Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of (SFAS 121) and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 retains the fundamental provisions in SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. SFAS 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS 121, an impairment assessment under SFAS 144 will not result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, Goodwill and Other Intangible Assets.

      The Company is required to adopt SFAS 144 no later than its first fiscal year beginning after December 15, 2001. Management does not expect the adoption of SFAS 144 for long-lived assets held for use to have a material impact on the Company's consolidated financial position or results of operations because the impairment assessment under SFAS 144 is largely unchanged from SFAS 121. The provisions of this statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities and therefore, will depend on future actions, if any, initiated by management. As a result, management cannot determine the potential effects that adoption of SFAS 144 will have on the Company's consolidated financial position or results of operations with respect to future disposal decisions.

3.    RESTRUCTURING, SPECIAL AND SEVERANCE CHARGES

      In the second quarter of 2001, the Company's Board of Directors announced that Richard S. Braddock had been reappointed as Chief Executive Officer. Mr. Braddock replaced Daniel H. Schulman, the Company's prior President and Chief Executive Officer. In connection with Mr. Schulman's separation from the Company, the Company recorded a severance charge of $5.4 million in the second quarter of 2001. This severance charge resulted from the forgiveness of outstanding loans to Mr. Schulman and the payment of severance, all of which was required by the terms of Mr. Schulman's employment agreement. The Company also accelerated, pursuant to the terms of Mr. Schulman's employment agreement, the vesting of 2,000,000 shares of restricted common stock and 1,000,000 shares underlying stock options granted to Mr. Schulman, resulting in a charge of approximately $770,000. The balance due to Mr. Schulman ($345,000) is expected to be paid by the end of the second quarter 2002.

      In the first quarter of 2001, the Company recorded a restructuring charge of approximately $1.4 million. This restructuring charge related primarily to the Company's reduction of its workforce by approximately 25 full-time employees in February 2001. The charge relates primarily to severance payments and the entire amount of the charge was disbursed in 2001.

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

      The components of the restructuring charge are as follows (in thousands):

                                                                                                         Expected to be Paid in

                                                                                                                           2004
                      Charged  Non-cash   Paid in   Balance  Charged    Paid                   Balance                      and
                      in 2000   Charges     2000   12/31/00  in 2001   in 2001   Adjustments  12/31/01   2002     2003   thereafter
                      -------  --------   -------   -------   ------   -------   -----------  --------  ------   ------  ----------
Employee
termination costs     $ 3,807   $    --   $ 1,167   $ 2,640   $1,400   $ 3,358     $  (311)    $  371   $  371   $   --    $   --

Real estate costs       9,603        --       317     9,286       --     3,155      (1,036)     5,095    2,257    1,359     1,479

Asset impairments      17,474    15,709       809       956       --       835        (114)         7        7       --        --

Other                   1,122        --       534       588       --       320         (75)       193      193       --        --
                      -------   -------   -------   -------   ------   -------     -------     ------   ------   ------    ------

                      $32,006   $15,709   $ 2,827   $13,470   $1,400   $ 7,668     $(1,536)    $5,666   $2,828   $1,359    $1,479
                      =======   =======   =======   =======   ======   =======     =======     ======   ======   ======    ======

      As a result of the fourth quarter 2000 restructuring, the Company's work force was reduced by approximately 125 full-time employees. The employee termination costs primarily represent severance. The real estate costs primarily represent the estimated net lease expense related to space the Company decided it no longer needed and which it decided it would not utilize in the future along with certain required refurbishments to that space. As part of the restructuring, the Company chose to abandon its plan to open a new network operations center in that leased space. Some of these leases run through 2011. This decision accounted for a significant portion of the real estate costs and a portion of the asset impairment, as previously capitalized costs were expensed. Asset impairments are comprised of computer hardware and software costs related to the Company's plans not to pursue certain potential product offerings and activities, as well as abandoned equipment and software projects ($11.0 million). Asset impairments also include costs related to the abandonment of plans to participate in the establishment of a licensee in Japan ($3.1 million) and other potential product offerings and intellectual property no longer to be pursued in accordance with the Company's restructuring plan ($1.9 million). Certain asset costs that were expensed have yet to be paid. Other restructuring charges include professional and other fees and costs incurred in 2000 associated with the restructuring activities.

      The components of the special charge follow (in thousands):

                      Charged   Non-cash  Paid in    Balance  Paid in                Balance    Expected to be Paid in
                      in 2000   Charges     2000    12/31/00    2001    Adjustments  12/31/01             2002
                      -------   --------  -------   --------  -------   -----------  --------            ------
Employee costs        $14,482   $ 8,036   $   142   $ 6,304   $ 6,297     $    --     $    7             $    7

Asset impairments      17,107    13,583     1,915     1,609        25      (1,218)       366                366

Other                   3,235        --        55     3,180     1,079          --      2,101              2,101
                      -------   -------   -------   -------   -------     -------     ------             ------

                      $34,824   $21,619   $ 2,112   $11,093   $ 7,401     $(1,218)    $2,474             $2,474
                      =======   =======   =======   =======   =======     =======     ======             ======

      Employee costs primarily represent costs associated with retention programs and the acceleration of employee loan forgiveness of $8.0 million. During the fourth quarter 2000, the Company incurred $5.7 million of expense related to retention bonuses paid to employees as part of its 2000 turnaround plan.

      Asset impairments consist primarily of the write-down to estimated net realizable value of receivables or loans (either loans to independent licensees or receivables that represented reimbursable expenses that were incurred on the licensee's behalf as part of the contractual arrangement) from independent licensees that ceased or significantly restructured their operations during the fourth quarter 2000, including approximately $7.8 million related to Myprice, the Australian based company launched in early 2000 to introduce the Company's buyer-driven commerce platform to Australia and New Zealand, $1.7 million related to WebHouse Club and $1.1 million related to Perfect Yardsale. Asset write-downs also include a charge of $6.3 million of the estimated unrecoverable reimbursable expenses due to the Company from Walker Digital in connection with Walker Digital's contractual obligations to fund certain patent and intellectual property litigation costs. Other includes estimated amounts accrued for the litigation related to shareholder lawsuit costs or potential settlements and amounts accrued for other claims.

      During 2001, the Company decreased the liability for the restructuring charge by approximately $1.5 million and the liability for the special charge by approximately $1.2 million. These reductions, recorded in 2001, resulted from the favorable resolution in 2001 of certain matters, primarily the collection of certain receivables and the settlement of real estate commitments, and were reflected as an adjustment to the appropriate income statement category originally charged.

4.    SHORT-TERM INVESTMENTS

      Short-term investments at December 31, 2001 and 2000 include the following (in thousands):

                                                         2001              2000
                                                        ------------------------
US Government Agency Securities                         $ 30,819              --
Discounted commercial paper                               14,949          10,391
Certificates of Deposit                                    3,501              --
Lending Tree, Inc.                                            --             561
                                                        ------------------------
                                                        $ 49,269         $10,952
                                                        ========================

      As of December 31, 2000, the Company held a $561,000 equity investment in Lending Tree, Inc., an internet-based home financing service provider. As of December 31, 2000, the Lending Tree Investment had been classified as a short-term investment due to management's intent to sell the Lending Tree stock in 2001. During the first quarter 2001, the Company sold its remaining shares of Lending Tree stock and recorded a loss of $946,000.

5.    ACCOUNTS RECEIVABLE

      A summary of the activity in the allowance for uncollectible accounts for the years ended December 31, 2001 and 2000 is as follows (in thousands):

                                                          2001             2000
                                                        ------------------------
Balance, beginning of year                              $ 2,372          $ 1,961
Provision charged to expense                             18,548            7,354
Charge-offs                                             (16,750)          (6,943)
                                                        ------------------------
Balance, end of year                                    $ 4,170          $ 2,372
                                                        ========================

6.    PROPERTY AND EQUIPMENT

      Property and equipment at December 31, 2001 and 2000 consists of the following (in thousands):

                                                        Estimated
                                                      Useful Lives
                                                         (years)           2001           2000
                                                      ------------------------------------------
Computer equipment and software                             3            $ 57,265       $ 46,647
Office equipment, furniture & fixtures and
  leasehold improvements                                  3 to 7            8,335          5,523
                                                                         -----------------------
Total                                                                      65,600         52,170
Less accumulated depreciation and
  amortization                                                            (33,334)       (15,087)
                                                                         -----------------------
Property and equipment, net                                              $ 32,266       $ 37,083
                                                                         =======================

      Fixed asset depreciation and amortization expense was approximately $16.3 million, $15.8 million and $5.3 million for the years ended December 31, 2001, 2000 and 1999.

7.    ACQUISITIONS

      On December 21, 2001, the Company completed the acquisition of approximately 62% of the issued and outstanding shares of priceline.com Europe Holdings, N.V., the parent company of priceline.com europe Ltd. for approximately $24 million, including transaction costs, which was accounted for as a purchase. Priceline.com europe Ltd. holds the license to the Company's business model in Europe. Prior to the acquisition of priceline.com europe Ltd., General Atlantic Partners, LLC and its affiliated entities ("GAP") owned approximately 86%. William Ford, a principal of GAP, is a member of the Company's Board of Directors and chairman of the Company's audit committee. At the time of the acquisition, GAP owned approximately 5.9 million shares of priceline.com Incorporated common stock according to documents publicly filed with the Securities and Exchange Commission. During 2001 and 2000, the Company charged priceline.com europe Ltd. $1.15 million and $450,000, respectively, in licensing fees and $4.7 million and $1.8 million, respectively, for reimbursable expenses, all in accordance with the Company's agreements with priceline.com europe Ltd. The results of priceline.com europe Ltd. for the period from the acquisition date to December 31, 2001 are immaterial to revenues and operating loss for both the quarter and year ended December 31, 2001, respectively.

      The excess of the cost of the acquisition over the fair value of the net assets acquired (approximately $23.6 million) was recorded as goodwill. The assets and liabilities (net liabilities assumed approximated $7.9 million) were recorded at their estimated fair values as of the acquisition date. Amounts and allocations of costs recorded may require adjustment based upon information coming to the Company's attention that is not currently available. The Company expects in the near term that priceline.com europe Ltd. will incur operating losses and since the other stockholders of priceline.europe Ltd. have no commitment to provide financing, the Company will recognize the entire loss in its consolidated financial statements subsequent to the acquisition.

      On January 31, 2002, the Company invested an additional $10 million in priceline.com Europe Holdings, N.V., the parent company of priceline.com europe Ltd., which increased the Company's equity interest in priceline.com europe Ltd. to approximately 74.6% of the issued and outstanding shares.

      The following unaudited pro forma information reflects the Company's actual results adjusted to include priceline.com europe Ltd. as though its acquisition had occurred on January 1, 2000 (in thousands):

                                                     2001          2000
                                                     ----          ----
      Revenues .............................     $1,184,677     $1,235,072

      Operating loss .......................         62,031        343,864

      Net loss .............................         65,984        350,745

      Net loss applicable to common
      stockholders per basic and diluted
      common share .........................     $     0.32     $     2.10

8.    OTHER ASSETS AND WARRANTS TO PURCHASE COMMON STOCK OF LICENSEES

      Other assets at December 31, 2001 and 2000 consists of the following (in thousands):

                                                                      2001       2000
                                                                      ----       ----
Convertible loans and other advances-Hutchison Priceline Limited    $11,110    $11,110
Convertible loans - MyPrice                                           1,840      1,840
Investment in pricelinemortgage/convertible loan                      5,124      4,616
priceline.com europe Ltd. Warrant                                        --      3,250
Other                                                                 2,882      2,453
                                                                    -------    -------
                                                                    $20,956    $23,269
                                                                    =======    =======

      Convertible loans and other advances-Hutchison Priceline Limited represents a convertible note from the Company's Asian licensee, Hutchison Priceline Limited. Included in the prepaid expenses and other current assets balance is a receivable from the Company's Asian license in the amount of $856,000. During 2001 and 2000, the Company charged Hutchison Priceline Limited $500,000 and $250,000, respectively, in licensing fees, and $513,000 and $333,000, respectively, for reimbursable expenses, in accordance with the Company's agreements with Hutchison Priceline Limited. Convertible loans-Myprice represents the estimated net realizable value of the amounts due to the Company from its Australian licensee. Pricelinemortgage represents the Company's 49% equity investment in pricelinemortgage. In September 2001, the Company converted a debt instrument into a 49% equity interest in pricelinemortgage and, accordingly, has recognized its pro rata share of pricelinemortgage's net income. At December 31, 2001, the investment in pricelinemortgage consists of the Company's original investment of $4.6 million and the Company's share of pricelinemortgage's earnings ($551,000).

      In 2000, the warrants to purchase shares of priceline.com europe Ltd. were carried at cost ($3.2 million), which the Company believes approximated the fair value.

      During 1999, the Company received warrants to purchase shares of its licensee, Priceline WebHouse Club, Inc. in exchange for services rendered. The warrants were non-forfeitable, fully vested upon grant, excercisable in 2004 or earlier upon the occurrence of certain events, and did not require the performance of any additional services by the Company. Upon receipt of the warrant, the Company recognized approximately $189 million of income representing the estimated fair value of the warrants, based on an independent valuation. During the fourth quarter of 2000, when WebHouse ceased operations, the Company recorded a non-cash loss of approximately $189 million to write off the full carrying value of these warrants.

      Other revenues and reimbursable expenses from WebHouse Club were approximately $1.3 million and $9.7 million, respectively, in 2000 and ceased during the fourth quarter 2000 with the shutdown of the WebHouse Club business.

9.    STOCKHOLDERS' EQUITY

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

      As part of an employee retention program, the Company issued 7.5 million shares of restricted Common Stock and recorded a charge of approximately $1.7 million during the fourth quarter of 2000. This non-cash charge was included in General and Administrative expense on the Statement of Operations. The accrual for the shares issued was recorded at the market value on the date of grant with a corresponding reduction to Stockholders' Equity (Deferred Compensation).

      During the first quarter of 2001, the Company issued 120,000 shares of restricted Common Stock to employees. The accrual for the shares issued was recorded at the market value on the date of grant ($2.2187) and the related compensation expense was amortized over the vesting period. During the second quarter 2001, the Company issued 50,000 shares of restricted stock to employees. The accrual for the shares issued was recorded at the market value on the date of grant ($5.19) and the related compensation expense was amortized over the vesting period.

      During the fourth quarter of 2001, the Company's Board of Directors accelerated the vesting of all outstanding unvested shares of the restricted Common Stock based on the anticipated achievement of earnings performance targets established at the time of grant, resulting in a charge of approximately $3.3 million.

      During the first quarter 2001, the Company sold approximately 23.8 million shares of its Common Stock to Hutchison Whampoa Limited and Cheung Kong (Holdings) Limited in a private placement. The net proceeds were approximately $49.5 million. Hutchison Whampoa Limited also received a seat on the Company's Board of Directors. Subsequently, Hutchison Whampoa Limited acquired two additional seats on the Company's Board of Directors. At the same time, Hutchison purchased $9.5 million worth of Hutchison-Priceline Limited convertible notes. In June 2000, the Company entered into definitive agreements with subsidiaries of Hutchison Whampoa Limited to introduce the Company's services to several Asian markets. Under the terms of the agreements, the Company licenses its business model and provides expertise in technology, marketing and operations.

      During 2001, the Company repurchased shares of its common stock at fair market value from employees upon their option exercise or share vesting, to meet such employees' minimum tax statutory withholding. For certain employees in the fourth quarter 2001, in connection with the accelerated vesting of restricted Common Stock described above, the Company repurchased shares in excess of such employees' minimum statutory tax withholding and recorded a charge of approximately $3.1 million. Shares repurchased by the Company have been retired.

10.   REDEEMABLE PREFERRED STOCK

      In February 2000, the Board of Directors authorized an amendment to the Company's certificate of incorporation to allow the Company to issue a new series of preferred stock designated as Series A Convertible Redeemable PIK Preferred Stock ("Series A Preferred Stock"). The total number of Series A Preferred Stock that the Company is authorized to issue is 6 million shares, par value $.01 per share.

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

      In February 2001, the Board of Directors authorized an amendment to the Company's certificate of incorporation to allow the Company to issue a new series of preferred stock designated as Series B Redeemable Preferred Stock ("Series B Preferred Stock"). The total number of Series B Preferred Stock that the Company is authorized to issue is 80,000 shares, par value $.01 per share.

      The Series B Preferred Stock has special preferences. Specifically, the Series B Preferred Stock has a liquidation preference of $1,000 per share plus an amount equal to any dividends accrued or accumulated but not paid. The Series B Preferred Stock accrues dividends payable in shares of the Company's Common Stock at a rate of 11% per annum commencing February 6, 2001. Dividends on the Series B Preferred Stock are payable semi-annually on February 6 and August 6 of each year starting August 6, 2001.

      The Series B Preferred Stock may be redeemed at the option of the Company or the holder, in whole or in part, at any time upon a change of control of the Company at $1,000 per share in cash, plus accrued but unpaid dividends and dividends that would have accrued through February 6, 2007. The Series B Preferred Stock is subject to mandatory redemption on February 6, 2007. The Series B Preferred Stock is not convertible into shares of the Company's Common Stock or any other security of the Company. Holders of the Series B Preferred Stock are not entitled to vote on any matter, except in certain limited circumstances and as specifically required under Delaware General Corporate Law. Holders of Series B Preferred Stock are entitled to specified cash payments in the event of certain business combination transactions involving the Company.

11.   DELTA AIR LINES

      In November 1999, the Company amended the warrant held by Delta Air Lines, Inc. ("Delta") to provide Delta with a cashless exercise right. Upon the exercise of the warrant, Delta acquired a total of 16,525,834 shares of Common Stock of priceline.com. In conjunction with that transaction, Delta sold 2,085,767 shares of Priceline.com Common Stock to priceline.com's founder and Vice Chairman Jay S. Walker for an aggregate purchase price of $125 million. The Company further gave Delta the right to exchange six million shares of priceline.com Common Stock for six million shares of newly issued convertible preferred stock that may be converted into priceline.com stock on a one-for-one basis.

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

      During the fourth quarter of 2000, the Company reached an agreement with Delta to further amend the terms of previously issued warrants. As part of this agreement, the strike price of the warrants was reduced to $4.72 per share and the number of warrants was reduced by approximately 825,000 warrants to approximately 4.7 million. The Company recorded a $8.6 million charge related to this transaction determined by using an option pricing model.

      During the first quarter 2001, Delta and the Company agreed to restructure Delta's investment in the Company. Delta exchanged 6,000,000 shares of Series A Convertible Redeemable PIK Preferred Stock for 80,000 shares of a newly created Series B Redeemable Preferred Stock ("Series B Preferred Stock") and warrants (the "Warrants") to purchase approximately 27 million shares of the Company's common stock at an exercise price of $2.97 per share.

      Pursuant to the terms of the certificate of designations relating to the Series B Preferred Stock, the Series B Preferred Stock bears a dividend that is payable through the issuance of approximately 3.0 million shares of the Company's common stock each year, subject to adjustment as provided for in the certificate of designations. The Series B Preferred Stock has a liquidation preference of $1,000 per share and is subject to mandatory redemption on February 6, 2007 or is subject to redemption at the option of Delta or the Company prior to February 6, 2007. In the event the Company consummates any of certain business combination transactions, the Series B Preferred Stock may be redeemed at the option of the Company or Delta at the liquidation preference per outstanding share plus all dividends accrued but not paid on the shares. In such an event, Delta would also be entitled to receive an amount equal to the sum of the dividend payments that would have accrued or cumulated on the shares to be redeemed through the remaining scheduled dividend payment dates and, in the event that any of the business combination transactions occurs before November 16, 2002, a premium payment of $625 per share.

      The Warrants provide that at any time the closing sales price of the Company's Common Stock has exceeded $8.90625 (subject to adjustment) for 20 consecutive trading days, the Warrants will automatically be exercised. The exercise price of the Warrant is paid by surrendering .00296875 shares of Series B Preferred Stock for each share of Common Stock purchased. As of December 31, 2001, there were 8,537,199 Warrants outstanding.

      During 2001, Delta exercised Warrants to purchase approximately 18.4 million shares of the Company's common stock and on January 29, 2002, Delta exercised Warrants to purchase 4 million shares of the Company's common stock. As a result, there are 13,469 shares of Series B Preferred Stock outstanding with an aggregate liquidation preference of approximately $13.5 million and the Company's future semi-annual dividend has been reduced to 242,000 shares of Common Stock. In accordance with the terms of the Series B Preferred Stock, the Company delivered 986,491 shares of the Company's common stock to Delta on August 6, 2001 and 454,308 shares of Common Stock on February 6, 2002, as dividend payments and, as a result, the Company recorded a non-cash dividend of $8.6 million in the third quarter of 2001 and will record a non-cash dividend of approximately $1.9 million in the first quarter of 2002.

12.   OTHER WARRANTS TO PURCHASE COMMON STOCK

      On January 29, 1999, priceline.com issued warrants to an airline to purchase 1.25 million shares of Common Stock at an exercise price of $6.40 per share. The warrants became exercisable as follows, 50% on January 29, 2000 and 50% on January 29, 2001. The agreement required the airline to make available to priceline.com airline ticket inventory on certain specified terms and conditions for two years. The fair value of the warrant of $3.1 million at the grant date was capitalized and amortized over the two year period during which services were provided to the Company.

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

      In November 1999, the Company amended the Continental warrant to allow the exercise price to fall within the range of the warrants issued to other airlines discussed below. The amended warrant granted Continental the right to purchase a total of 1,000,000 shares of priceline.com Common Stock at an exercise price of $59.93. Priceline.com recorded a charge of approximately $3.5 million during the fourth quarter of 1999 as a result of the warrant amendment determined by using an option pricing model.

      In November 1999, the Company entered into separate Participation Warrant Agreements with each of eight major domestic airlines relating to their inclusion in the Company's leisure airline ticket service. Under the Participation Warrant Agreements, the airlines were granted warrants to purchase a total of 20 million shares of priceline.com Common Stock at exercise prices ranging from $52.625 to $59.933 per share. All warrants were fully vested on the date of grant, but generally are not exercisable until November 2005, subject to acceleration under certain circumstances. Priceline.com incurred additional warrant costs of approximately $1.5 billion during the fourth quarter of 1999 as a result of the issuance of these warrants.

13.   STOCK OPTION PLANS

      Priceline.com Incorporated has adopted the 1997 Omnibus Plan (the "1997 Plan"), the 1999 Omnibus Plan (the "1999 Plan") and the 2000 Employee Stock Option Plan (the "2000 Plan"), each of which provides for grants of options as incentives and rewards to encourage employees, officers, consultants and directors in the long-term success of priceline.com Incorporated. The 1997 Plan, 1999 Plan and 2000 Plan provide for grants of options to purchase up to 23,875,000, 35,375,000 and 6,000,000 shares of priceline.com common stock, respectively, at a purchase price equal to the fair market value on the date of grant.

      In February 2000, in connection with the hiring of Heidi G. Miller, priceline.com Incorporated's former Chief Financial Officer, priceline.com Incorporated adopted a stock option plan that authorized the issuance of options to purchase 2,500,000 million shares of priceline.com Incorporated common stock. In November 2000, in connection with the hiring of Robert Mylod, pricline.com Incorporated's current Chief Financial Officer, priceline.com Incorporated adopted a stock option and restricted stock plan that authorized the issuance of 1,200,000 shares of common stock.

      As part of the employee retention program an aggregate of 8.45 million options to purchase Common Stock were returned to the Company by certain of its officers in the fourth quarter 2000. Additionally, as part of the employee retention program during the fourth quarter of 2000, the Company issued approximately 9.8 million options to purchase shares of Common Stock at the then fair market value of $2.53 per share.

      The following summarizes the transactions pursuant to the Plans:

                                                                                Weighted
                                                                                 Average         Option Price
                                                              Shares           Option Price          Range
                                                        -------------------------------------------------------
Balance at January 1, 1999                                  22,444,220       $        0.94           $0.80-3.20
Granted                                                      6,481,833               55.99        $3.20-$139.25
Exercised                                                   (1,614,697)               1.02          $0.80-$8.00
Forfeited                                                     (286,616)              20.74        $0.80-$139.25
                                                        -------------------------------------------------------
Balance at December 31, 1999                                27,024,740               13.93        $0.80-$139.25
Granted                                                     30,964,852               28.64         $1.53-$95.94
Exercised                                                   (9,633,262)              (1.46)        $0.80-$67.63
Forfeited                                                   (5,451,326)              42.74        $0.80-$139.25
Cancelled                                                   (8,450,000)              52.85        $25.63-$76.88
                                                        -------------------------------------------------------
Balance at December 31, 2000                                34,455,004               16.42        $0.80-$139.25
Granted                                                     11,154,744                4.83        $2.1562-10.00
Exercised                                                   (6,567,834)               1.57           $0.80-8.00
Forfeited                                                   (4,135,195)              24.57         $0.80-131.75
                                                        -------------------------------------------------------
Balance at December 31, 2001                                34,906,719       $       14.43          0.80-139.25
                                                        =======================================================

                                                                  2001                2000                 1999
Exerciseable at December 31:                                21,591,328          14,346,038           16,708,585
                                                        =======================================================
Available for grant at December 31:                          9,107,488           4,922,037            4,610,563
                                                        =======================================================
Weighted average fair value options granted
  during the year ended December 31:                              3.42               21.28                52.45
                                                        =======================================================

Weighted-average assumptions used in
determining fair value of options grants:                                 Grant year
                                                                  2001                2000                 1999
Dividend yield                                                      0%                  0%                   0%
Expected volatility                                               127%                141%                 107%
Risk-free interest rates                                          4.0%                6.1%                 5.9%
Expected lives                                                 3 years             3 years              3 years

      The fair value of options granted during the year was determined on the date of grant using the Black-Scholes option pricing model.

      The following table summarizes information about stock options outstanding at December 31, 2001:

                                     OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                       -------------------------------------------     ----------------------------
                          Number           Weighted       Weighted        Number           Weighted
  Range of             Outstanding         Average        Average      Exercisable         Average
  Exercise                as of           Remaining       Exercise        as of            Exercise
   Prices               12/31/2001           Life          Price        12/31/2001          Price
------------------------------------------------------------------     ----------------------------
$ .80- $ .93            6,501,104            6.6           $ 0.81        6,501,104         $ 0.81
 1,53-  2.75            8,412,716            8.8             2.44        5,274,211           2.44
 3.20- 13.00           10,220,253            7.8             5.46        3,995,861           5.60
20.44-139.25            9,772,646            6.3            43.18        5,820,152          47.94
                       ------------------------------------------       ----------         ------
  .80-139.25           34,906,719            7.4            14.43       21,591,328          14.80
                       ==========                                       ==========

      Had compensation costs been determined based upon the fair value at grant date, the Company's pro forma net loss and pro forma net loss per share for the years ended December 31, 2001, 2000 and 1999 would have been reported as follows (in thousands, except per share amounts):

2001                                                                   Reported     Pro Forma
----------------------------------------------------------------------------------------------
Net loss                                                              $    7,303    $  146,336
Net loss applicable to common shareholders                                15,866       154,899
Basic and diluted loss per common share                               $     0.08    $     0.76

2000                                                                   Reported     Pro Forma
----------------------------------------------------------------------------------------------
Net loss                                                              $  315,146    $  392,542
Net loss applicable to common shareholders                               329,528       406,924
Basic and diluted loss per common share                               $     1.97    $     2.44

1999                                                                   Reported     Pro Forma
----------------------------------------------------------------------------------------------
Net loss                                                              $1,055,090    $1,295,758
Net loss applicable to common shareholders                             1,063,444     1,304,112
Basic and diluted loss per common share                               $     7.90    $     9.69

      The fair value of options granted during 2001 was determined on the date of grant using the Black-Scholes method.

14.   TAXES

      Income Taxes - The Company, since converting from a limited liability company to a corporation in July, 1998, has incurred net operating losses for financial accounting purposes of approximately $1.5 billion, and accordingly, no provision for income taxes is reflected in the accompanying statements of operations.

      The tax effects of temporary differences that give rise to significant portions of deferred tax assets at December 31, 2001 and 2000 are as follows (in thousands):

                                                     2001               2000
                                                 ------------------------------
Warrant costs                                    $       607        $       627
Net operating loss carryforwards                   1,214,614          1,206,385
Capital loss carryforward                             76,761             78,874
Restructuring costs                                    5,332              9,463
Start-up costs                                           908              1,630
Other                                                    730               (389)
Less valuation allowance                          (1,298,952)        (1,296,590)
                                                 ------------------------------
Deferred tax asset, net                          $        --        $        --
                                                 ==============================

      A valuation allowance for the full amount of the net deferred tax asset was recorded at December 31, 2001 and 2000 and represents the portion of tax operating loss carryforwards and other items for which it is more likely than not that the benefit of such items will not be realized. Such valuation allowance increased by approximately $2 million and $349 million for the years ended December 31, 2001 and December 31, 2000.

      At December 31, 2001, the Company had approximately $3 billion of net operating loss carryforwards for income tax purposes expiring from December 31, 2018 to December 31, 2021, which are subject to limitation on future utilization under Section 382 of the Internal Revenue Code of 1986. Section 382 imposes limitations on the availability of a company's net operating losses after a more than 50 percentage point ownership change occurs. As a result of the completion of a detailed and complex study in 2001 (the "NOL Study"), it was determined that such an ownership change occurred in 2000. The amount of the Company's net operating losses incurred prior to the ownership change is limited (the "Loss Limitation") based on the value of the Company on the date of the ownership change. It is estimated that the effect of Section 382 will reduce the amount of net operating loss which is available to offset future taxable income to approximately $61 million annually. The estimate of the annual Loss Limitation is based upon certain conclusions in the NOL Study pertaining to the date of the ownership change and the value of the Company on the date of the ownership change. The overall determination of the Loss Limitation and the conclusions contained in the NOL Study are subject to interpretation, and therefore, the annual Loss Limitation could be subject to change.

      At December 31, 2001, the Company had approximately $193 million of capital loss carryforwards, which expire from December 31, 2005 to December 31, 2006. At December 31, 2001, the Company also had approximately $1.4 million of research credit carryforwards. Such credit carryforwards expire from December 31, 2019 to December 31, 2020. These capital loss and research credit carryforwards are also subject to annual limitation.

      Approximately $734 million of the Company's tax net operating loss at December 31, 2001 relates to the exercise of stock options which have been granted under the Company's various stock option plans and gives rise to compensation which is includable in the taxable income of the applicable employees and deductible by the Company for federal and state income tax purposes. Additionally, approximately $1.06 billion of the Company's tax net operating loss relates to the excess of tax deductions from the exercise of certain stock warrants granted by the Company in excess of the associated warrant costs recorded for financial accounting purposes. Finally, the Company recorded $6 million of costs for financial reporting purposes in excess of the amount deductible for tax purposes relating to the accelerated vesting of restricted stock held by certain employees of the Company.

      The Company has available for income tax purposes the following net operating loss, capital loss and research credit carryforwards (in thousands):

                                                             Total Net                        Research
                                          Equity          Operating Loss     Capital Loss      Credit
Scheduled             Operations       Transactions*       Carryforward      Carryforward   Carryforward
to Expire:
       2005                                                                    $ 191,559
       2006                                                                          946
       2018           $   21,475                --           $   21,475              --
       2019            1,125,534        $1,151,682            2,277,216              --        $  663
       2020               99,859           591,902              691,761              --           714
       2021               11,975            43,628               55,603              --
                      ----------        ----------           ----------        --------        ------
                      $1,258,843        $1,787,212           $3,046,055        $192,505        $1,377
                      ==========        ==========           ==========        ========        ======

*Tax benefit, if and when realized, will be recorded directly to Additional Paid-In-Capital.

      The effective income tax rate of the Company is different from the amount computed using applicable statutory federal rates as a result of the following items (in thousands):

                                                      2001          2000          1999
                                                --------------------------------------
Income tax benefit at federal statutory rate    $  2,556.0     $ 110,301     $ 369,281
Adjustment due to:
  State taxes and other                                103        20,125        64,605
  Increase in valuation allowance                 (2,659.0)     (130,426)     (433,886)
                                                --------------------------------------
Income tax benefit                              $       --     $      --     $      --
                                                ======================================

15.   COMMITMENTS AND CONTINGENCIES

      Legal Proceedings - On January 6, 1999, the Company received notice that a third party patent applicant and patent attorney, Thomas G. Woolston, purportedly had filed in December 1998 with the United States Patent and Trademark Office a request to declare an interference between a patent application filed by Woolston and the Company's U.S. Patent 5,794,207. The Company is currently awaiting information from the Patent Office regarding whether it will initiate an interference proceeding.

      On January 19, 1999, Marketel International Inc. ("Marketel"), a California corporation, filed a lawsuit against the Company, among others. On February 22, 1999, Marketel filed an amended and supplemental complaint. On March 15, 1999, Marketel filed a second amended complaint. On May 9, 2000, Marketel filed a third amended complaint against the Company and Priceline Travel, Inc. The third amended complaint alleged causes of action for misappropriation of trade secrets, conversion, false advertising and for correction of inventorship of U.S. Patent 5,794,207. In its third amended complaint, Marketel alleged, among other things, that the defendants conspired to misappropriate Marketel's business model, which allegedly was provided in confidence approximately ten years ago. The third amended complaint also alleged that four former Marketel employees are the actual sole inventors or co-inventors of U.S. Patent 5,794,207, which was issued on August 11, 1998 and had been assigned to the Company. Marketel asked that the patent's inventorship be corrected accordingly.

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

      On December 5, 2000, the United States District Court for the Northern District of California granted the Company's motion for summary judgment with respect to Marketel's theft of trade secret and patent inventorship claims, and ruled that there were triable issues of fact as to Marketel's false advertising claims, although Judge Legge volunteered that it was unlikely that Marketel could establish damages and suggested that these claims should be voluntarily dismissed. The false advertising claims were subsequently dismissed by stipulation, and on February 1, 2001, Judge Legge clarified his inventorship ruling in favor of the Company and entered final judgment in favor of it. On March 13, 2001, Marketel filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit. Briefing was completed on October 9, 2001, and oral argument was presented on March 5, 2002. The parties await the Federal Circuit's decision. Pursuant to an indemnification agreement, Walker Digital has agreed to indemnify, defend and hold the

Company harmless for damages, liabilities and legal expenses incurred in the future in connection with the Marketel litigation.

      Subsequent to the Company's announcement on September 27, 2000 that revenues for the third quarter 2000 would not meet expectations, it was served with the following putative class action complaints:

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

            o     Kwan v. priceline.com Inc.,
                  Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 300 CV 2069 (District of Connecticut).

            o     Krim v. priceline.com Inc.,
                  Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 300 CV 2083 (District of Connecticut).

            o     Karas v. priceline.com Inc.,
                  Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 300 CV 2232 (District of Connecticut).

            o     Michols v. priceline.com Inc.,
                  Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 300 CV 2280 (District of Connecticut).

      All of these cases have been transferred to Judge Dominick J. Squatrito. On September 12, 2001, Judge Squatrito Ordered that these cases be consolidated under the Master File No. 3:00cv1884 (DJS), and he designated lead plaintiffs and lead plaintiffs' counsel. On October 29, 2001, plaintiffs served a Consolidated Amended Complaint. On February 5, 2002, Amerindo Investment Advisors, Inc., who is one of the lead plaintiffs in the consolidated action, made a motion for leave to withdraw as lead plaintiff in this action. The court has yet to rule on that motion. On February 28, 2002, the Company filed a motion to dismiss the Consolidated Amended Complaint. Plaintiffs have sixty days to file papers in opposition to that motion, and thereafter the Company will have thirty days to file our reply brief. The Company intends to defend vigorously against this action.

      In addition, the Company has been served with a complaint that purports to be a shareholder derivative action against its Board of Directors and certain of its current executive officers, as well as priceline.com (as a nominal defendant). The complaint alleges breach of fiduciary duty and waste of corporate assets. The action is captioned Mark Zimmerman v. Richard Braddock, J. Walker, D. Schulman, P. Allaire, R. Bahna, P. Blackney, W. Ford, M. Loeb, N. Nicholas, N. Peretsman, and priceline.com Incorporated 18473-NC (Court of Chancery of Delaware, County of New Castle, State of Delaware). On February 6, 2001, all defendants moved to dismiss the complaint for failure to make a demand upon the Board of Directors and failure to state a cause of action upon which relief can be granted. Pursuant to a stipulation by the parties, an amended complaint was filed on June 21, 2001. Defendants renewed their motion to dismiss on August 20, 2001, and plaintiff served his opposition to that motion on October 26, 2001. Defendants filed their reply brief on January 7, 2002. The court has scheduled oral argument on that motion for April 23, 2002. The Company intends to defend vigorously against this action.

      On March 16, March 26, April 27, and June 5, 2001, respectively, four putative class action complaints were filed in the U.S. District Court for the Southern District of New York naming priceline.com, Inc., Richard S. Braddock, Jay Walker, Paul Francis, Morgan Stanley Dean Witter & Co., Merrill Lynch, Pierce, Fenner & Smith, Inc., BancBoston Robertson Stephens, Inc. and Salomon Smith Barney, Inc. as defendants (01 Civ. 2262, 01 Civ. 2576, 01 Civ. 3590 and 01 Civ. 4956). Shives et al. v. Bank of America Securities LLC et al., 01 Civ. 4956, also names other defendants and states claims unrelated to the Company. The complaints allege, among other things, that priceline.com and the individual defendants named in the complaints violated the federal securities laws by issuing and selling priceline.com common stock in priceline.com's March 1999 initial public offering without disclosing to investors that some of the underwriters in the offering, including the lead underwriters, had allegedly solicited and received excessive and undisclosed commissions from certain investors. By Orders of Judge Mukasey and Judge Scheindlin dated August 8, 2001, these cases were consolidated for pre-trial purposes with hundreds of other cases, which contain allegations concerning the allocation of shares in the initial public offerings of companies other than priceline.com, Inc. By Order of Judge Scheindlin dated August 14, 2001, the following cases were consolidated for all purposes: 01 Civ. 2262; 01 Civ. 2576; and 01 Civ. 3590. On December 6, 2001, an Amended Class Action complaint was filed in one of these cases, Lifshitz et al. v. priceline.com Inc. et al., 01 Civ 2590. This Amended Class Action Complaint makes similar allegations to those described above but with respect to both the Company's March 1999 initial public offering and its August 1999 second public offering of common stock. This Amended Class Action Complaint also names as defendants Timothy G. Brier, Nancy Peretsman, Allen & Co., Inc., Donaldson Lufkin & Jenrette Securities Corp. and Goldman Sachs & Co. in addition to the defendants listed above. The Company's time to respond to these complaints has been postponed and not yet rescheduled by the court. The Company intends to defend vigorously against these actions.

      The Company has been informed that a sub-committee of the board of directors of Myprice pty. Ltd. has been formed to evaluate whether a lawsuit should be instituted against is in connection with its investment in Myprice. If necessary, the Company will defend against any such suit vigorously.

      In January 2002, the Company received a letter from the Teradata Division of NCR Corporation alleging that the Company infringed U.S. Patents 5,699,526, 5,721,906, 5,832,496, 5,951,643, 5,954,798, 5,991,791, 6,026,403, 6,085,223,
6,151,601, 6,169,997, and 6,253,203. Based on advice from its patent counsel, the Company does not believe that it infringes any of the patents at issue. If necessary, the Company will defend vigorously against any suit arising from NCR's claims.

      From time to time, the Company has been and expects to continue to be subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of third party intellectual property rights by it. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources and could adversely affect the Company's results of operations and business.

      Worldspan Agreement - On October 1, 2001, the Company entered into a long-term worldwide technology agreement with Worldspan, L.P., pursuant to which Worldspan acts as the Company's preferred global distribution system and provides it with product development resources. Pursuant to the agreement, there are significant penalties if certain volume related targets are not achieved. The Company believes that all the targets are achievable.

      Employment Contracts - The Company has employment agreements with certain members of senior management that provide for minimum annual compensation of approximately $3.6 million in the aggregate.

In some instances, the agreements provide for periods of employment of up to three years. Generally, the agreements provide for aggregated salary payments of up to $4.2 million, accelerated vesting of stock options upon, among other things, death or a termination for "cause" or "good reason", as those terms are defined in the agreement, and a gross-up for the payment of parachute excise taxes.

      Europe Acquisition - Certain investors in priceline.com Europe Holdings, N.V., including certain affiliates of General Atlantic Partners, LLC, have the right to put their shares of priceline.com Europe Holdings, N.V. to priceline.com Incorporated, at fair market value, in the event of a change in control, as defined, of priceline.com Incorporated. These investors own 45,539,999 shares of priceline.com Europe Holdings, N.V.

      Operating Leases - The Company leases certain facilities and equipment through operating leases. Rental expense for operating leases was approximately $2.3 million, $2.5 million and $1.4 million for the years ended December 31, 2001, 2000 and 1999, respectively. The Company's executive, administrative, operating offices and network operations center are located in approximately 92,000 square feet of leased office space located in Norwalk, Connecticut. In addition, the Company leases approximately 47,000 square feet in another location in Wilton, Connecticut that is unoccupied and that it currently intends to sublease. The Company also has a lease for approximately 2,500 square feet of office space in New York City. Priceline.com europe Ltd. leases 1,900 square feet of office space in London, England. The Company does not own any real estate as of March 15, 2002. Minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year are as follows (in thousands):

                     Years ended December 31,
                                                              After
        2002      2003       2004      2005        2006        2006         Total
-----------------------------------------------------------------------------------------
       $3,513    $3,428     $2,385    $2,373      $2,373      $10,711      $24,783

16.   BENEFIT PLAN

      Priceline.com adopted a defined contribution 401(k) savings plan (the
Plan) during 1998 covering all employees who are at least 21 years old and have completed 6 months of service. The Plan allows eligible employees to contribute up to 20% of their eligible earnings, subject to a statutorily prescribed annual limit. The Company may make matching contributions on a discretionary basis to the Plan. All participants are fully vested in their contributions and investment earnings. During the three years ended December 31, 2001, the Company did not make any matching contributions to the Plan.

17.   OTHER RELATED PARTY TRANSACTIONS/DUE FROM EMPLOYEES

      During the years ended December 31, 2000 and 1999, Walker Digital provided the Company with a variety of services including subleasing office facilities to the Company. Charges to the Company for such services aggregated approximately $1.4 million and $706,000, respectively. In addition, the Company charged Walker Digital $1.8 million for the year ended December 31, 1999, for certain reimburseable services, including legal and accounting services and IT infrastructure. Such amounts have been offset against general and administrative expenses in the accompanying statements of operations.

      At December 31, 1999 the Company had loan receivables from officers aggregating approximately $9.3 million ($6.0 from Dan Schulman and $3.3 million from Rick Braddock). During 2000, as part of their employment agreements, the Company made loans of $3 million to Heidi Miller and $2 million to Jeff Boyd. The Company made an additional loan to Dan Schulman of $3 million in 2000. The loans all bore interest and were not contingent upon the employees exercising their options to purchase Common Stock. Subject to certain prepayment obligations and to forgiveness in the event of certain changes of control, death, or termination without cause, pursuant to the terms of these loans, accrued interest and principal are payable after five years, but are forgiven under certain circumstances. On an on-going basis the Company expensed the loans over their expected five year term.

      During 2000, Mr. Braddock repaid the principal due of $3.3 million and the Company forgave the interest due of $294,000. Pursuant to the terms of her agreement, the loan to Ms. Miller was forgiven when she left the Company during the fourth quarter of 2000. In the fourth quarter of 2000, Mr. Boyd's loan was forgiven in full and one half of Mr. Schulman's loans was forgiven in connection with the Company's employee retention plan and their return of certain stock options granted to them. The second half of Mr. Schulman's loan, including the interest thereon, was forgiven in 2001 pursuant to the terms of his employment agreement in connection with his severance.

18.   SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

      The following table sets forth certain key interim financial information for the years ended December 31, 2001 and 2000.

                                                                  FIRST        SECOND       THIRD         FOURTH
                                                                 QUARTER      QUARTER      QUARTER       QUARTER
                                                                ---------     --------    ---------     ---------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2001:
Revenues:
     Travel ..................................................  $ 267,020     $362,492    $ 299,793     $ 232,918
     Other ...................................................      2,684        2,264        2,196         2,386
                                                                ---------     --------    ---------     ---------
Total revenues ...............................................    269,704      364,756      301,989       235,304
Cost of revenues:
     Travel ..................................................    225,496      303,979      250,952       195,608
     Other ...................................................      1,093          671          605           443
                                                                ---------     --------    ---------     ---------
Total cost of revenues .......................................    226,589      304,650      251,557       196,051
                                                                ---------     --------    ---------     ---------
Gross profit .................................................     43,115       60,106       50,432        39,253
                                                                ---------     --------    ---------     ---------
Operating expenses:
   Sales and marketing .......................................     30,623       32,818       30,010        21,915
   General and administrative ................................      9,427        7,844        6,366         5,931
   Stock based compensation ..................................      5,157        3,140        1,015         7,196
   Systems and business development ..........................     11,112        9,892       10,160        10,129
   Special charge ............................................         --           --           --        (1,218)
   Restructuring charge ......................................      1,400           --           --        (1,536)
   Severance charge ..........................................         --        5,412           --            --
                                                                ---------     --------    ---------     ---------
Total operating expenses .....................................     57,719       59,106       47,551        42,417
Operating (loss) income ......................................    (14,604)       1,000        2,881        (3,164)
Other income .................................................        830        1,816        2,096         1,842
                                                                ---------     --------    ---------     ---------
Net (loss) income ............................................    (13,774)       2,816        4,977        (1,322)
Preferred stock dividend .....................................         --           --       (8,563)           --
                                                                ---------     --------    ---------     ---------
Net (loss) income applicable to common stockholders ..........  $ (13,774)    $  2,816    $  (3,586)    $  (1,322)
                                                                =========     ========    =========     =========

Net (loss) income applicable to common stockholders per basic
common share .................................................     ($0.07)    $   0.01       ($0.02)       ($0.01)
                                                                =========     ========    =========     =========

Weighted average number of basic
common shares outstanding ....................................    188,589      196,581      216,132       223,042
                                                                =========     ========    =========     =========

Net (loss) income applicable to common
stockholders per diluted share ...............................     ($0.07)    $   0.01       ($0.02)        (0.01)
                                                                =========     ========    =========     =========

Weighted average number of diluted common
shares outstanding ...........................................    188,589      220,021      216,132       223,042
                                                                =========     ========    =========     =========

                                                                   FIRST             SECOND              THIRD             FOURTH
                                                                  QUARTER            QUARTER            QUARTER            QUARTER
                                                                 ---------          ---------          ---------          ---------
                                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2000:
Revenues:
     Travel ............................................         $ 311,607          $ 346,822          $ 335,699          $ 223,032
     Other .............................................             2,191              5,273              5,635              5,137
                                                                 ---------          ---------          ---------          ---------
Total revenues .........................................           313,798            352,095            341,334            228,169
Cost of revenues:
     Travel ............................................           265,051            296,767            286,134            192,354
     Other .............................................               101                533              1,146              1,141
                                                                 ---------          ---------          ---------          ---------
Total cost of revenues .................................           265,152            297,300            287,280            193,495
                                                                 ---------          ---------          ---------          ---------
Gross profit ...........................................            48,646             54,795             54,054             34,674
                                                                 ---------          ---------          ---------          ---------
Operating expenses:
   Sales and marketing .................................            40,449             37,617             35,569             34,498
   General and administrative ..........................            18,611             17,729             12,283             12,359
   Stock based compensation ............................                --                 --                 --              1,711
   Systems and business development ....................             5,868              6,695             11,420             15,209
   Special charge ......................................                --                 --                 --             34,824
   Restructuring charge ................................                --                 --                 --             32,006
   Warrant costs, net ..................................                --                 --                 --              8,595
   Write-off of Webhouse warrant .......................                --                 --            189,000                 --
                                                                 ---------          ---------          ---------          ---------
Total operating expenses ...............................            64,928             62,041            248,272            139,202
Operating loss .........................................           (16,282)            (7,246)          (194,218)          (104,528)
Other income (expense) .................................             2,715              2,725              2,296               (607)
                                                                 ---------          ---------          ---------          ---------
Net loss ...............................................           (13,567)            (4,521)          (191,922)          (105,135)
Preferred stock dividend ...............................                --             (7,191)            (7,191)                --
                                                                 ---------          ---------          ---------          ---------
Net loss applicable to common stockholders .............         $ (13,567)         $ (11,712)         $(199,113)         $(105,135)
                                                                 =========          =========          =========          =========

Net loss applicable to common stockholders
per basic and diluted common share .....................            ($0.08)            ($0.07)            ($1.19)            ($0.62)
                                                                 =========          =========          =========          =========

Weighted average number of basic and diluted
common shares outstanding ..............................           166,467            165,399            167,059            168,662
                                                                 =========          =========          =========          =========

                               INDEX TO EXHIBITS

                                 EXHIBIT INDEX

EXHIBIT NUMBER                 DESCRIPTION

2.1(a)              Agreement of Merger, dated as of July 31, 1998, between
                    priceline.com LLC and the Registrant.
3.1(a)              Form of Amended and Restated Certificate of Incorporation of
                    the Registrant.
3.2(a)              Form of By-Laws of the Registrant.
4.1                 Reference is hereby made to Exhibits 3.1 and 3.2.
4.2(a)              Specimen Certificate for Registrant's Common Stock.
4.3(a)              Amended and Restated Registration Rights Agreement, dated as of December 8, 1998, among the Registrant and certain
                    stockholders of the Registrant.
10.1.1(a)           1997 Omnibus Plan of the Registrant.
10.1.2(a)           1999 Omnibus Plan of the Registrant.
10.2(a)             Stock Purchase Agreement, dated July 31, 1998, among the
                    Registrant and the investors named therein, as amended.
10.3(a)             Stock Purchase Agreement, dated as of December 8, 1998,
                    among the Registrant and the investors named therein, as
                    amended.
10.4                Reference is hereby made to Exhibit 4.3.
10.5                a Purchase and Intercompany Services Agreement, dated April
                    6, 1998, among the Registrant, Walker Asset Management
                    Limited Partnership, Walker Digital Corporation and
                    Priceline Travel, Inc.
10.6.1(a)           Employment Agreement, dated as of January 1, 1998, between
                    Jay S. Walker, Walker Digital Corporation, the Registrant
                    and Jesse M. Fink.
10.6.2(a)           Amendment No. 1 to Employment Agreement, dated November 16,
                    1998 between the Registrant and Jesse M. Fink.
10.7.1(a)           Employment Agreement, dated as of July 23, 1998, between the
                    Registrant and Timothy G. Brier.
10.7.2(a)           Amendment No. 1 to Employment Agreement, dated November 16,
                    1998, between the Registrant and Timothy G. Brier.
10.8(a)             Amended and Restated Employment Agreement, dated as of
                    August 15, 1998, by and between the Registrant and Richard
                    S. Braddock.
10.9(a)             Airline Participation Agreement, dated April 1998, by and
                    among the Registrant, Priceline Travel, Inc. and Trans World
                    Airlines, Inc.
10.10(a)+           Airline Participation Agreement, dated October 2, 1998, by and among the Registrant, Priceline Travel, Inc. and
                    Northwest Airlines, Inc.
10.11.1(a)+         General Agreement, dated August 31, 1998, by and among the
                    Registrant, Priceline Travel, Inc. and Delta Air Lines, Inc.
10.11.2(a)+         Airline Participation Agreement, dated August 31, 1998, by and among the Registrant, Priceline Travel, Inc. and Delta
                    Air Lines, Inc.
10.11.3(a)+         Amendment to the Airline Participation Agreement and the
                    General Agreement, dated December 31, 1998, between and
                    among the Registrant, Priceline Travel, Inc. and Delta Air
                    Lines, Inc.
10.11.4(c)          Letter Agreement, dated July 16, 1999, between the
                    Registrant and Delta Air Lines, Inc.
10.11.5(e)          Master Agreement, dated November 17, 1999, between the
                    Registrant and Delta Air Lines, Inc.
10.11.6(e)          Amendment to the Airline Participation Agreement and the
                    General Agreement, dated November 17, 1999, by and among the
                    Registrant, Priceline Travel, Inc. and Delta Air Lines, Inc.
10.11.7+            Participation Warrant Agreement, dated as of November 17,
                    1999, between the Registrant and Delta Air Lines, Inc.
10.12(a)+           Airline Participation Agreement, dated December 31, 1998, by and among the Registrant, Priceline Travel, Inc. and America
                    West Airlines.
10.13(a)+           Internet Marketing and Licensing Agreement, as of August 1,
                    1998, between the Registrant and LendingTree, Inc.
10.14(a)            Systems Access Agreement, dated as of August 4, 1997,
                    between the Registrant and WORLDSPAN, L.P.
10.15(a)            Master Agreement for Outsourcing Call Center Support, dated as of April 6, 1998, between the Registrant and CALLTECH
                    Communications, Incorporated.
10.16(a)            Form of Participation Warrant Agreement.
10.17.1(a)+         Participation Warrant Agreement, dated as of December 31,
                    1998.

10.17.2(a)+         Amendment No. 1, dated as of February 4, 1999, to Warrant
                    Participation Agreement, dated as of December 31, 1998.
10.17.3(a)+         Amendment No. 2, dated as of March 3, 1999, to Participation
                    Warrant Agreement, dated as of December 31, 1998, as
                    previously amended by Amendment No. 1 to Warrant
                    Participation Agreement, dated as of February 4, 1999.
10.18(c)            Employment Agreement, dated as of June 14, 1999, between the
                    Registrant and Daniel H. Schulman.
10.19.1(c)          Airline Participation Agreement, dated July 16, 1999,
                    between the Registrant and Continental Airlines, Inc.
10.19.2(c)          Participation Warrant Agreement, dated July 16, 1999,
                    between the Registrant and Continental Airlines, Inc.
10.19.3(e)          First Amendment to Participation Warrant Agreement, dated as of November 17, 1999, by and between the Registrant and
                    Continental Airlines, Inc.
10.19.4+            Participation Warrant Agreement, dated November 17, 1999,
                    between the Registrant and Continental Airlines, Inc.
10.20(d)            License Agreement, dated July 20, 1999 between Walker
                    Digital Corporation and the Registrant.
10.21(e)            Sublease, dated October 1999, between Oxford Health Plans,
                    Inc., as Sub-Landlord, and the Registrant, as Sub-Tenant,
                    and Agreement of Lease, dated June 16, 1993, as amended,
                    between Prudential Insurance Company of America, as
                    Landlord, and Oxford Health Plans, Inc., as Tenant.
10.22.1(e)          Securityholders' Agreement, dated as of October 26, 1999,
                    among the Registrant, Priceline WebHouse Club, Inc., Walker
                    Digital, LLC and the Investors signatory thereto.
10.22.2+            Intellectual Property License Agreement, dated as of October
                    26, 1999, between the Registrant and Priceline WebHouse
                    Club, Inc.
10.22.3+            Marketing and Technical Services Agreement, dated as of
                    October 26, 1999, between the Registrant and Priceline
                    WebHouse Club, Inc.
10.22.4+            Warrant Agreement, dated as of October 26, 1999, between the
                    Registrant and Priceline WebHouse Club, Inc.
10.22.5+            Services Agreement, dated as of October 26, 1999, between
                    the Registrant and Priceline WebHouse Club, Inc.
10.23.1+            Airline Participation Agreement, dated as of November 15,
                    1999, by and between the Registrant and United Air Lines,
                    Inc.
10.23.2+            Participation Warrant Agreement, dated as of November 15,
                    1999, by and between the Registrant and United Air Lines,
                    Inc.
10.24.1+            Airline Participation Agreement, dated as of November 17,
                    1999, by and between the Registrant and US Airways, Inc.
10.24.2+            Participation Warrant Agreement, dated as of November 17,
                    1999, by and between the Registrant and US Airways, Inc.
10.25.1+            Airline Participation Agreement, dated as of November 17,
                    1999, by and between the Registrant and American Airlines,
                    Inc.
10.25.2+            Participation Warrant Agreement, dated as of November 17,
                    1999, by and between the Registrant and American Airlines,
                    Inc.
10.26+              Participation Warrant Agreement, dated as of November 17,
                    1999, by and between the Registrant and Trans World
                    Airlines, Inc.
10.27+              Participation Warrant Agreement, dated as of November 17,
                    1999, by and between the Registrant and Northwest Airlines,
                    Inc.
10.28+              Participation Warrant Agreement, dated as of November 17,
                    1999, by and between the Registrant and America West
                    Airlines
10.29(e)            Continuing Employment Agreement, dated as of December 16,
                    1999, between the Registrant and Melissa M. Taub.
10.30(f)             Employment Agreement, dated December 3, 1999, between the
                    Registrant and Michael McCadden.
10.31(f)            Employment Agreement, dated December 30, 1999 between the
                    Registrant and Jeffery H. Boyd.
10.32(f)            Employment Agreement, dated February 18, 2000, between the
                    Registrant and Heidi G. Miller.
10.33(f)            Promissory Note, dated February 10, 2000 between Jeffery H.
                    Boyd and the Registrant.
10.34(f)            Amendment to Promissory Note, dated March 28, 2000, between
                    Jeffery H. Boyd and the Registrant.
10.35(f)            Promissory Note, dated March 7, 2000, between Heidi G.
                    Miller and the Registrant.
10.36(f)            Stock Option Agreement, dated February 18, 2000, by and
                    between the Registrant and Heidi G. Miller.
10.37(f)            Amendment to Promissory Note, dated March 28, 2000, between
                    Daniel H. Schulman and the Registrant.
10.38(f)            Amendment Number One to the Priceline.com Incorporated 1999
                    Omnibus Plan.

10.39(f)+           Formation and Funding Agreement, dated as of March 17, 2000, by and between the Registrant and Alliance Partners, LP.
10.40(g)            Certificate of Designation, Preferences and Rights of Series
                    A Convertible Redeemable PIK Preferred Stock of
                    priceline.com Incorporated.
10.41(g)            priceline.com Incorporated 1999 Omnibus Plan, as amended.
10.42(g)            Amended and Restated Promissory Note, dated May 18, 2000,
                    between priceline.com Incorporated and Daniel H. Schulman.
10.43(g)            Amendment to Employment Agreement, dated June 12, 2000,
                    between priceline.com Incorporated and Richard Braddock
10.44(g)            Lease, dated as of May 1, 2000, between the parties listed therein, as Landlord and priceline.com Incorporated, as
                    Tenant.
10.45(g)            Convertible Note, dated June 27, 2000, between
                    Hutchison-Priceline Limited, as obligor, and PCLN Asia,
                    Inc., as holder.
10.46(h)            Amended and Restated Promissory Note, dated August 21, 2000, between priceline.com Incorporated and Heidi Miller.
10.47(h)            Amendment Employment Agreement, dated August 21, 2000,
                    between priceline.com Incorporated and Heidi Miller. 10.48h
                    Second Amended and Restated Promissory Note, dated August
                    21, 2000, between priceline.com Incorporated and Jeffery H.
                    Boyd.
10.49(h)            Amendment to Offer Letter, dated August 21, 2000, between
                    priceline.com Incorporated and Jeffery H. Boyd.
10.50(h)            Second Amended and Restated Promissory Note, dated August
                    21, 2000, between priceline.com Incorporated and Daniel H.
                    Schulman.
10.51(h)            Amendment to Employment Agreement, dated August 21, 2000,
                    between priceline.com Incorporated and Daniel H. Schulman.
10.52(i)            Certificate of Designation, Preferences and Rights of Series
                    B Redeemable Preferred Stock of priceline.com Incorporated.
10.53(i)            Warrant Agreement, dated February 6, 2001, by and between
                    priceline.com Incorporated and Delta Air Lines, Inc.
10.54(i)            Stockholder Agreement, dated February 6, 2001, between
                    priceline.com Incorporated and Delta Air Lines, Inc.
10.55(j)            Priceline.com 2000 Employee Stock Option Plan.
10.56(j)            Employment Agreement, dated November 20, 2000, between
                    priceline.com Incorporated and Robert Mylod.
10.57(k)            Stock Purchase Agreement, dated as of February 15, 2001,
                    among priceline.com Incorporated, Prime Pro Group Limited and Forthcoming Era Limited.
10.58(k)            Registration Rights Agreement, dated as of February 15,
                    2001, among priceline.com Incorporated, Prime Pro Group
                    Limited and Forthcoming Era Limited.
10.59(l)            Amended and Restated Employment Agreement, dated December
                    20, 2000, by and between priceline.com Incorporated and Daniel H. Schulman.
10.60(l)            Promissory Note, dated July 2, 1999, by and between
                    priceline.com Incorporated and Daniel H. Schulman.
10.61(l)            Amended and Restated Employment Agreement, dated November
                    20, 2000, by and between priceline.com Incorporated and Jeffery H. Boyd.
10.62(l)            Employment Agreement, dated November 20, 2000, by and
                    between priceline.com Incorporated and Robert Mylod.
10.63(l)            Employment Agreement, dated November 20, 2000, by and
                    between priceline.com Incorporated and W. Michael McCadden.
10.64(l)            Employment Agreement, dated December 20, 2000, by and
                    between priceline.com Incorporated and Ronald Rose.
10.65(l)            Amended Participation Warrant Agreement, dated November 2,
                    2000, by and between priceline.com Incorporated and Delta
                    Air Lines, Inc.

----------

10.66(m)            Employment Letter, dated February 9, 2001, by and between
                    priceline.com Incorporated and Peter J. Millones
10.67(n)            Stockholders' Agreement by and among priceline.com
                    Incorporated, Prime Pro Group Limited, Forthcoming Era
                    Limited, Potton Resources Limited and Ultimate Pioneer
                    Limited, dated as of June 5, 2001.
10.68(o)            Priceline.com 1999 Omnibus Plan, as amended.
10.69(p)            Amendment to Employment Agreement, dated June 15, 2001, by and between priceline.com and Robert Mylod.
10.70               Amendment to Amended & Restated Employment Agreement, dated
                    December 10, 2001, by and between priceline.com Incorporated and Jeffery Boyd.
10.71+              Subscriber Entity Agreement, dated October 1, 2001, by and between Worldspan, L.P. and priceline.com Incorporated.
10.72+              Amendment to the Worldspan Subscriber Entity Agreement,
                    dated October 1, 2001, by and between Worldspan, L.P. and priceline.com Incorporated.
10.74               Employment Letter Agreement, dated January 2, 2002, by and between priceline.com Incorporated and Brett Keller.
23.1                Consent of Deloitte & Touche LLP.

----------
(a) Previously filed as an exhibit to the Form S-1 (Registration No. 333-69657) filed in connection with priceline.com's initial public offering and incorporated herein by reference.
(b) Previously filed as an exhibit to the Form 10-Q filed on May 17, 1999 and incorporated herein by reference.
(c) Previously filed as an exhibit to the Form S-1 (Registration No. 333-83513) filed in connection with priceline.com's secondary public offering and incorporated herein by reference.
(d) Previously filed as an exhibit to the Form 10-Q for the quarterly period ended September 30, 1999.
(e) Previously filed as an exhibit to the Form 10-K for the year ended December 31, 1999.
(f) Previously filed as an exhibit to the Form 10-Q for the quarterly period ended March 31, 2000.
(g) Previously filed as an exhibit to the Form 10-Q for the quarterly period ended June 30, 2000.
(h) Previously filed as an exhibit to the Form 10-Q for the quarterly period ended September 30, 2000.
(i)   Previously filed as an exhibit to the Form 8-K filed on February 8, 2001.
(j) Previously filed as an exhibit to the Form S-8 (Registration NO. 333-55578) filed on February 14, 2001.
(k)   Previously filed as an exhibit to the Form 8-K filed on February 20, 2001.
(l) Previously filed as an exhibit to the Form 10-K for the year ended December 31, 2000.
(m) Previously filed as an exhibit to the Form 10-Q for the quarterly period ended March 31, 2001.
(n)   Previously filed as an exhibit to the Form 8-K filed on June 6, 2001.
(o) Previously filed as an exhibit to the Form S-8 (Registration No. 333-65034) filed on July 13, 2001.
(p) Previously filed as an exhibit to the Form 10-Q for the quarterly period ended June 30, 2001.
+ Certain portions of this document have been omitted pursuant to a confidential treatment request.


90