Form 10-Q
period 2002-03-31
PRICELINE COM INC
filed 2002-05-15
CIK 1075531

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2002

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________ to __________

                         Commission File Number 0-25581

                           PRICELINE.COM INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Delaware                                       06-152849
-----------------------------------------   ------------------------------------
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
                                              ---      ---

Number of shares of Common Stock outstanding at April 30, 2002:

      Common Stock, par value $0.008 per share                229,603,320
-----------------------------------------------------   ------------------------
                      (Class)                              (Number of Shares)
                           priceline.com Incorporated
                                    Form 10-Q

                      For the Quarter Ended March 31, 2002


PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements

Consolidated Balance Sheets at March 31, 2002 and December 31, 2001......................................3
Consolidated Statements of Operations For the Three Months
       Ended March 31, 2002 and 2001.....................................................................4
Consolidated Statement of Changes in Stockholders' Equity For the Three Months
       Ended March 31, 2002..............................................................................5
Consolidated Statements of Cash Flows For the Three Months Ended March 31, 2002 and 2001.................6
Notes to Unaudited Condensed Consolidated Financial Statements...........................................7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................................30

PART II - OTHER INFORMATION

Item 1. Legal Proceedings...............................................................................30
Item 6. Exhibits and Reports on Form 8-K................................................................30

SIGNATURES..............................................................................................31

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------

                                                    PRICELINE.COM INCORPORATED
                                                   CONSOLIDATED BALANCE SHEETS
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                     MARCH 31,          DECEMBER 31,
                                                                                                       2002                2001
                                                                                                       ----                ----
                                           ASSETS                                                  (UNAUDITED)
Current assets:
     Cash and cash equivalents............................................................            $92,051             $99,943
     Restricted cash......................................................................             17,454              15,396
     Short-term investments...............................................................             68,327              49,269
     Accounts receivable, net of allowance for doubtful accounts of $2,581 and $4,170.....             20,218              15,665
     Prepaid expenses and other current assets............................................             10,544               5,038
                                                                                              ----------------    ----------------
        Total current assets..............................................................             208,594             185,311
Property and equipment, net...............................................................             31,291              32,266
Goodwill..................................................................................             22,535              23,646
Other assets, primarily related parties...................................................             19,731              20,967
                                                                                              ----------------    ----------------
        Total assets......................................................................           $282,151            $262,190
                                                                                              ================    ================

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable.....................................................................            $62,177             $45,941
     Accrued expenses.....................................................................             31,750              36,240
     Other current liabilities............................................................              5,050               5,115
                                                                                              ----------------    ----------------
        Total current liabilities.........................................................             98,977              87,296
                                                                                              ----------------    ----------------
Accrued expenses..........................................................................              2,365               2,838
                                                                                              ----------------    ----------------
        Total liabilities.................................................................            101,342              90,134
                                                                                              ----------------    ----------------

SERIES B Mandatorily redeemable Preferred Stock, $0.01 par value; 80,000 authorized shares; $1,000 liquidation value per share; 80,000 shares issued;
13,469 and 25,345 shares
outstanding, respectively.................................................................             13,470              25,345

Stockholders' equity:
     Common stock, $0.008 par value, authorized 1,000,000,000 shares; issued 234,994,472
        and 229,487,885 shares issued, respectively.......................................              1,880               1,836
     Treasury stock, 5,450,236 shares.....................................................           (326,633)           (326,633)
     Additional paid-in capital...........................................................          2,032,546           2,015,849
     Accumulated deficit..................................................................         (1,540,454)         (1,544,341)
                                                                                              ----------------    ----------------
        Total stockholders' equity.........................................................            167,339             146,711
                                                                                              ----------------    ----------------
Total liabilities and stockholders' equity................................................           $282,151            $262,190
                                                                                              ================    ================


                 See notes to consolidated financial statements.


                                                                                                                                 3

                                            PRICELINE.COM INCORPORATED
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)
                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                        2002           2001
                                                                                        ----           ----
Travel revenues ..................................................................    $ 259,899      $ 267,020
Other revenues ...................................................................        1,986          2,684
                                                                                      ---------      ---------
    Total revenues ...............................................................      261,885        269,704

Cost of travel revenues ..........................................................      219,511        225,496
Cost of other revenues ...........................................................          381          1,093
                                                                                      ---------      ---------
        Total costs of revenues ..................................................      219,892        226,589
                                                                                      ---------      ---------

Gross profit .....................................................................       41,993         43,115
                                                                                      ---------      ---------

  Operating expenses:
    Sales and marketing ..........................................................       20,791         30,623
    General and administrative ...................................................        6,636          9,404
    Payroll tax on employee stock options ........................................          104             23
    Stock based compensation .....................................................          250          5,157
    Systems and business development .............................................       10,533         11,112
    Restructuring charge .........................................................         (824)         1,400
                                                                                      ---------      ---------

    Total operating expenses .....................................................       37,490         57,719
                                                                                      ---------      ---------

Operating income (loss) ..........................................................        4,503        (14,604)

Other income (expenses):
    Loss on sale of equity investment ............................................           --           (946)
    Interest income ..............................................................          782          1,776
    Equity in net income of pricelinemortgage ....................................          492             --
    Other ........................................................................          (36)            --
                                                                                      ---------      ---------
    Total other income ...........................................................        1,238            830
                                                                                      ---------      ---------

Net income (loss) ................................................................        5,741        (13,774)
Preferred stock dividend .........................................................       (1,854)            --
                                                                                      ---------      ---------

Net income (loss) applicable to common stockholders ..............................    $   3,887      $ (13,774)
                                                                                      =========      =========

Net income (loss) applicable to common stockholders
    per basic common share .......................................................    $    0.02      $   (0.07)
                                                                                      =========      =========

Weighted average number of basic common shares
    outstanding ..................................................................      227,503        188,589
                                                                                      =========      =========

Net income applicable to common stockholders per
    diluted common share .........................................................    $    0.02      $   (0.07)
                                                                                      =========      =========
Weighted average number of diluted common shares
    outstanding ..................................................................      239,970        188,589
                                                                                      =========      =========

                                 See notes to consolidated financial statements.

                                                                                                                4

                                                PRICELINE.COM INCORPORATED
                                 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                         FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                                        (UNAUDITED)
                                                      (IN THOUSANDS)

                                              COMMON STOCK   ADDITIONAL                     TREASURY STOCK
                                              ------------     PAID-IN     ACCUMULATED      --------------
                                           SHARES    AMOUNT    CAPITAL       DEFICIT      SHARES      AMOUNT      TOTAL
                                           ------    ------    -------       -------      ------      ------      -----
Balance, January 1, 2002 ...........       229,488   $1,836   $2,015,849   $(1,544,341)   (5,450)   $(326,633)   $146,711

Net income applicable to common
stockholders .......................            --       --           --         3,887        --           --       3,887

Issuance of common stock ...........           184        1          749            --        --           --         750

Issuance of preferred stock dividend           454        4        1,850            --        --           --       1,854

Exercise of options and warrants ...         4,868       39       14,098            --        --           --      14,137
                                           -------   ------   ----------   -----------    ------    ---------    --------

Balance, March 31, 2002 ............       234,994   $1,880   $2,032,546   $(1,540,454)   (5,450)   $(326,633)   $167,339
                                           =======   ======   ==========   ===========    ======    =========    ========

                               See accompanying notes to consolidated financial statements.

                                                                                                                         5

                                 PRICELINE.COM INCORPORATED
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)
                                       (IN THOUSANDS)

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,

                                                                         2002        2001
                                                                         ----        ----
OPERATING ACTIVITIES:
Net income (loss) ..................................................   $  5,741    $(13,774)
Adjustments  to reconcile  net loss to net cash provided by (used in)
operating activities:
      Depreciation and amortization ................................      4,459       4,099
      Provision for uncollectible accounts .........................        (64)      1,875
      Net loss on sale of equity investments .......................         --         946
      Acceleration of stock options ................................         --          61
      Amortization of deferred compensation ........................         --       4,848
      Equity in net income of pricelinemortgage ....................       (492)         --
Changes in assets and liabilities:
      Accounts receivable ..........................................     (4,489)     (8,372)
      Prepaid expenses and other current assets ....................     (1,324)        603
      Accounts payable and accrued expenses ........................      8,558       3,327
      Other ........................................................      1,686         130
                                                                       --------    --------
Net cash provided by (used in) operating activities ................     14,075      (6,257)
                                                                       --------    --------

INVESTING ACTIVITIES:
      Additions to property and equipment ..........................     (3,150)     (2,816)
      Proceeds from sale/maturity of investments ...................         --         770
      Investment in short-term investments/marketable securities ...    (19,058)    (16,003)
      Funding of restricted cash and bank certificates
      of deposits ..................................................     (2,058)     (3,946)
                                                                       --------    --------
Net cash used in investing activities ..............................    (24,266)    (21,995)
                                                                       --------    --------

FINANCING ACTIVITIES:
      Proceeds from sale of common stock, net ......................         --      49,471
      Proceeds from exercise of stock options and warrants .........      2,263         455
                                                                       --------    --------
Net cash provided by financing activities ..........................      2,263      49,926
                                                                       --------    --------
Effect of foreign exchange rates changes on cash and cash
equivalents ........................................................         36          --
                                                                       --------    --------
Net (decrease) increase in cash and cash equivalents................     (7,892)     21,674
Cash and cash equivalents, beginning of period .....................     99,943      77,024
                                                                       --------    --------
Cash and cash equivalents, end of period ...........................   $ 92,051    $ 98,698
                                                                       ========    ========

                                  See notes to consolidated financial statements.

                                                                                           6

                           PRICELINE.COM INCORPORATED
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The Company is responsible for the unaudited condensed consolidated financial statements included in this document. The financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operating results. The Company prepared the condensed financial statements following the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, the Company condensed or omitted certain footnotes or other financial information that are normally required by GAAP for annual financial statements. As these are condensed financials, one should also read the financial statements in the Company's December 31, 2001, Form 10-K.

         Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

         Certain amounts in prior years' financial statements have been reclassified to conform to the current year presentation.

2.       NET INCOME (LOSS) PER SHARE

         The Company computes basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share". SFAS 128 requires the Company to report both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. For the three months ended March 31, 2002, for the purpose of calculating earnings per share - basic, the weighted average number of common shares outstanding was 227,503,011 and for the purpose of calculating earnings per share - diluted, the weighted average number of common shares outstanding was 239,969,718, which includes 12,466,707 shares representing the dilutive effect of common stock equivalents. Since the Company incurred a loss applicable to common shareholders for the period ended March 31, 2001, the inclusion of options and warrants in the calculation of weighted average common shares is anti-dilutive and therefore, there is no difference between basic and diluted earnings per share for that period.

3.       RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," which eliminated the pooling method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The Company adopted this accounting standard for business combinations initiated after June 30,2001.

         In June 2001, FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized but tested for impairment at least annually. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company adopted the provisions of SFAS 142 effective January 1, 2002, and as a result, will not record goodwill amortization. As the acquisition of the Company's majority interest in priceline.com europe Ltd. occurred after June 30, 2001, the Company had no goodwill amortization for the year ended December 31, 2001. The Company is currently in the process of completing the first step of the initial goodwill impairment test required by SFAS 142 and will complete this assessment in the second quarter of 2002.

         In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This Statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. This Statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. This Statement also broadens the presentation of discontinued operations to include more disposal transactions. The Company adopted the provisions of SFAS 144 effective January 1, 2002 and it had no impact on the consolidated financial statements.

4.       RESTRUCTURING AND SPECIAL CHARGES

         During the first quarter of 2002, the Company decreased the liability for the 2000 restructuring charge by approximately $824,000. The reduction resulted from the subleasing of office space vacated in the fourth quarter of 2000 under more favorable terms than originally estimated. The reduction was reflected in the restructuring line of the statement of operations.

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

                              RESTRUCTURING    SPECIAL     TOTAL
                              -------------    -------     -----
Accrued at December 31, 2001     $ 5,666       $ 2,474    $ 8,140
Adjustments ................          --
                                    (824)                    (824)
Disbursed during 2002 ......        (577)         (353)      (930)

                                 -------       -------    -------

Accrued at March 31, 2002 ..     $ 4,265       $ 2,121    $ 6,386
                                 =======       =======    =======

At March 31, 2002:

     Current portion .......     $ 1,900       $ 2,121    $ 4,021
     Long-term portion .....       2,365                    2,365

5.       ACQUISITIONS

         On December 21, 2001, the Company completed the acquisition of approximately 62% of the issued and outstanding shares of priceline.com
Europe Holdings, N.V., the parent company of priceline.com europe Ltd. (together with priceline.com Europe Holdings, N.V., "priceline.com europe") for approximately $24 million, including transaction costs, which was accounted for as a purchase. Priceline.com europe holds the license to the Company's business model in Europe. Prior to the acquisition of priceline.com europe, General Atlantic Partners, LLC and its affiliated entities ("GAP") owned approximately 86%. At the time of the acquisition, GAP owned approximately 5.9 million shares of priceline.com Incorporated common stock according to documents publicly filed with the Securities and Exchange Commission. During the three months ended March 31, 2001, the Company charged priceline.com europe licensing fees and reimbursable expenses of approximately $225,000 and $833,000, respectively. On a consolidated basis, there were no such fees in the first quarter 2002.

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

         The excess of the cost of the acquisition over the fair value of the net assets acquired was recorded as goodwill. The assets and liabilities were recorded at their estimated fair values as of the acquisition date. Amounts and allocations of costs recorded may require adjustment based upon information coming to the Company's attention that is not currently available. The Company expects in the near term that priceline.com europe will incur operating losses and since the other stockholders of priceline.com europe have no commitment to provide financing, the Company will recognize the entire loss in its consolidated financial statements subsequent to the acquisition.

         On January 31, 2002, the Company invested an additional $10 million in priceline.com Europe Holdings, N.V., which increased the Company's equity interest in priceline.com europe to approximately 74.6% of the issued and outstanding shares.

6.       OTHER ASSETS

         Other assets at March 31, 2002 and December 31, 2001 consist of the following (in thousands):

                                                                       MARCH 31, 2002         DECEMBER 31, 2001
                                                                       --------------         -----------------
         Convertible loans and other advances - Hutchison-
              Priceline Limited......................................        $11,110                   $11,110
         Convertible loans - MyPrice.................................          1,840                     1,840
         Investment in pricelinemortgage/convertible loan............          5,616                     5,124
         Other.......................................................          1,154                     2,882
                                                                      -------------------------------------------
         Total                                                               $19,720                   $20,956
                                                                      ===========================================

         Convertible loans and other advances-Hutchison Priceline Limited represents a convertible note from the Company's Asian licensee, Hutchison Priceline Limited. Included in the prepaid expenses and other current assets balance is a receivable from the Company's Asian license of approximately $915,000. During the periods ended March 31, 2002 and 2001, the Company charged Hutchison Priceline Limited $125,000 in licensing fees per period, and approximately $92,000 and $79,000, respectively, in reimbursable expenses, in accordance with the Company's agreements. Convertible loans-Myprice represents the estimated net realizable value of the amounts due to the Company from its Australian licensee. Pricelinemortgage represents the Company's 49% equity investment in pricelinemortgage. In September 2001, the Company converted a debt instrument into a 49% equity interest in pricelinemortgage and, accordingly, has recognized its pro rata share of pricelinemortgage's net income. At March 31, 2002, the investment in pricelinemortgage consists of the Company's original investment of $4.6 million and the Company's cumulative share of pricelinemortgage's earnings of approximately $1 million. Robert J. Mylod Jr., the Company's Chief Financial Officer, is a director of, and an investor in, Alliance Capital Partners Inc., the parent company of Alliance

Partners. In 1997, Mr. Mylod invested $50,000 in Alliance Capital Partners Inc. and his investment represents less than 1/10th of one percent of Alliance's outstanding common stock.

7.       DELTA AIR LINES

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

         The Warrants provide that at any time the closing sales price of the Company's Common Stock has exceeded $8.90625 (subject to adjustment) for 20 consecutive trading days, the Warrants will automatically be exercised. The exercise price of the Warrant is paid by surrendering .00296875 shares of Series B Preferred Stock for each share of Common Stock purchased. As of March 31, 2002, there were 4,537,199 Warrants outstanding.

         During 2001, Delta exercised Warrants to purchase approximately 18.4 million shares of the Company's common stock and on January 29, 2002, Delta exercised Warrants to purchase 4 million shares of the Company's common stock. As a result, there are 13,469 shares of Series B Preferred Stock outstanding with an aggregate liquidation preference of approximately $13.5 million and the Company's future semi-annual dividend has been reduced to approximately 242,000 shares of Common Stock. In accordance with the terms of the Series B Preferred Stock, the Company delivered 986,491 shares of the Company's common stock to Delta on August 6, 2001 and 454,308 shares of Common Stock on February 6, 2002, as dividend payments and, as a result, the Company recorded a non-cash dividend of $8.6 million in the third quarter of 2001 and a non-cash dividend of $1.85 million in the first quarter of 2002.

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

         On January 19, 1999, Marketel International Inc. ("Marketel"), a California corporation, filed a lawsuit against priceline.com, among others, alleging causes of action for misappropriation of trade secrets, conversion, false advertising and for correction of inventorship of U.S. Patent 5,794,207.

         On December 5, 2000, the United States District Court for the Northern District of California granted priceline.com's motion for summary judgment with respect to Marketel's theft of trade secret and patent inventorship claims, and ruled that there were triable issues of fact as to Marketel's false advertising claims, although Judge Legge volunteered that it was unlikely that Marketel could establish damages and suggested that these claims should be voluntarily dismissed. The false advertising claims were subsequently dismissed by stipulation, and on February 1,

2001, Judge Legge clarified his inventorship ruling in favor of priceline.com and entered final judgment in favor of priceline.com. On April 25, 2002, the Federal Circuit affirmed the judgment in favor of priceline.com in all respects. On May 9, 2002, Marketel filed a petition for panel rehearing with the Federal Circuit, claiming error in the decision affirming the District Court's judgment. Because petitions for panel rehearing are infrequently granted, priceline.com may not file an answer to Marketel's petition unless the court directs it to do so. Pursuant to an indemnification agreement, Walker Digital has agreed to indemnify, defend and hold priceline.com harmless for legal expenses incurred in the future in connection with the Marketel litigation.

         Subsequent to the Company's announcement on September 27, 2000 that revenues for the third quarter 2000 would not meet expectations, it was served with the following putative class action complaints:

            o Weingarten v. priceline.com Incorporated and Jay S. Walker
                     3:00 CV 1901 (District of Connecticut).
            o        Twardy v. priceline.com Inc.,
                     Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 3:00 CV 1884 (District of Connecticut).
            o        Berdakina v. priceline.com Inc.,
                     Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 3:00 CV 1902 (District of Connecticut).
            o        Mazzo v. priceline.com Inc.,
                     Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 3:00 CV 1924 (District of Connecticut).
            o        Fialkov v. priceline.com Inc.,
                     Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 3:00 CV 1954 (District of Connecticut).
            o        Licht v. priceline.com Incorporated and
                     Jay S. Walker 3:00 CV 2049 (District of Connecticut).
            o        Ayach v. priceline.com Inc.,
                     Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 3:00 CV 2062 (District of Connecticut).
            o        Zia v. priceline.com Inc.,
                     Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 3:00 CV 1968 (District of Connecticut).
            o        Mazzo v. priceline.com Inc.,
                     Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 3:00 CV 1980 (District of Connecticut).
            o        Bazag v. priceline.com Inc.,
                     Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 3:00 CV 2122 (District of Connecticut).
            o        Breier v. priceline.com Inc.,
                     Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 3:00 CV 2146 (District of Connecticut).
            o        Farzam et al. v. priceline.com Inc.,
                     Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 3:00 CV 2176 (District of Connecticut).
            o        Caswell v. priceline.com Inc.,
                     Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 3:00 CV 2169 (District of Connecticut).
            o        Howard Gunty Profit Sharing Plan v. priceline.com Inc.
                     Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 3:00 CV 1917 (District of Connecticut).

            o        Cerelli v. priceline.com Inc.,
                     Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 3:00 CV 1918 (District of Connecticut)
            o        Mayer v. priceline.com Inc.,
                     Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 3:00 CV 1923 (District of Connecticut)
            o        Anish v. priceline.com Inc.,
                     Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 3:00 CV 1948 (District of Connecticut)
            o        Atkin v. priceline.com Inc.,
                     Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 3:00 CV 1994 (District of Connecticut).
            o        Lyon v. priceline.com Inc.,
                     Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 3:00 CV 2066 (District of Connecticut).
            o        Kwan v. priceline.com Inc.,
                     Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 3:00 CV 2069 (District of Connecticut).
            o        Krim v. priceline.com Inc.,
                     Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 3:00 CV 2083 (District of Connecticut).
            o        Karas v. priceline.com Inc.,
                     Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 3:00 CV 2232 (District of Connecticut).
            o        Michols v. priceline.com Inc.,
                     Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 3:00 CV 2280 (District of Connecticut).

         All of these cases have been transferred to Judge Dominick J. Squatrito. On September 12, 2001, Judge Squatrito Ordered that these cases be consolidated under the Master File No. 3:00cv1884 (DJS), and he designated lead plaintiffs and lead plaintiffs' counsel. On October 29, 2001, plaintiffs served a Consolidated Amended Complaint. On February 5, 2002, Amerindo Investment Advisors, Inc., who is one of the lead plaintiffs in the consolidated action, made a motion for leave to withdraw as lead plaintiff in this action. The court has yet to rule on that motion. On February 28, 2002, the Company filed a motion to dismiss the Consolidated Amended Complaint. Plaintiffs have until May 28, 2002 to file papers in opposition to that motion. The Company intends to defend vigorously against this action.

         In addition, the Company has been served with a complaint that purports to be a shareholder derivative action against its Board of Directors and certain of its current executive officers, as well as priceline.com (as a nominal defendant). The complaint alleges breach of fiduciary duty and waste of corporate assets. The action is captioned Mark Zimmerman v. Richard Braddock, J. Walker, D. Schulman, P. Allaire, R. Bahna, P. Blackney, W. Ford, M. Loeb, N. Nicholas, N. Peretsman, and priceline.com Incorporated 18473-NC (Court of Chancery of Delaware, County of New Castle, State of Delaware). On February 6, 2001, all defendants moved to dismiss the complaint for failure to make a demand upon the Board of Directors and failure to state a cause of action upon which relief can be granted. Pursuant to a stipulation by the parties, an amended complaint was filed on June 21, 2001. Defendants renewed their motion to dismiss on August 20, 2001, and plaintiff served his opposition to that motion on October 26, 2001. Defendants filed their reply brief on January 7, 2002. Oral argument on that motion was conducted on April 23, 2002, and decision was reserved. The Company intends to defend vigorously against this action.

         On March 16, March 26, April 27, and June 5, 2001, respectively, four putative class action complaints were filed in the U.S. District Court for the Southern District of New York naming priceline.com, Inc., Richard S. Braddock, Jay Walker, Paul Francis, Morgan Stanley Dean Witter & Co., Merrill Lynch, Pierce, Fenner & Smith, Inc., BancBoston Robertson Stephens, Inc. and Salomon Smith Barney, Inc. as defendants (01 Civ. 2261, 01 Civ. 2576, 01 Civ. 3590 and 01 Civ. 4956). Shives et al. v. Bank of America Securities LLC et al., 01 Civ. 4956, also names other defendants and states claims unrelated to the Company. The complaints allege, among other things, that priceline.com and the individual defendants named in the complaints violated the federal securities laws by issuing and selling priceline.com common stock in priceline.com's March 1999 initial public offering without disclosing to investors that some of the underwriters in the offering, including the lead underwriters, had allegedly solicited and received excessive and undisclosed commissions from certain investors. By Orders of Judge Mukasey and Judge Scheindlin dated August 8, 2001, these cases were consolidated for pre-trial purposes with hundreds of other cases, which contain allegations concerning the allocation of shares in the initial public offerings of companies other than priceline.com, Inc. By Order of Judge Scheindlin dated August 14, 2001, the following cases were consolidated for all purposes: 01 Civ. 2261; 01 Civ. 2576; and 01 Civ. 3590. On April 19, 2002, plaintiffs filed a Consolidated Amended Class Action Complaint in these cases. This Consolidated Amended Class Action Complaint makes similar allegations described to those above but with respect to both our March 1999 initial public offering and our August 1999 second public offering of common stock. The named defendants are priceline.com, Inc., Richard
S. Braddock, Jay S. Walker, Paul E. Francis, Nancy B. Peretsman, Timothy G. Brier, Morgan Stanley Dean Witter & Co., Goldman Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith, Inc., Robertson Stephens, Inc. (as successor-in-interest to BancBoston), Credit Suisse First Boston Corp. (as successor-in-interest to Donaldson Lufkin & Jenrette Securities Corp.), Allen & Co., Inc. and Salomon Smith Barney, Inc. Priceline has not responded to the Consolidated Amended Complaint and the time within which to do so has not yet expired. The Company intends to defend vigorously against these actions.

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

9.       TAXES

         For the three months ended March 31, 2002, the Company has recorded no provision for income taxes due to the availability of fully reserved net operating losses which have been utilized to offset the income tax provision.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
        OF OPERATIONS
        -------------

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

         As described in more detail in RESULTS OF OPERATIONS below, our business, like most in the travel industry, was directly and adversely impacted by the terrorist attacks on September 11, 2001. While we believe that demand for airline tickets has substantially recovered since the attacks on September 11, our airline ticket sales have lagged behind due to, among other things, lower average offer prices by our customers and less available airline ticket inventory. We believe that the lower offer prices by our customers are substantially attributable to the depressed retail environment for airline tickets, which affords consumers the opportunity to purchase airline tickets at very low retail rates without making the tradeoffs associated with our air product. In addition, at the same time that our average offer price has decreased, many airlines grounded portions of their fleets, thus decreasing capacity and increasing load factors on existing flights, which we believe has reduced inventory available to us. These trends - lower offer prices and reduced inventory - have adversely impacted our overall ability to bind customer offers and, when coupled with the significant financial difficulties faced by many of our airline suppliers, contributed to an uncertain competitive environment in which near-term forecasting is very difficult. We believe that this uncertainty, which impacted our results of operations in the first quarter of 2002, will extend into the second quarter of 2002 and perhaps beyond. We intend to combat these trends by continuing to develop our non-air business, for which demand remains strong. However, further terrorist attacks or the bankruptcy or insolvency of a major domestic airline would adversely affect our business and results of operations.

         On January 31, 2002, we invested an additional $10 million in priceline.com Europe Holdings, N.V., the parent company of priceline.com europe Ltd. The other investors in priceline.com europe Ltd. include affiliates of General Atlantic Partners, LLC and certain individual investors. William Ford, a principle of General Atlantic Partners, is a member of our board of directors and chairman of our audit committee. Please see Note 5 to our consolidated financial statements.

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

         We believe that our success will depend in large part on our ability to achieve and maintain profitability, primarily from our travel business, to continue to promote the priceline.com brand and, over time, to offer other products and services on our website. We intend to continue to invest in marketing and promotion, technology and personnel within parameters consistent with attempts to improve operating results. Our goal is to increase operating profits and improve gross margins in an effort to achieve and maintain profitability. Our limited operating history and the uncertain competitive environment described above makes the prediction of future results of operations difficult, and accordingly, we cannot assure you that we will maintain revenue growth or achieve and maintain profitability.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

REVENUES

                                                             THREE MONTHS ENDED         %
                                                                 MARCH 31,            CHANGE
                                                                 ---------            ------
                                                                  ($000)

                                                             2002          2001
                                                             ----          ----
                  TRAVEL REVENUES.....................      $259,899     $267,020     (3%)

                  OTHER REVENUES......................        $1,986       $2,684    (26%)

                  TOTAL REVENUES......................      $261,885     $269,704     (3%)

         TRAVEL REVENUES

         Travel revenues for the three months ended March 31, 2002 and 2001 consisted primarily of: (1) transaction revenues representing the selling price of airline tickets, hotel rooms and rental cars; and (2) ancillary fees, including Worldspan reservation booking fees and customer processing fees offered in connection with the sale of airline tickets, hotel rooms and rental cars.

         During the three months ended March 31, 2002, we sold approximately 867,000, 909,000 and 738,000 airline tickets, hotel room nights and rental car days, respectively. During the three months ended March 31, 2001, we sold approximately 1.1 million, 433,000 and 607,000 airline tickets, hotel room nights and rental car days, respectively. We believe that the approximately 19% decrease in the number of airline tickets sold in the three months ended March 31, 2002, from the same period a year ago, was due to lower average offer prices by our customers, substantially attributable to the low retail fare environment, which caused the level at which we bind customers' offers to decline. Additionally, a reduction in the inventory of airline seats available to us contributed to the decline in airline tickets sold and the resulting decrease in travel revenues. This was partially offset by an increase in hotel room nights and, to a lesser extent, an increase in rental car days sold.

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


                                                      UNIQUE OFFERS FOR
                                                      -----------------

                                                  AIRLINE    HOTEL      RENTAL
                                                  TICKETS    ROOMS       CARS
                                                  -------    -----       ----
          Three Months Ended    March 31, 2002    41.7%       66.3%    46.0%

          Three Months Ended    March 31, 2001    50.9%       53.5%    46.2%


         As discussed in the overview to this MD&A, we believe that our travel revenues and bind rate have been negatively impacted by the weak retail fare environment for airline tickets and reduced airline inventory available to us. In particular, we believe that lower retail pricing causes customers who might normally be willing to make the trade-off associated with our products in exchange for savings off of relatively high retail rates, to purchase travel products at the lower retail rates without having to make any trade-offs. In addition, many airlines grounded portions of their fleets in the aftermath of the attacks of September 11, thus decreasing capacity and increasing load factors on existing flights, which we believe reduced airline inventory available to us. These trends, which negatively impacted our revenues and bind rate in the fourth quarter of 2001, continued through the first quarter of 2002 and we believe will extend into the second quarter of 2002.

         We added approximately 875,000 new customers during the three months ended March 31, 2002 as compared to 891,000 new customers during the three months ended March 31, 2001. In addition, we generated approximately 1.5 million repeat customer offers during the three months ended March 31, 2002 as compared to 1.2 million repeat customer offers during the three months ended March 31, 2001.

         Travel revenues for the three months ended March 31, 2002 decreased approximately 3% to $259,899 million from $267,020 million for the three months ended March 31, 2001, primarily as a result of the factors described above.

         OTHER REVENUES

         Other revenues during the three months ended March 31, 2002 and 2001 consisted primarily of: (1) transaction revenues and fees from our long distance phone service and (2) commissions and fees from our home financing and automobile services, and license fees from our international licensees.

         Other revenues for the three months ended March 31, 2002 decreased approximately 26% to $2 million from $2.7 million for the three months ended March 31, 2001, primarily as a result of the decrease in fees earned in connection with our long distance phone service.

COST OF REVENUES AND GROSS PROFIT

                                                                                         %
                                                            THREE MONTHS ENDED           -
                                                                 MARCH 31,            CHANGE
                                                                 ---------            ------
                                                                  ($000)

                                                             2002        2001
                                                             ----        ----
                  COST OF TRAVEL REVENUES.............     $219,511    $225,496        (2.7%)

                      % OF TRAVEL REVENUES............        84.5%       84.4%

                  COST OF OTHER REVENUES..............         $381      $1,093       (65.1%)

                      % OF OTHER REVENUES.............        19.2%       40.7%

                  TOTAL COST OF REVENUES..............     $219,892    $226,589        (3.0%)

                      % OF REVENUES...................        84.0%       84.0%

         COST OF REVENUES

         COST OF TRAVEL REVENUES. For the three months ended March 31, 2002 and 2001, cost of travel revenues consisted primarily of: (1) the cost of airline tickets from our suppliers, net of the federal air transportation tax, segment fees and passenger facility charges imposed in connection with the sale of airline tickets; (2) the cost of hotel rooms from our suppliers, net of hotel tax; and (3) the cost of rental cars from our suppliers, net of applicable taxes.

         COST OF OTHER REVENUES. For the three months ended March 31, 2002 and 2001, cost of other revenues consisted of the cost of long distance telephone service provided by our suppliers.

         GROSS PROFIT

                                                                                    %
                                                            THREE MONTHS ENDED      -
                                                                MARCH 31,        CHANGE
                                                                ---------        ------
                                                                  ($000)

                                                            2002        2001
                                                            ----        ----
                  TRAVEL GROSS PROFIT.................     $40,388    $41,524    (2.7%)

                      TRAVEL GROSS MARGIN.............       15.5%      15.6%

                  OTHER GROSS PROFIT..................    $  1,605   $  1,591       .9%

                     OTHER GROSS MARGIN...............       80.8%      59.3%

                  TOTAL GROSS PROFIT..................     $41,993    $43,115    (2.6%)

                     TOTAL GROSS MARGIN...............       16.0%      16.0%


         TRAVEL GROSS PROFIT. Travel gross profit consists of travel revenues less the cost of travel revenues. We are able to manage the level of gross margins by controlling the price at which we will cause offers to be fulfilled. For the three months ended March 31, 2002, travel gross profit and related travel gross margin decreased over the same period in 2001 as a result of decreased transactional sales volume, partially offset by an increase in ancillary fees. Total gross margin remained the same in the three months ended March 31, 2002 as in the three months ended March 31, 2001.

OPERATING EXPENSES

         SALES AND MARKETING

                                                                                    %
                                                            THREE MONTHS ENDED      -
                                                                MARCH 31,        CHANGE
                                                                ---------        ------
                                                                  ($000)

                                                              2002       2001
                                                              ----       ----
                  ADVERTISING.........................      $10,227    $16,189   (36.8%)

                  OTHER SALES & MARKETING.............      $10,564    $14,434   (26.8%)
                                                            -------    -------
                  TOTAL...............................      $20,791    $30,623   (32.1%)

                  % OF REVENUES.......................         7.9%      11.4%


         Sales and marketing consists of advertising expenses and other sales and marketing expenses. Advertising expenses consist primarily of: (1) television and radio advertising; (2) online and email advertisements; and (3) agency fees, creative talent and production costs for television and radio commercials. For the three months ended March 31, 2002, advertising expenses decreased over the same period in 2001 primarily due to an overall decline in the cost of advertising and an effort to reduce our advertising spending. In 2001, we began shifting our marketing resources from traditional areas of marketing such as television and radio, toward online marketing. We intend to continue to pursue an advertising and branding campaign in order to continue to attract new users and retain existing users and expect to continue to shift resources to online marketing.

         Other sales and marketing expenses consist primarily of: (1) credit card processing fees; (2) provisions for credit card charge-backs; (3) fees paid to third-party service providers that operate our call centers; and (4) compensation for our sales and marketing personnel. For the three months ended March 31, 2002, other sales and marketing expenses decreased over the same period in 2001 due to reductions in credit card chargebacks and customer service transaction costs.

         GENERAL AND ADMINISTRATIVE

                                                                                                       %
                                                                          THREE MONTHS ENDED           -
                                                                              MARCH 31,             CHANGE
                                                                              ---------             ------
                                                                               ($000)

                                                                          2002         2001
                                                                          ----         ----
                  GENERAL & ADMINISTRATIVE............                   $6,636     $  9,404        (29.4%)

                  PAYROLL TAX EXPENSE ON EMPLOYEE STOCK OPTIONS             104           23         352.2%

                  STOCK BASED COMPENSATION............                      250        5,157        (95.2%)
                                                                        -------     --------
                  TOTAL...............................                   $6,990      $14,584        (52.1%)

                  % OF REVENUES.......................                     2.7%         5.4%

         General and administrative expenses consist primarily of: (1) costs for personnel; (2) occupancy expenses; (3) telecommunications costs; and (4) fees for outside professionals. General and administrative expenses decreased during the three months ended March 31, 2002 over the same period in 2001 as a result of the ongoing benefits of our turn-around and restructuring plan implemented in the fourth quarter of 2000 partially offset by an increase in costs due to the consolidation of our European operations. In addition, for the three months ended March 31, 2002, we recorded charges of approximately $104,000 for payroll taxes relating to options exercised in accordance with our employee stock option plans. For the three months ended March 31, 2001, payroll taxes relating to the exercise of employee stock options were $23,000. Stock based compensation decreased over the same period in 2001 as a result of the expiration of amortization of restricted stock in the fourth quarter of 2001.

         SYSTEMS AND BUSINESS DEVELOPMENT


                                                               THREE MONTHS ENDED           %
                                                                    MARCH 31,            CHANGE
                                                                    ---------            ------
                                                                     ($000)

                                                                2002        2001
                                                                ----        ----
          Systems & Business Development...........            $10,533    $11,112         (5.2%)

          % of Revenues............................               4.0%       4.1%

         Systems and business development expenses for both periods consist primarily of: (1) compensation to our information technology and product development staff; (2) depreciation and amortization on computer hardware and software; (3) payments to outside contractors; and (4) data communications and other expenses associated with operating our Internet site. For the three months ended March 31, 2002, systems and business development expenses decreased over the same period in 2001 primarily due to a reduction of payments to outside contractors partially offset by an increase in costs due to the consolidation of our European operations.

RESTRUCTURING AND SPECIAL CHARGES

         During the first quarter of 2002, we decreased the liability for the 2000 restructuring charge by approximately $824,000. The reduction resulted from the subleasing of office space vacated in the fourth quarter of 2000 under more favorable terms than originally estimated. The reduction was reflected in the restructuring line of the statement of operations.

EQUITY IN NET INCOME OF PRICELINEMORTGAGE

         Equity in net income of pricelinemortgage for the three months ended March 31, 2002, of $492 represents the Company's pro rata share of income from the Company's 49% equity investment in pricelinemortgage. There was no comparable income for the three months ended March 31, 2001.

INTEREST INCOME

                                                                                      %
                                                            THREE MONTHS ENDED        -
                                                                 MARCH 31,         CHANGE
                                                                 ---------         ------
                                                                  ($000)

                                                             2002         2001
                                                             ----         ----
                  INTEREST INCOME.....................       $782       $1,776     (56.0%)


         For the three months ending March 31, 2002, interest income on cash and marketable securities decreased primarily due to lower interest rates.

TAXES

         For the three months ended March 31, 2002, we have recorded no provision for income taxes due to the availability of fully reserved net operating losses which have been utilized to offset the income tax provision.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2002 we had approximately $177.8 million in cash, cash equivalents, short-term investments and restricted cash. Approximately $17.5 million is restricted cash collateralizing certain letters of credit issued in favor of certain suppliers and landlords and amounts held by our credit card processor company. We generally invest excess cash, cash equivalents and short-term investments predominantly in debt instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes.

         Net cash provided by operating activities was $14.1 million for the three months ended March 31, 2002, including $3.9 million of net income adjusted for non-cash items. An increase in accounts payable and accrued expenses of $8.6 million increased cash provided by operating activity. Net cash used in operating activities during the period ended March 31, 2001 was $6.3 million. This was primarily attributable to net loss from operations.

         Net cash used in investing activities was $24.3 million and $22 million for the three months ended March 31, 2002 and 2001, respectively. In both periods, net cash used in investing activities was partially related to purchases of property and equipment. Also affecting net cash used in investing activities in the three months ended March 31, 2002 and March 31, 2001 was the purchase of short-term investments and marketable securities in the amount of $19.1 million and $16 million, respectively.

         We have certain commitments for capital expenditures as part of our ongoing business cycle. None of these commitments are material to our financial position either individually or in the aggregate. Expenditures for additions to property and equipment, and to a much lesser extent, resolution of certain claims, is expected to aggregate approximately $12 to $20 million in 2002.

         Net cash provided by financing activities was $2.3 million for the three months ended March 31, 2002. This was primarily the result of proceeds from the exercise of employee stock options. Net cash provided by financing activities was $49.9 million for the three months ended March 31, 2001, and was primarily the result of the sale of 23.8 million shares of common stock at a price of $2.10 per share to Hutchison-Whampoa Limited and Cheung Kong (Holdings) Limited in February 2001. Based on public filings with the Securities and Exchange

Commission, Hutchison-Whampoa Limited and Cheung Kong (Holdings) Limited collectively own approximately 31% of our outstanding common stock. See "Factors that May Affect Future Results - Two Large Stockholders Beneficially Own Approximately 31% of Our Stock."

         We may elect to loan additional amounts to Hutchison-Priceline Limited in 2002.

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

         WE MAY CONTINUE TO INCUR LOSSES

         As of March 31, 2002, we had an accumulated deficit of $1.5 billion. Despite the progress we have made towards sustained profitability, we may incur losses and may not be profitable in future years. In particular, a depressed retail environment for the sale of airline tickets and the general decline in leisure travel since the events of September 11, 2001 have had a negative impact on our business and results of operations. We may not have decreased our operating expenses in connection with our recent restructuring on an on-going basis sufficiently to achieve and sustain profitability in this difficult environment.

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

         WE ARE DEPENDENT ON THE AIRLINE INDUSTRY AND CERTAIN AIRLINES

         Our financial prospects are significantly dependent upon our sale of leisure airline tickets. Sales of leisure airline tickets represented a substantial majority of total revenue for the quarter ended March 31, 2002. Leisure travel, including the sale of leisure airline tickets, is dependent on personal discretionary spending levels. As a result, sales of leisure airline tickets and other leisure travel products tend to decline during general economic downturns and recessions. In addition, unforeseen events, such as terrorist attacks, political instability, regional hostilities, increases in fuel prices, imposition of taxes or surcharges by regulatory authorities, travel-related accidents and unusual weather patterns also may adversely affect the leisure travel industry. As a result, our business also is likely to be affected by those events. Further, work stoppages or labor unrest at any of the major airlines could materially and adversely affect the airline industry and, as a consequence, our business.

         Sales of airline tickets from our four largest airline suppliers accounted for approximately 80% of airline ticket revenue for the quarter ended March 31, 2002. As a result, currently we are substantially dependent upon the continued participation of these airlines in the priceline.com service in order to maintain and continue to grow our total airline ticket revenues and, as a consequence, our overall revenues.

         We currently have 34 participating airlines. However, our arrangements with the airlines that participate in our system:

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

                  o often limit the manner in which we can sell inventory; and

                  o generally, can be terminated upon little or no notice.

         We are in continual dialogue with our major airline suppliers about the nature and extent of their participation. Should any of our major suppliers significantly reduce their participation in the priceline.com system or withdraw completely, our business and results of operations could be materially and adversely affected.

         Due to our dependence on the airline industry, we could be severely affected by changes in that industry, and, in many cases, we will have no control over such changes or their timing. For example, we believe that our business has been adversely affected by the general reduction in airline capacity and increase in airline load factors since September 11. Further, in the aftermath of the September 11 terrorist attacks, several major U.S. airlines are struggling financially and have discussed publicly the risks of bankruptcy. For example, U.S. Airways recently warned that it may be forced to file for bankruptcy if it does not receive significant concessions from its labor unions. If any of the major U.S. airlines that participate in our system were to seek the protection of the bankruptcy laws, our business, results of operations and financial condition could be materially and adversely affected. To the extent one of the major U.S. airlines that participates in our system declared bankruptcy, it may be unable or unwilling to honor tickets sold for its flights. Our policy in such event would be to direct customers seeking a refund or exchange to the airline, and not to provide a remedy ourselves. Because we are the merchant-of-record on sales of airline tickets to our customers, however, we could experience a significant increase in demands for refunds or credit card charge-backs from customers which would materially and adversely affect our business. In addition, because our customers do not choose the airlines on which they are to fly, the possibility of a major U.S. airline declaring bankruptcy could discourage customers from booking airline tickets through us.

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

         NEW BUSINESSES WE MAY ENTER OR OUR EXISTING LICENSEES MAY NOT BE SUCCESSFUL

         We have entered into, and may enter into in the future, licensing or other arrangements with third parties in connection with the expansion of the priceline.com service. For example, we license our name and business model to priceline mortgage in connection with our home financing services and to priceline.com europe, a majority owned subsidiary, and Hutchison-Priceline in connection with the development of our business model in Europe and Asia, respectively. These new businesses typically incur start-up costs and operating losses and may not be successful. Both priceline.com europe and Hutchison-Priceline have operating losses and will continue to have operating losses for the forseeable future. If these new businesses are not favorably received by consumers or are unsuccessful, the association of our brand name and business model with these new entities may adversely affect our business and reputation and may dilute the value of our brand name. Further, to the extent that these new businesses are not successful, we may not be able to recover or be reimbursed for our ongoing costs associated with their development and our investment could be impaired, which could have a material adverse effect on our business and results of operations.

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

         LEGAL PROCEEDINGS

         We are a party to the legal proceedings described in Note 8 to Unaudited Consolidated Financial Statements included in this Form 10-Q and Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2001. The defense of the actions described in Note 8 may increase our expenses and an adverse outcome in any of such actions could have a material adverse effect on our business and results of operations.

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

         ONLINE SECURITY BREACHES COULD HARM OUR BUSINESS

         The secure transmission of confidential information over the Internet is essential in maintaining consumer and supplier confidence in the priceline.com service. Substantial or ongoing security breaches - whether instigated internally or externally - on our system or other Internet-based systems could significantly harm our business. We currently require buyers to guarantee their offers with their credit card, either online or through our toll-free telephone service. We rely on licensed encryption and authentication technology to effect secure transmission of confidential information, including credit card numbers. It is possible that advances in computer capabilities, new discoveries or other developments could result in a compromise or breach of the technology used by us to protect customer transaction data.

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

         We are defendants in a number of securities class action litigations. In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities. To the extent our stock price declines or is volatile, we may in the future be the target of additional litigation. Securities and other litigation could result in substantial costs and divert management's attention and resources. See
Part II, Item 1 - Legal Proceedings

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

         Expressions of future goals and similar expressions including, without limitation, "may," "will," "should," "could," "expects," "does not currently expect," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "targets," or "continue," reflecting something other than historical fact are intended to identify forward-looking statements. The following factors, among others, could cause our actual results to differ materially from those described in the forward-looking statements: adverse changes in general market conditions for leisure and other travel products as the result of, among other things, terrorist attacks or hostilities; adverse changes in our relationships with airlines and other product and service providers, including, without limitation, the withdrawal of providers from the priceline.com system; the bankruptcy or insolvency of a major domestic airline; the effects of increased competition; systems-related failures and/or security breaches; our ability to protect our intellectual property rights; losses by us and our licensees; any adverse impact from negative publicity as a result of recent events and negative customer reaction to such publicity; legal and regulatory risks and the ability to attract and retain qualified personnel. These factors and others are described in more detail above in the section entitled "Factors That May Affect Future Results." Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the reports and documents we file from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

         Priceline.com currently has no floating rate indebtedness, holds no derivative instruments other than through investments in licensees and does not earn significant foreign-sourced income. Accordingly, changes in interest rates or currency exchange rates do not generally have a direct material effect on priceline.com's financial position. However, changes in currency exchange rates may affect the cost of international airline tickets and international hotel reservations offered through the priceline.com service, and so indirectly affect consumer demand for such products and priceline.com's revenue. In the event of such weakness, such additional US dollars would have reduced purchasing power. In addition, to the extent that changes in interest rates and currency exchange rates affect general economic conditions, priceline.com would also be affected by such changes. If the US dollar weakens versus the British Pound Sterling, we may have to invest additional US dollars in priceline.com europe Ltd. to fund its ongoing operations.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
-------------------------

         Please see Note 8 to the Notes to Unaudited Consolidated Financial Statements included in this Form 10-Q and Part I, Item 3 of priceline.com's Annual Report on Form 10-K for the year ended December 31, 2001.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

         REPORTS ON FORM 8-K

         On January 7, 2002, we furnished a report on Form 8-K in connection with the attendance at the Morgan Stanley Internet, Software & Networking Conference in Scottsdale, Arizona by Jeffery H. Boyd. On February 4, 2002, we filed a report on Form 8-K in connection with our fourth quarter 2001 earnings announcement. On February 26, 2002, we furnished a report on Form 8-K in connection with the attendance at the CIBC World Markets Annual Gaming, Lodging & Leisure Conference in New York City by Jeffery H. Boyd.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               PRICELINE.COM INCORPORATED
                                                      (Registrant)




Date:  May 15, 2002                      By:         /s/ Robert Mylod
                                               ---------------------------------
                                                Name:  Robert Mylod
                                                Title: Chief Financial Officer