Form 10-Q
period 2002-06-30
PRICELINE COM INC
filed 2002-08-14
CIK 1075531

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q
(Mark One)
/X/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2002

                                                          OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _________ to __________

                         Commission File Number 0-25581

                           PRICELINE.COM INCORPORATED
--------------------------------------------------------------------------------
              (Exact name of Registrant as specified in its charter)

            Delaware                                            06-152849
---------------------------------                       ------------------------
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

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES /X/. NO / /.

Number of shares of Common Stock outstanding at August 2, 2002:

    Common Stock, par value $0.008 per share                     229,791,181
-------------------------------------------------             ------------------
                    (Class)                                   (Number of Shares)
                           priceline.com Incorporated
                                    Form 10-Q

                       For the Quarter Ended June 30, 2002

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

Consolidated Balance Sheets at June 30, 2002 and December 31, 2001.......................................3
Consolidated Statements of Operations For the Three and Six Months
    Ended June 30, 2002 and 2001.........................................................................4
Consolidated Statement of Changes in Stockholders' Equity For the Six Months
    Ended June 30, 2002..................................................................................5
Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2002 and 2001....................6
Notes to Unaudited Condensed Consolidated Financial Statements...........................................7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................................34

Item 4.  Submission of Matters to a Vote of Security Holders............................................35

PART II - OTHER INFORMATION

Item 1. Legal Proceedings...............................................................................35
Item 6. Exhibits and Reports on Form 8-K................................................................35

SIGNATURES..............................................................................................36

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           priceline.com INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                   JUNE 30,          DECEMBER 31,
                                                                                                     2002                2001
                                                                                                 -----------        --------------
                                                                                                 (UNAUDITED)
                                  ASSETS
Current assets:
     Cash and cash equivalents............................................................        $   98,140         $    99,943
     Restricted cash......................................................................            19,573              15,396
     Short-term investments...............................................................            62,458              49,269
     Accounts receivable, net of allowance for doubtful accounts of $2,581 and $4,170.....            21,977              15,665
     Prepaid expenses and other current assets............................................             8,640               5,038
                                                                                                ------------        ------------
        Total current assets..............................................................           210,788             185,311

Property and equipment, net...............................................................            28,205              32,266
Goodwill..................................................................................            22,535              23,646
Other assets, primarily related parties...................................................            20,606              20,967
                                                                                                ------------        ------------
        Total assets......................................................................        $  282,134         $   262,190
                                                                                                ============        ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable.....................................................................        $   55,422         $    45,941
     Accrued expenses.....................................................................            32,318              36,240
     Other current liabilities............................................................             4,954               5,115
                                                                                                ------------        ------------
        Total current liabilities.........................................................            92,694              87,296
                                                                                                ------------        ------------
Accrued expenses..........................................................................             1,483               2,838
                                                                                                ------------        ------------
        Total liabilities.................................................................            94,177               90,134
                                                                                                ------------        -------------

SERIES B Mandatorily redeemable Preferred Stock, $0.01 par value; 80,000 authorized shares; $1,000 liquidation value per share; 80,000 shares issued;
13,469 and 25,345 shares
outstanding, respectively.................................................................            13,470              25,345

Stockholders' equity:
     Common stock, $0.008 par value, authorized 1,000,000,000 shares; issued 235,239,417
          and 229,487,885 shares, respectively............................................             1,882               1,836
     Treasury stock, 5,450,236 shares.....................................................          (326,633)           (326,633)
     Additional paid-in capital...........................................................         2,033,313           2,015,849
     Accumulated deficit..................................................................        (1,534,145)         (1,544,341)
     Accumulated other comprehensive income:
          Cumulative currency translation adjustment......................................                70                   -
                                                                                                ------------        ------------
       Total stockholders' equity.........................................................           174,487             146,711
                                                                                                ------------        ------------
Total liabilities and stockholders' equity................................................        $  282,134         $   262,190
                                                                                                ============        ============

                 See notes to consolidated financial statements.

                           priceline.com INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                           ---------------------------------    ----------------------------
                                                                 2002               2001            2002            2001
                                                           ----------------     ------------    ------------    ------------
Travel revenues..........................................         $302,882         $362,492        $562,781       $ 629,512
Other revenues...........................................            1,574            2,264           3,560           4,948
                                                           ---------------      -----------     -----------     -----------
    Total revenues.......................................          304,456          364,756         566,341         634,460

Cost of travel revenues..................................          255,972          303,979         475,483         529,475
Cost of other revenues...................................              336              671             717           1,764
                                                           ---------------      -----------     -----------     -----------
        Total costs of revenues..........................          256,308          304,650         476,200         531,239
                                                           ---------------      -----------     -----------     -----------

Gross profit.............................................           48,148           60,106          90,141         103,221
                                                           ---------------      -----------     -----------     -----------

  Operating expenses:
    Sales and marketing..................................           24,590           32,818          45,381          63,441
    General and administrative...........................            7,788            7,477          14,424          16,881
    Payroll tax on employee stock options................               16              367             120             390
    Stock based compensation.............................              250            3,140             500           8,297
    Systems and business development.....................           10,520            9,892          21,053          21,004
    Special charge (reversal)............................            (200)                -           (200)               -
    Restructuring charge (reversal)......................                -                -           (824)           1,400
    Severance charge (reversal)..........................             (55)            5,412            (55)           5,412
                                                           ---------------      -----------     -----------     -----------

    Total operating expenses.............................           42,909           59,106          80,399         116,825
                                                           ---------------      -----------     -----------     -----------

Operating income (loss)..................................            5,239            1,000           9,742        (13,604)

Other income (expenses):
    Loss on sale of equity investment....................                -                -               -           (946)
    Interest income......................................              788            1,816           1,570           3,592
    Equity in net income of pricelinemortgage............              245                -             737               -
    Other................................................               37                -               1               -
                                                           ---------------      -----------     -----------     -----------
    Total other income...................................            1,070            1,816           2,308           2,646
                                                           ---------------      -----------     -----------     -----------

Net income (loss)........................................            6,309            2,816          12,050        (10,958)

Preferred stock dividend.................................                -                -          (1,854)              -
                                                           ===============      ===========     ===========     ===========
Net income (loss) applicable to common stockholders......         $  6,309         $  2,816        $ 10,196       $(10,958)
                                                           ===============      ===========     ===========     ===========

Net income (loss) applicable to common stockholders
    per basic common share...............................         $   0.03         $   0.01        $   0.04       $   (0.06)
                                                           ===============      ===========     ===========     ===========
Weighted average number of basic common shares
    outstanding..........................................          229,679          196,581         228,597         188,890
                                                           ===============      ===========     ===========     ===========

Net income (loss) applicable to common stockholders per
diluted common share.....................................         $   0.03         $   0.01        $   0.04       $   (0.06)
                                                           ===============      ===========     ===========     ===========
Weighted average number of diluted common shares
    outstanding..........................................          239,502          220,021         239,543         188,890
                                                           ===============      ===========     ===========     ===========

                 See notes to consolidated financial statements.

                           priceline.com INCORPORATED
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                COMMON STOCK       ADDITIONAL                         TREASURY STOCK
                                            ------------------       PAID-IN     ACCUMULATED      -----------------------
                                             SHARES     AMOUNT       CAPITAL       DEFICIT        SHARES         AMOUNT
                                            --------   -------     ----------   -------------     -------      ----------
Balance, January 1, 2002.................    229,488   $ 1,836     $2,015,849    $(1,544,341)     (5,450)      $(326,633)

Comprehensive income:

Net income applicable to common
stockholders.............................          -         -              -         10,196           -               -

Currency translation adjustment..........

Total comprehensive income:..............

Issuance of common stock under deferred
compensation plans.......................        184         1            749              -           -               -

Issuance of preferred stock dividend.....        454         4          1,850              -           -               -

Exercise of options and warrants.........      5,113        41         14,865              -           -               -
                                           ---------  --------   ------------   ------------    --------     -----------

Balance, June 30, 2002...................    235,239   $ 1,882     $2,033,313    $(1,534,145)     (5,450)      $(326,633)
                                           =========  ========   ============   ============    ========     ===========

                                              CUMULATIVE
                                               CURRENCY
                                              TRANSLATION
                                              ADJUSTMENT       TOTAL
                                              -----------     --------
Balance, January 1, 2002.................     $         -     $146,711

Comprehensive income:

Net income applicable to common
stockholders.............................                       10,196

Currency translation adjustment..........              70           70
                                                             ---------
Total comprehensive income:..............                     $ 10,266

Issuance of common stock under deferred
compensation plans.......................                          750

Issuance of preferred stock dividend.....                        1,854

Exercise of options and warrants.........                       14,906
                                            -------------    ---------

Balance, June 30, 2002...................     $        70     $174,487
                                            =============    =========

          See accompanying notes to consolidated financial statements.

                           priceline.com INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                         SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                   ------------------------------
                                                                                       2002              2001
                                                                                   ------------    --------------
OPERATING ACTIVITIES:
Net income (loss)...........................................................       $     12,050      $    (10,958)
Adjustments  to reconcile  net income  (loss) to net cash provided by operating activities:
      Depreciation and amortization.........................................              8,949             8,146
      Provision for uncollectible accounts..................................                479             6,542
      Net loss on sale of equity investments................................                  -               946
      Acceleration of stock options.........................................                  -                61
      Non-cash severance....................................................                  -             3,076
      Amortization of deferred compensation.................................                  -             8,509
      Equity in net income of pricelinemortgage.............................               (737)                -
Changes in assets and liabilities:
      Accounts receivable...................................................             (6,791)          (18,126)
      Prepaid expenses and other current assets.............................             (2,114)             (368)
      Accounts payable and accrued expenses.................................              4,043            26,286
      Issuance of short-term note receivable................................                  -            (3,250)
      Other ................................................................                927               366
                                                                                ---------------    --------------
Net cash provided by operating activities...................................             16,806            21,230
                                                                                ---------------    --------------

INVESTING ACTIVITIES:
      Additions to property and equipment...................................             (4,307)           (5,800)
      Proceeds from sale/maturity of investments............................                  -               770
      Proceeds from sales of fixed assets...................................                 33                 -
      Investment in short-term investments/marketable securities............            (13,189)          (20,042)
      Funding of restricted cash and bank certificates of deposits..........             (4,177)            2,553
                                                                                ---------------    --------------
Net cash used in investing activities.......................................            (21,640)          (22,519)
                                                                                ---------------    --------------

FINANCING ACTIVITIES:
      Shares reacquired for withholding taxes...............................                  -            (4,431)
      Proceeds from sale of common stock, net...............................                  -            49,459
      Proceeds from exercise of stock options and warrants..................              3,031             3,521
                                                                                ---------------    --------------
Net cash provided by financing activities...................................              3,031            48,549
                                                                                ---------------    --------------
Net (decrease) increase in cash and cash equivalents........................             (1,803)           47,260
Cash and cash equivalents, beginning of period..............................             99,943            77,024
                                                                                ---------------    --------------
Cash and cash equivalents, end of period....................................       $     98,140      $    124,284
                                                                                ===============    ==============

                 See notes to consolidated financial statements.

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

2.        NET INCOME (LOSS) PER SHARE

          The Company computes basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share". SFAS 128 requires the Company to report both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. For the three and six months ended June 30, 2002, for the purpose of calculating earnings per share - basic, the weighted average number of common shares outstanding was 229,678,584 and 228,596,807, respectively and for the purpose of calculating earnings per share - diluted, the weighted average number of common shares outstanding was 239,502,372 and 239,543,363, respectively, which includes 9,823,788 and 10,946,556, respectively, shares representing the dilutive effect of common stock equivalents. Excluded anti-dilutive common stock equivalents for the three and six months ended June 30, 2002 were 44,562,660 and 43,439,892, respectively. Since the Company incurred a loss applicable to common stockholders for the six month period ended June 30, 2001, the inclusion of options and warrants in the calculation of weighted average common shares is anti-dilutive and therefore, there is no difference between basic and diluted earnings per share for that period.

3.        RECENT ACCOUNTING PRONOUNCEMENTS

          In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," which eliminated the pooling method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The Company adopted this accounting standard for business combinations initiated after June 30, 2001.

          In June 2001, FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized but tested for impairment at least annually. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company adopted the provisions of SFAS 142 effective January 1, 2002, and as a result, will not record goodwill amortization. As the acquisition of the Company's majority interest in priceline.com europe Ltd. occurred after June 30, 2001, the Company had no goodwill amortization for the year ended December 31,

2001. The Company has completed its goodwill impairment review as of January 1, 2002, using a fair value approach in accordance with SFAS 142 and found no impairment.

          In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 will be effective for the Company for disposal activities initiated after December 31, 2002. The Company is in the process of evaluating the effect that adopting SFAS 146 will have on its financial statements.

4.        RESTRUCTURING AND SPECIAL CHARGES

          During 2002, the Company decreased the liability for the 2000 special charge by approximately $738,000. The reductions primarily resulted from the favorable resolution of certain matters and disbursements made during the quarter. The adjustment was reflected in the "special charge (reversal)" line of the statement of operations.

          During 2002, the Company decreased the liability for the 2000 restructuring charge by approximately $2.3 million. The reductions resulted from disbursements made and the subleasing of office space under more favorable terms than originally estimated. The adjustment was reflected in the "restructuring charge (reversal)" line of the statement of operations.

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

                                                                (IN THOUSANDS)
                                                                --------------
                                        RESTRUCTURING               SPECIAL                    TOTAL
                                       ---------------           --------------           ----------------
Accrued at December 31, 2001......         $ 5,666                  $ 2,474                   $  8,140

Adjustments.......................            (824)                    (200)                    (1,024)

Disbursed during 2002.............          (1,493)                    (538)                    (2,031)
                                       ---------------           --------------           ----------------

Accrued at June 30, 2002..........         $ 3,349                  $ 1,736                   $  5,085
                                       ===============           ==============           ================

At June 30, 2002:

     Current portion..............         $ 1,866                  $ 1,736                   $ 3,602
     Long-term portion............           1,483                        -                     1,483

5.        ACQUISITIONS

          On December 21, 2001, the Company completed the acquisition of approximately 62% of the issued and outstanding shares of priceline.com Europe Holdings, N.V., the parent company of priceline.com europe Ltd. (together with priceline.com Europe Holdings, N.V., "priceline.com europe") for approximately $24 million, including transaction costs, which was accounted for as a purchase. Priceline.com europe holds the license to the Company's business model in Europe. Prior to the acquisition of priceline.com europe, General Atlantic Partners, LLC and its affiliated entities ("GAP") owned approximately 86%. At the time of the acquisition, GAP owned approximately 5.9 million shares of priceline.com Incorporated common stock according to documents publicly filed with the Securities and Exchange Commission. During the six months ended June 30, 2001, the Company charged priceline.com europe licensing fees of $450,000 and reimbursable expenses of approximately $4.4 million. On a consolidated basis, there were no such fees in the first or second quarter of 2002.

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

          The excess of the cost of the acquisition over the fair value of the net assets acquired was recorded as goodwill. The assets and liabilities were recorded at their estimated fair values as of the acquisition date. Amounts and allocations of costs recorded may require adjustment based upon information coming to the Company's attention. The Company expects in the near term that priceline.com europe will incur operating losses and since the other stockholders of priceline.com europe have no commitment to provide financing, the Company recognized the entire loss for the six months ended June 30, 2002, in its consolidated financial statements subsequent to the acquisition.

          On January 31, 2002, the Company invested an additional $10 million in priceline.com Europe Holdings, N.V., which increased the Company's equity interest in priceline.com europe to approximately 74.6% of the issued and outstanding shares.

6.        OTHER ASSETS

          Other assets at June 30, 2002 and December 31, 2001 consist of the following (in thousands):

                                                                JUNE 30, 2002          DECEMBER 31, 2001
                                                                --------------         -----------------
          Convertible loans and other advances -
          Hutchison-Priceline Limited..................           $     11,110                 $  11,110
          Convertible loans - MyPrice..................                  1,840                     1,840
          Investment in pricelinemortgage..............                  5,862                     5,124
          Other........................................                  1,794                     2,893
                                                                  ------------                 ---------
          Total                                                   $     20,606                 $  20,967
                                                                  ============                 =========

          Convertible loans and other advances-Hutchison Priceline Limited represents a convertible note from the Company's Asian licensee, Hutchison Priceline Limited. Included in the prepaid expenses and other current assets balance is a receivable from the Company's Asian license of approximately $868,000. During the periods ended June 30, 2002 and 2001, the Company charged Hutchison Priceline Limited $250,000 in licensing fees per period, and approximately $216,000 and $271,000, respectively, in reimbursable expenses, in accordance with the Company's agreements.

          Convertible loans-Myprice represents the estimated net realizable value of the amounts due to the Company from its Australian licensee.

          Pricelinemortgage represents the Company's 49% equity investment in pricelinemortgage. In September 2001, the Company converted a debt instrument into a 49% equity interest in pricelinemortgage and, accordingly, has recognized its pro rata share of pricelinemortgage's net income. At June 30, 2002, the investment in pricelinemortgage consists of the Company's original investment of $4.6 million and the Company's cumulative share of pricelinemortgage's earnings of approximately $1.3 million. Robert J. Mylod Jr., the Company's Chief Financial Officer, is a director of, and an investor in, Alliance Capital Partners Inc., the parent company of Alliance Partners. In 1997, Mr. Mylod invested $50,000 in Alliance Capital Partners Inc. and his investment represents less than 1/10 of one percent of Alliance's outstanding common stock.

          In June 2002, the Company purchased the trademarks and registered Internet domain names of Lowestfare.com.

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

          The Warrants provide that at any time the closing sales price of the Company's Common Stock has exceeded $8.90625 (subject to adjustment) for 20 consecutive trading days, the Warrants will automatically be exercised. The exercise price of the Warrant is paid by surrendering .00296875 shares of Series B Preferred Stock for each share of Common Stock purchased. As of June 30, 2002, there were 4,537,199 Warrants outstanding.

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

          On December 5, 2000, the United States District Court for the Northern District of California granted priceline.com's motion for summary judgment with respect to Marketel's theft of trade secret and patent inventorship claims, and ruled that there were triable issues of fact as to Marketel's false advertising claims, although Judge Legge volunteered that it was unlikely that Marketel could establish damages and suggested that these claims should be voluntarily dismissed. The false advertising claims were subsequently dismissed by stipulation, and on February 1,

2001, Judge Legge clarified his inventorship ruling in favor of priceline.com and entered final judgment in favor of priceline.com. On April 25, 2002, the Federal Circuit affirmed the judgment in favor of priceline.com in all respects. On May 9, 2002, Marketel filed a petition for panel rehearing with the Federal Circuit, claiming error in the decision affirming the District Court's judgment. The petition for rehearing was denied on May 21, 2002. Marketel has until August 19, 2002 to file a writ of certiorari asking the U.S. Supreme Court to review the Federal Circuit decision. If no such writ is filed, the judgment in priceline.com's favor will become final.

          Subsequent to the Company's announcement on September 27, 2000 that revenues for the third quarter 2000 would not meet expectations, it was served with the following putative class action complaints:

               - Weingarten v. priceline.com Incorporated and Jay S. Walker
                    3:00 CV 1901 (District of Connecticut).
               -    Twardy v. priceline.com Inc.,
                    Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 3:00 CV 1884 (District of Connecticut).
               -    Berdakina v. priceline.com Inc.,
                    Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 3:00 CV 1902 (District of Connecticut).
               -    Mazzo v. priceline.com Inc.,
                    Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 3:00 CV 1924 (District of Connecticut).
               -    Fialkov v. priceline.com Inc.,
                    Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 3:00 CV 1954 (District of Connecticut).
               -    Licht v. priceline.com Incorporated and
                    Jay S. Walker 3:00 CV 2049 (District of Connecticut).
               -    Ayach v. priceline.com Inc.,
                    Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 3:00 CV 2062 (District of Connecticut).
               -    Zia v. priceline.com Inc.,
                    Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 3:00 CV 1968 (District of Connecticut).
               -    Mazzo v. priceline.com Inc.,
                    Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 3:00 CV 1980 (District of Connecticut).
               -    Bazag v. priceline.com Inc.,
                    Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 3:00 CV 2122 (District of Connecticut).
               -    Breier v. priceline.com Inc.,
                    Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 3:00 CV 2146 (District of Connecticut).
               -    Farzam et al. v. priceline.com Inc.,
                    Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 3:00 CV 2176 (District of Connecticut).
               -    Caswell v. priceline.com Inc.,
                    Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 3:00 CV 2169 (District of Connecticut).
               - Howard Gunty Profit Sharing Plan v. priceline.com Inc. Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 3:00 CV 1917 (District of Connecticut).
               -    Cerelli v. priceline.com Inc.,
                    Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 3:00 CV 1918 (District of Connecticut)

               -    Mayer v. priceline.com Inc.,
                    Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 3:00 CV 1923 (District of Connecticut)
               -    Anish v. priceline.com Inc.,
                    Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 3:00 CV 1948 (District of Connecticut)
               -    Atkin v. priceline.com Inc.,
                    Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 3:00 CV 1994 (District of Connecticut).
               -    Lyon v. priceline.com Inc.,
                    Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 3:00 CV 2066 (District of Connecticut).
               -    Kwan v. priceline.com Inc.,
                    Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 3:00 CV 2069 (District of Connecticut).
               -    Krim v. priceline.com Inc.,
                    Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 3:00 CV 2083 (District of Connecticut).
               -    Karas v. priceline.com Inc.,
                    Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 3:00 CV 2232 (District of Connecticut).
               -    Michols v. priceline.com Inc.,
                    Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 3:00 CV 2280 (District of Connecticut).

          All of these cases have been transferred to Judge Dominick J. Squatrito. On September 12, 2001, Judge Squatrito Ordered that these cases be consolidated under the Master File No. 3:00cv1884 (DJS), and he designated lead plaintiffs and lead plaintiffs' counsel. On October 29, 2001, plaintiffs served a Consolidated Amended Complaint. On February 5, 2002, Amerindo Investment Advisors, Inc., who is one of the lead plaintiffs in the consolidated action, made a motion for leave to withdraw as lead plaintiff in this action. The court has yet to rule on that motion. On February 28, 2002, the Company filed a motion to dismiss the Consolidated Amended Complaint. That motion has been fully briefed. The Court has yet to rule on that motion. On July 26 and August 1, 2002, the Court issued scheduling orders concerning pretrial proceedings. The Company intends to defend vigorously against this action.

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

          On March 16, March 26, April 27, and June 5, 2001, respectively, four putative class action complaints were filed in the U.S. District Court for the Southern District of New York naming priceline.com, Inc., Richard S. Braddock, Jay Walker, Paul Francis, Morgan Stanley Dean Witter & Co., Merrill Lynch, Pierce, Fenner & Smith, Inc., BancBoston Robertson Stephens, Inc. and Salomon Smith Barney, Inc. as defendants (01 Civ. 2261, 01 Civ. 2576, 01 Civ. 3590 and 01 Civ. 4956). Shives et al. v. Bank of America Securities LLC et al., 01 Civ. 4956, also names other defendants and states claims unrelated to the Company. The complaints allege, among other things, that priceline.com and the individual defendants named in the complaints violated the federal securities laws by issuing and selling priceline.com common stock in priceline.com's March 1999 initial public offering without disclosing to investors that some of the underwriters in the offering, including the lead underwriters, had allegedly solicited and received excessive and undisclosed commissions from certain investors. By Orders of Judge Mukasey and Judge Scheindlin dated August 8, 2001, these cases were consolidated for pre-trial purposes with hundreds of other cases, which contain allegations concerning the allocation of shares in the initial public offerings of companies other than priceline.com, Inc. By Order of Judge Scheindlin dated August 14, 2001, the following cases were consolidated for all purposes: 01 Civ. 2261; 01 Civ. 2576; and 01 Civ. 3590. On April 19, 2002, plaintiffs filed a Consolidated Amended Class Action Complaint in these cases. This Consolidated Amended Class Action Complaint makes similar allegations described to those above but with respect to both our March 1999 initial public offering and our August 1999 second public offering of common stock. The named defendants are priceline.com, Inc., Richard S. Braddock, Jay S. Walker, Paul E. Francis, Nancy
B. Peretsman, Timothy G. Brier, Morgan Stanley Dean Witter & Co., Goldman Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith, Inc., Robertson Stephens, Inc. (as successor-in-interest to BancBoston), Credit Suisse First Boston Corp. (as successor-in-interest to Donaldson Lufkin & Jenrette Securities Corp.), Allen & Co., Inc. and Salomon Smith Barney, Inc. Priceline, Richard Braddock, Jay Walker, Paul Francis, Nancy Peretsman, and Timothy Brier, together with other issuer defendants in the consolidated litigation, filed a joint motion to dismiss on July 15, 2002. Plaintiffs have yet to file papers in opposition to that motion. Priceline has not responded to the Consolidated Amended Complaint and the time within which to do so has not yet expired. The Company intends to defend vigorously against these actions.

          The Company has been informed that a sub-committee of the board of directors of Myprice pty. Ltd. has been formed to evaluate whether a lawsuit should be instituted against us in connection with its investment in Myprice. If necessary, the Company will defend against any such suit vigorously.

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

          The Company holds a convertible note with a face amount of approximately $11.1 million that is owed to it by Hutchison-Priceline and is convertible into approximately 35% (on a fully diluted basis) of the equity of Hutchison-Priceline. The Company made this investment at the formation of Hutchison-Priceline in 2000. Hutchison-Priceline officially launched its business operations in the second quarter of 2002 and, as is typical of a newly launched business, it is incurring substantial operating losses consistent with its business plan. The Company expects to make an additional investment in convertible notes of Hutchison-Priceline during the third quarter of 2002. Should Hutchison-Priceline fail to meet its future business objectives, the value of the Company's note is likely to become impaired and could result in a charge to the Company's income statement for the write-down of the note. The Company's investment in Hutchison-Priceline is in the form of a convertible note and the Company does not control Hutchison-Priceline operations. If the Company elects to convert the convertible note to equity it would result in the Company's recognizing approximately 35% of the operating results of Hutchison-Priceline through the "other income (loss)" line item of the Company's income statement which possibly could have a material and adverse effect on the Company's results of operations.

9.        TAXES

          For the six months ended June 30, 2002, the Company has recorded no provision for income taxes due to the availability of previously fully reserved net operating losses which have been utilized to offset the income tax provision.

10.       SUBSEQUENT EVENTS

          On August 11, 2002, U.S. Airways Group, Inc. announced that it had filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. In its announcement, U.S. Airways stated that it had adequate resources to fulfill all its obligations to customers while it restructures and that all tickets on U.S. Airways would continue to be honored and accepted. The Company's four largest airline suppliers, American Airlines, Delta Air Lines, United Airlines and U.S. Airways, together accounted for approximately 86% of the Company's airline ticket revenue in the second quarter of 2002. While the Company does not expect U.S. Airways' bankruptcy filing to have a material adverse effect on its business and results of operations over the near term, the Company is unable at this time to assess the long-term impact of U.S. Airways' bankruptcy filing on its business. If any of the Company's four largest airline suppliers were unable or unwilling to participate in its system, the Company's business and results of operations would be materially and adversely affected.

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

          Our business model and brand are currently, through us or independent licensees, supporting several products and service offerings, including the following:

          - leisure airline tickets, provided by 10 domestic and 24 international airline participants, and travel insurance;

          - hotel rooms, in substantially all major United States markets with more than 50 national hotel chains, and in a limited number of markets outside the United States;

          - rental cars, in substantially all major United States airport markets with five leading rental car chains as participants;

          - home financing services, in substantially all major United States markets, which includes home mortgage services, home equity loans and refinancing services;

          - long distance telephone calling, provided by three carriers, and wireless telephone service, including sales of wireless telephones and service plans, in substantially all United States markets;

          - new automobiles, in substantially all major United States markets;

          - fixed-price cruises and cruise packages, through a third party that accesses major cruise lines; and

          -    vacation packages, in many United States markets.

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

          Our financial prospects are significantly dependant upon our sale of leisure airline tickets. As a result, the health of our business is directly related to the health of the airline industry. After the events of September 11, 2001, in response to an immediate and severe drop in airline ticket demand, the major airlines significantly reduced the number of available airline seats by grounding portions of their fleets. This increased the amount for which an airline needs to sell an existing seat in order to operate profitably, or even to break even. Because our business is tailored to marginal leisure travel (those customers who increase an airline's "load factor", but pay less than the prescribed fare set by the airlines), some of this additional cost to the airlines has been passed on to us, as airlines attempt to raise their average yield per passenger. Our ability to convert demand to sales is a function of our customers' offer price relative to our cost of supply. Therefore, while we have not seen deterioration in the average offer price from customers since September 11, 2001, offer prices are lower in proportion to our cost of supply, which has negatively affected our results.

          Historically, the second quarter is our strongest in terms of results and customer demand. While we believe that demand for airline tickets is recovering from the events of September 11, that recovery slowed during June of 2002, which has historically been the strongest month of our second quarter. We believe that this decrease, which negatively affected our results during the quarter and may continue to do so in the remainder of 2002, was primarily due to difficult industry conditions, including lingering effects of September 11, uncertainty regarding the American economy and the continued aggressive discounting by the airlines. Our results were also, and may continue to be, negatively impacted by lower average offer prices (relative to cost of supply) and less available airline ticket inventory.

          We believe that the decreased airline capacity discussed above, and the resulting increase in load factors on existing flights, has reduced inventory available to us as well as other distribution channels dependant on leisure demand. These trends - unstable airline prices and reduced inventory - have adversely impacted our overall ability to bind customer offers and, when coupled with the significant financial difficulties faced by many of our airline suppliers, contributed to an uncertain competitive environment in which near-term forecasting is very difficult. We believe that this uncertainty, which impacted our results of operations in the first two quarters of 2002, will extend into the third quarter of 2002 and perhaps beyond. See "Factors that May Affect Future Results - We Are Dependant On the Airline Industry and Certain Airlines."

          Another important trend in our industry is the growing number of travel providers competing for share in the online travel market. Consumers have accepted the idea that the Internet is an important tool in researching travel plans and destinations and a secure, convenient and cost effective way to make travel reservations. As a result, the number of companies focusing on and exclusively providing these services is growing. As competition in this marketplace has increased, and continues to do so, we have seen, and expect to continue to see, downward margin pressure. See "FACTORS THAT MAY AFFECT FUTURE RESULTS--INTENSE COMPETITION COULD REDUCE OUR MARKET SHARE AND HARM OUR FINANCIAL PERFORMANCE."

          We intend to combat these trends by continuing to develop our non-air business, in particular our hotel and vacation packages businesses, for which demand remains strong, and to evaluate and implement ways to improve offer quality and our bind rate. However, further terrorist attacks, the bankruptcy or insolvency of a major domestic airline or the withdrawal from our system of an airline supplier could adversely affect our business and results of operations.

          In the second quarter 2002, Northwest Airlines terminated its Airline Participation Agreement with us. While we continue to negotiate with Northwest Airlines concerning its participation and sell a limited number of Northwest airline tickets, we no longer receive discounted "net-fares" from Northwest for sale on our website. We believe that we have been able to direct a majority of the affected customer demand to our other participating airline suppliers and we do not expect Northwest's decision not to participate in our system to have a material adverse effect on our financial results or results of operations. If other airlines withdraw from our system, however, our results could be materially adversely affected. See "FACTORS THAT MAY AFFECT FUTURE RESULTS - WE ARE DEPENDENT ON THE AIRLINE INDUSTRY AND CERTAIN AIRLINES."

          On May 13, 2002, we announced the launch of our vacation packages product. Utilizing our Name Your Own Price/SM/ system, our vacation packages product allows travelers to choose the specific hotel they want, how long they want to stay, the days on which they want to leave and come back and, the price they want to pay for their vacation. As with our airline product, the specific airline and flight times are not disclosed to the consumer in the vacation packages product. We believe that the Internet is a good medium for delivery of the content and information customers desire when making a vacation decision and that the "build-your-own" vacation concept will appeal to a broad segment of the leisure travel purchasing population that was previously uninterested in purchasing package products.

          On May 31, 2002, we entered into an agreement with Lowestfare.com, LLC whereby we purchased the trademarks and domain names of Lowestfare.com. We believe that Lowestfare.com is one of the Internet's strongest discount travel brands. We began offering, and will continue to offer, a version of our Name Your Own PriceSM services for airline tickets, hotel rooms, rental and vacation packages through the www.lowestfare.com Internet site.

          We believe that our success will depend in large part on our ability to continue to maintain profitability, primarily from our travel business, to continue to promote the priceline.com brand and, over time, to offer other products and services on our website. We intend to continue to invest in marketing and promotion, technology and personnel within parameters consistent with attempts to improve operating results. Our goal is to increase operating profits and improve gross margins in an effort to achieve and maintain profitability. Our limited operating history and the uncertain competitive environment described above makes the prediction of future results of operations difficult, and accordingly, we cannot assure you that we will maintain revenue growth or achieve and maintain profitability.

RECENT DEVELOPMENTS

          On July 31, 2002, we announced that our board of directors authorized the repurchase of up to $40 million of our common stock from time to time in the open market or in privately negotiated transactions. In addition, we announced that Cheung Kong (Holdings) Limited and Hutchison Whampoa Limited, who together own approximately 31% of our outstanding common stock, had informed us that they may purchase up to an additional $40 million of priceline.com common stock in the open market or in privately negotiated transactions. Whether and when to initiate and/or complete any purchase of common stock and the amount of common stock purchased will be determined by each company in its complete discretion. Any repurchase by us may or may not occur simultaneously or be coordinated with any purchases of common stock by Cheung Kong and Hutchison Whampoa. As of June 30, 2002, there were approximately 230 million shares of our common stock outstanding.

          On July 31, 2002, we announced the promotion of several executives and the corresponding re-alignment of our operating and management structure. Jeffery H. Boyd, our former President and Chief Operating Officer, was named President and Co-Chief Executive Officer. He will share CEO responsibilities with Chairman Richard S. Braddock. Mitch Truwit, former Executive Vice President, Operations, was named as our new Chief Operating Officer. In addition, the scope of the position of Chief Operating Officer was restructured so that the position will oversee our airline tickets, rental cars, mortgage and telecommunications products and operations, as well as customer service, public relations and our international initiatives. Trey Urbahn, former president of our airline tickets service, was named Chairman of our Travel Services Group, a newly created position, and Chris Soder, formerly President, Lodging, Automotive and Business Development, was named an Executive Vice President.

          On July 31, 2002, we announced that our revenues for the month of July were approximately $92 to $93 million and that we expected our August revenues to be at or slightly below our July revenues. See "FACTORS THAT MAY AFFECT FUTURE RESULTS - FURTHER TERRORIST ATTACKS OR HOSTILITIES OR THE FEAR OF FUTURE ATTACKS COULD HAVE A NEGATIVE IMPACT ON OUR COMPANY."

          On August 11, 2002, U.S. Airways Group, Inc. announced that it had filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. In its announcement, U.S. Airways stated that it had adequate resources to fulfill all its obligations to customers while it restructures and that all tickets on U.S. Airways would continue to be honored and accepted. Our four largest airline suppliers, American Airlines, Delta Air Lines, United Airlines and U.S. Airways, together accounted for approximately 86% of our airline ticket revenue in the second quarter of 2002. While we do not expect U.S. Airways' bankruptcy filing to have a material adverse effect on our business and results of operations over the near term, we are unable at this time to assess the long-term impact of U.S. Airways' bankruptcy filing on our business. If any of our four largest airline suppliers were unable or unwilling to participate in our system, our business and results of operations would be materially and adversely affected. See "FACTORS THAT MAY AFFECT FUTURE RESULTS -WE ARE DEPENDENT ON THE AIRLINE INDUSTRY AND CERTAIN AIRLINES."


RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2001

REVENUES


                                           THREE MONTHS ENDED            %              SIX MONTHS ENDED              %
                                                JUNE 30,              CHANGE                JUNE 30,               CHANGE
                                     ---------------------------      ------      ---------------------------      ------
                                                ($000)                                       ($000)
                                         2002              2001                       2002              2001
                                     ---------         ---------                  ---------         ---------
       TRAVEL REVENUES.............   $302,882          $362,492      (16.4%)      $562,781          $629,512      (10.6%)

       OTHER REVENUES..............      1,574             2,264      (30.5%)         3,560             4,948      (28.1%)
                                     ---------         ---------                  ---------         ---------
       TOTAL REVENUES..............   $304,456          $364,756      (16.5%)      $566,341          $634,460      (10.7%)

          TRAVEL REVENUES

          Travel revenues for the three and six months ended June 30, 2002 and 2001 consisted primarily of: (1) transaction revenues representing the selling price of airline tickets, hotel rooms and rental cars; and (2) ancillary fees, including Worldspan reservation booking fees and customer processing fees offered in connection with the sale of airline tickets, hotel rooms and rental cars.

          During the three months ended June 30, 2002, we sold approximately 921,000, 1,090,000 and 794,000 airline tickets, hotel room nights and rental car days, respectively. During the six months ended June 30, 2002, we sold approximately 1.8 million, 2.0 million and 1.5 million airline tickets, hotel room nights and rental car days, respectively. During the three months ended June 30, 2001, we sold approximately 1.4 million, 680,600 and 922,500 airline tickets, hotel room nights and rental car days, respectively. During the six months ended June 30, 2001, we sold approximately 2.5 million, 1.1 million and
1.5 million airline tickets, hotel room nights and rental car days, respectively. We believe that the 36% decrease in the number of airline tickets sold during the three months ended June 30, 2002, from the same period a year ago, was due primarily to the relatively lower customer offer prices in proportion to our cost of supply, as increases in our inventory costs exceeded increases in our average offer prices for airline tickets. Additionally, there has been a reduction in the inventory of airline seats available to us. These factors have affected our ability to bind customer offers and have negatively impacted our travel revenues. The impact of the decrease in the sale of airline tickets has been partially offset by an increase in the number of hotel room nights sold.

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

                                                                           UNIQUE OFFERS FOR
                                                              ------------------------------------------
                                                              AIRLINE            HOTEL            RENTAL
                                                              TICKETS            ROOMS             CARS
                                                              -------            -----            ------
          THREE MONTHS ENDED          JUNE 30, 2002            40.4%             61.4%             44.3%
          THREE MONTHS ENDED          JUNE 30, 2001            57.2%             60.2%             49.8%
          SIX MONTHS ENDED            JUNE 30, 2002            41.0%             63.6%             45.1%
          SIX MONTHS ENDED            JUNE 30, 2001            54.4%             57.5%             48.3%

          As discussed in the overview to this MD&A, we believe that our travel revenues and bind rate have been negatively impacted by the weak retail fare environment for airline tickets and reduced airline inventory available to us. In particular, we believe that lower retail pricing causes customers who might normally be willing to make the trade-off associated with our products in exchange for savings off of relatively high retail rates, to purchase travel products at the lower retail rates without having to make any trade-offs. In addition, many airlines grounded portions of their fleets in the aftermath of the attacks of September 11, thus decreasing capacity and increasing load factors on existing flights, which we believe reduced airline inventory available to us. In an effort to increase yields, some airlines have also raised our cost or limited inventory in certain circumstances. These trends, which negatively impacted our revenues and bind rate in the fourth quarter of 2001, continued through the first and second quarters of 2002 and we believe will extend into the second half of 2002.

          We added approximately 964,000 and 1.8 million new customers during the three and six months ended June 30, 2002 as compared to 1,025,000 and 1.9 million new customers during the three and six months ended June 30, 2001. In addition, we generated approximately 1.8 and 3.4 million repeat customer offers during the three and six months ended June 30, 2002, respectively, as compared to 1.6 and 2.8 million repeat customer offers during the three and six months ended June 30, 2001, respectively.

          Travel revenues for the three months ended June 30, 2002 decreased approximately 16.4% to $303 million from $362 million for the three months ended June 30, 2001. Travel revenues for the six months ended June 30, 2002 decreased approximately 10.6% to $563 million from $630 million for the six months ended June 30, 2001. These decreases are primarily attributable to the factors described above.

          OTHER REVENUES

          Other revenues during the three and six months ended June 30, 2002 and 2001 consisted primarily of: (1) transaction revenues and fees from our long distance phone service; (2) commissions and fees from our home financing and automobile services; (3) license fees from our international licensees; and (4) marketing revenues.

          Other revenues for the three and six months ended June 30, 2002 decreased approximately 30.5% and 28.1%, respectively, from the same periods a year ago, primarily as a result of the decrease in revenues from our long distance phone service.

COST OF REVENUES AND GROSS PROFIT

                                          THREE MONTHS ENDED               %               SIX MONTHS ENDED            %
                                               JUNE 30,                 CHANGE                 JUNE 30,              CHANGE
                                    ------------------------------     --------       ---------------------------    ------
                                                ($000)                                          ($000)

                                        2002               2001                          2002              2001
                                     ---------           ---------                    ---------         ---------
     COST OF TRAVEL REVENUES........ $ 255,972           $ 303,979      (15.8%)       $ 475,483         $ 529,475     (10.2%)

         % OF TRAVEL REVENUES.......      84.5%               83.9%                        84.5%             84.1%

     COST OF OTHER REVENUES.........       336                 671      (49.9%)             717             1,764     (59.4%)

         % OF OTHER REVENUES........      21.3%               29.6%                        20.1%             35.7%

                                     ---------           ---------                    ---------         ---------
     TOTAL COST OF REVENUES......... $ 256,308           $ 304,650      (15.9%)       $ 476,200         $ 531,239     (10.4%)

         % OF REVENUES..............      84.2%               83.5%                        84.1%             83.7%

          COST OF REVENUES

          COST OF TRAVEL REVENUES. For the three and six months ended June 30, 2002 and 2001, cost of travel revenues consisted primarily of: (1) the cost of airline tickets from our suppliers, net of the federal air transportation tax, segment fees and passenger facility charges imposed in connection with the sale of airline tickets; (2) the cost of hotel rooms from our suppliers, net of hotel tax; and (3) the cost of rental cars from our suppliers, net of applicable taxes. While the cost of travel revenues decreased in total dollars due to reduced sales volume, the relative cost of travel revenues as a percentage of travel revenues increased due to the higher cost of airline tickets from our suppliers.

          COST OF OTHER REVENUES. For the three and six months ended June 30, 2002 and 2001, cost of other revenues consisted of the cost of long distance telephone service provided by our suppliers.

          GROSS PROFIT

                                        THREE MONTHS ENDED               %              SIX MONTHS ENDED             %
                                             JUNE 30,                 CHANGE                JUNE 30,               CHANGE
                                      ------------------------       --------       ------------------------       ------
                                              ($000)                                         ($000)

                                       2002              2001                         2002             2001
                                    --------           -------                      -------         --------
     TRAVEL GROSS PROFIT........... $ 46,910           $58,513        (19.8%)       $87,298         $100,037      (12.7%)

         TRAVEL GROSS MARGIN.......     15.5%             16.1%                        15.5%            15.9%

     OTHER GROSS PROFIT............ $  1,238           $ 1,593        (22.3%)       $ 2,843         $  3,184      (10.7%)

        OTHER GROSS MARGIN.........     78.7%             70.4%                        79.9%            64.3%

     TOTAL GROSS PROFIT............ $ 48,148           $60,106        (19.9%)       $90,141         $103,221      (12.7%)

        TOTAL GROSS MARGIN.........     15.8%             16.5%                        15.9%            16.3%

          TRAVEL GROSS PROFIT. Travel gross profit consists of travel revenues less the cost of travel revenues. We are able to manage the level of gross margins by controlling the price at which we will cause offers to be fulfilled. For the three and six month period ended June 30, 2002, travel gross profit and related travel gross margin decreased from the same periods in 2001 due to pressure on our bind rate and margin for airline tickets due to the factors discussed above. This was partially mitigated by an increase in travel gross profit from the growth in sales of our hotel service. The reduction in travel revenues and increased cost of travel revenues also negatively impacted total gross profit and related total gross margin.

OPERATING EXPENSES

          SALES AND MARKETING

                                           THREE MONTHS ENDED            %             SIX MONTHS ENDED              %
                                                JUNE 30,              CHANGE               JUNE 30,               CHANGE
                                       ------------------------       ------      ------------------------        ------
                                                 ($000)                                     ($000)

                                          2002             2001                      2002             2001
                                       --------        -------                    --------         --------
     ADVERTISING.......................$ 12,777        $ 13,701       (6.7%)      $ 23,004         $ 29,890      (23.0%)

     OTHER SALES & MARKETING...........  11,813          19,117      (38.2%)        22,377           33,551      (33.3%)
                                       --------        --------                    -------          -------

     TOTAL.............................$ 24,590        $ 32,818      (25.1%)      $ 45,381         $ 63,441      (28.5%)

     % OF REVENUES.....................     8.1%            9.0%                       8.0%            10.0%

          Sales and marketing consists of advertising expenses and other sales and marketing expenses. Advertising expenses consist primarily of: (1) television and radio advertising; (2) online and email advertisements; and (3) agency fees, creative talent and production costs for television and radio commercials. For the three and six months ended June 30, 2002, advertising expenses decreased over the same period in 2001 primarily due to an overall decline in the cost of advertising and an effort to reduce our advertising spending. In 2001, we began shifting the focus of our marketing resources from traditional areas of marketing such as television, toward radio advertising and online marketing. We intend to continue to pursue an advertising and branding campaign in order to continue to attract new users and retain existing users, and expect to continue to shift resources to online marketing. In addition, during the third quarter of 2002, we intend to launch television advertisements.

          Other sales and marketing expenses consist primarily of: (1) credit card processing fees; (2) provisions for credit card charge-backs; (3) fees paid to third-party service providers that operate our call centers; and (4) compensation for our sales and marketing personnel. For the three and six months ended June 30, 2002, other sales and marketing expenses decreased from the same period in 2001 due to the variable nature of these costs and the overall reduction in related sales volume and by a reduction in the absolute amount of credit card chargebacks.

     GENERAL AND ADMINISTRATIVE

                                                THREE MONTHS ENDED            %            SIX MONTHS ENDED             %
                                                     JUNE 30,               CHANGE             JUNE 30,               CHANGE
                                             ------------------------       ------       ----------------------       ------
                                                      ($000)                                    ($000)

                                               2002            2001                        2002            2001
                                             -------          -------                    -------         -------
      GENERAL & ADMINISTRATIVE............   $ 7,788          $ 7,477         4.2%       $14,424         $16,881       (14.6%)

      PAYROLL TAX EXPENSE ON EMPLOYEE
      STOCK OPTIONS.......................        16              367       (95.6%)          120             390       (69.2%)

      STOCK BASED COMPENSATION............       250            3,140       (92.0%)          500           8,297       (94.0%)
                                             -------          -------                    -------         -------       -----
      TOTAL...............................   $ 8,054          $10,984       (26.7%)      $15,044         $25,568       (41.2%)

      % OF REVENUES.......................       2.6%             3.0%                       2.7%            4.0%

          General and administrative expenses consist primarily of: (1) costs for personnel; (2) occupancy expenses; (3) telecommunications costs; and (4) fees for outside professionals. For the three months ended June 30, 2002, general and administrative expenses increased over the same period in 2001 primarily as a result of an increase in our directors and officers insurance premium, and an increase in costs due to the consolidation of our European operations. General and administrative expenses decreased during the six months ended June 30, 2002 over the same period in 2001 as a result of a decrease in legal fees and telecom expenses, partially offset by an increase in costs due to the consolidation of our European operations. For the three and six months ended June 30, 2002, stock based compensation decreased over the same periods in 2001 as a result of the completion of the amortization of restricted stock.

          SYSTEMS AND BUSINESS DEVELOPMENT

                                                 THREE MONTHS ENDED            %           SIX MONTHS ENDED            %
                                                      JUNE 30,               CHANGE            JUNE 30,             CHANGE
                                                 ------------------          ------        ------------------       ------
                                                       ($000)                                   ($000)

                                                  2002            2001                    2002            2001
                                                 -------          ------                 -------         ------
     SYSTEMS & BUSINESS
      DEVELOPMENT........................        $10,520          $9,892       6.3%      $21,053         $21,004      0.2%

     % OF REVENUES.......................            3.5%            2.7%                    3.7%            3.3%

          Systems and business development expenses consist primarily of: (1) compensation to our information technology and product development staff; (2) depreciation and amortization on computer hardware and software; (3) payments to outside contractors; and (4) data communications and other expenses associated with operating our Internet site. For the three and six months ended June 30, 2002, systems and business development expenses increased over the same period in 2001 primarily due to the increase in costs due to the consolidation of our European operations.

RESTRUCTURING AND SPECIAL CHARGES

          During 2002, we decreased the liability for the 2000 special charge by approximately $738,000. The reductions primarily resulted from the favorable resolution of certain matters and disbursements made during the quarter. The adjustment was reflected in the "special charge (reversal)" line of the statement of operations.

          During 2002, we decreased the liability for the 2000 restructuring charge by approximately $2.3 million. The reductions resulted from disbursements made and the subleasing of office space under more favorable terms than originally estimated. The adjustment was reflected in the "restructuring charge (reversal)" line of the statement of operations.

EQUITY IN NET INCOME OF PRICELINEMORTGAGE

          Equity in net income of pricelinemortgage for the three and six months ended June 30, 2002, of $245,000 and $737,000 represents the Company's pro rata share of income from the Company's 49% equity investment in pricelinemortgage. There was no comparable income for the three and six months ended June 30, 2001.

INTEREST INCOME

                                             THREE MONTHS ENDED           %              SIX MONTHS ENDED          %
                                                  JUNE 30,             CHANGE               JUNE 30,            CHANGE
                                             ------------------        ------            ----------------       -------
                                                  ($000)                                   ($000)

                                               2002         2001                        2002         2001
                                              ----        ------                       ------       ------
INTEREST INCOME.....................          $788        $1,816       (56.6%)         $1,570       $3,592      (56.3%)

          For the three and six months ending June 30, 2002, interest income on cash and marketable securities decreased primarily due to lower interest rates.

TAXES

          For the three and six months ended June 30, 2002, we have recorded no provision for income taxes due to the availability of fully reserved net operating losses which have been utilized to offset the income tax provision.

RECENT ACCOUNTING PRONOUNCEMENTS

          In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 will be effective for us for disposal activities initiated after December 31, 2002. We are in the process of evaluating the effect that adopting SFAS 146 will have on our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

          As of June 30, 2002 we had approximately $180.2 million in cash, cash equivalents, short-term investments and restricted cash. Approximately $19.6 million is restricted cash collateralizing certain letters of credit issued in favor of certain suppliers and landlords and amounts held by our credit card processor company. We generally invest excess cash, cash equivalents and short-term investments predominantly in debt instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes.

          Net cash provided by operating activities was $16.8 million for the six months ended June 30, 2002, including $12.1 million of net income. Depreciation and amortization and other non-cash items adjusted our net income by $8.7 million. An increase in accounts receivable of $6.8 million and an increase in prepaid expenses of $2.1 million reduced cash provided by operating activities. Net cash provided by operating activities during the period ended June 30, 2001 was $21.2 million. This was primarily attributable to changes in working capital and operations.

          Net cash used in investing activities was $21.6 million and $22.5 million for the six months ended June 30, 2002 and 2001, respectively. In both periods, net cash used in investing activities was partially related to purchases of property and equipment. Also affecting net cash used in investing activities in the six months ended June 30, 2002 and June 30, 2001 was the purchase of short-term investments and marketable securities in the amount of $13.2 million and $20.0 million, respectively.

          We have certain commitments for capital expenditures as part of our ongoing business cycle. None of these commitments are material to our financial position either individually or in the aggregate. Expenditures for additions to property and equipment, is expected to aggregate approximately $12.0 to $20.0 million in 2002. In addition, as discussed in "RECENT DEVELOPMENTS," during the second half of 2002, we may use up to $40.0 million to repurchase our common stock from time to time in the open market or privately negotiated transactions.

          Net cash provided by financing activities was $3.0 million for the six months ended June 30, 2002. This was primarily the result of proceeds from the exercise of employee stock options. Net cash provided by financing activities was $48.5 million for the six months ended June 30, 2001, and was primarily the result of the sale of 23.8 million shares of common stock at a price of $2.10 per share to Hutchison-Whampoa Limited and Cheung Kong (Holdings) Limited in February 2001. Based on public filings with the Securities and Exchange Commission, Hutchison-Whampoa Limited and Cheung Kong (Holdings) Limited collectively owned approximately 31% of our outstanding common stock as of June 30, 2002. See "Factors that May Affect Future Results - Two Large Stockholders Beneficially Own Approximately 31% of Our Stock."

          We may elect to loan additional amounts to Hutchison-Priceline Limited in the second half of 2002.

          We believe that our existing cash balances and liquid resources will be sufficient to fund our operating activities, any share repurchase, capital expenditures and other obligations through at least the next twelve months. However, if during that period or thereafter, we are not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, we may be required to reduce our planned capital expenditures and scale back the scope of our business plan, either of which could have a material adverse effect on our projected financial condition or results of operation. If additional funds were raised through the issuance of equity securities, the percentage ownership of our then current stockholders would be diluted. We cannot assure you that we will generate sufficient cash flow from operations in the future, that revenue growth will be realized or that future borrowings or equity contributions will be available in amounts sufficient to make anticipated capital expenditures or finance our business plan.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

          Sections of this Form 10-Q including, in particular, our Management's Discussion and Analysis of Financial Condition and Results of Operations above, contain forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed, implied or forecasted in any such forward-looking statements.

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

          WE MAY CONTINUE TO INCUR LOSSES

          As of June 30, 2002, we had an accumulated deficit of $1.5 billion. Despite the progress we have made towards sustained profitability, we may incur losses and may not be profitable in future years. In particular, a depressed retail environment for the sale of airline tickets and the general decline in leisure travel since the events of September 11, 2001 have had a negative impact on our business and results of operations. We may not have decreased our operating expenses in connection with our recent restructuring on an on-going basis sufficiently to achieve and sustain profitability in this difficult operating environment.

          WE ARE DEPENDENT ON THE AIRLINE INDUSTRY AND CERTAIN AIRLINES

          Our financial prospects are significantly dependent upon our sale of leisure airline tickets. Sales of leisure airline tickets represented a substantial majority of total revenue for the quarter ended June 30, 2002. Leisure travel, including the sale of leisure airline tickets, is dependent on personal discretionary spending levels. As a result, sales of leisure airline tickets and other leisure travel products tend to decline during general economic downturns and recessions. In addition, unforeseen events, such as terrorist attacks, political instability, regional hostilities, increases in fuel prices, imposition of taxes or surcharges by regulatory authorities, travel-related accidents and unusual weather patterns also may adversely affect the leisure travel industry. As a result, our business also is likely to be affected by those events. Further, work stoppages or labor unrest at any of the major airlines could materially and adversely affect the airline industry and, as a consequence, our business.

          Sales of airline tickets from our five largest airline suppliers accounted for approximately 88.1% and 79.9% of airline ticket revenue for the six months ended June 30, 2002 and 2001, respectively. As a result, currently we are substantially dependent upon the continued participation of these airlines in the priceline.com service in order to maintain and continue to grow our total airline ticket revenues and, as a consequence, our overall revenues.

          We currently have 33 participating airlines. However, our arrangements with the airlines that participate in our system:

               - do not require the airlines to make tickets available for any particular routes;

               - do not require the airlines to provide any specific quantity of airline tickets;

               - do not require the airlines to provide particular prices or levels of discount;

               - do not require the airlines to deal exclusively with us in the public sale of discounted airline tickets;

               -    often limit the manner in which we can sell inventory; and

               -    generally, can be terminated upon little or no notice.

          As a general matter, during the course of our business, we are in continuous dialogue with our major airline suppliers about the nature and extent of their participation in the priceline.com system. In the second quarter 2002, Northwest Airlines terminated its Airline Participation Agreement with us. While we continue to negotiate with Northwest Airlines concerning its participation and sell a limited number of Northwest airline tickets, we no longer receive discounted "net-fares" from Northwest for sale on our website. Should any of our other major suppliers significantly reduce their participation in the priceline.com system for a sustained period of time or withdraw completely, our business and results of operations could be materially and adversely affected.

          Due to our dependence on the airline industry, we could be severely affected by changes in that industry, and, in many cases, we will have no control over such changes or their timing. For example, we believe that our business has been adversely affected by the general reduction in airline capacity and increase in airline load factors since September 11. Further, in the aftermath of the September 11 terrorist attacks, several major U.S. airlines are struggling financially and have either filed for reorganization under the United States Bankruptcy Code or discussed publicly the risks of bankruptcy. To the extent one of the major U.S. airlines that participates in our system declared bankruptcy, it may be unable or unwilling to honor tickets sold for its flights. Our policy in such event would be to direct customers seeking a refund or exchange to the airline, and not to provide a remedy ourselves. Because we are the merchant-of-record on sales of airline tickets to our customers, however, we could experience a significant increase in demands for refunds or credit card charge-backs from customers which would materially and adversely affect our business. In addition, because our customers do not choose the airlines on which they are to fly, the bankruptcy of a major U.S. airline or the possibility of a major U.S. airline declaring bankruptcy could discourage customers from booking airline tickets through us.

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

          THE BANKRUPTCY, DISCONTINUANCE OR CONSOLIDATION OF OUR SUPPLIERS COULD HARM OUR BUSINESS

          We are heavily dependant on our suppliers. In the event that one of our major suppliers voluntarily or involuntarily declares bankruptcy, is unable to successfully emerge from bankruptcy, and we are unable to replace such supplier, our business would be adversely affected. In addition, as discussed in "WE ARE DEPENDENT ON THE AIRLINE INDUSTRY AND CERTAIN AIRLINES," because our customers do not choose the airline, hotel or rental car company on which they are booked, the bankruptcy of a major supplier or even the possibility of a major supplier declaring bankruptcy, could discourage consumers from booking their travel products through us. As of July 30, 2002, three of the five rental car brands that supply our rental car business are currently under the protection of the bankruptcy laws. If any or all of such companies discontinue their business, and we are unable to find other suppliers, our business would suffer. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - RECENT DEVELOPMENTS."

          If one of our major suppliers merges or consolidates with, or is acquired by, another company who either does not participate in the priceline system or who participates on substantially lower levels, the surviving company may elect not to participate in our system or to participate at lower levels than they were previously participating. In such event, if we are unable to divert sales to other suppliers, our business could be adversely affected.

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

          We currently or potentially compete with a variety of companies with respect to each product or service we offer. With respect to travel products, these competitors include:

               - Internet travel services such as Expedia, Travelocity.com, Orbitz, Trips.com and Hotwire, a website that offers discounted fares on opaque inventory;

               -    traditional travel agencies;

               - consolidators and wholesalers of airline tickets and other travel products, including online consolidators such as Hotel Reservation Network and Cheaptickets.com;

               - individual or groups of airlines, hotels, rental car companies, cruise operators and other travel service providers (all of which may provide services by telephone or through a website); and

               - operators of travel industry reservation databases such as Worldspan and Sabre.

          A number of airlines, including a number that participate in our system, have invested in and offer discount airfares and travel services through the Orbitz internet travel service, and a number of airlines, including a number that participate in our system, participate in and have received an equity stake from Hotwire. The June 2001 launch of Orbitz has had a strong impact on the online travel industry. Specifically, because Orbitz is airline-owned, it is in a position to forego certain revenue streams upon which other online travel suppliers may be dependant, such as commissions and global distribution system fees. Orbitz's prices, which unlike ours, are disclosed to the consumer, have typically been lower than other online travel providers offering disclosed price fares.

          Hotwire, which was launched in October 2000, provides airline tickets, hotel room nights and rental car reservations at disclosed prices, although supplier identity and flight times remain opaque. Since its launch, Hotwire has been successful in establishing itself in the online travel marketplace, through aggressive advertising which has had the effect of decreasing our market share. If we are unable to effectively compete with Hotwire, our results will suffer. In addition, in February 2002, several major hotel brands announced the creation of Hotel Distribution System, a joint venture to market hotel rooms over the Internet through multiple websites. Competition from these and other sources could have a material adverse effect on our business, results of operations and financial condition.

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

          FURTHER TERRORIST ATTACKS OR HOSTILITIES OR THE FEAR OF FUTURE ATTACKS COULD HAVE A NEGATIVE IMPACT ON OUR COMPANY

          Our business, like most in the travel industry, was directly and adversely impacted by the terrorist attacks of September 11, 2001. We experienced an immediate and substantial decline in demand for our travel products in the days following the attacks and a significant increase in customer service costs and ticket refunds and cancellations. Advance bookings for airline travel around the September 2002 time frame have, to date, been weak; we believe this is attributable in part to ongoing fears surrounding the anniversary of the September 11th terrorist attacks. Further terrorist attacks, the fear of future attacks, whether in September or otherwise, or hostilities within the United States or abroad (whether or not such attacks involve commercial aircraft) or continued or increased hostilities in the Middle East or elsewhere, are likely to contribute to a general reluctance by the public to travel by air and, as a result, materially and adversely affect our business and results of operations.

          NEW BUSINESSES WE MAY ENTER OR OUR EXISTING LICENSEES MAY NOT BE SUCCESSFUL

          We have entered into, and may enter into in the future, licensing or other arrangements with third parties in connection with the expansion of the priceline.com service. For example, we license our name and business model to pricelinemortgage in connection with our home financing services and to priceline.com Europe, a majority owned subsidiary, and Hutchison-Priceline in connection with the development of our business model in Europe and Asia, respectively. These new businesses typically incur start-up costs and operating losses and may not be successful. Both priceline.com Europe and Hutchison-Priceline have operating losses and will continue to have operating losses for the foreseeable future. If these new businesses are not favorably received by consumers or are unsuccessful, the association of our brand name and business model with these new entities may adversely affect our business and reputation and may dilute the value of our brand name. Further, to the extent that these new businesses are not successful, we may not be able to recover or be reimbursed for our ongoing costs associated with their development and our investment could be impaired, which could have a material adverse effect on our business and results of operations.

          We recorded approximately $23.6 million of goodwill on our balance sheet as a result of our acquisition of priceline.com Europe at the end of 2001. We reviewed the valuation of our goodwill in relationship to both the current performance of priceline.com Europe as well as the future business prospects of priceline.com Europe. While we have thus far successfully managed priceline.com Europe to meet and exceed the majority of the financial goals that were established at the time of our acquisition, there can be no assurance that priceline.com Europe will continue to do so. Such failure could result in our recognizing a charge for the impairment of goodwill associated with our investment in priceline.com Europe.

          In addition, we hold a convertible note with a face amount of approximately $11.1 million that is owed to us by Hutchison-Priceline and is convertible into approximately 35% (on a fully diluted basis) of the equity of Hutchison-Priceline. We made this investment at the formation of Hutchison-Priceline in 2000. Hutchison-Priceline officially launched its business operations in the second quarter of 2002 and, as is typical of a newly launched business, it is incurring substantial operating losses consistent with its business plan. We expect to make an additional investment in convertible notes of Hutchison-Priceline during the third quarter of 2002. Should Hutchison-Priceline fail to meet its future business objectives, the value of our note is likely to become impaired and could result in a charge to our income statement for the write-down of our note. Our investment in Hutchison-Priceline is in the form of a convertible note and we do not control Hutchison-Priceline operations. If we elect to convert the convertible note to equity it would result in our recognizing approximately 35% of the operating results of Hutchison-Priceline through the "other income (loss)" line item of our income statement which possibly could have a material and adverse effect on our results of operations.

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

          TWO LARGE STOCKHOLDERS BENEFICIALLY OWN APPROXIMATELY 31% OF OUR STOCK

          Hutchison Whampoa Limited and its 49.94% shareholder, Cheung Kong (Holdings) Limited, collectively beneficially owned approximately 31% of our outstanding common stock as of June 30, 2002, based on public filings with the Securities and Exchange Commission. Together, Cheung Kong (Holdings) Limited and Hutchison Whampoa Limited have appointed three of the twelve members of our Board of Directors. As a result of their ownership and positions, Cheung Kong (Holdings) Limited and Hutchison Whampoa Limited collectively are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of our company. In addition, both Cheung Kong (Holdings) Limited and Hutchison Whampoa Limited have registration rights with respect to their shares of priceline.com. On September 20, 2001, Cheung Kong (Holdings) Limited and Hutchison Whampoa Limited withdrew a request they had made for us to file a shelf registration statement to sell shares and obtained rights to purchase up to a 37.5% stake (on a fully diluted basis) in priceline.com, subject to certain limitations. There can be no assurance that Cheung Kong (Holdings) Limited, Hutchison Whampoa Limited, or both, will not make another request for registration and dispose of all or substantially all of our common stock held by them at any time after the effectiveness of a shelf registration statement. Sales of significant amounts of shares held by Cheung Kong (Holdings) Limited or Hutchison Whampoa Limited, or the prospect of these sales, could adversely affect the market price of our common stock. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - RECENT DEVELOPMENTS."

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

          Some of our communications infrastructure is provided by WorldCom, Inc. and Metromedia Fiber Networks, Inc. Both of these companies have filed for bankruptcy protection. If WorldCom or Metromedia Fiber Networks are unable, for any reason, to support the communications infrastructure that they provide us, instabilities in our systems could increase until such time as we were able to replace their services.

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

          If our systems cannot be expanded to cope with increased demand or fails to perform, we could experience:

               -    unanticipated disruptions in service;

               -    slower response times;

               -    decreased customer service and customer satisfaction; or

               -    delays in the introduction of new products and services;

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

          While we believe that our issued patents and pending patent applications help to protect our business, there can be no assurance that:

               - any patent can be successfully defended against challenges by third parties;

               - pending patent applications will result in the issuance of patents;

               - competitors or potential competitors of priceline.com will not devise new methods of competing with us that are not covered by our patents or patent applications;

               - because of variations in the application of our business model to each of our products and services, our patents will be effective in preventing one or more third parties from utilizing a copycat business model to offer the same product or service in one or more categories;

               - new prior art will not be discovered which may diminish the value of or invalidate an issued patent; or

               - a third party will not have or obtain one or more patents that prevent us from practicing features of our business or will require us to pay for a license to use those features.

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

          OUR STOCK PRICE IS HIGHLY VOLATILE

          The market price of our common stock is highly volatile and is likely to continue to be subject to wide fluctuations in response to factors such as the following, some of which are beyond our control:

               -    quarterly variations in our operating results;

               - operating results that vary from the expectations of securities analysts and investors;

               - changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

               -    changes in our capital structure;

               - changes in market valuations of other Internet or online service companies;

               - announcements of technological innovations or new services by us or our competitors;

               - announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

               - loss of a major seller participant, such as an airline or hotel chain;

               -    changes in the status of our intellectual property rights;

               - lack of success in the expansion of our business model horizontally or geographically;

               - announcements by third parties of significant claims or proceedings against us or adverse developments in pending proceedings;

               -    additions or departures of key personnel; and

               -    stock market price and volume fluctuations.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          We held our Annual Meeting of Stockholders on May 23, 2002. There were present, in person or by proxy, 191,637,343 shares of common stock at the Annual Meeting. Following are descriptions of the maters voted on and the results of such meeting:


                                                       Number Of Stockholders
                                                    ----------------------------
     Matter Voted On                                   For            Withheld
     ---------------                                -----------       ----------
1.  Election of Directors

    Richard S. Braddock                             186,898,915        4,738,428
    Jeffery H. Boyd                                 188,865,197        2,772,146
    Paul A. Allaire                                 191,060,320          577,023
    Ralph M. Bahna                                  191,071,422          565,921
    William E. Ford                                 191,054,090          583,253
    Edmond Ip                                       191,048,749          588,594
    Dominic Lai                                     189,880,899        1,756,444
    Marshall Loeb                                   191,051,829          585,514
    N.J. Nicholas, Jr.                              191,071,894          565,449
    Nancy B. Peretsman                              191,049,606          587,737
    Ian F. Wade                                     189,896,320        1,741,023

                                                                                                         Broker
                                            For                  Against            Abstaining         Non-votes
                                            ---                  -------            ----------         ---------
2.  Ratification of appointment
    of Deloitte & Touche LLP as
    independent auditors for
    fiscal year ending December
    31, 2002                              189,772,685           1,807,059              57,599               --

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          Please see Note 8 to the Notes to Unaudited Consolidated Financial Statements included in this Form 10-Q and Part I, Item 3 of priceline.com's Annual Report on Form 10-K for the year ended December 31, 2001.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     REPORTS ON FORM 8-K

          On May 2, 2002, we furnished a report on Form 8-K in connection with our first quarter 2002 earnings release. On May 23, 2002, we furnished a report on Form 8-K in connection with our Annual Meeting of Stockholders and the reaffirmation of second quarter 2002 guidance at the Goldman Sachs 3rd Annual Internet News Media and E-Commerce Conference. On June 26, 2002, we furnished a report on Form 8-K in connection with the update of our financial guidance for the second quarter 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              PRICELINE.COM INCORPORATED
                                                     (Registrant)


Date:  August 14, 2002                  By:       /s/ Robert J. Mylod
                                              ----------------------------------
                                               Name:   Robert J. Mylod
                                               Title:  Chief Financial Officer