Form 10-Q
period 2002-09-30
PRICELINE COM INC
filed 2002-11-14
CIK 1075531

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2002

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES /X/. NO / /.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. YES /X/. NO / /.

Number of shares of Common Stock outstanding at November 13, 2002:

  Common Stock, par value $0.008 per share               224,709,658
--------------------------------------------    -----------------------------
                  (Class)                             (Number of Shares)
                           priceline.com Incorporated
                                    Form 10-Q

                    For the Quarter Ended September 30, 2002

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

Consolidated Balance Sheets at September 30, 2002 and December 31, 2001...............................3
Consolidated Statements of Operations For the Three and Nine Months
     Ended September 30, 2002 and 2001................................................................4
Consolidated Statement of Changes in Stockholders' Equity For the Nine Months
     Ended September 30, 2002.........................................................................5
Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2002 and 2001...........6
Notes to Unaudited Condensed Consolidated Financial Statements........................................7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations........14

Item 3. Quantitative and Qualitative Disclosures About Market Risk...................................33

Item 4. Controls and Procedures......................................................................34


PART II - OTHER INFORMATION

Item 1. Legal Proceedings............................................................................34
Item 6. Exhibits and Reports on Form 8-K.............................................................34

SIGNATURES...........................................................................................35

CERTIFICATIONS.......................................................................................36

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           PRICELINE.COM INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                            SEPTEMBER 30,      DECEMBER 31,
                                                                                                2002              2001
                                                                                            -------------      ------------
                                     ASSETS                                                  (UNAUDITED)
Current assets:
     Cash and cash equivalents............................................................  $     66,857       $     99,943
     Restricted cash......................................................................        18,174             15,396
     Short-term investments...............................................................        67,478             49,269
     Accounts receivable, net of allowance for doubtful accounts of $2,581 and $4,170 ....        16,654             15,665
     Prepaid expenses and other current assets............................................         9,068              5,038
                                                                                            ------------       ------------
        Total current assets..............................................................       178,231            185,311

Property and equipment, net...............................................................        25,279             32,266
Goodwill..................................................................................        10,517             23,646
Other assets, primarily related parties in 2001...........................................         9,791             20,967
                                                                                            ------------       ------------
        Total assets......................................................................  $    223,818       $    262,190
                                                                                            ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable.....................................................................  $     40,972       $     45,941
     Accrued expenses.....................................................................        25,861             36,240
     Other current liabilities............................................................         3,495              5,115
                                                                                            ------------       ------------
        Total current liabilities.........................................................        70,328             87,296

Accrued expenses..........................................................................         1,001              2,838
                                                                                            ------------       ------------
        Total liabilities.................................................................        71,329             90,134
                                                                                            ------------       ------------

SERIES B MANDATORILY REDEEMABLE PREFERRED STOCK, $0.01 par value; 80,000 authorized shares; $1,000 liquidation value per share; 80,000 shares issued;
13,469 and 25,345 shares outstanding, respectively........................................        13,470             25,345

Stockholders' equity:
     Common stock, $0.008 par value, authorized 1,000,000,000 shares; issued 235,542,777
        and 229,487,885 shares, respectively..............................................         1,884              1,836
     Treasury stock, 10,837,953 shares and 5,450,236 shares, respectively.................      (338,410)          (326,633)
     Additional paid-in capital...........................................................     2,033,938          2,015,849
     Accumulated deficit..................................................................    (1,558,458)        (1,544,341)
     Cumulative currency translation adjustment...........................................            65                  -
                                                                                            ------------       ------------
        Total stockholders' equity........................................................       139,019            146,711
                                                                                            ------------       ------------
Total liabilities and stockholders' equity................................................  $    223,818       $    262,190
                                                                                            ============       ============

       See notes to unaudited condensed consolidated financial statements.

                           PRICELINE.COM INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                                            SEPTEMBER 30,              SEPTEMBER 30,
                                                        2002          2001           2002         2001
                                                      ---------     ---------     ---------     ---------
Travel revenues...................................    $ 238,121     $ 299,793     $ 800,902     $ 929,305
Other revenues....................................        1,843         2,196         5,403         7,144
                                                      ---------     ---------     ---------     ---------
    Total revenues................................      239,964       301,989       806,305       936,449

Cost of travel revenues...........................      201,949       250,952       677,432       780,427
Cost of other revenues............................          274           605           991         2,369
                                                      ---------     ---------     ---------     ---------
        Total costs of revenues...................      202,223       251,557       678,423       782,796
                                                      ---------     ---------     ---------     ---------

Gross profit......................................       37,741        50,432       127,882       153,653
                                                      ---------     ---------     ---------     ---------

 Operating expenses:
    Sales and marketing...........................       20,794        30,010        66,175        93,451
    General and administrative....................        7,459         6,069        21,883        22,950
    Payroll tax on employee stock options.........            -           297           120           687
    Stock based compensation......................          250         1,015           750         9,312
    Systems and business development..............       10,138        10,160        31,191        31,164
    Restructuring and special charge (reversal)...          (92)            -        (1,116)        1,400
    Severance charge (reversal)...................            -             -           (55)        5,412
    Impairments of investments in licensees.......       24,229             -        24,229             -
                                                      ---------     ---------     ---------     ---------

    Total operating expenses......................       62,778        47,551       143,177       164,376
                                                      ---------     ---------     ---------     ---------

Operating (loss) income...........................      (25,037)        2,881       (15,295)      (10,723)

Other income (expenses):
    Loss on sale of equity investment.............            -             -             -          (946)
    Interest income...............................          656         2,062         2,226         5,654
    Equity in net income of pricelinemortgage.....          394            34         1,131            34
    Gain on disposal of fixed assets.............           164             -           165             -
                                                      ---------     ---------     ---------     ---------
    Total other income............................        1,214         2,096         3,522         4,742
                                                      ---------     ---------     ---------     ---------

Net (loss) income.................................      (23,823)        4,977       (11,773)       (5,981)
Preferred stock dividend..........................         (490)       (8,563)       (2,344)       (8,563)
                                                      ---------     ---------     ---------     ---------
Net loss applicable to common stockholders........    $ (24,313)    $  (3,586)    $ (14,117)    $ (14,544)
                                                      =========     =========     =========     =========

Net loss applicable to common stockholders
  per basic and diluted common share..............    $   (0.11)    $   (0.02)    $   (0.06)    $   (0.07)
                                                      =========     =========     =========     =========
Weighted average number of basic and diluted
  common shares outstanding.......................      227,273       216,132       228,151       198,921
                                                      =========     =========     =========     =========

       See notes to unaudited condensed consolidated financial statements.

                           PRICELINE.COM INCORPORATED
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                COMMON STOCK        ADDITIONAL                       TREASURY STOCK
                                             ------------------     PAID-IN      ACCUMULATED     ---------------------
                                             SHARES      AMOUNT     CAPITAL        DEFICIT       SHARES       AMOUNT
                                             -------    -------   -----------   ------------     -------    ----------
Balance, January 1, 2002...............      229,488    $ 1,836   $ 2,015,849   $ (1,544,341)     (5,450)   $ (326,633)

Comprehensive loss:

Net loss applicable to common
 stockholders..........................            -          -             -        (14,117)          -             -

Currency translation adjustment........            -          -             -              -           -             -

Total comprehensive loss...............

Repurchase of common stock.............            -          -             -              -      (5,388)      (11,777)

Issuance of common stock under deferred
 compensation plans....................          184          1           749              -           -             -

Issuance of preferred stock dividend...          696          6         2,338              -           -             -

Exercise of options and warrants.......        5,175         41        15,002              -           -             -
                                             -------    -------   -----------   ------------     -------    ----------

Balance, September 30, 2002............      235,543    $ 1,884   $ 2,033,938   $ (1,558,458)    (10,838)   $ (338,410)
                                             =======    =======   ===========   ============     =======    ==========

                                               CUMULATIVE
                                                CURRENCY
                                               TRANSLATION
                                                ADJUSTMENT      TOTAL
                                               -----------    ---------
Balance, January 1, 2002...............         $      -      $ 146,711

Comprehensive loss:

Net loss applicable to common
 stockholders..........................                -        (14,117)

Currency translation adjustment........               65             65
                                                              ---------
Total comprehensive loss...............                       $ (14,052)


Repurchase of common stock.............                -        (11,777)

Issuance of common stock under deferred
 compensation plans....................                -            750

Issuance of preferred stock dividend...                -          2,344

Exercise of options and warrants.......                -         15,043
                                                --------      ---------

Balance, September 30, 2002............         $     65      $ 139,019
                                                ========      =========

       See notes to unaudited condensed consolidated financial statements.

                           PRICELINE.COM INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                        NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                      2002            2001
                                                                                    ---------       --------
OPERATING ACTIVITIES:
Net loss.......................................................................     $ (11,773)      $ (5,981)
Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation and amortization............................................        13,799         12,341
      Provision for uncollectible accounts.....................................           760         14,168
      Net loss on sale of equity investments...................................             -            946
      Acceleration of stock options............................................             -             61
      Non-cash severance.......................................................             -          3,076
      Amortization of deferred compensation....................................             -          9,274
      Equity in net income of pricelinemortgage................................        (1,131)           (33)
      Net gain on disposal of fixed assets.....................................          (166)             -
      Impairments of investments in licensees..................................        24,229              -
Changes in assets and liabilities:
      Accounts receivable......................................................        (1,749)       (14,904)
      Prepaid expenses and other current assets................................        (3,568)           860
      Accounts payable and accrued expenses....................................       (17,597)       (10,680)
      Issuance of short-term note receivable...................................             -         (4,501)
      Other....................................................................          (807)           541
                                                                                    ---------       --------
Net cash provided by operating activities......................................         1,997          5,168
                                                                                    ---------       --------
INVESTING ACTIVITIES:
      Additions to property and equipment......................................        (7,408)        (8,194)
      Proceeds from sales of fixed assets......................................           229              -
      Payment of convertible notes and warrants of licensees...................         1,840              -
      Proceeds from sale/maturity of investments...............................             -            770
      Investment in short-term investments/marketable securities...............       (18,209)       (35,106)
      Release (funding) of restricted cash and bank certificates of deposits...        (2,778)         6,555
                                                                                    ---------       --------
Net cash used in investing activities..........................................       (26,326)       (35,975)
                                                                                    ---------       --------
FINANCING ACTIVITIES:
      Shares reacquired for withholding taxes..................................             -         (4,431)
      Proceeds from sale of common stock, net..................................             -         49,459
      Proceeds from exercise of stock options and warrants.....................         3,165          7,768
      Repurchase of common stock...............................................       (11,777)             -
                                                                                    ---------       --------
Net cash (used in) provided by financing activities............................        (8,612)        52,796
                                                                                    ---------       --------
Effect of exchange rate changes on cash and cash equivalents...................          (145)             -
Net (decrease) increase in cash and cash equivalents...........................       (33,086)        21,989
Cash and cash equivalents, beginning of period.................................        99,943         77,024
                                                                                    ---------       --------
Cash and cash equivalents, end of period.......................................     $  66,857       $ 99,013
                                                                                    =========       ========

             See notes to unaudited condensed consolidated financial statements.

                           PRICELINE.COM INCORPORATED
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The Company is responsible for the unaudited condensed consolidated financial statements included in this document. The financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operating results. The Company prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, the Company condensed or omitted certain footnotes or other financial information that are normally required by GAAP for annual financial statements. As these are condensed financials, one should also read the financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

     Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

     Certain amounts in prior periods' financial statements have been reclassified to conform to the current period presentation.

2.   NET INCOME (LOSS) PER SHARE

     The Company computes basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." SFAS 128 requires the Company to report both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. For the three and nine months ended September 30, 2002, for the purpose of calculating earnings per share - basic, the weighted average number of common shares outstanding was 227,273,199 and 228,150,756, respectively. Since the Company incurred a loss applicable to common stockholders for the three- and nine-month periods ended September 30, 2002 and the three- and nine-month periods ended September 30, 2001, the inclusion of options and warrants in the calculation of weighted average common shares is anti-dilutive and, therefore, there is no difference between basic and diluted earnings per share for those periods.

3.   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized but tested for impairment at least annually. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company adopted the provisions of SFAS 142 effective January 1, 2002, and, as a result, will not record goodwill amortization. As the acquisition of the Company's majority interest in priceline.com europe Ltd. occurred after June 30, 2001, the Company had no goodwill amortization for the year ended December 31, 2001. The Company completed a goodwill impairment review as of January 1, 2002, using a fair value approach in accordance with SFAS 142, and found no impairment. During the third quarter 2002, the Company performed a subsequent impairment test and recorded an impairment charge which is described in more detail in Note 5.

     In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 will be effective for the Company for disposal activities initiated after December 31, 2002. The Company will adopt the new standard January 1, 2003.

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

     During 2002, the Company decreased the liability for the 2000 restructuring charge by approximately $2.9 million. The reductions resulted from the subleasing of office space under more favorable terms than originally anticipated (reflected in the "restructuring and special charge (reversal)" line of the statement of operations) and disbursements made during the year.

     During 2002, the Company decreased the liability for the 2000 special charge by approximately $2.5 million. The reductions primarily resulted from the favorable resolution of certain matters partially offset by other required charges (reflected in the "restructuring and special charge (reversal)" line of the statement of operations) and disbursements made during the year.

                                 (IN THOUSANDS)

                                       RESTRUCTURING           SPECIAL               TOTAL
                                       -------------           -------              -------
Accrued at December 31, 2001......        $ 5,666              $ 2,474              $ 8,140

Adjustments.......................           (916)              (1,432)              (2,348)

Disbursed during 2002.............         (2,032)              (1,040)              (3,072)
                                          -------              -------              -------

Accrued at September 30, 2002.....        $ 2,718              $     2              $ 2,720
                                          =======              =======              =======

At September 30, 2002:

     Current portion..............        $ 1,717              $     2              $ 1,719
     Long-term portion............          1,001                    -                1,001

5.   ACQUISITION

     On December 21, 2001, the Company completed the acquisition of approximately 62% of the issued and outstanding shares of priceline.com Europe Holdings, N.V., the parent company of priceline.com europe Ltd. (together with priceline.com Europe Holdings, N.V., "priceline.com europe") for approximately $24 million, including transaction costs, which was accounted for as a purchase. Prior to the acquisition of priceline.com europe, General Atlantic Partners, LLC and its affiliated entities ("GAP") owned approximately 86% of priceline.com Europe Holdings, N.V. At the time of the acquisition, GAP owned approximately
5.9 million shares of priceline.com Incorporated common stock according to documents publicly filed with the Securities and Exchange Commission. During the nine months ended September 30, 2001, the Company charged priceline.com europe licensing fees of $800,000 and reimbursable expenses of approximately $3.0 million. On a consolidated basis, there were no such fees recorded in the first, second or third quarter of 2002.

     On January 31, 2002, the Company invested an additional $10 million in priceline.com Europe Holdings, N.V., which increased the Company's equity interest in priceline.com europe to approximately 74.6% of the issued and outstanding shares.

     William Ford, a principal of GAP, is a member of the Company's board of directors and chairman of the Company's audit committee. Certain investors in priceline.com Europe Holdings, N.V., including certain affiliates of GAP, have the right to put their shares of priceline.com Europe Holdings, N.V. to the Company, at fair market value, in the event of a change in control, as defined, of the Company. These investors own 45,539,999 shares of priceline.com Europe Holdings, N.V.

     The excess of the cost of the acquisition over the fair value of the net assets acquired was approximately $23 million and was recorded as goodwill. The assets and liabilities were recorded at their estimated fair values as of the acquisition date. The Company expects in the near term that priceline.com europe will continue to incur operating losses and since the other stockholders of priceline.com europe have no commitment to provide financing, the Company has recognized the entire loss for the nine months ended September 30, 2002, in its consolidated financial statements subsequent to the acquisition.

     During the third quarter of 2002 the Company performed impairment tests and determined that the carrying amount of goodwill of $22.5 million relating to priceline.com europe Ltd. exceeded its implied fair value by approximately $12 million and accordingly recorded an impairment charge of $12 million. The fair value was determined by third party valuations using generally accepted valuation techniques including the market value of comparable companies (including revenue multiple methodology) and discounted cash flow methods. Underlying the impairment was a continued decline in the market value of priceline.com's common stock, which the Company reviews quarterly as an indicator of possible impairment of priceline.com europe Ltd.'s carrying value, a deterioration in priceline.com europe Ltd.'s operations caused primarily by increasingly competitive conditions among European online travel companies, and a decision in the third quarter of 2002 to reconfigure product offerings.

6.   OTHER ASSETS

     Other assets at September 30, 2002 and December 31, 2001 consist of the following (in thousands):

                                                                  SEPTEMBER 30, 2002     DECEMBER 31, 2001
                                                                  ------------------     -----------------
     Convertible loans and other advances -
              Hutchison-Priceline Limited.........................        $        -              $ 11,110
     Convertible loans - MyPrice..................................                 -                 1,840
     Investment in pricelinemortgage..............................             6,356                 5,124
     Other........................................................             3,435                 2,893
                                                                          ----------              --------
     Total                                                                $    9,791              $ 20,967
                                                                          ==========              ========

     Convertible loans and other advances - Hutchison-Priceline Limited represented a convertible note from the Company's Asian licensee, Hutchison Priceline Limited. During the periods ended September 30, 2002 and 2001, the Company charged Hutchison Priceline Limited $375,000 in licensing fees per period, and approximately $199,000 and $426,000, respectively, in reimbursable expenses, in accordance with the Company's agreements.

     During the third quarter of 2002 the Company performed its periodic evaluation of the progress of the operations of Hutchison Priceline Limited. Factors including increasing negative variances in key operating metrics such as negative gross margins and continuing operating losses, negative net asset position and an increasingly competitive operating environment led the Company to determine that the carrying value of its convertible note no longer reflected its fair value. Accordingly, the Company recorded an impairment charge to reduce the carrying value of its investment in Hutchison Priceline Limited to its fair value. Estimated fair value was determined using cash flow estimates and a review of the market value of comparable companies including the consideration of the decline in the Company's market value and through discussion with third party valuation specialists.

     Convertible loans - MyPrice represented the carrying value of the amounts due to the Company from its Australian licensee. MyPrice has repaid these amounts during the three months ended September 30, 2002.

     Investment in pricelinemortgage represents the Company's 49% equity investment in pricelinemortgage. In September 2001, the Company converted a debt instrument into a 49% equity interest in pricelinemortgage and, accordingly, has recognized its pro rata share of pricelinemortgage's net income. At September 30, 2002, the investment in pricelinemortgage consists of the Company's original investment of $4.6 million and the Company's cumulative share of pricelinemortgage's earnings of approximately $1.8 million. Robert J. Mylod, the Company's Chief Financial Officer, is a director of, and an investor in, Alliance Capital Partners Inc., the parent company of Alliance Partners. In 1997, Mr. Mylod invested $50,000 in Alliance Capital Partners Inc. and his investment represents less than 1/10 of one percent of Alliance's outstanding common stock.

7.   TREASURY STOCK

     On July 31, 2002, the Company's Board of Directors authorized the repurchase of up to $40 million of common stock from time to time in the open market or in privately negotiated transactions. As part of the stock repurchase program, the Company purchased 5,387,717 shares of its common stock for its treasury during the period ended September 30, 2002 at an aggregate cost of approximately $11.8 million. All shares were purchased at prevailing market prices.

     The Company may continue or, from time to time, suspend repurchases of shares under its stock repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors. Whether and when to initiate and/or complete any purchase of common stock and the amount of common stock purchased will be determined in the Company's complete discretion. As of September 30, 2002, there were approximately 224.7 million shares of our common stock outstanding.

8.   DELTA AIR LINES

     During the first quarter of 2001, Delta and the Company agreed to restructure Delta's investment in the Company. Delta exchanged 6,000,000 shares of Series A Convertible Redeemable PIK Preferred Stock for 80,000 shares of a newly created Series B Mandatorily Redeemable Preferred Stock ("Series B Preferred Stock") and warrants (the "Warrants") to purchase approximately 27 million shares of the Company's common stock at an exercise price of $2.97 per share.

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

     The Warrants provide that at any time the closing sales price of the Company's common stock has exceeded $8.90625 (subject to adjustment) for 20 consecutive trading days, the Warrants will automatically be exercised. The exercise price of the Warrant is paid by surrendering .00296875 shares of Series B Preferred Stock for each share of common stock purchased. As of September 30, 2002, there were 4,537,199 Warrants outstanding.

     During 2001, Delta exercised Warrants to purchase approximately 18.4 million shares of the Company's common stock and on January 29, 2002, Delta exercised Warrants to purchase 4 million shares of the Company's common stock. As a result, there are 13,469 shares of Series B Preferred Stock outstanding with an aggregate liquidation preference of approximately $13.5 million and the Company's future semi-annual dividend has been reduced to approximately 242,000 shares of common stock. In accordance with the terms of the Series B Preferred Stock, the Company delivered dividends consisting of 986,491, 454,308 and 241,441 shares of the Company's common stock to Delta on August 6, 2001, February 6, 2002, and August 6, 2002, respectively, and, as a result, the Company recorded non-cash dividend charges, respectively, of $8.6 million, $1.85 million and $490,000 in the third quarter of 2001, the first quarter of 2002 and the third quarter of 2002, respectively.

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

     All of these cases have been assigned to Judge Dominick J. Squatrito. On September 12, 2001, Judge Squatrito Ordered that these cases be consolidated under the Master File No. 3:00cv1884 (DJS), and he designated lead plaintiffs and lead plaintiffs' counsel. On October 29, 2001, plaintiffs served a Consolidated Amended Complaint. On February 5, 2002, Amerindo Investment Advisors, Inc., who is one of the lead plaintiffs in the consolidated action, made a motion for leave to withdraw as lead plaintiff in this action. The court has yet to rule on that motion. On February 28, 2002, the Company filed a motion to dismiss the Consolidated Amended Complaint. That motion has been fully briefed. The Court has yet to rule on that motion. On July 26 and August 1, 2002, the Court issued scheduling orders concerning pretrial proceedings. The Company intends to defend vigorously against this action.

     In addition, the Company has been served with a complaint that purports to be a shareholder derivative action against its Board of Directors and certain of its current and former executive officers, as well as the Company (as a nominal defendant). The complaint alleges breach of fiduciary duty and waste of corporate assets. The action is captioned Mark Zimmerman v. Richard Braddock, J. Walker, D. Schulman, P. Allaire, R. Bahna, P. Blackney, W. Ford, M. Loeb, N. Nicholas, N. Peretsman, and priceline.com Incorporated 18473-NC (Court of Chancery of Delaware, County of New Castle, State of Delaware). On February 6, 2001, all defendants moved to dismiss the complaint for failure to make a demand upon the Board of Directors and failure to state a cause of action upon which relief can be granted. Pursuant to a stipulation by the parties, an amended complaint was filed on June 21, 2001. Defendants renewed their motion to dismiss on August 20, 2001, and plaintiff served his opposition to that motion on October 26, 2001. Defendants filed their reply brief on January 7, 2002. Oral argument on that motion was conducted on April 23, 2002, and decision was reserved. The Company intends to defend vigorously against this action.

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

2576, 01 Civ. 3590 and 01 Civ. 4956). Shives et al. v. Bank of America Securities LLC et al., 01 Civ. 4956, also names other defendants and states claims unrelated to the Company. The complaints allege, among other things, that priceline.com and the individual defendants named in the complaints violated the federal securities laws by issuing and selling priceline.com common stock in priceline.com's March 1999 initial public offering without disclosing to investors that some of the underwriters in the offering, including the lead underwriters, had allegedly solicited and received excessive and undisclosed commissions from certain investors. By Orders of Judge Mukasey and Judge Scheindlin dated August 8, 2001, these cases were consolidated for pre-trial purposes with hundreds of other cases, which contain allegations concerning the allocation of shares in the initial public offerings of companies other than priceline.com, Inc. By Order of Judge Scheindlin dated August 14, 2001, the following cases were consolidated for all purposes: 01 Civ. 2261; 01 Civ. 2576; and 01 Civ. 3590. On April 19, 2002, plaintiffs filed a Consolidated Amended Class Action Complaint in these cases. This Consolidated Amended Class Action Complaint makes similar allegations to those described above but with respect to both our March 1999 initial public offering and our August 1999 second public offering of common stock. The named defendants are priceline.com, Inc., Richard
S. Braddock, Jay S. Walker, Paul E. Francis, Nancy B. Peretsman, Timothy G. Brier, Morgan Stanley Dean Witter & Co., Goldman Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith, Inc., Robertson Stephens, Inc. (as successor-in-interest to BancBoston), Credit Suisse First Boston Corp. (as successor-in-interest to Donaldson Lufkin & Jenrette Securities Corp.), Allen & Co., Inc. and Salomon Smith Barney, Inc. Priceline, Richard Braddock, Jay Walker, Paul Francis, Nancy Peretsman, and Timothy Brier, together with other issuer defendants in the consolidated litigation, filed a joint motion to dismiss on July 15, 2002. That motion is now fully briefed, and oral argument occurred on November 1, 2002. The Court's decision was reserved. The Company intends to defend vigorously against these actions.

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

10.  TAXES

     For the nine months ended September 30, 2002, the Company has recorded no provision for income taxes due to current losses and the availability of previously fully reserved net operating losses which have been utilized to offset the income tax provision.

11.  SUBSEQUENT EVENTS

     On November 5, 2002, the Company announced a repositioning of its non-travel businesses and a reduction in headcount, each of which will cause a reduction in related expenses. The Company's car service will continue to provide new- and used-car buying information and guaranteed quote requests, but will no longer provide a Name-Your-Own-Price(SM) service, and the Company's telecommunications service will continue to offer long distance calling plans, but will no longer sell Name-Your-Own-Price(SM) calling minutes. The repositioning is designed to reduce operating expenses and focus resources on the Company's travel businesses. As part of the repositioning, the Company reduced its workforce by approximately 65 positions. In connection with the reduction in force and the restructuring of the Company's non-travel businesses, the Company will record a charge in the fourth quarter 2002 of approximately $4 to $5 million, consisting primarily of severance costs.

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

     Our business model and brand are currently, through us or independent licensees, supporting several products and service offerings, including the following:

     - leisure airline tickets, provided by 9 domestic and 26 international airline participants, and travel insurance;

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

     -    vacation packages, in many United States markets;

     - home financing services, in substantially all major United States markets, which includes home mortgage services, home equity loans and refinancing services;

     - long distance calling plans, through a third party long distance carrier, in substantially all United States markets; and

     - new and used car buying information and guaranteed quote requests, in substantially all major United States markets.

     On November 5, 2002, as part of a repositioning of our non-travel businesses, we announced the discontinuance of our Name-Your-Own-Price(SM) service for the purchase of automobiles and long distance calling, including sales of wireless telephone and service plans. We continue to offer new and used car buying information, guaranteed quote requests and long distance calling plans.

     In certain instances, we have licensed the priceline.com name and demand collection system to third parties to offer a particular product or service (e.g., HOME FINANCING) or to offer a number of products or services in a distinct international region (e.g., ASIA). Pursuant to these license transactions, we generally receive a royalty under the license and may also receive fees for services and reimbursement of certain expenses. We also hold convertible securities entitling us to acquire a significant percentage of each entity's equity securities upon the occurrence of certain events.

     Our overall financial prospects are significantly dependant upon our sale of leisure airline tickets and, as a result, the health of our business is directly related to the health of the airline industry. The domestic airline industry has experienced significant revenue declines since the beginning of 2001 and most domestic airlines, and many of our major suppliers, are experiencing severe financial difficulties.

     Since the terrorist attacks of September 11, 2001, the major airlines have grounded portions of their fleets and significantly reduced the number of available airline seats. As a result, the amount for which an airline needs to sell an existing seat in order to operate profitably, or even to break even, has increased. Because our business is tailored to marginal leisure travel (those customers who increase an airline's "load factor," but pay less than the prescribed fare set by the airlines), some of this additional cost to the airlines has been passed on to us, as airlines attempt to raise their average yield per passenger. Therefore, while we have not seen a deterioration in the average offer price from customers since September 11, 2001, offer prices are lower in proportion to our cost of supply (which is higher), which has negatively affected our "bind rate," or ability to convert demand to sales. Our bind rate has also been negatively impacted by a reduction in available inventory. We believe that the decreased airline capacity discussed above, and the resulting pressure on load factors on existing flights, has reduced the level of inventory available to us as well as other distribution channels dependent on leisure demand.

     We believe that over time, our lower bind rate may negatively impact demand for our airline tickets. Lingering effects of September 11, continued aggressive discounting by the airlines, competition from other on-line distribution channels, and uncertainty regarding the American economy and hostilities in the Middle East or elsewhere, we believe have, and may continue to, negatively impact our airline ticket demand into 2003. In addition to the factors discussed above, our results for the third quarter were negatively impacted by unusually low sales of airline tickets in September 2002. While September is historically a slow month in the airline industry, we believe that consumer anxiety related to the first anniversary of the September 11 terrorist attacks contributed to an industry-wide decrease in sales of airline tickets in September 2002.

     As a result, near term forecasting is very difficult and we are not currently forecasting a recovery in the airline industry or an improvement during 2003 in our airline ticketing business.

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

     We intend to combat these trends by continuing to develop our non-air business, in particular our hotel and vacation packages businesses, for which demand remains strong, and to evaluate and implement ways to improve offer quality and our bind rate. However, further terrorist attacks, hostilities in the Middle East, the bankruptcy or insolvency of a major domestic airline or the withdrawal from our system of a major airline or hotel supplier could adversely affect our business and results of operations.

     A number of travel suppliers, particularly airlines, have indicated publicly that as part of an effort to reduce distribution costs they intend to reduce their dependence over time on what they view to be "expensive" global distribution systems (GDSs) like Worldspan and intend to reduce the amount of fees paid to such GDSs. To this end, a number of travel providers have required that websites rebate to the travel provider all or part of the reservation booking fees associated with each airline ticket or hotel room booking obtained by the website from the GDS used to book the airline ticket or hotel room. For example, Orbitz shares with certain of its airline participants the fees remitted by Worldspan to Orbitz. We have been and believe that we will continue to be under pressure from our travel suppliers to rebate to our suppliers all or a portion of the Worldspan reservation booking fee we receive in connection with the sale of airline tickets and hotel rooms. To the extent we are required to forego all or a significant portion of the Worldspan distribution fees we currently receive, it could have a material adverse effect on our financial condition and results of operations. In addition, on November 12, 2002, the Department of Transportation issued a notice of proposed rulemaking that proposed to eliminate several existing provisions that regulated GDSs, including eliminating the requirement that each airline with an ownership in a GDS participate in competing systems at the same level at which it participates in its own. At this time, we are unable to assess the long-term impact adoption of these proposed rules would have on our business.

     On July 31, 2002, we announced that our board of directors authorized the repurchase of up to $40 million of our common stock from time to time in the open market or in privately negotiated transactions. In addition, we announced that Cheung Kong (Holdings) Limited and Hutchison Whampoa Limited, who together own approximately 34% of our outstanding common stock, had informed us that they may purchase up to an additional $40 million of priceline.com common stock in the open market or in privately negotiated transactions. As of September 30, 2002, we repurchased 5,387,717 shares of our common stock as part of our stock repurchase program. Whether and when to complete any purchase of common stock and the amount of common stock purchased will be determined by each company in its complete discretion. Any repurchase by us may or may not occur simultaneously or be coordinated with any purchases of common stock by Cheung Kong and Hutchison Whampoa. As of September 30, 2002, there were approximately
224.7 million shares of our common stock outstanding.


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

     On August 11, 2002, U.S. Airways Group, Inc. announced that it had filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. In its announcement, U.S. Airways stated that it had adequate resources to fulfill all of its obligations to customers while it restructures and that all tickets on U.S. Airways would continue to be honored and accepted. Our four largest airline suppliers, American Airlines, Delta Air Lines, United Airlines and U.S. Airways, together accounted for approximately 84% of our airline ticket revenue in the third quarter of 2002. While we do not expect U.S. Airways' bankruptcy filing to have a material adverse effect on our business and results of operations over the near term, we are unable at this time to assess the long-term impact of U.S. Airways' bankruptcy filing on our business. If any of our four largest airline suppliers were unable or unwilling to participate in our system, as a result of bankruptcy, voluntary withdrawal, or otherwise, our business and results of operations would be materially and adversely affected. See "FACTORS THAT MAY AFFECT FUTURE RESULTS - WE ARE DEPENDENT ON THE AIRLINE INDUSTRY AND CERTAIN AIRLINES."

     We believe that our success will depend in large part on our ability to achieve sustained profitability, primarily from our travel business, to continue to promote the priceline.com brand and, over time, to offer other products and services on our website. We intend to continue to invest in marketing and promotion, technology and personnel within parameters consistent with attempts to improve operating results. Our goal is to increase operating profits and improve gross margins in an effort to achieve and maintain profitability. Our limited operating history and the uncertain competitive environment described above makes the prediction of future results of operations difficult, and accordingly, we cannot assure you that we will maintain revenue growth or achieve and maintain profitability.

RECENT DEVELOPMENTS

     On November 5, 2002, we announced a repositioning of our non-travel businesses and a reduction in headcount, each of which will cause a reduction in related expenses. Our car service will continue to provide new- and used-car buying information and guaranteed quote requests, but will no longer provide a Name-Your-Own-Price(SM) service, and our telecommunications service will continue to offer long distance calling plans, but will no longer sell Name-Your-Own-Price(SM) calling minutes. The repositioning is designed to reduce operating expenses and focus resources on our travel businesses. As part of the repositioning, we reduced our workforce by approximately 65 positions. In connection with the reduction in force and the restructuring of our non-travel businesses, we will record a charge in the fourth quarter 2002 of approximately $4 to $5 million, consisting primarily of severance costs.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

REVENUES

                          THREE MONTHS ENDED           %           NINE MONTHS ENDED            %
                             SEPTEMBER 30,           CHANGE          SEPTEMBER 30,           CHANGE
                        -----------------------      ------     -----------------------      ------
                                ($000)                                  ($000)
                           2002          2001                      2002          2001
                        ---------     ---------                 ---------     ---------
   TRAVEL REVENUES..... $ 238,121     $ 299,793      (20.6%)    $ 800,902     $ 929,305      (13.8%)
   OTHER REVENUES......     1,843         2,196      (16.1%)        5,403         7,144      (24.4%)
                        ---------     ---------                 ---------     ---------
   TOTAL REVENUES...... $ 239,964     $ 301,989      (20.5%)    $ 806,305     $ 936,449      (13.9%)

     TRAVEL REVENUES

     Travel revenues for the three and nine months ended September 30, 2002 and 2001 consisted primarily of: (1) transaction revenues representing the selling price of airline tickets, hotel rooms and rental cars; and (2) ancillary fees, including Worldspan reservation booking fees and customer processing fees offered in connection with the sale of airline tickets, hotel rooms and rental cars.

     During the three months ended September 30, 2002, we sold approximately 644,000, 1,145,000 and 741,000 airline tickets, hotel room nights and rental car days, respectively. During the nine months ended September 30, 2002, we sold approximately 2.4 million, 3.1 million and 2.3 million airline tickets, hotel room nights and rental car days, respectively. During the three months ended September 30, 2001, we sold approximately 1.2 million, 879,900 and 895,600 airline tickets, hotel room nights and rental car days, respectively. During the nine months ended September 30, 2001, we sold approximately 3.7 million, 2.0 million and 2.4 million airline tickets, hotel room nights and rental car days, respectively. We believe that the 46% decrease in the number of airline tickets sold during the three months ended September 30, 2002, from the same period a year ago, was due primarily to the relatively lower customer offer prices in proportion to our cost of supply, as increases in our inventory costs exceeded increases in our average offer prices for airline tickets. Additionally, reduced airline capacity has caused a reduction in the inventory of airline seats available to us. These factors have affected our ability to bind customer offers and have negatively impacted our travel revenues. The impact of the decrease in the sale of airline tickets has been partially offset by an increase in the number of hotel room nights sold.

     Our "bind" rate is the percentage of unique offers that we ultimately fulfill. Each initial offer and any resubmitted offers are treated as a single offer - a unique offer - for purposes of measuring our total offer volume and our offer fulfillment rates. Our "bind rate" for all unique airline ticket, hotel room and rental car offers were as follows:

                                                                              UNIQUE OFFERS FOR
                                                                              -----------------
                                                                AIRLINE             HOTEL          RENTAL
                                                                TICKETS             ROOMS           CARS
                                                                -------             -----          ------
          THREE MONTHS ENDED          SEPTEMBER 30, 2002         36.9%              58.0%           47.5%
          THREE MONTHS ENDED          SEPTEMBER 30, 2001         53.9%              61.0%           51.2%
          NINE MONTHS ENDED           SEPTEMBER 30, 2002         39.8%              61.4%           45.9%
          NINE MONTHS ENDED           SEPTEMBER 30, 2001         54.2%              59.0%           49.4%

     As discussed in the overview to our Management's Discussion and Analysis of Financial Condition and Results of Operations, we believe that our travel revenues and bind rate have been negatively impacted by the weak retail fare environment for airline tickets and reduced airline inventory available to us. In particular, we believe that lower retail pricing causes customers who might normally be willing to make the trade-off associated with our products in exchange for savings off of relatively high retail rates, to purchase travel products at the lower retail rates without having to make any trade-offs. In addition, many airlines grounded portions of their fleets in the aftermath of the attacks of September 11, thus decreasing capacity and increasing load factors on existing flights, which we believe reduced airline inventory available to us. In an effort to increase yields, some airlines have also raised our cost or limited inventory in certain circumstances. These trends, which negatively impacted our revenues and bind rate in the fourth quarter of 2001, continued through the first three quarters of 2002 and we believe will extend into the fourth quarter of 2002 and into 2003.

     We added approximately 825,000 and 2.7 million new customers during the three and nine months ended September 30, 2002 as compared to 927,300 and 2.8 million new customers during the three and nine months ended September 30, 2001. In addition, we generated approximately 1.7 and 5.1 million repeat customer offers during the three and nine months ended September 30, 2002, respectively, as compared to 1.6 and 4.4 million repeat customer offers during the three and nine months ended September 30, 2001, respectively.

     Travel revenues for the three months ended September 30, 2002 decreased approximately 20.6% to $238 million from $300 million for the three months ended September 30, 2001. Travel revenues for the nine months ended September 30, 2002 decreased approximately 13.8% to $801 million from $929 million for the nine months ended September 30, 2001. These decreases are primarily attributable to the factors described above.

     OTHER REVENUES

     Other revenues during the three and nine months ended September 30, 2002 and 2001 consisted primarily of: (1) transaction revenues and fees from our long distance phone service; (2) commissions and fees from our home financing and automobile services; (3) license fees from our international licensees; and (4) marketing revenues.

     Other revenues for the three and nine months ended September 30, 2002 decreased approximately 16.1% and 24.4%, respectively, from the same periods a year ago, primarily as a result of the decrease in revenues from our long distance phone service. As discussed in Recent Developments above, we have repositioned our car and telecommunications services.

COST OF REVENUES AND GROSS PROFIT

                                          THREE MONTHS ENDED             %                NINE MONTHS ENDED            %
                                             SEPTEMBER 30,            CHANGE                SEPTEMBER 30,           CHANGE
                                      --------------------------      ------        ---------------------------     ------
                                               ($000)                                          ($000)
                                        2002             2001                         2002               2001
                                      ---------        ---------                    ---------         ---------
  COST OF TRAVEL REVENUES..........   $ 201,949        $ 250,952      (19.5%)       $ 677,432         $ 780,427     (13.2%)
      % OF TRAVEL REVENUES.........        84.8%            83.7%                        84.6%             84.0%
  COST OF OTHER REVENUES...........   $     274        $     605      (54.7%)       $     991         $   2,369     (58.2%)
      % OF OTHER REVENUES..........        14.9%            27.6%                        18.3%             33.2%
                                      ---------        ---------                    ---------         ---------
  TOTAL COST OF REVENUES...........   $ 202,223        $ 251,557      (19.6%)       $ 678,423         $ 782,796     (13.3%)
      % OF REVENUES................        84.3%            83.3%                        84.1%             83.6%

     COST OF REVENUES

     COST OF TRAVEL REVENUES. For the three and nine months ended September 30, 2002 and 2001, cost of travel revenues consisted primarily of: (1) the cost of airline tickets from our suppliers, net of the federal air transportation tax, segment fees and passenger facility charges imposed in connection with the sale of airline tickets; (2) the cost of hotel rooms from our suppliers, net of hotel tax; and (3) the cost of rental cars from our suppliers, net of applicable taxes. While the cost of travel revenues decreased in total dollars due to reduced sales volume, the relative cost of travel revenues as a percentage of travel revenues increased due to the higher cost of airline tickets from our suppliers.

     COST OF OTHER REVENUES. For the three and nine months ended September 30, 2002 and 2001, cost of other revenues consisted of the cost of long distance telephone service provided by our suppliers.

     GROSS PROFIT

                                     THREE MONTHS ENDED              %              NINE MONTHS ENDED             %
                                        SEPTEMBER 30,             CHANGE               SEPTEMBER 30,            CHANGE
                                 --------------------------       ------       ---------------------------      ------
                                          ($000)                                         ($000)
                                   2002              2001                        2002               2001
                                 --------          --------                    ---------         ---------
TRAVEL GROSS PROFIT............  $ 36,172          $ 48,841       (25.9%)      $ 123,470         $ 148,878      (17.1%)
   TRAVEL GROSS MARGIN.........      15.2%             16.3%                        15.4%             16.0%
OTHER GROSS PROFIT.............  $  1,569          $  1,591        (1.4%)      $   4,412         $   4,775       (7.6%)
   OTHER GROSS MARGIN..........      85.1%             72.4%                        81.7%             66.8%
TOTAL GROSS PROFIT.............  $ 37,741          $ 50,432       (25.2%)      $ 127,882         $ 153,653      (16.8%)
   TOTAL GROSS MARGIN..........      15.7%             16.7%                        15.9%             16.4%

     TRAVEL GROSS PROFIT. Travel gross profit consists of travel revenues less the cost of travel revenues. We are able to manage the level of gross margin by controlling the price at which we will cause offers to be fulfilled. For the three- and nine-month periods ended September 30, 2002, travel gross profit and related travel gross margin decreased from the same periods in 2001 due to pressure on our bind rate and margin for airline tickets due to the factors discussed above. This was partially mitigated by an increase in travel gross profit from the growth in sales of our hotel service. The reduction in travel revenues and increased cost of travel revenues also negatively impacted total gross profit and related total gross margin.

OPERATING EXPENSES

     SALES AND MARKETING

                                       THREE MONTHS ENDED            %             NINE MONTHS ENDED             %
                                          SEPTEMBER 30,           CHANGE              SEPTEMBER 30,           CHANGE
                                    ------------------------      ------       -------------------------      ------
                                             ($000)                                      ($000)
                                      2002            2001                       2002             2001
                                    --------        --------                   --------         --------
  ADVERTISING...................... $ 11,649        $  9,600       21.3%       $ 34,653         $ 39,490      (12.2%)
  OTHER SALES AND MARKETING..........    9,145          20,410      (55.2%)        31,522           53,961      (41.6%)
                                    --------        --------                   --------         --------
  TOTAL............................ $ 20,794        $ 30,010      (30.7%)      $ 66,175         $ 93,451      (29.2%)
  % OF REVENUES....................     8.7%             9.9%                       8.2%            10.0%

     Sales and marketing consists of advertising expenses and other sales and marketing expenses. Advertising expenses consist primarily of: (1) television and radio advertising; (2) online and e-mail advertisements; and (3) agency fees, creative talent and production costs for television and radio commercials. For the three months ended September 30, 2002, advertising expenses increased over the same period in 2001 primarily due to the timing of the launch of our television advertisements and our increase in on-line advertising. For the nine months ended September 30, 2002, advertising expenses decreased over the same period in 2001 primarily due to the decrease in television advertising which was partially offset by an increase in on-line and radio advertising. In the third quarter 2002, sales and marketing expenses benefited from the favorable resolution of certain previous obligations offset by additional advertising expenditures in the third quarter. The net result of these items did not have a material impact on either the total sales and marketing expense or the total operating results for the quarter. In 2001, we began shifting the focus of our marketing resources from traditional areas of marketing such as television, toward radio advertising and online marketing. We intend to continue to pursue an advertising and branding campaign in order to continue to attract new users and retain existing users. In addition, we expect to increase our advertising expenditures in the first quarter of 2003 and anticipate that we will have one of our largest quarterly advertising expenditures in almost two years in that period.

     Other sales and marketing expenses consist primarily of: (1) credit card processing fees; (2) provisions for credit card charge-backs; (3) fees paid to third-party service providers that operate our call centers; and (4) compensation for our sales and marketing personnel. For the three and nine months ended September 30, 2002, other sales and marketing expenses decreased from the same period in 2001 due to the variable nature of these costs and the overall reduction in related sales volume, and by a reduction in the absolute amount of credit card charge-backs.

     GENERAL AND ADMINISTRATIVE

                                          THREE MONTHS ENDED            %             NINE MONTHS ENDED             %
                                             SEPTEMBER 30,            CHANGE            SEPTEMBER 30,            CHANGE
                                       ------------------------       ------      ------------------------       ------
                                               ($000)                                     ($000)
                                         2002            2001                       2002            2001
                                       -------          -------                   --------        --------
GENERAL AND ADMINISTRATIVE..........   $ 7,459          $ 6,069        22.9%      $ 21,883        $ 22,950        (4.6%)
PAYROLL TAX EXPENSE ON EMPLOYEE
 STOCK OPTIONS......................         -              297      (100.0%)          120             687       (82.5%)
STOCK BASED COMPENSATION............       250            1,015       (75.4%)          750           9,312       (91.9%)
                                       -------          -------                   --------        --------
TOTAL...............................   $ 7,709          $ 7,381        (4.4%)     $ 22,753        $ 32,949       (30.9%)
% OF REVENUES.......................       3.2%             2.4%                       2.8%            3.5%

     General and administrative expenses consist primarily of: (1) costs for personnel; (2) occupancy expenses; (3) telecommunications costs; and (4) fees for outside professionals. For the three months ended September 30, 2002, general and administrative expenses increased over the same period in 2001 primarily as a result of an increase in our directors and officers insurance premium and an increase in costs due to the consolidation of our European operations. General and administrative expenses decreased during the nine months ended September 30, 2002 from the same period in 2001 as a result of a decrease in legal fees and telecom expenses, partially offset by an increase in costs due to the consolidation of our European operations. For the three and nine months ended September 30, 2002, stock based compensation decreased over the same periods in 2001 as a result of the completion of the amortization of restricted stock.

     SYSTEMS AND BUSINESS DEVELOPMENT

                                               THREE MONTHS ENDED          %            NINE MONTHS ENDED            %
                                                  SEPTEMBER 30,          CHANGE           SEPTEMBER 30,            CHANGE
                                            ------------------------     ------      ----------------------        ------
                                                    ($000)                                   ($000)
                                              2002            2001                     2002          2001
                                            --------        --------                 --------      --------
SYSTEMS AND BUSINESS
 DEVELOPMENT........................        $ 10,138        $ 10,160     (0.2%)      $ 31,191      $ 31,164         0.1%

% OF REVENUES.......................             4.2%            3.4%                     3.9%          3.3%

     Systems and business development expenses consist primarily of: (1) compensation to our information technology and product development staff; (2) depreciation and amortization on computer hardware and software; (3) payments to outside contractors; and (4) data communications and other expenses associated with operating our Internet site. For the three and nine months ended September 30, 2002, systems and business development expenses remained relatively the same as the same periods in 2001. In the third quarter 2002, systems and business development expenses were impacted by certain adjustments related to the favorable resolution of certain outstanding obligations. In the absence of such adjustments in the third quarter 2002, systems and business development expense would have been approximately 9.4% higher than the amount recorded during the three months ended September 30, 2001, and 3.2% higher than the amount recorded during the nine months ended September 30, 2001.

RESTRUCTURING AND SPECIAL CHARGES

     During 2002, we decreased the liability for the 2000 restructuring charge by approximately $2.9 million. The reductions resulted from the subleasing of office space under more favorable terms than originally anticipated (reflected in the "restructuring and special charge (reversal)" line of the statement of operations) and disbursements made during the year.

     During 2002, we decreased the liability for the 2000 special charge by approximately $2.5 million. The reductions primarily resulted from the favorable resolution of certain matters partially offset by other required charges (reflected in the "restructuring and special charge (reversal)" line of the statement of operations) and disbursements made during the year.

IMPAIRMENTS IN INVESTMENTS OF LICENSEES

     During the third quarter of 2002 we performed impairment tests and determined that the carrying amount of goodwill of $22.5 million related to our European licensee exceeded its implied fair value by approximately $12 million and accordingly recorded an impairment charge of $12 million. The fair value was determined by third party valuations using generally accepted valuation techniques including the market value of comparable companies (including revenue multiple methodology) and discounted cash flow. Underlying the impairment was a continued decline in the market value of priceline.com's common stock, which we review quarterly as an indicator of possible impairment of priceline.com europe Ltd.'s carrying value, a deterioration in priceline.com europe Ltd.'s operations caused primarily by increasingly competitive conditions among European online travel companies and a decision in the third quarter of 2002 to reconfigure product offerings.

     During the third quarter of 2002 we performed a periodic evaluation of the progress of the operations of Hutchison Priceline Limited. Factors including increasing negative variances in key operating metrics such as negative gross margins and continuing operating losses, negative net asset position and an increasingly competitive operating environment led us to determine that the carrying value of our convertible note no longer reflected its fair value. Accordingly, we recorded an impairment charge. Estimated fair value was determined using cash flow estimates and a review of the market value of comparable companies including the consideration of the decline in our market value and through discussion with third party valuation specialists. We may elect to make additional investments in Hutchison Priceline Limited in the future.

INTEREST INCOME

                                             THREE MONTHS ENDED          %            NINE MONTHS ENDED         %
                                                SEPTEMBER 30,          CHANGE           SEPTEMBER 30,         CHANGE
                                            --------------------       ------       --------------------      ------
                                                   ($000)                                  ($000)
                                             2002          2001                       2002         2001
                                            ------       -------                    -------      -------
INTEREST INCOME.....................        $  656       $ 2,062       (68.2%)      $ 2,226      $ 5,654      (60.6%)

     For the three- and nine-months ended September 30, 2002, interest income on cash and marketable securities decreased primarily due to a lower cash balance and lower interest rates.

EQUITY IN NET INCOME OF PRICELINEMORTGAGE

     Equity in net income of pricelinemortgage for the three and nine months ended September 30, 2002, of $394,000 and $1.1 million represents the Company's pro rata share of income from the Company's 49% equity investment in pricelinemortgage. For the three and nine months ended September 30, 2001, equity in net income of pricelinemortgage was $34,000.

TAXES

     For the three and nine months ended September 30, 2002, we have recorded no provision for income taxes due to current losses and the availability of fully reserved net operating losses which have been utilized to offset the income tax provision.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 will be effective for us for disposal activities initiated after December 31, 2002. We will adopt the new standard January 1, 2003.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2002 we had approximately $152.5 million in cash and cash equivalents, short-term investments and restricted cash. Approximately $18.2 million is restricted cash collateralizing certain letters of credit issued in favor of certain suppliers and landlords and amounts held by our credit card processor company. We generally invest excess cash, cash equivalents and short-term investments predominantly in debt instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes.

     Because we collect cash up front from our customers and then pay our suppliers over a ten to fifteen day period, we tend to experience significant swings in supplier payables depending on the absolute level of our cost of revenue during the last few weeks of every quarter. This can cause volatility in working capital levels and impact cash balances more or less than our operating income would indicate.

     Net cash provided by operating activities was $2.0 million for the nine months ended September 30, 2002. Depreciation and amortization and other non-cash items, including the impairments of investments in licensees, affected our cash provided by operating activities by $37.5 million. A decrease in accounts payable of $17.6 million reduced cash provided by operating activities. Net cash provided by operating activities during the period ended September 30, 2001 was $5.2 million. This was primarily attributable to changes in working capital and operations, primarily accounts receivables and accounts payables.

     Net cash used in investing activities was $26.3 million and $36.0 million for the nine months ended September 30, 2002 and 2001, respectively. In both periods, net cash used in investing activities was partially related to purchases of property and equipment. Also affecting net cash used in investing activities in the nine months ended September 30, 2002 and September 30, 2001 was the purchase of short-term investments and marketable securities in the amount of $18.2 million and $35.1 million, respectively.

     We have certain commitments for capital expenditures as part of our ongoing business cycle. None of these commitments are material to our financial position either individually or in the aggregate. Expenditures for additions to property and equipment, is expected to aggregate approximately $10.0 to $12.0 million in 2002. On July 31, 2002, our board of directors authorized the repurchase of up to $40 million of common stock from time to time in the open market or in privately negotiated transactions. As part of the stock repurchase program, we purchased 5,387,717 shares of our common stock for our treasury during the period ended September 30, 2002 at an aggregate cost of approximately $11.8 million.

     Net cash used in financing activities was $8.6 million for the nine months ended September 30, 2002. This was primarily the result of our repurchase of our common stock, which was partially offset by proceeds from the exercise of employee stock options. Net cash provided by financing activities was $52.8 million for the nine months ended September 30, 2001, and was primarily the result of the sale of 23.8 million shares of common stock at a price of $2.10 per share to Hutchison Whampoa Limited and Cheung Kong (Holdings) Limited in February 2001. Based on public filings with the Securities and Exchange Commission, Hutchison Whampoa Limited and Cheung Kong (Holdings) Limited collectively owned approximately 34% of our outstanding common stock as of September 30, 2002. See "FACTORS THAT MAY AFFECT FUTURE RESULTS - TWO LARGE STOCKHOLDERS BENEFICIALLY OWN APPROXIMATELY 34% OF OUR STOCK."

     We may elect to make additional investments in Hutchison Priceline Limited in the future.

     We believe that our existing cash balances and liquid resources will be sufficient to fund our operating activities, any share repurchases, capital expenditures and other obligations through at least the next twelve months. However, if during that period or thereafter, we are not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, we may be required to reduce our planned capital expenditures and scale back the scope of our business plan, either of which could have a material adverse effect on our projected financial condition or results of operations. If additional funds were raised through the issuance of equity securities, the percentage ownership of our then current stockholders would be diluted. We cannot assure you that we will generate sufficient cash flow from operations in the future, that revenue growth will be realized or that future borrowings or equity contributions will be available in amounts sufficient to make anticipated capital expenditures or finance our business plan.

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

     WE MAY CONTINUE TO INCUR LOSSES

     As of September 30, 2002, we had an accumulated deficit of $1.6 billion. Despite the progress we have made towards profitability, we may incur losses and may not be profitable in future years. In particular, a depressed retail environment for the sale of airline tickets and the general decline in leisure travel since the events of September 11, 2001 have had a negative impact on our business and results of operations. We may not have decreased our operating expenses in connection with our recently announced restructuring on an on-going basis sufficiently to achieve and sustain profitability in this difficult operating environment.

     WE ARE DEPENDENT ON THE AIRLINE INDUSTRY AND CERTAIN AIRLINES

     Our financial prospects are significantly dependent upon our sale of leisure airline tickets. Sales of leisure airline tickets represented a substantial majority of total revenue for the quarter ended September 30, 2002. Leisure travel, including the sale of leisure airline tickets, is dependent on personal discretionary spending levels. As a result, sales of leisure airline tickets and other leisure travel products tend to decline during general economic downturns and recessions. In addition, unforeseen events, such as terrorist attacks, political instability, regional hostilities, increases in fuel prices, imposition of taxes or surcharges by regulatory authorities, travel-related accidents and unusual weather patterns also may adversely affect the leisure travel industry. As a result, our business also is likely to be affected by those events. Further, work stoppages or labor unrest at any of the major airlines could materially and adversely affect the airline industry and, as a consequence, our business.

     Sales of airline tickets from our five largest airline suppliers accounted for approximately 89.6% and 79.5% of airline ticket revenue for the nine months ended September 30, 2002 and 2001, respectively. As a result, currently we are substantially dependent upon the continued participation of these airlines in the priceline.com service in order to maintain and continue to grow our total airline ticket revenues and, as a consequence, our overall revenues.

     We currently have 35 participating airlines. However, our arrangements with the airlines that participate in our system:

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

          - often limit the manner in which we can sell inventory and, in the case of our agreement with Delta Air Lines, substantially limits which airlines can participate in our system and may prevent our ability to add low cost carriers (such as Southwest or Jet Blue) to our system; and

          -    generally, can be terminated upon little or no notice.

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

     Due to our dependence on the airline industry, we could be severely affected by changes in that industry, and, in many cases, we will have no control over such changes or their timing. For example, we believe that our business has been adversely affected by the general reduction in airline capacity and increase in airline load factors since September 11, 2001. Further, in the aftermath of the September 11, 2001 terrorist attacks, several major U.S. airlines are struggling financially and have either filed for reorganization under the United States Bankruptcy Code or discussed publicly the risks of bankruptcy. To the extent one of the major U.S. airlines that participates in our system declared bankruptcy, it may be unable or unwilling to honor tickets sold for its flights. Our policy in such event would be to direct customers seeking a refund or exchange to the airline, and not to provide a remedy ourselves. Because we are the merchant-of-record on sales of airline tickets to our customers, however, we could experience a significant increase in demands for refunds or credit card charge-backs from customers which would materially and adversely affect our business. In addition, because our customers do not choose the airlines on which they are to fly, the bankruptcy of a major U.S. airline or the possibility of a major U.S. airline declaring bankruptcy could discourage customers from booking airline tickets through us.

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

     THE BANKRUPTCY, DISCONTINUANCE OR CONSOLIDATION OF OUR SUPPLIERS COULD HARM OUR BUSINESS

     We are heavily dependant on our suppliers. In the event that one of our major suppliers voluntarily or involuntarily declares bankruptcy, is unable to successfully emerge from bankruptcy, and we are unable to replace such supplier, our business would be adversely affected. In addition, as discussed in "WE ARE DEPENDENT ON THE AIRLINE INDUSTRY AND CERTAIN AIRLINES," because our customers do not choose the airline, hotel or rental car company on which they are booked, the bankruptcy of a major supplier or even the possibility of a major supplier declaring bankruptcy, could discourage consumers from booking their travel products through us. As of November 7, 2002, three of the five rental car brands that supply our rental car business are currently under the protection of the bankruptcy laws. If any or all of such companies discontinue their business, and we are unable to find other suppliers, our business would suffer. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - RECENT DEVELOPMENTS."

     If one of our major suppliers merges or consolidates with, or is acquired by, another company who either does not participate in the priceline.com system or who participates on substantially lower levels, the surviving company may elect not to participate in our system or to participate at lower levels than they were previously participating. In such event, if we are unable to divert sales to other suppliers, our business could be adversely affected.

     INTENSE COMPETITION COULD REDUCE OUR MARKET SHARE AND HARM OUR FINANCIAL PERFORMANCE

     We compete with both online and traditional sellers of the products and services offered on priceline.com. Current and new competitors can launch new sites at a relatively low cost. In addition, the traditional retail industry for the products and services we offer is intensely competitive. In 2001, we saw the continuation of a trend in the online travel industry toward vertical integration. For example, in October 2001, Cendant Corporation, a diversified global provider of business and consumer services which owns, among other things, Avis and is the world's largest franchiser of hotels, purchased online travel provider Cheaptickets.com as well as Galileo International, Inc., a global distribution system. In addition, in February 2002, USA Networks, Inc., which owns a controlling stake in Hotels.com, acquired a controlling stake in Expedia, Inc. If this trend continues, we might not be able to effectively compete with industry conglomerates that have access to greater and more diversified resources than we do.

     We currently or potentially compete with a variety of companies with respect to each product or service we offer. With respect to travel products, these competitors include:

          - Internet travel services such as Expedia, Travelocity.com, Orbitz, Trip.com, Hotels.com and Hotwire, a website that offers discounted fares on opaque inventory;

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

     FURTHER TERRORIST ATTACKS OR HOSTILITIES OR THE FEAR OF FUTURE ATTACKS COULD HAVE A NEGATIVE IMPACT ON OUR COMPANY

     Our business, like most in the travel industry, was directly and adversely impacted by the terrorist attacks of September 11, 2001. We experienced an immediate and substantial decline in demand for our travel products in the days following the attacks and a significant increase in customer service costs and ticket refunds and cancellations. Airline bookings in September 2002 were especially weak, attributable in part to fears surrounding the anniversary of the September 11, 2001 terrorist attacks. Further terrorist attacks, the fear of future attacks or hostilities within the United States or abroad (whether or not such attacks involve commercial aircraft) or continued or increased hostilities in the Middle East or elsewhere, are likely to contribute to a general reluctance by the public to travel by air and, as a result, to affect our business and results of operations materially and adversely.

     NEW BUSINESSES WE MAY ENTER OR OUR EXISTING LICENSEES MAY NOT BE SUCCESSFUL

     We have entered into, and may enter into in the future, licensing or other arrangements with third parties in connection with the expansion of the priceline.com service. For example, we license our name and business model to pricelinemortgage in connection with our home financing services and to priceline.com europe and Hutchison Priceline in connection with the development of our business model in Europe and Asia, respectively. These new businesses typically incur start-up costs and operating losses and may not be successful. Both priceline.com europe and Hutchison Priceline have operating losses and will continue to have operating losses for the foreseeable future. If these new businesses are not favorably received by consumers or are unsuccessful, the association of our brand name and business model with these new entities may adversely affect our business and reputation and may dilute the value of our brand name. Further, to the extent that these new businesses are not successful, we may not be able to recover or be reimbursed for our ongoing costs associated with their development and our investment could be impaired, including any future investments we may make, which could have a material adverse effect on our business and results of operations.

     We recorded approximately $23.6 million of goodwill on our balance sheet as a result of our acquisition of priceline.com europe at the end of 2001. During the third quarter of 2002 we performed impairment tests and determined that the carrying amount of goodwill exceeded its implied fair value by approximately $12 million and accordingly recorded an impairment charge of $12 million.

     We may elect to make additional investments in Hutchison Priceline Limited in the future.

     OUR BUSINESS IS EXPOSED TO RISKS ASSOCIATED WITH CREDIT CARD FRAUD AND CHARGE-BACKS

     To date, our results have been impacted by purchases made using fraudulent credit cards. Because we act as the merchant-of-record, we are held liable for fraudulent credit card transactions on our website as well as other payment disputes with our customers. Accordingly, we calculate and record an allowance for the resulting credit card charge-backs. During the second half of 2001, we launched a company-wide credit card charge-back reduction project aimed at preventing fraud. To date, this project has been successful in reducing fraud; however, if we are unable to continue to reduce the amount of credit card fraud on our website, our business could be adversely affected.

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

     TWO LARGE STOCKHOLDERS BENEFICIALLY OWN APPROXIMATELY 34% OF OUR STOCK

     Hutchison Whampoa Limited and its 49.94% shareholder, Cheung Kong (Holdings) Limited, collectively beneficially owned approximately 34% of our outstanding common stock as of September 30, 2002, based on public filings with the Securities and Exchange Commission. Together, Cheung Kong (Holdings) Limited and Hutchison Whampoa Limited have appointed three of the twelve members of our Board of Directors. As a result of their ownership and positions, Cheung Kong (Holdings) Limited and Hutchison Whampoa Limited collectively are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of our company. In addition, both Cheung Kong (Holdings) Limited and Hutchison Whampoa Limited have registration rights with respect to their shares of priceline.com. On September 20, 2001, Cheung Kong (Holdings) Limited and Hutchison Whampoa Limited withdrew a request they had made for us to file a shelf registration statement to sell shares and obtained rights to purchase up to a 37.5% stake (on a fully diluted basis) in priceline.com, subject to certain limitations. There can be no assurance that Cheung Kong (Holdings) Limited, Hutchison Whampoa Limited, or both, will not make another request for registration and dispose of all or substantially all of our common stock held by them at any time after the effectiveness of a shelf registration statement. Sales of significant amounts of shares held by Cheung Kong (Holdings) Limited or Hutchison Whampoa Limited, or the prospect of these sales, could adversely affect the market price of our common stock. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - RECENT DEVELOPMENTS."

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

     Some of our communications infrastructure is provided by WorldCom, Inc. which has filed for bankruptcy protection. If WorldCom is unable, for any reason, to support the communications infrastructure that it provides us, instabilities in our systems could increase until such time as we were able to replace its services.

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

     LEGAL PROCEEDINGS

     We are a party to the legal proceedings described in Note 9 to Unaudited Consolidated Financial Statements included in this Form 10-Q and Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2001. The defense of the actions described in Note 9 may increase our expenses and an adverse outcome in any of such actions could have a material adverse effect on our business and results of operations.

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

     In addition, the trading prices of Internet company stocks in general, including ours, have experienced extreme price and volume fluctuations. To the extent that the public's perception of the prospects of Internet or e-commerce companies is negative, our stock price could decline further regardless of our results. Other broad market and industry factors may decrease the market price of our common stock, regardless of our operating performance. Market fluctuations, as well as general political and economic conditions, such as a recession or interest rate or currency rate fluctuations, also may decrease the market price of our common stock. The market value of e-commerce stocks has declined dramatically recently based on profitability and other concerns. The recent declines in the value of our common stock and market conditions could adversely affect our ability to raise additional capital.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We currently have no floating rate indebtedness and does not earn significant foreign-sourced income. Accordingly, changes in interest rates or currency exchange rates do not generally have a direct material effect on our financial position. However, changes in currency exchange rates may affect the cost of international airline tickets and international hotel reservations offered through the priceline.com service, and so indirectly affect consumer demand for such products and our revenue. In the event of such weakness, such additional US dollars would have reduced purchasing power. In addition, to the extent that changes in interest rates and currency exchange rates affect general economic conditions, we would also be affected by such changes. If the US dollar weakens versus the British Pound Sterling, we may have to invest additional US dollars in priceline.com europe Ltd. to fund its ongoing operations.

ITEM 4. CONTROLS AND PROCEDURES

     Within the 90-day period prior to the date of this report, priceline.com, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (the "Evaluation"). Based upon the Evaluation, our Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective in ensuring that material information relating to priceline.com, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the Evaluation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Please see Note 9 to the Notes to Unaudited Consolidated Financial Statements included in this Form 10-Q and Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
10.74               Employment Agreement, dated August 22, 2002, by and between priceline.com Incorporated and
                    Mitch Truwit.

(b)  REPORTS ON FORM 8-K

     On July 31, 2002, we furnished a report on Form 8-K responding to Item 5 in connection with the Board of Directors' authorization to repurchase up to $40 million of the Company's common stock. In addition, we reported that Cheung Kong (Holdings) Limited and Hutchison Whampoa Limited had informed priceline.com that they may purchase up to an additional $40 million of priceline.com common stock in the open market or in privately negotiated transactions.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     PRICELINE.COM INCORPORATED
                                            (Registrant)



Date: November 14, 2002          By:   /s/ Robert J. Mylod
                                    -----------------------------------
                                     Name:    Robert J. Mylod
                                     Title:   Chief Financial Officer
                                              (On behalf of the Registrant and
                                              as principal financial officer)

                                  CERTIFICATION
          PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

     Pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002, the undersigned officer of priceline.com Incorporated, a Delaware corporation (the "Registrant"), hereby certifies that:

     1. I, Richard Braddock, have reviewed the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the "Quarterly Report") of the Registrant;

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

          b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

          c. presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls;

     6. The Registrant's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated: November 14, 2002                 /s/ Richard S. Braddock
                                        ----------------------------------------
                                Name:    Richard S. Braddock
                                Title:   Chairman & Co-Chief Executive Officer

                                  CERTIFICATION
          PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

     Pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002, the undersigned officer of priceline.com Incorporated, a Delaware corporation (the "Registrant"), hereby certifies that:

     1. I, Jeffery Boyd, have reviewed the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the "Quarterly Report") of the Registrant;

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

          b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

          c. presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls;

     6. The Registrant's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated: November 14, 2002                 /s/ Jeffery H. Boyd
                                        -------------------------------------
                                Name:    Jeffery H. Boyd
                                Title:   President & Co-Chief Executive
                                         Officer

                                  CERTIFICATION
          PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

     Pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002, the undersigned officer of priceline.com Incorporated, a Delaware corporation (the "Registrant"), hereby certifies that:

     1. I, Robert Mylod, have reviewed the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the "Quarterly Report") of the Registrant;

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

          b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

          c. presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls;

     6. The Registrant's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated: November 14, 2002                 /s/ Robert J. Mylod
                                        ---------------------------------
                                Name:    Robert J. Mylod
                                Title:   Chief Financial Officer