Form 10-K
period 2002-12-31
PRICELINE COM INC
filed 2003-03-31
CIK 1075531

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

                                   ----------

       For the year ended: December 31, 2002 Commission File No.: 0-25581

                           priceline.com Incorporated
             (Exact name of Registrant as specified in its charter)

                   DELAWARE                                      06-1528493
(State or other Jurisdiction of Incorporation)                (I.R.S. Employer
                                                             Identification No.)

            800 CONNECTICUT AVENUE
             NORWALK, CONNECTICUT                                    06854
   (Address of Principal Executive Offices)                       (Zip Code)

       Registrant's telephone number, including area code: (203) 299-8000

                                   ----------

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:
                    Common Stock, par value $0.008 per share

                                   ----------

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes /X/ No / /

          The aggregate market value of common stock held by non-affiliates of priceline.com as of June 28, 2002 was approximately $339 million based upon the closing price reported for such date on the Nasdaq National Market. For purposes of this disclosure, shares of common stock held by persons who are known by priceline.com to own more than 5% of the outstanding shares of common stock on June 28, 2002 and shares held by executive officers and directors of priceline.com on June 28, 2002 have been excluded because such persons may be deemed to be affiliates of priceline.com. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of priceline.com's common stock was 224,968,699 as of March 26, 2003.

================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

          The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth in this Form 10-K, is incorporated herein by reference from priceline.com's definitive proxy statement relating to the annual meeting of stockholders to be held on May 22, 2003, to be filed with the Securities and Exchange Commission within 120 days after the end of priceline.com's fiscal year ended December 31, 2002.

priceline.com Incorporated Annual Report on Form 10-K for the Year Ended December 31, 2002 Index

PART I
Item 1.   Business......................................................................................... 1
Item 2.   Properties.......................................................................................22
Item 3.   Legal Proceedings................................................................................22
Item 4.   Submission of Matters to a Vote of Security Holders..............................................25

PART II
Item 5.   Market for the Registrant's Common Stock and Related Stockholder Matters.........................26
Item 6.   Selected Financial Data..........................................................................27
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations............29
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.......................................56
Item 8.   Consolidated Financial Statements and Supplementary Data.........................................57
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............57

PART III
Item 10.  Directors and Executive Officers of the Registrant...............................................58
Item 11.  Executive Compensation...........................................................................58
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters...58
Item 13.  Certain Relationships and Related Transactions...................................................58
Item 14.  Controls and Procedures..........................................................................58

PART IV
Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..................................58
Signatures ................................................................................................63
Certifications.............................................................................................65
Consolidated Financial Statements..........................................................................67

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

          Expressions of future goals and expectations similar expressions including, without limitation, "may," "will," "should," "could," "expects," "does not currently expect," "plans," "anticipates," "intends," "believes," "estimates," "predicts," "potential," "targets" or "continue," reflecting something other than historical fact are intended to identify forward-looking statements. The following factors, among others, could cause our actual results to differ materially from those described in the forward-looking statements: adverse changes in general market conditions for leisure and other travel products as the result of, among other things, terrorist attacks or war; adverse changes in our relationships with airlines, hotels and other product and service providers including, without limitation, the withdrawal of suppliers from the priceline.com system, the bankruptcy or insolvency of a major domestic airline; the effects of increased competition; systems-related failures and/or security breaches; our ability to protect our intellectual property rights; losses by us and our licensees; any adverse impact from negative publicity and negative customer reaction to such publicity; legal and regulatory risks and the ability to attract and retain qualified personnel. These factors and others are described in more detail below in the section entitled "Factors That May Affect Future Results." Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the reports and documents we file from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

                                     PART I

ITEM 1. BUSINESS

GENERAL

          Priceline.com Incorporated ("priceline.com," the "Company," "we," "us" or "our") has pioneered a unique e-commerce pricing system known as a "demand collection system" that enables consumers to use the Internet to save money on products and services while enabling sellers to generate incremental revenue. Using a simple and compelling consumer proposition - NAME YOUR OWN PRICE(R) -- we collect consumer demand, in the form of individual customer offers, for a particular product or service at a price set by the customer. We then access databases or, in some instances, communicate that demand to participating sellers to determine whether we can fulfill the customer's offer. For most of these transactions, we establish the price we will accept, have total discretion in supplier selection, purchase and take title to the particular product and are the merchant of record. Consumers agree to hold their offers open for a specified period of time and, once fulfilled, offers generally cannot be canceled. We benefit consumers by enabling them to save money, while at the same time benefiting sellers by providing them with an effective revenue management tool capable of identifying and capturing incremental revenues. By requiring consumers to be flexible with respect to brands, sellers and product features, we enable sellers to generate incremental revenue without disrupting their existing distribution channels or retail pricing structures.

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

          - rental cars, in substantially all major United States airport markets with 5 leading rental car chains as participants;

          - home financing services, in substantially all major United States markets, which includes home mortgage services, home equity loans and refinancing services;

          - fixed-price cruises and cruise packages, through a third party agent representing major cruise lines; and

          - vacation packages, in many United States and certain international markets.

          For the year ended December 31, 2002, we had revenues of approximately $1.0 billion. Revenues for the year ended December 31, 2002 consisted primarily of: (1) travel revenue and (2) other revenue. Travel revenue, which represented substantially all of our total revenue in 2002, consisted primarily of: (1) transaction revenues representing the selling price of airline tickets, hotel rooms and rental cars; (2) ancillary fees, including Worldspan, L.P. reservation booking fees; and (3) customer processing fees charged in connection with the sale of our travel products. Other revenues consisted primarily of: (1) transaction revenues and fees from our long distance phone service; (2) commissions and fees from our home financing and automobile services; (3) license fees from our international licensees; and (4) marketing revenues.

          Priceline.com was formed as a Delaware limited liability company in 1997 and was converted into a Delaware corporation in July 1998. Our common stock is listed on the Nasdaq National Market under the symbol "PCLN." Our principal executive offices are located at 800 Connecticut Avenue, Norwalk, Connecticut 06854.

THE PRICELINE.COM BUSINESS MODEL

          We have developed a unique pricing system known as a "demand collection system" that uses the information sharing and communications power of the Internet to create a new way of pricing products and services. We believe we have created a balance between the interests of buyers, who are willing to accept trade-offs in order to save money, and sellers, who are prepared to generate incremental revenue by selling products at below retail prices, provided that they can do so without disrupting their existing distribution channels or retail pricing structures. Our demand collection system allows consumers to specify the price they are prepared to pay when submitting an offer for a particular product or service within a specified range of substitutability. We then access databases or, in some instances, communicate that demand to participating sellers to determine whether we can fulfill the customer's offer and then decide whether we want to accept the offer at the price designated by the consumer. For most of these transactions, we establish the price we will accept, have total discretion in supplier selection, purchase and take title to the particular product and are the merchant of record. Consumers agree to hold their offers open for a specified period of time to enable us to fulfill their offers from inventory provided by participating sellers. Once fulfilled, offers generally cannot be canceled. This system uses the flexibility of buyers to enable sellers to accept a lower price in order to sell excess inventory or capacity. We believe that our demand collection system addresses limitations inherent in traditional seller-driven pricing mechanisms in a manner that offers substantial benefits to both buyers and sellers. We believe that the principal advantages of our system include the following:

               - COST SAVINGS. Our NAME YOUR OWN PRICE(R) demand collection system allows consumers to save money in a simple and compelling way. Buyers effectively trade off flexibility about brands, product features and/or sellers in return for prices that are lower than those that can be obtained at that time through traditional retail distribution channels.

               - INCREMENTAL REVENUE FOR SELLERS. Sellers use priceline.com as a revenue management tool to generate incremental revenue without disrupting their existing distribution channels or retail pricing structures. We require consumers to be flexible with respect to brands and product features. As a result, with the exception of our cruise and vacation products, sellers' brands are not revealed to customers prior to the consummation of a transaction, thereby protecting their brand integrity. This shielding of brand identity and price enables sellers to sell products and services at discounted prices without cannibalizing their own retail sales by publicly announcing discount prices and without competing against their own distributors.

               - PROPRIETARY SELLER NETWORKS. We have assembled proprietary networks of industry leading sellers that represent high quality brands. By establishing attractive networks of seller participants with reputations for quality, scale and national presence, we believe that we foster increased participation by both buyers and sellers.

THE PRICELINE.COM STRATEGY

          Since the events of September 11, 2001, we have experienced a decrease in the momentum of our airline ticket business due to weakened demand for air travel and widespread discounting by the airlines. We have adopted the following strategies designed to reinforce our value proposition and achieve revenue growth and profitability.

     - GROW HOTEL BUSINESS. During 2002, we sold over 4 million room nights, an increase of 47% over 2001, and we intend to continue to grow our hotel product. The initial steps in this process include a major television advertising campaign focused on hotels, which we launched in the beginning of 2003. We also intend to further develop our vacation packages product, through which customers can purchase hotel room nights and airfare for one price.

     - DIVERSIFY REVENUE. In 2002, our wholly-owned subsidiary, Lowestfare.com, launched its website, which provides retail travel services to consumers. We intend to build customer awareness and bookings for Lowestfare.com throughout 2003. By entering into the retail travel market, we hope to supplement our opaque air sales. In addition, in 2002, we began offering some customers who failed to bind on their priceline.com offer, the opportunity to buy a retail product through the Lowestfare.com site. Finally, we intend to further develop our hotel and vacation packages products so that we are less dependant on the sale of airline tickets.

     - CONVERT MORE UNBOUND CUSTOMERS. As mentioned above, we intend to offer customers who fail to bind after their initial offer an option to purchase a price disclosed product and, by so doing, we believe that we have an opportunity to satisfy customers who may have otherwise bought their travel product elsewhere.

     - BROADEN CUSTOMER APPEAL. In addition, by implementing the measures set forth above, we intend to broaden our appeal to customers generally.

PRODUCTS AND SERVICES

TRAVEL SERVICES

          LEISURE AIRLINE TICKETS. There are a total of 9 domestic airlines and 26 international airlines participating in our airline ticket service. We offer a NAME YOUR OWN PRICE(R) airline product, which represents the majority of our leisure airline ticket sales, and a retail travel product offered by our wholly-owned subsidiary, Lowestfare.com.

          Consumers can make offers to purchase airline tickets through our website or the 1-800-PRICELINE(R) call center. The vast majority of all airline ticket requests are made through our website. To make an offer, a customer specifies: (1) the origin and destination of the trip, (2) the dates on which the customer wishes to depart and return, (3) the price the customer is willing to pay, and (4) the customer's valid credit card to guarantee the offer. When making an offer, consumers must agree to:

               -    fly on any one of our participating airline partners;

               - leave at any time of day between 6 a.m. and 10 p.m. on their desired dates of departure and return;

               - purchase only round trip coach class tickets between the same two points of departure and return;

               -    accept at least one stop or connection;

               -    receive no frequent flier miles or upgrades; and

               -    accept tickets that cannot be refunded or changed.

          When we receive an offer, we determine whether to fulfill the offer based upon the available fares, rules and inventory provided to us by our participating airlines. A customer is notified whether his or her offer has been accepted within fifteen minutes, and we have recently reduced the average response times to customer offers to about 3 minutes. If we are able to obtain an airline ticket within the parameters specified by the customer, the customer's offer is accepted and his or her credit card is charged the offer price, plus applicable taxes, surcharges and standard processing fees, and the ticket is delivered to the customer by the delivery method specified by the customer. For customers who request it, we guarantee no more than one connection per leg of trip with a maximum of a 3-hour stop. As with our other travel products, once a customer's offer for airline tickets is accepted, that offer, in almost all cases, cannot be withdrawn or cancelled.

          If a customer's offer is not accepted, but we believe the offer is reasonably close to a price that we would be willing to accept, we will attempt to satisfy the customer by providing guidance to the customer indicating that changing certain parameters of the offer would increase the chances of the offer being accepted. We may also offer a customer the opportunity to purchase a price-disclosed retail airline ticket through Lowestfare.com.

          HOTELS. Our hotel room reservation service currently is available in substantially all major cities and metropolitan areas in the United States. Seller participants in the hotel room reservation service include most of the significant national hotel chains as well as several important real estate investment trusts and independent property owners. Hotels participate by filing secure private discounted rates with related inventory control rules in a global distribution system database in a central reservation system for hotel rooms. These specific rates generally are not available to the general public or to consolidators and other discount distributors who sell to the public, however, hotel participants may make similar rates available to consolidators or other discount providers under other arrangements.

          Our hotel room reservation service operates in a manner similar to our airline ticket service. Consumers are required to accept certain trade-offs with respect to brands or product features in return for saving money. For example, consumers are required to accept a reservation in any hotel within a specified geographic area within a designated "class" of service (1, 2, 3, 4, 5-star or "resort") and must accept limitations on changes and cancellations. As with the airline ticket service, the target market for our hotel room reservation service is the leisure travel market.

          On March 18, 2003, we announced that Lowestfare.com, our wholly-owned subsidiary, had entered into a distribution agreement with Travelweb LLC. Travelweb LLC is a full-service automated hotel distribution network owned by Marriott, Hilton, Hyatt, Six Continents, Starwood Hotels and Pegasus Solutions. Under the terms of the agreement, Travelweb LLC will become the exclusive provider of published-price, net rate inventory in the U.S. and Canada that will be available on both Lowestfare.com and on priceline.com. In connection with the distribution agreement, Lowestfare.com made an $8.5 million investment in Travelweb LLC and received approximately 15% of the equity of Travelweb LLC and a seat on Travelweb LLC's Board of Directors.

          RENTAL CARS. We offer two different rental car services. In December 1999, priceline.com launched its Insiders Rates(SM) service and, in February 2000, we launched our NAME YOUR OWN PRICE(R) service. Our rental car services are currently available in substantially all major United States airport markets. The top five brand name airport rental car companies in the United States are seller participants in our rental car program.

          Under our Insiders Rates(SM) service, participating car rental companies offer customers who have successfully purchased an airline ticket from us rates on car rentals in connection with a customer's planned travel arrangements. The offer is provided to customers by e-mail and on our website when a customer checks the status of his or her request.

          Our NAME YOUR OWN PRICE(R) rental car service operates in a manner similar to our airline ticket and hotel reservation services. Consumers can access our website and select where and when they want to rent a car, what kind of car they want to rent (i.e., economy, compact, mid-size, SUV) and the price they want to pay per-day, excluding taxes, fees and surcharges. When we receive an offer, we determine whether to fulfill the offer based upon the available rates, rules and inventory. A customer is notified whether his or her offer has been accepted within fifteen minutes. If a customer's offer is accepted, we will immediately reserve the rental car, charge the customer's credit card and notify the customer of the car rental company and location providing the rental car.

          OTHER TRAVEL SERVICES. In addition to the travel services described above, we also offer fixed-price cruise trips through National Leisure Group, Inc., an agent representing major cruise lines. Our cruise product allows consumers to search for and compare cruise pricing and availability information and to purchase cruises by selecting from our published offerings and prices. In February 2002, we began offering our vacation package product, which allows consumers to determine their own price for packages consisting of airfare and hotel or resort room nights. In November 2002, we began offering retail travel through our newly formed, wholly owned subsidiary, Lowestfare.com Incorporated. Our relationship with Lowestfare.com allows us to capitalize on the retail travel market as well as offer a retail alternative to those of our customers who fail to bind on our NAME YOUR OWN PRICE(R) path.

          TRAVEL INSURANCE. In July 2000, we began making available to our airline customers an optional travel insurance package that offers our customers coverage for, among other things, trip cancellation, medical expenses, emergency evacuation, and loss of baggage, property and travel documents. The travel insurance is provided by member companies of American International Group, Inc., a leading United States-based international insurance and financial services organization. We receive a fixed fee from AIG member companies for every optional insurance package purchased by our customers. The travel insurance program is made available to every eligible customer who makes an offer for a priceline.com airline ticket or vacation package. If a traveler chooses the insurance program, the cost is charged to the customer's credit card only if he or she succeeds in getting a priceline.com airline ticket. If the customer's ticket offer is not successful, the cost of the insurance package is not charged.

          While we are currently focused on the travel products and services described above, over time, we may evaluate the introduction of other products and services within the travel industry.

HOME FINANCING SERVICES

          We offer home financing services through pricelinemortgage.com, of which we own 49% and hold two seats on the board of directors. Pursuant to an intellectual property license from us, pricelinemortgage.com utilizes the priceline.com NAME YOUR OWN PRICE(R) business model. Pricelinemortgage.com is controlled by First Alliance Bank, a federally chartered savings associatioN supervised by the Office of Thrift Supervision and a wholly owned subsidiary of Alliance Partners, L.P. Pricelinemortgage.com has access to the management resources and expertise of Alliance Partners, L.P. and its affiliates, including Alliance Mortgage Company, a residential mortgage lender since 1962. Alliance Partners, L.P. provides management services to pricelinemortgage.com, including the procurement of personnel and office space and assistance in obtaining regulatory approvals. Robert J. Mylod, our Chief Financial Officer, is a director of, and an investor in, Alliance Capital Partners Inc., the parent company of Alliance Partners, L.P. Pricelinemortgage.com is operating in all 50 states.

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

INTERNATIONAL

          ASIA. We are party to agreements with subsidiaries of Hutchison Whampoa Limited ("Hutchison") to introduce our services to several Asian markets. Under the terms of the agreements, we license our business model and provide our expertise in technology and operations to a Hutchison subsidiary, Hutchison-Priceline Limited. Hutchison owns equity securities in Hutchison-Priceline Limited. We charge Hutchison-Priceline Limited an annual licensing fee to use our intellectual property. While we currently have no equity in Hutchison-Priceline Limited and do not control its board of directors, we have invested in a note convertible into approximately 35% (on a fully diluted basis) of the equity of Hutchison-Priceline Limited. During the third quarter of 2002, we performed our periodic evaluation of the progress of the operations of Hutchison-Priceline Limited. Factors including increasing negative variances in key operating metrics such as negative gross margins and continuing operating losses, negative net asset position and an increasingly competitive operating environment led us to determine that the carrying value of our convertible note no longer reflected its fair value. Accordingly, we recorded an impairment charge of $12.2 million to reduce the carrying value of our investment in Hutchison-Priceline Limited to its estimated fair value of zero. Hutchison and Cheung Kong (Holdings) Limited, a company affiliated with Hutchison, own approximately 34% of our outstanding common stock and have three seats on our board of directors. We hold two seats on Hutchison-Priceline Limited's board of directors.

          EUROPE. Priceline.com europe Ltd. is a majority owned subsidiary of ours that was established to provide our services to several European markets. Priceline.com europe Ltd. offers NAME YOUR OWN PRICE(R) hotels, and, through third-party partners, airfare, vacation packages and car hire at disclosed prices. The other investors in priceline.com europe Ltd. include affiliates of General Atlantic Partners, LLC and certain individual investors. During 2002, 2001 and 2000, William Ford, a principal of General Atlantic Partners, LLC, was a member of our board of directors and chairman of our audit committee. Mr. Ford resigned from our board of directors on January 23, 2003, because General Atlantic Partners, LLC significantly reduced its position in our company. In 2002, we recorded an impairment charge of $12 million in connection with our investment in priceline.com europe. Please see Note 7 to our Consolidated Financial Statements for more information about the impairment charge.

MARKETING AND BRAND AWARENESS

          Priceline.com has established itself as one of the most recognized e-commerce brands through an aggressive marketing and promotion campaign. During 2002, our advertising expense was $44.7 million. We intend to continue a marketing strategy to promote brand awareness and the concept that consumers can save money on all products and services offered by priceline.com. Underlying our marketing strategy is our belief that our target market is all consumers, not just Internet-savvy consumers. To date, substantially all of our spending has been for television, radio, online and, to a lesser extent, newspaper advertising. In the first half of 2002, we shifted some of our marketing resources from television and radio, toward online marketing and in the latter half of 2002, we began to focus again on television and radio advertising. While we intend to continue to promote the priceline.com brand aggressively in 2003 and to focus the majority of our marketing resources on our hotel product, we expect to reduce our advertising expenditures in the near term as a result of the recent outbreak of hostilities in the Middle East.

COMPETITION

          We compete with both online and traditional sellers of the products and services offered on priceline.com. Current and new competitors can launch new sites at a relatively low cost. In addition, the traditional retail industry for the products and services we offer is intensely competitive. In 2001 and 2002, we saw the continuation of a trend in the online travel industry toward vertical integration. For example, in October 2001, Cendant Corporation, a diversified global provider of business and consumer services which owns, among other things, Avis and is the world's largest franchiser of hotels, purchased online travel provider Cheaptickets.com as well as Galileo International, Inc., a global distribution system. In addition, in February 2002, USA Networks, Inc., which owns a controlling stake in Hotel Reservations Network, acquired a controlling stake in Expedia, Inc. and in early 2003, agreed to acquire all of Expedia, Inc. shares it does not already own. Finally, Hilton Hotels Corporation, Hyatt Corporation, Marriott International, Inc., Six Continents Hotels, Starwood Hotels and Pegasus Solutions, Inc. recently formed Travelweb LLC, a full-service automated distributor of hotel rooms that will compete with us in the online hotel space. See "FACTORS THAT MAY AFFECT FUTURE RESULTS - INTENSE COMPETITION COULD REDUCE OUR MARKET SHARE AND HARM OUR FINANCIAL PERFORMANCE."

          We currently or potentially compete with a variety of companies with respect to each product or service we offer. With respect to travel products, these competitors include:

               - Internet travel services such as Expedia, Travelocity.com, Orbitz, Hotels.com and Hotwire, a website that offers discounted fares on opaque inventory;

               -    traditional travel agencies;

               - consolidators and wholesalers of airline tickets and other travel products, including online consolidators such as Hotel Reservations Network and Cheaptickets.com;

               - individual or groups of airlines, hotels, rental car companies, cruise operators and other travel service providers (all of which may provide services by telephone or through their branded website); and

               - operators of travel industry reservation databases such as Worldspan, L.P. and Sabre.

          A number of airlines, including several that participate in our system, have invested in and offer discount airfares and travel services through the Orbitz Internet travel service, and several airlines, including a number that participate in our system, participate in and have received an equity stake in Hotwire. The launch of Orbitz in June 2001 had a strong impact on the online travel industry. Specifically, because Orbitz is airline-owned, it is in a position to forego certain revenue streams upon which other online travel suppliers may be dependant, such as commissions and global distribution system fees. Orbitz's prices, which unlike ours, are disclosed to the consumer, are typically lower than other online travel providers offering disclosed price fares. In 2002, we also saw increased competition from discounted retail airline tickets being sold by online and offline agencies and directly by the airlines.

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

          Many of our current and potential competitors, including Internet directories and search engines and large traditional retailers, have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial marketing, technical and other resources than we have. Some of these competitors may be able to secure products and services on more favorable terms than we can. In addition, many of these competitors may be able to devote significantly greater resources to: (1) marketing and promotional campaigns, (2) attracting traffic to their websites, (3) attracting and retaining key employees, (4) securing vendors and inventory and (5) website and systems development.

OPERATIONS AND TECHNOLOGY

          Our business is supported by a systems platform, which was designed with an emphasis on scalability, performance and reliability. Our core demand collection and offer processing systems are proprietary to priceline.com. The software platform and architecture are built on server-side Java, C++ and SQL scripts integrated with an Oracle relational database system. This internal platform was designed to include open application protocol interfaces that can provide connectivity to vendors in the industries in which we operate. These include large global inventory systems, such as airline and hotel room reservation systems and financial service providers, as well as individual inventory suppliers, such as individual hotels. Our Internet servers utilize VeriSign digital certificates to help us conduct secure communications and transactions.

          We out-source most of our call center and customer service functions, and use a real-time interactive voice response system with transfer capabilities to our call centers and customer service centers in Norwalk, Connecticut, Columbus, Ohio, Sunrise, Florida and Brownsville, Pennsylvania.

          Our systems infrastructure and Web and database servers are hosted at Cable & Wireless plc. in Jersey City, New Jersey, which provides communication links to multiple providers including UUNet and AT&T, as well as 24-hour monitoring and engineering support. Cable & Wireless has its own generator and multiple back-up systems in Jersey City. Substantial amounts of our computer hardware for operating our services is currently located at Cable & Wireless in Jersey City. We also maintain a second Web hosting facility at AT&T in New York City. Our network operations center monitors both Web hosting facilities and is located in our Norwalk, Connecticut headquarters. Both facilities have an uninterruptible power supply system, generators and redundant servers. If Cable & Wireless were unable, for any reason, to support our primary web hosting facility, we would need to activate our secondary site at AT&T. See "FACTORS THAT MAY AFFECT FUTURE RESULTS - WE RELY ON THIRD-PARTY SYSTEMS."

          We also offer phone service through our toll-free number, 1-800-PRICELINE(R), which allows consumers who do not have access to a computer to phone in their orders for airline tickets and other products. In addition, consumers who choose not to transmit their credit card information via the Internet have the option of submitting their credit card information through the phone service. We also use our toll-free number to provide customer service.

INTELLECTUAL PROPERTY

          We currently hold fourteen issued United States patents, Nos. 5,794,207, 5,797,127, 5,897,620, 6,041,308, 6,085,169, 6,108,639, 6,134,534,
6,240,396, 6,332,129, 6,418,415, 6,484,153, 6,510,418, 6,466,919, and
6,345,090 over 20 pending United States patent applications, and corresponding pending international patent applications. All of our issued United States patents expire between September 4, 2016 and July 8, 2017. We file additional patent applications on new inventions, as appropriate.

          While we believe that our issued patents and pending patent applications help to protect our business, there can be no assurance that:

               - any patent can be successfully defended against challenges by third parties;

               - the pending patent applications will result in the issuance of patents;

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

          There has been discussion in the press regarding the examination and issuance of so called "business method" patents. As a result, the United States Patent and Trademark Office has indicated that it intends to intensify the review process applicable to such patent applications. The new procedures are not expected to have a direct effect on patents already granted. We cannot anticipate what effect, if any, the new review process will have on our pending patent applications. See "FACTORS THAT MAY AFFECT FUTURE RESULTS - LEGAL PROCEEDINGS."

          We hold the exclusive rights to the trade names and service marks PRICELINE(R) and PRICELINE.COM(R), U.S. Service MARk Registrations Nos. 2,481,750; 2,272,659; 2,594,582; 2,481,752; 2,594,592 and 2,481,112, including all attendant goodwill therefor. We own U.S. Service Mark Registrations Nos. 2,647,673 and 2,644,739 for NAME YOUR OWN PRICE(R), and U.S. Service Mark Registration No. 2,313,827 for NAME YOUR PRICE!(R). In addition, we own pending U.S Service Mark Applications Nos. 78/109,131 and 78/139,695 for I THINK THEREFORE I SAVE and SAVING IS BELIEVING. We seek to protect our copyrights, service marks, trademarks, trade dress and trade secrets on an ongoing basis through a combination of laws and contractual restrictions, such as confidentiality agreements. For example, we attempt to register our trademarks and service marks in the United States and internationally and currently hold over one hundred service mark registrations worldwide. However, effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are or may be made available online, regardless of our continuous efforts to police and register our marks. See "FACTORS THAT MAY AFFECT FUTURE RESULTS -OUR SUCCESS DEPENDS ON OUR ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY."

          We currently own the Internet domain name PRICELINE.COM in the United States. Domain names are generally regulated by Internet regulatory bodies. The relationship between trademark and unfair competition laws and domain name registration is evolving. The Anti-Cybersquatting Consumer Protection Act and the Uniform Dispute Resolution Policy have both significantly enhanced the ability to prevent incorporation of trademarks into domain names by third parties. We actively pursue significant infringers who improperly misappropriate our trademarks and misspellings thereof as domain names, as appropriate, to maintain and enhance the strength of our trademarks. See "FACTORS THAT MAY AFFECT FUTURE RESULTS - OUR SUCCESS DEPENDS ON OUR ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY."

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

          We are also subject to regulations applicable to businesses conducting online commerce. Today there are relatively few laws specifically directed toward online services. However, due to the increasing popularity and use of the Internet and online services, it is possible that laws and regulations will be adopted with respect to the Internet or online services. These laws and regulations could cover issues such as online contracts, user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is developing, but any such new legislation could have a material adverse effect on our business, operating results and financial condition. In addition, some states may require us to qualify in that state to do business as a foreign corporation because our service is available in that state over the Internet. Although we are qualified to do business in a number of states, failure to meet the qualifications of certain states, or a determination that we are required to qualify in additional states, could subject us to taxes and penalties. See "FACTORS THAT MAY AFFECT FUTURE RESULTS - UNCERTAINTY REGARDING STATE TAXES."

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

EMPLOYEES

          As of March 17, 2003, we employed 290 full-time employees. We also retain independent contractors to support our customer service and system support functions.

          We have never had a work stoppage and our employees are not represented by any collective bargaining unit. We consider our relations with our employees to be good. Our future success will depend, in part, on our ability to continue to attract, integrate, retain and motivate highly qualified technical and managerial personnel, for whom competition is intense.

FACTORS THAT MAY AFFECT FUTURE RESULTS

          THE FOLLOWING RISK FACTORS AND OTHER INFORMATION INCLUDED IN THIS ANNUAL REPORT SHOULD BE CAREFULLY CONSIDERED. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES WE FACE. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY DEEM IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS OPERATIONS. IF ANY OF THE FOLLOWING RISKS OCCUR, OUR BUSINESS, FINANCIAL CONDITION, OPERATING RESULTS AND CASH FLOWS COULD BE MATERIALLY ADVERSELY AFFECTED.

          WE MAY CONTINUE TO INCUR LOSSES

          As of December 31, 2002, we had an accumulated deficit of approximately $1.6 billion, and for the year ended December 31, 2002, a net loss of approximately $19.2 million. Despite the progress we have made towards improving our financial results, we may incur losses and may not be profitable in future years. In particular, a depressed retail environment for the sale of airline tickets and a general decline in leisure travel since the events of September 11, 2001, have had a negative impact on our business and results of operations. We may not have decreased our operating expenses sufficiently to achieve and sustain profitability in this difficult operating environment.

          OUR BUSINESS HAS BEEN NEGATIVELY IMPACTED BY THE WAR IN IRAQ AND COULD BE FURTHER DAMAGED BY TERRORIST ATTACKS OR THE FEAR OF FUTURE TERRORIST ATTACKS

          In the days following the commencement of the military conflict with Iraq on March 19, 2003, we experienced a substantial decline in demand for our travel products and an increase in customer service costs and ticket refunds and cancellations. At this time, we cannot forecast the extent to which our travel business will be affected by the war with Iraq. However, a prolonged conflict could have a material adverse effect on our business, results of operations and financial condition. In addition, terrorist attacks (whether or not such attacks involve commercial aircraft), the fear of future terrorist attacks or hostilities involving the United States in other areas of the world, are likely to contribute to a general reluctance by the public to travel and, as a result, to have a material adverse effect on our business, results of operations and financial condition.

          WE ARE DEPENDENT ON THE AIRLINE INDUSTRY AND CERTAIN AIRLINES

          Our financial prospects are significantly dependent upon our sale of leisure airline tickets. Leisure airline tickets represented 45% of booked offers and an even greater percentage of our revenue for the year ended December 31, 2002. Leisure travel, including the sale of leisure airline tickets, is dependent on personal discretionary spending levels. As a result, sales of leisure airline tickets and other leisure travel products tend to decline during general economic downturns and recessions. In addition, unforeseen events, such as terrorist attacks, political instability, regional hostilities, increases in fuel prices, imposition of taxes or surcharges by regulatory authorities, travel-related accidents and unusual weather patterns also may adversely affect the leisure travel industry. As a result, our business also is likely to be affected by those events. Further, work stoppages or labor unrest at any of the major airlines could materially and adversely affect the airline industry and, as a consequence, have a material adverse effect on our business, results of operations and financial condition.

          During 2002, sales of airline tickets from our five largest and two largest airline suppliers accounted for approximately 90% and 48% of airline ticket revenue, respectively. As a result, currently we are substantially dependent upon the continued participation of these airlines in the priceline.com service in order to maintain and continue to grow our total airline ticket revenues and, as a consequence, our overall revenues.

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

               - often limit the manner in which we can sell inventory and, in the case of our agreement with Delta Air Lines, substantially limits which airlines can participate in our system; and

               -    generally, can be terminated upon little or no notice.

          As a general matter, during the course of our business, we are in continuous dialogue with our major airline suppliers about the nature and extent of their participation in the priceline.com system. In the second quarter 2002, Northwest Airlines terminated its Airline Participation Agreement with us. The significant reduction on the part of any of our other major suppliers of their participation in the priceline.com system for a sustained period of time or their complete withdrawal could have a material adverse effect on our business, results of operations and financial condition.

          Due to our dependence on the airline industry, we could be severely affected by changes in that industry, and, in many cases, we will have no control over such changes or their timing. For example, we believe that our business has been adversely affected by the general reduction in airline capacity since September 11, 2001. Further, since the September 11, 2001 terrorist attacks, several major U.S. airlines are struggling financially and have either filed for reorganization under the United States Bankruptcy Code or discussed publicly the risks of bankruptcy. To the extent other major U.S. airlines that participate in our system declare bankruptcy, they may be unable or unwilling to honor tickets sold for their flights. Our policy in such event would be to direct customers seeking a refund or exchange to the airline, and not to provide a remedy ourselves. Because we are the merchant-of-record on sales of airline tickets to our customers, however, we could experience a significant increase in demands for refunds or credit card charge-backs from customers which would materially and adversely affect our business. In addition, because our customers do not choose the airlines on which they are to fly, the bankruptcy of a major U.S. airline or the possibility of a major U.S. airline declaring bankruptcy could discourage customers from booking airline tickets through us.

          In addition, given the concentration of the airline industry, particularly in the domestic market, major airlines that are not participating in the priceline.com service, or our competitors, could exert pressure on other airlines not to supply us with tickets. Moreover, the airlines may attempt to establish their own buyer-driven commerce service or participate or invest in other similar services, like Hotwire, a website that offers discounted fares on opaque inventory, or Orbitz, an airline-owned website that competes directly with us.

          THE BANKRUPTCY, DISCONTINUANCE OR CONSOLIDATION OF OUR SUPPLIERS COULD HARM OUR BUSINESS

          We are heavily dependent on our suppliers. Two of our largest airline suppliers, U.S. Airways and United Airlines, are currently operating under the protection of federal bankruptcy laws and certain other major suppliers, including American Airlines, have disclosed publicly the possibility of seeking the protection of the federal bankruptcy laws. If any of our suppliers currently in bankruptcy liquidates or does not emerge from bankruptcy and we are unable to replace such supplier as a participant in priceline.com, our business would be adversely affected. Additionally, in the event that another of our major suppliers voluntarily or involuntarily declares bankruptcy and is subsequently unable to successfully emerge from bankruptcy, and we are unable to replace such supplier, our business would be adversely affected. In addition, as discussed in "WE ARE DEPENDENT ON THE AIRLINE INDUSTRY AND CERTAIN AIRLINES," because our customers do not choose the airline, hotel or rental car company on which they are booked, the bankruptcy of a major supplier or even the possibility of a major supplier declaring bankruptcy, could discourage consumers from booking their travel products through us. As of March 17, 2003, two of the five rental car brands that supply our rental car business are operating under the protection of the bankruptcy laws. If any or all of such companies discontinue their business, and we are unable to find other suppliers, it could have a material adverse effect on our business, results of operations and financial condition. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - RECENT DEVELOPMENTS."

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

          INTENSE COMPETITION COULD REDUCE OUR MARKET SHARE AND HARM OUR FINANCIAL PERFORMANCE

          We compete with both online and traditional sellers of the products and services offered on priceline.com. Current and new competitors can launch new sites at a relatively low cost. In addition, the traditional retail industry for the products and services we offer is intensely competitive. Recently, we have seen the continuation of a trend in the online travel industry toward vertical integration. For example, in October 2001, Cendant Corporation, a diversified global provider of business and consumer services which owns, among other things, Avis and is the world's largest franchiser of hotels, purchased online travel provider Cheaptickets.com as well as Galileo International, Inc., a global distribution system. In addition, in February 2002, USA Networks, Inc., which owns a controlling stake in Hotels.com, acquired a controlling stake in Expedia, Inc. and, in early 2003, agreed to acquire all of Expedia, Inc. shares it does not already own. Finally, Hilton Hotels Corporation, Hyatt Corporation,

Marriott International, Inc., Six Continents Hotels, Starwood Hotels and Pegasus Solutions, Inc. recently formed Travelweb LLC, a full-service automated distributor of hotel rooms that will compete with us in the online hotel space. If this trend continues, we might not be able to effectively compete with industry conglomerates that have access to greater and more diversified resources than we do.

          We currently or potentially compete with a variety of companies with respect to each product or service we offer. With respect to travel products, these competitors include:

               - Internet travel services such as Expedia, Travelocity.com, Orbitz, Hotels.com and Hotwire, a website that offers discounted fares on opaque inventory;

               -    traditional travel agencies;

               - consolidators and wholesalers of airline tickets and other travel products, including online consolidators such as Hotel Reservation Network and Cheaptickets.com;

               - individual or groups of airlines, hotels, rental car companies, cruise operators and other travel service providers (all of which may provide services by telephone or through their branded website); and

               - operators of travel industry reservation databases such as Worldspan, L.P. and Sabre.

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

          Hotwire, which was launched in October 2000, provides airline tickets, hotel rooms and rental car reservations at disclosed prices, although supplier identity and flight times remain opaque. Since its launch, Hotwire has been successful in establishing itself in the online travel marketplace, through aggressive advertising which has had the effect of decreasing our market share. If we are unable to effectively compete with Hotwire, our results will suffer. Competition from these and other sources could have a material adverse effect on our business, results of operations and financial condition.

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

          WE MAY LOSE OR BE SUBJECT TO REDUCTION OF GDS FEES

          We rely on fees paid to us by Worldspan, L.P. for travel bookings made through Worldspan, L.P.'s global distribution system (GDS) for a substantial portion of our gross profit and net income. A number of travel suppliers, particularly airlines, have indicated publicly that, as part of an effort to reduce distribution costs, they intend to reduce their dependence over time on what they view to be "expensive" distribution channels such as GDSs. A number of travel suppliers have reached agreements with travel distributors that require rebates of all or part of the fees received from the GDS. Additionally, travel suppliers are encouraging distributors, such as us, to develop technology enabling direct connections therefore bypassing the GDS. Development of direct connection technology would require the use of information technology resources and could cause us to incur additional operating expenses and delay other projects. We have been and believe that we will continue to be under pressure from travel suppliers to rebate all or part of the travel booking fees we receive from Worldspan, L.P. To the extent that we are required to rebate travel booking fees we currently receive to travel suppliers, and are unable to recover such amounts by charging customers, it could have a material adverse effect on our business, results of operations and financial condition.

          In addition, in March 2003, a corporation newly formed by Citigroup Venture Capital Equity Partners L.P. and Teachers' Merchant Bank, agreed to purchase Worldspan, L.P. from its airline owners. It is unclear what effect, if any, a change in control of Worldspan, L.P. will have on our relationship with Worldspan, L.P. or our business, results of operations or financial condition.

          UNCERTAINTY REGARDING STATE TAXES

          We file tax returns in such states as required by law based on principles applicable to traditional businesses. In addition, we pay sales and other taxes to suppliers on our purchases of travel services sold through the priceline.com service. In certain cases, where appropriate, we remit taxes directly to the tax authorities. We believe that this practice is consistent with the tax laws of all jurisdictions. However, one or more states could seek to impose additional income tax obligations, sales tax collection obligations, or other tax obligations on companies, such as ours, which engage in or facilitate online commerce. A number of proposals have been made at state and local levels that could impose such taxes on the sale of products and services through the Internet or the income derived from such sales.

          To the extent that any tax authority succeeds in asserting that a tax collection responsibility applies to transactions conducted through the priceline.com service, we might have additional tax exposure. Such actions could have a material adverse effect on our business, results of operations and financial condition.

          We will continue to assess the risks of any potential financial impact, and to the extent appropriate, we will reserve for those contingencies.

          OUR BUSINESS IS EXPOSED TO RISKS ASSOCIATED WITH CREDIT CARD FRAUD AND CHARGE-BACKS

          To date, our results have been impacted by purchases made using fraudulent credit cards. Because we act as the merchant-of-record, we are held liable for fraudulent credit card transactions on our website as well as other payment disputes with our customers. Accordingly, we calculate and record an allowance for the resulting credit card charge-backs. During the second half of 2001, we launched a company-wide credit card charge-back reduction project aimed at preventing the fraudulent use of credit cards. To date, this project has been successful in reducing fraud; however, if we are unable to continue to reduce the fraudulent use of credit cards on our website, it could have a material adverse effect on our business, results of operations and financial condition.

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

          IF WE LOSE OUR KEY PERSONNEL OR CANNOT RECRUIT ADDITIONAL PERSONNEL, OUR BUSINESS MAY SUFFER

          We depend on the continued services and performance of our executive officers and other key personnel. We do not have "key person" life insurance policies. If we do not succeed in attracting new employees or retaining and motivating current and future employees or executive officers, our business could suffer significantly. Our ability to retain key employees could be materially adversely affected by the decline in the market price of our common stock and by limitations on our ability to pay cash compensation that is equivalent to cash paid by traditional businesses and limitations imposed by our employee benefit plans to issue additional equity incentives.

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

          TWO LARGE STOCKHOLDERS BENEFICIALLY OWN APPROXIMATELY 34% OF OUR STOCK

          Hutchison Whampoa Limited and its 49.97% shareholder, Cheung Kong (Holdings) Limited, collectively beneficially owned approximately 34% of our outstanding common stock as of December 31, 2002, based on public filings with the Securities and Exchange Commission. Together, Cheung Kong (Holdings) Limited and Hutchison Whampoa Limited have appointed three of the eleven members of our Board of Directors. As a result of their ownership and positions, Cheung Kong (Holdings) Limited and Hutchison Whampoa Limited collectively are able to significantly influence all matters requiring stockholders approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of our company. In addition, both Cheung Kong (Holdings) Limited and Hutchison Whampoa Limited have registration rights with respect to their shares of priceline.com. On September 19, 2001, Cheung Kong (Holdings) Limited and Hutchison Whampoa Limited withdrew a request they had made for us to file a shelf registration statement to sell shares and obtained rights to purchase up to a 37.5% stake (on a fully diluted basis) in priceline.com, subject to certain limitations. There can be no assurance that Cheung Kong (Holdings) Limited, Hutchison Whampoa Limited, or both, will not make another request for registration and dispose of all or substantially all of our common stock held by them at any time after the effectiveness of a shelf registration statement. Sales of significant amounts of shares held by Cheung Kong (Holdings) Limited or Hutchison Whampoa Limited, or the prospect of these sales, could adversely affect the market price of our common stock.

          WE RELY ON THIRD-PARTY SYSTEMS

          We rely on certain third-party computer systems and third-party service providers, including the computerized central reservation systems of the airline, hotel and rental car industries to satisfy demand for airline tickets and hotel room reservations. In particular, our travel business is substantially dependent upon the computerized reservation system of Worldspan, L.P., an operator of a database for the travel industry. Any interruption in these third-party services systems, including Worldspan, L.P.'s, or deterioration in their performance could prevent us from booking airline, hotel and rental car reservations and have a material adverse effect on our business. Our agreements with third-party service providers are terminable upon short notice and often do not provide recourse for service interruptions. In the event our arrangement with any of such third parties is terminated, we may not be able to find an alternative source of systems support on a timely basis or on commercially reasonable terms and, as a result, it could have a material adverse effect on our business, results of operations and financial condition.

          Substantially all of our computer hardware for operating our services is currently located at Cable & Wireless plc. in Jersey City, New Jersey. If Cable & Wireless is unable, for any reason, to support our primary web hosting facility, we would need to activate our secondary site at AT&T which would be a substantial burden to us and have a material adverse effect on our business, results of operations and financial condition.

          Some of our communications infrastructure is provided by WorldCom, Inc. which has filed for bankruptcy protection. If WorldCom, Inc. is unable, for any reason, to support the communications infrastructure that it provides us, instabilities in our systems could increase until such time as we were able to replace its services.

          While we do maintain redundant systems and hosting services, it is possible that we could experience an interruption in our business, and we do not carry business interruption insurance sufficient to compensate us for losses that may occur.

          CAPACITY CONSTRAINTS AND SYSTEM FAILURES COULD HARM OUR BUSINESS

          Substantial amounts of our computer hardware for operating our services currently is located at the facilities of Cable & Wireless plc. in New Jersey. These systems and operations are vulnerable to damage or interruption from human error, floods, fires, power loss, telecommunication failures and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at the Cable & Wireless facility could result in lengthy interruptions in our services. In addition, the failure by Cable & Wireless to provide our required data communications capacity could result in interruptions in our service. Any system failure that causes an interruption in service or decreases the responsiveness of the priceline.com service could impair our reputation, damage our brand name and have a material adverse effect on our business, results of operations and financial condition.

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

          OUR SUCCESS DEPENDS ON OUR ABILITY TO PROTECT OUR INTELLECTUAL
PROPERTY

          We regard our intellectual property as critical to our success, and we rely on trademark, copyright and patent law, trade secret protection and confidentiality and/or license agreements with our employees, customers, partners and others to protect our proprietary rights. If we are not successful in protecting our intellectual property, it could have a material adverse effect on our business, results of operations and financial condition.

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

               - new prior art will not be discovered which may diminish the value of or invalidate an issued patent; or

               - a third party will not have or obtain one or more patents that prevent us from practicing features of our business or require us to pay for a license to use those features.

          There has been recent discussion in the press regarding the examination and issuance of so called "business-method" patents. As a result, the United States Patent and Trademark Office has indicated that it intends to intensify the review process applicable to such patent applications. The new procedures are not expected to have a direct effect on patents already granted. We cannot anticipate what effect, if any, the new review process will have on our pending patent applications.

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

          LEGAL PROCEEDINGS

          We are a party to the legal proceedings described in Note 16 to our Consolidated Financial Statements and Part I, Item 3 of this Annual Report on Form 10-K for the year ended December 31, 2002. The defense of the actions described in Note 16 may increase our expenses and an adverse outcome in any of such actions could have a material adverse effect on our business, results of operations and financial condition.

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

          We are defendants in a number of securities class action litigations. In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities. To the extent our stock price declines or is volatile, we may in the future be the target of additional litigation. Securities and other litigation could result in substantial costs and divert management's attention and resources. See
Part I, Item 3 - Legal Proceedings

          REGULATORY AND LEGAL UNCERTAINTIES COULD HARM OUR BUSINESS

          The products and services we offer through the priceline.com service are regulated by federal and state governments. Our ability to provide such products and services is and will continue to be affected by such regulations. The implementation of unfavorable regulations or unfavorable interpretations of existing regulations by courts or regulatory bodies could require us to incur significant compliance costs, cause the development of the affected markets to become impractical and otherwise have a material adverse effect on our business, results of operations and financial condition.

          THE PRICELINE.COM WEBSITE. We maintain a website with the address www.priceline.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission.

ITEM 2.  PROPERTIES

          Our executive, administrative, operating offices and network operations center are located in approximately 92,000 square feet of leased office space located in Norwalk, Connecticut. Our call center is located in Columbus, Ohio where we lease approximately 12,000 square feet of leased office and warehouse space. In addition, we currently lease approximately 47,000 square feet in another location in Wilton, Connecticut that is primarily unoccupied and that we intend to vacate in April 2003 in accordance with the terms of the lease. We also have a lease for approximately 2,500 square feet of office space in New York City. Priceline.com europe Ltd. leases approximately 290 square feet of office space in Staines, England. We do not own any real estate as of March 17, 2003.

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

          All of these cases have been assigned to Judge Dominick J. Squatrito. On September 12, 2001, Judge Squatrito ordered that these cases be consolidated under the Master File No. 3:00cv1884 (DJS), and he designated lead plaintiffs and lead plaintiffs' counsel. On October 29, 2001, plaintiffs served a Consolidated Amended Complaint. On February 5, 2002, Amerindo Investment Advisors, Inc., who is one of the lead plaintiffs in the consolidated action, made a motion for leave to withdraw as lead plaintiff. The court has yet to rule on that motion. On February 28, 2002, we filed a motion to dismiss the Consolidated Amended Complaint. That motion has been fully briefed. The Court has yet to rule on that motion. On July 26 and August 1, 2002, the Court issued scheduling orders concerning pretrial proceedings. We intend to defend vigorously against this action.

          In addition, we have been served with a complaint that purports to be a shareholder derivative action against our Board of Directors and certain of our current and former executive officers, as well as us (as a nominal defendant). The complaint alleges breach of fiduciary duty and waste of corporate assets. The action is captioned Mark Zimmerman v. Richard Braddock, J. Walker, D. Schulman, P. Allaire, R. Bahna, P. Blackney, W. Ford, M. Loeb, N. Nicholas, N. Peretsman, and priceline.com Incorporated 18473-NC (Court of Chancery of Delaware, County of New Castle, State of Delaware). On February 6, 2001, all defendants moved to dismiss the complaint for failure to make a demand upon the Board of Directors and failure to state a cause of action upon which relief can be granted. Pursuant to a stipulation by the parties, an amended complaint was filed on June 21, 2001. Defendants renewed their motion to dismiss on August 20, 2001, and plaintiff served his opposition to that motion on October 26, 2001. Defendants filed their reply brief on January 7, 2002. On December 20, 2002, the Court granted Defendants' motion without prejudice. Plaintiffs have until March 27, 2003, to file an amended complaint. We intend to defend vigorously against this action.

          On March 16, March 26, April 27, and June 5, 2001, respectively, four putative class action complaints were filed in the U.S. District Court for the Southern District of New York naming priceline.com, Inc., Richard S. Braddock, Jay Walker, Paul Francis, Morgan Stanley Dean Witter & Co., Merrill Lynch, Pierce, Fenner & Smith, Inc., BancBoston Robertson Stephens, Inc. and Salomon Smith Barney, Inc. as defendants (01 Civ. 2261, 01 Civ. 2576, 01 Civ. 3590 and 01 Civ. 4956). Shives ET AL. v. Bank of America Securities LLC ET AL., 01 Civ. 4956, also names other defendants and states claims unrelated to us. The complaints allege, among other things, that priceline.com and the individual defendants named in the complaints violated the federal securities laws by issuing and selling priceline.com common stock in priceline.com's March 1999 initial public offering without disclosing to investors that some of the underwriters in the offering, including the lead underwriters, had allegedly solicited and received excessive and undisclosed commissions from certain investors. By Orders of Judge Mukasey and Judge Scheindlin dated August 8, 2001, these cases were consolidated for pre-trial purposes with hundreds of other cases, which contain allegations concerning the allocation of shares in the initial public offerings of companies other than priceline.com, Inc. By Order of Judge Scheindlin dated August 14, 2001, the following cases were consolidated for all purposes: 01 Civ. 2261; 01 Civ. 2576; and 01 Civ. 3590. On April 19, 2002, plaintiffs filed a Consolidated Amended Class Action Complaint in these cases. This Consolidated Amended Class Action Complaint makes similar allegations to those described above but with respect to both our March 1999 initial public offering and our August 1999 second public offering of common stock. The named defendants are priceline.com, Inc., Richard S. Braddock, Jay S. Walker, Paul E. Francis, Nancy B. Peretsman, Timothy G. Brier, Morgan Stanley Dean Witter & Co., Goldman Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith, Inc., Robertson Stephens, Inc. (as successor-in-interest to BancBoston), Credit Suisse First Boston Corp. (as successor-in-interest to Donaldson Lufkin & Jenrette Securities Corp.), Allen & Co., Inc. and Salomon Smith Barney, Inc. Priceline, Richard Braddock, Jay Walker, Paul Francis, Nancy Peretsman, and Timothy Brier, together with other issuer defendants in the consolidated litigation, filed a joint motion to dismiss on July 15, 2002. On November 18, 2002, the cases against the individual defendants were dismissed without prejudice and without costs. In addition, counsel for plaintiffs and the individual defendants executed Reservation of Rights and Tolling Agreements, which toll the statutes of limitations on plaintiffs' claims against those individuals. On February 19, 2003, Judge Scheindlin issued an Opinion and Order granting in part and denying in part that motion. None of the claims against us were dismissed. We intend to defend vigorously against these actions.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted for a vote of stockholders of priceline.com during the fourth quarter of the year ended December 31, 2002.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

          Our common stock has been quoted on the Nasdaq National Market under the symbol "PCLN" since our initial public offering on March 29, 1999. Prior to such time, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low closing sales prices per share of the common stock as reported on the Nasdaq National Market:

                                                           HIGH           LOW
                                                           ----           ---
2003

January 1 to March 17............................       $     1.67     $    1.16

2002

First Quarter....................................       $     6.32     $    3.67
Second Quarter...................................             5.27          2.79
Third Quarter....................................             2.75          1.46
Fourth Quarter...................................             2.32          1.10

2001

First Quarter....................................       $     3.50     $    1.41
Second Quarter...................................             9.05          2.53
Third Quarter....................................             9.91          2.03
Fourth Quarter...................................             6.26          3.42

HOLDERS

          As of March 17, 2003, there were approximately 1,276 stockholders of record of priceline.com's common stock, although we believe that there are a significantly larger number of beneficial owners.

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

RECENT SALES OF UNREGISTERED SECURITIES

          On January 29, 2002, Delta Air Lines, Inc. notified us that they were exercising warrants to purchase 4.0 million shares of priceline.com common stock. The warrants were issued to Delta in February 2001 in connection with Delta's exchange of priceline.com Series A Convertible Redeemable PIK Preferred Stock for Series B Redeemable Preferred Stock. As required by the terms of the warrants, Delta exercised the warrants by surrendering 11,875 shares of Series B Preferred Stock. As a result, on January 29, 2002, after giving effect to the exercise of the warrants, there were 13,470 shares of Series B Preferred Stock outstanding having an aggregate liquidation preference of approximately $13.5 million.

As a result of this exercise, the Series B Preferred Stock will pay dividends of approximately 242,000 shares of priceline.com common stock semi-annually. In connection with the sale of the shares issued upon exercise of the warrants, we relied upon Section 4(2) of the Securities Act of 1933, as amended. See Note 11 to our Consolidated Financial Statements.

                                                                EQUITY COMPENSATION PLAN INFORMATION

                                                                                                 NUMBER OF SECURITIES
                                                                                                REMAINING AVAILABLE FOR
                                             NUMBER OF SECURITIES       WEIGHTED-AVERAGE         FUTURE ISSUANCE UNDER
                                               TO BE ISSUED UPON        EXERCISE PRICE OF         EQUITY COMPENSATION
                                                  EXERCISE OF              OUTSTANDING              PLANS (EXCLUDING
                                             OUTSTANDING OPTIONS,       OPTIONS, WARRANTS       SECURITIES REFLECTED IN
PLAN CATEGORY                                 WARRANTS AND RIGHTS           AND RIGHTS                COLUMN (a))
-----------------------------------------   ----------------------     -------------------     -------------------------
                                                       (a)                     (b)                        (c)
Equity compensation plans approved
by security holders...................                      -               $      -                           -

Equity compensation plans not approved
by security holders(1).......                      52,770,857(2)            $  21.21                  13,090,010

                                            ----------------------     -------------------     -------------------------
Total:................................             57,770,857               $  21.21                  13,090,010
                                            ======================     ===================     =========================

          (1) In May and April of 2001 and 2000, respectively, the Company's stockholders approved amendments to the 1999 Plan.

          (2) Includes (i) 7,330,567 shares of Common Stock which may be issued upon exercise of stock options outstanding under the Company's 1997 Omnibus Plan (the "1997 Plan"), (ii) 17,748,296 shares of Common Stock which may be issued upon exercise of stock options outstanding under the Company's 1999 Omnibus Plan (the "1999 Plan"), (iii) 3,979,795 shares of Common Stock which may be issued upon exercise of stock options outstanding under the Company's 2000 Employee Stock Option Plan (the "2000 Plan"), (iv) 500,000 shares of Common Stock which may be issued upon exercise of a stock option granted to Robert Mylod, the Company's current Chief Financial Officer, in November 2000 (the "Mylod Option"), (v) 4,537,199 shares of Common Stock which may be issued upon exercise of warrants issued to Delta Airlines in February 2001 (the "Delta Warrant"), (vi) 1,000,000 shares of Common Stock which may be issued upon exercise of warrants issued to Continental Airlines in July 1999 (the "Continental Warrants") and (vii) 17,675,000 shares of Common Stock which may be issued upon exercise of warrants issued to major domestic airlines in November 1999 (the "Other Airline Warrants").

          The 1997 Plan and the 1999 Plan each provide for the granting of awards to officers, other employees, consultants and directors of the Company and its affiliates. Awards may be made in the form of stock options, restricted stock or other awards. The maximum number of shares of Common Stock which may be issued under the 1997 Plan and the 1999 Plan is currently 23,875,000 and 35,375,000 shares, respectively (subject to adjustment as provided in the respective plans). Options issued under the 1997 Plan and the 1999 Plan generally become exercisable in equal installments over a three-year term and expire ten years after the date of grant. All stock options issued under the 1999 Plan must have an exercise price at least equal to the fair market value of the Company's Common Stock on the date of grant.

          The 2000 Plan provides for the issuance of stock options to employees and consultants of the Company and its affiliates. The maximum number of shares of Common Stock which may be issued under the 2000 Plan is currently 6,000,000 shares (subject to adjustment as provided in the plan). Options issued under 2000 Plan generally become exercisable in equal installments over a three-year term and expire ten years after the date of grant. All options issued under the 2000 Plan must have an exercise price at least equal to the fair market value of the Company's Common Stock on the date of grant.

          In February 2000, the Company adopted a plan (the "Miller Plan"), pursuant to which it authorized the issuance of options to acquire 2,500,000 shares of the Company's common stock to Heidi G. Miller, the Company's former Chief Financial Officer. The Company actually granted 1,625,000 options under the Miller Plan, of which all were subsequently forfeited, and not available for issuance to anyone other than Ms. Miller.

          Pursuant to the Mylod Option, Mr. Mylod has the right to acquire up to 500,000 shares of Common Stock at an exercise price of $2.44 per share. The Mylod Option is fully vested and is exercisable until November 19, 2010.

          The Delta Warrants provide for an exercise price of $2.97 per share, provided, that, Delta may also exercise the Delta Warrants by surrendering shares of the Company's Series B Redeemable Preferred Stock. If, however, the closing sales price of the Company's Common Stock has exceeded $8.91 (subject to adjustment) for 20 consecutive trading days, the Delta Warrants will automatically be exercised. In such event, the exercise price will be paid by surrendering shares of Series B Redeemable Preferred Stock. The Delta Warrants are exercisable at any time prior to February 6, 2007. Please see note 12 to our Consolidated Financial Statements for more information about the Delta Warrants.

          The Continental Warrants are exercisable upon the earlier to occur of July 15, 2004 or the Company's achievement of certain performance thresholds described in the Continental Warrant, at an exercise price of $59.93 per share.

          The Other Airline Warrants provide for exercise prices ranging from $52.63 to $59.93 per share. These warrants are not exercisable until November 2005, subject to acceleration under certain circumstances described in the warrants.

ITEM 6. SELECTED FINANCIAL DATA

                             SELECTED FINANCIAL DATA

          The following selected consolidated financial data presented below are derived from the Consolidated Financial Statements and related Notes of the Company, and should be read in connection with those statements, some of which are included herein. All share and per share amounts have been adjusted to reflect the 1.25:1 stock split during 1999.

                                                                          YEAR ENDED DECEMBER 31,
                                                      2002           2001           2000           1999           1998
                                                  ------------   ------------   ------------   ------------   ------------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Consolidated Statement of Operations Data:
Revenues:
   Travel .....................................   $    996,815   $  1,162,223   $  1,217,160   $    480,979   $     35,224
   Other.......................................          6,791          9,530         18,236          1,431             13
                                                  ------------------------------------------------------------------------
Total revenues.................................      1,003,606      1,171,753      1,235,396        482,410         35,237
                                                  ------------------------------------------------------------------------
Cost of revenues:
   Travel......................................        844,142        976,035      1,040,306        424,579         36,525
   Other.......................................          1,098          2,812          2,921              -              -
                                                  ------------------------------------------------------------------------
Total costs of revenues........................        845,240        978,847      1,043,227        424,579         36,525
                                                  ------------------------------------------------------------------------
Gross profit...................................        158,366        192,906        192,169         57,831         (1,288)
                                                  ------------------------------------------------------------------------
Operating expenses:
    Sales and marketing........................         82,741        115,366        148,133         79,577         24,388
    General and administrative (including
    $120, $909, $8,788 and $1,812 of option ...
    payroll taxes in 2002, 2001, 2000 and 1999,
    respectively) .............................         29,273         29,568         60,982         27,609         18,004
   Stock based compensation....................          1,000         16,508          1,711              -              -
   Systems and business development............         40,964         41,293         39,192         14,023         11,132
   Special charge (reversal)...................           (200)        (1,218)        34,824              -              -
   Restructuring charge (reversal).............          3,738           (136)        32,006              -              -
   Severance charge (reversal).................            (55)         5,412              -              -              -
   Impairment charge...........................         24,229              -              -              -              -
   Warrant costs, net..........................              -              -          8,595        998,832         57,979
   Write-off of WebHouse warrant...............              -              -        189,000              -              -
                                                  ------------------------------------------------------------------------
   Total operating expenses....................        181,690        206,793        514,443      1,120,041        111,503
                                                  ------------------------------------------------------------------------
Operating loss.................................        (23,324)       (13,887)      (322,274)    (1,062,210)      (112,791)
Other income...................................          4,140          6,584          7,129          7,120            548
                                                  ------------------------------------------------------------------------
Net loss.......................................        (19,184)        (7,303)      (315,145)    (1,055,090)      (112,243)
Preferred stock dividend.......................         (2,344)        (8,563)       (14,382)             -              -
Accretion on preferred stock...................              -              -              -         (8,354)        (2,183)
                                                  ------------------------------------------------------------------------
Net loss applicable to common stockholders ....   $    (21,528)  $    (15,866)  $   (329,527)  $ (1,063,444)  $   (114,426)
                                                  ========================================================================
Net loss applicable to common stockholders
per basic and diluted common share ............   $      (0.09)  $      (0.08)  $      (1.97)  $      (7.90)  $      (1.41)
                                                  ========================================================================
Weighted average number of basic and diluted
common shares outstanding .....................        227,283        205,000        166,952        134,622         81,231
                                                  ========================================================================

                                                                             AS OF DECEMBER 31,
                                                      2002           2001           2000           1999           1998
                                                  ------------   ------------   ------------   ------------   ------------
                                                                               (IN THOUSANDS)
Consolidated Balance Sheet Data:
Cash, cash equivalents, short-term investments
and restricted cash ...........................   $    149,584   $    164,608   $    106,018   $    177,299   $     53,903
Working capital................................        104,241         98,015         51,925        172,489         49,922
Total assets...................................        211,162        262,190        195,078        441,886         66,572
Long-term obligations and redeemable
preferred stock ...............................         14,185         28,183        364,688              -          1,015
Total liabilities..............................         66,042         90,134         84,405         39,250         11,296
Total stockholders' equity.....................        131,650        146,711       (248,907)       402,636         55,279

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

          OVERVIEW

          We have pioneered a unique e-commerce pricing system known as a "demand collection system" that enables consumers to use the Internet to save money on products and services while enabling sellers to generate incremental revenue. Using a simple and compelling consumer proposition - NAME YOUR OWN PRICE(R) - we collect consumer demand, in the form of individual customer offers, for a particular product or service at a price set by the customer. We then access databases or, in some instances, communicate that demand to participating sellers to determine whether we can fulfill the customer's offer. For most of these transactions, we establish the price we will accept, have total discretion in supplier selection, purchase and take title to the particular product and are the merchant of record. Consumers agree to hold their offers open for a specified period of time and, once fulfilled, offers generally cannot be canceled. We benefit consumers by enabling them to save money, while at the same time benefiting sellers by providing them with an effective revenue management tool capable of identifying and capturing incremental revenues. By requiring consumers to be flexible with respect to brands, sellers and product features, we enable sellers to generate incremental revenue without disrupting their existing distribution channels or retail pricing structures.

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

               - fixed-price cruises and cruise packages, through a third party that accesses major cruise lines; and

               - vacation packages, in many United States and certain international markets.

          In certain instances, we have licensed the priceline.com name and demand collection system to third parties to offer a particular product or service (HOME FINANCING) or to offer a number of products or services in a distinct international region (ASIA). Pursuant to these licensee transactions, we generally receive a royalty under the license and may also receive fees for services and reimbursement of certain expenses. We also hold a significant percentage of equity in such entities.

          In the days following the commencement of the military conflict with Iraq on March 19, 2003, we experienced a substantial decline in demand for our travel products and an increase in customer service costs and ticket refunds and cancellations. At this time, we cannot forecast the extent to which our travel business will be affected by the war with Iraq. However, a prolonged conflict could have a material adverse effect on our business, results of operations and financial condition. See "FACTORS THAT MAY AFFECT FUTURE RESULTS - OUR BUSINESS HAS BEEN NEGATIVELY IMPACTED BY THE WAR IN IRAQ AND COULD BE FURTHER DAMAGED BY TERRORIST ATTACKS OR THE FEAR OF FUTURE TERRORIST ATTACKS."

          Our overall financial prospects are significantly dependent upon our sale of leisure airline tickets and, as a result, the health of our business is directly related to the health of the airline industry. The domestic airline industry has experienced significant revenue declines since the beginning of 2001 and most domestic airlines, and many of our major suppliers, are experiencing significant losses which we expect to be worsened by the war in Iraq. If the major airlines are unable to stem these losses, additional bankruptcy filings by major airlines are likely. See "FACTORS THAT MAY AFFECT FUTURE RESULTS - THE BANKRUPTCY, DISCONTINUANCE OR CONSOLIDATION OF OUR SUPPLIERS COULD HARM OUR BUSINESS."

          Since the terrorist attacks of September 11, 2001, and, more recently, following the outbreak of war with Iraq, the major airlines have grounded portions of their fleets, significantly reducing the number of available airline seats, and have deeply discounted retail airline tickets to stimulate demand. These actions have had a detrimental effect on our business. Deep retail discounting by the airlines affects our demand and our "bind rate" (the percentage of unique offers that we ultimately fulfill) by hurting our value proposition and making users less willing to accept the trade-offs associated with our opaque leisure airline tickets. In addition, decreased airline capacity hurts our business by reducing the levels of inventory available to us and increasing our cost of inventory. While we did not see a deterioration in average offer price from customers during 2002, offer prices have not kept pace with the increase in our cost of inventory and are, therefore, lower in proportion to our average cost of supply, negatively affecting our bind rate.

          We believe that over time, our lower bind rate may also negatively impact demand for our airline tickets. The war in Iraq, lingering effects of September 11, 2001, continued aggressive discounting by the airlines, competition from other on-line distribution channels and low-cost carriers, and uncertainty regarding our domestic economy and additional or protracted hostilities in the Middle East or elsewhere, we believe have, and may continue to, negatively impact our airline ticket demand into 2003.

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

          We intend to combat these trends by continuing to develop our non-air business, in particular our hotel business, for which demand and bind remains relatively strong, continuing to evaluate and implement ways to improve offer quality and our bind rate, diversifying our revenue among non-opaque products (such as retail travel products offered through our wholly-owned subsidiary, Lowestfare.com) and broadening our customer appeal through marketing efforts relating to both priceline.com and Lowestfare.com. However, further terrorist attacks, hostilities in the Middle East, the insolvency of a major domestic airline now in bankruptcy, the bankruptcy of an additional carrier or the withdrawal from our system of a major airline or hotel supplier could adversely affect our business and results of operations.

          A number of travel suppliers, particularly airlines, have indicated publicly that, as part of an effort to reduce distribution costs, they intend to reduce their dependence over time on what they view to be "expensive" distribution channels such as global distribution systems (GDSs). A number of travel suppliers have reached agreements with travel distributors that require rebates of all or part of the fees received from the GDS. Additionally, travel suppliers are encouraging distributors, such as us, to develop technology enabling direct connections therefore bypassing the GDS. Development of direct connection technology would require the use of information technology resources and could cause us to incur additional operating expenses and delay other projects. We have been and believe that we will continue to be under pressure from travel suppliers to rebate all or part of the travel booking fees we receive from Worldspan, L.P. To the extent that we are required to rebate travel booking fees we currently receive from our GDS to travel suppliers, and are unable to recover such amounts by charging customers, it could have a material adverse effect on our business, results of operations and financial condition. In addition, in March 2003, a corporation newly formed by Citigroup Venture Capital Equity Partners L.P. and Teachers' Merchant Bank, agreed to purchase Worldspan, L.P. from its airline owners. It is unclear what effect, if any, a change in control of Worldspan, L.P. will have on our relationship with Worldspan, L.P. or our business, results of operations or financial condition.

          Several other important developments occurred during the year ended December 31, 2002.

          On February 19, 2002, we launched our vacation packages product. Utilizing our NAME YOUR OWN PRICE(R) system, our vacation packages product allows travelers to choose the specific hotel they want, how long they want to stay, the days on which they want to leave and come back and, the price they want to pay for their vacation. As with our airline product, the specific airline and flight times are not disclosed to the consumer in the vacation packages product. We believe that the Internet is a good medium for delivery of the content and information customers desire when making a vacation decision and that the "build-your-own" vacation concept will appeal to a broad segment of the leisure travel purchasing population that was previously uninterested in purchasing package products.

          On May 31, 2002, we entered into an agreement with Lowestfare.com, LLC whereby we purchased the trademarks and domain names of Lowestfare.com. We believe that Lowestfare.com is one of the Internet's strongest discount travel brands. We began offering, and will continue to offer, airline tickets, hotel rooms, rental cars and vacation packages at prices disclosed to the consumer, through the www.lowestfare.com Internet site. We believe that Lowestfare.com will help us diversify our revenue stream and broaden our customer appeal by making us less dependent on the opaque channel and offering our customers a retail alternative.

          On July 31, 2002, we announced that our board of directors authorized the repurchase of up to $40 million of our common stock from time to time in the open market or in privately negotiated transactions. In addition, we announced that Cheung Kong (Holdings) Limited and Hutchison Whampoa Limited, who together own approximately 34% of our outstanding common stock, had informed us that they may purchase up to an additional $40 million of priceline.com common stock in the open market or in privately negotiated transactions. As of December 31, 2002, we had repurchased 5,387,717 shares of our common stock as part of our stock repurchase program. Whether and when we decide to complete any purchase of common stock and the amount of common stock purchased will be determined by us in our complete discretion. Any repurchase by us may or may not occur simultaneously or be coordinated with any purchases of common stock by Cheung Kong (Holdings) Limited and Hutchison Whampoa Limited. As of December 31, 2002, there were approximately 224.7 million shares of our common stock outstanding.

          On August 11, 2002, U.S. Airways Group, Inc. announced that it had filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. On December 9, 2002, UAL Corp., the parent company of United Airlines, announced that it and certain of its U.S. subsidiaries also filed for protection under Chapter 11 of the Bankruptcy Code. In their announcements, U.S. Airways and United Airlines each stated that it had adequate resources to fulfill its obligations to customers while it reorganizes its operations and that tickets on U.S. Airways and United would continue to be honored and accepted. Our five largest airline suppliers, United Airlines, U.S. Airways, Delta Air Lines, American Airlines, and Continental Airlines, together accounted for approximately 90% of our airline ticket revenue in the year ended December 31, 2002. Currently, two of our largest suppliers, U.S. Airways and United Airlines, account for roughly half of our business and are operating under the protection of the federal bankruptcy laws. While we do not expect the bankruptcy filings of U.S. Airways or United Airlines to have a material adverse effect on our business and results of operations over the near term, we are unable at this time to assess the long-term impact of these bankruptcy filings on our business. If any of our five largest airline suppliers were unable or unwilling to participate in our system, as a result of bankruptcy, voluntary withdrawal, or otherwise, our business and results of operations would be materially and adversely affected. See "FACTORS THAT MAY AFFECT FUTURE RESULTS - WE ARE DEPENDENT ON THE AIRLINE INDUSTRY AND CERTAIN AIRLINES."

          On November 5, 2002, we announced a repositioning of our non-travel businesses and a reduction in headcount, each of which caused a reduction in related expenses. Our car service continues to provide new- and used-car buying information and guaranteed quote requests, but no longer provides a NAME YOUR OWN PRICE(R) service, and our telecommunications service continues to offer long distance calling plans, but no longer sells NAME YOUR OWN PRICE(R) calling minutes. The repositioning was designed to reduce operating expenses and focus resources on our travel businesses. As part of the repositioning, we reduced our workforce by 63 positions. In connection with the reduction in force and the restructuring of our non-travel businesses, we recorded a charge in the fourth quarter 2002 of approximately $4.7 million, consisting primarily of severance costs.

          On November 25, 2002, our board of directors announced the promotion of Jeffery H. Boyd to President and Chief Executive Officer. Mr. Boyd was our President and had shared the Chief Executive Officer responsibilities with Chairman Richard S. Braddock. Mr. Braddock will continue as our non-executive Chairman. On January 24, 2003, we announced the appointment of Howard W. "Skip" Barker, Jr. to our board of directors. Mr. Barker replaced General Atlantic Partners, LLC partner William E. Ford, who retired from our board. Mr. Barker will also serve as chairman of the audit committee of the board of directors.

          We believe that our success will depend in large part on our ability to achieve and maintain profitability, primarily from our travel business, to continue to promote the priceline.com brand and, over time, to offer other travel products and services on our website. We intend to continue to invest in marketing and promotion, technology and personnel within parameters consistent with attempts to improve operating results. Our goal is to reduce operating losses and improve gross margins in an effort to achieve and maintain profitability. Our limited operating history and the uncertain competitive environment described above makes the prediction of future results of operations difficult, and accordingly, we cannot assure you that we will maintain revenue growth or achieve and maintain profitability.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

          Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements. Certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require us to make significant judgments. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. On an on-going basis, we evaluate our estimates, including those related to credit card charge-backs and refunds, investments in licensees, intangible assets, income and other taxes, restructuring, special charges and severance, and contingencies and litigation. Those estimates are based on historical experience, terms of existing contracts, our observance of trends in the travel industry and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies include:

               - REFUNDS. In limited circumstances, we make certain accommodations for customers or provide refunds to customers. Based on our historical experience and our contractual arrangements with our suppliers, we establish reserves for estimated losses resulting from refunds or cancellations. In the event that we experience either an unanticipated increase in refunds or cancellations, as we did in the weeks following the terrorist attacks of September 11, 2001, or our suppliers refuse to accept certain refunds or cancellations or challenge refunds granted outside of their policies, our costs of revenues could increase.

               - ALLOWANCE FOR CREDIT CARD CHARGE-BACK. Because we are the merchant of record on most of our transactions, we are responsible for credit card transactions on our website that are disputed by customers with their credit card companies (including disputes involving fraudulent transactions). Accordingly, we record an allowance based on our historical charge-back experience for estimated losses resulting from credit card charge-backs.

               - INVESTMENT IN EQUITY INTERESTS. In September 2001, we converted a debt instrument into a 49% equity interest in pricelinemortgage and, accordingly, recognized our pro rata share of pricelinemortgage's net income. At December 31, 2002, the investment in pricelinemortgage consisted of our original investment of $4.6 million and our cumulative share of pricelinemortgage's earnings of approximately $2.7 million, offset by an impairment charge of approximately $1 million (which is included in the "Equity and net income of pricelinemortgage" line of our Statement of Operations) to reflect the write-down of the carrying value to its estimated fair value. Robert J. Mylod, our Chief Financial Officer, is a director of, and an investor in, Alliance Capital Partners Inc., the parent company of Alliance Partners, L.P., the owner of 51% of pricelinemortgage. In 1997, Mr. Mylod invested $50,000 in Alliance Capital Partners Inc. and his investment represents less than 1/10 of one percent of Alliance Capital Partners Inc.'s outstanding common stock.

               - VALUATION OF LONG-LIVED ASSETS. We evaluate whether events or circumstances have occurred which indicate that the carrying amounts of long-lived assets may be impaired or not recoverable. The significant factors that are considered that could trigger an impairment review include changes in business strategy, market conditions, or the manner of use of an asset; under performance relative to historical or expected future operating results; and negative industry or economic trends. In evaluating an asset for possible impairment, management estimates that asset's future undiscounted cash flows to measure whether the asset is recoverable. If it is determined that the asset is not recoverable, we measure the impairment based on the projected discounted cash flows of the asset over its remaining life. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect these evaluations.

               - NET OPERATING LOSSES. We recorded a valuation allowance for the full amount of the net deferred tax asset at December 31, 2002 and 2001 representing the portion of tax operating loss carryforwards and other items for which it is more likely than not that the benefit of such items will not be realized. Such valuation allowance increased by approximately $5 million for the year ended December 31, 2002 and increased by approximately $2 million for the year ended December 31, 2001. At December 31, 2002 we had approximately $3 billion of net operating loss carryforwards for income tax purposes expiring from December 31, 2018 to December 31, 2021, which are subject to limitation on future utilization under
                    Section 382 of the Internal Revenue Code of 1986. Section 382 imposes limitations on the availability of a company's net operating losses after a more than 50 percentage point ownership change occurs. As a result of the completion and revision of a detailed and complex study (the "NOL Study"), it was determined that ownership changes occurred in 2000 and 2002. The amount of our net operating losses incurred prior to each ownership change is limited (the "Loss Limitation") based on the value of the Company on the respective dates of ownership change. It is estimated that the effect of Section 382 will reduce the amount of net operating loss which is available to offset future taxable income to approximately $69 million annually. The estimate of the annual Loss Limitation is based upon certain conclusions in the NOL Study pertaining to the dates of the ownership changes and the value of the Company on the dates of the ownership changes. The overall determination of the Loss Limitation and conclusions contained in the NOL Study are subject to interpretation, and therefore, the annual Loss Limitation could be subject to change.

               - PRESENTATION OF REVENUES. Revenues are primarily recognized, if and when, we accept and fulfill a customer's offer. Transaction revenue, which represents a substantial majority of our overall revenues, primarily represents the selling price of airline tickets, hotel rooms, rental cars and long distance phone service. For these transactions, we establish the price we will accept, have total discretion in supplier selection, purchase and take title to the particular product and are the merchant of record. We record as revenue the amount received from the customer, net of taxes, surcharges and other fees. Fee revenue consists of Worldspan, L.P. booking fees, customer processing fees and commissions related to retail travel sales, and other fees related to sales made through our own site or a third party. We record these fees as revenue, at the net amount we receive, with no associated cost of revenue.

               - UNCERTAINTY REGARDING STATE TAXES. We file tax returns in such states as required by law based on principles applicable to traditional businesses. In addition, we pay sales and other taxes to suppliers on our purchases of travel services sold through the priceline.com service. In certain cases, where appropriate, we remit taxes directly to the tax authorities. We believe that this practice is consistent with the tax laws of all jurisdictions. However, one or more states could seek to impose additional income tax obligations, sales tax collection obligations, or other tax obligations on companies, such as ours, which engage in or facilitate online commerce. A number of proposals have been made at state and local levels that could impose such taxes on the sale of products and services through the Internet or the income derived from such sales. To the extent that any tax authority succeeds in asserting that a tax collection responsibility applies to transactions conducted through the priceline.com service, we might have additional tax exposure. Such actions could have a material adverse effect on our business, results of operations and financial condition. We will continue to assess the risks of any potential financial impact, and to the extent appropriate, we will reserve for those contingencies.

               - VALUATION OF GOODWILL. We account for goodwill in connection with our investment in priceline.com europe. We performed the initial and final steps of the transitional impairment test in 2002 in connection with our adoption of Statements of Financial Accounting No. 142. There was no impairment resulting from the transitional impairment test, however, subsequent impairment losses were determined and reflected in operating loss in our Consolidated Financial Statements. See Note 7 to our Consolidated Financial Statements.

RECENT DEVELOPMENTS

          On March 18, 2003, we announced that Lowestfare.com, our wholly-owned subsidiary, had entered into a distribution agreement with Travelweb LLC. Travelweb LLC is a full-service automated hotel distribution network owned by Marriott, Hilton, Hyatt, Six Continents, Starwood Hotels and Pegasus Solutions. Under the terms of the agreement, Travelweb LLC will become the exclusive provider of published-price, net rate inventory in the U.S. and Canada that will be available on both Lowestfare.com and on priceline.com. In connection with the distribution agreement, Lowestfare.com made an $8.5 million investment in Travelweb LLC and received approximately 15% of the equity of Travelweb LLC and a seat on Travelweb LLC's Board of Directors.

          On March 20, 2003, we announced that, in connection with the renewal of a marketing agreement with Marriott International, Inc., we issued Marriott five million warrants to purchase shares of our common stock. The warrants, which are not transferable, are fully vested and will be exercisable no earlier than three years from the date of issuance (subject to certain limited exceptions in the event of a reorganization, recapitalization, merger or consolidation involving priceline.com). The exercise price of the warrants will be the closing price of our common stock at a pre-determined date in the future. In connection with the issuance of the warrants, we will record a charge in the first quarter of 2003 of approximately $0.03 to $0.04 per share.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

REVENUES

                                                            YEAR ENDED                  %
                                                           DECEMBER 31,               CHANGE
                                                           ------------               ------
                                                             ($000)

                                                      2002            2001
                                                      ----            ----
          Travel Revenues.....................    $   996,815      $ 1,162,223        (14.2%)
          Other Revenues......................          6,791            9,530        (28.7%)
                                                  -----------      -----------
          Total Revenues......................    $ 1,003,606      $ 1,171,753        (14.4%)

          Revenues for the twelve months ended December 31, 2002 and 2001 consisted primarily of: (1) travel revenues and (2) other revenues.

          TRAVEL REVENUES

          Travel revenues for the twelve months ended December 31, 2002 and 2001 consisted primarily of: (1) transaction revenues representing the selling price of airline tickets, hotel rooms and rental cars; (2) ancillary fees, including Worldspan, L.P. reservation booking fees; and (3) customer processing fees charged in connection with the sale of airline tickets, hotel rooms and rental cars.

          During the twelve months ended December 31, 2002, we sold approximately 2.9 million, 4.1 million and 2.8 million airline tickets, hotel room nights and rental car days, respectively. During the twelve months ended December 31, 2001, we sold approximately 4.5 million, 2.8 million and 3.1 million airline tickets, hotel room nights and rental car days, respectively. We believe that the approximately 36% decrease in the number of airline tickets sold in the twelve months ended December 31, 2002 compared to the twelve months ended December 31, 2001 was due primarily to the weak retail environment for airline tickets and reduced airline inventory available to us. In particular, we believe that lower retail pricing causes customers who might normally be willing to make the tradeoff associated with our products in exchange for savings off of higher retail rates, to purchase travel products at the lower retail rates or from low-cost carriers without having to make any trade-offs. In addition, many airlines grounded portions of their fleets in the aftermath of the terrorist attacks of September 11, 2001, thus decreasing capacity on existing flights, which we believe reduced airline inventory available to us.

          Our "bind" rate is the percentage of unique offers that we ultimately fulfill. Our "bind rate" for all unique airline ticket, hotel room and rental car offers were as follows:

                                            AIRLINE      HOTEL      RENTAL
                                            TICKETS      ROOMS       CARS
                                            -------      -----      ------
           Year Ended December 31, 2002      37.1%        61.5%      45.7%

           Year Ended December 31, 2001      50.9%        61.7%      50.0%

          We believe that our travel revenues and bind rate have been negatively impacted by the weak retail environment for airline tickets and reduced airline inventory available to us. In particular, we believe that lower retail pricing causes customers who might normally be willing to make the tradeoff associated with our products in exchange for savings off of higher retail rates, to purchase travel products at the lower retail rates or from low-cost carriers without having to make any trade-offs. In addition, many airlines grounded portions of their fleets in the aftermath of the terrorist attacks of September 11, 2001, thus decreasing capacity on existing flights, which we believe reduced airline inventory available to us. These trends, which negatively impacted our revenues and bind rate in the fourth quarter of 2001, and throughout 2002 and are expected to continue into 2003.

          We added approximately 3.4 million new customers during the twelve months ended December 31, 2002, compared to approximately 3.7 million during 2001. In addition, we generated approximately 6.6 million repeat customer offers during the twelve months ended December 31, 2002, compared to approximately 5.9 million for the same period last year.

          Travel revenues for the twelve months ended December 31, 2002 decreased approximately 14% to $997 million from approximately $1.2 billion for the twelve months ended December 31, 2001, primarily as a result of the weak retail environment for airline tickets and reduced airline inventory available to us. In particular, we believe that lower retail pricing causes customers who might normally be willing to make the tradeoff associated with our products in exchange for savings off of higher retail rates, to purchase travel products at the lower retail rates or from low-cost carriers without having to make any trade-offs. In addition, many airlines grounded portions of their fleets in the aftermath of the terrorist attacks of September 11, 2001, thus decreasing capacity on existing flights, which we believe reduced airline inventory available to us.

          Ancillary fee revenues for the twelve months ended December 31, 2002 decreased from the same period a year ago as a result of a decrease in Worldspan, L.P. reservation booking fees and customer processing fees in the airline and rental car services.

          The average revenue per total booked travel offer decreased 5.8% to $224 in the twelve months ended December 31, 2002 from $238 in the twelve months ended December 31, 2001. We believe that this decline in the average revenue per total booked travel offer was primarily driven by a change in the mix of our travel services sold. Specifically, revenues from our hotel and rental car businesses, which, on average, have a lower transaction value, grew as a percentage of total travel revenue in 2002 as compared to 2001.

          Travel revenues, particularly airlines tickets, continue to account for the majority of our revenue. Seasonal variations in our travel business have historically and are expected to continue to impact our travel revenues.

          The following table represents the percentage of total travel revenue by quarter:

                              YEAR ENDED DECEMBER 31, 2002                     YEAR ENDED DECEMBER 31, 2001
                    -----------------------------------------------   ------------------------------------------------
                     First        Second        Third       Fourth       First       Second        Third       Fourth
                    Quarter       Quarter      Quarter      Quarter     Quarter      Quarter      Quarter      Quarter
                    -----------------------------------------------   ------------------------------------------------
TRAVEL REVENUE        26%           30%          24%          20%         23%          31%          26%          20%

          OTHER REVENUES

          Other revenues during the twelve months ended December 31, 2002 and 2001 consisted primarily of: (1) transaction revenues and fees from our long distance phone service, which we repositioned in 2002; (2) commissions and fees from our home financing and automobile services; (3) license fees from our international licensees; and (4) marketing revenues.

          Other revenues for the twelve months ended December 31, 2002 decreased approximately 29% to $6.8 million from $9.5 million for the twelve months ended December 31, 2001, primarily as a result of the decrease in revenues from our long distance phone service.

COST OF REVENUES AND GROSS PROFIT

                                                           YEAR ENDED                   %
                                                          DECEMBER 31,               CHANGE
                                                          ------------               -------
                                                             ($000)

                                                     2002              2001
                                                     ----              ----
          COST OF TRAVEL REVENUES.............    $  844,142        $  976,035       (13.5%)
             % OF TRAVEL REVENUES.............          84.7%             84.0%
          COST OF OTHER REVENUES..............    $    1,098        $    2,812       (61.0%)
             % OF OTHER REVENUES..............          16.2%             29.5%
          TOTAL COST OF REVENUES..............    $  845,240        $  978,847       (13.6%)
             % OF REVENUES....................          84.2%             83.5%

          COST OF REVENUES

          COST OF TRAVEL REVENUES. For the twelve months ended December 31, 2002 and 2001, cost of travel revenues consisted primarily of: (1) the cost of airline tickets from our suppliers, net of the federal air transportation tax, segment fees and passenger facility charges imposed in connection with the sale of airline tickets; (2) the cost of hotel rooms from our suppliers, net of hotel occupancy tax; and (3) the cost of rental cars from our suppliers, net of applicable taxes. Cost of travel revenues for the twelve months ended December 31, 2002, decreased primarily due to a decrease in sales of airline tickets.

          COST OF OTHER REVENUES. For the twelve months ended December 31, 2002 and 2001, cost of other revenues consisted of the cost of long distance telephone service provided by our suppliers and decreased as a result of lower fees earned from our long distance phone service.

          GROSS PROFIT

                                                          YEAR ENDED                    %
                                                          DECEMBER 31,               CHANGE
                                                          ------------               -------
                                                             ($000)

                                                     2002              2001
                                                     ----              ----
          TRAVEL GROSS PROFIT.................    $  152,673        $ 186,188        (18.0%)
             TRAVEL GROSS MARGIN..............          15.3%            16.0%
          OTHER GROSS PROFIT..................    $    5,693        $   6,718        (15.3%)
             OTHER GROSS MARGIN...............          83.8%            70.5%
          TOTAL GROSS PROFIT..................    $  158,366        $ 192,906        (17.9%)
             TOTAL GROSS MARGIN...............          15.8%            16.5%

          TRAVEL GROSS PROFIT. Travel gross profit consists of travel revenues less the cost of travel revenues. We are able to manage the level of gross margins by controlling the price at which we will cause offers to be fulfilled. For the twelve months ended December 31, 2002, travel gross profit and related travel gross margin decreased from the same period in 2001, primarily due to the weak retail environment for airline tickets and reduced airline inventory available to us. In particular, we believe that lower retail pricing causes customers who might normally be willing to make the tradeoff associated with our products in exchange for savings off of higher retail rates, to purchase travel products at the lower retail rates or from low-cost carriers without having to make any trade-offs. In addition, many airlines grounded portions of their fleets in the aftermath of the terrorist attacks of September 11, 2001, thus decreasing capacity on existing flights, which we believe reduced airline inventory available to us.

          OTHER GROSS PROFIT. For the twelve months ended December 31, 2002, other gross profit decreased over the same period in 2001 as a result of the decrease in fees earned in connection with our long distance phone service.

OPERATING EXPENSES

          SALES AND MARKETING

                                                           YEAR ENDED                  %
                                                           DECEMBER 31,              CHANGE
                                                           ------------              ------
                                                             ($000)

                                                      2002            2001
                                                      ----            ----
          ADVERTISING ........................    $     44,663    $     46,875        (4.7%)
          OTHER SALES & MARKETING ............          38,078          68,491       (44.4%)
                                                  ------------    ------------
          TOTAL ..............................    $     82,741    $    115,366       (28.3%)
          % OF REVENUES ......................             8.2%            9.8%

          Sales and marketing consists of advertising expenses and other sales and marketing expenses. Advertising expenses consist primarily of: (1) television and radio advertising; (2) online and email advertisements; and (3) agency fees, creative talent and production costs for television and radio commercials. For the twelve months ended December 31, 2002, advertising expenses decreased over the same period in 2001 primarily due to the decrease in television advertising, which was partially offset by an increase in online and radio advertising. During 2002, sales and marketing expenses benefited from the resolution of promotional and agency obligations, of approximately $1.4 million, offset entirely by additional advertising expenditures. The net result of these items did not have a material impact on either the total sales and marketing expense or the total operating results. In the first half of 2002, we shifted some of our marketing resources from traditional areas of marketing such as television and radio, toward lower cost online marketing and in the latter half of 2002, we began to focus again on television and radio advertising. While we intend to continue to promote the priceline.com brand aggressively in 2003 and to focus the majority of our marketing resources on our hotel product, we expect to reduce our advertising expenditures in the near term as a result of the recent outbreak of hostilities in the Middle East.

          Other sales and marketing expenses consist primarily of (1) credit card processing fees; (2) provisions for credit card charge-backs; (3) fees paid to third-party service providers that operate our call centers; and (4) compensation for our sales and marketing personnel. For the twelve months ended December 31, 2002, other sales and marketing expenses decreased over the same period in 2001 due to a reduction in the absolute amount of credit card charge-backs and a related $1 million decrease in the allowance for charge-backs, as well as a reduction in variable expenses driven by lower unit volume.

          GENERAL AND ADMINISTRATIVE

                                                           YEAR ENDED             %
                                                          DECEMBER 31,          CHANGE
                                                          -----------           ------
                                                            ($000)

                                                       2002        2001
                                                       ----        ----
          GENERAL & ADMINISTRATIVE ...............   $ 29,153    $ 28,659         1.7%
          PAYROLL TAX EXPENSE ON EMPLOYEE STOCK
          OPTIONS ................................        120         909       (86.8%)
          STOCK BASED COMPENSATION ...............      1,000      16,508       (93.9%)
                                                     --------    --------
          TOTAL ..................................   $ 30,273    $ 46,076       (34.3%)
          % OF REVENUES ..........................        3.0%        3.9%

          General and administrative expenses consist primarily of: (1) costs for personnel; (2) occupancy expenses; (3) telecommunications costs; and (4) fees for outside professionals. General and administrative expenses increased slightly during the twelve months ended December 31, 2002 over the same period in 2001 primarily as a result of an increase in our directors and officers insurance premium, and an increase in costs due to the consolidation of our European operations.

          For the twelve months ended December 31, 2002, we recorded charges of approximately $120,000 for payroll taxes relating to options exercised in accordance with our employee stock option plans. For the twelve months ended December 31, 2001, payroll taxes relating to the exercise of employee stock options were $909,000.

          Stock based compensation decreased over the same period in 2001 as a result of the completion of the amortization of restricted stock. In the fourth quarter of 2001, we accelerated the vesting of restricted stock held by certain employees based on the anticipated achievements of earnings performance targets established at the time of grant (fourth quarter of 2000). As a result of the acceleration of the vesting of the restricted stock, we recorded a charge of approximately $3.3 million in the fourth quarter 2001. In addition, in connection with the accelerated vesting of restricted stock, we paid the tax withholding liability associated with the vesting of such shares, including amounts in excess of the minimum statutory tax withholding, by withholding from delivery to certain employees shares of stock and, as a result, recorded a non-cash charge of approximately $3.1 million.

          SYSTEMS AND BUSINESS DEVELOPMENT

                                                         YEAR ENDED              %
                                                        DECEMBER 31,           CHANGE
                                                        -----------            ------
                                                          ($000)

                                                     2002        2001
                                                     ----        ----
        SYSTEMS & BUSINESS DEVELOPMENT .........   $ 40,964    $ 41,293        (0.8%)
        % OF REVENUES ..........................        4.1%        3.5%

          Systems and business development expenses consist primarily of: (1) compensation to our information technology and product development staff; (2) depreciation and amortization on computer hardware and software; (3) payments to outside contractors; and (4) data communications and other expenses associated with operating our Internet site. For the twelve months ended December 31, 2002, systems and business development expenses remained relatively the same as the same period in 2001. During 2002, systems and business development expenses were impacted by favorable resolution of certain data center, telecom and contract programming obligations. In the absence of such adjustments systems and business development expenses would have been approximately 2% higher than the amount recorded during 2001.

RESTRUCTURING, SEVERANCE, AND SPECIAL CHARGES

          In the fourth quarter of 2002, we recorded a restructuring charge of approximately $4.7 million. This restructuring charge resulted from the repositioning of our non-travel businesses and a reduction in headcount. The repositioning was designed to reduce operating expenses and focus resources on our travel business. The charge relates primarily to severance payments, real estate costs and asset impairments.

          As a result of the fourth quarter 2002 restructuring, our work force was reduced by 59 full-time employees at our Norwalk location and 4 full-time employees at our Europe location. The employee termination costs primarily represent severance payments and related benefits. The real estate costs primarily represent the estimated net lease expense related to space we decided we no longer needed, and which we will not utilize in the future along with certain required refurbishments to that space. Asset impairments are comprised of abandoned equipment and software projects, and software costs related to our plans not to pursue certain product offerings and activities. Other restructuring charges include professional and other fees and costs incurred in 2002 associated with the restructuring activities.

          In the second quarter of 2001, our Board of Directors announced that Richard S. Braddock had been reappointed as Chief Executive Officer. Mr. Braddock replaced Daniel H. Schulman, our prior President and Chief Executive Officer. In connection with Mr. Schulman's separation, we recorded a severance charge of $5.4 million in the second quarter of 2001. This severance charge resulted from the forgiveness of outstanding loans to Mr. Schulman and the payment of severance, all of which was required by the terms of Mr. Schulman's employment agreement. We also accelerated, pursuant to the terms of Mr. Schulman's employment agreement, the vesting of 2,000,000 shares of restricted common stock and 1,000,000 shares underlying stock options granted to Mr. Schulman, resulting in a charge of approximately $770,000. The balance due to Mr. Schulman ($345,000) was paid in the second quarter 2002.

          In the first quarter of 2001, we recorded a restructuring charge of approximately $1.4 million. This restructuring charge related primarily to the reduction of our workforce by approximately 25 full-time employees in February 2001. The charge relates primarily to severance payments and the entire amount of the charge was disbursed in 2001.

          The components and the annual activity related to the restructuring charge for the three-year period ended December 31, 2002, were as follows (in thousands):

                               EMPLOYEE         REAL
                              TERMINATION      ESTATE         ASSET
                                 COSTS          COSTS      IMPAIRMENTS      OTHER      TOTAL
                         -----------------------------------------------------------------------
CHARGED IN 2000             $        3,807    $  9,603    $     17,474    $  1,122   $  32,006

  Non-cash charges                       -           -         (15,709)          -     (15,709)

  Paid in 2000                      (1,167)       (317)           (809)       (534)     (2,827)
                         -----------------------------------------------------------------------

  Accrued at 12/31/2000              2,640       9,286             956         588      13,470

CHARGED IN 2001                      1,400           -               -           -       1,400

  Paid in 2001                      (3,358)     (3,155)           (835)       (320)     (7,668)(1)

  Adjustments                         (311)     (1,036)           (114)        (75)     (1,536)
                         -----------------------------------------------------------------------

  Accrued at 12/31/2001                371       5,095               7         193       5,666

CHARGED IN 2002                      2,416         398           1,064         776       4,654

  Currency translation
       adjustment                        3           2              11          10          26

  Non-cash charges                      (5)          -          (1,075)          -      (1,080)

  Paid in 2002                      (1,114)     (2,161)              -          (2)     (3,277)(1)

  Adjustments                          (10)       (824)             (7)        (75)       (916)
                         -----------------------------------------------------------------------

ACCRUED AT 12/31/2002       $        1,661    $  2,510    $          -    $    902   $   5,073
                         =======================================================================

(1) Cash payments resulting from our restructuring were $3.3 million and $7.7 million for 2002 and 2001, respectively.

     During 2002 and 2001, we decreased the liability for the restructuring charge by approximately $4.2 million and $9.2 million, respectively. These reductions resulted from cash payments and the favorable resolution of certain matters, primarily the collection of certain receivables and the settlement of real estate commitments, and were reflected as an adjustment to the "Restructuring charge (reversal)" line on our Consolidated Statements of Operations.

          We estimate, based on current available information, the remaining net cash outflows associated with our restructuring related commitments will be as follows (in thousands):

                                                       EXPECTED TO BE PAID IN

                                                         2003          2004
                                                     -----------    ----------
              Employee termination costs             $     1,567    $       94

              Real estate costs                            1,889           621

              Other                                          902             -
                                                     -----------    ----------

              Total:                                 $     4,358    $      715
                                                     ===========    ==========

          Restructuring related liabilities due within 12 months and due after 12 months are classified in "Accrued expenses" and in "Long-term accrued expenses", respectively, on our Consolidated Balance Sheets.

          In the fourth quarter of 2000, we recorded a special charge of approximately $34.8 million. This special charge consists of employee expenses, asset impairments and other miscellaneous expenses. Employee expenses relate to severance payments, retention bonuses, and the acceleration of employee loan forgiveness. Asset impairments consist of the write-down to estimated net realizable value of receivables or loans from independent licensees that ceased or significantly restructured their operations during the fourth quarter of 2000. Other miscellaneous expenses include estimates for the litigation related to shareholder lawsuit costs or potential settlements, and amounts accrued for other claims.

          The components and the annual activity related to the 2000 special charge follow (in thousands):

                                      EMPLOYEE
                                     TERMINATION       ASSET
                                        COSTS        IMPAIRMENTS      OTHER      TOTAL
                                    ----------------------------------------------------
            Charged in 2000         $     14,482    $     17,107    $  3,235    $ 34,824

            Non-cash charges              (8,036)        (13,583)          -     (21,619)

            Paid in 2000                    (142)         (1,915)        (55)     (2,112)

            Accrued at 12/31/2000          6,304           1,609       3,180      11,093

            Paid in 2001                  (6,297)            (25)     (1,079)     (7,401)

            Adjustments                        -          (1,218)          -      (1,218)

            Accrued at 12/31/2001              7             366       2,101       2,474

            Paid in 2002                      (7)           (250)       (785)     (1,042)

            Adjustments                        -            (116)     (1,316)     (1,432)
                                    ----------------------------------------------------
            Accrued at 12/31/2002   $          -    $          -    $      -    $      -
                                    ====================================================

          During 2002 and 2001, we decreased the liability for the special charge by approximately $2.5 million and $8.6 million, respectively. These reductions resulted from cash payments and the favorable resolution of certain matters, primarily the collection of certain receivables and the settlement of certain liabilities and were reflected as an adjustment to the "Special charge (reversal)" line on our Consolidated Statements of Operations.

          IMPAIRMENT CHARGE

          During the third quarter of 2002, we performed impairment tests and determined that the carrying amount of goodwill of $22.5 million related to priceline.com Europe, N.V., the parent company of priceline.com europe Ltd., exceeded its implied fair value by approximately $12 million and accordingly recorded an impairment charge of $12 million. The fair value was determined by third party valuations using generally accepted valuation techniques including the market value of comparable companies (including revenue multiple methodology) and discounted cash flow methods. Underlying the impairment was a continued decline in the market value of priceline.com's common stock, which we review quarterly as an indicator of possible impairment of priceline.com europe Ltd.'s carrying value, a deterioration in priceline.com europe Ltd.'s operations caused primarily by increasingly competitive conditions among European online travel companies and a decision in 2002 to reconfigure product offerings.

          During the third quarter of 2002, we performed a periodic evaluation of the progress of the operations of Hutchison-Priceline Limited. Factors including increasing negative variances in key operating metrics such as negative gross margins and continuing operating losses, negative net asset position and an increasingly competitive operating environment led us to determine that the carrying value of our convertible note no longer reflected its fair value. Accordingly, we recorded an impairment charge of $12.2 million to reduce the carrying value of our investment in Hutchison-Priceline Limited to its estimated fair value of zero. Estimated fair value was determined using cash flow estimates and a review of the market value of comparable companies including the consideration of the decline in our market value and through discussion with third party valuation specialists.

INTEREST INCOME

                                                         YEAR ENDED           %
                                                        DECEMBER 31,        CHANGE
                                                        -----------         ------
                                                          ($000)

                                                     2002        2001
                                                     ----        ----
        INTEREST INCOME ........................   $  2,843   $  6,996      (59.4%)

          For the twelve months ended December 31, 2002, interest income on cash and marketable securities decreased primarily due to a lower cash balance and lower interest rates.

EQUITY IN NET INCOME OF PRICELINEMORTGAGE

                                                         YEAR ENDED           %
                                                        DECEMBER 31,        CHANGE
                                                        -----------         ------
                                                          ($000)

                                                     2002       2001
                                                     ----       ----
        EQUITY IN NET INCOME OF
         PRICELINEMORTGAGE .....................   $  1,131   $    551      105.3%

          Equity in net income of pricelinemortgage for the twelve months ended December 31, 2002 and 2001 of $1.1 million and $551,000, respectively, represents our pro rata share of net income from our 49% equity investment in pricelinemortgage. We recorded an impairment charge of approximately $1 million during the fourth quarter of 2002 (which is included in the "Equity and net income of pricelinemortgage" line of our Statement of Operations) to reflect the write-down of our investment in pricelinemortgage to its estimated fair value. Robert J. Mylod, our Chief Financial Officer, is a director of, and an investor in, Alliance Capital Partners Inc., the parent company of Alliance Partners, L.P., the owner of 51% of pricelinemortgage. In 1997, Mr. Mylod invested $50,000 in Alliance Capital Partners Inc., and his investment represents less than 1/10 of one percent of Alliance Capital Partners Inc.'s outstanding common stock.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

REVENUES

                                                             YEAR ENDED                %
                                                             DECEMBER 31,            CHANGE
                                                             ------------            ------
                                                               ($000)

                                                         2001           2000
                                                         ----           ----
          Travel Revenues ........................   $  1,162,223   $  1,217,160       (5%)
          Other Revenues .........................          9,530         18,236      (48%)
                                                     ------------   ------------
          Total Revenues .........................   $  1,171,753   $  1,235,396       (5%)

          Revenues for the twelve months ended December 31, 2001 and 2000 consisted primarily of: (1) travel revenues and (2) other revenues.

          TRAVEL REVENUES

          Travel revenues for the twelve months ended December 31, 2001 and 2000 consisted primarily of: (1) transaction revenues representing the selling price of airline tickets, hotel rooms and rental cars; (2) ancillary fees, including Worldspan, L.P. reservation booking fees; and (3) customer processing fees charged in connection with the sale of airline tickets, hotel rooms and rental cars.

          During the twelve months ended December 31, 2001, we sold approximately 4.5 million, 2.8 million and 3.1 million airline tickets, hotel room nights and rental car days, respectively. During the twelve months ended December 31, 2000, we sold approximately 4.6 million, 1.7 million and 1.8 million airline tickets, hotel room nights and rental car days, respectively. Our rental car service was not launched until the first quarter 2000. We believe that the approximately 3% decrease in the number of airline tickets sold in the twelve months ended December 31, 2001 compared to the twelve months ended December 31, 2000 was due primarily to the significant decline in the demand for airline tickets following the September 11, 2001 terrorist attacks. The demand for airline tickets recovered in the weeks following the September 11, 2001 attacks. However, that recovery was slowed, in part, by disruptions in the availability of inventory related to anticipated schedule changes by the airlines.

          Our "bind" rate is the percentage of unique offers that we ultimately fulfill. Our "bind rate" for all unique airline ticket, hotel room and rental car offers were as follows:

                                                         AIRLINE       HOTEL     RENTAL
                                                         TICKETS       ROOMS      CARS
                                                         -------       -----     -------
           Year Ended     December 31, 2001               50.9%        61.7%      50.0%

           Year Ended     December 31, 2000               47.9%        48.4%      44.7%

          We added approximately 3.7 million new customers during the twelve months ended December 31, 2001. In addition, we generated approximately 5.9 million repeat customer offers during the twelve months ended December 31, 2001.

          Travel revenues for the twelve months ended December 31, 2001 decreased approximately 5% to $1,162 million from approximately $1,217 million for the twelve months ended December 31, 2000, primarily as a result of the lingering effects in the first quarter of 2001 of the decrease in the momentum of our business during the second half of 2000, and the difficult conditions that persisted in the travel industry, primarily the airline sector, after September 11, 2001.

          Ancillary fee revenues for the twelve months ended December 31, 2001 increased from the same period a year ago as a result of increases in Worldspan, L.P. reservation booking fees and customer processing fees in the airline and hotel room and rental car services.

          The average revenue per total booked travel offer decreased 16.8% to $238 in the twelve months ended December 31, 2001 from $286 in the twelve months ended December 31, 2000. We believe that this decline in the average revenue per total booked travel offer was primarily driven by a change in the mix of our travel services sold. Specifically, revenues from our hotel and rental car businesses grew as a percentage of total travel revenue in 2001 as compared to 2000. However, the average price of an airline ticket booked on priceline.com decreased approximately 12% compared to 2000 primarily as a result of a drop in average offer prices caused by a decline in consumer expectations for the cost of travel as a result of retail fare wars and the events of September 11, 2001.

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

         The following table represents the percentage of travel revenue by quarter:

                               YEAR ENDED DECEMBER 31, 2001                YEAR ENDED DECEMBER 31, 2000
                     --------------------------------------------    --------------------------------------------
                       First      Second       Third      Fourth       First      Second      Third       Fourth
                      Quarter     Quarter     Quarter     Quarter     Quarter     Quarter     Quarter     Quarter
                     --------------------------------------------    --------------------------------------------
TRAVEL REVENUE          23%         31%         26%         20%         26%         28%         28%         18%

          OTHER REVENUES

          Other revenues during the twelve months ended December 31, 2001 and 2000 consisted primarily of: (1) transaction revenues and fees from our long distance phone service; (2) commissions and fees from our home financing and automobile services; and (3) license fees from our international licensees and in 2000, included fees from WebHouse Club.

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

COST OF REVENUES AND GROSS PROFIT

                                                               YEAR ENDED                   %
                                                              DECEMBER 31,               CHANGE
                                                              ------------               ------
                                                                ($000)

                                                         2001            2000
                                                         ----            ----
          COST OF TRAVEL REVENUES ................   $    976,035    $  1,040,306        (6.2%)
               % OF TRAVEL REVENUES ..............           84.0%           85.5%
          COST OF OTHER REVENUES .................   $      2,812    $      2,921        (3.7%)
               % OF OTHER REVENUES ...............           29.5%           16.0%
          TOTAL COST OF REVENUES .................   $    978,847    $  1,043,227        (6.2%)
               % OF REVENUES .....................           83.5%           84.4%

          COST OF REVENUES

          COST OF TRAVEL REVENUES. For the twelve months ended December 31, 2001 and 2000, cost of travel revenues consisted primarily of: (1) the cost of airline tickets from our suppliers, net of the federal air transportation tax, segment fees and passenger facility charges imposed in connection with the sale of airline tickets; (2) the cost of hotel rooms from our suppliers, net of hotel occupancy tax; and (3) the cost of rental cars from our suppliers, net of applicable taxes.

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

          GROSS PROFIT

                                                              YEAR ENDED                  %
                                                             DECEMBER 31,              CHANGE
                                                             ------------              ------
                                                                ($000)

                                                        2001            2000
                                                        ----            ----
          TRAVEL GROSS PROFIT ....................   $    186,188    $    176,854        5.3%
               TRAVEL GROSS MARGIN ...............           16.0%           14.5%
          OTHER GROSS PROFIT .....................   $      6,718    $     15,315      (56.1%)
               OTHER GROSS MARGIN ................           70.5%           84.0%
          TOTAL GROSS PROFIT .....................   $    192,906    $    192,169        0.4%
               TOTAL GROSS MARGIN ................           16.5%           15.6%

          TRAVEL GROSS PROFIT. Travel gross profit consists of travel revenues less the cost of travel revenues. We are able to manage the level of gross margins by controlling the price at which we will cause offers to be fulfilled. Consistent with our strategy of increasing our gross margins, for the twelve months ended December 31, 2001, travel gross profit and related travel gross margin increased over the same period in 2000 as a result of increased transactional sales volume and increased Worldspan, L.P. reservation booking and customer processing fee revenues. In addition to increasing transactional volume, we also increased the average margin on air tickets, hotel rooms and rental cars as compared to the same period in 2000. Margin also increased in 2001 as a result of our new contract with Worldspan, L.P. that was executed in the fourth quarter of 2001 and provided us with supplemental payments to be used for marketing programs and incentives for our customers and travel suppliers.

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

          SALES AND MARKETING

                                                               YEAR ENDED                 %
                                                              DECEMBER 31,              CHANGE
                                                              ------------              ------

                                                                 ($000)
                                                         2001            2000
                                                         ----            ----
          ADVERTISING ............................   $     46,875    $     67,205       (30.3%)
          OTHER SALES & MARKETING ................         68,491          80,928       (15.4%)
                                                     ------------    ------------
          TOTAL ..................................   $    115,366    $    148,133       (22.1%)
          % OF REVENUES ..........................            9.8%           12.0%

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

          Other sales and marketing expenses consist primarily of (1) credit card processing fees; (2) provisions for credit card charge-backs; (3) fees paid to third-party service providers that operate our call centers; and (4) compensation for our sales and marketing personnel. For the twelve months ended December 31, 2001, other sales and marketing expenses decreased over the same period in 2000 due to reductions in the customer service transaction and average credit card costs, partially offset by an increase in credit card charge backs.

          GENERAL AND ADMINISTRATIVE

                                                              YEAR ENDED                 %
                                                             DECEMBER 31,             CHANGE
                                                             ------------             ------
                                                                ($000)

                                                         2001            2000
                                                         ----            ----
          GENERAL & ADMINISTRATIVE ...............   $     28,659    $     52,194     (45.1%)
          PAYROLL TAX EXPENSE ON EMPLOYEE STOCK
          OPTIONS ................................            909           8,788     (89.7%)
          STOCK BASED COMPENSATION ...............         16,508           1,711     864.8%
                                                     ------------    ------------
          TOTAL ..................................   $     46,076    $     62,693     (26.5%)
          % OF REVENUES ..........................            3.9%            5.1%

          General and administrative expenses consist primarily of: (1) costs for personnel; (2) occupancy expenses; (3) telecommunications costs; and (4) fees for outside professionals. General and administrative expenses decreased during the twelve months ended December 31, 2001 over the same period in 2000 as a result of decreased headcount and resulting payroll and overhead costs associated with the shift in focus to our core travel products, which was part of our turn-around and restructuring plan implemented in the fourth quarter of 2000. In addition, for the twelve months ended December 31, 2001, we recorded charges of approximately $909,000 for payroll taxes relating to options exercised in accordance with our employee stock option plans. For the twelve months ended December 31, 2000, payroll taxes relating to the exercise of employee stock options were $8.8 million. Stock based compensation increased over the same period in 2000 as a result of the amortization and the acceleration of vesting of restricted stock. Specifically, on November 1, 2001, we accelerated the vesting of restricted stock held by certain employees based on the anticipated achievements of earnings performance targets established at the time of grant, in the fourth quarter of 2000. As a result of the acceleration of the vesting of the restricted stock, we recorded a charge of approximately $3.3 million in the fourth quarter 2001. In addition, in connection with the accelerated vesting of restricted stock, we paid the tax withholding liability associated with the vesting of such shares, including amounts in excess of the minimum statutory tax withholding, by withholding from delivery to certain employees shares of stock and, as a result, recorded a charge of approximately $3.1 million.

          SYSTEMS AND BUSINESS DEVELOPMENT

                                                               YEAR ENDED               %
                                                              DECEMBER 31,            CHANGE
                                                              ------------            ------

                                                                 ($000)
                                                         2001            2000
                                                         ----            ----
          SYSTEMS & BUSINESS DEVELOPMENT .........   $     41,293    $     39,192      5.4%
          % OF REVENUES ..........................            3.5%            3.2%

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

SEVERANCE, RESTRUCTURING AND SPECIAL CHARGES

          In the second quarter of 2001, our Board of Directors announced that Richard S. Braddock had been reappointed as Chief Executive Officer. Mr. Braddock replaced Daniel H. Schulman, our prior President and Chief Executive Officer. In connection with Mr. Schulman's separation, we recorded a severance charge of $5.4 million in the second quarter of 2001. This severance charge resulted from the forgiveness of outstanding loans to Mr. Schulman and the payment of severance, all of which was required by the terms of Mr. Schulman's employment agreement. We also accelerated, pursuant to the terms of Mr. Schulman's employment agreement, the vesting of 2,000,000 shares of restricted common stock and 1,000,000 shares underlying stock options granted to Mr. Schulman, resulting in a charge of approximately $770,000. The balance due to Mr. Schulman ($345,000) was paid by the end of the second quarter 2002.

          In the first quarter of 2001, we recorded a restructuring charge of approximately $1.4 million. This restructuring charge related primarily to the reduction of our workforce by approximately 25 full-time employees in February 2001. The charge relates primarily to severance payments and the entire amount of the charge was disbursed in 2001.

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

          The components of the restructuring charge are as follows (in thousands):

                      Charged       Non-cash      Paid in      Accrued at     Charged       Paid in                       Balance
                      in 2000       Charges         2000        12/31/00      in 2001        2001        Adjustments      12/31/01
                    ---------------------------------------------------------------------------------------------------------------
Employee
termination costs   $     3,807   $         -   $     1,167   $     2,640   $     1,400   $     3,358    $      (311)   $       371
Real estate costs         9,603             -           317         9,286             -         3,155         (1,036)         5,095
Asset impairments        17,474        15,709           809           956             -           835           (114)             7
Other                     1,122             -           534           588             -           320            (75)           193
                    ---------------------------------------------------------------------------------------------------------------

                    $    32,006   $    15,709   $     2,827   $    13,470   $     1,400   $     7,668    $    (1,536)   $     5,666
                    ===============================================================================================================

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

          The components of the special charge follow (in thousands):

                             Charged     Non-cash    Paid in    Accrued at    Paid in                  Balance
                             in 2000     Charges      2000       12/31/00      2001     Adjustments    12/31/01
                            -----------------------------------------------------------------------------------
        Employee
        termination costs   $  14,482   $   8,036   $     142   $   6,304   $   6,297    $       -    $       7
        Asset impairments      17,107      13,583       1,915       1,609          25       (1,218)         366
        Other                   3,235           -          55       3,180       1,079            -        2,101
                            -----------------------------------------------------------------------------------

                            $  34,824   $  21,619   $   2,112   $  11,093   $   7,401    $  (1,218)   $   2,474
                            ===================================================================================

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

WRITE OFF OF WEBHOUSE CLUB WARRANT

          On October 5, 2000, Priceline.com WebHouse Club, Inc., a privately held licensee of ours, announced that it would be ceasing operations. In the fourth quarter 1999, we received a warrant in WebHouse Club in exchange for services rendered and, upon receipt of the warrant, recognized approximately $189 million of non-cash income representing the estimated fair value of the warrant, based on an independent valuation. As a result of WebHouse Club ceasing operations, in the third quarter 2000, we recorded a non-cash charge of approximately $189 million to expense the full carrying value of the warrant.

INTEREST INCOME

                                                           YEAR ENDED                 %
                                                           DECEMBER 31,             CHANGE
                                                           ------------             ------
                                                              ($000)

                                                       2001          2000
                                                       ----          ----
        INTEREST INCOME ........................   $      6,996   $      9,687      (27.8%)

          For the twelve months ending December 31, 2001, interest income on cash and marketable securities decreased primarily due to lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES

          As of December 31, 2002, we had approximately $150 million in cash, cash equivalents, short-term investments and restricted cash. Approximately $18 million is restricted cash collateralizing certain letters of credit issued in favor of certain suppliers and landlords. Also included in restricted cash are amounts held by our credit card processor company. We generally invest excess cash to make such funds readily available for operating purposes. Cash equivalents and short-term investments are primarily comprised of highly liquid, high quality, investment grade debt instruments, having maturities of less than one year.

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

         Net cash provided by operating activities during 2002 was $814,000, resulting from our net loss of $19 million that was offset by non-cash items not affecting 2002 cash flows of $42 million, and changes in working capital of $22 million. Non-cash items were primarily associated with the impairment charge from our investments and the depreciation of fixed assets. Net cash provided by operating activities during 2001 was $28 million, resulting from our net loss of $7 million, offset by non-cash items of $55 million and changes in working capital of $20 million.

         Net cash used in investing activities was $25 million and $56 million for the twelve months ended December 31, 2002 and 2001, respectively. In both years, net cash used in investing activities was partially related to purchases of property and equipment. Also affecting net cash used in investing activities in 2002 and 2001 was the purchase of short-term investments and marketable securities in the amount of $15 and $39 million, respectively, and in 2001, the investment in priceline.com europe of approximately $14 million discussed in more detail below.

         Capital expenditures in 2002 were approximately $9.1 million. Capital expenditures for additions to property and equipment, is expected to aggregate approximately $8 to $12 million in 2003. On July 31, 2002, our board of directors authorized the repurchase of up to $40 million of common stock from time to time in the open market or in privately negotiated transactions. As part of the stock repurchase program, we purchased 5,387,717 shares of our common stock for our treasury during the period ended December 31, 2002, at an aggregate cost of approximately $11.8 million. We may purchase additional shares of our common stock in the future.

         Net cash used in financing activities was $9 million for the twelve months ended December 31, 2002. This was primarily the result of our repurchase of our common stock discussed above, which was partially offset by proceeds from the exercise of employee stock options. Net cash provided by financing activities was $51 million for the twelve months ended December 31, 2001 and was primarily the result of the sale of 23.8 million shares of common stock at a price of $2.10 per share to Hutchison Whampoa Limited and Cheung Kong (Holdings) Limited in February 2001. Also, we had cash inflow of $10 million related to the exercise of employee stock options in 2001. Based on public filings with the Securities and Exchange Commission, Hutchison Whampoa Limited and Cheung Kong (Holdings) Limited collectively owned approximately 34% of our outstanding common stock as of December 31, 2002. See "FACTORS THAT MAY AFFECT FUTURE RESULTS - TWO LARGE STOCKHOLDERS BENEFICIALLY OWN APPROXIMATELY 34% OF OUR STOCK."

         On June 28, 2001 and August 10, 2001, priceline.com europe Ltd. issued and sold to us an $8.5 million promissory note and a $1.5 million promissory note, respectively, in exchange for an aggregate of $10.0 million. On December 21, 2001, we acquired a majority interest in the equity of priceline.com europe Ltd., $10.0 million of which was paid for by cancellation of the outstanding promissory notes. The transaction gave us control of priceline.com europe Ltd. On January 31, 2002, we invested an additional $10 million in priceline.com Europe Holdings, N. V., our majority-owned subsidiary and the parent company of priceline.com europe Ltd. Certain investors in priceline.com Europe Holdings, N V., including certain affiliates of General Atlantic Partners, LLC, have the right to put their shares of priceline.com Europe Holdings, N.V. to us, at fair market value, in the event of a change in control of our Company. These investors own 45,539,999 shares of priceline.com Europe Holdings, N. V.

         The following table represents the Company's material contractual obligations and commitments as of December 31, 2002:

                                                PAYMENTS DUE BY PERIOD (IN THOUSANDS)

                                                               ONE TO        FOUR TO       AFTER
                                                LESS THAN      THREE          FIVE         FIVE
                                    TOTAL       ONE YEAR       YEARS          YEARS        YEARS
Operating lease obligations      $   20,954    $    2,814    $    4,967    $    4,835   $    8,338

Letters of credit                     9,735         9,680            55             -            -

Employment agreements                 5,587         5,493            94             -            -
                                 ----------    ----------    ----------    ----------   ----------

Total                            $   36,276    $   17,987    $    5,116    $    4,835   $    8,338
                                 ==========    ==========    ==========    ==========   ==========

         Priceline.com leases certain property, primarily buildings in Norwalk and Wilton, Connecticut, Columbus, Ohio and New York City. We also lease a small amount of office space in Staines, England. These leases are accounted for as operating leases. The operating lease obligations represent the minimum payments for our operating leases. See Note 16 to our Consolidated Financial Statements.

         The letters of credit were issued in favor of certain suppliers and landlords. The letters of credit expire between February of 2003 and April of 2004 and are generally subject to automatic renewal upon expiration of the letter of credit.

         Our Series B Preferred Stock has a liquidation preference of $1,000 per share plus an amount equal to any dividends accrued or accumulated but not paid, and is subject to mandatory redemption on February 6, 2007. In the event that we consummate certain business combination transactions, our Series B Preferred Stock may be redeemed at the option of the Company or the holder of our Series B Preferred Stock Delta at the liquidation preference per outstanding share, plus all dividends accrued but not paid on the shares and all dividends that would have accrued through February 6, 2007. There were 13,470 shares of our Series B Preferred Stock outstanding at December 31, 2002. See Notes 11 and 12 to our Consolidated Financial Statements for more information regarding the rights and preferences of our Series B Preferred Stock.

         The employment agreements are with certain members of senior management and provide for minimum annual compensation and include the severance portion of our restructuring costs.

         We believe that our existing cash balances and liquid resources will be sufficient to fund our operating activities, capital expenditures and other obligations through at least the next twelve months. However, if during that period or thereafter, we are not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, we may be required to reduce our planned capital expenditures and scale back the scope of our business plan, either of which could have a material adverse effect on our projected financial condition or results of operations. If additional funds were raised through the issuance of equity securities, the percentage ownership of our then current stockholders would be diluted. There are no assurances that we will generate sufficient cash flow from operations in the future, that revenue growth will be realized or that future borrowings or equity contributions will be available in amounts sufficient to make anticipated capital expenditures or finance our business plan.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized but tested for impairment at least annually. SFAS 142 also requires us to complete a transitional goodwill impairment test six months from the date of adoption. We adopted the provisions of SFAS 142 effective January 1, 2002, and, as a result, will not record goodwill amortization. As the acquisition of our majority interest in priceline.com europe Ltd. occurred after June 30, 2001, we had no goodwill amortization relating to the acquisition for the year ended December 31, 2001. We completed a goodwill impairment review as of January 1, 2002, using a fair value approach in accordance with SFAS 142, and found no impairment. During the third quarter 2002, we performed a subsequent impairment test and recorded an impairment charge which is described in more detail in Note 7 to our Consolidated Financial Statements.

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which supersedes both Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" ("SFAS 121") and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("Opinion 30"), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 retains the fundamental provisions in SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. SFAS 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS 121, an impairment assessment under SFAS 144 will not result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, "Goodwill and Other Intangible Assets." We adopted the provisions of SFAS 144 effective January 1, 2002.

         In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure." This Statement amends SFAS No. 123, "Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of this Statement are effective for fiscal years ending after December 15, 2002 and have been incorporated into our financial statements and accompanying footnotes.

         In May 2002, the Financial Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, under the provision of FSAS No. 145, gains and losses from the early extinguishment of debt are no longer classified as an extraordinary item, net of income taxes, but are included in the determination of pretax earnings. The effective date for SFAS No. 145 is for fiscal years beginning after May 15, 2002, with early application encouraged. Upon adoption, all gains and losses from the extinguishment of debt previously reported as an extraordinary item shall be reclassified to pretax earnings. It is anticipated that the adoption of SFAS No. 145 will have no impact on our financial position or results of operations.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This statement addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging issues

Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS 146 and EITF 94-3 is that SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred versus the EITF 94-3 where a liability was recognized on the date an entity committed to an exit plan. SFAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002. We will adopt the new standard effective January 1, 2003.

         In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying instrument that is related to an asset, liability, or equity security of the guaranteed party. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation. Other guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under SFAS 133. The disclosure requirements of FIN 45 are effective for us as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. We do not expect the requirements of FIN 45 to have a material impact on results of operations, financial position or liquidity.

         In January 2002, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" which clarifies the application of Accounting Research Bulletin No. 51, CONSOLIDATED FINANCIAL STATEMENTS, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We do not have any equity investments in variable interest entities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Priceline.com currently has no floating rate indebtedness, holds no derivative instruments (other than through investments in licensees described in this Annual Report on Form 10-K) and does not earn significant foreign-sourced income. Accordingly, changes in interest rates or currency exchange rates do not generally have a material direct effect on priceline.com's financial position. However, changes in currency exchange rates may affect the cost of international airline tickets and international hotel reservations offered through the priceline.com service, and so may indirectly affect consumer demand for such products and priceline.com's revenue. Additionally, fixed rate investments are subject to interest rate volatility. In the event of such weakness, such additional US Dollars would have reduced purchasing power. In addition, to the extent that changes in interest rates and currency exchange rates affect general economic conditions, priceline.com would also be affected by such changes. If the US Dollar weakens versus the British Pound Sterling, we may have to invest additional US Dollars in priceline.com europe Ltd. to fund its ongoing operations.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following consolidated financial statements of the Company and the independent auditors' report are filed as part of this Annual Report on Form 10-K (See Item 15).

         Consolidated Balance Sheets as of December 31, 2002 and December 31, 2001; Consolidated Statements of Operations, Changes in Stockholders' Equity and Cash Flows for the years ended December 31, 2002, December 31, 2001 and December 31, 2000; Notes to Consolidated Financial Statements and Independent Auditors' Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding the Company's directors and executive officers and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, required by Part III, Item 10, will be included in our Proxy Statement relating to our 2003 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2002.

ITEM 11. EXECUTIVE COMPENSATION

         Information required by Part III, Item 11, will be included in our Proxy Statement relating to our 2003 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         Information required by Part III, Item 12, will be included in our Proxy Statement relating to our 2003 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2002.

         See the information contained under the heading "Equity Compensation Plan Information" within Item 5 of this Form 10-K regarding securities authorized for issuance under equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain of our relationships and related transactions will be included in our Proxy Statement relating to our 2003 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2002.


ITEM 14. CONTROLS AND PROCEDURES

         Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions, and there can be no assurance that any design will succeed in achieving its stated goals.

         In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls to the date of their last evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)   List of Documents Filed as a Part of this Annual Report on Form
10-K:

         The following consolidated financial statements of the Company and the independent auditors' report are filed as part of this Annual Report on Form 10-K.

         Consolidated Balance Sheets as of December 31, 2002 and December 31, 2001; and the related Consolidated Statements of Operations, Changes in Stockholders' Equity and Cash Flows for the years ended December 31, 2002, December 31, 2001, and December 31, 2000; Notes to Consolidated Financial Statements; and Independent Auditors' Report.

         (b)   Reports on Form 8-K:

         During the fourth quarter 2002, priceline.com filed Current Reports on Form 8-K dated November 6, 2002 and November 26, 2002.

         (c)   Exhibits

         The exhibits listed below are filed as a part of this Annual Report on Form 10-K

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

    10.29(e)      Continuing Employment Agreement, dated as of December 16,
                  1999, between the Registrant and Melissa M. Taub.
    10.30(f)      Employment Agreement, dated December 3, 1999, between the
                  Registrant and Michael McCadden.
    10.31(f)      Employment Agreement, dated December 30, 1999 between the
                  Registrant and Jeffery H. Boyd.
    10.32(f)      Employment Agreement, dated February 18, 2000, between
                  the Registrant and Heidi G. Miller.
    10.33(f)      Promissory Note, dated February 10, 2000 between Jeffery
                  H. Boyd and the Registrant.
    10.34(f)      Amendment to Promissory Note, dated March 28, 2000,
                  between Jeffery H. Boyd and the Registrant.
    10.35(f)      Promissory Note, dated March 7, 2000, between Heidi G.
                  Miller and the Registrant.
    10.36(f)      Stock Option Agreement, dated February 18, 2000, by and
                  between the Registrant and Heidi G. Miller.
    10.37(f)      Amendment to Promissory Note, dated March 28, 2000,
                  between Daniel H. Schulman and the Registrant.
    10.38(f)      Amendment Number One to the Priceline.com Incorporated
                  1999 Omnibus Plan.
    10.39(f)+     Formation and Funding Agreement, dated as of March 17,
                  2000, by and between the Registrant and Alliance
                  Partners, L.P.
    10.40(g)      Certificate of Designation, Preferences and Rights of
                  Series A Convertible Redeemable PIK Preferred Stock of
                  priceline.com Incorporated.
    10.41(g)      priceline.com Incorporated 1999 Omnibus Plan, as amended.
    10.42(g)      Amended and Restated Promissory Note, dated May 18, 2000,
                  between priceline.com Incorporated and Daniel H.
                  Schulman.
    10.43(g)      Amendment to Employment Agreement, dated June 12, 2000,
                  between priceline.com Incorporated and Richard Braddock
    10.44(g)      Lease, dated as of May 1, 2000, between the parties
                  listed therein, as Landlord and priceline.com
                  Incorporated, as Tenant.
    10.45(g)      Convertible Note, dated June 27, 2000, between
                  Hutchison-Priceline Limited, as obligor, and PCLN Asia,
                  Inc., as holder.
    10.46(h)      Amended and Restated Promissory Note, dated August 21,
                  2000, between priceline.com Incorporated and Heidi
                  Miller.
    10.47(h)      Amendment Employment Agreement, dated August 21, 2000,
                  between priceline.com Incorporated and Heidi Miller.
    10.48(h)      Second Amended and Restate Promissory Note, dated August
                  21, 2000, between priceline.com Incorporated and Jeffery
                  H. Boyd.
    10.49(h)      Amendment to Offer Letter, dated August 21, 2000, between
                  priceline.com Incorporated and Jeffery H. Boyd.
    10.50(h)      Second Amended and Restated Promissory Note, dated August
                  21, 2000, between priceline.com Incorporated and Daniel
                  H. Schulman.
    10.51(h)      Amendment to Employment Agreement, dated August 21, 2000,
                  between priceline.com Incorporated and Daniel H.
                  Schulman.
    10.52(i)      Certificate of Designation, Preferences and Rights of
                  Series B Redeemable Preferred Stock of priceline.com
                  Incorporated.
    10.53(i)      Warrant Agreement, dated February 6, 2001, by and between
                  priceline.com Incorporated and Delta Air Lines, Inc.
    10.54(i)      Stockholder Agreement, dated February 6, 2001, between
                  priceline.com Incorporated and Delta Air Lines, Inc.
    10.55(j)      Priceline.com 2000 Employee Stock Option Plan.
    10.56(j)      Employment Agreement, dated November 20, 2000, between
                  priceline.com Incorporated and Robert Mylod.
    10.57(k)      Stock Purchase Agreement, dated as of February 15, 2001,
                  among priceline.com Incorporated, Prime Pro Group Limited
                  and Forthcoming Era Limited.
    10.58(k)      Registration Rights Agreement, dated as of February 15,
                  2001, among priceline.com Incorporated, Prime Pro Group
                  Limited and Forthcoming Era Limited.
    10.59(l)      Amended and Restated Employment Agreement, dated December
                  20, 2000, by and between priceline.com Incorporated and
                  Daniel H. Schulman.
    10.60(l)      Promissory Note, dated July 2, 1999, by and between
                  priceline.com Incorporated and Daniel H. Schulman
    10.61(l)      Amended and Restated Employment Agreement, dated November
                  20, 2000, by and between priceline.com Incorporated and
                  Jeffery H. Boyd.
    10.62(l)      Stock Option and Restricted Stock Agreement, dated
                  November 20, 2000, by and between priceline.com Incorporated and Robert Mylod.
    10.63(l)      Employment Agreement, dated November 20, 2000, by and
                  between priceline.com Incorporated and W. Michael
                  McCadden.

    10.64(l)      Employment Agreement, dated December 20, 2000, by and
                  between priceline.com Incorporated and Ronald Rose.
    10.65(l)      Amended Participation Warrant Agreement, dated November
                  2, 2000, by and between priceline.com Incorporated and
                  Delta Air Lines, Inc.
    10.66(m)      Employment Letter, dated February 9, 2001, by and between
                  priceline.com Incorporated and Peter J. Millones
    10.67(n)      Stockholders' Agreement by and among priceline.com
                  Incorporated, Prime Pro Group Limited, Forthcoming Era
                  Limited, Potton Resources Limited and Ultimate Pioneer
                  Limited, dated as of June 5, 2001.
    10.68(o)      Priceline.com 1999 Omnibus Plan, as amended.
    10.69(p)      Amendment to Employment Agreement, dated June 15, 2001,
                  by and between priceline.com and Robert Mylod.
    10.70(q)      Amendment to Amended & Restated Employment Agreement,
                  dated December 10, 2001 by and between priceline.com
                  Incorporated and Jeffery Boyd.
    10.71+(q)     Subscriber Entity Agreement, dated October 1, 2001, by
                  and between Worldspan, L.P. and priceline.com
                  Incorporated.
    10.72+(q)     Amendment to the Worldspan, L.P. Subscriber Agreement,
                  dated October 1, 2001, by and between Worldspan, L.P. and
                  priceline.com Incorporated.
    10.73(q)      Employment Letter Agreement, dated January 2, 2002, by
                  and between priceline.com Incorporated and Brett Keller.
    10.74(r)      Employment Agreement, dated August 22, 2002, by and
                  between priceline.com Incorporated and Mitch Truwit.
    23.1          Consent of Deloitte & Touche LLP.
    99.1(s)       Certification of Jeffery H. Boyd, pursuant to Section 906
                  of the Sarbanes-Oxley Act of 2002 (Subsections (a) and
                  (b) of Section 1350, Chapter 63 of Title 18, United
                  States Code).
    99.2(s)       Certification of Robert J. Mylod, pursuant to Section 906
                  of the Sarbanes-Oxley Act of 2002 (Subsections (a) and
                  (b) of Section 1350, Chapter 63 of Title 18, United
                  States Code).

    (a) Previously filed as an exhibit to the Form S-1 (Registration No. 333-69657) filed in connection with priceline.com's initial public offering and incorporated herein by reference.
    (b) Previously filed as an exhibit to the Form 10-Q filed on May 17, 1999 and incorporated herein by reference.
    (c) Previously filed as an exhibit to the Form S-1 (Registration No. 333-83513) filed in connection with priceline.com's secondary public offering and incorporated herein by reference.
    (d) Previously filed as an exhibit to the Form 10-Q for the quarterly period ended September 30, 1999.
    (e) Previously filed as an exhibit to the Form 10-K for the year ended December 31, 1999.
    (f) Previously filed as an exhibit to the Form 10-Q for the quarterly period ended March 31, 2000.
    (g) Previously filed as an exhibit to the Form 10-Q for the quarterly period ended June 30, 2000.
    (h) Previously filed as an exhibit to the Form 10-Q for the quarterly period ended September 30, 2000.
    (i)    Previously filed as an exhibit to the Form 8-K filed on February
           8, 2001.
    (j) Previously filed as an exhibit to the Form S-8 (Registration No. 333-55578) filed on February 14, 2001.
    (k)    Previously filed as an exhibit to the Form 8-K filed on February
           20, 2001.
    (l) Previously filed as an exhibit to the Form 10-K for the year ended December 31, 2000.
    (m) Previously filed as an exhibit to the Form 10-Q for the quarterly period ended March 31, 2001.
    (n) Previously filed as an exhibit to the Form 8-K filed on June 6, 2001.
    (o) Previously filed as an exhibit to the Form S-8 (Registration No. 333-65034) filed on July 13, 2001.
    (p) Previously filed as an exhibit to the Form 10-Q for the quarterly period ended June 30, 2001.
    (q) Previously filed as an exhibit to the Form 10-K for the year ended December 31, 2001.
    (r) Previously filed as an exhibit to the Form 10-Q for the quarterly period ended September 30, 2002.
    (s) This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.
     + Certain portions of this document have been omitted pursuant to a confidential treatment request.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           PRICELINE.COM INCORPORATED


                                           By:    /s/ Jeffery H. Boyd
                                                --------------------------------
                                                  Name:  Jeffery H. Boyd
                                                  Title: Chief Executive Officer
                                                  Date:  March 26, 2003

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

SIGNATURE                               TITLE                                                  DATE
---------                               -----                                                  ----
  /s/ Richard S. Braddock               Chairman                                               March 26, 2003
-------------------------------------   and Director
  Richard S. Braddock


  /s/ Jeffery H. Boyd                   President, Chief Executive Officer and                 March 26, 2003
-------------------------------------   Director (Principal Executive Officer)
  Jeffery H. Boyd


  /s/ Thomas P. D'Angelo                Senior Vice President, Finance and Controller          March 26, 2003
-------------------------------------   (Principal Accounting Officer)
  Thomas P. D'Angelo


  /s/ Robert J. Mylod Jr.               Chief Financial Officer                                March 26, 2003
-------------------------------------   (Principal Financial Officer)
  Robert J. Mylod Jr.


  /s/ Paul A. Allaire                   Director                                               March 26, 2003
-------------------------------------
  Paul A. Allaire


  /s/ Ralph M. Bahna                    Director                                               March 26, 2003
-------------------------------------
  Ralph M. Bahna


  /s/ Howard W. Barker, Jr.             Director                                               March 26, 2003
-------------------------------------
  Howard W. Barker, Jr.

SIGNATURE                               TITLE                                                  DATE
---------                               -----                                                  ----
  /s/ Edmond Ip                         Director                                               March 26, 2003
-------------------------------------
  Edmond Ip


  /s/ Dominic Lai                       Director                                               March 26, 2003
-------------------------------------
  Dominic Lai


  /s/ Marshall Loeb                     Director                                               March 26, 2003
-------------------------------------
  Marshall Loeb


  /s/ Nicholas J. Nicholas, Jr.         Director                                               March 26, 2003
-------------------------------------
  Nicholas J. Nicholas, Jr.


  /s/ Nancy B. Peretsman                Director                                               March 26, 2003
-------------------------------------
  Nancy B. Peretsman


  /s/ Ian F. Wade                       Director                                               March 26, 2003
-------------------------------------
  Ian F. Wade

                                 CERTIFICATIONS

         I, Jeffery H. Boyd, certify that:

         1. I have reviewed the Annual Report on Form 10-K of priceline.com Incorporated (the "Registrant");

         2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

         3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

         4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

               a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

               b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

               c. presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function):

               a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

         6. The Registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  March 26, 2003                       /s/ Jeffery H. Boyd
                                           -------------------------------------
                                      Name:  Jeffery H. Boyd
                                      Title: President & Chief Executive Officer

                                 CERTIFICATIONS

         I, Robert J. Mylod, certify that:

         1. I have reviewed the Annual Report on Form 10-K of priceline.com Incorporated (the "Registrant");

         2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

         3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

         4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

               a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

               b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

               c. presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function):

               a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

         6. The Registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  March 26, 2003                              /s/ Robert J. Mylod
                                                    --------------------------
                                           Name:    Robert J. Mylod
                                           Title:   Chief Financial Officer

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                           Page No.
                                                                                                           --------
Independent Auditors' Report..................................................................................68

Consolidated Balance Sheets for the years ended December 31, 2002 and
December 31, 2001.............................................................................................69

Consolidated Statements of Operations for the years ended December 31, 2002,
December 31, 2001 and December 31, 2000.......................................................................70

Consolidated Statements of Changes in Stockholders' Equity for the years ended
December 31, 2002, December 31, 2001 and December 31, 2000....................................................71

Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2002,
December 31, 2001 and December 31, 2000.......................................................................72

Notes to Consolidated Financial Statements....................................................................73

                          INDEPENDENT AUDITORS' REPORT

   To the Board of Directors and Stockholders of priceline.com Incorporated

         We have audited the accompanying consolidated balance sheets of priceline.com Incorporated (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP


Stamford, Connecticut
February 10, 2003
                           priceline.com INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                              DECEMBER 31,
ASSETS                                                                    2002            2001
                                                                      ----------------------------
 Current assets:
    Cash and cash equivalents .....................................   $     67,182    $     99,943
    Restricted cash ...............................................         18,248          15,396
    Short-term investments ........................................         64,154          49,269
    Accounts receivable, net of allowance for doubtful accounts of
      $1,262 and $4,170, respectively .............................         13,636          15,665
    Prepaid expenses and other current assets .....................          6,348           5,038
                                                                      ----------------------------
      Total current assets ........................................        169,568         185,311
 Property and equipment, net ......................................         21,413          32,266
 Goodwill .........................................................         10,517          23,646
 Other assets, primarily related parties ..........................          9,664          20,967
                                                                      ----------------------------
      Total assets ................................................   $    211,162    $    262,190
                                                                      ============================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable ..............................................   $     35,375    $     45,941
    Accrued expenses ..............................................         27,889          36,240
    Other current liabilities .....................................          2,063           5,115
                                                                      ----------------------------
         Total current liabilities.................................         65,327          87,296
    Long-term accrued expenses ....................................            715           2,838
                                                                      ----------------------------
         Total liabilities ........................................         66,042          90,134

Commitments and Contingencies (See Notes)

SERIES B MANDATORILY REDEEMABLE PREFERRED STOCK, $0.01 par value;
80,000 authorized shares; $1,000 liquidation value per share;
80,000 shares issued 13,470 and 25,345 shares outstanding,
respectively ......................................................         13,470          25,345

Stockholders' equity:

    Common stock, $0.008 par value, authorized 1,000,000,000
    shares, 235,549,173 and 229,487,885 shares issued,
    respectively ..................................................          1,884           1,836
      Treasury stock, 10,837,953 and 5,450,236 shares, respectively       (338,410)       (326,633)
      Additional paid-in capital ..................................      2,033,944       2,015,849
      Accumulated deficit .........................................     (1,565,869)     (1,544,341)
      Accumulated other comprehensive income:
        Cumulative currency translation adjustment ................            101               -
                                                                      ----------------------------
        Total stockholders' equity ................................        131,650         146,711
                                                                      ----------------------------

      Total liabilities and stockholders' equity ..................   $    211,162    $    262,190
                                                                      ============================

                 See Notes to Consolidated Financial Statements
                           priceline.com INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     YEAR ENDED DECEMBER 31,
                                                           --------------------------------------------
                                                               2002            2001            2000
                                                           --------------------------------------------
Travel revenues ........................................   $    996,815    $  1,162,223    $  1,217,160
Other revenues .........................................          6,791           9,530          18,236
                                                           ------------    ------------    ------------
  Total revenues .......................................      1,003,606       1,171,753       1,235,396

Cost of travel revenues ................................        844,142         976,035       1,038,783
Cost of other revenues .................................          1,098           2,812           2,921
Supplier warrant costs .................................              -               -           1,523
                                                           ------------    ------------    ------------
  Total costs of revenues ..............................        845,240         978,847       1,043,227
                                                           ------------    ------------    ------------

Gross profit ...........................................        158,366         192,906         192,169
                                                           ------------    ------------    ------------

Operating expenses:
  Sales and marketing ..................................         82,741         115,366         148,133
  General and administrative, including $120, $909,
  and $8,788 of option payroll taxes, respectively .....         29,273          29,568          60,982
  Stock based compensation .............................          1,000          16,508           1,711
  Systems and business development .....................         40,964          41,293          39,192
  Special charge (reversal) ............................           (200)         (1,218)         34,824
  Restructuring charge (reversal) ......................          3,738            (136)         32,006
  Severance charge (reversal) ..........................            (55)          5,412               -
  Impairment charge ....................................         24,229               -               -
  Warrant costs, net ...................................              -               -           8,595
  Write-off of WebHouse warrant ........................              -               -         189,000
                                                           ------------    ------------    ------------

  Total operating expenses .............................        181,690         206,793         514,443
                                                           ------------    ------------    ------------

Operating loss .........................................        (23,324)        (13,887)       (322,274)
Other income:
  Loss on sale of equity investment ....................              -            (946)         (2,558)
  Interest income ......................................          2,843           6,996           9,687
  Equity in net income of pricelinemortgage ............          1,131             551               -
  Other ................................................            166             (17)              -
                                                           ------------    ------------    ------------
  Total other income ...................................          4,140           6,584           7,129
                                                           ------------    ------------    ------------

Net loss ...............................................        (19,184)         (7,303)       (315,145)
Preferred stock dividend ...............................         (2,344)         (8,563)        (14,382)
                                                           ------------    ------------    ------------
Net loss applicable to common stockholders .............   $    (21,528)   $    (15,866)   $   (329,527)
                                                           ============    ============    ============
Net loss applicable to common stockholders per basic and
diluted common share ...................................   $      (0.09)   $      (0.08)   $      (1.97)
                                                           ============    ============    ============
Weighted average number of basic and diluted common
shares outstanding .....................................        227,283         205,000         166,952
                                                           ============    ============    ============

                 See Notes to Consolidated Financial Statements.

                           priceline.com Incorporated
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                 (In thousands)

                                                                                                              ACCUMULATED
                                                                              ADDITIONAL                         OTHER
                                                    COMMON STOCK               PAID-IN       ACCUMULATED     COMPREHENSIVE
                                                SHARES          AMOUNT         CAPITAL         DEFICIT       INCOME/(LOSS)
                                             ------------------------------------------------------------------------------
Balance, January 1, 2000                          163,867    $      1,311    $  1,581,708   $  (1,180,383)   $            -

Net loss applicable to common stockholders              -               -               -        (329,527)                -
Unrealized loss on investments                          -               -               -               -            (1,156)

    Total comprehensive loss                            -               -               -               -                 -

Exchange of common stock for Series A
  mandatorily redeemable preferred stock                -               -               -               -                 -
Issuance of common stock under
  deferred compensation plans                       7,450              60          14,705               -                 -
Amortization of deferred compensation                   -               -               -               -                 -
Exercise of options and warrants                   10,481              83          13,948               -                 -
Warrants to purchase common stock                       -               -           8,595               -                 -
Common stock dividends on series A
  mandatorily redeemable preferred stock                -               -               -         (18,565)                -
                                             ------------------------------------------------------------------------------

Balance, December 31, 2000                        181,798    $      1,454    $  1,618,956    $ (1,528,475)   $       (1,156)
                                             ==============================================================================

Net loss applicable to common stockholders              -               -               -         (15,866)                -
Sale of equity investments                              -               -               -               -             1,156
Exchange of preferred stock                             -               -         279,530               -                 -
Issuance of common stock under
  deferred compensation plans                         170               1             525               -                 -
Cancellation of common stock under
  deferred compensation plans                        (500)             (4)           (762)              -                 -
Amortization and acceleration of
  deferred compensation                                 -               -             582               -                 -
Shares reacquired for withholding taxes            (1,754)            (14)         (8,702)              -                 -
Issuance of preferred stock dividend                  986               8           8,555               -                 -
Sale of common stock                               23,810             191          49,318               -                 -
Exercise of options and warrants                   24,978             200          67,847               -                 -
                                             ------------------------------------------------------------------------------

Balance, December 31, 2001                        229,488    $      1,836    $  2,015,849    $ (1,544,341)   $            -
                                             ==============================================================================

Net loss applicable to common stockholders              -               -               -         (21,528)                -
Currency translation adjustment                         -               -               -               -               101

Total comprehensive loss:                               -               -               -               -                 -
Repurchase of common stock                              -               -               -               -                 -
Issuance of common stock under deferred
  compensation plans                                  184               1             749               -                 -
Issuance of preferred stock dividend                  696               6           2,338               -                 -
Exercise of options and warrants                    5,181              41          15,008               -                 -
                                             ------------------------------------------------------------------------------

Balance, December 31, 2002                        235,549    $      1,884    $  2,033,944    $ (1,565,869)   $          101
                                             ==============================================================================

                                                    TREASURY STOCK             DEFERRED
                                                SHARES          AMOUNT       COMPENSATION       TOTAL
                                             ------------------------------------------------------------
Balance, January 1, 2000                                -    $          -    $          -    $    402,636

Net loss applicable to common stockholders              -               -               -        (329,527)
Unrealized loss on investments                          -               -               -          (1,156)
                                                                                             ------------
    Total comprehensive loss                            -               -               -        (330,683)

Exchange of common stock for Series A
  mandatorily redeemable preferred stock           (6,000)       (359,580)              -        (359,580)
Issuance of common stock under
  deferred compensation plans                           -               -         (14,765)              -
Amortization of deferred compensation                   -               -           1,712           1,712
Exercise of options and warrants                        -               -               -          14,031
Warrants to purchase common stock                       -               -               -           8,595
Common stock dividends on series A
  mandatorily redeemable preferred stock              550          32,947               -          14,382
                                             ------------------------------------------------------------

Balance, December 31, 2000                         (5,450)   $   (326,633)   $    (13,053)   $   (248,907)
                                             ============================================================

Net loss applicable to common stockholders              -               -               -         (15,866)
Sale of equity investments                              -               -               -           1,156
Exchange of preferred stock                             -               -               -         279,530
Issuance of common stock under
  deferred compensation plans                           -               -            (526)              -
Cancellation of common stock under
  deferred compensation plans                           -               -             766               -
Amortization and acceleration of
  deferred compensation                                 -               -          12,813          13,395
Shares reacquired for withholding taxes                 -               -               -          (8,716)
Issuance of preferred stock dividend                    -               -               -           8,563
Sale of common stock                                    -               -               -          49,509
Exercise of options and warrants                        -               -               -          68,047
                                             ------------------------------------------------------------

Balance, December 31, 2001                         (5,450)   $   (326,633)   $          -    $    146,711
                                             ============================================================

Net loss applicable to common stockholders              -               -               -         (21,528)
Currency translation adjustment                         -               -               -             101
                                                                                             ------------
Total comprehensive loss:                               -               -               -    $    (21,427)
Repurchase of common stock                         (5,388)        (11,777)              -         (11,777)
Issuance of common stock under deferred
  compensation plans                                    -               -               -             750
Issuance of preferred stock dividend                    -               -               -           2,344
Exercise of options and warrants                        -               -               -          15,049
                                             ------------------------------------------------------------

Balance, December 31, 2002                        (10,838)   $   (338,410)   $          -    $    131,650
                                             ============================================================

                 See Notes to Consolidated Financial Statements.

                           priceline.com INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                      YEAR ENDED DECEMBER 31,
                                                               2002            2001            2000
                                                           --------------------------------------------
OPERATING ACTIVITIES:
Net loss ...............................................   $    (19,184)   $     (7,303)   $   (315,145)
Adjustments to reconcile net loss to net cash used in
  (provided by) operating activities:
  Depreciation and amortization ........................         18,265          16,578          17,385
  Provision for uncollectible accounts, net ............             26          18,548           7,354
  Warrant costs ........................................              -               -           8,595
  WebHouse warrant .....................................              -               -         189,000
  Net loss on disposal of property and equipment .......          1,098              17          12,398
  Net loss on sale of equity investments ...............              -             946           2,558
  Impairment of Myprice loan ...........................              -               -           4,886
  Equity in net income of pricelinemortgage ............         (1,131)           (551)              -
  Impairment charge ....................................         24,229               -               -
  Non-cash severance ...................................              -           3,076               -
  Enhanced withholding on restricted shares ............              -           3,136               -
  Compensation expense arising from deferred stock
    awards .............................................              -          13,395           1,711
  Changes in assets and liabilities:
    Accounts receivable ................................          2,003         (19,768)          7,401
    Prepaid expenses and other current assets ..........           (809)            699           2,076
    Related party receivables ..........................              -               -          (3,484)
    Accounts payable and accrued expenses ..............        (22,882)         (1,501)         45,155
    Other ..............................................           (801)            824           1,276
                                                           ------------    ------------    ------------
  Net cash provided by/(used in) operating activities ..            814          28,096         (18,834)
                                                           ------------    ------------    ------------
INVESTING ACTIVITIES:
  Additions to property and equipment ..................         (9,127)         (9,415)        (37,320)
  Proceeds from sales of fixed assets ..................            230             170               -
  Proceeds/(purchase) of convertible notes and warrants
    of licensees, primarily related parties ............          1,840               -         (25,676)
  Proceeds from sales/maturities of investments ........              -             770          31,101
  (Funding) return of restricted cash and bank
    certificate of deposit .............................         (2,852)          2,646          (5,661)
  Investment in priceline.com europe Ltd. ..............              -         (14,248)              -
  Cash acquired from acquisition of priceline.com europe
    Ltd ................................................              -           2,779               -
  Investment in short-term investments/marketable
    securities, net ....................................        (14,885)        (38,878)         (5,000)
                                                           ------------    ------------    ------------
  Net cash used in investing activities ................        (24,794)        (56,176)        (42,556)
                                                           ------------    ------------    ------------
FINANCING ACTIVITIES:
  Shares reacquired for withholding taxes ..............              -          (8,716)              -
  Repurchase of common stock ...........................        (11,777)              -               -
  Proceeds from sale of common stock/purchase of
    warrants, net ......................................              -          49,459               -
  Proceeds from exercise of stock options ..............          3,171          10,256          14,031
                                                           ------------    ------------    ------------
  Net cash (used in)/provided by financing activities ..         (8,606)         50,999          14,031
                                                           ------------    ------------    ------------
Effect of exchange rate changes on cash and cash
  equivalents ..........................................           (175)              -               -
NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS ...        (32,761)         22,919         (47,359)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .........         99,943          77,024         124,383
                                                           ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...............   $     67,182    $     99,943    $     77,024
                                                           ============    ============    ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for interest .............   $          -    $          -    $          4
                                                           ============    ============    ============
  Acquisition of priceline.com europe Ltd. .............   $          -    $      7,896    $          -
                                                           ============    ============    ============

                 See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BUSINESS DESCRIPTION

         Priceline.com Incorporated ("priceline.com", or the "Company") has pioneered a unique e-commerce pricing system known as a "demand collection system" that enables consumers to use the Internet to save money on products and services while enabling sellers to generate incremental revenue. Using a simple and compelling consumer proposition - NAME YOUR OWN PRICE(SM) - priceline.com collects consumer demand, in the form of individual customer offers, for a particular product or service at a price set by the customer. The Company then accesses a proprietary database of inventory available to the Company for purchase and, based upon the customer's offer price, then elects whether or not to accept that customer offer. Substantially all of our revenues are generated in the United States.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION - The consolidated financial statements include the accounts of the Company and its majority owned subsidiary, priceline.com Europe Holdings N. V. All significant intercompany accounts and transactions have been eliminated. Investments in affiliates in which the Company does not have control, but has the ability to exercise significant influence (generally 20-50% ownership), are accounted for by the equity method. Certain reclassifications have been made to prior years financial statements to conform to current year presentation. These reclassifications had no impact on previously reported net income or stockholders' equity.

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

         FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company's financial instruments, including cash and cash equivalents, restricted cash, accounts receivable-net and accounts payable, are carried at cost which approximates their fair value because of the short-term maturity of these financial instruments.

         CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS - The Company invests excess cash primarily in money market accounts, certificates of deposits, and short-term commercial paper. All highly liquid instruments with an original maturity of three months or less are considered cash equivalents. Short-term investments are primarily fixed interest U.S. and corporate obligations and are carried at cost, which approximates fair value.

         RESTRICTED CASH - Restricted cash collateralizes letters of credit issued in favor of certain suppliers and landlords. The letters of credit expire between February of 2003 through April of 2004 and are generally subject to automatic renewal upon expiration of the letter of credit. Also included in restricted cash are amounts held by our credit card processor company.

         PROPERTY AND EQUIPMENT - Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of property and equipment is computed on a straight-line basis, over the estimated useful lives of the assets or, when applicable, the life of the lease, whichever is shorter.

         GOODWILL - In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that identifiable intangible assets other than goodwill be amortized over their useful lives. The Company adopted SFAS No. 142 in 2002 and performed the initial and final steps of the transitional impairment test as required. There was no impairment resulting from the transitional impairment test. Subsequent impairment losses were reflected in operating loss in 2002. See
Note 7 to Consolidated Financial Statements for analysis of the Company's impairment tests.

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

         REVENUES AND COST OF REVENUES - Revenues and related costs are primarily recognized, if and when, the Company accepts and fulfills the customer's offer. Occasionally, the Company provides refunds and makes certain customer accommodations to satisfy disputes and complaints. The Company accrues for such estimated losses and classifies the resulting expense as an addition to the allowance for doubtful accounts. Transaction revenue primarily represents the selling price of airline tickets, hotel rooms, rental cars and long distance phone service. For these transactions, the Company, among other things, establishes the price it will accept, has total discretion in supplier selection, purchases and takes title, and is the merchant of record. The Company records, as revenue, the amount received from the customer, net of taxes. The amount net of tax, that the Company pays the respective airline, hotel, rental car company or long distance provider is recorded as a cost of revenue.

         Fee revenue consists of Worldspan, L.P. booking fees, customer processing fees and commissions related to retail travel sales, and other fees related to sales made through the Company site or a third party. The Company records these fees as revenue, at the net amount received, with no associated cost of revenue.

         SALES AND MARKETING - Sales and marketing expenses are comprised primarily of costs of off-line (television, radio and newspaper) and online (online and e-mail) advertising, agency fees, creative talent and production cost for television and radio commercials, credit card processing fees, provisions for credit card charge-backs, costs of the third-party call centers, and compensation for the Company's sales and marketing personnel. The Company expenses the production costs of advertising the first time the advertising takes place. Advertising expense was $44.7, $46.9 and $67.2 for the years ended December 31, 2002, 2001 and 2000, respectively. Other sales and marketing costs are expensed as incurred.

         SYSTEMS AND BUSINESS DEVELOPMENT - Systems and business development expenses are comprised primarily of compensation to the Company's information systems and product development staff, depreciation and amortization on computer hardware and licensing fees for computer software, payments to outside contractors, data communications and other expenses associated with operating the Company's website. Such costs are expensed as incurred.

         EQUITY-BASED COMPENSATION - The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of priceline.com's stock and the exercise price of the option.

         The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." All transactions, in which goods or services are the consideration received for the issuance of equity instruments, are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty's performance is complete or the date on which it is probable that performance will occur.

         The following table summarizes relevant information as to reported results under the Company's APB Opinion No. 25 method of accounting for stock options with supplemental information as if the fair value recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation," had been applied (in thousands, except per share amounts):

                                                                  For the Year Ended December 31,
                                                           --------------------------------------------
                                                               2002            2001            2000
                                                           ------------    ------------    ------------
Net loss applicable to common stockholders, as reported    $    (21,528)   $    (15,866)   $   (329,527)

Add: Stock-based compensation, as reported                        1,000          16,508           1,711

Deduct: Total stock-based compensation determined under
fair value based method for all stock based compensation       (114,026)       (155,540)        (79,107)
                                                           ------------    ------------    ------------

Adjusted net loss applicable to common stockholders,
fair value method for all stock based compensation         $   (134,554)   $   (154,898)   $   (406,923)
                                                           ------------    ------------    ------------

Basic and diluted loss per share as reported               $      (0.09)   $      (0.08)   $      (1.97)

Basic and diluted loss per share SFAS 123 adjusted                (0.59)          (0.76)          (2.44)

         The fair value of stock options granted was determined on the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

                                                               2002            2001            2000
                                                           ------------    ------------    ------------
Risk-free interest rate                                             2.8%            4.0%            6.1%

Expected lives                                                  3 years         3 years         3 years

Volatility                                                           99%            127%            141%

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

         NET LOSS PER SHARE - The Company computes basic and diluted earnings per share in accordance with SFAS No. 128, "Earnings per Share." SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Since the Company incurred losses for all periods presented, the inclusion of stock options and warrants in the calculation of weighted average common shares is anti-dilutive; and therefore there is no difference between basic and diluted earnings per share. Total anti-dilutive stock options and warrants excluded from the calculation of net loss per share were 52,770,857, 62,743,918 and 55,255,004 for the years ended December 31, 2002, 2001 and 2000, respectively.

         SEGMENT REPORTING - The Company operates and manages its business as a single segment. The only significant discrete financial information, Revenues, Cost of Revenues and Gross Profit by Travel Services and Other are disclosed in the statement of operations.

         FOREIGN CURRENCY TRANSLATION - For priceline.com europe Ltd., the local foreign currency is the functional currency. Assets and liabilities are translated into U.S. dollars at the rate of exchange existing at year-end. Translation gains and losses are included as a component of stockholders' equity. Income statement amounts are translated at the average monthly exchange rates. Transaction gains and losses are included in the statement of operations and were not material.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized but tested for impairment at least annually. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company adopted the provisions of SFAS 142 effective January 1, 2002, and, as a result, will not record goodwill amortization. As the acquisition of the Company's majority interest in priceline.com europe Ltd. occurred after June 30, 2001, the Company had no goodwill amortization relating to the acquisition for the year ended December 31, 2001. The Company completed a goodwill impairment review as of January 1, 2002, using a fair value approach in accordance with SFAS 142, and found no impairment. During the third quarter 2002, the Company performed a subsequent impairment test and recorded an impairment charge which is described in more detail in Note 7.

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which supersedes both Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" ("SFAS 121") and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("Opinion 30"), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 retains the fundamental provisions in SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. SFAS 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS 121, an impairment assessment under SFAS 144 will not result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, "Goodwill and Other Intangible Assets." The Company adopted the provisions of SFAS 144 effective January 1, 2002.

         In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure." This Statement amends SFAS No. 123, "Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of this Statement are effective for fiscal years ending after December 15, 2002 and have been incorporated into these financial statements and accompanying footnotes.

         In May 2002, the Financial Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Among other things, under the provision of FSAS No. 145, gains and losses from the early extinguishment of debt are no longer classified as an extraordinary item, net of income taxes, but are included in the determination of pretax earnings. The effective date for SFAS No. 145 is for fiscal years beginning after May 15, 2002, with early application encouraged. Upon adoption, all gains and losses from the extinguishment of debt previously reported as an extraordinary item shall be reclassified to pretax earnings. It is anticipated that the adoption of SFAS No. 145 will have no impact on the Company's financial position or results of operations.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This statement addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS 146 and EITF 94-3 is that SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred versus the EITF 94-3 where a liability was recognized on the date an entity committed to an exit plan. SFAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The Company will adopt the new standard effective January 1, 2003.

         In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying instrument that is related to an asset, liability, or equity security of the guaranteed party. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation. Other guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under SFAS 133. The disclosure requirements of FIN 45 are effective for the Company as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. The Company has disclosed the significant guarantees it has entered into in the footnotes to its financial statements. The Company does not expect the requirements of FIN 45 to have a material impact on results of operations, financial position or liquidity.

         In January 2002, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" which clarifies the application of Accounting Research Bulletin No. 51, CONSOLIDATED FINANCIAL STATEMENTS, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not have any equity investments in variable interest entities.

3.       RESTRUCTURING, SPECIAL AND SEVERANCE CHARGES

         In the fourth quarter of 2002, the Company recorded a restructuring charge of approximately $4.7 million. This restructuring charge resulted from the repositioning of our non-travel businesses, and a reduction in headcount. The repositioning was designed to reduce operating expenses and focus resources on our travel business. The charge relates primarily to severance payments, real estate costs and asset impairments.

         As a result of the fourth quarter 2002 restructuring, the Company's work force was reduced by 59 full-time employees at its Norwalk location and 4 full-time employees at its Europe location. The employee termination costs primarily represent severance payments and related benefits. The real estate costs primarily represent the estimated net lease expense related to space the Company decided it no longer needed, and which it will not utilize in the future along with certain required refurbishments to that space. Asset impairments are comprised of abandoned equipment and software projects, and software costs related to the Company's plans not to pursue certain product offerings and activities. Other restructuring charges include professional and other fees and costs incurred in 2002 associated with the restructuring activities.

         In the second quarter of 2001, the Company's Board of Directors announced that Richard S. Braddock had been reappointed as Chief Executive Officer. Mr. Braddock replaced Daniel H. Schulman, its prior President and Chief Executive Officer. In connection with Mr. Schulman's separation, the Company recorded a severance charge of $5.4 million in the second quarter of 2001. This severance charge resulted from the forgiveness of outstanding loans to Mr. Schulman and the payment of severance, all of which was required by the terms of Mr. Schulman's employment agreement. The Company also accelerated, pursuant to the terms of Mr. Schulman's employment agreement, the vesting of 2,000,000 shares of restricted common stock and 1,000,000 shares underlying stock options granted to Mr. Schulman, resulting in a charge of approximately $770,000. The balance due to Mr. Schulman ($345,000) was paid in second quarter 2002.

         In the first quarter of 2001, the Company recorded a restructuring charge of approximately $1.4 million. This restructuring charge related primarily to the reduction of our workforce by approximately 25 full-time employees in February 2001. The charge relates primarily to severance payments and the entire amount of the charge was disbursed in 2001.

         In 2000, the Company recorded a restructuring charge of approximately $32.0 million. The restructuring charge resulted from the Company's review of its operations with the intention of increasing efficiencies and refocusing its business principally on its core travel products. As a result of this review, the Company primarily decided to reduce its work force, consolidate its real estate and rationalize certain international markets and potential product line offerings.

The components and the annual activity related to the restructuring charge for the three-year period ended December 31, 2002 were as follows (in thousands):

                                     EMPLOYEE        REAL
                                    TERMINATION     ESTATE         ASSET
                                       COSTS        COSTS       IMPAIRMENTS      OTHER        TOTAL
                                    ------------------------------------------------------------------
CHARGED IN 2000                     $    3,807    $    9,603    $   17,474    $    1,122    $   32,006

  Non-cash charges                           -             -       (15,709)            -       (15,709)

  Paid in 2000                          (1,167)         (317)         (809)         (534)       (2,827)
                                    ------------------------------------------------------------------

  Accrued at 12/31/2000                  2,640         9,286           956           588        13,470

CHARGED IN 2001                          1,400             -             -             -         1,400

  Paid in 2001                          (3,358)       (3,155)         (835)         (320)       (7,668)

  Adjustments                             (311)       (1,036)         (114)          (75)       (1,536)
                                    ------------------------------------------------------------------

  Accrued at 12/31/2001                    371         5,095             7           193         5,666

CHARGED IN 2002                          2,416           398         1,064           776         4,654

  Currency translation adjustment            3             2            11            10            26

  Non-cash charges                          (5)            -        (1,075)            -        (1,080)

  Paid in 2002                          (1,114)       (2,161)            -            (2)       (3,277)

  Adjustments                              (10)         (824)           (7)          (75)         (916)
                                    ------------------------------------------------------------------

ACCRUED AT 12/31/2002               $    1,661    $    2,510    $        -    $      902    $    5,073
                                    ==================================================================

         During 2002 and 2001, the Company decreased the liability for the restructuring charge by approximately $4.2 million and $9.2 million, respectively. These reductions resulted from cash payments and the favorable resolution of certain matters, primarily the collection of certain receivables and the settlement of real estate commitments, and were reflected as an adjustment to the "Restructuring charge (reversal)" line on the Company's Consolidated Statements of Operations.

         The Company estimates, based on current available information, the remaining net cash outflows associated with our restructuring related commitments will be as follows (in thousands):

                                                     EXPECTED TO BE PAID IN

                                                        2003         2004
                                                     ----------   ----------
            Employee termination costs               $    1,567   $       94

            Real estate costs                             1,889          621

            Other                                           902            -
                                                     ----------   ----------

            Total:                                   $    4,358   $      715
                                                     ==========   ==========

Restructuring related liabilities due within 12 months and due after 12 months are classified in "Accrued expenses" and in "Long-term accrued expenses", respectively, on the Company's Consolidated Balance Sheets.

         In the fourth quarter of 2000, the Company recorded a special charge of approximately $34.8 million. This special charge consists of employee expenses, asset impairments and other miscellaneous expenses. Employee expenses relate to severance payments, retention bonuses, and the acceleration of employee loan forgiveness. Asset impairments consist of the write-down to estimated net realizable value of receivables or loans from independent licensees that ceased or significantly restructured their operations during the fourth quarter of 2000. Other miscellaneous expenses include estimates for the litigation related to shareholder lawsuit costs or potential settlements, and amounts accrued for other claims.

         The components and the annual activity related to the 2000 special charge follow (in thousands):

                                              EMPLOYEE
                                             TERMINATION      ASSET
                                                COSTS      IMPAIRMENTS     OTHER         TOTAL
                                             ----------------------------------------------------
            Charged in 2000                  $   14,482    $   17,107    $    3,235    $   34,824

            Non-cash charges                     (8,036)      (13,583)            -       (21,619)

            Paid in 2000                           (142)       (1,915)          (55)       (2,112)

            Accrued at 12/31/2000                 6,304         1,609         3,180        11,093

            Paid in 2001                         (6,297)          (25)       (1,079)       (7,401)

            Adjustments                               -        (1,218)            -        (1,218)

            Accrued at 12/31/2001                     7           366         2,101         2,474

            Paid in 2002                             (7)         (250)         (785)       (1,042)

            Adjustments                               -          (116)       (1,316)       (1,432)
                                             ----------------------------------------------------

            Accrued at 12/31/2002            $        -    $        -    $        -    $        -
                                             ====================================================

         During 2002 and 2001, the Company decreased the liability for the special charge by approximately $2.5 million and $8.6 million, respectively. These reductions resulted from cash payments and the favorable resolution of certain matters, primarily the collection of certain receivables and the settlement of certain liabilities and were reflected as an adjustment to the "Special charge (reversal)" line on the Company's Consolidated Statements of Operations.

4.       SHORT-TERM INVESTMENTS

         Short-term investments at December 31, 2002 and 2001 include the following (in thousands):

                                                 2002         2001
                                              ----------   ----------
            US Government Agency Securities   $   42,820   $   30,819
            Discounted commercial paper           21,334       14,949

            Certificates of Deposit                    -        3,501
                                              ----------   ----------
                                              $   64,154   $   49,269
                                              ==========   ==========

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

5.       ACCOUNTS RECEIVABLE

         A summary of the activity in the allowance for uncollectible accounts for the years ended December 31, 2002, 2001 and 2000 follows (in thousands):

                                                                  For the Years Ended December 31,
                                                           --------------------------------------------
                                                               2002            2001            2000
                                                           ------------    ------------    ------------
Balance, beginning of year                                 $      4,170    $      2,372    $      1,961

Provision charged to expense                                      3,051          18,548           7,354

Charge-offs and adjustments                                      (5,959)        (16,750)         (6,943)
                                                           ------------    ------------    ------------

Balance, end of year                                       $      1,262    $      4,170    $      2,372
                                                           ============    ============    ============

         To date, the Company's results have been impacted by purchases made using fraudulent credit cards. Because the Company acts as merchant-of-record, it is held liable for fraudulent credit card transactions on its website as well as other payment disputes with its customers. Accordingly, the Company calculates and records an allowance for the resulting credit card charge-backs. During the second half of 2001, the Company launched a company-wide credit card charge-back reduction project aimed at preventing fraud, resulting in a reduction in the absolute amount of charge-backs for the year ended December 31, 2002.

6.       PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 2002 and 2001 consists of the following (in thousands):

                                                             Estimated
                                                           Useful Lives
                                                              (years)          2002            2001
                                                           ------------    ------------    ------------
         Computer equipment and software                              3    $     63,185    $     57,265

         Office equipment, furniture &
           fixtures and leasehold improvements                   3 to 7           8,340           8,335
                                                                           ------------    ------------
         Total:                                                            $     71,525    $     65,600

         Less accumulated depreciation and amortization                         (50,112)        (33,334)

                                                                           ------------    ------------
         Property and equipment, net                                       $     21,413    $     32,266
                                                                           ============    ============

         Fixed asset depreciation and amortization expense was approximately $17.9 million, $16.3 million and $15.8 million for the years ended December 31, 2002, 2001 and 2000, respectively.

7.       ACQUISITIONS

         On December 21, 2001, the Company completed the acquisition of approximately 62% of the issued and outstanding shares of priceline.com Europe Holdings, N.V., the parent company of priceline.com europe Ltd. (together with priceline.com Europe Holdings, N.V., "priceline.com europe") for approximately $23.6 million, including transaction costs, which was accounted for as a purchase. Prior to the acquisition of priceline.com europe, General Atlantic Partners, LLC and its affiliated entities owned approximately 86% of priceline.com Europe Holdings, N.V. At the time of the acquisition, General Atlantic Partners, LLC owned approximately 5.9 million shares of priceline.com Incorporated common stock according to documents publicly filed with the Securities and Exchange Commission. During the twelve months ended December 31, 2001, the Company charged priceline.com europe licensing fees of $1.15 million and reimbursable expenses of approximately $4.7 million. On a consolidated basis, there were no such fees recorded in 2002.

         On January 31, 2002, the Company invested an additional $10 million in priceline.com Europe Holdings, N.V., which increased the Company's equity interest in priceline.com europe to approximately 74.6% of the issued and outstanding shares.

         During 2002, 2001 and 2000, William Ford, a principal of General Atlantic Partners, LLC, was a member of the Company's board of directors and chairman of the Company's audit committee. Mr. Ford resigned from our board of directors on January 23, 2003, because General Atlantic Partners, LLC significantly reduced its position in the Company. Certain investors in priceline.com Europe Holdings, N.V., including certain affiliates of General Atlantic Partners, LLC, have the right to put their shares of priceline.com Europe Holdings, N.V. to the Company, at fair market value, in the event of a change in control, as defined, of the Company. These investors own 45,539,999 shares of priceline.com Europe Holdings, N.V.

         The excess of the cost of the acquisition of priceline.com europe over the fair value of the net assets acquired was approximately $23.6 million and was recorded as goodwill at the end of 2001. The assets and liabilities were recorded at their estimated fair values as of the acquisition date. The Company expects in the near term that priceline.com europe will continue to incur operating losses and since the other stockholders of priceline.com europe have no commitment to provide financing, the Company has recognized the entire loss for the twelve months ended December 31, 2002, in its consolidated financial statements subsequent to the acquisition.

         During the third quarter of 2002, the Company performed impairment tests and determined that the carrying amount of goodwill associated with its investment in priceline.com europe exceeded its implied fair value by approximately $12 million and accordingly recorded an impairment charge of $12 million. The fair value was determined by third party valuations using generally accepted valuation techniques including the market value of comparable companies (including revenue multiple methodology) and discounted cash flow methods. Underlying the impairment was a continued decline in the market value of priceline.com's common stock, which the Company reviews quarterly as an indicator of possible impairment of priceline.com europe's carrying value, a deterioration in priceline.com europe's operations caused primarily by increasingly competitive conditions among European online travel companies, and a decision in 2002 to reconfigure product offerings.

         The following unaudited pro forma information reflects the Company's actual results adjusted to include priceline.com europe as though its acquisition had occurred on January 1, 2001 (in thousands):

                                                                          2001
                                                                       -----------
                  Revenues...............................              $ 1,184,677
                  Operating loss.........................                   62,031
                  Net loss...............................                   65,984
                  Net loss applicable to common
                  stockholders per basic and diluted
                  common share...........................              $      0.32

8.       OTHER ASSETS

         Other assets at December 31, 2002 and 2001 consists of the following (in thousands):

                                                                        2002           2001
                                                                    ------------   ------------
         Convertible loans and other advances - Hutchison-
         Priceline Limited ......................................   $          -   $     11,110
         Convertible loans - MyPrice ............................              -          1,840
         Investment in pricelinemortgage ........................          6,356          5,124
         Other ..................................................          3,308          2,893
                                                                    ------------   ------------
                                                                    $      9,664   $     20,967
                                                                    ============   ============

         Convertible loans and other advances - Hutchison-Priceline Limited represented a convertible note from the Company's Asian licensee, Hutchison-Priceline Limited. During the periods ended December 31, 2002 and 2001, the Company charged Hutchison-Priceline Limited $375,000 and $500,000, respectively, in licensing fees, and approximately $199,000 and $535,000, respectively, in reimbursable expenses, in accordance with the Company's agreements.

         During the third quarter of 2002, the Company performed its periodic evaluation of the progress of the operations of Hutchison-Priceline Limited. Factors including increasing negative variances in key operating metrics such as negative gross margins and continuing operating losses, negative net asset position and an increasingly competitive operating environment led the Company to determine that the carrying value of its convertible note no longer reflected its fair value. Accordingly, the Company recorded an impairment charge of $12.2 million to reduce the carrying value of its investment in Hutchison-Priceline Limited to its estimated fair value of zero. Estimated fair value was determined using cash flow estimates and a review of the market value of comparable companies including the consideration of the decline in the Company's market value and through discussion with third party valuation specialists.

         Convertible loans - MyPrice represented the carrying value of the amounts due to the Company from its Australian licensee. MyPrice repaid these amounts in the third quarter 2002.

         Investment in pricelinemortgage represents the Company's 49% equity investment in pricelinemortgage. In September 2001, the Company converted a debt instrument into a 49% equity interest in pricelinemortgage and, accordingly, recognized its pro rata share of pricelinemortgage's net income. At December 31, 2002, the investment in pricelinemortgage consisted of the Company's original investment of $4.6 million and the Company's cumulative share of pricelinemortgage's earnings of approximately $2.7 million, offset by an impairment charge of approximately $1 million to reflect the write-down of the carrying value to its estimated fair value. The Company earned advertising fees from pricelinemortgage of $1.7 million, $1.7 million and $1.3 million in 2002, 2001 and 2000, respectively. Robert J. Mylod, the Company's Chief Financial Officer, is a director of, and an investor in, Alliance Capital Partners Inc., the parent company of Alliance Partners, L.P., and owner of 51% of pricelinemortgage. In 1997, Mr. Mylod invested $50,000 in Alliance Capital Partners Inc. and his investment represents less than 1/10 of one percent of Alliance Capital Partners Inc.'s outstanding common stock.

9.       TREASURY STOCK

         On July 31, 2002, the Company's Board of Directors authorized the repurchase of up to $40 million of common stock from time to time in the open market or in privately negotiated transactions. As part of the stock repurchase program, the Company purchased 5,387,717 shares of its common stock for its treasury during the period ended December 31, 2002 at an aggregate cost of approximately $11.8 million. All shares were purchased at prevailing market prices.

         The Company may continue or, from time to time, suspend repurchases of shares under its stock repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors. Whether and when to initiate and/or complete any purchase of common stock and the amount of common stock purchased will be determined in the Company's complete discretion. As of December 31, 2002, there were approximately 224.7 million shares of our common stock outstanding.

10.      STOCKHOLDERS' EQUITY

         In March 1999, the Company effected a 1.25:1 stock split. All share and per share amounts have been adjusted to reflect the stock split.

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

         During the fourth quarter of 2000, the Company issued 7.5 million shares of restricted stock as part of an employee retention program. The accrual for the shares was recorded at the market value on the date of grant with a corresponding reduction to Stockholders' Equity (Deferred Compensation). The non-cash charge was amortized over the vesting period and recorded as a General and Administrative expense. The amortization was $1.7 million during the fourth quarter of 2000.

         During the first quarter of 2001, the Company issued 120,000 shares of restricted Common Stock to employees. The accrual for the shares issued was recorded at the market value on the date of grant and the related compensation expense was amortized over the vesting period. During the second quarter 2001, the Company issued 50,000 shares of restricted stock to employees. The accrual for the shares issued was recorded at the market value on the date of grant and the related compensation expense was amortized over the vesting period.

         During the fourth quarter of 2001, the Company's Board of Directors accelerated the vesting of all outstanding unvested shares of the restricted Common Stock based on the anticipated achievement of earnings performance targets established at the time of grant, resulting in a charge of approximately $3.3 million.

         During the first quarter 2001, the Company sold approximately 23.8 million shares of its Common Stock to subsidiaries of Hutchison Whampoa Limited and Cheung Kong (Holdings) Limited in a private placement. The net proceeds were approximately $49.5 million. Hutchison Whampoa Limited also received a seat on the Company's Board of Directors. Subsequently, Hutchison Whampoa Limited acquired altogether two seats on the Company's Board of Directors. At the same time, Hutchison purchased $9.5 million worth of Hutchison-Priceline Limited convertible notes. In June 2000, the Company entered into definitive agreements with subsidiaries of Hutchison Whampoa Limited to introduce the Company's services to several Asian markets. Under the terms of the agreements, the Company licenses its business model and provides expertise in technology and operations.

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

11.      REDEEMABLE PREFERRED STOCK

         In February 2000, the Board of Directors authorized an amendment to the Company's certificate of incorporation to allow the Company to issue a new series of preferred stock designated as Series A Convertible Redeemable PIK Preferred Stock ("Series A Preferred Stock"). The total number of shares of Series A Preferred Stock that the Company is authorized to issue is 6 million shares, par value $.01 per share.

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

         In February 2001, the Board of Directors authorized an amendment to the Company's certificate of incorporation to allow the Company to issue a new series of preferred stock designated as Series B Redeemable Preferred Stock ("Series B Preferred Stock"). The total number of shares of Series B Preferred Stock that the Company is authorized to issue is 80,000 shares, par value $.01 per share.

         The Series B Preferred Stock has special preferences. Specifically, the Series B Preferred Stock has a liquidation preference of $1,000 per share plus an amount equal to any dividends accrued or accumulated but not paid. The Series B Preferred Stock accrues dividends payable in shares of the Company's Common Stock at a rate of 11% per annum commencing February 6, 2001. Dividends on the Series B Preferred Stock are payable semiannually on February 6 and August 6 of each year starting August 6, 2001.

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

12.      DELTA AIR LINES

         In November 1999, the Company amended the warrant held by Delta Air Lines, Inc. ("Delta") to provide Delta with a cashless exercise right. Upon the exercise of the warrant, Delta acquired a total of 16,525,834 shares of Common Stock of priceline.com. In conjunction with that transaction, Delta sold 2,085,767 shares of priceline.com Common Stock to priceline.com's founder and Vice Chairman Jay S. Walker for an aggregate purchase price of $125 million. The Company further gave Delta the right to exchange six million shares of priceline.com Common Stock for six million shares of newly issued Series A convertible preferred stock that may be converted into priceline.com stock on a one-for-one basis.

         During the second quarter of 2000, the Company received six million shares of its Common Stock held by Delta in exchange for six million shares of its Series A Preferred Stock with a liquidation preference of approximately $360 million and a conversion price of $59.93 per share. The six million shares of Common Stock received by the Company are included in Treasury Stock on the Company's balance at December 31, 2000. In the fourth quarter of 2000, the Company issued Delta from treasury stock 549,764 shares of Common Stock as a dividend on the Series A Preferred Stock.

         During the fourth quarter of 2000, the Company reached an agreement with Delta to further amend the terms of previously issued warrants. As part of this agreement, the strike price of the warrants was reduced to $4.72 per share and the number of warrants was reduced by approximately 825,000 warrants to approximately 4.7 million. The Company recorded an $8.6 million charge related to this transaction determined by using an option pricing model.

         During the first quarter 2001, Delta and the Company agreed to restructure Delta's investment in the Company. Delta exchanged 6,000,000 shares of Series A Preferred Stock for 80,000 shares of a newly created Series B Preferred Stock and warrants (the "Warrants") to purchase approximately 27 million shares of the Company's common stock at an exercise price of $2.97 per share.

         Pursuant to the terms of the certificate of designations relating to the Series B Preferred Stock, the Series B Preferred Stock bears a dividend that is payable through the issuance of approximately 3.0 million shares of the Company's common stock each year, subject to adjustment as provided for in the certificate of designations (including anti-dilution adjustment in the event that the Company issues shares of its common stock, or securities exercisable for or convertible into shares of its common stock, at an effective price of less than $2.10 per share). The Series B Preferred Stock has a liquidation preference of $1,000 per share and is subject to mandatory redemption on February 6, 2007 or is subject to redemption at the option of Delta or the Company prior to February 6, 2007. In the event the Company consummates any of certain business combination transactions, the Series B Preferred Stock may be redeemed at the option of the Company or Delta at the liquidation preference per outstanding share plus all dividends accrued but not paid on the shares.

         The Warrants provide that at any time the closing sales price of the Company's Common Stock has exceeded $8.90625 (subject to adjustment) for 20 consecutive trading days, the Warrants will automatically be exercised. The exercise price of the Warrant is paid by surrendering .00296875 shares of Series B Preferred Stock for each share of Common Stock purchased. As of December 31, 2002, there were 4,537,199 Warrants outstanding.

         During 2001, Delta exercised Warrants to purchase approximately 18.4 million shares of the Company's common stock and on January 29, 2002, Delta exercised Warrants to purchase 4 million shares of the Company's common stock. As a result, there are 13,470 shares of Series B Preferred Stock outstanding with an aggregate liquidation preference of approximately $13.5 million and the Company's future semi-annual dividend has been reduced to 242,000 shares of Common Stock. In accordance with the terms of the Series B Preferred Stock, the Company delivered to Delta 695,749 and 986,491 shares of the Company's common stock as dividend payments in 2002 and 2001, respectively, and, as a result, the Company recorded a non-cash dividend of $2.3 million and $8.6 million in 2002 and 2001, respectively.

13.      OTHER WARRANTS TO PURCHASE COMMON STOCK

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

14.      STOCK OPTION PLANS

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

         In February 2000, in connection with the hiring of Heidi G. Miller, priceline.com Incorporated's former Chief Financial Officer, priceline.com Incorporated adopted a stock option plan that authorized the issuance of options to purchase 2,500,000 million shares of priceline.com Incorporated common stock. 1,625,000 of such options were actually issued, all of which were subsequently forfeited. In November 2000, in connection with the hiring of Robert Mylod, priceline.com Incorporated's current Chief Financial Officer, priceline.com Incorporated adopted a stock option and restricted stock plan that authorized the issuance of 1,200,000 shares of common stock. All such shares were issued.

         As part of the employee retention program an aggregate of 8.45 million options to purchase Common Stock were returned to the Company by certain of its officers in the fourth quarter 2000. Additionally, as part of the employee retention program during the fourth quarter of 2000, the Company issued approximately 9.8 million options to purchase shares to employees of Common Stock at the then fair market value of $2.53 per share.

         Diluted shares outstanding and diluted earnings per share normally include the effect of "in-the-money" stock options and warrants calculated based on the average share price of our stock during the measurement period. As the Company's stock price increases, there is a greater number of stock options and warrants that have intrinsic value and that have the effect of increasing the number of diluted shares outstanding. The table below shows the number of diluted shares that would be used to calculate diluted earnings per share based upon different hypothetical stock prices.

                                                                    Employee              Proceeds        Hypothetical
                                                     Employee   Options as a % of           To             Impact on
 Stock Price    Diluted Shares(1)   Warrants(2)     Options(3)  Diluted Shares(4)        Company(5)      FY 2002 EPS(6)
--------------  -----------------   -----------     ----------  -----------------       ------------     --------------
   $ 1.00        225,960,981                 -       1,249,761          0.6%            $  1,001,803                -
     1.50        227,675,483                 -       2,382,898          1.0%               2,382,898                -
     2.00        228,689,597                 -       3,978,377          1.7%               3,314,082                -
     2.50        229,538,785                 -       4,827,565          2.1%               4,422,518                -
     3.00        231,059,729            47,262       6,301,247          2.7%               7,433,858                -
     3.50        232,997,788           688,682       7,597,886          3.3%              10,267,224                -
     4.00        234,470,786         1,169,747       8,589,819          3.7%              12,456,739                -
     4.50        235,844,387         1,543,908       9,589,259          4.1%              15,117,602                -
     5.00        237,372,026         2,106,206      10,554,600          4.4%              17,950,019                -
     5.50        238,951,080         2,752,205      11,487,655          4.8%              20,998,085                -

(1) Diluted shares are determined under the same calculation required by Statement of Financial Accounting Standards No. 128 (SFAS 128) which requires that we report both Basic and Diluted Earnings Per Share (EPS). Basic EPS reports earnings as if no stock options or warrants are outstanding. Diluted EPS reports earnings assuming all outstanding in-the-money options and warrants are exercised and that all exercise proceeds and tax benefits are used to repurchase shares at the market price of our stock. This calculation of Diluted shares is typically referred to as the "treasury stock method".
(2) Values represent the number of warrants that are included in the calculation of diluted shares pursuant to the treasury stock method.
(3) Values represent the net number of employee options that are included in the calculation of diluted shares pursuant to the treasury stock method.
(4) Equals employee options (as described in footnote 3 above) divided by Diluted Shares (as described in footnote 1 above).
(5) Equals cash proceeds to be received by priceline.com upon employee exercise of stock options (i.e. strike price value of stock options).
(6) Shows the decrease, if any, in diluted EPS as a result of an increase in diluted shares caused by an increase in our stock price.

The following summarizes the transactions pursuant to the Stock Option Plans:

                                                                Weighted
                                                                Average       Option Price
                                                  Shares      Option Price       Range
                                               ---------------------------------------------
Balance at January 1, 2000 .................     27,024,740   $     13.93   $  0.80 - 139.25
Granted.....................................     30,964,852         28.64       1.53 - 95.94
Exercised...................................     (9,633,262)         1.46       0.80 - 67.63
Forfeited...................................     (5,451,326)        42.74      0.80 - 139.25
Cancelled...................................     (8,450,000)        52.85      25.63 - 76.88
                                               ------------   -----------   ----------------
Balance at December 31, 2000................     34,455,004   $     16.42   $  0.80 - 139.25
Granted.....................................     11,154,744          4.83     2.1562 - 10.00
Exercised...................................     (6,567,834)         1.57        0.80 - 8.00
Forfeited...................................     (4,135,195)        24.57      0.80 - 131.75
                                               ------------   -----------   ----------------
Balance at December 31, 2001................     34,906,719         14.43   $  0.80 - 139.25
Granted.....................................      1,944,000          2.88          1.32-6.32
Exercised...................................     (1,181,729)         2.68        0.80 - 5.11
Forfeited...................................     (6,110,332)        33.23       1.563-97.656
                                               ------------   -----------   ----------------
Balance at December 31, 2002................     29,558,658         10.25   $  0.80 - 139.25
                                               ============   ===========   ================

                                                   2002           2001            2000
Exercisable at December 31:                      23,460,951    21,591,328        14,346,038
                                               ============   ===========   ================

Available for grant at December 31(1):           13,090,010     9,107,488         4,922,037
                                               ============   ===========   ================
Weighted average fair value options granted
during the year ended December 31:             $       2.88   $      3.42   $         21.28
                                               ============   ===========   ================

(1) Includes 2.5 million shares pursuant to an individual plan that have been forfeited and are not available for grant.

The following table summarizes information about stock options outstanding at December 31, 2002:

                                            OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                            -----------------------------------------------  --------------------------------------
                                                Weighted
                                   Number        Average        Weighted              Number           Weighted
                               Outstanding as   Remaining        Average         Exercisable as of      Average
Range of Exercise Prices        of  12/31/02      Life       Exercise Price           12/31/02       Exercise Price
---------------------------------------------------------------------------  --------------------------------------
     $    0.80 - 0.93               6,388,208     5.6        $         0.80              6,388,208   $         0.80
          1.31 - 2.79               8,800,571     7.5                  2.45              7,180,943             2.46
         3.20 - 13.00               8,118,913     7.9                  5.43              4,797,851             5.49
       20.44 - 139.25               6,250,966     6.4                 37.14              5,093,949            37.64
                                   --------------------------------------------------------------------------------
     $  0.80 - 139.25              29,558,658     7.0        $        10.25             23,460,951   $        10.27
                                   ==========                                           ==========

         Had equity based compensation costs been determined based upon the fair value at grant date, the Company's pro forma net loss and pro forma net loss per share for the years ended December 31, 2002, 2001 and 2000 would have been reported as follows:

                                                                Reported      Pro-Forma
                                                                ------------------------
         2002
         -------------------------------------------------
         Net loss                                               $  19,184     $  132,210
         Net loss applicable to common stockholders                21,528        134,554
         Basic and diluted loss per common share                     0.09           0.59

         2001
         -------------------------------------------------
         Net loss                                               $   7,303     $  146,335
         Net loss applicable to common stockholders                15,866        154,898
         Basic and diluted loss per common share                     0.08           0.76

         2000
         -------------------------------------------------
         Net loss                                               $ 315,145     $  392,541
         Net loss applicable to common stockholders               329,527        406,923
         Basic and diluted loss per common share                     1.97           2.44

         The fair value of stock options granted was determined on the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

                                          2002         2001       2000
                                         -------      -------    -------
         Risk-free interest rate             2.8%         4.0%       6.1%
         Expected lives                  3 years      3 years    3 years

         Volatility                           99%         127%       141%

15.      TAXES

         Income Taxes - The Company, since converting from a limited liability company to a corporation in July, 1998, has incurred cumulative net operating losses for financial accounting purposes and accordingly, no provision for income taxes is reflected in the accompanying statements of operations.

         The tax effects of temporary differences that give rise to significant portions of deferred tax assets at December 31, 2002 and 2001 are as follows (in thousands):

                                                               2002               2001
                                                           -------------     --------------
     Net operating loss carryforward - U.S.                $   1,211,063     $    1,214,614
     Net operating loss carryforward - U.K.                        3,002                  -
     Capital loss carryforward                                    78,709             76,761
     Depreciation                                                  1,000                504
     Warrant costs                                                   607                607
     Restructuring costs                                           3,702              5,332
     Start-up costs                                                  249                908
     Impairment of receivable                                      4,869                  -
     Other                                                           774                226
     Less valuation allowance                                 (1,303,975)        (1,298,952)
                                                           -------------     --------------
     Deferred tax asset, net                               $           -     $            -
                                                           =============     ==============

         A valuation allowance for the full amount of the net deferred tax asset was recorded at December 31, 2002 and 2001 and represents the portion of tax operating loss carryforwards and other items for which it is more likely than not that the benefit of such items will not be realized. Such valuation allowance increased by approximately $5 million for the year ended December 31, 2002 and increased by approximately $2 million for the year ended December 31, 2001.

         At December 31, 2002 the Company had approximately $3 billion of net operating loss carryforwards for income tax purposes expiring from December 31, 2018 to December 31, 2021 which are subject to limitation on future utilization under Section 382 of the Internal Revenue Code of 1986. Section 382 imposes limitations on the availability of a company's net operating losses after a more than 50 percentage point ownership change occurs. As a result of the completion and revision of a detailed and complex study (the "NOL Study"), it was determined that ownership changes occurred in 2000 and 2002. The amount of the Company's net operating losses incurred prior to each ownership change is limited (the "Loss Limitation") based on the value of the Company on the respective dates of ownership change. It is estimated that the effect of Section 382 will reduce the amount of net operating loss which is available to offset future taxable income to approximately $69 million annually. The estimate of the annual Loss Limitation is based upon certain conclusions in the NOL Study pertaining to the dates of the ownership changes and the value of the Company on the dates of the ownership changes. The overall determination of the Loss Limitation and conclusions contained in the NOL Study are subject to interpretation, and therefore, the annual Loss Limitation could be subject to change.

         At December 31, 2002, the Company had approximately $197 million of capital loss carryforwards, which expire from December 31, 2005 to December 31, 2007. At December 31, 2002, the Company also had approximately $1.4 million of research credit carryforwards. Such credit carryforwards expire from December 31, 2019 to December 31, 2020. These capital loss and research credit carryforwards are also subject to annual limitation.

Approximately $737 million of the Company's tax net operating loss at December 31, 2002 relates to the exercise of stock options which have been granted under the Company's various stock option plans and gives rise to compensation which is includable in the taxable income of the applicable employees and deductible by the Company for federal and state income tax purposes. Additionally, approximately $1.06 billion of the Company's tax net operating loss relates to the excess of tax deductions from the exercise of certain stock warrants granted by the Company in excess of the associated warrant costs recorded for financial accounting purposes. Finally, the Company recorded $6.8 million of costs for financial reporting purposes in excess of the amount deductible for tax purposes relating to the accelerated vesting of restricted stock held by certain employees of the Company.

         The company has available for income tax purposes the following net operating loss, capital loss, and tax credit carryforwards (in thousands).

SCHEDULED         US          FOREIGN          EQUITY                          CAPITAL LOSS     RESEARCH
TO EXPIRE:    OPERATIONS     OPERATIONS   TRANSACTIONS(1)      TOTAL           CARRYFORWARD      CREDIT
    N/A(2)                    $ 10,005                      $    10,005
      2005                                                                      $ 191,559
      2006                                                                            946
      2007                                                                          4,886
      2018    $    14,051                                        14,051
      2019      1,125,534                   $ 1,151,682       2,277,216                         $    663
      2020         99,859                       591,902         691,761                              714
      2021         10,492                        43,628          54,120
          ----------------------------------------------------------------------------------------------
              $ 1,249,936     $ 10,005      $ 1,787,212     $ 3,047,153         $ 197,391       $  1,377
          ==============================================================================================

(1) Tax benefit, if and when realized, will be recorded directly to Additional Paid-In Capital.
(2)  Loss carryforward period in UK is indefinite.

         The effective income tax rate of the Company is different from the amount computed using applicable statutory federal rates as a result of the following items (in thousands):

                                                     2002            2001              2000
                                                  -----------    -------------     ------------
Income tax benefit at federal statutory rate      $     6,714    $       2,556     $    110,301
Adjustment due to:
  State taxes and other                                  (151)             103           20,125
Goodwill Impairment                                    (4,206)               -                -
Foreign Rate Differential                                (500)               -                -
  Increase in valuation allowance                      (1,857)          (2,659)        (130,426)
                                                  -----------    -------------     ------------
Income tax benefit                                $         -    $           -     $          -
                                                  ===========    =============     ============

16.      COMMITMENTS AND CONTINGENCIES

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

         All of these cases have been assigned to Judge Dominick J. Squatrito. On September 12, 2001, Judge Squatrito ordered that these cases be consolidated under the Master File No. 3:00cv1884 (DJS), and he designated lead plaintiffs and lead plaintiffs' counsel. On October 29, 2001, plaintiffs served a Consolidated Amended Complaint. On February 5, 2002, Amerindo Investment Advisors, Inc., who is one of the lead plaintiffs in the consolidated action, made a motion for leave to withdraw as lead plaintiff. The court has yet to rule on that motion. On February 28, 2002, the Company filed a motion to dismiss the Consolidated Amended Complaint. That motion has been fully briefed. The Court has yet to rule on that motion. On July 26 and August 1, 2002, the Court issued scheduling orders concerning pretrial proceedings. The Company intends to defend vigorously against this action.

         In addition, the Company has been served with a complaint that purports to be a shareholder derivative action against its Board of Directors and certain of its current and former executive officers, as well as the Company (as a nominal defendant). The complaint alleges breach of fiduciary duty and waste of corporate assets. The action is captioned Mark Zimmerman v. Richard Braddock, J. Walker, D. Schulman, P. Allaire, R. Bahna, P. Blackney, W. Ford, M. Loeb, N. Nicholas, N. Peretsman, and priceline.com Incorporated 18473-NC (Court of Chancery of Delaware, County of New Castle, State of Delaware). On February 6, 2001, all defendants moved to dismiss the complaint for failure to make a demand upon the Board of Directors and failure to state a cause of action upon which relief can be granted. Pursuant to a stipulation by the parties, an amended complaint was filed on June 21, 2001. Defendants renewed their motion to dismiss on August 20, 2001, and plaintiff served his opposition to that motion on October 26, 2001. Defendants filed their reply brief on January 7, 2002. On December 20, 2002, the Court granted Defendants' motion without prejudice. Plaintiffs have until March 27, 2003, to file an amended complaint. The Company intends to defend vigorously against this action.

         On March 16, March 26, April 27, and June 5, 2001, respectively, four putative class action complaints were filed in the U.S. District Court for the Southern District of New York naming priceline.com, Inc., Richard S. Braddock, Jay Walker, Paul Francis, Morgan Stanley Dean Witter & Co., Merrill Lynch, Pierce, Fenner & Smith, Inc., BancBoston Robertson Stephens, Inc. and Salomon Smith Barney, Inc. as defendants (01 Civ. 2261, 01 Civ. 2576, 01 Civ. 3590 and 01 Civ. 4956). Shives ET AL. v. Bank of America Securities LLC ET AL., 01 Civ. 4956, also names other defendants and states claims unrelated to the Company. The complaints allege, among other things, that priceline.com and the individual defendants named in the complaints violated the federal securities laws by issuing and selling priceline.com common stock in priceline.com's March 1999 initial public offering without disclosing to investors that some of the underwriters in the offering, including the lead underwriters, had allegedly solicited and received excessive and undisclosed commissions from certain investors. By Orders of Judge Mukasey and Judge Scheindlin dated August 8, 2001, these cases were consolidated for pre-trial purposes with hundreds of other cases, which contain allegations concerning the allocation of shares in the initial public offerings of companies other than priceline.com, Inc. By Order of Judge Scheindlin dated August 14, 2001, the following cases were consolidated for all purposes: 01 Civ. 2261; 01 Civ. 2576; and 01 Civ. 3590. On April 19, 2002, plaintiffs filed a Consolidated Amended Class Action Complaint in these cases. This Consolidated Amended Class Action Complaint makes similar allegations to those described above but with respect to both the Company's March 1999 initial public offering and the Company's August 1999 second public offering of common stock. The named defendants are priceline.com, Inc., Richard
S. Braddock, Jay S. Walker, Paul E. Francis, Nancy B. Peretsman, Timothy G. Brier, Morgan Stanley Dean Witter & Co., Goldman Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith, Inc., Robertson Stephens, Inc. (as successor-in-interest to BancBoston), Credit Suisse First Boston Corp. (as successor-in-interest to Donaldson Lufkin & Jenrette Securities Corp.), Allen & Co., Inc. and Salomon Smith Barney, Inc. Priceline, Richard Braddock, Jay Walker, Paul Francis, Nancy Peretsman, and Timothy Brier, together with other issuer defendants in the consolidated litigation, filed a joint motion to dismiss on July 15, 2002. On November 18, 2002, the cases against the individual defendants were dismissed without prejudice and without costs. In addition, counsel for plaintiffs and the individual defendants executed Reservation of Rights and Tolling Agreements, which toll the statutes of limitations on plaintiffs' claims against those individuals. On February 19, 2003, Judge Scheindlin issued an Opinion and Order granting in part and denying in part that motion. None of the claims against the Company were dismissed. The Company intends to defend vigorously against these actions.

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

         Worldspan, L.P. Agreement - On October 1, 2001, the Company entered into a long-term worldwide technology agreement with Worldspan, L.P., pursuant to which Worldspan, L.P. acts as the Company's preferred global distribution system and provides it with product development resources.

         Employment Contracts - The Company has employment agreements with certain members of senior management that provide for minimum annual compensation of approximately $3.5 million in the aggregate. In some instances, the agreements provide for periods of employment of up to three years. Generally, the agreements provide for aggregated salary payments of up to $3.9 million, accelerated vesting of stock options upon, among other things, death or a termination other than for "cause" or "good reason", as those terms are defined in the agreement, and a gross-up for the payment of parachute excise taxes.

         Europe Acquisition - Certain investors in priceline.com Europe Holdings, N. V., including certain affiliates of General Atlantic Partners, LLC, have the right to put their shares of priceline.com Europe Holdings, N.V. to priceline.com Incorporated, at fair market value, in the event of a change in control, as defined, of priceline.com Incorporated. These investors own 45,539,999 shares of priceline.com Europe Holdings, N. V.

         Uncertainty Regarding State Taxes - The Company files tax returns in such states as required by law based on principles applicable to traditional businesses. In addition, the Company pays sales and other taxes to suppliers on its purchases of travel services sold through the priceline.com service. In certain cases, where appropriate, the Company remits taxes directly to the tax authorities. The Company believes that this practice is consistent with the tax laws of all jurisdictions. However, one or more states could seek to impose additional income tax obligations, sales tax collection obligations, or other tax obligations on companies, such as ours, which engage in or facilitate online commerce. A number of proposals have been made at state and local levels that could impose such taxes on the sale of products and services through the Internet or the income derived from such sales. To the extent that any tax authority succeeds in asserting that a tax collection responsibility applies to transactions conducted through the priceline.com service, the Company might have additional tax exposure. Such actions could have a material adverse effect on our business, results of operations and financial condition. The Company will continue to assess the risks of any potential financial impact, and to the extent appropriate, it will reserve for those contingencies.

         Operating Leases - The Company leases certain facilities and equipment through operating leases. Rental expense for operating leases was approximately $2.5 million, $2.4 million and $2.5 million for the years ended December 31, 2002, 2001, and 2000, respectively. The Company's executive, administrative, operating offices and network operations center are located in approximately 92,000 square feet of leased office space located in Norwalk, Connecticut. The Company's call center is located in approximately 12,000 square feet of leased office and warehouse space located in Columbus, Ohio. In addition, the Company leases approximately 47,000 square feet in another location in Wilton, Connecticut that is partially unoccupied. Of this space, approximately 11,000 square feet is being sublet. The Company intends to vacate this space in April 2003 in accordance with the terms of the lease. The Company also has a lease for approximately 2,500 square feet of office space in New York City. Priceline.com europe Ltd. leases 290 square feet of office space in Staines, England. The Company does not own any real estate as of March 17, 2003. Minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year are as follows (in thousands):

                                     Years ended December 31,
                                                             After
       2003        2004        2005     2006       2007       2007      Total
     -------     -------     -------   -------    -------    -------   --------
     $ 2,814     $ 2,490     $ 2,477   $ 2,462    $ 2,373    $ 8,338   $ 20,954

17.      BENEFIT PLAN

         Priceline.com adopted a defined contribution 401(k) savings plan (the "Plan") during 1998 covering all employees who are at least 21 years old and have completed 6 months of service. The Plan allows eligible employees to contribute up to 20% of their eligible earnings, subject to a statutorily prescribed annual limit. The Company may make matching contributions on a discretionary basis to the Plan. All participants are fully vested in their contributions and investment earnings. During the three years ended December 31, 2002, the Company did not make any matching contributions to the Plan.

18.      OTHER RELATED PARTY TRANSACTIONS/DUE FROM EMPLOYEES

         During the years ended December 31, 2000 and 1999, Walker Digital provided the Company with a variety of services including subleasing office facilities to the Company. Charges to the Company for such services aggregated approximately $1.4 million and $706,000, respectively. In addition, the Company charged Walker Digital $1.8 million for the year ended December 31, 1999, for certain reimbursable services, including legal and accounting services and IT infrastructure. Such amounts have been offset against general and administrative expenses in the accompanying statements of operations.

         At December 31, 1999 the Company had loan receivables from officers aggregating approximately $9.3 million ($6.0 from Dan Schulman and $3.3 million from Rick Braddock). During 2000, as part of their employment agreements, the Company made loans of $3 million to Heidi Miller and $2 million to Jeff Boyd. The Company made an additional loan to Dan Schulman of $3 million in 2000. The loans all bore interest and were not contingent upon the employees exercising their options to purchase Common Stock. Subject to certain prepayment obligations and to forgiveness in the event of certain changes of control, death, or termination without cause, pursuant to the terms of these loans, accrued interest and principal were payable after five years, but were forgivable under certain circumstances. The Company expensed the forgiveness portion of the loans.

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

19.      SUBSEQUENT EVENTS

         On March 18, 2003, the Company announced that Lowestfare.com, its wholly-owned subsidiary, had entered into a distribution agreement with Travelweb LLC. Travelweb LLC is a full-service automated hotel distribution network owned by Marriott, Hilton, Hyatt, Six Continents, Starwood Hotels and Pegasus Solutions. Under the terms of the agreement, Travelweb LLC will become the exclusive provider of published-price, net rate inventory in the U.S. and Canada that will be available on both Lowestfare.com and on priceline.com. In connection with the distribution agreement, the Company made an $8.5 million investment in Travelweb LLC, in the form of approximately 15% of the equity of Travelweb LLC and Jeffery H. Boyd, the Company's President and Chief Executive Officer, will become a member of Travelweb LLC's Board of Directors.

         On March 20, 2003, the Company announced that, in connection with the renewal of a marketing agreement with Marriott International, Inc., it issued Marriott five million warrants to purchase shares of the Company's common stock. The warrants, which are not transferable, are fully vested and will be exercisable no earlier than three years from the date of issuance (subject to certain limited exceptions in the event of a reorganization, recapitalization, merger or consolidation involving priceline.com). The exercise price of the warrants will be the closing price of the Company's common stock at a pre-determined date in the future. In connection with the issuance of the warrants, the Company will record a charge in the first quarter of 2003 of approximately $0.03 to $0.04 per share.

20.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following table sets forth certain key interim financial information for the years ended December 31, 2002 and 2001:

                                                                FIRST         SECOND          THIRD         FOURTH
                                                               QUARTER        QUARTER        QUARTER        QUARTER
                                                             --------------------------------------------------------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
2002:
Revenues:
  Travel .................................................   $   259,899    $   302,882    $   238,121    $   195,913
  Other ..................................................         1,986          1,574          1,843          1,388
                                                             --------------------------------------------------------
Total revenues ...........................................       261,885        304,456        239,964        197,301

Cost of revenues:
  Travel .................................................       219,511        255,972        201,949        166,710
  Other ..................................................           381            336            274            107
                                                             --------------------------------------------------------
Total costs of revenues ..................................       219,892        256,308        202,223        166,817
                                                             --------------------------------------------------------
Gross profit .............................................        41,993         48,148         37,741         30,484
                                                             --------------------------------------------------------

Operating expenses:
  Sales and marketing ....................................        20,791         24,590         20,794         16,566
  General and administrative .............................         6,740          7,804          7,459          7,270
  Stock based compensation ...............................           250            250            250            250
  Systems and business development .......................        10,533         10,520         10,138          9,773

  Special charge (reversal) ..............................             -           (200)             -              -
  Restructuring charge (reversal) ........................          (824)             -            (92)         4,654
  Severance charge (reversal) ............................             -            (55)             -              -
  Impairment charge ......................................             -              -         24,229              -
                                                             --------------------------------------------------------
  Total operating expenses ...............................        37,490         42,909         62,778         38,513
                                                             --------------------------------------------------------

Operating income (loss) ..................................         4,503          5,239        (25,037)        (8,029)
Other income .............................................         1,238          1,070          1,214            618
                                                             --------------------------------------------------------

Net income (loss) ........................................         5,741          6,309        (23,823)        (7,411)
                                                             --------------------------------------------------------
Preferred stock dividend .................................        (1,854)             -           (490)             -
                                                             --------------------------------------------------------

Net income (loss) applicable to common stockholders ......   $     3,887    $     6,309    $   (24,313)   $    (7,411)
                                                             ========================================================

Net income (loss) applicable to common stockholders per
basic share ..............................................   $      0.02    $      0.03    $     (0.11)   $     (0.03)
                                                             ========================================================

Weighted average number of basic common shares outstanding       227,503        229,679        227,273        224,709
                                                             ========================================================

Net income (loss) applicable to common stockholders per
diluted share ............................................   $      0.02    $      0.03    $     (0.11)   $     (0.03)
                                                             ========================================================

Weighted average number of diluted common shares
outstanding ..............................................       239,970        239,502        227,273        224,709
                                                             ========================================================

                                                        FIRST        SECOND      THIRD       FOURTH
                                                       QUARTER      QUARTER     QUARTER     QUARTER
                                                      -----------------------------------------------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
2001:
Revenues:
  Travel ..........................................   $  267,020   $  362,492 $  299,793   $  232,918
  Other ...........................................        2,684        2,264      2,196        2,386
                                                      -----------------------------------------------
Total revenues ....................................      269,704      364,756    301,989      235,304

Cost of revenues:
  Travel ..........................................      225,496      303,979    250,952      195,608
  Other ...........................................        1,093          671        605          443
                                                      -----------------------------------------------
Total costs of revenues ...........................      226,589      304,650    251,557      196,051
                                                      -----------------------------------------------
Gross profit ......................................       43,115       60,106     50,432       39,253
                                                      -----------------------------------------------

Operating expenses:
  Sales and marketing .............................       30,623       32,818     30,010       21,915
  General and administrative ......................        9,427        7,844      6,366        5,931
  Stock based compensation ........................        5,157        3,140      1,015        7,196
  Systems and business development ................       11,112        9,892     10,160       10,129
  Special charge (reversal) .......................            -            -          -       (1,218)
  Restructuring charge (reversal) .................        1,400            -          -       (1,536)
  Severance charge ................................            -        5,412          -            -
                                                      -----------------------------------------------
  Total operating expenses ........................       57,719       59,106     47,551       42,417
                                                      -----------------------------------------------

Operating (loss) income ...........................      (14,604)       1,000      2,881       (3,164)
Other income ......................................          830        1,816      2,096        1,842
                                                      -----------------------------------------------

Net (loss) income .................................      (13,774)       2,816      4,977       (1,322)
Preferred stock dividend ..........................            -            -     (8,563)           -
                                                      -----------------------------------------------

Net (loss) income applicable to common stockholders   $  (13,774)  $    2,816 $   (3,586)  $   (1,322)
                                                      ===============================================

Net (loss) income applicable to common stockholders
per basic share ...................................   $    (0.07)  $     0.01 $    (0.02)  $    (0.01)
                                                      ===============================================

Weighted average number of basic common shares
outstanding .......................................      188,589      196,581    216,132      223,042
                                                      ===============================================

Net (loss) income applicable to common stockholders
per diluted share .................................   $    (0.07)  $     0.01 $    (0.02)  $    (0.01)
                                                      ===============================================

Weighted average number of diluted common shares
outstanding .......................................      188,589      220,021    216,132      223,042
                                                      ===============================================

                                INDEX TO EXHIBITS

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

  10.16(a)      Form of Participation Warrant Agreement.
  10.17.1(a)+   Participation Warrant Agreement, dated as of December 31,
                1998.
  10.17.2(a)+   Amendment No. 1, dated as of February 4, 1999, to Warrant
                Participation Agreement, dated as of December 31, 1998.
  10.17.3(a)+   Amendment No. 2, dated as of March 3, 1999, to
                Participation Warrant Agreement, dated as of December 31,
                1998, as previously amended to Amendment No. 1 to Warrant
                Participation Agreement, dated as of February 4, 1999.
  10.18(c)      Employment Agreement, dated as of June 14, 1999, between
                the Registrant and Daniel H. Schulman.
  10.19.1(c)    Airline Participation Agreement, dated July 16, 1999,
                between the Registrant and Continental Airlines, Inc.
  10.19.2(c)    Participation Warrant Agreement, dated July 16, 1999,
                between the Registrant and Continental Airlines, Inc.
  10.19.3(e)    First Amendment to Participation Warrant Agreement, dated
                as of November 17, 1999, by and between the Registrant
                and Continental Airlines, Inc.
  10.19.4+      Participation Warrant Agreement, dated November 17, 1999,
                between the Registrant and Continental Airlines, Inc.
  10.20(d)      License Agreement, dated July 20, 1999 between Walker
                Digital Corporation and the Registrant.
  10.21(e)      Sublease, dated October 1999, between Oxford Health
                Plans, Inc., as Sub-Landlord, and the Registrant, as
                Sub-Tenant, and Agreement of Lease, dated June 16, 1993,
                as amended, between Prudential Insurance Company of
                America, as Landlord, and Oxford Health Plans, Inc., as
                Tenant.
  10.22.1(e)    Securityholders' Agreement, dated as of October 26, 1999,
                among the Registrant, Priceline WebHouse Club, Inc.,
                Walker Digital, LLC and the Investors signatory thereto.
  10.22.2+      Intellectual Property License Agreement, dated as of
                October 26, 1999, between the Registrant and Priceline
                WebHouse Club, Inc.
  10.22.3+      Marketing and Technical Services Agreement, dated as of
                October 26, 1999, between the Registrant and Priceline
                WebHouse Club, Inc.
  10.22.4+      Warrant Agreement, dated as of October 26, 1999, between
                the Registrant and Priceline WebHouse Club, Inc.
  10.22.5+      Services Agreement, dated as of October 26, 1999, between
                the Registrant and Priceline WebHouse Club, Inc.
  10.23.1+      Airline Participation Agreement, dated as of November 15,
                1999, by and between the Registrant and United Air Lines,
                Inc.
  10.23.2+      Participation Warrant Agreement, dated as of November 15,
                1999, by and between the Registrant and United Air Lines,
                Inc.
  10.24.1+      Airline Participation Agreement, dated as of November 17,
                1999, by and between the Registrant and US Airways, Inc.
  10.24.2+      Participation Warrant Agreement, dated as of November 17,
                1999, by and between the Registrant and US Airways, Inc.
  10.25.1+      Airline Participation Agreement, dated as of November 17,
                1999, by and between the Registrant and American
                Airlines, Inc.
  10.25.2+      Participation Warrant Agreement, dated as of November 17,
                1999, by and between the Registrant and American
                Airlines, Inc.
  10.26+        Participation Warrant Agreement, dated as of November 17,
                1999, by and between the Registrant and Trans World
                Airlines, Inc.
  10.27+        Participation Warrant Agreement, dated as of November 17,
                1999, by and between the Registrant and Northwest
                Airlines, Inc.
  10.28+        Participation Warrant Agreement, dated as of November 17,
                1999, by and between the Registrant and America West
                Airlines
  10.29(e)      Continuing Employment Agreement, dated as of December 16,
                1999, between the Registrant and Melissa M. Taub.
  10.30(f)      Employment Agreement, dated December 3, 1999, between the
                Registrant and Michael McCadden.
  10.31(f)      Employment Agreement, dated December 30, 1999 between the
                Registrant and Jeffery H. Boyd.
  10.32(f)      Employment Agreement, dated February 18, 2000, between
                the Registrant and Heidi G. Miller.
  10.33(f)      Promissory Note, dated February 10, 2000 between Jeffery
                H. Boyd and the Registrant.
  10.34(f)      Amendment to Promissory Note, dated March 28, 2000,
                between Jeffery H. Boyd and the Registrant.
  10.35(f)      Promissory Note, dated March 7, 2000, between Heidi G.
                Miller and the Registrant.
  10.36(f)      Stock Option Agreement, dated February 18, 2000, by and
                between the Registrant and Heidi G. Miller.
  10.37(f)      Amendment to Promissory Note, dated March 28, 2000,
                between Daniel H. Schulman and the Registrant.
  10.38(f)      Amendment Number One to the Priceline.com Incorporated
                1999 Omnibus Plan.
  10.39(f)+     Formation and Funding Agreement, dated as of March 17,
                2000, by and between the Registrant and Alliance
                Partners, L.P.

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

  10.48(h)      Second Amended and Restate Promissory Note, dated August
                21, 2000, between priceline.com Incorporated and Jeffery
                H. Boyd.
  10.49(h)      Amendment to Offer Letter, dated August 21, 2000, between
                priceline.com Incorporated and Jeffery H. Boyd.
  10.50(h)      Second Amended and Restated Promissory Note, dated August
                21, 2000, between priceline.com Incorporated and Daniel
                H. Schulman.
  10.51(h)      Amendment to Employment Agreement, dated August 21, 2000,
                between priceline.com Incorporated and Daniel H.
                Schulman.
  10.52(i)      Certificate of Designation, Preferences and Rights of
                Series B Redeemable Preferred Stock of priceline.com
                Incorporated.
  10.53(i)      Warrant Agreement, dated February 6, 2001, by and between
                priceline.com Incorporated and Delta Air Lines, Inc.
  10.54(i)      Stockholder Agreement, dated February 6, 2001, between
                priceline.com Incorporated and Delta Air Lines, Inc.
  10.55(j)      Priceline.com 2000 Employee Stock Option Plan.
  10.56(j)      Employment Agreement, dated November 20, 2000, between
                priceline.com Incorporated and Robert Mylod.
  10.57(k)      Stock Purchase Agreement, dated as of February 15, 2001,
                among priceline.com Incorporated, Prime Pro Group Limited
                and Forthcoming Era Limited.
  10.58(k)      Registration Rights Agreement, dated as of February 15,
                2001, among priceline.com Incorporated, Prime Pro Group
                Limited and Forthcoming Era Limited.
  10.59(l)      Amended and Restated Employment Agreement, dated December
                20, 2000, by and between priceline.com Incorporated and
                Daniel H. Schulman.
  10.60(l)      Promissory Note, dated July 2, 1999, by and between
                priceline.com Incorporated and Daniel H. Schulman
  10.61(l)      Amended and Restated Employment Agreement, dated November
                20, 2000, by and between priceline.com Incorporated and
                Jeffery H. Boyd.
  10.62(l)      Stock Option and Restricted Stock Agreement, dated
                November 20, 2000, by and between priceline.com Incorporated and Robert Mylod.
  10.63(l)      Employment Agreement, dated November 20, 2000, by and
                between priceline.com Incorporated and W. Michael
                McCadden.
  10.64(l)      Employment Agreement, dated December 20, 2000, by and
                between priceline.com Incorporated and Ronald Rose.
  10.65(l)      Amended Participation Warrant Agreement, dated November
                2, 2000, by and between priceline.com Incorporated and
                Delta Air Lines, Inc.
  10.66(m)      Employment Letter, dated February 9, 2001, by and between
                priceline.com Incorporated and Peter J. Millones
  10.67(n)      Stockholders' Agreement by and among priceline.com
                Incorporated, Prime Pro Group Limited, Forthcoming Era
                Limited, Potton Resources Limited and Ultimate Pioneer
                Limited, dated as of June 5, 2001.
  10.68(o)      Priceline.com 1999 Omnibus Plan, as amended.
  10.69(p)      Amendment to Employment Agreement, dated June 15, 2001,
                by and between priceline.com and Robert Mylod,
  10.70(q)      Amendment to Amended & Restated Employment Agreement,
                dated December 10, 2001 by and between priceline.com
                Incorporated and Jeffery Boyd.
  10.71+(q)     Subscriber Entity Agreement, dated October 1, 2001, by
                and between Worldspan, L.P. and priceline.com
                Incorporated.

  10.72+(q)     Amendment to the Worldspan, L.P. Subscriber Agreement,
                dated October 1, 2001, by and between Worldspan, L.P. and
                priceline.com Incorporated.
  10.73(q)      Employment Letter Agreement, dated January 2, 2002, by
                and between priceline.com Incorporated and Brett Keller.
  10.74(r)      Employment Agreement, dated August 22, 2002, by and
                between priceline.com Incorporated and Mitch Truwit.
  23.1          Consent of Deloitte & Touche LLP.
  99.1(s)       Certification of Jeffery H. Boyd, pursuant to Section 906
                of the Sarbanes-Oxley Act of 2002 (Subsections (a) and
                (b) of Section 1350, Chapter 63 of Title 18, United
                States Code).
  99.2(s)       Certification of Robert J. Mylod, pursuant to Section 906
                of the Sarbanes-Oxley Act of 2002 (Subsections (a) and
                (b) of Section 1350, Chapter 63 of Title 18, United
                States Code).

  (a) Previously filed as an exhibit to the Form S-1 (Registration No. 333-69657) filed in connection with priceline.com's initial public offering and incorporated herein by reference.
  (b) Previously filed as an exhibit to the Form 10-Q filed on May 17, 1999 and incorporated herein by reference.
  (c) Previously filed as an exhibit to the Form S-1 (Registration No. 333-83513) filed in connection with priceline.com's secondary public offering and incorporated herein by reference.
  (d) Previously filed as an exhibit to the Form 10-Q for the quarterly period ended September 30, 1999.
  (e) Previously filed as an exhibit to the Form 10-K for the year ended December 31, 1999.
  (f) Previously filed as an exhibit to the Form 10-Q for the quarterly period ended March 31, 2000.
  (g) Previously filed as an exhibit to the Form 10-Q for the quarterly period ended June 30, 2000.
  (h) Previously filed as an exhibit to the Form 10-Q for the quarterly period ended September 30, 2000.
  (i) Previously filed as an exhibit to the Form 8-K filed on February 8, 2001.
  (j) Previously filed as an exhibit to the Form S-8 (Registration No. 333-55578) filed on February 14, 2001.
  (k) Previously filed as an exhibit to the Form 8-K filed on February 20, 2001.
  (l) Previously filed as an exhibit to the Form 10-K for the year ended December 31, 2000.
  (m) Previously filed as an exhibit to the Form 10-Q for the quarterly period ended March 31, 2001.
  (n) Previously filed as an exhibit to the Form 8-K filed on June 6, 2001.
  (o) Previously filed as an exhibit to the Form S-8 (Registration No. 333-65034) filed on July 13, 2001.
  (p) Previously filed as an exhibit to the Form 10-Q for the quarterly period ended June 30, 2001.
  (q) Previously filed as an exhibit to the Form 10-K for the year ended December 31, 2001.
  (r) Previously filed as an exhibit to the Form 10-Q for the quarterly period ended September 30, 2002.
  (s) This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.
   + Certain portions of this document have been omitted pursuant to a confidential treatment request.