Form 10-K/A
period 2002-12-31
PRICELINE COM INC
filed 2003-04-30
CIK 1075531

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 ---------------

                          FORM 10-K/A (Amendment No. 1)

           AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                 ---------------

       For the year ended: December 31, 2002 Commission File No.: 0-25581

                           priceline.com Incorporated
             (Exact name of Registrant as specified in its charter)

                    DELAWARE                                 06-1528493
 (State or other Jurisdiction of Incorporation)           (I.R.S. Employer
             800 CONNECTICUT AVENUE                      Identification No.)
              NORWALK, CONNECTICUT
    (Address of Principal Executive Offices)                    06854
                                                              (Zip Code)

       Registrant's telephone number, including area code: (203) 299-8000

                                 ---------------

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.008 per share

                                 ---------------

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

================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                   -----------

                                EXPLANATORY NOTE

     This amendment to priceline.com Incorporated's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the "priceline.com 10-K"), as filed by priceline.com on March 31, 2003, is being filed for the purpose of including the information required by Part III of Form 10-K (with the exception of Item 14 ("Controls and Procedures") and the disclosure required by Item 201(d) of Regulation S-K, each of which was included in the priceline.com 10-K), which is required to be filed with the Securities and Exchange Commission within 120 days after the end of priceline.com's fiscal year. Priceline.com's annual meeting of stockholders will be held on June 9, 2003 and not on May 22, 2003, as set forth in the priceline.com 10-K.

                                      INDEX

PART III

Item 10.      Directors and Executive Officers of the Registrant...................................................3
Item 11.      Executive Compensation...............................................................................7
Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters......17
Item 13.      Certain Relationships and Related Transactions......................................................19
Signatures........................................................................................................23
Certifications....................................................................................................25

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is biographical information for each Director of priceline.com Incorporated ("we" or "priceline.com" or the "Company").

     RICHARD S. BRADDOCK, age 61, has served as Chairman of the Board of Directors of priceline.com since August 1998 and was, most recently, Chief Executive Officer from May 2001 to November 2002. Mr. Braddock was also Chief Executive Officer of priceline.com from August 1998 to May 2000. In March 2003, Mr. Braddock joined Mid Ocean Partners, an independent equity firm, as a partner. From December 1997 to January 1999, he served as the non-executive Chairman of True North Communications, Inc., an advertising company. From September 1996 to August 1997, he served as a special advisor to General Atlantic Partners, LLC, a private equity investment firm. Mr. Braddock was a principal of Clayton, Dubilier & Rice, a private equity fund, from June 1994 through September 1995. He also served as Chief Executive Officer of Medco Containment Services during 1993. From 1973 to 1992, Mr. Braddock held a variety of positions at Citicorp and its principal subsidiary, Citibank, N.A., including President and Chief Operating Officer. Mr. Braddock also serves as a director of Eastman Kodak Company, an imaging products company; Cadbury Schweppes plc, a global beverage and confectionery manufacturer; MphasiS-BFL Limited; Lincoln Center for the Performing Arts; and Lennox Hill Hospital and is a trustee of the Cancer Research Institute.

     JEFFERY H. BOYD, age 46, has served as a Director of priceline.com since October 2001. Mr. Boyd has been President of priceline.com since May 2001 and Chief Executive Officer since November 2002. Mr. Boyd was President and Co-Chief Executive Officer from August 2002 to November 2002 and Chief Operating Officer from November 2000 to August 2002. He previously served as Executive Vice President, General Counsel and Secretary of priceline.com from January 2000 to October 2000. In 1995, Mr. Boyd joined Oxford Health Plans, Inc. as its Executive Vice President, General Counsel and Secretary, where he served in such capacities through December 1999.

     PAUL A. ALLAIRE, age 64, has served as a Director of priceline.com since February 1999. Mr. Allaire was Chief Executive Officer of Xerox Corporation, a company offering document processing services and products, from May 2000 to August 2001. Mr. Allaire had previously served as Chief Executive Officer of Xerox Corporation from 1990 to May 1999. Mr. Allaire retired as Chairman of the Board and as a director of Xerox Corporation in December 2001. Since 1991, he was the Chairman of the Board of Directors and the Chairman of the Executive Committee of Xerox Corporation. Mr. Allaire serves as a director of Lucent Technologies Inc., a global communications systems and software company; and Glaxo SmithKline, a healthcare company. Mr. Allaire is a member of the Business Council and is a member of the board of directors of the Council on Competitiveness and is Chairman of the Board of the Ford Foundation.

     RALPH M. BAHNA, age 60, has served as a Director of priceline.com since July 1998. Since 1992, Mr. Bahna has been the President of Masterworks Development Corp., a company he founded to develop an international group of hotels named Club Quarters(TM). Club Quarters are private, city-center facilities designed for the business travelers of cost conscious organizations. Since 1993, Mr. Bahna has served as the Chairman of Club Quarters(TM). From 1980 to 1989, Mr. Bahna served as the Chief Executive Officer of Cunard Lines, Ltd., and the Cunard Group of

Companies. Prior to Cunard, Mr. Bahna was employed by Trans World Airlines, Inc., where he developed and launched its highly successful Ambassador Service.

     HOWARD W. BARKER, JR., age 56, joined the priceline.com Board of Directors in January 2003. Mr. Barker was a partner of the auditing firm KPMG LLP from July, 1982 until September, 2002, when he retired. He is a member of the American Institute of Certified Public Accountants, the Connecticut Society of Certified Public Accountants and the Florida Institute of Certified Public Accountants. He was on the Board of Governors of the New York City Chapter of the Institute for Internal Auditors from 1985 to 1986 and is currently a member of the Presidents Club of Florida State University. He currently serves as Treasurer and member of the Board of Directors of Senior Services of Stamford and served as President and member of the Board of Directors of the Volunteer Center from 1990 to 1996 and member of the Board of Directors of the Darien United Way and Person to Person from 1997 to 1999 and 1998 to 2000, respectively.

     JEFFREY E. EPSTEIN, age 47, joined the priceline.com Board of Directors in April 2003. Mr. Epstein has been Senior Vice President and Chief Financial Officer of VNU's Media Measurement and Information (MMI) Group, whose businesses include Nielsen Media Research, since March 2002. Mr. Epstein is responsible for all financial functions of VNU's $1 billion MMI Group. MMI Group provides data, research and insight to the world's leading media companies through its businesses, which include Nielsen Media Research, Monitor Plus, SRDS, Scarborough (50%), IMS, MRP, Nielsen//NetRatings and Nielsen Entertainment. In addition to his financial responsibilities, Mr. Epstein is a member of the MMI Group Media Board and Entertainment Board, and is a member of the Board of Directors of NetRatings. From February 1998 to March 2002, Mr. Epstein held senior management positions with DoubleClick, including Chief
Financial Officer.

     PATRICIA L. FRANCY, age 57, joined the priceline.com Board of Directors since April 2003. Ms. Francy has been Treasurer & Controller of Columbia University since 1989. She has been affiliated with the University since 1968, and has served as Director of Finance and Director of Budget Operations. She has served on the boards of various University-affiliated not-for-profits, including Reid Hall in Paris, a junior year abroad program and advanced learning center. Ms. Francy is Director and Treasurer of Outward Bound USA, Expeditionary Learning Outward Bound, and Junior Achievement, Inc. She is Director and former Chair of the Women's Economic Round Table. Ms. Francy is also Director of the Siebert Financial Corporation, one of the nation's first retail discount brokerage firms.

     EDMOND TAK CHUEN IP, age 50, is Cheung Kong (Holdings) Limited's representative on priceline.com's Board of Directors, a position he has held since July 2001. Mr. Ip has been an Executive Director of Cheung Kong (Holdings) Limited since 1993. He is also Deputy Chairman of Cheung Kong Infrastructure Holdings Limited, and an Executive Director of CK Life Sciences Int'l., (Holdings) Inc. and a Non-executive Director of TOM.COM LIMITED. Mr. Ip sits on the board of directors of a number of publicly and privately held companies in Hong Kong. Cheung Kong (Holdings) Limited received the right to select a representative to serve as a member of priceline.com's Board of Directors in connection with Cheung Kong (Holdings) Limited's purchase of priceline.com common stock in July 2001.

     DOMINIC KAI MING LAI, age 49, is one of Hutchison Whampoa Limited's two representatives on priceline.com's Board of Directors, a position he has held since July 2001. Mr. Lai is an Executive Director of Hutchison Whampoa Limited and also the Deputy Chairman of Hutchison Harbour Ring Limited and a Director of Vanda Systems & Communications

Holdings Limited. Hutchison Whampoa Limited received the right to select a second representative to serve as a member of priceline.com's Board of Directors in connection with Hutchison Whampoa Limited's purchase of priceline.com common stock in July 2001.

     MARSHALL LOEB, age 73, has served as a Director of priceline.com since July 1998. He is a columnist for, and member of the Advisory Board of, CBS MarketWatch.com, an on-line financial news and analysis service. Mr. Loeb also is a broadcast commentator for the CBS Radio Network. From 1996 to 1999, Mr. Loeb was the Editor of the COLUMBIA JOURNALISM REVIEW. He served as the Managing Editor of Fortune magazine from 1986 to 1994 and as the Managing Editor of Money magazine from 1980 to 1984. He also has served as the Business Editor, Nation Editor and Economy Editor of TIME magazine. Mr. Loeb is a member of the Advisory Board of Bagehot Fellows Program at Columbia University. He is also the author of 14 books, most recently 52 WEEKS TO FINANCIAL FITNESS.

     N. J. NICHOLAS, JR., age 63, has served as a Director of priceline.com since July 1998. Mr. Nicholas is a private investor and from 1990 to 1992 was the co-Chief Executive Officer of Time Warner Inc. From 1986 to 1990, he was President of Time Inc. Mr. Nicholas also is a director of DB Capital Partners, an affiliate of Deutsche Bank; Boston Scientific Corporation, a developer, manufacturer and marketer of medical devices; and Xerox Corporation, a document processing company. He is also Chairman of the Advisory Board of the Columbia University Graduate School of Journalism.

     NANCY B. PERETSMAN, age 49, has served as a Director of priceline.com since February 1999. Since June 1995, she has been a Managing Director and Executive Vice President of Allen & Company LLC, an investment bank. Prior to joining Allen & Company LLC, Ms. Peretsman had been an investment banker since 1983 at Salomon Brothers Inc., where she was a Managing Director since 1990. Ms. Peretsman serves on the Board of Directors for Charter Communications and for several private companies in which Allen & Company LLC has an investment. She is Vice Chairman of the Board of The New School. Ms. Peretsman is a Trustee of the Institute of Advanced Study. Ms. Peretsman served for fourteen years on the Board of Trustees of Princeton University and is currently an Emerita Trustee.

     IAN F. WADE, age 63, is one of Hutchison Whampoa Limited's two representatives on priceline.com's Board of Directors, a position he has held since February 2001. Since March 1982, Mr. Wade has been Group Managing Director of Hutchison Whampoa Limited's A.S. Watson & Co., Limited. Mr. Wade sits on the boards of directors of a number of privately held companies and institutions, including the Board of the Community Chest of Hong Kong and the Hong Kong Red Cross Advisory Committee. Hutchison Whampoa Limited received the right to select a representative to serve as a member of priceline.com's Board of Directors in connection with Hutchison Whampoa Limited's purchase of priceline.com common stock in February 2001.

     William E. Ford retired as a member of the Board of Directors on January 24, 2003, after five years of service.

     Set forth below is biographical information for each executive officer of the Company (each an "executive officer"), other than executive officers who are Directors of the Company and whose biographical information is set forth above.

     THOMAS P. D'ANGELO, age 43, has been Senior Vice President, Finance and Controller of priceline.com since October 1997. From April 1993 to October 1997, he was Chief Financial Officer of Direct Travel, Inc., a corporate travel agency. Mr. D'Angelo has spent the last 23 years in the travel industry holding various financial management positions with travel management companies.

     BRETT KELLER, age 35, has been Chief Marketing Officer of priceline.com since January 2002. He previously served as Senior Vice President, Marketing of priceline.com and in other positions from February 1999 through December 2001. From 1997 to 1999, Mr. Keller served as Director of Online Travel at Cendant.

     PETER J. MILLONES, age 33, is the Executive Vice President, General Counsel and Corporate Secretary of priceline.com. Mr. Millones has been General Counsel and Corporate Secretary of priceline.com since January 2001. He previously served as Vice President and Associate General Counsel of priceline.com from March 2000 to January 2001. From September 1995 through March 2000, Mr. Millones was with the law firm of Latham & Watkins.

     ROBERT J. MYLOD JR., age 36, has been the Chief Financial Officer of priceline.com since November 2000. From May 2000 to October 2000, Mr. Mylod was acting Chief Financial Officer for WebHouse Club, Inc., a privately held e-commerce company and a licensee of priceline.com. From January 1999 to May 2000, Mr. Mylod held several different positions within priceline.com's finance department, including Senior Vice President, Finance. Prior to joining priceline.com, Mr. Mylod was a Principal at Stonington Partners, a private equity investment firm that manages over $1 billion of institutional capital dedicated to venture capital investments and leveraged buyouts. Mr. Mylod is on the board of directors of Alliance Capital Partners Inc. and Findwhat.com Inc., an Internet search engine.

     RONALD V. ROSE, age 51, has been the Chief Information Officer of priceline.com since March 1999. From September 1995 to March 1999, Mr. Rose served in various capacities with Standard & Poor's, a financial services company, including Chief Technology Officer of Retail Markets. While at Standard & Poor's, Mr. Rose led the development of many Internet initiatives within the Financial Information Services area and chaired the Internet Architecture Council.

     CHRISTOPHER L. SODER, age 43, has been Executive Vice President, Lodging and Vacation Products since July 2002. From February 2000 to July 2002, Mr. Soder was President of priceline.com's hotel service. Before joining priceline.com, Mr. Soder was Western Region Vice President, Business Markets, for AT&T, where he was responsible for the company's complete technology portfolio sales to over 20,000 business customers across a 10-state region.

     MITCHELL L. TRUWIT, age 34, has been priceline.com's Chief Operating Officer since July 2002. He joined the company in July 1999 as Senior Vice President, Corporate Development and was promoted to Executive Vice President, Operations, in November 2000. Before coming to priceline.com, Mr. Truwit was Director of Business Development for Oxford Health Plans. Before joining Oxford, Mr. Truwit was Executive Director of the Tennis and Baseball Foundations of Connecticut.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires our Directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of priceline.com common stock and other equity securities of the Company. Officers, Directors and greater than ten percent stockholders are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms they file.

     To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2002, our officers, directors and greater than ten percent beneficial owners complied with the Section 16(a) filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

     The following table shows compensation earned during fiscal 2000, 2001 and 2002 by each of the individuals who served as our Chief Executive Officer during fiscal 2002 and the next four most highly-compensated executive officers serving at the end of fiscal 2002. These people are referred to as the "named executive officers." Unless otherwise indicated, titles shown in the table are titles held as of December 31, 2002.

                           SUMMARY COMPENSATION TABLE

                                                                                    LONG-TERM
                                              ANNUAL COMPENSATION                 COMPENSATION
                                           -----------------------------   ----------------------------
                                                                                             NUMBER OF
                                                                            RESTRICTED       SECURITIES      ALL OTHER
                                                                              STOCK          UNDERLYING    COMPENSATION
NAME AND PRINCIPAL POSITION                YEAR    SALARY($)    BONUS($)   AWARDS($)(a)      OPTIONS(#)        ($)
--------------------------                 ----    ---------    --------   ------------      ----------    ------------
Jeffery H. Boyd, President                 2002      300,000          --             --         500,000              --
  and Chief Executive Officer........      2001      304,167          --             --       1,725,000              --
                                           2000      260,192          --      3,412,500         800,000(b)    2,131,200(c)

Richard S. Braddock, (d)                   2002           --          --             --              --              --
  Chairman...........................      2001           --          --             --         750,000(e)           --
                                           2000      262,500          --      1,148,400              --         293,582(f)

Robert J. Mylod Jr., (g)                   2002      300,000          --             --              --              --
  Chief Financial Officer............      2001      300,000          --             --         125,000              --
                                           2000      191,667          --      1,706,250         550,000              --

Ronald V. Rose, Chief                      2002      300,000          --             --              --              --
  Information Officer................      2001      300,000          --             --         125,000              --
                                           2000      247,564          --        765,600       1,250,000              --

Mitchell L. Truwit,                        2002      270,833          --             --         500,000              --
  Chief Operating Officer............      2001      250,000          --             --         250,000              --
                                           2000      230,208     250,000        487,500         690,000              --

Trey Urbahn, (h)                           2002      250,000          --             --         200,000(i)           --
  Chairman Travel Services Group.....      2001      250,000          --             --         250,000              --
                                           2000      240,000     250,000        487,500         760,000              --

    (a) Represents the dollar value of an award of restricted common stock, whether the award is vested or unvested, calculated by multiplying the closing market price of the Company's unrestricted common stock on the date of grant by the number of shares awarded. No dividends were paid on shares of restricted common stock and all shares of restricted stock reflected below vested in November 2001 in connection with the anticipated achievement of earnings performance targets established at the time of grant. As of December 31, 2002, there were no outstanding shares of restricted common stock.

    (b) The options granted to Mr. Boyd in 2000 were returned to the Company in the fourth quarter 2000.

    (c) Represents the forgiveness of principal and interest on a loan to Mr. Boyd.

    (d) Mr. Braddock, the Chairman of the Board of Directors, was Chief Executive Officer or Co-Chief Executive Officer until November 2002.

    (e) Represents options granted to Mr. Braddock in connection with his promotion to Chief Executive Officer in May 2001. The exercise price of the options was approximately 30% above the fair market value of priceline.com's common stock on the date of grant to Mr. Braddock.

    (f) Represents forgiveness of interest on a $3.3 million loan that was repaid to the Company by Mr. Braddock in 2000.

    (g) Excludes any amounts paid to Mr. Mylod in his capacity as acting Chief Financial Officer of WebHouse Club during 2000.

    (h) Mr. Urbahn stepped down as Chairman Travel Services Group in January
        2003.

    (i) The options issued to Mr. Urbahn in 2002 were returned to the Company at the time of Mr. Urbahn's departure from the Company. Of the 250,000 options issued to Mr. Urbahn in 2001, 69,445 of the options, which have a strike price of $5.02, and 45,140 of the options, which have a strike price of $4.26, are vested and exercisable through July 31, 2004. The remaining 135,415 options were returned to the Company at the time of Mr. Urbahn's departure from the Company. Of the 760,000 options issued to Mr. Urbahn in 2000, 500,000 of the options, which have a strike price of $2.44, are vested and exercisable through July 31, 2004. The remaining 160,000 options were returned to the Company at the time of Mr. Urbahn's departure from the Company.

     The following table sets forth information concerning the grant of stock options during the fiscal year ended December 31, 2002 to the named executive officers.

                         OPTION GRANTS LAST FISCAL YEAR

                                                       INDIVIDUAL GRANTS
                           -----------------------------------------------------------------------------------------
                                                                                              POTENTIAL REALIZABLE
                                                                                                VALUE AT ASSUMED
                                                                                              ANNUAL RATES OF STOCK
                                                                                              PRICE APPRECIATION FOR
                                                                                                  OPTION TERM (a)
                                                                                              ----------------------
                            NUMBER OF
                           SECURITIES         % OF TOTAL
                           UNDERLYING       OPTIONS GRANTED     EXERCISE
                              OPTIONS       TO EMPLOYEES IN     OR BASE        EXPIRATION
NAMES                      GRANTED(#)        FISCAL YEAR(b)    PRICE($/SH)        DATE            5%           10%
-----                      ----------       ---------------    -----------     ----------       ------       -------
Jeffery H. Boyd.......        500,000(c)          25.7%             2.42        08/21/12        60,500       121,000

Richard S. Braddock...              -              0.0%                -               -             -             -

Robert J. Mylod Jr....              -              0.0%                -               -             -             -

Ronald V. Rose........              -              0.0%                -               -             -             -

Mitchell L. Truwit....        500,000(d)          25.7%             2.42        08/21/12        60,500       121,000

Trey Urbahn...........        200,000(e)          10.3%             2.42        08/21/12        24,200        48,400

    (a) The dollar amounts under these columns are the result of calculations at the 5% and 10% rates set by the Securities and Exchange Commission and therefore are not intended to forecast possible future appreciation, if any, of the Company's stock price.

    (b) The Compensation Committee of the Board of Directors approved a broad based grant of stock options in December 2002 which was made to employees in early January 2003. Most of the Company's executive officers and key employees participated in the January 2003 grant; however, Messrs. Boyd, Mylod, Truwit and Urbahn did not participate in the January 2003 broad based grant. If the broad based grant approved in December 2002 had been made to employees during 2002, the 2002 grants to Messrs. Boyd, Truwit and Urbahn would have represented 11.4%, 11.4% and 4.6%, respectively, of the total options granted to the Company's employees in 2002.

    (c) On August 22, 2002, in connection with his promotion to Co-Chief Executive Officer, Mr. Boyd was granted options to purchase 500,000 shares of common stock. One-third of the shares underlying the options vest and are exercisable one year after the date of grant and the remaining shares underlying the options vest and are exercisable pro rata each month thereafter through August 8, 2005. The options expire August 21, 2012.

    (d) On August 22, 2002, in connection with his promotion to Chief Operating Officer, Mr. Truwit was granted options to purchase 500,000 shares of common stock. One-third of the shares underlying the options vest and are exercisable one year after the date of grant and the remaining shares underlying the options vest and are exercisable pro rata each month thereafter through August 8, 2005. The options expire August 21, 2012.

    (e) On August 22, 2002, Mr. Urbahn was granted options to purchase 200,000 shares of common stock. Mr. Urbahn stepped down as Chairman Travel Services Group in January 2003 and all 200,000 options were returned to the Company at the time of Mr. Urbahn's departure.

     The following table sets forth information concerning the exercise of stock options during the fiscal year ended December 31, 2002, and the fiscal year-end value of stock options, held by the named executive officers.

                     AGGREGATED OPTION EXERCISES IN 2002 AND
                          FISCAL YEAR-END OPTION VALUES

                                                                NUMBER OF SHARES
                                                                   UNDERLYING             VALUE OF
                                                                   UNEXERCISED         UNEXERCISED IN-
                                                                   OPTIONS AT         THE-MONEY OPTIONS
                                                                  12/31/02 (#)       AT 12/31/02 ($) (a)
                                                                ----------------     -------------------
                                  SHARES
                                 ACQUIRED        VALUE
                                ON EXERCISE     REALIZED          EXERCISABLE/           EXERCISABLE/
      Names                         (#)           ($)(b)          UNEXERCISABLE         UNEXERCISABLE
      ----------------------    -----------     --------        -----------------       -------------
      Jeffery H. Boyd.......            -              -        1,641,667/583,333                 0/0

      Richard S. Braddock...            -              -        6,255,350/500,000         4,804,280/0

      Robert J. Mylod Jr....            -              -           541,667/83,333                 0/0

      Ronald V. Rose........      175,000        575,290        1,163,058/199,442            43,000/0

      Mitchell L. Truwit....       75,000        186,858          676,531/685,969                 0/0

      Trey Urbahn...........            -              -          821,530/388,470                 0/0

    (a) Assumes a fiscal year-end market price of $1.60 per share.

    (b) Value before income taxes payable as a result of exercise.

OTHER

     The Company has been served with a complaint that purports to be a shareholder derivative action against its Board of Directors and certain of its current and former executive officers, as well as the Company (as a nominal defendant). The complaint alleges breach of fiduciary duty and waste of corporate assets. The action is captioned Mark Zimmerman v. Richard Braddock, J. Walker, D. Schulman, P. Allaire, R. Bahna, P. Blackney, W. Ford, M. Loeb, N. Nicholas, N. Peretsman, and priceline.com Incorporated 18473-NC (Court of Chancery of Delaware, County of New Castle, State of Delaware). On February 6, 2001, all defendants moved to dismiss the complaint for failure to make a demand upon the Board of Directors and failure to state a cause of action upon which relief can be granted. Pursuant to a stipulation by the parties, an amended complaint was filed on June 21, 2001. Defendants renewed their motion to dismiss on August 20, 2001, and plaintiff served his opposition to that motion on October 26, 2001. Defendants filed their reply brief on January 7, 2002. On December 20, 2002, the Court granted Defendants' motion without prejudice. Plaintiffs filed an amended complaint on April 24, 2003. The Company intends to defend vigorously against this action.

COMPENSATION OF DIRECTORS

     Directors who are also employees of priceline.com receive no compensation for serving on the Board of Directors. In April 2003, the Company worked with an outside compensation consultant and reviewed, among other things, the compensation paid to the Company's non-employee Directors and to non-employee directors of comparably situated companies. Based on that review, the Company changed the compensation paid to its non-employee Directors. Non-employee Directors receive an annual retainer of $25,000 and an annual grant of 20,000 stock options that vest over three years. In addition, the chairman of the Company's audit committee receives a retainer of $7,500 a year and the chairman of the Company's compensation committee receives a retainer of $3,500 a year. The Company reimburses non-employee Directors for all travel and other expenses incurred in connection with attending Board of Directors and committee meetings.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

     The Company has employment agreements with each of the following named executive officers: Jeffery H. Boyd, the Company's President and Chief Executive Officer and a member of the Company's Board of Directors, Robert J. Mylod Jr., the Company's Chief Financial Officer, Ronald V. Rose, the Company's Chief Information Officer, and Mitchell L. Truwit, the Company's Chief Operating Officer. The agreements, which provide for a minimum salary of $300,000 per year for each such executive officer, are year-to-year contracts, with the exception of Mr. Truwit's, which expires in August 2004 and then converts to a year-to-year contract.

     Each of the agreements provides (a) for the accelerated vesting of certain stock options and (b) an eighteen (18) month period to exercise such stock options, in the event of a termination without "CAUSE," "TERMINATION FOR GOOD REASON," "TERMINATION FOR DEATH OR DISABILITY" or a "CHANGE OF CONTROL" of priceline.com, each as defined in the agreement. The following options are covered by the foregoing provisions: 1,600,000 fully vested options issued to Mr. Boyd in May 2001 with an exercise price of $5.11; 500,000 fully vested options issued to Mr. Mylod in November 2000 with an exercise price of $2.43; 625,000 fully vested options issued to Mr. Rose in December 2000 with an exercise price of $1.53; and 500,000 unvested options issued to Mr. Truwit in August 2002 with an exercise price of $2.42. In the event of a termination without "CAUSE" or a "TERMINATION FOR GOOD REASON," these executive officers will be entitled to receive, among other things, two times his base salary and target bonus, if any, over a twelve month period following his termination. Subject to certain limitations, if severance remuneration payable under the agreements is held to constitute an "excess parachute payment" and the executive officer becomes liable for any tax penalties on that payment, priceline.com will make a cash payment to him in an amount equal to the tax penalties plus an amount equal to any additional tax for which he will be liable as a result of receipt of the payment for such tax penalties and payment for such reimbursement for additional tax. The agreements contain non-solicitation and non-disparagement provisions in the event of such executive officer's termination of employment.

     The term "CAUSE", as used in the employment agreements, includes, among other things, (i) willful misconduct by such executive with regard to the Company which has a material adverse effect on the Company; (ii) the willful refusal of such executive to attempt to follow the proper written direction of the Board of Directors or a more senior officer of the Company, provided that the foregoing refusal shall not be "cause" if such executive in good faith believes that such direction is illegal, unethical or immoral and promptly so notifies the Board of Directors or the more senior officer (whichever is applicable); (iii) substantial and continuing willful refusal by such executive to attempt to perform the duties required of him (other than any such failure resulting from incapacity due to physical or mental illness) after a written demand for substantial performance is delivered to such executive by the Board of Directors or a more senior officer of the Company which specifically identifies the manner in which it is believed that such executive has substantially and continually refused to attempt to perform his duties; or (iv) such executive being convicted of a felony (other than a felony involving a traffic violation or as a result of vicarious liability). A notice by the Company of a non-renewal of the employment agreement will be considered an involuntary termination of such executive without "cause." A notification of a termination for "cause" from the Company to such executive must include a copy of a resolution duly adopted by at least two-thirds (2/3) of the entire membership of the Board of

Directors at a meeting of the Board which was called for the purpose of considering such termination and which such executive and his representative had the right to attend and address the Board of Directors, finding that, in the good faith of the Board of Directors, such executive engaged in conduct set forth in the definition of "cause" above and specifying the particulars thereof in reasonable detail.

     The term "GOOD REASON", as used in the employment agreements, includes, among other things, (i) any material diminution of such executive's positions, duties or responsibilities (except in each case in connection with the termination of such executive's employment for "cause" or disability or as a result of such executive's death, or temporarily as a result of such executive's illness or other absence), or, the assignment to such executive of duties or responsibilities that are inconsistent with such executive's then position; (ii) removal of, or the non-reelection of, such executive from the officer positions with the Company specified in the employment agreement without election to a higher position or removal of such executive from any of his then officer positions; (iii) a relocation of the Company's executive office in Connecticut to a location more than thirty-five (35) miles from its current location or more than thirty-five (35) miles further from such executive's residence at the time of relocation; (iv) a failure by the Company (A) to continue any bonus plan, program or arrangement in which such executive is entitled to participate (the "Bonus Plans"), provided that any such Bonus Plans may be modified at the Company's discretion from time to time but shall be deemed terminated if (x) any such plan does not remain substantially in the form in effect prior to such modification and (y) if plans providing such executive with substantially similar benefits are not substituted ("Substitute Plans"), or (B) to continue such executive as a participant in the Bonus Plans and Substitute Plans on at least the same basis as to potential amount of the bonus as such executive participated in prior to any change in such plans or awards, in accordance with the Bonus Plans and the Substitute Plans; (v) any material breach by the Company of any provision of the employment agreement; or (vi) failure of any successor to the Company to assume in a writing delivered to such executive upon the assignee becoming such, the obligations of the Company hereunder. In addition, under the terms of Mr. Boyd's employment agreement, a voluntary resignation by Mr. Boyd would be considered a termination for good reason for purposes of his employment agreement.

     The Company's 1999 Omnibus Plan, as amended (the "1999 Omnibus Plan"), provides that in the event of a change in control of the Company (as defined in the 1999 Omnibus Plan) all options granted prior to April 25, 2000 which were not previously exercisable and vested shall become fully exercisable and vested, and any restrictions relating to such options shall lapse. In general, with the exception of options granted between April and November 2000 and options granted in 2003, options become fully exercisable and vested six months after the date of a change in control, so long as the holder of such options is employed by the Company on the date of the change in control and on the date that is six months from the change in control. The purchaser or purchasers of the Company's assets or stock may elect to deliver to the holders of options granted under the 1999 Omnibus Plan the same kind of consideration that is delivered to the stockholders of the Company as a result of such sale, conveyance or change in control, or the Board of Directors of the Company may cancel all outstanding options in exchange for consideration equal to the higher of the fair market value of the securities the holder of such options would have received had such options been exercised prior to such sale, conveyance or change in control (less the exercise price therefor), and the fair market value of the securities the holder of such options would have received had such options been exercised immediately following such sale, conveyance or change in control (less the exercise price therefor).

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     As noted above, the Compensation Committee is comprised of four non-employee directors: Messrs. Allaire, Bahna, Loeb and Nicholas, Jr. No member of the Compensation Committee is or was formerly an officer or an employee of the Company. No interlocking relationship exists between the Board of Directors or the Compensation Committee and the board of directors or the compensation committee of any other company, nor has such interlocking relationship existed in the past.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

     We constitute the Compensation Committee of the Board of Directors of priceline.com Incorporated. None of us has been an officer or employee of priceline.com. We are responsible for establishing the compensation for the executive officers, including the Chief Executive Officer, of priceline.com.

COMPENSATION PHILOSOPHY AND OBJECTIVES

     The goals of priceline.com's compensation program are to align compensation with the Company's and each executive's business objectives and performance and to enable priceline.com to attract, retain and reward executive officers and other key employees who contribute to priceline.com's long-term success and to motivate them to enhance long-term stockholder value. Priceline.com's compensation emphasizes equity based incentive compensation through stock options or, in certain instances, restricted stock, rather than high levels of fixed or variable cash compensation.

     We worked with priceline.com's senior executive officers and outside compensation consultants to develop a compensation program designed to achieve these goals and we approved a compensation program that consists of a mix of salary and equity incentives, including stock options.

COMPENSATION COMPONENTS

     BASE SALARY. We meet at least annually to review and approve each executive officer's salary for the ensuing year. When reviewing base salaries, we consider the following factors: base salaries for comparable positions of a broad peer group, including companies similar in size and business, individual performance against goals, levels of responsibility, breadth of knowledge and prior experience. The relative importance of these factors varies, depending on the individual whose salary is being reviewed.

     BONUSES. During 2002, due to general economic conditions and the challenges facing the Company and the travel industry since September 11, 2001, no cash bonuses were paid to any executive officers of the Company.

     STOCK OPTIONS. Priceline.com's stock option plans are designed to provide its employees and directors with an incentive that aligns their interests with those of priceline.com's stockholders in achieving the Company's long-term goals. Initial grants of stock options are generally made to eligible employees upon commencement of employment, with additional grants being made to certain employees periodically or following a significant change in job responsibilities, scope or title. Stock options under the option plans generally vest over a three-year period and expire ten years from the date of grant. The exercise price of options granted under the plans is the fair market value of the Company's common stock on the date of grant. The Compensation Committee approved a broad based grant of stock options in December 2002 which was made to employees in early January 2003. Most of the Company's executive officers and key employees participated in the January 2003 grant; however, the Company's Chief Financial Officer elected not to receive a grant and other executive officers, including the Company's Chief Executive Officer and Chief Operating Officer, who received option grants in August 2002 in connection with promotions they received at that time, did not participate in the January 2003 broad based grant.

     The number of stock options granted to each participant under the option plans is generally determined by guidelines reviewed by the Committee. These guidelines combine several factors, including the performance and salary level of each participant as well as the market price of the stock at the time of grant.

     RESTRICTED STOCK. The Company did not make any grants of restricted stock during 2002.

2002 COMPENSATION FOR THE CHIEF EXECUTIVE OFFICER

     In July 2002, Jeffery H. Boyd was named President and Co-Chief Executive Officer of the Company and in November 2002 he was named President and Chief Executive Officer. From July 2002 until November 2002, Mr. Boyd shared Chief Executive Officer responsibilities with Richard S. Braddock, Chairman of the Company's Board of Directors. For 2002, we paid Mr. Boyd $300,000 in salary, which is the annual salary rate that has been in effect for him since January 2001. In connection with Mr. Boyd's promotion to Co-Chief Executive Officer in July 2002, after consulting with our outside compensation consultant, we granted Mr. Boyd options to purchase 500,000 shares of priceline.com common stock. The options vest over a three-year period and the exercise price of the options was the fair market value of priceline.com's common stock at the time of grant. Mr. Boyd received no other compensation in connection with his promotion to Co-Chief Executive Officer and no additional compensation in connection with his promotion to Chief Executive Officer in November 2002.

     As discussed above, we believe that stock options, when used judiciously, are an effective incentive and retention tool and contribute to long-term stockholder value by linking executive pay to the performance of the Company's stock price. The Committee made the stock option award to Mr. Boyd in recognition of Mr. Boyd's promotion to Co-Chief Executive Officer. We believe that Mr. Boyd's compensation package is appropriate in light of his role in leading the Company through a very difficult post-September 11, 2001 travel environment and his leadership in developing a strategy for the Company to enhance long-term stockholder value by, among other things, building and growing the Company's hotel business and introducing new products, including vacation packages and retail travel products in an effort to diversify the Company's revenue streams and broaden the Company's overall customer appeal.

     Mr. Braddock, who served as Co-Chief Executive Officer until November 2002, did not receive a salary and received no stock option or restricted stock grants during 2002.

SECTION 162(m) OF THE INTERNAL REVENUE CODE

     Section 162(m) of the Internal Revenue Code of 1986 limits deductions for federal income tax purposes to $1 million of compensation paid to certain named executive officers in a taxable year. Compensation above $1 million may be deducted if it is "performance-based compensation." We do not expect this limitation to affect the Company in 2003. The Company reserves the right to utilize compensation plans which will not qualify as "performance-based compensation" and for which deductibility will be so limited.

                                            Compensation Committee

                                            N.J. Nicholas, Jr.(Chairman)
                                            Paul A. Allaire
                                            Ralph M. Bahna
                                            Marshall Loeb

PERFORMANCE MEASUREMENT COMPARISON

     The following graph shows the total stockholder return through December 31, 2002 of an investment of $100 in cash on March 30, 1999 (one day following priceline.com's initial public offering) for priceline.com common stock and an investment of $100 in cash on March 30, 1999 for (i) the NASDAQ National Market Index and (ii) the Media General Internet Software and Services Index. The Media General Internet Software and Services Index is an index of 212 stocks representing the Internet industry, including Internet software and services companies and e-commerce companies. Historic stock performance is not necessarily indicative of future stock price performance. All values assume reinvestment of the full amount of all dividends and are calculated as of the last day of each month:

[CHART]

                             CUMULATIVE TOTAL RETURN
                           PRICELINE.COM INCORPORATED,
                     NASDAQ MARKET INDEX AND MG GROUP INDEX

                     ASSUMES $100 INVESTED ON MAR. 30, 1999
                           ASSUMES DIVIDEND REINVESTED
                         FISCAL YEAR ENDING DEC.31, 2002

                                                 Media General
           Measurement       priceline.com   Internet Software and
              Point          Incorporated       Services Index          NASDAQ
           -----------       -------------   ---------------------     -------
            03/30/99             100.00              100.00             100.00
            03/31/99             120.11              100.00             100.00
            06/30/99             167.48              100.70             108.81
            09/30/99              93.48               97.45             110.58
            12/31/99              68.66              177.25             163.32
            03/31/00             115.94              173.33             185.83
            06/30/00              55.05              108.70             159.83
            09/30/00              17.21               97.56             147.49
            12/31/00               1.90               42.07              99.12
            03/31/01               3.67               25.80              74.73
            06/30/01              13.12               33.10              87.58
            09/30/01               5.49               17.44              60.82
            12/31/01               8.43               26.16              79.27
            03/31/02               7.58               22.52              75.14
            06/30/02               4.04               17.09              60.26
            09/30/02               2.12               13.41              48.34
            12/31/02               2.32               17.21              55.20

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information known to the Company with respect to beneficial ownership of the Company's common stock as of March 31, 2003 by (1) each stockholder known by priceline.com to be the beneficial owner of more than 5% of the Company's common stock; (2) each Director and nominee for Director of priceline.com; (3) all individuals serving as priceline.com's Chief Executive Officer during the fiscal year ended December 31, 2002 and each of priceline.com's other four most highly compensated executive officers (based on salary and bonus during the fiscal year ended December 31, 2002); and (4) all executive officers and Directors as a group.

                                                       SHARES BENEFICIALLY OWNED (a)
                                                      -------------------------------
     NAME OF BENEFICIAL OWNER                            NUMBER            PERCENT
     --------------------------------------            -----------         -------
     Richard S. Braddock (b)...................         17,747,595            7.68%
     Jeffery H. Boyd (c).......................          2,436,529                *
     Paul A. Allaire (d).......................             86,201                *
     Ralph M. Bahna (e)........................            339,751                *
     Howard W. Barker, Jr......................                  0                *
     Jeffrey E. Epstein........................                  0                *
     Patricia L. Francy........................                  0                *
     Edmond Tak Chuen Ip (f)...................         76,421,101           33.96%
     Dominic Kai Ming Lai (g)..................         38,227,773           16.99%
     Marshall Loeb (h).........................             62,251                *
     N.J. Nicholas, Jr. (i)....................          3,246,251            1.44%
     Nancy B. Peretsman (j)....................          1,917,218                *
     Ian F. Wade (g)...........................         38,227,773           16.99%
     Robert J. Mylod Jr. (k)...................          1,059,279                *
     Ronald V. Rose (l)........................          1,371,963                *
     Mitchell L. Truwit (m)....................            751,530                *
     Trey Urbahn (n)...........................            615,585                *
     Cheung Kong (Holdings) Limited (f)........         76,421,101           33.96%
     Hutchison Whampoa Limited (g).............         38,227,773           16.99%
     Prince Alwaleed Bin Talal Abdulaziz Al
       Saud (o)................................         11,961,400            5.32%
     All directors and executive officers
        as a group (21 persons) (p)............        107,351,252           45.15%

* Represents beneficial ownership of less than one percent.

    (a) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes sole voting and investment power with respect to securities, except as discussed in the footnotes below. Shares of common stock and options that are currently exercisable or exercisable within 60 days after March 31, 2003 are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

    (b) Includes: (1) 120,000 shares owned by the Richard and Susan Braddock Family Foundation Inc. as to which Mr. Braddock expressly disclaims beneficial ownership; (2) 552,236 shares owned by Mr. Braddock as Trustee of The Richard S. Braddock 1999 Annuity Trust; (3) 6,000 shares owned by Mr. Braddock's immediate family member as to which Mr. Braddock expressly disclaims beneficial ownership; and (4) 6,255,350 shares that Mr. Braddock has the right to acquire under stock options currently exercisable or exercisable within 60 days after March 31, 2003.

    (c) Includes 1,659,029 shares that Mr. Boyd has the right to acquire under stock options currently exercisable or exercisable within 60 days after March 31, 2003.

    (d) Includes 67,501 shares that Mr. Allaire has the right to acquire under stock options currently exercisable or exercisable within 60 days after March 31, 2003.

    (e) Includes 61,251 shares that Mr. Bahna has the right to acquire under stock options currently exercisable or exercisable within 60 days after March 31, 2003.

    (f) Includes (1) 17,546,622 shares held by Prime Pro Group Limited and 20,627,816 shares held by Potton Resources Limited, each of which is an indirect wholly owned subsidiary of Cheung Kong (Holdings) Limited; (2) 18,890 shares that Mr. Ip, an Executive Director of Cheung Kong (Holdings) Limited, has the right to acquire under stock options currently exercisable or exercisable within 60 days after March 31, 2003; (3) 17,546,622 shares held by Forthcoming Era Limited and 20,627,815 shares held by Ultimate Pioneer Limited, each of which is an indirect wholly owned subsidiary of Hutchison Whampoa Limited; (4) 18,890 shares that Mr. Lai, an Executive Director of Hutchison Whampoa Limited, has the right to acquire under stock options currently exercisable or exercisable within 60 days after March 31, 2003; and (5) 34,446 shares that Mr. Wade, the Group Managing Director of the A.S. Watson Group of Hutchison Whampoa Limited, has the right to acquire under stock options currently exercisable or exercisable within 60 days after March 31, 2003. Cheung Kong (Holdings) Limited is a 49.97% shareholder of Hutchison Whampoa Limited. Each of Cheung Kong (Holdings) Limited, Potton Resources Limited and Prime Pro Group Limited disclaims beneficial ownership of the shares referred to in clauses (3) through
        (5) above. Mr. Ip disclaims beneficial ownership of the shares referred to in clauses (1), (3), (4) and (5) above, except to the extent of his pecuniary interest therein. The address of Cheung Kong (Holdings) Limited is 7th Floor, Cheung Kong Center, 2 Queen's Road Central, Hong Kong.

    (g) Includes (1) 17,546,622 shares held by Forthcoming Era Limited and 20,627,815 shares held by Ultimate Pioneer Limited, each of which is an indirect wholly owned subsidiary of Hutchison Whampoa Limited; (2) 18,890 shares that Mr. Lai, an Executive Director of Hutchison Whampoa Limited, has the right to acquire under stock options currently exercisable or exercisable within 60 days after March 31, 2003; and (3) 34,446 shares that Mr. Wade, the Group Managing Director of the A.S. Watson Group of Hutchison Whampoa Limited, has the right to acquire under stock options currently exercisable or exercisable within 60 days after March 31, 2003. Each of Mr. Lai and Mr. Wade disclaims beneficial ownership of the shares beneficially owned by Hutchison Whampoa Limited, Forthcoming Era Limited, Ultimate Pioneer Limited, Cheung Kong (Holdings) Limited, Prime Pro Group Limited, Potton Resources Limited, Mr. Ip and one another except to the extent of his pecuniary interest therein. The address of Hutchison Whampoa Limited is 22nd Floor, Hutchison House, 10 Harcourt Road, Hong Kong.

    (h) Includes: (1) 1,000 shares held by an immediate family member of Mr. Loeb; (2) 31,250 shares subject to vested options which are held by Mr. Loeb's daughter, as to which Mr. Loeb disclaims beneficial ownership; and (3) 30,001 shares that Mr. Loeb has the right to acquire under stock options currently exercisable or exercisable within 60 days after March 31, 2003.

    (i) Includes: (1) 3,145,000 shares held by Gore Creek Trust, as to which Mr. Nicholas disclaims beneficial ownership; (2) 40,000 shares owned by an immediate family member of Mr. Nicholas, as to which Mr. Nicholas disclaims beneficial ownership; and (3) 61,251 shares that Mr. Nicholas has the right to acquire under stock options currently exercisable or exercisable within 60 days after March 31, 2003.

    (j) Includes: (1) 926,424 shares held by Allen & Company LLC on its own behalf and on behalf of certain of its officers, directors and employees; (2) 7,811 shares held by Allen & Company LLC for the benefit of certain members of Ms. Peretsman's family; (3) 600,000 shares held by the NP 2003 Family Trust; and (4) 61,251 shares that Ms. Peretsman has the right to acquire under stock options currently exercisable or exercisable within 60 days after March 31, 2003. Excludes 33,333 shares held by a foundation for which Ms. Peretsman serves as a trustee. Ms. Peretsman, who is a Managing Director and Executive Vice President of Allen & Company LLC, disclaims beneficial ownership of the shares referred to in clause (1) above, except to the extent of her pecuniary interest therein. Allen & Company LLC disclaims beneficial ownership of the shares and options referred to in clauses (2), (3) and (4) above.

    (k) Includes 559,029 shares that Mr. Mylod has the right to acquire under stock options currently exercisable or exercisable within 60 days after March 31, 2003.

    (l) Includes 1,284,863 shares that Mr. Rose has the right to acquire under stock options currently exercisable or exercisable within 60 days after March 31, 2003.

    (m) Includes 751,530 shares that Mr. Truwit has the right to acquire under stock options currently exercisable or exercisable within 60 days after March 31, 2003.

    (n) Includes 614,585 shares that Mr. Urbahn has the right to acquire under stock options currently exercisable or exercisable within 60 days after March 31, 2003. Mr. Urbahn left the Company in the first quarter of 2003.

    (o) According to Form 13G, dated September 28, 2001, filed with the Securities and Exchange Commission by His Royal Highness Prince Alwaleed Bin Talal Bin Abdulaziz Al Saud. The address of His Royal Highness Prince Alwaleed Bin Talal Bin Abdulaziz Al Saud is Kingdom Holding Company, P.O. Box 8653, Riyadh, 11492, Kingdom of Saudi Arabia.

    (p) Includes shares beneficially owned by all Directors and executive officers of priceline.com, including the named executive officers, as a group. Because Mr. Urbahn was not employed by priceline.com as of March 31, 2003, his beneficial ownership was excluded from the calculation.

The address of all Directors, officers and other individual stockholders (except as otherwise set forth herein) is 800 Connecticut Avenue, Norwalk, Connecticut 06854.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     The Company was founded as a limited liability company in July 1997 and converted to a corporation in July 1998. In connection with this conversion, all equity units issued by the Company's predecessor were converted into an equal number of shares of common stock. The following discussion does not distinguish between the Company and its predecessor and the common stock and the equity units of the Company's predecessor. The information set forth below also reflects a 1.25-for-one stock split of the common stock on March 26, 1999.

INTERNATIONAL LICENSEES

     ASIA. Hutchison Whampoa Limited and Cheung Kong (Holdings) Limited, which is a 49.97% shareholder of Hutchison Whampoa Limited, owned approximately 34% of the Company's outstanding common stock as of December 31, 2002 and have the right to appoint three representatives to the Board of Directors. Ian F. Wade and Dominic Kai Ming Lai are Hutchison Whampoa Limited's representatives on the Board of Directors and Edmond Tak Chuen Ip is Cheung Kong (Holdings) Limited's representative on the Board of Directors.

     In June 2000, the Company entered into definitive agreements with subsidiaries of Hutchison Whampoa Limited to introduce the Company's services to several Asian markets. Under the terms of the agreements, the Company licenses its business model and provides its expertise in technology, marketing and operations to Hutchison-Priceline Limited. Hutchison-Priceline Limited pays the Company an annual licensing fee to use the Company's intellectual property and reimburses the Company for the cost of services provided. While the Company currently has no equity in Hutchison-Priceline Limited and does not control its board of directors, the Company has invested in a note convertible into approximately 35% (on a fully diluted basis) of the equity of Hutchison-Priceline Limited. During 2002, the Company performed a periodic evaluation of the progress of the operations of Hutchison-Priceline Limited and recorded an impairment charge of $12.2 million to reduce the carrying value of its investment in Hutchison-

Priceline Limited to its estimated fair value of zero. During the period ended December 31, 2002, the Company charged Hutchison-Priceline Limited $375,000 in licensing fees and approximately $199,000 in reimbursable expenses, in accordance with the Company's agreements with Hutchison-Priceline Limited. Jeffery H. Boyd, the Company's President and Chief Executive Officer, and Robert
J. Mylod, the Company's Chief Financial Officer, are priceline.com's representatives on the board of directors of Hutchison-Priceline Limited.

     EUROPE. Priceline.com europe Ltd. (together with priceline.com Europe Holdings, N.V., "Priceline.com Europe") is a majority owned subsidiary of priceline.com that was established to provide travel services to several European markets. Priceline.com Europe offers NAME YOUR OWN PRICE(R) hotels, and, through third-party partners, airfare, vacation packages and car hire at disclosed prices. During 2002, the Company invested $10.0 million in Priceline.com Europe, which increased the Company's equity interest in Priceline.com Europe to approximately 74.6% of the issued and outstanding shares. The Company recognized Priceline.com Europe's entire loss for the twelve months ended December 31, 2002 in its consolidated financial statements. During 2002, the Company performed impairment tests and determined that the carrying amount of goodwill associated with its investment in Priceline.com Europe exceeded its implied fair value by approximately $12 million and accordingly recorded an impairment charge of $12 million. The fair value was determined by third party valuations using generally accepted valuation techniques including the market value of comparable companies (including revenue multiple methodology) and discounted cash flow methods.

     Certain investment entities affiliated with General Atlantic Partners, LLC collectively own approximately 22.0% of the issued and outstanding shares of Priceline.com Europe. William Ford, a principal of General Atlantic Partners, LLC, was a member of our board of directors and chairman of our audit committee until he resigned from our board of directors on January 23, 2003. Certain investors in Priceline.com Europe, including certain affiliates of General Atlantic Partners, LLC, have the right to put their shares of Priceline.com Europe to the Company, at fair market value, in the event of a change in control, as defined, of the Company. These investors own 45,539,999 shares of Priceline.com Europe.

     The management board of Priceline.com Europe consists of the following six individuals: Richard S. Braddock, Chairman of the Company, Jeffery H. Boyd, President, Chief Executive Officer and Director of the Company, Glenn D. Fogel, Senior Vice President--International of the Company, Florian P. Wendelstadt, managing member of General Atlantic Partners, LLC and Timothy G. Brier, a former executive officer of the Company.

PRICELINEMORTGAGE.COM

     The Company offers home financing services through pricelinemortgage.com, a broker and/or lender of residential mortgage loans that utilizes the Company's NAME YOUR OWN PRICE(R) business model. The Company owns a 49% equity interest in pricelinemortgage.com and holds two seats on its board of directors. Pricelinemortgage.com is controlled by First Alliance Bank, a federally chartered savings association supervised by the Office of Thrift Supervision and a wholly owned subsidiary of Alliance Partners, L.P. Alliance Partners provides management services to pricelinemortgage.com, including the procurement of personnel and office space and assistance in obtaining regulatory approvals. At December 31, 2002, the investment in pricelinemortgage.com consisted of the Company's original investment of $4.6 million and the Company's cumulative share of pricelinemortgage.com's earnings of approximately $2.7 million, offset by an impairment charge of approximately $1 million to reflect the write-down of the carrying value to the investment's estimated fair value. The Company earned advertising fees from pricelinemortgage.com of $1.7 million in 2002. Robert J. Mylod Jr., the Company's Chief Financial Officer, is a director of, and an investor in, Alliance Capital Partners Inc., the parent company of Alliance Partners, L.P.. In 1997, Mr. Mylod invested $50,000 in Alliance Capital Partners Inc. and his investment represents less than 1/10th of one percent of Alliance Capital Partner Inc.'s outstanding common stock.

ALLEN & COMPANY LLC

     On July 31, 2002, the Company announced that its Board of Directors authorized the repurchase of up to $40 million of the Company's common stock from time to time in the open market or in privately negotiated transactions. As of December 31, 2002, the Company had repurchased 5,387,717 shares of its common stock as part of its stock repurchase program. In connection with the repurchase, Allen & Company LLC acted as the Company's broker and received $161,631 in commissions. In addition, from time to time, Allen & Company LLC has advised the Company on certain financial and strategic issues. Nancy B. Peretsman is a Managing Director and Executive Vice President of Allen & Company LLC.

WORLDSPAN

     Paul J. Blackney, who stepped down as a Director of the Company in May 2002, is the President and Chief Executive Officer of Worldspan, L.P., a global travel distribution system ("GDS"), which was, and continues to be, the Company's only GDS for booking travel reservations for its customers. The Company has an agreement with Worldspan that provides for certain penalties and other financial disincentives in the event that the Company fails to meet the minimum volume of bookings under the agreement. The agreement also provides for certain discounts and incentives to be provided by Worldspan to the Company.

OTHER TRANSACTIONS

     The Company has granted registration rights to certain stockholders and warrant holders, including Mr. Braddock, the Company's Chairman, Mr. Walker, priceline.com's founder, and certain affiliates of Mr. Walker including Walker Digital and The Jay S. Walker Irrevocable Credit Trust, investment entities affiliated with General Atlantic Partners, LLC, Vulcan Ventures Incorporated, Delta Air Lines, Inc., Hutchison Whampoa Limited and Cheung Kong (Holdings) Limited. Up to all of the shares held by said stockholders, exclusive of options granted to them under the 1999 Omnibus Plan and the 1997 Omnibus Plan or acquired in the public market, are entitled to registration rights. See "Security Ownership Of Certain Beneficial Owners and Management." Additional shares acquired by these individuals or entities while an affiliate of the Company may also be entitled to registration rights under the registration rights agreements. In addition, the holders of the securities registrable pursuant to the agreements may be entitled under the agreements, subject to certain limitations, to require the Company to include their registrable securities in future registration statements the Company files. Registration of shares of common stock pursuant to the rights granted in these agreements will result in such shares becoming freely tradeable without restriction under the Securities Act of 1933. All registration expenses incurred in connection with the above registrations will be borne by the Company.

INDEMNIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS AND LIMITATION OF LIABILITY

     Section 145 of the Delaware General Corporation Law authorizes a corporation's board of directors to grant indemnity to directors and officers in terms sufficiently broad to permit such indemnification under certain circumstances for liabilities, including reimbursement for expenses incurred, arising under the federal securities laws.

     As permitted by Delaware law, the Company's amended and restated certificate of incorporation includes a provision that eliminates the personal liability of its Directors for monetary damages for breach of fiduciary duty as a Director, except for liability (1) for any breach of the Director's duty of loyalty to the Company or its stockholders; (2) for acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law;
(3) under Section 174 of the Delaware General Corporation Law regarding unlawful dividends and stock purchases; or (4) for any transaction from which the Director derived an improper personal benefit.

     As permitted by Delaware law, the Company's amended and restated certificate of incorporation, provides that (1) the Company is required to indemnify its Directors and officers to the fullest extent permitted by Delaware law, subject to certain very limited exceptions; (2) the Company is permitted to indemnify its other employees to the extent that it indemnifies its officers and Directors, unless otherwise required by law, its amended and restated certificate of incorporation, its by-laws or agreements; (3) the right to indemnification includes the right to be paid expenses incurred in connection with a legal proceeding in advance of its final disposition; and (4) the rights conferred in the amended and restated certificate of incorporation are not exclusive.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PRICELINE.COM INCORPORATED


                                   By:   /s/ Jeffery H. Boyd
                                        ----------------------------------------
                                         Name:  Jeffery H. Boyd
                                         Title: Chief Executive Officer
                                         Date:  April 29, 2003


     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                TITLE                                              DATE
---------                                -----                                              ----
/s/ Richard S. Braddock                  Chairman                                          April 29, 2003
--------------------------------------   and Director
Richard S. Braddock


/s/ Jeffery H. Boyd                      President, Chief Executive Officer and            April 29, 2003
--------------------------------------   Director (Principal Executive Officer)
Jeffery H. Boyd


/s/ Thomas P. D'Angelo                   Senior Vice President, Finance and Controller     April 29, 2003
--------------------------------------   (Principal Accounting Officer)
Thomas P. D'Angelo


/s/ Robert J. Mylod Jr.                  Chief Financial Officer                           April 29, 2003
--------------------------------------   (Principal Financial Officer)
Robert J. Mylod Jr.


/s/ Paul A. Allaire                      Director                                          April 29, 2003
--------------------------------------
Paul A. Allaire


/s/ Ralph M. Bahna                       Director                                          April 29, 2003
--------------------------------------
Ralph M. Bahna

SIGNATURE                                TITLE                                             DATE
---------                                -----                                             ----
/s/ Howard W. Barker, Jr.                Director                                          April 29, 2003
--------------------------------------
Howard W. Barker, Jr.


/s/ Jeffrey E. Epstein                   Director                                          April 29, 2003
--------------------------------------
Jeffrey E. Epstein


/s/ Patricia L. Francy                   Director                                          April 29, 2003
--------------------------------------
Patricia L. Francy


/s/ Edmond Ip                            Director                                          April 29, 2003
--------------------------------------
Edmond Ip


/s/ Dominic Lai                          Director                                          April 29, 2003
--------------------------------------
Dominic Lai


/s/ Marshall Loeb                        Director                                          April 29, 2003
--------------------------------------
Marshall Loeb


/s/ Nicholas J. Nicholas, Jr.            Director                                          April 29, 2003
--------------------------------------
Nicholas J. Nicholas, Jr.


/s/ Nancy B. Peretsman                   Director                                          April 29, 2003
--------------------------------------
Nancy B. Peretsman


/s/ Ian F. Wade                          Director                                          April 29, 2003
--------------------------------------
Ian F. Wade

                                 CERTIFICATIONS

          I, Jeffery H. Boyd, certify that:

  1. I have reviewed the amendment of the Annual Report (the "Amended Annual Report") on Form 10-K of priceline.com Incorporated (the "Registrant");

  2. Based on my knowledge, this Amended Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amended Annual Report;

  3. Based on my knowledge, the financial statements, and other financial information included in this Amended Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Amended Annual Report;

  4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Amended Annual Report is being prepared;

          b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Amended Annual Report (the "Evaluation Date"); and

          c. presented in this Amended Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function):

                     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

                     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

         6. The Registrant's other certifying officer and I have indicated in this Amended Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 29, 2003                     /s/ Jeffery H. Boyd
                                         ---------------------------------------
                                 Name:    Jeffery H. Boyd
                                 Title:   President & Chief Executive Officer

                                 CERTIFICATIONS

          I, Robert J. Mylod, certify that:

  1. I have reviewed the amendment to the Annual Report (the "Amended Annual Report") on Form 10-K of priceline.com Incorporated (the "Registrant");

  2. Based on my knowledge, this Amended Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amended Annual Report;

  3. Based on my knowledge, the financial statements, and other financial information included in this Amended Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Amended Annual Report;

  4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Amended Annual Report is being prepared;

          b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Amended Annual Report (the "Evaluation Date"); and

          c. presented in this Amended Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function):

                     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

                     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

         6. The Registrant's other certifying officer and I have indicated in this Amended Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 29, 2003                     /s/ Robert J. Mylod
                                         ---------------------------------------
                                 Name:    Robert J. Mylod
                                 Title:   Chief Financial Officer