Form 10-Q
period 2003-03-31
PRICELINE COM INC
filed 2003-05-15
CIK 1075531

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)
/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2003

                                       OR

/ /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _________ to __________

                         Commission File Number 0-25581

                           PRICELINE.COM INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              Delaware                                       06-152849
--------------------------------------           -------------------------------
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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. YES /X/. NO / /.

Number of shares of Common Stock outstanding at May 7, 2003:

    Common Stock, par value $0.008 per share                 225,615,266
-----------------------------------------------    -----------------------------
                  (Class)                                 (Number of Shares)
                           priceline.com Incorporated
                                    Form 10-Q

                      For the Quarter Ended March 31, 2003

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements

Consolidated Balance Sheets at March 31, 2003 (unaudited) and December 31, 2002..........................3
Consolidated Statements of Operations For the Three Months
   Ended March 31, 2003 and 2002 (unaudited).............................................................4
Consolidated Statement of Changes in Stockholders' Equity For the Three Months
   Ended March 31, 2003 (unaudited)......................................................................5
Consolidated Statements of Cash Flows For the Three Months Ended March 31, 2003 and 2002 (unaudited)
Notes to Unaudited Consolidated Financial Statements.....................................................6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...........14

Item 3. Quantitative and Qualitative Disclosures About Market Risk......................................34

Item 4. Controls and Procedures.........................................................................34


PART II - OTHER INFORMATION

Item 1. Legal Proceedings...............................................................................35
Item 6. Exhibits and Reports on Form 8-K................................................................35

SIGNATURES..............................................................................................36

CERTIFICATIONS..........................................................................................37

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                           PRICELINE.COM INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                     MARCH 31,      DECEMBER 31,
                                                                                                       2003             2002
                                                                                                   -------------    ------------
                                                                                                    (UNAUDITED)
                                     ASSETS
Current assets:
     Cash and cash equivalents..................................................................   $      52,560    $      67,182
     Restricted cash............................................................................          17,025           18,248
     Short-term investments ....................................................................          70,194           64,154
         Accounts receivable, net of allowance for doubtful accounts of $1,262
             at March 31, 2003 and December 31, 2002............................................          16,106           13,636
         Prepaid expenses and other current assets..............................................           6,243            6,348
                                                                                                   -------------    -------------
         Total current assets...................................................................         162,128          169,568

Property and equipment, net.....................................................................          17,690           21,413
Goodwill........................................................................................          10,517           10,517
Other assets, primarily related parties.........................................................          17,923            9,664
                                                                                                   -------------    -------------
        Total assets............................................................................   $     208,258    $     211,162
                                                                                                   =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable...........................................................................   $      36,020    $      35,375
     Accrued expenses...........................................................................          24,983           27,889
     Other current liabilities..................................................................           2,833            2,063
                                                                                                   -------------    -------------
        Total current liabilities...............................................................          63,836           65,327

Long-term accrued expenses......................................................................             422              715
                                                                                                   -------------    -------------
        Total liabilities.......................................................................          64,258           66,042
                                                                                                   -------------    -------------

Commitments and Contingencies (See Notes)

SERIES B MANDATORILY REDEEMABLE PREFERRED STOCK, $0.01 par value;
     80,000 authorized shares; $1,000 liquidation value per share; 80,000 shares issued;
     13,470 and 13,470 shares outstanding, respectively.........................................          13,470           13,470

Stockholders' equity:
     Common stock, $0.008 par value, authorized 1,000,000,000 shares; issued 235,806,652
       and 235,549,173 shares, respectively.....................................................           1,886            1,884
     Treasury stock, 10,837,953 shares and 10,837,953 shares, respectively .....................        (338,410)        (338,410)
     Additional paid-in capital.................................................................       2,040,850        2,033,944
     Accumulated deficit........................................................................      (1,573,796)      (1,565,768)
                                                                                                   -------------    -------------
      Total stockholders' equity................................................................         130,530          131,650
                                                                                                   -------------    -------------
Total liabilities and stockholders' equity......................................................   $     208,258    $     211,162
                                                                                                   =============    =============

            See Notes to Unaudited Consolidated Financial Statements.

                           PRICELINE.COM INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                        THREE MONTHS ENDED
                                                                                                             MARCH 31,
                                                                                                       2003              2002
                                                                                                   -------------    -------------
Merchant revenues...............................................................................   $     198,608    $     259,667
Agency revenues.................................................................................           1,005              218
Other revenues..................................................................................             874            2,000
                                                                                                   -------------    -------------
    Total revenues..............................................................................         200,487          261,885

Cost of merchant revenues.......................................................................         167,500          219,511
Cost of agency revenues.........................................................................               -                -
Cost of other revenues..........................................................................               -              381
                                                                                                   -------------    -------------
        Total costs of revenues.................................................................         167,500          219,892
                                                                                                   -------------    -------------

Gross profit....................................................................................          32,987           41,993
                                                                                                   -------------    -------------

Operating expenses:
    Advertising.................................................................................          11,098           10,227
    Sales and marketing.........................................................................           8,064           10,564
    General and administrative..................................................................           6,568            6,487
    Stock based compensation....................................................................               -              250
    Systems and business development............................................................           4,930            6,328
    Depreciation and amortization...............................................................           3,912            4,458
    Restructuring charge (reversal).............................................................               -             (824)
    Warrant costs...............................................................................           6,638                -
                                                                                                   -------------    -------------
    Total operating expenses....................................................................          41,210           37,490
                                                                                                   -------------    -------------

Operating (loss) income.........................................................................          (8,223)           4,503

Other income:
    Interest income.............................................................................             492              782
    Equity in net income of pricelinemortgage...................................................               -              492
    Other.......................................................................................               -              (36)
                                                                                                   -------------    -------------
    Total other income..........................................................................             492            1,238
                                                                                                   -------------    -------------

Net (loss) income...............................................................................          (7,731)           5,741
Preferred stock dividend........................................................................            (297)          (1,854)
                                                                                                   -------------    -------------
Net (loss) income applicable to common stockholders.............................................   $      (8,028)   $       3,887
                                                                                                   =============    =============

Net (loss) income applicable to common stockholders
    per basic common share......................................................................   $       (0.04)   $        0.02
                                                                                                   =============    =============
Weighted average number of basic
    common shares outstanding...................................................................         224,860          227,503
                                                                                                   =============    =============
Net (loss) income applicable to common stock-
    holders per diluted common share............................................................   $       (0.04)   $        0.02
                                                                                                   =============    =============
Weighted average number of diluted common shares
    outstanding.................................................................................         224,860          239,970
                                                                                                   =============    =============

            See Notes to Unaudited Consolidated Financial Statements.

                           PRICELINE.COM INCORPORATED
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                     COMMON STOCK           ADDITIONAL                         TREASURY STOCK
                                                             PAID-IN       ACCUMULATED
                                  SHARES        AMOUNT       CAPITAL         DEFICIT        SHARES         AMOUNT         TOTAL
                               ---------------------------------------------------------------------------------------------------
Balance, January 1, 2003....       235,549   $     1,884   $ 2,033,944    $  (1,565,768)     (10,838)   $  (338,410)   $   131,650

Net loss applicable to
  common stockholders.......             -             -             -           (8,028)           -              -         (8,028)

Warrants to purchase
  common stock..............             -             -         6,638                -            -              -          6,638

Issuance of preferred stock
  dividend..................           242             2           295                -            -              -            297

Exercise of options and
  other.....................            16             -           (27)               -            -              -            (27)
                               ---------------------------------------------------------------------------------------------------

Balance, March 31, 2003.....       235,807   $     1,886   $ 2,040,850    $  (1,573,796)     (10,838)   $  (338,410)   $   130,530
                               ===================================================================================================

            See Notes to Unaudited Consolidated Financial Statements.

                           PRICELINE.COM INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                        THREE MONTHS ENDED
                                                                                                              MARCH 31,

                                                                                                       2003             2002
                                                                                                   -------------    -------------
OPERATING ACTIVITIES:
Net (loss) income...............................................................................   $      (7,731)   $       5,741
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
      Depreciation and amortization.............................................................           3,912            4,459
      Provision for uncollectible accounts, net.................................................             673              (64)
      Warrant costs.............................................................................           6,638                -
      Equity in net income of pricelinemortgage.................................................               -             (492)
Changes in assets and liabilities:
      Accounts receivable.......................................................................          (3,143)          (4,489)
      Prepaid expenses and other current assets.................................................             105           (1,324)
      Accounts payable and accrued expenses.....................................................          (1,784)           8,558
      Other.....................................................................................             490            1,686
                                                                                                   -------------    -------------
Net cash (used in)/provided by operating activities.............................................            (840)          14,075
                                                                                                   -------------    -------------
INVESTING ACTIVITIES:
      Additions to property and equipment.......................................................            (484)          (3,150)
      Investment in short-term investments/marketable securities, net...........................          (6,040)         (19,058)
      Return/(funding) of restricted cash and bank certificate of deposit.......................           1,223           (2,058)
      Investment in Travelweb LLC...............................................................          (8,653)               -
                                                                                                   -------------    -------------
Net cash used in investing activities...........................................................         (13,954)         (24,266)
                                                                                                   -------------    -------------
FINANCING ACTIVITIES:
      Proceeds from exercise of stock options and warrants......................................              14            2,263
                                                                                                   -------------    -------------
Net cash provided by financing activities.......................................................              14            2,263
                                                                                                   -------------    -------------
Effect of exchange rate changes on cash and cash equivalents....................................             158               36
Net decrease in cash and cash equivalents.......................................................         (14,622)          (7,892)
Cash and cash equivalents, beginning of period..................................................          67,182           99,943
                                                                                                   -------------    -------------
Cash and cash equivalents, end of period........................................................   $      52,560    $      92,051
                                                                                                   =============    =============

            See Notes to Unaudited Consolidated Financial Statements.

                           PRICELINE.COM INCORPORATED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     Priceline.com Incorporated ("priceline.com" or the "Company") is responsible for the consolidated financial statements included in this document. The financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operating results. The Company prepared the consolidated financial statements following the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, the Company condensed or omitted certain footnotes or other financial information that are normally required by GAAP for annual financial statements. These statements should be read in combination with the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

     During the first quarter of 2003, the Company enhanced its financial reporting format. In the past, the Company reported revenue segmented between travel and other revenue, a format that was driven by the Company's pursuit of businesses outside of the travel industry. With the repositioning of the Company's long distance and new car products in the fourth quarter of 2002, the Company's ongoing plan to keep its strategic focus on the online travel sector and its recent commitment to compliment its core Name Your Own Price(R) products by developing agency-based retail travel products, the decision was made to provide revenue and gross profit reporting in three categories: Merchant (encompassing substantially all of its Name Your Own Price(R) travel services), Agency (encompassing substantially all of its priced-disclosed retail services) and Other (encompassing all remaining revenue, the largest component of which is advertising revenue). The Company believes that this presentation is more useful to the reader. Historical results have been presented to conform to the current period presentation. In addition, certain other amounts in prior periods' financial statements have been reclassified to conform to the current period presentation.

     Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

2.   STOCK BASED EMPLOYEE COMPENSATION

     The following table summarizes relevant information as to reported results under the Company's APB Opinion No. 25 method of accounting for stock options with supplemental information as if the fair value recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation," had been applied (in thousands, except per share amounts):

                                                             FOR THE THREE MONTHS
                                                               ENDED MARCH 31,
                                                         ----------------------------
                                                             2003            2002
                                                         ----------------------------
          Net loss applicable to common stockholders,    $     (8,028)   $      3,887
          as reported

          Add: Stock-based compensation, as reported
                                                                    -             250

          Deduct: Total stock-based compensation
          determined under fair value based method for
          all stock based compensation                         (7,054)        (28,506)
                                                         ----------------------------

          Adjusted net loss, fair value method for all
          stock based compensation                       $    (15,082)   $    (24,369)
                                                         ----------------------------

          Basic and diluted loss per share as reported   $      (0.04)   $       0.02

          Basic and diluted loss per share SFAS 123
          adjusted                                       $      (0.07)   $      (0.10)

     The fair value of stock options granted was determined on the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

                                                       2003              2002
                                                  ---------------     ------------
                    Risk-free interest rate              2.2%               2.8%

                    Expected lives                   3 years            3 years

                    Volatility                            90%                99%

3.   NET (LOSS) INCOME PER SHARE

     The Company computes basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." SFAS 128 requires the Company to report both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. For the three months ended March 31, 2003, for the purpose of calculating earnings per share - basic, the weighted average number of common shares outstanding was 224,859,514. Since the Company incurred a loss applicable to common stockholders for the three-month period ended March 31, 2003, the inclusion of options and warrants in the calculation of weighted average common shares is anti-dilutive and, therefore, there is no difference between basic and diluted earnings per share for this period. For the three months ended March 31, 2002, for the purpose of calculating earnings per share - basic, the weighted average number of common shares outstanding was 227,503,011 and for the purpose of calculating earnings per share - diluted, the weighted average number of common shares outstanding was 239,969,718, which includes 12,466,707 shares representing the dilutive effect of common stock equivalents.

4.   RECENT ACCOUNTING PRONOUNCEMENTS

     In May 2002, the Financial Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Among other things, under the provision of FSAS No. 145, gains and losses from the early extinguishment of debt are no longer classified as an extraordinary item, net of income taxes, but are included in the determination of pretax earnings. The adoption of this standard, effective January 1, 2003, had no effect on the Company's financial statements.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This statement addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging issues Task Force ("EITF") as set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS 146 and EITF 94-3 is that SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred versus the EITF 94-3 where a liability was recognized on the date an entity committed to an exit plan. SFAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The Company adopted the new standard on January 1, 2003, with no effect on the Company's financial statements.

     In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying instrument that is related to an asset, liability, or equity security of the guaranteed party. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation. Other guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under SFAS 133. The disclosure requirements of FIN 45 are effective for the Company as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on results of operations, financial position or liquidity.

     In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" which clarifies the application of Accounting Research Bulletin No. 51, CONSOLIDATED FINANCIAL STATEMENTS, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not have any equity investments in variable interest entities.

5.   RESTRUCTURING CHARGE

     In the fourth quarter of 2002, the Company recorded a restructuring charge of approximately $4.7 million. This restructuring charge resulted from the repositioning of the Company's non-travel businesses, and a reduction in headcount by 50 full-time employees at its Norwalk, Connecticut location, and 4 full-time employees at its Europe location. The repositioning was designed to reduce operating expenses and focus resources on the Company's travel business. The charge related to severance payments, real estate costs and asset impairments.

     In 2000, the Company recorded a restructuring charge of approximately $32.0 million. The restructuring charge resulted from the Company's review of its operations with the intention of increasing efficiencies and refocusing its business principally on its core travel products. As a result of this review, the Company primarily decided to reduce its work force, consolidate its real estate and rationalize certain international markets and potential product line offerings. During the first quarter of 2002, as a result of the sub-leasing of office space under more favorable terms than originally anticipated (reflected in the "Restructuring charge (reversal)" line of the Company's Consolidated Statements of Operations), the Company decreased the liability for the restructuring charge by $824,000.

     During the first quarter 2003, the liability for the restructuring charge decreased by approximately $1.8 million. The reductions resulted entirely from cash payments made during the quarter.

                                                                 (IN THOUSANDS)
                                                                 -------------

                                                                 RESTRUCTURING
                                                                 -------------
                           Accrued at December 31, 2002......      $   5,073
                           Disbursed during 2003.............         (1,813)
                                                                 -------------

                           Accrued at March 31, 2003.........      $   3,260
                                                                 =============
                           At March 31, 2003:

                                Current portion..............      $   2,838

                                Long-term portion............      $     422

     At March 31, 2003, the restructuring liability consisted of estimated remaining severance, real estate costs and other professional fees related to the Company's 2002 restructuring plan and estimated remaining real estate costs related to the Company's 2000 restructuring plan.

6.   OTHER ASSETS

     Other assets at March 31, 2003 and December 31, 2002 consist of the following (in thousands):

                                                    MARCH 31, 2003    DECEMBER 31, 2002
                                                    ---------------   -----------------
     Investment in Travelweb LLC                    $         8,653   $               -
     Investment in pricelinemortgage                          6,356               6,356
     Other                                                    2,914               3,308
                                                    ---------------   -----------------
     Total                                          $        17,923   $           9,664
                                                    ===============   =================

     In March 2003, Lowestfare.com, a wholly-owned subsidiary of the Company, invested approximately $8.6 million (including fees relating to the transaction) in Travelweb LLC. Lowestfare.com's investment represents approximately 14% of the outstanding equity of Travelweb LLC. The investment is accounted for under the equity method of accounting. The Company recognizes its pro rata share of Travelweb LLC's results of operations. The Company's share of the results of operations (Travelweb LLC is currently incurring operating losses) of Travelweb LLC was not material in the first quarter 2003. In connection with the investment, Lowestfare.com and the Company entered into a distribution agreement with Travelweb LLC. Under the terms of the distribution agreement, Travelweb LLC will become the exclusive provider of published-price, net rate hotel inventory in the U.S. and Canada that will be available on both Lowestfare.com and on priceline.com. Lowestfare.com also has a seat on Travelweb LLC's Board of Directors.

     Investment in pricelinemortgage represents the Company's 49% equity investment in pricelinemortgage. In September 2001, the Company converted a debt instrument into a 49% equity interest in pricelinemortgage and, accordingly, has recognized its pro rata share of pricelinemortgage's operating results, not to exceed an amount that the Company believes represents the investments' estimated fair value. The Company's pro rata share of pricelinemortgage's net income for the three months ended March 31, 2003 was approximately $700,000. The Company earned advertising fees from pricelinemortgage of approximately $204,000 and approximately $477,000 for the period ended March 31, 2003 and 2002, respectively.

     The excess of the carrying value of the Company's equity investments in Travelweb LLC and pricelinemortgage over its equity in the underlying net assets of the investees is approximately $8.1 million.

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

     The Company may continue or, from time to time, suspend repurchases of shares under its stock repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors. Whether and when to initiate and/or complete any purchase of common stock and the amount of common stock purchased will be determined in the Company's complete discretion. As of March 31, 2003, there were approximately 225.0 million shares of the Company's common stock outstanding.

8.   DELTA AIR LINES

     During the first quarter of 2001, Delta Air Lines, Inc. ("Delta") received 80,000 shares of a newly created Series B Preferred Stock and warrants (the "Warrants") to purchase approximately 27 million shares of the Company's common stock at an exercise price of $2.97 per share.

     Pursuant to the terms of the certificate of designations relating to the Series B Preferred Stock, the Series B Preferred Stock bears a dividend that is payable through the issuance of approximately 3.0 million shares of the Company's common stock each year, subject to adjustment as provided for in the certificate of designations. The Series B Preferred Stock has a liquidation preference of $1,000 per share and is subject to mandatory redemption on February 6, 2007 or is subject to redemption at the option of Delta or the Company prior to February 6, 2007. In the event the Company consummates any of certain business combination transactions, the Series B Preferred Stock may be redeemed at the option of the Company or Delta at the liquidation preference per outstanding share plus all dividends accrued but not paid on the shares. In such an event, Delta would be entitled to receive an amount equal to the sum of the dividend payments that would have accrued or cumulated on the shares to be redeemed through the remaining scheduled dividend payment dates.

     During 2001, Delta exercised Warrants to purchase approximately 18.4 million shares of the Company's common stock and on January 29, 2002, Delta exercised Warrants to purchase 4 million shares of the Company's common stock. As a result, there are 13,470 shares of Series B Preferred Stock outstanding with an aggregate liquidation preference of approximately $13.5 million and the Company's future semi-annual dividend has been reduced to approximately 242,000 shares of common stock. In accordance with the terms of the Series B Preferred Stock, the Company delivered to Delta 241,441, 241,441 and 454,308 shares of the Company's common stock as dividend payments on February 6, 2003, August 6, 2002 and February 6, 2002, respectively. As a result, the Company recorded a non-cash dividend of approximately $297,000, approximately $490,000 and approximately $1.85 million in the first quarter of 2003, third quarter of 2002 and the first quarter of 2002.

     The Warrants provide that at any time the closing sales price of the Company's common stock has exceeded $8.90625 (subject to adjustment) for 20 consecutive trading days, the Warrants will automatically be exercised. The exercise price of the Warrant is paid by surrendering .00296875 shares of Series B Preferred Stock for each share of common stock purchased. As of March 31, 2003, there were 4,537,199 Warrants outstanding.

9.   MARRIOTT WARRANTS

     In March 2003, in connection with the renewal of a marketing agreement with Marriott International, Inc. ("Marriott"), the Company issued Marriott 5,000,000 warrants to purchase shares of the Company's common stock at an exercise price of $1.64 per share. The warrants, which are not transferable, are fully vested, non-forfeitable, and will be exercisable no earlier than three years from the date of issuance (subject to certain limited exceptions in the event of a reorganization, recapitalization, merger or consolidation involving priceline.com). In connection with the issuance of the warrants, the Company recorded a charge of approximately $6.6 million in the first quarter of 2003.

10.  COMMITMENTS AND CONTINGENCIES

     A description of the material litigation to which the Company is a party is contained in Part I, Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

     On November 1, 2000 the Company was served with a complaint that purported to be a shareholder derivative action against its Board of Directors and certain of its current and former executive officers, as well as the Company (as a nominal defendant). The complaint alleged breach of fiduciary duty and waste of corporate assets. The action is captioned Mark Zimmerman v. Richard Braddock, J. Walker, D. Schulman, P. Allaire, R. Bahna, P. Blackney, W. Ford, M. Loeb, N. Nicholas, N. Peretsman, and priceline.com Incorporated 18473-NC (Court of Chancery of Delaware, County of New Castle, State of Delaware). On February 6, 2001, all defendants moved to dismiss the complaint for failure to make a demand upon the Board of Directors and failure to state a cause of action upon which relief can be granted. Pursuant to a stipulation by the parties, an amended complaint was filed on June 21, 2001. Defendants renewed their motion to dismiss on August 20, 2001, and plaintiff served his opposition to that motion on October 26, 2001. Defendants filed their reply brief on January 7, 2002. On December 20, 2002, the Court granted Defendants' motion without prejudice. On April 25, 2003, a second amended complaint was filed. The Company intends to defend vigorously against this action.

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

11.  TAXES

     For the three months ended March 31, 2003 and 2002, the Company has recorded no provision for income taxes due to current losses and the availability of previously fully reserved net operating losses which have been utilized to offset the income tax provision.

12.  SUBSEQUENT EVENTS

     On May 1, 2003, the Company announced that its Board of Directors had authorized the Company to seek stockholder approval of four alternative amendments to the Company's amended and restated certificate of incorporation to effect a reverse stock split of all outstanding shares of priceline.com's common stock at a ratio of one-for-six, one-for-seven, one-for-eight or one-for-nine.

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

     In the days following the commencement of the military conflict with Iraq on March 19, 2003, we experienced a substantial decline in demand for our travel products and an increase in customer service costs and ticket refunds and cancellations. While demand for our travel products gradually recovered, our first quarter 2003 financial results were adversely affected by the war in Iraq.

     Our overall financial prospects are significantly dependent upon our sale of leisure airline tickets and, as a result, the health of our business is directly related to the health of the airline industry. The domestic airline industry has experienced significant revenue declines since the beginning of 2001 and most domestic airlines, and many of our major suppliers, are experiencing significant losses which worsened as a result of the war in Iraq. If the major airlines are unable to stem these losses, additional bankruptcy filings by major airlines are likely. See "FACTORS THAT MAY AFFECT FUTURE RESULTS - THE BANKRUPTCY, DISCONTINUANCE OR CONSOLIDATION OF OUR SUPPLIERS COULD HARM OUR BUSINESS."

     Since the terrorist attacks of September 11, 2001, and, more recently, following the outbreak of war with Iraq, the major airlines have grounded portions of their fleets, significantly reducing the number of available airline seats, and have deeply discounted retail airline tickets to stimulate demand. These actions have had a detrimental effect on our business. Deep retail discounting by the airlines affects our demand and our "bind rate" (the percentage of unique offers that we ultimately fulfill) by hurting our value proposition and making users less willing to accept the trade-offs associated with our opaque leisure airline tickets. In addition, decreased airline capacity hurts our business by reducing the levels of inventory available to us and increasing our cost of inventory. Customer offer prices have not kept pace with the increase in our cost of inventory and are, therefore, lower in proportion to our average cost of supply, negatively affecting our bind rate.

     We believe that over time, our lower bind rate may also negatively impact demand for our airline tickets. Lingering effects of September 11, 2001, the war in Iraq, and the outbreak of Severe Acute Respiratory Syndrome ("SARS"), continued aggressive discounting by the airlines, competition from other on-line distribution channels and low-cost carriers, and uncertainty regarding our domestic economy and additional or protracted hostilities in the Middle East or elsewhere, we believe have, and may continue to, negatively impact our airline ticket demand throughout 2003.

     As a result, near term forecasting is very difficult and we are not currently forecasting a recovery in the airline industry or an improvement during 2003 in our airline ticketing business.

     We intend to continue to develop our non-air business, in particular our hotel business, for which demand and bind remains relatively strong, continue to evaluate and implement ways to improve offer quality and our bind rate, diversify our revenue among non-opaque products (such as retail travel products offered through our wholly-owned subsidiary, Lowestfare.com) and broaden our customer appeal through marketing efforts relating to both priceline.com and Lowestfare.com. However, further terrorist attacks, hostilities in the Middle East, the insolvency of a major domestic airline now in bankruptcy, the bankruptcy of an additional carrier or the withdrawal from our system of a major airline or hotel supplier could adversely affect our business and results of operations.

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

     On March 18, 2003, we and Lowestfare.com, our wholly-owned subsidiary, entered into a distribution agreement with Travelweb LLC. Travelweb LLC is a full-service automated hotel distribution network owned by various respective affiliates of Marriott International, Inc., Hilton Hotels Corporation, Hyatt Corporation, Six Continents Hotels, Inc., Starwood Hotels & Resorts Worldwide, Inc. and Pegasus Solutions, Inc. Under the terms of the distribution agreement, Travelweb LLC will become the exclusive provider of published-price, net rate hotel inventory in the U.S. and Canada that will be available on both Lowestfare.com and on priceline.com. In connection with the distribution agreement, Lowestfare.com made an approximately $8.6 million (including fees relating to the transaction) investment in Travelweb LLC and received approximately 14% of the equity of Travelweb LLC and a seat on Travelweb LLC's Board of Directors.

     On March 20, 2003, in connection with the renewal of a marketing agreement with Marriott International, Inc., we issued Marriott 5,000,000 warrants to purchase shares of our common stock at $1.64 per share. The warrants, which are not transferable, are fully vested, non-forfeitable, and will be exercisable no earlier than three years from the date of issuance (subject to certain limited exceptions in the event of a reorganization, recapitalization, merger or consolidation involving priceline.com). In connection with the issuance of the warrants, we recorded a charge in the first quarter of 2003 of approximately $6.6 million, or approximately $(0.03) per share.

     We believe that our success will depend in large part on our ability to achieve and maintain profitability, primarily from our travel business, to continue to promote the priceline.com brand and, over time, to offer other travel products and services on our website. We intend to continue to invest in marketing and promotion, technology and personnel within parameters consistent with attempts to improve operating results. Our goal is to reduce operating losses and improve gross margins in an effort to achieve and maintain profitability. Our limited operating history and the uncertain environment described above makes the prediction of future results of operations difficult, and accordingly, we cannot assure you that we will achieve revenue growth or achieve and sustain profitability.

FINANCIAL PRESENTATION

     During the first quarter of 2003, we enhanced our financial reporting format. In the past, we reported revenue segmented between travel and other revenue, a format that was driven by our pursuit of businesses outside of the travel industry. With the repositioning of our long distance and new car products in the fourth quarter of 2002, our ongoing plan to keep our strategic focus on the online travel sector and our recent commitment to compliment our core Name Your Own Price(R) products by developing agency-based retail travel products, the decision was made to provide revenue and gross profit reporting in three categories: Merchant (encompassing substantially all of our Name Your Own Price(R) travel services), Agency (encompassing substantially all of our priced-disclosed retail services) and Other (encompassing all remaining revenue, the largest component of which is advertising revenue).

RECENT DEVELOPMENTS

     On May 1, 2003, we announced that our Board of Directors had authorized us to seek stockholder approval of four alternative amendments to our amended and restated certificate of incorporation to effect a reverse stock split of all outstanding shares of priceline.com's common stock at a ratio of one-for-six, one-for-seven, one-for-eight or one-for-nine.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002

REVENUES

                                      THREE MONTHS ENDED           %
                                           MARCH 31,            CHANGE
                                    ----------------------    ----------
                                            ($000)

                                      2003          2002
                                    ----------   ----------
        MERCHANT REVENUES .......   $  198,608   $  259,667        (23.5%)
        AGENCY REVENUES .........        1,005          218        361.0%
        OTHER REVENUES ..........          874        2,000        (56.3%)
                                    ----------   ----------
        TOTAL REVENUES ..........   $  200,487   $  261,885        (23.4%)

     MERCHANT REVENUES

     Merchant revenues are derived from transactions where we are the merchant of record and determine the price to be paid by the customer. Merchant revenues for the three months ended March 31, 2003 and 2002 consisted primarily of: (1) transaction revenues representing the selling price of Name Your Own Price(R) airline tickets, hotel rooms and rental cars; (2) ancillary fees, including Worldspan, L.P. reservation booking fees for merchant transactions only; and (3) customer processing fees charged in connection with the sale of Name Your Own Price(R) airline tickets, hotel rooms and rental cars.

     During the three months ended March 31, 2003, we sold approximately 439,000, 1.2 million and 636,000 airline tickets, hotel room nights and rental car days, respectively. During the three months ended March 31, 2002, we sold approximately 867,000, 909,000 and 738,000 airline tickets, hotel room nights and rental car days, respectively. We believe that the approximately 49% decrease in the number of airline tickets sold in the three months ended March 31, 2003, compared to the three months ended March 31, 2002 continued to be due primarily to the weak retail environment for airline tickets and reduced airline inventory available to us. In particular, we believe that lower retail pricing causes customers who might normally be willing to make the tradeoff associated with our products in exchange for savings off of higher retail rates, to purchase travel products at the lower retail rates or from low-cost carriers without having to make any trade-offs. In addition, many airlines grounded portions of their fleets in the aftermath of the terrorist attacks of September 11, 2001, and upon the outbreak of war in Iraq, thus decreasing capacity on existing flights, which we believe reduced airline inventory available to us.

     In the past, we have "subsidized" certain offers to purchase airline tickets by adding a variable amount to some customers' offers to increase the likelihood that such customers' offers would be successful. These "subsidies" had the effect of, among other things, increasing our revenues and bind rate. At the end of 2002, we made the strategic decision to reduce sales of airline tickets at a loss. To this end, we reduced subsidies we have historically applied to certain airline ticket offers. While this had the effect of reducing our revenue in the first quarter 2003, it resulted in an increase in our gross margin and positively contributed to our gross profit.

     Our "bind" rate is the percentage of unique offers that we ultimately fulfill. Our "bind rate" for all unique airline ticket, hotel room and rental car offers were as follows:

                                                            UNIQUE OFFERS FOR
                                                            -----------------
                                                AIRLINE           HOTEL            RENTAL
                                                TICKETS           ROOMS             CARS
                                                -------           -----            ------
     THREE MONTHS ENDED   MARCH 31, 2003         27.3%            65.9%             50.5%

     THREE MONTHS ENDED   MARCH 31, 2002         41.7%            66.3%             46.0%

     We believe that our merchant revenues and bind rate have been negatively impacted by the weak retail environment for airline tickets and reduced airline inventory available to us. In particular, we believe that lower retail pricing causes customers who might normally be willing to make the tradeoff associated with our products in exchange for savings off of higher retail rates, to purchase travel products at the lower retail rates or from low-cost carriers without having to make any trade-offs. In addition, many airlines grounded portions of their fleets in the aftermath of the terrorist attacks of September 11, 2001, and upon the outbreak of war in Iraq, thus decreasing capacity on existing flights, which we believe reduced airline inventory available to us. Finally, at the end of 2002, we reduced the subsidies applied to certain Name Your Own Price(R) ticket sales, which also negatively affected our revenues. These trends, which negatively impacted our revenues and bind rate in the first quarter of 2002 and 2003, are expected to continue throughout 2003.

     We added approximately 749,000 new customers during the three months ended March 31, 2003, compared to approximately 875,000 new customers during three months ended March 31, 2002. In addition, we generated approximately 1.5 million repeat customer offers during the three months ended March 31, 2003, and approximately the same amount for the same period last year.

     Merchant revenues for the three months ended March 31, 2003 decreased approximately 24% to approximately $199 million from approximately $260 million for the three months ended March 31, 2002, primarily as a result of the weak retail environment for airline tickets, reduced airline inventory available to us and a corresponding decrease in rental car days sold. In particular, we believe that lower retail pricing causes customers who might normally be willing to make the tradeoff associated with our products in exchange for savings off of higher retail rates, to purchase travel products at the lower retail rates or from low-cost carriers without having to make any trade-offs. In addition, many airlines grounded portions of their fleets in the aftermath of the terrorist attacks of September 11, 2001, and upon the outbreak of war in Iraq, thus decreasing capacity on existing flights, which we believe reduced airline inventory available to us. Finally, at the end of 2002, we reduced the subsidies applied to certain Name Your Own Price(R) ticket sales, which also negatively affected our revenues. Offsetting the approximately 49% reduction in airline tickets sold was an approximately 35% increase in hotel room nights sold, which was principally driven by our recent emphasis on our hotel business, and specifically by an advertising campaign focused on our hotel product.

     Ancillary fee revenues for the three months ended March 31, 2003 decreased from the same period a year ago as a result of a decrease in Worldspan, L.P. reservation booking fees and customer processing fees in the airline and rental car services.

     Merchant revenues, particularly airline tickets, continue to account for the majority of our revenue. Seasonal variations in our travel business have historically and are expected to continue to impact our quarter to quarter travel revenues.

     AGENCY REVENUES

     Agency revenues are derived from travel related transactions where we are not the merchant of record. Agency revenues for the three months ended March 31, 2003 and 2002 consisted primarily of (1) travel commissions and processing fees, principally earned through Lowestfare.com, related to the sale of travel products including the sale of price disclosed airline tickets, cruises and other travel services; and (2) ancillary fees, including GDS reservation booking fees related to price-disclosed transactions. Agency revenues for the three months ended March 31, 2003 increased approximately 361% to approximately $1.0 million from approximately $218 for the three months ended March 31, 2002 primarily as a result of the increase in travel commissions earned.

     OTHER REVENUES

     Other revenues during the three months ended March 31, 2003 and 2002 consisted primarily of: (1) marketing revenues; (2) commissions and fees from our home financing and automobile services; (3) transaction revenues and fees from our long distance phone service, which we repositioned in 2002; and (4) in 2002, license fees from Hutchison-Priceline Limited.

     Other revenues for the three months ended March 31, 2003 decreased approximately 56% to approximately $874,000 from approximately $2.0 million for the three months ended March 31, 2002, primarily as a result of the decrease in fees earned from our home financing service, and due to our repositioning of our long distance phone service. There were no revenues generated from our long distance phone service in 2003.

COST OF REVENUES AND GROSS PROFIT

                                                             THREE MONTHS ENDED                %
                                                                 MARCH 31,                   CHANGE
                                                        -----------------------------        ------
                                                                  ($000)

                                                           2003             2002
                                                        -----------     -------------
                    COST OF MERCHANT REVENUES.........  $   167,500     $     219,511         (23.7%)
                        % OF MERCHANT REVENUES........         84.3%             84.5%
                    COST OF AGENCY REVENUES...........  $         -     $           -             -
                        % OF AGENCY REVENUES..........          0.0%              0.0%
                    COST OF OTHER REVENUES............  $         -     $         381        (100.0%)
                        % OF OTHER REVENUES...........          0.0%             19.1%
                                                        -----------     -------------
                    TOTAL COST OF REVENUES............  $   167,500     $     219,892         (23.8%)
                        % OF REVENUES.................         83.5%             84.0%


     COST OF REVENUES

     COST OF MERCHANT REVENUES

     For the three months ended March 31, 2003 and 2002, cost of merchant revenues consisted primarily of: (1) the cost of airline tickets from our suppliers, net of the federal air transportation tax, segment fees and passenger facility charges imposed in connection with the sale of airline tickets; (2) the cost of hotel rooms from our suppliers, net of hotel occupancy tax; and (3) the cost of rental cars from our suppliers, net of applicable taxes. Cost of merchant revenues for the three months ended March 31, 2003, decreased approximately 23.7% primarily due to a decrease in sales of airline tickets, as discussed in the factors above.

     COST OF AGENCY REVENUES

     Agency revenues are recorded at their net amount, which are amounts received less amounts paid to suppliers, if any.

     COST OF OTHER REVENUES

     For the three months ended March 31, 2002, cost of other revenues consisted of the cost of long distance telephone service provided by our suppliers. For the three months ended March 31, 2003, there were no such fees due to the repositioning of our long distance and new car products in the fourth quarter of 2002.

     GROSS PROFIT

                                                            THREE MONTHS ENDED          %
                                                                MARCH 31,             CHANGE
                                                         -----------------------      ------
                                                                ($000)

                                                           2003          2002
                                                         --------     ----------
                   MERCHANT GROSS PROFIT..............   $ 31,108     $   40,156      (22.5%)
                      MERCHANT GROSS MARGIN...........       15.7%          15.5%
                   AGENCY GROSS PROFIT................   $  1,005     $      218      361.0%
                      AGENCY GROSS MARGIN.............      100.0%         100.0%
                   OTHER GROSS PROFIT.................   $    874     $    1,619      (46.0%)
                      OTHER GROSS MARGIN..............      100.0%          81.0%
                   TOTAL GROSS PROFIT.................   $ 32,987     $   41,993      (21.4%)
                      TOTAL GROSS MARGIN..............       16.5%          16.0%

     MERCHANT GROSS PROFIT

     Merchant gross profit consists of merchant revenues less the cost of merchant revenues. We are able to manage the level of gross margins by controlling the price at which we will cause offers to be fulfilled. For the three months ended March 31, 2003, merchant gross profit decreased from the same period in 2002, primarily due to the weak retail environment for airline tickets and reduced airline inventory available to us. In particular, we believe that lower retail pricing causes customers who might normally be willing to make the tradeoff associated with our products in exchange for savings off of higher retail rates, to purchase travel products at the lower retail rates or from low cost carriers without having to make any tradeoffs. In addition, many airlines grounded portions of their fleets in the aftermath of the terrorist attacks of September 11, 2001, and upon the outbreak of war in Iraq, thus decreasing capacity on existing flights, which we believe reduced airline inventory available to us. Finally, at the end of 2002, we strategically reduced subsidies applied to certain Name Your Own Price(R) ticket sales. While this resulted in a reduction in revenue, the subsidy reduction positively affected our gross profit and increased our gross margin.

     AGENCY GROSS PROFIT

     Agency gross profit consists of agency revenues which is recorded net of agency costs. For the three months ended March 31, 2003, agency gross profit increased over the same period in 2002 due to an increase in agency revenues.

     OTHER GROSS PROFIT

     For the three months ended March 31, 2003, other gross profit decreased over the same period in 2002 as a result of the decrease in fees earned in connection with our long distance phone service, a decrease in fees earned from our home financing service and the fact that we collected no license fees from Hutchison-Priceline Limited in the first quarter of 2003.

OPERATING EXPENSES

     ADVERTISING

                                                          THREE MONTHS ENDED             %
                                                               MARCH 31,               CHANGE
                                                       -------------------------      ---------
                                                               ($000)

                                                         2003            2002
                                                       ---------      ----------
                 ADVERTISING.........................  $  11,098      $   10,227         8.5%
                 % OF REVENUES.......................        5.5%            3.9%

     Advertising expenses consist primarily of: (1) television and radio advertising; (2) online and email advertisements; and (3) agency fees, creative talent and production costs for television and radio commercials. For the three months ended March 31, 2003, advertising expenses increased over the same period in 2002 primarily due to the increase in television production and advertising fees, which was partially offset by a decrease in radio production and advertising fees. We intend to promote the priceline.com brand aggressively throughout 2003, and will focus the majority of our marketing resources on our hotel product.

     SALES AND MARKETING

                                                          THREE MONTHS ENDED             %
                                                               MARCH 31,               CHANGE
                                                       -------------------------      ---------
                                                               ($000)

                                                         2003            2002
                                                       ---------      ----------
                 SALES AND MARKETING.................  $   8,064      $   10,564         (23.7%)
                 % OF REVENUES.......................        4.0%            4.0%

     Sales and marketing expenses consist primarily of (1) credit card processing fees; (2) fees paid to third-party service providers that operate our call centers; (3) provisions for credit card charge-backs; and (4) compensation for our sales and marketing personnel. For the three months ended March 31, 2003, sales and marketing expenses decreased over the same period in 2002 due to a decrease in credit card processing fees, a reduction in the absolute amount of credit card charge-backs, and a reduction in call center expenses, which are all primarily variable in nature.

     GENERAL AND ADMINISTRATIVE

                                                          THREE MONTHS ENDED             %
                                                               MARCH 31,               CHANGE
                                                       -------------------------      ---------
                                                               ($000)

                                                         2003            2002
                                                       ---------      ----------
                GENERAL AND ADMINISTRATIVE..........   $   6,568      $    6,487            1.2%
                STOCK BASED COMPENSATION............           -             250         (100.0%)
                                                       ---------      ----------
                TOTAL...............................   $   6,568      $    6,737           (2.5%)
                % OF REVENUES.......................         3.3%            2.6%

     General and administrative expenses consist primarily of: (1) costs for personnel; (2) occupancy expenses; (3) telecommunications costs; and (4) fees for outside professionals. General and administrative expenses decreased during the three months ended March 31, 2003 compared with the same period in 2002 as a result of the elimination of stock based compensation, partially offset by higher premiums on our Directors and Officers liability insurance policy.

     SYSTEMS AND BUSINESS DEVELOPMENT

                                                          THREE MONTHS ENDED             %
                                                               MARCH 31,               CHANGE
                                                       -------------------------      ---------
                                                               ($000)

                                                         2003            2002
                                                       ---------      ----------
                 SYSTEMS AND BUSINESS
                  DEVELOPMENT........................  $   4,930      $    6,328         (22.1%)

                 % OF REVENUES.......................        2.5%            2.4%

     Systems and business development expenses consist primarily of: (1) compensation to our information technology and product development staff; (2) data communications and other expenses associated with operating our Internet site; and (3) payments to outside contractors. For the three months ended March 31, 2003, systems and business development expenses decreased over the same period in 2002, primarily as a result of the decrease in consultant expense, and a decrease in compensation to our information technology staff as a result of the fourth quarter 2002 restructuring.

     DEPRECIATION AND AMORTIZATION

                                                          THREE MONTHS ENDED             %
                                                               MARCH 31,               CHANGE
                                                       -------------------------      ---------
                                                               ($000)

                                                         2003            2002
                                                       ---------      ----------
                 DEPRECIATION AND AMORTIZATION.......  $   3,912      $    4,458         (12.2%)
                 % OF REVENUES.......................        2.0%            1.7%

     Depreciation and amortization expenses consist of: (1) amortization of internally developed and purchased software; (2) depreciation of computer equipment, (3) depreciation of our leasehold improvements, office equipment and furniture and fixtures, and (4) amortization of our intangible assets. For the three months ended March 31, 2003, depreciation and amortization expense decreased over the same period in 2002, primarily as a result of full depreciation and amortization of certain assets in prior periods.

     RESTRUCTURING CHARGE

     During the first quarter of 2002, we decreased the liability for the restructuring charge by approximately $824,000. The reduction resulted from the subleasing of office space under more favorable terms than originally anticipated (reflected in the "Restructuring charge (reversal)" line on our Consolidated Statements of Operations).

     WARRANT CHARGE

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                       -------------------------
                                                               ($000)

                                                         2003            2002
                                                       ---------      ----------
                 WARRANT CHARGE......................  $   6,638      $        -
                 % OF REVENUES.......................        3.3%            0.0%

     The warrant charge for the three months ended March 31, 2003, related to the issuance of warrants to purchase priceline.com common stock to Marriott International, Inc.

     INTEREST INCOME

                                                          THREE MONTHS ENDED             %
                                                               MARCH 31,               CHANGE
                                                       -------------------------      ---------
                                                               ($000)

                                                         2003            2002
                                                       ---------      ----------
                INTEREST INCOME.....................   $     492      $      782         (37.1%)

     For the three months ended March 31, 2003, interest income on cash and marketable securities decreased over the same period in 2002 due to a lower cash balance and lower interest rates.

     EQUITY IN NET INCOME OF PRICELINEMORTGAGE

                                              THREE MONTHS ENDED             %
                                                   MARCH 31,               CHANGE
                                           -------------------------      ---------
                                                   ($000)

                                             2003            2002
                                           ---------      ----------

     EQUITY IN NET INCOME OF
     PRICELINEMORTGAGE..............       $       -      $      492         (100.0%)

     We did not record income of approximately $700,000 from our 49% equity investment in pricelinemortgage during the three months ended March 31, 2003 as the carrying value of the investment approximated its estimated fair value. Equity in net income of pricelinemortgage for the three months ended March 31, 2002 of $492,000 represented our pro rata share of the net income of pricelinemortgage.

     TAXES

     For the three months ended March 31, 2003 and March 31, 2002, we have recorded no provision for income taxes due to current losses and the availability of fully reserved net operating losses which have been utilized to offset the income tax provision, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2003, we had approximately $139.8 million in cash, cash equivalents, short-term investments and restricted cash. Approximately $17.0 million is restricted cash collateralizing certain letters of credit issued in favor of certain suppliers and landlords. Also included in restricted cash are amounts held by our credit card processor company. We generally invest excess cash to make such funds readily available for operating purposes. Cash equivalents and short-term investments are primarily comprised of highly liquid, high quality, investment grade debt instruments, having maturities of less than one year.

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

     Net cash used in operating activities for the three months ended March 31, 2003, was approximately $840,000, resulting from a net loss of approximately $7.7 million together with approximately $4.3 million of negative changes in working capital offset by non-cash items not affecting first quarter cash flows of approximately $11.2 million. The changes in working capital for the three months ended March 31, 2003, were primarily related to an approximately $3.1 million increase in accounts receivable, and an approximately $1.8 million decrease in accounts payable and accrued expenses. The increase in accounts receivable was primarily due to the increase in revenue from the three months ended December 31, 2002. The decrease in accounts payable and accrued expenses is primarily due to cash severance payments resulting from the 2002 restructuring, and the settlement of other liabilities. Non-cash items were primarily associated with the Marriott warrant charge and the depreciation and amortization of property and equipment. Net cash provided by operating activities for the three months ended March 31, 2002 was approximately $14.1 million, resulting from our net income of approximately $5.7 million, offset by non-cash items of approximately $3.9 million and positive changes in working capital of approximately $4.4 million.

     Net cash used in investing activities was approximately $14.0 million and approximately $24.3 million for the three months ended March 31, 2003 and 2002, respectively. During the three months ended March 31, 2003, Lowestfare.com, our wholly-owned subsidiary, invested approximately $8.6 million in Travelweb LLC. In both years, net cash used in investing activities was partially related to purchases of property and equipment. Also affecting net cash used in investing activities in the three months ended March 31, 2003 and March 31, 2002 was the purchase of short-term investments and marketable securities in the amount of approximately $6.0 million and approximately $19.1 million, respectively.

     Capital expenditures for additions to property and equipment is expected to aggregate approximately $8 to $12 million in 2003. On July 31, 2002, our board of directors authorized the repurchase of up to $40 million of common stock from time to time in the open market or in privately negotiated transactions. We may purchase additional shares of our common stock in the future.

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

     WE MAY CONTINUE TO INCUR LOSSES

     As of March 31, 2003, we had an accumulated deficit of approximately $1.6 billion, and for the three months ended March 31, 2003, a net loss of approximately $8.0 million. Despite the progress we have made towards improving our financial results, we may incur losses and may not be profitable in future years. In particular, a depressed retail environment for the sale of airline tickets and a general decline in leisure travel since the events of September 11, 2001, have had a negative impact on our business and results of operations. We may not have decreased our operating expenses sufficiently to achieve and sustain profitability in this difficult operating environment.

     OUR BUSINESS WAS NEGATIVELY IMPACTED BY THE WAR IN IRAQ AND COULD BE FURTHER DAMAGED BY TERRORIST ATTACKS OR THE FEAR OF FUTURE TERRORIST ATTACKS

     In the weeks following the commencement of the military conflict with Iraq on March 19, 2003, we experienced a substantial decline in demand for our travel products and an increase in customer service costs and ticket refunds and cancellations. Our first quarter 2003 financial results were adversely affected by the war in Iraq. Further military conflict in that region could have a material adverse effect on our business, results of operations and financial condition. In addition, terrorist attacks (whether or not such attacks involve commercial aircraft), the fear of future terrorist attacks or hostilities involving the United States in other areas of the world, are likely to contribute to a general reluctance by the public to travel and, as a result, to have a material adverse effect on our business, results of operations and financial condition.

     WE ARE DEPENDENT ON THE AIRLINE INDUSTRY AND CERTAIN AIRLINES

     Our financial prospects are significantly dependent upon our sale of leisure airline tickets. Leisure airline tickets represented 30% of booked offers, and an even greater percentage of our revenue for the three months ended March 31, 2003. Leisure travel, including the sale of leisure airline tickets, is dependent on personal discretionary spending levels. As a result, sales of leisure airline tickets and other leisure travel products tend to decline during general economic downturns and recessions. In addition, unforeseen events, such as terrorist attacks, political instability, regional hostilities, increases in fuel prices, imposition of taxes or surcharges by regulatory authorities, travel-related accidents and unusual weather patterns also may adversely affect the leisure travel industry. As a result, our business also is likely to be affected by those events. Further, work stoppages or labor unrest at any of the major airlines could materially and adversely affect the airline industry and, as a consequence, have a material adverse effect on our business, results of operations and financial condition.

     During the three months ended March 31, 2003, sales of airline tickets from our five largest and two largest airline suppliers accounted for approximately 92.6% and 52.1% of airline ticket revenue, respectively. As a result, currently we are substantially dependent upon the continued participation of these airlines in the priceline.com service in order to maintain and continue to grow our total airline ticket revenues and, as a consequence, our overall revenues.

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

     THE BANKRUPTCY, DISCONTINUANCE OR CONSOLIDATION OF OUR SUPPLIERS COULD HARM OUR BUSINESS

     We are heavily dependent on our suppliers. One of our largest airline suppliers, United Airlines, is currently operating under the protection of federal bankruptcy laws and certain other major suppliers, including American Airlines, have disclosed publicly the possibility of seeking the protection of the federal bankruptcy laws. If any of our suppliers currently in bankruptcy liquidates or does not emerge from bankruptcy and we are unable to replace such supplier as a participant in priceline.com, our business would be adversely affected. Additionally, in the event that another of our major suppliers voluntarily or involuntarily declares bankruptcy and is subsequently unable to successfully emerge from bankruptcy, and we are unable to replace such supplier, our business would be adversely affected. In addition, as discussed in "WE ARE DEPENDENT ON THE AIRLINE INDUSTRY AND CERTAIN AIRLINES," because our customers do not choose the airline, hotel or rental car company on which they are booked, the bankruptcy of a major supplier or even the possibility of a major supplier declaring bankruptcy, could discourage consumers from booking their travel products through us. As of May 7, 2003, two of the five rental car brands that supply our rental car business are operating under the protection of the bankruptcy laws. If any or all of such companies discontinue their business, and we are unable to find other suppliers, it could have a material adverse effect on our business, results of operations and financial condition. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - RECENT DEVELOPMENTS."

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

     INTENSE COMPETITION COULD REDUCE OUR MARKET SHARE AND HARM OUR FINANCIAL PERFORMANCE

     We compete with both online and traditional sellers of the products and services offered on priceline.com. Current and new competitors can launch new sites at a relatively low cost. In addition, the traditional retail industry for the products and services we offer is intensely competitive. Recently, we have seen the continuation of a trend in the online travel industry toward vertical integration. For example, in October 2001, Cendant Corporation, a diversified global provider of business and consumer services which owns, among other things, Avis and is the world's largest franchiser of hotels, purchased online travel provider Cheaptickets.com as well as Galileo International, Inc., a global distribution system. In addition, in February 2002, USA Interactive, Inc., which owns a controlling stake in Hotels.com, acquired a controlling stake in Expedia, Inc. and, in early 2003, agreed to acquire all of Expedia, Inc. shares it does not already own. In addition, USA Interactive, Inc. agreed to acquire all of Hotels.com shares it does not already own. Finally, Hilton Hotels Corporation, Hyatt Corporation, Marriott International, Inc., Six Continents Hotels, Starwood Hotels and Pegasus Solutions, Inc. recently formed Travelweb LLC, a full-service automated distributor of hotel rooms that will compete with us in the online hotel space. If this trend continues, we might not be able to effectively compete with industry conglomerates that have access to greater and more diversified resources than we do.

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

     With respect to financial service products, our competitors include banks and other financial institutions, and online and traditional mortgage and insurance brokers, including mortgage.com, Quicken Mortgage, E-Loan, LendingTree and iOwn, Inc. In May 2003, USA Interactive, Inc. announced an agreement to acquire Lending Tree.

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

     We are currently conducting an on-going review and interpretation of the tax laws in various states and jurisdictions relating to state and local hotel occupancy taxes. Several jurisdictions have indicated that they may take the position that hotel occupancy tax is applicable to the gross profit on merchant hotel transactions. Historically, we have not paid such taxes. Some state and local jurisdictions could rule that we are subject to hotel occupancy taxes on the gross profit and could seek to collect such taxes, either retroactively or prospectively or both.

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

     TWO LARGE STOCKHOLDERS BENEFICIALLY OWN APPROXIMATELY 34% OF OUR STOCK

     Hutchison Whampoa Limited and its 49.97% shareholder, Cheung Kong (Holdings) Limited, collectively beneficially owned approximately 34% of our outstanding common stock as of March 31, 2003, based on public filings with the Securities and Exchange Commission. Together, Cheung Kong (Holdings) Limited and Hutchison Whampoa Limited have appointed three of the thirteen members of our Board of Directors. As a result of their ownership and positions, Cheung Kong (Holdings) Limited and Hutchison Whampoa Limited collectively are able to significantly influence all matters requiring stockholders approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of our company. In addition, both Cheung Kong (Holdings) Limited and Hutchison Whampoa Limited have registration rights with respect to their shares of priceline.com. On September 19, 2001, Cheung Kong (Holdings) Limited and Hutchison Whampoa Limited withdrew a request they had made for us to file a shelf registration statement to sell shares and obtained rights to purchase up to a 37.5% stake (on a fully diluted basis) in priceline.com, subject to certain limitations. There can be no assurance that Cheung Kong (Holdings) Limited, Hutchison Whampoa Limited, or both, will not make another request for registration and dispose of all or substantially all of our common stock held by them at any time after the effectiveness of a shelf registration statement. Sales of significant amounts of shares held by Cheung Kong (Holdings) Limited or Hutchison Whampoa Limited, or the prospect of these sales, could adversely affect the market price of our common stock.

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

     LEGAL PROCEEDINGS

     We are a party to the legal proceedings described in Note 10 to our Unaudited Consolidated Financial Statements of this Quarterly Report on Form 10-Q for the three months ended March 31, 2003. The defense of the actions described in Note 10 may increase our expenses and an adverse outcome in any of such actions could have a material adverse effect on our business, results of operations and financial condition.

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

     We are defendants in a number of securities class action litigations. In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities. To the extent our stock price declines or is volatile, we may in the future be the target of additional litigation. Securities and other litigation could result in substantial costs and divert management's attention and resources. See
Note 10 to Unaudited Consolidated Financial Statements

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

     THE priceline.com WEBSITE. We maintain a website with the address www.priceline.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Quarterly Report on Form 10-Q. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Priceline.com currently has no floating rate indebtedness, holds no derivative instruments (other than through investments in licensees described in this Quarterly Report on Form 10-Q) and does not earn significant foreign-sourced income. Accordingly, changes in interest rates or currency exchange rates do not generally have a material direct effect on priceline.com's financial position. However, changes in currency exchange rates may affect the cost of international airline tickets and international hotel reservations offered through the priceline.com service, and so may indirectly affect consumer demand for such products and priceline.com's revenue. Additionally, fixed rate investments are subject to interest rate volatility. In the event of such weakness, such additional US Dollars would have reduced purchasing power. In addition, to the extent that changes in interest rates and currency exchange rates affect general economic conditions, priceline.com would also be affected by such changes. If the US Dollar weakens versus the British Pound Sterling, we may have to invest additional US Dollars in priceline.com europe Ltd. to fund its ongoing operations.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     A description of material legal proceedings to which we are a party is contained in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2002. A description of material changes to such proceedings is contained in Note 10 to the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

EXHIBIT
NUMBER      DESCRIPTION
-------     -----------
10.75       Warrant Agreement,  dated March 17, 2003, by and between priceline.com Incorporated and Marriott
            International, Inc.

99.1        Certification of Jeffery H. Boyd, pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section
            1350, Chapter 63 of Title 18, United States Code).

99.2        Certification of Robert J. Mylod, pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section
            1350, Chapter 63 of Title 18, United States Code).



(b)  REPORTS ON FORM 8-K

     On January 24, 2003, we furnished a report on Form 8-K in connection with the retirement of William E. Ford from our Board of Directors, and the appointment of Howard "Skip" Barker, Jr. to our Board of Directors. On February 11, 2003, we furnished a report on Form 8-K in connection with our fourth quarter 2002 earnings announcement. On February 24, 2003, we furnished a report on Form 8-K in connection with the presentation materials to be presented at the Goldman Sachs Technology Investment Symposium in La Quinta, California on February 24, 2003. On March 20, 2003, we furnished a report on Form 8-K in connection with the renewal of a marketing agreement with Marriott International, Inc., and the related issuance of warrants to purchase 5,000,000 shares of priceline.com common stock, par value $0.008.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      PRICELINE.COM INCORPORATED
                                             (Registrant)


Date: May 15, 2003               By:       /s/ Robert J. Mylod, Jr.
                                      ------------------------------------------
                                       Name:    Robert J. Mylod, Jr.
                                       Title:   Chief Financial Officer
                                                (On behalf of the Registrant and
                                                as principal financial officer)

                                 CERTIFICATIONS

         I, Jeffery H. Boyd, certify that:

         1. I have reviewed the Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (the "Quarterly Report") of the Registrant;

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

         6. The Registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: May 15, 2003                          /s/ Jeffery H. Boyd
                                            ------------------------------------
                                     Name:   Jeffery H. Boyd
                                     Title:  President & Chief Executive Officer

                                 CERTIFICATIONS

         I, Robert J. Mylod, Jr., certify that:

         1. I have reviewed the Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (the "Quarterly Report") of the Registrant;

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

         6. The Registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: May 15, 2003                          /s/ Robert J. Mylod, Jr.
                                            ------------------------------------
                                     Name:   Robert J. Mylod, Jr.
                                     Title:  Chief Financial Officer