Form 10-Q
period 2003-06-30
PRICELINE COM INC
filed 2003-08-14
CIK 1075531

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)
/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2003

                                       OR

/ /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _________ to __________

                         Commission File Number 0-25581

                           PRICELINE.COM INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

               Delaware                                 06-1528493
--------------------------------------    --------------------------------------
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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. YES /X/. NO / /.

Number of shares of Common Stock outstanding at August 1, 2003:

  Common Stock, par value $0.008 per share              38,024,469
------------------------------------------     ------------------------------
               (Class)                              (Number of Shares)
                           priceline.com Incorporated
                                    Form 10-Q

                       For the Quarter Ended June 30, 2003

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements

Consolidated Balance Sheets at June 30, 2003 (unaudited) and December 31, 2002....................................3
Consolidated Statements of Operations For the Three and Six Months
       Ended June 30, 2003 and 2002 (unaudited)...................................................................4
Consolidated Statement of Changes in Stockholders' Equity For the Six Months
       Ended June 30, 2003 (unaudited)............................................................................5
Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2003 and 2002 (unaudited).................6
Notes to Unaudited Consolidated Financial Statements..............................................................7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations....................16

Item 3. Quantitative and Qualitative Disclosures About Market Risk...............................................39

Item 4. Controls and Procedures..................................................................................39


PART II - OTHER INFORMATION

Item 1. Legal Proceedings........................................................................................39
Item 4. Submission of Matters to a Vote of Security Holders......................................................40
Item 6. Exhibits and Reports on Form 8-K.........................................................................41

SIGNATURES.......................................................................................................42



                         PART I - FINANCIAL INFORMATION

               ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                           PRICELINE.COM INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                          JUNE 30,      DECEMBER 31,
                                                                                           2003             2002
                                                                                       -------------    -------------
                                                                                        (UNAUDITED)
                                      ASSETS
Current assets:
     Cash and cash equivalents .....................................................   $      69,292    $      67,182
     Restricted cash ...............................................................          16,869           18,248
     Short-term investments ........................................................          62,992           64,154
         Accounts receivable, net of allowance for
             doubtful accounts of $1,256 and 1,262, respectively ...................          23,565           13,636
         Prepaid expenses and other current assets .................................           8,158            6,348
                                                                                       -------------    -------------
         Total current assets ......................................................         180,876          169,568

Property and equipment, net ........................................................          16,106           21,413
Goodwill ...........................................................................          10,517           10,517
Other assets, primarily related parties ............................................          21,507            9,664
                                                                                       -------------    -------------
        Total assets ...............................................................   $     229,006    $     211,162
                                                                                       =============    =============

                         LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
      Accounts payable .............................................................   $      46,863    $      35,375
      Accrued expenses .............................................................          23,296           27,889
      Other current liabilities ....................................................           2,134            2,063
                                                                                       -------------    -------------
         Total current liabilities .................................................          72,293           65,327
 Long-term accrued expenses ........................................................             276              715
                                                                                       -------------    -------------
         Total liabilities .........................................................          72,569           66,042
                                                                                       -------------    -------------

 Commitments and Contingencies (See Notes)

 Series B Mandatorily Redeemable Preferred Stock, $0.01 par value; 80,000 authorized shares; $1,000 liquidation value per share; 80,000 shares issued; 13,470 and 13,470
 shares outstanding, respectively                                                             13,470           13,470

 Stockholders' equity:
      Common stock, $0.008 par value, authorized 1,000,000,000 shares, issued
        39,731,504 and 39,258,196 shares, respectively .............................             303            1,884
      Treasury stock, 1,806,326 shares and 1,806,326 shares, respectively ..........        (338,410)        (338,410)
      Additional paid-in capital ...................................................       2,048,785        2,033,944
      Deferred compensation ........................................................          (1,619)               -
      Accumulated deficit ..........................................................      (1,566,208)      (1,565,869)
      Accumulated other comprehensive income:
        Cumulative currency translation adjustment .................................             116              101
                                                                                       -------------    -------------
        Total stockholders' equity .................................................         142,967          131,650
                                                                                       -------------    -------------
 Total liabilities and stockholders' equity ........................................   $     229,006    $     211,162
                                                                                       -------------    -------------

            See Notes to Unaudited Consolidated Financial Statements.

                           PRICELINE.COM INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                                              JUNE 30                        JUNE 30
                                                    ---------------------------    ----------------------------
                                                        2003           2002            2003            2002
                                                    ------------   ------------    ------------    ------------
Merchant revenues ...............................   $    236,943   $    302,670    $    435,551    $    562,337
Agency revenues .................................          1,476            211           2,481             429
Other revenues ..................................          1,147          1,575           2,021           3,575
                                                    ------------   ------------    ------------    ------------
    Total revenues ..............................        239,566        304,456         440,053         566,341
Cost of merchant revenues .......................        199,072        255,972         366,572         475,483
Cost of agency revenues .........................              -              -               -               -
Cost of other revenues ..........................              -            336               -             717
                                                    ------------   ------------    ------------    ------------
        Total costs of revenues .................        199,072        256,308         366,572         476,200
                                                    ------------   ------------    ------------    ------------
Gross profit ....................................         40,494         48,148          73,481          90,141
                                                    ------------   ------------    ------------    ------------
  Operating expenses:
    Advertising .................................         10,774         12,777          21,872          23,004
    Sales and marketing .........................          9,000         11,813          17,064          22,377
    General and administrative, including
     option payroll taxes of $102 and $16 for the
     three months ended June 30, 2003 and 2002,
     respectively, and $102 and $120 for the six
     months ended June 30, 2003 and 2002,
     respectively ...............................          6,106          7,559          12,674          14,046
    Stock based compensation ....................             70            250              70             500
    Systems and business development ............          5,578          6,275          10,508          12,603
    Depreciation and amortization ...............          2,787          4,490           6,699           8,948
    Special charge (reversal) ...................              -           (200)              -            (200)
    Restructuring charge (reversal) .............              -              -               -            (824)
    Severance charge (reversal) .................              -            (55)              -             (55)
    Warrant costs ...............................              -              -           6,638               -
                                                    ------------   ------------    ------------    ------------
    Total operating expenses ....................         34,315         42,909          75,525          80,399
                                                    ------------   ------------    ------------    ------------
Operating income (loss) .........................          6,179          5,239          (2,044)          9,742
Other income:
    Interest income .............................            405            788             897           1,570
    Equity in income of investees, net ..........          1,105            245           1,105             737
    Other .......................................              -             37               -               1
                                                    ------------   ------------    ------------    ------------
    Total other income ..........................          1,510          1,070           2,002           2,308
                                                    ------------   ------------    ------------    ------------
Net income (loss) ...............................          7,689          6,309             (42)         12,050
Preferred stock dividend ........................              -              -            (297)         (1,854)
                                                    ------------   ------------    ------------    ------------
Net income (loss) applicable to common
   stockholders .................................          7,689          6,309            (339)         10,196
                                                    ============   ============    ============    ============
Net income (loss) applicable to common
   stockholders per basic common share ..........   $       0.20   $       0.16    $      (0.01)   $       0.27
                                                    ============   ============    ============    ============
Weighted average number of basic
   common shares outstanding ....................         37,635         38,280          37,556          38,099
                                                    ============   ============    ============    ============
Net income (loss) applicable to common
   stockholders per diluted common share .......    $       0.20   $       0.16    $      (0.01)   $       0.26
                                                    ============   ============    ============    ============
Weighted average number of diluted common
   shares outstanding ...........................         39,284         39,917          37,556          39,924
                                                    ============   ============    ============    ============

            See Notes to Unaudited Consolidated Financial Statements.

                           PRICELINE.COM INCORPORATED
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                       ACCUMULATED
                                                                                                          OTHER
                                              COMMON STOCK         ADDITIONAL        ACCUMULATED      COMPREHENSIVE
                                           SHARES      AMOUNT    PAID-IN CAPITAL       DEFICIT           INCOME
                                          --------------------------------------------------------------------------
Balance, January 1, 2003 ..............     39,258    $  1,884   $      2,033,944   $  (1,565,869)   $           101

Net loss applicable to common
stockholders ..........................          -           -                  -            (339)                 -

Currency translation adjustment .......          -           -                  -               -                 15
Total comprehensive loss ..............          -           -                  -               -                  -

Reclassification of common stock par
value due to reverse stock split ......          -      (1,585)             1,585               -                  -

Issuance of warrants to purchase common
stock .................................          -           -              6,638               -                  -

Issuance of common stock under deferred
compensation plans ....................         83           1              1,688               -                  -

Amortization of deferred compensation .          -           -                  -               -                  -

Issuance of preferred stock dividend ..         40           0                297               -                  -

Exercise of options and other .........        350           3              4,633               -                  -
                                          --------------------------------------------------------------------------
Balance, June 30, 2003 ................     39,731    $    303   $      2,048,785   $  (1,566,208)   $           116
                                          ==========================================================================


                                              TREASURY STOCK        DEFERRED
                                           SHARES       AMOUNT    COMPENSATION        TOTAL
                                          -------------------------------------------------------
Balance, January 1, 2003 ..............     (1,806)   $ (338,410) $            -    $     131,650

Net loss applicable to common
stockholders ..........................          -             -               -             (339)

Currency translation adjustment .......          -             -               -               15
                                                                                    -------------
Total comprehensive loss ..............          -             -               -             (324)

Reclassification of common stock par
value due to reverse stock split ......          -             -               -                -

Issuance of warrants to purchase common
stock .................................          -             -               -            6,638

Issuance of common stock under deferred
compensation plans ....................          -             -          (1,689)               -

Amortization of deferred compensation .          -             -              70               70

Issuance of preferred stock dividend ..          -             -               -              297

Exercise of options and other .........          -             -               -            4,636
                                          -------------------------------------------------------
Balance, June 30, 2003 ................     (1,806)   $ (338,410) $       (1,619)   $     142,967
                                          =======================================================

            See Notes to Unaudited Consolidated Financial Statements.

                           PRICELINE.COM INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                                    2003         2002
                                                                                 ----------    ----------
OPERATING ACTIVITIES:
Net (loss) income ............................................................   $      (42)   $   12,050
Adjustments to reconcile net (loss)/income  to net cash provided by operating activities:
      Depreciation and amortization ..........................................        6,699         8,949
      Provision for uncollectible accounts, net ..............................        1,680           479
      Warrant costs ..........................................................        6,638             -
      Equity in income of investees, net .....................................       (1,105)         (737)
      Compensation expense arising from deferred stock awards ................           70             -
Changes in assets and liabilities:
      Accounts receivable ....................................................      (11,609)       (6,791)
      Prepaid expenses and other current assets ..............................       (1,810)       (2,114)
      Accounts payable and accrued expenses ..................................        6,527         4,043
      Other ..................................................................          919           927
                                                                                 ----------    ----------
Net cash provided by operating activities ....................................        7,967        16,806
                                                                                 ----------    ----------
INVESTING ACTIVITIES:
      Additions to property and equipment ....................................       (1,588)       (4,307)
      Proceeds from sales of fixed assets ....................................            -            33
      Release of/(investment in) short-term investments/marketable securities,
      net ....................................................................        1,162       (13,189)
      Return/(funding) of restricted cash and bank certificate of deposit ....        1,379        (4,177)
      Equity investment and other acquisitions ...............................      (11,686)            -
                                                                                 ----------    ----------
Net cash used in investing activities ........................................      (10,733)      (21,640)
                                                                                 ----------    ----------
FINANCING ACTIVITIES:
      Proceeds from exercise of stock options and warrants ...................        4,677         3,031
                                                                                 ----------    ----------
Net cash provided by financing activities ....................................        4,677         3,031
                                                                                 ----------    ----------
Effect of exchange rate changes on cash and cash equivalents .................          199             -
Net increase (decrease) in cash and cash equivalents .........................        2,110        (1,803)
Cash and cash equivalents, beginning of period ...............................       67,182        99,943
                                                                                 ----------    ----------
Cash and cash equivalents, end of period .....................................   $   69,292    $   98,140
                                                                                 ==========    ==========

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

     On June 9, 2003, the Company's shareholders approved a one-for-six reverse stock split of the Company's outstanding common stock. The reverse stock split was effected at 12:01 a.m. on June 16, 2003 and, as a result, the Company's issued and outstanding common stock was reduced from approximately 227.6 million to approximately 37.9 million shares. The par value of the common stock was not affected by the reverse stock split and remains at $0.008 per share. Consequently, on the Company's balance sheet, the aggregate par value of the issued common stock was reduced by reclassifying the par value amount of the eliminated shares of common stock to Additional Paid-in Capital. All per share amounts and outstanding shares, including all common stock equivalents (stock options and warrants), have been retroactively restated in the Consolidated Condensed Financial Statements and in the Notes to the Unaudited Consolidated Financial Statements for all periods presented to reflect the reverse stock split.

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

2.   STOCK BASED EMPLOYEE COMPENSATION

     The following table summarizes relevant information as to reported results under the Company's APB Opinion No. 25 method of accounting for stock options with supplemental information as if the fair value recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation," had been applied (in thousands, except per share amounts):

                                                        FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                                           ENDED JUNE 30,               ENDED JUNE 30,
                                                     ----------------------------------------------------
                                                        2003          2002          2003           2002
                                                     ----------------------------------------------------
Net income (loss) applicable to common
stockholders, as reported                            $    7,689    $    6,309    $     (339)   $   10,196
Add: Stock-based compensation, as reported                   70           250            70           500

Deduct: Total stock-based compensation determined
under fair value based method for all stock based
compensation                                             (7,218)      (28,506)      (14,272)      (57,013)
                                                     ------------ ------------- ------------- -----------
Adjusted net income (loss), fair value method for
all stock based compensation                         $      541    $  (21,947)   $  (14,541)   $  (46,317)
                                                     ------------ ------------- ------------- -----------
Basic and diluted income (loss) per share as
reported                                             $     0.20    $     0.16    $    (0.01)   $     0.26
Basic and diluted income (loss) per share SFAS 123
adjusted                                             $     0.01    $    (0.55)   $    (0.39)   $    (1.16)

     The fair value of stock options granted was determined on the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

                                            2003           2002            2003          2002
                                        ------------   ------------   -------------   ----------
         Risk-free interest rate              2.2%            2.8%           2.2%           2.8%
         Expected lives                   3 years         3 years        3 years        3 years
         Volatility                            97%             99%            97%            99%

3.   NET INCOME (LOSS) PER SHARE

     The Company computes basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." SFAS 128 requires the Company to report both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. For the three and six months ended June 30, 2003, for the purpose of calculating earnings per share - basic, the weighted average number of common shares outstanding was 37,634,646 and 37,556,053, respectively. For the three months ended June 30, 2003, for the purpose of calculating earnings per share - diluted, the weighted average number of common shares outstanding was 39,283,553, which includes 1,648,907 shares representing the dilutive effect of common stock equivalents. Total anti-dilutive stock options and warrants excluded from earning per share for the three months ended June 30, 2003 were 5,288,103. Since the company incurred a loss applicable to common stockholders for the six month period ended June 30, 2003, the inclusion of options and warrants in the calculation of weighted average common shares is anti-dilutive and therefore, there is no difference between basic and diluted earnings per share for that period. Total anti-dilutive stock options and warrants excluded from the calculation of net loss per share for the six months ended June 30, 2003 were 6,903,378. For the three and six months ended June 30, 2002, for the purpose of calculating earnings per share - basic, the weighted average number of common shares outstanding was 38,279,764 and 38,099,468, respectively, and for the purpose of calculating earnings per share - diluted, the weighted average number of common shares outstanding was 39,917,062 and 39,923,894, respectively, which includes 1,637,298 shares and 1,824,426 shares, respectively, representing the dilutive effect of common stock equivalents. Total anti-dilutive stock options and warrants excluded from the calculation of earning per share for the three and six months ended June 30, 2002 were 7,427,110 and 7,239,982, respectively.

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

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This statement addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS 146 and EITF 94-3 is that SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred versus EITF 94-3 where a liability was recognized on the date an entity committed to an exit plan. SFAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The Company adopted the new standard on January 1, 2003, with no effect on the Company's financial statements.

     In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not impact the Company's disclosure, results of operations, financial position or liquidity.

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

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS 150 to have a material impact on its results of operatons or financial condition.

5.   SPECIAL AND RESTRUCTURING CHARGES

     During the second quarter of 2002, the Company decreased the liability for the special charge by approximately $200,000. The reduction resulted from the favorable resolution of certain matters. The adjustment was reflected in the "Special charge (reversal)" line on the Company's Consolidated Statements of Operations.

     During the first quarter 2002, the Company decreased the liability for the restructuring charge by approximately $824,000. The reduction resulted from the subleasing of office space under more favorable terms than originally anticipated. The adjustment was reflected in the "Restructuring charge (reversal)" line on the Company's Consolidated Statements of Operations.

     At December 31, 2002, the Company had a restructuring charge liability of $5.1 million related to restructuring provisions made in 2002 and 2000.

     During 2003, the liability for the restructuring charge decreased by approximately $2.6 million. The reductions resulted primarily from cash payments made during the year.

                                                   (IN THOUSANDS)
                                                   --------------
                                                   RESTRUCTURING
                                                   -------------

           Accrued at December 31, 2002......      $       5,073
           Currency translation adjustment...                 12

           Disbursed during 2003.............             (2,571)
                                                   -------------

           Accrued at June 30, 2003..........      $       2,514
                                                   =============
           At June 30, 2003:

                Current portion..............      $       2,238
                Long-term portion............      $         276

     At June 30, 2003, the restructuring liability consisted of estimated remaining severance, real estate costs and other professional fees related to the Company's 2002 restructuring plan and estimated remaining real estate costs related to the Company's 2000 restructuring plan.

6.   OTHER ASSETS

     Other assets at June 30, 2003 and December 31, 2002 consist of the following (in thousands):

                                                           JUNE 30, 2003    DECEMBER 31, 2002
                                                           -------------    -----------------
     Investment in Travelweb LLC.........................  $       8,425    $               -
     Investment in pricelinemortgage.....................          7,703                6,356
     Other...............................................          5,379                3,308
                                                           -------------    -----------------

     Total                                                 $      21,507    $           9,664
                                                           =============    =================

     In March 2003, Lowestfare.com, a wholly-owned subsidiary of the Company, invested approximately $8.7 million (including fees relating to the transaction) in Travelweb LLC. Lowestfare.com's investment represents approximately 14% of the outstanding equity of Travelweb LLC. The investment is accounted for under the equity method of accounting. The Company recognizes its pro rata share of Travelweb LLC's results of operations, which were not material to the Company's results of operations for the three months ended June 30, 2003. In connection with the investment, Lowestfare.com and the Company entered into a distribution agreement with Travelweb LLC. Under the terms of the distribution agreement, Travelweb LLC will become the exclusive provider of published-price, net rate hotel inventory in the U.S. and Canada that will be available on both Lowestfare.com and on priceline.com. Lowestfare.com also has a seat on Travelweb LLC's Board of Directors.

     Investment in pricelinemortgage represents the Company's 49% equity investment in pricelinemortgage. In September 2001, the Company converted a debt instrument into a 49% equity interest in pricelinemortgage and, accordingly, has recognized its pro rata share of pricelinemortgage's operating results, not to exceed an amount that the Company believes represents the investments' estimated fair value. The Company recognized approximately $1.3 million of income from its investment in pricelinemortgage for the three and six months ended June 30, 2003. The Company earned advertising fees from pricelinemortgage of approximately $197,000 and approximately $195,000 for the three months ended June 30, 2003 and 2002, respectively, and approximately $401,000 and approximately $672,000 for the six months ended June 30, 2003 and 2002, respectively.

     The excess of the carrying value of the Company's equity investments in Travelweb LLC and pricelinemortgage over its equity in the underlying net assets of the investees is approximately $7.8 million.

7.   TREASURY STOCK

     On July 31, 2002, the Company's Board of Directors authorized the repurchase of up to $40 million of common stock from time to time in the open market or in privately negotiated transactions. As part of the stock repurchase program, the Company purchased 897,953 shares of its common stock for its treasury during the period ended December 31, 2002 at an aggregate cost of approximately $11.8 million. All shares were purchased at prevailing market prices.

     The Company may continue or, from time to time, suspend repurchases of shares under its stock repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors. Whether and when to initiate and/or complete any purchase of common stock and the amount of common stock purchased will be determined in the Company's complete discretion. As of June 30, 2003, there were approximately 1.8 million shares of the Company's common stock held in treasury.

8.   DELTA AIR LINES

     During the first quarter of 2001, Delta Air Lines, Inc. ("Delta") received 80,000 shares of a newly created Series B Preferred Stock and warrants (the "Warrants") to purchase approximately 4.5 million shares of the Company's common stock at an exercise price of $17.81 per share. The exercise price of the Warrants is paid by surrendering .0178125 shares of Series B Preferred Stock for each share of the Company's common stock purchased.

     Pursuant to the terms of the certificate of designations relating to the Series B Preferred Stock, the Series B Preferred Stock bears a dividend that is payable through the issuance of approximately 500,000 shares of the Company's common stock each year, subject to adjustment as provided for in the certificate of designations (and as described below as the result of exercise of the Warrants). The Series B Preferred Stock has a liquidation preference of $1,000 per share and is subject to mandatory redemption on February 6, 2007. In the event the Company consummates any of certain business combination transactions, the Series B Preferred Stock may be redeemed at the option of the Company or Delta at the liquidation preference per outstanding share plus all dividends accrued but not paid on the shares. In such an event, Delta would be entitled to receive an amount equal to the sum of the dividend payments that would have accrued or cumulated on the shares to be redeemed through the remaining scheduled dividend payment dates.

     During 2001, Delta exercised Warrants to purchase approximately 3.1 million shares of the Company's common stock and on January 29, 2002, Delta exercised Warrants to purchase 666,667 shares of the Company's common stock. As a result, there are 13,470 shares of Series B Preferred Stock outstanding with an aggregate liquidation preference of approximately $13.5 million and the Company's future semi-annual dividend requirement is 40,240 shares of common stock. In accordance with the terms of the Series B Preferred Stock, the Company delivered to Delta 40,240, 40,240 and 75,718 shares of the Company's common stock as dividend payments on February 6, 2003, August 6, 2002 and February 6, 2002, respectively. As a result, the Company recorded a non-cash dividend of approximately $297,000, approximately $490,000 and approximately $1.85 million in the first quarter of 2003, third quarter of 2002 and the first quarter of 2002, respectively.

     The Warrants provide that at any time the closing sales price of the Company's common stock has exceeded $53.4375 (subject to adjustment) for 20 consecutive trading days, the Warrants will automatically be exercised. As of June 30, 2003, there were 756,200 Warrants outstanding.

9.   MARRIOTT WARRANTS

     In March 2003, in connection with the renewal of a marketing agreement with Marriott International, Inc., ("Marriott") the Company issued Marriott 833,333 warrants to purchase shares of the Company's common stock at an exercise price of $9.84 per share. The warrants, which are not transferable, are fully vested, non-forfeitable, and will be exercisable no earlier than three years from the date of issuance (subject to certain limited exceptions in the event of a reorganization, recapitalization, merger or consolidation involving priceline.com). In connection with the issuance of the warrants, the Company recorded a charge of approximately $6.6 million in the first quarter of 2003.

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

     In addition, on November 1, 2000 the Company was served with a complaint that purported to be a shareholder derivative action against its Board of Directors and certain of its current and former executive officers, as well as the Company (as a nominal defendant). The complaint alleged breach of fiduciary duty and waste of corporate assets. The action is captioned Mark Zimmerman v. Richard Braddock, J. Walker, D. Schulman, P. Allaire, R. Bahna, P. Blackney, W. Ford, M. Loeb, N. Nicholas, N. Peretsman, and priceline.com Incorporated 18473-NC (Court of Chancery of Delaware, County of New Castle, State of Delaware). On February 6, 2001, all defendants moved to dismiss the complaint for failure to make a demand upon the Board of Directors and failure to state a cause of action upon which relief can be granted. Pursuant to a stipulation by the parties, an amended complaint was filed on June 21, 2001. Defendants renewed their motion to dismiss on August 20, 2001, and plaintiff served his opposition to that motion on October 26, 2001. Defendants filed their reply brief on January 7, 2002. On December 20, 2002, the Court granted Defendants' motion without prejudice. On April 25, 2003, a second amended complaint, adding H. Miller as a defendant, was filed. The Company intends to defend vigorously against this action.

     On March 16, March 26, April 27, and June 5, 2001, respectively, four putative class action complaints were filed in the U.S. District Court for the Southern District of New York naming priceline.com, Inc., Richard S. Braddock, Jay Walker, Paul Francis, Morgan Stanley Dean Witter & Co., Merrill Lynch, Pierce, Fenner & Smith, Inc., BancBoston Robertson Stephens, Inc. and Salomon Smith Barney, Inc. as defendants (01 Civ. 2261, 01 Civ. 2576, 01 Civ. 3590 and 01 Civ. 4956). Shives ET AL. v. Bank of America Securities LLC ET AL., 01 Civ. 4956, also names other defendants and states claims unrelated to the Company. The complaints allege, among other things, that priceline.com and the individual defendants violated the federal securities laws by issuing and selling priceline.com common stock in priceline.com's March 1999 initial public offering without disclosing to investors that some of the underwriters in the offering, including the lead underwriters, had allegedly solicited and received excessive and undisclosed commissions from certain investors. By Orders of Judge Mukasey and Judge Scheindlin dated August 8, 2001, these cases were consolidated for pre-trial purposes with hundreds of other cases, which contain allegations concerning the allocation of shares in the initial public offerings of companies other than priceline.com, Inc. By Order of Judge Scheindlin dated August 14, 2001, the following cases were consolidated for all purposes: 01 Civ. 2261; 01 Civ. 2576; and 01 Civ. 3590. On April 19, 2002, plaintiffs filed a Consolidated Amended Class Action Complaint in these cases. This Consolidated Amended Class Action Complaint makes similar allegations to those described above but with respect to both the Company's March 1999 initial public offering and the Company's August 1999 second public offering of common stock. The named defendants are priceline.com, Inc., Richard S. Braddock, Jay S. Walker, Paul E. Francis, Nancy B. Peretsman, Timothy G. Brier, Morgan Stanley Dean Witter & Co., Goldman Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith, Inc., Robertson Stephens, Inc. (as successor-in-interest to BancBoston), Credit Suisse First Boston Corp. (as successor-in-interest to Donaldson Lufkin & Jenrette Securities Corp.), Allen & Co., Inc. and Salomon Smith Barney, Inc. Priceline, Richard Braddock, Jay Walker, Paul Francis, Nancy Peretsman, and Timothy Brier, together with other issuer defendants in the consolidated litigation, filed a joint motion to dismiss on July 15, 2002. On November 18, 2002, the cases against the individual defendants were dismissed without prejudice and without costs. In addition, counsel for plaintiffs and the individual defendants executed Reservation of Rights and Tolling Agreements, which toll the statutes of limitations on plaintiffs' claims against those individuals. On February 19, 2003, Judge Scheindlin issued an Opinion and Order granting in part and denying in part the issuer's motion. None of the claims against the Company were dismissed. On June 26, 2003, counsel for the plaintiff class announced that they and counsel for the issuers had agreed to the form of a Memorandum of Understanding to settle claims against the issuers. The terms of that Memorandum provide that class members will be guaranteed $1 billion dollars in recoveries by the insurers of the issuers and that settling issuer defendants will assign to the class members certain claims that they may have against the underwriters. Issuers also agree to limit their abilities to bring certain claims against the underwriters. If recoveries in excess of $1 billion dollars are obtained by the class from any non-settling defendants, the settling defendants' monetary obligations to the class plaintiffs will be satisfied; any amount recovered from the underwriters that is less than $1 billion will be paid by the insurers on behalf of the issuers. The Memorandum, which is subject to the approval of each issuer, was approved by a special committee of the priceline.com Board of Directors on Thursday, July 3, 2003. Any proposed settlement is subject to the parties entering into a formal written agreement and final approval by the Court.

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

     Uncertainty regarding payment of hotel occupancy taxes - The Company is currently conducting a review and interpretation of the tax laws in various states and other jurisdictions relating to the payment of state and local hotel occupancy taxes. Currently, hotels collect and remit hotel occupancy taxes to the various tax authorities based on the amounts collected by the hotels. Consistent with this practice, the Company recovers the taxes on the underlying cost of the hotel room night from customers and remits the taxes to the hotel operators for payment to the appropriate tax authorities. Several jurisdictions have indicated that they may take the position that hotel occupancy tax is applicable to the differential between the price paid by a customer for the Company's service and the cost to the Company of the underlying room. Historically, the Company has not collected taxes on this differential. Some state and local jurisdictions could assert that the Company is subject to hotel occupancy taxes on this differential and could seek to collect such taxes, either retroactively or prospectively or both. Such actions could have a material adverse effect on the Company's business and results of operations. To the extent that any tax authority succeeds in asserting that such a tax collection responsibility exists, it is likely that, with respect to future transactions, the Company would collect any such additional tax obligation from its customers, which would have the effect of increasing the cost of hotel room nights to the Company's customers and, consequently, could reduce its hotel sales. The Company will continue to assess the risks of the potential financial impact of additional tax exposure, and to the extent appropriate, it will reserve for those contingencies.

11.  TAXES

     For the six months ended June 30, 2003 and 2002, the Company has recorded no provision for income taxes due to current losses and the availability of previously fully reserved net operating losses which have been utilized to offset the income tax provision.

12.  SUBSEQUENT EVENTS

     On July 29, 2003, the Company announced the pricing of $100 million of Convertible Senior Notes due August 1, 2010 in a private placement. The Company granted the initial purchasers of the notes a thirty-day option to purchase up to $25 million of additional notes. The sale of the notes closed on August 1, 2003. The Company intends to use the net proceeds of the anticipated offering for general corporate purposes, strategic purposes and working capital requirements. Interest on the notes will accrue at an annual rate of 1%. The notes will be convertible, subject to certain conditions, into priceline.com's common stock, par value $0.008 per share, at the option of the holder, at a conversion price of approximately $40.00 per share, subject to adjustment upon the occurrence of specified events. Each $1,000 principal amount of notes will initially be convertible into 25 shares of the Company's common stock. In addition, the notes will be redeemable at the Company's option beginning in 2008, and the holders may require the Company to repurchase the notes on August 1, 2008 or in certain other circumstances. The Company has agreed, pursuant to a registration rights agreement, to file a shelf registration statement with respect to the notes and the common stock issuable upon conversion of the notes. Certain of the Company's warrant holders and stockholders have "piggy-back" registration rights that would enable them to sell the Company's common stock under such a shelf registration statement.

     The Company is in the process of negotiating a restructuring of its relationship with Hutchison-Priceline Limited, a subsidiary of Hutchison Whampoa Limited, or Hutchison, whereby, among other things, the amount of shares Hutchison-Priceline is authorized to issue would be increased, and the par value of Hutchison-Priceline common shares would be decreased. Pursuant to the proposed restructuring agreement, the Company and Hutchison would convert its outstanding convertible notes into shares of Hutchison-Priceline Limited, and Hutchison would purchase shares and be granted the right to purchase additional shares until March 31, 2004. After the restructuring, the Company and Hutchison would own approximately 15% and 85%, respectively, of the outstanding equity securities of Hutchison-Priceline Limited. Under the new agreements, the Company would continue to license its business model and provide its expertise in technology and operations to Hutchison-Priceline Limited. Hutchison and Cheung Kong (Holdings) Limited, a company affiliated with Hutchison, own approximately 34% of the Company's outstanding common stock and hold three seats on the Company's board of directors. The Company holds one seat on Hutchison-Priceline's board of directors.

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

     In the weeks following the commencement of the military conflict with Iraq on March 19, 2003 and the outbreak of Severe Acute Respiratory Syndrome, or SARS, in Asia and elsewhere in the second quarter, we experienced a substantial decline in demand for our travel products and an increase in customer service costs and ticket refunds and cancellations. While demand for our travel products gradually recovered, we believe that our first and second quarter 2003 financial results were adversely affected by the war in Iraq and the outbreak of SARS.

     Our overall financial prospects are significantly dependent upon our sale of leisure airline tickets and, as a result, the health of our business is directly related to the health of the airline industry. The domestic airline industry has experienced significant revenue declines since the beginning of 2001 and most domestic airlines, and many of our major suppliers, are experiencing significant losses which worsened as a result of the war in Iraq and the outbreak of SARS. If the major airlines are unable to stem these losses, additional bankruptcy filings by major airlines are possible. See "FACTORS THAT MAY AFFECT FUTURE RESULTS - THE BANKRUPTCY, DISCONTINUANCE OR CONSOLIDATION OF OUR SUPPLIERS COULD HARM OUR BUSINESS."

     Since the terrorist attacks of September 11, 2001, and, more recently, following the outbreak of war with Iraq and the outbreak of SARS, the major airlines have grounded portions of their fleets, significantly reducing the number of available airline seats, and have deeply discounted retail airline tickets to stimulate demand. These actions have had a detrimental effect on our business. Deep retail discounting by the airlines affects our demand and our "bind rate" (the percentage of unique offers that we ultimately fulfill) by hurting our value proposition and making users less willing to accept the trade-offs associated with our opaque leisure airline tickets. In addition, decreased airline capacity hurts our business by reducing the levels of inventory available to us and increasing our cost of inventory. Customer offer prices have not kept pace with the increase in our cost of inventory and are, therefore, lower in proportion to our average cost of supply, negatively affecting our bind rate.

     We believe that over time, our lower bind rate may also negatively impact demand for our airline tickets. Lingering effects of September 11, 2001, hostilities in the Middle East, and the outbreak of SARS, continued aggressive discounting by the airlines, competition from other on-line distribution channels and low-cost carriers, and uncertainty regarding our domestic economy, we believe have, and may continue to, negatively impact our airline ticket demand throughout 2003.

     As a result, near term forecasting is very difficult and we are not currently forecasting a recovery in the airline industry or a marked improvement during 2003 in our airline ticketing business.

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

     A number of travel suppliers, particularly airlines, have indicated publicly that, as part of an effort to reduce distribution costs, they intend to reduce their dependence over time on what they view to be "expensive" distribution channels such as global distribution systems (GDSs). A number of travel suppliers have reached agreements with travel distributors that require rebates of all or part of the fees received from the GDS. Additionally, travel suppliers are encouraging distributors, such as us, to develop technology enabling direct connections therefore bypassing the GDS. Development of direct connection technology would require the use of information technology resources and could cause us to incur additional operating expenses and delay other projects. We have been and believe that we will continue to be under pressure from travel suppliers to rebate all or part of the travel booking fees we receive from Worldspan, L.P., our GDS. To the extent that we are required to rebate travel booking fees we currently receive from our GDS to travel suppliers, and are unable to recover such amounts by charging customers, it could have a material adverse effect on our business, results of operations and financial condition. In addition, on July 1, 2003, a corporation newly formed by Citigroup Venture Capital Equity Partners L.P. and Teachers' Merchant Bank, purchased Worldspan, L.P. from its airline owners. It is unclear what effect, if any, a change in control of Worldspan, L.P. will have on our relationship with Worldspan, L.P. or our business, results of operations or financial condition.

     On June 6, 2003, we entered into an amendment of our agreement with Worldspan, L.P. for the provision of global distribution, or GDS, services. The amendment contains new obligations for priceline.com and, in certain cases, our affiliates, to generate various percentages of our U.S. and Canadian airline, hotel and rental car bookings through the Worldspan GDS. In addition, the amendment changes the inducements that priceline is paid for each airline, hotel and rental car booking that we generate through the Worldspan GDS. The agreement is effective as of April 1, 2003 and continues until December 31, 2007.

     On June 16, 2003, we effected a 1-for-6 reverse stock split of all outstanding shares of our common stock, par value $0.008 per share. As a result of the reverse stock split, each priceline.com stockholder received 1 share of priceline.com common stock in exchange for every 6 shares. The par value of our common stock did not change as a result of the reverse stock split. As of June 30, 2003, there were 37,925,178 shares of priceline.com common stock outstanding.

     We believe that our success will depend in large part on our ability to maintain profitability, primarily from our travel business, to continue to promote the priceline.com brand and, over time, to offer other travel products and services on our website. We intend to continue to invest in marketing and promotion, technology and personnel within parameters consistent with attempts to improve operating results. Our goal is to improve gross margins in an effort to achieve and maintain profitability. Our limited operating history and the uncertain environment described above makes the prediction of future results of operations difficult, and accordingly, we cannot assure you that we will achieve revenue growth or achieve and sustain profitability.

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

     On June 9, 2003, our shareholders approved a one-for-six reverse stock split of our outstanding common stock. The reverse stock split was effected at 12:01 a.m. on June 16, 2003, and, as a result, our issued and outstanding common stock was reduced from approximately 227.6 million to approximately 37.9 million shares. The par value of the common stock was not affected by the reverse stock split and remains at $0.008 per share. Consequently, on our balance sheet, the aggregate par value of the issued common stock was reduced by reclassifying the par value amount of the eliminated shares of common stock to Additional Paid-in Capital for all periods presented. All per share amounts and outstanding shares, including all common stock equivalents (stock options), have been retroactively restated in the Consolidated Condensed Financial Statements and in the Notes to the Unaudited Consolidated Financial Statements for all periods presented to reflect the reverse stock split.

RECENT ACCOUNTING PRONOUNCEMENTS

     A description of recent accounting pronouncements is contained in Note 4 to the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

RECENT DEVELOPMENTS

     On July 29, 2003, we announced the pricing of $100 million of Convertible Senior Notes due August 1, 2010 in a private placement. We granted the initial purchasers of the notes a thirty-day option to purchase up to $25 million of additional notes. The sale of the notes closed on August 1, 2003. We intend to use the net proceeds of the anticipated offering for general corporate purposes, strategic purposes and working capital requirements. Interest on the notes will accrue at an annual rate of one percent. The notes will be convertible, subject to certain conditions, into priceline.com's common stock, par value $0.008 per share, at the option of the holder, at a conversion price of approximately $40.00 per share, subject to adjustment upon the occurrence of specified events.

Each $1,000 principal amount of notes will initially be convertible into 25 shares of our common stock. In addition, the notes will be redeemable at our option beginning in 2008, and the holders may require us to repurchase the notes on August 1, 2008 or in certain other circumstances. We have agreed, pursuant to a registration rights agreement, to file a shelf registration statement with respect to the notes and the common stock issuable upon conversion of the notes. Certain of our warrant holders and stockholders have "piggy-back" registration rights that would enable them to sell our common stock under such a shelf registration statement. See "FACTORS THAT MAY AFFECT FUTURE RESULTS - TWO LARGE STOCKHOLDERS BENEFICIALLY OWN APPROXIMATELY 34% OF OUR STOCK."

     We are in the process of negotiating a restructuring of our relationship with Hutchison-Priceline Limited, a subsidiary of Hutchison Whampoa Limited, or Hutchison, whereby, among other things, the amount of shares Hutchison-Priceline is authorized to issue would be increased, and the par value of Hutchison-Priceline common shares would be decreased. Pursuant to the proposed restructuring agreement, priceline.com and Hutchison would convert its outstanding convertible notes into shares of Hutchison-Priceline Limited, and Hutchison would purchase shares and be granted the right to purchase additional shares until March 31, 2004. After the restructuring, priceline.com and Hutchison would own approximately 15% and 85%, respectively, of the outstanding equity securities of Hutchison-Priceline Limited. Under the new agreements, we would continue to license our business model to Hutchison-Priceline Limited. Hutchison and Cheung Kong (Holdings) Limited, a company affiliated with Hutchison, own approximately 34% of our outstanding common stock and hold three seats on our board of directors. We hold one seat on Hutchison-Priceline's board of directors.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2002

REVENUES

                               THREE MONTHS ENDED                        SIX MONTHS ENDED
                                    JUNE 30,                                 JUNE 30,
                                    --------                                 --------
                                    ($000)                %                  ($000)                %
                               2003         2002        CHANGE          2003         2002        CHANGE
                            ----------   ----------   ----------     ----------   ----------   ----------
MERCHANT REVENUES .......   $  236,943   $  302,670        (21.7%)   $  435,551   $  562,337        (22.5%)
AGENCY REVENUES .........        1,476          211        599.5%         2,481          429        478.3%
OTHER REVENUES ..........        1,147        1,575        (27.2%)        2,021        3,575        (43.5%)
                            ----------   ----------                  ----------   ----------
TOTAL REVENUES ..........   $  239,566   $  304,456        (21.3%)   $  440,053   $  566,341        (22.3%)

     MERCHANT REVENUES

     Merchant revenues are derived from transactions where we are the merchant of record and determine the price to be paid by the customer. Merchant revenues for the three and six months ended June 30, 2003 and 2002 consisted primarily of: (1) transaction revenues representing the selling price of Name Your Own Price(R) airline tickets, hotel rooms and rental cars; (2) ancillary fees, including Worldspan, L.P. reservation booking fees for merchant transactions only; and (3) customer processing fees charged in connection with the sale of Name Your Own Price(R) airline tickets, hotel rooms and rental cars.

     During the three months ended June 30, 2003, we sold approximately 446,000,
1.5 million and 828,000 airline tickets, hotel room nights and rental car days, respectively. During the six months ended June 30, 2003, we sold approximately 885,000, 2.7 million and 1.5 million airline tickets, hotel room nights and rental car days, respectively. During the three months ended June 30, 2002, we sold approximately 921,000, 1.1 million and 794,000 airline tickets, hotel room nights and rental car days, respectively. During the six months ended June 30, 2002, we sold approximately 1.8 million, 2.0 million and 1.5 million airline tickets, hotel room nights and rental car days, respectively. We believe that the decrease in the number of airline tickets sold in the three and six months ended June 30, 2003, compared to the three and six months ended June 30, 2002 continued to be due primarily to the weak retail environment for airline tickets and reduced airline inventory available to us. In particular, we believe that lower retail pricing causes customers who might normally be willing to make the tradeoff associated with our products in exchange for savings off of higher retail rates, to purchase travel products at the lower retail rates or from low-cost carriers without having to make any trade-offs. In addition, many airlines grounded portions of their fleets in the aftermath of the terrorist attacks of September 11, 2001, and upon the outbreak of war in Iraq and the outbreak of SARS, thus decreasing capacity on existing flights, which we believe reduced airline inventory available to us.

     The year-over-year decrease in the number of airline tickets sold, however, was partially offset by the increase in hotel room nights sold in the first and second quarters of 2003. During the three months ended June 30, 2003, we sold approximately 1.5 million hotel room nights, an approximate 270,000 room nights over the three months ended March 31, 2003. Hotel unit sales during the three months ended June 30, 2003 increased approximately 38% compared to the same period in 2002. We attribute the growth of our hotel product to the success of our marketing campaign and the competitive room inventory and pricing we receive from our hotel partners.

     In the past, we have "subsidized" certain offers to purchase airline tickets by adding a variable amount to some customers' offers to increase the likelihood that such customers' offers would be successful. These "subsidies" had the effect of, among other things, increasing our revenues and bind rate at the expense of lower gross margins. At the end of 2002, we made the strategic decision to reduce sales of airline tickets at a loss. To this end, we reduced subsidies we have historically applied to certain airline ticket offers. While this had the effect of reducing our revenue in the first and second quarters of 2003, it resulted in an increase in our gross margin and positively contributed to our gross profit.

     Our "bind" rate is the percentage of unique offers that we ultimately fulfill. Our "bind rate" for all unique airline ticket, hotel room and rental car offers were as follows:

                                                        UNIQUE OFFERS FOR
                                                        -----------------
                                             AIRLINE          HOTEL          RENTAL
                                             TICKETS          ROOMS           CARS
                                             -------          ------         -------
     THREE MONTHS ENDED     JUNE 30, 2003       23.8%           62.2%           50.0%

     THREE MONTHS ENDED     JUNE 30, 2002       40.4%           61.4%           44.3%

     SIX MONTHS ENDED       JUNE 30, 2003       25.4%           63.8%           50.2%

     SIX MONTHS ENDED       JUNE 30, 2002       41.0%           63.6%           45.1%

     We believe that our merchant revenues and bind rate have been negatively impacted by the weak retail environment for airline tickets and reduced airline inventory available to us. In particular, we believe that lower retail pricing causes customers who might normally be willing to make the tradeoff associated with our products in exchange for savings off of higher retail rates, to purchase travel products at the lower retail rates or from low-cost carriers without having to make any trade-offs. In addition, many airlines grounded portions of their fleets in the aftermath of the terrorist attacks of September 11, 2001, and upon the outbreak of war in Iraq, thus decreasing capacity on existing flights, which we believe reduced airline inventory available to us. Finally, at the end of 2002, we reduced the subsidies applied to certain Name Your Own Price(R) ticket sales, which also negatively affected our revenues. These trends, which negatively impacted our revenues and bind rate in the first and second quarters of 2003, are expected to continue throughout 2003.

     We added approximately 902,000 and approximately 1.7 million new customers during the three and six months ended June 30, 2003, compared to approximately 964,000 and approximately 1.8 million new customers during three and six months ended June 30, 2002. In addition, we generated approximately 1.8 million and approximately 3.3 million repeat customer offers during the three and six months ended June 30, 2003, and approximately the same amount for the same periods last year.

     Merchant revenues for the three and six months ended June 30, 2003 decreased approximately 22% compared to the three and six months ended June 30, 2002, primarily as a result of the weak retail environment for airline tickets and reduced airline inventory available to us. In particular, we believe that lower retail pricing causes customers who might normally be willing to make the tradeoff associated with our products in exchange for savings off of higher retail rates, to purchase travel products at the lower retail rates or from low-cost carriers without having to make any trade-offs. In addition, many airlines grounded portions of their fleets in the aftermath of the terrorist attacks of September 11, 2001, and upon the outbreak of war in Iraq, thus decreasing capacity on existing flights, which we believe reduced airline inventory available to us. Finally, at the end of 2002, we reduced the subsidies applied to certain Name Your Own Price(R) ticket sales, which also negatively affected our revenues. Offsetting the approximately 52% year-over-year reduction in airline tickets sold in the second quarter of 2003 was an approximately 38% increase in hotel room nights sold, which was principally driven by our recent emphasis on our hotel business, and specifically by an advertising campaign focused on our hotel product.

     Ancillary fee revenues for the three months ended June 30, 2003 decreased from the same periods a year ago as a result of a decrease in Worldspan, L.P. reservation booking fees and customer processing fees in the airline services due to lower volume.

     Merchant revenues continue to account for the majority of our revenue. Seasonal variations in our travel business have historically and are expected to continue to impact our quarter to quarter travel revenues.

     AGENCY REVENUES

     Agency revenues are derived from travel related transactions where we are not the merchant of record. Agency revenues for the three and six months ended June 30, 2003 and 2002 consisted primarily of (1) travel commissions and processing fees, principally earned through Lowestfare.com, related to the sale of travel products including the sale of price disclosed airline tickets, cruises and other travel services; and (2) ancillary fees, including GDS reservation booking fees related to price-disclosed transactions. Agency revenues for the three and six months ended June 30, 2003 increased approximately 600% and 478%, respectively, from the same periods a year ago, primarily as a result of our increased focus on the retail airline ticket business and the resulting increase in travel commissions earned.

     OTHER REVENUES

     Other revenues during the three and six months ended June 30, 2003 and 2002 consisted primarily of: (1) marketing revenues; (2) fees from our home financing and automobile services; (3) fees and, in 2002, transaction revenue from our long distance phone service, which we repositioned in 2002; and (4) in 2002, license fees from Hutchison-Priceline Limited.

     Other revenues for the three months ended June 30, 2003 decreased approximately 27% to approximately $1.1 million from approximately $1.6 million for the three months ended June 30, 2002, primarily as a result of the decrease in fees earned from our home financing service, and due to our repositioning of our long distance phone service. There were no transaction revenues generated from our long distance phone service in 2003.

COST OF REVENUES AND GROSS PROFIT

                                          THREE MONTHS ENDED                           SIX MONTHS ENDED
                                                JUNE 30,                                   JUNE 30,
                                                --------                                   --------
                                                ($000)                  %                   ($000)                  %
                                          2003          2002          CHANGE          2003          2002          CHANGE
                                       ----------    ----------     ----------     ----------    ----------     ----------
COST OF MERCHANT REVENUES...........   $  199,072    $  255,972          (22.2%)   $  366,572    $  475,483          (22.9%)
    % OF MERCHANT REVENUES .........         84.0%         84.6%                         84.2%         84.6%
COST OF AGENCY REVENUES ............            -             -              -              -             -              -
    % OF AGENCY REVENUES ...........          0.0%          0.0%                          0.0%          0.0%
COST OF OTHER REVENUES .............            -           336         (100.0%)            -           717         (100.0%)
    % OF OTHER REVENUES ............          0.0%         21.3%                          0.0%         20.1%
                                       ----------    ----------                    ----------    ----------
TOTAL COST OF REVENUES..............   $  199,072    $  256,308                    $  366,572    $  476,200
    % OF REVENUES ..................         83.1%         84.2%                         83.3%         84.1%

     COST OF REVENUES

     COST OF MERCHANT REVENUES

     For the three and six months ended June 30, 2003 and 2002, cost of merchant revenues consisted primarily of: (1) the cost of airline tickets from our suppliers, net of the federal air transportation tax, segment fees and passenger facility charges imposed in connection with the sale of airline tickets; (2) the cost of hotel rooms from our suppliers, net of hotel occupancy tax; and (3) the cost of rental cars from our suppliers, net of applicable taxes. Cost of merchant revenues for the three and six months ended June 30, 2003, decreased approximately 22% and 23%, respectively, primarily due to a decrease in sales of airline tickets, as discussed above.

     COST OF AGENCY REVENUES

     Agency revenues are recorded at their net amount, which are amounts received less amounts paid to suppliers, if any.

     COST OF OTHER REVENUES

     For the three and six months ended June 30, 2002, cost of other revenues consisted of the cost of long distance telephone service provided by our suppliers. For the three and six months ended June 30, 2003, there were no such costs due to the repositioning of our long distance telephone service in the fourth quarter of 2002.

     GROSS PROFIT

     Total gross profit, as a percentage of revenue, increased for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002, primarily as a result of growth in agency retail sales and improvement in merchant margins.

                                          THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                JUNE 30,                               JUNE 30,
                                                --------                               --------
                                                ($000)                 %                ($000)                 %
                                          2003          2002         CHANGE        2003         2002         CHANGE
                                       ----------    ----------    ----------   ----------   ----------    ----------
   MERCHANT GROSS PROFIT ...........   $   37,871    $   46,698        (18.9%)  $   68,979   $   86,854         (20.6%)
      MERCHANT GROSS MARGIN ........         16.0%         15.4%                      15.8%        15.4%
   AGENCY GROSS PROFIT .............   $    1,476    $      211        599.5%   $    2,481   $      429         478.3%
      AGENCY GROSS MARGIN ..........        100.0%        100.0%                     100.0%       100.0%
   OTHER GROSS PROFIT ..............   $    1,147    $    1,239         (7.4%)  $    2,021   $    2,858         (29.3%)
      OTHER GROSS MARGIN ...........        100.0%         78.7%                     100.0%        79.9%
   TOTAL GROSS PROFIT ..............   $   40,494    $   48,148        (15.9%)  $   73,481   $   90,141         (18.5%)
      TOTAL GROSS MARGIN ...........         16.9%         15.8%                      16.7%        15.9%

     MERCHANT GROSS PROFIT

     Merchant gross profit consists of merchant revenues less the cost of merchant revenues. For the three and six months ended June 30, 2003, merchant gross profit decreased from the same periods in 2002, primarily due to the weak retail environment for airline tickets and reduced airline inventory available to us. In particular, we believe that lower retail pricing causes customers who might normally be willing to make the tradeoff associated with our products in exchange for savings off of higher retail rates, to purchase travel products at the lower retail rates or from low cost carriers without having to make any tradeoffs. In addition, many airlines grounded portions of their fleets in the aftermath of the terrorist attacks of September 11, 2001, and upon the outbreak of war in Iraq, thus decreasing capacity on existing flights, which we believe reduced airline inventory available to us. We are, however, able to manage the level of gross margins by controlling the price at which we will cause offers to be fulfilled. At the end of 2002, we strategically reduced subsidies applied to certain Name Your Own Price(R) ticket sales. While this resulted in a reduction in revenue, the subsidy reduction positively affected our gross profit and increased our gross margin. In addition, our overall gross margin increased year-over-year as the result of higher margins on the sale of our Name Your Own Price(R) products and a shift in mix from air to non-air product.

     AGENCY GROSS PROFIT

     Agency gross profit consists of agency revenues which is recorded net of agency costs. For the three and six months ended June 30, 2003, agency gross profit increased over the same period in 2002 due to an increase in agency revenues.

     OTHER GROSS PROFIT

     For the three and six months ended June 30, 2003, other gross profit decreased over the same period in 2002 as a result of the decrease in fees earned in connection with our long distance phone service and a decrease in fees earned from our home financing service. There were no license fees received from Hutchison-Priceline Limited for the three and six months ended June 30, 2003.

OPERATING EXPENSES

     ADVERTISING

                                          THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                JUNE 30,                               JUNE 30,
                                                --------                               --------
                                                ($000)                 %                ($000)                 %
                                          2003          2002         CHANGE        2003         2002         CHANGE
                                       ----------    ----------    ----------   ----------   ----------    ----------
   ADVERTISING................         $   10,774    $   12,777        (15.7%)  $   21,872   $   23,004          (4.9%)
   % OF REVENUES .............                4.5%          4.2%                       5.0%         4.1%

     Advertising expenses consist primarily of: (1) television and radio advertising; (2) online and email advertisements; and (3) agency fees, creative talent and production costs for television and radio commercials. For the three and six months ended June 30, 2003, advertising expenses decreased over the same periods in 2002 primarily due to the decrease in radio production and advertising fees, which was partially offset by a increase in television production and advertising fees. We intend to continue to promote the priceline.com brand aggressively throughout the remainder of 2003, and will focus the majority of our advertising resources on our hotel product.

     SALES AND MARKETING

                                          THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                JUNE 30,                               JUNE 30,
                                                --------                               --------
                                                ($000)                 %                ($000)                 %
                                          2003          2002         CHANGE        2003         2002         CHANGE
                                       ----------    ----------    ----------   ----------   ----------    ----------
   SALES AND MARKETING .......         $    9,000    $   11,813         (23.8%) $   17,064   $   22,377         (23.7%)
   % OF REVENUES .............                3.8%          3.9%                       3.9%         4.0%

     Sales and marketing expenses consist primarily of (1) credit card processing fees; (2) fees paid to third-party service providers that operate our call centers; (3) provisions for credit card charge-backs; and (4) compensation for our sales and marketing personnel. For the three and six months ended June 30, 2003, sales and marketing expenses decreased over the same periods in 2002 due to a decrease in credit card processing fees and a reduction in call center expenses, which are primarily variable in nature, and a reduction in product promotion expenses.

     GENERAL AND ADMINISTRATIVE

                                                  THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                        JUNE 30,                                  JUNE 30,
                                                        --------                                  --------
                                                        ($000)                 %                   ($000)                %
                                                  2003          2002         CHANGE          2003          2002        CHANGE
                                               ----------    ----------    ----------     ----------    ----------   ----------
   GENERAL AND ADMINISTRATIVE ..............   $    6,106    $    7,559         (19.2%)   $   12,674    $   14,046         (9.8%)
   STOCK BASED COMPENSATION ................           70           250         (72.0%)           70           500        (86.0%)
                                               ----------    ----------                   ----------    ----------
   TOTAL ...................................   $    6,176    $    7,809                   $   12,744    $   14,546
   % OF REVENUES ...........................          2.6%          2.6%                         2.9%          2.6%

     General and administrative expenses consist primarily of: (1) compensation to our personnel; (2) occupancy expenses; (3) telecommunications costs; and (4) fees for outside professionals. General and administrative expenses decreased during the three and six months ended June 30, 2003 compared with the same periods in 2002 as a result of the decrease in professional fees, a decrease in personnel costs as a result of our fourth quarter 2002 restructuring, and the decrease in stock based compensation, partially offset by higher premiums on our Directors and Officers liability insurance policy.

     SYSTEMS AND BUSINESS DEVELOPMENT

                                                  THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                        JUNE 30,                                  JUNE 30,
                                                        --------                                  --------
                                                        ($000)                 %                   ($000)                %
                                                  2003          2002         CHANGE          2003          2002        CHANGE
                                               ----------    ----------    ----------     ----------    ----------   ----------
   SYSTEMS AND BUSINESS
   DEVELOPMENT .............................   $    5,578    $    6,275         (11.1%)   $   10,508    $   12,603        (16.6%)
   % OF REVENUES ...........................          2.3%          2.1%                         2.4%          2.2%

     Systems and business development expenses consist primarily of: (1) compensation to our information technology and product development staff; (2) data communications and other expenses associated with operating our Internet site; and (3) payments to outside contractors. For the three and six months ended June 30, 2003, systems and business development expenses decreased over the same periods in 2002, primarily as a result of a decrease in compensation to our information technology staff as a result of the fourth quarter 2002 restructuring and a decrease in consultant expenses.

     DEPRECIATION AND AMORTIZATION

                                                  THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                        JUNE 30,                                  JUNE 30,
                                                        --------                                  --------
                                                        ($000)                 %                   ($000)                %
                                                  2003          2002         CHANGE          2003          2002        CHANGE
                                               ----------    ----------    ----------     ----------    ----------   ----------
   DEPRECIATION AND
   AMORTIZATION ............................   $    2,787    $    4,490         (37.9%)   $    6,699    $    8,948        (25.1%)
   % OF REVENUES ...........................          1.2%          1.5%                         1.5%          1.6%

     Depreciation and amortization expenses consist of: (1) amortization of internally developed and purchased software, (2) depreciation of computer equipment, (3) depreciation of our leasehold improvements, office equipment and furniture and fixtures, and (4) amortization of our intangible assets. For the three and six months ended June 30, 2003, depreciation and amortization expense decreased over the same periods in 2002, primarily as a result of a smaller depreciable asset base and a reduction in capital expenditures in 2003.

     SPECIAL AND RESTRUCTURING CHARGES

     During the second quarter of 2002, we decreased the liability for the special charge by approximately $200,000. The reduction resulted from the favorable resolution of certain matters. The adjustment was reflected in the "Special charge (reversal)" line on our Consolidated Statements of Operations.

     During the first quarter 2002, we decreased the liability for the restructuring charge by approximately $824,000. The reduction resulted from the subleasing of office space under more favorable terms than originally anticipated. The adjustment was reflected in the "Restructuring charge (reversal)" line on our Consolidated Statements of Operations.

     WARRANT CHARGE

                                                  THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                        JUNE 30,                                  JUNE 30,
                                                        --------                                  --------
                                                         ($000)                 %                   ($000)                %
                                                  2003          2002         CHANGE          2003          2002        CHANGE
                                               ----------    ----------    ----------     ----------    ----------   ----------
   WARRANT CHARGE ..........................            -             -             -     $    6,638             -            -
   % OF REVENUES ...........................          0.0%          0.0%                         1.5%          0.0%

     The warrant charge for the six months ended June 30, 2003, related to the issuance of warrants to purchase priceline.com common stock to Marriott International, Inc.

     INTEREST INCOME

                                                  THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                        JUNE 30,                                  JUNE 30,
                                                        --------                                  --------
                                                        ($000)                 %                   ($000)                %
                                                  2003          2002         CHANGE          2003          2002        CHANGE
                                               ----------    ----------    ----------     ----------    ----------   ----------
   INTEREST INCOME .........................   $      405    $      788         (48.6%)   $      897    $    1,570        (42.9%)

     For the three and six months ended June 30, 2003, interest income on cash and marketable securities decreased over the same period in 2002 due to a lower invested cash balance and lower interest rates.

     EQUITY IN INCOME OF INVESTEES, NET

                                                  THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                        JUNE 30,                                  JUNE 30,
                                                        --------                                  --------
                                                         ($000)                %                   ($000)                %
                                                  2003          2002         CHANGE          2003          2002        CHANGE
                                               ----------    ----------    ----------     ----------    ----------   ----------
   EQUITY IN INCOME OF
   INVESTEES, NET ..........................   $    1,105    $      245         351.0%    $    1,105    $      737         49.9%

     Equity in income of investees, net for the three and six months ended June 30, 2002 of $1.1 million represented our pro rata share of the net income of pricelinemortgage and our pro rata share of the net loss of Travelweb, LLC. During the second quarter 2003, the estimated fair value of pricelinemortgage exceeded its carrying value.

     TAXES

     For the three and six months ended June 30, 2003 and June 30, 2002, we have recorded no provision for income taxes due to current losses and the availability of fully reserved net operating losses which have been utilized to offset the income tax provision, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2003, we had approximately $149.2 million in cash, cash equivalents, short-term investments and restricted cash. Approximately $16.9 million is restricted cash collateralizing certain letters of credit issued in favor of certain suppliers and landlords. Also included in restricted cash are amounts held by our credit card processor company. We generally invest excess cash to make such funds readily available for operating purposes. Cash equivalents and short-term investments are primarily comprised of highly liquid, high quality, investment grade debt instruments, having maturities of less than one year. See "RECENT DEVELOPMENTS" for a discussion of priceline.com's pricing of $100 million of Convertible Senior Notes.

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

     Net cash provided by operating activities for the six months ended June 30, 2003, was approximately $8.0 million, resulting from a net loss of approximately $42,000 together with approximately $6.0 million of negative changes in certain assets and liabilities offset by non-cash items not affecting June 30 cash flows of approximately $14.0 million. The changes in working capital for the six months ended June 30, 2003, were primarily related to an approximately $11.6 million increase in accounts receivable, and an approximately $6.5 million increase in accounts payable and accrued expenses. The increase in accounts receivable and accounts payable and accrued expenses was primarily due to the increase in hotel revenues. Non-cash items were primarily associated with the Marriott warrant charge and the depreciation and amortization of property and equipment. Net cash provided by operating activities for the six months ended June 30, 2002 was approximately $16.8 million, resulting from our net income of approximately $12.1 million, non-cash items of approximately $8.7 million and offset by negative changes in certain assets and liabilities of approximately $3.9 million.

     Net cash used in investing activities was approximately $10.7 million and approximately $21.6 million for the six months ended June 30, 2003 and 2002, respectively. During the six months ended June 30, 2003, Lowestfare.com, our wholly-owned subsidiary, invested approximately $11.7 million in an equity investment and other acquisitions. In both years, net cash used in investing activities was partially related to purchases of property and equipment. Also affecting net cash used in investing activities in the six months ended June 30, 2002 was the purchase of short-term investments and marketable securities in the amount of approximately $13.2 million.

     Capital expenditures for additions to property and equipment is expected to aggregate approximately $5 to $7 million in the last six months of 2003. On July 31, 2002, our board of directors authorized the repurchase of up to $40 million of common stock from time to time in the open market or in privately negotiated transactions. We may purchase additional shares of our common stock in the future.

     Net cash provided by financing activities was approximately $4.7 million and approximately $3.0 million for the six months ended June 30, 2003 and 2002, respectively, which resulted entirely from proceeds from the exercise of employee stock options.

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

     Expressions of future goals and expectations or similar expressions including, without limitation, "may," "will," "should," "could," "expects," "does not currently expect," "plans," "anticipates," "intends," "believes," "estimates," "predicts," "potential," "targets," or "continue," reflecting something other than historical fact are intended to identify forward-looking statements. The factors described below in the section entitled "Factors That May Affect Future Results" could cause our actual results to differ materially from those described in the forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the reports and documents we file from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     THE FOLLOWING RISK FACTORS AND OTHER INFORMATION INCLUDED IN THIS QUARTERLY REPORT ON FORM 10-Q SHOULD BE CAREFULLY CONSIDERED. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES WE FACE. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY DEEM IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS OPERATIONS. IF ANY OF THE FOLLOWING RISKS OCCUR, OUR BUSINESS, FINANCIAL CONDITION, OPERATING RESULTS AND CASH FLOWS COULD BE MATERIALLY ADVERSELY AFFECTED.

     WE MAY CONTINUE TO INCUR LOSSES

     As of June 30, 2003, we had an accumulated deficit of approximately $1.6 billion, and for the six months ended June 30, 2003, a net loss of approximately $42,000. In particular, a depressed retail environment for the sale of airline tickets and a general decline in leisure travel since the events of September 11, 2001, have had a negative impact on our business and results of operations. We may not have decreased our operating expenses sufficiently to achieve profitability in this difficult operating environment. If our revenues do not grow as expected, we may continue to incur losses and may not achieve or sustain profitability in future years.

     OUR BUSINESS WAS NEGATIVELY IMPACTED BY THE WAR IN IRAQ AND THE OUTBREAK OF SEVERE ACUTE RESPIRATORY SYNDROME AND COULD BE FURTHER DAMAGED BY FUTURE TERRORIST ATTACKS, TRAVEL-RELATED HEALTH CONCERNS OR THE FEAR OF FUTURE TERRORIST ATTACKS OR TRAVEL-RELATED HEALTH CONCERNS

     In the weeks following the commencement of the military conflict with Iraq on March 19, 2003 and the outbreak of Severe Acute Respiratory Syndrome, or SARS, in Asia and elsewhere in the second quarter, we experienced a substantial decline in demand for our travel products and an increase in customer service costs and ticket refunds and cancellations. We believe that our first quarter and second quarter 2003 financial results were adversely affected by the war in Iraq and the outbreak of SARS. Further military conflict or new outbreaks of SARS or another travel-related health concern could have a material adverse effect on our business, results of operations and financial condition. In addition, terrorist attacks, the fear of future terrorist attacks, hostilities involving the United States in other areas of the world or the fear of future outbreaks like SARS are likely to contribute to a general reluctance by the public to travel and, as a result, may have a material adverse effect on our business, results of operations and financial condition.

     OUR "BIND RATE" MAY BE ADVERSELY AFFECTED BY A NUMBER OF FACTORS OUTSIDE OF OUR CONTROL

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

     Additionally, our bind rate has been negatively impacted by the weak retail environment for airline tickets. In particular, we believe that lower retail pricing causes customers who might normally be willing to make the tradeoff associated with our products in exchange for savings off of higher retail rates, to purchase travel products at the lower retail rates or from low-cost carriers without having to make any trade-offs. Further, at the end of 2002, we reduced the subsidies applied to certain Name Your Own Price(R) ticket sales, which also negatively affected our revenues.

     These trends, which negatively impacted our revenues and bind rate in 2002 and the first half of 2003, are expected to continue throughout 2003. As a result, general near term forecasting is very difficult, and more specifically, we are not currently forecasting a recovery in the airline industry or an improvement during 2003 in our airline ticketing business.

     Also, we believe that over time, our lower bind rate may also negatively impact demand for our airline tickets. Further, we believe that lingering effects of September 11, 2001, the war in Iraq, the outbreak of SARS, continued aggressive discounting by the airlines, competition from other on-line distribution channels and low-cost carriers, uncertainty regarding our domestic economy and additional or protracted hostilities in the Middle East or elsewhere, have negatively impacted, and may continue to negatively impact, our airline ticket demand throughout 2003.

     WE ARE DEPENDENT ON THE AIRLINE INDUSTRY AND CERTAIN AIRLINES

     Our financial prospects are significantly dependent upon our sale of leisure airline tickets. Leisure airline tickets represented 28% of booked offers, and an even greater percentage of our revenue, for the six months ended June 30, 2003. Leisure travel, including the sale of leisure airline tickets, is dependent on personal discretionary spending levels. As a result, sales of leisure airline tickets and other leisure travel products tend to decline during general economic downturns and recessions. In addition, unforeseen events, such as terrorist attacks, political instability, regional hostilities, increases in fuel prices, imposition of taxes or surcharges by regulatory authorities, travel-related accidents, travel-related health concerns and unusual weather patterns also may adversely affect the leisure travel industry. As a result, our business also is likely to be affected by those events. Further, work stoppages or labor unrest at any of the major airlines could materially and adversely affect the airline industry and, as a consequence, have a material adverse effect on our business, results of operations and financial condition.

     During the six months ended June 30, 2003, sales of airline tickets from our five largest and two largest airline suppliers accounted for approximately 92.9% and 48.9% of airline ticket revenue, respectively. As a result, currently we are substantially dependent upon the continued participation of these airlines in the priceline.com service in order to maintain and continue to grow our total airline ticket revenues and, as a consequence, our overall revenues.

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

     In addition, given the concentration of the airline industry, particularly in the domestic market, major airlines that are not participating in the priceline.com service, or our competitors, could exert pressure on other airlines not to supply us with tickets. Moreover, the airlines may attempt to establish their own buyer-driven commerce service or participate or invest in other similar services, like Hotwire, a website that offers discounted fares on opaque inventory, or Orbitz LLC, an airline-owned website that competes directly with us.

     THE BANKRUPTCY, DISCONTINUANCE OR CONSOLIDATION OF OUR SUPPLIERS COULD HARM OUR BUSINESS

     We are heavily dependent on our suppliers. One of our largest airline suppliers, United Airlines, is currently operating under the protection of federal bankruptcy laws, and certain other major suppliers, have disclosed publicly the possibility of seeking the protection of the federal bankruptcy laws. If any of our suppliers currently in bankruptcy liquidates or does not emerge from bankruptcy and we are unable to replace such supplier as a participant in priceline.com, our business would be adversely affected. In addition, in the event that another of our major suppliers voluntarily or involuntarily declares bankruptcy and is subsequently unable to successfully emerge from bankruptcy, and we are unable to replace such supplier, our business would be adversely affected. Further, as discussed in "WE ARE DEPENDENT ON THE AIRLINE INDUSTRY AND CERTAIN AIRLINES", because our customers do not choose the airline, hotel or rental car company on which they are booked, the bankruptcy of a major supplier or even the possibility of a major supplier declaring bankruptcy, could discourage consumers from booking their travel products through us. As of July 28, 2003, two of the five rental car brands that supply our rental car business are operating under the protection of the bankruptcy laws. If any or all of such companies discontinue their business, and we are unable to find other suppliers, it would have a material adverse effect on our business, results of operations and financial condition.

     If one of our major suppliers merges or consolidates with, or is acquired by, another company that either does not participate in the priceline.com system or that participates on substantially lower levels, the surviving company may elect not to participate in our system or to participate at lower levels than the previous supplier. In such event, if we are unable to divert sales to other suppliers, our business results of operations and financial condition may be adversely affected.

     UNCERTAINTY REGARDING PAYMENT OF HOTEL OCCUPANCY TAXES

     We are currently conducting a review and interpretation of the tax laws in various states and other jurisdictions relating to the payment of state and local hotel occupancy taxes. Currently, hotels collect and remit hotel occupancy taxes to the various tax authorities based on the amounts collected by the hotels. Consistent with this practice, we recover the taxes on the underlying cost of the hotel room night from customers and remit the taxes to the hotel operators for payment to the appropriate tax authorities. Several jurisdictions have indicated that they may take the position that hotel occupancy tax is applicable to the differential between the price paid by a customer for our service and the cost to us of the underlying room. Historically, we have not collected taxes on this differential. Some state and local jurisdictions could assert that we are subject to hotel occupancy taxes on this differential and could seek to collect such taxes, either retroactively or prospectively or both. Such actions could have a material adverse effect on our business and results of operations. To the extent that any tax authority succeeds in asserting that such a tax collection responsibility exists, it is likely that, with respect to future transactions, we would collect any such additional tax obligation from our customers, which would have the effect of increasing the cost of hotel room nights to our customers and, consequently, could reduce our hotel sales. We will continue to assess the risks of the potential financial impact of additional tax exposure, and to the extent appropriate, we will reserve for those contingencies.


     WE MAY BE UNABLE TO REPURCHASE OUR OUTSTANDING NOTES AS REQUIRED BY THEIR TERMS


     On August 1, 2008, holders of our 1% convertible senior notes may require us to repurchase the notes. In addition, if a change in control, as defined in the indenture relating to the notes, occurs, each holder of the notes may require us to repurchase all or a portion of that holder's notes. It is possible that we may not have sufficient funds or may be unable to arrange for additional financing to pay the principal amount or repurchase price due. Under the terms of the indenture for the notes, we may elect, subject to certain conditions, to pay all or a portion of the repurchase price with shares of common stock. Any future borrowing arrangements or agreements relating to debt to which we become a party may contain restrictions on, or prohibitions against, our repayments or repurchases of the notes. If the maturity date or change in control occurs at a time when our other arrangements prohibit us from repaying or repurchasing the notes, we could try to obtain the consent of the lenders under those arrangements, or we could attempt to refinance the borrowings that contain the restrictions. If we do not obtain the necessary consents or refinance these borrowings, we would be unable to repay or repurchase the notes. In that case, our failure to repurchase any tendered notes or repay the notes upon maturity would constitute an event of default under the indenture.

     INTENSE COMPETITION COULD REDUCE OUR MARKET SHARE AND HARM OUR FINANCIAL PERFORMANCE

     We compete with both online and traditional sellers of the products and services offered on priceline.com. Current and new competitors can launch new sites at a relatively low cost. In addition, the traditional retail industry for the products and services we offer is intensely competitive. Recently, we have seen the continuation of a trend in the online travel industry toward vertical integration. For example, in February 2003, InterActive Corp., formerly USA Interactive, Inc., which owns a controlling stake in Hotels.com L.P., acquired all of Expedia, Inc. InterActive Corp. also recently acquired all of Hotels.com L.P. shares it did not already own. In addition, Hilton Hotels Corporation, Hyatt Corporation, Marriott International, Inc., Intercontinental Hotels Group, Starwood Hotels and Pegasus Solutions, Inc. recently formed Travelweb LLC, a full-service automated distributor of hotel rooms that will compete with us in the online hotel space. If this trend continues, we may not be able to effectively compete with industry conglomerates that have access to greater and more diversified resources than we do.

     We currently or potentially compete with a variety of companies with respect to each product or service we offer. With respect to travel products, these competitors include:

     - Internet travel services such as Expedia, Travelocity.com L.P., Orbitz, Hotels.com and Hotwire, a website that offers discounted fares on opaque inventory;

     -    traditional travel agencies;

     - consolidators and wholesalers of airline tickets and other travel products, including online consolidators such as Hotels.com and Cheaptickets.com;

     - individual or groups of airlines, hotels, rental car companies, cruise operators and other travel service providers (all of which may provide services by telephone or through their branded website); and

     - operators of travel industry reservation databases such as Worldspan, L.P. and Sabre.

     A number of airlines, including a number that participate in our system, have invested in and offer discount airfares and travel services through the Orbitz Internet travel service, and a number of airlines, including a number that participate in our system, participate in and have received an equity stake from Hotwire. The June 2001 launch of Orbitz has had a strong impact on the online travel industry. Specifically, because Orbitz is airline-owned, it is in a position to forego certain revenue streams upon which other online travel suppliers, including us, may be dependent, such as commissions and global distribution system fees. Orbitz's prices, which, unlike ours, are disclosed to the consumer, have typically been lower than other online travel providers offering disclosed price fares.

     Hotwire, which was launched in October 2000, provides airline tickets, hotel rooms and rental car reservations at disclosed prices, although supplier identity and flight times remain opaque. Since its launch, Hotwire has been successful in establishing itself in the online travel marketplace through aggressive advertising which has had the effect of decreasing our market share. If we are unable to effectively compete with Hotwire, our business, results of operation and financial condition will be adversely affected.

     With respect to financial service products, our competitors include banks and other financial institutions and online and traditional mortgage and insurance brokers, including mortgage.com, Quicken Mortgage, E-Loan, LendingTree and iOwn, Inc. In 2003, InterActive Corp. acquired Lending Tree.

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

     Many of our current and potential competitors, including Internet directories, search engines and large traditional retailers, have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing, technical and other resources than priceline.com. Some of these competitors may be able to secure products and services on more favorable terms than we can. In addition, many of these competitors may be able to devote significantly greater resources to:

     -    marketing and promotional campaigns;

     -    attracting traffic to their websites;

     -    attracting and retaining key employees;

     -    securing vendors and inventory; and

     -    website and systems development.

     Increased competition could result in reduced operating margins, loss of market share and damage to our brand. There can be no assurance that we will be able to compete successfully against current and future competitors or that competition will not have a material adverse effect on our business, results of operations and financial condition.

     OUR GROWTH CANNOT BE ASSURED. EVEN IF WE DO EXPERIENCE GROWTH, WE CANNOT ASSURE YOU THAT WE WILL GROW PROFITABLY

     Our business strategy is dependent on the growth of our business. For us to achieve significant growth, consumers and travel suppliers must accept our website as a valuable commercial tool. Consumers who have historically purchased travel products using traditional commercial channels, such as local travel agents and calling suppliers directly, must instead purchase these products on our website. Similarly, travel suppliers will also need to accept or expand their use of our website and view our website as an efficient and profitable channel of distribution for their travel products. Our ability to enhance awareness of the priceline.com brands and offer products and services that will attract and retain a significant number of new consumers and travel suppliers is not certain, and therefore, our growth may be limited.

     WE MAY LOSE OR BE SUBJECT TO REDUCTION OF GLOBAL DISTRIBUTION SYSTEM FEES

     We rely on fees paid to us by Worldspan, L.P. for travel bookings made through Worldspan, L.P.'s global distribution system, or GDS, for a substantial portion of our gross profit and net income. A number of travel suppliers, particularly airlines, have indicated publicly that, as part of an effort to reduce distribution costs, they intend to reduce their dependence over time on what they view to be "expensive" distribution channels such as GDSs. A number of travel suppliers have reached agreements with travel distributors that require rebates of all or part of the fees received from the GDS. Additionally, travel suppliers are encouraging distributors, such as us, to develop technology enabling direct connections, therefore bypassing the GDS. Development of direct connection technology would require the use of information technology resources and could cause us to incur additional operating expenses and delay other projects. We have been and believe that we will continue to be under pressure from travel suppliers to rebate all or part of the travel booking fees we receive from Worldspan, L.P. To the extent that we are required to rebate travel booking fees we currently receive to travel suppliers, and are unable to recover such amounts by charging customers, it could have a material adverse effect on our business, results of operations and financial condition.

     On July 1, 2003, Worldspan was acquired by a corporation newly formed by Citigroup Venture Capital Equity Partners L.P. and Teachers' Merchant Bank. It is unclear what effect, if any, this change in control of Worldspan, L.P. will have on our relationship with Worldspan, L.P. or our business, results of operations or financial condition.

     UNCERTAINTY REGARDING STATE AND LOCAL TAXES

     We file tax returns in such states as required by law based on principles applicable to traditional businesses. In addition, we pay sales and other taxes to suppliers on our purchases of travel services sold through the priceline.com service. In certain cases, where appropriate, we remit taxes directly to the tax authorities. We believe that this practice is consistent with the tax laws of all jurisdictions. However, one or more states could seek to impose additional income tax obligations, sales tax collection obligations or other tax obligations on companies, such as ours, which engage in or facilitate online commerce. A number of proposals have been made at state and local levels that could impose such taxes on the sale of products and services through the Internet or the income derived from these sales.

     Current economic conditions in the United States are triggering active consideration on ways to generate additional tax revenues by both the federal and state and local governments. We cannot predict what changes in tax law or interpretations of such laws may be adopted or assure that such changes or interpretations would not materially impact our business.

     Federal legislation imposing limitations on the ability of states to tax Internet-based sales was enacted in 1998. The Internet Tax Freedom Act exempts specific types of sales transactions conducted over the Internet from multiple or discriminatory state and local taxation through November 1, 2003. If this legislation is not renewed, state and local goverments could impose taxes on Internet-based sales. These taxes could decrease the demand for our products and services or increase our costs of operations, which would have a meterial adverse effect on our business, financial condition and results of operations.

     OUR BUSINESS IS EXPOSED TO RISKS ASSOCIATED WITH CREDIT CARD FRAUD AND CHARGE-BACKS

     To date, our results have been negatively impacted by purchases made using fraudulent credit cards. Because we act as the merchant-of-record, we are held liable for fraudulent credit card transactions on our website as well as other payment disputes with our customers. Accordingly, we calculate and record an allowance for the resulting credit card charge-backs. During the second half of 2001, we launched a company-wide credit card charge-back reduction project aimed at preventing the fraudulent use of credit cards. To date, this project has been successful in reducing fraud; however, if we are unable to continue to reduce the fraudulent use of credit cards on our website, our business, results of operations and financial condition could be materially adversely affected.

     FLUCTUATIONS IN OUR FINANCIAL RESULTS MAKE QUARTERLY COMPARISONS AND FINANCIAL FORECASTING DIFFICULT

     Our revenues and operating results have varied significantly from quarter to quarter because our business experiences seasonal fluctuations, which reflect seasonal trends for the travel products offered by our website. Traditional leisure travel bookings are higher in the first two calendar quarters of the year in anticipation of spring and summer vacations and holiday periods, but online travel reservations may decline with reduced Internet usage during the summer months. In the last two quarters of the calendar year, demand for travel products generally declines and the number of bookings flattens. Our results may also be affected by seasonal fluctuations in the inventory made available to us by airlines, hotels and rental car suppliers. Our revenues and operating results may continue to vary significantly from quarter to quarter because of these factors. As a result, quarter-to-quarter comparisons of our revenues and operating results may not be meaningful. In addition, due to our limited operating history, a relatively new and unproven business model and an uncertain environment in the travel industry, it may be difficult to predict our future revenues or results of operations.

     Because of these fluctuations and uncertainties, our operating results may fail to meet the expectations of securities analysts and investors. If this happens, the trading price of our common stock would almost certainly be materially adversely affected.

     IF WE LOSE OUR KEY PERSONNEL OR CANNOT RECRUIT ADDITIONAL PERSONNEL, OUR BUSINESS MAY SUFFER

     We depend on the continued services and performance of our executive officers and other key personnel. These individuals have acquired specialized knowledge and skills with respect to priceline.com and our operations. We do not have "key person" life insurance policies. Our ability to retain key employees could be materially adversely affected by the decline in the market price of our common stock, limitations on our ability to pay cash compensation that is equivalent to cash paid by traditional businesses and limitations imposed by our employee benefit plans on our ability to issue additional equity incentives. If we do not succeed in attracting new employees or retaining and motivating current and future employees or executive officers, our business could suffer significantly.

     WE RELY ON THE VALUE OF THE PRICELINE.COM BRAND, AND THE COSTS OF MAINTAINING AND ENHANCING OUR BRAND AWARENESS ARE INCREASING

     We believe that maintaining and expanding the priceline.com brand (including Lowestfare.com and Rentalcars.com) are important aspects of our efforts to attract and expand our user and advertiser base. We also believe that the importance of brand recognition will increase due to the relatively low cost for competitors to launch new sites. Promotion of the priceline.com brand will depend largely on our success in satisfying our customers. In addition, we have spent considerable money and resources to date on the establishment and maintenance of the priceline.com brands, and we will continue to spend money on, and devote resources to advertising, marketing and other brand-building efforts to preserve and enhance consumer awareness of the priceline.com brands. We may not be able to successfully maintain or enhance consumer awareness of the priceline.com brands, and, even if we are successful in our branding efforts, such efforts may not be cost-effective. If we are unable to maintain or enhance customer awareness of the priceline.com brands in a cost-effective manner, our business, results of operations and financial condition would be adversely affected.

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

     We also face risks associated with security breaches affecting third parties conducting business over the Internet. Consumers generally are concerned with security and privacy on the Internet, and any publicized security problems could inhibit the growth of the Internet and, therefore, the priceline.com service as a means of conducting commercial transactions.

     TWO LARGE STOCKHOLDERS BENEFICIALLY OWN APPROXIMATELY 34% OF OUR STOCK

     Hutchison Whampoa Limited and its 49.97% shareholder, Cheung Kong (Holdings) Limited, collectively beneficially owned approximately 34% of our outstanding common stock as of June 30, 2003, based on public filings with the SEC. Together, Cheung Kong (Holdings) Limited and Hutchison Whampoa Limited have appointed three of the eleven members of our Board of Directors. As a result of their ownership and positions, Cheung Kong (Holdings) Limited and Hutchison Whampoa Limited collectively are able to significantly influence all matters requiring stockholders approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of our company. In addition, both Cheung Kong (Holdings) Limited and Hutchison Whampoa Limited have registration rights with respect to their shares of priceline.com. On September 19, 2001, Cheung Kong (Holdings) Limited and Hutchison Whampoa Limited withdrew a request they had made for us to file a shelf registration statement to sell shares and obtained rights to purchase up to a 37.5% stake (on a fully diluted basis) in priceline.com, subject to certain limitations. There can be no assurance that Cheung Kong (Holdings) Limited, Hutchison Whampoa Limited, or both, will not make another request for registration and dispose of all or substantially all of our common stock held by them at any time after the effectiveness of a shelf registration statement. Sales of significant amounts of shares held by Cheung Kong (Holdings) Limited or Hutchison Whampoa Limited, or the prospect of these sales, could adversely affect the market price of our common stock. See Note 12 to the Notes to Unaudited Consolidated Financial Statements.

     WE RELY ON THIRD-PARTY SYSTEMS

     We rely on certain third-party computer systems and third-party service providers, including the computerized central reservation systems of the airline, hotel and rental car industries to satisfy demand for airline tickets and hotel room reservations. In particular, our travel business is substantially dependent upon the computerized reservation system of Worldspan, L.P., an operator of a database for the travel industry. Any interruption in these third-party services systems, including Worldspan, L.P.'s system, or deterioration in their performance could prevent us from booking airline, hotel and rental car reservations and have a material adverse effect on our business. Our agreements with third-party service providers are terminable upon short notice and often do not provide recourse for service interruptions. In the event our arrangement with any of such third parties is terminated, we may not be able to find an alternative source of systems support on a timely basis or on commercially reasonable terms and, as a result, it could have a material adverse effect on our business, results of operations and financial condition.

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

     Some of our communications infrastructure is provided by WorldCom, Inc., which currently does business under the MCI brand name and has filed for bankruptcy protection. If WorldCom, Inc. is unable, for any reason, to support the communications infrastructure that it provides us, instabilities in our systems could increase until such time as we were able to replace its services.

     While we do maintain redundant systems and hosting services, it is possible that we could experience an interruption in our business, and we do not carry business interruption insurance sufficient to compensate us for losses that may occur.

     CAPACITY CONSTRAINTS AND SYSTEM FAILURES COULD HARM OUR BUSINESS

     A substantial amount of our computer hardware for operating our services is currently located at the facilities of Cable & Wireless plc in New Jersey. These systems and operations are vulnerable to damage or interruption from human error, floods, fires, power loss, telecommunication failures and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at the Cable & Wireless facility could result in lengthy interruptions in our services. In addition, the failure by Cable & Wireless to provide our required data communications capacity could result in interruptions in our service. Any system failure that causes an interruption in service or decreases the responsiveness of the priceline.com service could impair our reputation, damage our brand name and have a material adverse effect on our business, results of operations and financial condition.

     If our systems cannot be expanded to cope with increased demand or fails to perform, we could experience:

     -    unanticipated disruptions in service;

     -    slower response times;

     -    decreased customer service and customer satisfaction; or

     -    delays in the introduction of new products and services,

any of which could impair our reputation, damage the priceline.com brand and materially and adversely affect our revenues. Publicity about a service disruption also could cause a material decline in our stock price.

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

     LEGAL PROCEEDINGS

     We are a party to the legal proceedings described in Note 10 to our unaudited consolidated financial statements in our Quarterly Report on Form 10-Q for the three months ended June 30, 2003. The defense of the actions described in Note 10 may increase our expenses and an adverse outcome in any of these actions could have a material adverse effect on our business, results of operations and financial condition.

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

     - loss of a major supplier participant, such as an airline or hotel chain;

     -    changes in the status of our intellectual property rights;

     -    lack of success in the expansion of our business model geographically;

     - announcements by third parties of significant claims or proceedings against us or adverse developments in pending proceedings;

     -    additions or departures of key personnel; and

     -    stock market price and volume fluctuations.

     Sales of a substantial number of shares of our common stock could adversely affect the market price of our common stock by introducing a large number of sellers to the market. Given the volatility that exists for our shares, such sales could cause the market price of our common stock to decline significantly. In addition, fluctuations in our stock price and our price-to-earnings multiple may have made our stock attractive to momentum, hedge or day-trading investors who often shift funds into and out of stocks rapidly, exacerbating price fluctuations in either direction, particularly when viewed on a quarterly basis.

     The trading prices of Internet company stocks in general, including ours, have experienced extreme price and volume fluctuations. To the extent that the public's perception of the prospects of Internet or e-commerce companies is negative, our stock price could decline further, regardless of our results. Other broad market and industry factors may decrease the market price of our common stock, regardless of our operating performance. Market fluctuations, as well as general political and economic conditions, such as a recession or interest rate or currency rate fluctuations, also may decrease the market price of our common stock. The market value of e-commerce stocks has declined dramatically recently based on profitability and other concerns. Negative market conditions could adversely affect our ability to raise additional capital.

     We are defendants in a number of securities class action litigations. In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities. To the extent our stock price declines or is volatile, we may in the future be the target of additional litigation. This additional litigation could result in substantial costs and divert management's attention and resources.

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

ITEM 4. CONTROLS AND PROCEDURES

     Prior to filing this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2003, our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions, and there can be no assurance that any design will succeed in achieving its stated goals.

     In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls to the date of their last evaluation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     A description of material legal proceedings to which we are a party is contained in Note 10 to the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held our Annual Meeting of Stockholders on June 9, 2003. Listed below are descriptions of the maters voted on and the results of such meeting. The numbers of shares voted are on a "pre-split" basis and, as a result, do not give effect to priceline.com's one-for-six reverse stock split which was effected on June 16, 2003 after our annual meeting of stockholders.

                                       Number of Stockholders
    Matter Voted On                      For         Withheld
    ---------------                      ---         --------
1. ELECTION OF DIRECTORS
   Richard S. Braddock                180,264,022    11,683,038
   Jeffery H. Boyd                    182,018,744     9,428,316
   Ralph M. Bahna                     189,732,670     2,214,390
   Howard W. Barker, Jr               189,006,078     2,940,982
   Jeffrey E. Epstein                 191,216,326       730,734
   Patricia L. Francy                 188,899,177     3,047,883
   Edmond Tak Chuen Ip                181,681,403    10,265,657
   Dominic Kai Ming Lai               191,147,116       799,944
   Marshall Loeb                      187,403,868     4,543,192
   Nancy B. Peretsman                 181,870,349    10,076,711
   Ian F. Wade                        191,147,669       799,391

     Paul A. Allaire did not stand for re-election as a director.

                                                                                                 Broker
                                                          For         Against      Abstaining   Non-votes
                                                          ---         -------      ----------   ---------
2.  Approval to amend priceline.com's
    certificate of incorporation to effect a
    reverse stock split at a ratio of
    one-for-six                                       177,207,300    14,616,378       123,382       -
3.  Approval to amend priceline.com's
    certificate of incorporation to effect a
    reverse stock split at a ratio of
    one-for-seven                                     167,943,475    20,112,387     3,891,198       -
4.  Approval to amend priceline.com's
    certificate of incorporation to effect a
    reverse stock split at a ratio of
    one-for-eight                                     167,926,300    20,135,983     3,884,777       -
5.  Approval to amend priceline.com's
    certificate of incorporation to effect a
    reverse stock split at a ratio of
    one-for-nine                                      167,902,487    20,151,578     3,892,995       -
6.  Ratification of appointment of Deloitte &
    Touche LLP as independent auditors for
    fiscal year ending December 31, 2003              185,024,962     3,550,280     3,371,818       -

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

EXHIBIT NUMBER     DESCRIPTION
--------------     -----------
3.3                Certificate of Amendment to Amended and Restated Certificate
                   of Incorporation of priceline.com Incorporated
10.76(+)           Second Amendment to the Worldspan Subscriber Entity Agreement,
                   by and between priceline.com Incorporated and Worldspan, L.P.
31.1               Certification of the Chief Executive Officer, pursuant to
                   Section 302 of the Sarbanes-Oxley Act of 2002.
31.2               Certification of Chief Financial Officer, pursuant to Section
                   302 of the Sarbanes-Oxley Act of 2002.
32.1               Certification of Chief Executive Officer, pursuant to Section
                   906 of the Sarbanes-Oxley Act of 2002.
32.2               Certification of Chief Financial Officer, pursuant to Section
                   906 of the Sarbanes-Oxley Act of 2002.

+ Portions of this document have been omitted pursuant to a confidential treatment request.

(b)  REPORTS ON FORM 8-K

     On April 24, 2003, we filed a report on Form 8-K in connection with the election of Patricia L. Francy and Jeffrey E. Epstein to our Board of Directors. On May 2, 2003, we furnished a report on Form 8-K in connection with our first quarter 2003 earnings announcement. On May 21, 2003, we furnished a report on Form 8-K in connection with the presentation of materials at the Goldman Sachs Internet New Media Conference in Las Vegas, Nevada. On June 5, 2003, we filed a report on Form 8-K in connection with the notification from Paul A. Allaire that he intended to resign from priceline.com's Board of Directors, and that he would not stand for re-election to priceline.com's Board of Directors at priceline.com's annual meeting of stockholders on Monday, June 9, 2003. On June 10, 2003, we furnished a report on Form 8-K in connection with our Annual Meeting of Stockholders, and the presentation of the materials at the annual meeting. On June 16, 2003, we filed a report on Form 8-K in connection with the 1-for-6 reverse stock split of all outstanding shares of our common stock, par value $0.008 per share.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PRICELINE.COM INCORPORATED
                                             (Registrant)


Date: August 14, 2003            By:       /s/ Robert J. Mylod, Jr.
                                      ------------------------------------------
                                       Name:    Robert J. Mylod, Jr.
                                       Title:   Chief Financial Officer
                                                (On behalf of the Registrant and
                                                as principal financial officer)