Form 10-K/A
period 2001-12-31
PRICELINE COM INC
filed 2003-11-05
CIK 1075531

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

                                 ---------------

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No ?

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

       Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |X| No | |

       The aggregate market value of common stock held by non-affiliates of priceline.com as of June 30, 2003 was approximately $671 million based upon the closing price reported for such date on the Nasdaq National Market. For purposes of this disclosure, shares of common stock held by persons who are known by priceline.com to own more than 5% of the outstanding shares of common stock on June 30, 2003 and shares held by executive officers and directors of priceline.com on June 30, 2003 have been excluded because such persons may be deemed to be affiliates of priceline.com. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of priceline.com's common stock was 38,290,883 as of November 4, 2003.

================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                   -----------

                                EXPLANATORY NOTE

       This amendment to priceline.com Incorporated's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the "priceline.com 10-K"), as filed by priceline.com on March 29, 2002, is being filed for the purpose of amending the information required by Part III, Item 13 of Form 10-K.


                                      INDEX

PART III

Item 13.     Certain Relationships and Related Transactions....................3
Item 15.     Exhibits..........................................................4
Signatures   ..................................................................5
Certifications.................................................................7

                                    PART III

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

WORLDSPAN

       Paul J. Blackney, who stepped down as a Director of priceline.com in May 2002, was the President and Chief Executive Officer of Worldspan, L.P., a global travel distribution system ("GDS") when priceline.com and Worldspan entered into the Subscriber Entity Agreement, dated October 1, 2001 (the "Subscriber Entity Agreement"), and the Amendment to the Worldspan Subscriber Entity Agreement (the "First Amendment"), each described below. Worldspan was, and continues to be, priceline.com's only GDS for booking travel reservations for its customers.

       Under the Subscriber Entity Agreement, Worldspan agrees to supply priceline.com with computer hardware, software and services that enable priceline.com to book travel reservations and print airline tickets. The aggregate monthly fees for such hardware, software and services are approximately $180,000, but the Subscriber Entity Agreement provides for a 100% discount to priceline.com of such monthly fees so long as priceline.com generates a minimum of 28,250 bookings through the Worldspan GDS. The Subscriber Entity Agreement had a term of sixty-six months.

       Pursuant to the First Amendment, priceline.com was required to generate at least 65% of its bookings in the United States and Canada through the Worldspan GDS. Failure to meet this obligation would have entitled Worldspan to terminate the agreement and made priceline.com liable to Worldspan for liquidated damages up to a cap of $25 million. Worldspan was required to pay priceline.com an incentive payment for each booking generated by priceline.com through the Worldspan GDS. In addition, priceline.com would have been entitled to certain additional incentives of up to $3.3 million in the event priceline.com achieved various aggregate booking targets during the term of the agreement. Each of the Subscriber Entity Agreement and the First Amendment were negotiated at arms length, meaning on commercially reasonable terms that priceline.com believes would have also been agreed to by unrelated third parties.

       Effective April 1, 2003, priceline.com entered into the Second Amendment to the Worldspan Subscriber Entity Agreement (the "Second Amendment") with Worldspan which was negotiated after the departure of Mr. Blackney from our Board of Directors. The Second Amendment amends the Subscriber Entity Agreement and supersedes the First Amendment.

ITEM 15.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    EXHIBITS

EXHIBIT
 NUMBER              DESCRIPTION
-------              -----------

10.71 Subscriber Entity Agreement, dated October 1, 2001, by and between Worldspan, L.P. and priceline.com Incorporated.

10.72 Amendment to the Worldspan Subscriber Entity Agreement, dated October 1, 2001, by and between Worldspan, L.P. and priceline.com Incorporated.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         PRICELINE.COM INCORPORATED


                                         By: /s/ Jeffery H. Boyd
                                             -----------------------------------
                                             Name:    Jeffery H. Boyd
                                             Title:   Chief Executive Officer
                                             Date:    November 5, 2003

                                POWER OF ATTORNEY

       KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffery H. Boyd, Robert J. Mylod Jr. and Peter J. Millones, and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities and Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Amendment to Annual Report on Form 10-K/A and any and all amendments hereto, as fully and for all intents and purposes as he or she might do or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

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


SIGNATURE                            TITLE                                                DATE
---------                            -----                                                ----

/s/ Richard S. Braddock              Chairman                                             November 5, 2003
-----------------------------        and Director
Richard S. Braddock


/s/ Jeffery H. Boyd                  President, Chief Executive Officer and               November 5, 2003
-----------------------------        Director (Principal Executive Officer)
Jeffery H. Boyd


/s/ Thomas P. D'Angelo               Chief Accounting Officer and Controller              November 5, 2003
-----------------------------        (Principal Accounting Officer)
Thomas P. D'Angelo




SIGNATURE                            TITLE                                                DATE
---------                            -----                                                ----

/s/ Robert J. Mylod Jr.              Chief Financial Officer                              November 5, 2003
-----------------------------        (Principal Financial Officer)
Robert J. Mylod Jr.


/s/ Ralph M. Bahna                   Director                                             November 5, 2003
-----------------------------
Ralph M. Bahna


                                     Director                                             November  , 2003
-----------------------------
Howard W. Barker, Jr.


/s/ Jeffrey E. Epstein               Director                                             November 5, 2003
-----------------------------
Jeffrey E. Epstein


/s/ Patricia L. Francy               Director                                             November 5, 2003
-----------------------------
Patricia L. Francy


                                     Director                                             November  , 2003
-----------------------------
Edmond Tak Cheun Ip


                                     Director                                             November  , 2003
-----------------------------
Dominic Kai Ming Lai


                                     Director                                             November  , 2003
-----------------------------
Marshall Loeb


/s/ Nancy B. Peretsman               Director                                             November 5, 2003
-----------------------------
Nancy B. Peretsman


                                     Director                                             November  , 2003
-----------------------------
Ian F. Wade

                                 CERTIFICATIONS


       I, Jeffery H. Boyd, certify that:

1. I have reviewed the amendment of the Annual Report (the "Amended Annual Report") on Form 10-K of priceline.com Incorporated (the "Registrant"); and

2. Based on my knowledge, this Amended Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amended Annual Report.



Dated:  November 5, 2003                  /s/ Jeffery H. Boyd
                                          --------------------------------------
                                 Name:    Jeffery H. Boyd
                                 Title:   President & Chief Executive Officer

                                 CERTIFICATIONS


       I, Robert J. Mylod, Jr., certify that:

1. I have reviewed the amendment to the Annual Report (the "Amended Annual Report") on Form 10-K of priceline.com Incorporated (the "Registrant"); and

2. Based on my knowledge, this Amended Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amended Annual Report.



Dated:  November 5, 2003                    /s/ Robert J. Mylod, Jr.
                                            ------------------------------------
                                     Name:  Robert J. Mylod, Jr.
                                     Title: Chief Financial Officer