Form 10-Q
period 2003-09-30
PRICELINE COM INC
filed 2003-11-14
CIK 1075531

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-25581

PRICELINE.COM INCORPORATED

(Exact name of Registrant as specified in its charter)

Delaware	06-1528493
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

800 Connecticut Avenue
Norwalk, Connecticut 06854

(address of principal executive offices)

(203) 299-8000

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed, since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  YES ☒.  NO ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.  YES ☒.  NO ☐.

Number of shares of Common Stock outstanding at November 11, 2003:

Common Stock, par value $0.008 per share	38,290,883
(Class)	(Number of Shares)

priceline.com Incorporated

Form 10-Q

For the Quarter Ended September 30, 2003

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Condensed Financial Statements

priceline.com Incorporated

CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share data)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$115,302	$67,182
Restricted cash	20,750	18,248
Short-term investments	148,027	64,154
Accounts receivable, net of allowance for doubtful accounts of $1,111 and $1,262, respectively	18,809	13,636
Prepaid expenses and other current assets	6,737	6,348
Total current assets	309,625	169,568
Property and equipment, net	16,603	21,413
Intangible assets, net	4,207	1,694
Goodwill	9,534	10,517
Other assets	22,309	7,970
Total assets	$362,278	$211,162

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$38,467	$35,375
Accrued expenses	22,972	27,889
Other current liabilities	3,100	2,063
Total current liabilities	64,539	65,327

Long-term accrued expenses	545	715
Long-term debt	125,000	—
Total liabilities	190,084	66,042
Commitments and Contingencies (See Notes)

Series B Mandatorily Redeemable Preferred Stock, $0.01 par value; 80,000 authorized shares; $1,000 liquidation value per share; 80,000 shares issued; 13,470 and 13,470 shares outstanding, respectively	13,470	13,470

Stockholders’ equity:
Common stock, $0.008 par value, authorized 1,000,000,000 shares, issued 40,096,959 and 39,258,196 shares, respectively	306	1,884
Treasury stock, 1,806,326 shares and 1,806,326 shares, respectively	(338,410)	(338,410)
Additional paid-in capital	2,055,540	2,033,944
Deferred compensation	(1,514)	—
Accumulated deficit	(1,557,672)	(1,565,869)
Accumulated other comprehensive income	474	101
Total stockholders’ equity	158,724	131,650
Total liabilities and stockholders’ equity	$362,278	$211,162

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Merchant revenues	$240,584	$237,961	$676,135	$800,298
Agency revenues	1,895	160	4,376	589
Other revenues	962	1,843	2,983	5,418
Total revenues	243,441	239,964	683,494	806,305
Cost of merchant revenues	202,793	201,949	569,365	677,432
Cost of agency revenues	—	—	—	—
Cost of other revenues	—	274	—	991
Total costs of revenues	202,793	202,223	569,365	678,423
Gross profit	40,648	37,741	114,129	127,882
Operating expenses:
Advertising	10,284	11,649	32,156	34,653
Sales and marketing	7,242	7,667	21,895	27,389
Personnel	7,441	8,397	22,500	24,552
General and administrative, including option payroll taxes of $154 and $0 for the three months ended September 30, 2003 and 2002, respectively, and $256 and $120 for the nine months ended September 30, 2003 and 2002, respectively	3,212	3,247	8,775	10,111
Information technology	1,878	2,581	6,849	8,866
Depreciation and amortization	2,510	4,850	9,209	13,798
Stock based compensation	106	250	176	750
Other expenses (reversals)	(137)	(92)	(137)	(1,171)
Impairment charge	—	24,229	—	24,229
Warrant costs	—	—	6,638	—
Total operating expenses	32,536	62,778	108,061	143,177
Operating income (loss)	8,112	(25,037)	6,068	(15,295)
Other income:
Interest income	596	677	1,539	2,269
Interest expense	(367)	(21)	(413)	(43)
Equity in income of investees, net	1,389	394	2,494	1,131
Other	—	164	—	165
Total other income	1,618	1,214	3,620	3,522
Net income (loss)	9,730	(23,823)	9,688	(11,773)
Preferred stock dividend	(1,194)	(490)	(1,491)	(2,344)
Net income (loss) applicable to common stockholders	$8,536	$(24,313)	$8,197	$(14,117)
Net income (loss) applicable to common stockholders per basic common share	$0.22	$(0.64)	$0.22	$(0.37)
Weighted average number of basic common shares outstanding	38,044	37,879	37,726	38,025
Net income (loss) applicable to common stockholders per diluted common share	$0.21	$(0.64)	$0.21	$(0.37)
Weighted average number of diluted common shares outstanding	39,812	37,879	38,883	38,025

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

(unaudited)

(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock		Deferred Compensation	Total

	Shares	Amount				Shares	Amount

Balance, January 1, 2003	39,258	$1,884	$2,033,944	$(1,565,869)	$101	(1,806)	$(338,410)	$—	$131,650

Net income applicable to common stockholders	—	—	—	8,197	—	—	—	—	8,197

Unrealized gain on marketable securities	—	—	—	—	288	—	—	—	288

Currency translation adjustment	—	—	—	—	85	—	—	—	85
Comprehensive income	—	—	—	—		—	—	—	8,570

Reclassification of common stock par value due to reverse stock split	—	(1,585)	1,585	—	—	—	—	—	—

Issuance of warrants to purchase common stock	—	—	6,638	—	—	—	—	—	6,638

Issuance of restricted stock under deferred compensation plans	83	1	1,689	—	—	—	—	(1,690)	—

Amortization of deferred compensation	—	—	—	—	—	—	—	176	176

Issuance of preferred stock dividend	80	1	1,490	—	—	—	—	—	1,491

Exercise of options and other	676	5	10,194	—	—	—	—	—	10,199

Balance, September 30, 2003	40,097	$306	$2,055,540	$(1,557,672)	$474	(1,806)	$(338,410)	$(1,514)	$158,724

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2003	2002
OPERATING ACTIVITIES:
Net income (loss)	$9,688	$(11,773)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation	5,083	8,406
Amortization	4,126	5,393
Provision for uncollectible accounts, net	2,159	760
Warrant costs	6,638
Equity in income of investees, net	(2,494)	(1,131)
Net gain on disposal of property and equipment	—	(166)
Impairment charge	—	24,229
Compensation expense arising from deferred stock awards	176	—
Amortization of debt issuance costs	135	—
Changes in assets and liabilities:
Accounts receivable	(7,332)	(1,749)
Prepaid expenses and other current assets	(389)	(3,568)
Accounts payable and accrued expenses	24	(17,597)
Other	1,267	(807)
Net cash provided by operating activities	19,081	1,997
INVESTING ACTIVITIES:
Additions to property and equipment	(4,442)	(7,408)
Proceeds from sales of fixed assets	—	229
Proceeds of convertible notes and warrants of licensees	—	1,840
Investment in short-term investments/marketable securities	(83,585)	(18,209)
Funding of restricted cash and bank certificate of deposit	(2,502)	(2,778)
Equity investment and other acquisitions	(11,696)	—
Net cash used in investing activities	(102,225)	(26,326)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrants	10,240	3,165
Repurchase of common stock	—	(11,777)
Proceeds from issuance of convertible senior notes, net of offering costs	125,000	—
Debt issuance costs	(4,038)	—
Net cash provided by/(used in) financing activities	131,202	(8,612)
Effect of exchange rate changes on cash and cash equivalents	62	(145)
Net increase (decrease) in cash and cash equivalents	48,120	(33,086)
Cash and cash equivalents, beginning of period	67,182	99,943
Cash and cash equivalents, end of period	$115,302	$66,857

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated

Notes to Unaudited Consolidated Financial Statements

1.                                      BASIS OF PRESENTATION

Priceline.com Incorporated (“priceline.com” or the “Company”) is responsible for the consolidated financial statements included in this document.  The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operating results.  The Company prepared the consolidated financial statements following the requirements of the Securities and Exchange Commission for interim reporting.  As permitted under those rules, the Company condensed or omitted certain footnotes or other financial information that are normally required by GAAP for annual financial statements.  These statements should be read in combination with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

During the first quarter of 2003, the Company enhanced its financial reporting format.  In the past, the Company reported revenue segmented between travel and other revenue, a format that was driven by the Company’s pursuit of businesses outside of the travel industry.  With the repositioning of the Company’s long distance and new car products in the fourth quarter of 2002, the Company’s ongoing plan to keep its strategic focus on the online travel sector and its recent commitment to compliment its core Name Your Own Price® products by developing agency-based retail travel products, the decision was made to provide revenue and gross profit reporting in three categories: Merchant (encompassing substantially all of its Name Your Own Price® travel services), Agency (encompassing substantially all of its priced-disclosed retail services) and Other (encompassing all remaining revenue, the largest component of which is advertising revenue).  In the third quarter 2003, the Company further enhanced its financial reporting format by adding two additional operating expense line items, Personnel and Information Technology.  The Company believes that the addition of these line items, as well as the discontinuance of the Systems and Business Development category, is more useful to the reader of its financial statements.  Historical results have been presented to conform to the current period presentation.  In addition, certain other amounts in prior periods’ financial statements have been reclassified to conform to the current period presentation.

On June 9, 2003, the Company’s shareholders approved a one-for-six reverse stock split of the Company’s outstanding common stock. The reverse stock split was effected at 12:01 a.m. on June 16, 2003 and, as a result, the Company’s issued and outstanding common stock was reduced from approximately 227.6 million to approximately 37.9 million shares. The par value of the common stock was not affected by the reverse stock split and remains at $0.008 per share. Consequently, on the Company’s balance sheet, the aggregate par value of the issued common stock was reduced by reclassifying the par value amount of the eliminated shares of common stock to Additional Paid-in Capital. All per share amounts and outstanding shares, including all common stock equivalents (stock options and warrants), have been retroactively restated in the Consolidated Condensed Financial Statements and in the Notes to the Unaudited Consolidated Financial Statements for all periods presented to reflect the reverse stock split.

Revenues, expenses, assets and liabilities can vary during each quarter of the year.  Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

2.                                       STOCK BASED EMPLOYEE COMPENSATION

The following table summarizes relevant information as to reported results under the Company’s APB Opinion No. 25 method of accounting for stock options with supplemental information as if the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” had been applied (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss) applicable to common stockholders, as reported	$8,536	$(24,313)	$8,197	$(14,117)
Add: Stock-based compensation, as reported	106	250	176	750
Deduct: Total stock-based compensation determined under fair value based method for all stock based compensation	(7,170)	(28,506)	(21,369)	(85,519)
Adjusted net income (loss), fair value method for all stock based compensation	$1,472	$(52,569)	$(12,996)	$(98,886)

Basic and diluted income (loss) per share as reported	$0.21	$(0.64)	$0.21	$(0.37)
Basic and diluted income (loss) per share SFAS 123 adjusted	$0.04	$(1.39)	$(0.33)	$(2.60)

The fair value of stock options granted was determined on the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Risk-free interest rate	2.2%	2.8%	2.2%	2.8%
Expected lives	3 years	3 years	3 years	3 years
Volatility	94%	99%	94%	99%

3.                                      NET INCOME (LOSS) PER SHARE

The Company computes basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128 (“SFAS 128”), “Earnings per Share.”  SFAS 128 requires the Company to report both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all potentially dilutive common shares outstanding.  For the three and nine months ended September 30, 2003, for the purpose of calculating earnings per share – basic, the weighted average number of common shares outstanding was 38,043,561 and 37,726,138, respectively.  For the three months ended September 30, 2003, for the purpose of calculating earnings per share – diluted, the weighted average number of common shares outstanding was 39,811,869, which includes 1,768,308 shares representing the dilutive effect of common stock equivalents.  Total anti-dilutive stock options and warrants excluded from diluted earnings per share for the three months ended September 30, 2003 were 7,304,685.  For the nine months ended September 30, 2003, for the purpose of calculating earnings per share – diluted, the weighted average number of common shares outstanding was 38,883,050, which includes 1,156,912 shares representing the dilutive effect of common stock equivalents.  Total anti-dilutive stock options and warrants excluded from diluted earnings per share for the nine months ended September 30, 2003 were 7,789,333.  For the three and nine months ended September 30, 2002, for the purpose of calculating earnings per share – basic, the weighted average number of common shares outstanding was 37,878,867 and 38,025,126, respectively.  Diluted earnings per share exclude the effect of the contingently issuable shares related to the debt described in Note 9 as the conditions which allow for conversion have not been met.  Since the Company incurred a net loss applicable to common stockholders for the three- and nine-month periods ended September 30, 2002, the inclusion of options and warrants in the calculation of weighted average common shares is anti-dilutive and, therefore, there is no difference between basic and diluted earnings per share for those periods.

4.                                      RECENT ACCOUNTING PRONOUNCEMENTS

In May 2002, the Financial Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. Among other things, under the provision of FSAS No. 145, gains and losses from the early extinguishment of debt are no longer classified as an extraordinary item, net of income taxes, but are included in the determination of pretax earnings.  The adoption of this standard, effective January 1, 2003, had no effect on the Company’s financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”).  This statement addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (“EITF”) set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The principal difference between SFAS 146 and EITF 94-3 is that SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred versus EITF 94-3 where a liability was recognized on the date an entity committed to an exit plan.  SFAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002.  The Company adopted the new standard on January 1, 2003, with no effect on the Company’s financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee.  The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002.  The adoption of FIN 45 did not impact the Company’s disclosure, results of operations, financial position or liquidity.

In January 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”).  This interpretation of Accounting Research Bulleting No. 51, “Consolidated Financial Statements”, addresses consolidation by business enterprises of certain variable interest entities where there is a controlling financial interest in a variable interest entity or where the variable interest does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties.  FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  The Company is assessing the impact, if any, of the adoption of FIN 46 on the results of operations and financial condition of the Company.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”).  SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity.  The Company adopted the provisions of SFAS 150 in the third quarter of 2003.  The adoption of SFAS 150 did not have an impact on the Company’s results of operations or financial condition.

5.                                      SPECIAL AND RESTRUCTURING CHARGES

At December 31, 2002, the Company had a balance of $5.1 million in its accrued restructuring charge liability related to restructuring provisions made in 2002 and 2000.  During 2003, the liability decreased by approximately $3.1 million due to payments made during the year and the favorable resolution of certain matters.  Adjustments for the resolution of these matters are reflected in the “Other expenses (reversals)” line on the Company’s Consolidated Statements of Operations.

(In thousands)
Restructuring
Accrued at December 31, 2002	$5,073

Currency translation adjustment	11

Adjustments	(137)

Disbursed during 2003	(2,998)

Accrued at September 30, 2003	$1,949
At September 30, 2003:

Current portion	$1,404

Long-term portion	$545

At September 30, 2003, the restructuring liability consisted of estimated remaining severance, real estate costs and other professional fees related to the Company’s 2002 restructuring plan and estimated remaining real estate costs related to the Company’s 2000 restructuring plan.

6.                                      SHORT-TERM INVESTMENTS

Short-term investments consist of investments with maturities exceeding three months.  The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standard (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. All marketable securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses included in “Accumulated Other Comprehensive Income” on the Consolidated Statement of Changes in Stockholders’ Equity.  The Company recorded an unrealized gain of $288,000 for the nine months ended September 30, 2003.  The specific-identification method is used to determine the cost of all securities. The marketable securities are presented as current assets in the accompanying Consolidated Balance Sheets, as they are intended to meet the short-term working capital needs of the Company.

The fair value of the investments is based on the quoted market price of the securities at the balance sheet dates. Investments are considered to be impaired when a decline in fair value is judged to be other than temporary. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.

The following table summarizes, by major security type, the Company’s marketable securities as of September 30, 2003 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Estimated Fair Value

Commercial Paper	$39,281	$—	$(1)	$39,280
Corporate Notes	9,434	20	—	9,454
U.S. Government Agency-Securities	80,852	267	—	81,119
U.S. Government Agency – Discount Notes	18,132	2	—	18,134
Adjustable Rate Mortgages (ARM’s)	40	—	—	40

Total	$147,739	$289	$(1)	$148,027

Contractual maturities of marketable securities classified as available-for-sale as of September 30, 2003 are as follows (in thousands):

	Amortized Cost	Estimated Fair Value

Due within one year	$115,230	$115,298
Due between one year and two years	32,469	32,689
Due after two years	40	40

Totals	$147,739	$148,027

No gains or losses were realized for the three and nine months ended September 30, 2003.

7.                                      OTHER ASSETS

Other assets at September 30, 2003 and December 31, 2002 consist of the following (in thousands):

	September 30, 2003	December 31, 2002

Investment in pricelinemortgage	$9,255	$6,356
Investment in Travelweb LLC	8,262	—
Deferred debt issuance costs	3,903	—
Other	889	1,614
Total	$22,309	$7,970

Investment in pricelinemortgage represents the Company’s 49% equity investment in pricelinemortgage.  In September 2001, the Company converted a debt instrument into a 49% equity interest in pricelinemortgage and, accordingly, has recognized its pro rata share of pricelinemortgage’s operating results, not to exceed an amount that the Company believes represents the investments’ estimated fair value.  The Company recognized approximately $1.6 million and approximately $2.9 million, respectively, of income from its investment in pricelinemortgage for the three and nine months ended September 30, 2003.  The Company earned advertising fees from pricelinemortgage of approximately $110,000 and approximately $500,000 for the three months ended September 30, 2003 and 2002, respectively, and approximately $511,000 and approximately $1.2 million for the nine months ended September 30, 2003 and 2002, respectively.

In March 2003, Lowestfare.com, a wholly-owned subsidiary of the Company, invested approximately $8.7 million (including fees relating to the transaction) in Travelweb LLC.  Lowestfare.com’s investment represents approximately 14% of the outstanding equity of Travelweb LLC.  The investment is accounted for under the equity method of accounting.  The Company recognizes its pro rata share of Travelweb LLC’s results of operations, which were not material to the Company’s results of operations for the three and nine months ended September 30, 2003.  In connection with the investment, Lowestfare.com and the Company entered into a distribution agreement with Travelweb LLC.  Under the terms of the distribution agreement, Travelweb LLC will become the exclusive provider of published-price, net rate hotel inventory in the U.S. and Canada that will be available on both Lowestfare.com and on priceline.com. Lowestfare.com also has a seat on Travelweb LLC’s Board of Directors.  The Company earned travel commissions from Travelweb LLC of approximately $73,000 for the three and nine months ended September 30, 2003.

The excess of the carrying value of the Company’s equity investments in Travelweb LLC and pricelinemortgage over its equity in the underlying net assets of the investees is approximately $7.8 million.

Deferred debt issuance costs arose from the Company’s issuance of $125 million aggregate principal amount of 1% Convertible Senior Notes due August 1, 2010.  Deferred debt issuance costs of approximately $4.0 million, consisting primarily of underwriting commissions and professional service fees, are being amortized on a straight-line basis over five years.

8.                                      INTANGIBLE ASSETS

The Company’s intangible assets consist of the following (in thousands):

		September 30, 2003			December 31, 2002
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Intangible assets with determinable lives:

Patents	3 years	$1,418	$(837)	$581	$1,588	$(577)	$1,011
Technology	3 years	300	(25)	275	—	—	—
Customer lists	3 years	213	(18)	195	—	—	—
Other	3 - 15 years	303	(184)	119	303	(140)	163
		2,234	(1,064)	1,170	1,891	(717)	1,174

Domain names with indefinite lives		3,037	—	3,037	520	—	520

Total intangible assets		$5,271	$(1,064)	$4,207	$2,411	$(717)	$1,694

Intangible assets (other than goodwill and intangible assets with indefinite lives) are amortized on a straight-line basis.  Intangible assets amortization expense was approximately $153,000 and $97,000 for the three months ended September 30, 2003 and 2002, respectively, and approximately $347,000 and $282,000 for the nine months ended September 30, 2003 and 2002, respectively.

On June 5, 2003, pursuant to an asset purchase agreement, the Company purchased substantially all the assets of rentalcars.com, an Internet travel service.  The acquisition of rentalcars.com was part of the Company’s plan to grow its rental car business.  The acquisition was accounted for as a purchase and, accordingly, the total purchase price of approximately $3.0 million was allocated to the assets acquired, primarily indefinite lived intangibles and other intangibles with determinable lives, based on their respective fair values on the acquisition date.  The results of operations of rentalcars.com are included in the Consolidated Statements of Operations from the acquisition date.  The pro forma effect of the acquisition on the Consolidated Statements of Operations, assuming the acquisition occurred at the beginning of the period, is not material.

The annual estimated amortization expense for the acquired intangible assets for the next five years is as follows (in thousands):

2004	$243
2005	$219
2006	$132
2007	$47
2008	$47

9.                                      CONVERTIBLE DEBT

In the third quarter 2003, the Company issued, in private placement, $125 million aggregate principal amount of Convertible Senior Notes due August 1, 2010, with an interest rate of 1%.  The Company intends to use the net proceeds of the offering for general corporate purposes, strategic purposes and working capital requirements.  The notes are convertible, subject to certain conditions, into priceline.com’s common stock, par value $0.008 per share, at the option of the holder, at a conversion price of approximately $40.00 per share, subject to adjustment upon the occurrence of specified events.  Each $1,000 principal amount of notes will initially be convertible into 25 shares of the Company’s common stock if, on or prior to August 1, 2008, if the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading days ending on the first day of a conversion period is more than 110% of the then current conversion price of the notes, or after August 1, 2008, the closing price of the Company’s common stock is more than 110% of the then current conversion price of the notes.  The notes are also convertible in certain other circumstances set forth in the offering memorandum, such as a change in control of the Company.  In addition, the notes will be redeemable at the Company’s option beginning in 2008, and the holders may require the Company to repurchase the notes on August 1, 2008 or in certain other circumstances.  Interest on the notes is payable on February 1 and August 1 of each year.  The Company filed a Registration Statement on Form S-3 for the resale of the notes and the shares of common stock issuable upon conversion of the notes; however, the SEC has not yet declared the Registration Statement to be effective.

10.                               TREASURY STOCK

On July 31, 2002, the Company’s Board of Directors authorized the repurchase of up to $40 million of the Company’s common stock from time to time in the open market or in privately negotiated transactions.  As part of the stock repurchase program, the Company purchased 897,953 shares of its common stock for its treasury during the period ended December 31, 2002 at an aggregate cost of approximately $11.8 million.  All shares were purchased at prevailing market prices.

The Company may continue or, from time to time, suspend repurchases of shares under its stock repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.  Whether and when to initiate and/or complete any purchase of common stock and the amount of common stock purchased will be determined in the Company’s complete discretion.  As of September 30, 2003, there were approximately 1.8 million shares of the Company’s common stock held in treasury.

11.                             DELTA AIR LINES

During the first quarter of 2001, Delta Air Lines, Inc. (“Delta”) received 80,000 shares of a newly created Series B Preferred Stock and warrants (the “Warrants”) to purchase approximately 4.5 million shares of the Company’s common stock at an exercise price of $17.81 per share.  The exercise price of the Warrants is paid by surrendering .0178125 shares of Series B Preferred Stock for each share of the Company’s common stock purchased.

Pursuant to the terms of the certificate of designations relating to the Series B Preferred Stock, the Series B Preferred Stock bears a dividend that is payable through the issuance of approximately 500,000 shares of the Company’s common stock each year, subject to adjustment as provided for in the certificate of designations (and as described below as the result of exercise of the Warrants).  The Series B Preferred Stock has a liquidation preference of $1,000 per share and is subject to mandatory redemption on February 6, 2007. In the event the Company consummates any of certain business combination transactions, the Series B Preferred Stock may be redeemed at the option of the Company or Delta at the liquidation preference per outstanding share plus all dividends accrued but not paid on the shares.  In such an event, Delta would be entitled to receive an amount equal to the sum of the dividend payments that would have accrued or cumulated on the shares to be redeemed through the remaining scheduled dividend payment dates.

During 2001, Delta exercised Warrants to purchase approximately 3.1 million shares of the Company’s common stock and on January 29, 2002, Delta exercised Warrants to purchase 666,667 shares of the Company’s common stock. As a result, there are 13,470 shares of Series B Preferred Stock outstanding with an aggregate liquidation preference of approximately $13.5 million and the Company’s future semi-annual dividend requirement is 40,240 shares of common stock.  In accordance with the terms of the Series B Preferred Stock, the Company delivered to Delta 40,240, 40,240, 40,240 and 75,718 shares of the Company’s common stock as dividend payments on August 6, 2003, February 6, 2003, August 6, 2002 and February 6, 2002, respectively.  As a result, the Company recorded a non-cash dividend of approximately $1.19 million, approximately $297,000, approximately $490,000 and approximately $1.85 million in the third quarter of 2003, first quarter of 2003, third quarter of 2002 and the first quarter of 2002, respectively.

The Warrants provide that at any time the closing sales price of the Company’s common stock has exceeded $53.4375 (subject to adjustment) for 20 consecutive trading days, the Warrants will automatically be exercised.  As of September 30, 2003, there were 756,199 Warrants outstanding.

12.                               MARRIOTT WARRANTS

In March 2003, in connection with the renewal of a marketing agreement with Marriott International, Inc., (“Marriott”) the Company issued Marriott 833,333 warrants to purchase shares of the Company’s common stock at an exercise price of $9.84 per share.  The warrants, which are not transferable, are fully vested, non-forfeitable, and will be exercisable no earlier than three years from the date of issuance (subject to certain limited exceptions in the event of a reorganization, recapitalization, merger or consolidation involving priceline.com).  In connection with the issuance of the warrants, the Company recorded a charge of approximately $6.6 million in the first quarter of 2003.

13.                               COMMITMENTS AND CONTINGENCIES

On January 6, 1999, the Company received notice that a third party patent applicant and patent attorney, Thomas G. Woolston, purportedly had filed in December 1998 with the United States Patent and Trademark Office a request to declare an interference between a patent application filed by Woolston and the Company’s U.S. Patent 5,794,207.  The Company is currently awaiting information from the Patent Office regarding whether it will initiate an interference proceeding.

Subsequent to the Company’s announcement on September 27, 2000 that revenues for the third quarter 2000 would not meet expectations, it was served with the following putative class action complaints:

•                  Weingarten v. priceline.com Incorporated
and Jay S. Walker
3:00 CV 1901 (District of Connecticut).

•                  Twardy v. priceline.com Inc.,
Richard S. Braddock, Daniel H. Schulman and Jay S. Walker
3:00 CV 1884 (District of Connecticut).

•                  Berdakina v. priceline.com Inc.,
Richard S. Braddock, Daniel H. Schulman and Jay S. Walker
3:00 CV 1902 (District of Connecticut).

•                  Mazzo v. priceline.com Inc.,
Richard S. Braddock, Daniel H. Schulman and Jay S. Walker
3:00 CV 1924 (District of Connecticut).

•                  Fialkov v. priceline.com Inc.,
Richard S. Braddock, Daniel H. Schulman and Jay S. Walker
3:00 CV 1954 (District of Connecticut).

•                  Licht v. priceline.com Incorporated and
Jay S. Walker 3:00 CV 2049 (District of Connecticut).

•                  Ayach v. priceline.com Inc.,
Richard S. Braddock, Daniel H. Schulman and Jay S. Walker
3:00 CV 2062 (District of Connecticut).

•                  Zia v. priceline.com Inc.,
Richard S. Braddock, Daniel H. Schulman and Jay S. Walker
3:00 CV 1968 (District of Connecticut).

•                  Mazzo v. priceline.com Inc.,
Richard S. Braddock, Daniel H. Schulman and Jay S. Walker

3:00 CV 1980 (District of Connecticut).

•                  Bazag v. priceline.com Inc.,
Richard S. Braddock, Daniel H. Schulman and Jay S. Walker
3:00 CV 2122 (District of Connecticut).

•                  Breier v. priceline.com Inc.,
Richard S. Braddock, Daniel H. Schulman and Jay S. Walker
3:00 CV 2146 (District of Connecticut).

•                  Farzam et al. v. priceline.com Inc.,
Richard S. Braddock, Daniel H. Schulman and Jay S. Walker
3:00 CV 2176 (District of Connecticut).

•                  Caswell v. priceline.com Inc.,
Richard S. Braddock, Daniel H. Schulman and Jay S. Walker
3:00 CV 2169 (District of Connecticut).

•                  Howard Gunty Profit Sharing Plan v. priceline.com Inc.
Richard S. Braddock, Daniel H. Schulman and Jay S. Walker
3:00 CV 1917 (District of Connecticut).

•                  Cerelli v. priceline.com Inc.,
Richard S. Braddock, Daniel H. Schulman and Jay S. Walker
3:00 CV 1918 (District of Connecticut)

•                  Mayer v. priceline.com Inc.,
Richard S. Braddock, Daniel H. Schulman and Jay S. Walker
3:00 CV 1923 (District of Connecticut)

•                  Anish v. priceline.com Inc.,
Richard S. Braddock, Daniel H. Schulman and Jay S. Walker
3:00 CV 1948 (District of Connecticut)

•                  Atkin v. priceline.com Inc.,
Richard S. Braddock, Daniel H. Schulman and Jay S. Walker
3:00 CV 1994 (District of Connecticut).

•                  Lyon v. priceline.com Inc.,
Richard S. Braddock, Daniel H. Schulman and Jay S. Walker
3:00 CV 2066 (District of Connecticut).

•                  Kwan v. priceline.com Inc.,
Richard S. Braddock, Daniel H. Schulman and Jay S. Walker
3:00 CV 2069 (District of Connecticut).

•                  Krim v. priceline.com Inc.,
Richard S. Braddock, Daniel H. Schulman and Jay S. Walker
3:00 CV 2083 (District of Connecticut).

•                  Karas v. priceline.com Inc.,
Richard S. Braddock, Daniel H. Schulman and Jay S. Walker
3:00 CV 2232 (District of Connecticut).

•                  Michols v. priceline.com Inc.,
Richard S. Braddock, Daniel H. Schulman and Jay S. Walker
3:00 CV 2280 (District of Connecticut).

All of these cases have been assigned to Judge Dominick J. Squatrito.  On September 12, 2001, Judge Squatrito ordered that these cases be consolidated under the Master File No. 3:00cv1884 (DJS), and he designated lead plaintiffs and lead plaintiffs’ counsel.  On October 29, 2001, plaintiffs served a Consolidated Amended Complaint.  On February 5, 2002, Amerindo Investment Advisors, Inc., who is one of the lead plaintiffs in the consolidated action, made a motion for leave to withdraw as lead plaintiff.  The court has yet to rule on that motion.  On February 28, 2002, the Company filed a motion to dismiss the Consolidated Amended Complaint.  That motion has been fully briefed.  The Court has yet to rule on that motion.  On July 26 and August 1, 2002, the Court issued scheduling orders concerning pretrial proceedings.  The Company intends to defend vigorously against this action.  The Company is unable to predict the outcome of these suits or reasonably estimate a range of possible loss, if any.

In addition, on November 1, 2000 the Company was served with a complaint that purported to be a shareholder derivative action against its Board of Directors and certain of its current and former executive officers, as well as the Company (as a nominal defendant).  The complaint alleged breach of fiduciary duty and waste of corporate assets.  The action is captioned Mark Zimmerman v. Richard Braddock, J. Walker, D. Schulman, P. Allaire, R. Bahna, P. Blackney, W. Ford, M. Loeb, N. Nicholas, N. Peretsman, and priceline.com Incorporated 18473-NC (Court of Chancery of Delaware, County of New Castle, State of Delaware).  On February 6, 2001, all defendants moved to dismiss the complaint for failure to make a demand upon the Board of Directors and failure to state a cause of action upon which relief can be granted.  Pursuant to a stipulation by the parties, an amended complaint was filed on June 21, 2001.  Defendants renewed their motion to dismiss on August 20, 2001, and plaintiff served his opposition to that motion on October 26, 2001.  Defendants filed their reply brief on January 7, 2002.  On December 20, 2002, the Court granted Defendants’ motion without prejudice.  On April 25, 2003, a second amended complaint, adding H. Miller, was filed and a motion seeking leave of court to file the second amended complaint was filed on July 28, 2003.  Defendants filed their opposition to that motion on October 31, 2003.  The Company intends to defend vigorously against this action.  The Company is unable to predict the outcome of the suit or reasonably estimate a range of possible loss, if any.

On March 16, March 26, April 27, and June 5, 2001, respectively, four putative class action complaints were filed in the U.S. District Court for the Southern District of New York naming priceline.com, Inc., Richard S. Braddock, Jay Walker, Paul Francis, Morgan Stanley Dean Witter & Co., Merrill Lynch, Pierce, Fenner & Smith, Inc., BancBoston Robertson Stephens, Inc. and Salomon Smith Barney, Inc. as defendants (01 Civ. 2261, 01 Civ. 2576, 01 Civ. 3590 and 01 Civ. 4956).  Shives et al. v. Bank of America Securities LLC et al., 01 Civ. 4956, also names other defendants and states claims unrelated to the Company.  The complaints allege, among other things, that priceline.com and the individual defendants violated the federal securities laws by issuing and selling priceline.com common stock in priceline.com’s March 1999 initial public offering without disclosing to investors that some of the underwriters in the offering, including the lead underwriters, had allegedly solicited and received excessive and undisclosed commissions from certain investors.  By Orders of Judge Mukasey and Judge Scheindlin dated August 8, 2001, these cases were consolidated for pre-trial purposes with hundreds of other cases, which contain allegations concerning the allocation of shares in the initial public offerings of companies other than priceline.com, Inc.  By Order of Judge Scheindlin dated August 14, 2001, the following cases were consolidated for all purposes:  01 Civ. 2261; 01 Civ. 2576; and 01 Civ. 3590.  On April 19, 2002, plaintiffs filed a Consolidated Amended Class Action Complaint in these cases.  This Consolidated Amended Class Action Complaint makes similar allegations to those described above but with respect to both the Company’s March 1999 initial public offering and the Company’s August 1999 second public offering of common stock.  The named defendants are priceline.com, Inc., Richard S. Braddock, Jay S. Walker, Paul E. Francis, Nancy B. Peretsman, Timothy G. Brier, Morgan Stanley Dean Witter & Co., Goldman Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith, Inc., Robertson Stephens, Inc. (as successor-in-interest to BancBoston), Credit Suisse First Boston Corp. (as successor-in-interest to Donaldson Lufkin & Jenrette Securities Corp.), Allen & Co., Inc. and Salomon Smith Barney, Inc.  Priceline, Richard Braddock, Jay Walker, Paul Francis, Nancy Peretsman, and Timothy Brier, together with other issuer defendants in the consolidated litigation, filed a joint motion to dismiss on July 15, 2002.  On November 18, 2002, the cases against the individual defendants were dismissed without prejudice and without costs.  In addition, counsel for plaintiffs and the individual defendants executed Reservation of Rights and Tolling Agreements, which toll the statutes of limitations on plaintiffs’ claims against those individuals.  On February 19, 2003, Judge Scheindlin issued an Opinion and Order granting in part and denying in part the issuer’s motion.  None of the claims against the Company were dismissed.  On June 26, 2003, counsel for the plaintiff class announced that they and counsel for the issuers had agreed to the form of a Memorandum of Understanding to settle claims against the issuers.  The terms of that Memorandum provide that class members will be guaranteed $1 billion dollars in recoveries by the insurers of the issuers and that settling issuer defendants will assign to the class members certain claims that they may have against the underwriters.  Issuers also agree to limit their abilities to bring certain claims against the underwriters.  If recoveries in excess of $1 billion dollars are obtained by the class from any non-settling defendants, the settling defendants’ monetary obligations to the class plaintiffs will be satisfied; any amount recovered from the underwriters that is less than $1 billion will be paid by the insurers on behalf of the issuers.  The Memorandum, which is subject to the approval of each issuer, was approved by a special committee of the priceline.com Board of Directors on Thursday, July 3, 2003.  Any proposed settlement is subject to the parties entering into a formal written agreement and final approval by the Court.

On November 7, 2003, the Company was served with a complaint that purported to be a shareholder derivative action against its Board of Directors and certain of its current and former executive officers, as well as the Company (as a nominal defendant).  The complaint alleged, among other things, breach of fiduciary duty, waste of corporate assets and misappropriation of corporate information.  The claims in the complaint appear to be substantially repetitive of the claims pending in the derivative action in Delaware described above.  The action is captioned Don Powell v. Richard S. Braddock, Jay S. Walker, Daniel H. Schulman, Paul A. Allaire, Ralph M. Bahna, Paul J. Blackney, William E. Ford, Marshall Loeb, N. J. Nicholas, Jr., Nancy B. Peretsman, and Heidi G. Miller and priceline.com Incorporated (Superior Court, Judicial District of Stamford/Norwalk, State of Connecticut).  The Company intends to defend vigorously against this action.  The Company is unable to predict the outcome of this suit or reasonably estimate a range of possible loss, if any.

From time to time, the Company has been and expects to continue to be subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of third party intellectual property rights by it.  Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources and could adversely affect the Company’s business, results of operations and financial condition.

Uncertainty regarding payment of hotel occupancy taxes – The Company is currently conducting a review and interpretation of the tax laws in various states and other jurisdictions relating to the payment of state and local hotel occupancy taxes.  Currently, hotels collect and remit hotel occupancy taxes to the various tax authorities based on the amounts collected by the hotels.  Consistent with this practice, the Company recovers the taxes on the underlying cost of the hotel room night from customers and remits the taxes to the hotel operators for payment to the appropriate tax authorities.  Several jurisdictions have indicated that they may take the position that hotel occupancy tax is applicable to the differential between the price paid by a customer for the Company’s service and the cost to the Company of the underlying room.  Historically, the Company has not collected taxes on this differential.  Some state and local jurisdictions could assert that the Company is subject to hotel occupancy taxes on this differential and could seek to collect such taxes, either retroactively or prospectively or both.  Such actions could have a material adverse effect on the Company’s business and financial condition.  To the extent that any tax authority succeeds in asserting that such a tax collection responsibility exists, it is likely that, with respect to future transactions, the Company would collect any such additional tax obligation from its customers, which would have the effect of increasing the cost of hotel room nights to the Company’s customers and, consequently, could reduce its hotel sales.  The Company will continue to assess the risks of the potential financial impact of additional tax exposure, and to the extent appropriate, it will reserve for those contingencies.

14.                               TAXES

For the three and nine months ended September 30, 2003 and 2002, the Company has recorded no provision for income taxes due to either losses in 2002 or the availability of previously fully reserved net operating losses which have been utilized to offset the income tax provision.

15.                               SUBSEQUENT EVENTS

On October 3, 2003 the Company restructured its relationship with Hutchison-Priceline Limited, a subsidiary of Hutchison Whampoa Limited, or Hutchison, whereby, among other things, the amount of shares Hutchison-Priceline is authorized to issue was increased, and the par value of Hutchison-Priceline common shares was decreased.  Pursuant to the proposed restructuring agreement, the Company and Hutchison converted their outstanding convertible notes into shares of Hutchison-Priceline Limited, and Hutchison purchased shares and was granted the right to purchase additional shares in Hutchison-Priceline Limited until March 31, 2004.  After the restructuring, the Company and Hutchison own approximately 15% and 85%, respectively, of the outstanding equity securities of Hutchison-Priceline Limited.  Under the new agreements, the Company continues to license its business model and provide its expertise in technology and operations to Hutchison-Priceline Limited.  Hutchison and Cheung Kong (Holdings) Limited, a company affiliated with Hutchison, own approximately 34% of the Company’s outstanding common stock and hold three seats on the Company’s board of directors.  The Company holds one seat on Hutchison-Priceline’s board of directors.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes to those statements, included elsewhere in this Form 10-Q, and the Section entitled “Special Note Regarding Forward Looking Statements” in this Form 10-Q.  As discussed in more detail in the Section entitled “Special Note Regarding Forward Looking Statements,” this discussion contains forward-looking statements which involve risks and uncertainties.  Our actual results may differ materially from the results discussed in the forward-looking statements.  Factors that might cause those differences include, but are not limited to, those discussed in “Factors That May Affect Future Results.”

Overview

We have pioneered a unique e-commerce pricing system known as a “demand collection system” that enables consumers to use the Internet to save money on products and services while enabling sellers to generate incremental revenue. Using a simple and compelling consumer proposition - Name Your Own Price® - we collect consumer demand, in the form of individual customer offers, for a particular product or service at a price set by the customer.  We then access databases or, in some instances, communicate that demand to participating sellers to determine whether we can fulfill the customer’s offer. For most of these transactions, we establish the price we will accept, have total discretion in supplier selection, purchase and take title to the particular product and are the merchant of record. Consumers agree to hold their offers open for a specified period of time and, once fulfilled, offers generally cannot be canceled. We benefit consumers by enabling them to save money, while at the same time benefiting sellers by providing them with an effective revenue management tool capable of identifying and capturing incremental revenues. By requiring consumers to be flexible with respect to brands, sellers and product features, we enable sellers to generate incremental revenue without disrupting their existing distribution channels or retail pricing structures.

We recently launched a new feature on our website that allows our customers to purchase airline tickets at disclosed prices.  This feature is integrated with our Name Your Own Price® technology in a manner that permits customers maximum flexibility by allowing them to select a price-disclosed itinerary or to make use of the Name Your Own Price® technology.  It is too early for us to determine the impact that this launch will have on our business results.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments.”

Our Name Your Own Price® business model and brand are currently, through us or independent licensees, supporting several products and service offerings, including the following:

•                  leisure airline tickets, provided by 9 domestic and 26 international airline participants, and travel insurance;

•                  hotel rooms, in substantially all major United States markets with more than 50 national hotel chains, and in a limited number of markets outside the United States;

•                  rental cars, in substantially all major United States airport markets with five leading rental car chains as participants;

•                  home financing services, in substantially all major United States markets, which includes home mortgage services, home equity loans and refinancing services;

•                  fixed-price cruises and cruise packages, through a third party that accesses major cruise lines; and

•                  vacation packages, in many United States and certain international markets.

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

Our overall financial prospects are significantly dependent upon our sale of leisure airline tickets and, as a result, the health of our business is directly related to the health of the airline industry.  The domestic airline industry has experienced significant revenue declines since the beginning of 2001 and most domestic airlines, and many of our major suppliers, are experiencing significant losses which worsened as a result of the war in Iraq and the outbreak of SARS.  If the major airlines are unable to stem these losses, additional bankruptcy filings by major airlines are possible.  See “Factors That May Affect Future Results – The Bankruptcy, Discontinuance or Consolidation of Our Suppliers Could Harm Our Business.”

Since the terrorist attacks of September 11, 2001, and, more recently, following the outbreak of war with Iraq and the outbreak of SARS, the major airlines have grounded portions of their fleets, significantly reducing the number of available airline seats, and have deeply discounted retail airline tickets to stimulate demand.  These actions have had, and continue to have, a detrimental effect on our business.  Deep retail discounting by the airlines affects our demand and our “bind rate” (the percentage of unique offers that we ultimately fulfill) by hurting our value proposition and making users less willing to accept the trade-offs associated with our Name Your Own Price – or “opaque” — leisure airline tickets.  In addition, decreased airline capacity hurts our business by reducing the levels of inventory available to us and increasing our cost of inventory.  Customer offer prices have not kept pace with the increase in our cost of inventory and are, therefore, lower in proportion to our average cost of supply, negatively affecting our bind rate.

We believe that over time, our lower bind rate may also negatively impact demand for our airline tickets.  Lingering effects of September 11, 2001, hostilities in the Middle East, and the outbreak of SARS, continued aggressive discounting by the airlines, competition from other on-line distribution channels and low-cost carriers, and uncertainty regarding our domestic economy, we believe have, and may continue to, negatively impact our airline ticket demand throughout the remainder of 2003 and into 2004.

As a result, near term forecasting is very difficult and we are not currently forecasting a recovery in the airline industry or a marked improvement during the remainder of 2003 or early 2004 in our opaque airline ticketing business.

We intend to continue to develop our non-air business, in particular our hotel and rental car businesses, for which demand and bind remains relatively strong, continue to evaluate and implement ways to improve offer quality and our bind rate, diversify our revenue among non-opaque products (such as retail travel products offered through our wholly-owned subsidiary, Lowestfare.com) and broaden our customer appeal through marketing efforts relating to both priceline.com and Lowestfare.com.  Specifically, we intend to increase our advertising budget by approximately $3 million in the fourth quarter 2003 and first quarter 2004 in a program designed to support television and radio advertising of the relaunch of our airline ticket product discussed below.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments.”  However, further terrorist attacks, hostilities in the Middle East, the insolvency of a major domestic airline now in bankruptcy, the bankruptcy of an additional carrier or the withdrawal from our system of a major airline or hotel supplier could adversely affect our business and results of operations.

A number of travel suppliers, particularly airlines, have indicated publicly that, as part of an effort to reduce distribution costs, they intend to reduce their dependence over time on what they view to be “expensive” distribution channels such as global distribution systems (GDSs).  A number of travel suppliers have reached agreements with travel distributors that require rebates of all or part of the fees received from the GDS.  Additionally, travel suppliers are encouraging distributors, such as us, to develop technology enabling direct connections therefore bypassing the GDS.  Development of direct connection technology would require the use of information technology resources and could cause us to incur additional operating expenses and delay other projects.  We have been and believe that we will continue to be under pressure from travel suppliers to rebate all or part of the travel booking fees we receive from Worldspan, L.P., our GDS.  To the extent that we are required to rebate travel booking fees we currently receive from our GDS to travel suppliers, and are unable to recover such amounts by charging customers, it could have an adverse effect on our business, results of operations and financial condition.  In addition, on July 1, 2003, a corporation newly formed by Citigroup Venture Capital Equity Partners L.P. and Teachers’ Merchant Bank, purchased Worldspan, L.P. from its airline owners. It is unclear what effect, if any, a change in control of Worldspan, L.P. will have on our relationship with Worldspan, L.P. or our business, results of operations or financial condition and cash flows.

In the third quarter 2003, we issued, in private placement, $125 million aggregate principal amount of Convertible Senior Notes due August 1, 2010, with an interest rate of 1%.  We intend to use the net proceeds of the offering for general corporate purposes, strategic purposes and working capital requirements.  The notes are convertible, subject to certain conditions, into our common stock, par value $0.008 per share, at the option of the holder, at a conversion price of approximately $40.00 per share, subject to adjustment upon the occurrence of specified events.  Each $1,000 principal amount of notes will initially be convertible into 25 shares of our common stock if, on or prior to August 1, 2008, the closing price of our common stock for at least 20 trading days in the 30 consecutive trading days ending on the first day of a conversion period, as defined in the prospectus, is more than 110% of the then current conversion price of the notes, or after August 1, 2008, the closing price of our common stock is more than 110% of the then current conversion price of the notes.  The notes are also convertible in certain other circumstances set forth in the offering memorandum, such as a change in control of priceline.com.  In addition, the notes will be redeemable at our option beginning in 2008, and the holders may require us to repurchase the notes on August 1, 2008 or in certain other circumstances.  Interest on the notes is payable on February 1 and August 1 of each year.  We filed a Registration Statement on Form S-3 for the resale of the notes and the shares of common stock issuable upon conversion of the notes; however, the SEC has not yet declared the Registration Statement to be effective.

We believe that our success will depend in large part on our ability to maintain profitability, primarily from our travel business, to continue to promote the priceline.com brand and, over time, to offer other travel products and services on our website. We intend to continue to invest in marketing and promotion, technology and personnel within parameters consistent with attempts to improve operating results. Our goal is to improve gross margins in an effort to achieve and maintain profitability. Our limited operating history and the uncertain environment described above makes the prediction of future results of operations difficult, and accordingly, we cannot assure you that we will achieve revenue growth and sustain profitability.

Financial Presentation

During the first quarter of 2003, we enhanced our financial reporting format.  In the past, we reported revenue segmented between travel and other revenue, a format that was driven by our pursuit of businesses outside of the travel industry.  With the repositioning of our long distance and new car products in the fourth quarter of 2002, our ongoing plan to keep our strategic focus on the online travel sector and our recent commitment to compliment our core Name Your Own Price® products by developing agency-based retail travel products, the decision was made to provide revenue and gross profit reporting in three categories: Merchant (encompassing substantially all of our Name Your Own Price® travel services), Agency (encompassing substantially all of our priced-disclosed retail services) and Other (encompassing all remaining revenue, the largest component of which is advertising revenue).  In the third quarter 2003, we further enhanced our financial reporting format by adding two additional operating expense line items, Personnel and Information Technology.  We believe that the addition of these line items, as well as the discontinuance of the Systems and Business Development category, is more useful to readers of our financial statements.

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

Recent Accounting Pronouncements

A description of recent accounting pronouncements is contained in Note 4 to the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

Recent Developments

On October 3, 2003, we restructured our relationship with Hutchison-Priceline Limited, a subsidiary of Hutchison Whampoa Limited, or Hutchison, whereby, among other things, the amount of shares Hutchison-Priceline is authorized to issue was increased, and the par value of Hutchison-Priceline common shares was decreased.  Pursuant to the restructuring agreement, priceline.com and Hutchison converted their outstanding convertible notes into shares of Hutchison-Priceline Limited, and Hutchison purchased shares and was granted the right to purchase additional shares in Hutchison-Priceline Limited until March 31, 2004.  After the restructuring, priceline.com and Hutchison own approximately 15% and 85%, respectively, of the outstanding equity securities of Hutchison-Priceline Limited.  Under the new agreements, we continue to license our business model to Hutchison-Priceline Limited.  Hutchison and Cheung Kong (Holdings) Limited, a company affiliated with Hutchison, own approximately 34% of our outstanding common stock and hold three seats on our board of directors.  We hold one seat on Hutchison-Priceline’s board of directors.

On October 15, 2003, we launched a new feature on our website that allows our customers to purchase airline tickets at disclosed prices.  We are currently testing consumer interfaces for this feature on our production system.  This feature is currently accessible through a link shown with our Name Your Own Price® product and we intend to test displaying published fares directly following input of customer itinerary information.  Our intent is to permit customers maximum flexibility by allowing them to select a price-disclosed itinerary or to make use of the Name Your Own Price® technology.

As discussed above, we expect to spend approximately $9.0 million to $11.0 million on advertising in the fourth quarter 2003, a portion of which we expect will be spent to support the launch of our price-disclosed airline product.

It is too early for us to determine the impact that this launch, or the related marketing effort, will have on our business results, however, the results of our preliminary testing indicate that the new feature will have a significantly positive effect on the number of retail tickets we sell, but will likely result in fewer Name Your Own Price® tickets being sold.  While the new functionality includes features intended to improve the bind rate for Name Your Own Price® airline tickets, when customers are presented with a display of low retail prices, they may opt to select a retail ticket or make a lower offer for an opaque ticket.  Accordingly, there can be no assurance that the demand, bind rate and margin for opaque airline tickets will not be adversely affected.

Results of Operations

Three and Nine Months Ended September 30, 2003 compared to the Three and Nine Months Ended September 30, 2002

Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
	($000)%			($000)%
	2003	2002	Change	2003	2002	Change
Merchant Revenues	$240,584	$237,961	1.1%	$676,135	$800,298	(15.5)%
Agency Revenues	1,895	160	1084.4%	4,376	589	643.0%
Other Revenues	962	1,843	(47.8)%	2,983	5,418	(44.9)%
Total Revenues	$243,441	$239,964	1.4%	$683,494	$806,305	(15.2)%

Merchant Revenues

Merchant revenues are derived from transactions where we are the merchant of record and determine the price to be paid by the customer.  Merchant revenues for the three and nine months ended September 30, 2003 and 2002 consisted primarily of:  (1) transaction revenues representing the selling price of Name Your Own Price® airline tickets, hotel rooms and rental cars; (2) ancillary fees, including Worldspan, L.P. reservation booking fees for merchant transactions only; and (3) customer processing fees charged in connection with the sale of Name Your Own Price® airline tickets, hotel rooms and rental cars.

The number of merchant airline tickets and hotel room nights and rental car days sold were as follows:

		Airline Tickets	Hotel Room Nights	Rental Car Days
Three Months Ended	September 30, 2003	372,000	1.6 million	1.1 million

Three Months Ended	September 30, 2002	644,000	1.1 million	741,000

Nine Months Ended	September 30, 2003	1.3 million	4.3 million	2.5 million

Nine Months Ended	September 30, 2002	2.4 million	3.1 million	2.3 million

The approximately $2.6 million increase in merchant revenue for the three months ended September 30, 2003 compared to the same period in 2002 was primarily attributable to the performance of our hotel and rental car products, which offset an approximately 42% decrease in the number of merchant airline tickets sold.  The approximately $124 million decrease in merchant revenue for the nine months ended September 30, 2003 compared to the same period in 2002 was primarily attributable to the approximately 46% decrease in the number of merchant airline tickets sold, which was partially offset by the performance of our hotel and rental car products.

We believe that the decrease in the number of merchant airline tickets sold – and the corresponding effect that decrease had on our overall merchant revenues during the three and nine months ended September 30, 2003 – continued to be due primarily to the weak retail environment for airline tickets and reduced airline inventory available to us.  In particular, we believe that lower retail pricing causes customers who might normally be willing to make the tradeoffs associated with our merchant airline product in exchange for savings off of higher retail rates to purchase travel products at the lower retail rates or from “low-cost” carriers without having to make any trade-offs.  In addition, many airlines grounded portions of their fleets in the aftermath of the terrorist attacks of September 11,

2001, and upon the outbreak of war in Iraq and the outbreak of SARS, thus decreasing capacity on existing flights, which we believe reduced airline inventory available to us.  In addition, in the past, we have “subsidized” certain offers to purchase merchant airline tickets by adding a variable amount to some customers’ offers to increase the likelihood that such customers’ offers would be successful.  These “subsidies” had the effect of, among other things, increasing the number of merchant airline tickets sold, our revenues and “bind rate” at the expense of lower gross margins.  At the end of 2002, we made the strategic decision to reduce sales of subsidized airline tickets.  To this end, we reduced subsidies we have historically applied to certain merchant airline ticket offers.  While this has had the effect of reducing the number of merchant airline tickets sold and our revenue in the first three quarters of 2003, it has positively contributed to our gross profit and gross margin.

The year-over-year decrease in the number of merchant airline tickets sold, and the corresponding effect it had on our merchant revenue, was partially offset by the increase in hotel room nights and rental car days sold in the three and nine months ended September 30, 2003.  We believe that the increase in hotel room night sold during the three and nine months ended September 30, 2003 compared to the same periods in 2002 was principally driven by our emphasis on our hotel business, and specifically by the success of our advertising campaign focused on our hotel product, and the competitive room inventory and pricing we receive from our hotel partners.  We believe the increase in rental car days sold during the three and nine months ended September 30, 2003 compared to the same periods in 2002 was primarily attributable to an increase in demand for our rental car product, which we believe was driven by, among other things, an increase in advertising for our rental car product and an overall increase in demand for leisure rental cars generally, improvements we made to our rental car product and an improvement in the inventory and pricing we receive from our rental car partners.

Our “bind” rate is the percentage of unique offers that we ultimately fulfill.  Each initial offer and any resubmitted offers are treated as a single offer – a unique offer – for purposes of measuring our total offer volume and our offer fulfillment rates.  Our “bind rate” for all unique airline ticket, hotel room and rental car offers were as follows:

		Unique Offers For
		Airline Tickets	Hotel Rooms	Rental Cars
Three Months Ended	September 30, 2003	22.2%	58.4%	53.2%

Three Months Ended	September 30, 2002	36.9%	58.0%	47.5%

Nine Months Ended	September 30, 2003	24.4%	61.6%	51.4%

Nine Months Ended	September 30, 2002	39.8%	61.4%	45.9%

We believe that our merchant revenues and bind rate have been negatively impacted by the weak retail environment for airline tickets and reduced airline inventory available to us, factors which are described in more detail above.  We expect these trends to continue for the remainder of 2003.

Ancillary fee revenues for the three and nine months ended September 30, 2003 decreased from the same periods a year ago as a result of a decrease in Worldspan, L.P. reservation booking fees and customer processing fees in the airline services due to lower unit volume of airline ticket sales.

Merchant revenues continue to account for the majority of our revenue.  Seasonal variations in our travel business have impacted, and we believe will continue to impact, our quarter to quarter travel revenues.

Agency Revenues

Agency revenues are derived from travel related transactions where we are not the merchant of record and where the prices of our products are determined by third parties.  Agency revenues for the three and nine months ended September 30, 2003 and 2002 consisted primarily of (1) travel commissions and processing fees, principally earned through Lowestfare.com, related to the sale of travel products including the sale of price disclosed airline tickets, cruises and other travel services; and (2) ancillary fees, including GDS reservation booking fees related to price-disclosed transactions.  Agency revenues for the three and nine months ended September 30, 2003 increased approximately 1084% and 643%, respectively, from the same periods a year ago, primarily as a result of our increased focus on the retail airline ticket business and the resulting increase in travel commissions earned.

Other Revenues

Other revenues during the three and nine months ended September 30, 2003 and 2002 consisted primarily of: (1) advertising revenues; (2) fees from our home financing and automobile services; (3) transaction revenue from our long distance phone service, which we repositioned in 2002; and (4) in 2002, license fees from Hutchison-Priceline Limited.

Other revenues for the three and nine months ended September 30, 2003 decreased approximately 48% and 45%, respectively, for the three and nine months ended September 30, 2002, primarily as a result of the decrease in fees earned from our home financing service, and due to our repositioning of our long distance phone service.  There were no transaction revenues generated from our long distance phone service in 2003.

We added approximately 920,000 and approximately 2.6 million new customers (which includes any consumer who made an offer to purchase one of our products) during the three and nine months ended September 30, 2003, compared to approximately 825,000 and approximately 2.7 million new customers during three and nine months ended September 30, 2002.  In addition, we generated approximately 2.0 million and approximately 5.3 million repeat customer offers during the three and nine months ended September 30, 2003, and approximately 1.7 million and 5.1 million repeat customer offers during the three and nine months ended September 30, 2002.

Cost of Revenues and Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
	($000)%			($000)%
	2003	2002	Change	2003	2002	Change
Cost of Merchant Revenues	$202,793	$201,949	0.4%	$569,365	$677,432	(16.0)%
% of Merchant Revenues	84.3%	84.9%		84.2%	84.6%
Cost of Agency Revenues	—	—	—	—	—	—
% of Agency Revenues	0.0%	0.0%		0.0%	0.0%
Cost of Other Revenues	—	274	(100.0)%	—	991	(100.0)%
% of Other Revenues	0.0%	14.9%		0.0%	18.3%
Total Cost of Revenues	$202,793	$202,223	0.3%	$569,365	$678,423	(16.1)%
% of Revenues	83.3%	84.3%		83.3%	84.1%

Cost of Revenues

Cost of Merchant Revenues

For the three and nine months ended September 30, 2003 and 2002, cost of merchant revenues consisted primarily of: (1) the cost of airline tickets from our suppliers, net of the federal air transportation tax, segment fees and passenger facility charges imposed in connection with the sale of airline tickets; (2) the cost of hotel rooms from our suppliers, net of hotel occupancy tax; and (3) the cost of rental cars from our suppliers, net of applicable taxes.  Cost of merchant revenues for the nine months ended September 30, 2003, decreased approximately 16%, primarily due to a decrease in sales of airline tickets, as discussed above.

Cost of Agency Revenues

Agency revenues are recorded at their net amount, which are amounts received less amounts paid to suppliers, if any.

Cost of Other Revenues

For the three and nine months ended September 30, 2002, cost of other revenues consisted of the cost of long distance telephone service provided by our suppliers.  For the three and nine months ended September 30, 2003, there were no such costs due to the repositioning of our long distance telephone service in the fourth quarter of 2002.

Gross Profit

Total gross profit, as a percentage of revenue, increased for the three and nine months ended September 30, 2003 as compared to the three and nine months ended September 30, 2002, primarily as a result of growth in agency retail sales and improvement in merchant margins.

	Three Months Ended September 30,			Nine Months Ended September 30,
	($000)%			($000)%
	2003	2002	Change	2003	2002	Change
Merchant Gross Profit	$37,791	$36,012	4.9%	$106,770	$122,866	(13.1)%
Merchant Gross Margin	15.7%	15.1%		15.8%	15.4%
Agency Gross Profit	$1,895	$160	1084.4%	$4,376	$589	643.0%
Agency Gross Margin	100.0%	100.0%		100.0%	100.0%
Other Gross Profit	$962	$1,569	(38.7)%	$2,983	$4,427	(32.6)%
Other Gross Margin	100.0%	85.1%		100.0%	81.7%
Total Gross Profit	$40,648	$37,741	7.7%	$114,129	$127,882	(10.8)%
Total Gross Margin	16.7%	15.7%		16.7%	15.9%

Merchant Gross Profit

Merchant gross profit consists of merchant revenues less the cost of merchant revenues. For the nine months ended September 30, 2003, merchant gross profit decreased from the same period in 2002, primarily due to the continued weak retail environment for airline tickets and reduced airline inventory available to us, factors which are described in “Merchant Revenues,” above, in more detail.  For the three months ended September 30, 2003, merchant gross profit increased from the same period in 2002, primarily due to the performance of our hotel and rental car products, which offset the continued decline in our merchant airline ticket business.  As discussed in “Merchant Revenues” above, at the end of 2002, we strategically reduced subsidies applied to certain Name Your Own Price® airline ticket sales.  While this resulted in a reduction in merchant revenues, the subsidy reduction positively affected our gross profit and increased our gross margin.  We are able to manage the level of gross margins by controlling the price at which we will cause offers to be fulfilled.  Our overall gross margin in the three and nine months ended September 30, 2003 increased over the same periods a year ago as the result of, among other things, higher margins on the sale of our Name Your Own Price® products and a shift in mix of our products from the sale of airline tickets to the sale of hotel room nights and rental car days.

Agency Gross Profit

Agency gross profit consists of agency revenues which is recorded net of agency costs.  For the three and nine months ended September 30, 2003, agency gross profit increased over the same period in 2002 due to an increase in agency revenues.

Other Gross Profit

For the three and nine months ended September 30, 2003, other gross profit decreased over the same period in 2002 as a result of the decrease in fees earned in connection with our long distance phone service and a decrease in fees earned from our home financing service.  In addition, there were no license fees received from Hutchison-Priceline Limited for the three and nine months ended September 30, 2003.

Operating Expenses

Advertising

	Three Months Ended September 30,			Nine Months Ended September 30,
	($000)%			($000)%
	2003	2002	Change	2003	2002	Change
Advertising	$10,284	$11,649	(11.7)%	$32,156	$34,653	(7.2)%
% of Revenues	4.2%	4.9%		4.7%	4.3%

Advertising expenses consist primarily of: (1) television and radio advertising; (2) online and e-mail advertisements; and (3) agency fees, creative talent and production costs for television and radio commercials. For the three and nine months ended September 30, 2003, advertising expenses decreased over the same periods in 2002 primarily due to the decrease in radio advertising, which was partially offset by a increase in television and online advertising fees.  We intend to continue to promote the priceline.com brand aggressively throughout the remainder of 2003.  We intend to devote our marketing resources to the re-launch of our airline ticket product, as well as the continued support of our hotel product.  We expect to spend approximately $9.0 million to $11.0 million on advertising in the fourth quarter 2003, a portion of which we expect will be spent to support the launch of our price-disclosed airline product.

Sales and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
	($000)%			($000)%
	2003	2002	Change	2003	2002	Change
Sales and Marketing	$7,242	$7,667	(5.5)%	$21,895	$27,389	(20.1)%
% of Revenues	3.0%	3.2%		3.2%	3.4%

Sales and marketing expenses consist primarily of (1) credit card processing fees; (2) fees paid to third-party service providers that operate our call centers; and (3) provisions for credit card charge-backs.  For the three and nine months ended September 30, 2003, sales and marketing expenses, expressed as a percentage of revenues, decreased over the same periods in 2002 due to higher cost effectiveness in our call center as well as reductions in credit card charge backs.  For the nine month period ended September 30, 2003, total sales and marketing expenses also decreased over the same period in 2002 due to a decrease in the number of customer transactions processed during the period.

Personnel

	Three Months Ended September 30,			Nine Months Ended September 30,
	($000)%			($000)%
	2003	2002	Change	2003	2002	Change
Personnel	$7,441	$8,397	(11.4)%	$22,500	$24,552	(8.4)%
% of Revenues	3.1%	3.5%		3.3%	3.0%

Personnel expenses consist primarily of compensation to our personnel, including salaries, bonuses, taxes and employee health benefits.  For the three and nine months ended September 30, 2003, personnel expenses decreased over the same periods in 2002, primarily due to a decrease in overall compensation as a result of a reduction in headcount during our fourth quarter 2002 restructuring.

General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	($000)%			($000)%
	2003	2002	Change	2003	2002	Change
General and Administrative	$3,212	$3,247	(1.1)%	$8,775	$10,111	(13.2)%
Stock Based Compensation	106	250	(57.6)%	176	750	(76.5)%
Total	$3,318	$3,497	(5.1)	$8,951	$10,861	(17.6)%
% of Revenues	1.4%	1.5%		1.3%	1.3%

General and administrative expenses consist primarily of: (1) business insurance; (2) occupancy expenses; (3) telecommunications costs; and (4) fees for outside professionals. General and administrative expenses decreased during the three and nine months ended September 30, 2003 compared with the same periods in 2002 as a result of the decrease in professional fees and office services expenses, and the decrease in stock based compensation, partially offset by higher premiums on our Directors and Officers liability insurance policy.

Information Technology

	Three Months Ended September 30,			Nine Months Ended September 30,
	($000)%			($000)%
	2003	2002	Change	2003	2002	Change
Information Technology	$1,878	$2,581	(27.2)%	$6,849	$8,866	(22.7)%
% of Revenues	0.8%	1.1%		1.0%	1.1%

Information technology expenses consist primarily of: (1) system maintenance and software license fees; (2) data communications and other expenses associated with operating our Internet site; and (3) payments to outside contractors.  For the three months ended September 30, 2003, information technology expenses decreased over the same period in 2002, primarily as a result of additional capitalized development costs associated with the launch of our retail products and the favorable settlement of certain vendor disputes related to telecom expenses.  For the nine months ended September 30, 2003, information technology expenses decreased over the same period in 2002 primarily as a result of cost efficiencies generated by cost savings initiatives, additional capitalized development costs associated with the launch of our retail products and the favorable settlement of certain vendor disputes related to telecom expenses.

Depreciation and Amortization

	Three Months Ended September 30,			Nine Months Ended September 30,
	($000)%			($000)%
	2003	2002	Change	2003	2002	Change
Depreciation and Amortization	$2,510	$4,850	(48.2)%	$9,209	$13,798	(33.3)%
% of Revenues	1.0%	2.0%		1.3%	1.7%

Depreciation and amortization expenses consist of:  (1) amortization of internally developed and purchased software, (2) depreciation of computer equipment, (3) depreciation of our leasehold improvements, office equipment and furniture and fixtures, and (4) amortization of our intangible assets with determinable lives.  For the three and nine months ended September 30, 2003, depreciation and amortization expense decreased over the same periods in 2002, primarily as a result of a smaller depreciable asset base and a reduction in capital expenditures in 2003.

Other Expenses (Reversals)

During the third quarter of 2003, we decreased our accrued restructuring charge liability by approximately $137,000 due to the favorable resolution of certain matters.  The adjustment was reflected in our – “Other expenses (reversals)” line on our Consolidated Statements of Operations.

During the third quarter of 2002, we decreased our accrued restructuring charge liability by approximately $92,000 due to the favorable resolution of certain matters.  The adjustment was reflected in our “Other expenses (reversals)” line on our Consolidated Statements of Operations.

During the nine months ended September 30, 2002, we decreased our accrued restructuring charge liability and our special charge liability by approximately $1.2 million resulting primarily from the subleasing of vacated office space under better terms than originally anticipated.  The adjustment was reflected in our “Other expenses (reversals)” line on our Consolidated Statements of Operations.

Impairments in Investments of Licensees

During the third quarter of 2002, we performed impairment tests and determined that the carrying amount of goodwill of $22.5 million related to our European licensee exceeded its implied fair value by approximately $12 million and accordingly recorded an impairment charge of $12 million. The fair value was determined by third party valuations using generally accepted valuation techniques including the market value of comparable companies (including revenue multiple methodology) and discounted cash flow. Underlying the impairment was a continued decline in the market value of priceline.com’s common stock, which we review quarterly as an indicator of possible impairment of priceline.com europe Ltd.’s carrying value, a deterioration in priceline.com europe Ltd.’s operations caused primarily by increasingly competitive conditions among European online travel companies and a decision in the third quarter of 2002 to reconfigure product offerings.

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

Warrant Charge

	Three Months Ended September 30,			Nine Months Ended September 30,
	($000)%			($000)%
	2003	2002	Change	2003	2002	Change
Warrant charge	—	—	—	$6,638	—	—
% of Revenues	0.0%	0.0%		1.0%	0.0%

The warrant charge for the nine months ended September 30, 2003, related to the issuance of warrants to purchase priceline.com common stock to Marriott International, Inc.

Interest

	Three Months Ended September 30,			Nine Months Ended September 30,
	($000)%			($000)%
	2003	2002	Change	2003	2002	Change
Interest Income	$596	$677	(12.0)%	$1,539	$2,269	(32.2)%
Interest Expense	(367)	(21)	1647.6%	(413)	(43)	860.5%
Total	$229	$656	(65.1)%	$1,126	$2,226	(49.4)%

For the three and nine months ended September 30, 2003, interest income on cash and marketable securities decreased over the same period in 2002 due to lower interest rates.  Interest income was also partially offset by interest expense, including amortization of debt issuance costs incurred in connection with the issuance of our $125 million aggregate principal amount Convertible Senior Notes.  Interest on the notes is payable on February 1 and August 1 of each year.

Equity in Income of Investees, net

	Three Months Ended September 30,			Nine Months Ended September 30,
	($000)%			($000)%
	2003	2002	Change	2003	2002	Change
Equity in Income of Investees, net	$1,389	$394	252.5%	$2,494	$1,131	120.5%

Equity in income of investees, net for the three and nine months ended September 30, 2003 of $1.4 million and $2.5 million, respectively, represented our pro rata share of the net income of pricelinemortgage and our pro rata share of the net loss of Travelweb, LLC.

Taxes

For the three and nine months ended September 30, 2003 and September 30, 2002, we have recorded no provision for income taxes due to either losses in 2002 or the availability of fully reserved net operating losses which have been utilized to offset the income tax provision.

Liquidity and Capital Resources

As of September 30, 2003, we had approximately $284.1 million in cash, cash equivalents, short-term investments and restricted cash. Approximately $20.8 million is restricted cash collateralizing certain letters of credit issued in favor of certain suppliers and landlords. Also included in restricted cash are amounts held by our credit card processor company. We generally invest excess cash to make such funds readily available for operating purposes.  Cash equivalents and short-term investments are primarily comprised of highly liquid, high quality, investment grade debt instruments.

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

Net cash provided by operating activities for the nine months ended September 30, 2003, was approximately $19.1 million, resulting from net income of approximately $9.7 million, non-cash items of $15.8 million and approximately $6.4 million of changes in certain assets and liabilities.  The changes in working capital for the nine months ended September 30, 2003, were primarily related to an approximately $7.3 million increase in accounts receivable.  The increase in accounts receivable was primarily due to the increase in hotel transactions and an increase in other miscellaneous receivables.  Non-cash items were primarily associated with the Marriott warrant charge and the depreciation and amortization of property and equipment, and intangible assets.  Net cash provided by operating activities for the nine months ended September 30, 2002 was approximately $2.0 million, resulting from our net loss of approximately $11.8 million, non-cash items of approximately $37.5 million and offset by changes in certain assets and liabilities of approximately $23.7 million.

Net cash used in investing activities was approximately $102.2 million and approximately $26.3 million for the nine months ended September 30, 2003 and 2002, respectively.  During the nine months ended September 30, 2003, Lowestfare.com, our wholly-owned subsidiary, made equity investments totaling approximately $11.7 million.  In both years, net cash used in investing activities was partially related to purchases of property and equipment. Also affecting net cash used in investing activities in the nine months ended September 30, 2003 and 2002 was the purchase of short-term investments and marketable securities in the amount of approximately $83.5 million and approximately $18.2 million, respectively.

On July 31, 2002, our board of directors authorized the repurchase of up to $40 million of common stock from time to time in the open market or in privately negotiated transactions.  As part of the stock repurchase program, we purchased 897,953 shares of our common stock for our treasury during the period ended September 30, 2002, at an aggregate cost of approximately $11.8 million.  We may purchase additional shares of our common stock in the future.

Net cash provided by financing activities was approximately $131.2 million for the nine months ended September 30, 2003.  This was primarily due to the net proceeds from the issuance of our Convertible Senior Notes.  For further discussion of the issuance of our Convertible Senior Notes, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments.”  Also affecting net cash provided by financing activities was the proceeds from the exercise of employee stock options.  Net cash used in financing activities was approximately $8.6 million for the nine months ended September 30, 2002.  This was primarily the result of our repurchase of our common stock, which was partially offset by proceeds from the exercise of employee stock options.

We believe that our existing cash balances and liquid resources will be sufficient to fund our operating activities, capital expenditures and other obligations through at least the next twelve months. However, if during that period or thereafter, we are not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, we may be required to reduce our planned capital expenditures and scale back the scope of our business plan, either of which could have a material adverse effect on our projected financial condition or results of operations. If additional funds were raised through the issuance of equity securities, the percentage ownership of our then current stockholders would be diluted.  There are no assurances that we will generate sufficient cash flow from operations in the future, that revenue growth or sustained profitability will be realized or that future borrowings or equity contributions will be available in amounts sufficient to make anticipated capital expenditures or finance our business plan.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Sections of this Form 10-Q including, in particular, our Management’s Discussion and Analysis of Financial Condition and Results of Operations above, contain forward-looking statements.  These forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed, implied or forecasted in any such forward-looking statements.

Expressions of future goals and expectations or similar expressions including, without limitation, “may,” “will,” “should,” “could,” “expects,” “does not currently expect,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “predicts,” “potential,” “targets,” or “continue,” reflecting something other than historical fact are intended to identify forward-looking statements.  The factors described below in the section entitled “Factors That May Affect Future Results” could cause our actual results to differ materially from those described in the forward-looking statements.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  However, readers should carefully review the reports and documents we file from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

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

We may continue to incur losses

As of September 30, 2003, we had an accumulated deficit of approximately $1.6 billion, and for the nine months ended September 30, 2003, net income of approximately $9.7 million.  In particular, a depressed retail environment for the sale of airline tickets and a general decline in leisure travel since the events of September 11, 2001, have had a negative impact on our business and results of operations. We may not have decreased our operating expenses sufficiently to achieve profitability in this difficult operating environment. If our revenues do not grow as expected, we may continue to incur losses and may not achieve or sustain profitability in future years.

Our business was negatively impacted by the war in Iraq and the outbreak of Severe Acute Respiratory Syndrome and could be further damaged by future terrorist attacks, travel-related health concerns or the fear of future terrorist attacks or travel-related health concerns.

In the weeks following the commencement of the military conflict with Iraq on March 19, 2003, and the outbreak of Severe Acute Respiratory Syndrome, or SARS, in Asia and elsewhere in the second quarter, we experienced a substantial decline in demand for our travel products and an increase in customer service costs and ticket refunds and cancellations. We believe that our first quarter and second quarter 2003 financial results were adversely affected by the war in Iraq and the outbreak of SARS. Further military conflict or new outbreaks of SARS or another travel-related health concern could have a material adverse effect on our business, results of operations and financial condition. In addition, terrorist attacks, the fear of future terrorist attacks, hostilities involving the United States in other areas of the world or the fear of future outbreaks like SARS are likely to contribute to a general reluctance by the public to travel and, as a result, may have a material adverse effect on our business, results of operations and financial condition.

Our “bind rate” may be adversely affected by a number of factors outside of our control.

Since the terrorist attacks of September 11, 2001, and, more recently, following the outbreak of war with Iraq, the major airlines have grounded portions of their fleets, significantly reducing the number of available airline seats, and have deeply discounted retail airline tickets to stimulate demand. These actions have had a detrimental effect on our business. Deep retail discounting by the airlines affects our demand and our “bind rate” (the percentage of unique offers that we ultimately fulfill) by hurting our value proposition and making users less willing to accept the trade-offs associated with our Name Your Own Price® leisure airline tickets. In addition, decreased airline capacity hurts our business by reducing the levels of inventory available to us and increasing our cost of inventory. Customer offer prices have not kept pace with the increase in our cost of inventory and are, therefore, lower in proportion to our average cost of supply, negatively affecting our bind rate.

Additionally, our bind rate has been negatively impacted by the weak retail environment for airline tickets. In particular, we believe that lower retail pricing causes customers who might normally be willing to make the tradeoff associated with our products in exchange for savings off of higher retail rates, to purchase travel products at the lower retail rates or from low-cost carriers without having to make any trade-offs. Further, at the end of 2002, we reduced the subsidies applied to certain Name Your Own Price® ticket sales, which also negatively affected our revenues. Finally, we recently launched price-disclosed offering for airline tickets on our website. It is too early to assess the impact of this new product. Accordingly, there can be no assurance that the bind rate for Name Your Own Price® airline tickets will not be adversely affected.

Some of these trends, which negatively impacted our revenues and bind rate in 2002 and the first half of 2003, are expected to continue throughout the remainder of 2003. As a result, general near term forecasting is very difficult, and more specifically, we are not currently forecasting a recovery in the airline industry or an improvement during the remaining portion of 2003 in our airline ticketing business.

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

We are dependent on the airline industry and certain airlines.

Our financial prospects are significantly dependent upon our sale of leisure airline tickets. Leisure airline tickets represented 21% of booked offers, and an even greater percentage of our revenue, for the nine months ended September 30, 2003. Leisure travel, including the sale of leisure airline tickets, is dependent on personal discretionary spending levels. As a result, sales of leisure airline tickets and other leisure travel products tend to decline during general economic downturns and recessions. In addition, unforeseen events, such as terrorist attacks, political instability, regional hostilities, increases in fuel prices, imposition of taxes or surcharges by regulatory authorities, travel-related accidents, travel-related health concerns and unusual weather patterns also may adversely affect the leisure travel industry. As a result, our business also is likely to be affected by those events. Further, work stoppages or labor unrest at any of the major airlines could materially and adversely affect the airline industry and, as a consequence, have a material adverse effect on our business, results of operations and financial condition.

During the nine months ended September 30, 2003, sales of airline tickets from our five largest and two largest airline suppliers accounted for approximately 93.1% and 46.9% of airline ticket revenue, respectively. As a result, currently we are substantially dependent upon the continued participation of these airlines in the priceline.com service in order to maintain and continue to grow our total airline ticket revenues and, as a consequence, our overall revenues.

We currently have 35 participating airlines. However, our arrangements with the airlines that participate in our system:

•                  do not require the airlines to make tickets available for any particular routes;

•                  do not require the airlines to provide any specific quantity of airline tickets;

•                  do not require the airlines to provide particular prices or levels of discount;

•                  do not require the airlines to deal exclusively with us in the public sale of discounted airline tickets;

•                  often limit the manner in which we can sell inventory and, in the case of our agreement with Delta Air Lines, substantially limits which airlines can participate in our system; and

•                  generally, can be terminated upon little or no notice.

As a general matter, during the course of our business, we are in continuous dialogue with our major airline suppliers about the nature and extent of their participation in the priceline.com system. The significant reduction on the part of any of our major suppliers of their participation in the priceline.com system for a sustained period of time or their complete withdrawal could have a material adverse effect on our business, results of operations and financial condition.  Moreover, certain airlines have significantly limited or eliminated sales of discounted tickets, preferring to consistently show the lowest available price on their own web site.  If one or more participating airlines were to limit or eliminate discounting through opaque channels, it could have an adverse effect on our business, results of operations and financial condition.

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

The bankruptcy, discontinuance or consolidation of our suppliers could harm our business.

We are heavily dependent on our suppliers. One of our largest airline suppliers, United Airlines, is currently operating under the protection of federal bankruptcy laws, and certain other major suppliers, have disclosed publicly the possibility of seeking the protection of the federal bankruptcy laws. If any of our suppliers currently in bankruptcy liquidates or does not emerge from bankruptcy and we are unable to replace such supplier as a participant in priceline.com, our business would be adversely affected. In addition, in the event that another of our major suppliers voluntarily or involuntarily declares bankruptcy and is subsequently unable to successfully emerge from bankruptcy, and we are unable to replace such supplier, our business would be adversely affected. Further, as discussed in “We are dependent on the airline industry and certain airlines”, because our customers do not choose the airline, hotel or rental car company on which they are booked, the bankruptcy of a major supplier or even the possibility of a major supplier declaring bankruptcy, could discourage consumers from booking their travel products through us.  If any or all of such companies discontinue their business, and we are unable to find other suppliers, it would have a material adverse effect on our business, results of operations and financial condition.

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

Uncertainty regarding payment of hotel occupancy taxes.

We are currently conducting a review and interpretation of the tax laws in various states and other jurisdictions relating to the payment of state and local hotel occupancy taxes. Currently, hotels collect and remit hotel occupancy taxes to the various tax authorities based on the amounts collected by the hotels. Consistent with this practice, we recover the taxes on the underlying cost of the hotel room night from customers and remit the taxes to the hotel operators for payment to the appropriate tax authorities. Several jurisdictions have indicated that they may take the position that hotel occupancy tax is applicable to the differential between the price paid by a customer for our service and the cost to us of the underlying room. Historically, we have not collected taxes on this differential. Some state and local jurisdictions could assert that we are subject to hotel occupancy taxes on this differential and could seek to collect such taxes, either retroactively or prospectively or both. Such actions could have a material adverse effect on our business and results of operations. To the extent that any tax authority succeeds in asserting that any such tax collection responsibility exists, it is likely that, with respect to future transactions, we would collect any such additional tax obligation from our customers, which would have the effect of increasing the cost of hotel room nights to our customers and, consequently, could reduce our hotel sales. We will continue to assess the risks of the potential financial impact of additional tax exposure, and to the extent appropriate, we will reserve for those contingencies.

Intense competition could reduce our market share and harm our financial performance.

We compete with both online and traditional sellers of the products and services offered on priceline.com. The traditional retail industry for the products and services we offer is intensely competitive, and current and new competitors can launch new sites at a relatively low cost. In addition, over the recent past, the on-line travel industry has consolidated, a trend we expect to continue. For example, InterActive Corp., formerly USA Interactive, Inc., recently acquired all of Expedia, Inc., the largest seller of on-line travel, and Hotels.com L.P., one of the largest on-line sellers of hotel rooms. In addition, on November 5, 2003, InterActive Corp. acquired Hotwire.com, a website that offers discounted fares on “opaque” inventory, and is our primary competitor. If this trend continues, we may not be able to effectively compete with industry conglomerates such as InterActive Corp. that have access to significantly greater and more diversified resources than we do.  For example, InterActive Corp. has indicated that it intends to advertise its travel products at spending levels that far exceed our intended advertising spending.

We currently or potentially compete with a variety of companies with respect to each product or service we offer. With respect to travel products, these competitors include:

•                  Internet travel services such as Expedia, Hotels.com and Hotwire, all of which are owned by InterActive Corp., and Travelocity;

•                  Companies that are owned in significant part by certain of our suppliers, such as Orbitz, and Travelweb LLC, a full-service automated distributor of hotel rooms that will compete with us in the online hotel space and that is owned by Hilton Hotels Corporation, Hyatt Corporation, Marriott International, Inc., Intercontinental Hotels Group, Starwood Hotels and Pegasus Solutions, Inc.;

•                  traditional travel agencies;

•                  consolidators and wholesalers of airline tickets and other travel products, including online consolidators such as Hotels.com and Cheaptickets.com;

•                  individual or groups of airlines, hotels, rental car companies, cruise operators and other travel service providers (all of which may provide services by telephone or through their branded website); and

•                  operators of travel industry reservation databases such as Worldspan, L.P. and Sabre.

A number of airlines, including a number that participate in our system, have invested in and offer discount airfares and travel services through the Orbitz Internet travel service, and a number of airlines, including a number that participate in our system, participate in and have received an equity stake from Hotwire. The June 2001 launch of Orbitz has had a strong impact on the online travel industry. Specifically, because Orbitz is airline-owned, it is in a position to forego certain revenue streams upon which other online travel suppliers, including us, may be dependent, such as commissions and global distribution system fees. Orbitz’s prices, which, unlike ours, are disclosed to the consumer, have typically been lower than other online travel providers offering disclosed price fares. Orbitz has indicated its intention to proceed with an initial public offering and, if it is successful, may have access to greater financial resources than it currently does.

Hotwire, which was launched in October 2000, provides airline tickets, hotel rooms and rental car reservations at disclosed prices, although supplier identity and flight times are undisclosed until after the customer agrees to the purchase. Since its launch, Hotwire has been successful in establishing itself in the online travel marketplace through aggressive advertising, which has had the effect of decreasing our market share. As discussed above, on November 5, 2003, InterActive Corp. acquired Hotwire.com.  InterActive Corp. is a larger company, and has greater resources, than us. If we are unable to effectively compete with Hotwire, our business, results of operation and financial condition will be adversely affected.

With respect to financial service products, our competitors include banks and other financial institutions and online and traditional mortgage and insurance brokers, including mortgage.com, Quicken Mortgage, E-Loan, Lending Tree and iOwn, Inc. In the third quarter of 2003, InterActive Corp. acquired Lending Tree.

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

Many of our current and potential competitors, including Internet directories, search engines and large traditional retailers, have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing, technical and other resources than priceline.com. Some of these competitors may be able to secure products and services on more favorable terms than we can. In addition, many of these competitors may be able to devote significantly greater resources to:

•                  marketing and promotional campaigns;

•                  attracting traffic to their websites;

•                  attracting and retaining key employees;

•                  securing vendors and inventory; and

•                  website and systems development.

Increased competition could result in reduced operating margins, loss of market share and damage to our brand. There can be no assurance that we will be able to compete successfully against current and future competitors or that competition will not have a material adverse effect on our business, results of operations and financial condition.

Our growth cannot be assured. Even if we do experience growth, we cannot assure you that we will grow profitably.

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

We may lose or be subject to reduction of global distribution system fees.

We rely on fees paid to us by Worldspan, L.P. for travel bookings made through Worldspan, L.P.’s global distribution system, or GDS, for a substantial portion of our gross profit and net income. A number of travel suppliers, particularly airlines, have indicated publicly that, as part of an effort to reduce distribution costs, they intend to reduce their dependence over time on what they view to be “expensive” distribution channels such as GDSs. A number of travel suppliers have reached agreements with travel distributors that require rebates of all or part of the fees received from the GDS. Additionally, travel suppliers are encouraging distributors, such as us, to develop technology enabling direct connections, therefore bypassing the GDS. Development of direct connection technology would require the use of information technology resources and could cause us to incur additional operating expenses and delay other projects. We have been and believe that we will continue to be under pressure from travel suppliers to rebate all or part of the travel booking fees we receive from Worldspan, L.P. To the extent that we are required to rebate travel booking fees we currently receive to travel suppliers, and are unable to recover such amounts by charging customers, it could have a material adverse effect on our business, results of operations and financial condition.

On July 1, 2003, Worldspan was acquired by a corporation newly formed by Citigroup Venture Capital Equity Partners L.P. and Teachers’ Merchant Bank. It is unclear what effect, if any, this change in control of Worldspan, L.P. will have on our relationship with Worldspan, L.P. or our business, results of operations or financial condition.

Uncertainty regarding state and local taxes.

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

Federal legislation imposing limitations on the ability of states to tax Internet-based sales was enacted in 1998. The Internet Tax Freedom Act exempts specific types of sales transactions conducted over the Internet from multiple or discriminatory state and local taxation through November 1, 2003. If this legislation is not renewed, state and local governments could impose taxes on Internet-based sales. These taxes could decrease the demand for our products and services or increase our costs of operations, which would have a material adverse effect on our business, financial condition and results of operations.

Our business is exposed to risks associated with credit card fraud and charge-backs.

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

Fluctuations in our financial results make quarterly comparisons and financial forecasting difficult.

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

If we lose our key personnel or cannot recruit additional personnel, our business may suffer.

We depend on the continued services and performance of our executive officers and other key personnel. These individuals have acquired specialized knowledge and skills with respect to priceline.com and our operations. We do not have “key person” life insurance policies. Our ability to retain key employees could be materially adversely affected by the decline in the market price of our common stock, limitations on our ability to pay cash compensation that is equivalent to cash paid by traditional businesses and limitations imposed by our employee benefit plans on our ability to issue additional equity incentives. If we do not succeed in attracting new employees or retaining and motivating current and future employees or executive officers, our business could suffer significantly.

We rely on the value of the priceline.com brand, and the costs of maintaining and enhancing our brand awareness are increasing.

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

Online security breaches could harm our business.

The secure transmission of confidential information over the Internet is essential in maintaining consumer and supplier confidence in the priceline.com service. Substantial or ongoing security breaches whether instigated internally or externally on our system or other Internet-based systems could significantly harm our business. We currently require buyers to guarantee their offers with their credit card, either online or through our toll-free telephone service. We rely on licensed encryption and authentication technology to effect secure transmission of confidential information, including credit card numbers. It is possible that advances in computer capabilities, new discoveries or other developments could result in a compromise or breach of the technology used by us to protect customer transaction data.

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

Two large stockholders beneficially own approximately 34% of our stock.

Hutchison Whampoa Limited and its 49.97% shareholder, Cheung Kong (Holdings) Limited, collectively beneficially owned approximately 34% of our outstanding common stock as of September 30, 2003, based on public filings with the SEC. Together, Cheung Kong (Holdings) Limited and Hutchison Whampoa Limited have appointed three of the eleven members of our Board of Directors. As a result of their ownership and positions, Cheung Kong (Holdings) Limited and Hutchison Whampoa Limited collectively are able to significantly influence all matters requiring stockholders approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of our company. In addition, both Cheung Kong (Holdings) Limited and Hutchison Whampoa Limited have registration rights with respect to their shares of priceline.com. On September 19, 2001, Cheung Kong (Holdings) Limited and Hutchison Whampoa Limited withdrew a request they had made for us to file a shelf registration statement to sell shares and obtained rights to purchase up to a 37.5% stake (on a fully diluted basis) in priceline.com, subject to certain limitations. There can be no assurance that Cheung Kong (Holdings) Limited, Hutchison Whampoa Limited, or both, will not make another request for registration and dispose of all or substantially all of our common stock held by them at any time after the effectiveness of a shelf registration statement. Sales of significant amounts of shares held by Cheung Kong (Holdings) Limited or Hutchison Whampoa Limited, or the prospect of these sales, could adversely affect the market price of our common stock.

We rely on third-party systems.

We rely on certain third-party computer systems and third-party service providers, including the computerized central reservation systems of the airline, hotel and rental car industries to satisfy demand for airline tickets and hotel room reservations. In particular, our travel business is substantially dependent upon the computerized reservation system of Worldspan, L.P., an operator of a database for the travel industry. Any interruption in these third-party services systems, including Worldspan, L.P.’s system, or deterioration in their performance could prevent us from booking airline, hotel and rental car reservations and have a material adverse effect on our business. Our agreements with third-party service providers are terminable upon short notice and often do not provide recourse for service interruptions. In the event our arrangement with any of such third parties is terminated, we may not be able to find an alternative source of systems support on a timely basis or on commercially reasonable terms and, as a result, it could have a material adverse effect on our business, results of operations and financial condition.

Substantially all of our computer hardware for operating our services is currently located at a web hosting facility operated by Cable & Wireless.  Cable & Wireless has announced that they intend to sell the web hosting portion of their business.  If they are unable to find a buyer, or if the transition of the facility to a new company is executed without proper disciplines, or if they are for any reason unable to support our web site, we would need to quickly complete the activation of our secondary site at the ATT web hosting facility.  Any of these conditions could cause disruptions to our business, exposure to potentially damaging press coverage of the problems, and the acceleration of our build out of the ATT data center would have a material adverse effect on our business, results of operations, and financial condition.

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

Capacity constraints and system failures could harm our business.

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

If our systems cannot be expanded to cope with increased demand or fails to perform, we could experience:

•                  unanticipated disruptions in service;

•                  slower response times;

•                  decreased customer service and customer satisfaction; or

•                  delays in the introduction of new products and services,

any of which could impair our reputation, damage the priceline.com brand and materially and adversely affect our revenues. Publicity about a service disruption also could cause a material decline in our stock price.

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

Our success depends on our ability to protect our intellectual property.

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

•                  any patent can be successfully defended against challenges by third parties;

•                  pending patent applications will result in the issuance of patents;

•                  competitors or potential competitors of priceline.com will not devise new methods of competing with us that are not covered by our patents or patent applications;

•                  because of variations in the application of our business model to each of our products and services, our patents will be effective in preventing one or more third parties from utilizing a copycat business model to offer the same product or service in one or more categories;

•                  new prior art will not be discovered which may diminish the value of or invalidate an issued patent; or

•                  a third party will not have or obtain one or more patents that prevent us from practicing features of our business or require us to pay for a license to use those features.

There has been recent discussion in the press regarding the examination and issuance of so called “business-method” patents. As a result, the United States Patent and Trademark Office has indicated that it intends to intensify the review process applicable to such patent applications. The new procedures are not expected to have a direct effect on patents already granted. We cannot anticipate what effect, if any, the new review process will have on our pending patent applications.

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

Legal proceedings.

We are a party to the legal proceedings described in Note 13 to our unaudited consolidated financial statements in our quarterly report on Form 10-Q for the quarter ended September 30, 2003. The defense of the actions described in Note 13 may increase our expenses and an adverse outcome in any of these actions could have a material adverse effect on our business, results of operations and financial condition.

We may not be able to keep up with rapid technological and other changes.

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

Our stock price is highly volatile.

The market price of our common stock is highly volatile and is likely to continue to be subject to wide fluctuations in response to factors such as the following, some of which are beyond our control:

•                  quarterly variations in our operating results;

•                  operating results that vary from the expectations of securities analysts and investors;

•                  changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

•                  changes in our capital structure;

•                  changes in market valuations of other Internet or online service companies;

•                  announcements of technological innovations or new services by us or our competitors;

•                  announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•                  loss of a major supplier participant, such as an airline or hotel chain;

•                  changes in the status of our intellectual property rights;

•                  lack of success in the expansion of our business model geographically;

•                  announcements by third parties of significant claims or proceedings against us or adverse developments in pending proceedings;

•                  additions or departures of key personnel; and

•                  stock market price and volume fluctuations.

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

The trading prices of Internet company stocks in general, including ours, have experienced extreme price and volume fluctuations. To the extent that the public’s perception of the prospects of Internet or e-commerce companies is negative, our stock price could decline further, regardless of our results. Other broad market and industry factors may decrease the market price of our common stock, regardless of our operating performance. Market fluctuations, as well as general political and economic conditions, such as a recession or interest rate or currency rate fluctuations, also may decrease the market price of our common stock. The market value of e-commerce stocks has declined dramatically recently based on profitability and other concerns. Negative market conditions could adversely affect our ability to raise additional capital.

We are defendants in a number of securities class action litigations. In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities. To the extent our stock price declines or is volatile, we may in the future be the target of additional litigation. This additional litigation could result in substantial costs and divert management’s attention and resources.

Regulatory and legal uncertainties could harm our business.

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

Priceline.com currently has no floating rate indebtedness, holds no derivative instruments (other than through investments in licensees described in this Quarterly Report on Form 10-Q) and does not earn significant foreign-sourced income. Accordingly, changes in interest rates on indebtedness or currency exchange rates do not generally have a material direct effect on priceline.com’s financial position. However, changes in currency exchange rates may affect the cost of international airline tickets and international hotel reservations offered through the priceline.com service, and so may indirectly affect consumer demand for such products and priceline.com’s revenue.  Additionally, fixed rate investments are subject to interest rate volatility.  In the event of such weakness, such additional US Dollars would have reduced purchasing power. In addition, to the extent that changes in interest rates and currency exchange rates affect general economic conditions, priceline.com would also be affected by such changes. If the US Dollar weakens versus the British Pound Sterling, we may have to invest additional US Dollars in priceline.com europe Ltd. to fund its ongoing operations.

Item 4.           Controls and Procedures

Prior to filing this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2003, our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic SEC reports.  It should be noted that the design of any system of controls is based in part upon certain assumptions, and there can be no assurance that any design will succeed in achieving its stated goals.

In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls to the date of their last evaluation.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

A description of material legal proceedings to which we are a party is contained in Note 13 to the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

Item 2.           Changes in Securities and Use of Proceeds

In August 2003, we sold $125 million aggregate principal amount of Convertible Senior Notes due August 1, 2010, with an interest rate of 1% (the “Convertible Notes”). The initial purchaser of the Convertible Notes was Goldman, Sachs & Co., who purchased the notes from us at face value. The notes are convertible, subject to certain conditions, into our common stock, par value $0.008 per share, at the option of the holder, at a conversion price of approximately $40.00 per share, subject to adjustment upon the occurrence of specified events.  Each $1,000 principal amount of notes will initially be convertible into 25 shares of our common stock if, on or prior to August 1, 2008, the closing price of our common stock for at least 20 trading days in the 30 consecutive trading days ending on the first day of a conversion period, as defined in the prospectus, is more than 110% of the then current conversion price of the notes, or after August 1, 2008, if the closing price of our common stock is more than 110% of the then current conversion price of the notes.  The notes are also convertible in certain other circumstances set forth in the prospectus, such as a change in control of priceline.com. The offer and sale of the Convertible Notes was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2). We filed a Registration Statement on Form S-3 for the resale of the notes and the shares of common stock issuable upon conversion of the Convertible Notes; however, the SEC has not yet declared the registration statement to be effective. The net proceeds of $121.6 million from the sale of the Convertible Notes were invested in short-term investments according to our investment policy. The net proceeds remain available for general corporate purposes, strategic purposes and working capital requirements.

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

(b)                                  Reports on Form 8-K

On July 25, 2003, we furnished a report on Form 8-K in connection with our second quarter 2003 earnings announcement.  On July 29, 2003, we furnished a report on Form 8-K in connection with the proposed $100 million private offering and pricing of convertible senior notes.  On August 19, 2003, we filed a report on Form 8-K in connection with the exercise of initial purchasers’ option to purchase an additional $25 million of 1.00% convertible senior notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICELINE.COM INCORPORATED (Registrant)

Date: November 14, 2003	By:	/s/ Robert J. Mylod, Jr.
		Name:	Robert J. Mylod, Jr.
		Title:	Chief Financial Officer (On behalf of the Registrant and as principal financial officer)