Form 10-Q/A
period 2003-06-30
PRICELINE COM INC
filed 2004-01-26
CIK 1075531

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.  YES  ☒.  NO  ☐.

Number of shares of Common Stock outstanding at January 23, 2004:

Common Stock, par value $0.008 per share	37,607,048
(Class)	(Number of Shares)

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This amendment to priceline.com Incorporated’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (the “priceline.com 10-Q”), as filed by priceline.com on August 14, 2003, is being filed for the purpose of amending the information required by Part II, Item 6(a) of the priceline.com 10-Q.

Index

PART II

Item 6.	Exhibits and Reports on Form 8-K
Signatures

Part II

Item 6.  Exhibits and Reports on Form 8-K

(a)           Exhibits

Exhibit Number	Description
10.76+	Second Amendment to the Worldspan Subscriber Entity Agreement, by and between priceline.com Incorporated and Worldspan, L.P.
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+              Portions of this document have been granted confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICELINE.COM INCORPORATED
(Registrant)

Date: January 26, 2004	By:	/s/ Robert J. Mylod, Jr.
		Name:	Robert J. Mylod, Jr.
		Title:	Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)