Form 10-Q/A
period 2003-06-30
PRICELINE COM INC
filed 2004-01-28
CIK 1075531

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

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

+              Portions of this document have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICELINE.COM INCORPORATED
(Registrant)

Date: January 28, 2004	By:	/s/ Robert J. Mylod, Jr.
		Name:	Robert J. Mylod, Jr.
		Title:	Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)