Form 10-K
period 2003-12-31
PRICELINE COM INC
filed 2004-03-15
CIK 1075531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2003 Commission File No.: 0-25581

priceline.com Incorporated

(Exact name of Registrant as specified in its charter)

Delaware	06-1528493
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

800 Connecticut Avenue Norwalk, Connecticut	06854
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (203) 299-8000

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $0.008 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes   ☒    No   ☐

The aggregate market value of common stock held by non-affiliates of priceline.com as of June 30, 2003 was approximately $469 million based upon the closing price reported for such date on the Nasdaq National Market.  For purposes of this disclosure, shares of common stock held by persons who are known by priceline.com to own more than 5% of the outstanding shares of common stock on June 30, 2003 and shares held by executive officers and directors of priceline.com on June 30, 2003 have been excluded because such persons may be deemed to be affiliates of priceline.com.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of priceline.com’s common stock was 37,690,111 as of March 10, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth in this Form 10-K, is incorporated herein by reference from priceline.com’s definitive proxy statement relating to the annual meeting of stockholders to be held on June 1, 2004, to be filed with the Securities and Exchange Commission within 120 days after the end of priceline.com’s fiscal year ended December 31, 2003.

priceline.com Incorporated Annual Report on Form 10-K for the Year Ended December 31, 2003 Index

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

Expressions of future goals and expectations similar expressions including, without limitation, “may,” “will,” “should,” “could,” “expects,” “does not currently expect,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “predicts,” “potential,” “targets,” or “continue,” reflecting something other than historical fact are intended to identify forward-looking statements.  The following factors, among others, could cause our actual results to differ materially from those described in the forward-looking statements: adverse changes in general market conditions for leisure and other travel products as the result of, among other things, terrorist attacks or war; adverse changes in our relationships with airlines, hotels and other product and service providers including, without limitation, the withdrawal of suppliers from the priceline.com system, the bankruptcy or insolvency of a major domestic airline; the effects of increased competition; systems-related failures and/or security breaches; our ability to protect our intellectual property rights; losses by us and our licensees; any adverse impact from negative publicity and negative customer reaction to such publicity; legal and regulatory risks and the ability to attract and retain qualified personnel.  These factors and others are described in more detail below in the section entitled “Factors That May Affect Future Results.”  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  However, readers should carefully review the reports and documents we file from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

PART I

Item 1.  Business

General

Priceline.com Incorporated (“priceline.com,” the “Company,” “we,” “us” or “our”) is a leading provider of leisure travel services.  We have pioneered a unique e-commerce pricing system known as a “demand collection system” that enables consumers to use the Internet to save money on products and services while enabling sellers to generate incremental revenue. Using a simple and compelling consumer proposition - Name Your Own Price® - we collect consumer demand, in the form of individual customer offers, for a particular product or service at a price set by the customer.  We then access databases to determine whether we can fulfill the customer’s offer. For most of these transactions, we establish the price we will accept, have discretion in supplier selection, purchase and take title to the particular product and are the merchant of record. Consumers agree to hold their offers open for a specified period of time and, once fulfilled, offers generally cannot be canceled. We benefit consumers by enabling them to save money, while at the same time benefiting sellers by providing them with an effective revenue management tool capable of identifying and capturing incremental revenues. By requiring consumers to be flexible with respect to brands, sellers and product features, we enable sellers to generate incremental revenue without disrupting their existing distribution channels or retail pricing structures.

In addition, we offer value-conscious leisure travelers who are less flexible, a more traditional travel product that allows them to pick specific carriers or itineraries.  In these transactions, we act as agent for the airline, hotel or rental car company (the “retail model”).  Under the retail model, we only act as agent as the travel supplier sets the retail price paid by the consumer, and the supplier is the merchant of record for the transaction.  We believe that the combination of our Name Your Own Price® model and our retail model allows us to service a broad array of value-conscious travelers, while providing us with diverse streams of revenue.

Our business model and brand are currently, through us or affiliates, supporting several products and service offerings, including the following:

•                  Name Your Own Price® leisure airline tickets, provided by 9 domestic and 26 international airline participants, and travel insurance;

•                  retail airline tickets provided by substantially every domestic and international carrier that is accessible through the Worldspan, L.P. global distribution system;

•                  Name Your Own Price® hotel rooms, in substantially all major United States markets with more than 40 national hotel chains, and in a limited number of markets outside the United States;

•                  retail hotel rooms provided through our affiliate Travelweb LLC, offering full-service automated hotel distribution;

•                  Name Your Own Price® rental cars, in substantially all major United States airport markets with five leading rental car chains as participants;

•                  retail rental cars provided by over more than 50 rental car suppliers;

•                  fixed-price cruises, through a third party that accesses major cruise lines;

•                  vacation packages, in many United States and certain international markets; and

•                  home financing services through our affiliate pricelinemortgage, in substantially all major United States markets, which includes home mortgage services, home equity loans and refinancing services.

For the year ended December 31, 2003, we had revenues of approximately $863.7 million.  Revenues for 2003 consisted primarily of merchant revenue, agency revenue and other revenue.  Merchant revenues are derived from transactions where we are the merchant of record and determine the price to be paid by the customer.  Merchant revenues, which represented the substantial majority of our total revenues in 2003, consisted of: transaction revenues from the sale of Name Your Own Price® airline tickets, hotel rooms and rental cars; ancillary fees, including Worldspan, L.P. reservation booking fees charged in connection with Name Your Own Price® airline tickets, hotel rooms and rental cars; and customer processing fees charged in connection with the sale of Name Your Own Price® airline tickets, hotel rooms and rental cars.  Agency revenues are generally derived from retail travel related transactions where we are not the merchant of record and where the prices of our products are determined by third parties (for example, the sale of retail airline tickets). Agency revenues consisted primarily of: processing fees and third-party supplier commissions related to the sale of travel products including the sale of price disclosed airline tickets, cruises and other travel services; and ancillary fees, including global distribution system (GDS) reservation booking fees related to price-disclosed transactions.  Other revenues consisted primarily of advertising revenues and fees earned for referring customers to affiliates and others.

Priceline.com was formed as a Delaware limited liability company in 1997 and was converted into a Delaware corporation in July 1998.  Our common stock is listed on the Nasdaq National Market under the symbol “PCLN.”  Our principal executive offices are located at 800 Connecticut Avenue, Norwalk, Connecticut 06854.

The priceline.com Business Model

Name Your Own Price®.  We have developed a unique pricing system known as a “demand collection system” that uses the information sharing and communications power of the Internet to create a new way of pricing products and services.  We believe we have created a balance between the interests of buyers, who are willing to accept trade-offs in order to save money, and sellers, who are prepared to generate incremental revenue by selling products at below retail prices, provided that they can do so without disrupting their existing distribution channels or retail pricing structures.  Our demand collection system allows consumers to specify the price they are prepared to pay when submitting an offer for a particular leisure travel product or service within a specified range of substitutability.  We then access databases in which participating suppliers file secure discounted rates not generally available to the public, to determine whether we can fulfill the customer’s offer and then decide whether we want to accept the offer at the price designated by the consumer.  For most of these transactions, we establish the price we will accept, have discretion in supplier selection, purchase and take title to the particular leisure travel product and are the merchant of record.  Consumers agree to hold their offers open for a specified period of time to enable us to fulfill their offers from inventory provided by participating sellers.  Once fulfilled, offers generally cannot be canceled.  This system uses the flexibility of buyers to enable sellers to accept a lower price in order to sell excess inventory or capacity.  We believe that our demand collection system addresses limitations inherent in traditional seller-driven pricing mechanisms in a manner that offers substantial benefits to both buyers and sellers.  We believe that the principal advantages of our system include the following:

•                  Cost Savings.  Our Name Your Own Price® demand collection system allows consumers to save money in a simple and compelling way.  Buyers effectively trade off flexibility about brands, product features and/or sellers in return for prices that are lower than those that can be obtained at that time through traditional retail distribution channels.

•                  Incremental Revenue for Sellers.  Sellers use priceline.com as a revenue management tool to generate incremental revenue without disrupting their existing distribution channels or retail pricing structures.  We require consumers to be flexible with respect to brands and product features.  As a result, with the exception of our price-disclosed products, sellers’ brands are not revealed to customers prior to the consummation of a transaction, thereby protecting their brand integrity.  This shielding of brand identity and price enables sellers to sell products and services at discounted prices without cannibalizing their own retail sales by publicly announcing discount prices and without competing against their own distributors.

•                  Proprietary Seller Networks.  We have assembled proprietary networks of industry leading sellers that represent high quality brands.  By establishing attractive networks of seller participants with reputations for quality, scale and national presence, we believe that we foster increased participation by both buyers and sellers.

We often refer to products offered through our Name Your Own Price® service as opaque products.

Disclosed Price Products.  In 2003, we began offering customers the ability to purchase retail airline tickets at disclosed prices.  In these transactions, we act as agent for the travel supplier.  The travel supplier sets the retail price paid by the consumer, and the supplier is the merchant of record for the transaction.  In 2003, we also invested in and entered into a distribution agreement with Travelweb LLC, a full-service automated hotel distribution network owned by various affiliates of Marriott International, Inc., Hilton Hotels Corporation, Hyatt Corporation, Intercontinental Hotels Group, Starwood Hotels & Resorts Worldwide, Inc. and Pegasus Solutions, Inc.  Under the terms of the agreement, Travelweb became the primary provider of published-price hotel inventory in the United States and Canada for Lowestfare.com and priceline.com.  In addition, in 2003, we purchased the Internet domain names www.rentalcars.com and www.breezenet.com, and their related intellectual property.  Through these sites, we offer consumers access to over 50 retail rental car suppliers and earn commissions on successful rental car reservation bookings.  For agency sales, we may receive commissions, processing fees and GDS reservation booking fees for our services.

We believe that the combination of our Name Your Own Price® model and our retail model allows us to service a broad array of value-conscious travelers, while providing us with diverse streams of revenue.

The priceline.com Strategy

After the events of September 11, 2001, we experienced a decrease in the momentum of our Name Your Own Price® airline ticket business due to weakened demand for air travel and widespread discounting by the airlines.  Despite this challenge, the online travel category has continued to experience significant growth as consumer purchasing shifts from traditional off-line channels to interactive online channels.  We have adopted the following strategies, among others, designed to better position priceline.com to participate in the growth of the online travel category, reinforce our value proposition and achieve growth in bookings, gross profit and earnings.

•                  Expand the Airline Ticket Product.  Our unit sales of airline tickets decreased approximately 36% in 2002 and approximately 39% in 2003.  Our business prospects would be enhanced if we could stabilize and grow our sales of leisure airline tickets.  We launched a new price-disclosed airline product in the fourth quarter 2003 to improve conversion of site traffic and expand our market opportunity in view of the shrinking market for opaque ticket sales.  Although in the fourth quarter 2003, the new product resulted in a decrease of Name Your Own Price® sales, we saw an increase in ticket sales as a whole, and the gross profit contribution from such increase more than offset the decrease in Name Your Own Price® ticket sales.  We believe that the offering of price-disclosed airline tickets as a compliment to Name Your Own Price® tickets will result in improved airline ticket sales and improved demand for other products.

•                  Grow Hotel Business.  During 2003, we sold over 5.7 million room nights, an increase of 39% over 2002, and we intend to continue investing in the growth of our hotel product.  In the beginning of 2003, we launched a major television campaign focused on hotels, and we intend to continue to aggressively advertise our hotel products in 2004.  In 2003, we also entered the retail hotel market by entering into an agreement with, and making an investment in, Travelweb LLC, an automated hotel distribution network owned in part by five major hotel companies.  In 2004, we intend to expand our retail hotel offering.

•                  Grow Vacation Packages Product.  We also intend to further develop our vacation packages product, through which customers can purchase hotel room nights and airfare for one price.  In the fourth quarter 2003, we launched a new package product with disclosed prices, more flight options and a last minute “Weekender” product offering flight time windows.  Upon the re-launch, package unit sales increased sharply.  Since airline ticket demand is a key source of package customers, we believe that increased demand for airline tickets will add additional momentum to package sales.

Products and Services

Travel Services

Name Your Own Price®  Leisure Airline Tickets.  There are a total of 9 domestic airlines and 26 international airlines participating in our Name Your Own Price® airline ticket service, which represents the majority of our leisure airline ticket sales.

The vast majority of all airline ticket requests are made through our websites.  To make an offer, a customer specifies: (1) the origin and destination of the trip, (2) the dates on which the customer wishes to depart and return, (3) the price the customer is willing to pay, and (4) the customer’s valid credit card to guarantee the offer.  When making an offer, consumers must agree to:

•                  fly on any one of our participating airline partners;

•                  leave at any time of day between 6 a.m. and 10 p.m. on their desired dates of departure and return;

•                  purchase only round trip coach class tickets between the same two points of departure and return;

•                  accept at least one stop or connection;

•                  receive no frequent flier miles or upgrades; and

•                  accept tickets that cannot be refunded or changed.

When we receive an offer, we determine whether to fulfill the offer based upon, among other things, the available fares, rules and inventory provided to us by our participating airlines and certain other internal requirements.  A customer is usually notified whether his or her offer has been accepted in near real-time.  If we are able to obtain an airline ticket within the parameters specified by the customer, the customer’s offer is accepted and his or her credit card is charged the offer price, plus applicable taxes, surcharges and standard processing fees, and the ticket is delivered to the customer by the delivery method specified by the customer.  For customers who request it, we guarantee no more than one connection per leg of trip with a maximum of a 3-hour stop.  As with our other travel products, once a customer’s offer for airline tickets is accepted, that offer, in almost all cases, cannot be withdrawn or cancelled.

If a customer’s offer is not accepted, but we believe the offer is reasonably close to a price that we would be willing to accept, we will attempt to satisfy the customer by providing guidance to the customer indicating that changing certain parameters of the offer would increase the chances of the offer being accepted.  For example, in some cases we disclose to the customer that agreeing to fly into an alternate airport would increase the chances of his or her offer being accepted.  In other cases, we inform the customer that increasing his or her offer by a certain amount would increase the chances of it being accepted.  We may also offer a customer the opportunity to purchase a price-disclosed retail airline ticket through Lowestfare.com.

Retail Leisure Airline Tickets.  In 2002, we began offering certain customers who were unsuccessful in making a Name Your Own Price® airline ticket offer the option to purchase a retail airline ticket at a disclosed price through Lowestfare.com.  In October 2003, we expanded this offering by launching a new feature on our website that allows our customers to purchase retail airline tickets at disclosed prices and with disclosed itineraries.  In these transactions, we act as agent for the airline.  The airline sets the retail price paid by the consumer and is the merchant of record for the transaction.  We believe that the combination of our Name Your Own Price® model and this retail model allows us to service a broad array of value-conscious travelers, while providing us with diverse streams of revenue.

Hotels.  Our Name Your Own Price® hotel room reservation service currently is available in substantially all major cities and metropolitan areas in the United States.  Seller participants in the hotel room reservation service include most of the significant national hotel chains as well as several important real estate investment trusts and independent property owners.  Hotels participate by filing secure private discounted rates with related inventory control rules in a global distribution system database.  These specific rates generally are not available to the general public or to consolidators and other discount distributors who sell to the public, however, hotel participants may make similar rates available to consolidators or other discount providers under other arrangements.

Our Name Your Own Price® hotel room reservation service operates in a manner similar to our Name Your Own Price® airline ticket service.  Consumers are required to accept certain trade-offs with respect to brands or product features in return for saving money.  For example, consumers are required to accept a reservation in any hotel within a specified geographic area within a designated “class” of service (1, 2, 3, 4, 5-star or “resort”) and must accept limitations on changes and cancellations.  As with the airline ticket service, the target market for our hotel room reservation service is the leisure travel market.

In March 2003, we announced that Lowestfare.com, our wholly-owned subsidiary, had entered into a distribution agreement with Travelweb LLC.  Travelweb LLC is a full-service automated hotel distribution network owned by Marriott, Hilton, Hyatt, Intercontinental Hotels Group, Starwood Hotels and Pegasus Solutions.  Under the terms of the agreement, Travelweb LLC became the primary provider of published-price, net rate inventory in the United States and Canada for Lowestfare.com and priceline.com and Travelweb LLC pays us commissions.  In connection with the distribution agreement, Lowestfare.com made an $8.6 million investment in Travelweb LLC and received approximately 15% of the equity of Travelweb LLC and a seat on Travelweb LLC’s Board of Directors.  We intend to use our relationship with Travelweb LLC to expand and grow our retail hotel business.

Rental Cars

Our Name Your Own Price® rental car service operates in a manner similar to our airline ticket and hotel reservation services.  Our rental car services are currently available in substantially all major United States airport markets.  The top five brands name airport rental car companies in the United States are seller participants in our rental car program.  Consumers can access our website and select where and when they want to rent a car, what kind of car they want to rent (i.e., economy, compact, mid-size, SUV) and the price they want to pay per-day, excluding taxes, fees and surcharges.  When we receive an offer, we determine whether to fulfill the offer based upon the available rates, rules and inventory.  If a customer’s offer is accepted, we will immediately reserve the rental car, charge the customer’s credit card and notify the customer of the car rental company and location providing the rental car.

In 2003, we supplemented our Name Your Own Price® rental car offering by acquiring the Internet domain names www.rentalcars.com and www.breezenet.com, and their related intellectual property. Through these sites, we offer consumers access to over 50 retail rental car suppliers and earn commissions on successful rental car reservation bookings.  Currently, we operate both sites as stand-alone websites that contain links to rental car suppliers, as well as to priceline.com.  In 2004, we intend to provide consumers with an improved rental car product by implementing technological and functionality improvements to both sites, which we believe will ultimately improve our share of the retail rental car market.

Vacation Packages.  In February 2002, we began offering our vacation package product, which allowed consumers to determine their own price for packages consisting of airfare and hotel or resort room nights.  In the fourth quarter 2003, we re-launched our package product with fixed prices, more flight options and a last minute “Weekender” product offering flight time windows.  We are the merchant of record for vacation packages sold through our websites.

Cruises.  We also offer fixed-price cruise trips through NLG, Inc., an agent representing major cruise lines.  Our cruise product allows consumers to search for and compare cruise pricing and availability information from 9 major cruise lines, and to purchase cruises online or through a call center by selecting from our published offerings and prices.  We receive commissions from NLG, Inc. for our services.

Travel Insurance.  We offer our air, hotel and vacation package customers an optional travel insurance package that provides coverage for, among other things, trip cancellation, trip interruption, medical expenses, emergency evacuation, and loss of baggage, property and travel documents.  The travel insurance is provided by member companies of American International Group, Inc.  We receive a percentage of the premium from AIG member companies for every optional insurance package purchased by our customers.

While we are currently focused on the travel products and services described above, over time, we may evaluate the introduction of other products and services that we believe could enhance the travel experience of our customers.

Home Financing Services

We offer home financing services through pricelinemortgage.com, of which we own 49% and hold two seats on the board of directors.  Pursuant to an intellectual property license from us, pricelinemortgage.com utilizes the priceline.com Name Your Own Price® business model.  Pricelinemortgage.com is controlled by EverBank, a federally chartered savings association supervised by the Office of Thrift Supervision and a wholly owned subsidiary of Alliance Partners, L.P.  Pricelinemortgage.com has access to the management resources and expertise of Alliance Partners, L.P. and its affiliates, including Alliance Mortgage Company, a residential mortgage lender since 1962.  Alliance Partners, L.P. provides management services to pricelinemortgage.com, including the procurement of personnel and office space and assistance in obtaining regulatory approvals.  Pricelinemortgage.com is operating in all 50 states.  Robert J. Mylod, our Chief Financial Officer, is a director of, and an investor in, Alliance Capital Partners Inc., the parent company of Alliance Partners, L.P.  Mr. Mylod’s investment represents less than 1/10 of one percent of Alliance Capital Partners Inc.’s outstanding common stock.

Under the terms of an agreement with Alliance Partners, L.P., our financing service allows consumers to name their interest rate and points for mortgages of a specified term, including purchase money mortgages, refinancings and home equity loans.  As a general matter, to obtain a loan, consumers access our website and specify the amount of the loan, the term, the interest rate and the points that they are willing to pay.  Customers complete a simplified loan application as part of the process of making an offer.  In connection with making an offer, customers are required to guarantee with a major credit card the payment of a $250 deposit that is applied towards closing costs and returned if we cannot find a participating lender to accept the offer.  We notify a customer within six hours whether his or her offer has been accepted by a participating lender.  Participating lenders may submit counteroffers through us for up to one business day following the customer’s offer.

International

In certain instances, we have licensed the priceline.com name and demand collection system to third parties to offer a number of products or services in a distinct international region.  Pursuant to these licensee transactions, we generally receive a royalty under the license and may also receive fees for services and reimbursement of certain expenses.  We also hold equity interests in such entities.

Asia.  In October 2003, we restructured our relationship with Hutchison-Priceline Limited (“Hutchison-Priceline”), a subsidiary of Hutchison Whampoa Limited, or Hutchison, whereby, among other things, the amount of shares Hutchison-Priceline is authorized to issue was increased, and the par value of Hutchison-Priceline common shares was decreased.  Pursuant to the restructuring agreement, priceline.com and Hutchison converted their outstanding convertible notes into shares of Hutchison-Priceline, and Hutchison purchased shares and was granted the right to purchase additional shares in Hutchison-Priceline until March 2004.  After the restructuring, priceline.com and Hutchison own approximately 15% and 85%, respectively, of the outstanding equity securities of Hutchison-Priceline.  Under the new agreements, we continue to license our business model to Hutchison-Priceline.  Hutchison and Cheung Kong (Holdings) Limited, a company affiliated with Hutchison, own approximately 34% of our outstanding common stock and hold three seats on our board of directors.  We hold one seat on Hutchison-Priceline’s board of directors.

Europe.  Priceline.com europe Ltd. is a wholly-owned subsidiary of ours that was established to provide our services to several European markets.  Priceline.com europe Ltd. offers Name Your Own Price® hotels, and, through third-parties in Europe, airfare, vacation packages and car hire at disclosed prices.  From its inception until December 2003, the other investors in priceline.com europe Ltd. included affiliates of General Atlantic Partners, LLC and certain individual investors.  In the fourth quarter of 2003, we purchased all of the interest in priceline.com europe Ltd. that we did not already own.  During 2002, 2001 and 2000, William Ford, a principal of General Atlantic Partners, LLC, was a member of our board of directors and chairman of our audit committee.  Mr. Ford resigned from our board of directors in January 2003, because General Atlantic Partners, LLC significantly reduced its position in our company.  In 2002, we recorded an impairment charge of $12 million in connection with our investment in priceline.com europe.  Please see Note 8 to our Consolidated Financial Statements for more information about the impairment charge.

Marketing and Brand Awareness

Priceline.com has established itself as one of the most recognized e-commerce brands through an aggressive marketing and promotion campaign.  During 2003, our advertising expense was $42.2 million.  We intend to continue a marketing strategy to promote brand awareness and the concept that consumers can save money on products and services offered by priceline.com.  We advertise primarily through television, radio and online marketing.  Underlying our marketing strategy is our belief that our target market is all consumers, not just Internet-savvy consumers.  We intend to continue to promote the priceline.com brand aggressively throughout 2004.  We intend to devote our marketing resources to the re-launch of our airline ticket product, as well as the continued support of our hotel product.

Competition

We compete with both online and traditional sellers of the products and services offered on priceline.com. The market for the products and services we offer is intensely competitive, and current and new competitors can launch new sites at a relatively low cost. In addition, over the recent past, the on-line travel industry has consolidated, a trend we expect to continue. For example, in June 2003, InterActive Corp., formerly USA Interactive, Inc., acquired all of Expedia, Inc., the largest seller of on-line travel, and in August 2003, Hotels.com L.P., one of the largest on-line sellers of hotel rooms. In addition, in November 2003, InterActive Corp. acquired Hotwire.com, a website that offers discounted fares on “opaque” inventory, and is our primary competitor. If this trend continues, we may not be able to effectively compete with industry conglomerates such as InterActive Corp. that have access to significantly greater and more diversified resources than we do.  For example, InterActive Corp. has indicated that it intends to advertise its travel products at spending levels that far exceed our intended advertising spending.  See “Factors That May Affect Future Results – Intense Competition Could Reduce our Market Share and Harm our Financial Performance.”

We currently or potentially compete with a variety of companies with respect to each product or service we offer. With respect to travel products, these competitors include:

•                  Internet travel services such as Expedia, Hotels.com and Hotwire, all of which are owned by InterActive Corp., Travelocity, which is owned by the Sabre Group and Cheaptickets, which is owned by the Cendant Corporation;

•                  Companies that are owned in significant part by certain of our suppliers, such as Orbitz, and Travelweb LLC;

•                  traditional travel agencies;

•                  consolidators and wholesalers of airline tickets and other travel products, including online consolidators such as Hotels.com and Cheaptickets.com;

•                  individual or groups of airlines, hotels, rental car companies, cruise operators and other travel service providers (all of which may provide services by telephone or through their branded website); and

•                  operators of global distribution systems such as Gallileo, Worldspan, L.P. and Sabre.

A number of airlines, including a number that participate in our system, have invested in and offer discount airfares and travel services through the Orbitz Internet travel service, and a number of airlines, including a number that participate in our system, participate in Hotwire. Because of its close relationship with such airlines, Orbitz is in a position to forego certain revenue streams upon which other online travel suppliers, including us, may be dependent, such as commissions and global distribution system fees.  Orbitz launched an initial public offering in December 2003, which will likely result in an increase in its financial resources, which could be applied to higher marketing spend or acquisitions.

Hotwire, which is our primary competitor in the opaque space, provides airline tickets, hotel rooms and rental car reservations at disclosed prices, although supplier identity and flight times are undisclosed until after the customer agrees to the purchase. Since its launch, Hotwire has been successful in establishing itself in the online travel marketplace through aggressive advertising, which has had the effect of decreasing our market share. As discussed above, in November 2003, InterActive Corp. acquired Hotwire.com.  InterActive Corp. is a larger company, and has greater resources, than us. If we are unable to effectively compete with Hotwire, our business, results of operation and financial condition will be adversely affected.

With respect to financial service products, competitors of pricelinemortgage include banks and other financial institutions and online and traditional mortgage and insurance brokers, including mortgage.com, Quicken Mortgage, E-Loan, Lending Tree and iOwn, Inc. In the third quarter of 2003, InterActive Corp. acquired Lending Tree.

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

We rely on the global distribution system of Worldspan, L.P. in the sale of airline tickets, opaque hotel room reservations, and rental car reservation.  We do not have a back-up GDS and if Worldspan GDS becomes inaccessible, or partially inaccessible to us, due to system failure or otherwise, for any significant amount of time, our ability to book airline tickets, opaque hotel reservations and rental car reservations would be adversely affected, and our business, results of operations and financial condition would suffer.

Our systems infrastructure and Web and database servers are hosted at Cable & Wireless plc. in Jersey City, New Jersey, which provides communication links, as well as 24-hour monitoring and engineering support.  Cable & Wireless has its own generator and multiple back-up systems in Jersey City.  Substantial amounts of our computer hardware for operating our services are currently located at Cable & Wireless in Jersey City.  We also maintain a second Web hosting facility at AT&T in New York City.  Our network operations center monitors both Web hosting facilities and is located in our Norwalk, Connecticut headquarters.  All three facilities have an uninterruptible power supply system, generators and redundant servers.  If Cable & Wireless were unable, for any reason, to support our primary web hosting facility, we would need to activate our secondary site at AT&T.  See “Factors That May Affect Future Results – We Rely on Third-Party Systems.”

Intellectual Property

We currently hold fourteen issued United States patents, Nos. 5,794,207; 5,797,127; 5,897,620; 6,041,308; 6,085,169; 6,108,639; 6,134,534; 6,240,396; 6,332,129; 6,345,090; 6,418,415; 6,466,919; 6,484,153; 6,510,418; 6,553,346 and over 20 pending United States and foreign patent applications.  All of our issued United States patents expire between September 4, 2016 and July 8, 2017.  We file additional patent applications on new inventions, as appropriate.

While we believe that our issued patents and pending patent applications help to protect our business, there can be no assurance that:

•                  any patent can be successfully defended against challenges by third parties;

•                  the pending patent applications will result in the issuance of patents;

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

•                  new prior art will not be discovered that may diminish the value of or invalidate an issued patent; or

•                  a third party will not have or obtain one or more patents that can prevent us from practicing features of our business or that will require us to pay for a license to use those features.

There has been discussion in the press regarding the examination and issuance of so-called “business method” patents. As a result, the United States Patent and Trademark Office has indicated that it intends to intensify the review process applicable to such patent applications. The new procedures are not expected to have a direct effect on patents already granted. We cannot anticipate what effect, if any, the new review process will have on our pending patent applications. See, “Factors That May Affect Future Results — Legal Proceedings,” herein.

We hold the exclusive rights to the trade names and service marks PRICELINE® and PRICELINE.COM® in the U.S. as well as in many foreign countries.  We own U.S. Service Mark Registrations Nos. 2,481,750; 2,272,659; 2,594,582; 2,481,752; 2,594,592; and 2,481,112, including all attendant goodwill.  We also own U.S. Service Mark Registrations Nos. 2,647,673 and 2,644,739 for NAME YOUR OWN PRICE®; U.S. Service Mark Registration No. 2,313,827 for NAME YOUR PRICE!®; and U.S. Service Mark Registration No. 2,481,751 for PRICELINEMORTGAGE®.  Finally, as a result of our acquisition of Lowestfare.com Incorporated in 2002, we hold exclusive rights in that trade name and service mark, including U.S. Registration No. 2,499,345 (LOWESTFARE.COM®) and 2,685,522 (LOWESTFARE.COM VACATIONS®).

We monitor, protect and enforce our copyrights, service marks, trademarks, trade dress and trade secrets on an ongoing basis through a combination of laws and contractual restrictions, such as confidentiality agreements.  For example, we endeavor to register our trademarks and service marks in the United States and internationally, currently holding over one hundred service mark registrations worldwide.  However, effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are or may be made available online, regardless of our continuous efforts to police and register our marks.  See, “Factors That May Affect Future Results — Our Success Depends On Our Ability To Protect Our Intellectual Property.”

We currently own the Internet domain name priceline.com in the United States, and priceline.ca in Canada.  Domain names are generally regulated by Internet regulatory bodies.  The relationship between trademark and unfair competition laws and domain name registration is evolving.  The Anti-Cybersquatting Consumer Protection Act in the U.S. and the Uniform Dispute Resolution Policy of the World Intellectual Property Organization have both significantly enhanced the ability to deter the improper incorporation of trademarks into domain names by third parties and to assert our registrations against them.  We actively pursue significant infringers as appropriate, including cybersquatters and “typosquatters” who misappropriate our service marks and misspellings thereof as domain names, to maintain our famous marks and prevent the dilution of their distinctiveness.  See, “Factors That May Affect Future Results — Our Success Depends On Our Ability To Protect Our Intellectual Property.”

Governmental Regulation

The products and services we provide are subject to various federal, state and local regulations. For example, our travel service is subject to laws governing the offer and/or sale of travel services as well as laws requiring us to register as a “seller of travel.”

In addition, our business is indirectly affected by regulatory and legal uncertainties affecting travel suppliers and global distribution systems.  On January 7, 2004, the Department of Transportation published a Final Rule, abolishing most of its rules governing global distribution systems effective January 31, 2004, and the rest of the rules effective July 31, 2004.  As a part of the Final Rule, the DOT rejected proposals to regulate online travel service providers’ fare displays.  However, the DOT deferred consideration of a proposal to amend its policies regarding advertising of air tickets, to require that agency service fees be stated separately from the price being charged by the airlines.  Our current service fee disclosure practices differ from those proposed by the DOT.  If the DOT were to resume consideration of and adopt the service fee proposal, we may have less flexibility regarding merchandising air travel on our websites.

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

We are also subject to regulations applicable to businesses conducting online commerce. Today there are relatively few laws specifically directed toward online services. However, due to the increasing popularity and use of the Internet and online services, it is possible that laws and regulations will be adopted with respect to the Internet or online services. These laws and regulations could cover issues such as online contracts, user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is developing, but any such new legislation could have a material adverse effect on our business, operating results and financial condition. In addition, some states may require us to qualify in that state to do business as a foreign corporation because our service is available in that state over the Internet. Although we are qualified to do business in a number of states, failure to meet the qualifications of certain states, or a determination that we are required to qualify in additional states, could subject us to taxes and penalties.  See “Factors That May Affect Future Results – Uncertainty Regarding State Taxes.”

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

Employees

As of March 1, 2004, we employed 293 full-time employees. We also retain independent contractors to support our customer service and system support functions.

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

We have a history of incurring operating losses.

We had an accumulated deficit of approximately $1.6 billion at December 31, 2003.  A depressed retail environment for the sale of airline tickets and a general decline in leisure travel since the events of September 11, 2001, have had a negative impact on our business and results of operations.  If our gross profit does not grow as expected, we may incur future losses and may not achieve or sustain profitability in future years.

Our business was negatively impacted by the war in Iraq and the outbreak of Severe Acute Respiratory Syndrome and could be further damaged by future terrorist attacks, travel-related health concerns or the fear of future terrorist attacks or travel-related health concerns.

In the weeks following the commencement of the military conflict with Iraq during March  2003, and the outbreak of Severe Acute Respiratory Syndrome, or SARS, in Asia and elsewhere in the second quarter 2003, we experienced a substantial decline in demand for our travel products and an increase in customer service costs and ticket refunds and cancellations. We believe that our first quarter and second quarter 2003 financial results were adversely affected by the war in Iraq and the outbreak of SARS. Further military conflict or new outbreaks of SARS or another travel-related health concern could have a material adverse effect on our business, results of operations and financial condition. In addition, terrorist attacks, the fear of future terrorist attacks, hostilities involving the United States in other areas of the world or the fear of future outbreaks like SARS are likely to contribute to a general reluctance by the public to travel and, as a result, may have a material adverse effect on our business, results of operations and financial condition.

Our ability to satisfy customers may be adversely affected by a number of factors outside of our control.

Since the terrorist attacks of September 11, 2001, and, more recently, following the outbreak of war with Iraq, the major airlines have grounded portions of their fleets, significantly reducing the number of available airline seats, and have deeply discounted retail airline tickets to stimulate demand. These actions have had a detrimental effect on our business. Deep retail discounting by the airlines affects our demand by hurting the Name Your Own Price® value proposition and making users less willing to accept the trade-offs associated with our Name Your Own Price® leisure airline tickets. In addition, decreased airline capacity hurts our business by reducing the levels of inventory available to us and increasing our cost of inventory. Customer offer prices have not kept pace with the increase in our cost of inventory and are, therefore, lower in proportion to our average cost of supply.

Additionally, our results have been negatively impacted by the weak retail environment for airline tickets which has persisted since 2001. In particular, we believe that lower retail pricing causes customers who might normally be willing to make the tradeoff associated with our Name Your Own Price® products in exchange for savings off of higher retail rates, to purchase travel products at the lower retail rates or from low-cost carriers without having to make any trade-offs.  While we recently launched a price-disclosed offering for airline tickets on our website in an attempt to attract consumers who may have looked to other websites to buy their airline tickets, there can be no assurance that the results from the sale of our Name Your Own Price® airline tickets will not be adversely affected by this new product.

We rely on the global distribution system of Worldspan, L.P. in the sale of airline tickets, opaque hotel room reservations, and rental car reservation.  We do not have a back-up GDS and if Worldspan GDS becomes inaccessible, or partially inaccessible to us, due to system failure or otherwise, for any significant amount of time, our ability to book airline tickets, opaque hotel reservations and rental car reservations would be adversely affected, and our results would suffer.

We may not be successful in entering the retail travel market.

We have historically focused our efforts and resources on our Name Your Own Price® business model.  We do not have extensive experience in operating a retail business model and may, therefore, face unforeseen difficulties in successfully entering the retail travel market.  There can be no assurance that our retail product will achieve an adequate degree of market acceptance among consumers.  Many of our competitors have more experience in the retail market than we do, and have invested significantly more than we have in marketing spend.  In addition, we may face difficulty from our suppliers in securing and accessing the inventory necessary to competitively offer a retail travel product.  Our failure to successfully anticipate, identify and react to any of the difficulties we might face could have an adverse effect on our business, results of operations and financial condition.

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

During the year ended December 31, 2003, sales of airline tickets from our five largest and two largest airline suppliers accounted for approximately 91.0% and 49.7% of total airline tickets sold, respectively. As a result, currently we are substantially dependent upon the continued participation of these airlines in priceline.com in order to maintain and continue to grow our total gross profit.

We currently have 35 airlines participating in the Name Your Own Price® system. However, our arrangements with the airlines that participate in our Name Your Own Price® system:

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

•                  often limit the manner in which we can sell inventory and, in the case of our agreement with Delta Air Lines, substantially limits which airlines can participate in the Name Your Own Price®  system; and

•                  generally, can be terminated upon little or no notice.

As a general matter, during the course of our business, we are in continuous dialogue with our major airline suppliers about the nature and extent of their participation in our system. The significant reduction on the part of any of our major suppliers of their participation in our system for a sustained period of time or their complete withdrawal could have a material adverse effect on our business, results of operations and financial condition.  Moreover, certain airlines have significantly limited or eliminated sales of airline tickets through opaque channels, preferring to consistently show the lowest available price on their own web site.  If one or more participating airlines were to further limit or eliminate discounting through opaque channels, it could have a material adverse effect on our business, results of operations and financial condition.

Due to our dependence on the airline industry, we could be severely affected by changes in that industry, and, in many cases, we will have no control over such changes or their timing. For example, we believe that our business has been adversely affected by the general reduction in airline capacity since September 11, 2001. Further, since the September 11, 2001 terrorist attacks, several major U.S. airlines are struggling financially and have either filed for reorganization under the United States Bankruptcy Code or discussed publicly the risks of bankruptcy. To the extent other major U.S. airlines that participate in our system declare bankruptcy, they may be unable or unwilling to honor tickets sold for their flights. Our policy in such event would be to direct customers seeking a refund or exchange to the airline, and not to provide a remedy ourselves. Because we are the merchant-of-record on sales of Name Your Own Price® airline tickets to our customers, however, we could experience a significant increase in demands for refunds or credit card charge-backs from customers, which would materially and adversely affect our business. In addition, because Name Your Own Price® customers do not choose the airlines on which they are to fly, the bankruptcy of a major U.S. airline or the possibility of a major U.S. airline declaring bankruptcy could discourage customers from using our Name Your Own Price® system to book airline tickets.

In addition, given the concentration of the airline industry, particularly in the domestic market, our competitors could exert pressure on other airlines not to supply us with tickets. Moreover, the airlines may attempt to establish their own buyer-driven commerce service or participate or invest in other similar services, like Hotwire, a website that offers discounted fares on opaque inventory, or Orbitz LLC, an airline-controlled website that competes directly with us.

We are dependent on certain hotels.

Our financial prospects are significantly dependent upon our sale of hotel room nights.  During the year ended December 31, 2003, sales of hotel room nights from our five largest hotel suppliers accounted for approximately 47% of total hotel room nights sold.  As a result, currently we are substantially dependent upon the continued participation of these hotels in priceline.com in order to maintain and continue to grow our total gross profit.

We currently have more than 40 national hotel chains participating in the Name Your Own Price® system.  However, our arrangements with the hotels that participate in our Name Your Own Price® system generally:

•                  do not require the hotels to provide any specific quantity of hotel rooms;

•                  do not require the hotels to provide particular prices or levels of discount;

•                  do not require the hotels to deal exclusively with us in the public sale of discounted hotel rooms; and

•                  generally, can be terminated upon little or no notice.

As a general matter, during the course of our business, we are in continuous dialogue with our major hotel suppliers about the nature and extent of their participation in our system.  The significant reduction on the part of any of our major suppliers of their participation in our system for a sustained period of time or their complete withdrawal could have a material adverse effect on our business, results of operations and financial condition.

The bankruptcy, discontinuance or consolidation of our suppliers could harm our business.

We are heavily dependent on our suppliers. One of our largest airline suppliers, United Airlines, is currently operating under the protection of federal bankruptcy laws, and certain other major suppliers, have disclosed publicly the possibility of seeking the protection of the federal bankruptcy laws. If any of our suppliers currently in bankruptcy liquidates or does not emerge from bankruptcy and we are unable to replace such supplier as a participant in priceline.com, our business would be adversely affected. In addition, in the event that another of our major suppliers voluntarily or involuntarily declares bankruptcy and is subsequently unable to successfully emerge from bankruptcy, and we are unable to replace such supplier, our business would be adversely affected. Further, as discussed in “We are dependent on the airline industry and certain airlines”, because our Name Your Own Price® customers do not choose the airline, hotel or rental car company on which they are booked, the bankruptcy of a major supplier or even the possibility of a major supplier declaring bankruptcy, could discourage consumers from booking their travel products through us.  If any or all of such companies discontinue their business, and we are unable to find other suppliers, it would have a material adverse effect on our business, results of operations and financial condition.

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

We issued $125 million of Convertible Senior Notes due August 2010, which provide for mandatory repayment beginning in 2008 and could result in dilution of our earnings per share.

In August 2003, we issued $125 million aggregate principal amount of Convertible Senior Notes due August 1, 2010, with an interest rate of 1%.  The notes are convertible, subject to certain conditions, into our common stock at the option of the holder, at a conversion price of approximately $40.00 per share, subject to adjustment upon the occurrence of specified events.  Each $1,000 principal amount of notes will initially be convertible into 25 shares of our common stock if, on or prior to August 1, 2008, the closing price of our common stock for at least 20 trading days in the 30 consecutive trading days ending on the first day of a conversion period, as defined in the offering memorandum related to the notes, is more than 110% of the then current conversion price of the notes, or after August 1, 2008, the closing price of our common stock is more than 110% of the then current conversion price of the notes.  The notes are also convertible in certain other circumstances set forth in the offering memorandum, such as a change in control of priceline.com.  In addition, the notes will be redeemable at our option beginning in 2008, and the holders may require us to repurchase the notes on August 1, 2008 or in certain other circumstances.  While we currently have sufficient cash and short-term investments to repay the notes, there can be no assurance that we will be able to repay or refinance the notes on the repayment date.  In addition, the conversion of the notes into our common stock could result in dilution of our earnings per share.

In addition, the purchase of our notes with shares of our common stock or the conversion of the notes into our common stock could result in dilution of our earnings per share.

Uncertainty regarding payment of sales and hotel occupancy taxes.

We are currently conducting a review and interpretation of the tax laws in various states and other jurisdictions relating to the payment of state and local hotel occupancy and other related taxes.  In connection with our review, we have met and had discussions with taxing authorities in certain jurisdictions but the ultimate resolution in any particular jurisdiction cannot be determined at this time.  Currently, hotels collect and remit hotel occupancy and related taxes to the various tax authorities based on the amounts collected by the hotels. Consistent with this practice, we recover the taxes on the underlying cost of the hotel room night from customers and remit the taxes to the hotel operators for payment to the appropriate tax authorities. Several jurisdictions have indicated that they may take the position that hotel occupancy tax is applicable to the differential between the price paid by a customer for our service and the cost to us of the underlying room. Historically, we have not collected taxes on this differential. Some state and local jurisdictions could assert that we are subject to sales or hotel occupancy taxes on this differential and could seek to collect such taxes, either retroactively or prospectively or both. Such actions may result in substantial tax liabilities for past sales and could have a material adverse effect on our business and results of operations. To the extent that any tax authority succeeds in asserting that any such tax collection responsibility exists, it is likely that, with respect to future transactions, we would collect any such additional tax obligation from our customers, which would have the effect of increasing the cost of hotel room nights to our customers and, consequently, could reduce our hotel sales. We will continue to assess the risks of the potential financial impact of additional tax exposure, and to the extent appropriate, we will reserve for those estimates of liabilities.

Intense competition could reduce our market share and harm our financial performance.

We compete with both online and traditional sellers of the products and services offered on priceline.com. The market for the products and services we offer is intensely competitive, and current and new competitors can launch new sites at a relatively low cost. In addition, over the recent past, the on-line travel industry has consolidated, a trend we expect to continue. For example, in June 2003, InterActive Corp., formerly USA Interactive, Inc., acquired all of Expedia, Inc., the largest seller of on-line travel, and in August 2003, Hotels.com L.P., one of the largest on-line sellers of hotel rooms. In addition, in November 2003, InterActive Corp. acquired Hotwire.com, a website that offers discounted fares on “opaque” inventory, and is our primary competitor in the sale of “opaque” travel products. If this trend continues, we may not be able to effectively compete with industry conglomerates such as InterActive Corp. that have access to significantly greater and more diversified resources than we do.  For example, InterActive Corp. has indicated that it intends to advertise its travel products at spending levels that far exceed our intended advertising spending.

We currently or potentially compete with a variety of companies with respect to each product or service we offer. With respect to travel products, these competitors include:

•                  Internet travel services such as Expedia, Hotels.com and Hotwire, all of which are owned by InterActive Corp., Travelocity, which is owned by the Sabre Group and Cheaptickets, which is owned by the Cendant Corporation;

•                  Companies that are owned in significant part by certain of our suppliers, such as Orbitz, and Travelweb LLC, a full-service automated distributor of hotel rooms that will compete with us in the online hotel space and that is owned in part by Hilton Hotels Corporation, Hyatt Corporation, Marriott International, Inc., Intercontinental Hotels Group, Starwood Hotels and Pegasus Solutions, Inc.;

•                  traditional travel agencies;

•                  consolidators and wholesalers of airline tickets and other travel products, including online consolidators such as Hotels.com and Cheaptickets.com;

•                  individual or groups of airlines, hotels, rental car companies, cruise operators and other travel service providers (all of which may provide services by telephone or through their branded website); and

•                  operators of travel industry reservation databases such as Gallileo, Worldspan, L.P. and Sabre.

A number of airlines, including a number that participate in our system, have invested in and offer discount airfares and travel services through the Orbitz Internet travel service, and a number of airlines, including a number that participate in our system, participate in Hotwire. Because of its close relationship with such airlines, Orbitz is in a position to forego certain revenue streams upon which other online travel suppliers, including us, may be dependent, such as commissions and global distribution system fees.  Orbitz launched an initial public offering in December 2003, which will likely result in an increase in its financial resources, which could be applied to higher marketing spend or acquisitions.

Hotwire, which is our primary competitor in the sale of opaque travel products, provides airline tickets, hotel rooms and rental car reservations at disclosed prices, although supplier identity and flight times are undisclosed until after the customer agrees to the purchase. Since its launch, Hotwire has been successful in establishing itself in the online travel marketplace through aggressive advertising, which has had the effect of decreasing our market share. As discussed above, in November 2003, InterActive Corp. acquired Hotwire.com.  InterActive Corp. is a larger company, and has greater resources, than us. If we are unable to effectively compete with Hotwire, our business, results of operation and financial condition will be adversely affected.

With respect to financial service products, competitors of pricelinemortgage include banks and other financial institutions and online and traditional mortgage and insurance brokers, including mortgage.com, Quicken Mortgage, E-Loan, Lending Tree and iOwn, Inc. In the third quarter of 2003, InterActive Corp. acquired Lending Tree.

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

In July 2003, Worldspan was acquired by a corporation newly formed by Citigroup Venture Capital Equity Partners L.P. and Teachers’ Merchant Bank. It is unclear what effect, if any, this change in control of Worldspan, L.P. will have on our relationship with Worldspan, L.P. or our business, results of operations or financial condition.

Uncertainty regarding state and local taxes.

We file tax returns in such states as required by law based on principles applicable to traditional businesses. In addition, we pay sales and other taxes to suppliers on our purchases of travel services sold through the priceline.com service. In certain cases, where appropriate, we remit taxes directly to the tax authorities. We believe that this practice is consistent with the tax laws of all jurisdictions. However, one or more states could seek to impose additional income tax obligations, sales tax collection obligations or other tax obligations on companies, such as ours, which engage in or facilitate online commerce. A number of proposals have been made at state and local levels that could impose such taxes on the sale of products and services through the Internet or the income derived from these sales.  To the extent that any tax authority succeeds in asserting that a tax collection responsibility applies to transactions conducted through the priceline.com service, we might have additional tax exposure.  Such actions could have a material adverse effect on our business and results of operations.  We will continue to assess the risks of the potential financial impact of additional tax exposure, and to the extent appropriate, we will reserve for those estimates of liabilities.

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

To date, our results have been negatively impacted by purchases made using fraudulent credit cards. Because we act as the merchant-of-record in a majority of our transactions, we may be held liable for accepting fraudulent credit cards on our website as well as other payment disputes with our customers. Additionally, we are held liable for accepting fraudulent credit cards in certain retail transactions when we do not act as merchant of record.  Accordingly, we calculate and record an allowance for the resulting credit card charge-backs. Beginning in the second half of 2001, we launched a company-wide credit card charge-back reduction project aimed at preventing the acceptance of fraudulent credit cards.  This project has been expanded to encompass retail transactions.  To date, we have been successful in reducing fraud; however, if we are unable to continue to reduce the use of fraudulent credit cards on our website, our business, results of operations and financial condition could be materially adversely affected.

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

We believe that maintaining and expanding the priceline.com brand, and other owned brands, including Lowestfare.com and rentalcars.com, are important aspects of our efforts to attract and expand our user and advertiser base.  As our larger competitors spend increasingly more on advertising, we are required to spend more in order to maintain our brand recognition.  Promotion of the priceline.com brand will depend largely on our success in satisfying our customers. In addition, we have spent considerable money and resources to date on the establishment and maintenance of the priceline.com brands, and we will continue to spend money on, and devote resources to advertising, marketing and other brand-building efforts to preserve and enhance consumer awareness of the priceline.com brands. We may not be able to successfully maintain or enhance consumer awareness of the priceline.com brands, and, even if we are successful in our branding efforts, such efforts may not be cost-effective. If we are unable to maintain or enhance customer awareness of the priceline.com brands in a cost-effective manner, our business, results of operations and financial condition would be adversely affected.

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

Hutchison Whampoa Limited and its 49.97% shareholder, Cheung Kong (Holdings) Limited, collectively beneficially owned approximately 34% of our outstanding common stock as of December 31, 2003, based on public filings with the SEC. Together, Cheung Kong (Holdings) Limited and Hutchison

Whampoa Limited have appointed three of the twelve members of our Board of Directors. As a result of their ownership and positions, Cheung Kong (Holdings) Limited and Hutchison Whampoa Limited collectively are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of our company. In addition, both Cheung Kong (Holdings) Limited and Hutchison Whampoa Limited have registration rights with respect to their shares of priceline.com. On September 19, 2001, Cheung Kong (Holdings) Limited and Hutchison Whampoa Limited withdrew a request they had made for us to file a shelf registration statement to sell shares and obtained rights to purchase up to a 37.5% stake (on a fully diluted basis) in priceline.com, subject to certain limitations. There can be no assurance that Cheung Kong (Holdings) Limited, Hutchison Whampoa Limited, or both, will not make another request for registration and dispose of all or substantially all of our common stock held by them at any time after the effectiveness of a shelf registration statement. Sales of significant amounts of shares held by Cheung Kong (Holdings) Limited or Hutchison Whampoa Limited, or the prospect of these sales, could adversely affect the market price of our common stock.

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

Substantially all of our computer hardware for operating our services is currently located at a web hosting facility operated by Cable & Wireless.  Cable & Wireless recently announced that it intends to sell the web hosting portion of its business to SAVVIS Communications Corporation.  If the transition of the facility to SAVVIS is executed without proper disciplines, or if they are for any reason unable to support our web site, we would need to quickly complete the activation of our secondary site at the ATT web hosting facility.  Any of these conditions could cause disruptions to our business, exposure to potentially damaging press coverage of the problems, and the acceleration of our build out of the ATT data center would have a material adverse effect on our business, results of operations, and financial condition.

Some of our communications infrastructure is provided by WorldCom, Inc., which currently does business under the MCI brand name and has filed for bankruptcy protection. If MCI is unable, for any reason, to support the communications infrastructure that it provides us, instabilities in our systems could increase until such time as we were able to replace its services.

While we do maintain redundant systems and hosting services, it is possible that we could experience an interruption in our business, and we do not carry business interruption insurance sufficient to compensate us for losses that may occur.

Capacity constraints and system failures could harm our business.

We rely on the global distribution system of Worldspan, L.P. in the sale of airline tickets, opaque hotel room reservations, and rental car reservation.  We do not have a back-up GDS and if Worldspan GDS becomes inaccessible, or partially inaccessible to us, due to system failure or otherwise, for any significant amount of time, our ability to book airline tickets, opaque hotel reservations and rental car reservations would be adversely affected, and our results would suffer.

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

Legal Proceedings

We are a party to the legal proceedings described in Note 17 to our Consolidated Financial Statements and Part I, Item 3 of this Annual Report on Form 10-K for the year ended December 31, 2003.  The defense of the actions described in Note 17 may increase our expenses and an adverse outcome in any of such actions could have a material adverse effect on our business, results of operations and financial condition.

We may not be able to keep up with rapid technological and other changes.

The markets in which we compete are characterized by rapidly changing technology, evolving industry standards, consolidation, frequent new service and product announcements, introductions and enhancements and changing consumer demands. We may not be able to keep up with these rapid changes. In addition, these market characteristics are heightened by the emerging nature of the Internet and the apparent need of companies from many industries to offer Internet-based products and services. As a result, our future success will depend on our ability to adapt to rapidly changing technologies, to adapt our services to evolving industry standards and to continually improve the performance, features and reliability of our service in response to competitive service and product offerings and the evolving demands of the marketplace. In addition, the widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require us to incur substantial expenditures to modify or adapt our services or infrastructure.

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

The Priceline.com Website

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

Item 2.  Properties

Our executive, administrative, operating offices and network operations center are located in approximately 92,000 square feet of leased office space located in Norwalk, Connecticut. Our call center is located in Columbus, Ohio where we lease approximately 12,000 square feet of leased office and warehouse space.  We also have a lease for approximately 2,500 square feet of office space in New York City. Priceline.com europe Ltd. leases approximately 290 square feet of office space in Staines, England. We do not own any real estate as of March 1, 2004.

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
Richard S. Braddock, Daniel H. Schulman and Jay S. Walker
3:00 CV 2232 (District of Connecticut).

•      Michols v. priceline.com Inc.,
Richard S. Braddock, Daniel H. Schulman and Jay S. Walker
3:00 CV 2280 (District of Connecticut).

All of these cases have been assigned to Judge Dominick J. Squatrito.  On September 12, 2001, Judge Squatrito ordered that these cases be consolidated under the Master File No. 3:00cv1884 (DJS), and he designated lead plaintiffs and lead plaintiffs’ counsel.  On October 29, 2001, plaintiffs served a Consolidated Amended Complaint.  On February 5, 2002, Amerindo Investment Advisors, Inc., who is one of the lead plaintiffs in the consolidated action, made a motion for leave to withdraw as lead plaintiff.  The court has yet to rule on that motion.  On February 28, 2002, we filed a motion to dismiss the Consolidated Amended Complaint.  That motion has been fully briefed.  The Court has yet to rule on that motion.  On July 26 and August 1, 2002, the Court issued scheduling orders concerning pretrial proceedings.  We intend to defend vigorously against this action.  We are unable to predict the outcome of these suits or reasonably estimate a range of possible loss, if any.

In addition, on November 1, 2000 we were served with a complaint that purported to be a shareholder derivative action against its Board of Directors and certain of its current and former executive officers, as well as the Company (as a nominal defendant).  The complaint alleged breach of fiduciary duty and waste of corporate assets.  The action is captioned Mark Zimmerman v. Richard Braddock, J. Walker, D. Schulman, P. Allaire, R. Bahna, P. Blackney, W. Ford, M. Loeb, N. Nicholas, N. Peretsman, and priceline.com Incorporated 18473-NC (Court of Chancery of Delaware, County of New Castle, State of Delaware).  On February 6, 2001, all defendants moved to dismiss the complaint for failure to make a demand upon the Board of Directors and failure to state a cause of action upon which relief can be granted.  Pursuant to a stipulation by the parties, an amended complaint was filed on June 21, 2001.  Defendants renewed their motion to dismiss on August 20, 2001, and plaintiff served his opposition to that motion on October 26, 2001.  Defendants filed their reply brief on January 7, 2002.  On December 20, 2002, the Court granted Defendants’ motion without prejudice.  On April 25, 2003, a second amended complaint, adding H. Miller, was filed and a motion seeking leave of court to file the second amended complaint was filed on July 28, 2003.  Defendants filed their opposition to that motion on October 31, 2003.  Plaintiff filed his reply brief on January 22, 2004.  We intend to defend vigorously against this action.  We are unable to predict the outcome of the suit or reasonably estimate a range of possible loss, if any.

On March 16, March 26, April 27, and June 5, 2001, respectively, four putative class action complaints were filed in the U.S. District Court for the Southern District of New York naming priceline.com, Inc., Richard S. Braddock, Jay Walker, Paul Francis, Morgan Stanley Dean Witter & Co., Merrill Lynch, Pierce, Fenner & Smith, Inc., BancBoston Robertson Stephens, Inc. and Salomon Smith Barney, Inc. as defendants (01 Civ. 2261, 01 Civ. 2576, 01 Civ. 3590 and 01 Civ. 4956).  Shives et al. v. Bank of America Securities LLC et al., 01 Civ. 4956, also names other defendants and states claims unrelated to us.  The complaints allege, among other things, that priceline.com and the individual defendants violated the federal securities laws by issuing and selling priceline.com common stock in priceline.com’s March 1999 initial public offering without disclosing to investors that some of the underwriters in the offering, including the lead underwriters, had allegedly solicited and received excessive and undisclosed commissions from certain investors.  By Orders of Judge Mukasey and Judge Scheindlin dated August 8, 2001, these cases were consolidated for pre-trial purposes with hundreds of other cases, which contain allegations concerning the allocation of shares in the initial public offerings of companies other than priceline.com, Inc.  By Order of Judge Scheindlin dated August 14, 2001, the following cases were consolidated for all purposes:  01 Civ. 2261; 01 Civ. 2576; and 01 Civ. 3590.  On April 19, 2002, plaintiffs filed a Consolidated Amended Class Action Complaint in these cases.  This

Consolidated Amended Class Action Complaint makes similar allegations to those described above but with respect to both our March 1999 initial public offering and our August 1999 second public offering of common stock.  The named defendants are priceline.com, Inc., Richard S. Braddock, Jay S. Walker, Paul E. Francis, Nancy B. Peretsman, Timothy G. Brier, Morgan Stanley Dean Witter & Co., Goldman Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith, Inc., Robertson Stephens, Inc. (as successor-in-interest to BancBoston), Credit Suisse First Boston Corp. (as successor-in-interest to Donaldson Lufkin & Jenrette Securities Corp.), Allen & Co., Inc. and Salomon Smith Barney, Inc.  Priceline, Richard Braddock, Jay Walker, Paul Francis, Nancy Peretsman, and Timothy Brier, together with other issuer defendants in the consolidated litigation, filed a joint motion to dismiss on July 15, 2002.  On November 18, 2002, the cases against the individual defendants were dismissed without prejudice and without costs.  In addition, counsel for plaintiffs and the individual defendants executed Reservation of Rights and Tolling Agreements, which toll the statutes of limitations on plaintiffs’ claims against those individuals.  On February 19, 2003, Judge Scheindlin issued an Opinion and Order granting in part and denying in part the issuer’s motion.  None of the claims against us were dismissed.  On June 26, 2003, counsel for the plaintiff class announced that they and counsel for the issuers had agreed to the form of a Memorandum of Understanding to settle claims against the issuers.  The terms of that Memorandum provide that class members will be guaranteed $1 billion dollars in recoveries by the insurers of the issuers and that settling issuer defendants will assign to the class members certain claims that they may have against the underwriters.  Issuers also agree to limit their abilities to bring certain claims against the underwriters.  If recoveries in excess of $1 billion dollars are obtained by the class from any non-settling defendants, the settling defendants’ monetary obligations to the class plaintiffs will be satisfied; any amount recovered from the underwriters that is less than $1 billion will be paid by the insurers on behalf of the issuers.  The Memorandum, which is subject to the approval of each issuer, was approved by a special committee of the priceline.com Board of Directors on Thursday, July 3, 2003.  Any proposed settlement is subject to the parties entering into a formal written agreement and final approval by the Court.

On November 7, 2003, we were served with a complaint that purported to be a shareholder derivative action against its Board of Directors and certain of its current and former executive officers, as well as priceline.com (as a nominal defendant).  The complaint alleged, among other things, breach of fiduciary duty, waste of corporate assets and misappropriation of corporate information.  The claims in the complaint appear to be substantially repetitive of the claims pending in the derivative action in Delaware described above.  The action is captioned Don Powell v. Richard S. Braddock, Jay S. Walker, Daniel H. Schulman, Paul A. Allaire, Ralph M. Bahna, Paul J. Blackney, William E. Ford, Marshall Loeb, N. J. Nicholas, Jr., Nancy B. Peretsman, and Heidi G. Miller and priceline.com Incorporated (Superior Court, Judicial District of Stamford/Norwalk, State of Connecticut).  On January 21, 2004, defendants moved to stay the case pending the outcome of the derivative action in Delaware.  That motion was denied on January 26, 2004.  On January 28, 2004, defendants Blackney, Nicholas, Peretsman and Loeb moved to dismiss the complaint for lack of personal jurisdiction.  Defendant Miller moved to dismiss the complaint for lack of personal jurisdiction on January 29, 2004.  On February 27, 2004, defendants Braddock, Walker, Schulman, Miller and priceline.com moved to dismiss the complaint for lack of subject matter jurisdiction and defendants Braddock and Schulman also moved to dismiss the complaint for lack of personal jurisdiction.  We intend to defend vigorously against this action.  We are unable to predict the outcome of this suit or reasonably estimate a range of possible loss, if any.

On November 24, 2003, priceline.com was served with a complaint for patent infringement captioned IMX, Inc. v. E-Loan, Inc., InteractiveCorp, LendingTree, Inc. and priceline.com Incorporated.  The complaint alleges, among other things, that priceline.com has infringed, induced others to infringe and/or committed acts of contributory infringement of U.S. patent number 5,995,947 entitled “Interactive Mortgage and Loan Information and Real-Time Trading Systems.”  The complaint seeks injunctive relief; unspecified money damages; an order directing defendants to pay IMX’s costs and attorneys’ fees; and an award of pre-and post-judgment interest.  We intend to defend vigorously against this action.  On January 23, 2004, we answered the complaint, denying IMX’s allegations, and filed a counterclaim, which seeks a declaration that the patent-in-suit is invalid and/or that we do not infringe any claim of the patent and that we do not contribute to or induce the infringement of any claim of the patent.  We are unable at this time to predict the outcome of this suit or reasonably estimate a range of possible loss, if any.

From time to time, we have been and expect to continue to be subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of third party intellectual property rights by it.  Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources and could adversely affect our business, results of operations and financial condition.

Uncertainty regarding payment of sales and hotel occupancy and other related taxes — We are currently conducting a review and interpretation of the tax laws in various states and other jurisdictions relating to the payment of state and local hotel occupancy and other related taxes.  In connection with our review, we have met and had discussions with taxing authorities in certain jurisdictions but the ultimate resolution in any particular jurisdiction cannot be determined at this time.  Currently, hotels collect and remit hotel occupancy and related taxes to the various tax authorities based on the amounts collected by the hotels.  Consistent with this practice, we recover the taxes on the underlying cost of the hotel room night from customers and remit the taxes to the hotel operators for payment to the appropriate tax authorities.  Several jurisdictions have indicated that they may take the position that hotel occupancy tax is applicable to the differential between the price paid by a customer for our service and the cost to us of the underlying room.  Historically, we have not collected taxes on this differential.  Some state and local jurisdictions could assert that we are subject to sales or hotel occupancy taxes on this differential and could seek to collect such taxes, either retroactively or prospectively or both.  Such actions may result in substantial liabilities for past sales and could have a material adverse effect on our business and results of operations.  To the extent that any tax authority succeeds in asserting that such a tax collection responsibility exists, it is likely that, with respect to future transactions, we would collect any such additional tax obligation from its customers, which would have the effect of increasing the cost of hotel room nights to our customers and, consequently, could reduce its hotel sales.  We will continue to assess the risks of the potential financial impact of additional tax exposure, and to the extent appropriate, it will reserve for those estimates of liabilities.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote of stockholders of priceline.com during the fourth quarter of the year ended December 31, 2003.

PART II

Item 5.  Market for the Registrant’s Common Stock and Related Stockholder Matters

Price Range of Common Stock

Our common stock has been quoted on the Nasdaq National Market under the symbol “PCLN” since our initial public offering on March 29, 1999. Prior to such time, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low closing sales prices per share of the common stock as reported on the Nasdaq National Market, adjusted to take into account the one-for-six reverse stock split implemented in June 2003:

	High	Low
2004
January 1 to March 1	$24.87	$18.05

2003
First Quarter	$11.58	$6.96
Second Quarter	26.70	9.72
Third Quarter	39.49	21.78
Fourth Quarter	33.59	16.80

2002
First Quarter	$37.92	$22.02
Second Quarter	31.62	16.74
Third Quarter	16.50	8.76
Fourth Quarter	13.92	6.60

Holders

As of March 1, 2004, there were approximately 1,199 stockholders of record of priceline.com’s common stock, although we believe that there are a significantly larger number of beneficial owners.

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

Recent Sales of Unregistered Securities

Issuance of Convertible Notes

In August 2003, we issued, in a private placement, $125 million aggregate principal amount of Convertible Senior Notes due August 1, 2010, with an interest rate of 1%.  The initial purchasers of the notes were Goldman Sachs & Co. and Thomas Weisel Partners LLC.  We intend to use the net proceeds of the offering for general corporate purposes, strategic purposes and working capital requirements.  The notes are convertible, subject to certain conditions, into our common stock, par value $0.008 per share, at the option of the holder, at a conversion price of approximately $40.00 per share, subject to adjustment upon the occurrence of specified events.  Each $1,000 principal amount of notes will initially be convertible into 25 shares of our common stock if, on or prior to August 1, 2008, the closing price of our common stock for at least 20 trading days in the 30 consecutive trading days ending on the first day of a conversion period, as defined in the offering memorandum related to the notes, is more than 110% of the then current conversion price of the notes, or after August 1, 2008, the closing price of our common stock is more than 110% of the then current conversion price of the notes.  The notes are also convertible in certain other circumstances set forth in the offering memorandum, such as a change in control of priceline.com.  In addition, the notes will be redeemable at our option beginning in 2008, and the holders may require us to repurchase the notes on August 1, 2008 or in certain other circumstances.  Interest on the notes is payable on February 1 and August 1 of each year.  We filed a Registration Statement on Form S-3 for the resale of the notes and the shares of common stock issuable upon conversion of the notes, and the SEC declared the Registration Statement to be effective on January 29, 2004.  The SEC assigned the Registration Statement file number 333-109929.

In connection with the Convertible Senior Notes, in November 2003, we entered into an interest rate swap agreement which effectively converts the interest on approximately $45 million of our debt from a fixed rate to a variable rate.

Issuance of Warrants

In March 2003, in connection with the renewal of a marketing agreement with Marriott International, Inc., we issued Marriott 833,333 warrants to purchase shares of our common stock at $9.84 per share.  The warrants, which are not transferable, are fully vested, non-forfeitable, and will be exercisable no earlier than three years from the date of issuance (subject to certain limited exceptions in the event of a reorganization, recapitalization, merger or consolidation involving priceline.com).  In connection with the issuance of the warrants, we recorded a charge in the first quarter of 2003 of approximately $6.6 million, or $(0.17) of earnings per share.

On January 29, 2002, Delta Air Lines, Inc. notified us that they were exercising warrants to purchase 666,667 shares of priceline.com common stock. The warrants were issued to Delta in February 2001 in connection with Delta’s exchange of priceline.com Series A Convertible Redeemable PIK Preferred Stock for Series B Redeemable Preferred Stock. As required by the terms of the warrants, Delta exercised the warrants by surrendering 11,875 shares of Series B Preferred Stock. As a result, on January 29, 2002, after giving effect to the exercise of the warrants, there were 13,470 shares of Series B Preferred Stock outstanding having an aggregate liquidation preference of approximately $13.5 million. As a result of this exercise, the Series B Preferred Stock will pay dividends of approximately 40,333 shares of priceline.com common stock semi-annually. In connection with the sale of the shares issued upon exercise of the warrants, we relied upon Section 4(2) of the Securities Act of 1933, as amended. See Note 13 to our Consolidated Financial Statements.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)

Equity compensation plans approved by security holders	-0-		—	-0-

Equity compensation plans not approved by security holders(1)	9,024,864	(2)	$118.27	1,603,920

Total:	9,024,864		$118.27	1,603,920

(1)                                  In May and April of 2001 and 2000, respectively, the Company’s stockholders approved amendments to the Company’s 1999 Omnibus Plan (the “1999 Plan”).

(2)                                  Includes (i) 1,131,343 shares of Common Stock which may be issued upon exercise of stock options outstanding under the Company’s 1997 Omnibus Plan (the “1997 Plan”), (ii) 2,806,560 shares of Common Stock which may be issued upon exercise of stock options outstanding under the Company’s 1999 Omnibus Plan (the “1999 Plan”), (iii) 301,600 shares of Common Stock which may be issued upon exercise of stock options outstanding under the Company’s 2000 Employee Stock Option Plan (the “2000 Plan”), (iv) 83,333 shares of Common Stock which may be issued upon exercise of a stock option granted to Robert Mylod, the Company’s current Chief Financial Officer, in November 2000 (the “Mylod Option”), (v) 756,199 shares of Common Stock which may be issued upon exercise of warrants issued to Delta Airlines in February 2001 (the “Delta Warrant”), (vi) 1666,666 shares of Common Stock which may be issued upon exercise of warrants issued to Continental Airlines in July 1999 (the “Continental Warrants”), (vii) 2,945,830 shares of Common Stock which may be issued upon exercise of warrants issued to major domestic airlines in November 1999 (the “Other Airline Warrants”), and (vii) 833,333 shares of common stock which may be issued upon exercise of warrants issued to Marriott during 2003.

The 1997 Plan and the 1999 Plan each provide for the granting of awards to officers, other employees, consultants and directors of the Company and its affiliates.  Awards may be made in the form of stock options, restricted stock or other awards.  The maximum number of shares of Common Stock which may be issued under the 1997 Plan and the 1999 Plan is currently 3,979,166 and 5,895,833 shares, respectively (subject to adjustment as provided in the respective plans).  Options issued under the 1997 Plan and the 1999 Plan generally become exercisable in equal installments over a three-year term and expire ten years after the date of grant.  All stock options issued under the 1999 Plan must have an exercise price at least equal to the fair market value of the Company’s Common Stock on the date of grant.

The 2000 Plan provides for the issuance of stock options to employees and consultants of the Company and its affiliates.  The maximum number of shares of Common Stock which may be issued under the 2000 Plan is currently 1,000,000 shares (subject to adjustment as provided in the plan).  Options issued under 2000 Plan generally become exercisable in equal installments over a three-year term and expire ten years after the date of grant.  All options issued under the 2000 Plan must have an exercise price at least equal to the fair market value of the Company’s Common Stock on the date of grant.

In February 2000, the Company adopted a plan (the “Miller Plan”), pursuant to which it authorized the issuance of options to acquire 416,666 shares of the Company’s common stock to Heidi G. Miller, the Company’s former Chief Financial Officer.  The Company actually granted 270,833 options under the Miller Plan, of which all were subsequently forfeited, and not available for issuance to anyone other than Ms. Miller.

Pursuant to the Mylod Option, Mr. Mylod has the right to acquire up to 83,333 shares of Common Stock at an exercise price of $14.63 per share.  The Mylod Option is fully vested and is exercisable until November 19, 2010.

The Delta Warrants provide for an exercise price of $17.82 per share and Delta may exercise the Delta Warrants only by surrendering shares of the Company’s Series B Redeemable Preferred Stock.  If, however, the closing sales price of the Company’s Common Stock has exceeded $53.46 (subject to adjustment) for 20 consecutive trading days, the Delta Warrants will automatically be exercised.  In such event, the exercise price will be paid by surrendering shares of Series B Redeemable Preferred Stock.  The Delta Warrants are exercisable at any time prior to February 6, 2007.  Please see Note 13 to our Consolidated Financial Statements for more information about the Delta Warrants.

The Continental Warrants are exercisable upon the earlier to occur of July 15, 2004 or the Company’s achievement of certain performance thresholds described in the Continental Warrant, at an exercise price of $359.58 per share.

The Other Airline Warrants provide for exercise prices ranging from $315,75 to $359.58 per share.  These warrants are not exercisable until November 2005, subject to acceleration under certain circumstances described in the warrants.

Item 6.  Selected Financial Data

SELECTED FINANCIAL DATA

The following selected consolidated financial data presented below are derived from the Consolidated Financial Statements and related Notes of the Company, and should be read in connection with those statements, some of which are included herein. The information set forth below is not necessarily indicative of future results and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  All share amounts have been adjusted to reflect the one-for-six reverse stock split implemented in June 2003 and the 1.25-for-one stock split implemented in 1999.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share amounts)

Total revenues	$863,661	$1,003,606	$1,171,753	$1,235,396	$482,410
Total costs of revenues	717,716	845,240	978,847	1,043,227	424,579
Gross profit	145,945	158,366	192,906	192,169	57,831
Total operating expenses	137,927	181,690	206,793	514,443	1,120,041
Operating income (loss)	8,018	(23,324)	(13,887)	(322,274)	(1,062,210)
Total other income	3,898	4,140	6,584	7,129	7,210
Net income (loss)	11,916	(19,184)	(7,303)	(315,145)	(1,055,090)
Net income (loss) applicable to common stockholders	$10,425	$(21,528)	$(15,866)	$(329,527)	$(1,063,444)
Net income (loss) applicable to common stockholders per basic common share	$0.28	$(0.57)	$(0.46)	$(11.84)	$(47.40)
Net income (loss) applicable to common stockholders per diluted shares	$0.27	$(0.57)	$(0.46)	$(11.84)	$(47.40)
Total assets	337,784	211,162	262,190	195,078	441,886
Long-term obligations and redeemable preferred stock	188,677	14,185	28,183	364,688	—
Total liabilities	175,207	66,042	90,134	84,405	39,250
Total stockholders’ equity	149,107	131,650	146,711	(248,907)	402,636

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes to those statements, included elsewhere in this Form 10-K, and the Section entitled “Special Note Regarding Forward Looking Statements” in this Form 10-K.  As discussed in more detail in the Section entitled “Special Note Regarding Forward Looking Statements,” this discussion contains forward-looking statements which involve risks and uncertainties.  Our actual results may differ materially from the results discussed in the forward-looking statements.  Factors that might cause those differences include, but are not limited to, those discussed in “Factors That May Affect Future Results.”

Overview

General.  We are a leading online travel company that offers our customers a broad range of travel products, including airline tickets, hotel rooms, car rentals, vacation packages and cruises.  Our unique Name Your Own Price® system — which allows our customers to make offers for travel products at prices they set — enables our customers to use the Internet to save money on travel products and services while enabling sellers, which include many of the major domestic airline, hotel and rental car companies, to generate incremental revenue.  In 2003, we complemented our Name Your Own Price® product offering by giving our customers the ability to purchase certain travel products in a more traditional, price-disclosed manner.  At present, we derive substantially all of our revenues from the following sources:

•                  Transaction revenues from the sale of Name Your Own Price® airline tickets, hotel rooms and rental cars;

•     Reservation booking fees from Worldspan, L.P. in connection with the sale of Name Your Own Price® airline tickets, hotel rooms and rental cars;

•     Customer processing fees charged in connection with the sale of Name Your Own Price® airline tickets, hotel rooms and rental cars;

•     Processing fees, Worldspan reservation booking fees and travel commissions, principally related to the sale of price disclosed airline tickets, cruises and other travel services; and

•     Other revenues derived primarily from advertising on our websites and fees for referring customers to affiliates and others.

Trends.  Our overall financial prospects have been and continue to be significantly dependent upon our sale of leisure airline tickets and, as a result, the health of our business has been directly related to the health of the airline industry.  While the domestic airline industry has experienced significant revenue declines since September of 2001, the online travel sector, overall, continues to grow, and we believe the opportunity exists for us to broaden our participation in that growth.  Nonetheless, most domestic airlines, and many of our major suppliers, have experienced, and continue to experience, significant losses, which, in many cases, worsened as a result of the war in Iraq and the outbreak of Severe Acute Respiratory Syndrome, or SARS, in 2003.  In addition, these problems have been compounded by competition from low-cost carriers and uncertainty regarding our domestic economy.  As a result, since September of 2001, many of the major airlines have grounded portions of their fleets, significantly reducing the number of available airline seats, and have deeply discounted retail airline tickets to stimulate demand.  These actions have had, and continue to have, a detrimental effect on our Name Your Own Price® airline ticket business, which represents a significant portion of our total airline ticket revenues.  Deep retail discounting by the airlines negatively affects demand for our Name Your Own Price® airline ticket product because it hurts our value proposition and makes users less willing to accept the trade-offs associated with our product.  In addition, decreased airline capacity hurts our business by reducing the levels of inventory available to us and increasing our cost of inventory.  Customer offer prices have not kept pace with the increase in our cost of inventory and are, therefore, lower in proportion to our average cost of supply, which has, for the better part of the last two years, materially and negatively affected the number of Name Your Own Price® tickets we sell.

In an effort to counter some of the trends described above, we have taken a number of initiatives to diversify our product offerings to lessen our reliance on the sale of Name Your Own Price® airline tickets.  Over the past two years, we have invested in and focused our marketing efforts on our non-airline travel products, including, in particular, our hotel business.  We intend to continue to develop our non-air business, in particular our hotel, rental car and vacation package businesses, for which demand remains relatively strong, and continue to evaluate and implement ways to improve the number of airline tickets we sell.

In addition, we have taken and expect to continue to take steps to diversify our revenue among non-opaque products, such as retail travel products, which we believe will help broaden our customer appeal.  To this end, in the fourth quarter of 2003, we began offering customers the ability to purchase airline tickets at disclosed, retail prices.  Our intent is to permit customer maximum flexibility by allowing them to select a retail itinerary or to make use of the Name Your Own Price® product.

It is too early for us to determine the impact that the launch of a retail airline ticket product, or the related marketing effort, will have on our business results.  However, the preliminary results have been positive and we believe we are starting to make progress towards stabilizing and growing total unit sales of airline tickets, which, as discussed above, declined significantly over the past two years.  Based on these preliminary results, the launch of a retail airline product has had a positive effect on the overall number of airline tickets we sell.  While some customers presented with a display of low disclosed prices may opt to select such a ticket or make a lower offer for an Name Your Own Price® ticket, we believe the gross profit contribution from the increased sale of retail airline tickets has, to date, more than offset any loss in the number of Name Your Own Price® tickets sold.

Further terrorist attacks, hostilities in the Middle East, the liquidation of a major domestic airline now in bankruptcy, the bankruptcy of an additional carrier or the withdrawal from our system of a major airline or hotel supplier, could adversely affect our business and results of operations and impair our ability to effectively implement all or some of the initiatives described above.

Other.  A number of travel suppliers, particularly airlines, have indicated publicly that, as part of an effort to reduce distribution costs, they intend to reduce their dependence over time on what they view to be “expensive” distribution channels such as global distribution systems (GDSs).  A number of travel suppliers have reached agreements with travel distributors that require rebates of all or part of the fees received from the GDS.  Additionally, travel suppliers are encouraging distributors, such as us, to develop technology enabling direct connections therefore bypassing the GDS.  Development of direct connection technology would require the use of information technology resources and could cause us to incur additional operating expenses and delay other projects.  We have been and believe that we will continue to be under pressure from travel suppliers to rebate all or part of the travel booking fees we receive from Worldspan, L.P., our GDS.  To the extent that we are required to rebate travel booking fees we currently receive from our GDS to travel suppliers, and are unable to recover such amounts by charging customers, it could have an adverse effect on our business, results of operations and financial condition.  See “Factors That May Affect Future Results — We may lose or be subject to reduction of global distribution system fees.”

We believe that our success will depend in large part on our ability to maintain profitability, primarily from our leisure travel business, to continue to promote the priceline.com brand and, over time, to offer other travel products and services on our website. We intend to continue to invest in marketing and promotion, technology and personnel within parameters consistent with attempts to improve operating results. Our goal is to improve gross margins in an effort to achieve and maintain profitability. The uncertain environment described above makes the prediction of future results of operations difficult, and accordingly, we cannot assure you that we will achieve revenue growth and sustain profitability.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements. Certain of our accounting policies are particularly important to our financial position and results of operations and require us to make significant judgments. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. On an on-going basis, we evaluate our estimates, including those related to credit card charge-backs and refunds, recoverability of our investments in licensees and other, recoverability and useful lives of intangible assets, income and other taxes, restructuring, special charges and severance, and contingencies and litigation. Those estimates are based on historical experience, terms of existing contracts, our observance of trends in the travel industry and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies is set forth below.

•                  Refunds. In limited circumstances, we make certain accommodations for customers or provide refunds to customers. Based on our historical experience and our contractual arrangements with our suppliers, we establish reserves for estimated losses resulting from refunds or cancellations. In the event that we experience either an unanticipated increase in refunds or cancellations, as we did in the weeks following the terrorist attacks of September 11, 2001, or our suppliers refuse to accept certain refunds or cancellations or challenge refunds granted outside of their policies, our costs of revenues could increase.

•                  Allowance for Credit Card Charge-backs.  Because we act as merchant of record in the majority of our transactions, we may be held liable for accepting fraudulent credit cards on our website as well as other payment disputes with our customers. Additionally, we are also held liable for accepting fraudulent credit cards in certain retail transactions when we do not act as merchant of record. Accordingly, we calculate and record an allowance for the resulting credit card charge-backs.  In the event we experience an unanticipated increase in fraudulent transactions on our website, our sales and marketing expense could increase.

•                  Investment in Equity Interests.  We have a 49% equity interest in pricelinemortgage and, accordingly, recognize our pro rata share of pricelinemortgage’s net income.  The carrying value of the investment at December 31, 2003 was $9.4 million.  Additionally, Lowestfare.com, a wholly-owned subsidiary of the Company, has an investment in Travelweb LLC that represents approximately 14% of its outstanding equity.  The investment is accounted for under the equity method of accounting.  At December 31, 2003, the carrying value of the investment in Travelweb LLC was $7.9 million.  We periodically test these investments for impairment using a number of assumptions and estimates.  In the event that future circumstances indicate a need to change these assumptions or estimates, we could determine that some part or all of the carrying value of either of these investments is impaired requiring an impairment charge to be recorded.

•                  Derivative Financial Instruments.  We are exposed to market risks arising from changes in interest rates on our Convertible Senior Notes. We use derivatives principally in the management of interest rate exposure. We do not utilize derivatives that contain leverage features. On the date on which we enter into a derivative, the derivative is designated as a hedge of the identified exposure and we measure effectiveness of our hedging relationships both at hedge inception and on an ongoing basis.  In November 2003, we entered into an interest rate swap agreement whereby we swapped the fixed 1% interest on our Convertible Senior Notes due August 1, 2010 for a floating interest rate hedge based on the 3-month U.S. Dollar LIBOR, minus the applicable margin of 221 basis points, on $45 million notional value of debt.  We designated this interest rate swap agreement as a fair value hedge and therefore changes in the fair value of the interest rate swap agreement and the underlying debt are recorded as offsetting gains and losses in interest expense in the Consolidated Statement of Operations.  In the event that future interest rate relationships change significantly from those in effect today, the swap could become ineffective as a hedge vehicle causing us to record additional interest expense in our Consolidated Statement of Operations.

•                  Valuation of Long-Lived Assets and Intangibles. We evaluate whether events or circumstances have occurred which indicate that the carrying amounts of long-lived assets and intangibles may be impaired or not recoverable. The significant factors that are considered that could trigger an impairment review include changes in business strategy, market conditions, or the manner of use of an asset; under performance relative to historical or expected future operating results; and negative industry or economic trends.  In evaluating an asset for possible impairment, management estimates that asset’s future undiscounted cash flows to measure whether the asset is recoverable. If it is determined that the asset is not recoverable, we measure the impairment based on the projected discounted cash flows of the asset over its remaining life.  While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect these evaluations.

•                  Tax Valuation Allowance.  We recorded a valuation allowance for the full amount of the net deferred tax asset at December 31, 2003 and 2002 representing the portion of tax operating loss carryforwards and other items for which it is more likely than not that the benefit of such items will not be realized.  At December 31, 2003 we had approximately $3 billion of net operating loss carryforwards for income tax purposes expiring from December 31, 2018 to December 31, 2021, which are subject to limitation on future utilization under Section 382 of the Internal Revenue Code of 1986.  In the event that future operations indicate that some or all of these deferred tax benefits will be realized, we would recognize a tax provision credit for those estimated future tax benefits in our Consolidated Statement of Operations.  The recognition of some or all of such future tax benefits would involve a significant amount of judgment by management.  In addition, the amount of annual benefit available under Section 382 is based upon certain conclusions pertaining to the dates of the ownership changes and the value of the Company on the dates of the ownership changes.  The overall determination of the annual Section 382 limitation is subject to interpretation, and therefore, the annual loss limitation could be subject to change.

•                  Presentation of Revenues. Revenues are primarily recognized, if and when, we accept and fulfill a customer’s offer.  Merchant revenue, which represents a substantial majority of our overall revenues, primarily represents the selling price of Name Your Own Price® airline tickets, hotel rooms and rental cars. For these transactions, we establish the price we will accept, have discretion in supplier selection, purchase and take title to the particular product and are the merchant of record. We record as revenue the amount received from the customer, net of taxes, surcharges and other fees.  Agency revenues are derived from travel related transactions where we are not the merchant of record and where the prices of our products are determined by third parties.  We record these fees as revenue, at the net amount we receive, with no associated cost of revenue.

•                  Accounting for State and Local Taxes.  We file tax returns in such states as required by law based on principles applicable to traditional businesses. In addition, we pay sales and other taxes to suppliers on our purchases of travel services sold through the priceline.com service. In certain cases, where appropriate, we remit taxes directly to the tax authorities.  We believe that this practice is consistent with the tax laws of all jurisdictions.  However, one or more states could seek to impose additional income tax obligations, sales tax collection obligations, or other tax obligations on companies, such as ours, which engage in or facilitate online commerce.  A number of proposals have been made at state and local levels that could impose such taxes on the sale of products and services through the Internet or the income derived from such sales.  To the extent that any tax authority succeeds in asserting that a tax collection responsibility applies to transactions conducted through the priceline.com service, we might have additional tax exposure.  We will continue to assess the risks of the potential financial impact of additional tax exposure, and to the extent appropriate, we will reserve for those estimates of liabilities.

•                  Valuation of Goodwill.  We account for goodwill in connection with our investment in priceline.com europe.  We performed the initial and final steps of the transitional impairment test in 2002 in connection with our adoption of Statements of Financial Accounting No. 142.  There was no impairment resulting from the transitional impairment test, however, subsequent changes in circumstances indicated that an impairment had occurred and impairment losses were determined and reflected in “operating loss” in our 2002 Consolidated Financial Statements.  Impairment testing performed during 2003 resulted in no impairment.  We will periodically test goodwill for impairment using a number of assumptions and estimates.  In the event that future circumstances indicate a need to change these assumptions or estimates, we could determine that some part or all of the goodwill is impaired requiring an impairment charge to be recorded.

Financial Presentation

During the first quarter of 2003, we enhanced our financial reporting format.  In the past, we reported revenue segmented between travel and other revenue, a format that was driven by our pursuit of businesses outside of the travel industry.  With the repositioning of our long distance and new car products in the fourth quarter of 2002, our ongoing plan to keep our strategic focus on the online travel sector and our recent commitment to compliment our core Name Your Own Price® products by developing agency-based retail travel products, the decision was made to provide revenue and gross profit reporting in three categories: Merchant (encompassing substantially all of our Name Your Own Price® travel services), Agency (encompassing substantially all of our priced-disclosed retail services) and Other (encompassing all remaining revenue, the largest component of which is advertising revenue).  In the third quarter 2003, we further enhanced our financial reporting format by adding two additional operating expense line items, Personnel and Information Technology.  We believe that the addition of these line items, as well as the discontinuance of the Systems and Business Development category, is more useful to readers of our financial statements.  These reclassifications have been made to prior years’ financial statements to conform to current year presentation.

Starting with the fourth quarter 2003, we began reporting our metrics in a new format that provides greater visibility into the operations of our retail businesses.  We now combine merchant and agency unit bookings for air, hotel and rental car services.  The format change reflects the increased importance of agency unit sales to our operating results and gives a better view into the full scale of our operating activities.  In connection with this change in format, we stopped presenting “bind rate” and other related customer metrics since we believe such data, which reflects sales of opaque products only,  no longer presents a complete view of our financial results or business trends.  We continue to present 2002 and 2001 comparative data in the previous format, as we believe such data was relevant in those periods.

In June 2003, our stockholders approved a one-for-six reverse stock split of our outstanding common stock. The reverse stock split was effected at 12:01 a.m. on June 16, 2003, and, as a result, our issued and outstanding common stock was reduced from approximately 227.6 million to approximately 37.9 million shares. The par value of the common stock was not affected by the reverse stock split and remains at $0.008 per share. Consequently, on our balance sheet, the aggregate par value of the issued common stock was reduced by reclassifying the par value amount of the eliminated shares of common stock to Additional Paid-in Capital. All per share amounts and outstanding shares, including all common stock equivalents, have been retroactively restated in the Consolidated Financial Statements and in the Notes to the Consolidated Financial Statements for all periods presented to reflect the reverse stock split.

Results of Operations

Year Ended December 31, 2003 compared to Year Ended December 31, 2002

Revenues

Revenues are derived substantially from the following sources:

•                  Transaction revenues from the sale of Name Your Own Price® airline tickets, hotel rooms and rental cars;

•                  Reservation booking fees from Worldspan, L.P. in connection with the sale of Name Your Own Price® airline tickets, hotel rooms and rental cars;

•                  Customer processing fees charged in connection with the sale of Name Your Own Price® airline tickets, hotel rooms and rental cars;

•                  Travel commissions, customer processing fees and Worldspan reservation booking fees, principally related to the sale of price disclosed airline tickets, cruises and other travel services; and

•                  Other revenues derived primarily from advertising on our websites and fees for referring customers to affiliates and others.

We classify our revenue into three categories:

•                  Merchant revenues are derived from transactions where we are the merchant of record and determine the price to be paid by the customer. Merchant revenues include the selling price of the airline ticket, hotel room and rental car and are reported on a gross basis.

•                  Agency revenues are derived from travel related transactions where we are not the merchant of record and where the prices of our products are determined by third parties. Agency revenues include travel commissions, customer processing fees and Worldspan reservation booking fees and are reported at the net amounts received, without any associated cost of revenue.

•                  Other revenues derived primarily from advertising on our websites and fees we earn for referring customers to pricelinemortgage for home financing services and from AIG for travel related insurance.

During the year ended December 31, 2003, we experienced a decrease in total revenue of approximately $140 million primarily due to a decline in the sale of merchant airline tickets, partially offset by the improved performance of our hotel and rental car products. Additionally, we have experienced a shift in our airline ticket business mix from a primarily merchant opaque model to include a growing number of retail, price disclosed tickets. Because merchant tickets are reported gross and retail tickets are recorded on a net basis, revenues could decrease and gross profit will become an increasing important measure of evaluating growth in our business.

The number of airline tickets, hotel room nights and rental car days sold were as follows:

Year Ended	Airline Tickets	Hotel Room Nights	Rental Car Days

December 31, 2003	1.8 million	5.7 million	3.7 million

December 31, 2002	2.9 million	4.1 million	2.9 million

Revenues for the twelve months ended December 31, 2003 and 2002 consisted primarily of: (1) merchant revenues; (2) agency revenues; and (3) other revenues.

	Year Ended December 31,		Change
	($000)
	2003	2002

Merchant Revenues	$852,454	$996,112	(14.4)%
Agency Revenues	7,554	720	949.2%
Other Revenues	3,653	6,774	(46.1)%
Total Revenues	$863,661	$1,003,606	(13.9)%

Merchant Revenues

Merchant revenues are derived from transactions where we are the merchant of record and determine the price to be paid by the customer.  Merchant revenues for the twelve months ended December 31, 2003 and 2002 consisted primarily of:  (1) transaction revenues representing the selling price of Name Your Own Price® airline tickets, hotel rooms and rental cars; (2) customer processing fees charged in connection with the sale of Name Your Own Price® airline tickets, hotel rooms and rental cars and (3) ancillary fees, including Worldspan, L.P. reservation booking fees for merchant transactions only.

The approximately $144 million decrease in merchant revenue for the twelve months ended December 31, 2003 compared to the same period in 2002 was primarily attributable to the decrease in the number of Name Your Own Price® tickets sold, which was partially offset by the improved performance of our Name Your Own Price® hotel and rental car products.

We believe that the decrease in the number of merchant airline tickets sold – and the corresponding effect that decrease had on our overall merchant revenues during the twelve months ended

December 31, 2003 – continued to be due primarily to the weak retail environment for airline tickets and reduced airline inventory available to us.  In particular, we believe that lower retail pricing causes customers who might normally be willing to make the tradeoffs associated with our Name Your Own Price® airline product in exchange for savings off of higher retail rates to purchase travel products at the lower retail rates or from “low-cost” carriers without having to make any trade-offs.  In addition, many airlines grounded portions of their fleets in the aftermath of the terrorist attacks of September 11, 2001, and upon the outbreak of war in Iraq and the outbreak of SARS, thus decreasing capacity on existing flights, which we believe reduced airline inventory available to us.  In addition, in the past, we have “subsidized” certain Name Your Own Price® offers to purchase merchant airline tickets by adding a variable amount to some customers’ offers to increase the likelihood that such customers’ offers would be successful.  These “subsidies” had the effect of, among other things, increasing the number of merchant airline tickets sold and our merchant revenues but at the expense of lower gross margins.  At the end of 2002, we made the strategic decision to reduce sales of subsidized airline tickets.  To this end, we reduced subsidies we have historically applied to certain merchant airline ticket offers.  While this has had the effect of reducing the number of merchant airline tickets sold and our revenue during 2003, it has positively contributed to our gross profit and gross margin.

The year-over-year decrease in the number of merchant airline tickets sold, and the corresponding effect it had on our merchant revenue, was partially offset by the increase in hotel room nights and rental car days sold in the twelve months ended December 31, 2003.  We believe that the increase in hotel room night sold during the twelve months ended December 31, 2003 compared to the same periods in 2002 was principally driven by our emphasis on our hotel business, and specifically by the success of our advertising campaign focused on our hotel product, and the competitive room inventory and pricing we receive from our hotel partners.  We believe the increase in rental car days sold during the twelve months ended December 31, 2003 compared to the same periods in 2002 was primarily attributable to an increase in demand for our rental car product, which we believe was driven by, among other things, an increase in visits to our website as a result of our advertising, and an overall increase in demand for leisure rental cars generally, improvements we made to the presentation of our rental car product on our website and improvement in the inventory and pricing we receive from our rental car partners.

Agency Revenues

Agency revenues are derived from travel related transactions where we are not the merchant of record and where the prices of our products are determined by third parties.  Agency revenues for the twelve months ended December 31, 2003 and 2002 consisted primarily of: (1) processing fees and third-party supplier commissions related to the sale of travel products including the sale of price disclosed airline tickets, cruises and other travel services; and (2) ancillary fees, including GDS reservation booking fees related to price-disclosed transactions.  Agency revenues for the twelve months ended December 31, 2003 increased approximately 949% from the same period a year ago, primarily as a result of our increased focus on the retail airline ticket and rental car business and the resulting increase in travel commissions and processing fees earned.

Other Revenues

Other revenues during twelve months ended December 31, 2003 and 2002 consisted primarily of: (1) advertising revenues; (2) fees for referring customers to pricelinemortgage for home financing services and to AIG for travel insurance and in 2002 automobile services; (3) in 2002, transaction revenue from our long distance phone service, which we repositioned in 2002; and (4) in 2002, license fees from Hutchison-Priceline Limited.

Other revenues for the twelve months ended December 31, 2003 decreased approximately 46% for the twelve months ended December 31, 2002, primarily as a result of the decrease in fees earned from our home financing service, and due to our repositioning of our long distance phone service.

Cost of Revenues and Gross Profit

	Year Ended December 31,		Change
	($000)
	2003	200-2

Cost of Merchant Revenues	$717,716	$844,142	(15.0)%
% of Merchant Revenues	84.2%	84.7%
Cost of Agency Revenues	$—	$—	—
% of Agency Revenues	—	—
Cost of Other Revenues	$—	$1,098	(100.0)%
% of Other Revenues	—	16.2%
Total Cost of Revenues	$717,716	$845,240	(15.1)%
% of Revenues	83.1%	84.2%

Cost of Revenues

Cost of Merchant Revenues.  For the twelve months ended December 31, 2003 and 2002, cost of merchant revenues consisted primarily of: (1) the cost of airline tickets from our suppliers, net of the federal air transportation tax, segment fees and passenger facility charges imposed in connection with the sale of airline tickets; (2) the cost of hotel rooms from our suppliers, net of hotel occupancy tax; and (3) the cost of rental cars from our suppliers, net of applicable taxes.  Cost of merchant revenues for the twelve months ended December 31, 2003, decreased approximately 15%, primarily due to a decrease in sales of merchant airline tickets, as discussed above.

Cost of Agency Revenues.  Agency revenues are recorded at their net amount, which are amounts received less amounts paid to suppliers, if any.

Cost of Other Revenues.  For the twelve months ended December 31, 2002, cost of other revenues consisted of the cost of long distance telephone service provided by our suppliers.  For the twelve months ended December 31, 2003, there were no such costs due to the repositioning of our long distance telephone service in the fourth quarter of 2002.

Gross Profit.  Total gross profit decreased for the twelve months ended December 31, 2003 as compared to the twelve months ended December 31, 2002, by $12.4 million primarily as a result of the decrease in sales of merchant airline tickets, described above.  Partially offsetting the reduction in total gross profit was growth in merchant hotel and rental car gross profit as well as an increase in agency gross profit.  Total gross profit, expressed as a percentage of total revenue, increased during the period ended December 31, 2003 compared to the same period during 2002 as a result of an ongoing shift in our business mix from primarily merchant opaque transactions, reported on a gross basis, to include more retail agency transactions, recorded on a net basis.  Because merchant tickets are reported gross and retail tickets are recorded on a net basis, gross profit will become an increasing important measure of evaluating growth in our business.

	Year Ended December 31,		Change
	($000)
	2003	2002

Merchant Gross Profit	$134,738	$151,970	(11.3)%
Merchant Gross Margin	15.8%	15.3%
Agency Gross Profit	$7,554	$720	949.2%
Agency Gross Margin	100.0%	100.0%
Other Gross Profit	$3,653	$5,676	(35.6)%
Other Gross Margin	100.0%	83.8%
Total Gross Profit	$145,945	$158,366	(7.8)%
Total Gross Margin	16.9%	15.8%

The following table represents the percentage of gross profit, by category, in relation to total gross profit:

	Year Ended December 31, 2003				Year Ended December 31, 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Merchant gross profit	94.3%	93.5%	93.0%	87.9%	95.6%	97.0%	95.4%	95.5%
Agency gross profit	3.1%	3.7%	4.6%	10.0%	0.5%	0.4%	0.4%	0.4%
Other gross profit	2.6%	2.8%	2.4%	2.1%	3.9%	2.6%	4.2%	4.1%

Merchant Gross Profit.  Merchant gross profit consists of merchant revenues less the cost of merchant revenues. For the twelve months ended December 31, 2003, merchant gross profit decreased from the same period in 2002, primarily due to the continued weak retail environment for airline tickets and reduced airline inventory available to us, factors which are described in “Merchant Revenues,” above, in more detail.  As discussed in “Merchant Revenues” above, at the end of 2002, we strategically reduced subsidies applied to certain Name Your Own Price® airline ticket sales.  While this resulted in a reduction in merchant revenues, the subsidy reduction positively affected our gross profit and increased our gross margin.  We are able to manage the level of gross margins by controlling the price at which we will cause offers to be fulfilled.  Our merchant gross margin in the twelve months ended December 31, 2003 increased over the same periods a year ago primarily as the result of a shift in mix of our products from the sale of airline tickets to the sale of hotel room nights and rental car days.

Agency Gross Profit.  Agency gross profit consists of agency revenues, which is recorded net of agency costs, if any.  For the twelve months ended December 31, 2003, agency gross profit increased over the same period in 2002 due to an increase in the sale of disclosed price airline tickets, rental cars and related fees and commissions.

Other Gross Profit.  For the twelve months ended December 31, 2003, other gross profit decreased over the same period in 2002 as a result of decreases in fees earned in connection with our long distance phone service and home financing services and decrease in license fees from Hutchison-Priceline Limited.

Operating Expenses

Advertising

	Year Ended December 31,		Change
	($000)
	2003	2002
Advertising	$42,248	$44,664	(5.4)%
% of Total Gross Profit	28.9%	28.2%

Advertising expenses consist primarily of: (1) television and radio advertising; (2) online and e-mail advertisements; and (3) agency fees, creative talent and production costs for television and radio commercials. For the twelve months ended December 31, 2003, advertising expenses decreased over the same periods in 2002 primarily due to a shift from primarily radio advertising to lower absolute dollars spent on television advertising and partially offset by an increase in production and creative talent fees.  We intend to continue to promote the priceline.com brand aggressively in the first quarter 2004 and to devote our marketing resources to the re-launch of our airline ticket product, as well as the continued support of our hotel product.  We expect to spend approximately $13 million to $15 million on advertising in the first quarter 2004.

Sales and Marketing

	Year Ended December 31,		Change
	($000)
	2003	2002
Sales and Marketing	$26,803	$32,699	(18.0)%
% of Total Gross Profit	18.4%	20.6%

Sales and marketing expenses consist primarily of (1) credit card processing fees associated with merchant transactions; (2) fees paid to third-party service providers that operate our call centers; and (3) provisions for credit card charge-backs.  For the twelve months ended December 31, 2003, sales and marketing expenses, which are variable in nature, decreased over the same periods in 2002 due to less customer transaction processed in which we acted as the merchant of record and the realization of higher cost efficiencies in our call centers, partially offset by an increase in credit card chargebacks.

Personnel

	Year Ended December 31,		Change
	($000)
	2003	2002
Personnel	$29,680	$32,045	(7.4)%
% of Total Gross Profit	20.3%	20.2%

Personnel expenses consist primarily of compensation to our personnel, including salaries, bonuses, taxes and employee health benefits.  For the twelve months ended December 31, 2003, personnel expenses decreased over the same periods in 2002 due to the full-year effect of a reduction in headcount undertaken during our fourth quarter 2002 restructuring, partially offset by an increase in employee bonus expense.

General and Administrative

	Year Ended December 31,		Change
	($000)
	2003	2002
General and Administrative	$12,031	$13,298	(9.5)%
Stock Based Compensation	282	1,000	(71.8)%
Total	$12,313	$14,298	(13.9)%
% of Total Gross Profit	8.4%	9.0%

General and administrative expenses consist primarily of: (1) business insurance; (2) fees for outside professionals; (3) occupancy expenses; and (4) telecommunications costs. General and administrative expenses decreased during the twelve months ended December 31, 2003 compared with the same periods in 2002 as a result of decreases in employment agency fees, taxes and stock based compensation, partially offset by higher professional fees and premiums on our Directors and Officers liability insurance policies.  General and administrative expenses were also impacted by the favorable resolution of certain obligations, without which the year-over-year reduction would have been approximately 5%.

Information Technology

	Year Ended December 31,		Change
	($000)
	2003	2002
Information Technology	$8,898	$12,008	(25.9)%
% of Total Gross Profit	6.1%	7.6%

Information technology expenses consist primarily of: (1) system maintenance and software license fees; (2) data communications and other expenses associated with operating our Internet site; and (3) payments to outside contractors.  For the twelve months ended December 31, 2003, information technology expenses decreased over the same period in 2002 primarily as a result of cost efficiencies generated by cost savings initiatives, additional capitalized development costs associated with the launch of our retail products.  In addition, Information Technology expenses were reduced by the favorable settlement of certain vendor disputes related to data communications and telecom expenses without which the year-over-year reduction would have been approximately 23%.

Depreciation and Amortization

	Year Ended December 31,		Change
	($000)
	2003	2002
Depreciation and Amortization	$11,533	$18,264	(36.9)%
% of Total Gross Profit	7.9%	11.5%

Depreciation and amortization expenses consist of:  (1) amortization of internally developed and purchased software, (2) depreciation of computer equipment, (3) depreciation of our leasehold improvements, office equipment and furniture and fixtures, and (4) amortization of our intangible assets with determinable lives.  For the twelve months ended December 31, 2003, depreciation and amortization expense decreased over the same periods in 2002, primarily as a result of a smaller depreciable asset base and a reduction in capital expenditures in 2003.

Restructuring, Severance, and Special Charges

In the fourth quarter of 2003, we recorded a restructuring charge of approximately $564,000.  This restructuring charge resulted from a re-evaluation and refinement of our estimated real estate costs related to leased property vacated in connection with the 2002 and 2000 restructurings.

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

In the second quarter of 2001, our Board of Directors announced that Richard S. Braddock had been reappointed as Chief Executive Officer. Mr. Braddock replaced Daniel H. Schulman, our prior President and Chief Executive Officer. In connection with Mr. Schulman’s separation, we recorded a severance charge of $5.4 million in the second quarter of 2001. This severance charge resulted from the forgiveness of outstanding loans to Mr. Schulman and the payment of severance, all of which was required by the terms of Mr. Schulman’s employment agreement. We also accelerated, pursuant to the terms of Mr. Schulman’s employment agreement, the vesting of 2,000,000 shares of restricted common stock and 1,000,000 shares underlying stock options granted to Mr. Schulman, resulting in a charge of approximately $770,000. The balance due to Mr. Schulman ($345,000) was paid in the second quarter 2002.

In the first quarter of 2001, we recorded a restructuring charge of approximately $1.4 million. This restructuring charge related primarily to the reduction of our workforce by approximately 25 full-time employees in February 2001. The charge relates primarily to severance payments and the entire amount of the charge was disbursed in 2001.

The components and the annual activity related to the restructuring charges for the three-year period ended December 31, 2003, were as follows (in thousands):

	Employee Termination Costs	Real Estate Costs	Asset Impairments	Other	Total

Accrued at 1/1/2001	$2,640	$9,286	$956	$588	$13,470

Charged in 2001	1,400	—	—	—	1,400

Paid in 2001	(3,358)	(3,155)	(835)	(320)	(7,668)

Adjustments	(311)	(1,036)	(114)	(75)	(1,536)

Accrued at 12/31/2001	371	5,095	7	193	5,666

Charged in 2002	2,416	398	1,064	776	4,654

Currency translation adjustment	3	2	11	10	26

Non-cash charges	(5)	—	(1,075)	—	(1,080)

Paid in 2002	(1,114)	(2,161)	—	(2)	(3,277)

Adjustments	(10)	(824)	(7)	(75)	(916)

Accrued at 12/31/2002	$1,661	$2,510	$—	$902	$5,073

Charged in 2003	—	564	—	—	564

Currency translation adjustment	(5)	(18)	—	73	50

Paid in 2003	(1,499)	(1,631)	—	(249)	(3,379)

Adjustments	(64)	(306)	—	(383)	(753)

Accrued at 12/31/2003	$93	$1,119	—	$343	$1,555

During 2003 and 2002, we decreased the liability for the restructuring charge by approximately $753,000 and approximately $916,000, respectively.  These reductions resulted from the favorable resolution of certain matters, primarily the collection of certain receivables and the settlement of real estate commitments, and were reflected as an adjustment to the “Restructuring charge (reversal)” line on our Consolidated Statements of Operations.

We estimate, based on current available information, the remaining net cash outflows associated with our restructuring related commitments will be as follows (in thousands):

	Expected to be Paid in
	2004	2005

Employee termination costs	$93	$—

Real estate costs	587	532

Other	343	—

Total:	$1,023	$532

Restructuring related liabilities due within 12 months and due after 12 months are classified in “Accrued expenses” and in “Other long-term liabilities”, respectively, on our Consolidated Balance Sheets.

Impairment Charge

During the third quarter of 2002, we performed impairment tests and determined that the carrying amount of goodwill of $22.5 million related to our European operations exceeded its implied fair value by approximately $12 million and accordingly recorded an impairment charge of $12 million. The fair value was determined using generally accepted valuation techniques including the market value of comparable companies (including revenue multiple methodology) and discounted cash flow. Underlying the impairment was a continued decline in the market value of priceline.com’s common stock, which we review quarterly as an indicator of possible impairment of priceline.com europe Ltd.’s carrying value, a deterioration in priceline.com europe Ltd.’s operations caused primarily by increasingly competitive conditions among European online travel companies and a decision in the third quarter of 2002 to reconfigure product offerings.

During the third quarter of 2002 we performed a periodic evaluation of the progress of the operations of Hutchison-Priceline Limited. Factors including increasing negative variances in key operating metrics such as negative gross margins and continuing operating losses, negative net asset position and an increasingly competitive operating environment led us to determine that the carrying value of our convertible note no longer reflected its fair value. Accordingly, we recorded an impairment charge of approximately $12.2 million.  Estimated fair value was determined using cash flow estimates and a review of the market value of comparable companies including the consideration of the decline in our market value and through discussion with third party valuation specialists.

Warrant Charge

	Year Ended December 31,		Change
	($000)
	2003	2002
Warrant charge	$6,638	—	—
% of Total Gross Profit	4.5%	—	—

The warrant charge for the twelve months ended December 31, 2003, related to the issuance of warrants to purchase priceline.com common stock to Marriott International, Inc.

Interest

	Year Ended December 31,		Change
	($000)
	2003	2002
Interest Income	$2,474	$2,911	(15.0)%
Interest Expense	(907)	(68)	1,233.8%
Total	$1,567	$2,843	(44.9)%

For the twelve months ended December 31, 2003, interest income on cash and marketable securities decreased over the same period in 2002 due to lower interest rates.  Interest income was also partially offset by interest expense, including amortization of debt issuance costs incurred in connection with the issuance of our $125 million aggregate principal amount Convertible Senior Notes.  Interest on the notes is payable on February 1 and August 1 of each year.

Equity in Income of Investees, net

	Year Ended December 31,		Change
	($000)
	2003	2002
Equity in Income of Investees, net	$2,331	$1,131	106.1%

Equity in income of investees, net for the twelve months ended December 31, 2003 of $2.3 million, represented our pro rata share of the net income of pricelinemortgage and, in 2003, our pro rata share of the net loss of Travelweb, LLC.

Results of Operations

Year Ended December 31, 2002 compared to Year Ended December 31, 2001.

Revenues

	Year Ended December 31,		Change
	($000)
	2002	2001

Merchant Revenues	$996,112	$1,160,970	(14.2)%
Agency Revenues	720	590	22.0%
Other Revenues	6,774	10,193	(33.5)%
Total Revenues	$1,003,606	$1,171,753	(14.4)%

Revenues for the twelve months ended December 31, 2002 and 2001 consisted primarily of: (1) merchant revenues; (2) agency revenues; and (3) other revenues.

Merchant Revenues.  Merchant revenues are derived from transactions where we are the merchant of record and determine the price to be paid by the customer.  Merchant revenues for the twelve months ended December 31, 2002 and 2001 consisted primarily of:  (1) transaction revenues representing the selling price of Name Your Own Price® airline tickets, hotel rooms and rental cars; (2) ancillary fees, including Worldspan, L.P. reservation booking fees for merchant transactions only; and (3) customer processing fees charged in connection with the sale of Name Your Own Price® airline tickets, hotel rooms and rental cars.

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

Our “bind” rate is the percentage of unique offers that we ultimately fulfill.  Our “bind rate” for all unique airline ticket, hotel room and rental car offers were as follows:

Year Ended	Airline Tickets	Hotel Rooms	Rental Cars

December 31, 2002	37.1%	61.5%	45.7%

December 31, 2001	50.9%	61.7%	50.0%

We believe that our merchant revenues and bind rate have been negatively impacted by the weak retail environment for airline tickets and reduced airline inventory available to us. In particular, we believe that lower retail pricing causes customers who might normally be willing to make the tradeoff associated with our products in exchange for savings off of higher retail rates, to purchase travel products at the lower retail rates or from low-cost carriers without having to make any trade-offs. In addition, many airlines grounded portions of their fleets in the aftermath of the terrorist attacks of September 11, 2001, thus decreasing capacity on existing flights, which we believe reduced airline inventory available to us. These trends, which negatively impacted our revenues and bind rate in the fourth quarter of 2001, and throughout 2002.

We added approximately 3.4 million new customers during the twelve months ended December 31, 2002, compared to approximately 3.7 million during 2001. In addition, we generated approximately 6.6 million repeat customer offers during the twelve months ended December 31, 2002, compared to approximately 5.9 million for the same period last year.

Merchant revenues for the twelve months ended December 31, 2002 decreased approximately 14% to $996 million from approximately $1.2 billion for the twelve months ended December 31, 2001, primarily as a result of the weak retail environment for airline tickets and reduced airline inventory available to us. In particular, we believe that lower retail pricing causes customers who might normally be willing to make the tradeoff associated with our products in exchange for savings off of higher retail rates, to purchase travel products at the lower retail rates or from low-cost carriers without having to make any trade-offs. In addition, many airlines grounded portions of their fleets in the aftermath of the terrorist attacks of September 11, 2001, thus decreasing capacity on existing flights, which we believe reduced airline inventory available to us.

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

The following table represents the percentage of total merchant revenue by quarter:

	Year Ended December 31, 2002				Year Ended December 31, 2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Merchant revenue	26%	30%	24%	20%	23%	31%	26%	20%

Agency Revenues.  Agency revenues are derived from travel related transactions where we are not the merchant of record and where the prices of our products are determined by third parties.  Agency revenues for the twelve months ended December 31, 2002 and 2001 consisted primarily of: (1) processing fees and third-party supplier commissions related to the sale of travel products including the sale of price disclosed airline tickets, cruises and other travel services; and (2) ancillary fees, including GDS reservation booking fees related to price-disclosed transactions.  Agency revenues for the twelve months ended December 31, 2002 increased approximately 22% from the same period a year ago, primarily as a result of our increased focus on the retail airline ticket business and the resulting increase in travel commissions earned.

Other Revenues.  Other revenues during the twelve months ended December 31, 2002 and 2001 consisted primarily of: (1) advertising revenues; (2) fees from our home financing and automobile services; (3) transaction revenue from our long distance phone service, which we repositioned in 2002; and (4) in 2002, license fees from Hutchison-Priceline Limited.

Other revenues for the twelve months ended December 31, 2002 decreased approximately 34% to $6.8 million from $10.2 million for the twelve months ended December 31, 2001, primarily as a result of the decrease in revenues from our long distance phone service.

Cost of Revenues and Gross Profit

	Year Ended December 31,		Change
	($000)
	2002	2001

Cost of Merchant Revenues	$844,142	$976,035	(13.5)%
% of Merchant Revenues	84.7%	84.1%
Cost of Agency Revenues	—	—	—
% of Agency Revenues	—	—	—
Cost of Other Revenues	$1,098	$2,812	(61.0)%
% of Other Revenues	16.2%	27.6%
Total Cost of Revenues	$845,240	$978,847	(13.6)%
% of Revenues	84.2%	83.5%

Cost of Revenues.  For the twelve months ended December 31, 2002 and 2001, cost of merchant revenues consisted primarily of: (1) the cost of airline tickets from our suppliers, net of the federal air transportation tax, segment fees and passenger facility charges imposed in connection with the sale of airline tickets; (2) the cost of hotel rooms from our suppliers, net of hotel occupancy tax; and (3) the cost of rental cars from our suppliers, net of applicable taxes.  Cost of merchant revenues for the twelve months ended December 31, 2002, decreased primarily due to a decrease in sales of airline tickets.

Cost of Agency Revenues.  Agency revenues are recorded at their net amount, which are amounts received less amounts paid to suppliers, if any.

Cost of Other Revenues.  For the twelve months ended December 31, 2002, cost of other revenues consisted of the cost of long distance telephone service provided by our suppliers and decreased as a result of lower fees earned from our long distance phone service.

Gross Profit

	Year Ended December 31,		Change
	($000)
	2002	2001

Merchant Gross Profit	$151,970	$184,935	(17.8)%
Merchant Gross Margin	15.3%	15.9%
Agency Gross Profit	$720	$590	22.0%
Agency Gross Margin	100.0%	100.0%
Other Gross Profit	$5,676	$7,381	(23.1)%
Other Gross Margin	83.8%	72.4%
Total Gross Profit	$158,366	$192,906	(17.9)%
Total Gross Margin	15.8%	16.5%

Merchant Gross Profit.  Merchant gross profit consists of merchant revenues less the cost of travel revenues. We are able to manage the level of gross margins by controlling the price at which we will cause offers to be fulfilled.  For the twelve months ended December 31, 2002, merchant gross profit and related merchant gross margin decreased from the same period in 2001, primarily due to the weak retail environment for airline tickets and reduced airline inventory available to us. In particular, we believe that lower retail pricing causes customers who might normally be willing to make the tradeoff associated with our products in exchange for savings off of higher retail rates, to purchase travel products at the lower retail rates or from low-cost carriers without having to make any trade-offs. In addition, many airlines grounded portions of their fleets in the aftermath of the terrorist attacks of September 11, 2001, thus decreasing capacity on existing flights, which we believe reduced airline inventory available to us.

Agency Gross Profit.  Agency gross profit consists of agency revenues, which is recorded net of agency costs.  For the twelve months ended December 31, 2002, agency gross profit increased over the same period in 2001 due to an increase in agency revenues.

Other Gross Profit.  For the twelve months ended December 31, 2002, other gross profit decreased over the same period in 2001 as a result of the decrease in fees earned in connection with our long distance phone service.

Operating Expenses

Advertising

	Year Ended December 31,		Change
	($000)
	2002	2001

Advertising	$44,664	$46,874	(4.7)%
% of Total Gross Profit	28.2%	24.3%

Advertising expenses consist primarily of: (1) television and radio advertising; (2) online and e-mail advertisements; and (3) agency fees, creative talent and production costs for television and radio commercials. For the twelve months ended December 31, 2002, advertising expenses decreased over the same period in 2001 primarily due to the decrease in television advertising, which was partially offset by an increase in online and radio advertising.  In the first half of 2002, we shifted some of our marketing resources from traditional areas of marketing such as television and radio, toward lower cost online marketing and in the latter half of 2002, we began to focus again on television and radio advertising.  During 2002, advertising expenses benefited from the resolution of certain agency obligations, offset entirely by additional advertising expenditures.  The net result of these items did not have a material impact on either the total advertising expense or the total operating results.

Sales and Marketing

	Year Ended December 31,		Change
	($000)
	2002	2001

Sales & Marketing	$32,699	$63,611	(48.6)%
% of Total Gross Profit	20.6%	33.0%

Sales and marketing expenses consist primarily of (1) credit card processing fees; (2) fees paid to third-party service providers that operate our call centers; and (3) provisions for credit card charge-backs. For the twelve months ended December 31, 2002, sales and marketing expenses decreased over the same period in 2001 due to a reduction in the absolute amount of credit card charge-backs and a related $1 million decrease in the allowance for charge-backs, as well as a reduction in variable expenses driven by lower unit volume.

Personnel

	Year Ended December 31,		Change
	($000)
	2002	2001
Personnel	$32,045	$30,303	5.7%
% of Total Gross Profit	20.2%	15.7%

Personnel expenses consist primarily of compensation to our personnel, including salaries, bonuses, taxes and employee health benefits.  For the twelve months ended December 31, 2002, personnel expenses increased over the same periods in 2001, primarily due to a decrease in shared personnel charges relating to our European and Asian operations, which is a reduction of personnel expenses.

General and Administrative

	Year Ended December 31,
	($000)
	2002	2001	Change

General & Administrative	$13,298	$16,384	(18.8)%
Stock Based Compensation	1,000	16,508	(93.9)%
Total	$14,298	$32,892	(56.5)%
% of Total Gross Profit	9.0%	17.1%

General and administrative expenses consist primarily of: (1) business insurance; (2) occupancy expenses; (3) telecommunications costs; and (4) fees for outside professionals. General and administrative expenses decreased during the twelve months ended December 31, 2002 over the same period in 2001 primarily as a result of a decrease in professional fees and telecom expenses, offset by an increase in premiums on our Directors and Officers liability insurance policy.

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

Information Technology

	Year Ended December 31,		Change
	($000)
	2002	2001

Information Technology	$12,008	$12,477	(3.8)%
% of Total Gross Profit	7.6%	6.5%

Information technology expenses consist primarily of:  (1) system maintenance and software license fees; (2) data communications and other expenses associated with operating our Internet site; and (3) payments to outside contractors.  For the twelve months ended December 31, 2002, information technology expenses decreased slightly from the same as the same period in 2001.  During 2002, information technology expenses were impacted by the favorable resolution of certain data center, telecom and contract programming obligations. In the absence of such adjustments information technology expenses would have been approximately 2% higher than the amount recorded during 2001.

Depreciation and Amortization

	Year Ended December 31,		Change
	($000)
	2002	2001
Depreciation and Amortization	$18,264	$16,578	10.2%
% of Total Gross Profit	11.5%	8.6%

Depreciation and amortization expenses consist of:  (1) amortization of internally developed and purchased software, (2) depreciation of computer equipment, (3) depreciation of our leasehold improvements, office equipment and furniture and fixtures, and (4) amortization of our intangible assets with determinable lives.  For the twelve months ended December 31, 2002, depreciation and amortization expense increased over the same periods in 2001, primarily as a result of an increase in capital expenditures in 2002.

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

In the second quarter of 2001, our Board of Directors announced that Richard S. Braddock had been reappointed as Chief Executive Officer. Mr. Braddock replaced Daniel H. Schulman, our prior President and Chief Executive Officer. In connection with Mr. Schulman’s separation, we recorded a severance charge of $5.4 million in the second quarter of 2001. This severance charge resulted from the forgiveness of outstanding loans to Mr. Schulman and the payment of severance, all of which was required by the terms of Mr. Schulman’s employment agreement. We also accelerated, pursuant to the terms of Mr. Schulman’s employment agreement, the vesting of 2,000,000 shares of restricted common stock and 1,000,000 shares underlying stock options granted to Mr. Schulman, resulting in a charge of approximately $770,000. The balance due to Mr. Schulman ($345,000) was paid in the second quarter 2002.

In the first quarter of 2001, we recorded a restructuring charge of approximately $1.4 million. This restructuring charge related primarily to the reduction of our workforce by approximately 25 full-time employees in February 2001. The charge relates primarily to severance payments and the entire amount of the charge was disbursed in 2001.

During 2002 and 2001, we decreased the liability for the restructuring charge and special charge by approximately $2.3 million and approximately $2.8 million, respectively.  These reductions resulted from the favorable resolution of certain matters, primarily the collection of certain receivables, the settlement of real estate commitments and the settlement of certain liabilities, and were reflected as an adjustment to the “Restructuring charge (reversal)” and “Special charge (reversal)” line items on our Consolidated Statement of Operations.

Impairment Charge

During the third quarter of 2002, we performed impairment tests and determined that the carrying amount of goodwill of $22.5 million related to our European licensee exceeded its implied fair value by approximately $12 million and accordingly recorded an impairment charge of $12 million. The fair value was determined using generally accepted valuation techniques including the market value of comparable companies (including revenue multiple methodology) and discounted cash flow. Underlying the impairment was a continued decline in the market value of priceline.com’s common stock, which we review quarterly as an indicator of possible impairment of priceline.com europe Ltd.’s carrying value, a deterioration in priceline.com europe Ltd.’s operations caused primarily by increasingly competitive conditions among European online travel companies and a decision in the third quarter of 2002 to reconfigure product offerings.

During the third quarter of 2002 we performed a periodic evaluation of the progress of the operations of Hutchison-Priceline Limited. Factors including increasing negative variances in key operating metrics such as negative gross margins and continuing operating losses, negative net asset position and an increasingly competitive operating environment led us to determine that the carrying value of our convertible note no longer reflected its fair value. Accordingly, we recorded an impairment charge of approximately $12.2 million.  Estimated fair value was determined using cash flow estimates and a review of the market value of comparable companies including the consideration of the decline in our market value and through discussion with third party valuation specialists.

Interest

	Year Ended December 31,		Change
	($000)
	2002	2001

Interest Income	$2,911	$7,112	(59.1)%
Interest Expense	(68)	(116)	41.4%
Total	$2,843	$6,996	(59.4)%

For the twelve months ended December 31, 2002, interest income on cash and marketable securities decreased primarily due to a lower cash balance and lower interest rates.

Equity in Income of Investees, net

	Year Ended December 31,		Change
	($000)
	2002	2001

Equity in Income of Investees, net	$1,131	$551	105.3%

Equity in net income of Investees, net for the twelve months ended December 31, 2002 and 2001 of $1.1 million and $551,000, respectively, represents our pro rata share of net income from our 49% equity investment in pricelinemortgage.  We recorded an impairment charge of approximately $1 million during the fourth quarter of 2002 (which is included in the “Equity in income of investees, net line of our Statement of Operations) to reflect the write-down of our investment in pricelinemortgage to its estimated fair value.

Liquidity and Capital Resources

As of December 31, 2003, we had approximately $268.0 million in cash, cash equivalents, restricted cash and short-term investments. Approximately $22.5 million is restricted cash collateralizing certain letters of credit issued in favor of certain suppliers and landlords. Also included in restricted cash are amounts held by our credit card processor company and interest rate swap counter-party. We generally invest excess cash to make such funds readily available for operating purposes.  Cash equivalents and short-term investments are primarily comprised of highly liquid, high quality, investment grade debt instruments, having maturities of less than two years.

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

Net cash provided by operating activities during 2003 was approximately $20.0 million, resulting from our net income of approximately $11.9 million, non-cash expenses of approximately $18.6 million, and changes in working capital that reduced operating cash flow by approximately $10.5 million.  Non-cash items were primarily associated with the depreciation of property and equipment, and the Marriott warrant charge.  The changes in working capital were primarily related to an approximately $13.8 million decrease in accounts payable and accrued expenses.  The decrease in accounts payable was related to our year-end supplier payables only being outstanding for 10 calendar days, as compared to 15 calendar days in 2002.  The decrease was also attributable to cash payments related to our restructuring during the year, and a general decrease in expenses which resulted in lower trade accounts payable and accrued expense balances.  Net cash provided by operating activities during 2002 was approximately $814,000, resulting from our net loss of approximately $19.2 million, offset by non-cash items of approximately $42.5 million and changes in working capital of approximately $22.5 million.  Non-cash items were primarily associated with the impairment charge from our investments and the depreciation of property and equipment.

Net cash used in investing activities was approximately $112.7 million and approximately $24.8 million for the twelve months ended December 31, 2003 and 2002, respectively.  During 2003, Lowestfare.com, our wholly-owned subsidiary, made equity investments totaling approximately $14.2 million.  In both years, net cash used in investing activities was partially related to purchases of property and equipment. Also affecting net cash used in investing activities in 2003 and 2002 was the investment in short-term investments and marketable securities in the amount of approximately $87.3 million and approximately $14.9 million, respectively.  Capital expenditures in 2003 were approximately $6.6 million.  Capital expenditures for additions to property and equipment, is expected to aggregate approximately $6 to $10 million in 2004.

Net cash provided by financing activities was approximately $118.8 million for the year ended December 31, 2003.  This was primarily due to the net proceeds from the issuance of our Convertible Senior Notes, discussed in more detail below, and the proceeds from the exercise of employee stock options.  This amount was partially offset by the repurchase of our common stock.  On July 31, 2002, our board of directors authorized the repurchase of up to $40 million of common stock from time to time in the open market or in privately negotiated transactions.  As part of the stock repurchase program, we purchased 690,000 and 897,953 shares, of our common stock for our treasury during the periods ended December 31, 2003 and December 31, 2002, at an aggregate cost of $12.2 million and $11.8 million, respectively.  We may purchase additional shares of our common stock in the future.  Net cash used in financing activities was approximately $8.6 million for the year ended December 31, 2002.  This was primarily the result of our repurchase of our common stock discussed above, partially offset by proceeds from the exercise of employee stock options.

The following table represents the Company’s material contractual obligations and commitments as of December 31, 2003:

	Payments due by Period (in thousands)
	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years

Operating lease obligations	$18,169	$2,519	$4,939	$4,975	$5,736

Convertible debt	133,226	1,250	2,500	2,500	126,976

Total	$151,395	$3,769	$7,439	$7,475	$132,712

Priceline.com leases certain property, primarily buildings in Norwalk, Connecticut, Columbus, Ohio and New York City.  We also lease a small amount of office space in Staines, England.  These leases are accounted for as operating leases.  The operating lease obligations represent the minimum payments for our operating leases. See Note 17 to our Consolidated Financial Statements.

In August 2003, we issued, in a private placement, $125 million aggregate principal amount of Convertible Senior Notes due August 1, 2010, with an interest rate of 1%.  We intend to use the net proceeds of the offering for general corporate purposes, strategic purposes and working capital requirements.  The notes are convertible, subject to certain conditions, into our common stock, par value $0.008 per share, at the option of the holder, at a conversion price of approximately $40.00 per share, subject to adjustment upon the occurrence of specified events.  Each $1,000 principal amount of notes will initially be convertible into 25 shares of our common stock if, on or prior to August 1, 2008, the closing price of our common stock for at least 20 trading days in the 30 consecutive trading days ending on the first day of a conversion period, as defined in the offering memorandum related to the notes, is more than 110% of the then current conversion price of the notes, or after August 1, 2008, the closing price of our common stock is more than 110% of the then current conversion price of the notes.  The notes are also convertible in certain other circumstances set forth in the offering memorandum, such as a change in control of priceline.com.  In addition, the notes will be redeemable at our option beginning in 2008, and the holders may require us to repurchase the notes on August 1, 2008 or in certain other circumstances.  Interest on the notes is payable on February 1 and August 1 of each year.

Excluded from the table above are letters of credit that were issued in favor of certain suppliers and landlords. The letters of credit expire between February of 2003 and April of 2004 and are generally subject to automatic renewal upon expiration of the letter of credit.  Also excluded are employment agreements with certain members of senior management that provide for minimum annual compensation, upon termination of employment, of approximately $4 million.

Our Series B Preferred Stock has a liquidation preference of $1,000 per share plus an amount equal to any dividends accrued or accumulated but not paid, and is subject to mandatory redemption on February 6, 2007.  In the event that we consummate certain business combination transactions, our Series B Preferred Stock may be redeemed at the option of the Company or the holder of our Series B Preferred Stock at the liquidation preference per outstanding share, plus all dividends accrued but not paid on the shares and all dividends that would have accrued through February 6, 2007.  There were 13,470 shares of our Series B Preferred Stock outstanding at December 31, 2003.  See Note 13 to our Consolidated Financial Statements for more information regarding the rights and preferences of our Series B Preferred Stock.

We believe that we will benefit in future years due to the significant amount of net operating loss carryforwards that we can utilize to offset future taxable income.

We believe that our existing cash balances and liquid resources will be sufficient to fund our operating activities, capital expenditures and other obligations through at least the next twelve months. However, for periods thereafter, if we are not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, we may be required to reduce our planned capital expenditures and scale back the scope of our business plan, either of which could have a material adverse effect on our projected financial condition or results of operations. If additional funds were raised through the issuance of equity securities, the percentage ownership of our then current stockholders would be diluted.  There are no assurances that we will generate sufficient cash flow from operations in the future, that revenue growth will be realized or that future borrowings or equity contributions will be available in amounts sufficient to make anticipated capital expenditures or finance our business plan.

New Accounting Pronouncements

See Note 2 to our Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

We manage our exposure to interest rate risk through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments. We use derivative financial instruments, including an interest rate hedge to manage market risks. Additional information regarding our interest rate hedge is contained within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates – Derivative Financial Instruments” above.

The objective of our policies is to mitigate potential income statement, cash flow and fair value exposures resulting from possible future adverse fluctuations in interest rates. We evaluate our exposure to market risk by assessing the anticipated near-term and long-term fluctuations in interest rates on a daily basis. This evaluation includes the review of leading market indicators, discussions with financial analysts and investment bankers regarding current and future economic conditions and the review of market projections as to expected future interest rates. We utilize this information to determine our own investment strategies as well as to determine if the use of derivative financial instruments is appropriate to mitigate any potential future interest rate exposure that we may face. Our policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposures. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives.

We determine the impact of changes in interest rates on the fair value of our financial instruments based on a hypothetical 10% adverse change in interest rates from the rates in effect as of the end of the year for these financial instruments.  The only potential limitations of the respective models are in the assumptions utilized in the models such as the hypothetical adverse fluctuation rate and the discount rate. We believe that these models and the assumptions utilized are reasonable and sufficient to yield proper market risk disclosure.

We did not experience any material changes in interest rate exposures during the year ended December 31, 2003.  Based upon economic conditions and leading market indicators at December 31, 2003, we do not foresee a significant adverse change in interest rates in the near future.

As of December 31, 2003, after adjusting for the effect of the interest rate swap agreement, we have fixed rate debt of approximately $125 million.  The fair value of our debt was $103,275,000 at December 31, 2003.  The potential fair value change resulting from a hypothetical 10% adverse fluctuation in interest rates related to priceline’s outstanding fixed-rate debt would be approximately $626,000 as of December 31, 2003.

As of December 31, 2003, we held an interest rate swap agreement on $45 million notional value of our fixed rate debt.  The fair value (cost if terminated) of this swap as of December 31, 2003 was approximately $537,000.  A 10% adverse fluctuation in the 3-month LIBOR rate as of the end of the year would not decrease the interest rate swap’s fair value by a significant amount.  Any increase or decrease in the fair value of the Company’s interest rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability, or cash flow.

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

Additionally, fixed rate investments are subject to interest rate volatility.  To the extent that changes in interest rates and currency exchange rates affect general economic conditions, priceline.com would also be affected by such changes.

Item 8.  Consolidated Financial Statements and Supplementary Data

The following consolidated financial statements of the Company and the independent auditors’ report are filed as part of this Annual Report on Form 10-K (See Item 15).

Consolidated Balance Sheets as of December 31, 2003 and December 31, 2002; Consolidated Statements of Operations, Changes in Stockholders’ Equity and Cash Flows for the years ended December 31, 2003, December 31, 2002 and December 31, 2001; Notes to Consolidated Financial Statements and Independent Auditors’ Report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Prior to filing this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2003, our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic SEC reports.  It should be noted that the design of any system of controls is based in part upon certain assumptions, and there can be no assurance that any design will succeed in achieving its stated goals.

In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls to the date of their last evaluation.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information regarding the Company’s directors and executive officers, compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, and compliance with the Company’s code of ethics, required by Part III, Item 10, will be included in our Proxy Statement relating to our 2004 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2003.

Item 11. Executive Compensation

Information required by Part III, Item 11, will be included in our Proxy Statement relating to our 2004 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Part III, Item 12, will be included in our Proxy Statement relating to our 2003 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2003.

See the information contained under the heading “Equity Compensation Plan Information” within Item 5 of this Form 10-K regarding securities authorized for issuance under equity compensation plans.

Item 13. Certain Relationships and Related Transactions

Information regarding certain of our relationships and related transactions will be included in our Proxy Statement relating to our 2004 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2003.

Item 14. Principal Accounting Fees and Services

Information required by Part III, Item 14, will be included in or Proxy Statement relating to our 2004 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2003.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)                                  List of Documents Filed as a Part of this Annual Report on Form 10-K:

The following consolidated financial statements of the Company and the independent auditors’ report are filed as part of this Annual Report on Form 10-K.

Consolidated Balance Sheets as of December 31, 2003 and December 31, 2002; and the related Consolidated Statements of Operations, Changes in Stockholders’ Equity and Cash Flows for the years ended December 31, 2003, December 31, 2002, and December 31, 2001; Notes to Consolidated Financial Statements; and Independent Auditors’ Report.

(b)                                 Reports on Form 8-K:

During the fourth quarter 2003, priceline.com filed Current Reports on Form 8-K dated November 5, 2003 and November 24, 2003.

(c)                                  Exhibits

The exhibits listed below are filed as a part of this Annual Report on Form 10-K

Exhibit Number	Description

2.1(a)	Agreement of Merger, dated as of July 31, 1998, between priceline.com LLC and the Registrant.
2.2(a)	Agreement of Merger, dated as of July 31, 1998, between Priceline Travel, Inc. and the Registrant.
3.1(a)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(b)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant
3.3(a)	By-Laws of the Registrant.
4.1	Reference is hereby made to Exhibits 3.1, 3.2 and 3.3.
4.2(a)	Specimen Certificate for Registrant’s Common Stock.
4.3(a)	Amended and Restated Registration Rights Agreement, dated as of December 8, 1998, among the Registrant and certain stockholders of the Registrant.
4.4(b)	Registration Rights Agreement, dated as of August 1, 2003, among the Registrant and the initial purchasers named therein.
4.5(b)	Indenture, dated as of August 1, 2003, between the Registrant and American Stock Transfer & Trust Company, as Trustee (including the form of note contained therein).
4.6(b)	Supplemental Indenture, dated as of October 22, 2003, between the Registrant and American Stock Transfer & Trust Company, as Trustee.
10.1.1(a)	1997 Omnibus Plan of the Registrant.
10.1.2(a)	1999 Omnibus Plan of the Registrant.
10.2(a)	Stock Purchase Agreement, dated July 31, 1998, among the Registrant and the investors named therein, as amended.
10.3(a)	Stock Purchase Agreement, dated as of December 8, 1998, among the Registrant and the investors named therein, as amended.
10.4	Reference is hereby made to Exhibit 4.3.
10.5(a)	Purchase and Intercompany Services Agreement, dated April 6, 1998, among the Registrant, Walker Asset Management Limited Partnership, Walker Digital Corporation and Priceline Travel, Inc.
10.6.1(a)	Employment Agreement, dated as of January 1, 1998, between Jay S. Walker, Walker Digital Corporation, the Registrant and Jesse M. Fink.
10.6.2(a)	Amendment No. 1 to Employment Agreement, dated November 16, 1998 between the Registrant and Jesse M. Fink.

10.7.1(a)	Employment Agreement, dated as of July 23, 1998, between the Registrant and Timothy G. Brier.
10.7.2(a)	Amendment No. 1 to Employment Agreement, dated November 16, 1998, between the Registrant and Timothy G. Brier.
10.8(a)	Amended and Restated Employment Agreement, dated as of August 15, 1998, by and between the Registrant and Richard S. Braddock.
10.9(a)	Airline Participation Agreement, dated April 1998, by and among the Registrant, Priceline Travel, Inc. and Trans World Airlines, Inc.
10.10(a)+	Airline Participation Agreement, dated October 2, 1998, by and among the Registrant, Priceline Travel, Inc. and Northwest Airlines, Inc.
10.11.1(a)+	General Agreement, dated August 31, 1998, by and among the Registrant, Priceline Travel, Inc. and Delta Air Lines, Inc.
10.11.2(a)+	Airline Participation Agreement, dated August 31, 1998, by and among the Registrant, Priceline Travel, Inc. and Delta Air Lines, Inc.
10.11.3(a)+	Amendment to the Airline Participation Agreement and the General Agreement, dated December 31, 1998, between and among the Registrant, Priceline Travel, Inc. and Delta Air Lines, Inc.
10.11.4(c)	Letter Agreement, dated July 16, 1999, between the Registrant and Delta Air Lines, Inc.
10.11.5(e)	Master Agreement, dated November 17, 1999, between the Registrant and Delta Air Lines, Inc.
10.11.6(e)	Amendment to the Airline Participation Agreement and the General Agreement, dated November 17, 1999, by and among the Registrant, Priceline Travel, Inc. and Delta Air Lines, Inc.
10.11.7+	Participation Warrant Agreement, dated as of November 17, 1999, between the Registrant and Delta Air Lines, Inc.
10.12(a)+	Airline Participation Agreement, dated December 31, 1998, by and among the Registrant, Priceline Travel, Inc. and America West Airlines.
10.13(a)+	Internet Marketing and Licensing Agreement, as of August 1, 1998, between the Registrant and LendingTree, Inc.
10.14(a)	Systems Access Agreement, dated as of August 4, 1997, between the Registrant and WORLDPAN, L.P.
10.15(a)	Master Agreement for Outsourcing Call Center Support, dated as of April 6, 1998, between the Registrant and CALLTECH Communications, Incorporated.
10.16(a)	Form of Participation Warrant Agreement.
10.17.1(a)+	Participation Warrant Agreement, dated as of December 31, 1998.
10.17.2(a)+	Amendment No. 1, dated as of February 4, 1999, to Warrant Participation Agreement, dated as of December 31, 1998.
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

10.22.1(e)	Securityholders’ Agreement, dated as of October 26, 1999, among the Registrant, Priceline WebHouse Club, Inc., Walker Digital, LLC and the Investors signatory thereto.
10.22.2+	Intellectual Property License Agreement, dated as of October 26, 1999, between the Registrant and Priceline WebHouse Club, Inc.
10.22.3+	Marketing and Technical Services Agreement, dated as of October 26, 1999, between the Registrant and Priceline WebHouse Club, Inc.
10.22.4+	Warrant Agreement, dated as of October 26, 1999, between the Registrant and Priceline WebHouse Club, Inc.
10.22.5+	Services Agreement, dated as of October 26, 1999, between the Registrant and Priceline WebHouse Club, Inc.

10.23.1+	Airline Participation Agreement, dated as of November 15, 1999, by and between the Registrant and United Air Lines, Inc.
10.23.2+	Participation Warrant Agreement, dated as of November 15, 1999, by and between the Registrant and United Air Lines, Inc.
10.24.1+	Airline Participation Agreement, dated as of November 17, 1999, by and between the Registrant and US Airways, Inc.
10.24.2+	Participation Warrant Agreement, dated as of November 17, 1999, by and between the Registrant and US Airways, Inc.
10.25.1+	Airline Participation Agreement, dated as of November 17, 1999, by and between the Registrant and American Airlines, Inc.
10.25.2+	Participation Warrant Agreement, dated as of November 17, 1999, by and between the Registrant and American Airlines, Inc.
10.26+	Participation Warrant Agreement, dated as of November 17, 1999, by and between the Registrant and Trans World Airlines, Inc.
10.27+	Participation Warrant Agreement, dated as of November 17, 1999, by and between the Registrant and Northwest Airlines, Inc.
10.28+	Participation Warrant Agreement, dated as of November 17, 1999, by and between the Registrant and America West Airlines
10.29(e)	Continuing Employment Agreement, dated as of December 16, 1999, between the Registrant and Melissa M. Taub.
10.30(f)	Employment Agreement, dated December 3, 1999, between the Registrant and Michael McCadden.
10.31(f)	Employment Agreement, dated December 30, 1999 between the Registrant and Jeffery H. Boyd.
10.32(f)	Employment Agreement, dated February 18, 2000, between the Registrant and Heidi G. Miller.
10.33(f)	Promissory Note, dated February 10, 2000 between Jeffery H. Boyd and the Registrant.
10.34(f)	Amendment to Promissory Note, dated March 28, 2000, between Jeffery H. Boyd and the Registrant.
10.35(f)	Promissory Note, dated March 7, 2000, between Heidi G. Miller and the Registrant.
10.36(f)	Stock Option Agreement, dated February 18, 2000, by and between the Registrant and Heidi G. Miller.
10.37(f)	Amendment to Promissory Note, dated March 28, 2000, between Daniel H. Schulman and the Registrant.
10.38(f)	Amendment Number One to the Priceline.com Incorporated 1999 Omnibus Plan.
10.39(f)+	Formation and Funding Agreement, dated as of March 17, 2000, by and between the Registrant and Alliance Partners, L.P.
10.40(g)	Certificate of Designation, Preferences and Rights of Series A Convertible Redeemable PIK Preferred Stock of priceline.com Incorporated.
10.41(g)	priceline.com Incorporated 1999 Omnibus Plan, as amended.
10.42(g)	Amended and Restated Promissory Note, dated May 18, 2000, between priceline.com Incorporated and Daniel H. Schulman.
10.43(g)	Amendment to Employment Agreement, dated June 12, 2000, between priceline.com Incorporated and Richard Braddock
10.44(g)	Lease, dated as of May 1, 2000, between the parties listed therein, as Landlord and priceline.com Incorporated, as Tenant.
10.45(g)	Convertible Note, dated June 27, 2000, between Hutchison-Priceline Limited, as obligor, and PCLN Asia, Inc., as holder.
10.46(h)	Amended and Restated Promissory Note, dated August 21, 2000, between priceline.com Incorporated and Heidi Miller.
10.47(h)	Amendment Employment Agreement, dated August 21, 2000, between priceline.com Incorporated and Heidi Miller.
10.48(h)	Second Amended and Restate Promissory Note, dated August 21, 2000, between priceline.com Incorporated and Jeffery H. Boyd.
10.49(h)	Amendment to Offer Letter, dated August 21, 2000, between priceline.com Incorporated and Jeffery H. Boyd.
10.50(h)	Second Amended and Restated Promissory Note, dated August 21, 2000, between priceline.com Incorporated and Daniel H. Schulman.
10.51(h)	Amendment to Employment Agreement, dated August 21, 2000, between priceline.com Incorporated and Daniel H. Schulman.
10.52(i)	Certificate of Designation, Preferences and Rights of Series B Redeemable Preferred Stock of priceline.com Incorporated.
10.53(i)	Warrant Agreement, dated February 6, 2001, by and between priceline.com Incorporated and Delta Air Lines, Inc.
10.54(i)	Stockholder Agreement, dated February 6, 2001, between priceline.com Incorporated and Delta Air Lines, Inc.

10.55(j)	Priceline.com 2000 Employee Stock Option Plan.
10.56(j)	Employment Agreement, dated November 20, 2000, between priceline.com Incorporated and Robert Mylod.
10.57(k)	Stock Purchase Agreement, dated as of February 15, 2001, among priceline.com Incorporated, Prime Pro Group Limited and Forthcoming Era Limited.
10.58(k)	Registration Rights Agreement, dated as of February 15, 2001, among priceline.com Incorporated, Prime Pro Group Limited and Forthcoming Era Limited.
10.59(l)	Amended and Restated Employment Agreement, dated December 20, 2000, by and between priceline.com Incorporated and Daniel H. Schulman.
10.60(l)	Promissory Note, dated July 2, 1999, by and between priceline.com Incorporated and Daniel H. Schulman
10.61(l)	Amended and Restated Employment Agreement, dated November 20, 2000, by and between priceline.com Incorporated and Jeffery H. Boyd.
10.62(l)	Stock Option and Restricted Stock Agreement, dated November 20, 2000, by and between priceline.com Incorporated and Robert Mylod.
10.63(l)	Employment Agreement, dated November 20, 2000, by and between priceline.com Incorporated and W. Michael McCadden.
10.64(l)	Employment Agreement, dated December 20, 2000, by and between priceline.com Incorporated and Ronald Rose.
10.65(l)	Amended Participation Warrant Agreement, dated November 2, 2000, by and between priceline.com Incorporated and Delta Air Lines, Inc.
10.66(m)	Employment Letter, dated February 9, 2001, by and between priceline.com Incorporated and Peter J. Millones
10.67(n)	Stockholders’ Agreement by and among priceline.com Incorporated, Prime Pro Group Limited, Forthcoming Era Limited, Potton Resources Limited and Ultimate Pioneer Limited, dated as of June 5, 2001.
10.68(o)	Priceline.com 1999 Omnibus Plan, as amended.
10.69(p)	Amendment to Employment Agreement, dated June 15, 2001, by and between priceline.com and Robert Mylod.
10.70(q)	Amendment to Amended & Restated Employment Agreement, dated December 10, 2001 by and between priceline.com Incorporated and Jeffery Boyd.
10.71(q)	Subscriber Entity Agreement, dated October 1, 2001, by and between Worldspan, L.P. and priceline.com Incorporated.
10.72(q)	Amendment to the Worldspan, L.P. Subscriber Agreement, dated October 1, 2001, by and between Worldspan, L.P. and priceline.com Incorporated.
10.73(q)	Employment Letter Agreement, dated January 2, 2002, by and between priceline.com Incorporated and Brett Keller.
10.74(r)	Employment Agreement, dated August 22, 2002, by and between priceline.com Incorporated and Mitch Truwit.
10.75(s)	Warrant Agreement, dated March 17, 2003, by and between priceline.com Incorporated and Marriott International, Inc.
10.76(t)+	Second Amendment to the Worldspan Subscriber Entity Agreement, by and between priceline.com Incorporated and Worldspan, L.P.
10.77	Restructuring Agreement, dated as of October 3, 2003, between Hutchison-Priceline Limited, Trio Happiness Limited and PCLN Asia, Inc.
10.78	Amended and Restated Securityholders’ Agreement, dated as of October 3, 2003, among Hutchison-Priceline Limited, PCLN Asia, Inc. and Trio Happiness Limited.
10.79	Master Agreement, dated as of November 20, 2003 between Credit Suisse First Boston International and priceline.com Incorporated.
10.80	Schedule to the Master Agreement, dated as of November 20, 2003 between Credit Suisse First Boston International and priceline.com Incorporated.
10.81	Letter Agreement, dated November 26, 2003, between Credit Suisse First Boston International and priceline.com Incorporated.
14	Priceline.com Incorporated Code of Business Conduct and Ethics.
23.1	Consent of Deloitte & Touche LLP.
31.1	Certificate of Jeffery H. Boyd, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Robert J. Mylod, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(u)	Certification of Jeffery H. Boyd, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
32.2(u)	Certification of Robert J. Mylod, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

(a)	Previously filed as an exhibit to the Form S-1 (Registration No. 333-69657) filed in connection with priceline.com’s initial public offering and incorporated herein by reference.
(b)

Previously filed as an exhibit to the Form S-3 (Registration Statement No. 333-190029) filed in connection with priceline.com’s registration of 1.00% Convertible Senior Notes due 2010 and Shares of Common Stock Issuable Upon Conversion of the Notes.

(c)	Previously filed as an exhibit to the Form S-1 (Registration No. 333-83513) filed in connection with priceline.com’s secondary public offering and incorporated herein by reference.
(d)	Previously filed as an exhibit to the Form 10-Q for the quarterly period ended September 30, 1999.
(e)	Previously filed as an exhibit to the Form 10-K for the year ended December 31, 1999.
(f)	Previously filed as an exhibit to the Form 10-Q for the quarterly period ended March 31, 2000.
(g)	Previously filed as an exhibit to the Form 10-Q for the quarterly period ended June 30, 2000.
(h)	Previously filed as an exhibit to the Form 10-Q for the quarterly period ended September 30, 2000.
(i)	Previously filed as an exhibit to the Form 8-K filed on February 8, 2001.

(j)	Previously filed as an exhibit to the Form S-8 (Registration No. 333-55578) filed on February 14, 2001.
(k)	Previously filed as an exhibit to the Form 8-K filed on February 20, 2001.
(l)	Previously filed as an exhibit to the Form 10-K for the year ended December 31, 2000.
(m)	Previously filed as an exhibit to the Form 10-Q for the quarterly period ended March 31, 2001.
(n)	Previously filed as an exhibit to the Form 8-K filed on June 6, 2001.
(o)	Previously filed as an exhibit to the Form S-8 (Registration No. 333-65034) filed on July 13, 2001.
(p)	Previously filed as an exhibit to the Form 10-Q for the quarterly period ended June 30, 2001.
(q)	Previously filed as an exhibit to the Form 10-K/A for the year ended December 31, 2001.
(r)	Previously filed as an exhibit to the Form 10-Q for the quarterly period ended September 30, 2002.
(s)	Previously filed as an exhibit to the Form 10-Q for the quarterly period ended March 31, 2003.
(t)	Previously filed as an exhibit to the Form 10-Q/A for the quarterly period ended June 30, 2003.
(u)	This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.
+	Certain portions of this document have been omitted pursuant to a confidential treatment request.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRICELINE.COM INCORPORATED

By:	/s/ Jeffery H. Boyd
Name:Jeffery H. Boyd
Title:Chief Executive Officer
Date:March 15, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard S. Braddock	Chairman	March 15, 2004
Richard S. Braddock	and Director

/s/ Jeffery H. Boyd	President, Chief Executive Officer and	March 15, 2004
Jeffery H. Boyd	Director (Principal Executive Officer)

/s/ Thomas P. D’Angelo	Chief Accounting Officer and Controller	March 15, 2004
Thomas P. D’Angelo	(Principal Accounting Officer)

/s/ Robert J. Mylod Jr.	Chief Financial Officer	March 15, 2004
Robert J. Mylod Jr.	(Principal Financial Officer)

/s/ Ralph M. Bahna	Director	March 15, 2004
Ralph M. Bahna

/s/ Howard W. Barker, Jr.	Director	March 15, 2004
Howard W. Barker, Jr.

Signature	Title	Date

/s/ Jeffrey E. Epstein	Director	March 15, 2004
Jeffrey E. Epstein

/s/ Patricia L. Francy	Director	March 15, 2004
Patricia L. Francy

/s/ James M. Guyette	Director	March 15, 2004
James M. Guyette

/s/ Edmond Ip	Director	March 15, 2004
Edmond Ip

/s/ Dominic Lai	Director	March 15, 2004
Dominic Lai

/s/ Marshall Loeb	Director	March 15, 2004
Marshall Loeb

/s/ Nancy B. Peretsman	Director	March 15, 2004
Nancy B. Peretsman

/s/ Ian F. Wade	Director	March 15, 2004
Ian F. Wade

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

priceline.com Incorporated:

We have audited the accompanying consolidated balance sheets of priceline.com Incorporated and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Stamford, Connecticut
March 10, 2004

priceline.com Incorporated
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$93,732	$67,182
Restricted cash	22,485	18,248
Short-term investments	151,736	64,154
Accounts receivable, net of allowance for doubtful accounts of $794 and $1,262, respectively	10,782	13,636
Prepaid expenses and other current assets	4,778	6,348
Total current assets	283,513	169,568

Property and equipment, net	16,524	21,413
Intangibles assets, net	7,053	1,694
Goodwill	8,779	10,517
Other assets	21,915	7,970
Total assets	$337,784	$211,162

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$25,061	$35,375
Accrued expenses	21,031	27,889
Other current liabilities	3,522	2,063
Total current liabilities	49,614	65,327
Other long-term liabilities	1,069	715
Long-term debt	124,524	—
Total liabilities	175,207	66,042

Commitments and Contingencies (See Note 17)
SERIES B MANDATORILY REDEEMABLE PREFERRED STOCK, $0.01 par value; 80,000 authorized shares; $1,000 liquidation value per share; 80,000 shares issued 13,470 and 13,470 shares outstanding, respectively	13,470	13,470

Stockholders’ equity:
Common stock, $0.008 par value, authorized 1,000,000,000 shares, 40,103,374 and 39,258,196 shares issued, respectively	306	1,884
Treasury stock, 2,496,326 and 1,806,326 shares, respectively	(350,628)	(338,410)
Additional paid-in capital	2,055,607	2,033,944
Deferred compensation	(1,408)	—
Accumulated deficit	(1,555,444)	(1,565,869)
Accumulated other comprehensive income	674	101
Total stockholders’ equity	149,107	131,650

Total liabilities and stockholders’ equity	$337,784	$211,162

See Notes to Consolidated Financial Statements

priceline.com Incorporated
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001

Merchant revenues	$852,454	$996,112	$1,160,970
Agency revenues	7,554	720	590
Other revenues	3,653	6,774	10,193
Total revenues	863,661	1,003,606	1,171,753
Cost of merchant revenues	717,716	844,142	976,035
Cost of agency revenues	—	—	—
Cost of other revenues	—	1,098	2,812
Total costs of revenues	717,716	845,240	978,847
Gross profit	145,945	158,366	192,906
Operating expenses:
Advertising	42,248	44,664	46,874
Sales and marketing	26,803	32,699	63,611
Personnel	29,680	32,045	30,303
General and administrative, including $256, $120 and $909, of option payroll taxes, respectively	12,031	13,298	16,384
Information technology	8,898	12,008	12,477
Depreciation and amortization	11,533	18,264	16,578
Stock based compensation	282	1,000	16,508
Special charge (reversal)	—	(200)	(1,218)
Restructuring charge (reversal), net	(186)	3,738	(136)
Severance charge (reversal)	—	(55)	5,412
Impairment charge	—	24,229	—
Warrant costs	6,638	—	—
Total operating expenses	$137,927	$181,690	$206,793
Operating income (loss)	8,018	(23,324)	(13,887)
Other income:
Loss on sale of equity investment	—	—	(946)
Interest income	2,474	2,911	7,112
Interest expense	(907)	(68)	(116)
Equity in income of investees, net	2,331	1,131	551
Other	—	166	(17)
Total other income	3,898	4,140	6,584
Net income (loss)	11,916	(19,184)	(7,303)
Preferred stock dividend	(1,491)	(2,344)	(8,563)
Net income (loss) applicable to common stockholders	$10,425	$(21,528)	$(15,866)
Net income (loss) applicable to common stockholders per basic common share	$0.28	$(0.57)	$(0.46)
Weighted average number of basic common shares outstanding	37,804	37,881	34,167
Net income (loss) applicable to common stockholders per diluted common share	$0.27	$(0.57)	$(0.46)
Weighted average number of diluted common shares outstanding	39,009	37,881	34,167

See Notes to Consolidated Financial Statements.

priceline.com Incorporated

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(In Thousands)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock		Deferred
	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Compensation	Total

Balance, January 1, 2001	30,300	$1,454	$1,618,956	$(1,528,475)	$(1,156)	(908)	$(326,633)	$(13,053)	$(248,907)
Net loss applicable to common stockholders	—	—	—	(15,866)	—	—	—	—	(15,866)
Sale of equity investments	—	—	—	—	1,156	—	—	—	1,156
Exchange of preferred stock	—	—	279,530	—	—	—	—	—	279,530
Issuance of common stock under deferred compensation plans	28	1	525	—	—	—	—	(526)	—
Cancellation of common stock under deferred compensation plans	(83)	(4)	(762)	—	—	—	—	766	—
Amortization and acceleration of deferred compensation	—	—	582	—	—	—	—	12,813	13,395
Shares reacquired for withholding taxes	(292)	(14)	(8,702)	—	—	—	—	—	(8,716)
Issuance of preferred stock dividend	164	8	8,555	—	—	—	8,563
Sale of common stock	3,968	191	49,318	—	—	—	—	—	49,509
Exercise of options and warrants	4,163	200	67,847	—	—	—	—	—	68,047
Balance, December 31, 2001	38,248	$1,836	$2,015,849	$(1,544,341)	$—	(908)	$(326,633)	$—	$146,711
Net loss applicable to common stockholders	—	—	—	(21,528)	—	—	—	—	(21,528)
Currency translation adjustment	—	—	—	—	101	—	—	—	101
Comprehensive loss	—	—	—	—	—	—	—	—	$(21,427)
Repurchase of common stock	—	—	—	—	—	(898)	(11,777)	—	(11,777)
Issuance of common stock under compensation plans	31	1	749	—	—	—	—	—	750
Issuance of preferred stock dividend	116	6	2,338	—	—	—	—	—	2,344
Exercise of stock options and warrants	863	41	15,008	—	—	—	—	—	15,049
Balance, December 31, 2002	39,258	$1,884	$2,033,944	$(1,565,869)	$101	(1,806)	$(338,410)	$—	$131,650
Net income applicable to common stockholders	—	—	—	10,425	—	—	—	—	10,425
Unrealized gain on marketable securities	—	—	—	—	253	—	—	—	253
Currency translation adjustment	—	—	—	—	320	—	—	—	320
Comprehensive income	—	—	—	—	—	—	—	—	$10,998
Reclassification of common stock par value due to reverse stock split	—	(1,585)	1,585	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	(690)	(12,218)	—	(12,218)
Issuance of warrants to purchase common stock	—	—	6,638	—	—	—	—	—	6,638
Issuance of restricted stock under deferred compensation plans	83	1	1,689	—	—	—	—	(1,690)	—
Amortization of deferred compensation	—	—	—	—	—	—	—	282	282
Issuance of preferred stock dividend	80	1	1,490	—	—	—	—	—	1,491
Exercise of options	682	5	10,261	—	—	—	—	—	10,266
Balance, December 31, 2003	40,103	$306	$2,055,607	$(1,555,444)	$674	(2,496)	$(350,628)	$(1,408)	$149,107

See Notes to Consolidated Financial Statements.

priceline.com Incorporated

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2003	2002	2001
OPERATING ACTIVITIES:
Net income (loss)	$11,916	$(19,184)	$(7,303)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	11,080	17,863	16,301
Amortization	453	402	277
Provision for uncollectible accounts, net	2,103	26	18,548
Warrant costs	6,638	—	—
Net loss on disposal of property and equipment	—	1,098	17
Net loss on sale of equity investments	—	—	946
Equity in income of investees, net	(2,331)	(1,131)	(551)
Impairment charge	—	24,229	—
Non-cash severance	—	—	3,076
Enhanced withholding on restricted shares	—	—	3,136
Compensation expense arising from restricted stock awards	282	—	13,395
Amortization of debt issuance costs	338	—	—
Changes in assets and liabilities:
Accounts receivable	751	2,003	(19,768)
Prepaid expenses and other current assets	1,570	(809)	699
Accounts payable and accrued expenses	(13,786)	(22,882)	(1,501)
Other	1,019	(801)	824
Net cash provided by operating activities	20,033	814	28,096
INVESTING ACTIVITIES:
Additions to property and equipment	(6,582)	(9,127)	(9,415)
Proceeds from sales of fixed assets	—	230	170
Proceeds from convertible notes	—	1,840	—
Proceeds from sales/maturities of investments	—	—	770
(Funding) return of restricted cash and bank certificate of deposit	(4,237)	(2,852)	2,646
Investment in priceline.com europe Ltd.	(312)	—	(14,248)
Cash acquired from acquisition of priceline.com europe Ltd.	—	—	2,779
Equity investment and other acquisitions	(14,232)	—	—
Investment in short-term investments/marketable securities, net	(87,329)	(14,885)	(38,878)
Net cash used in investing activities	(112,692)	(24,794)	(56,176)
FINANCING ACTIVITIES:
Shares reacquired for withholding taxes	—	—	(8,716)
Repurchase of common stock	(12,218)	(11,777)	—
Proceeds from sale of common stock/purchase of warrants, net	—	—	49,459
Proceeds from issuance of convertible senior notes	125,000	—	—
Debt issuance costs	(4,259)	—	—
Proceeds from exercise of stock options and warrants	10,308	3,171	10,256
Net cash provided by/(used in) financing activities	118,831	(8,606)	50,999
Effect of exchange rate changes on cash and cash equivalents	378	(175)	—
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	26,550	(32,761)	22,919
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	67,182	99,943	77,024
CASH AND CASH EQUIVALENTS, END OF PERIOD	$93,732	$67,182	$99,943
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$114	$68	$116
Acquisition of priceline.com europe Ltd.	$—	$—	$7,896

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                       BUSINESS DESCRIPTION

Priceline.com Incorporated (“priceline.com,” or the “Company”) is a leading online travel company that offers its customers a broad range of travel products, including airline tickets, hotel rooms, car rentals, vacation packages and cruises.  The Company’s unique Name Your Own Price® system – which allows its customers to make offers for travel products at prices they set – enables its customers to use the Internet to save money on travel products and services while enabling sellers, which include many of the major domestic airline, hotel and rental car companies, to generate incremental revenue.  In 2003, the Company complemented its Name Your Own Price® product offering by giving its customers the ability to purchase certain travel products in a more traditional, price-disclosed manner.

2.                                       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, priceline.com Europe Holdings N. V. in conformity with accounting principles generally accepted in the United States.  All significant intercompany accounts and transactions have been eliminated. Investments in affiliates in which the Company does not have control, but has the ability to exercise significant influence, are accounted for by the equity method.

In 2003, the Company enhanced its financial reporting format.  In the past, it reported revenue segmented between travel and other revenue, a format that was driven by its pursuit of businesses outside of the travel industry.  With the repositioning of its long distance and new car products in 2002, its ongoing plan to keep its strategic focus on the online travel sector and its recent commitment to compliment its core Name Your Own Price® products by developing agency-based retail travel products, the decision was made to provide revenue and gross profit reporting in three categories:  Merchant (encompassing substantially all Name Your Own Price® travel services), Agency (encompassing substantially all priced-disclosed retail services) and Other (encompassing all remaining revenue, the largest component of which is advertising revenue).  In 2003, the Company further enhanced its financial reporting format by adding two additional operating expense line items, Personnel and Information Technology.  The Company believes that the addition of these line items, as well as the discontinuance of the Systems and Business Development category, is more useful to readers of its financial statements. Certain reclassifications have been made to prior years financial statements to conform to current year presentation. These reclassifications had no impact on previously reported net income or stockholders’ equity.

In 2003, the Company’s stockholders approved a one-for-six reverse stock split of its outstanding common stock.  The reverse stock split was effected at 12:01 a.m. on June 16, 2003, and, as a result, the Company’s issued and outstanding common stock was reduced from approximately 227.6 million to approximately 37.9 million shares.  The par value of the common stock was not affected by the reverse stock split and remains at $0.008 per share.  Consequently, on the Company’s balance sheet, the aggregate par value of the issued common stock was reduced by reclassifying the par value amount of the eliminated shares of common stock to Additional Paid-in Capital.  All per share amounts and outstanding shares, including all common stock equivalents (stock options), have been retroactively restated in the Consolidated Financial Statements and in the Notes to the Consolidated Financial Statement for all periods presented to reflect the reverse stock split.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments - The Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable-net, accounts payable and accrued expenses, are carried at cost which approximates their fair value because of the short-term maturity of these financial instruments.  As of December 31, 2003, the fair value of the Convertible Senior Notes was $103,275,000.  The Company uses derivative financial instruments, including interest rate hedges to manage market risks.  The Company entered into an interest rate hedge agreement in relation to $45 million of the outstanding borrowings of the Convertible Secured Notes with a term of approximately 5 years 2003.  See Note 10, “Convertible Debt.”

Cash and Cash Equivalents - The Company invests excess cash primarily in money market accounts, certificates of deposits, and short-term commercial paper. All highly liquid instruments with an original maturity of three months or less are considered cash equivalents.

Short-Term Investments – At December 31, 2003 and 2002, the Company had short-term investments of $151.7 million and $64.2 million, respectively.  The short-term investments primarily consist of commercial paper, corporate notes, and U.S. Government Agency Securities.  In accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company has classified these short-term investments as available-for-sale.  These securities are carried at estimated fair market value.  The aggregate unrealized gains and losses related to these investments, net of taxes, are reflected as a part of other comprehensive income within stockholders’ equity.

The specific-identification method is used to determine the carrying value of all securities. The marketable securities are presented as current assets in the accompanying Consolidated Balance Sheets, as they are available to meet the short-term working capital needs of the Company.

The fair value of the investments is based on the quoted market price of the securities at the balance sheet dates. Investments are considered to be impaired when a decline in fair value is judged to be other than temporary. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.

Restricted Cash - Restricted cash collateralizes letters of credit issued in favor of certain suppliers and landlords. The letters of credit expire between April of 2004 through March of 2005 and are generally subject to automatic renewal upon expiration. Also included in restricted cash are amounts held by our credit card processing company, and the interest rate swap counterparty.

Property and Equipment - Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of property and equipment is computed on a straight-line basis, over the estimated useful lives of the assets or, when applicable, the life of the lease, whichever is shorter.

Goodwill – In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill.  SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment and that identifiable intangible assets other than goodwill be amortized over their useful lives.  The Company adopted SFAS No. 142 in 2002 and performed the initial and final steps of the transitional impairment test as required.  There was no impairment resulting from the transitional impairment test.  Subsequent impairment losses were reflected in operating loss in 2002.  Impairment testing performed during 2003 resulted in no impairment.  See Note 7 to Consolidated Financial Statements for analysis of the Company’s impairment tests.

Impairment of Long-Lived Assets and Intangibles - The Company reviews long-lived assets and intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition exceeds its carrying amount. The amount of impairment loss, if any, is measured as the excess of the carrying value of the asset over the present value of estimated future cash flows using a discount rate commensurate with the risks involved.

Software Capitalization - Certain direct development costs associated with internal-use software are capitalized and include external direct costs of material and services and payroll costs for employees devoting time to the software projects. These costs are included in software and are amortized over a period not to exceed three years beginning when the asset is substantially ready for use. Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred.

Revenues and Cost of Revenues – Merchant revenues and related cost of revenues are derived from transactions where the Company is the merchant of record and determines the price to be paid by the customer. The Company recognizes such revenue and costs if and when it accepts and fulfills the customer’s offer. Merchant revenues and cost of revenues include the selling price and cost, respectively, of the travel product and are reported on a gross basis. Occasionally, the Company provides refunds and makes certain customer accommodations to satisfy disputes and complaints. The Company accrues for such estimated losses and classifies the resulting expense as adjustments to revenue and cost of revenues or the allowance for doubtful accounts as appropriate.

Agency revenues are derived from travel related transactions where the Company is not the merchant of record and where the prices of its products are determined by third parties. Agency revenues include travel commissions, customer processing fees and Worldspan reservation booking fees and are reported at the net amounts received, without any associated cost of revenue. Such revenues are recognized by the Company when the travel transaction is completed.

Advertising - Advertising expenses are comprised primarily of costs of off-line (television, radio and newspaper) and online (online and e-mail) advertising, agency fees, creative talent and production cost for television and radio commercials.  The Company expenses the production costs of advertising the first time the advertising takes place.

Sales and Marketing - Sales and marketing expenses are comprised primarily of credit card processing fees, fees paid to third-party service providers that operate our call centers and provisions for credit card charge-backs.  Sales and marketing costs are expensed as incurred.

Information Technology – Information technology expenses are comprised primarily of system maintenance and software license fees, data communications and other expenses associated with operating our Internet site and payments to outside contractors. Such costs are expensed as incurred.

Equity-Based Compensation - The Company accounts for stock-based employee compensation arrangements in accordance with provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”  As allowed by SFAS 123, the Company accounts for stock options issued to employees under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of SFAS No. 123.  Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of priceline.com’s stock and the exercise price of the option.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” All transactions, in which goods or services are the consideration received for the issuance of equity instruments, are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or the date on which it is probable that performance will occur.

The following table summarizes relevant information as to reported results under the Company’s APB Opinion No. 25 method of accounting for stock options with supplemental information as if the fair value recognition provisions of SFAS No. 123 had been applied (in thousands, except per share amounts):

	For the Year Ended December 31,
	2003	2002	2001
Net income (loss) applicable to common stockholders, as reported	$10,425	$(21,528)	$(15,866)

Add: Stock-based compensation, as reported	282	1,000	16,508

Deduct: Total stock-based compensation determined under fair value based method for all stock based compensation	(28,533)	(114,026)	(155,540)

Adjusted net loss, fair value method for all stock based compensation	$(17,826)	$(134,554)	$(154,898)

Net income (loss) applicable to common stockholders per basic common share, as reported	$0.28	$(0.57)	$(0.46)

Net income (loss) applicable to common stockholders per diluted common share, as reported	$0.27	$(0.57)	$(0.46)

Basic and diluted loss per share SFAS 123 adjusted	$(0.47)	$(3.55)	$(4.53)

The fair value of stock options granted was determined on the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

	2003	2002	2001
Risk-free interest rate	2.2%	2.8%	4.0%

Expected lives	3 years	3 years	3 years

Volatility	94%	99%	127%

Income Taxes - The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the temporary difference between the financial statement and tax basis of assets and liabilities using presently enacted tax rates in effect. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Earnings Per Share - The Company computes basic and diluted earnings per share in accordance with SFAS No. 128, “Earnings per Share.”  SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding.

For purposes of calculating basic and dilutive earnings per share, we used the following weighted average shares outstanding (in thousands):

	2003	2002(1)	2001(1)
Weighted average common shares
Basic	37,804	37,881	34,167
Diluted	39,009	37,881	34,167
Dilutive potential common shares	1,205	—	—
Anti-dilutive potential common shares	7,732	8,795	10,457

(1)                                  Since the Company incurred losses for 2002 and 2001, the inclusion of stock options and warrants in the calculation of weighted average common shares was anti-dilutive; and therefore there was no difference between basic and diluted earnings per share.

Segment Reporting - The Company operates and manages its business as a single segment.

Foreign Currency Translation - For priceline.com europe Ltd., the local foreign currency is the functional currency. Assets and liabilities are translated into U.S. dollars at the rate of exchange existing at year end.  Income statement amounts are translated at the average monthly exchange rates.  Translation gains and losses are included as a component of stockholders’ equity.  Transaction gains and losses are included in the statement of operations and were immaterial for all periods presented.

Derivative Financial Instruments - The Company is exposed to market risks arising from changes in interest rates. The Company uses derivatives principally in the management of interest rate exposure. It does not utilize derivatives that contain leverage features. On the date on which the Company enters into a derivative transaction, the derivative is designated as a hedge of the identified exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking the hedge transaction. In this documentation, the Company specifically identifies the asset, liability, firm commitment, forecasted transaction, or net investment that has been designated as the hedged item and states how the hedging instrument is expected to reduce the risks related to the hedged item. The Company measures effectiveness of its hedging relationships both at hedge inception and on an ongoing basis.

Recent Accounting Pronouncements

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”).  This statement addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities.  SFAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002.  The Company adopted the new standard on January 1, 2003.

In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities”. In December 2003, the FASB issued FIN No. 46 (Revised) (“FIN 46-R”) to address certain FIN 46 implementation issues. As the Company has no variable interest entities, the adoption of these pronouncements had no effect on the Company’s consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  The Company has limited involvement with derivative financial instruments and does not use them for trading or speculative purposes.  As of December 31, 2003, the Company’s only derivative financial instrument is an interest rate hedge agreement in relation to $45 million of the outstanding borrowings of the Convertible Secured Notes.  The adoption of SFAS No. 149 on July 1, 2003, as required, had no impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”).  SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Company adopted the new standard on July 31, 2003, with no effect on the Company’s consolidated financial statements.

Effective July 1, 2003, the company adopted Emerging Issues Task Force (EITF) Issue No. 00-21, Accounting For Revenue Arrangements with Multiple Deliverables, which establishes criteria for whether revenue on a deliverable can be recognized separately from other deliverables in a multiple deliverable arrangement.  The criteria considers whether the delivered item has stand-alone value to the customer, whether the fair value of the delivered item can be reliably determined and the customer’s right of return for the delivered item.  While the Company does enter into multiple deliverable arrangements, all elements are delivered at the same time and therefore the adoption of this standard had no impact on the Company’s consolidated financial statements.

3.                                       RESTRUCTURING, SPECIAL AND SEVERANCE CHARGES

In the fourth quarter of 2003, the Company recorded a restructuring charge of approximately $564,000.  This restructuring charge resulted from a re-evaluation and refinement of the Company’s estimated real estate costs related to leased property vacated in connection with the 2002 and 2000 restructurings.

In the fourth quarter of 2002, the Company recorded a restructuring charge of approximately $4.7 million.  This restructuring charge resulted from the repositioning of the Company’s non-travel businesses and a reduction in headcount.  The repositioning was designed to reduce operating expenses and focus resources on our travel business.  The charge related primarily to severance payments, real estate costs and asset impairments.

The Company’s work force was reduced by 59 full-time employees at its Norwalk location and 4 full-time employees at its Europe location.  The employee termination costs primarily represent severance payments and related benefits.  The real estate costs primarily represent the estimated net lease expense related to space the Company decided it no longer needed, and which it will not utilize in the future along with certain required refurbishments to that space.  Asset impairments are comprised of abandoned equipment and software projects, and software costs related to the Company’s plans not to pursue certain product offerings and activities.  Other restructuring charges include professional and other fees and costs incurred in 2002 associated with the restructuring activities.

In the second quarter of 2001, the Company’s Board of Directors announced that Richard S. Braddock had been reappointed as Chief Executive Officer.  Mr. Braddock replaced Daniel H. Schulman, its prior President and Chief Executive Officer. In connection with Mr. Schulman’s separation, the Company recorded a severance charge of $5.4 million in the second quarter of 2001. This severance charge resulted from the forgiveness of outstanding loans to Mr. Schulman and the payment of severance, all of which was required by the terms of Mr. Schulman’s employment agreement. The Company also accelerated, pursuant to the terms of Mr. Schulman’s employment agreement, the vesting of 2,000,000 shares of restricted common stock and 1,000,000 shares underlying stock options granted to

Mr. Schulman, resulting in a charge of approximately $770,000. The balance due to Mr. Schulman ($345,000) was paid in second quarter 2002.

In the first quarter of 2001, the Company recorded a restructuring charge of approximately $1.4 million. This restructuring charge related primarily to the reduction of the Company’s workforce by approximately 25 full-time employees in February 2001. The charge relates primarily to severance payments and the entire amount of the charge was disbursed in 2001.

In 2000, the Company recorded a restructuring charge of approximately $32.0 million.  The restructuring charge resulted from the Company’s review of its operations with the intention of increasing efficiencies and refocusing its business principally on its core travel products.  As a result of this review, the Company primarily decided to reduce its work force, consolidate its real estate and rationalize certain international markets and potential product line offerings.

The components and the annual activity related to the restructuring charges for the three-year period ended December 31, 2003 were as follows (in thousands):

	Employee Termination Costs	Real Estate Costs	Asset Impairments	Other	Total

Accrued at 1/1/2001	$2,640	$9,286	$956	$588	$13,470

Charged in 2001	1,400	—	—	—	1,400

Paid in 2001	(3,358)	(3,155)	(835)	(320)	(7,668)

Adjustments	(311)	(1,036)	(114)	(75)	(1,536)

Accrued at 12/31/2001	371	5,095	7	193	5,666

Charged in 2002	2,416	398	1,064	776	4,654

Currency translation adjustment	3	2	11	10	26

Non-cash charges	(5)	—	(1,075)	—	(1,080)

Paid in 2002	(1,114)	(2,161)	—	(2)	(3,277)

Adjustments	(10)	(824)	(7)	(75)	(916)

Accrued at 12/31/2002	$1,661	$2,510	$—	$902	$5,073

Charged in 2003	—	564	—	—	564

Currency translation adjustment	(5)	(18)	—	73	50

Paid in 2003	(1,499)	(1,631)	—	(249)	(3,379)

Adjustments	(64)	(306)	—	(383)	(753)

Accrued at 12/31/2003	$93	$1,119	—	$343	$1,555

During 2003 and 2002, the Company decreased the liability for the restructuring charge by approximately $753,000 and approximately $916,000, respectively.  These reductions resulted from the favorable resolution of certain matters, primarily the collection of certain receivables and the settlement of real estate commitments, and were reflected as an adjustment to the “Restructuring charge (reversal)” line on the Company’s Consolidated Statements of Operations.

The Company estimates, based on current available information, the remaining net cash outflows associated with our restructuring related commitments will be as follows (in thousands):

	Expected to be Paid in
	2004	2005

Employee termination costs	$93	$—

Real estate costs	587	532

Other	343	—

Total:	$1,023	$532

Restructuring related liabilities due within 12 months and due after 12 months are classified in “Accrued expenses” and in “Other long-term liabilities”, respectively, on the Company’s Consolidated Balance Sheets.

4.                                       SHORT-TERM INVESTMENTS

The following table summarizes, by major security type, the Company’s marketable securities as of December 31, 2003 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Estimated Fair Value

Commercial Paper	$22,872	$1	$—	$22,873
Corporate Notes	21,535	14	—	21,549
U.S. Government Agency-Securities	96,673	214	—	96,887
U.S. Government Agency – Discount Notes	2,770	1	—	2,771
Adjustable Rate Mortgages (ARM’s)	7,633	23	—	7,656

Total	$151,483	$253	$—	$151,736

The following table summarizes, by major security type, the Company’s marketable securities as of December 31, 2002 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Estimated Fair Value

Commercial Paper	$21,334	$—	$—	$21,334
U.S. Government Agency-Securities	42,820	—	—	42,820

Total	$64,154	$—	$—	$64,154

Contractual maturities of marketable securities classified as available-for-sale as of December 31, 2003 are as follows (in thousands):

	Amortized Cost	Estimated Fair Value

Due within one year	$93,059	$93,127
Due between one year and two years	58,424	58,609

Totals	$151,483	$151,736

No gains or losses were realized for the year ended December 31, 2003.

5.                                       ACCOUNTS RECEIVABLE RESERVES

The Company provides for costs associated with purchases made using fraudulent credit cards.  Because the Company acts as merchant of record in the majority of its transactions, it may be held liable for accepting fraudulent credit cards on the priceline.com website as well as other payment disputes with its customers.  Additionally, the Company is liable for accepting fraudulent credit cards in certain retail transactions when it does not act as merchant of record.  Accordingly, the Company calculates and records an allowance for the resulting credit card charge-backs. Beginning in the second half of 2001, the Company launched a company-wide credit card charge-back reduction project aimed at preventing the acceptance of fraudulent credit cards.  This project has been expanded to encompass retail transactions.

A summary of the activity in the allowance for credit card chargebacks for the years ended December 31, 2003, 2002 and 2001 is as follows (in thousands):

	For the Years Ended December 31,
	2003	2002	2001

Balance, beginning of year	$1,262	$4,170	$2,372

Provision charged to expense	2,103	3,051	18,548

Charge-offs and adjustments	(2,571)	(5,959)	(16,750)

Balance, end of year	$794	$1,262	$4,170

6.                                       PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2003 and 2002 consists of the following (in thousands):

	Estimated Useful Lives (years)	2003	2002

Computer equipment and software	Up to 3	$67,449	$63,185
Office equipment, furniture and fixtures and leasehold improvements	3 to 7	8,093	8,340

Total:		$75,542	$71,525
Less: accumulated depreciation and amortization		(59,018)	(50,112)
Property and equipment, net		$16,524	$21,413

Fixed asset depreciation and amortization expense was approximately $11.1 million, $17.9 million and $16.3 million for the years ended December 31, 2003, 2002 and 2001, respectively.

7.                                       INTANGIBLE ASSETS

The Company’s intangible assets consist of the following (in thousands):

		2003			2002
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Intangible assets with determinable lives:

Patents	3 years	$1,435	$(896)	$539	$1,588	$(577)	$1,011
Technology	3 years	1,200	(50)	1,150	—	—	—
Other	3 – 15 years	528	(224)	304	303	(140)	163
		3,163	(1,170)	1,993	1,891	(717)	1,174

Domain names with indefinite lives		5,060	—	5,060	520	—	520

Total intangible assets		$8,223	(1,170)	$7,053	$2,411	$(717)	$1,694

Intangible assets with determinable lives are amortized on a straight-line basis.  Intangible assets amortization expense was approximately $453,000, $402,600 and $278,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

In 2003, pursuant to asset purchase agreements, the Company purchased the Internet domain names www.rentalcars.com and www.breezenet.com, and their related intellectual property.  The acquisitions were part of the Company’s plan to grow its rental car business.  The acquisitions were accounted for as purchases and, accordingly, the total purchase price of approximately $5.5 million was allocated to the assets acquired, primarily indefinite lived intangibles and other intangibles with determinable lives, based on their respective fair values on the acquisition date.  The results of operations of rentalcars.com and breezenet.com are included in the Consolidated Statements of Operations from the respective acquisition dates.  The pro forma effect of the acquisitions on the Consolidated Statements of Operations, assuming the acquisitions occurred as of January 1, 2002, is not material.

The annual estimated amortization expense for the amortizable acquired intangible assets for the next five years is as follows (in thousands):

2004	$553
2005	$527
2006	$440
2007	$47
2008	$47
Thereafter	$379

8.                                       GOODWILL

In 2001, the Company completed the acquisition of approximately 62% of the issued and outstanding shares of priceline.com Europe Holdings, N.V., the parent company of priceline.com europe Ltd. (together with priceline.com Europe Holdings, N.V., “priceline.com europe”). The acquisition was accounted for as a purchase and the excess of the cost of the acquisition over the fair value of the net assets acquired was recorded as goodwill at the end of 2001.  Since the acquisition, the Company has recognized the entire consolidated net loss of priceline.com Europe Holdings, N.V. since the minority stockholders had no commitment to fund the losses.

On January 31, 2002, the Company invested an additional $10 million in priceline.com Europe Holdings, N.V., which increased the Company’s equity interest to approximately 75% of the issued and outstanding shares.  In the fourth quarter 2003, the Company purchased the remaining interest in priceline.com Europe Holdings, N.V. that it did not already own.

During the third quarter of 2002, the Company performed impairment tests and determined that the carrying amount of goodwill associated with its investment in priceline.com europe exceeded its implied fair value by approximately $12 million and accordingly recorded an impairment charge of $12 million. The fair value was determined using generally accepted valuation techniques including the market value of comparable companies (including revenue multiple methodology) and discounted cash flow methods.  Underlying the impairment was a continued decline in the market value of priceline.com’s common stock, which the Company reviews quarterly as an indicator of possible impairment of

priceline.com europe’s carrying value, a deterioration in priceline.com europe’s operations caused primarily by increasingly competitive conditions among European online travel companies, and a decision in 2002 to reconfigure product offerings.

During 2003, goodwill was reduced by approximately $2.1 million as a result of changes in estimates related to certain pre-acquisition obligations related to exit costs recorded as part of the acquisition in accordance with EITF 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.”  Goodwill at December 31, 2003 and 2002 consists of the following (in thousands):

	2003	2002
Balance, beginning of year	$10,517	$22,535
Purchase of minority interests	312	—
Impairment and changes in estimates related to certain obligations	(2,050)	(12,018)
Balance, end of year	$8,779	$10,517

9.                                       OTHER ASSETS

Other assets at December 31, 2003 and December 31, 2002 consist of the following (in thousands):

	2003	2002
Investment in pricelinemortgage	$9,421	$6,356
Investment in Travelweb LLC	7,933	—
Deferred debt issuance costs	3,921	—
Other	640	1,614
Total	$21,915	$7,970

Investment in pricelinemortgage represents the Company’s 49% equity investment in pricelinemortgage and, accordingly, the Company has recognized its pro rata share of pricelinemortgage’s operating results, not to exceed an amount that the Company believes represents the investments’ estimated fair value.  The Company recognized approximately $3.1 million, approximately $1.1 million and approximately $551,000, respectively, of income from its investment in pricelinemortgage in 2003, 2002 and 2001.  The Company earned advertising fees from pricelinemortgage of approximately $534,000, approximately $1.7 million and approximately $1.7 million in 2003, 2002 and 2001, respectively.

In March 2003, Lowestfare.com, a wholly-owned subsidiary of the Company, invested approximately $8.7 million (including fees relating to the transaction) in Travelweb LLC.  Lowestfare.com’s investment represents approximately 14% of the outstanding equity of Travelweb LLC.  The investment is accounted for under the equity method of accounting.  Lowestfare.com has a seat on Travelweb LLC’s Board of Directors.  The Company recognized approximately $734,000 of net loss from its investment in Travelweb LLC in 2003.  The Company earned travel commissions from Travelweb LLC of approximately $164,000 for the year ended December 31, 2003.

The excess of the carrying value of the Company’s equity investments in Travelweb LLC and pricelinemortgage over its equity in the underlying net assets of the investees was approximately $7.8 million as of December 31, 2003.

Deferred debt issuance costs arose from the Company’s issuance of $125 million aggregate principal amount of 1% Convertible Senior Notes due August 1, 2010.  Deferred debt issuance costs of approximately $4.3 million, consisting primarily of underwriting commissions and professional service fees, are being amortized using the effective interest rate method over five years.

During the third quarter of 2002 the Company performed a periodic evaluation of the progress of the operations of Hutchison-Priceline Limited. Factors including increasing negative variances in key operating metrics such as negative gross margins and continuing operating losses, negative net asset position and an increasingly competitive operating environment led the Company to determine that the carrying value of its convertible note no longer reflected its fair value. Accordingly, the Company recorded an impairment charge of approximately $12.2 million.  Estimated fair value was determined using cash flow estimates and a review of the market value of comparable companies including the consideration of the decline in the Company’s market value and through discussion with third party valuation specialists.  See Note 19 to these Consolidated Financial Statements.

10.                                 CONVERTIBLE DEBT

In August 2003, the Company issued, in private placement, $125 million aggregate principal amount of Convertible Senior Notes due August 1, 2010, with an interest rate of 1%.  The Company intends to use the net proceeds of the offering for general corporate purposes, strategic purposes and working capital requirements.  The notes are convertible, subject to certain conditions, into priceline.com’s common stock, par value $0.008 per share, at the option of the holder, at a conversion price of approximately $40.00 per share, subject to adjustment upon the occurrence of specified events.  Each $1,000 principal amount of notes will initially be convertible into 25 shares of the Company’s common stock if, on or prior to August 1, 2008, if the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading days ending on the first day of a conversion period is more than 110% of the then current conversion price of the notes, or after August 1, 2008, the closing price of the Company’s common stock is more than 110% of the then current conversion price of the notes.  The notes are also convertible in certain other circumstances set forth in the offering memorandum, such as a change in control of the Company.  In addition, the notes will be redeemable at the Company’s option beginning in 2008, and the holders may require the Company to repurchase the notes on August 1, 2008 or in certain other circumstances.  Interest on the notes is payable on February 1 and August 1 of each year.

In November 2003, the Company entered into an interest rate swap agreement whereby it swapped the fixed 1% interest on its Convertible Senior Notes due August 1, 2010 for a floating interest rate based on the 3-month U.S. Dollar LIBOR, minus the applicable margin of approximately 221 basis points, on $45 million notional value of debt.  This agreement expires August 1, 2010.  The Company designated this interest rate swap agreement as a fair value hedge.  The changes in the fair value of the interest rate swap agreement and the underlying debt are recorded as offsetting gains and losses in interest expense in the Consolidated Statement of Operations.  Hedge ineffectiveness of approximately $61,000 was recorded in interest expense in 2003.  The fair value (cost if terminated) of this swap as of December 31, 2003 was approximately $537,000 and has been recorded in other long-term liabilities and as an adjustment to the carrying value of debt.

11.                                 TREASURY STOCK

On July 31, 2002, the Company’s Board of Directors authorized the repurchase of up to $40 million of the Company’s common stock from time to time in the open market or in privately negotiated transactions.  As part of the stock repurchase program, the Company purchased 897,953 shares of its common stock for its treasury during the period ended December 31, 2002 at an aggregate cost of approximately $11.8 million and purchased an additional 690,000 shares of its common stock for its treasury during the year ended December 31, 2003 at an aggregate cost of approximately $12.2 million.  All shares were purchased at prevailing market prices.

The Company may continue or, from time to time, commence or suspend repurchases of shares under its stock repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.  Whether and when to initiate and/or complete any purchase of common stock and the amount of common stock purchased will be determined in the Company’s complete discretion.  As of December 31, 2003, there were approximately 2.5 million shares of the Company’s common stock held in treasury.

12.                                 STOCKHOLDERS’ EQUITY

During 2001, the Company issued 28,333 shares of restricted common stock to employees. The accrual for deferred compensation expense related to the shares issued was recorded at the market value on the date of grant and the related compensation expense was amortized over the vesting period.

During 2001, the Company’s Board of Directors accelerated the vesting of all outstanding unvested shares of the restricted common stock based on the anticipated achievement of earnings performance targets established at the time of grant, resulting in a compensation charge of approximately $3.3 million.  Additionally, the Company repurchased shares in excess of certain employees’ minimum statutory tax withholding and recorded a charge of approximately $3.1 million. Shares repurchased by the Company have been retired.

During the first quarter 2001, the Company sold approximately 4 million shares of its common stock to subsidiaries of Hutchison Whampoa Limited and Cheung Kong (Holdings) Limited in a private placement. The net proceeds were approximately $49.5 million. Hutchison Whampoa Limited also received a seat on the Company’s Board of Directors. Subsequently, Hutchison Whampoa Limited acquired altogether two seats on the Company’s Board of Directors. At the same time, Hutchison purchased $9.5 million worth of Hutchison-Priceline Limited convertible notes. In June 2000, the Company entered into definitive agreements with subsidiaries of Hutchison Whampoa Limited to introduce the Company’s services to several Asian markets. Under the terms of the agreements, the Company licenses its business model and provides expertise in technology and operations.

In June 2003, the Company’s shareholders approved a one-for-six reverse stock split of its outstanding common stock. The reverse stock split was effected at 12:01 a.m. on June 16, 2003, and, as a result, the Company’s issued and outstanding common stock was reduced from approximately 227.6 million to approximately 37.9 million shares. The par value of the common stock was not affected by the reverse stock split and remains at $0.008 per share.

In 2003, the Company issued an aggregate of 83,333 shares of restricted common stock to its Chief Executive Officer, and its Chief Financial Officer.  The accrual for deferred compensation expense related to the shares issued was recorded at the market value on the date of the grant and the related compensation expense is being amortized over the vesting period.  During 2003, the Company recorded stock based compensation expense amortization of approximately $282,000.

13.                                 REDEEMABLE PREFERRED STOCK

In February 2001, the Board of Directors authorized an amendment to the Company’s certificate of incorporation to allow the Company to issue a new series of preferred stock designated as Series B Redeemable Preferred Stock (“Series B Preferred Stock”). The total number of shares of Series B Preferred Stock that the Company is authorized to issue is 80,000 shares, par value $.01 per share.

The Series B Preferred Stock has special preferences. Specifically, the Series B Preferred Stock has a liquidation preference of $1,000 per share plus an amount equal to any dividends accrued or accumulated but not paid and is subject to mandatory redemption on February 6, 2007.  The Series B Preferred Stock accrues dividends payable in shares of the Company’s common stock at a rate of 11% per annum commencing February 6, 2001. Dividends on the Series B Preferred Stock are payable semiannually on February 6 and August 6 of each year starting August 6, 2001.

The Series B Preferred Stock may be redeemed at the option of the Company or the holder, in whole or in part, at any time upon a change of control of the Company at $1,000 per share in cash, plus accrued but unpaid dividends and dividends that would have accrued through February 6, 2007. The Series B Preferred Stock is subject to mandatory redemption on February 6, 2007. Other than as described below, the Series B Preferred Stock is not convertible into shares of the Company’s common stock or any other security of the Company. Holders of the Series B Preferred Stock are not entitled to vote on any matter, except in certain limited circumstances and as specifically required under Delaware General Corporate Law.  Holders of Series B Preferred Stock are entitled to specified cash payments in the event of certain business combination transactions involving the Company.

During the first quarter of 2001, Delta Air Lines, Inc. (“Delta”) received 80,000 shares of the Series B Preferred Stock and warrants (the “Warrants”) to purchase approximately 4.5 million shares of the Company’s common stock at an exercise price of $17.81 per share.  The exercise price of the Warrants is paid by surrendering .0178125 shares of Series B Preferred Stock for each share of the Company’s common stock purchased.

Pursuant to the terms of the certificate of designations relating to the Series B Preferred Stock, the dividend that is payable through the issuance of shares of the Company’s common stock each year is subject to adjustment as provided for in the certificate of designations (and as described below as the result of exercise of the Warrants).  In the event the Company consummates any of certain business combination transactions, the Series B Preferred Stock may be redeemed at the option of the Company or Delta at the $1,000 liquidation preference per outstanding share plus all dividends accrued but not paid on the shares.  In such an event, Delta would be entitled to receive an amount equal to the sum of the dividend payments that would have accrued or cumulated on the shares to be redeemed through the remaining scheduled dividend payment dates.

During 2001, Delta exercised Warrants to purchase approximately 3.1 million shares of the Company’s common stock and on January 29, 2002, Delta exercised Warrants to purchase 666,667 shares of the Company’s common stock. As a result, there are 13,470 shares of Series B Preferred Stock outstanding with an aggregate liquidation preference of approximately $13.5 million and the Company’s future semi-annual dividend requirement is 40,240 shares of common stock.  In accordance with the terms of the Series B Preferred Stock, the Company delivered to Delta 40,240, 40,240, 40,240 and 75,718 shares of the Company’s common stock as dividend payments on August 6, 2003, February 6, 2003, August 6, 2002 and February 6, 2002, respectively.  As a result, the Company recorded a non-cash dividend of approximately $1.19 million, $297,000, $490,000 and $1.85 million in the third quarter of 2003, first quarter of 2003, third quarter of 2002 and the first quarter of 2002, respectively.

The Warrants provide that at any time the closing sales price of the Company’s common stock has exceeded $53.4375 (subject to adjustment) for 20 consecutive trading days, the Warrants will automatically be exercised.  As of December 31, 2003, there were 756,199 Warrants outstanding.

14.                                 OTHER WARRANTS TO PURCHASE COMMON STOCK

During July 1999, priceline.com issued to Continental Airlines a warrant to purchase common stock that will become exercisable upon the earlier of July 2004 or upon the achievement of certain performance thresholds. However, the agreement does not require Continental to make any performance commitments.

In November 1999, the Company amended the Continental warrant to allow the exercise price to fall within the range of the warrants issued to other airlines discussed below. The amended warrant granted Continental the right to purchase a total of 166,666 shares of priceline.com common stock at an exercise price of $359.58.

In November 1999, the Company entered into separate Participation Warrant Agreements with each of eight major domestic airlines relating to their inclusion in the Company’s leisure airline ticket service. Under the Participation Warrant Agreements, the airlines were granted warrants to purchase a total of approximately 3.3 million shares of priceline.com common stock at exercise prices ranging from $339.75 to $359.58 per share. All warrants were fully vested on the date of grant, but generally are not exercisable until November 2005, subject to acceleration under certain circumstances.

In March 2003, in connection with the renewal of a marketing agreement with Marriott International, Inc., (“Marriott”) the Company issued Marriott 833,333 warrants to purchase shares of the Company’s common stock at an exercise price of $9.84 per share.  The warrants, which are not transferable, are fully vested, non-forfeitable, and will be exercisable no earlier than three years from the date of issuance (subject to certain limited exceptions in the event of a reorganization, recapitalization, merger or consolidation involving priceline.com).  In connection with the issuance of the warrants, the Company recorded a charge of approximately $6.6 million in 2003 determined by using an option pricing model.

15.                                 STOCK OPTION PLANS

Priceline.com Incorporated has adopted the 1997 Omnibus Plan (the “1997 Plan”), the 1999 Omnibus Plan (the “1999 Plan”) and the 2000 Employee Stock Option Plan (the “2000 Plan”), each of which provides for grants of options as incentives and rewards to encourage employees, officers, consultants and directors in the long-term success of the Company. The 1997 Plan, 1999 Plan and 2000 Plan provide for grants of options to purchase up to 3,979,166, 5,895,833 and 1,000,000 shares of priceline.com common stock, respectively, at a purchase price equal to the fair market value on the date of grant.

Diluted shares and diluted earnings per share normally include the effect of “in-the-money” stock options and warrants calculated based on the average share price of our stock during the measurement period.  As the Company’s stock price increases, there is a greater number of stock options and warrants that have intrinsic value and that have the effect of increasing the number of diluted shares.  The table below shows the unaudited number of diluted shares that would be used to calculate diluted earnings per share based upon different hypothetical stock prices.

Stock Price	Diluted Shares(1)	Warrants(2)	Convertible Notes(3)	Employee Options(4)	Employee Options as a% of Diluted Shares(5)	Proceeds To Company(6)	Hypothetical Impact on FY 2003 EPS(7)
$15.00	38,453,601	286,667	—	559,887	1.5%	$5,357,907	$0.00
20.00	38,774,996	423,333	—	744,614	1.9%	8,708,876	0.00
25.00	38,992,073	505,333	—	879,692	2.3%	11,483,284	0.00
30.00	39,230,215	603,828	—	1,019,339	2.6%	15,414,957	0.00
35.00	39,501,361	747,924	—	1,146,389	2.9%	19,593,054	0.00
40.00	42,836,775	855,996	3,125,000	1,248,731	2.9%	148,123,840	(0.02)
45.00	43,003,663	940,052	3,125,000	1,331,563	3.1%	151,076,677	(0.02)
50.00	43,137,499	1,007,296	3,125,000	1,398,154	3.2%	153,464,584	(0.03)

(1)  Diluted shares are determined under the same calculation required by Statement of Financial Accounting Standards No. 128 (SFAS 128) which requires that we report both Basic and Diluted Earnings Per Share (EPS).  Basic EPS reports earnings as if no stock options or warrants are outstanding.  Diluted EPS reports earnings assuming all outstanding in-the-money options and warrants are exercised and that all exercise proceeds and tax benefits are used to repurchase shares at the market price of our stock.  This calculation of Diluted shares is typically referred to as the “treasury stock method”.

(2)  Values represent the number of warrants that are included in the calculation of diluted shares pursuant to the treasury stock method.

(3)  Values represent number of common shares to be issued assuming conversion of convertible notes at $40.00 conversion price.

(4)  Values represent the net number of employee options that are included in the calculation of diluted shares pursuant to the treasury stock method.

(5)  Equals employee options (as described in footnote 3 above) divided by Diluted Shares (as described in footnote 1 above).

(6)  Equals cash proceeds to be received by priceline.com upon employee exercise of stock options (i.e. strike price value of  stock options) and conversion of convertible notes.

(7)  Shows the decrease, if any, in diluted EPS as a result of an increase in diluted shares caused by an increase in our stock price.

The following summarizes the transactions pursuant to the Stock Option Plans:

	Shares	Weighted Average Option Price	Option Price R$nge
Balance at January 1, 2001	5,742,501	$98.51	$4.80 — 835.50
Granted	1,859,124	28.98	12.94 — 60.00
Exercised	(1,094,639)	9.40	4.80 — 48.00
Forfeited	(689,199)	147.41	4.80 — 790.50
Balance at December 31, 2001	5,817,787	$86.55	$4.80 — 835.50
Granted	324,000	17.25	7.92 — 37.92
Exercised	(196,955)	16.09	4.80 — 30.66
Forfeited	(1,018,389)	199.39	9.38 — 585.94
Balance at December 31, 2002	4,926,443	$61.50	$4.80 — 845.50
Granted	565,646	11.49	7.56 — 38.26
Exercised	(681,355)	15.13	4.80 — 34.92
Forfeited	(487,898)	115.21	7.92 — 804.00
Balance at December 31, 2003	4,322,836	$56.20	$4.80 — 835.50

	2003	2002	2001
Exercisable at December 31:	3,407,767	3,910,159	3,598,555
Available for grant at December 31:	1,603,920	2,181,668	1,517,915
Weighted average fair value of options granted during the year ended December 31:	$7.75	$12.12	$20.52

The following table summarizes information about stock options outstanding at December 31, 2003:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding as of 12/31/03	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable as of 12/31/03	Weighted Average Exercise Price
$ 4.80 – 20.78	2,360,621	6.5	$9.5	1,725,318	$8.92
22.32 – 39.18	963,082	7.6	28.33	730,654	29.16
46.80 – 78.00	173,044	7.2	59.73	125,831	60.06
122.62 – 835.50	826,089	6.4	221.43	825,964	106.43
$ 4.80 – 835.50	4,322,836	6.8	$56.20	3,407,767	$66.65

16.                                 TAXES

Income Taxes - The Company, since converting from a limited liability company to a corporation in July, 1998, has incurred cumulative net operating losses for financial accounting purposes and accordingly, no provision for income taxes is reflected in the accompanying statements of operations.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets at December 31, 2003 and 2002 are as follows (in thousands):

	2003	2002

Net operating loss carryforward – U.S.	$1,211,177	$1,211,063
Net operating loss carryforward – U.K.	3,671	3,002
Capital loss carryforward	78,709	78,709
Depreciation	644	1,000
Warrant costs	607	607
Restructuring costs	619	3,702
Start-up costs	—	249
Investments	2,976	4,198
Other	2,445	1,445
Less valuation allowance	(1,300,848)	(1,303,975)
Deferred tax asset, net	$—	$—

A valuation allowance for the full amount of the net deferred tax asset was recorded at December 31, 2003 and 2002 and represents the portion of tax operating loss carryforwards and other items for which it is more likely than not that the benefit of such items will not be realized.  Such valuation allowance decreased by approximately $3 million for the year ended December 31, 2003 and increased by approximately $5 million for the year ended December 31, 2002.

At December 31, 2003 the Company had approximately $3 billion of net operating loss carryforwards for income tax purposes expiring from December 31, 2018 to December 31, 2023 which are subject to limitation on future utilization under Section 382 of the Internal Revenue Code of 1986.  Section 382 imposes limitations on the availability of a company’s net operating losses after a more than 50 percentage point ownership change occurs.  As a result of a study (the “NOL Study”), it was determined that ownership changes occurred in 2000 and 2002.  The amount of the Company’s net operating losses incurred prior to each ownership change is limited (the “Loss Limitation”) based on the value of the Company on the respective dates of ownership change.  It is estimated that the effect of Section 382 will reduce the amount of net operating loss which is available to offset future taxable income to approximately $69 million annually.  The estimate of the annual Loss Limitation is based upon certain conclusions in the NOL Study pertaining to the dates of the ownership changes and the value of the Company on the dates of the ownership changes.  The overall determination of the Loss Limitation and conclusions contained in the NOL Study are subject to interpretation, and therefore, the annual Loss Limitation could be subject to change.

At December 31, 2003, the Company had approximately $197 million of capital loss carryforwards, which expire from December 31, 2005 to December 31, 2007.  At December 31, 2003, the Company also had approximately $1.4 million of research credit carryforwards.  Such credit carryforwards expire from December 31, 2019 to December 31, 2020.  These capital loss and research credit carryforwards are also subject to annual limitation.

Approximately $747 million of the Company’s tax net operating loss at December 31, 2003 relates to the exercise of stock options which have been granted under the Company’s various stock option plans and gives rise to compensation which is includable in the taxable income of the applicable employees and deductible by the Company for federal and state income tax purposes.  Additionally, approximately $1.06 billion of the Company’s tax net operating loss relates to the excess of tax deductions from the exercise of certain stock warrants granted by the Company in excess of the associated warrant costs recorded for financial accounting purposes. Finally, the Company recorded $6.8 million of costs for financial reporting purposes in excess of the amount deductible for tax purposes relating to the accelerated vesting of restricted stock held by certain employees of the Company.

The Company has available for income tax purposes the following net operating loss, capital loss, and tax credit carryforwards (in thousands).

Scheduled to Expire:	US Operations	Foreign Operations	Equity Transactions(1)	Total	Capital Loss Carryforward	Research Credit
N/A(2)		$12,237		$12,237
2005					$191,559
2006					946
2007					4,886
2018	$1,966		$12,034	14,000
2019	1,125,534		1,151,682	2,277,216		$663
2020	99,859		591,902	691,761		714
2021	10,492		43,628	54,120
2023			338	338

	$1,237,851	$12,237	$1,799,584	$3,049,672	$197,391	$1,377

(1)          Tax benefit, if and when realized, will be recorded directly to Additional Paid-In Capital.

(2)          Loss carryforward period in UK is indefinite.

The effective income tax rate of the Company is different from the amount computed using applicable statutory federal rates as a result of the following items (in thousands):

	2003	2002	2001
Income tax provision (benefit) at federal statutory rate	$4,171	$(6,714)	$(2,556)
Adjustment due to:
State taxes and other	708	151	(103)
Goodwill impairment	—	4,206	—
Foreign rate differential	112	500	—
Increase (decrease) in valuation allowance	(4,991)	1,857	2,659
Income tax provision	$—	$—	$—

U.S. net income and foreign net loss were $14.2 million and $2.2 million, respectively.

17.                                 COMMITMENTS AND CONTINGENCIES

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

In addition, on November 1, 2000 the Company was served with a complaint that purported to be a shareholder derivative action against its Board of Directors and certain of its current and former executive officers, as well as the Company (as a nominal defendant).  The complaint alleged breach of fiduciary duty and waste of corporate assets.  The action is captioned Mark Zimmerman v. Richard Braddock, J. Walker, D. Schulman, P. Allaire, R. Bahna, P. Blackney, W. Ford, M. Loeb, N. Nicholas, N. Peretsman, and priceline.com Incorporated, 18473-NC (Court of Chancery of Delaware, County of New Castle, State of Delaware).  On February 6, 2001, all defendants moved to dismiss the complaint for failure to make a demand upon the Board of Directors and failure to state a cause of action upon which relief can be granted.  Pursuant to a stipulation by the parties, an amended complaint was filed on June 21, 2001.  Defendants renewed their motion to dismiss on August 20, 2001, and plaintiff served his opposition to that motion on October 26, 2001.  Defendants filed their reply brief on January 7, 2002.  On December 20, 2002, the Court granted defendants’ motion without prejudice.  On April 25, 2003, a second amended complaint, adding H. Miller, was filed and a motion seeking leave of court to file the second amended complaint was filed on July 28, 2003.  Defendants filed their opposition to that motion on October 31, 2003.  The Company intends to defend vigorously against this action.  The Company is unable to predict the outcome of the suit or reasonably estimate a range of possible loss, if any.

On March 16, March 26, April 27, and June 5, 2001, respectively, four putative class action complaints were filed in the U.S. District Court for the Southern District of New York naming priceline.com, Inc., Richard S. Braddock, Jay Walker, Paul Francis, Morgan Stanley Dean Witter & Co., Merrill Lynch, Pierce, Fenner & Smith, Inc., BancBoston Robertson Stephens, Inc. and Salomon Smith Barney, Inc. as defendants (01 Civ. 2261, 01 Civ. 2576, 01 Civ. 3590 and 01 Civ. 4956).  Shives et al. v. Bank of America Securities LLC et al., 01 Civ. 4956, also names other defendants and states claims unrelated to the Company.  The complaints allege, among other things, that priceline.com and the individual defendants violated the federal securities laws by issuing and selling priceline.com common stock in priceline.com’s March 1999 initial public offering without disclosing to investors that some of the underwriters in the offering, including the lead underwriters, had allegedly solicited and received excessive and undisclosed commissions from certain investors.  By Orders of Judge Mukasey and Judge Scheindlin dated August 8, 2001, these cases were consolidated for pre-trial purposes with hundreds of other cases, which contain allegations concerning the allocation of shares in the initial public offerings of companies other than priceline.com, Inc.  By Order of Judge Scheindlin dated August 14, 2001, the following cases were consolidated for all purposes:  01 Civ. 2261; 01 Civ. 2576; and 01 Civ. 3590.  On April 19, 2002, plaintiffs filed a Consolidated Amended Class Action Complaint in these cases.  This Consolidated Amended Class Action Complaint makes similar allegations to those described above but with respect to both the Company’s March 1999 initial public offering and the Company’s August 1999 second public offering of common stock.  The named defendants are priceline.com, Inc., Richard S. Braddock, Jay S. Walker, Paul E. Francis, Nancy B. Peretsman, Timothy G. Brier, Morgan Stanley Dean Witter & Co., Goldman Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith, Inc., Robertson Stephens, Inc. (as successor-in-interest to BancBoston), Credit Suisse First Boston Corp. (as successor-in-interest to Donaldson Lufkin & Jenrette Securities Corp.), Allen & Co., Inc. and Salomon Smith Barney, Inc.  Priceline, Richard Braddock, Jay Walker, Paul Francis, Nancy Peretsman, and Timothy Brier, together with other issuer defendants in the consolidated litigation, filed a joint motion to dismiss on July 15, 2002.  On November 18, 2002, the cases against the individual defendants were dismissed without prejudice and without costs.  In addition, counsel for plaintiffs and the individual defendants executed Reservation of Rights and Tolling Agreements, which toll the statutes of limitations on plaintiffs’ claims against those individuals.  On February 19, 2003, Judge Scheindlin issued an Opinion and Order granting in part and denying in part the issuer’s motion.  None of the claims against the Company were dismissed.  On June 26, 2003, counsel for the plaintiff class announced that they and counsel for the issuers had agreed to the form of a Memorandum of Understanding (the “Memorandum”) to settle claims against the issuers.  The terms of that Memorandum provide that class members will be guaranteed $1 billion dollars in recoveries by the insurers of the issuers and that settling issuer defendants will assign to the class members certain claims that they may have against the underwriters.  Issuers also agree to limit their abilities to bring certain claims against the underwriters.  If recoveries in excess of $1 billion dollars are obtained by the class from any non-settling defendants, the settling defendants’ monetary obligations to the class plaintiffs will be satisfied; any amount recovered from the underwriters that is less than $1 billion will be paid by the insurers on behalf of the issuers.  The Memorandum, which is subject to the approval of each issuer, was approved by a special committee of the priceline.com Board of Directors on Thursday, July 3, 2003.  Any proposed settlement is subject to the parties entering into a formal written agreement and final approval by the Court.

On November 7, 2003, the Company was served with a complaint that purported to be a shareholder derivative action against its Board of Directors and certain of its current and former executive officers, as well as the Company (as a nominal defendant).  The complaint alleged, among other things, breach of fiduciary duty, waste of corporate assets and misappropriation of corporate information.  The claims in the complaint appear to be substantially repetitive of the claims pending in the derivative action in Delaware described above.  The action is captioned Don Powell v. Richard S. Braddock, Jay S. Walker, Daniel H. Schulman, Paul A. Allaire, Ralph M. Bahna, Paul J. Blackney, William E. Ford, Marshall Loeb, N. J. Nicholas, Jr., Nancy B. Peretsman, and Heidi G. Miller and priceline.com Incorporated (Superior Court, Judicial District of Stamford/Norwalk, State of Connecticut).  On February 27, 2004, defendants Braddock, Walker, Schulman, Miller and priceline.com moved to dismiss the complaint for lack of subject matter jurisdiction and defendants Braddock and Schulman also moved to dismiss the complaint for lack of personal jurisdiction.  The Company intends to defend vigorously against this action.  The Company is unable to predict the outcome of this suit or reasonably estimate a range of possible loss, if any.

On November 24, 2003, the Company was served with a complaint for patent infringement captioned IMX, Inc. v. E-Loan, Inc., InteractiveCorp, LendingTree, Inc. and priceline.com Incorporated.  The complaint alleges, among other things, that the Company has infringed, induced others to infringe and/or committed acts of contributory infringement of U.S. Patent number 5,995,947 entitled “Interactive Mortgage and Loan Information and Real-Time Trading Systems.”  The complaint seeks injunctive relief; unspecified money damages; an order directing defendants to pay IMX’s costs and attorneys’ fees; and an award of pre-and post-judgment interest.  The Company intends to defend vigorously against this action.  On January 23, 2004, the Company answered the complaint, denying IMX’s allegations, and filed a counterclaim, which seeks a declaration that the patent-in-suit is invalid and/or that the Company does not infringe any claim of the patent and that it does not contribute to or induce the infringement of any claim of the patent.  The Company is unable at this time to predict the outcome of this suit or reasonably estimate a range of possible loss, if any.

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

Uncertainty regarding payment of sales and hotel occupancy and other related taxes - The Company is currently conducting a review and interpretation of the tax laws in various states and other jurisdictions relating to the payment of state and local hotel occupancy and other related taxes.  In connection with its review, the Company has met and had discussions with taxing authorities in certain jurisdictions but the ultimate resolution in any particular jurisdiction cannot be determined at this time.  Currently, hotels collect and remit hotel occupancy and related taxes to the various tax authorities based on the amounts collected by the hotels.  Consistent with this practice, the Company recovers the taxes on the underlying cost of the hotel room night from customers and remits the taxes to the hotel operators for payment to the appropriate tax authorities.  Several jurisdictions have indicated that they may take the position that sales or hotel occupancy tax is applicable to the differential between the price paid by a customer for the Company’s service and the cost to the Company of the underlying room.  Historically, the Company has not collected taxes on this differential.  Some state and local jurisdictions could assert that the Company is subject to hotel occupancy taxes on this differential and could seek to collect such taxes, either retroactively or prospectively or both.  Such actions may result in substantial liabilities for past sales and could have a material adverse effect on the Company’s business and results of operations.  To the extent that any tax authority succeeds in asserting that such a tax collection responsibility exists, it is likely that, with respect to future transactions, the Company would collect any such additional tax obligation from its customers, which would have the effect of increasing the cost of hotel room nights to the Company’s customers and, consequently, could reduce its hotel sales.  The Company will continue to assess the risks of the potential financial impact of additional tax exposure, and to the extent appropriate, it will reserve for those estimates of liabilities.

Worldspan, L.P. Agreement - In October 2001, the Company entered into a long-term worldwide technology agreement with Worldspan, L.P., pursuant to which Worldspan, L.P. acts as the Company’s preferred global distribution system and provides it with product development resources.  The current agreement, as amended, expires on December 31, 2007, and requires the Company to use Worldspan, L.P. for certain of its travel bookings.  In return, the Company earns a fee for such bookings.

Employment Contracts - The Company has employment agreements with certain members of senior management that provide for minimum annual compensation of approximately $3.8 million in the aggregate. In some instances, the agreements provide for periods of employment of up to three years. Generally, the agreements provide for aggregated salary payments of up to approximately $4.0 million, accelerated vesting of stock options upon, among other things, death or a termination other than for “cause” or “good reason”, as those terms are defined in the agreements, and a gross-up for the payment of parachute excise taxes.

Operating Leases - The Company leases certain facilities and equipment through operating leases. Rental expense for operating leases was approximately $2.2 million, $2.5 million and $2.4 million for the years ended December 31, 2003, 2002 and 2001, respectively. The Company’s executive, administrative, operating offices and network operations center are located in approximately 92,000 square feet of leased office space located in Norwalk, Connecticut.  Minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year are as follows (in thousands):

Years ended December 31,
2004	2005	2006	2007	2008	After 2008	Total
$2,519	$2,477	$2,462	$2,373	$2,602	$5,736	$18,169

18.                                 BENEFIT PLAN

Priceline.com adopted a defined contribution 401(k) savings plan (the “Plan”) during 1998 covering all employees who are at least 21 years old and have completed 6 months of service. The Plan allows eligible employees to contribute up to 20% of their eligible earnings, subject to a statutorily prescribed annual limit.  The Company may make matching contributions on a discretionary basis to the Plan. All participants are fully vested in their contributions and investment earnings. During the three years ended December 31, 2003, the Company did not make any matching contributions to the Plan.

19.                                 OTHER RELATED PARTY TRANSACTIONS

In October 2003, the Company restructured its relationship with Hutchison-Priceline Limited (“Hutchison-Priceline”), a subsidiary of Hutchison Whampoa Limited (“Hutchison”) whereby, among other things, the amount of shares Hutchison-Priceline is authorized to issue was increased, and the par value of Hutchison-Priceline common shares was decreased.  Pursuant to the restructuring agreement, the Company and Hutchison converted their outstanding convertible notes into shares of Hutchison-Priceline, and Hutchison purchased shares and was granted the right to purchase additional shares in Hutchison-Priceline until March 2004.  After the restructuring, the Company and Hutchison own approximately 15% and 85%, respectively, of the outstanding equity securities of Hutchison-Priceline.  Under the new agreements, the Company continues to license its business model to Hutchison-Priceline.  Hutchison and Cheung Kong (Holdings) Limited, a company affiliated with Hutchison, own approximately 34% of the

Company’s outstanding common stock and hold three seats on its board of directors.  The Company holds one seat on Hutchison-Priceline’s board of directors.

20.                                 SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following table sets forth certain key interim financial information for the years ended December 31, 2003 and 2002:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2003:
Total revenues	$200,487	$239,566	$243,441	$180,167
Gross profit	$32,987	$40,494	$40,648	$31,816
Net (loss) income	$(7,731)	$7,689	$9,730	$2,228
Preferred stock dividend	(297)	—	(1,194)	—
Net (loss) income applicable to common stockholders	$(8,028)	$7,689	$8,536	$2,228
Net (loss) income applicable to common stockholders per basic common share	$(0.21)	$0.20	$0.22	$0.06
Net (loss) income applicable to common stockholders per diluted common share	$(0.21)	$0.20	$0.21	$0.06

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2002:
Total revenues	$261,885	$304,456	$239,964	$197,301
Gross profit	$41,993	$48,148	$37,741	$30,484
Net income (loss)	$5,741	$6,309	$(23,823)	$(7,411)
Preferred stock dividend	(1,854)	—	(490)	—
Net income (loss) applicable to common stockholders	$3,887	$6,309	$(24,313)	$(7,411)
Net income (loss) applicable to common stockholders per basic common share	$0.10	$0.16	$(0.64)	$(0.20)
Net income (loss) applicable to common stockholders per diluted common share	$0.10	$0.16	$(0.64)	$(0.20)

INDEX TO EXHIBITS

Exhibit Number	Description

2.1(a)	Agreement of Merger, dated as of July 31, 1998, between priceline.com LLC and the Registrant.
2.2(a)	Agreement of Merger, dated as of July 31, 1998, between Priceline Travel, Inc. and the Registrant.
3.1(a)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(b)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant
3.3(a)	By-Laws of the Registrant.
4.1	Reference is hereby made to Exhibits 3.1, 3.2 and 3.3.
4.2(a)	Specimen Certificate for Registrant’s Common Stock.
4.3(a)	Amended and Restated Registration Rights Agreement, dated as of December 8, 1998, among the Registrant and certain stockholders of the Registrant.
4.4(b)	Registration Rights Agreement, dated as of August 1, 2003, among the Registrant and the initial purchasers named therein.
4.5(b)	Indenture, dated as of August 1, 2003, between the Registrant and American Stock Transfer & Trust Company, as Trustee (including the form of note contained therein).
4.6(b)	Supplemental Indenture, dated as of October 22, 2003, between the Registrant and American Stock Transfer & Trust Company, as Trustee.
10.1.1(a)	1997 Omnibus Plan of the Registrant.
10.1.2(a)	1999 Omnibus Plan of the Registrant.
10.2(a)	Stock Purchase Agreement, dated July 31, 1998, among the Registrant and the investors named therein, as amended.
10.3(a)	Stock Purchase Agreement, dated as of December 8, 1998, among the Registrant and the investors named therein, as amended.
10.4	Reference is hereby made to Exhibit 4.3.
10.5(a)	Purchase and Intercompany Services Agreement, dated April 6, 1998, among the Registrant, Walker Asset Management Limited Partnership, Walker Digital Corporation and Priceline Travel, Inc.
10.6.1(a)	Employment Agreement, dated as of January 1, 1998, between Jay S. Walker, Walker Digital Corporation, the Registrant and Jesse M. Fink.
10.6.2(a)	Amendment No. 1 to Employment Agreement, dated November 16, 1998 between the Registrant and Jesse M. Fink.
10.7.1(a)	Employment Agreement, dated as of July 23, 1998, between the Registrant and Timothy G. Brier.
10.7.2(a)	Amendment No. 1 to Employment Agreement, dated November 16, 1998, between the Registrant and Timothy G. Brier.
10.8(a)	Amended and Restated Employment Agreement, dated as of August 15, 1998, by and between the Registrant and Richard S. Braddock.
10.9(a)	Airline Participation Agreement, dated April 1998, by and among the Registrant, Priceline Travel, Inc. and Trans World Airlines, Inc.
10.10(a)+	Airline Participation Agreement, dated October 2, 1998, by and among the Registrant, Priceline Travel, Inc. and Northwest Airlines, Inc.
10.11.1(a)+	General Agreement, dated August 31, 1998, by and among the Registrant, Priceline Travel, Inc. and Delta Air Lines, Inc.
10.11.2(a)+	Airline Participation Agreement, dated August 31, 1998, by and among the Registrant, Priceline Travel, Inc. and Delta Air Lines, Inc.
10.11.3(a)+	Amendment to the Airline Participation Agreement and the General Agreement, dated December 31, 1998, between and among the Registrant, Priceline Travel, Inc. and Delta Air Lines, Inc.
10.11.4(c)	Letter Agreement, dated July 16, 1999, between the Registrant and Delta Air Lines, Inc.
10.11.5(e)	Master Agreement, dated November 17, 1999, between the Registrant and Delta Air Lines, Inc.
10.11.6(e)	Amendment to the Airline Participation Agreement and the General Agreement, dated November 17, 1999, by and among the Registrant, Priceline Travel, Inc. and Delta Air Lines, Inc.
10.11.7+	Participation Warrant Agreement, dated as of November 17, 1999, between the Registrant and Delta Air Lines, Inc.

10.12(a)+	Airline Participation Agreement, dated December 31, 1998, by and among the Registrant, Priceline Travel, Inc. and America West Airlines.
10.13(a)+	Internet Marketing and Licensing Agreement, as of August 1, 1998, between the Registrant and LendingTree, Inc.
10.14(a)	Systems Access Agreement, dated as of August 4, 1997, between the Registrant and WORLDPAN, L.P.
10.15(a)	Master Agreement for Outsourcing Call Center Support, dated as of April 6, 1998, between the Registrant and CALLTECH Communications, Incorporated.
10.16(a)	Form of Participation Warrant Agreement.
10.17.1(a)+	Participation Warrant Agreement, dated as of December 31, 1998.
10.17.2(a)+	Amendment No. 1, dated as of February 4, 1999, to Warrant Participation Agreement, dated as of December 31, 1998.
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

10.22.1(e)	Securityholders’ Agreement, dated as of October 26, 1999, among the Registrant, Priceline WebHouse Club, Inc., Walker Digital, LLC and the Investors signatory thereto.
10.22.2+	Intellectual Property License Agreement, dated as of October 26, 1999, between the Registrant and Priceline WebHouse Club, Inc.
10.22.3+	Marketing and Technical Services Agreement, dated as of October 26, 1999, between the Registrant and Priceline WebHouse Club, Inc.
10.22.4+	Warrant Agreement, dated as of October 26, 1999, between the Registrant and Priceline WebHouse Club, Inc.
10.22.5+	Services Agreement, dated as of October 26, 1999, between the Registrant and Priceline WebHouse Club, Inc.
10.23.1+	Airline Participation Agreement, dated as of November 15, 1999, by and between the Registrant and United Air Lines, Inc.
10.23.2+	Participation Warrant Agreement, dated as of November 15, 1999, by and between the Registrant and United Air Lines, Inc.
10.24.1+	Airline Participation Agreement, dated as of November 17, 1999, by and between the Registrant and US Airways, Inc.
10.24.2+	Participation Warrant Agreement, dated as of November 17, 1999, by and between the Registrant and US Airways, Inc.
10.25.1+	Airline Participation Agreement, dated as of November 17, 1999, by and between the Registrant and American Airlines, Inc.
10.25.2+	Participation Warrant Agreement, dated as of November 17, 1999, by and between the Registrant and American Airlines, Inc.
10.26+	Participation Warrant Agreement, dated as of November 17, 1999, by and between the Registrant and Trans World Airlines, Inc.
10.27+	Participation Warrant Agreement, dated as of November 17, 1999, by and between the Registrant and Northwest Airlines, Inc.
10.28+	Participation Warrant Agreement, dated as of November 17, 1999, by and between the Registrant and America West Airlines
10.29(e)	Continuing Employment Agreement, dated as of December 16, 1999, between the Registrant and Melissa M. Taub.
10.30(f)	Employment Agreement, dated December 3, 1999, between the Registrant and Michael McCadden.
10.31(f)	Employment Agreement, dated December 30, 1999 between the Registrant and Jeffery H. Boyd.
10.32(f)	Employment Agreement, dated February 18, 2000, between the Registrant and Heidi G. Miller.
10.33(f)	Promissory Note, dated February 10, 2000 between Jeffery H. Boyd and the Registrant.

10.34(f)	Amendment to Promissory Note, dated March 28, 2000, between Jeffery H. Boyd and the Registrant.
10.35(f)	Promissory Note, dated March 7, 2000, between Heidi G. Miller and the Registrant.
10.36(f)	Stock Option Agreement, dated February 18, 2000, by and between the Registrant and Heidi G. Miller.
10.37(f)	Amendment to Promissory Note, dated March 28, 2000, between Daniel H. Schulman and the Registrant.
10.38(f)	Amendment Number One to the Priceline.com Incorporated 1999 Omnibus Plan.
10.39(f)+	Formation and Funding Agreement, dated as of March 17, 2000, by and between the Registrant and Alliance Partners, L.P.
10.40(g)	Certificate of Designation, Preferences and Rights of Series A Convertible Redeemable PIK Preferred Stock of priceline.com Incorporated.
10.41(g)	priceline.com Incorporated 1999 Omnibus Plan, as amended.
10.42(g)	Amended and Restated Promissory Note, dated May 18, 2000, between priceline.com Incorporated and Daniel H. Schulman.
10.43(g)	Amendment to Employment Agreement, dated June 12, 2000, between priceline.com Incorporated and Richard Braddock
10.44(g)	Lease, dated as of May 1, 2000, between the parties listed therein, as Landlord and priceline.com Incorporated, as Tenant.
10.45(g)	Convertible Note, dated June 27, 2000, between Hutchison-Priceline Limited, as obligor, and PCLN Asia, Inc., as holder.
10.46(h)	Amended and Restated Promissory Note, dated August 21, 2000, between priceline.com Incorporated and Heidi Miller.
10.47(h)	Amendment Employment Agreement, dated August 21, 2000, between priceline.com Incorporated and Heidi Miller.
10.48(h)	Second Amended and Restate Promissory Note, dated August 21, 2000, between priceline.com Incorporated and Jeffery H. Boyd.
10.49(h)	Amendment to Offer Letter, dated August 21, 2000, between priceline.com Incorporated and Jeffery H. Boyd.
10.50(h)	Second Amended and Restated Promissory Note, dated August 21, 2000, between priceline.com Incorporated and Daniel H. Schulman.
10.51(h)	Amendment to Employment Agreement, dated August 21, 2000, between priceline.com Incorporated and Daniel H. Schulman.
10.52(i)	Certificate of Designation, Preferences and Rights of Series B Redeemable Preferred Stock of priceline.com Incorporated.
10.53(i)	Warrant Agreement, dated February 6, 2001, by and between priceline.com Incorporated and Delta Air Lines, Inc.
10.54(i)	Stockholder Agreement, dated February 6, 2001, between priceline.com Incorporated and Delta Air Lines, Inc.
10.55(i)	Priceline.com 2000 Employee Stock Option Plan.
10.56(j)	Employment Agreement, dated November 20, 2000, between priceline.com Incorporated and Robert Mylod.
10.57(k)	Stock Purchase Agreement, dated as of February 15, 2001, among priceline.com Incorporated, Prime Pro Group Limited and Forthcoming Era Limited.
10.58(k)	Registration Rights Agreement, dated as of February 15, 2001, among priceline.com Incorporated, Prime Pro Group Limited and Forthcoming Era Limited.
10.59(l)	Amended and Restated Employment Agreement, dated December 20, 2000, by and between priceline.com Incorporated and Daniel H. Schulman.

10.60(l)	Promissory Note, dated July 2, 1999, by and between priceline.com Incorporated and Daniel H. Schulman

10.61(l)	Amended and Restated Employment Agreement, dated November 20, 2000, by and between priceline.com Incorporated and Jeffery H. Boyd.
10.62(l)	Stock Option and Restricted Stock Agreement, dated November 20, 2000, by and between priceline.com Incorporated and Robert Mylod.
10.63(l)	Employment Agreement, dated November 20, 2000, by and between priceline.com Incorporated and W. Michael McCadden.
10.64(l)	Employment Agreement, dated December 20, 2000, by and between priceline.com Incorporated and Ronald Rose.
10.65(l)	Amended Participation Warrant Agreement, dated November 2, 2000, by and between priceline.com Incorporated and Delta Air Lines, Inc.
10.66(m)	Employment Letter, dated February 9, 2001, by and between priceline.com Incorporated and Peter J. Millones

10.67(n)	Stockholders’ Agreement by and among priceline.com Incorporated, Prime Pro Group Limited, Forthcoming Era Limited, Potton Resources Limited and Ultimate Pioneer Limited, dated as of June 5, 2001.
10.68(o)	Priceline.com 1999 Omnibus Plan, as amended.
10.69(p)	Amendment to Employment Agreement, dated June 15, 2001, by and between priceline.com and Robert Mylod.

10.70(q)	Amendment to Amended & Restated Employment Agreement, dated December 10, 2001 by and between priceline.com Incorporated and Jeffery Boyd.
10.71(q)	Subscriber Entity Agreement, dated October 1, 2001, by and between Worldspan, L.P. and priceline.com Incorporated.
10.72(q)	Amendment to the Worldspan, L.P. Subscriber Agreement, dated October 1, 2001, by and between Worldspan, L.P. and priceline.com Incorporated.
10.73(q)	Employment Letter Agreement, dated January 2, 2002, by and between priceline.com Incorporated and Brett Keller.
10.74(r)	Employment Agreement, dated August 22, 2002, by and between priceline.com Incorporated and Mitch Truwit.
10.75(s)	Warrant Agreement, dated March 17, 2003, by and between priceline.com Incorporated and Marriott International, Inc.
10.76(t)+	Second Amendment to the Worldspan Subscriber Entity Agreement, by and between priceline.com Incorporated and Worldspan, L.P.
10.77	Restructuring Agreement, dated as of October 3, 2003, between Hutchison-Priceline Limited, Trio Happiness Limited and PCLN Asia, Inc.
10.78	Amended and Restated Securityholders’ Agreement, dated as of October 3, 2003, among Hutchison-Priceline Limited, PCLN Asia, Inc. and Trio Happiness Limited.
10.79	Master Agreement, dated as of November 20, 2003 between Credit Suisse First Boston International and priceline.com Incorporated.
10.80	Schedule to the Master Agreement, dated as of November 20, 2003 between Credit Suisse First Boston International and priceline.com Incorporated.
10.81	Letter Agreement, dated November 26, 2003, between Credit Suisse First Boston International and priceline.com Incorporated.
14	Priceline.com Incorporated Code of Business Conduct and Ethics.
23.1	Consent of Deloitte & Touche LLP.
31.1	Certificate of Jeffery H. Boyd, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Robert J. Mylod, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(u)	Certification of Jeffery H. Boyd, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
32.2(u)	Certification of Robert J. Mylod, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

(a)                                  Previously filed as an exhibit to the Form S-1 (Registration No. 333-69657) filed in connection with priceline.com’s initial public offering and incorporated herein by reference.

(b)                                 Previously filed as an exhibit to the Form S-3 (Registration Statement No. 333-190029) filed in connection with priceline.com’s registration of 1.00% Convertible Senior Notes due 2010 and Shares of Common Stock Issuable Upon Conversion of the Notes.

(c)                                  Previously filed as an exhibit to the Form S-1 (Registration No. 333-83513) filed in connection with priceline.com’s secondary public offering and incorporated herein by reference.

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

(q)                                 Previously filed as an exhibit to the Form 10-K/A for the year ended December 31, 2001.

(r)                                    Previously filed as an exhibit to the Form 10-Q for the quarterly period ended September 30, 2002.

(s)                                  Previously filed as an exhibit to the Form 10-Q for the quarterly period ended March 31, 2003.

(t)                                    Previously filed as an exhibit to the Form 10-Q/A for the quarterly period ended June 30, 2003.

(u)                                 This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.

+                                         Certain portions of this document have been omitted pursuant to a confidential treatment request.