Form 10-K/A
period 2003-12-31
PRICELINE COM INC
filed 2004-03-30
CIK 1075531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This amendment to priceline.com Incorporated’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed by priceline.com on March 15, 2004, is being filed for the purpose of amending the information required by Part IV, Item 15 of Form 10-K.

Index

PART IV

Item 15.	Exhibits	3
Signatures		4

Part IV

Item 15.  Exhibits

(c)           Exhibits

Exhibit Number	Description

10.82	Priceline Mortgage Company, L.L.C. Financial Statements for the Years ended December 31, 2003 and 2002 and Independent Auditors’ Report
23.1	Consent of Deloitte & Touche LLP
31.1	Certificate of Jeffery H. Boyd, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Robert J. Mylod, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Jeffery H. Boyd, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
32.2	Certification of Robert J. Mylod, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

PRICELINE.COM INCORPORATED

By:	/s/ Jeffery H. Boyd
	Name:	Jeffery H. Boyd
	Title:	Chief Executive Officer
	Date:	March 30, 2004

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

Signature	Title	Date

	Chairman	March 30, 2004
Richard S. Braddock	and Director

/s/ Jeffery H. Boyd	President, Chief Executive Officer and	March 30, 2004
Jeffery H. Boyd	Director (Principal Executive Officer)

/s/ Thomas P. D’Angelo	Chief Accounting Officer and Controller	March 30, 2004
Thomas P. D’Angelo	(Principal Accounting Officer)

Signature	Title	Date

/s/ Robert J. Mylod Jr.	Chief Financial Officer	March 30, 2004
Robert J. Mylod Jr.	(Principal Financial Officer)

/s/ Ralph M. Bahna	Director	March 30, 2004
Ralph M. Bahna

/s/ Howard W. Barker, Jr.	Director	March 30, 2004
Howard W. Barker, Jr.

/s/ Jeffrey E. Epstein	Director	March 30, 2004
Jeffrey E. Epstein

/s/ Patricia L. Francy	Director	March 30, 2004
Patricia L. Francy

/s/ James M. Guyette	Director	March 30, 2004
James M. Guyette

	Director	March 30, 2004
Edmond Tak Cheun Ip

/s/ Dominic Kai Ming Lai	Director	March 30, 2004
Dominic Kai Ming Lai

/s/ Marshall Loeb	Director	March 30, 2004
Marshall Loeb

/s/ Nancy B. Peretsman	Director	March 30, 2004
Nancy B. Peretsman

/s/ Ian F. Wade	Director	March 30, 2004
Ian F. Wade