Form 10-Q
period 2004-03-31
PRICELINE COM INC
filed 2004-05-10
CIK 1075531

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.  YES ☒.  NO ☐.

Number of shares of Common Stock outstanding at May 3, 2004:

Common Stock, par value $0.008 per share	37,702,023
(Class)	(Number of Shares)

priceline.com Incorporated

Form 10-Q

For the Quarter Ended March 31, 2004

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Condensed Financial Statements

priceline.com Incorporated

CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share data)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$176,092	$93,732
Restricted cash	22,384	22,485
Short-term investments	79,576	151,736
Accounts receivable, net of allowance for doubtful accounts of $627 and $794, respectively	19,052	10,782
Prepaid expenses and other current assets	3,435	4,778
Total current assets	300,539	283,513
Property and equipment, net	15,692	16,524
Intangible assets, net	6,814	7,053
Goodwill	8,779	8,779
Other assets	21,385	21,915
Total assets	$353,209	$337,784

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$38,023	$25,061
Accrued expenses	18,118	21,031
Other current liabilities	3,127	3,522
Total current liabilities	59,268	49,614
Other long-term liabilities	435	1,069
Long-term debt	124,996	124,524
Total liabilities	184,699	175,207
Commitments and Contingencies (See Note 13)

Series B Mandatorily Redeemable Preferred Stock, $0.01 par value per share; 80,000 authorized shares; $1,000 liquidation value per share; 80,000 shares issued; 13,470 and 13,470 shares outstanding, respectively	13,470	13,470

Stockholders’ equity:
Common stock, $0.008 par value per share, authorized 1,000,000,000 shares, issued 40,192,563 and 40,103,374 shares, respectively	307	306
Treasury stock, 2,496,326 shares and 2,496,326 shares, respectively	(350,628)	(350,628)
Additional paid-in capital	2,056,942	2,055,607
Deferred compensation	(1,302)	(1,408)
Accumulated deficit	(1,551,113)	(1,555,444)
Accumulated other comprehensive income	834	674
Total stockholders’ equity	155,040	149,107
Total liabilities and stockholders’ equity	$353,209	$337,784

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2004	2003
Merchant revenues	$217,011	$198,608
Agency revenues	6,448	1,005
Other revenues	672	874
Total revenues	224,131	200,487
Cost of merchant revenues	180,757	167,500
Cost of agency revenues	—	—
Cost of other revenues	—	—
Total costs of revenues	180,757	167,500
Gross profit	43,374	32,987
Operating expenses:
Advertising	15,405	11,098
Sales and marketing	6,706	6,864
Personnel	8,235	7,512
General and administrative, including option payroll taxes of $40 and $0 for the three months ended March 31, 2004 and 2003	3,509	2,819
Information technology	2,514	2,367
Depreciation and amortization	2,220	3,912
Stock based compensation	106	—
Warrant costs	—	6,638
Total operating expenses	38,695	41,210
Operating income (loss)	4,679	(8,223)
Other income:
Interest income	1,110	515
Interest expense	(566)	(23)
Equity in loss of investees, net	(126)	—
Other	6	—
Total other income	424	492
Net income (loss)	5,103	(7,731)
Preferred stock dividend	(772)	(297)
Net income (loss) applicable to common stockholders	$4,331	$(8,028)
Net income (loss) applicable to common stockholders per basic common share	$0.12	$(0.21)
Weighted average number of basic common shares outstanding	37,588	37,477
Net income (loss) applicable to common stockholders per diluted common share	$0.11	$(0.21)
Weighted average number of diluted common shares outstanding	38,905	37,477

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2004

(unaudited)

(In thousands)

			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income			Deferred Compensation	Total
	Common Stock					Treasury Stock
	Shares	Amount				Shares	Amount

Balance, January 1, 2004	40,103	$306	$2,055,607	$(1,555,444)	$674	(2,496)	$(350,628)	$(1,408)	$149,107

Net income applicable to common stockholders	—	—	—	4,331	—	—	—	—	4,331

Unrealized gain on marketable securities	—	—	—	—	348	—	—	—	348

Currency translation adjustment	—	—	—	—	(188)	—	—	—	(188)
Comprehensive income									4,491

Amortization of deferred compensation	—	—	—	—	—	—	—	106	106

Issuance of preferred stock dividend	40	1	771	—	—	—	—	—	772

Exercise of options	49	0	564	—	—	—	—	—	564

Balance, March 31, 2004	40,192	$307	$2,056,942	$(1,551,113)	$834	(2,496)	$(350,628)	$(1,302)	$155,040

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2004	2003
OPERATING ACTIVITIES:
Net income (loss)	$5,103	$(7,731)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation	2,078	3,818
Amortization	142	94
Provision for uncollectible accounts, net	25	673
Warrant costs	—	6,638
Equity in loss of investees, net	126	—
Net gain on disposal of property and equipment	(6)	—
Compensation expense arising from restricted stock awards	106	—
Amortization of debt issuance costs	216	—
Changes in assets and liabilities:
Accounts receivable	(8,295)	(3,143)
Prepaid expenses and other current assets	1,343	105
Accounts payable and accrued expenses	9,492	(1,784)
Other	336	490
Net cash provided/(used in) by operating activities	10,666	(840)
INVESTING ACTIVITIES:
Additions to property and equipment	(1,247)	(484)
Proceeds from sales of fixed assets	7	—
Maturities of/(investment in) short-term investments/marketable securities, net	72,160	(6,040)
Return of restricted cash and bank certificate of deposit	101	1,223
Equity investment and other acquisitions	—	(8,653)
Net cash provided by/(used in) investing activities	71,021	(13,954)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrants	564	14
Additional debt issuance costs	(51)	—
Net cash provided by financing activities	513	14
Effect of exchange rate changes on cash and cash equivalents	160	158
Net increase (decrease) in cash and cash equivalents	82,360	(14,622)
Cash and cash equivalents, beginning of period	93,732	67,182
Cash and cash equivalents, end of period	$176,092	$52,560
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for interest	$39	$23

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated

Notes to Unaudited Consolidated Financial Statements

1.             BASIS OF PRESENTATION

Priceline.com Incorporated (“priceline.com” or the “Company”) is responsible for the consolidated financial statements included in this document.  The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operating results.  The Company prepared the consolidated financial statements following the requirements of the Securities and Exchange Commission for interim reporting.  As permitted under those rules, the Company condensed or omitted certain footnotes or other financial information that are normally required by GAAP for annual financial statements.  These statements should be read in combination with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, priceline.com Europe Holdings N. V.  All significant intercompany accounts and transactions have been eliminated. Investments in affiliates in which the Company does not have control, but has the ability to exercise significant influence, are accounted for by the equity method.

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

2.             STOCK BASED EMPLOYEE COMPENSATION

The following table summarizes relevant information as to reported results under the Company’s APB Opinion No. 25 method of accounting for stock options with supplemental information as if the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” had been applied (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2004	2003
Net income (loss) applicable to common stockholders, as reported	$4,331	$(8,028)
Add: Stock based compensation, as reported	106	—
Deduct: Total stock based compensation determined under fair value based method for all stock based compensation	(2,324)	(7,054)
Adjusted net income (loss), fair value method for all stock based compensation	$2,113	$(15,082)

Net income (loss) applicable to common stockholders per basic common share, as reported	$0.12	$(0.21)
Net income (loss) applicable to common stockholders per diluted common share, as reported	0.11	(0.21)
Basic income (loss) per share SFAS 123 adjusted	0.06	(0.40)
Diluted income (loss) per share SFAS 123 adjusted	$0.05	$(0.40)

The fair value of stock options granted was determined on the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

	For the Three Months Ended March 31,
	2004	2003
Risk-free interest rate	2.8%	2.2%
Expected lives	3 years	3 years
Volatility	95%	90%

3.             NET INCOME (LOSS) PER SHARE

The Company computes basic and diluted earnings per share in accordance with SFAS No. 128, “Earnings per Share.”  SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all potential dilutive common shares outstanding.

For purposes of calculating basic and dilutive earnings per share, we used the following weighted average shares outstanding (in thousands):

	For the Three Months Ended March 31,
	2004	2003(1)
Weighted average common shares
Basic	37,588	37,477
Diluted	38,905	37,477
Potential dilutive common shares	1,317	—
Anti-dilutive potential common shares	8,855	9,211

(1)           Since the Company incurred losses for the three months ended March 31, 2003, the inclusion of stock options and warrants in the calculation of weighted average common shares was anti-dilutive; and therefore there was no difference between basic and diluted earnings per share.

4.             RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities”. In December 2003, the FASB issued FIN No. 46 (Revised) (“FIN 46-R”) to address certain FIN 46 implementation issues. As the Company has no variable interest entities, the adoption of these pronouncements had no effect on the Company’s consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  The Company has limited involvement with derivative financial instruments and does not use them for trading or speculative purposes.  As of March 31, 2004, the Company’s only derivative financial instrument is an interest rate hedge agreement in relation to $45 million of the outstanding borrowings of the Convertible Senior Notes.  The adoption of SFAS No. 149 on July 1, 2003, as required, had no impact on the Company’s consolidated financial statements.

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

5.             RESTRUCTURING

At March 31, 2004, the restructuring liability consisted of estimated remaining severance, real estate costs and professional fees related to the Company’s 2000 and 2002 restructuring plan.  A rollforward of the Company’s restructuring obligation is as follows (in thousands):

Accrued at January 1, 2004	$1,555

Currency translation adjustment	11

Disbursed during 2004	(254)

Accrued at March 31, 2004	$1,312

At March 31, 2004:

Current portion	$913

Long-term portion	399

6.             SHORT-TERM INVESTMENTS

Short-term investments consist of investments with maturities exceeding three months.  The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standard (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. All marketable securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses included in “Accumulated Other Comprehensive Income” on the Consolidated Statement of Changes in Stockholders’ Equity.  The Company recorded an unrealized gain of $348,000 for the three months ended March 31, 2004.  The specific-identification method is used to determine the cost of all securities. The marketable securities are presented as current assets in the accompanying Consolidated Balance Sheets, as they are available to meet the short-term working capital needs of the Company.

The fair value of the investments is based on the quoted market price of the securities at the balance sheet dates. Investments are considered to be impaired when a decline in fair value is judged to be other than temporary. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.

The following table summarizes, by major security type, the Company’s marketable securities as of March 31, 2004 (in thousands):

	Cost	Gross Unrealized Gains (net)	Estimated Fair Value

Corporate Notes	$20,964	$61	$21,025
U.S. Government Agency-Securities	47,861	231	48,092
U.S. Government Agency – Discount Notes	2,770	1	2,771
Adjustable Rate Mortgages (ARM’s)	7,633	55	7,688

Total	$79,228	$348	$79,576

Contractual maturities of marketable securities classified as available-for-sale as of March 31, 2004 are as follows (in thousands):

	Cost	Estimated Fair Value

Due within one year	$20,804	$20,815
Due between one year and two years	58,424	58,761
Due after two years	—	—

Totals	$79,228	$79,576

No significant gains or losses were realized for the three months ended March 31, 2004 or 2003.

7.             INTANGIBLE ASSETS

The Company’s intangible assets consist of the following (in thousands):

		March 31, 2004			December 31, 2003
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Intangible assets with determinable lives:

Patents	3 years	$1,435	$(915)	$520	$1,435	$(896)	$539
Technology	3 years	1,200	(204)	996	1,200	(50)	1,150
Other	3-15 years	528	(193)	335	528	(224)	304
Sub total:		3,163	(1,312)	1,851	3,163	(1,170)	1,993

Domain names with indefinite lives		4,963	—	4,963	5,060	—	5,060

Total intangible assets:		$8,126)	$(1,312)	$6,814	$8,223	$(1,170)	$7,053

Intangible assets with determinable lives are amortized on a straight-line basis.  Intangible assets amortization expense was approximately $142,000 and $94,000 for the three months ended March 31, 2004 and 2003, respectively.

The annual estimated amortization expense for the amortizable acquired intangible assets for the next five years is as follows (in thousands):

2004	$411
2005	$527
2006	$440
2007	$47
2008	$47
Thereafter	$379
$1,851

8.             OTHER ASSETS

Other assets at March 31, 2004 and December 31, 2003 consist of the following (in thousands):

	March 31, 2004	December 31, 2003
Investment in pricelinemortgage	$9,614	$9,421
Investment in Travelweb LLC	7,614	7,933
Deferred debt issuance costs	3,757	3,921
Other	400	640
Total	$21,385	$21,915

Investment in pricelinemortgage represents the Company’s 49% equity investment in Priceline Mortgage Company, LLC dba pricelinemortgage and, accordingly, the Company recognizes its pro rata share of pricelinemortgage’s operating results, not to exceed an amount that the Company believes represents the investments’ estimated fair value.  The Company recognized approximately $193,000 of income from its investment in pricelinemortgage for the three months ended March 31, 2004.  The Company earned advertising fees from pricelinemortgage of approximately $58,000 and approximately $204,000 for the period ended March 31, 2004 and 2003, respectively.

In March 2003, Lowestfare.com, a wholly-owned subsidiary of the Company, invested approximately $8.7 million (including fees relating to the transaction) in Travelweb LLC.  Lowestfare.com’s investment represents approximately 14% of the outstanding equity of Travelweb LLC.  The investment is accounted for under the equity method of accounting.  Lowestfare.com has a seat on Travelweb LLC’s Board of Directors.  The Company recognized approximately $318,000 of net loss from its investment in Travelweb LLC for the period ended March 31, 2004.  The Company earned travel commissions from Travelweb LLC of approximately $51,000 for the period ended March 31, 2004.  See Note 15 to these Unaudited Consolidated Financial Statements.

The excess of the carrying value of the Company’s equity investments in Travelweb LLC and pricelinemortgage over its equity in the underlying net assets of the investees was approximately $7.7 million as of March 31, 2004.

Deferred debt issuance costs arose from the Company’s issuance of $125 million aggregate principal amount of 1% Convertible Senior Notes due August 1, 2010.  Deferred debt issuance costs of approximately $4.3 million, consisting primarily of underwriting commissions and professional service fees, are being amortized using the effective interest rate method over five years.

9.             CONVERTIBLE DEBT

In August 2003, the Company issued, in private placement, $125 million aggregate principal amount of Convertible Senior Notes due August 1, 2010, with an interest rate of 1%.  The Company used the net proceeds of the offering for general corporate purposes, strategic purposes and working capital requirements.  The notes are convertible, subject to certain conditions, into priceline.com’s common stock, par value $0.008 per share, at the option of the holder, at a conversion price of approximately $40.00 per share, subject to adjustment upon the occurrence of specified events.  Each $1,000 principal amount of notes will initially be convertible into 25 shares of the Company’s common stock if, on or prior to August 1, 2008, the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading days ending on the first day of a conversion period is more than 110% of the then current conversion price of the notes, or after August 1, 2008, if the closing price of the Company’s common stock is more than 110% of the then current conversion price of the notes.  The notes are also convertible in certain other circumstances set forth in the offering memorandum, such as a change in control of the Company.  In addition, the notes will be redeemable at the Company’s option beginning in 2008, and the holders may require the Company to repurchase the notes on August 1, 2008 or in certain other circumstances.  Interest on the notes is payable on February 1 and August 1 of each year.

In November 2003, the Company entered into an interest rate swap agreement whereby it swapped the fixed 1% interest on its Convertible Senior Notes due August 1, 2010 for a floating interest rate based on the 3-month U.S. Dollar LIBOR, minus the applicable margin of approximately 221 basis points, on $45 million notional value of debt.  This agreement expires August 1, 2010.  The Company designated this interest rate swap agreement as a fair value hedge.  The changes in the fair value of the interest rate swap agreement and the underlying debt are recorded as offsetting gains and losses in interest income and expense in the Consolidated Statement of Operations.  Hedge ineffectiveness of approximately $29,000 was recorded in interest income for the three months ended March 31, 2004.  The fair value (cost if terminated) of this swap as of March 31, 2004 was approximately $36,000 and has been recorded in other long-term liabilities and as an adjustment to the carrying value of debt.

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

As of March 31, 2004, there were approximately 2.5 million shares of the Company’s common stock held in treasury.

11.          REDEEMABLE PREFERRED STOCK

In accordance with the certificate of designations of the Company's Series B Redeemable Preferred Stock (the "Series B"), on February 6, 2004, the Company issued Delta Air Lines, Inc. a dividend on the Series B in the amount of 40,240 shares of the Company's common stock. As a result, the Company recorded a non-cash dividend of approximately $772,000 in the first quarter of 2004.

12.          MARRIOTT WARRANTS

In March 2003, in connection with the renewal of a marketing agreement with Marriott International, Inc., (“Marriott”) the Company issued Marriott 833,333 warrants to purchase shares of the Company’s common stock at an exercise price of $9.84 per share.  The warrants, which are not transferable, are fully vested, non-forfeitable, and will be exercisable no earlier than three years from the date of issuance (subject to certain limited exceptions in the event of a reorganization, recapitalization, merger or consolidation involving priceline.com).  In connection with the issuance of the warrants, the Company recorded a charge of approximately $6.6 million in the first quarter of 2003 determined by using an option pricing model.

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

In addition, on November 1, 2000 the Company was served with a complaint that purported to be a shareholder derivative action against its Board of Directors and certain of its current and former executive officers, as well as the Company (as a nominal defendant).  The complaint alleged breach of fiduciary duty and waste of corporate assets.  The action is captioned Mark Zimmerman v. Richard Braddock, J. Walker, D. Schulman, P. Allaire, R. Bahna, P. Blackney, W. Ford, M. Loeb, N. Nicholas, N. Peretsman, and priceline.com Incorporated, 18473-NC (Court of Chancery of Delaware, County of New Castle, State of Delaware).  On February 6, 2001, all defendants moved to dismiss the complaint for failure to make a demand upon the Board of Directors and failure to state a cause of action upon which relief can be granted.  Pursuant to a stipulation by the parties, an amended complaint was filed on June 21, 2001.  Defendants renewed their motion to dismiss on August 20, 2001, and plaintiff served his opposition to that motion on October 26, 2001.  Defendants filed their reply brief on January 7, 2002.  On December 20, 2002, the Court granted defendants’ motion without prejudice.  On April 25, 2003, a second amended complaint, adding H. Miller, was filed and a motion seeking leave of court to file the second amended complaint was filed on July 28, 2003.  That motion has been fully briefed.  The Court has yet to rule on the motion.  The Company intends to defend vigorously against this action.  The Company is unable to predict the outcome of the suit or reasonably estimate a range of possible loss, if any.

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

On November 7, 2003, the Company was served with a complaint that purported to be a shareholder derivative action against its Board of Directors and certain of its current and former executive officers, as well as the Company (as a nominal defendant).  The complaint alleged, among other things, breach of fiduciary duty, waste of corporate assets and misappropriation of corporate information.  The claims in the complaint appear to be substantially repetitive of the claims pending in the derivative action in Delaware described above.  The action is captioned Don Powell v. Richard S. Braddock, Jay S. Walker, Daniel H. Schulman, Paul A. Allaire, Ralph M. Bahna, Paul J. Blackney, William E. Ford, Marshall Loeb, N. J. Nicholas, Jr., Nancy B. Peretsman, and Heidi G. Miller and priceline.com Incorporated (Superior Court, Judicial District of Stamford/Norwalk, State of Connecticut).  On January 28, 2004, defendants Blackney, Nicholas, Peretsman and Loeb moved to dismiss the complaint for lack of personal jurisdiction.  On January 29, 2004, defendant Miller moved to dismiss the complaint for lack of personal jurisdiction and for insufficient service of process.  On February 27, 2004, defendants Braddock, Walker, Schulman, Allaire, Bahna, Blackney, Loeb, Nicholas, Peretsman, Miller and priceline.com moved to dismiss the complaint for lack of subject matter jurisdiction and defendants Braddock and Schulman also moved to dismiss the complaint for lack of personal jurisdiction and insufficient service of process.  The Company intends to defend vigorously against this action.  The Company is unable to predict the outcome of this suit or reasonably estimate a range of possible loss, if any.

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

From time to time, the Company has been and expects to continue to be subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of third party intellectual property rights by it.  Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources and could adversely affect the Company’s business, results of operations, financial condition and cash flows.

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

14.          TAXES

For the three months ended March 31, 2004 and 2003, the Company has recorded no provision for income taxes due to cumulative losses through 2002 and the availability of previously fully reserved net operating losses which have been utilized to offset the income tax provision.

15.          SUBSEQUENT EVENTS

In May 2004, Lowestfare.com, the Company’s wholly-owned subsidiary, acquired all of the equity interest in Travelweb LLC owned by Marriott, Hilton, Hyatt, Starwood Hotels and Pegasus Solutions, and entered into an agreement to acquire all of the equity interest held by InterContinental Hotels Group at a future date.  The purchase price for the interests acquired was $20.8 million.  Additionally, the Company could potentially pay an earn-out after 12 months of approximately 954,547 shares of the Company’s common stock to the selling hotel companies and Pegasus in the event certain performance goals are met. The acquisition increased Lowestfare.com’s total ownership of Travelweb to 85.7%, and upon acquisition of the remaining 14.3% outstanding equity interest held by InterContinental Hotels Group, Travelweb will become a wholly-owned subsidiary of Lowestfare.com.

Travelweb is a full-service automated hotel distribution network, which the Company intends to use to expand and grow its retail hotel business.

On May 4, 2004, the Company filed with the Securities and Exchange Commission a shelf registration statement covering up to $100 million of the Company’s common stock or debt securities issuable by the Company, and up to 10 million shares of the Company’s common stock held by Hutchison Whampoa Limited and Cheung Kong (Holdings) Limited.  Together, Hutchison and Cheung Kong own approximately 12.7 million shares of the Company’s common stock or approximately 34% of the Company’s outstanding shares.

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

Overview

General.  We are a leading online travel company that offers our customers a broad range of travel products, including airline tickets, hotel rooms, car rentals, vacation packages and cruises.  Our unique Name Your Own Price® system – which allows our customers to make offers for travel products at prices they set – enables our customers to use the Internet to save money on travel products and services while enabling sellers, which include many of the major domestic airline, hotel and rental car companies, to generate incremental revenue.  In 2003, we complemented our Name Your Own Price® product offering by giving our customers the ability to purchase certain travel products in a more traditional, price-disclosed manner.  At present, we derive substantially all of our revenues from the following sources:

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

Trends.  Our overall financial prospects have been and continue to be significantly dependent upon our sale of leisure airline tickets and, as a result, the health of our business has been directly related to the health of the airline industry.  While the domestic airline industry has experienced significant revenue declines since September of 2001, the online travel sector, overall, continues to grow, and we believe the opportunity exists for us to broaden our participation in that growth.  Nonetheless, most domestic airlines, and many of our major suppliers, have experienced, and continue to experience, significant losses, which, in many cases, worsened as a result of the war in Iraq and the outbreak of Severe Acute Respiratory Syndrome, or SARS, in 2003.  In addition, these problems have been compounded by competition from low-cost carriers and uncertainty regarding our domestic economy.  As a result, since September of 2001, many of the major airlines have deeply discounted retail airline tickets to maintain market share.  These actions have had, and continue to have, a detrimental effect on our Name Your Own Price® airline ticket business, which represents a significant portion of our total airline ticket revenues.  Deep retail discounting by the airlines negatively affects demand for our Name Your Own Price® airline ticket product because it hurts our value proposition and makes users less willing to accept the trade-offs associated with our product.  In addition, decreased airline capacity hurts our business by reducing the levels of inventory available to us and increasing our cost of inventory.  Customer offer prices have not kept pace with the increase in our cost of inventory and are, therefore, lower in proportion to our average cost of supply, which has, for the better part of the last two years, materially and negatively affected the number of Name Your Own Price® tickets we sell.

In an effort to counter some of the trends described above, we have taken a number of initiatives to diversify our product offerings to lessen our reliance on the sale of Name Your Own Price® airline tickets.  For example, we have taken and expect to continue to take steps to diversify our revenue among non-opaque products, such as retail travel products, which we believe have helped broaden our customer appeal.  To this end, in the fourth quarter of 2003, we began offering customers the ability to purchase airline tickets at disclosed, retail prices.  Our intent is to provide customers maximum flexibility by allowing them to select a retail itinerary or to make use of the Name Your Own Price® product.

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

In addition, over the past two years, we have invested in and focused our marketing efforts on our non-airline travel products, including, in particular, our hotel business.  To this end, in May 2004, our wholly-owned subsidiary, Lowestfare.com Incorporated, acquired all of the equity interest in Travelweb LLC owned by Marriott, Hilton, Hyatt, Starwood Hotels and Pegasus Solutions, and entered into an agreement to acquire all of the equity interest held by InterContinental Hotels Group at a future date, upon which Travelweb will become a wholly-owned subsidiary of Lowestfare.com.  Travelweb LLC is a full-service automated hotel distribution network, which we intend to use to expand and grow our retail hotel business.  We also intend to continue to develop our other non-air business, in particular our rental car and vacation package businesses, for which demand remains relatively strong, and continue to evaluate and implement ways to improve the number of airline tickets we sell.

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

We believe that our success will depend in large part on our ability to maintain profitability, primarily from our leisure travel business, to continue to promote the priceline.com brand and, over time, to offer other travel products and services on our website. We intend to continue to invest in marketing and promotion, technology and personnel within parameters consistent with attempts to improve operating results. Our goal is to improve volume and sustain gross margins in an effort to maintain profitability. The uncertain environment described above makes the prediction of future results of operations difficult, and accordingly, we cannot provide assurance that we will sustain revenue growth and profitability.

Financial Presentation

Starting with the fourth quarter 2003, we began reporting our metrics in a new format that provides greater visibility into the operations of our retail businesses.  We now combine merchant and agency unit bookings (which are explained in detail in the lead-in to "Results of Operations," below) for air, hotel and rental car services.  The format change reflects the increased importance of agency unit sales to our operating results and gives a better view into the full scale of our operating activities.  In connection with this change in format, we stopped presenting “bind rate” and other related customer metrics since we believe such data, which reflects sales of opaque products only, no longer presents a complete view of our financial results or business trends.

Recent Developments

In May 2004, Lowestfare.com, our wholly-owned subsidiary, acquired all of the equity interest in Travelweb LLC owned by Marriott, Hilton, Hyatt, Starwood Hotels and Pegasus Solutions, and entered into an agreement to acquire all of the equity interest held by InterContinental Hotels Group at a future date.  The purchase price for the interests acquired was $20.8 million; in addition, we will potentially pay an earn-out after 12 months of approximately 954,547 shares of our common stock to the selling hotel companies and Pegasus in the event certain performance goals are met. The acquisition increased Lowestfare.com’s total ownership of Travelweb to 85.7%, and upon acquisition of the remaining 14.3% outstanding equity interest held by InterContinental Hotels Group, Travelweb will become a wholly-owned subsidiary of Lowestfare.com.  Travelweb is a full-service automated hotel distribution network, which we intend to use to expand and grow our retail hotel business.

On May 4, 2004, we filed with the Securities and Exchange Commission a shelf registration statement covering up to $100 million of our common stock or debt securities issuable by us, and up to 10 million shares of the our common stock held by Hutchison Whampoa Limited and Cheung Kong (Holdings) Limited.  Together, Hutchison and Cheung Kong own approximately 12.7 million shares of our common stock or approximately 34% of the Company’s outstanding shares.

Recent Accounting Pronouncements

See Note 4 to our Unaudited Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

Results of Operations

Three Months Ended March 31, 2004 compared to the Three Months Ended March 31, 2003

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

During the three month ended March 31, 2004, we experienced an increase in total revenue over the corresponding period in 2003 of approximately $23.6 million primarily due to the improved performance of our hotel, rental car and vacation package products. Additionally, we have experienced a shift in our airline ticket business mix from a primarily merchant opaque model to include a growing number of retail, price disclosed tickets.

Because merchant tickets are reported gross and retail tickets are recorded on a net basis, airline ticket revenue increases and decreases are impacted by changes in merchant and retail sales mix and gross profit has become an important measure of evaluating growth in our business.

The number of airline tickets, hotel room nights and rental car days sold were as follows:

Three Months Ended	Airline Tickets	Hotel Room Nights	Rental Car Days

March 31, 2004	620,000	1.7 million	1.2 million

March 31, 2003	483,000	1.2 million	663,000

Revenues

	Three Months Ended March 31,		% Change
	($000)
	2004	2003
Merchant Revenues	$217,011	$198,608	9.3%
Agency Revenues	6,448	1,005	541.6%
Other Revenues	672	874	(23.1)%
Total Revenues	$224,131	$200,487	11.8%

Merchant Revenues

Merchant revenues for the three months ended March 31, 2004 and 2003, consisted primarily of:  (1) transaction revenues representing the selling price of Name Your Own Price® airline tickets, hotel rooms and rental cars; (2) customer processing fees charged in connection with the sale of Name Your Own Price® airline tickets, hotel rooms and rental cars and (3) ancillary fees, including Worldspan, L.P. reservation booking fees for merchant transactions only.

The approximately $18.4 million increase in merchant revenue for the three months ended March 31, 2004 compared to the same period in 2003 was primarily attributable to the improved performance of our Name Your Own Price® hotel, vacation package and rental car products.  We believe that the increase in hotel room nights sold during the three months ended March 31, 2004 compared to the same period in 2003 was principally driven by our continued marketing emphasis on our hotel business over the course of the last 18 months, the competitive room inventory and pricing we receive from our hotel partners and the growth of our vacation package business.  We believe the increase in rental car days sold during the three months ended March 31, 2004 compared to the same period in 2003 was primarily driven by, among other things, an increase in visits to our website as a result of our advertising (including increased visits created by links on rentalcars.com and breezenet.com, which we acquired in 2003) and improvement in our rental car inventory and pricing.

Merchant airline revenue, and the number of merchant airline tickets sold, in the first quarter 2004 decreased over the same period in 2003.  We believe that the decrease in the number of merchant airline tickets sold – and the corresponding effect that decrease had on our overall merchant revenues during the three months ended March 31, 2004 – continued to be due primarily to low retail airline ticket prices and the availability of retail tickets on our website.  In particular, we believe that lower retail pricing causes customers who might normally be willing to make the trade-offs associated with our Name Your Own Price® airline product in exchange for savings off of higher retail rates to purchase travel products at the lower retail rates or from “low-cost” carriers without having to make any trade-offs.

Agency Revenues

Agency revenues for the three months ended March 31, 2004 and 2003 consisted primarily of: (1) processing fees and third-party supplier commissions related to the sale of travel products including the sale of price disclosed airline tickets, cruises and other travel services; and (2) ancillary fees, including GDS reservation booking fees related to price-disclosed transactions.  Agency revenues for the three months ended March 31, 2004 increased approximately 542% from the same period a year ago, primarily as a result of our increased focus on the retail airline ticket business, driven primarily by a new advertising campaign focused on our retail airline ticket product, and rental car business, including the aforementioned acquisitions, and the resulting increase in travel commissions and processing fees earned.

Other Revenues

Other revenues during the three months ended March 31 2004 and 2003 consisted primarily of: (1) advertising revenues; and (2) fees for referring customers to pricelinemortgage for home financing services.

Other revenues for the three months ended March 31, 2004 decreased approximately 23% for the three months ended March 31, 2003, primarily as a result of reduced fees earned from our home financing service.

Cost of Revenues and Gross Profit

	Three Months Ended March 31,		% Change
	($000)
	2004	2003
Cost of Merchant Revenues	$180,757	$167,500	7.9%
% of Merchant Revenues	83.3%	84.3%
Cost of Agency Revenues	$—	$—	—
% of Agency Revenues	0.0%	0.0%
Cost of Other Revenues	$—	$—	—
% of Other Revenues	0.0%	0.0%
Total Cost of Revenues	$180,757	$167,500	7.9%
% of Revenues	80.6%	83.5%

Cost of Revenues

During the three months ended March 31, 2004, cost of revenues increased by approximately $13 million, over the same period last year, due primarily to increases in hotel, vacation package and rental car unit sales.  Cost of revenues grew at a slower rate than revenues due to a change in business mix from primarily merchant transactions, whose revenues are recorded gross with a corresponding cost of revenue, to include a far greater amount of agency revenues, recorded net with no corresponding cost of revenues.

Cost of Merchant Revenues

For the three months ended March 31, 2004 and 2003, cost of merchant revenues consisted primarily of: (1) the cost of hotel rooms from our suppliers, net of hotel occupancy tax, (2) the cost of airline tickets from our suppliers, net of the federal air transportation tax, segment fees and passenger facility charges imposed in connection with the sale of airline tickets; and (3) the cost of rental cars from our suppliers, net of applicable taxes.  Cost of merchant revenues for the three months ended March 31, 2004, increased approximately 8%, due to an increase in sales of hotel room nights and rental car days, partially offset by a decrease in sales of merchant airline tickets and the recovery of certain items.

Cost of Agency Revenues

Agency revenues are recorded at their net amount, which are amounts received less amounts paid to suppliers, if any, and therefore, there are no costs of agency revenues.

Cost of Other Revenues

For the three months ended March 31, 2004 and 2003, there were no costs of other revenues.

Gross Profit

Total gross profit increased for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003, by $10.4 million primarily as a result of increased revenue from our hotel, rental car and vacation package products as well as increased sales of price disclosed products.  Total gross profit, expressed as a percentage of total revenue, increased during the period ended March 31, 2004 compared to the same period during 2003 as a result of an ongoing shift in our business mix from primarily merchant opaque transactions, reported on a gross basis, to include more retail agency transactions, recorded on a net basis.  Because merchant transactions are reported gross and retail transactions are recorded on a net basis, we believe that gross profit has become an increasingly important measure of evaluating growth in our business.

	Three Months Ended March 31,		% Change
	($000)
	2004	2003
Merchant Gross Profit	$36,254	$31,108	16.5%
Merchant Gross Margin	16.7%	15.7%
Agency Gross Profit	$6,448	$1,005	541.6%
Agency Gross Margin	100.0%	100.0%
Other Gross Profit	$672	$874	(23.1)%
Other Gross Margin	100.0%	100.0%
Total Gross Profit	$43,374	$32,987	31.5%
Total Gross Margin	19.4%	16.5%

Merchant Gross Profit

Merchant gross profit consists of merchant revenues less the cost of merchant revenues. For the three months ended March 31, 2004, merchant gross profit increased from the same period in 2003, primarily due to increased revenue from our hotel, vacation package and rental car products.  Our merchant gross margin in the three months ended March 31, 2004 increased over the same periods a year ago primarily as the result of a shift in mix of our products from the sale of airline tickets to higher margin products.

Agency Gross Profit

Agency gross profit consists of agency revenues, which is recorded net of agency costs, if any.  For the three months ended March 31, 2004, agency gross profit increased over the same period in 2003 due to an increase in the sale of disclosed price airline tickets, rental cars and related fees and commissions.

Other Gross Profit

During the three months ended March 31, 2004, other gross profit decreased from the same period last year primarily as a result of a reduction in fees earned from our home financing service.

Operating Expenses

Advertising

	Three Months Ended March 31,		% Change
	($000)
	2004	2003
Advertising	$15,405	$11,098	38.8%
% of Total Gross Profit	35.5%	33.6%

Advertising expenses consist primarily of: (1) television and radio advertising; (2) online and e-mail advertisements; and (3) agency fees, creative talent and production costs for television and radio commercials. For the three months ended March 31, 2004, advertising expenses increased over the same periods in 2003 primarily due to an increase in the frequency of television advertising associated with the launch of our new retail choice airline ticket product, continued advertising for our hotel product and additional online advertising.  We intend to continue to promote the priceline.com brand aggressively throughout the remainder of 2004.

Sales and Marketing

	Three Months Ended March 31,		% Change
	($000)
	2004	2003
Sales and Marketing	$6,706	$6,864	(2.3)%
% of Total Gross Profit	15.5%	20.8%

Sales and marketing expenses consist primarily of (1) credit card processing fees associated with merchant transactions; (2) fees paid to third-party service providers that operate our call centers; and (3) provisions for credit card charge-backs.  For the three months ended March 31, 2004, sales and marketing expenses decreased from the same periods in 2003 due to reductions in credit card charge backs partially offset by higher variable credit card processing fees.

Personnel

	Three Months Ended March 31,		% Change
	($000)
	2004	2003
Personnel	$8,235	$7,512	9.6%
% of Total Gross Profit	19.0%	22.8%

Personnel expenses consist primarily of compensation to our personnel, including salaries, bonuses, taxes and employee health benefits.  For the three months ended March 31, 2004, personnel expenses increased over the same periods in 2003, primarily due to an accrual for employee bonuses to be paid at the end of the year if we exceed budgeted goals established by our board of directors at the beginning of 2004.

General and Administrative

	Three Months Ended March 31,		% Change
	($000)
	2004	2003
General and Administrative	$3,509	$2,819	24.5%
Stock Based Compensation	106	—	—
Total	3,615	$2,819	28.2%
% of Total Gross Profit	8.3%	8.5%

General and administrative expenses consist primarily of: (1) business insurance; (2) occupancy expenses; (3) telecommunications costs; and (4) fees for outside professionals. General and administrative expenses increased during the three months ended March 31, 2004 compared with the same periods in 2003 as a result of an increase in professional fees, higher premiums on our Directors and Officers liability insurance policy, as well as an increase in stock based compensation.

Information Technology

	Three Months Ended March 31,		% Change
	($000)
	2004	2003
Information Technology	$2,514	$2,367	6.2%
% of Total Gross Profit	5.8%	7.2%

Information technology expenses consist primarily of: (1) system maintenance and software license fees; (2) data communications and other expenses associated with operating our Internet site; and (3) payments to outside contractors.  For the three months ended March 31, 2004, information technology expenses increased over the same period in 2003, primarily as a result of an increase in system maintenance fees.

Depreciation and Amortization

	Three Months Ended March 31,		% Change
	($000)
	2004	2003
Depreciation and Amortization	$2,220	$3,912	(43.3)%
% of Total Gross Profit	5.1%	11.9%

Depreciation and amortization expenses consist of:  (1) amortization of internally developed and purchased software, (2) depreciation of computer equipment, (3) depreciation of our leasehold improvements, office equipment and furniture and fixtures, and (4) amortization of our intangible assets with determinable lives.  For the three months ended March 31, 2004, depreciation and amortization expense decreased over the same periods in 2003, primarily as a result of a smaller depreciable asset base.

Warrant Charge

	Three Months Ended March 31,		% Change
	($000)
	2004	2003
Warrant charge	$0	$6,638	(100.0)%
% of Revenues	0.0%	20.1%

The warrant charge for the three months ended March 31, 2003, related to the issuance of warrants to purchase priceline.com common stock to Marriott International, Inc. during the first quarter 2003.

Interest

	Three Months Ended March 31,		% Change
	($000)
	2004	2003
Interest Income	$1,110	$515	115.5%
Interest Expense	(566)	(23)	(2360.9)%
Total	$544	$492

For the three months ended March 31, 2004, interest income on cash and marketable securities increased over the same period in 2003 due to higher cash and investment balances.  Interest income was also partially offset by interest expense, including amortization of debt issuance costs incurred in connection with the issuance of our $125 million aggregate principal amount Convertible Senior Notes issued in August 2003.  Interest on the notes is payable on February 1 and August 1 of each year.

Equity in Loss of Investees, net

	Three Months Ended March 31,		% Change
	($000)
	2004	2003
Equity in Loss of Investees, net	$(126)	$—

Equity in loss of investees, net for the three months ended March 31, 2004 of $126,000, represented our pro rata share of the net income of pricelinemortgage and our pro rata share of the net loss of Travelweb, LLC.  We believe that an increase in interest rates over the coming months could slow the recent "refinancing boom" and would have a negative impact on pricelinemortgage's results of operations.

Taxes

For the three months ended March 31, 2004 and 2003, we have recorded no provision for income taxes due to cumulative losses through 2002 and the availability of fully reserved net operating losses which have been utilized to offset the income tax provision.

Liquidity and Capital Resources

As of March 31, 2004, we had approximately $278.1 million in cash, cash equivalents, short-term investments and restricted cash. Approximately $22.4 million is restricted cash collateralizing letters of credit issued in favor of certain suppliers and landlords. Also included in restricted cash are amounts held by our credit card processor company. We generally invest excess cash to make such funds readily available for operating purposes.  Cash equivalents and short-term investments are primarily comprised of highly liquid, high quality, investment grade debt instruments.

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

Net cash provided by operating activities for the three months ended March 31, 2004 was approximately $10.7 million, resulting from net income of approximately $5.1 million, non-cash items not affecting first quarter cash flows of approximately $2.7 million, and approximately $2.9 million of changes in working capital.  The changes in working capital for the three months ended March 31, 2004, were primarily related to an approximately $8.3 million increase in accounts receivable, and an approximately $9.5 million increase in accounts payable and accrued expenses.  The increases in accounts receivable and accounts payable were primarily due to the increase in revenues and related cost of revenues attributable to an increase in hotel, vacation package and rental car transactions.  Non-cash items were primarily associated with the depreciation and amortization of property and equipment and intangible assets.  Net cash used in operating activities for the three months ended March 31, 2003, was approximately $840,000, resulting from our net loss of approximately $7.7 million that was offset by non-cash items not affecting first quarter cash flows of approximately $11.2 million, and changes in working capital of approximately $4.3 million.  Non-cash items were primarily associated with the Marriott warrant charge, and the depreciation and amortization of property and equipment and intangible assets.

Net cash provided by investing activities was approximately $71.0 million for the three months ended March 31, 2004, and net cash used in investing activities was approximately $14.0 million for the three months ended March 31, 2003.  Investing activities in the three months ended March 31, 2004 was affected by the maturities of short-term investments and marketable securities in the amount of approximately $72.2 million.  In both years, net cash provided by/used in investing activities was also affected by purchases of property and equipment.  During the three months ended March 31, 2003, Lowestfare.com, our wholly-owned subsidiary, invested approximately $8.7 million (including fees related to the transaction) in Travelweb LLC.  Cash flows used in investing activities in the three months ended March 31, 2003 also included the investment in short-term investments and marketable securities in the amount of approximately $6.0 million.

Net cash provided by financing activities was approximately $513,000 and approximately $14,000 for the three months ended March 31, 2004 and 2003, respectively.  In both periods, this was primarily due to the proceeds from the exercise of employee stock options.

We believe that our existing cash balances and liquid resources will be sufficient to fund our operating activities, capital expenditures and other obligations through at least the next twelve months. However, if during that period or thereafter, we are not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, we may be required to reduce our planned capital expenditures and scale back the scope of our business plan, either of which could have a material adverse effect on our projected financial condition or results of operations. If additional funds were raised through the issuance of equity securities, the percentage ownership of our then current stockholders would be diluted.  There are no assurances that we will generate sufficient cash flow from operations in the future, that revenue growth or sustained profitability will be realized or that future borrowings or equity sales will be available in amounts sufficient to make anticipated capital expenditures or finance our strategies.

Subsequent to March 31, 2004, we used $20.8 million of cash as part of the consideration in the acquisition of a majority of the outstanding equity interest in Travelweb LLC by Lowestfare.com Incorporated, our wholly-owned subsidiary.  See Note 15 to our Unaudited Consolidated Financial Statements.

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

Factors That May Affect Future Results

The following risk factors and other information included in this Quarterly Report should be carefully considered.  The risks and uncertainties described below are not the only ones we face.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.  If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

We have a history of incurring operating losses.

We had an accumulated deficit of approximately $1.6 billion at March 31, 2004.  A depressed retail environment for the sale of airline tickets and a general decline in leisure travel since the events of September 11, 2001, have had a negative impact on our business and results of operations.  If our gross profit does not grow as expected, we may incur future losses and may not sustain profitability in future years.

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

After the terrorist attacks of September 11, 2001, and, more recently, following the outbreak of war with Iraq, the major airlines grounded portions of their fleets, significantly reducing the number of available airline seats, and deeply discounted retail airline tickets to stimulate demand.  In addition, as low-cost carriers gain market share, network carriers have discounted retail tickets to maintain share.  These actions have had a detrimental effect on our business. Deep retail discounting by the airlines affects our demand by hurting the Name Your Own Price® value proposition and making users less willing to accept the trade-offs associated with our Name Your Own Price® leisure airline tickets. In addition, decreased airline capacity hurts our business by reducing the levels of inventory available to us and increasing our cost of inventory. Customer offer prices have not kept pace with the increase in our cost of inventory and are, therefore, lower in proportion to our average cost of supply.

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

During the three months ended March 31, 2004, sales of airline tickets from our five largest and two largest airline suppliers accounted for approximately 81% and 41% of total airline tickets sold, respectively. As a result, currently we are substantially dependent upon the continued participation of these airlines in priceline.com in order to maintain and continue to grow our total gross profit.

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

We are dependent on certain hotels.

Our financial prospects are significantly dependent upon our sale of hotel room nights.  During the three months ended March 31, 2004, sales of hotel room nights from our five largest hotel suppliers accounted for approximately 40% of total hotel room nights sold.  As a result, currently we are substantially dependent upon the continued participation of these hotels in priceline.com in order to maintain and continue to grow our total gross profit.

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

We are heavily dependent on our suppliers. One of our largest airline suppliers, United Airlines, is currently operating under the protection of federal bankruptcy laws, and certain other major suppliers, including U.S. Airways, have disclosed publicly the possibility of seeking the protection of the federal bankruptcy laws. If any of our suppliers currently in bankruptcy liquidates or does not emerge from bankruptcy and we are unable to replace such supplier as a participant in priceline.com, our business would be adversely affected. In addition, in the event that another of our major suppliers voluntarily or involuntarily declares bankruptcy and is subsequently unable to successfully emerge from bankruptcy, and we are unable to replace such supplier, our business would be adversely affected. Further, as discussed in “We are dependent on the airline industry and certain airlines”, because our Name Your Own Price® customers do not choose the airline, hotel or rental car company on which they are booked, the bankruptcy of a major supplier or even the possibility of a major supplier declaring bankruptcy, could discourage consumers from booking their travel products through us.  If any or all of such companies discontinue their business, and we are unable to find other suppliers, it would have a material adverse effect on our business, results of operations and financial condition.

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

•                  Companies that are owned in significant part by certain of our suppliers, such as Orbitz;

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

In July 2003, Worldspan was acquired by a corporation newly formed by Citigroup Venture Capital Equity Partners L.P. and Teachers’ Merchant Bank and recently filed a registration statement with the Securities and Exchange Commission in connection with a proposed initial public offering.  It is unclear what effect, if any, this change in control of Worldspan, L.P., or subsequent initial public offering, if successful, will have on our relationship with Worldspan, L.P. or our business, results of operations or financial condition.

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

Acquisitions could result in operating difficulties

As part of our business strategy, we acquired a substantial majority of Travelweb LLC in May 2004 and entered into an agreement to acquire all of the equity we do not currently own at a future time. We may enter into additional business combinations and acquisitions in the future.  Acquisitions may result in dilutive issuances of equity securities, use of our cash resources, incurrence of debt and amortization of expenses related to intangible assets. The acquisition Travelweb was accompanied by a number of risks, including:

•                  the difficulty of assimilating the operations and personnel of Travelweb, which are principally located in Dallas, Texas, with and into our operations, which are headquartered in Norwalk, Connecticut;

•                  the potential disruption of our ongoing business and distraction of management;

•                  the difficulty of incorporating acquired technology and rights into our products and unanticipated expenses related to such integration;

•                  the failure to further successfully develop acquired technology resulting in the impairment of amounts currently capitalized as intangible assets;

•                  the impairment of relationships with customers of Travelweb or our own customers as a result of any integration of operations;

•                  the impairment of relationships with employees of Travelweb or our own business as a result of any integration of new management personnel;

•                  the potential unknown liabilities associated with Travelweb.

We may experience similar risks in connection with any future acquisitions. We may not be successful in addressing these risks or any other problems encountered in connection with the acquisition of Travelweb or that we could encounter in future acquisitions, which would harm our business or cause us to fail to realize the anticipated benefits of our acquisitions.

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

Hutchison Whampoa Limited and its 49.97% shareholder, Cheung Kong (Holdings) Limited, collectively beneficially owned approximately 34% of our outstanding common stock as of March 31, 2004, based on public filings with the SEC. Together, Cheung Kong (Holdings) Limited and Hutchison Whampoa Limited have appointed three of the twelve members of our Board of Directors. As a result of their ownership and positions, Cheung Kong

(Holdings) Limited and Hutchison Whampoa Limited collectively are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of our company. In addition, both Cheung Kong (Holdings) Limited and Hutchison Whampoa Limited have registration rights with respect to their shares of priceline.com.  On May 4, 2004, we filed with the Securities and Exchange Commission a shelf registration statement covering, among other things, up to 10 million shares of our common stock held by Hutchison Whampoa Limited and Cheung Kong (Holdings) Limited.  There can be no assurance that Cheung Kong (Holdings) Limited, Hutchison Whampoa Limited, or both, will not dispose of all or substantially all of our common stock held by them at any time after the effectiveness of the shelf registration statement. Sales of significant amounts of shares held by Cheung Kong (Holdings) Limited or Hutchison Whampoa Limited, or the prospect of these sales, could adversely affect the market price of our common stock.

We rely on third-party systems.

We rely on certain third-party computer systems and third-party service providers, including the computerized central reservation systems of the airline, hotel and rental car industries to satisfy demand for airline tickets, hotel room and rental car reservations. In particular, our travel business is substantially dependent upon the computerized reservation system of Worldspan, L.P., the operator of a global distribution system for the travel industry. Any interruption in these third-party services systems, including Worldspan, L.P.’s system, or deterioration in their performance could prevent us from booking airline, hotel and rental car reservations and have a material adverse effect on our business. Our agreements with third-party service providers are terminable upon short notice and often do not provide recourse for service interruptions. In the event our arrangement with any of such third parties is terminated, we may not be able to find an alternative source of systems support on a timely basis or on commercially reasonable terms and, as a result, it could have a material adverse effect on our business, results of operations and financial condition.

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

Legal Proceedings

We are a party to the legal proceedings described in Note 13 to our Unaudited Consolidated Financial Statements.  The defense of the actions described in Note 13 may increase our expenses and an adverse outcome in any of such actions could have a material adverse effect on our business, results of operations and financial condition.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We manage our exposure to interest rate risk through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments. We use derivative financial instruments, including an interest rate hedge to manage market risks. Additional information regarding our interest rate hedge is contained within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates – Derivative Financial Instruments” in our December 31, 2003 Annual Report on Form 10-K.

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

We did not experience any material changes in interest rate exposures during the three months ended March 31, 2004.  Based upon economic conditions and leading market indicators at March 31, 2004, we do not foresee a significant adverse change in interest rates in the near future.

As of March 31, 2004, after adjusting for the effect of the interest rate swap agreement, we have fixed rate debt of approximately $125 million.  The fair value of our debt was $126.4 million as of March 31, 2004.

As of March 31, 2004, we held an interest rate swap agreement on $45 million notional value of our fixed rate debt.  The fair value (cost if terminated) of this swap as of March 31, 2004 was approximately $36,000.  A 10% adverse fluctuation in the 3-month LIBOR rate as of March 31, 2004, would not decrease the interest rate swap’s fair value by a significant amount.  Any increase or decrease in the fair value of the Company’s interest rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability, or cash flow.

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

Item 4.    Controls and Procedures

Prior to filing this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2004, our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic SEC reports.  It should be noted that the design of any system of controls is based in part upon certain assumptions, and there can be no assurance that any design will succeed in achieving its stated goals.

In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls to the date of their last evaluation.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

A description of material legal proceedings to which we are a party is contained in Note 13 to the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits

Exhibit Number	Description
12.1	Calculation of Ratio of Earnings to Fixed Charges and Preferred Dividends.
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                  Reports on Form 8-K

On February 11, 2004, we furnished a report on Form 8-K in connection with our fourth quarter and year ended December 31, 2003 earnings announcement.  On March 16, 2004, we furnished a report on Form 8-K in connection with the presentation materials to be presented at the CIBC 13th Annual Gaming, Lodging and Leisure Conference in New York, New York on March 16, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICELINE.COM INCORPORATED
(Registrant)

Date: May 10, 2004	By:	/s/ Robert J. Mylod, Jr.
		Name:	Robert J. Mylod, Jr.
		Title:	Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)