Form 10-Q
period 2004-06-30
PRICELINE COM INC
filed 2004-08-09
CIK 1075531

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. YES ☒  NO ☐.

Number of shares of Common Stock outstanding at August 6, 2004:

Common Stock, par value $0.008 per share	38,788,415
(Class)	(Number of Shares)

priceline.com Incorporated
Form 10-Q
For the Quarter Ended June 30, 2004

PART I—FINANCIAL INFORMATION

Item 1.   Consolidated Condensed Financial Statements

priceline.com Incorporated
CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$156,306	$93,732
Restricted cash	23,502	22,485
Short-term investments	206,360	151,736
Accounts receivable, net of allowance for doubtful accounts of $1,038 and $794, respectively	23,733	10,782
Prepaid expenses and other current assets	6,156	4,778
Total current assets	416,057	283,513
Property and equipment, net	15,474	16,524
Intangible assets, net	13,570	7,053
Goodwill	32,837	8,779
Other assets	16,674	21,915
Total assets	$494,612	$337,784
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,380	$25,061
Accrued expenses	22,414	21,031
Deferred merchant bookings	8,867	—
Other current liabilities	3,340	3,522
Total current liabilities	84,001	49,614
Other long-term liabilities	2,029	1,069
Minority interest	691	—
Long-term debt, net	223,348	124,524
Total liabilities	310,069	175,207
Commitments and Contingencies (See Note 16)
Series B Mandatorily Redeemable Preferred Stock, $0.01 par value per share; 80,000 authorized shares; $1,000 liquidation value per share; 80,000 shares issued; 13,470 and 13,470 shares outstanding, respectively	13,470	13,470
Stockholders’ equity:
Common stock, $0.008 par value per share, authorized 1,000,000,000 shares, issued 41,244,265 and 40,103,374 shares, respectively	315	306
Treasury stock, 2,496,326 shares and 2,496,326 shares, respectively	(350,628)	(350,628)
Additional paid-in capital	2,062,613	2,055,607
Deferred compensation	(1,516)	(1,408)
Accumulated deficit	(1,539,712)	(1,555,444)
Accumulated other comprehensive income	1	674
Total stockholders’ equity	171,073	149,107
Total liabilities and stockholders’ equity	$494,612	$337,784

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Merchant revenues	$249,860	$236,943	$466,871	$435,551
Agency revenues	8,747	1,476	15,195	2,481
Other revenues	782	1,147	1,454	2,021
Total revenues	259,389	239,566	483,520	440,053
Cost of merchant revenues	205,610	199,072	386,367	366,572
Cost of agency revenues	—	—	—	—
Cost of other revenues	—	—	—	—
Total costs of revenues	205,610	199,072	386,367	366,572
Gross profit	53,779	40,494	97,153	73,481
Operating expenses:
Advertising	16,366	10,774	31,771	21,872
Sales and marketing	9,096	7,790	15,802	14,653
Personnel	7,783	7,546	16,018	15,059
General and administrative, including option payroll taxes of $298 and $102 for the three months ended June 30, 2004 and 2003 and $338 and $102 for the six months ended June 30, 2004 and 2003, respectively	4,454	2,744	7,963	5,563
Information technology	2,455	2,604	4,969	4,971
Depreciation and amortization	2,565	2,787	4,785	6,699
Stock based compensation	112	70	218	70
Restructuring charge/(reversal)	(12)	—	(12)	—
Warrant costs	—	—	—	6,638
Total operating expenses	42,819	34,315	81,514	75,525
Operating income (loss)	10,960	6,179	15,639	(2,044)
Other income:
Interest income	1,029	427	2,139	942
Interest expense	(566)	(22)	(1,132)	(45)
Equity in income (loss) of investees, net	(35)	1,105	(161)	1,105
Other	13	—	19	—
Total other income	441	1,510	865	2,002
Net income (loss)	11,401	7,689	16,504	(42)
Preferred stock dividend	—	—	(772)	(297)
Net income (loss) applicable to common stockholders	$11,401	$7,689	$15,732	(339)
Net income (loss) applicable to common stockholders per basic common share	$0.30	$0.20	$0.42	$(0.01)
Weighted average number of basic common shares outstanding	38,076	37,635	37,822	37,556
Net income (loss) applicable to common stockholders per diluted common share	$0.29	$0.20	$0.41	$(0.01)
Weighted average number of diluted common shares outstanding	39,932	39,284	37,788	37,556

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2004
(unaudited)
(In thousands)

	Common Stock		Additional	Accumulated	Accumulated Other Comprehensive	Treasury Stock		Deferred
	Shares	Amount	Paid-in Capital	Deficit	Income	Shares	Amount	Compensation	Total
Balance, January 1, 2004	40,103	$306	$2,055,607	$(1,555,444)	$674	(2,496)	$(350,628)	$(1,408)	$149,107
Net income applicable to common stockholders	—	—	—	15,732	—	—	—	15,732
Unrealized (loss) on marketable securities	—	—	—	—	(728)	—	—	—	(728)
Currency translation adjustment	—	—	—	—	55	—	—	—	55
Comprehensive income	—	—	—	—	—	—	—	—	15,059
Issuance of common stock under deferred compensation plan	12	—	326	—	—	—	—	(326)	—
Amortization of deferred compensation	—	—	—	—	—	—	—	218	218
Issuance of preferred stock dividend	40	1	771	—	—	—	—	—	772
Exercise of options	1,089	8	5,909	—	—	—	—	—	5,917
Balance, June 30, 2004	41,244	$315	$2,062,613	$(1,539,712)	$1	(2,496)	$(350,628)	$(1,516)	$171,073

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Six Months Ended June 30,
	2004	2003
OPERATING ACTIVITIES:
Net income (loss)	$16,504	$(42)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation	2,294	6,505
Amortization	3,320	194
Provision for uncollectible accounts, net	582	1,680
Warrant costs	—	6,638
Equity in loss (income) of investees, net	161	(1,105)
Net gain on disposal of property and equipment	(6)	—
Compensation expense arising from restricted stock awards	218	70
Amortization of debt issuance costs	432	—
Changes in assets and liabilities:
Accounts receivable	(13,036)	(11,609)
Prepaid expenses and other current assets	(1,346)	(1,810)
Accounts payable and accrued expenses	11,626	6,527
Other	80	919
Net cash provided by operating activities	20,829	7,967
INVESTING ACTIVITIES:
Additions to property and equipment	(2,502)	(1,588)
Proceeds from sales of fixed assets	7	—
Maturities of/(investment in) short-term investments/marketable securities, net	(55,352)	1,162
Change in restricted cash and bank certificate of deposit	146	1,379
Equity investment and other acquisitions, net of cash acquired	(3,485)	(11,686)
Net cash (used in) investing activities	(61,186)	(10,733)
FINANCING ACTIVITIES:
Proceeds from issuance of convertible senior notes	100,000	—
Proceeds from exercise of stock options and warrants	5,917	4,677
Debt issuance costs	(3,055)	—
Net cash provided by financing activities	102,862	4,677
Effect of exchange rate changes on cash and cash equivalents	69	199
Net increase in cash and cash equivalents	62,574	2,110
Cash and cash equivalents, beginning of period	93,732	67,182
Cash and cash equivalents, end of period	$156,306	$69,292
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for interest	$702	$45

6

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

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, priceline.com Europe Holdings N. V., and  it’s majority-owned subsidiary, Travelweb LLC. All significant intercompany accounts and transactions have been eliminated. Investments in affiliates in which the Company does not have control, but has the ability to exercise significant influence, are accounted for by the equity method.

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

2.   ACQUISITION OF TRAVELWEB

In May 2004, Lowestfare.com, a wholly-owned subsidiary of priceline.com Incorporated (the “Company”), acquired 71.4% of the equity interest in Travelweb LLC, a Delaware limited liability company owned by Marriott International, Inc. (“Marriott”), Hilton Hotels Corporation (“Hilton”), Hyatt Corporation (“Hyatt”), Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”), InterContinental Hotels Group (“InterContinental”) and Pegasus Solutions, Inc. (“Pegasus”), or their affiliates. Travelweb is a full-service, automated hotel distribution network founded by Marriott, Hilton, Hyatt, Starwood, Pegasus and InterContinental. The equity interests acquired were all but those held by InterContinental. The Company entered into an agreement with InterContinental whereby the Company may acquire those interests at a future date.

The purchase price for the interests acquired was $20.8 million, which the Company paid in cash; in addition, the Company will potentially pay an earn-out after 12 months of approximately 954,547 shares of its common stock to the sellers in the event certain performance goals are met.

The purchase price for the equity interests in Travelweb was determined through arms’ length negotiations between management of the Company on the one hand and Travelweb members on the other hand. Prior to the acquisition, Lowestfare.com owned 14.3% of the equity interest in Travelweb, and Jeffery Boyd, a director of the Company and its Chief Executive Officer and President, was a member of the board of directors of Travelweb. Jeffery Boyd is also a member of the board of directors of Lowestfare.com and its Chief Executive Officer. All of Travelweb’s founding hotel chains also participate in the Company’s Name Your Own Price® hotel service.

The acquisition increased Lowestfare.com’s total ownership of Travelweb to 85.7%. The aggregate purchase price for Travelweb to date is $28.2 million, consisting of $20.8 million paid in cash in May 2004, the Company’s pre-acquisition investment in Travelweb and direct acquisition costs.

The acquisition has been accounted for as a purchase business combination. The Company’s consolidated financial statements and results of operations include the consolidated accounts of Travelweb since the acquisition of the additional 71.4% in May 2004. Prior to the May 2004 acquisition, the Company accounted for its investment in Travelweb under the equity method of accounting. Under the purchase method of accounting, the proportion of the assets acquired and liabilities assumed from Travelweb are recorded at the date of acquisition, at their respective estimated fair values. The acquisition cost, including transaction costs, is allocated to the underlying net assets of Travelweb in proportion to their respective estimated fair values. The Company obtained a preliminary independent valuation of the assets acquired and liabilities assumed, including the identification of intangible assets other than goodwill. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

In connection with the acquisition, the Company expects to incur costs of approximately $2.5 million for severance and contract terminations related to the acquired business. The Company has identified and notified the affected Travelweb personnel and vendors. Such exiting costs are expected to be paid out in cash and $147,000 was paid as of June 30, 2004.

The proportionate fair value of assets acquired and liabilities assumed amounted to approximately $23.8 million and $19.7 million, respectively. Assets acquired consisted principally of cash and intangible assets. Liabilities assumed consisted principally of accounts payable, accrued expenses and deferred merchant bookings. Goodwill resulting from this transaction amounted to approximately $24.1 million.

A preliminary list of the estimated fair value and useful lives of acquired identifiable intangible assets with determinable useful lives is as follows:

	($ in thousands)	Useful Lives (months)
Distribution agreement	$1,618	20
Supply agreements	2,987	32
Customer list	550	24
Other	183	14-26
Total	$5,338

The following unaudited pro forma financial information presents the combined results of operations of the priceline.com and Travelweb as if the acquisition had occurred as of the beginning of the periods presented. These statements include certain one-time purchase accounting entries and are not necessarily indicative of the actual results of operations that might have occurred, nor are they necessarily indicative of expected results in the future.

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	(unaudited)		(unaudited)
	(in thousands, except per common share amounts)
Revenues	$261,345	$244,363	$490,795	$447,674
Net income	10,192	5,303	12,523	(4,456)
Per share amounts:
Net income (loss) per common share—basic	$.27	$.14	$.33	$(.12)
Net income (loss) per common share—diluted	$.26	$.13	$.32	$(.12)

3.   TRAVELWEB REVENUE RECOGNITION AND DEFERRED MERCHANT BOOKINGS

Merchant revenues for Travelweb are derived from transactions where it sells hotel rooms on the Internet at rates which are subject to contractual limitations. Charges for hotel accommodations are billed to customers in advance at the time of booking and are included in Deferred Merchant Bookings until the customer completes his stay. Such amounts are generally refundable upon cancellation prior to stay. Merchant revenues and accounts payable to the hotel supplier are recognized at the conclusion of the customer’s stay at the hotel. Travelweb records the difference between the selling price and the cost of the hotel room as merchant revenue.

4.   STOCK BASED EMPLOYEE COMPENSATION

The following table summarizes relevant information as to reported results under the Company’s APB Opinion No. 25 method of accounting for stock options with supplemental information as if the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” had been applied (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss) applicable to common stockholders, as reported	$11,401	$7,689	$15,732	$(339)
Add: Stock based compensation, as reported	112	70	218	70
Deduct: Total stock based compensation determined under fair value based method for all stock based compensation	(2,680)	(7,218)	(5,005)	(14,272)
Adjusted net income (loss), fair value method for all stock based compensation	$8,833	$541	$10,945	$(14,541)
Net income (loss) applicable to common stockholders per basic common share, as reported	$0.30	$0.20	$0.42	$(0.01)
Net income (loss) applicable to common stockholders per diluted common share, as reported	$0.29	$0.20	$0.41	$(0.01)
Basic income (loss) per share, pro forma	$0.23	$0.01	$0.29	$(0.39)
Diluted income (loss) per share, pro forma	$0.22	$0.01	$0.28	$(0.39)

The fair value of stock options granted was determined on the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

	For the Three Months Ended June 30,		For the Six Months Ended June 30
	2004	2003	2004	2003
Risk-free interest rate	2.8%	2.2%	2.8%	2.2%
Expected lives	3 years	3 years	3 years	3 years
Volatility	95%	97%	95%	97%

5.   NET INCOME (LOSS) PER SHARE

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

For purposes of calculating basic and diluted earnings per share, we used the following weighted average shares outstanding (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003(1)
Weighted average common shares
Basic	38,076	37,635	37,822	37,556
Diluted	39,932	39,284	38,778	37,556
Potential dilutive common shares	5,068	1,649	4,881	—
Anti-dilutive potential common shares	7,360	5,288	7,504	6,903

(1)          Since the Company incurred a loss for the six months ended June 30, 2003, the inclusion of stock options and warrants in the calculation of weighted average common shares was anti-dilutive; and therefore there was no difference between basic and diluted weighted average shares outstanding.

6.   RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities”. In December 2003, the FASB issued FIN No. 46 (Revised) (“FIN 46-R”) to address certain FIN 46 implementation issues. As the Company has no variable interest entities, the adoption of these pronouncements had no effect on the Company’s consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company has limited involvement with derivative financial instruments and does not use them for trading or speculative purposes. As of June 30, 2004, the Company’s only derivative financial instrument is an interest rate hedge agreement in relation to $45 million of the outstanding borrowings of the Convertible Senior Notes. The adoption of SFAS No. 149 on July 1, 2003, as required, had no impact on the Company’s consolidated financial statements.

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

7.   RESTRUCTURING

At June 30, 2004, the restructuring liability consisted of estimated remaining severance, real estate costs and professional fees related to the Company’s 2000 and 2002 restructuring activities. A roll forward of the Company’s restructuring obligation is as follows (in thousands):

Accrued at January 1, 2004	$1,555
Currency translation adjustment	6
Disbursed during 2004	(432)
Accrued at June 30, 2004	$1,129
At June 30, 2004:
Current portion	$863
Long-term portion	$266

8.   SHORT-TERM INVESTMENTS

Short-term investments consist of investments with maturities exceeding three months. The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standard (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. All marketable securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses included in “Accumulated Other Comprehensive Income” on the Consolidated Balance Sheet and Statement of Changes in Stockholders’ Equity. The Company recorded an unrealized loss of approximately $728,000 for the six months ended June 30, 2004. The specific-identification method is used to determine the cost of all securities. The marketable securities are presented as current assets in the accompanying Consolidated Balance Sheets, as they are available to meet the short-term working capital needs of the Company.

The fair value of the investments is based on the quoted market price of the securities at the balance sheet dates. Investments are considered to be impaired when a decline in fair value is judged to be other than temporary. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.

The following table summarizes, by major security type, the Company’s marketable securities as of June 30, 2004 (in thousands):

	Cost	Gross Unrealized Gains (Loss) (net)	Estimated Fair Value
Commercial Paper	$52,830	$3	$52,833
Corporate Notes	19,916	(114)	19,802
U.S. Government Agency—Securities	76,198	(334)	75,864
U.S. Government Agency—Discount Notes	50,258	14	50,722
Adjustable Rate Mortgages (ARM’s)	7,633	(44)	7,589
Total	$206,835	$(475)	$206,360

Contractual maturities of marketable securities classified as available-for-sale as of June 30, 2004 are as follows (in thousands):

	Cost	Estimated Fair Value
Due within one year	$116,173	$116,184
Due between one year and two years	90,662	90,176
Totals	$206,835	$206,360

No significant gains or losses were realized for the three and six months ended June 30, 2004.

9.   INTANGIBLE ASSETS

The Company’s intangible assets consist of the following (in thousands):

		June 30, 2004			December 31, 2003
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with determinable lives:
Patents	3-15 years	$1,435	$(932)	$503	$1,435	$(896)	$539
Technology	3 years	1,200	(250)	950	1,200	(50)	1,150
Distribution Agreement	20 Months	1,618	(162)	1,456	—	—	—
Supplier Agreements	32 Months	2,987	(187)	2,800	—	—	—
Customer Lists	2 years	550	(73)	477	—	—	—
Other	1-15 years	636	(217)	419	528	(224)	304
Sub total:		8,426	(1,821)	6,605	3,163	(1,170)	1,993
Domain names with indefinite lives		6,965	—	6,965	5,060	—	5,060
Total intangible assets:		$15,391	$(1,821)	$13,570	$8,223	$(1,170)	$7,053

Intangible assets with determinable lives are primarily amortized on a straight-line basis. Intangible assets amortization expense was approximately $509,000 and $100,000 for the three months ended June 30, 2004 and 2003, respectively and approximately $651,000 and $194,000 for the six months ended June 30, 2004 and 2003.

The estimated amortization expense for the amortizable acquired intangible assets for the remainder of 2004 and years thereafter is expected to be as follows (in thousands):

2004	$1,603
2005	2,936
2006	1,593
2007	47
2008	47
Thereafter	379
$6,605

10.   OTHER ASSETS

Other assets at June 30, 2004 and December 31, 2003 consist of the following (in thousands):

	June 30, 2004	December 31, 2003
Investment in pricelinemortgage	$9,834	$9,421
Investment in Travelweb LLC	—	7,933
Deferred debt issuance costs	6,544	3,921
Other	296	640
Total	$16,674	$21,915

Investment in pricelinemortgage represents the Company’s 49% equity investment in Priceline Mortgage Company, LLC dba pricelinemortgage and, accordingly, the Company recognizes its pro rata share of pricelinemortgage’s operating results, not to exceed an amount that the Company believes represents the investments’ estimated fair value. The Company recognized approximately $220,000 and $413,000 of income from its investment in pricelinemortgage for the three and six months ended June 30, 2004, respectively, and approximately $1.3 million for each of the three and six months ended June 30, 2003. The Company earned advertising fees from pricelinemortgage of approximately $22,000 and $197,000 for the three months June 30, 2004 and 2003, respectively, and approximately $79,000 and $401,000 for the six months June 30, 2004 and 2003, respectively.

Deferred debt issuance costs arose from the Company’s issuance of $125 million aggregate principal amount of 1% Convertible Senior Notes due August 1, 2010 and the issuance of $100 million aggregate principal amount of 2.25% Convertible Senior Notes due January 15, 2025. Deferred debt issuance costs of originally $7.3 million, consisting primarily of underwriting commissions and professional service fees, are being amortized using the effective interest rate method over approximately five year periods.

11.   CONVERTIBLE DEBT

In August 2003, the Company issued, in a private placement, $125 million aggregate principal amount of Convertible Senior Notes due August 1, 2010, with an interest rate of 1%. The Company used the net proceeds of the offering for general corporate purposes, strategic purposes and working capital requirements. The notes are convertible, subject to certain conditions, into priceline.com’s common stock, par value $0.008 per share, at the option of the holder, at a conversion price of approximately $40.00 per share, subject to adjustment upon the occurrence of specified events. Each $1,000 principal amount of notes will initially be convertible into 25 shares of the Company’s common stock if, on or prior to August 1,

2008, if the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading days ending on the first day of a conversion period is more than 110% of the then current conversion price of the notes, or after August 1, 2008, the closing price of the Company’s common stock is more than 110% of the then current conversion price of the notes. The notes are also convertible in certain other circumstances, such as a change in control of the Company. In addition, the notes will be redeemable at the Company’s option beginning in 2008, and the holders may require the Company to repurchase the notes on August 1, 2008 or in certain other circumstances. Interest on the notes is payable on February 1 and August 1 of each year.

In November 2003, the Company entered into an interest rate swap agreement whereby it swapped the fixed 1% interest on its Convertible Senior Notes due August 1, 2010 for a floating interest rate based on the 3-month U.S. Dollar LIBOR, minus the applicable margin of approximately 221 basis points, on $45 million notional value of debt. This agreement expires August 1, 2010. The Company designated this interest rate swap agreement as a fair value hedge. The changes in the fair value of the interest rate swap agreement and the underlying debt are recorded as offsetting gains and losses in interest income and expense in the Consolidated Statement of Operations. Hedge ineffectiveness of approximately $78,000 was recorded as a reduction of interest income for the three months ended June 30, 2004. The fair value (cost if terminated) of this swap as of June 30, 2004 was approximately $1.8 million and has been recorded in other long-term liabilities and as an adjustment to the carrying value of debt.

In June 2004, the Company issued, in a private placement, $100 million aggregate principal amount of Convertible Senior Notes due January 15, 2025, with an interest rate of 2.25%. The Company used the net proceeds of the offering for general corporate purposes, strategic purposes and working capital requirements. The notes are convertible, subject to certain conditions, into priceline.com’s common stock, par value $0.008 per share, at the option of the holder, at a conversion price of approximately $37.95 per share, subject to adjustment upon the occurrence of specified events. Each $1,000 principal amount of notes will initially be convertible into 26.3505 shares of the Company’s common stock if, on or prior to January 15, 2025, certain conditions occur. The notes are also convertible in certain other circumstances, such as a change in control of the Company. In the event substantially all of the Company’s common stock is acquired prior to January 15, 2010, for substantially all cash, the Company could be required to make additional payments to the holders of amounts ranging from $0 to $19.1 million depending upon the date of the transaction and the then current stock price of the Company. In addition, the notes will be redeemable at the Company’s option beginning January 20, 2010, and the holders may require the Company to repurchase the notes on January 15, 2010, 2015 and 2020, or in certain other circumstances. Interest on the notes is payable on January 15 and July 15 of each year.

12.   TREASURY STOCK

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

As of June 30, 2004, there were approximately 2.5 million shares of the Company’s common stock held in treasury.

13.   REDEEMABLE PREFERRED STOCK

In February 2004 and 2003, the Company issued Delta Air Lines, Inc. a dividend on the Series B Redeemable Preferred Stock in the amount of 40,240 shares of the Company’s common stock. As a result, the Company recorded a non-cash dividend of approximately $772,000 and $297,000 in the first quarter of 2004 and 2003, respectively.

14.   MARRIOTT WARRANTS

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

15.   TAXES

For the six months ended June 30, 2004 and 2003, the Company has recorded no provision for income taxes due to cumulative losses through 2002 and the availability of previously fully reserved net operating losses which have been utilized to offset the income tax provision.

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
3:00 CV 1918 (District of Connecticut).

Mayer v. priceline.com Inc.,
Richard S. Braddock, Daniel H. Schulman and Jay S. Walker
3:00 CV 1923 (District of Connecticut).

Anish v. priceline.com Inc.,
Richard S. Braddock, Daniel H. Schulman and Jay S. Walker
3:00 CV 1948 (District of Connecticut).

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

On March 16, March 26, April 27, and June 5, 2001, respectively, four putative class action complaints were filed in the U.S. District Court for the Southern District of New York naming priceline.com, Inc., Richard S. Braddock, Jay Walker, Paul Francis, Morgan Stanley Dean Witter & Co., Merrill Lynch, Pierce, Fenner & Smith, Inc., BancBoston Robertson Stephens, Inc. and Salomon Smith Barney, Inc. as defendants (01 Civ. 2261, 01 Civ. 2576, 01 Civ. 3590 and 01 Civ. 4956). Shives et al. v. Bank of America Securities LLC et al., 01 Civ. 4956, also names other defendants and states claims unrelated to the Company. The complaints allege, among other things, that priceline.com and the individual defendants violated the federal securities laws by issuing and selling priceline.com common stock in priceline.com’s March 1999 initial public offering without disclosing to investors that some of the underwriters in the offering, including the lead underwriters, had allegedly solicited and received excessive and undisclosed commissions from certain investors. By Orders of Judge Mukasey and Judge Scheindlin dated August 8, 2001, these cases were consolidated for pre-trial purposes with hundreds of other cases, which contain allegations concerning the allocation of shares in the initial public offerings of companies other than priceline.com, Inc. By Order of Judge Scheindlin dated August 14, 2001, the following cases were consolidated for all purposes:  01 Civ. 2261; 01 Civ. 2576; and 01 Civ. 3590. On April 19, 2002, plaintiffs filed a Consolidated Amended Class Action Complaint in these cases. This Consolidated Amended Class Action Complaint makes similar allegations to those described above but with respect to both the Company’s March 1999 initial public offering and the Company’s August 1999 second public offering of common stock. The named defendants are priceline.com, Inc., Richard S. Braddock, Jay S. Walker, Paul E. Francis, Nancy B. Peretsman, Timothy G. Brier, Morgan Stanley Dean Witter & Co., Goldman Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith, Inc., Robertson Stephens, Inc. (as successor-in-interest to BancBoston), Credit Suisse First Boston Corp. (as successor-in-interest to Donaldson Lufkin & Jenrette Securities Corp.), Allen & Co., Inc. and Salomon Smith Barney, Inc. Priceline, Richard Braddock, Jay Walker, Paul Francis, Nancy Peretsman, and Timothy Brier, together with other issuer defendants in the consolidated litigation, filed a joint motion to dismiss on July 15, 2002. On November 18, 2002, the cases against the individual defendants were dismissed without prejudice and without costs. In addition, counsel for plaintiffs and the individual defendants executed Reservation of Rights and Tolling Agreements, which toll the statutes of limitations on plaintiffs’ claims against those individuals. On February 19, 2003, Judge Scheindlin issued an Opinion and Order granting in part and denying in part the issuer’s motion. None of the claims against the Company were dismissed. On June 26, 2003, counsel for the plaintiff class announced that they and counsel for the issuers had agreed to the form of a Memorandum of Understanding (the “Memorandum”) to settle claims against the issuers. The terms of that Memorandum provide that class members will be guaranteed $1 billion dollars in recoveries by the insurers of the issuers and that settling issuer defendants will assign to the class members certain claims that they may have against the underwriters. Issuers also agree to limit their abilities to bring certain claims against the underwriters. If recoveries in excess of $1 billion dollars are obtained by the class from any non-settling defendants, the settling defendants’ monetary obligations to the class plaintiffs will be satisfied; any amount recovered from the underwriters that is less than $1 billion will be paid by the insurers on behalf of the issuers. The Memorandum, which is subject to the approval of each issuer, was approved by a special committee of the priceline.com Board of Directors on Thursday, July 3, 2003. Thereafter, counsel for the plaintiff class and counsel for the issuers agreed to the form of a Stipulation and Agreement of Settlement with Defendant Issuers and Individuals (“Settlement Agreement”). The Settlement Agreement implements the MOU and contains the same material provisions. On June 11, 2004, a special committee of the priceline.com Board of Directors authorized the Company’s counsel to execute the Settlement Agreement on behalf of the Company. The Settlement Agreement is subject to final approval by the Court and the process to obtain that approval is still pending.

On November 7, 2003, the Company was served with a complaint that purported to be a shareholder derivative action against its Board of Directors and certain of its current and former executive officers, as well as the Company (as a nominal defendant). The complaint alleged, among other things, breach of fiduciary duty, waste of corporate assets and misappropriation of corporate information. The claims in the complaint appear to be substantially repetitive of the claims pending in the derivative action in Delaware described above. The action is captioned Don Powell v. Richard S. Braddock, Jay S. Walker, Daniel H. Schulman, Paul A. Allaire, Ralph M. Bahna, Paul J. Blackney, William E. Ford, Marshall Loeb, N. J. Nicholas, Jr., Nancy B. Peretsman, and Heidi G. Miller and priceline.com Incorporated (Superior Court, Judicial District of Stamford/Norwalk, State of Connecticut). On January 28, 2004, defendants Blackney, Nicholas, Peretsman and Loeb moved to dismiss the complaint for lack of personal jurisdiction. On January 29, 2004, defendant Miller moved to dismiss the complaint for lack of personal jurisdiction and for insufficient service of process. On February 27, 2004, defendants Braddock, Walker, Schulman, Allaire,

Bahna, Blackney, Loeb, Nicholas, Peretsman, Miller and priceline.com moved to dismiss the complaint for lack of subject matter jurisdiction and defendants Braddock and Schulman also moved to dismiss the complaint for lack of personal jurisdiction and insufficient service of process. At a hearing on May 3, 2004, the Court stated that it would not rule on the pending motions until the pending motions in the Delaware action described above are decided. The Court also scheduled a status conference for September 13, 2004. The Company intends to defend vigorously against this action. The Company is unable to predict the outcome of this suit or reasonably estimate a range of possible loss, if any.

On November 24, 2003, the Company was served with a complaint for patent infringement captioned IMX, Inc. v. E-Loan, Inc., InteractiveCorp, LendingTree, Inc. and priceline.com Incorporated. The complaint alleges, among other things, that the Company has infringed, induced others to infringe and/or committed acts of contributory infringement of U.S. Patent number 5,995,947 entitled “Interactive Mortgage and Loan Information and Real-Time Trading Systems.”  The complaint seeks injunctive relief; unspecified money damages; an order directing defendants to pay IMX’s costs and attorneys’ fees; and an award of pre-and post-judgment interest. The Company intends to defend vigorously against this action. On January 23, 2004, the Company answered the complaint, denying IMX’s allegations, and filed a counterclaim, which seeks a declaration that the patent-in-suit is invalid and/or that the Company does not infringe any claim of the patent and that it does not contribute to or induce the infringement of any claim of the patent. The case is currently in discovery. The Court has set a trial date of January 9, 2006. The Company is unable at this time to predict the outcome of this suit or reasonably estimate a range of possible loss, if any.

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

Uncertainty regarding payment of sales and hotel occupancy and other related taxes—The Company reviews and interprets, on an ongoing basis, the tax laws in various states and other jurisdictions relating to the payment of state and local hotel occupancy and other related taxes. In connection with its review, the Company has met and had discussions with taxing authorities in certain jurisdictions but the ultimate resolution in any particular jurisdiction cannot be determined at this time. Currently, hotels collect and remit hotel occupancy and related taxes to the various tax authorities based on the amounts collected by the hotels. Consistent with this practice, the Company recovers the taxes on the underlying cost of the hotel room night from customers and remits the taxes to the hotel operators for payment to the appropriate tax authorities. Several jurisdictions have indicated that they may take the position that sales or hotel occupancy tax is applicable to the differential between the price paid by a customer for the Company’s service and the cost to the Company of the underlying room. Historically, the Company has not collected taxes on this differential. Some state and local jurisdictions could assert that the Company is subject to hotel occupancy taxes on this differential and could seek to collect such taxes, either retroactively or prospectively or both. Such actions may result in substantial liabilities for past sales and could have a material adverse effect on the Company’s business and results of operations. To the extent that any tax authority succeeds in asserting that such a tax collection responsibility exists, it is likely that, with respect to future transactions, the Company would collect any such additional tax obligation from its customers, which would have the effect of increasing the cost of hotel room nights to the Company’s customers and, consequently, could reduce its hotel sales. The Company will continue to assess the risks of the potential financial impact of additional tax exposure, and to the extent appropriate, it will reserve for those estimates of liabilities.

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

Overview

General.   We are a leading online travel company that offers our customers a broad range of travel products, including airline tickets, hotel rooms, car rentals, vacation packages and cruises. Our unique Name Your Own Price® system—which allows our customers to make offers for travel products at prices they set—enables our customers to use the Internet to save money on travel products and services while enabling sellers, which include many of the major domestic airline, hotel and rental car companies, to generate incremental revenue. In 2003, we complemented our Name Your Own Price® product offering by giving our customers the ability to purchase certain travel products in a more traditional, price-disclosed manner. At present, we derive substantially all of our revenues from the following sources:

•        Transaction revenues from the sale of Name Your Own Price® airline tickets, hotel rooms and rental cars;

•        Reservation booking fees from Worldspan, L.P. in connection with the sale of Name Your Own Price®airline tickets, hotel rooms and rental cars;

•        Customer processing fees charged in connection with the sale of Name Your Own Price® airline tickets, hotel rooms and rental cars;

•        Processing fees, Worldspan reservation booking fees and travel commissions, principally related to the sale of price disclosed airline tickets, hotel rooms, rental cars, cruises and other travel services; and

•        Other revenues derived primarily from advertising on our websites and fees for referring customers to affiliates and others.

Trends.   Our overall financial prospects have been and continue to be significantly dependent upon our sale of leisure airline tickets and, as a result, the health of our business has been directly related to the health of the airline industry. While the domestic airline industry has experienced significant revenue declines since September of 2001, the online travel sector, overall, continues to grow, and we believe the opportunity exists for us to broaden our participation in that growth. Nonetheless, most domestic airlines, and many of our major suppliers, have experienced, and continue to experience, significant losses, which have been compounded by competition from low-cost carriers and uncertainty regarding our domestic economy. As a result, many of the major airlines have deeply discounted retail airline tickets to maintain market share. These actions have had, and continue to have, a detrimental effect on our Name Your Own Price® airline ticket business, which represents a significant portion of our total airline ticket revenues. Deep retail discounting by the airlines negatively affects demand for our Name Your Own Price® airline ticket product because it hurts our value proposition and makes users less willing to accept the trade-offs associated with our product. In addition, decreased airline capacity hurts our business by reducing the levels of inventory available to us and increasing our cost of inventory. Customer offer prices have not kept pace with the increase in our cost of inventory and are, therefore, lower in proportion to our average cost of supply, which has, for the better part of the last two years, materially and negatively affected the number of Name Your Own Price® tickets we sell.

In an effort to counter some of the trends described above, we have taken a number of initiatives to diversify our product offerings to lessen our reliance on the sale of Name Your Own Price® airline tickets. For example, we have taken and expect to continue to take steps to diversify our revenue among non-opaque products, such as retail travel products, which we believe have helped broaden our customer appeal. To this end, in the fourth quarter of 2003, we began offering customers the ability to purchase airline tickets at disclosed, retail prices. In addition, in May 2004, as discussed in more detail below, Lowestfare.com, the Company’s wholly-owned subsidiary, acquired all of the equity interest in Travelweb LLC owned by Marriott, Hilton, Hyatt, Starwood Hotels and Pegasus Solutions, and entered into an agreement whereby we may acquire all of the equity interest held by InterContinental Hotels Group at a future date. We intend to use inventory from Travelweb to launch a price disclosed hotel product in the first half of 2005. Our intent is to provide customers maximum flexibility by allowing them to select a retail itinerary or to make use of the Name Your Own Price® product.

We believe that the results of the launch of our retail airline ticket product, and the related marketing effort, have been positive and we believe we are making progress towards stabilizing and growing total unit sales of airline tickets, which, as discussed above, declined significantly over the past two years. The launch of a retail airline product has had a positive effect on the overall number of airline tickets we sell. While some customers presented with a display of low disclosed prices may opt to select such a ticket or make a lower offer for a Name Your Own Price® ticket, we believe the gross profit contribution from the increased sale of retail airline tickets has, to date, more than offset any loss in the number of Name Your Own Price® tickets sold.

In addition, over the past two years, we have invested in and focused our marketing efforts on our non-airline travel products, including, in particular, our hotel business. To this end, in May 2004, our wholly-owned subsidiary, Lowestfare.com Incorporated, acquired all of the equity interest in Travelweb LLC owned by Marriott, Hilton, Hyatt, Starwood Hotels and Pegasus Solutions, and entered into an agreement whereby we may acquire all of the equity interest held by InterContinental Hotels Group at a future date, at which time Travelweb will become a wholly-owned subsidiary of Lowestfare.com. Travelweb LLC is a full-service automated hotel distribution network, which we intend to use to expand and grow our retail hotel business. See Note 2 to our Unaudited Consolidated Financial Statements.

We also intend to continue to develop our other non-air business, in particular our rental car and vacation package businesses, for which demand remains relatively strong, and continue to evaluate and implement ways to improve the number of airline tickets we sell. In May 2004, we launched a new retail rental car search and booking engine on RentalCars.com and intend to implement that functionality on other URLs that we own. In addition, in the second quarter of 2004, we implemented a new feature on our vacation packages path which allows customers to choose between an opaque or a disclosed flight itinerary. It is too early to determine what impact, if any, the new features of our rental car and vacation package products will have on our business results.

With respect to pricelinemortgage, interest rates have increased from recent lows and this has resulted in a slowdown in home refinancings and a reduction in the number of loans that pricelinemortgage originates. A reduction in loan originations negatively affects the results of pricelinemortgage and if this trend continues, our investment in pricelinemortgage could be significantly impacted. See Note 10 to our Unaudited Consolidated Financial Statements.

Further terrorist attacks, hostilities in the Middle East, the liquidation of a major domestic airline now in bankruptcy, the bankruptcy of an additional carrier or the withdrawal from our system of a major airline or hotel supplier, could adversely affect our business and results of operations and impair our ability to effectively implement all or some of the initiatives described above.

Other.   A number of travel suppliers, particularly airlines, have indicated publicly that, as part of an effort to reduce distribution costs, they intend to reduce their dependence over time on what they view to be “expensive” distribution channels such as global distribution systems (GDSs). A number of travel suppliers have reached agreements with travel distributors that require rebates of all or part of the fees received from the GDS. Additionally, travel suppliers are encouraging distributors, such as us, to develop technology enabling direct connections to bypass the GDS. Development of direct connection technology would require the use of information technology resources and could cause us to incur additional operating expenses and delay other projects. We have been and believe that we will continue to be under significant pressure from travel suppliers to rebate all or part of the travel booking fees we receive from Worldspan, L.P., our GDS and to use direct connection technology. To the extent that we are required to rebate travel booking fees we currently receive from our GDS to travel suppliers, and are unable to recover such amounts by charging customers, it could have an adverse effect on our business, results of operations and financial condition.

We believe that our success will depend in large part on our ability to maintain profitability, primarily from our leisure travel business, to continue to promote the priceline.com brand and, over time, to offer other travel products and services on our website. We intend to continue to invest in marketing and promotion, technology and personnel within parameters consistent with attempts to improve operating results. We also intend to broaden the scope of our business, and to that end, we explore strategic alternatives from time to time in the form of, among other things, mergers and acquisitions. Our goal is to improve volume and sustain gross margins in an effort to maintain profitability. The uncertain environment described above makes the prediction of future results of operations difficult, and accordingly, we cannot provide assurance that we will sustain revenue growth and profitability.

Financial Presentation

Starting with the fourth quarter 2003, we began reporting our metrics in a new format that provides greater visibility into the operations of our retail businesses. We now combine merchant and agency unit bookings (which are explained in detail in the lead-in to “Results of Operations,” below) for air, hotel and rental car services. The format change reflects the increased importance of agency unit sales to our operating results and gives a better view into the full scale of our operating activities. In connection with this change in format, we stopped presenting “bind rate” and other related customer metrics since we believe such data, which reflects sales of opaque products only, no longer presents a complete view of our financial results or business trends.

Recent Accounting Pronouncements

See Note 5 to our Unaudited Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

In July 2004, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board published for comment a draft abstract entitled “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” Contingently convertible debt instruments are generally convertible into common shares of an issuer after the common stock price has exceeded a predetermined threshold for a specified period of time (the “market price contingency”). The draft abstract reflects the EITF’s tentative conclusion that shares issuable upon conversion of contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price contingency contained in the debt instrument has been met. Currently, we exclude the potential dilutive effect of the conversion feature from diluted earnings per share until the market price contingency is met. The EITF intends to consider the issue further in September 2004, at which time it may reach a final consensus. If the EITF adopts a final consensus, it is expected that the consensus would be effective for reporting periods ending after December 15, 2004, and prior period earnings per share amounts presented for comparative purposes would be restated to conform to the consensus.

In August 2003, we issued $125 million of Convertible Senior Notes due 2010 and in June 2004 we issued $100 million of Convertible Senior Notes due January 2025. Both of these Note issues are “contingently convertible debt” within the meaning of the EITF’s draft abstract. As a result, if the EITF reaches a consensus that shares issuable upon conversion of contingently convertible debt should be included in diluted earnings per share, we would be required to include in our diluted earnings per share calculations 3,125,000 shares of priceline.com common stock retroactive to August 2003, and another 2,635,046 shares retroactive to June 2004, which would in each case reduce our reported diluted earnings per share.

Results of Operations

Three and Six Months Ended June 30, 2004 compared to the Three and Six Months Ended June 30, 2003

We classify our revenue into three categories:

•       Merchant revenues are derived from transactions where we are the merchant of record and determine the price to be paid by the customer. Merchant revenues include the selling price of the airline ticket, hotel room and rental car and are reported on a gross basis, except in the case of Travelweb. See Note 3 to our Unaudited Consolidated Financial Statements.

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

During the three months ended June 30, 2004, we experienced an increase in total revenue over the corresponding period in 2003 of $19.8 million primarily due to significant growth in sales of agency airline tickets and growth in our hotel, rental car and vacation package products. We continue to experience a shift in our airline ticket business mix from a primarily merchant opaque model to include a growing number of retail, price disclosed tickets. Because the sale of merchant airline tickets are reported gross and retail airline tickets are recorded on a net basis, airline ticket revenue increases and decreases are impacted by changes in merchant and retail sales mix and gross profit has become an important measure of evaluating growth in our business. Additionally, our acquisition of Travelweb, LLC during the second quarter contributed to the increase in total revenues.

The number of airline tickets, hotel room nights and rental car days sold were as follows:

	Airline Tickets	Hotel Room Nights	Rental Car Days
Three Months ended June 30, 2004	819,000	2.0 million	1.4 million
Three Months ended June 30, 2003	513,000	1.5 million	867,000
Six Months ended June 30, 2004	1.4 million	3.7 million	2.6 million
Six Months ended June 30, 2003	996,000	2.7 million	1.5 million

Revenues

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2004	2003		2004	2003
	($000)			($000)
Merchant Revenues	$249,860	$236,943	5.4%	$466,871	$435,551	7.2%
Agency Revenues	8,747	1,476	492.6%	15,195	2,481	512.5%
Other Revenues	782	1,147	(31.8%)	1,454	2,021	(28.1%)
Total Revenues	$259,389	$239,566	8.3%	$483,520	$440,053	9.9%

Merchant Revenues

Merchant revenues for the three and six months ended June 30, 2004 and 2003, consisted primarily of:  (1) transaction revenues representing the selling price of Name Your Own Price® airline tickets, hotel rooms, rental cars and vacation packages; (2) customer processing fees charged in connection with the sale of Name Your Own Price® airline tickets, hotel rooms and rental cars and (3) ancillary fees, including Worldspan, L.P. reservation booking fees related to merchant transactions only.

The $12.9 million increase in merchant revenue for the three months ended June 30, 2004 compared to the same period in 2003 was primarily attributable to growth in our Name Your Own Price® hotel, vacation package and rental car products as well as merchant revenue generated through our majority owned subsidiary Travelweb, LLC, which more than made up for year over year declines in our Name Your Own Price airline ticket service. We believe that the increase in hotel room nights sold during the three months ended June 30, 2004 compared to the same period in 2003 was principally driven by our continued marketing emphasis on our hotel business over the course of the last 18 months, the competitive room inventory and pricing we receive from our hotel partners and the growth of our vacation package business. We believe the increase in rental car days sold during the three months ended June 30, 2004 compared to the same period in 2003 was primarily driven by, among other things, an increase in visits to our website as a result of our advertising (including increased visits created by links on rentalcars.com and breezenet.com, which we acquired in 2003) and favorable rental car inventory and pricing.

Merchant airline revenue, and the number of merchant airline tickets sold, in the second quarter 2004 decreased over the same period in 2003. We believe that the decrease in the number of merchant airline tickets sold—and the corresponding effect that decrease had on our overall merchant revenues during the three months ended June 30, 2004—continued to be due primarily to low retail airline ticket prices and the availability of retail tickets on our website. In particular, we believe that lower retail pricing causes customers who might normally be willing to make the tradeoffs associated with our Name Your Own Price® airline product in exchange for savings off of higher retail rates to purchase travel products at the lower retail rates or from “low-cost” carriers without having to make any trade-offs.

Agency Revenues

Agency revenues for the three and six months ended June 30, 2004 and 2003 consisted primarily of: (1) processing fees and third-party supplier commissions related to the sale of travel products including the sale of price disclosed airline tickets, cruises and other travel services; and (2) ancillary fees, including GDS reservation booking fees related to price-disclosed transactions. Agency revenues for the three months ended June 30, 2004 increased by approximately $7.3 million or 493% from the same period a year ago, primarily as a result of our increased focus on the retail airline ticket business, driven primarily by new advertising campaigns focused on our retail airline ticket product, and rental car business, including the aforementioned acquisitions, and the resulting increase in travel commissions, GDS and processing fees earned.

Other Revenues

Other revenues during the three and six months ended June 30, 2004 and 2003 consisted primarily of: (1) advertising revenues; and (2) fees for referring customers to pricelinemortgage for home financing services.

Other revenues for the three months ended June 30, 2004 decreased by $365,000 or approximately 32% compared to the three months ended June 30, 2003, primarily as a result of lower financial services fees and reduced on-line advertising revenue.

Cost of Revenues and Gross Profit

	Three Months Ended June 30,					Six Months Ended June 30,
	2004		2003		Change	2004		2003		Change
	($000)					($000)
Cost of Merchant Revenues	$205,610		$199,072		3.3%	$386,367		$366,572		5.4%
% of Merchant Revenues	82.3%		84.0%			82.8%		84.2%
Cost of Agency Revenues	—		—		—	—		—		—
% of Agency Revenues	0.	0%	0.	0%		0.	0%	0.	0%
Cost of Other Revenues	—		—		—	—		—		—
% of Other Revenues	0.0%		0.0%			0.0%		0.0%
Total Cost of Revenues	$205,610		$199,072		3.3%	$386,367		$366,572		5.4%
% of Revenues	79.3%		83.1%			79.9%		83.3%

Cost of Revenues

During the three months ended June 30, 2004, cost of revenues increased by approximately $6.5 million, over the same period last year, due primarily to increases in hotel, vacation package and rental car unit sales. Cost of revenues grew at a slower rate than revenues due to a change in business mix from primarily merchant transactions, whose revenues are recorded gross with a corresponding cost of revenue, to include greater agency revenues, recorded net with no corresponding cost of revenues.

Cost of Merchant Revenues

For the three and six months ended June 30, 2004 and 2003, cost of merchant revenues consisted primarily of: (1) the cost of hotel rooms from our suppliers, net of hotel occupancy tax, (2) the cost of airline tickets from our suppliers, net of the federal air transportation tax, segment fees and passenger facility charges imposed in connection with the sale of airline tickets; and (3) the cost of rental cars from our suppliers, net of applicable taxes. Cost of merchant revenues for the three months ended June 30, 2004, increased approximately 3.3%, due to an increase in sales of hotel room nights and rental car days, partially offset by a decrease in sales of merchant airline tickets and the recovery of certain items impacting other cost of revenues.

Cost of Agency Revenues

Agency revenues are recorded at their net amount, which are amounts received less amounts paid to suppliers, if any, and therefore, there are no costs of agency revenues.

Cost of Other Revenues

For the three and six months ended June 30, 2004 and 2003, there were no costs of other revenues.

Gross Profit

Total gross profit increased for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003, by approximately $13.3 million primarily as a result of increased revenue from our hotel, rental car and vacation package products as well as increased sales of price disclosed products. Total gross margin, gross profit expressed as a percentage of total revenue, increased during the three and six month periods ended June 30, 2004 compared to the same periods during 2003 as a result of an ongoing shift in our business mix from primarily merchant opaque transactions, reported on a gross basis, to include more retail agency transactions, recorded on a net basis. Because the substantial majority of merchant transactions are reported gross and retail transactions are recorded on a net basis, we believe that gross profit has become an increasingly important measure of evaluating growth in our business. Both total gross profit and gross margin were favorably impacted during the period ended June 30, 2004 by the acquisition of Travelweb, LLC.

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	Change	2004	2003	Change
	($000)			($000)
Merchant Gross Profit	$44,250	$37,871	16.8%	$80,504	$68,979	16.7%
Merchant Gross Margin	17.7%	16.0%		17.2%	15.8%
Agency Gross Profit	$8,747	$1,476	492.6%	$15,195	$2,481	512.5%
Agency Gross Margin	100.0%	100.0%		100.0%	100.0%
Other Gross Profit	$782	$1,147	(31.8)%	$1,454	$2,021	(28.1)%
Other Gross Margin	100.0%	100.0%		100.0%	100.0%
Total Gross Profit	$53,779	$40,494	32.8%	$97,153	$73,481	32.2%
Total Gross Margin	20.7%	16.9%		20.1%	16.7%

Merchant Gross Profit

Merchant gross profit consists of merchant revenues less the cost of merchant revenues. For the three and six months ended June 30, 2004, merchant gross profit increased from the same period in 2003, primarily due to increased revenue from our hotel, vacation package and rental car products, including, for the three months ended June, 30, 2004, Travelweb. Our merchant gross margin in the three months ended June 30, 2004 increased over the same periods a year ago primarily as the result of a shift in mix of our products from the sale of opaque airline tickets to higher margin travel products.

Agency Gross Profit

Agency gross profit consists of agency revenues, which is recorded net of agency costs, if any. For the three and six months ended June 30, 2004, agency gross profit increased over the same period in 2003 due to an increase in the sale of disclosed price airline tickets, rental cars and related processing and GDS fees and travel commissions.

Other Gross Profit

During the three and six months ended June 30, 2004, other gross profit decreased from the same periods last year primarily as a result of lower financial services fees and reduced on-line advertising revenues.

Operating Expenses

Advertising

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	Change	2004	2003	Change
	($000)%			($000)%
Advertising	$16,366	$10,774	51.9%	$31,771	$21,872	45.3%
% of Total Gross Profit	30.4%	26.6%		32.7%	29.8%

Advertising expenses consist primarily of: (1) television and radio advertising; (2) online and e-mail advertisements; and (3) agency fees, creative talent and production costs for television and radio commercials. For the three and six months ended June 30, 2004, advertising expenses increased over the same periods in 2003 primarily due to an increase in the frequency of television advertising associated with our new retail choice airline ticket product, continued advertising for our hotel product, creative talent and production costs for our new advertising campaign, an increase in on-line advertising and for the three months ended June 30, 2004, Travelweb advertising payments made principally to Orbitz, Travelweb’s largest affiliate. We intend to continue to promote the priceline.com brand aggressively throughout the remainder of 2004.

Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	Change	2004	2003	Change
	($000)%			($000)%
Sales and Marketing	$9,096	$7,790	16.8%	$15,802	$14,653	7.8%
% of Total Gross Profit	16.9%	19.2%		16.3%	19.9%

Sales and marketing expenses consist primarily of (1) credit card processing fees associated with merchant transactions; (2) fees paid to third-party service providers that operate our call centers; and (3) provisions for credit card charge-backs. For the three and six months ended June 30, 2004, sales and marketing expenses which are variable in nature, increased over the same periods in 2003 due to higher comparable unit sales of airline tickets, hotel rooms, rental cars and vacation packages.

Personnel

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	Change	2004	2003	Change
	($000)%			($000)%
Personnel	$7,783	$7,546	3.1%	$16,018	$15,059	6.4%
% of Total Gross Profit	14.5%	18.6%		16.5%	20.5%

Personnel expenses consist of compensation to our personnel, including salaries, bonuses, taxes and employee health benefits. For the three months ended June 30, 2004, personnel expenses increased over the same period in 2003 primarily due to additional salary expense resulting from the acquisition of Travelweb, LLC, an increase in our employee bonus accrual and a decrease in capitalized salaries. Partially offsetting the increase was the favorable resolution of an employee compensation claim. During the six months ended June 30, 2004, personnel expenses increased over the same period last year by approximately $960,000 or 6.4% due to an increase in our employee bonus accrual, additional salary expense resulting from the acquisition of Travelweb, LLC, offset by the resolution of the employee compensation claim referenced above.

General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	Change	2004	2003	Change
	($000)%			($000)%
General and Administrative	$4,454	$2,744	62.3%	$7,963	$5,563	43.1%
Stock Based Compensation	112	70	60.0%	218	70	211.4%
Total	$4,566	$2,814	62.3%	$8,181	$5,633	45.2%
% of Total Gross Profit	8.5%	6.9%		8.4%	7.7%

General and administrative expenses consist primarily of: (1) fees for outside professionals; (2) business insurance; (3) occupancy expenses; and certain litigation matters, including principally, a patent infringement lawsuit relating to pricelinemortgage. See Note 16 to our Unaudited Consolidated Financial Statements. General and administrative expenses increased during the three and six months ended June 30, 2004 over the same period during 2003 due to additional fees for outside professionals, including those related to Sarbanes-Oxley 404 compliance, expenses resulting from the acquisition of Travelweb, LLC and an increase in option payroll taxes.

Information Technology

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	Change	2004	2003	Change
	($000)%			($000)%
Information Technology	$2,455	$2,604	(5.7)%	$4,969	$4,971	0.0%
% of Total Gross Profit	4.6%	6.4%		5.1%	6.8%

Information technology expenses consist primarily of: (1) system maintenance and software license fees; (2) data communications and other expenses associated with operating our Internet site; and (3) payments to outside contractors. For the three months ended June 30, 2004, information technology expenses decreased from the same prior last year by approximately $150,000 or 5.7% due to reductions in payments to outside contractors and data center expenses, partially offset by expenses resulting from the acquisition of Travelweb, LLC. During the six months ended June 30, 2004 information technology expenses were at approximately the same level as the prior year period.

Depreciation and Amortization

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	Change	2004	2003	Change
	($000)%			($000)%
Depreciation and Amortization	$2,565	$2,787	(8.0)%	$4,785	$6,699	(28.6)%
% of Total Gross Profit	4.8%	6.9%	4.9%	9.1%

Depreciation and amortization expenses consist of:  (1) amortization of internally developed and purchased software, (2) depreciation of computer equipment, (3) depreciation of our leasehold improvements, office equipment and furniture and fixtures, and (4) amortization of our intangible assets with determinable lives. For the three and six months ended June 30, 2004, depreciation and amortization expense decreased from the same periods in 2003, primarily as a result of a smaller depreciable asset base.

Warrant Charge

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	Change	2004	2003	Change
	($000)%			($000)%
Warrant Charge	—	—	—	—	$6,638	(100.0)%
% of Total Gross Profit	0.0%	0.0%		0.0%	9.0%

The warrant charge for the three and six months ended June 30, 2003, related to the issuance of warrants to purchase priceline.com common stock to Marriott International, Inc. during the first quarter 2003. There was no similar charge during the period ended June 30, 2004.

Interest

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	Change	2004	2003	Change
	($000)%			($000)%
Interest Income	$1,029	$427	141.0%	$2,139	$942	127.1%
Interest Expense	(566)	(22)	247.3%	(1,132)	(45)	241.6%
Total	$463	$405	14.3%	$1,007	$897	12.3%

For the three and six months ended June 30, 2004, net interest income on cash and marketable securities increased over the same period in 2003 due to higher overall cash and investment balances as well as improved yields resulting from our interest rate swap. Interest income was also partially offset by interest expense, including coupon interest and amortization of debt issuance costs incurred in connection with the issuance of our $125 million aggregate principal amount 1% Convertible Senior Notes issued in August 2003, and our $100 million aggregate principal amount 2.25% Convertible Senior Notes issued in June 2004.

Equity in Income (Loss) of Investees, net

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	Change	2004	2003	Change
	($000)%			($000)%
Equity in Income (Loss) of Investees, net	$(35)	$1,105	(103.2)%	$(161)	$1,105	(114.6)%

Equity in loss of investees, net for the three and six months ended June 30, 2004 of $35,000 and $161,000 respectively, represented our pro rata share of the net loss of Travelweb LLC, prior to our acquisition of a majority of its equity, and our pro rata share of pricelinemortgage’s net income. During the same periods in 2003 our pro rata share of the net income of pricelinemortgage and the net loss of Travelweb LLC was $1.1 million. The increase in interest rates during the first six months of this year have slowed financial services provided by pricelinemortgage reducing its net income.

Taxes

For the three and six months ended June 30, 2004 and 2003, we have recorded no provision for income taxes due to cumulative losses through 2002 and the availability of fully reserved net operating losses which have been utilized to offset the income tax provision.

Liquidity and Capital Resources

As of June 30, 2004, we had $386 million in cash, cash equivalents, short-term investments and restricted cash. Approximately $23.5 million is restricted cash collateralizing letters of credit issued in favor of certain suppliers and landlords. Also included in restricted cash are amounts held by our credit card processor company. We generally invest excess cash to make such funds readily available for operating purposes. Cash equivalents and short-term investments are primarily comprised of highly liquid, high quality, investment grade debt instruments.

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

Net cash provided by operating activities for the six months ended June 30, 2004 was $20.8 million, resulting from net income of $16.5 million, non-cash items not affecting June 30, 2004 cash flows of $7.0 million, partially offset by $2.7 million of changes in working capital. The changes in working capital for the six months ended June 30, 2004, were primarily related to a $13.0 million increase in accounts receivable, offset by an $11.6 million increase in accounts payable and accrued expenses. The increases in accounts receivable and accounts payable were primarily due to increases in revenues and related cost of revenues attributable to increased hotel, vacation package and rental car transactions. Non-cash items were primarily associated with the depreciation and amortization of property and equipment and intangible assets, primarily those acquired in our acquisition of Travelweb, LLC. Net cash provided by operating activities for the six months ended June 30, 2003, was $8.0 million, resulting from a net loss of approximately $42,000 together with $6.0 million of negative changes in certain assets and liabilities offset by non-cash items not affecting June 30 cash flows of approximately $14.0 million. The changes in working capital for the six months ended June 30, 2003, were primarily related to an approximately $11.6 million increase in accounts receivable, and an approximately $6.5 million increase in accounts payable and accrued expenses. The increase in accounts receivable and accounts payable and accrued expenses was primarily due to increased hotel revenues. Non-cash items were primarily a warrant charge and the depreciation and amortization of property and equipment.

Net cash used in investing activities was approximately $61 million for the six months ended June 30, 2004, and approximately $10.7 million for the six months ended June 30, 2003. Investing activities in the six months ended June 30, 2004 was affected by the purchase of short-term investments and marketable securities in the amount of approximately $55 million. In both years, net cash used in investing activities was also affected by purchases of property and equipment. During the six months ended June 30, 2004, we invested $3.5 million, net of cash acquired, in acquisitions. During the six months ended June 30, 2003, Lowestfare.com, our wholly-owned subsidiary, invested approximately $11.7 million in an equity investment and other acquisitions.

Net cash provided by financing activities was approximately $103 million and $4.7 million for the six months ended June 30, 2004 and 2003, respectively. The cash provided by financing activities during the six months ended June 30, 2004, was primarily the $100 million proceeds from our issuance of convertible senior notes. Proceeds from the exercise of employee stock options provided cash of $5.9 million and $4.7 million during the periods ended June 30, 2004 and 2003, respectively.

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

We have a history of incurring operating losses

We had an accumulated deficit of approximately $1.5 billion at June 30, 2004. A depressed retail environment for the sale of airline tickets and a general decline in leisure travel since the events of September 11, 2001, have had a negative impact on our business and results of operations. If our gross profit does not grow as expected, we may incur future losses and may not sustain profitability in future years.

Our business is subject to negative impact by factors outside of our control. For example, in the weeks following the commencement of the military conflict with Iraq during March  2003, and the outbreak of Severe Acute Respiratory Syndrome, or SARS, in Asia and elsewhere in the second quarter 2003, we experienced a substantial decline in demand for our travel products and an increase in customer service costs and ticket refunds and cancellations. We believe that our first quarter and second quarter 2003 financial results were adversely affected by the war in Iraq and the outbreak of SARS. Further military conflict or new outbreaks of SARS or another travel-related health concern could have a material adverse effect on our business, results of operations and financial condition. In addition, terrorist attacks, the fear of future terrorist attacks, hostilities involving the United States in other areas of the world or the fear of future outbreaks like SARS are likely to contribute to a general reluctance by the public to travel and, as a result, may have a material adverse effect on our business, results of operations and financial condition.

Our ability to satisfy customers may be adversely affected by a number of factors outside of our control.

After the terrorist attacks of September 11, 2001, and, more recently, following the outbreak of war with Iraq, the major airlines grounded portions of their fleets, which significantly reduced the number of available airline seats, and deeply discounted retail airline tickets to stimulate demand. In addition, as low-cost carriers gain market share, network carriers have discounted retail tickets to maintain share. These actions have had a detrimental effect on our business. Deep retail discounting by the airlines affects our demand by hurting the Name Your Own Price® value proposition and making users less willing to accept the trade-offs associated with our Name Your Own Price® leisure airline tickets. In addition, decreased airline capacity hurts our business by reducing the levels of inventory available to us and increasing our cost of inventory. Customer offer prices have not kept pace with the increase in our cost of inventory and are, therefore, lower in proportion to our average cost of supply.

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

We may not be successful in continuing to grow our retail travel services.

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

During the three months ended June 30, 2004, sales of airline tickets from our five largest and two largest airline suppliers accounted for approximately 76.9% and 42.0% of total airline tickets sold, respectively. As a result, currently we are substantially dependent upon the continued participation of these airlines in priceline.com in order to maintain and continue to grow our total gross profit.

We currently have 34 airlines participating in the Name Your Own Price® system. However, our arrangements with the airlines that participate in our Name Your Own Price® system:

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

Due to our dependence on the airline industry, we could be severely affected by changes in that industry, and, in many cases, we will have no control over such changes or their timing. For example, we believe that our business was adversely affected by the general reduction in airline capacity after September 11, 2001. Further, since the September 11, 2001 terrorist attacks, several major U.S. airlines are struggling financially and have either filed for reorganization under the United States Bankruptcy Code or discussed publicly the risks of bankruptcy. To the extent other major U.S. airlines that participate in our system declare bankruptcy, they may be unable or unwilling to honor tickets sold for their flights. Our policy in such event would be to direct customers seeking a refund or exchange to the airline, and not to provide a remedy ourselves. Because we are the merchant-of-record on sales of Name Your Own Price® airline tickets to our customers, however, we could experience a significant increase in demands for refunds or credit card charge-backs from customers, which would materially and adversely affect our business. In addition, because Name Your Own Price® customers do not choose the airlines on which they are to fly, the bankruptcy of a major U.S. airline or the possibility of a major U.S. airline declaring bankruptcy could discourage customers from using our Name Your Own Price® system to book airline tickets.

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

We are dependent on certain hotels

Our financial prospects are significantly dependent upon our sale of hotel room nights. During the six months ended June 30, 2004, sales of hotel room nights from our five largest hotel suppliers accounted for approximately 48% of total hotel room nights sold. As a result, currently we are substantially dependent upon the continued participation of these hotels in priceline.com in order to maintain and continue to grow our total gross profit.

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

As a general matter, during the course of our business, we are in continuous dialogue with our major hotel suppliers about the nature and extent of their participation in our system. If hotel occupancy rates improve to the point that our hotel suppliers no longer place the same value on our distribution systems, such suppliers may reduce the amount of inventory they make available through priceline.com and Travelweb LLC. The significant reduction on the part of any of our major suppliers of their participation in our system for a sustained period of time or their complete withdrawal could have a material adverse effect on our business, results of operations and financial condition.

The bankruptcy, discontinuance or consolidation of our suppliers could harm our business.

We are heavily dependent on our suppliers. One of our largest airline suppliers, United Airlines, is currently operating under the protection of federal bankruptcy laws, and certain other major suppliers, including U.S. Airways and Delta Air Lines, have disclosed publicly the possibility of seeking the protection of the federal bankruptcy laws. If any of our suppliers currently in bankruptcy liquidates or does not emerge from bankruptcy and we are unable to replace such supplier as a participant in priceline.com, our business would be adversely affected. In addition, in the event that another of our major suppliers voluntarily or involuntarily declares bankruptcy and is subsequently unable to successfully emerge from bankruptcy, and we are unable to replace such supplier, our business would be adversely affected. Further, as discussed in “We are dependent on the airline industry and certain airlines”, because our Name Your Own Price® customers do not choose the airline, hotel or rental car company on which they are booked, the bankruptcy of a major supplier or even the possibility of a major supplier declaring bankruptcy, could discourage consumers from booking their travel products through us. If any or all of such companies discontinue their business, and we are unable to find other suppliers, it would have a material adverse effect on our business, results of operations and financial condition.

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

Acquisitions could result in operating difficulties

As part of our business strategy, we acquired a substantial majority of Travelweb LLC in May 2004 and entered into an agreement whereby we may acquire all of the equity we do not currently own at a future time. We may enter into additional business combinations and acquisitions in the future. Acquisitions may result in dilutive issuances of equity securities, use of our cash resources, incurrence of debt and amortization of expenses related to intangible assets. The acquisition Travelweb was accompanied by a number of risks, including:

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

Travelweb’s business model exposes us to certain risks that we have not traditionally experienced in the hotel business.

Travelweb distributes hotel rooms pursuant to a merchant model, which is based on merchant arrangements it makes directly with individual hotel chains and independent hotel properties. Travelweb receives inventory directly from a hotel at a negotiated rate, and determines the retail price at which it will offer it to the consumer, within contractual limitations. Prior to our acquisition of Travelweb in May 2004, we did not have experience selling a disclosed-price merchant model hotel product, and there can be no assurance we will have success with such a model in the future.

Many hotels use merchant arrangements with companies like Travelweb to dispose of excess hotel room inventory at wholesale rates. If hotels experience increased demand for rooms, they might reduce the amount of room inventory they make available through Travelweb. Similarly, many hotels distribute room inventory through their own websites and therefore might increase negotiated rates for merchant rate inventory sold through Travelweb, decreasing the margin available to Travelweb.

In addition, Travelweb makes merchant hotel inventory available to certain affiliate travel distributors, including Orbitz, Inc., which hotel room inventory is subsequently offered. Such affiliates offer such inventory to consumers. If Orbitz or other affiliates cease distributing Travelweb inventory, or significantly reduce the amount of Travelweb inventory they offer to consumers, the business of Travelweb would be negatively impacted.

We issued $125 million of Convertible Senior Notes due August 2010, which provide for mandatory repayment beginning in 2008 and could result in dilution of our earnings per share.

In August 2003, we issued $125 million aggregate principal amount of Convertible Senior Notes due August 1, 2010, with an interest rate of 1%. The notes are convertible, subject to certain conditions, into our common stock at the option of the holder, at a conversion price of approximately $40.00 per share, subject to adjustment upon the occurrence of specified events. Each $1,000 principal amount of notes will initially be convertible into 25 shares of our common stock if, on or prior to August 1, 2008, the closing price of our common stock for at least 20 trading days in the 30 consecutive trading days ending on the first day of a conversion period, as defined in the offering memorandum related to the notes, is more than 110% of the then current conversion price of the notes, or after August 1, 2008, the closing price of our common stock is more than 110% of the then current conversion price of the notes. The notes are also convertible in certain other circumstances set forth in the offering memorandum, such as a change in control of priceline.com. In addition, the notes will be redeemable at our option beginning in 2008, and the holders may require us to repurchase the notes on August 1, 2008 or in certain other circumstances. While we currently have sufficient cash and short-term investments to repay the notes, there can be no assurance that we will be able to repay or refinance the notes on the repayment date. In addition, the purchase of our notes with shares of our common stock or the conversion of the notes into our common stock could result in dilution of our earnings per share. Further, to the extent that the EITF adopts a pending proposal that contingently convertible debt, such as the Convertible Senior Notes, be included in diluted earnings per share, we would be required to include in our diluted earnings per share calculation 3,125,000 additional shares of priceline.com common stock retroactive to August 2003, which would have the effect of reducing our reported diluted earnings per share. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Accounting Pronouncements.”

We issued $100 million of Convertible Senior Notes due January 15, 2025, which provide for mandatory repayment beginning in 2010 and could result in dilution of our earnings per share.

In June 2004, we issued $100 million aggregate principal amount of Convertible Senior Notes due January 15, 2025, with an interest rate of 2.25%. The notes are convertible, subject to certain conditions, into our common stock at the option of the holder, at a conversion price of approximately $37.95 per share, subject to adjustment upon the occurrence of specified events. Each $1,000 principal amount of notes will initially be convertible into 26.3505 shares of our common stock if, on or prior to January 15, 2025, certain conditions occur. The notes are also convertible in certain other circumstances set forth in the offering memorandum, such as a change in control of priceline.com. In the event substantially all of our common stock is acquired prior to January 15, 2010, for substantially all cash, we could be required to make additional payments to the holders of amounts ranging from $0 to $19.1 million depending upon the date of the transaction and our then current stock price. In addition, the notes will be redeemable at our option beginning January 20, 2010, and the holders may require us to repurchase the notes on January 15, 2010, 2015 and 2020 or in certain other circumstances. While we currently have sufficient cash and short-term investments to repay the notes, there can be no assurance that we will be able to repay or refinance the notes on the repayment date. In addition, the purchase of our notes with shares of our common stock or the conversion of the notes into our common stock could result in dilution of our earnings per share. Further, to the extent that the EITF adopts a pending proposal that contingently convertible debt, such as the Convertible Senior Notes, be included in diluted earnings per share, we would be required to include in our diluted earnings per share calculation 2,635,046 additional shares of priceline.com common stock retroactive to June 2004, which would have the effect of reducing our reported diluted earnings per share. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Accounting Pronouncements.”

Uncertainty regarding payment of sales and hotel occupancy taxes

We review and interpret, on an ongoing basis, the tax laws in various states and other jurisdictions relating to the payment of state and local hotel occupancy and other related taxes. In connection with our review, we have met and had discussions with taxing authorities in certain jurisdictions but the ultimate resolution in any particular jurisdiction cannot be determined at this time. Currently, hotels collect and remit hotel occupancy and related taxes to the various tax authorities based on the amounts collected by the hotels. Consistent with this practice, we recover the taxes on the underlying cost of the hotel room night from customers and remit the taxes to the hotel operators for payment to the appropriate tax authorities. Several jurisdictions have indicated that they may take the position that hotel occupancy tax is applicable to the differential between the price paid by a customer for our service and the cost to us of the underlying room. Historically, we have not collected taxes on this differential. Some state and local jurisdictions could assert that we are subject to sales or hotel occupancy taxes on this differential and could seek to collect such taxes, either retroactively or prospectively or both. Such actions may result in substantial tax liabilities for past sales and could have a material adverse effect on our business and results of operations. To the extent that any tax authority succeeds in asserting that any such tax collection responsibility exists, it is likely that, with respect to future transactions, we would collect any such additional tax obligation from our customers, which would have the effect of increasing the cost of hotel room nights to our customers and, consequently, could reduce our hotel sales. We will continue to assess the risks of the potential financial impact of additional tax exposure, and to the extent appropriate, we will reserve for those estimates of liabilities.

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

We potentially face competition from a number of large Internet companies and services that have expertise in developing online commerce and in facilitating Internet traffic, including Amazon.com, AOL, MSN, Google.com and Yahoo!, who could choose to compete with us either directly or indirectly through affiliations with other e-commerce or off-line companies. Other large companies with strong brand recognition, technical expertise and experience in Internet commerce could also seek to compete with us. Competition from these and other sources could have a material adverse effect on our business, results of operations and financial condition. For example, growth in the trend of utilizing Internet search engines to capture travel demand could require us to invest additional amounts in on-line search advertising if we are to maintain market share.

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

The secure transmission of confidential information over the Internet is essential in maintaining consumer and supplier confidence in the priceline.com service. Substantial or ongoing security breacheswhether instigated internally or externally on our system or other Internet-based systems could significantly harm our business. We currently require buyers to guarantee their offers with their credit card, either online or through our toll-free telephone service. We rely on licensed encryption and authentication technology to effect secure transmission of confidential information, including credit card numbers. It is possible that advances in computer capabilities, new discoveries or other developments could result in a compromise or breach of the technology used by us to protect customer transaction data.

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

Hutchison Whampoa Limited and its 49.97% shareholder, Cheung Kong (Holdings) Limited, collectively beneficially owned approximately 34% of our outstanding common stock as of June 30, 2004, based on public filings with the SEC. Together, Cheung Kong (Holdings) Limited and Hutchison Whampoa Limited have appointed three of the twelve members of our Board of Directors. As a result of their ownership and positions, Cheung Kong (Holdings) Limited and Hutchison Whampoa Limited collectively are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of our company. In addition, both

Cheung Kong (Holdings) Limited and Hutchison Whampoa Limited have registration rights with respect to their shares of priceline.com. On May 4, 2004, we filed with the Securities and Exchange Commission a shelf registration statement covering, among other things, up to 10 million shares of our common stock held by Hutchison Whampoa Limited and Cheung Kong (Holdings) Limited. There can be no assurance that Cheung Kong (Holdings) Limited, Hutchison Whampoa Limited, or both, will not dispose of all or substantially all of our common stock held by them at any time after the effectiveness of the shelf registration statement. Sales of significant amounts of shares held by Cheung Kong (Holdings) Limited or Hutchison Whampoa Limited, or the prospect of these sales, could adversely affect the market price of our common stock.

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

Substantially all of our computer hardware for operating our services is currently located at a web hosting facility operated by SAVVIS. If SAVVIS is, for any reason, unable to support our web site, we would need to quickly complete the activation of our secondary site at the ATT web hosting facility. Any of these conditions could cause disruptions to our business, exposure to potentially damaging press coverage of the problems, and the acceleration of our build out of the ATT data center would have a material adverse effect on our business, results of operations, and financial condition.

Our communications infrastructure is provided by AT&T and MCI. If they are unable, for any reason, to support the communications infrastructure they provide us, instabilities in our systems could increase until such time as we were able to replace their services.

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

A substantial amount of our computer hardware for operating our services is currently located at the facilities of SAVVIS in New Jersey. These systems and operations are vulnerable to damage or interruption from human error, floods, fires, power loss, telecommunication failures and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at the

SAVVIS facility could result in lengthy interruptions in our services. In addition, the failure by SAVVIS to provide our required data communications capacity could result in interruptions in our service. Any system failure that causes an interruption in service or decreases the responsiveness of the priceline.com service could impair our reputation, damage our brand name and have a material adverse effect on our business, results of operations and financial condition.

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

The adoption by FASB of its proposed Statement, “Share-Based Payment, an amendment of FASB Statements No. 123 and 95,” would negatively impact our business results.

On March 31, 2004, the FASB issued a proposed Statement, “Share-Based Payment, an amendment of FASB Statements No. 123 and 95,” that addresses the accounting for share-based payment awards issued to employees. The proposed statement would eliminate the ability to account for share-based compensation transactions using the intrinsic value method prescribed by Accounting Principles Board (“APB”), Opinion No. 25, “Accounting for Stock Issued to Employees,” and would require that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statements of operations. The proposed standard would require that the modified prospective method be used, which requires that the fair value of new awards granted from the beginning of the year of adoption (plus unvested awards at the date of adoption) be expensed over the vesting term. In addition, the proposed statement encourages the use of the “binomial” approach to value stock options, which differs from the Black-Scholes option pricing model that we currently use for purposes of deriving pro forma compensation expenses as reflected in the footnotes to our consolidated financial statements. The effective date of the proposed standard for public companies is currently for fiscal years beginning after December 15, 2004. Should this proposed statement be finalized in its current form, it will have a significant impact on our consolidated statements of operations as we will be required to expense the fair value of our stock option grants rather than disclose the impact on our consolidated operations within our footnotes.

Legal Proceedings.

We are a party to the legal proceedings described in Note 16 to our Unaudited Consolidated Financial Statements. The defense of the actions described in Note 16 may increase our expenses and an adverse outcome in any of such actions could have a material adverse effect on our business, results of operations and financial condition.

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

The trading prices of Internet company stocks in general, including ours, have experienced extreme price and volume fluctuations. To the extent that the public’s perception of the prospects of Internet or e-commerce companies is negative, our stock price could decline further, regardless of our results. Other broad market and industry factors may decrease the market price of our common stock, regardless of our operating performance. Market fluctuations, as well as general political and economic conditions, such as a recession or interest rate or currency rate fluctuations, also may decrease the market price of our common stock. The market value of e-commerce stocks has declined dramatically recently based on growth, profitability and other concerns. Negative market conditions could adversely affect our ability to raise additional capital.

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

The products and services we, offer through the priceline.com service are regulated by federal and state governments. Our ability to provide such products and services is and will continue to be affected by such regulations. The implementation of unfavorable regulations or unfavorable interpretations of existing regulations by courts or regulatory bodies could require us to incur significant compliance costs, cause the development of the affected markets to become impractical and otherwise have a material adverse effect on our business, results of operations and financial condition.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We manage our exposure to interest rate risk through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments. We use derivative financial instruments, including an interest rate hedge to manage market risks. Additional information regarding our interest rate hedge is contained within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Derivative Financial Instruments” in our December 31, 2003 Annual Report on Form 10-K.

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

We did not experience any material changes in interest rate exposures during the three and six months ended June 30, 2004. Based upon economic conditions and leading market indicators at June 30, 2004, we do not foresee a significant adverse change in interest rates in the near future.

As of June 30, 2004, after adjusting for the effect of the interest rate swap agreement, we have fixed rate debt of approximately $223.3 million. The fair market value of our debt was approximately $219 million as of June 30, 2004.

As of June 30, 2004, we held an interest rate swap agreement on $45 million notional value of our fixed rate debt. The fair value (cost if terminated) of this swap as of June 30, 2004 was approximately $1.8 million. A 10% adverse fluctuation in the 3-month LIBOR rate as of June 30, 2004, would decrease the interest rate swap’s fair value by approximately $644,000. Any increase or decrease in the fair value of the Company’s interest rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability, or cash flow.

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

Item 4. Controls and Procedures

Prior to filing this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2004, our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions, and there can be no assurance that any design will succeed in achieving its stated goals.

In addition, we reviewed our internal controls, and, except as further described in this paragraph, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls to the date of their last evaluation. In May 2004, our wholly-owned subsidiary, Lowestfare.com Incorporated, acquired 71.4% of the equity interest in Travelweb LLC and entered into an agreement whereby we may acquire the remaining equity interests at a future date, at which time Travelweb will become a wholly-owned subsidiary of Lowestfare.com. As a result of the acquisition of Travelweb, we have undertaken a review of Travelweb’s internal controls and made changes that we believed to be appropriate to those internal controls as we integrate Travelweb’s business with ours. As we further integrate Travelweb’s business, we will continue to review Travelweb’s internal controls and may take further steps to ensure that its internal controls are effective and integrated appropriately.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

A description of material legal proceedings to which we are a party is contained in Note 16 to the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

Item 4. Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on June 1, 2004. Listed below are descriptions of the maters voted on and the results of such meeting.

	Number of Stockholders
Matter Voted On	For	Withheld
1. Election of Directors
Jeffery H. Boyd	34,586,954	57,218
Ralph M. Bahna	34,455,357	188,815
Howard W. Barker, Jr.	34,585,686	58,486
Jeffrey E. Epstein	30,256,339	4,387,833
Patricia L. Francy	34,569,996	74,176
James M. Guyette	34,549,816	94,356
Edmond Tak Chuen Ip	30,157,747	4,486,425
Dominic Kai Ming Lai	34,561,530	82,642
Marshall Loeb	30,254,116	4,390,056
Nancy B. Peretsman	34,525,631	118,541
Ian F. Wade	34,561,174	82,998

	For	Against	Abstaining	Broker Non-Votes
2. Ratification of appointment of Deloitte & Touche LLP as independent auditors for fiscal year ending December 31, 2004	34,458,339	159,943	25,890	—

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description
4.6	Registration Rights Agreement, dated as of June 28, 2004, among priceline.com Incorporated and the initial purchasers named therein.
4.7	Indenture, dated as of June 28, 2004, between priceline.com Incorporated and American Stock, Transfer & Trust Company, as Trustee (including the form of note contained therein).
12.1	Calculation of Ratio of Earnings to Fixed Charges and Preferred Dividends.
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)Reports on Form 8-K

On May 6, 2004, we furnished a report on Form 8-K in connection with our first quarter 2004 earnings announcement. On May 27, 2004, we furnished a report on Form 8-K in connection with the presentation materials to be presented at the Goldman Sachs Annual Internet Conference in Las Vegas, Nevada. On June 23, 2004 we furnished a report on Form 8-K in connection with the proposed private offering of $75 million convertible notes and second quarter 2004 revised guidance. On June 23, 2004 we furnished a report on Form 8-K in connection with the pricing of a $90 million convertible debt offering. On June 25, 2004 we furnished a report on Form 8-K in connection with the exercise of the initial purchasers option to purchase an additional $10 million of 2.25% convertible senior notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICELINE.COM INCORPORATED (Registrant)
Date: August 9, 2004	By:	/s/ Robert J. Mylod, Jr.
		Name:	Robert J. Mylod, Jr.
		Title:	Chief Financial Officer (On behalf of the Registrant and as principal financial officer)