Form 10-K/A
period 2003-12-31
PRICELINE COM INC
filed 2004-09-24
CIK 1075531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

The aggregate market value of common stock held by non-affiliates of priceline.com as of June 30, 2004 was approximately $636 million based upon the closing price reported for such date on the Nasdaq National Market.  For purposes of this disclosure, shares of common stock held by persons who are known by priceline.com to own more than 5% of the outstanding shares of common stock on June 30, 2004 and shares held by executive officers and directors of priceline.com on June 30, 2004 have been excluded because such persons may be deemed to be affiliates of priceline.com.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of priceline.com’s common stock was 38,788,415 as of September 21, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This second amendment to priceline.com Incorporated’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed by priceline.com on March 15, 2004, is being filed for the purpose of amending the information required by Part IV, Item 15 of Form 10-K.

Index

PART IV

Item 15.	Exhibits
Signatures

Part IV

Item 15.  Exhibits

(c)                                  Exhibits

Exhibit Number	Description

10.82	Priceline Mortgage Company, L.L.C. Financial Statements for the Years ended December 31, 2003 and 2002 and Independent Auditors’ Report
23.1	Consents of Deloitte & Touche LLP
31.1	Certificate of Jeffery H. Boyd, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Robert J. Mylod, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Jeffery H. Boyd, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
32.2	Certification of Robert J. Mylod, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

PRICELINE.COM INCORPORATED

By:	/s/ Jeffery H. Boyd
	Name:	Jeffery H. Boyd
	Title:	Chief Executive Officer
	Date:	September 24, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*	Chairman Director	September 24, 2004
Ralph M. Bahna

/s/ Jeffery H. Boyd	President, Chief Executive Officer and	September 24, 2004
Jeffery H. Boyd	Director (Principal Executive Officer)

/s/ Thomas P. D’Angelo	Chief Accounting Officer and Controller	September 24, 2004
Thomas P. D’Angelo	(Principal Accounting Officer)

/s/ Robert J. Mylod Jr.	Chief Financial Officer	September 24, 2004
Robert J. Mylod Jr.	(Principal Financial Officer)

*	Director	September 24, 2004
Howard W. Barker, Jr.

*	Director	September 24, 2004
Jeffrey E. Epstein

*	Director	September 24, 2004
Patricia L. Francy

*	Director	September 24, 2004
James M. Guyette

*	Director	September 24, 2004
Edmond Tak Cheun Ip

*	Director	September 24, 2004
Dominic Kai Ming Lai

*	Director	September 24, 2004
Marshall Loeb

*	Director	September 24, 2004
Nancy B. Peretsman

*	Director	September 24, 2004
Ian F. Wade

	Director	September 24, 2004
James M. Guyette

*	/s/ JEFFERY H. BOYD
Name: Jeffery H. Boyd
Title: Attorney-in-fact