Form 10-Q
period 2004-09-30
PRICELINE COM INC
filed 2004-11-09
CIK 1075531

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-25581

PRICELINE.COM INCORPORATED
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1528493 (I.R.S. Employer Identification Number)
800 Connecticut Avenue Norwalk, Connecticut 06854 (address of principal executive offices)
(203) 299-8000 (Registrant's telephone number, including area code)
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. YES ☒.    NO ☐.

        Number of shares of Common Stock outstanding at November 8, 2004:

Common Stock, par value $0.008 per share	38,830,395
(Class)	(Number of Shares)

priceline.com Incorporated
Form 10-Q

For the Quarter Ended September 30, 2004

PART I—FINANCIAL INFORMATION

Item 1.    Consolidated Condensed Financial Statements

priceline.com Incorporated
CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share data)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$77,281	$93,732
Restricted cash	25,968	22,485
Short-term investments	144,381	151,736
Accounts receivable, net of allowance for doubtful accounts of $1,196 and $794, respectively	24,146	10,782
Prepaid expenses and other current assets	7,223	4,778

Total current assets	278,999	283,513
Property and equipment, net	15,899	16,524
Intangible assets, net	96,651	7,053
Goodwill	130,118	8,779
Other assets	16,186	21,915

Total assets	$537,853	$337,784

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$50,640	$25,061
Accrued expenses	25,096	21,031
Deferred merchant bookings	7,398	—
Other current liabilities	3,512	3,522

Total current liabilities	86,646	49,614
Deferred taxes	25,310	—
Other long-term liabilities	632	1,069
Minority interest	4,471	—
Long-term debt	224,572	124,524

Total liabilities	341,631	175,207

Series B Mandatorily Redeemable Preferred Stock, $0.01 par value per share; 80,000 authorized shares; $1,000 liquidation value per share; 80,000 shares issued; 13,470 and 13,470 shares outstanding, respectively	13,470	13,470
Stockholders' equity:
Common stock, $0.008 par value per share, authorized 1,000,000,000 shares, issued 41,297,314 and 40,103,374 shares, respectively	316	306
Treasury stock, 2,496,326 shares and 2,496,326 shares, respectively	(350,628)	(350,628)
Additional paid-in capital	2,063,451	2,055,607
Deferred compensation	(1,390)	(1,408)
Accumulated deficit	(1,530,448)	(1,555,444)
Accumulated other comprehensive income	1,451	674

Total stockholders' equity	182,752	149,107

Total liabilities and stockholders' equity	$537,853	$337,784

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Merchant revenues	$226,453	$240,584	$693,324	$676,135
Agency revenues	8,671	1,895	23,866	4,376
Other revenues	758	962	2,212	2,983

Total revenues	235,882	243,441	719,402	683,494

Cost of merchant revenues	184,627	202,793	570,994	569,365
Cost of agency revenues	151	—	151	—
Cost of other revenues	—	—	—	—

Total costs of revenues	184,778	202,793	571,145	569,365

Gross profit	51,104	40,648	148,257	114,129

Operating expenses:
Advertising—Offline	7,178	5,524	27,459	19,011
Advertising—Online	7,471	4,760	18,961	13,145
Sales and marketing, which includes warrant costs of $6,638 for the nine months ended September 30, 2003	8,711	7,242	24,513	28,533
Personnel, including stock based compensation of $126 and $106 for the three months ended September 30, 2004 and 2003, respectively, and $344 and $176 for the nine months ended September 30, 2004 and 2003, respectively	8,162	7,547	24,398	22,676
General and administrative, including option payroll taxes of $6 and $154 for the three months ended September 30, 2004 and 2003, respectively, and $344 and $256 for the nine months ended September 30, 2004 and 2003, respectively	4,301	3,212	12,264	8,775
Information technology	2,272	1,878	7,241	6,849
Depreciation and amortization	3,359	2,510	8,144	9,209
Restructuring charge/(reversal)	—	(137)	(12)	(137)

Total operating expenses	41,454	32,536	122,968	108,061

Operating income	9,650	8,112	25,289	6,068
Other income:
Interest income	1,655	596	3,794	1,539
Interest expense	(1,299)	(367)	(2,431)	(413)
Equity in income (loss) of investees, net	9	1,389	(152)	2,494
Other	56	—	75	—

Total other income	421	1,618	1,286	3,620

Earnings before income taxes	10,071	9,730	26,575	9,688
Income tax expense	67	—	67	—

Net income	10,004	9,730	26,508	9,688
Preferred stock dividend	(740)	(1,194)	(1,512)	(1,491)

Net income applicable to common stockholders	$9,264	$8,536	$24,996	$8,197

Net income applicable to common stockholders per basic common share	$0.24	$0.22	$0.66	$0.22

Weighted average number of basic common shares outstanding	38,684	38,044	38,111	37,726

Net income applicable to common stockholders per diluted common share	$0.23	$0.21	$0.63	$0.21

Weighted average number of diluted common shares outstanding	40,279	39,812	39,785	38,883

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
(unaudited)
(In thousands)

	Common Stock				Accumulated Other Comprehensive Income	Treasury Stock
			Additional Paid-in Capital	Accumulated Deficit				Deferred Compensation
	Shares	Amount				Shares	Amount		Total
Balance, January 1, 2004	40,103	$306	$2,055,607	$(1,555,444)	$674	(2,496)	$(350,628)	$(1,408)	$149,107
Net income applicable to common stockholders	—	—	—	24,996		—	—	—	24,996
Unrealized (loss) on marketable securities	—	—	—	—	(563)	—	—	—	(563)
Currency translation adjustment	—	—	—	—	1,340	—	—	—	1,340

Comprehensive income	—	—	—	—	—	—	—	—	25,773
Issuance of common stock under deferred compensation plan	12	—	326	—	—	—	—	(326)	—
Amortization of deferred compensation	—	—	—	—	—	—	—	344	344
Issuance of preferred stock dividend	80	1	1,511	—	—	—	—	—	1,512
Exercise of options	1,102	9	6,007	—	—	—	—	—	6,016

Balance, September 30, 2004	41,297	$316	$2,063,451	$(1,530,448)	$1,451	(2,496)	$(350,628)	$(1,390)	$182,752

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Nine Months Ended September 30,
	2004	2003
OPERATING ACTIVITIES:
Net income	$26,508	9,688
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,868	5,083
Amortization	5,658	4,126
Provision for uncollectible accounts, net	1,500	2,159
Warrant costs	—	6,638
Equity in loss (income) of investees, net	152	(2,494)
Net gain on disposal of property and equipment	(6)	—
Compensation expense arising from restricted stock awards	344	176
Amortization of debt issuance costs	796	135
Changes in assets and liabilities:
Accounts receivable	(8,561)	(7,332)
Prepaid expenses and other current assets	(1,503)	(389)
Accounts payable and accrued expenses	7,626	24
Other	(92)	1,267

Net cash provided by operating activities	36,290	19,081

INVESTING ACTIVITIES:
Additions to property and equipment	(4,956)	(4,442)
Proceeds from sales of fixed assets	7	—
Maturities of/(investment in) short-term investments/marketable securities, net	6,792	(83,585)
Change in restricted cash and bank certificate of deposit	(2,320)	(2,502)
Equity investment and other acquisitions, net of cash acquired	(158,669)	(11,696)

Net cash (used in) investing activities	(159,146)	(102,225)

FINANCING ACTIVITIES:
Proceeds from issuance of convertible senior notes	100,000	125,000
Proceeds from exercise of stock options and warrants	6,016	10,240
Proceeds from minority investment in subsidiary	3,838	—
Debt issuance costs	(3,503)	(4,038)

Net cash provided by financing activities	106,351	131,202

Effect of exchange rate changes on cash and cash equivalents	54	62

Net increase (decrease) in cash and cash equivalents	(16,451)	48,120
Cash and cash equivalents, beginning of period	93,732	67,182

Cash and cash equivalents, end of period	$77,281	$115,302

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for interest	$1,372	$69

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated
Notes to Unaudited Consolidated Financial Statements

1.    BASIS OF PRESENTATION

        Priceline.com Incorporated ("priceline.com" or the "Company") is responsible for the consolidated financial statements included in this document. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operating results. The Company prepared the consolidated financial statements following the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, the Company condensed or omitted certain footnotes or other financial information that are normally required by GAAP for annual financial statements. These statements should be read in combination with the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

        The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, priceline.com Europe Holdings N. V., and its majority-owned subsidiaries, Travelweb LLC and Active Hotels Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in affiliates in which the Company does not have control, but has the ability to exercise significant influence, are accounted for by the equity method.

        Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. Certain reclassifications have been made to the prior year financial information to conform to the current year presentation.

2.    BUSINESS ACQUISITIONS

  Active Hotels Ltd.

        On September 21, 2004, Priceline.com Holdco U.K. Limited, a newly formed English subsidiary of priceline.com Incorporated, entered into a Sale and Purchase Agreement with shareholders and option holders of Active Hotels Ltd. ("Active Hotels"), one of Europe's leading online reservation providers to the hotel industry.

        The total consideration for all of the Active Hotels shares was £90 million (approximately $161 million), which was determined through arms-length negotiation and paid in cash.

        The acquisition has been accounted for as a purchase business combination. The Company's consolidated financial statements and results of operations include the consolidated accounts of Active Hotels since the acquisition in September 2004. Under the purchase method of accounting, the proportion of the assets acquired and liabilities assumed from Active Hotels are recorded at the date of acquisition, at their respective estimated fair values. The acquisition cost, including transaction costs, was allocated to the underlying net assets of Active Hotels in proportion to their respective preliminary estimated fair values. The Company obtained an independent valuation of the assets acquired and liabilities assumed, including the identification of intangible assets other than goodwill. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill.

        Assets acquired consisted principally of cash and intangible assets. Liabilities assumed consisted principally of accounts payable, accrued expenses and deferred taxes. Goodwill resulting from this transaction amounted to approximately $96 million.

        A preliminary list of the estimated fair value and useful lives of the most significant acquired identifiable intangible assets is as follows:

	($ in thousands)	Useful Lives
Supply and Distribution agreements	$69,300	13 years
Technology	7,300	3 years
Customer list	3,300	2 years
Trade name	2,800	Indefinite

Total:	$82,700

        In connection with the Company's acquisition of Active Hotels, the Company sold a 2.3% equity interest in Active Hotels (the "Purchased Shares") to a group of Active Hotels employees for a cash purchase price per share equal to the purchase price per share paid by the Company to acquire Active Hotels. The Company also granted restricted stock (the "Granted Shares") representing an additional 1.1% equity interest in its Active Hotels subsidiary to certain employees of Active Hotels. Such amount will be expensed over the respective vesting period.

  Active Hotels Revenue Recognition

        Active Hotels principal source of revenues comes from commission payments that it receives from hotel suppliers for acting as an agent in the booking of hotel rooms by its customers. Active Hotels' hotel suppliers are billed for their commission payments owed to Active Hotels and Active Hotels recognizes revenue at the time that Active Hotels' customers complete their stay at the hotel. Commissions earned appear as Agency revenues in our consolidated statements of operations.

  Travelweb LLC.

        In May 2004, Lowestfare.com, a wholly-owned subsidiary of (the Company, acquired 71.4% of the equity interest in Travelweb LLC, a Delaware limited liability company ("Travelweb") owned by Marriott International, Inc. ("Marriott"), Hilton Hotels Corporation ("Hilton"), Hyatt Corporation ("Hyatt"), Starwood Hotels & Resorts Worldwide, Inc. ("Starwood"), InterContinental Hotels Group ("InterContinental") and Pegasus Solutions, Inc. ("Pegusus"), or their affiliates. Travelweb is a full-service, automated hotel distribution network founded by Marriott, Hilton, Hyatt, Starwood Hotels, Pegasus and InterContinental. The equity interests acquired were all but those held by InterContinental. The Company entered into an agreement with InterContinental whereby the Company may acquire those interests at a future date.

        The purchase price for the interests acquired was $20.8 million, which the Company paid in cash; in addition, the Company will potentially pay an earn-out after 12 months of approximately 954,547 shares of its common stock to the sellers in the event certain performance goals are met.

        The purchase price for the equity interests in Travelweb was determined through arms' length negotiations between management of the Company on the one hand and Travelweb members on the other hand. Prior to the acquisition, Lowestfare.com owned 14.3% of the equity interest in Travelweb, and Jeffery Boyd, a director of the Company and its Chief Executive Officer and President, was a member of the board of directors of Travelweb. Jeffery Boyd is also a member of the board of directors of Lowestfare.com and its Chief Executive Officer. All of Travelweb's founding hotel chains also participate in the Company's Name Your Own Price® hotel service.

        The acquisition increased Lowestfare.com's total ownership of Travelweb to 85.7%. The aggregate investment in Travelweb to date is $28.2 million, consisting of $20.8 million paid in cash in May 2004, the Company's initial 2003 investment in Travelweb and direct acquisition costs.

        The acquisition has been accounted for as a purchase business combination. The Company's consolidated financial statements and results of operations include the consolidated accounts of Travelweb since the acquisition of the additional 71.4% in May 2004. Prior to the May 2004 acquisition, the Company accounted for its investment in Travelweb under the equity method of accounting. Under the purchase method of accounting, the proportion of the assets acquired and liabilities assumed from Travelweb are recorded at the date of acquisition, at their respective estimated fair values. The acquisition cost, including transaction costs, was allocated to the underlying net assets of Travelweb in proportion to their respective estimated fair values. The Company obtained an independent valuation of the assets acquired and liabilities assumed, including the identification of intangible assets other than goodwill. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill.

        In connection with the acquisition, the Company expects to incur costs of approximately $2.5 million for severance and contract terminations related to the acquired business. The Company has identified and notified the affected Travelweb personnel and vendors. Such exiting costs are expected to be paid out in cash and $708,000 was paid as of September 30, 2004.

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

  Travelweb Revenue Recognition and Deferred Merchant Bookings

        Merchant revenues for Travelweb are derived from transactions where its customers use the Travelweb service to purchase hotel rooms from hotel suppliers at rates which are subject to contractual limitation. Charges are billed to customers at the time of booking and are included in Deferred Merchant Bookings until the customer completes his or her stay. Such amounts are generally refundable upon cancellation prior to stay, subject to cancellation penalties in certain cases. Merchant revenues and accounts payable to the hotel supplier are recognized at the conclusion of the customer's stay at the hotel. Travelweb records the difference between the selling price and the cost of the hotel room as merchant revenue.

  Pro Forma Results.

        The following unaudited pro forma financial information presents the combined results of operations of the Company to give effect to the acquisition of Travelweb and Active Hotels as if the acquisitions had occurred as of the beginning of the periods presented. These statements include certain one-time purchase accounting entries and are not necessarily indicative of the actual results of operations that might have occurred, nor are they necessarily indicative of expected results in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per common share amounts)
	2004	2003	2004	2003
Pro forma revenues	$243,748	$253,518	$744,710	$705,298
Pro forma net income (loss) applicable to common stockholders	8,909	5,399	20,029	(1,068)
Pro forma per share amounts:
Net income (loss) per common share- basic	$0.23	$0.14	$0.53	$(0.03)
Net income (loss) per common share- diluted	$0.22	$0.14	$0.50	$(0.03)

3.    STOCK BASED EMPLOYEE COMPENSATION

        The following table summarizes relevant information as to reported results under the Company's APB Opinion No. 25 method of accounting for stock options with supplemental information as if the fair value recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation," had been applied (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Net income applicable to common stockholders, as reported	$9,264	$8,536	$24,996	$8,197
Add: Stock based compensation, as reported	126	106	344	176
Deduct: Total stock based compensation determined under fair value based method for all stock based compensation	(2,666)	(7,170)	(7,671)	(21,369)

Adjusted net income (loss), fair value method for all stock based compensation	$6,724	$1,472	$17,669	$(12,996)

Net income applicable to common stockholders per basic common share, as reported	$0.24	$0.22	$0.66	$0.22
Net income applicable to common stockholders per diluted common share, as reported	$0.23	$0.21	$0.63	$0.21
Basic income (loss) per share, pro forma	$0.17	$0.04	$0.46	$(0.33)
Diluted income (loss) per share, pro forma	$0.17	$0.04	$0.44	$(0.33)

        The fair value of stock options granted was determined on the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30
	2004	2003	2004	2003
Risk-free interest rate	2.8%	2.2%	2.8%	2.2%
Expected lives	3 years	3 years	3 years	3 years
Volatility	95%	97%	95%	97%

        The Company records stock based employee compensation expense related to the amortization of restricted stock awards made to employees. All restricted stock grants to employees represent a fixed number of shares. Accordingly, pursuant to APB Opinion No. 25, the values associated with the awards are fixed at the date of grant and compensation expense is recognized ratably over the vesting period of the grant.

4.    NET INCOME PER SHARE

        The Company computes basic and diluted earnings per share in accordance with SFAS No. 128, "Earnings per Share." SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and potential dilutive common shares outstanding.

        For purposes of calculating basic and diluted earnings per share, we used the following weighted average shares outstanding (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Weighted average common shares
Basic	38,684	38,044	38,111	37,726
Diluted	40,279	39,812	39,785	38,883
Potential dilutive common shares(1)	7,355	5,649	4,029	2,600
Anti-dilutive potential common shares	7,658	6,601	7,579	7,213

(1)
Potentially dilutive common shares includes shares which would be issued upon conversion of convertible debt. These shares are not included in the Diluted Shares provided above.

5.    RECENT ACCOUNTING PRONOUNCEMENTS

        In September 2004, the Emerging Issues Task Force ("EITF") issued statement EITF Issue No. 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share" ("EITF 04-08"). Contingently convertible debt instruments are generally convertible into common shares of an issuer after the common stock price has exceeded a predetermined threshold for a specified period of time (the "market price contingency"). EITF 04-08 requires that shares issuable upon conversion of contingently convertible debt, such as the Company's 2.25% Convertible Senior Notes due January 15, 2005 (the "2.25% Notes") and 1.00% Convertible Senior Notes due August 1, 2010 (the "1% Notes" and, together with the 2.25% Notes, the "Notes"), be included in diluted earnings per share computations regardless of whether the market price contingency contained in the debt instrument has been met. The Company has historically excluded the potential dilutive effect of the conversion feature from diluted earnings per share. EITF 04-08 is effective for reporting periods ending after December 15, 2004 and requires restatement of prior periods to the extent applicable. The adoption of EITF 04-08 will require the Company to include approximately 3,125,000 and 2,635,046 additional shares, respectively, of common stock underlying the 1% Notes and 2.25% Notes in its diluted earnings per share calculation. The dilutive impact of the additional shares in the calculation of our 2003 and 2004 earnings per share will be substantially offset by exclusion of approximately $1 million of quarterly interest and amortization expense associated with the Notes. The Company does, however, expect that the adoption of EITF 04-08 will result in a $.01 reduction in its reported earnings per share for the second quarter of 2004. The adoption of EITF 04-08 could result in a material reduction in our reported earnings per share in future periods.

        In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities". In December 2003, the FASB issued FIN No. 46 (Revised) ("FIN 46-R") to address certain FIN 46 implementation issues. The Company does not hold any significant interest in, nor is it a primary beneficiary of any variable interest entities.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is

generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company has limited involvement with derivative financial instruments and does not use them for trading or speculative purposes. As of September 30, 2004, the Company's only derivative financial instrument is an interest rate hedge agreement in relation to $45 million of the outstanding borrowings of the Convertible Senior Notes. The adoption of SFAS No. 149 on July 1, 2003, as required, had no impact on the Company's consolidated financial statements.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the new standard on July 31, 2003, with no effect on the Company's consolidated financial statements.

13

6.    RESTRUCTURING

        At September 30, 2004, the restructuring liability consisted of estimated remaining severance, real estate costs and professional fees related to the Company's 2000 and 2002 restructuring activities. A roll forward of the Company's restructuring obligation is as follows (in thousands):

Accrued at January 1, 2004	$1,555
Currency translation adjustment	5
Disbursed during 2004	(565)

Accrued at September 30, 2004	$995

At September 30, 2004:
Current portion	$862
Long-term portion	$133

7.    SHORT-TERM INVESTMENTS

        Short-term investments consist of investments with maturities exceeding three months. The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standard (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". All marketable securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses included in "Accumulated Other Comprehensive Income" on the Consolidated Balance Sheet and Statement of Changes in Stockholders' Equity. The Company recorded an unrealized loss of approximately $563,000 for the nine months ended September 30, 2004. The specific-identification method is used to determine the cost of all securities. The marketable securities are presented as current assets in the accompanying Consolidated Balance Sheets, as they are available to meet the short-term working capital needs of the Company.

        The fair value of the investments is based on the quoted market price of the securities at the balance sheet dates. Investments are considered to be impaired when a decline in fair value is judged to be other than temporary. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.

        The following table summarizes, by major security type, the Company's marketable securities as of September 30, 2004 (in thousands):

	Cost	Gross Unrealized Gains (Loss) (net)	Estimated Fair Value
Commercial Paper	$42,922	$(19)	$42,903
Corporate Notes	17,339	(71)	17,268
U.S. Government Agency—Securities	68,859	(190)	68,669
U.S. Government Agency—Discount Notes	7,938	(2)	7,936
Adjustable Rate Mortgages (ARM's)	7,633	(28)	7,605

Total	$144,691	$(310)	$144,381

        Contractual maturities of marketable securities classified as available-for-sale as of September 30, 2004 are as follows (in thousands):

	Cost	Estimated Fair Value
Due within one year	$54,029	$54,004
Due between one year and two years	90,662	90,377

Totals	$144,691	$144,381

        No significant gains or losses were realized for the three and nine months ended September 30, 2004.

8.    INTANGIBLE ASSETS

        The Company's intangible assets consist of the following (in thousands):

		September 30, 2004			December 31, 2003
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with determinable lives:
Supply and distribution agreements	1-13 years	$74,496	$(1,021)	$73,475	$—	$—	$—
Patents	3-15 years	$1,435	$(947)	$488	$1,435	$(896)	$539
Technology	1-3 years	8,890	(477)	8,413	1,200	(50)	1,150
Customer lists	1-3 years	5,150	(409)	4,741	—	—	—
Other	1-15 years	311	(200)	111	528	(224)	304

Sub total:		90,282	(3,053)	87,228	3,163	(1,170)	1,993
Intangible assets with indefinite lives		9,422	—	9,422	5,060	—	5,060

Total intangible assets:		$99,704	$(3,054)	$96,650	$8,223	$(1,170)	$7,053

        Intangible assets with determinable lives are primarily amortized on a straight-line basis. Intangible assets amortization expense was approximately $1.2 million and $153,000 for the three months ended September 30, 2004 and 2003, respectively, and approximately $1.9 million and $347,000 for the nine months ended September 30, 2004 and 2003.

        The estimated amortization expense for the amortizable acquired intangible assets for the remainder of 2004 and years thereafter is expected to be as follows (in thousands):

2004	3,269
2005	12,829
2006	11,026
2007	7,409
2008	5,423
Thereafter	47,271

$87,227

9.    OTHER ASSETS

        Other assets at September 30, 2004 and December 31, 2003 consist of the following (in thousands):

	September 30, 2004	December 31, 2003
Investment in pricelinemortgage	$9,843	$9,421
Investment in Travelweb LLC	—	7,933
Deferred debt issuance costs and other	6,343	4,561

Total	$16,186	$21,915

        Investment in pricelinemortgage represents the Company's 49% equity investment in Priceline Mortgage Company, LLC dba pricelinemortgage and, accordingly, the Company recognizes its pro rata share of pricelinemortgage's operating results, not to exceed an amount that the Company believes represents the investments' estimated fair value. The Company recognized approximately $9,000 and $422,000 of income from its investment in pricelinemortgage for the three and nine months ended September 30, 2004, respectively, and approximately $1.6 and $2.9 million for each of the three and nine months ended September 30, 2003. The Company earned advertising fees from pricelinemortgage of approximately $3,000 and $82,000 for the three and nine months ended September 30, 2004, and approximately $110,000 and $511,000 for the three and nine months ended September 30, 2003.

        Deferred debt issuance costs arose from the Company's issuance of $125 million aggregate principal amount of 1% Convertible Senior Notes due August 1, 2010 and the issuance of $100 million aggregate principal amount of 2.25% Convertible Senior Notes due January 15, 2025. Deferred debt issuance costs of $7.6 million, consisting primarily of underwriting commissions and professional service fees, are being amortized using the effective interest rate method over approximately five year periods.

10.    CONVERTIBLE DEBT

        In August 2003, the Company issued, in a private placement, $125 million aggregate principal amount of Convertible Senior Notes due August 1, 2010, with an interest rate of 1%. The Company used the net proceeds of the offering for general corporate purposes, strategic purposes and working capital requirements. The notes are convertible, subject to certain conditions, into priceline.com's common stock, par value $0.008 per share, at the option of the holder, at a conversion price of approximately $40.00 per share, subject to adjustment upon the occurrence of specified events. Each $1,000 principal amount of notes will initially be convertible into 25 shares of the Company's common stock if, on or prior to August 1, 2008, the closing price of the Company's common stock for at least 20 trading days in the 30 consecutive trading days ending on the first day of a conversion period is more than 110% of the then current conversion price of the notes, or after August 1, 2008, the closing price of the Company's common stock is more than 110% of the then current conversion price of the notes. The notes are also convertible in certain other circumstances, such as a change in control of the Company. In addition, the notes will be redeemable at the Company's option beginning in 2008, and the holders may require the Company to repurchase the notes on August 1, 2008 or in certain other circumstances. Interest on the notes is payable on February 1 and August 1 of each year.

        In November 2003, the Company entered into an interest rate swap agreement whereby it swapped the fixed 1% interest on its Convertible Senior Notes due August 1, 2010 for a floating interest rate based on the 3-month U.S. Dollar LIBOR, minus the applicable margin of approximately 221 basis points, on $45 million notional value of debt. This agreement expires August 1, 2010. The Company designated this interest rate swap agreement as a fair value hedge. The changes in the fair value of the interest rate swap agreement and the underlying debt are recorded as offsetting gains and losses in interest income and expense in the Consolidated Statement of Operations. Hedge ineffectiveness of approximately $40,000 was recorded as a reduction of interest income for the three months ended

September 30, 2004. The fair value (cost if terminated) of this swap as of September 30, 2004 was approximately $498,000 and has been recorded in other long-term liabilities and as an adjustment to the carrying value of debt.

        In June 2004, the Company issued, in a private placement, $100 million aggregate principal amount of Convertible Senior Notes due January 15, 2025, with an interest rate of 2.25%. The Company used the net proceeds of the offering for general corporate purposes, strategic purposes and working capital requirements. The notes are convertible, subject to certain conditions, into priceline.com's common stock, par value $0.008 per share, at the option of the holder, at a conversion price of approximately $37.95 per share, subject to adjustment upon the occurrence of specified events. Each $1,000 principal amount of notes will initially be convertible into 26.3505 shares of the Company's common stock if, on or prior to January 15, 2025, certain conditions occur. The notes are also convertible in certain other circumstances, such as a change in control of the Company. In the event that all or substantially all of the Company's common stock is acquired prior to January 15, 2010, in a transaction in which the consideration paid to holders of the Company's common stock consists of all or substantially all cash, the Company would be required to make additional payments to the holders of amounts ranging from $0 to $19.1 million depending upon the date of the transaction and the then current stock price of the Company. The Company's obligation to make this payment is treated as an embedded derivative which, pursuant to SFAS 133, must be assigned its own value separate and apart from the value of the convertible Senior Notes. The estimated value of the derivative has been established based upon several quantitative and qualitative factors and will be amortized as interest expense ratably over approximately a 5 1/2 year period. Pursuant to SFAS 133, any subsequent changes in the value of the derivative will be recognized as income or expense in the period in which the change in value occurs. In addition, the notes will be redeemable at the Company's option beginning January 20, 2010, and the holders may require the Company to repurchase the notes on January 15, 2010, 2015 and 2020, or in certain other circumstances. Interest on the notes is payable on January 15 and July 15 of each year. The Company filed a Registration Statement on Form S-3 for the resale of the notes and the shares of common stock issuable upon conversion of the notes; however, the SEC has not yet declared the Registration Statement to be effective.

11.    TREASURY STOCK

        On July 31, 2002, the Company's Board of Directors authorized the repurchase of up to $40 million of the Company's common stock from time to time in the open market or in privately negotiated transactions. As part of the stock repurchase program, the Company purchased 897,953 shares of its common stock for its treasury during the period ended December 31, 2002 at an aggregate cost of approximately $11.8 million and purchased an additional 690,000 shares of its common stock for its treasury during the year ended December 31, 2003 at an aggregate cost of approximately $12.2 million. All shares were purchased at prevailing market prices. The Company did not repurchase any shares during the nine months ended September 30, 2004.

        The Company may continue or, from time to time, commence or suspend repurchases of shares under its stock repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors. Whether and when to initiate and/or complete any purchase of common stock and the amount of common stock purchased will be determined in the Company's complete discretion.

        As of September 30, 2004, there were approximately 2.5 million shares of the Company's common stock held in treasury.

12.    REDEEMABLE PREFERRED STOCK

        In August 2004 and 2003, the Company issued Delta Air Lines, Inc. a dividend on the Series B Redeemable Preferred Stock in the amount of 40,240 shares of the Company's common stock. As a result, the Company recorded a non-cash dividend of $740,000 and $1.2 million in the third quarter of 2004 and 2003, respectively.

13.    MARRIOTT WARRANTS

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

14.    TAXES

        The Company has historically incurred cumulative net operating losses ("NOL's") for financial accounting and tax purposes. The effects of the NOL's have given rise to a substantial deferred tax asset that has been utilized to offset the provision for income taxes on substantially all earnings generated to date within the United States. SFAS No. 109, "Accounting for Income Taxes," requires that the Company record a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." At September 30, 2004 the Company has provided a valuation allowance for the full amount of the deferred tax asset.

        Beginning in 2004, the Company became subject to Federal Alternative Minimum Tax ("AMT") for earnings generated within the United States. The Company recognizes AMT expense at the end of each interim period based on the estimated effective AMT tax rate for the full fiscal year. Cumulative adjustments to the Company's estimate are recorded in the interim period in which a change in the estimated annual effective rate is determined.

        The Company recognizes income tax expense related to income generated outside of the United States based upon the applicable tax rates of the foreign countries in which the income is generated. Currently, the substantial majority of the Company's foreign-sourced income is generated in the United Kingdom.

        As part of the purchase accounting associated with the acquisition of Active Hotels, the Company recorded a deferred tax liability in the amount of $25.3 million, primarily related to the assignment of estimated fair value to certain purchases identifiable intangible assets. The deferred tax liability represents an estimate of the differences between future income taxes that will be recognized in the Company's reported operating results and future income taxes that will be incurred and paid as Active Hotels generates future taxable income.

15.    COMMITMENTS AND CONTINGENCIES

  Acquisition of Active Hotels.

        In connection with the Company's acquisition of Active Hotels, the Company sold a 2.3% equity interest in Active Hotels (the "Purchased Shares") to a group of Active Hotels employees for a cash purchase price per share equal to the purchase price per share paid by the Company to acquire Active Hotels. The Company also granted restricted stock (the "Granted Shares") representing an additional 1.1% equity interest in its Active Hotels subsidiary to certain employees of Active Hotels. The holders of the Purchased Shares and the Granted Shares can require the Company to purchase the Purchased Shares and the Granted shares at certain future dates for a purchase price equal to their then fair market value. In addition, the Company can require the holders of the Purchased Shares and the Granted Shares to sell the Purchased Shares and the Granted Shares to the Company at certain future dates for a purchase price equal to their then fair market value.

  Acquisition of Travelweb.

        In connection with the Company's acquisition of Travelweb, it reached an agreement with Intercontinental Hotels Group ("IHG") pursuant to which, under certain circumstances, it may purchase the 14.286% equity interest in Travelweb that is owned by IHG for a cash purchase price of no less than approximately $3.5 million and no greater than approximately $4.1 million. Also, in connection with the Company's acquisition of Travelweb, it agreed to pay additional contingent purchase price consideration to the sellers of Travelweb in the event that certain performance targets are met during the 12-month period following the acquisition date of Travelweb. The additional contingent consideration consists of 954,547 shares of its common stock which had a market value of approximately $21.2 million as of September 30, 2004.

  Litigation.

        On November 24, 2003, the Company was served with a complaint for patent infringement captioned IMX, Inc. v. E-Loan, Inc., InteractiveCorp, LendingTree, Inc. and priceline.com Incorporated. The complaint alleges, among other things, that the Company has infringed, induced others to infringe and/or committed acts of contributory infringement of U.S. Patent number 5,995,947 entitled "Interactive Mortgage and Loan Information and Real-Time Trading Systems." The complaint seeks injunctive relief; unspecified money damages; an order directing defendants to pay IMX's costs and attorneys' fees; and an award of pre-and post-judgment interest. The Company intends to defend vigorously against this action. On January 23, 2004, the Company answered the complaint, denying IMX's allegations, and filed a counterclaim, which seeks a declaration that the patent-in-suit is invalid and/or that the Company does not infringe any claim of the patent and that it does not contribute to or induce the infringement of any claim of the patent. On or about August 24, 2004, IMX filed an amended complaint naming Priceline Mortgage Company LLC ("pricelinemortgage") as an additional defendant in the case. The Company, which remains a defendant in its own right, owns a 49% interest in pricelinemortgage. The amended complaint alleges, among other things, that pricelinemortgage has infringed, induced others to infringe and/or committed acts of contributory infringement of the U.S. Patent number 5,995,947. The amended complaint seeks, against all defendants, injunctive relief; unspecified money damages; an order directing the defendants to pay IMX's costs and attorneys' fees; and an award of pre- and post-judgment interest. The claim for unspecified money damages includes a claim for willful infringement, which carries with it the potential to increase the total damages to up to three times the amount of compensatory damages. Pursuant to an Order of the Court, the Company is not required to answer the amended complaint; its original answer and counterclaim will serve as its response. On October 4, 2004, pricelinemortgage answered the amended complaint, denying IMX's allegations, and filed a counterclaim, which seeks a declaration that the patent-in-suite is invalid and/or that pricelinemortgage does not infringe any claim of the patent and that it does not contribute to or induce the infringement of any claim of the patent. The case is currently in discovery. The Court has set a trial date of January 9, 2006. The Company is unable at this time to predict the outcome of this suit or reasonably estimate a range of possible loss, if any.

        On November 7, 2003, the Company was served with a complaint that purported to be a shareholder derivative action against its Board of Directors and certain of its current and former executive officers, as well as the Company (as a nominal defendant). The complaint alleged, among other things, breach of fiduciary duty, waste of corporate assets and misappropriation of corporate information. The claims in the complaint appear to be substantially repetitive of the claims pending in the derivative action in Delaware which is described below. The action is captioned Don Powell v. Richard S. Braddock, Jay S. Walker, Daniel H. Schulman, Paul A. Allaire, Ralph M. Bahna, Paul J. Blackney, William E. Ford, Marshall Loeb, N. J. Nicholas, Jr., Nancy B. Peretsman, and Heidi G. Miller and priceline.com Incorporated (Superior Court, Judicial District of Stamford/Norwalk, State of Connecticut). On January 28, 2004, defendants Blackney, Nicholas, Peretsman and Loeb moved to dismiss the complaint for lack of personal jurisdiction. On January 29, 2004, defendant Miller moved to dismiss the complaint for lack of personal jurisdiction and for insufficient service of process. On February 27, 2004, defendants Braddock, Walker, Schulman, Allaire, Bahna, Blackney, Loeb, Nicholas, Peretsman, Miller and priceline.com moved to dismiss the complaint for lack of subject matter jurisdiction and defendants Braddock and Schulman also moved to dismiss the complaint for lack of personal jurisdiction and insufficient service of process. At a hearing on May 3, 2004, the Court stated that it would not rule on the pending motions until the pending motions in the Delaware action described above are decided. The Court has scheduled a status conference for January 10, 2005. The Company intends to defend vigorously against this action. The Company is unable to predict the outcome of this suit or reasonably estimate a range of possible loss, if any.

        On March 16, March 26, April 27, and June 5, 2001, respectively, four putative class action complaints were filed in the U.S. District Court for the Southern District of New York naming priceline.com, Inc., Richard S. Braddock, Jay Walker, Paul Francis, Morgan Stanley Dean Witter & Co., Merrill Lynch, Pierce, Fenner & Smith, Inc., BancBoston Robertson Stephens, Inc. and Salomon Smith Barney, Inc. as defendants (01 Civ. 2261, 01 Civ. 2576, 01 Civ. 3590 and 01 Civ. 4956). Shives et al. v. Bank of America Securities LLC et al., 01 Civ. 4956, also names other defendants and states claims unrelated to the Company. The complaints allege, among other things, that priceline.com and the individual defendants violated the federal securities laws by issuing and selling priceline.com common stock in priceline.com's March 1999 initial public offering without disclosing to investors that some of the underwriters in the offering, including the lead underwriters, had allegedly solicited and received excessive and undisclosed commissions from certain investors. By Orders of Judge Mukasey and Judge Scheindlin dated August 8, 2001, these cases were consolidated for pre-trial purposes with hundreds of other cases, which contain allegations concerning the allocation of shares in the initial public offerings of companies other than priceline.com, Inc. By Order of Judge Scheindlin dated August 14, 2001, the following cases were consolidated for all purposes: 01 Civ. 2261; 01 Civ. 2576; and 01 Civ. 3590. On April 19, 2002, plaintiffs filed a Consolidated Amended Class Action Complaint in these cases. This Consolidated Amended Class Action Complaint makes similar allegations to those described above but with respect to both the Company's March 1999 initial public offering and the Company's August 1999 second public offering of common stock. The named defendants are priceline.com, Inc., Richard S. Braddock, Jay S. Walker, Paul E. Francis, Nancy B. Peretsman, Timothy G. Brier, Morgan Stanley Dean Witter & Co., Goldman Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith, Inc., Robertson Stephens, Inc. (as successor-in-interest to BancBoston), Credit Suisse First Boston Corp. (as successor-in-interest to Donaldson Lufkin & Jenrette Securities Corp.), Allen & Co., Inc. and Salomon Smith Barney, Inc. Priceline, Richard Braddock, Jay Walker, Paul Francis, Nancy Peretsman, and Timothy Brier, together with other issuer defendants in the consolidated litigation, filed a joint motion to dismiss on July 15, 2002. On November 18, 2002, the cases against the individual defendants were dismissed without prejudice and without costs. In addition, counsel for plaintiffs and the individual defendants executed Reservation of Rights and Tolling Agreements, which toll the statutes of limitations on plaintiffs' claims against those individuals. On February 19, 2003, Judge Scheindlin issued an Opinion and Order granting in part and denying in part the issuer's motion. None of the claims against the Company were dismissed. On June 26, 2003, counsel for the plaintiff class announced that they and counsel for the issuers had agreed to the form of a Memorandum of Understanding (the "Memorandum") to settle claims against the issuers. The terms of that Memorandum provide that class members will be guaranteed $1 billion dollars in recoveries by the insurers of the issuers and that settling issuer defendants will assign to the class members certain claims that they may have against the underwriters. Issuers also agree to limit their abilities to bring certain claims against the underwriters. If recoveries in excess of $1 billion dollars are obtained by the class from any non-settling defendants, the settling defendants' monetary obligations to the class plaintiffs will be satisfied; any amount recovered from the underwriters that is less than $1 billion will be paid by the insurers on behalf of the issuers. The Memorandum, which is subject to the approval of each issuer, was approved by a special committee of the priceline.com Board of Directors on Thursday, July 3, 2003. Thereafter, counsel for the plaintiff class and counsel for the issuers agreed to the form of a Stipulation and Agreement of Settlement with Defendant Issuers and Individuals ("Settlement Agreement"). The Settlement Agreement implements the MOU and contains the same material provisions. On June 11, 2004, a special committee of the priceline.com Board of Directors authorized the Company's counsel to execute the Settlement Agreement on behalf of the Company. The Settlement Agreement is subject to final approval by the Court and the process to obtain that approval is still pending.

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
Richard S. Braddock, Daniel H. Schulman and Jay S. Walker
3:00 CV 2232 (District of Connecticut).
Michols v. priceline.com Inc.,
Richard S. Braddock, Daniel H. Schulman and Jay S. Walker
3:00 CV 2280 (District of Connecticut).

        All of these cases have been assigned to Judge Dominick J. Squatrito. On September 12, 2001, Judge Squatrito ordered that these cases be consolidated under the Master File No. 3:00cv1884 (DJS), and he designated lead plaintiffs and lead plaintiffs' counsel. On October 29, 2001, plaintiffs served a Consolidated Amended Complaint. On February 5, 2002, Amerindo Investment Advisors, Inc., who is one of the lead plaintiffs in the consolidated action, made a motion for leave to withdraw as lead plaintiff. The court has yet to rule on that motion. On February 28, 2002, the Company filed a motion to dismiss the Consolidated Amended Complaint. On October 7, 2004, the Court issued a Memorandum of Decision granting, in part, and denying, in part, the Company's motion, and ordered the submission of a proposed discovery plan by October 29, 2004. The Company intends to defend vigorously against this action. The Company is unable to predict the outcome of these suits or reasonably estimate a range of possible loss, if any.

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

        From time to time, the Company has been and expects to continue to be subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of third party intellectual property rights by it. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources and could adversely affect the Company's business, results of operations, financial condition and cash flows.

  Uncertainty regarding payment of sales and hotel occupancy and other related taxes.

        The Company is currently conducting a review and interpretation of the tax laws in various states and other jurisdictions relating to the payment of state and local hotel occupancy and other related taxes. In connection with its review, the Company has met and had discussions with taxing authorities in certain jurisdictions but the ultimate resolution in any particular jurisdiction cannot be determined at this time. Currently, hotels collect and remit hotel occupancy and related taxes to the various tax authorities based on the amounts collected by the hotels. Consistent with this practice, the Company recovers the taxes on the underlying cost of the hotel room night from customers and remits the taxes to the hotel operators for payment to the appropriate tax authorities. Several jurisdictions have indicated that they may take the position that sales or hotel occupancy tax is applicable to the differential between the price paid by a customer for the Company's service and the cost to the Company of the underlying room. Historically, the Company has not collected taxes on this differential. Some state and local jurisdictions could assert that the Company is subject to hotel occupancy taxes on this differential and could seek to collect such taxes, either retroactively or prospectively or both. Such actions may result in substantial liabilities for past sales and could have a material adverse effect on the Company's business and results of operations. To the extent that any tax authority succeeds in asserting that such a tax collection responsibility exists, it is likely that, with respect to future transactions, the Company would collect any such additional tax obligation from its customers, which would have the effect of increasing the cost of hotel room nights to the Company's customers and, consequently, could reduce its hotel sales. The Company will continue to assess the risks of the potential financial impact of additional tax exposure, and to the extent appropriate, it will reserve for those estimates of liabilities.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with our financial statements, including the notes to those statements, included elsewhere in this Form 10-Q, and the Section entitled "Special Note Regarding Forward Looking Statements" in this Form 10-Q. As discussed in more detail in the Section entitled "Special Note Regarding Forward Looking Statements," this discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause those differences include, but are not limited to, those discussed in "Factors That May Affect Future Results."

Overview

        General.    We are a leading online travel company that offers our customers a broad range of travel products, including airline tickets, hotel rooms, car rentals, vacation packages and cruises. We offer our customers a unique choice: the ability to purchase certain travel products in a traditional, price-disclosed manner or the opportunity to use our unique Name Your Own Price® service, which allows our customers to make offers for travel products at discounted prices. At present, we derive substantially all of our revenues from the following sources:

  •
  Transaction revenues from our Name Your Own Price® airline tickets, hotel rooms and rental cars service;

  •
  Customer processing fees charged in connection with the sale of both Name Your Own Price® and price-disclosed airline tickets, hotel rooms and rental cars service;

  •
  Worldspan reservation booking fees related to the sale of both Name Your Own Price® airline tickets, hotel rooms and rental cars, and price-disclosed airline tickets and rental cars;

  •
  Commissions primarily related to the sale of price-disclosed hotel rooms, rental cars, cruises and other travel services;

  •
  Transaction revenue from the sale of price-disclosed hotel rooms through our majority-owned subsidiary, Travelweb LLC; and

  •
  Other revenues derived primarily from advertising on our websites and fees for referring customers to affiliates and others.

        Trends.    Our overall financial prospects have been and continue to be significantly dependent upon the sale of leisure airline tickets and, as a result, the health of our business has been directly related to the health of the airline industry. Most domestic airlines, and many of our major suppliers, have experienced, and continue to experience, significant losses. These losses have been compounded by competition from low-cost carriers and, most recently, by high fuel prices, which we believe increase the possibility of the additional bankruptcy and/or the liquidation of one or more of the major domestic airlines. As a result of these and other factors, many of the major airlines have deeply discounted retail airline tickets to maintain market share and, as discussed in more detail in "Other" below, put pressure on third-party intermediaries like us to reduce airline distribution costs. These actions have had, and continue to have, a detrimental effect on our overall airline business and, in particular, our Name Your Own Price®airline ticket service, which represents a significant portion of our total airline ticket revenues. Deep retail discounting by the airlines negatively affects demand for our Name Your Own Price® airline ticket service because it hurts our value proposition and makes users less willing to accept the trade-offs associated with our service for what has become modest fare savings. In addition, decreased airline capacity hurts our business by reducing the levels of inventory available to us and increasing our cost of inventory. Customer offer prices have not kept pace with the increase in our cost of inventory and are, therefore, lower in proportion to our average cost of supply, which has, for the better part of the last two years, materially and negatively affected the number of Name Your Own Price® tickets sold.

        Despite the trends associated with our Name Your Own Price® airline ticket service, the online travel sector, overall, continues to grow, and we believe the opportunity exists for us to broaden our participation in that growth. In an effort to participate in that growth and counter some of the trends described above, we have taken a number of initiatives to diversify our service offerings. We have taken and expect to continue to take steps to diversify our revenue among non-"opaque" products, such as retail airline, hotel and rental car travel products, which we believe will help broaden our customer appeal. To this end, in the fourth quarter of 2003, we began offering customers the ability to purchase airline tickets at disclosed, retail prices. We believe that the results of the launch of our retail airline ticket service, and the related marketing effort, have been positive and we believe we are making progress towards stabilizing and growing total unit sales of airline tickets, which, as discussed above, declined significantly over the past two years. The launch of a retail airline service has had a positive effect on the overall number of airline tickets bought by our customers. While some customers presented with a display of low disclosed prices may opt to select such a ticket or make a lower offer for a Name Your Own Price® ticket, we believe the gross profit contribution from the increased sale of retail airline tickets has, to date, more than offset any loss in the number of Name Your Own Price® tickets sold.

        As part of our strategy to broaden the appeal of our hotel product and lessen our dependence on our Name Your Own Price® airline ticket service, we have invested in and focused our marketing efforts on our non-airline travel products, including, in particular, our hotel business. In May 2004, Lowestfare.com, the Company's wholly-owned subsidiary, acquired all of the equity interest in Travelweb LLC owned by Marriott, Hilton, Hyatt, Starwood Hotels and Pegasus Solutions, and entered into an agreement whereby we may acquire all of the equity interest held by InterContinental Hotels Group at a future date. We intend to use inventory from Travelweb to launch a price disclosed hotel product on the priceline.com site in the first half of 2005. Our intent is to provide customers maximum flexibility by allowing them to select a retail itinerary or to make use of the Name Your Own Price® service.

        Additionally, in September 2004, we acquired Active Hotels Ltd., a United Kingdom based Internet hotel reservation distributor, in a cash transaction valued at approximately $161 million. Active Hotels works with a wide range of 8,000 properties in the United Kingdom and throughout Europe, including international chains and independent properties. Its distribution network encompasses company-owned Web sites, such as activereservations.com, as well as over 1,000 Web sites operating throughout Europe. Active Hotels' reservation services are available in English, French, Spanish, German and Italian. We believe the acquisition creates opportunities for us to expand our businesses. For example, Active Hotels has longstanding distribution relationships with a significant number of other European travel sites and we intend to support these relationships with added product from priceline.com and Travelweb for U.S. travel. In addition, we believe that we can offer Active Hotels' services to our U.S. customer base for European travel.

        We also intend to continue to develop our other non-air business, in particular our rental car and vacation package businesses, for which demand remains relatively strong. In May 2004, we launched a new retail rental car search and booking engine on RentalCars.com, and in June 2004, we implemented that functionality on BreezeNet.com. In addition, in the second quarter of 2004, we implemented a new feature on our vacation packages path that allows customers to choose between an opaque, or a disclosed flight itinerary.

        With respect to pricelinemortgage, interest rates have increased from recent lows and this has resulted in a slowdown in home refinancings and a reduction in the number of loans that pricelinemortgage originates. A reduction in loan originations negatively affects the results of pricelinemortgage and if this trend continues, our results attributable to pricelinemortgage could be significantly impacted. In addition, the results of pricelinemortgage could be adversely impacted by the costs to defend an on-going patent infringement lawsuit. We are unable at this time to predict the outcome of this suit or reasonably estimate a range of possible loss, if any. However, we intend to continue to defend vigorously against this action. See Note 15 to our Unaudited Consolidated Financial Statements.

        Further terrorist attacks, hostilities in the Middle East, the liquidation of major domestic airlines now in bankruptcy, the bankruptcy of an additional carrier or the withdrawal from our system of a major airline or hotel supplier, could adversely affect our business and results of operations and impair our ability to effectively implement all or some of the initiatives described above.

        Other. A number of travel suppliers, particularly airlines, have indicated publicly that, as part of an effort to reduce distribution costs, they intend to reduce their dependence over time on what they view to be "expensive" distribution channels such as global distribution systems (GDSs). A number of travel suppliers have reached agreements with travel distributors that require rebates of all or part of the fees received from the GDS. Additionally, travel suppliers are encouraging third-party travel intermediaries, such as us, to develop technology enabling direct connections to bypass the GDS. Development of direct connection technology would require the use of information technology resources and could cause us to incur additional operating expenses and delay other projects. We have been and believe that we will continue to be under significant pressure from travel suppliers, including most of the major domestic airlines and many of our significant hotel suppliers, to rebate all or part of the travel booking fees we receive from Worldspan, L.P., our GDS, and to use direct connection technology. To the extent that we are required to rebate travel booking fees we currently receive from our GDS to travel suppliers, and are unable to recover such amounts by charging customers, or, if one or a number of travel suppliers pull out of our service because they are unhappy with existing distribution costs, it could have a material adverse effect on our business, results of operations and financial condition.

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

Financial Presentation

        Starting with the fourth quarter 2003, we began reporting our metrics in a new format that provides greater visibility into the operations of our retail businesses. We now combine merchant and agency unit bookings (which are explained in detail in the lead-in to "Results of Operations," below) for air, hotel and rental car services. The format change reflects the increased importance of agency unit sales to our operating results and gives a better view into the full scale of our operating activities. In connection with this change in format, we stopped presenting "bind rate" and other related customer metrics since we believe such data, which reflects sales of opaque products only, no longer presents a complete view of our financial results or business trends.

        In addition, starting with the three months ended September 30, 2004, we began reporting "online advertising" and "offline advertising" instead of "advertising expense" on our Unaudited Consolidated Statement of Operations. We made this change because Travelweb and Active Hotels rely primarily on online advertising to drive their respective businesses, and our acquisitions of Travelweb and Active Hotels have resulted in a large increase in our consolidated online advertising spending. We have added a discussion of the operating metric "Gross Bookings", which represents the total dollar value, inclusive of taxes and fees, of all travel products purchased by our customers.

        Lastly, starting with the three months ended September 30, 2004, we began combining (1) warrant costs with sales and marketing expenses, (2) stock compensation expense with personnel costs and (3) option taxes with general and administrative expenses, in order to better display the total cost of the associated activity.

Recent Accounting Pronouncements

        See Note 5 to our Unaudited Consolidated Financial Statements for a description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

        In addition, the FASB recently issued an exposure draft that would amend FASB Statement 128, "Earnings per Share," to require that, commencing with reporting periods ending after December 15, 2004, if a convertible financial instrument has an option to settle a required redemption in cash or shares, then the "if converted" method should be applied based on the current share price and not according to the conversion price (the current accounting guidelines) when computing diluted earnings per share. Holders of the Notes have the right to require the Company to purchase their Notes on certain dates or upon the occurrence of certain specified events ("Put Rights"). At the Company's option, it has the right to satisfy the Put Rights in cash, ordinary shares or a combination of cash and shares. If the exposure draft is adopted, it could potentially have a significant impact on the Company's diluted earnings per share computations. The Company's board of directors has authorized the Company to amend the Notes by waiving its right to a share settlement upon exercise of Put Rights and committing to a cash settlement. Following an amendment to the Notes, the new accounting rule is not expected to impact the Company's calculation of weighted average diluted shares outstanding or diluted earnings per share.

Results of Operations

Three and Nine Months Ended September 30, 2004 compared to the Three and Nine Months Ended September 30, 2003

  Operating Metrics

        Our financial results are driven by certain operating metrics that encompass the selling activity generated by our travel services. Specifically, sales of airline tickets, hotel room nights and rental car days capture the volume of units purchased by our customers. Gross Bookings capture the total dollar value inclusive of taxes and fees of all travel products purchased by our customers.

        The number of airline tickets, hotel room nights and rental car days sold were as follows:

	Airline Tickets	Hotel Room Nights	Rental Car Days	Gross Bookings
Three Months ended September 30, 2004	722,000	2.1 million	1.4 million	$432.0 million
Three Months ended September 30, 2003	438,000	1.6 million	1.2 million	$300.5 million
Nine Months ended September 30, 2004	2.2 million	5.7 million	4.0 million	$1,262.5 million

Nine Months ended September 30, 2003	1.4 million	4.4 million	2.7 million	$845.1 million

        Airline tickets sold increased by 64.8% and 57.1% respectively for the three and nine months ended September 30, 2004. The increase in each period was driven entirely by the introduction of retail choice to our suite of travel services. The growth in each period was partially offset by large annualized percentage decreases in sales of opaque airline tickets sold in each period. See "Managements Discussion and Analysis of Financial Condition and Results of Operations—Overview—Trends" above.

        Hotel room nights sold increased by 31.3% and 29.5% respectively for the three and nine months ended September 30, 2004. The increase in each period was driven by (1) the continued success of our opaque hotel product which benefited from continued direct advertising support and (2) the inclusion of hotel room nights sold by Travelweb and Active Hotels during their respective periods in 2004, subsequent to their acquisitions.

        Rental car days sold increased by 12.3% and 45.2% for the three and nine months ended September 30, 2004, over the same periods in 2003, respectively, due primarily to increases in sales of our retail rental car product through RentalCars.com and BreezeNet.com.

        Gross Bookings increased by 43.8% and 49.4% respectively for the three and nine months ended September 30, 2004 compared to the comparable period in the prior year. The increase in each period was driven primarily by 358.4% and 425.9% respective increases in agency bookings for the three and nine months ended September 30, 2004 as a result of (1) the introduction of retail choice airline tickets to our suite of product offerings and (2) the inclusion of bookings from BreezeNet.com, RentalCars.com and Active Hotels in our 2004 results. Gross bookings also increased as a result of 3.8% and 7.5% respective increases in merchant bookings for the three and nine months ended September 30, 2004 as a result of (1) the continued success of our opaque hotel, rental car and vacation package products which more than offset significant annualized declines in bookings of our opaque airline ticket service; and (2) the inclusion of bookings from Travelweb in our 2004 results.

  Revenues

        We classify our revenue into three categories:

  •
  Merchant revenues are derived from transactions where we are the merchant of record and are responsible for, among other things, collecting receipts from our customers and remitting payments to our suppliers. Merchant revenues include (1) the selling price, as established by us, of the opaque airline tickets, hotel rooms and rental cars and are reported on a gross basis; and (2) the amount charged to a customer, less the amount charged by a supplier, in connection with a Travelweb merchant hotel room.

  •
  Agency revenues are derived from travel related transactions where we are not the merchant of record and where the prices of our products are determined by third parties. Agency revenues include travel commissions, customer processing fees and Worldspan reservation booking fees and are reported at the net amounts received, without any associated cost of revenue.

  •
  Other revenues are derived primarily from advertising on our websites.

        We continue to experience a shift in our airline ticket business mix from a primarily merchant opaque model to include a growing number of retail, price disclosed tickets. Because merchant tickets are reported gross and retail tickets are recorded on a net basis, airline ticket revenue increases and decreases are impacted by changes in merchant and retail sales mix and gross profit has become an important measure of evaluating growth in our business. Additionally, our acquisitions of Travelweb and Active Holtels during the second and third quarters, respectively, contributed to the increase in total revenues.

	Three Months Ended September 30, ($000)			Nine Months Ended September 30, ($000)
			% Change			% Change
	2004	2003		2004	2003
Merchant Revenues	$226,453	$240,584	(5.9)%	$693,324	$676,135	2.5%
Agency Revenues	8,671	1,895	357.6%	23,866	4,376	445.3%
Other Revenues	758	962	(21.2)%	2,212	2,983	(25.8)%

Total Revenues	$235,882	$243,441	(3.1)%	$719,402	$683,494	5.3%

  Merchant Revenues

        Merchant revenues for the three and nine months ended September 30, 2004 and 2003, consisted primarily of: (1) transaction revenues representing the selling price of Name Your Own Price® airline tickets, hotel rooms, rental cars and vacation packages; (2) transaction revenues representing the amount charged to a customer, less the amount charged by suppliers in connection with the sale of hotel rooms on Travelweb; (3) customer processing fees charged in connection with the sale of Name Your Own Price® airline tickets, hotel rooms and rental cars and (4) ancillary fees, including Worldspan, L.P. reservation booking fees related to Name Your Own Price® transactions only.

        The $14.1 million decrease in merchant revenue for the three months ended September 30, 2004 compared to the same period in 2003 was primarily attributable to (1) a substantial decrease in the sale of Name Your Own Price® airline tickets, partially offset by continued growth in Name Your Own Price® hotels and vacation package products, and the inclusion of merchant hotel room nights sold by Travelweb in the same periods of 2004, subsequent to our acquisition of Travelweb, and (2) decreased travel caused by the adverse weather in the Southeastern U.S. during the third quarter of 2004. We believe that the decrease in the number of Name Your Own Price® airline tickets sold—and the corresponding effect that decrease had on our overall merchant revenues during the three months ended September 30, 2004—continued to be due primarily to low retail airline ticket prices and the availability of retail tickets on our website. In particular, we believe that lower retail pricing causes customers who might normally be willing to make the tradeoffs associated with our Name Your Own Price® airline product in exchange for savings off of higher retail rates, to purchase travel products at the lower retail rates or from "low-cost" carriers without having to make any trade-offs.

  Agency Revenues

        Agency revenues for the three and nine months ended September 30, 2004 and 2003 consisted primarily of: (1) processing fees and third-party supplier commissions related primarily to the sale of travel products including the sale of price-disclosed hotels, rental cars, cruises and other travel services; and (2) ancillary fees, including GDS reservation booking fees related to price-disclosed transactions. Agency revenues for the three and nine months ended September 30, 2004 increased from the same period a year ago, primarily as a result of (1) our increased focus on the retail airline ticket business, driven primarily by new advertising campaigns focused on our retail airline ticket product, (2) increased rental car business, including the aforementioned acquisitions, and the resulting increase in travel commissions, GDS and processing fees earned, and (3) the inclusion of agency revenue of Active Hotels for the last ten days of the third quarter in 2004.

  Other Revenues

        Other revenues during the three and nine months ended September 30, 2004 and 2003 consisted primarily of: (1) advertising revenues; and (2) fees for referring customers to pricelinemortgage for home financing services.

        Other revenues for the three and nine months ended September 30, 2004 decreased compared to the same periods in 2003, primarily as a result of lower financial services fees and reduced on-line advertising revenue.

Cost of Revenues and Gross Profit

	Three Months Ended September 30, ($000)			Nine Months Ended September 30, ($000)
			% Change			% Change
	2004	2003		2004	2003
Cost of Merchant Revenues	$184,627	$202,793	(9.0)%	$570,994	$569,365	0.3%
% of Merchant Revenues	81.5%	84.3%		82.4%	84.2%
Cost of Agency Revenues	151	—	N/M	151	—	N/M
% of Agency Revenues	1.7%	0.0%		0.6%	0.0%
Cost of Other Revenues	—	—	0.0%	—	—	0.0%
% of Other Revenues	0.0%	0.0%		0.0%	0.0%

Total Cost of Revenues	$184,778	$202,793	(8.9)%	$571,145	$569,365	0.3%
% of Revenues	78.3%	83.3%		79.4%	83.3%

  Cost of Revenues

        During the three months ended September 30, 2004, cost of revenues decreased by approximately $18 million, over the same period last year, due primarily to a corresponding decrease in revenues. Cost of revenues grew at a slower rate than revenues because opaque transactions, whose revenues are recorded gross with a corresponding cost of revenue, represented a smaller percentage of transactions in both periods as compared to price-disclosed transactions which are recorded net with no corresponding cost of revenues.

  Cost of Merchant Revenues

        For the three and nine months ended September 30, 2004 and 2003, cost of merchant revenues consisted primarily of: (1) the cost of opaque hotel rooms from our suppliers, net of hotel occupancy tax, (2) the cost of opaque airline tickets from our suppliers, net of the federal air transportation tax, segment fees and passenger facility charges imposed in connection with the sale of airline tickets; (3) the cost of opaque rental cars from our suppliers, net of applicable taxes; and (4) non-cash acquisition related amortization expenses associated with the acquisition of Travelweb. Cost of merchant revenues for the three months ended September 30, 2004, decreased approximately 9.0%, due to a decrease in sales of opaque airline tickets, partially offset by an increase in sales of opaque hotel room nights and rental car days.

  Cost of Agency Revenues

        Agency revenues are recorded at their net amount, which are amounts received less amounts paid to suppliers, if any, and therefore, there are no costs of agency revenues. For the three and nine months ended September 30, 2004, cost of agency revenues consisted exclusively of non-cash acquisition related amortization expenses associated with the acquisition of Active Hotels.

  Cost of Other Revenues

        For the three and nine months ended September 30, 2004 and 2003, there were no costs of other revenues.

  Gross Profit

        Total gross profit increased for the three months ended September 30, 2004, as compared to the three months ended September 30, 2003, by approximately $10.5 million primarily as a result of increased revenue from (1) our opaque hotel and vacation package products; (2) increased sales of price disclosed products; and (3) the inclusion of results from Travelweb and Active Hotels. Total gross margin (gross profit expressed as a percentage of total revenue) increased during the three and nine month periods ended September 30, 2004, compared to the same periods during 2003, because opaque transactions, whose revenues are recorded gross with a corresponding cost of revenue, represented a smaller percentage of transactions in both periods as compared to price-disclosed transactions which are recorded net with no corresponding cost of revenues. Because merchant transactions are reported gross and retail transactions are recorded on a net basis, we believe that gross profit has become an increasingly important measure of evaluating growth in our business.

	Three Months Ended September 30, ($000)			Nine Months Ended September 30, ($000)
			% Change			% Change
	2004	2003		2004	2003
Merchant Gross Profit	$41,826	$37,791	10.7%	$122,330	$106,770	14.6%
Merchant Gross Margin	18.5%	15.7%		17.6%	15.8%
Agency Gross Profit	$8,520	$1,895	349.6%	$23,715	$4,376	441.9%
Agency Gross Margin	98.3%	100.0%		99.4%	100.0%
Other Gross Profit	$758	$962	(21.2)%	$2,212	$2,983	(25.8)%
Other Gross Margin	100.0%	100.0%		100.0%	100.0%

Total Gross Profit	$51,104	$40,648	25.7%	$148,257	$114,129	29.9%
Total Gross Margin	21.7%	16.7%		20.6%	16.7%

  Merchant Gross Profit

        Merchant gross profit consists of merchant revenues less the cost of merchant revenues. For the three and nine months ended September 30, 2004, merchant gross profit increased from the same period in 2003, primarily due to (1) increased revenue from Name Your Own Price® hotels and our vacation product; and (2) the inclusion of the results of Travelweb. Our merchant gross margin in the three months ended September 30, 2004 increased over the same periods in 2003 because opaque transactions, whose revenues are recorded gross with a corresponding cost of revenue, represented a smaller percentage of transactions in both periods as compared to price-disclosed transactions which are recorded net with no corresponding cost of revenues. Merchant gross margin also increased because of an increase in the percentage of our revenues represented by our opaque hotel, vacation packages and rental car services, which collectively have a higher gross margin than our opaque airline ticket service.

  Agency Gross Profit

        Agency gross profit consists of agency revenues, which is recorded net of agency costs, if any. For the three and nine months ended September 30, 2004, agency gross profit increased over the same period in 2003 due to an increase in the sale of disclosed price airline tickets, rental cars and related processing, GDS fees and travel commissions, and the inclusion of the results of Active Hotels for ten days in the third quarter of 2004.

  Other Gross Profit

        During the three and nine months ended September 30, 2004, other gross profit decreased from the same periods last year primarily as a result of lower financial services fees and reduced on-line advertising revenues.

Operating Expenses

  Advertising

	Three Months Ended September 30,			Nine Months Ended September 30,
	($000)			($000)
			% Change			% Change
	2004	2003		2004	2003
Offline Advertising	$7,178	$5,524	30.0%	$27,459	$19,011	44.4%
% of Total Gross Profit	14.0%	13.6%		12.6%	16.7%
Online Advertising	$7,471	$4,760	57.0%	$18,961	$13,145	44.2%
% of Total Gross Profit	14.6%	11.7%		18.7%	11.5%

        Offline advertising expenses consist primarily of: (1) television and radio advertising; and (2) agency fees, creative talent and production costs for television and radio commercials. For the three and nine months ended September 30, 2004, offline advertising expenses increased over the same periods in 2003 primarily due to an increase in the frequency of television advertising associated with our new retail choice airline ticket product, continued advertising for our hotel product, creative talent and production costs for our new advertising campaign. Online advertising expenses consist primarily of banners, pop-ups, keyword searches, affiliate programs and email advertisements. For the three and nine months ended September 30, 2004, online advertising expenses increased over the same periods in 2003 primarily due to the inclusion of the online advertising expenses of Travelweb and Active Hotels, which each rely primarily on online advertising to drive their respective businesses. We intend to continue to promote the priceline.com brand aggressively throughout the remainder of 2004.

  Sales and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
	($000)			($000)
			% Change			% Change
	2004	2003		2004	2003
Sales and Marketing	$8,711	$7,242	20.3%	$24,513	$28,533	(14.1)%
% of Total Gross Profit	17.0%	17.8%		16.5%	25.0%

        Sales and marketing expenses consist primarily of (1) credit card processing fees associated with merchant transactions; (2) fees paid to third-party service providers that operate our call centers; (3) provisions for credit card charge-backs; and (4) warrant costs for the nine months ended September 30, 2003. The warrant charge related to the issuance of warrants to purchase priceline.com common stock to Marriott International, Inc. during the first quarter 2003. There was no similar charge during the nine months ended September 30, 2004. For the three months ended September 30, 2004, sales and marketing expenses which are variable in nature, increased over the same period in 2003 due to sales and marketing expenses associated with Travelweb. Excluding the effect of the warrant charge of $6.6 million in 2003, sales and marketing expense for the nine months ended September 30, 2004 increased over the same period in 2003, primarily due to sales and marketing expenses associated with Travelweb.

  Personnel

	Three Months Ended September 30,			Nine Months Ended September 30,
	($000)			($000)
			% Change			% Change
	2004	2003		2004	2003
Personnel	$8,162	$7,547	8.1%	$24,398	$22,676	7.6%
% of Total Gross Profit	16.0%	18.6%		16.5%	19.9%

        Personnel expenses consist of compensation to our personnel, including salaries, bonuses, taxes, employee health benefits and stock based compensation. For the three months ended September 30, 2004, personnel expenses increased over the same period in 2003 primarily due to additional salary expense resulting from the acquisition of Travelweb and Active Hotels, which was partially offset by a lower employee bonus accrual compared to the same period in 2003. During the nine months ended September 30, 2004, personnel expenses increased over the same period last year primarily due to additional salary expense resulting from the acquisition of Travelweb and Active Hotels, which was partially offset by a lower employee bonus accrual compared to the same period in 2003, and the favorable resolution of an employee compensation claim in the second quarter of 2004.

  General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	($000)			($000)
			% Change			% Change
	2004	2003		2004	2003
General and Administrative	$4,301	$3,212	34.0%	$12,264	$8,775	39.8%
% of Total Gross Profit	8.4%	7.9%		8.3%	7.7%

        General and administrative expenses consist primarily of: (1) fees for outside professionals; (2) business insurance; and (3) occupancy expenses. General and administrative expenses increased during the three and nine months ended September 30, 2004 over the same period during 2003 due to additional fees for outside professionals, including those related to Sarbanes-Oxley 404 compliance, litigation related expenses, expenses resulting from the acquisitions of Travelweb and Active Hotels and an increase in option payroll taxes.

  Information Technology

	Three Months Ended September 30,			Nine Months Ended September 30,
	($000)			($000)
			% Change			% Change
	2004	2003		2004	2003
Information Technology	$2,272	$1,878	21.0%	$7,241	$6,849	5.7%
% of Total Gross Profit	4.4%	4.6%		4.9%	6.0%

        Information technology expenses consist primarily of: (1) system maintenance and software license fees; (2) data communications and other expenses associated with operating our Internet sites; and (3) payments to outside contractors. For the three and nine months ended September 30, 2004, information technology expenses increased from the same periods last year primarily due to integration and related operating expenses resulting from the acquisition of Travelweb.

  Depreciation and Amortization

	Three Months Ended September 30,			Nine Months Ended September 30,
	($000)			($000)
			% Change			% Change
	2004	2003		2004	2003
Depreciation and Amortization	$3,359	$2,510	33.8%	$8,144	$9,209	(11.6)%
% of Total Gross Profit	6.6%	6.2%		5.5%	8.0%

        Depreciation and amortization expenses consist of: (1) amortization of internally developed and purchased software, (2) depreciation of computer equipment, (3) depreciation of leasehold improvements, office equipment and furniture and fixtures, and (4) amortization of intangible assets with determinable lives. For the three months ended September 30, 2004, depreciation and amortization expense increased from the same period in 2003, primarily as a result of depreciation and amortization expenses associated with the acquisitions of Travelweb and Active Hotels. For the nine months ended September 30, 2004, depreciation and amortization expense decreased from the same period in 2003, primarily as a result of a decrease in the depreciable base of all long-lived assets, partially offset by an increase in depreciation and amortization expenses associated with the acquisitions of Travelweb and Active Hotels.

  Interest

	Three Months Ended September 30,			Nine Months Ended September 30,
	($000)			($000)
			% Change			% Change
	2004	2003		2004	2003
Interest Income	$1,655	$596	177.7%	$3,794	$1,539	146.5%
Interest Expense	(1,299)	(367)	254.0%	(2,431)	(413)	488.6%

Total	$356	$229	55.5%	$1,363	$1,126	21.0%

        For the three and nine months ended September 30, 2004, net interest income on cash and marketable securities increased over the same period in 2003 due to higher overall cash and investment balances as well as improved yields resulting from our interest rate swap. Interest income was also partially offset by interest expense, including coupon interest and amortization of debt issuance costs incurred in connection with the issuance of our $125 million aggregate principal amount 1% Convertible Senior Notes issued in August 2003, and our $100 million aggregate principal amount 2.25% Convertible Senior Notes issued in June 2004.

  Equity in Income (Loss) of Investees, net

	Three Months Ended September 30,			Nine Months Ended September 30,
	($000)			($000)
			% Change			% Change
	2004	2003		2004	2003
Equity in Income (Loss) of Investees, net	$9	$1,389	(99.4)%	$(152)	$2,494	(106.1)%

        Equity in loss of investees, net for the three and nine months ended September 30, 2004, represented our pro rata share of the net loss of Travelweb LLC, prior to our acquisition of a majority of its equity in May 2004, and our pro rata share of pricelinemortgage's net income. The decrease in equity in income of investees was primarily due to increases in interest rates which caused a slowdown in the refinancing activity by pricelinemortgage's customers that pricelinemortgage benefited from throughout 2003.

  Taxes

        For the three and nine months ended September 30, 2004 we recorded a provision for income taxes of $67,000. The provision relates to (1) Alternative Minimum federal taxes that we owe related to income earned in the United States and (2) income taxes owed on income that was generated outside of the United States. Substantially all income taxes on foreign-sourced income related to our Active Hotels subsidiary. See Note 14 to our Consolidated Unaudited Financial Statements.

Liquidity and Capital Resources

        As of September 30, 2004, we had $247.6 million in cash, cash equivalents, short-term investments and restricted cash. Approximately $26.0 million is restricted cash on deposit collateralizing letters of credit issued in favor of certain suppliers and landlords. Also included in restricted cash are amounts held by our credit card processor company. We generally invest excess cash to make such funds readily available for operating purposes. Cash equivalents and short-term investments are primarily comprised of highly liquid, high quality, investment grade debt instruments.

        All of our merchant transactions are structured such that we collect cash up front from our customers and then we pay most of our suppliers over a ten to fifteen day period. We therefore tend to experience significant swings in supplier payables depending on the absolute level of our cost of revenue during the last few weeks of every quarter. This can cause volatility in working capital levels and impact cash balances more or less than our operating income would indicate.

        Net cash provided by operating activities for the nine months ended September 30, 2004 was $36.3 million, resulting from net income of $26.5 million, non-cash items not affecting September 30, 2004 cash flows of $12.3 million, partially offset by $2.5 million of changes in working capital. The changes in working capital for the nine months ended September 30, 2004, were primarily related to a $8.6 million increase in accounts receivable, offset by a $7.6 million increase in accounts payable and accrued expenses. The increases in accounts receivable and accounts payable were primarily due to increases in revenues and related cost of revenues attributable to increased hotel, vacation package and rental car transactions. Non-cash items were primarily associated with the depreciation and amortization of property and equipment and intangible assets, primarily those acquired in our acquisitions of Travelweb, LLC and Active Hotels Ltd. Net cash provided by operating activities for the nine months ended September 30, 2003, was $19.1 million, resulting from net income of $9.7 together with $6.4 million of changes in working capital offset by non-cash items not affecting September 30 cash flows of approximately $15.8 million. The changes in working capital for the nine months ended September 30, 2003, were primarily related to a $7.3 million increase in accounts receivable. The increase in accounts receivable and accounts payable and accrued expenses was primarily due to increased hotel revenues. Non-cash items were primarily a warrant charge related to the Marriott transaction discussed earlier, and the depreciation and amortization of property and equipment.

        Net cash used in investing activities was approximately $159.1 million for the nine months ended September 30, 2004, and approximately $102.2 million for the nine months ended September 30, 2003. Investing activities in the nine months ended September 30, 2004 was affected by the maturities of short-term investments and marketable securities in the amount of $6.8 million. In both years, net cash used in investing activities was also affected by purchases of property and equipment. During the nine months ended September 30, 2004, we invested $158.7 million, net of cash acquired, in acquisitions, the substantial majority of which related to Active Hotels. During the nine months ended September 30,

2003, Lowestfare.com, our wholly-owned subsidiary, invested approximately $11.7 million in our initial equity investment in Travelweb and other acquisitions.

        Net cash provided by financing activities was approximately $106.3 million and $131.2 million for the nine months ended September 30, 2004 and 2003, respectively. The cash provided by financing activities during the nine months ended September 30, 2004, was primarily the $100 million proceeds from our issuance of 2.25% convertible senior notes and, for the nine months ended September 30, 2003, the $125 million proceeds from the issuance of 1.00% convertible senior notes. Proceeds from the exercise of employee stock options provided cash of $6.0 million and $10.2 million during the periods ended September 30, 2004 and 2003, respectively.

        We believe that our existing cash balances and liquid resources will be sufficient to fund our operating activities, capital expenditures and other obligations through at least the next twelve months. However, if during that period or thereafter, we are not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, we may be required to reduce our planned capital expenditures and scale back the scope of our business plan, either of which could have a material adverse effect on our forecasted financial condition or results of operations. If additional funds were raised through the issuance of equity securities, the percentage ownership of our then current stockholders would be diluted. There are no assurances that we will generate sufficient cash flow from operations in the future, that revenue growth or sustained profitability will be realized or that future borrowings or equity sales will be available in amounts sufficient to make anticipated capital expenditures or finance our strategies.

  Off-Balance Sheet Arrangements.

        As of September 30, 2004, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

  We have a history of incurring operating losses

        We had an accumulated deficit of approximately $1.5 billion at September 30, 2004. A depressed retail environment for the sale of airline tickets and a general decline in leisure travel since the events of September 11, 2001, have had a negative impact on our business and results of operations. If our gross profit does not grow as expected, we may incur future losses and may not sustain profitability in future years.

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

        During the three months ended September 30, 2004, sales of airline tickets from our five largest and two largest airline suppliers accounted for approximately 77.4% and 41.7% of total airline tickets sold, respectively. As a result, currently we are substantially dependent upon the continued participation of these airlines in priceline.com in order to maintain and continue to grow our total gross profit.

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

        As a general matter, during the course of our business, we are in continuous dialogue with our major airline suppliers about the nature and extent of their participation in our system. The significant reduction on the part of any of our major suppliers of their participation in our system—either Name Your Own Price® or price-disclosed service—for a sustained period of time or their complete withdrawal could have a material adverse effect on our business, results of operations and financial condition. Moreover, certain airlines have significantly limited or eliminated sales of airline tickets through opaque channels, preferring to consistently show the lowest available price on their own web site. If one or more participating airlines were to further limit or eliminate discounting through opaque channels, it could have a material adverse effect on our business, results of operations and financial condition. In addition, the airline industry has experienced a shift in market share from full-service carriers to low-cost carriers that focus primarily on discount fares to leisure destinations and we expect this trend to continue. Some low-cost carriers, such as Southwest or Jet Blue, do not distribute their tickets through us or other third-party intermediaries.

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

  We are dependent on certain hotels.

        Our financial prospects are significantly dependent upon our sale of hotel room nights. During the nine months ended September 30, 2004, sales of Name Your Own Price® hotel room nights from our five largest hotel suppliers accounted for approximately 48% of total Name Your Own Price® hotel room nights sold. As a result, currently we are substantially dependent upon the continued participation of these hotels in priceline.com in order to maintain and continue to grow our total gross profit.

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

        As a general matter, during the course of our business, we are in continuous dialogue with our major hotel suppliers about the nature and extent of their participation in our system. Improving economic conditions are creating increased demand for hotel rooms and some hotels may reduce the amount of inventory they sell through our service or increase the negotiated rates at which they are willing to provide inventory. If hotel occupancy rates improve to the point that our hotel suppliers no longer place the same value on our distribution systems, such suppliers may reduce the amount of inventory they make available through priceline.com and Travelweb LLC. The significant reduction on the part of any of our major suppliers of their participation in our system for a sustained period of time or their complete withdrawal could have a material adverse effect on our business, results of operations and financial condition.

        In addition, certain hotels have begun initiatives to reduce margins received by third party intermediaries on merchant transactions, which is the primary method we employ to distribute hotel room reservations. If one or more participating hotels were to require us into limit our merchant margins, it could have a material adverse effect on our business, results of operations and financial condition.

        Our ability to satisfy customers may be adversely affected by a number of factors outside of our control.

        Most domestic airlines, and many of our major suppliers, have experienced, and continue to experience, significant losses. These losses have been compounded by competition from low-cost carriers and, most recently, by high fuel prices. As a result of these and other factors, many of the major airlines have deeply discounted retail airline tickets to maintain market share, which has had a detrimental effect on our business. Deep retail discounting by the airlines affects our demand by hurting the Name Your Own Price® value proposition and making users less willing to accept the trade-offs associated with our Name Your Own Price® leisure airline tickets service. In particular, we believe that lower retail pricing causes customers who might normally be willing to make the tradeoff associated with our Name Your Own Price® service in exchange for savings off of higher retail rates, to purchase travel products at the lower retail rates or from low-cost carriers without having to make any trade-offs.

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

        We are heavily dependent on our suppliers. Two of our largest airline suppliers, United Airlines and U.S. Airways, are currently operating under the protection of federal bankruptcy laws, and certain other major suppliers, including Delta Air Lines, have disclosed publicly the possibility of seeking the protection of the federal bankruptcy laws. If any of our suppliers currently in bankruptcy liquidates or does not emerge from bankruptcy and we are unable to replace such supplier as a participant in priceline.com, our business would be adversely affected. In addition, in the event that another of our major suppliers voluntarily or involuntarily declares bankruptcy and is subsequently unable to successfully emerge from bankruptcy, and we are unable to replace such supplier, our business would be adversely affected. Further, as discussed in "We are dependent on the airline industry and certain airlines", because our Name Your Own Price® customers do not choose the airline, hotel or rental car company on which they are booked, the bankruptcy of a major supplier or even the possibility of a major supplier declaring bankruptcy, could discourage consumers from booking their travel products through us. If any or all of such companies discontinue their business, and we are unable to find other suppliers, it would have a material adverse effect on our business, results of operations and financial condition.

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

        We compete with both online and traditional sellers of the products and services offered on priceline.com. The market for the products and services we offer is intensely competitive, and current and new competitors can launch new sites at a relatively low cost. In addition, over the recent past, the on-line travel industry has consolidated, a trend we expect to continue. For example, in September 2004, the Cendant Corporation announced that it entered into an agreement to acquire Orbitz.com, Inc., and in June 2003, InterActive Corp., formerly USA Interactive, Inc., acquired all of Expedia, Inc., the largest seller of on-line travel, and in August 2003, Hotels.com L.P., one of the largest on-line sellers of hotel rooms. In addition, in November 2003, InterActive Corp. acquired Hotwire.com, a website that offers discounted fares on "opaque" inventory, and is our primary competitor in the sale of "opaque" travel products. If this trend continues, we may not be able to effectively compete with industry conglomerates such as InterActive Corp. that have access to significantly greater and more diversified resources than we do. For example, InterActive Corp. has indicated that it intends to advertise its travel products at spending levels that far exceed our intended advertising spending.

        We currently or potentially compete with a variety of companies with respect to each product or service we offer. With respect to travel products, these competitors include:

  •
  Internet travel services such as Expedia, Hotels.com and Hotwire, all of which are owned by InterActive Corp., Travelocity, which is owned by the Sabre Group and Cheaptickets, which is owned by the Cendant Corporation and Orbitz.com, which is in the process of being acquired by the Cendant Corporation;

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

        We potentially face competition from a number of large Internet companies and services that have expertise in developing online commerce and in facilitating Internet traffic, including Amazon.com, AOL, MSN, Google.com and Yahoo!, who compete with us either directly or indirectly through affiliations with other e-commerce or off-line companies. For example, in July 2004, Yahoo! acquired FareChase, a travel search-engine that searches for fares and hotel rates at travel supplier and third-party websites, and refers traffic to those sites. If Yahoo! or other portals decide to refer significant traffic to travel search engines, it could result in more competition from supplier websites and higher customer acquisition costs for third-party sites such as ours. Other large companies with strong brand recognition, technical expertise and experience in Internet commerce could also seek to compete with us. Competition from these and other sources could have a material adverse effect on our business, results of operations and financial condition. For example, growth in the trend of utilizing Internet search engines to capture travel demand could require us to invest additional amounts in on-line search advertising if we are to maintain market share. In addition, the business of Active Hotels, which relies upon third-party distribution partners that utilize search engine algorithms, could be negatively affected if such algorithms change in a manner that negatively affects such parties' search engine ranking.

        Many of our current and potential competitors, including Internet directories, search engines and large traditional retailers, have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing, technical and other resources than priceline.com. Some of these competitors may be able to secure products and services on more favorable terms than we can. In addition, many of these competitors may be able to devote significantly greater resources to:

  •
  marketing and promotional campaigns;

  •
  attracting traffic to their websites;

  •
  attracting and retaining key employees;

  •
  securing vendors and inventory; and

  •
  website and systems development.

        In addition, many airline suppliers have begun to focus on driving online demand to their own websites in lieu of third-party distributors such as us. Certain suppliers have begun charging additional fees to customers who book airline reservations through an on-line channel other than their own website. Furthermore, many low cost carriers, who are having increasing success in the marketplace, distribute their inventory exclusively through their own websites. Suppliers who sell airline tickets on their own websites typically do not charge a processing fee, and, in some instances, offer advantages such as bonus miles, which could make their proposition more attractive to consumers than models like ours.

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

        We rely on fees paid to us by Worldspan, L.P. for travel bookings made through Worldspan, L.P.'s global distribution system, or GDS, for a substantial portion of our gross profit and net income. A number of travel suppliers, particularly airlines, have indicated publicly that, as part of an effort to reduce distribution costs, they intend to reduce their dependence over time on what they view to be "expensive" distribution channels such as GDSs. A number of travel suppliers have reached agreements with travel distributors that require rebates of all or part of the fees received from the GDS. Additionally, travel suppliers are encouraging distributors, such as us, to develop technology enabling direct connections, therefore bypassing the GDS. Development of direct connection technology would require the use of information technology resources and could cause us to incur additional operating expenses and delay other projects. We have been and believe that we will continue to be under pressure from travel suppliers, including most of the major domestic airlines and many of our significant hotel suppliers, to rebate all or part of the travel booking fees we receive from Worldspan, L.P. To the extent that we are required to rebate travel booking fees we currently receive to travel suppliers, and are unable to recover such amounts by charging customers, it could have a material adverse effect on our business, results of operations and financial condition.

        In addition, some airlines are exploring alternative global distribution methods recently developed by new entrants to the global distribution marketplace. Such new entrants propose using technology that is less complex than traditional global distribution systems, and that enables the distribution of airline tickets in a manner than that is more cost-effective to the airline suppliers. Our airline suppliers might pressure us to implement such a distribution system, but our contractual obligations to Worldspan would limit our ability to do so during the term of our agreement with Worldspan. If, as a result, any of such suppliers reduces or ceases its participation in priceline.com, it could have a material adverse effect on our business, results of operations and financial condition.

        Acquisitions could result in operating difficulties

        As part of our business strategy, we acquired a substantial majority of Travelweb LLC in May 2004. In addition, in September 2004, we acquired Active Hotels Ltd. We may enter into additional business combinations and acquisitions in the future. Acquisitions may result in dilutive issuances of equity securities, use of our cash resources, incurrence of debt and amortization of expenses related to intangible assets. In addition, the process of integrating an acquired company, business or technology may create unforeseen operating difficulties and expenditures and is risky. The acquisitions of Travelweb and Active Hotels were accompanied by a number of risks, including:

  •
  the need to implement or remediate controls, procedures and policies appropriate for a larger public company at companies that prior to the acquisition lacked these controls, procedures and policies;

  •
  the difficulty of assimilating the operations and personnel of Travelweb and Active Hotels, which are principally located in Dallas, Texas, and Cambridge, England, respectively, with and into our operations, which are headquartered in Norwalk, Connecticut;

  •
  the potential disruption of our ongoing business and distraction of management;

  •
  the difficulty of incorporating acquired technology and rights into our products and unanticipated expenses related to such integration;

  •
  the failure to further successfully develop acquired technology resulting in the impairment of amounts currently capitalized as intangible assets;

  •
  the impairment of relationships with customers of Travelweb, Active Hotels or our own customers as a result of any integration of operations;

  •
  the impairment of relationships with employees of Travelweb, Active Hotels or our own business as a result of any integration of new management personnel;

  •
  the potential unknown liabilities associated with Travelweb or Active Hotels.

        We may experience similar risks in connection with any future acquisitions. We may not be successful in addressing these risks or any other problems encountered in connection with the acquisitions of Travelweb and Active Hotels or that we could encounter in future acquisitions, which would harm our business or cause us to fail to realize the anticipated benefits of our acquisitions. We currently have approximately $220 million assigned primarily to the intangible assets and goodwill of Travelweb and Active Hotels, and therefore, the occurrence of any of the aforementioned risks could result in a material adverse impact, including a material impairment of these assets.

        Our growth cannot be assured. Even if we do experience growth, we cannot assure you that we will grow profitably.

        Our business strategy is dependent on the growth of our business. For us to achieve significant growth, consumers and travel suppliers must continue to accept our website as a valuable commercial tool. Consumers who have historically purchased travel products using traditional commercial channels, such as local travel agents and calling suppliers directly, must instead purchase these products on our website. Similarly, travel suppliers will also need to accept or expand their use of our website and view our website as an efficient and profitable channel of distribution for their travel products. Our ability to enhance awareness of the priceline.com brands and offer products and services that will attract and retain a significant number of new consumers and travel suppliers is not certain, and therefore, our growth may be limited.

        We may not be successful in entering the retail travel market.

        We have historically focused our efforts and resources on our Name Your Own Price® business model. We do not have extensive experience in operating a retail business model and may, therefore, face unforeseen difficulties in continuing to be successful in the retail travel market. There can be no assurance that our retail product will maintain an adequate degree of market acceptance among consumers. Many of our competitors have more experience in the retail market than we do, and have invested significantly more than we have in marketing spend. In addition, we may face difficulty from our suppliers in maintaining access to the inventory necessary to sustain a competitive retail travel product. Our failure to successfully anticipate, identify and react to any of the difficulties we might face could have an adverse effect on our business, results of operations and financial condition.

        Travelweb's business model exposes us to certain risks that we have not traditionally experienced in the hotel business.

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

        In addition, Travelweb makes merchant hotel inventory available to certain affiliate travel distributors, including Orbitz, Inc., which hotel room inventory is subsequently offered. Such affiliates offer such inventory to consumers. If Orbitz or other affiliates cease distributing Travelweb inventory, or significantly reduce the amount of Travelweb inventory they offer to consumers, the business of Travelweb would be negatively impacted. The recently-announced acquisition of Orbitz by Cendant could result in Orbitz reducing, over time, the inventory it seeks from Travelweb, and non-renewal of Travelweb's affiliate agreement with Orbitz, which expires in December of 2005.

        Active Hotel's business model exposes us to certain risks that we have not traditionally experienced in the hotel business.

        Active Hotels distributes hotel rooms primarily through a retail model, whereby it secures a reservation with a customer's credit card, but is not compensated by the hotel property until such customer checks out of the hotel property. This requires Active Hotels to pursue collection of commissions relating to hotel room reservations from the hotel properties after the customer has completed his or her stay. We do not have extensive experience in collecting commissions from hotel properties and failure to sustain an adequate collection rate could negatively impact the business of Active Hotels.

        In addition, Active Hotels relies heavily on various third parties to distribute hotel room reservations, and Active Hotel's distribution channels are concentrated among a number of third parties. Should one or more of such third parties cease distribution of Active Hotels' reservations, or change its search engine ranking, its business could be negatively affected.

        Historically, the majority of Active Hotels' business is located in the U.K. The strategy of Active Hotels involves rapid expansion into other European countries, many of which have different customs and different levels of customer acceptance of the Internet. If Active Hotels is unsuccessful in rapidly expanding into other European countries, our business, results of operations and financial condition would be adversely affected.

        Defending against intellectual property claims could be expensive and disruptive to our business.

        We cannot assure you that others will not obtain and assert patents or other intellectual property rights against us affecting essential elements of our business. From time to time, in the ordinary course of our business, we have been subject to legal proceedings and claims relating to the intellectual property rights of others, and we expect that third parties will continue to assert intellectual property against us, particularly as we expand the complexity and scope of our business. We endeavor to defend our intellectual property rights diligently, but intellectual property litigation is expensive and time consuming, and successful infringement claims against us could result in significant monetary liability or prevent us from operating our business, or portions of our business. In addition, resolution of claims may require us to obtain licenses to use intellectual property rights belonging to third parties, which may be expensive to procure, or possibly to cease using those rights altogether. Any of these events could have a material adverse effect on our business, results of operations or financial condition.

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

        We incur substantial expense to protect against and remedy security breaches and their consequences. However, we cannot guarantee that our security measures will prevent security breaches. A party (whether internal, external, an affiliate or unrelated third party) that is able to circumvent our security systems could steal proprietary information or cause significant interruptions in our operations. For instance, several major websites have experienced significant interruptions as a result of improper direction of excess traffic to those sites, and computer viruses have substantially disrupted e-mail and other functionality in a number of countries, including the United States. Security breaches also could damage our reputation and expose us to a risk of loss or litigation and possible liability. Security breaches could also cause customers and potential customers to lose confidence in our security, which would have a negative effect on the value of our brand. Our insurance policies carry low coverage limits, which may not be adequate to reimburse us for losses caused by security breaches.

        Companies that we have acquired, such as Travelweb and Active Hotels, and that we may acquire in the future, may employ security and networking standards at levels we find unsatisfactory. The process of enhancing infrastructure to attain improved security and network standards may be time consuming and expensive and may require resources and expertise that are difficult to obtain. Such acquisitions increase the number of potential vulnerabilities, and can cause delays in detection of an attack, as well as the timelines of recovery from any given attack. Failure to raise any such standards that we find unsatisfactory could expose us to security breaches that would have an adverse impact on our business, results of operations and financial condition

        We also face risks associated with security breaches affecting third parties conducting business over the Internet. Consumers generally are concerned with security and privacy on the Internet, and any publicized security problems could inhibit the growth of the Internet and, therefore, the priceline.com service as a means of conducting commercial transactions.

        We rely on the value of the priceline.com brand, and the costs of maintaining and enhancing our brand awareness are increasing.

        We believe that maintaining and expanding the priceline.com brand, and other owned brands, including Lowestfare.com, RentalCars.com, BreezeNet.com and Active Hotels, are important aspects of our efforts to attract and expand our user and advertiser base. As our larger competitors spend increasingly more on advertising, we are required to spend more in order to maintain our brand recognition. Promotion of the priceline.com brand will depend largely on our success in satisfying our customers. In addition, we have spent considerable money and resources to date on the establishment and maintenance of the priceline.com brands, and we will continue to spend money on, and devote resources to advertising, marketing and other brand-building efforts to preserve and enhance consumer awareness of the priceline.com brands. We may not be able to successfully maintain or enhance consumer awareness of the priceline.com brands, and, even if we are successful in our branding efforts, such efforts may not be cost-effective. If we are unable to maintain or enhance customer awareness of the priceline.com brands in a cost-effective manner, our business, results of operations and financial condition would be adversely affected.

        We issued $125 million of Convertible Senior Notes due August 2010, which provide for mandatory repayment beginning in 2008 and could result in dilution of our earnings per share.

        In August 2003, we issued $125 million aggregate principal amount of Convertible Senior Notes due August 1, 2010, with an interest rate of 1%. The notes are convertible, subject to certain conditions, into our common stock at the option of the holder, at a conversion price of approximately $40.00 per share, subject to adjustment upon the occurrence of specified events. Each $1,000 principal amount of notes will initially be convertible into 25 shares of our common stock if, on or prior to August 1, 2008, the closing price of our common stock for at least 20 trading days in the 30 consecutive trading days ending on the first day of a conversion period, as defined in the offering memorandum related to the notes, is more than 110% of the then current conversion price of the notes, or after August 1, 2008, the closing price of our common stock is more than 110% of the then current conversion price of the notes. The notes are also convertible in certain other circumstances set forth in the offering memorandum, such as a change in control of priceline.com. In addition, the notes will be redeemable at our option beginning in 2008, and the holders may require us to repurchase the notes on August 1, 2008 or in certain other circumstances. While we currently have sufficient cash and short-term investments to repay the notes, there can be no assurance that we will be able to repay or refinance the notes on the repayment date. In addition, the purchase of our notes with shares of our common stock or the conversion of the notes into our common stock could result in dilution of our earnings per share. Further, the adoption by the Financial Accounting Standards Board of EITF Issue No. 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share," which is effective as of December 15, 2004, requires that contingently convertible debt, such as the Convertible Senior Notes, be included in diluted earnings per share. As a result, we will be required to include in our diluted earnings per share calculation 3,125,000 additional shares of priceline.com common stock retroactive to August 2003. However, the dilutive impact of the additional shares in the calculation of our historical earnings per share will be substantially offset by exclusion of approximately $1.0 million of quarterly interest and amortization expense associated with our issuances of convertible notes. As a result, we do not expect the adoption of EITF 04-08 to have any impact on our full year results for 2003 and 2004. The adoption of EITF 04-08 could result in a material reduction in our reported earnings per share in future periods. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Accounting Pronouncements."

        We issued $100 million of Convertible Senior Notes due January 15, 2025, which provide for mandatory repayment beginning in 2010 and could result in dilution of our earnings per share.

        In June 2004, we issued $100 million aggregate principal amount of Convertible Senior Notes due January 15, 2025, with an interest rate of 2.25%. The notes are convertible, subject to certain conditions, into our common stock at the option of the holder, at a conversion price of approximately $37.95 per share, subject to adjustment upon the occurrence of specified events. Each $1,000 principal amount of notes will initially be convertible into 26.3505 shares of our common stock if, on or prior to January 15, 2025, certain conditions occur. The notes are also convertible in certain other circumstances set forth in the offering memorandum, such as a change in control of priceline.com. We filed a Registration Statement on Form S-3 for the resale of the notes and the shares of common stock issuable upon conversion of the notes; however, the SEC has not yet declared the Registration Statement to be effective. In the event that all or substantially all of our common stock is acquired prior to January 15, 2010, in a transaction in which the consideration paid to holders of our common stock consists of all or substantially all cash, we would be required to make additional payments to the holders of amounts ranging from $0 to $19.1 million depending upon the date of the transaction and our then current stock price. In addition, the notes will be redeemable at our option beginning January 20, 2010, and the holders may require us to repurchase the notes on January 15, 2010, 2015 and 2020 or in certain other circumstances. While we currently have sufficient cash and short-term investments to repay the notes, there can be no assurance that we will be able to repay or refinance the notes on the repayment date. In addition, the purchase of our notes with shares of our common stock or the conversion of the notes into our common stock could result in dilution of our earnings per share. Further, the adoption by the Financial Accounting Standards Board of EITF Issue No. 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share," which is effective as of December 15, 2004, requires that contingently convertible debt, such as the Convertible Senior Notes, be included in diluted earnings per share. As a result, we will be required to include in our diluted earnings per share calculation 2,635,046 additional shares of priceline.com common stock retroactive to June 2004. However, the dilutive impact of the additional shares in the calculation of our historical earnings per share will be substantially offset by exclusion of approximately $1.0 million of quarterly interest and amortization expense associated with our issuances of convertible notes. As a result, we do not expect the adoption of EITF 04-08 to have any impact on our full year results for 2003 and 2004. The adoption of EITF 04-08 could result in a material reduction in our reported earnings per share in future periods. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Accounting Pronouncements."

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

  We rely on third-party systems.

        We rely on certain third-party computer systems and third-party service providers, including the computerized central reservation systems of the airline, hotel and rental car industries to satisfy demand for airline tickets, hotel room and rental car reservations. In particular, our travel business is substantially dependent upon the computerized reservation systems of Worldspan, L.P., and Pegasus Solutions, operators of global distribution systems for the travel industry. Any interruption in these third-party services systems, including Worldspan, L.P.'s or Pegasus' systems, or deterioration in their performance could prevent us from booking airline, hotel and rental car reservations and have a material adverse effect on our business. Our agreements with third-party service providers are terminable upon short notice and often do not provide recourse for service interruptions. In the event our arrangement with any of such third parties is terminated, we may not be able to find an alternative source of systems support on a timely basis or on commercially reasonable terms and, as a result, it could have a material adverse effect on our business, results of operations and financial condition.

        A substantial portion all of our computer hardware for operating our services is currently located at a web hosting facility operated by SAVVIS. If SAVVIS is, for any reason, unable to support our web site, we would need to quickly complete the activation of our secondary site at the ATT web hosting facility. Any of these conditions could cause disruptions to our business, exposure to potentially damaging press coverage of the problems, and the acceleration of our build out of the ATT data center would have a material adverse effect on our business, results of operations, and financial condition.

        Our communications infrastructure is provided by vendors such as AT&T and MCI. If they are unable, for any reason, to support the communications infrastructure they provide us, instabilities in our systems could increase until such time as we were able to replace their services.

        While we do maintain redundant systems and hosting services, it is possible that we could experience an interruption in our business, and we do not carry business interruption insurance sufficient to compensate us for losses that may occur.

  Capacity constraints and system failures could harm our business.

        We rely on the global distribution system of Worldspan, L.P. in the sale of airline tickets, opaque hotel room reservations, and rental car reservation, and the global distribution system of Pegasus Solutions in the sale of retail hotel room reservations. We do not have a back-up GDS and if the Worldspan or Pegasus GDS becomes inaccessible, or partially inaccessible to us, due to system failure or otherwise, for any significant amount of time, our ability to book airline tickets, opaque and retail hotel reservations and rental car reservations would be adversely affected, and our results would suffer. We also depend upon Paymentech for our production fulfillment processes. If Paymentech was wholly or partially compromised, our cash flows could be disrupted until such a time as a replacement process could be put in place with a different vendor.

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

        We use both internally developed systems and third-party systems to operate the priceline.com service, including transaction processing, order management and financial systems that were designed to be scaleable and stable. However, if the number of users of the priceline.com service increases substantially, or if critical third-party systems stop operating as designed, we will need to significantly expand and upgrade our technology, transaction processing systems, financial systems and other infrastructure. We do not know whether we will be able to upgrade our systems and infrastructure to accommodate such conditions in a timely manner.

        Companies that we have acquired, such as Travelweb and Active Hotels, and that we may acquire in the future, may present known or unknown capacity/stability or other types of system challenges. The process of enhancing infrastructure to attain improved capacity/scalability and other system characteristics may be time consuming and expensive and may require resources and expertise that are difficult to obtain. Such acquisitions increase potential downtime, customer facing problems and compliance problems. Failure to successfully make any such improvements to such infrastructures could expose us to potential capacity, stability, and system problems that would have an adverse impact on our business, results of operations and financial condition.

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

  We are exposed to fluctuations in currency exchange rates.

        As a result of our acquisition of Active Hotels, we will conduct a significant and growing portion of our business outside the United States but will report our results in U.S. dollars. As a result, we will face exposure to adverse movements in currency exchange rates. In addition, the results of operations of Active Hotels are exposed to foreign exchange rate fluctuations as the financial results of Active Hotels are translated from local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against the local currency, the translation of these foreign-currency-denominated transactions will result in increased net revenues, operating expenses, and net income. Similarly, our net revenues, operating expenses, and net income will decrease if the U.S. dollar strengthens against local currency. As exchange rates vary, net sales and other operating results, when translated, may differ materially from expectations. In particular, to the extent the U.S. dollar strengthens against the Euro and British Pound, Active Hotels' revenues and profits will be reduced as a result of these translation adjustments.

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

  Two large stockholders beneficially own approximately 33% of our stock.

        Hutchison Whampoa Limited and its 49.97% shareholder, Cheung Kong (Holdings) Limited, collectively beneficially owned approximately 33% of our outstanding common stock as of September 30, 2004, based on public filings with the SEC. Together, Cheung Kong (Holdings) Limited and Hutchison Whampoa Limited have appointed three of the eleven members of our Board of Directors. As a result of their ownership and positions, Cheung Kong (Holdings) Limited and Hutchison Whampoa Limited collectively are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of our company. In addition, both Cheung Kong (Holdings) Limited and Hutchison Whampoa Limited have registration rights with respect to their shares of priceline.com. On May 4, 2004, we filed with the Securities and Exchange Commission a shelf registration statement covering, among other things, up to 10 million shares of our common stock held by Hutchison Whampoa Limited and Cheung Kong (Holdings) Limited. There can be no assurance that Cheung Kong (Holdings) Limited, Hutchison Whampoa Limited, or both, will not dispose of all or substantially all of our common stock held by them at any time after the effectiveness of the shelf registration statement. Sales of significant amounts of shares held by Cheung Kong (Holdings) Limited or Hutchison Whampoa Limited, or the prospect of these sales, could adversely affect the market price of our common stock.

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

  The adoption by FASB of its proposed Statement, "Share-Based Payment, an amendment of FASB Statements No. 123 and 95," would negatively impact our reported business results.

        On March 31, 2004, the FASB issued a proposed Statement, "Share-Based Payment, an amendment of FASB Statements No. 123 and 95," that addresses the accounting for share-based payment awards issued to employees. The proposed statement would eliminate the ability to account for share-based compensation transactions using the intrinsic value method prescribed by Accounting Principles Board ("APB"), Opinion No. 25, "Accounting for Stock Issued to Employees," and would require that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of operations. The proposed standard would require that the modified prospective method be used, which requires that the fair value of new awards granted from the beginning of the year of adoption (plus unvested awards at the date of adoption) be expensed over the vesting term. In addition, the proposed statement encourages the use of the "binomial" approach to value stock options, which differs from the Black-Scholes option pricing model that we currently use for purposes of deriving pro forma compensation expense as reflected in the footnotes to our consolidated financial statements. The effective date of the proposed standard for public companies is currently for fiscal years or interim periods beginning after June 15, 2005. Should this proposed statement be finalized in its current form, it will have a significant impact on our consolidated statement of operations as we will be required to expense the fair value of our stock option grants rather than disclose the impact on our consolidated operations within our footnotes.

  It is possible that our financial results will be materially impacted by income taxes in the future.

        We have historically incurred cumulative net operating losses ("NOL's") for financial accounting and tax purposes. The effects of the NOL's have given rise to a substantial deferred tax asset that has been utilized to offset the provision for income taxes on substantially all earnings generated to date within the United States. SFAS No. 109, "Accounting for Income Taxes", requires that we record a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." At September 30, 2004, we have provided a valuation allowance for the full amount of the deferred tax asset. If, in the future, we determine that it is more likely than not that we will generate sustainable pre-tax net income in an amount that allows us to utilize our deferred tax asset, we will be required to reverse all or a portion of the deferred tax asset valuation allowance. If we reverse any part of the valuation allowance, our reported financial results for the period during which we reverse the valuation allowance would be positively impacted in an amount equal to the dollar amount of the valuation allowance reversal and our balance sheet would reflect the revised carrying value of our deferred tax asset. In reporting periods subsequent to the reversal of our valuation allowance, our reported financial results would include a provision for income taxes based upon the full prevailing blended federal and state tax rates. While such a provision would be non-cash in nature, our reported net income and earnings per share would be materially negatively impacted.

        The use of our deferred tax asset is also subject to limitation under section 382 of the Internal Revenue Code of 1986. Section 382 imposes limitations on the use of company's deferred tax assets in the event that a 50-percentage point ownership change occurs in the shareholdings of our common stock. As a result of a study (the "NOL Study"), it was determined that ownership changes occurred in 2000 and 2002 that had the effect of limiting the amount of deferred tax asset that can be used to offset future taxable income to approximately $69 million annually for at least the next 15 years. The estimate of the value of the tax asset is based upon certain conclusions in the NOL Study pertaining to the dates of the ownership changes and the value of the Company on the dates of the ownership changes. The conclusions contained in the NOL Study are subject to interpretation, and therefore, the value of the deferred tax asset could be subject to change. The value of the deferred tax asset could also be materially impaired in the event that another change of control occurs.

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

  Legal Proceedings.

        We are a party to the legal proceedings described in Note 15 to our Unaudited Consolidated Financial Statements. The defense of the actions described in Note 15 may increase our expenses and an adverse outcome in any of such actions could have a material adverse effect on our business, results of operations and financial condition.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        We manage our exposure to interest rate risk through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments. We use derivative financial instruments, including an interest rate hedge to manage market risks. Additional information regarding our interest rate hedge is contained within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Derivative Financial Instruments" in our December 31, 2003 Annual Report on Form 10-K.

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

        We did not experience any material changes in interest rate exposures during the three and nine months ended September 30, 2004. Based upon economic conditions and leading market indicators at September 30, 2004, we do not foresee a significant adverse change in interest rates in the near future.

        As of September 30, 2004, after adjusting for the effect of the interest rate swap agreement, we have fixed rate debt of approximately $224.6 million. We estimate that the fair market value of our debt was approximately $207 million as of September 30, 2004.

        As of September 30, 2004, we held an interest rate swap agreement on $45 million notional value of our fixed rate debt. The fair value (cost if terminated) of this swap as of September 30, 2004 was approximately $498,000. A 10% adverse fluctuation in the 3-month LIBOR rate as of September 30, 2004, would decrease the interest rate swap's fair value by approximately $645,000. Any increase or decrease in the fair value of the Company's interest rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability, or cash flow.

        International net revenues result from transactions by Active Hotels and are typically denominated in Euros and British Pounds. Active Hotels also incurs most of its expenses in Euros and British Pounds. Accordingly, Active Hotels uses Euros and British Pounds as its functional currency. Our international operations are subject to risks typical of international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

        Foreign exchange rate fluctuations may adversely impact our financial position as well as our results of operations. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of Active Hotels are translated into U.S. dollars in preparing our consolidated balance sheet. Additionally, foreign exchange rate fluctuations may adversely impact our results of operations as exchange rate fluctuations on transactions denominated in currencies other than the U.S. dollar result in gains and losses that are reflected in our consolidated statement of income.

        We convert the financial statements of Active Hotels into U.S. dollars. When there is a change in foreign currency exchange rates, the conversion of Active Hotels' financial statements into U.S. dollars will lead to a translation gain or loss. Translation exposure is the change in the book value of assets, liabilities, revenues, and expenses that results from changes in foreign currency exchange rates. From time to time we may enter into transactions to hedge portions of our foreign currency denominated earnings translation exposure using both foreign currency options and forward contracts.

        Additionally, fixed rate investments are subject to interest rate volatility. To the extent that changes in interest rates and currency exchange rates affect general economic conditions, priceline.com would also be affected by such changes.

Item 4.    Controls and Procedures

        Prior to filing this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2004, our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions, and there can be no assurance that any design will succeed in achieving its stated goals.

        In addition, we reviewed our internal controls, and, except as further described in the following paragraph, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls to the date of their last evaluation. In the course of this evaluation, we modify and refine our internal processes as conditions warrant.

        In September 2004, we acquired Active Hotels Ltd., and as a result of that acquisition, we have undertaken a review of Active Hotel's internal controls and intend to make changes, if necessary, that we believe to be appropriate to those internal controls as we integrate Active Hotel's business with ours. As we further integrate Active Hotel's business, we will continue to review Active Hotel's internal controls and may take further steps to ensure that its internal controls are effective and integrated appropriately.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        A description of material legal proceedings to which we are a party is contained in Note 15 to the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        In June 2004, we issued $100 million aggregate principal amount of Convertible Senior Notes due January 15, 2025, with an interest rate of 2.25%. (the "Convertible Notes"). The initial purchasers of the Convertible Notes were Goldman, Sachs & Co. and Morgan Stanley, who purchased the notes from us at face value with an underwriting discount of 2.75%. The notes are convertible, subject to certain conditions, into our common stock at the option of the holder, at a conversion price of approximately $37.95 per share, subject to adjustment upon the occurrence of specified events. Each $1,000 principal amount of notes will initially be convertible into 26.3505 shares of our common stock if, on or prior to January 15, 2025, certain conditions occur. The notes are also convertible in certain other circumstances set forth in the offering memorandum, such as a change in control of priceline.com. The offer and sale of the Convertible Notes was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2). We filed a Registration Statement on Form S-3 for the resale of the notes and the shares of common stock issuable upon conversion of the Convertible Notes; however, the SEC has not yet declared the registration statement to be effective. The net proceeds of $96.8 million from the sale of the Convertible Notes were invested in short-term investments according to our investment policy. The net proceeds remain available for general corporate purposes, strategic purposes and working capital requirements.

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

(b)   Reports on Form 8-K

        On July 15, 2004, we furnished a report on Form 8-K/A in connection with our acquisition of Travelweb. On August 3, 2004, we furnished a report on Form 8-K in connection with our second quarter 2004 earnings announcement. On September 23, 2004, we furnished a report on Form 8-K in connection with the acquisition of Active Hotels Limited and updated guidance.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICELINE.COM INCORPORATED (Registrant)
Date: November 9, 2004	By:	/s/ ROBERT J. MYLOD, JR.
Name: Robert J. Mylod, Jr. Title: Chief Financial Officer (On behalf of the Registrant and as principal financial officer)

Exhibit Index

Exhibit Number	Description
12.1	Calculation of Ratio of Earnings to Fixed Charges and Preferred Dividends.
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

priceline.com Incorporated Form 10-Q For the Quarter Ended September 30, 2004
PART I—FINANCIAL INFORMATION
Item 1. Consolidated Condensed Financial Statements
priceline.com Incorporated CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) (In thousands, except per share data)
priceline.com Incorporated CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 (unaudited) (In thousands)
priceline.com Incorporated CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (In thousands)
priceline.com Incorporated Notes to Unaudited Consolidated Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
SIGNATURES
Exhibit Index