Form 10-K/A
period 2003-12-31
PRICELINE COM INC
filed 2004-12-14
CIK 1075531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 3)

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

The number of outstanding shares of priceline.com’s common stock was 38,859,497 as of December 8, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This third amendment to priceline.com Incorporated’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed by priceline.com on March 15, 2004, is being filed for the purpose of amending the information required by Part IV, Item 15 of Form 10-K.

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

PRICELINE.COM INCORPORATED

By:	/s/ Jeffery H. Boyd
	Name:	Jeffery H. Boyd
	Title:	Chief Executive Officer
	Date:	December 14, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*	Chairman Director	December 14, 2004
Ralph M. Bahna

/s/ Jeffery H. Boyd	President, Chief Executive Officer and	December 14, 2004
Jeffery H. Boyd	Director (Principal Executive Officer)

/s/ Thomas P. D’Angelo	Chief Accounting Officer and Controller	December 14, 2004
Thomas P. D’Angelo	(Principal Accounting Officer)

/s/ Robert J. Mylod Jr.	Chief Financial Officer	December 14, 2004
Robert J. Mylod Jr.	(Principal Financial Officer)

*	Director	December 14, 2004
Howard W. Barker, Jr.

*	Director	December 14, 2004
Jeffrey E. Epstein

*	Director	December 14, 2004
Patricia L. Francy

*	Director	December 14, 2004
James M. Guyette

*	Director	December 14, 2004
Edmond Tak Cheun Ip

*	Director	December 14, 2004
Dominic Kai Ming Lai

*	Director	December 14, 2004
Marshall Loeb

*	Director	December 14, 2004
Nancy B. Peretsman

*	Director	December 14, 2004
Ian F. Wade

	Director	December 14, 2004
James M. Guyette

*	/s/ JEFFERY H. BOYD
Name: Jeffery H. Boyd
Title: Attorney-in-fact