Form 10-K
period 2004-12-31
PRICELINE COM INC
filed 2005-03-15
CIK 1075531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004

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

The number of outstanding shares of priceline.com’s common stock was 39,177,898 as of March 1, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth in this Form 10-K, is incorporated herein by reference from priceline.com’s definitive proxy statement relating to the annual meeting of stockholders to be held on June 1, 2005, to be filed with the Securities and Exchange Commission within 120 days after the end of priceline.com’s fiscal year ended December 31, 2004.

priceline.com Incorporated Annual Report on Form 10-K for the Year Ended December 31, 2004 Index

PART I
Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II
Item 5.	Market for the Registrant’s Common Stock and Related Stockholder Matters
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Consolidated Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services

PART IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K
Signatures
Consolidated Financial Statements

Special Note Regarding Forward-Looking Statements

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

PART I

Item 1.  Business

General

We are a leading online travel company that offers our customers a broad range of travel services, including airline tickets, hotel rooms, car rentals, vacation packages and cruises.  We offer our customers a unique choice: the ability to purchase certain travel services in a traditional, price-disclosed manner or the opportunity to use our unique Name Your Own Price® service, which allows our customers to make offers for travel services at discounted prices.  At present, we derive substantially all of our revenues from the following sources:

•                              Transaction revenues from our Name Your Own Price® airline ticket, hotel room and rental car services, as well as our vacation packages service;

•                              Customer processing fees charged in connection with the sale of both Name Your Own Price® and price-disclosed airline tickets, hotel rooms and rental cars service;

•                              Commissions primarily related to the sale of price-disclosed hotel rooms, including those sold in Europe by our subsidiary Active Hotels Ltd., rental cars, cruises and other travel services;

•                              Worldspan reservation booking fees related to both our Name Your Own Price® airline ticket, hotel room and rental car service, and price-disclosed airline ticket and rental car service;

•                              Transaction revenue from our price-disclosed hotel room service, facilitated principally through our wholly-owned subsidiary Travelweb LLC; and

•                              Other revenues derived primarily from selling advertising on our websites.

For the year ended December 31, 2004, we had revenues of approximately $914 million comprised of “merchant” revenue, “agency” revenue and “other” revenue.  Merchant revenues are derived from transactions where we are the merchant of record and are responsible for, among other things, establishing the selling price of the services that we offer.  Merchant revenues, which represented the substantial majority of our total revenues in 2004, consisted of: (1) transaction revenues in connection with our Name Your Own Price® airline tickets, hotel rooms, rental cars and vacation packages service; (2) customer processing fees in connection with our Name Your Own Price® airline tickets, hotel rooms and rental cars service; (3) transaction revenues representing the amount charged to a customer, less the amount charged by suppliers in connection with Travelweb’s hotel rooms service; and (4) ancillary fees, including Worldspan, L.P. reservation booking fees related to Name Your Own Price® airline tickets, hotel rooms and rental cars.  Agency revenues are generally derived from retail travel related transactions where we are not the merchant of record and where the prices of the services offered through our website are determined by third parties and published on our website (for example, the sale of retail airline tickets). Agency revenues consisted primarily of: (1) customer processing fees; and (2) third-party supplier commissions related to the sale of travel services including the sale of price disclosed airline tickets, hotel rooms, cruises and other travel services; and (3) ancillary fees, including global distribution system (GDS) reservation booking fees related to price-disclosed transactions.  Other revenues consisted primarily of advertising revenues we earned for referring customers to others.

Priceline.com was formed as a Delaware limited liability company in 1997 and was converted into a Delaware corporation in July 1998.  Our common stock is listed on the Nasdaq National Market under the symbol “PCLN.”  Our principal executive offices are located at 800 Connecticut Avenue, Norwalk, Connecticut 06854.

The priceline.com Business Model

Name Your Own Price®.  We have developed a unique pricing system known as a “demand collection system” that uses the information sharing and communications power of the Internet to create a new way of pricing products and services.  We believe we have created a balance between the interests of buyers, who are willing to accept trade-offs in order to save money, and sellers, who are prepared to generate incremental revenue by selling products at below retail prices, provided that they can do so without disrupting their existing distribution channels or retail pricing structures.  Our demand collection system allows consumers to specify the price they are prepared to pay when submitting an offer for a particular leisure travel service within a specified range of substitutability.  We then access databases in which participating suppliers file secure discounted rates not generally available to the public, to determine whether we can fulfill the customer’s offer and then decide whether we want to accept the offer at the price designated by the consumer.  For most of these transactions, we establish the price we will accept for our services, have discretion in supplier selection and are the merchant of record in the transaction.  Consumers agree to hold their offers open for a specified period of time (generally, not longer than one minute) to enable us to fulfill their offers from inventory provided by participating sellers.  Once fulfilled, offers generally cannot be canceled – thereby making purchases by our customers generally non-refundable.  This system uses the flexibility of buyers to enable sellers to accept a lower price in order to sell excess inventory or capacity.  We believe that our demand collection system addresses limitations inherent in traditional seller-driven pricing mechanisms in a manner that offers substantial benefits to both buyers and sellers.  We believe that the principal advantages of our system include the following:

•                  Cost Savings.  Our Name Your Own Price® demand collection system allows consumers to save money in a simple and compelling way.  Buyers effectively trade off flexibility about brands, product features and/or sellers in return for prices that are lower than those that can be obtained at that time through traditional retail distribution channels.

•                  Incremental Revenue for Sellers.  Sellers use our Name Your Own Price® demand collection system as a revenue management tool to generate incremental revenue without disrupting their existing distribution channels or retail pricing structures.  We require consumers to be flexible with respect to brands and product features.  As a result, our Name Your Own Price® system does not reveal sellers’ brands to customers prior to the consummation of a transaction, thereby protecting their brand integrity.  This shielding of brand identity and price enables sellers to sell products and services at discounted prices without cannibalizing their own retail sales by publicly announcing discount prices and without competing against their own distributors.

•                  Proprietary Seller Networks.  We have assembled proprietary networks of industry leading sellers that represent high quality brands.  By establishing attractive networks of seller participants with reputations for quality, scale and national presence, we believe that we foster increased participation by both buyers and sellers.

We often refer to products offered through our Name Your Own Price® service as “opaque” products.

Retail Products.  In 2003, we began offering customers the ability to purchase price-disclosed airline tickets at retail prices.  Additionally, in the fourth quarter 2003, we launched a new package service with disclosed prices and more flight options, and in the first quarter 2004, we re-launched the package service with a new feature that gives consumers the option to include retail price-disclosed tickets for the air component of their package.  In these transactions, we act as agent for the travel supplier.  The travel supplier sets the retail price paid by the consumer, and the supplier is the merchant of record for the transaction.

In 2003, we also invested in and entered into a distribution agreement with Travelweb LLC (“Travelweb”), a full-service automated hotel distribution network owned by various affiliates of Marriott International, Inc., Hilton Hotels Corporation, Hyatt Corporation, Intercontinental Hotels Group, Starwood Hotels & Resorts Worldwide, Inc. and Pegasus Solutions, Inc.  Under the terms of the agreement, Travelweb became the primary provider of published-price hotel inventory in the United States and Canada for priceline.com and Lowestfare.com, a wholly-owned subsidiary of priceline.com.  In May 2004, Lowestfare.com acquired all of the equity interest in Travelweb owned by Marriott, Hilton, Hyatt, Starwood Hotels and Pegasus Solutions.  In December 2004, Lowestfare.com acquired all of the equity interest in Travelweb held by InterContinental Hotels Group, making Travelweb a wholly-owned subsidiary of Lowestfare.com.  We intend to use inventory made available to Travelweb’s customers to launch a price disclosed hotel service on the priceline.com site in the first half of 2005.  Our intent is to provide customers maximum flexibility by allowing them to select a retail itinerary or to make use of the Name Your Own Price® service.

In September 2004, we acquired Active Hotels Ltd. (“Active Hotels”), a United Kingdom based Internet hotel reservation distributor for approximately $165.4 million in cash, including transaction related costs.  Active Hotels works with over 8,500 properties in the United Kingdom and throughout Europe, including international chains and independent properties.  Its distribution network encompasses company-owned websites, such as activereservations.com, as well as over affiliated third-party 1,000 websites operating throughout Europe.  Active Hotels’ price-disclosed reservation services are available in English, French, Spanish, German and Italian.  For geographic related information, see Note 21 to our Consolidated Financial Statements.

In addition, in 2003, we purchased the Internet domain names www.rentalcars.com and www.breezenet.com, and their related intellectual property.  Through these sites, we offer consumers access to over 50 retail rental car suppliers and earn commissions on successful rental car reservation bookings.

We believe that the combination of our Name Your Own Price® model and our retail price-disclosed model allows us to service a broad array of value-conscious travelers, while providing us with diverse streams of revenue.

The priceline.com Strategy

The online travel category has continued to experience significant worldwide growth as consumer purchasing shifts from traditional off-line channels to interactive online channels.  Priceline.com has been a leader in the deep discount segment of this market and, in the last two years, has embarked on a strategy to more broadly participate in online travel growth by expanding its service offerings and markets.

•                  Expand Service Offerings.  In 2003, we began to execute a plan to broaden our array of service offerings beyond our Name Your Own Price® services.  Specifically, we have expended significant resources to allow us to introduce price-disclosed retail services to our consumers to compliment our existing Name Your Own Price® service.  We believe that by offering a “one-stop-shopping” solution to our customers, we can simultaneously fulfill the needs of those customers who are prepared to accept the unique requirements of our Name Your Own Price® service in exchange for receiving significant savings relative to retail prices, as well as those customers who are less price sensitive and require the certainty of knowing the full details of their travel itinerary prior to purchasing.  We believe that our evolution to a “one-stop-shopping” website will allow us to more fully participate in the overall growth of the on-line travel category.

Airline Tickets.  In the fourth quarter 2003, we launched our new price-disclosed airline service, which significantly improved conversion of site traffic.  Although the new service resulted in a decrease of Name Your Own Price® airline ticket sales, total unit sales of airline tickets in 2004 increased by 53% on a year-over-year basis, and the gross profit contribution from such increase more than offset the decrease in Name Your Own Price® airline ticket sales.  We believe that offering retail airline tickets as a complement to Name Your Own Price® tickets will continue to improve total airline ticket sales and improve demand for our other services.

Hotel Business.  In 2004, we expanded our retail hotel offering by purchasing all of the equity interest of Travelweb that we did not already own.  In addition, as discussed above, we acquired Active Hotels, a United Kingdom based Internet hotel reservation distributor, which gives us a foothold into the expanding European hotel market.  In 2005, we intend to integrate the retail hotel inventory of Travelweb into the priceline.com hotel offering similar to the way we integrated a retail airline ticket offering with our Name Your Own Price® airline service.

Vacation Packages Service.  In the fourth quarter 2003, we launched a new package service with disclosed prices and more flight options, and in the first quarter 2004, we re-launched the package service with a new feature that gives consumers the option to include retail tickets for the air component of their package.  Additionally, in 2004, we upgraded our packages service to enable consumers to add a rental car and certain destination activities to their packages.  These changes had a positive effect on the results of our packages service and we intend to continue to develop this service by, among other things, expanding available destinations and participating hotel and resort properties.

Rental Cars.  In 2003, we supplemented our Name Your Own Price® rental car offering by acquiring the Internet domain names www.rentalcars.com and www.breezenet.com in addition to other domain names, and their related intellectual property. Through these sites, we offer consumers access to over 50 retail rental car suppliers and earn commissions on successful rental car reservation bookings.  Currently, we operate both sites as stand-alone websites that contain their own search and booking engine functionality, as well as links to rental car suppliers and priceline.com.  In October 2004, we launched a new rental car service that gives consumers the ability to choose from a list of low rental car rates, or on www.priceline.com, to use the Name Your Own Price® model.

Add-On Purchases.  In 2004, we developed functionality that allows customers to “add-on” a rental car reservation to their airline ticket at the time of purchase.  We intend to deploy more add-on purchase opportunities to our single product paths, including the purchase of destination related services such as tours and activities.

Advertising.  Prior to 2004, substantially all of our advertising efforts were spent on promoting our Name Your Own Price® service.  We believe that our historical advertising campaigns were highly successful in firmly establishing priceline.com as a brand that stands for consumer value.  With the introduction of our retail airline ticket service at the end of 2003, we began a new advertising campaign, which sought to broaden the brand attributes of priceline.com to include convenience and choice.  In 2005, we intend to continue aggressively advertising the expansion of our service offerings.

•                  Grow Hotel Service.  Our hotel service represents our highest margin service offering.  Because this service has superior financial characteristics, we have expended and will continue to expend significant internal product development and external corporate development resources on growing this service.  For example, in 2004, we made strategic acquisitions of Travelweb, a full-service automated retail hotel distribution network, and Active Hotels, a United Kingdom based Internet hotel reservation distributor.  In 2004, we sold over 7.7 million room nights; an increase of 36% over 2003.

•                  Expand Internationally.  The size of the travel market outside of the United States is substantially greater than that within the United States.  Historically, Internet adoption rates and e-commerce adoption rates of international consumers have trailed those of the United States.  However, international consumers – particularly European consumers – are rapidly moving to on-line means for purchasing travel.  Accordingly, international on-line travel growth rates have substantially exceeded and are expected to continue to substantially exceed the growth rates within the United States.  Prior to 2004, substantially all of our revenues were generated within the United States.  In order to take advantage of the growth in on-line travel outside of the United States, in September 2004, we acquired Active Hotels, giving us a foothold into the expanding European hotel market, as well as access to European inventory.  Because of the superior growth rates associated with international on-line travel, we intend to continue to invest resources in increasing the share of our revenues represented by international consumers.

Products and Services

Travel Services

Name Your Own Price®  Leisure Airline Tickets.  There are a total of 9 domestic airlines and 26 international airlines participating in our Name Your Own Price® airline ticket service.

All Name Your Own Price® airline ticket requests are made through our websites.  To make an offer, a customer specifies: (1) the origin and destination of the trip, (2) the dates on which the customer wishes to depart and return, (3) the price the customer is willing to pay, and (4) the customer’s valid credit card to guarantee the offer.  When making an offer, consumers must agree to:

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

When we receive an offer, we determine whether to fulfill the offer based upon, among other things, the available fares, rules and inventory provided to us by our participating airlines and certain other internal requirements.  A customer is usually notified whether his or her offer has been accepted in near real-time.  If we identify an airline ticket that meets the parameters specified by the customer and that meets our internal requirements, the customer’s offer is accepted and his or her credit card is charged the offer price, plus applicable taxes, surcharges and processing fees, and the ticket is delivered to the customer by the delivery method specified by the customer.  For customers who request it, we guarantee no more than one connection per leg of trip with a maximum of a 3-hour stop.  As with our other Name Your Own Price®  travel services, once a customer’s offer for airline tickets is accepted, that offer, in almost all cases, cannot be withdrawn or cancelled and the customer’s purchase cannot be refunded.

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

Hotels.  Our Name Your Own Price® hotel room reservation service currently is available in substantially all major cities and metropolitan areas in the United States and Europe.  Seller participants in the hotel room reservation service include most of the significant national hotel chains as well as several important real estate investment trusts and independent property owners.  Hotels participate by filing secure private discounted rates with related inventory control rules in a global distribution system database.  These specific rates generally are not available to the general public or to consolidators and other discount distributors who sell to the public, however, hotel participants may make similar rates available to consolidators or other discount providers under other arrangements.

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

In connection with our acquisition of Travelweb, we intend to expand and grow our retail hotel business.  Furthermore, our acquisition of Active Hotels gives us a foothold into the expanding European hotel market, as well as access to European inventory.

Rental Cars.  Our Name Your Own Price® rental car service operates in a manner similar to our airline ticket and hotel reservation services.  Our rental car services are currently available in substantially all major United States airport markets.  The top five brand name airport rental car companies in the United States are seller participants in our rental car program.  Consumers can access our website and select where and when they want to rent a car, what kind of car they want to rent (i.g., economy, compact, mid-size, SUV, etc.) and the price they want to pay per-day, excluding taxes, fees and surcharges.  When we receive an offer, we determine whether to fulfill the offer based upon the available rates, rules and inventory.  If a customer’s offer is accepted, we will immediately reserve the rental car, charge the customer’s credit card and notify the customer of the car rental company and location providing the rental car.

In 2003, we supplemented our Name Your Own Price® rental car offering by acquiring the Internet domain names www.rentalcars.com and www.breezenet.com, and their related intellectual property. Through these sites, we offer consumers access to over 50 retail rental car suppliers and earn commissions on rental car reservation bookings at disclosed prices.  Currently, we operate both sites as stand-alone websites that contain their own search and booking engine functionality, as well as links to rental car suppliers and priceline.com.  In October 2004, we launched a new rental car service that gives consumers the ability to choose from a list of low disclosed rental car rates, or on www.priceline.com, to use the Name Your Own Price® model.

Vacation Packages.  In February 2002, we began offering our vacation package service, which allowed consumers to determine their own price for packages consisting of airfare and hotel or resort room nights.  In the fourth quarter 2003, we launched a new package service with disclosed prices and more flight options, and in the first quarter 2004, we re-launched the package service with a new feature that gives consumers the option to include retail tickets for the air component of their package.  Additionally, in 2004, we upgraded our packages service to enable consumers to add a rental car and certain destination activities to their packages.

Destination Services.  We currently offer vacation package purchasers the opportunity to purchase tickets, transfers, tours, restaurant meals and other services available at their travel destinations.  We intend to expand this offering to other service paths.

Cruises.  We also offer fixed-price cruise trips through NLG, Inc. (“NLG”), an agent representing major cruise lines.  Our cruise service allows consumers to search for and compare cruise pricing and availability information from 16 cruise lines, and to purchase cruises online or through a call center by selecting from our published offerings and prices.  We receive commissions from NLG for our services.

Travel Insurance.  We offer our air, hotel and vacation package customers an optional travel insurance package that provides coverage for, among other things, trip cancellation, trip interruption, medical expenses, emergency evacuation, and loss of baggage, property and travel documents.  The travel insurance is provided by member companies of American International Group, Inc. (“AIG”).  We receive a percentage of the premium from AIG member companies for every optional insurance package purchased by our customers.

While we are currently focused on the travel services described above, over time, we may evaluate the introduction of other services that we believe could enhance the travel experience of our customers.

 Financial Services

We offer financial services through Priceline Mortgage Company LLC, d/b/a pricelinemortgage.com, of which we own 49% and hold two of five seats on the board of managers.  Pursuant to an intellectual property license from us, pricelinemortgage.com utilizes the priceline.com Name Your Own Price® business model.  Pricelinemortgage.com is controlled by EverBank, a federally chartered savings association supervised by the Office of Thrift Supervision, and a wholly owned subsidiary of EverBank Financial Corp.  Pricelinemortgage.com has access to the management resources and expertise of EverBank, one of the nation’s largest privately held banking and mortgage firms. EverBank Financial Corp. provides management services to pricelinemortgage.com, including the procurement of personnel and office space and assistance in obtaining regulatory approvals.  Pricelinemortgage.com is operating in all 50 states.  Robert J. Mylod, our Chief Financial Officer, is a director of, and an investor in, EverBank Financial Corp, the parent company of EverBank.  Mr. Mylod’s investment represents less than 1/10 of one percent of EverBank Financial Corp’s outstanding common stock.

Under the terms of an agreement with EverBank Financial Corp, pricelinemortgage.com allows consumers to access attractive financial services including, but not limited to, mortgages, home equity loans, and banking service.  We record our proportionate share of the results of pricelinemortgage.com as equity income in investees.

Marketing and Brand Awareness

Priceline.com has established itself as one of the most recognized e-commerce brands through an aggressive marketing and promotion campaign.  During 2004, our online and offline advertising expenses were $27.5 million and $33.5 million, respectively.  We intend to continue a marketing strategy to promote brand awareness and the concept that consumers can save money on products and services while also taking advantage of the “one-stop-shop” convenience afforded by the introduction of retail products to our suite of Name Your Own Price® service offerings.  We advertise primarily through television, radio and online marketing.  Underlying our marketing strategy is our belief that our target market is all consumers, not just Internet-savvy consumers.  We intend to continue to promote the priceline.com brand aggressively throughout 2005.

Advertising Revenue.  We sell advertising to travel suppliers and others on our owned websites, including www.priceline.com, www.lowestfare.com, www.travelweb.com, www.rentalcars.com, www.breezenet.com and www.mytravelguide.com, a travel information site acquired in 2004 and relaunched with upgraded content in December 2004.

Competition

We compete with both online and traditional sellers of the products and services offered on priceline.com. The market for the products and services we offer is intensely competitive, and current and new competitors can launch new sites at a relatively low cost. In addition, over the recent past, the on-line travel industry has consolidated, a trend we expect to continue.  As a result of this consolidation, the major on-line travel companies with which we compete are owned by large well-capitalized companies.  For instance, the Cendant Corporation recently acquired and owns, Orbitz.com, Inc., Cheaptickets.com, Lodging.com and ebookers plc, a leading European travel site, and Sabre Group owns Travelocity.com.

In addition, InterActive Corp. currently owns Expedia, Hotels.com and Hotwire.com, our primary competitor in the sale of “opaque” travel services.  InterActive has recently announced its intention to spin-off its on-line travel business into Expedia, which, as a stand-alone company, would continue to have significantly greater resources and capital than priceline.com.  See “Factors That May Affect Future Results – Intense competition could reduce our market share and harm our financial performance.”

We currently or potentially compete with a variety of companies with respect to each product or service we offer. With respect to our travel services, these competitors include:

•                  Internet travel services such as Expedia, Hotels.com and Hotwire, all of which are owned by InterActive Corp., Travelocity, which is owned by the Sabre Group and Cheaptickets, Orbitz.com, ebookers plc and Lodging.com, which are owned by the Cendant Corporation;

•                  traditional travel agencies;

•                  individual or groups of airlines, hotels, rental car companies, cruise operators and other travel service providers (all of which may provide services by telephone or through their branded website);

•                  on-line travel search sites such as SideStep.com, Mobissimo.com, Cheapflights.com, Farechase, Kayak.com, or any substantially similar on-line travel search business; and

•                  operators of travel industry reservation databases such as Galileo, Worldspan, L.P. and Amadeus.

Hotwire, which is our primary competitor in the sale of opaque travel services, provides airline tickets, hotel rooms and rental car reservations at disclosed prices, although supplier identity and exact flight times are undisclosed until after the customer agrees to the purchase.  In addition, Hotwire recently launched a retail airline ticket offering.  Since its launch, Hotwire has been successful in establishing itself in the online travel marketplace through aggressive advertising, which has had the effect of decreasing our market share in the opaque channel.

With respect to financial services, competitors of pricelinemortgage.com include banks and other financial institutions and online and traditional mortgage and insurance brokers, including E*Trade, ditech.com, mortgage.com, Quicken Mortgage, E-Loan, Lending Tree, which is owned by InterActive Corp., and iOwn, Inc.

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

•                  securing vendors and inventory; and

•                  website and systems development.

In addition, many airline, hotel and rental car suppliers have begun to focus on driving online demand to their own websites in lieu of third-party distributors such as us.  Certain suppliers have attempted to charge additional fees to customers who book airline reservations through an on-line channel other than their own website.  Furthermore, many low cost airlines, who are having increasing success in the marketplace, distribute their inventory exclusively through their own websites.  Suppliers who sell on their own websites typically do not charge a processing fee, and, in some instances, offer advantages such as bonus miles or loyalty points, which could make their offerings more attractive to consumers than models like ours.

Increased competition could result in reduced operating margins, loss of market share and damage to our brand. There can be no assurance that we will be able to compete successfully against current and future competitors.  See “Factors That May Affect Future Results – Intense competition reduce our market share and harm our financial performance.”

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

We out-source most of our call center and customer service functions, and use a real-time interactive voice response system with transfer capabilities to our call centers and customer service centers in Norwalk, Connecticut; Columbus, Ohio; Sunrise, Florida; Brownsville, Pennsylvania and Salt Lake City, Utah.

We rely on the global distribution system (“GDS”) of Worldspan, L.P. in the sale of airline tickets, opaque hotel room reservations, and rental car reservations within the U.S. and Pegasus Solutions, Inc. for the sale of retail hotel room reservations through Travelweb.  We do not have a back-up GDS and if the Worldspan or Pegasus GDS becomes inaccessible, or partially inaccessible to us, due to system failure or otherwise, for any significant amount of time, our ability to book airline tickets, opaque hotel reservations and rental car reservations in the case of Worldspan, and retail hotel reservations in the case of Pegasus, would be adversely affected.

Our systems infrastructure and web and database servers are hosted at SAVVIS in Jersey City, New Jersey, which provides communication links, as well as 24-hour monitoring and engineering support.  SAVVIS has its own generator and multiple back-up systems in Jersey City.  Substantial amounts of our computer hardware for operating our services are also located at SAVVIS in Jersey City.  We also maintain a second web hosting facility at AT&T in New York City.  Our network operations center monitors both web hosting facilities and is located in our Norwalk, Connecticut headquarters.  All three facilities have an uninterruptible power supply system, generators and redundant servers.  If SAVVIS were unable, for any reason, to support our primary web hosting facility, we would need to activate our secondary site at AT&T.  The systems infrastructure and web and database servers of Active Hotels are hosted at IX EUROPE, in London, England.  See “Factors That May Affect Future Results – We Rely on Third-Party Systems.”

Intellectual Property

We currently hold sixteen issued United States patents, Nos. 5,794,207; 5,797,127; 5,897,620; 6,041,308; 6,085,169; 6,108,639; 6,134,534; 6,240,396; 6,332,129; 6,345,090; 6,356,878; 6,418,415; 6,466,919; 6,484,153; 6,510,418; 6,553,346 and over twenty pending United States and foreign patent applications.  All of our issued United States patents expire between September 4, 2016 and July 8, 2017.  We file additional patent applications on new inventions, as appropriate.

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

•                  because of variations in the application of our business model to each of our services, our patents will be effective in preventing one or more third parties from utilizing a copycat business model to offer the same service in one or more categories;

•                  new prior art will not be discovered that may diminish the value of or invalidate an issued patent;

•                  a third party will not have or obtain one or more patents that can prevent us from practicing features of our business or that will require us to pay for a license to use those features; or

•                  our operations do not or will not infringe valid, enforceable patents of third parties.

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

As a result of our acquisition of Lowestfare.com Incorporated in 2002, we hold exclusive rights in that trade name and service mark, including U.S. Registration No. 2,499,345 (LOWESTFARE.COM®) and 2,685,522 (LOWESTFARE.COM VACATIONS®). We hold the exclusive rights to many other trade names and service marks, including but not limited to U.S. Service Mark Registration Nos. 2,750,062 for BREEZENET®; 2,794,403 for BNM.COM®; 1,861,536 for 1-800-FLY-CHEAP®; 2,730,964 for 1-800 LOW FARE®; 2,524, 338 for 800-CHEAPCRUISE®; 2,465,485 for 800-FLYCHEAP®; 2,641,549 for FLY SMART FLY CHEAP!®; 2,572,639 for FLYCHEAP.COM® and TAKE CONTROL OF YOUR TRAVEL; 2,596,656 for FLY SMART FLY CHEAP!®; 2,413,708 for TRAVELWEB®; and 2,866,763 for I-DEAL and Check Mark Design®.

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

We currently own the Internet domain name priceline.com in the United States, and priceline.ca in Canada.  Domain names are generally regulated by Internet regulatory bodies.  The relationship between trademark and unfair competition laws and domain name registration is evolving.  The Anticybersquatting Consumer Protection Act in the U.S. and the Uniform Domain Name Dispute Resolution Policy of the Internet Corporation for Assigned Names and Numbers have both significantly enhanced the ability to deter the improper incorporation of trademarks into domain names by third parties and to assert our registrations against them.  We actively pursue significant infringers as appropriate, including cybersquatters and “typosquatters” who misappropriate our service marks and misspellings thereof as domain names, to maintain our famous marks and prevent the dilution of their distinctiveness.  See, “Factors That May Affect Future Results — Our Success Depends On Our Ability To Protect Our Intellectual Property.”

Governmental Regulation

The services we provide are subject to various federal, state and local regulations. For example, our travel service is subject to laws governing the offer and/or sale of travel services as well as laws requiring us to register as a “seller of travel.”  In addition, our services may be subject to various state and local taxing regulations.  See “Item 3. Legal Proceedings – Uncertainty regarding payment of sales and hotel occupancy and other related taxes”.

In addition, our business is indirectly affected by regulatory and legal uncertainties affecting travel suppliers and global distribution systems.  On January 7, 2004, the Department of Transportation (the “DOT”) published a Final Rule, abolishing most of its rules governing global distribution systems effective January 31, 2004, and the rest of the rules effective July 31, 2004.  As a part of the Final Rule, the DOT rejected proposals to regulate online travel service providers’ fare displays.  However, the DOT deferred consideration of a proposal to amend its policies regarding advertising of air tickets, to require that agency service fees be stated separately from the price being charged by the airlines.  Our current service fee disclosure practices differ from those proposed by the DOT.  If the DOT were to resume consideration of and adopt the service fee proposal, we may have less flexibility regarding merchandising air travel on our websites.

Pricelinemortgage.com is subject to laws governing the licensing and conduct of persons providing mortgage brokerage services. Such laws typically require certain consumer protection disclosures and loan solicitation procedures. For example, the Real Estate Settlement Procedures Act prohibits the payment and receipt of mortgage loan referral fees, and permits persons to be compensated only for the fair market value of non-referral services. Accordingly, pricelinemortgage.com’s home financing service provides non-referral services such as website development and advertising to a licensed mortgage broker who, in turn, provides the back-end processing for loan referrals.

All of our services are subject to federal and state consumer protection laws and regulations prohibiting unfair and deceptive trade practices.

We are also subject to regulations applicable to businesses conducting online commerce. Today there are relatively few laws specifically directed toward online services. However, due to the increasing popularity and use of the Internet and online services, it is possible that laws and regulations will be adopted with respect to the Internet or online services. These laws and regulations could cover issues such as online contracts, user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is developing, but any such new legislation could have significant implications on how we conduct online business. In addition, some states may require us to qualify in that state to do business as a foreign corporation because our service is available in that state over the Internet. Although we are qualified to do business in a number of states, failure to meet the qualifications of certain states, or a determination that we are required to qualify in additional states, could subject us to taxes and penalties.  See “Factors That May Affect Future Results – Regulatory and legal uncertainties could harm our business,” and “Uncertainty Regarding State Taxes.”

Active Hotels, priceline.com europe and Hutchison-Priceline Limited are subject to various foreign regulations and governing bodies that might limit their products and services. They may be affected by unexpected changes in regulatory requirements and various tariffs and trade barriers in connection with online commerce. Any failure by Active Hotels, priceline.com europe or Hutchison-Priceline Limited to comply may have an adverse effect on our business.

Employees

As of March 1, 2005, we employed approximately 438 full-time employees, of which 328 are based at our Norwalk, Connecticut headquarters. We also retain independent contractors to support our customer service and system support functions.

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

Our financial prospects are significantly dependent upon our sale of leisure airline tickets.  Leisure travel, including the sale of leisure airline tickets, is dependent on personal discretionary spending levels. As a result, sales of leisure airline tickets and other leisure travel services tend to decline during general economic downturns and recessions. In addition, unforeseen events, such as terrorist attacks, political instability, regional hostilities, increases in fuel prices, imposition of taxes or surcharges by regulatory authorities, travel-related accidents, travel-related health concerns and unusual weather patterns also may adversely affect the leisure travel industry. As a result, our business also is likely to be affected by those events. Further, work stoppages or labor unrest at any of the major airlines could materially and adversely affect the airline industry and, as a consequence, have a material adverse effect on our business, results of operations and financial condition.

During the twelve months ended December 31, 2004, sales of airline tickets from our five largest and two largest airline suppliers accounted for approximately 78.0% and 41.2% of total airline tickets sold, respectively. As a result, currently we are substantially dependent upon the continued participation of these airlines in priceline.com in order to maintain and continue to grow our total gross profit.

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

As a general matter, during the course of our business, we are in continuous dialogue with our major airline suppliers about the nature and extent of their participation in our system. The significant reduction on the part of any of our major suppliers of their participation in our system – either Name Your Own Price® or price-disclosed service – for a sustained period of time or their complete withdrawal could have a material adverse effect on our business, results of operations and financial condition.  Moreover, certain airlines have significantly limited or eliminated sales of airline tickets through “opaque” channels, preferring to consistently show the lowest available price on their own website.  If one or more participating airlines were to further limit or eliminate discounting through opaque channels, it could have a material adverse effect on our business, results of operations and financial condition.  In addition, the airline industry has experienced a shift in market share from full-service carriers to low-cost carriers that focus primarily on discount fares to leisure destinations and we expect this trend to continue.  Some low-cost carriers, such as Southwest or Jet Blue, do not distribute their tickets through us or other third-party intermediaries.

Due to our dependence on the airline industry, we could be severely affected by changes in that industry, and, in many cases, we will have no control over such changes or their timing.  Several major U.S. airlines are struggling financially and have either filed for reorganization under the United States Bankruptcy Code or discussed publicly the risks of bankruptcy. To the extent other major U.S. airlines that participate in our system declare bankruptcy, they may be unable or unwilling to honor tickets sold for their flights. Our policy in such event would be to direct customers seeking a refund or exchange to the airline, and not to provide a remedy ourselves. Because we are the merchant-of-record on sales of Name Your Own Price® airline tickets to our customers, however, we could experience a significant increase in demands for refunds or credit card charge-backs from customers, which would materially and adversely affect our operations and financial results. In addition, because Name Your Own Price® customers do not choose the airlines on which they are to fly, the bankruptcy of a major U.S. airline or the possibility of a major U.S. airline declaring bankruptcy could discourage customers from using our Name Your Own Price® system to book airline tickets.

In addition, given the concentration of the airline industry, particularly in the domestic market, our competitors could exert pressure on other airlines not to supply us with tickets. Moreover, the airlines may attempt to establish their own buyer-driven commerce service or participate or invest in other similar services.

We are dependent on certain hotels.

Our financial prospects are significantly dependent upon the sale of hotel room nights.  During the twelve months ended December 31, 2004, sales of Name Your Own Price® hotel room nights from our five largest hotel suppliers accounted for approximately 46.9% of total Name Your Own Price® hotel room nights sold.  As a result, currently we are substantially dependent upon the continued participation of these hotels in priceline.com’s hotel service in order to maintain and continue to grow our total gross profit.

We currently have more than 40 national hotel chains participating in the Name Your Own Price® system.  However, our arrangements with the hotels that participate in our Name Your Own Price® system generally:

•                  do not require the hotels to make available to our customers any specific quantity of hotel rooms;

•                  do not require the hotels to provide particular prices or levels of discount;

•                  do not require the hotels to deal exclusively with us in the public sale of discounted hotel rooms; and

•                  generally, can be terminated upon little or no notice.

As a general matter, during the course of our business, we are in continuous dialogue with our major hotel suppliers about the nature and extent of their participation in our system.  Improving economic conditions are creating increased demand for hotel rooms and some hotels may reduce the amount of inventory they sell through our service or increase the negotiated rates at which they are willing to provide inventory.  If hotel occupancy rates improve to the point that our hotel suppliers no longer place the same value on our distribution systems, such suppliers may reduce the amount of inventory they make available through priceline.com, Travelweb and Active Hotels.  The significant reduction on the part of any of our major suppliers of their participation in our system for a sustained period of time or their complete withdrawal could have a material adverse effect on our business, results of operations and financial condition.

In addition, certain hotels have begun initiatives to reduce margins received by third party intermediaries on disclosed price merchant transactions, which is the primary method we employ to distribute disclosed price hotel room reservations.  While Travelweb’s agreements with its leading hotel suppliers provide for specified discounts, if one or more participating hotels were to require us to limit our merchant margins, upon contract renewal or otherwise, it could have a material adverse effect on our business, results of operations and financial condition.

Our ability to satisfy customers may be adversely affected by a number of factors outside of our control.

Most domestic airlines, and many of our major suppliers, have experienced, and continue to experience, significant losses.  These losses have been compounded by competition from low-cost carriers and, most recently, by high fuel prices.  As a result of these and other factors, many of the major airlines have deeply discounted retail airline tickets to maintain market share, which has had a detrimental effect on our business.  Deep retail discounting by the airlines affects our demand by hurting the Name Your Own Price® value proposition and making users less willing to accept the trade-offs associated with our Name Your Own Price® leisure airline tickets service.  In particular, we believe that lower retail pricing causes customers who might normally be willing to make the tradeoff associated with our Name Your Own Price® service in exchange for savings off of higher retail rates, to purchase travel services at the lower retail rates or from low-cost carriers without having to make any trade-offs.

We rely on the global distribution system of Worldspan, L.P. in the sale of airline tickets, opaque hotel room reservations, and rental car reservations, and Pegasus Solutions, Inc. in the sale of retail hotel reservations.  We do not have a back-up GDS and if the Worldspan or Pegasus GDS becomes inaccessible, or partially inaccessible to us, due to system failure or otherwise, for any significant amount of time, our ability to book airline tickets, opaque hotel reservations and rental car reservations in the case of Worldspan, and retail hotel reservations in the case of Pegasus, would be adversely affected, and our results would suffer.

The bankruptcy, discontinuance or consolidation of our suppliers could harm our business.

We are heavily dependent on our suppliers.  Two of our largest airline suppliers, United Airlines and U.S. Airways, are currently operating under the protection of federal bankruptcy laws, and certain other major suppliers, including Delta Air Lines, have disclosed publicly the possibility of seeking the protection of the federal bankruptcy laws. If any of our suppliers currently in bankruptcy liquidates or does not emerge from bankruptcy and we are unable to replace such supplier as a participant in priceline.com, our business would be adversely affected. In addition, in the event that another of our major suppliers voluntarily or involuntarily declares bankruptcy and is subsequently unable to successfully emerge from bankruptcy, and we are unable to replace such supplier, our business would be adversely affected. Further, as discussed in “We are dependent on the airline industry and certain airlines”, because our Name Your Own Price® customers do not choose the airline, hotel or rental car company on which they are booked, the bankruptcy of a major supplier or even the possibility of a major supplier declaring bankruptcy, could discourage consumers from booking their travel through us.  If any or all of such companies discontinue their business, and we are unable to find other suppliers, it would have a material adverse effect on our business, results of operations and financial condition.

If one of our major suppliers merges or consolidates with, or is acquired by, another company that either does not participate in the priceline.com system or that participates on substantially lower levels, the surviving company may elect not to participate in our system or to participate at lower levels than the previous supplier.  In addition, fewer independent suppliers reduces opacity and competition among suppliers.  In such event, if we are unable to divert sales to other suppliers, our business results of operations and financial condition may be adversely affected.

Intense competition could reduce our market share and harm our financial performance.

We compete with both online and traditional sellers of the services offered on priceline.com. The market for the services we offer is intensely competitive, and current and new competitors can launch new sites at a relatively low cost. In addition, over the recent past, the on-line travel industry has consolidated, a trend we expect to continue. As a result of this consolidation, the major on-line travel companies with which we compete are owned by large well-capitalized companies.  For instance, the Cendant Corporation recently acquired and owns, Orbitz.com, Inc., Cheaptickets.com, Lodging.com and ebookers plc, a leading European travel site, and Sabre Group owns Travelocity.com.  In addition, InterActive Corp. currently owns Expedia, Hotels.com and Hotwire.com, our primary competitor in the sale of “opaque” travel products.  InterActive has recently announced its intention to spin-off its on-line travel business into Expedia, which, as a stand-alone company, would continue to have significantly greater resources and capital than priceline.com.  We may not be able to effectively compete with industry conglomerates such as Cendant or Sabre or Expedia, each of which have access to significantly greater and more diversified resources than we do.  We may not be able to effectively compete with industry conglomerates such as Cendant, Sabre or InterActive Corp., each of which have access to significantly greater resources and capital than us.

We currently or potentially compete with a variety of companies with respect to each service we offer. With respect to our travel services, these competitors include:

•                  Internet travel services such as Expedia, Hotels.com and Hotwire, all of which are owned by InterActive Corp., Travelocity, which is owned by the Sabre Group and Cheaptickets, Orbitz.com, ebookers plc and Lodging.com, which are owned by the Cendant Corporation;

•                  traditional travel agencies;

•                  individual or groups of airlines, hotels, rental car companies, cruise operators and other travel service providers (all of which may provide services by telephone or through their branded website);

•                  on-line travel search sites such as SideStep.com, Mobissimo.com, Cheapflights.com, Farechase, Kayak.com, or any substantially similar on-line travel search business; and

•                  operators of travel industry reservation databases such as Galileo, Worldspan, L.P. and Amadeus.

Hotwire, which is our primary competitor in the sale of opaque travel services, provides airline tickets, hotel rooms and rental car reservations at disclosed prices, although supplier identity and exact flight times are undisclosed until after the customer agrees to the purchase.  In addition, Hotwire recently launched a retail airline ticket offering.  Since its launch, Hotwire has been successful in establishing itself in the online travel marketplace through aggressive advertising, which has had the effect of decreasing our market share in the opaque channel.  If we are unable to effectively compete with Hotwire, our business, results of operation and financial condition will be adversely affected.

With respect to financial services, competitors of pricelinemortgage.com include banks and other financial institutions and online and traditional mortgage and insurance brokers, including E*Trade, ditech.com, mortgage.com, Quicken Mortgage, E-Loan, Lending Tree, which is owned by InterActive Corp., and iOwn, Inc.

We potentially face competition from a number of large Internet companies and services that have expertise in developing online commerce and in facilitating Internet traffic, including Amazon.com, AOL, MSN, Google.com and Yahoo!, who compete with us either directly or indirectly through affiliations with other e-commerce or off-line companies. For example, in July 2004, Yahoo! acquired FareChase, a travel search-engine that searches for fares and hotel rates at travel supplier and third-party websites, and refers traffic to those sites.  If Yahoo! or other portals decide to refer significant traffic to travel search engines, it could result in more competition from supplier websites and higher customer acquisition costs for third-party sites such as ours.  Other large companies with strong brand recognition, technical expertise and experience in Internet commerce could also seek to compete with us. Competition from these and other sources could have a material adverse effect on our business, results of operations and financial condition.  For example, growth in the trend of utilizing Internet search engines to capture travel demand could require us to invest additional amounts in on-line search advertising in order to maintain market share.  In addition, the business of Active Hotels, which relies upon third-party distribution partners that derive substantial business from search engines, could be negatively affected if search engines change their algorithms in a manner that negatively affects such parties’ search engine ranking.

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

•                  securing vendors and inventory; and

•                  website and systems development.

In addition, many airline, hotel and rental car suppliers have begun to focus on driving online demand to their own websites in lieu of third-party distributors such as us.  Certain suppliers have attempted to charge additional fees to customers who book airline reservations through an on-line channel other than their own website.  Furthermore, many low cost airlines, who are having increasing success in the marketplace, distribute their inventory exclusively through their own websites.  Suppliers who sell on their own websites typically do not charge a processing fee, and, in some instances, offer advantages such as bonus miles or loyalty points, which could make their offerings more attractive to consumers than models like ours.

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

We rely on fees paid to us by Worldspan, L.P. for travel bookings made through Worldspan, L.P.’s global distribution system, or GDS, for a substantial portion of our gross profit and net income. A number of travel suppliers, particularly airlines, have indicated publicly that, as part of an effort to reduce distribution costs, they intend to reduce their dependence over time on what they view to be “expensive” distribution channels such as GDSs. A number of travel suppliers have reached agreements with travel distributors that require rebates of all or part of the fees received from the GDS.  We have agreed to rebate certain GDS costs to certain suppliers in exchange for contractual considerations such as those relating to inventory pricing and availability, and expect to continue to do so in the future.  Additionally, travel suppliers are encouraging distributors, such as us, to develop technology enabling direct connections, therefore bypassing the GDS. Development of direct connection technology would require the use of information technology resources and could cause us to incur additional operating expenses and delay other projects. We have been and believe that we will continue to be under pressure from travel suppliers, including most of the major domestic airlines and many of our significant hotel suppliers, to rebate all or part of the travel booking fees we receive from Worldspan, L.P. To the extent that we are required to rebate travel booking fees we currently receive to travel suppliers, and are unable to recover such amounts by charging customers, it could have a material adverse effect on our business, results of operations and financial condition.

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

Acquisitions could result in operating difficulties.

As part of our business strategy, we acquired a substantial majority of Travelweb LLC in May 2004 and acquired all of the remaining interest in December 2004. In addition, in September 2004, we acquired Active Hotels Ltd., an online travel company based in the United Kingdom.  We may enter into additional business combinations and acquisitions in the future.  Acquisitions may result in dilutive issuances of equity securities, use of our cash resources, incurrence of debt and amortization of expenses related to intangible assets.  In addition, the process of integrating an acquired company, business or technology may create unforeseen operating difficulties and expenditures.  The acquisitions of Travelweb and Active Hotels were accompanied by a number of risks, including:

•                  the need to implement or remediate controls, procedures and policies appropriate for a larger public company at companies that prior to the acquisition lacked such controls, procedures and policies;

•                  the difficulty of assimilating the operations and personnel of Travelweb and Active Hotels, which are principally located in Dallas, Texas, and Cambridge, England, respectively, with and into our operations, which are headquartered in Norwalk, Connecticut;

•                  the potential disruption of our ongoing business and distraction of management;

•                  the difficulty of incorporating acquired technology and rights into our services and unanticipated expenses related to such integration;

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

We may experience similar risks in connection with any future acquisitions. We may not be successful in addressing these risks or any other problems encountered in connection with the acquisitions of Travelweb and Active Hotels or that we could encounter in future acquisitions, which would harm our business or cause us to fail to realize the anticipated benefits of our acquisitions.  We currently have approximately $218 million assigned primarily to the intangible assets and goodwill of Travelweb and Active Hotels, and therefore, the occurrence of any of the aforementioned risks could result in a material adverse impact, including a material impairment of these assets.

Our growth cannot be assured. Even if we do experience growth, we cannot assure you that we will grow profitably.

Our business strategies are dependent on the growth of our business. For us to achieve significant growth, consumers and travel suppliers must continue to accept our website as a valuable commercial tool. Consumers who have historically purchased travel services using traditional commercial channels, such as local travel agents and calling suppliers directly, must instead purchase these services on our website. Similarly, travel suppliers will also need to accept or expand their use of our website and view our website as an efficient and profitable channel of distribution for their travel products. Our ability to enhance awareness of the priceline.com brands and offer services that will attract and retain a significant number of new consumers and travel suppliers is not certain, and therefore, our growth may be limited.

We may not be successful in entering the retail hotel market.

To date, we have been able to integrate successfully the sale of retail products for our airline and rental car services.  We are scheduled to launch a retail service for our hotel service in the second quarter of 2005.  The launch of our retail service for hotels is substantially more complex and requires substantially greater financial, human and development resources than did the launch of either our retail airline service or retail rental car service.  There can be no assurance that our retail hotel service will have the same degree of market acceptance among consumers that our airline and rental car services have had thus far.  Many of our competitors have more experience in the retail hotel market than we do, and have invested significantly more than we have in marketing spend.  In addition, we may face difficulty from our suppliers in maintaining access to the inventory necessary to sustain a competitive retail hotel service.  Our failure to successfully anticipate, identify and react to any of the difficulties we might face could have an adverse effect on the timing of the launch of our retail hotel service or our business, results of operations and financial condition.

Travelweb’s business model exposes us to certain risks that we have not traditionally experienced in the hotel business.

Travelweb facilitates the purchase of hotel rooms by customers pursuant to a merchant model, which is based on merchant arrangements it makes directly with individual hotel chains and independent hotel properties. Travelweb receives access to inventory directly from a hotel at a negotiated rate, and determines the retail price at which it will offer its services to the consumer, within contractual limitations.  Prior to our acquisition of Travelweb in May 2004, we did not have experience with a disclosed-price merchant model hotel service, and there can be no assurance we will have success with such a model in the future.

Many hotels use merchant arrangements with companies like Travelweb to dispose of excess hotel room inventory at wholesale rates. If hotels experience increased demand for rooms, they might reduce the amount of room inventory they make available through Travelweb.  The hotel industry has seen a recent improvement in occupancy rates and this could cause hotels to reduce the amount of inventory they make available through Travelweb.  Similarly, many hotels distribute room inventory through their own websites and therefore might increase negotiated rates for merchant rate inventory sold through Travelweb, decreasing the margin available to Travelweb.

In addition, Travelweb makes merchant hotel inventory available to certain affiliate travel distributors, including Orbitz, Inc.  Such affiliates offer such inventory to consumers.  If Orbitz or other affiliates cease distributing Travelweb inventory, or significantly reduce the amount of Travelweb inventory they offer to consumers, the business of Travelweb would be negatively impacted.  The recently-announced acquisition of Orbitz by Cendant is likely to result in Orbitz reducing, over time, the inventory it seeks from Travelweb, and non-renewal of Travelweb’s affiliate agreement with Orbitz, which expires in December of 2005.

Active Hotel’s business model exposes us to certain risks that we have not traditionally experienced in the hotel business.

Active Hotels distributes hotel rooms primarily through a retail model, whereby it secures a reservation with a customer’s credit card, but is not compensated by the hotel property until such customer checks out of the hotel property.  This requires Active Hotels to pursue collection of commissions relating to hotel room reservations from the hotel properties after the customer has completed his or her stay.  We do not have extensive experience in collecting commissions from hotel properties and failure to sustain an adequate collection rate could negatively impact the business of Active Hotels.

In addition, Active Hotels relies heavily on various third parties to distribute hotel room reservations, and Active Hotel’s distribution channels are concentrated among a number of third parties.  Should one or more of such third parties cease distribution of Active Hotels’ reservations, or suffers a deterioration in its search engine ranking, its business could be negatively affected.

Historically, the majority of Active Hotels’ business is located in the U.K.  The strategy of Active Hotels involves rapid expansion into other European countries, many of which have different customs and different levels of customer acceptance of the Internet.  If Active Hotels is unsuccessful in rapidly expanding into other European countries, our business, results of operations and financial condition would be adversely affected.

Our international operations and additional expansion efforts internationally expose us to additional risks and may materially adversely affect our results of operations.

Prior to 2004, substantially all of our revenues were generated within the United States.  In September 2004, we acquired Active Hotels, which is based in the United Kingdom and provides us with access to the European hotel market.  One of our principal strategies is to continue to grow internationally, both in Europe and elsewhere.  The integration of Active Hotels, and any further expansion internationally, requires and will continue to require substantial management attention and financial resources.  Our management has limited to no prior experience integrating and managing international operations.  Moreover, acquiring or establishing foreign operations is a significant investment that might not produce desired results.  For example, we may experience higher costs as a percentage of revenues in connection with the development and maintenance of our business internationally relative to our domestic experience.

Additionally, like our current foreign operations, any future acquisitions or expansion internationally would be subject to risks, including:

•                  the impact of business cycles and downturns in economies outside the United States;

•                  longer payment cycles and greater difficulty in accounts receivable collections;

•                  time and resources required to comply with foreign regulatory requirements;

•                  trade barriers and unexpected changes in regulatory requirements;

•                  difficulties and costs of staffing and managing foreign operations;

•                  potentially adverse tax consequences;

•                  reduced protection for intellectual property rights in some countries;

•                  unanticipated tax costs associated with the cross-border use of intangible assets;

•                  political or social unrest or economic instability;

•                  fluctuations in currency exchange rates;

•                  difficulty in maintaining effective communications with employees and customers due to distance, language and cultural barriers;

•                  lower brand recognition for priceline.com and our other brands in foreign countries, particularly in non-English speaking countries;

•                  lower per capita Internet usage in many foreign countries for a variety of reasons, including lower disposable incomes, lack of adequate telecommunications and computer infrastructure and concerns regarding online security for e-commerce transactions; and

•                  competition in international markets from a broad range of competitors who may have a greater market share, more established branding, greater knowledge with respect to the tastes and preferences of customers residing in their country and/or their focus on a single market.

One or more of these factors could harm our international operations and expansion efforts, and consequently, could have a material adverse effect on our business, financial condition and results of operations.

Defending against intellectual property claims could be expensive and disruptive to our business.

We cannot assure you that others will not obtain and assert patents or other intellectual property rights against us affecting essential elements of our business.  From time to time, in the ordinary course of our business, we have been subject to legal proceedings and claims relating to the intellectual property rights of others, and we expect that third parties will continue to assert intellectual property claims against us, particularly as we expand the complexity and scope of our business.  We endeavor to defend our intellectual property rights diligently, but intellectual property litigation is expensive and time consuming, and successful infringement claims against us could result in significant monetary liability or prevent us from operating our business, or portions of our business.  In addition, resolution of claims may require us to obtain licenses to use intellectual property rights belonging to third parties, which may be expensive to procure, or possibly to cease using those rights altogether.  Any of these events could have a material adverse effect on our business, results of operations or financial condition.

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

We believe that maintaining and expanding the priceline.com brand, and other owned brands, including Lowestfare.com, Rentalcars.com, Breezenet.com, MyTravelGuide.com, Travelweb and Active Hotels, are important aspects of our efforts to attract and expand our user and advertiser base.  As our larger competitors spend increasingly more on advertising, we are required to spend more in order to maintain our brand recognition.  Promotion of the priceline.com brand will depend largely on our success in satisfying our customers. In addition, we have spent considerable money and resources to date on the establishment and maintenance of the priceline.com brands, and we will continue to spend money on, and devote resources to advertising, marketing and other brand-building efforts to preserve and enhance consumer awareness of the priceline.com brands. We may not be able to successfully maintain or enhance consumer awareness of the priceline.com brands, and, even if we are successful in our branding efforts, such efforts may not be cost-effective. If we are unable to maintain or enhance customer awareness of the priceline.com brands in a cost-effective manner, our business, results of operations and financial condition would be adversely affected.

We issued $125 million of Convertible Senior Notes due August 2010, which provide for mandatory repayment beginning in 2008 and could result in dilution of our earnings per share.

In August 2003, we issued $125 million aggregate principal amount of Convertible Senior Notes due August 1, 2010, with an interest rate of 1% (the “1% Notes”).  The 1% Notes are convertible, subject to certain conditions, into our common stock at the option of the holder, at a conversion price of approximately $40.00 per share, subject to adjustment upon the occurrence of specified events.  Each $1,000 principal amount of 1% Notes will initially be convertible into 25 shares of our common stock if, on or prior to August 1, 2008, the closing price of our common stock for at least 20 trading days in the 30 consecutive trading days ending on the first day of a conversion period, as defined in the offering memorandum related to the 1% Notes, is more than 110% of the then current conversion price of the 1% Notes, or after August 1, 2008, if the closing price of our common stock is more than 110% of the then current conversion price of the 1 % Notes.  The 1% Notes are also convertible in certain other circumstances set forth in the offering memorandum, such as a change in control of priceline.com.  In addition, the 1% Notes will be redeemable at our option beginning in 2008, and the holders may require us to repurchase the 1% Notes on August 1, 2008 or in certain other circumstances.  While we currently have sufficient cash and short-term investments to repay the 1% Notes, there can be no assurance that we will be able to repay or refinance the 1% Notes on the repayment date.  In addition, the purchase of the 1% Notes with shares of our common stock or the conversion of the 1% Notes into our common stock could result in dilution of our earnings per share.  Further, the adoption by the Financial Accounting Standards Board of EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” which was effective as of December 15, 2004, requires that contingently convertible debt, such as the 1% Notes, be included in diluted earnings per share, regardless of whether the market price contingently contained in the debt instrument has been met.  We have historically excluded the potential dilutive effect of the conversion feature from diluted earnings per share.  The 1% Notes were dilutive to earnings per share for the full year 2004, but not for 2003.  The adoption of EITF 04-08 required us to include approximately 3,125,000 additional shares of common stock underlying the 1% Notes and in our diluted earnings per share calculation in the event that their inclusion is dilutive to earnings per share. The impact of the additional shares in the calculation of diluted earnings per share is partially offset by exclusion of coupon interest and amortization of debt issuance costs associated with the Notes.  The adoption of EITF 04-08 could result in a material reduction in our diluted earnings per share in future periods.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Accounting Pronouncements.”

We issued $100 million of Convertible Senior Notes due January 15, 2025, which provide for mandatory repayment beginning in 2010 and could result in dilution of our earnings per share.

In June 2004, we issued $100 million aggregate principal amount of Convertible Senior Notes due January 15, 2025, with an interest rate of 2.25% (the “2.25% Notes”).  The 2.25% Notes are convertible, subject to certain conditions, into our common stock at the option of the holder, at a conversion price of approximately $37.95 per share, subject to adjustment upon the occurrence of specified events.  Each $1,000 principal amount of 2.25% Notes will initially be convertible into 26.3505 shares of our common stock if, on or prior to January 15, 2025, certain conditions occur.  The 2.25% Notes are also convertible in certain other circumstances set forth in the offering memorandum, such as a change in control of priceline.com.  In the event that all or substantially all of our common stock is acquired prior to January 15, 2010, in a transaction in which the consideration paid to holders of our common stock consists of all or substantially all cash, we would be required to make additional payments to the holders of amounts ranging from $0 to $19.1 million depending upon the date of the transaction and our then current stock price.  In addition, the 2.25% Notes will be redeemable at our option beginning January 20, 2010, and the holders may require us to repurchase the notes on January 15, 2010, 2015 and 2020 or in certain other circumstances.  While we currently have sufficient cash and short-term investments to repay the 2.25% Notes, there can be no assurance that we will be able to repay or refinance the notes on the repayment date.  In addition, the purchase of our 2.25% Notes with shares of our common stock or the conversion of the notes into our common stock could result in dilution of our earnings per share.  Further, the adoption by the Financial Accounting Standards Board of EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” which was effective as of December 15, 2004, requires that contingently convertible debt, such as the 2.25% Notes, be included in diluted earnings per share, regardless of whether the market price contingently contained in the debt instrument has been met.  We have historically excluded the potential dilutive effect of the conversion feature from diluted earnings per share.  The 2.25% Notes were not dilutive to earnings per share since their issuance.  The adoption of EITF 04-08 required us to include approximately 2,635,046 additional shares of common stock underlying the 2.25% Notes and in our diluted earnings per share calculation in the event that their inclusion is dilutive to earnings per share. The impact of the additional shares in the calculation of diluted earnings per share was offset by exclusion of coupon interest and amortization of debt issuance costs associated with the Notes.  The adoption of EITF 04-08 could result in a material reduction in our diluted earnings per share in future periods.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Accounting Pronouncements.”

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

•                  because of variations in the application of our business model to each of our services, our patents will be effective in preventing one or more third parties from utilizing a copycat business model to offer the same service in one or more categories;

•                  new prior art will not be discovered which may diminish the value of or invalidate an issued patent;

•                  a third party will not have or obtain one or more patents that prevent us from practicing features of our business or require us to pay for a license to use those features; or

•                  our operations do not or will not infringe valid, enforceable patents of third parties.

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

Our business is dependent upon  third-party systems and service providers.

We rely on certain third-party computer systems and third-party service providers, including the computerized central reservation systems of the airline, hotel and rental car industries to satisfy demand for airline tickets, hotel room and rental car reservations. In particular, our travel business is substantially dependent upon the computerized reservation systems of Worldspan, L.P., and Pegasus Solutions, operators of global distribution systems for the travel industry. Any interruption in these third-party services systems, including Worldspan, L.P.’s or Pegasus’ systems, or deterioration in their performance could prevent us from booking airline, hotel and rental car reservations and have a material adverse effect on our business. Our agreements with third-party service providers are terminable upon short notice and often do not provide recourse for service interruptions. In the event our arrangement with any of such third parties is terminated, we may not be able to find an alternative source of systems support on a timely basis or on commercially reasonable terms and, as a result, it could have a material adverse effect on our business, results of operations and financial condition.

A substantial portion of our computer hardware for operating our services is currently located at a web hosting facility operated by SAVVIS.  If SAVVIS is, for any reason, unable to support our website, we would need to quickly complete the activation of our secondary site at the ATT web hosting facility.  Any of these conditions could cause disruptions to our business or exposure to potentially damaging press coverage of the problems, and would have a material adverse effect on our business, results of operations, and financial condition.

Our communications infrastructure is provided by vendors such as AT&T, MCI and IX EUROPE.  If they are unable, for any reason, to support the communications infrastructure they provide us, instabilities in our systems could increase until such time as we were able to replace their services.

While we do maintain redundant systems and hosting services for some of our business, it is possible that we could experience an interruption in our business, and we do not carry business interruption insurance sufficient to compensate us for losses that may occur.

Capacity constraints and system failures could harm our business.

We rely on the global distribution system of Worldspan, L.P. in the sale of airline tickets, opaque hotel room reservations, and rental car reservations, and the global distribution system of Pegasus Solutions in the sale of retail hotel room reservations.  We do not have a back-up GDS and if the Worldspan or Pegasus GDS becomes inaccessible, or partially inaccessible to us, due to system failure or otherwise, for any significant amount of time, our ability to book airline tickets, opaque and retail hotel reservations and rental car reservations would be adversely affected, and our results would suffer.  We also depend upon Paymentech for our production fulfillment processes. If Paymentech was wholly or partially compromised, our cash flows could be disrupted until such a time as a replacement process could be put in place with a different vendor.

A substantial amount of our computer hardware for operating our services is currently located at the facilities of SAVVIS in New Jersey and IX EUROPE in London, England. These systems and operations are vulnerable to damage or interruption from human error, floods, fires, power loss, telecommunication failures and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at the SAVVIS facility or the IX EUROPE facility could result in lengthy interruptions in our services. In addition, the failure by SAVVIS or IX EUROPE to provide our required data communications capacity could result in interruptions in our service. Any system failure that causes an interruption in service or decreases the responsiveness of the priceline.com service could impair our reputation, damage our brand name and have a material adverse effect on our business, results of operations and financial condition.

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

We use both internally developed systems and third-party systems to operate the priceline.com service, including transaction processing, order management and financial systems that were designed to be scaleable and stable. However, if the number of users of our services increases substantially, or if critical third-party systems stop operating as designed, we will need to significantly expand and upgrade our technology, transaction processing systems, financial systems and other infrastructure. We do not know whether we will be able to upgrade our systems and infrastructure to accommodate such conditions in a timely manner.

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

On an ongoing basis, we conduct reviews and interpretations of the tax laws in various states and other jurisdictions relating to the payment of state and local hotel occupancy and other related taxes.  In connection with our reviews, we have met and had discussions with taxing authorities in certain jurisdictions but the ultimate resolution in any particular jurisdiction cannot be determined at this time.  Currently, hotels collect and remit hotel occupancy and related taxes to the various tax authorities based on the amounts collected by the hotels. Consistent with this practice, we recover the taxes on the underlying cost of the hotel room night from customers and remit the taxes to the hotel operators for payment to the appropriate tax authorities. Several jurisdictions have indicated that they may take the position that hotel occupancy tax is applicable to the differential between the price paid by a customer for our service and the cost to us of the underlying room. Historically, we have not collected taxes on this differential. Some state and local jurisdictions could assert that we are subject to sales or hotel occupancy taxes on this differential and could seek to collect such taxes, either retroactively or prospectively or both. Such actions may result in substantial tax liabilities for past sales and could have a material adverse effect on our business and results of operations. To the extent that any tax authority succeeds in asserting that any such tax collection responsibility exists, it is likely that, with respect to future transactions, we would collect any such additional tax obligation from our customers, which would have the effect of increasing the cost of hotel room nights to our customers and, consequently, could reduce our hotel sales. We will continue to assess the risks of the potential financial impact of additional tax exposure, and to the extent appropriate, we will reserve for those estimates of liabilities.

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

To date, our results have been negatively impacted by purchases made using fraudulent credit cards. Because we act as the merchant-of-record in a majority of our transactions, we may be held liable for accepting fraudulent credit cards on our website as well as other payment disputes with our customers. Additionally, we are held liable for accepting fraudulent credit cards in certain retail transactions when we do not act as merchant of record.  Accordingly, we calculate and record an allowance for the resulting credit card charge-backs.  If we are unable to combat the use of fraudulent credit cards on our website, our business, results of operations and financial condition could be materially adversely affected.

Two large stockholders beneficially own approximately 33% of our stock.

Hutchison Whampoa Limited and its 49.97% shareholder, Cheung Kong (Holdings) Limited, collectively beneficially owned approximately 33% of our outstanding common stock as of December 31, 2004, based on public filings with the SEC. Together, Cheung Kong (Holdings) Limited and Hutchison Whampoa Limited have appointed three of the eleven members of our Board of Directors. As a result of their ownership and positions, Cheung Kong (Holdings) Limited and Hutchison Whampoa Limited collectively are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of our company. In addition, both Cheung Kong (Holdings) Limited and Hutchison Whampoa Limited have registration rights with respect to their shares of priceline.com.  On May 4, 2004, we filed with the Securities and Exchange Commission a shelf registration statement covering, among other things, up to 10 million shares of our common stock held by Hutchison Whampoa Limited and Cheung Kong (Holdings) Limited.  The shelf registration statement was declared effective on May 20, 2004, and therefore, there can be no assurance that Cheung Kong (Holdings) Limited, Hutchison Whampoa Limited, or both, will not dispose of all or substantially all of our common stock held by them at any time. Sales of significant amounts of shares held by Cheung Kong (Holdings) Limited or Hutchison Whampoa Limited, or the prospect of these sales, could adversely affect the market price of our common stock.

Fluctuations in our financial results make quarterly comparisons and financial forecasting difficult.

Our revenues and operating results have varied significantly from quarter to quarter because our business experiences seasonal fluctuations, which reflect seasonal trends for the travel services offered by our websites. Traditional leisure travel bookings in the United States are higher in the second and third calendar quarters of the year as consumers take spring and summer vacations. In the first and fourth quarters of the calendar year, demand for travel services in the United States generally declines and the number of bookings flattens.  Travel bookings in Europe, on the other hand, are higher in the third and fourth quarters than in the first and second quarters.  Our results may also be affected by seasonal fluctuations in the inventory made available to us by airlines, hotels and rental car suppliers. Our revenues and operating results may continue to vary significantly from quarter to quarter because of these factors. As a result, quarter-to-quarter comparisons of our revenues and operating results may not be meaningful. In addition, due to our limited operating history, a relatively new and unproven business model and an uncertain environment in the travel industry, it may be difficult to predict our future revenues or results of operations.

Because of these fluctuations and uncertainties, our operating results may fail to meet the expectations of securities analysts and investors. If this happens, the trading price of our common stock would almost certainly be materially adversely affected.

If we lose our key personnel or cannot recruit additional personnel, our business may suffer.

We depend on the continued services and performance of our executive officers and other key personnel. These individuals have acquired specialized knowledge and skills with respect to priceline.com and our operations. We do not have “key person” life insurance policies. Our ability to retain key employees could be materially adversely affected by the decline in the market price of our common stock, limitations on our ability to pay cash compensation that is equivalent to cash paid by traditional businesses or, in some instances, larger or better capitalized competitors, and limitations imposed by our employee benefit plans on our ability to issue additional equity incentives. If we do not succeed in attracting new employees or retaining and motivating current and future employees or executive officers, our business could suffer significantly.

The adoption by FASB of FASB Statement No. 123 (Revised 2004), “Share-Based Payment,” will negatively impact our reported business results.

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004) (“SFAS 123 (R)”), “Share-Based Payment”, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.”  SFAS 123(R) eliminates the ability to account for share-based compensation transactions using the intrinsic value method prescribed by Accounting Principles Board, Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our Consolidated Statement of Operations.  SFAS 123(R) allows the modified prospective method to be used, which requires that the fair value of new awards granted from the beginning of the year of adoption (plus unvested awards at the date of adoption) be expensed over the vesting term.  We will be required to apply SFAS 123(R) as of July 1, 2005.  SFAS 123(R) will have a significant impact on our Consolidated Statement of Operations as we will be required to expense the fair value of our stock option grants rather than disclose the impact on our consolidated operations within our footnotes.  Upon adoption of SFAS 123(R), the impact of unvested stock options granted as of December 31, 2004 is estimated to increase personnel expense by $3.9 million in 2005, $6.6 million in 2006 and $1.8 million in 2007.

It is possible that our financial results will be materially impacted by income taxes in the future.

We have historically incurred cumulative net operating losses (“NOL’s”) for financial accounting and tax purposes.  The effects of the NOL’s have given rise to a substantial deferred tax asset that has been utilized to offset the provision for income taxes on substantially all earnings generated to date within the United States.  SFAS No. 109, “Accounting for Income Taxes”, requires that we record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.”  At December 31, 2004, we have provided a valuation allowance for the full amount of the deferred tax asset.   If, in the future, we determine that it is more likely than not that we will generate sustainable pre-tax net income within the United States in an amount that allows us to utilize our deferred tax asset, we will be required to reverse all or a portion of the deferred tax asset valuation allowance.  If we reverse any part of the valuation allowance, our reported financial results for the period during which we reverse the valuation allowance would be positively impacted in an amount equal to the dollar amount of the valuation allowance reversal and our Consolidated Balance Sheets would reflect the revised carrying value of our deferred tax asset.  In reporting periods subsequent to the reversal of our valuation allowance, our reported financial results would include a provision for income taxes based upon the full prevailing blended federal and state tax rates.   While such a provision is expected to be substantially non-cash in nature, our future reported net income and earnings per share would be materially negatively impacted.

The use of our deferred tax asset is also subject to limitation under section 382 of the Internal Revenue Code of 1986.  Section 382 imposes limitations on the use of company’s deferred tax assets in the event that a 50-percentage point ownership change occurs in the shareholdings of our common stock.  As a result of a study (the “NOL Study”), it was determined that ownership changes occurred in 2000 and 2002 that had the effect of limiting the amount of deferred tax asset that can be used to offset future taxable income to approximately $69 million annually over the carryforward period.  The estimate of the value of the tax asset is based upon certain conclusions in the NOL Study pertaining to the dates of the ownership changes and the value of the Company on the dates of the ownership changes.  The conclusions contained in the NOL Study are subject to interpretation, and therefore, the value of the deferred tax asset could be subject to change.  The value of the deferred tax asset could also be materially impaired in the event that another change of control occurs.

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

Legal Proceedings

We are a party to the legal proceedings described in Note 19 to our Consolidated Financial Statements and Part I, Item 3 of this Annual Report on Form 10-K for the year ended December 31, 2004.  The defense of the actions described in Note 19 may increase our expenses and an adverse outcome in any of such actions could have a material adverse effect on our business, results of operations and financial condition.

Regulatory and legal uncertainties could harm our business.

The products and services we offer through the priceline.com service are regulated by federal and state governments. Our ability to provide such products and services is and will continue to be affected by such regulations. The implementation of unfavorable regulations or unfavorable interpretations of existing regulations by courts or regulatory bodies could require us to incur significant compliance costs, cause the development of the affected markets to become impractical and otherwise have a material adverse effect on our business, results of operations and financial condition.  See “Uncertainty regarding payment of sales and hotel occupancy and other related taxes.”

The priceline.com Website

We maintain a website with the address www.priceline.com.  We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.  We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission.

Item 2.  Properties

Our executive, administrative, operating offices and network operations center are located in approximately 92,000 square feet of leased office space located in Norwalk, Connecticut. Our call center is located in Columbus, Ohio, where we currently lease approximately 12,000 square feet of office and warehouse space.  Priceline.com europe Ltd. leases approximately 290 square feet of storage space in Staines, England. Travelweb leases approximately 19,000 square feet of office space in Dallas, Texas.  Active Hotels leases approximately 15,000 square feet of office space primarily in Cambridge, England. We do not own any real estate as of March 11, 2005.

We believe that our existing facilities are adequate to meet our current requirements, and that suitable additional or substitute space will be available as needed to accommodate any further expansion of corporate operations.

Item 3.  Legal Proceedings

On December 30, 2004, the City of Los Angeles filed a putative class action complaint in Superior Court for the County of Los Angeles, on behalf of itself and other allegedly similarly situated cities in California, naming as defendants:  Hotels.com, L.P.; Hotels.Com GP., LLC; Hotwire, Inc.; Cheaptickets, Inc.; Cendant Travel Distribution Services Group, Inc.; Expedia, Inc.; Internetwork Publishing Corp. (d/b/a Lodging.com); Lowestfare.com, Inc.; Maupintour Holding LLC; Orbitz, Inc.; Orbitz, LLC; priceline.com, Inc.; Site59.com, LLC; Travelocity.com, Inc.; Travelocity.com LP; Travelweb, LLC; Travelnow.com, Inc.  (City of Los Angeles v. Hotels.com, Inc. et al.) The complaint alleges, among other things, that each of these defendants violated the Uniform Transient Occupancy Tax Ordinance of the City of Los Angeles, and allegedly similar ordinances of other California cities, with respect to the charging and remittance of amounts to cover taxes under such ordinances, and that such violations also constitute acts of unfair competition under California Business and Professions Code Section 17200 et seq. (“Section 17200”).  The complaint seeks payment of alleged unpaid taxes owed, relief from conversion, including punitive damages, and imposition of a constructive trust.  As of March 1, 2005, neither we nor our wholly owned subsidiaries, Lowestfare.com and Travelweb had been served with the complaint.

On February 17, 2005, a putative class action complaint was filed in the same court by Ronald Bush and three other individuals on behalf of themselves and other allegedly similarly situated California consumers against several of the same defendants as named in the City of Los Angeles action, including us (Bush et al. v. Cheaptickets, Inc. et al.)  The complaint alleges each of the defendants engaged in acts of unfair competition in violation of Section 17200 relating to their respective disclosures and charging customers to cover taxes under the above ordinances of City of Los Angeles and other California cities, and service fees.  The complaint seeks restitution under Section 17200, relief for alleged conversion, including punitive damages, injunctive relief, and imposition of a constructive trust.  We were served with the complaint on or about February 25, 2005.  It is anticipated that the court will extend the time in which to respond to the complaint pending a determination of whether the case should be designated as a “complex” case and/or transferred to a different division of the court.

Also on February 17, 2005, a putative class action complaint was filed in the Superior Court of Delaware for New Castle County by Jeanne Marshall and three other individuals on behalf of themselves and a putative class of allegedly similarly situated consumers nationwide against us.  The complaint alleges that we violated the Delaware Consumer Fraud Act, Del. Code Ann. Tit. 6, § 2523 relating to our disclosures and charging customers to cover taxes under city hotel occupancy tax ordinances nationwide, and service fees.  The complaint seeks damages, including punitive damages, injunctive relief, and imposition of a constructive trust.  We were served with the complaint on March 2, 1005. An answer or motion responsive to the complaint currently is due on or before March 22, 2005.

We intend to defend vigorously against these actions.  We are unable at this time to predict the outcome of these suits or reasonably estimate a range of possible loss, if any.

On March 16, March 26, April 27, and June 5, 2001, respectively, four putative class action complaints were filed in the U.S. District Court for the Southern District of New York naming priceline.com, Inc., Richard S. Braddock, Jay Walker, Paul Francis, Morgan Stanley Dean Witter & Co., Merrill Lynch, Pierce, Fenner & Smith, Inc., BancBoston Robertson Stephens, Inc. and Salomon Smith Barney, Inc. as defendants (01 Civ. 2261, 01 Civ. 2576, 01 Civ. 3590 and 01 Civ. 4956).  Shives et al. v. Bank of America Securities LLC et al., 01 Civ. 4956, also names other defendants and states claims unrelated to us.  The complaints allege, among other things, that priceline.com and the individual defendants violated the federal securities laws by issuing and selling priceline.com common stock in priceline.com’s March 1999 initial public offering without disclosing to investors that some of the underwriters in the offering, including the lead underwriters, had allegedly solicited and received excessive and undisclosed commissions from certain investors.  By Orders of Judge Mukasey and Judge Scheindlin dated August 8, 2001, these cases were consolidated for pre-trial purposes with hundreds of other cases, which contain allegations concerning the allocation of shares in the initial public offerings of companies other than priceline.com, Inc.  By Order of Judge Scheindlin dated August 14, 2001, the following cases were consolidated for all purposes:  01 Civ. 2261; 01 Civ. 2576; and 01 Civ. 3590.  On April 19, 2002, plaintiffs filed a Consolidated Amended Class Action Complaint in these cases.  This Consolidated Amended Class Action Complaint makes similar allegations to those described above but with respect to both our March 1999 initial public offering and our August 1999 second public offering of common stock.  The named defendants are priceline.com, Inc., Richard S. Braddock, Jay S. Walker, Paul E. Francis, Nancy B. Peretsman, Timothy G. Brier, Morgan Stanley Dean Witter & Co., Goldman Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith, Inc., Robertson Stephens, Inc. (as successor-in-interest to BancBoston), Credit Suisse First Boston Corp. (as successor-in-interest to Donaldson Lufkin & Jenrette Securities Corp.), Allen & Co., Inc. and Salomon Smith Barney, Inc.  Priceline, Richard Braddock, Jay Walker, Paul Francis, Nancy Peretsman, and Timothy Brier, together with other issuer defendants in the consolidated litigation, filed a joint motion to dismiss on July 15, 2002.  On November 18, 2002, the cases against the individual defendants were dismissed without prejudice and without costs.  In addition, counsel for plaintiffs and the individual defendants executed Reservation of Rights and Tolling Agreements, which toll the statutes of limitations on plaintiffs’ claims against those individuals.  On February 19, 2003, Judge Scheindlin issued an Opinion and Order granting in part and denying in part the issuers’ motion.  None of the claims against us were dismissed.  On June 26, 2003, counsel for the plaintiff class announced that they and counsel for the issuers had agreed to the form of a Memorandum of Understanding (the “Memorandum”) to settle claims against the issuers.  The terms of that Memorandum provide that class members will be guaranteed $1 billion dollars in recoveries by the insurers of the issuers and that settling issuer defendants will assign to the class members certain claims that they may have against the underwriters.  Issuers also agree to limit their abilities to bring certain claims against the underwriters.  If recoveries in excess of $1 billion dollars are obtained by the class from any non-settling defendants, the settling defendants’ monetary obligations to the class plaintiffs will be satisfied; any amount recovered from the underwriters that is less than $1 billion will be paid by the insurers on behalf of the issuers.  The Memorandum, which is subject to the approval of each issuer, was approved by a special committee of our Board of Directors on Thursday, July 3, 2003.  Thereafter, counsel for the plaintiff class and counsel for the issuers agreed to the form of a Stipulation and Agreement of Settlement with Defendant Issuers and Individuals (“Settlement Agreement”).  The Settlement Agreement implements the MOU and contains the same material provisions.  On June 11, 2004, a special committee of our Board of Directors authorized our counsel to execute the Settlement Agreement on our behalf.  The Settlement Agreement is subject to final approval by the Court and the process to obtain that approval is still pending.

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
Kwan v. priceline.com Inc., Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 3:00 CV 2069 (District of Connecticut).
Krim v. priceline.com Inc., Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 3:00 CV 2083 (District of Connecticut).
Karas v. priceline.com Inc., Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 3:00 CV 2232 (District of Connecticut).
Michols v. priceline.com Inc., Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 3:00 CV 2280 (District of Connecticut).

All of these cases have been assigned to Judge Dominick J. Squatrito.  On September 12, 2001, Judge Squatrito ordered that these cases be consolidated under the Master File No. 3:00cv1884 (DJS), and he designated lead plaintiffs and lead plaintiffs’ counsel.  On October 29, 2001, plaintiffs served a Consolidated Amended Complaint.  On February 5, 2002, Amerindo Investment Advisors, Inc., who was one of the lead plaintiffs in the consolidated action, made a motion for leave to withdraw as lead plaintiff.  The Court granted that motion on May 30, 2002.  On February 28, 2002, we filed a motion to dismiss the Consolidated Amended Complaint.  On October 7, 2004, the Court issued a Memorandum of Decision granting, in part, and denying, in part, our motion.  A scheduling order was entered by the Court on November 2, 2004 and the parties are now proceeding with discovery.  Plaintiffs filed a motion for class certification on January 7, 2005, to which our opposition is due on April 8, 2005.  We intend to defend vigorously against this action.  We are unable to predict the outcome of these suits or reasonably estimate a range of possible loss, if any.

In addition, on November 1, 2000 we were served with a complaint that purported to be a shareholder derivative action against our Board of Directors and certain of our current and former executive officers, as well as us (as a nominal defendant).  The complaint alleged breach of fiduciary duty and waste of corporate assets.  The action is captioned Mark Zimmerman v. Richard Braddock, J. Walker, D. Schulman, P. Allaire, R. Bahna, P. Blackney, W. Ford, M. Loeb, N. Nicholas, N. Peretsman, and priceline.com Incorporated, 18473-NC (Court of Chancery of Delaware, County of New Castle, State of Delaware).  On February 6, 2001, all defendants moved to dismiss the complaint for failure to make a demand upon the Board of Directors and failure to state a cause of action upon which relief can be granted.  Pursuant to a stipulation by the parties, an amended complaint was filed on June 21, 2001.  Defendants renewed their motion to dismiss on August 20, 2001, and plaintiff served his opposition to that motion on October 26, 2001.  Defendants filed their reply brief on January 7, 2002.  On December 20, 2002, the Court granted defendants’ motion without prejudice.  On April 25, 2003, a second amended complaint, adding H. Miller, was filed and a motion seeking leave of court to file the second amended complaint was filed on July 28, 2003.  That motion has been fully briefed.  The Court has yet to rule on the motion; oral argument is presently being scheduled.  We intend to defend vigorously against this action.  We are unable to predict the outcome of the suit or reasonably estimate a range of possible loss, if any.

On November 7, 2003, we were served with a complaint that purported to be a shareholder derivative action against our Board of Directors and certain of our current and former executive officers, as well as us (as a nominal defendant).  The complaint alleged, among other things, breach of fiduciary duty, waste of corporate assets and misappropriation of corporate information.  The claims in the complaint appear to be substantially repetitive of the claims pending in the derivative action in Delaware which is described below.  The action is captioned Don Powell v. Richard S. Braddock, Jay S. Walker, Daniel H. Schulman, Paul A. Allaire, Ralph M. Bahna, Paul J. Blackney, William E. Ford, Marshall Loeb, N. J. Nicholas, Jr., Nancy B. Peretsman, and Heidi G. Miller and priceline.com Incorporated (Superior Court, Judicial District of Stamford/Norwalk, State of Connecticut).  On January 28, 2004, defendants Blackney, Nicholas, Peretsman and Loeb moved to dismiss the complaint for lack of personal jurisdiction.  On January 29, 2004, defendant Miller moved to dismiss the complaint for lack of personal jurisdiction and for insufficient service of process.  On February 27, 2004, defendants Braddock, Walker, Schulman, Allaire, Bahna, Blackney, Loeb, Nicholas, Peretsman, Miller and priceline.com moved to dismiss the complaint for lack of subject matter jurisdiction and defendants Braddock and Schulman also moved to dismiss the complaint for lack of personal jurisdiction and insufficient service of process.  At a hearing on May 3, 2004, the Court stated that it would not rule on the pending motions until the pending motions in the Delaware action described above are decided.  The Court conducted a subsequent status conference on January 10, 2005 at which it requested that the parties report back no later than March 15, 2005 on the status of the Delaware derivative suit.  We intend to defend vigorously against this action.  We are unable to predict the outcome of this suit or reasonably estimate a range of possible loss, if any.

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

From time to time, we have been and expect to continue to be subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of third party intellectual property rights by us.  Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources, divert management’s attention from our business objectives and could adversely affect our business, results of operations, financial condition and cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote of stockholders of priceline.com during the fourth quarter of the year ended December 31, 2004.

PART II

Item 5.  Market for the Registrant’s Common Stock and Related Stockholder Matters

Price Range of Common Stock

Our common stock has been quoted on the Nasdaq National Market under the symbol “PCLN” since our initial public offering on March 29, 1999. Prior to such time, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sales prices per share of the common stock as reported on the Nasdaq National Market, adjusted to take into account the one-for-six reverse stock split implemented in June 2003:

	High	Low

2005

January 1 to March 1	$25.81	$20.51

2004

First Quarter	$27.58	$18.00
Second Quarter	29.52	22.27
Third Quarter	26.95	17.42
Fourth Quarter	26.15	19.65

2003

First Quarter	$12.02	$6.78
Second Quarter	25.91	9.60
Third Quarter	39.81	21.32
Fourth Quarter	34.00	16.12

Holders

As of March 1, 2005, there were approximately 1,174 stockholders of record of priceline.com’s common stock, although we believe that there are a significantly larger number of beneficial owners.

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

In connection with the 1% Convertible Senior Notes due August 1, 2010, in November 2003, we entered into an interest rate swap agreement which effectively converts the interest on approximately $45 million of our debt from a fixed rate to a variable rate.

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

On January 29, 2002, Delta Air Lines, Inc. (“Delta”) notified us that they were exercising warrants to purchase 666,667 shares of priceline.com common stock. The warrants were issued to Delta in February 2001 in connection with Delta’s exchange of priceline.com Series A Convertible Redeemable PIK Preferred Stock for Series B Redeemable Preferred Stock. As required by the terms of the warrants, Delta exercised the warrants by surrendering 11,875 shares of Series B Preferred Stock. As a result, on January 29, 2002, after giving effect to the exercise of the warrants, there were 13,470 shares of Series B Preferred Stock outstanding having an aggregate liquidation preference of approximately $13.5 million. As a result of this exercise, the Series B Preferred Stock will pay dividends of approximately 40,240 shares of priceline.com common stock semi-annually. In connection with the sale of the shares issued upon exercise of the warrants, we relied upon Section 4(2) of the Securities Act of 1933, as amended. See Note 15 to our Consolidated Financial Statements.

In addition, Delta holds warrants that provide for an exercise price of $17.81 per share (the “Delta Warrants”).  Delta may exercise the Delta Warrants only by surrendering shares of our Series B Redeemable Preferred Stock.  If, however, the closing sales price of our common stock has exceeded $53.44 (subject to adjustment) for 20 consecutive trading days, the Delta Warrants will automatically be exercised.  In such event, the exercise price will be paid by surrendering shares of Series B Redeemable Preferred Stock.  The Delta Warrants are exercisable at any time prior to February 6, 2007.  Please see Note 15 to our Consolidated Financial Statements for more information about the Delta Warrants.

Delta also holds warrants to purchase 779,166 shares of our common stock at an exercise price of $28.31 per share.  These warrants became exercisable in November 2004.

During July 1999, we issued to Continental Airlines a warrant to purchase common stock that became exercisable in July 2004.  The warrant grants Continental the right to purchase a total of 166,666 shares of priceline.com common stock at an exercise price of $359.58.

In November 1999, we entered into separate Participation Warrant Agreements with certain domestic airlines relating to their inclusion in our leisure airline ticket service. Under the Participation Warrant Agreements, the airlines were granted warrants to purchase a total of approximately 2.2 million shares of priceline.com common stock at exercise prices ranging from $315.75 to $359.58 per share. All warrants were fully vested on the date of grant, and are generally exercisable until their expiration in May 2005.

Equity Compensation Plan Information

Information required by Part II, Item 5, relating to Equity Compensation Plan Information will be included in our Proxy Statement relating to our 2005 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2004.

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

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share amounts)

Total revenues	$914,372	$863,661	$1,003,606	$1,171,753	$1,235,396
Total costs of revenues	716,217	717,716	845,240	978,847	1,043,227
Gross profit	198,155	145,945	158,366	192,906	192,169
Total operating expenses	167,733	137,927	181,690	206,793	514,443
Operating income (loss)	30,422	8,018	(23,324)	(13,887)	(322,274)
Total other income	1,460	1,567	3,009	6,033	7,129
Income tax benefit	193	—	—	—	—
Equity income (loss) of investees	(566)	2,331	1,131	551	—
Net income (loss)	31,509	11,916	(19,184)	(7,303)	(315,145)
Net income (loss) applicable to common stockholders	$29,997	$10,425	$(21,528)	$(15,866)	$(329,527)
Net income (loss) applicable to common stockholders per basic common share	$0.78	$0.28	$(0.57)	$(0.46)	$(11.84)
Net income (loss) applicable to common stockholders per diluted share	$0.76	$0.27	$(0.57)	$(0.46)	$(11.84)
Total assets	542,082	337,784	211,162	262,190	195,078
Long-term obligations and redeemable preferred stock	268,562	139,063	14,185	28,183	364,688
Total liabilities	329,469	175,207	66,042	90,134	84,405
Total stockholders’ equity	199,143	149,107	131,650	146,711	(248,907)

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

Overview

General.  We are a leading online travel company that offers our customers a broad range of travel services, including airline tickets, hotel rooms, car rentals, vacation packages and cruises.  We offer our customers a unique choice: the ability to purchase certain travel services in a traditional, price-disclosed manner or the opportunity to use our unique Name Your Own Price® service, which allows our customers to make offers for travel services at discounted prices.  At present, we derive substantially all of our revenues from the following sources:

•                              Transaction revenues from our Name Your Own Price® airline ticket, hotel room and rental car services, as well as our vacation packages service;

•                              Customer processing fees charged in connection with the sale of both Name Your Own Price® and price-disclosed airline tickets, hotel rooms and rental cars service;

•                              Commissions primarily related to the sale of price-disclosed hotel rooms, including those sold in Europe by our subsidiary Active Hotels, rental cars, cruises and other travel services;

•                              Worldspan reservation booking fees related to both our Name Your Own Price® airline ticket, hotel room and rental car service, and price-disclosed airline tickets and rental car service;

•                              Transaction revenue from our price-disclosed hotel room service, facilitated principally through our wholly-owned subsidiary Travelweb LLC; and

•                              Other revenues derived primarily from selling advertising on our websites.

Trends.  Our overall financial prospects have been and continue to be significantly dependent upon the sale of leisure airline tickets and, as a result, the health of our business has been directly related to the health of the airline industry.  Most domestic airlines, and many of our major suppliers, have experienced, and continue to experience, significant losses.  These losses have been compounded by competition from low-cost carriers and, most recently, by high fuel prices, which we believe increase the possibility of the additional bankruptcy and/or the liquidation of one or more of the major domestic airlines.  As a result of these and other factors, many of the major airlines have deeply discounted retail airline tickets to maintain market share, simplified fare structures by removing restrictions associated with certain retail airline tickets and, as discussed in more detail in “Other” below, put pressure on third-party intermediaries like us to reduce airline distribution costs.  These actions have had, and continue to have, a detrimental effect on our overall airline business and, in particular, our Name Your Own Price® airline ticket service, which represents a significant portion of our total airline ticket revenues.

Deep retail discounting by the airlines negatively affects demand for our Name Your Own Price® airline ticket service because it hurts our value proposition and makes users less willing to accept the trade-offs associated with our service for what has become, in many cases, modest fare savings.  In addition, decreased airline capacity hurts our business by reducing the levels of inventory available to us and increasing our cost of inventory.  Customer offer prices have not kept pace with the increase in our cost of inventory and are, therefore, lower in proportion to our average cost of supply, which has, for the better part of the last two years, materially and negatively affected the number of Name Your Own Price® tickets sold.

In addition, in early 2005, several major airline carriers simplified their retail fare structures, which removed or reduced the restrictions placed on certain fares (for example, certain airlines, such as Delta Air Lines and American Airlines, eliminated certain “Saturday-night-stay” requirements and reduced certain cancellation/change fees) and reduced the prices of their most expensive fares.  These fare restructurings negatively affected our Name Your Own Price® airline ticket service in the same manner as retail discounting — they hurt our value proposition and make users less willing to accept the trade-offs associated with our Name Your Own Price® service.

Despite the trends associated with our Name Your Own Price® airline ticket service, the online travel sector, overall, continues to grow, and in the last two years, we have embarked on a strategy to more broadly participate in that growth by expanding our service offerings and markets.  In an effort to participate in that growth and counter some of the trends described above, we have taken a number of initiatives to diversify our service offerings.  We have taken and expect to continue to take steps to diversify our revenue among “non-opaque” services, such as by allowing our customers to purchase price disclosed retail airline, hotel and rental car travel services, which we believe will help broaden our customer appeal.  To this end, in the fourth quarter of 2003, we began offering customers the ability to purchase airline tickets at disclosed, retail prices.  We believe that the results of the launch of our retail airline ticket service, and the related marketing effort, have been positive and total unit sales of airline tickets increased in 2004 for the first time in two years.  The launch of a retail airline service has also had a positive effect on gross profit contribution.  While some customers presented with a display of low disclosed prices may opt to select such a ticket or make a lower offer for a Name Your Own Price® ticket, we believe the gross profit contribution from the increased sale of retail airline tickets has, to date, more than offset any loss in the number of Name Your Own Price® tickets sold.

As part of our strategy to broaden the appeal of our hotel service and lessen our dependence on our Name Your Own Price® airline ticket service, we have invested in and focused our marketing efforts on our non-airline travel services, including, in particular, our hotel business.  In 2004, Lowestfare.com, our wholly-owned subsidiary, acquired all of the equity interest in Travelweb.  We intend to use inventory from Travelweb to launch a price disclosed hotel service on the priceline.com site in the first half of 2005.  Our intent is to provide customers maximum flexibility by allowing them to select a retail price disclosed itinerary or to make use of the Name Your Own Price® service.

Additionally, in September 2004, we acquired Active Hotels.  We believe the acquisition creates opportunities for us to expand our businesses.  For example, Active Hotels has longstanding distribution relationships with a significant number of other European travel sites and we intend to support these relationships by providing access to U.S. travel services.  In addition, we believe that we can offer Active Hotels’ services to our U.S. customer base for European travel.

We also intend to continue to develop our other non-air business, in particular our rental car and vacation package businesses, for which demand remains relatively strong.  In May 2004, we launched a new retail rental car search and booking engine on Rentalcars.com, and in June 2004, we implemented that functionality on Breezenet.com.  In October 2004, we launched this search and booking engine on priceline.com to allow customers to choose between an opaque or a disclosed rental car offering.  In addition, in the second quarter of 2004, we implemented a new feature on our vacation packages path that allows customers to choose between an “opaque” or a disclosed price flight itinerary.  We currently offer vacation package purchasers the opportunity to purchase tickets, transfers, tours, discounted restaurant meals and other services available at their travel destinations.  We intend to expand this offering to other service paths.  We sell advertising to travel suppliers and others on our owned websites, including www.priceline.com, www.lowestfare.com, www.travelweb.com, www.rentalcars.com, www.breezenet.com and www.mytravelguide.com, a travel information site acquired in 2004 and relaunched with upgraded content in early 2005.

With respect to our mortgage service, which is offered on our website through a joint-venture and described above in Item 1. Business – Products and Services – Financial Services, interest rates have increased from recent lows, which has resulted in a slowdown in home refinancings and a reduction in the number of loans that pricelinemortgage.com originates.  A reduction in loan originations negatively affects the results of pricelinemortgage.com and if this trend continues, our results attributable to pricelinemortgage.com could be significantly impacted.

Further terrorist attacks, hostilities in the Middle East or elsewhere, the liquidation of major domestic airlines now in bankruptcy, the bankruptcy of an additional carrier or the withdrawal from our system of a major airline or hotel supplier, could adversely affect our business and results of operations and impair our ability to effectively implement all or some of the initiatives described above.

Other.  A number of travel suppliers, particularly airlines, have indicated publicly that, as part of an effort to reduce distribution costs, they intend to reduce their dependence over time on what they view to be “expensive” distribution channels such as global distribution systems (GDSs).  A number of travel suppliers have reached agreements with travel distributors that require rebates of all or part of the fees received from the GDS.  We have agreed to rebate certain GDS costs to certain suppliers in exchange for contractual considerations such as those relating to inventory pricing and availability, and expects to continue to do so in the future.  Additionally, travel suppliers are encouraging third-party travel intermediaries, such as us, to develop technology enabling direct connections to bypass the GDS.  Development of direct connection technology would require the use of information technology resources and could cause us to incur additional operating expenses and delay other projects.  We have been and believe that we will continue to be under significant pressure from travel suppliers, including most of the major domestic airlines and many of our significant hotel suppliers, to rebate all or part of the travel booking fees we receive from Worldspan, L.P., our GDS, and to significantly reduce or eliminate their distribution costs.  To the extent that we are required to rebate travel booking fees we currently receive from our GDS to travel suppliers, and are unable to recover such amounts by charging customers, or, if one or a number of travel suppliers pull out of our service because they are unhappy with existing distribution costs, it could have a material adverse effect on our business, results of operations and financial condition.

We believe that our success will depend in large part on our ability to maintain profitability, primarily from our leisure travel business, to continue to promote the priceline.com brand and, over time, to offer other travel services on our website. We intend to continue to invest in marketing and promotion, technology and personnel within parameters consistent with attempts to improve operating results.  We also intend to broaden the scope of our business, and to that end, we explore strategic alternatives from time to time in the form of, among other things, mergers and acquisitions.  Our goal is to improve volume and sustain gross margins in an effort to maintain profitability. The uncertain environment described above makes the prediction of future results of operations difficult, and accordingly, we cannot provide assurance that we will sustain revenue growth and profitability.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Our significant accounting policies are more fully described in Note 2 to our Consolidated Financial Statements. Certain of our

accounting policies are particularly important to our financial position and results of operations and require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. On an on-going basis, we evaluate our estimates, including those related to the items described below. Those estimates are based on, among other things, historical experience, terms of existing contracts, our observance of trends in the travel industry and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions.  A summary of our significant accounting policies, as well as the estimates and judgments involved, is set forth below:

•                  Refunds. In very limited circumstances, we make certain accommodations for customers or provide refunds to customers. Based on our historical experience and our contractual arrangements with our suppliers, we establish reserves for estimated losses resulting from these accommodations. In the event that we experience either an unanticipated increase in refunds or cancellations, as we did in the weeks following the terrorist attacks of September 11, 2001, or our suppliers refuse to accept certain refunds or cancellations or challenge refunds granted outside of their policies, our costs of revenues could increase.

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

•                  Equity Investments.   We have a 49% equity interest in pricelinemortgage.com and, accordingly, recognize our pro rata share of pricelinemortgage.com’s net income.  The carrying value of the investment at December 31, 2004 was $9.4 million.  We periodically test this investment for impairment using a number of assumptions and estimates.  In the event that future circumstances indicate a need to change these assumptions or estimates, we could determine that some part or all of the carrying value of pricelinemortgage.com is impaired requiring an impairment charge to be recorded.

•                  Valuation of Long-Lived Assets and Intangibles. We evaluate whether events or circumstances have occurred which indicate that the carrying amounts of long-lived assets and intangibles may be impaired or not recoverable. The significant factors that are considered that could trigger an impairment review include changes in business strategies, market conditions, or the manner of use of an asset; under performance relative to historical or expected future operating results; and negative industry or economic trends.  In evaluating an asset for possible impairment, management estimates that asset’s future undiscounted cash flows to measure whether the asset is recoverable. If it is determined that the asset is not recoverable, we measure the impairment based on the projected discounted cash flows of the asset over its remaining life.  While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect these evaluations.

•                  Tax Valuation Allowance.  A valuation allowance was recorded in the amount of $1.3 billion at both December 31, 2004 and 2003, representing the portion of tax operating loss carryforwards and other items for which it is more likely than not that the benefit of such items will not be realized.  At December 31, 2004 we had approximately $3 billion of net operating loss carryforwards for income tax purposes expiring from December 31,

2019 to December 31, 2021, which are subject to limitation on future utilization under Section 382 of the Internal Revenue Code of 1986.  In the event that future operations indicate that some or all of these deferred tax benefits will be realized, we would recognize a tax provision credit for those estimated future tax benefits in our Consolidated Statement of Operations.  The recognition of some or all of such future tax benefits would involve a significant amount of judgment by management.  In addition, the amount of annual benefit available under Section 382 is based upon certain conclusions pertaining to the dates of the ownership changes and the value of the Company on the dates of the ownership changes.  The overall determination of the annual Section 382 limitation is subject to interpretation, and therefore, the annual loss limitation could be subject to change.

•                  Merchant Revenues and Merchant Cost of Revenues

Name Your Own Price® Services:  Merchant revenues and related cost of revenues are derived from transactions where we are the merchant of record and, among other things, select suppliers determine the price to be paid by the customer. We recognize such revenue and costs if and when we accept and fulfill the customer’s non-refundable offer. Merchant revenues and cost of merchant revenues include the selling price and cost, respectively, of the travel services and are reported on a gross basis.  Pursuant to the terms of our hotel service, our hotel suppliers are permitted to bill us for the underlying cost of the service during a specified period of time.  In the event that we are not billed by our hotel supplier within the specified time period, we reduce our cost of revenues by the unbilled amounts.  In very limited circumstances, we make certain customer accommodations to satisfy disputes and complaints. We accrue for such estimated losses and classify the resulting expense as adjustments to merchant revenue and cost of merchant revenues or the allowance for doubtful accounts, as appropriate.

Travelweb:  Merchant revenues for Travelweb are derived from transactions where customers use the Travelweb service to purchase hotel rooms from hotel suppliers at rates which are subject to contractual arrangements.  Charges are billed to customers at the time of booking and are included in Deferred Merchant Bookings until the customer completes his or her stay. Such amounts are generally refundable upon cancellation prior to stay, subject to cancellation penalties in certain cases. Merchant revenues and accounts payable to the hotel supplier are recognized at the conclusion of the customer’s stay at the hotel. Travelweb records the difference between the selling price and the cost of the hotel room as merchant revenue.

•                  Agency Revenues and Cost of Revenues

priceline.com:  Agency revenues are derived from travel related transactions where we are not the merchant of record and where the prices of the products sold are determined by third parties. Agency revenues include travel commissions, customer processing fees and Worldspan reservation booking fees and are reported at the net amounts received, without any associated cost of revenue. Such revenues are recognized when the travel transaction is completed on our website.

Active Hotels:  Active Hotels’ principal source of revenues comes from commission payments that it receives from hotel suppliers for acting as an agent in the booking of hotel rooms by customers.  Active Hotels’ hotel suppliers are billed for their commission payments owed to Active Hotels and it recognizes agency revenue at the time that its’ customers complete their stay at the hotel.

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

•                  Valuation of Goodwill and Indefinite-Lived Intangible Assets.  We have recorded goodwill and indefinite-lived intangible assets  related to businesses we have acquired including Active Hotels, Travelweb and priceline.com europe Ltd. Goodwill and intangible assets with indefinite lives are reviewed at least annually for impairment using appropriate valuation techniques.  In the event that future circumstances indicate a need to change these assumptions or estimates, we could determine that some part or all of the goodwill is impaired requiring an impairment charge to be recorded.

Financial Presentation

Starting with the three and nine months ended September 30, 2004, we began reporting “online advertising” and “offline advertising” instead of “advertising expense” on our Unaudited Consolidated Statement of Operations.  We made this change because Travelweb and Active Hotels rely primarily on online advertising to drive their respective businesses, and our acquisitions of Travelweb and Active Hotels have resulted in a large increase in our consolidated online advertising spending.  We have added a discussion of the operating metric “Gross Bookings”, which represents the total dollar value, inclusive of taxes and fees, of all travel services purchased by our customers.

In addition, starting with the three and nine months ended September 30, 2004, we began combining (1) warrant costs with sales and marketing expenses, (2) stock compensation expense with personnel costs and (3) option taxes with general and administrative expenses, in order to better display the total cost of the associated activity.

In June 2003, our stockholders approved a one-for-six reverse stock split of our outstanding common stock. The reverse stock split was effected on June 16, 2003, and, as a result, our issued and outstanding common stock was reduced from approximately 227.6 million to approximately 37.9 million shares. The par value of the common stock was not affected by the reverse stock split and remains at $0.008 per share. Consequently, on our Consolidated Balance Sheet, the aggregate par value of the issued common stock was reduced by reclassifying the par value amount of the eliminated shares of common stock to Additional Paid-in Capital. All per share amounts and outstanding shares, including all common stock equivalents, have been retroactively restated.

Results of Operations

Year Ended December 31, 2004 compared to Year Ended December 31, 2003

Operating Metrics

Our financial results are driven by certain operating metrics that encompass the selling activity generated by our travel services.  Specifically, sales of airline tickets, hotel room nights and rental car days capture the volume of units purchased by our customers.  Gross Bookings capture the total dollar value inclusive of taxes and fees of all travel services purchased by our customers.

The number of airline tickets, hotel room nights and rental car days sold were as follows:

Year Ended	Airline Tickets	Hotel Room Nights	Rental Car Days	Gross Bookings

December 31, 2004	2.8 million	7.7 million	5.1 million	$1,676.1 million

December 31, 2003	1.8 million	5.7 million	3.7 million	$1,101.3 million

Airline tickets sold increased by 52.9% for the twelve months ended December 31, 2004, as compared to the same period in 2003.  The increase was driven entirely by the introduction of retail choice to our airline service.  The growth in each period was partially offset by large annualized percentage decreases in sales of opaque airline tickets sold in each period.  See “Managements Discussion and Analysis of Financial Condition and Results of Operations – Overview – Trends” above.

Hotel room nights sold increased by 35.6% for the twelve months ended December 31, 2004, as compared to the same period in 2003.  The increase was driven by (1) the continued success of our opaque hotel service, which benefited from continued direct advertising support and (2) the inclusion of hotel room nights sold by Travelweb and Active Hotels during the respective periods in 2004, subsequent to their acquisitions.

Rental car days sold increased by 37.7% for the twelve months ended December 31, 2004, as compared to the same period in 2003, due to increases in sales of our opaque rental car service through priceline.com and our retail rental car service through priceline.com, Rentalcars.com and Breezenet.com.

Gross Bookings increased by 52.2% for the twelve months ended December 31, 2004, as compared to the same period in 2003.  The increase was driven primarily by a 347.6% increase in agency bookings in 2004 as a result of (1) the introduction of retail choice to our airline service and (2) the inclusion of approximately $54 million of bookings from Active Hotels in our 2004 results.  Gross bookings also increased as a result of an 8.0% increase in merchant bookings in 2004, as a result of (1) the continued success of our opaque hotel, rental car and vacation package services which offset significant annualized declines in bookings of our opaque airline ticket service; and (2) the inclusion of approximately $75 million of bookings from Travelweb in our 2004 results.

Revenues

We classify our revenue into three categories:

•                  Merchant revenues are derived from transactions where we are the merchant of record and are responsible for, among other things, collecting receipts from our customers, remitting payments to our suppliers and establishes the price of the services we offer. Merchant revenues include (1) the selling price, as established by us, of the opaque airline tickets, hotel rooms and rental cars and are reported on a gross basis; and (2) the amount charged to a customer, less the amount charged by a supplier, in connection with a Travelweb merchant hotel room.

•                  Agency revenues are derived from travel related transactions where we are not the merchant of record and where the prices of our services are determined by third parties. Agency revenues include travel commissions, customer processing fees and Worldspan reservation booking fees and are reported at the net amounts received, without any associated cost of revenue.

•                  Other revenues are derived primarily from advertising on our websites.

We continue to experience a shift in our airline ticket business mix from a historically merchant opaque model to include a growing number of retail, price disclosed tickets. Because merchant tickets are reported gross and retail tickets are recorded on a net basis, airline ticket revenue increases and decreases are impacted by changes in merchant and retail sales mix and gross profit has become an important measure of evaluating growth in our business.  Additionally, our acquisitions of Travelweb and Active Hotels during the second and third quarters, respectively, contributed approximately $23.6 million to our revenues in 2004.

	Year Ended December 31,
	($000)
	2004	2003	Change

Merchant Revenues	$872,994	$852,454	2.4%
Agency Revenues	38,601	7,554	411.0%
Other Revenues	2,777	3,653	(24.0)%
Total Revenues	$914,372	$863,661	5.9%

Merchant Revenues

Merchant revenues for twelve months ended December 31, 2004, consisted primarily of:  (1) transaction revenues representing the selling price of Name Your Own Price® airline tickets, hotel rooms, rental cars and vacation packages; (2) transaction revenues representing the amount charged to a customer, less the amount charged by suppliers in connection with the sale of hotel rooms on Travelweb; (3) customer processing fees charged in connection with the sale of Name Your Own Price® airline tickets, hotel rooms and rental cars and (4) ancillary fees, including Worldspan, L.P. reservation booking fees related to Name Your Own Price® transactions only.

The $20.5 million increase in merchant revenue for the twelve months ended December 31, 2004 compared to the same period in 2003 was primarily attributable to continued growth in Name Your Own Price® hotels and our vacation package service, and the inclusion of approximately $15.5 million of revenues from Travelweb in 2004, subsequent to our acquisition of Travelweb, partially offset by (1) a substantial decrease in the sale of Name Your Own Price® airline tickets, and (2) decreased travel caused by the adverse weather in the Southeastern U.S. during the third quarter of 2004.  We believe that the decrease in the number of Name Your Own Price® airline tickets sold – and the corresponding effect that decrease had on our overall merchant revenues during the twelve months ended December 31, 2004 –

continued to be due primarily to low retail airline ticket prices and the availability of retail tickets on our website.  In particular, we believe that lower retail pricing causes customers who might normally be willing to make the tradeoffs associated with our Name Your Own Price® airline service in exchange for savings off of higher retail rates, to purchase travel services at the lower retail rates, or from “low-cost” carriers without having to make any trade-offs.

Agency Revenues

Agency revenues for the twelve months ended December 31, 2004 consisted primarily of: (1) processing fees and third-party supplier commissions related primarily to the sale of travel services including the sale of price-disclosed hotels, rental cars, cruises and other travel services; and (2) ancillary fees, including GDS reservation booking fees related to price-disclosed transactions.  Agency revenues for the twelve months ended December 31, 2004 increased from the same period in 2003, primarily as a result of (1) our increased focus on the retail airline ticket business, driven primarily by new advertising campaigns focused on our retail airline ticket and vacation packages service, (2) increased rental car business, including the impact of our acquisitions of Rentalcars.com and Breezenet.com, and the resulting increase in travel commissions, GDS and processing fees earned, and (3) the inclusion of approximately $8 million of agency revenue from Active Hotels subsequent to our acquisition in September of 2004.

Other Revenues

Other revenues during the twelve months ended December 31, 2004 and 2003 consisted primarily of: (1) advertising revenues; and (2) fees for referring customers to pricelinemortgage.com for home financing services.

Other revenues for the twelve months ended December 31, 2004 decreased compared to the same period in 2003, primarily as a result of lower financial services fees and reduced on-line advertising revenue.

Cost of Revenues and Gross Profit

	Year Ended December 31,
	($000)
	2004	2003	Change

Cost of Merchant Revenues	$714,822	$717,716	(0.4)%
% of Merchant Revenues	81.9%	84.2%
Cost of Agency Revenues	1,395	$—
% of Agency Revenues	3.6%	—	—
Cost of Other Revenues	—	$—
% of Other Revenues	—	—	—
Total Cost of Revenues	$716,217	$717,716	(0.2)%
% of Revenues	78.3%	83.1%

Cost of Revenues

During the twelve months ended December 31, 2004, cost of revenues decreased by approximately $1.5 million, over the same period in 2003, due primarily to a shift in the mix of revenue generated by services that produce higher gross margins.  Specifically, our opaque hotel service, which produces the highest gross margins of our four principal opaque offerings, represented a higher percentage of total opaque revenues in 2004 as compared to 2003.  Conversely, our opaque airline service, which produces lower gross margins, declined significantly on a year-over-year basis, and therefore represented a substantially lower percentage of total opaque revenues in 2004 as compared to 2003.  Cost of revenues grew at a slower rate than revenues because opaque transactions, whose revenues are recorded gross with a corresponding cost of revenue, represented a smaller percentage of transactions in both periods as compared to retail transactions (principally Travelweb) that are recorded net with no corresponding cost of revenues.

Cost of Merchant Revenues

For the twelve months ended December 31, 2004 and 2003, cost of merchant revenues consisted primarily of: (1) the cost of opaque hotel rooms from our suppliers, net of hotel occupancy tax, (2) the cost of opaque airline tickets from our suppliers, net of the federal air transportation tax, segment fees and passenger facility charges imposed in connection with the sale of airline tickets; (3) the cost of opaque rental cars from our suppliers, net of applicable taxes; and (4) non-cash acquisition related amortization expenses associated with the acquisition of Travelweb.  Cost of merchant revenues for the twelve months ended December 31, 2004, decreased approximately 0.4% compared to the same period in 2003, due primarily to the shift in the mix of revenue generated by services that generate different levels of gross margins, as discussed above.

Cost of Agency Revenues

Agency revenues are recorded at their net amount, which are amounts received less amounts paid to suppliers, if any, and therefore, there are no costs of agency revenues.  For the twelve months ended December 31, 2004, cost of agency revenues consisted exclusively of non-cash acquisition related amortization expenses associated with the acquisition of Active Hotels.

Cost of Other Revenues

For the twelve months ended December 31, 2004 and 2003, there were no costs of other revenues.

Gross Profit

Total gross profit increased for the twelve months ended December 31, 2004, as compared to the same period in 2003, by approximately $52.2 million primarily as a result of increased revenue from (1) our opaque hotel and vacation package services; (2) increased sales of retail services; and (3) the inclusion of results from Travelweb and Active Hotels.  Total gross margin (gross profit expressed as a percentage of total revenue) increased during the twelve months ended December 31, 2004, compared to the same period in 2003, because opaque transactions, whose revenues are recorded gross with a corresponding cost of revenue, represented a smaller percentage of transactions in both periods as compared to retail transactions which are recorded net with no corresponding cost of revenues.  Because merchant transactions are reported gross and retail transactions (primarily Travelweb) are recorded on a net basis, we believe that gross profit has become an increasingly important measure of evaluating growth in our business.

	Year Ended December 31,
	($000)
	2004	2003	Change

Merchant Gross Profit	$158,172	$134,738	17.4%
Merchant Gross Margin	18.1%	15.8%
Agency Gross Profit	37,206	7,554	392.5%
Agency Gross Margin	96.4%	100.0%
Other Gross Profit	2,777	3,653	(24.0)%
Other Gross Margin	100.0%	100.0%
Total Gross Profit	$198,155	$145,945	35.8%
Total Gross Margin	21.7%	16.9%

The following table represents the percentage of gross profit, by category, in relation to total gross profit:

	Year Ended December 31, 2004				Year Ended December 31, 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Merchant gross profit	83.6%	82.3%	81.8%	71.8%	94.3%	93.5%	93.0%	87.9%
Agency gross profit	14.9%	16.3%	16.7%	27.1%	3.1%	3.7%	4.6%	10.0%
Other gross profit	1.5%	1.4%	1.5%	1.1%	2.6%	2.8%	2.4%	2.1%

Merchant Gross Profit

Merchant gross profit consists of merchant revenues less the cost of merchant revenues. For the twelve months ended December 31, 2004, merchant gross profit increased from the same period in 2003, primarily due to (1) increased revenue from Name Your Own Price® hotels and our vacation package service; (2) the inclusion of $12.3 million of gross profit from Travelweb; and (3) an increase in the percentage of our revenues represented by our opaque hotel, vacation packages and rental car services, which collectively have a higher gross margin than our opaque airline ticket service.  Merchant gross margin also increased because opaque transactions, whose revenues are recorded gross with a corresponding cost of revenue, represented a smaller percentage of transactions in 2004, when compared to retail transactions (primarily Travelweb), which are recorded net with no corresponding cost of revenues.

Agency Gross Profit

Agency gross profit consists of agency revenues, which is recorded net of agency costs, if any.  For the twelve months ended December 31, 2004, agency gross profit increased over the same period in 2003 due to an increase in the sale of disclosed price airline tickets, rental cars and related processing, GDS fees and travel commissions, and the inclusion of the results of Active Hotels subsequent to our acquisition.

Other Gross Profit

During the twelve months ended December 31, 2004, other gross profit decreased from the same period in 2003, primarily as a result of lower pricelinemortgage.com referral fees and reduced on-line advertising revenues.

Operating Expenses

Advertising

	Year Ended December 31,
	($000)
	2004	2003	Change

Offline Advertising	$33,476	$25,125	33.2%
% of Total Gross Profit	16.9%	17.2%
Online Advertising	$27,480	$17,123	60.5%
% of Total Gross Profit	13.9%	11.7%

Offline advertising expenses consist primarily of: (1) television and radio advertising; and (2) agency fees, creative talent and production costs for television and radio commercials. For the twelve months ended December 31, 2004, offline advertising expenses increased over the same period in 2003 primarily due to an increase in the frequency of television advertising associated with our new retail choice airline ticket service, continued advertising for our hotel service, creative talent and production costs for our new advertising campaign.  Online advertising expenses consist primarily of banners, pop-ups, keyword searches, affiliate programs and e-mail advertisements.  For the twelve months ended December 31, 2004, online advertising expenses increased over 2003 primarily due to the inclusion of the online advertising expenses of Travelweb and Active Hotels, which each rely primarily on online advertising to drive their respective businesses.  We intend to continue to promote the priceline.com brand aggressively throughout 2005.

Sales and Marketing

	Year Ended December 31,
	($000)
	2004	2003	Change

Sales and Marketing	$32,091	$33,441	(0.4)%
% of Total Gross Profit	16.2%	22.9%

Sales and marketing expenses consist primarily of (1) credit card processing fees associated with merchant transactions; (2) fees paid to third-party service providers that operate our call centers; (3) provisions for credit card charge-backs; and (4) warrant costs for the twelve months ended December 31, 2003.  The warrant charge related to the issuance of warrants to purchase priceline.com common stock to Marriott International, Inc. during the first quarter 2003.  There was no similar charge during 2004.  For the twelve months ended December 31, 2004, sales and marketing expenses decreased over the same period in 2003 due to the one-time nature of the charge associated with the issuance of the warrant in 2003.  Excluding the effect of the warrant charge of $6.6 million in 2003, sales and marketing expense for the twelve months ended December 31, 2004, were almost entirely variable in nature and therefore increased over the same period in 2003, primarily due to increased gross booking volumes as well as the inclusion of sales and marketing expenses associated with Travelweb and Active Hotels.

Personnel

	Year Ended December 31,
	($000)
	2004	2003	Change

Personnel	$35,574	$29,962	18.7%
% of Total Gross Profit	18.0%	20.5%

Personnel expenses consist of compensation to our personnel, including salaries, bonuses, payroll taxes, employee health benefits and stock based compensation. For the twelve months ended December 31, 2004, personnel expenses increased over the same period in 2003 primarily due to additional salary expense resulting from the acquisitions of Travelweb and Active Hotels, as well as increases in performance-based employee bonuses.

General and Administrative

	Year Ended December 31,
	($000)
	2004	2003	Change

General and Administrative	$16,452	$12,031	36.7%
% of Total Gross Profit	8.3%	8.2%

General and administrative expenses consist primarily of: (1) fees for outside professionals; (2) business insurance; and (3) occupancy expenses. General and administrative expenses increased during the twelve months ended December 31, 2004 over the same period in 2003 due to additional fees for outside professionals, including those related to Sarbanes-Oxley 404 compliance and litigation activities.  General and administrative expenses also increased as a result of the inclusion of Travelweb and Active Hotels.

Information Technology

	Year Ended December 31,
	($000)
	2004	2003	Change

Information Technology	$9,171	$8,898	3.1%
% of Total Gross Profit	4.6%	6.1%

Information technology expenses consist primarily of: (1) system maintenance and software license fees; (2) data communications and other expenses associated with operating our Internet sites; and (3) payments to outside contractors. For the twelve months ended December 31, 2004, information technology expenses increased from the same period in 2003 primarily due to integration and related operating expenses resulting from the acquisitions of Travelweb and Active Hotels.

Depreciation and Amortization

	Year Ended December 31,
	($000)
	2004	2003	Change

Depreciation and Amortization	$13,501	$11,533	17.1%
% of Total Gross Profit	6.8%	7.9%

Depreciation and amortization expenses consist of:  (1) amortization of internally developed and purchased software, (2) depreciation of computer equipment, (3) depreciation of leasehold improvements, office equipment and furniture and fixtures, and (4) amortization of intangible assets with determinable lives primarily associated with the acquisitions of Travelweb and Active Hotels.  For the twelve months ended December 31, 2004, depreciation and amortization expense increased from the same period in 2003, primarily as a result of an increase in depreciation and amortization expenses associated with the acquisitions of Travelweb and Active Hotels, partially offset by a decrease in the depreciable base of certain long-lived assets.

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

We estimate, based on current information available, the remaining net cash outflows associated with our restructuring related commitments will be paid in 2005.  These restructuring accruals are recorded in “Accrued expenses” and “Other long-term liabilities” on our Consolidated Balance Sheets.  See Note 4 to our Consolidated Financial Statements.

Interest

	Year Ended December 31,
	($000)
	2004	2003	Change

Interest Income	$5,112	$2,474	106.6%
Interest Expense	(3,722)	(907)	310.4%
Total	$1,390	$1,567	(11.3)%

For the twelve months ended December 31, 2004, net interest income on cash and marketable securities increased over the same period in 2003, primarily due to higher overall cash and investment balances.  Interest income was partially offset by interest expense, including coupon interest and amortization of debt issuance costs incurred in connection with the issuance of our $125 million aggregate principal amount 1% Convertible Senior Notes issued in August 2003, and our $100 million aggregate principal amount 2.25% Convertible Senior Notes issued in June 2004.

Equity in Income(Loss)  of Investees, net

	Year Ended December 31,
	($000)
	2004	2003	Change

Equity in Income (Loss) of Investees, net	$(566)	$2,331	(124.3)%

Equity in loss of investees, net for the twelve months ended December 31, 2004, represented our pro rata share of the net loss of Travelweb, prior to our acquisition of a majority of its equity in May and December 2004, and our pro rata share of pricelinemortgage.com’s net income.  The decrease in equity in income of investees was primarily due to (1) increases in interest rates which caused a slowdown in the refinancing activity by pricelinemortgage.com’s customers that pricelinemortgage.com benefited from throughout 2003, and (2) the settlement by pricelinemortgage.com, in the fourth quarter 2004, of a patent infringement lawsuit and associated legal fees that negatively impact their 2004 operating results.

Taxes

For the twelve months ended December 31, 2004, we recorded an income tax benefit of $193,000.  The benefit relates to (1) federal alternative minimum taxes related to income earned in the United States and (2) a net foreign tax benefit related to the operations of Active Hotels in the U.K.  See Note 18 to our Consolidated Unaudited Financial Statements.

Results of Operations

Year Ended December 31, 2003 compared to Year Ended December 31, 2002

Revenues

During the year ended December 31, 2003, we experienced a decrease in total revenue of approximately $140 million primarily due to a decline in the sale of merchant airline tickets, partially offset by the improved performance of our hotel and rental car services. Additionally, we have experienced a shift in our airline ticket business mix from a primarily merchant opaque model to include a growing number of retail, price disclosed tickets. Because merchant tickets are reported gross and retail tickets are recorded on a net basis, revenues could decrease and gross profit will become an increasing important measure of evaluating growth in our business.

The number of airline tickets, hotel room nights and rental car days sold were as follows:

Year Ended	Airline Tickets	Hotel Room Nights	Rental Car Days	Gross Bookings

December 31, 2003	1.8 million	5.7 million	3.7 million	$1,101.3 million

December 31, 2002	2.9 million	4.1 million	2.9 million	$1,165.2 million

Gross Bookings declined 5.5% for the twelve months ended December 31, 2003, as compared to the same period in 2002 primarily as a result of a decline in the sale of merchant airline tickets, partially offset by the improved performance of our hotel and rental car services.

Revenues for the twelve months ended December 31, 2003 and 2002 consisted primarily of: (1) merchant revenues; (2) agency revenues; and (3) other revenues.

	Year Ended December 31,
	($000)
	2003	2002	Change

Merchant Revenues	$852,454	$996,112	(14.4)%
Agency Revenues	7,554	720	949.2%
Other Revenues	3,653	6,774	(46.1)%
Total Revenues	$863,661	$1,003,606	(13.9)%

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

The approximately $144 million decrease in merchant revenue for the twelve months ended December 31, 2003 compared to the same period in 2002 was primarily attributable to the decrease in the number of Name Your Own Price® tickets sold, which was partially offset by the improved performance of our Name Your Own Price® hotel and rental car services.

We believe that the decrease in the number of merchant airline tickets sold – and the corresponding effect that decrease had on our overall merchant revenues during the twelve months ended December 31, 2003 – continued to be due primarily to the weak retail environment for airline tickets and reduced airline inventory available to us.  In particular, we believe that lower retail pricing causes customers who might normally be willing to make the tradeoffs associated with our Name Your Own Price® airline service in exchange for savings off of higher retail rates to purchase travel services at the lower retail rates or from “low-cost” carriers without having to make any trade-offs.  In addition, many airlines grounded portions of their fleets in the aftermath of the terrorist attacks of September 11, 2001, and upon the outbreak of war in Iraq and the outbreak of SARS, thus decreasing capacity on existing flights, which we believe reduced airline inventory available to us.  In addition, in the past, we have “subsidized” certain Name Your Own Price® offers to purchase merchant airline tickets by adding a variable amount to some customers’ offers to increase the likelihood that such customers’ offers would be successful.  These “subsidies” had the effect of, among other things, increasing the number of merchant airline tickets sold and our merchant revenues but at the expense of lower gross margins.  At the end of 2002, we made the strategic decision to reduce sales of subsidized airline tickets.  To this end, we reduced subsidies we have historically applied to certain merchant airline ticket offers.  While this has had the effect of reducing the number of merchant airline tickets sold and our revenue during 2003, it has positively contributed to our gross profit and gross margin.

The year-over-year decrease in the number of merchant airline tickets sold, and the corresponding effect it had on our merchant revenue, was partially offset by the increase in hotel room nights and rental car days sold in the twelve months ended December 31, 2003.  We believe that the increase in hotel room night sold during the twelve months ended December 31, 2003 compared to the same periods in 2002 was principally driven by our emphasis on our hotel business, and specifically by the success of our advertising campaign focused on our hotel service, and the competitive room inventory and pricing we receive from our hotel partners.  We believe the increase in rental car days sold during the twelve months ended December 31, 2003 compared to the same periods in 2002 was primarily attributable to an increase in demand for our rental car service, which we believe was driven by, among other things, an increase in visits to our website as a result of our advertising, and an overall increase in demand for leisure rental cars generally, improvements we made to the presentation of our rental car service on our website and improvement in the inventory and pricing we receive from our rental car partners.

Agency Revenues

Agency revenues are derived from travel related transactions where we are not the merchant of record and where the prices of products are determined by third parties.  Agency revenues for the twelve months ended December 31, 2003 and 2002 consisted primarily of: (1) processing fees and third-party supplier commissions related to the sale of travel services including the sale of price disclosed airline tickets, cruises and other travel services; and (2) ancillary fees, including GDS reservation booking fees related to price-disclosed transactions.  Agency revenues for the twelve months ended December 31, 2003 increased approximately 949% from the same period a year ago, primarily as a result of our increased focus on the retail airline ticket and rental car business and the resulting increase in travel commissions and processing fees earned.

Other Revenues

Other revenues during twelve months ended December 31, 2003 and 2002 consisted primarily of: (1) advertising revenues; (2) fees for referring customers to pricelinemortgage.com for home financing services and to AIG for travel insurance and in 2002 automobile services; (3) in 2002, transaction revenue from our long distance phone service, which we repositioned in 2002; and (4) in 2002, license fees from Hutchison-Priceline Limited.

Other revenues for the twelve months ended December 31, 2003 decreased approximately 46% for the twelve months ended December 31, 2002, primarily as a result of the decrease in fees earned from our home financing service, and due to our repositioning of our long distance phone service.

Cost of Revenues and Gross Profit

	Year Ended December 31,
	($000)
	2003	2002	Change

Cost of Merchant Revenues	$717,716	$844,142	(15.0)%
% of Merchant Revenues	84.2%	84.7%
Cost of Agency Revenues	$—	$—	—
% of Agency Revenues	—	—
Cost of Other Revenues	$—	$1,098	(100.0)%
% of Other Revenues	—	16.2%
Total Cost of Revenues	$717,716	$845,240	(15.1)%
% of Revenues	83.1%	84.2%

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

	Year Ended December 31,
	($000)
	2003	2002	Change

Merchant Gross Profit	$134,738	$151,970	(11.3)%
Merchant Gross Margin	15.8%	15.3%
Agency Gross Profit	$7,554	$720	949.2%
Agency Gross Margin	100.0%	100.0%
Other Gross Profit	$3,653	$5,676	(35.6)%
Other Gross Margin	100.0%	83.8%
Total Gross Profit	$145,945	$158,366	(7.8)%
Total Gross Margin	16.9%	15.8%

The following table represents the percentage of gross profit, by category, in relation to total gross profit:

	Year Ended December 31, 2003				Year Ended December 31, 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Merchant gross profit	94.3%	93.5%	93.0%	87.9%	95.6%	97.0%	95.4%	95.5%
Agency gross profit	3.1%	3.7%	4.6%	10.0%	0.5%	0.4%	0.4%	0.4%
Other gross profit	2.6%	2.8%	2.4%	2.1%	3.9%	2.6%	4.2%	4.1%

Merchant Gross Profit.  Merchant gross profit consists of merchant revenues less the cost of merchant revenues. For the twelve months ended December 31, 2003, merchant gross profit decreased from the same period in 2002, primarily due to the continued weak retail environment for airline tickets and reduced airline inventory available to us, factors which are described in “Merchant Revenues,” above, in more detail.  As discussed in “Merchant Revenues” above, at the end of 2002, we strategically reduced subsidies applied to certain Name Your Own Price® airline ticket sales.  While this resulted in a reduction in merchant revenues, the subsidy reduction positively affected our gross profit and increased our gross margin.  We are able to manage the level of gross margins by controlling the price at which we will cause offers to be fulfilled.  Our merchant gross margin in the twelve months ended December 31, 2003 increased over the same periods a year ago primarily as the result of a shift in mix of our services from the sale of airline tickets to the sale of hotel room nights and rental car days.

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

Operating Expenses

Advertising

	Year Ended December 31,
	($000)
	2003	2002	Change

Offline Advertising	$25,125	$27,022	(7.0)%
% of Total Gross Profit	17.2%	17.1%
Online Advertising	$17,123	$17,642	(2.9)%
% of Total Gross Profit	11.7%	11.1%

Offline advertising expenses consist primarily of: (1) television and radio advertising; and (2) agency fees, creative talent and production costs for television and radio commercials. For the twelve months ended December 31, 2003, offline advertising expenses decreased over the same period in 2002 primarily due to a shift from primarily radio advertising to lower absolute dollars spent on television advertising and partially offset by an increase in production and creative talent fees.  Online advertising expenses consist primarily of banners, pop-ups, keyword searches, affiliate programs and e-mail advertisements.  For the twelve months ended December 31, 2003, online advertising expenses decreased over the same period in 2002, primarily due to a reduction in our use of certain online advertising channels.

Sales and Marketing

	Year Ended December 31,
	($000)
	2003	2002	Change

Sales and Marketing	$33,441	$32,699	2.3%
% of Total Gross Profit	22.9%	20.6%

Sales and marketing expenses consist primarily of (1) credit card processing fees associated with merchant transactions; (2) fees paid to third-party service providers that operate our call centers; (3) provisions for credit card charge-backs; and (4) warrant costs for the twelve months ended December 31, 2003.  The warrant charge related to the issuance of warrants to purchase priceline.com common stock to Marriott International, Inc. during the first quarter 2003.  There was no similar charge during 2002.  For the twelve months ended December 31, 2003, sales and marketing expenses, increased over the same periods in 2002 due primarily to the issuance of warrants to Marriott, partially offset by a decrease in variable sales and marketing expenses.

Personnel

	Year Ended December 31,
	($000)
	2003	2002	Change

Personnel	$29,962	$33,045	(9.3)%
% of Total Gross Profit	20.5%	20.9%

Personnel expenses consist primarily of compensation to our personnel, including salaries, bonuses, taxes, employee health benefits and stock based compensation.  For the twelve months ended December 31, 2003, personnel expenses decreased over the same periods in 2002 due to the full-year effect of a reduction in headcount undertaken during our fourth quarter 2002 restructuring, partially offset by an increase in employee bonus expense.

General and Administrative

	Year Ended December 31,
	($000)
	2003	2002	Change

General and Administrative	$12,031	$13,298	(9.5)%
% of Total Gross Profit	8.2%	8.4%

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

Information Technology

	Year Ended December 31,
	($000)
	2003	2002	Change

Information Technology	$8,898	$12,008	(25.9)%
% of Total Gross Profit	6.1%	7.6%

Information technology expenses consist primarily of: (1) system maintenance and software license fees; (2) data communications and other expenses associated with operating our Internet site; and (3) payments to outside contractors.  For the twelve months ended December 31, 2003, information technology expenses decreased over the same period in 2002 primarily as a result of cost efficiencies generated by cost savings initiatives, additional capitalized development costs associated with the launch of our retail services.  In addition, Information Technology expenses were reduced by the favorable settlement of certain vendor disputes related to data communications and telecom expenses without which the year-over-year reduction would have been approximately 23%.

Depreciation and Amortization

	Year Ended December 31,
	($000)
	2003	2002	Change

Depreciation and Amortization	$11,533	$18,264	(36.9)%
% of Total Gross Profit	7.9%	11.5%

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

As a result of the fourth quarter 2002 restructuring, our work force was reduced by 59 full-time employees at our Norwalk location and 4 full-time employees at our Europe location.  The employee termination costs primarily represent severance payments and related benefits.  The real estate costs primarily represent the estimated net lease expense related to space we decided we no longer needed, and which we will not utilize in the future along with certain required refurbishments to that space.  Asset impairments are comprised of abandoned equipment and software projects, and software costs related to our plans not to pursue certain service offerings and activities.  Other restructuring charges include professional and other fees and costs incurred in 2002 associated with the restructuring activities.

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

Restructuring accruals are recorded in “Accrued expenses” and “Other long-term liabilities” on our Consolidated Balance Sheets.

Impairment Charge

During the third quarter of 2002, we performed impairment tests and determined that the carrying amount of goodwill of $22.5 million related to our European operations exceeded its implied fair value by approximately $12 million and accordingly recorded an impairment charge of $12 million. The fair value was determined using generally accepted valuation techniques including the market value of comparable companies (including revenue multiple methodology) and discounted cash flow. Underlying the impairment was a continued decline in the market value of priceline.com’s common stock, which we review quarterly as an indicator of possible impairment of priceline.com europe Ltd.’s carrying value, a deterioration in priceline.com europe Ltd.’s operations caused primarily by increasingly competitive conditions among European online travel companies and a decision in the third quarter of 2002 to reconfigure service offerings.

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

Interest

	Year Ended December 31,
	($000)
	2003	2002	Change

Interest Income	$2,474	$2,911	(15.0)%
Interest Expense	(907)	(68)	1,233.8%
Total	$1,567	$2,843	(44.9)%

For the twelve months ended December 31, 2003, interest income on cash and marketable securities decreased over the same period in 2002 due to lower interest rates.  Interest income was also partially offset by interest expense, including amortization of debt issuance costs incurred in connection with the issuance of our $125 million aggregate principal amount 1% Convertible Senior Notes.  Interest on the notes is payable on February 1 and August 1 of each year.

Equity in Income of Investees, net

	Year Ended December 31,
	($000)
	2003	2002	Change

Equity in Income of Investees, net	$2,331	$1,131	106.1%

Equity in income of investees, net for the twelve months ended December 31, 2003 of $2.3 million, represented our pro rata share of the net income of pricelinemortgage.com and, in 2003, our pro rata share of the net loss of Travelweb.

Liquidity and Capital Resources

As of December 31, 2004, we had $247.7 million in cash, cash equivalents, short-term investments and restricted cash. Approximately $23.6 million is restricted cash on deposit collateralizing letters of credit issued in favor of certain suppliers and landlords. Also included in restricted cash are amounts held by our credit card processor company. We generally invest excess cash to make such funds readily available for operating purposes.  Cash equivalents and short-term investments are primarily comprised of highly liquid, high quality, investment grade debt instruments.

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

Net cash provided by operating activities for the year ended December 31, 2004 was $42.0 million, resulting from net income of $31.5 million, non-cash items not affecting December 31, 2004 cash flows of $17.7 million, partially offset by $7.2 million of changes in working capital.  The changes in working capital for the year ended December 31, 2004, were primarily related to a $2.2 million increase in accounts receivable and a $4.4 million decrease in accounts payable and accrued expenses.  The increase in accounts receivable was primarily due to an increase in revenues attributable to increased hotel, vacation package and rental car transactions.  The decrease in accounts payable and accrued expenses was primarily due to seasonal decreases in deferred merchant bookings and accounts payable balances.  Non-cash items were primarily associated with the depreciation and amortization of property and equipment and intangible assets, primarily those acquired in our acquisitions of Travelweb and Active Hotels.  Net cash provided by operating activities for the year ended December 31, 2003, was $20.0 million, resulting from net income of $11.9 and $10.5 million of changes in working capital offset by non-cash items not affecting December 31 cash flows of approximately $18.6 million.  The changes in working capital were primarily related to an approximately $13.8 million decrease in accounts payable and accrued expenses.  The decrease in accounts payable was related to our year-end supplier payables only being outstanding for 10 calendar days, as compared to 15 calendar days in 2002.  The decrease was also attributable to cash payments related to our restructuring during the year, and a general decrease in expenses which resulted in lower trade accounts payable and accrued expense balances.  Non-cash items were primarily a warrant charge related to the Marriott transaction discussed earlier, and the depreciation and amortization of property and equipment.

Net cash used in investing activities was approximately $143.4 million for the year ended December 31, 2004, and approximately $112.7 million for the year ended December 31, 2003.  During the year ended December 31, 2004, we invested $164.7 million, net of cash acquired, in acquisitions, the substantial majority of which related to Active Hotels.  During the year ended December 31, 2003, Lowestfare.com, our wholly-owned subsidiary, invested approximately $14.2 million in our initial equity investment in Travelweb and other acquisitions.  Investing activities in the year ended December 31, 2004 was affected by the maturities of short-term investments and marketable securities in the amount of $28.2 million.  In both years, net cash used in investing activities was also affected by purchases of property and equipment.

Net cash provided by financing activities was approximately $107.2 million and $118.8 million for the years ended December 31, 2004 and 2003, respectively.  The cash provided by financing activities during the year ended December 31, 2004, was primarily the $100 million proceeds from our issuance of 2.25% Convertible Senior Notes and, for the year ended December 31, 2003, the $125 million proceeds from the issuance of 1% Convertible Senior Notes.  Proceeds from the exercise of employee stock options provided cash of $6.8 million and $10.3 million during the years ended December 31, 2004 and 2003, respectively.

The following table represents the Company’s material contractual obligations and commitments as of December 31, 2004:

	Payments due by Period (in thousands)
	Total	Less than One Year	Two to Three Years	Four to Five Years	After Five Years

Operating lease obligations	$18,657	$3,085	$5,672	$5,874	$4,026

Convertible debt(1)	240,637	3,500	7,000	130,045	100,092

Series B mandatorily redeemable preferred stock (2)	13,470	—	13,470	—	—

Total	$272,764	$6,585	$26,142	$135,919	$104,118

(1)          Assumes redemption of 1% Senior Convertible Notes during August 2008 and 2.25% Senior Convertible Notes during January 2010.  Assumes no conversion of the Notes into common stock.

(2)          Assumes no additional exercise of warrants and redemption of Redeemable Preferred stock during February 2007.

See Note 19 to our Consolidated Financial Statements.

Priceline.com leases certain property, primarily space in buildings in Norwalk, Connecticut; Columbus, Ohio; Dallas, Texas (Travelweb); Cambridge and London, England (Active Hotels); and Staines, England (priceline.com europe).  These leases are accounted for as operating leases.  The operating lease obligations represent the minimum payments for our operating leases. See Note 19 to our Consolidated Financial Statements.

In August 2003, we issued, in a private placement, $125 million aggregate principal amount of Convertible Senior Notes due August 1, 2010, with an interest rate of 1% (the “1% Notes”).  The 1% Notes are convertible, subject to certain conditions, into our common stock, par value $0.008 per share, at the option of the holder, at a conversion price of approximately $40.00 per share, subject to adjustment upon the occurrence of specified events.  Each $1,000 principal amount of 1% Notes will initially be convertible into 25 shares of our common stock if, on or prior to August 1, 2008, the closing price of our common stock for at least 20 trading days in the 30 consecutive trading days ending on the first day of a conversion period, as defined in the offering memorandum related to the 1% Notes, is more than 110% of the then current conversion price of the 1% Notes, or after August 1, 2008, if the closing price of our common stock is more than 110% of the then current conversion price of the 1% Notes.  The 1% Notes are also convertible in certain other circumstances set forth in the offering memorandum, such as a change in control of priceline.com.  In addition, the 1% Notes will be redeemable at our option beginning in 2008, and the holders may require us to repurchase the 1% Notes on August 1, 2008 or in certain other circumstances.  Interest on the 1% Notes is payable on February 1 and August 1 of each year.

In November 2003, we entered into an interest rate swap agreement whereby we swapped the fixed 1% interest on the 1% Notes for a floating interest rate based on the 3-month U.S. Dollar LIBOR, minus the applicable margin of approximately 221 basis points, on $45 million notional value of debt.  This agreement expires August 1, 2010.  We designated this interest rate swap agreement as a fair value hedge.  The changes in the fair value of the interest rate swap agreement and the underlying debt are recorded as offsetting gains and losses in interest income and expense in the Consolidated Statement of Operations.

In June 2004, we issued, in a private placement, $100 million aggregate principal amount of Convertible Senior Notes due January 15, 2025, with an interest rate of 2.25% (the “2.25% Notes”).  The 2.25% Notes are convertible, subject to certain conditions, into our common stock at the option of the holder, at a conversion price of approximately $37.95 per share, subject to adjustment upon the occurrence of specified events.  Each $1,000 principal amount of 2.25% Notes will initially be convertible into 26.3505 shares of our common stock if, on or prior to January 15, 2025, certain conditions occur.  The 2.25% Notes are also convertible in certain other circumstances set forth in the offering memorandum, such as a change in control of priceline.com.  In the event that all or substantially all of our common stock is acquired prior to January 15, 2010, in a transaction in which the consideration paid to holders of our common stock consists of all or substantially all cash, we would be required to make additional payments to the holders of amounts ranging from $0 to $19.1 million depending upon the date of the transaction and our then current stock price.  In addition, the 2.25% Notes will be redeemable at our option beginning January 20, 2010, and the holders may require us to repurchase the 2.25% Notes on January 15, 2010, 2015 and 2020 or in certain other circumstances.  Interest on the 2.25% Notes is payable January 15 and July 15 of each year.

During 2004, we used a portion of the net proceeds from the issuance of the 1% Notes and the 2.25% Notes in the acquisitions of Travelweb and Active Hotels.  The remaining proceeds are available for general corporate purposes, strategic uses and working capital requirements.

Excluded from the table above are letters of credit aggregating approximately $10.7 million that were issued in favor of certain suppliers and landlords. The letters of credit expire between March 2005 and March 2006 and are generally subject to automatic renewal upon expiration of the letter of credit.  Also excluded are employment agreements with certain members of senior management that provide for minimum annual compensation, upon termination of employment, of approximately $4.5 million.

Our Series B Preferred Stock has a liquidation preference of $1,000 per share plus an amount equal to any dividends accrued or accumulated but not paid, and is subject to mandatory redemption on February 6, 2007.  In the event that we consummate certain business combination transactions, our Series B Preferred Stock may be redeemed at our option or at the option of the holder at the liquidation preference per outstanding share, plus accrued but unpaid dividends and dividends that would have accrued through February 6, 2007.  There were 13,470 shares of our Series B Preferred Stock outstanding at December 31, 2004.  See Note 15 to our Consolidated Financial Statements for more information regarding the rights and preferences of our Series B Preferred Stock.

We believe that our existing cash balances and liquid resources will be sufficient to fund our operating activities, capital expenditures and other obligations through at least the next twelve months. However, if during that period or thereafter, if we are not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, we may be required to reduce our planned capital expenditures and scale back the scope of our business strategies, either of which could have a material adverse effect on our future financial condition or results of operations. If additional funds were raised through the issuance of equity securities, the percentage ownership of our then current stockholders would be diluted.  There are no assurances that we will generate sufficient cash flow from operations in the future, that revenue growth will continue or that future borrowings or equity contributions will be available in amounts sufficient to make anticipated capital expenditures, repay and debt or preferred stock or finance our business strategies.

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

We did not experience any material changes in interest rate exposures during the year ended December 31, 2004.  Based upon economic conditions and leading market indicators at December 31, 2004, we do not foresee a significant adverse change in interest rates in the near future.

As of December 31, 2004, after adjusting for the effect of the interest rate swap agreement, we have fixed rate debt of approximately $224.4 million.  We estimate that the fair market value of our debt was approximately $215.9 million as of December 31, 2004.

As of December 31, 2004, we held an interest rate swap agreement on $45 million notional value of our fixed rate debt.  The fair value (cost if terminated) of this swap as of December 31, 2004 was approximately $692,000.  A 10% adverse fluctuation in the 3-month LIBOR rate as of December 31, 2004, would decrease the interest rate swap’s fair value by approximately $537,000.  Any increase or decrease in the fair value of the Company’s interest rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability, or cash flow.

International net revenues result from transactions by Active Hotels and are typically denominated in British Pounds, the functional currency of Active Hotels.  Active Hotels also incurs most of its expenses in British Pounds. Our international operations are subject to risks typical of international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility.

Foreign exchange rate fluctuations may adversely impact our financial position as well as our results of operations. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of Active Hotels are translated into U.S. dollars in preparing our Consolidated Balance Sheet. Additionally, foreign exchange rate fluctuations may adversely impact our results of operations as exchange rate fluctuations on transactions denominated in currencies other than the U.S. dollar result in gains and losses that are reflected in our Consolidated Statement of Operations.  In January 2005, we entered into foreign exchange forward contracts to minimize the short-term foreign currency fluctuations on the operating results of Active Hotels. The gains and losses on the foreign exchange forward contracts offset the currency translation gains and losses recognized in other accumulated comprehensive income.  No forward contracts or other economic hedges were entered into during the year ended December 31, 2004, however, we may enter into such forward contracts or other economic hedges in the future.

We convert the financial statements of Active Hotels into U.S. dollars. When there is a change in foreign currency exchange rates, the conversion of Active Hotels’ financial statements into U.S. dollars will lead to a translation gain or loss. Translation exposure is the change in the book value of assets, liabilities, revenues, and expenses that results from changes in foreign currency exchange rates. From time to time we may enter into transactions to hedge portions of our foreign currency denominated earnings translation exposure using both foreign currency options and forward contracts.

Additionally, fixed rate investments are subject to interest rate volatility.  To the extent that changes in interest rates and currency exchange rates affect general economic conditions, priceline.com would also be affected by such changes.

Item 8.  Consolidated Financial Statements and Supplementary Data

The following Consolidated Financial Statements of the Company and the report of our independent registered public accounting firm are filed as part of this Annual Report on Form 10-K (See Item 15).

Consolidated Balance Sheets as of December 31, 2004 and December 31, 2003; Consolidated Statements of Operations, Changes in Stockholders’ Equity and Cash Flows for the years ended December 31, 2004, December 31, 2003 and December 31, 2002; Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Exchange Act Rule 13a-15(e). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in

Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.  We excluded from our assessment the internal control over financial reporting at Active Hotels, which was acquired on September 21, 2004 and whose financial statements reflect total assets and revenues constituting approximately 4% and 1%, respectively, of the related Consolidated Financial Statement amounts as of and for the year ended December 31, 2004.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls.  No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended December 31, 2004 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

We are in the process of integrating the operations of Travelweb, control of which we acquired in May 2004.   The integration will involve changes in certain systems, processes and internal controls. As we further integrate Travelweb’s business, we will continue to review internal controls to ensure that they continue to be effective.

In September 2004, we acquired Active Hotels, and as a result of that acquisition, we have undertaken a review of Active Hotel’s internal controls and intend to make changes, if necessary, that we believe to be appropriate to those internal controls as we integrate Active Hotel’s business with ours. As we further integrate Active Hotel’s business, we will continue to review Active Hotel’s internal controls and may take further steps to ensure that its internal controls are effective and integrated appropriately.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information regarding the Company’s directors and executive officers, compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, and compliance with the Company’s code of ethics, required by Part III, Item 10, will be included in our Proxy Statement relating to our 2005 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2004.

Item 11. Executive Compensation

Information required by Part III, Item 11, will be included in our Proxy Statement relating to our 2005 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Part III, Item 12, will be included in our Proxy Statement relating to our 2005 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2004.

Item 13. Certain Relationships and Related Transactions

Information regarding certain of our relationships and related transactions will be included in our Proxy Statement relating to our 2005 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2004.

Item 14. Principal Accountant Fees and Services

Information required by Part III, Item 14, will be included in or Proxy Statement relating to our 2005 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2004.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)                                  List of Documents Filed as a Part of this Annual Report on Form 10-K:

The following Consolidated Financial Statements of the Company and the report of our independent registered public accounting firm are filed as part of this Annual Report on Form 10-K.

Consolidated Balance Sheets as of December 31, 2004 and December 31, 2003; and the related Consolidated Statements of Operations, Changes in Stockholders’ Equity and Cash Flows for the years ended December 31, 2004, December 31, 2003, and December 31, 2002; Notes to Consolidated Financial Statements; and Report of Independent Registered Accounting Firm.

(b)                                 Reports on Form 8-K:

During the fourth quarter 2004, priceline.com filed Current Reports on Form 8-K dated November 3, 2004, November 26, 2004, November 29, 2004, November 30, 2004 and December 13, 2004.

(c)                                  Exhibits

The exhibits listed below are filed as a part of this Annual Report on Form 10-K

Exhibit Number	Description
3.1(a)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(b)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant
3.3(a)	By-Laws of the Registrant.
4.1	Reference is hereby made to Exhibits 3.1, 3.2 and 3.3.
4.2(a)	Specimen Certificate for Registrant’s Common Stock.
4.3(a)	Amended and Restated Registration Rights Agreement, dated as of December 8, 1998, among the Registrant and certain stockholders of the Registrant.
4.4(b)	Registration Rights Agreement, dated as of August 1, 2003, among the Registrant and the initial purchasers named therein.
4.5(b)	Indenture, dated as of August 1, 2003, between the Registrant and American Stock Transfer & Trust Company, as Trustee (including the form of note contained therein).
4.6(b)	Supplemental Indenture, dated as of October 22, 2003, between the Registrant and American Stock Transfer & Trust Company, as Trustee.
4.7(d)	Second Supplemental Indenture, dated as of December 13, 2004, between the Registrant and American Stock Transfer & Trust Company, as Trustee.
4.8(c)	Registration Rights Agreement, dated as of June 28, 2004, among priceline.com Incorporated and the initial purchasers named therein.
4.9(c)	Indenture, dated as of June 28, 2004, between the Registrant and American Stock Transfer & Trust Company, as Trustee (including the form of note contained therein).
4.10(d)	First Supplemental Indenture, dated as of December 13, 2004, between the Registrant and American Stock Transfer & Trust Company, as Trustee.
10.1(a)+	1997 Omnibus Plan of the Registrant.
10.2(e)+	1999 Omnibus Plan of the Registrant, as amended.
10.3(f)+	Priceline.com 2000 Employee Stock Option Plan.
10.4(e)+	Form of Stock Option Grant Agreement.
10.5(e)+	Form of Restricted Stock Agreement for restricted stock grants to Board of Directors.
10.4(e)+	Form of Base Restricted Stock Agreement (U.S.).
10.5(g)+	Form of Base Restricted Stock Agreement (U.K.).
10.6(g)+	Form of Restricted Stock Agreement with covenants (U.S.).

10.7(g)+	Employment Agreement, dated February 7, 2005, by and between Jeffery H. Boyd and the Registrant.
10.8(g)+	Restricted Stock Agreement, dated February 1, 2005, between Jeffery H. Boyd and the Registrant.
10.9(f)+	Employment Agreement, dated November 20, 2000, between the Registrant and Robert Mylod.
10.10(j)+	Amendment to Employment Agreement, dated June 15, 2001, by and between the Registrant and Robert Mylod.
10.11(h)+	Stock Option and Restricted Stock Agreement, dated November 20, 2000, by and between the Registrant and Robert Mylod.
10.12(h)+	Restricted Stock Agreement, dated February 1, 2005, between Robert J. Mylod, Jr. and the Registrant.
10.13(h)+	Employment Agreement, dated December 20, 2000, by and between the Registrant and Ronald Rose.
10.14(k)+	Employment Letter, dated February 9, 2001, by and between the Registrant and Peter J. Millones.
10.15(i)+	Employment Letter Agreement, dated January 2, 2002, by and between the Registrant and Brett Keller.
10.16(l)+	Employment Agreement, dated August 22, 2002, by and between the Registrant and Mitch Truwit.
10.17(h)+	Employment Agreement, dated February 7, 2005, by and between Chris Soder and the Registrant.
10.18(a)*	General Agreement, dated August 31, 1998, by and among the Registrant, Priceline Travel, Inc. and Delta Air Lines, Inc.
10.19(a)*	Airline Participation Agreement, dated August 31, 1998, by and among the Registrant, Priceline Travel, Inc. and Delta Air Lines, Inc.
10.20(a)*	Amendment to the Airline Participation Agreement and the General Agreement, dated December 31, 1998, between and among the Registrant, Priceline Travel, Inc. and Delta Air Lines, Inc.
10.21(m)	Letter Agreement, dated July 16, 1999, between the Registrant and Delta Air Lines, Inc.
10.22(n)	Master Agreement, dated November 17, 1999, between the Registrant and Delta Air Lines, Inc.
10.23(n)	Amendment to the Airline Participation Agreement and the General Agreement, dated November 17, 1999, by and among the Registrant, Priceline Travel, Inc. and Delta Air Lines, Inc.
10.24*	Participation Warrant Agreement, dated as of November 17, 1999, between the Registrant and Delta Air Lines, Inc.
10.25(h)	Amended Participation Warrant Agreement, dated November 2, 2000, by and between the Registrant and Delta Air Lines, Inc.
10.26(o)	Stockholder Agreement, dated February 6, 2001, between the Registrant and Delta Air Lines, Inc.
10.27(o)	Warrant Agreement, dated February 6, 2001, by and between the Registrant and Delta Air Lines, Inc.
10.28(o)	Certificate of Designation, Preferences and Rights of Series B Redeemable Preferred Stock of the Registrant.
10.29(a)*	Airline Participation Agreement, dated December 31, 1998, by and among the Registrant, Priceline Travel, Inc. and America West Airlines.
10.30(a)	Form of Participation Warrant Agreement.
10.31(a)*	Participation Warrant Agreement, dated as of December 31, 1998.
10.32(a)*	Amendment No. 1, dated as of February 4, 1999, to Warrant Participation Agreement, dated as of December 31, 1998.
10.33(a)*

Amendment No. 2, dated as of March 3, 1999, to Participation Warrant Agreement, dated as of December 31, 1998, as previously amended to Amendment No. 1 to Warrant Participation Agreement, dated as of February 4, 1999.

10.34(m)	Airline Participation Agreement, dated July 16, 1999, between the Registrant and Continental Airlines, Inc.
10.35(m)	Participation Warrant Agreement, dated July 16, 1999, between the Registrant and Continental Airlines, Inc.
10.36(n)	First Amendment to Participation Warrant Agreement, dated as of November 17, 1999, by and between the Registrant and Continental Airlines, Inc.
10.37*	Participation Warrant Agreement, dated November 17, 1999, between the Registrant and Continental Airlines, Inc.
10.38*	Airline Participation Agreement, dated as of November 15, 1999, by and between the Registrant and United Air Lines, Inc.
10.39*	Participation Warrant Agreement, dated as of November 15, 1999, by and between the Registrant and United Air Lines, Inc.
10.40*	Airline Participation Agreement, dated as of November 17, 1999, by and between the Registrant and US Airways, Inc.
10.41*	Participation Warrant Agreement, dated as of November 17, 1999, by and between the Registrant and US Airways, Inc.
10.42*	Airline Participation Agreement, dated as of November 17, 1999, by and between the Registrant and American Airlines, Inc.

10.43*	Participation Warrant Agreement, dated as of November 17, 1999, by and between the Registrant and American Airlines, Inc.
10.44*	Participation Warrant Agreement, dated as of November 17, 1999, by and between the Registrant and Trans World Airlines, Inc.
10.45*	Participation Warrant Agreement, dated as of November 17, 1999, by and between the Registrant and Northwest Airlines, Inc.
10.46*	Participation Warrant Agreement, dated as of November 17, 1999, by and between the Registrant and America West Airlines
10.47(p)*	Formation and Funding Agreement, dated as of March 17, 2000, by and between the Registrant and Alliance Partners, L.P.
10.48(q)	Stock Purchase Agreement, dated as of February 15, 2001, among the Registrant, Prime Pro Group Limited and Forthcoming Era Limited.
10.49(q)	Registration Rights Agreement, dated as of February 15, 2001, among the Registrant, Prime Pro Group Limited and Forthcoming Era Limited.
10.50(r)	Stockholders’ Agreement by and among the Registrant, Prime Pro Group Limited, Forthcoming Era Limited, Potton Resources Limited and Ultimate Pioneer Limited, dated as of June 5, 2001.
10.51(i)	Subscriber Entity Agreement, dated October 1, 2001, by and between Worldspan, L.P. and the Registrant.
10.52(i)	Amendment to the Worldspan, L.P. Subscriber Agreement, dated October 1, 2001, by and between Worldspan, L.P. and the Registrant.
10.53(s)*	Second Amendment to the Worldspan Subscriber Entity Agreement, dated April 1, 2003, by and between the Registrant and Worldspan, L.P.
10.54(t)	Warrant Agreement, dated March 17, 2003, by and between the Registrant and Marriott International, Inc.
10.55(u)	Restructuring Agreement, dated as of October 3, 2003, between Hutchison-Priceline Limited, Trio Happiness Limited and PCLN Asia, Inc.
10.56(u)	Amended and Restated Securityholders’ Agreement, dated as of October 3, 2003, among Hutchison-Priceline Limited, PCLN Asia, Inc. and Trio Happiness Limited.
10.57(u)	Master Agreement, dated as of November 20, 2003, between Credit Suisse First Boston International and the Registrant.
10.58(u)	Schedule to the Master Agreement, dated as of November 20, 2003 between Credit Suisse First Boston International and the Registrant.
10.59(u)	Letter Agreement, dated November 26, 2003, between Credit Suisse First Boston International and pricleine.com Incorporated.
10.60(u)

Securities Purchase Agreement dated as of May 3, 2004, between Lowestfare.com Incorporated, Hilton Electronic Distribution Systems, LLC, HT-HDS, Inc., MI Distribution, LLC, Starwood Resventure LLC, Pegasus Business Intelligence, LP and Travelweb LLC.

10.61(w)	Sale and Purchase Agreement dated September 21, 2004 by and among Priceline.com Holdco U.K. Limited and the security holders of Active Hotels Limited listed therein.
12.1	Calculation of ratio of earnings to fixed charges.
14(u)	Priceline.com Incorporated Code of Business Conduct and Ethics.
21	List of Subsidiaries.
23.1	Consent of Deloitte & Touche LLP.
31.1	Certificate of Jeffery H. Boyd, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Robert J. Mylod, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(x)	Certification of Jeffery H. Boyd, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
32.2(x)	Certification of Robert J. Mylod, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

(a)	Previously filed as an exhibit to the Form S-1 (Registration No. 333-69657) filed in connection with priceline.com’s initial public offering.
(b)

Previously filed as an exhibit to the Form S-3 (Registration Statement No. 333-190029) filed in connection with priceline.com’s registration of 1.00% Convertible Senior Notes due 2010 and Shares of Common Stock Issuable Upon Conversion of the Notes.

(c)	Previously filed as an exhibit to the Form 10-Q for the quarterly period ended September 30, 2003.
(d)	Previously filed as an exhibit to the Form 8-K filed on December 13, 2004.
(e)	Previously filed as an exhibit to the Form S-8 (Registration No. 333-122414) filed on January 31, 2005.
(f)	Previously filed as an exhibit to the Form S-8 (Registration No. 333-55578) filed on February 14, 2001.
(g)	Previously filed as an exhibit to the Form 8-K filed on February 7, 2005.
(h)	Previously filed as an exhibit to the Form 10-K for the year ended December 31, 2000.
(i)	Previously filed as an exhibit to the Form 10-K/A for the year ended December 31, 2001.
(j)	Previously filed as an exhibit to the Form 10-Q for the quarterly period ended June 30, 2001.
(k)	Previously filed as an exhibit to the Form 10-Q for the quarterly period ended March 31, 2001.
(l)	Previously filed as an exhibit to the Form 10-Q for the quarterly period ended September 30, 2002.
(m)	Previously filed as an exhibit to the Form S-1 (Registration No. 333-83513) filed in connection with priceline.com’s secondary public offering.
(n)	Previously filed as an exhibit to the Form 10-K for the year ended December 31, 1999.
(o)	Previously filed as an exhibit to the Form 8-K filed on February 8, 2001.
(p)	Previously filed as an exhibit to the Form 10-Q for the quarterly period ended March 31, 2000.
(q)	Previously filed as an exhibit to the Form 8-K filed on February 20, 2001.
(r)	Previously filed as an exhibit to the Form 8-K filed on June 6, 2001.
(s)	Previously filed as an exhibit to the Form 10-Q/A for the quarterly period ended June 30, 2003.
(t)	Previously filed as an exhibit to the Form 10-Q for the quarterly period ended March 31, 2003.
(u)	Previously filed as an exhibit to the Form 10-K for the year ended December 31, 2003.
(v)	Previously filed as an exhibit to the Form 8-K filed on July 7, 2004.
(w)	Previously filed as an exhibit to the Form 8-K filed on September 23, 2004.
(x)	This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.
*	Certain portions of this document have been omitted pursuant to a confidential treatment request.
+	Indicates a management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRICELINE.COM INCORPORATED

By:	/s/ Jeffery H. Boyd
Name:Jeffery H. Boyd
Title:Chief Executive Officer
Date:March 15, 2005

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffery H. Boyd, Robert J. Mylod Jr. and Peter J. Millones, and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities and Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully and for all intents and purposes as he or she might do or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ralph M. Bahna	Chairman	March 15, 2005
Ralph M. Bahna	and Director

/s/ Jeffery H. Boyd	President, Chief Executive Officer and	March 15, 2005
Jeffery H. Boyd	Director (Principal Executive Officer)

/s/ Thomas P. D’Angelo	Chief Accounting Officer and Controller	March 15, 2005
Thomas P. D’Angelo	(Principal Accounting Officer)

/s/ Robert J. Mylod Jr.	Chief Financial Officer	March 15, 2005
Robert J. Mylod Jr.	(Principal Financial Officer)

Signature	Title	Date

/s/ Howard W. Barker, Jr.	Director	March 15, 2005
Howard W. Barker, Jr.

/s/ Jeffrey E. Epstein	Director	March 15, 2005
Jeffrey E. Epstein

/s/ Patricia L. Francy	Director	March 15, 2005
Patricia L. Francy

/s/ James M. Guyette	Director	March 15, 2005
James M. Guyette

/s/ Edmond Ip	Director	March 15, 2005
Edmond Ip

/s/ Dominic Lai	Director	March 15, 2005
Dominic Lai

/s/ Marshall Loeb	Director	March 15, 2005
Marshall Loeb

/s/ Nancy B. Peretsman	Director	March 15, 2005
Nancy B. Peretsman

/s/ Craig W. Rydin	Director	March 15, 2005
Craig W. Rydin

/s/ Ian F. Wade	Director	March 15, 2005
Ian F. Wade

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

priceline.com, Incorporated

Norwalk, CT

We have audited the accompanying consolidated balance sheets of priceline.com, Incorporated and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. We also have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting set forth in Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at Active Hotels, Ltd. which was acquired on September 21, 2004 and whose financial statements reflect total assets and revenues constituting approximately 4% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004. Accordingly, our audit did not include the internal control over financial reporting at Active Hotels, Ltd. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Stamford, Connecticut
March 8, 2005

priceline.com Incorporated

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$101,270	$93,732
Restricted cash	23,572	22,485
Short-term investments	122,812	151,736
Accounts receivable, net of allowance for doubtful accounts of $1,390 and $794, respectively	18,314	10,782
Prepaid expenses and other current assets	6,578	4,778
Total current assets	272,546	283,513

Property and equipment, net	15,827	16,524
Intangible assets, net	98,908	7,053
Goodwill	138,859	8,779
Other assets	15,942	21,915
Total assets	$542,082	$337,784

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$40,612	$25,061
Accrued expenses	23,649	21,031
Deferred merchant bookings	5,641	—
Other current liabilities	4,475	3,522
Total current liabilities	74,377	49,614
Deferred taxes	25,668	—
Other long-term liabilities	692	1,069
Minority interests	4,314	—
Long-term debt	224,418	124,524
Total liabilities	329,469	175,207

Commitments and Contingencies (See Note 19)
Series B mandatorily redeemable preferred stock, $0.01 par value; 80,000 authorized shares; $1,000 liquidation value per share; 80,000 shares issued, 13,470 and 13,470 shares outstanding, respectively	13,470	13,470

Stockholders’ equity:
Common stock, $0.008 par value, authorized 1,000,000,000 shares, 41,356,576 and 40,103,374 shares issued, respectively	317	306
Treasury stock, 2,496,326 shares	(350,628)	(350,628)
Additional paid-in capital	2,064,224	2,055,607
Deferred compensation	(1,264)	(1,408)
Accumulated deficit	(1,525,447)	(1,555,444)
Accumulated other comprehensive income	11,941	674
Total stockholders’ equity	199,143	149,107
Total liabilities and stockholders’ equity	$542,082	$337,784

See Notes to Consolidated Financial Statements

priceline.com Incorporated

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002
Merchant revenues	$872,994	$852,454	$996,112
Agency revenues	38,601	7,554	720
Other revenues	2,777	3,653	6,774
Total revenues	914,372	863,661	1,003,606
Cost of merchant revenues	714,822	717,716	844,142
Cost of agency revenues	1,395	—	—
Cost of other revenues	—	—	1,098
Total costs of revenues	716,217	717,716	845,240
Gross profit	198,155	145,945	158,366
Operating expenses:
Advertising – Offline	33,476	25,125	27,022
Advertising – Online	27,480	17,123	17,642
Sales and marketing, including warrant costs of $6,638 during 2003	32,091	33,441	32,699
Personnel, including stock based compensation of $638, $282 and $1,000, respectively	35,574	29,962	33,045
General and administrative, including option payroll taxes of $357, $256 and $909, respectively	16,452	12,031	13,298
Information technology	9,171	8,898	12,008
Depreciation and amortization	13,501	11,533	18,264
Impairment charge	—	—	24,229
Restructuring and other charges (reversals), net	(12)	(186)	3,483
Total operating expenses	167,733	137,927	181,690
Operating income (loss)	30,422	8,018	(23,324)
Other income:
Interest income	5,112	2,474	2,911
Interest expense	(3,722)	(907)	(68)
Other	70	—	166
Total other income	1,460	1,567	3,009
Earnings before income taxes and equity in income (loss) of investees	31,882	9,585	(20,315)
Income tax benefit	193	—	—
Equity in income (loss) of investees, net	(566)	2,331	1,131
Net income (loss)	31,509	11,916	(19,184)
Preferred stock dividend	(1,512)	(1,491)	(2,344)
Net income (loss) applicable to common stockholders	$29,997	$10,425	$(21,528)
Net income (loss) applicable to common stockholders per basic common share	$0.78	$0.28	$(0.57)
Weighted average number of basic common shares outstanding	38,304	37,804	37,881
Net income (loss) applicable to common stockholders per diluted common share	$0.76	$0.27	$(0.57)
Weighted average number of diluted common shares outstanding	42,327	39,009	37,881

See Notes to Consolidated Financial Statements

priceline.com Incorporated

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 and 2002

(In thousands)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock		Deferred
	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Compensation	Total

Balance, January 1, 2002	38,248	$1,836	$2,015,849	$(1,544,341)	$—	(908)	$(326,633)	$—	$146,711
Net loss applicable to common stockholders	—	—	—	(21,528)	—	—	—	—	(21,528)
Currency translation adjustment	—	—	—	—	101	—	—	—	101
Comprehensive loss	—	—	—	—	—	—	—	—	(21,427)
Repurchase of common stock	—	—	—	—	—	(898)	(11,777)	—	(11,777)
Issuance of common stock under compensation plans	31	1	749	—	—	—	—	—	750
Issuance of preferred stock dividend	116	6	2,338	—	—	—	—	—	2,344
Exercise of stock options and warrants	863	41	15,008	—	—	—	—	—	15,049
Balance, December 31, 2002	39,258	1,884	2,033,944	(1,565,869)	101	(1,806)	(338,410)	—	131,650
Net income applicable to common stockholders	—	—	—	10,425	—	—	—	—	10,425
Unrealized gain on marketable securities	—	—	—	—	253	—	—	—	253
Currency translation adjustment	—	—	—	—	320	—	—	—	320
Comprehensive income	—	—	—	—	—	—	—	—	10,998
Reclassification of common stock par value due to reverse stock split	—	(1,585)	1,585	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	(690)	(12,218)	—	(12,218)
Issuance of warrants to purchase common stock	—	—	6,638	—	—	—	—	—	6,638
Issuance of restricted stock under deferred compensation plans	83	1	1,689	—	—	—	—	(1,690)	—
Amortization of deferred compensation	—	—	—	—	—	—	—	282	282
Issuance of preferred stock dividend	80	1	1,490	—	—	—	—	—	1,491
Exercise of stock options	682	5	10,261	—	—	—	—	—	10,266
Balance, December 31, 2003	40,103	306	2,055,607	(1,555,444)	674	(2,496)	(350,628)	(1,408)	149,107
Net income applicable to common stockholders	—	—	—	29,997	—	—	—	—	29,997
Unrealized loss on marketable securities	—	—	—	—	(766)	—	—	—	(766)
Currency translation adjustment	—	—	—	—	12,033	—	—	—	12,033
Comprehensive income	—	—	—	—	—	—	—	—	41,264
Issuance of restricted stock under deferred compensation plans	12	1	325	—	—	—	—	(326)	—
Amortization of deferred compensation	—	—	—	—	—	—	—	470	470
Issuance of preferred stock dividend	80	1	1,511	—	—	—	—	—	1,512
Exercise of stock options	1,162	9	6,781	—	—	—	—	—	6,790
Balance, December 31, 2004	41,357	$317	$2,064,224	$(1,525,447)	$11,941	(2,496)	$(350,628)	$(1,264)	$199,143

See Notes to Consolidated Financial Statements

priceline.com Incorporated

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2004	2003	2002
OPERATING ACTIVITIES:
Net income (loss)	$31,509	$11,916	$(19,184)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	9,123	11,080	17,863
Amortization	5,266	453	402
Provision for uncollectible accounts, net	2,209	2,103	3,051
Deferred income taxes	(1,258)	—	—
Warrant costs	—	6,638	—
Net (gain) loss on disposal of property and equipment	(6)	—	1,098
Equity in (income) loss of investees, net	566	(2,331)	(1,131)
Impairment charge	—	—	24,229
Compensation expense arising from restricted stock awards	638	282	—
Amortization of debt issuance costs	1,167	338	—
Changes in assets and liabilities:
Accounts receivable	(2,243)	751	(1,022)
Prepaid expenses and other current assets	(227)	1,570	(809)
Accounts payable and accrued expenses	(4,405)	(13,786)	(22,882)
Other	(321)	1,019	(801)
Net cash provided by operating activities	42,018	20,033	814
INVESTING ACTIVITIES:
Acquisitions and other equity investments, net of cash acquired	(164,723)	(14,544)	—
(Investment in) redemption of short-term investments, net	28,159	(87,329)	(14,885)
Additions to property and equipment	(6,944)	(6,582)	(9,127)
Proceeds from sales of fixed assets	7	—	230
Proceeds from convertible notes	—	—	1,840
Change in restricted cash	97	(4,237)	(2,852)
Net cash used in investing activities	(143,404)	(112,692)	(24,794)
FINANCING ACTIVITIES:
Proceeds from issuance of convertible senior notes	100,000	125,000	—
Debt issuance costs	(3,349)	(4,259)	—
Proceeds from exercise of stock options and warrants	6,790	10,308	3,171
Proceeds from sale of minority interest in subsidiary	3,798	—	—
Repurchase of common stock	—	(12,218)	(11,777)
Net cash provided by/(used in) financing activities	107,239	118,831	(8,606)
Effect of exchange rate changes on cash and cash equivalents	1,685	378	(175)
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	7,538	26,550	(32,761)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	93,732	67,182	99,943
CASH AND CASH EQUIVALENTS, END OF PERIOD	$101,270	$93,732	$67,182
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$230	$—	$—
Cash paid during the period for interest	$2,572	$114	$68

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                       BUSINESS DESCRIPTION

Priceline.com Incorporated (“priceline.com,” or the “Company”) is a leading online travel company that offers its customers a broad range of travel services, including the opportunity to purchase airline tickets, hotel rooms, car rentals, vacation packages and cruises. The Company’s unique Name Your Own Price® system – which allows its customers to make offers for travel services at prices they set – enables its customers to use the Internet to save money while enabling sellers, which include many of the major domestic airline, hotel and rental car companies, to generate incremental revenue. The Company has recently complemented its Name Your Own Price® service offerings by giving its customers the ability to purchase certain travel services in a more traditional, price-disclosed manner.

2.                                       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiaries, priceline.com Europe Holdings N. V. (“priceline.com Europe Holdings”) and Travelweb LLC (“Travelweb”), and its 96.6%-owned subsidiary, Active Hotels Ltd (“Active Hotels”). All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in affiliates in which the Company does not have control, but has the ability to exercise significant influence, are accounted for by the equity method.

In 2003, the Company’s stockholders approved a one-for-six reverse stock split of its outstanding common stock. The reverse stock split was effected on June 16, 2003, and, as a result, the Company’s issued and outstanding common stock was reduced from approximately 227.6 million to approximately 37.9 million shares. The par value of the common stock was not affected by the reverse stock split and remains at $0.008 per share. Consequently, on the Company’s Consolidated Balance Sheet, the aggregate par value of the issued common stock was reduced by reclassifying the par value amount of the eliminated shares of common stock to Additional Paid-in Capital. All per share amounts and outstanding shares, including all common stock equivalents (stock options), have been retroactively restated in the Consolidated Financial Statements and in the Notes to the Consolidated Financial Statement for all periods presented to reflect the reverse stock split.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results may differ from those estimates.

Fair Value of Financial Instruments - The Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable-net, accounts payable, accrued expenses and deferred merchant bookings, are carried at cost which approximates their fair value because of the short-term nature of these financial instruments. As of December 31, 2004, the fair value of the Company’s outstanding 1.0% Convertible Senior Notes was $116.6 million and the fair value of the Company’s outstanding 2.25% Convertible Senior Notes was $99.3 million. The Company uses derivative financial instruments, including interest rate hedges to manage market risks. The Company entered into an interest rate hedge agreement in relation to $45 million of the outstanding borrowings of the 1.0% Convertible Senior Notes with a term of approximately 5 years. See Note 12, “Convertible Debt.”

Cash and Cash Equivalents - The Company invests excess cash primarily in money market accounts, certificates of deposits, and short-term commercial paper. All highly liquid instruments with an original maturity of three months or less are considered cash equivalents.

Short-Term Investments – At December 31, 2004 and 2003, the Company had short-term investments of $122.8 million and $151.7 million, respectively. The short-term investments primarily consist of commercial paper, corporate notes, and U.S. Government Agency Securities. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company has classified these short-term investments as available-for-sale. These securities are carried at estimated fair market value with the aggregate unrealized gains and losses related to these investments, net of taxes, reflected as a part of accumulated other comprehensive income within stockholders’ equity.

The fair value of the investments is based on the specific quoted market price of the securities at the Consolidated Balance Sheet dates. Investments are considered to be impaired when a decline in fair value is judged to be other than temporary. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established. The marketable securities are presented as current assets in the accompanying Consolidated Balance Sheets, as they are available to meet the short-term working capital needs of the Company.

Restricted Cash - Restricted cash collateralizes letters of credit issued in favor of certain suppliers and landlords. The letters of credit expire between March 2005 and March 2006 and are generally subject to automatic renewal upon expiration. Also included in restricted cash are amounts held by our credit card processing company and the counterparty to the interest rate hedge agreement in connection with the Company’s 1% Convertible Senior Notes.

Property and Equipment - Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of property and equipment is computed on a straight-line basis, over the estimated useful lives of the assets or, when applicable, the life of the lease, whichever is shorter.

Goodwill and Other Intangible Assets – We account for acquired businesses using the purchase method of accounting which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price, including related transaction costs, over the estimated fair values of the net assets acquired is recorded as goodwill. Our Consolidated Financial Statements and results of operations reflect an acquired business starting at the date of the acquisition.

Goodwill and intangibles with indefinite lives are reviewed at least annually for impairment, or earlier if there is indication of impairment, in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 142 also requires the Company to compare the fair value of the acquired business to its carrying amount on an annual basis to determine if there is potential goodwill impairment. If the fair value of the acquired business is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill is less than its carrying value. SFAS 142 requires the Company to compare the fair value of an indefinite-lived intangible asset to its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized. Fair values for goodwill and other indefinite-lived intangible assets are determined based on discounted cash flows, market multiples or appraised values.

Impairment of Long-Lived Assets and Intangible Assets - The Company reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition exceeds its carrying amount. The amount of impairment loss, if any, is measured as the excess of the carrying value of the asset over the present value of estimated future cash flows using a discount rate commensurate with the risks involved.

Software Capitalization - Certain direct development costs associated with internal-use software are capitalized and include external direct costs of services and payroll costs for employees devoting time to the software projects principally related to software coding, designing system interfaces and installation and testing of the software. These costs are recorded as fixed assets and are amortized over a period not to exceed three years beginning when the asset is substantially ready for use. Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred.

Merchant Revenues and Cost of Merchant Revenues

Name Your Own Price® Services: Merchant revenues and related cost of revenues are derived from transactions where priceline.com is the merchant of record and, among other things, selects suppliers and determines the price to be paid by the customer. The Company recognizes such revenues and costs if and when it fulfills the customer’s non-refundable offer. Merchant revenues and cost of merchant revenues include the selling price and cost, respectively, of the travel services and are reported on a gross basis. Pursuant to the terms of the Company’s hotel service, its hotel suppliers are permitted to bill the Company for the underlying cost of the service during a specified period of time. In the event that the Company is not billed by its hotel supplier within the specified time period, the Company reduces its cost of revenues by the unbilled amounts. In very limited circumstances, priceline.com makes certain customer accommodations to satisfy disputes and complaints. The Company accrues for such estimated losses and classifies the resulting expense as adjustments to merchant revenue and cost of merchant revenues or the allowance for doubtful accounts, as appropriate.

Travelweb: Merchant revenues for Travelweb are derived from transactions where its customers use the Travelweb service to purchase hotel rooms from hotel suppliers at rates which are subject to contractual arrangements. Charges are billed to customers at the time of booking and are included in Deferred Merchant Bookings until the customer completes his or her stay. Such amounts are generally refundable upon cancellation prior to stay, subject to cancellation penalties in certain cases. Merchant revenues and accounts payable to the hotel supplier are recognized at the conclusion of the customer’s stay at the hotel. Travelweb records the difference between the selling price and the cost of the hotel room as merchant revenue.

Agency Revenues and Cost of Agency Revenues

priceline.com: Agency revenues are derived from travel related transactions where the Company is not the merchant of record and where the prices of the products sold are determined by third parties. Agency revenues include travel commissions, customer processing fees and Worldspan reservation booking fees and are reported at the net amounts received, without any associated cost of revenue. Such revenues are recognized by the Company when the travel transaction is completed on the Company’s website.

Active Hotels: Active Hotels’ principal source of revenues comes from commission payments that it receives from hotel suppliers for acting as an agent in the booking of hotel rooms by its customers. Active Hotels’ hotel suppliers are billed for their commission payments owed to Active Hotels and it recognizes agency revenue at the time that its customers complete their stay at the hotel.

Advertising-Offline- Advertising-offline expenses are comprised primarily of costs of television, radio and newspaper advertising, agency fees, creative talent and production cost for television and radio commercials.  The Company expenses the production costs of advertising the first time the advertising takes place.

Advertising-Online – Advertising-online expenses consist primarily of banners, pop-ups, keyword searches, affiliate programs and email advertisements and are recognized as the advertisements take place.

Sales and Marketing - Sales and marketing expenses are comprised primarily of credit card processing fees, fees paid to third-party service providers that operate the Company’s call centers, provisions for credit card charge-backs and provisions for uncollectible commissions, all of which are expensed as incurred.

Personnel – Personnel expenses consist of compensation to our personnel, including salaries, bonuses, payroll taxes, employee health insurance and stock based compensation.  Included in accrued expenses were accrued compensation expenses of $5.8 million and $4.1 million at December 31, 2004 and 2003, respectively.

Information Technology – Information technology expenses are comprised primarily of system maintenance and software license fees, data communications and other expenses associated with operating the Company’s Internet sites and payments to outside contractors. Such costs are expensed as incurred.

Equity-Based Compensation - The Company accounts for stock-based employee compensation arrangements in accordance with provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” As allowed by SFAS 123, the Company accounts for stock options issued to employees under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of SFAS No. 123. Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of grant of the stock option, between the fair value of priceline.com’s stock and the exercise price of the stock option.

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

The following table summarizes relevant information as to reported results under the Company’s APB Opinion No. 25 method of accounting for stock options with supplemental information as if the fair value recognition provisions of SFAS No. 123 had been applied (in thousands, except per share amounts):

	For the Year Ended December 31,
	2004	2003	2002
Net income applicable to common stockholders, as reported	$29,997	$10,425	$(21,528)

Add: Stock-based compensation, as reported	638	282	1,000

Deduct: Total stock-based compensation determined under the SFAS 123 fair value based method for all stock based compensation	(10,303)	(28,533)	(114,026)

Adjusted net income (loss), SFAS 123 fair value method for all stock based compensation	$20,332	$(17,826)	$(134,554)

Net income (loss) applicable to common stockholders per basic common share, as reported	$0.78	$0.28	$(0.57)

Net income (loss) applicable to common stockholders per diluted common share, as reported	$0.76	$0.27	$(0.57)

Basic income (loss) per share SFAS 123 adjusted	$0.53	$(0.47)	$(3.55)

Diluted income (loss) per share SFAS 123 adjusted	$0.53	$(0.47)	$(3.55)

The fair value of stock options granted was determined on the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

	2004	2003	2002
Risk-free interest rate	3.2%	2.2%	2.8%

Expected lives	3 years	3 years	3 years

Volatility	82%	94%	99%

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

Segment Reporting - The Company operates and manages its business as a single operating segment. For geographic related information, see Note 21 to these Consolidated Financial Statements.

Foreign Currency Translation – The functional currency of the Company’s foreign subsidiaries is the local currency. Assets and liabilities are translated into U.S. dollars at the rate of exchange existing at year end. Income statement amounts are translated at the average monthly exchange rates. Translation gains and losses are included as a component of accumulated other comprehensive income in the accompanying Consolidated Balance Sheets. Transaction gains and losses are included in the statement of operations and were immaterial for all periods presented. From time to time, the Company may enter into forward contracts with counter parties pursuant to which future foreign exchange rates for expected future earnings are fixed. Realized and unrealized gains and losses resulting from the forward contracts are recognized in the period in which they occur. As of December 31, 2004, there were no such forward contracts outstanding.

Derivative Financial Instruments - The Company is exposed to market risks arising from changes in interest rates. The Company uses derivative instruments principally in the management of interest rate exposure. On the date on which the Company enters into a derivative transaction, the derivative is designated as a hedge of the identified exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking the hedge transaction. In this documentation, the Company specifically identifies the asset, liability, firm commitment, forecasted transaction, or net investment that has been designated as the hedged item and states how the hedging instrument is expected to reduce the risks related to the hedged item. The Company measures effectiveness of its hedging relationships both at hedge inception and on an ongoing basis. The Company’s derivative instruments do not contain leverage features.

Reclassifications – Certain prior year balances have been reclassified to conform with the current year presentation.

Recent Accounting Pronouncements – In September 2004, the Emerging Issues Task Force (“EITF”) issued statement EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-08”). Contingently convertible debt instruments are generally convertible into common shares of an issuer after the common stock price has exceeded a predetermined threshold for a specified period of time (the “market price contingency”). EITF 04-08 requires that shares issuable upon conversion of contingently convertible debt, such as the Company’s 2.25% Convertible Senior Notes due January 15, 2025 (the “2.25% Notes”) and its1.00% Convertible Senior Notes due August 1, 2010 (the “1% Notes” and, together with the 2.25% Notes, the “Notes”), be included in diluted earnings per share computations regardless of whether the market price contingency contained in the debt instrument has been met. The Company has historically excluded the potential dilutive effect of the conversion feature from diluted earnings per share. EITF 04-08 became effective for reporting periods ending after December 15, 2004 and required restatement of prior periods to the extent applicable. The 1% Notes were dilutive to earnings per share for the full year 2004, but not for 2003. The 2.25% Notes were not dilutive to earnings per share since their issuance. The adoption of EITF 04-08 required the Company to include approximately 3,125,000 and 2,635,046 additional shares, respectively, of common stock underlying the 1% Notes and 2.25% Notes in its diluted earnings per share calculation in the event that their inclusion is dilutive to earnings per share. The impact of the additional shares in the calculation of diluted earnings per share is offset by exclusion of coupon interest and amortization of debt issuance costs associated with the Notes. The adoption of EITF 04-08 could result in a material reduction in our diluted earnings per share in future periods.

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004) (“SFAS 123 (R)”), “Share-Based Payment”, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 and requires that such transactions be accounted for using a fair value-based method. SFAS 123 (R) covers a wide range of share-based compensation arrangements including stock options and restricted share plans. The Company will be required to apply SFAS 123 (R) as of July 1, 2005.

The Company expects to adopt SFAS 123(R) using the “modified prospective” method in which compensation cost is recognized beginning with the effective date based on (a) the requirements of SFAS 123 (R) for all share-based payments granted after the effective date and (b) the requirements of Statement 123 for all awards granted to employees prior to the effective date of SFAS 123 (R) that remain unvested on the effective date. Upon adoption of SFAS 123(R), the impact of unvested stock options granted as of December 31, 2004 is estimated to increase personnel expense by $3.9 million in 2005, $6.6 million in 2006 and $1.8 million in 2007.

In June 2004, the FASB issued EITF Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.” EITF Issue No. 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF Issue No. 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The accounting provisions of EITF Issue No. 02-14 are effective for the first quarter of fiscal 2005. The Company does not expect the adoption of EITF Issue No. 02-14 to have a significant impact on its financial statements.

In March 2004, the FASB issued EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provides new guidance for assessing impairment losses on debt and equity investments. Additionally, EITF Issue No.  03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF Issue No.  03-1; however, the disclosure requirements remain effective and have been adopted. The Company will evaluate the effect, if any, of EITF Issue No. 03-1 when final guidance is released.

3.                                       BUSINESS ACQUISITIONS

Active Hotels Ltd. – On September 21, 2004, Priceline.com Holdco U.K. Limited, a newly formed English wholly-owned subsidiary of priceline.com, entered into a Sale and Purchase Agreement with shareholders and option holders of Active Hotels, one of Europe’s leading online reservation providers to the hotel industry. The total purchase price, including transaction related costs, for all of the Active Hotels shares was approximately $165.4 million, which was determined through arms-length negotiation and paid in cash.

The acquisition has been accounted for as a purchase business combination. The Company’s Consolidated Financial Statements and results of operations include the financial statements of Active Hotels since the acquisition in September 2004. Under the purchase method of accounting, the proportion of the assets acquired and liabilities assumed from Active Hotels are recorded at the date of acquisition at their respective estimated fair values. The acquisition cost, including transaction costs, was allocated to the underlying net assets of Active Hotels in proportion to their respective estimated fair values. The Company obtained an independent valuation of the assets acquired and liabilities assumed, including the identification of intangible assets other than goodwill to assist the Company in its purchase price allocation. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill.

Assets acquired consisted principally of cash and intangible assets. Liabilities assumed consisted principally of accounts payable, accrued expenses and deferred taxes. Goodwill resulting from this transaction amounted to approximately $96 million based upon the currency exchange rate as of the acquisition date.

A list of the estimated fair value and useful lives of the most significant acquired identifiable intangible assets based upon the currency exchange rate as of the acquisition date is as follows:

	($ in thousands)	Useful Lives

Supply and distribution agreements	$69,300	13 years

Technology	7,300	3 years

Customer list	3,300	2 years

Trade name	2,800	Indefinite

Total:	$82,700

In connection with the Company’s acquisition of Active Hotels, the Company sold a 2.3% equity interest in Active Hotels (the “Purchased Shares”) to a group of Active Hotels employees for a cash purchase price per share equal to the purchase price per share paid by the Company to acquire Active Hotels. The Company also granted restricted stock (the “Granted Shares”) representing an additional 1.1% equity interest in its Active Hotels subsidiary to certain employees of Active Hotels. An accrual for deferred compensation expense related to the granted restricted stock of approximately $2.1 million was recorded at the time of issuance, and will be amortized over the three year vesting period. During 2004, the Company recognized approximately $168,000 of personnel expense related to this amortization.

Travelweb LLC – In May 2004, Lowestfare.com, a wholly-owned subsidiary of the Company, acquired 71.4% of the equity interest in Travelweb, a Delaware limited liability company owned by Marriott International, Inc. (“Marriott”), Hilton Hotels Corporation (“Hilton”), Hyatt Corporation (“Hyatt”), Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”), InterContinental Hotels Group (“InterContinental”) and Pegasus Solutions, Inc. (“Pegusus”), or their affiliates.  Travelweb is a full-service, automated hotel distribution network founded by Marriott, Hilton, Hyatt, Starwood, Pegasus and InterContinental.  The equity interests acquired were all but those held by InterContinental. The Company acquired the InterContinental interests in December 2004, bringing the Company’s total interest in Travelweb to 100%.

The aggregate investment in Travelweb to date is $33.6 million, consisting of $20.8 million paid in cash in May 2004, $4.2 million paid in cash in December 2004, the Company’s initial investment of $8.6 million made in March 2003, plus all direct acquisition costs. In addition, the Company will potentially pay an earn-out after 12 months of approximately 954,547 shares of its common stock to the sellers, other than InterContinental, in the event certain performance goals are met.

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

The acquisition has been accounted for as a purchase business combination. The Company’s Consolidated Financial Statements and results of operations include the consolidated accounts of Travelweb since May 2004. Prior to the May 2004 acquisition, the Company accounted for its investment in Travelweb under the equity method of accounting. Under the purchase method of accounting, the proportion of the assets acquired and liabilities assumed from Travelweb are recorded at the date of acquisition at their respective estimated fair values. The acquisition cost, including transaction costs, was allocated to the underlying net assets of Travelweb in proportion to their respective estimated fair values. The Company obtained an independent valuation of the assets acquired and liabilities assumed, including the identification of intangible assets other than goodwill to assist the Company in its purchase price allocation. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill.

In connection with the acquisition of Travelweb, the Company expects to incur costs of approximately $2.5 million for severance and contract terminations related to the acquired business.  The Company has identified and notified the affected Travelweb personnel and vendors.  Such exiting costs are expected to be paid out in cash and approximately $1.0 million was paid as of December 31, 2004.

Assets acquired consisted principally of cash and intangible assets. The aggregate fair value of Travelweb’s assets and liabilities, at acquisition, were approximately $23.9 million and $20.7 million, respectively, prior to adjustment. Liabilities assumed consisted principally of accounts payable, accrued expenses and deferred merchant bookings. Total goodwill resulting from the Travelweb acquisition amounted to approximately $26.9 million. Identifiable intangible assets other than goodwill amounted to approximately $6.0 million. The Company recorded 85.7% of this amount in May 2004 and the incremental remaining 14.3% in December 2004.

A list of the estimated fair value and useful lives of acquired identifiable intangible assets is as follows:

	($ in thousands)	Useful Lives (months)

Distribution agreement	$1,888	20
Supply agreements	3,485	32
Customer list	642	24

Total	$6,015

Pro Forma Results.

The following unaudited pro forma financial information presents the combined results of operations of the Company to give effect to the acquisition of Travelweb and Active Hotels as if the acquisitions had occurred as of the beginning of the periods presented. These statements include certain purchase related entries and are not necessarily indicative of the actual results of operations that might have occurred, nor are they necessarily indicative of expected results in the future.

	Year Ended December 31,
	2004	2003

(in thousands, except per common share amounts)
Proforma revenues	$939,680	$894,867
Proforma net income (loss) applicable to common stockholders	$25,274	$(1,960)
Proforma per share amounts:
Net income (loss) applicable to common stockholders per basic common share	$0.66	$(0.05)
Net income (loss) applicable to common stockholders per diluted common share	$0.65	$(0.05)

Other Acquisitions

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

4.                                       RESTRUCTURING, SPECIAL AND SEVERANCE CHARGES

In the fourth quarter of 2003, the Company recorded a restructuring charge of approximately $564,000. This restructuring charge resulted from a re-evaluation and refinement of the Company’s estimated real estate costs related to leased property vacated in connection with the 2002 and 2000 restructurings.

In the fourth quarter of 2002, the Company recorded a restructuring charge of approximately $4.7 million. This restructuring charge resulted from the repositioning of the Company’s non-travel businesses and a reduction in headcount. The repositioning was designed to reduce operating expenses and focus the Company’s resources on its travel business. The charge related primarily to severance payments, real estate costs and asset impairments.

The Company’s work force was reduced by 59 full-time employees at its Norwalk location and 4 full-time employees at its Europe location. The employee termination costs primarily represent severance payments and related benefits. The real estate costs primarily represent the estimated net lease expense related to space the Company decided it no longer needed, and which it will not utilize in the future along with certain required refurbishments to that space. Asset impairments are comprised of abandoned equipment and software projects, and software costs related to the Company’s plans not to pursue certain service offerings and activities. Other restructuring charges include professional and other fees and costs incurred in 2002 associated with the restructuring activities.

The components and the annual activity related to the restructuring charges for the three-year period ended December 31, 2004 were as follows (in thousands):

	Employee Termination Costs	Real Estate Costs	Asset Impairments	Other	Total

Accrued at January 1, 2002	$371	$5,095	$7	$193	$5,666

Charged in 2002	2,416	398	1,064	776	4,654

Currency translation adjustment	3	2	11	10	26

Non-cash charges	(5)	—	(1,075)	—	(1,080)

Paid in 2002	(1,114)	(2,161)	—	(2)	(3,277)

Adjustments	(10)	(824)	(7)	(75)	(916)

Accrued at December 31, 2002	$1,661	$2,510	$—	$902	$5,073

Charged in 2003	—	564	—	—	564

Currency translation adjustment	(5)	(18)	—	73	50

Paid in 2003	(1,499)	(1,631)	—	(249)	(3,379)

Adjustments	(64)	(306)	—	(383)	(753)

Accrued at December 31, 2003	$93	$1,119	—	$343	$1,555

Charged in 2004	—	—	—	—	—

Currency translation adjustment	—	—	—	25	25

Paid in 2004	(93)	(587)	—	(30)	(710)

Accrued at December 31, 2004	$—	$532	$—	$338	$870

During 2004, 2003 and 2002, the Company decreased the liability for the restructuring charge by approximately $12,000, $753,000 and $916,000, respectively. These reductions resulted from the favorable resolution of certain matters, primarily the collection of certain receivables and the settlement of real estate commitments, and were reflected as an adjustment to the “Restructuring charge (reversal)” line on the Company’s Consolidated Statements of Operations.

The Company estimates, based on current available information, the remaining net cash outflows associated with its restructuring related commitments will be paid in 2005. These restructuring accruals are recorded in “Accrued expenses” and “Other long-term liabilities,” on the Company’s Consolidated Balance Sheets.

5.                                       SHORT-TERM INVESTMENTS

The following table summarizes, by major security type, the Company’s marketable securities as of December 31, 2004 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Estimated Fair Value

Commercial paper	$12,821	$—	$(15)	$12,806
Corporate notes	16,714	—	(75)	16,639
U.S. government agency-securities	76,332	—	(366)	75,966
U.S. government agency – discount notes	10,195	—	(6)	10,189
Medium term notes	7,263	—	(51)	7,212

Total	$123,325	$—	$(513)	$122,812

The following table summarizes, by major security type, the Company’s marketable securities as of December 31, 2003 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Estimated Fair Value

Commercial paper	$22,872	$1	$—	$22,873

Corporate notes	21,535	14	—	21,549

U.S. government agency-securities	96,673	214	—	96,887

U.S. government agency – discount notes	2,770	1	—	2,771

Medium term notes	7,633	23	—	7,656

	$151,483	$253	$—	$151,736

Contractual maturities of marketable securities classified as available-for-sale as of December 31, 2004 are as follows (in thousands):

	Amortized Cost	Estimated Fair Value

Due within one year	$34,375	$34,344

Due between one year and two years	88,950	88,468

Totals	$123,325	$122,812

No material gains or losses were realized for the years ended December 31, 2004, 2003 or 2002.

6.                                       ACCOUNTS RECEIVABLE RESERVES

The Company accrues for costs associated with purchases made in its websites by individuals using fraudulent credit cards and for other amounts “charged back” as a result of payment disputes. Additionally, the Company is liable for the cost of accepting fraudulent credit cards in certain retail transactions when it does not act as merchant of record. The Company also records a provision for uncollectible commissions.

	For the Years Ended December 31,
	2004	2003	2002

Balance, beginning of year	$794	$1,262	$4,170

Impact of acquisitions	757	—	—

Provision charged to expense	2,209	2,103	3,051

Charge-offs and adjustments	(2,389)	(2,571)	(5,959)

Currency translation adjustment	19	—	—

Balance, end of year	$1,390	$794	$1,262

7.                                       NET INCOME (LOSS) PER SHARE

The Company computes both basic and diluted earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is based upon the weighted average number of common and common equivalent shares outstanding during the year which is calculated using the treasury stock method for stock options and assumes conversion of the Company’s 1% Notes (see Note 12). Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. Stock options and warrants for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation.

A reconciliation of net income and the weighted average number of shares outstanding used in calculating diluted earnings per share is as follows:

	For the Year Ended December 31,
	2004	2003	2002(1)

Net income (loss) applicable to common stockholders	$29,997	$10,425	$(21,528)
Interest expense on 1% Notes	2,122	—	—
Net income amounts used in calculating diluted earnings per share	$32,119	$10,425	$(21,528)

Weighted average number of basic common shares outstanding	38,304	37,804	37,881
Weighted average dilutive stock options, warrants and restricted stock	898	1,205	—
Weighted average shares on assumed conversion of 1% Notes	3,125	—	—
Weighted average number of diluted common shares outstanding used in calculating diluted earnings per share	42,327	39,009	37,881
Anti-dilutive potential common shares	9,235	7,732	8,795

(1)                                  Since the Company incurred a loss for 2002, the inclusion of stock options and warrants in the calculation of weighted average common shares was anti-dilutive and, therefore, there was no difference between basic and diluted earnings per share.

8.                                       PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2004 and 2003 consists of the following (in thousands):

	2004	2003	Estimated Useful Lives (years)
Computer equipment and software	$76,970	$67,449	Up to 3

Office equipment, furniture and fixtures and leasehold improvements	8,525	8,093	3 to 7
Total:	85,495	75,542

Less: accumulated depreciation and amortization	(69,668)	(59,018)
Property and equipment, net	$15,827	$16,524

Fixed asset depreciation and amortization expense was approximately $9.1 million, $11.1 million and $17.9 million for the years ended December 31, 2004, 2003 and 2002, respectively.

9.                                       INTANGIBLE ASSETS

The Company’s intangible assets consist of the following (in thousands):

	December 31, 2004			December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period	Weighted Average Useful Life

Intangible assets with determinable lives:

Supply and distribution agreements	$79,397	$(3,017)	$76,380	$—	$—	$—	1 - 13 years	12 years

Technology	9,145	(1,193)	7,952	1,200	(50)	1,150	1 - 3 years	3 years

Patents	1,435	(960)	475	1,435	(896)	539	3 - 15 years	3 years

Customer lists	5,437	(1,074)	4,363	—	—	—	1 - 3 years	2 years

Other	359	(203)	156	528	(224)	304	1 - 15 years	8 years

Subtotal	95,773	(6,447)	89,326	3,163	(1,170)	1,993

Intangible assets with indefinite lives:
Internet domain names	6,592	—	6,592	5,060	—	5,060
Tradenames	2,990	—	2,990	—	—	—
Subtotal	9,582	—	9,582	5,060	—	5,060

Total intangible assets	$105,355	$(6,447)	$98,908	$8,223	$(1,170)	$7,053

Intangible assets with determinable lives are amortized on a straight-line basis. Amortization expense was approximately $5.3 million, $453,000 and $402,600 for the years ended December 31, 2004, 2003 and 2002, respectively.

The annual estimated amortization expense for the amortizable acquired intangible assets for the next five years and thereafter is as follows (in thousands):

2005	$13,866
2006	11,824
2007	7,851
2008	5,741
2009	5,741
Thereafter	44,303
$89,326

10.                                 GOODWILL

A substantial majority of the Company’s goodwill relates to its acquisitions of Active Hotels and Travelweb. The Company recorded goodwill amounting to approximately $96 million in connection with its acquisition of Active Hotels in September 2004 and $26.9 million in connection with its acquisition of a controlling interest in Travelweb in May and December 2004.

During the third quarter of 2002, the Company performed impairment tests and determined that the carrying amount of goodwill associated with its investment in priceline.com europe exceeded its implied fair value by approximately $12.2 million and accordingly recorded an impairment charge of $12.2 million. The fair value was determined using generally accepted valuation techniques including the market value of comparable companies (including revenue multiple methodology) and discounted cash flow methods. Underlying the impairment was a continued decline in the market value of priceline.com’s common stock, which the Company reviews quarterly as an indicator of possible impairment of priceline.com europe’s carrying value, a deterioration in priceline.com europe’s operations caused primarily by increasingly competitive conditions among European online travel companies, and a decision in 2002 to reconfigure service offerings.

During 2003, goodwill was reduced by approximately $2.05 million as a result of changes in estimates related to exit costs recorded as part of priceline.com Europe Holdings’ acquisition in accordance with EITF 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.” Goodwill at December 31, 2004 and 2003 consists of the following (in thousands):

	2004	2003

Balance, beginning of year	$8,779	$10,517
Acquisition of Active Hotels	96,270	—
Acquisition of Travelweb	26,867	—
Purchase of minority interests	—	312
Favorable resolution of certain obligations	—	(2,050)
Currency translation adjustments	6,943	—
Balance, end of year	$138,859	$8,779

11.                                 OTHER ASSETS

Other assets at December 31, 2004 and December 31, 2003 consist of the following (in thousands):

	2004	2003

Investment in pricelinemortgage.com	$9,429	$9,421
Investment in Travelweb	—	7,933
Deferred debt issuance costs	6,130	3,921
Other	383	640
Total	$15,942	$21,915

Investment in pricelinemortgage.com represents the Company’s 49% equity investment in pricelinemortgage.com and, accordingly, the Company has recognized its pro rata share of pricelinemortgage.com’s operating results, not to exceed an amount that the Company believes represents the investments’ estimated fair value. The Company recognized approximately $8,000, $3.1 million and $1.2 million of income from its investment in pricelinemortgage.com in 2004, 2003 and 2002, respectively. The Company earned advertising fees from pricelinemortgage.com of approximately $100,000, $534,000 and $1.7 million in 2004, 2003 and 2002, respectively. The excess of the carrying value of the Company’s equity investment in pricelinemortgage.com over its equity in the underlying net assets was approximately $1.1 million as of December 31, 2004.

In March 2003, Lowestfare.com, a wholly-owned subsidiary of the Company, invested approximately $8.6 million (including fees relating to the transaction) in Travelweb. Lowestfare.com’s investment represented approximately 14% of the outstanding equity of Travelweb. The investment was accounted for under the equity method of accounting. The Company recognized approximately $574,000 and $734,000 of net loss from its equity investment in Travelweb in 2004 and 2003, respectively. The Company earned travel commissions from Travelweb of approximately $108,000 and $164,000 for the years ended December 31, 2004 and 2003, respectively. In May 2004, the Company acquired a controlling interest in Travelweb.

Deferred debt issuance costs arose from the Company’s issuance of $125 million aggregate principal amount of 1% Notes in August 2003 and $100 million aggregate principal amount of 2.25% Notes in June 2004. Deferred debt issuance costs of approximately $4.3 million and $3.3 million, respectively, consisting primarily of underwriting commissions and professional service fees, are being amortized using the effective interest rate method over approximately five years.

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

12.                                 CONVERTIBLE DEBT

In August 2003, the Company issued, in a private placement, $125 million aggregate principal amount of Convertible Senior Notes due August 1, 2010, with an interest rate of 1%. The 1% Notes are convertible, subject to certain conditions, into priceline.com’s common stock, par value $0.008 per share, at the option of the holder, at a conversion price of approximately $40.00 per share, subject to adjustment upon the occurrence of specified events. Each $1,000 principal amount of 1% Notes will initially be convertible into 25 shares of the Company’s common stock if, on or prior to August 1, 2008, the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading days ending on the first day of a conversion period is more than 110% of the then current conversion price of the 1% Notes, or after August 1, 2008, if the closing price of the Company’s common stock is more than 110% of the then current conversion price of the 1% Notes. The 1% Notes are also convertible in certain other circumstances, such as a change in control of the Company. In addition, the 1% Notes will be redeemable at the Company’s option beginning in 2008, and the holders may require the Company to repurchase the 1% Notes on August 1, 2008 or in certain other circumstances. Interest on the 1% Notes is payable on February 1 and August 1 of each year.

In November 2003, the Company entered into an interest rate swap agreement whereby it swapped the fixed 1% interest on its 1% Notes for a floating interest rate based on the 3-month U.S. Dollar LIBOR, minus the applicable margin of approximately 221 basis points, on $45 million notional value of debt. This agreement expires August 1, 2010. The Company designated this interest rate swap agreement as a fair value hedge. The changes in the fair value of the interest rate swap agreement and the underlying debt are recorded as offsetting gains and losses in interest income and expense in the Consolidated Statement of Operations. Hedge ineffectiveness of $2,000 was recorded as interest income for the year ended December 31, 2004. Hedge ineffectiveness of $61,000 was recorded as a reduction of interest income for the year ended December 31, 2003. The fair value (cost if terminated) of this swap as of December 31, 2004 was approximately $692,000 and has been recorded in other long-term liabilities and as an adjustment to the carrying value of debt.

In June 2004, the Company issued, in a private placement, $100 million aggregate principal amount of Convertible Senior Notes due January 15, 2025, with an interest rate of 2.25%. The 2.25% Notes are convertible, subject to certain conditions, into priceline.com’s common stock, par value $0.008 per share, at the option of the holder, at a conversion price of approximately $37.95 per share, subject to adjustment upon the occurrence of specified events. Each $1,000 principal amount of 2.25% Notes will initially be convertible into 26.3505 shares of the Company’s common stock if, on or prior to January 15, 2025, certain conditions occur. The 2.25% Notes are also convertible in certain other circumstances, such as a change in control of the Company. In the event that all or substantially all of the Company’s common stock is acquired prior to January 15, 2010, in a transaction in which the consideration paid to holders of the Company’s common stock consists of all or substantially all cash, the Company would be required to make additional payments to the holders of the 2.25% Notes of amounts ranging from $0 to $19.1 million depending upon the date of the transaction and the then current stock price of the Company. The Company’s obligation to make this payment is treated as an embedded derivative which, pursuant to Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), must be assigned its own value separate and apart from the value of the 2.25% Notes. The estimated value of the derivative has been established based upon several quantitative and qualitative factors and will be amortized as interest expense ratably over approximately a 5 ½ year period. Pursuant to SFAS 133, any subsequent changes in the value of the derivative will be recognized as income or expense in the period in which the change in value occurs. In addition, the 2.25% Notes will be redeemable at the Company’s option beginning January 20, 2010, and the holders may require the Company to repurchase the 2.25% Notes on January 15, 2010, 2015 and 2020, or in certain other circumstances. Interest on the 2.25% Notes is payable on January 15 and July 15 of each year.

During 2004, the Company used a portion of the net proceeds from the issuance of the 1% Notes and the 2.25% Notes in the acquisitions of Travelweb and Active Hotels. The remaining proceeds are available for general corporate purposes, strategic uses and working capital requirements.

13.                                 TREASURY STOCK

On July 31, 2002, the Company’s Board of Directors authorized the repurchase of up to $40 million of the Company’s common stock from time to time in the open market or in privately negotiated transactions. As part of the stock repurchase program, the Company purchased 897,953 shares of its common stock for its treasury during the period ended December 31, 2002 at an aggregate cost of approximately $11.8 million and purchased an additional 690,000 shares of its common stock for its treasury during the year ended December 31, 2003 at an aggregate cost of approximately $12.2 million. All shares were purchased at prevailing market prices. The Company did not purchase any shares of its common stock during the year ended December 31, 2004.

The Company may continue or, from time to time, commence or suspend repurchases of shares under its stock repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors. Whether and when to initiate and/or complete any purchase of common stock and the amount of common stock purchased will be determined in the Company’s complete discretion. As of December 31, 2004, there were approximately 2.5 million shares of the Company’s common stock held in treasury.

14.                                 STOCKHOLDERS’ EQUITY

In June 2003, the Company’s shareholders approved a one-for-six reverse stock split of its outstanding common stock. The reverse stock split was effected on June 16, 2003, and, as a result, the Company’s issued and outstanding common stock was reduced from approximately 227.6 million to approximately 37.9 million shares. The par value of the common stock was not affected by the reverse stock split and remains at $0.008 per share.

In 2003, the Company issued an aggregate of 83,333 shares of restricted common stock to its Chief Executive Officer, and its Chief Financial Officer. The restricted stock has a four-year vesting period. The accrual for deferred compensation expense related to the shares issued was recorded at the market value on the date of the grant and the related compensation expense is being amortized over the vesting period.

During 2004, the Company issued an aggregate of 12,000 shares of restricted common stock to its Board of Directors. The restricted stock has a four-year vesting period. The accrual for deferred compensation expense related to the shares issued was recorded at the market value on the date of the grant and the related compensation expense is being amortized over the vesting period.

During 2004 and 2003, the Company recorded stock based compensation expense amortization of $470,000 and $282,000, respectively, related to those issuances.

15.                                 REDEEMABLE PREFERRED STOCK

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

Pursuant to the terms of the certificate of designations relating to the Series B Preferred Stock, the dividend that is payable through the issuance of shares of the Company’s common stock each year is subject to adjustment as provided for in the certificate of designations (and as described below as the result of exercise of the Warrants). In the event the Company consummates any of certain business combination transactions, the Series B Preferred Stock may be redeemed at the option of the Company or Delta at the $1,000 liquidation preference per outstanding share plus all dividends accrued but not paid on the shares. In such an event, Delta would be entitled to receive an amount equal to the sum of the dividend payments that would have accrued or accumulated on the shares to be redeemed through the remaining scheduled dividend payment dates.

During 2001, Delta exercised Warrants to purchase approximately 3.1 million shares of the Company’s common stock and on January 29, 2002, Delta exercised Warrants to purchase 666,667 shares of the Company’s common stock. As a result, there are 13,470 shares of Series B Preferred Stock outstanding with an aggregate liquidation preference of approximately $13.5 million and the Company’s future semi-annual dividend requirement is 40,240 shares of common stock. In accordance with the terms of the Series B Preferred Stock, the Company delivered to Delta the required shares of the Company’s common stock as dividend payments. The Company recorded non-cash dividends of approximately $1.5 million, $1.5 million and $2.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

The Warrants provide that at any time the closing sales price of the Company’s common stock has exceeded $53.44 (subject to adjustment) for 20 consecutive trading days, the Warrants will automatically be exercised. As of December 31, 2004, there were 756,199 Warrants outstanding.

16.                                 OTHER WARRANTS TO PURCHASE COMMON STOCK

During July 1999, priceline.com issued to Continental Airlines a warrant to purchase common stock that became exercisable in July 2004. The warrant grants Continental the right to purchase a total of 166,666 shares of priceline.com common stock at an exercise price of $359.58.

In November 1999, the Company entered into separate Participation Warrant Agreements with certain domestic airlines relating to their inclusion in the Company’s leisure airline ticket service. Under the Participation Warrant Agreements, the airlines were granted warrants to purchase a total of approximately 3.3 million shares of priceline.com common stock at exercise prices ranging from $339.75 to $359.58 per share. All warrants were fully vested on the date of grant, and are generally exercisable until their expiration in May 2005.

Delta Air Lines also holds warrants to purchase 779,166 shares of the Company’s common stock at an exercise price of $28.31 per share. These warrants became exercisable in November 2004.

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

17.                                 STOCK OPTION PLANS

Priceline.com has adopted the following stock option plans from which broad-based employee grants may be made: 1997 Omnibus Plan (the “1997 Plan”), the 1999 Omnibus Plan (the “1999 Plan”) and the 2000 Employee Stock Option Plan (the “2000 Plan,” and together with the 1997 Plan and the 1999 Plan, the “Stock Option Plans”), each of which provides for grants of options as incentives and rewards to encourage employees, officers, consultants and directors in the long-term success of the Company. At a Special Meeting of the stockholders of the Company on January 24, 2005, the stockholders approved an amendment to the 1999 Plan to increase the number of authorized shares of the Company’s common stock reserved for issuance under the 1999 Plan by two million shares.  The 1997 Plan, 1999 Plan and 2000 Plan provide for grants of options to purchase up to 3,979,166, 7,895,833 and 1,000,000 shares of priceline.com common stock, respectively, at a purchase price equal to the fair market value on the date of grant.

The following summarizes the transactions pursuant to the Stock Option Plans:

	Shares	Weighted Average Exercise Price	Option Price Range
Balance at January 1, 2002	5,817,787	$86.55	$4.80 – 835.50
Granted	324,000	17.25	7.92 – 37.92
Exercised	(196,955)	16.09	4.80 – 30.66
Forfeited	(1,018,389)	199.39	9.38 – 585.94
Balance at December 31, 2002	4,926,443	$61.50	$4.80 – 835.50
Granted	565,646	11.49	7.56 – 38.26
Exercised	(681,355)	15.13	4.80 – 34.92
Forfeited	(487,898)	115.21	7.92 – 804.00
Balance at December 31, 2003	4,322,836	$56.20	$4.80 – 835.50
Granted	1,671,000	19.90	18.05 – 28.22
Exercised	(1,160,722)	5.86	4.80 – 25.20
Forfeited	(433,596)	114.94	4.80 – 629.04
Balance at December 31, 2004	4,399,518	$49.95	$4.80 – 835.50

	2004	2003	2002
Exercisable at December 31:	2,570,586	3,407,767	3,910,159
Available for grant at December 31:	354,703	1,603,920	2,181,668
Weighted average fair value of options granted during the year ended December 31:	$10.84	$7.75	$12.12

The following table summarizes information about stock options outstanding at December 31, 2004:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding as of 12/31/04	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable as of 12/31/04	Weighted verage Exercise Price
$4.80 – 20.96	2,590,807	8.2	$16.29	957,682	$13.50
21.73 – 38.40	1,107,024	7.1	28.00	911,217	28.38
46.80 – 78.00	41,817	5.8	58.37	41,817	58.37
$122.62 – 835.50	659,870	5.4	218.39	659,870	218.39
	4,399,518	7.5	$49.95	2,570,586	$72.10

18.                                 TAXES

Domestic pre-tax income was $38.9 million and $14.1 million for the years ended December 31, 2004 and 2003, respectively. Domestic pre-tax loss was $9.2 million for the year ended December 31, 2002. Foreign pre-tax loss was $7.6 million, $2.2 million and $10.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.

The tax provision (benefit) at December 31, 2004 is as follows:

	Current	Deferred	Total

Federal	$372	$—	$372
State	—	—	—
Foreign	693	(1,258)	(565)

Total:	$1,065	$(1,258)	$(193)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2004 and 2003 are as follows (in thousands):

	2004	2003
Deferred tax assets/(liabilities):
Net operating loss carryforward – U.S.	$1,203,092	$1,211,177
Net operating loss carryforward – U.K.	27,312	25,637
Capital loss carryforward	78,709	78,709
Fixed Assets	548	644
Warrant costs	607	607
Restructuring costs	212	619
Investments	5,158	2,976
Other	3,473	2,445
Intangible assets	(26,022)	—
Net deferred tax assets	1,293,090	1,322,814
Less valuation allowance on deferred tax assets	(1,318,758)	(1,322,814)
Net deferred tax liabilities	$(25,668)	$—

The net deferred tax liability of $25.7 million at December 31, 2004 relates to basis differences arising in connection with the assignment of part of the purchase price of Active Hotels to intangible assets.

A valuation allowance of $1.3 billion and $1.3 billion was recorded at December 31, 2004 and December 31, 2003, respectively, and represents the portion of the tax operating loss carryforwards and the other future deductible items for which it is not more likely than not that the benefit of such items will be realized. The valuation allowance decreased by approximately $4 million for the year ended December 31, 2004 and increased by approximately $19 million for the year ended December 31, 2003. The increase in 2003 reflects additional U.K. operating loss carryforwards recorded, and a corresponding valuation allowance, relating to priceline.com europe Ltd. The Company experienced increased profitability in 2004 versus prior years. If this trend continues, the Company’s judgment as to the recoverability of all or a portion of its net deferred tax assets may change and, accordingly, the Company will need to reassess the appropriateness of carrying a full valuation allowance against its deferred tax assets.

At December 31, 2004 the Company had approximately $3.0 billion of net operating loss carryforwards for income tax purposes expiring from December 31, 2019 to December 31, 2021 which are subject to limitation on future utilization under Section 382 of the Internal Revenue Code of 1986. Section 382 imposes limitations on the availability of a company’s net operating losses after a more than 50 percentage point ownership change occurs. As a result of a study (the “NOL Study”), it was determined that ownership changes, as defined in Section 382, occurred in 2000 and 2002. The amount of the Company’s net operating losses incurred prior to each ownership change is limited (the “Loss Limitation”) based on the value of the Company on the respective dates of ownership change. It is estimated that the effect of Section 382 will generally limit the amount of net operating loss which is available to offset future taxable income to approximately $69 million annually. The estimate of the annual Loss Limitation is based upon certain conclusions in the NOL Study pertaining to the dates of the ownership changes and the value of the Company on the dates of the ownership changes. The overall determination of the Loss Limitation and conclusions contained in the NOL Study are subject to interpretation, and therefore, the annual Loss Limitation could be subject to change.

At December 31, 2004, the Company had approximately $197 million of U.S. capital loss carryforwards, which expire from December 31, 2005 to December 31, 2007. At December 31, 2004, the Company also had approximately $1.4 million of U.S. research credit carryforwards. Such credit carryforwards expire from December 31, 2019 to December 31, 2020. These U.S. capital loss and U.S. research credit carryforwards are also subject to annual limitation.

Approximately $769 million of the Company’s tax net operating losses at December 31, 2004 relate to the exercise of stock options which have been granted under the Company’s various stock option plans and gives rise to compensation which has been included in the taxable income of the applicable current and former employees and deducted by the Company for federal and state income tax purposes. Additionally, approximately $1.06 billion of the Company’s tax net operating losses relate to the excess of tax deductions from the exercise of certain stock warrants granted by the Company in excess of the associated warrant costs recorded for financial accounting purposes. Finally, the Company recorded $6.8 million of costs for financial reporting purposes in excess of the amount deductible for tax purposes relating to the accelerated vesting of restricted stock held by certain employees of the Company.

Net operating losses, capital losses and tax credit carryforwards with anticipated expirations are presented below (in thousands).

Net Operating Losses
Scheduled to Expire:	US Operations	Foreign Operations	Equity Transactions(1)	Total	Capital Loss Carryforward	Research Credit
2005	$—	$—	$—	$—	$191,559	$—
2006	—	—	—	—	946	—
2007	—	—	—	—	4,886	—
2019	1,085,158	—	1,186,118	2,271,276	—	663
2020	99,859	—	591,902	691,761	—	714
2021	10,492	—	43,628	54,120	—	—
N/A(2)	—	91,041	—	91,041	—	—
	$1,195,509	$91,041	$1,821,648	$3,108,198	$197,391	$1,377

(1)          Tax benefit, if realized, will be recorded directly to Additional Paid-In Capital.

(2)          Loss carryforward period in UK is indefinite.

The effective income tax rate of the Company is different from the amount computed using applicable statutory federal rates as a result of the following items (in thousands):

	2004	2003	2002
Income tax provision (benefit) at federal statutory rate	$10,960	$4,171	$(6,714)

Adjustment due to:
State taxes and other	1,919	708	151
Goodwill impairment	—	—	4,206
Foreign rate differential	347	112	500
Increase (decrease) in valuation allowance	(13,419)	(4,991)	1,857
Income tax benefit	$(193)	$—	$—

19.                                 COMMITMENTS AND CONTINGENCIES

Acquisition of Active Hotels.

In connection with the Company’s acquisition of Active Hotels, the Company sold a 2.3% equity interest in Active Hotels to a group of Active Hotels employees for a cash purchase price per share equal to the purchase price per share paid by the Company to acquire Active Hotels.                   The Company also granted restricted stock representing an additional 1.1% equity interest in its Active Hotels subsidiary to certain employees of Active Hotels. The holders of the Purchased Shares and the Granted Shares can require the Company to purchase the Purchased Shares and the Granted Shares at certain future dates for a purchase price equal to their then fair market value. In addition, the Company can require the holders of the Purchased Shares and the Granted Shares to sell the Purchased Shares and the Granted Shares to the Company at certain future dates for a purchase price equal to their then fair market value.

Acquisition of Travelweb.

In connection with the Company’s acquisition of Travelweb, the Company agreed to pay additional contingent purchase price consideration to the sellers of Travelweb (other than InterContinental Hotels Group) in the event that certain performance targets are met during the 12-month period following the acquisition date of Travelweb. The additional contingent consideration consists of 954,547 shares of common stock which had a market value of approximately $22.5 million as of December 31, 2004.

Litigation.

On December 30, 2004, the City of Los Angeles filed a putative class action complaint in Superior Court for the County of Los Angeles, on behalf of itself and other allegedly similarly situated cities in California, naming as defendants: Hotels.com, L.P.; Hotels.Com GP., LLC; Hotwire, Inc.; Cheaptickets, Inc.; Cendant Travel Distribution Services Group, Inc.; Expedia, Inc.; Internetwork Publishing Corp. (d/b/a Lodging.com); Lowestfare.com, Inc.; Maupintour Holding LLC; Orbitz, Inc.; Orbitz, LLC; priceline.com, Inc.; Site59.com, LLC; Travelocity.com, Inc.; Travelocity.com LP; Travelweb, LLC; Travelnow.com, Inc. (City of Los Angeles v. Hotels.com, Inc. et al.) The complaint alleges, among other things, that each of these defendants violated the Uniform Transient Occupancy Tax Ordinance of the City of Los Angeles, and allegedly similar ordinances of other California cities, with respect to the charging and remittance of amounts to cover taxes under such ordinances, and that such violations also constitute acts of unfair competition under California Business and Professions Code Section 17200 et seq. (“Section 17200”). The complaint seeks payment of alleged unpaid taxes owed, relief from conversion, including punitive damages, and imposition of a constructive trust. As of March 1, 2005, the Company nor its wholly owned subsidiaries, Lowestfare.com and Travelweb had been served with the complaint.

On February 17, 2005, a putative class action complaint was filed in the same court by Ronald Bush and three other individuals on behalf of themselves and other allegedly similarly situated California consumers against several of the same defendants as named in the City of Los Angeles action, including the Company (Bush et al. v. Cheaptickets, Inc. et al.) The complaint alleges each of the defendants engaged in acts of unfair competition in violation of Section 17200 relating to their respective disclosures and charging customers to cover taxes under the above ordinances of City of Los Angeles and other California cities, and service fees. The complaint seeks restitution under Section 17200, relief for alleged conversion, including punitive damages, injunctive relief, and imposition of a constructive trust. The Company was served with the complaint on or about February 25, 2005. It is anticipated that the court will extend the time in which to respond to the complaint pending a determination of whether the case should be designated as a “complex” case and/or transferred to a different division of the court.

Also on February 17, 2005, a putative class action complaint was filed in the Superior Court of Delaware for New Castle County by Jeanne Marshall and three other individuals on behalf of themselves and a putative class of allegedly similarly situated consumers nationwide against the Company. The complaint alleges that the Company violated the Delaware Consumer Fraud Act, Del. Code Ann. Tit. 6, § 2523 relating to its disclosures and charging customers to cover taxes under city hotel occupancy tax ordinances nationwide, and service fees. The complaint seeks damages, including punitive damages, injunctive relief, and imposition of a constructive trust. The Company was served with the complaint on March 2, 1005. An answer or motion responsive to the complaint currently is due on or before March 22, 2005.

The Company intends to defend vigorously against these actions. The Company is unable at this time to predict the outcome of these suits or reasonably estimate a range of possible loss, if any.

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
Kwan v. priceline.com Inc., Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 3:00 CV 2069 (District of Connecticut).
Krim v. priceline.com Inc., Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 3:00 CV 2083 (District of Connecticut).
Karas v. priceline.com Inc., Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 3:00 CV 2232 (District of Connecticut).
Michols v. priceline.com Inc., Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 3:00 CV 2280 (District of Connecticut).

All of these cases have been assigned to Judge Dominick J. Squatrito. On September 12, 2001, Judge Squatrito ordered that these cases be consolidated under the Master File No. 3:00cv1884 (DJS), and he designated lead plaintiffs and lead plaintiffs’ counsel. On October 29, 2001, plaintiffs served a Consolidated Amended Complaint. On February 5, 2002, Amerindo Investment Advisors, Inc., who was one of the lead plaintiffs in the consolidated action, made a motion for leave to withdraw as lead plaintiff. The Court granted that motion on May 30, 2002. On February 28, 2002, the Company filed a motion to dismiss the Consolidated Amended Complaint. On October 7, 2004, the Court issued a Memorandum of Decision granting, in part, and denying, in part, the Company’s motion. A scheduling order was entered by the Court on November 2, 2004 and the parties are now proceeding with discovery. Plaintiffs filed a motion for class certification on January 7, 2005, to which the Company’s opposition is due on April 8, 2005. The Company intends to defend vigorously against this action. The Company is unable to predict the outcome of these suits or reasonably estimate a range of possible loss, if any.

In addition, on November 1, 2000 the Company was served with a complaint that purported to be a shareholder derivative action against its Board of Directors and certain of its current and former executive officers, as well as the Company (as a nominal defendant). The complaint alleged breach of fiduciary duty and waste of corporate assets. The action is captioned Mark Zimmerman v. Richard Braddock, J. Walker, D. Schulman, P. Allaire, R. Bahna, P. Blackney, W. Ford, M. Loeb, N. Nicholas, N. Peretsman, and priceline.com Incorporated, 18473-NC (Court of Chancery of Delaware, County of New Castle, State of Delaware). On February 6, 2001, all defendants moved to dismiss the complaint for failure to make a demand upon the Board of Directors and failure to state a cause of action upon which relief can be granted. Pursuant to a stipulation by the parties, an amended complaint was filed on June 21, 2001. Defendants renewed their motion to dismiss on August 20, 2001, and plaintiff served his opposition to that motion on October 26, 2001. Defendants filed their reply brief on January 7, 2002. On December 20, 2002, the Court granted defendants’ motion without prejudice. On April 25, 2003, a second amended complaint, adding H. Miller, was filed and a motion seeking leave of court to file the second amended complaint was filed on July 28, 2003. That motion has been fully briefed. The Court has yet to rule on the motion; oral argument is presently being scheduled. The Company intends to defend vigorously against this action. The Company is unable to predict the outcome of the suit or reasonably estimate a range of possible loss, if any.

On November 7, 2003, the Company was served with a complaint that purported to be a shareholder derivative action against its Board of Directors and certain of its current and former executive officers, as well as the Company (as a nominal defendant). The complaint alleged, among other things, breach of fiduciary duty, waste of corporate assets and misappropriation of corporate information. The claims in the complaint appear to be substantially repetitive of the claims pending in the derivative action in Delaware which is described below. The action is captioned Don Powell v. Richard S. Braddock, Jay S. Walker, Daniel H. Schulman, Paul A. Allaire, Ralph M. Bahna, Paul J. Blackney, William E. Ford, Marshall Loeb, N. J. Nicholas, Jr., Nancy B. Peretsman, and Heidi G. Miller and priceline.com Incorporated (Superior Court, Judicial District of Stamford/Norwalk, State of Connecticut). On January 28, 2004, defendants Blackney, Nicholas, Peretsman and Loeb moved to dismiss the complaint for lack of personal jurisdiction. On January 29, 2004, defendant Miller moved to dismiss the complaint for lack of personal jurisdiction and for insufficient service of process. On February 27, 2004, defendants Braddock, Walker, Schulman, Allaire, Bahna, Blackney, Loeb, Nicholas, Peretsman, Miller and priceline.com moved to dismiss the complaint for lack of subject matter jurisdiction and defendants Braddock and Schulman also moved to dismiss the complaint for lack of personal jurisdiction and insufficient service of process. At a hearing on May 3, 2004, the Court stated that it would not rule on the pending motions until the pending motions in the Delaware action described above are decided. The Court conducted a subsequent status conference on January 10, 2005, at which it requested that the parties report back no later than March 15, 2005 on the status of the Delaware derivative suit. The Company intends to defend vigorously against this action. The Company is unable to predict the outcome of this suit or reasonably estimate a range of possible loss, if any.

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

From time to time, the Company has been and expects to continue to be subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of third party intellectual property rights by it. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources, divert management’s attention from our business objectives and could adversely affect the Company’s business, results of operations, financial condition and cash flows.

Uncertainty regarding payment of sales and hotel occupancy and other related taxes.

On an ongoing basis, the Company conducts reviews and interpretations of the tax laws in various states and other jurisdictions relating to the payment of state and local hotel occupancy and other related taxes. In connection with its reviews, the Company has met and had discussions with taxing authorities in certain jurisdictions but the ultimate resolution in any particular jurisdiction cannot be determined at this time. Currently, hotels collect and remit hotel occupancy and related taxes to the various tax authorities based on the amounts collected by the hotels. Consistent with this practice, the Company recovers the taxes on the underlying cost of the hotel room night from customers and remits the taxes to the hotel operators for payment to the appropriate tax authorities.

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

Worldspan, L.P. Agreement

In October 2001, the Company entered into a long-term worldwide technology agreement with Worldspan, L.P., pursuant to which Worldspan, L.P. acts as the Company’s preferred global distribution system and provides the Company with product development resources. The current agreement, as amended, expires on December 31, 2007, and requires the Company to use Worldspan, L.P. for a significant majority of its travel bookings originated in the United States. In return, the Company earns a fee for such bookings.

Employment Contracts

The Company has employment agreements with certain members of senior management that provide for minimum annual compensation of approximately $3.4 million in the aggregate. Generally, the agreements provide for aggregated severance payments of up to approximately $5.7 million, accelerated vesting of stock options upon, among other things, death or a termination other than for “cause” or “good reason”, as those terms are defined in the agreements, and a gross-up for the payment of golden parachute excise taxes. In addition, the agreements provide for the extension of health and insurance benefits after termination for periods of up to three years.

Operating Leases

The Company leases certain facilities and equipment through operating leases. Rental expense for operating leases was approximately $2.3 million, $2.2 million and $2.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. The Company’s executive, administrative, operating offices and network operations center are located in approximately 92,000 square feet of leased office space located in Norwalk, Connecticut. Minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year are as follows (in thousands):

Years ended December 31,
2005	2006	2007	2008	2009	After 2009	Total
$3,085	$2,918	$2,754	$2,914	$2,960	$4,026	$18,657

20.                                 BENEFIT PLAN

Priceline.com adopted a defined contribution 401(k) savings plan (the “Plan”) during 1998 covering all employees who are at least 21 years old and have completed 6 months of service. The Plan allows eligible employees to contribute up to 20% of their eligible earnings, subject to a statutorily prescribed annual limit. The Company may make matching contributions on a discretionary basis to the Plan. All participants are fully vested in their contributions and investment earnings. During each of the three years in the period ended December 31, 2004, the Company did not make any matching contributions to the Plan.

21.                                 GEOGRAPHIC INFORMATION

The geographic information is based upon the location of Company’s subsidiaries.

	United States	United Kingdom	Total Company

2004
Revenues	$900,947	$13,425	$914,372
Intangible assets, net	13,347	85,561	98,908
Goodwill	26,867	111,992	138,859
Other long-lived assets	31,167	602	31,769

2003
Revenues	$859,460	$4,201	$863,661
Intangible assets, net	7,053	—	7,053
Goodwill	—	8,779	8,779
Other long-lived assets	38,439	—	38,439

2002
Revenues	$1,002,601	$1,005	$1,003,606
Intangible assets, net	1,694	—	1,694
Goodwill	—	10,517	10,517
Other long-lived assets	29,383	—	29,383

22.                                 SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following table sets forth certain key interim financial information for the years ended December 31, 2004 and 2003:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2004

Total revenues	$224,131	$259,390	$235,882	$194,969

Gross profit	43,374	53,779	51,104	49,898

Net income	5,103	11,401	10,006	4,999

Preferred stock dividend	(772)	—	(740)	—

Net income applicable to common stockholders	4,331	11,401	9,266	4,999

Net income applicable to common stockholders per basic common share	$0.12	$0.30	$0.24	$0.13

Net income applicable to common stockholders per diluted common share	$0.11	$0.28	$0.23	$0.12

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2003:

Total revenues	$200,487	$239,566	$243,441	$180,167

Gross profit	$32,987	$40,494	$40,648	$31,816

Net (loss) income	$(7,731)	$7,689	$9,730	$2,228

Preferred stock dividend	(297)	—	(1,194)	—

Net (loss) income applicable to common stockholders	$(8,028)	$7,689	$8,536	$2,228

Net (loss) income applicable to common stockholders per basic common share	$(0.21)	$0.20	$0.22	$0.06

Net (loss) income applicable to common stockholders per diluted common share	$(0.21)	$0.20	$0.21	$0.06

INDEX TO EXHIBITS

Exhibit Number	Description
3.1(a)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(b)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant
3.3(a)	By-Laws of the Registrant.
4.1	Reference is hereby made to Exhibits 3.1, 3.2 and 3.3.
4.2(a)	Specimen Certificate for Registrant’s Common Stock.
4.3(a)	Amended and Restated Registration Rights Agreement, dated as of December 8, 1998, among the Registrant and certain stockholders of the Registrant.
4.4(b)	Registration Rights Agreement, dated as of August 1, 2003, among the Registrant and the initial purchasers named therein.
4.5(b)	Indenture, dated as of August 1, 2003, between the Registrant and American Stock Transfer & Trust Company, as Trustee (including the form of note contained therein).
4.6(b)	Supplemental Indenture, dated as of October 22, 2003, between the Registrant and American Stock Transfer & Trust Company, as Trustee.
4.7(d)	Second Supplemental Indenture, dated as of December 13, 2004, between the Registrant and American Stock Transfer & Trust Company, as Trustee.
4.8(c)	Registration Rights Agreement, dated as of June 28, 2004, among priceline.com Incorporated and the initial purchasers named therein.
4.9(c)	Indenture, dated as of June 28, 2004, between the Registrant and American Stock Transfer & Trust Company, as Trustee (including the form of note contained therein).
4.10(d)	First Supplemental Indenture, dated as of December 13, 2004, between the Registrant and American Stock Transfer & Trust Company, as Trustee.
10.1(a)+	1997 Omnibus Plan of the Registrant.
10.2(e)+	1999 Omnibus Plan of the Registrant, as amended.
10.3(f)+	Priceline.com 2000 Employee Stock Option Plan.
10.4(e)+	Form of Stock Option Grant Agreement.
10.5(e)+	Form of Restricted Stock Agreement for restricted stock grants to Board of Directors.
10.4(e)+	Form of Base Restricted Stock Agreement (U.S.).
10.5(g)+	Form of Base Restricted Stock Agreement (U.K.).
10.6(g)+	Form of Restricted Stock Agreement with covenants (U.S.).
10.7(g)+	Employment Agreement, dated February 7, 2005, by and between Jeffery H. Boyd and the Registrant.
10.8(g)+	Restricted Stock Agreement, dated February 1, 2005, between Jeffery H. Boyd and the Registrant.
10.9(f)+	Employment Agreement, dated November 20, 2000, between the Registrant and Robert Mylod.
10.10(j)+	Amendment to Employment Agreement, dated June 15, 2001, by and between the Registrant and Robert Mylod.
10.11(h)+	Stock Option and Restricted Stock Agreement, dated November 20, 2000, by and between the Registrant and Robert Mylod.
10.12(h)+	Restricted Stock Agreement, dated February 1, 2005, between Robert J. Mylod, Jr. and the Registrant.
10.13(h)+	Employment Agreement, dated December 20, 2000, by and between the Registrant and Ronald Rose.
10.14(k)+	Employment Letter, dated February 9, 2001, by and between the Registrant and Peter J. Millones.
10.15(i)+	Employment Letter Agreement, dated January 2, 2002, by and between the Registrant and Brett Keller.
10.16(l)+	Employment Agreement, dated August 22, 2002, by and between the Registrant and Mitch Truwit.
10.17(h)+	Employment Agreement, dated February 7, 2005, by and between Chris Soder and the Registrant.
10.18(a)*	General Agreement, dated August 31, 1998, by and among the Registrant, Priceline Travel, Inc. and Delta Air Lines, Inc.
10.19(a)*	Airline Participation Agreement, dated August 31, 1998, by and among the Registrant, Priceline Travel, Inc. and Delta Air Lines, Inc.
10.20(a)*	Amendment to the Airline Participation Agreement and the General Agreement, dated December 31, 1998, between and among the Registrant, Priceline Travel, Inc. and Delta Air Lines, Inc.
10.21(m)	Letter Agreement, dated July 16, 1999, between the Registrant and Delta Air Lines, Inc.
10.22(n)	Master Agreement, dated November 17, 1999, between the Registrant and Delta Air Lines, Inc.
10.23(n)	Amendment to the Airline Participation Agreement and the General Agreement, dated November 17, 1999, by and among the Registrant, Priceline Travel, Inc. and Delta Air Lines, Inc.
10.24*	Participation Warrant Agreement, dated as of November 17, 1999, between the Registrant and Delta Air Lines, Inc.
10.25(h)	Amended Participation Warrant Agreement, dated November 2, 2000, by and between the Registrant and Delta Air Lines, Inc.
10.26(o)	Stockholder Agreement, dated February 6, 2001, between the Registrant and Delta Air Lines, Inc.
10.27(o)	Warrant Agreement, dated February 6, 2001, by and between the Registrant and Delta Air Lines, Inc.
10.28(o)	Certificate of Designation, Preferences and Rights of Series B Redeemable Preferred Stock of the Registrant.
10.29(a)*	Airline Participation Agreement, dated December 31, 1998, by and among the Registrant, Priceline Travel, Inc. and America West Airlines.
10.30(a)	Form of Participation Warrant Agreement.
10.31(a)*	Participation Warrant Agreement, dated as of December 31, 1998.

10.32(a)*	Amendment No. 1, dated as of February 4, 1999, to Warrant Participation Agreement, dated as of December 31, 1998.
10.33(a)*

Amendment No. 2, dated as of March 3, 1999, to Participation Warrant Agreement, dated as of December 31, 1998, as previously amended to Amendment No. 1 to Warrant Participation Agreement, dated as of February 4, 1999.

10.34(m)	Airline Participation Agreement, dated July 16, 1999, between the Registrant and Continental Airlines, Inc.
10.35(m)	Participation Warrant Agreement, dated July 16, 1999, between the Registrant and Continental Airlines, Inc.
10.36(n)	First Amendment to Participation Warrant Agreement, dated as of November 17, 1999, by and between the Registrant and Continental Airlines, Inc.
10.37*	Participation Warrant Agreement, dated November 17, 1999, between the Registrant and Continental Airlines, Inc.
10.38*	Airline Participation Agreement, dated as of November 15, 1999, by and between the Registrant and United Air Lines, Inc.
10.39*	Participation Warrant Agreement, dated as of November 15, 1999, by and between the Registrant and United Air Lines, Inc.
10.40*	Airline Participation Agreement, dated as of November 17, 1999, by and between the Registrant and US Airways, Inc.
10.41*	Participation Warrant Agreement, dated as of November 17, 1999, by and between the Registrant and US Airways, Inc.
10.42*	Airline Participation Agreement, dated as of November 17, 1999, by and between the Registrant and American Airlines, Inc.
10.43*	Participation Warrant Agreement, dated as of November 17, 1999, by and between the Registrant and American Airlines, Inc.
10.44*	Participation Warrant Agreement, dated as of November 17, 1999, by and between the Registrant and Trans World Airlines, Inc.
10.45*	Participation Warrant Agreement, dated as of November 17, 1999, by and between the Registrant and Northwest Airlines, Inc.
10.46*	Participation Warrant Agreement, dated as of November 17, 1999, by and between the Registrant and America West Airlines
10.47(p)*	Formation and Funding Agreement, dated as of March 17, 2000, by and between the Registrant and Alliance Partners, L.P.
10.48(q)	Stock Purchase Agreement, dated as of February 15, 2001, among the Registrant, Prime Pro Group Limited and Forthcoming Era Limited.
10.49(q)	Registration Rights Agreement, dated as of February 15, 2001, among the Registrant, Prime Pro Group Limited and Forthcoming Era Limited.
10.50(r)	Stockholders’ Agreement by and among the Registrant, Prime Pro Group Limited, Forthcoming Era Limited, Potton Resources Limited and Ultimate Pioneer Limited, dated as of June 5, 2001.
10.51(i)	Subscriber Entity Agreement, dated October 1, 2001, by and between Worldspan, L.P. and the Registrant.
10.52(i)	Amendment to the Worldspan, L.P. Subscriber Agreement, dated October 1, 2001, by and between Worldspan, L.P. and the Registrant.
10.53(s)*	Second Amendment to the Worldspan Subscriber Entity Agreement, dated April 1, 2003, by and between the Registrant and Worldspan, L.P.
10.54(t)	Warrant Agreement, dated March 17, 2003, by and between the Registrant and Marriott International, Inc.
10.55(u)	Restructuring Agreement, dated as of October 3, 2003, between Hutchison-Priceline Limited, Trio Happiness Limited and PCLN Asia, Inc.
10.56(u)	Amended and Restated Securityholders’ Agreement, dated as of October 3, 2003, among Hutchison-Priceline Limited, PCLN Asia, Inc. and Trio Happiness Limited.
10.57(u)	Master Agreement, dated as of November 20, 2003, between Credit Suisse First Boston International and the Registrant.
10.58(u)	Schedule to the Master Agreement, dated as of November 20, 2003 between Credit Suisse First Boston International and the Registrant.
10.59(u)	Letter Agreement, dated November 26, 2003, between Credit Suisse First Boston International and pricleine.com Incorporated.
10.60(u)

Securities Purchase Agreement dated as of May 3, 2004, between Lowestfare.com Incorporated, Hilton Electronic Distribution Systems, LLC, HT-HDS, Inc., MI Distribution, LLC, Starwood Resventure LLC, Pegasus Business Intelligence, LP and Travelweb LLC.

10.61(w)	Sale and Purchase Agreement dated September 21, 2004 by and among Priceline.com Holdco U.K. Limited and the security holders of Active Hotels Limited listed therein.
12.1	Calculation of ratio of earnings to fixed charges.
14(u)	Priceline.com Incorporated Code of Business Conduct and Ethics.
21	List of Subsidiaries.
23.1	Consent of Deloitte & Touche LLP.
31.1	Certificate of Jeffery H. Boyd, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Robert J. Mylod, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(x)	Certification of Jeffery H. Boyd, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
32.2(x)	Certification of Robert J. Mylod, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

(a)	Previously filed as an exhibit to the Form S-1 (Registration No. 333-69657) filed in connection with priceline.com’s initial public offering.
(b)

Previously filed as an exhibit to the Form S-3 (Registration Statement No. 333-190029) filed in connection with priceline.com’s registration of 1.00% Convertible Senior Notes due 2010 and Shares of Common Stock Issuable Upon Conversion of the Notes.

(c)	Previously filed as an exhibit to the Form 10-Q for the quarterly period ended September 30, 2003.
(d)	Previously filed as an exhibit to the Form 8-K filed on December 13, 2004.
(e)	Previously filed as an exhibit to the Form S-8 (Registration No. 333-122414) filed on January 31, 2005.
(f)	Previously filed as an exhibit to the Form S-8 (Registration No. 333-55578) filed on February 14, 2001.
(g)	Previously filed as an exhibit to the Form 8-K filed on February 7, 2005.
(h)	Previously filed as an exhibit to the Form 10-K for the year ended December 31, 2000.
(i)	Previously filed as an exhibit to the Form 10-K/A for the year ended December 31, 2001.
(j)	Previously filed as an exhibit to the Form 10-Q for the quarterly period ended June 30, 2001.
(k)	Previously filed as an exhibit to the Form 10-Q for the quarterly period ended March 31, 2001.
(l)	Previously filed as an exhibit to the Form 10-Q for the quarterly period ended September 30, 2002.
(m)	Previously filed as an exhibit to the Form S-1 (Registration No. 333-83513) filed in connection with priceline.com’s secondary public offering.
(n)	Previously filed as an exhibit to the Form 10-K for the year ended December 31, 1999.
(o)	Previously filed as an exhibit to the Form 8-K filed on February 8, 2001.
(p)	Previously filed as an exhibit to the Form 10-Q for the quarterly period ended March 31, 2000.
(q)	Previously filed as an exhibit to the Form 8-K filed on February 20, 2001.
(r)	Previously filed as an exhibit to the Form 8-K filed on June 6, 2001.
(s)	Previously filed as an exhibit to the Form 10-Q/A for the quarterly period ended June 30, 2003.
(t)	Previously filed as an exhibit to the Form 10-Q for the quarterly period ended March 31, 2003.
(u)	Previously filed as an exhibit to the Form 10-K for the year ended December 31, 2003.
(v)	Previously filed as an exhibit to the Form 8-K filed on July 7, 2004.
(w)	Previously filed as an exhibit to the Form 8-K filed on September 23, 2004.
(x)	This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.
*	Certain portions of this document have been omitted pursuant to a confidential treatment request.
+	Indicates a management contract or compensatory plan or arrangement.