Form 10-Q
period 2005-03-31
PRICELINE COM INC
filed 2005-05-10
CIK 1075531

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. YES   ☒.  NO   ☐.

Number of shares of Common Stock outstanding at May 3, 2005:

Common Stock, par value $0.008 per share	39,250,114
(Class)	(Number of Shares)

priceline.com Incorporated

Form 10-Q

For the Quarter Ended March 31, 2005

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements

Consolidated Balance Sheets (unaudited) at March 31, 2005 and December 31, 2004
Consolidated Statements of Operations (unaudited) For the Three Months Ended March 31, 2005 and March 31, 2004
Consolidated Statement of Changes in Stockholders’ Equity (unaudited) For the Three Months Ended March 31, 2005
Consolidated Statements of Cash Flows (unaudited) For the Three Months Ended March 31, 2005 and March 31, 2004
Notes to Unaudited Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements

priceline.com Incorporated

CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share data)

	March 31,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$100,071	$101,270
Restricted cash	23,855	23,572
Short-term investments	141,967	122,812
Accounts receivable, net of allowance for doubtful accounts of $1,211 and $1,390, respectively	25,915	18,314
Prepaid expenses and other current assets	6,419	6,578
Total current assets	298,227	272,546
Property and equipment, net	17,672	15,827
Intangible assets, net	94,195	98,908
Goodwill	132,540	138,859
Other assets	17,164	15,942
Total assets	$559,798	$542,082
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58,900	$40,612
Accrued expenses	19,620	23,649
Deferred merchant bookings	7,950	5,641
Other current liabilities	4,047	4,475
Total current liabilities	90,517	74,377

Deferred taxes	22,624	25,668
Other long-term liabilities	1,573	692
Minority interest	4,459	4,314
Long-term debt	223,576	224,418
Total liabilities	342,749	329,469
Commitments and Contingencies (See Note 16)
Series B mandatorily redeemable preferred stock, $0.01 par value per share; 80,000 authorized shares; $1,000 liquidation value per share; 80,000 shares issued; 13,470 and 13,470 shares outstanding, respectively	13,470	13,470

Stockholders’ equity:
Common stock, $0.008 par value per share, authorized 1,000,000,000 shares, issued 41,737,559, and 41,356,576 shares, respectively	319	317
Treasury stock, 2,496,326 shares	(350,628)	(350,628)
Additional paid-in capital	2,071,625	2,064,224
Deferred compensation	(6,146)	(1,264)
Accumulated deficit	(1,521,333)	(1,525,447)
Accumulated other comprehensive income	9,742	11,941
Total stockholders’ equity	203,579	199,143
Total liabilities and stockholders’ equity	$559,798	$542,082

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2005	2004
Merchant revenues	$217,528	$217,011
Agency revenues	14,925	6,448
Other revenues	939	672
Total revenues	233,392	224,131
Cost of merchant revenues	175,685	180,757
Cost of agency revenues	—	—
Cost of other revenues	—	—
Total costs of revenues	175,685	180,757
Gross profit	57,707	43,374
Operating expenses:
Advertising – Offline	11,072	10,664
Advertising – Online	9,932	4,741
Sales and marketing	8,208	6,706
Personnel, including stock based compensation of $714 and $106, respectively	11,222	8,341
General and administrative, including option payroll taxes of $18 and $40, respectively	4,237	3,509
Information technology	2,739	2,514
Depreciation and amortization	5,466	2,220
Restructuring reversal	(336)	—
Total operating expenses	$52,540	$38,695
Operating income	5,167	4,679
Other income:
Interest income	1,456	1,110
Interest expense	(1,293)	(566)
Other	(654)	6
Total other income (loss)	(491)	550
Earnings before income taxes and equity in income (loss) of investees	4,676	5,229
Income tax benefit	290	—
Equity in income (loss) of investees, net	26	(126)
Net income	4,992	5,103
Preferred stock dividend	(878)	(772)
Net income applicable to common stockholders	$4,114	$4,331
Net income applicable to common stockholders per basic common share	$0.11	$0.12
Weighted average number of basic common shares outstanding	38,863	37,588
Net income applicable to common stockholders per diluted common share	$0.10	$0.11
Weighted average number of diluted common shares outstanding	39,764	38,905

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2005

(unaudited)

(In thousands)

					Accumulated
					Other
	Common Stock		Additional	Accumulated	Comprehensive	Treasury Stock		Deferred
	Shares	Amount	Paid-in Capital	Deficit	Income	Shares	Amount	Compensation	Total

Balance, January 1, 2005	41,357	$317	$2,064,224	$(1,525,447)	$11,941	(2,496)	$(350,628)	$(1,264)	$199,143

Net income applicable to common stockholders	—	—	—	4,114	—	—	—	—	4,114

Unrealized loss on marketable securities	—	—	—	—	(33)	—	—	—	(33)

Currency translation adjustment	—	—	—	—	(2,166)	—	—	—	(2,166)

Comprehensive income	—	—	—	—	—	—	—	—	1,915

Issuance of stock under compensation plans	240	2	5,380	—	—	—	—	(5,382)	—

Amortization of deferred compensation	—	—	—	—	—	—	—	500	500

Issuance of preferred stock dividend	40	—	878	—	—	—	—	—	878

Exercise of stock options and warrants	100	—	1,143	—	—	—	—	—	1,143

Balance, March 31, 2005	41,737	$319	$2,071,625	$(1,521,333)	$9,742	(2,496)	$(350,628)	$(6,146)	$203,579

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2005	2004
OPERATING ACTIVITIES:
Net income	$4,992	$5,103
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,289	2,078
Amortization	3,516	142
Provision for uncollectible accounts, net	551	25
Deferred income taxes	(745)	—
Net gain on disposal of property and equipment	—	(6)
Equity in (income) loss of investees, net	(26)	126
Compensation expense arising from restricted stock awards	714	106
Amortization of debt issuance costs	364	216
Changes in assets and liabilities:
Accounts receivable	(8,259)	(8,295)
Prepaid expenses and other current assets	207	1,343
Accounts payable and accrued expenses	20,045	9,492
Other	(955)	336
Net cash provided by operating activities	22,693	10,666
INVESTING ACTIVITIES:
Acquisitions and other equity investments, net of cash acquired	(1,000)	—
(Investment in) redemption of short-term investments, net	(19,188)	72,160
Additions to property and equipment	(4,142)	(1,247)
Proceeds from sales of fixed assets	—	7
Change in restricted cash	(288)	101
Net cash provided by/(used in) investing activities	(24,618)	71,021
FINANCING ACTIVITIES:
Debt issuance costs	—	(51)
Proceeds from exercise of stock options and warrants	1,143	564
Net cash provided by financing activities	1,143	513
Effect of exchange rate changes on cash and cash equivalents	(417)	160
Net increase/(decrease) in cash and cash equivalents	(1,199)	82,360
Cash and cash equivalents, beginning of period	101,270	93,732
Cash and cash equivalents, end of period	$100,071	$176,092
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$150	$—
Cash paid during period for interest	$1,877	$39

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated

Notes to Unaudited Consolidated Financial Statements

1.                                      BASIS OF PRESENTATION

Priceline.com Incorporated (“priceline.com” or the “Company”) is responsible for the consolidated condensed financial statements included in this document. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operating results. The Company prepared the consolidated financial statements following the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, the Company condensed or omitted certain footnotes or other financial information that are normally required by GAAP for annual financial statements. These statements should be read in combination with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, priceline.com Europe Holdings N. V. and Travelweb LLC (“Travelweb”), and its majority-owned subsidiary, Active Hotels Ltd. (“Active Hotels”). All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in affiliates in which the Company does not have control, but has the ability to exercise significant influence, are accounted for by the equity method.

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. Certain reclassifications have been made to the prior year financial information to conform to the current year presentation.

2.                                      BUSINESS ACQUISITIONS

In September 2004, Priceline.com Holdco U.K. Limited, a newly formed English wholly-owned subsidiary of priceline.com, entered into a Sale and Purchase Agreement with shareholders and option holders of Active Hotels, one of Europe’s leading online reservation providers to the hotel industry for the acquisition of approximately 97% of the equity interest in Active Hotels.

In May 2004, Lowestfare.com, a wholly-owned subsidiary of the Company, acquired 71.4% of the equity interest in Travelweb, a Delaware limited liability company owned by Marriott International, Inc. (“Marriott”), Hilton Hotels Corporation (“Hilton”), Hyatt Corporation (“Hyatt”), Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”), InterContinental Hotels Group (“InterContinental”) and Pegasus Solutions, Inc. (“Pegusus”), or their affiliates.  Travelweb is a full-service, automated hotel distribution network founded by Marriott, Hilton, Hyatt, Starwood, Pegasus and InterContinental.  The equity interests acquired were all but those held by InterContinental. The Company acquired the InterContinental interests in December 2004, bringing the Company’s total ownership of Travelweb to 100%.

In connection with the acquisition of Travelweb, the Company agreed to pay additional purchase price consideration of approximately 954,547 shares of its common stock in the event certain performance goals were met during the first 12-month period after acquisition. The 12-month period was completed in May 2005 and the performance goals were not met.

 The Company expects to incur costs of approximately $2.5 million for severance and contract terminations related to the Travelweb acquisition.  The Company has identified and notified the affected Travelweb personnel and vendors.  Such exiting costs are expected to be paid out in cash and approximately $1.5 million was paid as of March 31, 2005.

The acquisitions of Active Hotels and Travelweb have been accounted for under the purchase method of accounting. The Company’s consolidated condensed financial statements and results of operations include the accounts of Active Hotels since September 21, 2004 and Travelweb since May 1, 2004. Prior to the May 2004 acquisition, the Company accounted for its investment in Travelweb under the equity method of accounting.

The following unaudited pro forma financial information presents the combined results of operations of the Company as if the acquisitions of Travelweb and Active Hotels had occurred as of January 1, 2004. These statements include certain purchase related entries and are not necessarily indicative of the actual results of operations that might have occurred, nor are they necessarily indicative of expected results in the future.

Three Months Ended March 31, 2004
(in thousands, except per common share amounts)
Proforma revenues	$233,441
Proforma net loss applicable to common stockholders	$(573)
Proforma per share amounts:
Net loss applicable to common stockholders per basic common share	$(0.02)
Net loss applicable to common stockholders per diluted common share	$(0.01)

3.                                      STOCK-BASED EMPLOYEE COMPENSATION

The following table summarizes relevant information as to reported results under the Company’s APB Opinion No. 25 method of accounting for stock options with supplemental information as if the fair value recognition provisions of SFAS No. 123 had been applied (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2005	2004
Net income applicable to common stockholders, as reported	$4,114	$4,331

Add: Stock-based compensation, as reported	714	106

Deduct: Total stock-based compensation determined under SFAS 123 fair value based method for all stock-based compensation	(2,467)	(2,324)

Adjusted net income, SFAS 123, fair value method for all stock-based compensation	$2,361	$2,113

Net income applicable to common stockholders per basic common share, as reported	$0.11	$0.12

Net income applicable to common stockholders per diluted common share, as reported	0.10	0.11

Basic income per share SFAS 123 adjusted	0.06	0.06

Diluted income per share SFAS 123 adjusted	$0.06	$0.05

The fair value of stock options granted was determined on the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

	2005	2004
Risk-free interest rate	3.9%	2.8%

Expected lives	3 years	3 years

Volatility	79%	95%

In connection with its acquisition of Active Hotels the Company granted restricted stock in Active Hotels to certain employees of Active Hotels. An accrual for deferred compensation expense related to the granted restricted stock of approximately $2.1 million was recorded at the time of issuance as deferred compensation, and will be amortized over the three-year vesting period.

In February 2005, the Company issued an aggregate of 247,800 shares of restricted common stock to its employees and a director. The restricted stock has vesting periods of 13 months to 49 months. The accrual for deferred compensation expense related to the shares issued totaled $5.5 million and was recorded at the market value on the date of the grant as deferred compensation and the related compensation expense is being amortized over the vesting period.

During the three months ended March 31, 2005 and 2004, the Company recorded stock-based compensation expense amortization of $714,000 and $106,000, respectively.

4.                                      NET INCOME PER SHARE

The Company computes both basic and diluted earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is based upon the weighted average number of common and common equivalent shares outstanding during the year which is calculated using the treasury stock method for stock options, warrants and restricted stock. Stock options and warrants for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation. Also excluded from the calculation of diluted EPS are the shares that would be issued upon the conversion of the Company’s 1% and 2.25% Notes (See Note 10 to the consolidated financial statements) because their inclusion would have an anti-dilutive effect on EPS.

A reconciliation of net income and the weighted average number of shares outstanding used in calculating diluted earnings per share is as follows (in thousands):

	For the Three Months Ended March 31,
	2005	2004

Net income applicable to common stockholders	$4,114	$4,331

Weighted average number of basic common shares outstanding	38,863	37,588

Weighted average dilutive stock options, warrants and restricted stock	901	1,317

Weighted average number of diluted common shares outstanding	39,764	38,905

Anti-dilutive potential common shares	14,151	8,855

5.                                      RECENT ACCOUNTING PRONOUNCEMENTS

In September 2004, the Emerging Issues Task Force (“EITF”) issued statement EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-08”). Contingently convertible debt instruments are generally convertible into common shares of an issuer after the common stock price has exceeded a predetermined threshold for a specified period of time (the “market price contingency”). EITF 04-08 requires that shares issuable upon conversion of contingently convertible debt, such as the Company’s 2.25% Convertible Senior Notes due January 15, 2025 (the “2.25% Notes”) and its 1.00% Convertible Senior Notes due August 1, 2010 (the “1% Notes” and, together with the 2.25% Notes, the “Notes”), be included in diluted earnings per share computations regardless of whether the market price contingency contained in the debt instrument has been met. The Company has historically excluded the potential dilutive effect of the conversion feature from its calculation of diluted earnings per share. EITF 04-08 became effective for reporting periods ending after December 15, 2004 and required restatement of prior periods to the extent applicable. The adoption of EITF 04-08 required the Company to include approximately 3,125,000 and 2,635,046 additional shares, respectively, of common stock underlying the 1% Notes and 2.25% Notes in its diluted earnings per share calculation in the event that their inclusion is dilutive to earnings per share. The impact of the additional shares in the calculation of diluted earnings per share is offset by exclusion of coupon interest and amortization of debt issuance costs associated with the Notes. Although the adoption of EITF 04-08 did not impact the calculation of our diluted earnings per share in either the first quarter of 2005 or 2004, because they were anti-dilutive, their inclusion could result in a material reduction in our diluted earnings per share in future periods.

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004) (“SFAS 123 (R)”), “Share-Based Payment”, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 and requires that such transactions be accounted for using a fair value-based method. SFAS 123 (R) covers a wide range of share-based compensation arrangements including stock options and restricted share plans. The Company will be required to apply SFAS 123 (R) as of January 1, 2006.

The Company expects to adopt SFAS 123(R) using the “modified prospective” method in which compensation cost is recognized beginning with the effective date based on (a) the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) the requirements of Statement 123(R) for all awards granted to employees prior to the effective date of SFAS 123 (R) that remain unvested on the effective date. Upon adoption of SFAS 123(R), the impact of unvested stock options granted as of March 31, 2005 is estimated to increase personnel expense by $5.8 million in 2006 and $2.0 million in 2007.

6.                                      RESTRUCTURING

At March 31, 2005 the restructuring liability consisted of estimated remaining real estate costs related to leased property vacated in connection with the Company’s 2000 restructuring. During the three months ended March 31, 2005, the Company decreased the liability for the restructuring charge by $336,000 based upon a re-evaluation of estimated costs to complete certain restructuring activities. A roll forward of the Company’s restructuring obligation is as follows (in thousands):

Accrued at January 1, 2005	$870

Disbursed during 2005	(133)

Reversal of restructuring liability	(336)

Currency translation adjustment	(2)

Accrued at March 31, 2005	$399

The Company estimates, based on current available information, the remaining net cash outflows associated with its restructuring related commitments will be paid in 2005. The restructuring accrual is recorded in “Accrued expenses” on the Company’s Consolidated Balance Sheets.

7.                                      SHORT-TERM INVESTMENTS

The following table summarizes, by major security type, the Company’s marketable securities as of March 31, 2005 (in thousands):

	Amortized Cost	Gross Unrealized Loss	Estimated Fair Value

Commercial Paper	$22,265	$(23)	$22,242

Corporate Notes	16,588	(42)	16,546

United States Government Agencies	66,004	(401)	65,603

USGA - Discount Notes	30,471	(25)	30,446

Medium Term Corporate Notes	7,184	(54)	7,130

	$142,512	$(545)	$141,967

Contractual maturities of marketable securities classified as available-for-sale as of March 31, 2005 are as follows (in thousands):

	Amortized Cost	Estimated Fair Value

Due within one year	$60,913	$60,835

Due between one year and two years	81,599	81,132

Totals	$142,512	$141,967

No material gains or losses were realized for the three months ended March 31, 2005 or 2004.

8.                                      INTANGIBLE ASSETS

The Company’s intangible assets consist of the following (in thousands):

	March 31, 2005			December 31, 2004				Weighted
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period	Average Useful Life

Intangible assets with determinable lives:
Supply and distribution agreements	$78,346	$(5,042)	$73,304	$79,397	$(3,017)	$76,380	1-13 years	12 years
Technology	9,034	(1,936)	7,098	9,145	(1,193)	7,952	1-3 years	3 years
Patents	1,494	(975)	519	1,435	(960)	475	3-15 years	3 years
Customer lists	5,388	(1,761)	3,627	5,437	(1,074)	4,363	1-3 years	2 years
Other	303	(206)	97	359	(203)	156	1-15 years	9 years
Subtotal	94,565	(9,920)	84,645	95,773	(6,447)	89,326

Intangible assets with indefinite lives:
Internet domain names	6,602		6,602	6,592		6,592
Tradenames	2,948		2,948	2,990		2,990
Subtotal	9,550	—	9,550	9,582	—	9,582

Total intangible assets	$104,115	$(9,920)	$94,195	$105,355	$(6,447)	$98,908

Intangible assets with determinable lives are primarily amortized on a straight-line basis. Intangible assets amortization expense was approximately $3.5 million and $142,000 for the three months ended March 31, 2005 and 2004, respectively.

The estimated amortization expense for the amortizable acquired intangible assets for the remainder of 2005 and years thereafter is expected to be as follows (in thousands):

2005	$10,220
2006	11,701
2007	7,725
2008	5,660
2009	5,660
Thereafter	43,679
$84,645

9.                                      OTHER ASSETS

Other assets at March 31, 2005 and December 31, 2004 consist of the following (in thousands):

	March 31, 2005	December 31, 2004
Investment in pricelinemortgage.com	$9,455	$9,429
Deferred debt issuance costs	5,766	6,130
Other	1,943	383
Total	$17,164	$15,942

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

In November 2003, the Company entered into an interest rate swap agreement whereby it swapped the fixed 1% interest on its 1% Notes for a floating interest rate based on the 3-month U.S. Dollar LIBOR, minus the applicable margin of 221 basis points, on $45 million notional value of debt. This agreement expires August 1, 2010. The Company designated this interest rate swap agreement as a fair value hedge. The changes in the fair value of the interest rate swap agreement and the underlying debt are recorded as offsetting gains and losses in interest income and expense in the consolidated statement of operations. Hedge ineffectiveness of $15,000 was recorded as a reduction of interest income for the three months ended March 31, 2005. Hedge ineffectiveness of $57,000 was recorded as interest income for the three months ended March 31, 2004. The fair value (cost if terminated) of this swap as of March 31, 2005 was approximately $1.6 million and has been recorded as a credit in other long-term liabilities with a related adjustment to the carrying value of debt.

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

11.                               TREASURY STOCK

On July 31, 2002, the Company’s Board of Directors authorized the repurchase of up to $40 million of the Company’s common stock from time to time in the open market or in privately negotiated transactions. As part of the stock repurchase program, the Company purchased 897,953 shares of its common stock for its treasury during the period ended December 31, 2002 at an aggregate cost of approximately $11.8 million and purchased an additional 690,000 shares of its common stock for its treasury during the year ended December 31, 2003 at an aggregate cost of approximately $12.2 million. All shares were purchased at prevailing market prices. The Company did not repurchase any shares during the three months ended March 31, 2005.

The Company may continue or, from time to time, commence or suspend repurchases of shares under its stock repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors. Whether and when to initiate and/or complete any purchase of common stock and the amount of common stock purchased will be determined in the Company’s complete discretion.

As of March 31, 2005, there were approximately 2.5 million shares of the Company’s common stock held in treasury.

12.                             REDEEMABLE PREFERRED STOCK

In February 2005 and 2004, the Company issued Delta Air Lines, Inc. a dividend on the Series B Redeemable Preferred Stock in the amount of 40,240 shares of the Company’s common stock. As a result, the Company recorded a non-cash dividend charge of $878,000 and $772,000 in the first quarter of 2005 and 2004, respectively.

13.                               GOODWILL

A substantial majority of the Company’s goodwill relates to its acquisitions of Active Hotels and Travelweb.

Goodwill at March 31, 2005 consists of the following (in thousands):

Balance, beginning of year	$138,859

Deferred tax adjustment related to acquisition of Active Hotels	(4,849)

Adjustment of pre-acquisition liability related to Travelweb acquisition	(16)

Currency translation adjustments	(1,454)

Balance at March 31, 2005	$132,540

During the three months ended March 31, 2005, goodwill and deferred taxes were reduced by approximately $4.8 million as a result of a purchase price allocation adjustment related to the assignment of fair values to the acquired assets and liabilities of Active Hotels.

14.                               OTHER WARRANTS TO PURCHASE COMMON STOCK

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

Delta Air Lines holds warrants to purchase 756,199 shares of the Company’s common stock at an exercise price of $17.81 per share. These warrants became exercisable upon their issuance and expire in February 2008. Delta Air Lines also holds warrants to purchase 779,166 shares of the Company’s common stock at an exercise price of $28.31 per share. These warrants became exercisable in November 2004 and expire in May 2005.

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

15.                               TAXES

The Company has incurred cumulative net operating losses (“NOL’s”) for financial accounting and tax purposes. The effects of the NOL’s have given rise to a substantial deferred tax asset that has been utilized to offset the provision for income taxes on substantially all earnings generated to date within the United States. SFAS No. 109, “Accounting for Income Taxes,” requires that the Company record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” At March 31, 2005 the Company has provided a valuation allowance for the full amount of the deferred tax asset. The likelihood of realization of deferred tax assets is reviewed periodically. Many factors are considered when assessing the likelihood of future realization including cumulative earnings experience, expectations of future taxable income and the carryforward periods available. While it is the judgment of the Company that realization is not currently more likely than not, a continued pattern of earnings and likelihood of future taxable income could result in a future determination that all or part of the deferred tax asset may be realized.

Beginning in 2004, the Company became subject to Federal Alternative Minimum Tax (“AMT”) for earnings generated within the United States. The Company recognizes AMT expense at the end of each interim period based on the estimated effective AMT tax rate for the full fiscal year. AMT is not offset against NOL.

The Company recognizes income tax expense related to income generated outside of the United States based upon the applicable tax rates of the foreign countries in which the income is generated. Currently, the substantial majority of the Company’s foreign-sourced income is generated in the United Kingdom.

As part of the purchase accounting associated with the acquisition of Active Hotels, the Company has recorded a deferred tax liability in the amount of $22.6 million, primarily related to the assignment of estimated fair value to certain purchased identifiable intangible assets. The deferred tax liability primarily represents an estimate of the differences between future income taxes that will be recognized for financial reporting purposes, as compared to that which will be reported for income tax purposes.

16.                               COMMITMENTS AND CONTINGENCIES

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

Litigation.

On December 30, 2004, the City of Los Angeles filed a putative class action complaint in Superior Court for the County of Los Angeles, on behalf of itself and other allegedly similarly situated cities in California, naming as defendants: Hotels.com, L.P.; Hotels.Com GP., LLC; Hotwire, Inc.; Cheaptickets, Inc.; Cendant Travel Distribution Services Group, Inc.; Expedia, Inc.; Internetwork Publishing Corp. (d/b/a Lodging.com); Lowestfare.com, Inc.; Maupintour Holding LLC; Orbitz, Inc.; Orbitz, LLC; priceline.com, Inc.; Site59.com, LLC; Travelocity.com, Inc.; Travelocity.com LP; Travelweb, LLC; Travelnow.com, Inc. (City of Los Angeles v. Hotels.com, Inc. et al.) The complaint alleges, among other things, that each of these defendants violated the Uniform Transient Occupancy Tax Ordinance of the City of Los Angeles, and allegedly similar ordinances of other California cities, with respect to the charging and remittance of amounts to cover taxes under such ordinances, and that such violations also constitute acts of unfair competition under California Business and Professions Code Section 17200 et seq. (“Section 17200”). The complaint seeks payment of alleged unpaid taxes owed, relief from conversion, including punitive damages, and imposition of a constructive trust. The Company and its wholly owned subsidiaries, Lowestfare.com and Travelweb, have been served with the complaint. A case management conference is scheduled for May 19, 2005. The court has imposed a stay of proceedings pending that conference. The Company and other defendants are in the process of preparing motions challenging the complaint.

On February 17, 2005, a putative class action complaint was filed in the same court by Ronald Bush and three other individuals on behalf of themselves and other allegedly similarly situated California consumers against several of the same defendants as named in the City of Los Angeles action, including the Company (Bush et al. v. Cheaptickets, Inc. et al.) The complaint alleges each of the defendants engaged in acts of unfair competition in violation of Section 17200 relating to their respective disclosures and charging customers to cover taxes under the above ordinances of City of Los Angeles and other California cities, and service fees. The complaint seeks restitution under Section 17200, relief for alleged conversion, including punitive damages, injunctive relief, and imposition of a constructive trust. The Company was served with the complaint on February 25, 2005. The defendants removed this action to the United States District Court for the Central District of California. The federal court issued an order to show cause why the action should not be remanded to state court, and plaintiffs have filed a motion to remand the action to state court. The parties have briefed the order to show cause and defendants intended to oppose the motion to remand. On May 9, 2005, the District Court issued an order remanding the action to state court.  The Company anticipates that the state court will schedule a case management conference similar to the impending conference in the City of Los Angeles action.

Also on February 17, 2005, a putative class action complaint was filed in the Superior Court of Delaware for New Castle County by Jeanne Marshall and three other individuals on behalf of themselves and a putative class of allegedly similarly situated consumers nationwide against the Company. The complaint alleges that the Company violated the Delaware Consumer Fraud Act, Del. Code Ann. Tit. 6, § 2523 relating to its disclosures and charging customers to cover taxes under city hotel occupancy tax ordinances nationwide, and service fees. The complaint seeks damages, including punitive damages, injunctive relief, and imposition of a constructive trust. The Company was served with the complaint on March 2, 2005. On April 21, 2005, the Company filed a motion to dismiss the complaint on the grounds that the superior court lacks jurisdiction because the complaint seeks injunctive relief, and that the complaint fails to allege sufficient facts to state a cause of action. Plaintiffs has served on the Company written requests for production of documents.  The Company has moved to stay discovery until a determination of its pending motion to dismiss the complaint. A hearing on the Company's motion for stay is scheduled for May 11, 2005. A hearing on the Company's motion to dismiss is scheduled for June 6, 2005.

The Company intends to defend vigorously against these actions. The Company is unable at this time to predict the outcome of these suits or reasonably estimate a range of possible loss, if any.

On March 16, March 26, April 27, and June 5, 2001, respectively, four putative class action complaints were filed in the U.S. District Court for the Southern District of New York naming priceline.com, Inc., Richard S. Braddock, Jay Walker, Paul Francis, Morgan Stanley Dean Witter & Co., Merrill Lynch, Pierce, Fenner & Smith, Inc., BancBoston Robertson Stephens, Inc. and Salomon Smith Barney, Inc. as defendants (01 Civ. 2261, 01 Civ. 2576, 01 Civ. 3590 and 01 Civ. 4956). Shives et al. v. Bank of America Securities LLC et al., 01 Civ. 4956, also names other defendants and states claims unrelated to the Company. The complaints allege, among other things, that priceline.com and the individual defendants violated the federal securities laws by issuing and selling priceline.com common stock in priceline.com’s March 1999 initial public offering without disclosing to investors that some of the underwriters in the offering, including the lead underwriters, had allegedly solicited and received excessive and undisclosed commissions from certain investors. By Orders of Judge Mukasey and Judge Scheindlin dated August 8, 2001, these cases were consolidated for pre-trial purposes with hundreds of other cases, which contain allegations concerning the allocation of shares in the initial public offerings of companies other than priceline.com, Inc. By Order of Judge Scheindlin dated August 14, 2001, the following cases were consolidated for all purposes: 01 Civ. 2261; 01 Civ. 2576; and 01 Civ. 3590. On April 19, 2002, plaintiffs filed a Consolidated Amended Class Action Complaint in these cases. This Consolidated Amended Class Action Complaint makes similar allegations to those described above but with respect to both the Company’s March 1999 initial public offering and the Company’s August 1999 second public offering of common stock. The named defendants are priceline.com, Inc., Richard S. Braddock, Jay S. Walker, Paul E. Francis, Nancy B. Peretsman, Timothy G. Brier, Morgan Stanley Dean Witter & Co., Goldman Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith, Inc., Robertson Stephens, Inc. (as successor-in-interest to BancBoston), Credit Suisse First Boston Corp. (as successor-in-interest to Donaldson Lufkin & Jenrette Securities Corp.), Allen & Co., Inc. and Salomon Smith Barney, Inc. Priceline, Richard Braddock, Jay Walker, Paul Francis, Nancy Peretsman, and Timothy Brier, together with other issuer defendants in the consolidated litigation, filed a joint motion to dismiss on July 15, 2002. On November 18, 2002, the cases against the individual defendants were dismissed without prejudice and without costs. In addition, counsel for plaintiffs and the individual defendants executed Reservation of Rights and Tolling Agreements, which toll the statutes of limitations on plaintiffs’ claims against those individuals. On February 19, 2003, Judge Scheindlin issued an Opinion and Order granting in part and denying in part the issuer’s motion. None of the claims against the Company were dismissed. On June 26, 2003, counsel for the plaintiff class announced that they and counsel for the issuers had agreed to the form of a Memorandum of Understanding (the “Memorandum”) to settle claims against the issuers. The terms of that Memorandum provide that class members will be guaranteed $1 billion in recoveries by the insurers of the issuers and that settling issuer defendants will assign to the class members certain claims that they may have against the underwriters. Issuers also agree to limit their abilities to bring certain claims against the underwriters. If recoveries in excess of $1 billion are obtained by the class from any non-settling defendants, the settling defendants’ monetary obligations to the class plaintiffs will be satisfied; any amount recovered from the underwriters that is less than $1 billion will be paid by the insurers on behalf of the issuers. The Memorandum, which is subject to the approval of each issuer, was approved by a special committee of the priceline.com Board of Directors on Thursday, July 3, 2003. Thereafter, counsel for the plaintiff class and counsel for the issuers agreed to the form of a Stipulation and Agreement of Settlement with Defendant Issuers and Individuals (“Settlement Agreement”). The Settlement Agreement implements the MOU and contains the same material provisions. On June 11, 2004, a special committee of the priceline.com Board of Directors authorized the Company’s counsel to execute the Settlement Agreement on behalf of the Company. The Settlement Agreement is subject to final approval by the Court and the process to obtain that approval is still pending.

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
Kwan v. priceline.com Inc., Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 3:00 CV 2069 (District of Connecticut).
Krim v. priceline.com Inc., Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 3:00 CV 2083 (District of Connecticut).
Karas v. priceline.com Inc., Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 3:00 CV 2232 (District of Connecticut).
Michols v. priceline.com Inc., Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 3:00 CV 2280 (District of Connecticut).

All of these cases have been assigned to Judge Dominic J. Squatrito. On September 12, 2001, Judge Squatrito ordered that these cases be consolidated under the Master File No. 3:00cv1884 (DJS), and he designated lead plaintiffs and lead plaintiffs’ counsel. On October 29, 2001, plaintiffs served a Consolidated Amended Complaint. On February 5, 2002, Amerindo Investment Advisors, Inc., who was one of the lead plaintiffs in the consolidated action, made a motion for leave to withdraw as lead plaintiff. The Court granted that motion on May 30, 2002. On February 28, 2002, the Company filed a motion to dismiss the Consolidated Amended Complaint. On October 7, 2004, the Court issued a Memorandum of Decision granting, in part, and denying, in part, the Company’s motion. A scheduling order was entered by the Court on November 2, 2004 and the parties are now proceeding with discovery. Plaintiffs filed a motion for class certification on January 7, 2005, to which the Company’s opposition is due on May 20, 2005. The Company intends to defend vigorously against this action. The Company is unable to predict the outcome of these suits or reasonably estimate a range of possible loss, if any.

In addition, on November 1, 2000 the Company was served with a complaint that purported to be a shareholder derivative action against its Board of Directors and certain of its current and former executive officers, as well as the Company (as a nominal defendant). The complaint alleged breach of fiduciary duty and waste of corporate assets. The action is captioned Mark Zimmerman v. Richard Braddock, J. Walker, D. Schulman, P. Allaire, R. Bahna, P. Blackney, W. Ford, M. Loeb, N. Nicholas, N. Peretsman, and priceline.com Incorporated, 18473-NC (Court of Chancery of Delaware, County of New Castle, State of Delaware). On February 6, 2001, all defendants moved to dismiss the complaint for failure to make a demand upon the Board of Directors and failure to state a cause of action upon which relief can be granted. Pursuant to a stipulation by the parties, an amended complaint was filed on June 21, 2001. Defendants renewed their motion to dismiss on August 20, 2001, and plaintiff served his opposition to that motion on October 26, 2001. Defendants filed their reply brief on January 7, 2002. On December 20, 2002, the Court granted defendants’ motion without prejudice. On April 25, 2003, a second amended complaint, adding H. Miller, was filed and a motion seeking leave of court to file the second amended complaint was filed on July 28, 2003. That motion was fully briefed, and oral argument took place on May 9, 2005. Immediately following oral argument, the Court dismissed three of the four counts in the second amended complaint. All of the counts against defendants Allaire, Bahna, Blackney, Ford, Loeb, Miller, Peretsman and Schulman have now been dismissed.  The Court has not yet ruled on the one remaining count. The Company intends to defend vigorously against this action. The Company is unable to predict the outcome of the suit or reasonably estimate a range of possible loss, if any.

On November 7, 2003, the Company was served with a complaint that purported to be a shareholder derivative action against its Board of Directors and certain of its current and former executive officers, as well as the Company (as a nominal defendant). The complaint alleged, among other things, breach of fiduciary duty, waste of corporate assets and misappropriation of corporate information. The claims in the complaint appear to be substantially repetitive of the claims pending in the derivative action in Delaware which is described below. The action is captioned Don Powell v. Richard S. Braddock, Jay S. Walker, Daniel H. Schulman, Paul A. Allaire, Ralph M. Bahna, Paul J. Blackney, William E. Ford, Marshall Loeb, N. J. Nicholas, Jr., Nancy B. Peretsman, and Heidi G. Miller and priceline.com Incorporated (Superior Court, Judicial District of Stamford/Norwalk, State of Connecticut). On January 28, 2004, defendants Blackney, Nicholas, Peretsman and Loeb moved to dismiss the complaint for lack of personal jurisdiction. On January 29, 2004, defendant Miller moved to dismiss the complaint for lack of personal jurisdiction and for insufficient service of process. On February 27, 2004, defendants Braddock, Walker, Schulman, Allaire, Bahna, Blackney, Loeb, Nicholas, Peretsman, Miller and priceline.com moved to dismiss the complaint for lack of subject matter jurisdiction and defendants Braddock and Schulman also moved to dismiss the complaint for lack of personal jurisdiction and insufficient service of process. At a hearing on May 3, 2004, the Court stated that it would not rule on the pending motions until the pending motions in the Delaware action described above are decided. The Court conducted a subsequent status conference on January 10, 2005, at which it requested that the parties report back no later than March 15, 2005 on the status of the Delaware derivative suit. On March 15, 2005, the parties informed the Court in writing that the oral argument in the Delaware case had been postponed until May 9, 2005, and that the parties would contact the Court with a status report after that hearing was held. The Company intends to defend vigorously against this action. The Company is unable to predict the outcome of this suit or reasonably estimate a range of possible loss, if any.

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

On an ongoing basis, the Company conducts a review and interpretation of the tax laws in various states and other jurisdictions relating to the payment of state and local hotel occupancy and other related taxes. In connection with its review, the Company has met and had discussions with taxing authorities in certain jurisdictions but the ultimate resolution in any particular jurisdiction cannot be determined at this time. Currently, hotels collect and remit hotel occupancy and related taxes to the various tax authorities based on the amounts collected by the hotels. Consistent with this practice, the Company recovers the taxes on the underlying cost of the hotel room night from customers and remits the taxes to the hotel operators for payment to the appropriate tax authorities. Several jurisdictions have indicated that they may take the position that sales tax or hotel occupancy tax is applicable to the differential between the price paid by a customer for the Company’s service and the cost to the Company of the underlying room. Historically, the Company has not collected taxes on this differential. Some state and local jurisdictions could assert that the Company is subject to hotel occupancy taxes on this differential and could seek to collect such taxes, either retroactively or prospectively or both. Such actions may result in substantial liabilities for past sales and could have a material adverse effect on the Company’s business and results of operations. To the extent that any tax authority succeeds in asserting that such a tax collection responsibility exists, it is likely that, with respect to future transactions, the Company would collect any such additional tax obligation from its customers, which would have the effect of increasing the cost of hotel room nights to the Company’s customers and, consequently, could reduce its hotel sales. The Company will continue to assess the risks of the potential financial impact of additional tax exposure, and to the extent appropriate, it will reserve for those estimates of liabilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes to those statements, included elsewhere in this Form 10-Q, and the Section entitled “Special Note Regarding Forward Looking Statements” in this Form 10-Q. As discussed in more detail in the Section entitled “Special Note Regarding Forward Looking Statements,” this discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause those differences include, but are not limited to, those discussed in “Factors That May Affect Future Results.”

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

Trends. Our overall financial prospects have been and continue to be significantly dependent upon the sale of leisure airline tickets and, as a result, the health of our business has been directly related to the health of the airline industry. Most domestic airlines, and many of our major suppliers, have experienced, and continue to experience, significant losses. These losses have been compounded by competition from low-cost carriers and, most recently, by high fuel prices, which we believe increase the possibility of the additional bankruptcy and/or the liquidation of one or more of the major domestic airlines. As a result of these and other factors, many of the major airlines have deeply discounted retail airline tickets to maintain market share, simplified fare structures by removing restrictions associated with certain retail airline tickets (see below) and, as discussed in more detail in “Other” below, put pressure on third-party intermediaries like us to reduce airline distribution costs. These actions have had, and continue to have, a detrimental effect on our overall airline business and, in particular, our Name Your Own Price® airline ticket service, which represents a significant portion of our total airline ticket revenues.

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

In addition, in the first quarter 2005, several major airline carriers simplified their retail fare structures, which removed or reduced the restrictions placed on certain fares (for example, certain airlines, such as Delta Air Lines and American Airlines, eliminated certain “Saturday-night-stay” requirements and reduced certain cancellation/change fees) and reduced the prices of their most expensive fares. These fare restructurings negatively affected our Name Your Own Price® airline ticket service in the same manner as retail discounting — they hurt our value proposition and make users less willing to accept the trade-offs associated with our Name Your Own Price® service.

Despite the trends associated with our Name Your Own Price® airline ticket service and a recent slackening of domestic online travel market growth rates, the online travel sector, overall, continues to grow. In the last two years, we have embarked on a strategy to more broadly participate in that growth by expanding our service offerings and markets. In an effort to participate in that growth and counter some of the trends described above, we have taken a number of initiatives to diversify our service offerings. We have taken and expect to continue to take steps to diversify our revenue among “non-opaque” services, such as by allowing our customers to purchase price disclosed retail airline, hotel and rental car travel services, which we believe will help broaden our customer appeal. To this end, in the fourth quarter of 2003, we began offering customers the ability to purchase airline tickets at disclosed, retail prices. We believe that the results of the launch of our retail airline ticket service, and the related marketing effort, have been positive and total unit sales of airline tickets increased in 2004 for the first time in two years. The launch of a retail airline service has also had a positive effect on gross profit contribution. While some customers presented with a display of low disclosed prices may opt to select such a ticket rather than make an offer for a Name Your Own Price® ticket or may make an offer for a Name Your Own Price® ticket that is too low to bind, we believe the gross profit contribution from the increased sale of retail airline tickets has, to date, more than offset any loss in the number of Name Your Own Price® tickets sold.

As part of our strategy to broaden the appeal of our hotel service and lessen our dependence on our Name Your Own Price® airline ticket service, we have invested in and focused our marketing efforts on our non-airline travel services, including, in particular, our hotel business. In 2004, Lowestfare.com, our wholly-owned subsidiary, acquired all of the equity interest in Travelweb. In March 2005, we launched a price disclosed hotel service using inventory from Travelweb on our website, www.priceline.com. Our intent is to provide customers maximum flexibility by allowing them to select a retail price disclosed service or to make use of the Name Your Own Price® service.

Additionally, in September 2004, we acquired Active Hotels Ltd., a U.K. based on-line hotel service. We believe the acquisition creates opportunities for us to expand our businesses. For example, Active Hotels has longstanding distribution relationships with a significant number of other European travel sites and we intend to support these relationships by providing access to U.S. travel services. In addition, we believe that we can offer Active Hotels’ services to our U.S. customer base for European travel.

We also intend to continue to develop our other non-air business, in particular our rental car and vacation package businesses, for which demand remains relatively strong. In May 2004, we launched a new retail rental car search and booking engine on Rentalcars.com, and in June 2004, we implemented that functionality on Breezenet.com. In October 2004, we launched this search and booking engine on priceline.com to allow customers to choose between an opaque or a disclosed rental car offering. In addition, in the second quarter of 2004, we implemented a new feature on our vacation packages path that allows customers to choose between an “opaque” or a disclosed price flight itinerary. We currently offer vacation package purchasers the opportunity to purchase tickets, transfers, tours, discounted restaurant meals and other services available at their travel destinations. We intend to expand this offering to other travel services. We sell advertising to travel suppliers and others on our owned websites, including www.priceline.com, www.lowestfare.com, www.travelweb.com, www.rentalcars.com, www.breezenet.com and www.mytravelguide.com, a travel information site acquired in 2004 and relaunched with upgraded content in early 2005.

We intend to continue to execute on our strategy of diversifying our service offerings and markets, through both continued internal development of services and, if appropriate, acquisitions. As a result of the initiatives described above, the growth rates for our "agency" businesses, which are generally comprised of our price-disclosed retail services, have, over the recent past, significantly exceeded the growth rates for our "merchant" businesses, which are comprised primarily of our slower-growing "opaque" services.

With respect to our mortgage service, which is offered on our website through pricelinemortgage.com, a joint-venture with EverBank, a federally chartered savings association, interest rates have increased from recent lows, which has resulted in a slowdown in home refinancings and a reduction in the number of loans that pricelinemortgage.com originates. A reduction in loan originations negatively affects the results of pricelinemortgage.com and if this trend continues, our results attributable to pricelinemortgage.com could be significantly negatively impacted.

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

Financial Presentation

Starting with the three months ended September 30, 2004, we began reporting “online advertising” and “offline advertising” instead of “advertising expense” on our Consolidated Statement of Operations. We made this change because Travelweb and Active Hotels rely primarily on online advertising to drive their respective businesses, and our acquisitions of Travelweb and Active Hotels have resulted in a large increase in our consolidated online advertising spending. We have added a discussion of the operating metric “Gross Bookings”, which represents the total dollar value, inclusive of taxes and fees, of all travel services purchased by our customers.

In addition, starting with the three months ended September 30, 2004, we began combining (1) warrant costs with sales and marketing expenses, (2) stock compensation expense with personnel costs and (3) option taxes with general and administrative expenses, in order to better display the total cost of the associated activity.

Recent Accounting Pronouncements

See Note 5 to our Unaudited Consolidated Financial Statements for a description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

Results of Operations

Three Months Ended March 31, 2005 compared to the Three Months Ended March 31, 2004

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

The number of airline tickets, hotel room nights and rental car days sold and the related gross bookings were as follows:

	Airline Tickets	Hotel Room Nights	Rental Car Days	Gross Bookings

Three Months ended March 31, 2005	745,000	2.5 million	1.3 million	$507 million

Three Months ended March 31, 2004	620,000	1.7 million	1.2 million	$360 million

Airline tickets sold increased by 20.2% for the three months ended March 31, 2005 over the same period in 2004. The increase was driven by the continued success of our retail choice airline ticket service which was launched in the fourth quarter of 2003. The growth was partially offset by a large annualized percentage decrease in sales of opaque airline tickets sold in the period. See “Managements Discussion and Analysis of Financial Condition and Results of Operations – Overview – Trends” above.

Hotel room nights sold increased by 52.5% for the three months ended March 31, 2005 over the same period in 2004. The increase was driven primarily by the inclusion of hotel room nights sold by Travelweb and Active Hotels – both of which were acquired after the first quarter of 2004.

Rental car days sold increased by 5.3% for the three months ended March 31, 2005 over the same period in 2004 due primarily to increases in sales of our retail choice rental car service which was launched in the fourth quarter of 2004.

Gross Bookings increased by 40.8% for the three months ended March 31, 2005 compared to the same period in 2004. The increase was driven primarily by a 108.6% increase in “agency” bookings for the three months ended March 31, 2005 primarily as a result of (1) the continued success of our retail choice airline ticket service which was launched in the fourth quarter of 2003; and (2) the inclusion of approximately $69.2 million of bookings from Active Hotels, which was acquired in the third quarter of 2004. Gross bookings also increased as a result of a 8.8% increase in “merchant” bookings for the three months ended March 31, 2005 primarily driven by the inclusion of approximately $26.8 million of bookings from Travelweb which was acquired in the second quarter of 2004.

Revenues

We classify our revenue into three categories:

•                  Merchant revenues are derived from transactions where we are the merchant of record and are responsible for, among other things, collecting receipts from our customers, remitting payments to our suppliers and establishing the price of services we offer. Merchant revenues include (1) the selling price, as established by us, of the opaque airline tickets, hotel rooms and rental cars and are reported on a gross basis; and (2) the amount charged to a customer, less the amount charged by a supplier, in connection with a Travelweb merchant hotel room.

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

We continue to experience a shift in our airline ticket business mix from a historically merchant opaque model to include a growing number of retail, price disclosed tickets. Because merchant tickets are reported gross and retail tickets are recorded on a net basis, airline ticket revenue increases and decreases are impacted by changes in merchant and retail sales mix and gross profit has become an important measure of evaluating growth in our business. Additionally, our acquisitions of Travelweb and Active Hotels during the second and third quarters of 2004, respectively, contributed approximately $11.8 million to our revenues for the three months ended March 31, 2005.

	Three Months Ended March 31,		% Change
	($000)
	2005	2004
Merchant Revenues	$217,528	$217,011	0.0%
Agency Revenues	14,925	6,448	131.5%
Other Revenues	939	672	39.7%
Total Revenues	$233,392	$224,131	4.1%

Merchant Revenues

Merchant revenues for the three months ended March 31, 2005 and 2004, consisted primarily of: (1) transaction revenues representing the selling price of Name Your Own Price® airline tickets, hotel rooms, rental cars and price disclosed vacation packages; (2) transaction revenues representing the amount charged to a customer, less the amount charged by suppliers in connection with the sale of hotel rooms on Travelweb; (3) customer processing fees charged in connection with the sale of Name Your Own Price® airline tickets, hotel rooms and rental cars and (4) ancillary fees, including Worldspan, L.P. reservation booking fees related to Name Your Own Price® transactions only.

Merchant revenue for the three months ended March 31, 2005 compared to the same period in 2004 was substantially unchanged. A substantial decrease in the sale of Name Your Own Price® airline tickets was partially offset by approximately $4.9 million of revenue from Travelweb, which was acquired in the second quarter of 2004. We believe that the decrease in the number of Name Your Own Price® airline tickets sold continued to be due primarily to low retail airline ticket prices and the availability of retail tickets on our website. In particular, we believe that lower retail pricing causes customers who might normally be willing to make the tradeoffs associated with our Name Your Own Price® airline service in exchange for savings off of higher retail rates, to purchase travel services at the lower retail rates, or from “low-cost” carriers, without having to make any trade-offs.

Agency Revenues

Agency revenues for the three months ended March 31, 2005 and 2004 consisted primarily of: (1) processing fees and third-party supplier commissions related primarily to the sale of travel services including the sale of price-disclosed hotels, rental cars, cruises and other travel services; and (2) ancillary fees, including GDS reservation booking fees related to price-disclosed transactions. Agency revenues for the three months ended March 31, 2005 increased from the same period a year ago, primarily as a result of (1) our increased focus on the retail airline ticket business, driven primarily by continued advertising campaigns that feature our retail choice message, and (2) the inclusion of approximately $7.0 million of agency revenue from Active Hotels which was acquired in the third quarter of 2004.

Other Revenues

Other revenues during the three months ended March 31, 2005 and 2004 consisted primarily of: (1) advertising revenues; and (2) fees for referring customers to pricelinemortgage.com for home financing services.

Other revenues for the three months ended March 31, 2005 increased compared to the same period in 2004, primarily as a result of higher on-line advertising revenue.

Cost of Revenues and Gross Profit

	Three Months Ended March 31,		% Change
	($000)
	2005	2004
Cost of Merchant Revenues	$175,685	$180,757	(2.8)%
% of Merchant Revenues	80.8%	83.3%
Cost of Agency Revenues	—	$—	—
% of Agency Revenues	0.0%	0.0%
Cost of Other Revenues	—	$—	—
% of Other Revenues	0.0%	0.0%
Total Cost of Revenues	$175,685	$180,757	(2.8)%
% of Revenues	75.3%	80.6%

Cost of Revenues

During the three months ended March 31, 2005, cost of revenues decreased by approximately $5.1 million, over the same period last year, due primarily to a shift in the mix of merchant revenue generated by services that have higher gross margins. Cost of revenues declined because opaque transactions, whose revenues are recorded gross with a corresponding cost of revenue, represented a smaller percentage of transactions as compared to retail transactions which are recorded net with no corresponding cost of revenues.

Cost of Merchant Revenues

For the three months ended March 31, 2005 and 2004, cost of merchant revenues consisted primarily of: (1) the cost of opaque hotel rooms from our suppliers, net of hotel occupancy tax, (2) the cost of opaque airline tickets from our suppliers, net of the federal air transportation tax, segment fees and passenger facility charges imposed in connection with the sale of airline tickets; (3) the cost of opaque rental cars from our suppliers, net of applicable taxes; and (4) non-cash acquisition related amortization expenses associated with the acquisition of Travelweb. Cost of merchant revenues for the three months ended March 31, 2005, decreased approximately 2.8%, compared to the same period in 2004, due primarily to the shift in the mix of revenue generated by services that generate different levels of gross margins, as discussed above.

Cost of Agency Revenues

Agency revenues are recorded at their net amount, which are amounts received less amounts paid to suppliers, if any, and therefore, there are no costs of agency revenues.

Cost of Other Revenues

For the three months ended March 31, 2005 and 2004, there were no costs of other revenues.

Gross Profit

Total gross profit increased for the three months ended March 31, 2005, as compared to the same period in 2004, by approximately $14.3 million primarily as a result of increased revenue from (1) the inclusion of results from Travelweb and Active Hotels, which were acquired subsequent to the first quarter of 2004; and (2) increased sales of retail services. Total gross margin (gross profit expressed as a percentage of total revenue) increased during the three month period ended March 31, 2005, compared to the same period in 2004, because opaque transactions, whose revenues are recorded gross with a corresponding cost of revenue, represented a smaller percentage of transactions as compared to retail transactions which are recorded net with no corresponding cost of revenues. Because merchant transactions are reported gross and retail transactions are recorded on a net basis, we believe that gross profit has become an increasingly important measure of evaluating growth in our business.

	Three Months Ended March 31,		% Change
	($000)
	2005	2004
Merchant Gross Profit	$41,843	$36,254	15.4%
Merchant Gross Margin	19.2%	16.7%
Agency Gross Profit	$14,925	$6,448	131.5%
Agency Gross Margin	100.0%	100.0%
Other Gross Profit	$939	$672	39.7%
Other Gross Margin	100.0%	100.0%
Total Gross Profit	$57,707	$43,374	33.0%
Total Gross Margin	24.7%	19.4%

Merchant Gross Profit

Merchant gross profit consists of merchant revenues less the cost of merchant revenues. For the three months ended March 31, 2005, merchant gross profit increased from the same period in 2004, primarily due to the inclusion of approximately $4.1 million of gross profit from Travelweb, which was acquired in the second quarter of 2004. Merchant gross margin increased primarily because opaque transactions, whose revenues are recorded gross with a corresponding cost of revenue, represented a smaller percentage of transactions in the three months ended March 31, 2005, when compared to retail transactions (primarily Travelweb), which are recorded net with no corresponding cost of revenues.

Agency Gross Profit

Agency gross profit consists of agency revenues, which are recorded net of agency costs, if any. For the three months ended March 31, 2005, agency gross profit increased over the same period in 2004 due to an increase in the sale of retail airline tickets, rental cars and related processing, GDS fees and travel commissions, and the inclusion of the results of Active Hotels, which was acquired in the third quarter of 2004.

Other Gross Profit

During the three months ended March 31, 2005, other gross profit increased from the same periods last year primarily as a result of higher on-line advertising revenues.

Operating Expenses

Advertising

	Three Months Ended March 31,		% Change
	($000)
	2005	2004
Offline Advertising	$11,072	$10,664	3.8%
% of Total Gross Profit	19.2%	24.6%
Online Advertising	$9,932	$4,741	109.5%
% of Total Gross Profit	17.2%	10.9%

Offline advertising expenses consist primarily of: (1) television and radio advertising; and (2) agency fees, creative talent and production costs for television and radio commercials. For the three months ended March 31, 2005, offline advertising expenses increased over the same period in 2004 primarily due to an increase in development and production costs for our new advertising campaign. Online advertising expenses consist primarily of banners, pop-ups, keyword searches, affiliate programs and email advertisements. For the three months ended March 31, 2005, online advertising expenses increased over the same period in 2004 primarily due to the inclusion of the online advertising expenses of Travelweb and Active Hotels, which each rely primarily on online advertising to drive their respective businesses. We intend to continue to promote the priceline.com brand aggressively throughout the remainder of 2005.

Sales and Marketing

	Three Months Ended March 31,		% Change
	($000)
	2005	2004
Sales and Marketing	$8,208	$6,706	22.4%
% of Total Gross Profit	14.2%	15.5%

Sales and marketing expenses consist primarily of (1) credit card processing fees associated with merchant transactions; (2) fees paid to third-party service providers that operate our call centers; and (3) provisions for credit card charge-backs. For the three months ended March 31, 2005, sales and marketing expenses, which are variable in nature, increased over the same period in 2004 due to increased gross booking volumes and the inclusion of sales and marketing expenses associated with Travelweb and Active Hotels.

Personnel

	Three Months Ended March 31,		% Change
	($000)
	2005	2004
Personnel	$11,222	$8,341	34.5%
% of Total Gross Profit	19.4%	19.2%

Personnel expenses consist of compensation to our personnel, including salaries, bonuses, taxes, employee health benefits and stock based compensation. For the three months ended March 31, 2005, personnel expenses increased over the same period in 2004 primarily due to additional salary expense resulting from the acquisition of Travelweb and Active Hotels.

General and Administrative

	Three Months Ended March 31,		% Change
	($000)
	2005	2004
General and Administrative	$4,237	$3,509	20.7%
% of Total Gross Profit	7.3%	8.1%

General and administrative expenses consist primarily of: (1) fees for outside professionals; (2) business insurance; and (3) occupancy expenses. General and administrative expenses increased during the three months ended March 31, 2005 over the same period during 2004 due to additional fees for outside professionals, including those related to litigation related expenses and expenses resulting from the acquisitions of Travelweb and Active Hotels.

Information Technology

	Three Months Ended March 31,		% Change
	($000)
	2005	2004
Information Technology	$2,739	$2,514	8.9%
% of Total Gross Profit	4.7%	5.8%

Information technology expenses consist primarily of: (1) system maintenance and software license fees; (2) data communications and other expenses associated with operating our Internet sites; and (3) payments to outside contractors. For the three months ended March 31, 2005, information technology expenses increased from the same period last year primarily due to the inclusion of expenses of Travelweb and Active Hotels.

Depreciation and Amortization

	Three Months Ended March 31,		% Change
	($000)
	2005	2004
Depreciation and Amortization	$5,466	$2,220	146.2%
% of Total Gross Profit	9.5%	5.1%

Depreciation and amortization expenses consist of: (1) amortization of internally developed and purchased software, (2) depreciation of computer equipment, (3) depreciation of leasehold improvements, office equipment and furniture and fixtures, and (4) amortization of intangible assets with determinable lives. For the three months ended March 31, 2005, depreciation and amortization expense increased from the same period in 2004, primarily as a result of depreciation and amortization expenses associated with the acquisitions of Travelweb and Active Hotels.

Interest

	Three Months Ended March 31,		% Change
	($000)
	2005	2004
Interest Income	$1,456	$1,110	31.2%
Interest Expense	(1,293)	(566)	(128.4)%
Total	$163	$544	(70.0)%

For the three months ended March 31, 2005, net interest income on cash and marketable securities increased over the same period in 2004 primarily due to higher overall cash and investment balances as well as higher prevailing interest rates. Interest income was partially offset by interest expense, including coupon interest and amortization of debt issuance costs incurred in connection with the issuance of our $125 million aggregate principal amount 1% Convertible Senior Notes issued in August 2003, and our $100 million aggregate principal amount 2.25% Convertible Senior Notes issued in June 2004.

Other

Other consists primarily of minority interest expense and foreign exchange related gains and losses. This expense increased in the three months ended March 31, 2005 compared to the same period in 2004 primarily due to (1) foreign exchange losses related to our United Kingdom-based foreign operations, (2) foreign exchange losses on hedging activities and (3) the inclusion of Active Hotels subsequent to our acquisition of it.

Taxes

For the three months ended March 31, 2005 we recorded an income tax benefit of $290,000. The benefit relates to a net foreign tax benefit related to the operations of Active Hotels in the U.K. net of federal alternative minimum tax expense on income earned in the United States.

Equity in Income (Loss) of Investees, net

	Three Months Ended March 31,		% Change
	($000)
	2005	2004
Equity in Income (Loss) of Investees, net	$26	$(126)	120.6%

Equity in income of investees, net for the three months ended March 31, 2005, represented our pro rata share of pricelinemortgage.com’s net income. The increase in equity in income of investees was primarily due to the exclusion of our equity in the loss of Travelweb subsequent to our acquisition of Travelweb in May 2004 in the three months ended March 31, 2005. The three months ended March 31, 2004 included our equity in the loss of Travelweb.

Liquidity and Capital Resources

As of March 31, 2005, we had $265.9 million in cash, cash equivalents, short-term investments and restricted cash. Approximately $23.9 million is restricted cash on deposit collateralizing letters of credit issued in favor of certain suppliers and landlords. Also included in restricted cash are amounts held by our credit card processor company. We generally invest excess cash to make such funds readily available for operating purposes. Cash equivalents and short-term investments are primarily comprised of highly liquid, high quality, investment grade debt instruments.

All of our merchant transactions are structured such that we collect cash up front from our customers and then we pay most of our suppliers at a subsequent future date. We therefore tend to experience significant swings in supplier payables depending on the absolute level of our cost of revenue during the last few weeks of every quarter. This can cause volatility in working capital levels and impact cash balances more or less than our operating income would indicate.

Net cash provided by operating activities for the three months ended March 31, 2005 was $22.7 million, resulting from net income of $5.0 million, non-cash items not affecting March 31, 2005 cash flows of $6.7 million and $11.0 million of changes in working capital. The changes in working capital for the three months ended March 31, 2005, were primarily related to a $20.0 million increase in accounts payable and accrued expenses, partially offset by a $8.3 million increase in accounts receivable. The increases in accounts payable and accounts receivable were primarily due to increases in revenues and related cost of revenues attributable to increased hotel, vacation package and rental car transactions. Non-cash items were primarily associated with the depreciation and amortization of property and equipment and intangible assets, primarily those acquired in our acquisitions of Travelweb and Active Hotels. Net cash provided by operating activities for the three months ended March 31, 2004 was approximately $10.7 million, resulting from net income of approximately $5.1 million, non-cash items not affecting first quarter cash flows of approximately $2.7 million, and approximately $2.9 million of changes in working capital. The changes in working capital for the three months ended March 31, 2004, were primarily related to an approximately $8.3 million increase in accounts receivable, and an approximately $9.5 million increase in accounts payable and accrued expenses. The increases in accounts receivable and accounts payable were primarily due to the increase in revenues and related cost of revenues attributable to an increase in hotel, vacation package and rental car transactions. Non-cash items were primarily associated with the depreciation and amortization of property and equipment and intangible assets.

Net cash used in investing activities was $24.6 million for the three months ended March 31, 2005, and net cash provided by investing activities was $71 million for the three months ended March 31, 2004. Investing activities in the three months ended March 31, 2005 was affected by the purchase of short-term investments and marketable securities in the amount of $19.2 million. In both years, net cash used in investing activities was also affected by purchases of property and equipment. During the three months ended March 31, 2005, this amount was higher than previous quarters due to increased spending on capitalized development activities, especially those related to the launch of our retail hotel service, purchases of computer hardware and the inclusion of capital spending by subsidiaries. While we expect total capital expenditures for 2005 to exceed those of 2004, quarterly amounts for the remainder of the year are expected to be below those that took place in the three months ended March 31, 2005. During the three months ended March 31, 2005, we invested $1.0 million in acquisitions. Investing activities for the three months ended March 31, 2004 was affected by maturities of short-term investments and marketable securities of $72.2 million.

Net cash provided by financing activities was approximately $1.1 million and $513,000 for the three months ended March 31, 2005 and 2004, respectively. The cash provided by financing activities during the three months ended March 31, 2005 and March 31, 2004, was primarily proceeds from the exercise of employee stock options.

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

Off-Balance Sheet Arrangements.

As of March 31, 2005, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

During the three months ended March 31, 2005, sales of airline tickets from our five largest and two largest airline suppliers accounted for approximately 82.0% and 45.0% of total airline tickets sold, respectively. As a result, currently we are substantially dependent upon the continued participation of these airlines in priceline.com in order to maintain and continue to grow our total gross profit.

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

We are dependent on certain hotels.

Our financial prospects are significantly dependent upon the sale of hotel room nights. During the three months ended March 31, 2005, sales of Name Your Own Price® hotel room nights from our five largest hotel suppliers accounted for approximately 37.5% of total Name Your Own Price® hotel room nights sold. As a result, currently we are substantially dependent upon the continued participation of these hotels in priceline.com’s hotel service in order to maintain and continue to grow our total gross profit.

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

As a general matter, during the course of our business, we are in continuous dialogue with our major hotel suppliers about the nature and extent of their participation in our system. Improving economic conditions are creating increased demand for hotel rooms and some hotels may reduce the amount of inventory they sell through our service or increase the negotiated rates at which they are willing to provide inventory. If hotel occupancy rates improve to the point that our hotel suppliers no longer place the same value on our distribution systems, such suppliers may reduce the amount of inventory they make available through priceline.com, Travelweb and/or Active Hotels. The significant reduction on the part of any of our major suppliers of their participation in our system for a sustained period of time or their complete withdrawal could have a material adverse effect on our business, results of operations and financial condition.

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

Hotwire, which is our primary competitor in the sale of opaque travel services, provides airline tickets, hotel rooms and rental car reservations at disclosed prices, although supplier identity and exact flight times are undisclosed until after the customer agrees to the purchase. In addition, Hotwire recently launched a retail airline ticket offering and implemented functionality that allows users to specify general time bands in which they want to fly. Since its launch, Hotwire has been successful in establishing itself in the online travel marketplace through aggressive advertising, which has had the effect of decreasing our market share in the opaque channel. If we are unable to effectively compete with Hotwire, our business, results of operation and financial condition will be adversely affected.

Competitors of Active Hotels include, among others, Superbreak.com, Bookings.com, venere.com and lastminute.com.

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

From time to time, in the ordinary course of our business, we have been subject to, and are currently subject to, legal proceedings and claims relating to the intellectual property rights of others, and we expect that third parties will continue to assert intellectual property claims, in particular patent claims, against us, particularly as we expand the complexity and scope of our business. We endeavor to defend our intellectual property rights diligently, but intellectual property litigation is extremely expensive and time consuming, and has and is likely to continue to divert managerial attention and resources from the Company’s business objectives. Successful infringement claims against us could result in significant monetary liability or prevent us from operating our business, or portions of our business. In addition, resolution of claims may require us to obtain licenses to use intellectual property rights belonging to third parties, which may be expensive to procure, or possibly to cease using those rights altogether. Any of these events could have a material adverse effect on our business, results of operations or financial condition.

Acquisitions could result in operating difficulties.

As part of our business strategy, we acquired a substantial majority of Travelweb LLC in May 2004 and acquired all of the remaining interest in December 2004. In addition, in September 2004, we acquired Active Hotels Ltd., an online hotel booking company based in the United Kingdom. We may enter into additional business combinations and acquisitions in the future. Acquisitions may result in dilutive issuances of equity securities, use of our cash resources, incurrence of debt and amortization of expenses related to intangible assets. In addition, the process of integrating an acquired company, business or technology may create unforeseen operating difficulties and expenditures. The acquisitions of Travelweb and Active Hotels were accompanied by a number of risks, including:

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

We may experience similar risks in connection with any future acquisitions. We may not be successful in addressing these risks or any other problems encountered in connection with the acquisitions of Travelweb and Active Hotels or that we could encounter in future acquisitions, which would harm our business or cause us to fail to realize the anticipated benefits of our acquisitions. We currently have approximately $209 million assigned primarily to the intangible assets and goodwill of Travelweb and Active Hotels, and therefore, the occurrence of any of the aforementioned risks could result in a material adverse impact, including a material impairment of these assets.

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

To date, we have been able to integrate successfully the sale of retail services for our airline and rental car services. We launched a retail service for our hotel service in March 2005. The launch of our retail service for hotels was substantially more complex and required substantially greater financial, human and development resources than did the launch of either our retail airline service or retail rental car service. There can be no assurance that our retail hotel service will have the same degree of market acceptance among consumers that our airline and rental car services have had thus far. Many of our competitors have more experience in the retail hotel market than we do, and have invested significantly more than we have in marketing their services. In addition, we may face difficulty from our suppliers in maintaining access to the inventory necessary to sustain a competitive retail hotel service. Our failure to successfully anticipate, identify and react to any of the difficulties we might face could have an adverse effect on the success of our retail hotel service or our business, results of operations and financial condition.

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

In addition, Travelweb makes merchant hotel inventory available to certain affiliate travel distributors, including Orbitz, Inc. Such affiliates offer such inventory to consumers. Travelweb’s agreement with Orbitz expires in December 2005 and we do not expect the agreement to be renewed. If Orbitz or other affiliates cease distributing Travelweb inventory, or significantly reduce the amount of Travelweb inventory they offer to consumers, the business of Travelweb would be negatively impacted.

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

Historically, the majority of Active Hotels’ business is located in the U.K. The strategy of Active Hotels involves rapid expansion into other European countries, many of which have different customs, different levels of customer acceptance of the Internet and different legislation, regulatory environments and tax schemes. If Active Hotels is unsuccessful in rapidly expanding into other European countries, our business, results of operations and financial condition would be adversely affected.

Our international operations and additional expansion efforts internationally expose us to additional risks and may materially adversely affect our results of operations.

Prior to 2004, substantially all of our revenues were generated within the United States. In September 2004, we acquired Active Hotels, which is based in the United Kingdom and provides us with access to the European hotel market. One of our principal strategies is to continue to grow internationally, both in Europe and elsewhere. The integration of Active Hotels, and any further expansion internationally, requires and will continue to require substantial management attention and financial resources. Our management has limited prior experience integrating and managing international operations. Moreover, acquiring or establishing foreign operations is a significant investment that might not produce desired results. For example, we may experience higher costs as a percentage of revenues in connection with the development and maintenance of our business internationally relative to our domestic experience.

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

•                  potentially adverse tax, legal or regulatory consequences;

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

Hutchison Whampoa Limited and its 49.97% shareholder, Cheung Kong (Holdings) Limited, collectively beneficially owned approximately 33% of our outstanding common stock as of March 31, 2005, based on public filings with the SEC. Together, Cheung Kong (Holdings) Limited and Hutchison Whampoa Limited have appointed three of the eleven members of our Board of Directors. As a result of their ownership and positions, Cheung Kong (Holdings) Limited and Hutchison Whampoa Limited collectively are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of our company. In addition, both Cheung Kong (Holdings) Limited and Hutchison Whampoa Limited have registration rights with respect to their shares of priceline.com. On May 4, 2004, we filed with the Securities and Exchange Commission a shelf registration statement covering, among other things, up to 10 million shares of our common stock held by Hutchison Whampoa Limited and Cheung Kong (Holdings) Limited. The shelf registration statement was declared effective on May 20, 2004, and therefore, there can be no assurance that Cheung Kong (Holdings) Limited, Hutchison Whampoa Limited, or both, will not dispose of all or substantially all of our common stock held by them at any time. Sales of significant amounts of shares held by Cheung Kong (Holdings) Limited or Hutchison Whampoa Limited, or the prospect of these sales, could adversely affect the market price of our common stock.

Fluctuations in our financial results make quarterly comparisons and financial forecasting difficult.

Our revenues and operating results have varied significantly from quarter to quarter because our business experiences seasonal fluctuations, which reflect seasonal trends for the travel services offered by our websites. Traditional leisure travel bookings in the United States are higher in the second and third calendar quarters of the year as consumers take spring and summer vacations. In the first and fourth quarters of the calendar year, demand for travel services in the United States generally declines and the number of bookings flattens. Travel revenues for Active Hotels in Europe, on the other hand, have been higher in the third and fourth quarters than in the first and second quarters. Our results may also be affected by seasonal fluctuations in the inventory made available to us by airlines, hotels and rental car suppliers. Our revenues and operating results may continue to vary significantly from quarter to quarter because of these factors. As a result, quarter-to-quarter comparisons of our revenues and operating results may not be meaningful. In addition, due to our limited operating history, a relatively new and unproven business model and an uncertain environment in the travel industry, it may be difficult to predict our future revenues or results of operations.

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

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004) (“SFAS 123 (R)”), “Share-Based Payment”, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) eliminates the ability to account for share-based compensation transactions using the intrinsic value method prescribed by Accounting Principles Board, Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our Consolidated Statement of Operations. SFAS 123(R) allows the modified prospective method to be used, which requires that the fair value of new awards granted from the beginning of the year of adoption (plus unvested awards at the date of adoption) be expensed over the vesting term. We will be required to apply SFAS 123(R) as of January 1, 2006. SFAS 123(R) will have a significant impact on our Consolidated Statement of Operations as we will be required to expense the fair value of our stock option grants rather than disclose the impact on our consolidated operations within our footnotes. Upon adoption of SFAS 123(R), the impact of unvested stock options granted as of March 31, 2005 is estimated to increase personnel expense by  $5.8 million in 2006 and $2.0 million in 2007.

It is possible that our financial results will be materially impacted by income taxes in the future.

We have historically incurred cumulative net operating losses (“NOL’s”) for financial accounting and tax purposes. The effects of the NOL’s have given rise to a substantial deferred tax asset that has been utilized to offset the provision for income taxes on substantially all earnings generated to date within the United States. SFAS No. 109, “Accounting for Income Taxes”, requires that we record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” At March 31, 2005, we have provided a valuation allowance for the full amount of the deferred tax asset.  If, in the future, we determine that it is more likely than not that we will generate sustainable pre-tax net income within the United States in an amount that allows us to utilize our deferred tax asset, we will be required to reverse all or a portion of the deferred tax asset valuation allowance. If we reverse any part of the valuation allowance, our reported financial results for the period during which we reverse the valuation allowance would be positively impacted in an amount equal to the dollar amount of the valuation allowance reversal and our Consolidated Balance Sheets would reflect the revised carrying value of our deferred tax asset. In reporting periods subsequent to the reversal of our valuation allowance, our reported financial results would include a provision for income taxes based upon the full prevailing blended federal and state tax rates.  While such a provision is expected to be substantially non-cash in nature, our future reported net income and earnings per share would be materially negatively impacted.

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

Legal Proceedings

We are a party to the legal proceedings described in Note 16 to our Consolidated Financial Statements. The defense of the actions described in Note 16 may increase our expenses and an adverse outcome in any of such actions could have a material adverse effect on our business, results of operations and financial condition.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We manage our exposure to interest rate risk through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments. We use derivative financial instruments, including an interest rate hedge to manage market risks. Additional information regarding our interest rate hedge is contained within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Derivative Financial Instruments” in our December 31, 2004 Annual Report on Form 10-K.

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

We did not experience any material changes in interest rate exposures during the three months ended March 31, 2005.  Based upon economic conditions and leading market indicators at March 31, 2005, we do not foresee a significant adverse change in interest rates in the near future.

As of March 31, 2005, after adjusting for the effect of the interest rate swap agreement, we have fixed rate debt of approximately $223.6 million. We estimate that the fair market value of our debt was approximately $206.4 million as of March 31, 2005.

As of March 31, 2005, we held an interest rate swap agreement on $45 million notional value of our fixed rate debt.  The fair value (cost if terminated) of this swap as of March 31, 2005 was approximately $1.6 million. A 10% adverse fluctuation in the 3-month LIBOR rate as of March 31, 2005, would decrease the interest rate swap’s fair value by approximately $583,000. Any increase or decrease in the fair value of the Company’s interest rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability, or cash flow.

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

Foreign exchange rate fluctuations may adversely impact our financial position as well as our results of operations. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of Active Hotels are translated into U.S. dollars in preparing our consolidated balance sheet. Additionally, foreign exchange rate fluctuations may adversely impact our results of operations as exchange rate fluctuations on transactions denominated in currencies other than the U.S. dollar result in gains and losses that are reflected in our consolidated statement of operations. In January 2005, we entered into foreign exchange forward contracts to minimize the short-term foreign currency fluctuations on the operating results of Active Hotels. As of March 31, 2005, contracts with a notional value of approximately 3 million British Pounds were outstanding. We may enter into additional forward contracts or other economic hedges in the future.

Additionally, fixed rate investments are subject to interest rate volatility. To the extent that changes in interest rates and currency exchange rates affect general economic conditions, priceline.com would also be affected by such changes.

Item 4.  Controls and Procedures

Prior to filing this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2005, our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions, and there can be no assurance that any design will succeed in achieving its stated goals.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

A description of material legal proceedings to which we are a party is contained in Note 16 to the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

Item 4. Submission of Matters to a Vote of Security Holders

We held a Special Meeting of Stockholders on January 24, 2005, to vote on an amendment to our 1999 Omnibus Plan (the “Plan”) increasing the number of shares available under the plan. Below is a description of the matter voted upon and the results of such meeting.

Matter Voted On	For	Against	Abstaining	Broker Non-Votes
Approval of an amendment to the priceline.com Incorporated 1999 Omnibus Plan increasing the number of shares of priceline.com Incorporated common stock with respect to which awards may be granted to 7,895,833 shares from 5,895,833 shares	25,376,102	3,275,484	30,370	—

Item 6. Exhibits and Reports on Form 8-K

(a)                                  Exhibits

Exhibit Number	Description
12.1	Calculation of Ratio of Earnings to Fixed Charges and Preferred Dividends.
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                  Reports on Form 8-K

On January 5, 2005, we furnished a report on Form 8-K in connection with the resignation of our Chief Operating Officer. On January 26 2005, we furnished a report on Form 8-K in connection with the election of Craig W. Rydin to our Board of Directors. On January 28, 2005, we furnished a report on Form 8-K in connection with, among other things, an amendment to our 1999 Omnibus Plan. On February 7, 2005, we furnished a report on Form 8-K in connection with certain executive employment agreements and restricted stock grants. On February 23, 2005, we furnished a report on Form 8-K in connection with our fourth quarter and year-end 2004 earnings announcement. On March 9, 2005, we furnished a report on Form 8-K in connection with a presentation give by our Chief Executive Officer. On March 28, 2005, we furnished a report on Form 8-K in connection with the launch of our retail-integrated hotel service and related advertising campaign.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICELINE.COM INCORPORATED
(Registrant)

Date: May 10, 2005	By:	/s/ Robert J. Mylod, Jr.
		Name:	Robert J. Mylod, Jr.
		Title:	Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)

Exhibit Index

Exhibit Number	Description
12.1	Calculation of Ratio of Earnings to Fixed Charges and Preferred Dividends.
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.