Form 10-Q
period 2005-06-30
PRICELINE COM INC
filed 2005-08-09
CIK 1075531

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.
YES  ☒.  NO  ☐.

Number of shares of Common Stock outstanding at August 8, 2005:

Common Stock, par value $0.008 per share	39,396,861
(Class)	(Number of Shares)

priceline.com Incorporated

Form 10-Q

For the Quarter Ended June 30, 2005

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Condensed Financial Statements

priceline.com Incorporated

CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share data)

	June 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$118,270	$101,270
Restricted cash	22,041	23,572
Short-term investments	137,598	122,812
Accounts receivable, net of allowance for doubtful accounts of $1,410 and $1,390, respectively$1,262, respectively	31,811	18,314
Prepaid expenses and other current assets	8,075	6,578
Total current assets	317,795	272,546
Property and equipment, net	17,627	15,827
Intangible assets, net	86,737	98,908
Goodwill	127,665	138,859
Other assets	17,431	15,942
Total assets	$567,255	$542,082
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,175	$40,612
Accrued expenses	20,607	23,649
Deferred merchant bookings	8,267	5,641
Other current liabilities	7,135	4,475
Total current liabilities	93,184	74,377
Deferred taxes	21,857	25,668
Other long-term liabilities	844	692
Minority interest	4,476	4,314
Long-term debt	224,247	224,418
Total liabilities	344,608	329,469
Commitments and Contingencies (See Note 16)
Series B mandatorily redeemable preferred stock, $0.01 par value per share; 80,000 authorized shares; $1,000 liquidation value per share; 80,000 shares issued; 13,470 and 13,470 shares outstanding, respectively	13,470	13,470
Stockholders’ equity:
Common stock, $0.008 par value per share, authorized 1,000,000,000 shares, issued 41,839,173, and 41,356,576 shares, respectively	320	317
Treasury stock, 2,496,326 shares	(350,628)	(350,628)
Additional paid-in capital	2,073,832	2,064,224
Deferred compensation	(5,990)	(1,264)
Accumulated deficit	(1,508,957)	(1,525,447)
Accumulated other comprehensive income	600	11,941
Total stockholders’ equity	209,177	199,143
Total liabilities and stockholders’ equity	$567,255	$542,082

See Notes to Unaudited Consolidated Condensed Financial Statements.

priceline.com Incorporated

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Merchant revenues	$246,504	$249,860	$464,032	$466,871
Agency revenues	18,858	8,747	33,783	15,195
Other revenues	1,195	782	2,134	1,454
Total revenues	266,557	259,389	499,949	483,520
Cost of merchant revenues	201,323	205,610	377,008	386,367
Cost of agency revenues	—	—	—	—
Cost of other revenues	—	—	—	—
Total costs of revenues	201,323	205,610	377,008	386,367
Gross profit	65,234	53,779	122,941	97,153
Operating expenses:
Advertising – Offline	8,089	9,617	19,162	20,281
Advertising – Online	12,205	6,749	22,137	11,490
Sales and marketing	10,113	9,096	18,322	15,802
Personnel, including stock based compensation of $989, $112, $1,703 and $218, respectively	9,761	7,895	20,983	16,236
General and administrative, including option payroll taxes of $38, $298, $56 and $338, respectively	5,453	4,454	9,687	7,963
Information technology	2,776	2,455	5,516	4,969
Depreciation and amortization	5,047	2,565	10,513	4,785
Restructuring reversal	—	(12)	(336)	(12)
Total operating expenses	53,444	42,819	105,984	81,514
Operating income	11,790	10,960	16,957	15,639
Other income (expense):
Interest income	1,712	1,029	3,168	2,139
Interest expense	(1,239)	(566)	(2,531)	(1,132)
Other	53	13	(602)	19
Total other income (expense)	526	476	35	1,026
Earnings before income taxes and equity in income (loss) of investees	12,316	11,436	16,992	16,665
Income tax provision	(336)	—	(45)	—
Equity in income (loss) of investees, net	396	(35)	421	(161)
Net income	12,376	11,401	17,368	16,504
Preferred stock dividend	—	—	(878)	(772)
Net income applicable to common stockholders	$12,376	$11,401	$16,490	$15,732
Net income applicable to common stockholders per basic common share	$0.32	$0.30	$0.42	$0.42
Weighted average number of basic common shares outstanding	39,022	38,076	38,947	37,822
Net income applicable to common stockholders per diluted common share	$0.29	$0.28	$0.41	$0.40
Weighted average number of diluted common shares outstanding	46,516	43,144	43,005	41,903

See Notes to Unaudited Consolidated Condensed Financial Statements.

priceline.com Incorporated

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2005

(unaudited)

(In thousands)

					Accumulated
					Other
	Common Stock		Additional	Accumulated	Comprehensive	Treasury Stock		Deferred
	Shares	Amount	Paid-in Capital	Deficit	Income	Shares	Amount	Compensation	Total

Balance, January 1, 2005	41,357	$317	$2,064,224	$(1,525,447)	$11,941	(2,496)	$(350,628)	$(1,264)	$199,143

Net income applicable to common stockholders	—	—	—	16,490	—	—	—	—	16,490

Unrealized gain on marketable securities	—	—	—	—	191	—	—	—	191

Currency translation adjustment	—	—	—	—	(11,532)	—	—	—	(11,532)

Comprehensive income	—	—	—	—	—	—	—	—	5,149

Issuance of stock under compensation plans	264	2	6,025	—	—	—	—	(6,027)	—

Amortization of deferred compensation	—	—	—	—	—	—	—	1,301	1,301

Issuance of preferred stock dividend	40	1	878	—	—	—	—	—	879

Exercise of stock options and warrants	178	—	2,705	—	—	—	—	—	2,705

Balance, June 30, 2005	41,839	$320	$2,073,832	$(1,508,957)	$600	(2,496)	$(350,628)	$(5,990)	$209,177

See Notes to Unaudited Consolidated Condensed Financial Statements.

priceline.com Incorporated

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2005	2004
OPERATING ACTIVITIES:
Net income	$17,368	$16,504
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,306	2,294
Amortization	6,902	3,320
Provision for uncollectible accounts, net	1,387	582
Deferred income taxes	(381)	—
Net gain on disposal of property and equipment	—	(6)
Equity in (income) loss of investees, net	(421)	161
Compensation expense arising from restricted stock awards	1,703	218
Amortization of debt issuance costs	732	432
Changes in assets and liabilities:
Accounts receivable	(15,667)	(13,036)
Prepaid expenses and other current assets	(1,348)	(1,346)
Accounts payable and accrued expenses	19,881	11,626
Other	2,200	80
Net cash provided by operating activities	36,662	20,829
INVESTING ACTIVITIES:
Acquisitions and other equity investments, net of cash acquired	(1,000)	(3,485)
Investment in short-term investments, net	(14,595)	(55,352)
Additions to property and equipment	(6,203)	(2,502)
Proceeds from sales of fixed assets	—	7
Change in restricted cash	1,509	146
Net cash used in investing activities	(20,289)	(61,186)
FINANCING ACTIVITIES:
Proceeds from issuance of convertible senior notes	—	100,000
Debt issuance costs	—	(3,055)
Proceeds from exercise of stock options and warrants	2,705	5,917
Net cash provided by financing activities	2,705	102,862
Effect of exchange rate changes on cash and cash equivalents	(2,078)	69
Net increase in cash and cash equivalents	17,000	62,574
Cash and cash equivalents, beginning of period	101,270	93,732
Cash and cash equivalents, end of period	$118,270	$156,306
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$489	$—
Cash paid during the period for interest	$1,878	$702

See Notes to Unaudited Consolidated Condensed Financial Statements.

priceline.com Incorporated

Notes to Unaudited Consolidated Condensed Financial Statements

1.             BASIS OF PRESENTATION

Priceline.com Incorporated (“priceline.com” or the “Company”) is responsible for the unaudited consolidated condensed financial statements included in this document.  The unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operating results.  The Company prepared the unaudited consolidated condensed financial statements following the requirements of the Securities and Exchange Commission for interim reporting.  As permitted under those rules, the Company condensed or omitted certain footnotes or other financial information that are normally required by GAAP for annual financial statements.  These statements should be read in combination with the consolidated condensed financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The unaudited consolidated condensed financial statements include the accounts of the Company, its wholly-owned subsidiaries, priceline.com Europe Holdings N. V. and Travelweb LLC (“Travelweb”), and its majority-owned subsidiary, Active Hotels Ltd. (“Active Hotels”).  All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in affiliates in which the Company does not have control, but has the ability to exercise significant influence, are accounted for by the equity method.

Revenues, expenses, assets and liabilities can vary during each quarter of the year.  Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.  Certain reclassifications have been made to the prior year financial information to conform to the current year presentation.

2.             BUSINESS ACQUISITIONS

In September 2004, Priceline.com Holdco U.K. Limited, a wholly-owned subsidiary of priceline.com, entered into a Sale and Purchase Agreement with shareholders and option holders of Active Hotels, one of Europe’s leading online reservation providers to the hotel industry for the acquisition of approximately 97% of the equity interest in Active Hotels.

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

 The Company expects to incur costs of approximately $2.5 million for severance and contract terminations related to the Travelweb acquisition.  The Company has identified and notified the affected Travelweb personnel and vendors.  Such exiting costs are expected to be paid out in cash and approximately $1.8 million was paid as of June 30, 2005.

The acquisitions of Active Hotels and Travelweb have been accounted for under the purchase method of accounting. The Company’s unaudited consolidated condensed financial statements and results of operations include the accounts of Active Hotels since September 21, 2004 and Travelweb since May 1, 2004.  Prior to the May 2004 acquisition, the Company accounted for its investment in Travelweb under the equity method of accounting.

3.             STOCK-BASED EMPLOYEE COMPENSATION

Currently, the Company accounts for stock awards and stock option grants using the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations.  Generally, no compensation expense is recognized for stock option grants to employees if the exercise price is at or above the fair market value of the underlying stock on the date of grant.  Compensation expense relating to other stock awards is recognized over the period during which the employee renders service to the Company necessary to earn the award.  The following table summarizes relevant information as to reported results under APB 25’s method of accounting for stock options with supplemental information as if the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 had been applied (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Net income applicable to common stockholders, as reported	$12,376	$11,401	$16,490	$15,732

Add: Stock-based compensation, as reported	989	112	1,703	218

Deduct: Total stock-based compensation determined under SFAS 123 fair value based method for all stock-based compensation	(2,689)	(2,680)	(5,156)	(5,005)

Adjusted net income, SFAS 123, fair value method for all stock-based compensation	$10,676	$8,833	$13,037	$10,945

Net income applicable to common stockholders per basic common share, as reported	$0.32	$0.30	$0.42	$0.42

Net income applicable to common stockholders per diluted common share, as reported	$0.29	$0.28	$0.41	$0.40

Basic income per share SFAS 123 adjusted	$0.27	$0.23	$0.33	$0.29

Diluted income per share SFAS 123 adjusted	$0.26	$0.22	$0.33	$0.29

See Note 5 to the unaudited consolidated condensed financial statements.

The fair value of stock options granted was determined on the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

	2005	2004	2005	2004
Risk-free interest rate	3.9%	2.8%	3.9%	2.8%

Expected lives	3 years	3 years	3 years	3 years

Volatility	79%	95%	79%	95%

In connection with its acquisition of Active Hotels the Company granted restricted stock in Active Hotels to certain employees of Active Hotels.  An accrual for deferred compensation expense related to the granted restricted stock of approximately $2.1 million was recorded at the time of issuance as deferred compensation, and will be amortized over the three-year vesting period.

During the six months ended June 30, 2005, the Company issued approximately 264,000 shares of restricted common stock to its employees and a director. The restricted stock has vesting periods of 13 months to 49 months. The accrual for deferred compensation expense related to the shares issued totaled $6 million and was recorded at the market value on the date of the grant as deferred compensation and the related compensation expense is being amortized over the vesting period.

4.             NET INCOME PER SHARE

The Company computes both basic and diluted earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is based upon the weighted average number of common and common equivalent shares outstanding during the period which is calculated using the treasury stock method for stock options, warrants and restricted stock.  Stock options and warrants for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation.  The shares that would be issued upon the conversion of the Company’s 1% and 2.25% Notes (See Note 10 to the unaudited consolidated condensed financial statements) are included in the calculation of diluted earnings per share if their inclusion is dilutive to earnings per share.

A reconciliation of net income and the weighted average number of shares outstanding used in calculating diluted earnings per share is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Net income applicable to common stockholders	$12,376	$11,401	$16,490	$15,732
Interest expense on convertible senior notes	1,241	551	1,049	1,055
	$13,617	$11,952	$17,540	$16,767

Weighted average number of basic common shares outstanding	39,022	38,076	38,947	37,822

Weighted average dilutive stock options and restricted stock	481	584	445	467

Weighted average dilutive stock warrants	1,253	1,272	488	489

Assumed conversion of convertible senior notes	5,760	3,212	3,125	3,125

Weighted average number of diluted common and common equivalent shares outstanding	46,516	43,144	43,005	41,903

Anti-dilutive potential common shares	4,413	9,828	7,843	10,549

5.             RECENT ACCOUNTING PRONOUNCEMENTS

In September 2004, the Emerging Issues Task Force (“EITF”) issued statement EITF No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-08”). Contingently convertible debt instruments are generally convertible into common shares of an issuer after the common stock price has exceeded a predetermined threshold for a specified period of time (the “market price contingency”). EITF 04-08 requires that shares issuable upon conversion of contingently convertible debt, such as the Company’s 2.25% Convertible Senior Notes due January 15, 2025 (the “2.25% Notes”) and its 1.00% Convertible Senior Notes due August 1, 2010 (the “1% Notes” and, together with the

2.25% Notes, the “Notes”), be included in diluted earnings per share computations regardless of whether the market price contingency contained in the debt instrument has been met. The Company had previously excluded the potential dilutive effect of the conversion feature from its calculation of diluted earnings per share. EITF 04-08 became effective for reporting periods ending after December 15, 2004 and required restatement of prior periods to the extent applicable.  The adoption of EITF 04-08 required the Company to include approximately 3,125,000 and 2,635,046 additional shares, respectively, of common stock underlying the 1% Notes and 2.25% Notes in its diluted earnings per share calculation in the event that their inclusion is dilutive to earnings per share. The impact of the additional shares in the calculation of diluted earnings per share is offset by exclusion of coupon interest and amortization of debt issuance costs associated with the Notes.  EITF 04-08 could result in a material reduction in our diluted earnings per share in future periods.

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment”, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123.  However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro Forma disclosure is no longer an alternative once the standard is required to be adopted.  The Company will be required to apply SFAS 123(R) as of January 1, 2006.

The Company expects to adopt SFAS 123(R) using the “modified prospective” method in which compensation cost is recognized based on (a) the requirements of SFAS 123(R) for all share-based payments granted after the effective date, January 1, 2006, and (b) the requirements of Statement 123(R) for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.  Upon adoption of SFAS 123(R), the impact of unvested stock options granted as of June 30, 2005 is estimated to increase personnel expense by $5.6 million in 2006 and $1.9 million in 2007.

6.             RESTRUCTURING

At June 30, 2005 the restructuring liability of $266,000 consisted of estimated remaining real estate costs related to leased property vacated in connection with the Company’s 2000 restructuring. During the six months ended June 30, 2005, the Company decreased the liability for the restructuring charge by $336,000 based upon a re-evaluation of estimated costs to complete certain restructuring activities.

The Company estimates, based on current available information, the remaining net cash outflows associated with its restructuring related commitments will be paid in 2005. The restructuring accrual is recorded in “Accrued expenses” on the Company’s Consolidated Balance Sheets.

7.             SHORT-TERM INVESTMENTS

The following table summarizes, by major security type, the Company’s marketable securities as of June 30, 2005 (in thousands):

	Amortized Cost	Gross Unrealized Loss	Estimated Fair Value

Commercial Paper	$19,412	$(12)	$19,400

Corporate Notes	5,000	—	5,000

United States Government Agencies	65,681	(246)	65,435

USGA - Discount Notes	40,721	(28)	40,693

Medium Term Corporate Notes	7,105	(35)	7,070

	$137,919	$(321)	$137,598

Contractual maturities of marketable securities classified as available-for-sale as of June 30, 2005 are as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$78,106	$78,042

Due between one year and two years	59,813	59,556

Totals	$137,919	$137,598

No material gains or losses were realized for the three or six months ended June 30, 2005 or 2004.

8.             INTANGIBLE ASSETS

The Company’s intangible assets consist of the following (in thousands):

	June 30, 2005			December 31, 2004				Weighted
	Gross			Gross		Net		Average
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Carrying	Amortization	Useful
	Amount	Amortization	Amount	Amount	Amortization	Amount	Period	Life

Intangible assets with determinable lives:
Supply and distribution agreements	$74,645	$(6,869)	$67,776	$79,397	$(3,017)	$76,380	1-13 years	12 years
Technology	8,642	(2,587)	6,055	9,145	(1,193)	7,952	1-3 years	3 years
Patents	1,494	(991)	503	1,435	(960)	475	3-15 years	3 years
Customer lists	5,212	(2,305)	2,907	5,437	(1,074)	4,363	1-3 years	2 years
Other	303	(208)	95	359	(203)	156	1-15 years	9 years
Subtotal	90,296	(12,960)	77,336	95,773	(6,447)	89,326

Intangible assets with indefinite lives:
Internet domain names	6,602		6,602	6,592		6,592
Tradenames	2,799		2,799	2,990		2,990
Subtotal	9,401	—	9,401	9,582	—	9,582

Total intangible assets	$99,697	$(12,960)	$86,737	$105,355	$(6,447)	$98,908

Intangible assets with determinable lives are primarily amortized on a straight-line basis.  Intangible assets amortization expense was approximately $3.4 million and $509,000 for the three months ended June 30, 2005 and 2004, respectively and approximately $6.9 million and $651,000 for the six months ended June 30, 2005 and 2004, respectively.

The estimated amortization expense for the amortizable acquired intangible assets for the remainder of 2005 and years thereafter is expected to be as follows (in thousands):

2005	$6,529
2006	11,212
2007	7,364
2008	5,375
2009	5,375
Thereafter	41,481
$77,336

9.             OTHER ASSETS

Other assets at June 30, 2005 and December 31, 2004 consist of the following (in thousands):

	June 30, 2005	December 31, 2004

Investment in pricelinemortgage.com	$9,850	$9,429
Deferred debt issuance costs, net	5,398	6,130
Other	2,183	383
Total	$17,431	$15,942

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

In November 2003, the Company entered into an interest rate swap agreement whereby it swapped the fixed 1% interest on its 1% Notes for a floating interest rate based on the 3-month U.S. Dollar LIBOR, minus the applicable margin of 221 basis points, on $45 million notional value of debt.  This agreement expires August 1, 2010.  The Company designated this interest rate swap agreement as a fair value hedge.  The changes in the fair value of the interest rate swap agreement and the underlying debt are recorded as offsetting gains and losses in interest income and expense in the consolidated statement of operations.  Hedge ineffectiveness of $26,000 was recorded as interest income for the three months ended June 30, 2005.  Hedge ineffectiveness of $78,000 was recorded as a reduction of interest income for the three months ended June 30, 2004.  The fair value (cost if terminated) of this swap as of June 30, 2005 was approximately $844,000 and has been recorded as a credit in other long-term liabilities with a related adjustment to the carrying value of debt.

In June 2004, the Company issued, in a private placement, $100 million aggregate principal amount of Convertible Senior Notes due January 15, 2025, with an interest rate of 2.25%.  The 2.25% Notes are convertible, subject to certain conditions, into priceline.com’s common stock, par value $0.008 per share, at the option of the holder, at a conversion price of approximately $37.95 per share, subject to adjustment upon the occurrence of specified events.  Each $1,000 principal amount of 2.25% Notes will initially be convertible into 26.3505 shares of the Company’s common stock if, on or prior to January 15, 2025, certain conditions occur.  The 2.25% Notes are also convertible in certain other circumstances, such as a change in control of the Company.  In the event that all or substantially all of the Company’s common stock is acquired prior to January 15, 2010, in a transaction in which the consideration paid to holders of the Company’s common stock consists of all or substantially all cash, the Company would be required to make additional payments to the holders of the 2.25% Notes of amounts ranging from $0 to $18.4 million depending upon the date of the transaction and the then current stock price of the Company.  The Company’s obligation to make this payment is treated as an embedded derivative which, pursuant to Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), must be assigned its own value separate and apart from the value of the 2.25% Notes.  The estimated value of the derivative has been established based upon several quantitative and qualitative factors and will be amortized as interest expense ratably over approximately a 5 ½ year period.  Pursuant to SFAS 133, any subsequent changes in the value of the derivative will be recognized as income or expense in the period in which the change in value occurs.  In addition, the 2.25% Notes will be redeemable at the Company’s option beginning January 20, 2010, and the holders may require the Company to repurchase the 2.25% Notes on January 15, 2010, 2015 and 2020, or in certain other circumstances.  Interest on the 2.25% Notes is payable on January 15 and July 15 of each year.

During 2004, the Company used a portion of the net proceeds from the issuance of the 1% Notes and the 2.25% Notes in the acquisitions of Travelweb and Active Hotels.  The remaining proceeds are available for general corporate purposes, strategic uses and working capital requirements.

11.          TREASURY STOCK

On July 31, 2002, the Company’s Board of Directors authorized the repurchase of up to $40 million of the Company’s common stock from time to time in the open market or in privately negotiated transactions.  As part of the stock repurchase program, the Company purchased 897,953 shares of its common stock for its treasury during the period ended December 31, 2002 at an aggregate cost of approximately $11.8 million and purchased an additional 690,000 shares of its common stock for its treasury during the year ended December 31, 2003 at an aggregate cost of approximately $12.2 million.  All shares were purchased at prevailing market prices.  The Company did not repurchase any shares in 2004 or during the six months ended June 30, 2005.

The Company may continue or, from time to time, commence or suspend repurchases of shares under its stock repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.  Whether and when to initiate and/or complete any purchase of common stock and the amount of common stock purchased will be determined in the Company’s complete discretion.

As of June 30, 2005, there were approximately 2.5 million shares of the Company’s common stock held in treasury.

12.          REDEEMABLE PREFERRED STOCK

In February 2005 and 2004, the Company issued Delta Air Lines, Inc. a dividend on the Series B Redeemable Preferred Stock in the amount of 40,240 shares of the Company’s common stock.  As a result, the Company recorded a non-cash dividend charge of $878,000 and $772,000 in the first quarter of 2005 and 2004, respectively.

13.          GOODWILL

A substantial majority of the Company’s goodwill relates to its acquisitions of Active Hotels and Travelweb.

Goodwill at June 30, 2005 consists of the following (in thousands):

Balance, beginning of year	$138,859

Deferred tax adjustment related to acquisition of Active Hotels	(4,754)

Adjustment of pre-acquisition liability related to Travelweb acquisition	(16)

Currency translation adjustments	(6,424)

Balance at June 30, 2005	$127,665

During the six months ended June 30, 2005, goodwill and deferred taxes were reduced by approximately $4.8 million as a result of a purchase price allocation adjustment related to the assignment of fair values to the acquired assets and liabilities of Active Hotels.

14.          OTHER WARRANTS TO PURCHASE COMMON STOCK

Delta Air Lines holds warrants to purchase 756,199 shares of the Company’s common stock at an exercise price of $17.81 per share.  These warrants became exercisable upon their issuance and expire in February 2008.  Delta Air Lines also held warrants to purchase 779,166 shares of the Company’s common stock at an exercise price of $28.31 per share.  These warrants became exercisable in November 2004 and expired in May 2005.

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

15.          TAXES

The Company has incurred cumulative net operating losses (“NOLs”) for financial accounting and tax purposes.  The effects of the NOLs have given rise to a substantial deferred tax asset that has been utilized to offset the provision for income taxes on substantially all earnings generated to date within the United States.  SFAS No. 109, “Accounting for Income Taxes,” requires that the Company record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.”  At June 30, 2005 the Company has provided a valuation allowance for the full amount of the deferred tax asset.  The likelihood of realization of deferred tax assets is reviewed periodically.  Many factors are considered when assessing the likelihood of future realization including cumulative earnings experience, expectations of future taxable income and the carryforward periods available.  While it is the judgment of the Company that realization is not currently more likely than not, a continued pattern of earnings and likelihood of future taxable income could result in a future determination that a part of the deferred tax asset may be realized.

The use of the Company’s NOLs are also subject to limitation under section 382 of the Internal Revenue Code of 1986.  Section 382 imposes limitations on the use of are Company’s NOLs in the event that a 50-percentage point ownership change occurs in the shareholdings of the Company’s common stock.  As a result of a study (the “NOL Study”), it was determined that ownership changes occurred in 2000 and 2002 that had the effect of limiting the amount of NOLs that can be used to offset future taxable income to approximately $69 million annually over the carryforward period.  The aforementioned limitation is based upon certain conclusions in the NOL Study pertaining to the dates of the ownership changes and the value of the Company on the dates of the ownership changes.  The conclusions contained in the NOL Study are subject to interpretation, and therefore, the limitation could be subject to change.

Beginning in 2004, the Company became subject to Federal Alternative Minimum Tax (“AMT”) for earnings generated within the United States.  The Company recognizes AMT expense at the end of each interim period based on the estimated effective AMT tax rate for the full fiscal year.

The Company recognizes income tax expense related to income generated outside of the United States based upon the applicable tax rates of the foreign countries in which the income is generated.  During the three and six months ended June 30, 2005, the substantial majority of the Company’s foreign-sourced income is generated in the United Kingdom.

The Company has recorded a deferred tax liability in the amount of $21.9 million, primarily related to the assignment of estimated fair value to certain purchased identifiable intangible assets associated with the acquisition of Active Hotels.  The deferred tax liability primarily represents an estimate of the differences between future income taxes that will be recognized for financial reporting purposes, as compared to that which will be reported for income tax return purposes.

16.          COMMITMENTS AND CONTINGENCIES

Acquisition of Active Hotels.

In connection with the Company’s acquisition of Active Hotels, the Company sold a 2.3% equity interest in Active

Hotels (the “Purchased Shares”) to a group of Active Hotels employees for a cash purchase price per share equal to the purchase price per share paid by the Company to acquire Active Hotels.  The Company also granted restricted stock (the “Granted Shares”) representing an additional 1.1% equity interest in its Active Hotels subsidiary to certain employees of Active Hotels.  The holders of the Purchased Shares and the Granted Shares can require the Company to purchase the Purchased Shares and the Granted shares at certain future dates for a purchase price equal to their then fair market value.  In addition, the Company can require the holders of the Purchased Shares and the Granted Shares to sell the Purchased Shares and the Granted Shares to the Company at certain future dates for a purchase price equal to their then fair market value.  As more fully discussed in Note 17 to the unaudited consolidated condensed financial statements, the Purchased Shares and Granted Shares were exchanged for substantially similar securities in priceline.com International Limited in connection with the Company’s July 2005 acquisition of Bookings B.V.

Litigation.

On December 30, 2004, the City of Los Angeles filed a putative class action complaint in Superior Court for the County of Los Angeles, on behalf of itself and other allegedly similarly situated cities in California, naming as defendants:  Hotels.com, L.P.; Hotel.com GP, LLC; Hotwire, Inc.; Cheaptickets, Inc.; Cendant Travel Distribution Services Group, Inc.; Expedia, Inc.; Internetwork Publishing Corp. (d/b/a Lodging.com); Lowestfare.com, Inc.; Maupintour Holding LLC; Orbitz, Inc.; Orbitz, LLC; priceline.com, Inc.; Site59.com, LLC; Travelocity.com, Inc.; Travelocity.com LP; Travelweb, LLC; Travelnow.com, Inc.  (City of Los Angeles v. Hotels.com, Inc. et al.) The complaint alleges, among other things, that each of these defendants violated the Uniform Transient Occupancy Tax Ordinance of the City of Los Angeles, and allegedly similar ordinances of other California cities, with respect to the charges to and remittance of amounts to cover taxes under such ordinances, and that such violations also constitute acts of unfair competition under California Business and Professions Code Section 17200, et seq. (“Section 17200”).  The complaint seeks payment of alleged unpaid taxes owed, relief from conversion, including punitive damages, and imposition of a constructive trust.  The Company and its wholly owned subsidiaries, Lowestfare.com and Travelweb, have been served with the complaint.  A case management conference was held on May 19, 2005 at which the Court scheduled a hearing for motions challenging the Complaint on misjoinder grounds for September 14, 2005 and ordered limited discovery.  The Company and other Defendants are in the process of briefing the misjoinder issue and are taking the necessary steps to begin producing documents in accordance with the Court’s order.  The Company intends to defend vigorously against this action.

On February 17, 2005, a putative class action complaint was filed in the same court by Ronald Bush and three other individuals on behalf of themselves and other allegedly similarly situated California consumers against several of the same defendants as named in the City of Los Angeles action, including the Company (Bush et al. v. Cheaptickets, Inc. et al.)  The complaint alleges each of the defendants engaged in acts of unfair competition in violation of Section 17200 relating to their respective disclosures and charges to customers to cover taxes under the above ordinances of City of Los Angeles and other California cities, and service fees.  The complaint seeks restitution under Section 17200, relief for alleged conversion, including punitive damages, injunctive relief, and imposition of a constructive trust.  The Company was served with the complaint on February 25, 2005.  The defendants removed this action to the United States District Court for the Central District of California.  On May 9, 2005, the District Court issued an order remanding the action to state court.  Defendants timely appealed to the Ninth Circuit, which on July 13, 2005 agreed to hear the appeal.  The Company and other Defendants are in the process of preparing briefs on this appeal.  These briefs are to be filed on August 19, 2005.  In the meantime, the Company anticipates that the state court will schedule a case management conference similar to the conference in the City of Los Angeles action.  On July 1, 2005, Plaintiffs filed an amended complaint, adding claims pursuant to California’s Consumer Legal Remedies Act, Civil Code §1750, et seq. and claims for breach of contract and the implied duty of good faith and fair dealing.  The Company and other Defendants are currently seeking the scheduling of a case management conference before the state court to determine a schedule for motions challenging the amended complaint.

Also on February 17, 2005, a putative class action complaint was filed in the Superior Court of the State of Delaware for New Castle County by Jeanne Marshall and three other individuals on behalf of themselves and a putative class of allegedly similarly situated consumers nationwide against the Company (Marshall, et al. v. priceline.com, Inc.).  The complaint alleges that the Company violated the Delaware Consumer Fraud Act, Del. Code Ann. Tit. 6, § 2511, et seq., relating to its disclosures and charges to customers to cover taxes under city hotel occupancy tax ordinances nationwide, and service fees.  The Company was served with the complaint on March 2, 2005 and moved to dismiss the complaint on April 21, 2005.  The Company was also moved to stay discovery until a determination of its motion to dismiss the complaint and the Court granted that stay on May 11, 2005.  On June 10, 2005, Plaintiffs filed an amended complaint that asserts claims under the Delaware Consumer Fraud Act and for beach of contract and the implied duty of good faith and fair dealing.  The amended complaint seeks compensatory damages, punitive damages, attorneys’ fees and other relief.  On July 15, 2005, the Company filed a motion to dismiss the amended complaint on the basis that it fails to allege sufficient facts to state a cause of action.  A hearing on the Company’s motion to dismiss is scheduled for November 4, 2005.

On July 12, 2005, the City of Philadelphia, Pennsylvania, filed a complaint in the Court of Common Pleas for Philadelphia County, Pennsylvania against Hotels.com; Hotels.com GP, LLC; Hotwire.com; Cheaptickets, Inc.; Cendant Travel Distribution Services Group, Inc.; Expedia, Inc.; Internetwork Publishing Corp. (d/b/a Lodging.com); Lowestfare.com, Inc.; Maupintour Holding LLC; Orbitz, Inc.; Orbitz, LLC; priceline.com, Inc.; Site59.com, LLC; Travelocity.com, Inc.; Travelocity.com LP; Travelweb, LLC and Travelnow.com, Inc.  (City of Philadelphia, Pennsylvania v. Hotels.com, et al.)  The complaint alleges, among other things, that each of these defendants violated the hotel room rental tax provisions of Section 19-2401, et seq., of the Philadelphia Municipal Code with respect to the charges to and remittance of amounts to cover taxes under the Code.  The complaint also asserts claims for conversion, imposition of a constructive trust, and a demand for a legal accounting.  The complaint seeks payment of alleged unpaid taxes owed, disgorgement and restitution of all funds allegedly owed to Plaintiff, an accounting, attorneys’ fees, and other relief.  The Company has been served with the suit, but its wholly owned subsidiaries, Lowestfare.com and Travelweb, have not.

The Company intends to defend vigorously against these actions.  The Company is unable at this time to predict the outcome of these suits or reasonably estimate a range of possible loss, if any.

On March 16, March 26, April 27, and June 5, 2001, respectively, four putative class action complaints were filed in the U.S. District Court for the Southern District of New York naming priceline.com, Inc., Richard S. Braddock, Jay Walker, Paul Francis, Morgan Stanley Dean Witter & Co., Merrill Lynch, Pierce, Fenner & Smith, Inc., BancBoston Robertson Stephens, Inc. and Salomon Smith Barney, Inc. as defendants (01 Civ. 2261, 01 Civ. 2576, 01 Civ. 3590 and 01 Civ. 4956).  Shives et al. v. Bank of America Securities LLC et al., 01 Civ. 4956, also names other defendants and states claims unrelated to the Company.  The complaints allege, among other things, that priceline.com and the individual defendants violated the federal securities laws by issuing and selling priceline.com common stock in priceline.com’s March 1999 initial public offering without disclosing to investors that some of the underwriters in the offering, including the lead underwriters, had allegedly solicited and received excessive and undisclosed commissions from certain investors.  By Orders of Judge Mukasey and Judge Scheindlin dated August 8, 2001, these cases were consolidated for pre-trial purposes with hundreds of other cases, which contain allegations concerning the allocation of shares in the initial public offerings of companies other than priceline.com, Inc.  By Order of Judge Scheindlin dated August 14, 2001, the following cases were consolidated for all purposes:  01 Civ. 2261; 01 Civ. 2576; and 01 Civ. 3590.  On April 19, 2002, plaintiffs filed a Consolidated Amended Class Action Complaint in these cases.  This Consolidated Amended Class Action Complaint makes similar allegations to those described above but with respect to both the Company’s March 1999 initial public offering and the Company’s August 1999 second public offering of common stock.  The named defendants are priceline.com, Inc., Richard S. Braddock, Jay S. Walker, Paul E. Francis, Nancy B. Peretsman, Timothy G. Brier, Morgan Stanley Dean Witter & Co., Goldman Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith, Inc., Robertson Stephens, Inc. (as successor-in-interest to BancBoston), Credit Suisse First Boston Corp. (as successor-in-interest to Donaldson Lufkin & Jenrette Securities Corp.), Allen & Co., Inc. and Salomon Smith Barney, Inc.  Priceline, Richard Braddock, Jay Walker, Paul Francis, Nancy Peretsman, and Timothy Brier, together with other issuer defendants in the consolidated litigation, filed a joint motion to dismiss on July 15, 2002.  On November 18, 2002, the cases against the individual defendants were dismissed without prejudice and without costs.  In addition, counsel for plaintiffs and the individual defendants executed Reservation of Rights and Tolling Agreements, which toll the statutes of limitations on plaintiffs’ claims against those individuals.  On February 19, 2003, Judge Scheindlin issued an Opinion and Order granting in part and denying in part the issuer’s motion.  None of the claims against the Company were dismissed.  On June 26, 2003, counsel for the plaintiff class announced that they and counsel for the issuers had agreed to the form of a Memorandum of Understanding (the “Memorandum”) to settle claims against the issuers.  The terms of that Memorandum provide that class members will be guaranteed $1 billion in recoveries by the insurers of the issuers and that settling issuer defendants will assign to the class members certain claims that they may have against the underwriters.  Issuers also agree to limit their abilities to bring certain claims against the underwriters.  If recoveries in excess of $1 billion are obtained by the class from any non-settling defendants, the settling defendants’ monetary obligations to the class plaintiffs will be satisfied; any amount recovered from the underwriters that is less than $1 billion will be paid by the insurers on behalf of the issuers.  The Memorandum, which is subject to the approval of each issuer, was approved by a special committee of the priceline.com Board of Directors on Thursday, July 3, 2003.  Thereafter, counsel for the plaintiff class and counsel for the issuers agreed to the form of a Stipulation and Agreement of Settlement with Defendant Issuers and Individuals (“Settlement Agreement”).  The Settlement Agreement implements the Memorandum and contains the same material provisions.  On June 11, 2004, a special committee of the priceline.com Board of Directors authorized the Company’s counsel to execute the Settlement

Agreement on behalf of the Company.  The Settlement Agreement is subject to final approval by the Court and the process to obtain that approval is still pending.

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
Kwan v. priceline.com Inc., Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 3:00 CV 2069 (District of Connecticut).
Krim v. priceline.com Inc., Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 3:00 CV 2083 (District of Connecticut).
Karas v. priceline.com Inc., Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 3:00 CV 2232 (District of Connecticut).
Michols v. priceline.com Inc., Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 3:00 CV 2280 (District of Connecticut).

All of these cases have been assigned to Judge Dominic J. Squatrito.  On September 12, 2001, Judge Squatrito ordered that these cases be consolidated under the Master File No. 3:00cv1884 (DJS), and he designated lead plaintiffs and lead plaintiffs’ counsel.  On October 29, 2001, plaintiffs served a Consolidated Amended Complaint.  On February 5, 2002, Amerindo Investment Advisors, Inc., who was one of the lead plaintiffs in the consolidated action, made a motion for leave to withdraw as lead plaintiff.  The Court granted that motion on May 30, 2002.  On February 28, 2002, the Company filed a motion to dismiss the Consolidated Amended Complaint.  On October 7, 2004, the Court issued a Memorandum of Decision granting, in part, and denying, in part, the Company’s motion.  A scheduling order was entered by the Court on November 2, 2004 and the parties are now proceeding with discovery.  Plaintiffs filed a motion for class certification on January 7, 2005, and the Company has filed its opposition to that motion.  The Company intends to defend vigorously against this action.  The Company is unable to predict the outcome of these suits or reasonably estimate a range of possible loss, if any.

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

On November 7, 2003, the Company was served with a complaint that purported to be a shareholder derivative action against its Board of Directors and certain of its current and former executive officers, as well as the Company (as a nominal defendant).  The complaint alleged, among other things, breach of fiduciary duty, waste of corporate assets and misappropriation of corporate information.  The claims in the complaint appear to be substantially repetitive of the claims pending in the derivative action in Delaware which is described above.  The action is captioned Don Powell v. Richard S. Braddock, Jay S. Walker, Daniel H. Schulman, Paul A. Allaire, Ralph M. Bahna, Paul J. Blackney, William E. Ford, Marshall Loeb, N. J. Nicholas, Jr., Nancy B. Peretsman, and Heidi G. Miller and priceline.com Incorporated (Superior Court, Judicial District of Stamford/Norwalk, State of Connecticut).  On January 28, 2004, defendants Blackney, Nicholas, Peretsman and Loeb moved to dismiss the complaint for lack of personal jurisdiction.  On January 29, 2004, defendant Miller moved to dismiss the complaint for lack of personal jurisdiction and for insufficient service of process.  On February 27, 2004, defendants Braddock, Walker, Schulman, Allaire, Bahna, Blackney, Loeb, Nicholas, Peretsman, Miller and priceline.com moved to dismiss the complaint for lack of subject matter jurisdiction and defendants Braddock and Schulman also moved to dismiss the complaint for lack of personal jurisdiction and insufficient service of process.  At a hearing on May 3, 2004, the Court stated that it would not rule on the pending motions until the pending motions in the Delaware action described above are decided.  The Court conducted a subsequent status conference on January 10, 2005, at which it requested that the parties report back no later than March 15, 2005 on the status of the Delaware derivative suit.  On March 15, 2005, the parties informed the Court in writing that the oral argument in the Delaware case had been postponed until May 9, 2005, and that the parties would contact the Court with a status report after that hearing was held.  The Delaware Court dismissed three of the four counts in the second amended complaint in the Delaware derivative suit.  All of the counts against the defendants Allaire, Bahna, Blackney, Ford, Loeb, Miller, Peretsman and Schulman have now been dismissed.  The Delaware Court has not yet ruled on the one remaining count.  The parties in the Connecticut action advised the Connecticut Court of the Delaware Court’s ruling by letter dated June 6, 2005, and will provide a further update to the Connecticut Court once the Delaware Court rules on the remaining count in the Delaware Action.  The Company intends to defend vigorously against this action.  The Company is unable to predict the outcome of this suit or reasonably estimate a range of possible loss, if any.

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

17.          SUBSEQUENT EVENTS

On July 14, 2005, the Company, through a wholly (indirectly) owned English subsidiary, acquired 100% of the total issued share capital of Bookings B.V. (“Bookings”), an Amsterdam-based provider of online services for the booking of European hotel reservations.  The total consideration for all of the Bookings shares acquired was approximately €109 million (approximately $133 million), paid substantially in cash.

As part of the transaction, six key managers of Bookings purchased securities in the form of Series C ordinary shares of priceline.com International Limited, a newly formed, wholly (indirectly) owned English subsidiary of the Company (“New UK Holding”), representing approximately 6% of the share capital of New UK Holding for a total consideration of approximately £10.6 million (approximately $18.7 million).  In addition, the key managers of Bookings were granted restricted stock units that are payable in Series C ordinary shares of New UK Holding with an aggregate fair market value of

approximately $1,000,000.   Certain employees and managers of Bookings were also granted non-qualified stock options to acquire shares of the Company’s common stock and restricted stock units payable in shares of the Company’s common stock.

Prior to the transaction, New UK Holding entered into certain arrangements with the managers of Active Hotels.  The managers of Active Hotels acquired securities in the form of Series B ordinary shares of New UK Holding (with such rights attaching to the securities, as were attached to the Series B ordinary shares that they previously held in Active Hotels) in exchange for the Series B ordinary shares they each held in Active Hotels, representing approximately 2% of the share capital of New UK Holding.  Prior to the transaction, the Company (through a wholly (indirectly) owned subsidiary) also acquired securities in the form of Series A ordinary shares of New UK Holding (with such rights attaching to the securities, as were attached to the Series A ordinary shares in Active Hotels) in exchange for the Series A ordinary shares in the capital of Active Hotels.

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

•          Transaction revenue from our price-disclosed hotel room service, facilitated principally through our retail merchant model hotel service, which was integrated after our second quarter 2004 acquisition of Travelweb LLC; and

•          Other revenues derived primarily from selling advertising on our websites.

Trends.  The on-line sale of travel services has been one of the fastest growing sectors of the Internet since the late 1990s.  While the online market for travel services continues to experience significant annualized growth, we believe that the market share of third-party distributors, like priceline.com, has declined over the recent past and that the growth of the domestic on-line market for travel services has slowed.  We believe the decline in market share is attributable, in part, to a concerted initiative by airlines and hotel chains to direct customers to their own web sites in an effort to reduce distribution expenses and, in the case of hotel chains, establish more direct control over their pricing.  In addition, over the course of 2005, airlines and hotel chains have generally experienced year-over-year increases in load factors (a common metric that measures airplane customer usage) and occupancy rates (a common metric that measures hotel customer usage), respectively, which leaves them with less excess inventory to provide third party intermediaries like priceline.com.  Notwithstanding these trends, we continue to believe that the market for on-line travel services is an attractive market with continued opportunity for growth, in particular, in certain international markets.

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

Deep retail discounting by the airlines negatively affects demand for our Name Your Own Price® airline ticket service because it hurts our value proposition and makes users less willing to accept the trade-offs associated with our service for what has become, in many cases, modest fare savings.  In addition, decreased airline capacity hurts our business by reducing the levels of inventory available to us and increasing our cost of inventory.  Customer offer prices have not kept pace with the increase in our cost of inventory and are, therefore, lower in proportion to our average cost of supply, which has, for the better part of the last three years, materially and negatively affected the number of Name Your Own Price® tickets sold.

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

Despite the trends associated with our Name Your Own Price® airline ticket service and the recent slackening of domestic online travel market growth described above, the online travel sector, overall, continues to grow.  In the last two years, we have embarked on a strategy to more broadly participate in that growth by expanding our service offerings and markets.

We have taken and expect to continue to take steps to diversify our revenue among “non-opaque” services, such as by allowing our customers to purchase price disclosed retail airline, hotel and rental car travel services, which we believe will help broaden our customer appeal.  To this end, in the fourth quarter of 2003, we began offering customers the ability to purchase airline tickets at disclosed, retail prices and, in March 2005, we launched a price disclosed hotel service using the retail merchant model hotel service of Travelweb LLC, which we purchased in May 2004 and have integrated into our operations, on our web site, www.priceline.com.  In October 2004, we launched a search and booking engine on priceline.com to allow customers to choose between an “opaque” or a price-disclosed rental car offering and, in the second quarter of 2004, we implemented a new feature on our vacation packages path that allows customers to choose between an “opaque” or a disclosed flight itinerary.  Our intent is to provide customers maximum flexibility by allowing them to select a retail price disclosed service or to make use of the Name Your Own Price® service.

We have also taken steps to expand the markets we serve.  In September 2004, we acquired Active Hotels Ltd., a U.K. based on-line hotel service.  Active Hotels gives us a strong presence in the U.K.’s on-line hotel market.  Furthermore, in July 2005, we acquired Amsterdam-based Bookings B.V., one of Europe’s leading Internet hotel reservation services, with offices in Amsterdam, Barcelona, Berlin, Paris and Pisa.   We work with a range of chain-owned and independently owned hotels across Europe and in major cities around the world.   We believe these acquisitions create opportunities for us to expand our businesses both in Europe and the U.S.  See – Recent Developments.

We intend to continue to execute on our strategy of diversifying our service offerings and markets, through both continued internal development of services and, if appropriate, acquisitions.  As a result of the initiatives described above, the growth rates for our “agency” businesses, which are generally comprised of our price-disclosed retail services, have, over the recent past, significantly exceeded the growth rates for our “merchant” businesses, which are comprised primarily of our slower-growing “opaque” services.

Other.  A number of travel suppliers, particularly airlines, have indicated publicly that, as part of an effort to reduce distribution costs, they intend to reduce their dependence over time on what they view to be “expensive” distribution channels such as global distribution systems (GDSs).  A number of travel suppliers have reached agreements with travel distributors that require rebates of all or part of the fees received from the GDS.  We have agreed to rebate certain GDS costs to certain suppliers in exchange for contractual considerations such as those relating to inventory pricing and availability, and expect to continue to do so in the future.  Additionally, travel suppliers are encouraging third-party travel intermediaries, such as us, to develop technology to bypass the GDS, such as enabling direct connections to the travel suppliers or using other alternatives to traditional GDSs.  Development of such technology would require the use of information technology resources and could cause us to incur additional operating expenses and delay other projects.  We have been and believe that we will continue to be under significant pressure from travel suppliers, including most of the major domestic airlines and many of our significant hotel suppliers, to rebate all or part of the travel booking fees we receive from Worldspan, L.P., our GDS, and to significantly reduce or eliminate their distribution costs.

We believe that our success will depend in large part on our ability to maintain profitability, primarily from our leisure travel business, to continue to promote the priceline.com brand and, over time, to offer other travel services and further expand into international markets. Further terrorist attacks, hostilities in the Middle East or elsewhere, the liquidation of major domestic airlines now in bankruptcy, the bankruptcy of an additional carrier or the withdrawal from our system of a major airline (or the consolidation of our major airline suppliers) or hotel supplier, could adversely affect our business and results of operations and impair our ability to effectively implement all or some of the initiatives described above.  We intend to continue to invest in marketing and promotion, technology and personnel within parameters consistent with attempts to improve operating results.  We also intend to broaden the scope of our business, and to that end, we explore strategic alternatives from time to time in the form of, among other things, mergers and acquisitions.  Our goal is to improve volume and sustain gross margins in an effort to maintain profitability. The uncertain environment described above makes the prediction of future results of operations difficult, and accordingly, we cannot provide assurance that we will sustain revenue growth and profitability.

Financial Presentation

Starting with the three months ended September 30, 2004, we began reporting “online advertising” and “offline advertising” instead of “advertising expense” on our consolidated statement of operations.  We made this change because our retail merchant model hotel service and our European operations rely primarily on online advertising to drive their respective businesses, and the integration of the retail merchant model hotel service of Travelweb and our acquisition of Active Hotels have resulted in a large increase in our consolidated online advertising spending.  We have also added a discussion of the operating metric “Gross Bookings”, which represents the total dollar value, inclusive of taxes and fees, of all travel services purchased by our customers.

In addition, starting with the three months ended September 30, 2004, we began combining (1) warrant costs with sales and marketing expenses, (2) stock compensation expense with personnel costs and (3) option taxes with general and administrative expenses, in order to better display the total cost of the associated activity.

Recent Accounting Pronouncements

See Note 5 to our unaudited consolidated condensed financial statements for a description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

Recent Developments

On July 14, 2005, we acquired, through a wholly (indirectly) owned English subsidiary, 100% of the total issued share capital of Bookings B.V., an Amsterdam-based provider of online services for the booking of European hotel reservations.  The total consideration for all of the Bookings shares acquired was approximately €109 million (approximately $133 million), paid substantially in cash.

As part of the transaction, six key managers of Bookings purchased securities in the form of Series C ordinary shares of priceline.com International Limited, a newly formed, wholly (indirectly) owned English subsidiary of ours (“New UK Holding”), representing approximately 6% of the share capital of New UK Holding for a total consideration of approximately £10.6 million (approximately $18.7 million).  In addition, the key managers of Bookings were granted restricted stock units that are payable in Series C ordinary shares of New UK Holding with an aggregate fair market value of approximately $1,000,000.   Certain employees of Bookings were also granted non-qualified stock options to acquire shares of our common stock and restricted stock units payable in shares of our common stock.

Prior to the transaction, New UK Holding entered into certain arrangements with the managers of Active Hotels.  The managers of Active Hotels acquired securities in the form of Series B ordinary shares of New UK Holding (with such rights attaching to the securities, as were attached to the Series B ordinary shares that they previously held in Active Hotels) in exchange for the Series B ordinary shares they each held in Active Hotels, representing approximately 2% of the share capital of New UK Holding.  Prior to the transaction, we (through a wholly (indirectly) owned subsidiary) also acquired securities in the form of Series A ordinary shares of New UK Holding (with such rights attaching to the securities, as were attached to the Series A ordinary shares in Active Hotels) in exchange for the Series A ordinary shares in the capital of Active Hotels.

Results of Operations

Three and Six Months Ended June 30, 2005 compared to the Three and Six Months Ended June 30, 2004

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

The number of airline tickets, hotel room nights and rental car days sold through our web sites and the related gross bookings were as follows:

	Airline Tickets	Hotel Room Nights	Rental Car Days	Gross Bookings

Three Months ended June 30, 2005	789,000	2.7 million	1.5 million	$569 million

Three Months ended June 30, 2004	822,000	2.0 million	1.4 million	$473 million

Six Months ended June 30, 2005	1.5 million	5.3 million	2.8 million	$1,079 million

Six Months ended June 30, 2004	1.4 million	3.7 million	2.6 million	$836 million

Airline tickets sold decreased by 4.1% and increased by 6.3% for the three and six months ended June 30, 2005, respectively, over the same periods in 2004.  The decrease in the number of airline tickets sold in the three months ended June 30, 2005 compared to the same period in 2004 was primarily attributable to a deceleration in the growth rate of our retail airline ticket service, which was launched in the fourth quarter of 2003, and a significant percentage decrease in the sale of “opaque” airline tickets.  The increase in the number of airline tickets sold in the six months ended June 30, 2005 compared to the same period in 2004 was primarily attributable to the growth of our retail airline ticket service in the first quarter of 2005, when compared to the first quarter of 2004, the first full-quarter in which we offered a retail choice for airline tickets, which more than offset the large annualized percentage decrease in “opaque” airline tickets sold in the period.  See “Managements Discussion and Analysis of Financial Condition and Results of Operations – Overview – Trends” above.

Hotel room nights sold increased by 37.1% and 43.9% for the three and six months ended June 30, 2005, respectively, over the same periods in 2004.  The substantial majority of the increase in the number of hotel room nights sold in the three and six months ended June 30, 2005 compared to the same periods in 2004 was driven by the inclusion of hotel room nights sold through our retail merchant model hotel service, which was integrated after our acquisition of Travelweb during the second quarter 2004, and Active Hotels, which was acquired in the third quarter of 2004.

Rental car days sold increased by 8.9% and 7.3% for the three and six months ended June 30, 2005, respectively, over the same periods in 2004 due to increases in sales of our retail choice rental car service which was launched in the fourth quarter of 2004 as well as increases in sales of our opaque rental car service.

Gross bookings increased by 20.3% and 29.0% for the three and six months ended June 30, 2005, respectively, compared to the same periods in 2004.  The increase was driven primarily by a 51.2% and 73.6% increase in “agency” bookings for the three and six months ended June 30, 2005, respectively, which was primarily attributable to (1) the inclusion of approximately $76 million and $145 million, respectively, of gross bookings from Active Hotels, which was acquired in the third quarter of 2004; (2) the sale of retail airline tickets, a service which was launched in the fourth quarter of 2003; (3) an increase in the average unit selling price of our airline ticket and hotel room services; and (4) the inclusion of agency gross bookings relating to our retail merchant model hotel service.

Revenues

We classify our revenue into three categories:

•      Merchant revenues are derived from transactions where we are the merchant of record and are responsible for, among other things, collecting receipts from our customers, remitting payments to our suppliers and establishing the price of services we offer.  Merchant revenues include (1) transaction revenues representing the selling price of Name Your Own Price® airline tickets, hotel rooms, rental cars and price disclosed vacation packages; (2) transaction revenues representing the amount charged to a customer, less the amount charged by suppliers in connection with the hotel rooms provided through our retail merchant model hotel service; (3) customer processing fees charged in connection with the sale of Name Your Own Price® airline tickets, hotel rooms and rental cars and retail merchant hotels; and (4) ancillary fees, including Worldspan, L.P. reservation booking fees related to the aforementioned transactions.

•      Agency revenues are derived from travel related transactions where we are not the merchant of record and where the prices of our services are determined by third parties. Agency revenues include travel commissions, customer processing fees and Worldspan reservation booking fees and are reported at the net amounts received, without any associated cost of revenue.

•      Other revenues are derived primarily from advertising on our web sites.

We continue to experience a shift in the mix of our airline ticket business from a business historically focused exclusively on the sale of merchant (“opaque”) airline tickets to a business that includes the sale of retail airline tickets.  Because merchant (“opaque”) airline tickets are reported on a “gross” basis and retail airline tickets are primarily recorded on a “net” basis, airline ticket revenue increases and decreases are impacted by changes in the mix of the sale of merchant and retail airline tickets and, consequently, gross profit has become an important measure of evaluating growth in our business.  Additionally, our acquisition of Active Hotels during the third quarter of 2004, contributed approximately $10.7 million and $17.7 million to our revenues for the three and six months ended June 30, 2005, respectively.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	($000)%			($000)%
	2005	2004	Change	2005	2004	Change

Merchant Revenues	$246,504	$249,860	(1.3)%	$464,032	$466,871	(0.6)%

Agency Revenues	18,858	8,747	115.6%	33,783	15,195	122.3%

Other Revenues	1,195	782	52.8%	2,134	1,454	46.8%

Total Revenues	$266,557	$259,389	2.8%	$499,949	$483,520	3.4%

Merchant Revenues

Merchant revenues for the three and six months ended June 30, 2005 and 2004, consisted primarily of:  (1) transaction revenues representing the selling price of Name Your Own Price® airline tickets, hotel rooms, rental cars and price disclosed vacation packages; (2) transaction revenues representing the amount charged to a customer, less the amount charged by suppliers in connection with the hotel rooms provided through our retail merchant model hotel service; (3) customer processing fees charged in connection with the sale of Name Your Own Price® airline tickets, hotel rooms and rental cars and retail merchant hotels; and (4) ancillary fees, including Worldspan, L.P. reservation booking fees related to the aforementioned transactions.

Merchant revenue for the three and six months ended June 30, 2005 decreased by 1.3% and 0.6%, respectively, compared to the same periods in 2004 due to a substantial decrease in the sale of Name Your Own Price® airline tickets, which was partially offset by increased revenue from retail merchant model hotel transactions.  We believe that the decrease in the number of Name Your Own Price® airline tickets sold continued to be due primarily to low retail airline ticket prices and the availability of retail tickets on our web site.  In particular, we believe that lower retail pricing causes customers who might normally be willing to make the tradeoffs associated with our Name Your Own Price® airline service in exchange for savings off of higher retail rates, to purchase travel services at the lower retail rates, or from “low-cost” carriers, without having to make any trade-offs.

Agency Revenues

Agency revenues for the three and six months ended June 30, 2005 and 2004 consisted primarily of: (1) processing fees and third-party supplier commissions related primarily to the sale of travel services including the sale of retail non-merchant model hotels, rental cars, cruises and other travel services; and (2) ancillary fees, including GDS reservation booking fees related to price-disclosed transactions.  Agency revenues for the three and six months ended June 30, 2005 increased from the same periods a year ago, primarily as a result of (1) the inclusion of approximately $10.7 million and $17.7 million of agency revenue for the three and six months ended June 30, 2005, respectively, from Active Hotels which was acquired during the third quarter of 2004, and (2) increased sales of retail airline tickets.

Other Revenues

Other revenues during the three and six months ended June 30, 2005 and 2004 consisted primarily of: (1) advertising revenues; and (2) fees for referring customers to pricelinemortgage.com for home financing services.  Other revenues for the three and six months ended June 30, 2005 increased compared to the same periods in 2004, primarily as a result of higher on-line advertising revenue.

Cost of Revenues and Gross Profit

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	($000)%			($000)%
	2005	2004	Change	2005	2004	Change
Cost of Merchant Revenues	$201,323	$205,610	(2.1)%	$377,008	$386,367	(2.4)%

% of Merchant Revenues	81.7%	82.3%		81.2%	82.8%

Cost of Agency Revenues	—	—	—	—	—	—

% of Agency Revenues	0.0%	0.0%		0.0%	0.0%

Cost of Other Revenues	—	—	—	—	—	—

% of Other Revenues	0.0%	0.0%		0.0%	0.0%

Total Cost of Revenues	$201,323	$205,610	(2.1)%	$377,008	$386,367	(2.4)%

% of Revenues	75.5%	79.3%		75.4%	79.9%

Cost of Revenues

During the three and six months ended June 30, 2005, cost of revenues decreased by approximately $4.3 million and $9.4 million, respectively, over the same periods last year, due primarily to a shift in the mix of revenue toward services that have higher gross margins.  Cost of revenues declined because opaque transactions, whose revenues are recorded “gross” with a corresponding cost of revenue, represented a smaller percentage of transactions as compared to retail transactions which are recorded “net” with no corresponding cost of revenues.

Cost of Merchant Revenues

For the three and six months ended June 30, 2005 and 2004, cost of merchant revenues consisted primarily of: (1) the cost of opaque hotel rooms from our suppliers, net of hotel occupancy tax, (2) the cost of opaque airline tickets from our suppliers, net of the federal air transportation tax, segment fees and passenger facility charges imposed in connection with the sale of airline tickets; (3) the cost of opaque rental cars from our suppliers, net of applicable taxes; and (4) non-cash acquisition related amortization expenses associated with the acquisition of Travelweb.  Cost of merchant revenues for the three and six months ended June 30, 2005, decreased approximately 2.1% and 2.4%, respectively, compared to the same periods in 2004, due primarily to a decrease in overall merchant revenues.  Retail merchant model hotel revenues are recorded at their net amounts, which are amounts received less amounts paid to suppliers and therefore, there are no associated costs of retail merchant model hotel revenues.

Cost of Agency Revenues

Agency revenues are recorded at their net amount, which are amounts received less amounts paid to suppliers, if any, and therefore, there are no costs of agency revenues.

Cost of Other Revenues

For the three and six months ended June 30, 2005 and 2004, there were no costs of other revenues.

Gross Profit

Total gross profit increased for the three and six months ended June 30, 2005, as compared to the same periods in 2004, by approximately $11.5 million and $25.8 million, respectively, primarily as a result of increased revenue from (1) the inclusion of results from Active Hotels, which was acquired during the third quarter of 2004; and (2) increased sales of retail services.  Total gross margin (gross profit expressed as a percentage of total revenue) increased during the three and six month period ended June 30, 2005, compared to the same periods in 2004, because opaque transactions, whose revenues are recorded “gross” with a corresponding cost of revenue, represented a smaller percentage of transactions compared to retail merchant transactions which are primarily recorded “net” with no corresponding cost of revenues.  Because merchant transactions are reported “gross” and retail merchant transactions are primarily recorded on a “net” basis, we believe that gross profit has become an increasingly important measure of evaluating growth in our business.

	Three Months Ended			Six Months Ended
	June 30			June 30,
	($000)%			($000)%
	2005	2004	Change	2005	2004	Change

Merchant Gross Profit	$45,181	$44,250	2.1%	$87,024	$80,504	8.1%

Merchant Gross Margin	18.3%	17.7%		18.8%	17.2%

Agency Gross Profit	$18,858	$8,747	115.6%	$33,783	$15,195	122.3%

Agency Gross Margin	100.0%	100.0%		100.0%	100.0%

Other Gross Profit	$1,195	$782	52.8%	$2,134	$1,454	46.8%

Other Gross Margin	100.0%	100.0%		100.0%	100.0%

Total Gross Profit	$65,234	$53,779	21.3%	$122,941	$97,153	26.5%

Total Gross Margin	24.5%	20.7%		24.6%	20.1%

Merchant Gross Profit

Merchant gross profit consists of merchant revenues less the cost of merchant revenues. For the three and six months ended June 30, 2005, merchant gross profit increased from the same periods in 2004, primarily due to the inclusion of gross profit relating to our retail merchant model hotel service.  Merchant gross margin increased primarily because “opaque”

transactions, whose revenues are recorded “gross” with a corresponding cost of revenue, represented a smaller percentage of transactions in the three and six months ended June 30, 2005, when compared to retail transactions (primarily our retail merchant model hotel service), which are recorded “net” with no corresponding cost of revenues.

Agency Gross Profit

Agency gross profit consists of agency revenues, which are recorded net of agency costs, if any.  For the three and six months ended June 30, 2005, agency gross profit increased over the same periods in 2004 primarily due to an increase in the sale of retail airline tickets, hotel rooms, rental cars and related processing and GDS fees and travel commissions, and the inclusion of the results of Active Hotels, which was acquired during the third quarter of 2004.

Other Gross Profit

During the three and six months ended June 30, 2005, other gross profit increased from the same periods in 2004 primarily as a result of higher on-line advertising revenues.

Operating Expenses

Advertising

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	($000)%			($000)%
	2005	2004	Change	2005	2004	Change

Offline Advertising	$8,089	9,617	(15.9)%	$19,162	20,281	(5.5)%

% of Total Gross Profit	12.4%	17.9%		15.6%	20.9%

Online Advertising	$12,205	6,749	80.8%	$22,137	11,490	92.7%

% of Total Gross Profit	18.7%	12.5%		18.0%	11.8%

Offline advertising expenses consist primarily of: (1) the expenses associated with television and radio advertising; and (2) agency fees, the cost for creative talent and production costs for television and radio commercials. For the three and six months ended June 30, 2005, offline advertising expenses decreased over the same periods in 2004 primarily because we spent approximately 18% less on television advertising in the second quarter of 2005 in response to market conditions.  Online advertising expenses primarily consist of the costs of (1) affiliate programs; (2) keyword searches; (3) banner and pop-up advertisements; and (4) e-mail advertisements.  For the three and six months ended June 30, 2005, online advertising expenses increased over the same periods in 2004 primarily due to the inclusion of the online advertising expenses of Active Hotels and our retail merchant model hotel service, both of which rely primarily on online advertising to drive their businesses.  We intend to continue to promote the priceline.com brand aggressively throughout the remainder of 2005.

Sales and Marketing

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	($000)%			($000)%
	2005	2004	Change	2005	2004	Change

Sales and Marketing	$10,113	$9,096	11.2%	$18,322	$15,802	15.9%

% of Total Gross Profit	15.5%	16.9%		14.9%	16.3%

Sales and marketing expenses consist primarily of (1) credit card processing fees associated with merchant transactions; (2) fees paid to third-party service providers that operate our call centers; and (3) provisions for credit card charge-backs.  For the three and six months ended June 30, 2005, sales and marketing expenses, which are substantially variable in nature, increased over the same periods in 2004 due to increased gross booking volumes and the inclusion of sales and marketing expenses associated with Active Hotels.

Personnel

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	($000)%			($000)%
	2005	2004	Change	2005	2004	Change

Personnel	$9,761	$7,895	23.6%	$20,983	$16,236	29.2%

% of Total Gross Profit	15.0%	14.7%		17.1%	16.7%

Personnel expenses consist of compensation to our personnel, including salaries, bonuses, taxes, employee health benefits and stock based compensation. For the three and six months ended June 30, 2005, personnel expenses increased over the same periods in 2004 primarily due to additional salary expense resulting from the acquisitions of Travelweb and Active Hotels and an increase in stock-based compensation associated with restricted stock grants to employees and directors.  The year-over-year increase in personnel costs for each period was partially offset by lower employee bonus expenses during the three months ended June 30, 2005.

General and Administrative

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	($000)%			($000)%
	2005	2004	Change	2005	2004	Change

General and Administrative	$5,453	$4,454	22.4%	$9,687	$7,963	21.7%

% of Total Gross Profit	8.4%	8.3%		7.9%	8.2%

General and administrative expenses consist primarily of: (1) fees for outside professionals; (2) business insurance; (3) occupancy expenses; and (4) litigation related expenses. General and administrative expenses increased during the three and six months ended June 30, 2005 over the same periods during 2004 due to additional fees for outside professionals and expenses related to pending litigation, as well as expenses resulting from the acquisitions of Travelweb and Active Hotels.

Information Technology

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	($000)%			($000)%
	2005	2004	Change	2005	2004	Change

Information Technology	$2,776	$2,455	13.1%	$5,516	$4,969	11.0%

% of Total Gross Profit	4.3%	4.6%		4.5%	5.1%

Information technology expenses consist primarily of: (1) system maintenance and software license fees; (2) data communications and other expenses associated with operating our Internet sites; and (3) payments to outside contractors. For the three and six months ended June 30, 2005, information technology expenses increased from the same periods in 2004 primarily due to the inclusion of expenses of Travelweb and Active Hotels.

Depreciation and Amortization

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	($000)%			($000)%
	2005	2004	Change	2005	2004	Change

Depreciation and Amortization	$5,047	$2,565	96.8%	$10,513	$4,785	119.7%

% of Total Gross Profit	7.7%	4.8%		8.6%	4.9%

Depreciation and amortization expenses consist of:  (1) amortization of intangible assets with determinable lives; (2) amortization of internally developed and purchased software, (3) depreciation of computer equipment; and (4) depreciation of leasehold improvements, office equipment and furniture and fixtures.  For the three and six months ended June 30, 2005, depreciation and amortization expense increased from the same period in 2004, primarily as a result of depreciation and amortization expenses associated with the acquisitions of Travelweb and Active Hotels.

Interest

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	($000)%			($000)%
	2005	2004	Change	2005	2004	Change

Interest Income	$1,712	$1,029	66.4%	$3,168	$2,139	48.1%

Interest Expense	(1,239)	(566)	118.9%	(2,531)	(1,132)	123.6%

Total	$473	$463	2.2%	$637	$1,007	(36.7)%

For the three and six months ended June 30, 2005, net interest income on cash and marketable securities increased over the same periods in 2004 primarily due to higher overall cash and investment balances as well as higher prevailing interest rates.  Interest income was partially offset by interest expense, including coupon interest and amortization of debt issuance costs incurred in connection with the issuance of our $125 million aggregate principal amount 1% Convertible Senior Notes issued in August 2003, and our $100 million aggregate principal amount 2.25% Convertible Senior Notes issued in June 2004.

Other

Other consists primarily of minority interest expense and foreign exchange related gains and losses.  Minority interest expense increased in the three and six months ended June 30, 2005 compared to the same periods in 2004 due to the inclusion of Active Hotels, which was acquired during the third quarter of 2004.  For the three months ended June 30, 2005 and the three and six months ended June 30, 2004, this increase in minority interest expense was more than offset by foreign exchange gains on our hedging activities.  In the six months ended June 30, 2005, we incurred foreign exchange losses related to our United Kingdom-based foreign operations.

Taxes

For the three and six months ended June 30, 2005 we recorded income tax provisions of approximately $336,000 and $45,000, respectively.  The provision relates to a net foreign tax benefit related to the operations of Active Hotels in the U.K. net of federal alternative minimum tax expense on income earned in the United States.  Net operating loss carry forwards have offset the provision for income taxes on substantially all earnings generated within the United States.

As discussed in Note 15 to the unaudited consolidated condensed financial statements, we may, as soon as third quarter 2005, reverse a part of the valuation allowance recorded against our deferred tax asset if we determine it is more likely than not that some or all of the deferred tax asset will be realized.  The reversal of a portion of the valuation allowance would result in a potentially significant non-recurring income tax benefit in our results from operations. Our consolidated balance sheets would include the estimated carrying value of our deferred tax asset.  In reporting periods after the reversal of our valuation allowance, our reported financial results would include a provision for income taxes based upon the statutory

federal, state and foreign tax rates.   While such a provision is expected to be substantially non-cash in nature, our future reported net income and earnings per share would be materially negatively impacted.

Equity in Income (Loss) of Investees, net

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	($000)%			($000)%
	2005	2004	Change	2005	2004	Change

Equity in Income (Loss) of investees, net	$396	$(35)	—	$421	$(161)	—

Equity in income of investees, net for the three and six months ended June 30, 2005, represented our pro rata share of pricelinemortgage.com’s net income and, until May 2004, Travelweb.  The increase in equity in income of investees versus both comparable prior year periods was primarily due to the exclusion of our equity in the loss of Travelweb subsequent to our acquisition of Travelweb in May 2004.

Liquidity and Capital Resources

As of June 30, 2005, we had $277.9 million in cash, cash equivalents, short-term investments and restricted cash. Approximately $22.0 million is restricted cash on deposit collateralizing letters of credit issued in favor of certain suppliers and landlords. Also included in restricted cash are amounts held by our credit card processor company. We generally invest excess cash to make such funds readily available for operating purposes.  Cash equivalents and short-term investments are primarily comprised of highly liquid, high quality, investment grade debt instruments.

All of our merchant transactions are structured such that we collect cash up front from our customers and then we pay most of our suppliers at a subsequent date.  We therefore tend to experience significant swings in supplier payables depending on the absolute level of our cost of revenue during the last few weeks of every quarter.  This can cause volatility in working capital levels and impact cash balances more or less than our operating income would indicate.

Net cash provided by operating activities for the six months ended June 30, 2005 was $36.7 million, resulting from net income of $17.4 million, non-cash items not affecting June 30, 2005 cash flows of $14.2 million and $5.1 million of changes in working capital.  The changes in working capital for the six months ended June 30, 2005, were primarily related to a $19.9 million increase in accounts payable and accrued expenses, partially offset by a $15.7 million increase in accounts receivable.  The increases in accounts payable and accounts receivable were primarily due to increases in revenues and related cost of revenues attributable to increased hotel, vacation package and rental car transactions.  Non-cash items were primarily associated with the depreciation and amortization of property and equipment and intangible assets, primarily those acquired in our acquisitions of Travelweb and Active Hotels.  Net cash provided by operating activities for the six months ended June 30, 2004 was approximately $20.8 million, resulting from net income of approximately $16.5 million, non-cash items not affecting first quarter cash flows of approximately $7.0 million, and approximately $2.7 million of changes in working capital.  The changes in working capital for the six months ended June 30, 2004, were primarily related to an approximately $13.0 million increase in accounts receivable offset by an approximately $11.6 million increase in accounts payable and accrued expenses.  The increases in accounts receivable and accounts payable were primarily due to the increase in revenues and related cost of revenues attributable to an increase in hotel, vacation package and rental car transactions.  Non-cash items were primarily associated with the depreciation and amortization of property and equipment and intangible assets, primarily those acquired in our acquisition of Travelweb.

Net cash used in investing activities was $20.3 and $61.2 million, respectively, for the six months ended June 30, 2005 and 2004, respectively.  Investing activities in the six months ended June 30, 2005 was affected by the purchase of short-term investments and marketable securities in the amount of $14.6 million.  In both periods, net cash used in investing activities was also affected by purchases of property and equipment.  During the six months ended June 30, 2005, this amount was higher than previous periods due to increased spending on capitalized development activities, especially those related to the launch of our retail hotel service, purchases of computer hardware and the inclusion of capital spending by subsidiaries.  While we expect total capital expenditures for 2005 to exceed those of 2004, quarterly amounts for the remainder of the year are expected to be below those that took place in the three months ended June 30, 2005.  Investing activities for the six months ended June 30, 2004 was affected by the purchase of short-term investments and marketable securities of $55.4 million.  Although not impacting cash flows for the six months ended June 30, 2005, we paid approximately $132 million in connection with our July 2005 acquisition of Bookings B.V.

Net cash provided by financing activities was approximately $2.7 and $102.9 for the six months ended June 30, 2005 and 2004, respectively.  The cash provided by financing activities during the six months ended June 30, 2005 was primarily proceeds from the exercise of employee stock options, while a majority of the proceeds for the six months ended June 30, 2004 was provided by the issuance of $100 million of convertible senior notes.

We believe that our existing cash balances and liquid resources will be sufficient to fund our operating activities, capital expenditures and other obligations through at least the next twelve months. However, if during that period or thereafter, we are not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, we may be required to reduce our planned capital expenditures and scale back the scope of our business plan, either of which could have a material adverse effect on our future financial condition or results of operations. If additional funds were raised through the issuance of equity securities, the percentage ownership of our then current stockholders would be diluted.  There are no assurances that we will generate sufficient cash flow from operations in the future, that revenue growth or sustained profitability will be realized or that future borrowings or equity sales will be available in amounts sufficient to make anticipated capital expenditures or finance our strategies.

Off-Balance Sheet Arrangements.

As of June 30, 2005, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

During the three months ended June 30, 2005, sales of airline tickets from our five largest and two largest airline suppliers accounted for approximately 83% and 44% of total airline tickets sold, respectively, and 98% and 61% of Name Your Own Price® airline tickets sold, respectively.  As a result, currently we are substantially dependent upon the continued participation of these airlines in priceline.com in order to maintain and continue to grow our total gross profit.

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

As a general matter, during the course of our business, we are in continuous dialogue with our major airline suppliers about the nature and extent of their participation in our system. The significant reduction on the part of any of our major suppliers of their participation in our system – either Name Your Own Price® or price-disclosed service – for a sustained period of time or their complete withdrawal could have a material adverse effect on our business, results of operations and financial condition.  Moreover, certain airlines have significantly limited or eliminated sales of airline tickets through “opaque” channels, preferring to consistently show the lowest available price on their own web site.  If one or more participating airlines were to further limit or eliminate discounting through opaque channels, it could have a material adverse effect on our business, results of operations and financial condition.  In addition, the airline industry has experienced a shift in market share from full-service carriers to low-cost carriers that focus primarily on discount fares to leisure destinations and we expect this trend to continue.  Some low-cost carriers, such as Southwest and JetBlue, do not distribute their tickets through us or other third-party intermediaries.

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

We are dependent on certain hotels.

Our financial prospects are significantly dependent upon the sale of hotel room nights.  During the three and six months ended June 30, 2005, sales of Name Your Own Price® hotel room nights from our five largest hotel suppliers accounted for approximately 34.6% and 36.1%, respectively, of total Name Your Own Price® hotel room nights sold.  As a result, currently we are substantially dependent upon the continued participation of these hotels in priceline.com’s hotel service in order to maintain and continue to grow our total gross profit.

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

As a general matter, during the course of our business, we are in continuous dialogue with our major hotel suppliers about the nature and extent of their participation in our system.  Improving economic conditions are creating increased demand for hotel rooms and some hotels may reduce the amount of inventory they sell through our service or increase the negotiated rates at which they are willing to provide inventory.  If hotel occupancy rates improve to the point that our hotel suppliers no longer place the same value on our distribution systems, such suppliers may reduce the amount of inventory they make available through priceline.com and/or our European operations.  The significant reduction on the part of any of our major suppliers of their participation in our system for a sustained period of time or their complete withdrawal could have a material adverse effect on our business, results of operations and financial condition.

In addition, certain hotels have begun initiatives to reduce margins received by third party intermediaries on retail merchant transactions, which is the primary method we employ to distribute retail hotel room reservations.  While our retail merchant model agreements with our leading hotel suppliers provide for specified discounts, if one or more participating hotels were to require us to limit our merchant margins, upon contract renewal or otherwise, it could have a material adverse effect on our business, results of operations and financial condition.

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

If one of our major suppliers merges or consolidates with, or is acquired by, another company that either does not participate in the priceline.com system or that participates on substantially lower levels, the surviving company may elect not to participate in our system or to participate at lower levels than the previous supplier.  For example, in May 2005, US Airways and America West announced their intention to merge.  US Airways is a meaningful participant in our Name Your Own Price® system, but America West does not participate.  Failure of the resulting entity to participate in our Name Your Own Price® system would be the equivalent of US Airways pulling out of our Name Your Own Price® system and could have a material adverse effect on our business, results of operations and financial condition.  The loss of any major participant in our Name Your Own Price® system could result in other major participants electing to terminate their participation in the Name Your Own Price® system, which would further negatively impact our business, results of operations and financial condition.  In addition, fewer independent suppliers reduces opacity and competition among suppliers.  In such event, if we are unable to divert sales to other suppliers, our business results of operations and financial condition may be adversely affected.

Intense competition could reduce our market share and harm our financial performance.

We compete with both online and traditional sellers of the services offered on priceline.com. The market for the services we offer is intensely competitive, and current and new competitors can launch new sites at a relatively low cost. In addition, over the recent past, the on-line travel industry has consolidated, a trend we expect to continue. As a result of this consolidation, the major on-line travel companies with which we compete are owned by large well-capitalized companies.  For instance, the Cendant Corporation owns, Orbitz.com, Inc., Cheaptickets.com, Lodging.com and European travel sites ebookers plc and Gullivers.com, and Sabre Group owns Travelocity.com and lastminute.com plc, a European full-service travel site.  In addition, InterActive Corp. currently owns Expedia, Hotels.com and Hotwire.com, our primary competitor in the sale of “opaque” travel services.  The stockholders of InterActive recently approved the spin-off its on-line travel business into Expedia, which, as a stand-alone company, will continue to have significantly greater resources and capital than priceline.com.  We may not be able to effectively compete with industry conglomerates such as Cendant or Sabre or Expedia, each of which have access to significantly greater and more diversified resources than we do.

We currently or potentially compete with a variety of companies with respect to each service we offer. With respect to our travel services, these competitors include:

•                  Internet travel services such as Expedia, Hotels.com and Hotwire, all of which are owned by InterActive Corp., Gullivers.com, Travelocity and lastminute.com, which are owned by the Sabre Group and Cheaptickets, Orbitz.com, ebookers plc and Lodging.com, which are owned by the Cendant Corporation;

•                  traditional travel agencies;

•                  individual or groups of airlines, hotels, rental car companies, cruise operators and other travel service providers (all of which may provide services by telephone or through their branded web site);

•                  on-line travel search sites such as SideStep.com, Mobissimo.com, Cheapflights.com, FareChase, Kayak.com, or any substantially similar on-line travel search business using a business model sometimes referred to as “meta-search”; and

•                  operators of travel industry reservation databases such as Galileo, Worldspan, L.P. and Amadeus.

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

Competitors of our European operations include, among others, Superbreak.com, venere.com, gullivers.com, octopustravel.com and lastminute.com.

With respect to financial services, competitors of pricelinemortgage.com include banks and other financial institutions and online and traditional mortgage and insurance brokers, including E*Trade, ditech.com, mortgage.com, Quicken Mortgage, E-Loan, Lending Tree, which is owned by InterActive Corp., and iOwn, Inc.

We potentially face competition from a number of large Internet companies and services that have expertise in developing online commerce and in facilitating Internet traffic, including Amazon.com, AOL, MSN, Google.com and Yahoo!, which compete with us either directly or indirectly through affiliations with other e-commerce or off-line companies.  These “meta-search” companies leverage their search technology to aggregate travel search results across supplier, travel agent and other web sites.  For example, in July 2004, Yahoo! acquired FareChase, a travel search-engine that searches for fares and hotel rates at travel supplier and third-party websites, and refers traffic to those sites.  Other established search engine companies as well as start-ups are attempting to enter the online travel marketplace in this manner.  If Yahoo!, Google or other portals decide to refer significant traffic to travel search engines, it could result in more competition from supplier websites and higher customer acquisition costs for third-party sites such as ours.  Competition from these and other sources could have a material adverse effect on our business, results of operations and financial condition.

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

•                  securing vendors and inventory; and

•                  web site and systems development.

In addition, many airline, hotel and rental car suppliers have begun to focus on driving online demand to their own websites in lieu of third-party distributors such as us.  Certain suppliers have attempted to charge additional fees to customers who book airline reservations through an on-line channel other than their own web site.  Furthermore, many low cost airlines, who are having increasing success in the marketplace, distribute their inventory exclusively through their own websites.  Suppliers who sell on their own websites typically do not charge a processing fee, and, in some instances, offer advantages such as bonus miles or loyalty points, which could make their offerings more attractive to consumers than models like ours.

Increased competition could result in reduced operating margins, loss of market share and damage to our brand. There can be no assurance that we will be able to compete successfully against current and future competitors or that competition will not have a material adverse effect on our business, results of operations and financial condition.

Our business could be negatively affected by changes in search engine algorithms.

We utilize Internet search engines, principally through the purchase of travel-related keywords, to generate traffic to our web sites.  Our European operations, in particular, rely upon third-party distribution partners that derive substantial business from search engines.  If a major search engine changes its algorithms in a manner that negatively affects the search engine ranking of us or our third-party distribution partners, our business, results of operations and financial condition would be adversely affected.

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

In addition, some airlines are exploring alternative global distribution methods recently developed by new entrants to the global distribution marketplace.  Such new entrants propose using technology that is less complex than traditional global distribution systems, and that enables the distribution of airline tickets in a manner that is more cost-effective to the airline suppliers.  Our airline suppliers might pressure us to implement such a distribution system, but our contractual obligations to Worldspan would limit our ability to do so during the term of our agreement with Worldspan.  If, as a result, any of such suppliers reduces or ceases its participation in priceline.com, it could have a material adverse effect on our business, results of operations and financial condition.

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

As part of our business strategy, we acquired a substantial majority of Travelweb LLC in May 2004 and acquired all of the remaining interest in December 2004. In addition, in September 2004, we acquired Active Hotels Ltd., an online hotel booking company based in the United Kingdom, and, in July 2005, Bookings B.V., one of Europe’s leading Internet hotel reservation services.  We may enter into additional business combinations and acquisitions in the future.  Acquisitions may result in dilutive issuances of equity securities, use of our cash resources, incurrence of debt and amortization of expenses related to intangible assets.  In addition, the process of integrating an acquired company, business or technology may create unforeseen operating difficulties and expenditures.  The acquisitions of Travelweb, Active Hotels and Bookings were accompanied by a number of risks, including:

•                  the need to implement or remediate controls, procedures and policies appropriate for a larger public company at companies that prior to the acquisition lacked such controls, procedures and policies;

•                  the difficulty of assimilating the operations and personnel of Travelweb, Active Hotels and Bookings, which are principally located in Dallas, Texas, Cambridge, England, and Amsterdam, The Netherlands, respectively, with and into our operations, which are headquartered in Norwalk, Connecticut;

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

•                  the impairment of relationships with customers of Travelweb, Active Hotels, Bookings or our own customers as a result of any integration of operations;

•                  the impairment of relationships with employees of Travelweb, Active Hotels, Bookings or our own business as a result of any integration of new management personnel;

•                  the potential unknown liabilities associated with Travelweb, Active Hotels or Bookings.

We may experience similar risks in connection with any future acquisitions. We may not be successful in addressing these risks or any other problems encountered in connection with the acquisitions of Travelweb, Active Hotels and Bookings or that we could encounter in future acquisitions, which would harm our business or cause us to fail to realize the anticipated benefits of our acquisitions.  We currently have approximately $197 million assigned primarily to the intangible assets and goodwill of Travelweb and Active Hotels, and therefore, the occurrence of any of the aforementioned risks could result in a material adverse impact, including a material impairment of these assets.  We are in the process of allocating the purchase price of Bookings B.V. and are currently uncertain of the assignment of amounts to intangible assets and goodwill.

Our growth cannot be assured. Even if we do experience growth, we cannot assure you that we will grow profitably.

Our business strategies are dependent on the growth of our business. For us to achieve significant growth,

consumers and travel suppliers must continue to accept our web site as a valuable commercial tool. Consumers who have historically purchased travel services using traditional commercial channels, such as local travel agents and calling suppliers directly, must instead purchase these services on our web site. Similarly, travel suppliers will also need to accept or expand their use of our web site and view our web site as an efficient and profitable channel of distribution for their travel products. Our ability to enhance awareness of the priceline.com brands and offer services that will attract and retain a significant number of new consumers and travel suppliers is not certain, and therefore, our growth may be limited.

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

Our retail merchant model hotel service exposes us to certain risks that we have not traditionally experienced in the hotel business.

Our retail merchant model hotel service facilitates the purchase of hotel rooms by customers pursuant to a retail merchant model, which is based on merchant arrangements we make directly with individual hotel chains and independent hotel properties. We receive access to inventory directly from a hotel at a negotiated rate, and determine the retail price at which we will offer our services to the consumer, within contractual limitations.  Prior to our acquisition of Travelweb in May 2004, we did not have experience with a retail merchant model hotel service, and there can be no assurance we will have success with such a model in the future.

Many hotels use merchant arrangements with companies like ours to dispose of excess hotel room inventory at wholesale rates. If hotels experience increased demand for rooms, they might reduce the amount of room inventory they make available through our retail merchant model hotel service.  The hotel industry has seen a recent improvement in occupancy rates and this could cause hotels to reduce the amount of inventory they make available through our retail merchant model hotel service.  Similarly, many hotels distribute room inventory through their own websites and therefore might increase negotiated rates for merchant rate inventory sold through our retail merchant model hotel service, decreasing the margin available to us.

In addition, we make retail merchant model hotel inventory available to certain affiliate travel distributors.  Such affiliates offer such inventory to consumers.  If such affiliates cease distributing retail merchant model hotel inventory, or significantly reduce the amount of retail merchant model hotel inventory they offer to consumers, our business would be negatively impacted.

Our European operations’ business model exposes us to certain risks that we have not traditionally experienced in the hotel business.

Our European operations distribute hotel rooms primarily through a retail model, whereby they secure a reservation with a customer’s credit card, but are not compensated by the hotel property until such customer checks out of the hotel property.  This requires our European operations to pursue collection of commissions relating to hotel room reservations from the hotel properties after the customer has completed his or her stay.  We do not have extensive experience in collecting commissions from hotel properties and failure to sustain an adequate collection rate could negatively impact the business of our European operations.

In addition, our European operations rely heavily on various third parties to distribute hotel room reservations, and our European operations’ distribution channels are concentrated among a number of third parties.  Should one or more of such third parties cease distribution of our European operations’ reservations, or suffer a deterioration in its search engine ranking, due to changes in search engine algorithms or otherwise, the business of our European operations could be negatively affected.

Historically, the majority of our European operations’ business has been located in the U.K.  The strategy of our European operations involves rapid expansion into other European countries, many of which have different customs, different levels of customer acceptance of the Internet and different legislation, regulatory environments and tax schemes.  If our European operations are unsuccessful in rapidly expanding into other European countries, our business, results of operations and financial condition would be adversely affected.

Our European operations and additional expansion efforts internationally expose us to additional risks and may materially adversely affect our results of operations.

Prior to 2004, substantially all of our revenues were generated within the United States.  In September 2004, we acquired Active Hotels, which is based in the United Kingdom and in July 2005, we acquired Bookings B.V., which is based in Amsterdam.  These European operations provide us with access to the European hotel market.  One of our principal strategies is to continue to grow internationally, both in Europe and elsewhere.  The integration of our current European operations, and any further expansion internationally, requires and will continue to require substantial management attention and financial resources.  Our management has limited prior experience integrating and managing international operations.  Moreover, acquiring or establishing foreign operations is a significant investment that might not produce desired results.  For example, we may experience higher costs as a percentage of revenues in connection with the development and maintenance of our business internationally relative to our domestic experience.

Additionally, like our current European operations, any future acquisitions or expansion internationally would be subject to risks, including:

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

•                  political or social unrest, economic instability or terrorist attack (such as the July 7, and July 21, 2005, terrorist bombings in London, England);

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

Online or internal security breaches could harm our business.

The secure transmission of confidential information over the Internet is essential in maintaining consumer and supplier confidence in the priceline.com service. Substantial or ongoing security breaches whether instigated internally or externally on our system or other Internet-based systems could significantly harm our business. We currently require buyers to guarantee their offers with their credit card, either online or through our toll-free telephone service. We rely on licensed encryption and authentication technology to effect secure transmission of confidential information, including credit card numbers from and to our customers. It is possible that advances in computer capabilities, new discoveries or other developments could result in a compromise or breach of customer transaction data.

We incur substantial expense to protect against and remedy security breaches and their consequences. However, we cannot guarantee that our security measures will prevent security breaches. A party (whether internal, external, an affiliate or unrelated third party) that is able to circumvent our security systems could steal customer transaction data, proprietary information or cause significant interruptions in our operations. For instance, several major websites have experienced significant interruptions as a result of improper direction of excess traffic to those sites, and computer viruses have substantially disrupted e-mail and other functionality in a number of countries, including the United States. Security breaches also could damage our reputation and expose us to a risk of loss or litigation and possible liability. Security breaches could also cause customers and potential customers to lose confidence in our security, which would have a negative effect on the value of our brand.  Our insurance policies carry low coverage limits, which may not be adequate to reimburse us for losses caused by security breaches.

Companies that we have acquired, such as our European operations, and that we may acquire in the future, may employ security and networking standards at levels we find unsatisfactory.  The process of enhancing infrastructure to attain improved security and network standards may be time consuming and expensive and may require resources and expertise that are difficult to obtain.  Such acquisitions increase the number of potential vulnerabilities, and can cause delays in detection of an attack, as well as the timelines of recovery from any given attack. Failure to raise any such standards that we find unsatisfactory could expose us to security breaches that would have an adverse impact on our business, results of operations and financial condition.

We also face risks associated with security breaches affecting third parties conducting business over the Internet. Consumers generally are concerned with security and privacy on the Internet, and any publicized security problems could inhibit the growth of the Internet and, therefore, the priceline.com service as a means of conducting commercial transactions.

Our processing, storage, use and disclosure of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights.

In our processing of travel transactions, we receive and store a large volume of personally identifiable data.  This data is increasingly subject to legislation and regulations in numerous jurisdictions around the world, including the Commission of the European Union through its Data Protection Directive and variations of that directive in the member states of the European Union.  This government action is typically intended to protect the privacy of personal data that is collected, processed and transmitted in or from the governing jurisdiction.  We could be adversely affected if legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, results of operations and financial condition.

In addition, in the aftermath of the terrorist attacks of September 11, 2001 in the United States, government agencies have been contemplating or developing initiatives to enhance national and aviation security, including the Transportation Security Administration’s Computer-Assisted Passenger Prescreening System, known as CAPPS II.  These initiatives may result in conflicting legal requirements with respect to data handling.  As privacy and data protection has become a more sensitive issue, we may also become exposed to potential liabilities as a result of differing views on the privacy of travel data.  Travel businesses have also been subjected to investigations, lawsuits and adverse publicity due to allegedly improper disclosure of passenger information.  These and other privacy developments that are difficult to anticipate could adversely impact our business, results of operations and financial condition.

We rely on the value of the priceline.com brand, and the costs of maintaining and enhancing our brand awareness are increasing.

We believe that maintaining and expanding the priceline.com brand, and other owned brands, including Lowestfare.com, Rentalcars.com, Breezenet.com, MyTravelGuide.com, Travelweb, Active Hotels and Bookings, are important aspects of our efforts to attract and expand our user and advertiser base.  As our larger competitors spend increasingly more on advertising, we are required to spend more in order to maintain our brand recognition.  Promotion of the priceline.com brand will depend largely on our success in satisfying our customers. In addition, we have spent considerable money and resources to date on the establishment and maintenance of the priceline.com brands, and we will continue to spend money on, and devote resources to advertising, marketing and other brand-building efforts to preserve and enhance consumer awareness of the priceline.com brands. We may not be able to successfully maintain or enhance consumer awareness of the priceline.com brands, and, even if we are successful in our branding efforts, such efforts may not be cost-effective. If we are unable to maintain or enhance customer awareness of the priceline.com brands in a cost-effective manner, our business, results of operations and financial condition would be adversely affected.

We issued $125 million of Convertible Senior Notes due August 2010, which provide for mandatory repayment beginning in 2008 and could result in dilution of our earnings per share.

In August 2003, we issued $125 million aggregate principal amount of Convertible Senior Notes due August 1, 2010, with an interest rate of 1% (the “1% Notes”).  The 1% Notes are convertible, subject to certain conditions, into our common stock at the option of the holder, at a conversion price of approximately $40.00 per share, subject to adjustment upon the occurrence of specified events.  Each $1,000 principal amount of 1% Notes will initially be convertible into 25 shares of our common stock if, on or prior to August 1, 2008, the closing price of our common stock for at least 20 trading days in the 30 consecutive trading days ending on the first day of a conversion period, as defined in the offering memorandum related to the 1% Notes, is more than 110% of the then current conversion price of the 1% Notes, or after August 1, 2008, if the closing price of our common stock is more than 110% of the then current conversion price of the 1% Notes.  The 1% Notes are also convertible in certain other circumstances set forth in the offering memorandum, such as a change in control of priceline.com.  In addition, the 1% Notes will be redeemable at our option beginning in 2008, and the holders may require us to repurchase the 1% Notes on August 1, 2008 or in certain other circumstances.  After our July 2005 acquisition of Bookings B.V., we do not currently have sufficient cash or short term investments to repay the 1% Notes, and there can be no assurance that we will be able to repay or refinance the 1% Notes on the repayment date.  In addition, the purchase of the 1% Notes with shares of our common stock or the conversion of the 1% Notes into our common stock could result in dilution of our earnings per share.  Further, the adoption by the Financial Accounting Standards Board of EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” which was effective as of December 15, 2004, requires that contingently convertible debt, such as the 1% Notes, be included in diluted earnings per share, regardless of whether the market price contingently contained in the debt instrument has been met.  We have historically excluded the potential dilutive effect of the conversion feature from diluted earnings per share.  The 1% Notes were dilutive to earnings per share for the full year 2004, but not for 2003.  The adoption of EITF 04-08 required us to include 3,125,000 additional shares of common stock underlying the 1% Notes in our diluted earnings per share calculation in the event that their inclusion is dilutive to earnings per share. The impact of the additional shares in the calculation of diluted earnings per share is partially offset by exclusion of coupon interest and amortization of debt issuance costs associated with the Notes.  The adoption of EITF 04-08 could result in a material reduction in our diluted earnings per share in future periods.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Accounting Pronouncements.”

We issued $100 million of Convertible Senior Notes due January 15, 2025, which provide for mandatory repayment beginning in 2010 and could result in dilution of our earnings per share.

In June 2004, we issued $100 million aggregate principal amount of Convertible Senior Notes due January 15, 2025, with an interest rate of 2.25% (the “2.25% Notes”).  The 2.25% Notes are convertible, subject to certain conditions, into our common stock at the option of the holder, at a conversion price of approximately $37.95 per share, subject to adjustment upon the occurrence of specified events.  Each $1,000 principal amount of 2.25% Notes will initially be convertible into 26.3505 shares of our common stock if, on or prior to January 15, 2025, certain conditions occur.  The 2.25% Notes are also convertible in certain other circumstances set forth in the offering memorandum, such as a change in control of priceline.com.  In the event that all or substantially all of our common stock is acquired prior to January 15, 2010, in a transaction in which the consideration paid to holders of our common stock consists of all or substantially all cash, we would be required to make additional payments to the holders of amounts ranging from $0 to $18.4 million depending upon the date of the transaction and our then current stock price.  In addition, the 2.25% Notes will be redeemable at our option beginning January 20, 2010, and the holders may require us to repurchase the notes on January 15, 2010, 2015 and 2020 or in certain other circumstances.  After our July 2005 acquisition of Bookings B.V., we do not currently have sufficient cash or short term investments to repay the 2.25% Notes, and, there can be no assurance that we will be able to repay or refinance the notes on the repayment date.  In addition, the purchase of our 2.25% Notes with shares of our common stock or the conversion of the notes into our common stock could result in dilution of our earnings per share.  Further, the adoption by the Financial Accounting Standards Board of EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” which was effective as of December 15, 2004, requires that contingently convertible debt, such as the 2.25% Notes, be included in diluted earnings per share, regardless of whether the market price contingently contained in the debt instrument has been met.  We have historically excluded the potential dilutive effect of the conversion feature from diluted earnings per share.  The 2.25% Notes were not dilutive to earnings per share since their issuance.  The adoption of EITF 04-08 required us to include 2,635,046 additional shares of common stock underlying the 2.25% Notes in our diluted earnings per share calculation in the event that their inclusion is dilutive to earnings per share. The impact of the additional shares in the calculation of diluted earnings per share was offset by exclusion of coupon interest and amortization of debt issuance costs associated with the Notes.  The adoption of EITF 04-08 could result in a material reduction in our diluted earnings per share in future periods.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Accounting Pronouncements.”

We may be unable to generate sufficient cash to repay or repurchase the notes.

The principal amount of the 1% Notes and the 2.25% Notes is due in 2010 and 2025, respectively, and in certain circumstances, the holders of the 1% Notes and the 2.25% Notes may require us to repurchase their notes prior to those dates. However, it is possible that we may not have sufficient funds or may be unable to arrange for additional financing to pay the principal amount or repurchase price due. Substantially all of the total consideration for our acquisition of Bookings B.V. was paid in available cash, and as a result, the total amount of debt under the 1% Notes and 2.25% Notes now exceeds the amount of our available cash and short term investments. Furthermore, we are increasingly reliant on our European operations as a source of cash flow and in the event we are required to repay or repurchase the notes, we would likely incur expenses to repatriate such cash to the United States. In the event that we are unable to repurchase, repay or refinance the l% Notes or the 2.25% Notes when due, whether due to difficulty repatriating cash or otherwise, we would be in default under our indentures and our business, results of operations and financial condition would be adversely affected.

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

Our communications infrastructure is provided by vendors such as AT&T, MCI, IX EUROPE and MCI Worldcom B.V.  If they are unable, for any reason, to support the communications infrastructure they provide us, instabilities in our systems could increase until such time as we were able to replace their services.

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

A substantial amount of our computer hardware for operating our services is currently located at the facilities of SAVVIS in New Jersey, IX EUROPE in London, England, Telecity Netherlands and Redbus Interhouse Netherlands. These systems and operations are vulnerable to damage or interruption from human error, floods, fires, power loss, telecommunication failures and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at the SAVVIS facility, the IX EUROPE facility or the Netherlands facility could result in lengthy interruptions in our services. In addition, the failure by SAVVIS, IX EUROPE or MCI Worldcom B.V. to provide our required data communications capacity could result in interruptions in our service. Any system failure that causes an interruption in service or decreases the responsiveness of the priceline.com service could impair our reputation, damage our brand name and have a material adverse effect on our business, results of operations and financial condition.

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

Like many online businesses, we have experienced system failures from time to time. For example, in May 2001, our primary web site was interrupted for a period of 12 hours. In addition to placing increased burdens on our engineering staff, these outages create a significant amount of user questions and complaints that need to be addressed by our customer support personnel. Any unscheduled interruption in our service could result in an immediate loss of revenues that can be substantial and may cause some users to switch to our competitors. If we experience frequent or persistent system failures, our reputation and brand could be permanently harmed. We have been taking steps to increase the reliability and redundancy of our system. These steps are expensive, may reduce our margins and may not be successful in reducing the frequency or duration of unscheduled downtime.

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

Companies that we have acquired, such as our European operations, and that we may acquire in the future, may present known or unknown capacity/stability or other types of system challenges.  The process of enhancing infrastructure to attain improved capacity/scalability and other system characteristics may be time consuming and expensive and may require resources and expertise that are difficult to obtain.  Such acquisitions increase potential downtime, customer facing problems and compliance problems.  Failure to successfully make any such improvements to such infrastructures could expose us to potential capacity, stability, and system problems that would have an adverse impact on our business, results of operations and financial condition.

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

As a result of our acquisitions of our European operations, we will conduct a significant and growing portion of our business outside the United States but will report our results in U.S. dollars.  As a result, we will face exposure to adverse movements in currency exchange rates.  In addition, the results of operations of our European operations are exposed to foreign exchange rate fluctuations as the financial results of our European operations are translated from local currency into U.S. dollars upon consolidation.  If the U.S. dollar weakens against the local currency, the translation of these foreign-currency-denominated transactions will result in increased net revenues, operating expenses, and net income or loss.  Similarly, our net revenues, operating expenses, and net income or loss will decrease if the U.S. dollar strengthens against local currency.

Our business is exposed to risks associated with credit card fraud and charge-backs.

To date, our results have been negatively impacted by purchases made using fraudulent credit cards. Because we act as the merchant-of-record in a majority of our transactions, we may be held liable for accepting fraudulent credit cards on our web site as well as other payment disputes with our customers. Additionally, we are held liable for accepting fraudulent credit cards in certain retail transactions when we do not act as merchant of record.  Accordingly, we calculate and record an allowance for the resulting credit card charge-backs.  If we are unable to combat the use of fraudulent credit cards on our web site, our business, results of operations and financial condition could be materially adversely affected.

Two large stockholders beneficially own approximately 32% of our stock.

Hutchison Whampoa Limited and Cheung Kong (Holdings) Limited, which is a 49.97% shareholder of Hutchison Whampoa Limited, owned approximately 32% of the Company’s outstanding common stock as of June 30, 2005 and have the right to appoint three representatives to the Board of Directors.  Ian F. Wade and Dominic Kai Ming Lai are Hutchison Whampoa Limited’s representatives on the Board of Directors and Edmond Tak Chuen Ip is Cheung Kong (Holdings) Limited’s representative on the Board of Directors.  Mr. Ip is not standing for re-election; however, Cheung Kong (Holdings) Limited retains its right to appoint an additional director in the future.

In June 2000, the Company entered into definitive agreements with subsidiaries of Hutchison Whampoa Limited to introduce the Company’s services to several Asian markets.  Under the terms of the agreements, the Company licenses its business model and provides its expertise in technology, marketing and operations to Hutchison-Priceline Limited.  Hutchison-Priceline Limited reimburses the Company for the cost of services provided and is required to pay the Company a licensing fee for any year in which Hutchison-Priceline Limited achieves profitability.  The Company and Hutchison Whampoa Limited currently own approximately 15% and 85%, respectively, of the outstanding equity securities of Hutchison-Priceline Limited.  Jeffery H. Boyd, the Company’s President and Chief Executive Officer, is priceline.com’s representative on the board of directors of Hutchison-Priceline Limited.

In May 2004, the Company filed a shelf registration statement with the Securities and Exchange Commission covering up to 10 million shares of priceline.com common stock held by Hutchison Whampoa Limited and Cheung Kong (Holdings) Limited.

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

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004) (“SFAS 123 (R)”), “Share-Based Payment”, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.”  SFAS 123(R) eliminates the ability to account for share-based compensation transactions using the intrinsic value method prescribed by Accounting Principles Board, Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of operations.  SFAS 123(R) allows the modified prospective method to be used, which requires that the fair value of new awards granted from the beginning of the year of adoption (plus unvested awards at the date of adoption) be expensed over the vesting term.  We will be required to apply SFAS 123(R) as of January 1, 2006.  SFAS 123(R) will have a significant impact on our consolidated statement of operations as we will be required to expense the fair value of our stock option grants rather than disclose the impact on our consolidated operations within our footnotes.  Upon adoption of SFAS 123(R), the impact of unvested stock options granted as of June 30, 2005 is estimated to increase personnel expense by $5.6 million in 2006 and $1.9 million in 2007.

It is possible that our financial results will be materially impacted by income taxes in the future.

We have historically incurred cumulative net operating losses (“NOLs”) for financial accounting and tax purposes.  The effects of the NOLs have given rise to a substantial deferred tax asset that has been utilized to offset the provision for income taxes on substantially all earnings generated to date within the United States.  SFAS No. 109, “Accounting for Income Taxes”, requires that we record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.”  At June 30, 2005, we have provided a valuation allowance for the full amount of the deferred tax asset.  If, in the future, we determine that it is more likely than not that we will generate sustainable pre-tax net income within the United States in an amount that allows us to utilize our deferred tax asset, we will be required to reverse a portion of the deferred tax asset valuation allowance.  If we reverse any part of the valuation allowance, our reported financial results for the period during which we reverse the valuation allowance would be positively impacted in an amount equal to the dollar amount of the valuation allowance reversal and our Consolidated Balance Sheets would reflect the revised carrying value of our deferred tax asset.  In reporting periods subsequent to the reversal of our valuation allowance, our reported financial results would include a provision for income taxes based upon the full prevailing blended federal, state and foreign tax rates.   While such a provision is expected to be substantially non-cash in nature, our future reported net income and earnings per share would be materially negatively impacted.  While it is our judgment that realization is not currently more likely than not, a continued pattern of earnings and likelihood of future taxable income could result in a future determination, potentially as soon as the third quarter 2005, that a part of the deferred tax asset may be realized.

The use of our NOLs are also subject to limitation under section 382 of the Internal Revenue Code of 1986.  Section 382 imposes limitations on the use of our NOLs in the event that a 50-percentage point ownership change occurs in the shareholdings of our common stock.  As a result of a study (the “NOL Study”), it was determined that ownership changes occurred in 2000 and 2002 that had the effect of limiting the amount of NOLs that can be used to offset future taxable income to approximately $69 million annually over the carryforward period.  The aforementioned limitation is based upon certain conclusions in the NOL Study pertaining to the dates of the ownership changes and the value of our company on the dates of the ownership changes.  The conclusions contained in the NOL Study are subject to interpretation, and therefore, the limitation could be subject to change.  The value of the NOLs could also be materially impaired in the event that another change of control occurs.

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

Legal Proceedings

We are a party to the legal proceedings described in Note 16 to our consolidated condensed financial statements.  The defense of the actions described in Note 16 may increase our expenses and an adverse outcome in any of such actions could have a material adverse effect on our business, results of operations and financial condition.

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

We did not experience any material changes in interest rate exposures during the three and six months ended June 30, 2005.  Based upon economic conditions and leading market indicators at June 30, 2005, we do not foresee a significant adverse change in interest rates in the near future.

As of June 30, 2005, after adjusting for the effect of the interest rate swap agreement, we have fixed rate debt of $224.2 million.  We estimate that the fair market value of our debt was approximately $195.6 million as of June 30, 2005.

As of June 30, 2005, we held an interest rate swap agreement on $45 million notional value of our fixed rate debt.  The fair value (cost if terminated) of this swap as of June 30, 2005 was approximately $844,000.  A 10% adverse fluctuation in the 3-month LIBOR rate as of June 30, 2005, would decrease the interest rate swap’s fair value by approximately $567,000.  Any increase or decrease in the fair value of the Company’s interest rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability, or cash flow.

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

Foreign exchange rate fluctuations may adversely impact our financial position as well as our results of operations. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of Active Hotels are translated into U.S. dollars in preparing our consolidated balance sheet. Additionally, foreign exchange rate fluctuations may adversely impact our results of operations as exchange rate fluctuations on transactions denominated in currencies other than the U.S. dollar result in gains and losses that are reflected in our consolidated statement of operations.  In January 2005, we entered into foreign exchange forward contracts to minimize the short-term foreign currency fluctuations on the operating results of Active Hotels.  As of June 30, 2005, contracts with a notional value of 2 million British Pounds were outstanding.  We may enter into additional forward contracts or other economic hedges in the future.

Additionally, fixed rate investments are subject to interest rate volatility.  To the extent that changes in interest rates and currency exchange rates affect general economic conditions, priceline.com would also be affected by such changes.

Item 4.    Controls and Procedures

Prior to filing this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2005, our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic SEC reports.  It should be noted that the design of any system of controls is based in part upon certain assumptions, and there can be no assurance that any design will succeed in achieving its stated goals.

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

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

A description of material legal proceedings to which we are a party is contained in Note 16 to the Notes to Unaudited Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

Item 4.  Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on June 1, 2005. Listed below are descriptions of the matters voted on and the results of such meeting.

Number of Stockholders

Matter Voted On	For	Withheld

1. Election of Directors
Jeffery H. Boyd	34,029,444	743,290
Ralph M. Bahna	34,440,253	332,481
Howard W. Barker, Jr.	34,608,426	164,308
Jeffrey E. Epstein	34,221,766	550,968
James M. Guyette	34,225,983	546,751
Dominic Kai Ming Lai	28,003,766	6,768,968
Nancy B. Peretsman	33,989,765	782,969
Craig W. Rydin	34,611,594	161,140
Ian F. Wade	28,002,735	6,769,999

	For	Against	Abstaining	Broker Non-Votes
2. Ratification of appointment of Deloitte & Touche LLP as independent registered public accounting firm, for fiscal year ending December 31, 2005	34,171,200	589,488	12,045	—

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits

Exhibit Number	Description

12.1	Calculation of Ratio of Earnings to Fixed Charges and Preferred Dividends.
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                  Reports on Form 8-K

On April 21, 2005, we filed a report on Form 8-K in connection with the compensation of our Chairman.  On May 10, 2005, we filed a report on Form 8-K in connection with our first quarter earnings announcement.  On May 17, 2005, we filed a report on Form 8-K in connection with the presentation materials to be presented at the J.P. Morgan Technology Conference and the Thomas Weisel Partners Internet Conference 2005.  On May 26, 2005, we filed a report on Form 8-K in connection with the presentation materials presented at the Goldman Sachs Annual Internet Conference.  On June 3, 2005, we filed a report on Form 8-K in connection with the Indemnification Agreement between us and Marshall Loeb, and the result of our annual meeting of stockholders.  On June 30, 2005, we filed a report on Form 8-K in connection with a marketing agreement entered into between us and Orbitz, Inc.  On July 20, 2005, we filed a report on Form 8-K in connection with our acquisition of Bookings B.V.  On July 25, 2005, we filed a report on Form 8-K in connection with the employment agreement of Andrew Phillipps.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICELINE.COM INCORPORATED
(Registrant)

Date: August 9, 2005	By:	/s/ Robert J. Mylod, Jr.
		Name:	Robert J. Mylod, Jr.
		Title:	Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)

Exhibit Index

Exhibit Number	Description

12.1	Calculation of Ratio of Earnings to Fixed Charges and Preferred Dividends.
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.