Form 10-Q
period 2005-09-30
PRICELINE COM INC
filed 2005-11-09
CIK 1075531

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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

                Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)
YES ☒.  NO ☐.

                Number of shares of Common Stock outstanding at October 31, 2005:

Common Stock, par value $0.008 per share	39,438,903
(Class)	(Number of Shares)

priceline.com Incorporated

Form 10-Q

For the Quarter Ended September 30, 2005

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements

Consolidated Balance Sheets (unaudited) at September 30, 2005 and December 31, 2004
Consolidated Statements of Operations (unaudited) For the Three and Nine Months Ended September 30, 2005 and September 30, 2004
Consolidated Statement of Changes in Stockholders’ Equity (unaudited) For the Nine Months Ended September 30, 2005
Consolidated Statements of Cash Flows (unaudited) For the Nine Months Ended September 30, 2005 and September 30, 2004
Notes to Unaudited Consolidated Condensed Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

PART I — FINANCIAL INFORMATION

Item 1.  Consolidated Condensed Financial Statements

priceline.com Incorporated

CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share data)

	September 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$100,089	$101,270
Restricted cash	22,613	23,572
Short-term investments	52,881	122,812
Accounts receivable, net of allowance for doubtful accounts of $1,435 and $1,390, respectively	36,200	18,314
Prepaid expenses and other current assets	19,058	6,578
Total current assets	230,841	272,546
Property and equipment, net	17,706	15,827
Intangible assets, net	158,905	98,908
Goodwill	202,469	138,859
Deferred taxes	148,357	—
Other assets	17,553	15,942
Total assets	$775,831	$542,082

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,922	$40,612
Accrued expenses	25,096	23,649
Deferred merchant bookings	6,065	5,641
Other current liabilities	8,008	4,475
Total current liabilities	88,091	74,377
Deferred taxes	44,585	25,668
Other long-term liabilities	3,091	692
Minority interest	23,916	4,314
Long-term debt	223,562	224,418
Total liabilities	383,245	329,469
Commitments and Contingencies (See Note 16)
Series B mandatorily redeemable preferred stock, $0.01 par value per share; 80,000 authorized shares; $1,000 liquidation value per share; 80,000 shares issued; 13,470 and 13,470 shares outstanding, respectively	13,470	13,470
Stockholders’ equity:
Common stock, $0.008 par value per share, authorized 1,000,000,000 shares, issued 41,934,686 and 41,356,576 shares, respectively	321	317
Treasury stock, 2,496,326 shares	(350,628)	(350,628)
Additional paid-in capital	2,077,099	2,064,224
Deferred compensation	(6,917)	(1,264)
Accumulated deficit	(1,338,362)	(1,525,447)
Accumulated other comprehensive income (loss)	(2,397)	11,941
Total stockholders’ equity	379,116	199,143
Total liabilities and stockholders’ equity	$775,831	$542,082

See Notes to Unaudited Consolidated Condensed Financial Statements.

priceline.com Incorporated

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Merchant revenues	$222,142	$226,453	$686,174	$693,324
Agency revenues	35,497	8,671	69,280	23,866
Other revenues	1,158	758	3,293	2,212
Total revenues	258,797	235,882	758,747	719,402
Cost of merchant revenues	178,272	184,627	555,280	570,994
Cost of agency revenues	523	151	523	151
Cost of other revenues	—	—	—	—
Total costs of revenues	178,795	184,778	555,803	571,145
Gross profit	80,002	51,104	202,944	148,257
Operating expenses:
Advertising — Offline	7,320	7,178	26,482	27,459
Advertising — Online	19,865	7,471	42,001	18,961
Sales and marketing	9,645	8,711	27,967	24,513
Personnel, including stock based compensation of $1,270 and $126 for the three months ended September 30, 2005 and 2004 and $2,974 and $344 for the nine months ended September 30, 2005 and 2004, respectively	13,820	8,162	34,804	24,398
General and administrative, including option payroll taxes of $10 and $6 for the three months ended September 30, 2005 and 2004 and $66 and $344 for the nine months ended September 30, 2005 and 2004, respectively	4,814	4,301	14,502	12,264
Information technology	2,508	2,272	8,023	7,241
Depreciation and amortization	7,138	3,359	17,651	8,144
Restructuring charge (reversal), net	2,000	—	1,664	(12)
Total operating expenses	67,110	41,454	173,094	122,968
Operating income	12,892	9,650	29,850	25,289
Other income (expense):
Interest income	1,102	1,655	4,271	3,794
Interest expense	(1,245)	(1,299)	(3,777)	(2,431)
Other	(77)	(2)	(558)	4
Total other income (expense)	(220)	354	(64)	1,367
Earnings before income taxes, equity in income (loss) of investees and minority interests	12,672	10,004	29,786	26,656
Income tax (expense) benefit	158,573	(67)	158,527	(67)
Equity in income (loss) of investees and minority interests	325	67	626	(81)
Net income	171,570	10,004	188,939	26,508
Preferred stock dividend	(976)	(740)	(1,854)	(1,512)
Net income applicable to common stockholders	$170,594	$9,264	$187,085	$24,996
Net income applicable to common stockholders per basic common share	$4.36	$0.24	$4.79	$0.66
Weighted average number of basic common shares outstanding	39,156	38,684	39,038	38,111
Net income applicable to common stockholders per diluted common share	$3.71	$0.23	$4.12	$0.63
Weighted average number of diluted common shares outstanding	46,485	42,648	46,441	42,153

See Notes to Unaudited Consolidated Condensed Financial Statements.

priceline.com Incorporated

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

(unaudited)

(In thousands)

	Common Stock		Additional	Accumulated	Accumulated Other Comprehensive	Treasury Stock		Deferred
	Shares	Amount	Paid-in Capital	Deficit	Income (loss)	Shares	Amount	Compensation	Total

Balance, January 1, 2005	41,357	$317	$2,064,224	$(1,525,447)	$11,941	(2,496)	$(350,628)	$(1,264)	$199,143
Net income applicable to common stockholders	—	—	—	187,085	—	—	—	—	187,085
Unrealized gain on marketable securities	—	—	—	—	317	—	—	—	317
Currency translation adjustment	—	—	—	—	(14,655)	—	—	—	(14,655)
Comprehensive income	—	—	—	—	—	—	—	—	172,747
Issuance of stock under compensation plans	292	2	7,784	—	—	—	—	(7,853)	(67)
Amortization of deferred compensation	—	—	—	—	—	—	—	2,200	2,200
Issuance of preferred stock dividend	80	1	1,853	—	—	—	—	—	1,854
Exercise of stock options and warrants	206	1	3,238	—	—	—	—	—	3,239
Balance, September 30, 2005	41,935	$321	$2,077,099	$(1,338,362)	$(2,397)	(2,496)	$(350,628)	$(6,917)	$379,116

See Notes to Unaudited Consolidated Condensed Financial Statements.

priceline.com Incorporated

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2005	2004
OPERATING ACTIVITIES:
Net income	$188,939	$26,508
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,426	3,868
Amortization	12,779	5,658
Provision for uncollectible accounts, net	1,853	1,500
Deferred income taxes	(161,557)	(124)
Restructuring charge, net	1,664	(12)
Net (gain) loss on disposal of property and equipment	91	(6)
Equity in (income) loss of investee, net and minority interests	(626)	152
Compensation expense arising from restricted stock awards	2,974	344
Amortization of debt issuance costs	1,104	796
Changes in assets and liabilities:
Accounts receivable	(13,576)	(8,561)
Prepaid expenses and other current assets	(35)	(1,503)
Accounts payable and accrued expenses	8,959	7,638
Other	110	32
Net cash provided by operating activities	49,105	36,290
INVESTING ACTIVITIES:
Acquisitions and other equity investments, net of cash acquired	(133,802)	(158,669)
Redemption of short-term investments, net	70,248	6,792
Additions to property and equipment	(8,034)	(4,956)
Proceeds from sale of fixed assets	—	7
Change in restricted cash	931	(2,320)
Net cash used in investing activities	(70,657)	(159,146)
FINANCING ACTIVITIES:
Proceeds from issuance of convertible senior notes	—	100,000
Debt issuance costs	—	(3,503)
Proceeds from sale of minority interest in subsidiaries	18,708	3,838
Proceeds from exercise of stock options and warrants	3,239	6,016
Net cash provided by financing activities	21,947	106,351
Effect of exchange rate changes on cash and cash equivalents	(1,576)	54
Net decrease in cash and cash equivalents	(1,181)	(16,451)
Cash and cash equivalents, beginning of period	101,270	93,732
Cash and cash equivalents, end of period	$100,089	$77,281
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$1,666	$—
Cash paid during the period for interest	$3,643	$1,372

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

The unaudited consolidated condensed financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in affiliates in which the Company does not have control, but has the ability to exercise significant influence, are accounted for by the equity method.

Revenues, expenses, assets and liabilities can vary during each quarter of the year.  Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.  Certain reclassifications have been made to the prior year financial information to conform to the current year presentation.

2.                                      BUSINESS ACQUISITIONS

On July 14, 2005, the Company, through its subsidiary, priceline.com International Limited (“priceline.com International”), acquired 100% of the total issued share capital of Bookings B.V. (“Bookings”), an Amsterdam-based provider of online services for the booking of European hotel reservations.  The total consideration for all of the Bookings shares was approximately $135 million, including direct acquisition costs and certain post-closing adjustments.  Substantially all of the consideration for the Bookings shares was paid in available cash.

The acquisition has been accounted for as a purchase business combination. The Company’s consolidated financial statements include Bookings since the acquisition in July 2005. Under the purchase method of accounting, the assets acquired and liabilities assumed from Bookings have been recorded at the date of acquisition, at their respective preliminary estimated fair values. The Company obtained an independent valuation of the assets acquired and liabilities assumed, including the identification of intangible assets other than goodwill. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill.

Assets acquired consisted principally of accounts receivable and intangible assets. Liabilities assumed consisted principally of accounts payable, accrued expenses and deferred taxes. Goodwill resulting from this transaction amounted to approximately $76 million.

A preliminary list of the estimated fair value and useful lives of the most significant acquired identifiable intangible assets is as follows:

	($ in thousands)	Useful lives
Supplier/distributor relationships	$59,100	13 years
Trade names	6,300	Indefinite
Internally developed software	9,100	3 years
Customer list	4,100	2 years
	$78,600

As part of the transaction, six key managers of Bookings purchased securities in the form of Series C ordinary shares of priceline.com International, representing approximately 6% of the share capital of priceline.com International for total consideration of approximately $18.7 million.  In addition, the key managers of Bookings were granted restricted stock units that are payable in Series C ordinary shares of priceline.com International with an aggregate fair market value of approximately $1,000,000.   Certain managers and employees of Bookings were also granted non-qualified stock options to acquire shares of the Company’s common stock and restricted stock units payable in shares of the Company’s common stock.

The consolidated balance sheet at September 30, 2005 includes a liability in the amount of $2.3 million to Blue Sky Investments B.V (“BSI”), the former owner of Bookings.  BSI is partly owned by certain current managers of Bookings.  The liability is principally related to acquisition post-closing adjustments and Bookings’ income tax liability incurred while part of a consolidated tax group with BSI through July 13, 2005.

Bookings’ principal source of revenues comes from commission payments that it receives from hotel suppliers for the booking of hotel rooms by its customers. Bookings recognizes revenue and invoices hotel suppliers for commission payments earned at the time that customers complete their stay at the hotel. Commissions earned appear as agency revenues in our consolidated statements of operations.

The following unaudited pro forma financial information presents the combined results of operations of the Company and Bookings as if the acquisition had occurred as of the beginning of each period presented. The pro forma financial information includes certain purchase accounting related entries and is not necessarily indicative of the actual results of operations that might have occurred, nor is it necessarily indicative of expected results in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per common share amounts)	2005	2004	2005	2004
Pro forma revenues	$260,535	$240,752	$777,144	$730,710
Pro forma net income applicable to common stockholders	170,624	8,160	185,790	20,731
Pro forma per share amounts:
Net income per common share— basic	$4.36	$0.21	$4.76	$0.54
Net income per common share— diluted	$3.71	$0.20	$4.09	$0.53

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Net income applicable to common stockholders, as reported	$170,594	$9,264	$187,085	$24,996
Add: Stock-based compensation, as reported	1,270	126	2,974	344
Deduct: Total stock-based compensation determined under SFAS 123 fair value based method for all stock-based compensation	(2,891)	(2,666)	(8,049)	(7,671)
Adjusted net income, SFAS 123, fair value method for all stock-based compensation	$168,973	$6,724	$182,010	$17,669
Net income applicable to common stockholders per basic common share, as reported	$4.36	$0.24	$4.79	$0.66
Net income applicable to common stockholders per diluted common share, as reported	$3.71	$0.23	$4.12	$0.63
Basic income per share SFAS 123 adjusted	$4.32	$0.17	$4.66	$0.46
Diluted income per share SFAS 123 adjusted	$3.67	$0.17	$4.01	$0.46

See Note 5 to the unaudited consolidated condensed financial statements.

The fair value of stock options granted was determined on the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Risk-free interest rate	4.1%	2.8%	4.1%	2.8%
Expected lives	3 years	3 years	3 years	3 years
Volatility	70%	95%	70%	95%

During the nine months ended September 30, 2005, the Company issued approximately 300,000 shares of restricted common stock to certain of its employees and a director. The restricted stock has vesting periods of 12 months to 49 months.  During the three months ended September 30, 2005, the Company also issued approximately 54,000 restricted stock units to certain employees of Bookings in connection with the acquisition of Bookings.  The restricted stock units have a vesting period of 36 months.  The accrual for deferred compensation expense related to the restricted stock and restricted stock units issued totaled $7.9 million and was recorded at the market value on the date of the grant as deferred compensation and the related stock based compensation expense is being amortized over the vesting period.

In connection with the acquisition of Active Hotels in September 2004, the Company granted restricted stock of Active Hotels to certain employees of Active Hotels.  The fair value of the restricted stock at the grant date was approximately $2.1 million, and will be expensed as stock based compensation over the three-year vesting period.  All of the restricted stock in Active Hotels was exchanged for restricted stock of priceline.com International in the third quarter of 2005.

During the three months ended September 30, 2005, the Company issued approximately 11,000 shares of restricted stock and 32,000 restricted stock units of priceline.com International to certain employees of Active Hotels and Bookings. The restricted stock and the restricted stock units have maximum vesting periods of 30 months. The fair value of the restricted stock and the restricted stock units at the grant date totaled $1.4 million, and is being recorded as stock based compensation expense over the vesting period.

4.             NET INCOME PER SHARE

The Company computes both basic and diluted earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share is calculated by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is based upon the weighted average number of common and common equivalent shares outstanding during the period which is calculated using the treasury stock method for stock options, warrants, restricted stock units and restricted stock.  Common equivalent shares for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation.  The shares that would be issued upon the conversion of the Company’s 1% and 2.25% Notes (See Notes 5 and 10 to the unaudited consolidated condensed financial statements) are included in the calculation of diluted earnings per share if their inclusion is dilutive to earnings per share.

A reconciliation of net income and the weighted average number of shares outstanding used in calculating diluted earnings per share is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Net income applicable to common stockholders	$170,594	$9,264	$187,085	$24,996
Preferred stock dividend	976	—	1,854	—
Interest expense on convertible senior notes	750	533	2,234	1,588
	$172,320	$9,797	$191,173	$26,584
Weighted average number of basic common shares outstanding	39,156	38,684	39,038	38,111
Weighted average dilutive stock options, restricted stock units and restricted stock	351	387	408	440
Weighted average dilutive stock warrants	1,218	452	1,235	477
Assumed conversion of convertible senior notes	5,760	3,125	5,760	3,125
Weighted average number of diluted common and common equivalent shares outstanding	46,485	42,648	46,441	42,153
Anti-dilutive potential common shares	4,422	10,769	4,253	10,426

5.             RECENT ACCOUNTING PRONOUNCEMENTS

In September 2004, the Emerging Issues Task Force (“EITF”) issued statement EITF No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-08”). Contingently convertible debt instruments are generally convertible into common shares of an issuer after the common stock price has exceeded a predetermined threshold for a specified period of time (the “market price contingency”). EITF 04-08 requires that shares issuable upon conversion of contingently convertible debt, such as the Company’s 2.25% Convertible Senior Notes due January 15, 2025 (the “2.25% Notes”) and its 1.00% Convertible Senior Notes due August 1, 2010 (the “1% Notes” and, together with the 2.25% Notes, the “Notes”), be included in diluted earnings per share computations regardless of whether the market price contingency contained in the debt instrument has been met. The Company had previously excluded the potential dilutive effect of the conversion feature from its calculation of diluted earnings per share. EITF 04-08 became effective for reporting periods ending after December 15, 2004 and required restatement of prior periods to the extent applicable.  The adoption of EITF 04-08 required the Company to include approximately 3,125,000 and 2,635,046 additional shares, respectively, of common stock underlying the 1% Notes and 2.25% Notes in its diluted earnings per share calculation in the event that their inclusion is dilutive to earnings per share. The impact of the additional shares in the calculation of diluted earnings per share is offset by exclusion of coupon interest and amortization of debt issuance costs associated with the Notes.  EITF 04-08 could result in a material reduction in the Company's diluted earnings per share in future periods.

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

The Company expects to adopt SFAS 123(R) using the “modified prospective” method in which compensation cost is recognized based on (a) the requirements of SFAS 123(R) for all share-based payments granted after the effective date, January 1, 2006, and (b) the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.  Upon adoption of SFAS 123(R), the impact of unvested stock options granted as of September 30, 2005 is estimated to increase stock based compensation expense by $5.7 million in 2006, $2.0 million in 2007 and $0.1 million in 2008.

6.             RESTRUCTURING

At September 30, 2005 the Company has a restructuring liability of $2.1 million for the estimated remaining costs related to leased property vacated in connection with the Company’s 2000 restructuring. During the three months ended September 30, 2005, the Company recorded a $2.0 million restructuring charge based upon a re-evaluation of the estimated costs related to the vacated leased property.  In the first quarter of 2005, the Company decreased the liability for the restructuring charge by $336,000 based upon a re-evaluation of estimated costs to complete certain European restructuring activities.

The Company estimates, based on current available information, the remaining net cash outflows associated with its restructuring related commitments will be paid in 2005-2011. The current portion of the restructuring accrual in the amount of $532,000 is recorded in “Accrued expenses” and the $1.6 million non-current portion is recorded in “Other long-term liabilities” on the Company’s consolidated balance sheets.

 The Company recorded a reserve of approximately $2.5 million for severance and contract terminations related to the acquisition of Travelweb LLC (“Travelweb”) in May 2004.  The Company identified and notified the affected Travelweb personnel and vendors in 2004.  Such exiting costs will be paid out in cash and approximately $2.1 million was paid as of September 30, 2005.

7.             SHORT-TERM INVESTMENTS

The following table summarizes, by major security type, the Company’s marketable securities as of September 30, 2005 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Estimated Fair Value
United States Government Agencies	$35,937	$—	$(155)	$35,782
USGA — Discount Notes	10,117	—	(32)	10,085
Medium Term Corporate Notes	7,026	—	(12)	7,014
	$53,080	$—	$(199)	$52,881

Contractual maturities of marketable securities classified as available-for-sale as of September 30, 2005 are as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$28,061	$27,989
Due between one year and two years	25,019	24,892
Totals	$53,080	$52,881

No material gains or losses were realized for the three or nine months ended September 30, 2005 or 2004.

8.             INTANGIBLE ASSETS

The Company’s intangible assets consist of the following (in thousands):

	September 30, 2005			December 31, 2004				Weighted
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period	Average Useful Life
Intangible assets with determinable lives:
Supply and distribution agreements	$133,404	$(10,267)	$123,137	$79,397	$(3,017)	$76,380	1-13 years	13 years
Technology	17,641	(3,926)	13,715	9,145	(1,193)	7,952	1-3 years	3 years
Patents	1,494	(1,006)	488	1,435	(960)	475	3-15 years	3 years
Customer lists	9,267	(3,273)	5,994	5,437	(1,074)	4,363	1-3 years	2 years
Other	304	(211)	93	359	(203)	156	1-15 years	9 years
Subtotal	162,110	(18,683)	143,427	95,773	(6,447)	89,326

Intangible assets with indefinite lives:
Internet domain names	6,421	—	6,421	6,592	—	6,592
Tradenames	9,057	—	9,057	2,990	—	2,990
Subtotal	15,478	—	15,478	9,582	—	9,582

Total intangible assets	$177,588	$(18,683)	$158,905	$105,355	$(6,447)	$98,908

Intangible assets with determinable lives are primarily amortized on a straight-line basis.  Intangible assets amortization expense was approximately $5.9 million and $1.2 million for the three months ended September 30, 2005 and 2004, respectively and approximately $12.8 million and $1.9 million for the nine months ended September 30, 2005 and 2004, respectively.

The estimated amortization expense for the amortizable acquired intangible assets for the remainder of 2005 and years thereafter is expected to be as follows (in thousands):

2005	$5,724
2006	20,718
2007	15,942
2008	11,471
2009	9,849
Thereafter	79,723
$143,427

9.             OTHER ASSETS

Other assets at September 30, 2005 and December 31, 2004 consist of the following (in thousands):

	September 30, 2005	December 31, 2004
Investment in pricelinemortgage.com	$10,487	$9,429
Deferred debt issuance costs, net	5,026	6,130
Other	2,040	383
Total	$17,553	$15,942

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

10.          CONVERTIBLE DEBT

In August 2003, the Company issued, in a private placement, $125 million aggregate principal amount of Convertible Senior Notes due August 1, 2010, with an interest rate of 1% (the “1% Notes”).  The 1% Notes are convertible, subject to certain conditions, into the Company’s common stock, par value $0.008 per share, at the option of the holder, at a conversion price of approximately $40.00 per share, subject to adjustment upon the occurrence of specified events.  Each $1,000 principal amount of 1% Notes will initially be convertible into 25 shares of the Company’s common stock if, on or prior to August 1, 2008, the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading days ending on the first day of a conversion period is more than 110% of the then current conversion price of the 1% Notes, or after August 1, 2008, if the closing price of the Company’s common stock is more than 110% of the then current conversion price of the 1% Notes.  The 1% Notes are also convertible in certain other circumstances, such as a change in control of the Company.  In addition, the 1% Notes will be redeemable at the Company’s option beginning in 2008, and the holders may require the Company to repurchase the 1% Notes on August 1, 2008 or in certain other circumstances.  Interest on the 1% Notes is payable on February 1 and August 1 of each year.

In November 2003, the Company entered into an interest rate swap agreement whereby it swapped the fixed 1% interest on its 1% Notes for a floating interest rate based on the 3-month U.S. Dollar LIBOR, minus the applicable margin of 221 basis points, on $45 million notional value of debt.  This agreement expires August 1, 2010.  The Company designated this interest rate swap agreement as a fair value hedge.  The changes in the fair value of the interest rate swap agreement and the underlying debt are recorded as offsetting gains and losses in interest income and expense in the consolidated statement of operations.  Hedge ineffectiveness of $4,000 was recorded as a reduction of interest income for the three months ended September 30, 2005.  Hedge ineffectiveness of $40,000 was recorded as interest income for the three months ended September 30, 2004.  The fair value (cost if terminated) of this swap as of September 30, 2005 was approximately $1.5 million and has been recorded as a credit in other long-term liabilities with a related adjustment to the carrying value of debt.

In June 2004, the Company issued, in a private placement, $100 million aggregate principal amount of Convertible Senior Notes due January 15, 2025, with an interest rate of 2.25% (the “2.25% Notes”).  The 2.25% Notes are convertible, subject to certain conditions, into priceline.com’s common stock, par value $0.008 per share, at the option of the holder, at a conversion price of approximately $37.95 per share, subject to adjustment upon the occurrence of specified events.  Each $1,000 principal amount of 2.25% Notes will initially be convertible into 26.3505 shares of the Company’s common stock if, on or prior to January 15, 2025, certain conditions occur.  The 2.25% Notes are also convertible in certain other circumstances, such as a change in control of the Company.  In the event that all or substantially all of the Company’s common stock is acquired prior to January 15, 2010, in a transaction in which the consideration paid to holders of the Company’s common stock consists of all or substantially all cash, the Company would be required to make additional payments to the holders of the 2.25% Notes of amounts ranging from $0 to $18.4 million depending upon the date of the transaction and the then current stock price of the Company.  The Company’s obligation to make this payment is treated as an embedded derivative which, pursuant to Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), must be assigned its own value separate and apart from the value of the 2.25% Notes.  The estimated value of the derivative has been established based upon several quantitative and qualitative factors and will be amortized as interest expense ratably over approximately a 5 ½ year period.  Pursuant to SFAS 133, any subsequent changes in the value of the derivative will be recognized as income or expense in the period in which the change in value occurs.  Amortization expense and the effect of marking the instrument to market has not been material in any period.  In addition, the 2.25% Notes will be redeemable at the Company’s option beginning January 20, 2010, and the holders may require the Company to repurchase the 2.25% Notes on January 15, 2010, 2015 and 2020, or in certain other circumstances.  Interest on the 2.25% Notes is payable on January 15 and July 15 of each year.

The Company used a portion of the net proceeds from the issuance of the 1% Notes and the 2.25% Notes in the acquisitions of Travelweb and Active Hotels in 2004, and in the acquisition of Bookings in July 2005.  The remaining proceeds are available for general corporate purposes, strategic uses and working capital requirements.

11.          TREASURY STOCK

On November 2, 2005, the Company announced that its Board of Directors had authorized the repurchase of up to $50 million of the Company’s common stock from time to time in the open market or in privately negotiated transactions.  Previously, in 2002, the Board originally authorized the repurchase of up to $40 million of the Company’s common stock.   The Company purchased approximately 1.6 million shares of its common stock for its treasury at an aggregate cost of approximately $24 million through December 31, 2003.  All shares were purchased at prevailing market prices.  The Company did not repurchase any shares in 2004, during the nine months ended September 30, 2005, or during the period from September 30, 2005 through November 9, 2005.

The Company may continue or, from time to time, commence or suspend repurchases of shares under its stock repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.  Whether and when to initiate and/or complete any purchase of common stock and the amount of common stock purchased will be determined in the Company’s complete discretion.

As of September 30, 2005, there were approximately 2.5 million shares of the Company’s common stock held in treasury.

12.          REDEEMABLE PREFERRED STOCK

In August 2005 and 2004, the Company issued Delta Air Lines, Inc. a dividend on the Series B Redeemable Preferred Stock in the amount of 40,240 shares of the Company’s common stock.  As a result, the Company recorded a non-cash dividend charge of $976,000 and $740,000 in the third quarter of 2005 and 2004, respectively.

13.                               GOODWILL

A substantial majority of the Company’s goodwill relates to its acquisitions of Active Hotels, Travelweb and Bookings.

Goodwill at September 30, 2005 consists of the following (in thousands):

Balance, beginning of year	$138,859
Deferred tax adjustment related to acquisition of Active Hotels	(4,754)
Adjustment of pre-acquisition liability related to Travelweb acquisition	(16)
Acquisition of Bookings BV	76,182
Currency translation adjustments	(7,802)
Balance at September 30, 2005	$202,469

During the nine months ended September 30, 2005, goodwill and deferred taxes were reduced by approximately $4.8 million as a result of a purchase price allocation adjustment related to the assignment of fair values to the acquired assets and liabilities of Active Hotels.

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

15.          TAXES

Income tax expense includes U.S. and international income taxes, determined using an estimate of our annual effective tax rate.  A deferred tax liability is recognized for all taxable temporary differences, and a deferred tax asset is recognized for all deductible temporary differences and operating loss and tax credit carryforwards.  A valuation allowance is recognized if it is more likely than not that some portion of the deferred tax asset will not be realized.

The Company recognizes income tax expense related to income generated outside of the United States based upon the applicable tax rates of the foreign countries in which the income is generated.  During the three and nine months ended September 30, 2005, the substantial majority of the Company’s foreign-sourced income has been generated in the United Kingdom and the Netherlands.

The Company has significant deferred tax assets, resulting principally from domestic net operating loss carryforwards (“NOLs”).  As required by SFAS No. 109, “Accounting for Income Taxes,” we periodically evaluate the likelihood of the realization of deferred tax assets, and reduce the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carryforward periods available to us for tax reporting purposes, and other relevant factors. Through June 30, 2005, the Company provided a valuation allowance for the full amount of the deferred tax asset.  Management concluded in the third quarter 2005, based upon its assessment of positive and negative evidence, that it is more likely than not that a portion of the deferred tax assets will be realized.  Accordingly, we recorded a net non-cash tax benefit in the third quarter 2005 of $160 million, resulting from a $170 million reversal of a portion of our valuation allowance on our deferred tax assets, partly offset by recording a $10 million non-cash US income tax provision.  It is the Company’s belief that it is more likely than not that its remaining deferred tax assets will not be realized and, accordingly, a valuation allowance remains against those assets.  The valuation allowance may need to be adjusted in the future if facts and circumstances change, causing a reassessment of the realization of its deferred tax assets.

The use of the Company’s NOLs is also subject to limitation under section 382 of the Internal Revenue Code of 1986.  Section 382 imposes limitations on the use of the Company’s NOLs in the event that a 50-percentage point ownership change occurs in the shareholdings of the Company’s common stock.  As a result of a study (the “NOL Study”), it was determined that ownership changes occurred in 2000 and 2002 that had the effect of limiting the amount of NOLs that can be used to offset future taxable income to approximately $69 million annually over the carryforward period.  The aforementioned limitation is based upon certain conclusions in the NOL Study pertaining to the dates of the ownership changes and the value of the Company on the dates of the ownership changes.  The conclusions contained in the NOL Study are subject to interpretation, and therefore, the limitation could be subject to change.

The Company has recorded a deferred tax liability in the amount of $44.6 million, primarily related to the assignment of estimated fair value to certain purchased identifiable intangible assets associated with the acquisitions of Active Hotels and Bookings.

16.          COMMITMENTS AND CONTINGENCIES

Acquisitions of Active Hotels and Bookings.

The holders of stock of priceline.com International issued in connection with the Company’s acquisition of Bookings can require the Company to purchase their stock at certain future dates for a purchase price equal to their then fair market value.  In addition, the Company can require the holders of the stock to sell the stock to the Company at certain future dates for a purchase price equal to their then fair market value.  Certain of the shares of priceline.com International subject to this buyback provision are the securities for which certain employees of Active Hotels exchanged their minority interests in Active Hotels that they purchased or were granted at the time of our acquisition of Active Hotels.  The Company estimates that at September 30, 2005, the fair value of the securities subject to this buyback provision approximated the carrying value of $23.9 million.

Litigation.

On December 30, 2004, the City of Los Angeles filed a putative class action complaint in Superior Court for the County of Los Angeles, on behalf of itself and other allegedly similarly situated cities in California, naming as defendants:  Hotels.com, L.P.; Hotel.com GP, LLC; Hotwire, Inc.; Cheaptickets, Inc.; Cendant Travel Distribution Services Group, Inc.; Expedia, Inc.; Internetwork Publishing Corp. (d/b/a Lodging.com); Lowestfare.com, Inc.; Maupintour Holding LLC; Orbitz, Inc.; Orbitz, LLC; priceline.com, Inc.; Site59.com, LLC; Travelocity.com, Inc.; Travelocity.com LP; Travelweb, LLC and Travelnow.com, Inc.  (City of Los Angeles v. Hotels.com, Inc. et al.). The Company and its wholly owned subsidiaries, Lowestfare.com and Travelweb, have been served with the complaint.  The complaint alleged, among other things, that each of these defendants violated the Uniform Transient Occupancy Tax Ordinance of the City of Los Angeles, and allegedly similar ordinances of other California cities, with respect to the charges and remittance of amounts to cover taxes under such ordinances, and that such practices also constitute acts of unfair competition under California Business and Professions Code Section 17200, et seq. (“Section 17200”).  On August 31, 2004, the City of Los Angeles filed an amended complaint adding a claim for a declaratory judgment.  The amended complaint seeks payment of alleged unpaid taxes owed, relief from conversion, including punitive damages, attorneys’ fees, and imposition of a constructive trust.  On May 19, 2005, the court ordered limited discovery.  On September 26, 2005, the court sustained the defendants’ motion to dismiss on misjoinder grounds, but allowed the City of Los Angeles the opportunity to replead.

On February 17, 2005, a putative class action complaint was filed in the same court by Ronald Bush and three other individuals on behalf of themselves and other allegedly similarly situated California consumers against several of the same defendants as named in the City of Los Angeles action, including the Company (Bush, et al. v. Cheaptickets, Inc., et al.).  The complaint alleged each of the defendants engaged in acts of unfair competition in violation of Section 17200 relating to their respective disclosures and charges to customers to cover taxes under the above ordinances of the City of Los Angeles and other California cities, and service fees.  The complaint sought restitution under Section 17200, relief for alleged conversion, including punitive damages, injunctive relief, and imposition of a constructive trust.  The Company was served with the complaint on February 25, 2005.  The defendants removed this action to the United States District Court for the Central District of California.  On May 9, 2005, the District Court issued an order remanding the action to state court.  Defendants timely appealed to the Ninth Circuit, which, on October 6, 2005, affirmed the order of the District Court.  The case will therefore proceed in the state court.  On July 1, 2005, Plaintiffs filed an amended complaint, adding claims pursuant to California’s Consumer Legal Remedies Act, Civil Code §1750, et seq. and claims for breach of contract and the implied duty of good faith and fair dealing.  A case management conference has been scheduled for December 2, 2005.  At that conference it is anticipated that the court will address the staging and scheduling of motions challenging the amended complaint and appropriate discovery, if any.

Also on February 17, 2005, a putative class action complaint was filed in the Superior Court of the State of Delaware for New Castle County by Jeanne Marshall and three other individuals on behalf of themselves and a putative class of allegedly similarly situated consumers nationwide against the Company (Marshall, et al. v. priceline.com, Inc.).  The complaint alleged that the Company violated the Delaware Consumer Fraud Act, Del. Code Ann. Tit. 6, § 2511, et seq., relating to its disclosures and charges to customers to cover taxes under city hotel occupancy tax ordinances nationwide, and service fees.  The Company was served with the complaint on March 2, 2005 and moved to dismiss the complaint on April 21, 2005.  The Company also moved to stay discovery until a determination of its motion to dismiss the complaint and the Court granted that stay on May 11, 2005.  On June 10, 2005, Plaintiffs filed an amended complaint that asserts claims under the Delaware Consumer Fraud Act and for beach of contract and the implied duty of good faith and fair dealing.  The amended complaint seeks compensatory damages, punitive damages, attorneys’ fees and other relief.  On July 15, 2005, the Company filed a motion to dismiss the amended complaint on the basis that it fails to allege sufficient facts to state a cause of action.  The motion has been fully briefed.  The Company’s motion to dismiss was heard by the Court on November 4, 2005 and the parties are awaiting a decision.

On July 12, 2005, the City of Philadelphia, Pennsylvania, filed a complaint in the Court of Common Pleas for Philadelphia County, Pennsylvania against Hotels.com; Hotels.com GP, LLC; Hotwire.com; Cheaptickets, Inc.; Cendant Travel Distribution Services Group, Inc.; Expedia, Inc.; Internetwork Publishing Corp. (d/b/a Lodging.com); Lowestfare.com, Inc.; Maupintour Holding LLC; Orbitz, Inc.; Orbitz, LLC; priceline.com, Inc.; Site59.com, LLC; Travelocity.com, Inc.; Travelocity.com LP; Travelweb, LLC and Travelnow.com, Inc.  (City of Philadelphia, Pennsylvania v. Hotels.com, et al.).  The complaint alleges, among other things, that each of these defendants violated the hotel room rental tax provisions of Section 19-2401, et seq., of the Philadelphia Municipal Code with respect to the charges and remittance of amounts to cover taxes under the Code.  The complaint also asserts claims for conversion, imposition of a constructive trust, and a demand for a legal accounting.  The complaint seeks payment of alleged unpaid taxes owed, disgorgement and restitution of all funds allegedly owed to Plaintiff, an accounting, attorneys’ fees, and other relief.  The defendants removed this action to the United States District Court for the Eastern District of Pennsylvania.  On October 11, 2005, the District Court issued an order remanding the action to state court.  On October 19, 2005, the City of Philadelphia moved for leave to file an amended complaint.

On September 21, 2005, the City of Bellingham filed a putative class action complaint in the Superior Court of Washington for Whatcom County on behalf of itself and other similarly situated taxing entities in Washington, against Hotels.com, L.P.; Hotels.com GP, LLC; Hotwire, Inc.; Cheaptickets Inc.; Cendant Travel Distribution Services Group, Inc.; Expedia, Inc.; Internetwork Publishing Corp. (d/b/a Lodging.com); Lowestfare.com, Inc.; Maupintour Holding, LLC; Orbitz, Inc.; Orbitz, LLC; priceline.com, Inc.; Site59.com, LLC; Travelocity.com, Inc.; Travelocity.com, L.P.; Travelweb, LLC and Travelnow.com, Inc. (City of Bellingham v. Hotels.com, L.P., et al.).  The complaint alleges, among other things, that each of these defendants violated Section 4.62.010, et seq., of the Bellingham Municipal Code and similar laws of other Washington taxing entities with respect to the charges and remittance of amounts to cover taxes under the Municipal Code.  The complaint also asserts claims for violation of the Washington Consumer Protection Act RCW § 19.86.010, et seq., conversion and unjust enrichment.  The complaint seeks compensatory damages, statutory treble damages, penalties, attorneys’ fees and other reflief.  Travelweb has been served with the complaint, but the Company and Lowestfare.com have not.  On November 3, 2005, the Company, Lowestfare.com, Travelweb and certain other defendants removed this action to the United States District Court for the Western District of Washington.

On October 5, 2005, the City of Fairview Heights filed a putative class action complaint in the Circuit Court, Twentieth Judicial Circuit, St. Clair County, Illinois on behalf of itself and other similarly situated taxing entities in Illinois, against Orbitz, Inc.; Orbitz, LLC; Hotels.com, L.P.; Hotels.com GP, LLC; Hotwire, Inc.; Cheaptickets Inc.; Cendant Travel Distribution Services Group, Inc.; Expedia, Inc.; Internetwork Publishing Corp. (d/b/a Lodging.com); Lowestfare.com, Inc.; Maupintour Holding, LLC; priceline.com, Inc.; Site59.com, LLC; Travelocity.com, Inc.; Travelocity.com, L.P.; Travelweb, LLC and Travelnow.com, Inc. (City of Fairview Heights v. Orbitz, Inc., et al.).  The complaint alleges, among other things, that each of these defendants violated Section 36-2-1, et seq., of the Revised Ordinances of the City of Fairview Heights, Illinois and similar laws of other Illinois taxing entities with respect to the charges and remittance of amounts to cover taxes under the ordinances.  The complaint also asserts claims for violation of the Illinois Consumer Fraud and Deceptive Practices Act, 815 ILCS 505/1, similar laws in other states, conversion and unjust enrichment.  The complaint seeks compensatory damages, attorneys’ fees and other relief.  Travelweb has been served with the complaint, but the Company and Lowestfare.com have not.

On October 25, 2005, the City of Findlay filed a putative class action complaint in the Common Pleas Court of Hancock County, Ohio on behalf of itself and other similarly situated taxing entities in Ohio, against Hotels.com, L.P.; Hotels.com GP, LLC; Hotwire, Inc.; Cheaptickets, Inc.; Cendant Travel Distribution Services Group Inc.; Expedia, Inc.; Internetwork Publishing Corp. (d/b/a Lodging.com); Lowestfare.com, Inc.; Maupintour Holding, LLC; Orbitz, Inc.; Orbitz, LLC; priceline.com, Inc.; Site59.com, LLC; Travelocity.com, Inc.; Travelocity.com, L.P.; Travelweb, LLC and Travelnow.com, Inc. (City of Findlay v. Hotels.com, L.P., et al.).  The complaint alleges, among other things, that each of these defendants violated Ohio Revenue Code § 5739 and the Certified Ordinances of the City of Findlay and other putative class members with respect to the charges and remittance of amounts to cover taxes under the Ohio transient occupancy tax ordinances.  The complaint also asserts claims for violation of Ohio Revised Code Chapter 1345, et seq., conversion, a constructive trust and a declaratory judgment.  The complaint seeks compensatory damages, disgorgement, penalties available by law, attorneys’ fees and other relief.  The Company has been served with a copy of the complaint, but its wholly owned subsidiaries, Lowestfare.com and Travelweb, have not.

On November 1, 2005, the City of Chicago, Illinois, filed a complaint in the Circuit Court of Cook County, Illinois against Hotels.com, L.P.; Hotwire, Inc.; Cheaptickets, Inc.; Cendant Travel Distribution Services Group, Inc.; Expedia, Inc.; Internetwork Publishing Corp. (d/b/a Lodging.com); Lowestfare.com, Inc.; Maupintour Holding, LLC; Maupintour, LLC; Orbitz, Inc.; Orbitz, LLC; priceline.com, Inc.; Site59.com, LLC; Travelocity.com, Inc.; Travelocity.com LP; Travelweb, LLC and Travelnow.com, Inc.  (City of Chicago, Illinois v. Hotels.com,  L.P., et al.)  The complaint alleges, among other things, that each of these defendants violated the Chicago Hotel Accommodations Tax Ordinance of Chapter 3-24 of the Municipal Code of Chicago with respect to the charges and remittance of amounts to cover taxes under the Code.  The complaint also asserts claims for conversion, imposition of a constructive trust, and a demand for a legal accounting.  The complaint seeks payment of alleged unpaid taxes owed, disgorgement and restitution of all funds allegedly owed to Plaintiff, an accounting, penalties, attorneys’ fees, and other relief.  The Company and its wholly owned subsidiaries, Lowestfare.com and Travelweb, have not been served with a copy of the complaint.

The Company intends to defend vigorously against all of the aforementioned actions.  The Company is unable at this time to predict the outcome of these suits or reasonably estimate a range of possible loss, if any.

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

In addition, on November 1, 2000 the Company was served with a complaint that purported to be a shareholder derivative action against its Board of Directors and certain of its current and former executive officers, as well as the Company (as a nominal defendant).  The complaint alleged breach of fiduciary duty and waste of corporate assets.  The action is captioned Mark Zimmerman v. Richard Braddock, J. Walker, D. Schulman, P. Allaire, R. Bahna, P. Blackney, W. Ford, M. Loeb, N. Nicholas, N. Peretsman, and priceline.com Incorporated, 18473-NC (Court of Chancery of Delaware, County of New Castle, State of Delaware).  On February 6, 2001, all defendants moved to dismiss the complaint for failure to make a demand upon the Board of Directors and failure to state a cause of action upon which relief can be granted.  Pursuant to a stipulation by the parties, an amended complaint was filed on June 21, 2001.  Defendants renewed their motion to dismiss on August 20, 2001, and plaintiff served his opposition to that motion on October 26, 2001.  Defendants filed their reply brief on January 7, 2002.  On December 20, 2002, the Court granted defendants’ motion without prejudice.  On April 25, 2003, a second amended complaint, adding H. Miller, was filed and a motion seeking leave of court to file the second amended complaint was filed on July 28, 2003.  That motion was fully briefed, and oral argument took place on May 9, 2005. Immediately following oral argument, the Court dismissed three of the four counts in the second amended complaint.  All of the counts against defendants Allaire, Bahna, Blackney, Ford, Loeb, Miller, Peretsman and Schulman have now been dismissed.  On September 8, 2005, the Court granted plaintiff leave to file the second amended complaint as to the one remaining count.  Defendants filed a motion requesting that the Court certify its September 8 order for interlocutory appeal to the Delaware Supreme Court, and the Court granted that motion on October 6, 2005.  On October 17, 2005, the Delaware Supreme Court accepted the interlocutory appeal.  Defendants’ opening brief on appeal is due on November 21, 2005.  Discovery in the case and the time in which Defendants are required to respond to the second amended complaint have been stayed pending the Delaware Supreme Court’s entry of mandate.   The Company intends to defend vigorously against this action.  The Company is unable to predict the outcome of the suit or reasonably estimate a range of possible loss, if any.

On November 7, 2003, the Company was served with a complaint that purported to be a shareholder derivative action against its Board of Directors and certain of its current and former executive officers, as well as the Company (as a nominal defendant).  The complaint alleged, among other things, breach of fiduciary duty, waste of corporate assets and misappropriation of corporate information.  The claims in the complaint appear to be substantially repetitive of the claims pending in the derivative action in Delaware which is described above.  The action is captioned Don Powell v. Richard S. Braddock, Jay S. Walker, Daniel H. Schulman, Paul A. Allaire, Ralph M. Bahna, Paul J. Blackney, William E. Ford, Marshall Loeb, N. J. Nicholas, Jr., Nancy B. Peretsman, and Heidi G. Miller and priceline.com Incorporated (Superior Court, Judicial District of

Stamford/Norwalk, State of Connecticut).  On January 28, 2004, defendants Blackney, Nicholas, Peretsman and Loeb moved to dismiss the complaint for lack of personal jurisdiction.  On January 29, 2004, defendant Miller moved to dismiss the complaint for lack of personal jurisdiction and for insufficient service of process.  On February 27, 2004, defendants Braddock, Walker, Schulman, Allaire, Bahna, Blackney, Loeb, Nicholas, Peretsman, Miller and priceline.com moved to dismiss the complaint for lack of subject matter jurisdiction and defendants Braddock and Schulman also moved to dismiss the complaint for lack of personal jurisdiction and insufficient service of process.  At a hearing on May 3, 2004, the Court stated that it would not rule on the pending motions until the pending motions in the Delaware action described above are decided.  The Court conducted a subsequent status conference on January 10, 2005, at which it requested that the parties report back no later than March 15, 2005 on the status of the Delaware derivative suit.  On March 15, 2005, the parties informed the Court in writing that the oral argument in the Delaware case had been postponed until May 9, 2005, and that the parties would contact the Court with a status report after that hearing was held.  The Delaware Court dismissed three of the four counts in the second amended complaint in the Delaware derivative suit.  All of the counts against the defendants Allaire, Bahna, Blackney, Ford, Loeb, Miller, Peretsman and Schulman have now been dismissed.  The parties in the Connecticut action advised the Connecticut Court of the Delaware Court’s ruling by letter dated June 6, 2005.  The Delaware Court subsequently granted plaintiff leave to file the second amended complaint as to the one remaining count.  Defendants sought an interlocutory appeal of the Delaware Court’s order, and the Delaware Supreme Court accepted that appeal.  The parties in the Connecticut action advised the Connecticut Court of those developments by letter dated November 3, 2005.  The Company intends to defend vigorously against this action.  The Company is unable to predict the outcome of this suit or reasonably estimate a range of possible loss, if any.

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

On an ongoing basis, the Company conducts a review and interpretation of the tax laws in various states and other jurisdictions relating to the payment of state and local hotel occupancy and other related taxes.  In connection with its review, the Company has met and had discussions with taxing authorities in certain jurisdictions but the ultimate resolution in any particular jurisdiction cannot be determined at this time.  Currently, hotels collect and remit hotel occupancy and related taxes to the various tax authorities based on the amounts collected by the hotels.  Consistent with this practice, the Company recovers the taxes on the underlying cost of the hotel room night from customers and remits the taxes to the hotel operators for payment to the appropriate tax authorities.  As discussed at length above, several jurisdictions have initiated lawsuits indicating the position that sales tax or hotel occupancy tax is applicable to the differential between the price paid by a customer for the Company’s service and the cost to the Company of the underlying room.  Historically, the Company has not collected taxes on this differential.  Some state and local jurisdictions could assert that the Company is subject to sales or hotel occupancy taxes on this differential and could seek to collect such taxes, either retroactively or prospectively or both.  Such actions may result in substantial liabilities for past sales and could have a material adverse effect on the Company’s business and results of operations.  To the extent that any tax authority succeeds in asserting that any such tax collection responsibility exists, it is likely that, with respect to future transactions, the Company would collect any such additional tax obligation from its customers, which would have the effect of increasing the cost of hotel room nights to the Company’s customers and, consequently, could reduce its hotel sales.  The Company will continue to assess the risks of the potential financial impact of additional tax exposure, and to the extent appropriate, it will reserve for those estimates of liabilities.

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

•                                          Worldspan, L.P. reservation booking fees related to both our Name Your Own Price® airline ticket, hotel room and rental car service, and price-disclosed airline tickets and rental car service;

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

Because we believe that an opportunity for growth exists in certain international markets, and since prior to the fourth quarter of 2004, substantially all of our revenue was generated in the U.S., we have taken steps to expand the markets we serve.  In September 2004, we acquired Active Hotels Ltd., a U.K. based on-line hotel service.  Active Hotels gives us a strong presence in the U.K.’s on-line hotel market.  Furthermore, in July 2005, we acquired Amsterdam-based Bookings B.V., one of Europe’s leading Internet hotel reservation services, with offices in Amsterdam, Barcelona, Berlin, Paris and Pisa.  All of our European operations, including Active Hotels and Bookings, are majority-owned by us.  A minority interest in our European business is held by our managers responsible for that business.  We work with a range of chain-owned and independently owned hotels across Europe and in major cities around the world.

We believe acquisitions of businesses such as Active Hotels and Bookings create opportunities for us to expand our businesses both in Europe and the U.S., and that our European operations have become and will continue to become an increasingly important contributor to our business.  In addition to the ongoing businesses of our European operations, which consist primarily of offering European hotel rooms to European customers, we intend to utilize our European operations to promote the priceline.com brand in Europe generally, to offer European customers access to our U.S. based travel services and to enhance the European travel services that we currently offer U.S. customers.

Our overall financial prospects have been and continue to be significantly dependent upon the sale of leisure airline tickets and, as a result, the health of our business has been directly related to the health of the airline industry.  Most domestic airlines, and many of our major suppliers, have experienced, and continue to experience, significant losses.  These losses have been compounded by competition from low-cost carriers and, more recently, by high fuel prices, which we believe increase the possibility of the additional bankruptcy and/or the liquidation of one or more of the major domestic airlines.  As a result of these and other factors, many of the major airlines have deeply discounted retail airline tickets to maintain market share, simplified fare structures by removing restrictions associated with certain airline tickets and, as discussed in more detail in “Other” below, put pressure on third-party intermediaries like us to reduce airline distribution costs.  These actions have had, and continue to have, a detrimental effect on our overall airline business and, in particular, our Name Your Own Price® airline ticket service, which historically represented a significant portion of our total airline ticket revenues.

As a result of the continued decline in sales of Name Your Own Price® airline tickets over the last three years, we have taken and expect to continue to take steps to diversify our revenue among “non-opaque” services, such as allowing our customers to purchase price disclosed retail airline, hotel and rental car travel services, which we believe will help broaden our customer appeal.  To this end, in the fourth quarter of 2003, we began offering customers the ability to purchase airline tickets at disclosed, retail prices and, in March 2005, we launched a price disclosed hotel service using the retail merchant model hotel service of Travelweb LLC, which we acquired in May 2004, and have integrated into our operations and on our web site, www.priceline.com.  In October 2004, we launched a search and booking engine on priceline.com to allow customers to choose between a Name Your Own Price® or a price-disclosed rental car offering and, in the second quarter of 2004, we implemented a new feature on our vacation packages path that allows customers to choose between an “opaque” or a disclosed flight itinerary.  Our intent is to provide customers maximum flexibility by allowing them to select a retail price disclosed service or to make use of the Name Your Own Price® service.

We intend to continue to execute on our strategy of diversifying our service offerings and markets, through both continued internal development of services and, if appropriate, acquisitions.  As a result of the initiatives described above, the growth rates for our “agency” businesses, which are generally comprised of our price-disclosed retail services, have, over the recent past, significantly exceeded the growth rates for our “merchant” businesses, which are comprised primarily of our slower-growing Name Your Own Price® services.

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

We believe that our success will depend in large part on our ability to maintain profitability, primarily from our leisure travel business, to continue to promote the priceline.com brand and, over time, to offer other travel services and further expand into international markets. Factors beyond our control, such as the outbreak of an epidemic or pandemic disease, natural disasters such as hurricanes, tsunamis or earthquakes, terrorist attacks, hostilities in the Middle East or elsewhere, the liquidation of major domestic airlines now in bankruptcy, the bankruptcy of an additional carrier or the withdrawal from our system of a major airline (or the consolidation of our major airline suppliers) or hotel supplier, could adversely affect our business and results of operations and impair our ability to effectively implement all or some of the initiatives described above.  We intend to continue to invest in marketing and promotion, technology and personnel within parameters consistent with attempts to improve operating results.  We also intend to broaden the scope of our business, and to that end, we explore strategic alternatives from time to time in the form of, among other things, mergers and acquisitions.  Our goal is to improve volume and sustain gross margins in an effort to maintain profitability. The uncertain environment described above makes the prediction of future results of operations difficult, and accordingly, we cannot provide assurance that we will sustain revenue growth and profitability.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment,” was issued in December 2004.  SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  We will be required to apply SFAS 123(R) as of January 1, 2006.

Results of Operations

Three and Nine Months Ended September 30, 2005 compared to the Three and Nine Months Ended September 30, 2004

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

The number of airline tickets, hotel room nights and rental car days sold through our web sites and the related gross bookings were as follows:

	Airline Tickets	Hotel Room Nights	Rental Car Days	Gross Bookings
Three Months ended September 30, 2005	680,000	3.5 million	1.7 million	$611.1 million
Three Months ended September 30, 2004	725,000	2.1 million	1.4 million	$435.3 million
Nine Months ended September 30, 2005	2.2 million	8.8 million	4.5 million	$1,690.3 million
Nine Months ended September 30, 2004	2.2 million	5.8 million	4.0 million	$1,271.6 million

Airline tickets sold decreased by 6.2% and increased by 2.1% for the three and nine months ended September 30, 2005, respectively, over the same periods in 2004.  The decrease in the number of airline tickets sold in the three months ended September 30, 2005, compared to the same period in 2004, was primarily attributable to a deceleration in the growth rate of our retail airline ticket service and a significant percentage decrease in the sale of Name Your Own Price® airline tickets.  The increase in the number of airline tickets sold in the nine months ended September 30, 2005, compared to the same period in 2004, was primarily attributable to the growth of our retail airline ticket service in the first quarter of 2005, compared to the first quarter of 2004, which was the first full-quarter in which we offered a retail choice for airline tickets, and that growth more than offset the large annualized percentage decrease in Name Your Own Price® airline tickets sold in the period.

Hotel room nights sold increased by 67.7% and 52.5% for the three and nine months ended September 30, 2005, respectively, over the same periods in 2004.  The increase in the number of hotel room nights sold in the three and nine months ended September 30, 2005, compared to the same periods in 2004, was primarily due to the inclusion of hotel room nights sold through our European operations, which are substantially comprised of Active Hotels and Bookings, which were acquired in the third quarters of 2004 and 2005, respectively, and our retail merchant model hotel service, which was integrated after our acquisition of Travelweb during the second quarter 2004.

Rental car days sold increased by 24.0% and 13.0% for the three and nine months ended September 30, 2005, respectively, over the same periods in 2004 due to increases in sales of our opaque rental car service, increases in sales of our retail choice rental car service, which was launched in the fourth quarter of 2004, and the launch of new features, including an option for one-way destination car rentals.

Gross bookings increased by 40.4% and 32.9% for the three and nine months ended September 30, 2005, respectively, compared to the same periods in 2004.  The increase was driven primarily by an increase of 118.7% and 89.3% in “agency” bookings for the three and nine months ended September 30, 2005, respectively, which was primarily attributable to (1) the inclusion of approximately $165 million and $314 million, respectively, of gross bookings from our European operations; (2) the increased sale of retail airline tickets, a service which was launched in the fourth quarter of 2003; and (3) the inclusion of agency gross bookings relating to our retail merchant model hotel service.  Merchant gross bookings decreased by 3.8% and increased by 2.1% for the three and nine months ended September 30, 2005, respectively.  The lack of significant growth in merchant gross bookings was primarily attributable to a decrease in the sale of opaque airline tickets and a reduction in retail merchant model hotel bookings resulting from a restructuring of our marketing relationship with Orbitz LLC, pursuant to which we relieved Orbitz of its obligation to generate a certain volume of retail merchant model hotel bookings through our system in exchange for which Orbitz agreed to make us its exclusive provider of opaque airline tickets, hotel rooms and rental cars in 2006.

Revenues

We classify our revenue into three categories:

•                  Merchant revenues are derived from transactions where we are the merchant of record and are responsible for, among other things, collecting receipts from our customers, remitting payments to our suppliers and establishing the price of services we offer.  Merchant revenues include (1) transaction revenues representing the selling price of Name Your Own Price® airline tickets, hotel rooms, rental cars and price disclosed vacation packages; (2) transaction revenues representing the amount charged to a customer, less the amount charged by suppliers in connection with the hotel rooms provided through our retail merchant model hotel service; (3) customer processing fees charged in connection with the sale of Name Your Own Price® airline tickets, hotel rooms and rental cars and retail merchant hotels; and (4) ancillary fees, including Worldspan, L.P. reservation booking fees related to certain of the aforementioned transactions.

•                  Agency revenues are derived from travel related transactions where we are not the merchant of record and where the prices of our services are determined by third parties. Agency revenues include travel commissions, customer processing fees and Worldspan, L.P. reservation booking fees related to certain of the aforementioned transactions and are reported at the net amounts received, without any associated cost of revenue.

•                  Other revenues are derived primarily from advertising on our web sites.

We continue to experience a shift in the mix of our airline ticket business from a business historically focused exclusively on the sale of merchant (“opaque”) Name Your Own Price® travel services to a business that includes the sale of retail, price-disclosed travel services.  Because merchant Name Your Own Price® travel services are reported on a “gross” basis and retail travel services are primarily recorded on a “net” basis, revenue increases and decreases are impacted by changes in the mix of the sale of merchant and retail travel services and, consequently, gross profit has become an increasingly important measure of evaluating growth in our business.  Additionally, our European operations contributed approximately $27.8 million and $47.9 million to our revenues for the three and nine months ended September 30, 2005, respectively.  Revenues generated by our European operations are primarily recorded on a “net” basis.

	Three Months Ended September 30, ($000)		% Change	Nine Months Ended September 30, ($000)		% Change
	2005	2004		2005	2004
Merchant Revenues	$222,142	$226,453	(1.9)%	$686,174	$693,324	(1.0)%
Agency Revenues	35,497	8,671	309.4%	69,280	23,866	190.3%
Other Revenues	1,158	758	52.8%	3,293	2,212	48.9%
Total Revenues	$258,797	$235,882	9.7%	$758,747	$719,402	5.5%

Merchant Revenues

Merchant revenues for the three and nine months ended September 30, 2005 and 2004, consisted primarily of:  (1) transaction revenues representing the selling price of Name Your Own Price® airline tickets, hotel rooms, rental cars and price disclosed vacation packages; (2) transaction revenues representing the amount charged to a customer, less the amount charged by suppliers in connection with the hotel rooms provided through our retail merchant model hotel service; (3) customer processing fees charged in connection with the sale of Name Your Own Price® airline tickets, hotel rooms and rental cars and retail merchant model hotels; and (4) ancillary fees, including Worldspan, L.P. reservation booking fees related to certain of the aforementioned transactions.

Merchant revenue for the three and nine months ended September 30, 2005 decreased by 1.9% and 1.0%, respectively, compared to the same periods in 2004 due to a substantial percentage decrease in the sale of Name Your Own Price® airline tickets, which was partially offset by increased revenue from retail merchant model hotel transactions and Name Your Own Price® rental car transactions.  We believe that the decrease in the number of Name Your Own Price® airline tickets sold continued to be due primarily to low retail airline ticket prices and the availability of retail tickets on our web site.  In particular, we believe that lower retail pricing causes customers who might normally be willing to make the tradeoffs associated with our Name Your Own Price® airline service in exchange for savings off of higher retail rates, to purchase travel services at the lower retail rates, or from “low-cost” carriers, without having to make any trade-offs.

Agency Revenues

Agency revenues for the three and nine months ended September 30, 2005 and 2004 consisted primarily of: (1) processing fees and third-party supplier commissions related primarily to the sale of travel services including the sale of retail airline tickets, non-merchant model hotels, rental cars, cruises and other travel services; and (2) ancillary fees, including Worldspan, L.P. reservation booking fees related to certain price-disclosed transactions.  Agency revenues for the three and nine months ended September 30, 2005 increased from the same periods a year ago, primarily as a result of (1) the inclusion of approximately $27.8 million and $47.9 million of agency revenue for the three and nine months ended September 30, 2005, respectively, from our European operations; and (2) increased sales of retail airline tickets.

Other Revenues

Other revenues during the three and nine months ended September 30, 2005 and 2004 consisted primarily of: (1) advertising revenues; and (2) fees for referring customers to pricelinemortgage.com for home financing services.  Other revenues for the three and nine months ended September 30, 2005 increased compared to the same periods in 2004, primarily as a result of higher on-line advertising revenue.

Cost of Revenues and Gross Profit

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	($000)		Change	($000)		Change
	2005	2004		2005	2004
Cost of Merchant Revenues	$178,272	$184,627	(3.4)%	$555,280	$570,994	(2.8)%
% of Merchant Revenues	80.3%	81.5%		80.9%	82.4%
Cost of Agency Revenues	523	151	246.4%	523	151	246.4%
% of Agency Revenues	1.5%	1.7%		0.8%	0.6%
Cost of Other Revenues	—	—	—	—	—	—
% of Other Revenues	0.0%	0.0%		0.0%	0.0%
Total Cost of Revenues	$178,795	$184,778	(3.2)%	$555,803	$571,145	(2.7)%
% of Revenues	69.1%	78.3%		73.3%	79.4%

Cost of Revenues

During the three and nine months ended September 30, 2005, cost of revenues decreased by approximately 3.2% and 2.7%, respectively, over the same periods last year, due primarily to a shift in the mix of revenue from merchant services toward agency services that have higher gross margins.  Merchant Name Your Own Price® transactions, whose revenues are recorded “gross” with a corresponding cost of revenue, represented a smaller percentage of transactions as compared to retail transactions which are recorded “net” with no corresponding cost of revenues.

Cost of Merchant Revenues

For the three and nine months ended September 30, 2005 and 2004, cost of merchant revenues consisted primarily of: (1) the cost of opaque hotel rooms from our suppliers, net of hotel occupancy tax, (2) the cost of opaque airline tickets from our suppliers, net of the federal air transportation tax, segment fees and passenger facility charges imposed in connection with the sale of airline tickets; (3) the cost of opaque rental cars from our suppliers, net of applicable taxes; and (4) non-cash acquisition related amortization expenses associated with the acquisition of Travelweb.  Cost of merchant revenues for the three and nine months ended September 30, 2005 decreased approximately 3.4% and 2.8%, respectively, compared to the same periods in 2004, due primarily to a decrease in overall merchant revenues.  Retail merchant model hotel revenues are recorded at their net amounts, which are amounts received less amounts paid to suppliers and therefore, there are no associated costs of retail merchant model hotel revenues.

Cost of Agency Revenues

Agency revenues are recorded at their net amount, which are amounts received less amounts paid to suppliers, if any, and therefore, there are no costs of agency revenues.  For the three and nine months ended September 30, 2005 and 2004, cost of agency revenues consisted exclusively of non-cash acquisition related amortization expenses associated with our recent acquisitions.

Cost of Other Revenues

For the three and nine months ended September 30, 2005 and 2004, there were no costs of other revenues.

Gross Profit

Total gross profit increased for the three and nine months ended September 30, 2005, as compared to the same periods in 2004, by 56.5% and 36.9%, respectively, primarily as a result of increased revenue from (1) the inclusion of results from our European operations; and (2) increased sales of retail travel services.  Total gross margin (gross profit expressed as a percentage of total revenue) increased during the three and nine month period ended September 30, 2005, compared to the same periods in 2004, because Name Your Own Price® transactions, whose revenues are recorded “gross” with a corresponding cost of revenue, represented a smaller percentage of transactions compared to retail merchant transactions which are primarily recorded “net” with no corresponding cost of revenues.  Because Name Your Own Price® transactions are reported “gross” and retail merchant transactions are primarily recorded on a “net” basis, we believe that gross profit has become an increasingly important measure of evaluating growth in our business.

	Three Months Ended September 30%			Nine Months Ended September 30,		%
	($000)		Change	($000)		Change
	2005	2004		2005	2004
Merchant Gross Profit	$43,870	$41,826	4.9%	$130,894	$122,330	7.0%
Merchant Gross Margin	19.7%	18.5%		19.1%	17.6%
Agency Gross Profit	$34,974	$8,520	310.5%	$68,757	$23,715	189.9%
Agency Gross Margin	98.5%	98.3%		99.2%	99.4%
Other Gross Profit	$1,158	$758	52.8%	$3,293	$2,212	48.9%
Other Gross Margin	100.0%	100.0%		100.0%	100.0%
Total Gross Profit	$80,002	$51,104	56.5%	$202,944	$148,257	36.9%
Total Gross Margin	30.9%	21.7%		26.7%	20.6%

Merchant Gross Profit

Merchant gross profit consists of merchant revenues less the cost of merchant revenues. For the three and nine months ended September 30, 2005, merchant gross profit increased from the same periods in 2004, primarily due to the inclusion of gross profit relating to our retail merchant model hotel service and growth in our Name Your Own Price® rental car service, partially offset by a substantial decrease in the sale of Name Your Own Price® airline tickets.  Merchant gross margin increased primarily because Name Your Own Price® transactions, whose revenues are recorded “gross” with a corresponding cost of revenue, represented a smaller percentage of transactions in the three and nine months ended September 30, 2005, when compared to retail transactions (primarily our retail merchant model hotel service), which are recorded “net” with no corresponding cost of revenues.

Agency Gross Profit

Agency gross profit consists of agency revenues, which are recorded net of agency costs, if any.  For the three and nine months ended September 30, 2005, agency gross profit increased over the same periods in 2004, primarily due to the inclusion of the results of our European operations, and an increase in the sale of retail airline tickets, hotel rooms, rental cars and related processing fees and travel commissions.

Other Gross Profit

During the three and nine months ended September 30, 2005, other gross profit increased from the same periods in 2004 primarily as a result of higher on-line advertising revenues.

Operating Expenses

Advertising

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	($000)		Change	($000)		Change
	2005	2004		2005	2004
Offline Advertising	$7,320	$7,178	2.0%	$26,482	$27,459	(3.6)%
% of Total Gross Profit	9.1%	14.0%		13.0%	18.5%
Online Advertising	$19,865	$7,471	165.9%	$42,001	$18,961	121.5%
% of Total Gross Profit	24.8%	14.6%		20.7%	12.8%

Offline advertising expenses consist primarily of: (1) the expenses associated with television and radio advertising;

and (2) agency fees, the cost for creative talent and production costs for television and radio commercials. For the three and nine months ended September 30, 2005, offline advertising expenses were generally consistent with offline advertising expenses in the same periods in 2004.  Online advertising expenses primarily consist of the costs of (1) affiliate programs; (2) search engine keyword purchases; (3) banner and pop-up advertisements; and (4) e-mail advertisements.  For the three and nine months ended September 30, 2005, online advertising expenses increased over the same periods in 2004, primarily due to the inclusion of the online advertising expenses related to our European operations and our retail merchant model hotel service, each of which relies primarily on online advertising to drive its businesses.  We intend to continue to promote the priceline.com brand aggressively.

Sales and Marketing

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	($000)		Change	($000)		Change
	2005	2004		2005	2004
Sales and Marketing	$9,645	$8,711	10.7%	$27,967	$24,513	14.1%
% of Total Gross Profit	12.1%	17.0%		13.8%	16.5%

Sales and marketing expenses consist primarily of (1) credit card processing fees associated with merchant transactions; (2) fees paid to third-party service providers that operate our call centers; and (3) provisions for credit card charge-backs.  For the three and nine months ended September 30, 2005, sales and marketing expenses, which are substantially variable in nature, increased over the same periods in 2004, due to increased gross booking volumes and the inclusion of sales and marketing expenses associated with our European operations.

Personnel

	Three Months Ended September 30, ($000)		% Change	Nine Months Ended September 30, ($000)		% Change
	2005	2004		2005	2004
Personnel	$13,820	$8,162	69.3%	$34,804	$24,398	42.7%
% of Total Gross Profit	17.3%	16.0%		17.1%	16.5%

Personnel expenses consist of compensation to our personnel, including salaries, bonuses, taxes, employee health benefits and stock based compensation. For the three and nine months ended September 30, 2005, personnel expenses increased over the same periods in 2004, primarily due to the inclusion of personnel expenses associated with our European operations and an increase in stock-based compensation associated with restricted stock grants to employees and directors.  Stock based compensation was approximately $1.3 million and $3 million for the three and nine months ended September 30, 2005, respectively, and approximately $126,000 and $344,000 for the three and nine months ended September 30, 2004, respectively.

General and Administrative

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	($000)		Change	($000)		Change
	2005	2004		2005	2004
General and Administrative	$4,814	$4,301	11.9%	$14,502	$12,264	18.2%
% of Total Gross Profit	6.0%	8.4%		7.1%	8.3%

General and administrative expenses consist primarily of: (1) fees for outside professionals; (2) business insurance; (3) occupancy expenses; and (4) litigation related expenses. General and administrative expenses increased during the three and nine months ended September 30, 2005 over the same periods during 2004, due to additional fees for outside professionals and expenses related to pending litigation, as well as the inclusion of general and administrative expenses associated with our European operations.

Information Technology

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	($000)		Change	($000)		Change
	2005	2004		2005	2004
Information Technology	$2,508	$2,272	10.4%	$8,023	$7,241	10.8%
% of Total Gross Profit	3.1%	4.4%		4.0%	4.9%

Information technology expenses consist primarily of: (1) system maintenance and software license fees; (2) data communications and other expenses associated with operating our Internet sites; and (3) payments to outside contractors. For the three and nine months ended September 30, 2005, information technology expenses increased from the same periods in 2004 primarily due to the inclusion of information technology expenses associated with our European operations.

Depreciation and Amortization

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	($000)		Change	($000)		Change
	2005	2004		2005	2004
Depreciation and Amortization	$7,138	$3,359	112.5%	$17,651	$8,144	116.7%
% of Total Gross Profit	8.9%	6.6%		8.7%	5.5%

Depreciation and amortization expenses consist of:  (1) amortization of intangible assets with determinable lives; (2) amortization of internally developed and purchased software, (3) depreciation of computer equipment; and (4) depreciation of leasehold improvements, office equipment and furniture and fixtures.  For the three and nine months ended September 30, 2005, depreciation and amortization expense increased from the same period in 2004, primarily as a result of the inclusion of non-cash acquisition related amortization expenses associated with our European operations.

Interest

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	($000)		Change	($000)		Change
	2005	2004		2005	2004
Interest Income	$1,102	$1,655	(33.4)%	$4,271	$3,794	12.6%
Interest Expense	(1,245)	(1,299)	(4.2)%	(3,777)	(2,431)	55.4%
Total	$(143)	$356	(140.2)%	$494	$1,363	(63.8)%

For the three months ended September 30, 2005, net interest income on cash and marketable securities decreased over the same period in 2004, primarily due to the decrease in cash resulting from our acquisition of Bookings in the third quarter of 2005.  For the nine months ended September 30, 2005, interest income on cash and marketable securities increased over the same period in 2004, primarily due to higher overall cash and investment balances as well as higher prevailing interest rates.  Interest expense increased for the nine months ended September 30, 2005 over the same period in 2004 because our 2.25% Convertible Senior Notes issued in June 2004 were outstanding for the entire nine month period in 2005.

Other

Other consists primarily of foreign exchange related gains and losses and gains and losses on dispositions of property and equipment.  In the three months ended September 30, 2005, other expense increased primarily due to losses on dispositions of property and equipment.  In the nine months ended September 30, 2005, other expense increased primarily due to the incurrence of foreign exchange losses related to our European operations.

Taxes

For the three and nine months ended September 30, 2005 we recorded income tax benefits of approximately $158.6 million and $158.5 million, respectively.  This principally resulted from a net non-cash tax benefit in the quarter ended September 30, 2005 of $160 million, recording a $170 million reversal of a portion of our valuation allowance on our deferred tax assets, partly offset by a $10 million non-cash U.S. income tax provision.  The non-cash tax benefit was recorded pursuant to the provisions of Statement of Financial Accounting Standards No. 109, that require a company to release a portion of its deferred tax asset valuation allowance when it is more likely than not that it will realize all or some portion of its net operating loss carryforward. Due to our significant net operating loss carryforwards, we do not expect to pay cash taxes on our U.S. federal taxable income for the foreseeable future.  As a result of the reversal, we began to record in our consolidated financial statements in the third quarter 2005, and will continue to record in future periods, a non-cash provision for U.S. income tax expense.  As a result, our reported net income and earnings per share will be materially negatively impacted by this non-cash U.S. income tax provision in subsequent periods as compared to prior periods.   We expect to make cash tax payments for U.S. alternative minimum taxes and for certain international taxes.

Equity in Income (Loss) of Investees, and Minority Interests

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	($000)		Change	($000)		Change
	2005	2004		2005	2004
Equity in Income (Loss) of investees and minority interests	$325	$67	385.1%	$626	$(81)	872.8%

Equity in income of investees and minority interests for the three and nine months ended September 30, 2005, represented (1) our pro rata share of pricelinemortgage.com’s net results, (2) minority interests associated with the 8.5% ownership of priceline.com International that is held by certain managers of that business and (3) until May 2004, our pro rata share of Travelweb’s net results.  The increase in equity in income of investees and minority interests versus both comparable prior year periods was primarily due to increases in equity in income of investees related to (1) our equity in the increase in pricelinemortgage.com’s net income in both periods and (2) the exclusion of our equity in the net loss of Travelweb subsequent to our acquisition of Travelweb in May 2004.  This increase was partially offset by the inclusion of the aforementioned minority interests in priceline.com International.

Liquidity and Capital Resources

As of September 30, 2005, we had $175.6 million in cash, cash equivalents, short-term investments and restricted cash. Approximately $22.6 million is restricted cash on deposit collateralizing letters of credit issued in favor of certain suppliers and landlords. Also included in restricted cash are amounts held by our credit card processor company. We generally invest excess cash to make such funds readily available for operating purposes.  Cash equivalents and short-term investments are primarily comprised of highly liquid, high quality, investment grade debt instruments.

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

Net cash provided by operating activities for the nine months ended September 30, 2005 was $49.1 million, resulting from net income of $188.9 million, non-cash items not affecting September 30, 2005 cash flows of $135.3 million and $4.5 million of changes in working capital.  The changes in working capital for the nine months ended September 30, 2005, were primarily related to a $13.6 million increase in accounts receivable, partially offset by a $9.0 million increase in accounts payable and accrued expenses.  The increases in accounts receivable and accounts payable were primarily due to increases in revenues and related cost of revenues attributable to increased hotel, vacation package and rental car transactions.  Non-cash items were primarily associated with the deferred income tax benefit, depreciation and amortization of property and equipment and intangible assets, primarily those acquired in our acquisitions of Travelweb, Active Hotels and Bookings.  The deferred income tax benefit resulted primarily from the $170 million non-cash reversal of a portion of our deferred tax valuation allowance, partly offset by a $10 million non-cash U.S. income tax charge.  Net cash provided by operating activities for the nine months ended September 30, 2004 was $36.3 million, resulting from net income of $26.5 million, non-cash items not affecting September 30, 2004 cash flows of $12.3 million, partially offset by $2.5 million of changes in working capital. The changes in working capital for the nine months ended September 30, 2004, were primarily related to a $8.6 million increase in accounts receivable, offset by a $7.6 million increase in accounts payable and accrued expenses. The increases in accounts receivable and accounts payable were primarily due to increases in revenues and related cost of revenues attributable to increased hotel, vacation package and rental car transactions. Non-cash items were primarily associated with the depreciation and amortization of property and equipment and intangible assets, primarily those acquired in our acquisitions of Travelweb and Active Hotels.

Net cash used in investing activities was $70.7 and $159.1 million, respectively, for the nine months ended September 30, 2005 and 2004, respectively.  Investing activities in the nine months ended September 30, 2005 was affected by redemption of short-term investments and marketable securities in the amount of $70.2 million.  During the nine months ended September 30, 2005, we invested $133.8 million, net of cash acquired, in acquisitions, the substantial majority of which related to Bookings.  In both periods, net cash used in investing activities was also affected by purchases of property and equipment.  During the nine months ended September 30, 2005, this amount was higher than previous periods due to increased spending on capitalized development activities, especially those related to the launch of our retail hotel service, purchases of computer hardware and the inclusion of capital spending by subsidiaries.  While we expect total capital expenditures for 2005 to exceed those of 2004, quarterly amounts for the remainder of the year are expected to be below those that took place in the three months ended September 30, 2005.  During the nine months ended September 30, 2004, we invested $158.7 million, net of cash acquired, in acquisitions, the substantial majority of which related to Active Hotels.

Net cash provided by financing activities was approximately $21.9 and $106.3 for the nine months ended September 30, 2005 and 2004, respectively.  The cash provided by financing activities during the nine months ended September 30, 2005 was primarily proceeds from the sale of our minority interest in subsidiary and the exercise of employee stock options, while a majority of the proceeds for the nine months ended September 30, 2004 was provided by the issuance of $100 million of convertible senior notes.

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

Off-Balance Sheet Arrangements.

As of September 30, 2005, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

During the three months ended September 30, 2005, sales of airline tickets from our five largest and two largest airline suppliers accounted for approximately 80% and 43% of total airline tickets sold, respectively.  As a result, currently we are substantially dependent upon the continued participation of these airlines in priceline.com in order to maintain and continue to grow our total gross profit.

Our arrangements with the airlines that participate in our system — either Name Your Own Price® or price-disclosed service — generally do not require the airlines to provide any specific quantity of airline tickets or to make tickets available for any particular route or at any particular price, and can generally be terminated upon little or no notice.  During the course of our business, we are in continuous dialogue with our major airline suppliers about the nature and extent of their participation in our system. The significant reduction on the part of any of our major suppliers of their participation in our system for a sustained period of time or their complete withdrawal could have a material adverse effect on our business, results of operations and financial condition.  Moreover, the airline industry has experienced a shift in market share from full-service carriers to low-cost carriers that focus primarily on discount fares to leisure destinations and we expect this trend to continue.  Some low-cost carriers, such as Southwest and JetBlue, do not distribute their tickets through us or other third-party intermediaries.  In addition, certain airlines have significantly limited or eliminated sales of airline tickets through “opaque” channels, preferring to consistently show the lowest available price on their own web site.  If one or more participating airlines were to further limit or eliminate discounting through opaque channels, it could have a material adverse effect on our business, results of operations and financial condition.

Due to our dependence on the airline industry, we could be severely affected by changes in that industry, and, in many cases, we will have no control over such changes or their timing.  Several major U.S. airlines are struggling financially and have either filed for reorganization under the United States Bankruptcy Code or discussed publicly the risks of bankruptcy. To the extent other major U.S. airlines that participate in our system declare bankruptcy, they may be unable or unwilling to honor tickets sold for their flights. Our policy in such event would be to direct customers seeking a refund or exchange to the airline, and not to provide a remedy ourselves. Because we are the merchant-of-record on sales of Name Your Own Price® airline tickets to our customers, however, we could experience a significant increase in demands for refunds or credit card charge-backs from customers, which could materially and adversely affect our operations and financial results. In addition, because Name Your Own Price® customers do not choose the airlines on which they are to fly, the bankruptcy of a major U.S. airline or the possibility of a major U.S. airline declaring bankruptcy could discourage customers from using our Name Your Own Price® system to book airline tickets.

In addition, given the concentration of the airline industry, particularly in the domestic market, our competitors could exert pressure on other airlines not to supply us with tickets. Moreover, the airlines may attempt to establish their own buyer-driven commerce service or participate or invest in other similar services.

We are dependent on certain hotels.

Our financial prospects are significantly dependent upon the sale of hotel room nights.  During each of the three and nine months ended September 30, 2005, sales of Name Your Own Price® hotel room nights from our five largest hotel suppliers accounted for approximately 36% of total Name Your Own Price® hotel room nights sold.  As a result, currently we are substantially dependent upon the continued participation of these hotels in priceline.com’s hotel service in order to maintain and continue to grow our total gross profit.

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

Most of our revenue is derived from suppliers in the leisure travel industry, and is, therefore, subject to increase and decrease with the level of activity in the leisure travel industry, a factor almost entirely out of our control.  The travel industry is seasonal and our revenue varies significantly from quarter to quarter. Factors that may adversely affect leisure travel activity include, without limitation,  economic downturns and recessions; global security issues, political instability, acts of terrorism, civil unrest, hostilities and war; increased airport security that could reduce the convenience of air travel; inclement weather or natural disaster such as hurricane, tsunami or earthquake; increased occurrence of, or widely publicized travel-related accidents; the outbreak of an epidemic or pandemic such as SARS or avian bird flu; and the financial condition of travel suppliers.

Most domestic airlines, and many of our major suppliers, have experienced, and continue to experience, significant losses.  These losses have been compounded by competition from low-cost carriers and, more recently, by high fuel prices.  As a result of these and other factors, many of the major airlines have deeply discounted retail airline tickets to maintain market share, which has had a detrimental effect on our business.  Deep retail discounting by the airlines affects our demand by hurting the Name Your Own Price® value proposition and making users less willing to accept the trade-offs associated with our Name Your Own Price® leisure airline tickets service.  In particular, we believe that lower retail pricing causes customers who might normally be willing to make the tradeoff associated with our Name Your Own Price® service in exchange for savings off of higher retail rates, to purchase travel services at the lower retail rates or from low-cost carriers without having to make any trade-offs.

We rely on the global distribution system (“GDS”) of Worldspan, L.P. in the sale of airline tickets, opaque hotel room reservations, and rental car reservations, and Pegasus Solutions, Inc. in the sale of retail hotel reservations.  We do not have a back-up GDS and if the Worldspan, L.P. or Pegasus GDS becomes inaccessible, or partially inaccessible to us, due to system failure or otherwise, for any significant amount of time, our ability to book airline tickets, opaque hotel reservations and rental car reservations in the case of Worldspan, L.P., and retail hotel reservations in the case of Pegasus, would be adversely affected, and our results would suffer.

The bankruptcy, discontinuance or consolidation of our suppliers could harm our business.

We are heavily dependent on our suppliers.  Three of our largest airline suppliers, United Airlines, Delta Air Lines and Northwest Airlines, are currently operating under the protection of federal bankruptcy laws. If any of our suppliers currently in bankruptcy liquidates or does not emerge from bankruptcy and we are unable to replace such supplier as a participant in priceline.com, our business would be adversely affected. In addition, in the event that another of our major suppliers voluntarily or involuntarily declares bankruptcy and is subsequently unable to successfully emerge from bankruptcy, and we are unable to replace such supplier, our business would be adversely affected. Further, as discussed in “We are dependent on the airline industry and certain airlines”, because our Name Your Own Price® customers do not choose the airline, hotel or rental car company on which they are booked, the bankruptcy of a major supplier or even the possibility of a major supplier declaring bankruptcy, could discourage consumers from booking their travel through us.  If any or all of such companies discontinue their business, and we are unable to find other suppliers, it would have a material adverse effect on our business, results of operations and financial condition.

If one of our major suppliers merges or consolidates with, or is acquired by, another company that either does not participate in the priceline.com system or that participates on substantially lower levels, the surviving company may elect not to participate in our system or to participate at lower levels than the previous supplier.  For example, in September 2005, US Airways and America West merged.  US Airways is a meaningful participant in our Name Your Own Price® system, but America West participates on a very limited basis.  Failure of the resulting entity to participate in our Name Your Own Price® system on a meaningful basis would be the equivalent of US Airways pulling out of, or significantly reducing its participation in, our Name Your Own Price® system and could have a material adverse effect on our business, results of operations and financial condition.  The loss of any major participant in our Name Your Own Price® system could result in other major participants electing to terminate their participation in the Name Your Own Price® system, which would further negatively impact our business, results of operations and financial condition.  In addition, fewer independent suppliers reduces opacity and competition among suppliers.  In such event, if we are unable to divert sales to other suppliers, our business results of operations and financial condition may be adversely affected.

Intense competition could reduce our market share and harm our financial performance.

We compete with both online and traditional sellers of the services offered on priceline.com. The market for the services we offer is intensely competitive, and current and new competitors can launch new sites at a relatively low cost. In addition, the major on-line travel companies with which we compete have significantly greater financial resources and capital than we do.  For instance, the Cendant Corporation owns Orbitz.com, Inc., Cheaptickets.com, Lodging.com and European travel sites ebookers plc and Gullivers.com, and Sabre Group owns Travelocity.com and lastminute.com plc, a European full-service travel site.  In addition, InterActive recently spun-off its on-line travel business, including Hotels.com and Hotwire.com, our primary competitor in the sale of “opaque” travel services, into Expedia, which, as a stand-alone company, continues to have significantly greater resources and capital than priceline.com.  We may not be able to effectively compete with industry conglomerates such as Cendant, Sabre or Expedia, each of which have access to significantly greater and more diversified resources than we do.

We currently or potentially compete with a variety of companies with respect to each service we offer. With respect to our travel services, these competitors include:

•                  Internet travel services such as Expedia, Hotels.com and Hotwire, which are owned by Expedia; Gullivers.com, Travelocity and lastminute.com, which are owned by the Sabre Group; and Cheaptickets, Orbitz.com, ebookers plc and Lodging.com, which are owned by the Cendant Corporation;

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

Competitors of our European operations include, among others, Expedia (including hotels.com), Cendant Corporation (including ebookers, octopustravel and hotelclub), Sabre Group (including lastminute.com), Superbreak, Venere and Hotel Reservation Service.

With respect to financial services, competitors of pricelinemortgage.com include banks and other financial institutions and online and traditional mortgage and insurance brokers, including E*Trade, ditech.com, mortgage.com, Quicken Mortgage, E-Loan, Lending Tree, which is owned by InterActive Corp., and iOwn, Inc.

We potentially face competition from a number of large Internet companies and services that have expertise in developing online commerce and in facilitating Internet traffic, including Amazon.com, AOL, MSN, Google.com and Yahoo!, which compete with us either directly or indirectly through affiliations with other e-commerce or off-line companies.  We also compete with “meta-search” companies, which are companies that leverage their search technology to aggregate travel search results across supplier, travel agent and other web sites.  In July 2004, Yahoo! acquired FareChase, a travel search-engine that searches for fares and hotel rates at travel supplier and third-party websites, and refers traffic to those sites, and in November 2004, AOL entered into a marketing and technology agreement, and took a minority interest in, Kayak.com, another leading meta-search company.  Other established search engine companies as well as start-ups are attempting to enter the online travel marketplace in this manner.  If Yahoo!, Google or other portals decide to refer significant traffic to travel search engines, it could result in more competition from supplier websites and higher customer acquisition costs for third-party sites such as ours.  Competition from these and other sources could have a material adverse effect on our business, results of operations and financial condition.

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

Our business could be negatively affected by changes in search engine algorithms and dynamics.

We utilize Internet search engines, principally through the purchase of travel-related keywords, to generate traffic to our web sites.  Our European operations, in particular, rely to a significant extent upon third-party distribution partners that derive substantial business from search engines.  Within the past year, at least one major search engine changed the logic which determines the placement and display of results of a user’s search, such that the placement of links to our sites, and particularly those of our European operations and their affiliates, was negatively affected.  In a similar way, a significant amount of our European business is directed to our own websites through participation in pay-per-click advertising campaigns on Internet search engines whose pricing and operating dynamics can experience rapid change both technically and competitively.  If a major search engine changes its algorithms in a manner that further negatively affects the search engine ranking of us or our third-party distribution partners or changes its pricing, operating or competitive dynamics in a negative manner, our business, results of operations and financial condition would be adversely affected.

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

In addition, some airlines are exploring alternative global distribution methods recently developed by new entrants to the global distribution marketplace.  Such new entrants propose using technology that is less complex than traditional global distribution systems, and that enables the distribution of airline tickets in a manner that is more cost-effective to the airline suppliers.  Our airline suppliers might pressure us to implement such a distribution system, but our contractual obligations to Worldspan, L.P. would limit our ability to do so during the term of our agreement with Worldspan, L.P.  If, as a result, any of such suppliers reduces or ceases its participation in priceline.com, it could have a material adverse effect on our business, results of operations and financial condition.

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

As part of our business strategy, in September 2004, we acquired Active Hotels and, in July 2005, Bookings.  We may enter into additional business combinations and acquisitions in the future.  Acquisitions may result in dilutive issuances of equity securities, use of our cash resources, incurrence of debt and amortization of expenses related to intangible assets.  In addition, the process of integrating an acquired company, business or technology may create unforeseen operating difficulties and expenditures.  The acquisitions of Active Hotels and Bookings were accompanied by a number of risks, including:

•                  the need to implement or remediate controls, procedures and policies appropriate for a larger public company at companies that prior to the acquisition lacked such controls, procedures and policies;

•                  the difficulty of assimilating the operations and personnel of  Active Hotels and Bookings, which are principally located in Cambridge, England, and Amsterdam, The Netherlands, respectively, with and into our operations, which are headquartered in Norwalk, Connecticut;

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

•                  the impairment of relationships with customers of Active Hotels, Bookings or our own customers as a result of any integration of operations;

•                  the impairment of relationships with employees of Active Hotels, Bookings or our own business as a result of any integration of new management personnel;

•                  the potential unknown liabilities associated with Active Hotels or Bookings.

We may experience similar risks in connection with any future acquisitions. We may not be successful in addressing these risks or any other problems encountered in connection with the acquisitions of Active Hotels and Bookings or that we could encounter in future acquisitions, which would harm our business or cause us to fail to realize the anticipated benefits of our acquisitions.  We currently have approximately $312 million assigned primarily to the intangible assets and goodwill of Active Hotels and Bookings, and therefore, the occurrence of any of the aforementioned risks could result in a material adverse impact, including a material impairment of these assets.

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

We may not be successful in the retail hotel market.

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

In addition, our European operations rely heavily on various third parties to distribute hotel room reservations, and our European operations’ distribution channels are concentrated among a number of third parties.  Should one or more of such third parties cease distribution of our European operations’ reservations, or suffer deterioration in its search engine ranking, due to changes in search engine algorithms or otherwise, the business of our European operations could be negatively affected.  Similarly, a significant amount of our European business is directed to our own websites through participation in pay-per-click advertising campaigns on Internet search engines whose pricing and operating dynamics can experience rapid change both technically and competitively.  If a major search engine changes its pricing, operating or competitive dynamics in a negative manner, our business, results of operations and financial condition would be adversely affected.

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

Prior to 2004, substantially all of our revenues were generated within the United States.  In September 2004, we acquired Active Hotels, which is based in the United Kingdom and in July 2005, we acquired Bookings, which is based in Amsterdam.  These European operations provide us with access to the European hotel market.  One of our principal strategies is to continue to grow internationally, both in Europe and elsewhere.  The integration of our current European operations, and any further expansion internationally, requires and will continue to require substantial management attention and financial resources.  Our management has limited prior experience integrating and managing international operations.  Moreover, acquiring or establishing foreign operations is a significant investment that might not produce desired results.  For example, we may experience higher costs as a percentage of revenues in connection with the development and maintenance of our business internationally relative to our domestic experience.

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

In August 2003, we issued $125 million aggregate principal amount of Convertible Senior Notes due August 1, 2010, with an interest rate of 1% (the “1% Notes”).  The 1% Notes are convertible, subject to certain conditions, into our common stock at the option of the holder, at a conversion price of approximately $40.00 per share, subject to adjustment upon the occurrence of specified events.  Each $1,000 principal amount of 1% Notes will initially be convertible into 25 shares of our common stock if, on or prior to August 1, 2008, the closing price of our common stock for at least 20 trading days in the 30 consecutive trading days ending on the first day of a conversion period, as defined in the offering memorandum related to the 1% Notes, is more than 110% of the then current conversion price of the 1% Notes, or after August 1, 2008, if the closing price of our common stock is more than 110% of the then current conversion price of the 1% Notes. The 1% Notes are also convertible in certain other circumstances set forth in the offering memorandum, such as a change in control of priceline.com. In addition, the 1% Notes will be redeemable at our option beginning in 2008, and the holders may require us to repurchase the 1% Notes on August 1, 2008 or in certain other circumstances. After our July 2005 acquisition of Bookings, we do not currently have sufficient cash or short term investments to repay the 1% Notes, and there can be no assurance that we will be able to repay or refinance the 1% Notes on the repayment date. In addition, the purchase of the 1% Notes with shares of our common stock or the conversion of the 1% Notes into our common stock could result in dilution of our earnings per share. Further, the adoption by the Financial Accounting Standards Board of EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” which was effective as of December 15, 2004, requires that contingently convertible debt, such as the 1% Notes, be included in diluted earnings per share, regardless of whether the market price contingently contained in the debt instrument has been met. We have historically excluded the potential dilutive effect of the conversion feature from diluted earnings per share. The 1% Notes were dilutive to earnings per share for the full year 2004, but not for 2003. The adoption of EITF 04-08 required us to include 3,125,000 additional shares of common stock underlying the 1% Notes in our diluted earnings per share calculation in the event that their inclusion is dilutive to earnings per share. The impact of the additional shares in the calculation of diluted earnings per share is partially offset by exclusion of coupon interest and amortization of debt issuance costs associated with the Notes. The adoption of EITF 04-08 could result in a material reduction in our diluted earnings per share in future periods. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Accounting Pronouncements.”

We issued $100 million of Convertible Senior Notes due January 15, 2025, which provide for mandatory repayment beginning in 2010 and could result in dilution of our earnings per share.

In June 2004, we issued $100 million aggregate principal amount of Convertible Senior Notes due January 15, 2025, with an interest rate of 2.25% (the “2.25% Notes”).  The 2.25% Notes are convertible, subject to certain conditions, into our common stock at the option of the holder, at a conversion price of approximately $37.95 per share, subject to adjustment upon the occurrence of specified events.  Each $1,000 principal amount of 2.25% Notes will initially be convertible into 26.3505 shares of our common stock if, on or prior to January 15, 2025, certain conditions occur.  The 2.25% Notes are also convertible in certain other circumstances set forth in the offering memorandum, such as a change in control of priceline.com.  In the event that all or substantially all of our common stock is acquired prior to January 15, 2010, in a transaction in which the consideration paid to holders of our common stock consists of all or substantially all cash, we would be required to make additional payments to the holders of amounts ranging from $0 to $18.4 million depending upon the date of the transaction and our then current stock price.  In addition, the 2.25% Notes will be redeemable at our option beginning January 20, 2010, and the holders may require us to repurchase the notes on January 15, 2010, 2015 and 2020 or in certain other circumstances.  After our July 2005 acquisition of Bookings, we do not currently have sufficient cash or short term investments to repay the 2.25% Notes, and there can be no assurance that we will be able to repay or refinance the notes on the repayment date.  In addition, the purchase of our 2.25% Notes with shares of our common stock or the conversion of the notes into our common stock could result in dilution of our earnings per share.  Further, the adoption by the Financial Accounting Standards Board of EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” which was effective as of December 15, 2004, requires that contingently convertible debt, such as the 2.25% Notes, be included in diluted earnings per share, regardless of whether the market price contingently contained in the debt instrument has been met.  We have historically excluded the potential dilutive effect of the conversion feature from diluted earnings per share.  The 2.25% Notes were not dilutive to earnings per share since their issuance.  The adoption of EITF 04-08 required us to include 2,635,046 additional shares of common stock underlying the 2.25% Notes in our diluted earnings per share calculation in the event that their inclusion is dilutive to earnings per share. The impact of the additional shares in the calculation of diluted earnings per share was offset by exclusion of coupon interest and amortization of debt issuance costs associated with the Notes.  The adoption of EITF 04-08 could result in a material reduction in our diluted earnings per share in future periods.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Accounting Pronouncements.”

We may be unable to generate sufficient cash to repay or repurchase the notes.

The principal amount of the 1% Notes and the 2.25% Notes is due in 2010 and 2025, respectively, and in certain circumstances, the holders of the 1% Notes and the 2.25% Notes may require us to repurchase their notes prior to those dates.  However, it is possible that we may not have sufficient funds or may be unable to arrange for additional financing to pay the principal amount or repurchase price due.  Substantially all of the total consideration for our acquisition of Bookings was paid in available cash, and as a result, the total amount of debt under the 1% Notes and 2.25% Notes now exceeds the amount of our available cash and short term investments.  Furthermore, we are increasingly reliant on our European operations as a source of cash flow and in the event we are required to repay or repurchase the notes, we would likely incur expenses to repatriate such cash to the United States.  In the event that we are unable to repurchase, repay or refinance the 1% Notes or the 2.25% Notes when due, whether due to difficulty repatriating cash or otherwise, we would be in default under our indentures and our business, results of operations and financial condition would be adversely affected.

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

We rely on the global distribution system of Worldspan, L.P. in the sale of airline tickets, opaque hotel room reservations, and rental car reservations, and the global distribution system of Pegasus Solutions in the sale of retail hotel room reservations.  We do not have a back-up GDS and if the Worldspan, L.P. or Pegasus GDS becomes inaccessible, or partially inaccessible to us, due to system failure or otherwise, for any significant amount of time, our ability to book airline tickets, opaque and retail hotel reservations and rental car reservations would be adversely affected, and our results would suffer.  We also depend upon Paymentech for our production fulfillment processes. If Paymentech was wholly or partially compromised, our cash flows could be disrupted until such a time as a replacement process could be put in place with a different vendor.

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

On an ongoing basis, we conduct a review and interpretation of the tax laws in various states and other jurisdictions relating to the payment of state and local hotel occupancy and other related taxes.  In connection with our review, we have met and had discussions with taxing authorities in certain jurisdictions but the ultimate resolution in any particular jurisdiction cannot be determined at this time.  Currently, hotels collect and remit hotel occupancy and related taxes to the various tax authorities based on the amounts collected by the hotels. Consistent with this practice, we recover the taxes on the underlying cost of the hotel room night from customers and remit the taxes to the hotel operators for payment to the appropriate tax authorities. As discussed at length in Note 16 to our consolidated condensed financial statements, several jurisdictions have initiated lawsuits indicating the position that sales tax or hotel occupancy tax is applicable to the differential between the price paid by a customer for our service and the cost to us of the underlying room. Historically, we have not collected taxes on this differential. Some state and local jurisdictions could assert that we are subject to sales or hotel occupancy taxes on this differential and could seek to collect such taxes, either retroactively or prospectively or both. Such actions may result in substantial tax liabilities for past sales and could have a material adverse effect on our business and results of operations. To the extent that any tax authority succeeds in asserting that any such tax collection responsibility exists, it is likely that, with respect to future transactions, we would collect any such additional tax obligation from our customers, which would have the effect of increasing the cost of hotel room nights to our customers and, consequently, could reduce our hotel sales. We will continue to assess the risks of the potential financial impact of additional tax exposure, and to the extent appropriate, we will reserve for those estimates of liabilities.

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

As a result of our acquisitions of our European operations, we will conduct a significant and growing portion of our business outside the United States but will report our results in U.S. dollars.  As a result, we will face exposure to adverse movements in currency exchange rates.  The results of operations of our European operations are exposed to foreign exchange rate fluctuations as the financial results of our European operations are translated from local currency into U.S. dollars upon consolidation.  If the U.S. dollar weakens against the local currency, the translation of these foreign-currency-denominated balances will result in increased net assets, net revenues, operating expenses, and net income or loss.  Similarly, our net assets, net revenues, operating expenses, and net income or loss will decrease if the U.S. dollar strengthens against local currency. Additionally, foreign exchange rate fluctuations may adversely impact our results of operations as exchange rate fluctuations on transactions denominated in currencies other than the U.S. dollar result in gains and losses that are reflected in our consolidated statement of operations.

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

Hutchison Whampoa Limited and Cheung Kong (Holdings) Limited, which is a 49.97% shareholder of Hutchison Whampoa Limited, owned approximately 32% of the Company’s outstanding common stock as of September 30, 2005, and have the right to appoint three representatives to the Board of Directors.  Ian F. Wade and Dominic Kai Ming Lai are Hutchison Whampoa Limited’s representatives on the Board of Directors.  Cheung Kong (Holdings) Limited currently has no representative on the Board of Directors, however, it retains its right to appoint an additional director in the future.

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

Our revenues and operating results have varied significantly from quarter to quarter because our business experiences seasonal fluctuations, which reflect seasonal trends for the travel services offered by our websites. Traditional leisure travel bookings in the United States are higher in the second and third calendar quarters of the year as consumers take spring and summer vacations. In the first and fourth quarters of the calendar year, demand for travel services in the United States generally declines and the number of bookings flattens.  Travel revenues in Europe, on the other hand, have been higher in the third and fourth quarters than in the first and second quarters.  Our results may also be affected by seasonal fluctuations in the inventory made available to us by airlines, hotels and rental car suppliers. Our revenues and operating results may continue to vary significantly from quarter to quarter because of these factors. As a result, quarter-to-quarter comparisons of our revenues and operating results may not be meaningful. In addition, due to our limited operating history, a relatively new and unproven business model and an uncertain environment in the travel industry, it may be difficult to predict our future revenues or results of operations.

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

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004) (“SFAS 123 (R)”), “Share-Based Payment”, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.”  SFAS 123(R) eliminates the ability to account for share-based compensation transactions using the intrinsic value method prescribed by Accounting Principles Board, Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of operations.  SFAS 123(R) allows the modified prospective method to be used, which requires that the fair value of new awards granted from the beginning of the year of adoption (plus unvested awards at the date of adoption) be expensed over the vesting term.  We will be required to apply SFAS 123(R) as of January 1, 2006.  SFAS 123(R) will have a significant impact on our consolidated statement of operations as we will be required to expense the fair value of our stock option grants rather than disclose the impact on our consolidated operations within our footnotes.  Upon adoption of SFAS 123(R), the impact of unvested stock options granted as of September 30, 2005 is estimated to increase personnel expense by $5.7 million in 2006, $2.0 million in 2007 and $0.1 million in 2008.

Our financial results will be materially impacted by income taxes in the future.

The Company has significant deferred tax assets, resulting principally from domestic net operating loss carryforwards (“NOLs”).  The NOL deferred tax asset has offset the provision for income taxes on substantially all earnings generated to date within the United States through June 30, 2005.  Management concluded in third quarter 2005 that it is more likely than not that a portion of the deferred tax assets will be realized.  Accordingly, we recorded a net non-cash tax benefit in the quarter ended September 30, 2005 of $160 million, resulting primarily from the effect of a $170 million reversal of a portion of our valuation allowance on our deferred tax assets, partly offset by a $10 million non-cash U.S. income tax provision.  In reporting periods subsequent to the reversal of our valuation allowance, our reported financial results will include a substantially non-cash provision for income taxes based upon the full prevailing blended federal, state and foreign tax rates.   As a result, our future reported net income and earnings per share will be materially negatively impacted.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We manage our exposure to interest rate risk through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments. We use derivative financial instruments, including an interest rate hedge to manage market risks. Additional information regarding our interest rate hedge is contained within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Derivative Financial Instruments” in our December 31, 2004 Annual Report on Form 10-K.

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

We did not experience any material changes in interest rate exposures during the three and nine months ended September 30, 2005.  Based upon economic conditions and leading market indicators at September 30, 2005, we do not foresee a significant adverse change in interest rates in the near future.

As of September 30, 2005, after adjusting for the effect of the interest rate swap agreement, we have fixed rate debt of $223.6 million.  We estimate that the fair market value of our debt was approximately $187.6 million as of September 30, 2005.

As of September 30, 2005, we held an interest rate swap agreement on $45 million notional value of our fixed rate debt.  The fair value cost to terminate this swap as of September 30, 2005 was approximately $1.5 million.  A 10% adverse fluctuation in the 3-month LIBOR rate as of September 30, 2005, would increase the cost to terminate the interest rate swap by approximately $488,000.  Any increase or decrease in the fair value of the Company’s interest rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability, or cash flow.

As a result of our acquisitions of our European operations, we will conduct a significant and growing portion of our business outside the United States but will report our results in U.S. dollars.  As a result, we will face exposure to adverse movements in currency exchange rates.  The results of operations of our European operations are exposed to foreign exchange rate fluctuations as the financial results of our European operations are translated from local currency into U.S. dollars upon consolidation.  If the U.S. dollar weakens against the local currency, the translation of these foreign-currency-denominated balances will result in increased net assets, net revenues, operating expenses, and net income or loss.  Similarly, our net assets, net revenues, operating expenses, and net income or loss will decrease if the U.S. dollar strengthens against local currency. Additionally, foreign exchange rate fluctuations may adversely impact our results of operations as exchange rate fluctuations on transactions denominated in currencies other than the U.S. dollar result in gains and losses that are reflected in our consolidated statement of operations.  Our European operations are subject to risks typical of international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility.

In 2005, we entered into foreign exchange forward contracts to minimize the impact of short-term foreign currency fluctuations on our consolidated operating results.  As of September 30, 2005, contracts with notional values of 2 million

British Pounds and 4 million Euros were outstanding.  We may enter into additional forward contracts or other economic hedges in the future.

Additionally, fixed rate investments are subject to interest rate volatility.  To the extent that changes in interest rates and currency exchange rates affect general economic conditions, priceline.com would also be affected by such changes.

Item 4.    Controls and Procedures

Prior to filing this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2005, our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic SEC reports.  It should be noted that the design of any system of controls is based in part upon certain assumptions, and there can be no assurance that any design will succeed in achieving its stated goals.

In addition, we reviewed our internal controls, and, except as further described in the following paragraph, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls to the date of their last evaluation.  In the course of this evaluation, we modify and refine our internal processes as conditions warrant.

In September 2004, we acquired Active Hotels, and in July 2005, we acquired Bookings, and as a result of those acquisitions, we have undertaken a review of Active Hotels’ and Bookings’ internal controls and intend to make changes, if necessary, that we believe to be appropriate to those internal controls as we integrate their businesses with ours.  As we further integrate Active Hotels’ and Bookings’ businesses, we will continue to review their internal controls and may take further steps to ensure that their internal controls are effective and integrated appropriately.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

A description of material legal proceedings to which we are a party is contained in Note 16 to the Notes to Unaudited Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

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

(b)                                  Reports on Form 8-K

On July 20, 2005, we filed a report on Form 8-K in connection with our acquisition of Bookings B.V.  On July 25, 2005, we filed a report on Form 8-K in connection with the naming of Andrew J. Phillipps as Chief Executive Officer of priceline.com International Limited and related employment agreement and equity arrangements.  On August 8, 2005, we filed a report on Form 8-K in connection with our second quarter earnings announcement.  On August 9, 2005, we filed a report on Form 8-K/A in connection with our second quarter earnings announcement.  On September 29, 2005, we filed an amendment to our report on Form 8-K in connection with our acquisition of Bookings B.V.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICELINE.COM INCORPORATED (Registrant)
Date: November 9, 2005	By:	/s/ Robert J. Mylod, Jr.
		Name:	Robert J. Mylod, Jr.
		Title:	Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)

Exhibit Index

Exhibit Number	Description
12.1	Calculation of Ratio of Earnings to Fixed Charges and Preferred Dividends.
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.