Form 10-K
period 2005-12-31
PRICELINE COM INC
filed 2006-03-07
CIK 1075531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒   No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐    No   ☒

The aggregate market value of common stock held by non-affiliates of priceline.com as of June 30, 2005 was approximately $522 million based upon the closing price reported for such date on the Nasdaq National Market.  For purposes of this disclosure, shares of common stock held by persons who are known by priceline.com to own more than 5% of the outstanding shares of common stock on June 30, 2005 and shares held by executive officers and directors of priceline.com on June 30, 2005 have been excluded because such persons may be deemed to be affiliates of priceline.com.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of priceline.com’s common stock was 39,710,000 as of February 24, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth in this Form 10-K, is incorporated herein by reference from priceline.com’s definitive proxy statement relating to the annual meeting of stockholders to be held on June 1, 2006, to be filed with the Securities and Exchange Commission within 120 days after the end of priceline.com’s fiscal year ended December 31, 2005.

priceline.com Incorporated Annual Report on Form 10-K for the Year Ended December 31, 2005 Index

Special Note Regarding Forward Looking Statements	3

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements.  These forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict, including the Risk Factors identified in Item 1A of this Annual Report; therefore, actual results may differ materially from those expressed, implied or forecasted in any such forward-looking statements.

Expressions of future goals, expectations and similar expressions including, without limitation, “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “predicts,” “potential,” “targets,” or “continue,” reflecting something other than historical fact are intended to identify forward-looking statements.  The following factors, among others, could cause our actual results to differ materially from those described in the forward-looking statements: adverse changes in general market conditions for leisure and other travel products as the result of, among other things, terrorist attacks or war; adverse changes in our relationships with airlines, hotels and other product and service providers including, without limitation, the withdrawal of suppliers from the priceline.com system, the bankruptcy or insolvency of a major domestic airline; the effects of increased competition; systems-related failures and/or security breaches; our ability to protect our intellectual property rights; losses by us and our licensees; any adverse impact from negative publicity and negative customer reaction to such publicity; legal and regulatory risks and the ability to attract and retain qualified personnel.  These factors and others are described in more detail below in Item 1A entitled “Risk Factors.”  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  However, readers should carefully review the reports and documents we file from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

PART I

Item 1.  Business

General

We are a leading online travel company that offers our customers a broad range of travel services, including airline tickets, hotel rooms, car rentals, vacation packages and cruises.  We offer our customers a unique choice: the ability to purchase travel services in a traditional, price-disclosed manner or the opportunity to use our unique Name Your Own Price® service, which allows our customers to make offers for travel services at discounted prices.  At present, we derive substantially all of our revenues from the following sources:

•                              Transaction revenues from our Name Your Own Price® airline ticket, hotel room and rental car services, as well as our vacation packages service;

•                              Commissions earned from the sale of price-disclosed hotel rooms, rental cars, cruises and other travel services;

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

•                              Transaction revenue from our price-disclosed hotel room service; and

•                              Other revenues derived primarily from selling advertising on our websites.

For the year ended December 31, 2005, we had revenues of approximately $963 million comprised of “merchant” revenue, “agency” revenue and “other” revenue.  Merchant revenues are derived from transactions where we are the merchant of record and are responsible for, among other things, collecting receipts from our customers, remitting payments to our suppliers and establishing the selling price of the services that we offer.  Merchant revenues, which represented the substantial majority of our total revenues in 2005, consisted of: (1) transaction revenues representing the selling price of Name Your Own Price® airline tickets, hotel rooms, rental cars and price-disclosed vacation packages; (2) transaction revenues representing the amount charged to a customer, less the amount charged by suppliers in connection with the hotel rooms provided through our merchant price-disclosed hotel service; (3) customer processing fees charged in connection with the sale of Name Your Own Price® airline tickets, hotel rooms and rental cars and merchant price-disclosed hotels; and (4) ancillary fees, including Worldspan, L.P. reservation booking fees related to certain of the aforementioned transactions.  Agency revenues are generally derived from retail travel related transactions where we are not the merchant of record and where the prices of our services are determined by third parties. Agency revenues consisted primarily of: (1) travel commissions; (2) customer processing fees; and (3) Worldspan, L.P. reservation booking fees related to certain of the aforementioned transactions.  Other revenues consisted primarily of revenue from advertising on our websites.

Priceline.com was formed as a Delaware limited liability company in 1997 and was converted into a Delaware corporation in July 1998.  Our common stock is listed on the Nasdaq National Market under the symbol “PCLN.”  Our principal executive offices are located at 800 Connecticut Avenue, Norwalk, Connecticut 06854.

The priceline.com Business Model

Name Your Own Price®.  We have developed a unique pricing system known as a “demand collection system” that uses the information sharing and communications power of the Internet to create a new way of pricing products and services.  We believe we have created a balance between the interests of buyers, who are willing to accept trade-offs in order to save money, and sellers, who are prepared to generate incremental revenue by selling their products at below retail prices, provided that they can do so without disrupting their existing distribution channels or retail pricing structures.  Our demand collection system allows consumers to specify the price they are prepared to pay when submitting an offer for a particular leisure travel service within a specified range of substitutability.  We then access databases in which participating suppliers file secure discounted rates not generally available to the public, to determine whether we can fulfill the customer’s offer and then decide whether we want to accept the offer at the price designated by the consumer.  For most of these transactions, we establish the price we will accept for our services, have discretion in supplier selection and are the merchant of record in the transaction.  Consumers agree to hold their offers open for a specified period of time (generally, not longer than one minute) to enable us to determine whether we can or want to accept the offer.  Once fulfilled, offers generally cannot be canceled – thereby making purchases by our customers generally non-refundable.  This system uses the flexibility of buyers to enable sellers to accept a lower price in order to sell their excess inventory or capacity.  We believe that our demand collection system addresses limitations inherent in traditional seller-driven pricing mechanisms in a manner that offers substantial benefits to both buyers and sellers.  We believe that the principal advantages of our system include the following:

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

We often refer to products offered through our Name Your Own Price® service as “opaque” products because all aspects of the travel service are not visible to the consumer before making an offer.

Price-Disclosed Retail Services.  We also offer customers the ability to purchase price-disclosed travel services at retail prices, including airline tickets, hotel rooms, rental car days, vacations packages, destination services and cruises.  We introduced the following price-disclosed services gradually over the past two and a half years:

•                  In the fourth quarter of 2003, we began offering customers the ability to purchase airline tickets at disclosed, retail prices;

•                  In the second quarter of 2004, we acquired Travelweb LLC (“Travelweb”), which allowed us to offer customers a price-disclosed hotel service on our website, www.lowestfare.com;

•                  In the second quarter of 2004, we implemented a new feature on our vacation packages service that allows customers to choose between an “opaque” or a disclosed flight itinerary;

•                  In the fourth quarter of 2004, we launched a search and booking engine on priceline.com to allow customers to choose between a Name Your Own Price® or a price-disclosed rental car offering; and

•                  In the first quarter of 2005, we began offering price-disclosed hotel rooms on our website, www.priceline.com.

In the first quarter of 2006, we introduced More Ways to Save on the priceline.com website.  More Ways to Save is a unique travel shopping format that provides retail, price-disclosed travel options matching the itinerary criteria requested by the customer, accompanied with money saving alternatives, including our Name Your Own Price® service, packaging options, and alternative itinerary options such as different dates or airports.  We have also introduced “PriceBreakersSM” which is a presentation of selected travel itineraries at discounted prices that is updated daily.

We believe that the combination of our Name Your Own Price® model and our retail price-disclosed model allows us to provide a broad array of options to value-conscious travelers, while providing us with diverse streams of revenue.

We also offer a retail, price-disclosed hotel service in Europe through our European operations, which we have developed through two recent acquisitions.  In September 2004, we acquired Active Hotels Ltd. (“Active Hotels”), a United Kingdom based Internet hotel reservation distributor. Furthermore, in July 2005, we acquired Amsterdam-based Bookings B.V. (“Bookings”), one of Europe’s leading Internet hotel reservation services, with offices primarily in Amsterdam, Barcelona, Berlin, Loule, Paris, Rome and Pisa.  All of our European operations, including Active Hotels and Bookings, are majority-owned by us.  We work with almost 20,000 chain-owned and independently owned hotels throughout Europe offering hotel reservations on various websites and in multiple languages.  For geographic related information, see Note 21 to our Consolidated Financial Statements.

The priceline.com Strategy

The online travel category has continued to experience significant worldwide growth as consumer purchasing shifts from traditional off-line channels to interactive online channels.  Priceline.com has been a leader in the deep discount segment of this market and, in the last two years, has embarked on a strategy to participate more broadly in online travel growth by expanding its service offerings and markets.

•                  Expand Service Offerings.  In 2003, we began to execute a plan to broaden our array of service offerings beyond our Name Your Own Price® services.  Specifically, we have expended significant resources to allow us to introduce price-disclosed retail services to our consumers to compliment our existing Name Your Own Price® service.  We believe that by offering a “one-stop-shopping” solution to our customers, we can simultaneously fulfill the needs of those customers who are prepared to accept the unique restrictions of our Name Your Own Price® service in exchange for receiving significant savings relative to retail prices, as well as those customers who are less price sensitive and require the certainty of knowing the full details of their travel itinerary prior to purchasing.  We believe that our evolution to a “one-stop-shopping” website allows us to more fully participate in the overall growth of the online travel category.

•                  Offer More Ways to Save.  Through the www.priceline.com website, we offer our customers the unique ability to shop and book price-disclosed or Name Your Own Price® travel services in a single, integrated display.  We are continuously improving the integration and display of these two services so that our customers can quickly and easily find the way to save that is best suited for each trip they take, while maximizing user conversion and profitability.  In addition to our Name Your Own Price® service, we offer additional money saving alternatives, such as alternative airports or dates and discounted packaged travel.  We intend to develop new money saving features for many of our services.

•                  Enhance Service Offerings.  We intend to continually enhance our service offerings, particularly our more recently introduced retail offerings, by adding competitive functionality, adding competitive inventory at competitive pricing, adding and improving the content and merchandising on our website as well as cross-sell opportunities to maximize customer conversion.

•                  Competitive functionality: We continue to expend significant resources to remain competitive in terms of the features and functionality we offer our customers.  For example, since launching our retail air service two years ago, we have added the ability to search for flexible dates or alternative airports, book one-way and multi-destination itineraries and easily make modifications to search criteria.  We intend to add additional functionality such as the ability to search child and senior fares and to access real time seat maps.

•                  Competitive inventory at competitive pricing: We believe that securing competitive inventory at competitive pricing is critical to our success.  For example, over the last two years, the number of destinations available in our vacation package service has doubled and we have added nearly 2,000 hotels.  With respect to our hotel service, we intend to integrate our European and U.S. supply so that all of our customers can access the entire inventory made available to us by our suppliers, regardless of the specific site on which the consumer transacts.

•                  Content and merchandising: As part of our evolution to a “one-stop-shopping” website, we have added thousands of pages of content to allow customers to research destinations and hotel properties before booking a reservation.  We offer property descriptions, maps, images, and user reviews whereby our customers can benefit from the experiences and opinions of other customers.  We introduced “PriceBreakersSM,” which is a presentation of selected travel itineraries at discounted prices that is updated daily.  We intend to continue to improve our content and merchandising with more comprehensive descriptions, more and higher quality images, and more user reviews, which we believe will improve conversion of users shopping on our website.

•                  Cross-sell opportunities: We also cross-sell different travel components to maximize the revenue we generate from each customer.  In 2004 and 2005, we developed functionality that allows customers to “add-on” travel components to their selection, both during the shopping experience and at time of purchase.  For example, customers can add a rental car reservation to their air or hotel reservation, or a hotel reservation to their air reservation.  Customers can also add destination related services such as shuttles, tours and activities.  Additionally, we cross-sell opaque services on our retail path and retail services on our opaque path.  For example, an unsuccessful opaque air customer may be offered a price-disclosed alternative, while a retail hotel customer may be offered the Name Your Own Price® alternative for greater savings.  We intend to further enhance these cross-sell opportunities across all of our services.

•                  Offer Travel Suppliers Valuable Distribution.  We strive to be the preferred discount distribution channel for airlines, hotels and rental car companies.  Our Name Your Own Price® service protects supplier brand and published pricing and our packages and other merchandising provide access to the brand neutral leisure traveler at attractive distribution costs.

•                  Become the top online hotel reservation service in Europe.  The size of the travel market outside of the United States is substantially greater than that within the United States.  Historically, Internet adoption rates and e-commerce adoption rates of international consumers have trailed those of the United States.  However, international consumers – particularly European consumers – are rapidly moving to online means for purchasing travel.  Accordingly, recent international online travel growth rates have substantially exceeded and are expected to continue to substantially exceed the growth rates within the United States.  Prior to 2004, substantially all of our revenues were generated within the United States.  In order to take advantage of the growth in online travel outside of the United States, we acquired Internet hotel reservation distributors Active Hotels and Bookings in September 2004 and July 2005, respectively, giving us presence in the expanding European hotel market with almost 20,000 participating hotels across Europe.  Because of the superior growth rates associated with international online travel, we intend to continue to invest resources in increasing the share of our revenues represented by international consumers and capitalize on the growth of travel between the United States and Europe.

Service Offerings

Name Your Own Price® Airline Tickets.  There are a total of 11 domestic airlines and 27 international airlines participating in our Name Your Own Price® airline ticket service.

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

When we receive an offer, we determine whether to fulfill the offer based upon, among other things, the available fares, rules and inventory provided to us by our participating airlines and certain other internal requirements.  A customer is usually notified whether his or her offer has been accepted in near real-time.  If we identify an airline ticket that meets the parameters specified by the customer and that meets our internal requirements, the customer’s offer is accepted and his or her credit card is charged the offer price, plus applicable taxes, surcharges and processing fees, and the ticket is delivered to the customer by the delivery method specified by the customer.  For customers who request it, we guarantee no more than one connection per leg of trip with a maximum of a 3-hour stop.  As with our other Name Your Own Price®  travel services, once a customer’s offer for airline tickets is accepted, that offer, in almost all cases, cannot be withdrawn or cancelled and the customer’s purchase will not be refunded.

If a customer’s offer is not accepted, but we believe the offer is reasonably close to a price that we would be willing to accept, we will attempt to satisfy the customer by providing guidance to the customer indicating that changing certain parameters of the offer would increase the chances of the offer being accepted.  For example, in some cases we disclose to the customer that agreeing to fly into an alternate airport would increase the chances of his or her offer being accepted.  In other cases, we inform the customer that increasing his or her offer by a certain amount would increase the chances of it being accepted.  We may also offer a customer the opportunity to purchase a price-disclosed retail airline ticket.

Retail Airline Tickets.  Since 2003, we have also offered our customers the ability to purchase retail airline tickets at disclosed prices and with disclosed itineraries.  In these transactions, we act as agent for the airline.  The airline sets the retail price paid by the consumer and is the merchant of record for the transaction.  These airline tickets do not have the restrictions associated with our Name Your Own Price® service.  For example, in addition to having fully disclosed itineraries, retail airline tickets are generally changeable and cancellable for a fee.

Name Your Own Price®  Hotels.  Our Name Your Own Price® hotel room reservation service currently is available in substantially all major cities and metropolitan areas in the United States and Europe.  Most significant national hotel chains as well as several important real estate investment trusts and independent property owners participate in your Name Your Own Price® service.  Hotels participate by filing secure private discounted rates with related inventory control rules in a global distribution system database.  These specific rates generally are not available to the general public or to consolidators and other discount distributors who sell to the public, however, hotel participants may make similar rates available to consolidators or other discount providers under other arrangements.

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

Retail Hotels.  In May 2004, we added a price-disclosed hotel service through the acquisition of Travelweb.  In March 2005, we launched a price-disclosed hotel service on www.priceline.com that enables our customers to choose between price-disclosed or Name Your Own Price® hotel rooms.  Our retail hotel service makes available both agency and merchant model inventory.  Under the merchant model, pursuant to merchant arrangements we make directly with individual hotel chains and independent hotel properties, we receive access to the inventory of participating hotels directly from the hotels, at a negotiated rate and determine the retail price at which we will offer our services to the consumer, within contractual limitations.  Under the agency model, we receive access to hotel inventory at generally available rates, and are paid a commission upon a customer’s check-out.  As with our retail airline ticket service, hotel reservations booked in a retail manner do not have the restrictions associated with our Name Your Own Price® service.  Customers can select the exact hotel they want to book and the price of the reservation is disclosed prior to purchase.

In addition, as discussed above, the acquisitions of Active Hotels in September 2004, and Bookings in July 2005, gave us a foothold into the expanding European hotel market, as well as access to European inventory.

Name Your Own Price®  Rental Cars.  Our Name Your Own Price® rental car service operates in a manner similar to our airline ticket and hotel reservation services.  Our rental car services are currently available in substantially all major United States airport markets.  The top five brand name airport rental car companies in the United States are seller participants in our rental car program.  Consumers can access our website and select where and when they want to rent a car, what kind of car they want to rent (i.g., economy, compact, mid-size, SUV, etc.) and the price they want to pay per-day, excluding taxes, fees and surcharges.  When we receive an offer, we determine whether to fulfill the offer based upon the available rates, rules and inventory.  If a customer’s offer is accepted, we will immediately reserve the rental car, charge the customer’s credit card and notify the customer of the rental car company and location providing the rental car.

Retail Rental Cars.  In 2004, we launched a price-disclosed rental car service on www.priceline.com that enables our customers to choose between price-disclosed or Name Your Own Price® rental cars.  In 2005, we upgraded our retail rental car service to accommodate one-way and off-airport reservations.  Our price-disclosed rental car service operates under the agency model, under which we earn a commission upon a successful rental car booking.  As with our retail airline ticket and hotel reservation services, rental car reservations booked in a retail manner do not have the restrictions associated with our Name Your Own Price® service.  Customers can select the exact car they want to book and the price of the reservation is disclosed prior to purchase.

With respect to each of our airline, hotel and rental car services, we believe the combination of our Name Your Own Price® model and the retail model allows us to provide a broad array of options to value-conscious travelers, while providing us with diverse streams of revenue.

Vacation Packages.  Our vacation package service allows consumers to purchase packages consisting of airfare, hotel and rental car components.  Consumers can select the exact hotel or resort that they want to reserve, and then select either a retail airline ticket or an opaque airline ticket for the air component of their package.  Additionally, consumers can add destination related services such as tours, shuttles, and activities.  Vacation packages are sold at disclosed prices, although consumers cannot determine the exact price of the individual components.

Destination Services.  We currently offer customers the opportunity to purchase destination services such as event tickets, ground transfers, tours, restaurant meals and other services available at their travel destinations.  This service is offered to consumers as part of the process of booking an air, hotel and vacation reservation, and also as a standalone service.  In 2005, we expanded our destination services offering by adding parking in certain locations and expanded ground transfer options.

Cruises.  We also offer price-disclosed cruise trips through NLG, Inc. (“NLG”), an agent representing major cruise lines.  Our cruise service allows consumers to search for and compare cruise pricing and availability information from 16 cruise lines, and to purchase cruises online or through a call center by selecting from our published offerings and prices.  We receive commissions from NLG on successful cruise bookings.

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

Marketing and Brand Awareness

Priceline.com has established itself as one of the most recognized e-commerce brands through an aggressive marketing and promotion campaign.  During 2005, our online and offline advertising expenses were $59 million and $31 million, respectively.  We intend to continue a marketing strategy to promote brand awareness and the concept that consumers can save money on products and services while also taking advantage of the “one-stop-shop” convenience afforded by our suite of travel service offerings.  We advertise primarily through television, radio and online marketing.  Underlying our marketing strategy is our belief that our target market is all consumers, not just Internet-savvy consumers.  We intend to continue to promote the priceline.com brand aggressively throughout 2006.

As our European operations become more meaningful contributors to our results, we have seen, and expect to continue to see, changes in our advertising expense.  Specifically, because our European operations utilize online affiliate marketing and Internet search engines, principally through the purchase of travel-related keywords, as principal means of generating traffic to their websites, our online advertising expense has increased significantly since our acquisition of those companies, a trend we expect to continue throughout 2006.

Advertising Revenue.  We sell advertising to travel suppliers and others on our owned websites.

Competition

We compete with both online and traditional sellers of the services offered on priceline.com. The market for the services we offer is intensely competitive, and current and new competitors can launch new sites at a relatively low cost. In addition, the major online travel companies with which we compete have significantly greater financial resources and capital than we do.  For instance, the Cendant Corporation currently owns Orbitz.com, Inc., Cheaptickets.com, Lodging.com and European travel sites Gullivers.com, ebookers plc and octopustravel, and Sabre Group owns Travelocity.com and lastminute.com plc, a European full-service travel site.  In addition, InterActive recently spun-off its online travel business, including Hotels.com and Hotwire.com, our primary competitor in the sale of “opaque” travel services, into Expedia, which, as a stand-alone company, continues to have significantly greater resources and capital than priceline.com.  We may not be able to effectively compete with industry conglomerates such as Cendant, Sabre or Expedia, each of which have access to significantly greater and more diversified resources than we do.

We currently or potentially compete with a variety of companies with respect to each service we offer. With respect to our travel services, these competitors include:

•                  Internet travel services such as Expedia, Hotels.com and Hotwire, which are owned by Expedia; Travelocity and lastminute.com, which are owned by the Sabre Group; and Orbitz.com, Cheaptickets, Gullivers.com, ebookers plc, octopustravel and Lodging.com, which are currently owned by the Cendant Corporation;

•                  travel suppliers such as airlines, hotel companies and rental car companies, many of which have their own branded websites to which they drive business;

•                  large online search companies, such as Yahoo! and Google;

•                  traditional travel agencies;

•                  online travel search sites such as SideStep.com, Mobissimo.com, Cheapflights.com, FareChase.com, Kayak.com, or any substantially similar online travel search business using a business model sometimes referred to as “meta-search”; and

•                  operators of travel industry reservation databases such as Galileo, Worldspan, L.P. and Amadeus.

Competitors of our European operations include, among others, Expedia (including hotels.com), Cendant Corporation (including ebookers, octopustravel, Gullivers.com and Flairview), Sabre Group (including lastminute.com), Superbreak, Venere and Hotel Reservation Service.

In addition, many airline, hotel and rental car suppliers are focusing on driving online demand to their own websites in lieu of third-party distributors such as us.  Certain suppliers have attempted to charge additional fees to customers who book airline reservations through an online channel other than their own website.  Furthermore, many low cost airlines, which are having increasing success in the marketplace, distribute their inventory exclusively through their own websites.  Suppliers who sell on their own websites typically do not charge a processing fee, and, in some instances, offer advantages such as bonus miles or loyalty points, which could make their offerings more attractive to consumers than models like ours.

We potentially face competition from a number of large Internet companies and services that have expertise in developing online commerce and in facilitating Internet traffic, including Amazon.com, AOL, MSN, Google.com and Yahoo!, which compete with us either directly or indirectly through affiliations with other e-commerce or off-line companies.  We also compete with “meta-search” companies, which are companies that leverage their search technology to aggregate travel search results across supplier, travel agent and other websites.  For example, Yahoo! owns FareChase.com, a travel search-engine that searches for fares and hotel rates at travel supplier and third-party websites, and refers traffic to those sites, and AOL is party to a marketing and technology agreement, and holds a minority interest in, Kayak.com, another leading meta-search company.  Other established search engine companies as well as start-ups are attempting to enter the online travel marketplace in this manner.  If Yahoo!, Google or other portals decide to refer significant traffic to travel search engines, it could result in more competition from supplier websites and higher customer acquisition costs for third-party sites such as ours.  Competition from these and other sources could have a material adverse effect on our business, results of operations and financial condition.

Many of our current and potential competitors, including Internet directories, search engines and large traditional retailers, have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing, personnel, technical and other resources than priceline.com. Some of these competitors may be able to secure products and services on more favorable terms than we can. In addition, many of these competitors may be able to devote significantly greater resources to:

•                  marketing and promotional campaigns;

•                  attracting traffic to their websites;

•                  attracting and retaining key employees;

•                  securing vendors and inventory; and

•                  website and systems development.

Increased competition could result in reduced operating margins, loss of market share and damage to our brand. There can be no assurance that we will be able to compete successfully against current and future competitors. See “Risk Factors – Intense competition could reduce our market share and harm our financial performance.”

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

We out-source most of our call center and customer service functions, and use a real-time interactive voice response system with transfer capabilities to our call centers and customer service centers.

We rely primarily on the global distribution system (“GDS”) of Worldspan, L.P. in the sale of airline tickets, opaque hotel room reservations, and rental car reservations within the U.S. and Pegasus Solutions, Inc. for the sale of retail hotel room reservations.  If the Worldspan or Pegasus GDS becomes inaccessible, or partially inaccessible to us, due to system failure or otherwise, for any significant amount of time, our ability to book airline tickets, opaque hotel reservations and rental car reservations in the case of Worldspan, and retail hotel reservations in the case of Pegasus, could be adversely affected.

Our systems infrastructure and web and database servers in the U.S. are hosted at SAVVIS in Jersey City, New Jersey, which provides communication links, as well as 24-hour monitoring and engineering support.  SAVVIS has its own generator and multiple back-up systems in Jersey City.  Substantial amounts of our computer hardware for operating our services are also located at SAVVIS in Jersey City.  We also maintain a second web hosting facility at AT&T in New York City.  Our network operations center monitors both web hosting facilities and is located in our Norwalk, Connecticut headquarters.  All three facilities have an uninterruptible power supply system, generators and redundant servers.  If SAVVIS were unable, for any reason, to support our primary web hosting facility, we would need to activate our secondary site at AT&T.

The systems infrastructure and web and database servers of our European operations are hosted at IX EUROPE, in London, England, and Telecity Netherlands and Redbus Interhouse Netherlands, in the Netherlands.  See “Risk Factors – Our Business is Dependent Upon Third-Party Systems and Service Providers.”

Intellectual Property

We currently hold fifteen issued United States patents, Nos. 5,794,207; 5,897,620; 6,085,169; 6,108,639; 6,134,534; 6,240,396; 6,332,129; 6,345,090; 6,356,878; 6,418,415; 6,466,919; 6,484,153; 6,510,418; 6,553,346; 6,993,503 and over twenty pending United States and foreign patent applications.  All of our issued United States patents expire between September 4, 2016 and April 28, 2020.  We file additional patent applications on new inventions, as appropriate.

While we believe that our issued patents and pending patent applications help to protect our business, there can be no assurance that:

•                  a third party will not have or obtain one or more patents that can prevent us from practicing features of our business or that will require us to pay for a license to use those features;

•                  our operations do not or will not infringe valid, enforceable patents of third parties;

•                  any patent can be successfully defended against challenges by third parties;

•                  the pending patent applications will result in the issuance of patents;

•                  competitors or potential competitors of priceline.com will not devise new methods of competing with us that are not covered by our patents or patent applications;

•                  because of variations in the application of our business model to each of our services, our patents will be effective in preventing one or more third parties from utilizing a copycat business model to offer the same service in one or more categories; or

•                  new prior art will not be discovered that may diminish the value of or invalidate an issued patent.

There has been discussion in the press regarding the examination and issuance of so-called “business method” patents. As a result, the United States Patent and Trademark Office has indicated that it intends to intensify the review process applicable to such patent applications. The new procedures are not expected to have a direct effect on patents already granted. We cannot anticipate what effect, if any, the new review process will have on our pending patent applications. See, “Risk Factors – We are party to legal proceedings, which, if adversely decided, could materially adversely affect us,” herein.

We hold the exclusive rights to the trade names and service marks PRICELINE® and PRICELINE.COM® in the U.S. as well as in many foreign countries.  We own U.S. Service Mark Registrations Nos. 2,481,750; 2,272,659; 2,594,582; 2,481,752; 2,594,592; and 2,481,112, including all attendant goodwill.  We also own U.S. Service Mark Registrations Nos. 2,647,673 and 2,644,739 for NAME YOUR OWN PRICE®; U.S. Service Mark Registration No. 2,313,827 for NAME YOUR PRICE!®; and U.S. Service Mark Registration No. 2,481,751 for PRICELINEMORTGAGE®.  In addition, we hold a trademark in the name BOOKINGS in the Netherlands (Benelux no. 762054, filed on July 14, 2003 in class 39) and we hold French trademarks in the names BOOKINGS (French registration no. 43276223, filed on February 17, 2004 in classes 9, 35, 38 and 42) and BOOKING, (French registration no. 43276225, filed on February 17, 2004 in classes 9, 35, 38 and 42).  We also hold a European Union community trademark in the words ACTIVE HOTELS.

We monitor, protect and enforce our copyrights, service marks, trademarks, trade dress and trade secrets on an ongoing basis through a combination of laws and contractual restrictions, such as confidentiality agreements.  For example, we endeavor to register our trademarks and service marks in the United States and internationally, currently holding over one hundred service mark registrations worldwide.  However, effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are or may be made available online, regardless of our continuous efforts to police and register our marks.  See, “Risk Factors — Our success depends on our ability to protect our intellectual property.”

We currently own numerous Internet domains in the United States and abroad.  Domain names are generally regulated by Internet regulatory bodies.  The relationship between trademark and unfair competition laws and domain name registration is evolving.  The Anticybersquatting Consumer Protection Act in the U.S. and the Uniform Domain Name Dispute Resolution Policy of the Internet Corporation for Assigned Names and Numbers have both significantly enhanced the ability to deter the improper incorporation of trademarks into domain names by third parties and to assert our registrations against them.  We actively pursue significant infringers as appropriate, including cybersquatters and “typosquatters” who misappropriate our service marks and misspellings thereof as domain names, to maintain our famous marks and prevent the dilution of their distinctiveness.  See, “Risk Factors — Our success depends on our ability to protect our intellectual property.”

Governmental Regulation

The services we provide are subject to various federal, state and local regulations. For example, our travel service is subject to laws governing the offer and/or sale of travel services as well as laws requiring us to register as a “seller of travel.”  In addition, our services may be subject to various state and local taxing regulations.  See “Risk Factors – Uncertainty regarding state and local taxes”.

In addition, our business is indirectly affected by regulatory and legal uncertainties affecting travel suppliers and global distribution systems.  In 2004, the Department of Transportation (the “DOT”) published a Final Rule, abolishing the rules governing global distribution systems.  As a part of the Final Rule, the DOT rejected proposals to regulate online travel service providers’ fare displays.  However, the DOT deferred consideration of a proposal to amend its policies regarding advertising of air tickets, to require that agency service fees be stated separately from the price being charged by the airlines.  Our current service fee disclosure practices differ from those proposed by the DOT.  If the DOT were to resume consideration of and adopt the service fee proposal, we may have less flexibility regarding merchandising air travel on our websites.

We are subject to federal, state and international laws that require protection of user privacy and user data.  In our processing of travel transactions, we receive and store a large volume of personally identifiable data.  This data is increasingly subject to legislation and regulations in numerous jurisdictions around the world, including the Commission of the European Union through its Data Protection Directive and variations of that directive in the member states of the European Union.  Such government action is typically intended to protect the privacy of personal data that is collected, processed and transmitted in or from the governing jurisdiction.

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

We are also subject to regulations applicable to businesses conducting online commerce. Today there are relatively few laws specifically directed toward online services. However, due to the increasing popularity and use of the Internet and online services, it is possible that laws and regulations will be adopted with respect to the Internet or online services. These laws and regulations could cover issues such as online contracts, user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is developing, but any such new legislation could have significant implications on how we conduct online business. In addition, some states may require us to qualify in that state to do business as a foreign corporation because our service is available in that state over the Internet. Although we are qualified to do business in a number of states, failure to meet the qualifications of certain states, or a determination that we are required to qualify in additional states, could subject us to taxes and penalties.  See “Risk Factors – Regulatory and legal uncertainties could harm our business,” and “Uncertainty Regarding State Taxes.”

Our European operations are subject to various foreign regulations and governing bodies that might limit their products and services. They may be affected by unexpected changes in regulatory requirements and various tariffs and trade barriers in connection with online commerce. Any failure by our European operations to comply may have an adverse effect on our business.

Employees

As of March 1, 2006, we employed approximately 532 full-time employees, of which 285 are based at our Norwalk, Connecticut headquarters. We also retain independent contractors to support our customer service and system support functions.

We have never had a work stoppage and our employees are not represented by any collective bargaining unit. We consider our relations with our employees to be good. Our future success will depend, in part, on our ability to continue to attract, integrate, retain and motivate highly qualified technical and managerial personnel, for whom competition is intense.

Risk Factors

The following risk factors and other information included in this Annual Report should be carefully considered.  The risks and uncertainties described below are not the only ones we face.  Additional risks and uncertainties not presently known to us may also impair our business operations.  If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

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

During the twelve months ended December 31, 2005, sales of airline tickets from our five largest and two largest airline suppliers accounted for approximately 82% and 43% of total airline tickets sold, respectively.  As a result, we are currently substantially dependent upon the continued participation of these airlines in priceline.com in order to maintain and continue to grow our total gross profit.

Our arrangements with the airlines that participate in our system – either Name Your Own Price® or price-disclosed service – generally do not require the airlines to provide any specific quantity of airline tickets or to make tickets available for any particular route or at any particular price, and can generally be terminated upon little or no notice.  During the course of our business, we are in continuous dialogue with our major airline suppliers about the nature and extent of their participation in our system. The significant reduction on the part of any of our major suppliers of their participation in our system for a sustained period of time or their complete withdrawal could have a material adverse effect on our business, results of operations and financial condition.  Moreover, the airline industry has experienced a shift in market share from full-service carriers to low-cost carriers that focus primarily on discount fares to leisure destinations and we expect this trend to continue.  Some low-cost carriers, such as Southwest and JetBlue, do not distribute their tickets through us or other third-party intermediaries.  In addition, certain airlines have significantly limited or eliminated sales of airline tickets through “opaque” channels, preferring to consistently show the lowest available price on their own website.  If one or more participating airlines were to further limit or eliminate discounting through opaque channels, it could have a material adverse effect on our business, results of operations and financial condition.

Due to our dependence on the airline industry, we could be severely affected by changes in that industry, and, in many cases, we will have no control over such changes or their timing.  Several major U.S. airlines are struggling financially and have either filed for reorganization under the United States Bankruptcy Code or discussed publicly the risks of bankruptcy.  Two of our largest airline suppliers, Delta Air Lines and Northwest Airlines, are currently operating under the protection of federal bankruptcy laws. If any of our suppliers currently in bankruptcy liquidates or does not emerge from bankruptcy and we are unable to replace such supplier as a participant in priceline.com, our business would be adversely affected. In addition, in the event that another of our major suppliers voluntarily or involuntarily declares bankruptcy and is subsequently unable to successfully emerge from bankruptcy, and we are unable to replace such supplier, our business would be adversely affected.  To the extent other major U.S. airlines that participate in our system declare bankruptcy, they may be unable or unwilling to honor tickets sold for their flights. Our policy in such event would be to direct customers seeking a refund or exchange to the airline, and not to provide a remedy ourselves. Because we are the merchant-of-record on sales of Name Your Own Price® airline tickets to our customers, however, we could experience a significant increase in demands for refunds or credit card charge-backs from customers, which could materially and adversely affect our operations and financial results. In addition, because Name Your Own Price® customers do not choose the airlines on which they are to fly, the bankruptcy of a major U.S. airline or even the possibility of a major U.S. airline declaring bankruptcy could discourage customers from using our Name Your Own Price® system to book airline tickets.

If one of our major airline suppliers merges or consolidates with, or is acquired by, another company that either does not participate in the priceline.com system or that participates on substantially lower levels, the surviving company may elect not to participate in our system or to participate at lower levels than the previous supplier.  For example, in September 2005, US Airways and America West merged.  US Airways was a meaningful participant in our Name Your Own Price® system, but America West participated on a very limited basis.  The resulting entity participates in our Name Your Own Price® system, but at lower levels than US Airways’ historical participation.  Failure of the resulting entity to participate in our Name Your Own Price® system on a meaningful basis would be the equivalent of US Airways withdrawing from, or significantly reducing its participation in, our Name Your Own Price® system and could have a material adverse effect on our business, results of operations and financial condition.  The loss of any major airline participant in our Name Your Own Price® system could result in other major airlines electing to terminate their participation in the Name Your Own Price® system, which would further negatively impact our business, results of operations and financial condition.  In addition, fewer independent suppliers reduces opacity and competition among suppliers.  In such event, if we are unable to divert sales to other suppliers, our business results of operations and financial condition may be adversely affected.

In addition, given the concentration of the airline industry, particularly in the domestic market, our competitors could exert pressure on other airlines not to supply us with tickets. Moreover, the airlines may attempt to establish their own buyer-driven commerce service or participate or invest in other similar services.

We are dependent on certain hotels.

Our financial prospects are significantly dependent upon the sale of hotel room nights.  During the twelve months ended December 31, 2005, sales of Name Your Own Price® hotel room nights from our five largest hotel suppliers accounted for approximately 35% of total Name Your Own Price® hotel room nights sold.  As a result, we are currently substantially dependent upon the continued participation of these hotels in priceline.com’s hotel service in order to maintain and continue to grow our total gross profit.

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

Our merchant price-disclosed hotel service facilitates the purchase of hotel rooms by customers pursuant to a retail merchant model, which is based on merchant arrangements we make directly with individual hotel chains and independent hotel properties. We receive access to inventory directly from a hotel at a negotiated rate, and determine the retail price at which we will offer our services to the consumer, within contractual limitations.  Many hotels use merchant arrangements with companies like ours to dispose of excess hotel room inventory at wholesale rates. If hotels experience increased demand for rooms, they might reduce the amount of room inventory they make available through our merchant price-disclosed hotel service.  The recent improvement in occupancy rates discussed above could cause hotels to reduce the amount of inventory they make available through our merchant price-disclosed hotel service.

In addition, certain hotels have begun initiatives to reduce margins received by third party intermediaries on retail merchant transactions, which is the primary method we employ to distribute retail hotel room reservations.  Many hotels distribute room inventory through their own websites and therefore might increase negotiated rates for merchant rate inventory sold through our merchant price-disclosed hotel service, decreasing the margin available to us.  While our merchant price-disclosed hotel agreements with our leading hotel suppliers provide for specified discounts, if one or more participating hotels were to require us to limit our merchant margins, upon contract renewal or otherwise, it could have a material adverse effect on our business, results of operations and financial condition.

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

Historically, the majority of our European operations’ business has been located in the U.K.  The strategy of our European operations involves rapid expansion into other European countries, many of which have different customs, different levels of customer acceptance of the Internet and different legislation, regulatory environments and tax schemes.  Compliance with foreign legal, regulatory or tax requirements will place demands on our time and resources, and we may nonetheless experience unforeseen and potentially adverse legal, regulatory or tax consequences.  If our European operations are unsuccessful in rapidly expanding into other European countries, our business, results of operations and financial condition would be adversely affected.

We are exposed to fluctuations in currency exchange rates.

As a result of our acquisitions of our European operations, we are conducting a significant and growing portion of our business outside the United States and are reporting our results in U.S. dollars.  As a result, we face exposure to adverse movements in currency exchange rates.  The results of operations of our European operations are exposed to foreign exchange rate fluctuations as the financial results of our European operations are translated from local currency into U.S. dollars upon consolidation.  If the U.S. dollar weakens against the local currency, the translation of these foreign-currency-denominated balances will result in increased net assets, net revenues, operating expenses, and net income or loss.  Similarly, our net assets, net revenues, operating expenses, and net income or loss will decrease if the U.S. dollar strengthens against local currency. Additionally, foreign exchange rate fluctuations may adversely impact our results of operations as exchange rate fluctuations on transactions denominated in currencies other than the functional currency result in gains and losses that are reflected in our Consolidated Statement of Operations.

We may lose or be subject to reduction of global distribution system fees.

We rely on fees paid to us by Worldspan, L.P. and other global distribution systems, or GDSs, for travel bookings made through GDSs for a substantial portion of our gross profit and net income. A number of travel suppliers, particularly airlines, have indicated publicly that, as part of an effort to reduce distribution costs, they intend to reduce their dependence over time on what they view to be “expensive” distribution channels such as GDSs. A number of travel suppliers have reached agreements with travel distributors that require rebates of all or part of the fees received from the GDS.  We have agreed to rebate certain GDS costs to certain suppliers in exchange for contractual considerations such as those relating to inventory pricing and availability, and expect to continue to do so in the future.  Additionally, travel suppliers are encouraging distributors, such as us, to develop technology enabling direct connections, therefore bypassing the GDS. Development of direct connection technology would require the use of information technology resources and could cause us to incur additional operating expenses and delay other projects. We have been and believe that we will continue to be under pressure from travel suppliers, including most of the major domestic airlines and many of our significant hotel suppliers, to rebate all or part of the travel booking fees we receive from GDSs like Worldspan, L.P. To the extent that we are required to rebate travel booking fees we currently receive to travel suppliers, and are unable to recover such amounts by charging customers, or, if one or a number of travel suppliers pull out of our service because they are unhappy with existing distribution costs, it could have a material adverse effect on our business, results of operations and financial condition.

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

Most of our revenue is derived from the leisure travel industry, and is, therefore, subject to increase and decrease with the level of activity in the leisure travel industry, a factor almost entirely out of our control.  The travel industry is seasonal and our revenue varies significantly from quarter to quarter. Factors that may adversely affect leisure travel activity include, without limitation,  economic downturns and recessions; global security issues, political instability, acts of terrorism, civil unrest, hostilities and war; increased airport security that could reduce the convenience of air travel; inclement weather or natural disaster such as hurricane, tsunami or earthquake; increased occurrence of, or widely publicized travel-related accidents; the outbreak of an epidemic or pandemic such as SARS or avian bird flu; and the financial condition of travel suppliers.

Intense competition could reduce our market share and harm our financial performance.

We compete with both online and traditional sellers of the services offered on priceline.com. The market for the services we offer is intensely competitive, and current and new competitors can launch new sites at a relatively low cost. In addition, the major online travel companies with which we compete have significantly greater financial resources and capital than we do.  For instance, the Cendant Corporation currently owns Orbitz.com, Inc., Cheaptickets.com, Lodging.com and European travel sites Gullivers.com, ebookers plc and octopustravel, and Sabre Group owns Travelocity.com and lastminute.com plc, a European full-service travel site.  In addition, InterActive recently spun-off its online travel business, including Hotels.com and Hotwire.com, our primary competitor in the sale of “opaque” travel services, into Expedia, which, as a stand-alone company, continues to have significantly greater resources and capital than priceline.com.  We may not be able to effectively compete with industry conglomerates such as Cendant, Sabre or Expedia, each of which have access to significantly greater and more diversified resources than we do.

We currently or potentially compete with a variety of companies with respect to each service we offer. With respect to our travel services, these competitors include:

•                  Internet travel services such as Expedia, Hotels.com and Hotwire, which are owned by Expedia; Travelocity and lastminute.com, which are owned by the Sabre Group; and Orbitz.com, Cheaptickets, Gullivers.com, ebookers plc, octopustravel and Lodging.com, which are currently owned by the Cendant Corporation;

•                  travel suppliers such as airlines, hotel companies and rental car companies, many of which have their own branded websites to which they drive business;

•                  large online search companies, such as Yahoo! and Google;

•                  traditional travel agencies;

•                  online travel search sites such as SideStep.com, Mobissimo.com, Cheapflights.com, FareChase.com, Kayak.com, or any substantially similar online travel search business using a business model sometimes referred to as “meta-search”; and

•                  operators of travel industry reservation databases such as Galileo, Worldspan, L.P. and Amadeus.

Competitors of our European operations include, among others, Expedia (including hotels.com), Cendant Corporation (including ebookers, octopustravel, Gullivers.com and Fairview), Sabre Group (including lastminute.com), Superbreak, Venere and Hotel Reservation Service.

In addition, many airline, hotel and rental car suppliers are focusing on driving online demand to their own websites in lieu of third-party distributors such as us.  Certain suppliers have attempted to charge additional fees to customers who book airline reservations through an online channel other than their own website.  Furthermore, many low cost airlines, which are having increasing success in the marketplace, distribute their inventory exclusively through their own websites.  Suppliers who sell on their own websites typically do not charge a processing fee, and, in some instances, offer advantages such as bonus miles or loyalty points, which could make their offerings more attractive to consumers than models like ours.

We potentially face competition from a number of large Internet companies and services that have expertise in developing online commerce and in facilitating Internet traffic, including Amazon.com, AOL, MSN, Google.com and Yahoo!, which compete with us either directly or indirectly through affiliations with other e-commerce or off-line companies.  We also compete with “meta-search” companies, which are companies that leverage their search technology to aggregate travel search results across supplier, travel agent and other websites.  For example, Yahoo! owns FareChase.com, a travel search-engine that searches for fares and hotel rates at travel supplier and third-party websites, and refers traffic to those sites, and AOL is party to a marketing and technology agreement, and holds a minority interest in, Kayak.com, another leading meta-search company.  Other established search engine companies as well as start-ups are attempting to enter the online travel marketplace in this manner.  If Yahoo!, Google or other portals decide to refer significant traffic to travel search engines, it could result in more competition from supplier websites and higher customer acquisition costs for third-party sites such as ours.  Competition from these and other sources could have a material adverse effect on our business, results of operations and financial condition.

Many of our current and potential competitors, including Internet directories, search engines and large traditional retailers, have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing, personnel, technical and other resources than priceline.com. Some of these competitors may be able to secure products and services on more favorable terms than we can. In addition, many of these competitors may be able to devote significantly greater resources to:

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

We utilize Internet search engines, principally through the purchase of travel-related keywords, to generate traffic to our websites.  Our European operations, in particular, rely to a significant extent upon third-party distribution partners that derive substantial business from search engines.  Within the past year, at least one major search engine changed the logic which determines the placement and display of results of a user’s search, such that the placement of links to our sites, and particularly those of our European operations and their affiliates, was negatively affected.  In a similar way, a significant amount of our European business is directed to our own websites through participation in pay-per-click advertising campaigns on Internet search engines whose pricing and operating dynamics can experience rapid change both technically and competitively.  If a major search engine changes its algorithms in a manner that further negatively affects the search engine ranking of us or our third-party distribution partners or changes its pricing, operating or competitive dynamics in a negative manner, our business, results of operations and financial condition would be adversely affected.

Defending against intellectual property claims could be expensive and disruptive to our business.

From time to time, in the ordinary course of our business, we have been subject to, and are currently subject to, legal proceedings and claims relating to the intellectual property rights of others, and we expect that third parties will continue to assert intellectual property claims, in particular patent claims, against us, particularly as we expand the complexity and scope of our business.  We endeavor to defend our intellectual property rights diligently, but intellectual property litigation is extremely expensive and time consuming, and has and is likely to continue to divert managerial attention and resources from our business objectives.  Successful infringement claims against us could result in significant monetary liability or prevent us from operating our business, or portions of our business.  In addition, resolution of claims may require us to obtain licenses to use intellectual property rights belonging to third parties, which may be expensive to procure, or possibly to cease using those rights altogether.  Any of these events could have a material adverse effect on our business, results of operations or financial condition.

Acquisitions could result in operating difficulties.

As part of our business strategy, in September 2004, we acquired Active Hotels and, in July 2005, Bookings.  We may enter into additional business combinations and acquisitions in the future.  Acquisitions may result in dilutive issuances of equity securities, use of our cash resources, incurrence of debt and amortization of expenses related to intangible assets acquired.  In addition, the process of integrating an acquired company, business or technology may create unforeseen operating difficulties and expenditures.  The acquisitions of Active Hotels and Bookings were accompanied by a number of risks, including, without limitation:

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

We may experience similar risks in connection with any future acquisitions. We may not be successful in addressing these risks or any other problems encountered in connection with the acquisitions of Active Hotels and Bookings or that we could encounter in future acquisitions, which would harm our business or cause us to fail to realize the anticipated benefits of our acquisitions.  We currently have approximately $303 million assigned primarily to the intangible assets and goodwill of Active Hotels and Bookings, and therefore, the occurrence of any of the aforementioned risks could result in a material adverse impact, including a material impairment of these assets, which could cause us to have to write-down goodwill.  Any such write-down of goodwill could adversely impact our operating results, which would cause our stock price to decline significantly.

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

The secure transmission of confidential information over the Internet is essential in maintaining consumer and supplier confidence in the priceline.com services. Substantial or ongoing security breaches whether instigated internally or externally on our system or other Internet-based systems could significantly harm our business. We currently require buyers to guarantee their offers with their credit card, either online or through our toll-free telephone service. We rely on licensed encryption and authentication technology to effect secure transmission of confidential information, including credit card numbers from and to our customers. It is possible that advances in computer circumvention capabilities, new discoveries or other developments could result in a compromise or breach of customer transaction data.

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

We may be unable to generate sufficient cash to repay or repurchase our $225 million Convertible Senior Notes and the Notes could result in dilution to our earnings per share.

In August 2003, we issued $125 million aggregate principal amount of Convertible Senior Notes due August 1, 2010, with an interest rate of 1% (the “1% Notes”) and in June 2004, we issued $100 million aggregate principal amount of Convertible Senior Notes due January 15, 2025, with an interest rate of 2.25% (the “2.25% Notes”, and collectively with the 1% Notes, the “Notes”).  The holders of the 1% Notes may require us to repurchase the notes on August 1, 2008 and the holders of the 2.25% Notes may require us to repurchase the notes on January 15, 2010, 2015 or 2020.  It is possible that we may not have sufficient funds or may be unable to arrange for additional financing to pay the principal amount or repurchase price due.  We are increasingly reliant on our European operations as a source of cash flow and in the event we are required to repay or repurchase the notes, we would likely incur expenses to repatriate such cash to the United States.  If we are unable to repurchase, repay or refinance the Notes when due, we would be in default under our indentures and our business, results of operations and financial condition would be adversely affected.

In the event that all or substantially all of our common stock is acquired prior to January 15, 2010, in a transaction in which the consideration paid to holders of our common stock consists of all, or substantially all, cash, we would be required to make additional payments to the holders of the 2.25% Notes of amounts ranging from $0 to $17.6 million depending upon the date of the transaction and our then current stock price.

Pursuant to Financial Accounting Standards Board Emerging Issues Task Force Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” (“EITF 04-08”) contingently convertible debt, such as the Notes, must be included in diluted earnings per share, regardless of whether the market price contingency contained in the debt instrument has been met.  EITF 04-08 could result in a material reduction in our diluted earnings per share in future periods.  See Notes 8 and 13 to the Consolidated Financial Statements for further discussion of Net Income Per Share and Convertible Debt, respectively.

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

We rely on certain third-party computer systems and third-party service providers, including the computerized central reservation systems of the airline, hotel and rental car industries to satisfy demand for airline tickets, hotel room and rental car reservations. In particular, our travel business is substantially dependent upon the computerized reservation systems of operators of global distribution systems for the travel industry. Any interruption in these third-party services systems or deterioration in their performance could prevent us from booking airline, hotel and rental car reservations and have a material adverse effect on our business. Our agreements with third-party service providers are terminable upon short notice and often do not provide recourse for service interruptions. In the event our arrangement with any of such third parties is terminated, we may not be able to find an alternative source of systems support on a timely basis or on commercially reasonable terms and, as a result, it could have a material adverse effect on our business, results of operations and financial condition.

A substantial portion of our computer hardware for operating our services is currently located at a web hosting facility operated by SAVVIS.  If SAVVIS is, for any reason, unable to support our website, we would need to quickly complete the activation of our secondary site at the AT&T web hosting facility.  Any of these conditions could cause disruptions to our business or exposure to potentially damaging press coverage of the problems, and would have a material adverse effect on our business, results of operations, and financial condition.

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

We rely primarily on the global distribution system of Worldspan, L.P. in the sale of airline tickets, opaque hotel room reservations, and rental car reservations, and the global distribution system of Pegasus Solutions in the sale of retail hotel room reservations.  If the Worldspan, L.P. or Pegasus GDS becomes inaccessible, or partially inaccessible to us, due to system failure or otherwise, for any significant amount of time, our ability to book airline tickets, opaque and retail hotel reservations and rental car reservations could be adversely affected, in which case our results would suffer.  We also depend upon Paymentech to process our credit card transactions. If Paymentech was wholly or partially compromised, our cash flows could be disrupted until such a time as a replacement process could be put in place with a different vendor.

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

Uncertainty regarding state and local taxes

We file tax returns in such states as required by law based on principles applicable to traditional businesses. In addition, we pay sales and other taxes, including hotel occupancy taxes, to suppliers related to travel services sold through the priceline.com service.  We believe that this practice is consistent with the tax laws of all jurisdictions. On an ongoing basis, we conduct a review and interpretation of the tax laws in various states and other jurisdictions relating to the payment of state and local hotel occupancy and other related taxes.  In connection with our review, we have met and had discussions with taxing authorities in certain jurisdictions but the ultimate resolution in any particular jurisdiction cannot be determined at this time.  Currently, hotels collect and remit hotel occupancy and related taxes to the various tax authorities based on the amounts collected by the hotels. Consistent with this practice, we recover the taxes on the underlying cost of the hotel room night from customers and pay that amount to the hotel operators for payment to the appropriate tax authorities.  As discussed in Note 19 to our consolidated financial statements, several jurisdictions have initiated lawsuits indicating the position that sales or hotel occupancy tax is applicable to the differential between the price paid by a customer for our service and the cost of the underlying room. Historically, we have not collected taxes on this differential. Additional state and local jurisdictions could assert that we are subject to sales or hotel occupancy taxes on this differential and could seek to collect such taxes, either retroactively or prospectively or both. A number of proposals have been made at state and local levels that could impose additional taxes on the sale of products and services through the Internet or the income derived from these sales. Such actions may result in substantial tax liabilities for past and/or future sales and could have a material adverse effect on our business and results of operations. To the extent that any tax authority succeeds in asserting that any such tax collection responsibility exists, it is likely that, with respect to future transactions, we would collect any such additional tax obligation from our customers, which would have the effect of increasing the cost of hotel room nights to our customers and, consequently, could reduce our hotel sales. We will continue to assess the risks of the potential financial impact of additional tax exposure, and to the extent appropriate, we will reserve for those estimated liabilities.

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

Two large stockholders beneficially own approximately 31% of our stock.

Hutchison Whampoa Limited and Cheung Kong (Holdings) Limited, which is a 49.97% shareholder of Hutchison Whampoa Limited, owned approximately 31% of our outstanding common stock as of December 31, 2005, and have the right to appoint three representatives to our Board of Directors.  Ian F. Wade and Dominic Kai Ming Lai are Hutchison Whampoa Limited’s representatives on our Board of Directors.  Cheung Kong (Holdings) Limited currently has no representative on our Board of Directors, however, it retains its right to appoint an additional director in the future.  These stockholders could exert significant influence over us and our strategic direction, and deter or prevent certain fundamental transactions involving our company.

In June 2000, we entered into definitive agreements with subsidiaries of Hutchison Whampoa Limited to introduce our services to several Asian markets.  Under the terms of the agreements we license our business model and provide our expertise in technology, marketing and operations to Hutchison-Priceline Limited.  Hutchison-Priceline Limited reimburses us for the cost of services provided and is required to pay us a licensing fee for any year in which Hutchison-Priceline Limited achieves profitability.  We and Hutchison Whampoa Limited currently own approximately 15% and 85%, respectively, of the outstanding equity securities of Hutchison-Priceline Limited.  Jeffery H. Boyd, our President and Chief Executive Officer, is priceline.com’s representative on the board of directors of Hutchison-Priceline Limited.

In May 2004, we filed a shelf registration statement with the Securities and Exchange Commission covering up to 10 million shares of priceline.com common stock held by Hutchison Whampoa Limited and Cheung Kong (Holdings) Limited.  Any sale of a significant number of shares by these stockholders could cause our stock price to decline significantly.

Fluctuations in our financial results make quarterly comparisons and financial forecasting difficult.

Our revenues and operating results have varied significantly from quarter to quarter because our business experiences seasonal fluctuations, which reflect seasonal trends for the travel services offered by our websites. Traditional leisure travel bookings in the United States are higher in the second and third calendar quarters of the year as consumers take spring and summer vacations. In the first and fourth quarters of the calendar year, demand for travel services in the United States generally declines and the number of bookings flattens.  Travel revenues in Europe, on the other hand, have been higher in the third and fourth quarters than in the first and second quarters.  Furthermore, prior to introducing a retail travel option to our customers, substantially all of our business was conducted under the Name Your Own Price® system and accordingly, because those services are non-refundable in nature, we recognize travel revenue at the time a booking was generated.  We recognize revenue generated from our retail hotel service, however, including our European operations, at the time that the customer checks out of the hotel.  As a result, we have seen and expect to continue to see, that a meaningful amount of retail hotel bookings generated earlier in the year, as customers plan and reserve their spring and summer vacations, will not be recognized until future quarters.  This could result in a disproportionate amount of our annual earnings being recognized in later quarters.

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

The adoption by FASB of FASB Statement No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) will negatively impact our reported business results.

As more fully discussed in Note 2 to our Consolidated Financial Statements, we were required to adopt SFAS 123(R) as of January 1, 2006.  SFAS 123(R) will have a significant impact on our Consolidated Statement of Operations as we will be required to expense the fair value of our stock option grants rather than disclose the pro forma impact on our consolidated operations within our footnotes.  Upon adoption of SFAS 123(R), the impact of unvested stock options outstanding as of December 31, 2005 is estimated to increase personnel expense by approximately $6.0 million in 2006, $2.5 million in 2007 and $0.5 million in 2008.

Our financial results will be materially impacted by income taxes in the future.

For the twelve months ended December 31, 2005, we recorded an income tax benefit of approximately $156 million.  This principally resulted from a non-cash tax benefit recorded in the third quarter of 2005 of $171 million, relating to the reversal of a portion of our valuation allowance on our deferred tax assets. The non-cash tax benefit was recorded pursuant to the provisions of Statement of Financial Accounting Standards No. 109, that require a company to release a portion of its deferred tax asset valuation allowance when it becomes more likely than not that it will realize all or some portion of its deferred tax assets. Due to our significant net operating loss carryforwards, we do not expect to pay cash taxes on our U.S. federal taxable income for the foreseeable future.  As a result of the reversal, we recorded a mostly non-cash $12.5 million provision for U.S. income tax expense in our consolidated financial statements in 2005, and will continue to record a non-cash provision for U.S. income tax expense in future periods.  This non-cash U.S. income tax provision will materially negatively impact net income and earnings per share in subsequent periods as compared to prior periods.   We expect to make cash tax payments for U.S. alternative minimum taxes and for certain international taxes.

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

We are party to legal proceedings which, if adversely decided, could materially adversely affect us.

We are a party to the legal proceedings described in Note 19 to our Consolidated Financial Statements.  The defense of the actions described in Note 19 may increase our expenses and an adverse outcome in any of such actions could have a material adverse effect on our business, results of operations and financial condition.

Regulatory and legal uncertainties could harm our business.

The products and services we offer through the priceline.com service are regulated by federal and state governments. Our ability to provide such products and services is and will continue to be affected by such regulations. The implementation of unfavorable regulations or unfavorable interpretations of existing regulations by courts or regulatory bodies could require us to incur significant compliance costs, cause the development of the affected markets to become impractical and otherwise have a material adverse effect on our business, results of operations and financial condition.  See “Uncertainty regarding state and local taxes.”

The priceline.com Website

We maintain a website with the address www.priceline.com.  We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.  We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission.  These reports and other information are also available, free of charge, at www.sec.gov.  Alternatively, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our executive, administrative, operating offices and network operations center are located in approximately 92,000 square feet of leased office space located in Norwalk, Connecticut.  Active Hotels leases approximately 11,000 square feet of office space primarily in Cambridge, England.  Bookings leases approximately 7,000 square feet of office space primarily in Amsterdam, Netherlands.  We do not own any real estate as of March 1, 2006.

We believe that our existing facilities are adequate to meet our current requirements, and that suitable additional or substitute space will be available as needed to accommodate any further expansion of corporate operations.

Item 3.  Legal Proceedings

Litigation Related to Hotel Occupancy and Other Taxes

On December 30, 2004, the City of Los Angeles filed a putative class action complaint in Superior Court for the County of Los Angeles, on behalf of itself and other allegedly similarly situated cities in California, naming as defendants:  Hotels.com, L.P.; Hotel.com GP, LLC; Hotwire, Inc.; Cheaptickets, Inc.; Cendant Travel Distribution Services Group, Inc.; Expedia, Inc.; Internetwork Publishing Corp. (d/b/a Lodging.com); Lowestfare.com, Inc.; Maupintour Holding LLC; Orbitz, Inc.; Orbitz, LLC; priceline.com, Inc.; Site59.com, LLC; Travelocity.com, Inc.; Travelocity.com LP; Travelweb, LLC and Travelnow.com, Inc.  (City of Los Angeles v. Hotels.com, Inc. et al.).  The complaint alleged, among other things, that each of these defendants violated the Uniform Transient Occupancy Tax Ordinance of the City of Los Angeles, and allegedly similar ordinances of other California cities, with respect to the charges and remittance of amounts to cover taxes under such ordinances, and that such practices also constitute acts of unfair competition under California Business and Professions Code Section 17200, et seq. (“Section 17200”).  On May 19, 2005, the court ordered limited discovery.  On August 31, 2005, the City of Los Angeles filed an amended complaint adding a claim for a declaratory judgment.  The amended complaint sought payment of alleged unpaid taxes owed, relief from conversion, including punitive damages, attorneys’ fees, and imposition of a constructive trust.  On September 26, 2005, the court sustained the defendants’ demurrers on the ground of improper joinder of defendants and claims, and therefore, dismissed the amended complaint, with leave to file amended complaint further addressing the joinder issue.  On February 8, 2006, the City of Los Angeles filed a second amended complaint that asserts the same claims but includes additional allegations of fact.  Defendants intend to demurrer to the second amended complaint.

On February 17, 2005, a putative class action complaint was filed in the same court by Ronald Bush and three other individuals on behalf of themselves and other allegedly similarly situated California consumers against several of the same defendants as named in the City of Los Angeles action, including priceline.com (Bush, et al. v. Cheaptickets, Inc., et al.).  The complaint alleged each of the defendants engaged in acts of unfair competition in violation of Section 17200 relating to their respective disclosures and charges to customers to cover taxes under the above ordinances of the City of Los Angeles and other California cities, and service fees.  The complaint sought restitution under Section 17200, relief for alleged conversion, including punitive damages, injunctive relief, and imposition of a constructive trust.  The defendants removed this action to the United States District Court for the Central District of California.  On May 9, 2005, the District Court issued an order remanding the action to state court.  Defendants timely appealed to the Ninth Circuit, which, on October 6, 2005, affirmed the order of the District Court.  The case will therefore proceed in the state court.  On July 1, 2005, Plaintiffs filed an amended complaint, adding claims pursuant to California’s Consumer Legal Remedies Act, Civil Code §1750, et seq. and claims for breach of contract and the implied duty of good faith and fair dealing.  On December 2, 2005, the court ordered limited discovery and ordered that motions challenging the amended complaint would be coordinated with any similar motions filed in the City of Los Angeles action.

Also on February 17, 2005, a putative class action complaint was filed in the Superior Court of the State of Delaware for New Castle County by Jeanne Marshall and three other individuals on behalf of themselves and a putative class of allegedly similarly situated consumers nationwide against priceline.com (Marshall, et al. v. priceline.com, Inc.).  The complaint alleged that we violated the Delaware Consumer Fraud Act, Del. Code Ann. Tit. 6, § 2511, et seq., relating to our disclosures and charges to customers to cover taxes under city hotel occupancy tax ordinances nationwide, and service fees.  We moved to dismiss the complaint on April 21, 2005.  We also moved to stay discovery until a determination of our motion to dismiss the complaint and the Court granted that stay on May 11, 2005.  On June 10, 2005, Plaintiffs filed an amended complaint that asserts claims under the Delaware Consumer Fraud Act and for breach of contract and the implied duty of good faith and fair dealing.  The amended complaint seeks compensatory damages, punitive damages, attorneys’ fees and other relief.  On July 15, 2005, we filed a motion to dismiss the amended complaint on the basis that it fails to allege sufficient facts to state a cause of action.  Our motion to dismiss was heard by the Court on November 4, 2005 and the parties are awaiting a decision.

On July 12, 2005, the City of Philadelphia, Pennsylvania, filed a complaint in the Court of Common Pleas for Philadelphia County, Pennsylvania against Hotels.com; Hotels.com GP, LLC; Hotwire.com; Cheaptickets, Inc.; Cendant Travel Distribution Services Group, Inc.; Expedia, Inc.; Internetwork Publishing Corp. (d/b/a Lodging.com); Lowestfare.com, Inc.; Maupintour Holding LLC; Orbitz, Inc.; Orbitz, LLC; priceline.com, Inc.; Site59.com, LLC; Travelocity.com, Inc.; Travelocity.com LP; Travelweb, LLC and Travelnow.com, Inc.  (City of Philadelphia, Pennsylvania v. Hotels.com, et al.).  The complaint alleged, among other things, that each of these defendants violated the hotel room rental tax provisions of Section 19-2401, et seq., of the Philadelphia Municipal Code with respect to the charges and remittance of amounts to cover taxes under the Code.  The complaint also asserted claims for conversion, imposition of a constructive trust, and a demand for a legal accounting.  The complaint sought payment of alleged unpaid taxes owed, disgorgement and restitution of all funds allegedly owed to Plaintiff, an accounting, attorneys’ fees, and other relief.  The defendants removed this action to the United States District Court for the Eastern District of Pennsylvania.  On October 11, 2005, the District Court issued an order remanding the action to state court.  On November 18, 2005, the City of Philadelphia filed an amended complaint.  On December 8, 2005, the defendants filed preliminary objections to the amended complaint, and on January 9, 2006, the defendants filed a motion to determine those preliminary objections.  That motion has been fully briefed and the parties are awaiting a decision.  On January 17, 2006, the Court granted the defendants’ motion to stay discovery pending resolution of the preliminary objections.

On September 21, 2005, the City of Bellingham, Washington filed a putative class action complaint in the Superior Court of Washington for Whatcom County on behalf of itself and other similarly situated taxing entities in Washington, against Hotels.com, L.P.; Hotels.com GP, LLC; Hotwire, Inc.; Cheaptickets Inc.; Cendant Travel Distribution Services Group, Inc.; Expedia, Inc.; Internetwork Publishing Corp. (d/b/a Lodging.com); Lowestfare.com, Inc.; Maupintour Holding, LLC; Orbitz, Inc.; Orbitz, LLC; priceline.com, Inc.; Site59.com, LLC; Travelocity.com, Inc.; Travelocity.com, L.P.; Travelweb, LLC and Travelnow.com, Inc. (City of Bellingham v. Hotels.com, L.P., et al.).  The complaint alleged, among other things, that each of these defendants violated Section 4.62.010, et seq., of the Bellingham Municipal Code and similar laws of other Washington taxing entities with respect to the charges and remittance of amounts to cover taxes under the Municipal Code.  The complaint also asserted claims for violation of the Washington Consumer Protection Act RCW § 19.86.010, et seq., conversion and unjust enrichment.  The complaint sought compensatory damages, statutory treble damages, penalties, attorneys’ fees and other relief.  On November 3, 2005, priceline.com, Lowestfare.com, Travelweb and certain other defendants removed this action to the United States District Court for the Western District of Washington.  On January 10, 2006, the defendants moved to dismiss the complaint.  On January 17, 2006, the City of Bellingham filed a motion with the Judicial Panel on MultidistrictLitigation seeking transfer and coordination of this action with certain other actions pending in federal court elsewhere.  That motion, which was subsequently withdrawn, is discussed in further detail below.  On February 16, 2006, the City of Bellingham, with the agreement of the defendants, voluntarily moved to dismiss the action.  The court granted that motion and dismissed the action on February 17, 2006.

On October 5, 2005, the City of Fairview Heights, Illinois filed a putative class action complaint in the Circuit Court, Twentieth Judicial Circuit, St. Clair County, Illinois on behalf of itself and other similarly situated taxing entities in Illinois, against Orbitz, Inc.; Orbitz, LLC; Hotels.com, L.P.; Hotels.com GP, LLC; Hotwire, Inc.; Cheaptickets Inc.; Cendant Travel Distribution Services Group, Inc.; Expedia, Inc.; Internetwork Publishing Corp. (d/b/a Lodging.com); Lowestfare.com, Inc.; Maupintour Holding, LLC; priceline.com, Inc.; Site59.com, LLC; Travelocity.com, Inc.; Travelocity.com, L.P.; Travelweb, LLC and Travelnow.com, Inc. (City of Fairview Heights v. Orbitz, Inc., et al.).  The complaint alleges, among other things, that each of these defendants violated Section 36-2-1, et seq., of the Revised Ordinances of the City of Fairview Heights, Illinois and similar laws of other Illinois taxing entities with respect to the charges and remittance of amounts to cover taxes under the ordinances.  The complaint also asserts claims for violation of the Illinois Consumer Fraud and Deceptive Practices Act, 815 ILCS 505/1, similar laws in other states, conversion and unjust enrichment.  The complaint seeks compensatory damages, attorneys’ fees and other relief.  On November 28, 2005, we and certain other defendants removed this action to the United States District Court for the Southern District of Illinois.  On January 17, 2006, the defendants moved to dismiss the complaint.  That motion is being briefed.  On that same day, the City of Fairview Heights filed a motion with the Judicial Panel on Multidistrict Litigation seeking transfer and coordination of this action with certain other actions pending in federal court elsewhere.  That motion, which was subsequently withdrawn, is discussed in further detail below.  On February 10, 2006, the City of Fairview Heights moved to remand this action to state court.  Defendants intend to oppose the motion to remand.

On October 25, 2005, the City of Findlay, Ohio filed a putative class action complaint in the Common Pleas Court of Hancock County, Ohio on behalf of itself and other similarly situated taxing entities in Ohio, against Hotels.com, L.P.; Hotels.com GP, LLC; Hotwire, Inc.; Cheaptickets, Inc.; Cendant Travel Distribution Services Group Inc.; Expedia, Inc.; Internetwork Publishing Corp. (d/b/a Lodging.com); Lowestfare.com, Inc.; Maupintour Holding, LLC; Orbitz, Inc.; Orbitz, LLC; priceline.com, Inc.; Site59.com, LLC; Travelocity.com, Inc.; Travelocity.com, L.P.; Travelweb, LLC and Travelnow.com, Inc. (City of Findlay v. Hotels.com, L.P., et al.).  The complaint alleges, among other things, that each of these defendants violated Ohio Revenue Code § 5739 and the Certified Ordinances of the City of Findlay and other putative class members with respect to the charges and remittance of amounts to cover taxes under the Ohio transient occupancy tax ordinances.  The complaint also asserts claims for violation of Ohio Revised Code Chapter 1345, et seq., conversion, a constructive trust and a declaratory judgment.  The complaint seeks compensatory damages, disgorgement, penalties available by law, attorneys’ fees and other relief.  On November 22, 2005, we and certain other defendants removed this action to the United States District Court for the Northern District of Ohio.  On January 30, 2006, the defendants moved to dismiss the complaint.  That motion is being briefed.

On November 1, 2005, the City of Chicago, Illinois, filed a complaint in the Circuit Court of Cook County, Illinois against Hotels.com, L.P.; Hotwire, Inc.; Cheaptickets, Inc.; Cendant Travel Distribution Services Group, Inc.; Expedia, Inc.; Internetwork Publishing Corp. (d/b/a Lodging.com); Lowestfare.com, Inc.; Maupintour Holding, LLC; Maupintour, LLC; Orbitz, Inc.; Orbitz, LLC; priceline.com, Inc.; Site59.com, LLC; Travelocity.com, Inc.; Travelocity.com LP; Travelweb, LLC and Travelnow.com, Inc.  (City of Chicago, Illinois v. Hotels.com,  L.P., et al.)  The complaint alleges, among other things, that each of these defendants violated the Chicago Hotel Accommodations Tax Ordinance of Chapter 3-24 of the Municipal Code of Chicago with respect to the charges and remittance of amounts to cover taxes under the Code.  The complaint also asserts claims for conversion, imposition of a constructive trust, and a demand for a legal accounting.  The complaint seeks payment of alleged unpaid taxes owed, disgorgement and restitution of all funds allegedly owed to Plaintiff, an accounting, penalties, attorneys’ fees, and other relief.  On January 31, 2006, the defendants moved to dismiss the complaint.  That motion is being briefed.

On November 18, 2005, the City of Rome, Georgia, Hart County, Georgia, and the City of Cartersville, Georgia filed a putative class action complaint in the United States District Court for the Northern District of Georgia on behalf of themselves and other cities, counties and governments which have enacted transient occupancy taxes and/or excise taxes on lodging in the State of Georgia against Hotels.com, L.P.; Hotels.com GP, LLC; Hotwire, Inc.; Cheap Tickets, Inc.; Cendant Travel Distribution Services Group, Inc.; Expedia, Inc.; Internetwork Publishing Corp. (d/b/a Lodging.com); Lowestfare.com, Inc.; Maupintour Holding, LLC; Orbitz, Inc.; Orbitz, LLC; priceline.com, Inc.; Site59.com, LLC; Travelocity.com, Inc.; Travelocity.com, L.P.; Travelweb, LLC; Travelnow.com, Inc.; Onetravel, Inc. (d/b/a onetravel.com) and Does 1 through 1000.  (City of Rome, Georgia, et al., v. Hotels.com L.P., et al.)  The complaint alleges, among other things, that each of these defendants violated excise tax ordinances and sales and use tax ordinances of cities and counties in Georgia with respect to the charges and remittance of amounts to cover taxes under those ordinances.  The complaint further alleges that each fo these defendants failed to identify and categorize each of those taxes.  The complaint also asserts claims for violation of Georgia’s Uniform Deceptive and Unfair Trade Practices Act, conversion, unjust enrichment, a constructive trust and a declaratory judgment.  The complaint seeks compensatory damages, disgorgement, injunctive relief, penalties available by law, attorneys’ fees and other relief.  On February 6, 2006, we and certain other defendants moved to dismiss the complaint.  That motion is being briefed.

On December 1, 2005, Pitt County, North Carolina, filed a putative class action complaint in the North Carolina General Court of Justice, Superior Court Division, on behalf of all North Carolina political subdivisions that impose occupancy taxes on lodging against Hotels.com, L.P.; Hotels.com GP, LLC; Hotwire, Inc.; Cheap Tickets, Inc.; Cendant Travel Distribution Services Group, Inc.; Expedia, Inc.; Internetwork Publishing Corp. (d/b/a Lodging.com); Lowestfare.com, Inc.; Maupintour Holding, LLC; Orbitz, Inc.; Orbitz, LLC; priceline.com, Inc.; Site59.com, LLC; Travelocity.com, Inc.; Travelocity.com LP; Travelweb, LLC; Travelnow.com, Inc. and Does 1 through 1000.  (Pitt County v. Hotels.com, L.P., et al.)  The complaint alleges, among other things, that each of these defendants violated unspecified room occupancy tax ordinances of Pitt County and other putative class members with respect to the charges and remittance of amounts to cover taxes under those ordinances.  The complaint also asserts claims for violation of North Carolina General Statute § 75-1, et seq., conversion, a constructive trust and a declaratory judgment.  The complaint seeks compensatory damages, disgorgement, penalties available by law, attorneys’ fees and other relief.  On February 13, 2006, we and certain other defendants removed this action to the United States District Court for the Eastern District of North Carolina.  The defendants presently are scheduled to move to dismiss or otherwise respond to the complaint on or before March 14, 2006.

On January 17, 2006, plaintiffs in the City of Fairview Heights and City of Bellingham cases (described above) filed a motion for transfer and coordination pursuant to 28 U.S.C. § 1407 with the Judicial Panel on Multidistrict Litigation.  Plaintiffs’ motion sought transfer of those two cases, as well as the City of Rome and City of Findlay cases (also described above) to the United States District Court for the Southern District of Illinois for coordinated pretrial proceedings.  In the alternative, Plaintiffs sought transfer to the United States District Courts for the Western District of Washington or Northern District of Georgia.  On February 6, 2006, we and certain other defendants in the cases for which consolidation was sought filed their opposition to the motion for transfer and coordination.  On February 10, 2006, the plaintiffs moved to withdraw their motion for transfer and consolidation.

On February 9, 2006, the City of San Diego, California filed a complaint in Superior Court for the County of San Diego against Hotels.com, L.P.; Hotels.com GP, LLC; Hotwire, Inc.; Cheap Tickets, Inc.; Cendant Travel Distribution Services Group, Inc.; Expedia, Inc.; Internetwork Publishing Corp. (d/b/a Lodging.com); Lowestfare.com, Inc.; Maupintour Holding, LLC; Orbitz, Inc.; Orbitz, LLC; priceline.com, Inc.; Site59.com, LLC; Travelocity.com, Inc.; Travelocity.com, L.P.; Travelweb, LLC; Travelnow.com, Inc. and Does 1 through 1000.  (City of San Diego, California, v. Hotels.com L.P., et al.)  The complaint alleges, among other things, that each of these defendants violated the Uniform Transient Occupancy Tax Ordinance of the City of San Diego with respect to the charges and remittance of amounts to cover taxes under that ordinance, and that such practices also constitute acts of unfair competition under Section 17200.  The complaint seeks payment of alleged unpaid taxes owed, relief from conversion, including punitive damages, attorneys’ fees, imposition of a constructive trust, and a declaratory judgment.  We and our wholly-owned subsidiaries, Lowestfare.com Inc. and Travelweb LLC, have been served with the complaint but have not yet responded to the complaint.

We intend to defend vigorously against the claims in all of the aforementioned proceedings.  We are unable at this time to predict the outcome of these proceedings or reasonably estimate a range of possible loss, if any.

Litigation Related to Securities Matters

On March 16, March 26, April 27, and June 5, 2001, respectively, four putative class action complaints were filed in the U.S. District Court for the Southern District of New York naming priceline.com, Inc., Richard S. Braddock, Jay Walker, Paul Francis, Morgan Stanley Dean Witter & Co., Merrill Lynch, Pierce, Fenner & Smith, Inc., BancBoston Robertson Stephens, Inc. and Salomon Smith Barney, Inc. as defendants (01 Civ. 2261, 01 Civ. 2576, 01 Civ. 3590 and 01 Civ. 4956).  Shives et al. v. Bank of America Securities LLC et al., 01 Civ. 4956, also names other defendants and states claims unrelated to priceline.com.  The complaints allege, among other things, that we and the individual defendants violated the federal securities laws by issuing and selling priceline.com common stock in our March 1999 initial public offering without disclosing to investors that some of the underwriters in the offering, including the lead underwriters, had allegedly solicited and received excessive and undisclosed commissions from certain investors.  By Orders of Judge Mukasey and Judge Scheindlin dated August 8, 2001, these cases were consolidated for pre-trial purposes with hundreds of other cases, which contain allegations concerning the allocation of shares in the initial public offerings of companies other than priceline.com.  By Order of Judge Scheindlin dated August 14, 2001, the following cases were consolidated for all purposes:  01 Civ. 2261; 01 Civ. 2576; and 01 Civ. 3590.  On April 19, 2002, plaintiffs filed a Consolidated Amended Class Action Complaint in these cases.  This Consolidated Amended Class Action Complaint makes similar allegations to those described above but with respect to both our March 1999 initial public offering and our August 1999 second public offering of common stock.  The named defendants are priceline.com, Inc., Richard S. Braddock, Jay S. Walker, Paul E. Francis, Nancy B. Peretsman, Timothy G. Brier, Morgan Stanley Dean Witter & Co., Goldman Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith, Inc., Robertson Stephens, Inc. (as successor-in-interest to BancBoston), Credit Suisse First Boston Corp. (as successor-in-interest to Donaldson Lufkin & Jenrette Securities Corp.), Allen & Co., Inc. and Salomon Smith Barney, Inc.  Priceline, Richard Braddock, Jay Walker, Paul Francis, Nancy Peretsman, and Timothy Brier, together with other issuer defendants in the consolidated litigation, filed a joint motion to dismiss on July 15, 2002.  On November 18, 2002, the cases against the individual defendants were dismissed without prejudice and without costs.  In addition, counsel for plaintiffs and the individual defendants executed Reservation of Rights and Tolling Agreements, which toll the statutes of limitations on plaintiffs’ claims against those individuals.  On February 19, 2003, Judge Scheindlin issued an Opinion and Order granting in part and denying in part the issuer’s motion.  None of the claims against priceline.com were dismissed.  On June 26, 2003, counsel for the plaintiff class announced that they and counsel for the issuers had agreed to the form of a Memorandum of Understanding (the “Memorandum”) to settle claims against the issuers.  The terms of that Memorandum provide that class members will be guaranteed $1 billion in recoveries by the insurers of the issuers and that settling issuer defendants will assign to the class members certain claims that they may have against the underwriters.  Issuers also agree to limit their abilities to bring certain claims against the underwriters.  If recoveries in excess of $1 billion are obtained by the class from any non-settling defendants, the settling defendants’ monetary obligations to the class plaintiffs will be satisfied; any amount recovered from the underwriters that is less than $1 billion will be paid by the insurers on behalf of the issuers.  The Memorandum, which is subject to the approval of each issuer, was approved by a special committee of the priceline.com Board of Directors on Thursday, July 3, 2003.  Thereafter, counsel for the plaintiff class and counsel for the issuers agreed to the form of a Stipulation and Agreement of Settlement with Defendant Issuers and Individuals (“Settlement Agreement”).  The Settlement Agreement implements the Memorandum and contains the same material provisions.  On June 11, 2004, a special committee of the priceline.com Board of Directors authorized our counsel to execute the Settlement Agreement on our behalf.  The Settlement Agreement is subject to final approval by the Court and the process to obtain that approval is still pending.

Subsequent to our announcement on September 27, 2000, that revenues for the third quarter 2000 would not meet expectations, we were served with the following putative class action complaints:

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
Kwan v. priceline.com Inc., Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 3:00 CV 2069 (District of Connecticut).
Krim v. priceline.com Inc., Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 3:00 CV 2083 (District of Connecticut).
Karas v. priceline.com Inc., Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 3:00 CV 2232 (District of Connecticut).
Michols v. priceline.com Inc., Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 3:00 CV 2280 (District of Connecticut).

All of these cases have been assigned to Judge Dominic J. Squatrito.  On September 12, 2001, Judge Squatrito ordered that these cases be consolidated under the Master File No. 3:00cv1884 (DJS), and he designated lead plaintiffs and lead plaintiffs’ counsel.  On October 29, 2001, plaintiffs served a Consolidated Amended Complaint.  On February 5, 2002, Amerindo Investment Advisors, Inc., who was one of the lead plaintiffs in the consolidated action, made a motion for leave to withdraw as lead plaintiff.  The Court granted that motion on May 30, 2002.  On February 28, 2002, we filed a motion to dismiss the Consolidated Amended Complaint.  On October 7, 2004, the Court issued a Memorandum of Decision granting, in part, and denying, in part, our motion.  An initial scheduling order was entered by the Court on November 2, 2004 and the parties are now proceeding with discovery.  Plaintiffs filed a motion for class certification on January 7, 2005, and we have filed our opposition to that motion.  We intend to defend vigorously against this action.  We are unable to predict the outcome of these suits or reasonably estimate a range of possible loss, if any.

In addition, on November 1, 2000, we were served with a complaint that purported to be a shareholder derivative action against our Board of Directors and certain of our current and former executive officers, as well as priceline.com (as a nominal defendant).  The complaint alleged breach of fiduciary duty and waste of corporate assets.  The action is captioned Mark Zimmerman v. Richard Braddock, J. Walker, D. Schulman, P. Allaire, R. Bahna, P. Blackney, W. Ford, M. Loeb, N. Nicholas, N. Peretsman, and priceline.com Incorporated, 18473-NC (Court of Chancery of Delaware, County of New Castle, State of Delaware).  On February 6, 2001, all defendants moved to dismiss the complaint for failure to make a demand upon the Board of Directors and failure to state a cause of action upon which relief can be granted.  Pursuant to a stipulation by the parties, an amended complaint was filed on June 21, 2001.  Defendants renewed their motion to dismiss on August 20, 2001.  On December 20, 2002, the Court granted defendants’ motion without prejudice.  On April 25, 2003, a second amended complaint, adding H. Miller, was filed and a motion seeking leave of court to file the second amended complaint was filed on July 28, 2003.  That motion was fully briefed, and oral argument took place on May 9, 2005. Immediately following oral argument, the Court dismissed three of the four counts in the second amended complaint.  All of the counts against defendants Allaire, Bahna, Blackney, Ford, Loeb, Miller, Peretsman and Schulman have now been dismissed.  On September 8, 2005, the Court granted plaintiff leave to file the second amended complaint as to the one remaining count.  Defendants filed a motion requesting that the Court certify its September 8, 2005 order for interlocutory appeal to the Delaware Supreme Court, and the Court granted that motion on October 6, 2005.  On October 17, 2005, the Delaware Supreme Court accepted the interlocutory appeal.  The appeal was fully briefed, and oral argument took place on February 22, 2006.  Discovery in the case and the time in which Defendants are required to respond to the second amended complaint have been stayed pending the Delaware Supreme Court’s entry of mandate.   We intend to defend vigorously against this action.  We are unable to predict the outcome of the suit or reasonably estimate a range of possible loss, if any.

On November 7, 2003, we were served with a complaint that purported to be a shareholder derivative action against our Board of Directors and certain of our current and former executive officers, as well as priceline.com (as a nominal defendant).  The complaint alleged, among other things, breach of fiduciary duty, waste of corporate assets and misappropriation of corporate information.  The claims in the complaint appear to be substantially repetitive of the claims pending in the derivative action in Delaware which is described above.  The action is captioned Don Powell v. Richard S. Braddock, Jay S. Walker, Daniel H. Schulman, Paul A. Allaire, Ralph M. Bahna, Paul J. Blackney, William E. Ford, Marshall Loeb, N. J. Nicholas, Jr., Nancy B. Peretsman, and Heidi G. Miller and priceline.com Incorporated (Superior Court, Judicial District of Stamford/Norwalk, State of Connecticut).  On January 28, 2004, defendants Blackney, Nicholas, Peretsman and Loeb moved to dismiss the complaint for lack of personal jurisdiction.  On January 29, 2004, defendant Miller moved to dismiss the complaint for lack of personal jurisdiction and for insufficient service of process.  On February 27, 2004, defendants Braddock, Walker, Schulman, Allaire, Bahna, Blackney, Loeb, Nicholas, Peretsman, Miller and priceline.com moved to dismiss the complaint for lack of subject matter jurisdiction and defendants Braddock and Schulman also moved to dismiss the complaint for lack of personal jurisdiction and insufficient service of process.  At a hearing on May 3, 2004, the Court stated that it would not rule on the pending motions until the pending motions in the Delaware action described above are decided.  The Court conducted a subsequent status conference on January 10, 2005, at which it requested that the parties report back no later than March 15, 2005 on the status of the Delaware derivative suit.  On March 15, 2005, the parties informed the Court in writing that the oral argument in the Delaware case had been postponed until May 9, 2005, and that the parties would contact the Court with a status report after that hearing was held.  The Delaware Court dismissed three of the four counts in the second amended complaint in the Delaware derivative suit.  All of the counts against the defendants Allaire, Bahna, Blackney, Ford, Loeb, Miller, Peretsman and Schulman have now been dismissed.  The parties in the Connecticut action advised the Connecticut Court of the Delaware Court’s ruling by letter dated June 6, 2005.  The Delaware Court subsequently granted plaintiff leave to file the second amended complaint as to the one remaining count.  Defendants sought an interlocutory appeal of the Delaware Court’s order, and the Delaware Supreme Court accepted that appeal.  The parties in the Connecticut action advised the Connecticut Court of those developments by letter dated November 3, 2005.  We intend to defend vigorously against this action.  We are unable to predict the outcome of this suit or reasonably estimate a range of possible loss, if any.

Other Litigation

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote of stockholders of priceline.com during the fourth quarter of the year ended December 31, 2005.

PART II

Item 5.  Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock has been quoted on the Nasdaq National Market under the symbol “PCLN” since our initial public offering on March 29, 1999. Prior to such time, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sales prices per share of the common stock as reported on the Nasdaq National Market:

2005

First Quarter	$27.08	$20.51
Second Quarter	27.00	22.22
Third Quarter	25.29	18.57
Fourth Quarter	25.03	18.20

2004

First Quarter	$27.58	$18.00
Second Quarter	29.52	22.27
Third Quarter	26.95	17.42
Fourth Quarter	26.15	19.65

2003

First Quarter	$12.02	$6.78
Second Quarter	25.91	9.60
Third Quarter	39.81	21.32
Fourth Quarter	34.00	16.12

Holders

As of February 23, 2006, there were approximately 1,135 stockholders of record of priceline.com’s common stock, although we believe that there are a significantly larger number of beneficial owners.

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

Warrants

In March 2003, in connection with the renewal of a marketing agreement with Marriott International, Inc., we issued Marriott 833,333 warrants to purchase shares of our common stock at $9.84 per share.  The warrants, which were not transferable, were fully vested, non-forfeitable, and would have become exercisable no earlier than three years from the date of issuance (subject to certain limited exceptions in the event of a reorganization, recapitalization, merger or consolidation involving priceline.com).  In connection with the issuance of the warrants, we recorded a charge in the first quarter of 2003 of approximately $6.6 million, or $(0.17) of earnings per share.  In December 2005, we repurchased the warrants at their then current fair value of $12.2 million.  The repurchase price was paid in cash and upon repurchase all of the warrants were cancelled.

Delta Air Lines holds warrants to purchase our common stock at an exercise price of $17.81 per share (the “Delta Warrants”).  Delta may exercise the Delta Warrants only by surrendering shares of our Series B Redeemable Preferred Stock.  If, however, the closing sales price of our common stock has exceeded $53.44 (subject to adjustment) for 20 consecutive trading days, the Delta Warrants will automatically be exercised.  In such event, the exercise price will be paid by surrendering shares of Series B Redeemable Preferred Stock.  The Delta Warrants are exercisable at any time prior to February 6, 2007.  Please see Note 15 to our Consolidated Financial Statements for more information about the Delta Warrants. Delta also holds warrants to purchase 779,166 shares of our common stock at an exercise price of $28.31 per share.  These warrants became exercisable in November 2004.

Equity Compensation Plan Information

Information required by Part II, Item 5, relating to Equity Compensation Plan Information will be included in our Proxy Statement relating to our 2006 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2005.

In the fourth quarter of 2005, our Board of Directors authorized the repurchase of up to $50 million of our common stock from time to time in the open market or in privately negotiated transactions.  Under this program, we repurchased warrants for $12.2 million (see Note 16) in December 2005.

Item 6.  Selected Financial Data

SELECTED FINANCIAL DATA

The following selected consolidated financial data presented below are derived from the Consolidated Financial Statements and related Notes of the Company, and should be read in connection with those statements, some of which are included herein. The information set forth below is not necessarily indicative of future results and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  See also Notes 3 and 18 to the Company’s Consolidated Financial Statements. All share amounts have been adjusted to reflect the one-for-six reverse stock split implemented in June 2003.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share amounts)

Total revenues	$962,660	$914,372	$863,661	$1,003,606	$1,171,753
Total costs of revenues	694,797	716,217	717,716	845,240	978,847
Gross profit	267,863	198,155	145,945	158,366	192,906
Total operating expenses	231,979	167,733	137,927	181,690	206,793
Operating income (loss)	35,884	30,422	8,018	(23,324)	(13,887)
Total other income (expense)	(181)	1,405	1,567	3,009	6,033
Income tax benefit	156,277	193	—	—	—
Equity in income (loss) of investees and minority interests	749	(511)	2,331	1,131	551
Net income (loss)	192,729	31,509	11,916	(19,184)	(7,303)
Net income (loss) applicable to common stockholders	190,875	29,997	10,425	(21,528)	(15,866)
Net income (loss) applicable to common stockholders per basic common share	4.87	0.78	0.28	(0.57)	(0.46)
Net income (loss) applicable to common stockholders per diluted share	4.21	0.76	0.27	(0.57)	(0.46)
Total assets	754,028	542,082	337,784	211,162	262,190
Long-term obligations and redeemable preferred stock	313,942	268,562	139,063	14,185	28,183
Total liabilities	371,487	329,469	175,207	66,042	90,134
Total stockholders’ equity	369,071	199,143	149,107	131,650	146,711

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes to those statements, included elsewhere in this Form 10-K, and the Section entitled “Special Note Regarding Forward-Looking Statements” in this Form 10-K.  As discussed in more detail in the Section entitled “Special Note Regarding Forward-Looking Statements,” this discussion contains forward-looking statements which involve risks and uncertainties.  Our actual results may differ materially from the results discussed in the forward-looking statements.  Factors that might cause those differences include, but are not limited to, those discussed in “Risk Factors.”

Overview

General.  We are a leading online travel company that offers our customers a broad range of travel services, including airline tickets, hotel rooms, car rentals, vacation packages and cruises.  We offer our customers a unique choice: the ability to purchase travel services in a traditional, price-disclosed manner or the opportunity to use our unique Name Your Own Price® service, which allows our customers to make offers for travel services at discounted prices.  At present, we derive substantially all of our revenues from the following sources:

•                              Transaction revenues from our Name Your Own Price® airline ticket, hotel room and rental car services, as well as our vacation packages service;

•                              Commissions earned from the sale of price-disclosed hotel rooms, rental cars, cruises and other travel services;

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

•                              Transaction revenue from our price-disclosed hotel room service; and

•                              Other revenues derived primarily from selling advertising on our websites.

Trends.  The online sale of travel services has been one of the fastest growing sectors of the Internet since the late 1990s.  While the online market for travel services continues to experience significant annualized growth, we believe that the domestic market share of third-party distributors, like priceline.com, has declined over the recent past and that the growth of the domestic online market for travel services has slowed.  We believe the decline in market share is attributable, in part, to a concerted initiative by travel suppliers to direct customers to their own websites in an effort to reduce distribution expenses and establish more direct control over their pricing.  In addition, over the course of 2005, airlines and hotel chains have generally experienced year-over-year increases in load factors (a common metric that measures airplane customer usage) and occupancy rates (a common metric that measures hotel customer usage), respectively, which leaves them with less excess inventory to provide third party intermediaries like priceline.com.  Notwithstanding these trends, we continue to believe that the market for online travel services is an attractive market with continued opportunity for growth, in particular, in certain international markets.

Because we believe that an opportunity for growth exists in certain international markets, and since prior to the fourth quarter of 2004, substantially all of our revenue was generated in the U.S., we have taken steps to expand the markets we serve.  In September 2004, we acquired Active Hotels Ltd., a U.K. based online hotel service.  Active Hotels gives us a strong presence in the U.K.’s online hotel market.  Furthermore, in July 2005, we acquired Amsterdam-based Bookings B.V., one of Europe’s leading Internet hotel reservation services, with offices primarily in Amsterdam, Barcelona, Berlin, Loule, Paris, Rome and Pisa.  All of our European operations, including Active Hotels and Bookings, are majority-owned by us.  A minority interest in our European business is held by our managers responsible for that business.  We work with a range of chain-owned and independently owned hotels across Europe and in major cities around the world to provide hotel reservations on various websites in multiple languages.

Our European operations are an important contributor to our business and we expect that over the course of 2006, they will represent a growing percentage of our total gross bookings and net income.  In addition to the ongoing businesses of our European operations, which consist primarily of offering European hotel rooms to European customers, over the course of 2006, we intend to offer European customers access to our U.S. based travel services and to enhance the European travel services that we currently offer U.S. customers.

As our European operations become more meaningful contributors to our results, we have seen, and expect to continue to see, changes in certain of our operating expenses and other financial metrics.  For example, because our European operations utilize online affiliate marketing and Internet search engines, principally through the purchase of travel-related keywords, as principal means of generating traffic to their websites, our online advertising expense has increased significantly since our acquisition of those companies, a trend we expect to continue throughout 2006.  In addition, and as discussed in more detail below, since the acquisitions of Active Hotels and Bookings, we have seen the effects of seasonal fluctuation on our results change as a result of different revenue recognition policies that apply to our European hotel service (as well as our domestic retail hotel service) and the increased importance European hotel bookings to our results of operations.

Our overall financial prospects and, in particular, the financial prospects of our domestic business, have been and continue to be significantly dependent upon the sale of leisure airline tickets and, as a result, the health of our business has been directly related to the health of the airline industry.  Most domestic airlines, and many of our major suppliers, have experienced, and continue to experience, significant losses.  These losses have been compounded by competition from low-cost carriers and, more recently, by high fuel prices, which we believe increase the possibility of the additional bankruptcy and/or the liquidation of one or more of the major domestic airlines.  As a result of these and other factors, many of the major airlines have deeply discounted retail airline tickets to maintain market share, simplified fare structures by removing restrictions associated with certain airline tickets and, as discussed in more detail in “Other” below, put pressure on third-party intermediaries like us to reduce airline distribution costs.  These actions have had, and continue to have, a detrimental effect on our overall airline business and, in particular, our Name Your Own Price® airline ticket service, which historically represented a significant portion of our total airline ticket revenues.

As a result of the continued decline in sales of Name Your Own Price® airline tickets over the last several years, we have taken and expect to continue to take steps to diversify our revenue among “non-opaque” services, such as allowing our customers to purchase price-disclosed retail airline, hotel and rental car travel services, which we believe will help broaden our customer appeal.

We intend to continue to execute on our strategy of diversifying our service offerings and markets, through both continued internal development of services and, if appropriate, acquisitions.  As a result of the diversification described above, the growth rates for our “agency” businesses, which are generally comprised of our price-disclosed retail services, have, over the recent past, significantly exceeded the growth rates for our “merchant” businesses, which are comprised primarily of our slower-growing Name Your Own Price® services.

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

We believe that our success will depend in large part on our ability to maintain profitability, primarily from our leisure travel business, to continue to promote the priceline.com brand and, over time, to offer other travel services and further expand into international markets. Factors beyond our control, such as the outbreak of an epidemic or pandemic disease; natural disasters such as hurricanes, tsunamis or earthquakes; terrorist attacks, hostilities in the Middle East or elsewhere; or the liquidation of major domestic airlines now in bankruptcy, the bankruptcy of an additional carrier or the withdrawal from our system of a major airline (or the consolidation of our major airline suppliers) or hotel supplier, could adversely affect our business and results of operations and impair our ability to effectively implement all or some of the initiatives described above.  We intend to continue to invest in marketing and promotion, technology and personnel within parameters consistent with attempts to improve operating results.  We also intend to broaden the scope of our business, and to that end, we explore strategic alternatives from time to time in the form of, among other things, mergers and acquisitions.  Our goal is to improve volume and sustain gross margins in an effort to maintain profitability. The uncertain environment described above makes the prediction of future results of operations difficult, and accordingly, we cannot provide assurance that we will sustain revenue growth and profitability.

Seasonality

Prior to introducing a retail travel option to our customers, substantially all of our business was conducted under the Name Your Own Price® system and accordingly, because those services are non-refundable in nature, we recognize travel revenue at the time a booking was generated.  We recognize revenue generated from our retail hotel service, however, including our European operations, at the time that the customer checks out of the hotel.  As a result, we have seen and expect to continue to see, that a meaningful amount of retail hotel bookings generated earlier in the year, as customers plan and reserve their spring and summer vacations, will not be recognized until future quarters. From a cost perspective, however, we expense all of our advertising activities as they are incurred, which is typically in the quarter in which bookings are generated.  Therefore, as our retail hotel business continues to grow, we expect our quarterly results to become increasingly impacted by these seasonal factors.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Our significant accounting policies are more fully described in Note 2 to our Consolidated Financial Statements. Certain of our accounting policies are particularly important to our financial position and results of operations and require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. On an on-

going basis, we evaluate our estimates, including those related to the items described below. Those estimates are based on, among other things, historical experience, terms of existing contracts, our observance of trends in the travel industry and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions.  A summary of our significant accounting policies that involve significant estimates and judgments of management, including the following:

•                  Merchant Revenues and Merchant Cost of Revenues

Name Your Own Price® Services:  Merchant revenues and related cost of revenues are derived from transactions where we are the merchant of record and are responsible for, among other things, collecting receipts from our customers, remitting payments to our suppliers and establishing the price of the services we offer. We recognize such revenue and costs if and when we accept and fulfill the customer’s non-refundable offer. Merchant revenues and cost of merchant revenues include the selling price and cost, respectively, of the travel services and are reported on a gross basis.  Pursuant to the terms of our hotel service, our hotel suppliers are permitted to bill us for the underlying cost of the service during a specified period of time.  In the event that we are not billed by our hotel supplier within the specified time period, we reduce our cost of revenues by the unbilled amounts.

Merchant Price-Disclosed Hotel Service:  Merchant revenues for our merchant price-disclosed hotel service are derived from transactions where customers use our service to purchase hotel rooms from hotel suppliers at rates which are subject to contractual arrangements.  Charges are billed to customers at the time of booking and are included in Deferred Merchant Bookings until the customer completes his or her stay. Such amounts are generally refundable upon cancellation prior to stay, subject to cancellation penalties in certain cases. Merchant revenues and accounts payable to the hotel supplier are recognized at the conclusion of the customer’s stay at the hotel. We record the difference between the selling price and the cost of the hotel room as merchant revenue.

•                  Agency Revenues and Cost of Revenues.

Agency revenues are derived from travel related transactions where we are not the merchant of record and where the prices of the products sold are determined by third parties. Agency revenues include travel commissions, customer processing fees and Worldspan, L.P. reservation booking fees and are reported at the net amounts received, without any associated cost of revenue. Such revenues are recognized at the conclusion of the customer’s travel.  We provide an allowance for doubtful accounts based on past experience and the age of the commission receivable.

•                  Deferred Tax Valuation Allowance.  As required by SFAS No. 109, “Accounting for Income Taxes,” we periodically evaluate the likelihood of the realization of deferred tax assets, and reduce the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carryforward periods available to us for tax reporting purposes, and other relevant factors. Management concluded in the third quarter 2005, based upon its assessment of positive and negative evidence, that it is more likely than not that a portion of the deferred tax assets will be realized.  Accordingly, we recorded a non-cash tax benefit in the third quarter 2005 of $170.5 million, resulting from a reversal of a portion of our valuation allowance on our deferred tax assets.  We believe that it is more likely than not that our remaining deferred tax assets will not be realized and, accordingly, a valuation allowance against those assets remains.  The valuation allowance may need to be adjusted in the future if facts and circumstances change, causing a reassessment of the realization of its deferred tax assets.

•      Accounting for State and Local “Hotel Occupancy” Taxes. As discussed in Note 19 to our Consolidated Financial Statements, several jurisdictions have initiated lawsuits against us alleging, among other things, that sales or hotel occupancy tax is applicable to the differential between the price paid by a customer for our service and the cost of the underlying room. Historically, we have not collected taxes on this differential. Additional state and local jurisdictions could assert that we are subject to sales or hotel occupancy taxes on this differential and could seek to collect such taxes, either retroactively or prospectively, or both. To the extent that any tax authority succeeds in asserting that a tax collection responsibility applies to transactions conducted through the priceline.com service, we might have additional tax exposures.  We will continue to assess the risks of the potential financial impact of additional tax exposures, and to the extent appropriate, we will reserve for those estimated liabilities.

•                  Airline Debit Memos. Our airline suppliers periodically send us debit memos that make claims for additional amounts due to them related to the cost of airline tickets we sold on their behalf.  We process the debit memos received and, when appropriate, make payments to the airlines.  Based on our historical experience and our contractual arrangements with the airlines, we establish reserves for estimated losses resulting from these claims.

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

•                  Refunds. In limited circumstances, we make certain accommodations for customers or provide refunds to customers to satisfy disputes and complaints. Based on our historical experience and our contractual arrangements with our suppliers, we establish reserves for estimated losses resulting from these accommodations.

•                  Valuation of Goodwill.  We have recorded goodwill related to businesses we have acquired including Bookings, Active Hotels, Travelweb and priceline.com europe Ltd. Goodwill is reviewed at least annually for impairment using appropriate valuation techniques.  In the event that future circumstances indicate a need to change these assumptions or estimates, we could determine that some part or all of the goodwill is impaired requiring an impairment charge to be recorded.

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

•                  Equity Investments.   We have, among other investments, a 49% equity interest in pricelinemortgage.com and, accordingly, recognize our pro rata share of pricelinemortgage.com’s operating results, not to exceed an amount that we believe represents the investment’s estimated fair value.  The carrying value of the investment at December 31, 2005 was $10.7 million.  We periodically test this investment for impairment using a number of assumptions and estimates.  In the event that future circumstances indicate a need to change these assumptions or estimates, we could determine that some part or all of the carrying value of pricelinemortgage.com is impaired requiring an impairment charge to be recorded.

Results of Operations

Year Ended December 31, 2005 compared to Year Ended December 31, 2004

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

The number of airline tickets, hotel room nights and rental car days sold through our websites and the related gross bookings were as follows:

Year Ended	Airline Tickets	Hotel Room Nights	Rental Car Days	Gross Bookings

December 31, 2005	2.8 million	11.8 million	5.8 million	$2,227 million

December 31, 2004	2.8 million	7.8 million	5.1 million	$1,688 million

Airline tickets sold decreased by 0.6% for the twelve months ended December 31, 2005, over the same period in 2004.  The decrease in the number of airline tickets sold in the twelve months ended December 31, 2005, compared to the same period in 2004, was primarily attributable to a significant percentage decrease in the sale of Name Your Own Price® airline tickets, largely offset by an increase in the sale of retail airline tickets.

Hotel room nights sold increased by 51.3% for the twelve months ended December 31, 2005, over the same period in 2004.  The increase in the number of hotel room nights sold in the twelve months ended December 31, 2005, compared to the same period in 2004, was primarily due to the inclusion of hotel room nights sold through our European operations, which are substantially comprised of Active Hotels and Bookings, which were acquired in the third quarters of 2004 and 2005, respectively, and our merchant price-disclosed hotel service, which was integrated after our acquisition of Travelweb during the second quarter 2004.  This increase was partially offset by a decrease in the sale of Name Your Own Price® hotel room nights, in part due to the increased focus on our website of our merchant price-disclosed hotel service.

Rental car days sold increased by 13.7% for the twelve months ended December 31, 2005, over the same period in 2004 due to increases in sales of our opaque rental car service, increases in sales of our retail rental car service, which was launched in the fourth quarter of 2004, and the launch of new features, including options for one-way destination and off-airport car rentals.

Gross bookings increased by 32.0% for the twelve months ended December 31, 2005, compared to the same period in 2004.  The increase was driven primarily by an increase of 81.6% in “agency” bookings for the twelve months ended December 31, 2005, which was primarily attributable to (1) the inclusion of approximately $468 million of gross bookings from our European operations; (2) the increased sale of retail airline tickets; (3) the inclusion of agency gross bookings relating to our retail hotel service launched in March 2005; and (4) the increased sale of retail rental cars.  Merchant gross bookings increased by 1.1% for the twelve months ended December 31, 2005.  The increase was primarily due to an increase in merchant price-disclosed hotel bookings, mostly offset by a decrease in the sale of opaque airline tickets.

Revenues

We classify our revenue into three categories:

•                  Merchant revenues are derived from transactions where we are the merchant of record and are responsible for, among other things, collecting receipts from our customers, remitting payments to our suppliers and establishing the price of the services we offer.  Merchant revenues include (1) transaction revenues representing the selling price of Name Your Own Price® airline tickets, hotel rooms, rental cars and price-disclosed vacation packages; (2) transaction revenues representing the amount charged to a customer, less the amount charged by suppliers in connection with the hotel rooms provided through our merchant price-disclosed hotel service; (3) customer processing fees charged in connection with the sale of Name Your Own Price® airline tickets, hotel rooms and rental cars and merchant price-disclosed hotels; and (4) ancillary fees, including Worldspan, L.P. reservation booking fees related to certain of the aforementioned transactions.

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

We continue to experience a shift in the mix of our airline ticket business from a business historically focused exclusively on the sale of merchant (“opaque”) Name Your Own Price® travel services to a business that includes the sale of retail, price-disclosed travel services.  Because merchant Name Your Own Price® travel services are reported on a “gross” basis and retail travel services are primarily recorded on a “net” basis, revenue increases and decreases are impacted by changes in the mix of the sale of merchant and retail travel services and, consequently, gross profit has become an increasingly important measure of evaluating growth in our business.  Additionally, our European operations contributed approximately $70 million to our revenues for the twelve months ended December 31, 2005.  Revenues generated by our European operations are primarily recorded on a “net” basis.

	Year Ended December 31,		Change
	($000)
	2005	2004

Merchant Revenues	$859,404	$872,994	(1.6)%
Agency Revenues	99,051	38,601	156.6%
Other Revenues	4,205	2,777	51.4%
Total Revenues	$962,660	$914,372	5.3%

Merchant Revenues

Merchant revenue for the twelve months ended December 31, 2005 decreased by 1.6%, compared to the same period in 2004 due to a substantial percentage decrease in the sale of Name Your Own Price® airline tickets, which was partially offset by an increase in merchant price-disclosed hotel bookings.  We believe that the decrease in the number of Name Your Own Price® airline tickets sold continued to be due primarily to low retail airline ticket prices and the availability of retail tickets on our website.  In particular, we believe that lower retail pricing causes customers who might normally be willing to make the tradeoffs associated with our Name Your Own Price® airline service in exchange for savings off of higher retail rates, to purchase travel services at the lower retail rates, or from “low-cost” carriers, without having to make any trade-offs.

Agency Revenues

Agency revenues for the twelve months ended December 31, 2005 increased 157%, compared to the same period in 2004, primarily as a result of (1) the inclusion of approximately $67 million of agency revenue for the twelve months ended December 31, 2005, from our European operations; and (2) increased sales of retail airline tickets, hotels and rental cars, partially offset by a decrease in Worldspan, L.P. GDS fees.  Results from our European operations consist of a full year of operations from Active Hotels, which was acquired in September 2004, and approximately six months of operations from Bookings, which was acquired in July 2005.

Other Revenues

Other revenues during the twelve months ended December 31, 2005 consisted primarily of: (1) advertising revenues; and (2) fees for referring customers to pricelinemortgage.com for home financing services.  Other revenues for the twelve months ended December 31, 2005 increased compared to the same period in 2004, primarily as a result of higher online advertising revenue.

Cost of Revenues and Gross Profit

	Year Ended December 31,		Change
	($000)
	2005	2004

Cost of Merchant Revenues	$694,190	$714,822	(2.9)%
% of Merchant Revenues	80.8%	81.9%
Cost of Agency Revenues	607	1,395	(56.5)%
% of Agency Revenues	0.6%	3.6%
Cost of Other Revenues	—	—	—
% of Other Revenues	—	—
Total Cost of Revenues	$694,797	$716,217	(3.0)%
% of Revenues	72.2%	78.3%

Cost of Revenues

During the twelve months ended December 31, 2005, cost of revenues decreased by 3.0%, compared to the same period in 2004, due primarily to a shift in the mix of revenue from merchant services toward agency services that have higher gross margins.  Merchant Name Your Own Price® transactions, whose revenues are recorded “gross” with a corresponding cost of revenue, represented a smaller percentage of transactions as compared to retail transactions which are recorded “net” with no corresponding cost of revenues.

Cost of Merchant Revenues

For the twelve months ended December 31, 2005, cost of merchant revenues consisted primarily of: (1) the cost of opaque hotel rooms from our suppliers, net of applicable taxes, (2) the cost of opaque airline tickets from our suppliers, net of the federal air transportation tax, segment fees and passenger facility charges imposed in connection with the sale of airline tickets; (3) the cost of opaque rental cars from our suppliers, net of applicable taxes; and (4) non-cash acquisition-related amortization expenses associated with the acquisition of Travelweb.  Cost of merchant revenues for the twelve months ended December 31, 2005 decreased by 2.9%, compared to the same period in 2004, due primarily to a decrease in overall merchant revenues.  Merchant price-disclosed hotel revenues are recorded at their net amounts, which are amounts received less amounts paid to suppliers and therefore, there are no associated costs of merchant price-disclosed hotel revenues.

Cost of Agency Revenues

Agency revenues are recorded at their net amount, which are amounts received less amounts paid to suppliers, if any, and therefore, there are no costs of agency revenues.  For the twelve months ended December 31, 2005 and 2004, cost of agency revenues consisted exclusively of non-cash acquisition related amortization expenses associated with our recent acquisitions.

Cost of Other Revenues

For the twelve months ended December 31, 2005 and 2004, there were no costs of other revenues.

Gross Profit

Total gross profit for the twelve months ended December 31, 2005 increased by 35.2% compared to the same period in 2004, primarily as a result of increased revenue from (1) the inclusion of results from our European operations which consist of a full year of operations from Active Hotels which was acquired in September 2004, and approximately six months of operations from Bookings, which was acquired in July 2005; and (2) increased sales of retail travel services.  Total gross margin (gross profit expressed as a percentage of total revenue) increased during the twelve month period ended December 31, 2005, compared to the same period in 2004, because Name Your Own Price® transactions, whose revenues are recorded “gross” with a corresponding cost of revenue, represented a smaller percentage of transactions compared to agency and merchant price-disclosed transactions which are primarily recorded “net” with no corresponding cost of revenues.  Because Name Your Own Price® transactions are reported “gross” and retail transactions are primarily recorded on a “net” basis, we believe that gross profit has become an increasingly important measure of evaluating growth in our business.

	Year Ended December 31,		Change
	($000)
	2005	2004

Merchant Gross Profit	$165,214	$158,172	4.5%
Merchant Gross Margin	19.2%	18.1%
Agency Gross Profit	98,444	37,206	164.6%
Agency Gross Margin	99.4%	96.4%
Other Gross Profit	4,205	2,777	51.4%
Other Gross Margin	100.0%	100.0%
Total Gross Profit	$267,863	$198,155	35.2%
Total Gross Margin	27.8%	21.7%

Merchant Gross Profit

Merchant gross profit consists of merchant revenues less the cost of merchant revenues. For the twelve months ended December 31, 2005, merchant gross profit increased from the same period in 2004, primarily due to the inclusion of gross profit relating to our merchant price-disclosed hotel service and growth in our Name Your Own Price® rental car service, partially offset by a substantial decrease in the sale of Name Your Own Price® airline tickets.  Merchant gross margin increased primarily because Name Your Own Price® transactions, whose revenues are recorded “gross” with a corresponding cost of revenue, represented a smaller percentage of transactions in the twelve months ended December 31, 2005, when compared to merchant price-disclosed hotel transactions, which are recorded “net” with no corresponding cost of revenues.

Agency Gross Profit

Agency gross profit consists of agency revenues, which are recorded net of agency costs, if any.  For the twelve months ended December 31, 2005, agency gross profit increased over the same period in 2004, primarily due to the inclusion of the results of our European operations, and an increase in the sale of retail airline tickets, hotels and rental cars, partially offset by a decrease in Worldspan, L.P. GDS fees.

Other Gross Profit

During the twelve months ended December 31, 2005, other gross profit increased from the same period in 2004 primarily as a result of higher online advertising revenues.

Operating Expenses

Advertising

	Year Ended December 31,		Change
	($000)
	2005	2004
Offline Advertising	$30,957	$33,476	(7.5)%
% of Total Gross Profit	11.6%	16.9%
Online Advertising	$58,535	$27,480	113.0%
% of Total Gross Profit	21.9%	13.9%

Offline advertising expenses consist primarily of: (1) the expenses associated with television and radio advertising; and (2) agency fees, the cost for creative talent and production costs for television and radio commercials. For the twelve months ended December 31, 2005, offline advertising expenses were lower than in the same period in 2004, as we shifted more of our advertising budget to online.  Online advertising expenses primarily consist of the costs of (1) search engine keyword purchases; (2) affiliate programs; (3) banner and pop-up advertisements; and (4) e-mail advertisements.  For the twelve months ended December 31, 2005, online advertising expenses increased over the same period in 2004, primarily due to the inclusion of the online advertising expenses related to our European operations and our merchant price-disclosed hotel service, each of which relies primarily on online advertising to drive its business.

Sales and Marketing

	Year Ended December 31,		Change
	($000)
	2005	2004
Sales and Marketing	$34,295	$32,091	6.9%
% of Total Gross Profit	12.8%	16.2%

Sales and marketing expenses consist primarily of (1) credit card processing fees associated with merchant transactions; (2) fees paid to third-party service providers that operate our call centers; and (3) provisions for credit card charge-backs.  For the twelve months ended December 31, 2005, sales and marketing expenses, which are substantially variable in nature, increased over the same period in 2004, due to increased gross booking volumes and the inclusion of sales and marketing expenses associated with our European operations.

Personnel

	Year Ended December 31,		Change
	($000)
	2005	2004
Personnel	$49,659	$35,574	39.6%
% of Total Gross Profit	18.5%	18.0%

Personnel expenses consist of compensation to our personnel, including salaries, bonuses, taxes, employee health benefits and stock based compensation. For the twelve months ended December 31, 2005, personnel expenses increased over the same period in 2004, primarily due to the inclusion of personnel expenses associated with our European operations and an increase in stock-based compensation associated with restricted stock grants to employees and directors.  Stock based compensation expense was approximately $4.2 million for the twelve months ended December 31, 2005, and approximately $0.6 million for the twelve months ended December 31, 2004.

General and Administrative

	Year Ended December 31,		Change
	($000)
	2005	2004
General and Administrative	$20,881	$16,452	26.9%
% of Total Gross Profit	7.8%	8.3%

General and administrative expenses consist primarily of: (1) fees for outside professionals; (2) business insurance; (3) occupancy expenses; and (4) litigation related expenses. General and administrative expenses increased during the twelve months ended December 31, 2005 over the same period during 2004, due to the inclusion of our European operations and additional fees for outside professionals and expenses related to pending litigation.

Information Technology

	Year Ended December 31,		Change
	($000)
	2005	2004
Information Technology	$10,622	$9,171	15.8%
% of Total Gross Profit	4.0%	4.6%

Information technology expenses consist primarily of: (1) system maintenance and software license fees; (2) data communications and other expenses associated with operating our Internet sites; and (3) payments to outside contractors. For the twelve months ended December 31, 2005, information technology expenses increased from the same period in 2004 primarily due to the inclusion of information technology expenses associated with our European operations.

Depreciation and Amortization

	Year Ended December 31,		Change
	($000)
	2005	2004
Depreciation and Amortization	$25,366	$13,501	87.9%
% of Total Gross Profit	9.5%	6.8%

Depreciation and amortization expenses consist of:  (1) amortization of intangible assets with determinable lives; (2) amortization of internally developed and purchased software, (3) depreciation of computer equipment; and (4) depreciation of leasehold improvements, office equipment and furniture and fixtures.  For the twelve months ended December 31, 2005, depreciation and amortization expense increased from the same period in 2004, primarily as a result of the inclusion of non-cash acquisition related amortization expenses associated with our European operations.

Restructuring Charge (Reversal)

	Year Ended December 31,		Change
	($000)
	2005	2004
Restructuring Charge (Reversal)	$1,664	$(12)	NM

In 2005, we recorded a net restructuring charge of $1.7 million, comprised of a $2.0 million charge based upon a re-evaluation of the estimated costs related to leased property originally vacated in 2000, partly offset by a $0.3 million reversal based upon a re-evaluation of estimated costs to complete certain European restructuring activities.

Interest

	Year Ended December 31,		Change
	($000)
	2005	2004
Interest Income	$5,550	$5,112	8.6%
Interest Expense	(5,075)	(3,722)	36.4%
Total	$475	$1,390	(65.8)%

For the twelve months ended December 31, 2005, interest income on cash and marketable securities increased over the same period in 2004, primarily due to higher prevailing interest rates.  Interest expense increased for the twelve months ended December 31, 2005 over the same period in 2004 because our 2.25% Convertible Senior Notes issued in June 2004 were outstanding for the entire twelve month period in 2005.

Taxes

For the twelve months ended December 31, 2005, we recorded an income tax benefit of approximately $156 million.  This principally resulted from a non-cash tax benefit recorded in the third quarter of 2005 of $171 million, relating to the reversal of a portion of our valuation allowance on our deferred tax assets. The non-cash tax benefit was recorded pursuant to the provisions of Statement of Financial Accounting Standards No. 109, that require a company to release a portion of its deferred tax asset valuation allowance when it becomes more likely than not that it will realize all or some portion of its deferred tax assets. Due to our significant net operating loss carryforwards, we do not expect to pay cash taxes on our U.S. federal taxable income for the foreseeable future.  As a result of the reversal, we recorded a mostly non-cash $12.5 million provision for U.S. income tax expense in our Consolidated Financial Statements in 2005, and will continue to record a non-cash provision for U.S. income tax expense in future periods.  This non-cash U.S. income tax provision will materially negatively impact net income and earnings per share in subsequent periods as compared to prior periods.  We expect to make cash tax payments for U.S. alternative minimum taxes and for certain international taxes.

Equity in Income (Loss) of Investees and Minority Interests

	Year Ended December 31,		Change
	($000)
	2005	2004
Equity in Income (Loss) of Investees and Minority Interests	$749	$(511)	246.6%

Equity in income of investees and minority interests for the twelve months ended December 31, 2005 and 2004, represented (1) our pro rata share of pricelinemortgage.com’s net results, (2) minority interests associated with the 8.5% ownership of priceline.com International that is held by certain managers of that business and (3) until May 2004, our pro rata share of Travelweb’s net results.  The increase in equity in income of investees and minority interests versus the prior year was primarily due to increases in equity in income of investees related to (1) our equity in the increase in pricelinemortgage.com’s net income in both periods and (2) the exclusion of our equity in the net loss of Travelweb subsequent to our acquisition of Travelweb in May 2004.  This increase was partially offset by the inclusion of the aforementioned minority interests in priceline.com International.

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

The number of airline tickets, hotel room nights and rental car days sold were as follows:

Year Ended	Airline Tickets	Hotel Room Nights	Rental Car Days	Gross Bookings

December 31, 2004	2.8 million	7.8 million	5.1 million	$1,688 million

December 31, 2003	1.8 million	5.7 million	3.7 million	$1,111 million

Airline tickets sold increased by 55.6% for the twelve months ended December 31, 2004, as compared to the same period in 2003.  The increase was driven entirely by the introduction of retail choice to our airline service.  The growth in each period was partially offset by large annualized percentage decreases in sales of opaque airline tickets sold in each period.  See “Managements Discussion and Analysis of Financial Condition and Results of Operations – Overview – Trends” above.

Hotel room nights sold increased by 36.8% for the twelve months ended December 31, 2004, as compared to the same period in 2003.  The increase was driven by (1) the continued success of our opaque hotel service, which benefited from continued direct advertising support and (2) the inclusion of hotel room nights sold by Travelweb and Active Hotels during the respective periods in 2004, subsequent to their acquisitions.

Rental car days sold increased by 37.8% for the twelve months ended December 31, 2004, as compared to the same period in 2003, due to increases in sales of our opaque rental car service through priceline.com and our retail rental car service through priceline.com, Rentalcars.com and Breezenet.com.

Gross Bookings increased by 51.9% for the twelve months ended December 31, 2004, as compared to the same period in 2003.  The increase was driven primarily by a 336.4% increase in agency bookings in 2004 as a result of (1) the introduction of retail choice to our airline service and (2) the inclusion of approximately $54 million of bookings from Active Hotels in our 2004 results.  Gross bookings also increased as a result of an 8.1% increase in merchant bookings in 2004, as a result of (1) the continued success of our opaque hotel, rental car and vacation package services which offset significant annualized declines in bookings of our opaque airline ticket service; and (2) the inclusion of approximately $75 million of bookings from Travelweb in our 2004 results.

Revenues

We continue to experience a shift in our airline ticket business mix from a historically merchant opaque model to include a growing number of retail, price-disclosed tickets. Because merchant tickets are reported gross and retail tickets are recorded on a net basis, airline ticket revenue increases and decreases are impacted by changes in merchant and retail sales mix and gross profit has become an important measure of evaluating growth in our business.  Additionally, our acquisitions of Travelweb and Active Hotels during the second and third quarters, respectively, contributed approximately $23.6 million to our revenues in 2004.

	Year Ended December 31,		Change
	($000)
	2004	2003

Merchant Revenues	$872,994	$852,454	2.4%
Agency Revenues	38,601	7,554	411.0%
Other Revenues	2,777	3,653	(24.0)%
Total Revenues	$914,372	$863,661	5.9%

Merchant Revenues

The $20.5 million increase in merchant revenue for the twelve months ended December 31, 2004 compared to the same period in 2003 was primarily attributable to continued growth in Name Your Own Price® hotels and our vacation package service, and the inclusion of approximately $15.5 million of revenues from Travelweb in 2004, subsequent to our acquisition of Travelweb, partially offset by (1) a substantial decrease in the sale of Name Your Own Price® airline tickets, and (2) decreased travel caused by the adverse weather in the Southeastern U.S. during the third quarter of 2004.  We believe that the decrease in the number of Name Your Own Price® airline tickets sold – and the corresponding effect that decrease had on our overall merchant revenues during the twelve months ended December 31, 2004 – continued to be due primarily to low retail airline ticket prices and the availability of retail tickets on our website.  In particular, we believe that lower retail pricing causes customers who might normally be willing to make the trade-offs associated with our Name Your Own Price® airline service in exchange for savings off of higher retail rates, to purchase travel services at the lower retail rates, or from “low-cost” carriers without having to make any trade-offs.

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

Other revenues for the twelve months ended December 31, 2004 decreased compared to the same period in 2003, primarily as a result of lower financial services fees and reduced online advertising revenue.

Cost of Revenues and Gross Profit

	Year Ended December 31,		Change
	($000)
	2004	2003
Cost of Merchant Revenues	$714,822	$717,716	(0.4)%
% of Merchant Revenues	81.9%	84.2%
Cost of Agency Revenues	1,395	—
% of Agency Revenues	3.6%	—	—
Cost of Other Revenues	—	—
% of Other Revenues	—	—	—
Total Cost of Revenues	$716,217	$717,716	(0.2)%
% of Revenues	78.3%	83.1%

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

	Year Ended December 31,		Change
	($000)
	2004	2003

Merchant Gross Profit	$158,172	$134,738	17.4%
Merchant Gross Margin	18.1%	15.8%
Agency Gross Profit	37,206	7,554	392.5%
Agency Gross Margin	96.4%	100.0%
Other Gross Profit	2,777	3,653	(24.0)%
Other Gross Margin	100.0%	100.0%
Total Gross Profit	$198,155	$145,945	35.8%
Total Gross Margin	21.7%	16.9%

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

Other Gross Profit

During the twelve months ended December 31, 2004, other gross profit decreased from the same period in 2003, primarily as a result of lower pricelinemortgage.com referral fees and reduced online advertising revenues.

Operating Expenses

Advertising

	Year Ended December 31,		Change
	($000)
	2004	2003
Offline Advertising	$33,476	$25,125	33.2%
% of Total Gross Profit	16.9%	17.2%
Online Advertising	$27,480	$17,123	60.5%
% of Total Gross Profit	13.9%	11.7%

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

Sales and Marketing

	Year Ended December 31,		Change
	($000)
	2004	2003
Sales and Marketing	$32,091	$33,441	(4.0)%
% of Total Gross Profit	16.2%	22.9%

Sales and marketing expenses consist primarily of (1) credit card processing fees associated with merchant transactions; (2) fees paid to third-party service providers that operate our call centers; (3) provisions for credit card charge-backs; and (4) warrant costs for the twelve months ended December 31, 2003.  The warrant charge related to the issuance of warrants to purchase priceline.com common stock to Marriott International, Inc. during the first quarter of 2003.  There was no similar charge during 2004.  For the twelve months ended December 31, 2004, sales and marketing expenses decreased over the same period in 2003 due to the one-time nature of the charge associated with the issuance of the warrant in 2003.  Excluding the effect of the warrant charge of $6.6 million in 2003, sales and marketing expense for the twelve months ended December 31, 2004, were almost entirely variable in nature and therefore increased over the same period in 2003, primarily due to increased gross booking volumes as well as the inclusion of sales and marketing expenses associated with Travelweb and Active Hotels.

Personnel

	Year Ended December 31,		Change
	($000)
	2004	2003
Personnel	$35,574	$29,962	18.7%
% of Total Gross Profit	18.0%	20.5%

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

General and Administrative

	Year Ended December 31,		Change
	($000)
	2004	2003
General and Administrative	$16,452	$12,031	36.7%
% of Total Gross Profit	8.3%	8.2%

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

Information Technology

	Year Ended December 31,		Change
	($000)
	2004	2003
Information Technology	$9,171	$8,898	3.1%
% of Total Gross Profit	4.6%	6.1%

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

Depreciation and Amortization

	Year Ended December 31,		Change
	($000)
	2004	2003
Depreciation and Amortization	$13,501	$11,533	17.1%
% of Total Gross Profit	6.8%	7.9%

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

We estimate, based on current information available, the remaining net cash outflows associated with our restructuring related commitments will be paid in 2005.  These restructuring accruals are recorded in “Accrued expenses” and “Other long-term liabilities” on our Consolidated Balance Sheets.  See Note 5 to our Consolidated Financial Statements.

Interest

	Year Ended December 31,		Change
	($000)
	2004	2003
Interest Income	$5,112	$2,474	106.6%
Interest Expense	(3,722)	(907)	310.4%
Total	$1,390	$1,567	(11.3)%

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

Equity in Income (Loss) of Investees and Minority Interests

	Year Ended December 31,		Change
	($000)
	2004	2003
Equity in Income (Loss) of Investees and Minority Interests	$(511)	$2,331	(121.9)%

Equity in loss of investees, net for the twelve months ended December 31, 2004, represented our pro rata share of the net loss of Travelweb, prior to our acquisition of a majority of its equity in May and December 2004, and our pro rata share of pricelinemortgage.com’s net income.  The decrease in equity in income of investees was primarily due to (1) increases in interest rates which caused a slowdown in the refinancing activity by pricelinemortgage.com’s customers that pricelinemortgage.com benefited from throughout 2003, and (2) the settlement by pricelinemortgage.com, in the fourth quarter of 2004, of a patent infringement lawsuit and associated legal fees that negatively impact their 2004 operating results.

Taxes

For the twelve months ended December 31, 2004, we recorded an income tax benefit of $193,000.  The benefit relates to a net foreign tax benefit related to the operations of Active Hotels in the U.K., partially offset by federal alternative minimum taxes related to income earned in the United States.  See Note 18 to our Consolidated Financial Statements.

Liquidity and Capital Resources

As of December 31, 2005, we had $175.4 million in cash, cash equivalents, short-term investments and restricted cash. Approximately $22.3 million is restricted cash on deposit collateralizing letters of credit issued in favor of certain suppliers and landlords. Also included in restricted cash are amounts held by our credit card processor. We generally invest excess cash to make such funds readily available for operating purposes.  Cash equivalents and short-term investments are primarily comprised of highly liquid, high quality, investment grade debt instruments.

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

Net cash provided by operating activities for the year ended December 31, 2005 was $62.6 million, resulting from net income of $192.7 million, less non-cash items of $124.2 million, and $5.9 million of changes in working capital.  The changes in working capital for the year ended December 31, 2005, were primarily related to an $8.3 million increase in accounts receivable offset by a $1.7 million increase in accounts payable, accrued expenses and other liabilities.  The increase in accounts receivable was primarily due to an increase in revenues and timing of collections.  Non-cash items were primarily associated with the deferred income tax benefit, depreciation and amortization of intangible assets, primarily those acquired in our acquisitions of Travelweb, Active Hotels and Bookings.  The deferred income tax benefit resulted primarily from the $171 million non-cash reversal of a portion of our deferred tax valuation allowance.  Net cash provided by operating activities for the year ended December 31, 2004, was $42.0 million, resulting from net income of $31.5 million, non-cash items not affecting December 31, 2004 cash flows of $17.7 million, partially offset by $7.2 million of changes in working capital.  The changes in working capital for the year ended December 31, 2004 were primarily related to a $2.2 million increase in accounts receivable and a $4.4 million decrease in accounts payable and accrued expenses.  The increase in accounts receivable was primarily due to an increase in revenues attributable to increased hotel, vacation package and rental car transactions. The decrease in accounts payable was related to seasonal decreases in deferred merchant bookings and accounts payable balances.  Non-cash items were primarily associated with the depreciation and amortization of property and equipment and intangible assets, primarily those acquired in our acquisitions of Travelweb and Active Hotels.

Net cash used in investing activities was approximately $94.5 million for the year ended December 31, 2005, and approximately $143.4 million for the year ended December 31, 2004.  During the year ended December 31, 2005, we invested $135.2 million, net of cash acquired, in acquisitions, the substantial majority of which related to Bookings.  During the year ended December 31, 2004, we invested $164.7 million, net of cash acquired, the substantial majority of which related to the acquisition of Active Hotels.  Net redemptions of short-term investments of $50.5 million and $28.2 million in 2005 and 2004, respectively, partially offset the use of funds for financing activities.  In both years, net cash used in investing activities was also affected by purchases of property and equipment.  During the year ended December 31, 2005, this amount was higher than previous periods due to increased spending on capitalized development activities, especially those related to the launch of our retail hotel service, purchases of computer hardware and the inclusion of capital spending by our newly acquired subsidiaries.

Net cash provided by financing activities was approximately $13.2 and $107.2 million for the years ended December 31, 2005 and 2004, respectively.  The cash provided by financing activities during the year ended December 31, 2005, was primarily the proceeds from the sale of our minority interest in subsidiary of $18.7 million and the exercise of employee stock options of $6.7 million, partially offset by $12.2 million used to repurchase warrants held by Marriott International, Inc.  A majority of the proceeds for the year ended December 31, 2004 was provided by the issuance of $100 million of convertible senior notes and proceeds from the exercise of employee stock options of $6.8 million.

The following table represents the Company’s material contractual obligations and commitments as of December 31, 2005 (see Note 19 to the Consolidated Financial Statements):

		Payments due by Period (in thousands)
	Total	Less than One Year	Two to Three Years	Four to Five Years	After Five Years

Operating lease obligations	$19,214	$3,521	$6,791	$6,727	$2,175

Convertible debt(1)	237,045	3,500	131,295	102,250	—

Series B mandatorily redeemable preferred stock (2)	13,470	—	13,470	—	—

Minority interest(3)	23,659	7,886	15,773	—	—

Total	$293,388	$14,907	$167,329	$108,977	$2,175

(1)          Assumes redemption of $125 million aggregate principal amount of 1% Senior Convertible Notes in August 2008 and $100 million aggregate principal amount of 2.25% Senior Convertible Notes in January 2010.  Assumes no conversion of the Notes into common stock.  The holders of the 1% and 2.25% notes may require us to repurchase the notes on August 1, 2008, and January 15, 2010, respectively.  Also includes interest payable on the Notes.

(2)          Assumes no additional exercise of warrants and/or redemption of Redeemable Preferred stock during February 2007.

(3)          Assumes holders of minority interests put their shares to us at the earliest possible date at the current carrying value (see Note 19 for terms of put provisions).

Priceline.com leases office space in buildings in Norwalk, Connecticut; Cambridge England (Active Hotels); and Amsterdam, Netherlands (Bookings).  These leases are accounted for as operating leases.  The operating lease obligations represent the minimum payments for our operating leases. See Note 19 to our Consolidated Financial Statements.

We used a portion of the net proceeds from the issuance of the 1% Notes and the 2.25% Notes in the acquisitions of Travelweb and Active Hotels in 2004, and in the acquisition of Bookings in 2005.  The remaining proceeds are available for general corporate purposes, strategic uses and working capital requirements.

Excluded from the table above are other long-term liabilities and letters of credit of approximately $10.7 million that were issued in favor of certain suppliers and landlords. The letters of credit expire between March 2006 and March 2007 and are generally subject to automatic renewal upon expiration of the letter of credit.  Also excluded are employment agreements with certain members of senior management that provide for cash severance payments of approximately $10.3 million (which does not include the estimated value of such benefits as continuation of medical or dental benefits or the impact of excise tax gross-up).

Our Series B Preferred Stock has a liquidation preference of $1,000 per share plus an amount equal to any dividends accrued or accumulated but not paid, and is subject to mandatory redemption on February 6, 2007.  In the event that we consummate certain business combination transactions, our Series B Preferred Stock may be redeemed at our option or at the option of the holder at the liquidation preference per outstanding share, plus accrued but unpaid dividends and dividends that would have accrued through February 6, 2007.  There were 13,470 shares of our Series B Preferred Stock outstanding at December 31, 2005.  See Note 15 to our Consolidated Financial Statements for more information regarding the rights and preferences of our Series B Preferred Stock.

We believe that our existing cash balances and liquid resources will be sufficient to fund our operating activities, capital expenditures and other obligations through at least the next twelve months. There are no assurances that we will generate sufficient cash flow from operations in the future or that future borrowings or equity contributions will be available in amounts sufficient to make anticipated capital expenditures, repay and debt or preferred stock or finance our business strategies.

New Accounting Pronouncements

As more fully discussed in Note 2 to our Consolidated Financial Statements, we were required to adopt SFAS 123(R) as of January 1, 2006.  SFAS 123(R) will have a significant impact on our Consolidated Statement of Operations as we will be required to expense the fair value of our stock option grants rather than disclose the pro forma impact on our consolidated operations within our footnotes.  Upon adoption of SFAS 123(R), the impact of unvested stock options outstanding as of December 31, 2005 is estimated to increase personnel expense by approximately $6.0 million in 2006, $2.5 million in 2007 and $0.5 million in 2008.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

We manage our exposure to interest rate risk and foreign currency risk through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments. We use an interest rate swap agreement to manage interest risk and forward contracts to manage foreign currency risk.

The objective of our policies is to mitigate potential income statement, cash flow and fair value exposures resulting from possible future adverse fluctuations in rates. We evaluate our exposure to market risk by assessing the anticipated near-term and long-term fluctuations in interest rates and foreign exchange rates. This evaluation includes the review of leading market indicators, discussions with financial analysts and investment bankers regarding current and future economic conditions and the review of market projections as to expected future rates. We utilize this information to determine our own investment strategies as well as to determine if the use of derivative financial instruments is appropriate to mitigate any potential future market exposure that we may face. Our policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposures. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives.

We did not experience any material changes in interest rate exposures during the year ended December 31, 2005.  Based upon economic conditions and leading market indicators at December 31, 2005, we do not foresee a significant adverse change in interest rates in the near future.

As of December 31, 2005, the carrying value of our debt is approximately $223.6 million.  We estimate that the fair market value of such debt was approximately $197 million as of December 31, 2005.

As of December 31, 2005, we held an interest rate swap agreement on $45 million notional value of our fixed rate debt.  The fair value cost to terminate this swap as of December 31, 2005 was approximately $1.5 million.  A 10% adverse fluctuation in the 3-month LIBOR rate as of December 31, 2005, would increase the cost to terminate the interest rate swap by approximately $460,000.  Any increase or decrease in the fair value of the Company’s interest rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability, or cash flow.

As a result of our acquisitions of our European operations, we are conducting a significant and growing portion of our business outside the United States but report our results in U.S. dollars.  As a result, we face exposure to adverse movements in currency exchange rates.  The results of operations of our European operations are exposed to foreign exchange rate fluctuations as the financial results of our European operations are translated from local currency into U.S. dollars upon consolidation.  If the U.S. dollar weakens against the local currency, the translation of these foreign-currency-denominated balances will result in increased net assets, net revenues, operating expenses, and net income or loss.  Similarly, our net assets, net revenues, operating expenses, and net income or loss will decrease if the U.S. dollar strengthens against local currency. Additionally, foreign exchange rate fluctuations may adversely impact our results of operations as exchange rate fluctuations on transactions denominated in currencies other than the U.S. dollar result in gains and losses that are reflected in our Consolidated Statement of Operations.  Our European operations are subject to risks typical of international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility.

In 2005, we entered into foreign exchange forward contracts to minimize the impact of short-term foreign currency fluctuations on our consolidated operating results.  As of December 31, 2005, there were no foreign exchange forward contracts outstanding.  We may enter into additional forward contracts or other economic hedges in the future.

Additionally, fixed rate investments are subject to unrealized gains and losses due to interest rate volatility.  To the extent that changes in interest rates and currency exchange rates affect general economic conditions, priceline.com would also be affected by such changes.

Item 8.  Consolidated Financial Statements and Supplementary Data

The following Consolidated Financial Statements of the Company and the report of our independent registered public accounting firm are filed as part of this Annual Report on Form 10-K (See Item 15).

Consolidated Balance Sheets as of December 31, 2005 and December 31, 2004; Consolidated Statements of Operations, Changes in Stockholders’ Equity and Cash Flows for the years ended December 31, 2005, December 31, 2004 and December 31, 2003; Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm.

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

Based on our evaluation, our management concluded that our internal controls over financial reporting were effective as of December 31, 2005.  We excluded from our assessment the internal controls over financial reporting at Bookings B.V., which was acquired on July 14, 2005 and whose financial statements reflect total assets and revenues constituting approximately 3% and 3%, respectively, of the related Consolidated Financial Statement amounts as of and for the year ended December 31, 2005.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls.  No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended December 31, 2005 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

In July 2005, we acquired Bookings, and as a result of this acquisition, we have undertaken a review of Bookings’ internal controls and intend to make changes, if necessary, that we believe to be appropriate to those internal controls as we integrate the business with ours.  As we further integrate Bookings’ business, we will continue to review their internal controls and may take further steps to ensure that their internal controls are effective and integrated appropriately.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information regarding the Company’s directors and executive officers, compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, and compliance with the Company’s code of ethics, required by Part III, Item 10, will be included in our Proxy Statement relating to our 2006 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2005.

Item 11. Executive Compensation

Information required by Part III, Item 11, will be included in our Proxy Statement relating to our 2006 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Part III, Item 12, will be included in our Proxy Statement relating to our 2006 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2005.

Item 13. Certain Relationships and Related Transactions

Information regarding certain of our relationships and related transactions will be included in our Proxy Statement relating to our 2006 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2005.

Item 14. Principal Accounting Fees and Services

Information required by Part III, Item 14, will be included in or Proxy Statement relating to our 2006 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2005.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)                                  List of Documents Filed as a Part of this Annual Report on Form 10-K:

The following Consolidated Financial Statements of the Company and the report of our independent registered public accounting firm are filed as part of this Annual Report on Form 10-K.

Consolidated Balance Sheets as of December 31, 2005 and December 31, 2004; and the related Consolidated Statements of Operations, Changes in Stockholders’ Equity and Cash Flows for the years ended December 31, 2005, December 31, 2004, and December 31, 2003; Notes to Consolidated Financial Statements; and Report of Independent Registered Public Accounting Firm.

(b)                                 Exhibits

The exhibits listed below are filed as a part of this Annual Report on Form 10-K.

Exhibit Number	Description

2.1(x)	Share Sale and Purchase Agreement, dated July 14, 2005 by and between the Registrant, ACME Limited and Blue Sky Investments B.V.
3.1(a)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(b)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant
3.3(a)	By-Laws of the Registrant.
4.1	Reference is hereby made to Exhibits 3.1, 3.2 and 3.3.
4.2(a)	Specimen Certificate for Registrant’s Common Stock.
4.3(a)	Amended and Restated Registration Rights Agreement, dated as of December 8, 1998, among the Registrant and certain stockholders of the Registrant.
4.4(b)	Registration Rights Agreement, dated as of August 1, 2003, among the Registrant and the initial purchasers named therein.
4.5(b)	Indenture, dated as of August 1, 2003, between the Registrant and American Stock Transfer & Trust Company, as Trustee (including the form of note contained therein).
4.6(b)	Supplemental Indenture, dated as of October 22, 2003, between the Registrant and American Stock Transfer & Trust Company, as Trustee.
4.7(d)	Second Supplemental Indenture, dated as of December 13, 2004, between the Registrant and American Stock Transfer & Trust Company, as Trustee.
4.8(c)	Registration Rights Agreement, dated as of June 28, 2004, among priceline.com Incorporated and the initial purchasers named therein.
4.9(c)	Indenture, dated as of June 28, 2004, between the Registrant and American Stock Transfer & Trust Company, as Trustee (including the form of note contained therein).
4.10(d)	First Supplemental Indenture, dated as of December 13, 2004, between the Registrant and American Stock Transfer & Trust Company, as Trustee.
4.11(b)	Certificate of Designation, Preferences and Rights of Series A Convertible Redeemable PIK Preferred Stock of the Registrant.
4.12(b)	Certificate of Designation, Preferences and Rights of Series B Redeemable Preferred Stock of the Registrant.
10.1(a)+	1997 Omnibus Plan of the Registrant.
10.2(e)+	1999 Omnibus Plan of the Registrant, as amended.
10.3(f)+	Priceline.com 2000 Employee Stock Option Plan.
10.4(e)+	Form of Stock Option Grant Agreement.
10.5(e)+	Form of Restricted Stock Agreement for restricted stock grants to Board of Directors.
10.6(g)+	Form of Base Restricted Stock Agreement (U.S.).
10.7(g)+	Form of Base Restricted Stock Agreement (U.K.).
10.8(g)+	Form of Restricted Stock Agreement with covenants (U.S.).
10.9(g)+	Employment Agreement, dated February 7, 2005, by and between Jeffery H. Boyd and the Registrant.

10.10(g)+	Restricted Stock Agreement, dated February 1, 2005, between Jeffery H. Boyd and the Registrant.
10.12(f)+	Employment Agreement, dated November 20, 2000, between the Registrant and Robert Mylod.
10.13(j)+	Amendment to Employment Agreement, dated June 15, 2001, by and between the Registrant and Robert Mylod.
10.14(h)+	Stock Option and Restricted Stock Agreement, dated November 20, 2000, by and between the Registrant and Robert Mylod.
10.15(g)+	Restricted Stock Agreement, dated February 1, 2005, between Robert J. Mylod, Jr. and the Registrant.
10.16(h)+	Employment Agreement, dated December 20, 2000, by and between the Registrant and Ronald Rose.
10.17(k)+	Employment Agreement, dated February 8, 2006, by and between the Registrant and Peter J. Millones.
10.18(i)+	Employment Letter Agreement, dated January 2, 2002, by and between the Registrant and Brett Keller.
10.19(g)+	Employment Agreement, dated February 7, 2005, by and between the Registrant and Chris Soder.
10.20(a)*	General Agreement, dated August 31, 1998, by and among the Registrant, Priceline Travel, Inc. and Delta Air Lines, Inc.
10.21(a)*	Airline Participation Agreement, dated August 31, 1998, by and among the Registrant, Priceline Travel, Inc. and Delta Air Lines, Inc.
10.22(a)*	Amendment to the Airline Participation Agreement and the General Agreement, dated December 31, 1998, between and among the Registrant, Priceline Travel, Inc. and Delta Air Lines, Inc.
10.23(l)	Letter Agreement, dated July 16, 1999, between the Registrant and Delta Air Lines, Inc.
10.24(m)	Master Agreement, dated November 17, 1999, between the Registrant and Delta Air Lines, Inc.
10.25(m)	Amendment to the Airline Participation Agreement and the General Agreement, dated November 17, 1999, by and among the Registrant, Priceline Travel, Inc. and Delta Air Lines, Inc.
10.26(n)	Stockholder Agreement, dated February 6, 2001, between the Registrant and Delta Air Lines, Inc.
10.27(n)	Warrant Agreement, dated February 6, 2001, by and between the Registrant and Delta Air Lines, Inc.
10.28(o)*	Formation and Funding Agreement, dated as of March 17, 2000, by and between the Registrant and Alliance Partners, L.P.
10.29(p)	Stock Purchase Agreement, dated as of February 15, 2001, among the Registrant, Prime Pro Group Limited and Forthcoming Era Limited.
10.30(p)	Registration Rights Agreement, dated as of February 15, 2001, among the Registrant, Prime Pro Group Limited and Forthcoming Era Limited.
10.31(q)	Stockholders’ Agreement by and among the Registrant, Prime Pro Group Limited, Forthcoming Era Limited, Potton Resources Limited and Ultimate Pioneer Limited, dated as of June 5, 2001.
10.32(i)	Subscriber Entity Agreement, dated October 1, 2001, by and between Worldspan, L.P. and the Registrant.
10.33(i)	Amendment to the Worldspan, L.P. Subscriber Agreement, dated October 1, 2001, by and between Worldspan, L.P. and the Registrant.
10.34(r)*	Second Amendment to the Worldspan Subscriber Entity Agreement, dated April 1, 2003, by and between the Registrant and Worldspan, L.P.
10.35(s)	Warrant Agreement, dated March 17, 2003, by and between the Registrant and Marriott International, Inc.
10.36(t)	Restructuring Agreement, dated as of October 3, 2003, between Hutchison-Priceline Limited, Trio Happiness Limited and PCLN Asia, Inc.
10.37(t)	Amended and Restated Securityholders’ Agreement, dated as of October 3, 2003, among Hutchison-Priceline Limited, PCLN Asia, Inc. and Trio Happiness Limited.
10.38(t)	Master Agreement, dated as of November 20, 2003, between Credit Suisse First Boston International and the Registrant.
10.39(t)	Schedule to the Master Agreement, dated as of November 20, 2003 between Credit Suisse First Boston International and the Registrant.
10.40(t)	Letter Agreement, dated November 26, 2003, between Credit Suisse First Boston International and pricleine.com Incorporated.
10.41(t)

Securities Purchase Agreement dated as of May 3, 2004, between Lowestfare.com Incorporated, Hilton Electronic Distribution Systems, LLC, HT-HDS, Inc., MI Distribution, LLC, Starwood Resventure LLC, Pegasus Business Intelligence, LP and Travelweb LLC.

10.42(v)	Sale and Purchase Agreement dated September 21, 2004 by and among Priceline.com Holdco U.K. Limited and the security holders of Active Hotels Limited listed therein.
10.43(s)	Form of priceline.com Incorporated 1999 Omnibus Plan Restricted Stock Agreement for Non-Employee Directors.
10.44(y)+	Stock Option Grant Agreement with Ralph M. Bahna.
10.45(y)+	Indemnification Agreement, dated June 2, 2005, by and between the Registrant and Marshall Loeb.
10.46(z)+	Employment Agreement, dated September 21, 2004, by and between Andrew J. Phillipps and Active Hotels Limited.
10.47(z)+	Subscription Letter for Purchased Ordinary Shares of Active Hotels Limited, dated September 21, 2005, with Andrew J. Phillipps.
10.48(z)+	Subscription Letter for Granted Ordinary Shares of Active Hotels Limited, dated September 21, 2004, with Andrew J. Phillipps.
10.49(z)+

Terms and Conditions of Participation in the priceline.com International Limited Management Incentive Plan, dated July 14, 2005, by and between Andrew J. Phillipps and priceline.com International Limited.

10.50(aa)	Articles of Association of priceline.com Incorporated Limited, as amended.
10.51(bb)+	Letter agreement, dated October 19, 2005 by and between the Registrant and Daniel J. Finnegan.
10.52(bb)+	Restricted Stock Grant Agreement, dated October 19, 2005, reflecting grant of restricted stock to Daniel J. Finnegan.
10.53(bb)+	Part-Time Employment and Transition Agreement, dated October 20, 2005, by and between the Registrant and Thomas P. D’Angelo.
10.54(cc)+	Employment Agreement, dated July 14, 2005 between Bookings Europe B.V. and Stef Norden.
10.55(cc)+	Form of Registrant’s 1999 Omnibus Plan Award Agreement – Restricted Stock Units for Employees in the Netherlands.
10.56(dd)	Warrant Repurchase Agreement, dated December 5, 2005, by and between the Registrant and Marriott International, Inc.

12.1	Calculation of ratio of earnings to fixed charges.
14(t)	Priceline.com Incorporated Code of Business Conduct and Ethics.
21	List of Subsidiaries.
23.1	Consent of Deloitte & Touche LLP.
24.1	Power of Attorney (included in the Signature Page).
31.1	Certificate of Jeffery H. Boyd, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Robert J. Mylod, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(w)	Certification of Jeffery H. Boyd, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
32.2(w)	Certification of Robert J. Mylod, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

(a)	Previously filed as an exhibit to the Form S-1 (Registration No. 333-69657) filed in connection with priceline.com’s initial public offering.

(b)

Previously filed as an exhibit to the Form S-3 (Registration Statement No. 333-190029) filed in connection with priceline.com’s registration of 1.00% Convertible Senior Notes due 2010 and Shares of Common Stock Issuable Upon Conversion of the Notes.

(c)	Previously filed as an exhibit to the Form 10-Q for the quarterly period ended September 30, 2003.

(d)	Previously filed as an exhibit to the Form 8-K filed on December 13, 2004.

(e)	Previously filed as an exhibit to the Form S-8 (Registration No. 333-122414) filed on January 31, 2005.

(f)	Previously filed as an exhibit to the Form S-8 (Registration No. 333-55578) filed on February 14, 2001.

(g)	Previously filed as an exhibit to the Form 8-K filed on February 7, 2005.

(h)	Previously filed as an exhibit to the Form 10-K for the year ended December 31, 2000.

(i)	Previously filed as an exhibit to the Form 10-K/A for the year ended December 31, 2001.

(j)	Previously filed as an exhibit to the Form 10-Q for the quarterly period ended June 30, 2001.

(k)	Previously filed as an exhibit to the Form 8-K filed on February 8, 2006.

(l)	Previously filed as an exhibit to the Form S-1 (Registration No. 333-83513) filed in connection with priceline.com’s secondary public offering.

(m)	Previously filed as an exhibit to the Form 10-K for the year ended December 31, 1999.

(n)	Previously filed as an exhibit to the Form 8-K filed on February 8, 2001.

(o)	Previously filed as an exhibit to the Form 10-Q for the quarterly period ended March 31, 2000.

(p)	Previously filed as an exhibit to the Form 8-K filed on February 20, 2001.

(q)	Previously filed as an exhibit to the Form 8-K filed on June 6, 2001.

(r)	Previously filed as an exhibit to the Form 10-Q/A for the quarterly period ended June 30, 2003.

(s)	Previously filed as an exhibit to the Form 10-Q for the quarterly period ended March 31, 2003.

(t)	Previously filed as an exhibit to the Form 10-K for the year ended December 31, 2003.

(u)	Previously filed as an exhibit to the Form 8-K filed on July 7, 2004.

(v)	Previously filed as an exhibit to the Form 8-K filed on September 23, 2004.

(w)	This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.

(x)	Previously filed as an exhibit to the Form 8-K filed on July 20, 2005.

(y)	Previously filed as an exhibit to the Form 8-K filed on June 3, 2005.

(z)	Previously filed as an exhibit to the Form 8-K filed on July 25, 2005.

(aa)	Previously filed as an exhibit to the Form 8-K filed on September 29, 2005.

(bb)	Previously filed as an exhibit to the Form 8-K filed on October 21, 2005.

(cc)	Previously filed as an exhibit to the Form 8-K filed on November 8, 2005.

(dd)	Previously filed as an exhibit to the Form 8-K filed on December 6, 2005.

*	Certain portions of this document have been omitted pursuant to a confidential treatment request.

+	Indicates a management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRICELINE.COM INCORPORATED

By:	/s/ Jeffery H. Boyd
	Name:	Jeffery H. Boyd
	Title:	Chief Executive Officer
	Date:	March 7, 2006

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

Signature	Title	Date

/s/ Ralph M. Bahna	Chairman	March 7, 2006
Ralph M. Bahna	and Director

/s/ Jeffery H. Boyd	President, Chief Executive Officer and	March 7, 2006
Jeffery H. Boyd	Director (Principal Executive Officer)

/s/ Daniel J. Finnegan	Chief Accounting Officer and Controller	March 7, 2006
Daniel J. Finnegan	(Principal Accounting Officer)

/s/ Robert J. Mylod Jr.	Chief Financial Officer	March 7, 2006
Robert J. Mylod Jr.	(Principal Financial Officer)

Signature	Title	Date

/s/ Howard W. Barker, Jr.	Director	March 7, 2006
Howard W. Barker, Jr.

/s/ Jeffrey E. Epstein	Director	March 7, 2006
Jeffrey E. Epstein

/s/ James M. Guyette	Director	March 7, 2006
James M. Guyette

/s/ Dominic Lai	Director	March 7, 2006
Dominic Lai

/s/ Nancy B. Peretsman	Director	March 7, 2006
Nancy B. Peretsman

/s/ Craig W. Rydin	Director	March 7, 2006
Craig W. Rydin

/s/ Ian F. Wade	Director	March 7, 2006
Ian F. Wade

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

priceline.com, Incorporated

Norwalk, CT

We have audited the accompanying Consolidated Balance Sheets of priceline.com, Incorporated and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related Consolidated Statements of Operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005.  We also have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting set forth in Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at Bookings B.V. which was acquired on July 14, 2005 and whose financial statements reflect total assets and revenues constituting approximately 3% and 3%, respectively, of the related Consolidated Financial Statement amounts as of and for the year ended December 31, 2005.  Accordingly, our audit did not include the internal control over financial reporting at Bookings B.V.  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Stamford, Connecticut
March 1, 2006

priceline.com Incorporated

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$80,341	$101,270
Restricted cash	22,308	23,572
Short-term investments	72,745	122,812
Accounts receivable, net of allowance for doubtful accounts of $1,377 and $1,390, respectively	30,043	18,314
Prepaid expenses and other current assets	18,245	6,578
Total current assets	223,682	272,546

Property and equipment, net	18,271	15,827
Intangible assets, net	149,675	98,908
Goodwill	198,417	138,859
Deferred taxes	146,553	—
Other assets	17,430	15,942
Total assets	$754,028	$542,082

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$37,851	$40,612
Accrued expenses	19,872	23,649
Deferred merchant bookings	3,619	5,641
Other current liabilities	9,673	4,475
Total current liabilities	71,015	74,377
Deferred taxes	42,375	25,668
Other long-term liabilities	10,889	692
Minority interest	23,659	4,314
Long-term debt	223,549	224,418
Total liabilities	371,487	329,469
Commitments and Contingencies (see Note 19)
Series B mandatorily redeemable preferred stock, $0.01 par value; 80,000 authorized shares; $1,000 liquidation value per share; 80,000 shares issued, 13,470 and 13,470 shares outstanding, respectively	13,470	13,470
Stockholders’ equity:
Common stock, $0.008 par value, authorized 1,000,000,000 shares, 42,195,004 and 41,356,576 shares issued, respectively	323	317
Treasury stock, 2,496,326 shares	(350,628)	(350,628)
Additional paid-in capital	2,069,165	2,064,224
Deferred compensation	(6,810)	(1,264)
Accumulated deficit	(1,334,572)	(1,525,447)
Accumulated other comprehensive income (loss)	(8,407)	11,941
Total stockholders’ equity	369,071	199,143
Total liabilities and stockholders’ equity	$754,028	$542,082

See Notes to Consolidated Financial Statements

priceline.com Incorporated

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
Merchant revenues	$859,404	$872,994	$852,454
Agency revenues	99,051	38,601	7,554
Other revenues	4,205	2,777	3,653
Total revenues	962,660	914,372	863,661
Cost of merchant revenues	694,190	714,822	717,716
Cost of agency revenues	607	1,395	—
Cost of other revenues	—	—	—
Total costs of revenues	694,797	716,217	717,716
Gross profit	267,863	198,155	145,945
Operating expenses:
Advertising – Offline	30,957	33,476	25,125
Advertising – Online	58,535	27,480	17,123
Sales and marketing, including warrant costs of $6,638 during 2003	34,295	32,091	33,441
Personnel, including stock based compensation of $4,169, $638 and $282, respectively	49,659	35,574	29,962
General and administrative, including option payroll taxes of $111, $357, and $256, respectively	20,881	16,452	12,031
Information technology	10,622	9,171	8,898
Depreciation and amortization	25,366	13,501	11,533
Restructuring charge/(reversal)	1,664	(12)	(186)
Total operating expenses	231,979	167,733	137,927
Operating income	35,884	30,422	8,018
Other income (expense):
Interest income	5,550	5,112	2,474
Interest expense	(5,075)	(3,722)	(907)
Other	(656)	15	—
Total other income (expense)	(181)	1,405	1,567
Earnings before income taxes and equity in income of investees and minority interests	35,703	31,827	9,585
Income tax benefit (see Note 18)	156,277	193	—
Equity in income (loss) of investees and minority interests	749	(511)	2,331
Net income	192,729	31,509	11,916
Preferred stock dividend	(1,854)	(1,512)	(1,491)
Net income applicable to common stockholders	$190,875	$29,997	$10,425
Net income applicable to common stockholders per basic common share	$4.87	$0.78	$0.28
Weighted average number of basic common shares outstanding	39,161	38,304	37,804
Net income applicable to common stockholders per diluted common share	$4.21	$0.76	$0.27
Weighted average number of diluted common shares outstanding	46,436	42,327	39,009

See Notes to Consolidated Financial Statements

priceline.com Incorporated

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 and 2003

(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock		Deferred
	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Compensation	Total

Balance, January 1, 2003	39,258	$1,884	$2,033,944	$(1,565,869)	$101	(1,806)	$(338,410)	$—	$131,650
Net income applicable to common stockholders	—	—	—	10,425	—	—	—	—	10,425
Unrealized gain on marketable securities	—	—	—	—	253	—	—	—	253
Currency translation adjustment	—	—	—	—	320	—	—	—	320
Comprehensive income	—	—	—	—	—	—	—	—	10,998
Reclassification of common stock par value due to reverse stock split	—	(1,585)	1,585	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	(690)	(12,218)	—	(12,218)
Issuance of warrants to purchase common stock	—	—	6,638	—	—	—	—	—	6,638
Issuance of restricted stock under deferred compensation plans	83	1	1,689	—	—	—	—	(1,690)	—
Amortization of deferred compensation	—	—	—	—	—	—	—	282	282
Issuance of preferred stock dividend	80	1	1,490	—	—	—	—	—	1,491
Exercise of stock options	682	5	10,261	—	—	—	—	—	10,266
Balance, December 31, 2003	40,103	306	2,055,607	(1,555,444)	674	(2,496)	(350,628)	(1,408)	149,107
Net income applicable to common stockholders	—	—	—	29,997	—	—	—	—	29,997
Unrealized loss on marketable securities	—	—	—	—	(766)	—	—	—	(766)
Currency translation adjustment	—	—	—	—	12,033	—	—	—	12,033
Comprehensive income	—	—	—	—	—	—	—	—	41,264
Issuance of restricted stock under deferred compensation plans	12	1	325	—	—	—	—	(326)	—
Amortization of deferred compensation	—	—	—	—	—	—	—	470	470
Issuance of preferred stock dividend	80	1	1,511	—	—	—	—	—	1,512
Exercise of stock options	1,162	9	6,781	—	—	—	—	—	6,790
Balance, December 31, 2004	41,357	317	2,064,224	(1,525,447)	11,941	(2,496)	(350,628)	(1,264)	199,143
Net income applicable to common stockholders	—	—	—	190,875	—	—	—	—	190,875
Unrealized gain on marketable securities	—	—	—	—	412	—	—	—	412
Currency translation adjustment	—	—	—	—	(20,760)	—	—	—	(20,760)
Comprehensive income	—	—	—	—	—	—	—	—	170,527
Issuance of restricted stock under deferred compensation plans, net of forfeitures	288	2	8,583	—	—	—	—	(8,585)	—
Amortization of deferred compensation	—	—	—	—	—	—	—	3,039	3,039
Issuance of preferred stock dividend	80	1	1,853	—	—	—	—	—	1,854
Exercise of stock options	470	3	6,655	—	—	—	—	—	6,658
Repurchase of warrant	—	—	(12,150)	—	—	—	—	—	(12,150)
Balance, December 31, 2005	42,195	$323	$2,069,165	$(1,334,572)	$(8,407)	(2,496)	$(350,628)	$(6,810)	$369,071

See Notes to Consolidated Financial Statements

priceline.com Incorporated

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2005	2004	2003
OPERATING ACTIVITIES:
Net income	$192,729	$31,509	$11,916
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,668	9,123	11,080
Amortization	18,634	5,266	453
Provision for uncollectible accounts, net	2,331	2,209	2,103
Deferred income taxes	(160,618)	(1,258)	—
Compensation expense arising from restricted stock awards	4,169	638	282
Amortization of debt issuance costs	1,476	1,167	338
Equity in (income) loss of investees and minority interests	(749)	511	(2,331)
Restructuring charge (reversal)	1,664	(12)	(186)
Net (gain) loss on disposal of property and equipment	188	(6)	—
Warrant costs	—	—	6,638
Changes in assets and liabilities:
Accounts receivable	(8,339)	(2,243)	751
Prepaid expenses and other current assets	808	(227)	1,570
Accounts payable and accrued expenses	(3,498)	(4,405)	(13,786)
Other	5,179	(254)	1,205
Net cash provided by operating activities	62,642	42,018	20,033
INVESTING ACTIVITIES:
Purchase of short-term investments	(87,011)	(244,078)	(229,098)
Redemption of short-term investments	137,490	272,237	141,769
Acquisitions and other equity investments, net of cash acquired	(135,160)	(164,723)	(14,544)
Additions to property and equipment	(11,030)	(6,944)	(6,582)
Proceeds from sales of fixed assets	—	7	—
Change in restricted cash	1,226	97	(4,237)
Net cash used in investing activities	(94,485)	(143,404)	(112,692)
FINANCING ACTIVITIES:
Proceeds from issuance of convertible senior notes	—	100,000	125,000
Debt issuance costs	—	(3,349)	(4,259)
Proceeds from exercise of stock options	6,658	6,790	10,308
Proceeds from sale of minority interest in subsidiary	18,708	3,798	—
Repurchase of warrant and common stock	(12,150)	—	(12,218)
Net cash provided by financing activities	13,216	107,239	118,831
Effect of exchange rate changes on cash and cash equivalents	(2,302)	1,685	378
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(20,929)	7,538	26,550
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	101,270	93,732	67,182
CASH AND CASH EQUIVALENTS, END OF PERIOD	$80,341	$101,270	$93,732
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$2,479	$230	$—
Cash paid during the period for interest	$3,683	$2,572	$114

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                       BUSINESS DESCRIPTION

Priceline.com Incorporated (“priceline.com,” or the “Company”) is a leading online travel company that offers its customers a broad range of travel services, including the opportunity to purchase airline tickets, hotel rooms, car rentals, vacation packages and cruises.  The Company’s unique Name Your Own Price® system – which allows its customers to make offers for travel services at prices they set – enables its customers to use the Internet to save money while enabling sellers, which include many of the major domestic airline, hotel and rental car companies, to generate incremental revenue.  The Company also offers its customers the ability to purchase travel services in a more traditional, price-disclosed manner.

2.                                       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiary, Travelweb LLC (“Travelweb”), and its 91.5%-owned subsidiary, priceline.com International Ltd. (“priceline.com International”), which wholly owns priceline.com Europe Holdings N. V. (“priceline.com Europe Holdings”), Active Hotels Ltd. (“Active Hotels”) and Bookings B.V. (“Bookings”).  All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in affiliates in which the Company does not have control, but has the ability to exercise significant influence, are accounted for by the equity method.

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

Fair Value of Financial Instruments - The Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable-net, accounts payable, accrued expenses and deferred merchant bookings, are carried at cost which approximates their fair value because of the short-term nature of these financial instruments.  As of December 31, 2005, the fair value of the Company’s outstanding 1.0% Convertible Senior Notes was $107.2 million and the fair value of the Company’s outstanding 2.25% Convertible Senior Notes was $89.8 million.  The Company uses derivative financial instruments, including interest rate hedges, to manage market risks.  The Company entered into an interest rate hedge agreement in relation to $45 million of the outstanding borrowings of the 1.0% Convertible Senior Notes with a term of approximately 5 years.  See Note 13, “Convertible Debt.”

Cash and Cash Equivalents - The Company invests excess cash primarily in money market accounts, certificates of deposits, and short-term commercial paper. All highly liquid instruments with an original maturity of three months or less are considered cash equivalents.

Short-Term Investments – At December 31, 2005 and 2004, the Company had short-term investments of $72.7 million and $122.8 million, respectively.  The short-term investments primarily consist of commercial paper, corporate notes and U.S. Government Agency Securities.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company has classified these short-term investments as available-for-sale.  These securities are carried at estimated fair market value with the aggregate unrealized gains and losses related to these investments, net of taxes, reflected as a part of accumulated other comprehensive income within stockholders’ equity.

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

Restricted Cash - Restricted cash collateralizes letters of credit issued in favor of certain suppliers and landlords and are generally subject to automatic renewal upon expiration. Also included in restricted cash are amounts held by the Company’s credit card processing company and the counterparty to the interest rate hedge agreement in connection with the Company’s 1% Convertible Senior Notes.

Property and Equipment - Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of property and equipment is computed on a straight-line basis, over the estimated useful lives of the assets or, when applicable, the life of the lease, whichever is shorter.

Goodwill– The Company accounts for acquired businesses using the purchase method of accounting which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price, including related transaction costs, over the estimated fair values of the net assets acquired is recorded as goodwill.  The Company’s Consolidated Financial Statements and results of operations reflect an acquired business starting at the date of the acquisition.

Goodwill is reviewed at least annually for impairment, or earlier if there is indication of impairment, in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 142 also requires the Company to compare the fair value of the acquired business to its carrying amount on an annual basis to determine if there is potential goodwill impairment. If the fair value of the acquired business is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill is less than its carrying value. Fair values for acquired businesses are determined based on discounted cash flows, market multiples or appraised values.

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

Merchant Price-Disclosed Hotel Service:  Merchant revenues for the Company’s merchant price-disclosed hotel service are derived from transactions where its customers purchase hotel rooms from hotel suppliers at disclosed rates which are subject to contractual arrangements.  Charges are billed to customers at the time of booking and are included in Deferred Merchant Bookings until the customer completes his or her stay. Such amounts are generally refundable upon cancellation prior to stay, subject to cancellation penalties in certain cases. Merchant revenues and accounts payable to the hotel supplier are recognized at the conclusion of the customer’s stay at the hotel. The Company records the difference between the selling price and the cost of the hotel room as merchant revenue.

Agency Revenues and Cost of Agency Revenues

Agency revenues are derived from travel related transactions where the Company is not the merchant of record and where the prices of the products sold are determined by third parties. Agency revenues include travel commissions, customer processing fees and Worldspan reservation booking fees and are reported at the net amounts received, without any associated cost of revenue. Such revenues are recognized by the Company when the customer completes their travel.

Advertising-Offline - Advertising-offline expenses are comprised primarily of costs of television, radio and newspaper advertising, agency fees, creative talent and production cost for television and radio commercials.  The Company expenses the production costs of advertising the first time the advertising takes place.

Advertising-Online - Advertising-online expenses consist primarily of keyword searches, affiliate programs, banners, pop-ups, and email advertisements and are recognized as the advertisements take place.

Sales and Marketing - Sales and marketing expenses are comprised primarily of credit card processing fees, fees paid to third-party service providers that operate the Company’s call centers, provisions for credit card charge-backs and provisions for uncollectible commissions, all of which are expensed as incurred.

Personnel - Personnel expenses consist of compensation to the Company’s personnel, including salaries, bonuses, payroll taxes, employee health insurance and stock based compensation.  Included in accrued expenses were accrued compensation expenses of $5.6 million and $5.8 million at December 31, 2005 and 2004, respectively.

Information Technology – Information technology expenses are comprised primarily of system maintenance and software license fees, data communications and other expenses associated with operating the Company’s Internet sites and payments to outside contractors. Such costs are expensed as incurred.

Equity-Based Compensation – Currently, the Company accounts for stock awards and stock option grants using the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations.  Generally, no compensation expense is recognized for stock option grants to employees if the exercise price is at or above the fair market value of the underlying stock on the date of grant.  Compensation expense relating to other stock awards is recognized over the period during which the employee renders service to the Company necessary to earn the award.

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

Foreign Currency Translation – The functional currency of the Company’s foreign subsidiaries is the local currency. Assets and liabilities are translated into U.S. dollars at the rate of exchange existing at the balance sheet date.  Income statement amounts are translated at the average monthly exchange rates.  Translation gains and losses are included as a component of accumulated other comprehensive income in the accompanying Consolidated Balance Sheets.  Transaction gains and losses are included in the Consolidated Statement of Operations and were immaterial for all periods presented.  From time to time, the Company enters into forward contracts with counterparties pursuant to which future foreign exchange rates for expected future earnings are fixed.  Realized and unrealized gains and losses resulting from the forward contracts are recognized in the period in which they occur.  As of December 31, 2005, there were no open forward contracts.

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

Recent Accounting Pronouncements – In December 2004, the FASB issued FASB Statement No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment”, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 and requires that such transactions be accounted for using a fair value-based method.  SFAS 123(R) covers a wide range of share-based compensation arrangements including stock options and restricted share plans. The Company will be required to adopt SFAS 123(R) as of January 1, 2006.

The Company expects to adopt SFAS 123(R) using the “modified prospective” method in which compensation cost is recognized beginning with the effective date based on (a) the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) the requirements of Statement 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.  Upon adoption of SFAS 123(R), the impact of unvested stock options granted as of December 31, 2005 is estimated to increase personnel expense by approximately $6.0 million in 2006, $2.5 million in 2007 and $0.5 million in 2008.

3.                                       BUSINESS ACQUISITIONS

Bookings B.V. – On July 14, 2005, the Company, through priceline.com International, acquired 100% of the total issued share capital of Bookings, an Amsterdam-based provider of online services for the booking of European hotel reservations.  The total consideration for all of the Bookings shares was approximately $135 million, including direct acquisition costs and certain post-closing adjustments.  Substantially all of the consideration for the Bookings shares was paid in available cash.

The acquisition has been accounted for as a purchase business combination. The Company’s Consolidated Financial Statements include Bookings since the acquisition in July 2005. Under the purchase method of accounting, the assets acquired and liabilities assumed from Bookings have been recorded at the date of acquisition, at their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill.

Assets acquired totaled approximately $88 million and consisted principally of accounts receivable and intangible assets. Liabilities assumed totaled approximately $29 million and consisted principally of accounts payable, accrued expenses and deferred taxes. Goodwill resulting from this transaction amounted to approximately $76 million based upon the currency exchange rate as of the acquisition date.

The estimated fair value and useful lives of the most significant acquired identifiable intangible assets (based upon the currency exchange rate as of the acquisition date) is as follows:

	($ in thousands)	Useful lives
Supplier/distributor relationships	$59,100	13 years
Trade names	6,300	5 years
Internally developed software	9,100	3 years
Customer list	4,100	2 years
	$78,600

As part of the transaction, six key managers of Bookings purchased securities in the form of Series C ordinary shares of priceline.com International, representing approximately 6% of the share capital of priceline.com International, for total consideration of approximately $18.7 million.  In addition, the key managers of Bookings were granted restricted stock units that are payable in Series C ordinary shares of priceline.com International with an aggregate fair market value of approximately $1 million.

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

	Year Ended December 31,
(in thousands, except per common share amounts – UNAUDITED)	2005	2004

Proforma revenues	$981,057	$930,553

Proforma net income applicable to common stockholders	$188,876	$24,068
Proforma per share amounts:
Net income applicable to common stockholders per basic common share	$4.82	$0.63
Net income applicable to common stockholders per diluted common share	$4.17	$0.62

4.             STOCK BASED COMPENSATION

The following table summarizes relevant information as to reported results under the Company’s APB 25 method of accounting for stock options with supplemental information as if the fair value recognition provisions of SFAS No. 123 had been applied (in thousands, except per share amounts):

	For the Year Ended December 31,
	2005	2004	2003
Net income applicable to common stockholders, as reported	$190,875	$29,997	$10,425

Add: Stock-based compensation, as reported, net of taxes	2,639	638	282

Deduct: Total stock-based compensation determined under the SFAS 123 fair value based method for all stock based compensation, net of taxes	(6,763)	(10,303)	(28,533)

Adjusted net income (loss), SFAS 123 fair value method for all stock based compensation	$186,751	$20,332	$(17,826)

Net income applicable to common stockholders per basic common share, as reported	$4.87	$0.78	$0.28

Net income applicable to common stockholders per diluted common share, as reported	$4.21	$0.76	$0.27

Basic income (loss) per share SFAS 123 adjusted	$4.77	$0.53	$(0.47)

Diluted income (loss) per share SFAS 123 adjusted	$4.13	$0.53	$(0.47)

Compensation cost measured for stock options granted to employees is amortized using a straight-lined basis over the vesting period, which is typically three years.  The fair value of stock options granted was determined on the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

	2005	2004	2003
Risk-free interest rate	4.4%	3.2%	2.2%

Expected lives	3 years	3 years	3 years

Volatility	63%	82%	94%

During 2005, the Company issued approximately 316,000 shares of restricted common stock to certain of its employees and its Board of Directors. The restricted stock has vesting periods of 12 months to 49 months.  During 2005, the Company also issued approximately 74,000 restricted stock units to certain employees.  The restricted stock units have a vesting period of 36 months.  The fair value of the restricted stock and restricted stock units at the grant date totaled $8.8 million, and is being recorded as stock based compensation expense over the vesting period.

During 2005, the Company issued approximately 11,000 shares of restricted stock and 46,000 restricted stock units of priceline.com International to certain employees in Europe. The restricted stock and the restricted stock units have maximum vesting periods of 30 months. The fair value of the restricted stock and the restricted stock units at the grant date totaled $1.8 million, and is being recorded as stock based compensation expense over the vesting period.

In connection with the acquisition of Active Hotels in September 2004, the Company granted restricted stock of Active Hotels to certain employees of Active Hotels.  The fair value of the restricted stock at the grant date was approximately $2.1 million, and is being recorded as stock based compensation over the three-year vesting period.  All of the restricted stock in Active Hotels was exchanged for restricted stock of priceline.com International in the third quarter of 2005.

During 2004, the Company issued 12,000 shares of restricted common stock to its Board of Directors.  The restricted stock has a four-year vesting period.  The accrual for deferred compensation expense related to the shares issued was recorded at the market value on the date of the grant in the amount of $27.10 per share and the related compensation expense is being amortized over the vesting period.

In 2003, the Company issued an aggregate of 83,333 shares of restricted common stock to its Chief Executive Officer and its Chief Financial Officer.  The restricted stock has a four-year vesting period.  The accrual for deferred compensation expense related to the shares issued was recorded at the market value on the date of the grant in the amount of $20.28 per share and the related compensation expense is being amortized over the vesting period.

During 2005, 2004 and 2003, the Company recorded stock based compensation expense of $4,169,000, $638,000 and $282,000, respectively.

5.                                       RESTRUCTURING

At December 31, 2005 the Company has a restructuring liability of $1.8 million for the estimated remaining costs related to leased property vacated in connection with the Company’s 2000 restructuring. In September 2005, the Company recorded a $2.0 million restructuring charge based upon a re-evaluation of the estimated costs related to the vacated leased property.  In the first quarter of 2005, the Company decreased the liability for the restructuring charge by $336,000 based upon a re-evaluation of estimated costs to complete certain European restructuring activities.

The Company estimates, based on current available information, the remaining net cash outflows associated with its restructuring related commitments will be paid in 2006-2011. The current portion of the restructuring accrual in the amount of $0.6 million is recorded in “Accrued expenses” and the $1.2 million non-current portion is recorded in “Other long-term liabilities” on the Company’s Consolidated Balance Sheet.

The Company recorded a reserve of approximately $2.5 million for severance and contract terminations related to the acquisition of Travelweb in May 2004.  The Company identified and notified the affected Travelweb personnel and vendors in 2004.  Such exiting costs will be paid out in cash and approximately $2.3 million was paid as of December 31, 2005.

6.                                       SHORT-TERM INVESTMENTS

The following table summarizes, by major security type, the Company’s marketable securities as of December 31, 2005 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Estimated Fair Value

Commercial paper	$12,858	$1	$—	$12,859
U.S. government agency-securities	35,073	—	(73)	35,000
U.S. government agency – discount notes	24,920	—	(34)	24,886

Total	$72,851	$1	$(107)	$72,745

The following table summarizes, by major security type, the Company’s marketable securities as of December 31, 2004 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Estimated Fair Value
Commercial paper	$12,821	$—	$(15)	$12,806
Corporate notes	16,714	—	(75)	16,639
U.S. government agency-securities	76,332	—	(366)	75,966
U.S. government agency – discount notes	10,195	—	(6)	10,189
Medium term notes	7,263	—	(51)	7,212
	$123,325	$—	$(513)	$122,812

Contractual maturities of marketable securities classified as available-for-sale as of December 31, 2005 are all within one year.  No material gains or losses were realized for the years ended December 31, 2005, 2004 or 2003.

7.                                       ACCOUNTS RECEIVABLE RESERVES

The Company accrues for costs associated with purchases made in its websites by individuals using fraudulent credit cards and for other amounts “charged back” as a result of payment disputes.  Additionally, the Company is liable for the cost of accepting fraudulent credit cards in certain retail transactions when it does not act as merchant of record.  The Company also records a provision for uncollectible commissions.  Changes in accounts receivable reserves consisted of the following (in thousands):

	For the Years Ended December 31,
	2005	2004	2003

Balance, beginning of year	$1,390	$794	$1,262

Impact of acquisitions	290	757	—

Provision charged to expense	2,331	2,209	2,103

Charge-offs and adjustments	(2,609)	(2,389)	(2,571)

Currency translation adjustment	(25)	19	—

Balance, end of year	$1,377	$1,390	$794

8.             NET INCOME PER SHARE

The Company computes both basic and diluted earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share is calculated by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share is based upon the weighted average number of common and common equivalent shares outstanding during the year which is calculated using the treasury stock method for stock options, warrants, restricted stock units and restricted stock.  Common equivalent shares for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation.  The shares that would be issued upon the conversion of the Company’s 1% and 2.25% Convertible Senior Notes (See Note 13 to the Consolidated Financial Statements) are included in the calculation of diluted earnings per share using the if converted method if their inclusion is dilutive to earnings per share.

A reconciliation of net income and the weighted average number of shares outstanding used in calculating diluted earnings per share is as follows (in thousands):

	For the Year Ended December 31,
	2005	2004	2003

Net income applicable to common stockholders	$190,875	$29,997	$10,425
Preferred stock dividend	1,854	—	—
Interest expense on convertible senior notes	2,992	2,122	—
Net income amounts used to calculate diluted earnings per share	$195,721	$32,119	$10,425

Weighted average number of basic common shares outstanding	39,161	38,304	37,804
Weighted average dilutive stock options, restricted stock units and restricted stock	318	422	769
Weighted average dilutive stock warrants	1,197	476	436
Weighted average shares assuming conversion of Convertible Senior Notes	5,760	3,125	—
Weighted average number of common shares outstanding and common share equivalents used to calculate diluted earnings per share	46,436	42,327	39,009
Anti-dilutive potential common shares	4,189	9,235	7,732

9.             PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2005 and 2004 consists of the following (in thousands):

	2005	2004	Estimated Useful Lives (years)
Computer equipment and software	$85,942	$76,970	Up to 3
Office equipment, furniture and fixtures and leasehold improvements	9,405	8,525	3 to 7
Total:	95,347	85,495
Less: accumulated depreciation and amortization	(77,076)	(69,668)
Property and equipment, net	$18,271	$15,827

Fixed asset depreciation and amortization expense was approximately $8.7 million, $9.1 million and $11.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.

10.                                 INTANGIBLE ASSETS

The Company’s intangible assets consist of the following (in thousands):

	December 31, 2005			December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period	Weighted Average Useful Life

Supply and distribution agreements	$129,781	$(12,616)	$117,165	$79,397	$(3,017)	$76,380	3 - 13 years	13 years

Technology	17,270	(5,283)	11,987	9,145	(1,193)	7,952	3 years	3 years

Patents	1,494	(1,021)	473	1,435	(960)	475	3 years	3 years

Customer lists	9,689	(4,842)	4,847	5,437	(1,074)	4,363	2 - 3 years	2 years

Internet domain names	6,443	(54)	6,389	6,592	—	6,592	10 years	10 years

Trade names	8,848	(148)	8,700	2,990	—	2,990	5 years	5 years

Other	326	(212)	114	359	(203)	156	3 - 15 years	9 years
Total intangible assets	$173,851	$(24,176)	$149,675	$105,355	$(6,447)	$98,908

Intangible assets with determinable lives are primarily amortized on a straight-line basis.  In December 2005, the Company reassessed the useful lives of acquired domain names and trade names.  Based on this reassessment, the Company determined the useful lives of its domain names to be 10 years and trade names to be 5 years.  The impact of this change amounted to approximately $200,000 for the year ended December 31, 2005.  Intangible assets amortization expense was approximately $18.6 million, $5.3 million and $453,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

The annual estimated amortization expense for the amortizable acquired intangible assets for the next five years and thereafter is as follows (in thousands):

2006	$22,714
2007	18,007
2008	13,631
2009	12,038
2010	11,874
Thereafter	71,411
$149,675

11.                                 GOODWILL

A substantial majority of the Company’s goodwill relates to its acquisitions of Travelweb and Active Hotels in 2004 and Bookings in 2005.

A roll forward of goodwill for the years ended December 31, 2005 and 2004 consists of the following (in thousands):

	2005	2004
Balance, beginning of year	$138,859	$8,779
Acquisitions	76,182	123,137
Deferred tax adjustment related to acquisition of Active Hotels	(4,754)	—
Currency translation adjustments	(11,870)	6,943
Balance, end of year	$198,417	$138,859

During the year ended December 31, 2005, goodwill and deferred taxes were reduced by approximately $4.8 million as a result of a purchase price allocation adjustment related to the assignment of fair values to the acquired assets and liabilities of Active Hotels. Impairment tests performed in 2005 and 2004 did not result in any adjustments to the carrying value of goodwill.

12.                                 OTHER ASSETS

Other assets at December 31, 2005 and December 31, 2004 consist of the following (in thousands):

	2005	2004
Investment in pricelinemortgage.com	$10,724	$9,429
Deferred debt issuance costs	4,653	6,130
Other	2,053	383
Total	$17,430	$15,942

Investment in pricelinemortgage.com represents the Company’s 49% equity investment in pricelinemortgage.com and, accordingly, the Company recognizes its pro rata share of pricelinemortgage.com’s operating results, not to exceed an amount that the Company believes represents the investment’s estimated fair value.  The Company recognized approximately $1.3 million, $8,000 and $3.1 million of income from its investment in pricelinemortgage.com in 2005, 2004 and 2003, respectively.  The Company earned advertising fees from pricelinemortgage.com of approximately $53,000, $100,000 and $534,000 in 2005, 2004 and 2003, respectively.  The excess of the carrying value of the Company’s equity investment in pricelinemortgage.com over its equity in the underlying net assets was approximately $1.1 million as of December 31, 2005 and 2004.

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

13.                                 CONVERTIBLE DEBT

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

In November 2003, the Company entered into an interest rate swap agreement whereby it swapped the fixed 1% interest on its 1% Notes for a floating interest rate based on the 3-month U.S. Dollar LIBOR, minus the applicable margin of 221 basis points, on $45 million notional value of debt.  This agreement expires August 1, 2010.  The Company designated this interest rate swap agreement as a fair value hedge.  The changes in the fair value of the interest rate swap agreement and the underlying debt are recorded as offsetting gains and losses in interest income and expense in the Consolidated Statement of Operations.  Hedge ineffectiveness of $3,000 was recorded as interest income for the year ended December 31, 2005.  Hedge ineffectiveness of $2,000 was recorded as interest income for the year ended December 31, 2004.  The fair value cost to terminate this swap as of December 31, 2005 and 2004, was approximately $1.5 million and $0.7 million, respectively, and has been recorded as a credit in other long-term liabilities with a related adjustment to the carrying value of debt.

In June 2004, the Company issued, in a private placement, $100 million aggregate principal amount of Convertible Senior Notes due January 15, 2025, with an interest rate of 2.25% (the “2.25% Notes”).  The 2.25% Notes are convertible, subject to certain conditions, into the Company’s common stock, par value $0.008 per share, at the option of the holder, at a conversion price of approximately $37.95 per share, subject to adjustment upon the occurrence of specified events.  Each $1,000 principal amount of 2.25% Notes will initially be convertible into 26.3505 shares of the Company’s common stock if, on or prior to January 15, 2025, certain conditions occur.  The 2.25% Notes are also convertible in certain other circumstances, such as a change in control of the Company.  In the event that all or substantially all of the Company’s common stock is acquired prior to January 15, 2010, in a transaction in which the consideration paid to holders of the Company’s common stock consists of all or substantially all cash, the Company would be required to make additional payments to the holders of the 2.25% Notes of amounts ranging from $0 to $17.6 million depending upon the date of the transaction and the then current stock price of the Company.  The Company’s obligation to make this payment is treated as an embedded derivative which, pursuant to Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), must be assigned its own value separate and apart from the value of the 2.25% Notes.  The estimated value of the derivative has been established based upon several quantitative and qualitative factors and will be amortized as interest expense ratably over approximately a 5 ½ year period.  Pursuant to SFAS 133, any subsequent changes in the value of the derivative is recognized as income or expense in the period in which the change in value occurs.  Amortization expense and the effect of marking the instrument to market has not been material in any period.  In addition, the 2.25% Notes will be redeemable at the Company’s option beginning January 20, 2010, and the holders may require the Company to repurchase the 2.25% Notes on January 15, 2010, 2015 or 2020, or in certain other circumstances.  Interest on the 2.25% Notes is payable on January 15 and July 15 of each year.

The Company used a portion of the net proceeds from the issuance of the 1% Notes and the 2.25% Notes in the acquisitions of Travelweb and Active Hotels in 2004, and in the acquisition of Bookings in July 2005.  The remaining proceeds are available for general corporate purposes, strategic uses and working capital requirements.

14.           TREASURY STOCK

In the fourth quarter of 2005, the Company’s Board of Directors authorized the repurchase of up to $50 million of the Company’s common stock from time to time in the open market or in privately negotiated transactions.  Under this program, the Company repurchased warrants for $12.2 million (see Note 16) in December 2005.

The Company may make additional repurchases of shares under its stock repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.  Whether and when to initiate and/or complete any purchase of common stock and the amount of common stock purchased will be determined in the Company’s complete discretion.

As of December 31, 2005, there were approximately 2.5 million shares of the Company’s common stock held in treasury.

15.           REDEEMABLE PREFERRED STOCK

In 2001, the Company issued Delta Air Lines, Inc. (“Delta”) 80,000 shares of Series B Redeemable Preferred Stock, par value $.01 per share (“Series B Preferred Stock”) and warrants (the “Warrants”) to purchase approximately 4.5 million shares of the Company’s common stock at an exercise price of $17.81 per share.  The exercise price of the Warrants is paid by surrendering .0178125 shares of Series B Preferred Stock for each share of the Company’s common stock purchased.

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

During 2001, Delta exercised Warrants to purchase approximately 3.1 million shares of the Company’s common stock and on January 29, 2002, Delta exercised Warrants to purchase 666,667 shares of the Company’s common stock. As a result, there are 13,470 shares of Series B Preferred Stock outstanding with an aggregate liquidation preference of approximately $13.5 million and the Company’s future semi-annual dividend requirement is 40,240 shares of common stock.  In accordance with the terms of the Series B Preferred Stock, the Company delivered to Delta the required shares of the Company’s common stock as dividend payments. The Company recorded non-cash dividends of approximately $1.9 million, $1.5 million and $1.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.

The Warrants provide that at any time the closing sales price of the Company’s common stock has exceeded $53.44 (subject to adjustment) for 20 consecutive trading days, the Warrants will automatically be exercised.  As of December 31, 2005, there were 756,199 Warrants outstanding.

16.           OTHER WARRANTS TO PURCHASE COMMON STOCK

In addition to the Warrants related to the Series B Preferred Stock, Delta also holds warrants to purchase 779,166 shares of the Company’s common stock at an exercise price of $28.31 per share.  These warrants became exercisable in November 2004.

In March 2003, in connection with the renewal of a marketing agreement with Marriott International, Inc. (“Marriott”), the Company issued Marriott 833,333 warrants to purchase shares of the Company’s common stock at an exercise price of $9.84 per share.  The warrants, which were not transferable, were fully vested, non-forfeitable, and would have become exercisable no earlier than three years from the date of issuance (subject to certain limited exceptions in the event of a reorganization, recapitalization, merger or consolidation involving priceline.com).  In connection with the issuance of the warrants, the Company recorded a charge of approximately $6.6 million in 2003 determined by using an option pricing model.  In December 2005, the Company repurchased the warrants at their then-current fair value of $12.2 million.  The repurchase price was paid in cash and upon repurchase, all of the warrants were cancelled.

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

The following summarizes the transactions pursuant to the Stock Option Plans:

	Shares	Weighted Average Exercise Price	Option Price Range
Balance at December 31, 2002	4,926,443	$61.50	$4.80 – 835.50
Granted	565,646	11.49	7.56 – 38.26
Exercised	(681,355)	15.13	4.80 – 34.92
Forfeited	(487,898)	115.21	7.92 – 804.00
Balance at December 31, 2003	4,322,836	$56.20	$4.80 – 835.50
Granted	1,671,000	19.90	18.05 – 28.22
Exercised	(1,160,722)	5.86	4.80 – 25.20
Forfeited	(433,596)	114.94	4.80 – 629.04
Balance at December 31, 2004	4,399,518	$49.95	$4.80 – 835.50
Granted	371,998	22.87	18.58 – 24.80
Exercised	(470,219)	14.30	5.58 – 25.20
Forfeited	(429,559)	43.59	7.56 – 609.00
Balance at December 31, 2005	3,871,738	$52.37	$4.80 – $835.50

	2005	2004	2003
Exercisable at December 31:	2,928,896	2,570,586	3,407,767
Available for grant at December 31:	2,036,308	354,703	1,603,920
Weighted average fair value of options granted during the year ended December 31:	$11.32	$10.84	$7.75

The following table summarizes information about stock options outstanding at December 31, 2005:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding as of 12/31/05	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable as of 12/31/05	Weighted Average Exercise Price
$4.80 – 9.60	251,886	6.2	$7.89	242,156	$7.89
10.74 – 20.96	1,698,215	7.4	17.96	1,158,133	17.48
21.40 – 38.40	1,268,223	6.9	26.79	875,193	28.11
46.80 – 78.00	37,734	4.7	59.24	37,734	59.24
$141.75 – 835.50	615,680	4.4	217.78	615,680	217.78
	3,871,738	6.7	$52.37	2,928,896	$62.51

18.           TAXES

Domestic pre-tax income was $31.3 million, $38.9 million and $14.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.  Foreign pre-tax income was $5.1 million for the year-ended December 31, 2005, and foreign pre-tax loss was $7.6 million and $2.2 million for the years ended December 31, 2004 and 2003, respectively.

The tax provision (benefit) at December 31, 2005 is as follows (in thousands):

	Current	Deferred	Total

Federal	$646	$(156,956)	$(156,310)
State	36	(1,737)	(1,701)
Foreign	3,659	(1,925)	1,734

Total:	$4,341	$(160,618)	$(156,277)

The tax provision (benefit) at December 31, 2004 is as follows (in thousands):

	Current	Deferred	Total

Federal	$372	$—	$372
State	—	—	—
Foreign	693	(1,258)	(565)

Total:	$1,065	$(1,258)	$(193)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2005 and 2004 are as follows (in thousands):

	2005	2004
Deferred tax assets/(liabilities):
Net operating loss carryforward – U.S.	$1,086,045	$1,203,092
Net operating loss carryforward – U.K.	26,868	27,312
Capital loss carryforward	2,325	78,709
Fixed assets	864	548
Warrant costs	607	607
Restructuring costs	722	212
Investments	5,158	5,158
Other	3,843	3,474
Intangible assets	(42,375)	(26,022)
Net deferred tax assets	1,084,057	1,293,090
Less valuation allowance on deferred tax assets	(967,781)	(1,318,758)
Net deferred tax assets/(liabilities)	$116,276	$(25,668)

The Company has recorded a deferred tax liability in the amount of $42.4 million and $25.7 million at December 31, 2005 and 2004, respectively, primarily related to the assignment of estimated fair value to certain purchased identifiable intangible assets associated with the acquisitions of Active Hotels and Bookings.  At December 31, 2005, no provision had been made for U.S. taxes on approximately $23.5 million of foreign earnings, which are expected to be reinvested indefinitely.  The amount of unrecognized deferred tax liability associated with these earnings is not expected to be material.

The Company has significant deferred tax assets, resulting principally from domestic net operating loss carryforwards (“NOLs”).  As required by SFAS No. 109, “Accounting for Income Taxes,” the Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of these deferred tax assets by a valuation allowance to the extent the Company believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of its deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carryforward periods available to it for tax reporting purposes, and other relevant factors. The Company concluded in the third quarter 2005, based upon its assessment of positive and negative evidence, that it is more likely than not that a portion of the deferred tax assets will be realized.  Accordingly, the Company recorded a non-cash tax benefit in the third quarter 2005 of $170.5 million, resulting from a reversal of a portion of its valuation allowance on its deferred tax assets.  It is the Company’s belief that it is more likely than not that its remaining deferred tax assets will not be realized and, accordingly, a valuation allowance against those assets remains.  The valuation allowance may need to be adjusted in the future if facts and circumstances change, causing a reassessment of the realization of its deferred tax assets.  The deferred tax asset at December 31, 2005 amounted to $158.7 million.  The current portion amounting to $12.1 million is recorded in prepaid expenses and other current assets in the Consolidated Balance Sheet.

For the year ended December 31, 2005, the valuation allowance decreased by approximately $351 million resulting from the aforementioned recognition of certain deferred tax assets and the write-off of certain deferred tax assets related to expiring state NOLs and capital loss carryforwards for which a corresponding valuation allowance had been recorded.  The valuation allowance decreased by approximately $4 million for the year ended December 31, 2004.

At December 31, 2005 the Company had approximately $3.1 billion of net operating loss carryforwards for income tax purposes expiring from December 31, 2019 to December 31, 2021 which are subject to limitation on future utilization under Section 382 of the Internal Revenue Code of 1986.  Section 382 imposes limitations on the availability of a company’s net operating losses after a more than 50 percentage point ownership change occurs.  As a result of a study (the “NOL Study”), it was determined that ownership changes, as defined in Section 382, occurred in 2000 and 2002.  The amount of the Company’s net operating losses incurred prior to each ownership change is limited (the “Loss Limitation”) based on the value of the Company on the respective dates of ownership change.  It is estimated that the effect of Section 382 will generally limit the amount of net operating loss which is available to offset future taxable income to approximately $69 million annually.  The estimate of the annual Loss Limitation is based upon certain conclusions in the NOL Study pertaining to the dates of the ownership changes and the value of the Company on the dates of the ownership changes.  The overall determination of the Loss Limitation and conclusions contained in the NOL Study are subject to interpretation, and therefore, the annual Loss Limitation could be subject to change.

At December 31, 2005, the Company had approximately $6 million of U.S. capital loss carryforwards, which expire from December 31, 2006 to December 31, 2007.  At December 31, 2005, the Company also had approximately $1.4 million of U.S. research credit carryforwards.  Such credit carryforwards expire from December 31, 2019 to December 31, 2020.  These U.S. capital loss and U.S. research credit carryforwards are also subject to annual limitation.

Approximately $774 million of the Company’s tax net operating losses at December 31, 2005 relate to the exercise of stock options which have been granted under the Company’s various stock option plans and gives rise to compensation which has been included in the taxable income of the applicable current and former employees and deducted by the Company for federal and state income tax purposes.  Additionally, approximately $1.06 billion of the Company’s tax net operating losses relate to the excess of tax deductions from the exercise of certain stock warrants granted by the Company in excess of the associated warrant costs recorded for financial accounting purposes. Finally, the Company recorded $6.8 million of costs for financial reporting purposes in excess of the amount deductible for tax purposes related to the vesting of restricted stock held by certain employees of the Company.

Net operating losses, capital losses and tax credit carryforwards with anticipated expirations are presented below (in thousands).

Net Operating Losses
Scheduled	US	Foreign	Equity		Capital Loss	Research
to Expire:	Operations	Operations	Transactions(1)	Total	Carryforward	Credit

2006	$—	$—	$—	$—	$946	$—
2007	—	—	—	—	4,886	—
2019	1,052,281	—	1,190,845	2,243,126	—	663
2020	99,859	—	591,902	691,761	—	714
2021	10,492	—	43,628	54,120	—	—
N/A(2)	—	89,560	—	89,560	—	—
	$1,162,632	$89,560	$1,826,375	$3,078,567	$5,832	$1,377

(1)          Tax benefit, if realized, will be recorded directly to Additional Paid-In Capital.

(2)          Loss carryforward period in UK is indefinite.

The effective income tax rate of the Company is different from the amount computed using applicable statutory federal rates as a result of the following items (in thousands):

	2005	2004	2003
Income tax provision at federal statutory rate	$12,758	$10,960	$4,171
Adjustment due to:
State taxes	1,528	1,919	708
Foreign rate differential and other	(741)	347	112
Decrease in valuation allowance	(169,822)	(13,419)	(4,991)
Income tax benefit	$(156,277)	$(193)	$—

19.           COMMITMENTS AND CONTINGENCIES

Acquisitions of Active Hotels and Bookings.

The holders of stock of priceline.com International issued in connection with the Company’s acquisition of Bookings can require the Company to purchase their stock at certain future dates for a purchase price equal to their then fair market value.  In addition, the Company can require the holders of the stock to sell the stock to the Company at certain future dates for a purchase price equal to their then fair market value.  The put and call dates range from 2006 to 2008.  Certain of the shares of priceline.com International subject to this buyback provision include shares of Active Hotels that were originally purchased by Active Hotels employees or were granted at the time of the acquisition of Active Hotels and that were exchanged for priceline.com International stock.  The Company estimates that at December 31, 2005, the fair value of the securities subject to this buyback provision approximated the carrying value of the Company’s minority interest liability.

Litigation Related to Hotel Occupancy and Other Taxes

On December 30, 2004, the City of Los Angeles filed a putative class action complaint in Superior Court for the County of Los Angeles, on behalf of itself and other allegedly similarly situated cities in California, naming as defendants:  Hotels.com, L.P.; Hotel.com GP, LLC; Hotwire, Inc.; Cheaptickets, Inc.; Cendant Travel Distribution Services Group, Inc.; Expedia, Inc.; Internetwork Publishing Corp. (d/b/a Lodging.com); Lowestfare.com, Inc.; Maupintour Holding LLC; Orbitz, Inc.; Orbitz, LLC; priceline.com, Inc.; Site59.com, LLC; Travelocity.com, Inc.; Travelocity.com LP; Travelweb, LLC and Travelnow.com, Inc.  (City of Los Angeles v. Hotels.com, Inc. et al.).  The complaint alleged, among other things, that each of these defendants violated the Uniform Transient Occupancy Tax Ordinance of the City of Los Angeles, and allegedly similar ordinances of other California cities, with respect to the charges and remittance of amounts to cover taxes under such ordinances, and that such practices also constitute acts of unfair competition under California Business and Professions Code Section 17200, et seq. (“Section 17200”).  On May 19, 2005, the court ordered limited discovery.  On August 31, 2005, the City of Los Angeles filed an amended complaint adding a claim for a declaratory judgment.  The amended complaint sought payment of alleged unpaid taxes owed, relief from conversion, including punitive damages, attorneys’ fees, and imposition of a constructive trust.  On September 26, 2005, the court sustained the defendants’ demurrers on the ground of improper joinder of defendants and claims, and therefore, dismissed the amended complaint, with leave to file amended complaint further addressing the joinder issue.  On February 8, 2006, the City of Los Angeles filed a second amended complaint that asserts the same claims but includes additional allegations of fact.  Defendants intend to demurrer to the second amended complaint.

On February 17, 2005, a putative class action complaint was filed in the same court by Ronald Bush and three other individuals on behalf of themselves and other allegedly similarly situated California consumers against several of the same defendants as named in the City of Los Angeles action, including the Company (Bush, et al. v. Cheaptickets, Inc., et al.).  The complaint alleged each of the defendants engaged in acts of unfair competition in violation of Section 17200 relating to their respective disclosures and charges to customers to cover taxes under the above ordinances of the City of Los Angeles and other California cities, and service fees.  The complaint sought restitution under Section 17200, relief for alleged conversion, including punitive damages, injunctive relief, and imposition of a constructive trust.  The defendants removed this action to the United States District Court for the Central District of California.  On May 9, 2005, the District Court issued an order remanding the action to state court.  Defendants timely appealed to the Ninth Circuit, which, on October 6, 2005, affirmed the order of the District Court.  The case will therefore proceed in the state court.  On July 1, 2005, Plaintiffs filed an amended complaint, adding claims pursuant to California’s Consumer Legal Remedies Act, Civil Code §1750, et seq. and claims for breach of contract and the implied duty of good faith and fair dealing.  On December 2, 2005, the court ordered limited discovery and ordered that motions challenging the amended complaint would be coordinated with any similar motions filed in the City of Los Angeles action.

Also on February 17, 2005, a putative class action complaint was filed in the Superior Court of the State of Delaware for New Castle County by Jeanne Marshall and three other individuals on behalf of themselves and a putative class of allegedly similarly situated consumers nationwide against the Company (Marshall, et al. v. priceline.com, Inc.).  The complaint alleged that the Company violated the Delaware Consumer Fraud Act, Del. Code Ann. Tit. 6, § 2511, et seq., relating to its disclosures and charges to customers to cover taxes under city hotel occupancy tax ordinances nationwide, and service fees.  The Company moved to dismiss the complaint on April 21, 2005.  The Company also moved to stay discovery until a determination of its motion to dismiss the complaint and the Court granted that stay on May 11, 2005.  On June 10, 2005, Plaintiffs filed an amended complaint that asserts claims under the Delaware Consumer Fraud Act and for breach of contract and the implied duty of good faith and fair dealing.  The amended complaint seeks compensatory damages, punitive damages, attorneys’ fees and other relief.  On July 15, 2005, the Company filed a motion to dismiss the amended complaint on the basis that it fails to allege sufficient facts to state a cause of action.  The Company’s motion to dismiss was heard by the Court on November 4, 2005 and the parties are awaiting a decision.

On July 12, 2005, the City of Philadelphia, Pennsylvania, filed a complaint in the Court of Common Pleas for Philadelphia County, Pennsylvania against Hotels.com; Hotels.com GP, LLC; Hotwire.com; Cheaptickets, Inc.; Cendant Travel Distribution Services Group, Inc.; Expedia, Inc.; Internetwork Publishing Corp. (d/b/a Lodging.com); Lowestfare.com, Inc.; Maupintour Holding LLC; Orbitz, Inc.; Orbitz, LLC; priceline.com, Inc.; Site59.com, LLC; Travelocity.com, Inc.; Travelocity.com LP; Travelweb, LLC and Travelnow.com, Inc.  (City of Philadelphia, Pennsylvania v. Hotels.com, et al.).  The complaint alleged, among other things, that each of these defendants violated the hotel room rental tax provisions of Section 19-2401, et seq., of the Philadelphia Municipal Code with respect to the charges and remittance of amounts to cover taxes under the Code.  The complaint also asserted claims for conversion, imposition of a constructive trust, and a demand for a legal accounting.  The complaint sought payment of alleged unpaid taxes owed, disgorgement and restitution of all funds allegedly owed to Plaintiff, an accounting, attorneys’ fees, and other relief.  The defendants removed this action to the United States District Court for the Eastern District of Pennsylvania.  On October 11, 2005, the District Court issued an order remanding the action to state court.  On November 18, 2005, the City of Philadelphia filed an amended complaint.  On December 8, 2005, the defendants filed preliminary objections to the amended complaint, and on January 9, 2006, the defendants filed a motion to determine those preliminary objections.  That motion has been fully briefed and the parties are awaiting a decision.  On January 17, 2006, the Court granted the defendants’ motion to stay discovery pending resolution of the preliminary objections.

On September 21, 2005, the City of Bellingham, Washington filed a putative class action complaint in the Superior Court of Washington for Whatcom County on behalf of itself and other similarly situated taxing entities in Washington, against Hotels.com, L.P.; Hotels.com GP, LLC; Hotwire, Inc.; Cheaptickets Inc.; Cendant Travel Distribution Services Group, Inc.; Expedia, Inc.; Internetwork Publishing Corp. (d/b/a Lodging.com); Lowestfare.com, Inc.; Maupintour Holding, LLC; Orbitz, Inc.; Orbitz, LLC; priceline.com, Inc.; Site59.com, LLC; Travelocity.com, Inc.; Travelocity.com, L.P.; Travelweb, LLC and Travelnow.com, Inc. (City of Bellingham v. Hotels.com, L.P., et al.).  The complaint alleged, among other things, that each of these defendants violated Section 4.62.010, et seq., of the Bellingham Municipal Code and similar laws of other Washington taxing entities with respect to the charges and remittance of amounts to cover taxes under the Municipal Code.  The complaint also asserted claims for violation of the Washington Consumer Protection Act RCW § 19.86.010, et seq., conversion and unjust enrichment.  The complaint sought compensatory damages, statutory treble damages, penalties, attorneys’ fees and other relief.  On November 3, 2005, the Company, Lowestfare.com, Travelweb and certain other defendants removed this action to the United States District Court for the Western District of Washington.  On January 10, 2006, the defendants moved to dismiss the complaint.  On January 17, 2006, the City of Bellingham filed a motion with the Judicial Panel on MultidistrictLitigation seeking transfer and coordination of this action with certain other actions pending in federal court elsewhere.  That motion, which was subsequently withdrawn, is discussed in further detail below.  On February 16, 2006, the City of Bellingham, with the agreement of the defendants, voluntarily moved to dismiss the action.  The court granted that motion and dismissed the action on February 17, 2006.

On October 5, 2005, the City of Fairview Heights, Illinois filed a putative class action complaint in the Circuit Court, Twentieth Judicial Circuit, St. Clair County, Illinois on behalf of itself and other similarly situated taxing entities in Illinois, against Orbitz, Inc.; Orbitz, LLC; Hotels.com, L.P.; Hotels.com GP, LLC; Hotwire, Inc.; Cheaptickets Inc.; Cendant Travel Distribution Services Group, Inc.; Expedia, Inc.; Internetwork Publishing Corp. (d/b/a Lodging.com); Lowestfare.com, Inc.; Maupintour Holding, LLC; priceline.com, Inc.; Site59.com, LLC; Travelocity.com, Inc.; Travelocity.com, L.P.; Travelweb, LLC and Travelnow.com, Inc. (City of Fairview Heights v. Orbitz, Inc., et al.).  The complaint alleges, among other things, that each of these defendants violated Section 36-2-1, et seq., of the Revised Ordinances of the City of Fairview Heights, Illinois and similar laws of other Illinois taxing entities with respect to the charges and remittance of amounts to cover taxes under the ordinances.  The complaint also asserts claims for violation of the Illinois Consumer Fraud and Deceptive Practices Act, 815 ILCS 505/1, similar laws in other states, conversion and unjust enrichment.  The complaint seeks compensatory damages, attorneys’ fees and other relief.  On November 28, 2005, the Company and certain other defendants removed this action to the United States District Court for the Southern District of Illinois.  On January 17, 2006, the defendants moved to dismiss the complaint.  That motion is being briefed.  On that same day, the City of Fairview Heights filed a motion with the Judicial Panel on MultidistrictLitigation seeking transfer and coordination of this action with certain other actions pending in federal court elsewhere.  That motion, which was subsequently withdrawn, is discussed in further detail below.  On February 10, 2006, the City of Fairview Heights moved to remand this action to state court.  Defendants intend to oppose the motion to remand.

On October 25, 2005, the City of Findlay, Ohio filed a putative class action complaint in the Common Pleas Court of Hancock County, Ohio on behalf of itself and other similarly situated taxing entities in Ohio, against Hotels.com, L.P.; Hotels.com GP, LLC; Hotwire, Inc.; Cheaptickets, Inc.; Cendant Travel Distribution Services Group Inc.; Expedia, Inc.; Internetwork Publishing Corp. (d/b/a Lodging.com); Lowestfare.com, Inc.; Maupintour Holding, LLC; Orbitz, Inc.; Orbitz, LLC; priceline.com, Inc.; Site59.com, LLC; Travelocity.com, Inc.; Travelocity.com, L.P.; Travelweb, LLC and Travelnow.com, Inc. (City of Findlay v. Hotels.com, L.P., et al.).  The complaint alleges, among other things, that each of these defendants violated Ohio Revenue Code § 5739 and the Certified Ordinances of the City of Findlay and other putative class members with respect to the charges and remittance of amounts to cover taxes under the Ohio transient occupancy tax ordinances.  The complaint also asserts claims for violation of Ohio Revised Code Chapter 1345, et seq., conversion, a constructive trust and a declaratory judgment.  The complaint seeks compensatory damages, disgorgement, penalties available by law, attorneys’ fees and other relief.  On November 22, 2005, the Company and certain other defendants removed this action to the United States District Court for the Northern District of Ohio.  On January 30, 2006, the defendants moved to dismiss the complaint.  That motion is being briefed.

On November 1, 2005, the City of Chicago, Illinois, filed a complaint in the Circuit Court of Cook County, Illinois against Hotels.com, L.P.; Hotwire, Inc.; Cheaptickets, Inc.; Cendant Travel Distribution Services Group, Inc.; Expedia, Inc.; Internetwork Publishing Corp. (d/b/a Lodging.com); Lowestfare.com, Inc.; Maupintour Holding, LLC; Maupintour, LLC; Orbitz, Inc.; Orbitz, LLC; priceline.com, Inc.; Site59.com, LLC; Travelocity.com, Inc.; Travelocity.com LP; Travelweb, LLC and Travelnow.com, Inc.  (City of Chicago, Illinois v. Hotels.com,  L.P., et al.)  The complaint alleges, among other things, that each of these defendants violated the Chicago Hotel Accommodations Tax Ordinance of Chapter 3-24 of the Municipal Code of Chicago with respect to the charges and remittance of amounts to cover taxes under the Code.  The complaint also asserts claims for conversion, imposition of a constructive trust, and a demand for a legal accounting.  The complaint seeks payment of alleged unpaid taxes owed, disgorgement and restitution of all funds allegedly owed to Plaintiff, an accounting, penalties, attorneys’ fees, and other relief.  On January 31, 2006, the defendants moved to dismiss the complaint.  That motion is being briefed.

On November 18, 2005, the City of Rome, Georgia, Hart County, Georgia, and the City of Cartersville, Georgia filed a putative class action complaint in the United States District Court for the Northern District of Georgia on behalf of themselves and other cities, counties and governments which have enacted transient occupancy taxes and/or excise taxes on lodging in the State of Georgia against Hotels.com, L.P.; Hotels.com GP, LLC; Hotwire, Inc.; Cheap Tickets, Inc.; Cendant Travel Distribution Services Group, Inc.; Expedia, Inc.; Internetwork Publishing Corp. (d/b/a Lodging.com); Lowestfare.com, Inc.; Maupintour Holding, LLC; Orbitz, Inc.; Orbitz, LLC; priceline.com, Inc.; Site59.com, LLC; Travelocity.com, Inc.; Travelocity.com, L.P.; Travelweb, LLC; Travelnow.com, Inc.; Onetravel, Inc. (d/b/a onetravel.com) and Does 1 through 1000.  (City of Rome, Georgia, et al., v. Hotels.com L.P., et al.)  The complaint alleges, among other things, that each of these defendants violated excise tax ordinances and sales and use tax ordinances of cities and counties in Georgia with respect to the charges and remittance of amounts to cover taxes under those ordinances.  The complaint further alleges that each fo these defendants failed to identify and categorize each of those taxes.  The complaint also asserts claims for violation of Georgia’s Uniform Deceptive and Unfair Trade Practices Act, conversion, unjust enrichment, a constructive trust and a declaratory judgment.  The complaint seeks compensatory damages, disgorgement, injunctive relief, penalties available by law, attorneys’ fees and other relief.  On February 6, 2006, the Company and certain other defendants moved to dismiss the complaint.  That motion is being briefed.

On December 1, 2005, Pitt County, North Carolina, filed a putative class action complaint in the North Carolina General Court of Justice, Superior Court Division, on behalf of all North Carolina political subdivisions that impose occupancy taxes on lodging against Hotels.com, L.P.; Hotels.com GP, LLC; Hotwire, Inc.; Cheap Tickets, Inc.; Cendant Travel Distribution Services Group, Inc.; Expedia, Inc.; Internetwork Publishing Corp. (d/b/a Lodging.com); Lowestfare.com, Inc.; Maupintour Holding, LLC; Orbitz, Inc.; Orbitz, LLC; priceline.com, Inc.; Site59.com, LLC; Travelocity.com, Inc.; Travelocity.com LP; Travelweb, LLC; Travelnow.com, Inc. and Does 1 through 1000.  (Pitt County v. Hotels.com, L.P., et al.)  The complaint alleges, among other things, that each of these defendants violated unspecified room occupancy tax ordinances of Pitt County and other putative class members with respect to the charges and remittance of amounts to cover taxes under those ordinances.  The complaint also asserts claims for violation of North Carolina General Statute § 75-1, et seq., conversion, a constructive trust and a declaratory judgment.  The complaint seeks compensatory damages, disgorgement, penalties available by law, attorneys’ fees and other relief.  On February 13, 2006, the Company and certain other defendants removed this action to the United States District Court for the Eastern District of North Carolina.  The defendants presently are scheduled to move to dismiss or otherwise respond to the complaint on or before March 14, 2006.

On January 17, 2006, plaintiffs in the City of Fairview Heights and City of Bellingham cases (described above) filed a motion for transfer and coordination pursuant to 28 U.S.C. § 1407 with the Judicial Panel on Multidistrict Litigation.  Plaintiffs’ motion sought transfer of those two cases, as well as the City of Rome and City of Findlay cases (also described above) to the United States District Court for the Southern District of Illinois for coordinated pretrial proceedings.  In the alternative, Plaintiffs sought transfer to the United States District Courts for the Western District of Washington or Northern District of Georgia.  On February 6, 2006, the Company and certain other defendants in the cases for which consolidation was sought filed their opposition to the motion for transfer and coordination.  On February 10, 2006, the plaintiffs moved to withdraw their motion for transfer and consolidation.

On February 9, 2006, the City of San Diego, California filed a complaint in Superior Court for the County of San Diego against Hotels.com, L.P.; Hotels.com GP, LLC; Hotwire, Inc.; Cheap Tickets, Inc.; Cendant Travel Distribution Services Group, Inc.; Expedia, Inc.; Internetwork Publishing Corp. (d/b/a Lodging.com); Lowestfare.com, Inc.; Maupintour Holding, LLC; Orbitz, Inc.; Orbitz, LLC; priceline.com, Inc.; Site59.com, LLC; Travelocity.com, Inc.; Travelocity.com, L.P.; Travelweb, LLC; Travelnow.com, Inc. and Does 1 through 1000.  (City of San Diego, California, v. Hotels.com L.P., et al.)  The complaint alleges, among other things, that each of these defendants violated the Uniform Transient Occupancy Tax Ordinance of the City of San Diego with respect to the charges and remittance of amounts to cover taxes under that ordinance, and that such practices also constitute acts of unfair competition under Section 17200.  The complaint seeks payment of alleged unpaid taxes owed, relief from conversion, including punitive damages, attorneys’ fees, imposition of a constructive trust, and a declaratory judgment.  The Company and its wholly-owned subsidiaries, Lowestfare.com Inc. and Travelweb LLC, have been served with the complaint but have not yet responded to the complaint.

The Company intends to defend vigorously against the claims in all of the aforementioned proceedings.  The Company is unable at this time to predict the outcome of these proceedings or reasonably estimate a range of possible loss, if any.

Litigation Related to Securities Matters

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

Subsequent to the Company’s announcement on September 27, 2000, that revenues for the third quarter 2000 would not meet expectations, it was served with the following putative class action complaints:

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

In addition, on November 1, 2000 the Company was served with a complaint that purported to be a shareholder derivative action against its Board of Directors and certain of its current and former executive officers, as well as the Company (as a nominal defendant).  The complaint alleged breach of fiduciary duty and waste of corporate assets.  The action is captioned Mark Zimmerman v. Richard Braddock, J. Walker, D. Schulman, P. Allaire, R. Bahna, P. Blackney, W. Ford, M. Loeb, N. Nicholas, N. Peretsman, and priceline.com Incorporated, 18473-NC (Court of Chancery of Delaware, County of New Castle, State of

Delaware).  On February 6, 2001, all defendants moved to dismiss the complaint for failure to make a demand upon the Board of Directors and failure to state a cause of action upon which relief can be granted.  Pursuant to a stipulation by the parties, an amended complaint was filed on June 21, 2001.  Defendants renewed their motion to dismiss on August 20, 2001, and plaintiff served his opposition to that motion on October 26, 2001.  Defendants filed their reply brief on January 7, 2002.  On December 20, 2002, the Court granted defendants’ motion without prejudice.  On April 25, 2003, a second amended complaint, adding H. Miller, was filed and a motion seeking leave of court to file the second amended complaint was filed on July 28, 2003.  That motion was fully briefed, and oral argument took place on May 9, 2005. Immediately following oral argument, the Court dismissed three of the four counts in the second amended complaint.  All of the counts against defendants Allaire, Bahna, Blackney, Ford, Loeb, Miller, Peretsman and Schulman have now been dismissed.  On September 8, 2005, the Court granted plaintiff leave to file the second amended complaint as to the one remaining count.  Defendants filed a motion requesting that the Court certify its September 8, 2005 order for interlocutory appeal to the Delaware Supreme Court, and the Court granted that motion on October 6, 2005.  On October 17, 2005, the Delaware Supreme Court accepted the interlocutory appeal.  Defendants’ opening brief on appeal is due on November 21, 2005.  Discovery in the case and the time in which Defendants are required to respond to the second amended complaint have been stayed pending the Delaware Supreme Court’s entry of mandate.   The Company intends to defend vigorously against this action.  The Company is unable to predict the outcome of the suit or reasonably estimate a range of possible loss, if any.

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

Other Litigation

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

From time to time, the Company has been and expects to continue to be subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of third party intellectual property rights by it.  Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources, divert management’s attention from the Company’s business objectives and could adversely affect the Company’s business, results of operations, financial condition and cash flows.

Uncertainty regarding payment of sales and hotel occupancy and other related taxes.

On an ongoing basis, the Company conducts a review and interpretation of the tax laws in various states and other jurisdictions relating to the payment of state and local hotel occupancy and other related taxes.  In connection with its review, the Company has met and had discussions with taxing authorities in certain jurisdictions but the ultimate resolution in any particular jurisdiction cannot be determined at this time.  Currently, hotels collect and remit hotel occupancy and related taxes to the various tax authorities based on the amounts collected by the hotels.  Consistent with this practice, the Company recovers the taxes on the underlying cost of the hotel room night from customers and pays that amount to the hotel operators for payment to the appropriate tax authorities.  As discussed at length above, several jurisdictions have initiated lawsuits indicating the position that sales tax or hotel occupancy tax is applicable to the differential between the price paid by a customer for the Company’s service and the cost to the Company of the underlying room.  Historically, the Company has not collected taxes on this differential.  Additional state and local jurisdictions could assert that the Company is subject to sales or hotel occupancy taxes on this differential and could seek to collect such taxes, either retroactively or prospectively or both.  Such actions may result in substantial liabilities for past and/or future sales and could have a material adverse effect on the Company’s business and results of operations.  To the extent that any tax authority succeeds in asserting that any such tax collection responsibility exists, it is likely that, with respect to future transactions, the Company would collect any such additional tax obligation from its customers, which would have the effect of increasing the cost of hotel room nights to the Company’s customers and, consequently, could reduce its hotel sales.  The Company will continue to assess the risks of the potential financial impact of additional tax exposure, and to the extent appropriate, it will reserve for those estimates of liabilities.

Worldspan, L.P. Agreement

In October 2001, the Company entered into a long-term worldwide technology agreement with Worldspan, L.P., pursuant to which Worldspan, L.P. acts as the Company’s primary global distribution system and provides the Company with product development resources.  The current agreement, as amended, expires on December 31, 2007, and requires the Company to use Worldspan, L.P. for a significant majority of its travel bookings originated in the United States.  In return, the Company earns a fee for such bookings.

Employment Contracts

The Company has employment agreements with certain members of senior management that provide for cash severance payments of up to approximately $10.3 million, accelerated vesting of stock options upon, among other things, death or a termination other than for “cause” or “good reason”, as those terms are defined in the agreements, and a gross-up for the payment of golden parachute excise taxes.  In addition, the agreements provide for the extension of health and insurance benefits after termination for periods of up to three years and, in some instances, gross-up for excise taxes that may be imposed.

Operating Leases

The Company leases certain facilities and equipment through operating leases. Rental expense for operating leases was approximately $2.8 million, $2.3 million and $2.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. The Company’s executive, administrative, operating offices and network operations center are located in approximately 92,000 square feet of leased office space located in Norwalk, Connecticut.  Minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year are as follows (in thousands):

Years ended December 31,
2006	2007	2008	2009	2010	After 2010	Total
$3,521	$3,302	$3,489	$3,370	$3,357	$2,175	$19,214

20.           BENEFIT PLAN

Priceline.com adopted a defined contribution 401(k) savings plan (the “Plan”) during 1998 covering all employees who are at least 21 years old. The Plan allows eligible employees to contribute up to 20% of their eligible earnings, subject to a statutorily prescribed annual limit.  The Company may make matching contributions on a discretionary basis to the Plan. All participants are fully vested in their contributions and investment earnings. The Company did not make any matching contributions to the Plan during each of the three years ending December 31, 2005, 2004 and 2003.

21.           GEOGRAPHIC INFORMATION

The geographic information is based upon the location of Company’s subsidiaries (in thousands).

	United States	United Kingdom	The Netherlands	Total Company

2005
Revenues	$892,180	$42,299	$28,181	$962,660
Intangible assets, net	9,363	67,686	72,626	149,675
Goodwill	26,852	97,005	74,560	198,417
Other long-lived assets	179,056	2,535	663	182,254

2004
Revenues	$900,947	$13,425	$—	$914,372
Intangible assets, net	13,347	85,561	—	98,908
Goodwill	26,867	111,992	—	138,859
Other long-lived assets	31,167	602	—	31,769

2003
Revenues	$859,460	$4,201	$—	$863,661
Intangible assets, net	7,053	—	—	7,053
Goodwill	—	8,779	—	8,779
Other long-lived assets	38,439	—	—	38,439

22.                                 SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following table sets forth certain key interim financial information for the years ended December 31, 2005 and 2004:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
2005
Total revenues	$233,392	$266,557	$258,798	$203,913
Gross profit	57,707	65,234	80,003	64,919
Net income	4,992	12,376	171,571	3,790
Preferred stock dividend	(878)	—	(976)	—
Net income applicable to common stockholders	4,114	12,376	170,595	3,790
Net income applicable to common stockholders per basic common share	0.11	0.32	4.36	0.10
Net income applicable to common stockholders per diluted common share	0.10	0.29	3.71	0.09

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
2004
Total revenues	$224,131	$259,390	$235,882	$194,969
Gross profit	43,374	53,779	51,104	49,898
Net income	5,103	11,401	10,006	4,999
Preferred stock dividend	(772)	—	(740)	—
Net income applicable to common stockholders	4,331	11,401	9,266	4,999
Net income applicable to common stockholders per basic common share	0.12	0.30	0.24	0.13
Net income applicable to common stockholders per diluted common share	0.11	0.28	0.23	0.12

INDEX TO EXHIBITS

Exhibit Number	Description

2.1(x)	Share Sale and Purchase Agreement, dated July 14, 2005 by and between the Registrant, ACME Limited and Blue Sky Investments B.V.
3.1(a)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(b)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant
3.3(a)	By-Laws of the Registrant.
4.1	Reference is hereby made to Exhibits 3.1, 3.2 and 3.3.
4.2(a)	Specimen Certificate for Registrant’s Common Stock.
4.3(a)	Amended and Restated Registration Rights Agreement, dated as of December 8, 1998, among the Registrant and certain stockholders of the Registrant.
4.4(b)	Registration Rights Agreement, dated as of August 1, 2003, among the Registrant and the initial purchasers named therein.
4.5(b)	Indenture, dated as of August 1, 2003, between the Registrant and American Stock Transfer & Trust Company, as Trustee (including the form of note contained therein).
4.6(b)	Supplemental Indenture, dated as of October 22, 2003, between the Registrant and American Stock Transfer & Trust Company, as Trustee.
4.7(d)	Second Supplemental Indenture, dated as of December 13, 2004, between the Registrant and American Stock Transfer & Trust Company, as Trustee.
4.8(c)	Registration Rights Agreement, dated as of June 28, 2004, among priceline.com Incorporated and the initial purchasers named therein.
4.9(c)	Indenture, dated as of June 28, 2004, between the Registrant and American Stock Transfer & Trust Company, as Trustee (including the form of note contained therein).
4.10(d)	First Supplemental Indenture, dated as of December 13, 2004, between the Registrant and American Stock Transfer & Trust Company, as Trustee.
4.11(b)	Certificate of Designation, Preferences and Rights of Series A Convertible Redeemable PIK Preferred Stock of the Registrant.
4.12(b)	Certificate of Designation, Preferences and Rights of Series B Redeemable Preferred Stock of the Registrant.
10.1(a)+	1997 Omnibus Plan of the Registrant.
10.2(e)+	1999 Omnibus Plan of the Registrant, as amended.
10.3(f)+	Priceline.com 2000 Employee Stock Option Plan.
10.4(e)+	Form of Stock Option Grant Agreement.
10.5(e)+	Form of Restricted Stock Agreement for restricted stock grants to Board of Directors.
10.6(g)+	Form of Base Restricted Stock Agreement (U.S.).
10.7(g)+	Form of Base Restricted Stock Agreement (U.K.).
10.8(g)+	Form of Restricted Stock Agreement with covenants (U.S.).
10.9(g)+	Employment Agreement, dated February 7, 2005, by and between Jeffery H. Boyd and the Registrant.
10.10(g)+	Restricted Stock Agreement, dated February 1, 2005, between Jeffery H. Boyd and the Registrant.
10.12(f)+	Employment Agreement, dated November 20, 2000, between the Registrant and Robert Mylod.
10.13(j)+	Amendment to Employment Agreement, dated June 15, 2001, by and between the Registrant and Robert Mylod.
10.14(h)+	Stock Option and Restricted Stock Agreement, dated November 20, 2000, by and between the Registrant and Robert Mylod.
10.15(g)+	Restricted Stock Agreement, dated February 1, 2005, between Robert J. Mylod, Jr. and the Registrant.
10.16(h)+	Employment Agreement, dated December 20, 2000, by and between the Registrant and Ronald Rose.
10.17(k)+	Employment Agreement, dated February 8, 2006, by and between the Registrant and Peter J. Millones.
10.18(i)+	Employment Letter Agreement, dated January 2, 2002, by and between the Registrant and Brett Keller.
10.19(g)+	Employment Agreement, dated February 7, 2005, by and between the Registrant and Chris Soder.
10.20(a)*	General Agreement, dated August 31, 1998, by and among the Registrant, Priceline Travel, Inc. and Delta Air Lines, Inc.
10.21(a)*	Airline Participation Agreement, dated August 31, 1998, by and among the Registrant, Priceline Travel, Inc. and Delta Air Lines, Inc.

10.22(a)*	Amendment to the Airline Participation Agreement and the General Agreement, dated December 31, 1998, between and among the Registrant, Priceline Travel, Inc. and Delta Air Lines, Inc.
10.23(l)	Letter Agreement, dated July 16, 1999, between the Registrant and Delta Air Lines, Inc.
10.24(m)	Master Agreement, dated November 17, 1999, between the Registrant and Delta Air Lines, Inc.
10.25(m)	Amendment to the Airline Participation Agreement and the General Agreement, dated November 17, 1999, by and among the Registrant, Priceline Travel, Inc. and Delta Air Lines, Inc.
10.26(n)	Stockholder Agreement, dated February 6, 2001, between the Registrant and Delta Air Lines, Inc.
10.27(n)	Warrant Agreement, dated February 6, 2001, by and between the Registrant and Delta Air Lines, Inc.
10.28(o)*	Formation and Funding Agreement, dated as of March 17, 2000, by and between the Registrant and Alliance Partners, L.P.
10.29(p)	Stock Purchase Agreement, dated as of February 15, 2001, among the Registrant, Prime Pro Group Limited and Forthcoming Era Limited.
10.30(p)	Registration Rights Agreement, dated as of February 15, 2001, among the Registrant, Prime Pro Group Limited and Forthcoming Era Limited.
10.31(q)	Stockholders’ Agreement by and among the Registrant, Prime Pro Group Limited, Forthcoming Era Limited, Potton Resources Limited and Ultimate Pioneer Limited, dated as of June 5, 2001.
10.32(i)	Subscriber Entity Agreement, dated October 1, 2001, by and between Worldspan, L.P. and the Registrant.
10.33(i)	Amendment to the Worldspan, L.P. Subscriber Agreement, dated October 1, 2001, by and between Worldspan, L.P. and the Registrant.
10.34(r)*	Second Amendment to the Worldspan Subscriber Entity Agreement, dated April 1, 2003, by and between the Registrant and Worldspan, L.P.
10.35(s)	Warrant Agreement, dated March 17, 2003, by and between the Registrant and Marriott International, Inc.
10.36(t)	Restructuring Agreement, dated as of October 3, 2003, between Hutchison-Priceline Limited, Trio Happiness Limited and PCLN Asia, Inc.
10.37(t)	Amended and Restated Securityholders’ Agreement, dated as of October 3, 2003, among Hutchison-Priceline Limited, PCLN Asia, Inc. and Trio Happiness Limited.
10.38(t)	Master Agreement, dated as of November 20, 2003, between Credit Suisse First Boston International and the Registrant.
10.39(t)	Schedule to the Master Agreement, dated as of November 20, 2003 between Credit Suisse First Boston International and the Registrant.
10.40(t)	Letter Agreement, dated November 26, 2003, between Credit Suisse First Boston International and pricleine.com Incorporated.
10.41(t)

Securities Purchase Agreement dated as of May 3, 2004, between Lowestfare.com Incorporated, Hilton Electronic Distribution Systems, LLC, HT-HDS, Inc., MI Distribution, LLC, Starwood Resventure LLC, Pegasus Business Intelligence, LP and Travelweb LLC.

10.42(v)	Sale and Purchase Agreement dated September 21, 2004 by and among Priceline.com Holdco U.K. Limited and the security holders of Active Hotels Limited listed therein.
10.43(s)	Form of priceline.com Incorporated 1999 Omnibus Plan Restricted Stock Agreement for Non-Employee Directors.
10.44(y)+	Stock Option Grant Agreement with Ralph M. Bahna.
10.45(y)+	Indemnification Agreement, dated June 2, 2005, by and between the Registrant and Marshall Loeb.
10.46(z)+	Employment Agreement, dated September 21, 2004, by and between Andrew J. Phillipps and Active Hotels Limited.
10.47(z)+	Subscription Letter for Purchased Ordinary Shares of Active Hotels Limited, dated September 21, 2005, with Andrew J. Phillipps.
10.48(z)+	Subscription Letter for Granted Ordinary Shares of Active Hotels Limited, dated September 21, 2004, with Andrew J. Phillipps.
10.49(z)+

Terms and Conditions of Participation in the priceline.com International Limited Management Incentive Plan, dated July 14, 2005, by and between Andrew J. Phillipps and priceline.com International Limited.

10.50(aa)	Articles of Association of priceline.com Incorporated Limited, as amended.
10.51(bb)+	Letter agreement, dated October 19, 2005 by and between the Registrant and Daniel J. Finnegan.
10.52(bb)+	Restricted Stock Grant Agreement, dated October 19, 2005, reflecting grant of restricted stock to Daniel J. Finnegan.
10.53(bb)+	Part-Time Employment and Transition Agreement, dated October 20, 2005, by and between the Registrant and Thomas P. D’Angelo.

10.54(cc)+	Employment Agreement, dated July 14, 2005 between Bookings Europe B.V. and Stef Norden.
10.55(cc)+	Form of Registrant’s 1999 Omnibus Plan Award Agreement — Restricted Stock Units for Employees in the Netherlands.
10.56(dd)	Warrant Repurchase Agreement, dated December 5, 2005, by and between the Registrant and Marriott International, Inc.

12.1	Calculation of ratio of earnings to fixed charges.
14(t)	Priceline.com Incorporated Code of Business Conduct and Ethics.
21	List of Subsidiaries.
23.1	Consent of Deloitte & Touche LLP.
24.1	Power of Attorney (included in the Signature Page).
31.1	Certificate of Jeffery H. Boyd, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Robert J. Mylod, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(w)	Certification of Jeffery H. Boyd, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
32.2(w)	Certification of Robert J. Mylod, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

(a)	Previously filed as an exhibit to the Form S-1 (Registration No. 333-69657) filed in connection with priceline.com’s initial public offering.
(b)

Previously filed as an exhibit to the Form S-3 (Registration Statement No. 333-190029) filed in connection with priceline.com’s registration of 1.00% Convertible Senior Notes due 2010 and Shares of Common Stock Issuable Upon Conversion of the Notes.

(c)	Previously filed as an exhibit to the Form 10-Q for the quarterly period ended September 30, 2003.
(d)	Previously filed as an exhibit to the Form 8-K filed on December 13, 2004.
(e)	Previously filed as an exhibit to the Form S-8 (Registration No. 333-122414) filed on January 31, 2005.
(f)	Previously filed as an exhibit to the Form S-8 (Registration No. 333-55578) filed on February 14, 2001.
(g)	Previously filed as an exhibit to the Form 8-K filed on February 7, 2005.
(h)	Previously filed as an exhibit to the Form 10-K for the year ended December 31, 2000.
(i)	Previously filed as an exhibit to the Form 10-K/A for the year ended December 31, 2001.
(j)	Previously filed as an exhibit to the Form 10-Q for the quarterly period ended June 30, 2001.
(k)	Previously filed as an exhibit to the Form 8-K filed on February 8, 2006.
(l)	Previously filed as an exhibit to the Form S-1 (Registration No. 333-83513) filed in connection with priceline.com’s secondary public offering.
(m)	Previously filed as an exhibit to the Form 10-K for the year ended December 31, 1999.
(n)	Previously filed as an exhibit to the Form 8-K filed on February 8, 2001.
(o)	Previously filed as an exhibit to the Form 10-Q for the quarterly period ended March 31, 2000.
(p)	Previously filed as an exhibit to the Form 8-K filed on February 20, 2001.
(q)	Previously filed as an exhibit to the Form 8-K filed on June 6, 2001.
(r)	Previously filed as an exhibit to the Form 10-Q/A for the quarterly period ended June 30, 2003.
(s)	Previously filed as an exhibit to the Form 10-Q for the quarterly period ended March 31, 2003.
(t)	Previously filed as an exhibit to the Form 10-K for the year ended December 31, 2003.
(u)	Previously filed as an exhibit to the Form 8-K filed on July 7, 2004.
(v)	Previously filed as an exhibit to the Form 8-K filed on September 23, 2004.
(w)	This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.
(x)	Previously filed as an exhibit to the Form 8-K filed on July 20, 2005.
(y)	Previously filed as an exhibit to the Form 8-K filed on June 3, 2005.
(z)	Previously filed as an exhibit to the Form 8-K filed on July 25, 2005.
(aa)	Previously filed as an exhibit to the Form 8-K filed on September 29, 2005.
(bb)	Previously filed as an exhibit to the Form 8-K filed on October 21, 2005.
(cc)	Previously filed as an exhibit to the Form 8-K filed on November 8, 2005.
(dd)	Previously filed as an exhibit to the Form 8-K filed on December 6, 2005.

*	Certain portions of this document have been omitted pursuant to a confidential treatment request.
+	Indicates a management contract or compensatory plan or arrangement.