Form 10-Q
period 2006-03-31
PRICELINE COM INC
filed 2006-05-10
CIK 1075531

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)   YES ☒   NO ☐.

Number of shares of Common Stock outstanding at April 20, 2006:

Common Stock, par value $0.008 per share	39,692,674
(Class)	(Number of Shares)

priceline.com Incorporated
Form 10-Q

For the Quarter Ended March 31, 2006

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
priceline.com Incorporated
CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except per share data)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$81,907	$80,341
Restricted cash	20,989	22,308
Short-term investments	85,546	72,745
Accounts receivable, net of allowance for doubtful accounts of $1,310 and $1,377, respectively	33,821	30,043
Prepaid expenses and other current assets	21,569	18,245
Total current assets	243,832	223,682

Property and equipment, net	18,034	18,271
Intangible assets, net	146,462	149,675
Goodwill	201,339	198,417
Deferred taxes	145,780	146,553
Other assets	17,985	17,430
Total assets	$773,432	$754,028

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,387	$37,851
Accrued expenses	20,262	19,872
Deferred merchant bookings	8,982	3,619
Other current liabilities	9,617	9,673
Total current liabilities	88,248	71,015

Deferred taxes	41,173	42,375
Other long-term liabilities	11,173	10,889
Minority interest	24,203	23,659
Long-term debt	223,216	223,549
Total liabilities	388,013	371,487

Commitments and Contingencies (see Note 15)

Series B mandatorily redeemable preferred stock, $0.01 par value; 80,000 authorized shares; $1,000 liquidation value per share; 80,000 shares issued and 13,470 shares outstanding	13,470	13,470
Stockholders’ equity:
Common stock, $0.008 par value; authorized 1,000,000,000 shares, 42,424,715 and 42,195,004 shares issued, respectively	325	323
Treasury stock, 2,732,041 and 2,496,326 shares, respectively	(356,244)	(350,628)
Additional paid-in capital	2,066,879	2,069,165
Deferred compensation	—	(6,810)
Accumulated deficit	(1,335,536)	(1,334,572)
Accumulated other comprehensive loss	(3,475)	(8,407)
Total stockholders’ equity	371,949	369,071
Total liabilities and stockholders’ equity	$773,432	$754,028

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
Merchant revenues	$210,438	$217,528
Agency revenues	30,381	14,925
Other revenues	1,095	939
Total revenues	241,914	233,392
Cost of merchant revenues	169,683	175,685
Cost of agency revenues	—	—
Cost of other revenues	—	—
Total costs of revenues	169,683	175,685
Gross profit	72,231	57,707

Operating expenses:
Advertising—Offline	9,438	11,072
Advertising—Online	21,861	9,932
Sales and marketing	9,582	8,208
Personnel, including stock based compensation of $3,017 and $714, respectively	16,454	11,222
General and administrative, including option payroll taxes of $89 and $18, respectively	5,737	4,237
Information technology	2,307	2,739
Depreciation and amortization	7,946	5,466
Restructuring charge (reversal), net	135	(336)
Total operating expenses	73,460	52,540
Operating income (loss)	(1,229)	5,167
Other income (expense):
Interest income	1,575	1,456
Interest expense	(1,498)	(1,293)
Other	111	(618)
Total other income (expense)	188	(455)

Earnings (loss) before income taxes, equity in income (loss) of investees and minority interests	(1,041)	4,712
Income tax benefit	741	290
Equity in income (loss) of investees and minority interests	201	(10)
Net income (loss)	(99)	4,992
Preferred stock dividend	(865)	(878)
Net income (loss) applicable to common stockholders	$(964)	$4,114
Net income (loss) applicable to common stockholders per basic common share	$(0.02)	$0.11
Weighted average number of basic common shares outstanding	39,380	38,863
Net income (loss) applicable to common stockholders per diluted common share	$(0.02)	$0.10
Weighted average number of diluted common shares outstanding	39,380	39,764

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2006
(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock		Deferred
	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Compensation	Total

Balance, January 1, 2006	42,195	$323	$2,069,165	$(1,334,572)	$(8,407)	(2,496)	$(350,628)	$(6,810)	$369,071

Net loss applicable to common stockholders	—	—	—	(964)	—	—	—	—	(964)

Unrealized gain on marketable securities	—	—	—	—	45	—	—	—	45

Currency translation adjustment	—	—	—	—	4,887	—	—	—	4,887

Comprehensive income	—	—	—	—	—	—	—	—	3,968

Issuance of restricted stock, net of forfeitures	122	1	(1)	—	—	—	—	—	—

Reversal of deferred compensation upon adoption of SFAS 123(R)	—	—	(6,810)	—	—	—	—	6,810	—

Issuance of preferred stock dividend	40	1	864	—	—	—	—	—	865

Exercise of stock options	68	—	1,142	—	—	—	—	—	1,142

Repurchase of common stock	—	—	—	—	—	(236)	(5,616)	—	(5,616)

Stock based compensation	—	—	2,519	—	—	—	—	—	2,519

Balance, March 31, 2006	42,425	$325	$2,066,879	$(1,335,536)	$(3,475)	(2,732)	$(356,244)	$—	$371,949

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Three Months Ended March 31,
	2006	2005
OPERATING ACTIVITIES:
Net income (loss)	$(99)	$4,992
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,359	2,289
Amortization	5,917	3,516
Provision for uncollectible accounts, net	768	551
Deferred income taxes	(1,217)	(745)
Stock based compensation expense	3,017	714
Amortization of debt issuance costs	369	364
Equity in (income) loss of investee, net and minority interests	(201)	10
Restructuring charges (reversals), net	135	(336)
Changes in assets and liabilities:
Accounts receivable	(4,197)	(8,259)
Prepaid expenses and other current assets	(3,346)	207
Accounts payable and accrued expenses	17,158	20,045
Other	(316)	(655)
Net cash provided by operating activities	20,347	22,693
INVESTING ACTIVITIES:
Acquisitions and other equity investments, net of cash acquired	(1,210)	(1,000)
Purchase of short-term investments	(27,235)	(29,533)
Redemption of short-term investments	14,478	10,345
Additions to property and equipment	(2,075)	(4,142)
Change in restricted cash	1,328	(288)
Net cash used in investing activities	(14,714)	(24,618)
FINANCING ACTIVITIES:
Repurchase of common stock	(5,616)	—
Proceeds from exercise of stock options	1,142	1,143
Net cash provided by/(used in) financing activities	(4,474)	1,143
Effect of exchange rate changes on cash and cash equivalents	407	(417)
Net increase (decrease) in cash and cash equivalents	1,566	(1,199)
Cash and cash equivalents, beginning of period	80,341	101,270
Cash and cash equivalents, end of period	$81,907	$100,071

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for income taxes	$7	$150

Cash paid during the period for interest	$1,802	$1,877

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated
Notes to Unaudited Consolidated Financial Statements

1. BASIS OF PRESENTATION

Priceline.com Incorporated (“priceline.com” or the “Company”) is responsible for the Unaudited Consolidated Financial Statements included in this document. The Unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operating results. The Company prepared the Unaudited Consolidated Financial Statements following the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, the Company condensed or omitted certain footnotes or other financial information that are normally required by GAAP for annual financial statements. These statements should be read in combination with the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The Unaudited Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in affiliates in which the Company does not have control, but has the ability to exercise significant influence, are accounted for by the equity method.

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. Certain reclassifications have been made to the prior year financial information to conform to the current year presentation.

2. BUSINESS ACQUISITION

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

3. STOCK-BASED EMPLOYEE COMPENSATION

The Company has adopted the following stock compensation plans from which broad-based employee grants may be made:  The priceline.com Incorporated 1997 Omnibus Plan (the “1997 Plan”), the priceline.com Incorporated 1999 Omnibus Plan (the “1999 Plan”) and the priceline.com Incorporated 2000 Employee Stock Option Plan (the “2000 Plan”), each of which provides for grants of share based compensation as incentives and rewards to encourage employees, officers, consultants and directors in the long-term success of the Company. The 1997 Plan, 1999 Plan and 2000 Plan provide for grants of options to purchase up to 3,979,166, 7,895,833 and 1,000,000 shares of priceline.com common stock, respectively, at a purchase price equal to the fair market value on the date of grant.

Stock-based compensation issued under the plans generally consists of non-qualified stock options, restricted stock, performance shares and restricted stock units. Stock options are granted to employees at exercise prices equal to the fair market value of the common stock at the date of grant and have terms of 10 years. Generally, stock option grants to employees vest over three years from the grant date. Restricted stock, performance shares and restricted stock units generally vest over periods from 1 to 4 years.

The Company issues new shares upon the issuance of restricted stock and the exercise of stock options, restricted stock units and performance shares.

In addition, the Company has granted restricted stock and restricted stock units in shares of priceline.com International to certain managers of its European operations. These awards generally vest over two to three years.

In December 2004, Statement of Financial Accounting Standard No. 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”) was issued. SFAS 123(R) is a revision of SFAS No. 123, as amended, Accounting for Stock-Based Compensation (“SFAS 123”). SFAS 123(R) eliminated the alternative to use the intrinsic value method of accounting that was provided in SFAS 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of stock options. SFAS 123(R) requires that the cost resulting from all share based payment transactions be recognized in financial statements. SFAS 123(R) established fair value as the measurement objective in accounting for share based payment arrangements and requires companies to apply a fair value based measurement method in accounting for share based payment transactions with employees. Prior to January 1, 2006, the Company accounted for stock awards and stock option grants using the intrinsic value method. Compensation expense relating to restricted stock and restricted stock unit grants was recognized over the period during which the employee rendered service to the Company necessary to earn the award, at fair value on date of grant based on the number of shares granted and the quoted price of the Company’s common stock.

Effective January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective method. Under this transition method, compensation cost recognized in the three months ended March 31, 2006, includes amounts of: (a) compensation cost of all share based awards granted to employees prior to, but unvested as of, January 1, 2006, based on grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all stock based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the new provisions of SFAS 123(R). In accordance with the modified prospective method, results for prior periods have not been restated. Stock based compensation cost was approximately $3.0 million and $714,000 for the three months ended March 31, 2006 and 2005, respectively. The related tax benefit for the three months ended March 31, 2006 was approximately $1.1 million. There was no related tax benefit for the three months ended March 31, 2005.

The fair value of restricted stock, performance shares and restricted stock units is determined based on the number of shares granted and the quoted price of the Company’s common stock on the grant date, and the fair value of stock options is determined using the Black-Scholes valuation model. Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight line method under SFAS 123(R).

The adoption of SFAS 123(R) resulted in an increase in net earnings attributable to the cumulative effect of accounting change caused by SFAS 123(R)’s requirement to apply an estimated forfeiture rate to unvested awards. The Company previously recorded forfeitures when they occurred. For the three months ended March 31, 2006, the cumulative effect of accounting change totaled approximately $211,000 ($131,000 net of related tax effect) and was recorded in personnel expense since its impact on net income (loss) and net income (loss) per share was not significant.

Prior to the adoption of SFAS 123(R), deferred compensation related to restricted stock and restricted stock unit awards was classified as a separate component of stockholders’ equity. In accordance with the provisions of SFAS 123(R), on January 1, 2006, the balance in deferred compensation was reclassified to additional paid-in capital.

SFAS 123(R) also amends SFAS No. 95, Statement of Cash Flows, requiring the benefits of tax deductions in excess of recognized compensation costs to be reported as financing cash flows, rather than as operating cash flows as previously required. There were no tax benefits in excess of recognized compensation cost for the three months ended March 31, 2006.

The following table summarizes the effect of adopting SFAS 123(R) on the reported amounts for 2006 relative to amounts that would have been reported using the intrinsic value method under previous accounting (in thousands, except per share amounts):

	Intrinsic Value Method	SFAS 123(R) Adjustments	As Reported
Operating income (loss)	$177	$(1,406)	$(1,229)
Earnings (loss) before income taxes, equity in income (loss) of investees and minority interests	365	(1,406)	(1,041)
Net loss	(105)	(859)	(964)

Net loss applicable to common stockholders per basic common share:	$—-	$(0.02)	$(0.02)

Net loss applicable to common stockholders per diluted common share:	$—-	$(0.02)	$(0.02)

No stock options were granted during the three months ended March 31, 2006. The fair value of stock options granted during the three months ended March 31, 2005 was estimated at the date of grant using the Black-Scholes option pricing model, assuming no dividends and the following weighted average assumptions:

For the Three Months Ended March 31, 2005

Risk-free interest rate	3.9%

Expected lives	3 years

Volatility	79%

The risk-free interest rate is based on the U.S Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The expected lives represent the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise pattern. The expected volatility is based on historical volatility of the Company’s common stock.

The following table provides relevant information as to reported results for the three months ended March 31, 2005 under the Company’s intrinsic value method of accounting for stock options with supplemental information as if the fair value recognition provisions of SFAS 123 had been applied (in thousands, except per share amounts):

For the Three Months Ended March 31, 2005
Net income applicable to common stockholders, as reported	$4,114

Add: Stock-based compensation, as reported, net of taxes	714

Deduct: Total stock-based compensation determined under SFAS 123 fair value based method for all stock-based compensation, net of taxes	(2,467)

Adjusted net income, SFAS 123, fair value method for all stock-based compensation	$2,361

Net income applicable to common stockholders per basic common share, as reported	$0.11

Net income applicable to common stockholders per diluted common share, as reported	$0.10

Basic income per share SFAS 123 adjusted	$0.06

Diluted income per share SFAS 123 adjusted	$0.06

The following table summarizes stock option activity during the three months ended March 31, 2006:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)
Outstanding at January 1, 2006	3,871,738	$52.37	6.7
Granted	—	—	—
Exercised	(68,016)	16.79	—
Forfeited/Expired	(40,029)	78.93	—
Outstanding at March 31, 2006	3,763,693	52.74	6.4	$15,799
Vested or expected to vest at March 31, 2006	3,687,362	$53.39	6.3	$15,514
Exercisable at March 31, 2006	3,000,381	$60.75	5.8	$12,942

The weighted average grant-date fair value per share was $12.04 for 99,000 options granted during the three months ended March 31, 2005. As of March 31, 2006, the total future compensation cost related to unvested options not yet recognized was $7.5 million and the weighted average period over which these awards are expected to be recognized was 1.5 years. The intrinsic value of options exercised was approximately $513,000 and $922,000 for the three months ended March 31, 2006 and 2005, respectively.

The following table summarizes the activity of unvested restricted stock, restricted stock units and performance shares (“Share Based Awards”) during the three months ended March 31, 2006:

Share Based Awards	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2006	426,243	$22.51
Granted	298,920	24.61
Vested	(78,350)	22.54
Forfeited/Expired	(6,375)	22.40
Unvested at March 31, 2006	640,438	23.49

The fair value of unvested shares is determined based on the closing stock price on the grant date. As of March 31, 2006, there was $12.5 million of total unrecognized compensation cost related to unvested Share Based Awards to be recognized over a weighted-average period of 2.6 years. Included in the Share Based Awards above are 154,430 shares underlying a broad-based grant of “performance shares” to certain employees in February 2006. The 154,430 represents the target number of shares of priceline.com common stock that will be issued to employees if the Company achieves certain financial performance versus a peer group of companies. If the maximum performance threshold associated with the “performance shares” is met by the Company, an additional 308,860 shares would be issued to employees. Unvested shares at March 31, 2006 include 104,887 restricted stock units with a weighted average grant date fair value of approximately $23.78 per share.

The following table summarizes the activity of unvested restricted stock and restricted stock units related to shares of priceline.com International Limited (“PIL Share Based Awards”) during the three months ended March 31, 2006:

PIL Share Based Awards	Shares	Weighted Average Grant Date Fair Value

Unvested at January 1, 2006	96,375	$30.57
Granted	—	—
Vested	—	—
Forfeited/Expired	(3,153)	29.44
Unvested at March 31, 2006	93,222	30.61

The fair value of unvested shares is determined based on the fair value in British pounds on the grant date. As of March 31, 2006 there was $2.0 million of total unrecognized compensation cost related to unvested PIL Share Based Awards (based upon the exchange rate as of March 31, 2006) to be recognized over a weighted-average period of 1.7 years. Unvested shares at March 31, 2006 include 46,459 shares of restricted stock units with a weighted average grant date fair value of approximately $31.47 per share.

4. NET INCOME PER SHARE

The Company computes both basic and diluted earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share is calculated by dividing net income(loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is based upon the weighted average number of common and common equivalent shares outstanding during the period which is calculated using the treasury stock method for stock options, warrants, restricted stock units, performance shares and restricted stock. Common equivalent shares for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation. The shares that would be issued upon the conversion of the Company’s 1% and 2.25% Notes (See Note 9 to the Unaudited Consolidated Financial Statements) are included in the calculation of diluted earnings per share using the if converted method if their inclusion is dilutive to earnings per share.

A reconciliation of net income (loss) and the weighted average number of shares outstanding used in calculating diluted earnings per share is as follows (in thousands):

	For the Three Months Ended March 31,
	2006	2005
Net income (loss) applicable to common stockholders	$(964)	$4,114
Weighted average number of basic common shares outstanding	39,380	38,863

Weighted average dilutive stock options, restricted stock units and restricted stock	—	901

Weighted average number of diluted common shares outstanding and common share equivalents used to calculate diluted earnings per share	39,380	39,764

Anti-dilutive potential common shares	11,700	14,151

5. RESTRUCTURING

At March 31, 2006, the Company has a restructuring liability of $1.7 million for the estimated remaining costs related to leased property vacated in connection with the Company’s 2000 restructuring. During the three months ended March 31, 2006, the Company recorded a $135,000 restructuring charge based upon a re-evaluation of the estimated costs related to the vacated leased property. In the first quarter of 2005, the Company decreased the liability for the restructuring charge by $336,000 based upon a re-evaluation of estimated costs to complete certain European restructuring activities.

The Company estimates that, based on current available information, the remaining net cash outflows associated with its restructuring related commitments will be paid in 2006-2011. The current portion of the restructuring accrual in the amount of $970,000 is recorded in “Accrued expenses” and the $704,000 non-current portion is recorded in “Other long-term liabilities” on the Company’s Consolidated Balance Sheet.

6. SHORT-TERM INVESTMENTS

The following table summarizes, by major security type, the Company’s marketable securities as of March 31, 2006 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Estimated Fair Value
Commercial paper	$35,277	$—	$(12)	$35,265
U.S. government agency—securities	25,149	—	(23)	25,126
U.S. government agency—discount notes	25,177	—	(22)	25,155
Total	$85,603	$—	$(57)	$85,546

Contractual maturities of marketable securities classified as available-for-sale as of March 31, 2006 are all within one year. No material gains or losses were realized for the three months ended March 31, 2006 or 2005.

7. INTANGIBLE ASSETS

The Company’s intangible assets consist of the following (in thousands):

	March 31, 2006			December 31, 2005				Weighted
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period	Average Useful Life
Supply and distribution agreements	$132,029	$(15,521)	$116,508	$129,781	$(12,616)	$117,165	3-13 years	13 years
Technology	17,643	(6,818)	10,825	17,270	(5,283)	11,987	3 years	3 years
Patents	1,494	(1,036)	458	1,494	(1,021)	473	3 years	3 years
Customer lists	9,842	(5,957)	3,885	9,689	(4,842)	4,847	2-3 years	2 years
Internet domain names	6,443	(215)	6,228	6,443	(54)	6,389	10 years	10 years
Trade names	9,052	(603)	8,449	8,848	(148)	8,700	5 years	5 years
Other	326	(217)	109	326	(212)	114	3-15 years	9 years
Total intangible assets	$176,829	$(30,367)	$146,462	$173,851	$(24,176)	$149,675

Intangible assets with determinable lives are primarily amortized on a straight-line basis. Intangible assets amortization expense was approximately $5.9 million and $3.5 million for the three months ended March 31, 2006 and 2005, respectively.

The annual estimated amortization expense for the amortizable acquired intangible assets for the next five years and thereafter is as follows (in thousands):

2006	$17,160
2007	18,366
2008	13,906
2009	12,274
2010	12,093
Thereafter	72,663
$146,462

8. OTHER ASSETS

Other assets at March 31, 2006 and December 31, 2005 consist of the following (in thousands):

	March 31, 2006	December 31, 2005
Investment in pricelinemortgage.com	$10,735	$10,724
Deferred debt issuance costs, net	4,284	4,653
Other	2,966	2,053
Total	$17,985	$17,430

Investment in pricelinemortgage.com represents the Company’s 49% equity investment in pricelinemortgage.com and, accordingly, the Company recognizes its pro rata share of pricelinemortgage.com’s operating results, not to exceed an amount that the Company believes represents the investment’s estimated fair value. The Company recognized approximately $11,000 and $26,000 of income from its investment in pricelinemortgage.com in the three months ended March 31, 2006 and 2005, respectively. The Company earned advertising fees from pricelinemortgage.com of approximately $11,000 and $11,000 in the three months ended March 31, 2006 and 2005, respectively. The excess of the carrying value of the Company’s equity investment in pricelinemortgage.com over its equity in the underlying net assets was approximately $1.1 million as of March 31, 2006 and December 31, 2005.

In February 2005, the company invested $1 million in an online advertising company, representing 20% of its outstanding equity. The investment was accounted for under the cost method. An additional $1.2 million was invested in January 2006, increasing the Company’s ownership to approximately 42% of the outstanding equity and, accordingly, the Company began accounting for its investment under the equity method of accounting. For the three months ended March 31, 2006, the Company recognized approximately $35,000 of net loss from its pro rata share of the investee’s operating results. Online advertising fees paid to the investee were $277,000 and $274,000, for the three months ended March 31, 2006 and 2005, respectively.

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

9. CONVERTIBLE DEBT

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

In November 2003, the Company entered into an interest rate swap agreement whereby it swapped the fixed 1% interest on its 1% Notes for a floating interest rate based on the 3-month U.S. Dollar LIBOR, minus the applicable margin of 221 basis points, on $45 million notional value of debt. This agreement expires August 1, 2010. The Company designated this interest rate swap agreement as a fair value hedge. The changes in the fair value of the interest rate swap agreement and the underlying debt are recorded as offsetting gains and losses in interest income and expense in the Consolidated Statement of Operations. Hedge ineffectiveness of $10,000 was recorded as a reduction of interest expense for the three months ended March 31, 2006. Hedge ineffectiveness of $15,000 was recorded as a reduction of interest income for the three months ended March 31, 2005. The fair value cost to terminate this swap as of March 31, 2006 and December 31, 2005, was approximately $1.9 million and $1.5 million, respectively, and has been recorded as a credit in other long-term liabilities with a related adjustment to the carrying value of debt.

In June 2004, the Company issued, in a private placement, $100 million aggregate principal amount of Convertible Senior Notes due January 15, 2025, with an interest rate of 2.25% (the “2.25% Notes”). The 2.25% Notes are convertible, subject to certain conditions, into the Company’s common stock, par value $0.008 per share, at the option of the holder, at a conversion price of approximately $37.95 per share, subject to adjustment upon the occurrence of specified events. Each $1,000 principal amount of 2.25% Notes will initially be convertible into 26.3505 shares of the Company’s common stock if, on or prior to January 15, 2025, certain conditions occur. The 2.25% Notes are also convertible in certain other circumstances, such as a change in control of the Company. In the event that all or substantially all of the Company’s common stock is acquired prior to January 15, 2010, in a transaction in which the consideration paid to holders of the Company’s common stock consists of all or substantially all cash, the Company would be required to make additional payments to the holders of the 2.25% Notes of amounts ranging from $0 to $17.2 million depending upon the date of the transaction and the then current stock price of the Company. The Company’s obligation to make this payment is treated as an embedded derivative which, pursuant to Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), must be assigned its own value separate and apart from the value of the 2.25% Notes. The estimated value of the derivative has been established based upon several quantitative and qualitative factors and will be amortized as interest expense ratably over approximately a 5 ½ year period. Pursuant to SFAS 133, any subsequent change in the value of the derivative is recognized as income or expense in the period in which the change in value occurs. Amortization expense and the effect of marking the instrument to market has not been material in any period. In addition, the 2.25% Notes will be redeemable at the Company’s option beginning January 20, 2010, and the holders may require the Company to repurchase the 2.25% Notes on January 15, 2010, 2015 or 2020, or in certain other circumstances. Interest on the 2.25% Notes is payable on January 15 and July 15 of each year.

The Company used a portion of the net proceeds from the issuance of the 1% Notes and the 2.25% Notes in the acquisitions of Travelweb and Active Hotels in 2004, and in the acquisition of Bookings in July 2005. The remaining proceeds are available for general corporate purposes, strategic uses and working capital requirements.

10. TREASURY STOCK

In the fourth quarter of 2005, the Company’s Board of Directors authorized the repurchase of up to $50 million of the Company’s common stock from time to time in the open market or in privately negotiated transactions. Under this program, the Company repurchased 235,715 shares of its common stock at an aggregate cost of $5.6 million in the three months ended March 31, 2006. All shares were repurchased at prevailing market prices. In December 2005, the Company repurchased 833,333 warrants to purchase its common stock at their then-current fair market value of $12.2 million.

The Company may make additional repurchases of shares under its stock repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors. Whether and when to initiate and/or complete any purchase of common stock and the amount of common stock purchased will be determined in the Company’s complete discretion. As of March 31, 2006, there were approximately 2.7 million shares of the Company’s common stock held in treasury.

11.  REDEEMABLE PREFERRED STOCK

In February 2006 and 2005, the Company issued Delta Air Lines, Inc. a dividend on the Series B Redeemable Preferred Stock in the amount of 40,240 shares of the Company’s common stock. As a result, the Company recorded a non-cash dividend charge of $865,000 and $878,000 in the first quarter of 2006 and 2005, respectively.

12. GOODWILL

A substantial majority of the Company’s goodwill relates to its acquisitions of Travelweb LLC, Active Hotels Ltd. (“Active Hotels”), and Bookings.

Change in goodwill for the period ended March 31, 2006 consists of the following (in thousands):

Balance at January 1, 2006	$198,417

Currency translation adjustments	2,922

Balance at March 31, 2006	$201,339

13. TAXES

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

The Company recognizes income tax expense related to income generated outside of the United States based upon the applicable tax rates of the foreign countries in which the income is generated. During the three months ended March 31, 2006, the substantial majority of the Company’s foreign-sourced income has been generated in the United Kingdom and the Netherlands. In connection with the acquisitions of Active Hotels and Bookings, the Company instituted structural and financial arrangements which it and its tax advisors believe are reasonable and customary, but which are subject to review and approval by the relevant foreign taxing jurisdiction. To the extent such arrangements are not approved by the foreign taxing jurisdictions, it could result in a cumulative adjustment to tax expense and a higher future effective tax rate.

The Company has significant deferred tax assets, resulting principally from domestic net operating loss carryforwards (“NOLs”). As required by SFAS No. 109, “Accounting for Income Taxes,” the Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of these deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of our deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carryforward periods available to it for tax reporting purposes, and other relevant factors. Through June 30, 2005, the Company provided a valuation allowance for the full amount of the deferred tax asset. Management concluded in the third quarter 2005, based upon its assessment of positive and negative evidence, that it is more likely than not that a portion of the deferred tax assets will be realized. Accordingly, the Company recorded a non-cash tax benefit in the third quarter 2005, resulting from a $170.5 million reversal of a portion of its valuation allowance on its deferred tax assets. It is the Company’s belief that it is more likely than not that its remaining deferred tax assets will not be realized and, accordingly, a valuation allowance remains against those assets. The valuation allowance may need to be adjusted in the future if facts and circumstances change, causing a reassessment of the realization of its deferred tax assets. The deferred tax asset amounted to $157.9 million at March 31, 2006, and $158.7 million at December 31, 2005. The current portion, in the amount of $12.1 million, is recorded in prepaid expenses and other current assets on the Consolidated Balance Sheet.

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

The Company has recorded a deferred tax liability in the amount of $41.2 million at March 31, 2006, and $42.4 million at December 31, 2005, primarily related to the assignment of estimated fair value to certain purchased identifiable intangible assets associated with the acquisitions of Active Hotels and Bookings.

14. MINORITY INTERESTS

In connection with the Company’s acquisitions of Active Hotels in September 2004 and  Bookings in July 2005 and the reorganization of its European operations, key managers of Bookings and Active Hotels purchased shares of priceline.com International. In addition, these key managers were granted restricted stock and restricted stock units in priceline.com International shares that vest over time. As of March 31, 2006, the total aggregate minority interest in priceline.com International on a fully diluted basis was approximately 8.7%.

The holders of the minority interest in priceline.com International have the right to put their shares to the Company and the Company has the right to call their shares at a purchase price reflecting the fair market value of the shares at the time of the exercise of the put or call right. Subject to certain exceptions, (a) certain of the shares will be subject to the put and call options in March 2006, 2007 and 2008 and (b) certain of the shares will be subject to the put and call options in August 2006, 2007 and 2008. All purchased securities and vested granted securities described above can be put by the holders of the securities or called by the Company shortly after the consummation of a “change in control” of the Company.   The Company obtains an independent valuation of priceline.com International at each of these exercise dates. Based upon the latest valuation obtained in March 2006, the aggregate fair value of the minority interest in priceline.com International was $32.7 million on a fully diluted basis.

15. COMMITMENTS AND CONTINGENCIES

Litigation Related to Hotel Occupancy and Other Taxes

On December 30, 2004, the City of Los Angeles filed a putative class action complaint in Superior Court for the County of Los Angeles, on behalf of itself and other allegedly similarly situated cities in California, naming as defendants:  Hotels.com, L.P.; Hotel.com GP, LLC; Hotwire, Inc.; Cheaptickets, Inc.; Cendant Travel Distribution Services Group, Inc.; Expedia, Inc.; Internetwork Publishing Corp. (d/b/a Lodging.com); Lowestfare.com, Inc.; Maupintour Holding LLC; Orbitz, Inc.; Orbitz, LLC; priceline.com, Inc.; Site59.com, LLC; Travelocity.com, Inc.; Travelocity.com LP; Travelweb, LLC and Travelnow.com, Inc. (City of Los Angeles v. Hotels.com, Inc. et al.). The complaint alleged, among other things, that each of these defendants violated the Uniform Transient Occupancy Tax Ordinance of the City of Los Angeles, and allegedly similar ordinances of other California cities, with respect to the charges and remittance of amounts to cover taxes under such ordinances, and that such practices also constitute acts of unfair competition under California Business and Professions Code Section 17200, et seq. (“Section 17200”). On May 19, 2005, the court ordered limited discovery. On August 31, 2005, the City of Los Angeles filed an amended complaint adding a claim for a declaratory judgment. The amended complaint sought payment of alleged unpaid taxes owed, relief from conversion, including punitive damages, attorneys’ fees, and imposition of a constructive trust. On September 26, 2005, the court sustained the defendants’ demurrers on the ground of improper joinder of defendants and claims, and therefore, dismissed the amended complaint, with leave to file amended complaint further addressing the joinder issue. On February 8, 2006, the City of Los Angeles filed a second amended complaint that asserts the same claims but includes additional allegations of fact. On March 27, 2006, the defendants filed demurrers to the second amended complaint. Those demurrers have been fully briefed. On March 31, 2006, the defendants filed with the Judicial Council of California a petition for coordination of this matter with the City of San Diego case (discussed below). The Judicial Council has assigned that motion to the Managing Judge of the Complex Case Division of the Superior Court for the County of Los Angeles. In light of that assignment, the judge currently hearing the City of Los Angeles case has stayed further proceedings pending resolution of that motion.

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

On October 5, 2005, the City of Fairview Heights, Illinois filed a putative class action complaint in the Circuit Court, Twentieth Judicial Circuit, St. Clair County, Illinois on behalf of itself and other similarly situated taxing entities in Illinois, against Orbitz, Inc.; Orbitz, LLC; Hotels.com, L.P.; Hotels.com GP, LLC; Hotwire, Inc.; Cheaptickets Inc.; Cendant Travel Distribution Services Group, Inc.; Expedia, Inc.; Internetwork Publishing Corp. (d/b/a Lodging.com); Lowestfare.com, Inc.; Maupintour Holding, LLC; priceline.com, Inc.; Site59.com, LLC; Travelocity.com, Inc.; Travelocity.com, L.P.; Travelweb, LLC and Travelnow.com, Inc. (City of Fairview Heights

v. Orbitz, Inc., et al.). The complaint alleges, among other things, that each of these defendants violated Section 36-2-1, et seq., of the Revised Ordinances of the City of Fairview Heights, Illinois and similar laws of other Illinois taxing entities with respect to the charges and remittance of amounts to cover taxes under the ordinances. The complaint also asserts claims for violation of the Illinois Consumer Fraud and Deceptive Practices Act, 815 ILCS 505/1, similar laws in other states, conversion and unjust enrichment. The complaint seeks compensatory damages, attorneys’ fees and other relief. On November 28, 2005, the Company and certain other defendants removed this action to the United States District Court for the Southern District of Illinois. On January 17, 2006, the defendants moved to dismiss the complaint. On February 10, 2006, the City of Fairview Heights moved to remand this action to state court. Both the defendants’ motion to dismiss and the plaintiff’s motion to remand have been fully briefed and the parties are awaiting decisions on those motions.

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

On November 1, 2005, the City of Chicago, Illinois, filed a complaint in the Circuit Court of Cook County, Illinois against Hotels.com, L.P.; Hotwire, Inc.; Cheaptickets, Inc.; Cendant Travel Distribution Services Group, Inc.; Expedia, Inc.; Internetwork Publishing Corp. (d/b/a Lodging.com); Lowestfare.com, Inc.; Maupintour Holding, LLC; Maupintour, LLC; Orbitz, Inc.; Orbitz, LLC; priceline.com, Inc.; Site59.com, LLC; Travelocity.com, Inc.; Travelocity.com LP; Travelweb, LLC and Travelnow.com, Inc. (City of Chicago, Illinois v. Hotels.com,  L.P., et al.)  The complaint alleges, among other things, that each of these defendants violated the Chicago Hotel Accommodations Tax Ordinance of Chapter 3-24 of the Municipal Code of Chicago with respect to the charges and remittance of amounts to cover taxes under the Code. The complaint also asserts claims for conversion, imposition of a constructive trust, and a demand for a legal accounting. The complaint seeks payment of alleged unpaid taxes owed, disgorgement and restitution of all funds allegedly owed to Plaintiff, an accounting, penalties, attorneys’ fees, and other relief. On January 31, 2006, the defendants moved to dismiss the complaint. That motion has been fully briefed and argument is scheduled for May 17, 2006.

On November 18, 2005, the City of Rome, Georgia, Hart County, Georgia, and the City of Cartersville, Georgia filed a putative class action complaint in the United States District Court for the Northern District of Georgia on behalf of themselves and other cities, counties and governments which have enacted transient occupancy taxes and/or excise taxes on lodging in the State of Georgia against Hotels.com, L.P.; Hotels.com GP, LLC; Hotwire, Inc.; Cheap Tickets, Inc.; Cendant Travel Distribution Services Group, Inc.; Expedia, Inc.; Internetwork Publishing Corp. (d/b/a Lodging.com); Lowestfare.com, Inc.; Maupintour Holding, LLC; Orbitz, Inc.; Orbitz, LLC; priceline.com, Inc.; Site59.com, LLC; Travelocity.com, Inc.; Travelocity.com, L.P.; Travelweb, LLC; Travelnow.com, Inc.; Onetravel, Inc. (d/b/a onetravel.com) and Does 1 through 1000. (City of Rome, Georgia, et al., v. Hotels.com L.P., et al.)  The complaint alleges, among other things, that each of these defendants violated excise tax ordinances and sales and use tax ordinances of cities and counties in Georgia with respect to the charges and remittance of amounts to cover taxes under those ordinances. The complaint further alleges that each of these defendants failed to identify and categorize each of those taxes. The complaint also asserts claims for violation of Georgia’s Uniform Deceptive and Unfair Trade Practices Act, conversion, unjust enrichment, a constructive trust and a declaratory judgment. The complaint seeks compensatory damages, disgorgement, injunctive relief, penalties available by law, attorneys’ fees and other relief. On February 6, 2006, the Company and certain other defendants moved to dismiss the complaint. That motion has been fully briefed and the parties are awaiting a decision. On

March 20, 2006, the plaintiffs filed a motion to add the Georgia Revenue Commissioner as a party. The Georgia Revenue Commissioner has intervened to oppose his joinder in this case. The plaintiffs’ motion to join the Revenue Commissioner has been fully briefed and the parties are awaiting a decision.

On December 1, 2005, Pitt County, North Carolina, filed a putative class action complaint in the North Carolina General Court of Justice, Superior Court Division, on behalf of all North Carolina political subdivisions that impose occupancy taxes on lodging against Hotels.com, L.P.; Hotels.com GP, LLC; Hotwire, Inc.; Cheap Tickets, Inc.; Cendant Travel Distribution Services Group, Inc.; Expedia, Inc.; Internetwork Publishing Corp. (d/b/a Lodging.com); Lowestfare.com, Inc.; Maupintour Holding, LLC; Orbitz, Inc.; Orbitz, LLC; priceline.com, Inc.; Site59.com, LLC; Travelocity.com, Inc.; Travelocity.com LP; Travelweb, LLC; Travelnow.com, Inc. and Does 1 through 1000. (Pitt County v. Hotels.com, L.P., et al.)  The complaint alleges, among other things, that each of these defendants violated unspecified room occupancy tax ordinances of Pitt County and other putative class members with respect to the charges and remittance of amounts to cover taxes under those ordinances. The complaint also asserts claims for violation of North Carolina General Statute § 75-1, et seq., conversion, a constructive trust and a declaratory judgment. The complaint seeks compensatory damages, disgorgement, penalties available by law, attorneys’ fees and other relief. On February 13, 2006, the Company and certain other defendants removed this action to the United States District Court for the Eastern District of North Carolina. On March 13, 2006, the Company and other defendants moved to dismiss the complaint. That motion is being briefed.

On February 9, 2006, the City of San Diego, California filed a complaint in Superior Court for the County of San Diego against Hotels.com, L.P.; Hotels.com GP, LLC; Hotwire, Inc.; Cheap Tickets, Inc.; Cendant Travel Distribution Services Group, Inc.; Expedia, Inc.; Internetwork Publishing Corp. (d/b/a Lodging.com); Lowestfare.com, Inc.; Maupintour Holding, LLC; Orbitz, Inc.; Orbitz, LLC; priceline.com, Inc.; Site59.com, LLC; Travelocity.com, Inc.; Travelocity.com, L.P.; Travelweb, LLC; Travelnow.com, Inc. and Does 1 through 1000. (City of San Diego, California, v. Hotels.com L.P., et al.)  The complaint alleges, among other things, that each of these defendants violated the Uniform Transient Occupancy Tax Ordinance of the City of San Diego with respect to the charges and remittance of amounts to cover taxes under that ordinance, and that such practices also constitute acts of unfair competition under Section 17200. The complaint seeks payment of alleged unpaid taxes owed, relief from conversion, including punitive damages, attorneys’ fees, imposition of a constructive trust, and a declaratory judgment. On March 21, 2006, the court designated the action complex and stayed further proceedings pending a motion for coordination to be filed with the Judicial Council of California. On March 31, 2006, the defendants filed with the Judicial Council of California a petition for coordination of this matter with the City of Los Angeles case (discussed above). The Judicial Council has assigned that motion to the Managing Judge of the Complex Case Division of the Superior Court for the County of Los Angeles.

On March 29, 2006, the City of Atlanta, Georgia filed a complaint in the Superior Court of Fulton County, Georgia against Hotels.com, L.P.; Hotels.com GP, LLC; Hotwire, Inc.; Cheap Tickets, Inc.; Cendant Travel Distribution Services Group, Inc.; Expedia, Inc.; Internetwork Publishing Corp. (d/b/a Lodging.com); Lowestfare.com, Inc.; Onetravel Holdings, Inc.; Onetravel, Inc.; Orbitz, Inc.; Orbitz, LLC; priceline.com, Inc.; Site59.com, LLC; Travelocity.com, Inc.; Travelocity.com, L.P.; and Travelnow.com, Inc. (City of Atlanta, Georgia, et al., v. Hotels.com L.P., et al.)  The complaint alleges, among other things, that each of these defendants violated the City’s hotel occupancy tax ordinance with respect to the charges and remittance of amounts to cover taxes under that ordinance. The complaint also asserts claims for a declaratory judgment, conversion, unjust enrichment, a constructive trust and a demand for an equitable accounting. The complaint seeks compensatory damages, a preliminary and permanent injunction, penalties available by law, attorneys’ fees and other relief. On March 30, 2006, the Company and Lowestfare.com Inc. were served with the complaint. The defendants presently are scheduled to answer or otherwise respond to the complaint on or before June 5, 2006.

On April 26, 2006, the City of Charleston, South Carolina filed a complaint in the Court of Common Pleas, Ninth Judicial Circuit of South Carolina, against Hotel.com; Hotels.com GP, LLC; Hotwire, Inc.; Cheap Tickets, Inc.; Cendant Travel Distribution Services Group, Inc.; Expedia, Inc.; Internetwork Publishing Corp. (d/b/a Lodging.com); Lowestfare.com, Inc.; Maupintour Holding, LLC; Orbitz, Inc.; Orbitz, LLC; priceline.com, Inc.; Site59.com, LLC; Travelocity.com, Inc.; Travelocity.com, L.P.; Travelweb, LLC and Travelnow.com, Inc. (City of Charleston, South Carolina, et al., v. Hotel.com, et al.)  The complaint alleges, among other things, that each of these defendants violated the Municipal Accommodations Fee Ordinances of the City of Charleston with respect to the charges and remittance of amounts to cover taxes under those ordinances. The complaint also asserts claims for conversion, a constructive trust and a demand for a legal accounting. The complaint seeks compensatory damages, disgorgement, an accounting, penalties available by law, attorneys’ fees and other relief. The Company, Lowestfare.com Inc. and Travelweb LLC have not been served with the complaint.

On May 8, 2006, the Company was informed that the City of San Antonio, Texas has filed or intends to file a putative class action suit in federal court on behalf of other cities against one or more of the defendants in the putative class actions brought by cities discussed above. The Company has not been served with the complaint in this action.

At various times the Company has also received inquiries, threats of litigation or proposed tax assessments from municipalities and other taxing jurisdictions relating to its charges and remittance of amounts to cover state and local hotel occupancy and other related taxes. The City of New Orleans, Louisiana, the City of Madison, Wisconsin, and the State of Wisconsin Department of Revenue, among others, have stated that they may assert claims against the Company for allegedly unpaid state or local hotel occupancy or related taxes. The Company is unable at this time to predict whether any such assertions will result in litigation.

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
Kwan v. priceline.com Inc., Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 3:00 CV 2069 (District of Connecticut).
Krim v. priceline.com Inc., Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 3:00 CV 2083 (District of Connecticut).
Karas v. priceline.com Inc., Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 3:00 CV 2232 (District of Connecticut).
Michols v. priceline.com Inc., Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 3:00 CV 2280 (District of Connecticut).

All of these cases were assigned to Judge Dominic J. Squatrito. On September 12, 2001, Judge Squatrito ordered that these cases be consolidated under the Master File No. 3:00cv1884 (DJS), and he designated lead plaintiffs and lead plaintiffs’ counsel. On October 29, 2001, plaintiffs served a Consolidated Amended Complaint. On February 5, 2002, Amerindo Investment Advisors, Inc., who was one of the lead plaintiffs in the consolidated action, made a motion for leave to withdraw as lead plaintiff. The Court granted that motion on May 30, 2002. On February 28, 2002, the Company filed a motion to dismiss the Consolidated Amended Complaint. On October 7, 2004, the Court issued a Memorandum of Decision granting, in part, and denying, in part, the Company’s motion. A scheduling order was entered by the Court on November 2, 2004 and the parties are now proceeding with discovery. On December 8, 2005, the Court issued a Memorandum of Decision and Order stating that the November 2, 2004 scheduling order would be revised, but only after the parties have provided more details about the status of discovery. Plaintiffs filed a motion for class certification on January 7, 2005 and the Company filed its opposition to that motion. On April 4, 2006, the Court issued a Memorandum of Decision granting, in part, and denying, in part, the plaintiffs’ motion. The Court certified a class and approved five of the six proposed class representatives. On May 4, 2006, the case was transferred to Judge Christopher F. Droney. [The Court gave the plaintiffs until May 5, 2006 to submit a proposed notice and proposed means for providing notice to the class.]  Objections thereto or alternative proposals are due on or before May 19, 2006. The Company intends to defend vigorously against this action. The Company is unable to predict the outcome of these suits or reasonably estimate a range of possible loss, if any.

In addition, on November 1, 2000 the Company was served with a complaint that purported to be a shareholder derivative action against its Board of Directors and certain of its current and former executive officers, as well as the Company (as a nominal defendant). The complaint alleged breach of fiduciary duty and waste of corporate assets. The action is captioned Mark Zimmerman v. Richard Braddock, J. Walker, D. Schulman, P. Allaire, R. Bahna, P. Blackney, W. Ford, M. Loeb, N. Nicholas, N. Peretsman, and priceline.com Incorporated, 18473-NC (Court of Chancery of Delaware, County of New Castle, State of Delaware). On February 6, 2001, all defendants moved to dismiss the complaint for failure to make a demand upon the Board of Directors and failure to state a cause of action upon which relief can be granted. Pursuant to a stipulation by the parties, an amended complaint was filed on June 21, 2001. Defendants renewed their motion to dismiss on August 20, 2001, and plaintiff served his opposition to that motion on October 26, 2001. Defendants filed their reply brief on January 7, 2002. On December 20, 2002, the Court granted defendants’ motion without prejudice. On April 25, 2003, a second amended complaint, adding H. Miller, was filed and a motion seeking leave of court to file the second amended complaint was filed on July 28, 2003. That motion was fully briefed, and oral argument took place on May 9, 2005. Immediately following oral argument, the Court dismissed three of the four counts in the second amended complaint. All of the counts against defendants Allaire, Bahna, Blackney, Ford, Loeb, Miller, Peretsman and Schulman have now been dismissed. On September 8, 2005, the Court granted plaintiff leave to file the second amended complaint as to the one remaining count. Defendants filed a motion requesting that the Court certify its September 8, 2005 order for interlocutory appeal to the Delaware Supreme Court, and the Court granted that motion on October 6, 2005. On October 17, 2005, the Delaware Supreme Court accepted the interlocutory appeal. The appeal was fully briefed, and oral argument took place on February 22, 2006. In an Order dated April 3, 2006, the Delaware Supreme Court stated that the appeal now is to be scheduled for oral argument and determination by the Court en banc without further briefing. The Delaware Supreme Court has called the appeal for argument on June 28, 2006. Discovery in the case and the time in which Defendants are required to respond to the second amended complaint have been stayed pending the Delaware Supreme Court’s entry of mandate.  The Company intends to defend vigorously against this action. The Company is unable to predict the outcome of the suit or reasonably estimate a range of possible loss, if any.

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

With respect to all the above matters, the Company will continue to evaluate the possibility of a loss and will, in accordance with Statement of Financial Accounting Standard No. 5, Accounting for Contingencies (“FASB 5”), record appropriate provision, if and when a loss is considered probable.

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

•                              Customer processing fees charged in connection with the sale of both Name Your Own Price® and price-disclosed airline tickets, hotel rooms and rental cars services;

•                              Worldspan, L.P. reservation booking fees related to both our Name Your Own Price® airline ticket, hotel room and rental car services, and price-disclosed airline tickets and rental car services;

•                              Transaction revenue from our price-disclosed hotel room service; and

•                              Other revenues derived primarily from selling advertising on our websites.

Trends. The online sale of travel services has been one of the fastest growing sectors of the Internet since the late 1990s. While the online market for travel services continues to experience significant annualized growth, we believe that the domestic market share of third-party distributors, like priceline.com, has declined over the recent past and that the growth of the domestic online market for travel services has slowed. We believe the decline in market share is attributable, in part, to a concerted initiative by travel suppliers to direct customers to their own websites in an effort to reduce distribution expenses and establish more direct control over their pricing. In addition, over the course of 2005, and through the first quarter of 2006, airlines and hotel chains generally experienced year-over-year increases in load factors (a common metric that measures airplane customer usage) and occupancy rates (a common metric that measures hotel customer usage), respectively, which leaves them with less excess inventory to provide third party intermediaries like priceline.com. Notwithstanding these trends, we continue to believe that the market for online travel services is an attractive market with continued opportunity for growth, in particular, in certain international markets.

Because we believe that an opportunity for growth exists in certain international markets, and since prior to the fourth quarter of 2004 substantially all of our revenue was generated in the U.S., we have taken steps to expand the markets we serve. In September 2004, we acquired Active Hotels Ltd., a U.K. based online hotel service. Active Hotels gives us a strong presence in the U.K.’s online hotel market. Furthermore, in July 2005, we acquired Amsterdam-based Bookings B.V., one of Europe’s leading Internet hotel reservation services, with offices primarily in Amsterdam, Barcelona, Berlin, Loule, Paris, Rome and Pisa. All of our European operations, including Active

Hotels and Bookings, are majority-owned by us. A minority interest in our European business is held by our European managers responsible for that business. We work with a range of chain-owned and independently owned hotels across Europe and in major cities around the world to provide hotel reservations on various websites in multiple languages.

Our European operations are an important contributor to our business and we expect that over the remainder of 2006, they will represent a growing percentage of our total gross bookings and net income. In addition to the ongoing businesses of our European operations, which consist primarily of offering European hotel rooms to European customers, over the course of 2006, we intend to offer European customers access to our U.S. based travel services and to enhance the European travel services that we currently offer U.S. customers.

As our European operations become more meaningful contributors to our results, we have seen, and expect to continue to see, changes in certain of our operating expenses and other financial metrics. For example, because our European operations utilize online affiliate marketing and Internet search engines, principally through the purchase of travel-related keywords, as principal means of generating traffic to their websites, our online advertising expense has increased significantly since our acquisition of those companies, a trend we expect to continue throughout 2006. In addition, and as discussed in more detail below, since the acquisitions of Active Hotels and Bookings, we have seen the effects of seasonal fluctuation on our results change as a result of different revenue recognition policies that apply to our European hotel service (as well as our domestic retail hotel service) and the increased importance of European hotel bookings to our results of operations. While we are unable at this time to anticipate the impact, if any, that the 2006 World Cup to be held in Germany in June and July 2006 will have on our European results, we do expect to experience some volatility in our European gross bookings and revenues.

Our overall financial prospects and, in particular, the financial prospects of our domestic business, have been and continue to be significantly dependent upon the sale of leisure airline tickets and, as a result, the health of our business has been directly related to the health of the airline industry. Most domestic airlines, and many of our major suppliers, have experienced, and continue to experience, significant losses. These losses have been compounded by competition from low-cost carriers and, more recently, by high fuel prices, which we believe increase the possibility of the additional bankruptcy and/or the liquidation of one or more of the major domestic airlines. As a result of these and other factors, many of the major airlines have deeply discounted retail airline tickets to maintain market share, simplified fare structures by removing restrictions associated with certain airline tickets and, as discussed in more detail in “Other” below, put pressure on third-party intermediaries like us to reduce airline distribution costs. These actions have had, and continue to have, a detrimental effect on our overall airline business and, in particular, our Name Your Own Price® airline ticket service, which is negatively impacted by deep retail discounting because it hurts our value proposition and makes users less willing to accept the trade-offs associated with the Name Your Own Price® service, for what has become, in many cases, modest fare savings.

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

Other. A number of travel suppliers, particularly airlines, have indicated publicly that, as part of an effort to reduce distribution costs, they intend to reduce their dependence over time on what they view to be the “expensive” components of certain distribution channels such as global distribution systems (GDSs). A number of travel suppliers have reached agreements with travel distributors that require rebates of all or part of the fees received from the GDS. We have agreed to rebate certain GDS costs to certain suppliers in exchange for contractual considerations such as those relating to pricing and availability, and expect to continue to do so in the future.

Additionally, travel suppliers are encouraging third-party travel intermediaries, such as us, to develop technology to bypass the GDS, such as enabling direct connections to the travel suppliers or using other alternatives to traditional GDSs. To this end, in February 2006, we entered into an agreement for the provision of GDS services with Sabre Inc. Development of the technology to connect to such alternative GDSs, or to enable direct connections to travel suppliers, requires the use of information technology resources and could cause us to incur additional operating expenses and delay other projects. We have been and believe that we will continue to be under significant pressure from travel suppliers, including most of the major domestic airlines and many of our significant hotel suppliers, to rebate all or part of the travel booking fees we receive from Worldspan, L.P. and to significantly reduce their distribution costs. In addition, during 2006, most agreements between GDSs and the major domestic airlines will expire, and while we expect the airlines to negotiate new agreements with reduced distribution costs, there can be no certainty as to what the terms and conditions of any new agreements will be. It is possible, and may be likely, that the GDSs or the GDSs acting in conjunction with the major airlines may create a structure that passes airline cost reductions on to us in the form of significantly reduced incentives, which would adversely affect our business and results of operations.

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

Seasonality. Prior to introducing a retail travel option to our customers, substantially all of our business was conducted under the Name Your Own Price® system and accordingly, because those services are non-refundable in nature, we recognize travel revenue at the time a booking was generated. We recognize revenue generated from our retail hotel service, however, including our European operations, at the time that the customer checks out of the hotel. As a result, we have seen and expect to continue to see, that a meaningful amount of retail hotel bookings generated earlier in the year, as customers plan and reserve their spring and summer vacations, will not be recognized until future quarters. From a cost perspective, however, we expense the substantial majority of our advertising activities as they are incurred, which is typically in the quarter in which bookings are generated. Therefore, as our retail hotel business continues to grow, we expect our quarterly results to become increasingly impacted by these seasonal factors.

Results of Operations

Three Months Ended March 31, 2006 compared to the Three Months Ended March 31, 2005

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

The number of airline tickets, hotel room nights and rental car days sold through our websites and the related gross bookings were as follows:

	Airline Tickets	Hotel Room Nights	Rental Car Days	Gross Bookings

Three Months ended March 31, 2006	728,000	4.2 million	1.6 million	$747 million

Three Months ended March 31, 2005	747,000	2.6 million	1.3 million	$510 million

Airline tickets sold decreased by 3% for the three months ended March 31, 2006, over the same period in 2005. The decrease in the number of airline tickets sold in the three months ended March 31, 2006, compared to the same period in 2005, was primarily attributable to a significant percentage decrease in the sale of Name Your Own Price® airline tickets, partially offset by an increase in the sale of retail airline tickets.

Hotel room nights sold increased by 63% for the three months ended March 31, 2006, over the same period in 2005. The increase in the number of hotel room nights sold in the three months ended March 31, 2006, compared to the same period in 2005, was primarily due to growth in our hotel room nights sold through (1) our European operations, which are substantially comprised of Active Hotels and Bookings, which were acquired in the third quarters of 2004 and 2005, respectively, and (2) our retail hotel service. This increase was partially offset by a decrease in the sale of Name Your Own Price® hotel room nights. Our retail hotel service, which was launched in March 2005, benefited from the enhanced integration of our retail and Name Your Own Price® services during the three months ended March 31, 2006.  We believe that the benefit to our retail hotel service came partially at the expense of sales of Name Your Own Price® hotel room nights during the quarter, as some amount of demand that may otherwise have been directed to the Name Your Own Price® service instead was directed to our retail hotel service.

Rental car days sold increased by 27% for the three months ended March 31, 2006, over the same period in 2005, due to increases in sales of our opaque and retail rental car services, which benefited from the launch of enhanced integration of retail and Name Your Own Price® services in the first quarter 2006, as well as from the launch of new features in 2005, including options for one-way destination and off-airport car rentals.

Gross bookings increased by 47% for the three months ended March 31, 2006, compared to the same period in 2005. The increase was driven primarily by an increase of 99% in “agency” bookings for the three months ended March 31, 2006, which was primarily attributable to (1) growth in our European operations, which are substantially comprised of Active Hotels and Bookings, which were acquired in the third quarters of 2004 and 2005, respectively; (2) the increased sale of retail airline tickets; (3) the inclusion of agency gross bookings relating to our retail hotel service launched in March 2005; and (4) the increased sale of retail rental cars. Merchant gross bookings decreased by 1% for the three months ended March 31, 2006. The decrease was primarily due to a decrease in the sale of opaque hotel room nights and opaque airline tickets, partially offset by an increase in merchant gross bookings relating to our retail hotel service and an increase in the sale of opaque rental car days.

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

We continue to experience a shift in the mix of our airline ticket business from a business historically focused exclusively on the sale of merchant (“opaque”) Name Your Own Price® travel services to a business that includes the sale of retail, price-disclosed travel services. Because merchant Name Your Own Price® travel services are reported on a “gross” basis and retail travel services are primarily recorded on a “net” basis, revenue increases and decreases are impacted by changes in the mix of the sale of merchant and retail travel services and, consequently, gross profit has become an increasingly important measure of evaluating growth in our business. Additionally, our European operations contributed approximately $22 million to our revenues for the three months ended March 31, 2006. Revenues generated by our European operations are primarily recorded on a “net” basis.

	Three Months Ended March 31,		Change
	($000)
	2006	2005

Merchant Revenues	$210,438	$217,528	(3.3%)
Agency Revenues	30,381	14,925	103.6%
Other Revenues	1,095	939	16.6%
Total Revenues	$241,914	$233,392	3.7%

                Merchant Revenues

Merchant revenue for the three months ended March 31, 2006 decreased by 3.3%, compared to the same period in 2005, primarily due to a decrease in the sale of Name Your Own Price® room nights and airline tickets, which was partially offset by an increase in the sale of Name Your Own Price® rental car days and merchant price-disclosed hotel room nights. We believe that the decrease in the number of Name Your Own Price® room nights and airline tickets sold was due to the availability of retail alternatives on our website and the fact that lower retail airline ticket pricing causes customers who might normally be willing to make the tradeoffs associated with our Name Your Own Price® airline service in exchange for savings off of higher retail rates, to purchase travel services at the lower retail rates, or from “low-cost” carriers, without having to make any trade-offs.

Agency Revenues

Agency revenues for the three months ended March 31, 2006 increased 103.6%, compared to the same period in 2005, primarily as a result of (1) growth in our European operations, which contributed $21.4 million and $7.0 million of agency revenue for the three months ended March 31, 2006 and 2005, respectively; and (2) increased sales of retail hotel room nights and rental car days. Results from our European operations are substantially comprised of Active Hotels and Bookings, which were acquired in the third quarters of 2004 and 2005, respectively.

Other Revenues

Other revenues during the three months ended March 31, 2006 consisted primarily of: (1) advertising revenues; and (2) fees for referring customers to pricelinemortgage.com for home financing services. Other revenues for the three months ended March 31, 2006 increased 16.6% compared to the same period in 2005, primarily as a result of higher online advertising revenue.

Cost of Revenues and Gross Profit

	Three Months Ended March 31,		Change
	($000)
	2006	2005

Cost of Merchant Revenues	$169,683	$175,685	(3.4%)
% of Merchant Revenues	80.6%	80.8%
Cost of Agency Revenues	—	—	—
% of Agency Revenues	0.0%	0.0%
Cost of Other Revenues	—	—	—
% of Other Revenues	0.0%	0.0%
Total Cost of Revenues	$169,683	$175,685	(3.4%)
% of Revenues	70.1%	75.3%

Cost of Revenues

During the three months ended March 31, 2006, cost of revenues decreased by 3.4%, compared to the same period in 2005, due primarily to a shift in the mix of revenue from merchant services toward agency services that have higher gross margins. Merchant Name Your Own Price® transactions, whose revenues are recorded “gross” with a corresponding cost of revenue, represented a smaller percentage of transactions as compared to retail transactions which are recorded “net” with no corresponding cost of revenues.

Cost of Merchant Revenues

For the three months ended March 31, 2006, cost of merchant revenues consisted primarily of: (1) the cost of opaque hotel rooms from our suppliers, net of applicable taxes, (2) the cost of opaque airline tickets from our suppliers, net of the federal air transportation tax, segment fees and passenger facility charges imposed in connection with the sale of airline tickets; and (3) the cost of opaque rental cars from our suppliers, net of applicable taxes. Cost of merchant revenues for the three months ended March 31, 2006 decreased by 3.4% compared to the same period in 2005, due primarily to a decrease in overall merchant revenues. Merchant price-disclosed hotel revenues are recorded at their net amounts, which are amounts received less amounts paid to suppliers and therefore, there are no associated costs of merchant price-disclosed hotel revenues.

Cost of Agency Revenues

Agency revenues are recorded at their net amount, which are amounts received less amounts paid to suppliers, if any, and therefore, there are no costs of agency revenues.

Cost of Other Revenues

For the three months ended March 31, 2006 and 2005, there were no costs of other revenues.

Gross Profit

Total gross profit for the three months ended March 31, 2006 increased by 25.2% compared to the same period in 2005, primarily as a result of increased revenue from (1) our European operations, which are substantially comprised of Active Hotels and Bookings, which were acquired in the third quarters of 2004 and 2005, respectively; (2) increased sales of retail travel services; and (3) increased sales of Name Your Own Price® rental car days. These increases were partially offset by decreases in gross profit from our Name Your Own Price® hotel and airline ticket services. The contribution to gross profit from airline ticket sales during the three months ended March 31, 2006 was lower than the same period in 2005 to a greater degree than the decrease in the sale of airline tickets in the three months ended March 31, 2006 compared to the same period in 2005, primarily as a result of inventory constraints and a reduction in GDS fees. Total gross margin (gross profit expressed as a percentage of total revenue) increased during the three months ended March 31, 2006, compared to the same period in 2005, because Name Your Own Price® transactions, whose revenues are recorded “gross” with a corresponding cost of revenue, represented a smaller percentage of transactions compared to retail, price-disclosed transactions which are primarily recorded “net” with no corresponding cost of revenues. Because Name Your Own Price® transactions are reported “gross” and retail transactions are primarily recorded on a “net” basis, we believe that gross profit has become an increasingly important measure of evaluating growth in our business.

	Three Months Ended March 31,		Change
	($000)
	2006	2005

Merchant Gross Profit	$40,755	$41,843	(2.6%)
Merchant Gross Margin	19.4%	19.2%
Agency Gross Profit	30,381	14,925	103.6%
Agency Gross Margin	100.0%	100.0%
Other Gross Profit	1,095	939	16.6%
Other Gross Margin	100.0%	100.0%
Total Gross Profit	$72,231	$57,707	25.2%
Total Gross Margin	29.9%	24.7%

Merchant Gross Profit

Merchant gross profit consists of merchant revenues less the cost of merchant revenues. For the three months ended March 31, 2006, merchant gross profit decreased from the same period in 2005, primarily due to a decrease in the sale of Name Your Own Price® airline tickets, which was partially offset by an increase in the sale of Name Your Own Price® rental car days and merchant price-disclosed hotel room nights. Merchant gross margin increased primarily because Name Your Own Price® transactions, whose revenues are recorded “gross” with a corresponding cost of revenue, represented a smaller percentage of transactions in the three months ended March 31, 2006, when compared to merchant price-disclosed hotel transactions, which are recorded “net” with no corresponding cost of revenues.

Agency Gross Profit

Agency gross profit consists of agency revenues, which are recorded net of agency costs, if any. For the three months ended March 31, 2006, agency gross profit increased over the same period in 2005, primarily as a result of (1) growth in our European operations, which are substantially comprised of Active Hotels and Bookings, which were acquired in the third quarters of 2004 and 2005, respectively; and (2) increased sales of retail hotel room nights and rental car days.

Other Gross Profit

During the three months ended March 31, 2006, other gross profit increased from the same period in 2005 primarily as a result of higher online advertising revenues.

Operating Expenses

Advertising
	Three Months Ended March 31,		Change
	($000)
	2006	2005
Offline Advertising	$9,438	$11,072	(14.8%)
% of Total Gross Profit	13.1%	19.2%
Online Advertising	$21,861	$9,932	120.1%
% of Total Gross Profit	30.3%	17.2%

Offline advertising expenses consist primarily of: (1) the expenses associated with domestic television and radio advertising; and (2) agency fees, the cost for creative talent and production costs for television and radio commercials. For the three months ended March 31, 2006, offline advertising expenses were lower than in the same period in 2005, as we shifted more of our domestic advertising budget to online advertising. Online advertising expenses primarily consist of the costs of (1) search engine keyword purchases; (2) affiliate programs; (3) banner and pop-up advertisements; and (4) e-mail advertisements. For the three months ended March 31, 2006, online advertising expenses increased over the same period in 2005, primarily due to an increase in online advertising expenses related to our European operations, which rely primarily on online advertising to drive their businesses and a shift of our domestic advertising budget to online.

Sales and Marketing

	Three Months Ended March 31,		Change
	($000)
	2006	2005
Sales and Marketing	$9,582	$8,208	16.7%
% of Total Gross Profit	13.3%	14.2%

Sales and marketing expenses consist primarily of (1) credit card processing fees associated with merchant transactions; (2) fees paid to third-party service providers that operate our call centers; and (3) provisions for credit card charge-backs. For the three months ended March 31, 2006, sales and marketing expenses, which are substantially variable in nature, increased over the same period in 2005, primarily due to increased gross booking volumes.

Personnel

	Three Months Ended March 31,		Change
	($000)
	2006	2005
Personnel	$16,454	$11,222	46.6%
% of Total Gross Profit	22.8%	19.4%

Personnel expenses consist of compensation to our personnel, including salaries, bonuses, taxes, employee health benefits and stock based compensation. For the three months ended March 31, 2006, personnel expenses increased over the same period in 2005, primarily due to increased personnel expenses associated with our European operations, which are substantially comprised of Active Hotels and Bookings, which were acquired in the third quarters of 2004 and 2005, respectively, and an increase in stock-based compensation due mainly to the adoption of SFAS 123(R) on January 1, 2006, which requires companies to record non-cash compensation expense related to stock options granted to employees. Stock based compensation expense was approximately $3.0 million for the three months ended March 31, 2006, and approximately $714,000 for the three months ended March 31, 2005.

General and Administrative

	Three Months Ended March 31,		Change
	($000)
	2006	2005
General and Administrative	$5,737	$4,237	35.4%
% of Total Gross Profit	7.9%	7.3%

General and administrative expenses consist primarily of: (1) fees for outside professionals; (2) occupancy expenses; (3) business insurance; and (4) litigation related expenses. General and administrative expenses increased during the three months ended March 31, 2006 over the same period during 2005, due to increased general and administrative expenses associated with our European operations, which are substantially comprised of Active Hotels and Bookings, which were acquired in the third quarters of 2004 and 2005, respectively, and additional fees for outside professionals and expenses related to pending litigation.

Information Technology

	Three Months Ended March 31,		Change
	($000)
	2006	2005
Information Technology	$2,307	$2,739	(15.8%)
% of Total Gross Profit	3.2%	4.7%

Information technology expenses consist primarily of: (1) system maintenance and software license fees; (2) data communications and other expenses associated with operating our Internet sites; and (3) payments to outside contractors. For the three months ended March 31, 2006, we believe that information technology expenses decreased domestically from the same period in 2005 in part due to efficiencies resulting from the integration of Travelweb’s operations. This decrease was partially offset by increased information technology expenses associated with our European operations, which are substantially comprised of Active Hotels and Bookings, which were acquired in the third quarters of 2004 and 2005, respectively.

Depreciation and Amortization

	Three Months Ended March 31,		Change
	($000)
	2006	2005
Depreciation and Amortization	$7,946	$5,466	45.4%
% of Total Gross Profit	11.0%	9.5%

Depreciation and amortization expenses consist of:  (1) amortization of intangible assets with determinable lives; (2) amortization of internally developed and purchased software, (3) depreciation of computer equipment; and (4) depreciation of leasehold improvements, office equipment and furniture and fixtures. For the three months ended March 31, 2006, depreciation and amortization expense increased from the same period in 2005, primarily as a result of increased non-cash acquisition related amortization expenses associated with our European operations, which are substantially comprised of Active Hotels and Bookings, which were acquired in the third quarters of 2004 and 2005, respectively.

Restructuring Charge (Reversal)

	Three Months Ended March 31,		Change
	($000)
	2006	2005
Restructuring Charge (Reversal)	$135	$(336)	140.2%

In the three months ended March 31, 2006, we recorded a net restructuring charge of approximately $135,000 related to vacated leased property. In the three months ended March 31, 2005, we recorded a net restructuring reversal of approximately $336,000 related to estimated costs to complete certain restructuring activities in Europe.

Interest

	Three Months Ended March 31,		Change
	($000)
	2006	2005
Interest Income	$1,575	$1,456	8.2%
Interest Expense	(1,498)	(1,293)	15.9%
Total	$77	$163	(52.8%)

For the three months ended March 31, 2006, interest income on cash and marketable securities increased over the same period in 2005, primarily due to higher prevailing interest rates. Interest expense increased for the three months ended March 31, 2006 over the same period in 2005 due to an increase in prevailing interest rates on the variable portion of the interest rate swap agreement related to our 1% Convertible Senior Notes.

Taxes

	Three Months Ended March 31,		Change
	($000)
	2006	2005
Income tax benefit	$741	$290	155.5%

For the three months ended March 31, 2006 we recorded an income tax benefit of approximately $741,000. The tax benefit is primarily attributable to our European operations and is partially offset by a U.S. tax provision. We commenced recording a US tax provision in the third quarter of 2005 upon recording the reversal of a portion of our valuation allowance on our deferred tax assets. This non-cash provision will materially negatively impact future net income and earnings per share as compared to prior periods. Due to our significant net operating loss carryforwards, we do not expect to pay cash taxes on our U.S. federal taxable income tax for the foreseeable future. We expect to make cash payments for U.S. alternative minimum tax and for certain international taxes. In connection with the acquisitions of Active Hotels and Bookings, we instituted structural and financial arrangements which we and our tax advisors believe are reasonable and customary, but which are subject to review and approval by the relevant foreign taxing jurisdiction. To the extent such arrangements are not approved by the foreign taxing jurisdictions, it could result in a cumulative adjustment to tax expense and a higher future effective tax rate.

Equity in Income (Loss) of Investees and Minority Interests

	Three Months Ended March 31,		Change
	($000)
	2006	2005
Equity in Income (Loss) of Investees and Minority Interests	$201	($10)	N/M

Equity in income of investees and minority interests for the three months ended March 31, 2006 and 2005, represented (1) minority interests associated with the 8.7% ownership of priceline.com International that is held by certain managers of that business; and (2) our pro rata share of pricelinemortgage.com’s net results. Additionally, our pro rata share of equity income (loss) of investees is included for the three months ended March 31, 2006. The increase in equity in income of investees and minority interests versus the prior year was primarily due to an increase in the aforementioned minority interests in priceline.com International.

Liquidity and Capital Resources

As of March 31, 2006, we had $188.4 million in cash, cash equivalents, short-term investments and restricted cash. Approximately $21.0 million is restricted cash on deposit collateralizing letters of credit issued in favor of our credit card processor, certain suppliers and landlords. We generally invest excess cash to make such funds readily available for operating purposes. Cash equivalents and short-term investments are primarily comprised of highly liquid, high quality, investment grade debt instruments.

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

Net cash provided by operating activities for the three months ended March 31, 2006 was $20.3 million, resulting from a net loss of $99,000, non-cash items not affecting March 31, 2006 cash flows of $11.1 million and $9.3 million of changes in working capital. The changes in working capital for the three months ended March 31, 2006, were primarily related to a $4.2 million increase in accounts receivable, offset by a $17.2 million increase in accounts payable and accrued expenses. The increases in accounts receivable and accounts payable were primarily due to increases in revenues and related cost of revenues attributable to increased hotel, vacation package and rental car transactions. Non-cash items were primarily associated with stock-based compensation expense, the deferred income tax benefit, depreciation and amortization of property and equipment and intangible assets, primarily those acquired in our acquisitions of Travelweb, Active Hotels and Bookings. Net cash provided by operating activities for the three months ended March 31, 2005 was $22.7 million, resulting from net income of $5.0 million, non-cash items not affecting March 31, 2005 cash flows of $6.4 million and $11.3 million of changes in working capital. The changes in working capital for the three months ended March 31, 2005, were primarily related to a $20.0 million increase in accounts payable and accrued expenses, partially offset by an $8.3 million increase in accounts receivable. The increases in accounts payable and accounts receivable were primarily due to increases in revenues and related cost of revenues attributable to increased hotel, vacation package and rental car transactions. Non-cash items were primarily associated with the depreciation and amortization of property and equipment and intangible assets, primarily those acquired in our acquisitions of Travelweb and Active Hotels.

Net cash used in investing activities was $14.7 and $24.6 million for the three months ended March 31, 2006 and 2005, respectively. Excess cash of $12.8 million and $19.2 million was used to invest in short-term investments, net of redemptions, in the three months ended March 31, 2006 and 2005, respectively. During the three months ended March 31, 2006 and 2005, we invested $1.2 million and $1.0 million in acquisitions, respectively. Cash invested in purchases of property and equipment was $2.1 million and $4.1 million in the three months ended March 31, 2006 and 2005, respectively.

Net cash used in financing activities was approximately $4.5 million for the three months ended March 31, 2006. The cash used in financing activities was primarily related to $5.6 million of stock repurchases, partially offset by $1.1 million of proceeds from the exercise of employee stock options during the three months ended March 31, 2006. Cash provided by financing activities was $1.1 million for the three months ended March 31, 2005, comprised of proceeds from the exercise of employee stock options.

As more fully discussed in Note 14 to the Consolidated Financial Statements, certain key managers of our European business purchased shares of priceline.com International Limited (“priceline.com International”). In addition, these key managers were granted restricted stock and restricted stock units in priceline.com International shares that vest over time. As of March 31, 2006, the total aggregate minority interest in priceline.com International on a fully diluted basis was approximately 8.7%. At certain prescribed dates, or upon a change control of priceline.com Incorporated, the holders of the minority interest in priceline.com International have the right to put their shares to us and we have the right to call their shares at a purchase price reflecting the fair market value of the shares at the time of the exercise of the put or call right. Based upon the latest valuation obtained in March 2006, the aggregate fair value of the minority interest in priceline.com International was $ 32.7 million on a fully diluted basis. We expect the future fair value of the minority interest to grow significantly based upon expected continued strong performance of the European business.

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

Off-Balance Sheet Arrangements.

As of March 31, 2006, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Risk Factors

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

During the three months ended March 31, 2006, sales of airline tickets from our five largest and two largest airline suppliers accounted for approximately 85% and 43% of total airline tickets sold, respectively. As a result, we are currently substantially dependent upon the continued participation of these airlines in priceline.com in order to maintain and continue to grow our total gross profit.

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

If one of our major airline suppliers merges or consolidates with, or is acquired by, another company that either does not participate in the priceline.com system or that participates on substantially lower levels, the surviving company may elect not to participate in our system or to participate at lower levels than the previous supplier. For example, in September 2005, US Airways and America West merged. US Airways was a meaningful participant in our Name Your Own Price® system, but America West participated on a very limited basis. The resulting entity participates in our Name Your Own Price® system, but at much lower levels than US Airways’ historical participation, which is the equivalent of US Airways significantly reducing its participation in, our Name Your Own Price® system. The loss of any major airline participant in our Name Your Own Price® system could result in other major airlines electing to terminate their participation in the Name Your Own Price® system, which would further negatively impact our business, results of operations and financial condition. In addition, fewer independent suppliers reduces opacity and competition among suppliers. In such event, if we are unable to divert sales to other suppliers, our business results of operations and financial condition may be adversely affected.

In addition, given the concentration of the airline industry, particularly in the domestic market, our competitors could exert pressure on other airlines not to supply us with tickets. Moreover, the airlines may attempt to establish their own buyer-driven commerce service or participate or invest in other similar services.

We are dependent on certain hotels.

Our financial prospects are significantly dependent upon the sale of hotel room nights. During the three months ended March 31, 2006, sales of Name Your Own Price® hotel room nights from our five largest hotel suppliers accounted for approximately 33% of total Name Your Own Price® hotel room nights sold. As a result, we are currently substantially dependent upon the continued participation of these hotels in priceline.com’s hotel service in order to maintain and continue to grow our total gross profit.

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

While we are unable at this time to anticipate the impact, if any, that the 2006 World Cup to be held in Germany in June and July 2006 will have on our European results, we do expect to experience some volatility in our European gross bookings and revenues.

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

We rely on fees paid to us by Worldspan, L.P. and other global distribution systems, or GDSs, for travel bookings made through GDSs for a substantial portion of our gross profit and net income. A number of travel suppliers, particularly airlines, have indicated publicly that, as part of an effort to reduce distribution costs, they intend to reduce their dependence over time on what they view to be the “expensive” components of certain distribution channels such as GDSs. A number of travel suppliers have reached agreements with travel distributors that require rebates of all or part of the fees received from the GDS. We have agreed to rebate certain GDS costs to certain suppliers in exchange for contractual considerations such as those relating to inventory pricing and availability, and expect to continue to do so in the future. Additionally, travel suppliers are encouraging third-party travel intermediaries, such as us, to develop technology to bypass the GDS, such as enabling direct connections to the travel suppliers or using other alternatives to traditional GDSs. To this end, in February 2006, we entered into an agreement for the provision of GDS services with Sabre Inc. Development of the technology to connect to such alternative GDSs, or to enable direct connections to travel suppliers, requires the use of information technology resources and could cause us to incur additional operating expenses, increase the frequency/duration of system problems and delay other projects. We have been and believe that we will continue to be under pressure from travel suppliers, including most of the major domestic airlines and many of our significant hotel suppliers, to rebate all or part of the travel booking fees we receive from GDSs like Worldspan, L.P. To the extent that we are required to rebate travel booking fees we currently receive to travel suppliers, and are unable to recover such amounts by charging customers, or, if one or a number of travel suppliers pull out of our service because they are unhappy with existing distribution costs, it could have a material adverse effect on our business, results of operations and financial condition.

Furthermore, during 2006, most agreements between GDSs and the major domestic airlines will expire, and while we expect the airlines to negotiate new agreements with reduced distribution costs, there can be no certainty as to what the terms and conditions of any new agreements will be. It is possible, and may be likely, that the GDSs or the GDSs acting in conjunction with the major airlines may create a structure that passes airline cost reductions on to us in the form of significantly reduced incentives, which would adversely affect our business, results of operations and financial condition.

In addition, some airlines are exploring alternative global distribution methods recently developed by new entrants to the global distribution marketplace. Such new entrants propose using technology that is less complex than traditional global distribution systems, and that enables the distribution of airline tickets in a manner that is more cost-effective to the airline suppliers. Our airline suppliers might pressure us to implement additional such distribution systems, but our contractual obligations to Worldspan, L.P. would limit our ability to do so during the term of our agreement with Worldspan, L.P. If, as a result, any of such suppliers reduces or ceases its participation in Worldspan L.P. or priceline.com, it could have a material adverse effect on our business, results of operations and financial condition.

Our ability to satisfy customers may be adversely affected by a number of factors outside of our control.

Most of our revenue is derived from the leisure travel industry, and is, therefore, subject to increase and decrease with the level of activity in the leisure travel industry, a factor almost entirely out of our control. The travel industry is seasonal and our revenue varies significantly from quarter to quarter. Factors that may adversely affect leisure travel activity include, without limitation,  economic downturns and recessions; global security issues, political instability, acts of terrorism, civil unrest, hostilities and war; increased fuel costs; increased airport security that could reduce the convenience of air travel; inclement weather or natural disaster such as hurricane, tsunami or earthquake; increased occurrence of, or widely publicized travel-related accidents; the outbreak of an epidemic or pandemic such as SARS or avian bird flu; and the financial condition of travel suppliers.

Intense competition could reduce our market share and harm our financial performance.

We compete with both online and traditional sellers of the services offered on priceline.com. The market for the services we offer is intensely competitive, and current and new competitors can launch new sites at a relatively low cost. In addition, the major online travel companies with which we compete have significantly greater financial resources and capital than we do. For instance, the Cendant Corporation currently owns Orbitz.com, Inc., Cheaptickets.com and European travel sites Gullivers.com, ebookers plc and octopustravel, and Sabre Group owns Travelocity.com and lastminute.com plc, a European full-service travel site. In addition, InterActive recently spun-off its online travel business, including Hotels.com and Hotwire.com, our primary competitor in the sale of “opaque” travel services, into Expedia, which, as a stand-alone company, continues to have significantly greater resources and capital than priceline.com. We may not be able to effectively compete with industry conglomerates such as Cendant, Sabre or Expedia, each of which have access to significantly greater and more diversified resources than we do.

We currently or potentially compete with a variety of companies with respect to each service we offer. With respect to our travel services, these competitors include:

•                  Internet travel services such as Expedia, Hotels.com and Hotwire, which are owned by Expedia; Travelocity and lastminute.com, which are owned by the Sabre Group; and Orbitz.com, Cheaptickets, Gullivers.com, ebookers plc and octopustravel, which are currently owned by the Cendant Corporation;

•                  travel suppliers such as airlines, hotel companies and rental car companies, many of which have their own branded websites to which they drive business;

•                  large online portal and search companies, such as AOL (including AOL Travel), Yahoo! (including Yahoo! Travel) and Google;

•                  traditional travel agencies;

•                  online travel search sites such as SideStep.com, Mobissimo.com, Cheapflights.com, FareChase.com, Kayak.com, (sometimes referred to as “meta-search”) and travel research sites that have search functionality, such as TripAdvisor and Travelzoo; and

•                  operators of travel industry reservation databases such as Galileo, Worldspan, L.P. and Amadeus.

Competitors of our European operations include, among others, Expedia (including hotels.com), Cendant Corporation (including ebookers, octopustravel, Gullivers.com and Flairview), Sabre Group (including lastminute.com), Superbreak, Venere, hotel.de and Hotel Reservation Service.

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

We may experience similar risks in connection with any future acquisitions. We may not be successful in addressing these risks or any other problems encountered in connection with the acquisitions of Active Hotels and Bookings or that we could encounter in future acquisitions, which would harm our business or cause us to fail to realize the anticipated benefits of our acquisitions. We currently have approximately $304 million assigned primarily to the intangible assets and goodwill of Active Hotels and Bookings, and therefore, the occurrence of any of the aforementioned risks could result in a material adverse impact, including a material impairment of these assets, which could cause us to have to write-down goodwill. Any such write-down of goodwill could adversely impact our operating results, which would cause our stock price to decline significantly.

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

In the event that all or substantially all of our common stock is acquired prior to January 15, 2010, in a transaction in which the consideration paid to holders of our common stock consists of all, or substantially all, cash, we would be required to make additional payments to the holders of the 2.25% Notes of amounts ranging from $0 to $17.2 million depending upon the date of the transaction and our then current stock price.

Pursuant to Financial Accounting Standards Board Emerging Issues Task Force Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” (“EITF 04-08”) contingently convertible debt, such as the Notes, must be included in diluted earnings per share, regardless of whether the market price contingency contained in the debt instrument has been met. EITF 04-08 could result in a material reduction in our diluted earnings per share in future periods. See Notes 4 and 9 to our Consolidated Financial Statements for further discussion of net income per share and convertible debt, respectively.

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

Our communications infrastructure is provided by vendors such as AT&T, MCI, IX EUROPE, MCI Worldcom B.V. and TrueServer BV. If they are unable, for any reason, to support the communications infrastructure they provide us, instabilities in our systems could increase until such time as we were able to replace their services.

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

A substantial amount of our computer hardware for operating our services is currently located at the facilities of SAVVIS in New Jersey, AT&T in New York City, IX EUROPE in London, England, TrueServer BV and Redbus Interhouse Netherlands. These systems and operations are vulnerable to damage or interruption from human error, floods, fires, power loss, telecommunication failures and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at the SAVVIS facility, the AT&T facility, the IX EUROPE facility or the Netherlands facility could result in lengthy interruptions in our services. In addition, the failure by SAVVIS, AT&T, IX EUROPE, MCI Worldcom B.V. or TrueServer BV to provide our required data communications capacity could result in interruptions in our service. Any system failure that causes an interruption in service or decreases the responsiveness of the priceline.com service could impair our reputation, damage our brand name and have a material adverse effect on our business, results of operations and financial condition.

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

Uncertainty regarding state and local taxes

We file tax returns in such states as required by law based on principles applicable to traditional businesses. In addition, we pay sales and other taxes, including hotel occupancy taxes, to suppliers related to travel services sold through the priceline.com service. We believe that this practice is consistent with the tax laws of all jurisdictions. On an ongoing basis, we conduct a review and interpretation of the tax laws in various states and other jurisdictions relating to the payment of state and local hotel occupancy and other related taxes. In connection with our review, we have met and had discussions with taxing authorities in certain jurisdictions but the ultimate resolution in any particular jurisdiction cannot be determined at this time. Currently, hotels collect and remit hotel occupancy and related taxes to the various tax authorities based on the amounts collected by the hotels. Consistent with this practice, we recover the taxes on the underlying cost of the hotel room night from customers and pay that amount to the hotel operators for payment to the appropriate tax authorities. As discussed in Note 15 to our Consolidated

Financial Statements, several jurisdictions have initiated lawsuits indicating the position that sales or hotel occupancy tax is applicable to the differential between the price paid by a customer for our service and the cost of the underlying room. Historically, we have not collected taxes on this differential. Additional state and local jurisdictions could assert that we are subject to sales or hotel occupancy taxes on this differential and could seek to collect such taxes, either retroactively or prospectively or both. A number of proposals have been made at state and local levels that could impose additional taxes on the sale of products and services through the Internet or the income derived from these sales. Such actions may result in substantial tax liabilities for past and/or future sales and could have a material adverse effect on our business and results of operations. To the extent that any tax authority succeeds in asserting that any such tax collection responsibility exists, it is likely that, with respect to future transactions, we would collect any such additional tax obligation from our customers, which would have the effect of increasing the cost of hotel room nights to our customers and, consequently, could reduce our hotel sales. We will continue to assess the risks of the potential financial impact of additional tax exposure, and to the extent appropriate, we will reserve for those estimated liabilities.

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

Hutchison Whampoa Limited and Cheung Kong (Holdings) Limited, which is a 49.97% shareholder of Hutchison Whampoa Limited, owned approximately 32% of our outstanding common stock as of March 31, 2006, and have the right to appoint three representatives to our Board of Directors. Ian F. Wade and Dominic Kai Ming Lai are Hutchison Whampoa Limited’s representatives on our Board of Directors. Cheung Kong (Holdings) Limited currently has no representative on our Board of Directors, however, it retains its right to appoint an additional director in the future. These stockholders could exert significant influence over us and our strategic direction, and deter or prevent certain fundamental transactions involving our company.

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

We commenced recording a US tax provision in the third quarter of 2005 upon recording the reversal of a portion of our valuation allowance on our deferred tax assets. This non-cash provision will materially negatively impact future net income and earnings per share as compared to prior periods. Due to our significant net operating loss carryforwards, we do not expect to pay cash taxes on our U.S. federal taxable income tax for the foreseeable future. We expect to make cash payments for U.S. alternative minimum tax and for certain international taxes.

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

We are a party to the legal proceedings described in Note 15 to our Consolidated Financial Statements. The defense of the actions described in Note 15 may increase our expenses and an adverse outcome in any of such actions could have a material adverse effect on our business, results of operations and financial condition.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We manage our exposure to interest rate risk and foreign currency risk through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments. We use derivative financial instruments, including an interest rate hedge to manage interest risk and forward contracts to manage currency risk. Additional information regarding our interest rate hedge is contained within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Derivative Financial Instruments” in our December 31, 2005 Annual Report on Form 10-K.

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

We did not experience any material changes in interest rate exposures during the three months ended March 31, 2006. Based upon economic conditions and leading market indicators at March 31, 2006, we do not foresee a significant adverse change in interest rates in the near future.

As of March 31, 2006, the carrying value of our debt is $223.2 million. We estimate that the fair market value of our debt was approximately $205.5 million as of March 31, 2006.

As of March 31, 2006, we held an interest rate swap agreement on $45 million notional value of our fixed rate debt. The fair value cost to terminate this swap as of March 31, 2006 was approximately $1.9 million. A 10% adverse fluctuation in the 3-month LIBOR rate as of March 31, 2006, would increase the cost to terminate the interest rate swap by approximately $449,000. Any increase or decrease in the fair value of the Company’s interest rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability, or cash flow.

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

As of March 31, 2006, contracts with notional values of 2.8 million British Pounds and 13.1 million Euros were outstanding to minimize the impact of short-term foreign currency fluctuations on our consolidated operating results. We may enter into additional forward contracts or other economic hedges in the future.

Additionally, fixed rate investments are subject to interest rate volatility. To the extent that changes in interest rates and currency exchange rates affect general economic conditions, priceline.com would also be affected by such changes.

Item 4.  Controls and Procedures

Prior to filing this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2006, our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions, and there can be no assurance that any design will succeed in achieving its stated goals.

In addition, we reviewed our internal controls, and, except as further described in the following paragraph, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls to the date of their last evaluation. In the course of this evaluation, we modify and refine our internal processes as conditions warrant.

In July 2005, we acquired Bookings, and as a result of that acquisition, we have undertaken a review of Bookings’ internal controls and intend to make changes, if necessary, that we believe to be appropriate to those internal controls as we integrate its business with ours. As we further integrate Bookings’ business, we will continue to review its internal controls and may take further steps to ensure that its internal controls are effective and integrated appropriately.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

A description of material legal proceedings to which we are a party is contained in Note 15 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits

Exhibit Number	Description
10.1	Form of Performance Share Agreement under the priceline.com Incorporated 1999 Omnibus Plan.
12.1	Calculation of Ratio of Earnings to Fixed Charges and Preferred Dividends.
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                  Reports on Form 8-K

On February 8, 2006, we filed a report on Form 8-K in connection with Peter Millones’ employment agreement and changes to director compensation; on February 16, 2006, we filed a report on Form 8-K in connection with the company’s fourth quarter 2005 and full-year 2005 earnings; and on March 10, 2006, we filed a report on Form 8-K in connection with the amendment of the stock trading plan of Jeffery H. Boyd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICELINE.COM INCORPORATED (Registrant)

Date: May 10, 2006	By:	/s/ Robert J. Mylod, Jr.
		Name:	Robert J. Mylod, Jr.
		Title:	Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)

Exhibit Index

Exhibit Number	Description
10.1	Form of Performance Share agreement under the priceline.com Incorporated 1999 Omnibus Plan.
12.1	Calculation of Ratio of Earnings to Fixed Charges and Preferred Dividends.
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.