Form 10-Q
period 2006-06-30
PRICELINE COM INC
filed 2006-08-09
CIK 1075531

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes   ☐      No   ☒

Number of shares of Common Stock outstanding at August 1, 2006:

Common Stock, par value $0.008 per share	40,013,574
(Class)	(Number of Shares)

priceline.com Incorporated
Form 10-Q

For the Quarter Ended June 30, 2006

PART I — FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

priceline.com Incorporated
CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share and per share data)

ASSETS	June 30, 2006	December 31, 2005
Current assets:
Cash and cash equivalents	$118,771	$80,341
Restricted cash	21,285	22,308
Short-term investments	72,722	72,745
Accounts receivable, net of allowance for doubtful accounts of $1,182 and $1,377, respectively	53,025	30,043
Prepaid expenses and other current assets	21,050	18,245
Total current assets	286,853	223,682

Property and equipment, net	20,004	18,271
Intangible assets, net	149,270	149,675
Goodwill	213,846	198,417
Deferred taxes	143,009	146,553
Other assets	15,195	17,430
Total assets	$828,177	$754,028

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$56,402	$37,851
Accrued expenses and other current liabilities	36,881	29,545
Deferred merchant bookings	10,447	3,619
Total current liabilities	103,730	71,015

Deferred taxes	41,881	42,375
Other long-term liabilities	11,710	10,889
Minority interest	25,630	23,659
Long-term debt	223,261	223,549
Total liabilities	406,212	371,487

Series B mandatorily redeemable preferred stock, $0.01 par value; 80,000 authorized shares; $1,000 liquidation value per share; 80,000 shares issued and 13,470 shares outstanding	13,470	13,470

Stockholders’ equity:

Common stock, $0.008 par value; authorized 1,000,000,000 shares, 42,731,532 and 42,195,004 shares issued, respectively	327	323
Treasury stock, 2,734,183 and 2,496,326 shares, respectively	(356,307)	(350,628)
Additional paid-in capital	2,075,626	2,069,165
Deferred compensation	—	(6,810)
Accumulated deficit	(1,323,019)	(1,334,572)
Accumulated other comprehensive income (loss)	11,868	(8,407)
Total stockholders’ equity	408,495	369,071
Total liabilities and stockholders’ equity	$828,177	$754,028

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Merchant revenues	$250,524	$246,504	$460,962	$464,032
Agency revenues	55,892	18,858	86,273	33,783
Other revenues	1,235	1,195	2,329	2,134
Total revenues	307,651	266,557	549,564	499,949

Cost of merchant revenues	201,847	201,323	371,530	377,008
Cost of agency revenues	—	—	—	—
Cost of other revenues	—	—	—	—
Total costs of revenues	201,847	201,323	371,530	377,008
Gross profit	105,804	65,234	178,034	122,941

Operating expenses:
Advertising — Offline	8,861	8,089	18,298	19,162
Advertising — Online	30,493	12,205	52,354	22,137
Sales and marketing	10,708	10,113	20,290	18,322
Personnel, including stock based compensation of $3,717, $989, $6,734 and $1,703, respectively	18,757	9,761	35,211	20,983
General and administrative, including option payroll taxes of $130, $38, $219 and $56, respectively	7,256	5,453	12,993	9,687
Information technology	2,332	2,776	4,639	5,516
Depreciation and amortization	8,360	5,047	16,306	10,513
Restructuring charge (reversal), net	—	—	135	(336)
Total operating expenses	86,767	53,444	160,226	105,984

Operating income	19,037	11,790	17,808	16,957

Other income (expense):
Interest income	2,121	1,712	3,696	3,168
Interest expense	(1,554)	(1,239)	(3,053)	(2,531)
Other	(622)	137	(511)	(481)
Total other income (expense)	(55)	610	132	156

Earnings before income taxes, equity in income (loss) of investees and minority interests	18,982	12,400	17,940	17,113
Income tax expense	(5,578)	(336)	(4,836)	(45)
Equity in income (loss) of investees and minority interests	(887)	312	(686)	300
Net income	12,517	12,376	12,418	17,368
Preferred stock dividend	—	—	(865)	(878)

Net income applicable to common stockholders	$12,517	$12,376	$11,553	$16,490
Net income applicable to common stockholders per basic common share	$0.32	$0.32	$0.29	$0.42
Weighted average number of basic common shares outstanding	39,481	39,022	39,432	38,947
Net income applicable to common stockholders per diluted common share	$0.28	$0.29	$0.28	$0.41
Weighted average number of diluted common shares outstanding	46,993	46,516	43,309	43,005

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2006
(In thousands)

	Common Stock					Treasury Stock
	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Shares	Amount	Deferred Compensation	Total

Balance, January 1, 2006	42,195	$323	$2,069,165	$(1,334,572)	$(8,407)	(2,496)	$(350,628)	$(6,810)	$369,071

Net income applicable to common stockholders	—	—	—	11,553	—	—	—	—	11,553

Unrealized gain on marketable securities	—	—	—	—	58	—	—	—	58

Currency translation adjustment	—	—	—	—	20,217	—	—	—	20,217

Comprehensive income	—	—	—	—	—	—	—	—	31,828

Issuance of restricted stock, net of forfeitures	118	1	—	—	—	—	—	—	1

Reclassification of deferred compensation upon adoption of SFAS 123(R)	—	—	(6,810)	—	—	—	—	6,810	—

Issuance of preferred stock dividend	40	1	864	—	—	—	—	—	865

Exercise of stock options	379	2	6,649	—	—	—	—	—	6,651

Repurchase of common stock	—	—	—	—	—	(238)	(5,679)	—	(5,679)

Stock based compensation	—	—	5,758	—	—	—	—	—	5,758

Balance, June 30, 2006	42,732	$327	$2,075,626	$(1,323,019)	$11,868	(2,734)	$(356,307)	$—	$408,495

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Six Months Ended June 30,
OPERATING ACTIVITIES:	2006	2005
Net income	$12,418	$17,368
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,914	4,306
Amortization	12,059	6,902
Provision for uncollectible accounts, net	1,211	1,387
Deferred income taxes	(104)	(381)
Stock based compensation expense	6,734	1,703
Amortization of debt issuance costs	738	732
Equity in (income) loss of investee, net and minority interests	686	(300)
Restructuring charges (reversals), net	135	(336)
Changes in assets and liabilities:
Accounts receivable	(21,405)	(15,667)
Prepaid expenses and other current assets	(3,154)	(1,348)
Accounts payable, accrued expenses and other current liabilities	31,348	19,881
Other	(131)	2,415
Net cash provided by operating activities	45,449	36,662
INVESTING ACTIVITIES:
Acquisitions and other equity investments, net of cash acquired	(3,104)	(1,000)
Purchase of short-term investments	(72,330)	(49,420)
Redemption of short-term investments	72,411	34,825
Additions to property and equipment	(6,288)	(6,203)
Change in restricted cash	1,045	1,509
Net cash used in investing activities	(8,266)	(20,289)
FINANCING ACTIVITIES:
Repurchase of common stock	(5,679)	—
Proceeds from exercise of stock options	6,651	2,705
Purchase of shares in subsidiary held by minority interest	(1,581)	—
Net cash provided by financing activities	(609)	2,705
Effect of exchange rate changes on cash and cash equivalents	1,856	(2,078)
Net increase in cash and cash equivalents	38,430	17,000
Cash and cash equivalents, beginning of period	80,341	101,270
Cash and cash equivalents, end of period	$118,771	$118,270

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for income taxes	$4,992	$489

Cash paid during the period for interest	$1,803	$1,878

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated
Notes to Unaudited Consolidated Financial Statements

1.             BASIS OF PRESENTATION

Priceline.com Incorporated (“priceline.com” or the “Company”) is responsible for the Unaudited Consolidated Financial Statements included in this document.  The Unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial statements.  The Company prepared the Unaudited Consolidated Financial Statements following the requirements of the Securities and Exchange Commission for interim reporting.  As permitted under those rules, the Company condensed or omitted certain footnotes or other financial information that are normally required by GAAP for annual financial statements.  These statements should be read in combination with the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

2.                                      BUSINESS ACQUISITION

On July 14, 2005, the Company, through its subsidiary, priceline.com International Limited (“priceline.com International”), acquired 100% of the total issued share capital of Bookings B.V. (“Bookings”), an Amsterdam-based provider of online services for the booking of European hotel reservations.  The total consideration for all of the Bookings shares was approximately $135 million, including direct acquisition costs and certain post-closing adjustments. The acquisition has been accounted for as a purchase business combination. The Company’s Consolidated Financial Statements include the results of operations of Bookings since the acquisition in July 2005.

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

Stock-based compensation issued under the plans generally consists of non-qualified stock options, restricted stock, performance shares and restricted stock units.  Stock options are granted to employees at exercise prices equal to the fair market value of the common stock at the date of grant and have a term of 10 years.  Generally, stock option grants to employees vest over three years from the grant date.  Restricted stock, performance shares and restricted stock units generally vest over periods from 1 to 4 years.

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

Effective January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective method. Under this transition method, compensation cost recognized in the three and six months ended June 30, 2006, includes amounts of: (a) compensation cost of all share based awards granted to employees prior to, but unvested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all stock based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the new provisions of SFAS 123(R). In accordance with the modified prospective method, results for prior periods have not been restated.  Stock based compensation cost was approximately $6.7 million and $1.7 million for the six months ended June 30, 2006 and 2005, respectively.  The related tax benefit for the six months ended June 30, 2006 was approximately $2.4 million.  There was no related tax benefit for the six months ended June 30, 2005.

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

The adoption of SFAS 123(R) resulted in an increase in net earnings attributable to the cumulative effect of accounting change caused by SFAS 123(R)’s requirement to apply an estimated forfeiture rate to unvested awards.  The Company previously recorded forfeitures when they occurred. The cumulative effect of accounting change as of January 1, 2006 totaled approximately $211,000 ($131,000 net of related tax effect) and was recorded in personnel expense for the six months ended June 30, 2006 since its impact on net income and net income per share was not significant.

Prior to the adoption of SFAS 123(R), deferred compensation related to restricted stock and restricted stock unit awards was classified as a separate component of stockholders’ equity. In accordance with the provisions of SFAS 123(R), on January 1, 2006, the balance in deferred compensation was reclassified to additional paid-in capital.

SFAS 123(R) also amends SFAS No. 95, Statement of Cash Flows, requiring the benefits of tax deductions in excess of recognized compensation costs to be reported as financing cash flows, rather than as operating cash flows as previously required. There were no significant tax benefits in excess of recognized compensation cost for the three and six months ended June 30, 2006.

The following table summarizes the effect of adopting SFAS 123(R) on the reported amounts for the six months ended June 30, 2006 relative to amounts that would have been reported using the intrinsic value method under previous accounting (in thousands, except per share amounts):

	Intrinsic Value Method	SFAS 123(R) Adjustments	As Reported

Operating income	$20,732	$(2,924)	$17,808
Earnings before income taxes, equity in income (loss) of investees and minority interests	20,864	(2,924)	17,940
Net income	13,343	(1,790)	11,553

Net income applicable to common stockholders per basic common share:	$0.34	$(0.05)	$0.29

Net income applicable to common stockholders per diluted common share:	$0.32	$(0.04)	$0.28

No stock options were granted during the six months ended June 30, 2006. The fair value of stock options granted during the three months ended June 30, 2005 was estimated at the date of grant using the Black-Scholes option pricing model, assuming no dividends and the following weighted average assumptions:

For the Three Months Ended June 30, 2005

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

The following table provides relevant information as to reported results for the three and six months ended June 30, 2005 under the Company’s intrinsic value method of accounting for stock options with supplemental information as if the fair value recognition provisions of SFAS 123 had been applied (in thousands, except per share amounts):

	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2005
Net income applicable to common stockholders, as reported	$12,376	$16,490

Add: Stock-based compensation, as reported, net of taxes	989	1,703

Deduct: Total stock-based compensation determined under SFAS 123 fair value based method for all stock-based compensation, net of taxes	(2,689)	(5,156)

Adjusted net income, SFAS 123, fair value method for all stock-based compensation	$10,676	$13,037

Net income applicable to common stockholders per basic common share, as reported	$0.32	$0.42

Net income applicable to common stockholders per diluted common share, as reported	$0.29	$0.41

Net income applicable to common stockholders per basic common share, SFAS 123 adjusted	$0.27	$0.33

Net income applicable to common stockholders per diluted common share, SFAS 123 adjusted	$0.26	$0.33

The following table summarizes stock option activity during the six months ended June 30, 2006:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)

Outstanding at January 1, 2006	3,871,738	$52.37	6.7
Granted	—	—
Exercised	(379,133)	17.54
Forfeited/Expired	(68,683)	65.03
Outstanding at June 30, 2006	3,423,922	$55.98	6.1	$25,206
Vested or expected to vest at June 30, 2006	3,361,419	$56.62	6.1	$24,682

Exercisable at June 30, 2006	2,798,893	$63.68	5.6	$19,972

The weighted average grant-date fair value per share was $12.16 for 107,000 options granted during the six months ended June 30, 2005.  As of June 30, 2006, the total future compensation cost related to unvested options not yet recognized was $6.0 million and the weighted average period over which these awards are expected to be recognized was 1.3 years.  The intrinsic value of options exercised was approximately $4.2 million and $1.6 million for the six months ended June 30, 2006 and 2005, respectively.

The number of options that vested was 269,084 with a total fair value of $3,173,392 and 637,248 with a total fair value of $6,313,115 for the six months ended June 30, 2006 and 2005, respectively.

The following table summarizes the activity of unvested restricted stock, restricted stock units and performance shares (“Share Based Awards”) during the six months ended June 30, 2006:

Share Based Awards	Shares	Weighted Average Grant Date Fair Value

Unvested at January 1, 2006	426,243	$22.51
Granted	315,180	24.96
Vested	(106,463)	22.20
Performance Shares Adjustment	112,054	25.37
Forfeited/Expired	(14,120)	23.33
Unvested at June 30, 2006	732,894	24.03

The fair value of unvested shares is determined based on the closing stock price on the grant date. As of June 30, 2006, there was $13.9 million of total unrecognized compensation cost related to unvested Share Based Awards to be recognized over a weighted-average period of 2.5 years.

The unvested Share Based Awards at June 30, 2006 include 167,245 shares underlying a broad-based grant of “performance shares” to certain employees in February and June 2006, net of actual forfeitures with a weighted average grant date fair value of approximately $25.37 per share.  The 167,245 represents the target number of shares of priceline.com common stock that will be issued to employees if the Company achieves certain financial performance versus a peer group of companies.  The actual number of performance shares issued will be determined at the end of the contingency period and could range from zero to an additional 334,490 shares over the target number of shares if the maximum performance threshold associated with the “performance shares” is met by the Company.  Stock based compensation related to the performance shares is recorded based upon the estimated probable outcome at the end of the contingency period.  During the three months ended June 30, 2006 the estimated probable number of shares to be issued at the end of the contingency period was increased by 112,054 shares.

Unvested shares at June 30, 2006 also include 104,887 restricted stock units with a weighted average grant date fair value of approximately $23.78 per share.

The following table summarizes the activity of unvested restricted stock and restricted stock units related to shares of priceline.com International Limited (“PIL Share Based Awards”) during the six months ended June 30, 2006:

PIL Share Based Awards	Shares	Weighted Average Grant Date Fair Value

Unvested at January 1, 2006	96,375	$32.50
Granted	—	—
Vested	—	—
Forfeited/Expired	(3,153)	31.29
Unvested at June 30, 2006	93,222	32.54

The fair value of unvested shares is determined based on the estimated fair value on the grant date.  As of June 30, 2006 there was $1.7 million of total unrecognized compensation cost related to unvested PIL Share Based Awards (based upon the exchange rate as of June 30, 2006) to be recognized over a weighted-average period of 1.4 years.  Unvested shares at June 30, 2006 include 46,459 shares of restricted stock units with a weighted average grant date fair value of approximately $33.45 per share.

4.             NET INCOME PER SHARE

The Company computes both basic and diluted earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is based upon the weighted average number of common and common equivalent shares outstanding during the period which is calculated using the treasury stock method for stock options, warrants and restricted stock.  Stock options and warrants for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation.   Contingently issuable shares are included in weighted average shares outstanding for calculating fully diluted earnings per share based on the number of shares, if any, that would be issuable if the end of the reporting period were the end of the contingency period, if the result would be dilutive.  The shares that would be issued upon the conversion of the Company’s 1% and 2.25% Senior Convertible Notes (See Note 9 to the Unaudited Consolidated Financial Statements) are included in the calculation of diluted earnings per share if their inclusion is dilutive to earnings per share.

A reconciliation of net income and the weighted average number of shares outstanding used in calculating diluted earnings per share is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Net income applicable to common stockholders	$12,517	$12,376	$11,553	$16,490
Interest expense on convertible senior notes	772	1,241	636	1,049
	$13,289	$13,617	$12,189	$17,539

Weighted average number of basic common shares outstanding	39,481	39,022	39,432	38,947

Weighted average dilutive stock options, restricted stock, restricted stock units and performance shares	996	481	752	445

Weighted average dilutive stock warrants	756	1,253	—	488

Assumed conversion of convertible senior notes	5,760	5,760	3,125	3,125

Weighted average number of diluted common and common equivalent shares outstanding	46,993	46,516	43,309	43,005

Anti-dilutive potential common shares	4,174	4,413	7,808	7,843

5.             RESTRUCTURING

At June 30, 2006, the Company had a restructuring liability of $1.5 million for the estimated remaining costs related to leased property vacated by the Company in 2000. During the first quarter of 2006, the Company recorded a $135,000 restructuring charge based upon a re-evaluation of the estimated disposal costs related to the vacated leased property.

The Company estimates that, based on current available information, the remaining net cash outflows associated with its restructuring related commitments will be paid in 2006-2011. The current portion of the restructuring accrual in the amount of $838,000 is recorded in “Accrued expenses” and the $676,000 non-current portion is recorded in “Other long-term liabilities” on the Company’s Consolidated Balance Sheet.

6.             SHORT-TERM INVESTMENTS

The following table summarizes, by major security type, the Company’s marketable securities as of June 30, 2006 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Estimated Fair Value

Commercial paper	$42,317	—	$(23)	$42,294

U.S. government agency—securities	14,843	—	(10)	14,833

U.S. government agency—discount notes	15,605	—	(10)	15,595

Total	$72,765	—	$(43)	$72,722

Contractual maturities of marketable securities classified as available-for-sale as of June 30, 2006 are all within one year.  No material gains or losses were realized for the three months or six months ended June 30, 2006 and 2005.

7.             INTANGIBLE ASSETS

The Company’s intangible assets consist of the following (in thousands):

	June 30, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period	Weighted Average Useful Life

Supply and distribution agreements	$139,405	$(19,110)	$120,295	$129,781	$(12,616)	$117,165	3 - 13 years	13 years

Technology	19,640	(8,715)	10,925	17,270	(5,283)	11,987	3 years	3 years

Patents	1,494	(1,051)	443	1,494	(1,021)	473	3 years	3 years

Customer lists	10,293	(7,304)	2,989	9,689	(4,842)	4,847	2 - 3 years	2 years

Internet domain names	6,443	(376)	6,067	6,443	(54)	6,389	10 years	10 years

Tradenames	9,558	(1,115)	8,443	8,848	(148)	8,700	5 years	5 years

Other	326	(218)	108	326	(212)	114	3 - 15 years	9 years

Total intangible assets	$187,159	$(37,889)	$149,270	$173,851	$(24,176)	$149,675

Intangible assets with determinable lives are primarily amortized on a straight-line basis.   Intangible assets amortization expense was approximately $6.1 million and $3.4 million for the three months ended June 30, 2006 and 2005, respectively, and approximately $12.1 million and $6.9 million for the six months ended June 30, 2006 and 2005, respectively.

The annual estimated amortization expense for intangible assets for the next five years and thereafter is as follows (in thousands):

2006	$12,025
2007	19,717
2008	15,015
2009	13,086
2010	12,754
Thereafter	76,673
$149,270

8.             OTHER ASSETS

Other assets at June 30, 2006 and December 31, 2005 consist of the following (in thousands):

	June 30, 2006	December 31, 2005
Investment in pricelinemortgage.com	$10,700	$10,724
Deferred debt issuance costs, net	3,915	4,653
Other	580	2,053
Total	$15,195	$17,430

Investment in pricelinemortgage.com represents the Company’s 49% equity investment in pricelinemortgage.com and, accordingly, the Company recognizes its pro rata share of pricelinemortgage.com’s operating results, not to exceed an amount that the Company believes represents the investment’s estimated fair value. The Company recognized approximately $35,000 and $24,000 of losses from its investment in pricelinemortgage.com in the three and six month periods ended June 30, 2006, respectively.  For the three and six month periods ended June 30, 2005, the Company recognized approximately $396,000 and $421,000 of income from its investment in pricelinemortgage.com, respectively.  The Company earned advertising fees from pricelinemortgage.com of approximately $4,000 and $15,000 for the three months ended June 30, 2006 and 2005, respectively.  Additionally, the Company earned advertising fees from pricelinemortgage.com of approximately $15,000 and $26,000 in the six months ended June 30, 2006 and 2005, respectively.  The excess of the carrying value of the Company’s equity investment in pricelinemortgage.com over its equity in the underlying net assets was approximately $1.1 million as of June 30, 2006 and December 31, 2005.

In February 2005, the company invested $1 million in an online advertising company (the “Investee”), representing 20% of its outstanding equity. The investment was accounted for under the cost method.  An additional $1.2 million was invested in January 2006, increasing the Company’s ownership to approximately 42% of the outstanding equity and, accordingly, the Company began accounting for its investment under the equity method of accounting.  The Company recognized approximately $183,000 and $219,000 of net loss from its pro rata share of the Investee’s operating results for the three month and six month periods ended June 30, 2006.  Online advertising fees paid by the Company to the Investee were $158,000 and $239,000 for the three months ended June 30, 2006 and 2005, respectively, and were $435,000 and $513,000 for the six months ended June 30, 2006 and 2005, respectively.

In June 2006, the Company purchased the Investee’s remaining outstanding equity for an additional $2.0 million.  The acquisition has been accounted for under the purchase method of accounting.  The Investee’s results of operations are included in the consolidated financial statements of the Company since the date of acquisition.  Net assets acquired totaled $1.6 million and consisted principally of intangible assets and accounts receivable.  Goodwill resulting from this acquisition amounted to approximately $2.6 million.

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

In November 2003, the Company entered into an interest rate swap agreement whereby it swapped the fixed 1% interest on its 1% Notes for a floating interest rate based on the 3-month U.S. Dollar LIBOR, minus the applicable margin of 221 basis points, on $45 million notional value of debt.  This agreement expires August 1, 2010.  The Company designated this interest rate swap agreement as a fair value hedge.  The changes in the fair value of the interest rate swap agreement and the underlying debt are recorded as offsetting gains and losses in interest income and expense in the Consolidated Statement of Operations.  Hedge ineffectiveness of $6,000 was recorded as interest expense for the three months ended June 30, 2006 and $4,000 was recorded as an offset to interest expense for the six months ended June 30, 2006. For the three and six months ended June 30, 2005, hedge ineffectiveness of $26,000 and $11,000, respectively, was recorded as interest income.   The fair value cost to terminate this swap as of June 30, 2006 and December 31, 2005, was approximately $1.9 million and $1.5 million, respectively, and has been recorded as a credit in other long-term liabilities with a related adjustment to the carrying value of debt.

In June 2004, the Company issued, in a private placement, $100 million aggregate principal amount of Convertible Senior Notes due January 15, 2025, with an interest rate of 2.25% (the “2.25% Notes”).  The 2.25% Notes are convertible, subject to certain conditions, into the Company’s common stock, par value $0.008 per share, at the option of the holder, at a conversion price of approximately $37.95 per share, subject to adjustment upon the occurrence of specified events.  Each $1,000 principal amount of 2.25% Notes will initially be convertible into 26.3505 shares of the Company’s common stock if, on or prior to January 15, 2025, certain conditions occur.  The 2.25% Notes are also convertible in certain other circumstances, such as a change in control of the Company.  In the event that all or substantially all of the Company’s common stock is acquired prior to January 15, 2010, in a transaction in which the consideration paid to holders of the Company’s common stock consists of all or substantially all cash, the Company would be required to make additional payments to the holders of the 2.25% Notes of amounts ranging from $0 to $16.8 million depending upon the date of the transaction and the then current stock price of the Company.  The Company’s obligation to make this payment is treated as an embedded derivative which, pursuant to Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), must be assigned its own value separate and apart from the value of the 2.25% Notes.  The estimated value of the derivative has been established based upon several quantitative and qualitative factors and will be amortized as interest expense ratably over approximately a 5 ½ year period.  Pursuant to SFAS 133, any subsequent change in the value of the derivative is recognized as income or expense in the period in which the change in value occurs.  Amortization expense and the effect of marking the instrument to market has not been material in any period.  In addition, the 2.25% Notes will be redeemable at the Company’s option beginning January 20, 2010, and the holders may require the Company to repurchase the 2.25% Notes on January 15, 2010, 2015 or 2020, or in certain other circumstances.  Interest on the 2.25% Notes is payable on January 15 and July 15 of each year.

The Company used a portion of the net proceeds from the issuance of the 1% Notes and the 2.25% Notes in the acquisitions of Travelweb and Active Hotels in 2004, and in the acquisition of Bookings in July 2005.  The remaining proceeds are available for general corporate purposes, strategic uses and working capital requirements.

10.          TREASURY STOCK

In the fourth quarter of 2005, the Company’s Board of Directors authorized the repurchase of up to $50 million of the Company’s common stock from time to time in the open market or in privately negotiated transactions.  Under this program, the Company repurchased 237,857 shares of its common stock at an aggregate cost of $5.7 million in the six months ended June 30, 2006.  All shares were repurchased at prevailing market prices.  In December 2005, the Company repurchased 833,333 warrants to purchase its common stock at their then-current fair market value of $12.2 million.

The Company may make additional repurchases of shares under its stock repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.  Whether and when to initiate and/or complete any purchase of common stock and the amount of common stock purchased will be determined in the Company’s complete discretion.  As of June 30, 2006, there were approximately 2.7 million shares of the Company’s common stock held in treasury.

11.          REDEEMABLE PREFERRED STOCK

In February 2006 and 2005, the Company issued Delta Air Lines, Inc. a dividend on the Series B Redeemable Preferred Stock in the amount of 40,240 shares of the Company’s common stock.  As a result, the Company recorded a non-cash dividend charge of $865,000 and $878,000 in the first quarter of 2006 and 2005, respectively.

12.          GOODWILL

A substantial majority of the Company’s goodwill relates to its acquisitions of Travelweb LLC, Active Hotels Ltd. (“Active Hotels”), and Bookings.

Change in goodwill for the period ended June 30, 2006 consists of the following (in thousands):

Balance at January 1, 2006	$198,417

Acquisition	2,551

Adjustment to pre-acquisition liabilities	(102)

Purchase of minority interest	376

Currency translation adjustments	12,604

Balance at June 30, 2006	$213,846

13.                               TAXES

Income tax expense includes U.S. and international income taxes, determined using an estimate of the Company’s annual effective tax rate.  A deferred tax liability is recognized for all taxable temporary differences, and a deferred tax asset is recognized for all deductible temporary differences and operating loss and tax credit carryforwards.  A valuation allowance is recognized if it is more likely than not that some portion of the deferred tax asset will not be realized.

The Company recognizes income tax expense related to income generated outside of the United States based upon the applicable tax rates of the foreign countries in which the income is generated.  During the three and six months ended June 30, 2006, the substantial majority of the Company’s foreign-sourced income has been generated in the United Kingdom and the Netherlands.  In connection with the acquisitions of Active Hotels and Bookings, the Company instituted structural and financial arrangements which it believes are reasonable and customary, but which are subject to review and approval by the relevant foreign taxing jurisdiction.  To the extent such arrangements are not approved by the foreign taxing jurisdictions, it could result in a cumulative adjustment to tax expense and a higher future effective tax rate.

The Company’s 2006 effective tax rate differs from the U.S. statutory rate of 35% primarily due to the foreign tax benefit of certain structural and financial arrangements and lower foreign tax rates, partly offset by state income taxes.

The Company has significant deferred tax assets, resulting principally from domestic net operating loss carryforwards (“NOLs”).  As required by SFAS No. 109, “Accounting for Income Taxes,” the Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of these deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of our deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carryforward periods available to it for tax reporting purposes, and other relevant factors. Through June 30, 2005, the Company provided a valuation allowance for the full amount of the deferred tax asset.  Management concluded in the third quarter 2005, based upon its assessment of positive and negative evidence, that it is more likely than not that a portion of the deferred tax assets will be realized.  Accordingly, the Company recorded a non-cash tax benefit in the third quarter 2005, resulting from a $170.5 million reversal of a portion of its valuation allowance on its deferred tax assets.  It is the Company’s belief that it is more likely than not that its remaining deferred tax assets will not be realized and, accordingly, a valuation allowance remains against those assets.  The valuation allowance may need to be adjusted in the future if facts and circumstances change, causing a reassessment of the realization of its deferred tax assets.  The deferred tax asset, net of the valuation allowance, amounted to $155.1 million at June 30, 2006, and $158.7 million at December 31, 2005.  The current portion, in the amount of $12.1 million, is recorded in prepaid expenses and other current assets on the Consolidated Balance Sheet at June 30, 2006 and December 31, 2005.

The Company has recorded a deferred tax liability in the amount of $41.9 million at June 30, 2006, and $42.4 million at December 31, 2005, primarily related to the assignment of estimated fair value to certain purchased identifiable intangible assets associated with the acquisitions of Active Hotels and Bookings.

14.          MINORITY INTERESTS

In connection with the Company’s acquisitions of Active Hotels in September 2004 and Bookings in July 2005 and the reorganization of its European operations, key managers of Bookings and Active Hotels purchased shares of priceline.com International.  In addition, these key managers were granted restricted stock and restricted stock units in priceline.com International shares that vest over time.  As of June 30, 2006, the total aggregate minority interest in priceline.com International on a fully diluted basis was approximately 8.3%.

The holders of the minority interest in priceline.com International have the right to put their shares to the Company and the Company has the right to call their shares at a purchase price reflecting the fair market value of the shares at the time of the exercise of the put or call right.  Subject to certain exceptions, (a) certain of the shares are subject to the put and call options in March 2006, 2007 and 2008 and (b) certain of the shares are subject to the put and call options in August 2006, 2007 and 2008.  In April 2006, the Company repurchased shares underlying minority interest with a carrying value of $1.2 million for an aggregate purchase price of $1.6 million based upon the fair value.  The excess of the purchase price over the carrying value is recorded as goodwill.

All purchased securities and vested granted securities described above can be put by the holders of the securities or called by the Company shortly after the consummation of a “change in control” of the Company.    The Company obtains an independent valuation of priceline.com International at each exercise date.  Based upon the latest valuation obtained in March 2006, the aggregate fair value of the minority interest in priceline.com International was $33.0 million at June 30, 2006 including unvested restricted stock and restricted stock units.

15.          COMMITMENTS AND CONTINGENCIES

Litigation Related to Hotel Occupancy and Other Taxes

Statewide Putative Class Actions

A number of cities and counties have filed putative class actions on behalf of themselves and other allegedly similarly situated cities and counties within the same respective state against the Company and other defendants, including, but not in all cases, Hotels.com, L.P.; Hotel.com GP, LLC; Hotwire, Inc.; Cheaptickets, Inc.; Cendant Travel Distribution Services Group, Inc.; Expedia, Inc.; Internetwork Publishing Corp. (d/b/a

Lodging.com); Lowestfare.com, Inc.; Maupintour Holding LLC; Orbitz, Inc.; Orbitz, LLC; Site59.com, LLC; Travelocity.com, Inc.; Travelocity.com LP; Travelweb, LLC and Travelnow.com, Inc.  Each complaint alleges, among other things, that the defendants violated each jurisdiction’s respective hotel occupancy tax ordinance with respect to the charges and remittance of amounts to cover taxes under each ordinance.  Each complaint typically seeks compensatory damages, disgorgement, penalties available by law, attorneys’ fees and other relief.  Such actions include:

City of Los Angeles v. Hotels.com, Inc., et al.:  On December 30, 2004, a putative class action complaint was filed in the Superior Court for the County of Los Angeles by the City of Los Angeles on behalf of itself and a putative class of California cities, counties and other municipalities that have enacted occupancy taxes.  In addition to the tax claims, the complaint also asserts unfair competition claims under California Business and Professions Code § 17200, et seq. (“Section 17200”).  On May 19, 2005, the court ordered limited discovery.  On August 31, 2005, the City of Los Angeles filed an amended complaint adding a claim for a declaratory judgment.  On September 26, 2005, the court sustained the defendants’ demurrers on the ground of improper joinder of defendants and claims, and therefore, dismissed the amended complaint, with leave to file a second amended complaint.  On February 8, 2006, the City of Los Angeles filed a second amended complaint that asserts the same claims but includes additional allegations of fact.  On March 27, 2006, the defendants filed demurrers to the second amended complaint.  Those demurrers have been fully briefed and are scheduled to be argued before the court on August 17, 2006.  On March 31, 2006, the defendants filed a petition to coordinate of this matter with the City of San Diego case (discussed below).  On July 12, 2006, that petition was granted, and, as a result, this case and the City of San Diego case will now proceed in the Superior Court of Los Angeles.

City of Fairview Heights v. Orbitz, Inc., et al.:  On October 5, 2005, a putative class action complaint was filed in the Circuit Court, Twentieth Judicial Circuit, St. Clair County, Illinois by the City of Fairview Heights on behalf of itself and a putative class of Illinois taxing authorities that are allegedly authorized to impose a tax on the business of renting hotel rooms.  In addition to the tax claims, the complaint also asserts claims for violation of the Illinois Consumer Fraud and Deceptive Practices Act, 815 ILCS 505/1, similar laws in other states, conversion and unjust enrichment.  On November 28, 2005, the Company and certain other defendants removed this action to the United States District Court for the Southern District of Illinois.  On January 17, 2006, the defendants moved to dismiss the complaint.  On February 10, 2006, the City of Fairview Heights moved to remand this action to state court.  On July 12, 2006, the court granted defendants’ motion to dismiss all claims other than the tax claim, denied defendants’ motion to dismiss the tax claim, and denied plaintiff’s motion to remand.  The parties are scheduled to appear before the Court on August 10, 2006 for a scheduling conference.

City of Findlay v. Hotels.com, L.P., et al.:  On October 25, 2005, a putative class action complaint was filed in the Common Pleas Court of Hancock County, Ohio by the City of Findlay on behalf of itself and a putative class of Ohio cities, counties and townships that have enacted occupancy or excise taxes on lodging.  In addition to the tax claims, the complaint also asserts claims for violation of the Ohio Consumer Sales Practices Act, Ohio Revised Code Chapter 1345, et seq., conversion, a constructive trust and a declaratory judgment.  On November 22, 2005, the Company and certain other defendants removed this action to the United States District Court for the Northern District of Ohio.  On January 30, 2006, the defendants moved to dismiss the complaint.  On July 26, 2006, the court granted defendants’ motion to dismiss the Consumer Sales Practices Act claims and denied defendants’ motion to dismiss the remaining claims.  The parties are scheduled to appear before the court on August 21, 2006 for a case management conference.

City of Rome, Georgia, et al., v. Hotels.com, L.P., et al.:  On November 18, 2005, a putative class action complaint was filed in the United States District Court for the Northern District of Georgia by the City of Rome, Hart County and the City of Cartersville on behalf of themselves and a putative class of Georgia cities, counties and governments which have enacted transient occupancy taxes and/or excise taxes on lodging.  In addition to the tax claims, the complaint also asserts claims for violation of Georgia’s Uniform Deceptive and Unfair Trade Practices Act, conversion, unjust enrichment, a constructive trust and a declaratory judgment.  On February 6, 2006, the Company and certain other defendants moved to dismiss the complaint.  On May 8, 2006, the Court granted defendants’ motion to dismiss all claims relating to the Georgia sales and use tax and denied defendants’ motion to dismiss the excise tax claims.  The plaintiffs filed an amended complaint on June 7, 2006 naming additional plaintiffs and the parties are presently taking discovery.

Pitt County v. Hotels.com, L.P., et al.:  On December 1, 2005, a putative class action complaint was filed in the North Carolina General Court of Justice, Superior Court Division by Pitt County on behalf of itself and a putative class of North Carolina political subdivisions that impose occupancy taxes.  In addition to the tax claims, the complaint also asserts claims for violation of North Carolina General Statute § 75-1, et seq., conversion, a constructive trust and a declaratory judgment.  On February 13, 2006, the defendants removed this action to the United States District Court for the Eastern District of North Carolina.  On March 13, 2006, the defendants moved to dismiss the complaint.  Oral argument on that motion has been scheduled for October 17, 2006.

City of San Antonio, Texas v. Hotels.com, L.P., et al.:  On May 8, 2006, a putative class action complaint was filed in the United States District Court for the Western District of Texas, San Antonio Division, by the City of San Antonio on behalf of itself and putative classes of Texas municipalities.  In addition to the tax claims, the complaint also asserts claim for conversion and a declaratory judgment.  On June 30, 2006, the Company and other defendants moved to dismiss the complaint.  That motion is being briefed.

City of Gallup, New Mexico v. Hotels.com, L.P., et al.:  On May 17, 2006, a putative class action was filed in the Eleventh Judicial District Court, County of McKinley, New Mexico, by the City of Gallup on behalf of itself and a putative class of New Mexico municipalities which have enacted lodgers’ taxes.  In addition to the tax claims, the complaint also asserts claims for conversion and a declaratory judgment.  On June 23, 2006 defendants removed the action to the United States District Court for the District of New Mexico.  On July 31, 2006, the Company and other defendants moved to dismiss the complaint.  That motion is being briefed.

Lake County Convention and Visitors Bureau, Inc. and Marshall County v. Hotels.com, L.P., et al.:  On June 12, 2006, a putative class action was filed in the United Stated District Court for the Northern District of Indiana, Hammond Division, by the Lake County Convention and Visitors Bureau and Marshall County on behalf of themselves and a putative class of Indiana counties, convention and visitors bureaus and any other local governments which have enacted or benefit from taxes on innkeepers.  In addition to the tax claims, the complaint also asserts claims for conversion, unjust enrichment, and breach of fiduciary duties.  The Company and its subsidiaries have not been served with the complaint.

City of Orange, Texas v. Hotels.com, L.P., et al.:  On July 18, 2006, a putative class action was filed in the United States District Court for the Eastern District of Texas, Beaumont Division, by the City of Orange on behalf of itself and a putative class of Texas municipalities containing hotels in which rooms were marketed, distributed, sold or resold by defendants.  In addition to the tax claims, the complaint also asserts claims for conversion, civil conspiracy, and a declaratory judgment.  Travelweb LLC has been served with the complaint, but the Company and Lowestfare.com Inc. have not.

Leon County and Doris Maloy, Leon County Tax Collector v. Hotels.com, L.P., et al.:  On July 27, 2006, a putative class action was filed in the United States District Court for the Southern District of Florida, by Leon County and its tax collector on behalf of themselves and a putative class of Florida counties that collect tourist development taxes.  The Company and Lowestfare.com Inc. have been served with the complaint, but Travelweb LLC has not.

City of Jacksonville v. Hotels.com, L.P., et al.:  In July 2006, a putative class action was filed in the Circuit Court, Fourth Judicial Circuit, in and for Duval County, Florida by the City of Jacksonville on behalf of itself and a putative class of Florida counties that collect tourist development taxes and/or convention development taxes and that have elected self administration of such taxes.  In addition to the tax claims, the complaint also asserts claims for conversion, unjust enrichment, a constructive trust, and a declaratory judgment.  The Company and its subsidiaries have not been served with the complaint.

The Company intends to defend vigorously against the claims in all of the aforementioned proceedings.  The Company is unable at this time to predict the outcome of these proceedings or reasonably estimate a range of possible loss, if any.

Actions Filed on Behalf of Individual Cities

Several cities across the country have filed actions relating to the collection of occupancy taxes against the Company and other defendants, including, but not in all cases, Hotels.com, L.P.; Hotel.com GP, LLC; Hotwire, Inc.; Cheaptickets, Inc.; Cendant Travel Distribution Services Group, Inc.; Expedia, Inc.; Internetwork Publishing Corp. (d/b/a Lodging.com); Lowestfare.com, Inc.; Maupintour Holding LLC; Orbitz, Inc.; Orbitz, LLC; priceline.com, Inc.; Site59.com, LLC; Travelocity.com, Inc.; Travelocity.com LP; Travelweb, LLC and Travelnow.com, Inc..  In each, the complaint alleges, among other things, that each of these defendants violated each city’s respective hotel occupancy tax ordinance with respect to the charges and remittance of amounts to cover taxes under each ordinance.  Each complaint typically seeks compensatory damages, disgorgement, penalties available by law, attorneys’ fees and other relief.  Such actions include:

City of Chicago, Illinois v. Hotels.com, L.P., et al.:  On November 1, 2005, the City of Chicago, Illinois filed a complaint in the Circuit Court of Cook County, Illinois.  In addition to the tax claims, the complaint also asserts claims for conversion, imposition of a constructive trust, and a demand for a legal accounting.  On January 31, 2006, the defendants moved to dismiss the complaint.  Oral argument is scheduled for September 12, 2006.

City of San Diego, California, v. Hotels.com L.P., et al.:  On February 9, 2006, the City of San Diego, California filed a complaint in Superior Court for the County of San Diego.  In addition to the tax claims, the complaint also asserts unfair competition claims under Section 17200.  On March 31, 2006, the defendants filed with a petition to coordinate this matter with the City of Los Angeles case (discussed above).  On July 12, 2006, that petition was granted, and, as a result, this case will now be coordinated with the City of Los Angeles action and will proceed in the Superior Court of Los Angeles.

City of Atlanta, Georgia, et al., v. Hotels.com L.P., et al.:  On March 29, 2006, the City of Atlanta, Georgia filed a complaint in the Superior Court of Fulton County, Georgia.  In addition to the tax claims, the complaint also asserts claims for a declaratory judgment, conversion, unjust enrichment, a constructive trust and a demand for an equitable accounting.  On June 5, 2006, certain defendants, including the Company and its subsidiaries, answered the complaint.  The parties are presently taking discovery.

City of Charleston, South Carolina, et al., v. Hotel.com, et al.:  On April 26, 2006, the City of Charleston, South Carolina filed a complaint in the Court of Common Pleas, Ninth Judicial Circuit of South Carolina.  In addition to the tax claims, the complaint also asserts claims for conversion, a constructive trust and a demand for a legal accounting.  On May 31, 2006, defendants removed the case to the United States District Court for the District of South Carolina, Charleston Division.  On July 7, 2006, the defendants answered the complaint.  The parties are presently negotiating the scheduling of the matter.

Town of Mount Pleasant, South Carolina v. Hotels.com, et al.:  On May 23, 2006, the Town of Mount Pleasant, South Carolina filed a complaint in the Court of Common Pleas, Ninth Judicial Circuit of South Carolina.  On July 21, 2006, the defendants removed the case to the United States District Court for the District of South Carolina, Charleston Division.

The Company intends to defend vigorously against the claims in all of the aforementioned proceedings.  The Company is unable at this time to predict the outcome of these proceedings or reasonably estimate a range of possible loss, if any.

Consumer Class Actions

Marshall, et al. v. priceline.com, Inc.:  On February 17, 2005, a putative class action complaint was filed in the Superior Court of the State of Delaware for New Castle County by Jeanne Marshall and three other individuals on behalf of themselves and a putative class of allegedly similarly situated consumers nationwide against the Company.  The complaint alleged that the Company violated the Delaware Consumer Fraud Act, Del. Code Ann. Tit. 6, § 2511, et seq., relating to its disclosures and charges to customers to cover taxes under city hotel occupancy tax ordinances nationwide, and service fees.  The Company moved to dismiss the complaint on April 21, 2005.  The Company also moved to stay discovery until a determination of its motion to dismiss the complaint and the Court granted that stay on May 11, 2005.  On June 10, 2005, plaintiffs filed an amended complaint that asserts claims under the Delaware Consumer Fraud Act and for breach of contract and the implied duty of good faith and fair dealing.  The amended complaint seeks compensatory damages, punitive damages, attorneys’ fees and other relief.  On July 15, 2005, the Company filed a motion to dismiss the amended complaint.  The Company’s motion to dismiss was heard by the Court on November 4, 2005 and the parties are awaiting a decision.

Bush, et al. v. Cheaptickets, Inc., et al.  On February 17, 2005, a putative class action complaint was filed in Superior Court for County of Los Angeles by Ronald Bush and three other individuals on behalf of themselves and other allegedly similarly situated California consumers against the Company and several of the same defendants as named in the City of Los Angeles action (discussed above).  The complaint alleges each of the defendants engaged in acts of unfair competition in violation of Section 17200 relating to their respective disclosures and charges to customers to cover taxes under the above ordinances of the City of Los Angeles and other California cities, and service fees.  The complaint seeks restitution, relief for alleged conversion, including punitive damages, injunctive relief, and imposition of a constructive trust.  On July 1, 2005, plaintiffs filed an amended complaint, adding claims pursuant to California’s Consumer Legal Remedies Act, Civil Code §1750, et seq. and claims for breach of contract and the implied duty of good faith and fair dealing.  On December 2, 2005, the court ordered limited discovery and ordered that motions challenging the amended complaint would be coordinated with any similar motions filed in the City of Los Angeles action.

The Company intends to defend vigorously against the claims in all of the aforementioned proceedings.  The Company is unable at this time to predict the outcome of these proceedings or reasonably estimate a range of possible loss, if any.

Other Possible Actions

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
Krim v. priceline.com Inc., Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 3:00 CV 2083 (District of Connecticut).
Karas v. priceline.com Inc., Richard S. Braddock, Daniel H. Schulman and Jay S. Walker 3:00 CV 2232 (District of Connecticut).
Michols v. priceline.com Inc.,
Richard S. Braddock, Daniel H. Schulman and Jay S. Walker
3:00 CV 2280 (District of Connecticut).

All of these cases were assigned to Judge Dominic J. Squatrito.  On September 12, 2001, Judge Squatrito ordered that these cases be consolidated under the Master File No. 3:00cv1884 (DJS), and he designated lead plaintiffs and lead plaintiffs’ counsel.  On October 29, 2001, plaintiffs served a Consolidated Amended Complaint.  On February 5, 2002, Amerindo Investment Advisors, Inc., who was one of the lead plaintiffs in the consolidated action, made a motion for leave to withdraw as lead plaintiff.  The Court granted that motion on May 30, 2002.  On February 28, 2002, the Company filed a motion to dismiss the Consolidated Amended Complaint.  On October 7, 2004, the Court issued a Memorandum of Decision granting, in part, and denying, in part, the Company’s motion.  A scheduling order was entered by the Court on November 2, 2004 and the parties are now proceeding with discovery.  On December 8, 2005, the Court issued a Memorandum of Decision and Order stating that the November 2, 2004 scheduling order would be revised, but only after the parties have provided more details about the status of discovery.  Plaintiffs filed a motion for class certification on January 7, 2005 and the Company filed its opposition to that motion.  On April 4, 2006, the Court issued a Memorandum of Decision granting, in part, and denying, in part, the plaintiffs’ motion.  The Court certified a class and approved five of the six proposed class representatives.  On May 4, 2006, the case was transferred to Judge Christopher F. Droney.  Plaintiffs filed a motion for an order approving the proposed notice of class certification on May 5, 2006 and the Company filed its response to that motion.  On May 18, 2006, the case was transferred to Judge Alfred V. Covello.  The Company intends to defend vigorously against this action.  The Company is unable to predict the outcome of these suits or reasonably estimate a range of possible loss, if any.

In addition, on November 1, 2000 the Company was served with a complaint that purported to be a shareholder derivative action against its Board of Directors and certain of its current and former executive officers, as well as the Company (as a nominal defendant).  The complaint alleged breach of fiduciary duty and waste of corporate assets.  The action is captioned Mark Zimmerman v. Richard Braddock, J. Walker, D. Schulman, P. Allaire, R. Bahna, P. Blackney, W. Ford, M. Loeb, N. Nicholas, N. Peretsman, and priceline.com Incorporated, 18473-NC (Court of Chancery of Delaware, County of New Castle, State of Delaware).  On February 6, 2001, all defendants moved to dismiss the complaint for failure to make a demand upon the Board of Directors and failure to state a cause of action upon which relief can be granted.  Pursuant to a stipulation by the parties, an amended complaint was filed on June 21, 2001.  Defendants renewed their motion to dismiss on August 20, 2001, and plaintiff served his opposition to that motion on October 26, 2001.  Defendants filed their reply brief on January 7, 2002.  On December 20, 2002, the Court granted defendants’ motion without prejudice.  On April 25, 2003, a second amended complaint, adding H. Miller, was filed and a motion seeking leave of court to file the second amended complaint was filed on July 28, 2003.  That motion was fully briefed, and oral argument took place on May 9, 2005. Immediately following oral argument, the Court dismissed three of the four counts in the second amended complaint.  All of the counts against defendants Allaire, Bahna, Blackney, Ford, Loeb, Miller, Peretsman and Schulman have now been dismissed.  On September 8, 2005, the Court granted plaintiff leave to file the second amended complaint as to the one remaining count.  Defendants filed a motion requesting that the Court certify its September 8, 2005 order for interlocutory appeal to the Delaware Supreme Court, and the Court granted that motion on October 6, 2005.  On October 17, 2005, the Delaware Supreme Court accepted the interlocutory appeal.  The appeal was fully briefed, and oral argument took place on February 22, 2006.  In an Order dated April 3, 2006, the Delaware Supreme Court stated that the appeal would be scheduled for oral argument and determination by the Court en banc without further briefing.  The en banc oral argument took place on June 28, 2006.  Discovery in the case and the time in which Defendants are required to respond to the second amended complaint have been stayed pending the Delaware Supreme Court’s entry of mandate.   The Company intends to defend vigorously against this action.  The Company is unable to predict the outcome of the suit or reasonably estimate a range of possible loss, if any.

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

With respect to all the above matters, the Company will continue to evaluate the possibility of a loss and will, in accordance with Statement of Financial Accounting Standard No. 5, Accounting for Contingencies, record appropriate provisions, if and when a loss is considered probable and reasonably estimable.

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

Trends.  The online sale of travel services has been one of the fastest growing sectors of the Internet since the late 1990s.  While the online market for travel services continues to experience significant annualized growth, we believe that the domestic market share of third-party distributors, like priceline.com, has declined over the recent past and that the growth of the domestic online market for travel services has slowed.  We believe the decline in market share is attributable, in part, to a concerted initiative by travel suppliers to direct customers to their own websites in an effort to reduce distribution expenses and establish more direct control over their pricing.  In addition, over the course of 2005, and through the first half of 2006, airlines and hotel chains generally experienced year-over-year increases in load factors (a common metric that measures airplane customer usage) and occupancy rates (a common metric that measures hotel customer usage), respectively, which leaves them with less excess inventory to provide third party intermediaries like priceline.com.  Notwithstanding these trends, we continue to believe that the market for online travel services is an attractive market with continued opportunity for growth, in particular, in certain international markets.

Because we believe that an opportunity for growth exists in certain international markets, and since prior to the fourth quarter of 2004 substantially all of our revenue was generated in the U.S., we have taken steps to expand the markets we serve.  In September 2004, we acquired Active Hotels Ltd., a U.K. based online hotel service.  Active Hotels gives us a strong presence in the U.K.’s online hotel market.  Furthermore, in July 2005, we acquired Amsterdam-based Bookings B.V., one of Europe’s leading Internet hotel reservation services, with offices primarily in Amsterdam, Barcelona, Berlin, Loule, Paris, Rome, Pisa and Vienna.  All of our European operations, including

Active Hotels and Bookings, are majority-owned by us.  A minority interest in our European business is held by our European managers responsible for that business.  We work with a range of chain-owned and independently owned hotels across Europe and in major cities around the world to provide hotel reservations on various websites in multiple languages.

Our European operations represented approximately one-third of our gross bookings in the first half of 2006 and were a substantial contributor to our consolidated operating income during that period and we expect that over the remainder of 2006 they will represent a growing percentage of our total gross bookings and operating income.  As our European operations become more meaningful contributors to our results, we have seen, and expect to continue to see, changes in certain of our operating expenses and other financial metrics.  For example, because our European operations utilize online affiliate and search marketing as principal means of generating traffic to their websites, our online advertising expense has increased significantly since our acquisition of those companies, a trend we expect to continue throughout the remainder of 2006.  In addition, and as discussed in more detail below, since the acquisitions of Active Hotels and Bookings, we have seen the effects of seasonal fluctuation on our results change as a result of different revenue recognition policies that apply to our European hotel service (as well as our domestic retail hotel service) and the increased importance of European hotel bookings to our results of operations.

The financial prospects of our domestic business have been and continue to be significantly dependent upon the sale of leisure airline tickets and, as a result, the health of our domestic business has been directly related to the health of the airline industry.  Most domestic airlines, and many of our major suppliers, have experienced, and continue to experience, significant losses.  These losses have been compounded by competition from low-cost carriers and, more recently, by high fuel prices, which we believe increase the possibility of the additional bankruptcy and/or the liquidation or consolidation of one or more of the major domestic airlines.  As a result of these and other factors, many of the major airlines have deeply discounted retail airline tickets to maintain market share, simplified fare structures by removing restrictions associated with certain airline tickets and reduced their total capacity to increase load factors.  These actions have had, and continue to have, a detrimental effect on our overall airline business and, in particular, our Name Your Own Price® airline ticket service, which is negatively impacted by 1) increased load factors as airlines have less excess inventory to provide to third party intermediaries in general, and to lower yielding “opaque” services, in particular, like our Name Your Own Price® service, and 2) deep retail discounting because it hurts our value proposition and makes users less willing to accept the trade-offs associated with the Name Your Own Price® service, for what has become, in many cases, modest fare savings.

We rely on fees paid to us by Worldspan, L.P. and other global distribution systems, or GDSs, for travel bookings made through GDSs for a portion of our gross profit and a substantial portion of our operating income. We rebate certain GDS costs to certain suppliers (e.g., airlines, hotels, etc.) in exchange for contractual considerations such as those relating to inventory, pricing and availability, and expect to continue to do so in the future.  During 2006, most agreements between GDSs and the major domestic airlines expired, and most airlines have negotiated new agreements with reduced distribution costs for the airlines that go into effect September 1, 2006.  The structure of these new agreements, along with airline pressure on us to operate under the new structures, may require us to reduce our aggregate compensation and book through lower cost channels to receive airlines’ full content and avoid airline service fees.  At this time, we cannot predict the effect that the new agreements will have, but we expect that our GDS booking fees will be significantly reduced.  If we were denied access to airlines’ full content or had to impose service fees on our airline tickets, it could have a material adverse effect on our business, results of operations and financial condition.

Additionally, some travel suppliers are encouraging third-party travel intermediaries, such as us, to develop technology to bypass the traditional GDSs, such as enabling direct connections to the travel suppliers or using alternative global distribution methods recently developed by new entrants, such as G2 Switchworks Corp., to the global distribution marketplace.  Such new entrants propose using technology that is less complex than traditional global distribution systems, and that enables the distribution of airline tickets in a manner that is more cost-effective to the airline suppliers.  To this end, in the first quarter 2006, we entered into an agreement with G2 Switchworks for the provision of GDS services.  In addition, to further reduce our dependence on Worldspan, L.P., in the first quarter 2006, we entered into an agreement for the provision of GDS services with Sabre Inc.  Development of the technology to connect to such alternative GDSs, or to enable direct connections to travel suppliers, requires the use of information technology resources and could cause us to incur additional operating expenses, increase the frequency/duration of system problems and delay other projects.  Furthermore, our contractual obligations to Worldspan, L.P. may limit our ability to pursue the most financially attractive GDS options during the term of our agreement with Worldspan, L.P., which expires December 31, 2007.

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

Recent Accounting Pronouncements.  In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Uncertainty in Income Taxes.” FIN 48 applies to all tax positions and clarifies the recognition of tax benefits in the financial statements by providing for a two-step approach of recognition and measurement. The first step involves assessing whether the tax position is more likely than not to be sustained upon examination based upon its technical merits. The second step involves measurement of the amount to recognize.  Tax positions that meet the more likely than not threshold are measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate finalization with the taxing authority.  FIN 48 will become effective in the first quarter of 2007. Management is currently evaluating the effect, if any, that adoption of FIN 48 will have on our consolidated results of operations and financial position.

Results of Operations

Three and Six Months Ended June 30, 2006 compared to the Three and Six Months Ended June 30, 2005

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

The number of airline tickets, hotel room nights and rental car days sold through our websites and the related gross bookings were as follows:

	Airline Tickets	Hotel Room Nights	Rental Car Days	Gross Bookings

Three Months ended June 30, 2006	821,000	5.0 million	2.0 million	$927 million

Three Months ended June 30, 2005	789,000	2.7 million	1.5 million	$569 million

Six Months ended June 30, 2006	1.5 million	9.1 million	3.6 million	$1,674 million

Six Months ended June 30, 2005	1.5 million	5.3 million	2.8 million	$1,079 million

Airline tickets sold increased by 4.1% and 0.8% for the three and six months ended June 30, 2006, respectively, over the same periods in 2005.  The increase in the number of airline tickets sold in the three and six months ended June 30, 2006, compared to the same period in 2005, was primarily attributable to an increase in the sale of retail airline tickets, partially offset by a significant percentage decrease in the sale of Name Your Own Price® airline tickets.

Hotel room nights sold increased by 82.5% and 72.8% for the three and six months ended June 30, 2006, respectively, over the same periods in 2005.  The increase in the number of hotel room nights sold in the three and six months ended June 30, 2006, compared to the same period in 2005, was primarily due to growth in our hotel room nights sold through (1) our European operations, which are substantially comprised of Active Hotels and Bookings, which were acquired in the third quarters of 2004 and 2005, respectively, and (2) our retail hotel service.  This increase was partially offset by a decrease in the sale of Name Your Own Price® hotel room nights.  Our retail hotel service, which was launched in March 2005, benefited from the enhanced integration of our retail and Name Your Own Price® services.   We believe that the benefit to our retail hotel service came partially at the expense of sales of Name Your Own Price® hotel room nights during the quarter, as some amount of demand that may otherwise have been directed to the Name Your Own Price® service instead was directed to our retail hotel service.

Rental car days sold increased by 30.3% and 28.7% for the three and six months ended June 30, 2006, respectively, over the same period in 2005, due to increases in sales of our retail and opaque rental car services, which benefited from the launch of enhanced integration of retail and Name Your Own Price® services in the first quarter 2006, as well as from the launch of new features in 2005, including options for one-way destination and off-airport car rentals.

Gross bookings increased by 62.8% and 55.1% for the three and six months ended June 30, 2006, respectively, compared to the same periods in 2005.  The increase was driven primarily by an increase of 128.7%

and 114.4% in “agency” bookings for the three and six months ended June 30, 2006, respectively, which was primarily attributable to (1) growth in our European operations, which are substantially comprised of Active Hotels and Bookings, which were acquired in the third quarters of 2004 and 2005, respectively; (2) the increased sale of retail airline tickets; (3) the increased sale of retail rental cars; and (4) the inclusion of agency gross bookings relating to our retail hotel service launched in March 2005.  Merchant gross bookings increased by 5.0% and 2.4% for the three and six months ended June 30, 2006, respectively, over the same periods in 2005.  The increase was primarily due to an increase in merchant gross bookings relating to our retail hotel service, an increase in the sale of opaque rental car days and an increase in merchant gross bookings related to our vacation package service, partially offset by a decrease in the sale of opaque airline tickets and merchant price-disclosed airline tickets.

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

We continue to experience a shift in the mix of our airline ticket business from a business historically focused exclusively on the sale of merchant (“opaque”) Name Your Own Price® travel services to a business that includes the sale of retail, price-disclosed travel services.  Because merchant Name Your Own Price® travel services are reported on a “gross” basis and retail travel services are primarily recorded on a “net” basis, revenue increases and decreases are impacted by changes in the mix of the sale of merchant and retail travel services and, consequently, gross profit has become an increasingly important measure of evaluating growth in our business.  Additionally, our European operations contributed approximately $47.1 million and $69.5 million to our revenues for the three and six months ended June 30, 2006.  Revenues generated by our European operations are primarily recorded on a “net” basis.

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	($000)			($000)

	2006	2005		2006	2005

Merchant Revenues	$250,524	$246,504	1.6%	$460,962	$464,032	(0.7%)

Agency Revenues	55,892	18,858	196.4%	86,273	33,783	155.4%

Other Revenues	1,235	1,195	3.4%	2,329	2,134	9.1%

Total Revenues	$307,651	$266,557	15.4%	$549,564	$499,949	9.9%

Merchant Revenues

Merchant revenues for the three and six months ended June 30, 2006 were generally flat compared to the same periods in 2005, primarily due to a decrease in the sale of Name Your Own Price® airline tickets and room nights, which was offset by an increase in the sale of Name Your Own Price® rental car days and merchant price-disclosed hotel room nights.  Additionally, in the three months ended June 30, 2006, an increase in average revenue per Name Your Own Price® room night compared to the same period in 2005 more than offset the decrease in Name Your Own Price® room nights sold. We believe that the decrease in the number of Name Your Own Price® airline tickets and room nights sold was due to the availability of retail alternatives on our website and inventory constraints in our Name Your Own Price® airline service, due in part to high domestic load factors among airlines.

Agency Revenues

Agency revenues for the three and six months ended June 30, 2006 increased 196.4% and 155.4%, respectively, compared to the same periods in 2005, primarily as a result of (1) growth in our European operations, which contributed $46.3 million and $67.6 million of agency revenue for the three and six months ended June 30, 2006, respectively, and $10.7 million and $17.7 million of agency revenue for the three and six months ended June 30, 2005, respectively; and (2) increased sales of retail hotel room nights and rental car days.  Results from our European operations are substantially comprised of Active Hotels and Bookings, which were acquired in the third quarters of 2004 and 2005, respectively.

Other Revenues

Other revenues during the three and six months ended June 30, 2006 consisted primarily of: (1) advertising revenues; and (2) fees for referring customers to pricelinemortgage.com for home financing services.  Other revenues for the three and six months ended June 30, 2006 increased 3.4% and 9.1%, respectively, compared to the same periods in 2005, primarily as a result of higher online advertising revenue.

Cost of Revenues and Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
	($000)			($000)
	2006	2005	% Change	2006	2005	% Change
Cost of Merchant Revenues	$201,847	$201,323	0.3%	$371,530	$377,008	(1.5%)

% of Merchant Revenues	80.6%	81.7%		80.6%	81.2%

Cost of Agency Revenues	—	—	—	—	—	—

% of Agency Revenues	0.0%	0.0%		0.0%	0.0%

Cost of Other Revenues	—	—	—	—	—	—

% of Other Revenues	0.0%	0.0%		0.0%	0.0%

Total Cost of Revenues	$201,847	$201,323	0.3%	$371,530	$377,008	(1.5%)

% of Revenues	65.6%	75.5%		67.6%	75.4%

Cost of Revenues

During the three and six months ended June 30, 2006, cost of revenues was generally flat compared to the same periods in 2005, due primarily to the fact that merchant revenues were generally flat in the same periods.  Cost of revenues entirely reflect merchant Name Your Own Price® transactions, whose revenues are recorded “gross” with a corresponding cost of revenue while retail transactions are recorded “net” with no corresponding cost of revenues.

Cost of Merchant Revenues

For the three and six months ended June 30, 2006, cost of merchant revenues consisted primarily of: (1) the cost of opaque hotel rooms from our suppliers, net of applicable taxes, (2) the cost of opaque airline tickets from our suppliers, net of the federal air transportation tax, segment fees and passenger facility charges imposed in connection with the sale of airline tickets; and (3) the cost of opaque rental cars from our suppliers, net of applicable taxes.  Cost of merchant revenues for the three and six months ended June 30, 2006 were generally flat compared to the same periods in 2005, due primarily to the fact that merchant revenues were generally flat in the same periods.  Merchant price-disclosed hotel revenues are recorded at their net amounts, which are amounts received less amounts paid to suppliers and therefore, there are no associated costs of merchant price-disclosed hotel revenues.

Cost of Agency Revenues

Agency revenues are recorded at their net amount, which are amounts received less amounts paid to suppliers, if any, and therefore, there are no costs of agency revenues.

Cost of Other Revenues

For the three and six months ended June 30, 2006 and 2005, there were no costs of other revenues.

Gross Profit

Total gross profit for the three and six months ended June 30, 2006 increased by 62.2% and 44.8% compared to the same periods in 2005, primarily as a result of increased revenue from (1) our European operations, which are substantially comprised of Active Hotels and Bookings, which were acquired in the third quarters of 2004 and 2005, respectively; (2) increased sales of retail travel services; and (3) increased sales of Name Your Own Price® rental car days.  These increases were partially offset by decreases in the sale of Name Your Own Price® airline tickets and hotel room nights.  However, in the three months ended June 30, 2006, an increase in average revenue per room night compared to the same period in 2005 more than offset the decrease in Name Your Own Price® room nights sold.  The contribution to gross profit from airline ticket sales during the three and six months ended June 30, 2006 was negatively impacted by a decrease in net GDS fees per ticket as compared to the same periods in 2005, which contributed to lower margins on retail ticket sales in particular. Total gross margin (gross profit expressed as a percentage of total revenue) increased during the three months ended June 30, 2006, compared to the same period in 2005, because Name Your Own Price® transactions, whose revenues are recorded “gross” with a corresponding cost of revenue, represented a smaller percentage of transactions compared to retail, price-disclosed transactions which are primarily recorded “net” with no corresponding cost of revenues.  Because Name Your Own Price® transactions are reported “gross” and retail transactions are primarily recorded on a “net” basis, we believe that gross profit has become an increasingly important measure of evaluating growth in our business.

	Three Months Ended June 30,			Six Months Ended June 30,
	($000)			($000)
	2006	2005	% Change	2006	2005	% Change
Merchant Gross Profit	$48,677	$45,181	7.7%	$89,432	$87,024	2.8%

Merchant Gross Margin	19.4%	18.3%		19.4%	18.8%

Agency Gross Profit	$55,892	$18,858	196.4%	$86,273	$33,783	155.4%

Agency Gross Margin	100.0%	100.0%		100.0%	100.0%

Other Gross Profit	$1,235	$1,195	3.3%	$2,329	$2,134	9.1%

Other Gross Margin	100.0%	100.0%		100.0%	100.0%

Total Gross Profit	$105,804	$65,234	62.2%	$178,034	$122,941	44.8%

Total Gross Margin	34.4%	24.5%		32.4%	24.6%

Merchant Gross Profit

Merchant gross profit consists of merchant revenues less the cost of merchant revenues. For the three and six months ended June 30, 2006, merchant gross profit increased from the same periods in 2005, primarily due to an increase in the sale of Name Your Own Price® rental car days and merchant price-disclosed hotel room nights which was partially offset by a decrease in the sale of Name Your Own Price® airline tickets and hotel room nights.  Additionally, in the three months ended June 30, 2006, an increase in average revenue per room night compared to the same period in 2005 more than offset the decrease in Name Your Own Price® room nights sold.  The contribution to merchant gross profit from Name Your Own Price® airline ticket sales during the three and six months ended June 30, 2006 was negatively impacted by a decrease in net GDS fees per ticket as compared to the same periods in 2005.  Merchant gross margin increased primarily because Name Your Own Price® transactions, whose revenues are recorded “gross” with a corresponding cost of revenue, represented a smaller percentage of transactions in the three and six months ended June 30, 2006, when compared to merchant price-disclosed hotel transactions, which are recorded “net” with no corresponding cost of revenues.

Agency Gross Profit

Agency gross profit consists of agency revenues, which are recorded net of agency costs, if any.  For the three and six months ended June 30, 2006, agency gross profit increased over the same periods in 2005, primarily as a result of (1) growth in our European operations, which are substantially comprised of Active Hotels and Bookings, which were acquired in the third quarters of 2004 and 2005, respectively; and (2) increased sales of retail hotel room nights and rental car days.

Other Gross Profit

During the three and six months ended June 30, 2006, other gross profit increased from the same period in 2005 primarily as a result of higher online advertising revenues.

Operating Expenses

Advertising
	Three Months Ended June 30,			Six Months Ended June 30,
	($000)			($000)
	2006	2005	% Change	2006	2005	% Change

Offline Advertising	$8,861	$8,089	9.5%	$18,298	$19,162	(4.5%)

% of Total Gross Profit	8.4%	12.4%		10.3%	15.6%

Online Advertising	$30,493	$12,205	149.8%	$52,354	$22,137	136.5%

% of Total Gross Profit	28.8%	18.7%		29.4%	18.0%

Offline advertising expenses consist primarily of: (1) the expenses associated with domestic television and radio advertising; and (2) agency fees, the cost for creative talent and production costs for television and radio commercials. For the six months ended June 30, 2006, offline advertising expenses were lower than in the same period in 2005, as we shifted some of our domestic advertising budget to online advertising.  Online advertising expenses primarily consist of the costs of (1) search engine keyword purchases; (2) affiliate programs; (3) banner and pop-up advertisements; and (4) e-mail advertisements.  For the three months ended June 30, 2006, online advertising expenses increased over the same period in 2005, primarily due to an increase in online advertising expenses related to our European operations, which rely primarily on online advertising to drive their businesses and an increase in our domestic online advertising.

Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
	($000)			($000)
	2006	2005	% Change	2006	2005	% Change

Sales and Marketing	$10,708	$10,113	5.9%	$20,290	$18,322	10.7%

% of Total Gross Profit	10.1%	15.5%		11.4%	14.9%

Sales and marketing expenses consist primarily of (1) credit card processing fees associated with merchant transactions; (2) fees paid to third-party service providers that operate our call centers; and (3) provisions for credit card charge-backs.  For the three and six months ended June 30, 2006, sales and marketing expenses, which are substantially variable in nature, increased over the same periods in 2005, primarily due to increased gross booking volumes.

Personnel

	Three Months Ended June 30,			Six Months Ended June 30,
	($000)			($000)
	2006	2005	% Change	2006	2005	% Change

Personnel	$18,757	$9,761	92.2%	$35,211	$20,983	67.8%

% of Total Gross Profit	17.7%	15.0%		19.8%	17.1%

Personnel expenses consist of compensation to our personnel, including salaries, bonuses, taxes, employee health benefits and stock based compensation. For the three and six months ended June 30, 2006, personnel expenses increased over the same periods in 2005, primarily due to increased personnel expenses associated with our European operations, which are substantially comprised of Active Hotels and Bookings, which were acquired in the third quarters of 2004 and 2005, respectively, increased employee bonus expense and an increase in stock-based compensation due mainly to the adoption of SFAS 123(R) on January 1, 2006, which requires companies to record non-cash compensation expense related to stock options granted to employees.  Stock based compensation expense was approximately $3.7 million and $6.7 million, for the three and six months ended June 30, 2006, respectively, and approximately $1.0 million and $1.7 million for the three and six months ended June 30, 2005, respectively.

General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	($000)			($000)
	2006	2005	% Change	2006	2005	% Change

General and Administrative	$7,256	$5,453	33.1%	$12,993	$9,687	34.1%

% of Total Gross Profit	6.9%	8.4%		7.3%	7.9%

General and administrative expenses consist primarily of: (1) fees for outside professionals; (2) occupancy expenses; (3) business insurance; and (4) litigation related expenses. General and administrative expenses increased during the three and six months ended June 30, 2006 over the same periods during 2005, due to increased general and administrative expenses associated with our European operations, which are substantially comprised of Active Hotels and Bookings, which were acquired in the third quarters of 2004 and 2005, respectively, approximately $900,000 of professional fees incurred for advisory services associated with acquisition activity that was pursued during the three months ended June 30, 2006, additional fees for outside professionals and expenses related to pending litigation.

Information Technology

	Three Months Ended June 30,			Six Months Ended June 30,
	($000)			($000)
	2006	2005	% Change	2006	2005	% Change

Information Technology	$2,332	$2,776	(16.0%)	$4,639	$5,516	(15.9%)

% of Total Gross Profit	2.2%	4.3%		2.6%	4.5%

Information technology expenses consist primarily of: (1) system maintenance and software license fees; (2) data communications and other expenses associated with operating our Internet sites; and (3) payments to outside contractors. For the three and six months ended June 30, 2006, information technology expenses decreased domestically from the same periods in 2005 in part due to efficiencies resulting from the integration of Travelweb’s operations.  This decrease was partially offset by increased information technology expenses associated with our European operations, which are substantially comprised of Active Hotels and Bookings, which were acquired in the third quarters of 2004 and 2005, respectively.

Depreciation and Amortization

	Three Months Ended June 30,			Six Months Ended June 30,
	($000)			($000)
	2006	2005	% Change	2006	2005	% Change

Depreciation and Amortization	$8,360	$5,047	65.6%	$16,306	$10,513	55.1%

% of Total Gross Profit	7.9%	7.7%		9.2%	8.6%

Depreciation and amortization expenses consist of:  (1) amortization of intangible assets with determinable lives;
(2) amortization of internally developed and purchased software, (3) depreciation of computer equipment; and (4) depreciation of leasehold improvements, office equipment and furniture and fixtures.  For the three and six months ended June 30, 2006, depreciation and amortization expense increased from the same periods in 2005, primarily as a result of increased non-cash acquisition related amortization expenses associated with our European operations, which are substantially comprised of Active Hotels and Bookings, which were acquired in the third quarters of 2004 and 2005, respectively.

Restructuring Charge (Reversal)

	Three Months Ended June 30,			Six Months Ended June 30,
	($000)			($000)
	2006	2005	% Change	2006	2005	% Change

Restructuring Charge (Reversal)	$—	$—	0.0%	$135	$(336)	(140.2%)

% of Total Gross Profit	0.0%	0.0%		0.1%	0.3%

In the six months ended June 30, 2006, we recorded a net restructuring charge of approximately $135,000 related to vacated leased property.  In the six months ended June 30, 2005, we recorded a net restructuring reversal of approximately $336,000 related to estimated costs to complete certain restructuring activities in Europe.

Interest

	Three Months Ended June 30,			Six Months Ended June 30,
	($000)			($000)
	2006	2005	% Change	2006	2005	% Change

Interest Income	$2,121	$1,712	23.9%	$3,696	$3,168	16.7%

Interest Expense	(1,554)	(1,239)	25.4%	(3,053)	(2,531)	20.6%

Total	$567	$473	19.9%	$643	$637	0.9%

For the three and six months ended June 30, 2006, interest income on cash and marketable securities increased over the same periods in 2005, primarily due to higher prevailing interest rates.  Interest expense increased for the three and six months ended June 30, 2006 over the same period in 2005 due primarily to an increase in prevailing interest rates on the variable portion of the interest rate swap agreement related to our 1% Convertible Senior Notes.

Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	($000)			($000)
	2006	2005	% Change	2006	2005	% Change

Income tax expense	$5,578	$336	1,560.1%	$4,836	$45	10,646.7%

Income tax expense includes U.S. and international income taxes, determined using an estimate of our annual effective tax rate.  The Company’s 2006 effective tax rate differs from the U.S. statutory tax rate of 35% primarily due to the foreign tax benefit of certain structural and financial arrangements and lower foreign tax rates, partly offset by state income taxes.

We commenced recording a U.S. tax provision in the third quarter of 2005 upon recording the reversal of a portion of our valuation allowance on our deferred tax assets.  Therefore, income tax expense for the three and six month periods ended June 30, 2005 is lower than expected tax expense at the U.S. statutory rate of 35% because it only includes a provision for alternative minimum tax in the U.S. as well as international income taxes.  The non-cash U.S. income tax provision will materially negatively impact future net income and earnings per share as compared to prior periods.  Due to our significant net operating loss carryforwards, we do not expect to pay cash taxes on our U.S. federal taxable income tax for the foreseeable future.  We expect to make cash payments for U.S. alternative minimum tax and for certain international taxes.  In connection with the acquisitions of Active Hotels and Bookings, we instituted structural and financial arrangements which we believe are reasonable and customary, but which are subject to review and approval by the relevant foreign taxing jurisdiction.  To the extent such arrangements are not approved by the foreign taxing jurisdictions, it could result in a cumulative adjustment to tax expense and a higher future effective tax rate.

Equity in Income (Loss) of Investees and Minority Interests

	Three Months Ended June 30,			Six Months Ended June 30,
	($000)			($000)
	2006	2005	% Change	2006	2005	% Change

Equity in Income (Loss) of Investees and Minority Interests	$(887)	$312	(284.3%)	$(686)	$300	(228.7%)

Equity in income of investees and minority interests for the three and six months ended June 30, 2006 and 2005, represented (1) minority interests associated with the 8.3% ownership of priceline.com International that is held by certain managers of that business; and (2) equity in income (loss) of investees, principally comprised of our pro rata share of pricelinemortgage.com’s net results.  The change in equity in income of investees and minority interests versus the prior year was primarily due to an increase in the minority interest in the earnings of priceline.com International and a decrease in earnings of pricelinemortgage.com.

Liquidity and Capital Resources

As of June 30, 2006, we had $212.8 million in cash, cash equivalents, short-term investments and restricted cash. Approximately $21.3 million is restricted cash on deposit collateralizing letters of credit issued in favor of our credit card processor, certain suppliers and landlords.  We generally invest excess cash to make such funds readily available for operating purposes.  Cash equivalents and short-term investments are primarily comprised of highly liquid, high quality, investment grade debt instruments.

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

Net cash provided by operating activities for the six months ended June 30, 2006 was $45.4 million, resulting from net income of $12.4 million, non-cash items not affecting June 30, 2006 cash flows of $26.4 million and $6.7 million of changes in working capital.  The changes in working capital for the six months ended June 30, 2006, were primarily related to a $21.4 million increase in accounts receivable, offset by a $31.3 million increase in accounts payable, accrued expenses and other current liabilities.  The increases in accounts receivable and accounts payable were primarily seasonal in nature.  Our bookings and revenues are generally higher in the second quarter of the year than in the fourth quarter of the year which results in higher accounts receivable and accounts payable at June 30 compared to December 31.  We do not believe there has been any significant change in credit risk regarding our accounts receivable.  Accounts receivable are generally higher than the prior year due to the acquisition of Bookings B.V. and the growth in our European revenues.  Non-cash items were primarily associated with stock-based compensation expense, depreciation and amortization, primarily related to intangible assets acquired in our acquisitions of Travelweb, Active Hotels and Bookings.  Net cash provided by operating activities for the six months ended June 30, 2005 was $36.7 million, resulting from net income of $17.4 million, non-cash items not affecting June 30, 2005 cash flows of $14.0 million and $5.3 million of changes in working capital.  The changes in working capital for the six months ended June 30, 2005, were primarily related to a $19.9 million increase in accounts payable and accrued expenses, partially offset by a $15.7 million increase in accounts receivable.  The increases in accounts payable and accounts receivable were primarily seasonal in nature.  Non-cash items were primarily associated with the depreciation and amortization, primarily related to intangible assets acquired in our acquisitions of Travelweb and Active Hotels.

Net cash used in investing activities was $8.3 million and $20.3 million for the six months ended June 30, 2006 and 2005, respectively.  Investing activities were affected by $0.1 million of net redemptions of short-term investments for the six months ended June 30, 2006.  Net purchases of $14.6 million of short-term investments affected investing activities for the six months ended June 30, 2005.  During the six months ended June 30, 2006, we invested $3.1 million, net of cash acquired, in acquisitions.  Cash invested in purchases of property and equipment was $6.3 million and $6.2 million in the six months ended June 30, 2006 and 2005, respectively.

Net cash used in financing activities was approximately $0.6 million for the six months ended June 30, 2006.  The cash used in financing activities during the six months ended June 30, 2006 was primarily related to $5.7 million of treasury stock purchases and the purchase of $1.6 million of stock in priceline.com International held by minority interest shareholders, partially offset by $6.7 million of proceeds from the exercise of employee stock options.  Net cash provided by financing activities for the six months ended June 30, 2005 was primarily related to $2.7 million of proceeds from the exercise of employee stock options.

As more fully discussed in Note 14 to the Consolidated Financial Statements, as of June 30, 2006, the total aggregate minority interest in priceline.com International on a fully diluted basis was approximately 8.3%.  Based upon the latest valuation obtained in March 2006, the aggregate fair value of the minority interest in priceline.com International was $33.0 million at June 30, 2006, including unvested restricted stock and restricted stock units.  We expect the future fair value of the minority interest to grow significantly based upon expected continued strong performance of the European business.

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

Off-Balance Sheet Arrangements.

As of June 30, 2006, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

During the three months ended June 30, 2006, sales of airline tickets from our five largest and two largest airline suppliers accounted for approximately 83% and 43% of total airline tickets sold, respectively.  As a result, we are currently substantially dependent upon the continued participation of these airlines in priceline.com in order to maintain and continue to grow our total gross profit.

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

We are dependent on certain hotels.

Our financial prospects are significantly dependent upon the sale of hotel room nights.  During the three months ended June 30, 2006, sales of Name Your Own Price® hotel room nights from our five largest hotel suppliers accounted for approximately 35% of total Name Your Own Price® hotel room nights sold.  As a result, we are currently substantially dependent upon the continued participation of these hotels in priceline.com’s hotel service in order to maintain and continue to grow our total gross profit.

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

We rely on fees paid to us by Worldspan, L.P. and other global distribution systems, or GDSs, for travel bookings made through GDSs for a portion of our gross profit and a substantial portion of our operating income. We rebate certain GDS costs to certain suppliers (e.g., airlines, hotels, etc.) in exchange for contractual considerations such as those relating to inventory, pricing and availability, and expect to continue to do so in the future.  During 2006, most agreements between GDSs and the major domestic airlines expired, and most airlines have negotiated new agreements with reduced distribution costs for the airlines that go into effect September 1, 2006.  The structure of these new agreements, along with airline pressure on us to operate under the new structures, may require us to reduce our aggregate compensation and book through lower cost channels to receive airlines’ full content and avoid airline service fees.  At this time, we cannot predict the effect that the new agreements will have, but we expect that our GDS booking fees will be significantly reduced.  If we were denied access to airlines’ full content or had to impose service fees on our airline tickets, it could have a material adverse effect on our business, results of operations and financial condition.

Additionally, some travel suppliers are encouraging third-party travel intermediaries, such as us, to develop technology to bypass the traditional GDSs, such as enabling direct connections to the travel suppliers or using alternative global distribution methods recently developed by new entrants, such as G2 Switchworks Corp., to the global distribution marketplace.  Such new entrants propose using technology that is less complex than traditional global distribution systems, and that enables the distribution of airline tickets in a manner that is more cost-effective to the airline suppliers.  To this end, in the first quarter 2006, we entered into an agreement with G2 Switchworks for the provision of GDS services.  In addition, to further reduce our dependence on Worldspan, L.P., in the first quarter 2006, we entered into an agreement for the provision of GDS services with Sabre Inc.  Development of the technology to connect to such alternative GDSs, or to enable direct connections to travel suppliers, requires the use of information technology resources and could cause us to incur additional operating expenses, increase the frequency/duration of system problems and delay other projects.  Furthermore, our contractual obligations to Worldspan, L.P. may limit our ability to pursue the most financially attractive GDS options during the term of our agreement with Worldspan, L.P., which expires on December 31, 2007.

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

•                  large online portal and search companies, such as AOL (including AOL Travel), Yahoo! (including Yahoo! Travel) and Google;

•                  traditional travel agencies;

•                  online travel search sites such as SideStep.com, Mobissimo.com, Cheapflights.com, FareChase.com, Kayak.com (sometimes referred to as “meta-search”) and travel research sites that have search functionality, such as TripAdvisor and Travelzoo; and

•                  operators of travel industry reservation databases such as Galileo, Worldspan, L.P. and Amadeus.

Competitors of our European operations include, among others, Expedia (including hotels.com), Cendant Corporation (including Travelport, ebookers, octopustravel, Gullivers.com, Flairview and LateRooms), Sabre Group (including lastminute.com), Superbreak, Venere, hotel.de and Hotel Reservation Service.

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

We utilize Internet search engines, principally through the purchase of travel-related keywords, to generate traffic to our websites.  Our European operations, in particular, rely to a significant extent upon third-party distribution partners that derive substantial business from search engines.  Recently, at least one major search engine changed the logic which determines the placement and display of results of a user’s search, such that the placement of links to our sites, and particularly those of our European operations and their affiliates, was negatively affected.  In a similar way, a significant amount of our European business is directed to our own websites through participation in pay-per-click advertising campaigns on Internet search engines whose pricing and operating dynamics can experience rapid change both technically and competitively.  If a major search engine changes its algorithms in a manner that further negatively affects the search engine ranking of us or our third-party distribution partners or changes its pricing, operating or competitive dynamics in a negative manner, our business, results of operations and financial condition would be adversely affected.

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

We may experience similar risks in connection with any future acquisitions. We may not be successful in addressing these risks or any other problems encountered in connection with the acquisitions of Active Hotels and Bookings or that we could encounter in future acquisitions, which would harm our business or cause us to fail to realize the anticipated benefits of our acquisitions.  We currently have approximately $316 million assigned primarily to the intangible assets and goodwill of Active Hotels and Bookings, and therefore, the occurrence of any of the aforementioned risks could result in a material adverse impact, including a material impairment of these assets, which could cause us to have to write-down goodwill.  Any such write-down of goodwill could adversely impact our operating results, which would cause our stock price to decline significantly.

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

We also face risks associated with security breaches affecting third parties conducting business over the Internet. Consumers generally are concerned with security and privacy on the Internet, and any publicized security problems could inhibit the growth of the Internet and, therefore, the priceline.com service as a means of conducting commercial transactions.  Additionally, security breaches at the third-party, supplier or distributor systems upon which we rely could result in negative publicity.

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

In the event that all or substantially all of our common stock is acquired prior to January 15, 2010, in a transaction in which the consideration paid to holders of our common stock consists of all, or substantially all, cash, we would be required to make additional payments to the holders of the 2.25% Notes of amounts ranging from $0 to $16.8 million depending upon the date of the transaction and our then current stock price.

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

Our communications infrastructure is provided by vendors such as AT&T, Verizon, IX EUROPE, Verizon Busines B.V. and TrueServer BV.  If they are unable, for any reason, to support the communications infrastructure they provide us, instabilities in our systems could increase until such time as we were able to replace their services.

While we do maintain redundant systems and hosting services for some of our business, it is possible that we could experience an interruption in our business, and we do not carry business interruption insurance sufficient to compensate us for losses that may occur.

Capacity constraints and system failures could harm our business.

We rely on supplier and distribution systems, including those of Worldspan, L.P., Pegasus Solutions, Sabre Inc., G2 Switchworks Corp., ITA and Navitaire.  If any of these systems becomes inaccessible, or partially inaccessible to us, due to system failure or otherwise, for any significant amount of time, our ability to process reservations could be adversely affected, in which case our results would suffer.  We also depend upon Paymentech to process our credit card transactions. If Paymentech was wholly or partially compromised, our cash flows could be disrupted until such a time as a replacement process could be put in place with a different vendor.  As we add complexity to our systems infrastructure by adding new supplier and distribution, our total system availability could decline and our results could suffer.

A substantial amount of our computer hardware for operating our services is currently located at the facilities of SAVVIS in New Jersey, AT&T in New York City, IX EUROPE in London, England, TrueServer BV and Redbus Interhouse Netherlands. These systems and operations are vulnerable to damage or interruption from human error, floods, fires, power loss, telecommunication failures and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at the SAVVIS facility, the AT&T facility, the IX EUROPE facility or the Netherlands facility could result in lengthy interruptions in our services. In addition, the failure by SAVVIS, Verizon, AT&T, IX EUROPE, Verizon Business B.V. or TrueServer BV to provide our required data communications capacity could result in interruptions in our service. Any system failure that causes an interruption in service or decreases the responsiveness of the priceline.com service could impair our reputation, damage our brand name and have a material adverse effect on our business, results of operations and financial condition.

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

Uncertainty regarding state and local taxes

We file tax returns in such states as required by law based on principles applicable to traditional businesses. In addition, we pay sales and other taxes, including hotel occupancy taxes, to suppliers related to travel services sold through the priceline.com service.  We believe that this practice is consistent with the tax laws of all jurisdictions. On an ongoing basis, we conduct a review and interpretation of the tax laws in various states and other jurisdictions relating to the payment of state and local hotel occupancy and other related taxes.  In connection with our review, we have met and had discussions with taxing authorities in certain jurisdictions but the ultimate resolution in any particular jurisdiction cannot be determined at this time.  Currently, hotels collect and remit hotel occupancy and related taxes to the various tax authorities based on the amounts collected by the hotels. Consistent with this practice, we recover the taxes on the underlying cost of the hotel room night from customers and pay that amount to the hotel operators for payment to the appropriate tax authorities.  As discussed in Note 15 to our Consolidated Financial Statements, several jurisdictions have initiated lawsuits indicating the position that sales or hotel occupancy tax is applicable to the differential between the price paid by a customer utilizing our service and the cost of the underlying room. Historically, we have not collected taxes on this differential. Additional state and local jurisdictions could assert that we are subject to sales or hotel occupancy taxes on this differential and could seek to collect such taxes, either retroactively or prospectively or both. A number of proposals have been made at state and local levels that could impose additional taxes on the sale of products and services through the Internet or the income derived from these sales. Such actions may result in substantial tax liabilities for past and/or future sales and could have a material adverse effect on our business and results of operations. To the extent that any tax authority succeeds in asserting that any such tax collection responsibility exists, it is likely that, with respect to future transactions, we would collect any such additional tax obligation from our customers, which would have the effect of increasing the cost of hotel room nights to our customers and, consequently, could reduce our hotel sales. We will continue to assess the risks of the potential financial impact of additional tax exposure, and to the extent appropriate, we will reserve for those estimated liabilities.

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

Hutchison Whampoa Limited and Cheung Kong (Holdings) Limited, which is a 49.97% shareholder of Hutchison Whampoa Limited, owned approximately 32% of our outstanding common stock as of June 30, 2006, and have the right to appoint three representatives to our Board of Directors.  Ian F. Wade and Dominic Kai Ming Lai are Hutchison Whampoa Limited’s representatives on our Board of Directors.  Cheung Kong (Holdings) Limited currently has no representative on our Board of Directors, however, it retains its right to appoint an additional director in the future.  These stockholders could exert significant influence over us and our strategic direction, and deter or prevent certain fundamental transactions involving our company.

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

We commenced recording a U.S. tax provision in the third quarter of 2005 upon recording the reversal of a portion of our valuation allowance on our deferred tax assets.  This non-cash provision will materially negatively impact future net income and earnings per share as compared to prior periods.  Due to our significant net operating loss carryforwards, we do not expect to pay cash taxes on our U.S. federal taxable income tax for the foreseeable future.  We expect to make cash payments for U.S. alternative minimum tax and for certain international taxes.

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

We did not experience any material changes in interest rate exposures during the three months and six months ended June 30, 2006.  Based upon economic conditions and leading market indicators at June 30, 2006, we do not foresee a significant adverse change in interest rates in the near future.

As of June 30, 2006, the carrying value of our debt is $223.3 million.  We estimate that the fair market value of our debt was approximately $218.4 million as of June 30, 2006.

As of June 30, 2006, we held an interest rate swap agreement on $45 million notional value of our fixed rate debt.  The fair value cost to terminate this swap as of June 30, 2006 was approximately $1.9 million.  A 10% adverse fluctuation in the 3-month LIBOR rate as of June 30, 2006, would increase the cost to terminate the interest rate swap by approximately $424,000.  Any increase or decrease in the fair value of the Company’s interest rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability, or cash flow.

As a result of our acquisitions of our European operations, we will conduct a significant and growing portion of our business outside the United States but will report our results in U.S. dollars.  As a result, we will face exposure to adverse movements in currency exchange rates.  The results of operations of our European operations are exposed to foreign exchange rate fluctuations as the financial results of our European operations are translated from local currency into U.S. dollars upon consolidation.  If the U.S. dollar weakens against the local currency, the translation of these foreign-currency-denominated balances will result in increased net assets, net revenues, operating expenses, and net income or loss.  Similarly, our net assets, net revenues, operating expenses, and net income or loss will decrease if the U.S. dollar strengthens against local currency. Additionally, foreign exchange rate fluctuations may adversely impact our results of operations as exchange rate fluctuations on transactions denominated in currencies other than the entity’s functional currency result in gains and losses that are reflected in our Consolidated Statement of Operations.  Our European operations are subject to risks typical of international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility.

As of June 30, 2006, contracts with notional values of 2.3 million British Pounds and 17.2 million Euros were outstanding to minimize the impact of short-term foreign currency fluctuations on our consolidated operating results.  We may enter into additional forward contracts or other economic hedges in the future.

Additionally, fixed rate investments are subject to interest rate volatility.  To the extent that changes in interest rates and currency exchange rates affect general economic conditions, priceline.com would also be affected by such changes.

Item 4.    Controls and Procedures

Prior to filing this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2006, our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic SEC reports.  It should be noted that the design of any system of controls is based in part upon certain assumptions, and there can be no assurance that any design will succeed in achieving its stated goals.

In addition, we reviewed our internal controls, and, except as further described in the following paragraph, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls to the date of their last evaluation.  In the course of this evaluation, we modify and refine our internal processes as conditions warrant.

In July 2005, we acquired Bookings, and as a result of that acquisition, we have undertaken a review of Bookings’ internal controls and intend to make changes, if necessary, that we believe to be appropriate to those internal controls as we integrate its business with ours. In addition, in the second quarter of 2006, we started to implement a new financial accounting system at Bookings, which is expected to improve efficiency and support growth. The implementation of this financial accounting system is expected to occur in phases starting in 3rd quarter 2006 through 2007 and will likely affect the processes that constitute the Company’s internal control over financial reporting.  As we further integrate Bookings’ business and continue with the system implementation, we will continue to review its internal controls and may take further steps to ensure that its internal controls are effective and integrated appropriately.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

A description of material legal proceedings to which we are a party is contained in Note 15 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

Item 4.  Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on June 1, 2006. Listed below are descriptions of the matters voted on and the results of such meeting.

		Number of Stockholders
	Matter Voted On	For	Withheld
1.	Election of Directors
	Jeffery H. Boyd	36,114,304	686,002
	Ralph M. Bahna	35,968,586	831,720
	Howard W. Barker, Jr.	36,094,434	705,872
	Jeffrey E. Epstein	36,093,740	706,566
	James M. Guyette	36,154,864	645,442
	Dominic Kai Ming Lai	36,078,816	721,490
	Nancy B. Peretsman	35,427,065	1,373,241
	Craig W. Rydin	36,092,457	707,849
	Ian F. Wade	28,544,237	8,256,069

		For	Against	Abstaining	Broker Non-Votes
2.	Ratification of appointment of Deloitte & Touche LLP as independent registered public accounting firm, for fiscal year ending December 31, 2006	36,665,613	38,916	95,776	—

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits

Exhibit Number	Description
12.1	Calculation of Ratio of Earnings to Fixed Charges and Preferred Dividends.
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                  Reports on Form 8-K

On May 4, 2006, we filed a report on Form 8-K in connection with the company’s first quarter 2006 earnings; and on May 24, 2006, we filed a report on Form 8-K in connection with presentation materials to be presented at Goldman Sachs.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICELINE.COM INCORPORATED
(Registrant)

Date: August 9, 2006	By:	/s/ Robert J. Mylod, Jr.
		Name:	Robert J. Mylod, Jr.
		Title:	Chief Financial Officer
(On behalf of the Registrant and
as principal financial officer)

Exhibit Index

Exhibit Number	Description

12.1	Calculation of Ratio of Earnings to Fixed Charges and Preferred Dividends.
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.