Form 10-Q
period 2006-09-30
PRICELINE COM INC
filed 2006-11-09
CIK 1075531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

Number of shares of Common Stock outstanding at November 1, 2006:

Common Stock, par value $0.008 per share	36,398,235
(Class)	(Number of Shares)

priceline.com Incorporated

Form 10-Q

For the Quarter Ended September 30, 2006

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

priceline.com Incorporated

CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$308,670	$80,341
Restricted cash	17,795	22,308
Short-term investments	32,686	72,745
Accounts receivable, net of allowance for doubtful accounts of $1,274 and $1,377, respectively	58,577	30,043
Prepaid expenses and other current assets	19,902	18,245
Total current assets	437,630	223,682

Property and equipment, net	20,738	18,271
Intangible assets, net	153,114	149,675
Goodwill	218,813	198,417
Deferred taxes	182,822	146,553
Other assets	21,417	17,430
Total assets	$1,034,534	$754,028

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53,806	$37,851
Accrued expenses and other current liabilities	43,239	29,545
Deferred merchant bookings	7,295	3,619
Total current liabilities	104,340	71,015

Deferred taxes	42,986	42,375
Other long-term liabilities	12,260	10,889
Minority interest	20,710	23,659
Long-term debt	523,718	223,549
Total liabilities	704,014	371,487

Series B mandatorily redeemable preferred stock, $0.01 par value; 80,000 authorized shares; $1,000 liquidation value per share; 80,000 shares issued and 13,470 shares outstanding	13,470	13,470

Stockholders’ equity:
Common stock, $0.008 par value; authorized 1,000,000,000 shares, 42,947,649 and 42,195,004 shares issued, respectively	329	323
Treasury stock, 6,597,701 and 2,496,326 shares, respectively	(486,253)	(350,628)
Additional paid-in capital	2,066,003	2,069,165
Deferred compensation	—	(6,810)
Accumulated deficit	(1,275,265)	(1,334,572)
Accumulated other comprehensive income (loss)	12,236	(8,407)
Total stockholders’ equity	317,050	369,071
Total liabilities and stockholders’ equity	$1,034,534	$754,028

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Merchant revenues	$238,558	$222,142	$699,520	$686,174
Agency revenues	73,326	35,497	159,599	69,280
Other revenues	1,583	1,158	3,913	3,293
Total revenues	313,467	258,797	863,032	758,747
Cost of merchant revenues	189,920	178,272	561,450	555,280
Cost of agency revenues	—	523	—	523
Cost of other revenues	—	—	—	—
Total costs of revenues	189,920	178,795	561,450	555,803
Gross profit	123,547	80,002	301,582	202,944

Operating expenses:
Advertising – Offline	6,665	7,320	24,962	26,482
Advertising – Online	34,560	19,865	86,914	42,001
Sales and marketing	11,204	9,645	31,494	27,967
Personnel, including stock-based compensation of $3,543, $1,270, $10,277 and $2,974, respectively	21,658	13,820	56,869	34,804
General and administrative, including option payroll taxes of $54, $10, $273 and $66, respectively	6,643	4,814	19,638	14,502
Information technology	2,551	2,508	7,190	8,023
Depreciation and amortization	8,664	7,138	24,970	17,651
Restructuring charge, net	—	2,000	135	1,664
Total operating expenses	91,945	67,110	252,172	173,094
Operating income	31,602	12,892	49,410	29,850
Other income (expense):
Interest income	2,626	1,102	6,322	4,271
Interest expense	(1,550)	(1,245)	(4,603)	(3,777)
Other	354	(77)	(157)	(558)
Total other income (expense)	1,430	(220)	1,562	(64)

Earnings before income taxes, equity in income (loss) of investees and minority interests	33,032	12,672	50,972	29,786
Income tax benefit	18,113	158,573	13,277	158,527
Equity in income (loss) of investees and minority interests	(2,328)	325	(3,015)	626
Net income	48,817	171,570	61,234	188,939
Preferred stock dividend	(1,063)	(976)	(1,927)	(1,854)

Net income applicable to common stockholders	$47,754	$170,594	$59,307	$187,085
Net income applicable to common stockholders per basic common share	$1.21	$4.36	$1.50	$4.79
Weighted average number of basic common shares outstanding	39,596	39,156	39,487	39,038
Net income applicable to common stockholders per diluted common share	$1.05	$3.71	$1.34	$4.12
Weighted average number of diluted common shares outstanding	46,385	46,485	46,153	46,441

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

(In thousands)

	Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Treasury Stock		Deferred
	Shares	Amount	in Capital	Deficit	Income (Loss)	Shares	Amount	Compensation	Total
Balance, January 1, 2006	42,195	$323	$2,069,165	$(1,334,572)	$(8,407)	(2,496)	$(350,628)	$(6,810)	$369,071
Net income applicable to common stockholders	—	—	—	59,307	—	—	—	—	59,307
Unrealized gain on marketable securities	—	—	—	—	107	—	—	—	107
Currency translation adjustment	—	—	—	—	20,536	—	—	—	20,536
Comprehensive income	—	—	—	—	—	—	—	—	79,950
Issuance of restricted stock, net of forfeitures	118	1	(1)	—	—	—	—	—	—

Reclassification of deferred compensation upon adoption of SFAS 123(R)	—	—	(6,810)	—	—	—	—	6,810	—
Issuance of preferred stock dividend	81	1	1,926	—	—	—	—	—	1,927

Exercise of stock options and vesting of restricted stock units	554	4	9,588	—	—	—	—	—	9,592
Repurchase of common stock	—	—	—	—	—	(4,102)	(135,625)	—	(135,625)

Purchase of conversion spread hedges	—	—	(32,520)	—	—	—	—	—	(32,520)
Stock-based compensation	—	—	9,010	—	—	—	—	—	9,010
Tax benefit on equity-related net operating losses	—	—	15,577	—	—	—	—	—	15,577
Excess tax benefit on stock-based compensation	—	—	68	—	—	—	—	—	68

Balance, September 30, 2006	42,948	$329	$2,066,003	$(1,275,265)	$12,236	(6,598)	$(486,253)	$—	$317,050

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2006	2005
OPERATING ACTIVITIES:
Net income	$61,234	$188,939
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,551	6,426
Amortization	18,439	12,779
Provision for uncollectible accounts, net	2,921	1,853
Deferred income taxes	(26,106)	(161,557)
Stock-based compensation expense	10,277	2,974
Amortization of debt issuance costs	1,061	1,104
Equity in (income) loss of investee, net and minority interests	3,015	(626)
Restructuring charges, net	135	1,664
Net loss on disposable property and equipment	—	91
Changes in assets and liabilities:
Accounts receivable	(28,491)	(13,576)
Prepaid expenses and other current assets	(2,150)	(35)
Accounts payable, accrued expenses and other current liabilities	31,831	8,959
Other	567	110
Net cash provided by operating activities	80,284	49,105
INVESTING ACTIVITIES:
Acquisitions and other equity investments, net of cash acquired	(3,104)	(133,802)
Purchase of short-term investments	(111,953)	(49,420)
Redemption of short-term investments	152,119	119,668
Additions to property and equipment	(9,628)	(8,034)
Change in restricted cash	4,538	931
Net cash provided by (used in) investing activities	31,972	(70,657)
FINANCING ACTIVITIES:
Repurchase of common stock	(135,625)	—
Proceeds from exercise of stock options	9,592	3,239
Proceeds from issuance of convertible senior notes	300,000	—
Payment of debt issuance costs	(7,900)	—
Purchase of conversion spread hedges	(32,520)	—
Excess tax benefit from stock-based compensation	68	—
(Purchase) sale of shares in subsidiary held by minority interest	(19,830)	18,708
Net cash provided by financing activities	113,785	21,947
Effect of exchange rate changes on cash and cash equivalents	2,288	(1,576)
Net increase (decrease) in cash and cash equivalents	228,329	(1,181)
Cash and cash equivalents, beginning of period	80,341	101,270
Cash and cash equivalents, end of period	$308,670	$100,089

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for income taxes	$10,682	$1,666

Cash paid during the period for interest	$3,552	$3,643

See Notes to Unaudited Consolidated Financial Statements

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

2.                                      BUSINESS ACQUISITION

On July 14, 2005, the Company, through its subsidiary, priceline.com International Limited (“priceline.com International”), acquired 100% of the total issued share capital of Bookings B.V. (“Bookings”), an Amsterdam-based provider of online services for the booking of European hotel reservations.  The total consideration for all of the Bookings shares was approximately $135 million, including direct acquisition costs and certain post-closing adjustments. The acquisition has been accounted for as a purchase business combination. The Company’s Unaudited Consolidated Financial Statements include the results of operations of Bookings since the acquisition in July 2005.

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

Stock-based compensation issued under the plans generally consists of non-qualified stock options, restricted stock, “performance shares” and restricted stock units.  Stock options are granted to employees at exercise prices equal to the fair market value of the common stock at the date of grant and have a term of 10 years.  Generally, stock option grants to employees vest over three years from the grant date.  Restricted stock, “performance shares” and restricted stock units generally vest over periods from 1 to 4 years.

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

Effective January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective method. Under this transition method, compensation cost recognized in the three and nine months ended September 30, 2006, includes amounts of: (a) compensation cost of all share based awards granted to employees prior to, but unvested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all stock-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the new provisions of SFAS 123(R). In accordance with the modified prospective method, results for prior periods have not been restated.  Stock-based compensation cost was approximately $10.3 million and $3.0 million for the nine months ended September 30, 2006 and 2005, respectively.  The related tax benefit for the nine months ended September 30, 2006 was approximately $3.7 million.  There was no related tax benefit for the nine months ended September 30, 2005.

The fair value of restricted stock, “performance shares” and restricted stock units is determined based on the number of shares granted and the quoted price of the Company’s common stock on the grant date, and the fair value of stock options is determined using the Black-Scholes valuation model. Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight line method under SFAS 123(R).

The adoption of SFAS 123(R) resulted in an increase in net earnings attributable to the cumulative effect of accounting change caused by SFAS 123(R)’s requirement to apply an estimated forfeiture rate to unvested awards.  The Company previously recorded forfeitures when they occurred. The cumulative effect of accounting change as of January 1, 2006 totaled approximately $211,000 ($131,000 net of related tax effect) and was recorded in personnel expense for the nine months ended September 30, 2006 since its impact on net income and net income per share was not significant.

Prior to the adoption of SFAS 123(R), deferred compensation related to restricted stock and restricted stock unit awards was classified as a separate component of stockholders’ equity. In accordance with the provisions of SFAS 123(R), on January 1, 2006, the balance in deferred compensation was reclassified to additional paid-in capital.

SFAS 123(R) also amends SFAS No. 95, Statement of Cash Flows, requiring the benefits of tax deductions in excess of recognized compensation costs to be reported as financing cash flows, rather than as operating cash flows as previously required. Tax benefits in excess of recognized compensation cost for the three and nine months ended September 30, 2006 amounted to $68,000.

The following table summarizes the effect of adopting SFAS 123(R) on the reported amounts for the nine months ended September 30, 2006 relative to amounts that would have been reported using the intrinsic value method under previous accounting (in thousands, except per share amounts):

	Intrinsic Value Method	SFAS 123(R) Adjustments	As Reported

Operating income	$53,810	$(4,400)	$49,410
Earnings before income taxes, equity in income (loss) of investees and minority interests	55,372	(4,400)	50,972
Net income	62,016	(2,709)	59,307

Net income applicable to common stockholders per basic common share:	$1.57	$(0.07)	$1.50

Net income applicable to common stockholders per diluted common share:	$1.40	$(0.06)	$1.34

No stock options were granted during the nine months ended September 30, 2006. The fair value of stock options granted during the three months ended September 30, 2005 was estimated at the date of grant using the Black-Scholes option pricing model, assuming no dividends and the following weighted average assumptions:

For the Three Months Ended September 30, 2005

Risk-free interest rate	4.1%

Expected lives	3 years

Volatility	70%

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

The following table provides relevant information as to reported results for the three and nine months ended September 30, 2005 under the Company’s intrinsic value method of accounting for stock options with supplemental information as if the fair value recognition provisions of SFAS 123 had been applied (in thousands, except per share amounts):

	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2005

Net income applicable to common stockholders, as reported	$170,594	$187,085

Add: Stock-based compensation, as reported, net of taxes	1,270	2,974

Deduct: Total stock-based compensation determined under SFAS 123 fair value based method for all stock-based compensation, net of taxes	(2,891)	(8,049)

Adjusted net income, SFAS 123, fair value method for all stock-based compensation	$168,973	$182,010

Net income applicable to common stockholders per basic common share, as reported	$4.36	$4.79

Net income applicable to common stockholders per diluted common share, as reported	$3.71	$4.12

Net income applicable to common stockholders per basic common share, SFAS 123 adjusted	$4.32	$4.66

Net income applicable to common stockholders per diluted common share, SFAS 123 adjusted	$3.67	$4.01

The following table summarizes stock option activity during the nine months ended September 30, 2006:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)

Outstanding at January 1, 2006	3,871,738	$52.37	6.7
Granted	—	—
Exercised	(536,159)	$17.89
Forfeited/Expired	(90,927)	$91.43
Outstanding at September 30, 2006	3,244,652	$56.98	5.8	$40,934
Vested or expected to vest at September 30, 2006	3,198,800	$57.49	5.8	$40,238
Exercisable at September 30, 2006	2,786,130	$62.80	5.4	$33,981

The weighted average grant-date fair value per share was $11.77 for 256,998 options granted during the nine months ended September 30, 2005.  As of September 30, 2006, the total future compensation cost related to unvested options not yet recognized was $4.5 million and the weighted average period over which these awards are expected to be recognized was 1.2 years.  The intrinsic value of options exercised was approximately $6.4 million and $1.8 million for the nine months ended September 30, 2006 and 2005, respectively.

The number of options that vested during the nine months ended September 30, 2006 and 2005, respectively, was 434,305 with a total fair value of approximately $5.1 million and 852,609 with a total fair value of approximately $8.6 million.

The following table summarizes the activity of unvested restricted stock, restricted stock units and “performance shares” (“Share Based Awards”) during the nine months ended September 30, 2006:

Share Based Awards	Shares	Weighted Average Grant Date Fair Value

Unvested at January 1, 2006	426,243	$22.51
Granted	319,000	$25.03
Vested	(145,163)	$22.44
Performance Shares Adjustment	111,150	$25.38
Forfeited/Expired	(18,570)	$23.48
Unvested at September 30, 2006	692,660	$24.12

The fair value of unvested shares is determined based on the closing stock price on the grant date. As of September 30, 2006, there was $12.4 million of total unrecognized compensation cost related to unvested Share Based Awards to be recognized over a weighted-average period of 2.3 years.

The unvested Share Based Awards at September 30, 2006 include 165,895 shares underlying a broad-based grant of “performance shares” to certain employees in February and June 2006, net of actual forfeitures, with a weighted average grant date fair value of approximately $25.38 per share.  The 165,895 represents the target number of shares of priceline.com common stock that will be issued to employees if the Company achieves certain financial performance versus a peer group of companies.  The actual number of performance shares issued will be determined at the end of the performance period and could range from zero to an additional 331,790 shares over the target number of shares if the maximum performance threshold associated with the “performance shares” is met by the Company.  Stock-based compensation related to the “performance shares” is recorded based upon the estimated probable outcome at the end of the performance period.  During the nine months ended September 30, 2006 the estimated probable number of shares to be issued at the end of the performance period was increased by 111,150 shares.

Unvested shares at September 30, 2006 also include 104,887 restricted stock units with a weighted average grant date fair value of approximately $23.78 per share.

The following table summarizes the activity of unvested restricted stock and restricted stock units related to shares of priceline.com International (“PIL Share Based Awards”) during the nine months ended September 30, 2006:

PIL Share Based Awards	Shares	Weighted Average Grant Date Fair Value

Unvested at January 1, 2006	96,375	$32.89
Granted	—	—
Vested	—	—
Forfeited/Expired	(3,153)	$31.67
Unvested at September 30, 2006	93,222	$32.93

The fair value of unvested shares is determined based on the estimated fair value on the grant date.  As of September 30, 2006 there was $1.4 million of total unrecognized compensation cost related to unvested PIL Share Based Awards (based upon the exchange rate as of September 30, 2006) to be recognized over a weighted-average period of 1.2 years.  Unvested shares at September 30, 2006 include 46,459 shares of restricted stock units with a weighted average grant date fair value of approximately $33.86 per share.

4.             NET INCOME PER SHARE

The Company computes basic and diluted earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is based upon the weighted average number of common and common equivalent shares outstanding during the period which is calculated using the treasury stock method for stock options, warrants and restricted stock.  Stock options and warrants for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation.   Contingently issuable shares are included in weighted average shares outstanding for calculating fully diluted earnings per share based on the number of shares, if any, that would be issuable if the end of the reporting period were the end of the performance period, if the result would be dilutive.  The shares that would be issued upon the conversion of the Company’s 1%, 2.25%, 0.50% and 0.75% Senior Convertible Notes (See Note 9 to the Unaudited Consolidated Financial Statements) are included in the calculation of diluted earnings per share if their inclusion is dilutive to earnings per share.

A reconciliation of net income and the weighted average number of shares outstanding used in calculating diluted earnings per share is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Net income applicable to common stockholders	$47,754	$170,594	$59,307	$187,085
Interest expense on convertible senior notes	762	750	2,323	2,234
Preferred stock dividend	—	976	—	1,854
	$48,516	$172,320	$61,630	$191,173

Weighted average number of basic common shares outstanding	39,596	39,156	39,487	39,038

Weighted average dilutive stock options, restricted stock, restricted stock units and performance shares	1,029	351	906	408

Weighted average dilutive stock warrants	—	1,218	—	1,235

Assumed conversion of convertible senior notes	5,760	5,760	5,760	5,760

Weighted average number of diluted common and common equivalent shares outstanding	46,385	46,485	46,153	46,441

Anti-dilutive potential common shares	3,885	4,422	4,008	4,253

5.             RESTRUCTURING

At September 30, 2006, the Company had a restructuring liability of $1.3 million for the estimated remaining costs related to leased property vacated by the Company in 2000. During the first quarter of 2006, the Company recorded a $135,000 restructuring charge based upon a re-evaluation of the estimated disposal costs related to the vacated leased property.  The Company estimates that, based on current available information, the remaining net cash outflows associated with its restructuring related commitments will be paid in 2006-2011. The current portion of the restructuring accrual in the amount of $655,000 is recorded in “Accrued expenses and other current liabilities” and the $642,000 non-current portion is recorded in “Other long-term liabilities” on the Company’s Unaudited Consolidated Balance Sheet.

6.             SHORT-TERM INVESTMENTS

The following table summarizes, by major security type, the Company’s marketable securities as of September 30, 2006 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Commercial paper	$16,872	$1	$—	$16,873
U.S. government agency – discount notes	15,811	2	—	15,813

Total	$32,683	$3	$—	$32,686

Contractual maturities of marketable securities classified as available-for-sale as of September 30, 2006 are all within one year.  No material gains or losses were realized for the three and nine months ended September 30, 2006 and 2005.

7.             INTANGIBLE ASSETS

The Company’s intangible assets consist of the following (in thousands):

	September 30, 2006			December 31, 2005				Weighted
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period	Average Useful Life

Supply and distribution agreements	$145,727	$(20,282)	$125,445	$129,781	$(12,616)	$117,165	3 - 13 years	13 years
Technology	20,672	(10,410)	10,262	17,270	(5,283)	11,987	3 years	3 years
Patents	1,489	(1,062)	427	1,494	(1,021)	473	3 - 15 years	14 years
Customer lists	9,470	(7,076)	2,394	9,689	(4,842)	4,847	2 - 3 years	2 years

Internet domain names	6,443	(537)	5,906	6,443	(54)	6,389	10 years	10 years
Tradenames	10,089	(1,600)	8,489	8,848	(148)	8,700	5 years	5 years
Other	1,076	(885)	191	326	(212)	114	3 - 15 years	9 years

Total intangible assets	$194,966	$(41,852)	$153,114	$173,851	$(24,176)	$149,675

Intangible assets with determinable lives are primarily amortized on a straight-line basis.   Intangible assets amortization expense was approximately $6.4 million and $5.9 million for the three months ended September 30, 2006 and 2005, respectively, and approximately $18.4 million and $12.8 million for the nine months ended September 30, 2006 and 2005, respectively.

The annual estimated amortization expense for intangible assets for the remainder of 2006, the next five years and thereafter is expected to be as follows (in thousands):

2006	$6,228
2007	21,005
2008	16,227
2009	14,055
2010	13,494
2011	11,682
Thereafter	70,423
$153,114

8.             OTHER ASSETS

Other assets at September 30, 2006 and December 31, 2005 consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Investment in pricelinemortgage.com	$9,567	$10,724
Deferred debt issuance costs, net	11,492	4,653
Other	358	2,053
Total	$21,417	$17,430

Investment in pricelinemortgage.com represents the Company’s 49% equity investment in pricelinemortgage.com and, accordingly, the Company recognizes its pro rata share of pricelinemortgage.com’s operating results, not to exceed an amount that the Company believes represents the investment’s estimated fair value. The Company recognized approximately $39,000 and $63,000 representing its pro rata share of pricelinemortgage.com’s operating loss for the three and nine months ended September 30, 2006, respectively.  For the three and nine months ended September 30, 2005, the Company recognized approximately $637,000 and $1.1 million of income from its investment in pricelinemortgage.com, respectively.  The Company earned advertising fees from pricelinemortgage.com of approximately $7,000 and $21,000 in the three months ended September 30, 2006 and 2005, respectively.  Additionally, the Company earned advertising fees from pricelinemortgage.com of approximately $16,000 and $46,000 in the nine months ended September 30, 2006 and 2005, respectively.  Due to recent losses incurred by pricelinemortgage.com, the Company reviewed the carrying value of its investment for impairment.  Based upon recent operating results and future projected results, the Company determined that its investment was impaired on an other-than temporary basis.  Accordingly, in third quarter 2006, the Company recorded a charge of $1.1 million to reduce the carrying value of its equity investment in pricelinemortgage.com to its estimated fair value.

In February 2005, the Company invested $1.0 million in an online advertising company (the “Investee”), representing 20% of that company’s outstanding equity. The investment was accounted for under the cost method.  An additional $1.2 million was invested in January 2006, increasing the Company’s ownership to approximately 42% of the outstanding equity and, accordingly, the Company began accounting for its investment under the equity method of accounting.  In June 2006, the Company purchased the remaining equity for an additional $2.0 million.  The acquisition has been accounted for under the purchase method of accounting.  The acquired company is included in the consolidated financial statements of the Company since the date of acquisition.  Assets acquired totaled $1.6 million and consisted principally of internally developed software and accounts receivable, while liabilities assumed totaled $0.1 million.  Goodwill resulting from this acquisition amounted to approximately $2.6 million.  The Company recognized approximately $219,000 of net loss from its pro rata share of the Investee’s operating results from January to June 2006.  Online advertising fees paid to the Investee prior to acquiring the remaining ownership interest in June 2006 were $435,000 and were $860,000 for the nine months ended September 30, 2005.

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

In September 2006, the Company issued $150 million aggregate principal amount of 0.5% Notes and $150 million of aggregate principal amount 0.75% Notes.  Deferred debt issuance costs of approximately $4.0 million and $4.0 million, respectively, consisting primarily of underwriting commissions and professional service fees, are being amortized using the effective interest rate method over approximately five years and seven years, respectively.

9.             CONVERTIBLE DEBT

In September 2006, the Company issued, in a private placement, $150 million aggregate principal amount of Convertible Senior Notes due September 30, 2011, with an interest rate of 0.50% (the “2011 Notes”), and $150 million aggregate principal amount of Convertible Senior Notes due September 30, 2013, with an interest rate of 0.75% (the “2013 Notes”).  Each $1,000 principal amount of 2011 Notes and the 2013 Notes will initially be convertible into 24.7647 shares of the Company’s common stock, par value $0.008 per share at a conversion price of approximately $40.38 per share, subject to adjustment.  The 2011 Notes and the 2013 Notes are convertible, at the option of the holder, prior to June 30, 2011 in the case of the 2011 Notes, and prior to June 30, 2013 in the case of the 2013 Notes, upon the occurrence of specified events, including, but not limited to a change in control, or if after the calendar quarter ending December 31, 2006, the closing sale price of the Company’s common stock for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 120% of the applicable conversion price in effect for the notes on the last trading day of the immediately preceding quarter.  In the event that all or substantially all of the Company’s common stock is acquired on or prior to the maturity of the 2011 Notes or the 2013 Notes, in a transaction in which the consideration paid to holders of the Company’s common stock consists of all or substantially all cash, the Company would be required to make additional payments in the form of additional shares of common stock to the holders of the 2011 Notes and the 2013 Notes, collectively, in aggregate value ranging from $0 to approximately $57.5 million depending upon the date of the transaction and the then current stock price of the Company. In October 2006, the initial purchasers exercised their over-allotment option to purchase an additional $22.5 million of 2011 Notes and $22.5 million of 2013 Notes, solely to cover over-allotments.

On and after June 30, 2011, with respect to the 2011 Notes, and on and after June 30, 2013, with respect to the 2013 Notes, holders shall have the right to convert all or any portion of such security at any time prior to the close of business on the scheduled trading day immediately preceding the maturity date, regardless of any conditions in place prior to those dates.  Upon conversion, a holder will receive cash for the principal amount of the note and cash or shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock for conversion value in excess of such principal amount.

Neither the 2011 Notes nor the 2013 Notes may be redeemed by the Company prior to maturity.  The holders may require the Company to repurchase the 2011 Notes and the 2013 Notes for cash in certain circumstances.  Interest on the 2011 Notes and the 2013 Notes is payable on March 30 and September 30 of each year, starting March 30, 2007.

In September 2006, the Company entered into hedge transactions relating to potential dilution of the Company’s common stock upon conversion of  the 2011 Notes and the 2013 Notes and (the “Conversion Spread Hedges”) with affiliates of the initial purchasers of the 2011 Notes and the 2013 Notes (the “counterparties”).  Under the Conversion Spread Hedges, the Company is entitled to purchase from the counterparties approximately 7.4 million shares of the Company’s common stock (the number of shares underlying the 2011 Notes and the 2013 Notes) at a strike price of $40.38 per share (subject to adjustment in certain circumstances) and the counterparties are entitled to purchase from the Company approximately 7.4 million shares of the Company’s common stock at a strike price of $50.47 per share (subject to adjustment in certain circumstances).   The Conversion Spread Hedges increase the effective conversion price of the 2011 Notes and the 2013 Notes to $50.47 per share from the Company’s perspective and are expected to reduce the potential dilution upon conversion of the 2011 Notes and the 2013 Notes.  If the market value per share of the Company’s common stock at the time of any exercise is above $40.38, the Conversion Spread Hedges will entitle the Company to receive from the counterparties net shares of the Company’s common stock based on the excess of the then current market price of the Company’s common stock over the strike price of the purchased call options.  Holders of the 2011 Notes and the 2013 Notes do not have any rights with respect to the Conversion Spread Hedges.  The Conversion Spread Hedges are separate transactions entered into by the Company with the counterparties, are not part of the terms of the Notes and will not affect the holders’ rights under the 2011 Notes and the 2013 Notes.

The Company analyzed the Conversion Spread Hedges under Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock,” and EITF 01-6, “The Meaning of Indexed to a Company’s Own Stock” and determined that they meet the criteria for classification as equity transactions. As a result, in the third quarter of 2006, the Company recorded the $32.5 million paid to purchase Conversion Spread Hedges as a reduction in additional paid-in capital and the Company will not recognize subsequent changes in fair value of the agreements.  In October 2006, the Company amended the Conversion Spread Hedges to increase the number of notional shares in the underlying agreements by approximately 1.1 million shares at a cost of approximately $4.9 million.  The amendment to the Conversion Spread Hedges was entered into with respect to the 2011 Notes and 2013 Notes sold in connection with the exercise of the initial purchasers’ over-allotment right, as described above.

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

In November 2003, the Company entered into an interest rate swap agreement whereby it swapped the fixed 1% interest on its 1% Notes for a floating interest rate based on the 3-month U.S. Dollar LIBOR, minus the applicable margin of 221 basis points, on $45 million notional value of debt.  This agreement expires August 1, 2010.  The Company designated this interest rate swap agreement as a fair value hedge.  The changes in the fair value of the interest rate swap agreement and the underlying debt are recorded as offsetting gains and losses in interest income and expense in the Unaudited Consolidated Statement of Operations.  Hedge ineffectiveness of $33,000 and $37,000 was recorded as an offset to interest expense for the three and nine months ended September 30, 2006, respectively.  Hedge ineffectiveness of $4,000 was recorded as a reduction of interest income for the three months ended September 30, 2005 and $7,000 was recorded as interest income for the nine months ended September 30, 2005.  The fair value cost to terminate this swap as of September 30, 2006 and December 31, 2005, was approximately $1.4 million and $1.5 million, respectively, and has been recorded as a credit in other long-term liabilities with a related adjustment to the carrying value of debt.

In June 2004, the Company issued, in a private placement, $100 million aggregate principal amount of Convertible Senior Notes due January 15, 2025, with an interest rate of 2.25% (the “2.25% Notes”).  The 2.25% Notes are convertible, subject to certain conditions, into the Company’s common stock, par value $0.008 per share, at the option of the holder, at a conversion price of approximately $37.95 per share, subject to adjustment upon the occurrence of specified events.  Each $1,000 principal amount of 2.25% Notes will initially be convertible into 26.3505 shares of the Company’s common stock if, on or prior to January 15, 2020, the closing sale price of our common stock for at least 20 consecutive trading days in the period of 30 consecutive trading days ending on the first day of a conversion period is more than 120% of the then current conversion price of the 2.25% Notes.  The 2.25% Notes are also convertible in certain other circumstances, such as a change in control of the Company.  In the event that all or substantially all of the Company’s common stock is acquired on or prior to January 15, 2010, in a transaction in which the consideration paid to holders of the Company’s common stock consists of all or substantially all cash, the Company would be required to make additional payments to the holders of the 2.25% Notes of amounts ranging from $0 to $16.4 million depending upon the date of the transaction and the then current stock price of the Company.  The Company’s obligation to make this payment is treated as an embedded derivative which, pursuant to Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), must be assigned its own value separate and apart from the value of the 2.25% Notes.  The estimated value of the derivative has been established based upon several quantitative and qualitative factors and will be amortized as interest expense ratably over approximately a 5 ½ year period.  Pursuant to SFAS 133, any subsequent change in the value of the derivative is recognized as income or expense in the period in which the change in value occurs.  Amortization expense and the effect of marking the instrument to market has not been material in any period.  In addition, the 2.25% Notes will be redeemable at the Company’s option beginning January 20, 2010, and the holders may require the Company to repurchase the 2.25% Notes on January 15, 2010, 2015 or 2020, or in certain other circumstances.  Interest on the 2.25% Notes is payable on January 15 and July 15 of each year.

The Company used a portion of the net proceeds from the issuance of the 2011 Notes and the 2013 Notes to purchase the Conversion Spread Hedges and to repurchase 3.85 million shares of its common stock at a cost of $129.6 million.   The Company used a portion of the net proceeds from the issuance of the 1% Notes and the 2.25% Notes in the acquisitions of Travelweb and Active Hotels in 2004, and in the acquisition of Bookings in July 2005.  The remaining proceeds are available for general corporate purposes, strategic uses and working capital requirements.

On October 10, 2006, the Company commenced an exchange offer for all of its existing 1% Notes and all of its existing 2.25% Notes, whereby the Company offered to exchange $1,000 principal amount of new 2006 1.00% Convertible Senior Notes due 2010 for each $1,000 principal amount of the existing 1% Notes, and $1,000 principal amount of new 2006 2.25% Convertible Senior Notes due 2025 for each $1,000 principal amount of the existing 2.25% Notes. The new notes are substantially the same as the existing notes except that the new notes have a net share settlement feature requiring the Company to settle the principal amount of the debt for cash upon conversion and cash or shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock for the conversion premium.  The new 1% Notes provide for a make whole premium payable in certain circumstances upon conversions occurring as a result of a change in control, while the existing 1% Notes do not provide for such a premium. In the event that all or substantially all of the Company’s common stock is acquired on or prior to August 1, 2008, in a transaction in which the consideration paid to holders of the Company’s common stock consists of all or substantially all cash, the Company would be required to make additional payments in the form of additional shares of common stock to the holders of the new 1% Notes in aggregate value ranging from $0 to approximately $18.9 million depending upon the date of the transaction and the then current stock price of the Company. The exchange offer expired on November 6, 2006.  Note holders tendered approximately $124.8 million aggregate principal amount of existing 1% Notes, representing approximately 99.85% of the total existing 1% Notes, and $100 million aggregate principal amount of existing 2.25% Notes, representing 100% of the total existing 2.25% Notes, for exchange.

10.          TREASURY STOCK

In the fourth quarter of 2005, the Company’s Board of Directors authorized the repurchase of up to $50 million of the Company’s common stock from time to time in the open market or in privately negotiated transactions.  Under this program, the Company repurchased 237,857 shares of its common stock at an aggregate cost of $5.7 million in the first half of 2006, at prevailing market prices.

During the third quarter 2006, the Company’s Board of Directors authorized the repurchase of up to $150 million shares of the Company’s common stock with a portion of the proceeds from the issuance of the 2011 Notes and the 2013 Notes (see Note 9).  In September 2006, the Company purchased 3.85 million shares of its common stock at an aggregate purchase price of approximately $129.6 million.  Additional repurchases of 13,518 shares were made during the third quarter of 2006 to satisfy withholding taxes related to stock-based compensation at prevailing market prices at an aggregate cost of $394,000.

The Company may make additional repurchases of shares under its stock repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.  Whether and when to initiate and/or complete any purchase of common stock and the amount of common stock purchased will be determined in the Company’s complete discretion.  As of September 30, 2006, there were approximately 6.6 million shares of the Company’s common stock held in treasury.

11.          REDEEMABLE PREFERRED STOCK

In August 2006 and 2005, the Company issued Delta Air Lines, Inc. a dividend on the Series B Redeemable Preferred Stock in the amount of 40,240 shares of the Company’s common stock.  As a result, the Company recorded a non-cash dividend charge of $1.1 million and $976,000 in the third quarter of 2006 and 2005, respectively.  The non-cash dividend charge amounted to $1.9 million in each of the nine month periods ended September 30, 2006 and 2005.

12.          GOODWILL

A substantial majority of the Company’s goodwill relates to its acquisitions of Travelweb LLC, Active Hotels Ltd. (“Active Hotels”), and Bookings.

Change in goodwill for the period ended September 30, 2006 consists of the following (in thousands):

Balance at January 1, 2006	$198,417

Acquisition	2,606

Adjustment to pre-acquisition liabilities	(149)

Purchase of minority interest	4,766

Currency translation adjustments	13,173

Balance at September 30, 2006	$218,813

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

The Company recognizes income tax expense related to income generated outside of the United States based upon the applicable tax rates of the foreign countries in which the income is generated.  During the three and nine months ended September 30, 2006, the substantial majority of the Company’s foreign-sourced income has been generated in the United Kingdom and the Netherlands.  In connection with the acquisitions of Active Hotels and Bookings, the Company instituted structural and financial arrangements which it believes are reasonable and customary, but which are subject to review and approval by the relevant foreign taxing jurisdiction.  To the extent such arrangements are not approved by the foreign taxing jurisdictions, it could result in a cumulative adjustment to tax expense and a higher future effective tax rate.

The Company has significant deferred tax assets, resulting principally from domestic net operating loss carryforwards (“NOLs”).  As required by SFAS No. 109, “Accounting for Income Taxes,” the Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of these deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carryforward periods available for tax reporting purposes, and other relevant factors. Through June 30, 2005, the Company provided a valuation allowance for the full amount of the deferred tax asset.  Management concluded in the third quarter 2005, based upon its assessment of positive and negative evidence, that it is more likely than not that a portion of the deferred tax assets will be realized.  Accordingly, the Company recorded a non-cash tax benefit in the third quarter 2005, resulting from a $170.5 million reversal of a portion of its valuation allowance on its deferred tax assets.  In the third quarter of 2006, management concluded that based upon current operating results, projected future results, the potential accretive effect of the convertible note offering (see note 9) and revisions to the carryforward periods for certain state net operating losses, it is more likely than not that additional deferred tax assets will be realized.  Accordingly, the Company recorded a non-cash tax benefit and an increase to additional paid-in capital in the third quarter 2006, of $28.1 million and $15.6 million respectively, resulting from an additional $43.7 million reversal of a portion of its valuation allowance on its deferred tax assets.  It is the Company’s belief that it is more likely than not that its remaining deferred tax assets will not be realized and, accordingly, a valuation allowance remains against those assets.  The valuation allowance may need to be adjusted in the future if facts and circumstances change, causing a reassessment of the realization of its deferred tax assets.  The deferred tax asset, net of the valuation allowance, amounted to $194.9 million at September 30, 2006, and $158.7 million at December 31, 2005.  The current portion, in the amount of $12.1 million, is recorded in prepaid expenses and other current assets on the Unaudited Consolidated Balance Sheets at September 30, 2006 and December 31, 2005.

The Company has recorded a deferred tax liability in the amount of $43.0 million at September 30, 2006, and $42.4 million at December 31, 2005, primarily related to the assignment of estimated fair value to certain purchased identifiable intangible assets associated with the acquisitions of Active Hotels and Bookings.

14.          MINORITY INTERESTS

In connection with the Company’s acquisitions of Bookings in July 2005 and Active Hotels in September 2004 and the reorganization of its European operations, key managers of Bookings and Active Hotels purchased shares of priceline.com International.  In addition, these key managers were granted restricted stock and restricted stock units in priceline.com International shares that vest over time.  As of September 30, 2006, the total aggregate minority interest in priceline.com International on a fully diluted basis was approximately 6.4%.

The holders of the minority interest in priceline.com International have the right to put their shares to the Company and the Company has the right to call their shares at a purchase price reflecting the fair market value of the shares at the time of the exercise of the put or call right.  Subject to certain exceptions, (a) certain of the shares are subject to the put and call options in March 2007 and 2008 and (b) certain of the shares are subject to the put and call options in August 2007 and 2008.  In April 2006, the Company repurchased shares underlying minority interest with a carrying value of $1.2 million for an aggregate purchase price of $1.6 million based upon fair value.  The excess of the purchase price over the carrying value is recorded as goodwill.  In September 2006, the Company repurchased shares underlying minority interest with a carrying value of $6.7 million for an aggregate purchase price of $18.2 million based upon fair value.  The excess of the purchase price over the carrying value is recorded as an increase of intangible assets, deferred taxes and goodwill.

All purchased securities and vested granted securities described above can be put by the holders of the securities or called by the Company shortly after the consummation of a “change in control” of the Company.  Based upon the latest valuation, the aggregate fair value of the remaining minority interest in priceline.com International is estimated to be approximately $60 million at September 30, 2006, including unvested restricted stock and restricted stock units.

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

City of Los Angeles v. Hotels.com, Inc., et al.:  On December 30, 2004, a putative class action complaint was filed in the Superior Court for the County of Los Angeles by the City of Los Angeles on behalf of itself and a putative class of California cities, counties and other municipalities that have enacted occupancy taxes.  In addition to the tax claims, the complaint also asserts unfair competition claims under California Business and Professions Code § 17200, et seq. (“Section 17200”).  On May 19, 2005, the court ordered limited discovery.  On August 31, 2005, the City of Los Angeles filed an amended complaint adding a claim for a declaratory judgment.  On September 26, 2005, the court sustained the defendants’ demurrers on the ground of improper joinder of defendants and claims, and therefore, dismissed the amended complaint, with leave to file a second amended complaint.  On February 8, 2006, the City of Los Angeles filed a second amended complaint that asserts the same claims but includes additional allegations of fact.  On March 27, 2006, the defendants filed demurrers to the second amended complaint.  Those demurrers have been fully briefed and are awaiting decision.  On March 31, 2006, the defendants filed a petition to coordinate of this matter with the City of San Diego case (discussed below).  On July 12, 2006, that petition was granted, and, as a result, this case and the City of San Diego case will now proceed in the Superior Court of Los Angeles.

City of Fairview Heights v. Orbitz, Inc., et al.:  On October 5, 2005, a putative class action complaint was filed in the Circuit Court, Twentieth Judicial Circuit, St. Clair County, Illinois by the City of Fairview Heights on behalf of itself and a putative class of Illinois taxing authorities that are allegedly authorized to impose a tax on the business of renting hotel rooms.  In addition to the tax claims, the complaint also asserts claims for violation of the Illinois Consumer Fraud and Deceptive Practices Act, 815 ILCS 505/1, similar laws in other states, conversion and unjust enrichment.  On November 28, 2005, the Company and certain other defendants removed this action to the United States District Court for the Southern District of Illinois.  On January 17, 2006, the defendants moved to dismiss the complaint.  On February 10, 2006, the City of Fairview Heights moved to remand this action to state court.  On July 12, 2006, the court granted defendants’ motion to dismiss all claims other than the tax claim, denied defendants’ motion to dismiss the tax claim, and denied plaintiff’s motion to remand.  The parties are currently conducting discovery.

City of Findlay v. Hotels.com, L.P., et al.:  On October 25, 2005, a putative class action complaint was filed in the Common Pleas Court of Hancock County, Ohio by the City of Findlay on behalf of itself and a putative class of Ohio cities, counties and townships that have enacted occupancy or excise taxes on lodging.  In addition to the tax claims, the complaint also asserts claims for violation of the Ohio Consumer Sales Practices Act, Ohio Revised Code Chapter 1345, et seq., conversion, a constructive trust and a declaratory judgment.  On November 22, 2005, the Company and certain other defendants removed this action to the United States District Court for the Northern District of Ohio.  On January 30, 2006, the defendants moved to dismiss the complaint.  On July 26, 2006, the court granted defendants’ motion to dismiss the Consumer Sales Practices Act claims and denied defendants’ motion to dismiss the remaining claims.  The parties are currently conducting discovery.

City of Rome, Georgia, et al., v. Hotels.com, L.P., et al.:  On November 18, 2005, a putative class action complaint was filed in the United States District Court for the Northern District of Georgia by the City of Rome, Hart County and the City of Cartersville on behalf of themselves and a putative class of Georgia cities, counties and governments which have enacted transient occupancy taxes and/or excise taxes on lodging.  In addition to the tax claims, the complaint also asserts claims for violation of Georgia’s Uniform Deceptive and Unfair Trade Practices Act, conversion, unjust enrichment, a constructive trust and a declaratory judgment.  On February 6, 2006, the Company and certain other defendants moved to dismiss the complaint.  On May 8, 2006, the Court granted defendants’ motion to dismiss all claims relating to the Georgia sales and use tax and denied defendants’ motion to dismiss the excise tax claims.  The plaintiffs filed an amended complaint on June 7, 2006 naming additional plaintiffs.  The parties are currently conducting discovery.

Pitt County v. Hotels.com, L.P., et al.:  On December 1, 2005, a putative class action complaint was filed in the North Carolina General Court of Justice, Superior Court Division by Pitt County on behalf of itself and a putative class of North Carolina political subdivisions that impose occupancy taxes.  In addition to the tax claims, the complaint also asserts claims for violation of North Carolina General Statute § 75-1, et seq., conversion, a constructive trust and a declaratory judgment.  On February 13, 2006, the defendants removed this action to the United States District Court for the Eastern District of North Carolina.  On March 13, 2006, the defendants moved to dismiss the complaint and that motion was heard on October 17, 2006.  The parties are awaiting a decision on the motion to dismiss.

City of San Antonio, Texas v. Hotels.com, L.P., et al.:  On May 8, 2006, a putative class action complaint was filed in the United States District Court for the Western District of Texas, San Antonio Division, by the City of San Antonio on behalf of itself and putative classes of Texas municipalities.  In addition to the tax claims, the complaint also asserts claim for conversion and a declaratory judgment.  On June 30, 2006, the Company and other defendants moved to dismiss the complaint.  On August 28, 2006, the plaintiff moved for class certification.  Following briefing of the motion to dismiss and motion for class certification, on October 30, 2006, the plaintiff filed a first amended complaint that limited the putative classes of Texas municipalities to 175 specifically enumerated municipalities that plaintiff alleges to have hotel occupancy tax ordinances similar to that of the plaintiff.  On November 2, 2006, the Court heard argument on the motion to dismiss and the parties are awaiting a decision.  The Court delayed consideration of the motion for class certification pending briefing on class definition of the first amended complaint.

City of Gallup, New Mexico v. Hotels.com, L.P., et al.:  On May 17, 2006, a putative class action was filed in the Eleventh Judicial District Court, County of McKinley, New Mexico, by the City of Gallup on behalf of itself and a putative class of New Mexico municipalities which have enacted lodgers’ taxes.  In addition to the tax claims, the complaint also asserts claims for conversion and a declaratory judgment.  On June 23, 2006 defendants removed the action to the United States District Court for the District of New Mexico.  On July 31, 2006, the Company and other defendants moved to dismiss the complaint.  That motion is pending.  On September 29, 2006, the company and other defendants moved to stay discovery pending a decision on that motion, and on November 2, 2006, the Court granted that motion in part and stayed all discovery unrelated to class certification.

Lake County Convention and Visitors Bureau, Inc. and Marshall County v. Hotels.com, L.P., et al.:  On June 12, 2006, a putative class action was filed in the United Stated District Court for the Northern District of Indiana, Hammond Division, by the Lake County Convention and Visitors Bureau and Marshall County on behalf of themselves and a putative class of Indiana counties, convention and visitors bureaus and any other local governments which have enacted or benefit from taxes on innkeepers.  In addition to the tax claims, the complaint also asserts claims for conversion, unjust enrichment, and breach of fiduciary duties.  On November 3, 2006, the Company and other defendants moved to dismiss the complaint.  That motion is being briefed.

City of Orange, Texas v. Hotels.com, L.P., et al.:  On July 18, 2006, a putative class action was filed in the United States District Court for the Eastern District of Texas, Beaumont Division, by the City of Orange on behalf of itself and a putative class of Texas municipalities containing hotels in which rooms were marketed, distributed, sold or resold by defendants.  In addition to the tax claims, the complaint also asserts claims for conversion, civil conspiracy, and a declaratory judgment.  On September 12, 2006, the Company and other defendants moved to dismiss the complaint.  The motion is being briefed.

Leon County and Doris Maloy, Leon County Tax Collector v. Hotels.com, L.P., et al.:  On July 27, 2006, a putative class action was filed in the United States District Court for the Southern District of Florida, by Leon County and its tax collector on behalf of themselves and a putative class of Florida counties that collect tourist development taxes.  On September 25, 2006, the Company and other defendants moved to dismiss the complaint.  That motion is being briefed.

City of Jacksonville v. Hotels.com, L.P., et al.:  In July 2006, a putative class action was filed in the Circuit Court, Fourth Judicial Circuit, in and for Duval County, Florida by the City of Jacksonville on behalf of itself and a putative class of Florida counties that collect tourist development taxes and/or convention development taxes and that have elected self administration of such taxes.  In addition to the tax claims, the complaint also asserts claims for conversion, unjust enrichment, a constructive trust, and a declaratory judgment.  On September 22, 2006, the Company and other defendants moved to stay this action in favor of the Leon County case (discussed above), and that motion is pending.

City of Columbus, et al. v. Hotels.com, L.P., et al.:  On August 8, 2006, a putative class action complaint was filed in the United States District Court for the Southern District of Ohio by the Cities of Columbus and Dayton on behalf of themselves and a putative class of Ohio cities, counties and townships that have enacted occupancy or excise taxes on lodging.  In addition to the tax claims, the complaint also asserts claims for unjust enrichment, money had and received, conversion, a constructive trust and a declaratory judgment.  On September 25, 2006, the Company and other defendants moved to dismiss the complaint.  On September 27, 2006, the Company and other defendants moved to transfer the case to the United States District Court for the Northern District of Ohio, where the City of Findlay case (discussed above) is pending.  Those motions are pending.

Louisville/Jefferson County Metro Government v. Hotels.com, L.P., et al.:  On September 21, 2006, a putative class action was filed in the United States District Court for the Western District of Kentucky by the Louisville/Jefferson County Metro Government on behalf of itself and a putative class of Kentucky cities, counties and townships that have enacted transient room taxes.  In addition to the tax claims, the complaint also asserts claims for conversion, money had and received, unjust enrichment, a constructive trust, and a declaratory judgment.  The Company and its subsidiaries have agreed to accept service of the complaint.

County of Nassau, New York v. Hotels.com, LP, et al.:  On October 24, 2006, a putative class action was filed in the United States District Court for the Eastern District of New York by Nassau County on behalf of itself and a putative class of New York cities, counties and other local governmental entities that have imposed hotel taxes since March 1, 1995.  In addition to the tax claims, the complaint also asserts claims for conversion, unjust enrichment and a constructive trust.  The Company and its subsidiaries have not been served with the complaint.

The Company intends to defend vigorously against the claims in all of the aforementioned proceedings.  The Company is unable at this time to predict the outcome of these proceedings or reasonably estimate a range of possible loss, if any.

Actions Filed on Behalf of Individual Cities

Several cities across the country have filed actions relating to the collection of occupancy taxes against the Company and other defendants, including, but not in all cases, Hotels.com, L.P.; Hotel.com GP, LLC; Hotwire, Inc.; Cheaptickets, Inc.; Cendant Travel Distribution Services Group, Inc.; Expedia, Inc.; Internetwork Publishing Corp. (d/b/a Lodging.com); Lowestfare.com, Inc.; Maupintour Holding LLC; Orbitz, Inc.; Orbitz, LLC; priceline.com, Inc.; Site59.com, LLC; Travelocity.com, Inc.; Travelocity.com LP; Travelweb, LLC and Travelnow.com, Inc..  In each, the complaint alleges, among other things, that each of these defendants violated each jurisdiction’s respective hotel occupancy tax ordinance with respect to the charges and remittance of amounts to cover taxes under each ordinance.  Each complaint typically seeks compensatory damages, disgorgement, penalties available by law, attorneys’ fees and other relief.  Such actions include:

City of Chicago, Illinois v. Hotels.com, L.P., et al.:  On November 1, 2005, the City of Chicago, Illinois filed a complaint in the Circuit Court of Cook County, Illinois.  In addition to the tax claims, the complaint also asserts claims for conversion, imposition of a constructive trust, and a demand for a legal accounting.  On January 31, 2006, the defendants moved to dismiss the complaint.  Oral argument is scheduled for November 16, 2006.

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

City of Atlanta, Georgia v. Hotels.com L.P., et al.:  On March 29, 2006, the City of Atlanta, Georgia filed a complaint in the Superior Court of Fulton County, Georgia.  In addition to the tax claims, the complaint also asserts claims for a declaratory judgment, conversion, unjust enrichment, a constructive trust and a demand for an equitable accounting.  On June 5, 2006, certain defendants, including the Company and its subsidiaries, answered the complaint.  The parties are currently conducting discovery.  A motion to dismiss the matter for the Plaintiff’s failure to exhaust its administrative remedies will be heard on November 6, 2006, and trial is presently scheduled to begin December 11, 2006.

City of Charleston, South Carolina v. Hotel.com, et al.:  On April 26, 2006, the City of Charleston, South Carolina filed a complaint in the Court of Common Pleas, Ninth Judicial Circuit of South Carolina.  In addition to the tax claims, the complaint also asserts claims for conversion, a constructive trust and a demand for a legal accounting.  On May 31, 2006, defendants removed the case to the United States District Court for the District of South Carolina, Charleston Division.  On July 7, 2006, the defendants answered the complaint.  The parties are currently conducting discovery.

Town of Mount Pleasant, South Carolina v. Hotels.com, et al.:  On May 23, 2006, the Town of Mount Pleasant, South Carolina filed a complaint in the Court of Common Pleas, Ninth Judicial Circuit of South Carolina.  On July 21, 2006, the defendants removed the case to the United States District Court for the District of South Carolina, Charleston Division.  On September 15, 2006, the defendants answered the complaint.

City of North Myrtle Beach, South Carolina v. Hotels.com, LP, et al.:  On August 28, 2006, the City of North Myrtle Beach, South Carolina filed a complaint in the Court of Common Pleas, Fifteenth Judicial Circuit of South Carolina.  On October 27, 2006, the Company and certain other defendants removed the case to the United States District Court for the District of South Carolina, Florence Division.

Miami-Dade County and Ian Yorty, Miami-Dade County Tax Collector v. Internetwork Publishing Corp., et al.:  On September 21, 2006, Miami-Dade County and its tax collector filed a complaint in the Circuit Court, Eleventh Judicial Circuit, in and for Miami-Dade County, Florida.  In addition to the claim for Tourist and Convention Development taxes, the complaint also asserts claims under the Florida Deceptive and Unfair Trade Practices Act, and claims for breach of fiduciary and agency duties, unjust enrichment, an equitable accounting, a declaratory judgment and injunctive relief.  The Company and Lowestfare.com have been served with the complaint and will respond to the claims on November 20, 2006.

The Company intends to defend vigorously against the claims in all of the aforementioned proceedings.  The Company is unable at this time to predict the outcome of these proceedings or reasonably estimate a range of possible loss, if any.

Consumer Class Actions

Marshall, et al. v. priceline.com, Inc.:  On February 17, 2005, a putative class action complaint was filed in the Superior Court of the State of Delaware for New Castle County by Jeanne Marshall and three other individuals on behalf of themselves and a putative class of allegedly similarly situated consumers nationwide against the Company.  The complaint alleged that the Company violated the Delaware Consumer Fraud Act, Del. Code Ann. Tit. 6, § 2511, et seq., relating to its disclosures and charges to customers to cover taxes under city hotel occupancy tax ordinances nationwide, and service fees.  The Company moved to dismiss the complaint on April 21, 2005.  The Company also moved to stay discovery until a determination of its motion to dismiss the complaint and the Court granted that stay on May 11, 2005.  On June 10, 2005, plaintiffs filed an amended complaint that asserts claims under the Delaware Consumer Fraud Act and for breach of contract and the implied duty of good faith and fair dealing.  The amended complaint seeks compensatory damages, punitive damages, attorneys’ fees and other relief.  On October 31, 2006, the Court granted in part and denied in part the Company’s motion to dismiss.  The Court dismissed all claims arising under the Delaware Consumer Fraud Act.  The Court also dismissed all claims for breach of contract and the implied duty of good faith and fair dealing that relate to Company’s charges for service fees.  The Court denied the Company’s motion to dismiss the breach of contract and implied duty of good faith and fair dealing claims as they relate to the Company’s charges to consumers to cover taxes under city hotel occupancy tax ordinances.

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
Richard S. Braddock, Daniel H. Schulman and Jay S. Walker
3:00 CV 2232 (District of Connecticut).

Michols v. priceline.com Inc.,
Richard S. Braddock, Daniel H. Schulman and Jay S. Walker
3:00 CV 2280 (District of Connecticut).

All of these cases were assigned to Judge Dominic J. Squatrito.  On September 12, 2001, Judge Squatrito ordered that these cases be consolidated under the Master File No. 3:00cv1884 (DJS), and he designated lead plaintiffs and lead plaintiffs’ counsel.  On October 29, 2001, plaintiffs served a Consolidated Amended Complaint.  On February 5, 2002, Amerindo Investment Advisors, Inc., who was one of the lead plaintiffs in the consolidated action, made a motion for leave to withdraw as lead plaintiff.  The Court granted that motion on May 30, 2002.  On February 28, 2002, the Company filed a motion to dismiss the Consolidated Amended Complaint.  On October 7, 2004, the Court issued a Memorandum of Decision granting, in part, and denying, in part, the Company’s motion.  A scheduling order was entered by the Court on November 2, 2004 and the parties are now proceeding with discovery.  On December 8, 2005, the Court issued a Memorandum of Decision and Order stating that the November 2, 2004 scheduling order would be revised, but only after the parties have provided more details about the status of discovery.  Plaintiffs filed a motion for class certification on January 7, 2005 and the Company filed its opposition to that motion.  On April 4, 2006, the Court issued a Memorandum of Decision granting, in part, and denying, in part, the plaintiffs’ motion.  The Court certified a class and approved five of the six proposed class representatives.  On May 4, 2006, the case was transferred to Judge Christopher F. Droney.  Plaintiffs filed a motion for an order approving the proposed notice of class certification on May 5, 2006 and the Company filed its response to that motion.  On May 18, 2006, the case was transferred to Judge Alfred V. Covello.  On October 30, 2006, the Court issued an Order setting forth a partial schedule, designating December 31, 2007 as the deadline for the completion of discovery.  The Company intends to defend vigorously against this action.  The Company is unable to predict the outcome of these suits or reasonably estimate a range of possible loss, if any.

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

Walker, Daniel H. Schulman, Paul A. Allaire, Ralph M. Bahna, Paul J. Blackney, William E. Ford, Marshall Loeb, N. J. Nicholas, Jr., Nancy B. Peretsman, and Heidi G. Miller and priceline.com Incorporated (Superior Court, Judicial District of Stamford/Norwalk, State of Connecticut).  On January 28, 2004, defendants Blackney, Nicholas, Peretsman and Loeb moved to dismiss the complaint for lack of personal jurisdiction.  On January 29, 2004, defendant Miller moved to dismiss the complaint for lack of personal jurisdiction and for insufficient service of process.  On February 27, 2004, defendants Braddock, Walker, Schulman, Allaire, Bahna, Blackney, Loeb, Nicholas, Peretsman, Miller and priceline.com moved to dismiss the complaint for lack of subject matter jurisdiction and defendants Braddock and Schulman also moved to dismiss the complaint for lack of personal jurisdiction and insufficient service of process.  At a hearing on May 3, 2004, the Court stated that it would not rule on the pending motions until the pending motions in the Delaware action described above are decided.  The Court conducted a subsequent status conference on January 10, 2005, at which it requested that the parties report back no later than March 15, 2005 on the status of the Delaware derivative suit.  On March 15, 2005, the parties informed the Court in writing that the oral argument in the Delaware case had been postponed until May 9, 2005, and that the parties would contact the Court with a status report after that hearing was held.  The Delaware Court dismissed three of the four counts in the second amended complaint in the Delaware derivative suit.  All of the counts against the defendants Allaire, Bahna, Blackney, Ford, Loeb, Miller, Peretsman and Schulman have now been dismissed.  The parties in the Connecticut action advised the Connecticut Court of the Delaware Court’s ruling by letter dated June 6, 2005.  The Delaware Court subsequently granted plaintiff leave to file the second amended complaint as to the one remaining count.  Defendants sought an interlocutory appeal of the Delaware Court’s order, and the Delaware Supreme Court accepted that appeal.  The parties in the Connecticut action advised the Connecticut Court of those developments by letter dated November 3, 2005.  On September 12, 2006, the Delaware Supreme Court decided in favor of the Company and the Delaware action was thereafter dismissed by stipulation.

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

Other

The online travel industry recently received guidance in the form of a ruling from the Internal Revenue Service that the fee earned by online intermediaries in connection with the facilitation of the purchase of airline tickets is not subject to Federal Excise Tax.  Due to the prior lack of clear guidance related to the application of federal excise taxes to amounts earned by online travel intermediaries, the Company historically remitted such taxes on the amounts it earned for facilitating the purchase of airline tickets.  The tax at issue was on the amounts earned by the Company and was not added to the ticket price paid by its customers.  Accordingly, the Company sought refunds of the taxes it paid while the on-line travel industry pursued clarification on the issue.  In response to this ruling, the Company has discontinued remitting tax on these amounts and continues to pursue refunds for taxes previously paid. Successful recovery of previously paid taxes could result in a refund of approximately $15 to $20 million.

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

Trends.  The online sale of travel services has been one of the fastest growing sectors of the Internet since the late 1990s.  While the online market for travel services continues to experience significant annualized growth, we believe that the domestic market share of third-party distributors, like priceline.com, has declined over the recent past and that the growth of the domestic online market for travel services has slowed.  We believe the decline in market share is attributable, in part, to a concerted initiative by travel suppliers to direct customers to their own websites in an effort to reduce distribution expenses and establish more direct control over their pricing.  In addition, over the course of 2005, and through the first nine months of 2006, airlines and hotel chains generally experienced year-over-year increases in load factors (a common metric that measures airplane customer usage) and occupancy rates (a common metric that measures hotel customer usage), respectively, which leaves them with less excess inventory to provide third party intermediaries like priceline.com.  Notwithstanding these trends, we continue to believe that the market for online travel services is an attractive market with continued opportunity for growth, in particular, in certain international markets.

Because we believe that an opportunity for growth exists in certain international markets, and since prior to the fourth quarter of 2004 substantially all of our revenue was generated in the U.S., we have taken steps to expand the markets we serve.  In September 2004, we acquired Active Hotels Ltd., a U.K. based online hotel service.  Active Hotels gives us a strong presence in the U.K.’s online hotel market.  Furthermore, in July 2005, we acquired Amsterdam-based Bookings B.V., one of Europe’s leading Internet hotel reservation services, with offices primarily in Amsterdam, Barcelona, Berlin, Loule, Paris, Rome, Pisa and Vienna.  All of our European operations, including Bookings and Active Hotels, are majority-owned by us.  A minority interest in our European business is held by our European managers responsible for that business.  We work with a range of chain-owned and independently owned hotels across Europe and in major cities around the world to provide hotel reservations on various websites in multiple languages.

Our European operations represented approximately 40% of our gross bookings in the first nine months of 2006 and were a substantial contributor to our consolidated operating income during that period and we expect that over the remainder of 2006 and 2007 they will represent a growing percentage of our total gross bookings and operating income.  As our European operations have become more meaningful contributors to our results, we have seen, and expect to continue to see, changes in certain of our operating expenses and other financial metrics.  For example, because our European operations utilize online affiliate and search marketing as principal means of generating traffic to their websites, our online advertising expense has increased significantly since our acquisition of those companies, a trend we expect to continue throughout the remainder of 2006 and 2007.  In addition, and as discussed in more detail below, since the acquisitions of Bookings and Active Hotels, we have seen the effects of seasonal fluctuation on our results change as a result of different revenue recognition policies that apply to our European hotel service (as well as our domestic retail hotel service) and the increased importance of European hotel bookings to our results of operations.

The financial prospects of our domestic business have been and continue to be significantly dependent upon the sale of leisure airline tickets and, as a result, the health of our domestic business has been directly related to the health of the airline industry.  In recent years, most domestic airlines, and many of our major suppliers, experienced significant losses.  Those losses were compounded by competition from low-cost carriers and high fuel prices.  As a result of these and other factors, many of the major airlines deeply discounted retail airline tickets to maintain market share, simplified fare structures by removing restrictions associated with certain airline tickets and reduced their total capacity to increase load factors.  Those actions had a detrimental effect on our overall airline business and, in particular, our Name Your Own Price® airline ticket service, which is negatively impacted by 1) increased load factors as airlines have less excess inventory to provide to third party intermediaries in general, and to lower yielding “opaque” services, in particular, like our Name Your Own Price® service, and 2) deep retail discounting because it hurts our value proposition and makes users less willing to accept the trade-offs associated with the Name Your Own Price® service, for what has become, in many cases, modest fare savings.

We rely on fees paid to us by Worldspan, L.P. and other global distribution systems, or GDSs, for travel bookings made through GDSs for a portion of our gross profit and a substantial portion of our operating income. We rebate certain GDS costs to certain suppliers (e.g., airlines, hotels, etc.) in exchange for contractual considerations such as those relating to pricing and availability, and expect to continue to do so in the future.  During 2006, most agreements between GDSs and the major domestic airlines expired, and most airlines have negotiated new agreements with reduced distribution costs for the airlines that went into effect September 1, 2006.  The structure of these new agreements, along with airline pressure on third-party travel intermediaries, such as us, to operate under the new structures, require us to reduce our aggregate compensation and book through lower cost channels to receive airlines’ full content and avoid airline service fees.  We have entered into new agreements with a number of airlines to obtain access to airline content, and are in continuing discussions with others to obtain similar access.  If we were denied access to airlines’ full content or had to incur service fees on our airline tickets, it could have a material adverse effect on our business, results of operations and financial condition.

Additionally, some travel suppliers are encouraging third-party travel intermediaries, such as us, to develop technology to bypass the traditional GDSs, such as enabling direct connections to the travel suppliers or using alternative global distribution methods recently developed by new entrants to the global distribution marketplace, such as G2 Switchworks Corp.  Such new entrants propose using technology that is less complex than traditional global distribution systems, and that enables the distribution of airline tickets in a manner that is more cost-effective to the airline suppliers.  To this end, in the first quarter 2006, we entered into an agreement with G2 Switchworks for the provision of GDS services.  In addition, to further reduce our dependence on Worldspan, L.P., in the first quarter 2006, we entered into an agreement for the provision of GDS services with Sabre Inc.  Development of the technology to connect to such alternative GDSs, or to enable direct connections to travel suppliers, requires the use of information technology resources and could cause us to incur additional operating expenses, increase the frequency/duration of system problems and delay other projects.  Furthermore, our contractual obligations to Worldspan, L.P. may limit our ability to pursue the most financially attractive GDS options during the term of our agreement with Worldspan, L.P., which expires December 31, 2007.

As a result of the continued decline in sales of Name Your Own Price® airline tickets over the last several years, we have taken and expect to continue to take steps to diversify our revenue among “non-opaque” services, such as allowing our customers to purchase price-disclosed retail airline, hotel, rental car and other travel services, which we believe will help broaden our customer appeal.

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

Seasonality.  Prior to introducing a retail travel option to our customers, substantially all of our business was conducted under the Name Your Own Price® system and accordingly, because those services are non-refundable in nature, we recognize travel revenue at the time a booking was generated.  We recognize revenue generated from our retail hotel service, however, including our European operations, at the time that the customer checks out of the hotel.  As a result, a meaningful amount of retail hotel bookings generated earlier in the year, as customers plan and reserve their spring and summer vacations, will not be recognized until future quarters. From a cost perspective, however, we expense the substantial majority of our advertising activities as they are incurred, which is typically in the quarter in which bookings are generated.  Therefore, as our retail hotel business continues to grow, we expect our quarterly results to become increasingly impacted by these seasonal factors.

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

Other.  On September 5, 2006, Hutchison Whampoa Limited and Cheung Kong (Holdings) Limited collectively sold 8.9 million shares of our common stock to Goldman, Sachs & Co., who then distributed shares in an underwritten offering.  The shares sold were covered by a shelf registration statement filed with the Securities and Exchange Commission in May 2004.  The sale represented approximately 70% of the approximately 12.7 million shares of priceline.com common stock owned by Hutchison Whampoa Limited and Cheung Kong (Holdings) Limited, collectively, prior to the sale. Hutchison Whampoa Limited and Cheung Kong (Holdings) Limited continue to have the right to appoint two representatives to our Board of Directors.  Goldman, Sachs & Co. or its affiliates currently own shares of our common stock and may hold a portion of our outstanding convertible notes.

On September 27, 2006, we issued, in a private placement, $150 million aggregate principal amount of Convertible Senior Notes due September 30, 2011, with an interest rate of 0.50% (the “2011 Notes”), and $150 million aggregate principal amount of Convertible Senior Notes due September 30, 2013, with an interest rate of 0.75% (the “2013 Notes”).  We used a portion of the proceeds from the issuance of the 2011 Notes and the 2013 Notes to repurchase approximately 3.85 million shares of our common stock at an aggregate price of approximately $129.6 million, and to enter into hedge transactions relating to potential dilution of our common stock upon conversion of the 2011 Notes and the 2013 Notes and (the “Conversion Spread Hedges”) with affiliates of the initial purchasers of the 2011 Notes and the 2013 Notes (the “counterparties”).  Under the Conversion Spread Hedges, we are entitled to purchase from the counterparties approximately 7.4 million shares of our common stock (the number of shares underlying the 2011 Notes and the 2013 Notes) at a strike price of $40.38 per share (subject to adjustment in certain circumstances) and the counterparties are entitled to purchase from us approximately 7.4 million shares of our common stock at a strike price of $50.47 per share (subject to adjustment in certain circumstances).   The Conversion Spread Hedges increase the effective conversion price of the 2011 Notes and the 2013 Notes to $50.47 per share from our perspective and are expected to reduce the potential dilution upon conversion of the 2011 Notes and the 2013 Notes.  If the market value per share of our common stock at the time of any exercise is above $40.38, the Conversion Spread Hedge will entitle us to receive from the counterparties net shares of our common stock based on the excess of the then current market price of our common stock over the strike price of the purchased call options.  Holders of the 2011 Notes and the 2013 Notes do not have any rights with respect to the Conversion Spread Hedges.  The Conversion Spread Hedges are separate transactions entered into by us with the counterparties, are not part of the terms of the Notes and will not affect the holders’ rights under the 2011 Notes and the 2013 Notes.  See Notes 9 and 10 to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

On October 10, 2006, we commenced an exchange offer for all of our existing 1% Notes and all of our existing 2.25% Notes, whereby we offered to exchange $1,000 principal amount of new 2006 1.00% Senior Convertible Notes due 2010 for each $1,000 principal amount of the existing 1% Notes, and $1,000 principal amount of new 2006 2.25% Senior Convertible Notes due 2025 for each $1,000 principal amount of the existing 2.25% Notes. The new notes are substantially the same as the existing notes except that the new notes have a net share settlement feature requiring us to settle the principal amount of the debt for cash upon conversion and cash or shares of our common stock for the conversion premium.  The new 1% Notes provide for a make whole premium payable in certain circumstances upon conversions occurring as a result of a change in control, while the existing 1% Notes do not provide for such a premium. The change to cash settlement of conversions facilitates our use of the treasury stock method of accounting for the shares issuable upon conversion of the new notes. The exchange offer expired on November 6, 2006.  Note holders tendered approximately $124.8 million aggregate principal amount of existing 1% Notes, representing approximately 99.85% of the total existing 1% Notes, and $100 million aggregate principal amount of existing 2.25% Notes, representing 100% of the total existing 2.25% Notes, for exchange.

On October 11, 2006, the initial purchasers in our private offering 2011 Notes and 2013 Notes exercised in full their option to purchase an additional $22.5 million of 2011 Notes and $22.5 million of 2013 Notes, solely to cover over-allotments.  The closing of the sale of the additional 2011 Notes and 2013 Notes took place on October 13, 2006.

Results of Operations

Three and Nine Months Ended September 30, 2006 compared to the Three and Nine Months Ended September 30, 2005

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

The number of airline tickets, hotel room nights and rental car days sold through our websites and the related gross bookings were approximately as follows:

	Gross Bookings	Airline Tickets	Hotel Room Nights	Rental Car Days

Three Months ended September 30, 2006	$903 million	666,000	5.2 million	2.0 million

Three Months ended September 30, 2005	$611 million	680,000	3.5 million	1.7 million

Nine Months ended September 30, 2006	$2.6 billion	2.2 million	14.4 million	5.7 million

Nine Months ended September 30, 2005	$1.7 billion	2.2 million	8.8 million	4.5 million

Gross bookings increased by 47.8% and 52.5% for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005.  The increase was driven primarily by an increase of 74.9% and 98.5% in “agency” bookings for the three and nine months ended September 30, 2006, respectively, which was primarily attributable to (1) growth in our European operations, which are substantially comprised of Bookings and Active Hotels, which were acquired in the third quarters of 2005 and 2004, respectively; (2) the increased sale of retail rental cars; and (3) an increase in the average fare of our retail ticket service.  Merchant gross bookings increased by 13.0% and 5.8% for the three and nine months ended September 30, 2006, respectively, over the same periods in 2005.  The increase was primarily due to an increase in merchant gross bookings relating to our retail hotel service, an increase in the average daily rate of our Name Your Own Price® hotel service and an increase in the sale of opaque rental car days.  The three months ended September 30, 2006 also benefited from an increase in gross bookings related to our Name Your Own Price® airline ticket service.

Airline tickets sold decreased by 2.1% and 0.1% for the three and nine months ended September 30, 2006, respectively, over the same periods in 2005.  The decrease in the number of airline tickets sold in the three months ended September 30, 2006, compared to the same period in 2005, was primarily attributable to a decrease in the sale of retail airline tickets.  The decrease in the number of airline tickets sold in the nine months ended September 30, 2006, compared to the same period in 2005, was primarily attributable to a significant percentage decrease in the sale of Name Your Own Price® airline tickets, partially offset by an increase in the sale of retail airline tickets.

Hotel room nights sold increased by 49.7% and 63.6% for the three and nine months ended September 30, 2006, respectively, over the same periods in 2005.  The increase in the number of hotel room nights sold in the three and nine months ended September 30, 2006, compared to the same period in 2005, was primarily due to growth in our hotel room nights sold through (1) our European operations, which are substantially comprised of Bookings and Active Hotels, which were acquired in the third quarters of 2005 and 2004, respectively, and (2) our retail hotel service.  In the nine months ended September 30, 2006, this increase was partially offset by a decrease in the sale of Name Your Own Price® hotel room nights.  Our retail hotel service, which was launched in March 2005, benefited from the enhanced integration of our retail and Name Your Own Price® services.   We believe that the benefit to our retail hotel service came partially at the expense of sales of Name Your Own Price® hotel room nights during the nine months ended September 30, 2006, as some amount of demand that may otherwise have been directed to the Name Your Own Price® service instead was directed to our retail hotel service.

Rental car days sold increased by 20.8% and 25.7% for the three and nine months ended September 30, 2006, respectively, over the same period in 2005, due to increases in sales of our retail and opaque rental car services, which benefited from the launch of enhanced integration of retail and Name Your Own Price® services in the first quarter 2006, as well as from the launch of new features in 2005, including options for one-way destination and off-airport car rentals.

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

We continue to experience a shift in the mix of our airline ticket business from a business historically focused exclusively on the sale of merchant (“opaque”) Name Your Own Price® travel services to a business that includes the sale of retail, price-disclosed travel services.  Because merchant Name Your Own Price® travel services are reported on a “gross” basis and retail travel services are primarily recorded on a “net” basis, revenue increases and decreases are impacted by changes in the mix of the sale of merchant and retail travel services and, consequently, gross profit has become an increasingly important measure of evaluating growth in our business.  Additionally, our European operations contributed approximately $65.0 million and $134.5 million to our revenues for the three and nine months ended September 30, 2006.  Revenues generated by our European operations are primarily recorded on a “net” basis.

	Three Months Ended September 30,			Nine Months Ended September 30,
	($000)%			($000)%
	2006	2005	Change	2006	2005	Change
Merchant Revenues	$238,558	$222,142	7.4%	$699,520	$686,174	1.9%
Agency Revenues	73,326	35,497	106.6%	159,599	69,280	130.4%
Other Revenues	1,583	1,158	36.7%	3,913	3,293	18.8%
Total Revenues	$313,467	$258,797	21.1%	$863,032	$758,747	13.7%

Merchant Revenues

Merchant revenues for the three and nine months ended September 30, 2006 increased 7.4% and 1.9%, respectively, compared to the same periods in 2005, primarily due to an increase in the sale of Name Your Own Price® room nights, merchant price-disclosed hotel room nights and Name Your Own Price® rental car days. The three months ended September 30, 2006 also benefited from an increase in gross bookings related to our Name Your Own Price® airline ticket service. A substantial portion of the increase was due to services sold through our agreement with Orbitz, which we entered into on January 1, 2006.  Under our agreement with Orbitz, we pay fees in exchange for a link on the Orbitz website that directs traffic to the Name Your Own Price® service.  The agreement expires on December 31, 2006, and we do not intend to renew it.  While the Orbitz agreement provided us with a good source of traffic, we believe it was likely dilutive in that many of the customers that we paid Orbitz for may have purchased our travel services anyway.  While this decision may result in decreased merchant volume in 2007 — we estimate potentially up to approximately 5% of our 2007 merchant volume after taking into account estimated dilution — it frees up marketing dollars that we may use in other online channels.

Agency Revenues

Agency revenues for the three and nine months ended September 30, 2006 increased 106.6% and 130.4%, respectively, compared to the same periods in 2005, primarily as a result of (1) growth in our European operations, which contributed $64.1 million and $131.7 million of agency revenue for the three and nine months ended September 30, 2006, respectively, and $26.9 million and $44.6 million of agency revenue for the three and nine months ended September 30, 2005, respectively; and (2) increased sales of retail hotel room nights and retail rental car days.  Results from our European operations are substantially comprised of Bookings and Active Hotels, which were acquired in the third quarters of 2005 and 2004, respectively.

Other Revenues

Other revenues during the three and nine months ended September 30, 2006 consisted primarily of: (1) advertising revenues; and (2) fees for referring customers to pricelinemortgage.com for home financing services.  Other revenues for the three and nine months ended September 30, 2006 increased 36.7% and 18.8%, respectively, compared to the same periods in 2005, primarily as a result of higher online advertising revenue related to the inclusion of results of operation from our online advertising company since it was acquired in June 2006.

Cost of Revenues and Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
	($000)%			($000)%
	2006	2005	Change	2006	2005	Change
Cost of Merchant Revenues	$189,920	$178,272	6.5%	$561,450	$555,280	1.1%
% of Merchant Revenues	79.6%	80.3%		80.3%	80.9%
Cost of Agency Revenues	—	523	(100.0)%	—	523	(100.0)%
% of Agency Revenues	0.0%	1.5%		0.0%	0.8%
Cost of Other Revenues	—	—	—	—	—	—
% of Other Revenues	0.0%	0.0%		0.0%	0.0%
Total Cost of Revenues	$189,920	$178,795	6.2%	$561,450	$555,803	1.0%
% of Revenues	60.6%	69.1%		65.1%	73.3%

Cost of Revenues

During the three and nine months ended September 30, 2006, cost of revenues increased 6.2% and 1.0%, respectively, compared to the same periods in 2005, due primarily to the fact that merchant revenues increased comparably in the same periods.  Cost of revenues entirely reflect merchant Name Your Own Price® transactions, whose revenues are recorded “gross” with a corresponding cost of revenue while retail transactions are recorded “net” with no corresponding cost of revenues.

Cost of Merchant Revenues

For the three and nine months ended September 30, 2006, cost of merchant revenues consisted primarily of: (1) the cost of opaque hotel rooms from our suppliers, net of applicable taxes, (2) the cost of opaque airline tickets from our suppliers, net of the federal air transportation tax, segment fees and passenger facility charges imposed in connection with the sale of airline tickets; and (3) the cost of opaque rental cars from our suppliers, net of applicable taxes.  Cost of merchant revenues for the three and nine months ended September 30, 2006 increased 6.5% and 1.1%, respectively, compared to the same periods in 2005, due primarily to the fact that merchant revenues increased comparably in the same periods.  Merchant price-disclosed hotel revenues are recorded at their net amounts, which are amounts received less amounts paid to suppliers and therefore, there are no associated costs of merchant price-disclosed hotel revenues.

Cost of Agency Revenues

Agency revenues are recorded at their net amount, which are amounts received less amounts paid to suppliers, if any, and therefore, there are no costs of agency revenues.  For the three and nine months ended September 30, 2005, cost of agency revenues consisted exclusively of non-cash amortization expenses associated with acquisition activity.

Cost of Other Revenues

For the three and nine months ended September 30, 2006 and 2005, there were no costs of other revenues.

Gross Profit

Total gross profit for the three and nine months ended September 30, 2006 increased by 54.4% and 48.6% compared to the same periods in 2005, primarily as a result of increased revenue from (1) our European operations, which are substantially comprised of Bookings and Active Hotels, which were acquired in the third quarters of 2005 and 2004, respectively; and (2) increased sales of retail hotel room nights and retail rental car days.  The three months ended September 30, 2006 also benefited from an increase in gross bookings related to our Name Your Own Price® airline ticket service.  The contribution to gross profit from airline ticket sales during the three and nine months ended September 30, 2006 was negatively impacted by a decrease in net GDS fees per ticket as compared to the same periods in 2005, which contributed to lower margins on retail ticket sales in particular. Total gross margin (gross profit expressed as a percentage of total revenue) increased during the three months ended September 30, 2006, compared to the same period in 2005, because Name Your Own Price® transactions, whose revenues are recorded “gross” with a corresponding cost of revenue, represented a smaller percentage of transactions compared to retail, price-disclosed transactions which are primarily recorded “net” with no corresponding cost of revenues.  Because Name Your Own Price® transactions are reported “gross” and retail transactions are primarily recorded on a “net” basis, we believe that gross profit has become an increasingly important measure of evaluating growth in our business.

	Three Months Ended September 30,			Nine Months Ended September 30,
	($000)%			($000)%
	2006	2005	Change	2006	2005	Change
Merchant Gross Profit	$48,638	$43,870	10.9%	$138,070	$130,894	5.5%
Merchant Gross Margin	20.4%	19.7%		19.7%	19.1%
Agency Gross Profit	73,326	34,974	109.7%	159,599	68,757	132.1%
Agency Gross Margin	100.0%	98.5%		100.0%	99.2%
Other Gross Profit	1,583	1,158	36.7%	3,913	3,293	18.8%
Other Gross Margin	100.0%	100.0%		100.0%	100.0%
Total Gross Profit	$123,547	$80,002	54.4%	$301,582	$202,944	48.6%
Total Gross Margin	39.4%	30.9%		34.9%	26.7%

Merchant Gross Profit

Merchant gross profit consists of merchant revenues less the cost of merchant revenues. For the three and nine months ended September 30, 2006, merchant gross profit increased from the same periods in 2005, primarily due to an increase in the sale of merchant price-disclosed hotel room nights and Name Your Own Price® rental car days.  The three months ended September 30, 2006 also benefited from an increase in gross bookings related to our Name Your Own Price® airline ticket service.  The contribution to merchant gross profit from Name Your Own Price® airline ticket sales during the three and nine months ended September 30, 2006 was negatively impacted by a decrease in net GDS fees per ticket as compared to the same periods in 2005.  Merchant gross margin increased primarily because Name Your Own Price® transactions, whose revenues are recorded “gross” with a corresponding cost of revenue, represented a smaller percentage of transactions in the three and nine months ended September 30, 2006, when compared to merchant price-disclosed hotel transactions, which are recorded “net” with no corresponding cost of revenues.

Agency Gross Profit

Agency gross profit consists of agency revenues, which are recorded net of agency costs, if any.  For the three and nine months ended September 30, 2006, agency gross profit increased over the same periods in 2005, primarily as a result of (1) growth in our European operations, which are substantially comprised of Bookings and Active Hotels, which were acquired in the third quarters of 2005 and 2004, respectively; and (2) increased sales of retail hotel room nights and rental car days.

Other Gross Profit

During the three and nine months ended September 30, 2006, other gross profit increased from the same period in 2005 primarily as a result of higher online advertising revenues related to including results of operating from our online advertising company since it was acquired in June 2006.

Operating Expenses

Advertising
	Three Months Ended September 30,			Nine Months Ended September 30,
	($000)%			($000)%
	2006	2005	Change	2006	2005	Change
Offline Advertising	$6,665	$7,320	(8.9)%	$24,962	$26,482	(5.7)%
% of Total Gross Profit	5.4%	9.1%		8.3%	13.0%
Online Advertising	$34,560	$19,865	74.0%	$86,914	$42,001	106.9%
% of Total Gross Profit	28.0%	24.8%		28.8%	20.7%

Offline advertising expenses consist primarily of: (1) the expenses associated with domestic television, radio and print advertising; and (2) agency fees, the cost for creative talent and production costs for television and radio commercials. For the three and nine months ended September 30, 2006, offline advertising expenses were lower than in the same periods in 2005, as we shifted some of our domestic offline advertising budget to online advertising.  Online advertising expenses primarily consist of the costs of (1) search engine keyword purchases; (2) affiliate programs; (3) banner and pop-up advertisements; and (4) e-mail advertisements.  For the three and nine months ended September 30, 2006, online advertising expenses increased over the same periods in 2005, primarily due to an increase in online advertising expenses related to (1) our European operations, which rely primarily on online advertising to drive their businesses and an increase in our domestic online advertising, and (2) fees paid pursuant to our current agreement with Orbitz.

Sales and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
	($000)%			($000)%
	2006	2005	Change	2006	2005	Change
Sales and Marketing	$11,204	$9,645	16.2%	$31,494	$27,967	12.6%
% of Total Gross Profit	9.1%	12.1%		10.4%	13.8%

Sales and marketing expenses consist primarily of (1) credit card processing fees associated with merchant transactions; (2) fees paid to third-party service providers that operate our call centers; and (3) provisions for credit card chargebacks.  For the three and nine months ended September 30, 2006, sales and marketing expenses, which are substantially variable in nature, increased over the same periods in 2005, primarily due to increased gross booking volumes.

Personnel

	Three Months Ended September 30,			Nine Months Ended September 30,
	($000)%			($000)%
	2006	2005	Change	2006	2005	Change

Personnel	$21,658	$13,820	56.7%	$56,869	$34,804	63.4%

% of Total Gross Profit	17.5%	17.3%		18.9%	17.1%

Personnel expenses consist of compensation to our personnel, including salaries, bonuses, taxes, employee health benefits and stock-based compensation. For the three and nine months ended September 30, 2006, personnel expenses increased over the same periods in 2005, primarily due to increased personnel expenses associated with our European operations, which are substantially comprised of Bookings and Active Hotels, which were acquired in the third quarters of 2005 and 2004, respectively, increased employee performance bonus expense and an increase in stock-based compensation due mainly to the adoption of SFAS 123(R) on January 1, 2006, which requires companies to record non-cash compensation expense related to stock-based awards granted to employees.  Stock-based compensation expense was approximately $3.5 million and $10.3 million, for the three and nine months ended September 30, 2006, respectively, and approximately $1.3 million and $3.0 million for the three and nine months ended September 30, 2005, respectively.

General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	($000)%			($000)%
	2006	2005	Change	2006	2005	Change

General and Administrative	$6,643	$4,814	38.0%	$19,638	$14,502	35.4%

% of Total Gross Profit	5.4%	6.0%		6.5%	7.1%

General and administrative expenses consist primarily of: (1) fees for outside professionals; (2) occupancy expenses; (3) business insurance; and (4) litigation related expenses. General and administrative expenses increased during the three and nine months ended September 30, 2006 over the same periods during 2005, due to increased general and administrative expenses associated with our European operations, which are substantially comprised of Bookings and Active Hotels, which were acquired in the third quarters of 2005 and 2004, respectively, additional fees for outside professionals and expenses related to pending litigation.  This increase was partially offset by the one-time receipt of certain franchise tax credits from the state of Connecticut in the amount of approximately $1.7 million.

Information Technology

	Three Months Ended September 30,			Nine Months Ended September 30,
	($000)%			($000)%
	2006	2005	Change	2006	2005	Change

Information Technology	$2,551	$2,508	1.7%	$7,190	$8,023	(10.4)%

% of Total Gross Profit	2.1%	3.1%		2.4%	4.0%

Information technology expenses consist primarily of: (1) system maintenance and software license fees; (2) data communications and other expenses associated with operating our Internet sites; and (3) payments to outside contractors. For the nine months ended September 30, 2006, information technology expenses decreased domestically from the same period in 2005, in part due to efficiencies resulting from the integration of Travelweb’s operations.  This decrease was partially offset by increased information technology expenses associated with our European operations, which are substantially comprised of Bookings and Active Hotels, which were acquired in the third quarters of 2005 and 2004, respectively.

Depreciation and Amortization

	Three Months Ended September 30,			Nine Months Ended September 30,
	($000)%			($000)%
	2006	2005	Change	2006	2005	Change

Depreciation and Amortization	$8,664	$7,138	21.4%	$24,970	$17,651	41.5%

% of Total Gross Profit	7.0%	8.9%		8.3%	8.7%

Depreciation and amortization expenses consist of:  (1) amortization of intangible assets with determinable lives; (2) amortization of internally developed and purchased software, (3) depreciation of computer equipment; and (4) depreciation of leasehold improvements, office equipment and furniture and fixtures.  For the three and nine months ended September 30, 2006, depreciation and amortization expense increased from the same periods in 2005, primarily as a result of increased non-cash acquisition related amortization expenses associated with our European operations, which are substantially comprised of Bookings and Active Hotels, which were acquired in the third quarters of 2005 and 2004, respectively.

Restructuring Charge

	Three Months Ended September 30,			Nine Months Ended September 30,
	($000)%			($000)%
	2006	2005	Change	2006	2005	Change

Restructuring Charge, net	—	$2,000	(100.0)%	$135	$1,664	(91.9)%

% of Total Gross Profit	0.0%	2.5%		0.1%	0.8%

In the nine months ended September 30, 2006, we recorded a restructuring charge of approximately $135 related to vacated leased property.  In the nine months ended September 30, 2005, we recorded a net restructuring charge of approximately $1.7 million, consisting of a $2 million restructuring charge related to vacated leased property and a $336,000 restructuring reversal related to estimated costs to complete certain restructuring activities in Europe.

Interest

	Three Months Ended September 30,			Nine Months Ended September 30,
	($000)%			($000)%
	2006	2005	Change	2006	2005	Change

Interest Income	$2,626	$1,102	138.3%	$6,322	$4,271	48.0%

Interest Expense	(1,550)	(1,245)	24.5%	(4,603)	(3,777)	21.9%

Total	$1,076	$(143)	(852.4)%	$1,719	$494	248.0%

For the three and nine months ended September 30, 2006, interest income on cash and marketable securities increased over the same periods in 2005, primarily due to higher prevailing interest rates.  Interest expense increased for the three and nine months ended September 30, 2006 over the same period in 2005 due primarily to an increase in prevailing interest rates on the variable portion of the interest rate swap agreement related to our 1% Convertible Senior Notes.

Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	($000)%			($000)%
	2006	2005	Change	2006	2005	Change

Income Tax Benefit	$18,113	$158,573	(88.6)%	$13,277	$158,527	(91.6)%

Income tax benefit includes U.S. and international income taxes, determined using an estimate of our annual effective tax rate.  Income tax benefit for the three and nine month periods ended September 30, 2006 and 2005 differs from the expected tax expense at the U.S. statutory rate of 35% because it includes a $28.1 million and $170.5 million credit, respectively, resulting from a reversal of a portion of the valuation allowance on our deferred tax assets.  We commenced recording a U.S. tax provision in the third quarter of 2005 upon recording the initial reversal of a portion of our valuation allowance on our deferred tax assets.   Due to our significant net operating loss carryforwards, we do not expect to pay significant cash taxes on our U.S. federal taxable income tax for the foreseeable future.  We expect to make cash payments for U.S. alternative minimum tax and for certain international taxes.  Other items resulting in a difference between our effective tax rate and the statutory rate include the foreign tax benefit of certain structural and financial arrangements, and lower foreign tax rates, partly offset by state income taxes. In connection with the acquisitions of Bookings and Active Hotels, we instituted structural and financial arrangements which we believe are reasonable and customary, but which are subject to review and approval by the relevant foreign taxing jurisdiction.  To the extent such arrangements are not approved by the foreign taxing jurisdictions, it could result in a cumulative adjustment to tax expense and a higher future effective tax rate.

Equity in Income (Loss) of Investees and Minority Interests

	Three Months Ended September 30,			Nine Months Ended September 30,
	($000)%			($000)%
	2006	2005	Change	2006	2005	Change

Equity in Income (Loss) of Investees and Minority Interests	$(2,328)	$325	(816.3)%	$(3,015)	$626	(581.6)%

Equity in income of investees and minority interests for the three and nine months ended September 30, 2006 and 2005, represented (1) minority interests associated with the ownership of priceline.com International that is held by certain managers of that business; and (2) equity in income (loss) of investees, principally comprised of our pro rata share of pricelinemortgage.com’s net results.  The change in equity in income of investees and minority interests versus the prior year was primarily due to an increase in the minority interest in the earnings of priceline.com International and a decrease in earnings of and an impairment charge recorded for our investment in pricelinemortgage.com.  Due to recent losses incurred by pricelinemortgage.com, we reviewed the carrying value of our investment for impairment.  Based upon recent operating results and future projected results, we determined that our investment was impaired on an other-than temporary basis.  Accordingly, in the third quarter September 30, 2006, we recognized a charge of $1.1 million to reduce the carrying value of our equity investment in pricelinemortgage.com to its estimated fair value.

Liquidity and Capital Resources

As of September 30, 2006, we had $359.2 million in cash, cash equivalents, short-term investments and restricted cash. Approximately $17.8 million is restricted cash on deposit collateralizing letters of credit issued in favor of our credit card processor, certain suppliers and landlords.  We generally invest excess cash to make such funds readily available for operating purposes.  Cash equivalents and short-term investments are primarily comprised of highly liquid, high quality, investment grade debt instruments.

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

Net cash provided by operating activities for the nine months ended September 30, 2006 was $80.3 million, resulting from net income of $61.2 million, non-cash items not affecting September 30, 2006 cash flows of $17.3 million and $1.8 million of changes in working capital.  The changes in working capital for the nine months ended September 30, 2006, were primarily related to a $28.5 million increase in accounts receivable, offset by a $31.8 million increase in accounts payable, accrued expenses and other current liabilities.  The increases in accounts receivable and accounts payable were primarily seasonal in nature.  Our bookings and revenues are generally higher in the third quarter of the year than in the fourth quarter of the year which results in higher accounts receivable and accounts payable at September 30 compared to December 31.  We do not believe there has been any significant change in credit risk regarding our accounts receivable.  Accounts receivable are generally higher than the prior year due to the acquisition of Bookings B.V. and the growth in our European revenues.  Non-cash items were primarily associated with the deferred income tax benefit, stock-based compensation expense, depreciation and amortization, primarily related to intangible assets acquired in our acquisitions of Travelweb, Active Hotels and Bookings.  The increase in the deferred income tax asset resulted primarily from the $28.1 million non-cash reversal of a portion of our deferred income tax valuation.  Net cash provided by operating activities for the nine months ended September 30, 2005 was $49.1 million, resulting from net income of $188.9 million, non-cash items not affecting September 30, 2005 cash flows of $135.3 million and $4.5 million of changes in working capital.  The changes in working capital for the nine months ended September 30, 2005, were primarily related to a $13.6 million increase in accounts receivable, partially offset by a $9.0 million increase in accounts payable, accrued expenses and other current liabilities.  The increases in accounts payable and accounts receivable were primarily seasonal in nature.  Non-cash items were primarily associated with the deferred income tax benefit, depreciation and amortization primarily related to intangible assets acquired in our acquisitions of Travelweb, Active Hotels and Bookings. The deferred income tax benefit resulted primarily from the $170 million non-cash reversal of a portion of our deferred tax valuation allowance, partly offset by a $10 million non-cash U.S. income tax charge.

Net cash provided by investing activities was $32.0 million for the nine months ended September 30, 2006.  Investing activities were affected by $40.2 million of net redemptions of short-term investments for the nine months ended September 30, 2006.  Net cash used in investing activities was $70.7 for the nine months ended September 30, 2005.  Investing activities in the nine months ended September 30, 2005 was affected by net redemptions of short-term investments in the amount of $70.2 million.  During the nine months ended September 30, 2005, we invested $133.8 million, net of cash acquired, in acquisitions, the substantial majority of which related to Bookings.  Cash invested in purchases of property and equipment was $9.6 million and $8.0 million in the nine months ended September 30, 2006 and 2005, respectively.

Net cash provided by financing activities was approximately $113.8 million for the nine months ended September 30, 2006.  The cash provided by financing activities during the nine months ended September 30, 2006 was primarily related to the issuance of $300 million of convertible senior notes and $9.6 million of proceeds from the exercise of employee stock options, offset by $135.6 million of treasury stock purchases, $7.9 million of debt issuance costs, $32.5 million for the purchase of conversion spread hedges and the purchase of $19.8 million of stock in priceline.com International held by minority interest shareholders. Approximately $130 million of the treasury stock purchases during the third quarter 2006 were made from the buyers of our 2011 Notes and our 2013 Notes, and we believe that the purchase may have helped limit short selling of our common stock in the open market by the buyers of our notes. Net cash provided by financing activities of $21.9 million for the nine months ended September 30, 2005 was primarily proceeds from the sale of our minority interest in subsidiary and the exercise of employee stock options.

As more fully discussed in Note 14 to the Unaudited Consolidated Financial Statements, as of September 30, 2006, the total aggregate minority interest in priceline.com International on a fully diluted basis was approximately 6.4%.  Based upon the latest valuation, the aggregate fair value of the remaining minority interest in priceline.com International is estimated to be approximately $60.0 million at September 30, 2006, including unvested restricted stock and restricted stock units.  We expect the future fair value of the minority interest to grow based upon expected continued strong performance of the European business.

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

Off-Balance Sheet Arrangements.

As of September 30, 2006, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Throughout 2006, our European operations have grown their gross bookings by well in excess of 100% on an annualized basis. This growth rate has contributed significantly to our growth in revenue, gross profit and earnings per share. We expect our European operations to experience a significant decline in their growth rate in future years because of the sheer size of their business (i.e., annualized growth rates are expected to decline as performance is compared to stronger fourth quarter 2005 and full-year 2006 results) and the competitiveness of the market. The expected decline in our European operations’ growth rate could have a resulting negative impact on our future revenue and earnings per share growth rates.

In addition, our European operations rely heavily on various third parties to distribute hotel room reservations, and our European operations’ distribution channels are concentrated among a number of third parties.  Should one or more of such third parties cease distribution of our European operations’ reservations, or suffer deterioration in its search engine ranking, due to changes in search engine algorithms or otherwise, the business of our European operations could be negatively affected.  Similarly, a significant amount of our European business is directed to our own websites through participation in pay-per-click advertising campaigns on Internet search engines whose pricing and operating dynamics can experience rapid change both technically and competitively.  In recent months, we have experienced increased competition and increased costs associated with our advertising campaigns.  If a major search engine changes its pricing, operating or competitive dynamics in a negative manner, our business, results of operations and financial condition would be adversely affected.

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

Our financial prospects are significantly dependent upon our sale of leisure airline tickets.  Leisure travel, including the sale of leisure airline tickets, is dependent on personal discretionary spending levels. As a result, sales of leisure airline tickets and other leisure travel services tend to decline during general economic downturns and recessions. In addition, unforeseen events, such as terrorist attacks, political instability, regional hostilities, increases in fuel prices, imposition of taxes or surcharges by regulatory authorities, travel related accidents, travel related health concerns and unusual weather patterns also may adversely affect the leisure travel industry. As a result, our business also is likely to be affected by those events. Further, work stoppages or labor unrest at any of the major airlines could materially and adversely affect the airline industry and, as a consequence, have a material adverse effect on our business, results of operations and financial condition.

During the three months ended September 30, 2006, sales of airline tickets from our five largest and two largest airline suppliers accounted for approximately 80% and 44% of total airline tickets sold, respectively.  As a result, we are currently substantially dependent upon the continued participation of these airlines in priceline.com in order to maintain and continue to grow our total gross profit.

Our arrangements with the airlines that participate in our system – either Name Your Own Price® or price-disclosed service – generally do not require the airlines to provide any specific quantity of airline tickets or to make tickets available for any particular route or at any particular price.  During the course of our business, we are in continuous dialogue with our major airline suppliers about the nature and extent of their participation in our system. The significant reduction on the part of any of our major suppliers of their participation in our system for a sustained period of time or their complete withdrawal could have a material adverse effect on our business, results of operations and financial condition.  Moreover, the airline industry has experienced a shift in market share from full-service carriers to low-cost carriers that focus primarily on discount fares to leisure destinations and we expect this trend to continue.  Some low-cost carriers, such as Southwest and JetBlue generally, do not distribute their tickets through us or other third-party intermediaries.  In addition, certain airlines have significantly limited or eliminated sales of airline tickets through “opaque” channels, preferring to consistently show the lowest available price on their own website.  If one or more participating airlines were to further limit or eliminate discounting through opaque channels, it could have a material adverse effect on our business, results of operations and financial condition.

Due to our dependence on the airline industry, we could be severely affected by changes in that industry, and, in many cases, we will have no control over such changes or their timing.  Several major U.S. airlines are struggling financially and have either filed for reorganization under the United States Bankruptcy Code or discussed publicly the risks of bankruptcy.  Two of our largest airline suppliers, Delta Air Lines and Northwest Airlines, are currently operating under the protection of federal bankruptcy laws. If any of our suppliers currently in bankruptcy liquidates or does not emerge from bankruptcy and we are unable to replace such supplier as a participant in priceline.com, our business would be adversely affected. In addition, in the event that another of our major suppliers voluntarily or involuntarily declares bankruptcy and is subsequently unable to successfully emerge from bankruptcy, and we are unable to replace such supplier, our business would be adversely affected.  To the extent other major U.S. airlines that participate in our system declare bankruptcy, they may be unable or unwilling to honor tickets sold for their flights. Our policy in such event would be to direct customers seeking a refund or exchange to the airline, and not to provide a remedy ourselves. Because we are the merchant-of-record on sales of Name Your Own Price® airline tickets to our customers, however, we could experience a significant increase in demands for refunds or credit card charge backs from customers, which could materially and adversely affect our operations and financial results. In addition, because Name Your Own Price® customers do not choose the airlines on which they are to fly, the bankruptcy of a major U.S. airline or even the possibility of a major U.S. airline declaring bankruptcy could discourage customers from using our Name Your Own Price® system to book airline tickets.

If one of our major airline suppliers merges or consolidates with, or is acquired by, another company that either does not participate in the priceline.com system or that participates on substantially lower levels, the surviving company may elect not to participate in our system or to participate at lower levels than the previous supplier.  For example, in September 2005,

US Airways and America West merged.  US Airways was a meaningful participant in our Name Your Own Price® system, but America West participated on a very limited basis.  The resulting entity participates in our Name Your Own Price® system, but at much lower levels than US Airways’ historical participation, which is the equivalent of US Airways significantly reducing its participation in our Name Your Own Price® system.  The loss of any major airline participant in our Name Your Own Price® system could result in other major airlines electing to terminate their participation in the Name Your Own Price® system, which would further negatively impact our business, results of operations and financial condition.  In addition, fewer independent suppliers reduces opacity and competition among suppliers.  In such event, if we are unable to divert sales to other suppliers, our business results of operations and financial condition may be adversely affected.

In addition, given the concentration of the airline industry, particularly in the domestic market, our competitors could exert pressure on other airlines not to supply us with tickets. Moreover, the airlines may attempt to establish their own buyer driven commerce service or participate or invest in other similar services.

We are dependent on certain hotels.

Our financial prospects are significantly dependent upon the sale of hotel room nights.  During the three months ended September 30, 2006, sales of Name Your Own Price® hotel room nights from our five largest hotel suppliers accounted for approximately 34.2% of total Name Your Own Price® hotel room nights sold.  As a result, we are currently substantially dependent upon the continued participation of these hotels in priceline.com’s hotel service in order to maintain and continue to grow our total gross profit.

We currently have more than 40 national hotel chains participating in the Name Your Own Price® system.  However, our arrangements with the hotels that participate in our Name Your Own Price® system generally:

•                  do not require the hotels to make available to our customers any specific quantity of hotel rooms;

•                  do not require the hotels to provide particular prices or levels of discount; and

•                  do not require the hotels to deal exclusively with us in the public sale of discounted hotel rooms.

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

In addition, certain hotels have begun initiatives to reduce margins received by third party intermediaries on retail merchant transactions, which is the primary method we employ to distribute retail hotel room reservations in the United States.  Many hotels distribute room inventory through their own websites and therefore might increase negotiated rates for merchant rate inventory sold through our merchant price-disclosed hotel service, decreasing the margin available to us.  While our merchant price-disclosed hotel agreements with our leading hotel suppliers provide for specified discounts, if one or more participating hotels were to require us to limit our merchant margins, upon contract renewal or otherwise, it could have a material adverse effect on our business, results of operations and financial condition.

Intense competition could reduce our market share and harm our financial performance.

We compete with both online and traditional sellers of the services we offer. The market for the services we offer is intensely competitive, and current and new competitors can launch new sites at a relatively low cost. In addition, the major online travel companies with which we compete have significantly greater financial resources and capital than we do.  We may not be able to effectively compete with industry conglomerates such as Travelport, Sabre or Expedia, each of which have access to significantly greater and more diversified resources than we do.

We currently or potentially compete with a variety of companies with respect to each service we offer. With respect to our travel services, these competitors include:

•                  Internet travel services such as Expedia, Hotels.com and Hotwire, which are owned by Expedia; Travelocity and lastminute.com, which are owned by the Sabre Group; Orbitz.com, Cheaptickets, Gullivers.com, ebookers plc, octopustravel and Flairview, which are currently owned by Travelport, a subsidiary of the Blackstone Group and Superbreak, Venere, hotel.de and Hotel Reservation Service;

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

Competitors of our European operations include, among others, Expedia (including hotels.com), Travelport (including ebookers, octopustravel, Gullivers.com and Flairview), Sabre Group (including lastminute.com), Superbreak, Venere, hotel.de and Hotel Reservation Service.

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

Our outstanding convertible senior notes could result in substantial shareholder dilution.

Our convertible senior notes contain features that call for the delivery of an increasing number of shares of our common stock to the holders in the event that our common stock trades at prices above approximately $40 per share. Specifically, our diluted shares outstanding are expected to increase by approximately 280,000 shares for every one dollar increase in the price of our common stock above $40 per share. In order to mitigate against the potential dilutive impact of our convertible notes, we purchased conversion spread hedges. However, the conversion spread hedges will only partially offset the dilutive impact of our convertible senior notes in the event that our stock trades above $40 per share. Therefore, increases in the price of common stock above $40 per share could be dilutive to our existing shareholders and have a negative impact on future earnings per share.

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

As a result of our acquisitions of our European operations, we are conducting a significant and growing portion of our business outside the United States and are reporting our results in U.S. dollars.  As a result, we face exposure to adverse movements in currency exchange rates.  The results of operations of our European operations are exposed to foreign exchange rate fluctuations as the financial results of our European operations are translated from local currency into U.S. dollars upon consolidation.  If the U.S. dollar weakens against the local currency, the translation of these foreign-currency-denominated balances will result in increased net assets, net revenues, operating expenses, and net income or loss.  Similarly, our net assets, net revenues, operating expenses, and net income or loss will decrease if the U.S. dollar strengthens against local currency. Additionally, foreign exchange rate fluctuations may adversely impact our results of operations as exchange rate fluctuations on transactions denominated in currencies other than the functional currency result in gains and losses that are reflected in our Unaudited Consolidated Statement of Operations.

We may lose or be subject to reduction of global distribution system fees.

We rely on fees paid to us by Worldspan, L.P. and other global distribution systems, or GDSs, for travel bookings made through GDSs for a portion of our gross profit and a substantial portion of our operating income. We rebate certain GDS costs to certain suppliers (e.g., airlines, hotels, etc.) in exchange for contractual considerations such as those relating to inventory, pricing and availability, and expect to continue to do so in the future.  During 2006, most agreements between GDSs and the major domestic airlines expired, and most airlines have negotiated new agreements with reduced distribution costs for the airlines that went into effect September 1, 2006.  The structure of these new agreements, along with airline pressure on us to operate under the new structures, require us to reduce our aggregate compensation and book through lower cost channels to receive airlines’ full content and avoid airline service fees.  We have entered into new agreements with a number of airlines to obtain access to airline content, and are in continuing discussions with others to obtain similar access.  If we were denied access to airlines’ full content or had to impose service fees on our airline tickets, it could have a material adverse effect on our business, results of operations and financial condition.

Additionally, some travel suppliers are encouraging third-party travel intermediaries, such as us, to develop technology to bypass the traditional GDSs, such as enabling direct connections to the travel suppliers or using alternative global distribution methods recently developed by new entrants to the global distribution marketplace, such as G2 Switchworks Corp.  Such new entrants propose using technology that is less complex than traditional global distribution systems, and that enables the distribution of airline tickets in a manner that is more cost-effective to the airline suppliers.  To this end, in the first quarter 2006, we entered into an agreement with G2 Switchworks for the provision of GDS services.  In addition, to further reduce our dependence on Worldspan, L.P., in the first quarter 2006, we entered into an agreement for the provision of GDS services with Sabre Inc.  Development of the technology to connect to such alternative GDSs, or to enable direct connections to travel suppliers, requires the use of information technology resources and could cause us to incur additional operating expenses, increase the frequency/duration of system problems and delay other projects.  Furthermore, our contractual obligations to Worldspan, L.P. may limit our ability to pursue the most financially attractive GDS options during the term of our agreement with Worldspan, L.P., which expires on December 31, 2007.

We recently began utilizing the services of G2 Switchworks to search for and book, and Sabre Inc. to search for, some of the airline tickets we make available to consumers.  We believe that this arrangement provides us with the opportunity to access favorable GDS economics with respect to a certain portion of our airline ticket business.  As discussed above, G2 Switchworks is a new entrant to the GDS marketplace and receives its search technology from ITA Software, a third party.  If our access to G2 Switchworks search services becomes limited or unavailable due to technical problems on the part of G2 Switchworks, issues between G2 Switchworks and ITA, or any other reason beyond our control, we would not be able to utilize our most efficient channel for those airline ticket bookings, and our business, results of operations and financial condition could suffer.

Our ability to satisfy customers may be adversely affected by a number of factors outside our control.

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

We depend on the continued services and performance of our executive officers and other key personnel, both in the United States and Europe. These individuals have acquired specialized knowledge and skills with respect to priceline.com and our domestic and European operations. We do not have “key person” life insurance policies. Our ability to retain key employees could be materially adversely affected by the decline in the market price of our common stock, limitations on our ability to pay cash compensation that is equivalent to cash paid by traditional businesses or, in some instances, larger or better capitalized competitors, and limitations imposed by our employee benefit plans on our ability to issue additional equity incentives. If we do not succeed in attracting new employees or retaining and motivating current and future employees or executive officers, our business could suffer significantly.

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

As part of our business strategy, in September 2004, we acquired Active Hotels and, in July 2005, Bookings.  We may enter into additional business combinations and acquisitions in the future.  Acquisitions may result in dilutive issuances of equity securities, use of our cash resources, incurrence of debt and amortization of expenses related to intangible assets acquired.  In addition, the process of integrating an acquired company, business or technology may create unforeseen operating difficulties and expenditures.  The acquisitions of Bookings and Active Hotels were accompanied by a number of risks, including, without limitation:

•                  the need to implement or remediate controls, procedures and policies appropriate for a larger public company at companies that prior to the acquisition lacked such controls, procedures and policies;

•                  the difficulty of assimilating the operations and personnel of Bookings and Active Hotels, which are principally located in Cambridge, England, and Amsterdam, The Netherlands, respectively, with and into our operations, which are headquartered in Norwalk, Connecticut;

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

•                  the impairment of relationships with customers of Bookings, Active Hotels or our own customers as a result of any integration of operations;

•                  the impairment of relationships with employees of Bookings, Active Hotels or our own business as a result of any integration of new management personnel;

•                  the potential unknown liabilities associated with Bookings or Active Hotels.

We may experience similar risks in connection with any future acquisitions. We may not be successful in addressing these risks or any other problems encountered in connection with the acquisitions of Bookings and Active Hotels or that we could encounter in future acquisitions, which would harm our business or cause us to fail to realize the anticipated benefits of our acquisitions.  As of September 30, 2006, we had approximately $326 million assigned primarily to the intangible assets and goodwill of Bookings and Active Hotels, and therefore, the occurrence of any of the aforementioned risks could result in a material adverse impact, including a material impairment of these assets, which could cause us to have to write-down goodwill.  Any such write-down of goodwill could adversely impact our operating results, which would cause our stock price to decline significantly.

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

The markets in which we compete are characterized by rapidly changing technology, evolving industry standards, consolidation, frequent new service and product announcements, introductions and enhancements and changing consumer demands. We may not be able to keep up with these rapid changes. In addition, these market characteristics are heightened by the emerging nature of the Internet and the apparent need of companies from many industries to offer Internet based products and services. As a result, our future success will depend on our ability to adapt to rapidly changing technologies, to adapt our services to evolving industry standards and to continually improve the performance, features and reliability of our service in response to competitive service and product offerings and the evolving demands of the marketplace. In addition, the widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require us to incur substantial expenditures to modify or adapt our services or infrastructure.

Online or internal security breaches could harm our business.

The secure transmission of confidential information over the Internet is essential in maintaining consumer and supplier confidence in the priceline.com services. Substantial or ongoing security breaches whether instigated internally or externally on our system or other Internet based systems could significantly harm our business. We currently require customers who use certain of our services to guarantee their offers with their credit card, either online or, in some instances, through our toll-free telephone service. It is possible that advances in computer circumvention capabilities, new discoveries or other developments could result in a compromise or breach of customer transaction data.

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

We believe that maintaining and expanding the priceline.com brand, and other owned brands, including Lowestfare.com, Rentalcars.com, Breezenet.com, MyTravelGuide.com, Travelweb, Booking and Active Hotels, are important aspects of our efforts to attract and expand our user and advertiser base.  As our larger competitors spend increasingly more on advertising, we are required to spend more in order to maintain our brand recognition.  Promotion of the priceline.com brand will depend largely on our success in satisfying our customers. In addition, we have spent considerable money and resources to date on the establishment and maintenance of the priceline.com brands, and we will continue to spend money on, and devote resources to advertising, marketing and other brand building efforts to preserve and enhance consumer awareness of the priceline.com brands. We may not be able to successfully maintain or enhance consumer awareness of the priceline.com brands, and, even if we are successful in our branding efforts, such efforts may not be cost-effective. If we are unable to maintain or enhance customer awareness of the priceline.com brands in a cost-effective manner, our business, results of operations and financial condition would be adversely affected.

We may be unable to generate sufficient cash to repay or repurchase our $570 million Convertible Senior Notes and the Notes could result in dilution to our earnings per share.

In August 2003, we issued $125 million aggregate principal amount of Convertible Senior Notes due 2010, with an interest rate of 1% (the “1% Notes”), in June 2004, we issued $100 million aggregate principal amount of Convertible Senior Notes due 2025, with an interest rate of 2.25% (the “2.25% Notes”) and in September 2006, we issued $150 million aggregate principal amount of Convertible Senior Notes due 2011, with an interest rate of 0.50% (the “2011 Notes”) and $150 million aggregate principal amount of Convertible Senior Notes due 2013, with an interest rate of 0.75% (the “2013 Notes, and collectively with the 1% Notes, the 2.25% Notes and the 2011 Notes, the “Notes”).  Additionally, in October 2006, the initial purchasers of the 2011 Notes and the 2013 Notes exercised their over-allotment option to purchase an additional $22.5 million of 2011 Notes and $22.5 million of 2013 Notes, solely to cover over-allotments.  The holders of the 1% Notes may require us to repurchase the notes on August 1, 2008, the holders of the 2.25% Notes may require us to repurchase the notes on January 15, 2010, 2015 or 2020, and the holders of the 2011 Notes and the 2013 Notes may require us to repurchase the notes upon certain designated events.  It is possible that we may not have sufficient funds or may be unable to arrange for additional financing to pay the principal amount or repurchase price due.  We are increasingly reliant on our European operations as a source of cash flow and in the event we are required to repay or repurchase the notes, we would likely incur expenses to repatriate such cash to the United States.  If we are unable to repurchase, repay or refinance the Notes when due, we would be in default under our indentures and our business, results of operations and financial condition would be adversely affected.

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

There has been recent discussion in the press regarding the examination and issuance of so called “business method” patents. As a result, the United States Patent and Trademark Office has indicated that it intends to intensify the review process applicable to such patent applications. The new procedures are not expected to have a direct effect on patents already granted. We cannot anticipate what effect, if any, the new review process will have on our pending patent applications.

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

Our business is dependent upon third party systems and service providers.

We rely on certain third party computer systems and third party service providers, including the computerized central reservation systems of the airline, hotel and rental car industries to satisfy demand for airline tickets, hotel room and rental car reservations. In particular, our travel business is substantially dependent upon the computerized reservation systems of operators of global distribution systems for the travel industry. Any interruption in these third party services systems or deterioration in their performance could prevent us from booking airline, hotel and rental car reservations and have a material adverse effect on our business. Our agreements with third party service providers are terminable upon short notice and often do not provide recourse for service interruptions. In the event our arrangement with any of such third parties is terminated, we may not be able to find an alternative source of systems support on a timely basis or on commercially reasonable terms and, as a result, it could have a material adverse effect on our business, results of operations and financial condition.

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

Our communications infrastructure and, in some cases, the electrical power supply for our production systems, is provided by vendors such as AT&T, Verizon, IX EUROPE, Verizon Business B.V., TrueServer BV and MCI.  If they are unable, for any reason, to support the communications infrastructure and electrical power they provide us, instabilities in our systems could increase until such time as we were able to replace their services.

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

A substantial amount of our computer hardware for operating our services is currently located at the facilities of SAVVIS in New Jersey, AT&T in New York City, IX EUROPE in London, England, TrueServer BV and Redbus Interhouse in the Netherlands. These systems and operations are vulnerable to damage or interruption from human error, floods, fires, power loss, telecommunication failures and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at the SAVVIS facility, the AT&T facility, the IX EUROPE facility or the Redbus Interhouse facility could result in lengthy interruptions in our services. In addition, the failure by SAVVIS, Verizon, AT&T, IX EUROPE, Verizon Business B.V. or TrueServer BV to provide our required data communications capacity could result in interruptions in our service. Any system failure that causes an interruption in service or decreases the responsiveness of the priceline.com service could impair our reputation, damage our brand name and have a material adverse effect on our business, results of operations and financial condition.

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

We recently began integrating our entire European hotel offerings into a single extranet operated by Bookings, in order to allow customers of both Bookings and Active Hotels to access hotels which may have previously been available only through either Bookings or Active Hotels.  Because all of our European operations’ hotel offerings will therefore be on one platform, in the event that the extranet operated by Bookings experiences a system failure, our European operations could be unable to generate hotel bookings, which could have a material adverse effect on our business, results of operations and financial condition.  In addition, in the second quarter of 2006, we started to implement a new financial accounting system at Bookings, which is expected to improve efficiency and support growth.  The financial accounting system is new to us, however, and could present unforeseen technical or other issues, including without limitation, systems failures, any of which would place further demands on our European technology and business resources and could adversely impact our European operations.

Uncertainty regarding state and local taxes.

We file tax returns in such states as required by law based on principles applicable to traditional businesses. In addition, we pay sales and other taxes, including hotel occupancy taxes, to suppliers related to travel services sold through the priceline.com service.  We believe that this practice is consistent with the tax laws of all jurisdictions. On an ongoing basis, we conduct a review and interpretation of the tax laws in various states and other jurisdictions relating to the payment of state and local hotel occupancy and other related taxes.  In connection with our review, we have met and had discussions with taxing authorities in certain jurisdictions but the ultimate resolution in any particular jurisdiction cannot be determined at this time.  Currently, hotels collect and remit hotel occupancy and related taxes to the various tax authorities based on the amounts collected by the hotels. Consistent with this practice, we recover the taxes on the underlying cost of the hotel room night from customers and pay that amount to the hotel operators for payment to the appropriate tax authorities.  As discussed in Note 15 to our Unaudited Consolidated Financial Statements in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, several jurisdictions have initiated lawsuits indicating the position that sales or hotel occupancy tax is applicable to the differential between the price paid by a customer utilizing our service and the cost of the underlying room. Historically, we have not collected taxes on this differential. Additional state and local jurisdictions could assert that we are subject to sales or hotel occupancy taxes on this differential and could seek to collect such taxes, either retroactively or prospectively or both. A number of proposals have been made at state and local levels that could impose additional taxes on the sale of products and services through the Internet or the income derived from these sales. Such actions may result in substantial tax liabilities for past and/or future sales and could have a material adverse effect on our business and results of operations. To the extent that any tax authority succeeds in asserting that any such tax collection responsibility exists, it is likely that, with respect to future transactions, we would collect any such additional tax obligation from our customers, which would have the effect of increasing the cost of hotel room nights to our customers and, consequently, could reduce our hotel sales. We will continue to assess the risks of the potential financial impact of additional tax exposure, and to the extent appropriate, we will reserve for those estimated liabilities.

Current economic conditions in the United States are triggering active consideration on ways to generate additional tax revenues by the federal, state and local governments. We cannot predict what changes in tax law or interpretations of such laws may be adopted or assure that such changes or interpretations would not materially impact our business.

Our business is exposed to risks associated with credit card fraud and charge backs.

To date, our results have been negatively impacted by purchases made using fraudulent credit cards. Because we act as the merchant-of-record in a majority of our transactions, we may be held liable for accepting fraudulent credit cards on our website as well as other payment disputes with our customers. Additionally, we are held liable for accepting fraudulent credit cards in certain retail transactions when we do not act as merchant of record.  Accordingly, we calculate and record an allowance for the resulting credit card charge backs.  If we are unable to combat the use of fraudulent credit cards on our website, our business, results of operations and financial condition could be materially adversely affected.

Two large stockholders are represented on our Board of Directors.

Hutchison Whampoa Limited and Cheung Kong (Holdings) Limited, which is a 49.97% shareholder of Hutchison Whampoa Limited, owned approximately 10% of our outstanding common stock as of September 27, 2006, and have the right to appoint two representatives to our Board of Directors.  Ian F. Wade and Dominic Kai Ming Lai are Hutchison Whampoa Limited’s representatives on our Board of Directors.  These stockholders could exert significant influence over us and our strategic direction, and deter or prevent certain fundamental transactions involving our company.

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

We are a party to the legal proceedings described in Note 15 to our Unaudited Consolidated Financial Statements in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.  The defense of the actions described in Note 15 to our Unaudited Consolidated Financial Statements of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 may increase our expenses and an adverse outcome in any of such actions could have a material adverse effect on our business, results of operations and financial condition.

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

We manage our exposure to interest rate risk and foreign currency risk through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments. We use derivative financial instruments, including an interest rate hedge to manage interest risk and conversion spread hedges to protect against share dilution in the event of conversion of certain of our Convertible Senior Notes, and forward contracts to manage currency risk. Additional information regarding our interest rate hedge is contained within “Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations — Critical Accounting Policies and Estimates – Derivative Financial Instruments” in our December 31, 2005 Annual Report on Form 10-K.

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

We did not experience any material changes in interest rate exposures during the three months and nine months ended September 30, 2006.  Based upon economic conditions and leading market indicators at September 30, 2006, we do not foresee a significant adverse change in interest rates in the near future.

As of September 30, 2006, the carrying value of our debt is $523.7 million.  We estimate that the fair market value of our debt was approximately $574.4 million as of September 30, 2006.

As of September 30, 2006, we held an interest rate swap agreement on $45 million notional value of our fixed rate debt.  The fair value cost to terminate this swap as of September 30, 2006 was approximately $1.4 million.  A 10% adverse fluctuation in the 3-month LIBOR rate as of September 30, 2006, would increase the cost to terminate the interest rate swap by approximately $341,000.  Any increase or decrease in the fair value of the Company’s interest rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability, or cash flow.

In September 2006, using a portion of the proceeds from the issuance of the 2011 Notes and the 2013 Notes, we entered into hedge transactions relating to potential dilution of our common stock upon conversion of the 2011 Notes and the 2013 Notes and (the “Conversion Spread Hedges”) with affiliates of the initial purchasers of the 2011 Notes and the 2013 Notes (the “counterparties”).  Under the Conversion Spread Hedges, we are entitled to purchase from the counterparties approximately 7.4 million shares of our common stock (the number of shares underlying the 2011 Notes and the 2013 Notes) at a strike price of $40.38 per share (subject to adjustment in certain circumstances) and the counterparties are entitled to purchase from us approximately 7.4 million shares of our common stock at a strike price of $50.47 per share (subject to adjustment in certain circumstances).   The Conversion Spread Hedges increase the effective conversion price of the 2011 Notes and the 2013 Notes to $50.47 per share from our perspective and are expected to reduce the potential dilution upon conversion of the 2011 Notes and the 2013 Notes.  If the market value per share of our common stock at the time of any exercise is above $40.38, the Conversion Spread Hedges will entitle us to receive from the counterparties net shares of our common stock based on the excess of the then current market price of our common stock over the strike price of the purchased call options.  Holders of the 2011 Notes and the 2013 Notes do not have any rights with respect to the Conversion Spread Hedges.  The Conversion Spread Hedges are separate transactions entered into by us with the counterparties, are not part of the terms of the Notes and will not affect the holders’ rights under the 2011 Notes and the 2013 Notes.  See Notes 9 and 10 to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

As a result of our acquisitions of our European operations, we will conduct a significant and growing portion of our business outside the United States but will report our results in U.S. dollars. The functional currency for Bookings is the Euro and for Active Hotels is the British Pound.  As a result, we will face exposure to adverse movements in currency exchange rates.  The results of operations of our European operations are exposed to foreign exchange rate fluctuations as the financial results of our European operations are translated from local currency into U.S. dollars upon consolidation.  If the U.S. dollar weakens against the local currency, the translation of these foreign-currency-denominated balances will result in increased net assets, net revenues, operating expenses, and net income or loss.  Similarly, our net assets, net revenues, operating expenses, and net income or loss will decrease if the U.S. dollar strengthens against local currency. Additionally, foreign exchange rate fluctuations may adversely impact our results of operations as exchange rate fluctuations on transactions denominated in currencies other than the entity’s functional currency result in gains and losses that are reflected in our Unaudited Consolidated Statement of Operations.  Our European operations are subject to risks typical of international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility.

As of September 30, 2006, contracts with notional values of 2.5 million British Pounds and 19.4 million Euros were outstanding to minimize the impact of short-term foreign currency fluctuations on our consolidated operating results.  We may enter into additional forward contracts or other economic hedges in the future.

Additionally, fixed rate investments are subject to interest rate volatility.  To the extent that changes in interest rates and currency exchange rates affect general economic conditions, priceline.com would also be affected by such changes.

Item 4.           Controls and Procedures

Prior to filing this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2006, our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic SEC reports.

In addition, we reviewed our internal controls, and, except as further described in the following paragraph, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls to the date of their last evaluation.  In the course of this evaluation, we modify and refine our internal processes as conditions warrant.

In July 2005, we acquired Bookings, and as a result of that acquisition, we have undertaken a review of Bookings’ internal controls and intend to make changes, if necessary, that we believe to be appropriate to those internal controls as we integrate its business with ours. In addition, in the second quarter of 2006, we started to implement a new financial accounting system at Bookings, which is expected to improve efficiency and support growth. The implementation of this financial accounting system is expected to occur in phases through 2007 and will likely affect the processes that constitute the Company’s internal control over financial reporting.  As we further integrate Bookings’ business and continue with the system implementation, we will continue to review its internal controls and may take further steps to ensure that its internal controls are effective and integrated appropriately.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

A description of material legal proceedings to which we are a party is contained in Note 15 to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered sales of equity securities.  On September 27, 2006, we issued $150 million aggregate principal amount of Convertible Senior Notes due September 30, 2011, with an interest rate of 0.50% (the “2011 Notes”), and $150 million aggregate principal amount of Convertible Senior Notes due September 30, 2013, with an interest rate of 0.75% (the “2013 Notes”).  The initial purchasers of the 2011 Notes and the 2013 Notes were Goldman, Sachs & Co. and Merrill Lynch, Pierce, Fenner & Smith, who purchased the notes from us at face value with an underwriting discount of 2.5%. Each $1,000 principal amount of 2011 Notes and the 2013 Notes will initially be convertible into 24.7647 shares of our common stock, par value $0.008 per share at a conversion price of approximately $40.38 per share, subject to adjustment.   The 2011 Notes and the 2013 Notes are convertible, at the option of the holder, on or prior to June 30, 2011 in the case of the 2011 Notes, and June 30, 2013 in the case of the 2013 Notes, upon the occurrence of specified events, including, but not limited to a change in control, or if after the calendar quarter ending December 31, 2006, the closing sale price of the Company’s common stock for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 120% of the applicable conversion price in effect for the notes on the last trading day of the immediately preceding quarter.  The offer and sale of the 2011 Notes and the 2013 Notes were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2).

Issuer purchases of equity securities.  The following table sets forth information relating to repurchases of our equity securities during the three months ended September 30, 2006:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2006 – July 31, 2006	0	$0	0	$32,120,000	(1)
August 1, 2006 – August 31, 2006	13,518	$29.11	13,518	$31,726,558	(1)
September 1, 2006 – September 30, 2006	3,850,000	$33.65	3,850,000	$20,448,000	(2)
Total	3,863,518	$33.63	3,863,518	$20,448,000	(2)

(1)          Pursuant to a stock repurchase program announced on November 2, 2005, whereby the Company was authorized to repurchase up to $50,000,000 of its common stock. This program was effectively terminated by the new repurchase program announced on September 21, 2006.

(2)          Pursuant to a stock repurchase program announced on September 21, 2006, whereby the Company was authorized to repurchase up to $150,000,000 of its common stock.

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

(b)                                  Reports on Form 8-K

On August 8, 2006, we filed a report on Form 8-K in connection with the company’s second quarter 2006 earnings, on September 6, 2006, we filed a report on Form 8-K in connection with the sale of priceline.com Incorporated common stock by Hutchison Whampoa Limited and Cheung Kong (Holdings) Limited, on September 7, 2006, we filed a report on Form 8-K in connection with an underwriting agreement with Goldman, Sachs & Co., on September 21, 2006, we filed a report on Form 8-K in connection with our revised third quarter 2006 and full-year 2007 guidance and our intention to offer $300 million of convertible senior notes in a private placement, on September 22, 2006, we filed a report on Form 8-K in connection with the pricing of our convertible debt offering and the purchase of convertible note hedges, on September 27,

2006, we filed a report on Form 8-K in connection with the purchase agreement related to our convertible debt offering, and on September 28, 2006, we filed a report on Form 8-K in connection with the closing of our convertible debt offering and the repurchase of 3.85 million shares of our common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICELINE.COM INCORPORATED
(Registrant)

Date: November 9, 2006	By:	/s/ Robert J. Mylod, Jr.
		Name:	Robert J. Mylod, Jr.
		Title:	Chief Financial Officer
(On behalf of the Registrant and
as principal financial officer)

Exhibit Index

Exhibit Number	Description

12.1	Calculation of Ratio of Earnings to Fixed Charges and Preferred Dividends.
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.