Form 10-K
period 2006-12-31
PRICELINE COM INC
filed 2007-03-01
CIK 1075531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

Commission File No.: 0-25581

priceline.com Incorporated

(Exact name of Registrant as specified in its charter)

Delaware	06-1528493
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

800 Connecticut Avenue Norwalk, Connecticut	06854
(Address of Principal Executive Offices)	(Zip Code)

(203) 299-8000

Registrant’s telephone number, including area code:

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on which Registered:
Common Stock, par value $0.008 per share	The NASDAQ Stock Market LLC

Securities Registered Pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☒                          Accelerated filer  ☐                                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐     No   ☒

The aggregate market value of common stock held by non-affiliates of priceline.com as of June 30, 2006 was approximately $797 million based upon the closing price reported for such date on the Nasdaq National Market.  For purposes of this disclosure, shares of common stock held by executive officers and directors of priceline.com on June 30, 2006 have been excluded because such persons may be deemed to be affiliates of priceline.com.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of priceline.com’s common stock was 37,585,373 as of February 15, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth in this Form 10-K, is incorporated herein by reference from priceline.com’s definitive proxy statement relating to the annual meeting of stockholders to be held on June 6, 2007, to be filed with the Securities and Exchange Commission within 120 days after the end of priceline.com’s fiscal year ended December 31, 2006.

priceline.com Incorporated Annual Report on Form 10-K for the Year Ended December 31, 2006 Index

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

Expressions of future goals, expectations and similar expressions including, without limitation, “may,” “will,” “should,” “could,” “expects,” “does not currently expect,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “predicts,” “potential,” “targets,” or “continue,” reflecting something other than historical fact are intended to identify forward-looking statements. The following factors, among others, could cause our actual results to differ materially from those described in the forward-looking statements: adverse changes in general market conditions for leisure and other travel services as the result of, among other things, terrorist attacks, natural disasters, or the outbreak of an epidemic or pandemic disease; adverse changes in our relationships with airlines and other product and service providers which could include, without limitation, the withdrawal of suppliers from the priceline.com system (either priceline.com’s retail or “opaque” services, or both); the loss or reduction of global distribution fees; the bankruptcy or insolvency of another major domestic airline; the effects of increased competition; systems-related failures and/or security breaches, including without limitation, any security breach that results in the theft, transfer or unauthorized disclosure of customer information, or the failure to comply with various state laws applicable to the company’s obligations in the event of such a breach; difficulties integrating recent acquisitions, such as Booking.com Limited (formerly known as Active Hotels Ltd.) and Booking.com B.V. (formerly known as Bookings B.V.), including, ensuring the effectiveness of the design and operation of internal controls and disclosure controls of acquired businesses; a change by a major search engine to its search engine algorithms that negatively affects the search engine ranking of the company or its third party distribution partners; legal and regulatory risks; and the ability to attract and retain qualified personnel. These factors and others are described in more detail below under the heading “Risk Factors.”  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the reports and documents we file or furnish from time to time with the SEC, particularly our quarterly reports on Form 10-Q and current reports on Form 8-K.

PART I

Item 1.  Business

General

We are a leading online travel company that offers our customers a broad range of travel services, including airline tickets, hotel rooms, car rentals, vacation packages, cruises and destination services.  We offer our customers a unique choice: the ability to purchase travel services in a traditional, price-disclosed manner, both in the United States and Europe, or the opportunity to use our unique Name Your Own Price® service, which allows our customers to make offers for travel services at discounted prices.  At present, we derive substantially all of our revenues from the following sources:

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

•                              Transaction revenue from our price-disclosed hotel room service;

•                              Global distribution system (“GDS”) reservation booking fees related to both our Name Your Own Price® airline ticket, hotel room and rental car service, and price-disclosed airline tickets and rental car services; and

•                              Other revenues derived primarily from selling advertising on our websites.

For the year ended December 31, 2006, we had revenues of approximately $1.1 billion comprised of “merchant” revenue, “agency” revenue and “other” revenue.  Merchant revenues are derived from transactions where we are the merchant of record and are responsible for, among other things, collecting receipts from our customers and remitting payments to our suppliers.  Merchant revenues, which represented the substantial majority of our total revenues in 2006, consisted of: (1) transaction revenues representing the selling price of Name Your Own Price® airline tickets, hotel rooms, rental cars and price-disclosed vacation packages services; (2) transaction revenues representing the amount charged to a customer, less the amount charged by suppliers in connection with the hotel rooms provided through our merchant price-disclosed hotel service; (3) customer processing fees charged in connection with the sale of Name Your Own Price® airline tickets, hotel rooms and rental cars and merchant price-disclosed hotels services; and (4) ancillary fees, including GDS reservation booking fees related to certain of the transactions described above.  Agency revenues are generally derived from retail travel related transactions where we are not the merchant of record and where the prices of our services are determined by third parties. Agency revenues consisted primarily of: (1) travel commissions; (2) customer processing fees; and (3) GDS reservation booking fees related to certain of the aforementioned transactions.  Other revenues consisted primarily of revenue from advertising on our websites.

Priceline.com was formed as a Delaware limited liability company in 1997 and was converted into a Delaware corporation in July 1998.  Our common stock is listed on the NASDAQ Global Select Market under the symbol “PCLN.”  Our principal executive offices are located at 800 Connecticut Avenue, Norwalk, Connecticut 06854.

The priceline.com Website

We maintain a website with the address www.priceline.com, among others.  We are not including the information contained on our websites as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.  We make available free of charge through the www.priceline.com website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission.  These reports and other information are also available, free of charge, at www.sec.gov.  Alternatively, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

The priceline.com Business Model

We offer customers the ability to purchase travel services, including airline tickets, hotel rooms, rental car days, vacations packages, destination services and cruises, through both a traditional, price-disclosed “retail” manner, and through our proprietary demand-collection system known as Name Your Own Price®.  These services are made available over the Internet through websites that we own or control, and are provided by major travel suppliers, including more than 200 airline carriers and more than 60,000 hotel properties worldwide.  We believe that the combination of our retail price-disclosed model and our Name Your Own Price® model allows us to provide a broad array of options to value-conscious travelers, while providing us with diverse streams of revenue.

Price-Disclosed Retail Travel Services.  We offer customers the ability to purchase price-disclosed airline tickets, hotel rooms, rental car days, vacations packages, destination services and cruises at retail prices.  In these transactions, the customer typically selects airline flights, hotel reservations, or other travel itineraries from an array of results produced in response to the customer’s request.  These results include the identity of the travel supplier, the exact price of the itinerary, and other details relating to the itineraries.  In some circumstances, the customer pays us the price of the itinerary at the time of reservation, and in other circumstances, the customer pays the travel supplier directly at the time of travel.

We also offer a retail, price-disclosed hotel service in Europe through our European operations, which we have developed through two recent acquisitions.  In September 2004, we acquired Booking.com Limited (formerly known as Active Hotels Ltd.), a Cambridge, England based Internet hotel reservation distributor, and in July 2005, we acquired Amsterdam-based Booking.com B.V. (formerly known as Bookings B.V.), one of continental Europe’s leading Internet hotel reservation services, with offices primarily in Amsterdam, Barcelona, Berlin, Loule, Paris, Rome and Vienna.  All of our European operations, including Booking.com Limited and Booking.com B.V., are majority-owned by us.  We work with over 25,000 chain-owned and independently owned hotels offering hotel reservations on various websites and in multiple languages.  For geographic related information, see Note 21 to our Consolidated Financial Statements.

Our European operations represented approximately 40.6% of our gross bookings in the year ended December 31, 2006, and were a substantial contributor to our consolidated operating income during that period and we expect that throughout 2007 they will represent a growing percentage of our total gross bookings and operating income.

Name Your Own Price®.  We have developed a unique pricing system known as a “demand collection system” that uses the information sharing and communications power of the Internet to create a new way of pricing products and services.  We believe our services have created a balance between the interests of buyers, who are willing to accept trade-offs in order to save money, and sellers, who are prepared to generate incremental revenue by selling their products at below retail prices, provided that they can do so without disrupting their existing distribution channels or retail pricing structures.  Our demand collection system allows consumers to specify the price they are prepared to pay when submitting an offer for a particular leisure travel service within a specified range of substitutability.  We then access databases in which participating suppliers file secure discounted rates not generally available to the public, to determine whether we can fulfill the customer’s offer and decide whether we want to accept the offer at the price designated by the consumer.  For most of these transactions, we have discretion in supplier selection and are the merchant of record in the transaction.  Consumers agree to hold their offers open for a specified period of time (generally, not longer than one minute) to enable us to determine whether we can or want to accept the offer.  Once fulfilled, offers generally cannot be canceled — thereby making such purchases generally non-refundable.

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

The priceline.com Strategy

The online travel category has continued to experience significant worldwide growth as consumer purchasing shifts from traditional off-line channels to interactive online channels.  Priceline.com has been a leader in the deep discount segment of this market and has embarked on a strategy to participate more broadly in online travel growth by expanding its service offerings and markets.

•                  Continue to be One of the Top Online Hotel Reservation Services in Europe.  The size of the travel market outside of the United States is substantially greater than that within the United States.  Historically, Internet adoption rates and e-commerce adoption rates of international consumers have trailed those of the United States.  However, international consumers — particularly European consumers — are rapidly moving to online means for purchasing travel.  Accordingly, recent international online travel growth rates have substantially exceeded and are expected to continue to exceed the growth rates within the United States.  Prior to 2004, substantially all of our revenues were generated within the United States.  In order to take advantage of the growth in online travel outside of the United States, we acquired Internet hotel reservation distributors Booking.com Limited and Booking.com B.V. in September 2004 and July 2005, respectively, giving us presence in the expanding European hotel market with over 25,000 participating hotels across Europe.  Because of the superior growth rates associated with international online travel, we intend to continue to invest resources in increasing the share of our revenues represented by international consumers and capitalize on intra-European travel demand and the growth of travel between the United States and Europe.  Specific initiatives include geographic expansion, integration opportunities in Europe and with the United States and building the Booking.com brand to enhance repeat business.

•                  Expand Service Offerings.  In 2003, we began to execute a plan to broaden our array of service offerings beyond our Name Your Own Price® services.  Specifically, we have expended significant resources to allow us to introduce price-disclosed retail services to our consumers to compliment the Name Your Own Price® service.  We believe that by offering a “one-stop-shopping” solution to our customers, we can simultaneously fulfill the needs of those customers who are prepared to accept the unique restrictions of our Name Your Own Price® service in exchange for receiving significant savings relative to retail prices, as well as those customers who are less price sensitive and require the certainty of knowing the full details of their travel itinerary prior to purchasing.  We believe that our evolution to a “one-stop-shopping” website allows us to more fully participate in the overall growth of the online travel category.

•                  Offer More Ways to Save.  Through the www.priceline.com website, we offer our customers the unique ability to shop and book price-disclosed or Name Your Own Price® travel services in a single, integrated display.  We are continuously improving the integration and display of these two services so that our customers can quickly and easily find the way to save that is best suited for each trip they take, while maximizing user conversion and profitability.  In addition to our Name Your Own Price® service, we offer additional money saving alternatives, such as alternative airports or dates and discounted packaged travel.  We intend to continue to develop new money saving features for many of our services.

•                  Enhance Service Offerings.  We intend to continually enhance our service offerings, particularly our more recently introduced retail offerings, by adding competitive functionality, adding competitive content at competitive pricing, adding and improving the content and merchandising on our website as well as cross-sell opportunities to maximize customer conversion.

•                  Competitive functionality: We continue to expend significant resources to remain competitive in terms of the features and functionality we offer our customers.  For example, since launching our retail air service, we have added the ability to search for flexible dates or alternative airports, book one-way and multi-destination itineraries and easily make modifications to search criteria.  We intend to add additional functionality such as the ability to search child and senior fares and to access real time seat maps.

•                  Competitive pricing: We believe that having a competitive selection of travel options at competitive pricing is critical to our success.  For example, in 2006, we added nearly 1,000 additional destinations and nearly 6,000 additional hotels to our vacation package service.  In addition, we renewed or entered into new agreements with several of our major airline and hotel suppliers in 2006, improving our access to a better selection of travel alternatives and pricing.

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

•                  Cross-sell opportunities: We also cross-sell different travel components to maximize the revenue we generate from each customer.  We have developed and implemented functionality that allows customers to “add-on” travel components to their selection, both during the shopping experience and at time of purchase.  For example, customers can add a rental car reservation to their air or hotel reservation, or a hotel reservation to their air reservation.  Customers can also add destination related services such as shuttles, tours and activities.  Additionally, we cross-sell opaque services on our retail path and retail services on our opaque path.  For example, an unsuccessful opaque air customer may be offered a price-disclosed alternative, while a retail hotel customer may be offered the Name Your Own Price® alternative for greater savings.  We intend to further enhance these cross-sell opportunities across all of our services.

•                  Offer Travel Suppliers Valuable Distribution.  We strive to be the preferred discount distribution channel for airlines, hotels and rental car companies.  Our Name Your Own Price® service protects supplier brand and published pricing and our packages and other merchandising provide access to the brand neutral leisure traveler at attractive distribution costs.

Service Offerings

Name Your Own Price® Hotels.  Through our Name Your Own Price® hotel room reservation service, customers can make reservations at hotel properties in substantially all major cities and metropolitan areas in the United States and Europe.  Most significant national hotel chains as well as several important real estate investment trusts and independent property owners participate in our Name Your Own Price® service.  Hotels participate by filing secure private discounted rates with related inventory control rules in a global distribution system database.  These specific rates generally are not available to the general public or to consolidators and other discount distributors who sell to the public, however, hotel participants may make similar rates available to consolidators or other discount providers under other arrangements.

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

Retail Hotels.  In May 2004, we added a price-disclosed hotel service through the acquisition of Travelweb LLC (“Travelweb”).  In March 2005, we launched a price-disclosed hotel service on www.priceline.com that enables our customers to choose between price-disclosed or Name Your Own Price® hotel rooms.  Our retail hotel service makes available both agency and merchant model hotels.  Under the merchant model, pursuant to merchant arrangements we make directly with individual hotel chains and independent hotel properties, we receive access to participating hotels directly from the hotels at a negotiated rate.  Under the agency model, we receive access to hotel inventory at generally available rates, and are paid a commission upon a customer’s check-out.  As with our retail airline ticket service, hotel reservations booked in a retail manner do not have the restrictions associated with our Name Your Own Price® service.  Customers can select the exact hotel they want to book and the price of the reservation is disclosed prior to purchase.

In addition, as discussed above, the acquisitions of Booking.com Limited in September 2004, and Booking.com B.V. in July 2005, gave us a foothold into the expanding European hotel market, as well as access to European inventory.

Name Your Own Price® Airline Tickets.  There are a total of 12 domestic airlines and 29 international airlines participating in our Name Your Own Price® airline ticket service.

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

When we receive an offer, we determine whether to fulfill the offer based upon, among other things, the available fares, rules and itineraries provided to us by our participating airlines and certain other internal requirements.  A customer is usually notified whether his or her offer has been accepted in near real-time.  If we identify an airline ticket that meets the parameters specified by the customer and that meets our internal requirements, the customer’s offer is accepted and his or her credit card is charged the offer price, plus applicable taxes, surcharges and processing fees, and the ticket is delivered to the customer by the delivery method specified by the customer.  For customers who request it, we guarantee no more than one connection per leg of trip with a maximum of a three-hour stop.  As with our other Name Your Own Price®  travel services, once a customer’s offer for airline tickets is accepted, that offer, in almost all cases, cannot be withdrawn or cancelled and the customer’s purchase will not be refunded.

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

Name Your Own Price® Rental Cars.  Our Name Your Own Price® rental car service operates in a manner similar to our airline ticket and hotel reservation services.  Our rental car services are currently available in substantially all major United States airport markets.  The top five brand name airport rental car companies in the United States are seller participants in our rental car program.  Consumers can access our website and select where and when they want to rent a car, what kind of car they want to rent (e.g., economy, compact, mid-size, SUV, etc.) and the price they want to pay per-day, excluding taxes, fees and surcharges.  When we receive an offer, we determine whether to fulfill the offer based upon the available rates and rules.  If a customer’s offer is accepted, we will immediately reserve the rental car, charge the customer’s credit card and notify the customer of the rental car company and location providing the rental car.

Retail Rental Cars.  In 2004, we launched a price-disclosed rental car service on www.priceline.com that enables our customers to choose between price-disclosed or Name Your Own Price® rental cars.  In 2005, we upgraded our retail rental car service to accommodate one-way and off-airport reservations.  Our price-disclosed rental car service operates under the agency model, under which we earn a commission upon rental car return.  As with our retail airline ticket and hotel reservation services, rental car reservations booked in a retail manner do not have the restrictions associated with our Name Your Own Price® service.  Customers can select the exact car they want to book and the price of the reservation is disclosed prior to purchase.

With respect to each of our airline, hotel and rental car services, we believe the combination of our Name Your Own Price® model and the retail model allows us to provide a broad array of options to value-conscious travelers, while providing us with diverse streams of revenue.

Vacation Packages.  Our vacation package service allows consumers to purchase packages consisting of airfare, hotel and rental car components.  Consumers can select the exact hotel or resort that they want to reserve, and then, in most cases, select either a retail airline ticket or an opaque airline ticket for the air component of their package.  Additionally, consumers can add destination related services such as tours, shuttles, and activities.  Vacation packages are sold at disclosed prices, although consumers cannot determine the exact price of the individual components.

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

Cruises.  We also offer price-disclosed cruise trips through National Leisure Group, Inc. (“NLG”), an agent representing major cruise lines.  Our cruise service allows consumers to search for and compare cruise pricing and availability information from 17 cruise lines, and to purchase cruises online or through a call center by selecting from our published offerings and prices.  We receive commissions from NLG on successful cruise bookings.

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

Financial Services

We offer financial services through Priceline Mortgage Company LLC, d/b/a pricelinemortgage.com, of which we own 49% and hold two of five seats on the board of managers.  Pursuant to an intellectual property license from us, pricelinemortgage.com utilizes the priceline.com Name Your Own Price® business model.  Pricelinemortgage.com is controlled by EverBank, a federally chartered savings association supervised by the Office of Thrift Supervision, and a wholly owned subsidiary of EverBank Financial Corp.  Pricelinemortgage.com has access to the management resources and expertise of EverBank, one of the nation’s largest privately held banking and mortgage firms. EverBank Financial Corp. provides management services to pricelinemortgage.com, including the procurement of personnel and office space and assistance in obtaining regulatory approvals.  Pricelinemortgage.com is operating in all 50 states.  Robert J. Mylod, our Chief Financial Officer, is a director of, and an investor in, EverBank Financial Corp., the parent company of EverBank.  Mr. Mylod’s investment represents less than 1/10 of one percent of EverBank Financial Corp.’s outstanding common stock.

Under the terms of an agreement with EverBank Financial Corp., pricelinemortgage.com allows consumers to access attractive financial services including, but not limited to, mortgages, home equity loans, and banking service.  We record our proportionate share of the results of pricelinemortgage.com as equity in income (loss) of investees and minority interests.

Marketing and Brand Awareness

Priceline.com has established itself as one of the most recognized e-commerce brands through an aggressive marketing and promotion campaign.  During 2006, our total online and offline advertising expenses were approximately $113.8 million and $31.8 million, respectively, a substantial portion of which was spent in Europe.  We intend to continue a marketing strategy to promote brand awareness and the concept that consumers can save money on products and services while also taking advantage of the “one-stop-shop” convenience afforded by our suite of travel service offerings.  We advertise primarily through television, radio and online marketing.  Underlying our marketing strategy is our belief that our target market is all consumers, not just Internet-savvy consumers.  We intend to continue to promote the priceline.com and Booking.com brands aggressively throughout 2007.

As our European operations become more meaningful contributors to our results, we have seen, and expect to continue to see, changes in our advertising expense.  Specifically, because our European operations utilize online affiliate marketing and Internet search engines, principally through the purchase of travel-related keywords, as principal means of generating traffic to their websites, our online advertising expense has increased significantly since our acquisition of those companies, a trend we expect to continue throughout 2007.

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

We currently or potentially compete with a variety of companies with respect to each service we offer. With respect to our travel services, these competitors include:

•                  Internet travel services such as Expedia, Hotels.com and Hotwire, which are owned by Expedia; Travelocity and lastminute.com, which are owned by the Sabre Group; Orbitz.com, Cheaptickets, Gullivers.com, ebookers plc, octopustravel and Flairview, which are currently owned by Travelport, a subsidiary of the Blackstone Group; laterooms and hotelopia owned by First Choice plc, and Superbreak, Venere, hotel.de and Hotel Reservation Service;

•                  travel suppliers such as airlines, hotel companies and rental car companies, many of which have their own branded websites to which they drive business;

•                  large online portal and search companies, such as AOL (including AOL Travel), Yahoo! (including Yahoo! Travel) and Google;

•                  traditional travel agencies;

•                  online travel search sites such as SideStep.com, Mobissimo.com, FareChase.com, Kayak.com (sometimes referred to as “meta-search”) and travel research sites that have search functionality, such as TripAdvisor, Travelzoo and Cheapflights.com; and

•                  operators of travel industry reservation databases such as Galileo, Worldspan, L.P., Amadeus and Sabre.

Many airline, hotel and rental car suppliers, including suppliers with which we conduct business, are focusing on driving online demand to their own websites in lieu of third-party distributors such as us.  Certain suppliers have attempted to charge additional fees to customers who book airline reservations through an online channel other than their own website.  Furthermore, many low cost airlines, which are having increasing success in the marketplace, distribute their inventory exclusively through their own websites.  Suppliers who sell on their own websites typically do not charge a processing fee, and, in some instances, offer advantages such as bonus miles or loyalty points, which could make their offerings more attractive to consumers than models like ours.

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

•                  securing vendors and inventory; and

•                  website and systems development.

Increased competition could result in reduced operating margins, loss of market share and damage to our brand. There can be no assurance that we will be able to compete successfully against current and future competitors. See “Risk Factors — Intense competition could reduce our market share and harm our financial performance.”

Operations and Technology

Our domestic business is supported by a systems platform, which was designed with an emphasis on scalability, performance and reliability.  Our core demand collection and offer processing systems are proprietary to priceline.com.  The software platform and architecture are built on server-side Java, C++, ASP, & Perl, and SQL scripts integrated with Oracle & MYSQL relational database systems.  This internal platform was designed to include open application protocol interfaces that can provide connectivity to vendors in the industries in which we operate.  These include large global inventory systems, such as airline and hotel room reservation systems and financial service providers, as well as individual inventory suppliers, such as individual hotels.  Our Internet servers utilize digital certificates to help us conduct secure communications and transactions, as appropriate.

We out-source most of our domestic call center and customer service functions, and use a real-time interactive voice response system with transfer capabilities to our call centers and customer service centers.

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

The systems infrastructure and web and database servers of our European operations are hosted at IX EUROPE, in London, England, and TrueServer BV and Redbus Interhouse Netherlands, in the Netherlands.  See “Risk Factors — Our business is dependent upon third party systems and service providers.”

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

There has been discussion in the press regarding the examination and issuance of so-called “business method” patents. As a result, the United States Patent and Trademark Office has indicated that it intends to intensify the review process applicable to such patent applications. The new procedures are not expected to have a direct effect on patents already granted. We cannot anticipate what effect, if any, the new review process will have on our pending patent applications. See, “Risk Factors — We are party to legal proceedings, which, if adversely decided, could materially adversely affect us.”

We hold the exclusive rights to the trade names and service marks PRICELINE® and PRICELINE.COM® in the U.S. as well as in many foreign countries.  We own U.S. Service Mark Registrations Nos. 2,481,750; 2,272,659; 2,594,582 for PRICELINE, and 2,481,752; 2,594,592;

2,594,592; and 2,481,112 for PRICELINE.COM, including all attendant goodwill.  We also own U.S. Service Mark Registrations Nos. 2,647,673 and 2,644,739 for NAME YOUR OWN PRICE®; U.S. Service Mark Registration No. 2,481,751 for PRICELINEMORTGAGE®, and others.  In addition, through our European subsidiary Bookings Europe BV, we hold the registered service mark BOOKINGS in the Netherlands (Benelux no. 762054) and in France (French registration no. 43276223, as well as French registration no. 43276225 for BOOKING; two European Community (“EC”) service mark registrations for BOOKINGS (Regs. Nos. 3413846 and 3413952,) and one for ACTIVE HOTELS (ED Reg. No. 3859618).

We aggressively monitor, protect and enforce our copyrights, service marks, trademarks, trade dress, domain names and trade secrets on an ongoing basis through a combination of laws and contractual restrictions, such as confidentiality agreements.  For example, we endeavor to register our trademarks and service marks in the United States and internationally, currently holding over four hundred service mark registrations worldwide.  However, effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are or may be made available online, regardless of our continuous efforts to police and register our marks.  See, “Risk Factors —- Our success depends on our ability to protect our intellectual property.”

We currently own numerous Internet domains in the United States and abroad.  Domain names are generally regulated by Internet regulatory bodies such as the World Intellectual Property Organization.  The relationship between trademark and unfair competition laws and domain name registration is evolving.  The Anticybersquatting Consumer Protection Act in the U.S. and the Uniform Domain Name Dispute Resolution Policy of the Internet Corporation for Assigned Names and Numbers have both significantly enhanced the ability to deter the infringing incorporation of trademarks into domain names by third parties and to assert our registrations against them.  We actively pursue significant infringers as appropriate, including cybersquatters and typosquatters who misappropriate our service marks and misspellings thereof as domain names, in order to maintain our famous marks and prevent the dilution of their distinctiveness.  See, “Risk Factors — Our success depends on our ability to protect our intellectual property.”

Governmental Regulation

The services we provide are subject to various federal, state and local regulations. For example, our travel service is subject to laws governing the offer and/or sale of travel services as well as laws requiring us to register as a “seller of travel.”  In addition, our services may be subject to various state and local taxing regulations.  See “Risk Factors — Uncertainty regarding state and local taxes”.

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

We are subject to federal, state and international laws that require protection of user privacy and user data.  In our processing of travel transactions, we receive and store a large volume of personally identifiable data, both in the United States and Europe.  This data is increasingly subject to legislation and regulations in numerous jurisdictions around the world, including the Commission of the European Union through its Data Protection Directive and variations of that directive in the member states of the European Union.  Such government action is typically intended to protect the privacy of personal data that is collected, processed and transmitted in or from the governing jurisdiction.

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

We are also subject to regulations applicable to businesses conducting online commerce.  Presently, there are relatively few laws specifically directed toward online services. However, due to the increasing popularity and use of the Internet and online services, it is possible that laws and regulations will be adopted with respect to the Internet or online services. These laws and regulations could cover issues such as online contracts, user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is developing, but any such new legislation could have significant implications on how we conduct online business. In addition, some states may require us to qualify in that state to do business as a foreign corporation because our service is available in that state over the Internet. Although we are qualified to do business in a number of states, failure to meet the qualifications of certain states, or a determination that we are required to qualify in additional states, could subject us to taxes and penalties.  See “Risk Factors — Regulatory and legal uncertainties could harm our business,” and “Uncertainty regarding state and local taxes.”

Our European operations are subject to various foreign regulations and governing bodies that might limit their products and services. They may be affected by unexpected changes in regulatory requirements and various tariffs and trade barriers in connection with online commerce. Any failure by our European operations to comply may have an adverse effect on our business.

Seasonality

Prior to introducing a retail travel option to our customers, substantially all of our business was conducted under the Name Your Own Price® system and accordingly, because those services are non-refundable in nature, we recognize travel revenue at the time a booking was generated.  However, we recognize revenue generated from our retail hotel services, including our European operations, at the time that the customer checks out of the hotel.  As a result, a meaningful amount of retail hotel bookings generated earlier in the year, as customers plan and reserve their spring and summer vacations, will not be recognized until future quarters. From a cost perspective, however, we expense the substantial majority of our advertising activities as they are incurred, which is typically in the quarter in which bookings are generated.  Therefore, as our retail hotel business continues to grow, we expect our quarterly results to become increasingly impacted by these seasonal factors.

Employees

As of February 15, 2007, we employed approximately 696 full-time employees, of which 274 are based at our Norwalk, Connecticut headquarters. We also retain independent contractors to support our customer service and system support functions.

We have never had a work stoppage and our employees are not represented by any collective bargaining unit. We consider our relations with our employees to be good. Our future success will depend, in part, on our ability to continue to attract, integrate, retain and motivate highly qualified technical and managerial personnel, for whom competition is intense.

Item 1A.         Risk Factors

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

Our European operations distribute hotel rooms primarily through a retail model, whereby the customer secures a reservation by providing credit card details, but we are not compensated by the hotel property until such customer checks out of the hotel property.  This requires our European operations to pursue collection of commissions relating to hotel room reservations from the hotel properties after the customer has completed his or her stay.  We do not have extensive experience in collecting commissions from hotel properties and failure to sustain an adequate collection rate could negatively impact the business of our European operations.

Throughout 2006, our European operations grew their gross bookings in excess of 100% on an annualized basis.  This growth rate has contributed significantly to our growth in revenue, gross profit and earnings per share.  We expect our European operations to experience a significant decline in their growth rate in future years because of the sheer size of their business (i.e., annualized growth rates are expected to decline as performance is compared to stronger full-year 2006 results) and the competitiveness of the market.  The expected decline in our European operations’ growth rate could have a resulting negative impact on our future revenue and earnings per share growth rates.

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

During the year ended December 31, 2006, sales of airline tickets from our five largest and two largest airline suppliers accounted for approximately 82.0% and 43.6% of total airline tickets sold, respectively.  As a result, we are currently substantially dependent upon the continued participation of these airlines in priceline.com in order to maintain and continue to grow our total gross profit.

Our arrangements with the airlines that participate in our system — either Name Your Own Price® or price-disclosed service — generally do not require the airlines to provide any specific quantity of airline tickets or to make tickets available for any particular route or at any particular price.  During the course of our business, we are in continuous dialogue with our major airline suppliers about the nature and extent of their participation in our system. The significant reduction on the part of any of our major suppliers of their participation in our system for a sustained period of time or their complete withdrawal could have a material adverse effect on our business, results of operations and financial condition.  Moreover, the airline industry has experienced a shift in market share from full-service carriers to low-cost carriers that focus primarily on discount fares to leisure destinations and we expect this trend to continue.  Some low-cost carriers, such as Southwest and JetBlue, have not historically distributed their tickets through us or other third-party intermediaries.  In addition, certain airlines have significantly limited or eliminated sales of airline tickets through opaque channels, preferring to consistently show the lowest available price on their own website.  In addition, effective January 1, 2007, Continental Airlines ceased participation in our airline ticket service. If one or more participating airlines were to further limit or eliminate discounting through opaque channels, it could have a material adverse effect on our business, results of operations and financial condition.

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

If one of our major airline suppliers merges or consolidates with, or is acquired by, another company that either does not participate in the priceline.com system or that participates on substantially lower levels, the surviving company may elect not to participate in our system or to participate at lower levels than the previous supplier.  For example, in September 2005, US Airways and America West merged.  US Airways was a meaningful participant in our Name Your Own Price® system, but America West participated on a very limited basis.  The resulting entity participates in our Name Your Own Price® system, but at much lower levels than US Airways’ historical participation.  The loss of any major airline participant in our Name Your Own Price® system could result in other major airlines electing to terminate their participation in the Name Your Own Price® system, which would further negatively impact our business, results of operations and financial condition.  In addition, fewer independent suppliers reduces opacity and competition among suppliers.  In such event, if we are unable to divert sales to other suppliers, our business, results of operations and financial condition may be adversely affected.

In addition, given the concentration of the airline industry, particularly in the domestic market, our competitors could exert pressure on other airlines not to supply us with tickets. Moreover, the airlines may attempt to establish their own buyer driven commerce service or participate or invest in other similar services.

We are dependent on certain hotels.

Our financial prospects are significantly dependent upon the facilitation of hotel room night reservations.  During the year ended December 31, 2006, Name Your Own Price® hotel room nights from our five largest hotel suppliers accounted for approximately 34.2% of total Name Your Own Price® hotel room nights sold.  As a result, we are currently substantially dependent upon the continued participation of these hotels in priceline.com’s hotel service in order to maintain and continue to grow our total gross profit.

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

As a general matter, during the course of our business, we are in continuous dialogue with our major hotel suppliers about the nature and extent of their participation in our system.  Improving economic conditions are creating increased demand for hotel rooms and some hotels may reduce the amount of inventory they sell through our service or increase the negotiated rates at which they are willing to provide inventory.  If hotel occupancy rates improve to the point that our hotel suppliers no longer place the same value on our distribution systems, such suppliers may reduce the amount of inventory they make available through priceline.com and/or our European operations.  The significant reduction on the part of any of our major suppliers of their participation in our system for a sustained period of time or their complete withdrawal could have a material adverse effect on our business, results of operations and financial condition.  Similarly, while not dependent on certain hotel chains, the growth rates of our European operations are dependent upon increasing levels of well-priced, demand-based supply from their portfolio of hotel partners.

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

We currently or potentially compete with a variety of companies with respect to each service we offer. With respect to our travel services, these competitors include:

•                  Internet travel services such as Expedia, Hotels.com and Hotwire, which are owned by Expedia; Travelocity and lastminute.com, which are owned by the Sabre Group; Orbitz.com, Cheaptickets, Gullivers.com, ebookers plc, octopustravel and Flairview, which are currently owned by Travelport, a subsidiary of the Blackstone Group, laterooms and hotelopia owned by First Choice plc, and Superbreak, Venere, hotel.de and Hotel Reservation Service;

•                  travel suppliers such as airlines, hotel companies and rental car companies, many of which have their own branded websites to which they drive business;

•                  large online portal and search companies, such as AOL (including AOL Travel), Yahoo! (including Yahoo! Travel) and Google;

•                  traditional travel agencies;

•                  online travel search sites such as SideStep.com, Mobissimo.com, FareChase.com, Kayak.com (sometimes referred to as “meta-search”) and travel research sites that have search functionality, such as TripAdvisor, Travelzoo and Cheapflights.com; and

•                  operators of travel industry reservation databases such as Galileo, Worldspan, L.P., Amadeus and Sabre.

Many airline, hotel and rental car suppliers, including suppliers with which we conduct business, are focusing on driving online demand to their own websites in lieu of third-party distributors such as us.  Certain suppliers have attempted to charge additional fees to customers who book airline reservations through an online channel other than their own website.  Furthermore, many low cost airlines, which are having increasing success in the marketplace, distribute their inventory exclusively through their own websites.  Suppliers who sell on their own websites typically do not charge a processing fee, and, in some instances, offer advantages such as bonus miles or loyalty points, which could make their offerings more attractive to consumers than models like ours.

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

Our convertible senior notes are convertible into shares of our common stock if certain specified conditions are met.  Upon conversion, the holder will receive cash for the principal amount of the note and cash or shares of our common stock or a combination of cash and shares of our common stock for the conversion value in excess of such principal amount.   If our stock trades above the conversion prices of the outstanding convertible notes, our diluted share count will increase by the net number of shares that would become issuable to the holders of our outstanding convertible notes and, as a consequence, have a dilutive impact on net income per share.  As an example, at stock prices of $40 per share, $60 per share and $100 per share, our diluted share count would include approximately 0.1 million, 4.8 million and 8.6 million equivalent shares, respectively, related to the conversion premium on our convertible debt (excluding the offsetting impact of the Conversion Spread Hedges).  We issued Conversion Spread Hedges that increase the effective conversion price of the 2011 Notes and the 2013 Notes from $40.38 to $50.47 per share, and reduce the dilution upon conversion of the 2011 Notes and the 2013 Notes.  Since the impact of the Conversion Spread Hedges is anti-dilutive it is excluded from the calculation of net income per share under GAAP until they are exercised upon maturity.

Our business could be negatively affected by changes in search engine algorithms and dynamics.

We utilize Internet search engines, principally through the purchase of travel-related keywords, to generate traffic to our websites.  Our European operations, in particular, rely to a significant extent upon third-party distribution partners that derive substantial business from search engines.  Search engines frequently update and change the logic which determines the placement and display of results of a user’s search, such that the placement of links to our sites, and particularly those of our European operations and their affiliates, can be negatively affected.  In a similar way, a significant amount of our European business is directed to our own websites through participation in pay-per-click advertising campaigns on Internet search engines whose pricing and operating dynamics can experience rapid change commercially, technically and competitively.  If a major search engine changes its algorithms in a manner that further negatively affects the search engine ranking of our brands or our third-party distribution partners or changes its pricing, operating or competitive dynamics in a negative manner, our business, results of operations and financial condition would be adversely affected.

We are exposed to fluctuations in currency exchange rates.

As a result of our acquisitions of our European operations, we are conducting a significant and growing portion of our business outside the United States and are reporting our results in U.S. dollars.  As a result, we face exposure to adverse movements in currency exchange rates.  The results of operations of our European operations are exposed to foreign exchange rate fluctuations as the financial results of our European operations are translated from local currency into U.S. dollars upon consolidation.  If the U.S. dollar weakens against the local currency, the translation of these foreign-currency-denominated balances will result in increased net assets, net revenues, operating expenses, and net income or loss.  Similarly, our net assets, net revenues, operating expenses, and net income or loss will decrease if the U.S. dollar strengthens against local currency. Additionally, transactions denominated in currencies other than the functional currency may result in gains and losses that may adversely impact our results of operations.

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

We recently began utilizing the services of both G2 Switchworks and Sabre Inc. to search for and book some of the airline tickets we make available to consumers.  We believe that this arrangement provides us with the opportunity to access favorable GDS economics with respect to a certain portion of our airline ticket business.  As discussed above, G2 Switchworks is a new entrant to the GDS marketplace and receives its search technology from ITA Software, a third party.  If our access to G2 Switchworks search services becomes limited or unavailable due to technical problems on the part of G2 Switchworks, issues between G2 Switchworks and ITA, or any other reason beyond our control, we would not be able to utilize our most efficient channel for those airline ticket bookings, and our business, results of operations and financial condition could suffer.

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

As part of our business strategy, in September 2004, we acquired Booking.com Limited (formerly known as Active Hotels Ltd.) and, in July 2005, Booking.com B.V. (formerly known as Bookings.com B.V.).  We may enter into additional business combinations and acquisitions in the future.  Acquisitions may result in dilutive issuances of equity securities, use of our cash resources, incurrence of debt and amortization of expenses related to intangible assets acquired.  In addition, the process of integrating an acquired company, business or technology may create unforeseen operating difficulties and expenditures.  The acquisitions of Booking.com B.V. and Booking.com Limited were accompanied by a number of risks, including, without limitation:

•                  the need to implement or remediate controls, procedures and policies appropriate for a larger public company at companies that prior to the acquisitions may have lacked such controls, procedures and policies;

•                  the difficulty of assimilating the operations and personnel of Booking.com Limited and Booking.com B.V., which are principally located in Cambridge, England, and Amsterdam, The Netherlands, respectively, with and into our operations, which are headquartered in Norwalk, Connecticut;

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

•                  the impairment of relationships with customers of Booking.com B.V. and Booking.com Limited or our own customers as a result of any integration of operations;

•                  the impairment of relationships with employees of Booking.com B.V. and Booking.com Limited or our own business as a result of any integration of new management personnel;

•                  the potential unknown liabilities associated with Booking.com B.V. and Booking.com Limited.

We may experience similar risks in connection with any future acquisitions. We may not be successful in addressing these risks or any other problems encountered in connection with the acquisitions of Booking.com B.V. and Booking.com Limited or that we could encounter in future acquisitions, which would harm our business or cause us to fail to realize the anticipated benefits of our acquisitions.  As of December 31, 2006, we had approximately $334 million assigned primarily to the intangible assets and goodwill of Booking.com B.V. and Booking.com Limited, and therefore, the occurrence of any of the aforementioned risks could result in a material adverse impact, including a material impairment of these assets, which could cause us to have to write-down goodwill.  Any such write-down of goodwill could adversely impact our operating results, which would cause our stock price to decline significantly.

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

External or internal security breaches could harm our business.

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

We incur substantial expense to protect against and remedy security breaches and their consequences. However, we cannot guarantee that our security measures will prevent security breaches. A party (whether internal, external, an affiliate or unrelated third party) that is able to circumvent our security systems could steal customer information or transaction data, proprietary information or cause significant interruptions in our operations. For instance, several major websites have experienced significant interruptions as a result of improper direction of excess traffic to those sites, and computer viruses have substantially disrupted e-mail and other functionality in a number of countries, including the United States. Security breaches also could damage our reputation and expose us to a risk of loss or litigation and possible liability. Security breaches could also cause customers and potential customers to lose confidence in our security, which would have a negative effect on the value of our brand.  Our insurance policies carry low coverage limits, which may not be adequate to reimburse us for losses caused by security breaches.

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

We rely on the value of the priceline.com and Booking.com brands, and the costs of maintaining and enhancing our brand awareness are increasing.

We believe that maintaining and expanding the priceline.com brand, and other owned brands, including Lowestfare.com, Rentalcars.com, Breezenet.com, MyTravelGuide.com, Travelweb, Booking.com B.V. and Booking.com Limited, are important aspects of our efforts to attract and expand our user and advertiser base.  As our larger competitors spend increasingly more on advertising, we are required to spend more in order to maintain our brand recognition.  Promotion of the priceline.com brand will depend largely on our success in satisfying our customers. In addition, we have spent considerable money and resources to date on the establishment and maintenance of the priceline.com brands, and we will continue to spend money on, and devote resources to advertising, marketing and other brand building efforts to preserve and enhance consumer awareness of the priceline.com brands. We may not be able to successfully maintain or enhance consumer awareness of the priceline.com brands, and, even if we are successful in our branding efforts, such efforts may not be cost-effective. If we are unable to maintain or enhance customer awareness of the priceline.com brands in a cost-effective manner, our business, results of operations and financial condition would be adversely affected.

We may be unable to generate sufficient cash to repay or repurchase our $570 million Convertible Senior Notes.

As of December 31, 2006, we have $570 million of Convertible Senior Notes outstanding comprised of 2006 1% Notes with an aggregate principal amount of $125 million, 2006 2.25% Notes with an aggregate principal amount of $100 million, 2011 Notes with an aggregate principal amount of $172.5 million and 2013 Notes with an aggregate principal amount of $172.5 million (collectively, the “Notes”).  The holders of the 2006 1% Notes may require us to repurchase the notes on August 1, 2008, the holders of the 2006 2.25% Notes may require us to repurchase the notes on January 15, 2010, 2015 or 2020, and the holders of the 2011 Notes and the 2013 Notes may require us to repurchase the notes upon certain designated events.  The Notes also become convertible if certain specified conditions are met, including if our stock price exceeds contingent conversion levels for a specified period.  Subsequent to December 31, 2006, the closing price of our common stock has exceeded the contingent conversion prices for our notes.   If the closing price exceeds the contingent conversion prices for 20 days in the specified conversion periods some or all of the convertible notes would become convertible at the holder’s option requiring us to classify the related outstanding debt balance as a current liability in our consolidated balance sheet.  We believe it is highly unlikely that a significant portion of the Notes would be converted prior to maturity because the market value of the Notes exceeds the value that holders of the Notes would receive upon conversion.  However, if holders elect to convert, we would be required to settle the principal amount of the Notes in cash and the conversion premium in cash or shares of common stock.  We would likely fund the repayment with existing cash and cash equivalents, short-term investments, common stock issuances and/or additional borrowings. It is possible that we may not have sufficient funds or may be unable to arrange for additional financing which would cause us to be in default under our indentures and our business, results of operations and financial condition would be adversely affected.

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

We rely on certain third party computer systems and third party service providers, including the computerized central reservation systems of the airline, hotel and rental car industries to satisfy demand for airline tickets, hotel room and rental car reservations. In particular, our travel business is substantially dependent upon the computerized reservation systems of operators of global distribution systems for the travel industry. Any interruption in these third party services systems or deterioration in their performance could prevent us from booking airline, hotel and rental car reservations and have a material adverse effect on our business. Our agreements with some third party service providers are terminable upon short notice and often do not provide recourse for service interruptions. In the event our arrangement with any of such third parties is terminated, we may not be able to find an alternative source of systems support on a timely basis or on commercially reasonable terms and, as a result, it could have a material adverse effect on our business, results of operations and financial condition.

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

We recently integrated our entire European hotel offerings into a single back-office extranet system operated by Booking.com B.V., in order to allow customers of both Booking.com B.V. and Booking.com Limited to access hotels which may have previously been available only through either Booking.com B.V. or Booking.com Limited.  Because all of our European operations’ hotel offerings are therefore on one platform, in the event that the extranet operated by Booking.com B.V. experiences a system failure, our European operations could be unable to generate hotel bookings, which would have a material adverse effect on our business, results of operations and financial condition.  In addition, in the second quarter of 2006, we started to implement a new financial accounting system at Booking.com B.V., which is expected to improve efficiency and support growth.  The financial accounting system is new to us, however, and could present unforeseen technical or other issues, including without limitation, systems failures, any of which would place further demands on our European technology and business resources and could adversely impact our European operations.

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

We are a party to the legal proceedings described in Item 3 and Note 19 to our Consolidated Financial Statements.  The defense of the actions described in Item 3 and Note 19 may increase our expenses and an adverse outcome in any of such actions could have a material adverse effect on our business, results of operations and financial condition.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our executive, administrative, operating offices and network operations center are located in approximately 92,000 square feet of leased office space located in Norwalk, Connecticut.  Booking.com Limited leases approximately 11,000 square feet of office space primarily in Cambridge, England.  Booking.com B.V. leases approximately 53,000 square feet of office space primarily in Amsterdam, Netherlands.  We do not own any real estate as of February 15, 2007.

We believe that our existing facilities are adequate to meet our current requirements, and that suitable additional or substitute space will be available as needed to accommodate any further expansion of corporate operations.

Item 3.  Legal Proceedings

Litigation Related to Hotel Occupancy and Other Taxes

Statewide Putative Class Actions

A number of cities and counties have filed putative class actions on behalf of themselves and other allegedly similarly situated cities and counties within the same respective state against the Company and other defendants, including, but not in all cases, Lowestfare.com Incorporated and Travelweb LLC, both of which are subsidiaries of the Company, and Hotels.com, L.P.; Hotels.com GP, LLC; Hotwire, Inc.; Cheaptickets, Inc.; Travelport, Inc. (f/k/a Cendant Travel Distribution Services Group, Inc.); Expedia, Inc.; Internetwork Publishing Corp. (d/b/a Lodging.com); Maupintour Holding LLC; Orbitz, Inc.; Orbitz, LLC; Site59.com, LLC; Travelocity.com, Inc.; Travelocity.com LP; and Travelnow.com, Inc.  Each complaint alleges, among other things, that the defendants violated each jurisdiction’s respective hotel occupancy tax ordinance with respect to the charges and remittance of amounts to cover taxes under each ordinance.  Each complaint typically seeks compensatory damages, disgorgement, penalties available by law, attorneys’ fees and other relief.  Such actions include:

City of Los Angeles v. Hotels.com, Inc., et al.:  On December 30, 2004, a putative class action complaint was filed in the Superior Court for the County of Los Angeles by the City of Los Angeles on behalf of itself and an alleged class of California cities, counties and other municipalities that have enacted occupancy taxes.  In addition to the tax claims, the complaint also asserts unfair competition claims under California Business and Professions Code § 17200, et seq. (“Section 17200”).  On May 19, 2005, the court ordered limited discovery.  On August 31, 2005, the City of Los Angeles filed an amended complaint adding a claim for a declaratory judgment.  On September 26, 2005, the court sustained the defendants’ demurrers on grounds of improper joinder of defendants and claims, and therefore, dismissed the amended complaint, with leave to file a second amended complaint.  On February 8, 2006, the City of Los Angeles filed a second amended complaint that asserts the same claims but includes additional allegations of fact.  On March 27, 2006, at the direction of the court, the defendants filed renewed demurrers to the second amended complaint on grounds of improper joinder of defendants and claims.  Those demurrers have been fully briefed.  On March 31, 2006, the defendants filed a petition to coordinate this matter with the City of San Diego case (discussed below).  On July 12, 2006, that petition was granted, and, as a result, this case and the City of San Diego case will now proceed in the Superior Court of Los Angeles.  The City of Los Angeles informed the court that it will submit on February 21, 2007 a proposed further amended complaint. On March 1, 2007, the court is scheduled to conduct oral argument on Defendants’ demurrers on grounds of improper joinder of defendants and claims, and, if necessary, it will hear the parties’ positions on whether and how to proceed with the City of Los Angeles’ proposed third amended complaint.

City of Fairview Heights v. Orbitz, Inc., et al.:  On October 5, 2005, a putative class action complaint was filed in the Circuit Court, Twentieth Judicial Circuit, St. Clair County, Illinois, by the City of Fairview Heights on behalf of itself and a putative class of Illinois taxing authorities that are allegedly authorized to impose a tax on the business of renting hotel rooms.  In addition to the tax claims, the complaint also asserts claims for violation of the Illinois Consumer Fraud and Deceptive Practices Act, 815 ILCS 505/1, similar laws in other states, conversion and unjust enrichment.  On November 28, 2005, the Company and certain other defendants removed this action to the United States District Court for the Southern District of Illinois.  On January 17, 2006, the defendants moved to dismiss the complaint.  On February 10, 2006, the City of Fairview Heights moved to remand this action to state court.  On July 12, 2006, the court granted defendants’ motion to dismiss all claims other than the tax claim, denied defendants’ motion to dismiss the tax claim, and denied plaintiff’s motion to remand.  The parties are currently conducting discovery.

City of Findlay v. Hotels.com, L.P., et al.:  On October 25, 2005, a putative class action complaint was filed in the Common Pleas Court of Hancock County, Ohio by the City of Findlay on behalf of itself and a putative class of Ohio cities, counties and townships that have enacted occupancy or excise taxes on lodging.  In addition to the tax claims, the complaint also asserts claims for violation of the Ohio Consumer Sales Practices Act, Ohio Revised Code Chapter 1345, et seq., conversion, a constructive trust and a declaratory judgment.  On November 22, 2005, the Company and certain other defendants removed this action to the United States District Court for the Northern District of Ohio.  On January 30, 2006, the defendants moved to dismiss the complaint.  On July 26, 2006, the court granted defendants’ motion to dismiss the Consumer Sales Practices Act claims and denied defendants’ motion to dismiss the remaining claims.  The parties are currently conducting merits discovery.

City of Rome, Georgia, et al., v. Hotels.com, L.P., et al.:  On November 18, 2005, a putative class action complaint was filed in the United States District Court for the Northern District of Georgia by the City of Rome, Hart County and the City of Cartersville on behalf of themselves and a putative class of Georgia cities, counties and governments which have enacted transient occupancy taxes and/or excise taxes on lodging.  In addition to the tax claims, the complaint also asserts claims for violation of Georgia’s Uniform Deceptive and Unfair Trade Practices Act, conversion, unjust enrichment, a constructive trust and a declaratory judgment.  On February 6, 2006, the Company and certain other defendants moved to dismiss the complaint.  On May 8, 2006, the court granted defendants’ motion to dismiss all claims relating to the Georgia sales and use tax and denied defendants’ motion to dismiss the excise tax claims.  The plaintiffs filed an amended complaint on June 7, 2006 naming additional plaintiffs.  The parties are currently conducting discovery regarding class certification issues.  On February 9, 2007, the defendants moved for summary judgment on the plaintiffs’ claims for plaintiffs’ failure to exhaust the administrative procedures required by Georgia law and plaintiffs’ respective ordinances.  That motion is being briefed.

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

City of San Antonio, Texas v. Hotels.com, L.P., et al.:  On May 8, 2006, a putative class action complaint was filed in the United States District Court for the Western District of Texas, San Antonio Division, by the City of San Antonio on behalf of itself and putative classes of Texas municipalities.  In addition to the tax claims, the complaint also asserts claim for conversion and a declaratory judgment.  On June 30, 2006, the Company and other defendants moved to dismiss the complaint.  On August 28, 2006, the plaintiff moved for class certification.  Following briefing of the motion to dismiss and motion for class certification, on October 30, 2006, the plaintiff filed a first amended complaint that limited the putative classes of Texas municipalities to 175 specifically enumerated municipalities that plaintiff alleges to have hotel occupancy tax ordinances similar to that of the plaintiff.  On November 2, 2006, the court heard argument on the motion to dismiss and the parties are awaiting a decision.  The court delayed consideration of the motion for class certification pending briefing on the class definition of the first amended complaint.  The parties are currently conducting discovery.

City of Gallup, New Mexico v. Hotels.com, L.P., et al.:  On May 17, 2006, a putative class action was filed in the Eleventh Judicial District Court, County of McKinley, New Mexico, by the City of Gallup on behalf of itself and a putative class of New Mexico municipalities which have enacted lodgers’ taxes.  In addition to the tax claims, the complaint also asserts claims for conversion and a declaratory judgment.  On June 23, 2006, the defendants removed the action to the United States District Court for the District of New Mexico.  On July 31, 2006, the Company and other defendants moved to dismiss the complaint.  On September 29, 2006, the Company and other defendants moved to stay discovery pending a decision on that motion, and on November 2, 2006, the court granted that motion in part and stayed all discovery unrelated to class certification.  On January 30, 2007, the court granted in part and denied in part the defendants’ motion to dismiss; the court dismissed plaintiff’s conversion and declaratory judgment claims, but denied the defendants’ motion to dismiss the tax claims.  The parties are currently conducting discovery.

Lake County Convention and Visitors Bureau, Inc. and Marshall County v. Hotels.com, L.P., et al.:  On June 12, 2006, a putative class action was filed in the United States District Court for the Northern District of Indiana, Hammond Division, by the Lake County Convention and Visitors Bureau and Marshall County on behalf of themselves and a putative class of Indiana counties, convention and visitors bureaus and any other local governments which have enacted or benefit from taxes on innkeepers.  In addition to the tax claims, the complaint also asserts claims for conversion, unjust enrichment, and breach of fiduciary duties.  On November 3, 2006, the Company and other defendants moved to dismiss the complaint.  That motion has been briefed and is awaiting decision.

City of Orange, Texas v. Hotels.com, L.P., et al.:  On July 18, 2006, a putative class action was filed in the United States District Court for the Eastern District of Texas, Beaumont Division, by the City of Orange on behalf of itself and a putative class of Texas municipalities containing hotels in which rooms were marketed, distributed, sold or resold by defendants.  In addition to the tax claims, the complaint also asserts claims for conversion, civil conspiracy, and a declaratory judgment.  On September 12, 2006, the Company and other defendants moved to dismiss the complaint.  That motion has been briefed and is awaiting decision.

Leon County and Doris Maloy, Leon County Tax Collector v. Hotels.com, L.P., et al.:  On July 27, 2006, a putative class action was filed in the United States District Court for the Southern District of Florida by Leon County and its tax collector on behalf of themselves and a putative class of Florida counties that collect tourist development taxes.  On September 25, 2006, the Company and other defendants moved to dismiss the complaint on the merits.  On December 6, 2006, the court denied Defendants’ motion to dismiss, but struck from the complaint plaintiffs’ request for attorneys’ fees.  On December 11, 2006, the defendants filed a motion to dismiss the complaint for lack of jurisdiction in federal court.  After limited discovery on the issue of jurisdiction, on February 21, 2007, the parties jointly stipulated to dismissal of the action without prejudice.

City of Jacksonville v. Hotels.com, L.P., et al.:  In July 2006, a putative class action was filed in the Circuit Court, Fourth Judicial Circuit, in and for Duval County, Florida, by the City of Jacksonville on behalf of itself and a putative class of Florida counties that collect tourist development taxes and/or convention development taxes and that have elected self administration of such taxes.  In addition to the tax claims, the complaint also asserts claims for conversion, unjust enrichment, a constructive trust, and a declaratory judgment.  On September 22, 2006, the Company and other defendants moved to stay this action in favor of the Leon County case (discussed above), and that motion is pending.

City of Columbus, et al. v. Hotels.com, L.P., et al.:  On August 8, 2006, a putative class action complaint was filed in the United States District Court for the Southern District of Ohio by the Cities of Columbus and Dayton on behalf of themselves and a putative class of Ohio cities, counties and townships that have enacted occupancy or excise taxes on lodging.  In addition to the tax claims, the complaint also asserts claims for unjust enrichment, money had and received, conversion, a constructive trust and a declaratory judgment.  On September 25, 2006, the Company and other defendants moved to dismiss the complaint.  The motion to dismiss is pending.  On September 27, 2006, the Company and other defendants moved to transfer the case to the United States District Court for the Northern District of Ohio, where the City of Findlay case (discussed above) is pending.  On January 8, 2007, the Magistrate Judge issued a report and recommendation that the case be transferred to the Northern District of Ohio.  Plaintiffs have filed objections to the Magistrate Judge’s Report and Recommendations, and the parties are currently briefing those objections.  The plaintiffs have also filed a motion for leave to amend the complaint to strike all class action allegations from the complaint.  That motion is being briefed.

Louisville/Jefferson County Metro Government v. Hotels.com, L.P., et al.:  On September 21, 2006, a putative class action was filed in the United States District Court for the Western District of Kentucky by the Louisville/Jefferson County Metro Government on behalf of itself and a putative class of Kentucky cities, counties and townships that have enacted transient room taxes.  In addition to the tax claims, the complaint also asserts claims for conversion, money had and received, unjust enrichment, a constructive trust, and a declaratory judgment.  On December 15, 2006, the plaintiff moved to amend the complaint to make certain changes to the identity of the defendants. That motion was granted, and, on January 8, 2007, plaintiff filed its amended complaint.  On December 22, 2006, the defendants moved to dismiss the original complaint, and, on January 17, 2007, renewed their motion to dismiss with respect to the amended complaint.  Defendants’ motion to dismiss the amended complaint is being briefed.

County of Nassau, New York v. Hotels.com, LP, et al.:  On October 24, 2006, a putative class action was filed in the United States District Court for the Eastern District of New York by Nassau County on behalf of itself and a putative class of New York cities, counties and other local governmental entities that have imposed hotel taxes since March 1, 1995.  In addition to the tax claims, the complaint also asserts claims for conversion, unjust enrichment and a constructive trust.  On January 31, 2007, the defendants moved to dismiss the complaint.  That motion is being briefed.

The Company intends to defend vigorously against the claims in all of the aforementioned proceedings.  The Company is unable at this time to predict the outcome of these proceedings or reasonably estimate a range of possible loss, if any.

Actions Filed on Behalf of Individual Cities

Several cities, counties, municipalities and other political subdivisions across the country have filed actions relating to the collection of hotel occupancy taxes against the Company and other defendants, including, but not in all cases, Lowestfare.com Incorporated and Travelweb LLC, both of which are subsidiaries of the Company, and Hotels.com, L.P.; Hotels.com GP, LLC; Hotwire, Inc.; Cheaptickets, Inc.; Cendant Travel Distribution Services Group, Inc.; Expedia, Inc.; Internetwork Publishing Corp. (d/b/a Lodging.com); Maupintour Holding LLC; Orbitz, Inc.; Orbitz, LLC; Site59.com, LLC; Travelocity.com, Inc.; Travelocity.com LP; and Travelnow.com, Inc.  In each, the complaint alleges, among other things, that each of these defendants violated each jurisdiction’s respective hotel occupancy tax ordinance with respect to the charges and remittance of amounts to cover taxes under each ordinance.  Each complaint typically seeks compensatory damages, disgorgement, penalties available by law, attorneys’ fees and other relief.  Such actions include:

City of Chicago, Illinois v. Hotels.com, L.P., et al.:  On November 1, 2005, the City of Chicago, Illinois filed a complaint in the Circuit Court of Cook County, Illinois.  In addition to the tax claims, the complaint also asserts claims for conversion, imposition of a constructive trust, and a demand for a legal accounting.  On January 31, 2006, the defendants moved to dismiss the complaint.  Oral argument on the motion to dismiss was held on January 16, 2007 and the motion is under submission.

City of San Diego, California, v. Hotels.com L.P., et al.:  On February 9, 2006, the City of San Diego, California filed a complaint in Superior Court for the County of San Diego, California.  In addition to the tax claims, the complaint also asserts unfair competition claims under Section 17200.  On March 31, 2006, the defendants filed with a petition to coordinate this matter with the City of Los Angeles case (discussed above).  On July 12, 2006, that petition was granted, and, as a result, this case was coordinated with the City of Los Angeles action and will proceed in the Superior Court of Los Angeles.  Limited discovery has been provided to the City of San Diego consistent with that provided to the City of Los Angeles.  The City of San Diego informed the court that it will submit on February 21, 2007 a proposed further amended complaint.  As discussed above, a hearing is set for March 1, 2007 on Defendants’ demurrers to the City of Los Angeles’ Second Amended Complaint on misjoinder grounds, and, if necessary, the court will hear the parties’ positions on whether and how to proceed with the City of San Diego’s proposed amended complaint.  The City of San Diego, represented by the same outside counsel as the City of Los Angeles, has represented to the court that if the court sustains the pending demurrers in the City of Los Angeles action, the City of San Diego will deem the rulings applicable to its complaint.

City of Atlanta, Georgia v. Hotels.com L.P., et al.:  On March 29, 2006, the City of Atlanta, Georgia filed a complaint in the Superior Court of Fulton County, Georgia.  In addition to the tax claims, the complaint also asserts claims for a declaratory judgment, conversion, unjust enrichment, a constructive trust and a demand for an equitable accounting.  On June 5, 2006, certain defendants, including the Company and its subsidiaries, answered the complaint.  The parties proceeded to conduct discovery.  On October 12, 2006, as directed by the court, the defendants submitted briefs regarding the City of Atlanta’s failure to exhaust the administrative remedies dictated by Georgia law and its own ordinance.  On December 12, 2006, the court dismissed the City of Atlanta’s action for lack of jurisdiction because the City of Atlanta failed to exhaust mandatory administrative remedies prior to bringing suit.  On January 10, 2007, the City of Atlanta filed a notice of appeal to the court’s order deciding it lacked jurisdiction.  In addition, the City of Atlanta has indicated its intention to commence an administrative procedure by the City’s License Review Board, as required by the Court’s order.

City of Charleston, South Carolina v. Hotel.com, et al.:  On April 26, 2006, the City of Charleston, South Carolina filed a complaint in the Court of Common Pleas, Ninth Judicial Circuit of South Carolina.  In addition to the tax claims, the complaint also asserts claims for conversion, a constructive trust and a demand for a legal accounting.  On May 31, 2006, defendants removed the case to the United States District Court for the District of South Carolina, Charleston Division.  On July 7, 2006, the defendants answered the complaint.  On January 23, 2007, the City of Charleston moved to amend the complaint to assert claims arising under the South Carolina Unfair Trade Practices Act.   That motion is being briefed.  The parties are currently conducting discovery.

Town of Mount Pleasant, South Carolina v. Hotels.com, et al.:  On May 23, 2006, the Town of Mount Pleasant, South Carolina filed a complaint in the Court of Common Pleas, Ninth Judicial Circuit of South Carolina.  On July 21, 2006, the defendants removed the case to the United States District Court for the District of South Carolina, Charleston Division.  On September 15, 2006, the defendants answered the complaint.  The parties are currently conducting discovery.  On January 22, 2007, the Town of Mount Pleasant moved to amend the complaint to assert claims arising under the South Carolina Unfair Trade Practices Act.  That motion is being briefed.

City of North Myrtle Beach, South Carolina v. Hotels.com, LP, et al.:  On August 28, 2006, the City of North Myrtle Beach, South Carolina filed a complaint in the Court of Common Pleas, Fifteenth Judicial Circuit of South Carolina.  On October 27, 2006, the Company and certain other defendants removed the case to the United States District Court for the District of South Carolina, Florence Division.  On December 1, 2006, the defendants filed their motion to dismiss the complaint.  On January 7, 2007, the City of North Myrtle Beach filed a motion to remand this action to the state court.  Both of those motions are fully briefed and awaiting decision.

Miami-Dade County and Ian Yorty, Miami-Dade County Tax Collector v. Internetwork Publishing Corp., et al.:  On September 21, 2006, Miami-Dade County and its tax collector filed a complaint in the Circuit Court, Eleventh Judicial Circuit, in and for Miami-Dade County, Florida.  In addition to the claim for Tourist and Convention Development taxes, the complaint also asserted claims under the Florida Deceptive and Unfair Trade Practices Act, and claims for breach of fiduciary and agency duties, unjust enrichment, an equitable accounting, a declaratory judgment and injunctive relief.  On November 20, 2006, the Company, its subsidiaries named as defendants, and other defendants moved to dismiss the plaintiffs’ complaint.  On November 22, 2006, the same group of defendants moved to stay discovery pending resolution of the motion to dismiss, and the motion to stay was granted on December 7, 2006.  On January 17, 2007, the court conducted a hearing on the pending motion to dismiss, at which it indicated it was inclined to dismiss most of plaintiffs’ claims and that it would force the plaintiffs to bring its surviving claim initially against one defendant instead of all of them.  On January 18, 2007, the plaintiffs filed a motion to dismiss this action voluntarily.

Wake County v. Hotels.com, LP, et al.:  On November 3, 2006, Wake County, North Carolina filed a complaint in the General Court of Justice, Superior Court Division, Wake County, North Carolina.  In addition to the claim for Room Occupancy Taxes, the complaint also asserted claims for a declaratory judgment, an injunction, conversion, imposition of a constructive trust, an accounting, violation of North Carolina General Statute § 75-1, et seq., and breach of agency duties and statutory penalties.  On January 31, 2007, the defendants moved to dismiss this action, which is in the process of being briefed.  On

February 1, 2007, the defendants moved to designate the case as a complex business case subject to the jurisdiction of the North Carolina Business Court.

Cumberland County v. Hotels.com, LP, et al.: On December 4, 2006, Cumberland County, North Carolina filed a complaint in the General Court of Justice, Superior Court Division, Cumberland County, North Carolina.  In addition to the claim for Room Occupancy Taxes, the complaint also asserted claims for a declaratory judgment, an injunction, conversion, imposition of a constructive trust, an accounting, violation of North Carolina General Statute § 75-1, et seq., and breach of agency duties and statutory penalties.  On February 12, 2007, the defendants moved to dismiss this action (which motion is in the process of being briefed) and moved to designate the case as a complex business case subject to the jurisdiction of the North Carolina Business Court.

City of Branson v. Hotels.com, LP., et al.:  On December 28, 2006, the City of Branson, Missouri filed a complaint in the Circuit Court of Greene County, Missouri.  In addition to the claim for Tourism Taxes, the complaint also asserted claims for a declaratory judgment, conversion and a legal accounting.  The Company has been served with the complaint and the defendants are scheduled to respond to the complaint by motion or answer on or before approximately April 16, 2007.

Dare County v. Hotels.com, LP, et al.:  On January 26, 2007, Dare County, North Carolina filed a complaint in the General Court of Justice, Superior Court Division, Dare County, North Carolina.  In addition to the claim for Room Occupancy Taxes, the complaint also asserted claims for a declaratory judgment, an injunction, conversion, imposition of a constructive trust, an accounting, violation of North Carolina General Statute § 75-1, et seq., and breach of agency duties and statutory penalties.  On February 5, 2007, the Company and Travelweb LLC were served with the complaint, but they have not yet responded.

Buncombe County v. Hotels.com, LP, et al.:  On February 1, 2007, Buncombe County, North Carolina filed a complaint in the General Court of Justice, Superior Court Division, Buncombe County, North Carolina.  In addition to the Company and those subsidiaries named in certain of the foregoing litigations (Lowestfare.com Incorporated and Travelweb LLC), the complaint also names priceline.com LLC as a defendant.  The complaint seeks a declaratory judgment that the defendants are liable for occupancy taxes, as well as supplemental relief including, without limitation, an accounting and a determination of the amount of taxes due but unpaid.  Buncombe County also has designated its complaint as a mandatory complex business case subject to the jurisdiction of the North Carolina Business Court.  On February 5, 2007, the Company, priceline.com LLC and Travelweb LLC were served with the complaint, but they have not yet responded.

Horry County, et al. v. Hotels.com, LP, et al.:  On February 2, 2007, Horry County, South Carolina and the Horry County Administrator filed a complaint in the Court of Common Pleas, Horry County.  The complaint seeks a declaratory judgment that the defendants are liable for occupancy taxes and that the plaintiffs are entitled to other relief, including penalties and interest.  On February 21, 2007, the Company and its subsidiaries were served with the complaint, but they have not yet responded.

City of Myrtle Beach, South Carolina v. Hotels.com, LP, et al.:  On February 2, 2007, the City of Myrtle Beach, South Carolina filed a complaint in the Court of Common Pleas, Horry County.  The complaint seeks a declaratory judgment that the defendants are liable for occupancy taxes and that the plaintiff is entitled to other relief, including penalties and interest.  The Company and its subsidiaries have not yet been served with the complaint.

We have also been informed by counsel to the plaintiffs in certain of the aforementioned actions that various, undisclosed municipalities or taxing jurisdictions may file additional cases against the

Company, Lowestfare.com Incorporated and Travelweb LLC in the future.  In approximately February 2006, the Company became aware of an opinion by the City Attorney of the City of Madison, Wisconsin that online travel companies were subject to the City of Madison, Wisconsin’s hotel occupancy tax.  Since that time, City officials have expressed an interest in filing suit against the Company, but neither the Company nor any of its subsidiaries has been served with or otherwise received any complaint brought on behalf of the City of Madison.

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

Bush, et al. v. Cheaptickets, Inc., et al.:  On February 17, 2005, a putative class action complaint was filed in Superior Court for the County of Los Angeles by Ronald Bush and three other individuals on behalf of themselves and other allegedly similarly situated California consumers against the Company and several of the same defendants as named in the City of Los Angeles action (discussed above).  The complaint alleges each of the defendants engaged in acts of unfair competition in violation of Section 17200 relating to their respective disclosures and charges to customers to cover taxes under the above ordinances of the City of Los Angeles and other California cities, and service fees.  The complaint seeks restitution, relief for alleged conversion, including punitive damages, injunctive relief, and imposition of a constructive trust.  On July 1, 2005, plaintiffs filed an amended complaint, adding claims pursuant to California’s Consumer Legal Remedies Act, Civil Code §1750, et seq. and claims for breach of contract and the implied duty of good faith and fair dealing.  On December 2, 2005, the court ordered limited discovery and ordered that motions challenging the amended complaint would be coordinated with any similar motions filed in the City of Los Angeles action.  Since that time, the Company has provided limited discovery and opposed the plaintiffs’ motion to compel further discovery.

The Company intends to defend vigorously against the claims in all of the aforementioned proceedings.  The Company is unable at this time to predict the outcome of these proceedings or reasonably estimate a range of possible loss, if any.

Other Possible Actions

At various times the Company has also received inquiries or proposed tax assessments from municipalities and other taxing jurisdictions relating to its charges and remittance of amounts to cover state and local hotel occupancy and other related taxes.  The City of New Orleans, Louisiana, the City of Philadelphia, Pennsylvania, and state tax officials from Wisconsin, Pennsylvania, and Indiana, among others, have begun formal or informal administrative procedures or stated that they may assert claims against the Company relating to allegedly unpaid state or local hotel occupancy or related taxes.  In addition, the State of New Jersey Department of Taxation has begun an audit related to the state’s Corporation Business Tax.  The Company is unable at this time to predict whether any such proceedings or assertions will result in litigation.

The Company intends to defend vigorously against the claims in all of the aforementioned proceedings.  The Company is unable at this time to predict the outcome of these proceedings or reasonably estimate a range of possible loss, if any.

Litigation Related to Securities Matters

On March 16, March 26, April 27, and June 5, 2001, respectively, four putative class action complaints were filed in the U.S. District Court for the Southern District of New York naming priceline.com, Inc., Richard S. Braddock, Jay Walker, Paul Francis, Morgan Stanley Dean Witter & Co., Merrill Lynch, Pierce, Fenner & Smith, Inc., BancBoston Robertson Stephens, Inc. and Salomon Smith Barney, Inc. as defendants (01 Civ. 2261, 01 Civ. 2576, 01 Civ. 3590 and 01 Civ. 4956).  Shives et al. v. Bank of America Securities LLC et al., 01 Civ. 4956, also names other defendants and states claims unrelated to priceline.com.  The complaints allege, among other things, that we and the individual defendants violated the federal securities laws by issuing and selling priceline.com common stock in our March 1999 initial public offering without disclosing to investors that some of the underwriters in the offering, including the lead underwriters, had allegedly solicited and received excessive and undisclosed commissions from certain investors.  By Orders of Judge Mukasey and Judge Scheindlin dated August 8, 2001, these cases were consolidated for pre-trial purposes with hundreds of other cases, which contain allegations concerning the allocation of shares in the initial public offerings of companies other than priceline.com.  By Order of Judge Scheindlin dated August 14, 2001, the following cases were consolidated for all purposes:  01 Civ. 2261; 01 Civ. 2576; and 01 Civ. 3590.  On April 19, 2002, plaintiffs filed a Consolidated Amended Class Action Complaint in these cases.  This Consolidated Amended Class Action Complaint makes similar allegations to those described above but with respect to both our March 1999 initial public offering and our August 1999 second public offering of common stock.  The named defendants are priceline.com, Inc., Richard S. Braddock, Jay S. Walker, Paul E. Francis, Nancy B. Peretsman, Timothy G. Brier, Morgan Stanley Dean Witter & Co., Goldman Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith, Inc., Robertson Stephens, Inc. (as successor-in-interest to BancBoston), Credit Suisse First Boston Corp. (as successor-in-interest to Donaldson Lufkin & Jenrette Securities Corp.), Allen & Co., Inc. and Salomon Smith Barney, Inc.  Priceline, Richard Braddock, Jay Walker, Paul Francis, Nancy Peretsman, and Timothy Brier, together with other issuer defendants in the consolidated litigation, filed a joint motion to dismiss on July 15, 2002.  On November 18, 2002, the cases against the individual defendants were dismissed without prejudice and without costs.  In addition, counsel for plaintiffs and the individual defendants executed Reservation of Rights and Tolling Agreements, which toll the statutes of limitations on plaintiffs’ claims against those individuals.  On February 19, 2003, Judge Scheindlin issued an Opinion and Order granting in part and denying in part the issuer’s motion.  None of the claims against priceline.com were dismissed.  On June 26, 2003, counsel for the plaintiff class announced that they and counsel for the issuers had agreed to the form of a Memorandum of Understanding (the “Memorandum”) to settle claims against the issuers.  The terms of that Memorandum provide that class members will be guaranteed $1 billion in recoveries by the insurers of the issuers and that settling issuer defendants will assign to the class members certain claims that they may have against the underwriters.  Issuers also agree to limit their abilities to bring certain claims against the underwriters.  If recoveries in excess of $1 billion are obtained by the class from any non-settling defendants, the settling defendants’ monetary obligations to the class plaintiffs will be satisfied; any amount recovered from the underwriters that is less than $1 billion will be paid by the insurers on behalf of the issuers.  The Memorandum, which is subject to the approval of each issuer, was approved by a special committee of the priceline.com Board of Directors on Thursday, July 3, 2003.  Thereafter, counsel for the plaintiff class and counsel for the issuers agreed to the form of a Stipulation and Agreement of Settlement with Defendant Issuers and Individuals (“Settlement Agreement”).  The Settlement Agreement implements the Memorandum and contains the same material provisions.  On June 11, 2004, a special committee of the priceline.com Board of Directors authorized our counsel to execute the Settlement Agreement on our behalf.  The Settlement Agreement is subject to final approval by the Court and the process to obtain that approval is still pending.  However, the ultimate confirmation of the settlement agreement is uncertain in light of the Second Circuit’s ruling denying class certification in certain of the lead cases.  The implications of the Second Circuit’s ruling on the settlement agreement are still being reviewed by all parties and the District Court.

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

In addition, on November 1, 2000, we were served with a complaint that purported to be a shareholder derivative action against our Board of Directors and certain of our current and former executive officers, as well as priceline.com (as a nominal defendant).  The complaint alleged breach of fiduciary duty and waste of corporate assets.  The action is captioned Mark Zimmerman v. Richard Braddock, J. Walker, D. Schulman, P. Allaire, R. Bahna, P. Blackney, W. Ford, M. Loeb, N. Nicholas, N. Peretsman, and priceline.com Incorporated, 18473-NC (Court of Chancery of Delaware, County of New Castle, State of Delaware).  On February 6, 2001, all defendants moved to dismiss the complaint for failure to make a demand upon the Board of Directors and failure to state a cause of action upon which relief can be granted.  Pursuant to a stipulation by the parties, an amended complaint was filed on June 21, 2001.  Defendants renewed their motion to dismiss on August 20, 2001.  On December 20, 2002, the Court granted defendants’ motion without prejudice.  On April 25, 2003, a second amended complaint, adding H. Miller, was filed and a motion seeking leave of court to file the second amended complaint was filed on July 28, 2003.  That motion was fully briefed, and oral argument took place on May 9, 2005. Immediately following oral argument, the Court dismissed three of the four counts in the second amended complaint.  All of the counts against defendants Allaire, Bahna, Blackney, Ford, Loeb, Miller, Peretsman and Schulman have now been dismissed.  On September 8, 2005, the Court granted plaintiff leave to file the second amended complaint as to the one remaining count.  Defendants filed a motion requesting that the Court certify its September 8, 2005 order for interlocutory appeal to the Delaware Supreme Court, and the Court granted that motion on October 6, 2005.  On October 17, 2005, the Delaware Supreme Court accepted the interlocutory appeal.  The appeal was fully briefed, and oral argument took place on February 22, 2006.  In an Order dated April 3, 2006, the Delaware Supreme Court stated that the appeal would be scheduled for oral argument and determination by the Court en banc without further briefing.  The en banc argument took place on June 28, 2006.  On September 12, 2006, the Delaware Supreme Court decided in favor of the Company and the Delaware action was therefore dismissed with prejudice by stipulation.

On November 7, 2003, we were served with a complaint that purported to be a shareholder derivative action against our Board of Directors and certain of our current and former executive officers, as well as priceline.com (as a nominal defendant).  The complaint alleged, among other things, breach of fiduciary duty, waste of corporate assets and misappropriation of corporate information.  The claims in the complaint appear to be substantially repetitive of the claims pending in the derivative action in Delaware which is described above.  The action is captioned Don Powell v. Richard S. Braddock, Jay S. Walker,

Daniel H. Schulman, Paul A. Allaire, Ralph M. Bahna, Paul J. Blackney, William E. Ford, Marshall Loeb, N. J. Nicholas, Jr., Nancy B. Peretsman, and Heidi G. Miller and priceline.com Incorporated (Superior Court, Judicial District of Stamford/Norwalk, State of Connecticut).  On January 28, 2004, defendants Blackney, Nicholas, Peretsman and Loeb moved to dismiss the complaint for lack of personal jurisdiction.  On January 29, 2004, defendant Miller moved to dismiss the complaint for lack of personal jurisdiction and for insufficient service of process.  On February 27, 2004, defendants Braddock, Walker, Schulman, Allaire, Bahna, Blackney, Loeb, Nicholas, Peretsman, Miller and priceline.com moved to dismiss the complaint for lack of subject matter jurisdiction and defendants Braddock and Schulman also moved to dismiss the complaint for lack of personal jurisdiction and insufficient service of process.  At a hearing on May 3, 2004, the Court stated that it would not rule on the pending motions until the pending motions in the Delaware action described above are decided.  The Court conducted a subsequent status conference on January 10, 2005, at which it requested that the parties report back no later than March 15, 2005 on the status of the Delaware derivative suit.  On March 15, 2005, the parties informed the Court in writing that the oral argument in the Delaware case had been postponed until May 9, 2005, and that the parties would contact the Court with a status report after that hearing was held.  The Delaware Court dismissed three of the four counts in the second amended complaint in the Delaware derivative suit.  All of the counts against the defendants Allaire, Bahna, Blackney, Ford, Loeb, Miller, Peretsman and Schulman have now been dismissed.  The parties in the Connecticut action advised the Connecticut Court of the Delaware Court’s ruling by letter dated June 6, 2005.  The Delaware Court subsequently granted plaintiff leave to file the second amended complaint as to the one remaining count.  Defendants sought an interlocutory appeal of the Delaware Court’s order, and the Delaware Supreme Court accepted that appeal.  The parties in the Connecticut action advised the Connecticut Court of those developments by letter dated November 3, 2005.  Following the September 12, 2006 decision by the Delaware Supreme Court and the subsequent dismissal of the Delaware derivative action, plaintiffs in the Connecticut action executed a Withdrawal of their case on January 30, 2007.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote of stockholders of priceline.com during the fourth quarter of the year ended December 31, 2006.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is quoted on the NASDAQ Global Select Market under the symbol “PCLN.”  The following table sets forth, for the periods indicated, the high and low sales prices per share of the common stock as reported on the NASDAQ Global Select Market:

2006	High	Low

First Quarter	$24.98	$21.06
Second Quarter	32.66	23.72
Third Quarter	37.16	25.62
Fourth Quarter	44.28	36.51

2005

First Quarter	$27.08	$20.51
Second Quarter	27.00	22.22
Third Quarter	25.29	18.57
Fourth Quarter	25.03	18.20

Holders

As of February 15, 2007, there were approximately 1,070 stockholders of record of priceline.com’s common stock, although we believe that there are a significantly larger number of beneficial owners.

Dividend Policy

We have not declared or paid any cash dividends on our capital stock since our inception and do not expect to pay any cash dividends for the foreseeable future. We currently intend to retain future earnings, if any, to finance the expansion of our business.

Warrants

At December 31, 2006, Delta Air Lines held warrants to purchase 756,199 shares of our common stock at an exercise price of $17.81 per share (the “Delta Warrants”).  On January 12, 2007, Delta exercised the Delta Warrants by surrendering 13,470 shares of our Series B Redeemable Preferred Stock.  Please see Notes 15 and 16 to our Consolidated Financial Statements for more information about the Delta Warrants.

Equity Compensation Plan Information

Information required by Part II, Item 5, relating to Equity Compensation Plan Information will be included in our Proxy Statement relating to our 2007 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2006.

Performance Measurement Comparison

The following graph shows the total stockholder return through December 31, 2006 of an investment of $100 in cash on January 1, 2002 for priceline.com common stock and an investment of $100 in cash on January 1, 2002 for (i) the NASDAQ Market Index and (ii) the Hemscott Group Index.  The Hemscott Group Index is an index of stocks representing the Internet industry, including Internet software and services companies and e-commerce companies.  Historic stock performance is not necessarily indicative of future stock price performance.  All values assume reinvestment of the full amount of all dividends and are calculated as of the last day of each month:

Measurement Point	Priceline.com Incorporated	Hemscott Group Index	NASDAQ Market Index

2001	100.00	100.00	100.00
2002	27.49	66.99	69.75
2003	51.26	134.07	104.88
2004	67.55	168.98	113.70
2005	63.92	146.23	116.19
2006	124.89	138.80	128.12

Issuer Purchases of Equity Securities

The following table sets forth information relating to repurchases of our equity securities during the three months ended December 31, 2006:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2006 — October 31, 2006	1,258	$40.00	1,258	$20,397,680	(1)
November 1, 2006 — November 30, 2006	4,091	$40.21	4,091	$20,233,180	(1)
December 1, 2006 — December 31, 2006	0	0	0	$20,233,180	(1)
Total	5,349	$40.16	5,349	$20,233,180	(1)

(1)             Pursuant to a stock repurchase program announced on September 21, 2006, whereby the Company was authorized to repurchase up to $150,000,000 of its common stock.

Item 6.  Selected Financial Data

SELECTED FINANCIAL DATA

The following selected consolidated financial data presented below are derived from the Consolidated Financial Statements and related Notes of the Company, and should be read in connection with those statements, some of which are included herein.  Selected financial data reflects data related to Booking.com B.V., Booking.com Limited and Travelweb LLC from their respective acquisition dates of July 2005, September 2004 and May 2004.  The information set forth below is not necessarily indicative of future results and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share amounts)

Total revenues	$1,123,103	$962,660	$914,372	$863,661	$1,003,606
Total costs of revenues	722,004	694,797	716,217	717,716	845,240
Gross profit	401,099	267,863	198,155	145,945	158,366
Total operating expenses	339,113	231,979	167,733	137,927	181,690
Operating income (loss)	61,986	35,884	30,422	8,018	(23,324)
Total other income (expense)	3,646	(181)	1,405	1,567	3,009
Income tax benefit (1)	12,388	156,277	193	—	—
Equity in income (loss) of investees and minority interests	(3,554)	749	(511)	2,331	1,131
Net income (loss) (1)	74,466	192,729	31,509	11,916	(19,184)
Net income (loss) applicable to common stockholders (1)	72,539	190,875	29,997	10,425	(21,528)
Net income (loss) applicable to common stockholders per basic common share (1)	1.88	4.87	0.78	0.28	(0.57)
Net income (loss) applicable to common stockholders per diluted share (1)	1.68	4.21	0.76	0.27	(0.57)
Total assets	1,105,648	754,028	542,082	337,784	211,162
Long-term obligations and redeemable preferred stock	656,420	313,942	268,562	139,063	14,185
Total liabilities	743,622	371,487	329,469	175,207	66,042
Total stockholders’ equity	348,556	369,071	199,143	149,107	131,650

(1)             The Company recorded income tax benefits in the years ended December 31, 2006 and 2005 amounting to $28.1 million and $170.5 million, respectively, resulting from a reversal of a portion of the valuation allowance on its deferred tax assets.

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

Overview

General.  We are a leading online travel company that offers our customers a broad range of travel services, including airline tickets, hotel rooms, car rentals, vacation packages, cruises and destination services.  We offer our customers a unique choice: the ability to purchase travel services in a traditional, price-disclosed manner or the opportunity to use our unique Name Your Own Price® service, which allows our customers to make offers for travel services at discounted prices.  At present, we derive substantially all of our revenues from the following sources:

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

•                              Transaction revenue from our price-disclosed hotel room service;

•                              Global distribution system (“GDS”) reservation booking fees related to both our Name Your Own Price® airline ticket, hotel room and rental car services, and price-disclosed airline tickets and rental car services; and

•                              Other revenues derived primarily from selling advertising on our websites.

Trends.  The online sale of travel services has been one of the fastest growing sectors of the Internet since the late 1990s.  While the online market for travel services continues to experience significant annualized growth, we believe that the domestic market share of third-party distributors, like priceline.com, has declined over the recent past and that the growth of the domestic online market for travel services has slowed.  We believe the decline in market share is attributable, in part, to a concerted initiative by travel suppliers to direct customers to their own websites in an effort to reduce distribution expenses and establish more direct control over their pricing.  In addition, over the course of 2005 and 2006, airlines and hotel chains generally experienced year-over-year increases in load factors (a common metric that measures airplane customer usage) and occupancy rates (a common metric that measures hotel customer usage), respectively, which leaves them with less excess inventory to provide third party intermediaries like priceline.com.  Notwithstanding these trends, we continue to believe that the market for online travel services is an attractive market with continued opportunity for growth, in particular, in certain international markets.

Because we believe that an opportunity for growth exists in certain international markets, and since prior to the fourth quarter of 2004 substantially all of our revenue was generated in the U.S., we have taken steps to expand the markets we serve.  In September 2004, we acquired Booking.com Limited (formerly known as Active Hotels Ltd.), a U.K. based online hotel service.  Booking.com Limited gives us a strong presence in the U.K.’s online hotel market.  Furthermore, in July 2005, we acquired Amsterdam-based Booking.com B.V. (formerly known as Bookings B.V.), one of Europe’s leading Internet hotel reservation services, with offices primarily in Amsterdam, Barcelona, Berlin, Loule, Paris, Rome and Vienna.  All of our European operations, including Booking.com Limited and Booking.com B.V., are majority-owned by us.  A minority interest in our European business is held by our European managers responsible for that business.  We work with a range of chain-owned and independently owned hotels across Europe and in major cities around the world to provide hotel reservations on various websites in multiple languages.

Our European operations represented approximately 40.6% of our gross bookings in the year ended December 31, 2006, and were a substantial contributor to our consolidated operating income during that period and we expect that throughout 2007 they will represent a growing percentage of our total gross bookings and operating income.  As our European operations have become more meaningful contributors to our results, we have seen, and expect to continue to see, changes in certain of our operating expenses and other financial metrics.  For example, because our European operations utilize online affiliate and search marketing as principal means of generating traffic to their websites, our online advertising expense has increased significantly since our acquisition of those companies, a trend we expect to continue throughout 2007.  In addition, and as discussed in more detail below, since the acquisitions of Booking.com Limited and Booking.com B.V., we have seen the effects of seasonal fluctuation on our results change as a result of different revenue recognition policies that apply to our European hotel service (as well as our domestic retail hotel service) and the increased importance of European hotel bookings to our results of operations.

The financial prospects of our domestic business have been and continue to be significantly dependent upon the sale of leisure airline tickets and, as a result, the health of our domestic business has been directly related to the health of the airline industry.  In recent years, most domestic airlines, and many of our major suppliers, experienced significant losses.  Those losses were compounded by competition from low-cost carriers and high fuel prices.  As a result of these and other factors, many of the major airlines deeply discounted retail airline tickets to maintain market share, simplified fare structures by removing restrictions associated with certain airline tickets and reduced their total capacity to increase load factors.  Those actions had a detrimental effect on our overall airline business and, in particular, our Name Your Own Price® airline ticket service, which is negatively impacted by (1) increased load factors as airlines have less excess inventory to provide to third party intermediaries in general, and to lower yielding “opaque” services, in particular, like our Name Your Own Price® service, and (2) deep retail discounting because it hurts our value proposition and makes users less willing to accept the trade-offs associated with the Name Your Own Price® service, for what has become, in many cases, modest fare savings.

We rely on fees paid to us by global distribution systems, or GDSs, for travel bookings made through GDSs for a portion of our gross profit and a substantial portion of our operating income. We rebate certain GDS costs to certain suppliers (e.g., airlines, hotels, etc.) in exchange for contractual considerations such as those relating to pricing and availability, and expect to continue to do so in the future.  During 2006, most agreements between GDSs and the major domestic airlines expired, and most airlines have negotiated new agreements with reduced distribution costs for the airlines that went into effect September 1, 2006.  The structure of these new agreements, along with airline pressure on third-party travel intermediaries, such as us, to operate under the new structures, require us to reduce our aggregate compensation and book through lower cost channels to receive airlines’ full content and avoid airline service fees.  We have entered into new agreements with a number of airlines to obtain access to airline content, and are in continuing discussions with others to obtain similar access.  If we were denied access to airlines’ full content or had to incur service fees on our airline tickets, it could have a material adverse effect on our business, results of operations and financial condition.

Additionally, some travel suppliers are encouraging third-party travel intermediaries, such as us, to develop technology to bypass the traditional GDSs, such as enabling direct connections to the travel suppliers or using alternative global distribution methods recently developed by new entrants to the global distribution marketplace, such as G2 Switchworks Corp.  Such new entrants propose using technology that is less complex than traditional global distribution systems, and that enables the distribution of airline tickets in a manner that is more cost-effective to the airline suppliers.  To this end, in the first quarter 2006, we entered into agreements with Sabre Inc. and G2 Switchworks for the provision of GDS services.  Development of the technology to connect to such alternative GDSs, or to enable direct connections to travel suppliers, requires the use of information technology resources and could cause us to incur additional operating expenses, increase the frequency/duration of system problems and delay other projects.  Furthermore, our contractual obligations to Worldspan, L.P. may limit our ability to pursue the most financially attractive GDS options during the term of our agreement with Worldspan, L.P., which expires December 31, 2007.

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

Seasonality.  Prior to introducing a retail travel option to our customers, substantially all of our business was conducted under the Name Your Own Price® system and accordingly, because those services are non-refundable in nature, we recognize travel revenue at the time a booking was generated.  However, we recognize revenue generated from our retail hotel services, including our European operations, at the time that the customer checks out of the hotel.  As a result, a meaningful amount of retail hotel bookings generated earlier in the year, as customers plan and reserve their spring and summer vacations, will not be recognized until future quarters. From a cost perspective, however, we expense the substantial majority of our advertising activities as they are incurred, which is typically in the quarter in which bookings are generated.  Therefore, as our retail hotel business continues to grow, we expect our quarterly results to become increasingly impacted by these seasonal factors.

Recent Accounting Pronouncements.  As more fully discussed in Note 2 to our Consolidated Financial Statements, we adopted SFAS 123(R) as of January 1, 2006.  SFAS 123(R) had a significant impact on our Consolidated Statement of Operations as we are required to expense the fair value of our stock option grants rather than disclose the pro forma impact on our consolidated operations within our footnotes.  Upon adoption of SFAS 123(R), the impact of unvested stock options outstanding as of December 31, 2005 increased personnel expense by approximately $6.1 million in 2006, and is estimated to increase personnel expense by approximately $2.4 million in 2007 and $0.6 million in 2008.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Uncertainty in Income Taxes.” FIN 48 applies to all tax positions and clarifies the recognition of tax benefits in the financial statements by providing for a two-step approach of recognition and measurement. The first step involves assessing whether the tax position is more likely than not to be sustained upon examination based upon its technical merits. The second step involves measurement of the amount to recognize.  Tax positions that meet the more likely than not threshold are measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate finalization with the taxing authority.  FIN 48 became effective on January 1, 2007. Management does not believe that the adoption of FIN 48 will have a material impact on our consolidated results of operations and financial position.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Our significant accounting policies are more fully described in Note 2 to our Consolidated Financial Statements. Certain of our accounting policies are particularly important to our financial position and results of operations and require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. On an on-going basis, we evaluate our estimates, including those related to the items described below. Those estimates are based on, among other things, historical experience, terms of existing contracts, our observance of trends in the travel industry and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions.  A summary of our significant accounting policies that involve significant estimates and judgments of management, including the following:

•                  Merchant Revenues and Merchant Cost of Revenues

Name Your Own Price® Services:  Merchant revenues and related cost of revenues are derived from transactions where we are the merchant of record and are responsible for, among other things, collecting receipts from our customers, selecting suppliers, remitting payments to our suppliers and determining the price we will accept from the customer. We recognize such revenue and costs if and when we accept and fulfill the customer’s non-refundable offer. Merchant revenues and cost of merchant revenues include the selling price and cost, respectively, of the travel services and are reported on a gross basis.  Pursuant to the terms of our hotel service, our hotel suppliers are permitted to bill us for the underlying cost of the service during a specified period of time.  In the event that we are not billed by our hotel supplier within the specified time period, we reduce our cost of revenues by the unbilled amounts.

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

•                  Agency Revenues and Cost of Revenues.

Agency revenues are derived from travel related transactions where we are not the merchant of record and where the prices of the products sold are determined by third parties. Agency revenues include travel commissions, customer processing fees and GDS reservation booking fees and are reported at the net amounts received, without any associated cost of revenue. Such revenues are recognized at the conclusion of the customer’s travel.  We provide an allowance for doubtful accounts based on past experience and the age of commissions receivable.

•                  Deferred Tax Valuation Allowance.  As required by SFAS No. 109, “Accounting for Income Taxes,” we periodically evaluate the likelihood of the realization of deferred tax assets, and reduce the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carryforward periods available to us for tax reporting purposes, and other relevant factors.  Based upon management’s assessment of positive and negative evidence, we recorded non-cash tax benefits in 2006 and 2005 of $28.1 million and $170.5 million, respectively, resulting from a reversal of a portion of our valuation allowance on our deferred tax assets.  We believe that it is more likely than not that our remaining deferred tax assets will not be realized and, accordingly, a valuation allowance against those assets remains.  The valuation allowance may need to be adjusted in the future if facts and circumstances change.

•                  Accounting for State and Local “Hotel Occupancy” Taxes.  As discussed in Note 19 to our Consolidated Financial Statements, several jurisdictions have initiated lawsuits against several on-line travel companies, including us, alleging among other things, that sales or hotel occupancy tax is applicable to the differential between the price paid by a customer for our service and the cost of the underlying room. Historically, we have not collected taxes on this differential. Additional state and local jurisdictions could assert that we are subject to sales or hotel occupancy taxes on this differential and could seek to collect such taxes, either retroactively or prospectively, or both. To the extent that any tax authority succeeds in asserting that a tax collection responsibility applies to transactions conducted through the priceline.com service, we might have additional tax exposures.  We will continue to assess the risks of the potential financial impact of additional tax exposures, and to the extent appropriate, we reserve for those estimated liabilities.

•                  Airline Debit Memos. Our airline suppliers periodically send us debit memos that make claims for additional amounts due to them related to the cost of airline tickets we sold on their behalf.  We process the debit memos received and, when appropriate, make payments to the airlines.  Based on our historical experience and our contractual arrangements with the airlines, we establish reserves for estimated losses when appropriate resulting from these claims.

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

•                  Valuation of Goodwill.  We have recorded goodwill related to businesses we have acquired including Booking.com B.V., Booking.com Limited, Travelweb and priceline.com europe Ltd. Goodwill is reviewed at least annually for impairment using appropriate valuation techniques.  In the event that future circumstances indicate that any portion of our goodwill is impaired, an impairment charge would be recorded.

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

•                  Stock-Based Compensation.  We record stock-based compensation expense over the service period based upon the grant date fair value of equity-based grants.  We estimate forfeiture rates in determining the amount of compensation to record.  In addition, we record stock-based compensation expense for grants that include a performance contingency based upon the estimated probable outcome at the end of the performance period.  We periodically adjust the cumulative stock-based compensation recorded when estimated forfeiture rates are adjusted, or when the probable outcome for performance-based shares is updated based upon changes in facts and circumstances.

•                  Equity Investments.  We have, among other investments, a 49% equity interest in pricelinemortgage.com and, accordingly, recognize our pro rata share of pricelinemortgage.com’s operating results, not to exceed an amount that we believe represents the investment’s estimated fair value.  The carrying value of the investment at December 31, 2006 was $9.5 million.  We periodically test this investment for impairment using a number of assumptions and estimates.  In the event that future circumstances indicate that our investment in pricelinemortgage.com is impaired, an impairment charge would be recorded.

Results of Operations

Year Ended December 31, 2006 compared to Year Ended December 31, 2005

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

The number of airline tickets, hotel room nights and rental car days sold through our websites and the related gross bookings were as follows:

Year Ended	Gross Bookings	Airline Tickets	Hotel Room Nights	Rental Car Days

December 31, 2006	$3.3 billion	2.8 million	18.7 million	7.5 million

December 31, 2005	$2.2 billion	2.8 million	11.8 million	5.8 million

Gross bookings increased by 49.1% for the year ended December 31, 2006, compared to the same period in 2005.  The increase was driven primarily by an increase of 85.6% in “agency” bookings for the year ended December 31, 2006, which was primarily attributable to (1) growth in our European operations, which are substantially comprised of Booking.com B.V. and Booking.com Limited, which were acquired in the third quarters of 2005 and 2004, respectively; (2) an increase in the average fare of our retail ticket service, and (3) the increased sale of retail rental cars.  Merchant gross bookings increased by 8.3% for the year ended December 31, 2006, over the same period in 2005.  The increase was primarily due to an increase in merchant gross bookings relating to our domestic retail hotel service, an increase in the average daily rate of our Name Your Own Price® hotel service and an increase in the sale of Name Your Own Price® rental car days.

Airline tickets sold increased by 0.2% for the year ended December 31, 2006, over the same period in 2005.  The increase in the number of airline tickets sold in the year ended December 31, 2006, compared to the same period in 2005, was primarily attributable to an increase in the sale of retail airline tickets, partially offset by a decrease in the sale of Name Your Own Price® airline tickets.

Hotel room nights sold increased by 58.6% for the year ended December 31, 2006, over the same period in 2005.  The increase in the number of hotel room nights sold in the year ended December 31, 2006, compared to the same period in 2005, was primarily due to growth in our hotel room nights sold through (1) our European operations, which are substantially comprised of Booking.com B.V. and Booking.com Limited, which were acquired in the third quarters of 2005 and 2004, respectively, and (2) our domestic retail hotel service.  This increase was partially offset by a decrease in the sale of Name Your Own Price® hotel room nights.  Our retail hotel service benefited from the enhanced integration of our retail and Name Your Own Price® services in the first quarter of 2006.   We believe that the benefit to our retail hotel service came partially at the expense of sales of Name Your Own Price® hotel room nights during the year ended December 31, 2006, as some amount of demand that may otherwise have been directed to the Name Your Own Price® service instead was directed to our retail hotel service.

Rental car days sold increased by 28.1% for the year ended December 31, 2006, over the same period in 2005, due to increases in sales of both our retail and Name Your Own Price® rental car services, which benefited from the launch of enhanced integration of retail and Name Your Own Price® services in the first quarter 2006, as well as from the launch of new features in 2005, including options for one-way destination and off-airport car rentals.

Revenues

We classify our revenue into three categories:

•                  Merchant revenues are derived from transactions where we are the merchant of record and are responsible for, among other things, collecting receipts from our customers, selecting suppliers and remitting payments to our suppliers.  Merchant revenues include (1) transaction revenues representing the selling price of Name Your Own Price® airline tickets, hotel rooms, rental cars and price-disclosed vacation packages; (2) transaction revenues representing the amount charged to a customer, less the amount charged by suppliers in connection with the hotel rooms provided through our merchant price-disclosed hotel service; (3) customer processing fees charged in connection with the sale of Name Your Own Price® airline tickets, hotel rooms and rental cars and merchant price-disclosed hotels; and (4) ancillary fees, including GDS reservation booking fees related to certain of the aforementioned transactions.

•                  Agency revenues are derived from travel related transactions where we are not the merchant of record and where the prices of our services are determined by third parties. Agency revenues include travel commissions, customer processing fees and GDS reservation booking fees related to certain of the aforementioned transactions and are reported at the net amounts received, without any associated cost of revenue.

•                  Other revenues are derived primarily from advertising on our websites.

We continue to experience a shift in the mix of our airline ticket business from a business historically focused exclusively on the sale of merchant (“opaque”) Name Your Own Price® travel services to a business that includes the sale of retail, price-disclosed travel services.  Because merchant Name Your Own Price® travel services are reported on a “gross” basis and retail travel services are primarily recorded on a “net” basis, revenue increases and decreases are impacted by changes in the mix of the sale of merchant and retail travel services and, consequently, gross profit has become an increasingly important measure of evaluating growth in our business.  Additionally, our European operations contributed approximately $182.7 million to our revenues for the year ended December 31, 2006, which are primarily recorded on a “net” basis.

	Year Ended December 31,
	2006	2005	Change
	($000)
Merchant Revenues	$904,169	$859,404	5.2%
Agency Revenues	213,900	99,051	116.0%
Other Revenues	5,034	4,205	19.7%
Total Revenues	$1,123,103	$962,660	16.7%

Merchant Revenues

Merchant revenues for the year ended December 31, 2006 increased 5.2% compared to the same period in 2005, primarily due to an increase in the sale of Name Your Own Price® rental car days, Name Your Own Price® hotel room nights, and vacation packages.  A substantial portion of the increase was due to services sold through our agreement with Orbitz, which we entered into on January 1, 2006.  Under our agreement with Orbitz, we paid fees in exchange for a link on the Orbitz website that directed traffic to the Name Your Own Price® service.  The agreement expired on December 31, 2006.  While the Orbitz agreement provided us with a good source of traffic, we believe it was likely dilutive in that many of the customers that we paid Orbitz for may have purchased our travel services anyway.  While the expiration of the Orbitz agreement may result in decreased merchant volume in 2007 — we estimate potentially up to approximately 5% of our 2007 merchant volume after taking into account estimated dilution - it frees up marketing dollars that we may use in other online channels.

Agency Revenues

Agency revenues for the year ended December 31, 2006 increased 116% compared to the same period in 2005, primarily as a result of (1) growth in our European operations, which contributed $179 million of agency revenue for the year ended December 31, 2006, and $67 million of agency revenue for the year ended December 31, 2005; and (2) increased sales of domestic retail hotel room nights and retail rental car days.  Results from our European operations are substantially comprised of Booking.com B.V. and Booking.com Limited, which were acquired in the third quarters of 2005 and 2004, respectively.

Other Revenues

Other revenues during the year ended December 31, 2006 consisted primarily of: (1) advertising revenues; and (2) fees for referring customers to pricelinemortgage.com for home financing services.  Other revenues for the year ended December 31, 2006 increased 19.7%, compared to the same period in 2005, primarily as a result of higher online advertising revenue related to the inclusion of results of operation from our online advertising company since it was acquired in June 2006.

Cost of Revenues and Gross Profit

	Year Ended December 31,
	2006	2005	Change
	($000)
Cost of Merchant Revenues	$722,004	$694,190	4.0%
% of Merchant Revenues	79.9%	80.8%
Cost of Agency Revenues	—	607	(100.0%)
% of Agency Revenues	0.0%	0.6%
Cost of Other Revenues	—	—	—
% of Other Revenues	—	—
Total Cost of Revenues	$722,004	$694,797	3.9%
% of Revenues	64.3%	72.2%

Cost of Revenues

During the year ended December 31, 2006, cost of revenues increased 3.9%, compared to the same period in 2005, due primarily to the fact that merchant revenues increased comparably in the same period.  Cost of revenues entirely reflect merchant Name Your Own Price® transactions, whose revenues are recorded “gross” with a corresponding cost of revenue while retail transactions are recorded “net” with no corresponding cost of revenues.

Cost of Merchant Revenues

For the year ended December 31, 2006, cost of merchant revenues consisted primarily of: (1) the cost of opaque hotel rooms from our suppliers, net of applicable taxes, (2) the cost of opaque airline tickets from our suppliers, net of the federal air transportation tax, segment fees and passenger facility charges imposed in connection with the sale of airline tickets; and (3) the cost of opaque rental cars from our suppliers, net of applicable taxes.  Cost of merchant revenues for the year ended December 31, 2006 increased 4.0%, compared to the same period in 2005, due primarily to the fact that merchant revenues increased comparably in the same period.  Merchant price-disclosed hotel revenues are recorded at their net amounts, which are amounts received less amounts paid to suppliers and therefore, there are no associated costs of merchant price-disclosed hotel revenues.

Cost of Agency Revenues

Agency revenues are recorded at their net amount, which are amounts received less amounts paid to suppliers, if any, and therefore, there are no costs of agency revenues.  For the year ended December 31, 2005, cost of agency revenues consisted exclusively of non-cash amortization expenses associated with acquisition activity.

Cost of Other Revenues

For the years ended December 31, 2006 and 2005, there were no costs of other revenues.

Gross Profit

Total gross profit for the year ended December 31, 2006 increased by 49.7% compared to the same period in 2005, primarily as a result of increased revenue from (1) our European operations, which are substantially comprised of Booking.com B.V. and Booking.com Limited, which were acquired in the third quarters of 2005 and 2004, respectively; and (2) increased sales of retail hotel room nights.  The contribution to gross profit from airline ticket sales during the year ended December 31, 2006 was negatively impacted by a decrease in net GDS fees per ticket as compared to the same period in 2005, which contributed to lower margins on retail ticket sales in particular. Total gross margin (gross profit expressed as a percentage of total revenue) increased during the year ended December 31, 2006, compared to the same period in 2005, because Name Your Own Price® transactions, whose revenues are recorded “gross” with a corresponding cost of revenue, represented a smaller percentage of transactions compared to retail, price-disclosed transactions which are primarily recorded “net” with no corresponding cost of revenues.  Because Name Your Own Price® transactions are reported “gross” and retail transactions are primarily recorded on a “net” basis, we believe that gross profit has become an increasingly important measure of evaluating growth in our business.

	Year Ended December 31,
	2006	2005	Change
	($000)
Merchant Gross Profit	$182,165	$165,214	10.3%
Merchant Gross Margin	20.1%	19.2%
Agency Gross Profit	213,900	98,444	117.3%
Agency Gross Margin	100.0%	99.4%
Other Gross Profit	5,034	4,205	19.7%
Other Gross Margin	100.0%	100.0%
Total Gross Profit	$401,099	$267,863	49.7%
Total Gross Margin	35.7%	27.8%

Merchant Gross Profit

Merchant gross profit consists of merchant revenues less the cost of merchant revenues. For the year ended December 31, 2006, merchant gross profit increased from the same period in 2005, primarily due to an increase in the sale of domestic merchant price-disclosed hotel room nights and Name Your Own Price® rental car days.  The contribution to merchant gross profit from Name Your Own Price® airline ticket sales during the year ended December 31, 2006 was negatively impacted by a decrease in net GDS fees per ticket as compared to the same period in 2005.  A substantial portion of the increase in merchant gross profit was due to services sold through our agreement with Orbitz, as discussed above.  Our agreement with Orbitz expired on December 31, 2006.  Merchant gross margin increased primarily because Name Your Own Price® transactions, whose revenues are recorded “gross” with a corresponding cost of revenue, represented a smaller percentage of transactions in the year ended December 31, 2006, when compared to merchant price-disclosed hotel transactions, which are recorded “net” with no corresponding cost of revenues.

Agency Gross Profit

Agency gross profit consists of agency revenues, which are recorded net of agency costs, if any.  For the year ended December 31, 2006, agency gross profit increased over the same period in 2005, primarily as a result of (1) growth in our European operations, which are substantially comprised of Booking.com B.V. and Booking.com Limited, which were acquired in the third quarters of 2005 and 2004, respectively; and (2) increased sales of retail hotel room nights and rental car days.

Other Gross Profit

During the year ended December 31, 2006, other gross profit increased from the same period in 2005 primarily as a result of higher online advertising revenues related to including results of operations from our online advertising company since it was acquired in June 2006.

Operating Expenses

Advertising
	Year Ended December 31,
	2006	2005	Change
	($000)
Offline Advertising	$31,831	$30,957	2.8%
% of Total Gross Profit	7.9%	11.6%
Online Advertising	$113,822	$58,535	94.5%
% of Total Gross Profit	28.4%	21.9%

Offline advertising expenses consist primarily of: (1) the expenses associated with domestic television, radio and print advertising; and (2) agency fees, the cost for creative talent and production costs for television and radio commercials. For the year ended December 31, 2006, offline advertising expenses were slightly higher than in the same period in 2005.  Online advertising expenses primarily consist of the costs of (1) search engine keyword purchases; (2) affiliate programs; (3) banner and pop-up advertisements; and (4) e-mail advertisements.  For the year ended December 31, 2006, online advertising expenses increased significantly over the same period in 2005, primarily due to an increase in online advertising expenses related to (1) supporting the growth of our European operations, which rely primarily on online advertising to drive their businesses and (2) an increase in our domestic online advertising, including fees paid pursuant to our agreement with Orbitz.

Sales and Marketing

	Year Ended December 31,
	2006	2005	Change
	($000)
Sales and Marketing	$42,119	$34,295	22.8%
% of Total Gross Profit	10.5%	12.8%

Sales and marketing expenses consist primarily of (1) credit card processing fees associated with merchant transactions; (2) fees paid to third-party service providers that operate our call centers; and (3) provisions for credit card chargebacks.  For the year ended December 31, 2006, sales and marketing expenses, which are substantially variable in nature, increased over the same period in 2005, primarily due to increased gross booking volumes.

Personnel

	Year Ended December 31,
	2006	2005	Change
	($000)
Personnel	$79,421	$49,659	59.9%
% of Total Gross Profit	19.8%	18.5%

Personnel expenses consist of compensation to our personnel, including salaries, bonuses, taxes, employee health benefits and stock-based compensation. For the year ended December 31, 2006, personnel expenses increased over the same period in 2005, primarily due to increased personnel expenses associated with head count growth of our European operations, which are substantially comprised of Booking.com B.V. and Booking.com Limited, which were acquired in the third quarters of 2005 and 2004, respectively, increased employee performance bonus expense and an increase in stock-based compensation due mainly to the adoption of SFAS 123(R) on January 1, 2006, which requires companies to record non-cash compensation expense related to stock-based awards granted to employees.  Stock-based compensation expense was approximately $14.9 million, for the year ended December 31, 2006, and approximately $4.2 million for the year ended December 31, 2005.

General and Administrative

	Year Ended December 31,
	2006	2005	Change
	($000)
General and Administrative	$28,587	$20,881	36.9%
% of Total Gross Profit	7.1%	7.8%

General and administrative expenses consist primarily of: (1) fees for outside professionals, including litigation expenses; (2) occupancy expenses; and (3) business insurance. General and administrative expenses increased during the year ended December 31, 2006, over the same period during 2005, due to increased general and administrative expenses associated with the growth of our European operations, which are substantially comprised of Booking.com B.V. and Booking.com Limited, which were acquired in the third quarters of 2005 and 2004, respectively, and additional fees for outside professionals and expenses related to pending litigation.  This increase was partially offset by the one-time receipt of certain franchise tax credits from the state of Connecticut in the amount of approximately $1.7 million.

Information Technology

	Year Ended December 31,
	2006	2005	Change
	($000)
Information Technology	$9,749	$10,622	(8.2)%
% of Total Gross Profit	2.4%	4.0%

Information technology expenses consist primarily of: (1) system maintenance and software license fees; (2) data communications and other expenses associated with operating our Internet sites; and (3) payments to outside contractors. For the year ended December 31, 2006, information technology expenses decreased domestically from the same period in 2005, in part due to efficiencies resulting from the integration of Travelweb’s operations.  This decrease was partially offset by increased information technology expenses associated with our European operations, which are substantially comprised of Booking.com B.V. and Booking.com Limited, which were acquired in the third quarters of 2005 and 2004, respectively.

Depreciation and Amortization

	Year Ended December 31,
	2006	2005	Change
	($000)
Depreciation and Amortization	$33,449	$25,366	31.9%
% of Total Gross Profit	8.3%	9.5%

Depreciation and amortization expenses consist of:  (1) amortization of intangible assets with determinable lives; (2) amortization of internally developed and purchased software, (3) depreciation of computer equipment; and (4) depreciation of leasehold improvements, office equipment and furniture and fixtures.  For the year ended December 31, 2006, depreciation and amortization expense increased from the same period in 2005, primarily as a result of increased non-cash acquisition related amortization expenses associated with our European operations, which are substantially comprised of Booking.com B.V. and Booking.com Limited, which were acquired in the third quarters of 2005 and 2004, respectively.

Restructuring Charge (Reversal), net

	Year Ended December 31,
	2006	2005	Change
	($000)
Restructuring Charge (Reversal), net	$135	$1,664	(91.9%)

In the year ended December 31, 2006, we recorded a restructuring charge of approximately $135,000 related to vacated leased property.  In the year ended December 31, 2005, we recorded a net restructuring charge of approximately $1.7 million, consisting of a $2 million restructuring charge related to vacated leased property and a $336,000 restructuring reversal related to estimated costs to complete certain restructuring activities in Europe.

Interest

	Year Ended December 31,
	2006	2005	Change
	($000)
Interest Income	$11,312	$5,550	103.8%
Interest Expense	(7,060)	(5,075)	39.1%
Total	$4,252	$475	795.2%

For the year ended December 31, 2006, interest income on cash and marketable securities increased over the same period in 2005, primarily due to higher prevailing interest rates and significantly higher cash balances in the fourth quarter of 2006.  Interest expense increased for the year ended December 31, 2006 over the same period in 2005, due primarily to an increase in debt balances in 2006, as well as an increase in prevailing interest rates on the variable portion of the interest rate swap agreement related to our 1% Convertible Senior Notes.

Taxes

	Year Ended December 31,
	2006	2005	Change
	($000)
Income Tax Benefit	$12,388	$156,277	(92.1%)

Income tax benefit for the years ended December 31, 2006 and 2005 differs from the expected tax expense at the U.S. statutory rate of 35% because it includes benefits amounting to $28.1 million and $170.5 million, respectively, resulting from a reversal of a portion of the valuation allowance on our deferred tax assets.  Other items resulting in a difference between our effective tax rate and the statutory rate include the foreign tax benefit of interest expense on intercompany debt, and lower foreign tax rates, partly offset by state income taxes.  In the fourth quarter of 2006, the Netherlands enacted a reduction in its statutory tax rate from 29.6% to 25.5%, effective January 1, 2007.  We recognized a benefit of $3.0 million in the fourth quarter of 2006 resulting from the impact on deferred taxes of the Netherlands tax rate reduction.  Due to our significant net operating loss carryforwards, we do not expect to pay significant cash taxes on our U.S. federal taxable income tax for the foreseeable future.  We expect to make cash payments for U.S. alternative minimum tax and for certain international taxes.

Equity in Income (Loss) of Investees and Minority Interests

	Year Ended December 31,
	2006	2005	Change
	($000)
Equity in Income (Loss) of Investees and Minority Interests	$(3,554)	$749	(574.5%)

Equity in income (loss) of investees and minority interests for the years ended December 31, 2006 and 2005, represented (1) minority interests associated with the ownership of priceline.com International that is held by certain managers of that business; and (2) equity in income (loss) of investees, principally comprised of our pro rata share of pricelinemortgage.com’s net results.  The change in equity in income of investees and minority interests versus the prior year was primarily due to an increase in the minority interest in the earnings of priceline.com International and a decrease in earnings of and an impairment charge recorded for our investment in pricelinemortgage.com.  Due to recent losses incurred by pricelinemortgage.com, we reviewed the carrying value of our investment for impairment.  Based upon recent operating results and future projected results, we determined that our investment was impaired on an other-than-temporary basis.  Accordingly, in the third quarter, we recognized a charge of $1.1 million to reduce the carrying value of our equity investment in pricelinemortgage.com to its estimated fair value.

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

The number of airline tickets, hotel room nights and rental car days sold through our websites and the related gross bookings were as follows:

Year Ended	Gross Bookings	Airline Tickets	Hotel Room Nights	Rental Car Days

December 31, 2005	$2.2 billion	2.8 million	11.8 million	5.8 million

December 31, 2004	$1.7 billion	2.8 million	7.8 million	5.1 million

Gross bookings increased by 32.0% for the year ended December 31, 2005, compared to the same period in 2004.  The increase was driven primarily by an increase of 81.6% in “agency” bookings for the year ended December 31, 2005, which was primarily attributable to (1) the inclusion of approximately $468 million of gross bookings from our European operations; (2) the increased sale of retail airline tickets; (3) the inclusion of agency gross bookings relating to our retail hotel service launched in March 2005; and (4) the increased sale of retail rental cars.  Merchant gross bookings increased by 1.1% for the year ended December 31, 2005.  The increase was primarily due to an increase in merchant price-disclosed hotel bookings, mostly offset by a decrease in the sale of opaque airline tickets.

Airline tickets sold decreased by 0.6% for the year ended December 31, 2005, over the same period in 2004.  The decrease in the number of airline tickets sold in the year ended December 31, 2005, compared to the same period in 2004, was primarily attributable to a significant percentage decrease in the sale of Name Your Own Price® airline tickets, largely offset by an increase in the sale of retail airline tickets.

Hotel room nights sold increased by 51.3% for the year ended December 31, 2005, over the same period in 2004.  The increase in the number of hotel room nights sold in the year ended December 31, 2005, compared to the same period in 2004, was primarily due to the inclusion of hotel room nights sold through our European operations, which are substantially comprised of Booking.com Limited and Booking.com B.V., which were acquired in the third quarters of 2004 and 2005, respectively, and our merchant price-disclosed hotel service, which was integrated after our acquisition of Travelweb during the second quarter 2004.  This increase was partially offset by a decrease in the sale of Name Your Own Price® hotel room nights, in part due to the increased focus on our website of our merchant price-disclosed hotel service.

Rental car days sold increased by 13.7% for the year ended December 31, 2005, over the same period in 2004 due to increases in sales of our opaque rental car service, increases in sales of our retail rental car service, which was launched in the fourth quarter of 2004, and the launch of new features, including options for one-way destination and off-airport car rentals.

Revenues

We continue to experience a shift in the mix of our airline ticket business from a business historically focused exclusively on the sale of merchant (“opaque”) Name Your Own Price® travel services to a business that includes the sale of retail, price-disclosed travel services.  Because merchant Name Your Own Price® travel services are reported on a “gross” basis and retail travel services are primarily recorded on a “net” basis, revenue increases and decreases are impacted by changes in the mix of the sale of merchant and retail travel services and, consequently, gross profit has become an increasingly important measure of evaluating growth in our business.  Additionally, our European operations contributed approximately $70 million to our revenues for the year ended December 31, 2005.  Revenues generated by our European operations are primarily recorded on a “net” basis.

	Year Ended December 31,
	2005	2004	Change
	($000)
Merchant Revenues	$859,404	$872,994	(1.6%)
Agency Revenues	99,051	38,601	156.6%
Other Revenues	4,205	2,777	51.4%
Total Revenues	$962,660	$914,372	5.3%

Merchant Revenues

Merchant revenue for the year ended December 31, 2005 decreased by 1.6%, compared to the same period in 2004 due to a substantial percentage decrease in the sale of Name Your Own Price® airline tickets, which was partially offset by an increase in merchant price-disclosed hotel bookings.  We believe that the decrease in the number of Name Your Own Price® airline tickets sold continued to be due primarily to low retail airline ticket prices and the availability of retail tickets on our website.  In particular, we believe that lower retail pricing causes customers who might normally be willing to make the tradeoffs associated with our Name Your Own Price® airline service in exchange for savings off of higher retail rates, to purchase travel services at the lower retail rates, or from “low-cost” carriers, without having to make any trade-offs.

Agency Revenues

Agency revenues for the year ended December 31, 2005 increased 157%, compared to the same period in 2004, primarily as a result of (1) the inclusion of approximately $67 million of agency revenue for the year ended December 31, 2005, from our European operations; and (2) increased sales of retail airline tickets, hotels and rental cars, partially offset by a decrease in Worldspan, L.P. GDS fees.  Results from our European operations consist of a full year of operations from Booking.com Limited, which was acquired in September 2004, and approximately six months of operations from Booking.com B.V., which was acquired in July 2005.

Other Revenues

Other revenues during the year ended December 31, 2005 consisted primarily of: (1) advertising revenues; and (2) fees for referring customers to pricelinemortgage.com for home financing services.  Other revenues for the year ended December 31, 2005 increased compared to the same period in 2004, primarily as a result of higher online advertising revenue.

Cost of Revenues and Gross Profit

	Year Ended December 31,
	2005	2004	Change
	($000)
Cost of Merchant Revenues	$694,190	$714,822	(2.9%)
% of Merchant Revenues	80.8%	81.9%
Cost of Agency Revenues	607	1,395	(56.5%)
% of Agency Revenues	0.6%	3.6%
Cost of Other Revenues	—	—	—
% of Other Revenues	—	—
Total Cost of Revenues	$694,797	$716,217	(3.0%)
% of Revenues	72.2%	78.3%

Cost of Revenues

During the year ended December 31, 2005, cost of revenues decreased by 3.0%, compared to the same period in 2004, due primarily to a shift in the mix of revenue from merchant services toward agency services that have higher gross margins.  Merchant Name Your Own Price® transactions, whose revenues are recorded “gross” with a corresponding cost of revenue, represented a smaller percentage of transactions as compared to retail transactions which are recorded “net” with no corresponding cost of revenues.

Cost of Merchant Revenues

For the year ended December 31, 2005, cost of merchant revenues consisted primarily of: (1) the cost of opaque hotel rooms from our suppliers, net of applicable taxes, (2) the cost of opaque airline tickets from our suppliers, net of the federal air transportation tax, segment fees and passenger facility charges imposed in connection with the sale of airline tickets; (3) the cost of opaque rental cars from our suppliers, net of applicable taxes; and (4) non-cash acquisition-related amortization expenses associated with the acquisition of Travelweb.  Cost of merchant revenues for the year ended December 31, 2005 decreased by 2.9%, compared to the same period in 2004, due primarily to a decrease in overall merchant revenues.  Merchant price-disclosed hotel revenues are recorded at their net amounts, which are amounts received less amounts paid to suppliers and therefore, there are no associated costs of merchant price-disclosed hotel revenues.

Cost of Agency Revenues

Agency revenues are recorded at their net amount, which are amounts received less amounts paid to suppliers, if any, and therefore, there are no costs of agency revenues.  For the years ended December 31, 2005 and 2004, cost of agency revenues consisted exclusively of non-cash acquisition related amortization expenses associated with our recent acquisitions.

Cost of Other Revenues

For the years ended December 31, 2005 and 2004, there were no costs of other revenues.

Gross Profit

Total gross profit for the year ended December 31, 2005 increased by 35.2% compared to the same period in 2004, primarily as a result of increased revenue from (1) the inclusion of results from our European operations which consist of a full year of operations from Booking.com Limited which was acquired in September 2004, and approximately six months of operations from Booking.com B.V., which was acquired in July 2005; and (2) increased sales of retail travel services.  Total gross margin (gross profit expressed as a percentage of total revenue) increased during the twelve month period ended December 31, 2005, compared to the same period in 2004, because Name Your Own Price® transactions, whose revenues are recorded “gross” with a corresponding cost of revenue, represented a smaller percentage of transactions compared to agency and merchant price-disclosed transactions which are primarily recorded “net” with no corresponding cost of revenues.  Because Name Your Own Price® transactions are reported “gross” and retail transactions are primarily recorded on a “net” basis, we believe that gross profit has become an increasingly important measure of evaluating growth in our business.

	Year Ended December 31,		Change
	2005	2004
	($000)

Merchant Gross Profit	$165,214	$158,172	4.5%
Merchant Gross Margin	19.2%	18.1%
Agency Gross Profit	98,444	37,206	164.6%
Agency Gross Margin	99.4%	96.4%
Other Gross Profit	4,205	2,777	51.4%
Other Gross Margin	100.0%	100.0%
Total Gross Profit	$267,863	$198,155	35.2%
Total Gross Margin	27.8%	21.7%

Merchant Gross Profit

Merchant gross profit consists of merchant revenues less the cost of merchant revenues. For the year ended December 31, 2005, merchant gross profit increased from the same period in 2004, primarily due to the inclusion of gross profit relating to our merchant price-disclosed hotel service and growth in our Name Your Own Price® rental car service, partially offset by a substantial decrease in the sale of Name Your Own Price® airline tickets.  Merchant gross margin increased primarily because Name Your Own Price® transactions, whose revenues are recorded “gross” with a corresponding cost of revenue, represented a smaller percentage of transactions in the year ended December 31, 2005, when compared to merchant price-disclosed hotel transactions, which are recorded “net” with no corresponding cost of revenues.

Agency Gross Profit

Agency gross profit consists of agency revenues, which are recorded net of agency costs, if any.  For the year ended December 31, 2005, agency gross profit increased over the same period in 2004, primarily due to the inclusion of the results of our European operations, and an increase in the sale of retail airline tickets, hotels and rental cars, partially offset by a decrease in Worldspan, L.P. GDS fees.

Other Gross Profit

During the year ended December 31, 2005, other gross profit increased from the same period in 2004 primarily as a result of higher online advertising revenues.

Operating Expenses

Advertising
	Year Ended December 31,		Change
	2005	2004
	($000)
Offline Advertising	$30,957	$33,476	(7.5%)
% of Total Gross Profit	11.6%	16.9%
Online Advertising	$58,535	$27,480	113.0%
% of Total Gross Profit	21.9%	13.9%

Offline advertising expenses consist primarily of: (1) the expenses associated with television and radio advertising; and (2) agency fees, the cost for creative talent and production costs for television and radio commercials. For the year ended December 31, 2005, offline advertising expenses were lower than in the same period in 2004, as we shifted more of our advertising budget to online.  Online advertising expenses primarily consist of the costs of (1) search engine keyword purchases; (2) affiliate programs; (3) banner and pop-up advertisements; and (4) e-mail advertisements.  For the year ended December 31, 2005, online advertising expenses increased over the same period in 2004, primarily due to the inclusion of the online advertising expenses related to our European operations and our merchant price-disclosed hotel service, each of which relies primarily on online advertising to drive its business.

Sales and Marketing

	Year Ended December 31,		Change
	2005	2004
	($000)
Sales and Marketing	$34,295	$32,091	6.9%
% of Total Gross Profit	12.8%	16.2%

Sales and marketing expenses consist primarily of (1) credit card processing fees associated with merchant transactions; (2) fees paid to third-party service providers that operate our call centers; and (3) provisions for credit card charge-backs.  For the year ended December 31, 2005, sales and marketing expenses, which are substantially variable in nature, increased over the same period in 2004, due to increased gross booking volumes and the inclusion of sales and marketing expenses associated with our European operations.

Personnel

	Year Ended December 31,		Change
	2005	2004
	($000)
Personnel	$49,659	$35,574	39.6%
% of Total Gross Profit	18.5%	18.0%

Personnel expenses consist of compensation to our personnel, including salaries, bonuses, taxes, employee health benefits and stock based compensation. For the year ended December 31, 2005, personnel expenses increased over the same period in 2004, primarily due to the inclusion of personnel expenses associated with our European operations and an increase in stock-based compensation associated with restricted stock grants to employees and directors.  Stock based compensation expense was approximately $4.2 million for the year ended December 31, 2005, and approximately $0.6 million for the year ended December 31, 2004.

General and Administrative

	Year Ended December 31,		Change
	2005	2004
	($000)
General and Administrative	$20,881	$16,452	26.9%
% of Total Gross Profit	7.8%	8.3%

General and administrative expenses consist primarily of: (1) fees for outside professionals; (2) business insurance; (3) occupancy expenses; and (4) litigation related expenses. General and administrative expenses increased during the year ended December 31, 2005 over the same period during 2004, due to the inclusion of our European operations and additional fees for outside professionals and expenses related to pending litigation.

Information Technology

	Year Ended December 31,		Change
	2005	2004
	($000)
Information Technology	$10,622	$9,171	15.8%
% of Total Gross Profit	4.0%	4.6%

Information technology expenses consist primarily of: (1) system maintenance and software license fees; (2) data communications and other expenses associated with operating our Internet sites; and (3) payments to outside contractors. For the year ended December 31, 2005, information technology expenses increased from the same period in 2004 primarily due to the inclusion of information technology expenses associated with our European operations.

Depreciation and Amortization

	Year Ended December 31,		Change
	2005	2004
	($000)
Depreciation and Amortization	$25,366	$13,501	87.9%
% of Total Gross Profit	9.5%	6.8%

Depreciation and amortization expenses consist of:  (1) amortization of intangible assets with determinable lives; (2) amortization of internally developed and purchased software, (3) depreciation of computer equipment; and (4) depreciation of leasehold improvements, office equipment and furniture and fixtures.  For the year ended December 31, 2005, depreciation and amortization expense increased from the same period in 2004, primarily as a result of the inclusion of non-cash acquisition related amortization expenses associated with our European operations.

Restructuring Charge (Reversal), net

	Year Ended December 31,		Change
	2005	2004
	($000)
Restructuring Charge (Reversal), net	$1,664	$(12)	NM

In 2005, we recorded a net restructuring charge of $1.7 million, comprised of a $2.0 million charge based upon a re-evaluation of the estimated costs related to leased property originally vacated in 2000, partly offset by a $0.3 million reversal based upon a re-evaluation of estimated costs to complete certain European restructuring activities.

Interest

	Year Ended December 31,
	2005	2004	Change
	($000)
Interest Income	$5,550	$5,112	8.6%
Interest Expense	(5,075)	(3,722)	36.4%
Total	$475	$1,390	(65.8%)

For the year ended December 31, 2005, interest income on cash and marketable securities increased over the same period in 2004, primarily due to higher prevailing interest rates.  Interest expense increased for the year ended December 31, 2005 over the same period in 2004 because our 2.25% Convertible Senior Notes issued in June 2004 were outstanding for the entire twelve month period in 2005.

Taxes

For the year ended December 31, 2005, we recorded an income tax benefit of approximately $156 million.  This principally resulted from a non-cash tax benefit recorded in the third quarter of 2005 of $171 million, relating to the reversal of a portion of our valuation allowance on our deferred tax assets. The non-cash tax benefit was recorded pursuant to the provisions of Statement of Financial Accounting Standards No. 109, that require a company to release a portion of its deferred tax asset valuation allowance when it becomes more likely than not that it will realize all or some portion of its deferred tax assets. Due to our significant net operating loss carryforwards, we do not expect to pay cash taxes on our U.S. federal taxable income for the foreseeable future.  As a result of the reversal, we recorded a mostly non-cash $12.5 million provision for U.S. income tax expense in our Consolidated Financial Statements in 2005, and will continue to record a non-cash provision for U.S. income tax expense in future periods.  This non-cash U.S. income tax provision will materially negatively impact net income and earnings per share in subsequent periods as compared to prior periods.  We expect to make cash tax payments for U.S. alternative minimum taxes and for certain international taxes.

Equity in Income (Loss) of Investees and Minority Interests

	Year Ended December 31,
	2005	2004	Change
	($000)
Equity in Income (Loss) of Investees and Minority Interests	$749	($511)	246.6%

Equity in income of investees and minority interests for the years ended December 31, 2005 and 2004, represented (1) our pro rata share of pricelinemortgage.com’s net results, (2) minority interests associated with the 8.5% ownership of priceline.com International that is held by certain managers of that business and (3) until May 2004, our pro rata share of Travelweb’s net results.  The increase in equity in income of investees and minority interests versus the prior year was primarily due to increases in equity in income of investees related to (1) our equity in the increase in pricelinemortgage.com’s net income in both periods and (2) the exclusion of our equity in the net loss of Travelweb subsequent to our acquisition of Travelweb in May 2004.  This increase was partially offset by the inclusion of the aforementioned minority interests in priceline.com International.

Liquidity and Capital Resources

As of December 31, 2006, we had $431.6 million in cash, cash equivalents and short-term investments.  We generally invest excess cash to make such funds readily available for operating purposes.  Cash equivalents and short-term investments are primarily comprised of highly liquid, high quality, investment grade debt instruments.

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

Net cash provided by operating activities for the year ended December 31, 2006, was $112.1 million, resulting from net income of $74.5 million, non-cash items not affecting 2006 cash flows of $32.7 million and $4.9 million of positive changes in working capital.  The changes in working capital for the year ended December 31, 2006, were primarily related to a $27.4 million increase in accounts payable, accrued expenses and other current liabilities, partially offset by an $21.2 million increase in accounts receivable.  The increases in accounts receivable and accounts payable were primarily due to an increase in merchant bookings in the fourth quarter of 2006 compared to the same period in 2005.  Accrued expenses and other current liabilities increased primarily due to an $8.2 million increase in bonus accruals and a $5.0 million increase in on-line advertising accruals.  Non-cash items were primarily associated with the deferred income tax benefit, stock-based compensation expense, depreciation and amortization.  The non-cash deferred income tax benefit resulted primarily from the $28.1 million reversal of a portion of our deferred income tax valuation allowance.  Net cash provided by operating activities for the year ended December 31, 2005 was $62.6 million, resulting from net income of $192.7 million, less non-cash items of $124.2 million, and $5.9 million of changes in working capital.  The changes in working capital for the year ended December 31, 2005, were primarily related to an $8.3 million increase in accounts receivable offset by a $1.7 million increase in accounts payable, accrued expenses and other liabilities.  The increase in accounts receivable was primarily due to an increase in revenues and timing of collections.  Non-cash items were primarily associated with the deferred income tax benefit, depreciation and amortization of intangible assets.  The deferred income tax benefit resulted primarily from the $171 million non-cash reversal of a portion of our deferred tax valuation allowance.

Net cash provided by investing activities was $68.8 million for the year ended December 31, 2006.  Investing activities were affected by $64.9 million of net redemptions of short-term investments for the year ended December 31, 2006.  Restricted cash decreased by $19.9 million in 2006 as we are no longer required to collateralize outstanding letters of credit with restricted cash balances.  Net cash used in investing activities was approximately $94.5 million for the year ended December 31, 2005, due primarily to the acquisition of Booking.com B.V. and purchases of property and equipment, partially offset by net redemptions of short-term investments of $50.5 million.  Cash invested in purchases of property and equipment was $12.9 million and $11.0 million in the year ended December 31, 2006 and 2005, respectively.

Net cash provided by financing activities was approximately $157.3 million for the year ended December 31, 2006.  The cash provided by financing activities during the year ended December 31, 2006 was primarily related to the issuance of $345 million of senior convertible notes and $14.1 million of proceeds from the exercise of employee stock options, offset by $135.8 million of treasury stock purchases, $9.1 million of debt issuance costs, $37.4 million for the purchase of conversion spread hedges and the purchase of $19.8 million of stock in priceline.com International held by minority interest shareholders.  Net cash provided by financing activities of $13.2 million for the year ended December 31, 2005 was primarily proceeds from the sale of our minority interest in subsidiary and the exercise of employee stock options.

As more fully discussed in Note 17 to the Consolidated Financial Statements, as of December 31, 2006, the total aggregate minority interest in priceline.com International on a fully diluted basis was approximately 6.4%.  The aggregate fair value of the remaining minority interest in priceline.com International is estimated to be approximately $62.7 million at December 31, 2006, including unvested restricted stock and restricted stock units.  We expect the future fair value of the minority interest to grow based upon expected continued strong performance of the European business.

The following table represents the Company’s material contractual obligations and commitments as of December 31, 2006 (see Note 19 to the Consolidated Financial Statements):

	Payments due by Period (in thousands)

	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years

Operating lease obligations	$21,629	$4,292	$8,723	$6,384	$2,230

Convertible debt (1)	591,114	5,656	134,542	276,475	174,441

Series B mandatorily redeemable preferred stock (2)	13,470	13,470	—	—	—

Minority interest (3)	62,739	37,720	25,019	—	—

Total	$688,952	$61,138	$168,284	$282,859	$176,671

(1)          Assumes redemption of (a) $125 million aggregate principal amount of 1% Senior Convertible Notes in August 2008, (b) $100 million aggregate principal amount of 2.25% Senior Convertible Notes in January 2010, (c) $172.5 million aggregate principal amount of 0.50% Senior Convertible Notes in September 2011, and (d) $172.5 million aggregate principal amount of 0.75% Senior Convertible Notes in September 2013.  Assumes no early conversion or call of the aforementioned notes. The Notes become convertible if certain specified conditions are met, including if our stock price exceeds contingent conversion levels for a specified period.  Subsequent to December 31, 2006, the closing price of our common stock has exceeded the contingent conversion prices for our notes.   If the closing price exceeds the contingent conversion prices for 20 days in the specified conversion periods some or all of our convertible notes would become convertible at the holder’s option requiring us to classify the related outstanding debt balance as a current liability in our consolidated balance sheet.   The holders of the 1% and 2.25% notes may also require us to repurchase the notes on August 1, 2008, and January 15, 2010, respectively.  The amounts also include interest payable on the Notes.

(2)          On January 12, 2007, Delta exercised warrants to purchase 756,199 shares of our common stock by surrendering 13,470 shares of Series B Preferred Stock, representing all of the remaining outstanding shares of Series B Preferred Stock.

(3)          Assumes holders of minority interests put their shares to us at the earliest possible date based upon the estimated fair value at December 31, 2006 (see Note 17 for terms of put provisions).

Priceline.com leases office space in buildings in Norwalk, Connecticut; Cambridge England (Booking.com Limited); and Amsterdam, Netherlands (Booking.com B.V.).  These leases are accounted for as operating leases.  The operating lease obligations represent the minimum payments for our operating leases. See Note 19 to our Consolidated Financial Statements.

We used a portion of the net proceeds from the issuance of the 2011 Notes and the 2013 Notes to purchase the Conversion Spread Hedges and to repurchase 3.85 million shares of our common stock at a cost of $129.6 million.  We used a portion of the net proceeds from the issuance of the 1% Notes and the 2.25% Notes in the acquisitions of Travelweb and Booking.com Limited in 2004, and in the acquisition of Booking.com B.V. in July 2005.  The remaining proceeds are available for general corporate purposes, strategic uses and working capital requirements.

Excluded from the table above are other long-term liabilities and letters of credit of approximately $14.5 million that were issued in favor of certain suppliers and landlords. The letters of credit expire between March 2007 and March 2008 and are generally subject to automatic renewal upon expiration of the letter of credit.  Also excluded are employment agreements with certain members of senior management that provide for cash severance payments of approximately $15 million (which does not include the estimated value of such benefits as continuation of medical or dental benefits or the impact of excise tax gross-up).

Our Series B Preferred Stock has a liquidation preference of $1,000 per share plus an amount equal to any dividends accrued or accumulated but not paid, and is subject to mandatory redemption on February 6, 2007.  There were 13,470 shares of our Series B Preferred Stock outstanding at December 31, 2006.  These shares were tendered as consideration for the exercise price for warrants to purchase our common stock by Delta Airlines, Inc. on January 12, 2007, and as a result, there are no longer any shares of our Series B Preferred Stock outstanding as of that date.

Our outstanding senior convertible notes become convertible if certain specified conditions are met; including if our stock price exceeds contingent conversion levels for a specified conversion period (see Note 13 to the Consolidated Financial Statements).  Subsequent to December 31, 2006, the closing price of our common stock has exceeded the contingent conversion prices for our notes.   If the closing price exceeds the contingent conversion prices for 20 days in the specified 30 day conversion periods some or all of our convertible notes would become convertible at the holder’s option requiring us to classify the related outstanding debt balance as a current liability in our consolidated balance sheet.  We believe it is highly unlikely that a significant portion of the notes would be converted prior to maturity because the market value of the notes exceeds the value that holders would receive upon conversion.  However, if holders elect to convert, we would likely fund the repayment with existing cash and cash equivalents, short-term investments, common stock issuances and/ or additional borrowings.

We believe that our existing cash balances and liquid resources will be sufficient to fund our operating activities, capital expenditures and other obligations through at least the next twelve months. However, if during that period or thereafter, we are not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, we may be required to reduce our planned capital expenditures and scale back the scope of our business plan, either of which could have a material adverse effect on our future financial condition or results of operations. If additional funds were raised through the issuance of equity securities, the percentage ownership of our then current stockholders would be diluted.  There are no assurances that we will generate sufficient cash flow from operations in the future, that revenue growth or sustained profitability will be realized or that future borrowings or equity sales will be available in amounts sufficient to make anticipated capital expenditures, finance our strategies or repay our indebtedness.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

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

We did not experience any material changes in interest rate exposures during the year ended December 31, 2006.  Based upon economic conditions and leading market indicators at December 31, 2006, we do not foresee a significant adverse change in interest rates in the near future.

As of December 31, 2006, the carrying value of our debt is approximately $568.9 million.  We estimate that the fair market value of such debt was approximately $692.3 million as of December 31, 2006.

As of December 31, 2006, we held an interest rate swap agreement on $45 million notional value of our fixed rate debt.  The fair value cost to terminate this swap as of December 31, 2006 was approximately $1.2 million.  A 10% adverse fluctuation in the 3-month LIBOR rate as of December 31, 2006, would increase the cost to terminate the interest rate swap by approximately $293,000.  Any increase or decrease in the fair value of the Company’s interest rate sensitive derivative instrument would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying debt.

As a result of the acquisitions of our European operations, we are conducting a significant and growing portion of our business outside the United States through subsidiaries with Euros and British pounds as their functional currency.  As a result, we face exposure to adverse movements in currency exchange rates as the financial results of our European operations are translated from local currency into U.S. dollars upon consolidation.  If the U.S. dollar weakens against the local currency, the translation of these foreign-currency-denominated balances will result in increased net assets, net revenues, operating expenses, and net income or loss.  Similarly, our net assets, net revenues, operating expenses, and net income or loss will decrease if the U.S. dollar strengthens against local currency. Additionally, foreign exchange rate fluctuations on transactions denominated in currencies other than the functional currency result in gains and losses that are reflected in our Consolidated Statement of Operations.  Our European operations are subject to risks typical of international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility.

In 2006 and 2005, we entered into foreign exchange forward contracts to minimize the impact of short-term foreign currency fluctuations on our consolidated operating results.  As of December 31, 2006, contracts with notional values of 17.6 million Euros were outstanding to minimize the impact of short-term foreign currency fluctuations on our consolidated operating results.  There were no foreign exchange contracts outstanding as of December 31, 2005.  We may enter into additional forward contracts or other economic hedges in the future.

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

Consolidated Balance Sheets as of December 31, 2006 and 2005; Consolidated Statements of Operations, Changes in Stockholders’ Equity and Cash Flows for the years ended December 31, 2006, 2005 and 2004; Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm.

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

Based on our evaluation, our management concluded that our internal controls over financial reporting were effective as of December 31, 2006.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls.  No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the quarter ended December 31, 2006 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

In July 2005, we acquired Booking.com B.V., and as a result of that acquisition, we have undertaken a review of their internal controls and intend to make changes, if necessary, that we believe to be appropriate to those internal controls as we integrate its business with ours. In addition, in the second quarter of 2006, we started to implement a new financial accounting system at Booking.com B.V., which is expected to improve efficiency and support growth. The implementation of this financial accounting system is expected to occur in phases through 2007 and will likely affect the processes that constitute the Company’s internal control over financial reporting.  As we further integrate Booking.com B.V.’s business and continue with the system implementation, we will continue to review its internal controls and may take further steps to ensure that its internal controls are effective and integrated appropriately.

Item 9B. Other Information

None.

PART III

Item 10. Directors; Executive Officers and Corporate Governance

Information required by Part III, Item 10, will be included in our Proxy Statement relating to our 2007 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2006, and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by Part III, Item 11, will be included in our Proxy Statement relating to our 2007 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2006, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Part III, Item 12, will be included in our Proxy Statement relating to our 2007 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2006, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by Part III, Item 13, will be included in our Proxy Statement relating to our 2007 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2006, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by Part III, Item 14, will be included in or Proxy Statement relating to our 2007 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2006, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)                                  List of Documents Filed as a Part of this Annual Report on Form 10-K:

The following Consolidated Financial Statements of the Company and the report of our independent registered public accounting firm are filed as part of this Annual Report on Form 10-K.

Consolidated Balance Sheets as of December 31, 2006 and 2005; and the related Consolidated Statements of Operations, Changes in Stockholders’ Equity and Cash Flows for the years ended December 31, 2006, 2005 and 2004; Notes to Consolidated Financial Statements; and Report of Independent Registered Public Accounting Firm.

(b)                                 Exhibits

The exhibits listed below are filed as a part of this Annual Report on Form 10-K.

Exhibit Number	Description

2.1(x)	Share Sale and Purchase Agreement, dated July 14, 2005 by and between the Registrant, ACME Limited and Blue Sky Investments B.V.
2.2(aa)	Articles of Association of priceline.com International Limited, as amended.
3.1(a)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(b)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant
3.3(a)	By-Laws of the Registrant.
4.(1)	Reference is hereby made to Exhibits 3.1, 3.2 and 3.3.
4.2(a)	Specimen Certificate for Registrant’s Common Stock.
4.3(a)	Amended and Restated Registration Rights Agreement, dated as of December 8, 1998, among the Registrant and certain stockholders of the Registrant.
4.4(b)	Registration Rights Agreement, dated as of August 1, 2003, among the Registrant and the initial purchasers named therein.
4.5(b)	Indenture, dated as of August 1, 2003, between the Registrant and American Stock Transfer & Trust Company, as Trustee (including the form of note contained therein).
4.6(b)	Supplemental Indenture, dated as of October 22, 2003, between the Registrant and American Stock Transfer & Trust Company, as Trustee.
4.7(d)	Second Supplemental Indenture, dated as of December 13, 2004, between the Registrant and American Stock Transfer & Trust Company, as Trustee.
4.8(c)	Registration Rights Agreement, dated as of June 28, 2004, among priceline.com Incorporated and the initial purchasers named therein.
4.9(c)	Indenture, dated as of June 28, 2004, between the Registrant and American Stock Transfer & Trust Company, as Trustee (including the form of note contained therein).
4.10(d)	First Supplemental Indenture, dated as of December 13, 2004, between the Registrant and American Stock Transfer & Trust Company, as Trustee.
4.11(b)	Certificate of Designation, Preferences and Rights of Series A Convertible Redeemable PIK Preferred Stock of the Registrant.
4.12(b)	Certificate of Designation, Preferences and Rights of Series B Redeemable Preferred Stock of the Registrant.
4.13(gg)	Indenture, dated as of September 27, 2006, between priceline.com Incorporated and American Stock Transfer and Trust Company, as Trustee.
4.14(gg)	Registration Rights Agreement, dated as of September 27, 2006, between priceline.com Incorporated and Goldman Sachs & Co., as representative of the Initial Purchasers.
4.15(ii)	Indenture relating to New 1.00% Notes, dated as of November 6, 2006, between priceline.com Incorporated and American Stock Transfer and Trust Company, as Trustee.

4.16(ii)	Indenture relating to New 2.25% Notes, dated as of November 6, 2006, between priceline.com Incorporated and American Stock Transfer and Trust Company, as Trustee.
10.1(a)+	1997 Omnibus Plan of the Registrant.
10.2(e)+	1999 Omnibus Plan of the Registrant, as amended.
10.3(f)+	Priceline.com 2000 Employee Stock Option Plan.
10.4(e)+	Form of Stock Option Grant Agreement.
10.5(e)+	Form of Restricted Stock Agreement for restricted stock grants to Board of Directors.
10.6(g)+	Form of Base Restricted Stock Agreement (U.S.).
10.7(g)+	Form of Base Restricted Stock Agreement (U.K.).
10.8(g)+	Form of Restricted Stock Agreement with covenants (U.S.).
10.9(g)+	Employment Agreement, dated February 7, 2005, by and between Jeffery H. Boyd and the Registrant.
10.10(g)+	Restricted Stock Agreement, dated February 1, 2005, between Jeffery H. Boyd and the Registrant.
10.12(f)+	Employment Agreement, dated November 20, 2000, between the Registrant and Robert Mylod.
10.13(j)+	Amendment to Employment Agreement, dated June 15, 2001, by and between the Registrant and Robert Mylod.
10.14(h)+	Stock Option and Restricted Stock Agreement, dated November 20, 2000, by and between the Registrant and Robert Mylod.
10.15(g)+	Restricted Stock Agreement, dated February 1, 2005, between Robert J. Mylod, Jr. and the Registrant.
10.16(h)+	Employment Agreement, dated December 20, 2000, by and between the Registrant and Ronald Rose.
10.17(k)+	Employment Agreement, dated February 8, 2006, by and between the Registrant and Peter J. Millones.
10.18(i)+	Employment Letter Agreement, dated January 2, 2002, by and between the Registrant and Brett Keller.
10.19(g)+	Employment Agreement, dated February 7, 2005, by and between the Registrant and Chris Soder.
10.20(a)*	General Agreement, dated August 31, 1998, by and among the Registrant, Priceline Travel, Inc. and Delta Air Lines, Inc.
10.21(a)*	Airline Participation Agreement, dated August 31, 1998, by and among the Registrant, Priceline Travel, Inc. and Delta Air Lines, Inc.
10.22(a)*	Amendment to the Airline Participation Agreement and the General Agreement, dated December 31, 1998, between and among the Registrant, Priceline Travel, Inc. and Delta Air Lines, Inc.
10.23(l)	Letter Agreement, dated July 16, 1999, between the Registrant and Delta Air Lines, Inc.
10.24(m)	Master Agreement, dated November 17, 1999, between the Registrant and Delta Air Lines, Inc.
10.25(m)	Amendment to the Airline Participation Agreement and the General Agreement, dated November 17, 1999, by and among the Registrant, Priceline Travel, Inc. and Delta Air Lines, Inc.
10.26(n)	Stockholder Agreement, dated February 6, 2001, between the Registrant and Delta Air Lines, Inc.
10.27(n)	Warrant Agreement, dated February 6, 2001, by and between the Registrant and Delta Air Lines, Inc.
10.28(o)*	Formation and Funding Agreement, dated as of March 17, 2000, by and between the Registrant and Alliance Partners, L.P.
10.29(p)	Stock Purchase Agreement, dated as of February 15, 2001, among the Registrant, Prime Pro Group Limited and Forthcoming Era Limited.
10.30(p)	Registration Rights Agreement, dated as of February 15, 2001, among the Registrant, Prime Pro Group Limited and Forthcoming Era Limited.
10.31(q)	Stockholders’ Agreement by and among the Registrant, Prime Pro Group Limited, Forthcoming Era Limited, Potton Resources Limited and Ultimate Pioneer Limited, dated as of June 5, 2001.
10.32(i)	Subscriber Entity Agreement, dated October 1, 2001, by and between Worldspan, L.P. and the Registrant.
10.33(i)	Amendment to the Worldspan, L.P. Subscriber Agreement, dated October 1, 2001, by and between Worldspan, L.P. and the Registrant.
10.34(r)*	Second Amendment to the Worldspan Subscriber Entity Agreement, dated April 1, 2003, by and between the Registrant and Worldspan, L.P.

10.35(t)	Restructuring Agreement, dated as of October 3, 2003, between Hutchison-Priceline Limited, Trio Happiness Limited and PCLN Asia, Inc.
10.36(t)	Amended and Restated Securityholders’ Agreement, dated as of October 3, 2003, among Hutchison-Priceline Limited, PCLN Asia, Inc. and Trio Happiness Limited.
10.37(t)	Master Agreement, dated as of November 20, 2003, between Credit Suisse First Boston International and the Registrant.
10.38(t)	Schedule to the Master Agreement, dated as of November 20, 2003 between Credit Suisse First Boston International and the Registrant.
10.39(t)	Letter Agreement, dated November 26, 2003, between Credit Suisse First Boston International and pricleine.com Incorporated.
10.40(t)

Securities Purchase Agreement dated as of May 3, 2004, between Lowestfare.com Incorporated, Hilton Electronic Distribution Systems, LLC, HT-HDS, Inc., MI Distribution, LLC, Starwood Resventure LLC, Pegasus Business Intelligence, LP and Travelweb LLC.

10.41(v)	Sale and Purchase Agreement dated September 21, 2004 by and among Priceline.com Holdco U.K. Limited and the security holders of Active Hotels Limited listed therein.
10.42(k)+	Form of priceline.com Incorporated 1999 Omnibus Plan Restricted Stock Agreement for Non-Employee Directors.
10.43(y)+	Stock Option Grant Agreement with Ralph M. Bahna.
10.44(y)+	Indemnification Agreement, dated June 2, 2005, by and between the Registrant and Marshall Loeb.
10.45(z)+	Employment Agreement, dated September 21, 2004, by and between Andrew J. Phillipps and Active Hotels Limited.
10.46(z)+	Subscription Letter for Purchased Ordinary Shares of Active Hotels Limited, dated September 21, 2004, with Andrew J. Phillipps.
10.47(z)+	Subscription Letter for Granted Ordinary Shares of Active Hotels Limited, dated September 21, 2004, with Andrew J. Phillipps.
10.48(z)+

Terms and Conditions of Participation in the priceline.com International Limited Management Incentive Plan, dated July 14, 2005, by and between Andrew J. Phillipps and priceline.com International Limited.

10.49(bb)+	Letter agreement, dated October 19, 2005 by and between the Registrant and Daniel J. Finnegan.
10.50(bb)+	Restricted Stock Grant Agreement, dated October 19, 2005, reflecting grant of restricted stock to Daniel J. Finnegan.
10.51(bb)+	Part-Time Employment and Transition Agreement, dated October 20, 2005, by and between the Registrant and Thomas P. D’Angelo.
10.52(cc)+	Employment Agreement, dated July 14, 2005 between Bookings Europe B.V. and Stef Norden.
10.53(cc)+	Form of Registrant’s 1999 Omnibus Plan Award Agreement — Restricted Stock Units for Employees in the Netherlands.
10.54(dd)+	Form of Performance Share Agreement under the priceline.com Incorporated 1999 Omnibus Plan.
10.55(ee)	Underwriting Agreement, dated September 5, 2006, among priceline.com Incorporated, the selling stockholders listed on Schedule II thereto and Goldman, Sachs & Co.
10.56(ff)	Purchase Agreement, dated as of September 21, 2006, between priceline.com Incorporated and Goldman Sachs & Co., as representative of the Initial Purchasers.
10.57(ff)	Confirmation of 5-Year Issuer Capped Share Call Option Transaction between Goldman, Sachs & Co. and priceline.com Incorporated, dated as of September 21, 2006.
10.58(ff)	Confirmation of 7-Year Issuer Capped Share Call Option Transaction between Goldman, Sachs & Co. and priceline.com Incorporated, dated as of September 21, 2006.
10.59(ff)	Confirmation of 5-Year Issuer Capped Share Call Option Transaction between Merrill Lynch, Pierce, Fenner & Smith Incorporated and priceline.com Incorporated, dated as of September 21, 2006.
10.60(ff)	Confirmation of 7-Year Issuer Capped Share Call Option Transaction between Merrill Lynch, Pierce, Fenner & Smith Incorporated and priceline.com Incorporated, dated as of September 21, 2006.
10.61(hh)

Amendment dated October 11, 2006, to Confirmation of 5-Year Issuer Capped Share Call Option Transaction between Goldman, Sachs & Co. and priceline.com Incorporated, dated as of September 21, 2006 and Confirmation of 7-Year Issuer Capped Share Call Option Transaction between Goldman, Sachs & Co. and priceline.com Incorporated, dated as of September 21, 2006.

10.62(hh)

Amendment dated October 11, 2006, to Confirmation of 5-Year Issuer Capped Share Call Option Transaction between Merrill Lynch, Pierce, Fenner & Smith Incorporated and priceline.com Incorporated, dated as of September 21, 2006 and Confirmation of 7-Year Issuer Capped Share Call Option Transaction between Merrill Lynch, Pierce, Fenner & Smith Incorporated and priceline.com Incorporated, dated as of September 21, 2006.

10.63(jj)	Underwriting Agreement, dated December 4, 2006, among priceline.com Incorporated, the selling stockholders listed on Schedule II thereto and Goldman, Sachs & Co.
12.1	Calculation of ratio of earnings to fixed charges.
14(t)	Priceline.com Incorporated Code of Business Conduct and Ethics.
21	List of Subsidiaries.
23.1	Consent of Deloitte & Touche LLP.
24.1	Power of Attorney (included in the Signature Page).
31.1	Certificate of Jeffery H. Boyd, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Robert J. Mylod Jr., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(w)	Certification of Jeffery H. Boyd, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
32.2(w)	Certification of Robert J. Mylod Jr., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

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

(dd)              Previously filed as an exhibit to the Form 10-Q for the quarterly period ended March 31, 2006.

(ee)                Previously filed as an exhibit to the Form 8-K filed on September 7, 2006.

(ff)                    Previously filed as an exhibit to the Form 8-K filed on September 27, 2006.

(gg)              Previously filed as an exhibit to the Form 8-K filed on September 28, 2006.

(hh)              Previously filed as an exhibit to the Form 8-K filed on October 16, 2006.

(ii)                      Previously filed as an exhibit to the Form 8-K filed on November 9, 2006.

(jj)       Previously filed as an exhibit to the Form 8-K filed on December 8, 2006.

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

PRICELINE.COM INCORPORATED

By:	/s/ Jeffery H. Boyd
	Name:	Jeffery H. Boyd
	Title:	Chief Executive Officer
	Date:	February 28, 2007

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

Signature	Title	Date

/s/ Ralph M. Bahna	Chairman	February 28, 2007
Ralph M. Bahna	and Director

/s/ Jeffery H. Boyd	President, Chief Executive Officer and	February 28, 2007
Jeffery H. Boyd	Director (Principal Executive Officer)

/s/ Daniel J. Finnegan	Chief Accounting Officer and Controller	February 28, 2007
Daniel J. Finnegan	(Principal Accounting Officer)

/s/ Robert J. Mylod Jr.	Chief Financial Officer	February 28, 2007
Robert J. Mylod Jr.	(Principal Financial Officer)

Signature	Title	Date

/s/ Howard W. Barker, Jr.	Director	February 28, 2007
Howard W. Barker, Jr.

/s/ Jeffrey E. Epstein	Director	February 28, 2007
Jeffrey E. Epstein

/s/ James M. Guyette	Director	February 28, 2007
James M. Guyette

/s/ Nancy B. Peretsman	Director	February 28, 2007
Nancy B. Peretsman

/s/ Craig W. Rydin	Director	February 28, 2007
Craig W. Rydin

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
priceline.com Incorporated
Norwalk, Connecticut

We have audited the accompanying consolidated balance sheets of priceline.com Incorporated and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006.  We also have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting set forth in Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 2, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

/s/ DELOITTE & TOUCHE LLP

Stamford, Connecticut
February 26, 2007

priceline.com Incorporated

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
ASSETS	2006	2005
Current assets:
Cash and cash equivalents	$423,577	$80,341
Restricted cash	2,459	22,308
Short-term investments	7,983	72,745

Accounts receivable, net of allowance for doubtful accounts of $1,651 and $1,377, respectively	48,536	30,043
Prepaid expenses and other current assets	20,534	18,245
Total current assets	503,089	223,682

Property and equipment, net	21,691	18,271
Intangible assets, net	152,925	149,675
Goodwill	226,707	198,417
Deferred taxes	179,392	146,553
Other assets	21,844	17,430
Total assets	$1,105,648	$754,028
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,032	$37,851
Accrued expenses and other current liabilities	46,872	29,545
Deferred merchant bookings	4,768	3,619
Total current liabilities	100,672	71,015
Deferred taxes	39,714	42,375
Other long-term liabilities	11,885	10,889
Minority interest	22,486	23,659
Long-term debt	568,865	223,549
Total liabilities	743,622	371,487
Commitments and Contingencies (see Note 19)
Series B mandatorily redeemable preferred stock, $0.01 par value; 80,000 authorized shares; $1,000 liquidation value per share; 80,000 shares issued, 13,470 shares outstanding	13,470	13,470
Stockholders’ equity:
Common stock, $0.008 par value, authorized 1,000,000,000 shares, 43,215,712 and 42,195,004 shares issued, respectively	331	323
Treasury stock, 6,603,050 and 2,496,326 shares, respectively	(486,468)	(350,628)
Additional paid-in capital	2,070,379	2,069,165
Deferred compensation	—	(6,810)
Accumulated deficit	(1,262,033)	(1,334,572)
Accumulated other comprehensive income (loss)	26,347	(8,407)
Total stockholders’ equity	348,556	369,071
Total liabilities and stockholders’ equity	$1,105,648	$754,028

See Notes to Consolidated Financial Statements

priceline.com Incorporated

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
Merchant revenues	$904,169	$859,404	$872,994
Agency revenues	213,900	99,051	38,601
Other revenues	5,034	4,205	2,777
Total revenues	1,123,103	962,660	914,372
Cost of merchant revenues	722,004	694,190	714,822
Cost of agency revenues	—	607	1,395
Cost of other revenues	—	—	—
Total costs of revenues	722,004	694,797	716,217
Gross profit	401,099	267,863	198,155
Operating expenses:
Advertising — Offline	31,831	30,957	33,476
Advertising — Online	113,822	58,535	27,480
Sales and marketing	42,119	34,295	32,091
Personnel, including stock-based compensation of $14,928, $4,169 and $638, respectively	79,421	49,659	35,574
General and administrative, including option payroll taxes of $368, $111 and $357, respectively	28,587	20,881	16,452
Information technology	9,749	10,622	9,171
Depreciation and amortization	33,449	25,366	13,501
Restructuring charge (reversal), net	135	1,664	(12)
Total operating expenses	339,113	231,979	167,733
Operating income	61,986	35,884	30,422
Other income (expense):
Interest income	11,312	5,550	5,112
Interest expense	(7,060)	(5,075)	(3,722)
Other	(606)	(656)	15
Total other income (expense)	3,646	(181)	1,405
Earnings before income taxes, equity in income (loss) of investees and minority interests	65,632	35,703	31,827
Income tax benefit (see Note 18)	12,388	156,277	193
Equity in income (loss) of investees and minority interests	(3,554)	749	(511)
Net income	74,466	192,729	31,509
Preferred stock dividend	(1,927)	(1,854)	(1,512)
Net income applicable to common stockholders	$72,539	$190,875	$29,997
Net income applicable to common stockholders per basic common share	$1.88	$4.87	$0.78
Weighted average number of basic common shares outstanding	38,650	39,161	38,304
Net income applicable to common stockholders per diluted common share	$1.68	$4.21	$0.76
Weighted average number of diluted common shares outstanding	44,722	46,436	42,327

See Notes to Consolidated Financial Statements

priceline.com Incorporated

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 and 2004 (In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock		Deferred
	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Compensation	Total
Balance, January 1, 2004	40,103	$306	$2,055,607	$(1,555,444)	$674	(2,496)	$(350,628)	$(1,408)	$149,107
Net income applicable to common stockholders	—	—	—	29,997	—-	—	—	—	29,997
Unrealized loss on marketable securities	—-	—	—	—	(766)	—	—	—	(766)
Currency translation adjustment	—	—	—	—	12,033	—	—	—	12,033
Comprehensive income	—	—	—	—	—	—	—	—	41,264
Issuance of restricted stock under deferred compensation plans	12	1	325	—	—	—	—	(326)	—-
Amortization of deferred compensation	—	—	—	—	—	—	—	470	470
Issuance of preferred stock dividend	80	1	1,511	—	—	—	—	—	1,512
Exercise of stock options	1,162	9	6,781	—	—	—	—	—	6,790
Balance, December 31, 2004	41,357	317	2,064,224	(1,525,447)	11,941	(2,496)	(350,628)	(1,264)	199,143
Net income applicable to common stockholders	—	—	—	190,875	—	—	—	—	190,875
Unrealized gain on marketable securities	—	—	—	—	412	—	—	—	412
Currency translation adjustment	—	—	—	—	(20,760)	—	—	—	(20,760)
Comprehensive income	—	—	—	—	—	—	—	—	170,527
Issuance of restricted stock under deferred compensation plans, net of forfeitures	288	2	8,583	—	—	—	—	(8,585)	—
Amortization of deferred compensation	—	—	—	—	—	—	—	3,039	3,039
Issuance of preferred stock dividend	80	1	1,853	—	—	—	—	—	1,854
Exercise of stock options	470	3	6,655	—	—	—	—	—	6,658
Repurchase of warrants	—	—	(12,150)	—	—	—	—	—	(12,150)
Balance, December 31, 2005	42,195	323	2,069,165	(1,334,572)	(8,407)	(2,496)	(350,628)	(6,810)	369,071
Net income applicable to common stockholders	—	—	—	72,539	—	—	—	—	72,539
Unrealized gain on marketable securities	—	—	—	—	131	—	—	—	131
Currency translation adjustment	—	—	—	—	34,623	—	—	—	34,623
Comprehensive income	—	—	—	—	—	—	—	—	107,293
Issuance of restricted stock under deferred compensation plans, net of forfeitures	113	1	(1)	—	—	—	—	—	—
Reversal of deferred compensation upon adoption of SFAS 123(R)	—	—	(6,810)	—-	—	—	—	6,810	—
Issuance of preferred stock dividend	81	1	1,926	—	—	—	—	—	1,927
Exercise of stock options and vesting of restricted stock units	827	6	14,128	—	—	—	—	—	14,134
Repurchase of common stock	—	—	—	—	—	(4,107)	(135,840)	—	(135,840)
Purchase of conversion spread hedges (see note 13)	—	—	(37,398)	—	—	—	—	—	(37,398)
Stock-based compensation	—	—	13,389	—	—	—	—	—-	13,389
Tax benefit on equity-related transactions	—	—	15,577	—	—	—	—	—	15,577
Excess tax benefit on stock-based compensation and other	—	—	403	—	—	—	—	—	403
Balance, December 31, 2006	43,216	$331	$2,070,379	$(1,262,033)	$26,347	(6,603)	$(486,468)	—	$348,556

See Notes to Consolidated Financial Statements

Priceline.com Incorporated

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
OPERATING ACTIVITIES:	2006	2005	2004
Net income	$74,466	$192,729	$31,509
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,124	8,668	9,123
Amortization	24,782	18,634	5,266
Provision for uncollectible accounts, net	5,071	2,331	2,209
Deferred income taxes	(27,805)	(160,618)	(1,258)
Stock-based compensation expense	14,928	4,169	638
Amortization of debt issuance costs	1,925	1,476	1,167
Equity in (income) loss of investee, net and minority nterests	3,554	(749)	511
Restructuring charge (reversal), net	135	1,664	(12)
Net (gain) loss on disposal of property and equipment	—	188	(6)
Changes in assets and liabilities:
Accounts receivable	(21,178)	(8,339)	(2,243)
Prepaid expenses and other current assets	(2,562)	808	(227)
Accounts payable, accrued expenses and other current liabilities	27,372	(3,498)	(4,405)
Other	1,269	5,179	(254)
Net cash provided by operating activities	112,081	62,642	42,018
INVESTING ACTIVITIES:
Purchase of short-term investments	(111,953)	(87,011)	(244,078)
Redemption of short-term investments	176,845	137,490	272,237
Acquisitions and other equity investments, net of cash acquired	(3,104)	(135,160)	(164,723)
Additions to property and equipment	(12,851)	(11,030)	(6,944)
Change in restricted cash	19,884	1,226	97
Proceeds from sales of fixed assets	—	—	7
Net cash provided by (used in) investing activities	68,821	(94,485)	(143,404)
FINANCING ACTIVITIES:
Repurchase of common stock and warrant	(135,840)	(12,150)	—-
Proceeds from exercise of stock options	14,134	6,658	6,790
Proceeds from issuance of convertible senior notes	345,000	—-	100,000
Payment of debt issuance costs	(9,053)	—-	(3,349)
Purchase of conversion spread hedges	(37,398)	—-	—-
(Purchase) sale of shares in subsidiary held by minority interest	(19,830)	18,708	3,798
Excess tax benefit from stock-based compensation	280	—-	—-
Net cash provided by financing activities	157,293	13,216	107,239
Effect of exchange rate changes on cash and cash equivalents	5,041	(2,302)	1,685
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	343,236	(20,929)	7,538
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	80,341	101,270	93,732
CASH AND CASH EQUIVALENTS, END OF PERIOD	$423,577	$80,341	$101,270
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$16,463	$2,479	$230
Cash paid during the period for interest	$3,552	$3,683	$2,572

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                      BUSINESS DESCRIPTION

Priceline.com Incorporated (“priceline.com,” or the “Company”) is a leading online travel company that offers its customers a broad range of travel services, including the opportunity to purchase airline tickets, hotel rooms, car rentals, vacation packages, cruises and destination services.  The Company’s unique Name Your Own Price® system — which allows its customers to make offers for travel services at prices they set — enables its customers to use the Internet to save money while enabling sellers, which include many of the major domestic airline, hotel and rental car companies, to generate incremental revenue.  The Company also offers its customers the ability to purchase travel services in a more traditional, price-disclosed manner.

2.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiary, Travelweb LLC (“Travelweb”), and its 93.6%-owned subsidiary, priceline.com International Ltd. (“priceline.com International”), which wholly owns priceline.com Europe Holdings N. V. (“priceline.com Europe Holdings”), Booking.com Limited (formerly known as Active Hotels Ltd.) and Booking.com B.V. (formerly known as Bookings.com B.V.).  All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in affiliates in which the Company does not have control, but has the ability to exercise significant influence, are accounted for by the equity method.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto.  Actual results may differ from those estimates.

Fair Value of Financial Instruments — The Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and deferred merchant bookings, are carried at cost which approximates their fair value because of the short-term nature of these financial instruments.  As of December 31, 2006, the fair value of the Company’s outstanding 1.0%, 2.25%, 0.50% and 0.75% Convertible Senior Notes was $150.6 million, $132.3 million, $203.7 million and $205.7 million, respectively.

Cash and Cash Equivalents — The Company invests excess cash primarily in money market accounts, certificates of deposits, and short-term commercial paper. All highly liquid instruments with an original maturity of three months or less are considered cash equivalents.

Short-Term Investments — At December 31, 2006 and 2005, the Company had short-term investments of $8.0 million and $72.7 million, respectively.  The short-term investments primarily consist of commercial paper, corporate notes and U.S. Government Agency Securities.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company has classified these short-term investments as available-for-sale.  These securities are carried at estimated fair market value with the aggregate unrealized gains and losses related to these investments, net of taxes, reflected as a part of accumulated other comprehensive income within stockholders’ equity.

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

Restricted Cash — Restricted cash at December 31, 2006 and 2005 includes the amount held by the counterparty to the interest rate hedge agreement in connection with the Company’s 1% Convertible Senior Notes.  Restricted cash at December 31, 2005 also collateralizes letters of credit issued in favor of certain suppliers and landlords and included a deposit held by the Company’s credit card processing company.  The Company is not required to collateralize its letters of credit with restricted cash balances as of December 31, 2006.

Property and Equipment — Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of property and equipment is computed on a straight-line basis over the estimated useful lives of the assets or, when applicable, the life of the lease, whichever is shorter.

Goodwill — The Company accounts for acquired businesses using the purchase method of accounting which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price, including related transaction costs, over the estimated fair values of the net assets acquired is recorded as goodwill.  The Company’s Consolidated Financial Statements and results of operations reflect an acquired business starting at the date of the acquisition.

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

Impairment of Long-Lived Assets and Intangible Assets — The Company reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition exceeds its carrying amount. The amount of impairment loss, if any, is measured as the excess of the carrying value of the asset over the present value of estimated future cash flows using a discount rate commensurate with the risks involved.

Software Capitalization — Certain direct development costs associated with internal-use software are capitalized and include external direct costs of services and payroll costs for employees devoting time to the software projects principally related to software coding, designing system interfaces and installation and testing of the software. These costs are recorded as fixed assets and are amortized over a period not to exceed three years beginning when the asset is substantially ready for use. Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred.

Merchant Revenues and Cost of Merchant Revenues

Name Your Own Price® Services:  Merchant revenues and related cost of revenues are derived from transactions where priceline.com is the merchant of record and, among other things, selects suppliers and determines the price it will accept from the customer.  The Company recognizes such revenues and costs if and when it fulfills the customer’s non-refundable offer. Merchant revenues and cost of merchant revenues include the selling price and cost, respectively, of the travel services and are reported on a gross basis.  In very limited circumstances, priceline.com makes certain customer accommodations to satisfy disputes and complaints.  The Company accrues for such estimated losses and classifies the resulting expense as adjustments to merchant revenue and cost of merchant revenues or the allowance for doubtful accounts, as appropriate.  Pursuant to the terms of the Company’s hotel service, its hotel suppliers are permitted to bill the Company for the underlying cost of the service during a specified period of time.  In the event that the Company is not billed by its hotel supplier within the specified time period, the Company reduces its cost of revenues by the unbilled amounts.

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

Agency Revenues and Cost of Agency Revenues

Agency revenues are derived from travel related transactions where the Company is not the merchant of record and where the prices of the products sold are determined by third parties. Agency revenues include travel commissions, customer processing fees and global distribution system (“GDS”) reservation booking fees and are reported at the net amounts received, without any associated cost of revenue. Such revenues are recognized by the Company when the customers complete their travel.

Advertising-Offline — Advertising-offline expenses are comprised primarily of costs of television, radio and newspaper advertising, agency fees, creative talent and production cost for television and radio commercials.  The Company expenses the production costs of advertising the first time the advertising takes place.

Advertising-Online — Advertising-online expenses consist primarily of keyword searches, affiliate programs, banners, pop-ups, and email advertisements and are recognized as expense as the advertisements take place.

Sales and Marketing — Sales and marketing expenses are comprised primarily of credit card processing fees, fees paid to third-party service providers that operate the Company’s call centers, provisions for credit card charge-backs and provisions for uncollectible commissions, all of which are expensed as incurred.

Personnel — Personnel expenses consist of compensation to the Company’s personnel, including salaries, bonuses, payroll taxes, employee health insurance and stock based compensation.  Included in accrued expenses were accrued compensation expenses of $14.3 million and $5.6 million at December 31, 2006 and 2005, respectively.

Information Technology — Information technology expenses are comprised primarily of system maintenance and software license fees, data communications and other expenses associated with operating the Company’s Internet sites and payments to outside contractors. Such costs are expensed as incurred.

Stock-Based Compensation — In December 2004, Statement of Financial Accounting Standard No. 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”) was issued. SFAS 123(R) is a revision of SFAS No. 123, as amended, Accounting for Stock-Based Compensation (“SFAS 123”). SFAS 123(R) eliminated the alternative to use the intrinsic value method of accounting that was provided in SFAS 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of stock options. SFAS 123(R) requires that the cost resulting from all share-based payment transactions be recognized in financial statements. SFAS 123(R) established fair value as the measurement objective in accounting for share-based payment arrangements and requires companies to apply a fair value based measurement method in accounting for share-based payment transactions with employees.  Prior to January 1, 2006, the Company accounted for stock awards and stock option grants using the intrinsic value method. Compensation expense relating to restricted stock and restricted stock unit grants was recognized over the period during which the employee rendered service to the Company necessary to earn the award, at fair value on date of grant.

Effective January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective method. Under this transition method, compensation cost recognized in the year ended December 31, 2006, includes amounts of: (a) compensation cost of all share-based awards granted to employees prior to, but unvested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, net of estimated forfeitures, and (b) compensation cost for all stock-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the new provisions of SFAS 123(R). In accordance with the modified prospective method, results for prior periods have not been restated.   The Company determined the excess tax benefits available as of the adoption date for use in offsetting future tax shortfalls using the alternative transition method of FASB Staff Position 123(R)-3.

The fair value of restricted stock, performance shares and restricted stock units is determined based on the number of shares granted and the quoted price of the Company’s common stock as of the grant date.  The fair value of stock options is determined as of the grant date using the Black-Scholes valuation model. Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight line method under SFAS 123(R).

The adoption of SFAS 123(R) resulted in an increase in net earnings attributable to the cumulative effect of accounting change caused by SFAS 123(R)’s requirement to apply an estimated forfeiture rate to unvested awards.  The Company previously recorded forfeitures when they occurred. The cumulative effect of accounting change as of January 1, 2006 totaled approximately $211,000 ($131,000 net of related tax effect) and was recorded in personnel expense for the year ended December 31, 2006 since its impact on net income and net income per share was not significant.

Prior to the adoption of SFAS 123(R), deferred compensation related to restricted stock and restricted stock unit awards was classified as a separate component of stockholders’ equity. In accordance with the provisions of SFAS 123(R), on January 1, 2006, the balance in deferred compensation was reclassified to additional paid-in capital.

SFAS 123(R) also amends SFAS No. 95, Statement of Cash Flows, requiring the benefits of tax deductions in excess of recognized compensation costs to be reported as financing cash flows, rather than as operating cash flows as previously required, but only when such excess tax benefits are realized.

If the intrinsic value method was utilized in 2006, operating income, earnings before income taxes and equity in income (loss) of investees and minority interests, net income and basic and diluted earnings per share would have increased by $3.5 million, $3.5 million, $2.2 million, $0.06 and $0.05, respectively, principally for the impact of stock options issued prior to December 31, 2005.

No stock options were granted during the year ended December 31, 2006. The fair value of stock options granted during the years ended December 31, 2005 and 2004 was estimated at the date of grant using the Black-Scholes option pricing model, assuming no dividends and the following weighted average assumptions:

	For the Year Ended
	December 31, 2005	December 31, 2004
Risk-free interest rate	4.4%	3.2%

Expected lives	3 years	3 years

Volatility	63%	82%

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

The following table provides relevant information as to reported results for the years ended December 31, 2005 and 2004 under the Company’s intrinsic value method of accounting for stock options with supplemental pro forma information as if the fair value recognition provisions of SFAS 123 had been applied (in thousands, except per share amounts):

	For the Year Ended December 31,
	2005	2004
Net income applicable to common stockholders, as reported	$190,875	$29,997
Add: Stock-based compensation, as reported, net of taxes	2,639	638
Deduct: Total stock-based compensation determined under SFAS 123 fair value based method for all stock-based compensation, net of taxes	(6,763)	(10,303)
Adjusted net income, SFAS 123, fair value method for all stock-based compensation	$186,751	$20,332
Net income applicable to common stockholders per basic common share, as reported	$4.87	$0.78
Net income applicable to common stockholders per diluted common share, as reported	$4.21	$0.76
Net income applicable to common stockholders per basic common share, SFAS 123 adjusted	$4.77	$0.53
Net income applicable to common stockholders per diluted common share, SFAS 123 adjusted	$4.13	$0.53

Income Taxes — The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the temporary difference between the financial statement and tax basis of assets and liabilities using presently enacted tax rates in effect. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Segment Reporting — The Company operates and manages its business as a single operating segment.  For geographic related information, see Note 21 to these Consolidated Financial Statements.

Foreign Currency Translation — The functional currency of the Company’s foreign subsidiaries is their respective local currency.  Assets and liabilities are translated into U.S. dollars at the rate of exchange existing at the balance sheet date.  Income statement amounts are translated at the average exchange rates for the period.  Translation gains and losses are included as a component of accumulated other comprehensive income (loss) in the accompanying Consolidated Balance Sheets.  Foreign currency transaction gains and (losses) are included in the Consolidated Statement of Operations, principally in other income (expense), and amounted to $0.8 million, ($0.7 million) and $0 for the years ended December 31, 2006, 2005 and 2004, respectively.

Derivative Financial Instruments — The Company recognizes all derivative instruments on the balance sheet at fair value.  The Company uses derivative instruments principally in the management of interest rate and foreign currency exposure. On the date on which the Company enters into a derivative transaction, the derivative is designated as a hedge of the identified exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking the hedge transaction. In this documentation, the Company specifically identifies the asset, liability, firm commitment, forecasted transaction, or net investment that has been designated as the hedged item and states how the hedging instrument is expected to reduce the risks related to the hedged item. The Company measures effectiveness of its hedging relationships both at hedge inception and on an ongoing basis.  The Company’s derivative instruments do not contain leverage features. Gains and losses on a derivative designated as a cash flow hedge are reported as a component of accumulated other comprehensive income (loss). Gains and losses on a derivative designated as a fair value hedge are offset by the loss or gain of the hedged item.   Hedge ineffectiveness is recorded in the statement of operations as incurred.

From time to time, the Company enters into forward contracts with counterparties pursuant to which future foreign exchange rates for expected future earnings are fixed.  Realized and unrealized gains and losses resulting from the forward contracts are recognized in the period in which they occur.  As of December 31, 2006, contracts with notional values of 17.6 million Euros were outstanding to minimize the impact of short-term foreign currency fluctuations on consolidated operating results.  Foreign exchange gains (losses) from forward contracts in the amount of ($1.5 million), $0.3 million and $0 were recorded in other income (expense) for the years ended December 31, 2006, 2005 and 2004, respectively.

3.                                      BUSINESS ACQUISITIONS

On July 14, 2005, the Company, through its subsidiary, priceline.com International Limited (“priceline.com International”), acquired 100% of the total issued share capital of Booking.com B.V. (formerly known as Bookings.com B.V.), an Amsterdam-based provider of online services for the booking of European hotel reservations.  The total consideration for all of the Booking.com B.V. shares was approximately $135 million, including direct acquisition costs and certain post-closing adjustments. The acquisition has been accounted for as a purchase business combination. The Company’s Consolidated Financial Statements include the results of operations of Booking.com B.V. since its acquisition in July 2005.

4.             STOCK-BASED EMPLOYEE COMPENSATION

The Company has adopted the following stock compensation plans from which broad-based employee grants may be made:  the priceline.com Incorporated 1997 Omnibus Plan (the “1997 Plan”), the priceline.com Incorporated 1999 Omnibus Plan (the “1999 Plan”) and the priceline.com Incorporated 2000 Employee Stock Option Plan (the “2000 Plan”), each of which provides for grants of share-based compensation as incentives and rewards to encourage employees, officers, consultants and directors in the long-term success of the Company.  The 1997 Plan, 1999 Plan and 2000 Plan provide for grants of share-based compensation to purchase up to 3,979,166, 7,895,833 and 1,000,000 shares of priceline.com common stock, respectively, at a purchase price equal to the fair market value on the date of grant.

Stock-based compensation issued under the plans generally consists of non-qualified stock options, restricted stock, performance shares and restricted stock units.  Stock options are granted to employees at exercise prices equal to the fair market value of the common stock at the date of grant and have a term of 10 years.  Generally, stock option grants to employees vest over three years from the grant date.  Restricted stock, performance shares and restricted stock units generally vest over periods from 1 to 4 years.  The Company issues new shares of common stock upon the issuance of restricted stock, the exercise of stock options and the vesting of restricted stock units and performance shares.

In addition, the Company has granted restricted stock and restricted stock units in shares of priceline.com International to certain managers of its European operations.  These awards generally vest over two to three years.

Stock-based compensation cost was approximately $14.9 million, $4.2 million and $0.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.  The related tax benefit was $5.4 million $1.5 million and $0 for the years ended December 31, 2006, 2005 and 2004, respectively.  Included in the above amounts are stock-based compensation and related tax benefit for restricted stock and restricted stock units related to shares of priceline.com International (“PIL Share-Based Awards”).

The following table summarizes stock option activity during the year ended December 31, 2006:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)
Outstanding at January 1, 2006	3,871,738	$52.37	6.7
Granted	—	—
Exercised	(802,824)	$17.61		$12,600
Forfeited/Expired	(121,471)	$80.06
Outstanding at December 31, 2006	2,947,443	$60.70	5.6	$51,126
Vested or expected to vest at December 31, 2006	2,919,864	$61.07	5.5	$50,532
Exercisable at December 31, 2006	2,671,649	$64.70	5.3	$45,179

The Company granted 371,998 and 1,671,000 stock options during the years ended December 31, 2005 and 2004, respectively, with a weighted average grant-date fair value per share of $11.32 and $12.08, respectively.  The intrinsic value of stock options exercised was approximately $4.6 million and $21.7 million for the years ended December 31, 2005 and 2004, respectively.  As of December 31, 2006, the total future compensation cost related to unvested stock options not yet recognized was $3.0 million and the weighted average period over which these awards are expected to be recognized was 1.1 years.

The following table summarizes the activity of unvested restricted stock, restricted stock units and performance shares (“Share-Based Awards”) during the year ended December 31, 2006:

Share-Based Awards	Shares	Weighted Average Grant Date Fair Value

Unvested at January 1, 2006	426,243	$22.51
Granted	322,620	$25.20
Vested	(157,542)	$22.39
Performance Shares Adjustment	328,190	$25.39
Forfeited/Expired	(29,760)	$23.95
Unvested at December 31, 2006	889,751	$24.52

The Company granted 389,977 and 12,000 restricted shares and restricted stock units during the years ended December 31, 2005 and 2004, respectively, with an aggregate grant-date fair value of approximately $8.8 million and $0.3 million, respectively.  During the years ended December 31, 2005 and 2004, respectively, 26,833 and 20,833 shares of restricted stock vested with a total grant date fair value of $585,000 and $422,000.

As of December 31, 2006, there was $14.9 million of total unrecognized compensation cost related to unvested Share-Based Awards to be recognized over a weighted-average period of 2.1 years.

The unvested Share-Based Awards at December 31, 2006 include 164,095 shares underlying a broad-based grant of performance shares to certain employees in February and June 2006, net of actual forfeitures, with a weighted average grant date fair value of approximately $25.39 per share.  The 164,095 represents the target number of shares of priceline.com common stock that will be issued to employees if the Company achieves certain financial performance versus a peer group of companies.  The actual number of performance shares issued will be determined at the end of the performance period in 2009, assuming there is no accelerated vesting for, among other things, a change in control, and could range from zero to an additional 328,190 shares over the target number of shares if the maximum performance threshold associated with the performance shares is met by the Company.  Stock-based compensation related to the performance shares is recorded based upon the estimated probable outcome at the end of the performance period.  During the year ended December 31, 2006, the estimated probable number of shares to be issued at the end of the performance period was increased by 328,190 shares.

Unvested shares at December 31, 2006 also include 79,591 restricted stock units with a weighted average grant date fair value of approximately $23.85 per share.

The following table summarizes the activity of unvested PIL Share-Based Awards during the year ended December 31, 2006 (based upon the exchange rate as of December 31, 2006):

PIL Share-Based Awards	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2006	96,375	$34.42
Granted	—	—
Vested	(23,382)	$33.51
Forfeited/Expired	(6,306)	$33.14
Unvested at December 31, 2006	66,687	$34.86

The Company granted 57,515 and 63,818 restricted shares and restricted stock units of priceline.com International during the years ended December 31, 2005 and 2004, respectively, with an aggregate grant-date fair value of approximately $1.8 million and $1.9 million, respectively (based upon the exchange rate at grant date).  During the year ended December 31, 2005, 24,958 shares of priceline.com International restricted stock vested with a total grant date fair value of approximately $768,000.  No shares vested in 2004.

As of December 31, 2006 there was $1.1 million of total unrecognized compensation cost related to unvested PIL Share-Based Awards (based upon the exchange rate as of December 31, 2006) to be recognized over a weighted-average period of 1.0 year.  Unvested shares at December 31, 2006 include 46,459 shares of restricted stock units with a weighted average grant date fair value of approximately $35.43 per share.

5.                                      RESTRUCTURING

At December 31, 2006, the Company had a restructuring liability of $1.3 million for the estimated remaining costs related to leased property vacated by the Company in 2000. During the first quarter of 2006, the Company recorded a $135,000 restructuring charge based upon a re-evaluation of the estimated disposal costs related to the vacated leased property.  The Company estimates that, based on current available information, the remaining net cash outflows associated with its restructuring related commitments will be paid in 2007-2011. The current portion of the restructuring accrual in the amount of $664,000 is recorded in “Accrued expenses and other current liabilities” and the $613,000 non-current portion is recorded in “Other long-term liabilities” on the Company’s Consolidated Balance Sheet.

6.                                      SHORT-TERM INVESTMENTS

The Company’s marketable securities as of December 31, 2006 were $8.0 million, comprised of U.S. government agency-discount notes with no significant unrealized gain or loss.

The following table summarizes, by major security type, the Company’s marketable securities as of December 31, 2005 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Estimated Fair Value

Commercial paper	$12,858	$1	$—	$12,859
U.S. government agency - securities	35,073	—	(73)	35,000
U.S. government agency – discount notes	24,920	—	(34)	24,886
Total	$72,851	$1	$(107)	$72,745

Contractual maturities of marketable securities classified as available-for-sale as of December 31, 2006 and 2005 are all within one year.  No material gains or losses were realized for the years ended December 31, 2006, 2005 or 2004.

7.                                      ACCOUNTS RECEIVABLE RESERVES

The Company accrues for costs associated with purchases made on its websites by individuals using fraudulent credit cards and for other amounts “charged back” as a result of payment disputes.  The Company also records a provision for uncollectible commissions.  Changes in accounts receivable reserves consisted of the following (in thousands):

	For the Year Ended December 31,
	2006	2005	2004

Balance, beginning of year	$1,377	$1,390	$794

Impact of acquisitions	—	290	757

Provision charged to expense	5,071	2,331	2,209

Charge-offs and adjustments	(4,904)	(2,609)	(2,389)

Currency translation adjustment	107	(25)	19
Balance, end of year	$1,651	$1,377	$1,390

8.             NET INCOME PER SHARE

The Company computes basic and diluted net income per share in accordance with SFAS No. 128, “Earnings per Share.” Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted net income per share is based upon the weighted average number of common and common equivalent shares outstanding during the year.

Common equivalent shares related to stock options, restricted stock, restricted stock units, performance shares and warrants are calculated using the treasury stock method.   Performance shares are included in weighted average common equivalent shares based on the number of shares that would be issuable if the end of the reporting period were the end of the performance period, if the result would be dilutive.

The Company’s 2006 1% Notes, 2006 2.25% Notes, 2011 Notes and 2013 Notes have net share settlement features requiring the Company to settle the principal amount of the debt for cash upon conversion and cash or shares of the Company’s common stock for the conversion premium (See Note 13). Pursuant to EITF 90-19, “Convertible Bonds with Issuer Options to Settle for Cash Upon Conversion” the convertible notes are included in the calculation of diluted net income per share if their inclusion is dilutive under the treasury stock method.

There are approximately 14.3 million shares that could be issued under these convertible notes if the Company experiences substantial increases in its common stock price.  Under the treasury stock method, the convertible notes will generally have a dilutive impact on net income per share if the Company’s average stock price for the period exceeds the conversion price for the convertible notes. As an example, at stock prices of $40 per share, $60 per share and $100 per share, common equivalent shares would include approximately 0.1 million, 4.8 million and 8.6 million equivalent shares, respectively, related to the convertible notes (excluding the offsetting impact of the Convertible Spread Hedges).  No common share equivalents were included in the calculation of diluted net income per share for these convertible notes for the year ended December 31, 2006 because the average stock price for the year did not exceed the conversion price for the convertible notes.

The Conversion Spread Hedges issued by the Company increase the effective conversion price of the 2011 Notes and the 2013 Notes from $40.38 to $50.47 per share from the Company’s perspective and are expected to reduce the potential dilution upon conversion of the 2011 Notes and the 2013 Notes.  Since the impact of the Conversion Spread Hedges is anti-dilutive it is excluded from the calculation of net income per share until they are exercised upon maturity.

Prior to the Debt Exchange Offer (see Note 13), the Company’s 1% Notes and 2.25% Notes were convertible into a fixed amount of common stock if certain specified conditions were met.  Pursuant to EITF 04-08 “Effect of Contingently Convertible Debt on Diluted Earnings per Share”, these convertible notes were included in the calculation of diluted earnings per share if their inclusion was dilutive to earnings per share under the “if-converted” method.  Common share equivalents of 5.0 million shares, 5.8 million shares and 3.1 million shares related to these convertible notes were included in the calculation of diluted net income per share for the years ended December 31, 2006, 2005 and 2004, respectively.  Interest expense related to the convertible notes in the amount of $2.7 million, $3.0 million and $2.1 million for the years ended December 31, 2006, 2005 and 2004, respectively, was also added back to net income in the  calculation of diluted net income per share.  The warrants underlying Series B Preferred Stock are also considered for inclusion in fully diluted net income per share using the “if-converted” method.

A reconciliation of net income and the weighted average number of shares outstanding used in calculating diluted earnings per share is as follows (in thousands):

	For the Year Ended December 31,
	2006	2005	2004

Net income applicable to common stockholders	$72,539	$190,875	$29,997
Interest expense on Convertible Senior Notes	2,668	2,992	2,122
Preferred stock dividend	—	1,854	—
	$75,207	$195,721	$32,119

Weighted average number of basic common shares outstanding	38,650	39,161	38,304
Weighted average dilutive stock options, restricted stock, restricted stock units and performance shares	1,101	318	422
Weighted average dilutive stock warrants	—	1,197	476
Assumed conversion of Convertible Senior Notes	4,971	5,760	3,125
Weighted average number of diluted common and common equivalent shares outstanding	44,722	46,436	42,327
Anti-dilutive potential common shares	12,780	4,189	9,235

9.             PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2006 and 2005 consists of the following (in thousands):

	2006	2005	Estimated Useful Lives (years)
Computer equipment and software	$96,761	$85,942	Up to 3
Office equipment, furniture and fixtures and leasehold improvements	10,361	9,405	3 to 7
Total	107,122	95,347
Less: accumulated depreciation and amortization	(85,431)	(77,076)
Property and equipment, net	$21,691	$18,271

Fixed asset depreciation and amortization expense was approximately $10.1 million, $8.7 million and $9.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

10.                               INTANGIBLE ASSETS

The Company’s intangible assets consist of the following (in thousands):

	December 31, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period	Weighted Average Useful Life
Supply and distribution agreements	$151,926	$(24,237)	$127,689	$129,781	$(12,616)	$117,165	3 - 13 years	13 years

Technology	21,454	(12,571)	8,883	17,270	(5,283)	11,987	3 years	3 years

Patents	1,489	(1,076)	413	1,494	(1,021)	473	15 years	15 years

Customer lists	9,822	(8,049)	1,773	9,689	(4,842)	4,847	2 - 3 years	2 years

Internet domain names	6,443	(698)	5,745	6,443	(54)	6,389	10 years	10 years

Trade names	10,515	(2,195)	8,320	8,848	(148)	8,700	5 years	5 years

Other	1,107	(1,005)	102	326	(212)	114	1 - 15 years	9 years
Total intangible assets	$202,756	$(49,831)	$152,925	$173,851	$(24,176)	$149,675

Intangible assets with determinable lives are primarily amortized on a straight-line basis.  Intangible assets amortization expense was approximately $24.8 million, $18.6 million and $5.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The annual estimated amortization expense for intangible assets for the next five years and thereafter is expected to be as follows (in thousands):

2007	$21,851
2008	16,878
2009	14,626
2010	14,050
2011	12,161
Thereafter	73,359
$152,925

11.                               GOODWILL

A substantial majority of the Company’s goodwill relates to its acquisitions of Travelweb LLC and Booking.com Limited in 2004 and Booking.com B.V. in 2005.

A roll forward of goodwill for the years ended December 31, 2006 and 2005 consists of the following (in thousands):

	2006	2005

Balance, beginning of year	$198,417	$138,859
Acquisitions	2,606	76,182
Deferred tax adjustment related to acquisition of Booking.com Limited	—	(4,754)
Adjustment to pre-acquisition liabilities	(155)	—
Purchase of minority interest	4,766	—
Currency translation adjustments	21,073	(11,870)
Balance, end of year	$226,707	$198,417

During the year ended December 31, 2005, goodwill and deferred taxes were reduced by approximately $4.8 million as a result of a purchase price allocation adjustment related to the assignment of fair values to the acquired assets and liabilities of Booking.com Limited. Impairment tests performed in 2006 and 2005 did not result in any adjustments to the carrying value of goodwill.

12.                               OTHER ASSETS

Other assets at December 31, 2006 and December 31, 2005 consist of the following (in thousands):

	2006	2005
Investment in pricelinemortgage.com	$9,550	$10,724
Deferred debt issuance costs	11,899	4,653
Other	395	2,053
Total	$21,844	$17,430

Investment in pricelinemortgage.com represents the Company’s 49% equity investment in pricelinemortgage.com and, accordingly, the Company recognizes its pro rata share of pricelinemortgage.com’s operating results, not to exceed an amount that the Company believes represents the investment’s estimated fair value. The Company recognized approximately $80,000 representing its pro rata share of pricelinemortgage.com’s operating loss for the year ended December 31, 2006.  For the years ended December 31, 2005 and 2004, the Company recognized approximately $1.3 million and $8,000, respectively, of income from its investment in pricelinemortgage.com.  The Company earned advertising fees from pricelinemortgage.com of approximately $22,000, $53,000 and $100,000 in the years ended December 31, 2006, 2005 and 2004, respectively.  Based upon recent operating results and future projected results for pricelinemortgage.com, the Company determined that its investment was impaired on an other-than-temporary basis.  Accordingly, in the third quarter 2006, the Company recorded a charge of $1.1 million to reduce the carrying value of its equity investment in pricelinemortgage.com to its estimated fair value.

In February 2005, the Company invested $1.0 million in an online advertising company (the “Investee”), representing approximately 20% of that company’s outstanding equity. The investment was accounted for under the cost method.  An additional $1.2 million was invested in January 2006, increasing the Company’s ownership to approximately 42% of the outstanding equity and, accordingly, the Company began accounting for its investment under the equity method of accounting.  In June 2006, the Company purchased the remaining equity for an additional $2.0 million.  The acquisition has been accounted for under the purchase method of accounting.  The acquired company is included in the consolidated financial statements of the Company since the date of acquisition.  Assets acquired totaled $1.6 million and consisted principally of internally developed software and accounts receivable, while liabilities assumed totaled $0.1 million.  Goodwill resulting from this acquisition amounted to approximately $2.6 million.  The Company recognized approximately $219,000 of net loss from its pro rata share of the Investee’s operating results from January to June 2006.  Online advertising fees paid to the Investee prior to acquiring the remaining ownership interest in June 2006 were $435,000 and were $1.1 million for the year ended December 31, 2005.

Deferred debt issuance costs arose from the Company’s issuance of $125 million aggregate principal amount of 1% Notes in August 2003, $100 million aggregate principal amount of 2.25% Notes in June 2004, $172.5 million aggregate principal amount of 0.5% Notes in September 2006 and $172.5 million of aggregate principal amount 0.75% Notes in September 2006.  Deferred debt issuance costs of approximately $4.5 million, $3.6 million, $4.4 million and $4.4 million, respectively, consisting primarily of underwriting commissions and professional service fees, are being amortized using the effective interest rate method over approximately five years, except for the 0.75% Notes, which are amortized over seven years.

13.                               CONVERTIBLE DEBT

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

In September 2006, the Company entered into hedge transactions relating to potential dilution of the Company’s common stock upon conversion of  the 2011 Notes and the 2013 Notes (the “Conversion Spread Hedges”) with affiliates of the initial purchasers of the 2011 Notes and the 2013 Notes (the “counterparties”).  Under the Conversion Spread Hedges, the Company is entitled to purchase from the counterparties approximately 7.4 million shares of the Company’s common stock (the number of shares underlying the 2011 Notes and the 2013 Notes) at a strike price of $40.38 per share (subject to adjustment in certain circumstances) and the counterparties are entitled to purchase from the Company approximately 7.4 million shares of the Company’s common stock at a strike price of $50.47 per share (subject to adjustment in certain circumstances).   The Conversion Spread Hedges increase the effective conversion price of the 2011 Notes and the 2013 Notes to $50.47 per share from the Company’s perspective and are expected to reduce the potential dilution upon conversion of the 2011 Notes and the 2013 Notes.  If the market value per share of the Company’s common stock at the time of any exercise is above $40.38, the Conversion Spread Hedge will entitle the Company to receive from the counterparties net shares of the Company’s common stock based on the excess of the then current market price of the Company’s common stock over the strike price of the purchased call options.  Holders of the 2011 Notes and the 2013 Notes do not have any rights with respect to the Conversion Spread Hedges.  The Conversion Spread Hedges are separate transactions entered into by the Company with the counterparties, are not part of the terms of the Notes and will not affect the holders’ rights under the 2011 Notes and the 2013 Notes.  The Conversion Spread Hedges are exercisable at dates coinciding with the scheduled maturities of the 2011 Notes and 2013 Notes.  In October 2006, the Company amended the Conversion Spread Hedges to increase the number of notional shares in the underlying agreements by approximately 1.1 million shares.  The amendment to the Conversion Spread Hedges was entered into with respect to the 2011 Notes and 2013 Notes sold in connection with the exercise of the initial purchasers’ over-allotment right, as described above.

The Company analyzed the Conversion Spread Hedges under Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock,” and EITF 01-6, “The Meaning of Indexed to a Company’s Own Stock” and determined that they meet the criteria for classification as equity transactions. As a result, in the year ended December 31, 2006, the Company recorded the $37.4 million paid to purchase Conversion Spread Hedges as a reduction in additional paid-in capital and the Company will not recognize subsequent changes in fair value of the agreements.

In June 2004, the Company issued, in a private placement, $100 million aggregate principal amount of Convertible Senior Notes due January 15, 2025, with an interest rate of 2.25% (the “2.25% Notes”).  The 2.25% Notes are convertible, subject to certain conditions, into the Company’s common stock, par value $0.008 per share, at the option of the holder, at a conversion price of approximately $37.95 per share, subject to adjustment upon the occurrence of specified events.  Each $1,000 principal amount of 2.25% Notes will initially be convertible into 26.3505 shares of the Company’s common stock if, on or prior to January 15, 2020, the closing sale price of our common stock for at least 20 consecutive trading days in the period of 30 consecutive trading days ending on the first day of a conversion period is more than 120% of the then current conversion price of the 2.25% Notes.  The 2.25% Notes are also convertible in certain other circumstances, such as a change in control of the Company.  In the event that all or substantially all of the Company’s common stock is acquired on or prior to January 15, 2010, in a transaction in which the consideration paid to holders of the Company’s common stock consists of all or substantially all cash, the Company would be required to make additional payments in the form of common shares to the holders of the 2.25% Notes of amounts ranging from $0 to $16.0 million depending upon the date of the transaction and the then current stock price of the Company.  In addition, the 2.25% Notes will be redeemable at the Company’s option beginning January 20, 2010, and the holders may require the Company to repurchase the 2.25% Notes on January 15, 2010, 2015 or 2020, or in certain other circumstances.  Interest on the 2.25% Notes is payable on January 15 and July 15 of each year.

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

In November 2003, the Company entered into an interest rate swap agreement whereby it swapped the fixed 1% interest on its 1% Notes for a floating interest rate based on the 3-month U.S. Dollar LIBOR, minus the applicable margin of 221 basis points, on $45 million notional value of debt.  This agreement expires August 1, 2010.  The Company designated this interest rate swap agreement as a fair value hedge.  The changes in the fair value of the interest rate swap agreement and the underlying debt are recorded as offsetting gains and losses in interest expense in the Consolidated Statement of Operations.  Hedge ineffectiveness is not significant in the years ended December 31, 2006, 2005 and 2004.  The fair value cost to terminate this swap as of December 31, 2006 and 2005, was approximately $1.2 million and $1.5 million, respectively, and has been recorded as a credit in other long-term liabilities with a related adjustment to the carrying value of debt.

The Company used a portion of the net proceeds from the issuance of the 2011 Notes and the 2013 Notes to purchase the Conversion Spread Hedges and to repurchase 3.85 million shares of its common stock at a cost of $129.6 million.  The Company used a portion of the net proceeds from the issuance of the 1% Notes and the 2.25% Notes in the acquisitions of Travelweb and Booking.com Limited in 2004, and in the acquisition of Booking.com B.V. in July 2005.  The remaining proceeds are available for general corporate purposes, strategic uses and working capital requirements.

On November 10, 2006, the Company completed an exchange offer (the “Debt Exchange Offer”) for substantially all of its existing 1% Notes and all of its existing 2.25% Notes, whereby the Company exchanged $1,000 principal amount of new 2006 1.00% Convertible Senior Notes due 2010 for each $1,000 principal amount of the existing 1% Notes, and $1,000 principal amount of new 2006 2.25% Convertible Senior Notes due 2025 for each $1,000 principal amount of the existing 2.25% Notes. The new notes are substantially the same as the prior notes except that the new notes have a net share settlement feature requiring the Company to settle the principal amount of the debt for cash upon conversion and cash or shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock for the conversion premium.  The new 2006 2.25% Notes provide for a 0.35% premium to exchange and the new 2006 1% Notes provide for a make whole premium payable in certain circumstances upon conversions occurring as a result of a change in control. In the event that all or substantially all of the Company’s common stock is acquired on or prior to August 1, 2008, in a transaction in which the consideration paid to holders of the Company’s common stock consists of all or substantially all cash, the Company would be required to make additional payments in the form of additional shares of common stock to the holders of the new 1% Notes in aggregate value ranging from $0 to approximately $18.9 million depending upon the date of the transaction and the then current stock price of the Company.

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

During the third quarter 2006, the Company’s Board of Directors authorized the repurchase of up to $150 million of the Company’s common stock with a portion of the proceeds from the issuance of the 2011 Notes and the 2013 Notes (see Note 13).  In September 2006, the Company purchased 3.85 million shares of its common stock at an aggregate purchase price of approximately $129.6 million.  Additional repurchases of 18,867 shares were made in the second half of 2006 to satisfy withholding taxes related to stock-based compensation at prevailing market prices at an aggregate cost of approximately $608,000.

The Company may make additional repurchases of shares under its stock repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.  Whether and when to initiate and/or complete any purchase of common stock and the amount of common stock purchased will be determined in the Company’s complete discretion.  As of December 31, 2006, there were approximately 6.6 million shares of the Company’s common stock held in treasury.

15.          REDEEMABLE PREFERRED STOCK

In 2001, the Company issued Delta Air Lines, Inc. (“Delta”) 80,000 shares of Series B Redeemable Preferred Stock, par value $0.01 per share (“Series B Preferred Stock”) and warrants (the “Warrants”) to purchase approximately 4.5 million shares of the Company’s common stock at an exercise price of $17.81 per share.  The exercise price of the Warrants is paid by surrendering .0178125 shares of Series B Preferred Stock for each share of the Company’s common stock purchased.

The Series B Preferred Stock was subject to mandatory redemption on February 6, 2007.  The Series B Preferred Stock accrued dividends payable in shares of the Company’s common stock at a rate of 11% per annum commencing February 6, 2001. Dividends on the Series B Preferred Stock were payable semiannually on February 6 and August 6 of each year starting August 6, 2001.

During 2001, Delta exercised Warrants to purchase approximately 3.1 million shares of the Company’s common stock and on January 29, 2002, Delta exercised Warrants to purchase 666,667 shares of the Company’s common stock. As a result, there were 13,470 shares of Series B Preferred Stock outstanding with an aggregate liquidation preference of approximately $13.5 million and the Company’s future semi-annual dividend requirement was 40,240 shares of common stock.  In accordance with the terms of the Series B Preferred Stock, the Company delivered to Delta the required shares of the Company’s common stock as dividend payments. The Company recorded non-cash dividends of approximately $1.9 million, $1.9 million and $1.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

On January 12, 2007, Delta exercised warrants to purchase 756,199 shares of the Company’s common stock by surrendering 13,470 shares of Series B Preferred Stock, representing all of the remaining outstanding shares of Series B Preferred Stock.  On February 6, 2007, the Company issued a final pro-rated dividend to Delta in the amount of 34,874 shares of common stock.

16.          OTHER WARRANTS TO PURCHASE COMMON STOCK

Delta also held warrants to purchase 779,166 shares of the Company’s common stock at an exercise price of $28.31 per share.  These warrants became exercisable in November 2004 and expired unexercised in 2005.

17.          MINORITY INTERESTS

In connection with the Company’s acquisitions of Booking.com B.V. in July 2005 and Booking.com Limited in September 2004 and the reorganization of its European operations, key managers of Booking.com B.V. and Booking.com Limited purchased shares of priceline.com International.  In addition, these key managers were granted restricted stock and restricted stock units in priceline.com International shares that vest over time.  As of December 31, 2006, the total aggregate minority interest in priceline.com International on a fully diluted basis was approximately 6.4%.

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

All purchased securities and vested granted securities described above can be put by the holders of the securities or called by the Company shortly after the consummation of a “change in control” of the Company.  The aggregate fair value of the remaining minority interest in priceline.com International is estimated to be approximately $62.7 million at December 31, 2006, including unvested restricted stock and restricted stock units.

18.          TAXES

Domestic pre-tax income was $27.6 million, $31.3 million and $38.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.  Foreign pre-tax income (loss) was $34.5 million, $5.1 million and ($7.6 million) for the years ended December 31, 2006, 2005 and 2004, respectively.

The tax provision (benefit) for the year ended December 31, 2006 is as follows (in thousands):

	Current	Deferred	Total

Federal	$571	$(8,363)	$(7,792)
State	(48)	(9,164)	(9,212)
Foreign	14,894	(10,278)	4,616

Total:	$15,417	$(27,805)	$(12,388)

The tax provision (benefit) for the year ended December 31, 2005 is as follows (in thousands):

	Current	Deferred	Total

Federal	$646	$(156,956)	$(156,310)
State	36	(1,737)	(1,701)
Foreign	3,659	(1,925)	1,734

Total:	$4,341	$(160,618)	$(156,277)

The tax provision (benefit) for the year ended December 31, 2004 is as follows (in thousands):

	Current	Deferred	Total

Federal	$372	$—	$372
State	—	—	—
Foreign	693	(1,258)	(565)

Total:	$1,065	$(1,258)	$(193)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2006 and 2005 are as follows (in thousands):

	2006	2005
Deferred tax assets/(liabilities):
Net operating loss carryforward — U.S.	$1,074,665	$1,086,045
Net operating loss carryforward — U.K.	28,714	26,868
Capital loss carryforward	1,953	2,325
Fixed assets	1,115	864
Warrant costs	607	607
Restructuring costs	509	722
Investments	5,158	5,158
Accrued expenses	3,271	1,751
Stock based compensation	3,680	983
Other	2,055	1,109
Subtotal	1,121,727	1,126,432

Intangible assets	(39,714)	(42,375)
Deferred tax assets	1,082,013	1,084,057
Less valuation allowance on deferred tax assets	(929,991)	(967,781)
Net deferred tax assets	$152,022	$116,276

The Company has recorded a deferred tax liability in the amount of $39.7 million and $42.4 million at December 31, 2006 and 2005, respectively, primarily related to the assignment of estimated fair value to certain purchased identifiable intangible assets associated with the acquisitions of Booking.com Limited and Booking.com B.V.  An income tax benefit in the amount of $3.0 million was recorded in 2006 resulting from the impact on deferred taxes of a reduction in the Netherlands’ statutory tax rate from 29.6% to 25.5% effective January 1, 2007.  At December 31, 2006, no provision had been made for U.S. taxes on approximately $68.8 million of foreign earnings, which are expected to be reinvested indefinitely.

The Company has significant deferred tax assets, resulting principally from U.S. net operating loss carryforwards (“NOLs”).  As required by SFAS No. 109, “Accounting for Income Taxes,” the Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of these deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carryforward periods available for tax reporting purposes, and other relevant factors. Through June 30, 2005, the Company provided a valuation allowance for the full amount of the deferred tax asset.  Management concluded in the third quarter 2005, based upon its assessment of positive and negative evidence, that it is more likely than not that a portion of the deferred tax assets will be realized.  Accordingly, the Company recorded a non-cash tax benefit in the third quarter 2005, resulting from a $170.5 million reversal of a portion of its valuation allowance on its deferred tax assets.  In the third quarter of 2006, management concluded that based upon current operating results, projected future results, the potential accretive effect of the convertible note offering (see note 13) and revisions to the carryforward periods for certain state net operating losses, it is more likely than not that additional deferred tax assets will be realized.  Accordingly, the Company recorded a non-cash tax benefit and an increase to additional paid-in capital in the third quarter 2006, of $28.1 million and $15.6 million, respectively, resulting from an additional $43.7 million reversal of a portion of its valuation allowance on its deferred tax assets.  It is more likely than not that the remaining deferred tax assets will not be realized and, accordingly, a valuation allowance remains against those assets.  The valuation allowance may need to be adjusted in the future if facts and circumstances change, causing a reassessment of the amount of deferred tax assets more likely than not to be realized.  The deferred tax asset at December 31, 2006 and 2005 amounted to $191.7 million and $158.7 million, respectively.  The current portion at December 31, 2006 and 2005 amounting to $12.3 million and $12.1 million, respectively, is recorded in prepaid expenses and other current assets in the Consolidated Balance Sheet.

For the year ended December 31, 2006, the valuation allowance decreased by approximately $38 million resulting from the aforementioned recognition of certain deferred tax assets.  The valuation allowance decreased by approximately $351 million for the year ended December 31, 2005, resulting from the recognition of certain deferred tax assets and the write-off of certain deferred tax assets related to expiring state NOLs and capital loss carryforwards for which a corresponding valuation allowance had been recorded.

At December 31, 2006, the Company had approximately $3.0 billion of net operating loss carryforwards for income tax purposes expiring from December 31, 2019 to December 31, 2021 which are subject to limitation on future utilization under Section 382 of the Internal Revenue Code of 1986.  Section 382 imposes limitations on the availability of a company’s net operating losses after a more than 50 percentage point ownership change occurs.  The Section 382 limitation is based upon certain conclusions pertaining to the dates of ownership changes and the value of the Company on the dates of the ownership changes.  As a result of a study, it was determined that ownership changes, as defined in Section 382, occurred in 2000 and 2002.  The amount of the Company’s net operating losses incurred prior to each ownership change is limited based on the value of the Company on the respective dates of ownership change.  It is estimated that the effect of Section 382 will generally limit the total cumulative amount of net operating loss available to offset future taxable income to approximately $1.6 billion. Pursuant to Section 382, subsequent ownership changes could further limit this amount.

At December 31, 2006, the Company had approximately $5 million of U.S. capital loss carryforwards, which expire December 31, 2007.  At December 31, 2006, the Company also had approximately $1.4 million of U.S. research credit carryforwards.  Such credit carryforwards expire from December 31, 2019 to December 31, 2020.  These U.S. capital loss and U.S. research credit carryforwards are also subject to annual limitation.

Approximately $785 million of the Company’s tax net operating losses at December 31, 2006 relate to the exercise of stock options which have been granted under the Company’s various stock option plans and give rise to compensation which has been included in the taxable income of the applicable current and former employees and deducted by the Company for federal and state income tax purposes.  Additionally, approximately $1.06 billion of the Company’s tax net operating losses relate to the excess of tax deductions from the exercise of certain stock warrants granted by the Company in excess of the associated warrant costs recorded for financial accounting purposes. Finally, the Company recorded $6.8 million of costs for financial reporting purposes in excess of the amount deductible for tax purposes related to the vesting of restricted stock held by certain employees of the Company.

Net operating losses, capital losses and tax credit carryforwards with anticipated expirations are presented below (in thousands).

	Net Operating Losses
	US	Foreign	Equity		Capital Loss	Research
Scheduled to Expire:	Operations	Operations	Transactions(1)	Total	Carryforward	Credit

2007	$—	$—	$—	$—	$4,886	$—
2019	1,012,592	—	1,201,966	2,214,558	—	663
2020	99,859	—	591,902	691,761	—	714
2021	10,492	—	43,628	54,120	—	—
N/A (2)	—	95,713	—	95,713	—	—
	$1,122,943	$95,713	$1,837,496	$3,056,152	$4,886	$1,377

(1)          Tax benefit, if realized, will be recorded directly to Additional Paid-In Capital.

(2)          Loss carryforward period in UK is indefinite.

                The effective income tax rate of the Company is different from the amount computed using the expected U.S. statutory federal rate of 35% as a result of the following items (in thousands):

	2006	2005	2004
Income tax provision at federal statutory rate	$21,727	$12,758	$10,960
Adjustment due to:
State taxes	1,347	1,528	1,919
Intercompany interest expense	(3,384)	(830)	(321)
Netherlands statutory rate reduction	(3,006)	—	—
Foreign rate differential and other	(968)	89	668
Decrease in valuation allowance	(28,104)	(169,822)	(13,419)
Income tax benefit	$(12,388)	$(156,277)	$(193)

19.          COMMITMENTS AND CONTINGENCIES

Litigation Related to Hotel Occupancy and Other Taxes

Statewide Putative Class Actions

A number of cities and counties have filed putative class actions on behalf of themselves and other allegedly similarly situated cities and counties within the same respective state against the Company and other defendants, including, but not in all cases, Lowestfare.com Incorporated and Travelweb LLC, both of which are subsidiaries of the Company, and Hotels.com, L.P.; Hotels.com GP, LLC; Hotwire, Inc.; Cheaptickets, Inc.; Travelport, Inc. (f/k/a Cendant Travel Distribution Services Group, Inc.); Expedia, Inc.; Internetwork Publishing Corp. (d/b/a Lodging.com); Maupintour Holding LLC; Orbitz, Inc.; Orbitz, LLC; Site59.com, LLC; Travelocity.com, Inc.; Travelocity.com LP; and Travelnow.com, Inc.  Each complaint alleges, among other things, that the defendants violated each jurisdiction’s respective hotel occupancy tax ordinance with respect to the charges and remittance of amounts to cover taxes under each ordinance.  Each complaint typically seeks compensatory damages, disgorgement, penalties available by law, attorneys’ fees and other relief.  Such actions include:

City of Los Angeles v. Hotels.com, Inc., et al.:  On December 30, 2004, a putative class action complaint was filed in the Superior Court for the County of Los Angeles by the City of Los Angeles on behalf of itself and an alleged class of California cities, counties and other municipalities that have enacted occupancy taxes.  In addition to the tax claims, the complaint also asserts unfair competition claims under California Business and Professions Code § 17200, et seq. (“Section 17200”).  On May 19, 2005, the court ordered limited discovery.  On August 31, 2005, the City of Los Angeles filed an amended complaint adding a claim for a declaratory judgment.  On September 26, 2005, the court sustained the defendants’ demurrers on grounds of improper joinder of defendants and claims, and therefore, dismissed the amended complaint, with leave to file a second amended complaint.  On February 8, 2006, the City of Los Angeles filed a second amended complaint that asserts the same claims but includes additional allegations of fact.  On March 27, 2006, at the direction of the court, the defendants filed renewed demurrers to the second amended complaint on grounds of improper joinder of defendants and claims.  Those demurrers have been fully briefed.  On March 31, 2006, the defendants filed a petition to coordinate this matter with the City of San Diego case (discussed below).  On July 12, 2006, that petition was granted, and, as a result, this case and the City of San Diego case will now proceed in the Superior Court of Los Angeles.  The City of Los Angeles informed the court that it will submit on

February 21, 2007 a proposed further amended complaint. On March 1, 2007, the court is scheduled to conduct oral argument on Defendants’ demurrers on grounds of improper joinder of defendants and claims, and, if necessary, it will hear the parties’ positions on whether and how to proceed with the City of Los Angeles’ proposed third amended complaint.

City of Fairview Heights v. Orbitz, Inc., et al.:  On October 5, 2005, a putative class action complaint was filed in the Circuit Court, Twentieth Judicial Circuit, St. Clair County, Illinois, by the City of Fairview Heights on behalf of itself and a putative class of Illinois taxing authorities that are allegedly authorized to impose a tax on the business of renting hotel rooms.  In addition to the tax claims, the complaint also asserts claims for violation of the Illinois Consumer Fraud and Deceptive Practices Act, 815 ILCS 505/1, similar laws in other states, conversion and unjust enrichment.  On November 28, 2005, the Company and certain other defendants removed this action to the United States District Court for the Southern District of Illinois.  On January 17, 2006, the defendants moved to dismiss the complaint.  On February 10, 2006, the City of Fairview Heights moved to remand this action to state court.  On July 12, 2006, the court granted defendants’ motion to dismiss all claims other than the tax claim, denied defendants’ motion to dismiss the tax claim, and denied plaintiff’s motion to remand.  The parties are currently conducting discovery.

City of Findlay v. Hotels.com, L.P., et al.:  On October 25, 2005, a putative class action complaint was filed in the Common Pleas Court of Hancock County, Ohio by the City of Findlay on behalf of itself and a putative class of Ohio cities, counties and townships that have enacted occupancy or excise taxes on lodging.  In addition to the tax claims, the complaint also asserts claims for violation of the Ohio Consumer Sales Practices Act, Ohio Revised Code Chapter 1345, et seq., conversion, a constructive trust and a declaratory judgment.  On November 22, 2005, the Company and certain other defendants removed this action to the United States District Court for the Northern District of Ohio.  On January 30, 2006, the defendants moved to dismiss the complaint.  On July 26, 2006, the court granted defendants’ motion to dismiss the Consumer Sales Practices Act claims and denied defendants’ motion to dismiss the remaining claims.  The parties are currently conducting merits discovery.

City of Rome, Georgia, et al., v. Hotels.com, L.P., et al.:  On November 18, 2005, a putative class action complaint was filed in the United States District Court for the Northern District of Georgia by the City of Rome, Hart County and the City of Cartersville on behalf of themselves and a putative class of Georgia cities, counties and governments which have enacted transient occupancy taxes and/or excise taxes on lodging.  In addition to the tax claims, the complaint also asserts claims for violation of Georgia’s Uniform Deceptive and Unfair Trade Practices Act, conversion, unjust enrichment, a constructive trust and a declaratory judgment.  On February 6, 2006, the Company and certain other defendants moved to dismiss the complaint.  On May 8, 2006, the court granted defendants’ motion to dismiss all claims relating to the Georgia sales and use tax and denied defendants’ motion to dismiss the excise tax claims.  The plaintiffs filed an amended complaint on June 7, 2006 naming additional plaintiffs.  The parties are currently conducting discovery regarding class certification issues.  On February 9, 2007, the defendants moved for summary judgment on the plaintiffs’ claims for plaintiffs’ failure to exhaust the administrative procedures required by Georgia law and plaintiffs’ respective ordinances.  That motion is being briefed.

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

City of San Antonio, Texas v. Hotels.com, L.P., et al.:  On May 8, 2006, a putative class action complaint was filed in the United States District Court for the Western District of Texas, San Antonio Division, by the City of San Antonio on behalf of itself and putative classes of Texas municipalities.  In addition to the tax claims, the complaint also asserts claim for conversion and a declaratory judgment.  On June 30, 2006, the Company and other defendants moved to dismiss the complaint.  On August 28, 2006, the plaintiff moved for class certification.  Following briefing of the motion to dismiss and motion for class certification, on October 30, 2006, the plaintiff filed a first amended complaint that limited the putative classes of Texas municipalities to 175 specifically enumerated municipalities that plaintiff alleges to have hotel occupancy tax ordinances similar to that of the plaintiff.  On November 2, 2006, the court heard argument on the motion to dismiss and the parties are awaiting a decision.  The court delayed consideration of the motion for class certification pending briefing on the class definition of the first amended complaint.  The parties are currently conducting discovery.

City of Gallup, New Mexico v. Hotels.com, L.P., et al.:  On May 17, 2006, a putative class action was filed in the Eleventh Judicial District Court, County of McKinley, New Mexico, by the City of Gallup on behalf of itself and a putative class of New Mexico municipalities which have enacted lodgers’ taxes.  In addition to the tax claims, the complaint also asserts claims for conversion and a declaratory judgment.  On June 23, 2006, the defendants removed the action to the United States District Court for the District of New Mexico.  On July 31, 2006, the Company and other defendants moved to dismiss the complaint.  On September 29, 2006, the Company and other defendants moved to stay discovery pending a decision on that motion, and on November 2, 2006, the court granted that motion in part and stayed all discovery unrelated to class certification.  On January 30, 2007, the court granted in part and denied in part the defendants’ motion to dismiss; the court dismissed plaintiff’s conversion and declaratory judgment claims, but denied the defendants’ motion to dismiss the tax claims.  The parties are currently conducting discovery.

Lake County Convention and Visitors Bureau, Inc. and Marshall County v. Hotels.com, L.P., et al.:  On June 12, 2006, a putative class action was filed in the United States District Court for the Northern District of Indiana, Hammond Division, by the Lake County Convention and Visitors Bureau and Marshall County on behalf of themselves and a putative class of Indiana counties, convention and visitors bureaus and any other local governments which have enacted or benefit from taxes on innkeepers.  In addition to the tax claims, the complaint also asserts claims for conversion, unjust enrichment, and breach of fiduciary duties.  On November 3, 2006, the Company and other defendants moved to dismiss the complaint.  That motion has been briefed and is awaiting decision.

City of Orange, Texas v. Hotels.com, L.P., et al.:  On July 18, 2006, a putative class action was filed in the United States District Court for the Eastern District of Texas, Beaumont Division, by the City of Orange on behalf of itself and a putative class of Texas municipalities containing hotels in which rooms were marketed, distributed, sold or resold by defendants.  In addition to the tax claims, the complaint also asserts claims for conversion, civil conspiracy, and a declaratory judgment.  On September 12, 2006, the Company and other defendants moved to dismiss the complaint.  That motion has been briefed and is awaiting decision.

Leon County and Doris Maloy, Leon County Tax Collector v. Hotels.com, L.P., et al.:  On July 27, 2006, a putative class action was filed in the United States District Court for the Southern District of Florida by Leon County and its tax collector on behalf of themselves and a putative class of Florida counties that collect tourist development taxes.  On September 25, 2006, the Company and other defendants moved to dismiss the complaint on the merits.  On December 6, 2006, the court denied Defendants’ motion to dismiss, but struck from the complaint plaintiffs’ request for attorneys’ fees.  On December 11, 2006, the defendants filed a motion to dismiss the complaint for lack of jurisdiction in federal court.  After limited discovery on the issue of jurisdiction, on February 21, 2007, the parties jointly stipulated to dismissal of the action without prejudice.

City of Jacksonville v. Hotels.com, L.P., et al.:  In July 2006, a putative class action was filed in the Circuit Court, Fourth Judicial Circuit, in and for Duval County, Florida, by the City of Jacksonville on behalf of itself and a putative class of Florida counties that collect tourist development taxes and/or convention development taxes and that have elected self administration of such taxes.  In addition to the tax claims, the complaint also asserts claims for conversion, unjust enrichment, a constructive trust, and a declaratory judgment.  On September 22, 2006, the Company and other defendants moved to stay this action in favor of the Leon County case (discussed above), and that motion is pending.

City of Columbus, et al. v. Hotels.com, L.P., et al.:  On August 8, 2006, a putative class action complaint was filed in the United States District Court for the Southern District of Ohio by the Cities of Columbus and Dayton on behalf of themselves and a putative class of Ohio cities, counties and townships that have enacted occupancy or excise taxes on lodging.  In addition to the tax claims, the complaint also asserts claims for unjust enrichment, money had and received, conversion, a constructive trust and a declaratory judgment.  On September 25, 2006, the Company and other defendants moved to dismiss the complaint.  The motion to dismiss is pending.  On September 27, 2006, the Company and other defendants moved to transfer the case to the United States District Court for the Northern District of Ohio, where the City of Findlay case (discussed above) is pending.  On January 8, 2007, the Magistrate Judge issued a report and recommendation that the case be transferred to the Northern District of Ohio.  Plaintiffs have filed objections to the Magistrate Judge’s Report and Recommendations, and the parties are currently briefing those objections.  The plaintiffs have also filed a motion for leave to amend the complaint to strike all class action allegations from the complaint.  That motion is being briefed.

Louisville/Jefferson County Metro Government v. Hotels.com, L.P., et al.:  On September 21, 2006, a putative class action was filed in the United States District Court for the Western District of Kentucky by the Louisville/Jefferson County Metro Government on behalf of itself and a putative class of Kentucky cities, counties and townships that have enacted transient room taxes.  In addition to the tax claims, the complaint also asserts claims for conversion, money had and received, unjust enrichment, a constructive trust, and a declaratory judgment.  On December 15, 2006, the plaintiff moved to amend the complaint to make certain changes to the identity of the defendants. That motion was granted, and, on January 8, 2007, plaintiff filed its amended complaint.  On December 22, 2006, the defendants moved to dismiss the original complaint, and, on January 17, 2007, renewed their motion to dismiss with respect to the amended complaint.  Defendants’ motion to dismiss the amended complaint is being briefed.

County of Nassau, New York v. Hotels.com, LP, et al.:  On October 24, 2006, a putative class action was filed in the United States District Court for the Eastern District of New York by Nassau County on behalf of itself and a putative class of New York cities, counties and other local governmental entities that have imposed hotel taxes since March 1, 1995.  In addition to the tax claims, the complaint also asserts claims for conversion, unjust enrichment and a constructive trust.  On January 31, 2007, the defendants moved to dismiss the complaint.  That motion is being briefed.

The Company intends to defend vigorously against the claims in all of the aforementioned proceedings.  The Company is unable at this time to predict the outcome of these proceedings or reasonably estimate a range of possible loss, if any.

Actions Filed on Behalf of Individual Cities

Several cities, counties, municipalities and other political subdivisions across the country have filed actions relating to the collection of hotel occupancy taxes against the Company and other defendants, including, but not in all cases, Lowestfare.com Incorporated and Travelweb LLC, both of which are subsidiaries of the Company, and Hotels.com, L.P.; Hotels.com GP, LLC; Hotwire, Inc.; Cheaptickets, Inc.; Cendant Travel Distribution Services Group, Inc.; Expedia, Inc.; Internetwork Publishing Corp. (d/b/a Lodging.com); Maupintour Holding LLC; Orbitz, Inc.; Orbitz, LLC; Site59.com, LLC; Travelocity.com, Inc.; Travelocity.com LP; and Travelnow.com, Inc.  In each, the complaint alleges, among other things, that each of these defendants violated each jurisdiction’s respective hotel occupancy tax ordinance with respect to the charges and remittance of amounts to cover taxes under each ordinance.  Each complaint typically seeks compensatory damages, disgorgement, penalties available by law, attorneys’ fees and other relief.  Such actions include:

City of Chicago, Illinois v. Hotels.com, L.P., et al.:  On November 1, 2005, the City of Chicago, Illinois filed a complaint in the Circuit Court of Cook County, Illinois.  In addition to the tax claims, the complaint also asserts claims for conversion, imposition of a constructive trust, and a demand for a legal accounting.  On January 31, 2006, the defendants moved to dismiss the complaint.  Oral argument on the motion to dismiss was held on January 16, 2007 and the motion is under submission.

City of San Diego, California, v. Hotels.com L.P., et al.:  On February 9, 2006, the City of San Diego, California filed a complaint in Superior Court for the County of San Diego, California.  In addition to the tax claims, the complaint also asserts unfair competition claims under Section 17200.  On March 31, 2006, the defendants filed with a petition to coordinate this matter with the City of Los Angeles case (discussed above).  On July 12, 2006, that petition was granted, and, as a result, this case was coordinated with the City of Los Angeles action and will proceed in the Superior Court of Los Angeles.  Limited discovery has been provided to the City of San Diego consistent with that provided to the City of Los Angeles.  The City of San Diego informed the court that it will submit on February 21, 2007 a proposed further amended complaint.  As discussed above, a hearing is set for March 1, 2007 on Defendants’ demurrers to the City of Los Angeles’ Second Amended Complaint on misjoinder grounds, and, if necessary, the court will hear the parties’ positions on whether and how to proceed with the City of San Diego’s proposed amended complaint.  The City of San Diego, represented by the same outside counsel as the City of Los Angeles, has represented to the court that if the court sustains the pending demurrers in the City of Los Angeles action, the City of San Diego will deem the rulings applicable to its complaint.

City of Atlanta, Georgia v. Hotels.com L.P., et al.:  On March 29, 2006, the City of Atlanta, Georgia filed a complaint in the Superior Court of Fulton County, Georgia.  In addition to the tax claims, the complaint also asserts claims for a declaratory judgment, conversion, unjust enrichment, a constructive trust and a demand for an equitable accounting.  On June 5, 2006, certain defendants, including the Company and its subsidiaries, answered the complaint.  The parties proceeded to conduct discovery.  On October 12, 2006, as directed by the court, the defendants submitted briefs regarding the City of Atlanta’s failure to exhaust the administrative remedies dictated by Georgia law and its own ordinance.  On December 12, 2006, the court dismissed the City of Atlanta’s action for lack of jurisdiction because the City of Atlanta failed to exhaust mandatory administrative remedies prior to bringing suit.  On January 10, 2007, the City of Atlanta filed a notice of appeal to the court’s order deciding it lacked jurisdiction.  In addition, the City of Atlanta has indicated its intention to commence an administrative procedure by the City’s License Review Board, as required by the Court’s order.

City of Charleston, South Carolina v. Hotel.com, et al.:  On April 26, 2006, the City of Charleston, South Carolina filed a complaint in the Court of Common Pleas, Ninth Judicial Circuit of South Carolina.  In addition to the tax claims, the complaint also asserts claims for conversion, a constructive trust and a demand for a legal accounting.  On May 31, 2006, defendants removed the case to the United States District Court for the District of South Carolina, Charleston Division.  On July 7, 2006, the defendants answered the complaint.  On January 23, 2007, the City of Charleston moved to amend the

complaint to assert claims arising under the South Carolina Unfair Trade Practices Act.   That motion is being briefed.  The parties are currently conducting discovery.

Town of Mount Pleasant, South Carolina v. Hotels.com, et al.:  On May 23, 2006, the Town of Mount Pleasant, South Carolina filed a complaint in the Court of Common Pleas, Ninth Judicial Circuit of South Carolina.  On July 21, 2006, the defendants removed the case to the United States District Court for the District of South Carolina, Charleston Division.  On September 15, 2006, the defendants answered the complaint.  The parties are currently conducting discovery.  On January 22, 2007, the Town of Mount Pleasant moved to amend the complaint to assert claims arising under the South Carolina Unfair Trade Practices Act.  That motion is being briefed.

City of North Myrtle Beach, South Carolina v. Hotels.com, LP, et al.:  On August 28, 2006, the City of North Myrtle Beach, South Carolina filed a complaint in the Court of Common Pleas, Fifteenth Judicial Circuit of South Carolina.  On October 27, 2006, the Company and certain other defendants removed the case to the United States District Court for the District of South Carolina, Florence Division.  On December 1, 2006, the defendants filed their motion to dismiss the complaint.  On January 7, 2007, the City of North Myrtle Beach filed a motion to remand this action to the state court.  Both of those motions are fully briefed and awaiting decision.

Miami-Dade County and Ian Yorty, Miami-Dade County Tax Collector v. Internetwork Publishing Corp., et al.:  On September 21, 2006, Miami-Dade County and its tax collector filed a complaint in the Circuit Court, Eleventh Judicial Circuit, in and for Miami-Dade County, Florida.  In addition to the claim for Tourist and Convention Development taxes, the complaint also asserted claims under the Florida Deceptive and Unfair Trade Practices Act, and claims for breach of fiduciary and agency duties, unjust enrichment, an equitable accounting, a declaratory judgment and injunctive relief.  On November 20, 2006, the Company, its subsidiaries named as defendants, and other defendants moved to dismiss the plaintiffs’ complaint.  On November 22, 2006, the same group of defendants moved to stay discovery pending resolution of the motion to dismiss, and the motion to stay was granted on December 7, 2006.  On January 17, 2007, the court conducted a hearing on the pending motion to dismiss, at which it indicated it was inclined to dismiss most of plaintiffs’ claims and that it would force the plaintiffs to bring its surviving claim initially against one defendant instead of all of them.  On January 18, 2007, the plaintiffs filed a motion to dismiss this action voluntarily.

Wake County v. Hotels.com, LP, et al.:  On November 3, 2006, Wake County, North Carolina filed a complaint in the General Court of Justice, Superior Court Division, Wake County, North Carolina.  In addition to the claim for Room Occupancy Taxes, the complaint also asserted claims for a declaratory judgment, an injunction, conversion, imposition of a constructive trust, an accounting, violation of North Carolina General Statute § 75-1, et seq., and breach of agency duties and statutory penalties.  On January 31, 2007, the defendants moved to dismiss this action, which is in the process of being briefed.  On February 1, 2007, the defendants moved to designate the case as a complex business case subject to the jurisdiction of the North Carolina Business Court.

Cumberland County v. Hotels.com, LP, et al.: On December 4, 2006, Cumberland County, North Carolina filed a complaint in the General Court of Justice, Superior Court Division, Cumberland County, North Carolina.  In addition to the claim for Room Occupancy Taxes, the complaint also asserted claims for a declaratory judgment, an injunction, conversion, imposition of a constructive trust, an accounting, violation of North Carolina General Statute § 75-1, et seq., and breach of agency duties and statutory penalties.  On February 12, 2007, the defendants moved to dismiss this action (which motion is in the process of being briefed) and moved to designate the case as a complex business case subject to the jurisdiction of the North Carolina Business Court.

City of Branson v. Hotels.com, LP., et al.:  On December 28, 2006, the City of Branson, Missouri filed a complaint in the Circuit Court of Greene County, Missouri.  In addition to the claim for Tourism Taxes, the complaint also asserted claims for a declaratory judgment, conversion and a legal accounting.  The Company has been served with the complaint and the defendants are scheduled to respond to the complaint by motion or answer on or before approximately April 16, 2007.

Dare County v. Hotels.com, LP, et al.:  On January 26, 2007, Dare County, North Carolina filed a complaint in the General Court of Justice, Superior Court Division, Dare County, North Carolina.  In addition to the claim for Room Occupancy Taxes, the complaint also asserted claims for a declaratory judgment, an injunction, conversion, imposition of a constructive trust, an accounting, violation of North Carolina General Statute § 75-1, et seq., and breach of agency duties and statutory penalties.  On February 5, 2007, the Company and Travelweb LLC were served with the complaint, but they have not yet responded.

Buncombe County v. Hotels.com, LP, et al.:  On February 1, 2007, Buncombe County, North Carolina filed a complaint in the General Court of Justice, Superior Court Division, Buncombe County, North Carolina.  In addition to the Company and those subsidiaries named in certain of the foregoing litigations (Lowestfare.com Incorporated and Travelweb LLC), the complaint also names priceline.com LLC as a defendant.  The complaint seeks a declaratory judgment that the defendants are liable for occupancy taxes, as well as supplemental relief including, without limitation, an accounting and a determination of the amount of taxes due but unpaid.  Buncombe County also has designated its complaint as a mandatory complex business case subject to the jurisdiction of the North Carolina Business Court.  On February 5, 2007, the Company, priceline.com LLC and Travelweb LLC were served with the complaint, but they have not yet responded.

Horry County, et al. v. Hotels.com, LP, et al.:  On February 2, 2007, Horry County, South Carolina and the Horry County Administrator filed a complaint in the Court of Common Pleas, Horry County.  The complaint seeks a declaratory judgment that the defendants are liable for occupancy taxes and that the plaintiffs are entitled to other relief, including penalties and interest.  On February 21, 2007, the Company and its subsidiaries were served with the complaint, but they have not yet responded.

City of Myrtle Beach, South Carolina v. Hotels.com, LP, et al.:  On February 2, 2007, the City of Myrtle Beach, South Carolina filed a complaint in the Court of Common Pleas, Horry County.  The complaint seeks a declaratory judgment that the defendants are liable for occupancy taxes and that the plaintiff is entitled to other relief, including penalties and interest.  The Company and its subsidiaries have not yet been served with the complaint.

We have also been informed by counsel to the plaintiffs in certain of the aforementioned actions that various, undisclosed municipalities or taxing jurisdictions may file additional cases against the Company, Lowestfare.com Incorporated and Travelweb LLC in the future.  In approximately February 2006, the Company became aware of an opinion by the City Attorney of the City of Madison, Wisconsin that online travel companies were subject to the City of Madison, Wisconsin’s hotel occupancy tax.  Since that time, City officials have expressed an interest in filing suit against the Company, but neither the Company nor any of its subsidiaries has been served with or otherwise received any complaint brought on behalf of the City of Madison.

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

Bush, et al. v. Cheaptickets, Inc., et al.:  On February 17, 2005, a putative class action complaint was filed in Superior Court for the County of Los Angeles by Ronald Bush and three other individuals on behalf of themselves and other allegedly similarly situated California consumers against the Company and several of the same defendants as named in the City of Los Angeles action (discussed above).  The complaint alleges each of the defendants engaged in acts of unfair competition in violation of Section 17200 relating to their respective disclosures and charges to customers to cover taxes under the above ordinances of the City of Los Angeles and other California cities, and service fees.  The complaint seeks restitution, relief for alleged conversion, including punitive damages, injunctive relief, and imposition of a constructive trust.  On July 1, 2005, plaintiffs filed an amended complaint, adding claims pursuant to California’s Consumer Legal Remedies Act, Civil Code §1750, et seq. and claims for breach of contract and the implied duty of good faith and fair dealing.  On December 2, 2005, the court ordered limited discovery and ordered that motions challenging the amended complaint would be coordinated with any similar motions filed in the City of Los Angeles action.  Since that time, the Company has provided limited discovery and opposed the plaintiffs’ motion to compel further discovery.

The Company intends to defend vigorously against the claims in all of the aforementioned proceedings.  The Company is unable at this time to predict the outcome of these proceedings or reasonably estimate a range of possible loss, if any.

Other Possible Actions

At various times the Company has also received inquiries or proposed tax assessments from municipalities and other taxing jurisdictions relating to its charges and remittance of amounts to cover state and local hotel occupancy and other related taxes.  The City of New Orleans, Louisiana, the City of Philadelphia, Pennsylvania, and state tax officials from Wisconsin, Pennsylvania, and Indiana, among others, have begun formal or informal administrative procedures or stated that they may assert claims against the Company relating to allegedly unpaid state or local hotel occupancy or related taxes.  In addition, the State of New Jersey Department of Taxation has begun an audit related to the state’s Corporation Business Tax.  The Company is unable at this time to predict whether any such proceedings or assertions will result in litigation.

The Company intends to defend vigorously against the claims in all of the aforementioned proceedings.  The Company is unable at this time to predict the outcome of these proceedings or reasonably estimate a range of possible loss, if any.

Litigation Related to Securities Matters

On March 16, March 26, April 27, and June 5, 2001, respectively, four putative class action complaints were filed in the U.S. District Court for the Southern District of New York naming priceline.com, Inc., Richard S. Braddock, Jay Walker, Paul Francis, Morgan Stanley Dean Witter & Co., Merrill Lynch, Pierce, Fenner & Smith, Inc., BancBoston Robertson Stephens, Inc. and Salomon Smith Barney, Inc. as defendants (01 Civ. 2261, 01 Civ. 2576, 01 Civ. 3590 and 01 Civ. 4956).  Shives et al. v. Bank of America Securities LLC et al., 01 Civ. 4956, also names other defendants and states claims unrelated to the Company.  The complaints allege, among other things, that priceline.com and the individual defendants violated the federal securities laws by issuing and selling priceline.com common stock in priceline.com’s March 1999 initial public offering without disclosing to investors that some of the underwriters in the offering, including the lead underwriters, had allegedly solicited and received excessive and undisclosed commissions from certain investors.  By Orders of Judge Mukasey and Judge Scheindlin dated August 8, 2001, these cases were consolidated for pre-trial purposes with hundreds of other cases, which contain allegations concerning the allocation of shares in the initial public offerings of companies other than priceline.com, Inc.  By Order of Judge Scheindlin dated August 14, 2001, the following cases were consolidated for all purposes:  01 Civ. 2261; 01 Civ. 2576; and 01 Civ. 3590.  On April 19, 2002, plaintiffs filed a Consolidated Amended Class Action Complaint in these cases.  This Consolidated Amended Class Action Complaint makes similar allegations to those described above but with respect to both the Company’s March 1999 initial public offering and the Company’s August 1999 second public offering of common stock.  The named defendants are priceline.com, Inc., Richard S. Braddock, Jay S. Walker, Paul E. Francis, Nancy B. Peretsman, Timothy G. Brier, Morgan Stanley Dean Witter & Co., Goldman Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith, Inc., Robertson Stephens, Inc. (as successor-in-interest to BancBoston), Credit Suisse First Boston Corp. (as successor-in-interest to Donaldson Lufkin & Jenrette Securities Corp.), Allen & Co., Inc. and Salomon Smith Barney, Inc.  Priceline, Richard Braddock, Jay Walker, Paul Francis, Nancy Peretsman, and Timothy Brier, together with other issuer defendants in the consolidated litigation, filed a joint motion to dismiss on July 15, 2002.  On November 18, 2002, the cases against the individual defendants were dismissed without prejudice and without costs.  In addition, counsel for plaintiffs and the individual defendants executed Reservation of Rights and Tolling Agreements, which toll the statutes of limitations on plaintiffs’ claims against those individuals.  On February 19, 2003, Judge Scheindlin issued an Opinion and Order granting in part and denying in part the issuer’s motion.  None of the claims against the Company were dismissed.  On June 26, 2003, counsel for the plaintiff class announced that they and counsel for the issuers had agreed to the form of a Memorandum of Understanding (the “Memorandum”) to settle claims against the issuers.  The terms of that Memorandum provide that class members will be guaranteed $1 billion in recoveries by the insurers of the issuers and that settling issuer defendants will assign to the class members certain claims that they may have against the underwriters.  Issuers also agree to limit their abilities to bring certain claims against the underwriters.  If recoveries in excess of $1 billion are obtained by the class from any non-settling defendants, the settling defendants’ monetary obligations to the class plaintiffs will be satisfied; any amount recovered from the underwriters that is less than $1 billion will be paid by the insurers on behalf of the issuers.  The Memorandum, which is subject to the approval of each issuer, was approved by a special committee of the priceline.com Board of Directors on Thursday, July 3, 2003.  Thereafter, counsel for the plaintiff class and counsel for the issuers agreed to the form of a Stipulation and Agreement of Settlement with Defendant Issuers and Individuals (“Settlement Agreement”).  The Settlement Agreement implements the Memorandum and contains the same material provisions.  On June 11, 2004, a special committee of the priceline.com Board of Directors authorized the

Company’s counsel to execute the Settlement Agreement on behalf of the Company.  The Settlement Agreement is subject to final approval by the Court and the process to obtain that approval is still pending.  However, the ultimate confirmation of the settlement agreement is uncertain in light of the Second Circuit’s ruling denying class certification in certain of the lead cases.  The implications of the Second Circuit’s ruling on the settlement agreement are still being reviewed by all parties and the District Court.

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

In addition, on November 1, 2000 the Company was served with a complaint that purported to be a shareholder derivative action against its Board of Directors and certain of its current and former executive officers, as well as the Company (as a nominal defendant).  The complaint alleged breach of fiduciary duty and waste of corporate assets.  The action is captioned Mark Zimmerman v. Richard Braddock, J. Walker, D. Schulman, P. Allaire, R. Bahna, P. Blackney, W. Ford, M. Loeb, N. Nicholas, N. Peretsman, and priceline.com Incorporated, 18473-NC (Court of Chancery of Delaware, County of New Castle, State of

Delaware).  On February 6, 2001, all defendants moved to dismiss the complaint for failure to make a demand upon the Board of Directors and failure to state a cause of action upon which relief can be granted.  Pursuant to a stipulation by the parties, an amended complaint was filed on June 21, 2001.  Defendants renewed their motion to dismiss on August 20, 2001, and plaintiff served his opposition to that motion on October 26, 2001.  Defendants filed their reply brief on January 7, 2002.  On December 20, 2002, the Court granted defendants’ motion without prejudice.  On April 25, 2003, a second amended complaint, adding H. Miller, was filed and a motion seeking leave of court to file the second amended complaint was filed on July 28, 2003.  That motion was fully briefed, and oral argument took place on May 9, 2005. Immediately following oral argument, the Court dismissed three of the four counts in the second amended complaint.  All of the counts against defendants Allaire, Bahna, Blackney, Ford, Loeb, Miller, Peretsman and Schulman have now been dismissed.  On September 8, 2005, the Court granted plaintiff leave to file the second amended complaint as to the one remaining count.  Defendants filed a motion requesting that the Court certify its September 8, 2005 order for interlocutory appeal to the Delaware Supreme Court, and the Court granted that motion on October 6, 2005.  On October 17, 2005, the Delaware Supreme Court accepted the interlocutory appeal.  The appeal was fully briefed, and oral argument took place on February 22, 2006.  In an Order dated April 3, 2006, the Delaware Supreme Court stated that the appeal would be scheduled for oral argument and determination by the Court en banc without further briefing.  The en banc argument took place on June 28, 2006.  On September 12, 2006, the Delaware Supreme Court decided in favor of the Company and the Delaware action was thereafter dismissed with prejudice by stipulation.

On November 7, 2003, the Company was served with a complaint that purported to be a shareholder derivative action against its Board of Directors and certain of its current and former executive officers, as well as the Company (as a nominal defendant).  The complaint alleged, among other things, breach of fiduciary duty, waste of corporate assets and misappropriation of corporate information.  The claims in the complaint appear to be substantially repetitive of the claims pending in the derivative action in Delaware which is described above.  The action is captioned Don Powell v. Richard S. Braddock, Jay S. Walker, Daniel H. Schulman, Paul A. Allaire, Ralph M. Bahna, Paul J. Blackney, William E. Ford, Marshall Loeb, N. J. Nicholas, Jr., Nancy B. Peretsman, and Heidi G. Miller and priceline.com Incorporated (Superior Court, Judicial District of Stamford/Norwalk, State of Connecticut).  On January 28, 2004, defendants Blackney, Nicholas, Peretsman and Loeb moved to dismiss the complaint for lack of personal jurisdiction.  On January 29, 2004, defendant Miller moved to dismiss the complaint for lack of personal jurisdiction and for insufficient service of process.  On February 27, 2004, defendants Braddock, Walker, Schulman, Allaire, Bahna, Blackney, Loeb, Nicholas, Peretsman, Miller and priceline.com moved to dismiss the complaint for lack of subject matter jurisdiction and defendants Braddock and Schulman also moved to dismiss the complaint for lack of personal jurisdiction and insufficient service of process.  At a hearing on May 3, 2004, the Court stated that it would not rule on the pending motions until the pending motions in the Delaware action described above are decided.  The Court conducted a subsequent status conference on January 10, 2005, at which it requested that the parties report back no later than March 15, 2005 on the status of the Delaware derivative suit.  On March 15, 2005, the parties informed the Court in writing that the oral argument in the Delaware case had been postponed until May 9, 2005, and that the parties would contact the Court with a status report after that hearing was held.  The Delaware Court dismissed three of the four counts in the second amended complaint in the Delaware derivative suit.  All of the counts against the defendants Allaire, Bahna, Blackney, Ford, Loeb, Miller, Peretsman and Schulman have now been dismissed.  The parties in the Connecticut action advised the Connecticut Court of the Delaware Court’s ruling by letter dated June 6, 2005.  The Delaware Court subsequently granted plaintiff leave to file the second amended complaint as to the one remaining count.  Defendants sought an interlocutory appeal of the Delaware Court’s order, and the Delaware Supreme Court accepted that appeal.  The parties in the Connecticut action advised the Connecticut Court of those developments by letter dated November 3, 2005.  Following the September 12, 2006 decision by the

Delaware Supreme Court and the subsequent dismissal of the Delaware derivative action, plaintiffs in the Connecticut action executed a Withdrawal of their case on January 30, 2007.

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

Employment Contracts

The Company has employment agreements with certain members of senior management that provide for cash severance payments of up to approximately $15 million, accelerated vesting of equity instruments, including without limitation, restricted stock, restricted stock units and performance share units upon, among other things, death or a termination without “cause” or “good reason”, as those terms are defined in the agreements, and a gross-up for the payment of “golden parachute” excise taxes.  In addition, the agreements provide for the extension of health and insurance benefits after termination for periods of up to three years.

Operating Leases

The Company leases certain facilities and equipment through operating leases. Rental expense for operating leases was approximately $3.8 million, $2.8 million and $2.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. The Company’s executive, administrative, operating offices and network operations center are located in approximately 92,000 square feet of leased office space located in Norwalk, Connecticut.  Booking.com Limited leases approximately 11,000 square feet of office space primarily in Cambridge, England.  Booking.com B.V. leases approximately 53,000 square feet of office space primarily in Amsterdam, Netherlands.  Minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year are as follows (in thousands):

Years ended December 31,
2007	2008	2009	2010	2011	After 2012	Total
$4,292	$4,407	$4,316	$4,295	$2,089	$2,230	$21,629

Other

The online travel industry recently received guidance in the form of a ruling from the Internal Revenue Service that the fee earned by online intermediaries in connection with the facilitation of the purchase of airline tickets is not subject to Federal Excise Tax.  Due to the prior lack of clear guidance related to the application of federal excise taxes to amounts earned by online travel intermediaries, the Company historically remitted such taxes on the amounts it earned for facilitating the purchase of airline tickets.  The tax at issue was on the amounts earned by the Company and was not added to the ticket price paid by its customers.  Accordingly, the Company sought refunds of the taxes it paid while the on-line travel industry pursued clarification on the issue.  In response to this ruling, the Company has discontinued remitting tax on these amounts and continues to pursue refunds for taxes previously paid. Successful recovery of previously paid taxes could result in a refund of approximately $15 to $20 million. Priceline will not recognize this potential refund unless and until all required levels of regulatory approval have been obtained.

20.           BENEFIT PLAN

Priceline.com has a defined contribution 401(k) savings plan (the “Plan”) covering all U.S. employees who are at least 21 years old. The Plan allows eligible employees to contribute up to 75% of their eligible earnings, subject to a statutorily prescribed annual limit.  All participants are fully vested in their contributions and investment earnings. As of January 1, 2007, the Company instituted a 50% match of employee contributions up to 6% of qualified compensation. The Company also maintains certain other defined contribution plans outside of the United States for which it provides 50% of the contributions for participating employees.   The Company’s matching contributions during the years ended December 31, 2006, 2005 and 2004 were approximately $128,000, $64,000 and $14,000, respectively.

21.           GEOGRAPHIC INFORMATION

The geographic information is based upon the location of Company’s subsidiaries (in thousands).

	United States	United Kingdom	The Netherlands	Total Company

2006
Revenues	$940,437	$64,553	$118,113	$1,123,103
Intangible assets, net	7,408	71,910	73,607	152,925
Goodwill	29,427	114,313	82,967	226,707
Other long-lived assets	214,935	5,245	2,747	222,927

2005
Revenues	$892,180	$42,299	$28,181	$962,660
Intangible assets, net	9,363	67,686	72,626	149,675
Goodwill	26,852	97,005	74,560	198,417
Other long-lived assets	179,056	2,535	663	182,254

2004
Revenues	$900,947	$13,425	$—	$914,372
Intangible assets, net	13,347	85,561	—	98,908
Goodwill	26,867	111,992	—	138,859
Other long-lived assets	31,167	602	—	31,769

22.           SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following table sets forth certain key interim financial information for the years ended December 31, 2006 and 2005:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
2006
Total revenues	$241,914	$307,651	$313,467	$260,071

Gross profit	72,231	105,804	123,547	99,517

Net income (loss)	(100)	12,517	48,817	13,232

Preferred stock dividend	(864)	—	(1,063)	—

Net income (loss) applicable to common stockholders	(964)	12,517	47,754	13,232

Net income (loss) applicable to common stockholders per basic common share	(0.02)	0.32	1.21	0.37

Net income (loss) applicable to common stockholders per diluted common share	(0.02)	0.28	1.05	0.33

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
2005

Total revenues	$233,392	$266,557	$258,798	$203,913

Gross profit	57,707	65,234	80,003	64,919

Net income	4,992	12,376	171,571	3,790

Preferred stock dividend	(878)	—	(976)	—

Net income applicable to common stockholders	4,114	12,376	170,595	3,790

Net income applicable to common stockholders per basic common share	0.11	0.32	4.36	0.10

Net income applicable to common stockholders per diluted common share	0.10	0.29	3.71	0.09

INDEX TO EXHIBITS

Exhibit Number	Description

2.1(x)	Share Sale and Purchase Agreement, dated July 14, 2005 by and between the Registrant, ACME Limited and Blue Sky Investments B.V.
2.2(aa)	Articles of Association of priceline.com International Limited, as amended.
3.1(a)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(b)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant
3.3(a)	By-Laws of the Registrant.
4.1	Reference is hereby made to Exhibits 3.1, 3.2 and 3.3.
4.2(a)	Specimen Certificate for Registrant’s Common Stock.
4.3(a)	Amended and Restated Registration Rights Agreement, dated as of December 8, 1998, among the Registrant and certain stockholders of the Registrant.
4.4(b)	Registration Rights Agreement, dated as of August 1, 2003, among the Registrant and the initial purchasers named therein.
4.5(b)	Indenture, dated as of August 1, 2003, between the Registrant and American Stock Transfer & Trust Company, as Trustee (including the form of note contained therein).
4.6(b)	Supplemental Indenture, dated as of October 22, 2003, between the Registrant and American Stock Transfer & Trust Company, as Trustee.
4.7(d)	Second Supplemental Indenture, dated as of December 13, 2004, between the Registrant and American Stock Transfer & Trust Company, as Trustee.
4.8(c)	Registration Rights Agreement, dated as of June 28, 2004, among priceline.com Incorporated and the initial purchasers named therein.
4.9(c)	Indenture, dated as of June 28, 2004, between the Registrant and American Stock Transfer & Trust Company, as Trustee (including the form of note contained therein).
4.10(d)	First Supplemental Indenture, dated as of December 13, 2004, between the Registrant and American Stock Transfer & Trust Company, as Trustee.
4.11(b)	Certificate of Designation, Preferences and Rights of Series A Convertible Redeemable PIK Preferred Stock of the Registrant.
4.12(b)	Certificate of Designation, Preferences and Rights of Series B Redeemable Preferred Stock of the Registrant.
4.13(gg)	Indenture, dated as of September 27, 2006, between priceline.com Incorporated and American Stock Transfer and Trust Company, as Trustee.
4.14(gg)	Registration Rights Agreement, dated as of September 27, 2006, between priceline.com Incorporated and Goldman Sachs & Co., as representative of the Initial Purchasers.
4.15(ii)	Indenture relating to New 1.00% Notes, dated as of November 6, 2006, between priceline.com Incorporated and American Stock Transfer and Trust Company, as Trustee.
4.16(ii)	Indenture relating to New 2.25% Notes, dated as of November 6, 2006, between priceline.com Incorporated and American Stock Transfer and Trust Company, as Trustee.
10.1(a)+	1997 Omnibus Plan of the Registrant.
10.2(e)+	1999 Omnibus Plan of the Registrant, as amended.
10.3(f)+	Priceline.com 2000 Employee Stock Option Plan.
10.4(e)+	Form of Stock Option Grant Agreement.
10.5(e)+	Form of Restricted Stock Agreement for restricted stock grants to Board of Directors.
10.6(g)+	Form of Base Restricted Stock Agreement (U.S.).
10.7(g)+	Form of Base Restricted Stock Agreement (U.K.).
10.8(g)+	Form of Restricted Stock Agreement with covenants (U.S.).
10.9(g)+	Employment Agreement, dated February 7, 2005, by and between Jeffery H. Boyd and the Registrant.
10.10(g)+	Restricted Stock Agreement, dated February 1, 2005, between Jeffery H. Boyd and the Registrant.
10.12(f)+	Employment Agreement, dated November 20, 2000, between the Registrant and Robert Mylod Jr.
10.13(j)+	Amendment to Employment Agreement, dated June 15, 2001, by and between the Registrant and Robert Mylod Jr.
10.14(h)+	Stock Option and Restricted Stock Agreement, dated November 20, 2000, by and between the Registrant and Robert Mylod Jr.

10.15(g)+	Restricted Stock Agreement, dated February 1, 2005, between Robert J. Mylod Jr. and the Registrant.
10.16(h)+	Employment Agreement, dated December 20, 2000, by and between the Registrant and Ronald Rose.
10.17(k)+	Employment Agreement, dated February 8, 2006, by and between the Registrant and Peter J. Millones.
10.18(i)+	Employment Letter Agreement, dated January 2, 2002, by and between the Registrant and Brett Keller.
10.19(g)+	Employment Agreement, dated February 7, 2005, by and between the Registrant and Chris Soder.
10.20(a)*	General Agreement, dated August 31, 1998, by and among the Registrant, Priceline Travel, Inc. and Delta Air Lines, Inc.
10.21(a)*	Airline Participation Agreement, dated August 31, 1998, by and among the Registrant, Priceline Travel, Inc. and Delta Air Lines, Inc.
10.22(a)*	Amendment to the Airline Participation Agreement and the General Agreement, dated December 31, 1998, between and among the Registrant, Priceline Travel, Inc. and Delta Air Lines, Inc.
10.23(l)	Letter Agreement, dated July 16, 1999, between the Registrant and Delta Air Lines, Inc.
10.24(m)	Master Agreement, dated November 17, 1999, between the Registrant and Delta Air Lines, Inc.
10.25(m)	Amendment to the Airline Participation Agreement and the General Agreement, dated November 17, 1999, by and among the Registrant, Priceline Travel, Inc. and Delta Air Lines, Inc.
10.26(n)	Stockholder Agreement, dated February 6, 2001, between the Registrant and Delta Air Lines, Inc.
10.27(n)	Warrant Agreement, dated February 6, 2001, by and between the Registrant and Delta Air Lines, Inc.
10.28(o)*	Formation and Funding Agreement, dated as of March 17, 2000, by and between the Registrant and Alliance Partners, L.P.
10.29(p)	Stock Purchase Agreement, dated as of February 15, 2001, among the Registrant, Prime Pro Group Limited and Forthcoming Era Limited.
10.30(p)	Registration Rights Agreement, dated as of February 15, 2001, among the Registrant, Prime Pro Group Limited and Forthcoming Era Limited.
10.31(q)	Stockholders’ Agreement by and among the Registrant, Prime Pro Group Limited, Forthcoming Era Limited, Potton Resources Limited and Ultimate Pioneer Limited, dated as of June 5, 2001.
10.32(i)	Subscriber Entity Agreement, dated October 1, 2001, by and between Worldspan, L.P. and the Registrant.
10.33(i)	Amendment to the Worldspan, L.P. Subscriber Agreement, dated October 1, 2001, by and between Worldspan, L.P. and the Registrant.
10.34(r)*	Second Amendment to the Worldspan Subscriber Entity Agreement, dated April 1, 2003, by and between the Registrant and Worldspan, L.P.
10.35(t)	Restructuring Agreement, dated as of October 3, 2003, between Hutchison-Priceline Limited, Trio Happiness Limited and PCLN Asia, Inc.
10.36(t)	Amended and Restated Securityholders’ Agreement, dated as of October 3, 2003, among Hutchison-Priceline Limited, PCLN Asia, Inc. and Trio Happiness Limited.
10.37(t)	Master Agreement, dated as of November 20, 2003, between Credit Suisse First Boston International and the Registrant.
10.38(t)	Schedule to the Master Agreement, dated as of November 20, 2003 between Credit Suisse First Boston International and the Registrant.
10.39(t)	Letter Agreement, dated November 26, 2003, between Credit Suisse First Boston International and pricleine.com Incorporated.
10.40(t)

Securities Purchase Agreement dated as of May 3, 2004, between Lowestfare.com Incorporated, Hilton Electronic Distribution Systems, LLC, HT-HDS, Inc., MI Distribution, LLC, Starwood Resventure LLC, Pegasus Business Intelligence, LP and Travelweb LLC.

10.41(v)	Sale and Purchase Agreement dated September 21, 2004 by and among Priceline.com Holdco U.K. Limited and the security holders of Active Hotels Limited listed therein.
10.42(k)+	Form of priceline.com Incorporated 1999 Omnibus Plan Restricted Stock Agreement for Non-Employee Directors.
10.43(y)+	Stock Option Grant Agreement with Ralph M. Bahna.
10.44(y)+	Indemnification Agreement, dated June 2, 2005, by and between the Registrant and Marshall Loeb.

10.45(z)+	Employment Agreement, dated September 21, 2004, by and between Andrew J. Phillipps and Active Hotels Limited.
10.46(z)+	Subscription Letter for Purchased Ordinary Shares of Active Hotels Limited, dated September 21, 2004, with Andrew J. Phillipps.
10.47(z)+	Subscription Letter for Granted Ordinary Shares of Active Hotels Limited, dated September 21, 2004, with Andrew J. Phillipps.
10.48(z)+

Terms and Conditions of Participation in the priceline.com International Limited Management Incentive Plan, dated July 14, 2005, by and between Andrew J. Phillipps and priceline.com International Limited.

10.49(bb)+	Letter agreement, dated October 19, 2005 by and between the Registrant and Daniel J. Finnegan.
10.50(bb)+	Restricted Stock Grant Agreement, dated October 19, 2005, reflecting grant of restricted stock to Daniel J. Finnegan.
10.51(bb)+	Part-Time Employment and Transition Agreement, dated October 20, 2005, by and between the Registrant and Thomas P. D’Angelo.
10.52(cc)+	Employment Agreement, dated July 14, 2005 between Bookings Europe B.V. and Stef Norden.
10.53(cc)+	Form of Registrant’s 1999 Omnibus Plan Award Agreement — Restricted Stock Units for Employees in the Netherlands.
10.54(dd)+	Form of Performance Share Agreement under the priceline.com Incorporated 1999 Omnibus Plan.
10.55(ee)	Underwriting Agreement, dated September 5, 2006, among priceline.com Incorporated, the selling stockholders listed on Schedule II thereto and Goldman, Sachs & Co.
10.56(ff)	Purchase Agreement, dated as of September 21, 2006, between priceline.com Incorporated and Goldman Sachs & Co., as representative of the Initial Purchasers.
10.57(ff)	Confirmation of 5-Year Issuer Capped Share Call Option Transaction between Goldman, Sachs & Co. and priceline.com Incorporated, dated as of September 21, 2006.
10.58(ff)	Confirmation of 7-Year Issuer Capped Share Call Option Transaction between Goldman, Sachs & Co. and priceline.com Incorporated, dated as of September 21, 2006.
10.59(ff)	Confirmation of 5-Year Issuer Capped Share Call Option Transaction between Merrill Lynch, Pierce, Fenner & Smith Incorporated and priceline.com Incorporated, dated as of September 21, 2006.
10.60(ff)	Confirmation of 7-Year Issuer Capped Share Call Option Transaction between Merrill Lynch, Pierce, Fenner & Smith Incorporated and priceline.com Incorporated, dated as of September 21, 2006.
10.61(hh)

Amendment dated October 11, 2006, to Confirmation of 5-Year Issuer Capped Share Call Option Transaction between Goldman, Sachs & Co. and priceline.com Incorporated, dated as of September 21, 2006 and Confirmation of 7-Year Issuer Capped Share Call Option Transaction between Goldman, Sachs & Co. and priceline.com Incorporated, dated as of September 21, 2006.

10.62(hh)

Amendment dated October 11, 2006, to Confirmation of 5-Year Issuer Capped Share Call Option Transaction between Merrill Lynch, Pierce, Fenner & Smith Incorporated and priceline.com Incorporated, dated as of September 21, 2006 and Confirmation of 7-Year Issuer Capped Share Call Option Transaction between Merrill Lynch, Pierce, Fenner & Smith Incorporated and priceline.com Incorporated, dated as of September 21, 2006.

10.63(jj)	Underwriting Agreement, dated December 4, 2006, among priceline.com Incorporated, the selling stockholders listed on Schedule II thereto and Goldman, Sachs & Co.
12.1	Calculation of ratio of earnings to fixed charges.
14(t)	Priceline.com Incorporated Code of Business Conduct and Ethics.
21	List of Subsidiaries.
23.1	Consent of Deloitte & Touche LLP.
24.1	Power of Attorney (included in the Signature Page).
31.1	Certificate of Jeffery H. Boyd, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Robert J. Mylod Jr., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(w)	Certification of Jeffery H. Boyd, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
32.2(w)	Certification of Robert J. Mylod Jr., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

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

(c)	Previously filed as an exhibit to the Form 10-Q for the quarterly period ended September 30, 2003.
(d)	Previously filed as an exhibit to the Form 8-K filed on December 13, 2004.
(e)	Previously filed as an exhibit to the Form S-8 (Registration No. 333-122414) filed on January 31, 2005.
(f)	Previously filed as an exhibit to the Form S-8 (Registration No. 333-55578) filed on February 14, 2001.
(g)	Previously filed as an exhibit to the Form 8-K filed on February 7, 2005.
(h)	Previously filed as an exhibit to the Form 10-K for the year ended December 31, 2000.
(i)	Previously filed as an exhibit to the Form 10-K/A for the year ended December 31, 2001.
(j)	Previously filed as an exhibit to the Form 10-Q for the quarterly period ended June 30, 2001.
(k)	Previously filed as an exhibit to the Form 8-K filed on February 8, 2006.
(l)	Previously filed as an exhibit to the Form S-1 (Registration No. 333-83513) filed in connection with priceline.com’s secondary public offering.
(m)	Previously filed as an exhibit to the Form 10-K for the year ended December 31, 1999.
(n)	Previously filed as an exhibit to the Form 8-K filed on February 8, 2001.
(o)	Previously filed as an exhibit to the Form 10-Q for the quarterly period ended March 31, 2000.
(p)	Previously filed as an exhibit to the Form 8-K filed on February 20, 2001.
(q)	Previously filed as an exhibit to the Form 8-K filed on June 6, 2001.
(r)	Previously filed as an exhibit to the Form 10-Q/A for the quarterly period ended June 30, 2003.
(s)	Previously filed as an exhibit to the Form 10-Q for the quarterly period ended March 31, 2003.
(t)	Previously filed as an exhibit to the Form 10-K for the year ended December 31, 2003.
(u)	Previously filed as an exhibit to the Form 8-K filed on July 7, 2004.
(v)	Previously filed as an exhibit to the Form 8-K filed on September 23, 2004.
(w)	This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.
(x)	Previously filed as an exhibit to the Form 8-K filed on July 20, 2005.
(y)	Previously filed as an exhibit to the Form 8-K filed on June 3, 2005.
(z)	Previously filed as an exhibit to the Form 8-K filed on July 25, 2005.
(aa)	Previously filed as an exhibit to the Form 8-K filed on September 29, 2005.
(bb)	Previously filed as an exhibit to the Form 8-K filed on October 21, 2005.
(cc)	Previously filed as an exhibit to the Form 8-K filed on November 8, 2005.
(dd)	Previously filed as an exhibit to the Form 10-Q for the quarterly period ended March 31, 2006.
(ee)	Previously filed as an exhibit to the Form 8-K filed on September 7, 2006.
(ff)	Previously filed as an exhibit to the Form 8-K filed on September 27, 2006.
(gg)	Previously filed as an exhibit to the Form 8-K filed on September 28, 2006.
(hh)	Previously filed as an exhibit to the Form 8-K filed on October 16, 2006.
(ii)	Previously filed as an exhibit to the Form 8-K filed on November 9, 2006.
(jj)	Previously filed as an exhibit to the Form 8-K filed on December 8, 2006.
*	Certain portions of this document have been omitted pursuant to a confidential treatment request.
+	Indicates a management contract or compensatory plan or arrangement.