Form 10-Q
period 2007-03-31
PRICELINE COM INC
filed 2007-05-10
CIK 1075531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

Number of shares of Common Stock outstanding at May 1, 2007:

Common Stock, par value $0.008 per share	37,890,242
(Class)	(Number of Shares)

priceline.com Incorporated

Form 10-Q

For the Three Months Ended March 31, 2007

PART I – FINANCIAL INFORMATION

Item 1.   Unaudited Consolidated Financial Statements

priceline.com Incorporated

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$454,988	$423,577
Restricted cash	2,624	2,459
Short-term investments	—	7,983
Accounts receivable, net of allowance for doubtful accounts of $2,136 and $1,651, respectively	52,134	48,536
Prepaid expenses and other current assets	46,007	20,534
Total current assets	555,753	503,089

Property and equipment, net	21,400	21,691
Intangible assets, net	148,261	152,925
Goodwill	228,354	226,707
Deferred taxes	190,947	179,392
Other assets	21,024	21,844
Total assets	$1,165,739	$1,105,648
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,906	$49,032
Accrued expenses and other current liabilities	96,533	46,872
Deferred merchant bookings	8,769	4,768
Convertible debt	568,980	—
Total current liabilities	732,188	100,672
Deferred taxes	39,160	39,714
Other long-term liabilities	11,466	11,885
Minority interest	23,218	22,486
Convertible debt	—	568,865
Total liabilities	806,032	743,622

Commitments and Contingencies (see Note 14)

Series B mandatorily redeemable preferred stock, $0.01 par value; 80,000 authorized shares; $1,000 liquidation value per share; 80,000 shares issued and 0 and 13,470 shares outstanding, respectively	—	13,470

Stockholders’ equity:
Common stock, $0.008 par value; authorized 1,000,000,000 shares, 44,514,707 and 43,215,712 shares issued, respectively	342	331
Treasury stock, 6,630,313 and 6,603,050 shares, respectively	(487,893)	(486,468)
Additional paid-in capital	2,096,021	2,070,379
Accumulated deficit	(1,278,304)	(1,262,033)
Accumulated other comprehensive income	29,541	26,347
Total stockholders’ equity	359,707	348,556
Total liabilities and stockholders’ equity	$1,165,739	$1,105,648

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended March 31,
	2007	2006

Merchant revenues, including $15,878 excise tax refund in 2007	$246,011	$210,438
Agency revenues	54,511	30,381
Other revenues	867	1,095
Total revenues	301,389	241,914
Cost of merchant revenues	181,672	169,683
Cost of agency revenues	—	—
Cost of other revenues	—	—
Total costs of revenues	181,672	169,683
Gross profit	119,717	72,231
Operating expenses:
Advertising – Offline	11,334	9,438
Advertising – Online	31,927	21,861
Sales and marketing	11,410	9,582
Personnel, including stock-based compensation of $3,166 and $3,017, respectively	21,490	16,454
General and administrative, including net cost of litigation settlement of $54,857 in 2007, and option payroll taxes of $438 and $89, respectively	63,875	5,737
Information technology	2,911	2,307
Depreciation and amortization	8,505	7,946
Restructuring charge, net	—	135
Total operating expenses	151,452	73,460
Operating loss	(31,735)	(1,229)
Other income (expense):
Interest income, including $2,786 of interest on excise tax refund in 2007	8,203	1,575
Interest expense	(2,470)	(1,498)
Other	(214)	111
Total other income	5,519	188
Loss before income taxes, equity in income (loss) of investees and minority interests	(26,216)	(1,041)
Income tax benefit	11,593	741
Equity in income (loss) of investees and minority interests	(93)	201
Net loss	(14,716)	(99)
Preferred stock dividend	(1,555)	(865)
Net loss applicable to common stockholders	$(16,271)	$(964)
Net loss applicable to common stockholders per basic common share	$(0.44)	$(0.02)
Weighted average number of basic common shares outstanding	37,191	39,380
Net loss applicable to common stockholders per diluted common share	$(0.44)	$(0.02)
Weighted average number of diluted common shares outstanding	37,191	39,380

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2007

(In thousands)

	Common Stock		Additional	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	Shares	Amount	Total

Balance, January 1, 2007	43,216	$331	$2,070,379	$(1,262,033)	$26,347	(6,603)	$(486,468)	$348,556

Net loss applicable to common stockholders	—	—	—	(16,271)	—	—	—	(16,271)

Unrealized gain on marketable securities	—	—	—	—	143	—	—	143

Currency translation adjustment	—	—	—	—	3,051	—	—	3,051

Comprehensive loss								(13,077)

Issuance of restricted stock under equity-based compensation plans, net of forfeitures	119	1	(1)	—	—	—	—	—

Issuance of preferred stock dividend	35	1	1,554	—	—	—	—	1,555

Exercise of stock options and vesting of restricted stock units	389	3	7,586	—	—	—	—	7,589

Repurchase of common stock	—	—	—	—	—	(27)	(1,425)	(1,425)

Stock-based compensation	—	—	2,870	—	—	—	—	2,870

Exercise of warrants	756	6	13,464	—	—	—	—	13,470

Excess tax benefit on stock-based compensation	—	—	169	—	—	—	—	169

Balance, March 31, 2007	44,515	$342	$2,096,021	$(1,278,304)	$29,541	(6,630)	$(487,893)	$359,707

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (In thousands)

	Three Months Ended March 31,
	2007	2006
OPERATING ACTIVITIES:
Net loss	$(14,716)	$(99)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,576	2,359
Amortization	5,929	5,917
Provision for uncollectible accounts, net	1,799	768
Deferred income taxes	(12,451)	(1,217)
Stock-based compensation expense	3,166	3,017
Amortization of debt issuance costs	763	369
Equity in (income) loss of investee, net, and minority interests	93	(201)
Restructuring charge, net	—	135
Changes in assets and liabilities:
Accounts receivable	(5,104)	(4,197)
Prepaid expenses and other current assets	(25,355)	(3,346)
Accounts payable, accrued expenses and other current liabilities	61,280	17,158
Other	773	(316)
Net cash provided by operating activities	18,753	20,347
INVESTING ACTIVITIES:
Purchase of short-term investments	—	(27,235)
Redemption of short-term investments	7,996	14,478
Acquisitions and other equity investments, net of cash acquired	—	(1,210)
Additions to property and equipment	(2,217)	(2,075)
Change in restricted cash	(160)	1,328
Net cash provided by (used in) investing activities	5,619	(14,714)
FINANCING ACTIVITIES:
Repurchase of common stock	(1,425)	(5,616)
Proceeds from exercise of stock options	7,589	1,142
Excess tax benefit on stock-based compensation	169	—
Net cash provided by (used in) financing activities	6,333	(4,474)
Effect of exchange rate changes on cash and cash equivalents	706	407
Net increase in cash and cash equivalents	31,411	1,566
Cash and cash equivalents, beginning of period	423,577	80,341
Cash and cash equivalents, end of period	$454,988	$81,907
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$6,645	$7
Cash paid during the period for interest	$2,958	$1,802

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated

Notes to Unaudited Consolidated Financial Statements

1.             BASIS OF PRESENTATION

Priceline.com Incorporated (“priceline.com” or the “Company”) is responsible for the Unaudited Consolidated Financial Statements included in this document.  The Unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operating results.  The Company prepared the Unaudited Consolidated Financial Statements following the requirements of the Securities and Exchange Commission for interim reporting.  As permitted under those rules, the Company condensed or omitted certain footnotes or other financial information that are normally required by GAAP for annual financial statements.  These statements should be read in combination with the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

2.             STOCK-BASED EMPLOYEE COMPENSATION

The Company has adopted stock compensation plans which provide for grants of share based compensation as incentives and rewards to encourage employees, officers, consultants and directors to contribute towards the long-term success of the Company.  Stock-based compensation cost included in personnel expenses in the Unaudited Consolidated Statements of Operations was approximately $3.2 million and $3.0 million for the three months ended March 31, 2007 and 2006, respectively.  These amounts include stock-based compensation for restricted stock and restricted stock units related to shares of priceline.com International.

During the three months ended March 31, 2007, the Company granted 125,550 shares of restricted stock, 83,740 restricted stock units and 75,750 performance share units.  The share based awards generally vest on the third anniversary of the date of grant and had a total grant date fair value of $14.8 million based upon the grant date fair value per share of $51.93.  The actual number of shares of common stock issued in connection with the performance share units, if any, will be determined at the end of the performance period, assuming there is no accelerated vesting for, among other things, a change in control or termination of employment in certain circumstances, and could range from zero to an additional 75,750 shares over the “target” number of shares if the maximum performance threshold associated with the performance share units is met by the Company.

3.             NET LOSS PER SHARE

The Company computes basic and diluted net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share.” Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is based upon the weighted average number of common and common equivalent shares outstanding during the period.

Common equivalent shares related to stock options, restricted stock, restricted stock units, performance share units and warrants are calculated using the treasury stock method.  Performance share units are included in the weighted average common equivalent shares based on the number of shares that would be issued if the end of the reporting period were the end of the performance period, if the result would be dilutive.

The Company’s convertible debt issues  have net share settlement features requiring the Company upon conversion to settle the principal amount of the debt for cash and the conversion premium for cash or shares of the Company’s common stock (See Note 8). Pursuant to EITF 90-19, “Convertible Bonds with Issuer Options to Settle for Cash upon Conversion,” the convertible notes are included in the calculation of diluted net income per share if their inclusion is dilutive under the treasury stock method.

As of March 31, 2007 and 2006, respectively, 17.8 million shares and 11.7 million shares that could potentially dilute earnings per share in the future were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.  The potentially dilutive share amount at March 31, 2007 includes approximately 14.3 million shares that could be issued under the Company’s convertible debt if the Company experiences substantial increases in its common stock price.  Under the treasury stock method, the convertible notes will generally have a dilutive impact on net income per share if the Company’s average stock price for the period exceeds the conversion price for the convertible notes. As an example, at stock prices of $40 per share, $60 per share and $100 per share, common equivalent shares would include approximately 0.1 million, 4.8 million and 8.6 million equivalent shares, respectively, related to the convertible notes (excluding the offsetting impact of the Convertible Spread Hedges — see Note 8).

4.             RESTRUCTURING

At March 31, 2007, the Company had a restructuring liability of $1.3 million for the estimated remaining costs related to leased property vacated by the Company in 2000. During the first quarter of 2006, the Company recorded a $135,000 restructuring charge based upon a re-evaluation of the estimated disposal costs related to the vacated leased property.  The Company estimates that, based on current available information, the remaining net cash outflows associated with its restructuring related commitments will be paid in 2007-2011. The current portion of the restructuring accrual in the amount of $669,000 is recorded in “Accrued expenses and other current liabilities” and the $582,000 non-current portion is recorded in “Other long-term liabilities” on the Company’s Unaudited Consolidated Balance Sheet.

5.             SHORT-TERM INVESTMENTS

The Company held no marketable securities as of March 31, 2007.  The Company’s marketable securities as of December 31, 2006 were approximately $8.0 million, comprised of U.S. government agency-discount notes.  The securities were sold in the first quarter 2007 with no significant gain or loss.

6.             INTANGIBLE ASSETS

The Company’s intangible assets consist of the following (in thousands):

	March 31, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period	Weighted Average Useful Life

Supply and distribution agreements	$149,762	$(23,798)	$125,964	$151,926	$(24,237)	$127,689	13 years	13 years

Technology	21,622	(14,360)	7,262	21,454	(12,571)	8,883	3 years	3 years

Patents	1,489	(1,090)	399	1,489	(1,076)	413	15 years	15 years

Customer lists	9,905	(8,828)	1,077	9,822	(8,049)	1,773	2 – 3 years	2 years

Internet domain names	6,443	(859)	5,584	6,443	(698)	5,745	10 years	10 years

Trade names	10,628	(2,752)	7,876	10,515	(2,195)	8,320	5 years	5 years

Other	326	(227)	99	1,107	(1,005)	102	3 – 15 years	9 years
Total intangible assets	$200,175	$(51,914)	$148,261	$202,756	$(49,831)	$152,925

Intangible assets with determinable lives are primarily amortized on a straight-line basis.  Intangible asset amortization expense was approximately $5.9 million and $5.9 million for the three months ended March 31, 2007 and 2006, respectively.

The annual estimated amortization expense for intangible assets for the remainder of 2007, the next four years and thereafter is expected to be as follows (in thousands):

2007	$16,041
2008	17,031
2009	14,748
2010	14,172
2011	12,263
Thereafter	74,006
$148,261

7.             OTHER ASSETS

Other assets at March 31, 2007 and December 31, 2006 consist of the following (in thousands):

	March 31, 2007	December 31, 2006
Investment in pricelinemortgage.com	$9,593	$9,550
Deferred debt issuance costs, net	11,136	11,899
Other	295	395
Total	$21,024	$21,844

Investment in pricelinemortgage.com represents the Company’s 49% equity investment in pricelinemortgage.com and, accordingly, the Company recognizes its pro rata share of pricelinemortgage.com’s operating results, not to exceed an amount that the Company believes represents the investment’s estimated fair value. The Company recognized approximately $43,000 and $11,000 of income from its investment in pricelinemortgage.com in the three months ended March 31, 2007 and 2006, respectively.  The Company earned advertising fees from pricelinemortgage.com of approximately $4,000 and $11,000 in the three months ended March 31, 2007 and 2006, respectively.

Deferred debt issuance costs arose from the Company’s issuance of $125 million aggregate principal amount of 1% Notes in August 2003, $100 million aggregate principal amount of 2.25% Notes in June 2004, $172.5 million aggregate principal amount of 0.5% Notes in September 2006 and $172.5 million of aggregate principal amount 0.75% Notes in September 2006.  Deferred debt issuance costs of approximately $4.3 million, $3.8 million, $4.4 million and $4.4 million, respectively, consisting primarily of underwriting commissions and professional service fees, are being amortized using the effective interest rate method over the term of approximately five years, except for the 0.75% Notes, which are amortized over their term of seven years.

8.             CONVERTIBLE DEBT

The Company’s convertible debt is convertible into the Company’s common stock subject to certain conditions. Upon conversion, a holder will receive cash for the principal amount of the note and cash or shares of the Company’s common stock for the conversion value in excess of such principal amount.   Based upon the closing price of the Company’s common stock for the prescribed measurement periods during the quarter ended March 31, 2007, the contingent conversion thresholds on each of the Company’s convertible senior note issues were exceeded.  As a result, the notes are convertible at the option of the holder as of March 31, 2007 and, accordingly, have been classified as a current liability in the Unaudited Consolidated Balance Sheets as of that date.  The convertible debt may be classified as long-term debt in future quarters if the contingent conversion thresholds are not met in such quarters.  Convertible debt consists of the following as of March 31, 2007 and December 31, 2006 (in thousands):

	March 31, 2007	December 31, 2006
$125 million aggregate principal amount of 1.00% Convertible Senior Notes due August 2010	$123,980	$123,865
$172.5 million aggregate principal amount of 0.50% Convertible Senior Notes due September 2011	172,500	172,500
$172.5 million aggregate principal amount of 0.75% Convertible Senior Notes due September 2013	172,500	172,500
$100 million aggregate principal amount of 2.25% Convertible Senior Notes due January 2025	100,000	100,000
	$568,980	$568,865

The $125 million aggregate principal amount of Convertible Senior Notes due August 1, 2010, with an interest rate of 1.00% (the “1% Notes”) are convertible, subject to certain conditions, into the Company’s common stock at a conversion price of approximately $40.00 per share.  Prior to August 1, 2008, the 1% Notes will be convertible if the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading days ending on the first day of a conversion period is more than 110% of the then current conversion price of the 1% Notes, or after August 1, 2008, if the closing price of the Company’s common stock is more than 110% of the then current conversion price of the 1% Notes.  The 1% Notes are also convertible in certain other circumstances, such as a change in control of the Company.  In addition, the 1% Notes will be redeemable at the Company’s option beginning in 2008, and the holders may require the Company to repurchase the 1% Notes on August 1, 2008 or in certain other circumstances.  In the event that all or substantially all of the Company’s common stock is acquired on or prior to August 1, 2008, in a transaction in which the consideration paid to holders of the Company’s common stock consists of all or substantially all cash, the Company would be required to make additional payments in the form of additional shares of common stock to the holders of 1% Notes in aggregate value ranging from $0 to approximately $18.4 million depending upon the date of the transaction and the then current stock price of the Company. Interest on the 1% Notes is payable on February 1 and August 1 of each year.

In November 2003, the Company entered into an interest rate swap agreement whereby it swapped the fixed 1% interest on its 1% Notes for a floating interest rate based on the 3-month U.S. Dollar LIBOR, minus the applicable margin of 221 basis points, on $45 million notional value of debt.  This agreement expires August 1, 2010.  The Company designated this interest rate swap agreement as a fair value hedge.  The changes in the fair value of the interest rate swap agreement and the underlying debt are recorded as offsetting gains and losses in interest expense in the Consolidated Statement of Operations.  Hedge ineffectiveness was not significant in the quarters ended March 31, 2007 and 2006.  The fair value cost to terminate this swap as of March 31, 2007 and December 31, 2006, was approximately $1.0 million and $1.2 million, respectively, and has been recorded as a credit in accrued expenses and other current liabilities at March 31, 2007, and other long-term liabilities at December 31, 2006, with a related adjustment to the carrying value of debt.

The $172.5 million aggregate principal amount of Convertible Senior Notes due September 30, 2011, with an interest rate of 0.50% (the “2011 Notes”), and $172.5 million aggregate principal amount of Convertible Senior Notes due September 30, 2013, with an interest rate of 0.75% (the “2013 Notes”) are convertible, subject to certain conditions, into the Company’s common stock at a conversion price of approximately $40.38 per share.  The 2011 Notes and the 2013 Notes are convertible, at the option of the holder, prior to June 30, 2011 in the case of the 2011 Notes, and prior to June 30, 2013 in the case of the 2013 Notes, upon the occurrence of specified events, including, but not limited to a change in control, or if the closing sale price of the Company’s common stock for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 120% of the applicable conversion price in effect for the notes on the last trading day of the immediately preceding quarter.  In the event that all or substantially all of the Company’s common stock is acquired on or prior to the maturity of the 2011 Notes or the 2013 Notes, in a transaction in which the consideration paid to holders of the Company’s common stock consists of all or substantially all cash, the Company would be required to make additional payments in the form of additional shares of common stock to the holders of the 2011 Notes and the 2013 Notes, collectively, in aggregate value ranging from $0 to approximately $57.5 million depending upon the date of the transaction and the then current stock price of the Company.   As of June 30, 2011, with respect to the 2011 Notes, and as of June 30, 2013, with respect to the 2013 Notes, holders shall have the right to convert all or any portion of such security.  Neither the 2011 Notes nor the 2013 Notes may be redeemed by the Company prior to maturity.  The holders may require the Company to repurchase the 2011 Notes and the 2013 Notes for cash in certain circumstances.  Interest on the 2011 Notes and the 2013 Notes is payable on March 30 and September 30 of each year, starting March 30, 2007.

The Company entered into hedge transactions relating to potential dilution of the Company’s common stock upon conversion of the 2011 Notes and the 2013 Notes (the “Conversion Spread Hedges”).  Under the Conversion Spread Hedges, the Company is entitled to purchase from the counterparties approximately 8.5 million shares of the Company’s common stock (the number of shares underlying the 2011 Notes and the 2013 Notes) at a strike price of $40.38 per share (subject to adjustment in certain circumstances) and the counterparties are entitled to purchase from the Company approximately 8.5  million shares of the Company’s common stock at a strike price of $50.47 per share (subject to adjustment in certain circumstances).   The Conversion Spread Hedges increase the effective conversion price of the 2011 Notes and the 2013 Notes to $50.47 per share from the Company’s perspective and are designed to reduce the potential dilution upon conversion of the 2011 Notes and the 2013 Notes.  If the market value per share of the Company’s common stock at the time of any exercise is above $40.38, the Conversion Spread Hedge will entitle the Company to receive from the counterparties net shares of the Company’s common stock based on the excess of the then current market price of the Company’s common stock over the strike price of the purchased call options.  Holders of the 2011 Notes and the 2013 Notes do not have any rights with respect to the Conversion Spread Hedges.  The Conversion Spread Hedges are separate transactions entered into by the Company with the counterparties, are not part of the terms of the Notes and will not affect the holders’ rights under the 2011 Notes and the 2013 Notes.  The Conversion Spread Hedges are exercisable at dates coinciding with the scheduled maturities of the 2011 Notes and 2013 Notes.

The $100 million aggregate principal amount of Convertible Senior Notes due January 15, 2025, with an interest rate of 2.25% (the “2.25% Notes”) are convertible, subject to certain conditions, into the Company’s common stock at a conversion price of approximately $37.95 per share.  The 2.25% Notes will be convertible if, on or prior to January 15, 2020, the closing sale price of our common stock for at least 20 consecutive trading days in the period of 30 consecutive trading days ending on the first day of a conversion period is more than 120% of the then current conversion price of the 2.25% Notes.  The 2.25% Notes are also convertible in certain other circumstances, such as a change in control of the Company.  In the event that all or substantially all of the Company’s common stock is acquired on or prior to January 15, 2010, in a transaction in which the consideration paid to holders of the Company’s common stock consists of all or substantially all cash, the Company would be required to make additional payments in the form of common shares to the holders of the 2.25% Notes of amounts ranging from $0 to $15.6 million depending upon the date of the transaction and the then current stock price of the Company.  In addition, the 2.25% Notes will be redeemable at the Company’s option beginning January 20, 2010, and the holders may require the Company to repurchase the 2.25% Notes on January 15, 2010, 2015 or 2020, or in certain other circumstances.  Interest on the 2.25% Notes is payable on January 15 and July 15 of each year.

9.             TREASURY STOCK

In the fourth quarter of 2005, the Company’s Board of Directors authorized the repurchase of up to $50 million of the Company’s common stock from time to time in the open market or in privately negotiated transactions.  In addition, in the third quarter 2006, the Company’s Board of Directors authorized the repurchase of up to an additional $150 million of the Company’s common stock with a portion of the proceeds from the issuance of the 2011 Notes and the 2013 Notes. The Company’s Board of Directors has also given the Company the general authorization to repurchase shares of its common stock to satisfy employee withholding tax obligations related to stock-based compensation.

Under these programs, the Company repurchased 216,228 shares of its common stock at an aggregate cost of $5.1 million in the three months ended March 31, 2006, at prevailing market prices.  In September 2006, the Company purchased 3.85 million shares of its common stock at an aggregate purchase price of approximately $129.6 million.   Repurchases of 27,263 and 19,847 shares at aggregate costs of $1.4 million and $483,000 were made in the three months ended March 31, 2007and 2006, respectively, to satisfy employee withholding taxes related to stock-based compensation.

The Company may make additional repurchases of shares under its stock repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.  Whether and when to initiate and/or complete any purchase of common stock and the amount of common stock purchased will be determined in the Company’s complete discretion.  As of March 31, 2007, there were approximately 6.6 million shares of the Company’s common stock held in treasury.

10.          REDEEMABLE PREFERRED STOCK

On January 12, 2007, Delta exercised warrants to purchase 756,199 shares of the Company’s common stock by surrendering 13,470 shares of Series B Preferred Stock, representing all of the remaining outstanding shares of Series B Preferred Stock.  On February 6, 2007, the Company issued a final pro-rated dividend to Delta in the amount of 34,874 shares of common stock, and recorded a non-cash dividend charge of $1.6 million for the three months ended March 31, 2007.

In February 2006, the Company issued Delta Air Lines, Inc. a dividend on the Series B Redeemable Preferred Stock in the amount of 40,240 shares of the Company’s common stock, and recorded a non-cash dividend charge of $865,000 in the three months ended March 31, 2006.

11.          GOODWILL

A substantial majority of the Company’s goodwill relates to its acquisitions of Travelweb LLC, Booking.com Limited in 2004 and Booking.com B.V. in 2005.

Change in goodwill for the three months ended March 31, 2007 consists of the following (in thousands):

Balance at January 1, 2007	$226,707
Currency translation adjustments	1,647
Balance at March 31, 2007	$228,354

12.          TAXES

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

The Company recognizes income tax expense related to income generated outside of the United States based upon the applicable tax rates of the foreign countries in which the income is generated.  During the three months ended March 31, 2007 and 2006, the substantial majority of the Company’s foreign-sourced income has been generated in the United Kingdom and the Netherlands. Income tax benefit for the three months ended March 31, 2007 and 2006 differs from the expected tax benefit at the U.S. statutory rate of 35% due to state income taxes and the foreign tax benefit of interest expense on intercompany debt.

The Company has significant deferred tax assets, resulting principally from domestic net operating loss carryforwards (“NOLs”).  As required by SFAS No. 109, “Accounting for Income Taxes,” the Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of these deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carryforward periods available for tax reporting purposes, and other relevant factors.  The valuation allowance may need to be adjusted in the future if facts and circumstances change, causing a reassessment of the amount of deferred tax assets more likely than not to be realized.  The total deferred tax asset at March 31, 2007 and December 31, 2006 amounted to $203.2 million and $191.7 million, respectively.  The current portion at March 31, 2007 and December 31, 2006 is $12.3 million and is recorded in prepaid expenses and other current assets in the Unaudited Consolidated Balance Sheets.

The Company has recorded a deferred tax liability in the amount of $39.2 million at March 31, 2007, and $39.7 million at December 31, 2006, primarily related to the assignment of estimated fair value to certain purchased identifiable intangible assets associated with the acquisitions of Booking.com Limited and Booking.com B.V.

In July 2006, the FASB issued Interpretation No. 48, “Uncertainty in Income Taxes” (“FIN 48”). FIN 48 applies to all tax positions and clarifies the recognition of tax benefits in the financial statements by providing for a two-step approach of recognition and measurement.  The first step involves assessing whether the tax position is more likely than not to be sustained upon examination based upon its technical merits. The second step involves measurement of the amount to recognize.  Tax positions that meet the more likely than not threshold are measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate finalization with the taxing authority.  The Company adopted FIN 48 effective January 1, 2007.  The adoption of FIN 48 did not have a material impact on the Company’s consolidated results of operations and financial position.  The Company’s Federal and Connecticut tax returns, constituting the returns of the major taxing jurisdictions, are subject to examination by the taxing authorities for all open years as prescribed by applicable statute.  No waivers have been executed that would extend the period subject to examination beyond the period prescribed by statute.

13.          MINORITY INTERESTS

In connection with the Company’s acquisitions of Booking.com B.V. in July 2005 and Booking.com Limited in September 2004 and the reorganization of its European operations, key managers of Booking.com B.V. and Booking.com Limited purchased shares of priceline.com International.  In addition, these key managers were granted restricted stock and restricted stock units in priceline.com International shares that vest over time.  As of March 31, 2007, the total minority interest in priceline.com International on a fully diluted basis was approximately 6.4%.

The holders of the minority interest in priceline.com International have the right to put their shares to the Company and the Company has the right to call their shares at a purchase price reflecting the fair market value of the shares at the time of the exercise of the put or call right.  Subject to certain exceptions, (a) certain of the shares are subject to the put and call options in March 2007 and 2008 and (b) certain of the shares are subject to the put and call options in August 2007 and 2008.  In April 2007 (in connection with the March 2007 put and call options), the Company repurchased 92,125 shares underlying minority interest with a carrying value of $3.7 million for an aggregate purchase price of approximately $15.0 million based upon fair value.  As a result of the purchase, the minority interest in priceline.com International was reduced on a fully diluted basis to 5.4%.

All purchased securities and vested granted securities described above can be put by the holders of the securities or called by the Company shortly after the consummation of a “change in control” of the Company.  The aggregate fair value of the minority interest in priceline.com International is estimated to be approximately $97.2 million at March 31, 2007, including unvested restricted stock and restricted stock units.

14.          COMMITMENTS AND CONTINGENCIES

Litigation Related to Hotel Occupancy and Other Taxes

Statewide Putative Class Actions

A number of cities and counties have filed putative class actions on behalf of themselves and other allegedly similarly situated cities and counties within the same respective state against the Company and other defendants, including, but not in all cases, Lowestfare.com Incorporated and Travelweb LLC, both of which are subsidiaries of the Company, and Hotels.com, L.P.; Hotels.com GP, LLC; Hotwire, Inc.; Cheaptickets, Inc.; Travelport, Inc. (f/k/a Cendant Travel Distribution Services Group, Inc.); Expedia, Inc.; Internetwork Publishing Corp. (d/b/a Lodging.com); Maupintour Holding LLC; Orbitz, Inc.; Orbitz, LLC; Site59.com, LLC; Travelocity.com, Inc.; Travelocity.com LP; and Travelnow.com, Inc.  Each complaint alleges, among other things, that the defendants violated each jurisdiction’s respective hotel occupancy tax ordinance with respect to the charges and remittance of amounts to cover taxes under each ordinance.  Each complaint typically seeks compensatory damages, disgorgement, penalties available by law, attorneys’ fees and other relief.  Such actions include:

•      City of Los Angeles v. Hotels.com, Inc., et al.

•      City of Fairview Heights v. Orbitz, Inc., et al.

•      City of Findlay v. Hotels.com, L.P., et al.

•      City of Rome, Georgia, et al., v. Hotels.com, L.P., et al.

•      Pitt County v. Hotels.com, L.P., et al.

•      City of San Antonio, Texas v. Hotels.com, L.P., et al.

•      City of Gallup, New Mexico v. Hotels.com, L.P., et al.

•      Lake County Convention and Visitors Bureau, Inc. and Marshall County v. Hotels.com, L.P., et al.

•      City of Orange, Texas v. Hotels.com, L.P., et al.

•      Leon County and Doris Maloy, Leon County Tax Collector v. Hotels.com, L.P., et al.

•      City of Jacksonville v. Hotels.com, L.P., et al.

•      City of Columbus, et al. v. Hotels.com, L.P., et al.

•      Louisville/Jefferson County Metro Government v. Hotels.com, L.P., et al.

•      County of Nassau, New York v. Hotels.com, LP, et al.

A discussion of each of the aforementioned legal proceedings can be found in the section titled “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2006.

The following developments regarding such legal proceedings occurred during or after the quarter ended March 31, 2007:

City of Los Angeles v. Hotels.com, Inc., et al.:  On January 17, 2007, the defendants filed motions to dismiss to the City of Los Angeles’ second amended complaint on all issues other than misjoinder of defendants and claims.  On March 1, 2007, the court denied defendants’ previously-filed demurrers on grounds of improper joinder of defendants and claims.  On March 2, 2007, the City of Los Angeles filed a third amended complaint.  On April 11, 2007, the defendants filed renewed demurrers to the third amended complaint.  On June 11, 2007, the court is scheduled to conduct oral argument on defendants’ demurrers.

Pitt County v. Hotels.com, L.P., et al.:  On March 29, 2007, the court denied defendants’ motion to dismiss the complaint.  On April 13, 2007, the defendants moved for reconsideration of that decision or, in the alternative, interlocutory appeal.  The parties are currently conducting discovery.

City of San Antonio, Texas v. Hotels.com, L.P., et al.:  On March 21, 2007, the court denied defendants’ motion to dismiss the City of San Antonio’s amended complaint.  The parties are currently conducting discovery and the City of San Antonio’s motion for class certification is pending.

City of Gallup, New Mexico v. Hotels.com, L.P., et al.:  On April 18, 2007, the City of Gallup moved to dismiss this action voluntarily and without prejudice.  The Court granted that motion and the action was dismissed the same day.

Leon County and Doris Maloy, Leon County Tax Collector v. Hotels.com, L.P., et al.:  Following limited discovery on issue of jurisdiction, on February 21, 2007, the parties jointly stipulated to dismissal of the action without prejudice.

City of Jacksonville v. Hotels.com, L.P., et al.:  On April 12, 2007, the defendants withdrew their previously filed motion to stay the action and filed a motion to dismiss the City of Jacksonville’s complaint.  That motion is being briefed.

County of Nassau, New York v. Hotels.com, LP, et al.:  On January 31, 2007, the defendants moved to dismiss the County of Nassau’s complaint.  That motion is being briefed.

In addition to those cases discussed in the section titled “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2006, the following additional legal proceedings were filed during or after the quarter ended March 31, 2007:

City of Fayetteville v. Hotels.com, L.P., et al.:  On February 28, 2007, a putative class action complaint was filed in the Circuit Court of Washington County, Arkansas by the City of Fayetteville, Arkansas on behalf of itself and a putative class of Arkansas cities, counties and townships that have enacted uniform hotel taxes on lodging.  In addition to the claim for hotel taxes, the complaint also asserted claims for a declaratory judgment, conversion, unjust enrichment, and a constructive trust.  The Company has been served with the complaint and the defendants are scheduled to respond to the complaint by motion or answer on or before May 31, 2007.

The Company intends to defend vigorously against the claims in all of these proceedings.

Actions Filed on Behalf of Individual Cities and Counties

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

•      City of Chicago, Illinois v. Hotels.com, L.P., et al.

•      City of San Diego, California, v. Hotels.com L.P., et al.

•      City of Atlanta, Georgia v. Hotels.com L.P., et al.

•      City of Charleston, South Carolina v. Hotel.com, et al.

•      Town of Mount Pleasant, South Carolina v. Hotels.com, et al.

•      City of North Myrtle Beach, South Carolina v. Hotels.com, LP, et al.

•      Miami-Dade County and Ian Yorty, Miami-Dade County Tax Collector v. Internetwork Publishing Corp., et al.

•      Wake County v. Hotels.com, LP, et al.

•      Cumberland County v. Hotels.com, LP, et al.

•      City of Branson v. Hotels.com, LP., et al.

•      Dare County v. Hotels.com, LP, et al.

•      Buncombe County v. Hotels.com, LP, et al.

•      Horry County, et al. v. Hotels.com, LP, et al.

•      City of Myrtle Beach, South Carolina v. Hotels.com, LP, et al.

A discussion of each of the aforementioned legal proceedings can be found in the section titled “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2006.

The following developments regarding such legal proceedings occurred during or after the quarter ended March 31, 2007:

City of San Diego, California v. Hotels.com, Inc., et al.:  On January 17, 2007, the defendants filed motions to dismiss to the City of San Diego’s complaint on all issues other than misjoinder of defendants and claims.  On March 1, 2007, the court denied defendants’ previously-filed motions to dismiss on grounds of improper joinder of defendants and claims.  On March 8, 2007, the City of San Diego filed an amended complaint.  On April 11, 2007, the defendants filed renewed motions to dismiss to the amended complaint.  On June 11, 2007, the court is scheduled to conduct oral argument on defendants’ motions to dismiss.

City of Atlanta, Georgia v. Hotels.com L.P., et al.:  On January 10, 2007, the City of Atlanta filed a notice of appeal from the court’s December 12, 2006 order dismissing the action for the City’s failure to exhaust administrative remedies, which the City has indicated that it intends to pursue.  That appeal is being briefed.

City of Charleston, South Carolina v. Hotel.com, et al.:  On April 23, 2007, the court granted plaintiff’s motion for leave to amend its complaint to assert claims arising under the South Carolina Unfair Trade Practices Act.

Town of Mount Pleasant, South Carolina v. Hotels.com, et al.:  On April 23, 2007, the court granted plaintiff’s motion for leave to amend its complaint to assert claims arising under the South Carolina Unfair Trade Practices Act.

Miami-Dade County and Ian Yorty, Miami-Dade County Tax Collector v. Internetwork Publishing Corp., et al.:  Following a January 17, 2007 hearing on the defendants’ motion to dismiss, on January 18, 2007, the plaintiffs filed a motion to dismiss this action voluntarily and it was dismissed.  On February 26, 2007, the County served notices of audit on the Company and Lowestfare.com Incorporated.  On March 22, 2007, the County served an estimated assessment against both companies.  The parties are currently discussing the procedures for any further audit.

Wake County v. Hotels.com, LP, et al.; Cumberland County v. Hotels.com, LP, et al.; City of Branson v. Hotels.com, LP., et al.; and Dare County v. Hotels.com, LP, et al.:  On January 19, 2007, the defendants moved to dismiss the Wake County action based on plaintiff’s failure to state a claim.  On January 26, 2007, Dare County filed its complaint.  On February 1, 2007, Buncombe County filed its complaint.  On February 12, 2007, the defendants moved to dismiss the Cumberland County action based on plaintiff’s failure to state a claim.  On April 4, 2007, these four cases were consolidated for pre-trial purposes and all four cases are now pending before the North Carolina Business Court.  The defendants anticipate that they will move to dismiss the Dare County and Buncombe County actions on May 7, 2007, and that all four motions will be briefed at that time.

City of Branson v. Hotels.com, LP., et al.:  On April 23, 2007, the defendants moved to dismiss the complaint.  That motion is being briefed.

Horry County, et al. v. Hotels.com, LP, et al.:  On February 2, 2007, Horry County filed its complaint.  On April 30, 2007, the defendants moved to dismiss the complaint.  That motion is being briefed.

City of Myrtle Beach, South Carolina v. Hotels.com, LP, et al.: On February 2, 2007, the City of Myrtle Beach filed its complaint.  On April 23, 2007, the defendants moved to dismiss the complaint.  That motion is being briefed.

In addition to those cases discussed in the section titled “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2006, the following additional legal proceedings were filed during or after the quarter ended March 31, 2007:

City of Houston, Texas v. Hotels.com, LP., et al.:  On March 5, 2007, the City of Houston, Texas filed a complaint in the District Court of Harris County, Texas.  In addition to the claim for violation of the Houston hotel occupancy tax ordinance, the complaint also asserted claims for conversion, constructive trust, civil conspiracy, and a legal accounting.  On April 30, 2007, the defendants filed special exceptions to the complaint.

We have also been informed by counsel to the plaintiffs in certain of the aforementioned actions that various, undisclosed municipalities or taxing jurisdictions may file additional cases against the Company, Lowestfare.com Incorporated and Travelweb LLC in the future.  In the first quarter 2006, the Company became aware of an opinion by the City Attorney of the City of Madison, Wisconsin that online travel companies were subject to the City of Madison, Wisconsin’s hotel occupancy tax.  Since that time, City officials have expressed an interest in filing suit against the Company, but neither the Company nor any of its subsidiaries has been served with or otherwise received any complaint brought on behalf of the City of Madison.

The Company intends to defend vigorously against the claims in all of these proceedings.

Consumer Class Actions

Two class actions brought by consumers against the Company are pending.

•      Marshall, et al. v. priceline.com, Inc.

•      Bush, et al. v. Cheaptickets, Inc., et al.

A discussion of each of the aforementioned legal proceedings can be found in the section titled “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Subsequent to the Company’s announcement on September 27, 2000, that revenues for the third quarter 2000 would not meet expectations, it was served with putative class action complaints that were assigned to Judge Dominic J. Squatrito.  On September 12, 2001, Judge Squatrito ordered that these cases be consolidated under the Master File No. 3:00cv1884 (DJS), and he designated lead plaintiffs and lead plaintiffs’ counsel.  On October 29, 2001, plaintiffs served a Consolidated Amended Complaint.  On February 5, 2002, Amerindo Investment Advisors, Inc., who was one of the lead plaintiffs in the consolidated action, made a motion for leave to withdraw as lead plaintiff.  The Court granted that motion on May 30, 2002.  On February 28, 2002, the Company filed a motion to dismiss the Consolidated Amended Complaint.  On October 7, 2004, the Court issued a Memorandum of Decision granting, in part, and denying, in part, the Company’s motion.  An initial scheduling order was entered by the Court on November 2, 2004.  Plaintiffs filed a motion for class certification on January 7, 2005 and the Company filed its opposition to that motion.  On April 4, 2006, the Court issued a Memorandum of Decision granting, in part, and denying, in part, the plaintiffs’ motion.  The Court certified a class and approved five of the six proposed class representatives.  On May 4, 2006, the case was transferred to Judge Christopher F. Droney.  Plaintiffs filed a motion for an order approving the proposed notice of class certification on May 5, 2006 and the Company filed its response to that motion.  On May 18, 2006, the case was transferred to Judge Alfred V. Covello.  On October 30, 2006, the Court issued an Order setting forth a partial schedule, designating December 31, 2007 as the deadline for the completion of discovery.

On May 3, 2007, the Company entered into a Stipulation and Agreement of Settlement (“Settlement Agreement”) to settle the shareholder class action.  The Settlement Agreement is contingent upon the satisfaction of various conditions, including, without limitation, preliminary approval by the Court and final approval by the Court after notice to the class and a hearing.  There can be no assurance that the Settlement Agreement will be approved by the Court.  Under the terms of the Settlement Agreement, the class will receive $80 million in return for a release, with prejudice, of all claims against the Company and the individual defendants that are related to the purchase of the Company’s securities by class members during the class period.  The Company’s insurance carriers will fund $30 million of the settlement.  As a result, the Company incurred a first quarter 2007 net charge of approximately $54.9 million representing its share of the cost to settle the litigation and cover related expenses. The settlement is subject to approval by the Court after notice to the class.  The Company can terminate the Settlement Agreement if more than a certain percentage of class members opt out of the settlement.  Should the Settlement Agreement be terminated or fail to get final approval by the Court, the Company intends to defend vigorously against this action.  In the absence of a settlement, the Company is unable to predict the outcome of this litigation.

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

Airline Excise Tax Refund

The online travel industry recently received guidance in the form of a ruling from the Internal Revenue Service that the fee earned by online intermediaries in connection with the facilitation of the purchase of airline tickets is not subject to Federal Excise Tax.  Due to the prior lack of clear guidance related to the application of federal excise taxes to amounts earned by online travel intermediaries, the Company historically remitted such taxes on the amounts it earned for facilitating the purchase of airline tickets.  The tax at issue was on the amounts earned by the Company and was not added to the ticket price paid by its customers.  Accordingly, the Company sought refunds of the taxes it paid while the on-line travel industry pursued clarification on the issue.  In response to this ruling, the Company has discontinued remitting tax on these amounts.  The Company received notices from the

Internal Revenue Service in March 2007 approving refund claims in the amount of $15.9 million, plus interest of $2.8 million and, therefore, the Company recorded the refund receivable in prepaid and other current assets as of March 31, 2007, with corresponding amounts recorded in revenue and interest income.  The Company received notices in April 2007 approving refund claims of an additional amount of approximately $3 million, including estimated accrued interest and therefore expects to record this refund in the second quarter of 2007.

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

Trends.  The online sale of travel services has been one of the fastest growing sectors of the Internet since the late 1990s.  While the online market for travel services continues to experience significant annualized growth, we believe that the domestic market share of third-party distributors, like priceline.com, has declined over the recent past and that the growth of the domestic online market for travel services has slowed.  We believe the decline in market share is attributable, in part, to a concerted initiative by travel suppliers to direct customers to their own websites in an effort to reduce distribution expenses and establish more direct control over their pricing.  In addition, airlines and hotel chains have generally experienced year-over-year increases in load factors (a common metric that measures airplane customer usage) and occupancy rates (a common metric that measures hotel customer usage), respectively, which leaves them with less excess inventory to provide third party intermediaries like priceline.com.  Notwithstanding these trends, we continue to believe that the market for online travel services is an attractive market with continued opportunity for growth, in particular, in certain international markets.

Because we believe that an opportunity for growth exists in certain international markets, and since prior to the fourth quarter of 2004 substantially all of our revenue was generated in the U.S., we have taken steps to expand the markets we serve.  In September 2004, we acquired Booking.com Limited (formerly known as Active Hotels Ltd.), a U.K. based online hotel service.  Booking.com Limited gives us a strong presence in the U.K.’s online hotel market.  Furthermore, in July 2005, we acquired Amsterdam-based Booking.com B.V. (formerly known as Bookings B.V.), one of Europe’s leading Internet hotel reservation services, with offices primarily in Amsterdam, Barcelona, Berlin, Capetown, Dubai, Loule, Paris, Rome, Vienna and Warsaw.  All of our European operations, which are substantially comprised of Booking.com Limited and Booking.com B.V., are majority-owned by us.  A minority interest in our European business is held by our European managers responsible for that business.  We work with a range of chain-owned and independently owned hotels across Europe and in major cities around the world to provide hotel reservations on various websites in multiple languages.

Our European operations represented approximately 52% of our gross bookings in the three months ended March 31, 2007, and were a substantial contributor to our consolidated operating income during that period and we expect that throughout the remainder of 2007 they will represent a growing percentage of our total gross bookings and operating income.  As our European operations have become more meaningful contributors to our results, we have seen, and expect to continue to see, changes in certain of our operating expenses and other financial metrics.  For example, because our European operations utilize online affiliate and search marketing as principal means of generating traffic to their websites, our online advertising expense has increased significantly since our acquisition of those companies, a trend we expect to continue throughout the remainder of 2007.  In addition, and as discussed in more detail below, since the acquisitions of Booking.com Limited and Booking.com B.V., we have seen the effects of seasonal fluctuation on our results change as a result of different revenue recognition policies that apply to our European hotel service (as well as our domestic retail hotel and rental car services) and the increased importance of European hotel bookings to our results of operations.

The financial prospects of our domestic business have been and continue to be significantly dependent upon the sale of leisure airline tickets and, as a result, the health of our domestic business has been impacted by the health of the airline industry.  In recent years, most domestic airlines, and many of our major suppliers, experienced significant losses.  Those losses were compounded by competition from low-cost carriers and high fuel prices.  As a result of these and other factors, many of the major airlines deeply discounted retail airline tickets to maintain market share, simplified fare structures by removing restrictions associated with certain airline tickets and reduced their total capacity to increase load factors.  Those actions had a detrimental effect on our overall airline business and, in particular, our Name Your Own Price® airline ticket service, which is negatively impacted by (1) increased load factors as airlines have less excess inventory to provide to third party intermediaries in general, and to lower yielding “opaque” services, in particular, like our Name Your Own Price® service, and (2) deep retail discounting because it hurts our value proposition and makes users less willing to accept the trade-offs associated with the Name Your Own Price® service, for what has become, in many cases, modest fare savings.

We rely on fees paid to us by global distribution systems, or GDSs, for travel bookings made through GDSs for a portion of our gross profit and a substantial portion of our operating income. We rebate certain GDS costs to certain suppliers (e.g., airlines, hotels, etc.) in exchange for contractual considerations such as those relating to pricing and availability, and expect to continue to do so in the future.  During 2006, most agreements between GDSs and the major domestic airlines expired, and most airlines have negotiated new agreements with reduced distribution costs for the airlines that went into effect on or around September 1, 2006.  The structure of these new agreements, along with airline pressure on third-party travel intermediaries, such as us, to operate under the new structures, require us to reduce our aggregate compensation and book through lower cost channels to receive airlines’ full content and avoid airline service fees.  We have entered into new agreements with a number of airlines to obtain access to airline content, and are in continuing discussions with others to obtain similar access.  If we were denied access to airlines’ full content or had to incur service fees on our airline tickets, it could have a material adverse effect on our business, results of operations and financial condition.

Additionally, some travel suppliers are encouraging third-party travel intermediaries, such as us, to develop technology to bypass the traditional GDSs, such as enabling direct connections to the travel suppliers or using alternative global distribution methods recently developed by new entrants to the global distribution marketplace, such as G2 Switchworks Corp.  Such new entrants propose using technology that is less complex than traditional global distribution systems, and that enables the distribution of airline tickets in a manner that is more cost-effective to the airline suppliers.  To this end, in the first quarter 2006, we entered into an agreement with G2 Switchworks for the provision of GDS services.  In addition, to further reduce our dependence on Worldspan, L.P., in the first quarter 2006, we entered into an agreement for the provision of GDS services with Sabre Inc.  Development of the technology to connect to such alternative GDSs, or to enable direct connections to travel suppliers, requires the use of information technology resources and could cause us to incur additional operating expenses, increase the frequency/duration of system problems and delay other projects.  Furthermore, our contractual obligations to Worldspan, L.P., which expire on December 31, 2007, may limit our ability to pursue the most financially attractive GDS options during the term of our agreement with Worldspan, L.P.

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

We believe that our success will depend in large part on our ability to maintain profitability, primarily from our leisure travel business, to continue to promote the priceline.com brand in the United States and the Booking.com brand in Europe and, over time, to offer other travel services and further expand into international markets. Factors beyond our control, such as the outbreak of an epidemic or pandemic disease; natural disasters such as hurricanes, tsunamis or earthquakes; terrorist attacks, hostilities in the Middle East or elsewhere; or the liquidation of major domestic airlines now in bankruptcy, the bankruptcy of an additional carrier or the withdrawal from our system of a major airline (or the consolidation of our major airline suppliers) or hotel supplier, could adversely affect our business and results of operations and impair our ability to effectively implement all or some of the initiatives described above.  We intend to continue to invest in marketing and promotion, technology and personnel within parameters consistent with attempts to improve operating results.  We also intend to broaden the scope of our business, and to that end, we explore strategic alternatives from time to time in the form of, among other things, mergers and acquisitions.  Our goal is to improve volume and sustain gross margins in an effort to maintain profitability. The uncertain environment described above makes the prediction of future results of operations difficult, and accordingly, we cannot provide assurance that we will sustain revenue growth and profitability.

Seasonality.  Prior to introducing a retail travel option to our customers, substantially all of our business was conducted under the Name Your Own Price® system and accordingly, because those services are generally non-refundable in nature, we recognize travel revenue at the time a booking is generated.  However, we recognize revenue generated from our retail hotel services, including our European operations, at the time that the customer checks out of the hotel.  As a result, a meaningful amount of retail hotel bookings generated earlier in the year, as customers plan and reserve their spring and summer vacations, will not be recognized until future quarters. From a cost perspective, however, we expense the substantial majority of our advertising activities as they are incurred, which is typically in the quarter in which bookings are generated.  Therefore, as our retail hotel business continues to grow, we expect our quarterly results to become increasingly impacted by these seasonal factors.

Recent Accounting Pronouncements.  In July 2006, the FASB issued Interpretation No. 48, “Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 applies to all tax positions and clarifies the recognition of tax benefits in the financial statements by providing for a two-step approach of recognition and measurement. The first step involves assessing whether the tax position is more likely than not to be sustained upon examination based upon its technical merits. The second step involves measurement of the amount to recognize.  Tax positions that meet the more likely than not threshold are measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate finalization with the taxing authority.  We adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on our consolidated results of operations and financial position.

Recent Developments.  On May 3, 2007, we agreed to settle the securities class action litigation that was filed against us in 2000 (described in Note 14 to the Unaudited Consolidated Financial Statements).  Under the terms of the settlement agreement, the class will receive $80 million in return for a release, with prejudice, of all claims against us and the individual defendants that are related to the purchase of our securities by class members during the class period.  Our insurance carriers will fund $30 million of the settlement.  As a result, we incurred a first quarter 2007 net charge of approximately $54.9 million representing our share of the cost to settle the litigation and cover related expenses, with a related tax benefit in the amount of $21.9 million.  The settlement agreement is contingent upon various conditions, including preliminary approval by the Court and final approval after notice to the class and a hearing.  There can be no assurance that the settlement agreement will be approved by the Court.  We can terminate the settlement agreement if more than a certain percentage of class members opt out of the settlement.

We received notices from the Internal Revenue Service in March and April that our refund requests for excise taxes paid on merchant airline tickets had been approved for payment.  As a result, we recorded in the first quarter 2007 approximately $15.9 million in revenue and approximately $2.8 million in related accrued interest representing the amounts approved in the March IRS notice, with a related income tax expense in the amount of $7.5 million.  We expect to record an additional amount of approximately $3 million of income in the second quarter 2007 related to the April notice, including estimated accrued interest.

Results of Operations

Three Months Ended March 31, 2007 compared to the Three Months Ended March 31, 2006

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

The number of airline tickets, hotel room nights and rental car days sold through our websites and the related gross bookings were as follows:

	Gross Bookings	Airline Tickets	Hotel Room Nights	Rental Car Days

Three months ended March 31, 2007	$998 million	639,000	6.0 million	2.0 million

Three months ended March 31, 2006	$747 million	728,000	4.2 million	1.6 million

Gross bookings increased by 33.7% for the three months ended March 31, 2007, compared to the same period in 2006.  The increase was driven primarily by an increase of 47.9% in “agency” bookings for the three months ended March 31, 2007, which was primarily attributable to growth in our European operations, and the increased sale of retail rental cars, which was partially offset by a decrease in the sale of agency airline tickets.  Merchant gross bookings increased by 8.1% for the three months ended March 31, 2007, over the same period in 2006.  The increase was primarily due to an increase in merchant gross bookings relating to our Name Your Own Price® hotel service and an increase in the sale of Name Your Own Price® rental car days, partially offset by a decrease in gross bookings of our Name Your Own Price® airline ticket service due to a decline in average fares.

Airline tickets sold decreased by 12.2% for the three months ended March 31, 2007, compared to the same period in 2006, primarily due to a decrease in the sale of retail airline tickets, partially offset by an increase in the sale of Name Your Own Price® airline tickets.

Hotel room nights sold increased by 43.4% for the three months ended March 31, 2007, compared to the same period in 2006, primarily due to growth in our hotel room nights sold through our European operations and our Name Your Own Price® hotel service.  This increase was partially offset by a decline in our domestic retail merchant hotel service due to the previously discussed expiration of our agreement with Orbitz whereby Orbitz generated bookings of retail merchant hotel rooms using our booking engine and our negotiated rates in return for a commission.

Rental car days sold increased by 23.6% for the three months ended March 31, 2007, compared to the same period in 2006, due to increases in sales of our Name Your Own Price® and retail rental car services.

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

We continue to experience a shift in the mix of our travel business from a business historically focused exclusively on the sale of domestic point-of-sale travel services to a business that includes the sale of European point-of-sale hotel services.  Because our domestic services include merchant Name Your Own Price® travel services, which are reported on a “gross” basis, while both our domestic and European retail travel services are primarily recorded on a “net” basis, revenue increases and decreases are impacted by changes in the mix of the sale of merchant and retail travel services and, consequently, gross profit has become an increasingly important measure of evaluating growth in our business.  Our European operations contributed approximately $48 million and $22 million to our revenues for the three months ended March 31, 2007, and 2006, respectively.  Approximately $2.2 million of this increase is due to fluctuations in currency exchange rates.

	Three Months Ended March 31,
	($000)
	2007	2006	Change

Merchant Revenues	$246,011	$210,438	16.9%
Agency Revenues	54,511	30,381	79.4%
Other Revenues	867	1,095	(20.8)%
Total Revenues	$301,389	$241,914	24.6%

Merchant Revenues

Merchant revenue for the three months ended March 31, 2007 increased by 16.9%, compared to the same period in 2006, primarily due to the inclusion of the excise tax refund of $15.9 million.  In addition, there was an increase in revenue related to the sale of Name Your Own Price® hotel room nights and rental car days, partially offset by a decrease in revenue due to a decline in average fares of our Name Your Own Price® airline ticket service.  We received notices from the Internal Revenue Service in March and April that our refund requests for excise taxes paid on merchant airline tickets had been approved for payment.  As a result, we recorded in the first quarter approximately $15.9 million in revenue and approximately $2.8 million in related accrued interest representing the amounts approved in the March IRS notice.  We expect to record an additional amount of approximately $3 million of income in the second quarter 2007 related to the April notice, including estimated accrued interest.

Agency Revenues

Agency revenues for the three months ended March 31, 2007 increased 79.4%, compared to the same period in 2006, primarily as a result of growth in our European operations which contributed $47.0 million and $21.4 million of agency revenue for the three months ended March 31, 2007 and 2006, respectively.

Other Revenues

Other revenues during the three months ended March 31, 2007 consisted primarily of advertising revenues and fees for referring customers to pricelinemortgage.com for home financing services.  Other revenues for the three months ended March 31, 2007 decreased 20.8% compared to the same period in 2006, primarily due to lower online advertising revenue as a result of the restructuring of an advertising partner relationship in 2006.

Cost of Revenues and Gross Profit

	Three Months Ended March 31,
	($000)
	2007	2006	Change

Cost of Merchant Revenues	$181,672	$169,683	7.1%
% of Merchant Revenues	73.8%	80.6%
Cost of Agency Revenues	—	—	—
% of Agency Revenues	0.0%	0.0%
Cost of Other Revenues	—	—	—
% of Other Revenues	0.0%	0.0%
Total Cost of Revenues	$181,672	$169,683	7.1%
% of Revenues	60.3%	70.1%

Cost of Revenues

During the three months ended March 31, 2007, cost of revenues increased 7.1%, compared to the same period in 2006, due primarily to an increase in merchant revenues in the same period.  Cost of revenues entirely reflect Name Your Own Price® transactions, whose revenues are recorded “gross” with a corresponding cost of revenue while retail transactions are recorded “net” with no corresponding cost of revenues.

Cost of Merchant Revenues

For the three months ended March 31, 2007, cost of merchant revenues consisted primarily of: (1) the cost of opaque hotel rooms from our suppliers, net of applicable taxes, (2) the cost of opaque airline tickets from our suppliers, net of the federal air transportation tax, segment fees and passenger facility charges imposed in connection with the sale of airline tickets; and (3) the cost of opaque rental cars from our suppliers, net of applicable taxes.  Cost of merchant revenues for the three months ended March 31, 2007 increased 7.1%, compared to the same period in 2006, due primarily to an increase in merchant revenues in the same period.  Merchant price-disclosed hotel revenues are recorded at their net amounts, which are amounts received less amounts paid to suppliers and therefore, there are no associated costs of merchant price-disclosed hotel revenues.

Cost of Agency Revenues

Agency revenues are recorded at their net amount, which are amounts received less amounts paid to suppliers, if any, and therefore, there are no costs of agency revenues.

Cost of Other Revenues

For the three months ended March 31, 2007 and 2006, there were no costs of other revenues.

Gross Profit

Total gross profit for the three months ended March 31, 2007 increased by 65.7% compared to the same period in 2006, due to comparable increases in both agency and merchant gross profit.  Total gross margin (gross profit expressed as a percentage of total revenue) increased during the three months ended March 31, 2007, compared to the same period in 2006, because Name Your Own Price® transactions, whose revenues are recorded “gross” with a corresponding cost of revenue, represented a smaller percentage of transactions compared to retail, price-disclosed transactions which are primarily recorded “net” with no corresponding cost of revenues.  Gross margin was also positively impacted by the $15.9 million excise tax refund recorded in merchant revenue in the three months ended March 31, 2007.  Because Name Your Own Price® transactions are reported “gross” and retail transactions are primarily recorded on a “net” basis, we believe that gross profit has become an increasingly important measure of evaluating growth in our business.  Gross profit for our European operations was $47.1 million and $21.6 million for the three months ended March 31, 2007 and 2006, respectively.

	Three Months Ended March 31,
	($000)
	2007	2006	Change

Merchant Gross Profit	$64,339	$40,755	57.9%
Merchant Gross Margin	26.2%	19.4%
Agency Gross Profit	54,511	30,381	79.4%
Agency Gross Margin	100.0%	100.0%
Other Gross Profit	867	1,095	(20.8)%
Other Gross Margin	100.0%	100.0%
Total Gross Profit	$119,717	$72,231	65.7%
Total Gross Margin	39.7%	29.9%

Merchant Gross Profit

Merchant gross profit consists of merchant revenues less the cost of merchant revenues. For the three months ended March 31, 2007, merchant gross profit increased from the same period in 2006, due primarily to an excise tax refund of $15.9 million included in merchant revenue.  In addition, there was an increase in gross profit related to the sale of Name Your Own Price® hotel room nights and rental car days.  The contribution to merchant gross profit from Name Your Own Price® airline ticket sales during the three months ended March 31, 2007 was negatively impacted by a decrease in net GDS fees per ticket as compared to the same period in 2006.

Agency Gross Profit

Agency gross profit consists of agency revenues, which are recorded net of agency costs, if any.  For the three months ended March 31, 2007, agency gross profit increased over the same period in 2006, primarily as a result of growth in our European operations.

Other Gross Profit

During the three months ended March 31, 2007, other gross profit decreased from the same period in 2006 primarily due to lower online advertising revenues as a result of the restructuring of an advertising partner relationship in 2006.

Operating Expenses

Advertising
	Three Months Ended March 31,
	($000)
	2007	2006	Change

Offline Advertising	$11,334	$9,438	20.1%
% of Total Gross Profit	9.5%	13.1%
Online Advertising	$31,927	$21,861	46.0%
% of Total Gross Profit	26.7%	30.3%

Offline advertising expenses consist primarily of: (1) the expenses associated with domestic television and radio advertising; and (2) agency fees, the cost for creative talent and production costs for television and radio commercials. For the three months ended March 31, 2007, offline advertising expenses were higher than in the same period in 2006, primarily as a result of increased television advertising during the quarter.  Online advertising expenses primarily consist of the costs of (1) search engine keyword purchases; (2) affiliate programs; (3) banner and other advertisements; and (4) e-mail campaigns.  For the three months ended March 31, 2007, online advertising expenses increased over the same period in 2006, primarily due to an increase in online advertising expenses to support the growth of our European operations, which rely primarily on online advertising to drive their businesses, partially offset by the elimination of advertising fees paid under our agreement with Orbitz, which expired on December 31, 2006, and the imposition of higher efficiency requirements on other online spend.

Sales and Marketing

	Three Months Ended March 31,
	($000)
	2007	2006	Change

Sales and Marketing	$11,410	$9,582	19.1%
% of Total Gross Profit	9.5%	13.3%

Sales and marketing expenses consist primarily of (1) credit card processing fees associated with merchant transactions; (2) fees paid to third-party service providers that operate our call centers; (3) provisions for uncollectible hotel commissions; and (4) provisions for credit card chargebacks.  For the three months ended March 31, 2007, sales and marketing expenses, which are substantially variable in nature, increased compared to the same period in 2006, primarily due to increased gross booking volumes.

Personnel

	Three Months Ended March 31,
	($000)
	2007	2006	Change

Personnel	$21,490	$16,454	30.6%
% of Total Gross Profit	18.0%	22.8%

Personnel expenses consist of compensation to our personnel, including salaries, bonuses, taxes, employee health benefits and stock-based compensation. For the three months ended March 31, 2007, personnel expenses increased over the same period in 2006, primarily due to increased personnel expenses associated with head count growth of our European operations and increased employee performance bonus expense.  Stock-based compensation expense was approximately $3.2 million and $3.0 million for the three months ended March 31, 2007 and 2006, respectively.

General and Administrative

	Three Months Ended March 31,
	($000)
	2007	2006	Change

General and Administrative	$63,875	$5,737	1,013.4%
% of Total Gross Profit	53.4%	7.9%

General and administrative expenses consist primarily of: (1) fees for outside professionals, including litigation expenses; (2) occupancy expenses; and (3) business insurance. General and administrative expenses increased during the three months ended March 31, 2007, over the same period in 2006, due to a $54.9 million expense related to a litigation settlement, additional fees for outside professionals and expenses related to pending litigation, and increased general and administrative expenses associated with the growth of our European operations.  The $54.9 million represents our net cost of the litigation settlement, including related expenses. Under the terms of the litigation settlement agreement, the class will receive $80 million in return for a release, with prejudice, of all claims against us and the individual defendants that are related to the purchase of our securities by class members during the class period.  Our insurance carriers will fund $30 million of the settlement.

Information Technology

	Three Months Ended March 31,
	($000)
	2007	2006	Change

Information Technology	$2,911	$2,307	26.2%
% of Total Gross Profit	2.4%	3.2%

Information technology expenses consist primarily of: (1) system maintenance and software license fees; (2) data communications and other expenses associated with operating our Internet sites; and (3) payments to outside consultants. For the three months ended March 31, 2007, the increase in information technology expenses was primarily associated with the growth of our European operations.

Depreciation and Amortization

	Three Months Ended March 31,
	($000)
	2007	2006	Change

Depreciation and Amortization	$8,505	$7,946	7.0%
% of Total Gross Profit	7.1%	11.0%

Depreciation and amortization expenses consist of:  (1) amortization of intangible assets with determinable lives; (2) amortization of internally developed and purchased software, (3) depreciation of computer equipment; and (4) depreciation of leasehold improvements, office equipment and furniture and fixtures.  For the three months ended March 31, 2007, depreciation and amortization expense increased from the same period in 2006, primarily as a result of increased depreciation and amortization related to investment in our European operations.

Restructuring Charge

	Three Months Ended March 31,
	($000)
	2007	2006	Change

Restructuring Charge	$—	$135	(100.0)%

In the three months ended March 31, 2006, we recorded a restructuring charge of approximately $135,000, related to vacated leased property.

Interest

	Three Months Ended March 31,
	($000)
	2007	2006	Change

Interest Income	$8,203	$1,575	420.8%
Interest Expense	(2,470)	(1,498)	64.9%
Total	$5,733	$77	7,345.5%

For the three months ended March 31, 2007, interest income on cash and marketable securities increased over the same period in 2006, primarily due to $2.8 million of accrued interest on our excise tax refund, higher prevailing interest rates and significantly higher cash balances in the three months ended March 31, 2007.  Interest expense increased for the three months ended March 31, 2007 over the same period in 2006, due primarily to an increase in debt balances in 2006, as well as an increase in prevailing interest rates on the variable portion of the interest rate swap agreement related to our 1% Convertible Senior Notes.

Taxes

	Three Months Ended March 31,
	($000)
	2007	2006	Change

Income tax benefit	$11,593	$741	1,464.5%

Income tax benefit for the three months ended March 31, 2007 and 2006 differs from the expected tax benefit at the U.S. statutory tax rate of 35% due to state income taxes and the foreign tax benefit of interest expense on intercompany debt.  Due to our significant net operating loss carryforwards, we do not expect to pay significant cash taxes on our U.S. federal taxable income tax for the foreseeable future.  We expect to make cash payments for U.S. alternative minimum tax and for certain international taxes.

Equity in Income (Loss) of Investees and Minority Interests

	Three Months Ended March 31,
	($000)
	2007	2006	Change

Equity in Income (Loss) of Investees and Minority Interests	$(93)	$201	(146.3)%

Equity in income of investees and minority interests for the three months ended March 31, 2007 and 2006, represented (1) minority interests associated with the ownership of priceline.com International that is held by certain managers of that business; and (2) equity in income (loss) of investees, principally comprised of our pro rata share of pricelinemortgage.com’s net results.  The change in equity in income of investees and minority interests for the three months ended March 31, 2007 compared to the same period in 2006 was primarily due to an increase in the minority interest in the earnings of priceline.com International, partially offset by an increase in earnings from our investment in pricelinemortgage.com.

Liquidity and Capital Resources

As of March 31, 2007, we had $455 million in cash and cash equivalents. We generally invest excess cash to make such funds readily available for operating purposes.  Cash equivalents are primarily comprised of highly liquid, high quality, investment grade debt instruments.

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

Net cash provided by operating activities was $18.8 million and $20.3 million for the three months ended March 31, 2007 and 2006, respectively.  The decrease in operating cash flow in 2007 as compared to 2006 is due primarily to a $6.6 million increase in income taxes paid and a $5.5 million increase in performance bonuses paid to our European employees.  The increase in income taxes paid relates to our European operations and is due to timing of payments as well as higher taxes as a result of increased earnings. Net cash provided by operating activities for the three months ended March 31, 2007 was $18.8 million, resulting from $31.6 million of positive changes in working capital and $1.9 million of non-cash items included in net loss, partly offset by a net loss of $14.7 million.  The changes in working capital for the three months ended March 31, 2007, were primarily related to a $62.3 million increase in accounts payable, accrued expenses and other current liabilities, partly offset by a $5.1 million increase in accounts receivable and a $25.4 million increase in prepaid expenses and other current assets.  The increase in accounts payable, accrued expenses and other current liabilities is primarily due to an accrual in the amount of $54.9 million recorded in the three months ended March 31, 2007 related to the settlement of securities litigation described in Note 14 to our Unaudited Consolidated Financial Statements. The remainder of the increase is attributable to accounts payable and deferred merchant bookings.  Increases in accounts receivable, accounts payable and deferred merchant bookings were primarily due to increases in revenues and related cost of revenues attributable to increased hotel and rental car transactions.  The increase in prepaid expenses and other current assets is related to an $18.7 million excise tax refund receivable recorded in March 2007.  Non-cash items were primarily associated with stock-based compensation expense, the deferred income tax benefit, depreciation and amortization of property and equipment and intangible assets, primarily those acquired in our acquisitions of Travelweb, Booking.com Ltd. and Booking.com B.V.  Net cash provided by operating activities for the three months ended March 31, 2006 was $20.3 million, resulting from $9.3 million of positive changes in working capital and $11.1 million of non-cash items included in net loss, partly offset by a net loss of $99,000.  The changes in working capital for the three months ended March 31, 2006, were primarily related to a $17.2 million increase in accounts payable and accrued expenses, partly offset by a $4.2 million increase in accounts receivable.  The increases in accounts receivable and accounts payable were primarily due to increases in revenues and related cost of revenues attributable to increased hotel, vacation package and rental car transactions.  Non-cash items were primarily associated with stock-based compensation expense, the deferred income tax benefit, depreciation and amortization of property and equipment and intangible assets, primarily those acquired in our acquisitions of Travelweb, Booking.com Ltd. and Booking.com B.V.

Net cash provided by (used in) investing activities was $5.6 million and $(14.7 million) for the quarter ended March 31, 2007 and 2006, respectively. We had approximately $8.0 million of investments sales and maturities for the three months ended March 31, 2007.  Excess cash of $12.8 million was used to invest in short-term investments, net of redemptions, for the three months ended March 31, 2006. During the three months ended March 31, 2006, we invested $1.2 million in acquisitions, respectively.  Cash invested in purchases of property and equipment was $2.2 million and $2.1 million for the three months ended March 31, 2007 and 2006, respectively.

Net cash provided by (used in) financing activities was approximately $6.3 million and ($4.4 million) for the three months ended March 31, 2007 and 2006, respectively.  The cash provided by financing activities was primarily related to $7.6 million of proceeds from the exercise of employee stock options, partially offset by $1.4 million of stock repurchases during the three months ended March 31, 2007.  During the three months ended March 31, 2006, the cash used in financing activities was primarily related to $5.6 million of stock repurchases, offset by $1.1 million of proceeds from the exercise of employee stock.

As more fully discussed in Note 13 to the Unaudited Consolidated Financial Statements, as of March 31, 2007, the total minority interest in priceline.com International on a fully diluted basis was approximately 6.4%.  The aggregate fair value of the minority interest in priceline.com International is estimated to be approximately $97.2 million at March 31, 2007, including unvested restricted stock and restricted stock units.  We expect the future fair value of the minority interest to grow based upon expected continued strong performance of the European business.

Based upon the closing price of our common stock for the prescribed measurement periods during the three months ended March 31, 2007, the contingent conversion thresholds on each of our convertible senior note issues were exceeded.  As a result, the notes are convertible at the option of the holder as of March 31, 2007 and, accordingly, have been classified as a current liability in the Unaudited Consolidated Balance Sheets as of that date.  We believe it is highly unlikely that a significant portion of the Notes would be converted prior to maturity because the market value of the Notes exceeds the value that holders of the Notes would receive upon conversion.  However, if holders elect to convert, we would be required to settle the principal amount of the Notes in cash and the conversion premium in cash or shares of common stock.  We would likely fund the repayment with existing cash and cash equivalents, short-term investments, common stock issuances and/or additional borrowings.

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

Off-Balance Sheet Arrangements.

As of March 31, 2007, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Throughout 2006, our European operations grew their gross bookings in excess of 100% on an annualized basis.  This growth rate has contributed significantly to our growth in revenue, gross profit and earnings per share.  We believe that this growth rate has also been a significant driver in the increase in our stock price over the last year.  We expect our European operations to experience a significant decline in their growth rate in future years because of the sheer size of their business.  Other factors could also cause slowing growth rates in the European business, including travel market conditions, changes in hotel inventory pricing or availability and the competitiveness of the market.  A decline in our European operations’ growth rate could have a negative impact on our future revenue and earnings per share growth rates and, as a consequence, our stock price.

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

We are dependent on the leisure travel industry and certain travel suppliers.

Our financial prospects are significantly dependent upon our sale of leisure airline tickets and other travel services.  Leisure travel, including the sale of leisure airline tickets and hotel rooms, is dependent on personal discretionary spending levels. As a result, sales of leisure travel services tend to decline during general economic downturns and recessions. In addition, unforeseen events, such as terrorist attacks, political instability, regional hostilities, increases in fuel prices, imposition of taxes or surcharges by regulatory authorities, travel related accidents, travel related health concerns and unusual weather patterns also may adversely affect the leisure travel industry. As a result, our business also is likely to be affected by those events. Further, work stoppages or labor unrest at any of the major airlines could materially and adversely affect the airline industry and, as a consequence, have a material adverse effect on our business, results of operations and financial condition.

During the three months ended March 31, 2007, sales of airline tickets from our five largest and two largest airline suppliers accounted for approximately 85.5% and 46.3% of total airline tickets sold, respectively, and Name Your Own Price® hotel room nights from our five largest hotel suppliers accounted for approximately 33.3% of total Name Your Own Price® hotel room nights sold. As a result, we are currently substantially dependent upon the continued participation of these suppliers in our system in order to maintain and continue to grow our total gross profit.

Our arrangements with the airline and hotel suppliers that participate in our system – either Name Your Own Price® or price-disclosed service – generally do not require them to provide any specific quantity of airline tickets or hotel rooms, or to make tickets or rooms available for any particular route, in any geographic area or at any particular price.  During the course of our business, we are in continuous dialogue with our major suppliers about the nature and extent of their participation in our system. The significant reduction on the part of any of our major suppliers of their participation in our system for a sustained period of time or their complete withdrawal could have a material adverse effect on our business, results of operations and financial condition.

With respect to our airline suppliers, the airline industry has experienced a shift in market share from full-service carriers to low-cost carriers that focus primarily on discount fares to leisure destinations and we expect this trend to continue.  Some low-cost carriers, such as Southwest and JetBlue, have not historically distributed their tickets through us or other third-party intermediaries.  In addition, certain airlines have significantly limited or eliminated sales of airline tickets through opaque channels, preferring to consistently show the lowest available price on their own website.  In addition, effective January 1, 2007, Continental Airlines ceased participation in our airline ticket service.  If one or more participating airlines were to further limit or eliminate discounting through opaque channels, it could have a material adverse effect on our business, results of operations and financial condition.

Due to our dependence on the airline industry, we could be severely affected by changes in that industry, and, in many cases, we will have no control over such changes or their timing.  Several major U.S. airlines are struggling financially and have either filed for reorganization under the United States Bankruptcy Code or discussed publicly the risks of bankruptcy.  One of our largest airline suppliers, Northwest Airlines, is currently operating under the protection of federal bankruptcy laws, and others, Delta Air Lines and United Airlines have recently emerged from bankruptcy. If a supplier in bankruptcy liquidates or does not emerge from bankruptcy and we are unable to replace such supplier as a participant in priceline.com, our business would be adversely affected. In addition, in the event that another of our major suppliers voluntarily or involuntarily declares bankruptcy and is subsequently unable to successfully emerge from bankruptcy, and we are unable to replace such supplier, our business would be adversely affected.  To the extent other major U.S. airlines that participate in our system declare bankruptcy, they may be unable or unwilling to honor tickets sold for their flights. Our policy in such event would be to direct customers seeking a refund or exchange to the airline, and not to provide a remedy ourselves. Because we are the merchant-of-record on sales of Name Your Own Price® airline tickets to our customers, however, we could experience a significant increase in demands for refunds or credit card charge backs from customers, which could materially and adversely affect our operations and financial results. In addition, because Name Your Own Price® customers do not choose the airlines on which they are to fly, the bankruptcy of a major U.S. airline or even the possibility of a major U.S. airline declaring bankruptcy could discourage customers from using our Name Your Own Price® system to book airline tickets.

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

With respect to our hotel suppliers, improving economic conditions are creating increased demand for hotel rooms and some hotels may reduce the amount of inventory they sell through our service or increase the negotiated rates at which they are willing to provide inventory.  If hotel occupancy rates improve to the point that our hotel suppliers no longer place the same value on our distribution systems, such suppliers may reduce the amount of inventory they make available through priceline.com and/or our European operations.  Similarly, while not dependent on certain hotel chains, the growth rates of our European operations are dependent upon increasing levels of well-priced, demand-based supply from their portfolio of hotel partners.

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

We utilize Internet search engines, principally through the purchase of travel-related keywords, to generate traffic to our websites.  Our European operations, in particular, rely to a significant extent upon third-party distribution partners that derive substantial business from search engines such as Google.  Search engines such as Google frequently update and change the logic which determines the placement and display of results of a user’s search, such that the placement of links to our sites, and particularly those of our European operations and their affiliates, can be negatively affected.  In a similar way, a significant amount of our European business is directed to our own websites through participation in pay-per-click advertising campaigns on Internet search engines whose pricing and operating dynamics can experience rapid change commercially, technically and competitively.  If a major search engine, such as Google, changes its algorithms in a manner that further negatively affects the search engine ranking of our brands or our third-party distribution partners or changes its pricing, operating or competitive dynamics in a negative manner, our business, results of operations and financial condition would be adversely affected.

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

Our convertible senior notes are convertible into shares of our common stock if certain specified conditions are met.  Upon conversion, the holder will receive cash for the principal amount of the note and cash or shares of our common stock or a combination of cash and shares of our common stock for the conversion value in excess of such principal amount.  If our stock trades above the conversion prices of the outstanding convertible notes, our diluted share count will increase by the net number of shares that would become issuable to the holders of our outstanding convertible notes and, as a consequence, have a dilutive impact on net income per share.  As an example, at stock prices of $40 per share, $60 per share and $100 per share, our diluted share count would include approximately 0.1 million, 4.8 million and 8.6 million equivalent shares, respectively, related to the conversion premium on our convertible debt (excluding the offsetting impact of the Conversion Spread Hedges described in Note 8 to the Unaudited Consolidated Financial Statemetns).  The Conversion Spread Hedges increase the effective conversion price of the 2011 Notes and the 2013 Notes from $40.38 to $50.47 per share, and reduce the dilution upon conversion of the 2011 Notes and the 2013 Notes.  Since the impact of the Conversion Spread Hedges is anti-dilutive it is excluded from the calculation of net income per share under GAAP until they are exercised upon maturity.

The unit profitability of our airline ticket business has declined and could continue to decline, as we may be subject to, among other things, competitive pressure and loss or reduction of global distribution system fees.

In recent quarters, the amount of profit we make per airline ticket sold has declined and could continue to decline as we, among other things, experience pressure from suppliers to reduce our profit, strive to remain competitive with other online travel agencies and continue to be subject to reduction of global distribution system, or GDS, fees paid to us. Historically, we have relied on fees paid to us by GDSs for travel bookings made through GDSs for a portion of our gross profit and a substantial portion of our operating income. We rebate certain GDS costs to certain suppliers (e.g., airlines, hotels, etc.) in exchange for contractual considerations such as those relating to pricing and availability, and expect to continue to do so in the future.  During 2006, most agreements between GDSs and the major domestic airlines expired, and most airlines have negotiated new agreements with reduced distribution costs for the airlines that went into effect on or around September 1, 2006.  The structure of these new agreements, along with airline pressure on us to operate under the new structures, requires us to reduce our aggregate compensation and book through lower cost channels to receive airlines’ full content and avoid airline service fees.  We have entered into new agreements with a number of airlines to obtain access to airline content, and are in continuing discussions with others to obtain similar access.  If we were denied access to airlines’ full content or had to impose service fees on our airline tickets, it could have a material adverse effect on our business, results of operations and financial condition.

Additionally, some travel suppliers are encouraging third-party travel intermediaries, such as us, to develop technology to bypass the traditional GDSs, such as enabling direct connections to the travel suppliers or using alternative global distribution methods recently developed by new entrants to the global distribution marketplace, such as G2 Switchworks Corp.  Such new entrants propose using technology that is less complex than traditional global distribution systems, and that enables the distribution of airline tickets in a manner that is more cost-effective to the airline suppliers.  To this end, in the first quarter 2006, we entered into an agreement with G2 Switchworks for the provision of GDS services.  In addition, to further reduce our dependence on Worldspan, L.P., in the first quarter 2006, we entered into an agreement for the provision of GDS services with Sabre Inc.  Development of the technology to connect to such alternative GDSs, or to enable direct connections to travel suppliers, requires the use of information technology resources and could cause us to incur additional operating expenses, increase the frequency/duration of system problems and delay other projects.  Furthermore, our contractual obligations to Worldspan, L.P., which expire on December 31, 2007, may limit our ability to pursue the most financially attractive GDS options during the term of our agreement with Worldspan, L.P.

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

We may experience similar risks in connection with any future acquisitions. We may not be successful in addressing these risks or any other problems encountered in connection with the acquisitions of Booking.com B.V. and Booking.com Limited or that we could encounter in future acquisitions, which would harm our business or cause us to fail to realize the anticipated benefits of our acquisitions.  As of March 31, 2007, we had approximately $331 million assigned primarily to the intangible assets and goodwill of Booking.com B.V. and Booking.com Limited, and therefore, the occurrence of any of the aforementioned risks could result in a material adverse impact, including a material impairment of these assets, which could cause us to have to write-down goodwill.  Any such write-down of goodwill could adversely impact our operating results, which would cause our stock price to decline significantly.

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

We rely on the value of the priceline.com and Booking.com brands, along with others, and the costs of maintaining and enhancing our brand awareness are increasing.

We believe that maintaining and expanding the priceline.com brand, and other owned brands, including Booking.com, Lowestfare.com, Rentalcars.com, Breezenet.com, MyTravelGuide.com and Travelweb, are important aspects of our efforts to attract and expand our user and advertiser base.  As our larger competitors spend increasingly more on advertising, we are required to spend more in order to maintain our brand recognition.  Promotion of the priceline.com brand will depend largely on our success in satisfying our customers. In addition, we have spent considerable money and resources to date on the establishment and maintenance of the priceline.com brands, and we will continue to spend money on, and devote resources to advertising, marketing and other brand building efforts to preserve and enhance consumer awareness of the priceline.com brands. We may not be able to successfully maintain or enhance consumer awareness of the priceline.com brands, and, even if we are successful in our branding efforts, such efforts may not be cost-effective. If we are unable to maintain or enhance customer awareness of the priceline.com brands in a cost-effective manner, our business, results of operations and financial condition would be adversely affected.

Our financial results will be materially impacted by payment of cash income taxes in the future.

We commenced recording a U.S. tax provision in the third quarter of 2005 upon recording the reversal of a portion of our valuation allowance on our deferred tax assets. Due to our significant net operating loss carryforwards, we do not expect to pay cash taxes on our U.S. federal taxable income tax for the foreseeable future. We expect to make cash payments for U.S. alternative minimum tax and for certain international taxes. We expect that in 2008 and beyond, our European operations will grow their pretax income at higher rates than the U.S. and therefore it is our expectation that our cash tax rate and cash tax payments will increase as our European business generates an increasing share of our pretax income.

We may be unable to generate sufficient cash to repay or repurchase our $570 million Convertible Senior Notes.

As of March 31, 2007, we have $570 million of convertible senior notes outstanding comprised of 2006 1% Notes in an aggregate principal amount of $125 million, 2006 2.25% Notes in an aggregate principal amount of $100 million, 2011 Notes in an aggregate principal amount of $172.5 million and 2013 Notes in an aggregate principal amount of $172.5 million (collectively, the “Notes”).  The holders of the 2006 1% Notes may require us to repurchase the notes on August 1, 2008, the holders of the 2006 2.25% Notes may require us to repurchase the notes on January 15, 2010, 2015 or 2020, and the holders of the 2011 Notes and the 2013 Notes may require us to repurchase the notes upon certain designated events.  The Notes also become convertible if certain specified conditions are met, including if our stock price exceeds contingent conversion levels for a specified period.  Based upon the closing price of the Company’s common stock for the prescribed measurement periods during the three months ended March 31, 2007, the contingent conversion thresholds for each of the Notes were exceeded.  As a result, the Notes are convertible at the option of the holder as of March 31, 2007, and, accordingly, have been classified as a current liability in the Unaudited Consolidated Balance Sheets as of that date.  We believe it is highly unlikely that a significant portion of the Notes would be converted prior to maturity because the market value of the Notes exceeds the value that holders of the Notes would receive upon conversion.  However, if holders elect to convert, we would be required to settle the principal amount of the Notes in cash and the conversion premium in cash or shares of common stock.  We would likely fund the repayment with existing cash and cash equivalents, short-term investments, common stock issuances and/or additional borrowings. It is possible that we may not have sufficient funds or may be unable to arrange for additional financing which would cause us to be in default under our indentures and our business, results of operations and financial condition would be adversely affected.

We face risks related to our intellectual property.

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

Capacity constraints and system failures could harm our business.

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

Our communications infrastructure and, in some cases, the electrical power supply for our production systems, is provided by vendors such as AT&T, Verizon, IX EUROPE, Verizon Business B.V., TrueServer BV and Verizon.  If they are unable, for any reason, to support the communications infrastructure and electrical power they provide us, instabilities in our systems could increase until such time as we were able to replace their services.

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

We use both internally developed systems and third-party systems to operate the priceline.com service, including transaction processing, order management and financial systems. If the number of users of our services increases substantially, or if critical third-party systems stop operating as designed, we will need to significantly expand and upgrade our technology, transaction processing systems, financial and accounting systems and other infrastructure. We do not know whether we will be able to upgrade our systems and infrastructure to accommodate such conditions in a timely manner, and, depending on the third-party systems affected, our transactional, financial and accounting systems could be impacted for a meaningful amount of time before repair.

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

We have integrated our entire European hotel offerings into a single back-office extranet system operated by Booking.com B.V., in order to allow customers of both Booking.com B.V. and Booking.com Limited to access hotels which may have previously been available only through either Booking.com B.V. or Booking.com Limited.  Because all of our European operations’ hotel offerings are therefore on one platform, in the event that the extranet operated by Booking.com B.V. experiences a system failure, our European operations could be unable to generate hotel bookings, which would have a material adverse effect on our business, results of operations and financial condition.  In addition, in the second quarter of 2006, we started to implement a new financial accounting system at Booking.com B.V., which is expected to improve efficiency and support growth.  The financial accounting system is new to us, however, and as it continues to be developed and refined, it could present unforeseen technical or other issues, including without limitation, systems failures, any of which would place further demands on our European technology and business resources and could adversely impact our European operations.

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

We file tax returns in such states as required by law based on principles applicable to traditional businesses. In addition, we pay sales and other taxes, including hotel occupancy taxes, to suppliers related to travel services sold through the priceline.com service.  We believe that this practice is consistent with the tax laws of all jurisdictions. On an ongoing basis, we conduct a review and interpretation of the tax laws in various states and other jurisdictions relating to the payment of state and local hotel occupancy and other related taxes.  In connection with our review, we have met and had discussions with taxing authorities in certain jurisdictions but the ultimate resolution in any particular jurisdiction cannot be determined at this time.  Currently, hotels collect and remit hotel occupancy and related taxes to the various tax authorities based on the amounts collected by the hotels. Consistent with this practice, we recover the taxes on the underlying cost of the hotel room night from customers and pay that amount to the hotel operators for payment to the appropriate tax authorities.  As discussed in Note 14 to our Unaudited Consolidated Financial Statements, several jurisdictions have initiated lawsuits indicating the position that sales or hotel occupancy tax is applicable to the differential between the price paid by a customer utilizing our service and the cost of the underlying room.  Additionally, certain municipalities and other taxing jurisdictions have begun formal or informal administrative procedures or stated that they may assert claims against us relating to allegedly unpaid state or local hotel occupancy or related taxes.  Historically, we have not collected taxes on this differential.

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

We are a party to the legal proceedings described in Note 14 to our Unaudited Consolidated Financial Statements.  The defense of the actions described in Note 14 may increase our expenses and an adverse outcome in any of such actions could have a material adverse effect on our business, results of operations and financial condition.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We manage our exposure to interest rate risk and foreign currency risk through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments. We use an interest rate swap agreement to manage interest risk and forward contracts to manage foreign currency risk.  Additional information regarding our interest rate hedge is contained within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Derivative Financial Instruments” Annual Report on Form 10-K for the year ended December 31, 2006.

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

We did not experience any material changes in interest rate exposures during the three months ended March 31, 2007.  Based upon economic conditions and leading market indicators at March 31, 2007, we do not foresee a significant adverse change in interest rates in the near future.

As of March 31, 2007, the carrying value of our debt is $568.9 million.  We estimate that the fair market value of our debt was $800 million as of March 31, 2007.

As of March 31, 2007, we held an interest rate swap agreement on $45 million notional value of our fixed rate debt.  The fair value cost to terminate this swap as of March 31, 2007 was approximately $1.0 million.  A 10% adverse fluctuation in the 3-month LIBOR rate as of March 31, 2007, would increase the cost to terminate the interest rate swap by approximately $242,000.  Any increase or decrease in the fair value of our interest rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying debt.

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

As of March 31, 2007, contracts with notional values of 29.2 million Euros and 3.6 million British Pounds were outstanding to minimize the impact of short-term foreign currency fluctuations on our consolidated operating results.  We may enter into additional forward contracts or other economic hedges in the future.

Additionally, fixed rate investments are subject to unrealized gains and losses due to interest rate volatility.  To the extent that changes in interest rates and currency exchange rates affect general economic conditions, we would also be affected by such changes.

Item 4.    Controls and Procedures

Prior to filing this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2007, our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic SEC reports.

In addition, we reviewed our internal controls and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls to the date of their last evaluation.  In the course of this evaluation, we modify and refine our internal processes as conditions warrant.

In July 2005, we acquired Booking.com B.V., and as a result of that acquisition, we have undertaken a review of their internal controls and intend to make changes, if necessary, that we believe to be appropriate to those internal controls as we integrate its business with ours. In addition, in the second quarter of 2006, we started to implement a new financial accounting system at Booking.com B.V., which is expected to improve efficiency and support growth. The implementation, development and refinement of this financial accounting system is expected to occur in phases through the remainder of 2007 and will likely affect the processes that constitute the Company’s internal control over financial reporting.  As we further integrate Booking.com B.V.’s business and continue with the system implementation, we will continue to review its internal controls and may take further steps to ensure that its internal controls are effective and integrated appropriately.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

A description of material legal proceedings to which we are a party is contained in Note 14 to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information relating to repurchases of our equity securities during the three months ended March 31, 2007:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2007 –	—		—	—	$44,866,000	(1)
January 31, 2007	—		—	—	$20,447,000	(2)

February 1, 2007 –	—		—	—	$44,866,000	(1)
February 28, 2007	—		—	—	$20,447,000	(2)

March 1, 2007 –	27,263	(3)	$52.27	—	$44,866,000	(1)
March 31, 2007	—		—	—	$20,447,000	(2)
Total	27,263		$52.27	—	$65,313,000

Item 6.    Exhibits and Reports on Form 8-K

(a)           Exhibits

Exhibit Number	Description

12.1	Calculation of Ratio of Earnings to Fixed Charges and Preferred Dividends.
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)    Pursuant to a stock repurchase program announced on November 2, 2005, whereby the Company was authorized to repurchase up to $50,000,000 of its common stock.

(2)    Pursuant to a stock repurchase program announced on September 21, 2006, whereby the Company was authorized to repurchase up to $150,000,000 of its common stock.

(3)    Pursuant to a general authorization, not publicly announced, whereby the Company is authorized to repurchase shares of its common stock to satisfy employee withholding tax obligations related to stock-based compensation.

(b)           Reports on Form 8-K

On January 18, 2007, we filed a report on Form 8-K in connection with the exercise of certain warrants by Delta Airlines, Inc.; on February 5, 2007, we filed a report on Form 8-K in connection with the promotion of Christopher L. Soder to the position of President, North American Travel; on February 13, 2007, we filed (“furnished” with respect to certain information) a report on Form 8-K in connection with the company’s fourth quarter 2006 and full-year 2006 earnings; on February 13, 2007, we furnished a report on Form 8-K in connection with a presentation to be given by Jeffery H. Boyd and Robert J. Mylod at the Merrill Lynch Internet Software and Services Conference; on February 23, 2007, we filed a report on Form 8-K in connection with certain changes to the our director compensation; on March 5, 2007, we filed a report on Form 8-K in connection with compensatory arrangements of certain officers; and on March 12, 2007, we furnished a report on Form 8-K in connection with a presentation to be given by Jeffery H. Boyd at the JPMorgan Global Internet Conference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICELINE.COM INCORPORATED
(Registrant)

Date: May 10, 2007	By:	/s/ Robert J. Mylod Jr.
		Name:	Robert J. Mylod Jr.
		Title:	Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)

Exhibit Index

Exhibit Number	Description
12.1	Calculation of Ratio of Earnings to Fixed Charges and Preferred Dividends.
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.