Form 10-Q
period 2007-06-30
PRICELINE COM INC
filed 2007-08-08
CIK 1075531

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

Number of shares of Common Stock outstanding at August 1, 2007:

Common Stock, par value $0.008 per share	38,008,769
(Class)	(Number of Shares)

priceline.com Incorporated

Form 10-Q

For the Three Months Ended June 30, 2007

PART I – FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements

priceline.com Incorporated

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$426,521	$423,577
Restricted cash	2,691	2,459
Short-term investments	22,410	7,983
Accounts receivable, net of allowance for doubtful accounts of $1,558 and $1,651, respectively	76,831	48,536
Prepaid expenses and other current assets	23,919	20,534
Total current assets	552,372	503,089
Property and equipment, net	22,137	21,691
Intangible assets, net	152,241	152,925
Goodwill	236,612	226,707
Deferred taxes	184,086	179,392
Other assets	20,216	21,844
Total assets	$1,167,664	$1,105,648

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58,999	$49,032
Accrued expenses and other current liabilities	50,094	46,872
Deferred merchant bookings	10,698	4,768
Convertible debt	569,161	—
Total current liabilities	688,952	100,672

Deferred taxes	40,327	39,714
Other long-term liabilities	11,957	11,885
Minority interest	21,226	22,486
Convertible debt	—	568,865
Total liabilities	762,462	743,622

Commitments and Contingencies (see Note 13)

Series B mandatorily redeemable preferred stock, $0.01 par value; 80,000 authorized shares; $1,000 liquidation value per share; 80,000 shares issued and 0 and 13,470 shares outstanding, respectively	—	13,470

Stockholders’ equity:
Common stock, $0.008 par value; authorized 1,000,000,000 shares, 44,627,642 and 43,215,712 shares issued, respectively	343	331
Additional paid-in capital	2,101,654	2,070,379
Accumulated deficit	(1,243,732)	(1,262,033)
Accumulated other comprehensive income	35,035	26,347
Treasury stock, 6,633,639 and 6,603,050 shares, respectively	(488,098)	(486,468)
Total stockholders’ equity	405,202	348,556
Total liabilities and stockholders’ equity	$1,167,664	$1,105,648

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Merchant revenues, including $2,318 and $18,196 excise tax refund for the three and six months ended June 30, 2007, respectively	$254,909	$250,524	$500,921	$460,962
Agency revenues	98,344	55,892	152,855	86,273
Other revenues	2,627	1,235	3,493	2,329
Total revenues	355,880	307,651	657,269	549,564
Cost of merchant revenues	198,669	201,847	380,341	371,530
Cost of agency revenues	—	—	—	—
Cost of other revenues	—	—	—	—
Total costs of revenues	198,669	201,847	380,341	371,530
Gross profit	157,211	105,804	276,928	178,034
Operating expenses:
Advertising – Offline	9,281	8,861	20,615	18,298
Advertising – Online	43,470	30,493	75,397	52,354
Sales and marketing	11,525	10,708	22,934	20,290
Personnel, including stock-based compensation of $3,466, $3,717, $6,632 and $6,734, respectively	23,435	18,757	44,926	35,211
General and administrative, including net cost of litigation settlement of $381 and $55,239 for the three and six months ended June 30, 2007, respectively, and option payroll taxes of $94, $130, $532 and $219, respectively	9,777	7,256	73,652	12,993
Information technology	3,152	2,332	6,063	4,639
Depreciation and amortization	8,997	8,360	17,502	16,306
Restructuring charge, net	—	—	—	135
Total operating expenses	109,637	86,767	261,089	160,226
Operating income	47,574	19,037	15,839	17,808
Other income (expense):
Interest income, including $483 and $3,270 of interest on excise tax refund for the three and six months ended June 30, 2007, respectively	6,112	2,121	14,315	3,696
Interest expense	(2,484)	(1,554)	(4,954)	(3,053)
Other	(332)	(622)	(545)	(511)
Total other income (expense)	3,296	(55)	8,816	132
Earnings before income taxes, equity in income (loss) of investees and minority interests	50,870	18,982	24,655	17,940
Income tax expense	(14,964)	(5,578)	(3,371)	(4,836)
Equity in income (loss) of investees and minority interests	(1,334)	(887)	(1,428)	(686)
Net income	34,572	12,517	19,856	12,418
Preferred stock dividend	—	—	(1,555)	(865)
Net income applicable to common stockholders	$34,572	$12,517	$18,301	$11,553
Net income applicable to common stockholders per basic common share	$0.92	$0.32	$0.49	$0.29
Weighted average number of basic common shares outstanding	37,597	39,481	37,395	39,432
Net income applicable to common stockholders per diluted common share	$0.79	$0.28	$0.43	$0.28
Weighted average number of diluted common shares outstanding	43,667	46,993	42,572	43,309

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2007

(In thousands)

					Accumulated Other
	Common Stock		Additional	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Paid-in Capital	Deficit	Income	Shares	Amount	Total

Balance, January 1, 2007	43,216	$331	$2,070,379	$(1,262,033)	$26,347	(6,603)	$(486,468)	$348,556

Net income applicable to common stockholders	—	—	—	18,301	—	—	—	18,301

Unrealized gain on marketable securities	—	—	—	—	10	—	—	10

Currency translation adjustment	—	—	—	—	8,678	—	—	8,678

Comprehensive income								26,989

Issuance of restricted stock under equity-based compensation plans, net of forfeitures	118	1	(1)	—	—	—	—	—

Issuance of preferred stock dividend	35	1	1,554	—	—	—	—	1,555

Exercise of stock options and vesting of restricted stock units	503	4	9,644	—	—	—	—	9,648

Repurchase of common stock	—	—	—	—	—	(31)	(1,630)	(1,630)

Stock-based compensation	—	—	6,045	—	—	—	—	6,045

Exercise of warrants	756	6	13,464	—	—	—	—	13,470

Excess tax benefit on stock-based compensation	—	—	569	—	—	—	—	569

Balance, June 30, 2007	44,628	$343	$2,101,654	$(1,243,732)	$35,035	(6,634)	$(488,098)	$405,202

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 30,
	2007	2006
OPERATING ACTIVITIES:
Net income	$19,856	$12,418
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,264	4,914
Amortization	12,238	12,059
Provision for uncollectible accounts, net	1,472	1,211
Deferred income taxes	(7,211)	(104)
Stock-based compensation expense	6,632	6,734
Amortization of debt issuance costs	1,571	738
Equity in (income) loss of investee, net, and minority interests	1,428	686
Restructuring charge, net	—	135
Changes in assets and liabilities:
Accounts receivable	(28,775)	(21,405)
Prepaid expenses and other current assets	(3,282)	(3,154)
Accounts payable, accrued expenses and other current liabilities	17,629	31,348
Other	826	(131)
Net cash provided by operating activities	27,648	45,449
INVESTING ACTIVITIES:
Purchase of short-term investments	(22,397)	(72,330)
Redemption of short-term investments	7,983	72,411
Acquisitions and other equity investments, net of cash acquired	—	(3,104)
Additions to property and equipment	(5,507)	(6,288)
Change in restricted cash	(225)	1,045
Net cash used in investing activities	(20,146)	(8,266)
FINANCING ACTIVITIES:
Repurchase of common stock	(1,630)	(5,679)
Proceeds from exercise of stock options	9,648	6,651
Payment of debt issuance costs	(116)	—
Purchase of shares held by minority interest	(15,013)	(1,581)
Excess tax benefit on stock-based compensation	569	—
Net cash used in financing activities	(6,542)	(609)
Effect of exchange rate changes on cash and cash equivalents	1,984	1,856
Net increase in cash and cash equivalents	2,944	38,430
Cash and cash equivalents, beginning of period	423,577	80,341
Cash and cash equivalents, end of period	$426,521	$118,771

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for income taxes	$10,542	$4,992

Cash paid during the period for interest	$2,958	$1,803

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

2.           STOCK-BASED EMPLOYEE COMPENSATION

The Company has adopted stock compensation plans which provide for grants of share based compensation as incentives and rewards to encourage employees, officers, consultants and directors to contribute towards the long-term success of the Company.  Stock-based compensation cost included in personnel expenses in the Unaudited Consolidated Statements of Operations was approximately $3.5 million and $6.6 million, and $3.7 million and $6.7 million for the three months and six months ended June 30, 2007 and 2006, respectively.  These amounts include stock-based compensation for restricted stock and restricted stock units related to shares of priceline.com International.

During the three months ended March 31, 2007, the Company granted 125,550 shares of restricted stock, 83,740 restricted stock units and 75,750 performance share units.  The share based awards generally vest on the third anniversary of the date of grant and had a total grant date fair value of $14.8 million based upon the weighted average grant date fair value per share of $51.93.  The actual number of shares of common stock issued in connection with the performance share units, if any, will be determined at the end of the performance period, assuming there is no accelerated vesting for, among other things, a change in control or termination of employment in certain circumstances, and could range from zero to an additional 75,750 shares over the “target” number of shares if the maximum performance threshold associated with the performance share units is met by the Company.

During the three months ended June 30, 2007, the Company granted 8,070 shares of restricted stock.  The share based awards generally vest over four years and had a total grant date fair value of $0.5 million based upon the weighted average grant date fair value per share of $56.75.

3.           NET INCOME PER SHARE

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

Common equivalent shares related to stock options, restricted stock, restricted stock units, performance share units and warrants are calculated using the treasury stock method.  Performance share units are included in the weighted average common equivalent shares based on the number of shares that would be issued if the end of the reporting period were the end of the performance period, if the result would be dilutive. The warrants underlying Series B Preferred Stock were considered for inclusion in fully diluted net income per share using the “if-converted” method.

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

Prior to the Company executing an exchange offer in November 2006 that modified certain terms in the 1% Notes and 2.25% Notes, such notes were convertible into a fixed amount of common stock if certain specified conditions were met.  Pursuant to EITF 04-08 “Effect of Contingently Convertible Debt on Diluted Earnings per Share”, these convertible notes were included in the calculation of diluted earnings per share if their inclusion was dilutive to earnings per share under the “if-converted” method for the three and six months ended June 30, 2006.

A reconciliation of net income and the weighted average number of shares outstanding used in calculating diluted earnings per share is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Net income applicable to common stockholders	$34,572	$12,517	$18,301	$11,553
Interest expense on convertible senior notes	—	772	—	636
	$34,572	$13,289	$18,301	$12,189

Weighted average number of basic common shares outstanding	37,597	39,481	37,395	39,432

Weighted average dilutive stock options, restricted stock, restricted stock units and performance shares	1,378	996	1,420	752

Weighted average dilutive stock warrants	—	756	—	—

Assumed conversion of convertible senior notes	4,692	5,760	3,757	3,125

Weighted average number of diluted common and common equivalent shares outstanding	43,667	46,993	42,572	43,309

Anti-dilutive potential common shares	11,672	4,174	12,565	7,808

Anti-dilutive potential common shares for the three and six months ended June 30, 2007 includes approximately 9.6 million shares and 10.5 million shares, respectively, that could be issued under the Company’s convertible debt if the Company experiences substantial increases in its common stock price.  Under the treasury stock method, the convertible notes will generally have a dilutive impact on net income per share if the Company’s average stock price for the period exceeds the conversion price for the convertible notes. As an example, at stock prices of $40 per share, $60 per share, $80 per share and $100 per share, common equivalent shares would include approximately 0.1 million, 4.8 million, 7.2 million and 8.6 million equivalent shares, respectively, related to the convertible notes (excluding the offsetting impact of the Convertible Spread Hedges – see Note 8).

4.           RESTRUCTURING

At June 30, 2007, the Company had a restructuring liability of $1.2 million for the estimated remaining costs related to leased property vacated by the Company in 2000. During the first quarter of 2006, the Company recorded a $135,000 restructuring charge based upon a re-evaluation of the estimated disposal costs related to the vacated leased property.  The Company estimates that, based on current available information, the remaining net cash outflows associated with its restructuring related commitments will be paid in 2007-2011. The current portion of the restructuring accrual in the amount of $683,000 is recorded in “Accrued expenses and other current liabilities” and the $543,000 non-current portion is recorded in “Other long-term liabilities” on the Company’s Unaudited Consolidated Balance Sheet.

5.           SHORT-TERM INVESTMENTS

The following table summarizes, by major security type, the Company’s marketable securities as of June 30, 2007 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Estimated Fair Value

Asset backed obligations	$1,980	$—	$—	$1,980
Commercial paper	15,921	12	—	15,933
Corporate Notes	4,496	1	—	4,497

Total	$22,397	$13	$—	$22,410

The Company’s short-term investments as of December 31, 2006 were approximately $8.0 million, comprised of U.S. government agency notes.  Contractual maturities of marketable securities classified as available-for-sale as of June 30, 2007 and December 31, 2006, are all within one year.  No material gains or losses were realized for the three months or six months ended June 30, 2007 and 2006.

6.           INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets consist of the following (in thousands):

	June 30, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period	Weighted Average Useful Life

Supply and distribution agreements	$158,528	$(27,231)	$131,297	$151,926	$(24,237)	$127,689	13 years	13 years

Technology	22,724	(16,541)	6,183	21,454	(12,571)	8,883	3 years	3 years

Patents	1,489	(1,105)	384	1,489	(1,076)	413	15 years	15 years

Customer lists	10,400	(9,710)	690	9,822	(8,049)	1,773	2 – 3 years	2 years

Internet domain names	6,443	(1,020)	5,423	6,443	(698)	5,745	10 years	10 years

Trade names	11,223	(3,074)	8,149	10,515	(2,195)	8,320	5 – 20 years	15 years

Other	343	(228)	115	1,107	(1,005)	102	3 – 15 years	9 years
Total intangible assets	$211,150	$(58,909)	$152,241	$202,756	$(49,831)	$152,925

Intangible assets with determinable lives are primarily amortized on a straight-line basis.  Intangible asset amortization expense was approximately $6.3 million and $6.1 million for the three months ended June 30, 2007 and 2006, respectively, and approximately $12.2 million and $12.1 million for the six months ended June 30, 2007 and 2006, respectively.

The annual estimated amortization expense for intangible assets for the remainder of 2007, the next four years and thereafter is expected to be as follows (in thousands):

2007	$10,869
2008	17,237
2009	14,222
2010	13,204
2011	13,204
Thereafter	83,505
$152,241

A substantial majority of the Company’s goodwill relates to its acquisitions of Travelweb LLC, Booking.com Limited in 2004 and Booking.com B.V. in 2005.  The change in goodwill for the six months ended June 30, 2007 consists of the following (in thousands):

Balance at January 1, 2007	$226,707
Purchase of minority interest	5,257
Currency translation adjustments	4,648
Balance at June 30, 2007	$236,612

7.           OTHER ASSETS

Other assets at June 30, 2007 and December 31, 2006 consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Investment in pricelinemortgage.com	$9,526	$9,550
Deferred debt issuance costs, net	10,444	11,899
Other	246	395
Total	$20,216	$21,844

Investment in pricelinemortgage.com represents the Company’s 49% equity investment in pricelinemortgage.com and, accordingly, the Company recognizes its pro rata share of pricelinemortgage.com’s operating results, not to exceed an amount that the Company believes represents the investment’s estimated fair value. The Company recognized approximately $67,000 and $24,000 of losses from its investment in pricelinemortgage.com in the three and six months ended June 30, 2007, respectively.  The Company recognized approximately $35,000 and $24,000 of losses from its investment in pricelinemortgage.com in the three and six months ended June 30, 2006, respectively.  The Company earned advertising fees from pricelinemortgage.com of approximately $6,000 and $15,000 in the six months ended June 30, 2007 and 2006, respectively.

Deferred debt issuance costs arose from the Company’s issuance of $125 million aggregate principal amount of 1% Notes in August 2003, $100 million aggregate principal amount of 2.25% Notes in June 2004, $172.5 million aggregate principal amount of 0.5% Notes in September 2006 and $172.5 million of aggregate principal amount 0.75% Notes in September 2006.  Deferred debt issuance costs are being amortized using the effective interest rate method over the term of approximately five years, except for the 0.75% Notes, which are amortized over their term of seven years.

8.           CONVERTIBLE DEBT

The Company’s convertible debt is convertible into the Company’s common stock subject to certain conditions. Upon conversion, a holder will receive cash for the principal amount of the note and cash or shares of the Company’s common stock for the conversion value in excess of such principal amount.   Based upon the closing price of the Company’s common stock for the prescribed measurement periods during the quarter ended June 30, 2007, the contingent conversion thresholds on each of the Company’s convertible senior note issues were exceeded.  As a result, the notes are convertible at the option of the holder as of June 30, 2007 and, accordingly, have been classified as a current liability in the Unaudited Consolidated Balance Sheets as of that date.  The convertible debt may be classified as long-term debt in future quarters if the contingent conversion thresholds are not met in such quarters.  Convertible debt consists of the following as of June 30, 2007 and December 31, 2006 (in thousands):

	June 30, 2007	December 31, 2006
$125 million aggregate principal amount of 1.00% Convertible Senior Notes due August 2010	$124,161	$123,865
$172.5 million aggregate principal amount of 0.50% Convertible Senior Notes due September 2011	172,500	172,500
$172.5 million aggregate principal amount of 0.75% Convertible Senior Notes due September 2013	172,500	172,500
$100 million aggregate principal amount of 2.25% Convertible Senior Notes due January 2025	100,000	100,000

	$569,161	$568,865

The $125 million aggregate principal amount of Convertible Senior Notes due August 1, 2010, with an interest rate of 1.00% (the “1% Notes”) are convertible, subject to certain conditions, into the Company’s common stock at a conversion price of approximately $40.00 per share.  Prior to August 1, 2008, the 1% Notes will be convertible if the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading days ending on the first day of a conversion period is more than 110% of the then current conversion price of the 1% Notes, or after August 1, 2008, if the closing price of the Company’s common stock is more than 110% of the then current conversion price of the 1% Notes.  The 1% Notes are also convertible in certain other circumstances, such as a change in control of the Company.  In addition, the 1% Notes will be redeemable at the Company’s option beginning in 2008, and the holders may require the Company to repurchase the 1% Notes on August 1, 2008 or in certain other circumstances.  In the event that all or substantially all of the Company’s common stock is acquired on or prior to August 1, 2008, in a transaction in which the consideration paid to holders of the Company’s common stock consists of all or substantially all cash, the Company would be required to make additional payments in the form of additional shares of common stock to the holders of 1% Notes in aggregate value ranging from $0 to approximately $17.8 million depending upon the date of the transaction and the then current stock price of the Company. Interest on the 1% Notes is payable on February 1 and August 1 of each year.

In November 2003, the Company entered into an interest rate swap agreement whereby it swapped the fixed 1% interest on its 1% Notes for a floating interest rate based on the 3-month U.S. Dollar LIBOR, minus the applicable margin of 221 basis points, on $45 million notional value of debt.  This agreement expires August 1, 2010.  The Company designated this interest rate swap agreement as a fair value hedge.  The changes in the fair value of the interest rate swap agreement and the underlying debt are recorded as offsetting gains and losses in interest expense in the Consolidated Statement of Operations.  Hedge ineffectiveness was not significant in the three or six months ended June 30, 2007 and 2006.  The fair value cost to terminate this swap as of June 30, 2007 and December 31, 2006, was approximately $0.8 million and $1.2 million, respectively, and has been recorded as a credit in accrued expenses and other current liabilities at June 30, 2007, and other long-term liabilities at December 31, 2006, with a related adjustment to the carrying value of debt.

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

The $100 million aggregate principal amount of Convertible Senior Notes due January 15, 2025, with an interest rate of 2.25% (the “2.25% Notes”) are convertible, subject to certain conditions, into the Company’s common stock at a conversion price of approximately $37.95 per share.  The 2.25% Notes will be convertible if, on or prior to January 15, 2020, the closing sale price of our common stock for at least 20 consecutive trading days in the period of 30 consecutive trading days ending on the first day of a conversion period is more than 120% of the then current conversion price of the 2.25% Notes.  The 2.25% Notes are also convertible in certain other circumstances, such as a change in control of the Company.  In the event that all or substantially all of the Company’s common stock is acquired on or prior to January 15, 2010, in a transaction in which the consideration paid to holders of the Company’s common stock consists of all or substantially all cash, the Company would be required to make additional payments in the form of common shares to the holders of the 2.25% Notes of amounts ranging from $0 to $15.1 million depending upon the date of the transaction and the then current stock price of the Company.  In addition, the 2.25% Notes will be redeemable at the Company’s option beginning January 20, 2010, and the holders may require the Company to repurchase the 2.25% Notes on January 15, 2010, 2015 or 2020, or in certain other circumstances.  Interest on the 2.25% Notes is payable on January 15 and July 15 of each year.

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

Under these programs, the Company repurchased 216,228 shares of its common stock at an aggregate cost of $5.1 million in the six months ended June 30, 2006 at prevailing market prices.  Repurchases of 30,589 and 21,629 shares at aggregate costs of $1.6 million and $0.6 million were made in the six months ended June 30, 2007 and 2006, respectively, to satisfy employee withholding taxes related to stock-based compensation.

The Company may make additional repurchases of shares under its stock repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.  Whether and when to initiate and/or complete any purchase of common stock and the amount of common stock purchased will be determined in the Company’s complete discretion.  As of June 30, 2007, there were approximately 6.6 million shares of the Company’s common stock held in treasury.

10.         REDEEMABLE PREFERRED STOCK

In the first quarter of 2007, Delta Air Lines, Inc. exercised warrants to purchase 756,199 shares of the Company’s common stock by surrendering 13,470 shares of Series B Preferred Stock, representing all of the remaining outstanding shares of Series B Preferred Stock, and the Company issued a final pro-rated dividend to Delta Air Lines, Inc. in the amount of 34,874 shares of common stock, resulting in a non-cash dividend charge of $1.6 million.  The exercise of the warrant was a non-cash transaction.

11.         TAXES

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

The Company recognizes income tax expense related to income generated outside of the United States based upon the applicable tax rates of the foreign countries in which the income is generated.  During the three and six months ended June 30, 2007 and 2006, the substantial majority of the Company’s foreign-sourced income has been generated in the United Kingdom and the Netherlands. Income tax expense for the three and six months ended June 30, 2007 and 2006 differs from the expected tax benefit at the U.S. statutory rate of 35% due to state income taxes, lower foreign tax rates and the foreign tax benefit of interest expense on intercompany debt.

The Company has significant deferred tax assets, resulting principally from domestic net operating loss carryforwards (“NOLs”).  As required by SFAS No. 109, “Accounting for Income Taxes,” the Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of these deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carryforward periods available for tax reporting purposes, and other relevant factors.  The total deferred tax asset at June 30, 2007 and December 31, 2006 amounted to $196.4 million and $191.7 million, respectively.  The current portion at June 30, 2007 and December 31, 2006 is $12.3 million and is recorded in prepaid expenses and other current assets in the Unaudited Consolidated Balance Sheet.  The valuation allowance may need to be adjusted in the future if facts and circumstances change, causing a reassessment of the amount of deferred tax assets more likely than not to be realized.

The Company has recorded a deferred tax liability in the amount of $40.3 million at June 30, 2007, and $39.7 million at December 31, 2006, primarily related to the assignment of estimated fair value to certain purchased identifiable intangible assets associated with the acquisitions of Booking.com Limited and Booking.com B.V.

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

12.         MINORITY INTEREST

In connection with the Company’s acquisitions of Booking.com B.V. in July 2005 and Booking.com Limited in September 2004 and the reorganization of its international operations, key managers of Booking.com B.V. and Booking.com Limited purchased shares of priceline.com International.  In addition, these key managers were granted restricted stock and restricted stock units in priceline.com International shares that vest over time.

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

All purchased securities and vested granted securities described above can be put by the holders of the securities or called by the Company shortly after the consummation of a “change in control” of the Company.  The aggregate fair value of the minority interest in priceline.com International is estimated to be approximately $140 million at June 30, 2007, including unvested restricted stock and restricted stock units.

13.         COMMITMENTS AND CONTINGENCIES

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

•                  Louisville/Jefferson County Metro Government v. Hotels.com, L.P., et al.

•                  County of Nassau, New York v. Hotels.com, LP, et al.

•                  City of Fayetteville v. Hotels.com, L.P., et al.

A discussion of each of the aforementioned legal proceedings can be found in the section titled “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2006 and/or in the section titled “Commitments and Contingencies” of our Quarterly Report on Form 10-Q for the three months ended March 31, 2007.

The following developments regarding such legal proceedings occurred during or after the three months ended June 30, 2007:

City of Los Angeles v. Hotels.com, Inc., et al.:  On March 2, 2007, the City of Los Angeles filed a third amended complaint.  On April 11, 2007, the defendants filed a renewed motion to dismiss the third amended complaint.  On July 27, 2007, the court granted the defendants’ motion without prejudice and stayed further proceedings pending the City’s compliance with its administrative procedures for tax collection.

City of Findlay v. Hotels.com, L.P., et al.:  On August 2, 2007, the City of Findlay filed a motion seeking leave to amend its complaint to withdraw its allegations seeking to assert claims on behalf of a state-wide class of Ohio cities, counties and townships that have enacted occupancy or excise taxes on lodging. That motion is pending.

City of Rome, Georgia, et al., v. Hotels.com, L.P., et al.:  On February 9, 2007, the defendants moved for summary judgment on the plaintiffs’ claims for plaintiffs’ failure to exhaust the administrative procedures required by Georgia law and plaintiffs’ respective ordinances.  On May 10, 2007, the court issued an opinion denying defendants’ motion but concluding that plaintiffs were required to estimate, assess and attempt to collect the taxes at issue.  The court stayed further litigation until at least August 28, 2007 to permit plaintiffs to comply with those administrative procedures.  Since May 10, 2007, certain of the plaintiffs have sent the Company and other defendants notices of deficiency and requests for reports regarding hotel reservation transactions in their respective jurisdictions, to which the Company has responded.

Pitt County v. Hotels.com, L.P., et al.:  On March 29, 2007, the court denied defendants’ motion to dismiss the complaint.  On April 13, 2007, the defendants moved for reconsideration of that decision or, in the alternative, interlocutory appeal.  On July 31, 2007, the court conducted oral argument on defendants’ motion for reconsideration or interlocutory appeal, which remains pending.  The parties are currently conducting discovery.

City of San Antonio, Texas v. Hotels.com, L.P., et al.:  On May 16 and 17, 2007, the court conducted a hearing on the City of San Antonio’s motion for class certification.  That motion remains pending.

City of Gallup, New Mexico v. Hotels.com, L.P., et al.:  On April 18, 2007, the City of Gallup moved to dismiss its action voluntarily and without prejudice.  The court granted that motion and the action was dismissed the same day.  The City of Gallup subsequently filed a new action on July 6, 2007, which is discussed in further detail below.

City of Jacksonville v. Hotels.com, L.P., et al.:  On April 12, 2007, the defendants withdrew their previously filed motion to stay the action and filed a motion to dismiss the City of Jacksonville’s complaint.  On June 18, 2007, the court conducted oral argument on that motion, which remains pending.

City of Columbus, et al. v. Hotels.com, L.P., et al.:  On September 25, 2006, the Company and other defendants moved to dismiss the complaint.  On September 27, 2006, the Company and other defendants moved to transfer the case to the United States District Court for the Northern District of Ohio, where the City of Findlay case (discussed in the section titled “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2006) is pending.  On January 8, 2007, the Magistrate Judge issued a report and recommendation that the case be transferred to the Northern District of Ohio.  Plaintiffs objected to the Magistrate Judge’s report and recommendations.  Plaintiffs also filed a motion for leave to amend the complaint to strike all class action allegations from the complaint.  On July 10, 2007, the court affirmed the Magistrate Judge’s report and recommendations and transferred the case to the Northern District of Ohio.  On July 23, 2007, the court in the Northern District of Ohio granted defendants’ motion to dismiss the plaintiffs’ Consumer Sales Practices Act claims and denied defendants’ motion to dismiss the remaining claims, adopting the reasoning of the court’s opinion on the motion to dismiss in the City of Findlay case.  The same day, the court in the Northern District of Ohio granted plaintiffs leave to amend the complaint to strike all class allegations.  On July 30, 2007, plaintiffs withdrew their motion for leave to amend the complaint, and thus seek to continue to assert claims on behalf of a putative class of Ohio cities, counties and townships that have enacted occupancy or excise taxes on lodging.

City of Fayetteville v. Hotels.com, L.P., et al.:  On July 24, 2007, the City of Fayetteville filed an amended complaint correcting the identification of certain defendants.  On August 7, 2007, the defendants moved to dismiss the amended complaint. That motion is being briefed.

In addition to those cases discussed in the section titled “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2006 or in the section titled “Commitments and Contingencies” of our Quarterly Report on Form 10-Q for the three months ended March 31, 2007, the following additional legal proceedings were filed during or after the three months ended June 30, 2007:

City of Jefferson, Missouri v. Hotels.com, LP, et al.:  On June 27, 2007, a putative class action complaint was filed in the Circuit Court of Cole County, Missouri by the City of Jefferson, Missouri on behalf of itself and a putative class of Missouri cities, counties and governments that have enacted taxes on lodging.  In addition to the claim for hotel taxes, the complaint also asserted claims for violation of the Missouri Merchandising Practices Act, conversion, unjust enrichment, declaratory judgment, breach of fiduciary duties and a constructive trust.  The Company has not been served with the complaint.

City of Gallup, New Mexico v. Hotels.com, L.P., et al.:  On July 6, 2007, a putative class action was filed in the United States District Court for the District of New Mexico by the City of Gallup on behalf of itself and a putative class of New Mexico taxing authorities that have enacted lodgers’ taxes.  The complaint asserts claims for violation of the New Mexico Lodger’s Tax Act and municipal ordinances.  The claims are brought by the City of Gallup, the same plaintiff whose previous suit against the defendants was voluntarily dismissed on April 18, 2007 (discussed above).  The Company has not been served with the complaint.

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

•                  City of San Diego, California v. Hotels.com L.P., et al.

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

•                  City of Branson v. Hotels.com, LP, et al.

•                  Dare County v. Hotels.com, LP, et al.

•                  Buncombe County v. Hotels.com, LP, et al.

•                  Horry County, et al. v. Hotels.com, LP, et al.

•                  City of Myrtle Beach, South Carolina v. Hotels.com, LP, et al.

•                  City of Houston, Texas v. Hotels.com, LP, et al.

A discussion of each of the aforementioned legal proceedings can be found in the section titled “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2006 and/or in the section titled “Commitments and Contingencies” of our Quarterly Report on Form 10-Q for the three months ended March 31, 2007.

The following developments regarding such legal proceedings occurred during or after the three months ended June 30, 2007:

City of San Diego, California v. Hotels.com, Inc., et al.:  On March 8, 2007, the City of San Diego filed an amended complaint.  On April 11, 2007, the defendants filed a renewed motion to dismiss the amended complaint.  On July 27, 2007, the court granted the defendants’ motion without prejudice and stayed further proceedings pending the City’s compliance with its administrative procedures for tax collection.

City of Charleston, South Carolina v. Hotel.com, et al.:  On April 23, 2007, the court granted plaintiff’s motion for leave to amend its complaint to assert claims arising under the South Carolina Unfair Trade Practices Act, and plaintiff amended its complaint to assert such claims on May 14, 2007.  On April 26, 2007, the court granted defendants’ unopposed motion to consolidate this case with Town of Mount Pleasant, South Carolina v. Hotels.com, et al. (discussed below).  On June 4, 2007, the defendants moved to dismiss the amended complaint.  That motion is being briefed.

Town of Mount Pleasant, South Carolina v. Hotels.com, et al.:  On April 23, 2007, the court granted plaintiff’s motion for leave to amend its complaint to assert claims arising under the South Carolina Unfair Trade Practices Act, and plaintiff amended its complaint to assert such claims on May 14, 2007.  On April 26, 2007, the court granted defendants’ unopposed motion to consolidate this case with City of Charleston, South Carolina v. Hotels.com, et al. (discussed above).  On June 4, 2007, the defendants moved to dismiss the amended complaint.  That motion is being briefed.

Miami-Dade County and Ian Yorty, Miami-Dade County Tax Collector v. Internetwork Publishing Corp., et al.:  Following a January 17, 2007 hearing on the defendants’ motion to dismiss, on January 18, 2007, the plaintiffs filed a motion to dismiss this action voluntarily and it was dismissed.  On February 26, 2007, the County served notices of audit on the Company and Lowestfare.com Incorporated.  On March 22, 2007, the County served estimated assessments against both companies.  On June 22, 2007, the Company and Lowestfare.com Incorporated served protests to those estimated assessments.  The Company and Lowestfare.com Incorporated are awaiting the County’s response to those protests.

Wake County v. Hotels.com, LP, et al.; Cumberland County v. Hotels.com, LP, et al.; Buncombe County v. Hotels.com, LP, et al; and Dare County v. Hotels.com, LP, et al.:  On April 4, 2007, these four cases, all of which are now pending before the North Carolina Business Court, were consolidated for pre-trial purposes.  On May 7, 2007, the defendants moved to dismiss the Dare County and Buncombe County actions.  Motions to dismiss the Wake County and Cumberland County actions were previously filed on January 19, 2007 and February 12, 2007, respectively.  On July 18, 2007, the court conducted oral argument on all four of the motions to dismiss, which remain pending.

City of Branson v. Hotels.com, LP, et al.:  On April 23, 2007, the defendants moved to dismiss the complaint.  That motion is being briefed.

Horry County, et al. v. Hotels.com, LP, et al.:  On April 30, 2007, the defendants moved to dismiss the complaint.  That motion is being briefed.

City of Myrtle Beach, South Carolina v. Hotels.com, LP, et al.: On April 23, 2007, the defendants moved to dismiss the complaint.  That motion is being briefed.

City of Houston, Texas v. Hotels.com, LP., et al.:  On April 30, 2007, the defendants filed special exceptions to the complaint.  On July 5, 2007, the court denied in part and granted in part the defendants’ special exceptions.  The court denied the special exceptions relating to the adequacy of the plaintiff’s allegations, but granted the special exceptions requiring the plaintiff to state with specificity the maximum amount of damages claimed.

In addition to those cases discussed in the section titled “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2006 or in the section titled “Commitments and Contingencies” of our Quarterly Report on Form 10-Q for the three months ended March 31, 2007, the following additional legal proceedings were filed during or after the three months ended June 30, 2007:

City of Oakland, California v. Hotels.com, L.P., et al.:  On June 29, 2007, the City of Oakland, California filed a complaint in the United States District Court for the Northern District of California.  In addition to the claim for violation of the City of Oakland’s Transient Tax Ordinance, the complaint also asserted unfair competition claims under California Business and Professions Code § 17200, et seq., and claims for conversion, unjust enrichment, punitive damages, a constructive trust and a declaratory judgment.  The Company has not been served with the complaint.

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

Litigation Related to Securities Matters

On March 16, March 26, April 27, and June 5, 2001, respectively, four putative class action complaints were filed in the U.S. District Court for the Southern District of New York naming priceline.com, Inc., Richard S. Braddock, Jay Walker, Paul Francis, Morgan Stanley Dean Witter & Co., Merrill Lynch, Pierce, Fenner & Smith, Inc., BancBoston Robertson Stephens, Inc. and Salomon Smith Barney, Inc. as defendants (01 Civ. 2261, 01 Civ. 2576, 01 Civ. 3590 and 01 Civ. 4956).  Shives et al. v. Bank of America Securities LLC et al., 01 Civ. 4956, also names other defendants and states claims unrelated to the Company.  The complaints allege, among other things, that priceline.com and the individual defendants violated the federal securities laws by issuing and selling priceline.com common stock in priceline.com’s March 1999 initial public offering without disclosing to investors that some of the underwriters in the offering, including the lead underwriters, had allegedly solicited and received excessive and undisclosed commissions from certain investors.  By Orders of Judge Mukasey and Judge Scheindlin dated August 8, 2001, these cases were consolidated for pre-trial purposes with hundreds of other cases, which contain allegations concerning the allocation of shares in the initial public offerings of companies other than

priceline.com, Inc.  By Order of Judge Scheindlin dated August 14, 2001, the following cases were consolidated for all purposes:  01 Civ. 2261; 01 Civ. 2576; and 01 Civ. 3590.  On April 19, 2002, plaintiffs filed a Consolidated Amended Class Action Complaint in these cases.  This Consolidated Amended Class Action Complaint makes similar allegations to those described above but with respect to both the Company’s March 1999 initial public offering and the Company’s August 1999 second public offering of common stock.  The named defendants are priceline.com, Inc., Richard S. Braddock, Jay S. Walker, Paul E. Francis, Nancy B. Peretsman, Timothy G. Brier, Morgan Stanley Dean Witter & Co., Goldman Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith, Inc., Robertson Stephens, Inc. (as successor-in-interest to BancBoston), Credit Suisse First Boston Corp. (as successor-in-interest to Donaldson Lufkin & Jenrette Securities Corp.), Allen & Co., Inc. and Salomon Smith Barney, Inc.  Priceline, Richard Braddock, Jay Walker, Paul Francis, Nancy Peretsman, and Timothy Brier, together with other issuer defendants in the consolidated litigation, filed a joint motion to dismiss on July 15, 2002.  On November 18, 2002, the cases against the individual defendants were dismissed without prejudice and without costs.  In addition, counsel for plaintiffs and the individual defendants executed Reservation of Rights and Tolling Agreements, which toll the statutes of limitations on plaintiffs’ claims against those individuals.  On February 19, 2003, Judge Scheindlin issued an Opinion and Order granting in part and denying in part the issuer’s motion.  None of the claims against the Company were dismissed.  On June 26, 2003, counsel for the plaintiff class announced that they and counsel for the issuers had agreed to the form of a Memorandum of Understanding (the “Memorandum”) to settle claims against the issuers.  The terms of that Memorandum provide that class members will be guaranteed $1 billion in recoveries by the insurers of the issuers and that settling issuer defendants will assign to the class members certain claims that they may have against the underwriters.  Issuers also agree to limit their abilities to bring certain claims against the underwriters.  If recoveries in excess of $1 billion are obtained by the class from any non-settling defendants, the settling defendants’ monetary obligations to the class plaintiffs will be satisfied; any amount recovered from the underwriters that is less than $1 billion will be paid by the insurers on behalf of the issuers.  The Memorandum, which is subject to the approval of each issuer, was approved by a special committee of the priceline.com Board of Directors on Thursday, July 3, 2003.  Thereafter, counsel for the plaintiff class and counsel for the issuers agreed to the form of a Stipulation and Agreement of Settlement with Defendant Issuers and Individuals (“Settlement Agreement”).  The Settlement Agreement implements the Memorandum and contains the same material provisions.  On June 11, 2004, a special committee of the priceline.com Board of Directors authorized the Company’s counsel to execute the Settlement Agreement on behalf of the Company.  The Settlement Agreement was submitted to the Court for approval.  Subsequently, the Second Circuit reversed the District Court’s granting of class certification in certain of the related class actions.  As a result, the parties entered into a stipulation and order dated June 25, 2007 which terminated the Settlement Agreement.  The Company intends to vigorously defend against the claims in all these proceedings.

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

On May 3, 2007, the Company entered into a Stipulation and Agreement of Settlement (“Settlement Agreement”) to settle the shareholder class action.  Under the terms of the Settlement Agreement, the class received $80 million in return for a release, with prejudice, of all claims against the Company and the individual defendants (the “Settling Defendants”) that are related to the purchase of the Company’s securities by class members during the class period.  The Company’s insurance carriers funded $30 million of the settlement.  As a result, the Company recorded a 2007 net charge of approximately $55.2 million representing its share of the cost to settle the litigation and cover related expenses.  Judge Covello held a fairness hearing on July 2, 2007 and on July 19, 2007, approved the class action settlement.  An Order entering judgment and dismissing the claims with prejudice against the Settling Defendants is expected to be forthcoming.

In addition, on November 1, 2000 the Company was served with a complaint that purported to be a shareholder derivative action against its Board of Directors and certain of its current and former executive officers, as well as the Company (as a nominal defendant).  The complaint alleged breach of fiduciary duty and waste of corporate assets.  The action is captioned Mark Zimmerman v. Richard Braddock, J. Walker, D. Schulman, P. Allaire, R. Bahna, P. Blackney, W. Ford, M. Loeb, N. Nicholas, N. Peretsman, and priceline.com Incorporated, 18473-NC (Court of Chancery of Delaware, County of New Castle, State of Delaware).  On February 6, 2001, all defendants moved to dismiss the complaint for failure to make a demand upon the Board of Directors and failure to state a cause of action upon which relief can be granted.  Pursuant to a stipulation by the parties, an amended complaint was filed on June 21, 2001.  Defendants renewed their motion to dismiss on August 20, 2001, and plaintiff served his opposition to that motion on October 26, 2001.  Defendants filed their reply brief on January 7, 2002.  On December 20, 2002, the Court granted defendants’ motion without prejudice.  On April 25, 2003, a second amended complaint, adding H. Miller, was filed and a motion seeking leave of court to file the second amended complaint was filed on July 28, 2003.  That motion was fully briefed, and oral argument took place on May 9, 2005. Immediately following oral argument, the Court dismissed three of the four counts in the second amended complaint.  All of the counts against defendants Allaire, Bahna, Blackney, Ford, Loeb, Miller, Peretsman and Schulman were dismissed.  On September 8, 2005, the Court granted plaintiff leave to file the second amended complaint as to the one remaining count.  Defendants filed a motion requesting that the Court certify its September 8, 2005 order for interlocutory appeal to the Delaware Supreme Court, and the Court granted that motion on October 6, 2005.  On October 17, 2005, the Delaware Supreme Court accepted the interlocutory appeal.  The appeal was fully briefed, and oral argument took place on February 22, 2006.  In an Order dated April 3, 2006, the Delaware Supreme Court stated that the appeal was to be heard by the Court en banc without further briefing.  The en banc argument took place on June 28, 2006.  On September 12, 2006, the Delaware Supreme Court decided in favor of the Company and the Delaware action was thereafter dismissed with prejudice by stipulation.

On November 7, 2003, the Company was served with a complaint that purported to be a shareholder derivative action against its Board of Directors and certain of its current and former executive officers, as well as the Company (as a nominal defendant).  The complaint alleged, among other things, breach of fiduciary duty, waste of corporate assets and misappropriation of corporate information.  The claims in the complaint were substantially repetitive of the claims in the derivative action in Delaware described above.  The action is captioned Don Powell v. Richard S. Braddock, Jay S. Walker, Daniel H. Schulman, Paul A. Allaire, Ralph M. Bahna, Paul J. Blackney, William E. Ford, Marshall Loeb, N. J. Nicholas, Jr., Nancy B. Peretsman, and Heidi G. Miller and priceline.com Incorporated (Superior Court, Judicial District of Stamford/Norwalk, State of Connecticut).  On January 28, 2004, defendants Blackney, Nicholas, Peretsman and Loeb moved to dismiss the complaint for lack of personal jurisdiction.  On January 29, 2004, defendant Miller moved to dismiss the complaint for lack of personal jurisdiction and for insufficient service of process.  On February 27, 2004, defendants Braddock, Walker, Schulman, Allaire, Bahna, Blackney, Loeb, Nicholas, Peretsman, Miller and priceline.com moved to dismiss the complaint for lack of subject matter jurisdiction and defendants Braddock and Schulman also moved to dismiss the complaint for lack of personal jurisdiction and insufficient service of process.  At a hearing on May 3, 2004, the Court stated that it would not rule on the pending motions until the pending motions in the Delaware action described above were decided.  The Court conducted a subsequent status conference on January 10, 2005, during which the Court requested the parties to report back no later than March 15, 2005 on the status of the Delaware derivative suit.  On March 15, 2005, the parties informed the Court in writing that the oral argument in the Delaware case had been postponed until May 9, 2005, and that the parties would contact the Court with a status report after that hearing was held.  The Delaware Court dismissed three of the four counts in the second amended complaint in the Delaware derivative suit.  All of the counts against the defendants Allaire, Bahna, Blackney, Ford, Loeb, Miller, Peretsman and Schulman have now been dismissed.  The parties in the Connecticut action advised the Connecticut Court of the Delaware

Court’s ruling by letter dated June 6, 2005.  The Delaware Court subsequently granted plaintiff leave to file the second amended complaint as to the one remaining count.  Defendants sought an interlocutory appeal of the Delaware Court’s order, and the Delaware Supreme Court accepted that appeal.  The parties in the Connecticut action advised the Connecticut Court of those developments by letter dated November 3, 2005.  Following the September 12, 2006 decision by the Delaware Supreme Court and the subsequent dismissal of the Delaware derivative action, plaintiffs in the Connecticut action executed a Withdrawal of their case on January 30, 2007.

The Company will continue to assess the risks of the potential financial impact of these matters, and to the extent appropriate, it will reserve for those estimates of liabilities.

Airline Excise Tax Refund

The online travel industry received guidance in the fourth quarter of 2006 in the form of a ruling from the Internal Revenue Service that the fee earned by online intermediaries in connection with the facilitation of the purchase of airline tickets is not subject to Federal Excise Tax.  Due to the prior lack of clear guidance related to the application of federal excise taxes to amounts earned by online travel intermediaries, the Company historically remitted such taxes on the amounts it earned for facilitating the purchase of airline tickets.  The tax at issue was on the amounts earned by the Company and was not added to the ticket price paid by its customers.  Accordingly, the Company sought refunds of the taxes it paid while the on-line travel industry pursued clarification on the issue.  In response to this ruling, the Company has discontinued remitting tax on these amounts.  The Company received notices from the Internal Revenue Service in March 2007 approving refund claims in the amount of $15.9 million, plus interest of $2.8 million and, therefore, the Company recorded the refund in revenue and interest income in the first quarter of 2007.  The Company received notices in April 2007 approving refund claims of an additional amount of approximately $2.3 million, plus interest of $0.5 million and, therefore, the Company recorded the refund in revenue and interest income in the second quarter of 2007.

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

Overview

General.  We are a leading online travel company that offers our customers a broad range of travel services, including airline tickets, hotel rooms, car rentals, vacation packages, cruises and destination services.  In the Untied States, we offer our customers a unique choice: the ability to purchase travel services in a traditional, price-disclosed manner or the opportunity to use our unique Name Your Own Price® service, which allows our customers to make offers for travel services at discounted prices.  In Europe, we offer our customers hotel room reservations in 53 countries and 15 languages.

We launched our business in the United States in 1998 under the priceline.com brand and have since expanded our operations to include the brands Lowestfare.com, Travelweb, Breezenet, Rentalcars.com and MyTravelGuide in the United States and Booking.com in Europe.  Our goal is to be the top online discount travel agent in the Untied States, through our Name Your Own Price® and price-disclosed services, and the top online hotel distributor in Europe, through Booking.com.  At present, we derive substantially all of our revenues from the following sources:

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

Because we believe that an opportunity for growth exists in certain international markets, and since prior to the fourth quarter of 2004 substantially all of our revenue was generated in the U.S., we have taken steps to expand the markets we serve.  In September 2004, we acquired Booking.com Limited (formerly known as Active Hotels Ltd.), a U.K. based online hotel service.  Booking.com Limited gives us a strong presence in the U.K.’s online hotel market.  Furthermore, in July 2005, we acquired Amsterdam-based Booking.com B.V. (formerly known as Bookings B.V.), one of Europe’s leading Internet hotel reservation services, with offices primarily in Amsterdam, Barcelona, Berlin, Cape Town, Dubai, Loule, Paris, Rome, Vienna and Warsaw.  All of our international operations, which are substantially comprised of Booking.com Limited and Booking.com B.V., are majority-owned by us.  A minority interest in our international business (5.4% at June 30, 2007) is held by former shareholders of Booking.com B.V. and Booking.com Limited, including certain European-based managers responsible for that business.  We work with a range of chain-owned and independently owned hotels across Europe and in major cities around the world to provide hotel reservations on various websites in multiple languages.

Our international business – the significant majority of which is currently generated in Europe — represented approximately 54% of our gross bookings in the first half of 2007, and was a substantial contributor to our consolidated operating income during that period.  We expect that throughout the remainder of 2007 and beyond, our international business will represent a growing percentage of our total gross bookings and operating income.  As our international operations have become more meaningful contributors to our results, we have seen, and expect to continue to see, changes in certain of our operating expenses and other financial metrics.  For example, because our international operations utilize online affiliate and search marketing as the principal means of generating traffic to their websites, our online advertising expense has increased significantly since our acquisition of those companies, a trend we expect to continue throughout the remainder of 2007 and beyond.  In addition, and as discussed in more detail below, since the acquisitions of Booking.com Limited and Booking.com B.V., we have seen the effects of seasonal fluctuation on our results change as a result of different revenue recognition policies that apply to our international hotel service (as well as our domestic retail hotel and rental car services) and the increased importance of international hotel bookings to our results of operations.

The financial prospects of our domestic business have historically been significantly dependent upon the sale of leisure airline tickets and, as a result, the health of our domestic business has been impacted by the health of the airline industry.  While the sale of leisure airline tickets remains an important part of our business, revenue earned in connection with the domestic reservation of hotel room nights has come to represent a substantial majority of our domestic gross profit.  The domestic hotel market has been characterized in recent years by robust demand and limited supply, leading to increased occupancy rates, and in turn, increased average daily rates (“ADRs”).  Because our remuneration for agency hotel transactions increases proportionately with room price, increased ADRs generally have a positive effect on our agency hotel business.  Higher ADRs, however, can also negatively affect consumer demand, and higher occupancy rates can lead hotels to restrict our access to merchant hotel availability, particularly in high occupancy destinations popular with our travel base.  Higher occupancy rates also have historically tended to drive lower margins as hotel suppliers have less need to distribute through third-party intermediaries such as us.

We also rely on fees paid to us by global distribution systems, or GDSs, for travel bookings made through GDSs for a portion of our gross profit and a substantial portion of our operating income.  Connectivity to a GDS does not guarantee us access to the content of a travel supplier such as an airline or hotel company.  We have agreements with a number of suppliers to obtain access to content, and are in continuing discussions with others to obtain similar access.  If we were denied access to a suppliers’ full content or had to incur service fees in order to access or book such content, our results could suffer.

We believe that our success will depend in large part on our ability to maintain profitability, primarily from our leisure travel business, to continue to promote the priceline.com brand in the United States and the Booking.com brand in Europe and, over time, to offer other travel services and further expand into international markets. Factors beyond our control, such as the outbreak of an epidemic or pandemic disease; natural disasters such as hurricanes, tsunamis or earthquakes; terrorist attacks, hostilities in the Middle East or elsewhere; or the liquidation of major domestic airlines now in bankruptcy, the bankruptcy of an additional carrier or the withdrawal from our system of a major airline (or the consolidation of our major airline suppliers) or hotel supplier, could adversely affect our business and results of operations and impair our ability to effectively implement all or some of the initiatives described above.  We intend to continue to invest in marketing and promotion, technology and personnel within parameters consistent with attempts to improve operating results.  We also intend to broaden the scope of our business, and to that end, we explore strategic alternatives from time to time in the form of, among other things, mergers and acquisitions. In addition, we currently do not operate in geographic areas such as the Pacific Rim and

South America, and therefore may consider strategic alternatives in those areas.  Our goal is to improve volume and sustain gross margins in an effort to maintain profitability. The uncertain environment described above makes the prediction of future results of operations difficult, and accordingly, we cannot provide assurance that we will sustain revenue growth and profitability.

Seasonality.  Prior to introducing a retail travel option to our customers, substantially all of our business was conducted under the Name Your Own Price® system and accordingly, because those services are generally non-refundable in nature, we recognize travel revenue at the time a booking is generated.  However, we recognize revenue generated from our retail hotel services, including our international operations, at the time that the customer checks out of the hotel.  As a result, a meaningful amount of retail hotel bookings generated earlier in the year, as customers plan and reserve their spring and summer vacations, will not be recognized until future quarters. From a cost perspective, however, we expense the substantial majority of our advertising activities as they are incurred, which is typically in the quarter in which bookings are generated.  Therefore, as our retail hotel business continues to grow, we expect our quarterly results to become increasingly impacted by these seasonal factors.

Recent Accounting Pronouncements.  In July 2006,  the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Uncertainty in Income Taxes” (“FIN 48”). FIN 48 applies to all tax positions and clarifies the recognition of tax benefits in the financial statements by providing for a two-step approach of recognition and measurement.  The first step involves assessing whether the tax position is more likely than not to be sustained upon examination based upon its technical merits. The second step involves measurement of the amount to recognize.  Tax positions that meet the more likely than not threshold are measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate finalization with the taxing authority.  We adopted FIN 48 effective January 1, 2007.  The adoption of FIN 48 did not have a material impact on our consolidated results of operations and financial position.

In addition, FASB is expected to propose a FASB Staff Position (“FSP”) that would significantly impact the accounting for convertible debt.  The FSP would require cash settled convertible debt, such as our $570 million aggregate principal amount of convertible senior notes that are currently outstanding, to be separated into debt and equity components at issuance and a value to be assigned to each.  The value assigned to the debt component would be the estimated fair value, as of the issuance date, of a similar bond without the conversion feature.  The difference between the bond cash proceeds and this estimated fair value would be recorded as a debt discount and amortized to interest expense over the life of the bond.  Although the FSP would have no impact on our actual past or future cash flows, it would require us to record a significant amount of non-cash interest expense as the debt discount is amortized.  As a result, there would be a material adverse impact on our results of operations and earnings per share. The FSP, if approved, would likely become effective January 1, 2008, and likely require retrospective application.

Results of Operations

Three and Six Months Ended June 30, 2007 compared to the Three and Six Months Ended June 30, 2006

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

The number of airline tickets, hotel room nights and rental car days sold through our websites and the related gross bookings were as follows:

	Gross Bookings	Airline Tickets	Hotel Room Nights	Rental Car Days

Three Months ended June 30, 2007	$1.2 billion	687,000	7.2 million	2.3 million

Three Months ended June 30, 2006	$927 million	821,000	5.0 million	2.0 million

Six Months ended June 30, 2007	$2.2 billion	1.3 million	13.2 million	4.3 million

Six Months ended June 30, 2006	$1.7 billion	1.5 million	9.1 million	3.6 million

Gross bookings increased by 33.2% and 33.4% for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006.  The increase was driven primarily by an increase of 50.9% and 49.6% in “agency” bookings for the three and six months ended June 30, 2007, respectively, which was primarily attributable to growth in our international operations, which was partially offset by a decrease in the sale of agency airline tickets.  Currency exchange rate fluctuations contributed approximately $46.5 million and $90.1 million, respectively, of the increase in gross bookings for the three and six months ended June 30, 2007, compared to the same periods in 2006. Merchant gross bookings were generally flat for the three months ended June 30, 2007, and increased by 3.3% for the six months ended June 30, 2007, compared to the same periods in 2006.  The increase was primarily due to an increase in merchant gross bookings relating to our Name Your Own Price® hotel service and an increase in the sale of Name Your Own Price® rental car days, partially offset by a decrease in the sale of Name Your Own Price® airline tickets.

Airline tickets sold decreased by 16.3% and 14.3% for the three and six months ended June 30, 2007, respectively, over the same periods in 2006, primarily due to a decrease in the sale of retail and Name Your Own Price® airline tickets.

Hotel room nights sold increased by 45.0% and 44.3% for the three and six months ended June 30, 2007, respectively, over the same periods in 2006, primarily due to growth in our hotel room nights sold through our international operations and our Name Your Own Price® hotel service.  This increase was partially offset by a decline in our domestic retail merchant hotel service due primarily to the expiration on December 31, 2006 of our agreement with Orbitz whereby Orbitz generated bookings of retail merchant hotel rooms using our booking engine and our negotiated rates in return for a commission.

Rental car days sold increased by 13.9% and 18.2% for the three and six months ended June 30, 2007, respectively, over the same period in 2006, due to increases in sales of our Name Your Own Price® and retail rental car services.

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

We continue to experience a shift in the mix of our travel business from a business historically focused exclusively on the sale of domestic point-of-sale travel services to a business that includes the sale of international point-of-sale hotel services, a significant majority of which are currently generated in Europe.  Because our domestic services include merchant Name Your Own Price® travel services, which are reported on a “gross” basis, while both our domestic and international retail travel services are primarily recorded on a “net” basis, revenue increases and decreases are impacted by changes in the mix of the sale of merchant and retail travel services and, consequently, gross profit has become an increasingly important measure of evaluating growth in our business.  Our international operations contributed approximately $90.4 million and $138.3 million to our revenues for the three and six months ended June 30, 2007, respectively, which compares to $47.1 million and $69.5 million for the same periods in 2006, respectively.  Approximately $1.8 million and $2.8 million, respectively, of this increase is due to fluctuations in currency exchange rates.

	Three Months Ended June 30,			Six Months Ended June 30,
	($000)%			($000)%
	2007	2006	Change	2007	2006	Change
Merchant Revenues	$254,909	$250,524	1.8%	$500,921	$460,962	8.7%
Agency Revenues	98,344	55,892	76.0%	152,855	86,273	77.2%
Other Revenues	2,627	1,235	112.7%	3,493	2,329	49.9%
Total Revenues	$355,880	$307,651	15.7%	$657,269	$549,564	19.6%

Merchant Revenues

Merchant revenues for the three and six months ended June 30, 2007 increased by 1.8% and 8.7%, respectively, compared to the same periods in 2006, primarily due to an increase in the revenue related to the sale of Name Your Own Price® hotel room nights and rental car days, partially offset by a decline in the sale of Name Your Own Price® airline tickets.  In addition, as more fully discussed in Note 13 to our Unaudited Consolidated Financial Statements, we recorded in merchant revenues excise tax refunds of $2.3 million and $18.2 million in the three and six months ended June 30, 2007, respectively.

Agency Revenues

Agency revenues for the three and six months ended June 30, 2007 increased 76.0% and 77.2%, respectively, compared to the same periods in 2006, primarily as a result of growth in our international operations which contributed $89.5 million and $46.3 million of agency revenue for the three months ended June 30, 2007 and 2006, respectively, and $136.5 million and $67.6 million of agency revenue for the six months ended June 30, 2007 and 2006, respectively.

Other Revenues

Other revenues during the three and six months ended June 30, 2007 consisted primarily of advertising revenues and fees for referring customers to pricelinemortgage.com for home financing services.  Other revenues for the three and six months ended June 30, 2007 increased 112.7% and 49.9%, respectively, compared to the same periods in 2006, primarily due to higher online advertising revenue as a result of new advertising partner relationships in 2007.

Cost of Revenues and Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
	($000)%			($000)%
	2007	2006	Change	2007	2006	Change
Cost of Merchant Revenues	$198,669	$201,847	(1.6)%	$380,341	$371,530	2.4%
% of Merchant Revenues	77.9%	80.6%		75.9%	80.6%
Cost of Agency Revenues	—	—	—	—	—	—
% of Agency Revenues	0.0%	0.0%		0.0%	0.0%
Cost of Other Revenues	—	—	—	—	—	—
% of Other Revenues	0.0%	0.0%		0.0%	0.0%
Total Cost of Revenues	$198,669	$201,847	(1.6)%	$380,341	$371,530	2.4%
% of Revenues	55.8%	65.6%		57.9%	67.6%

Cost of Revenues

During the three and six months ended June 30, 2007, cost of revenues entirely reflect Name Your Own Price® transactions, whose revenues are recorded “gross” with a corresponding cost of revenue while retail transactions are recorded “net” with no corresponding cost of revenues.

Cost of Merchant Revenues

For the three and six months ended June 30, 2007, cost of merchant revenues consisted primarily of: (1) the cost of opaque hotel rooms from our suppliers, net of applicable taxes, (2) the cost of opaque rental cars from our suppliers, net of applicable taxes; and (3) the cost of opaque airline tickets from our suppliers, segment fees and passenger facility charges imposed in connection with the sale of airline tickets.  Cost of merchant revenues for the three months ended June 30, 2007 decreased 1.6%, compared to the same period in 2006, due primarily to a decrease in the sale of Name Your Own Price® airline tickets, partially offset by an increase in the sale of Name Your Own Price® hotel room nights.  Cost of merchant revenue for the six months ended June 30, 2007 increased 2.4% due primarily to an increase in the sale of Name Your Own Price® hotel room nights, partially offset by a decrease in the sale of Name Your Own Price® airline tickets.  Merchant price-disclosed hotel revenues are recorded at their net amounts, which are amounts received less amounts paid to suppliers and therefore, there are no associated costs of merchant price-disclosed hotel revenues.

Cost of Agency Revenues

Agency revenues are recorded at their net amount, which are amounts received less amounts paid to suppliers, if any, and therefore, there are no costs of agency revenues.

Cost of Other Revenues

For the three and six months ended June 30, 2007 and 2006, there were no costs of other revenues.

Gross Profit

Total gross profit for the three and six months ended June 30, 2007 increased by 48.6% and 55.5%, compared to the same periods in 2006, respectively, due to increased revenue from (1) our international operations, (2) increased sales of Name Your Own Price® hotel room nights and (3) increased sales of retail hotel room nights.  Total gross margin (gross profit expressed as a percentage of total revenue) increased during the three and six months ended June 30, 2007, compared to the same periods in 2006, because Name Your Own Price® transactions, whose revenues are recorded “gross” with a corresponding cost of revenue, represented a smaller percentage of transactions compared to retail, price-disclosed transactions which are primarily recorded “net” with no corresponding cost of revenues.  Gross profit and gross margin was also positively impacted by the $2.3 million and $18.2 million excise tax refund recorded in merchant revenue in the three and six month periods ended June 30, 2007, respectively (see Note 13 to our Unaudited Consolidated Financial Statements).  Because Name Your Own Price® transactions are reported “gross” and retail transactions are primarily recorded on a “net” basis, we believe that gross profit has become an increasingly important measure of evaluating growth in our business.  Gross profit for our international operations was $89.6 million and $46.4 million for the three months ended June 30, 2007 and 2006, respectively, and $136.7 million and $68.0 million for the six months ended June 30, 2007 and 2006, respectively.

	Three Months Ended June 30,			Six Months Ended June 30,
	($000)%			($000)%
	2007	2006	Change	2007	2006	Change
Merchant Gross Profit	$56,240	$48,677	15.5%	$120,580	$89,432	34.8%
Merchant Gross Margin	22.1%	19.4%		24.1%	19.4%
Agency Gross Profit	$98,344	$55,892	76.0%	$152,855	$86,273	77.2%
Agency Gross Margin	100.0%	100.0%		100.0%	100.0%
Other Gross Profit	$2,627	$1,235	112.7%	$3,493	$2,329	49.9%
Other Gross Margin	100.0%	100.0%		100.0%	100.0%
Total Gross Profit	$157,211	$105,804	48.6%	$276,928	$178,034	55.5%
Total Gross Margin	44.2%	34.4%		42.1%	32.4%

Merchant Gross Profit

Merchant gross profit consists of merchant revenues less the cost of merchant revenues.

For the three and six months ended June 30, 2007, merchant gross profit increased from the same periods in 2006, primarily due to an increase in gross profit related to the sale of Name Your Own Price® and merchant price-disclosed hotel room nights and Name Your Own Price® rental car days.  The contribution to merchant gross profit from Name Your Own Price® airline ticket sales during the three and six months ended June 30, 2007 was negatively impacted by a decrease in net GDS fees per ticket as compared to the same periods in 2006. In addition, merchant gross profit for the three and six months ended June 30, 2007, was positively affected by the excise tax refund of $2.3 million and $18.2 million, respectively, included in merchant revenue (see Note 13 to our Unaudited Consolidated Financial Statements).

Agency Gross Profit

Agency gross profit consists of agency revenues, which are recorded net of agency costs, if any.  For the three and six months ended June 30, 2007, agency gross profit increased over the same periods in 2006, primarily as a result of growth in our international operations.

Other Gross Profit

During the three and six months ended June 30, 2007, other gross profit increased from the same periods in 2006 primarily due to increased online advertising revenues as a result of new advertising partner relationships in 2007.

Operating Expenses

Advertising
	Three Months Ended June 30,			Six Months Ended June 30,
	($000)%			($000)%
	2007	2006	Change	2007	2006	Change
Offline Advertising	$9,281	$8,861	4.7%	$20,615	$18,298	12.7%
% of Total Gross Profit	5.9%	8.4%		7.4%	10.3%
Online Advertising	$43,470	$30,493	42.6%	$75,397	$52,354	44.0%
% of Total Gross Profit	27.7%	28.8%		27.2%	29.4%

Offline advertising expenses consist primarily of: (1) the expenses associated with domestic television and radio advertising; and (2) agency fees, the cost for creative talent and production costs for television and radio commercials. For the three and six months ended June 30, 2007, offline advertising expenses were higher than in the same period in 2006, primarily as a result of increased television advertising.  Online advertising expenses primarily consist of the costs of (1) search engine keyword purchases; (2) affiliate programs; (3) banner and other advertisements; and (4) e-mail campaigns.  For the three and six months ended June, 2007, online advertising expenses increased over the same periods in 2006, primarily due to an increase in online advertising expenses to support the growth of our international operations, which rely primarily on online advertising to drive their businesses, partially offset by the elimination of advertising fees paid under our agreement with Orbitz, which expired on December 31, 2006, and the imposition of higher efficiency requirements on other online spend.

Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
	($000)%			($000)%
	2007	2006	Change	2007	2006	Change
Sales and Marketing	$11,525	$10,708	7.6%	$22,934	$20,290	13.0%
% of Total Gross Profit	7.3%	10.1%		8.3%	11.4%

Sales and marketing expenses consist primarily of (1) credit card processing fees associated with merchant transactions; (2) fees paid to third-party service providers that operate our call centers; and (3) provisions for credit card chargebacks.  For the three and six months ended June 30, 2007, sales and marketing expenses, which are substantially variable in nature, increased compared to the same periods in 2006, primarily due to increased gross booking volumes.

Personnel

	Three Months Ended June 30,			Six Months Ended June 30,
	($000)%			($000)%
	2007	2006	Change	2007	2006	Change
Personnel	$23,435	$18,757	24.9%	$44,926	$35,211	27.6%
% of Total Gross Profit	14.9%	17.7%		16.2%	19.8%

Personnel expenses consist of compensation to our personnel, including salaries, bonuses, taxes, employee health benefits and stock-based compensation. For the three and six months ended June 30, 2007, personnel expenses increased over the same periods in 2006, primarily due to increased personnel expenses associated with head count growth of our international operations and increased employee performance bonus expense.  Stock-based compensation expense was approximately $3.5 million and $3.7 million for the three months ended June 30, 2007 and 2006, respectively, and approximately $6.6 million and $6.7 million for the six months ended June 30, 2007 and 2006, respectively.

General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	($000)%			($000)%
	2007	2006	Change	2007	2006	Change
General and Administrative	$9,777	$7,256	34.7%	$73,652	$12,993	466.9%
% of Total Gross Profit	6.2%	6.9%		26.6%	7.3%

General and administrative expenses consist primarily of: (1) fees for outside professionals, including litigation expenses; (2) occupancy expenses; and (3) business insurance. General and administrative expenses increased during the three and six months ended June 30, 2007, over the same periods in 2006, due to (1) a $0.4 million and $55.2 million expense, respectively, related to our net cost of a litigation settlement, including related legal fees (see Note 13 to our Unaudited Consolidated Financial Statements), (2) additional fees for outside professionals and expenses related to pending litigation, and (3) increased general and administrative expenses associated with the growth of our international operations.

Information Technology

	Three Months Ended June 30,			Six Months Ended June 30,
	($000)%			($000)%
	2007	2006	Change	2007	2006	Change
Information Technology	$3,152	$2,332	35.2%	$6,063	$4,639	30.7%
% of Total Gross Profit	2.0%	2.2%		2.2%	2.6%

Information technology expenses consist primarily of: (1) system maintenance and software license fees; (2) data communications and other expenses associated with operating our Internet sites; and (3) payments to outside consultants. For the three and six months ended June 30, 2007, the increase in information technology expenses was primarily associated with the growth of our international operations.

Depreciation and Amortization

	Three Months Ended June 30,			Six Months Ended June 30,
	($000)%			($000)%
	2007	2006	Change	2007	2006	Change
Depreciation and Amortization	$8,997	$8,360	7.6%	$17,502	$16,306	7.3%
% of Total Gross Profit	5.7%	7.9%		6.3%	9.2%

Depreciation and amortization expenses consist of:  (1) amortization of intangible assets with determinable lives; (2) amortization of internally developed and purchased software, (3) depreciation of computer equipment; and (4) depreciation of leasehold improvements, office equipment and furniture and fixtures.  For the three and six months ended June 30, 2007, depreciation and amortization expense increased from the same periods in 2006, primarily as a result of increased depreciation and amortization related to investment in our international operations.

Restructuring Charge

	Three Months Ended June 30,			Six Months Ended June 30,
	($000)%			($000)%
	2007	2006	Change	2007	2006	Change
Restructuring Charge	$—	$—		$—	$135	(100.0)%
% of Total Gross Profit	0.0%	0.0%		0.0%	0.1%

In the six months ended June 30, 2006, we recorded a restructuring charge of approximately $135,000, related to vacated leased property.

Interest

	Three Months Ended June 30,			Six Months Ended June 30,
	($000)%			($000)%
	2007	2006	Change	2007	2006	Change
Interest Income	$6,112	$2,121	188.2%	$14,315	$3,696	287.3%
Interest Expense	(2,484)	(1,554)	59.8%	(4,954)	(3,053)	62.3%
Total	$3,628	$567	539.9%	$9,361	$643	1,355.8%

For the three and six months ended June 30, 2007, interest income on cash and marketable securities increased over the same periods in 2006, primarily due to $0.5 million and $3.3 million of accrued interest on our excise tax refund in the three and six months ended June 30, 2007, respectively, as well as higher prevailing interest rates and significantly higher cash balances for these periods.  Interest expense increased for the three and six months ended June, 2007 over the same periods in 2006, due primarily to an increase in debt balances in 2007, as well as an increase in prevailing interest rates on the variable portion of the interest rate swap agreement related to our 1% Convertible Senior Notes.

Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	($000)%			($000)%
	2007	2006	Change	2007	2006	Change
Income tax expense	$14,964	$5,578	168.3%	$3,371	$4,836	(30.3)%

Income tax expense for the three and six months ended June 30, 2007 and 2006 differs from the expected tax expense at the U.S. statutory tax rate of 35% due to state income taxes, lower foreign tax rates and the foreign tax expense of interest expense on intercompany debt.  Due to our significant net operating loss carryforwards, we do not expect to pay significant cash taxes on our U.S. federal taxable income tax for the foreseeable future.  We expect to make cash payments for U.S. alternative minimum tax and for certain international taxes.

Equity in Income (Loss) of Investees and Minority Interests

	Three Months Ended June 30,			Six Months Ended June 30,
	($000)%			($000)%
	2007	2006	Change	2007	2006	Change
Equity in Income (Loss) of Investees and Minority Interests	$(1,334)	$(887)	50.4%	$(1,428)	$(686)	108.2%

Equity in income of investees and minority interests for the three and six months ended June 30, 2007 and 2006, represented (1) minority interests associated with the ownership of priceline.com International that is held by former shareholders of Booking.com B.V. and Booking.com Limited, including certain European-based managers of that business; and (2) equity in income (loss) of investees, principally comprised of our pro rata share of pricelinemortgage.com’s net results.  The change in equity in income of investees and minority interests for the three and six months ended June 30, 2007 compared to the same periods in 2006 was primarily due to an increase in the minority interest in the earnings of priceline.com International.

Liquidity and Capital Resources

As of June 30, 2007, we had $426.5 million in cash and cash equivalents. We generally invest excess cash to make such funds readily available for operating purposes.  Cash equivalents are primarily comprised of highly liquid, high quality, investment grade debt instruments.

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

Net cash provided by operating activities was $27.6 million and $45.4 million for the six months ended June 30, 2007 and 2006, respectively.  The decrease in operating cash flow in 2007 as compared to 2006 is due primarily to changes in certain working capital balances.  Accounts receivable increased more significantly in the six months ended June 30, 2007 than during the similar period in 2006 due to revenue growth, primarily in our international business.  Accounts payable, accrued expenses and other current liabilities increased to a lesser extent during the six months ended June 30, 2007 than during the six months ended June 30, 2006 primarily as the result of a change in the timing of payments for accounts payable related to U.S. merchant transactions and the timing of payments for income taxes.  In addition, non cash deferred tax benefits increased in the six months ended June 30, 2007 versus the similar 2006 period due to a loss in the U.S. resulting primarily from the $55.2 million expense incurred related to the settlement of securities litigation described in Note 13 to our Unaudited Consolidated

Financial Statements.  Net cash provided by operating activities for the six months ended June 30, 2007 was $27.6 million, resulting from net income of $19.9 million, non-cash items not affecting cash flows of $21.4 million, partly offset by $13.6 million of changes in working capital. The changes in working capital for the six months ended June 30, 2007, were primarily related to a $28.8 million increase in accounts receivable and a $3.3 million increase in prepaid expenses and other current assets, partly offset by a $17.6 million increase in accounts payable, accrued expenses and other current liabilities.  The increase in these working capital balances are primarily related to seasonal increases in business volume.  Our bookings and revenues are generally higher in the second quarter of the year than in the fourth quarter of the year which results in higher accounts receivable and accounts payable at June 30 compared to December 31.  Non-cash items were primarily associated with stock-based compensation expense, the deferred income tax benefit, depreciation and amortization of property and equipment and intangible assets, primarily those acquired in our acquisitions of Booking.com Ltd. and Booking.com B.V.  Net cash provided by operating activities for the six months ended June 30, 2006 was $45.4 million, resulting from net income of $12.4 million, non-cash items not affecting cash flows of $26.4 million and $6.7 million of changes in working capital.  The changes in working capital for the six months ended June 30, 2006, were primarily related to a $21.4 million increase in accounts receivable, offset by a $31.3 million increase in accounts payable, accrued expenses and other current liabilities.  The increases in accounts receivable and accounts payable were primarily seasonal in nature.  Non-cash items were primarily associated with stock-based compensation expense, depreciation and amortization, primarily related to intangible assets acquired in our acquisitions of Travelweb, Booking.com Limited and Booking.com B.V.

Net cash used in investing activities was $20.1 million and $8.3 million for the six months ended June 30, 2007 and 2006, respectively.  Investing activities were affected by $14.4 million of net purchases of short-term investments for the six months ended June 30, 2007.  During the six months ended June 30, 2006, we invested $3.1 million, net of cash acquired, in acquisitions.  Cash invested in purchases of property and equipment was $5.5 million and $6.3 million in the six months ended June 30, 2007 and 2006, respectively.

Net cash used in financing activities was approximately $6.5 million for the six months ended June 30, 2007.  The cash used in financing activities during the six months ended June 30, 2007 was primarily related to $1.6 million of treasury stock purchases and the purchase of $15.0 million of stock in priceline.com International held by minority interest shareholders, partially offset by $9.6 million of proceeds from the exercise of employee stock options.  Net cash used in financing activities for the six months ended June 30, 2006 was primarily related to $5.7 million of treasury stock purchases and the purchase of $1.6 million of stock in priceline.com International held by minority interest shareholders, partially offset by $6.7 million of proceeds from the exercise of employee stock options.

As more fully discussed in Note 12 to the Unaudited Consolidated Financial Statements, as of June 30, 2007, the total minority interest in priceline.com International on a fully diluted basis was approximately 5.4%.  The aggregate fair value of the minority interest in priceline.com International is estimated to be approximately $140 million at June 30, 2007, including unvested restricted stock and restricted stock units.  The holders of the minority interest have the right to put shares to us in August 2007 with an aggregate fair value of approximately $60 million as of June 30, 2007.  We expect the future fair value of the minority interest to grow based upon expected continued strong performance of the international business.

Based upon the closing price of our common stock for the prescribed measurement periods during the three months ended June 30, 2007, the contingent conversion thresholds on each of our convertible senior note issues were exceeded.  As a result, the notes (aggregate principal amount $570 million) are convertible at the option of the holder as of June 30, 2007 and, accordingly, have been classified as a current liability in the Unaudited Consolidated Balance Sheet as of that date.  While many factors contribute to the likelihood that the holders of the notes will elect to convert all or a portion of the notes, as the price of our common stock increases, the likelihood of conversion also increases.  If holders elect to convert, we would be required to settle the principal amount of the notes in cash and the conversion premium in cash or shares of common stock.  We would likely fund the repayment with existing cash and cash equivalents, short-term investments (totaling approximately $448.9 million at June 30, 2007) and/or common stock issuances and/or additional borrowings.

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

Off-Balance Sheet Arrangements.

As of June 30, 2007, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Our international operations’ business model exposes us to certain risks that we have not traditionally experienced in the hotel business.

Our international operations distribute hotel rooms primarily through a retail model whereby we earn a commission from the hotel property when the customer checks out of the hotel property.  This requires our international operations to pursue collection of commissions relating to hotel room reservations from the hotel properties after the customer has completed his or her stay.  We do not have extensive experience in collecting commissions from hotel properties and failure to sustain an adequate collection rate could negatively impact the business of our international operations.

Throughout 2006, our international operations grew their gross bookings in excess of 100% on an annualized basis.  This growth rate has contributed significantly to our growth in revenue, gross profit and earnings per share.  We believe that this growth rate has also been a significant driver in the increase in our stock price over the last year.  We expect our international operations to experience a significant decline in their growth rate in future years because of the sheer size of their business.  Other factors could also cause slowing growth rates in the international business, including travel market conditions, changes in hotel inventory pricing or availability and the competitiveness of the market.  A decline in our international operations’ growth rate could have a negative impact on our future revenue and earnings per share growth rates and, as a consequence, our stock price.

In addition, our international operations rely heavily on various third parties to distribute hotel room reservations, and our international operations’ distribution channels are concentrated among a number of third parties.  Should one or more of such third parties cease distribution of our international operations’ reservations, or suffer deterioration in its search engine ranking, due to changes in search engine algorithms or otherwise, the business of our international operations could be negatively affected.  Similarly, a significant amount of our international business is directed to our own websites through participation in pay-per-click advertising campaigns on Internet search engines whose pricing and operating dynamics can experience rapid change both technically and competitively.  We have experienced increased competition and increased costs associated with our advertising campaigns.  If a major search engine changes its pricing, operating or competitive dynamics in a negative manner, our business, results of operations and financial condition would be adversely affected.

The strategy of our international operations involves rapid expansion into countries in Europe and elsewhere, many of which have different customs, different levels of customer acceptance of the Internet and different legislation, regulatory environments and tax schemes.  Compliance with foreign legal, regulatory or tax requirements will place demands on our time and resources, and we may nonetheless experience unforeseen and potentially adverse legal, regulatory or tax consequences.  If our international operations are unsuccessful in rapidly expanding into other international countries, our business, results of operations and financial condition would be adversely affected.

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

During the three months ended June 30, 2007, sales of airline tickets from our five largest and two largest airline suppliers accounted for approximately 86.1% and 40.6% of total airline tickets sold, respectively, and Name Your Own Price® hotel room nights from our five largest hotel suppliers accounted for approximately 35.2% of total Name Your Own Price® hotel room nights sold. As a result, we are currently substantially dependent upon the continued participation of these suppliers in our system in order to maintain and continue to grow our total gross profit.

Our arrangements with the airline and hotel suppliers that participate in our system — either Name Your Own Price® or price-disclosed service – generally do not require them to provide any specific quantity of airline tickets or hotel rooms, or to make tickets or rooms available for any particular route, in any geographic area or at any particular price.  During the course of our business, we are in continuous dialogue with our major suppliers about the nature and extent of their participation in our system. The significant reduction on the part of any of our major suppliers of their participation in our system for a sustained period of time or their complete withdrawal could have a material adverse effect on our business, results of operations and financial condition.

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

Due to our dependence on the airline industry, we could be severely affected by changes in that industry, and, in many cases, we will have no control over such changes or their timing.  Several major U.S. airlines are struggling financially and have either filed for reorganization under the United States Bankruptcy Code or discussed publicly the risks of bankruptcy.  Three of our largest airline suppliers, Northwest Airlines, Delta Air Lines and United Airlines have recently emerged from bankruptcy. If a supplier in bankruptcy liquidates or does not emerge from bankruptcy and we are unable to replace such supplier as a participant in priceline.com, our business would be adversely affected. In addition, in the event that another of our major suppliers voluntarily or involuntarily declares bankruptcy and is subsequently unable to successfully emerge from bankruptcy, and we are unable to replace such supplier, our business would be adversely affected.  To the extent other major U.S. airlines that participate in our system declare bankruptcy, they may be unable or unwilling to honor tickets sold for their flights. Our policy in such event would be to direct customers seeking a refund or exchange to the airline, and not to provide a remedy ourselves. Because we are the merchant-of-record on sales of Name Your Own Price® airline tickets to our customers, however, we could experience a significant increase in demands for refunds or credit card charge backs from customers, which could materially and adversely affect our operations and financial results. In addition, because Name Your Own Price® customers do not choose the airlines on which they are to fly, the bankruptcy of a major U.S. airline or even the possibility of a major U.S. airline declaring bankruptcy could discourage customers from using our Name Your Own Price® system to book airline tickets.

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

With respect to our hotel suppliers, improving economic conditions are creating increased demand for hotel rooms and some hotels may reduce the amount of inventory they sell through our service or increase the negotiated rates at which they are willing to provide inventory.  If hotel occupancy rates improve to the point that our hotel suppliers no longer place the same value on our distribution systems, such suppliers may reduce the amount of inventory they make available through priceline.com and/or our international operations.  Similarly, while not dependent on certain hotel chains, the growth rates of our international operations are dependent upon increasing levels of well-priced, demand-based supply from their portfolio of hotel partners.

Many hotels use merchant arrangements with companies like ours to dispose of excess hotel rooms at wholesale rates. If hotels experience increased demand for rooms, they might reduce the number of rooms they make available through our merchant price-disclosed hotel service.  The recent improvement in occupancy rates discussed above could cause hotels to reduce the number of hotel rooms they make available through our merchant price-disclosed hotel service.

In addition, certain hotels have begun initiatives to reduce margins received by third party intermediaries on retail merchant transactions, which is the primary method we employ to distribute retail hotel room reservations in the United States.  Many hotels distribute rooms through their own websites and therefore might increase negotiated rates for merchant rate hotel rooms sold through our merchant price-disclosed hotel service, decreasing the margin available to us.  While our merchant price-disclosed hotel agreements with our leading hotel suppliers provide for specified discounts, if one or more participating hotels were to require us to limit our merchant margins, upon contract renewal or otherwise, it could have a material adverse effect on our business, results of operations and financial condition.

Intense competition could reduce our market share and harm our financial performance.

We compete with both online and traditional sellers of the services we offer. The market for the services we offer is intensely competitive, and current and new competitors can launch new sites at a relatively low cost. In addition, the major online travel companies with which we compete have significantly greater financial resources and capital than we do.  We may not be able to effectively compete with industry conglomerates such as Orbitz Worldwide, Sabre or Expedia, each of which have access to significantly greater and more diversified resources than we do.

We currently or potentially compete with a variety of companies with respect to each service we offer. With respect to our travel services, these competitors include:

•                  Internet travel services such as Expedia, Hotels.com and Hotwire, which are owned by Expedia; Travelocity and lastminute.com, which are owned by the Sabre Group; Orbitz.com, Cheaptickets, Gullivers.com, ebookers plc, octopustravel and Flairview, which are currently owned by Orbitz Worldwide, laterooms and hotelopia owned by First Choice plc, and Superbreak, Venere, hotel.de and Hotel Reservation Service;

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

We utilize Internet search engines, principally through the purchase of travel-related keywords, to generate traffic to our websites.  Our international operations, in particular, rely to a significant extent upon third-party distribution partners that derive substantial business from search engines such as Google.  Search engines such as Google frequently update and change the logic which determines the placement and display of results of a user’s search, such that the placement of links to our sites, and particularly those of our international operations and their affiliates, can be negatively affected.  In a similar way, a significant amount of our international business is directed to our own websites through participation in pay-per-click advertising campaigns on Internet search engines whose pricing and operating dynamics can experience rapid change commercially, technically and competitively.  If a major search engine, such as Google, changes its algorithms in a manner that further negatively affects the search engine ranking of our brands or our third-party distribution partners or changes its pricing, operating or competitive dynamics in a negative manner, our business, results of operations and financial condition would be adversely affected.

We are exposed to fluctuations in currency exchange rates.

As a result of our acquisitions of our international operations, we are conducting a significant and growing portion of our business outside the United States and are reporting our results in U.S. dollars.  As a result, we face exposure to adverse movements in currency exchange rates as the financial results of our international operations are translated from local currency into U.S. dollars upon consolidation.  If the U.S. dollar weakens against the local currency, the translation of these foreign-currency-denominated balances will result in increased net assets, net revenues, operating expenses, and net income or loss.  Similarly, our net assets, net revenues, operating expenses, and net income or loss will decrease if the U.S. dollar strengthens against local currency. Additionally, transactions denominated in currencies other than the functional currency may result in gains and losses that may adversely impact our results of operations.

We may be unable to generate sufficient cash to repay or repurchase our $570 million Convertible Senior Notes.

As of June 30, 2007, we have $570 million of convertible senior notes outstanding comprised of 1% Notes in an aggregate principal amount of $125 million, 2.25% Notes in an aggregate principal amount of $100 million, 2011 Notes in an aggregate principal amount of $172.5 million and 2013 Notes in an aggregate principal amount of $172.5 million (collectively, the “Notes”).  The holders of the 1% Notes may require us to repurchase the notes on August 1, 2008, the holders of the 2.25% Notes may require us to repurchase the notes on January 15, 2010, 2015 or 2020, and the holders of the 2011 Notes and the 2013 Notes may require us to repurchase the notes upon certain designated events.  The Notes also become convertible if certain specified conditions are met, including if our stock price exceeds contingent conversion levels for a specified period.  Based upon the closing price of our common stock for the prescribed measurement periods during the three months ended June 30, 2007, the contingent conversion thresholds for each of the Notes were exceeded.  As a result, the Notes are convertible at the option of the holder as of June 30, 2007, and, accordingly, have been classified as a current liability in the Unaudited Consolidated Balance Sheet as of that date.  While many factors contribute to the likelihood that the holders of the Notes will elect to convert all or a portion of the Notes, as the price of our common stock increases, the likelihood of conversion also increases.  If holders elect to convert, we would be required to settle the principal amount of the Notes in cash and the conversion premium in cash or shares of common stock.  We would likely fund the repayment with existing cash and cash equivalents, short-term investments, common stock issuances and/or additional borrowings.  It is possible that we may not have sufficient funds or may be unable to arrange for additional financing which would cause us to be in default under our indentures and our business, results of operations and financial condition would be adversely affected.

The repayment of our $570 million Convertible Senior Notes could result in a substantial increase in our net interest expense.

We incur interest expense with respect to our convertible senior notes at annual percentage rates that range between 0.50% and 2.25%.  Because we currently maintain and have maintained significant cash and short term investment balances on our balance sheet (approximately $452 million as of June 30, 2007) and because the interest rates that we earn on those balances are significantly in excess of the interest rates that we pay on our convertible senior notes, we are generating significant interest income net of our interest expense.  If we were to use our cash balances to repay our convertible senior notes, or if we are unable to refinance our convertible senior notes with new indebtedness bearing interest at rates similar to our convertible senior notes, then our earnings could be significantly negatively impacted by a decrease in net interest income and a corresponding increase in net interest expense.

Our outstanding convertible senior notes could result in substantial shareholder dilution.

Our convertible senior notes are convertible into shares of our common stock if certain specified conditions are met.  Upon conversion, the holder will receive cash for the principal amount of the note and cash or shares of our common stock or a combination of cash and shares of our common stock for the conversion value in excess of such principal amount.  If our stock trades above the conversion prices of the outstanding convertible notes, our diluted share count will increase by the net number of shares that would become issuable to the holders of our outstanding convertible notes and, as a consequence, have a dilutive impact on net income per share.  As an example, at stock prices of $40 per share, $60 per share, $80 per share and $100 per share, our diluted share count would include approximately 0.1 million, 4.8 million, 7.2 million and 8.6 million equivalent shares, respectively, related to the conversion premium on our convertible debt (excluding the offsetting impact of the Conversion Spread Hedges described in Note 8 to the Unaudited Consolidated Financial Statemetns).  The Conversion Spread Hedges increase the effective conversion price of the 2011 Notes and the 2013 Notes from $40.38 to $50.47 per share, and reduce the dilution upon conversion of the 2011 Notes and the 2013 Notes.  Since the impact of the Conversion Spread Hedges is anti-dilutive it is excluded from the calculation of net income per share under GAAP until they are exercised upon maturity.

The Financial Accounting Standards Board is expected to propose a Staff Position that would significantly impact the accounting for our convertible debt.

The Financial Accounting Standards Board (“FASB”) is expected to propose a FASB Staff Position (“FSP”) that would significantly impact the accounting for convertible debt.  The FSP would require cash settled convertible debt, such as our $570 million aggregate principal amount of convertible senior notes that are currently outstanding, to be separated into debt and equity components at issuance and a value to be assigned to each.  The value assigned to the debt component would be the estimated fair value, as of the issuance date, of a similar bond without the conversion feature.  The difference between the bond cash proceeds and this estimated fair value would be recorded as a debt discount and amortized to interest expense over the life of the bond.  Although the FSP would have no impact on our actual past or future cash flows, it would require us to record a significant amount of non-cash interest expense as the debt discount is amortized.  As a result, there would be a material adverse impact on our results of operations and earnings per share. The FSP, if approved, would likely become effective January 1, 2008, and likely require retrospective application.

We rely on the performance of highly skilled personnel and, if we are unable to retain or motivate key personnel or hire, retain and motivate qualified personnel, our business would be harmed.

Our performance is largely dependent on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization.  In particular, the contributions of certain key senior management in the U.S. and Europe are critical to the overall management of the company.

We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees, the loss of whom could harm our business.  In addition, competition for well-qualified employees in all aspects of our business, including software engineers and other technology professionals, is intense both in the U.S. and abroad.  With the recent success of our international business and the increased profile of the Booking.com business and brand, competitors have increased their efforts to hire our international employees.  Further, as we continue to grow our international operations, we are seeking to rapidly hire a wide range of employees in different – and often constrained – job markets.  Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate existing employees.  If we do not succeed in attracting well-qualified employees or retaining or motivating existing employees, our business would be adversely affected. We do not maintain any key person life insurance policies.

Our expansion places a significant strain on our management, technical, operational and financial resources.

We have rapidly and significantly expanded our international operations and anticipate expanding further to pursue growth of our service offerings and customer base. Such expansion increases the complexity of our business and places a significant strain on our management, operations, technical performance, financial resources and internal financial control and reporting functions.

There can be no assurance that we will be able to manage our expansion effectively.  Our current and planned personnel, systems, procedures and controls may not be adequate to support and effectively manage our future operations, especially as we employ personnel in multiple geographic locations.  We may not be able to hire, train, retain, motivate and manage required personnel, which may limit our growth, damage our reputation, negatively affect our financial performance, and harm our business.

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

Additionally, some travel suppliers are encouraging third-party travel intermediaries, such as us, to develop technology to bypass the traditional GDSs, such as enabling direct connections to the travel suppliers or using alternative global distribution methods recently developed by new entrants to the global distribution marketplace, such as G2 Switchworks Corp.  Such new entrants propose using technology that is less complex than traditional global distribution systems, and that enables the distribution of airline tickets in a manner that is more cost-effective to the airline suppliers.  To this end, in 2006, we entered into an agreement with G2 Switchworks for the provision of GDS services.  In addition, to further reduce our dependence on Worldspan, L.P., in 2006, we entered into an agreement for the provision of GDS services with Sabre Inc.  Development of the technology to connect to such alternative GDSs, or to enable direct connections to travel suppliers, requires the use of information technology resources and could cause us to incur additional operating expenses, increase the frequency/duration of system problems and delay other projects.  Furthermore, our contractual obligations to Worldspan, L.P., which expire on December 31, 2007, may limit our ability to pursue the most financially attractive GDS options during the term of our agreement with Worldspan, L.P.

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

We may experience similar risks in connection with any future acquisitions. We may not be successful in addressing these risks or any other problems encountered in connection with the acquisitions of Booking.com B.V. and Booking.com Limited or that we could encounter in future acquisitions, which would harm our business or cause us to fail to realize the anticipated benefits of our acquisitions.  As of June 30, 2007, we had approximately $344 million assigned primarily to the intangible assets and goodwill of Booking.com B.V. and Booking.com Limited, and therefore, the occurrence of any of the aforementioned risks could result in a material adverse impact, including a material impairment of these assets, which could cause us to have to write-down goodwill.  Any such write-down of goodwill could adversely impact our operating results, which would cause our stock price to decline significantly.

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

Companies that we have acquired, such as our international operations, and that we may acquire in the future, may employ security and networking standards at levels we find unsatisfactory.  The process of enhancing infrastructure to attain improved security and network standards may be time consuming and expensive and may require resources and expertise that are difficult to obtain.  Such acquisitions increase the number of potential vulnerabilities, and can cause delays in detection of an attack, as well as the timelines of recovery from any given attack. Failure to raise any such standards that we find unsatisfactory could expose us to security breaches that would have an adverse impact on our business, results of operations and financial condition.

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

In addition, in the aftermath of the terrorist attacks of September 11, 2001 in the United States, government agencies have been contemplating or developing initiatives to enhance national and aviation security, such as the Transportation Security Administration’s Computer-Assisted Passenger Prescreening System, known as CAPPS II.  These initiatives may result in conflicting legal requirements with respect to data handling.  As privacy and data protection has become a more sensitive issue, we may also become exposed to potential liabilities as a result of differing views on the privacy of travel data.  Travel businesses have also been subjected to investigations, lawsuits and adverse publicity due to allegedly improper disclosure of passenger information.  These and other privacy developments that are difficult to anticipate could adversely impact our business, results of operations and financial condition.

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

We commenced recording a U.S. tax provision in the third quarter of 2005 upon recording the reversal of a portion of our valuation allowance on our deferred tax assets.  Due to our significant net operating loss carryforwards, we do not expect to pay cash taxes on our U.S. federal taxable income tax for the foreseeable future.  We expect to make cash payments for U.S. alternative minimum tax and for certain international taxes.  We expect that in 2008 and beyond, our international operations will grow their pretax income at higher rates than the U.S and therefore it is our expectation that our cash tax rate and cash tax payments will increase as our international business generates an increasing share of our pretax income.

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

Companies that we have acquired, such as our international operations, and that we may acquire in the future, may present known or unknown capacity/stability or other types of system challenges.  The process of enhancing infrastructure to attain improved capacity/scalability and other system characteristics may be time consuming and expensive and may require resources and expertise that are difficult to obtain.  Such acquisitions increase potential downtime, customer facing problems and compliance problems.  Failure to successfully make any such improvements to such infrastructures could expose us to potential capacity, stability, and system problems that would have an adverse impact on our business, results of operations and financial condition.

We have integrated our entire international hotel offerings into a single back-office extranet system operated by Booking.com B.V., in order to allow customers of both Booking.com B.V. and Booking.com Limited to access hotels which may have previously been available only through either Booking.com B.V. or Booking.com Limited.  Because all of our international operations’ hotel offerings are therefore on one platform, in the event that the extranet operated by Booking.com B.V. experiences a system failure, our international operations could be unable to generate hotel bookings, which would have a material adverse effect on our business, results of operations and financial condition.  In addition, in the second quarter of 2006, we started to implement a new financial accounting system at Booking.com B.V., which is expected to improve efficiency and support growth.  The financial accounting system is new to us, however, and as it continues to be developed and refined, it could present unforeseen technical or other issues, including without limitation, systems failures, any of which would place further demands on our international technology and business resources and could adversely impact our international operations.

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

We file tax returns in such states as required by law based on principles applicable to traditional businesses. In addition, we pay sales and other taxes, including hotel occupancy taxes, to suppliers related to travel services sold through the priceline.com service.  We believe that this practice is consistent with the tax laws of all jurisdictions. On an ongoing basis, we conduct a review and interpretation of the tax laws in various states and other jurisdictions relating to the payment of state and local hotel occupancy and other related taxes.  In connection with our review, we have met and had discussions with taxing authorities in certain jurisdictions but the ultimate resolution in any particular jurisdiction cannot be determined at this time.  Currently, hotels collect and remit hotel occupancy and related taxes to the various tax authorities based on the amounts collected by the hotels. Consistent with this practice, we recover the taxes on the underlying cost of the hotel room night from customers and pay that amount to the hotel operators for payment to the appropriate tax authorities.  As discussed in Note 13 to our Unaudited Consolidated Financial Statements, several jurisdictions have initiated lawsuits indicating the position that sales or hotel occupancy tax is applicable to the differential between the price paid by a customer utilizing our service and the cost of the underlying room.  Additionally, certain municipalities and other taxing jurisdictions have begun formal or informal administrative procedures or stated that they may assert claims against us relating to allegedly unpaid state or local hotel occupancy or related taxes.  Historically, we have not collected taxes on this differential. Additional state and local jurisdictions could assert that we are subject to sales or hotel occupancy taxes on this differential and could seek to collect such taxes, either retroactively or prospectively or both. A number of proposals have been made at state and local levels that could impose additional taxes on the sale of products and services through the Internet or the income derived from these sales. Such actions may result in substantial tax liabilities for past and/or future sales and could have a material adverse effect on our business and results of operations. To the extent that any tax authority succeeds in asserting that any such tax collection responsibility exists, it is likely that, with respect to future transactions, we would collect any such additional tax obligation from our customers, which would have the effect of increasing the cost of hotel room nights to our customers and, consequently, could reduce our hotel sales. We will continue to assess the risks of the potential financial impact of additional tax exposure, and to the extent appropriate, we will reserve for those estimated liabilities.

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

Our revenues and operating results have varied significantly from quarter to quarter because our business experiences seasonal fluctuations, which reflect seasonal trends for the travel services offered by our websites. Traditional leisure travel bookings in the United States are higher in the second and third calendar quarters of the year as consumers take spring and summer vacations. In the first and fourth quarters of the calendar year, demand for travel services in the United States generally declines and the number of bookings flattens.  Travel revenues in Europe, on the other hand, have been higher in the third and fourth quarters than in the first and second quarters.  Furthermore, prior to introducing a retail travel option to our customers, substantially all of our business was conducted under the Name Your Own Price® system and accordingly, because those services are non-refundable in nature, we recognize travel revenue at the time a booking was generated.  We recognize revenue generated from our retail hotel service, however, including our international operations, at the time that the customer checks out of the hotel.  As a result, we have seen and expect to continue to see, that a meaningful amount of retail hotel bookings generated earlier in the year, as customers plan and reserve their spring and summer vacations, will not be recognized until future quarters.  This could result in a disproportionate amount of our annual earnings being recognized in later quarters.

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

We did not experience any material changes in interest rate exposures during the three or six months ended June 30, 2007.  Based upon economic conditions and leading market indicators at June 30, 2007, we do not foresee a significant adverse change in interest rates in the near future.

As of June 30, 2007, the carrying value of our debt is $569.2 million.  We estimate that the fair market value of our debt was $959.1 million as of June 30, 2007.

As of June 30, 2007, we held an interest rate swap agreement on $45 million notional value of our fixed rate debt.  The fair value cost to terminate this swap as of June 30, 2007 was approximately $0.8 million.  A 10% adverse fluctuation in the 3-month LIBOR rate as of June 30, 2007, would increase the cost to terminate the interest rate swap by approximately $0.2 million.  Any increase or decrease in the fair value of our interest rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying debt.

As a result of the acquisitions of our international operations, we are conducting a significant and growing portion of our business outside the United States through subsidiaries with Euros and British pounds as their functional currency.  As a result, we face exposure to adverse movements in currency exchange rates as the financial results of our international operations are translated from local currency into U.S. dollars upon consolidation.  If the U.S. dollar weakens against the local currency, the translation of these foreign-currency-denominated balances will result in increased net assets, net revenues, operating expenses, and net income or loss.  Similarly, our net assets, net revenues, operating expenses, and net income or loss will decrease if the U.S. dollar strengthens against local currency. Additionally, foreign exchange rate fluctuations on transactions denominated in currencies other than the functional currency result in gains and losses that are reflected in our Unaudited Consolidated Statement of Operations.  Our international operations are subject to risks typical of international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility.

As of June 30, 2007, contracts with notional values of 27.2 million Euros and 3.6 million British Pounds were outstanding to minimize the impact of short-term foreign currency fluctuations on our consolidated operating results.  We may enter into additional forward contracts or other economic hedges in the future.

Additionally, fixed rate investments are subject to unrealized gains and losses due to interest rate volatility.  To the extent that changes in interest rates and currency exchange rates affect general economic conditions, we would also be affected by such changes.

Item 4.    Controls and Procedures

Prior to filing this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2007, our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic SEC reports.

In addition, we reviewed our internal controls and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls to the date of their last evaluation.  In the course of this evaluation, we modify and refine our internal processes as conditions warrant.

In the second quarter of 2006, we started to implement a new financial accounting system at Booking.com B.V., which is expected to improve efficiency and support growth. The implementation, development and refinement of this financial accounting system is expected to occur in phases through the remainder of 2007 and will likely affect the processes that constitute the Company’s internal control over financial reporting.  As we continue with the system implementation, we will continue to review internal controls and may take further steps to ensure that internal controls are effective and integrated appropriately.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

A description of material legal proceedings to which we are a party is contained in Note 13 to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the three months ended June 30, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information relating to repurchases of our equity securities during the three months ended June 30, 2007:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

April 1, 2007 –	107	(3)	$ 54.39	—	$ 44,866,000	(1)
April 30, 2007	—		—	—	$ 20,447,000	(2)

May 1, 2007 –	3,219	(3)	$ 61.80	—	$ 44,866,000	(1)
May 31, 2007	—		—	—	$ 20,447,000	(2)

June 1, 2007 –	—		—	—	$ 44,866,000	(1)
June 30, 2007	—		—	—	$ 20,447,000	(2)

Total	3,326		$ 61.56	—	$ 65,313,000

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

Item 4.  Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on June 1, 2007. Listed below are descriptions of the matters voted on and the results of such meeting.

	Number of Shares
	For	Withheld
1. Election of Directors
Jeffery H. Boyd	33,795,495	24,832
Ralph M. Bahna	33,755,997	64,330
Howard W. Barker, Jr.	33,795,868	24,459
Jeffrey E. Epstein	33,794,542	25,785
James M. Guyette	33,783,580	36,747
Nancy B. Peretsman	33,122,746	697,581
Craig W. Rydin	33,795,116	25,211

	For	Against	Abstaining
2. Ratification of appointment of Deloitte & Touche LLP as independent registered public accounting firm, for fiscal year ending December 31, 2007	33,188,059	614,515	17,753

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits

Exhibit Number	Description

12.1	Calculation of Ratio of Earnings to Fixed Charges and Preferred Dividends.
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                  Reports on Form 8-K

On May 4, 2007, we filed (“furnished” with respect to certain information) a report on Form 8-K in connection with the execution of a Stipulation and Agreement of Settlement to settle a shareholder class action lawsuit, and providing estimates of financial results for the first quarter 2007; on May 9, 2007, we filed (“furnished” with respect to certain information) a report on Form 8-K in connection with the Company’s first quarter 2007 financial results; on May 23, 2007, we furnished a report on Form 8-K in connection with a presentation to be given by Jeffery H. Boyd at the Goldman Sachs Eighth Annual Internet Conference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICELINE.COM INCORPORATED
(Registrant)

Date: August 8, 2007	By:	/s/ Robert J. Mylod, Jr.
		Name:	Robert J. Mylod, Jr.
		Title:	Chief Financial Officer
(On behalf of the Registrant and
as principal financial officer)

Exhibit Index

Exhibit Number	Description

12.1	Calculation of Ratio of Earnings to Fixed Charges and Preferred Dividends.
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.