Form 10-Q
period 2007-09-30
PRICELINE COM INC
filed 2007-11-09
CIK 1075531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES    ☒   . NO   ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

Number of shares of Common Stock outstanding at November 1, 2007:

Common Stock, par value $0.008 per share	38,336,422
(Class)	(Number of Shares)

priceline.com Incorporated

Form 10-Q

For the Three Months Ended September 30, 2007

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

priceline.com Incorporated

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$423,508	$423,577
Restricted cash	2,710	2,459
Short-term investments	73,048	7,983
Accounts receivable, net of allowance for doubtful accounts of $1,641 and $1,651, respectively	103,558	48,536
Prepaid expenses and other current assets	26,998	20,534
Total current assets	629,822	503,089

Long-term investments	18,735	—
Property and equipment, net	25,056	21,691
Intangible assets, net	182,438	152,925
Goodwill	270,807	226,707
Deferred taxes	222,766	179,392
Other assets	21,085	21,844
Total assets	$1,370,709	$1,105,648

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$59,359	$49,032
Accrued expenses and other current liabilities	124,576	46,872
Deferred merchant bookings	7,670	4,768
Convertible debt	569,453	—
Total current liabilities	761,058	100,672

Deferred taxes	47,153	39,714
Other long-term liabilities	12,508	11,885
Minority interest	15,127	22,486
Convertible debt	—	568,865
Total liabilities	835,846	743,622

Series B mandatorily redeemable preferred stock, $0.01 par value; 80,000 authorized shares; $1,000 liquidation value per share; 80,000 shares issued and 0 and 13,470 shares outstanding, respectively	—	13,470
Stockholders’ equity:
Common stock, $0.008 par value; authorized 1,000,000,000 shares, 44,969,857 and 43,215,712 shares issued, respectively	345	331
Treasury stock, 6,641,992 and 6,603,050 shares, respectively	(488,691)	(486,468)
Additional paid-in capital	2,112,949	2,070,379
Accumulated deficit	(1,139,368)	(1,262,033)
Accumulated other comprehensive income	49,628	26,347
Total stockholders’ equity	534,863	348,556

Total liabilities and stockholders’ equity	$1,370,709	$1,105,648

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Merchant revenues, including $395 and $18,592 excise tax refund for the three and nine months ended September 30, 2007, respectively	$275,211	$238,558	$776,131	$699,520
Agency revenues	139,623	73,326	292,478	159,599
Other revenues	2,453	1,583	5,947	3,913
Total revenues	417,287	313,467	1,074,556	863,032

Cost of merchant revenues	214,956	189,920	595,297	561,450
Cost of agency revenues	—	—	—	—
Cost of other revenues	—	—	—	—
Total costs of revenues	214,956	189,920	595,297	561,450
Gross profit	202,331	123,547	479,259	301,582

Operating expenses:
Advertising – Offline	8,413	6,665	29,028	24,962
Advertising – Online	53,844	34,560	129,241	86,914
Sales and marketing	13,093	11,204	36,027	31,494
Personnel, including stock-based compensation of $4,127, $3,543, $10,759 and $10,277, respectively	27,182	21,658	72,108	56,869
General and administrative, including net cost of litigation settlement of $126 and $55,365 for the three and nine months ended September 30, 2007, respectively, and option payroll taxes of $228, $54, $760 and $273, respectively	9,241	6,643	82,893	19,638
Information technology	3,343	2,551	9,406	7,190
Depreciation and amortization	9,131	8,664	26,633	24,970
Restructuring charge, net	—	—	—	135
Total operating expenses	124,247	91,945	385,336	252,172
Operating income	78,084	31,602	93,923	49,410
Other income (expense):
Interest income, including $77 and $3,346 of interest on excise tax refund for the three and nine months ended September 30, 2007, respectively	6,063	2,626	20,377	6,322
Interest expense	(2,607)	(1,550)	(7,560)	(4,603)
Other	(1,316)	354	(1,862)	(157)
Total other income (expense)	2,140	1,430	10,955	1,562

Earnings before income taxes, equity in income (loss) of investees and minority interests	80,224	33,032	104,878	50,972
Income tax benefit	26,657	18,113	23,287	13,277
Equity in income (loss) of investees and minority interests	(2,516)	(2,328)	(3,945)	(3,015)
Net income	104,365	48,817	124,220	61,234
Preferred stock dividend	—	(1,063)	(1,555)	(1,927)

Net income applicable to common stockholders	$104,365	$47,754	$122,665	$59,307
Net income applicable to common stockholders per basic common share	$2.76	$1.21	$3.27	$1.50
Weighted average number of basic common shares outstanding	37,803	39,596	37,533	39,487
Net income applicable to common stockholders per diluted common share	$2.27	$1.05	$2.79	$1.34
Weighted average number of diluted common shares outstanding	45,924	46,385	43,924	46,153

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

(In thousands)

					Accumulated Other
	Common Stock		Additional	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Paid-in Capital	Deficit	Income	Shares	Amount	Total

Balance, January 1, 2007	43,216	$331	$2,070,379	$(1,262,033)	$26,347	(6,603)	$(486,468)	$348,556

Net income applicable to common stockholders	—	—	—	122,665	—	—	—	122,665

Unrealized loss on marketable securities	—	—	—	—	(45)	—	—	(45)

Currency translation adjustment	—	—	—	—	23,326	—	—	23,326

Comprehensive income								145,946

Issuance of restricted stock under equity-based compensation plans, net of forfeitures	119	1	(1)	—	—	—	—	—

Issuance of preferred stock dividend	35	1	1,554	—	—	—	—	1,555

Exercise of stock options and vesting of restricted stock units	843	6	16,190	—	—	—	—	16,196

Repurchase of common stock	—	—	—	—	—	(39)	(2,223)	(2,223)

Stock-based compensation	—	—	9,906	—	—	—	—	9,906

Exercise of warrants	756	6	13,464	—	—	—	—	13,470

Issuance of shares related to convertible debt	1	—	23	—	—	—	—	23

Excess tax benefit on stock-based compensation	—	—	1,434	—	—	—	—	1,434
Balance, September 30, 2007	44,970	$345	$2,112,949	$(1,139,368)	$49,628	(6,642)	$(488,691)	$534,863

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2007	2006
OPERATING ACTIVITIES:
Net income	$124,220	$61,234
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,260	7,551
Amortization	18,373	18,439
Provision for uncollectible accounts, net	2,138	2,921
Deferred income taxes	(49,883)	(26,106)
Stock-based compensation expense	10,759	10,277
Amortization of debt issuance costs	2,356	1,061
Equity in (income) loss of investee, net and minority interests	3,945	3,015
Restructuring charges, net	—	135
Changes in assets and liabilities:
Accounts receivable	(53,568)	(28,491)
Prepaid expenses and other current assets	(4,950)	(2,150)
Accounts payable, accrued expenses and other current liabilities	26,501	31,831
Other	1,183	567
Net cash provided by operating activities	89,334	80,284
INVESTING ACTIVITIES:
Purchase of investments	(118,255)	(111,953)
Redemption of investments	35,202	152,119
Acquisitions and other equity investments, net of cash acquired	—	(3,104)
Additions to property and equipment	(11,011)	(9,628)
Change in restricted cash	(228)	4,538
Net cash provided by (used in) investing activities	(94,292)	31,972
FINANCING ACTIVITIES:
Repurchase of common stock	(2,223)	(135,625)
Proceeds from exercise of stock options	16,196	9,592
Proceeds from issuance of Convertible Senior Notes	—	300,000
Payment of debt issuance costs	(1,309)	(7,900)
Purchase of Conversion Spread Hedges	—	(32,520)
Purchase of shares held by minority interest	(15,013)	(19,830)
Excess tax benefit from stock-based compensation	1,434	68
Net cash provided (used in) by financing activities	(915)	113,785
Effect of exchange rate changes on cash and cash equivalents	5,804	2,288
Net increase (decrease) in cash and cash equivalents	(69)	228,329
Cash and cash equivalents, beginning of period	423,577	80,341
Cash and cash equivalents, end of period	$423,508	$308,670

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for income taxes	$22,111	$10,682

Cash paid during the period for interest	$5,847	$3,552

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

2.                                      STOCK-BASED EMPLOYEE COMPENSATION

The Company has adopted stock compensation plans which provide for grants of share based compensation as incentives and rewards to encourage employees, officers, consultants and directors to contribute towards the long-term success of the Company. Stock-based compensation cost included in personnel expenses in the Unaudited Consolidated Statements of Operations was approximately $4.1 million and $3.5 million, and $10.8 million and $10.3 million for the three and nine months ended September 30, 2007 and 2006, respectively. These amounts include stock-based compensation for restricted stock and restricted stock units related to shares of priceline.com International.

During the three months ended March 31, 2007, the Company granted 125,550 shares of restricted stock, 83,740 restricted stock units and 75,750 performance share units. The share based awards generally vest on the third anniversary of the date of grant and had a total grant date fair value of $14.8 million based upon the grant date fair value per share of $51.93. The actual number of shares of common stock issued in connection with the performance share units, if any, will be determined at the end of the performance period, assuming there is no accelerated vesting for, among other things, a change in control or termination of employment in certain circumstances, and could range from zero to an additional 75,750 shares over the “target” number of shares if the maximum performance threshold associated with the performance share units is met by the Company. Stock-based compensation related to the performance share units is recorded based upon the probable outcome at the end of the performance period. During the three months ended September 30, 2007, the estimated probable number of shares to be issued at the end of the performance period was increased by 75,750 shares.

During the three months ended June 30, 2007, the Company granted 8,070 shares of restricted stock. The share based awards generally vest over four years and had a total grant date fair value of $0.5 million based upon the grant date fair value per share of $56.75.

During the three months ended September 30, 2007, the Company granted 2,140 shares of restricted stock. The share based awards generally vest over four years and had a total grant date fair value of $0.16 million based upon the grant date fair value per share of $76.82.

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

Prior to the Company executing an exchange offer in November 2006 that modified certain terms in the 1% Notes and 2.25% Notes, such notes were convertible into a fixed amount of common stock if certain specified conditions were met. Pursuant to EITF 04-08 “Effect of Contingently Convertible Debt on Diluted Earnings per Share”, these convertible notes were included in the calculation of diluted earnings per share if their inclusion was dilutive to earnings per share under the “if-converted” method for the three and nine months ended September 30, 2006.

A reconciliation of net income and the weighted average number of shares outstanding used in calculating diluted earnings per share is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Net income applicable to common stockholders	$104,365	$47,754	$122,665	$59,307
Interest expense on convertible senior notes	—	762	—	2,323
	$104,365	$48,516	$122,665	$61,630

Weighted average number of basic common shares outstanding	37,803	39,596	37,533	39,487

Weighted average dilutive stock options, restricted stock, restricted stock units and performance share units	1,359	1,029	1,386	906

Assumed conversion of convertible senior notes	6,762	5,760	5,005	5,760

Weighted average number of diluted common and common equivalent shares outstanding	45,924	46,385	43,924	46,153

Anti-dilutive potential common shares	9,328	3,885	11,058	4,008

Anti-dilutive potential common shares for the three and nine months ended September 30, 2007 includes approximately 7.5 million shares and 9.3 million shares, respectively, that could be issued under the Company’s convertible debt if the Company experiences substantial increases in its common stock price. Under the treasury stock method, the convertible notes will generally have a dilutive impact on net income per share if the Company’s average stock price for the period exceeds the conversion price for the convertible notes. As an example, at stock prices of $40 per share, $60 per share, $80 per share and $100 per share, common equivalent shares would include approximately 0.1 million, 4.8 million, 7.2 million and 8.6 million equivalent shares, respectively, related to the convertible notes (excluding the offsetting impact of the Convertible Spread Hedges — see Note 8).

4.                                      RESTRUCTURING

At September 30, 2007, the Company had a restructuring liability of $1.2 million for the estimated remaining costs related to leased property vacated by the Company in 2000. During the first quarter of 2006, the Company recorded a $135,000 restructuring charge based upon a re-evaluation of the estimated disposal costs related to the vacated leased property. The Company estimates that, based on current available information, the remaining net cash outflows associated with its restructuring related commitments will be paid in 2007-2011. The current portion of the restructuring accrual in the amount of $697,000 is recorded in “Accrued expenses and other current liabilities” and the $504,000 non-current portion is recorded in “Other long-term liabilities” on the Company’s Unaudited Consolidated Balance Sheet.

5.                                      INVESTMENTS

The following table summarizes, by major security type, the Company’s short-term investments as of September 30, 2007 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Estimated Fair Value
Asset backed obligations	$1,320	$—	$(2)	$1,318

Commercial paper	34,724	15	(3)	34,735

Corporate notes	26,488	—	(6)	26,483

Government agency notes	10,514	7	(9)	10,512

Total	$73,046	$22	$(20)	$73,048

The Company’s short-term investments as of December 31, 2006 were approximately $8.0 million, comprised of U.S. government agency notes. Contractual maturities of marketable securities classified as available-for-sale as of September 30, 2007 and December 31, 2006, are all within one year. No material gains or losses were realized for the three months or nine months ended September 30, 2007 and 2006.

Long-term investments amounting to $18.7 million as of September 30, 2007 were comprised of government agency and corporate notes with a maturity date greater than one year. There were no material gains or losses related to long-term investments for the three or nine month ended September 30, 2007 and 2006.  The Company did not have any long-term investments at December 31, 2006.

6.                                      INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets consist of the following (in thousands):

	September 30, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period	Weighted Average Useful Life

Supply and distribution agreements	$190,142	$(31,186)	$158,956	$151,926	$(24,237)	$127,689	13 years	13 years

Technology	25,294	(19,379)	5,915	21,454	(12,571)	8,883	3 years	3 years

Patents	1,489	(1,119)	370	1,489	(1,076)	413	15 years	15 years

Customer lists	12,243	(10,214)	2,029	9,822	(8,049)	1,773	2 — 3 years	2 years

Internet domain names	6,443	(1,181)	5,262	6,443	(698)	5,745	10 years	10 years

Trade names	12,957	(3,549)	9,408	10,515	(2,195)	8,320	5 — 20 years	15 years

Other	729	(231)	498	1,107	(1,005)	102	3 — 15 years	9 years
Total intangible assets	$249,297	$(66,859)	$182,438	$202,756	$(49,831)	$152,925

Intangible assets with determinable lives are primarily amortized on a straight-line basis. Intangible asset amortization expense was approximately $6.1 million and $6.4 million for the three months ended September 30, 2007 and 2006, respectively, and approximately $18.4 million for the nine months ended September 30, 2007 and 2006, respectively.

The annual estimated amortization expense for intangible assets for the remainder of 2007, the next four years and thereafter is expected to be as follows (in thousands):

2007	$6,643
2008	21,951
2009	17,324
2010	15,724
2011	15,724
Thereafter	105,072
$182,438

A substantial majority of the Company’s goodwill relates to its acquisitions of Travelweb LLC and Booking.com Limited in 2004 and Booking.com B.V. in 2005. The change in goodwill for the nine months ended September 30, 2007 consists of the following (in thousands):

Balance at January 1, 2007	$226,707
Purchase of minority interest	33,220
Currency translation adjustments	10,880
Balance at September 30, 2007	$270,807

7.                                      OTHER ASSETS

Other assets at September 30, 2007 and December 31, 2006 consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Investment in pricelinemortgage.com	$9,414	$9,550
Deferred debt issuance costs, net	10,852	11,899
Other	819	395
Total	$21,085	$21,844

Investment in pricelinemortgage.com represents the Company’s 49% equity investment in pricelinemortgage.com and, accordingly, the Company recognizes its pro rata share of pricelinemortgage.com’s operating results, not to exceed an amount that the Company believes represents the investment’s estimated fair value. The Company recognized approximately $113,000 and $136,000 of losses from its investment in pricelinemortgage.com in the three and nine months ended September 30, 2007, respectively. The Company recognized approximately $39,000 and $63,000 of losses from its investment in pricelinemortgage.com in the three and nine months ended September 30, 2006, respectively. The Company earned advertising fees from pricelinemortgage.com of approximately $8,000 and $16,000 in the nine months ended September 30, 2007 and 2006, respectively.

Deferred debt issuance costs arose from the Company’s issuance of $125 million aggregate principal amount of 1% Notes in August 2003, $100 million aggregate principal amount of 2.25% Notes in June 2004, $172.5 million aggregate principal amount of 0.5% Notes in September 2006, $172.5 million of aggregate principal amount 0.75% Notes in September 2006 and a $175 million revolving credit facility in September 2007. Deferred debt issuance costs are being amortized using the effective interest rate method over the term of approximately five years, except for the 0.75% Notes, which are amortized over their term of seven years.

8.                                      DEBT

Revolving Credit Facility

In September 2007, the Company entered into a $175 million five-year revolving credit facility with a group of lenders, which is secured, subject to certain exceptions, by a first-priority security interest on substantially all of the Company’s assets and related intangible assets located in the United States. In addition, the Company’s obligations under the revolving credit facility are guaranteed by substantially all of the assets and related intangible assets of the Company’s material direct and indirect domestic and foreign subsidiaries. Borrowings under the revolving credit facility will bear interest, at the Company’s option, at a rate per annum equal to the greater of (a) JPMorgan Chase Bank, National Association’s prime lending rate and (b) the federal funds rate plus ½ of 1%, plus an applicable margin ranging from 0.25% to 0.75%; or at an adjusted LIBOR for the interest period in effect for such borrowing plus an applicable margin ranging from 1.25% to 1.75%. Undrawn balances available under the revolving credit facility are subject to commitment fees at the applicable rate ranging from 0.25% to 0.375%.

The revolving credit facility provides for the issuance of up to $50.0 million of letters of credit as well as borrowings on same-day notice, referred to as swingline loans, which are available in U.S. dollars, Euros, Pounds Sterling and any other foreign currency agreed to by the lenders. The Company may request that an additional $100.0 million be added to the revolving credit facility or to enter into one or more tranches of additional term loans. The proceeds of loans made under the facility will be used for working capital and general corporate purposes. As of September 30, 2007 there were no amounts outstanding under the facility.

Convertible Debt

The Company’s convertible debt is convertible into the Company’s common stock subject to certain conditions. Upon conversion, a holder will receive cash for the principal amount of the note and cash or shares of the Company’s common stock for the conversion value in excess of such principal amount.  Based upon the closing price of the Company’s common stock for the prescribed measurement periods during the three months ended September 30, 2007, the contingent conversion thresholds on each of the Company’s convertible senior note issues were exceeded. As a result, the notes are convertible at the option of the holder as of September 30, 2007 and, accordingly, have been classified as a current liability in the Unaudited Consolidated Balance Sheets as of that date. The convertible debt may be classified as long-term debt in future quarters if the contingent conversion thresholds are not met in such quarters. Convertible debt consists of the following as of September 30, 2007 and December 31, 2006 (in thousands):

	September 30, 2007	December 31, 2006
$125 million aggregate principal amount of 1.00% Convertible Senior Notes due August 2010	$124,453	$123,865
$172.5 million aggregate principal amount of 0.50% Convertible Senior Notes due September 2011	172,500	172,500
$172.5 million aggregate principal amount of 0.75% Convertible Senior Notes due September 2013	172,500	172,500
$100 million aggregate principal amount of 2.25% Convertible Senior Notes due January 2025	100,000	100,000

	$569,453	$568,865

The $125 million aggregate principal amount of Convertible Senior Notes due August 1, 2010, with an interest rate of 1.00% (the “1% Notes”) are convertible, subject to certain conditions, into the Company’s common stock at a conversion price of approximately $40.00 per share. Prior to August 1, 2008, the 1% Notes will be convertible if the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading days ending on the first day of a conversion period is more than 110% of the then current conversion price of the 1% Notes, or after August 1, 2008, if the closing price of the Company’s common stock is more than 110% of the then current conversion price of the 1% Notes. The 1% Notes are also convertible in certain other circumstances, such as a change in control of the Company. In addition, the 1% Notes will be redeemable at the Company’s option beginning in 2008, and the holders may require the Company to repurchase the 1% Notes on August 1, 2008 or in certain other circumstances. In the event that all or substantially all of the Company’s common stock is acquired on or prior to August 1, 2008, in a transaction in which the consideration paid to holders of the Company’s common stock consists of all or substantially all cash, the Company would be required to make additional payments in the form of additional shares of common stock to the holders of 1% Notes in aggregate value ranging from $0 to approximately $16.5 million depending upon the date of the transaction and the then current stock price of the Company. Interest on the 1% Notes is payable on February 1 and August 1 of each year.

In November 2003, the Company entered into an interest rate swap agreement whereby it swapped the fixed 1% interest on its 1% Notes for a floating interest rate based on the 3-month U.S. Dollar LIBOR, minus the applicable margin of 221 basis points, on $45 million notional value of debt. This agreement expires August 1, 2010. The Company designated this interest rate swap agreement as a fair value hedge. The changes in the fair value of the interest rate swap agreement and the underlying debt are recorded as offsetting gains and losses in interest expense in the Unaudited Consolidated Statement of Operations. Hedge ineffectiveness was not significant in the three or nine months ended September 30, 2007 and 2006. The fair value cost to terminate this swap as of September 30, 2007 and December 31, 2006, was approximately $0.5 million and $1.2 million, respectively, and has been recorded in accrued expenses and other current liabilities at September 30, 2007, and other long-term liabilities at December 31, 2006, with a related adjustment to the carrying value of debt.

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

The $100 million aggregate principal amount of Convertible Senior Notes due January 15, 2025, with an interest rate of 2.25% (the “2.25% Notes”) are convertible, subject to certain conditions, into the Company’s common stock at a conversion price of approximately $37.95 per share. The 2.25% Notes will be convertible if, on or prior to January 15, 2020, the closing sale price of our common stock for at least 20 consecutive trading days in the period of 30 consecutive trading days ending on the first day of a conversion period is more than 120% of the then current conversion price of the 2.25% Notes. The 2.25% Notes are also convertible in certain other circumstances, such as a change in control of the Company. In the event that all or substantially all of the Company’s common stock is acquired on or prior to January 15, 2010, in a transaction in which the consideration paid to holders of the Company’s common stock consists of all or substantially all cash, the Company would be required to make additional payments in the form of common shares to the holders of the 2.25%

Notes of amounts ranging from $0 to $14.7 million depending upon the date of the transaction and the then current stock price of the Company. In addition, the 2.25% Notes will be redeemable at the Company’s option beginning January 20, 2010, and the holders may require the Company to repurchase the 2.25% Notes on January 15, 2010, 2015 or 2020, or in certain other circumstances. Interest on the 2.25% Notes is payable on January 15 and July 15 of each year.

In the third quarter 2007, the Financial Accounting Standards Board (“FASB”) issued for comment a proposed FASB Staff Position No. APB 14-a, “Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-a”) that would significantly impact the accounting for convertible debt. The FSP would require cash settled convertible debt, such as the Company’s $570 million aggregate principal amount of convertible senior notes that are currently outstanding, to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component would be the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value would be recorded as a debt discount and amortized to interest expense over the life of the bond. Although FSP APB 14-a would have no impact on the Company’s actual past or future cash flows, it would require the Company to record a significant amount of non-cash interest expense as the debt discount is amortized. As a result, there would be a material adverse impact on the Company’s results of operations and earnings per share. In addition, if the Company’s convertible debt is redeemed or converted prior to maturity, any unamortized debt discount would result in a loss on extinguishment. FSP APB 14-a, if approved, will become effective January 1, 2008, and require retrospective application.

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

Under these programs, the Company repurchased approximately 4.1 million shares of its common stock at an aggregate cost of $135.7 million in the nine months ended September 30, 2006, at prevailing market prices. Repurchases of 38,942 and 35,147 shares at aggregate costs of $2.2 million and $0.9 million were made in the nine months ended September 30, 2007 and 2006, respectively, to satisfy employee withholding taxes related to stock-based compensation.

The Company may make additional repurchases of shares under its stock repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors. Whether and when to initiate and/or complete any purchase of common stock and the amount of common stock purchased will be determined in the Company’s complete discretion. As of September 30, 2007, there were approximately 6.6 million shares of the Company’s common stock held in treasury.

10.                               REDEEMABLE PREFERRED STOCK

In the first quarter of 2007, Delta Airlines, Inc. exercised warrants to purchase 756,199 shares of the Company’s common stock by surrendering 13,470 shares of Series B Preferred Stock, representing all of the remaining outstanding shares of Series B Preferred Stock, and the Company issued a final pro-rated dividend to Delta Airlines, Inc. in the amount of 34,874 shares of common stock, resulting in a non-cash dividend charge of $1.6 million. The exercise of the warrant was a non-cash transaction.

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

The Company recognizes income tax expense related to income generated outside of the United States based upon the applicable tax rates of the foreign countries in which the income is generated. During the three and nine months ended September 30, 2007 and 2006, the substantial majority of the Company’s foreign-sourced income has been generated in the United Kingdom and the Netherlands. Income tax expense for the three and nine months ended September 30, 2007 and 2006 differs from the expected tax benefit at the U.S. statutory rate of 35% due to reversal of a portion of the deferred tax valuation allowance, state income taxes, lower foreign tax rates and the foreign tax benefit of interest expense on intercompany debt.

The Company has significant deferred tax assets, resulting principally from domestic net operating loss carryforwards (“NOLs”). As required by SFAS No. 109, “Accounting for Income Taxes,” the Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of these deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carryforward periods available for tax reporting purposes, and other relevant factors. In the third quarter of 2007, management concluded that based upon current operating results and projected future results, it is more likely than not that additional deferred tax assets will be realized. Accordingly, the Company recorded a non-cash tax benefit of $47.9 million resulting from the reversal of a portion of its valuation allowance on its deferred tax assets. It is the Company’s belief that it is more likely than not that its remaining deferred tax assets will not be realized and, accordingly, a valuation allowance remains against those assets. In the third quarter of 2006, the Company also recorded a $28.1 million non-cash tax benefit resulting from a $43.7 million reversal of a portion of its valuation allowance on its deferred tax assets. The total deferred tax asset at September 30, 2007 and December 31, 2006 amounted to $236.2 million and $191.7 million, respectively. The current portion is $13.5 million and $12.3 million at September 30, 2007 and December 31, 2006, respectively, and is recorded in prepaid expenses and other current assets in the Unaudited Consolidated Balance Sheet. The valuation allowance may need to be adjusted in the future if facts and circumstances change, causing a reassessment of the amount of deferred tax assets more likely than not to be realized.

The Company has recorded a deferred tax liability in the amount of $47.2 million at September 30, 2007, and $39.7 million at December 31, 2006, primarily related to the assignment of estimated fair value to certain purchased identifiable intangible assets associated with the acquisitions of Booking.com Limited and Booking.com B.V.

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

The Company’s U.K., Netherlands, U.S. Federal and Connecticut income tax returns, constituting the returns of the major taxing jurisdictions, are subject to examination by the taxing authorities for all open years as prescribed by applicable statute. No waivers have been executed that would extend the period subject to examination beyond the period prescribed by statute.

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

The holders of the minority interest in priceline.com International have the right to put their shares to the Company and the Company has the right to call their shares at a purchase price reflecting the fair market value of the shares at the time of the exercise of the put or call right. Subject to certain exceptions, (a) certain of the shares are subject to the put and call options in March 2007 and 2008 and (b) certain of the shares are subject to the put and call options in August 2007 and 2008. In April 2007 (in connection with the March 2007 put and call options), the Company repurchased 92,125 shares underlying minority interest with a carrying value of $3.7 million for an aggregate purchase price of approximately $15.0 million based upon fair value. In October 2007 (in connection with the August 2007 put and call options), the Company repurchased 197,538 shares underlying minority interest with a carrying value of $9.9 million for an aggregate purchase price of approximately $61.0 million based upon fair value. Accordingly, the Company has accrued this repurchase obligation at September 30, 2007 and reflected the obligation in accrued expenses and other liabilities. The repurchase will be reflected in the consolidated statement of cash flows during the fourth quarter of 2007. After giving effect to these purchases, the minority interest in priceline.com International is reduced on a fully diluted basis to 3.3%.

All purchased securities and vested granted securities described above can be put by the holders of the securities or called by the Company shortly after the consummation of a “change in control” of the Company. The aggregate fair value of the minority interest in priceline.com International subject to future puts or calls is estimated to be approximately $97.1 million at September 30, 2007, including unvested restricted stock and restricted stock units.

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

•                  City of Jefferson, Missouri v. Hotels.com, LP, et al.

•                  City of Gallup, New Mexico v. Hotels.com, L.P., et al.

A discussion of each of the aforementioned legal proceedings can be found in the section titled “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2006 and/or in the section titled “Commitments and Contingencies” of our Quarterly Reports on Form 10-Q for the three months ended March 31, 2007 or June 30, 2007.

The following developments regarding such legal proceedings occurred during or after the three months ended September 30, 2007:

City of Los Angeles v. Hotels.com, Inc., et al.:  On July 27, 2007, the court sustained the defendants’ demurrers and dismissed the City’s third amended complaint without prejudice to re-filing upon the exhaustion of the City’s mandatory administrative procedures for tax collection, and stayed the action pending such exhaustion. The City is presently conducting those administrative procedures.

City of Fairview Heights v. Orbitz, Inc., et al.:  On August 1, 2007, the City of Fairview Heights moved for class certification. That motion is being briefed. The parties are currently conducting discovery.

Pitt County v. Hotels.com, L.P., et al.:  On August 13, 2007, the court granted defendants’ motion for reconsideration of the court’s prior order denying the defendants’ motion to dismiss, and dismissed the action in its entirety. On September 6, 2007, Pitt County filed a notice of appeal of that decision to the United States Court of Appeals for the Fourth Circuit. The appeal is currently being briefed.

City of San Antonio, Texas v. Hotels.com, L.P., et al.:  On September 7, 2007, the defendants filed a motion for reconsideration of the court’s March 21, 2007 order denying the defendants’ motion to dismiss. On October 1, 2007, the court denied the defendants’ motion for reconsideration. The City of San Antonio’s motion for class certification remains pending.

City of Orange, Texas v. Hotels.com, L.P., et al.:  On September 5, 2007, the Magistrate Judge issued a report and recommendation that the defendants’ motion to dismiss the complaint be granted and the complaint dismissed. On September 21, 2007, the court adopted that report and recommendation and dismissed the case with prejudice. The City of Orange did not appeal that dismissal.

City of Jacksonville v. Hotels.com, L.P., et al.:  On August 21, 2007, the court granted defendants’ motion to dismiss the complaint for the City of Jacksonville’s failure to exhaust its mandatory administrative procedures for tax collection. On September 10, 2007, the City of Jacksonville moved for a stay of proceedings pending the outcome of that administrative process. That motion is pending.

City of Columbus, et al. v. Hotels.com, L.P., et al.:  On July 10, 2007, the United States District Court for the Southern District of Ohio transferred the case to the United States District Court for the Northern District of Ohio. On July 23, 2007, the court in the Northern District of Ohio granted defendants’ motion to dismiss the plaintiffs’ Consumer Sales Practices Act claims and denied defendants’ motion to dismiss the remaining claims, adopting the reasoning of the court’s opinion on the motion to dismiss in the City of Findlay case. On August 31, 2007, the defendants answered the complaint. On November 5, 2007, the parties jointly moved to consolidate the City of Columbus action with the City of Findlay action for pre-trial purposes, and that motion was granted on November 6, 2007.

Louisville/Jefferson County Metro Government v. Hotels.com, L.P., et al.:  On August 10, 2007, the court denied the defendants’ motion to dismiss. On September 13, 2007, the defendants answered. On October 26, 2007, the defendants filed a motion for reconsideration of the court’s order denying the defendants’ motion to dismiss, or, in the alternative, certification of interlocutory appeal to the Kentucky Supreme Court or the United States Court of Appeals for the Sixth Circuit. That motion is being briefed.

City of Fayetteville v. Hotels.com, L.P., et al.:  On July 24, 2007, the City of Fayetteville filed an amended complaint correcting the names of certain defendants. On August 7, 2007, the defendants moved to dismiss the amended complaint. That motion is pending.

County of Nassau, New York v. Hotels.com, LP, et al.:  On August 17, 2007, the court granted the defendants’ motion to dismiss the complaint for the County of Nassau’s failure to exhaust its mandatory administrative procedures for tax collection. On September 12, 2007, the County of Nassau filed a notice of appeal of that order to the United States Court of Appeals for the Second Circuit. The appeal is currently being briefed.

City of Jefferson, Missouri v. Hotels.com, LP, et al.:  On November 5, 2007, the defendants moved to dismiss the complaint. That motion is being briefed.

In addition to those cases discussed in the section titled “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2006 or in the section titled “Commitments and Contingencies” of our Quarterly Reports on Form 10-Q for the three months ended March 31, 2007 or June 30, 2007, the following additional legal proceeding was filed during or after the three months ended September 30, 2007:

City of Gallup, New Mexico v. Hotels.com, L.P., et al.:  On July 6, 2007, a putative class action was filed in the United States District Court for the District of New Mexico by the City of Gallup on behalf of itself and a putative class of New Mexico taxing authorities that have enacted lodgers’ taxes. The complaint asserts claims for violation of the New Mexico Lodger’s Tax Act and municipal ordinances. On August 27, 2007, the defendants answered the City of Gallup’s complaint.

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

•                  City of Findlay v. Hotels.com, L.P., et al.

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

•                  City of Myrtle Beach, South Carolina v. Hotels.com, LP, et al.

•                  City of Houston, Texas v. Hotels.com, LP, et al.

•                  City of Oakland, California v. Hotels.com, L.P., et al.

A discussion of each of the aforementioned legal proceedings can be found in the section titled “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2006 and/or in the section titled “Commitments and Contingencies” of our Quarterly Reports on Form 10-Q for the three months ended March 31, 2007 or June 30, 2007.

The following developments regarding such legal proceedings occurred during or after the three months ended September 30, 2007:

City of Findlay v. Hotels.com, L.P., et al.:  On August 2, 2007, the City of Findlay filed a motion seeking leave to amend its complaint to withdraw its allegations seeking to assert claims on behalf of a state-wide class of Ohio cities, counties and townships that have enacted occupancy or excise taxes on lodging. On August 15, 2007, the court granted that motion and an amended complaint withdrawing those class allegations was filed. On September 4, 2007, the defendants answered the amended complaint. On November 5, 2007, the parties jointly moved to consolidate the City of Findlay action with the City of Columbus action for pre-trial purposes, and that motion was granted on November 6, 2007.

City of Chicago, Illinois v. Hotels.com, L.P., et al.:  On September 27, 2007, the court denied the defendants’ motion to dismiss. On November 2, 2007, the defendants answered the complaint. The parties are currently conducting discovery.

City of San Diego, California v. Hotels.com, Inc., et al.: On July 27, 2007, the court sustained the defendants’ demurrers and dismissed the City’s third amended complaint without prejudice to re-filing upon the exhaustion of the City’s mandatory administrative procedures for tax collection, and stayed the action pending such exhaustion. The City is presently conducting those administrative procedures.

City of Atlanta, Georgia v. Hotels.com L.P., et al.:  On October 26, 2007, the Georgia Court of Appeals affirmed the order of the Georgia Superior Court dismissing the City of Atlanta’s action for the City’s failure to exhaust its administrative procedures for tax collection.  On November 5, 2007, the City moved for reconsideration of the October 26, 2007 opinion.

City of Charleston, South Carolina v. Hotel.com, et al.:  On June 4, 2007, the defendants moved to dismiss the amended complaint. On November 5, 2007, the court denied that motion. The parties are currently conducting discovery.

Town of Mount Pleasant, South Carolina v. Hotels.com, et al.:  On June 4, 2007, the defendants moved to dismiss the amended complaint. On November 5, 2007, the court denied that motion. The parties are currently conducting discovery.

City of North Myrtle Beach, South Carolina v. Hotels.com, LP, et al.:  On August 28, 2007, the City of North Myrtle Beach withdrew its motion to remand the action to state court. On September 12, 2007, the court conducted oral argument on the defendants’ motion to dismiss the complaint, and on September 30, 2007, it denied that motion. On October 15, 2007, the defendants answered the complaint.

Wake County v. Hotels.com, LP, et al.; Cumberland County v. Hotels.com, LP, et al.; Buncombe County v. Hotels.com, LP, et al; and Dare County v. Hotels.com, LP, et al.:  On July 18, 2007, the court conducted oral argument on all four of the motions to dismiss in these consolidated actions. Those motions remain pending.

City of Branson v. Hotels.com, LP, et al.:  On August 30, 2007, the court heard oral argument on the defendants’ motion to dismiss the complaint. That motion is pending.

City of Houston, Texas v. Hotels.com, LP., et al.:  On July 5, 2007, the court denied in part and granted in part the defendants’ special exceptions to the complaint. The court denied the special exceptions relating to the adequacy of the plaintiff’s allegations, but granted the special exceptions requiring the plaintiff to state with specificity the maximum amount of damages claimed.  On October 2, 2007, the City of Houston filed an amended complaint adding the Harris County Sports Authority as a plaintiff. On October 15, 2007, the defendants filed special exceptions to the amended complaint. Those special exceptions will be heard by the court on November 9, 2007.

City of Oakland, California v. Hotels.com, L.P., et al.:  On September 18, 2007, the defendants moved to dismiss the complaint. On November 6, 2007, the court granted the defendants’ motion and dismissed the City of Oakland’s complaint with prejudice for the City’s failure to exhaust its mandatory administrative procedures for tax collection.

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

Consumer Class Actions

Two purported class actions brought by consumers against the Company are pending.

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

Other Possible Actions

At various times the Company has also received inquiries or proposed tax assessments from municipalities and other taxing jurisdictions relating to its charges and remittance of amounts to cover state and local hotel occupancy and other related taxes. The City of Anaheim, California, the City of New Orleans, Louisiana, the City of Philadelphia, Pennsylvania, and state tax officials from Wisconsin, Pennsylvania, and Indiana, among others, have begun formal or informal administrative procedures or stated that they may assert claims against the Company relating to allegedly unpaid state or local hotel occupancy or related taxes. In addition, the State of New Jersey Department of Taxation has begun an audit related to the state’s Corporation Business Tax. The Company is unable at this time to predict whether any such proceedings or assertions will result in litigation.

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

On May 3, 2007, the Company entered into a Stipulation and Agreement of Settlement ("Settlement Agreement") to settle a class action lawsuit brought after its announcement that third quarter 2000 revenues would not meet expectations. Under the terms of the Settlement Agreement, the class received $80 million in return for a release, with prejudice, of all claims against the Company and the individual defendants (the "Settling Defendants") that are related to the purchase of the Company's securities by class members during the class period. The Company's insurance carriers funded $30 million of the settlement. As a result, the Company recorded a 2007 net charge of approximately $55.4 million representing its share of the cost to settle the litigation and cover related expenses.

The Company will continue to assess the risks of the potential financial impact of these matters, and to the extent appropriate, it will reserve for those estimates of liabilities.

Airline Excise Tax Refund

The online travel industry received guidance in the fourth quarter of 2006 in the form of a ruling from the Internal Revenue Service that the fee earned by online intermediaries in connection with the facilitation of the purchase of airline tickets is not subject to Federal Excise Tax. Due to the prior lack of clear guidance related to the application of federal excise taxes to amounts earned by online travel intermediaries, the Company historically remitted such taxes on the amounts it earned for facilitating the purchase of airline tickets. The tax at issue was on the amounts earned by the Company and was not added to the ticket price paid by its customers. Accordingly, the Company sought refunds of the taxes it paid while the on-line travel industry pursued clarification on the issue. The Company recorded refunds received in the amount of $18.6 million in revenue, plus $3.3 million of interest income during the nine months ended September 30, 2007.

14.                               SUBSEQUENT EVENTS

On November 6, 2007, the Company, through a newly-formed, indirect wholly-owned subsidiary, entered into an Equity Purchase Agreement with the shareholders of Agoda Company, Ltd. (“Agoda”) and membership interest holders of AGIP LLC (“AGIP,” and together with Agoda, the “Agoda Companies”). Pursuant to the agreement, the Company acquired all of the outstanding shares and convertible debt of Agoda and all of the outstanding membership interests of AGIP. The purchase price for the acquisition consists of an initial purchase price payable by the Company in cash of $15.1 million, subject to a post-closing net working capital adjustment and a portion of which is being held in escrow to secure certain indemnification and other obligations of the sellers under the agreement, and up to an additional $141.6 million in cash, which is payable to certain of the sellers (the “Earnout Participants”) if the Agoda Companies achieve certain performance targets from January 1, 2008 through December 31, 2010 (the “Earnout Amount”). The Earnout Amount, if any, or any portion thereof, is payable in 2011, or a later date following the expiration of a period in which the Earnout Participants may give notice to the Company of a disagreement with respect to the Earnout Amount or if there is a dispute between the Earnout Participants and the Company as to the Earnout Amount. Under certain circumstances, if there are disruptions in the Asian travel market during 2010, then the date in which the Earnout Amount, if any, or any portion thereof, is payable to the Earnout Participants is extended to a date not earlier than April 2, 2012. There can be no assurance that the Agoda Companies will achieve the performance targets, and depending on whether and the extent to which such targets are achieved by the Agoda Companies, the Company may be obligated to pay all, a portion or none of the Earnout Amount to the Earnout Participants.

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

Overview

General. We are a leading online travel company that offers our customers a broad range of travel services, including airline tickets, hotel rooms, car rentals, vacation packages, cruises and destination services. In the United States, we offer our customers a unique choice: the ability to purchase travel services in a traditional, price-disclosed manner or the opportunity to use our unique Name Your Own Price® service, which allows our customers to make offers for travel services at discounted prices. Internationally, we offer our customers hotel room reservations in 60 countries and 16 languages.

We launched our business in the United States in 1998 under the priceline.com brand and have since expanded our operations to include the brands Lowestfare.com, Travelweb, Breezenet, Rentalcars.com and MyTravelGuide in the United States and Booking.com in Europe. Our goal is to be the top online discount travel agent in the United States, through our Name Your Own Price® and price-disclosed services, and the top online hotel distributor internationally, through Booking.com. At present, we derive substantially all of our revenues from the following sources:

•                  Transaction revenues from our Name Your Own Price® airline ticket, hotel room and rental car services, as well as our vacation packages service;

•                  Commissions earned from the sale of price-disclosed hotel rooms, rental cars, cruises and other travel services;

•                  Customer processing fees charged in connection with the sale of both Name Your Own Price® and price-disclosed airline tickets, hotel rooms and rental cars services. Priceline eliminated processing fees for its price-disclosed airline ticket service in June 2007;

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

Trends. The online sale of travel services has been one of the fastest growing sectors of the Internet since the late 1990s. While the online market for travel services continues to experience significant annualized growth, we believe that the domestic market share of third-party distributors, like priceline.com, has declined over the recent past and that the growth of the domestic online market for travel services has slowed. We believe the decline in market share is attributable, in part, to a concerted initiative by travel suppliers to direct customers to their own websites in an effort to reduce distribution expenses and establish more direct control over their pricing. In addition, airlines and hotel chains have generally experienced year-over-year increases in load factors (a common metric that measures airplane customer usage) and occupancy rates (a common metric that measures hotel customer usage), respectively, which leaves them with less excess inventory to provide third party intermediaries like priceline.com. Recent decreases in domestic airline capacity could further reduce the amount of airline inventory available to us. Notwithstanding these trends, we continue to believe that the market for online travel services is an attractive market with continued opportunity for growth, in particular, in certain international markets.

Because we believe that an opportunity for growth exists in certain international markets, and since prior to the fourth quarter of 2004 substantially all of our revenue was generated in the U.S., we have taken steps to expand the markets we serve. In September 2004, we acquired Booking.com Limited (formerly known as Active Hotels Ltd.), a U.K. based online hotel service. Booking.com Limited gives us a strong presence in the U.K.’s online hotel market. Furthermore, in July 2005, we acquired Amsterdam-based Booking.com B.V. (formerly known as Bookings B.V.), one of Europe’s leading Internet hotel reservation services, with offices primarily in Amsterdam, Barcelona, Berlin, Cape Town, Dubai, Loule, Munich, New York, Paris, Rome, Singapore, Stockholm, Vienna and Warsaw. All of our international operations, which as of September 30, 2007, were substantially comprised of Booking.com Limited and Booking.com B.V., are majority-owned by us. A minority interest in our international business as of September 30, 2007, is held by former shareholders of Booking.com B.V. and Booking.com Limited, including certain European-based managers responsible for that business. We work with a range of chain-owned and independently owned hotels across Europe and in major cities around the world to provide hotel reservations on various websites in multiple languages.

Our international business — the significant majority of which is currently generated in Europe — represented approximately 55.1% of our gross bookings in the first nine months of 2007, and was a substantial contributor to our consolidated operating income during that period. We expect that throughout the remainder of 2007 and beyond, our international business will represent a growing percentage of our total gross bookings and operating income. As our international operations have become more meaningful contributors to our results, we have seen, and expect to continue to see, changes in certain of our operating expenses and other financial metrics. For example, because our international operations utilize online affiliate and search marketing as the principal means of generating traffic to their websites, our online advertising expense has increased significantly since our acquisition of those companies, a trend we expect to continue throughout the remainder of 2007 and beyond. In addition, and as discussed in more detail below, since the acquisitions of Booking.com Limited and Booking.com B.V., we have seen the effects of seasonal fluctuation on our operating results change as a result of different revenue recognition policies that apply to our international hotel service (as well as our domestic retail hotel and rental car services) and the increased importance of international hotel bookings to our results of operations.

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

We believe that our success will depend in large part on our ability to maintain profitability, primarily from our leisure travel business, to continue to promote the priceline.com brand in the United States and the Booking.com brand in Europe and, over time, to offer other travel services and further expand into international markets. Factors beyond our control, such as the outbreak of an epidemic or pandemic disease; natural disasters such as hurricanes, tsunamis or earthquakes; terrorist attacks, hostilities in the Middle East or elsewhere; or the liquidation of major domestic airlines now in bankruptcy, the bankruptcy of an additional carrier or the withdrawal from our system of a major airline (or the consolidation of our major airline suppliers) or hotel supplier, could adversely affect our business and results of operations and impair our ability to effectively implement all or some of the initiatives described above. We intend to continue to invest in marketing and promotion, technology and personnel within parameters consistent with attempts to improve operating results. We also intend to broaden the scope of our business, and to that end, we explore strategic alternatives from time to time in the form of, among other things, mergers and acquisitions. In addition, we currently do not operate in geographic areas such as South America, and therefore may consider strategic alternatives in those areas. Our goal is to improve volume and sustain gross margins in an effort to maintain profitability. The uncertain environment described above makes the prediction of future results of operations difficult, and accordingly, we cannot provide assurance that we will sustain revenue growth and profitability.

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

In addition, during the third quarter 2007, FASB issued for comment a proposed FASB Staff Position No. APB 14-a, “Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-a”) that would significantly impact the accounting for convertible debt. The FSP would require cash settled convertible debt, such as our $570 million aggregate principal amount of convertible senior notes that are currently outstanding, to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component would be the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value would be recorded as a debt discount and amortized to interest expense over the life of the bond. Although FSP APB 14-a would have no impact on our actual past or future cash flows, it would require us to record a significant amount of non-cash interest expense as the debt discount is amortized. As a result, there would be a material adverse impact on our results of operations and earnings per share. In addition, if our convertible debt is redeemed or converted prior to maturity, any unamortized debt discount would result in a loss on extinguishment. FSP APB 14-a, if approved, will become effective January 1, 2008, and require retrospective application.

Recent Developments. On November 6, 2007, we entered into an Equity Purchase Agreement, through a newly-formed, indirect wholly-owned subsidiary, with the shareholders of Agoda Company, Ltd. (“Agoda”) and membership interest holders of AGIP LLC (“AGIP,” and together with Agoda, the “Agoda Companies”). Pursuant to the agreement, we acquired all of the outstanding shares and convertible debt of Agoda and all of the outstanding membership interests of AGIP. The purchase price for the acquisition consists of an initial purchase price payable by us in cash of $15.1 million, subject to a post-closing net working capital adjustment and a portion of which is being held in escrow to secure certain indemnification and other obligations of the sellers under the agreement, and up to an additional $141.6 million in cash, which is payable to certain of the sellers (the “Earnout Participants”) if the Agoda Companies achieve certain performance targets from January 1, 2008 through December 31, 2010 (the “Earnout Amount”). The Earnout Amount, if any, or any portion thereof, is payable in 2011, or a later date following the expiration of a period in which the Earnout Participants may give notice to us of a disagreement with respect to the Earnout Amount or if there is a dispute between the Earnout Participants and us as to the Earnout Amount. Under certain circumstances, if there are disruptions in the Asian travel market during 2010, then the date in which the Earnout Amount, if any, or any portion thereof, is payable to the Earnout Participants is extended to a date not earlier than April 2, 2012. There can be no assurance that the Agoda Companies will achieve the performance targets, and depending on whether and the extent to which such targets are achieved by the Agoda Companies, we may be obligated to pay all, a portion or none of the Earnout Amount to the Earnout Participants.

Results of Operations

Three and Nine Months Ended September 30, 2007 compared to the Three and Nine Months Ended September 30, 2006

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

The number of airline tickets, hotel room nights and rental car days sold through our websites and the related gross bookings were as follows:

	Gross Bookings	Airline Tickets	Hotel Room Nights	Rental Car Days

Three Months ended September 30, 2007	$1.4 billion	819,000	8.0 million	2.3 million

Three Months ended September 30, 2006	$0.9 billion	666,000	5.2 million	2.0 million

Nine Months ended September 30, 2007	$3.6 billion	2.1 million	21.2 million	6.6 million

Nine Months ended September 30, 2006	$2.6 billion	2.2 million	14.4 million	5.7 million

Gross bookings increased by 54.0% and 40.6% for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006. The increase was driven primarily by an increase of 73.7% and 58.1% in “agency” bookings for the three and nine months ended September 30, 2007, respectively, which was primarily attributable to growth in our international operations, which was partially offset by a decrease in domestic agency room-nights. In addition, an approximately 5% increase in international hotel room night unit prices in the three months ended September 30, 2007 compared to the same period in 2006, contributed to the growth in bookings for our international operations. Currency exchange rate fluctuations contributed approximately $58 million and $148 million, respectively, of the increase in gross bookings for the three and nine months ended September 30, 2007, compared to the same periods in 2006. Merchant gross bookings increased by 15.0% and 7.3% for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006. The increase was primarily due to an increase in merchant gross bookings relating to our Name Your Own Price® hotel and rental car services, partially offset by a decrease in the sale of Name Your Own Price® airline tickets.

Airline tickets sold increased by 23.0% for the three months ended September 30, 2007, over the same period in 2006, due to an increase in the sale of retail airline tickets, partially offset by a decrease in the sale of Name Your Own Price® airline tickets. Airline tickets sold decreased by 3.1% for the nine months ended September 30, 2007, over the same period in 2006, primarily due to a decrease in the sale of Name Your Own Price® airline tickets, partially offset by an increase in the sale of retail airline tickets.

Hotel room nights sold increased by 52.0% and 47.1% for the three and nine months ended September 30, 2007, respectively, over the same periods in 2006, primarily due to growth in our hotel room nights sold through our international operations and our Name Your Own Price® hotel service.

Rental car days sold increased by 14.4% for the three months ended September 30, 2007, over the same period in 2006, due to an increase in sales of Name Your Own Price® rental car days, partially offset by a decrease in the sale of retail rental car days. Rental car days sold increased by 16.8% for the nine months ended September 30, 2007, over the same period in 2006, due to increases in sales of Name Your Own Price® and retail rental car days.

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

•                  Agency revenues are derived from travel related transactions where we are not the merchant of record and where the prices of our services are determined by third parties. Agency revenues include travel commissions, customer processing fees and GDS reservation booking fees related to certain of the aforementioned transactions and are reported at the net amounts received, without any associated cost of revenue. Priceline eliminated processing fees for its price-disclosed airline ticket service in June 2007.

•                  Other revenues are derived primarily from advertising on our websites.

We continue to experience a shift in the mix of our travel business from a business historically focused exclusively on the sale of domestic point-of-sale travel services to a business that includes the sale of international point-of-sale hotel services, a significant majority of which are currently generated in Europe. Because our domestic services include merchant Name Your Own Price® travel services, which are reported on a “gross” basis, while both our domestic and international retail travel services are primarily recorded on a “net” basis, revenue increases and decreases are impacted by changes in the mix of the sale of merchant and retail travel services and, consequently, gross profit has become an increasingly important measure of evaluating growth in our business. Our international operations contributed approximately $131.8 million and $270.1 million to our revenues for the three and nine months ended September 30, 2007, respectively, which compares to $65.0 million and $134.5 million for the same periods in 2006, respectively. Approximately $2.8 million and $3.7 million, respectively, of this increase is due to fluctuations in currency exchange rates.

	Three Months Ended September 30,			Nine Months Ended Sepetmber 30,
	($ 000)%			($ 000)%
	2007	2006	Change	2007	2006	Change
Merchant Revenues	$275,211	$238,558	15.4%	$776,131	$699,520	11.0%

Agency Revenues	139,623	73,326	90.4%	292,478	159,599	83.3%

Other Revenues	2,453	1,583	55.0%	5,947	3,913	52.0%

Total Revenues	$417,287	$313,467	33.1%	$1,074,556	$863,032	24.5%

Merchant Revenues

Merchant revenues for the three and nine months ended September 30, 2007 increased by 15.4% and 11.0%, respectively, compared to the same periods in 2006, primarily due to an increase in the revenue related to the sale of Name Your Own Price® hotel room nights and rental car days, partially offset by a decline in the sale of Name Your Own Price® airline tickets. In addition, as more fully discussed in Note 13 to our Unaudited Consolidated Financial Statements, we recorded in merchant revenues excise tax refunds of $0.4 million and $18.6 million in the three and nine months ended September 30, 2007, respectively.

Agency Revenues

Agency revenues for the three and nine months ended September 30, 2007 increased 90.4% and 83.3%, respectively, compared to the same periods in 2006, primarily as a result of growth in our international operations which contributed $130.8 million and $64.1 million of agency revenue for the three months ended September 30, 2007 and 2006, respectively, and $267.3 million and $131.7 million of agency revenue for the nine months ended September 30, 2007 and 2006, respectively. These increases were partially offset by declines in agency revenue related to the sale of price-disclosed airline tickets, for which priceline eliminated the processing fee in June 2007.

Other Revenues

Other revenues during the three and nine months ended September 30, 2007 consisted primarily of advertising revenues and fees for referring customers to pricelinemortgage.com for home financing services. Other revenues for the three and nine months ended September 30, 2007 increased 55.0% and 52.0%, respectively, compared to the same periods in 2006, primarily due to higher online advertising revenue as a result of new advertising partner relationships in 2007.

Cost of Revenues and Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
	($ 000)%			($ 000)%
	2007	2006	Change	2007	2006	Change
Cost of Merchant Revenues	$214,956	$189,920	13.2%	$595,297	$561,450	6.0%
% of Merchant Revenues	78.1%	79.6%		76.7%	80.3%
Cost of Agency Revenues	—	—	—	—	—	—
% of Agency Revenues	0.0%	0.0%		0.0%	0.0%
Cost of Other Revenues	—	—	—	—	—	—
% of Other Revenues	0.0%	0.0%		0.0%	0.0%	—
Total Cost of Revenues	$214,956	$189,920	13.2%	$595,297	$561,450	6.0%
% of Revenues	51.5%	60.6%		55.4%	65.1%

Cost of Revenues

During the three and nine months ended September 30, 2007, cost of revenues entirely reflect Name Your Own Price® transactions, whose revenues are recorded “gross” with a corresponding cost of revenue while retail transactions are recorded “net” with no corresponding cost of revenues.

Cost of Merchant Revenues

For the three and nine months ended September 30, 2007, cost of merchant revenues consisted primarily of: (1) the cost of opaque hotel rooms from our suppliers, net of applicable taxes, (2) the cost of opaque rental cars from our suppliers, net of applicable taxes; and (3) the cost of opaque airline tickets from our suppliers, segment fees and passenger facility charges imposed in connection with the sale of airline tickets. Cost of merchant revenue for the three and nine months ended September 30, 2007 increased 13.2% and 6.0%, respectively, due primarily to an increase in the sale of Name Your Own Price® hotel room nights, partially offset by a decrease in the sale of Name Your Own Price® airline tickets. Merchant price-disclosed hotel revenues are recorded at their net amounts, which are amounts received less amounts paid to suppliers and therefore, there are no associated costs of merchant price-disclosed hotel revenues.

Cost of Agency Revenues

Agency revenues are recorded at their net amount, which are amounts received less amounts paid to suppliers, if any, and therefore, there are no costs of agency revenues.

Cost of Other Revenues

For the three and nine months ended September 30, 2007 and 2006, there were no costs of other revenues.

Gross Profit

Total gross profit for the three and nine months ended September 30, 2007 increased by 63.8% and 58.9%, compared to the same periods in 2006, respectively, due to increased revenue from (1) our international operations, (2) increased sales of Name Your Own Price® hotel room nights and (3) increased sales of Name Your Own Price® rental car days. Total gross margin (gross profit expressed as a percentage of total revenue) increased during the three and nine months ended September 30, 2007, compared to the same periods in 2006, because Name Your Own Price® transactions, whose revenues are recorded “gross” with a corresponding cost of revenue, represented a smaller percentage of transactions compared to retail, price-disclosed transactions which are primarily recorded “net” with no corresponding cost of revenues. Gross profit and gross margin was also positively impacted by the $0.4 million and $18.6 million excise tax refund recorded in merchant revenue in the three and nine month periods ended September 30, 2007, respectively (see Note 13 to our Unaudited Consolidated Financial Statements). Because Name Your Own Price® transactions are reported “gross” and retail transactions are primarily recorded on a “net” basis, we believe that gross profit has become an increasingly important measure of evaluating growth in our business. Gross profit for our international operations was $130.9 million and $64.2 million for the three months ended September 30, 2007 and 2006, respectively, and $267.7 million and $132.2 million for the nine months ended September 30, 2007 and 2006, respectively.

	Three Months Ended September 30,			Nine Months Ended September 30,
	($ 000)		%	($ 000)		%
	2007	2006	Change	2007	2006	Change
Merchant Gross Profit	$60,255	$48,638	23.9%	$180,834	$138,070	31.0%
Merchant Gross Margin	21.9%	20.4%		23.3%	19.7%
Agency Gross Profit	139,623	73,326	90.4%	292,478	159,599	83.3%
Agency Gross Margin	100.0%	100.0%		100.0%	100.0%
Other Gross Profit	2,453	1,583	55.0%	5,947	3,913	52.0%
Other Gross Margin	100.0%	100.0%		100.0%	100.0%
Total Gross Profit	$202,331	$123,547	63.8%	$479,259	$301,582	58.9%
Total Gross Margin	48.5%	39.4%		44.6%	34.9%

Merchant Gross Profit

Merchant gross profit consists of merchant revenues less the cost of merchant revenues.

For the three and nine months ended September 30, 2007, merchant gross profit increased from the same periods in 2006, primarily due to an increase in gross profit related to the sale of Name Your Own Price® and merchant price-disclosed hotel room nights and Name Your Own Price® rental car days. The contribution to merchant gross profit from Name Your Own Price® airline ticket sales during the three and nine months ended September 30, 2007 was negatively impacted by a decrease in net GDS fees per ticket as compared to the same periods in 2006. In addition, merchant gross profit for the three and nine months ended September 30, 2007, was positively affected by the excise tax refund of $0.4 million and $18.6 million, respectively, included in merchant revenue (see Note 13 to our Unaudited Consolidated Financial Statements).

Agency Gross Profit

Agency gross profit consists of agency revenues, which are recorded net of agency costs, if any. For the three and nine months ended September 30, 2007, agency gross profit increased over the same periods in 2006, primarily as a result of growth in our international operations. These increases were partially offset by declines in agency revenue related to the sale of price-disclosed airline tickets, for which priceline eliminated the processing fee in June 2007. Agency gross profit grew more rapidly than merchant gross profit, which has a higher gross margin as a percentage of gross bookings, a trend which is expected to continue.

Other Gross Profit

During the three and nine months ended September 30, 2007, other gross profit increased from the same periods in 2006 primarily due to increased online advertising revenues as a result of new advertising partner relationships in 2007.

Operating Expenses

Advertising

	Three Months Ended September 30,			Nine Months Ended September 30,
	($ 000)		%	($ 000)		%
	2007	2006	Change	2007	2006	Change
Offline Advertising	$8,413	$6,665	26.2%	$29,028	$24,962	16.3%
% of Total Gross Profit	4.2%	5.4%		6.1%	8.3%
Online Advertising	53,844	34,560	55.8%	129,241	86,914	48.7%
% of Total Gross Profit	26.6%	28.0%		27.0%	28.8%

Offline advertising expenses consist primarily of: (1) the expenses associated with domestic television and print advertising; and (2) agency fees, the cost for creative talent and production costs for television and print advertising. For the three and nine months ended September 30, 2007, offline advertising expenses were higher than in the same periods in 2006, primarily as a result of increased television and print advertising. Online advertising expenses primarily consist of the costs of (1) search engine keyword purchases; (2) affiliate programs; (3) banner and other advertisements; and (4) e-mail campaigns. For the three and nine months ended September 30, 2007, online advertising expenses increased over the same periods in 2006, primarily due to an increase in online advertising expenses to support the growth of our international operations, which rely primarily on online advertising to drive their businesses, partially offset by the elimination of advertising fees paid under our agreement with Orbitz, which expired on December 31, 2006, and the impact of higher efficiency requirements on other online spend.

Sales and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
	($ 000)%			($ 000)%
	2007	2006	Change	2007	2006	Change
Sales and Marketing	$13,093	$11,204	16.9%	$36,027	$31,494	14.4%
% of Total Gross Profit	6.5%	9.1%		7.5%	10.4%

Sales and marketing expenses consist primarily of (1) credit card processing fees associated with merchant transactions; (2) fees paid to third-party service providers that operate our call centers; and (3) provisions for credit card chargebacks. For the three and nine months ended September 30, 2007, sales and marketing expenses, which are substantially variable in nature, increased compared to the same periods in 2006, primarily due to increased gross booking volumes.

Personnel

	Three Months Ended September 30,			Nine Months Ended September 30,
	($ 000)%			($ 000)%
	2007	2006	Change	2007	2006	Change
Personnel	$27,182	$21,658	25.5%	$72,108	$56,869	26.8%
% of Total Gross Profit	13.4%	17.5%		15.0%	18.9%

Personnel expenses consist of compensation to our personnel, including salaries, bonuses, taxes, employee health benefits and stock-based compensation. For the three and nine months ended September 30, 2007, personnel expenses increased over the same periods in 2006, primarily due to increased personnel expenses associated with head count growth of our international operations and increased employee performance bonus expense. Stock-based compensation expense was approximately $4.1 million and $3.5 million for the three months ended September 30, 2007 and 2006, respectively, and approximately $10.8 million and $10.3 million for the nine months ended September 30, 2007 and 2006, respectively.

General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	($ 000)%			($ 000)%
	2007	2006	Change	2007	2006	Change
General and Administrative	$9,241	$6,643	39.1%	$82,893	$19,638	322.1%
% of Total Gross Profit	4.6%	5.4%		17.3%	6.5%

General and administrative expenses consist primarily of: (1) fees for outside professionals, including litigation expenses; (2) occupancy expenses; and (3) personnel related expenses. General and administrative expenses increased during the three and nine months ended September 30, 2007, over the same periods in 2006, due to (1) a $0.1 million and $55.4 million expense, respectively, related to our net cost of a litigation settlement, including related legal fees (see Note 13 to our Unaudited Consolidated Financial Statements), (2) a $1.7 million one-time receipt of certain franchise tax credits in the third quarter 2006, (3) additional fees for outside professionals and expenses related to pending litigation, and (4) increased general and administrative expenses, particularly occupancy and personnel related expenses, associated with the growth of our international operations.

Information Technology

	Three Months Ended September 30,			Nine Months Ended September 30,
	($ 000)%			($ 000)
	2007	2006	Change	2007	2006	% Change
Information Technology	$3,343	$2,551	31.0%	$9,406	$7,190	30.8%
% of Total Gross Profit	1.7%	2.1%		2.0%	2.4%

Information technology expenses consist primarily of: (1) system maintenance and software license fees; (2) data communications and other expenses associated with operating our Internet sites; and (3) payments to outside consultants. For the three and nine months ended September 30, 2007, the increase in information technology expenses was primarily associated with the growth of our international operations.

Depreciation and Amortization

	Three Months Ended September 30,			Nine Months Ended September 30,
	($ 000)%			($ 000)%
	2007	2006	Change	2007	2006	Change
Depreciation and Amortization	$9,131	$8,664	5.4%	$26,633	$24,970	6.7%
% of Total Gross Profit	4.5%	7.0%		5.6%	8.3%

Depreciation and amortization expenses consist of:  (1) amortization of intangible assets with determinable lives; (2) amortization of internally developed and purchased software, (3) depreciation of computer equipment; and (4) depreciation of leasehold improvements, office equipment and furniture and fixtures. For the three and nine months ended September 30, 2007, depreciation and amortization expense increased from the same periods in 2006, primarily as a result of increased depreciation and amortization related to investment in our international operations.

Restructuring Charge

	Three Months Ended September 30,			Nine Months Ended September 30,
	($ 000)%			($ 000)%
	2007	2006	Change	2007	2006	Change
Restructuring Charge, net	$—	$—	0.0%	$—	$135	(100.0)%
% of Total Gross Profit	0.0%	0.0%		0.0%	0.1%

In the nine months ended September 30, 2006, we recorded a restructuring charge of approximately $135,000 related to vacated leased property.

Interest

	Three Months Ended September 30,			Nine Months Ended September 30,
	($ 000)%			($ 000)%
	2007	2006	Change	2007	2006	Change
Interest Income	$6,063	$2,626	130.9%	$20,377	$6,322	222.3%
Interest Expense	(2,607)	(1,550)	68.2%	(7,560)	(4,603)	64.2%
Total	$3,456	$1,076	221.2%	$12,817	$1,719	645.6%

For the three and nine months ended September 30, 2007, interest income on cash and marketable securities increased over the same periods in 2006, primarily due to higher prevailing interest rates and significantly higher cash balances for these periods, as well as accrued interest on our excise tax refund in the nine months ended September 30, 2007. Interest expense increased for the three and nine months ended September 30, 2007 over the same periods in 2006, due primarily to an increase in debt balances in 2007, as well as an increase in prevailing interest rates on the variable portion of the interest rate swap agreement related to our 1% Convertible Senior Notes.

Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	($ 000)%			($ 000)%
	2007	2006	Change	2007	2006	Change
Income Tax Benefit	$26,657	$18,113	47.2%	$23,287	$13,277	75.4%

Income tax benefit includes U.S. and international income taxes, determined using an estimate of our annual effective tax rate. Income tax benefit for the three and nine months ended September 30, 2007 and 2006 includes credits of $47.9 million and $28.1 million, respectively, resulting from a reversal of a portion of the valuation allowance on our deferred tax assets. In addition, our recorded income tax provision differs from the expected tax expense at the U.S. statutory tax rate of 35% principally due to state income taxes, partially offset by lower foreign tax rates and the foreign tax rates and the foreign tax expense of interest expense on intercompany debt. Due to our significant net operating loss carryforwards, we do not expect to pay significant cash taxes on our U.S. federal taxable income tax for the foreseeable future. We expect to make cash payments for U.S. alternative minimum tax and for certain international taxes.

Equity in Loss of Investees and Minority Interests

	Three Months Ended September 30,			Nine Months Ended September 30,
	($ 000)%			($ 000)%
	2007	2006	Change	2007	2006	Change
Equity in Loss of Investees and Minority Interests	$2,516	$2,328	8.1%	$3,945	$3,015	30.8%

Equity in income of investees and minority interests for the three and nine months ended September 30, 2007 and 2006, represented (1) minority interests associated with the ownership of priceline.com International that is held by former shareholders of Booking.com B.V. and Booking.com Limited, including certain European-based managers of that business; and (2) equity in income (loss) of investees, principally comprised of our pro rata share of pricelinemortgage.com’s net results. The change in equity in income of investees and minority interests for the three and nine months ended September 30, 2007 compared to the same periods in 2006 was primarily due to an increase in the minority interest in the earnings of priceline.com International.

Liquidity and Capital Resources

As of September 30, 2007, we had $496.6 million in cash and cash equivalents and short-term investments. We generally invest excess cash to make such funds readily available for operating purposes. Cash equivalents are primarily comprised of highly liquid, high quality, investment grade debt instruments.

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

Net cash provided by operating activities for the nine months ended September 30, 2007 was $89.3 million, resulting from net income of $124.2 million, partially offset by non-cash items not affecting cash flows of $4.1 million and $30.8 million of changes in working capital. Net income includes $55.4 million paid to settle litigation and $21.9 million received in excise tax refunds (see Note 13 to our Unaudited Consolidated Financial Statements for further information regarding the litigation settlement and excise tax refund). The changes in working capital for the nine months ended September 30, 2007, were primarily related to a $53.6 million increase in accounts receivable, partially offset by a $26.5 million increase in accounts payable, accrued expenses and other current liabilities. The increase in accounts receivable is primarily due to significant revenue growth for our international operations. The increases in accounts receivable and accounts payable are also seasonal in nature. Our bookings and revenues are generally higher in the third quarter of the year than in the fourth quarter of the year which results in higher accounts receivable and accounts payable at September 30 compared to December 31. We do not believe there has been any significant change in credit risk regarding our accounts receivable. Non-cash items were primarily associated with deferred income tax benefit, stock-based compensation expense, depreciation and amortization, primarily related to intangible assets acquired in our acquisitions of Travelweb, Booking.com Limited and Booking.com B.V. The deferred income tax benefit resulted primarily from the $47.9 million non-cash reversal of a portion of our deferred income tax valuation allowance. Net cash provided by operating activities for the nine months ended September 30, 2006 was $80.3 million, resulting from net income of $61.2 million, non-cash items not affecting cash flows of $17.3 million and $1.8 million of changes in working capital. The changes in working capital for the nine months ended September 30, 2006, were primarily related to a $28.5 million increase in accounts receivable, offset by a $31.8 million increase in accounts payable, accrued expenses and other current liabilities. The increases in accounts payable and accounts receivable were primarily seasonal in nature. Non-cash items were primarily associated with the deferred income tax benefit, depreciation and amortization, primarily related to intangible assets acquired in our acquisitions of Travelweb, Booking.com Limited and Booking.com B.V. The deferred income tax benefit resulted primarily from the $28.1 million non-cash reversal of a portion of our deferred income tax valuation allowance.

Net cash used in investing activities was $94.3 million for the nine months ended September 30, 2007. Investing activities were affected by $83.1 million of net purchases of investments for the nine months ended September 30, 2007. Net cash provided by investing activities was $32.0 million for the nine months ended September 30, 2006 and was affected by $40.2 million of net redemptions of investments. Cash invested in purchases of property and equipment was $11.0 million and $9.6 million in the nine months ended September 30, 2007 and 2006, respectively.

Net cash used in financing activities was approximately $0.9 million for the nine months ended September 30, 2007. The cash used in financing activities during the nine months ended September 30, 2007 was primarily related to $2.2 million of treasury stock purchases and the purchase of $15.0 million of stock in priceline.com International held by minority interest shareholders, partially offset by $16.2 million of proceeds from the exercise of employee stock options. Net cash provided by financing activities was approximately $113.8 million for the nine months ended September 30, 2006. The cash provided by financing activities during the nine months ended September 30, 2006 was primarily related to the issuance of $300 million of convertible notes and $9.6 million of proceeds from the exercise of employee stock options, offset by $135.6 million of treasury stock purchases, $7.9 million of debt issuance costs, $32.5 million for the purchase of the note hedge and the purchase of $19.8 million of stock in priceline.com International held by minority interest shareholders.

As more fully discussed in Note 12 to the Unaudited Consolidated Financial Statements, after giving effect to the October 2007 repurchase of priceline.com International share for $61.0 million, the total minority interest in priceline.com International on a fully diluted basis was approximately 3.3%. The aggregate fair value of the minority interest in priceline.com International subject to puts and calls in 2008 is estimated to be approximately $97.1 million at September 30, 2007, including unvested restricted stock and restricted stock units. We expect the future fair value of the minority interest to grow based upon expected continued strong performance of the international business.

Based upon the closing price of our common stock for the prescribed measurement periods during the three months ended September 30, 2007, the contingent conversion thresholds on each of our convertible senior note issues were exceeded. As a result, the notes (aggregate principal amount $570 million) are convertible at the option of the holder as of September 30, 2007 and, accordingly, have been classified as a current liability in the Unaudited Consolidated Balance Sheet as of that date. While many factors contribute to the likelihood that the holders of the notes will elect to convert all or a portion of the notes, as the price of our common stock increases, the likelihood of conversion also increases. If holders elect to convert, we would be required to settle the principal amount of the notes in cash and the conversion premium in cash or shares of common stock. We would likely fund the repayment with existing cash and cash equivalents, short-term investments (totaling approximately $496.6 million at September 30, 2007), borrowings under our revolving credit facility, common stock issuances and/or additional borrowings.

In September 2007, we entered into a $175 million five-year revolving credit facility with a group of lenders, which is secured, subject to certain exceptions, by a first-priority security interest on substantially all of our assets and related intangible assets located in the United States. In addition, our obligations under the revolving credit facility are guaranteed by substantially all of the assets and related intangible assets of our material direct and indirect domestic and foreign subsidiaries. Borrowings under the revolving credit facility will bear interest, at our option, at a rate per annum equal to the greater of (a) JPMorgan Chase Bank, National Association’s prime lending rate and (b) the federal funds rate plus ½ of 1%, plus an applicable margin ranging from 0.25% to 0.75%; or at an adjusted LIBOR for the interest period in effect for such borrowing plus an applicable margin ranging from 1.25% to 1.75%. Undrawn balances available under the revolving credit facility are subject to commitment fees at the applicable rate ranging from 0.25% to 0.375%.

The revolving credit facility provides for the issuance of up to $50.0 million of letters of credit as well as borrowings on same-day notice, referred to as swingline loans, which are available in U.S. dollars, Euros, Pounds Sterling and any other foreign currency agreed to by the lenders. We may request that an additional $100.0 million be added to the revolving credit facility or to enter into one or more tranches of term loans. The proceeds of loans made under the facility will be used for working capital and general corporate purposes. As of September 30, 2007 there were no amounts outstanding under the facility.

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

Off-Balance Sheet Arrangements.

As of September 30, 2007, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Throughout 2007 and 2006, our international operations experienced significant growth in their gross bookings. This growth rate has contributed significantly to our growth in revenue, gross profit and earnings per share. We believe that this growth rate has also been a significant driver in the increase in our stock price over the last year. We expect our international operations to experience a significant decline in their growth rate in future years because of the sheer size of their business. Other factors could also cause slowing growth rates in the international business, including travel market conditions, changes in hotel inventory pricing or availability and the competitiveness of the market. A decline in our international operations’ growth rate could have a negative impact on our future revenue and earnings per share growth rates and, as a consequence, our stock price.

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

The strategy of our international operations involves rapid expansion into countries in Europe, Asia and elsewhere, many of which have different customs, different levels of customer acceptance of the Internet and different legislation, regulatory environments and tax schemes. Compliance with foreign legal, regulatory or tax requirements will place demands on our time and resources, and we may nonetheless experience unforeseen and potentially adverse legal, regulatory or tax consequences. If our international operations are unsuccessful in rapidly expanding into other international countries, our business, results of operations and financial condition would be adversely affected.

Our international operations currently distribute hotel rooms primarily through a retail model whereby we earn a commission from the hotel property when the customer checks out of the hotel property. This requires our international operations to pursue collection of commissions relating to hotel room reservations from the hotel properties after the customer has completed his or her stay. We do not have extensive experience in collecting commissions from hotel properties and failure to sustain an adequate collection rate could negatively impact the business of our international operations.

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

During the three months ended September 30, 2007, sales of airline tickets from our five largest and two largest airline suppliers accounted for approximately 84.3% and 40.1% of total airline tickets sold, respectively, and Name Your Own Price® hotel room nights from our five largest hotel suppliers accounted for approximately 34.4% of total Name Your Own Price® hotel room nights sold. As a result, we are currently substantially dependent upon the continued participation of these suppliers in our system in order to maintain and continue to grow our total gross profit.

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

With respect to our airline suppliers, the airline industry has experienced a shift in market share from full-service carriers to low-cost carriers that focus primarily on discount fares to leisure destinations and we expect this trend to continue. Some low-cost carriers, such as Southwest and JetBlue, have not historically distributed their tickets through us or other third-party intermediaries. In addition, certain airlines have significantly limited or eliminated sales of airline tickets through opaque channels, preferring to consistently show the lowest available price on their own website. Certain airlines have also reduced their domestic capacity, which could reduce the amount of airline inventory available to us. If one or more participating airlines were to further limit or eliminate discounting through opaque channels and/or further reduce capacity, it could have a material adverse effect on our business, results of operations and financial condition.

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

With respect to our hotel suppliers, increased demand for hotel rooms may reduce the amount of inventory they sell through our service or increase the negotiated rates at which they are willing to provide inventory. If hotel occupancy rates improve to the point that our hotel suppliers no longer place the same value on our distribution systems, such suppliers may reduce the amount of inventory they make available through priceline.com and/or our international operations. Similarly, while not dependent on certain hotel chains, the growth rates of our international operations are dependent upon increasing levels of well-priced, demand-based supply from their portfolio of hotel partners.

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

With respect to our rental car suppliers, increased utilization (a common metric that measures rental car customer usage) may reduce the amount of inventory they sell through our service or increase the negotiated rates at which they are willing to provide inventory. Like airline and hotel suppliers, rental car companies are focusing on distributing inventory through their own sites, which reduces the amount of inventory available to us. Furthermore, if one of our major rental car suppliers merges or consolidates with, or is acquired by, another company that either does not participate in the priceline.com system or that participates on substantially lower levels, the surviving company may elect not to participate in our system or to participate at lower levels than the previous supplier. Finally, because rental car days are typically less expensive than airline tickets or hotel room nights, a reduction in retail rental car rates has a disproportionately adverse effect on sales of Name Your Own Price® rental car days since customers may be less likely to accept the trade-offs associated with that service.

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

We may be unable to generate sufficient cash to meet future debt, purchase of minority interest and earnout obligations.

As of September 30, 2007, we have $570 million of convertible senior notes outstanding. Based upon the closing price of our common stock for the prescribed measurement periods during the three months ended September 30, 2007, the contingent conversion thresholds for each of the notes were exceeded. As a result, the notes are convertible at the option of the holder as of September 30, 2007, and, accordingly, have been classified as a current liability in the Unaudited Consolidated Balance Sheet as of that date. While many factors contribute to the likelihood that the holders of the notes will elect to convert all or a portion of the notes, as the price of our common stock increases, the likelihood of conversion also increases. If holders elect to convert, we would be required to settle the principal amount of the notes in cash and the conversion premium in cash or shares of common stock.

In connection with our acquisitions of Booking.com B.V. in July 2005 and Booking.com Limited in September 2004 and the reorganization of our international operations, key managers of Booking.com B.V. and Booking.com Limited purchased shares of priceline.com International. The holders of the minority interest in priceline.com International have the right to put their shares to us in 2008 at a purchase price reflecting the fair market value of the shares at the time of the exercise of the put right (see Note 12 to our Unaudited Consolidated Financial Statements). The aggregate fair value of the minority interest in priceline.com International subject to put rights is estimated to be approximately $97.1 million at September 30, 2007, including unvested restricted stock and restricted stock units.

Pursuant to the purchase agreement relating to our acquisition of Agoda, we may be required to pay, in 2011, certain shareholders of Agoda an earnout of up to $141.6 million in cash if Agoda achieves certain performance targets from January 1, 2008 through December 31, 2010.

We would likely fund these obligations with existing cash and cash equivalents, short-term investments, borrowings under our revolving credit facility, common stock issuances and/or additional borrowings. It is possible that we may not have sufficient funds or may be unable to arrange for additional financing which would cause us to be in default under our indentures or revolving credit facility and/or in breach of purchase agreement obligations relating to the priceline.com International Agoda Companies, and our business, results of operations and financial condition would be adversely affected.

The repayment of our $570 million Convertible Senior Notes could result in a substantial increase in our net interest expense.

We incur interest expense with respect to our convertible senior notes at annual percentage rates that range between 0.50% and 2.25%. Because we currently maintain and have maintained significant cash and cash equivalents and short term investment balances on our balance sheet (approximately $496.6 million as of September 30, 2007) and because the interest rates that we earn on those balances are significantly in excess of the interest rates that we pay on our convertible senior notes, we are generating significant interest income net of our interest expense. If we were to use our cash balances to repay our convertible senior notes, or if we are unable to refinance our convertible senior notes with new indebtedness bearing interest at rates similar to our convertible senior notes, then our earnings could be significantly negatively impacted by a decrease in net interest income and a corresponding increase in net interest expense. While many factors contribute to the likelihood that the holders of the notes will elect to convert all or a portion of the notes, as the price of our common stock increases, the likelihood of conversion also increases.

Our outstanding convertible senior notes could result in substantial shareholder dilution.

Our convertible senior notes are convertible into shares of our common stock if certain specified conditions are met. Upon conversion, the holder will receive cash for the principal amount of the note and cash or shares of our common stock or a combination of cash and shares of our common stock for the conversion value in excess of such principal amount. If our stock trades above the conversion prices of the outstanding convertible notes, our diluted share count will increase by the net number of shares that would become issuable to the holders of our outstanding convertible notes and, as a consequence, have a dilutive impact on net income per share. As an example, at stock prices of $40 per share, $60 per share, $80 per share and $100 per share, our diluted share count would include approximately 0.1 million, 4.8 million, 7.2 million and 8.6 million equivalent shares, respectively, related to the conversion premium on our convertible debt (excluding the offsetting impact of the Conversion Spread Hedges described in Note 8 to the Unaudited Consolidated Financial Statements). The Conversion Spread Hedges increase the effective conversion price of the 2011 Notes and the 2013 Notes from $40.38 to $50.47 per share, and reduce the dilution upon conversion of the 2011 Notes and the 2013 Notes. Since the impact of the Conversion Spread Hedges is anti-dilutive it is excluded from the calculation of net income per share under GAAP until they are exercised upon maturity.

The Financial Accounting Standards Board (“FASB”) issued for comment a Staff Position that would significantly impact the accounting for our convertible debt.

In the third quarter 2007, FASB issued for comment a proposed FASB Staff Position No. APB 14-a, “Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-a”) that would significantly impact the accounting for convertible debt. The FSP would require cash settled convertible debt, such as our $570 million aggregate principal amount of convertible senior notes that are currently outstanding, to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component would be the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value would be recorded as a debt discount and amortized to interest expense over the life of the bond. Although FSP APB 14-a would have no impact on our actual past or future cash flows, it would require us to record a significant amount of non-cash interest expense as the debt discount is amortized. As a result, there would be a material adverse impact on our results of operations and earnings per share. In addition, if our convertible debt is redeemed or converted prior to maturity, any unamortized debt discount would result in a loss on extinguishment. FSP APB 14-a, if approved, will become effective January 1, 2008, and require retrospective application.

We rely on the performance of highly skilled personnel and, if we are unable to retain or motivate key personnel or hire, retain and motivate qualified personnel, our business would be harmed.

Our performance is largely dependent on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization. In particular, the contributions of certain key senior management in the U.S. and Europe are critical to the overall management of the company. In addition, because the value of company equity grants and, in the case of our European senior management, their minority ownership interest, which is subject to repurchase next year, has increased substantially as our share price has increased, it may become more difficult to retain senior managers over time as they realize the value of these equity interests. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees, the loss of whom could harm our business.

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

As part of our business strategy, in September 2004, we acquired Booking.com Limited (formerly known as Active Hotels Ltd.), in July 2005, Booking.com B.V. (formerly known as Bookings.com B.V.) and, in November 2007, Agoda Company Ltd. and AGIP LLC. We may enter into additional business combinations and acquisitions in the future. Acquisitions may result in dilutive issuances of equity securities, use of our cash resources, incurrence of debt and amortization of expenses related to intangible assets acquired. In addition, the process of integrating an acquired company, business or technology may create unforeseen operating difficulties and expenditures. The acquisitions of Booking.com B.V., Booking.com Limited, Agoda Company Ltd. and AGIP LLC were accompanied by a number of risks, including, without limitation:

•                  the need to implement or remediate controls, procedures and policies appropriate for a larger public company at companies that prior to the acquisitions may have lacked such controls, procedures and policies;

•                  the difficulty of assimilating the operations and personnel of Booking.com Limited, which are principally located in Cambridge, England, Booking.com B.V., which are principally located in Amsterdam, The Netherlands, and Agoda Company Ltd. and AGIP LLC, which are principally located in Bangkok, Thailand, with and into our operations, which are headquartered in Norwalk, Connecticut;

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

•                  the impairment of relationships with customers of Booking.com B.V., Booking.com Limited, Agoda Company Ltd. and AGIP LLC or our own customers as a result of any integration of operations;

•                  the impairment of relationships with employees of Booking.com B.V., Booking.com Limited, Agoda Company Ltd. and AGIP LLC or our own business as a result of any integration of new management personnel;

•                  the potential unknown liabilities associated with Booking.com B.V., Booking.com Limited, Agoda Company Ltd. and AGIP LLC.

We may experience similar risks in connection with any future acquisitions. We may not be successful in addressing these risks or any other problems encountered in connection with the acquisitions of Booking.com B.V. and Booking.com Limited or that we could encounter in future acquisitions, which would harm our business or cause us to fail to realize the anticipated benefits of our acquisitions. As of September 30, 2007, we had approximately $398 million assigned primarily to the intangible assets and goodwill of Booking.com B.V. and Booking.com Limited, and therefore, the occurrence of any of the aforementioned risks could result in a material adverse impact, including an impairment of these assets, which could cause us to have to record a charge for impairment. Any such charge could adversely impact our operating results, which would cause our stock price to decline significantly.

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

Companies that we have acquired, such as our international operations, and that we may acquire in the future, may employ security and networking standards at levels we find unsatisfactory. The process of enhancing infrastructure to attain improved security and network standards may be time consuming and expensive and may require resources and expertise that are difficult to obtain. Such acquisitions increase the number of potential vulnerabilities, and can cause delays in detection of an attack, as well as the timelines of recovery from any given attack. Failure to raise any such standards that we find unsatisfactory could expose us to security breaches of, among other things, personal customer data and credit card information that would have an adverse impact on our business, results of operations and financial condition.

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

We commenced recording a U.S. tax provision in the third quarter of 2005 upon reversing of a portion of our valuation allowance on our deferred tax assets. Due to our significant net operating loss carryforwards, we do not expect to pay cash taxes on our U.S. federal taxable income tax for the foreseeable future. We expect to make cash payments for U.S. alternative minimum tax and for certain international taxes. We expect that in 2008 and beyond, our international operations will grow their pretax income at higher rates than the U.S and therefore it is our expectation that our cash tax rate and cash tax payments will increase as our international business generates an increasing share of our pretax income.

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

A substantial amount of our computer hardware for operating our services is currently located at the facilities of SAVVIS in New Jersey, AT&T in New York City, Equinix Europe Ltd. in London, England, Global Switch Amsterdam B.V. and TelecityRedbus in the Netherlands. These systems and operations are vulnerable to damage or interruption from human error, floods, fires, power loss, telecommunication failures and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at the SAVVIS facility, the AT&T facility, the Equinix Europe Ltd. facility or the TelecityRedbus and Global Switch Amsterdam B.V. facility could result in lengthy interruptions in our services. In addition, the failure by SAVVIS, Verizon, AT&T, Equinix Europe Ltd., Colt Telecom Group Limited, Verizon Business B.V., or TrueServer B.V. to provide our required data communications capacity could result in interruptions in our service. Any system failure that causes an interruption in service or decreases the responsiveness of the priceline.com service could impair our reputation, damage our brand name and have a material adverse effect on our business, results of operations and financial condition.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We manage our exposure to interest rate risk and foreign currency risk through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments. We use an interest rate swap agreement to manage interest risk and forward contracts to manage foreign currency risk. Additional information regarding our interest rate hedge is contained within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates – Derivative Financial Instruments” Annual Report on Form 10-K for the year ended December 31, 2006.

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

We did not experience any material changes in interest rate exposures during the three or nine months ended September 30, 2007.  Based upon economic conditions and leading market indicators at September 30, 2007, we do not foresee a significant adverse change in interest rates in the near future.

As of September 30, 2007, the carrying value of our debt is $569.5 million. We estimate that the fair market value of our debt was $1.26 billion as of September 30, 2007.

As of September 30, 2007, we held an interest rate swap agreement on $45 million notional value of our fixed rate debt.  The fair value cost to terminate this swap as of September 30, 2007 was approximately $0.5 million. A 10% adverse fluctuation in the 3-month LIBOR as of September 30, 2007, would increase the cost to terminate the interest rate swap by approximately $0.1 million. Any increase or decrease in the fair value of our interest rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying debt.

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

As of September 30, 2007, contracts with notional values of 38.1 million Euros and 7.3 million British Pounds were outstanding to minimize the impact of short-term foreign currency fluctuations on our consolidated operating results. We may enter into additional forward contracts or other economic hedges in the future.

Additionally, fixed rate investments are subject to unrealized gains and losses due to interest rate volatility. To the extent that changes in interest rates and currency exchange rates affect general economic conditions, we would also be affected by such changes.

Item 4.    Controls and Procedures

Prior to filing this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2007, our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic SEC reports.

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

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

A description of material legal proceedings to which we are a party is contained in Note 13 to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information relating to repurchases of our equity securities during the three months ended September 30, 2007:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

July 1, 2007 –	6,473	(3)	$69.29	—	$44,866,000	(1)
July 31, 2007	—		—	—	$20,447,000	(2)

August 1, 2007 –	1,880	(3)	$76.82	—	$44,866,000	(1)
August 31, 2007	—		—	—	$20,447,000	(2)

September 1, 2007 –	—		—	—	$44,866,000	(1)
September 30, 2007	—		—	—	$20,447,000	(2)

Total	8,353		$70.98	—	$65,313,000

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

10.1

Credit Agreement, dated as of September 26, 2007, among priceline.com Incorporated, the lenders party thereto, RBS Citizens, National Association and Bank of Scotland plc, as Co-Documentation Agents, Bank of America, N.A., as Syndication Agent, JPMorgan Chase Bank, National Association, as Administrative Agent and J.P. Morgan Securities Inc. INC. and Banc of America Securities LLC, as Joint Bookrunners and Joint Lead Arrangers.

10.2

Pledge and Security Agreement, dated as of September 26, 2007 by and among priceline.com Incorporated, as borrower, and certain of its subsidiaries, and JPMorgan Chase Bank, National Association, in its capacity as administrative agent for the lenders party to the Credit Agreement.

10.3

Guaranty, dated as of September 26, 2007 by certain of the subsidiaries of priceline.com Incorporated, in favor of JPMorgan Chase Bank, National Association, as administrative agent, for the benefit of the holders of secured obligations under the Credit Agreement.

12.5	Calculation of Ratio of Earnings to Fixed Charges and Preferred Dividends.
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                  Reports on Form 8-K

On August 8, 2007, we filed (“furnished” with respect to certain information) a report on Form 8-K in connection with the Company’s first quarter 2007 financial results; on September 12, 2007, we filed a report on Form 8-K in connection with the establishment, by Robert J. Mylod, Jr., of stock trading plans implemented pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended; and on September 27, 2007, we filed a report on Form 8-K in connection with the entry into a revolving credit facility with JPMorgan Chase and other lenders.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICELINE.COM INCORPORATED
(Registrant)

Date: November 9, 2007	By:	/s/ Robert J. Mylod, Jr.
		Name:	Robert J. Mylod, Jr.
		Title:	Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)

Exhibit Index

Exhibit Number	Description

10.1

Credit Agreement, dated as of September 26, 2007, among priceline.com Incorporated, the lenders party thereto, RBS Citizens, National Association and Bank of Scotland plc, as Co-Documentation Agents, Bank of America, N.A., as Syndication Agent, JPMorgan Chase Bank, National Association, as Administrative Agent and J.P. Morgan Securities Inc. INC. and Banc of America Securities LLC, as Joint Bookrunners and Joint Lead Arrangers.

10.2

Pledge and Security Agreement, dated as of September 26, 2007 by and among priceline.com Incorporated, as borrower, and certain of its subsidiaries, and JPMorgan Chase Bank, National Association, in its capacity as administrative agent for the lenders party to the Credit Agreement.

10.3

Guaranty, dated as of September 26, 2007 by certain of the subsidiaries of priceline.com Incorporated, in favor of JPMorgan Chase Bank, National Association, as administrative agent, for the benefit of the holders of secured obligations under the Credit Agreement.

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