Form 10-K
period 2007-12-31
PRICELINE COM INC
filed 2008-03-03
CIK 1075531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

Commission File No.: 0-25581

priceline.com Incorporated

(Exact name of Registrant as specified in its charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	06-1528493 (I.R.S. Employer Identification No.)

800 Connecticut Avenue Norwalk, Connecticut (Address of Principal Executive Offices)	06854 (Zip Code)

Registrant’s telephone number, including area code: (203) 299-8000

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on which Registered:
Common Stock, par value $0.008 per share	The NASDAQ Stock Market LLC

Securities Registered Pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐    No   ☒

The aggregate market value of common stock held by non-affiliates of priceline.com as of June 30, 2007 was approximately $1.9 million based upon the closing price reported for such date on the Nasdaq National Market.  For purposes of this disclosure, shares of common stock held by executive officers and directors of priceline.com on June 30, 2007 have been excluded because such persons may be deemed to be affiliates of priceline.com.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of priceline.com’s common stock was 38,472,411 as of February 15, 2008

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth in this Form 10-K, is incorporated herein by reference from priceline.com’s definitive proxy statement relating to the annual meeting of stockholders to be held on June 4, 2008, to be filed with the Securities and Exchange Commission within 120 days after the end of priceline.com’s fiscal year ended December 31, 2007.

priceline.com Incorporated Annual Report on Form 10-K for the Year Ended December 31, 2007 Index

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

Expressions of future goals, expectations and similar expressions including, without limitation, “may,” “will,” “should,” “could,” “expects,” “does not currently expect,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “predicts,” “potential,” “targets,” or “continue,” reflecting something other than historical fact are intended to identify forward-looking statements. Our actual results could differ materially from those described in the forward-looking statements for various reasons including the risks we face which are more fully described in Item 1A, “Risk Factors.”  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the reports and documents we file or furnish from time to time with the SEC, particularly our quarterly reports on Form 10-Q and current reports on Form 8-K.

PART I

Item 1.  Business

General

We are a leading online travel company that offers our customers a broad range of travel services, including airline tickets, hotel rooms, car rentals, vacation packages, cruises and destination services.  In the United States, we offer our customers a unique choice: the ability to purchase travel services in a traditional, price-disclosed manner or the opportunity to use our unique Name Your Own Price® service, which allows our customers to make offers for travel services at discounted prices.  Internationally, we offer our customers hotel room reservations in over 60 countries and 22 languages.

We launched our business in the United States in 1998 under the priceline.com brand and have since expanded our operations to include, among others, the brands Booking.com and Active Hotels in Europe and Agoda in Asia.  Our goal is to be the leading worldwide online hotel reservation service and be the top online discount travel agent in the United States.  At present, we derive substantially all of our revenues from the following sources:

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

•                              Transaction revenue from our price-disclosed merchant hotel room service;

•                              Global distribution system (“GDS”) reservation booking fees related to both our Name Your Own Price® airline ticket, hotel room and rental car services, and price-disclosed airline tickets and rental car services; and

•                              Other revenues derived primarily from selling advertising on our websites.

For the year ended December 31, 2007, we had revenues of approximately $1.4 billion comprised of “merchant” revenue, “agency” revenue and “other” revenue.  Merchant revenues are derived from transactions where we are the merchant of record and are responsible for, among other things, collecting receipts from our customers and remitting payments to our suppliers.  Merchant revenues, which represented the substantial majority of our total revenues in 2007, consisted of: (1) transaction revenues representing the selling price of Name Your Own Price® airline tickets, hotel rooms, rental cars and price-disclosed vacation packages services; (2) transaction revenues representing the amount charged to a customer, less the amount charged by suppliers in connection with the hotel rooms provided through our merchant price-disclosed hotel service; (3) customer processing fees charged in connection with the sale of Name Your Own Price® airline tickets, hotel rooms and rental cars and merchant price-disclosed hotels services; and (4) ancillary fees, including GDS reservation booking fees related to certain of the transactions described above.  Agency revenues are generally derived from retail travel related transactions where we are not the merchant of record and where the prices of our services are determined by third parties. Agency revenues consisted primarily of: (1) travel commissions; (2) customer processing fees; and (3) GDS reservation booking fees related to certain of the aforementioned transactions.  Other revenues consisted primarily of revenue from advertising on our websites.

Priceline.com was formed as a Delaware limited liability company in 1997 and was converted into a Delaware corporation in July 1998.  Our common stock is listed on the NASDAQ Global Select Market under the symbol “PCLN.”  Our principal executive offices are located at 800 Connecticut Avenue, Norwalk, Connecticut 06854.

The priceline.com Business Model

We offer customers the ability to make hotel reservations on a worldwide basis primarily under the Booking.com and Agoda brands internationally and primarily under the priceline.com brand in the United States.  In the United States, we also offer customers the ability to purchase other travel services, including airline tickets, rental car days, vacations packages, destination services and cruises, through both a traditional, price-disclosed “retail” manner, and through our proprietary demand-collection system known as Name Your Own Price®.  These services are made available over the Internet through websites that we own or control, and are provided by major travel suppliers, including more than 60,000 hotel properties worldwide.  We believe that the combination of our retail price-disclosed model and our Name Your Own Price® model allows us to provide a broad array of options to value-conscious travelers, while providing us with diverse streams of revenue.

International: Price-Disclosed Hotel Services.  We offer a retail, price-disclosed hotel service in Europe and Asia through our international operations, which we have developed through recent acquisitions.  In September 2004, we acquired Booking.com Limited, a Cambridge, England-based Internet hotel reservation distributor, and in July 2005, we acquired Amsterdam-based Booking.com B.V., one of continental Europe’s leading Internet hotel reservation services, with offices primarily in Amsterdam, Barcelona, Berlin, Loule, Paris, Rome and Vienna.  All of our European operations, including Booking.com Limited and Booking.com B.V., are majority-owned by us.  In November 2007, we acquired Agoda Company, Ltd. (“Agoda”) and AGIP LLC (“AGIP,” and together with Agoda, the “Agoda Companies”), an Internet hotel distributor with operations in Singapore and Thailand.  We work with over 60,000 chain-owned and independently owned hotels offering hotel reservations on various websites and in multiple languages.  For geographic related information, see Note 19 to our Consolidated Financial Statements.

Our international business — the significant majority of which is currently generated by our European operations — represented approximately 55% of our gross bookings in the year ended December 31, 2007, and contributed more than two-thirds of our consolidated operating income during that period.  We expect that throughout 2008 and beyond, our international operations will represent a growing percentage of our total gross bookings and operating income.

United States: Retail Travel Services.  In the United States, we offer customers the ability to purchase price-disclosed hotel rooms, airline tickets, rental car days, vacation packages, destination services and cruises at retail prices.  In these transactions, the customer typically selects airline flights, hotel reservations, rental car or other travel itineraries from an array of results produced in response to the customer’s request.  These results include the identity of the travel supplier, the exact price of the itinerary, and other details relating to the itineraries.  In some circumstances, the customer pays us at the time of reservation, and in other circumstances, the customer pays the travel supplier directly at the time of travel.

United States: Name Your Own Price® Travel Services.  We have developed a unique pricing system known as a “demand collection system” that uses the information sharing and communications power of the Internet to create a different way of pricing services.  We believe our services have created a balance between the interests of buyers, who are willing to accept trade-offs in order to save money, and sellers, who are prepared to generate incremental revenue by selling their services at below retail prices, provided that they can do so without disrupting their existing distribution channels or retail pricing structures.  Our demand collection system allows consumers to specify the price they are prepared to pay when submitting an offer for a particular leisure travel service.  We then access databases in which participating suppliers file secure discounted rates not generally available to the public, to determine whether we can fulfill the customer’s offer and decide whether we want to accept the offer at the price designated by the consumer.  For most of these transactions, we have discretion in supplier selection and are the merchant of record in the transaction.  Consumers agree to hold their offers open for a specified period of time (generally, not longer than one minute) to enable us to determine whether we can or want to accept the offer.  Once fulfilled, offers generally cannot be canceled — thereby making such purchases generally non-refundable.  This system uses the flexibility of buyers to enable sellers to accept a lower price in order to sell their excess capacity.  We believe that our demand collection system addresses limitations inherent in traditional seller-driven pricing mechanisms in a manner that offers substantial benefits to both buyers and sellers.  We believe that the principal advantages of our system include the following:

•                  Cost Savings.  Our Name Your Own Price® demand collection system allows consumers to save money in a simple and compelling way.  Buyers effectively trade off flexibility about brands, service features and/or sellers in return for prices that are lower than those that can be obtained at that time through traditional retail distribution channels.

•                  Incremental Revenue for Sellers.  Sellers use our Name Your Own Price® demand collection system as a revenue management tool to generate incremental revenue without disrupting their existing distribution channels or retail pricing structures.  We require consumers to be flexible with respect to brands and service features.  As a result, our Name Your Own Price® system does not reveal sellers’ brands to customers prior to the consummation of a transaction, thereby protecting their brand integrity.  This shielding of brand identity and price enables sellers to sell services at discounted prices without cannibalizing their own retail sales by publicly announcing discount prices and without competing against their own distributors.

•                  Proprietary Seller Networks.  We have assembled proprietary networks of industry leading sellers that represent high quality brands.  By establishing attractive networks of seller participants with reputations for quality, scale and national presence, we believe that we foster increased participation by both buyers and sellers.

We often refer to services offered through our Name Your Own Price® service as “opaque” services because all aspects of the travel service are not visible to the consumer before making an offer.

The priceline.com Strategy

The online travel category has continued to experience significant worldwide growth as consumer purchasing shifts from traditional off-line channels to interactive online channels.  Priceline.com has been a leader in the deep discount segment of this market in the United States and in the hotel reservation market internationally.  Our strategy is to continue to participate broadly in online travel growth by expanding our service offerings and markets.

•                  Become the Leading Worldwide Online Hotel Reservation Service.  The size of the travel market outside of the United States is substantially greater than that within the United States.  Historically, Internet adoption rates and e-commerce adoption rates of international consumers have trailed those of the United States.  However, international consumers are rapidly moving to online means for purchasing travel.  Accordingly, recent international online travel growth rates have substantially exceeded and are expected to continue to exceed the growth rates within the United States.  Prior to 2004, substantially all of our revenues were generated within the United States.  For the year ended December 31, 2007, our international business — the significant majority of which is currently generated by our European operations — represented approximately 55% of our gross bookings, and contributed more than two-thirds of our consolidated operating income during that period.  We expect that throughout 2008 and beyond, our international operations will represent a growing percentage of our total gross bookings and operating income.  Because of what we believe to be superior growth rate opportunities associated with international online travel, we intend to continue to invest resources to increase the share of our revenues represented by international consumers and capitalize on international travel demand.

We believe that the positioning of our Booking.com hotel reservation service gives us a foothold into a broader international market.  We intend to use the Agoda Companies, our recently acquired online hotel distributor with operations in Singapore and Thailand, to further develop our operations throughout Asia, where Internet penetration is growing at a substantially greater pace than in the United States over the last several years.  We have begun, and intend to continue, development of the means to share hotel availability among our brands, which we believe will allow us to monetize demand across international markets.  In addition, from time to time we explore strategic transactions and acquisitions that, among other things, allow us to provide our services to new markets.  We believe that by promoting our brands worldwide, sharing hotel supply and customer flow and applying our industry experiences in the United States and Europe to other international regions, we can further expand our service internationally and become the leading worldwide online hotel reservation service.

•                  Continue to be One of the Top Online Travel Businesses in North America for Value-Conscious Leisure Travelers.  Our Name Your Own Price® demand collection system in the United States allows consumers to save money in a simple and compelling way.  Buyers effectively trade off flexibility about brands, service features and/or sellers in return for prices that are lower than those that can be obtained at that time through traditional retail distribution channels.  We have expended significant resources to allow us to introduce price-disclosed retail services in the United States to our consumers to compliment the Name Your Own Price® service.  We believe that by offering a “one-stop-shopping” solution to our customers, we can simultaneously fulfill the needs of those customers who are prepared to accept the unique restrictions of our Name Your Own Price® service in exchange for receiving significant savings relative to retail prices, as well as those customers who are less price sensitive and require the certainty of knowing the full details of their travel itinerary prior to purchasing.  In June 2007, we eliminated booking fees on price-disclosed retail airline tickets as part of our strategy to provide value to our customers.

We intend to enhance our service offerings continually, particularly our retail offerings, by adding competitive functionality, adding competitive content at competitive pricing, adding and improving the content and merchandising on our website as well as cross-sell opportunities to maximize customer conversion.

•                  Competitive functionality: We continue to expend significant resources to remain competitive in terms of the features and functionality we offer our customers.  For example, since launching our domestic retail air service, we added the ability to search for flexible dates or alternative airports, book one-way and multi-destination itineraries and easily make modifications to search criteria.  We intend to add additional functionality such as the ability to search child and senior fares and to access real time seat maps.

•                  Competitive selection and pricing: We believe that having a wide selection of travel options at competitive pricing is critical to our success.  For example, in June of 2007, we eliminated booking fees on price-disclosed retail airline tickets, added JetBlue fares to both our retail price-disclosed and Name Your Own Price® airline ticket services and added over 10,000 additional hotels to our domestic vacation package service. In addition, we have renewed or entered into new agreements with several of our major airline and hotel suppliers, which we believe improved our access to a better selection of travel alternatives and pricing.

•                  Content and merchandising: As part of our evolution to a “one-stop-shopping” website, we have added thousands of pages of content to allow customers to research destinations and hotel properties before booking a reservation.  We offer property descriptions, maps, images, and user reviews whereby our customers can benefit from the experiences and opinions of other customers.  In the United States, we introduced “PriceBreakerssm,” which is a presentation of selected travel itineraries at discounted prices that is updated daily.  We intend to continue to improve our content and merchandising with more comprehensive descriptions, more and higher quality images, and more user reviews, which we believe will improve conversion of users shopping on our website.

•                  Cross-sell opportunities: We also cross-sell different travel components to maximize the revenue we generate from each customer in the United States.  We have developed and implemented functionality that allows customers to “add-on” travel components to their selection, both during the shopping experience and at time of purchase.  For example, customers can add a rental car reservation to their air or hotel reservation, or a hotel reservation to their air reservation.  Customers can also add destination related services such as shuttles, tours and activities.  Additionally, we cross-sell opaque services on our retail path and retail services on our opaque path.  For example, an unsuccessful opaque air customer may be offered a price-disclosed alternative, while a retail hotel shopper may be offered the Name Your Own Price® alternative for greater savings.  We intend to further enhance these cross-sell opportunities across all of our services.

We strive to be the preferred discount distribution channel in the United States for airlines, hotels and rental car companies.  Our Name Your Own Price® service protects supplier brand and published pricing and our packages and other merchandising provide access to the brand neutral leisure traveler at attractive distribution costs.

Service Offerings — International

Retail Hotels.  We offer a retail, price-disclosed hotel service in Europe and Asia, primarily through our Booking.com and Agoda brands.  We operate our international operations through Booking.com Limited and Booking.com B.V. in Europe and the Agoda Companies in Asia.  Through these operations, we work with over 60,000 chain-owned and independently owned hotels offering hotel reservations on various websites and in multiple languages.

Service Offerings — United States

Name Your Own Price® Hotels.  Through our Name Your Own Price® hotel room reservation service, customers can make reservations at hotel properties in substantially all major cities and metropolitan areas in the United States and Europe.  Most significant national hotel chains as well as several important real estate investment trusts and independent property owners participate in our Name Your Own Price® service.  Hotels participate by filing secure private discounted rates with related rules in a global distribution system database.  These specific rates generally are not available to the general public or to consolidators and other discount distributors who sell to the public, however, hotel participants may make similar rates available to consolidators or other discount providers under other arrangements.

To make an offer, a customer specifies: (1) the city and neighborhood in which the customer wants to stay, (2) the dates on which the customer wishes to check in and check out, (3) the “class” of service (1, 2, 3, 4, 5-star or “resort”), (3) the price the customer is willing to pay, and (4) the customer’s valid credit card to guarantee the offer.  When making an offer, consumers must agree to stay at any one of our participating hotel partners and accept a reservation that cannot be refunded or changed.  The target market for our Name Your Own Price® hotel room reservation service is the leisure travel market.

Retail Hotels.  We also operate a price-disclosed hotel service in the United States that enables our customers to select the exact hotel they want to book and the price of the reservation is disclosed prior to purchase.

Name Your Own Price® Airline Tickets.  There are a total of 13 domestic airlines and 26 international airlines participating in our Name Your Own Price® airline ticket service.

Our Name Your Own Price® airline ticket service operates in a manner similar to our Name Your Own Price® hotel room reservation service.  To make an offer, a customer specifies: (1) the origin and destination of the trip, (2) the dates on which the customer wishes to depart and return, (3) the price the customer is willing to pay, and (4) the customer’s valid credit card to guarantee the offer.  When making an offer, consumers must agree to:

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

Retail Airline Tickets.  We also offer our customers in the United States the ability to purchase retail airline tickets at disclosed prices and with disclosed itineraries.  The airline sets the retail price paid by the consumer and is the merchant of record for the transaction.  These airline tickets do not have the restrictions associated with our Name Your Own Price® service.  For example, in addition to having fully disclosed itineraries, retail airline tickets are generally changeable and cancellable for a fee.  In June 2007, we eliminated booking fees we had previously charged on the sale of retail airline tickets.

Name Your Own Price® Rental Cars.  Our Name Your Own Price® rental car service operates in a manner similar to our hotel reservation and airline ticket services.  Our rental car services are currently available in substantially all major United States airport markets.  The top five brand name airport rental car companies in the United States are seller participants in our rental car program.  Consumers can access our website and select where and when they want to rent a car, what kind of car they want to rent (e.g., economy, compact, mid-size, SUV, etc.) and the price they want to pay per-day, excluding taxes, fees and surcharges.  When we receive an offer, we determine whether to fulfill the offer based upon the available rates and rules.  If a customer’s offer is accepted, we will immediately reserve the rental car, charge the customer’s credit card and notify the customer of the rental car company and location providing the rental car.

Retail Rental Cars.  We also offer a price-disclosed rental car service on www.priceline.com that enables our customers in the United States to choose between price-disclosed or Name Your Own Price® rental cars.  Our price-disclosed rental car service operates under the agency model, under which we earn a commission upon rental car return, and accommodates one-way and off-airport reservations.  As with our retail airline ticket and hotel reservation services, rental car reservations booked in a retail manner do not have the restrictions associated with our Name Your Own Price® service.  Customers can select the exact car they want to book and the price of the reservation is disclosed prior to purchase.

With respect to each of our airline, hotel and rental car services, we believe the combination of our Name Your Own Price® model and the retail model allows us to provide a broad array of options to value-conscious travelers, while providing us with diverse streams of revenue.

Vacation Packages.  Our vacation package service allows consumers in the United States to purchase packages consisting of airfare, hotel and rental car components.  Consumers can select the exact hotel or resort that they want to reserve, and then, in most cases, select either a retail airline ticket or an opaque airline ticket for the air component of their package.  Additionally, consumers can add destination related services such as tours, shuttles, and activities.  Vacation packages are sold at disclosed prices, although consumers cannot determine the exact price of the individual components.

Destination Services.  We currently offer customers in the United States the opportunity to purchase destination services such as event tickets, ground transfers, tours, restaurant meals and other services available at their travel destinations.  This service is offered to consumers as part of the process of booking an air, hotel and vacation reservation, and also as a standalone service.  In certain locations, we also offer parking and expanded ground transfer options.

Cruises.  We also offer price-disclosed cruise trips through National Leisure Group, Inc. (“NLG”), an agent representing major cruise lines.  Our cruise service allows consumers in the United States to search for and compare cruise pricing and availability information from 17 cruise lines, and to purchase cruises online or through a call center by selecting from our published offerings and prices.  We receive commissions from NLG on successful cruise bookings.

Travel Insurance.  We offer our air, hotel and vacation package customers in the United States an optional travel insurance package that provides coverage for, among other things, trip cancellation, trip interruption, medical expenses, emergency evacuation, and loss of baggage, property and travel documents.  The travel insurance is provided by member companies of American International Group, Inc. (“AIG”).  We receive a percentage of the premium from AIG member companies for every optional insurance package purchased by our customers.

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

Marketing and Brand Awareness

Priceline.com and Booking.com have established widely used and recognized e-commerce brands through aggressive marketing and promotion campaigns.  During 2007, our total online and offline advertising expenses were approximately $172.7 million and $36.0 million, respectively, a substantial portion of which was spent internationally.  We intend to continue a marketing strategy to promote brand awareness and the concept that consumers can save money using our services.  Underlying our marketing strategy is our belief that our target market is all consumers, not just Internet-savvy consumers.  We intend to continue to promote the Booking.com, priceline.com and Agoda brands aggressively throughout 2008.

As our international operations become more meaningful contributors to our results, we have seen, and expect to continue to see, changes in our advertising expense.  Specifically, because our international operations utilize online affiliate marketing and Internet search engines, principally through the purchase of travel-related keywords, as principal means of generating traffic to their websites, our online advertising expense has increased significantly since our acquisition of those companies, a trend we expect to continue throughout 2008.

In addition, we generate advertising revenue by selling advertising to travel suppliers and others on our owned websites in the United States.

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

We currently or potentially compete with a variety of companies with respect to each service we offer. With respect to our travel services, these competitors include, but are not limited to:

•                  Internet travel services such as Expedia, Hotels.com and Hotwire, which are owned by Expedia; Travelocity and lastminute.com, which are owned by the Sabre Group; Orbitz.com, Cheaptickets, ebookers, HotelClub and RatesToGo, which are currently owned by Orbitz Worldwide; laterooms and asiarooms owned by Tui Travel, and Gullivers, octopustravel, Superbreak, Venere, hotel.de, Hotel Reservation Service and Wotif;

•                  travel suppliers such as airlines, hotel companies and rental car companies, many of which have their own branded websites to which they drive business;

•                  large online portal and search companies, such as AOL (including AOL Travel), Yahoo! (including Yahoo! Travel) and Google;

•                  traditional travel agencies;

•                  online travel search sites such as Mobissimo.com, FareChase.com, Kayak.com and Kayak.com’s recent acquisition, SideStep.com (each sometimes referred to as “meta-search”) and travel research sites that have search functionality, such as TripAdvisor, Travelzoo and Cheapflights.com; and

•                  operators of travel industry reservation databases such as Galileo, Worldspan, L.P., Amadeus and Sabre.

Many airline, hotel and rental car suppliers, including suppliers with which we conduct business, are focusing on driving online demand to their own websites in lieu of third-party distributors such as us.  Certain suppliers have attempted to charge additional fees to customers who book airline reservations through an online channel other than their own website.  Furthermore, several low cost airlines, which are having increasing success in the marketplace, distribute their tickets exclusively through their own websites.  Suppliers who sell on their own websites typically do not charge a processing fee, and, in some instances, offer advantages such as bonus miles or loyalty points, which could make their offerings more attractive to consumers than models like ours.

We potentially face competition from a number of large Internet companies and services that have expertise in developing online commerce and in facilitating Internet traffic, including Amazon.com, AOL, MSN, Google.com and Yahoo!, which compete with us either directly or indirectly through affiliations with other e-commerce or off-line companies.  We also compete with “meta-search” companies, which are companies that leverage their search technology to aggregate travel search results across supplier, travel agent and other websites.  For example, Yahoo! owns FareChase.com, a travel search-engine that searches for fares and hotel rates at travel supplier and third-party websites, and refers traffic to those sites, and AOL is party to a marketing and technology agreement, and holds a minority interest in, Kayak.com, another leading meta-search company.  Other established search engine companies as well as start-ups are attempting to enter the online travel marketplace in this manner.  If Yahoo!, Google or other portals decide to refer significant traffic to travel search engines, it could result in more competition from supplier websites and higher customer acquisition costs for third-party sites such as ours. In addition, because we advertise on certain meta-search sites, a loss of business for competitive reasons could result.  Competition from these and other sources could have a material adverse effect on our business, results of operations and financial condition.

Many of our current and potential competitors, including Internet directories, search engines and large traditional retailers, have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing, personnel, technical and other resources than priceline.com. Some of these competitors may be able to secure services on more favorable terms than we can. In addition, many of these competitors may be able to devote significantly greater resources to:

•                  marketing and promotional campaigns;

•                  attracting traffic to their websites;

•                  attracting and retaining key employees;

•                  securing vendors and supply; and

•                  website and systems development.

Increased competition could result in reduced operating margins, loss of market share and damage to our brand. There can be no assurance that we will be able to compete successfully against current and future competitors. See “Risk Factors — Intense competition could reduce our market share and harm our financial performance.”

Operations and Technology

Our business is supported by a systems platform, which was designed with an emphasis on scalability, performance and reliability.  The software platform and architecture are built on server-side Java, C++, ASP, & Perl, and SQL scripts integrated with Oracle & MYSQL relational database systems.  This internal platform was designed to include open application protocol interfaces that can provide connectivity to vendors in the industries in which we operate.  These include large global systems, such as airline and hotel room reservation systems and financial service providers, as well as individual suppliers, such as individual hotels.  Our Internet servers utilize digital certificates to help us conduct secure communications and transactions, as appropriate.

The systems infrastructure and web and database servers of our international operations are primarily hosted at Equinix Europe Ltd., in London, England, and Global Switch Amsterdam B.V. and TelecityRedbus, in the Netherlands. Each location has backup generators and infrastructure typical of hosted data centers.

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

Intellectual Property

We currently hold eighteen issued United States patents, Nos. 5,794,207; 5,897,620; 6,085,169; 6,108,639; 6,134,534; 6,240,396; 6,332,129; 6,345,090; 6,356,878; 6,418,415; 6,466,919; 6,484,153; 6,510,418; 6,553,346; 6,993,503; 7,203,660; 7,188,176; 7,333,941 and over twenty pending United States and foreign patent applications.  All of our issued United States patents expire between September 4, 2016 and March 22, 2025.  We file additional patent applications on new inventions, as appropriate.

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

There has been discussion in the press regarding the examination and issuance of so-called “business method” patents. As a result, the United States Patent and Trademark Office has indicated that it intends to intensify the review process applicable to such patent applications. The new procedures are not expected to have a direct effect on patents already granted. We cannot anticipate what effect, if any, the new review process will have on our pending patent applications. See, “Risk Factors — We face risks related to our intellectual property.”

We hold the exclusive rights to the trade names and service marks PRICELINE® and PRICELINE.COM® in the U.S. as well as in many foreign countries.  We own U.S. Service Mark Registrations Nos. 2,481,750; 2,272,659; 2,594,582 for PRICELINE, and 2,481,752; 2,594,592; 2,594,592; and 2,481,112 for PRICELINE.COM, including all attendant goodwill.  We also own U.S. Service Mark Registrations Nos. 2,647,673 and 2,644,739 for NAME YOUR OWN PRICE®; U.S. Service Mark Registration No. 2,481,751 for PRICELINEMORTGAGE®, U.S. Service Mark Registration No. 3,357,458 for PRICELINE EUROPE, and others.  In addition, through our European subsidiary Bookings Europe BV, we hold the registered service mark BOOKINGS in the Netherlands (Benelux Registration No. 762054) and in France (French Registration No. 43276223, as well as French

Registration No. 43276225 for BOOKING; two European Community (“EC”) service mark registrations for BOOKINGS (Regs. Nos. 3413846 and 3413952,) and one for ACTIVE HOTELS (ED Reg. No. 3859618).

We aggressively monitor, protect and enforce our copyrights, service marks, trademarks, trade dress, domain names and trade secrets on an ongoing basis through a combination of laws and contractual restrictions, such as confidentiality agreements.  For example, we endeavor to register our trademarks and service marks in the United States and internationally, currently holding over one hundred fifty service mark registrations worldwide.  However, effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are or may be made available online, regardless of our continuous efforts to police and register our marks.  See, “Risk Factors —- We face risks related to our intellectual property.”

We currently own numerous Internet domain names in various top level domains, particularly for purposes of deterring service mark infringement.  Domain names are generally regulated by Internet regulatory bodies such as the World Intellectual Property Organization.  The relationship between trademark and unfair competition laws and domain name registration is evolving.  The Anticybersquatting Consumer Protection Act in the U.S. and the Uniform Domain Name Dispute Resolution Policy of the Internet Corporation for Assigned Names and Numbers have both significantly enhanced the ability to deter the infringing incorporation of trademarks into domain names by third parties and to assert our registrations against them.  We actively pursue significant infringers as appropriate, including cybersquatters and typosquatters who misappropriate our service marks and misspellings thereof as domain names, in order to maintain our famous marks and prevent the dilution of their distinctiveness.  See, “Risk Factors — We face risks related to our intellectual property.”

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

We are also subject to regulations applicable to businesses conducting online commerce.  Presently, there are relatively few laws specifically directed toward online services. However, due to the increasing popularity and use of the Internet and online services, it is possible that laws and regulations will be adopted with respect to the Internet or online services. These laws and regulations could cover issues such as online contracts, user privacy, freedom of expression, pricing, fraud, content and quality of services, taxation, advertising, intellectual property rights and information security. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is developing, but any such new legislation could have significant implications on how we conduct online business. In addition, some states may require us to qualify in that state to do business as a foreign corporation because our service is available in that state over the Internet. Although we are qualified to do business in a number of states, failure to meet the qualifications of certain states, or a determination that we are required to qualify in additional states, could subject us to taxes and penalties.  See “Risk Factors — Regulatory and legal uncertainties could harm our business,” and “Uncertainty regarding state and local taxes.”

Our European operations are subject to various foreign regulations and governing bodies that might limit their services. They may be affected by unexpected changes in regulatory requirements and various tariffs and trade barriers in connection with online commerce. Any failure by our European operations to comply may have an adverse effect on our business.

Seasonality

Our Name Your Own Price® services are non-refundable in nature, and accordingly, we recognize travel revenue at the time a booking is generated.  However, we recognize revenue generated from our retail hotel services, including our international operations, at the time that the customer checks out of the hotel.  As a result, a meaningful amount of retail hotel bookings generated earlier in the year, as customers plan and reserve their spring and summer vacations, will not be recognized until future quarters. From a cost perspective, however, we expense the substantial majority of our advertising activities as they are incurred, which is typically in the quarter in which bookings are generated.  Therefore, as our retail hotel business continues to grow, we expect our quarterly results to become increasingly impacted by these seasonal factors.

Employees

As of February 15, 2008, we employed approximately 1,324 full-time employees, of which 282 are based at our Norwalk, Connecticut headquarters and 998 are based in our international offices. We also retain independent contractors to support our customer service and system support functions.

We have never had a work stoppage and our employees are not represented by any collective bargaining unit. We consider our relations with our employees to be good. Our future success will depend, in part, on our ability to continue to attract, integrate, retain and motivate highly qualified technical and managerial personnel, for whom competition is intense.

The priceline.com Website

We maintain a website with the address www.priceline.com, among others.  We are not including the information contained on our websites as a part of, or incorporating it by reference into, this Annual

Report on Form 10-K.  We make available free of charge through the www.priceline.com website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission.  These reports and other information are also available, free of charge, at www.sec.gov.  Alternatively, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  In addition, the priceline.com Incorporated Code of Business Conduct and Ethics is available through the www.priceline.com website and any amendments to or waivers from the Code of Ethics will be disclosed on that website.

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

Our international operations’ business model exposes us to certain risks that we have not traditionally experienced in the U.S. hotel business.

Throughout 2007 and 2006, our international operations experienced significant growth in their gross bookings.  This growth rate has contributed significantly to our growth in revenue, gross profit and earnings per share.  We believe that this growth rate has also been a significant driver in the increase in our stock price over the last year.  We expect our international operations to experience a significant decline in their growth rate in future years as the absolute level of their gross bookings grows larger.  Other factors could also cause slowing growth rates in the international business, including changes in foreign currency exchange rates, travel market conditions, changes in hotel pricing or availability, the competitiveness of the market and macro economic weakness.  A decline in our international operations’ growth rate could have a negative impact on our future revenue and earnings per share growth rates and, as a consequence, our stock price.

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

The strategy of our international operations involves rapid expansion into countries in Europe, including eastern Europe, Asia and elsewhere, many of which have different customs, different levels of customer acceptance of the Internet and different legislation, regulatory environments and tax schemes.  Compliance with foreign legal, regulatory or tax requirements will place demands on our time and resources, and we may nonetheless experience unforeseen and potentially adverse legal, regulatory or tax consequences.  If our international operations are unsuccessful in rapidly expanding into other international countries, our business, results of operations and financial condition would be adversely affected.

Our international operations currently distribute hotel rooms primarily through a retail model whereby we earn a commission from the hotel property when the customer checks out of the hotel.  This requires our international operations to pursue collection of commissions relating to hotel room reservations from the hotel after the customer has completed his or her stay.  We do not have extensive experience in collecting commissions from hotels in many of our international markets and failure to sustain an adequate collection rate could negatively impact the business of our international operations.

We are dependent on the leisure travel industry and certain travel suppliers.

Our financial prospects are significantly dependent upon our sale of leisure travel services.  Leisure travel, including the sale of leisure airline tickets and hotel rooms, is dependent on personal discretionary spending levels. As a result, sales of leisure travel services tend to decline during general economic downturns and recessions. In addition, unforeseen events, such as terrorist attacks, political instability, regional hostilities, increases in fuel prices, imposition of taxes or surcharges by regulatory authorities, travel related accidents, travel related health concerns and unusual weather patterns also may adversely affect the leisure travel industry. As a result, our business also is likely to be affected by those events. Further, work stoppages or labor unrest at any of the major airlines could materially adversely affect the airline industry and, as a consequence, have a material adverse effect on our business, results of operations and financial condition.

During the year ended December 31, 2007, Name Your Own Price® hotel room nights from our five largest hotel suppliers accounted for approximately 34.9% of total Name Your Own Price® hotel room nights sold, and sales of airline tickets from our five largest and two largest airline suppliers accounted for approximately 83.9% and 39.9% of total airline tickets sold, respectively. As a result, we are currently substantially dependent upon the continued participation of these suppliers in our system in order to maintain and continue to grow our total gross profit.

Our arrangements with the hotel and airline suppliers that participate in our system — either Name Your Own Price® or price-disclosed service — generally do not require them to provide any specific quantity of airline tickets or hotel rooms, or to make tickets or rooms available for any particular route, in any geographic area or at any particular price.  During the course of our business, we are in continuous dialogue with our major suppliers about the nature and extent of their participation in our system. The significant reduction on the part of any of our major suppliers of their participation in our system for a sustained period of time or their complete withdrawal could have a material adverse effect on our business, results of operations and financial condition.

With respect to our hotel suppliers, increased demand for hotel rooms may reduce the number of hotel rooms they sell through our service or increase the negotiated rates at which they are willing to provide availability.  If hotel occupancy rates improve to the point that our hotel suppliers no longer place the same value on our distribution systems, such suppliers may reduce the number of hotel rooms they make available through priceline.com and/or our international operations.  Similarly, while not dependent on certain hotel chains, the growth rates of our international operations are dependent upon increasing levels of well-priced, demand-based supply from their portfolio of hotel partners.

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

With respect to our airline suppliers, the airline industry has experienced a shift in market share from full-service carriers to low-cost carriers that focus primarily on discount fares to leisure destinations and we expect this trend to continue.  Some low-cost carriers, such as Southwest, have not historically distributed their tickets through us or other third-party intermediaries.  In addition, certain airlines have significantly limited or eliminated sales of airline tickets through opaque channels, preferring to consistently show the lowest available price on their own website.  Certain airlines have also reduced their domestic capacity, which could reduce the number of airline tickets available to our customers.  If one or more participating airlines were to further limit or eliminate discounting through opaque channels and/or further reduce capacity, it could have a material adverse effect on our business, results of operations and financial condition.

Due to our dependence on the airline industry, we could be severely affected by changes in that industry, and, in many cases, we will have no control over such changes or their timing.  Recent, there has been a great deal of speculation in the travel industry, as well as the national media, about potential mergers among major domestic airlines.  If one of our major airline suppliers merges or consolidates with, or is acquired by, another company that either does not participate in the priceline.com system or that participates on substantially lower levels, the surviving company may elect not to participate in our system or to participate at lower levels than the previous supplier.  For example, in September 2005, US Airways and America West merged.  US Airways was a meaningful participant in our Name Your Own Price® system, but America West participated on a very limited basis.  The resulting entity participates in our Name Your Own Price® system, but at much lower levels than US Airways’ historical participation.

In addition, in the event that one of our major suppliers voluntarily or involuntarily declares bankruptcy and is subsequently unable to successfully emerge from bankruptcy, and we are unable to replace such supplier, our business would be adversely affected.  To the extent other major U.S. airlines that participate in our system declare bankruptcy, they may be unable or unwilling to honor tickets sold for their flights. Our policy in such event would be to direct customers seeking a refund or exchange to the airline, and not to provide a remedy ourselves. Because we are the merchant-of-record on sales of Name Your Own Price® airline tickets to our customers, however, we could experience a significant increase in demands for refunds or credit card charge backs from customers, which could materially and adversely affect our operations and financial results. In addition, because Name Your Own Price® customers do not choose the airlines on which they are to fly, the bankruptcy of a major U.S. airline or even the possibility of a major U.S. airline declaring bankruptcy could discourage customers from using our Name Your Own Price® system to book airline tickets.

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

With respect to our rental car suppliers, increased utilization (a common metric that measures rental car customer usage) may reduce the number of car reservations they sell through our service or increase the negotiated rates at which they are willing to provide car reservations.  Like airline and hotel suppliers, rental car companies are focused on selling rental car reservations through their own sites, which reduces the amount of rental car reservations available to us.  Furthermore, if one of our major rental car suppliers merges or consolidates with, or is acquired by, another company that either does not participate in the priceline.com system or that participates on substantially lower levels, the surviving company may elect not to participate in our system or to participate at lower levels than the previous supplier.  Finally, because rental car days are typically less expensive than airline tickets or hotel room nights, a reduction in retail rental car rates has a disproportionately adverse effect on sales of Name Your Own Price® rental car days since customers may be less likely to accept the trade-offs associated with that service.

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

We currently or potentially compete with a variety of companies with respect to each service we offer. With respect to our travel services, these competitors include, but are not limited to:

•                  Internet travel services such as Expedia, Hotels.com and Hotwire, which are owned by Expedia; Travelocity and lastminute.com, which are owned by the Sabre Group; Orbitz.com, Cheaptickets, ebookers, HotelClub and RatesToGo, which are currently owned by Orbitz Worldwide; laterooms and asiarooms owned by Tui Travel, and Gullivers, octopustravel, Superbreak, Venere, hotel.de, Hotel Reservation Service and Wotif;

•                  travel suppliers such as airlines, hotel companies and rental car companies, many of which have their own branded websites to which they drive business;

•                  large online portal and search companies, such as AOL (including AOL Travel), Yahoo! (including Yahoo! Travel) and Google;

•                  traditional travel agencies;

•                  online travel search sites such as Mobissimo.com, FareChase.com, Kayak.com and Kayak.com’s recent acquisition, SideStep.com (each sometimes referred to as “meta-search”) and travel research sites that have search functionality, such as TripAdvisor, Travelzoo and Cheapflights.com; and

•                  operators of travel industry reservation databases such as Galileo, Worldspan, L.P., Amadeus and Sabre.

Many airline, hotel and rental car suppliers, including suppliers with which we conduct business, are focusing on driving online demand to their own websites in lieu of third-party distributors such as us.  Certain suppliers have attempted to charge additional fees to customers who book airline reservations through an online channel other than their own website.  Furthermore, several low cost airlines, which are having increasing success in the marketplace, distribute their tickets exclusively through their own websites.  Suppliers who sell on their own websites typically do not charge a processing fee, and, in some instances, offer advantages such as bonus miles or loyalty points, which could make their offerings more attractive to consumers than models like ours.

We potentially face competition from a number of large Internet companies and services that have expertise in developing online commerce and in facilitating Internet traffic, including Amazon.com, AOL, MSN, Google.com and Yahoo!, which compete with us either directly or indirectly through affiliations with other e-commerce or off-line companies.  We also compete with “meta-search” companies, which are companies that leverage their search technology to aggregate travel search results across supplier, travel agent and other websites.  For example, Yahoo! owns FareChase.com, a travel search-engine that searches for fares and hotel rates at travel supplier and third-party websites, and refers traffic to those sites, and AOL is party to a marketing and technology agreement, and holds a minority interest in, Kayak.com, another leading meta-search company.  Other established search engine companies as well as start-ups are attempting to enter the online travel marketplace in this manner.  If Yahoo!, Google or other portals decide to refer significant traffic to travel search engines, it could result in more competition from supplier websites and higher customer acquisition costs for third-party sites such as ours. In addition, because we advertise on certain meta-search sites, a loss of business for competitive reasons could result.  Competition from these and other sources could have a material adverse effect on our business, results of operations and financial condition.

Many of our current and potential competitors, including Internet directories, search engines and large traditional retailers, have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing, personnel, technical and other resources than priceline.com. Some of these competitors may be able to secure services on more favorable terms than we can. In addition, many of these competitors may be able to devote significantly greater resources to:

•                  marketing and promotional campaigns;

•                  attracting traffic to their websites;

•                  attracting and retaining key employees;

•                  securing vendors and supply; and

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

We utilize Internet search engines, principally through the purchase of travel-related keywords, to generate traffic to our websites.  Our international operations, in particular, rely to a significant extent upon business from search engines such as Google.  Search engines such as Google frequently update and change the logic which determines the placement and display of results of a user’s search, such that the placement of links to our sites, and particularly those of our international operations and their affiliates, can be negatively affected.  In a similar way, a significant amount of our international business is directed to our own websites through participation in pay-per-click advertising campaigns on Internet search engines whose pricing and operating dynamics can experience rapid change commercially, technically and competitively.  If a major search engine, such as Google, changes its algorithms in a manner that negatively affects the search engine ranking of our brands or our third-party distribution partners or changes its pricing, operating or competitive dynamics in a negative manner, our business, results of operations and financial condition would be adversely affected.

We are exposed to fluctuations in currency exchange rates.

As a result of our acquisitions of our international operations, we are conducting a significant and growing portion of our business outside the United States and are reporting our results in U.S. dollars.  As a result, we face exposure to adverse movements in currency exchange rates as the financial results of our international operations are translated from local currency into U.S. dollars upon consolidation.  For example, our international operations contributed approximately $372.6 million to our revenues for the year ended December 31, 2007, which compares to $182.7 million for the same period in 2006. Approximately $30.3 million of this increase is due to fluctuations in currency exchange rates.  If the U.S. dollar weakens against the local currency, the translation of these foreign-currency-denominated balances will result in increased net assets, net revenues, operating expenses, and net income or loss.  Similarly, our net assets, net revenues, operating expenses, and net income or loss will decrease if the U.S. dollar strengthens against local currency. Additionally, transactions denominated in currencies other than the functional currency may result in gains and losses that may adversely impact our results of operations.

We may be unable to generate sufficient cash to meet future debt, purchase of minority interest and earnout obligations.

As of December 31, 2007, we have $570 million of convertible senior notes outstanding. Based upon the closing price of our common stock during the measurement periods provided for by our convertible debt during the three months ended December 31, 2007, the contingent conversion thresholds for each of the notes were exceeded.  As a result, all of our outstanding notes are convertible at the option of the holder as of December 31, 2007, and, accordingly, have been classified as a current liability in the Consolidated Balance Sheet as of that date.  While many factors contribute to the likelihood that the holders of the notes will elect to convert all or a portion of the notes, as the price of our common stock increases, the likelihood of conversion also increases.  If holders elect to convert, we would be required to settle the principal amount of the notes in cash and the conversion premium in cash or shares of common stock.

In connection with our acquisitions of Booking.com B.V. in July 2005 and Booking.com Limited in September 2004 and the reorganization of our international operations, key managers of Booking.com B.V. and Booking.com Limited purchased shares of priceline.com International.  The holders of the minority interest in priceline.com International have the right to put their shares to us in 2008 at a purchase price reflecting the fair market value of the shares at the time of the exercise of the put right (see Note 15 to our Consolidated Financial Statements).  The estimated aggregate fair value of the minority interest in priceline.com International subject to put rights is estimated to be approximately $95 million at December 31, 2007, including unvested restricted stock and restricted stock units.

Pursuant to the purchase agreement relating to our acquisition of the Agoda Companies, we may be required to pay, in 2011, certain shareholders of the Agoda Companies an earnout of up to $141.6 million in cash if the Agoda Companies achieve certain performance targets from January 1, 2008 through December 31, 2010.

We would likely fund these obligations with existing cash and cash equivalents, short-term investments, borrowings under our revolving credit facility, common stock issuances and/or additional borrowings.  It is possible that we may not have sufficient funds or may be unable to arrange for additional financing which would cause us to be in default under our indentures or revolving credit facility and/or in breach of purchase agreement obligations relating to priceline.com International or the Agoda Companies, and our business, results of operations and financial condition would be adversely affected.

The repayment of our $570 million Convertible Senior Notes could result in a substantial decrease in our net interest income.

We incur interest expense with respect to our convertible senior notes at annual percentage rates that range between 0.50% and 2.25%.  Because we currently maintain and have maintained significant cash and cash equivalents, short-term investment and long-term investment balances on our balance sheet (approximately $510.3 million as of December 31, 2007) and because the interest rates that we earn on those balances are significantly in excess of the interest rates that we pay on our convertible senior notes, we are generating significant interest income net of our interest expense.  If we were to use our cash and investment balances to repay our convertible senior notes, or if we are unable to refinance our convertible senior notes with new indebtedness bearing interest at rates similar to our convertible senior notes, then our earnings could be significantly negatively impacted by a decrease in net interest income.  While many factors contribute to the likelihood that the holders of the notes will elect to convert all or a portion of the notes, as the price of our common stock increases, the likelihood of conversion also increases.

Our processing, storage, use and disclosure of personal data exposes us to risks of internal or external security breaches and could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights.

The secure transmission of confidential information over the Internet is essential in maintaining consumer and supplier confidence in the priceline.com services. Substantial or ongoing security breaches whether instigated internally or externally on our system or other Internet based systems could significantly harm our business. We currently require customers who use certain of our services to guarantee their offers with their credit card, either online or, in some instances, through our toll-free telephone service. It is possible that advances in computer circumvention capabilities, new discoveries or other developments, including our own acts or omissions, could result in a compromise or breach of customer transaction data.

We incur substantial expense to protect against and remedy security breaches and their consequences. However, we cannot guarantee that our security measures will prevent security breaches. A party (whether internal, external, an affiliate or unrelated third party) that is able to circumvent our security systems could steal customer information or transaction data, proprietary information or cause significant interruptions in our operations. For instance, several major websites, including websites operated by us, have experienced interruptions, which could be significant, as a result of improper direction of excessive traffic to those sites, and computer viruses have substantially disrupted e-mail and other functionality in a number of countries, including the United States. Security breaches also could result in negative publicity, damage our reputation, expose us to risk of loss or litigation and possible liability and subject us to regulatory penalties. Security breaches could also cause customers and potential customers to lose confidence in our security, which would have a negative effect on the value of our brand.  Our insurance policies carry low coverage limits, which may not be adequate to reimburse us for losses caused by security breaches.

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

We also face risks associated with security breaches affecting third parties conducting business over the Internet. Consumers generally are concerned with security and privacy on the Internet, and any publicized security problems could inhibit the growth of the Internet and, therefore, the priceline.com service as a means of conducting commercial transactions.  Additionally, security breaches at the third-party, supplier or distributor systems upon which we rely could result in negative publicity, damage our reputation, expose us to risk of loss or litigation and possible liability and subject us to regulatory penalties.

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

Our performance is largely dependent on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization.  In particular, the contributions of certain key senior management in the U.S. and Europe are critical to the overall management of the company.  In addition, because the value of company equity grants and, in the case of our European senior management, their minority ownership interest, which is subject to repurchase in March and August of 2008, has increased substantially as our share price has increased, it may become more difficult to retain senior managers over time as they realize the value of these equity interests.  We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees, the loss of whom could harm our business.

In addition, competition for well-qualified employees in all aspects of our business, including software engineers and other technology professionals, is intense both in the U.S. and abroad.  With the recent success of our international business and the increased profile of the Booking.com business and brand, competitors have increased their efforts to hire our international employees.  Further, as we continue to grow our international operations, we are seeking to rapidly hire a wide range of employees in different — and often constrained — job markets.  Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate existing employees.  If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business would be adversely affected. We do not maintain any key person life insurance policies.

Our expansion places a significant strain on our management, technical, operational and financial resources.

We have rapidly and significantly expanded our international operations and anticipate expanding further to pursue growth of our service offerings and customer base. For example, the number of our employees worldwide has grown from less than 700 in the first quarter of 2007, to approximately 1,324 as of February 15, 2008, which growth is almost entirely comprised of hires by our international operations .  Such expansion increases the complexity of our business and places a significant strain on our management, operations, technical performance, financial resources and internal financial control and reporting functions.

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

We rely on certain third party computer systems and third party service providers, including the computerized central reservation systems of the airline, hotel and rental car industries to satisfy demand for airline tickets and domestic hotel room and rental car reservations. In particular, our domestic travel business is substantially dependent upon the computerized reservation systems of operators of global distribution systems for the travel industry. Any interruption in these third party services systems or deterioration in their performance could prevent us from booking airline, hotel and rental car reservations and have a material adverse effect on our business. Our agreements with some third party service providers are terminable upon short notice and often do not provide recourse for service interruptions. In the event our arrangement with any of such third parties is terminated, we may not be able to find an alternative source of systems support on a timely basis or on commercially reasonable terms and, as a result, it could have a material adverse effect on our business, results of operations and financial condition.

We also depend upon Paymentech to process our U.S. credit card transactions. If Paymentech were wholly or partially compromised, our cash flows could be disrupted until such a time as a replacement process could be put in place with a different vendor.  As we add complexity to our systems infrastructure by adding new suppliers and distribution, our total system availability could decline and our results could suffer.

A substantial amount of our computer hardware for operating our services is currently located at the facilities of SAVVIS in New Jersey, AT&T in New York City, Equinix Europe Ltd. in London, England, Global Switch Amsterdam B.V. and TelecityRedbus in the Netherlands. These systems and operations are vulnerable to damage or interruption from human error, floods, fires, power loss, telecommunication failures and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite any precautions we may take, the occurrence of any disruption of service due to any such misconduct, a natural disaster or other unanticipated problems at the SAVVIS facility, the AT&T facility, the Equinix Europe Ltd. facility or the TelecityRedbus and Global Switch Amsterdam B.V. facility could result in lengthy interruptions in our services. In addition, the failure by SAVVIS, Verizon, AT&T, Equinix Europe Ltd., Colt Telecom Group Limited, Verizon Business B.V., or TrueServer B.V. to provide our required data communications capacity could result in interruptions in our service. Any system failure that causes an interruption in service or decreases the responsiveness of our services could impair our reputation, damage our brand name and have a material adverse effect on our business, results of operations and financial condition.

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

•                  decreased customer service and customer satisfaction; or

•                  delays in the introduction of new services,

any of which could impair our reputation, damage our brands and materially and adversely affect our revenues.  While we do maintain redundant systems and hosting services for some of our business, it is possible that we could experience an interruption in our business, and we do not carry business interruption insurance sufficient to compensate us for losses that may occur.

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

We have integrated the majority of our international agency hotel offerings into a single back-office extranet system operated by Booking.com B.V., in order to allow customers of both Booking.com B.V. and Booking.com Limited to access hotels which may have previously been available only through either Booking.com B.V. or Booking.com Limited.  Because all of our international operations’ agency hotel offerings are therefore on one platform, in the event that the extranet operated by Booking.com B.V. experiences a system failure, our international operations could be unable to generate hotel bookings, which would have a material adverse effect on our business, results of operations and financial condition.

Uncertainty regarding state and local taxes.

On an ongoing basis, we conduct a review and interpretation of the tax laws in various states and other jurisdictions relating to the payment of state and local hotel occupancy and other related taxes.  In connection with our review, we have met and had discussions with taxing authorities in certain jurisdictions but the ultimate resolution in any particular jurisdiction cannot be determined at this time.  Currently, hotels collect and remit hotel occupancy and related taxes to the various tax authorities based on the amounts collected by the hotels.  Consistent with this practice, we collect a tax recovery charge on the underlying cost of the hotel room night from customers and are billed by the hotel operators for taxes the hotel operators pay to the appropriate tax authorities.  As discussed above, several jurisdictions have initiated lawsuits indicating the position that sales tax or hotel occupancy tax is applicable to the differential between the price paid by a customer for our service and the amount charged by the hotel for the underlying room.  Historically, we have not collected taxes on this differential.  Additional state and local jurisdictions could assert that we are subject to sales or hotel occupancy taxes on this differential and could seek to collect such taxes, either retroactively or prospectively or both.  Such actions may result in substantial liabilities for past and/or future sales and could have a material adverse effect our business and results of operations.  To the extent that any tax authority succeeds in asserting that any such tax collection responsibility exists, it is likely that, with respect to future transactions, we would collect any such additional tax obligation from our customers, which would have the effect of increasing the cost of hotel room reservations to our customers and, consequently, could reduce hotel reservation transactions.  We will continue to assess the risks of the potential financial impact of additional tax exposure, and to the extent appropriate, we will reserve for those estimates of liabilities.

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

As part of our business strategy, in September 2004, we acquired Booking.com Limited, in July 2005, Booking.com B.V. and, in November 2007, the Agoda Companies.  We may enter into additional business combinations and acquisitions in the future.  Acquisitions may result in dilutive issuances of equity securities, use of our cash resources, incurrence of debt and amortization of expenses related to intangible assets acquired.  In addition, the process of integrating an acquired company, business or technology may create unforeseen operating difficulties and expenditures.  The acquisitions of Booking.com B.V., Booking.com Limited, and the Agoda Companies were accompanied by a number of risks, including, without limitation:

•                  the need to implement or remediate controls, procedures and policies appropriate for a larger public company at companies that prior to the acquisitions may have lacked such controls, procedures and policies;

•                  the difficulty of assimilating the operations and personnel of Booking.com Limited, which are principally located in Cambridge, England, Booking.com B.V., which are principally located in Amsterdam, The Netherlands, and the Agoda Companies, which are principally located in Singapore and Bangkok, Thailand, with and into our operations, which are headquartered in Norwalk, Connecticut;

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

•                  the impairment of relationships with customers of Booking.com B.V., Booking.com Limited and the Agoda Companies or our own customers as a result of any integration of operations;

•                  the impairment of relationships with employees of Booking.com B.V., Booking.com Limited and the Agoda Companies or our own business as a result of any integration of new management personnel;

•                  the potential unknown liabilities associated with Booking.com B.V., Booking.com Limited and the Agoda Companies.

We may experience similar risks in connection with any future acquisitions. We may not be successful in addressing these risks or any other problems encountered in connection with the acquisitions of Booking.com B.V., Booking.com Limited or the Agoda Companies, or that we could encounter in future acquisitions, which would harm our business or cause us to fail to realize the anticipated benefits of our acquisitions.  As of December 31, 2007, we had approximately $434 million assigned primarily to the intangible assets and goodwill of Booking.com B.V., Booking.com Limited and the Agoda Companies, and therefore, the occurrence of any of the aforementioned risks could result in a material adverse impact, including an impairment of these assets, which could cause us to have to record a charge for impairment.  Any such charge could adversely impact our operating results, which would cause our stock price to decline significantly.

We may not be able to keep up with rapid technological and other changes.

The markets in which we compete are characterized by rapidly changing technology, evolving industry standards, consolidation, frequent new service announcements, introductions and enhancements and changing consumer demands. We may not be able to keep up with these rapid changes. In addition, these market characteristics are heightened by the emerging nature of the Internet and the apparent need of companies from many industries to offer Internet based services. As a result, our future success will depend on our ability to adapt to rapidly changing technologies, to adapt our services to evolving industry standards and to continually improve the performance, features and reliability of our service in response to competitive service offerings and the evolving demands of the marketplace. In addition, the widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require us to incur substantial expenditures to modify or adapt our services or infrastructure.

The Financial Accounting Standards Board (“FASB”) is considering accounting rule changes that would significantly impact the accounting for our convertible debt.

During the third quarter 2007, FASB issued for comment a proposed FASB Staff Position No. APB 14-a, “Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-a”) that would significantly impact the accounting for convertible debt.  The FSP would require cash settled convertible debt, such as our $570 million aggregate principal amount of convertible senior notes that are currently outstanding, to be separated into debt and equity components at issuance and a value to be assigned to each.  The value assigned to the debt component would be the estimated fair value, as of the issuance date, of a similar bond without the conversion feature.  The difference between the bond cash proceeds and this estimated fair value would be recorded as a debt discount and amortized to interest expense over the life of the bond.  Although FSP APB 14-a would have no impact on our actual past or future cash flows, it would require us to record a significant amount of non-cash interest expense as the debt discount is amortized.  As a result, there would be a material adverse impact on our results of operations and earnings per share.  In addition, if our convertible debt is redeemed or converted prior to maturity, any unamortized debt discount would result in a loss on extinguishment.  FASB is expected to begin its redeliberations of the guidance in the proposed FSP in February 2008.

FASB’s Emerging Issues Task Force (“EITF”) is reviewing Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.” This Issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock.  Under current US GAAP, the conversion options embedded in our convertible debt are considered to be indexed to our stock.  If certain of the views being discussed by the EITF are adopted, we may be required to account for our embedded conversion options as derivatives and record them on our balance sheet as a liability with subsequent fair value changes recorded in the income statement.  Although EITF 07-5 would have no impact on our actual past or future cash flows, it would require us to record a significant liability on our consolidated balance sheet.  Subsequent fair value adjustments could result in significant charges or credits recorded in our consolidated statement of operations.  As a result, there would be a material adverse impact on our financial position and results of operations and earnings per share.  The EITF is expected to continue discussing EITF 07-5 at future meetings.

We rely on the value of the priceline.com and Booking.com brands, along with others, and the costs of maintaining and enhancing our brand awareness are increasing.

We believe that maintaining and expanding the priceline.com brand, and other owned brands, including Booking.com, Active Hotels, Agoda, Lowestfare.com, Rentalcars.com, Breezenet.com, MyTravelGuide.com and Travelweb, are important aspects of our efforts to attract and expand our user and advertiser base.  As our larger competitors spend increasingly more on advertising, we are required to spend more in order to maintain our brand recognition.  In addition, we have spent considerable money and resources to date on the establishment and maintenance of the priceline.com brands, and we will continue to spend money on, and devote resources to advertising, marketing and other brand building efforts to preserve and enhance consumer awareness of the priceline.com brands. We may not be able to successfully maintain or enhance consumer awareness of the priceline.com brands, and, even if we are successful in our branding efforts, such efforts may not be cost-effective. If we are unable to maintain or enhance customer awareness of the priceline.com brands in a cost-effective manner, our business, results of operations and financial condition would be adversely affected.

Our outstanding convertible senior notes could result in substantial shareholder dilution.

Our convertible senior notes are convertible into shares of our common stock if certain specified conditions are met.  All of our convertible notes are currently convertible.  Upon conversion, the holder will receive cash for the principal amount of the note and cash or shares of our common stock or a combination of cash and shares of our common stock for the conversion value in excess of such principal amount.  If our stock trades above the conversion prices of the outstanding convertible notes, our diluted share count will increase by the net number of shares that would become issuable to the holders of our outstanding convertible notes and, as a consequence, have a dilutive impact on net income per share.  As an example, at stock prices of $40 per share, $80 per share, $100 per share and $150 per share, our diluted share count would include approximately 0.1 million, 7.2 million, 8.6 million and 10.5 million equivalent shares, respectively, related to the conversion premium on our convertible debt (excluding the offsetting impact of the Conversion Spread Hedges described in Note 12 to the Consolidated Financial Statements).  The Conversion Spread Hedges increase the effective conversion price of the 2011 Notes and the 2013 Notes from $40.38 to $50.47 per share, and reduce the dilution upon conversion of the 2011 Notes and the 2013 Notes.  Since the impact of the Conversion Spread Hedges is anti-dilutive it is excluded from the calculation of net income per share under GAAP until they are exercised upon maturity.

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

There has been recent discussion in the press regarding the examination and issuance of so called “business method” patents. As a result, the United States Patent and Trademark Office has indicated that it intends to intensify the review process applicable to such patent applications. The new procedures are not expected to have a direct effect on patents already granted. We cannot anticipate what effect, if any, the new review process will have on our pending patent applications.  In addition, there has been recent discussion in various federal court proceedings regarding the patentability and validity of so called “business method” patents. The Court of Appeals for the Federal Circuit, in a recent order in In re Bilski, has questioned whether it should review its earlier decision affirming the patentability of so-called business method patents in State Street Bank v. Signature Financial.   We cannot anticipate what effect, if any, any new federal court decision will have on our issued patents or pending patent applications.

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

Our results may also be affected by seasonal fluctuations in the supply made available to us by airlines, hotels and rental car suppliers. Our revenues and operating results may continue to vary significantly from quarter to quarter because of these factors. As a result, quarter-to-quarter comparisons of our revenues and operating results may not be meaningful. In addition, due to our limited operating history, a relatively new and unproven business model and an uncertain environment in the travel industry, it may be difficult to predict our future revenues or results of operations.

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

•                  occurrences of a significant security breach;

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

We are defendants in securities class action litigations. In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities. To the extent our stock price declines or is volatile, we may in the future be the target of additional litigation. This additional litigation could result in substantial costs and divert management’s attention and resources.

We are party to legal proceedings which, if adversely decided, could materially adversely affect us.

We are a party to the legal proceedings described in Note 17 to our Consolidated Financial Statements.  The defense of the actions described in Note 17 may increase our expenses and an adverse outcome in any of such actions could have a material adverse effect on our business, results of operations and financial condition.

Regulatory and legal uncertainties could harm our business.

The services we offer through the priceline.com service are regulated by federal and state governments. Our ability to provide such services is and will continue to be affected by such regulations. The implementation of unfavorable regulations or unfavorable interpretations of existing regulations by courts or regulatory bodies could require us to incur significant compliance costs, cause the development of the affected markets to become impractical and otherwise have a material adverse effect on our business, results of operations and financial condition.  See “Uncertainty regarding state and local taxes.”

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our executive, administrative, operating offices and network operations center are located in approximately 92,000 square feet of leased office space located in Norwalk, Connecticut.  Booking.com Limited leases approximately 11,000 square feet of office space primarily in Cambridge, England.  Booking.com B.V. leases approximately 85,000 square feet of office space primarily in Amsterdam, Netherlands.  We also lease office space in 13 other countries in support of our international operations.  We do not own any real estate as of February 15, 2008.

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

City of Los Angeles v. Hotels.com, Inc., et al.:  On December 30, 2004, a putative class action complaint was filed in the Superior Court for the County of Los Angeles by the City of Los Angeles on behalf of itself and an alleged class of California cities, counties and other municipalities that have enacted occupancy taxes.  In addition to the tax claims, the complaint also asserts unfair competition claims under California Business and Professions Code § 17200, et seq. (“Section 17200”).  On August 31, 2005, the City of Los Angeles filed an amended complaint adding a claim for a declaratory judgment.  On September 26, 2005, the court sustained the defendants’ demurrers on grounds of improper joinder of defendants and claims, and therefore, dismissed the amended complaint, with leave to file a second amended complaint.  On February 8, 2006, the City of Los Angeles filed a second amended complaint that asserts the same claims but includes additional allegations of fact.  On March 27, 2006, at the direction of the court, the defendants filed renewed demurrers to the second amended complaint on grounds of improper joinder of defendants and claims.  On March 31, 2006, the defendants filed a petition to coordinate this matter with the City of San Diego case (discussed below).  On July 12, 2006, that petition was granted, and, as a result, this case and the City of San Diego case will now proceed in the Superior Court of Los Angeles.   On January 17, 2007, the defendants filed demurrers to the City of Los Angeles’ second amended complaint on all issues other than misjoinder of defendants and claims.  On March 1, 2007, the court denied defendants’ previously-filed demurrers on grounds of improper joinder of defendants and claims.  On March 2, 2007, the City of Los Angeles filed a third amended complaint.  On April 11, 2007, the defendants filed renewed demurrers to the third amended complaint.  On July 27, 2007, the court sustained the defendants’ demurrers and dismissed the City’s third amended complaint without prejudice to re-filing upon the exhaustion of the City’s mandatory administrative procedures for tax collection, and stayed the action pending such exhaustion.  The City is presently conducting those administrative procedures.

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

City of Rome, Georgia, et al., v. Hotels.com, L.P., et al.:  On November 18, 2005, a putative class action complaint was filed in the United States District Court for the Northern District of Georgia by the City of Rome, Hart County and the City of Cartersville on behalf of themselves and a putative class of Georgia cities, counties and governments which have enacted transient occupancy taxes and/or excise taxes on lodging.  In addition to the tax claims, the complaint also asserts claims for violation of Georgia’s Uniform Deceptive and Unfair Trade Practices Act, conversion, unjust enrichment, a constructive trust and a declaratory judgment.  On February 6, 2006, the Company and certain other defendants moved to dismiss the complaint.  On May 8, 2006, the court granted defendants’ motion to dismiss all claims relating to the Georgia sales and use tax and denied defendants’ motion to dismiss the excise tax claims.  The plaintiffs filed an amended complaint on June 7, 2006 naming additional plaintiffs.  On February 9, 2007, the defendants moved for summary judgment on the plaintiffs’ claims for plaintiffs’ failure to exhaust the administrative procedures required by Georgia law and plaintiffs’ respective ordinances.  On May 10, 2007, the court denied the defendants’ motion but concluding that plaintiffs were required to estimate, assess and attempt to collect the taxes at issue.  The court stayed further litigation to permit plaintiffs to comply with those administrative procedures.  Since May 10, 2007, certain of the plaintiffs have sent the Company and other defendants notices of deficiency and requests for reports regarding hotel reservation transactions in their respective jurisdictions, to which the Company and other defendants have responded.

Pitt County v. Hotels.com, L.P., et al.:  On December 1, 2005, a putative class action complaint was filed in the North Carolina General Court of Justice, Superior Court Division by Pitt County on behalf of itself and a putative class of North Carolina political subdivisions that impose occupancy taxes.  In addition to the tax claims, the complaint also asserts claims for violation of North Carolina General Statute § 75-1, et seq., conversion, a constructive trust and a declaratory judgment.  On February 13, 2006, the defendants removed this action to the United States District Court for the Eastern District of North Carolina.  On March 13, 2006, the defendants moved to dismiss the complaint.  On March 29, 2007, the court denied defendants’ motion to dismiss the complaint.  On April 13, 2007, the defendants moved for reconsideration of that decision or, in the alternative, interlocutory appeal.  On August 13, 2007, the court granted defendants’ motion for reconsideration of the court’s prior order denying the defendants’ motion to dismiss, and dismissed the action in its entirety.  On September 6, 2007, Pitt County filed a notice of appeal of that decision to the United States Court of Appeals for the Fourth Circuit.  That appeal is pending.

City of San Antonio, Texas v. Hotels.com, L.P., et al.:  On May 8, 2006, a putative class action complaint was filed in the United States District Court for the Western District of Texas, San Antonio Division, by the City of San Antonio on behalf of itself and putative classes of Texas municipalities.  In addition to the tax claims, the complaint also asserts claim for conversion and a declaratory judgment.  On June 30, 2006, the Company and other defendants moved to dismiss the complaint.  On August 28, 2006, the plaintiff moved for class certification.  Following briefing of the motion to dismiss and motion for class certification, on October 30, 2006, the plaintiff filed a first amended complaint that limited the putative classes of Texas municipalities to 175 specifically enumerated municipalities that plaintiff alleges to have hotel occupancy tax ordinances similar to that of the plaintiff.  On March 21, 2007, the court denied defendants’ motion to dismiss the City of San Antonio’s amended complaint.   On May 16 and 17, 2007, the court conducted a hearing on the City of San Antonio’s motion for class certification.  That motion remains pending.   On September 7, 2007, the defendants filed a motion for reconsideration of the court’s March 21, 2007 order denying the defendants’ motion to dismiss, and that motion was denied on October 1, 2007.

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

City of Columbus, et al. v. Hotels.com, L.P., et al.:  On August 8, 2006, a putative class action complaint was filed in the United States District Court for the Southern District of Ohio by the cities of Columbus and Dayton on behalf of themselves and a putative class of Ohio cities, counties and townships that have enacted occupancy or excise taxes on lodging.  In addition to the tax claims, the complaint also asserts claims for unjust enrichment, money had and received, conversion, a constructive trust and a declaratory judgment.   On September 25, 2006, the Company and other defendants moved to dismiss the complaint.  On September 27, 2006, the Company and other defendants moved to transfer the case to the United States District Court for the Northern District of Ohio, where the City of Findlay case (discussed below) is pending.  On January 8, 2007, the Magistrate Judge issued a report and recommendation that the case be transferred to the Northern District of Ohio.  Plaintiffs objected to the Magistrate Judge’s report and recommendations.  On July 10, 2007, the United States District Court for the Southern District of Ohio transferred the case to the United States District Court for the Northern District of Ohio.  On July 23, 2007, the court in the Northern District of Ohio granted defendants’ motion to dismiss the plaintiffs’

Consumer Sales Practices Act claims and denied defendants’ motion to dismiss the remaining claims, adopting the reasoning of the court’s opinion on the motion to dismiss in the City of Findlay case.  On August 31, 2007, the defendants answered the complaint.  On November 5, 2007, the parties jointly moved to consolidate the City of Columbus action with the City of Findlay action for pre-trial purposes, and that motion was granted on November 6, 2007.  On February 19, 2008, the cities of Columbus, Dayton and Findlay moved to amend their respective complaints to drop all class action allegations and to add nine additional Ohio municipalities as plaintiffs.   That motion is pending.

Louisville/Jefferson County Metro Government v. Hotels.com, L.P., et al.:  On September 21, 2006, a putative class action was filed in the United States District Court for the Western District of Kentucky by the Louisville/Jefferson County Metro Government on behalf of itself and a putative class of Kentucky cities, counties and townships that have enacted transient room taxes.  In addition to the tax claims, the complaint also asserts claims for conversion, money had and received, unjust enrichment, a constructive trust, and a declaratory judgment.  On December 15, 2006, the plaintiff moved to amend the complaint to make certain changes to the identity of the defendants. That motion was granted, and, on January 8, 2007, plaintiff filed its amended complaint.  On December 22, 2006, the defendants moved to dismiss the original complaint, and, on January 17, 2007, renewed their motion to dismiss with respect to the amended complaint.  On August 10, 2007, the court denied the defendants’ motion to dismiss.  On September 13, 2007, the defendants answered.  On October 26, 2007, the defendants filed a motion for reconsideration of the court’s order denying the defendants’ motion to dismiss, or, in the alternative, certification of interlocutory appeal to the Kentucky Supreme Court or the United States Court of Appeals for the Sixth Circuit.  On November 9, 2007, the plaintiff moved to strike the defendants’ motion for reconsideration.  Both motions are pending.  The plaintiff has stated its intent to seek to amend its amended complaint to withdraw its class allegations.

County of Nassau, New York v. Hotels.com, LP, et al.:  On October 24, 2006, a putative class action was filed in the United States District Court for the Eastern District of New York by Nassau County on behalf of itself and a putative class of New York cities, counties and other local governmental entities that have imposed hotel taxes since March 1, 1995.  In addition to the tax claims, the complaint also asserts claims for conversion, unjust enrichment and a constructive trust.  On January 31, 2007, the defendants moved to dismiss the complaint.  On August 17, 2007, the court granted the defendants’ motion to dismiss the complaint for the County of Nassau’s failure to exhaust its mandatory administrative procedures for tax collection.  On September 12, 2007, the County of Nassau filed a notice of appeal of that order to the United States Court of Appeals for the Second Circuit.  That appeal is pending.

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

City of Gallup, New Mexico v. Hotels.com, L.P., et al.:  On July 6, 2007, a putative class action was filed in the United States District Court for the District of New Mexico by the City of Gallup on behalf of itself and a putative class of New Mexico taxing authorities that have enacted lodgers’ taxes.  The complaint asserts claims for violation of the New Mexico Lodger’s Tax Act and municipal ordinances.  On August 27, 2007, the defendants answered the City of Gallup’s complaint.  The parties are currently conducting discovery.

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

City of Findlay v. Hotels.com, L.P., et al.:  On October 25, 2005, a putative class action complaint was filed in the Common Pleas Court of Hancock County, Ohio by the City of Findlay on behalf of itself and a putative class of Ohio cities, counties and townships that have enacted occupancy or excise taxes on lodging.  In addition to the tax claims, the complaint also asserts claims for violation of the Ohio Consumer Sales Practices Act, Ohio Revised Code Chapter 1345, et seq., conversion, a constructive trust and a declaratory judgment.  On November 22, 2005, the Company and certain other defendants removed this action to the United States District Court for the Northern District of Ohio.  On January 30, 2006, the defendants moved to dismiss the complaint.  On July 26, 2006, the court granted defendants’ motion to dismiss the Consumer Sales Practices Act claims and denied defendants’ motion to dismiss the remaining claims.  On August 2, 2007, the City of Findlay filed a motion seeking leave to amend its complaint to withdraw its allegations seeking to assert claims on behalf of a state-wide class of Ohio cities, counties and townships that have enacted occupancy or excise taxes on lodging.  On August 15, 2007, the court granted that motion and an amended complaint withdrawing those class allegations was filed.  On September 4, 2007, the defendants answered the amended complaint.  On November 5, 2007, the parties jointly moved to consolidate the City of Findlay action with the City of Columbus action (discussed above) for pre-trial purposes, and that motion was granted on November 6, 2007.   On February 19, 2008, the cities of Columbus, Dayton and Findlay moved to amend their respective complaints to drop all class action allegations and to add nine additional Ohio municipalities as plaintiffs.   That motion is pending.

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

City of San Diego, California v. Hotels.com L.P., et al.:  On February 9, 2006, the City of San Diego, California filed a complaint in Superior Court for the County of San Diego, California.  In addition to the tax claims, the complaint also asserts unfair competition claims under Section 17200.  On

March 31, 2006, the defendants filed with a petition to coordinate this matter with the City of Los Angeles case (discussed above).  On July 12, 2006, that petition was granted, and, as a result, this case was coordinated with the City of Los Angeles action and will proceed in the Superior Court of Los Angeles.  As discussed above, on March 1, 2007, the court denied defendants’ previously-filed demurrers to the City of Los Angeles’ Second Amended Complaint on misjoinder grounds, which the parties deemed applicable to the City of San Diego’s complaint.  On January 17, 2007, the defendants filed demurrers to the City of San Diego’s complaint on all issues other than misjoinder of defendants and claims.  On March 8, 2007, the City of San Diego filed an amended complaint.  On April 11, 2007, the defendants filed a renewed motion to dismiss the amended complaint.  On July 27, 2007, the court sustained the defendants’ demurrers and dismissed the City’s amended complaint without prejudice to re-filing upon the exhaustion of the City’s mandatory administrative procedures for tax collection, and stayed the action pending such exhaustion.  The City is presently conducting those administrative procedures.

City of Atlanta, Georgia v. Hotels.com L.P., et al.:  On March 29, 2006, the City of Atlanta, Georgia filed a complaint in the Superior Court of Fulton County, Georgia.  In addition to the tax claims, the complaint also asserts claims for a declaratory judgment, conversion, unjust enrichment, a constructive trust and a demand for an equitable accounting.  On June 5, 2006, certain defendants, including the Company and its subsidiaries, answered the complaint.  The parties proceeded to conduct discovery.  On October 12, 2006, as directed by the court, the defendants submitted briefs regarding the City of Atlanta’s failure to exhaust the administrative remedies dictated by Georgia law and its own ordinance.  On December 12, 2006, the court dismissed the City of Atlanta’s action for lack of jurisdiction because the City of Atlanta failed to exhaust mandatory administrative remedies prior to bringing suit.  On January 10, 2007, the City of Atlanta filed a notice of appeal to the court’s order deciding it lacked jurisdiction.  On October 26, 2007, the Georgia Court of Appeals affirmed the order of the Georgia Superior Court.  On November 5, 2007, the City moved for reconsideration of the October 26, 2007 opinion, and that motion was denied on November 13, 2007.  On December 10, 2007, the City filed a petition for certiorari with the Georgia Supreme Court.  The defendants have opposed that petition, which remains pending.

City of Charleston, South Carolina v. Hotel.com, et al.:  On April 26, 2006, the City of Charleston, South Carolina filed a complaint in the Court of Common Pleas, Ninth Judicial Circuit of South Carolina.  In addition to the tax claims, the complaint also asserts claims for conversion, a constructive trust and a demand for a legal accounting.  On May 31, 2006, defendants removed the case to the United States District Court for the District of South Carolina, Charleston Division.  On July 7, 2006, the defendants answered the complaint.  On January 23, 2007, the City of Charleston moved to amend the complaint to assert claims arising under the South Carolina Unfair Trade Practices Act.   On April 23, 2007, the court granted plaintiff’s motion for leave to amend its complaint to assert claims arising under the South Carolina Unfair Trade Practices Act, and plaintiff amended its complaint to assert such claims on May 14, 2007.  On April 26, 2007, the court granted defendants’ unopposed motion to consolidate this case with Town of Mount Pleasant (discussed below).  On June 4, 2007, the defendants moved to dismiss the amended complaint.  On November 5, 2007, the court denied that motion.  The parties are currently conducting discovery.

Town of Mount Pleasant, South Carolina v. Hotels.com, et al.:  On May 23, 2006, the Town of Mount Pleasant, South Carolina filed a complaint in the Court of Common Pleas, Ninth Judicial Circuit of South Carolina.  On July 21, 2006, the defendants removed the case to the United States District Court for the District of South Carolina, Charleston Division.  On September 15, 2006, the defendants answered the complaint.  On January 22, 2007, the Town of Mount Pleasant moved to amend the complaint to assert claims arising under the South Carolina Unfair Trade Practices Act.  On April 23, 2007, the court granted plaintiff’s motion for leave to amend its complaint to assert claims arising under the South Carolina Unfair Trade Practices Act, and plaintiff amended its complaint to assert such claims on May 14, 2007.  On April 26, 2007, the court granted defendants’ unopposed motion to consolidate this case with City of Charleston (discussed above).  On June 4, 2007, the defendants moved to dismiss the amended complaint.  On November 5, 2007, the court denied that motion.  The parties are currently conducting discovery.

City of North Myrtle Beach, South Carolina v. Hotels.com, LP, et al.:  On August 28, 2006, the City of North Myrtle Beach, South Carolina filed a complaint in the Court of Common Pleas, Fifteenth Judicial Circuit of South Carolina.  On October 27, 2006, the Company and certain other defendants removed the case to the United States District Court for the District of South Carolina, Florence Division.  On December 1, 2006, the defendants filed their motion to dismiss the complaint.  On September 30, 2007, the court denied that motion.

Wake County v. Hotels.com, LP, et al.:  On November 3, 2006, Wake County, North Carolina filed a complaint in the General Court of Justice, Superior Court Division, Wake County, North Carolina.  In addition to the claim for Room Occupancy Taxes, the complaint also asserted claims for a declaratory judgment, an injunction, conversion, imposition of a constructive trust, an accounting, violation of North Carolina General Statute § 75-1, et seq., and breach of agency duties and statutory penalties.  On January 31, 2007, the defendants moved to dismiss this action.  On February 1, 2007, the defendants moved to designate the case as a complex business case subject to the jurisdiction of the North Carolina Business Court, to which plaintiff consented and the case was transferred to the Business Court.  On April 4, 2007, the Wake County, Dare County, Buncombe County and Dare County actions (discussed below) were consolidated for pre-trial purposes, and the following discussion applies to all four actions.  On May 7, 2007, the defendants moved to dismiss the Dare County and Buncombe County actions.  On November 19, 2007, the court granted in part and denied in part the motions to dismiss.  The court dismissed all claims for conversion, all claim for violation of North Carolina General Statute § 75-1, et seq.  The court also dismissed all claims brought by Cumberland County for that plaintiff’s failure to exhaust mandatory administrative remedies before filing suit.  The remaining claims brought by the other three plaintiffs survived the defendants’ motions.  The remaining parties are currently conducting discovery.

Cumberland County v. Hotels.com, LP, et al.: On December 4, 2006, Cumberland County, North Carolina filed a complaint in the General Court of Justice, Superior Court Division, Cumberland County, North Carolina.  In addition to the claim for Room Occupancy Taxes, the complaint also asserted claims for a declaratory judgment, an injunction, conversion, imposition of a constructive trust, an accounting, violation of North Carolina General Statute § 75-1, et seq., and breach of agency duties and statutory penalties.  On February 12, 2007, the defendants moved to dismiss this action and moved to designate the case as a complex business case subject to the jurisdiction of the North Carolina Business Court, to which plaintiff consented and the case was transferred to the Business Court.  On April 4, 2007, this action was consolidated with Wake County, which is discussed in further detail above.

Dare County v. Hotels.com, LP, et al.:  On January 26, 2007, Dare County, North Carolina filed a complaint in the General Court of Justice, Superior Court Division, Dare County, North Carolina.  In addition to the claim for Room Occupancy Taxes, the complaint also asserted claims for a declaratory judgment, an injunction, conversion, imposition of a constructive trust, an accounting, violation of North Carolina General Statute § 75-1, et seq., and breach of agency duties and statutory penalties.  On February 22, 2007, the defendants moved to designate the case as a complex business case subject to the jurisdiction of the North Carolina Business Court, and the case was thereafter transferred to the Business Court.  On April 4, 2007, this action was consolidated with Wake County, which is discussed in further detail above.

Buncombe County v. Hotels.com, LP, et al.:  On February 1, 2007, Buncombe County, North Carolina filed a complaint in the General Court of Justice, Superior Court Division, Buncombe County, North Carolina.  In addition to the Company and those subsidiaries named in certain of the foregoing litigations (Lowestfare.com Incorporated and Travelweb LLC), the complaint also names priceline.com LLC as a defendant.  The complaint seeks a declaratory judgment that the defendants are liable for occupancy taxes, as well as supplemental relief including, without limitation, an accounting and a determination of the amount of taxes due but unpaid.  Buncombe County designated its complaint as a mandatory complex business case subject to the jurisdiction of the North Carolina Business Court.  On April 4, 2007, this action was consolidated with Wake County, which is discussed in further detail above.

City of Branson v. Hotels.com, LP., et al.:  On December 28, 2006, the City of Branson, Missouri filed a complaint in the Circuit Court of Greene County, Missouri.  In addition to the claim for Tourism Taxes, the complaint also asserted claims for a declaratory judgment, conversion and a legal accounting.  On April 23, 2007, the defendants moved to dismiss the complaint, and that motion was denied on November 26, 2007.  The parties are presently conducting discovery.

Horry County, et al. v. Hotels.com, LP, et al.:  On February 2, 2007, Horry County, South Carolina and the Horry County Administrator filed a complaint in the Court of Common Pleas, Horry County.  The complaint seeks a declaratory judgment that the defendants are liable for occupancy taxes and that the plaintiffs are entitled to other relief, including penalties and interest.  On April 30, 2007, the defendants moved to dismiss the complaint.  On January 7, 2008, the court indicated that it would deny the defendants’ motion to dismiss, but no order has been entered.

City of Myrtle Beach, South Carolina v. Hotels.com, LP, et al.:  On February 2, 2007, the City of Myrtle Beach, South Carolina filed a complaint in the Court of Common Pleas, Horry County.  The complaint seeks a declaratory judgment that the defendants are liable for occupancy taxes and that the plaintiff is entitled to other relief, including penalties and interest.  On April 23, 2007, the defendants moved to dismiss the complaint.  On December 11, 2007, the court heard argument on that motion, along with the motion in the Horry County action (discussed above).

City of Houston, Texas v. Hotels.com, LP., et al.:  On March 5, 2007, the City of Houston, Texas filed a complaint in the District Court of Harris County, Texas.  In addition to the claim for violation of the Houston hotel occupancy tax ordinance, the complaint also asserted claims for conversion, constructive trust, civil conspiracy, and a legal accounting.  On April 30, 2007, the defendants filed special exceptions to the complaint.  On July 5, 2007, the court denied in part and granted in part the defendants’ special exceptions.  The court denied the special exceptions relating to the adequacy of the plaintiff’s allegations, but granted the special exceptions requiring the plaintiff to state with specificity the maximum amount of damages claimed.  On October 2, 2007, the City of Houston filed an amended complaint adding the Harris County Sports Authority as a plaintiff.  On October 15, 2007, the Company and the other defendants filed renewed special exceptions to the complaint and affirmative defenses.  On November 19, 2007, the court granted those special exceptions.  On January 22, 2008, the plaintiffs filed a second amended petition.  On February 4, 2008, the Company and the defendants filed renewed special exceptions to the petition and moved to dismiss the action.  The special exceptions and motion are pending.

City of Oakland, California v. Hotels.com, L.P., et al.:  On June 29, 2007, the City of Oakland, California filed a complaint in the United States District Court for the Northern District of California.  In addition to the claim for violation of the City of Oakland’s Transient Tax Ordinance, the complaint also asserted unfair competition claims under California Business and Professions Code § 17200, et seq., and claims for conversion, unjust enrichment, punitive damages, a constructive trust and a declaratory judgment.  On September 18, 2007, the defendants moved to dismiss the complaint.  On November 6, 2007, the court granted the defendants’ motion and dismissed the City of Oakland’s complaint with prejudice for the City’s failure to exhaust its mandatory administrative procedures for tax collection.  On December 5, 2007, the City of Oakland filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit.  That appeal is being briefed.

City of Madison v. Expedia, Inc., et al.:  On November 30, 2007, the City of Madison filed a declaratory judgment complaint in the Circuit Court for Dane County, Wisconsin seeking a declaration that the defendants are subject to the Madison hotel occupancy tax.  On January 23, 2008, the Company and the other defendants moved to dismiss the City of Madison’s declaratory judgment complaint on the basis that the City failed to exhaust its mandatory administrative remedies before filing suit.  That motion is pending.

Mecklenburg County v. Hotels.com LP, et al.:  On January 14, 2008, Mecklenburg County filed a complaint in the General Court of Justice, Superior Court Division, Mecklenburg County, North Carolina.  In addition to the claim for room occupancy taxes, the complaint also asserted claims for a declaratory judgment, an injunction, conversion, imposition of a constructive trust, an accounting, violation of North Carolina General Statute § 75-1, et seq., and breach of agency duties and statutory penalties.  At the time it filed the complaint, Mecklenburg also moved to designate the case as a complex business case subject to the jurisdiction of the North Carolina Business Court.  The Company and its subsidiaries accepted service of the complaint and are presently scheduled to move to dismiss, answer or otherwise respond to the complaint on or before March 24, 2008.  On February 19, 2008, this action was consolidated with Wake County, which is discussed in further detail above.

We have also been informed by counsel to the plaintiffs in certain of the aforementioned actions that various, undisclosed municipalities or taxing jurisdictions may file additional cases against the Company, Lowestfare.com Incorporated and Travelweb LLC in the future.  Some of those municipalities or taxing jurisdictions have sent the Company and/or its subsidiaries tax notices or demands, including Brunswick County and Stanly County, North Carolina, Jefferson County, Arkansas, City of North Little Rock, Arkansas, and the Pine Bluff Advertising and Promotion Commission.

The Company intends to defend vigorously against the claims in all of the aforementioned proceedings.

Consumer Class Actions

Marshall, et al. v. priceline.com, Inc.:  On February 17, 2005, a putative class action complaint was filed in the Superior Court of the State of Delaware for New Castle County by Jeanne Marshall and three other individuals on behalf of themselves and a putative class of allegedly similarly situated consumers nationwide against the Company.  The complaint alleged that the Company violated the Delaware Consumer Fraud Act, Del. Code Ann. Tit. 6, § 2511, et seq., relating to its disclosures and charges to customers to cover taxes under city hotel occupancy tax ordinances nationwide, and service fees.  The Company moved to dismiss the complaint on April 21, 2005.  On June 10, 2005, plaintiffs filed an amended complaint that asserts claims under the Delaware Consumer Fraud Act and for breach of contract and the implied duty of good faith and fair dealing.  The amended complaint seeks compensatory damages, punitive damages, attorneys’ fees and other relief.  On October 31, 2006, the court granted in part and denied in part the Company’s motion to dismiss.  The court dismissed all claims arising under the Delaware Consumer Fraud Act.  The court also dismissed all claims for breach of contract and the implied duty of good faith and fair dealing that relate to Company’s charges for service fees.  The court denied the Company’s motion to dismiss the breach of contract and implied duty of good faith and fair dealing claims as they relate to the Company’s charges to consumers to cover taxes under city hotel occupancy tax ordinances.  The parties are currently conducting discovery.  The plaintiffs have stated their intent to seek leave to amend their complaint.

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

Other Possible Actions

At various times the Company has also received inquiries or proposed tax assessments from municipalities and other taxing jurisdictions relating to its charges and remittance of amounts to cover state and local hotel occupancy and other related taxes.  The City of New Orleans, Louisiana, the City of Philadelphia, Pennsylvania, Miami-Dade County, Florida, Broward County, Florida, the City of Anaheim, California, and state tax officials from Wisconsin, Pennsylvania, and Indiana, among others, have begun formal or informal administrative procedures or stated that they may assert claims against the Company relating to allegedly unpaid state or local hotel occupancy or related taxes.  In addition, the State of New Jersey Department of Taxation has begun an audit related to the state’s Corporation Business Tax.  The Company is unable at this time to predict whether any such proceedings or assertions will result in litigation.

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

On May 3, 2007, the Company entered into a Stipulation and Agreement of Settlement (“Settlement Agreement”) to settle a class action lawsuit brought after its announcement that third quarter 2000 revenues would not meet expectations.  Under the terms of the Settlement Agreement, the class received $80 million in return for a release, with prejudice, of all claims against the Company and the individual defendants (the “Settling Defendants”) that are related to the purchase of the Company’s securities by class members during the class period.  The Company’s insurance carriers funded $30 million of the settlement.  As a result, the Company recorded a 2007 net charge of approximately $55.4 million representing its share of the cost to settle the litigation and cover related expenses.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote of stockholders of priceline.com during the fourth quarter of the year ended December 31, 2007.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is quoted on the NASDAQ Global Select Market under the symbol “PCLN.”  The following table sets forth, for the periods indicated, the high and low sales prices per share of the common stock as reported on the NASDAQ Global Select Market:

2007	High	Low

First Quarter	$56.11	$41.80
Second Quarter	69.40	53.33
Third Quarter	91.95	59.50
Fourth Quarter	120.67	79.15

2006

First Quarter	$24.98	$21.06
Second Quarter	32.66	23.72
Third Quarter	37.16	25.62
Fourth Quarter	44.28	36.51

Holders

As of February 15, 2008, there were approximately 626 stockholders of record of priceline.com’s common stock, although we believe that there are a significantly larger number of beneficial owners.

Dividend Policy

We have not declared or paid any cash dividends on our capital stock since our inception and do not expect to pay any cash dividends for the foreseeable future. We currently intend to retain future earnings, if any, to finance the expansion of our business.

Equity Compensation Plan Information

Information required by Part II, Item 5, relating to Equity Compensation Plan Information will be included in our Proxy Statement relating to our 2008 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2007.

Performance Measurement Comparison

The following graph shows the total stockholder return through December 31, 2007 of an investment of $100 in cash on January 1, 2003 for priceline.com common stock and an investment of $100 in cash on January 1, 2003 for (i) the NASDAQ Market Index and (ii) the Hemscott Group Index.  The Hemscott Group Index is an index of stocks representing the Internet industry, including Internet software and services companies and e-commerce companies.  Historic stock performance is not necessarily indicative of future stock price performance.  All values assume reinvestment of the full amount of all dividends and are calculated as of the last day of each month:

Measurement Point	Priceline.com Incorporated	Internet Software & Svcs	NASDAQ Market Index

2002	100.00	100.00	100.00
2003	186.46	200.13	150.36
2004	245.73	252.24	163.00
2005	232.50	218.28	166.58
2006	454.27	207.19	183.68
2007	1196.46	221.50	201.91

Sales of Unregistered Securities

In 2007, a holder of our 2.25% Convertible Senior Notes converted approximately $50,000 in principal amount of notes into 819 shares of our common stock and holder of our 1% Convertible Senior Notes converted approximately $23,000 in principal amount of notes into 575 shares of our common stock.  See Note 12 to the Consolidated Financial Statements.

Issuer Purchases of Equity Securities

The following table sets forth information relating to repurchases of our equity securities during the three months ended December 31, 2007:

ISSUER PURCHASES OF EQUITY SECURITIES
				(c) Total Number of	(d) Maximum Number (or
				Shares (or Units)	Approximate Dollar Value)
	(a) Total Number		(b) Average	Purchased as Part of	of Shares (or Units) that May
	of Shares (or		Price Paid per	Publicly Announced	Yet Be Purchased Under the
Period	Units) Purchased		Share (or Unit)	Plans or Programs	Plans or Programs
October 1, 2007 – October 31, 2007	1,658	(3)	$92.02	—	$44,866,000	(1)
	—			—	$20,447,000	(2)
November 1, 2007 – November 30, 2007	2,758	(3)	$95.27	—	$44,866,000	(1)
	—		—		$20,447,000	(2)
December 1, 2007 – December 31, 2007	—		—	—	$44,866,000	(1)
	—		—	—	$20,447,000	(2)
Total	4,416		$94.05	—	$65,313,000

1	Pursuant to a stock repurchase program announced on November 2, 2005, whereby the Company was authorized to repurchase up to $50,000,000 of its common stock.

2	Pursuant to a stock repurchase program announced on September 21, 2006, whereby the Company was authorized to repurchase up to $150,000,000 of its common stock.

3

Pursuant to a general authorization, not publicly announced, whereby the Company is authorized to repurchase shares of its common stock to satisfy employee withholding tax obligations related to stock-based compensation.

Item 6.  Selected Financial Data

SELECTED FINANCIAL DATA

The total liabilities amount for the years ended December 31, 2006, 2005 and 2004 included in selected financial data presented below has been restated.  See Note 21 to the Consolidated Financial Statements.  The following selected consolidated financial data presented below are derived from the Consolidated Financial Statements and related Notes of the Company, and should be read in connection with those statements, some of which are included herein.  Selected financial data reflects data related to the Agoda Companies, Booking.com B.V., Booking.com Limited and Travelweb LLC from their respective acquisition dates of November 2007, July 2005, September 2004 and May 2004.  The information set forth below is not necessarily indicative of future results and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share amounts)

Total revenues	$1,409,409	$1,123,103	$962,660	$914,372	$863,661
Total costs of revenues	769,997	722,004	694,797	716,217	717,716
Gross profit	639,412	401,099	267,863	198,155	145,945
Total operating expenses	501,477	339,113	231,979	167,733	137,927
Operating income	137,935	61,986	35,884	30,422	8,018
Total other income (expense)	12,088	3,646	(181)	1,405	1,567
Income tax benefit (1)	12,059	12,388	156,277	193	—
Equity in income (loss) of investees and minority interests	(5,000)	(3,554)	749	(511)	2,331
Net income (1)	157,082	74,466	192,729	31,509	11,916
Net income applicable to common stockholders (1)	155,527	72,539	190,875	29,997	10,425
Net income applicable to common stockholders per basic common share (1)	4.13	1.88	4.87	0.78	0.28
Net income applicable to common stockholders per diluted share (1)	3.42	1.68	4.21	0.76	0.27
Total assets	1,350,856	1,105,648	754,028	542,082	337,784
Long-term obligations, minority interest and redeemable preferred stock (2)	646,702	656,420	313,942	268,562	139,063
Total liabilities (3)	754,713	721,136	347,828	325,155	175,207
Total stockholders’ equity	579,107	348,556	369,071	199,143	149,107

(1)

The Company recorded income tax benefits in the years ended December 31, 2007, 2006 and 2005, amounting to $47.9 million, $28.1 million and $170.5 million, respectively, resulting from a reversal of a portion of the valuation allowance on its deferred tax assets.

(2)	Includes convertible debt which is classified as a current liability as of December 31, 2007.

(3)	Total liabilities has been restated for the years ended December 31, 2006, 2005 and 2004. See Note 21 to the Consolidated Financial Statements.

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

Overview

General.  We are a leading online travel company that offers our customers a broad range of travel services, including airline tickets, hotel rooms, car rentals, vacation packages, cruises and destination services.  In the United States, we offer our customers a unique choice: the ability to purchase travel services in a traditional, price-disclosed manner or the opportunity to use our unique Name Your Own Price® service, which allows our customers to make offers for travel services at discounted prices.  Internationally, we offer our customers hotel room reservations in 60 countries and 22 languages.

We launched our business in the United States in 1998 under the priceline.com brand and have since expanded our operations to include, among others, the brands Booking.com and Active Hotels in Europe and Agoda in Asia.  Our goal is to be the leading worldwide online hotel reservation service and be the top online discount travel agent in the United States.  At present, we derive substantially all of our revenues from the following sources:

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

•	Transaction revenue from our price-disclosed merchant hotel room service;

•

Global distribution system (“GDS”) reservation booking fees related to both our Name Your Own Price® airline ticket, hotel room and rental car services, and price-disclosed airline tickets and rental car services; and

•	Other revenues derived primarily from selling advertising on our websites.

Over the last several years, our business has transitioned from one driven primarily by domestic results to one driven primarily by international results.  Prior to 2004, substantially all of our revenues were generated within the United States.  In September 2004, we acquired Booking.com Limited, a U.K.-based online hotel service, in July 2005, we acquired Booking.com B.V., a Netherlands-based online hotel service, and in November 2007, we acquired Agoda Company, Ltd. (“Agoda”) and AGIP LLC (“AGIP,” and together with Agoda, the “Agoda Companies”), an online hotel service with operations in Singapore and Thailand.  During the year ended December 31, 2007, our international business — the significant majority of which is currently generated by our European operations — represented approximately 55% of our gross bookings, and contributed more than two-thirds of our consolidated operating income during that period.  We expect that throughout 2008 and beyond, our international business will represent a growing percentage of our total gross bookings and operating income.

International Trends.  The size of the travel market outside of the United States is substantially greater than that within the United States.  Historically, Internet adoption rates and e-commerce adoption rates of international consumers have trailed those of the United States.  However, international consumers are rapidly moving to online means for purchasing travel.  Accordingly, recent international online travel growth rates have substantially exceeded and are expected to continue to exceed the growth rates within the United States.  In addition, the base of hotel suppliers in Europe is particularly fragmented compared to that in the United States, where the hotel market is dominated by large hotel chains.  We believe online reservation systems like ours may be more appealing to small chains and independent hotels more commonly found outside of the United States.  We believe these trends have enabled us to become the top hotel service provider in Europe, and will allow us to successfully expand our service offerings internationally beyond Europe.

As our international operations have become significant contributors to our results and international hotel bookings have become of increased importance to our earnings, we have seen, and expect to continue to see, changes in certain of our operating expenses and other financial metrics.  For example, because our international operations utilize online affiliate and search marketing as the principal means of generating traffic to their websites, our online advertising expense has increased significantly since our acquisition of those companies, a trend we expect to continue throughout 2008 and beyond.  In addition, and as discussed in more detail below, since the acquisitions of Booking.com Limited and Booking.com B.V., we have seen the effects of seasonal fluctuations on our operating results change as a result of different revenue recognition policies that apply to our price-disclosed services (including our international hotel service) as compared to our Name Your Own Price® services.

Another impact of the growing importance that our international operations represent to our business is our increased exposure to foreign currency exchange risk.  Because we are conducting a significant and growing portion of our business outside the United States and are reporting our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates as the financial results of our international operations are translated from local currency into U.S. dollars upon consolidation.  Our international operations contributed approximately $372.6 million to our revenues for the year ended December 31, 2007, which compares to $182.7 million for the same period in 2006.  Approximately $30.3 million of this increase is due to fluctuations in currency exchange rates.  If the U.S. dollar weakens against the local currency, the translation of these foreign-currency-denominated balances will result in increased net assets, net revenues, operating expenses, and net income or loss.  Similarly, our net assets, net revenues, operating expenses, and net income or loss will decrease if the U.S. dollar strengthens against local currency.

Domestic Trends.  While the online market for travel services continues to experience significant annualized growth, we believe that the domestic market share of third-party distributors, like priceline.com, has declined over the recent past and that the growth of the domestic online market for travel services has slowed.  We believe the decline in market share is attributable, in part, to a concerted initiative by travel suppliers to direct customers to their own websites in an effort to reduce distribution expenses and establish more direct control over their pricing.  In addition, airlines and hotel chains have generally experienced year-over-year increases in load factors (a common metric that measures airplane customer usage) and occupancy rates (a common metric that measures hotel customer usage), respectively, which leaves them with less excess supply to provide third party intermediaries like priceline.com.  Recent decreases in domestic airline capacity could further reduce the amount of airline tickets available to us.  Notwithstanding these trends, we continue to believe that the market for domestic online travel services is an attractive market with continued opportunity for growth.

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

Recently, significant attention has been given to the state of the United States economy and concern has been expressed regarding certain recessionary trends.  We do not believe that our 2007 financial results were impacted by a slowdown in the United States economy, and we believe that our brands and services are attractive to consumers and suppliers in times of economic stress.  There can be no assurance, however, that our business would not be adversely affected if current economic conditions continue or worsen.

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

We believe that our success will depend in large part on our ability to maintain profitability, primarily from our hotel business, to continue to promote the priceline.com brand in the United States, the Booking.com brand internationally, the Agoda brand in Asia and, over time, to offer other travel services and further expand into other international markets. Factors beyond our control, such as the outbreak of an epidemic or pandemic disease; natural disasters such as hurricanes, tsunamis or earthquakes; terrorist attacks, hostilities in the Middle East or elsewhere; or the withdrawal from our system of a major hotel supplier, could adversely affect our business and results of operations and impair our ability to effectively implement all or some of the initiatives described above.  We intend to continue to invest in marketing and promotion, technology and personnel within parameters consistent with attempts to improve operating results.  We also intend to broaden the scope of our business, and to that end, we explore strategic alternatives from time to time in the form of, among other things, mergers and acquisitions. In addition, we currently do not have operations in geographic areas such as South America, and therefore may consider strategic alternatives in those areas.  Our goal is to improve volume and sustain gross margins in an effort to maintain profitability. The uncertain environment described above makes the prediction of future results of operations difficult, and accordingly, we cannot provide assurance that we will sustain revenue growth and profitability.

Seasonality.  Our Name Your Own Price® services are non-refundable in nature, and accordingly, we recognize travel revenue at the time a booking is generated.  However, we recognize revenue generated from our retail hotel services, including our international operations, at the time that the customer checks out of the hotel.  As a result, a meaningful amount of retail hotel bookings generated earlier in the year, as customers plan and reserve their spring and summer vacations, will not be recognized as revenue until future quarters. From a cost perspective, however, we expense the substantial majority of our advertising activities as they are incurred, which is typically in the quarter in which bookings are generated.  Therefore, as our retail hotel business continues to grow, we expect our quarterly results to become increasingly impacted by these seasonal factors.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Our significant accounting policies are more fully described in Note 2 to our Consolidated Financial Statements. Certain of our accounting policies are particularly important to our financial position and results of operations and require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. On an on-going basis, we evaluate our estimates, including those related to the items described below. Those estimates are based on, among other things, historical experience, terms of existing contracts, our observance of trends in the travel industry and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions.  A summary of our significant accounting policies that involve significant estimates and judgments of management, including the following:

•                  Deferred Tax Valuation Allowance.  As required by SFAS No. 109, “Accounting for Income Taxes,” we periodically evaluate the likelihood of the realization of deferred tax assets, and reduce the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent cumulative earnings experience by taxing jurisdiction, expectations of future income, the carryforward periods available to us for tax reporting purposes, and other relevant factors.  Based upon management’s assessment of positive and negative evidence, we recorded non-cash tax benefits in 2007, 2006 and 2005 of $47.9 million, $28.1 million and $170.5 million, respectively, resulting from a reversal of a portion of our valuation allowance on our deferred tax assets.  We believe that it is more likely than not that our remaining deferred tax assets will not be realized and, accordingly, a valuation allowance against those assets remains.  The valuation allowance may need to be adjusted in the future if facts and circumstances change.

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

•                  Accounting for State and Local “Hotel Occupancy” Taxes.  As discussed in Note 17 to our Consolidated Financial Statements, several jurisdictions have initiated lawsuits against several on-line travel companies, including us, alleging among other things, that sales or hotel occupancy tax is applicable to the differential between the price paid by a customer for our service and the cost of the underlying room. Historically, we have not collected taxes on this differential. Additional state and local jurisdictions could assert that we are subject to sales or hotel occupancy taxes on this differential and could seek to collect such taxes, either retroactively or prospectively, or both. To the extent that any tax authority succeeds in asserting that a tax collection responsibility applies to transactions conducted through the priceline.com service, we might have additional tax exposures.  We will continue to assess the risks of the potential financial impact of additional tax exposures, and to the extent appropriate, we reserve for those estimated liabilities.

•                  Allowance for Doubtful Accounts.  Because we act as merchant of record in the majority of our transactions, we may be held liable for accepting fraudulent credit cards on our website as well as other payment disputes with our customers. Additionally, we are also held liable for accepting fraudulent credit cards in certain retail transactions when we do not act as merchant of record. Accordingly, we calculate and record an allowance for the resulting credit card charge-backs. In addition, in connection with hotel agency transactions, we provide an allowance for doubtful accounts based on past experience and the age of commissions receivable.

•                  Valuation of Goodwill.  We have recorded goodwill related to businesses we have acquired including Booking.com B.V., Booking.com Limited, Travelweb, the Agoda Companies and priceline.com europe Ltd. Goodwill is reviewed at least annually for impairment using appropriate valuation techniques.  In the event that future circumstances indicate that any portion of our goodwill is impaired, an impairment charge would be recorded.

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

Results of Operations

Year Ended December 31, 2007 compared to Year Ended December 31, 2006

Operating Metrics

Our financial results are driven by certain operating metrics that encompass the selling activity generated by our travel services.  Specifically, sales of airline tickets, hotel room nights and rental car days capture the volume of units purchased by our customers.  Gross Bookings capture the total dollar value inclusive of taxes and fees of all travel services purchased by our customers.  International gross bookings reflect gross bookings generated principally by websites owned by, operated by, or dedicated to providing gross bookings for our international brands and operations, and domestic gross bookings reflect gross bookings generated principally by websites owned by, operated by, or dedicated to providing gross bookings by our domestic operations, in each case without regard to the location of the travel or the customer purchasing the travel.

Gross bookings resulting from airline tickets, hotel room nights and rental car days sold through our domestic and international operations in 2007 and 2006 were as follows:

	Year Ended December 31,
	2007	2006	Change
Domestic	$2.154 billion	$1.973 billion	9.2%
International	$2.675 billion	$1.347 billion	98.6%
Total	$4.829 billion	$3.320 billion	45.5%

Gross bookings resulting from airline tickets, hotel room nights and rental car days sold through our agency and merchant models in 2007 and 2006 were as follows:

	Year Ended December 31,
	2007	2006	Change
Agency	$3.585 billion	$2.182 billion	64.4%
Merchant	$1.244 billion	$1.138 billion	9.3%
Total	$4.829 billion	$3.320 billion	45.5%

Gross bookings increased by 45.5% for the year ended December 31, 2007, compared to the same period in 2006.  The increase was primarily attributable to 98.6% growth in our international gross bookings, virtually all of which relates to retail hotel room night sales (including the $223 million favorable impact of foreign currency exchange rates).  Domestic gross bookings increased by 9.2%, primarily due to growth in the sale of Name Your Own Price® hotel room nights, retail airline tickets due to the elimination of booking fees in June of 2007 and Name Your Own Price® rental car days, partially offset by a decrease in the sale of Name Your Own Price® airline tickets.

Agency gross bookings increased 64.4% for the year ended December 31, 2007, due to growth in our international hotel operations and in the sale of retail airline tickets due to the elimination of booking fees in June of 2007.  Merchant gross bookings increased 9.3% for the year ended December 31, 2007, due to an increase n the sale of Name Your Own Price® hotel room nights and an increase in the sale of Name Your Own Price® rental car days, partially offset by a decrease in the sale of Name Your Own Price® airline tickets.

Year Ended	Airline Tickets	Hotel Room Nights	Rental Car Days
December 31, 2007	2.9 million	27.8 million	8.6 million

December 31, 2006	2.8 million	18.7 million	7.5 million

Airline tickets sold increased by 4.8% for the year ended December 31, 2007, over the same period in 2006.  The increase in the number of airline tickets sold in the year ended December 31, 2007, compared to the same period in 2006, was primarily attributable to an increase in the sale of retail airline tickets, partially offset by a decrease in the sale of Name Your Own Price® airline tickets.  Retail airline ticket bookings increased primarily due to our elimination of booking fees in June 2007.

Hotel room nights sold increased by 48.9% for the year ended December 31, 2007, over the same period in 2006, primarily due to an increase in the sale of agency room nights in connection with our international operations as well as an increase in the sale of Name Your Own Price® hotel room nights in the United States.

Rental car days sold increased by 15.6% for the year ended December 31, 2007, over the same period in 2006, due to increases in sales of both our Name Your Own Price® and retail rental car services.

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

•                  Agency revenues are derived from travel related transactions where we are not the merchant of record and where the prices of our services are determined by third parties. Agency revenues include travel commissions, customer processing fees and GDS reservation booking fees related to certain of the aforementioned transactions and are reported at the net amounts received, without any associated cost of revenue. In June 2007, we eliminated processing fees on the priceline.com price-disclosed airline ticket service.

•                  Other revenues are derived primarily from advertising on our websites.

We continue to experience a shift in the mix of our travel business from a business historically focused exclusively on the sale of domestic point-of-sale travel services to a business that includes significant sales of international point-of-sale hotel services, a significant majority of which are currently generated in Europe.  Because our domestic services include merchant Name Your Own Price® travel services, which are reported on a “gross” basis, while both our domestic and international retail travel services are primarily recorded on a “net” basis, revenue increases and decreases are impacted by changes in the mix of the sale of merchant and retail travel services and, consequently, gross profit has become an increasingly important measure of evaluating growth in our business.  Our international operations contributed approximately $372.6 million to our revenues for the year ended December 31, 2007, which compares to $182.7 million for the same period in 2006.  Approximately $30.3 million of this increase is due to fluctuations in currency exchange rates.

	Year Ended December 31,
	($000)
	2007	2006	Change
Merchant Revenues	$1,002,824	$904,169	10.9%
Agency Revenues	398,246	213,900	86.2%
Other Revenues	8,339	5,034	65.7%
Total Revenues	$1,409,409	$1,123,103	25.5%

Merchant Revenues

Merchant revenues for the year ended December 31, 2007 increased 10.9% compared to the same period in 2006, primarily due to an increase in the sale of Name Your Own Price® and merchant price-disclosed hotel room nights and Name Your Own Price® rental car days, partially offset by a decrease in the sale of Name Your Own Price® airline tickets.  In addition, as more fully discussed in Note 17 to our Consolidated Financial Statements, we recorded excise tax refunds of $18.6 million in merchant revenues in the year ended December 31, 2007.

Agency Revenues

Agency revenues for the year ended December 31, 2007 increased 86.2% compared to the same period in 2006, primarily as a result of growth in our international operations, which contributed $367 million of agency revenue for the year ended December 31, 2007, and $179 million of agency revenue for the year ended December 31, 2006. Approximately $30.0 million of this increase is due to fluctuations in currency exchange rates.  These increases were partially offset by declines in agency revenue related to the sale of price-disclosed airline tickets, for which priceline.com ceased charging processing fees in June 2007.

Other Revenues

Other revenues during the year ended December 31, 2007 consisted primarily of: (1) advertising revenues; and (2) fees for referring customers to pricelinemortgage.com for home financing services.  Other revenues for the year ended December 31, 2007 increased 65.7%, compared to the same period in 2006, primarily as a result of higher online advertising revenues due to new advertising partner relationships in 2007.

Cost of Revenues and Gross Profit

	Year Ended December 31,
	($000)
	2007	2006	Change
Cost of Merchant Revenues	$769,997	$722,004	6.6%
% of Merchant Revenues	76.8%	79.9%
Cost of Agency Revenues	—	—	—
% of Agency Revenues	0.0%	0.0%
Cost of Other Revenues	—	—	—
% of Other Revenues	0.0%	0.0%
Total Cost of Revenues	$769,997	$722,004	6.6%
% of Revenues	54.6%	64.3%

Cost of Revenues

During the year ended December 31, 2007, cost of revenues entirely reflect merchant Name Your Own Price® transactions, whose revenues are recorded “gross” with a corresponding cost of revenue while retail transactions are recorded “net” with no corresponding cost of revenues.

Cost of Merchant Revenues

For the year ended December 31, 2007, cost of merchant revenues consisted primarily of: (1) the cost of opaque hotel rooms from our suppliers, net of applicable taxes, (2) the cost of opaque airline tickets from our suppliers, net of the federal air transportation tax, segment fees and passenger facility charges imposed in connection with the sale of airline tickets; and (3) the cost of opaque rental cars from our suppliers, net of applicable taxes.  Cost of merchant revenues for the year ended December 31, 2007 increased 6.6%, compared to the same period in 2006, due primarily to the increase in merchant revenue discussed above.  Merchant price-disclosed hotel revenues are recorded at their net amounts, which are amounts received less amounts paid to suppliers and therefore, there are no associated costs of merchant price-disclosed hotel revenues.

Cost of Agency Revenues

Agency revenues are recorded at their net amount, which are amounts received less amounts paid to suppliers, if any, and therefore, there are no costs of agency revenues.

Cost of Other Revenues

For the years ended December 31, 2007 and 2006, there were no costs of other revenues.

Gross Profit

Total gross profit for the year ended December 31, 2007 increased by 59.4% compared to the same period in 2006, primarily as a result of increased revenue.  Total gross margin (gross profit expressed as a percentage of total revenue) increased during the year ended December 31, 2007, compared to the same period in 2006, because Name Your Own Price® transactions, whose revenues are recorded “gross” with a corresponding cost of revenue, represented a smaller percentage of transactions compared to retail, price-disclosed transactions which are primarily recorded “net” with no corresponding cost of revenues.  Gross profit and gross margin were also positively impacted by the $18.6 million excise tax refund recorded in merchant revenue in the year ended December 31, 2007 (see Note 17 to our Consolidated Financial Statements).  Because Name Your Own Price® transactions are reported “gross” and retail transactions are primarily recorded on a “net” basis, we believe that gross profit has become an increasingly important measure of evaluating growth in our business.

	Year Ended December 31,
	($000)
	2007	2006	Change
Merchant Gross Profit	$232,827	$182,165	27.8%
Merchant Gross Margin	23.2%	20.1%
Agency Gross Profit	398,246	213,900	86.2%
Agency Gross Margin	100.0%	100.0%
Other Gross Profit	8,339	5,034	65.7%
Other Gross Margin	100.0%	100.0%
Total Gross Profit	$639,412	$401,099	59.4%
Total Gross Margin	45.4%	35.7%

Merchant Gross Profit

Merchant gross profit consists of merchant revenues less the cost of merchant revenues. For the year ended December 31, 2007, merchant gross profit increased from the same period in 2006, primarily due to an increase in merchant revenue.  Merchant gross margin increased primarily because Name Your Own Price® transactions, whose revenues are recorded “gross” with a corresponding cost of revenue, represented a smaller percentage of transactions in the year ended December 31, 2007, when compared to merchant price-disclosed hotel transactions, which are recorded “net” with no corresponding cost of revenues.  In addition, merchant gross margin for the year ended December 31, 2007, was positively affected by the excise tax refund of $18.6 million included in merchant revenue (see Note 17 to our Consolidated Financial Statements).

Agency Gross Profit

Agency gross profit consists of agency revenues, which are recorded net of agency costs, if any.  For the year ended December 31, 2007, agency gross profit increased over the same period in 2006, primarily as a result of growth in bookings for retail agency hotel room nights for our international operations.

Other Gross Profit

During the year ended December 31, 2007, other gross profit increased from the same period in 2006 primarily as a result of higher online advertising revenues due to new advertising partner relationships in 2007.

Operating Expenses

Advertising

	Year Ended December 31,
	($000)
	2007	2006	Change
Offline Advertising	$35,963	$31,831	13.0%
% of Total Gross Profit	5.6%	7.9%
Online Advertising	172,676	$113,822	51.7%
% of Total Gross Profit	27.0%	28.4%

Offline advertising expenses consist primarily of: (1) the expenses associated with domestic television, radio and print advertising; and (2) agency fees, the cost for creative talent and production costs for television, radio and print advertising. For the year ended December 31, 2007, offline advertising expenses were higher than in the same period in 2006 primarily as a result of increased television and print advertising related to our “Negotiator” advertising campaign, partially offset by a decrease in radio advertising.  Online advertising expenses primarily consist of the costs of (1) search engine keyword purchases; (2) affiliate programs; (3) banner and pop-up advertisements; and (4) e-mail campaigns.  For the year ended December 31, 2007, online advertising expenses increased over the same period in 2006, primarily due to an increase in online advertising expenses to support significantly increased retail agency hotel room nights booked by our international operations, which rely primarily on online advertising, in particular keyword purchases and payments to affiliate advertisers, to drive their businesses, partially offset by the elimination of advertising fees paid under our agreement with Orbitz, which expired on December 31, 2006, and the impact of higher efficiency requirements (i.e., higher internal “return on investment” criteria) on other online spend.

Sales and Marketing

	Year Ended December 31,
	($000)
	2007	2006	Change
Sales and Marketing	$47,158	$42,119	12.0%
% of Total Gross Profit	7.4%	10.5%

Sales and marketing expenses consist primarily of (1) credit card processing fees associated with merchant transactions; (2) fees paid to third-party service providers that operate our call centers; and (3) provisions for credit card chargebacks.  For the year ended December 31, 2007, sales and marketing expenses, which are substantially variable in nature, increased over the same period in 2006, primarily due to increased gross booking volumes.

Personnel

	Year Ended December 31,
	($000)
	2007	2006	Change
Personnel	$102,992	$79,421	29.7%
% of Total Gross Profit	16.1%	19.8%

Personnel expenses consist of compensation to our personnel, including salaries, bonuses, taxes, employee health benefits and stock-based compensation. For the year ended December 31, 2007, personnel expenses increased over the same period in 2006, primarily due to increased personnel expenses associated with head count growth of our international operations and increased employee performance bonus expense.  Stock-based compensation expense was approximately $16.3 million for the year ended December 31, 2007 and $14.9 million, for the year ended December 31, 2006.

General and Administrative

	Year Ended December 31,
	($000)
	2007	2006	Change
General and Administrative	$91,837	$28,587	221.3%
% of Total Gross Profit	14.4%	7.1%

General and administrative expenses consist primarily of: (1) fees for outside professionals, including litigation expenses; (2) occupancy expenses; and (3) personnel related expenses. General and administrative expenses increased during the year ended December 31, 2007, over the same period during 2006, due to (1) a $55.4 million expense related to our net cost of a litigation settlement, including related legal fees (see Note 17 to our Consolidated Financial Statements), (2) a $1.7 million one-time receipt of certain franchise tax credits in the third quarter 2006, (3) additional fees for outside professionals and expenses related to pending litigation, and (4) increased general and administrative expenses, particularly occupancy and personnel related expenses, associated with the growth of our international operations.

Information Technology

	Year Ended December 31,
	($000)
	2007	2006	Change
Information Technology	$13,779	$9,749	41.3%
% of Total Gross Profit	2.2%	2.4%

Information technology expenses consist primarily of: (1) outsourced data center costs relating to our domestic and international data centers; (2) system maintenance and software license fees; (3) data communications and other expenses associated with operating our Internet sites; and (4) payments to outside consultants. For the year ended December 31, 2007, the increase in information technology expenses compared to the same period in 2006, was primarily associated with the growth of our international operations.

Depreciation and Amortization

	Year Ended December 31,
	($000)
	2007	2006	Change
Depreciation and Amortization	$37,072	$33,449	10.8%
% of Total Gross Profit	5.8%	8.3%

Depreciation and amortization expenses consist of:  (1) amortization of intangible assets with determinable lives; (2) amortization of internally developed and purchased software, (3) depreciation of computer equipment; and (4) depreciation of leasehold improvements, office equipment and furniture and fixtures.  For the year ended December 31, 2007, depreciation and amortization expense increased from the same period in 2006, primarily as a result of increased depreciation and amortization related to investment in our international operations.

Restructuring Charge, net

	Year Ended December 31,
	($000)
	2007	2006	Change
Restructuring Charge, net	$—	$135	(100.0)%

In the year ended December 31, 2006, we recorded a net restructuring charge of approximately $135,000 related to vacated leased property.

Interest

	Year Ended December 31,
	($000)
	2007	2006	Change
Interest Income	$25,776	$11,312	127.9%
Interest Expense	(10,412)	(7,060)	47.5%
Total	$15,364	$4,252	261.3%

For the year ended December 31, 2007, interest income on cash and marketable securities increased over the same period in 2006, primarily due to higher prevailing interest rates and significantly higher cash balances throughout 2007, and including approximately $3.3 million of interest received on our excise tax refund.  Interest expense increased for the year ended December 31, 2007 over the same period in 2006, due primarily to increased average debt balances in 2007, as well as an increase in prevailing interest rates on the variable portion of the interest rate swap agreement related to our 1% Convertible Senior Notes.

Taxes

	Year Ended December 31,
	($000)
	2007	2006	Change
Income Tax Benefit	$12,059	$12,388	(2.7)%

Income tax benefit for the years ended December 31, 2007 and 2006 differs from the expected tax expense at the U.S. statutory rate of 35% primarily because it includes benefits amounting to $47.9 and $28.1 million, respectively, resulting from a reversal of a portion of the valuation allowance on our deferred tax assets.  Other items resulting in a difference between our effective tax rate and the statutory rate include a tax benefit of approximately $3.6 million resulting from the recognition of foreign capital allowance carryforwards in 2007, the foreign tax benefit of interest expense on intercompany debt and lower foreign tax rates, partly offset by state income taxes in 2007 and 2006.  In the fourth quarter of 2006, the Netherlands enacted a reduction in its statutory tax rate from 29.6% to 25.5%, effective January 1, 2007.  In the third quarter of 2007, the United Kingdom enacted a reduction in its statutory tax rate from 30% to 28%, effective April 1, 2008.  We recognized benefits of $1.3 million and $3.0 million in the years ended December 31, 2007 and 2006, respectively, resulting from the impact on deferred taxes of these enacted statutory tax rate reductions.  Due to our significant net operating loss carryforwards, we do not expect to pay significant U.S. federal income taxes for the foreseeable future.  We expect to make cash payments for U.S. alternative minimum tax and for certain international taxes.

Equity in Income (Loss) of Investees and Minority Interests

	Year Ended December 31,
	($000)
	2007	2006	Change
Equity in Income (Loss) of Investees and Minority Interests	$(5,000)	$(3,554)	40.7%

Equity in income (loss) of investees and minority interests for the years ended December 31, 2007 and 2006, represented (1) minority interests associated with the ownership of priceline.com International that is held by former shareholders of Booking.com B.V. and Booking.com Limited, including certain European-based managers of that business; and (2) equity in income (loss) of investees, principally comprised of our pro rata share of pricelinemortgage.com’s net results.  The change in equity in income of investees and minority interests versus the prior year was primarily due to an increase in the minority interest in the earnings of priceline.com International.  Also, the prior year includes a $1.1 million impairment charge to reduce the carrying value of our investment in pricelinemortgage.com to its estimated fair value.

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

The number of airline tickets, hotel room nights and rental car days sold through our websites and the related gross bookings were as follows:

Year	Gross	Airline	Hotel	Rental
Ended	Bookings	Tickets	Room Nights	Car Days
December 31, 2006	$3.3 billion	2.8 million	18.7 million	7.5 million

December 31, 2005	$2.2 billion	2.8 million	11.8 million	5.8 million

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

	Year Ended December 31,		Change
	($000)
	2006	2005
Merchant Revenues	$904,169	$859,404	5.2%
Agency Revenues	213,900	99,051	116.0%
Other Revenues	5,034	4,205	19.7%
Total Revenues	$1,123,103	$962,660	16.7%

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

Cost of Revenues and Gross Profit

	Year Ended December 31,		Change
	($000)
	2006	2005
Cost of Merchant Revenues	$722,004	$694,190	4.0%
% of Merchant Revenues	79.9%	80.8%
Cost of Agency Revenues	—	607	(100.0)%
% of Agency Revenues	0.0%	0.6%
Cost of Other Revenues	—	—	—
% of Other Revenues	—	—
Total Cost of Revenues	$722,004	$694,797	3.9%
% of Revenues	64.3%	72.2%

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

	Year Ended December 31,		Change
	($000)
	2006	2005
Merchant Gross Profit	$182,165	$165,214	10.3%
Merchant Gross Margin	20.1%	19.2%
Agency Gross Profit	213,900	98,444	117.3%
Agency Gross Margin	100.0%	99.4%
Other Gross Profit	5,034	4,205	19.7%
Other Gross Margin	100.0%	100.0%
Total Gross Profit	$401,099	$267,863	49.7%
Total Gross Margin	35.7%	27.8%

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

Operating Expenses

Advertising

	Year Ended December 31,		Change
	($000)
	2006	2005
Offline Advertising	$31,831	$30,957	2.8%
% of Total Gross Profit	7.9%	11.6%
Online Advertising	$113,822	$58,535	94.5%
% of Total Gross Profit	28.4%	21.9%

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

Sales and Marketing

	Year Ended December 31,		Change
	($000)
	2006	2005
Sales and Marketing	$42,119	$34,295	22.8%
% of Total Gross Profit	10.5%	12.8%

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

Personnel

	Year Ended December 31,		Change
	($000)
	2006	2005
Personnel	$79,421	$49,659	59.9%
% of Total Gross Profit	19.8%	18.5%

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

General and Administrative

	Year Ended December 31,		Change
	($000)
	2006	2005
General and Administrative	$28,587	$20,881	36.9%
% of Total Gross Profit	7.1%	7.8%

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

Information Technology

	Year Ended December 31,		Change
	($000)
	2006	2005
Information Technology	$9,749	$10,622	(8.2)%
% of Total Gross Profit	2.4%	4.0%

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

Depreciation and Amortization

	Year Ended December 31,		Change
	($000)
	2006	2005
Depreciation and Amortization	$33,449	$25,366	31.9%
% of Total Gross Profit	8.3%	9.5%

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

Restructuring Charge, net

	Year Ended December 31,		Change
	($000)
	2006	2005
Restructuring Charge, net	$135	$1,664	(91.9)%

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

Interest

	Year Ended December 31,		Change
	($000)
	2006	2005
Interest Income	$11,312	$5,550	103.8%
Interest Expense	(7,060)	(5,075)	39.1%
Total	$4,252	$475	795.2%

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

Taxes

	Year Ended December 31,		Change
	($000)
	2006	2005
Income Tax Benefit	$12,388	$156,277	(92.1)%

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

Equity in Income (Loss) of Investees and Minority Interests

	Year Ended December 31,		Change
	($000)
	2006	2005
Equity in Income (Loss) of Investees and Minority Interests	$(3,554)	$749	(574.5)%

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

Liquidity and Capital Resources

The following discussion gives effect to the restatement as discussed in Note 21 to the accompanying Consolidated Financial Statements. As of December 31, 2007, we had $507.9 million in cash, cash equivalents and short-term investments.  We generally invest excess cash to make such funds readily available for operating purposes.  Cash equivalents and short-term investments are primarily comprised of highly liquid, high quality, investment grade debt instruments.

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

Net cash provided by operating activities for the year ended December 31, 2007, was $156.0 million, resulting from net income of $157.1 million, non-cash items not affecting 2007 cash flows of $18.9 million offset by $19.9 million of negative changes in working capital.  Net income includes a charge of $55.4 million paid to settle litigation, $21.9 million received in excise tax refunds and related interest (see Note 17 to our Consolidated financial Statements for further information regarding the litigation settlement and excise tax refund) and a $1.2 million favorable litigation settlement related to credit card processing fees.  The changes in working capital for the year ended December 31, 2007, were primarily related to a $33.4 million increase in accounts receivable, prepaid expenses and other current assets, partially offset by a $9.8 million increase in accounts payable, accrued expenses and other current liabilities.  The increases in accounts receivable and accounts payable are primarily due to significant revenue growth for our international operations.  Accrued expenses and other current liabilities increased primarily due to a $5.3 million increase in bonus accruals and a $3.6 million increase in online advertising accruals.  We do not believe there has been any significant change in credit risk regarding our accounts receivable.  Non-cash items were primarily associated with deferred income tax benefit, stock-based compensation expense, depreciation and amortization, primarily related to acquisition-related intangible assets.  The deferred income tax benefit resulted primarily from the $47.9 million non-cash reversal of a portion of our deferred income tax valuation allowance, as well as a $3.6 million non-recurring income tax benefit resulting from the recognition of foreign capital allowance carry forwards in the fourth quarter of 2007.  Net cash provided by operating activities for the year ended December 31, 2006, was $112.1 million, resulting from net income of $74.5 million, non-cash items not affecting 2006 cash flows of $32.7 million and $4.9 million of positive changes in working capital. The changes in working capital for the year ended December 31, 2006, were primarily related to a $27.4 million increase in accounts payable, accrued expenses and other current liabilities, partially offset by a $21.2 million increase in accounts receivable. The increases in accounts receivable and accounts payable were primarily due to an increase in merchant bookings in the fourth quarter of 2006 compared to the same period in 2005. Accrued expenses and other current liabilities increased primarily due to an $8.2 million increase in bonus accruals and a $5.0 million increase in on-line advertising accruals. Non-cash items were primarily associated with deferred income tax benefit, stock-based compensation expense, depreciation and amortization, primarily related to intangible assets acquired in our acquisitions of Travelweb, Booking.com Limited and Booking.com B.V. The non-cash deferred income tax benefit resulted primarily from the $28.1 million reversal of a portion of our deferred income tax valuation allowance.

Net cash used in investing activities was $221.5 million for the year ended December 31, 2007.  Investing activities were affected by $116.1 million of net purchases of investments for the year ended December 31, 2007, and the purchase of $76.1 million of stock in priceline.com International held by minority interest shareholders.  In addition, in the year ended December 31, 2007, we invested $14.6 million, net of cash acquired, in acquisitions, the substantial majority of which related to the Agoda Companies.  Net cash provided by investing activities was $49.0 million for the year ended December 31, 2006.  Investing activities for the year ended December 31, 2006 were affected by $64.9 million of net redemptions of short-term investments, partially offset by the purchase of $19.8 million of stock in priceline.com International held by minority interest shareholders. Additionally, restricted cash decreased by $19.9 million in 2006 as we are no longer required to collateralize outstanding letters of credit with restricted cash balances. Cash invested in purchases of property and equipment was $15.9 million and $12.9 million in the years ended December 31, 2007 and 2006, respectively.

Net cash provided by financing activities was approximately $19.4 million for the year ended December 31, 2007.  The cash provided by financing activities during the year ended December 31, 2007 was primarily related to $19.8 million of proceeds from the exercise of employee stock options and $3.6 million of excess tax benefits from stock-based compensation, partially offset by $2.6 million of treasury stock purchases and $1.3 million of debt issuance costs.  Net cash provided by financing activities was approximately $177.1 million for the year ended December 31, 2006.  The cash provided by financing activities during the year ended December 31, 2006 was primarily related to the issuance of $345 million of senior convertible notes and $14.1 million of proceeds from the exercise of employee stock options, offset by $135.8 million of treasury stock purchases, $9.1 million of debt issuance costs and $37.4 million for the purchase of conversion spread hedges.

The following table represents the Company’s material contractual obligations and commitments as of December 31, 2007 (see Note 17 to the Consolidated Financial Statements):

		Payments due by Period (in thousands)
			Two to
		Less than	Three	Four to	After Five
	Total	One Year	Years	Five Years	Years
Operating lease obligations	$24,432	$6,327	$11,926	$4,914	$1,265

Convertible debt(1)	575,062	575,062	—	—	—

Minority interest(2)	95,000	95,000	—	—	—

Total	$694,494	$676,389	$11,926	$4,914	$1,265

(1)               At December 31, 2007 the Company’s convertible debt is a current liability because the contingent conversion thresholds on each of the Notes were exceeded.  As a result, the Notes are convertible at the option of the holder.  See Note 12 to the Consolidated Financial Statements.  Also includes interest payable on the Notes thru 2008.

(2)               Assumes holders of minority interests put their shares to us at the earliest possible date based upon the estimated fair value at December 31, 2007 (see Note 15 for terms of put provisions).

As more fully discussed in Note 15 to the Consolidated Financial Statements, after giving effect to the October 2007 repurchase of priceline.com International shares, the total minority interest in priceline.com International on a fully diluted basis is approximately 3.3% at December 31, 2007.  The aggregate fair value of the minority interest in priceline.com International subject to future puts and calls is estimated to be approximately $95 million at December 31, 2007, including unvested restricted stock and restricted stock units.  We expect the future fair value of the minority interest to grow based upon expected continued strong performance of the international business.

Based upon the closing price of our common stock during the measurement periods provided for by our convertible debt during the three months ended December 31, 2007, the contingent conversion thresholds on each of our convertible senior note issues were exceeded.  As a result, all of our outstanding notes (aggregate principal amount $570 million) are convertible at the option of the holder as of December 31, 2007 and, accordingly, have been classified as a current liability in the Consolidated Balance Sheet as of that date.  While many factors contribute to the likelihood that the holders of the notes will elect to convert all or a portion of the notes, as the price of our common stock increases, the likelihood of conversion also increases.  If holders elect to convert, we would be required to settle the principal amount of the notes in cash and the conversion premium in cash or shares of common stock at our option.  We would likely fund the repayment with existing cash and cash equivalents, short-term investments (totaling approximately $507.9 million at December 31, 2007), borrowings under our revolving credit facility, common stock issuances and/or additional borrowings.

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

The revolving credit facility provides for the issuance of up to $50 million of letters of credit as well as borrowings on same-day notice, referred to as swingline loans, which are available in U.S. dollars, Euros, Pounds Sterling and any other foreign currency agreed to by the lenders. The Company may request that an additional $100 million be added to the revolving credit facility or to enter into one or more tranches of additional term loans. The proceeds of loans made under the facility could be used for working capital or general corporate purposes. As of December 31, 2007, there were no borrowings outstanding under the facility and the Company has issued approximately $14.7 million of letters of credit under the revolving credit facility.

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

Off-Balance Sheet Arrangements.

As of December 31, 2007, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

We did not experience any material changes in interest rate exposures during the year ended December 31, 2007.  Based upon economic conditions and leading market indicators at December 31, 2007, we do not foresee a significant adverse change in interest rates in the near future.

As of December 31, 2007, the carrying value of our debt is approximately $570 million.  We estimate that the fair market value of such debt was approximately $1.66 billion as of December 31, 2007.

As of December 31, 2007, we held an interest rate swap agreement on $45 million notional value of our fixed rate debt.  The fair value cost to terminate this swap as of December 31, 2007 was approximately $0.1 million.  A 10% adverse fluctuation in the 3-month LIBOR rate as of December 31, 2007, would increase the cost to terminate the interest rate swap by approximately $0.1 million.  Any increase or decrease in the fair value of the Company’s interest rate sensitive derivative instrument would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying debt.

As a result of the acquisitions of our European and Asian operations, we are conducting a significant and growing portion of our business outside the United States through subsidiaries with functional currencies other then the U.S. dollar (primarily Euros and British Pounds).  As a result, we face exposure to adverse movements in currency exchange rates as the financial results of our international operations are translated from local currency into U.S. dollars upon consolidation.  If the U.S. dollar weakens against the local currency, the translation of these foreign-currency-denominated balances will result in increased net assets, net revenues, operating expenses, and net income or loss.  Similarly, our net assets, net revenues, operating expenses, and net income or loss will decrease if the U.S. dollar strengthens against local currency. Additionally, foreign exchange rate fluctuations on transactions denominated in currencies other than the functional currency result in gains and losses that are reflected in our Consolidated Statement of Operations.  Our international operations are subject to risks typical of international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility.

From time to time, we enter into foreign exchange forward contracts to minimize the impact of short-term foreign currency fluctuations on our consolidated operating results.  As of December 31, 2007, contracts with notional values of 16.0 million Euros and 3.7 million British Pounds were outstanding to minimize the impact of short-term foreign currency fluctuations on consolidated operating results.  As of December 31, 2006, contracts with notional values of 17.6 million Euros were outstanding.  Foreign exchange gains (losses) from forward contracts in the amount of ($3.0 million), ($1.5 million) and $0.3 million were recorded in other income (expense) for the years ended December 31, 2007, 2006 and 2005, respectively.  We may enter into additional forward contracts or other economic hedges in the future.

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

Consolidated Balance Sheets as of December 31, 2007 and 2006; Consolidated Statements of Operations, Changes in Stockholders’ Equity and Cash Flows for the years ended December 31, 2007, 2006 and 2005; Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm.

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

Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007. We excluded from our assessment the internal control over financial reporting at the Agoda Companies, which were acquired on November 6, 2007 and whose financial statements reflect total assets and revenues constituting approximately 2% and 1%, respectively, of the related Consolidated Financial Statement amounts as of and for the year ended December 31, 2007.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Deloitte & Touche LLP, the independent registered public accounting firm that also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, audited the effectiveness of internal control over financial reporting as of December 31, 2007, and issued their related attestation report which is included herein.

Changes in Internal Controls.  No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the quarter ended December 31, 2007 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

In November 2007, we acquired the Agoda Companies, and as a result of that acquisition, we have undertaken a review of their internal controls and intend to make changes, if necessary, that we believe to be appropriate to those internal controls as we integrate its business with ours. As we further integrate Agoda’s business, we will continue to review its internal controls and may take further steps to ensure that its internal controls are effective and integrated appropriately.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by Part III, Item 10, will be included in our Proxy Statement relating to our 2008 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2007, and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by Part III, Item 11, will be included in our Proxy Statement relating to our 2008 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2007, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Part III, Item 12, will be included in our Proxy Statement relating to our 2008 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2007, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by Part III, Item 13, will be included in our Proxy Statement relating to our 2008 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2007, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by Part III, Item 14, will be included in or Proxy Statement relating to our 2008 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2007, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)                                  List of Documents Filed as a Part of this Annual Report on Form 10-K:

The following Consolidated Financial Statements of the Company and the report of our independent registered public accounting firm are filed as part of this Annual Report on Form 10-K.

Consolidated Balance Sheets as of December 31, 2007 and 2006; and the related Consolidated Statements of Operations, Changes in Stockholders’ Equity and Cash Flows for the years ended December 31, 2007, 2006 and 2005; Notes to Consolidated Financial Statements; and Report of Independent Registered Public Accounting Firm.

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

10.63(jj)	Underwriting Agreement, dated December 4, 2006, among priceline.com Incorporated, the selling stockholders listed on Schedule II thereto and Goldman, Sachs & Co.
10.64(kk)+	Priceline.com Incorporated Annual Bonus Plan, dated as of February 20, 2007.
10.65(ll)	Stipulation and Agreement of Settlement between P. Warren Ross, Thomas Linton, and John Anderson and the class and priceline.com Incorporated, dated as of May 3, 2007.
10.66(mm)

Credit Agreement dated as of September 26, 2007 among priceline.com Incorporated, RBC citizens, National Association, and Bank of Scotland plc as co-documentation Agents, bank of America, N.A. as syndication Agent and JPMorgan Chase Bank, National Association as Administrative Agent.

10.67(mm)	Pledge and Security Agreement dated as of September 26, 2007 by and among priceline.com Incorporated and JPMorgan Chase Bank, National Association.
10.68(mm)	Guaranty dated as of September 26, 2007 by each of the subsidiaries of priceline.com Incorporated and JPMorgan Chase Bank, National Association.
10.69*	Equity Purchase Agreement by and among priceline.com Mauritius Co. Ltd, priceline.com Incorporated and the shareholders of Agoda Company Ltd. and members of AGIP LLC dated November 6, 2007.
10.70(nn)+	Performance share unit agreement dated December 1, 2007.
12.1	Calculation of ratio of earnings to fixed charges.
14(t)	Priceline.com Incorporated Code of Business Conduct and Ethics.
21	List of Subsidiaries.
23.1	Consent of Deloitte & Touche LLP.
24.1	Power of Attorney (included in the Signature Page).
31.1	Certificate of Jeffery H. Boyd, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Robert J. Mylod Jr., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(w)	Certification of Jeffery H. Boyd, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
32.2(w)	Certification of Robert J. Mylod Jr., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

(a)	Previously filed as an exhibit to the Form S-1 (Registration No. 333-69657) filed in connection with priceline.com’s initial public offering.
(b)

Previously filed as an exhibit to the Form S-3 (Registration Statement No. 333-190029) filed in connection with priceline.com’s registration of 1.00% Convertible Senior Notes due 2010 and Shares of Common Stock Issuable Upon Conversion of the Notes.

(c)	Previously filed as an exhibit to the Form 10-Q for the quarterly period ended September 30, 2003.
(d)	Previously filed as an exhibit to the Form 8-K filed on December 13, 2004.
(e)	Previously filed as an exhibit to the Form S-8 (Registration No. 333-122414) filed on January 31, 2005.
(f)	Previously filed as an exhibit to the Form S-8 (Registration No. 333-55578) filed on February 14, 2001.
(g)	Previously filed as an exhibit to the Form 8-K filed on February 7, 2005.
(h)	Previously filed as an exhibit to the Form 10-K for the year ended December 31, 2000.
(i)	Previously filed as an exhibit to the Form 10-K/A for the year ended December 31, 2001.
(j)	Previously filed as an exhibit to the Form 10-Q for the quarterly period ended June 30, 2001.
(k)	Previously filed as an exhibit to the Form 8-K filed on February 8, 2006.
(l)	Previously filed as an exhibit to the Form S-1 (Registration No. 333-83513) filed in connection with priceline.com’s secondary public offering.
(m)	Previously filed as an exhibit to the Form 10-K for the year ended December 31, 1999.
(n)	Previously filed as an exhibit to the Form 8-K filed on February 8, 2001.
(o)	Previously filed as an exhibit to the Form 10-Q for the quarterly period ended March 31, 2000.
(p)	Previously filed as an exhibit to the Form 8-K filed on February 20, 2001.
(q)	Previously filed as an exhibit to the Form 8-K filed on June 6, 2001.
(r)	Previously filed as an exhibit to the Form 10-Q/A for the quarterly period ended June 30, 2003.
(s)	Previously filed as an exhibit to the Form 10-Q for the quarterly period ended March 31, 2003.
(t)	Previously filed as an exhibit to the Form 10-K for the year ended December 31, 2003.
(u)	Previously filed as an exhibit to the Form 8-K filed on July 7, 2004.
(v)	Previously filed as an exhibit to the Form 8-K filed on September 23, 2004.
(w)	This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.
(x)	Previously filed as an exhibit to the Form 8-K filed on July 20, 2005.
(y)	Previously filed as an exhibit to the Form 8-K filed on June 3, 2005.
(z)	Previously filed as an exhibit to the Form 8-K filed on July 25, 2005.
(aa)	Previously filed as an exhibit to the Form 8-K filed on September 29, 2005.
(bb)	Previously filed as an exhibit to the Form 8-K filed on October 21, 2005.
(cc)	Previously filed as an exhibit to the Form 8-K filed on November 8, 2005.
(dd)	Previously filed as an exhibit to the Form 10-Q for the quarterly period ended March 31, 2006.
(ee)	Previously filed as an exhibit to the Form 8-K filed on September 7, 2006.
(ff)	Previously filed as an exhibit to the Form 8-K filed on September 27, 2006.
(gg)	Previously filed as an exhibit to the Form 8-K filed on September 28, 2006.
(hh)	Previously filed as an exhibit to the Form 8-K filed on October 16, 2006.
(ii)	Previously filed as an exhibit to the Form 8-K filed on November 9, 2006.
(jj)	Previously filed as an exhibit to the Form 8-K filed on December 8, 2006.
(kk)	Previously filed as an exhibit to the form 8-K filed on February 23, 2007.
(ll)	Previously filed as an exhibit to the Form 8-K filed on May 4, 2007
(mm)	Previously filed as an exhibit to the Form 10-Q for the quarterly period ended September 30, 2007
(nn)	Previously filed as an exhibit to the Form 8-K filed on December 5, 2007

*

Certain portions of this document have been omitted pursuant to a confidential treatment request filed with the Commission pursuant to Rule 24b-2. The omitted confidential material has been filed separately with the Commission.

+	Indicates a management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRICELINE.COM INCORPORATED

By:	/s/ Jeffery H. Boyd
	Name:	Jeffery H. Boyd
	Title:	Chief Executive Officer
	Date:	March 3, 2008

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

Signature	Title	Date

/s/ Ralph M. Bahna	Chairman	March 3, 2008
Ralph M. Bahna	and Director

/s/ Jeffery H. Boyd	President, Chief Executive Officer and	March 3, 2008
Jeffery H. Boyd	Director (Principal Executive Officer)

/s/ Daniel J. Finnegan	Chief Accounting Officer and Controller	March 3, 2008
Daniel J. Finnegan	(Principal Accounting Officer)

/s/ Robert J. Mylod Jr.	Chief Financial Officer	March 3, 2008
Robert J. Mylod Jr.	(Principal Financial Officer)

Signature	Title	Date

s/ Howard W. Barker, Jr.	Director	March 3, 2008
Howard W. Barker, Jr.

/s/ Jeffrey E. Epstein	Director	March 3, 2008
Jeffrey E. Epstein

/s/ James M. Guyette	Director	March 3, 2008
James M. Guyette

/s/ Nancy B. Peretsman	Director	March 3, 2008
Nancy B. Peretsman

/s/ Craig W. Rydin	Director	March 3, 2008
Craig W. Rydin

/s/ Jan L. Docter	Director	March 3, 2008
Jan L. Docter

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

priceline.com Incorporated

Norwalk, Connecticut

We have audited the accompanying consolidated balance sheets of priceline.com Incorporated and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007.  We also have audited the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As described in ‘‘Management’s Report on Internal Control Over Financial Reporting’’ management excluded from its assessment the internal control over financial reporting of the Agoda Companies which were acquired on November 6, 2007 and whose financial statements constitute 3% and 2% of net and total assets, respectively, 1% of revenues and (1%) of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2007. Accordingly, our audit did not include the internal control over financial reporting at the Agoda Companies. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in “Management’s Report on Internal Control Over Financial Reporting” appearing in Item 9A.  Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of priceline.com Incorporated and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 2, effective January 1, 2006, the Company adopted Statement of Accounting Standards No. 123(R), Share-Based Payment.

As discussed in Note 21, the 2006 and 2005 consolidated financial statements have been restated.

/s/ DELOITTE & TOUCHE LLP

Stamford, Connecticut

March 2, 2008

priceline.com Incorporated

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2007	2006
		As Restated
		(See Note 21)
ASSETS
Current assets:
Cash and cash equivalents	$385,359	$423,577
Restricted cash	1,350	2,459
Short-term investments	122,499	7,983
Accounts receivable, net of allowance for doubtful accounts of $2,309 and $1,651, respectively	70,712	48,536
Prepaid expenses and other current assets	33,080	20,534
Total current assets	613,000	503,089
Long-term investments	2,451	—
Property and equipment, net	27,088	21,691
Intangible assets, net	182,748	152,925
Goodwill	287,159	226,707
Deferred taxes	218,519	179,392
Other assets	19,891	21,844
Total assets	$1,350,856	$1,105,648
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,708	$49,032
Accrued expenses and other current liabilities	59,589	46,872
Deferred merchant bookings	17,750	4,768
Convertible debt	569,796	—
Total current liabilities	694,843	100,672
Deferred taxes	46,502	39,714
Other long-term liabilities	13,368	11,885
Convertible debt	—	568,865
Total liabilities	754,713	721,136
Commitments and Contingencies (see Note 17)
Minority interest	17,036	22,486
Series B mandatorily redeemable preferred stock, $0.01 par value; 80,000 authorized shares; $1,000 liquidation value per share; 80,000 shares issued, 13,470 shares outstanding	—	13,470
Stockholders’ equity:
Common stock, $0.008 par value, authorized 1,000,000,000 shares, 45,117,685 and 43,215,712 shares issued, respectively	346	331
Treasury stock, 6,646,408 and 6,603,050 shares, respectively	(489,106)	(486,468)
Additional paid-in capital	2,124,029	2,070,379
Accumulated deficit	(1,106,506)	(1,262,033)
Accumulated other comprehensive income	50,344	26,347
Total stockholders’ equity	579,107	348,556
Total liabilities and stockholders’ equity	$1,350,856	$1,105,648

See Notes to Consolidated Financial Statements

priceline.com Incorporated

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Merchant revenues, including $18,592 excise tax refund in 2007	$1,002,824	$904,169	$859,404
Agency revenues	398,246	213,900	99,051
Other revenues	8,339	5,034	4,205
Total revenues	1,409,409	1,123,103	962,660
Cost of merchant revenues	769,997	722,004	694,190
Cost of agency revenues	—	—	607
Cost of other revenues	—	—	—
Total costs of revenues	769,997	722,004	694,797
Gross profit	639,412	401,099	267,863
Operating expenses:
Advertising – Offline	35,963	31,831	30,957
Advertising – Online	172,676	113,822	58,535
Sales and marketing	47,158	42,119	34,295
Personnel, including stock-based compensation of $16,253, $14,928 and $4,169, respectively	102,992	79,421	49,659
General and administrative, including net cost of litigation settlement of $55,350 in 2007, and option payroll taxes of $909, $368 and $111, respectively	91,837	28,587	20,881
Information technology	13,779	9,749	10,622
Depreciation and amortization	37,072	33,449	25,366
Restructuring charge, net	—	135	1,664
Total operating expenses	501,477	339,113	231,979
Operating income	137,935	61,986	35,884
Other income (expense):
Interest income, including $3,346 of interest on tax excise refund in 2007	25,776	11,312	5,550
Interest expense	(10,412)	(7,060)	(5,075)
Other	(3,276)	(606)	(656)
Total other income (expense)	12,088	3,646	(181)
Earnings before income taxes, equity in income (loss) of investees and minority interests	150,023	65,632	35,703
Income tax benefit (see Note 16)	12,059	12,388	156,277
Equity in income (loss) of investees and minority interests	(5,000)	(3,554)	749
Net income	157,082	74,466	192,729
Preferred stock dividend	(1,555)	(1,927)	(1,854)
Net income applicable to common stockholders	$155,527	$72,539	$190,875
Net income applicable to common stockholders per basic common share	$4.13	$1.88	$4.87
Weighted average number of basic common shares outstanding	37,671	38,650	39,161
Net income applicable to common stockholders per diluted common share	$3.42	$1.68	$4.21
Weighted average number of diluted common shares outstanding	45,504	44,722	46,436

See Notes to Consolidated Financial Statements

priceline.com Incorporated

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005 (In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock		Deferred
	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Compensation	Total
Balance, January 1, 2005	41,357	$317	$2,064,224	$(1,525,447)	$11,941	(2,496)	$(350,628)	$(1,264)	$199,143
Net income applicable to common stockholders	—	—	—	190,875	—	—	—	—	190,875
Unrealized gain on marketable securities	—	—	—	—	412	—	—	—	412
Currency translation adjustment	—	—	—	—	(20,760)	—	—	—	(20,760)
Comprehensive income	—	—	—	—	—	—	—	—	170,527
Issuance of restricted stock under deferred compensation plans, net of forfeitures	288	2	8,583	—	—	—	—	(8,585)	—
Amortization of deferred compensation	—	—	—	—	—	—	—	3,039	3,039
Issuance of preferred stock dividend	80	1	1,853	—	—	—	—	—	1,854
Exercise of stock options	470	3	6,655	—	—	—	—	—	6,658
Repurchase of warrants	—	—	(12,150)	—	—	—	—	—	(12,150)
Balance, December 31, 2005	42,195	$323	$2,069,165	$(1,334,572)	$(8,407)	(2,496)	$(350,628)	$(6,810)	$369,071
Net income applicable to common stockholders	—	—	—	72,539	—	—	—	—	72,539
Unrealized gain on marketable securities	—	—	—	—	131	—	—	—	131
Currency translation adjustment	—	—	—	—	34,623	—	—	—	34,623
Comprehensive income	—	—	—	—	—	—	—	—	107,293
Issuance of restricted stock under deferred compensation plans, net of forfeitures	113	1	(1)	—	—	—	—	—	—
Reversal of deferred compensation upon adoption of SFAS 123(R)	—	—	(6,810)	—	—	—	—	6,810	—
Issuance of preferred stock dividend	81	1	1,926	—	—	—	—	—	1,927
Exercise of stock options and vesting of restricted stock units	827	6	14,128	—	—	—	—	—	14,134
Repurchase of common stock	—	—	—	—	—	(4,107)	(135,840)	—	(135,840)
Purchase of conversion spread hedges (see note 12)	—	—	(37,398)	—	—	—	—	—	(37,398)
Stock-based compensation	—	—	13,389	—	—	—	—	—	13,389
Tax benefit on equity-related transactions	—	—	15,577	—	—	—	—	—	15,577
Excess tax benefit from stock-based compensation and other	—	—	403	—	—	—	—	—	403
Balance, December 31, 2006	43,216	$331	$2,070,379	$(1,262,033)	$26,347	(6,603)	$(486,468)	$—	$348,556
Net income applicable to common stockholders	—	—	—	155,527	—	—	—	—	155,527
Unrealized loss on marketable securities	—	—	—	—	(187)	—	—	—	(187)
Currency translation adjustment	—	—	—	—	24,184	—	—	—	24,184
Comprehensive income	—	—	—	—	—	—	—	—	179,524
Issuance of restricted stock under deferred compensation plans, net of forfeitures	122	1	(1)	—	—	—	—	—	—
Issuance of preferred stock dividend	35	1	1,554	—	—	—	—	—	1,555
Exercise of stock options and vesting of restricted stock units and/or performance shares	988	7	19,813	—	—	—	—	—	19,820
Repurchase of common stock	—	—	—	—	—	(43)	(2,638)	—	(2,638)
Stock-based compensation	—	—	15,200	—	—	—	—	—	15,200
Exercise of warrants	756	6	13,464	—	—	—	—	—	13,470
Issuance of shares related to convertible debt	1	—	23	—	—	—	—	—	23
Excess tax benefit from stock-based compensation	—	—	3,597	—	—	—	—	—	3,597
Balance, December 31, 2007	45,118	$346	$2,124,029	$(1,106,506)	$50,344	(6,646)	$(489,106)	$—	$579,107

See Notes to Consolidated Financial Statements

Priceline.com Incorporated

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2007	2006	2005
		As Restated (See Note 21)	As Restated (See Note 21)
OPERATING ACTIVITIES:
Net income	$157,082	$74,466	$192,729
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,814	10,124	8,668
Amortization	25,686	24,782	18,634
Provision for uncollectible accounts	4,886	5,071	2,331
Deferred income taxes	(47,963)	(27,805)	(160,618)
Stock-based compensation expense	16,253	14,928	4,169
Amortization of debt issuance costs	3,201	1,925	1,476
Equity in (income) loss of investee, net and minority interests	5,000	3,554	(749)
Restructuring charge, net	—	135	1,664
Changes in assets and liabilities:
Accounts receivable	(24,227)	(21,178)	(8,339)
Prepaid expenses and other current assets	(9,166)	(2,562)	808
Accounts payable, accrued expenses and other current liabilities	9,778	27,372	(3,498)
Other	3,671	1,269	5,367
Net cash provided by operating activities	156,015	112,081	62,642
INVESTING ACTIVITIES:
Purchase of investments	(173,904)	(111,953)	(87,011)
Redemption of investments	57,854	176,845	137,490
Acquisitions and other equity investments, net of cash acquired	(14,580)	(3,104)	(135,160)
Additions to property and equipment	(15,949)	(12,851)	(11,030)
Change in restricted cash	1,138	19,884	1,226
(Purchase) sale of shares in subsidiary held by minority interest	(76,058)	(19,830)	18,708
Net cash (used in) provided by investing activities	(221,499)	48,991	(75,777)
FINANCING ACTIVITIES:
Repurchase of common stock and warrant	(2,638)	(135,840)	(12,150)
Proceeds from exercise of stock options	19,820	14,134	6,658
Proceeds from issuance of convertible senior notes	—	345,000	—
Payment of debt issuance costs	(1,334)	(9,053)	—
Purchase of conversion spread hedges	—	(37,398)	—
Excess tax benefit from stock-based compensation	3,597	280	—
Net cash (used in) provided by financing activities	19,445	177,123	(5,492)
Effect of exchange rate changes on cash and cash equivalents	7,821	5,041	(2,302)
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(38,218)	343,236	(20,929)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	423,577	80,341	101,270
CASH AND CASH EQUIVALENTS, END OF PERIOD	$385,359	$423,577	$80,341
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$31,550	$16,463	$2,479
Cash paid during the period for interest	$7,542	$3,552	$3,683

See Notes to Consolidated Financial Statements

PRICELINE.COM INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                       BUSINESS DESCRIPTION

Priceline.com Incorporated (“priceline.com,” or the “Company”) is a leading online travel company that offers its customers a broad range of travel services, including the opportunity to purchase airline tickets, hotel rooms, car rentals, vacation packages, cruises and destination services.  The Company’s unique Name Your Own Price® system — which allows its customers to make offers for travel services at prices they set — enables its customers to use the Internet to save money while enabling sellers, which include many of the major domestic airline, hotel and rental car companies, to generate revenue.  The Company also offers its customers the ability to purchase travel services in a more traditional, price-disclosed manner.

2.                                       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiaries and its 96.7%-owned subsidiary, priceline.com International Ltd. (“priceline.com International”), which wholly owns priceline.com Europe Holdings N. V. (“priceline.com Europe Holdings”), Booking.com Limited and Booking.com B.V.  All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in affiliates in which the Company does not have control, but has the ability to exercise significant influence, are accounted for by the equity method.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto.  Actual results may differ from those estimates.

Fair Value of Financial Instruments — The Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and deferred merchant bookings, are carried at cost which approximates their fair value because of the short-term nature of these financial instruments.  As of December 31, 2007, the estimated fair value of the Company’s outstanding Convertible Senior Notes was approximately $1.66 billion.

Cash and Cash Equivalents — The Company invests excess cash primarily in money market accounts and short-term commercial paper. All highly liquid instruments with an original maturity of three months or less are considered cash equivalents.

Investments — The Company generally invests excess cash in short-term investment grade fixed income securities.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company has classified its investments as available-for-sale.  These securities are carried at estimated fair market value with the aggregate unrealized gains and losses related to these investments, net of taxes, reflected as a part of accumulated other comprehensive income within stockholders’ equity.

The fair value of the investments is based on the specific quoted market price of the securities at the Consolidated Balance Sheet dates.  Investments are considered to be impaired when a decline in fair value is judged to be other than temporary.  Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established. The marketable securities are presented as current assets in the accompanying Consolidated Balance Sheets, if they are available to meet the short-term working capital needs of the Company. Investments with a maturity date greater than one year from the balance sheet date are classified as long-term investments.

Restricted Cash — Restricted cash at December 31, 2007 and 2006 collateralizes the counterparty to the interest rate hedge agreement in connection with the Company’s 1% Convertible Senior Notes and certain landlords that lease the Company office space.

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

Merchant Revenues and Cost of Merchant Revenues

Name Your Own Price® Services:  Merchant revenues and related cost of revenues are derived from transactions where priceline.com is the merchant of record and, among other things, selects suppliers and determines the price it will accept from the customer.  The Company recognizes such revenues and costs if and when it fulfills the customer’s non-refundable offer. Merchant revenues and cost of merchant revenues include the selling price and cost, respectively, of the travel services and are reported on a gross basis.  In very limited circumstances, priceline.com makes certain customer accommodations to satisfy disputes and complaints.  The Company accrues for such estimated losses and classifies the resulting expense as adjustments to merchant revenue and cost of merchant revenues.  Pursuant to the terms of the Company’s hotel service, its hotel suppliers are permitted to bill the Company for the underlying cost of the service during a specified period of time.  In the event that the Company is not billed by its hotel supplier within the specified time period, the Company reduces its cost of revenues by the unbilled amounts.

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

Agency Revenues and Cost of Agency Revenues

Agency revenues are derived from travel related transactions where the Company is not the merchant of record and where the prices of the services sold are determined by third parties. Agency revenues include travel commissions, customer processing fees and global distribution system (“GDS”) reservation booking fees and are reported at the net amounts received, without any associated cost of revenue. Such revenues are recognized by the Company when the customers complete their travel.

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

Personnel — Personnel expenses consist of compensation to the Company’s personnel, including salaries, bonuses, payroll taxes, employee health insurance and stock based compensation.  Included in accrued expenses were accrued compensation expenses of $19.8 million and $14.3 million at December 31, 2007 and 2006, respectively.

Information Technology — Information technology expenses are comprised primarily of outsourced data center costs, system maintenance and software license fees, data communications and other expenses associated with operating the Company’s Internet sites and payments to outside contractors. Such costs are expensed as incurred.

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

Effective January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective method. Under this transition method, compensation cost recognized in the year ended December 31, 2006, includes amounts of: (a) compensation cost of all share-based awards granted to employees prior to, but unvested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, net of estimated forfeitures, and (b) compensation cost for all stock-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the new provisions of SFAS 123(R). In accordance with the modified prospective method, results for prior periods have not been restated.   The Company determined the excess tax benefits available as of the adoption date for use in offsetting future tax shortfalls using the alternative transition method of FASB Staff Position 123(R)-3. The adoption of SFAS 123(R) resulted in an increase in net earnings attributable to the cumulative effect of this accounting change caused by SFAS 123(R)’s requirement to apply an estimated forfeiture rate to unvested awards.  The Company previously recorded forfeitures when they occurred. The cumulative effect of accounting change as of January 1, 2006 totaled approximately $211,000 ($131,000 net of related tax effect) and was recorded in personnel expense for the year ended December 31, 2006 since its impact on net income and net income per share was not significant. Prior to the adoption of SFAS 123(R), deferred compensation related to restricted stock and restricted stock unit awards was classified as a separate component of stockholders’ equity. In accordance with the provisions of SFAS 123(R), on January 1, 2006, the balance in deferred compensation was reclassified to additional paid-in capital.

The fair value of restricted stock, performance share units and restricted stock units is determined based on the number of units or shares, as applicable, granted and the quoted price of the Company’s common stock as of the grant date.  The fair value of stock options is determined as of the grant date using the Black-Scholes valuation model. Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight line method under SFAS 123(R).

SFAS 123(R) also amends SFAS No. 95, Statement of Cash Flows, requiring the benefits of tax deductions in excess of recognized compensation costs to be reported as financing cash flows, rather than as operating cash flows as previously required, but only when such excess tax benefits are realized.

The fair value of stock options granted during the year ended December 31, 2005 was estimated at the date of grant using the Black-Scholes option pricing model, assuming no dividends and the following weighted average assumptions:

For the Year Ended December 31, 2005

Risk-free interest rate	4.4%

Expected lives	3 years

Volatility	63%

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

The following table provides relevant information as to reported results for the year ended December 31, 2005 under the Company’s intrinsic value method of accounting for stock options with supplemental pro forma information as if the fair value recognition provisions of SFAS 123 had been applied (in thousands, except per share amounts):

For the Year Ended December 31, 2005

Net income applicable to common stockholders, as reported	$190,875
Add: Stock-based compensation, as reported, net of taxes	2,639
Deduct: Total stock-based compensation determined under SFAS 123 fair value based method for all stock-based compensation, net of taxes	(6,763)

Adjusted net income, SFAS 123, fair value method for all stock-based compensation	$186,751

Net income applicable to common stockholders per basic common share, as reported	$4.87

Net income applicable to common stockholders per diluted common share, as reported	$4.21

Net income applicable to common stockholders per basic common share, SFAS 123 adjusted	$4.77

Net income applicable to common stockholders per diluted common share, SFAS 123 adjusted	$4.13

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

Segment Reporting — The Company operates and manages its business as a single operating segment.  For geographic related information, see Note 19 to these Consolidated Financial Statements.

Foreign Currency Translation — The functional currency of the Company’s foreign subsidiaries is generally their respective local currency.  Assets and liabilities are translated into U.S. dollars at the rate of exchange existing at the balance sheet date.  Income statement amounts are translated at the average exchange rates for the period.  Translation gains and losses are included as a component of accumulated other comprehensive income in the accompanying Consolidated Balance Sheets.  Foreign currency transaction gains and (losses) are included in the Consolidated Statement of Operations, principally in other income (expense), and amounted to ($0.2 million), $0.8 million and ($0.7 million) for the years ended December 31, 2007, 2006 and 2005, respectively.

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

From time to time, the Company enters into forward contracts with counterparties pursuant to which future foreign exchange rates for expected future earnings are fixed.  Realized and unrealized gains and losses resulting from the forward contracts are recognized in the period in which they occur.  As of December 31, 2007, contracts with notional values of 16.0 million Euros and 3.7 million British Pounds were outstanding to minimize the impact of short-term foreign currency fluctuations on consolidated operating results.  As of December 31, 2006, contracts with notional amounts of 17.6 million Euros were outstanding.  Foreign exchange gains (losses) from forward contracts in the amount of ($3.0 million), ($1.5 million) and $0.3 million were recorded in other income (expense) for the years ended December 31, 2007, 2006 and 2005, respectively.

Recent Accounting Pronouncements — In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard requires unrealized gains and losses to be included in earnings for items reported using the fair value option.  SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 159 to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It also requires acquisition-related costs to be expensed as incurred, restructuring costs to generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. The adoption of SFAS No. 141(R) will change the Company’s accounting treatment for business combinations on a prospective basis beginning January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 changes the accounting and reporting for minority interests, which will be characterized as non-controlling interests and classified as a component of equity. SFAS No. 160 is effective for the Company on a prospective basis in the first quarter of fiscal year 2009. The Company has not yet determined the impact on its consolidated financial statements of adopting SFAS No. 160.

3.                                       BUSINESS ACQUISITIONS

On November 6, 2007, the Company and a newly-formed, indirect wholly-owned subsidiary of the Company, acquired 100% of the total issued share capital of  Agoda Company, Ltd. (“Agoda”) and AGIP LLC (“AGIP,” and together with Agoda, the “Agoda Companies”).  The purchase price for the acquisition, including acquisition costs, consists of an initial purchase price payable by the Company in cash of approximately $16 million and up to an additional $141.6 million in cash, which is payable by the Company if the Agoda Companies achieve the maximum “gross bookings” and earnings targets from January 1, 2008 through December 31, 2010.  The contingent consideration, if any, will be recorded as additional purchase price when the contingency is resolved and additional purchase price, if any, is distributable. Assets acquired totaled $13.7 million and consisted principally of cash, accounts receivable and intangible assets.  Liabilities assumed totaled approximately $13.1 million and consisted of accounts payable, accrued expenses, deferred merchant bookings and deferred taxes.  Preliminary goodwill resulting from the acquisition amounted to approximately $15.7 million and is subject to adjustment upon finalization of the purchase price allocation.

On December 21, 2007, the Company acquired 100% of the total issued share capital of an online advertising company for approximately $4.1 million in cash, including acquisition costs.  Assets acquired totaled $2.6 million and consisted principally of cash, accounts receivable and intangible assets.  Liabilities assumed totaled approximately $0.6 million and consisted of accounts payable, accrued expenses, and deferred taxes.  Preliminary goodwill resulting from the acquisition amounted to approximately $2.1 million and is subject to adjustment upon finalization of the purchase price allocation.  In addition, the Company could be required to pay an additional amount of up to $3.8 million in each of the years 2008, 2009 and 2010, if the acquired company achieves certain performance targets.

The acquisitions have been accounted for as purchase business combinations. The Company’s Consolidated Financial Statements include the results of operations of the acquired companies since their respective acquisitions.

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

Stock-based compensation issued under the plans generally consists of non-qualified stock options, restricted stock, performance share units and restricted stock units.  Stock options are granted to employees at exercise prices equal to the fair market value of the common stock at the date of grant and have a term of 10 years.  Generally, stock option grants to employees vest over three years from the grant date.  Restricted stock, performance share units and restricted stock units generally vest over periods from 1 to 4 years.  The Company issues new shares of common stock upon the issuance of restricted stock, the exercise of stock options and the vesting of restricted stock units and performance share units.

In addition, the Company has granted restricted stock and restricted stock units in shares of priceline.com International to certain managers of its European operations.  These awards generally vest over two to three years.

Stock-based compensation cost was approximately $16.3 million, $14.9 million and $4.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.  The related tax benefit was $5.3 million, $5.4 million and $1.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.  Included in the above amounts are stock-based compensation and related tax benefit for restricted stock and restricted stock units related to shares of priceline.com International (“PIL Share-Based Awards”).

The following table summarizes stock option activity during the year ended December 31, 2007:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)

Outstanding at January 1, 2007	2,947,443	$60.70	5.6
Granted	—	—
Exercised	(962,134)	$20.60		$46,518
Forfeited/Expired	(80,309)	$168.63
Outstanding at December 31, 2007	1,905,000	$76.41	4.5	$127,641
Vested or expected to vest at December 31, 2007	1,901,708	$76.50	4.5	$127,338
Exercisable at December 31, 2007	1,839,163	$78.32	4.4	$121,589

The Company granted 371,998 stock options during the year ended December 31, 2005, with a weighted average grant-date fair value per share of $11.32.  No stock options were granted during the year ended December 31, 2006.  The intrinsic value of stock options exercised was approximately $12.6 million and $4.6 million for the years ended December 31, 2006 and 2005, respectively.  As of December 31, 2007, the total future compensation cost related to unvested stock options not yet recognized was $0.6 million and the weighted average period over which these awards are expected to be recognized was 0.6 years.

The following table summarizes the activity of unvested restricted stock, restricted stock units and performance share units (“Share-Based Awards”) during the year ended December 31, 2007:

Share-Based Awards	Shares	Weighted Average Grant Date Fair Value

Unvested at January 1, 2007	889,751	$24.52
Granted	520,090	$78.22
Vested	(151,992)	$23.37
Performance Shares Adjustment	381,440	$101.51
Forfeited/Expired	(42,133)	$29.44

Unvested at December 31, 2007	1,597,156	$60.37

The Company granted 322,620 and 389,977 restricted shares, performance share units and restricted stock units during the years ended December 31, 2006 and 2005, respectively, with an aggregate grant-date fair value of approximately $8.1 million and $8.8 million, respectively.  During the years ended December 31, 2006 and 2005, respectively, 157,542 and 26,833 shares of restricted stock vested with a total grant date fair value of $3.5 million and $0.6 million.

As of December 31, 2007, there was $70.5 million of total future compensation cost related to unvested Share-Based Awards to be recognized over a weighted-average period of 2.7 years.

The unvested Share-Based Awards include 276,110 performance share units granted in 2007 to certain employees, net of actual forfeitures, with a weighted average grant date fair value of approximately $96.73 per share.  The 276,110 represents the target number of performance share units of priceline.com common stock that will be issued to employees if the Company, and, with respect to certain grants, its subsidiaries, priceline.com International and the Agoda Companies, achieve certain financial performance goals.  The actual number of shares issued will be determined in 2011 upon completion of the performance period, assuming there is no accelerated vesting for, among other things, a termination of employment under certain circumstances, or a change in control, and could range from 99,360 to an additional 496,986 shares over the target number of shares if the maximum performance threshold associated with the performance share units is met by the Company and/or its subsidiaries, as applicable.  Stock-based compensation related to the performance share units is recorded based upon the estimated probable outcome at the end of the performance period.  During the year ended December 31, 2007, the estimated probable number of shares to be issued at the end of the performance period was increased by 381,440 shares.

The unvested Share-Based Awards include a broad-based grant of 164,095 performance share units to certain employees in 2006, net of actual forfeitures, with a weighted average grant date fair value of approximately $25.39 per share.  The 164,095 represents the target number of shares of priceline.com common stock that will be issued to employees if the Company achieves certain financial performance versus a peer group of companies.  The actual number of share units issued will be determined in 2009 upon completion of the performance period, assuming there is no accelerated vesting for, among other things, a change in control, and could range from zero to an additional 328,190 shares over the target number of shares if the maximum performance threshold associated with the performance share units is met by the Company.  Stock-based compensation related to the performance share units is recorded based upon the estimated probable outcome at the end of the performance period.  During the year ended December 31, 2006, the estimated probable number of shares to be issued at the end of the performance period was increased by 328,190 shares.

The following table summarizes the activity of unvested PIL Share-Based Awards during the year ended December 31, 2007 (based upon the exchange rate as of December 31, 2007):

PIL Share-Based Awards	Shares	Weighted Average Grant Date Fair Value

Unvested at January 1, 2007	66,687	$35.32
Granted	—
Vested	(20,228)	$34.00
Forfeited/Expired	—

Unvested at December 31, 2007	46,459	$35.89

The Company granted 57,515 restricted shares and restricted stock units of priceline.com International during the year ended December 31, 2005, with an aggregate grant-date fair value of $1.8 million (based upon the exchange rate at grant date).  No shares were issued during the year ended December 31, 2006.  During the years ended December 31, 2006 and 2005, 23,382 and 24,958 shares of priceline.com International restricted stock vested with a total grant date fair value of approximately $0.8 million and $0.8 million, respectively.

As of December 31, 2007 there was $0.1 million of total unrecognized compensation cost related to unvested PIL Share-Based Awards (based upon the exchange rate as of December 31, 2007) to be recognized over a weighted-average period of 0.1 years.

5.                                       RESTRUCTURING

At December 31, 2007, the Company had a restructuring liability of $1.2 million for the estimated remaining costs related to leased property vacated by the Company in 2000. During the first quarter of

2006, the Company recorded a $0.1 million restructuring charge based upon a re-evaluation of the estimated disposal costs related to the vacated leased property.  The Company estimates that, based on current available information, the remaining net cash outflows associated with its restructuring related commitments will be paid in 2008-2011. The current portion of the restructuring accrual in the amount of $0.7 million is recorded in “Accrued expenses and other current liabilities” and the $0.5 million non-current portion is recorded in “Other long-term liabilities” on the Company’s Consolidated Balance Sheet.

6.                                       INVESTMENTS

The following table summarizes, by major security type, the Company’s short-term investments as of December 31, 2007 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Corporate debt securities	$31,080	$21	$(18)	$31,083
State government and agency securities	79,020	—	—	79,020
U.S. government and agency securities	9,461	49	—	9,510
Foreign government securities	2,898	—	(12)	2,886

Total	$122,459	$70	$(30)	$122,499

The Company’s short-term investments as of December 31, 2006 in the amount of $8.0 million were comprised of U.S. government and agency securities with no significant unrealized gain or loss.

                Long-term investments amounting to $2.5 million as of December 31, 2007 were comprised of corporate debt with a maturity date greater than one year and are recorded net of unrealized losses of approximately $0.2 million.  No material investment gains or losses were realized for the years ended December 31, 2007, 2006 and 2005.

7.                                       ACCOUNTS RECEIVABLE RESERVES

The Company accrues for costs associated with purchases made on its websites by individuals using fraudulent credit cards and for other amounts “charged back” as a result of payment disputes.  The Company also records a provision for uncollectible commissions.  Changes in accounts receivable reserves consisted of the following (in thousands):

	For the Year Ended December 31,
	2007	2006	2005
Balance, beginning of year	$1,651	$1,377	$1,390
Impact of acquisitions	12	—	290
Provision charged to expense	4,886	5,071	2,331
Charge-offs and adjustments	(4,355)	(4,904)	(2,609)
Currency translation adjustment	115	107	(25)
Balance, end of year	$2,309	$1,651	$1,377

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

The Company’s convertible debt issues have net share settlement features requiring the Company upon conversion to settle the principal amount of the debt for cash and the conversion premium for cash or shares of the Company’s common stock. Pursuant to EITF 90-19, “Convertible Bonds with Issuer Options to Settle for Cash upon Conversion,” the convertible notes are included in the calculation of diluted net income per share if their inclusion is dilutive under the treasury stock method.

Prior to the Company executing an exchange offer in November 2006 that modified certain terms in the 1% Notes and 2.25% Notes, such notes were convertible into a fixed amount of common stock if certain specified conditions were met. Pursuant to EITF 04-08 “Effect of Contingently Convertible Debt on Diluted Earnings per Share”, these convertible notes were included in the calculation of diluted earnings per share if their inclusion was dilutive to earnings per share under the “if-converted” method for the years ended December 31, 2006 and 2005.

A reconciliation of net income and the weighted average number of shares outstanding used in calculating diluted earnings per share is as follows (in thousands):

	For the Year Ended December 31,
	2007	2006	2005

Net income applicable to common stockholders	$155,527	$72,539	$190,875
Interest expense on Convertible Senior Notes	—	2,668	2,992
Preferred stock dividend	—	—	1,854
	$155,527	$75,207	$195,721

Weighted average number of basic common shares outstanding	37,671	38,650	39,161
Weighted average dilutive stock options, restricted stock, restricted stock units and performance share units	1,478	1,101	318
Weighted average dilutive stock warrants	—	—	1,197
Assumed conversion of Convertible Senior Notes	6,355	4,971	5,760
Weighted average number of diluted common and common equivalent shares outstanding	45,504	44,722	46,436
Anti-dilutive potential common shares	9,969	12,780	4,189

Anti-dilutive potential common shares for the years ended December 31, 2007 and 2006 includes approximately 7.9 million shares and 9.3 million shares, respectively, that could be issued under the Company’s convertible debt if the Company experiences substantial increases in its common stock price. Under the treasury stock method, the convertible notes will generally have a dilutive impact on net income per share if the Company’s average stock price for the period exceeds the conversion price for the convertible notes. As an example, at stock prices of $40 per share, $80 per share, $100 per share and $150 per share, common equivalent shares would include approximately 0.1 million, 7.2 million, 8.6 million and 10.5 million equivalent shares, respectively, related to the convertible notes (excluding the offsetting impact of the Convertible Spread Hedges — see Note 12).

9.             PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2007 and 2006 consists of the following (in thousands):

	2007	2006	Estimated Useful Lives (years)
Computer equipment and software	$76,343	$96,761	Up to 3
Office equipment, furniture and fixtures and leasehold improvements	10,178	10,361	3 to 7
Total	86,521	107,122
Less: accumulated depreciation and amortization	(59,433)	(85,431)
Property and equipment, net	$27,088	$21,691

Fixed asset depreciation and amortization expense was approximately $11.8 million, $10.1 million and $8.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

10.                                 INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets consist of the following (in thousands):

	December 31, 2007			December 31, 2006

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period	Weighted Average Useful Life

Supply and distribution agreements	$191,612	$(34,684)	$156,928	$151,926	$(24,237)	$127,689	13 years	13 years

Technology	27,865	(21,191)	6,674	21,454	(12,571)	8,883	3 years	3 years

Patents	1,489	(1,133)	356	1,489	(1,076)	413	15 years	15 years

Customer lists	12,280	(10,546)	1,734	9,822	(8,049)	1,773	2 – 3 years	2 years

Internet domain names	6,453	(1,343)	5,110	6,443	(698)	5,745	10 years	10 years

Trade names	15,317	(4,007)	11,310	10,515	(2,195)	8,320	5 years	5 years

Other	1,725	(1,089)	636	1,107	(1,005)	102	1 – 15 years	9 years
Total intangible assets	$256,741	$(73,993)	$182,748	$202,756	$(49,831)	$152,925

Intangible assets with determinable lives are amortized on a straight-line basis.  Intangible assets amortization expense was approximately $25.7 million, $24.8 million and $18.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The annual estimated amortization expense for intangible assets for the next five years and thereafter is expected to be as follows (in thousands):

2008	$23,650
2009	18,540
2010	16,904
2011	16,594
2012	16,491
Thereafter	90,569
$182,748

A substantial majority of the Company’s goodwill relates to its acquisitions of Booking.com Limited in 2004, Booking.com B.V. in 2005 and subsequent purchases of the minority interest in their parent company, priceline.com International.

A roll forward of goodwill for the years ended December 31, 2007 and 2006 consists of the following (in thousands):

	2007	2006
Balance, beginning of year	$226,707	$198,417
Acquisitions	17,773	2,606
Adjustment to pre-acquisition liabilities	—	(155)
Purchase of minority interest	33,220	4,766
Currency translation adjustments	9,459	21,073
Balance, end of year	$287,159	$226,707

Impairment tests performed in 2007 and 2006 did not result in any adjustments to the carrying value of goodwill.

11.                                 OTHER ASSETS

Other assets at December 31, 2007 and 2006 consist of the following (in thousands):

	2007	2006
Investment in pricelinemortgage.com	$9,229	$9,550
Deferred debt issuance costs	10,032	11,899
Other	630	395
Total	$19,891	$21,844

Investment in pricelinemortgage.com represents the Company’s 49% equity investment in pricelinemortgage.com and, accordingly, the Company recognizes its pro rata share of pricelinemortgage.com’s operating results, not to exceed an amount that the Company believes represents the investment’s estimated fair value. The Company recognized losses of approximately $321,000 and $80,000 representing its pro rata share of pricelinemortgage.com’s operating loss for the years ended

December 31, 2007 and 2006, respectively.  For the year ended December 31, 2005, the Company recognized approximately $1.3 million of income from its investment in pricelinemortgage.com.  The Company earned advertising fees from pricelinemortgage.com of approximately $9,000, $22,000 and $53,000 in the years ended December 31, 2007, 2006 and 2005, respectively.  In 2006, the Company recorded an impairment charge of $1.1 million to reduce the carrying value of its equity investment in pricelinemortgage.com to its estimated fair value.

Deferred debt issuance costs arose from the Company’s issuance of $125 million aggregate principal amount of 1% Notes in August 2003, $100 million aggregate principal amount of 2.25% Notes in June 2004, $172.5 million aggregate principal amount of 0.5% Notes in September 2006 and $172.5 million of aggregate principal amount 0.75% Notes in September 2006 (see Note 12).  Deferred debt issuance costs of approximately $4.3 million, $3.8 million, $4.4 million and $4.4 million, respectively, consisting primarily of underwriting commissions and professional service fees, are being amortized using the effective interest rate method over approximately five years, except for the 0.75% Notes, which are amortized over seven years.

12.           DEBT

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

The revolving credit facility provides for the issuance of up to $50 million of letters of credit as well as borrowings on same-day notice, referred to as swingline loans, which are available in U.S. dollars, Euros, Pounds Sterling and any other foreign currency agreed to by the lenders. The Company may request that an additional $100 million be added to the revolving credit facility or to enter into one or more tranches of additional term loans. The proceeds of loans made under the facility could be used for working capital or general corporate purposes. As of December 31, 2007, there were no borrowings outstanding under the facility and the Company has issued approximately $14.7 million of letters of credit under the revolving credit facility.

Convertible Debt

The Company’s convertible debt is convertible into the Company’s common stock subject to certain conditions. Upon conversion, a holder will receive cash for the principal amount of the note and cash or shares of the Company’s common stock for the conversion value in excess of such principal amount.  Based upon the closing price of the Company’s common stock for the prescribed measurement periods during the three months ended December 31, 2007, the contingent conversion thresholds on each of the Company’s convertible senior note issues were exceeded. As a result, the notes are convertible at the option of the holder as of December 31, 2007 and, accordingly, have been classified as a current liability amounting to approximately $570 million in the Consolidated Balance Sheet as of that date.  As of December 31, 2007, the estimated fair value of the Convertible Senior Notes was approximately $1.66 billion.  If the note holders were to convert, the Company would deliver approximately $570 million in cash to repay the principal amount of the notes and would deliver cash or shares of common stock, at its option, to satisfy the conversion value in excess of the principal amount.  In 2007, approximately $50,000 and $23,000 of the 2.25% Notes and 1% Notes, respectively, were converted.  The convertible debt may be classified as long-term debt in future quarters if the contingent conversion thresholds are not met in such quarters. Convertible debt consists of the following as of December 31, 2007 and 2006 (in thousands):

	December 31, 2007	December 31, 2006
$125 million aggregate principal amount of 1.00% Convertible Senior Notes due August 2010	$124,846	$123,865
$172.5 million aggregate principal amount of 0.50% Convertible Senior Notes due September 2011	172,500	172,500
$172.5 million aggregate principal amount of 0.75% Convertible Senior Notes due September 2013	172,500	172,500
$100 million aggregate principal amount of 2.25% Convertible Senior Notes due January 2025	99,950	100,000

	$569,796	$568,865

The $125 million aggregate principal amount of Convertible Senior Notes due August 1, 2010, with an interest rate of 1.00% (the “1% Notes”) are convertible, subject to certain conditions, into the Company’s common stock at a conversion price of approximately $40.00 per share. Prior to August 1, 2008, the 1% Notes will be convertible if the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading days ending on the first day of a conversion period is more than 110% of the then current conversion price of the 1% Notes, or after August 1, 2008, if the closing price of the Company’s common stock is more than 110% of the then current conversion price of the 1% Notes. The 1% Notes are also convertible in certain other circumstances, such as a change in control of the Company. In addition, the 1% Notes will be redeemable at the Company’s option beginning in 2008, and the holders may require the Company to repurchase the 1% Notes on August 1, 2008 or in certain other circumstances. In the event that all or substantially all of the Company’s common stock is acquired on or prior to August 1, 2008, in a transaction in which the consideration paid to holders of the Company’s common stock consists of all or substantially all cash, the Company would be required to make additional payments in the form of additional shares of common stock to the holders of 1% Notes in aggregate value ranging from $0 to approximately $16.5 million depending upon the date of the transaction and the then current stock price of the Company. No additional payments are due at stock prices in excess of $100 per share.  Interest on the 1% Notes is payable on February 1 and August 1 of each year.

In November 2003, the Company entered into an interest rate swap agreement whereby it swapped the fixed 1% interest on its 1% Notes for a floating interest rate based on the 3-month U.S. Dollar LIBOR, minus the applicable margin of 221 basis points, on $45 million notional value of debt. This agreement expires August 1, 2010. The Company designated this interest rate swap agreement as a fair value hedge. The changes in the fair value of the interest rate swap agreement and the underlying debt are recorded as offsetting gains and losses in interest expense in the Consolidated Statement of Operations. Hedge ineffectiveness was not significant in the years ended December 31, 2007, 2006 and 2005. The fair value cost to terminate this swap as of December 31, 2007 and 2006, was approximately $0.1 million and $1.2 million, respectively, and has been recorded in accrued expenses and other current liabilities at December 31, 2007, and other long-term liabilities at December 31, 2006, with a related adjustment to the carrying value of debt.

 In 2006, the Company issued in a private placement $172.5 million aggregate principal amount of Convertible Senior Notes due September 30, 2011, with an interest rate of 0.50% (the “2011 Notes”), and $172.5 million aggregate principal amount of Convertible Senior Notes due September 30, 2013, with an interest rate of 0.75% (the “2013 Notes”).  The 2011 Notes and the 2013 Notes are convertible, subject to certain conditions, into the Company’s common stock at a conversion price of approximately $40.38 per share. The 2011 Notes and the 2013 Notes are convertible, at the option of the holder, prior to June 30, 2011 in the case of the 2011 Notes, and prior to June 30, 2013 in the case of the 2013 Notes, upon the occurrence of specified events, including, but not limited to a change in control, or if the closing sale price of the Company’s common stock for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 120% of the applicable conversion price in effect for the notes on the last trading day of the immediately preceding quarter. In the event that all or substantially all of the Company’s common stock is acquired on or prior to the maturity of the 2011 Notes or the 2013 Notes, in a transaction in which the consideration paid to holders of the Company’s common stock consists of all or substantially all cash, the Company would be required to make additional payments in the form of additional shares of common stock to the holders of the 2011 Notes and the 2013 Notes, collectively, in aggregate value ranging from $0 to approximately $57.5 million depending upon the date of the transaction and the then current stock price of the Company.  No additional payments are due at stock prices in excess of $100 per share.  As of June 30, 2011, with respect to the 2011 Notes, and as of June 30, 2013, with respect to the 2013 Notes, holders shall have the right to convert all or any portion of such security. Neither the 2011 Notes nor the 2013 Notes may be redeemed by the Company prior to maturity. The holders may require the Company to repurchase the 2011 Notes and the 2013 Notes for cash in certain circumstances. Interest on the 2011 Notes and the 2013 Notes is payable on March 30 and September 30 of each year, starting March 30, 2007.

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

The $100 million aggregate principal amount of Convertible Senior Notes due January 15, 2025, with an interest rate of 2.25% (the “2.25% Notes”) are convertible, subject to certain conditions, into the Company’s common stock at a conversion price of approximately $37.95 per share. The 2.25% Notes will be convertible if, on or prior to January 15, 2020, the closing sale price of our common stock for at least 20 consecutive trading days in the period of 30 consecutive trading days ending on the first day of a conversion period is more than 120% of the then current conversion price of the 2.25% Notes. The 2.25% Notes are also convertible in certain other circumstances, such as a change in control of the Company. In the event that all or substantially all of the Company’s common stock is acquired on or prior to January 15, 2010, in a transaction in which the consideration paid to holders of the Company’s common stock consists of all or substantially all cash, the Company would be required to make additional payments in the form of common shares to the holders of the 2.25% Notes of amounts ranging from $0 to $14.3 million depending upon the date of the transaction and the then current stock price of the Company. Based on the stock price at December 31, 2007, the Company would be required to make $0.6 million in additional payments.  In addition, the 2.25% Notes will be redeemable at the Company’s option beginning January 20, 2010, and the holders may require the Company to repurchase the 2.25% Notes on January 15, 2010, 2015 or 2020, or in certain other circumstances. Interest on the 2.25% Notes is payable on January 15 and July 15 of each year.

The Company used a portion of the net proceeds from the issuance of its convertible debt to purchase the Conversion Spread Hedges and to repurchase 3.85 million shares of its common stock at a cost of $129.6 million.  The Company also used a portion of the net proceeds from the issuances to fund the acquisitions of Travelweb and Booking.com Limited in 2004, Booking.com B.V. in July 2005 and the Agoda Companies in 2007.  The remaining proceeds are available for general corporate purposes, strategic uses and working capital requirements.

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

Under these programs, the Company repurchased approximately 4.1 million shares of its common stock at an aggregate cost of $134.7 million in the year ended December 31, 2006, at prevailing market prices. Repurchases of 43,358 and 40,496 shares at an aggregate cost of approximately $2.6 million and $1.1 million were made in the years ended December 31, 2007 and 2006, respectively, to satisfy employee withholding taxes related to stock-based compensation.

The Company may make additional repurchases of shares under its stock repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors. Whether and when to initiate and/or complete any purchase of common stock and the amount of common stock purchased will be determined in the Company’s complete discretion. As of December 31, 2007, there were approximately 6.6 million shares of the Company’s common stock held in treasury.

14.           REDEEMABLE PREFERRED STOCK

There were 13,470 shares of Series B Preferred Stock outstanding as of December 31, 2006, with an aggregate liquidation preference of approximately $13.5 million and a semi-annual dividend requirement of 40,240 shares of common stock.  In the first quarter of 2007, Delta exercised warrants to purchase 756,199 shares of the Company’s common stock by surrendering 13,470 shares of Series B Preferred Stock, representing all of the remaining outstanding shares of Series B Preferred Stock, and the Company issued a final pro-rated dividend to Delta in the amount of 34,874 shares of common stock. The exercise of the warrant was a non-cash transaction.  The Company recorded non-cash dividends of approximately $1.6 million, $1.9 million and $1.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

15.                                 MINORITY INTERESTS

In connection with the Company’s acquisitions of Booking.com B.V. in July 2005 and Booking.com Limited in September 2004 and the reorganization of its European operations, key managers of Booking.com B.V. and Booking.com Limited purchased shares of priceline.com International.  In addition, these key managers were granted restricted stock and restricted stock units in priceline.com International shares that vest over time.  As of December 31, 2007, the total aggregate minority interest in priceline.com International on a fully diluted basis was approximately 3.30%.

The holders of the minority interest in priceline.com International have the right to put their shares to the Company and the Company has the right to call their shares at a purchase price reflecting the fair market value of the shares at the time of the exercise of the put or call right.  Subject to certain exceptions, (a) certain of the shares are subject to the put and call options in March 2008 and (b) certain of the shares are subject to the put and call options in August 2008.  In April 2007 (in connection with the March 2007 put and call options), the Company repurchased 92,125 shares underlying minority interest with a carrying value of $3.7 million for an aggregate purchase price of approximately $15.0 million based upon fair value.  In October 2007 (in connection with the August 2007 put and call options), the Company repurchased 197,538 shares underlying minority with a carrying value of $9.9 million for an aggregate purchase price of approximately $61.0 million based upon fair value.  In 2006, the Company repurchased shares underlying minority interest with a carrying value of $7.9 million for an aggregate purchase price of $19.8 million based upon fair value.  The purchases have been accounted for as step acquisitions and accordingly, the excess of the purchase price over the carrying value is recorded as an increase of intangible assets, deferred taxes and goodwill.

All purchased securities and vested granted securities described above can be put by the holders of the securities or called by the Company shortly after the consummation of a “change in control” of the Company.  The aggregate fair value of the remaining minority interest in priceline.com International is estimated to be approximately $95 million and $63 million at December 31, 2007 and 2006, respectively, including unvested restricted stock and restricted stock units.

16.                                 TAXES

Domestic pre-tax income was $25.9 million, $27.6 million and $31.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.  Foreign pre-tax income was $119.1 million, $34.5 million and $5.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The tax provision (benefit) for the year ended December 31, 2007 is as follows (in thousands):

	Current	Deferred	Total

Federal	$762	$(38,820)	$(38,058)
State	—	2,042	2,042
Foreign	35,142	(11,185)	23,957

Total:	$35,904	$(47,963)	$(12,059)

The tax provision (benefit) for the year ended December 31, 2006 is as follows (in thousands):

	Current	Deferred	Total

Federal	$571	$(8,363)	$(7,792)
State	(48)	(9,164)	(9,212)
Foreign	14,894	(10,278)	4,616

Total:	$15,417	$(27,805)	$(12,388)

The tax provision (benefit) for the year ended December 31, 2005 is as follows (in thousands):

	Current	Deferred	Total

Federal	$646	$(156,956)	$(156,310)
State	36	(1,737)	(1,701)
Foreign	3,659	(1,925)	1,734

Total:	$4,341	$(160,618)	$(156,277)

At December 31, 2007, the Company had approximately $3.0 billion of net operating loss carryforwards (“NOLs”) for U.S. federal income tax purposes expiring from December 31, 2019 to 2021.  The utilization of these NOL’s is subject to limitation under Section 382 of the Internal Revenue Code and is also dependent upon the Company’s ability to generate sufficient future income.

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

As required by SFAS No. 109, “Accounting for Income Taxes,” the Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of these deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future income, the carryforward periods available for tax reporting purposes, and other relevant factors. Based upon such assessments, in the years ended December 31, 2007, 2006 and 2005, the Company recorded non-cash income tax benefits in the amount of $47.9 million, $28.1 million and $170.5 million, respectively, resulting from a reversal of a portion of its valuation allowance on its domestic deferred tax assets.  In addition, the Company recognized $3.6 million of deferred tax assets in 2007 related to foreign capital allowance deductions that are considered more likely than not to be realized. The deferred tax asset at December 31, 2007 and 2006 amounted to $232.6 million and $191.7 million, respectively.  The current portion at December 31, 2007 and 2006 amounting to $14.0 million and $12.3 million, respectively, is recorded in prepaid expenses and other current assets in the Consolidated Balance Sheet.  It is more likely than not that the remaining deferred tax assets will not be realized and, accordingly, a valuation allowance remains against those assets.  The valuation allowance may need to be adjusted in the future if facts and circumstances change, causing a reassessment of the amount of deferred tax assets more likely than not to be realized.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2007 and 2006 are as follows (in thousands):

	2007	2006
Deferred tax assets/(liabilities):
Net operating loss carryforward — U.S.	$1,048,647	$1,074,665
IRC 382 Disallowance	(485,192)	(485,192)
	563,455	589,473
Net operating loss carryforward — U.K.	27,177	28,714
Fixed assets	4,113	1,115
Investments	5,158	5,158
Capital loss carryforward	—	1,953
Accrued expenses	4,206	3,271
Stock-based compensation	6,207	3,680
Other	5,016	3,171
Subtotal	615,332	636,535

Intangible assets and other	(46,502)	(39,714)
Deferred tax assets	568,830	596,821

Less valuation allowance on deferred tax assets	(382,781)	(444,799)
Net deferred tax assets	$186,049	$152,022

The Company has recorded a deferred tax liability in the amount of $46.5 million and $39.7 million at December 31, 2007 and 2006, respectively, primarily related to the assignment of estimated fair value to certain purchased identifiable intangible assets associated with the acquisitions of Booking.com Limited, Booking.com B.V. and Agoda Company, Ltd.  Income tax benefits in the amount of $1.3 million and $3.0 million, respectively, were recorded in 2007 and 2006 resulting from the impact on deferred taxes of enacted reductions in certain foreign statutory tax rates.  At December 31, 2007, no provision had been made for U.S. taxes on approximately $108.6 million of foreign earnings that are expected to be reinvested indefinitely.  Estimating the tax liability that would arise if these earnings were repatriated is not practicable at this time.

The valuation allowance decreased by approximately $62 million and $38 million for the years ended December 31, 2007 and 2006, resulting primarily from a reversal of a portion of its valuation allowance to adjust the estimated amount of deferred tax assets more likely than not to be realized.

At December 31, 2007, the Company has approximately $660 million of state net operating loss carryfowards that expire between 2021 and 2023, approximately $97 million of U.K. net operating loss carryforwards and $10 million of U.K. capital allowance carryforwards that do not expire.  At December 31, 2006, the Company had approximately $5 million of U.S. capital loss carryforwards, which expired in 2007.  At December 31, 2007, the Company also had approximately $1.4 million of U.S. research credit carryforwards that expire from December 31, 2019 to December 31, 2020 and are also subject to annual limitation.  Approximately $1.9 billion of the federal NOL tax benefits were generated through equity-related transactions, including equity-based compensation and stock warrants and would be a recorded as an increase to additional paid-in capital if subsequently utilized.

The effective income tax rate of the Company is different from the amount computed using the expected U.S. statutory federal rate of 35% as a result of the following items (in thousands):

	2007	2006	2005
Income tax provision at federal statutory rate	$50,758	$21,727	$12,758
Adjustment due to:
State taxes	1,327	1,347	1,528
Intercompany interest expense	(3,534)	(3,384)	(830)
Foreign statutory rate reduction	(1,260)	(3,006)	—
Foreign rate differential	(11,059)	(2,059)	(179)
Other	3,174	1,091	268
Decrease in valuation allowance	(51,465)	(28,104)	(169,822)
Income tax benefit	(12,059)	$(12,388)	$(156,277)

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

The Company’s U.K., Netherlands, U.S. Federal and Connecticut income tax returns, constituting the returns of the major taxing jurisdictions, are subject to examination by the taxing authorities for all open years as prescribed by applicable statute. No income tax waivers have been executed that would extend the period subject to examination beyond the period prescribed by statute.

17.                                 COMMITMENTS AND CONTINGENCIES

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

City of Los Angeles v. Hotels.com, Inc., et al.:  On December 30, 2004, a putative class action complaint was filed in the Superior Court for the County of Los Angeles by the City of Los Angeles on behalf of itself and an alleged class of California cities, counties and other municipalities that have enacted occupancy taxes.  In addition to the tax claims, the complaint also asserts unfair competition claims under California Business and Professions Code § 17200, et seq. (“Section 17200”).  On August 31, 2005, the City of Los Angeles filed an amended complaint adding a claim for a declaratory judgment.  On September 26, 2005, the court sustained the defendants’ demurrers on grounds of improper joinder of defendants and claims, and therefore, dismissed the amended complaint, with leave to file a second amended complaint.  On February 8, 2006, the City of Los Angeles filed a second amended complaint that asserts the same claims but includes additional allegations of fact.  On March 27, 2006, at the direction of the court, the defendants filed renewed demurrers to the second amended complaint on grounds of improper joinder of defendants and claims.  On March 31, 2006, the defendants filed a petition to coordinate this matter with the City of San Diego case (discussed below).  On July 12, 2006, that petition was granted, and, as a result, this case and the City of San Diego case will now proceed in the Superior Court of Los Angeles.   On January 17, 2007, the defendants filed demurrers to the City of Los Angeles’ second amended complaint on all issues other than misjoinder of defendants and claims.  On March 1, 2007, the court denied defendants’ previously-filed demurrers on grounds of improper joinder of defendants and claims.  On March 2, 2007, the City of Los Angeles filed a third amended complaint.  On April 11, 2007, the defendants filed renewed demurrers to the third amended complaint.  On July 27, 2007, the court sustained the defendants’ demurrers and dismissed the City’s third amended complaint without prejudice to re-filing upon the exhaustion of the City’s mandatory administrative procedures for tax collection, and stayed the action pending such exhaustion.  The City is presently conducting those administrative procedures.

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

City of Rome, Georgia, et al., v. Hotels.com, L.P., et al.:  On November 18, 2005, a putative class action complaint was filed in the United States District Court for the Northern District of Georgia by the City of Rome, Hart County and the City of Cartersville on behalf of themselves and a putative class of Georgia cities, counties and governments which have enacted transient occupancy taxes and/or excise taxes on lodging.  In addition to the tax claims, the complaint also asserts claims for violation of Georgia’s Uniform Deceptive and Unfair Trade Practices Act, conversion, unjust enrichment, a constructive trust and a declaratory judgment.  On February 6, 2006, the Company and certain other defendants moved to dismiss the complaint.  On May 8, 2006, the court granted defendants’ motion to dismiss all claims relating to the Georgia sales and use tax and denied defendants’ motion to dismiss the excise tax claims.  The plaintiffs filed an amended complaint on June 7, 2006 naming additional plaintiffs.  On February 9, 2007, the defendants moved for summary judgment on the plaintiffs’ claims for plaintiffs’ failure to exhaust the administrative procedures required by Georgia law and plaintiffs’ respective ordinances.  On May 10, 2007, the court denied the defendants’ motion but concluding that plaintiffs were required to estimate, assess and attempt to collect the taxes at issue.  The court stayed further litigation to permit plaintiffs to comply with those administrative procedures.  Since May 10, 2007, certain of the plaintiffs have sent the Company and other defendants notices of deficiency and requests for reports regarding hotel reservation transactions in their respective jurisdictions, to which the Company and other defendants have responded.

Pitt County v. Hotels.com, L.P., et al.:  On December 1, 2005, a putative class action complaint was filed in the North Carolina General Court of Justice, Superior Court Division by Pitt County on behalf of itself and a putative class of North Carolina political subdivisions that impose occupancy taxes.  In addition to the tax claims, the complaint also asserts claims for violation of North Carolina General Statute § 75-1, et seq., conversion, a constructive trust and a declaratory judgment.  On February 13, 2006, the defendants removed this action to the United States District Court for the Eastern District of North Carolina.  On March 13, 2006, the defendants moved to dismiss the complaint.  On March 29, 2007, the court denied defendants’ motion to dismiss the complaint.  On April 13, 2007, the defendants moved for reconsideration of that decision or, in the alternative, interlocutory appeal.  On August 13, 2007, the court granted defendants’ motion for reconsideration of the court’s prior order denying the defendants’ motion to dismiss, and dismissed the action in its entirety.  On September 6, 2007, Pitt

County filed a notice of appeal of that decision to the United States Court of Appeals for the Fourth Circuit.  That appeal is pending.

City of San Antonio, Texas v. Hotels.com, L.P., et al.:  On May 8, 2006, a putative class action complaint was filed in the United States District Court for the Western District of Texas, San Antonio Division, by the City of San Antonio on behalf of itself and putative classes of Texas municipalities.  In addition to the tax claims, the complaint also asserts claim for conversion and a declaratory judgment.  On June 30, 2006, the Company and other defendants moved to dismiss the complaint.  On August 28, 2006, the plaintiff moved for class certification.  Following briefing of the motion to dismiss and motion for class certification, on October 30, 2006, the plaintiff filed a first amended complaint that limited the putative classes of Texas municipalities to 175 specifically enumerated municipalities that plaintiff alleges to have hotel occupancy tax ordinances similar to that of the plaintiff.  On March 21, 2007, the court denied defendants’ motion to dismiss the City of San Antonio’s amended complaint.   On May 16 and 17, 2007, the court conducted a hearing on the City of San Antonio’s motion for class certification.  That motion remains pending.   On September 7, 2007, the defendants filed a motion for reconsideration of the court’s March 21, 2007 order denying the defendants’ motion to dismiss, and that motion was denied on October 1, 2007.

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

City of Columbus, et al. v. Hotels.com, L.P., et al.:  On August 8, 2006, a putative class action complaint was filed in the United States District Court for the Southern District of Ohio by the cities of Columbus and Dayton on behalf of themselves and a putative class of Ohio cities, counties and townships that have enacted occupancy or excise taxes on lodging.  In addition to the tax claims, the complaint also asserts claims for unjust enrichment, money had and received, conversion, a constructive trust and a declaratory judgment.   On September 25, 2006, the Company and other defendants moved to dismiss the complaint.  On September 27, 2006, the Company and other defendants moved to transfer the case to the United States District Court for the Northern District of Ohio, where the City of Findlay case (discussed below) is pending.  On January 8, 2007, the Magistrate Judge issued a report and recommendation that the case be transferred to the Northern District of Ohio.  Plaintiffs objected to the Magistrate Judge’s report and recommendations.  On July 10, 2007, the United States District Court for the Southern District of Ohio transferred the case to the United States District Court for the Northern District of Ohio.  On July 23, 2007, the court in the Northern District of Ohio granted defendants’ motion to dismiss the plaintiffs’ Consumer Sales Practices Act claims and denied defendants’ motion to dismiss the remaining claims, adopting the reasoning of the court’s opinion on the motion to dismiss in the City of Findlay case.  On August 31, 2007, the defendants answered the complaint.  On November 5, 2007, the parties jointly moved to consolidate the City of Columbus action with the City of Findlay action for pre-trial purposes, and that motion was granted on November 6, 2007.  On February 19, 2008, the cities of Columbus, Dayton and Findlay moved to amend their respective complaints to drop all class action allegations and to add nine additional Ohio municipalities as plaintiffs.   That motion is pending.

Louisville/Jefferson County Metro Government v. Hotels.com, L.P., et al.:  On September 21, 2006, a putative class action was filed in the United States District Court for the Western District of Kentucky by the Louisville/Jefferson County Metro Government on behalf of itself and a putative class of Kentucky cities, counties and townships that have enacted transient room taxes.  In addition to the tax claims, the complaint also asserts claims for conversion, money had and received, unjust enrichment, a constructive trust, and a declaratory judgment.  On December 15, 2006, the plaintiff moved to amend the complaint to make certain changes to the identity of the defendants. That motion was granted, and, on January 8, 2007, plaintiff filed its amended complaint.  On December 22, 2006, the defendants moved to dismiss the original complaint, and, on January 17, 2007, renewed their motion to dismiss with respect to the amended complaint.  On August 10, 2007, the court denied the defendants’ motion to dismiss.  On September 13, 2007, the defendants answered.  On October 26, 2007, the defendants filed a motion for reconsideration of the court’s order denying the defendants’ motion to dismiss, or, in the alternative, certification of interlocutory appeal to the Kentucky Supreme Court or the United States Court of Appeals for the Sixth Circuit.  On November 9, 2007, the plaintiff moved to strike the defendants’ motion for reconsideration.  Both motions are pending.  The plaintiff has stated its intent to seek to amend its amended complaint to withdraw its class allegations.

County of Nassau, New York v. Hotels.com, LP, et al.:  On October 24, 2006, a putative class action was filed in the United States District Court for the Eastern District of New York by Nassau County on behalf of itself and a putative class of New York cities, counties and other local governmental entities that have imposed hotel taxes since March 1, 1995.  In addition to the tax claims, the complaint also asserts claims for conversion, unjust enrichment and a constructive trust.  On January 31, 2007, the defendants moved to dismiss the complaint.  On August 17, 2007, the court granted the defendants’ motion to dismiss the complaint for the County of Nassau’s failure to exhaust its mandatory administrative procedures for tax collection.  On September 12, 2007, the County of Nassau filed a notice of appeal of that order to the United States Court of Appeals for the Second Circuit.  That appeal is pending.

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

City of Gallup, New Mexico v. Hotels.com, L.P., et al.:  On July 6, 2007, a putative class action was filed in the United States District Court for the District of New Mexico by the City of Gallup on behalf of itself and a putative class of New Mexico taxing authorities that have enacted lodgers’ taxes.  The complaint asserts claims for violation of the New Mexico Lodger’s Tax Act and municipal ordinances.  On August 27, 2007, the defendants answered the City of Gallup’s complaint.  The parties are currently conducting discovery.

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

City of Findlay v. Hotels.com, L.P., et al.:  On October 25, 2005, a putative class action complaint was filed in the Common Pleas Court of Hancock County, Ohio by the City of Findlay on behalf of itself and a putative class of Ohio cities, counties and townships that have enacted occupancy or excise taxes on lodging.  In addition to the tax claims, the complaint also asserts claims for violation of the Ohio Consumer Sales Practices Act, Ohio Revised Code Chapter 1345, et seq., conversion, a constructive trust and a declaratory judgment.  On November 22, 2005, the Company and certain other defendants removed this action to the United States District Court for the Northern District of Ohio.  On January 30, 2006, the defendants moved to dismiss the complaint.  On July 26, 2006, the court granted defendants’ motion to dismiss the Consumer Sales Practices Act claims and denied defendants’ motion to dismiss the remaining claims.  On August 2, 2007, the City of Findlay filed a motion seeking leave to amend its complaint to withdraw its allegations seeking to assert claims on behalf of a state-wide class of Ohio cities, counties and townships that have enacted occupancy or excise taxes on lodging.  On August 15, 2007, the court granted that motion and an amended complaint withdrawing those class allegations was filed.  On September 4, 2007, the defendants answered the amended complaint.  On November 5, 2007, the parties jointly moved to consolidate the City of Findlay action with the City of Columbus action (discussed above) for pre-trial purposes, and that motion was granted on November 6, 2007.   On February 19, 2008, the cities of Columbus, Dayton and Findlay moved to amend their respective complaints to drop all class action allegations and to add nine additional Ohio municipalities as plaintiffs.   That motion is pending.

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

City of San Diego, California v. Hotels.com L.P., et al.:  On February 9, 2006, the City of San Diego, California filed a complaint in Superior Court for the County of San Diego, California.  In addition to the tax claims, the complaint also asserts unfair competition claims under Section 17200.  On March 31, 2006, the defendants filed with a petition to coordinate this matter with the City of Los Angeles case (discussed above).  On July 12, 2006, that petition was granted, and, as a result, this case was coordinated with the City of Los Angeles action and will proceed in the Superior Court of Los Angeles.  As discussed above, on March 1, 2007, the court denied defendants’ previously-filed demurrers to the City of Los Angeles’ Second Amended Complaint on misjoinder grounds, which the parties deemed applicable to the City of San Diego’s complaint.  On January 17, 2007, the defendants filed demurrers to the City of San Diego’s complaint on all issues other than misjoinder of defendants and claims.  On March 8, 2007, the City of San Diego filed an amended complaint.  On April 11, 2007, the defendants filed a renewed motion to dismiss the amended complaint.  On July 27, 2007, the court sustained the defendants’ demurrers and dismissed the City’s amended complaint without prejudice to re-filing upon the exhaustion of the City’s mandatory administrative procedures for tax collection, and stayed the action pending such exhaustion.  The City is presently conducting those administrative procedures.

City of Atlanta, Georgia v. Hotels.com L.P., et al.:  On March 29, 2006, the City of Atlanta, Georgia filed a complaint in the Superior Court of Fulton County, Georgia.  In addition to the tax claims, the complaint also asserts claims for a declaratory judgment, conversion, unjust enrichment, a constructive trust and a demand for an equitable accounting.  On June 5, 2006, certain defendants, including the Company and its subsidiaries, answered the complaint.  The parties proceeded to conduct discovery.  On October 12, 2006, as directed by the court, the defendants submitted briefs regarding the City of Atlanta’s failure to exhaust the administrative remedies dictated by Georgia law and its own ordinance.  On December 12, 2006, the court dismissed the City of Atlanta’s action for lack of jurisdiction because the City of Atlanta failed to exhaust mandatory administrative remedies prior to bringing suit.  On January 10, 2007, the City of Atlanta filed a notice of appeal to the court’s order deciding it lacked jurisdiction.  On October 26, 2007, the Georgia Court of Appeals affirmed the order of the Georgia Superior Court.  On November 5, 2007, the City moved for reconsideration of the October 26, 2007 opinion, and that motion was denied on November 13, 2007.  On December 10, 2007, the City filed a petition for certiorari with the Georgia Supreme Court.  The defendants have opposed that petition, which remains pending.

City of Charleston, South Carolina v. Hotel.com, et al.:  On April 26, 2006, the City of Charleston, South Carolina filed a complaint in the Court of Common Pleas, Ninth Judicial Circuit of South Carolina.  In addition to the tax claims, the complaint also asserts claims for conversion, a constructive trust and a demand for a legal accounting.  On May 31, 2006, defendants removed the case to the United States District Court for the District of South Carolina, Charleston Division.  On July 7, 2006, the defendants answered the complaint.  On January 23, 2007, the City of Charleston moved to amend the complaint to assert claims arising under the South Carolina Unfair Trade Practices Act.   On April 23, 2007, the court granted plaintiff’s motion for leave to amend its complaint to assert claims arising under the South Carolina Unfair Trade Practices Act, and plaintiff amended its complaint to assert such claims on May 14, 2007.  On April 26, 2007, the court granted defendants’ unopposed motion to consolidate this case with Town of Mount Pleasant (discussed below).  On June 4, 2007, the defendants moved to dismiss the amended complaint.  On November 5, 2007, the court denied that motion.  The parties are currently conducting discovery.

Town of Mount Pleasant, South Carolina v. Hotels.com, et al.:  On May 23, 2006, the Town of Mount Pleasant, South Carolina filed a complaint in the Court of Common Pleas, Ninth Judicial Circuit of South Carolina.  On July 21, 2006, the defendants removed the case to the United States District Court for the District of South Carolina, Charleston Division.  On September 15, 2006, the defendants answered the complaint.  On January 22, 2007, the Town of Mount Pleasant moved to amend the complaint to assert claims arising under the South Carolina Unfair Trade Practices Act.  On April 23, 2007, the court granted plaintiff’s motion for leave to amend its complaint to assert claims arising under the South Carolina Unfair Trade Practices Act, and plaintiff amended its complaint to assert such claims on May 14, 2007.  On April 26, 2007, the court granted defendants’ unopposed motion to consolidate this case with City of Charleston (discussed above).  On June 4, 2007, the defendants moved to dismiss the amended complaint.  On November 5, 2007, the court denied that motion.  The parties are currently conducting discovery.

City of North Myrtle Beach, South Carolina v. Hotels.com, LP, et al.:  On August 28, 2006, the City of North Myrtle Beach, South Carolina filed a complaint in the Court of Common Pleas, Fifteenth Judicial Circuit of South Carolina.  On October 27, 2006, the Company and certain other defendants removed the case to the United States District Court for the District of South Carolina, Florence Division.  On December 1, 2006, the defendants filed their motion to dismiss the complaint.  On September 30, 2007, the court denied that motion.

Wake County v. Hotels.com, LP, et al.:  On November 3, 2006, Wake County, North Carolina filed a complaint in the General Court of Justice, Superior Court Division, Wake County, North Carolina.  In addition to the claim for Room Occupancy Taxes, the complaint also asserted claims for a declaratory judgment, an injunction, conversion, imposition of a constructive trust, an accounting, violation of North Carolina General Statute § 75-1, et seq., and breach of agency duties and statutory penalties.  On January 31, 2007, the defendants moved to dismiss this action.  On February 1, 2007, the defendants moved to designate the case as a complex business case subject to the jurisdiction of the North Carolina Business Court, to which plaintiff consented and the case was transferred to the Business Court.  On April 4, 2007, the Wake County, Dare County, Buncombe County and Dare County actions (discussed below) were consolidated for pre-trial purposes, and the following discussion applies to all four actions.  On May 7, 2007, the defendants moved to dismiss the Dare County and Buncombe County actions.  On November 19, 2007, the court granted in part and denied in part the motions to dismiss.  The court dismissed all claims for conversion, all claim for violation of North Carolina General Statute § 75-1, et seq.  The court also dismissed all claims brought by Cumberland County for that plaintiff’s failure to exhaust mandatory administrative remedies before filing suit.  The remaining claims brought by the other three plaintiffs survived the defendants’ motions.  The remaining parties are currently conducting discovery.

Cumberland County v. Hotels.com, LP, et al.: On December 4, 2006, Cumberland County, North Carolina filed a complaint in the General Court of Justice, Superior Court Division, Cumberland County, North Carolina.  In addition to the claim for Room Occupancy Taxes, the complaint also asserted claims for a declaratory judgment, an injunction, conversion, imposition of a constructive trust, an accounting, violation of North Carolina General Statute § 75-1, et seq., and breach of agency duties and statutory penalties.  On February 12, 2007, the defendants moved to dismiss this action and moved to designate the case as a complex business case subject to the jurisdiction of the North Carolina Business Court, to which plaintiff consented and the case was transferred to the Business Court.  On April 4, 2007, this action was consolidated with Wake County, which is discussed in further detail above.

Dare County v. Hotels.com, LP, et al.:  On January 26, 2007, Dare County, North Carolina filed a complaint in the General Court of Justice, Superior Court Division, Dare County, North Carolina.  In addition to the claim for Room Occupancy Taxes, the complaint also asserted claims for a declaratory judgment, an injunction, conversion, imposition of a constructive trust, an accounting, violation of North Carolina General Statute § 75-1, et seq., and breach of agency duties and statutory penalties.  On February 22, 2007, the defendants moved to designate the case as a complex business case subject to the jurisdiction of the North Carolina Business Court, and the case was thereafter transferred to the Business Court.  On April 4, 2007, this action was consolidated with Wake County, which is discussed in further detail above.

Buncombe County v. Hotels.com, LP, et al.:  On February 1, 2007, Buncombe County, North Carolina filed a complaint in the General Court of Justice, Superior Court Division, Buncombe County, North Carolina.  In addition to the Company and those subsidiaries named in certain of the foregoing litigations (Lowestfare.com Incorporated and Travelweb LLC), the complaint also names priceline.com LLC as a defendant.  The complaint seeks a declaratory judgment that the defendants are liable for occupancy taxes, as well as supplemental relief including, without limitation, an accounting and a determination of the amount of taxes due but unpaid.  Buncombe County designated its complaint as a mandatory complex business case subject to the jurisdiction of the North Carolina Business Court.  On April 4, 2007, this action was consolidated with Wake County, which is discussed in further detail above.

City of Branson v. Hotels.com, LP., et al.:  On December 28, 2006, the City of Branson, Missouri filed a complaint in the Circuit Court of Greene County, Missouri.  In addition to the claim for Tourism Taxes, the complaint also asserted claims for a declaratory judgment, conversion and a legal accounting.  On April 23, 2007, the defendants moved to dismiss the complaint, and that motion was denied on November 26, 2007.  The parties are presently conducting discovery.

                Horry County, et al. v. Hotels.com, LP, et al.:  On February 2, 2007, Horry County, South Carolina and the Horry County Administrator filed a complaint in the Court of Common Pleas, Horry County.  The complaint seeks a declaratory judgment that the defendants are liable for occupancy taxes and that the plaintiffs are entitled to other relief, including penalties and interest.  On April 30, 2007, the defendants moved to dismiss the complaint.  On January 7, 2008, the court indicated that it would deny the defendants’ motion to dismiss, but no order has been entered.

                City of Myrtle Beach, South Carolina v. Hotels.com, LP, et al.:  On February 2, 2007, the City of Myrtle Beach, South Carolina filed a complaint in the Court of Common Pleas, Horry County.  The complaint seeks a declaratory judgment that the defendants are liable for occupancy taxes and that the plaintiff is entitled to other relief, including penalties and interest.  On April 23, 2007, the defendants moved to dismiss the complaint.  On December 11, 2007, the court heard argument on that motion, along with the motion in the Horry County action (discussed above).

                City of Houston, Texas v. Hotels.com, LP., et al.:  On March 5, 2007, the City of Houston, Texas filed a complaint in the District Court of Harris County, Texas.  In addition to the claim for violation of the Houston hotel occupancy tax ordinance, the complaint also asserted claims for conversion, constructive trust, civil conspiracy, and a legal accounting.  On April 30, 2007, the defendants filed special exceptions to the complaint.  On July 5, 2007, the court denied in part and granted in part the defendants’ special exceptions.  The court denied the special exceptions relating to the adequacy of the plaintiff’s allegations, but granted the special exceptions requiring the plaintiff to state with specificity the maximum amount of damages claimed.  On October 2, 2007, the City of Houston filed an amended complaint adding the Harris County Sports Authority as a plaintiff.  On October 15, 2007, the Company and the other defendants filed renewed special exceptions to the complaint and affirmative defenses.  On November 19, 2007, the court granted those special exceptions.  On January 22, 2008, the plaintiffs filed a second amended petition.  On February 4, 2008, the Company and the defendants filed renewed special exceptions to the petition and moved to dismiss the action.  The special exceptions and motion are pending.

                City of Oakland, California v. Hotels.com, L.P., et al.:  On June 29, 2007, the City of Oakland, California filed a complaint in the United States District Court for the Northern District of California.  In addition to the claim for violation of the City of Oakland’s Transient Tax Ordinance, the complaint also asserted unfair competition claims under California Business and Professions Code § 17200, et seq., and claims for conversion, unjust enrichment, punitive damages, a constructive trust and a declaratory judgment.  On September 18, 2007, the defendants moved to dismiss the complaint.  On November 6, 2007, the court granted the defendants’ motion and dismissed the City of Oakland’s complaint with prejudice for the City’s failure to exhaust its mandatory administrative procedures for tax collection.  On December 5, 2007, the City of Oakland filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit.  That appeal is being briefed.

                City of Madison v. Expedia, Inc., et al.:  On November 30, 2007, the City of Madison filed a declaratory judgment complaint in the Circuit Court for Dane County, Wisconsin seeking a declaration that the defendants are subject to the Madison hotel occupancy tax.  On January 23, 2008, the Company and the other defendants moved to dismiss the City of Madison’s declaratory judgment complaint on the basis that the City failed to exhaust its mandatory administrative remedies before filing suit.  That motion is pending.

                Mecklenburg County v. Hotels.com LP, et al.:  On January 14, 2008, Mecklenburg County filed a complaint in the General Court of Justice, Superior Court Division, Mecklenburg County, North Carolina.  In addition to the claim for room occupancy taxes, the complaint also asserted claims for a declaratory judgment, an injunction, conversion, imposition of a constructive trust, an accounting, violation of North Carolina General Statute § 75-1, et seq., and breach of agency duties and statutory penalties.  At the time it filed the complaint, Mecklenburg also moved to designate the case as a complex business case subject to the jurisdiction of the North Carolina Business Court.  The Company and its subsidiaries accepted service of the complaint and are presently scheduled to move to dismiss, answer or otherwise respond to the complaint on or before March 24, 2008.  On February 19, 2008, this action was consolidated with Wake County, which is discussed in further detail above.

                We have also been informed by counsel to the plaintiffs in certain of the aforementioned actions that various, undisclosed municipalities or taxing jurisdictions may file additional cases against the Company, Lowestfare.com Incorporated and Travelweb LLC in the future.  Some of those municipalities or taxing jurisdictions have sent the Company and/or its subsidiaries tax notices or demands, including Brunswick County and Stanly County, North Carolina, Jefferson County, Arkansas, City of North Little Rock, Arkansas, and the Pine Bluff Advertising and Promotion Commission.

                The Company intends to defend vigorously against the claims in all of the aforementioned proceedings.

Consumer Class Actions

                Marshall, et al. v. priceline.com, Inc.:  On February 17, 2005, a putative class action complaint was filed in the Superior Court of the State of Delaware for New Castle County by Jeanne Marshall and three other individuals on behalf of themselves and a putative class of allegedly similarly situated consumers nationwide against the Company.  The complaint alleged that the Company violated the Delaware Consumer Fraud Act, Del. Code Ann. Tit. 6, § 2511, et seq., relating to its disclosures and charges to customers to cover taxes under city hotel occupancy tax ordinances nationwide, and service fees.  The Company moved to dismiss the complaint on April 21, 2005.  On June 10, 2005, plaintiffs filed an amended complaint that asserts claims under the Delaware Consumer Fraud Act and for breach of contract and the implied duty of good faith and fair dealing.  The amended complaint seeks compensatory damages, punitive damages, attorneys’ fees and other relief.  On October 31, 2006, the court granted in part and denied in part the Company’s motion to dismiss.  The court dismissed all claims arising under the Delaware Consumer Fraud Act.  The court also dismissed all claims for breach of contract and the implied duty of good faith and fair dealing that relate to Company’s charges for service fees.  The court denied the Company’s motion to dismiss the breach of contract and implied duty of good faith and fair dealing claims as they relate to the Company’s charges to consumers to cover taxes under city hotel occupancy tax ordinances.  The parties are currently conducting discovery.  The plaintiffs have stated their intent to seek leave to amend their complaint.

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

Other Possible Actions

                At various times the Company has also received inquiries or proposed tax assessments from municipalities and other taxing jurisdictions relating to its charges and remittance of amounts to cover state and local hotel occupancy and other related taxes.  The City of New Orleans, Louisiana, the City of Philadelphia, Pennsylvania, Miami-Dade County, Florida, Broward County, Florida, the City of Anaheim, California, and state tax officials from Wisconsin, Pennsylvania, and Indiana, among others, have begun formal or informal administrative procedures or stated that they may assert claims against the Company relating to allegedly unpaid state or local hotel occupancy or related taxes.  In addition, the State of New Jersey Department of Taxation has begun an audit related to the state’s Corporation Business Tax.  The Company is unable at this time to predict whether any such proceedings or assertions will result in litigation.

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

On May 3, 2007, the Company entered into a Stipulation and Agreement of Settlement (“Settlement Agreement”) to settle a class action lawsuit brought after its announcement that third quarter 2000 revenues would not meet expectations.  Under the terms of the Settlement Agreement, the class received $80 million in return for a release, with prejudice, of all claims against the Company and the individual defendants (the “Settling Defendants”) that are related to the purchase of the Company’s securities by class members during the class period.  The Company’s insurance carriers funded $30 million of the settlement.  As a result, the Company recorded a 2007 net charge of approximately $55.4 million representing its share of the cost to settle the litigation and cover related expenses.

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

Employment Contracts

The Company has employment agreements with certain members of senior management that provide for cash severance payments of up to approximately $17 million, accelerated vesting of equity instruments, including without limitation, restricted stock, restricted stock units and performance share units upon, among other things, death or a termination without “cause” or “good reason”, as those terms are defined in the agreements, and a gross-up for the payment of “golden parachute” excise taxes.  In addition, the agreements provide for the extension of health and insurance benefits after termination for periods of up to three years.

Operating Leases

The Company leases certain facilities and equipment through operating leases. Rental expense for operating leases was approximately $4.4 million, $3.8 million and $2.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. The Company’s executive, administrative, operating offices and network operations center are located in approximately 92,000 square feet of leased office space located in Norwalk, Connecticut.  Booking.com Limited leases approximately 11,000 square feet of office space primarily in Cambridge, England.  Booking.com B.V. leases approximately 85,000 square feet of office space primarily in Amsterdam, Netherlands.  Minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year are as follows (in thousands):

2008	2009	2010	2011	2012	After 2013	Total
$6,327	$6,048	$5,878	$2,999	$1,915	$1,265	$24,432

Airline Excise Tax Refund

The online travel industry received guidance in the fourth quarter of 2006 in the form of a ruling from the Internal Revenue Service that the fee earned by online intermediaries in connection with the facilitation of the purchase of airline tickets is not subject to Federal Excise Tax.  Due to the prior lack of clear guidance related to the application of federal excise taxes to amounts earned by online travel intermediaries, the Company historically remitted such taxes on the amounts it earned for facilitating the purchase of airline tickets.  The tax at issue was on the amounts earned by the Company and was not added to the ticket price paid by its customers.  Accordingly, the Company sought refunds of the taxes it paid while the on-line travel industry pursued clarification on the issue.  The Company recorded refunds received in the amount of $18.6 million in revenue, plus $3.3 million of interest income during the year ended December 31, 2007.

18.           BENEFIT PLAN

Priceline.com has a defined contribution 401(k) savings plan (the “Plan”) covering all U.S. employees who are at least 21 years old. The Plan allows eligible employees to contribute up to 75% of their eligible earnings, subject to a statutorily prescribed annual limit.  All participants are fully vested in their contributions and investment earnings. As of January 1, 2007, the Company instituted a 50% match of employee contributions up to 6% of qualified compensation. The Company also maintains certain other defined contribution plans outside of the United States for which it provides 50% of the contributions for participating employees.   The Company’s matching contributions during the years ended December 31, 2007, 2006 and 2005 were approximately $0.9 million, $0.1 million and $0.1 million, respectively.

19.           GEOGRAPHIC INFORMATION

The geographic information is based upon the location of Company’s subsidiaries (in thousands).

	United States	The Netherlands	United Kingdom and Other	Total Company

2007
Revenues	$1,036,830	$242,476	$130,103	$1,409,409
Intangible assets, net	6,091	88,566	88,091	182,748
Goodwill	29,427	91,806	165,926	287,159
Other long-lived assets	247,644	9,051	11,254	267,949

2006
Revenues	$940,437	$118,113	$64,553	$1,123,103
Intangible assets, net	7,408	73,607	71,910	152,925
Goodwill	29,427	82,967	114,313	226,707
Other long-lived assets	214,935	2,747	5,245	222,927

2005
Revenues	$892,180	$28,181	$42,299	$962,660
Intangible assets, net	9,363	72,626	67,686	149,675
Goodwill	26,852	74,560	97,005	198,417
Other long-lived assets	179,056	663	2,535	182,254

20.           SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following table sets forth certain key interim financial information for the years ended December 31, 2007 and 2006:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

2007
Total revenues	$301,389	$355,880	$417,287	$334,853
Gross profit	119,717	157,211	202,331	160,152
Net income (loss)	(14,716)	34,572	104,365	32,862
Preferred stock dividend	(1,555)	—	—	—
Net income (loss) applicable to common stockholders	(16,271)	34,572	104,365	32,862
Net income (loss) applicable to common stockholders per basic common share	$(0.44)	$0.92	$2.76	$0.86
Net income (loss) applicable to common stockholders per diluted common share	$(0.44)	$0.79	$2.27	$0.68

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
2006
Total revenues	$241,914	$307,651	$313,467	$260,071
Gross profit	72,231	105,804	123,547	99,517
Net income (loss)	(100)	12,517	48,817	13,232
Preferred stock dividend	(864)	—	(1,063)	—
Net income (loss) applicable to common stockholders	(964)	12,517	47,754	13,232
Net income (loss) applicable to common stockholders per basic common share	(0.02)	0.32	1.21	0.37
Net income (loss) applicable to common stockholders per diluted common share	(0.02)	0.28	1.05	0.33

21.           RESTATEMENT OF CASH FLOWS AND MINORITY INTEREST PRESENTATION

Subsequent to the issuance of the Company’s 2006 consolidated financial statements, management identified and corrected a classification error in the presentation of purchases and sales of shares in subsidiary held by minority interest of ($19.8 million) and $18.7 million for the years ended December 31, 2006 and 2005, respectively, to reflect them as investing activities rather than financing activities in the consolidated statements of cash flows since the Company accounted for such acquisitions under the purchase accounting method. The classification error had no impact on the Company’s operating cash flows, cash and cash equivalents balances, consolidated balance sheets or consolidated statements of operations.  The impact of the classification error on presentation in the consolidated statements of cash flows for the years ended December 31, 2006 and 2005 is summarized as follows:

	Year Ended December 31,
	2006			2005
	Previously Reported	Purchase of shares in subsidiary held by minority interest	As Restated	Previously Reported	Sale of shares in subsidiary held by minority interest	As Restated
Net cash provided by (used in):

Net cash provided by operating activities	$112,081	$—	$112,081	$62,642	$—	$62,642

Net cash (used in) provided by investing activities	68,821	(19,830)	48,991	(94,485)	18,708	(75,777)

Net cash (used in) provided by financing activities	157,293	19,830	177,123	13,216	(18,708)	(5,492)
Effect of exchange rate changes on cash and cash equivalents	5,041	—	5,041	(2,302)	—	(2,302)
Net increase/(decrease) in cash and cash equivalents	343,236	—	343,236	(20,929)	—	(20,929)
Cash and cash equivalents, beginning of period	80,341	—	80,341	101,270	—	101,270
Cash and cash equivalents, end of period	$423,577	$—	$423,577	$80,341	$—	$80,341

Additionally, management identified and corrected a classification error in the presentation of minority interest in the consolidated balance sheet. Minority interest in the amount of $22.5 million as of December 31, 2006, was previously classified as a liability and is now presented in the mezzanine section of the consolidated balance sheet between liabilities and stockholders’ equity. The classification error had no impact on the Company’s consolidated assets, the total liabilities and stockholders’ equity line item in the consolidated balance sheets, consolidated statement of operations or consolidated statements of cash flows.

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

10.63(jj)	Underwriting Agreement, dated December 4, 2006, among priceline.com Incorporated, the selling stockholders listed on Schedule II thereto and Goldman, Sachs & Co.
10.64(kk)+	Priceline.com Incorporated Annual Bonus Plan, dated as of February 20, 2007.
10.65(ll)	Stipulation and Agreement of Settlement between P. Warren Ross, Thomas Linton, and John Anderson and the class and priceline.com Incorporated, dated as of May 3, 2007.
10.66(mm)

Credit Agreement dated as of September 26, 2007 among priceline.com Incorporated, RBC citizens, National Association, and Bank of Scotland plc as co-documentation Agents, bank of America, N.A. as syndication Agent and JPMorgan Chase Bank, National Association as Administrative Agent.

10.67(mm)	Pledge and Security Agreement dated as of September 26, 2007 by and among priceline.com Incorporated and JPMorgan Chase Bank, National Association.
10.68(mm)	Guaranty dated as of September 26, 2007 by each of the subsidiaries of priceline.com Incorporated and JPMorgan Chase Bank, National Association.
10.69*	Equity Purchase Agreement by and among priceline.com Mauritius Co. Ltd, priceline.com Incorporated and the shareholders of Agoda Company Ltd. and members of AGIP LLC dated November 6, 2007.
10.70(nn)+	Performance share unit agreement dated December 1, 2007.
12.1	Calculation of ratio of earnings to fixed charges.
14(t)	Priceline.com Incorporated Code of Business Conduct and Ethics.
21	List of Subsidiaries.
23.1	Consent of Deloitte & Touche LLP.
24.1	Power of Attorney (included in the Signature Page).
31.1	Certificate of Jeffery H. Boyd, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Robert J. Mylod Jr., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(w)	Certification of Jeffery H. Boyd, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32.2(w)	Certification of Robert J. Mylod Jr., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

(a)	Previously filed as an exhibit to the Form S-1 (Registration No. 333-69657) filed in connection with priceline.com’s initial public offering.
(b)

Previously filed as an exhibit to the Form S-3 (Registration Statement No. 333-190029) filed in connection with priceline.com’s registration of 1.00% Convertible Senior Notes due 2010 and Shares of Common Stock Issuable Upon Conversion of the Notes.

(c)	Previously filed as an exhibit to the Form 10-Q for the quarterly period ended September 30, 2003.
(d)	Previously filed as an exhibit to the Form 8-K filed on December 13, 2004.
(e)	Previously filed as an exhibit to the Form S-8 (Registration No. 333-122414) filed on January 31, 2005.
(f)	Previously filed as an exhibit to the Form S-8 (Registration No. 333-55578) filed on February 14, 2001.
(g)	Previously filed as an exhibit to the Form 8-K filed on February 7, 2005.
(h)	Previously filed as an exhibit to the Form 10-K for the year ended December 31, 2000.
(i)	Previously filed as an exhibit to the Form 10-K/A for the year ended December 31, 2001.
(j)	Previously filed as an exhibit to the Form 10-Q for the quarterly period ended June 30, 2001.
(k)	Previously filed as an exhibit to the Form 8-K filed on February 8, 2006.
(l)	Previously filed as an exhibit to the Form S-1 (Registration No. 333-83513) filed in connection with priceline.com’s secondary public offering.
(m)	Previously filed as an exhibit to the Form 10-K for the year ended December 31, 1999.
(n)	Previously filed as an exhibit to the Form 8-K filed on February 8, 2001.
(o)	Previously filed as an exhibit to the Form 10-Q for the quarterly period ended March 31, 2000.
(p)	Previously filed as an exhibit to the Form 8-K filed on February 20, 2001.
(q)	Previously filed as an exhibit to the Form 8-K filed on June 6, 2001.
(r)	Previously filed as an exhibit to the Form 10-Q/A for the quarterly period ended June 30, 2003.
(s)	Previously filed as an exhibit to the Form 10-Q for the quarterly period ended March 31, 2003.
(t)	Previously filed as an exhibit to the Form 10-K for the year ended December 31, 2003.
(u)	Previously filed as an exhibit to the Form 8-K filed on July 7, 2004.
(v)	Previously filed as an exhibit to the Form 8-K filed on September 23, 2004.
(w)	This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.
(x)	Previously filed as an exhibit to the Form 8-K filed on July 20, 2005.
(y)	Previously filed as an exhibit to the Form 8-K filed on June 3, 2005.
(z)	Previously filed as an exhibit to the Form 8-K filed on July 25, 2005.
(aa)	Previously filed as an exhibit to the Form 8-K filed on September 29, 2005.
(bb)	Previously filed as an exhibit to the Form 8-K filed on October 21, 2005.
(cc)	Previously filed as an exhibit to the Form 8-K filed on November 8, 2005.
(dd)	Previously filed as an exhibit to the Form 10-Q for the quarterly period ended March 31, 2006.
(ee)	Previously filed as an exhibit to the Form 8-K filed on September 7, 2006.
(ff)	Previously filed as an exhibit to the Form 8-K filed on September 27, 2006.
(gg)	Previously filed as an exhibit to the Form 8-K filed on September 28, 2006.
(hh)	Previously filed as an exhibit to the Form 8-K filed on October 16, 2006.
(ii)	Previously filed as an exhibit to the Form 8-K filed on November 9, 2006.
(jj)	Previously filed as an exhibit to the Form 8-K filed on December 8, 2006.
(kk)	Previously filed as an exhibit to the form 8-K filed on February 23, 2007.
(ll)	Previously filed as an exhibit to the Form 8-K filed on May 4, 2007
(mm)	Previously filed as an exhibit to the Form 10-Q for the quarterly period ended September 30, 2007
(nn)	Previously filed as an exhibit to the Form 8-K filed on December 5, 2007

*

Certain portions of this document have been omitted pursuant to a confidential treatment request filed with the Commission pursuant to Rule 24b-2. The omitted confidential material has been filed separately with the Commission.

+	Indicates a management contract or compensatory plan or arrangement.