Form 10-Q/A
period 2007-03-31
PRICELINE COM INC
filed 2008-03-10
CIK 1075531

UNITED STATES

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  YES ☒.  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

Number of shares of Common Stock outstanding at February 15, 2008:

Common Stock, par value $0.008 per share	38,472,411
(Class)	(Number of Shares)

-----------

EXPLANATORY NOTE

As disclosed in a Form 8-K filed with the Commission on March 3, 2008, this amendment to the Quarterly Report on Form 10-Q of priceline.com Incorporated (the “Company”) for the quarterly period ended March 31, 2007, is being filed for the purpose of restating the consolidated financial statements to correct a classification error in the presentation of minority interest in the consolidated balance sheet.  Minority interest was previously classified as a liability and is now presented in the mezzanine section of the consolidated balance sheet between liabilities and stockholders’ equity.  The classification error had no impact on the Company’s consolidated assets, the total liabilities and stockholders’ equity line item in the consolidated balance sheet, consolidated statement of operations or consolidated statement of cash flows.

The aforementioned consolidated financial statements should be read in conjunction with the notes to Consolidated Financial Statements included herein and in our 2007 Annual Report on Form 10-K. As permitted by Rule 12b-15 of the Securities Exchange Act, this amended filing includes the complete text of only those items amended. Accordingly, Part I, Items 2, 3 and 4, and Part II, Items 1 through 5, have been omitted from this filing.  All information contained herein is as of March 31, 2007, and does not reflect any changes or events that occurred subsequent to that date. As a result of this amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the original filing, have been re-executed and re-filed as of the date of this Form 10-Q/A.

-----------

PART I — FINANCIAL INFORMATION

Item 1.   Unaudited Consolidated Financial Statements

priceline.com Incorporated

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2007
	As Restated (See Note 15)	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$454,988	$423,577
Restricted cash	2,624	2,459
Short-term investments	—	7,983
Accounts receivable, net of allowance for doubtful accounts of $2,136 and $1,651, respectively	52,134	48,536
Prepaid expenses and other current assets	46,007	20,534
Total current assets	555,753	503,089

Property and equipment, net	21,400	21,691
Intangible assets, net	148,261	152,925
Goodwill	228,354	226,707
Deferred taxes	190,947	179,392
Other assets	21,024	21,844
Total assets	$1,165,739	$1,105,648

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,906	$49,032
Accrued expenses and other current liabilities	96,533	46,872
Deferred merchant bookings	8,769	4,768
Convertible debt	568,980	—
Total current liabilities	732,188	100,672

Deferred taxes	39,160	39,714
Other long-term liabilities	11,466	11,885
Convertible debt	—	568,865
Total liabilities	782,814	721,136

Commitments and Contingencies (see Note 14)
Minority interest	23,218	22,486

Series B mandatorily redeemable preferred stock, $0.01 par value; 80,000 authorized shares; $1,000 liquidation value per share; 80,000 shares issued and 0 and 13,470 shares outstanding, respectively	—	13,470
Stockholders’ equity:
Common stock, $0.008 par value; authorized 1,000,000,000 shares, 44,514,707 and 43,215,712 shares issued, respectively	342	331
Treasury stock, 6,630,313 and 6,603,050 shares, respectively	(487,893)	(486,468)
Additional paid-in capital	2,096,021	2,070,379
Accumulated deficit	(1,278,304)	(1,262,033)
Accumulated other comprehensive income	29,541	26,347
Total stockholders’ equity	359,707	348,556
Total liabilities and stockholders’ equity	$1,165,739	$1,105,648

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended March 31,
	2007	2006

Merchant revenues, including $15,878 excise tax refund in 2007	$246,011	$210,438
Agency revenues	54,511	30,381
Other revenues	867	1,095
Total revenues	301,389	241,914
Cost of merchant revenues	181,672	169,683
Cost of agency revenues	—	—
Cost of other revenues	—	—
Total costs of revenues	181,672	169,683
Gross profit	119,717	72,231
Operating expenses:
Advertising — Offline	11,334	9,438
Advertising — Online	31,927	21,861
Sales and marketing	11,410	9,582
Personnel, including stock-based compensation of $3,166 and $3,017, respectively	21,490	16,454
General and administrative, including net cost of litigation settlement of $54,857 in 2007, and option payroll taxes of $438 and $89, respectively	63,875	5,737
Information technology	2,911	2,307
Depreciation and amortization	8,505	7,946
Restructuring charge, net	—	135
Total operating expenses	151,452	73,460
Operating loss	(31,735)	(1,229)
Other income (expense):
Interest income, including $2,786 of interest on excise tax refund in 2007	8,203	1,575
Interest expense	(2,470)	(1,498)
Other	(214)	111
Total other income	5,519	188
Loss before income taxes, equity in income (loss) of investees and minority interests	(26,216)	(1,041)
Income tax benefit	11,593	741
Equity in income (loss) of investees and minority interests	(93)	201
Net loss	(14,716)	(99)
Preferred stock dividend	(1,555)	(865)
Net loss applicable to common stockholders	$(16,271)	$(964)
Net loss applicable to common stockholders per basic common share	$(0.44)	$(0.02)
Weighted average number of basic common shares outstanding	37,191	39,380
Net loss applicable to common stockholders per diluted common share	$(0.44)	$(0.02)
Weighted average number of diluted common shares outstanding	37,191	39,380

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2007

(In thousands)

			Additional		Accumulated Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Total

Balance, January 1, 2007	43,216	$331	$2,070,379	$(1,262,033)	$26,347	(6,603)	$(486,468)	$348,556

Net loss applicable to common stockholders	—	—	—	(16,271)	—	—	—	(16,271)

Unrealized gain on marketable securities	—	—	—	—	143	—	—	143

Currency translation adjustment	—	—	—	—	3,051	—	—	3,051

Comprehensive loss								(13,077)

Issuance of restricted stock under equity-based compensation plans, net of forfeitures	119	1	(1)	—	—	—	—	—

Issuance of preferred stock dividend	35	1	1,554	—	—	—	—	1,555

Exercise of stock options and vesting of restricted stock units	389	3	7,586	—	—	—	—	7,589

Repurchase of common stock	—	—	—	—	—	(27)	(1,425)	(1,425)

Stock-based compensation	—	—	2,870	—	—	—	—	2,870

Exercise of warrants	756	6	13,464	—	—	—	—	13,470

Excess tax benefit on stock-based compensation	—	—	169	—	—	—	—	169

Balance, March 31, 2007	44,515	$342	$2,096,021	$(1,278,304)	$29,541	(6,630)	$(487,893)	$359,707

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

Notes to Unaudited Consolidated Financial Statements

1.                                      BASIS OF PRESENTATION

Priceline.com Incorporated (“priceline.com” or the “Company”) is responsible for the Unaudited Consolidated Financial Statements included in this document.  The Unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operating results.  The Company prepared the Unaudited Consolidated Financial Statements following the requirements of the Securities and Exchange Commission for interim reporting.  As permitted under those rules, the Company omitted certain footnotes or other financial information that are normally required by GAAP for annual financial statements.  These statements should be read in combination with the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Under these programs, the Company repurchased 216,228 shares of its common stock at an aggregate cost of $5.1 million in the three months ended March 31, 2006 at prevailing market prices.  In September 2006, the Company purchased 3.85 million shares of its common stock at an aggregate purchase price of approximately $129.6 million.  Repurchases of 27,263 and 19,847 shares at aggregate costs of $1.4 million and $483,000 were made in the three months ended March 31, 2007 and 2006, respectively, to satisfy employee withholding taxes related to stock-based compensation.

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

15.          RESTATEMENT OF MINORITY INTEREST PRESENTATION

Subsequent to the issuance of the Company’s consolidated financial statements for the three months ended March 31, 2007, management identified and corrected a classification error in the presentation of minority interest in the consolidated balance sheet.  Minority interest in the amount of $23.2 million as of March 31, 2007 was previously classified as a liability and is now presented in the mezzanine section of the consolidated balance sheet between liabilities and stockholders’ equity.  The classification error had no impact on the Company’s consolidated assets, the total liabilities and stockholders’ equity line item in the consolidated balance sheet, consolidated statement of operations or consolidated statement of cash flows.

PART II - OTHER INFORMATION

Item 6.  Exhibits

Exhibit
Number	Description
2.1(x)	Share Sale and Purchase Agreement, dated July 14, 2005 by and between the Registrant, ACME Limited and Blue Sky Investments B.V.
2.2(aa)	Articles of Association of priceline.com International Limited, as amended.
3.1(a)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(b)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant
3.3(a)	By-Laws of the Registrant.
4.1	Reference is hereby made to Exhibits 3.1, 3.2 and 3.3.
4.2(a)	Specimen Certificate for Registrant’s Common Stock.
4.3(a)	Amended and Restated Registration Rights Agreement, dated as of December 8, 1998, among the Registrant and certain stockholders of the Registrant.
4.4(b)	Registration Rights Agreement, dated as of August 1, 2003, among the Registrant and the initial purchasers named therein.
4.5(b)	Indenture, dated as of August 1, 2003, between the Registrant and American Stock Transfer & Trust Company, as Trustee (including the form of note contained therein).
4.6(b)	Supplemental Indenture, dated as of October 22, 2003, between the Registrant and American Stock Transfer & Trust Company, as Trustee.
4.7(d)	Second Supplemental Indenture, dated as of December 13, 2004, between the Registrant and American Stock Transfer & Trust Company, as Trustee.
4.8(c)	Registration Rights Agreement, dated as of June 28, 2004, among priceline.com Incorporated and the initial purchasers named therein.
4.9(c)	Indenture, dated as of June 28, 2004, between the Registrant and American Stock Transfer & Trust Company, as Trustee (including the form of note contained therein).
4.10(d)	First Supplemental Indenture, dated as of December 13, 2004, between the Registrant and American Stock Transfer & Trust Company, as Trustee.
4.11(b)	Certificate of Designation, Preferences and Rights of Series A Convertible Redeemable PIK Preferred Stock of the Registrant.
4.12(b)	Certificate of Designation, Preferences and Rights of Series B Redeemable Preferred Stock of the Registrant.
4.13(gg)	Indenture, dated as of September 27, 2006, between priceline.com Incorporated and American Stock Transfer and Trust Company, as Trustee.
4.14(gg)	Registration Rights Agreement, dated as of September 27, 2006, between priceline.com Incorporated and Goldman Sachs & Co., as representative of the Initial Purchasers.
4.15(ii)	Indenture relating to New 1.00% Notes, dated as of November 6, 2006, between priceline.com Incorporated and American Stock Transfer and Trust Company, as Trustee.
4.16(ii)	Indenture relating to New 2.25% Notes, dated as of November 6, 2006, between priceline.com Incorporated and American Stock Transfer and Trust Company, as Trustee.

12.1(mm)	Calculation of ratio of earnings to fixed charges.
31.1(mm)	Certificate of Jeffery H. Boyd, dated May 10, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(mm)	Certificate of Robert J. Mylod Jr., dated May 10, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certificate of Jeffery H. Boyd, dated March 10, 2008, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certificate of Robert J. Mylod Jr., dated March 10, 2008, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(mm)	Certification of Jeffery H. Boyd, dated May 10, 2007, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
32.2(mm)

Certification of Robert J. Mylod Jr., dated May 10, 2007, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32.3(w)	Certification of Jeffery H. Boyd, dated March 10, 2008, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
32.4(w)

Certification of Robert J. Mylod Jr., dated March 10, 2008, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

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

(c)	Previously filed as an exhibit to the Form 10-Q for the quarterly period ended September 30, 2003.
(d)	Previously filed as an exhibit to the Form 8-K filed on December 13, 2004.
(w)	This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.
(x)	Previously filed as an exhibit to the Form 8-K filed on July 20, 2005.
(aa)	Previously filed as an exhibit to the Form 8-K filed on September 29, 2005.
(gg)	Previously filed as an exhibit to the Form 8-K filed on September 28, 2006.
(ii)	Previously filed as an exhibit to the Form 8-K filed on November 9, 2006.
(mm)	Previously filed as an exhibit to the Form 10-Q for the quarterly period ended March 31, 2007

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

PRICELINE.COM INCORPORATED
(Registrant)

Date: March 10, 2008	By:	/s/ Robert J. Mylod Jr.
		Name:	Robert J. Mylod Jr.
		Title:	Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)

Exhibit Index

Exhibit
Number	Description
2.1(x)	Share Sale and Purchase Agreement, dated July 14, 2005 by and between the Registrant, ACME Limited and Blue Sky Investments B.V.
2.2(aa)	Articles of Association of priceline.com International Limited, as amended.
3.1(a)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(b)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant
3.3(a)	By-Laws of the Registrant.
4.1	Reference is hereby made to Exhibits 3.1, 3.2 and 3.3.
4.2(a)	Specimen Certificate for Registrant’s Common Stock.
4.3(a)	Amended and Restated Registration Rights Agreement, dated as of December 8, 1998, among the Registrant and certain stockholders of the Registrant.
4.4(b)	Registration Rights Agreement, dated as of August 1, 2003, among the Registrant and the initial purchasers named therein.
4.5(b)	Indenture, dated as of August 1, 2003, between the Registrant and American Stock Transfer & Trust Company, as Trustee (including the form of note contained therein).
4.6(b)	Supplemental Indenture, dated as of October 22, 2003, between the Registrant and American Stock Transfer & Trust Company, as Trustee.
4.7(d)	Second Supplemental Indenture, dated as of December 13, 2004, between the Registrant and American Stock Transfer & Trust Company, as Trustee.
4.8(c)	Registration Rights Agreement, dated as of June 28, 2004, among priceline.com Incorporated and the initial purchasers named therein.
4.9(c)	Indenture, dated as of June 28, 2004, between the Registrant and American Stock Transfer & Trust Company, as Trustee (including the form of note contained therein).
4.10(d)	First Supplemental Indenture, dated as of December 13, 2004, between the Registrant and American Stock Transfer & Trust Company, as Trustee.
4.11(b)	Certificate of Designation, Preferences and Rights of Series A Convertible Redeemable PIK Preferred Stock of the Registrant.
4.12(b)	Certificate of Designation, Preferences and Rights of Series B Redeemable Preferred Stock of the Registrant.
4.13(gg)	Indenture, dated as of September 27, 2006, between priceline.com Incorporated and American Stock Transfer and Trust Company, as Trustee.
4.14(gg)	Registration Rights Agreement, dated as of September 27, 2006, between priceline.com Incorporated and Goldman Sachs & Co., as representative of the Initial Purchasers.
4.15(ii)	Indenture relating to New 1.00% Notes, dated as of November 6, 2006, between priceline.com Incorporated and American Stock Transfer and Trust Company, as Trustee.
4.16(ii)	Indenture relating to New 2.25% Notes, dated as of November 6, 2006, between priceline.com Incorporated and American Stock Transfer and Trust Company, as Trustee.

12.1(mm)	Calculation of ratio of earnings to fixed charges.
31.1(mm)	Certificate of Jeffery H. Boyd, dated May 10, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(mm)	Certificate of Robert J. Mylod Jr., dated May 10, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certificate of Jeffery H. Boyd, dated March 10, 2008, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certificate of Robert J. Mylod Jr., dated March 10, 2008, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(mm)	Certification of Jeffery H. Boyd, dated May 10, 2007, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
32.2(mm)

Certification of Robert J. Mylod Jr., dated May 10, 2007, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32.3(w)	Certification of Jeffery H. Boyd, dated March 10, 2008, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
32.4(w)

Certification of Robert J. Mylod Jr., dated March 10, 2008, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

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

(c)	Previously filed as an exhibit to the Form 10-Q for the quarterly period ended September 30, 2003.
(d)	Previously filed as an exhibit to the Form 8-K filed on December 13, 2004.
(w)	This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.
(x)	Previously filed as an exhibit to the Form 8-K filed on July 20, 2005.
(aa)	Previously filed as an exhibit to the Form 8-K filed on September 29, 2005.
(gg)	Previously filed as an exhibit to the Form 8-K filed on September 28, 2006.
(ii)	Previously filed as an exhibit to the Form 8-K filed on November 9, 2006.
(mm)	Previously filed as an exhibit to the Form 10-Q for the quarterly period ended March 31, 2007

*

Certain portions of this document have been omitted pursuant to a confidential treatment request filed with the Commission pursuant to Rule 24b-2. The omitted confidential material has been filed separately with the Commission.

+	Indicates a management contract or compensatory plan or arrangement.