Form 10-Q/A
period 2007-06-30
PRICELINE COM INC
filed 2008-03-10
CIK 1075531

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

-----------

EXPLANATORY NOTE

As disclosed in a Form 8-K Filed with the Commission on March 3, 2008, this amendment to the Quarterly Report on Form 10-Q of priceline.com Incorporated (the “Company”) for the quarterly period ended June 30, 2007, is being filed for the purpose of restating the consolidated financial statements to correct a classification error in the presentation of purchases of shares in subsidiary held by minority interest to reflect them as investing activities rather than financing activities in the consolidated statements of cash flows since the Company accounted for such acquisitions under the purchase accounting method. The classification error had no impact on the Company’s operating cash flows, cash and cash equivalents balances, consolidated balance sheets or consolidated statements of operations.

Additionally, the consolidated financial statements are being restated to correct a classification error in the presentation of minority interest in the consolidated balance sheet.  Minority interest was previously classified as a liability and is now presented in the mezzanine section of the consolidated balance sheet between liabilities and stockholders’ equity.  The classification error had no impact on the Company’s consolidated assets, the total liabilities and stockholders equity line item in the consolidated balance sheet, consolidated statement of operations or consolidated statement of cash flows.

The aforementioned consolidated financial statements should be read in conjunction with the notes to Consolidated Financial Statements included herein and in our 2007 Annual Report on Form 10-K.  This amendment also includes related changes to Management’s Discussion and Analysis of Financial Condition and Results of Operations.  As permitted by Rule 12b-15 of the Securities Exchange Act, this amended filing includes the complete text of only those items amended. Accordingly, Part I, Items 3 and 4, and Part II, Items 1 through 5, have been omitted from this filing.  All information contained herein is as of June 30, 2007, and does not reflect any changes or events that occurred subsequent to that date.  As a result of this amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the original filing, have been re-executed and re-filed as of the date of this Form 10-Q/A.

-----------

PART I — FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements

priceline.com Incorporated

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,
	2007 As Restated (See Note 14)	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$426,521	$423,577
Restricted cash	2,691	2,459
Short-term investments	22,410	7,983
Accounts receivable, net of allowance for doubtful accounts of $1,558 and $1,651, respectively	76,831	48,536
Prepaid expenses and other current assets	23,919	20,534
Total current assets	552,372	503,089

Property and equipment, net	22,137	21,691
Intangible assets, net	152,241	152,925
Goodwill	236,612	226,707
Deferred taxes	184,086	179,392
Other assets	20,216	21,844
Total assets	$1,167,664	$1,105,648

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58,999	$49,032
Accrued expenses and other current liabilities	50,094	46,872
Deferred merchant bookings	10,698	4,768
Convertible debt	569,161	—
Total current liabilities	688,952	100,672

Deferred taxes	40,327	39,714
Other long-term liabilities	11,957	11,885
Convertible debt	—	568,865
Total liabilities	741,236	721,136

Commitments and Contingencies (see Note 13)
Minority interest	21,226	22,486

Series B mandatorily redeemable preferred stock, $0.01 par value; 80,000 authorized shares; $1,000 liquidation value per share; 80,000 shares issued and 0 and 13,470 shares outstanding, respectively	—	13,470

Stockholders’ equity:
Common stock, $0.008 par value; authorized 1,000,000,000 shares, 44,627,642 and 43,215,712 shares issued, respectively	343	331
Additional paid-in capital	2,101,654	2,070,379
Accumulated deficit	(1,243,732)	(1,262,033)
Accumulated other comprehensive income	35,035	26,347
Treasury stock, 6,633,639 and 6,603,050 shares, respectively	(488,098)	(486,468)
Total stockholders’ equity	405,202	348,556
Total liabilities and stockholders’ equity	$1,167,664	$1,105,648

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Merchant revenues, including $2,318 and $18,196 excise tax refund for the three and six months ended June 30, 2007, respectively	$254,909	$250,524	$500,921	$460,962
Agency revenues	98,344	55,892	152,855	86,273
Other revenues	2,627	1,235	3,493	2,329
Total revenues	355,880	307,651	657,269	549,564
Cost of merchant revenues	198,669	201,847	380,341	371,530
Cost of agency revenues	—	—	—	—
Cost of other revenues	—	—	—	—
Total costs of revenues	198,669	201,847	380,341	371,530
Gross profit	157,211	105,804	276,928	178,034

Operating expenses:
Advertising — Offline	9,281	8,861	20,615	18,298
Advertising — Online	43,470	30,493	75,397	52,354
Sales and marketing	11,525	10,708	22,934	20,290
Personnel, including stock-based compensation of $3,466, $3,717, $6,632 and $6,734, respectively	23,435	18,757	44,926	35,211
General and administrative, including net cost of litigation settlement of $381 and $55,239 for the three and six months ended June 30, 2007, respectively, and option payroll taxes of $94, $130, $532 and $219, respectively	9,777	7,256	73,652	12,993
Information technology	3,152	2,332	6,063	4,639
Depreciation and amortization	8,997	8,360	17,502	16,306
Restructuring charge, net	—	—	—	135
Total operating expenses	109,637	86,767	261,089	160,226
Operating income	47,574	19,037	15,839	17,808

Other income (expense):
Interest income, including $483 and $3,270 of interest on excise tax refund for the three and six months ended June 30, 2007, respectively	6,112	2,121	14,315	3,696
Interest expense	(2,484)	(1,554)	(4,954)	(3,053)
Other	(332)	(622)	(545)	(511)
Total other income (expense)	3,296	(55)	8,816	132
Earnings before income taxes, equity in income (loss) of investees and minority interests	50,870	18,982	24,655	17,940
Income tax expense	(14,964)	(5,578)	(3,371)	(4,836)
Equity in income (loss) of investees and minority interests	(1,334)	(887)	(1,428)	(686)
Net income	34,572	12,517	19,856	12,418
Preferred stock dividend	—	—	(1,555)	(865)
Net income applicable to common stockholders	$34,572	$12,517	$18,301	$11,553
Net income applicable to common stockholders per basic common share	$0.92	$0.32	$0.49	$0.29
Weighted average number of basic common shares outstanding	37,597	39,481	37,395	39,432
Net income applicable to common stockholders per diluted common share	$0.79	$0.28	$0.43	$0.28
Weighted average number of diluted common shares outstanding	43,667	46,993	42,572	43,309

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

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2007 As Restated (See Note 14)	2006 As Restated (See Note 14)
OPERATING ACTIVITIES:
Net income	$19,856	$12,418
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,264	4,914
Amortization	12,238	12,059
Provision for uncollectible accounts, net	1,472	1,211
Deferred income taxes	(7,211)	(104)
Stock-based compensation expense	6,632	6,734
Amortization of debt issuance costs	1,571	738
Equity in (income) loss of investee, net, and minority interests	1,428	686
Restructuring charge, net	—	135
Changes in assets and liabilities:
Accounts receivable	(28,775)	(21,405)
Prepaid expenses and other current assets	(3,282)	(3,154)
Accounts payable, accrued expenses and other current liabilities	17,629	31,348
Other	826	(131)
Net cash provided by operating activities	27,648	45,449
INVESTING ACTIVITIES:
Purchase of short-term investments	(22,397)	(72,330)
Redemption of short-term investments	7,983	72,411
Acquisitions and other equity investments, net of cash acquired	—	(3,104)
Additions to property and equipment	(5,507)	(6,288)
Change in restricted cash	(225)	1,045
Purchase of shares held by minority interest	(15,013)	(1,581)
Net cash used in investing activities	(35,159)	(9,847)
FINANCING ACTIVITIES:
Repurchase of common stock	(1,630)	(5,679)
Proceeds from exercise of stock options	9,648	6,651
Payment of debt issuance costs	(116)	—
Excess tax benefit on stock-based compensation	569	—
Net cash provided by financing activities	8,471	972
Effect of exchange rate changes on cash and cash equivalents	1,984	1,856
Net increase in cash and cash equivalents	2,944	38,430
Cash and cash equivalents, beginning of period	423,577	80,341
Cash and cash equivalents, end of period	$426,521	$118,771
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$10,542	$4,992
Cash paid during the period for interest	$2,958	$1,803

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

14.          RESTATEMENT OF CASH FLOWS AND MINORITY INTEREST PRESENTATION

Subsequent to the issuance of the Company’s consolidated financial statements for the three and six month periods ended June 30, 2007, management identified and corrected a classification error in the presentation of purchases of shares in subsidiary held by minority interest of $15.0 million and $1.6 million for the six months ended June 30, 2007 and 2006, respectively, to reflect them as investing activities rather than financing activities in the consolidated statements of cash flows since the Company accounted for such acquisitions under the purchase accounting method. The classification error had no impact on the Company’s operating cash flows, cash and cash equivalents balances, consolidated balance sheets or consolidated statements of operations. The impact of the classification error in presentation in the consolidated statements of cash flows for the six months ended June 30, 2007 and 2006 is summarized as follows:

	Six Months Ended June 30,
	2007			2006
	Previously Reported	Purchase of shares in subsidiary held by minority interest	As Restated	Previously Reported	Purchase of shares in subsidiary held by minority interest	As Restated
Net cash provided by (used in):
Net cash provided by operating activities	$27,648	$—	$27,648	$45,449	$—	$45,449
	-
Net cash used in investing activities	(20,146)	(15,013)	(35,159)	(8,266)	(1,581)	(9,847)

Net cash (used in) provided by financing activities	(6,542)	15,013	8,471	(609)	1,581	972
Effect of exchange rate changes on cash and cash equivalents	1,984	—	1,984	1,856	—	1,856
Net increase in cash and cash equivalents	2,944	—	2,944	38,430	—	38,430
Cash and cash equivalents, beginning of period	423,577	—	423,577	80,341	—	80,341
Cash and cash equivalents, end of period	$426,521	$—	$426,521	$118,771	$—	$118,771

Additionally, management identified and corrected a classification error in the presentation of minority interest in the balance sheet.  Minority interest in the amount of $21.2 million as of June 30, 2007 was previously classified as a liability and is now presented in the mezzanine section of the consolidated balance sheet between liabilities and stockholders equity.  The classification error had no impact on the Company’s consolidated assets, the total liabilities and stockholder’s equity line item in the consolidated balance sheet, consolidated statement of operations or consolidated statements of cash flows.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes to those statements, included elsewhere in this Form 10-Q/A, and the Section entitled “Special Note Regarding Forward Looking Statements” in this Form 10-Q/A.  As discussed in more detail in the Section entitled “Special Note Regarding Forward Looking Statements,” this discussion contains forward-looking statements, which involve risks and uncertainties.  Our actual results may differ materially from the results discussed in the forward-looking statements.  Factors that might cause those differences include, but are not limited to, those discussed in “Risk Factors.”

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

Revenues

We classify our revenue into three categories:

•                  Merchant revenues are derived from transactions where we are the merchant of record and are responsible for, among other things, collecting receipts from our customers, selecting suppliers and remitting payments to our suppliers.  Merchant revenues include (1) transaction revenues representing the selling price of Name Your Own Price® airline tickets, hotel rooms, rental cars and price-disclosed vacation packages; (2) transaction revenues representing the amount charged to a customer, less the amount charged by suppliers in connection with the hotel rooms provided through our merchant price-

disclosed hotel service; (3) customer processing fees charged in connection with the sale of Name Your Own Price® airline tickets, hotel rooms and rental cars and merchant price-disclosed hotels; and (4) ancillary fees, including GDS reservation booking fees related to certain of the aforementioned transactions.

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

	Three Months Ended June 30, ($000)%			Six Months Ended June 30, ($000)%
	2007	2006	Change	2007	2006	Change
Merchant Revenues	$254,909	$250,524	1.8%	$500,921	$460,962	8.7%
Agency Revenues	98,344	55,892	76.0%	152,855	86,273	77.2%
Other Revenues	2,627	1,235	112.7%	3,493	2,329	49.9%
Total Revenues	$355,880	$307,651	15.7%	$657,269	$549,564	19.6%

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

Liquidity and Capital Resources

The following discussion gives effect to the restatement as discussed in Note 14 to the accompanying Consolidated Financial Statements.  As of June 30, 2007, we had $426.5 million in cash and cash equivalents. We generally invest excess cash to make such funds readily available for operating purposes.  Cash equivalents are primarily comprised of highly liquid, high quality, investment grade debt instruments.

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

Net cash used in investing activities was $35.2 million and  $9.8 million for the six months ended June 30, 2007 and 2006, respectively.  Investing activities were affected by $14.4 million of net purchases of short-term investments and the purchase of $15.0 million of stock in priceline.com International held by minority interest shareholders for the six months ended June 30, 2007.  During the six months ended June 30, 2006, we invested $3.1 million, net of cash acquired, in acquisitions and purchased $1.6 million of stock in priceline.com International held by minority interest shareholders.  Cash invested in purchases of property and equipment was $5.5 million and $6.3 million in the six months ended June 30, 2007 and 2006, respectively.

Net cash provided by financing activities was approximately  $8.5 million for the six months ended June 30, 2007.  The cash provided by financing activities during the six months ended June 30, 2007 was primarily related to $9.6 million of proceeds from the exercise of employee stock options , partially offset by $1.6 million of treasury stock purchases.  Net cash  provided by financing activities of $1.0 million for the six months ended June 30, 2006 was primarily related to $6.7 million of proceeds from the exercise of employee stock options , partially offset by $5.7 million of treasury stock purchases.

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

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Sections of this Form 10-Q/A including, in particular, our Management’s Discussion and Analysis of Financial Condition and Results of Operations above, contain forward-looking statements.  These forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed, implied or forecasted in any such forward-looking statements.

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

PART II - OTHER INFORMATION

Item 6.  Exhibits

Exhibit
Number	Description
2.1(x)	Share Sale and Purchase Agreement, dated July 14, 2005 by and between the Registrant, ACME Limited and Blue Sky Investments B.V.
2.2(aa)	Articles of Association of priceline.com International Limited, as amended.
3.1(a)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(b)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant
3.3(a)	By-Laws of the Registrant.
4.1	Reference is hereby made to Exhibits 3.1, 3.2 and 3.3.
4.2(a)	Specimen Certificate for Registrant’s Common Stock.
4.3(a)	Amended and Restated Registration Rights Agreement, dated as of December 8, 1998, among the Registrant and certain stockholders of the Registrant.
4.4(b)	Registration Rights Agreement, dated as of August 1, 2003, among the Registrant and the initial purchasers named therein.
4.5(b)	Indenture, dated as of August 1, 2003, between the Registrant and American Stock Transfer & Trust Company, as Trustee (including the form of note contained therein).
4.6(b)	Supplemental Indenture, dated as of October 22, 2003, between the Registrant and American Stock Transfer & Trust Company, as Trustee.
4.7(d)	Second Supplemental Indenture, dated as of December 13, 2004, between the Registrant and American Stock Transfer & Trust Company, as Trustee.
4.8(c)	Registration Rights Agreement, dated as of June 28, 2004, among priceline.com Incorporated and the initial purchasers named therein.
4.9(c)	Indenture, dated as of June 28, 2004, between the Registrant and American Stock Transfer & Trust Company, as Trustee (including the form of note contained therein).
4.10(d)	First Supplemental Indenture, dated as of December 13, 2004, between the Registrant and American Stock Transfer & Trust Company, as Trustee.
4.11(b)	Certificate of Designation, Preferences and Rights of Series A Convertible Redeemable PIK Preferred Stock of the Registrant.
4.12(b)	Certificate of Designation, Preferences and Rights of Series B Redeemable Preferred Stock of the Registrant.
4.13(gg)	Indenture, dated as of September 27, 2006, between priceline.com Incorporated and American Stock Transfer and Trust Company, as Trustee.
4.14(gg)	Registration Rights Agreement, dated as of September 27, 2006, between priceline.com Incorporated and Goldman Sachs & Co., as representative of the Initial Purchasers.
4.15(ii)	Indenture relating to New 1.00% Notes, dated as of November 6, 2006, between priceline.com Incorporated and American Stock Transfer and Trust Company, as Trustee.
4.16(ii)	Indenture relating to New 2.25% Notes, dated as of November 6, 2006, between priceline.com Incorporated and American Stock Transfer and Trust Company, as Trustee.

12.1(mm)	Calculation of ratio of earnings to fixed charges.
31.1(mm)	Certificate of Jeffery H. Boyd, dated August 8, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(mm)	Certificate of Robert J. Mylod Jr., dated August 8, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certificate of Jeffery H. Boyd, dated March 10, 2008, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certificate of Robert J. Mylod Jr., dated March 10, 2008, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(mm)	Certification of Jeffery H. Boyd, dated August 8, 2007, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
32.2(mm)

Certification of Robert J. Mylod Jr., dated August 8, 2007, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

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

(c)	Previously filed as an exhibit to the Form 10-Q for the quarterly period ended September 30, 2003.
(d)	Previously filed as an exhibit to the Form 8-K filed on December 13, 2004.
(w)	This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.
(x)	Previously filed as an exhibit to the Form 8-K filed on July 20, 2005.
(aa)	Previously filed as an exhibit to the Form 8-K filed on September 29, 2005.
(gg)	Previously filed as an exhibit to the Form 8-K filed on September 28, 2006.
(ii)	Previously filed as an exhibit to the Form 8-K filed on November 9, 2006.
(mm)	Previously filed as an exhibit to the Form 10-Q for the quarterly period ended June 30, 2007

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

PRICELINE.COM INCORPORATED (Registrant)

Date: March 10, 2008	By:	/s/ Robert J. Mylod, Jr.
		Name:	Robert J. Mylod, Jr.
		Title:	Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)

Exhibit Index

Exhibit
Number	Description
2.1(x)	Share Sale and Purchase Agreement, dated July 14, 2005 by and between the Registrant, ACME Limited and Blue Sky Investments B.V.
2.2(aa)	Articles of Association of priceline.com International Limited, as amended.
3.1(a)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(b)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant
3.3(a)	By-Laws of the Registrant.
4.1	Reference is hereby made to Exhibits 3.1, 3.2 and 3.3.
4.2(a)	Specimen Certificate for Registrant’s Common Stock.
4.3(a)	Amended and Restated Registration Rights Agreement, dated as of December 8, 1998, among the Registrant and certain stockholders of the Registrant.
4.4(b)	Registration Rights Agreement, dated as of August 1, 2003, among the Registrant and the initial purchasers named therein.
4.5(b)	Indenture, dated as of August 1, 2003, between the Registrant and American Stock Transfer & Trust Company, as Trustee (including the form of note contained therein).
4.6(b)	Supplemental Indenture, dated as of October 22, 2003, between the Registrant and American Stock Transfer & Trust Company, as Trustee.
4.7(d)	Second Supplemental Indenture, dated as of December 13, 2004, between the Registrant and American Stock Transfer & Trust Company, as Trustee.
4.8(c)	Registration Rights Agreement, dated as of June 28, 2004, among priceline.com Incorporated and the initial purchasers named therein.
4.9(c)	Indenture, dated as of June 28, 2004, between the Registrant and American Stock Transfer & Trust Company, as Trustee (including the form of note contained therein).
4.10(d)	First Supplemental Indenture, dated as of December 13, 2004, between the Registrant and American Stock Transfer & Trust Company, as Trustee.
4.11(b)	Certificate of Designation, Preferences and Rights of Series A Convertible Redeemable PIK Preferred Stock of the Registrant.
4.12(b)	Certificate of Designation, Preferences and Rights of Series B Redeemable Preferred Stock of the Registrant.
4.13(gg)	Indenture, dated as of September 27, 2006, between priceline.com Incorporated and American Stock Transfer and Trust Company, as Trustee.
4.14(gg)	Registration Rights Agreement, dated as of September 27, 2006, between priceline.com Incorporated and Goldman Sachs & Co., as representative of the Initial Purchasers.
4.15(ii)	Indenture relating to New 1.00% Notes, dated as of November 6, 2006, between priceline.com Incorporated and American Stock Transfer and Trust Company, as Trustee.
4.16(ii)	Indenture relating to New 2.25% Notes, dated as of November 6, 2006, between priceline.com Incorporated and American Stock Transfer and Trust Company, as Trustee.

12.1(mm)	Calculation of ratio of earnings to fixed charges.
31.1(mm)	Certificate of Jeffery H. Boyd, dated August 8, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(mm)	Certificate of Robert J. Mylod Jr., dated August 8, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certificate of Jeffery H. Boyd, dated March 10, 2008, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certificate of Robert J. Mylod Jr., dated March 10, 2008, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(mm)	Certification of Jeffery H. Boyd, dated August 8, 2007, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
32.2(mm)

Certification of Robert J. Mylod Jr., dated August 8, 2007, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

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

(c)	Previously filed as an exhibit to the Form 10-Q for the quarterly period ended September 30, 2003.
(d)	Previously filed as an exhibit to the Form 8-K filed on December 13, 2004.
(w)	This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.
(x)	Previously filed as an exhibit to the Form 8-K filed on July 20, 2005.
(aa)	Previously filed as an exhibit to the Form 8-K filed on September 29, 2005.
(gg)	Previously filed as an exhibit to the Form 8-K filed on September 28, 2006.
(ii)	Previously filed as an exhibit to the Form 8-K filed on November 9, 2006.
(mm)	Previously filed as an exhibit to the Form 10-Q for the quarterly period ended June 30, 2007

*

Certain portions of this document have been omitted pursuant to a confidential treatment request filed with the Commission pursuant to Rule 24b-2. The omitted confidential material has been filed separately with the Commission.

+	Indicates a management contract or compensatory plan or arrangement.