Form 10-Q/A
period 2007-09-30
PRICELINE COM INC
filed 2008-03-10
CIK 1075531

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  YES   ☒   .  NO   ☐   .

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

-----------

EXPLANATORY NOTE

As disclosed in a Form 8-K filed with the Commission on March 3, 2008, this amendment to the Quarterly Report on Form 10-Q of priceline.com Incorporated (the “Company”) for the quarterly period ended September 30, 2007, is being filed for the purpose of restating the consolidated financial statements to correct a classification error in the presentation of purchases of shares in subsidiary held by minority interest to reflect them as investing activities rather than financing activities in the consolidated statements of cash flows since the Company accounted for such acquisitions under the purchase accounting method. The classification error had no impact on the Company’s operating cash flows, cash and cash equivalents balances, consolidated balance sheets or consolidated statements of operations.

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

The aforementioned consolidated financial statements should be read in conjunction with the notes to Consolidated Financial Statements included herein and in our 2007 Annual Report on Form 10-K. This amendment also includes related changes to Management’s Discussion and Analysis of Financial Condition and Results of Operations. As permitted by Rule 12b-15 of the Securities Exchange Act, this amended filing includes the complete text of only those items amended. Accordingly, Part I, Items 3 and 4, and Part II, Items 1 through 5, have been omitted from this filing. All information contained herein is as of September 30, 2007, and does not reflect any changes or events that occurred subsequent to that date. As a result of this amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the original filing, have been re-executed and re-filed as of the date of this Form 10-Q/A.

-----------

PART I — FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements

priceline.com Incorporated

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2007 As Restated (See Note 15)	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$423,508	$423,577
Restricted cash	2,710	2,459
Short-term investments	73,048	7,983
Accounts receivable, net of allowance for doubtful accounts of $1,641 and $1,651, respectively	103,558	48,536
Prepaid expenses and other current assets	26,998	20,534
Total current assets	629,822	503,089

Long-term investments	18,735	—
Property and equipment, net	25,056	21,691
Intangible assets, net	182,438	152,925
Goodwill	270,807	226,707
Deferred taxes	222,766	179,392
Other assets	21,085	21,844
Total assets	$1,370,709	$1,105,648

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$59,359	$49,032
Accrued expenses and other current liabilities	124,576	46,872
Deferred merchant bookings	7,670	4,768
Convertible debt	569,453	—
Total current liabilities	761,058	100,672

Deferred taxes	47,153	39,714
Other long-term liabilities	12,508	11,885
Convertible debt	—	568,865
Total liabilities	820,719	721,136

Commitments and Contingencies (see Note 13)
Minority interest	15,127	22,486
Series B mandatorily redeemable preferred stock, $0.01 par value; 80,000 authorized shares; $1,000 liquidation value per share; 80,000 shares issued and 0 and 13,470 shares outstanding, respectively	—	13,470
Stockholders’ equity:
Common stock, $0.008 par value; authorized 1,000,000,000 shares, 44,969,857 and 43,215,712 shares issued, respectively	345	331
Treasury stock, 6,641,992 and 6,603,050 shares, respectively	(488,691)	(486,468)
Additional paid-in capital	2,112,949	2,070,379
Accumulated deficit	(1,139,368)	(1,262,033)
Accumulated other comprehensive income	49,628	26,347
Total stockholders’ equity	534,863	348,556
Total liabilities and stockholders’ equity	$1,370,709	$1,105,648

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Merchant revenues, including $395 and $18,592 excise tax refund for the three and nine months ended September 30, 2007, respectively	$275,211	$238,558	$776,131	$699,520
Agency revenues	139,623	73,326	292,478	159,599
Other revenues	2,453	1,583	5,947	3,913
Total revenues	417,287	313,467	1,074,556	863,032
Cost of merchant revenues	214,956	189,920	595,297	561,450
Cost of agency revenues	—	—	—	—
Cost of other revenues	—	—	—	—
Total costs of revenues	214,956	189,920	595,297	561,450
Gross profit	202,331	123,547	479,259	301,582
Operating expenses:
Advertising — Offline	8,413	6,665	29,028	24,962
Advertising — Online	53,844	34,560	129,241	86,914
Sales and marketing	13,093	11,204	36,027	31,494
Personnel, including stock-based compensation of $4,127, $3,543, $10,759 and $10,277, respectively	27,182	21,658	72,108	56,869
General and administrative, including net cost of litigation settlement of $126 and $55,365 for the three and nine months ended September 30, 2007, respectively, and option payroll taxes of $228, $54, $760 and $273, respectively	9,241	6,643	82,893	19,638
Information technology	3,343	2,551	9,406	7,190
Depreciation and amortization	9,131	8,664	26,633	24,970
Restructuring charge, net	—	—	—	135
Total operating expenses	124,247	91,945	385,336	252,172
Operating income	78,084	31,602	93,923	49,410
Other income (expense):
Interest income, including $77 and $3,346 of interest on excise tax refund for the three and nine months ended September 30, 2007, respectively	6,063	2,626	20,377	6,322
Interest expense	(2,607)	(1,550)	(7,560)	(4,603)
Other	(1,316)	354	(1,862)	(157)
Total other income (expense)	2,140	1,430	10,955	1,562
Earnings before income taxes, equity in income (loss) of investees and minority interests	80,224	33,032	104,878	50,972
Income tax benefit	26,657	18,113	23,287	13,277
Equity in income (loss) of investees and minority interests	(2,516)	(2,328)	(3,945)	(3,015)
Net income	104,365	48,817	124,220	61,234
Preferred stock dividend	—	(1,063)	(1,555)	(1,927)
Net income applicable to common stockholders	$104,365	$47,754	$122,665	$59,307
Net income applicable to common stockholders per basic common share	$2.76	$1.21	$3.27	$1.50
Weighted average number of basic common shares outstanding	37,803	39,596	37,533	39,487
Net income applicable to common stockholders per diluted common share	$2.27	$1.05	$2.79	$1.34
Weighted average number of diluted common shares outstanding	45,924	46,385	43,924	46,153

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
(In thousands)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Income	Shares	Amount	Total

Balance, January 1, 2007	43,216	$331	$2,070,379	$(1,262,033)	$26,347	(6,603)	$(486,468)	$348,556

Net income applicable to common stockholders	—	—	—	122,665	—	—	—	122,665

Unrealized loss on marketable securities	—	—	—	—	(45)	—	—	(45)

Currency translation adjustment	—	—	—	—	23,326	—	—	23,326

Comprehensive income								145,946

Issuance of restricted stock under equity-based compensation plans, net of forfeitures	119	1	(1)	—	—	—	—	—

Issuance of preferred stock dividend	35	1	1,554	—	—	—	—	1,555

Exercise of stock options and vesting of restricted stock units	843	6	16,190	—	—	—	—	16,196

Repurchase of common stock	—	—	—	—	—	(39)	(2,223)	(2,223)

Stock-based compensation	—	—	9,906	—	—	—	—	9,906

Exercise of warrants	756	6	13,464	—	—	—	—	13,470

Issuance of shares related to convertible debt	1	—	23	—	—	—	—	23

Excess tax benefit on stock-based compensation	—	—	1,434	—	—	—	—	1,434
Balance, September 30, 2007	44,970	$345	$2,112,949	$(1,139,368)	$49,628	(6,642)	$(488,691)	$534,863

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (In thousands)

	Nine Months Ended September 30,
	2007 As Restated (See Note 15)	2006 As Restated (See Note 15)
OPERATING ACTIVITIES:
Net income	$124,220	$61,234
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,260	7,551
Amortization	18,373	18,439
Provision for uncollectible accounts, net	2,138	2,921
Deferred income taxes	(49,883)	(26,106)
Stock-based compensation expense	10,759	10,277
Amortization of debt issuance costs	2,356	1,061
Equity in (income) loss of investee, net and minority interests	3,945	3,015
Restructuring charges, net	—	135
Changes in assets and liabilities:
Accounts receivable	(53,568)	(28,491)
Prepaid expenses and other current assets	(4,950)	(2,150)
Accounts payable, accrued expenses and other current liabilities	26,501	31,831
Other	1,183	567
Net cash provided by operating activities	89,334	80,284
INVESTING ACTIVITIES:
Purchase of investments	(118,255)	(111,953)
Redemption of investments	35,202	152,119
Acquisitions and other equity investments, net of cash acquired	—	(3,104)
Additions to property and equipment	(11,011)	(9,628)
Change in restricted cash	(228)	4,538
Purchase of shares in subsidiary held by minority interest	(15,013)	(19,830)
Net cash provided by (used in) investing activities	(109,305)	12,142
FINANCING ACTIVITIES:
Repurchase of common stock	(2,223)	(135,625)
Proceeds from exercise of stock options	16,196	9,592
Proceeds from issuance of Convertible Senior Notes	—	300,000
Payment of debt issuance costs	(1,309)	(7,900)
Purchase of Conversion Spread Hedges	—	(32,520)
Excess tax benefit from stock-based compensation	1,434	68
Net cash provided by financing activities	14,098	133,615
Effect of exchange rate changes on cash and cash equivalents	5,804	2,288
Net increase (decrease) in cash and cash equivalents	(69)	228,329
Cash and cash equivalents, beginning of period	423,577	80,341
Cash and cash equivalents, end of period	$423,508	$308,670

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for income taxes	$22,111	$10,682

Cash paid during the period for interest	$5,847	$3,552

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

In the third quarter of 2007, the Financial Accounting Standards Board (“FASB”) issued for comment a proposed FASB Staff Position No. APB 14-a, “Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-a”) that would significantly impact the accounting for convertible debt.  The FSP would require cash settled convertible debt, such as the Company’s $570 million aggregate principal amount of convertible senior notes that are currently outstanding, to be separated into debt and equity components at issuance and a value to be assigned to each.  The value assigned to the debt component would be the estimated fair value, as of the issuance date, of a similar bond without the conversion feature.  The difference between the bond cash proceeds and this estimated fair value would be recorded as a debt discount and amortized to interest expense over the life of the bond.  Although FSP APB 14-a would have no impact on the Company’s actual past or future cash flows, it would require the Company to record a significant amount of non-cash interest expense as the debt discount is amortized.  As a result, there would be a material adverse impact on the Company’s results of operations and earnings per share.  In addition, if the Company’s convertible debt is redeemed or converted prior to maturity, any unamortized debt discount would result in a loss on extinguishment.  FSP APB 14-a, if approved, will become effective January 1, 2008, and require retrospective application.

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

15.          RESTATEMENT OF CASH FLOWS AND MINORITY INTEREST PRESENTATION

Subsequent to the issuance of the Company’s consolidated financial statements for the three and nine month periods ended September 30, 2007, management identified and corrected a classification error in the presentation of purchases of shares in subsidiary held by minority interest of $15.0 million and $19.8 million for the nine months ended September 30, 2007 and 2006, respectively, to reflect them as investing activities rather than financing activities in the consolidated statements of cash flows since the Company accounted for such acquisitions under the purchase accounting method. The classification error had no impact on the Company’s operating cash flows, cash and cash equivalents balances, consolidated balance sheets or consolidated statements of operations. The impact of the classification error in presentation in the consolidated statements of cash flows for the nine months ended September 30, 2007 and 2006 is summarized as follows:

	Nine Months Ended September 30,
	2007			2006
		Purchase of shares			Purchase of shares
	Previously	in subsidiary held		Previously	in subsidiary held
	Reported	by minority interest	As Restated	Reported	by minority interest	As Restated
Net cash provided by (used in):

Net cash provided by operating activities	$89,334	$—	$89,334	$80,284	$—	$80,284

Net cash provided by (used in): investing activities	(94,292)	(15,013)	(109,305)	31,972	(19,830)	12,142

Net cash provided by (used in): financing activities	(915)	15,013	14,098	113,785	19,830	133,615

Effect of exchange rate changes on cash and cash equivalents	5,804	—	5,804	2,288	—	2,288

Net increase/ (decrease) in cash and cash equivalents	(69)	—	(69)	228,329	—	228,329

Cash and cash equivalents, beginning of period	423,577	—	423,577	80,341	—	80,341

Cash and cash equivalents, end of period	$423,508	$—	$423,508	$308,670	$—	$308,670

Additionally, management identified and corrected a classification error in the presentation of minority interest in the balance sheets.  Minority interest in the amount of $15.1 million as of September 30, 2007 was previously classified as a liability and is now presented in the mezzanine section of the consolidated balance sheet between liabilities and stockholders equity.  The classification error had no impact on the Company’s consolidated assets, the total liabilities and stockholder’s equity line item in the consolidated balance sheet, consolidated statement of operations or consolidated statement of cash flows.

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

The number of airline tickets, hotel room nights and rental car days sold through our websites and the related gross bookings were as follows:

			Hotel
	Gross	Airline	Room	Rental
	Bookings	Tickets	Nights	Car Days

Three Months ended September 30, 2007	$1.4 billion	819,000	8.0 million	2.3 million

Three Months ended September 30, 2006	$0.9 billion	666,000	5.2 million	2.0 million

Nine Months ended September 30, 2007	$3.6 billion	2.1 million	21.2 million	6.6 million

Nine Months ended September 30, 2006	$2.6 billion	2.2 million	14.4 million	5.7 million

Gross bookings increased by 54.0% and 40.6% for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006.  The increase was driven primarily by an increase of 73.7% and 58.1% in “agency” bookings for the three and nine months ended September 30, 2007, respectively, which was primarily attributable to growth in our international operations, which was partially offset by a decrease in domestic agency room-nights.  In addition, an approximately 5% increase in international hotel room night unit prices in the three months ended September 30,2 007 compared to the same period in 2006, contributed to the growth in bookings for our international operations.  Currency exchange rate fluctuations contributed approximately $58 million and $148 million, respectively, of the increase in gross bookings for the three and nine months ended September 30, 2007, compared to the same periods in 2006.  Merchant gross bookings increased by 15.0% and 7.3% for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006.  The increase was primarily due to an increase in merchant gross bookings relating to our Name Your Own Price® hotel and rental car services, partially offset by a decrease in the sale of Name Your Own Price® airline tickets.

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

	Three Months Ended			Nine Months Ended
	September 30,			Sepetmber 30,
	($000)%			($000)%
	2007	2006	Change	2007	2006	Change
Merchant Revenues	$275,211	$238,558	15.4%	$776,131	$699,520	11.0%
Agency Revenues	139,623	73,326	90.4%	292,478	159,599	83.3%
Other Revenues	2,453	1,583	55.0%	5,947	3,913	52.0%
Total Revenues	$417,287	$313,467	33.1%	$1,074,556	$863,032	24.5%

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

Cost of Revenues and Gross Profit

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	($000)%			($000)%
	2007	2006	Change	2007	2006	Change
Cost of Merchant Revenues	$214,956	$189,920	13.2%	$595,297	$561,45	6.0%
% of Merchant Revenues	78.1%	79.6%		76.7%	80.3%
Cost of Agency Revenues	—	—	—	—	—	—
% of Agency Revenues	0.0%	0.0%		0.0%	0.0%
Cost of Other Revenues	—	—	—	—	—	—
% of Other Revenues	0.0%	0.0%		0.0%	0.0%
Total Cost of Revenues	$214,956	$189,920	13.2%	$595,297	$561,450	6.0%
% of Revenues	51.5%	60.6%		55.4%	65.1%

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

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	($000)%			($000)%
	2007	2006	Change	2007	2006	Change
Merchant Gross Profit	$60,255	$48,638	23.9%	$180,834	$138,070	31.0%
Merchant Gross Margin	21.9%	20.4%		23.3%	19.7%
Agency Gross Profit	139,623	73,326	90.4%	292,478	159,599	83.3%
Agency Gross Margin	100.0%	100.0%		100.0%	100.0%
Other Gross Profit	2,453	1,583	55.0%	5,947	3,913	52.0%
Other Gross Margin	100.0%	100.0%		100.0%	100.0%
Total Gross Profit	$202,331	$123,547	63.8%	$479,259	$301,582	58.9%
Total Gross Margin	48.5%	39.4%		44.6%	34.9%

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

Information Technology

	Three Months Ended September 30,			Nine Months Ended September 30,
	($000)%			($000)%
	2007	2006	Change	2007	2006	Change
Information Technology	$3,343	$2,551	31.0%	$9,406	$7,190	30.8%
% of Total Gross Profit	1.7%	2.1%		2.0%	2.4%

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

Equity in Loss of Investees and Minority Interests

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	($000)%			($000)%
	2007	2006	Change	2007	2006	Change
Equity in Loss of Investees and Minority Interests	$2,516	$2,328	8.1%	$3,945	$3,015	30.8%

Equity in loss of investees and minority interests for the three and nine months ended September 30, 2007 and 2006, represented (1) minority interests associated with the ownership of priceline.com International that is held by former shareholders of Booking.com B.V. and Booking.com Limited, including certain European-based managers of that business; and (2) equity in income (loss) of investees, principally comprised of our pro rata share of pricelinemortgage.com’s net results.  The change in equity in income of investees and minority interests for the three and nine months ended September 30, 2007 compared to the same periods in 2006 was primarily due to an increase in the minority interest in the earnings of priceline.com International.

Liquidity and Capital Resources

The following discussion gives effect to the restatement as discussed in Note 15 to the accompanying Consolidated Financial Statements.  As of September 30, 2007, we had $496.6 million in cash and cash equivalents and short-term investments. We generally invest excess cash to make such funds readily available for operating purposes.  Cash equivalents are primarily comprised of highly liquid, high quality, investment grade debt instruments.

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

Net cash used in investing activities was  $109.3 million for the nine months ended September 30, 2007.  Investing activities were affected by $83.1 million of net purchases of investments for the nine months ended September 30, 2007, and the purchase of $15.0 million of stock in priceline.com International held by minority interest shareholders.  Net cash provided by investing activities was $12.1 million for the nine months ended September 30, 2006 and was affected by $40.2 million of net redemptions of investments, partially offset by the purchase of $19.8 million of stock in priceline.com International held by minority interest shareholders.   Cash invested in purchases of property and equipment was $11.0 million and $9.6 million in the nine months ended September 30, 2007 and 2006, respectively.

Net cash  provided by financing activities was approximately  $14.1 million for the nine months ended September 30, 2007.  The cash  provided by financing activities during the nine months ended September 30, 2007 was primarily related to $16.2 million of proceeds from the exercise of employee stock options , partially offset by $2.2 million of treasury stock purchases.  Net cash provided by financing activities was approximately  $133.6 million for the nine months ended September 30, 2006.  The cash provided by financing activities during the nine months ended September 30, 2006 was primarily related to the issuance of $300 million of convertible notes and $9.6 million of proceeds from the exercise of employee stock options, offset by $135.6 million of treasury stock purchases, $7.9 million of debt issuance costs and $32.5 million for the purchase of the conversion spread- hedges.

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

10.67(mm)	Pledge and Security Agreement dated as of September 26, 2007 by and among priceline.com Incorporated and JPMorgan Chase Bank, National Association.
10.68(mm)	Guaranty dated as of September 26, 2007 by each of the subsidiaries of priceline.com Incorporated and JPMorgan Chase Bank, National Association.
12.1(mm)	Calculation of ratio of earnings to fixed charges.
31.1(mm)	Certificate of Jeffery H. Boyd, dated November 9, 2008, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(mm)	Certificate of Robert J. Mylod Jr., dated November 9, 2008, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certificate of Jeffery H. Boyd, dated March 10, 2008, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certificate of Robert J. Mylod Jr., dated March 10, 2008, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(mm)

Certification of Jeffery H. Boyd, dated November 9, 2008, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32.2(mm)

Certification of Robert J. Mylod Jr., dated November 9, 2008, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32.3(w)	Certificate of Jeffery H. Boyd, dated March 10, 2008, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
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

PRICELINE.COM INCORPORATED
(Registrant)

Date: March 10, 2008	By:	/s/ Robert J. Mylod, Jr.
		Name:	Robert J. Mylod, Jr
		Title:	Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)

Exhibit Index

Exhibit Number	Description
2.1(x)	Share Sale and Purchase Agreement, dated July 14, 2005 by and between the Registrant, ACME Limited and Blue Sky Investments B.V.
2.2(aa)	Articles of Association of priceline.com International Limited, as amended.
3.1(a)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(b)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant
3.3(a)	By-Laws of the Registrant.
4.1	Reference is hereby made to Exhibits 3.1, 3.2 and 3.3.
4.2(a)	Specimen Certificate for Registrant’s Common Stock.
4.3(a)	Amended and Restated Registration Rights Agreement, dated as of December 8, 1998, among the Registrant and certain stockholders of the Registrant.
4.4(b)	Registration Rights Agreement, dated as of August 1, 2003, among the Registrant and the initial purchasers named therein.
4.5(b)	Indenture, dated as of August 1, 2003, between the Registrant and American Stock Transfer & Trust Company, as Trustee (including the form of note contained therein).
4.6(b)	Supplemental Indenture, dated as of October 22, 2003, between the Registrant and American Stock Transfer & Trust Company, as Trustee.
4.7(d)	Second Supplemental Indenture, dated as of December 13, 2004, between the Registrant and American Stock Transfer & Trust Company, as Trustee.
4.8(c)	Registration Rights Agreement, dated as of June 28, 2004, among priceline.com Incorporated and the initial purchasers named therein.
4.9(c)	Indenture, dated as of June 28, 2004, between the Registrant and American Stock Transfer & Trust Company, as Trustee (including the form of note contained therein).
4.10(d)	First Supplemental Indenture, dated as of December 13, 2004, between the Registrant and American Stock Transfer & Trust Company, as Trustee.
4.11(b)	Certificate of Designation, Preferences and Rights of Series A Convertible Redeemable PIK Preferred Stock of the Registrant.
4.12(b)	Certificate of Designation, Preferences and Rights of Series B Redeemable Preferred Stock of the Registrant.
4.13(gg)	Indenture, dated as of September 27, 2006, between priceline.com Incorporated and American Stock Transfer and Trust Company, as Trustee.
4.14(gg)	Registration Rights Agreement, dated as of September 27, 2006, between priceline.com Incorporated and Goldman Sachs & Co., as representative of the Initial Purchasers.
4.15(ii)	Indenture relating to New 1.00% Notes, dated as of November 6, 2006, between priceline.com Incorporated and American Stock Transfer and Trust Company, as Trustee.
4.16(ii)	Indenture relating to New 2.25% Notes, dated as of November 6, 2006, between priceline.com Incorporated and American Stock Transfer and Trust Company, as Trustee.

10.66(mm)

Credit Agreement dated as of September 26, 2007 among priceline.com Incorporated, RBC citizens, National Association, and Bank of Scotland plc as co-documentation Agents, bank of America, N.A. as syndication Agent and JPMorgan Chase Bank, National Association as Administrative Agent.

10.67(mm)	Pledge and Security Agreement dated as of September 26, 2007 by and among priceline.com Incorporated and JPMorgan Chase Bank, National Association.
10.68(mm)	Guaranty dated as of September 26, 2007 by each of the subsidiaries of priceline.com Incorporated and JPMorgan Chase Bank, National Association.
12.1(mm)	Calculation of ratio of earnings to fixed charges.
31.1(mm)	Certificate of Jeffery H. Boyd, dated November 9, 2008, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(mm)	Certificate of Robert J. Mylod Jr., dated November 9, 2008, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certificate of Jeffery H. Boyd, dated March 10, 2008, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certificate of Robert J. Mylod Jr., dated March 10, 2008, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(mm)

Certification of Jeffery H. Boyd, dated November 9, 2008, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32.2(mm)

Certification of Robert J. Mylod Jr., dated November 9, 2008, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32.3(w)	Certificate of Jeffery H. Boyd, dated March 10, 2008, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
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