Form 10-Q
period 2008-03-31
PRICELINE COM INC
filed 2008-05-09
CIK 1075531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐  No ☒

Number of shares of Common Stock outstanding at May 1, 2008:

Common Stock, par value $0.008 per share	38,518,359
(Class)	(Number of Shares)

priceline.com Incorporated

Form 10-Q

For the Three Months Ended March 31, 2008

PART I – FINANCIAL INFORMATION

Item 1.   Unaudited Consolidated Financial Statements

priceline.com Incorporated

UNAUDITED CONSOLIDATED BALANCE SHEETS

 (In thousands, except share and per share data)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$508,235	$385,359
Restricted cash	2,919	1,350
Short-term investments	41,426	122,499
Accounts receivable, net of allowance for doubtful accounts of $3,783 and $2,309, respectively	97,261	70,712
Prepaid expenses and other current assets	33,757	33,080
Total current assets	683,598	613,000

Long-term investments	7,536	2,451
Property and equipment, net	26,885	27,088
Intangible assets, net	182,841	182,748
Goodwill	295,332	287,159
Deferred taxes	212,784	218,519
Other assets	19,215	19,891
Total assets	$1,428,191	$1,350,856

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$68,934	$47,708
Accrued expenses and other current liabilities	55,946	59,589
Deferred merchant bookings	23,948	17,750
Convertible debt	570,077	569,796
Total current liabilities	718,905	694,843

Deferred taxes	46,573	46,502
Other long-term liabilities	14,172	13,368
Total liabilities	779,650	754,713

Commitments and Contingencies (see Note 14)
Minority interest	19,556	17,036
Stockholders’ equity:
Common stock, $0.008 par value; authorized 1,000,000,000 shares, 45,187,287 and 45,117,685 shares issued, respectively	347	346
Treasury stock, 6,673,020 and 6,646,408 shares, respectively	(492,379)	(489,106)
Additional paid-in capital	2,135,791	2,124,029
Accumulated deficit	(1,088,352)	(1,106,506)
Accumulated other comprehensive income	73,578	50,344
Total stockholders’ equity	628,985	579,107
Total liabilities and stockholders’ equity	$1,428,191	$1,350,856

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended March 31,
	2008	2007

Merchant revenues, including $15,878 excise tax refund in 2007	$289,159	$246,011
Agency revenues	109,932	54,511
Other revenues	4,089	867
Total revenues	403,180	301,389
Cost of merchant revenues	222,077	181,672
Cost of agency revenues	—	—
Cost of other revenues	—	—
Total costs of revenues	222,077	181,672
Gross profit	181,103	119,717
Operating expenses:
Advertising – Offline	12,031	11,334
Advertising – Online	57,800	31,927
Sales and marketing	16,333	11,410
Personnel, including stock-based compensation of $9,939 and $3,166, respectively	36,883	21,490
General and administrative, including net cost of litigation settlement of $54,857 in 2007, and option payroll taxes of $488 and $438, respectively	11,789	63,875
Information technology	4,149	2,911
Depreciation and amortization	10,353	8,505
Total operating expenses	149,338	151,452
Operating income (loss)	31,765	(31,735)
Other income (expense):
Interest income, including $2,786 of interest on excise tax refund in 2007	4,172	8,203
Interest expense	(2,671)	(2,470)
Foreign currency transactions and other	(5,084)	(214)
Total other income (expense)	(3,583)	5,519
Earnings (loss) before income taxes, equity in income (loss) of investees and minority interests	28,182	(26,216)
Income tax (expense) benefit	(9,518)	11,593
Equity in income (loss) of investees and minority interests	(510)	(93)
Net income (loss)	18,154	(14,716)
Preferred stock dividend	—	(1,555)
Net income (loss) applicable to common stockholders	$18,154	$(16,271)
Net income (loss) applicable to common stockholders per basic common share	$0.47	$(0.44)
Weighted average number of basic common shares outstanding	38,224	37,191
Net income (loss) applicable to common stockholders per diluted common share	$0.37	$(0.44)
Weighted average number of diluted common shares outstanding	49,134	37,191

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2008

(In thousands)

					Accumulated Other
	Common Stock		Additional	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Paid-in Capital	Deficit	Income	Shares	Amount	Total

Balance, January 1, 2008	45,118	$346	$2,124,029	$(1,106,506)	$50,344	(6,646)	$(489,106)	$579,107

Net income applicable to common stockholders	—	—	—	18,154	—	—	—	18,154

Unrealized loss on marketable securities	—	—	—	—	(6)	—	—	(6)

Currency translation adjustment	—	—	—	—	23,240	—	—	23,240

Comprehensive income	—	—	—	—	—	—	—	41,388

Exercise of stock options and vesting of restricted stock units	69	1	1,365	—	—	—	—	1,366

Repurchase of common stock	—	—	—	—	—	(27)	(3,273)	(3,273)

Stock-based compensation	—	—	9,847	—	—	—	—	9,847

Excess tax benefit on stock-based compensation	—	—	550	—	—	—	—	550

Balance, March 31, 2008	45,187	$347	$2,135,791	$(1,088,352)	$73,578	(6,673)	$(492,379)	$628,985

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
OPERATING ACTIVITIES:	2008	2007
Net income (loss)	$18,154	$(14,716)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	3,608	2,576
Amortization	7,017	5,929
Provision for uncollectible accounts, net	1,942	1,799
Deferred income taxes	2,527	(12,451)
Stock-based compensation expense	9,939	3,166
Amortization of debt issuance costs	771	763
Equity in (income) loss of investee, net, and minority interests	510	93
Changes in assets and liabilities:
Accounts receivable	(25,700)	(5,104)
Prepaid expenses and other current assets	1,757	(25,355)
Accounts payable, accrued expenses and other current liabilities	21,902	61,280
Other	955	773
Net cash provided by operating activities	43,382	18,753
INVESTING ACTIVITIES:
Purchase of investments	(16,678)	—
Redemption of investments	94,131	7,996
Acquisitions and other equity investments, net of cash acquired	(463)	—
Additions to property and equipment	(2,854)	(2,217)
Change in restricted cash	(1,536)	(160)
Net cash provided by investing activities	72,600	5,619
FINANCING ACTIVITIES:
Repurchase of common stock	(3,273)	(1,425)
Proceeds from exercise of stock options	1,366	7,589
Excess tax benefit on stock-based compensation	550	169
Net cash (used in) provided by financing activities	(1,357)	6,333
Effect of exchange rate changes on cash and cash equivalents	8,251	706
Net increase in cash and cash equivalents	122,876	31,411
Cash and cash equivalents, beginning of period	385,359	423,577
Cash and cash equivalents, end of period	$508,235	$454,988

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for income taxes	$8,790	$6,645

Cash paid during the period for interest	$3,534	$2,958

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated

Notes to Unaudited Consolidated Financial Statements

1.             BASIS OF PRESENTATION

Priceline.com Incorporated (“priceline.com” or the “Company”) is responsible for the Unaudited Consolidated Financial Statements included in this document.  The Unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operating results.  The Company prepared the Unaudited Consolidated Financial Statements following the requirements of the Securities and Exchange Commission for interim reporting.  As permitted under those rules, the Company condensed or omitted certain footnotes or other financial information that are normally required by GAAP for annual financial statements.  These statements should be read in combination with the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The Unaudited Consolidated Financial Statements include the accounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in affiliates in which the Company does not have control, but has the ability to exercise significant influence, are accounted for by the equity method. The functional currency of the Company’s foreign subsidiaries is generally their respective local currency.  Assets and liabilities are translated into U.S. dollars at the rate of exchange existing at the balance sheet date.  Income statement amounts are translated at the average exchange rates for the period.  Translation gains and losses are included as a component of “accumulated other comprehensive income” in the accompanying Consolidated Balance Sheets.  Foreign currency transaction gains and (losses) are included in the Consolidated Statement of Operations, principally in “foreign currency transactions and other.”

From time to time, the Company enters into derivatives with counterparties to minimize the impact of short-term foreign currency fluctuations on consolidated operating results.  Realized and unrealized gains and losses resulting from the derivatives are recognized in the period in which they occur.  As of March 31, 2008, derivatives with notional values of 59.4 million Euros and 2.5 million British Pounds were outstanding.  As of December 31, 2007, derivatives with notional amounts of 16.0 million Euros and 3.7 million British Pounds were outstanding.  Foreign exchange losses in the amount of $5.1 million and $0.3 million were recorded in “foreign currency transactions and other” for the three months ended March 31, 2008 and 2007, respectively, and were principally related to foreign exchange derivative contracts.

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

Recent Accounting Pronouncements – On January 1, 2008, the Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The adoption of  SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.  See Note 6 for more information regarding fair value measurements.

In February 2008, the FASB issued FASB Staff Position No. SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”).  FSP 157-2 defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The Company is evaluating the impact of adopting the provisions of FSP 157-2.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard requires unrealized gains and losses to be included in earnings for items reported using the fair value option.  SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company did not elect the fair value option described in SFAS No. 159 for financial instruments and certain other items.

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date.  Subsequent changes to the estimated fair value of contingent consideration will be reflected in earnings until the contingency is settled.  SFAS No. 141(R) also requires acquisition-related costs and restructuring costs to be expensed as incurred rather than treated as part of the purchase price. The adoption of SFAS No. 141(R) will change the Company’s accounting treatment for business combinations on a prospective basis beginning January 1, 2009.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”).  In determining the useful life of acquired intangible assets, FSP FAS 142-3 removes the requirement to consider whether an intangible asset can be renewed without substantial cost of material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives.  The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and may impact any intangible assets the Company acquires.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133.” SFAS No. 161 provides new disclosure requirements for an entity’s derivative and hedging activities. SFAS No. 161 is effective for periods beginning after November 15, 2008. The Company has not yet determined the impact on its consolidated financial statements of adopting SFAS No. 161.

2.             STOCK-BASED EMPLOYEE COMPENSATION

The Company has adopted stock compensation plans which provide for grants of share based compensation as incentives and rewards to encourage employees, officers, consultants and directors to contribute towards the long-term success of the Company.  Stock-based compensation cost included in personnel expenses in the Unaudited Consolidated Statements of Operations was approximately $9.9 million and $3.2 million for the three months ended March 31, 2008 and 2007, respectively.  These amounts include stock-based compensation for restricted stock and restricted stock units related to shares of priceline.com International.

During the three months ended March 31, 2008, the Company made broad-based grants of 28,558 restricted stock units and 179,402 performance share units.  The restricted stock units generally vest 25% per year over 4 years and the performance share units generally vest on the third anniversary of the date of grant.  The share based awards granted had a total grant date fair value of $24.0 million based upon the weighted average grant date fair value per share of $115.33.  The actual number of shares of common stock issued in connection with the performance share units, if any, will be determined at the end of the applicable performance periods, assuming there is no accelerated vesting for, among other things, a change in control or termination of employment in certain circumstances, and could range from a minimum of 71,261 shares to maximum of 447,999 shares depending on the actual performance of the Company.  Stock-based compensation related to the performance share units is recorded over the vesting period based upon the estimated probable outcome at the end of the performance period.  During the three months ended March 31, 2008, the estimated probable number of shares to be issued at the end of the performance period was increased by 120,043 shares to an aggregate of 299,445 shares.

In December 2007, the Company granted 198,500 performance share units to certain European employees.  The 198,500 represents the “target” number of shares of common stock that will be issued if certain financial performance goals are achieved.  The actual number of shares to be issued will be determined in 2011 upon the completion of the performance period, assuming there is no accelerated vesting for, among other things, a change in control or termination of employment in certain circumstances, and could range from a minimum of 97,500 shares to a maximum of 595,500 shares.  Stock-based compensation related to the performance share units is recorded based upon the estimated probable outcome at the end of the performance period.  The estimated probable number of shares to be issued at the end of the performance period was increased by 305,690 shares during 2007 and by an additional 91,310 shares to an aggregate of 595,500 shares in the three months ended March 31, 2008.

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

Common equivalent shares related to stock options, restricted stock, restricted stock units, performance share units and warrants are calculated using the treasury stock method. Performance share units are included in the weighted average common equivalent shares based on the number of shares that would be issued if the end of the reporting period were the end of the performance period, if the result would be dilutive. The warrants underlying Series B Preferred Stock were considered for inclusion in fully diluted net income per share using the “if-converted” method prior to their exercise in the first quarter 2007.

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

A reconciliation of the weighted average number of shares outstanding used in calculating diluted earnings per share is as follows (in thousands):

	For the Three Months Ended March 31,
	2008	2007

Weighted average number of basic common shares outstanding	38,224	37,191
Weighted average dilutive stock options, restricted stock, restricted stock units and performance share units	1,734	—
Assumed conversion of Convertible Senior Notes	9,176	—
Weighted average number of diluted common and common equivalent shares outstanding	49,134	37,191

Anti-dilutive potential common shares	7,281	17,750

Anti-dilutive potential common shares for the three months ended March 31, 2008 and 2007 includes approximately 5.1 million shares and 14.3 million shares, respectively, that could be issued under the Company’s convertible debt if the Company’s stock price increases. Under the treasury stock method, the convertible notes will generally have a dilutive impact on net income per share if the Company’s average stock price for the period exceeds the conversion price for the convertible notes. As an example, at stock prices of $40 per share, $100 per share, $150 per share and $200 per share, common equivalent shares would include approximately 0.1 million, 8.6 million, 10.5 million and 11.5 million equivalent shares, respectively, related to the convertible notes (excluding the offsetting impact of the Convertible Spread Hedges — see Note 9).

4.             RESTRUCTURING

At March 31, 2008 and December 31, 2007, the Company had a restructuring liability of $1.1 million and $1.2 million, respectively, for the estimated remaining costs related to leased property vacated by the Company in 2000.  The Company estimates that, based on current available information, the remaining net cash outflows associated with its restructuring related commitments will be paid in 2008-2011. The current portion of the restructuring accrual in the amount of $0.7 million is recorded in “Accrued expenses and other current liabilities” and the $0.4 million non-current portion is recorded in “Other long-term liabilities” on the Company’s Unaudited Consolidated Balance Sheet.

5.             INVESTMENTS

The following table summarizes, by major security type, the Company’s short-term investments as of March 31, 2008 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value

Commercial Paper	$9,991	$3	—	$9,994

Corporate Notes	8,691	—	(6)	8,685

U.S. government and agency securities	12,446	96	—	12,542

Foreign government securities	10,225	—	(20)	10,205

Total	$41,353	$99	$(26)	$41,426

The following table summarizes, by major security type, the Company’s short-term investments as of December 31, 2007 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Corporate debt securities	$31,080	$21	$(18)	$31,083

State government and agency securities	79,020	—	—	79,020

U.S. government and agency securities	9,461	49	—	9,510

Foreign government securities	2,898	—	(12)	2,886

Total	$122,459	$70	$(30)	$122,499

Long-term investments amounting to approximately $7.5 million and $2.5 million as of March 31, 2008 and December 31, 2007, respectively, were comprised of U.S. government securities and corporate notes with a maturity date greater than one year.  The long-term investments are recorded net of unrealized losses of approximately $0.2 million as of March 31, 2008 and December 31, 2007.  There were no material gains or losses related to investments for the three months ended March 31, 2008 or 2007.

6.                                      FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted SFAS No. 157, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.  The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices in active markets that are accessible by the Company at the measurement date for identical assets and liabilities.

Level 2: These prices are not directly accessible by the Company.  Such prices may be based upon quoted prices in active markets or inputs not quoted on active markets, but corroborated by market data.

Level 3: Unobservable inputs are used when little or no market data is available.

Financial assets and liabilities carried at fair value as of March 31, 2008 are classified in the table below in the categories described above:

Dollars in Millions	Level 1	Level 2	Total
Short-term investments	$22,747	$18,679	$41,426
Long-term investments	5,042	2,494	7,536
Interest rate swap derivative assets	—	169	169
Foreign exchange derivative assets	—	422	422
Total assets at fair value	$27,789	$21,764	$49,553

Foreign exchange derivative liabilities	$—	$4,609	$4,609
Total liabilities at fair value	$—	$4,609	$4,609

Fair values for investments in U.S. Treasury and foreign governmental securities are considered “level 1” valuations because the Company has access to quoted prices in active markets as of the measurement date.  Fair values for other investments are considered “level 2” instrument valuations because they are obtained from professional pricing sources for these or comparable instruments, rather than direct observation of quoted prices in active markets.  As of March 31, 2008, we did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (level 3 assets). Our derivative instruments are valued using pricing models. Pricing models take into account the contract terms as well as multiple inputs where applicable, such as interest rate yield curve, option volatility and currency rates. Our derivative instruments are typically short-term in nature.

As of March 31, 2008, the carrying value of our cash and cash equivalents approximated their fair value and consisted primarily of bank deposits and AAA-rated U.S. Treasury money market funds.

7.             INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets consist of the following (in thousands):

	March 31, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period	Weighted Average Useful Life

Supply and distribution agreements	$199,156	$(39,711)	$159,445	$191,612	$(34,684)	$156,928	13 years	13 years

Technology	20,040	(15,142)	4,898	27,865	(21,191)	6,674	3 years	3 years

Patents	1,489	(1,142)	347	1,489	(1,133)	356	15 years	15 years

Customer lists	12,802	(11,301)	1,501	12,280	(10,546)	1,734	2 – 3 years	2 years

Internet domain names	6,453	(1,504)	4,949	6,453	(1,343)	5,110	10 years	10 years

Trade names	16,117	(4,689)	11,428	15,317	(4,007)	11,310	5 – 20 years	15 years

Other	1,344	(1,071)	273	1,725	(1,089)	636	1 – 15 years	7 years

Total intangible assets	$257,401	$(74,560)	$182,841	$256,741	$(73,993)	$182,748

Intangible assets with determinable lives are primarily amortized on a straight-line basis.  Intangible asset amortization expense was approximately $7.0 million and $5.9 million for the three months ended March 31, 2008 and 2007, respectively.

The annual estimated amortization expense for intangible assets for the remainder of 2008, the next four years and thereafter is expected to be as follows (in thousands):

2008	$17,403
2009	19,183
2010	17,518
2011	17,207
2012	17,098
Thereafter	94,432
$182,841

A substantial majority of the Company’s goodwill relates to its acquisitions of Booking.com Limited in 2004, Booking.com B.V. in 2005 and subsequent purchases of the minority interest in their parent company, priceline.com International.  The change in goodwill for the three months ended March 31, 2008 consists of the following (in thousands):

Balance at January 1, 2008	$287,159
Adjustment to purchase price	463
Currency translation adjustments	7,710
Balance at March 31, 2008	$295,332

8.             OTHER ASSETS

Other assets at March 31, 2008 and December 31, 2007 consist of the following (in thousands):

	March 31, 2008	December 31, 2007
Investment in pricelinemortgage.com	$9,140	$9,229
Deferred debt issuance costs, net	9,261	10,032
Other	814	630
Total	$19,215	$19,891

Investment in pricelinemortgage.com represents the Company’s 49% equity investment in pricelinemortgage.com and, accordingly, the Company recognizes its pro rata share of pricelinemortgage.com’s operating results, not to exceed an amount that the Company believes represents the investment’s estimated fair value. The Company recognized approximately $89,000 of losses and approximately $43,000 of income from its investment in pricelinemortgage.com for the three months ended March 31, 2008 and 2007, respectively.  The Company earned advertising fees from pricelinemortgage.com of approximately $2,000 and $4,000 in the three months ended March 31, 2008 and 2007, respectively.

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

9.             DEBT

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

The revolving credit facility provides for the issuance of up to $50 million of letters of credit as well as borrowings on same-day notice, referred to as swingline loans, which are available in U.S. dollars, Euros, Pounds Sterling and any other foreign currency agreed to by the lenders. The Company may request that an additional $100 million be added to the revolving credit facility or to enter into one or more tranches of additional term loans. The proceeds of loans made under the facility could be used for working capital or general corporate purposes. As of March 31, 2008, there were no borrowings outstanding under the facility and the Company has issued approximately $14.7 million of letters of credit under the revolving credit facility.

Convertible Debt

The Company’s convertible debt is convertible into the Company’s common stock subject to certain conditions.  Upon conversion, a holder will receive cash for the principal amount of the note and cash or shares of the Company’s common stock for the conversion value in excess of such principal amount.  Based upon the closing price of the Company’s common stock for the prescribed measurement periods during the three months ended

March 31, 2008 and December 31, 2007, the contingent conversion thresholds on each of the Company’s convertible senior note issues were exceeded. As a result, the notes are convertible at the option of the holder as of March 31, 2008 and December 31, 2007 and, accordingly, have been classified as a current liability amounting to approximately $570 million in the Unaudited Consolidated Balance Sheet as of that date.  As of March 31, 2008, the estimated fair value of the Convertible Senior Notes was approximately $1.78 billion.  If the note holders were to convert, the Company would deliver approximately $570 million in cash to repay the principal amount of the notes and would deliver cash or shares of common stock, at its option, to satisfy the conversion value in excess of the principal amount.  In 2007, approximately $50,000 and $23,000 of the 2.25% Notes and 1% Notes, respectively, were converted.  In April 2008, the Company received notices of conversion from the holders of approximately $41 million aggregate principal amount of the 1% Notes.  Convertible debt consists of the following as of March 31, 2008 and December 31, 2007 (in thousands):

	March 31, 2008	December 31, 2007
$125 million aggregate principal amount of 1.00% Convertible Senior Notes due August 2010	$125,127	$124,846
$172.5 million aggregate principal amount of 0.50% Convertible Senior Notes due September 2011	172,500	172,500
$172.5 million aggregate principal amount of 0.75% Convertible Senior Notes due September 2013	172,500	172,500
$100 million aggregate principal amount of 2.25% Convertible Senior Notes due January 2025	99,950	99,950

	$570,077	$569,796

The $125 million aggregate principal amount of Convertible Senior Notes due August 1, 2010, with an interest rate of 1.00% (the “1% Notes”) are convertible, subject to certain conditions, into the Company’s common stock at a conversion price of approximately $40.00 per share. Prior to August 1, 2008, the 1% Notes will be convertible if the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading days ending on the first day of a conversion period is more than 110% of the then current conversion price of the 1% Notes, or after August 1, 2008, if the closing price of the Company’s common stock is more than 110% of the then current conversion price of the 1% Notes. The 1% Notes are also convertible in certain other circumstances, such as a change in control of the Company. In addition, the 1% Notes will be redeemable at the Company’s option beginning in 2008, and the holders may require the Company to repurchase the 1% Notes on August 1, 2008 or in certain other circumstances. In the event that all or substantially all of the Company’s common stock is acquired on or prior to August 1, 2008, in a transaction in which the consideration paid to holders of the Company’s common stock consists of all or substantially all cash, the Company would be required to make additional payments in the form of additional shares of common stock to the holders of 1% Notes in aggregate value ranging from $0 to approximately $16.2 million depending upon the date of the transaction and the then current stock price of the Company. No additional payments are due at stock prices in excess of $100 per share.  Interest on the 1% Notes is payable on February 1 and August 1 of each year.

In November 2003, the Company entered into an interest rate swap agreement whereby it swapped the fixed 1% interest on its 1% Notes for a floating interest rate based on the 3-month U.S. Dollar LIBOR, minus the applicable margin of 221 basis points, on $45 million notional value of debt. This agreement expires August 1, 2010. The Company designated this interest rate swap agreement as a fair value hedge. The changes in the fair value of the interest rate swap agreement and the underlying debt are recorded as offsetting gains and losses in interest expense in the Unaudited Consolidated Statement of Operations. Hedge ineffectiveness was not significant in the three months ended March 31, 2008 and 2007. The fair value of the swap as of March 31, 2008 is an asset of approximately $0.2 million and is recorded in prepaid expenses and other current assets, and as of December 31, 2007, is a liability of approximately $0.1 million, recorded in accrued expenses and other current liabilities with a related adjustment to the carrying value of debt.

In 2006, the Company issued in a private placement $172.5 million aggregate principal amount of Convertible Senior Notes due September 30, 2011, with an interest rate of 0.50% (the “2011 Notes”), and $172.5 million aggregate principal amount of Convertible Senior Notes due September 30, 2013, with an interest rate of 0.75% (the “2013 Notes”).  The 2011 Notes and the 2013 Notes are convertible, subject to certain conditions, into the Company’s common stock at a conversion price of approximately $40.38 per share. The 2011 Notes and the 2013 Notes are convertible, at the option of the holder, prior to June 30, 2011 in the case of the 2011 Notes, and prior to June 30, 2013 in the case of the 2013 Notes, upon the occurrence of specified events, including, but not limited to a change in control, or if the closing sale price of the Company’s common stock for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 120% of the applicable conversion price in effect for the notes on the last trading day of the immediately preceding quarter. In the event that all or substantially all of the Company’s common stock is acquired on or prior to the maturity of the 2011 Notes or the 2013 Notes, in a transaction in which the consideration paid to holders of the Company’s common stock consists of all or substantially all cash, the Company would be required to make additional payments in the form of additional shares of common stock to the holders of the 2011 Notes and the 2013 Notes, collectively, in aggregate value ranging from $0 to approximately $57.5 million depending upon the date of the transaction and the then current stock price of the Company.  No additional payments are due at stock prices in excess of $100 per share.  As of June 30, 2011, with respect to the 2011 Notes, and as of June 30, 2013, with respect to the 2013 Notes, holders shall have the right to convert all or any portion of such security. Neither the 2011 Notes nor the 2013 Notes may be redeemed by the Company prior to maturity. The holders may require the Company to repurchase the 2011 Notes and the 2013 Notes for cash in certain circumstances. Interest on the 2011 Notes and the 2013 Notes is payable on March 30 and September 30 of each year.

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

The $100 million aggregate principal amount of Convertible Senior Notes due January 15, 2025, with an interest rate of 2.25% (the “2.25% Notes”) are convertible, subject to certain conditions, into the Company’s common stock at a conversion price of approximately $37.95 per share. The 2.25% Notes will be convertible if, on or prior to January 15, 2020, the closing sale price of our common stock for at least 20 consecutive trading days in the period of 30 consecutive trading days ending on the first day of a conversion period is more than 120% of the then current conversion price of the 2.25% Notes. The 2.25% Notes are also convertible in certain other circumstances, such as a change in control of the Company. In the event that all or substantially all of the Company’s common stock is acquired on or prior to January 15, 2010, in a transaction in which the consideration paid to holders of the Company’s common stock consists of all or substantially all cash, the Company would be required to make additional payments in the form of common shares to the holders of the 2.25% Notes of amounts ranging from $0 to $13.4 million depending upon the date of the transaction and the then current stock price of the Company. Based on the stock price at March 31, 2008, the Company would be required to make $0.1 million in additional payments.  In addition, the 2.25% Notes will be redeemable at the Company’s option beginning January 20, 2010, and the holders may require the Company to repurchase the 2.25% Notes on January 15, 2010,

2015 or 2020, or in certain other circumstances. Interest on the 2.25% Notes is payable on January 15 and July 15 of each year.

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

Under these programs, repurchases of 26,612 and 27,263 shares at aggregate costs of $3.3 million and $1.4 million were made in the three months ended March 31, 2008 and 2007, respectively, to satisfy employee withholding taxes related to stock-based compensation.

The Company may make additional repurchases of shares under its stock repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors. Whether and when to initiate and/or complete any purchase of common stock and the amount of common stock purchased will be determined in the Company’s complete discretion. As of March 31, 2008, there were approximately 6.7 million shares of the Company’s common stock held in treasury.

11.          REDEEMABLE PREFERRED STOCK

In the three months ended March 31, 2007, Delta Airlines, Inc. exercised warrants to purchase 756,199 shares of the Company’s common stock by surrendering 13,470 shares of Series B Preferred Stock, representing all of the remaining outstanding shares of Series B Preferred Stock, and the Company issued a final pro-rated dividend to Delta Airlines, Inc. in the amount of 34,874 shares of common stock, resulting in a non-cash dividend charge of $1.6 million.  The exercise of the warrant was a non-cash transaction.

12.          TAXES

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

The Company recognizes income tax expense related to income generated outside of the United States based upon the applicable tax rates of the foreign countries in which the income is generated.  During the three months ended March 31, 2008 and 2007, the substantial majority of the Company’s foreign-sourced income has been generated in the United Kingdom and the Netherlands. Income tax (expense) benefit for the three months ended March 31, 2008 and 2007 differs from the expected tax (expense) benefit at the U.S. statutory rate of 35% primarily due to lower foreign tax rates and the foreign tax benefit of interest expense on intercompany debt, partially offset by state income taxes.

The Company has significant deferred tax assets, resulting principally from domestic net operating loss carryforwards (“NOLs”).  As required by SFAS No. 109, “Accounting for Income Taxes,” the Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of these deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future income, the carryforward periods available for tax reporting purposes, and other relevant factors.  The deferred tax asset at March 31, 2008 and December 31, 2007 amounted to $227.8 million and $232.6 million, respectively.  The current portion at March 31, 2008 and December 31, 2007 amounting to $15 million and $14 million, respectively, is recorded in prepaid expenses and other current assets in the Unaudited Consolidated Balance Sheet.  It is more likely than not that the remaining deferred tax assets will not be realized and, accordingly, a valuation allowance remains against those assets.  The valuation allowance may need to be adjusted in the future if facts and circumstances change, causing a reassessment of the amount of deferred tax assets more likely than not to be realized.

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

The Company has recorded a deferred tax liability in the amount of $46.6 million and $46.5 million at March 31, 2008 and December 31, 2007, respectively, primarily related to the assignment of estimated fair value to certain purchased identifiable intangible assets associated with the acquisitions of Booking.com Limited, Booking.com B.V. and Agoda Company, Ltd.

13.          MINORITY INTERESTS

In connection with the Company’s acquisitions of Booking.com B.V. in July 2005 and Booking.com Limited in September 2004 and the reorganization of its European operations, key managers of Booking.com B.V. and Booking.com Limited purchased shares of priceline.com International.  In addition, these key managers were granted restricted stock and restricted stock units in priceline.com International shares that vest over time.  As of March 31, 2008, the total aggregate minority interest in priceline.com International on a fully diluted basis was approximately 3.3%.

The holders of the minority interest in priceline.com International have the right to put their shares to the Company and the Company has the right to call their shares at a purchase price reflecting the fair market value of the shares at the time of the exercise of the put or call right.  Subject to certain exceptions, (a) certain of the shares were subject to the put and call options in March 2008 and (b) certain of the shares are subject to the put and call options in August 2008.  In April 2008, in connection with the March 2008 put and call options, the Company repurchased 62,020 shares underlying minority interest with a carrying value of $3.7 million for an aggregate purchase price of approximately $30.5 million based upon fair value.  As a result of the April 2008 purchase, the minority interest in priceline.com International was reduced on a fully diluted basis to 2.6%.  The purchases have been accounted for as step acquisitions and accordingly, the excess of the purchase price over the carrying value is recorded as an increase of intangible assets, deferred taxes and goodwill.

All purchased securities and vested granted securities described above can be put by the holders of the securities or called by the Company shortly after the consummation of a “change in control” of the Company.  The aggregate fair value of the remaining minority interest in priceline.com International is estimated to be approximately $154 million at March 31, 2008.

14.          COMMITMENTS AND CONTINGENCIES

Litigation Related to Hotel Occupancy and Other Taxes

Statewide Putative Class Actions

A number of cities and counties have filed putative class actions on behalf of themselves and other allegedly similarly situated cities and counties within the same respective state against the Company and other defendants, including, but not in all cases, Lowestfare.com LLC and Travelweb LLC, both of which are subsidiaries of the Company, and Hotels.com, L.P.; Hotels.com GP, LLC; Hotwire, Inc.; Cheaptickets, Inc.; Travelport, Inc. (f/k/a Cendant Travel Distribution Services Group, Inc.); Expedia, Inc.; Internetwork Publishing Corp. (d/b/a Lodging.com); Maupintour Holding LLC; Orbitz, Inc.; Orbitz, LLC; Site59.com, LLC; Travelocity.com, Inc.; Travelocity.com LP; and Travelnow.com, Inc.  Each complaint alleges, among other things, that the defendants violated each jurisdiction’s respective hotel occupancy tax ordinance with respect to the charges and remittance of amounts to cover taxes under each ordinance.  Each complaint typically seeks compensatory damages, disgorgement, penalties available by law, attorneys’ fees and other relief.  Such actions include:

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

•                  County of Nassau, New York v. Hotels.com, LP, et al.

•                  City of Fayetteville v. Hotels.com, L.P., et al.

•                  City of Jefferson, Missouri v. Hotels.com, LP, et al.

•                  City of Gallup, New Mexico v. Hotels.com, L.P., et al.

A discussion of each of the legal proceedings listed above can be found in the section titled “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2007.

The following developments regarding such legal proceedings occurred during or after the quarter ended March 31, 2008:

Louisville/Jefferson County Metro Government v. Hotels.com, L.P., et al.:  On February 20, 2008, the Lexington-Fayette Urban County Government (“Lexington”) filed a motion to intervene in this action as an additional plaintiff, which the defendants did not oppose.  On March 20, 2008, Lexington’s motion was granted, and its intervening complaint was filed on April 16, 2008.  Lexington’s intervening complaint makes substantially the same claims asserted by the Louisville/Jefferson County Metro Government, except it does not seek to represent a class.  The defendants are scheduled to answer or otherwise respond to Lexington’s complaint on or before May 16, 2008.  On March 21, 2008, the Louisville/Jefferson County Metro Government filed an unopposed motion to amend its complaint to withdraw its allegations relating to the proposed certification of a class of Kentucky cities, counties and townships that have enacted transient room taxes, and to make certain other changes to the alleged facts.  That motion is pending.

The Company intends to defend vigorously against the claims in all of the proceedings described above.

Actions Filed on Behalf of Individual Cities

Several cities, counties, municipalities and other political subdivisions across the country have filed actions relating to the collection of hotel occupancy taxes against the Company and other defendants, including, but not in all cases, Lowestfare.com LLC and Travelweb LLC, both of which are subsidiaries of the Company, and Hotels.com, L.P.; Hotels.com GP, LLC; Hotwire, Inc.; Cheaptickets, Inc.; Cendant Travel Distribution Services Group, Inc.; Expedia, Inc.; Internetwork Publishing Corp. (d/b/a Lodging.com); Maupintour Holding LLC; Orbitz, Inc.; Orbitz, LLC; Site59.com, LLC; Travelocity.com, Inc.; Travelocity.com LP; and Travelnow.com, Inc.  In each, the complaint alleges, among other things, that each of these defendants violated each jurisdiction’s respective hotel occupancy tax ordinance with respect to the charges and remittance of amounts to cover taxes under each ordinance.  Each complaint typically seeks compensatory damages, disgorgement, penalties available by law, attorneys’ fees and other relief.  Such actions include:

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

•                  Wake County v. Hotels.com, LP, et al.

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

•                  City of Myrtle Beach, South Carolina v. Hotels.com, LP, et al.

•                  City of Houston, Texas v. Hotels.com, LP, et al.

•                  City of Oakland, California v. Hotels.com, L.P., et al.

•                  City of Madison v. Expedia, Inc., et al.

•                  Mecklenburg County v. Hotels.com, LP, et al.

A discussion of each of the legal proceedings listed above can be found in the section titled “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2007.

The following developments regarding such legal proceedings occurred during or after the quarter ended March 31, 2008:

City of Fairview Heights v. Orbitz, Inc., et al.:  On March 31, 2008, the court denied the motion for class certification filed by the City of Fairview Heights.  Thus, the City of Fairview Heights will now proceed as the sole plaintiff.  The parties are presently conducting discovery.

City of Findlay v. Hotels.com, L.P., et al. and City of Columbus, et al. v. Hotels.com, L.P., et al.:  On November 6, 2007, the City of Columbus case was consolidated with the City of Findlay case for pre-trial purposes.  On February 19, 2008, the cities of Columbus, Dayton and Findlay moved to amend their respective complaints to drop all class action allegations and to add nine additional Ohio cities and townships as plaintiffs.  That motion was granted on February 28, 2008, and the plaintiffs’ first amended consolidated complaint was filed that day.  Thus, the plaintiffs will now proceed solely on their own behalf, and not on behalf of a putative class of Ohio cities, counties and townships that have enacted occupancy or excise taxes on lodging.  On March 26, 2008, the defendants moved to dismiss the first amended consolidated complaint.  That motion is pending.

City of North Myrtle Beach, South Carolina v. Hotels.com, LP, et al.:  On January 29, 2008, the City of North Myrtle Beach moved to amend its complaint to assert claims arising under the South Carolina Unfair Trade Practices Act.  That motion is pending.  The parties are currently conducting discovery.

Horry County, et al. v. Hotels.com, LP, et al.:  On March 18, 2008, the court denied the defendants’ motion to dismiss.  The parties are presently conducting discovery.

City of Myrtle Beach, South Carolina v. Hotels.com, LP, et al.:  On March 18, 2008, the court denied the defendants’ motion to dismiss.  The parties are presently conducting discovery.

City of Houston, Texas v. Hotels.com, LP., et al.:  On January 22, 2008, the plaintiffs filed a second amended petition.  On February 4, 2008, the Company and the defendants filed renewed special exceptions to the petition and moved to dismiss the action.  On March 13, 2008, the court granted the defendants’ special exceptions and dismissed the action.  On April 14, 2008, the plaintiffs filed a motion for a new trial, and a hearing on that motion is presently scheduled for May 9, 2008.

Mecklenburg County v. Hotels.com LP, et al.:  On March 26, 2008, the Company and the other defendants moved to dismiss the complaint.  That motion is pending.

We have also been informed by counsel to the plaintiffs in certain of the aforementioned actions that various, undisclosed municipalities or taxing jurisdictions may file additional cases against the Company, Lowestfare.com LLC and Travelweb LLC in the future.  Some municipalities or taxing jurisdictions have sent the Company and/or its subsidiaries tax notices or demands, including Brunswick County and Stanly County, North Carolina; Jefferson County, Arkansas; City of North Little Rock, Arkansas; and the Pine Bluff Advertising and Promotion Commission.

The Company intends to defend vigorously against the claims in all of the proceedings described above.

Consumer Class Actions

Two purported class actions brought by consumers against the Company are pending.

•                  Marshall, et al. v. priceline.com, Inc.

•                  Bush, et al. v. Cheaptickets, Inc., et al.

A discussion of each of the legal proceedings listed above can be found in the section titled “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2007.

The following developments regarding such legal proceedings occurred during or after the quarter ended March 31, 2008:

Marshall, et al. v. priceline.com, Inc.:  On February 1, 2008, two of the four plaintiffs voluntarily dismissed their claims against the Company.  On February 29, 2008, the remaining plaintiffs moved for leave to amend their complaint to assert additional claims for breach of contract and the implied duty of good faith and fair dealing alleging that the Company included a hidden fee within its room rate charge.  The Company opposed the plaintiffs’ motion for leave to amend, which is presently scheduled for hearing on May 7, 2008.

The Company intends to defend vigorously against the claims in all of the proceedings described above.

Other Possible Actions

At various times the Company has also received inquiries or proposed tax assessments from municipalities and other taxing jurisdictions relating to its charges and remittance of amounts to cover state and local hotel occupancy and other related taxes.  The City of New Orleans, Louisiana; the City of Philadelphia, Pennsylvania; Miami-Dade County, Florida; Broward County, Florida; the City of Anaheim, California; and state tax officials from Wisconsin, Pennsylvania, and Indiana, among others, have begun formal or informal administrative procedures or stated that they may assert claims against the Company relating to allegedly unpaid state or local hotel occupancy or related taxes.  The Company is unable at this time to predict whether any such proceedings or assertions will result in litigation.

The Company intends to defend vigorously against the claims in all of the proceedings described above.

Litigation Related to Securities Matters

On March 16, March 26, April 27, and June 5, 2001, respectively, four putative class action complaints were filed in the U.S. District Court for the Southern District of New York naming priceline.com, Inc., Richard S. Braddock, Jay Walker, Paul Francis, Morgan Stanley Dean Witter & Co., Merrill Lynch, Pierce, Fenner & Smith, Inc., BancBoston Robertson Stephens, Inc. and Salomon Smith Barney, Inc. as defendants (01 Civ. 2261, 01 Civ. 2576, 01 Civ. 3590 and 01 Civ. 4956).  Shives et al. v. Bank of America Securities LLC et al., 01 Civ. 4956, also names other defendants and states claims unrelated to the Company.  The complaints allege, among other things, that priceline.com and the individual defendants violated the federal securities laws by issuing and selling priceline.com common stock in priceline.com’s March 1999 initial public offering without disclosing to investors that some of the underwriters in the offering, including the lead underwriters, had allegedly solicited and received excessive and undisclosed commissions from certain investors.  By Orders of Judge Mukasey and Judge Scheindlin dated August 8, 2001, these cases were consolidated for pre-trial purposes with hundreds of other cases, which contain allegations concerning the allocation of shares in the initial public offerings of companies other than priceline.com, Inc.  By Order of Judge Scheindlin dated August 14, 2001, the following cases were consolidated for all purposes:  01 Civ. 2261; 01 Civ. 2576; and 01 Civ. 3590.  On April 19, 2002, plaintiffs filed a Consolidated Amended Class Action Complaint in these cases.  This Consolidated Amended Class Action Complaint makes similar allegations to those described above but with respect to both the Company’s March 1999 initial public offering and the Company’s August 1999 second public offering of common stock.  The named defendants are priceline.com, Inc., Richard S. Braddock, Jay S. Walker, Paul E. Francis, Nancy B. Peretsman, Timothy G. Brier, Morgan Stanley Dean Witter & Co., Goldman Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith, Inc., Robertson

Stephens, Inc. (as successor-in-interest to BancBoston), Credit Suisse First Boston Corp. (as successor-in-interest to Donaldson Lufkin & Jenrette Securities Corp.), Allen & Co., Inc. and Salomon Smith Barney, Inc.  Priceline.com, Richard Braddock, Jay Walker, Paul Francis, Nancy Peretsman, and Timothy Brier, together with other issuer defendants in the consolidated litigation, filed a joint motion to dismiss on July 15, 2002.  On November 18, 2002, the cases against the individual defendants were dismissed without prejudice and without costs.  In addition, counsel for plaintiffs and the individual defendants executed Reservation of Rights and Tolling Agreements, which toll the statutes of limitations on plaintiffs’ claims against those individuals.  On February 19, 2003, Judge Scheindlin issued an Opinion and Order granting in part and denying in part the issuer’s motion.  None of the claims against the Company were dismissed.  On June 26, 2003, counsel for the plaintiff class announced that they and counsel for the issuers had agreed to the form of a Memorandum of Understanding (the “Memorandum”) to settle claims against the issuers.  The terms of that Memorandum provide that class members will be guaranteed $1 billion in recoveries by the insurers of the issuers and that settling issuer defendants will assign to the class members certain claims that they may have against the underwriters.  Issuers also agree to limit their abilities to bring certain claims against the underwriters.  If recoveries in excess of $1 billion are obtained by the class from any non-settling defendants, the settling defendants’ monetary obligations to the class plaintiffs will be satisfied; any amount recovered from the underwriters that is less than $1 billion will be paid by the insurers on behalf of the issuers.  The Memorandum, which is subject to the approval of each issuer, was approved by a special committee of the priceline.com Board of Directors on Thursday, July 3, 2003.  Thereafter, counsel for the plaintiff class and counsel for the issuers agreed to the form of a Stipulation and Agreement of Settlement with Defendant Issuers and Individuals (“Settlement Agreement”).  The Settlement Agreement implements the Memorandum and contains the same material provisions.  On June 11, 2004, a special committee of the priceline.com Board of Directors authorized the Company’s counsel to execute the Settlement Agreement on behalf of the Company.  The Settlement Agreement was submitted to the Court for approval.  Subsequently, the Second Circuit reversed the District Court’s granting of class certification in certain of the related class actions.  As a result, the parties entered into a stipulation and order dated June 25, 2007 which terminated the Settlement Agreement.  The Company intends to vigorously defend against the claims in all of these proceedings.

 On May 3, 2007, the Company entered into a Stipulation and Agreement of Settlement (“Settlement Agreement”) to settle a class action lawsuit brought after its announcement that third quarter 2000 revenues would not meet expectations.  Under the terms of the Settlement Agreement, the class received $80 million in return for a release, with prejudice, of all claims against the Company and the individual defendants (the “Settling Defendants”) that are related to the purchase of the Company’s securities by class members during the class period.  The Company’s insurance carriers funded $30 million of the settlement.  As a result, the Company recorded a first quarter 2007 net charge of approximately $54.9 million representing its share of the cost to settle the litigation and cover related expenses.

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

Contingent Purchase Price

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

The contingent consideration related to these acquisitions, if any, will be recorded as additional purchase price when the contingency is resolved.

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

Overview

General.  We are a leading online travel company that offers our customers a broad range of travel services, including hotel rooms, car rentals, airline tickets, vacation packages, cruises and destination services.  In the United States, we offer our customers a unique choice: the ability to purchase travel services in a traditional, price-disclosed manner or the opportunity to use our unique Name Your Own Price® service, which allows our customers to make offers for travel services at discounted prices.  Internationally, we offer our customers hotel room reservations in 60 countries and 22 languages.

We launched our business in the United States in 1998 under the priceline.com brand and have since expanded our operations to include, among others, the brands Booking.com and Active Hotels in Europe and Agoda in Asia.  Our goal is to be the leading worldwide online hotel reservation service.  At present, we derive substantially all of our revenues from the following sources:

•                              Transaction revenues from our Name Your Own Price® hotel room, rental car services and airline ticket, as well as our vacation packages service;

•                              Commissions earned from the sale of price-disclosed hotel rooms, rental cars, cruises and other travel services;

•                              Customer processing fees charged in connection with the sale of both Name Your Own Price® and price-disclosed hotel rooms and Name Your Own Price® airline tickets and rental cars services.  Priceline eliminated processing fees for its price-disclosed airline ticket service in June 2007;

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

Over the last several years, our business has transitioned from one driven primarily by domestic results to one driven primarily by international results.  Prior to 2004, substantially all of our revenues were generated within the United States.  In September 2004, we acquired Booking.com Limited, a U.K.-based online hotel service, in July 2005, we acquired Booking.com B.V., a Netherlands-based online hotel service, and in November 2007, we acquired Agoda Company, Ltd. (“Agoda”) and AGIP LLC (“AGIP,” and together with Agoda, the “Agoda Companies”), an online hotel service with operations in Singapore and Thailand.  During the three months ended March 31, 2008, our international business – the significant majority of which is currently generated by our European operations – represented approximately 59.0% of our gross bookings, and contributed more than half of our consolidated operating income during that period.  We expect that throughout 2008 and beyond, our international business will represent a growing percentage of our total gross bookings and operating income.

While the sale of leisure airline tickets, rental cars and vacation packages remain important parts of our business, revenue earned in connection with the reservation of hotel room nights has come to represent a substantial majority of our gross profit.  Internationally and domestically, the hotel market has been characterized in recent years by robust demand and limited supply, leading to increased occupancy rates, and in turn, increased average daily rates (“ADRs”).  Recently, however, we have seen a general decrease in occupancy rates and a slowing in the growth of ADRs.  While lower occupancy rates have historically resulted in hotel suppliers increasing their distribution of merchant hotel rooms through third-party intermediaries such as us, our remuneration for agency and merchant hotel transactions changes proportionately with room price, and therefore, lower ADRs generally have a negative effect on our hotel business and a negative effect on our gross profit.

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

Another impact of the growing importance that our international operations represent to our business is our increased exposure to foreign currency exchange risk.  Because we are conducting a significant and growing portion of our business outside the United States and are reporting our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates as the financial results of our international operations are translated from local currency into U.S. dollars upon consolidation.  Our international operations contributed approximately $104.2 million to our revenues for the three months ended March 31, 2008, which compares to approximately $47.9 million for the same period in 2007.  Approximately $8.8 million of this increase is due to fluctuations in currency exchange rates, compared to $2.2 million for the three months ended March 31, 2007.  If the U.S. dollar weakens against the local currency, the translation of these foreign-currency-denominated balances will result in increased net assets, net revenues, operating expenses, and net income.  Similarly, our net assets, net revenues, operating expenses, and net income will decrease if the U.S. dollar strengthens against local currency.

Domestic Trends.  While the online market for travel services continues to experience annualized growth, we believe that the domestic market share of third-party distributors, like priceline.com, has declined over the recent past and that the growth of the domestic online market for travel services has slowed.  We believe the decline in market share is attributable, in part, to a concerted initiative by travel suppliers to direct customers to their own websites in an effort to reduce distribution expenses and establish more direct control over their pricing.  In addition, airlines and hotel chains have generally experienced year-over-year increases in load factors (a common metric that measures airplane customer usage) and occupancy rates (a common metric that measures hotel customer usage), respectively, which leaves them with less excess supply to provide third party intermediaries like priceline.com.  Recent decreases in domestic airline capacity and the emerging prospect of industry consolidation, as evidenced by the recent merger agreement between Delta Air Lines and Northwest Airlines, could further reduce the amount of airline tickets available to us.  Notwithstanding these trends, we continue to believe that the market for domestic online travel services is an attractive market with continued opportunity for growth.

Recently, significant attention has been given to the state of the United States economy and concern has been expressed regarding certain recessionary trends.  Recently reported April 2008 airline industry data showed reductions in domestic traffic, and hotels have reported decreases in occupancy rates and revenue per available room night.   We do not believe that our first quarter 2008 financial results were impacted by a slowdown in the United States economy, and we believe that our brands and services are attractive to consumers and suppliers in times of economic stress.  There can be no assurance, however, that our business would not be adversely affected if current economic conditions continue or worsen.

We also rely on fees paid to us by global distribution systems, or GDSs, for travel bookings made through GDSs for a portion of our gross profit and operating income.  Connectivity to a GDS does not guarantee us access to the content of a travel supplier such as an airline or hotel company.  We have agreements with a number of suppliers to obtain access to content, and are in continuing discussions with others to obtain similar access.  If we were denied access to a suppliers’ full content or had to incur service fees in order to access or book such content, our results could suffer.

We believe that our success will depend in large part on our ability to maintain profitability, primarily from our hotel business, to continue to promote the priceline.com brand in the United States, the Booking.com brand internationally, the Agoda brand in Asia and, over time, to offer other travel services and further expand into other international markets. Factors beyond our control, such as the outbreak of an epidemic or pandemic disease; natural disasters such as hurricanes, tsunamis or earthquakes; terrorist attacks, hostilities in the Middle East or elsewhere; or the withdrawal from our system of a major hotel supplier or airline, could adversely affect our business and results of operations and impair our ability to effectively implement all or some of the initiatives described above.  We intend to continue to invest in marketing and promotion, technology and personnel within parameters consistent with attempts to improve operating results.  We also intend to broaden the scope of our business, and to that end, we explore strategic alternatives from time to time in the form of, among other things, mergers and acquisitions. In addition, we currently do not have operations in geographic areas such as South America, and therefore may consider strategic alternatives in those areas.  Our goal is to improve volume and sustain gross margins in an effort to maintain profitability. The uncertain environment described above makes the prediction of future results of operations difficult, and accordingly, we cannot provide assurance that we will sustain revenue growth and profitability.

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

Results of Operations

Three Months Ended March 31, 2008 compared to the Three Months Ended March 31, 2007

Operating Metrics

Our financial results are driven by certain operating metrics that encompass the selling activity generated by our travel services.  Specifically, sales of hotel room nights, rental car days and airline tickets capture the volume of units purchased by our customers.  Gross bookings capture the total dollar value inclusive of taxes and fees of all travel services purchased by our customers.  International gross bookings reflect gross bookings generated principally by websites owned by, operated by, or dedicated to providing gross bookings for our international brands and operations, and domestic gross bookings reflect gross bookings generated principally by websites owned by, operated by, or dedicated to providing gross bookings by our domestic operations, in each case without regard to the location of the travel or the customer purchasing the travel.

Gross bookings resulting from hotel room nights, rental car days and airline tickets sold through our domestic and international operations for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended March 31,
	2008	2007	Change

Domestic	$721 million	$479 million	50.6%
International	1,038 million	520 million	99.7%
Total	$1,759million	$998million	76.1%

Gross bookings resulting from hotel room nights, rental car days and airline tickets sold through our agency and merchant models for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended March 31,
	2008	2007	Change

Agency	$1,370 million	$711 million	92.8%
Merchant	389 million	288 million	34.9%
Total	$1,759 million	$998 million	76.1%

Gross bookings increased by 76.1% for the three months ended March 31, 2008, compared to the same period in 2007.  The increase was primarily attributable to 99.7% growth in our international gross bookings, virtually all of which relates to retail hotel room night sales (including the $128 million favorable impact of foreign currency exchange rates).  Domestic gross bookings increased by 50.6%, primarily due to growth in the sale of retail airline tickets due to the elimination of booking fees in June of 2007, Name Your Own Price® hotel room nights and Name Your Own Price® rental car days.

Agency gross bookings increased 92.8% for the three months ended March 31, 2008, compared to the same period in 2007, due to growth in our international hotel operations and in the sale of retail airline tickets due to the elimination of booking fees in June of 2007.  Merchant gross bookings increased 34.9% for the three months ended March 31, 2008, compared to the same period in 2007, due to an increase in the sale of Name Your Own Price® hotel room nights, the inclusion of room nights sold by Agoda, which was acquired in November 2007, Name Your Own Price® rental car days and merchant price-disclosed hotel room nights.

Three Months Ended	Hotel Room Nights	Rental Car Days	Airline Tickets

March 31, 2008	9.4 million	2.6 million	1.2 million

March 31, 2007	6.0 million	2.0 million	0.6 million

Hotel room nights sold increased by 57.4% for the three months ended March 31, 2008, over the same period in 2007, primarily due to an increase in the sale of agency room nights in connection with our international operations, an increase in the sale of Name Your Own Price® hotel room nights in the United States and the inclusion of room nights sold by Agoda, which was acquired in November 2007.

Rental car days sold increased by 30.4% for the three months ended March 31, 2008, over the same period in 2007, due to increases in sales of both our Name Your Own Price® and price-disclosed rental car services.

Airline tickets sold increased by 83.0% for the three months ended March 31, 2008, over the same period in 2007.  The increase in the number of airline tickets sold in the three months ended March 31, 2008, compared to the same period in 2007, was primarily attributable to an increase in the sale of price-disclosed airline tickets due to our elimination of booking fees in June 2007 and increased marketing support.

Revenues

We classify our revenue into three categories:

•                  Merchant revenues are derived from transactions where we are the merchant of record and are responsible for, among other things, collecting receipts from our customers, selecting suppliers and remitting payments to our suppliers.  Merchant revenues include (1) transaction revenues representing the selling price of Name Your Own Price® hotel rooms, rental cars and airline tickets and price-disclosed vacation packages; (2) transaction revenues representing the amount charged to a customer, less the amount charged by suppliers in connection with the hotel rooms provided through our merchant price-disclosed hotel service; (3) customer processing fees charged in connection with the sale of Name Your Own Price® airline tickets, hotel rooms and rental cars and merchant price-disclosed hotels; and (4) ancillary fees, including GDS reservation booking fees related to certain of the aforementioned transactions.

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

We continue to experience a shift in the mix of our travel business from a business historically focused exclusively on the sale of domestic point-of-sale travel services to a business that includes significant sales of international point-of-sale hotel services, a significant majority of which are currently generated in Europe.  Because our domestic services include merchant Name Your Own Price® travel services, which are reported on a “gross” basis, while both our domestic and international retail travel services are primarily recorded on a “net” basis, revenue increases and decreases are impacted by changes in the mix of the sale of merchant and retail travel services and, consequently, gross profit has become an increasingly important measure of evaluating growth in our business.  Our international operations contributed approximately $104.2 million to our revenues for the three months ended March 31, 2008, which compares to $47.9 million for the same period in 2007.  Approximately $8.8 million of this increase is due to fluctuations in currency exchange rates, compared to $2.2 million for the three months ended March 31, 2007.

	Three Months Ended March 31,		Change
	($000)
	2008	2007

Merchant Revenues	$289,159	$246,011	17.5%
Agency Revenues	109,932	54,511	101.7%
Other Revenues	4,089	867	371.6%
Total Revenues	$403,180	$301,389	33.8%

Merchant Revenues

Merchant revenues for the three months ended March 31, 2008 increased 17.5% compared to the same period in 2007, primarily due to an increase in the sale of Name Your Own Price® hotel room nights and Name Your Own Price® rental car days, merchant price-disclosed airline tickets and the inclusion of room nights sold by Agoda, which was acquired in November 2007.  The increase was partially offset by the impact of excise tax refunds of $15.9 million recorded in merchant revenues in the three months ended March 31, 2007, as more fully discussed in Note 14 to our Unaudited Consolidated Financial Statements.

Agency Revenues

Agency revenues for the three months ended March 31, 2008 increased 101.7% compared to the same period in 2007, primarily as a result of growth in our international operations, which contributed $99.1 million of agency revenue for the three months ended March 31, 2008, and $47.0 million of agency revenue for the same period in 2007. Approximately $8.8 million of this increase is due to fluctuations in currency exchange rates.

Other Revenues

Other revenues during the three months ended March 31, 2008 consisted primarily of advertising revenues.  Other revenues for the three months ended March 31, 2008 increased 371.6%, compared to the same period in 2007, primarily as a result of higher online advertising revenues due to new advertising partner relationships initiated in 2007.

Cost of Revenues and Gross Profit

	Three Months Ended March 31,		Change
	($000)
	2008	2007

Cost of Merchant Revenues	$222,077	$181,672	22.2%
% of Merchant Revenues	76.8%	73.8%
Cost of Agency Revenues	—	—	—
% of Agency Revenues	0.0%	0.0%	0.0%
Cost of Other Revenues	—	—	—
% of Other Revenues	0.0%	0.0%	0.0%
Total Cost of Revenues	$222,077	$181,672	22.2%
% of Revenues	55.1%	60.3%

Cost of Revenues

During the three months ended March 31, 2008, cost of revenues entirely reflect merchant Name Your Own Price® transactions, whose revenues are recorded “gross” with a corresponding cost of revenue while retail transactions are recorded “net” with no corresponding cost of revenues.

Cost of Merchant Revenues

For the three months ended March 31, 2008, cost of merchant revenues consisted primarily of: (1) the cost of opaque hotel rooms from our suppliers, net of applicable taxes, (2) the cost of opaque airline tickets from our suppliers, net of the federal air transportation tax, segment fees and passenger facility charges imposed in connection with the sale of airline tickets; and (3) the cost of opaque rental cars from our suppliers, net of applicable taxes.  Cost of merchant revenues for the three months ended March 31, 2008 increased 22.2%, compared to the same period in 2007, due primarily to the increase in merchant revenue discussed above.  Merchant price-disclosed hotel revenues are recorded at their net amounts, which are amounts received less amounts paid to suppliers and therefore, there are no associated costs of merchant price-disclosed hotel revenues.

Cost of Agency Revenues

Agency revenues are recorded at their net amount, which are amounts received less amounts paid to suppliers, if any, and therefore, there are no costs of agency revenues.

Cost of Other Revenues

For the three months ended March 31, 2008 and 2007, there were no costs of other revenues.

Gross Profit

Total gross profit for the three months ended March 31, 2008 increased by 51.3% compared to the same period in 2007, primarily as a result of increased revenue.  Total gross margin (gross profit expressed as a percentage of total revenue) increased during the three months ended March 31, 2008, compared to the same period in 2007, because Name Your Own Price® transactions, whose revenues are recorded “gross” with a corresponding cost of revenue, represented a smaller percentage of transactions compared to retail, price-disclosed transactions which are primarily recorded “net” with no corresponding cost of revenues.  In the three months ended March 31, 2007, gross profit and gross margin were positively impacted by the $15.9 million excise tax refund recorded in merchant revenue (see Note 14 to our Unaudited Consolidated Financial Statements).  Because Name Your Own Price® transactions are reported “gross” and retail transactions are primarily recorded on a “net” basis, we believe that gross profit has become an increasingly important measure of evaluating growth in our business.

	Three Months Ended March 31,		Change
	($000)
	2008	2007

Merchant Gross Profit	$67,082	$64,339	4.3%
Merchant Gross Margin	23.2%	26.2%
Agency Gross Profit	109,932	54,511	101.7%
Agency Gross Margin	100.0%	100.0%
Other Gross Profit	4,089	867	371.6%
Other Gross Margin	100.0%	100.0%
Total Gross Profit	$181,103	$119,717	51.3%
Total Gross Margin	44.9%	39.7%

Merchant Gross Profit

Merchant gross profit consists of merchant revenues less the cost of merchant revenues. For the three months ended March 31, 2008, merchant gross profit increased from the same period in 2007, primarily due to an increase in merchant revenue.  Merchant gross margin decreased for the three months ended March 31, 2008 compared to the same period in 2007 because merchant gross margin for the three months ended March 31, 2007 was positively affected by the excise tax refund of $15.9 million included in merchant revenue and merchant gross profit (see Note 14 to our Unaudited Consolidated Financial Statements).  Excluding the excise tax refund, merchant gross margin increased, primarily because Name Your Own Price® transactions, whose revenues are recorded “gross” with a corresponding cost of revenue, represented a smaller percentage of transactions in the three months ended March 31, 2008, when compared to merchant price-disclosed hotel transactions, which are recorded “net” with no corresponding cost of revenues.

Agency Gross Profit

Agency gross profit consists of agency revenues, which are recorded net of agency costs, if any.  For the three months ended March 31, 2008, agency gross profit increased over the same period in 2007, primarily as a result of growth in bookings for retail agency hotel room nights for our international operations.

Other Gross Profit

During the three months ended March 31, 2008, other gross profit increased from the same period in 2007 primarily as a result of higher online advertising revenues due to new advertising partner relationships initiated in 2007.

Operating Expenses

Advertising

	Three Months Ended March 31,		Change
	($000)
	2008	2007

Offline Advertising	$12,031	$11,334	6.1%
% of Total Gross Profit	6.6%	9.5%
Online Advertising	$57,800	$31,927	81.0%
% of Total Gross Profit	31.9%	26.7%

Offline advertising expenses consist primarily of: (1) the expenses associated with domestic television, radio and print advertising; and (2) the cost for creative talent, production costs and agency fees for television, radio and print advertising. For the three months ended March 31, 2008, offline advertising expenses were higher than in the same period in 2007 primarily as a result of increased print advertising related to our “Negotiator” advertising campaign, partially offset by a decrease in radio advertising.  Online advertising expenses primarily consist of the costs of (1) search engine keyword purchases; (2) affiliate programs; (3) banner and pop-up advertisements; and (4) e-mail campaigns.  For the three months ended March 31, 2008, online advertising expenses increased over the same period in 2007, primarily due to an increase in online advertising expenses to support significantly increased retail agency hotel room nights booked by our international operations, which rely primarily on online advertising, in particular keyword purchases and payments to affiliate advertisers, to support their businesses.

Sales and Marketing

	Three Months Ended March 31,		Change
	($000)
	2008	2007

Sales and Marketing	$16,333	$11,410	43.1%
% of Total Gross Profit	9.0%	9.5%

Sales and marketing expenses consist primarily of (1) credit card processing fees associated with merchant transactions; (2) fees paid to third-party service providers that operate our call centers; and (3) provisions for credit card chargebacks.  For the three months ended March 31, 2008, sales and marketing expenses, which are substantially variable in nature, increased over the same period in 2007, primarily due to increased gross booking volumes.

Personnel

	Three Months Ended March 31,		Change
	($000)
	2008	2007

Personnel	$36,883	$21,490	71.6%
% of Total Gross Profit	20.4%	18.0%

Personnel expenses consist of compensation to our personnel, including salaries, bonuses, taxes, employee health benefits and stock-based compensation. For the three months ended March 31, 2008, personnel expenses increased over the same period in 2007, primarily due to increased stock-based compensation expense, personnel expenses associated with head count growth of our international operations and increased employee performance bonus expense.  Stock-based compensation expense was approximately $9.9 million for the three months ended March 31, 2008 and $3.2 million, for the three months ended March 31, 2007.

General and Administrative

	Three Months Ended March 31,		Change
	($000)
	2008	2007

General and Administrative	$11,789	$63,875	(81.5)%
% of Total Gross Profit	6.5%	53.4%

General and administrative expenses consist primarily of: (1) fees for outside professionals, including litigation expenses; (2) occupancy expenses; and (3) personnel related expenses. General and administrative expenses decreased during the three months ended March 31, 2008, over the same period during 2007, due to a $54.9 million expense related to a litigation settlement in 2007, partially offset by additional fees for outside professionals, expenses related to pending litigation and increased travel expenses associated with the growth of our international operations.

Information Technology

	Three Months Ended March 31,		Change
	($000)
	2008	2007

Information Technology	$4,149	$2,911	42.5%
% of Total Gross Profit	2.3%	2.4%

Information technology expenses consist primarily of: (1) outsourced data center costs relating to our domestic and international data centers; (2) system maintenance and software license fees; (3) data communications and other expenses associated with operating our Internet sites; and (4) payments to outside consultants. For the three months ended March 31, 2008, the increase in information technology expenses compared to the same period in 2007 was primarily associated with the growth of our international operations.

Depreciation and Amortization

	Three Months Ended March 31,		Change
	($000)
	2008	2007

Depreciation and Amortization	$10,353	$8,505	21.7%
% of Total Gross Profit	5.7%	7.1%

Depreciation and amortization expenses consist of:  (1) amortization of intangible assets with determinable lives; (2) amortization of internally developed and purchased software, (3) depreciation of computer equipment; and (4) depreciation of leasehold improvements, office equipment and furniture and fixtures.  For the three months ended March 31, 2008, depreciation and amortization expense increased from the same period in 2007, primarily as a result of increased depreciation and amortization related to investment in our international operations.

Other Income (Expense)

	Three Months Ended March 31,		Change
	($000)
	2008	2007

Interest Income	$4,172	$8,203	(49.1)%
Interest Expense	(2,671)	(2,470)	8.1%
Foreign Currency Transactions and Other	(5,084)	(214)	NM
Total	(3,583)	$5,519	NM

For the three months ended March 31, 2008, interest income on cash and marketable securities decreased over the same period in 2007, as lower prevailing interest rates and investments in higher quality, lower yielding securities more than offset higher cash and marketable securities balances.  In addition, interest income for the three months ended March 31, 2007 included approximately $2.8 million of interest received on our excise tax refund.  Interest expense increased for the three months ended March 31, 2008 over the same period in 2007, due primarily to commitment fees related to the $175 million revolving credit facility that we entered into in September 2007.  Foreign currency transactions and other expense increased to $5.1 million in the three months ended March 31, 2008, compared to $0.2 million for the three months ended March 31, 2007, due to foreign exchange losses principally related to foreign exchange derivative contracts.

Taxes

	Three Months Ended March 31,		Change
	($000)
	2008	2007

Income tax (expense) benefit	$(9,518)	$11,593	(182.1)%

We have income tax expense for the three months ended March 31, 2008, because we have pretax income for that period and we have a tax benefit for the three months ended March 31, 2007, because we had a pretax loss for that period.  Income tax (expense) benefit for the three months ended March 31, 2008 and 2007 differs from the expected tax provision at the U.S. statutory tax rate of 35% principally due to lower foreign tax rates and the foreign tax benefit of interest expense on intercompany debt, partially offset by state income taxes.  Due to our significant net operating loss carryforwards, we do not expect to pay significant cash taxes on our U.S. federal taxable income tax for the foreseeable future.  We expect to make cash payments for international income taxes and U.S. alternative minimum tax.

Equity in Income (Loss) of Investees and Minority Interests

	Three Months Ended March 31,		Change
	($000)
	2008	2007

Equity in Income (Loss) of Investees and Minority Interests	$(510)	$(93)	448.4%

Equity in income (loss) of investees and minority interests for the three months ended March 31, 2008 and 2007, represented (1) minority interests associated with the ownership of priceline.com International that is held by former shareholders of Booking.com B.V. and Booking.com Limited, including certain European-based managers of that business; and (2) equity in income (loss) of investees, comprised of our pro rata share of pricelinemortgage.com’s net results.  The change versus the prior year was primarily due to an increase in the minority interest in the earnings of priceline.com International.

Liquidity and Capital Resources

As of March 31, 2008, we had $549.7 million in cash, cash equivalents and short-term investments.  Cash equivalents are primarily comprised of U.S. Treasury money market accounts.  Short-term investments are primarily comprised of U.S. and foreign government securities and highly liquid, investment grade corporate debt instruments.

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

Net cash provided by operating activities for the three months ended March 31, 2008, was $43.4 million, resulting from net income of $18.2 million, non-cash items not affecting cash flows of $26.3 million offset by $1.1 million of negative changes in working capital.  The changes in working capital for the three months ended March 31, 2008, were primarily related to a $23.9 million increase in accounts receivable, prepaid expenses and other current assets, partially offset by a $22.8 million increase in accounts payable, accrued expenses and other current liabilities.  The increase in accounts receivable is primarily due to significant revenue growth and the seasonality of our domestic business.  We do not believe there has been any significant change in credit risk regarding our accounts receivable.  The increase in accounts payable, accrued expenses and other current liabilities is primarily due to increased accounts payable and deferred merchant bookings for our domestic business resulting from growth in merchant bookings as well as seasonality, partly offset by a decrease in accrued expenses resulting from payment of 2007 performance bonuses in the first quarter of 2008.  Non-cash items were primarily associated with stock-based compensation expense and  depreciation and amortization, primarily related to acquisition-related intangible assets.

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

Net cash provided by investing activities was $72.6 million for the three months ended March 31, 2008.  Investing activities were affected by $77.5 million of net redemptions of investments for the three months ended March 31, 2008, partially offset by a $1.5 million increase in restricted cash related to our international operations and equity investments of $0.5 million.  Net cash provided by investing activities was $5.6 million for the three months ended March 31, 2007. We had approximately $8.0 million of investments sales and maturities for the three months ended March 31, 2007.  Cash invested in purchases of property and equipment was $2.9 million and $2.2 million for the three months ended March 31, 2008 and 2007, respectively.

Net cash used in financing activities was approximately $1.4 million for the three months ended March 31, 2008.  The cash used in financing activities during the three months ended March 31, 2008 was primarily related to $3.3 million of treasury stock purchases, partially offset by $1.4 million of proceeds from the exercise of employee stock options and $0.5 million of excess tax benefits from stock-based compensation.  Net cash provided by financing activities was approximately $6.3 million for the three months ended March 31, 2007.  The cash provided by financing activities was primarily related to $7.6 million of proceeds from the exercise of employee stock options, partially offset by $1.4 million of stock repurchases during the three months ended March 31, 2007.

As more fully discussed in Note 13 to the Unaudited Consolidated Financial Statements, the total minority interest in priceline.com International on a fully diluted basis is approximately 3.3% at March 31, 2008.  The remaining outstanding minority interest in priceline.com International is subject to puts and call options that are exercisable in 2008 and its aggregate fair value is estimated to be approximately $154 million at March 31, 2008, including unvested restricted stock and restricted stock units.  In April 2008, in connection with the March 2008 put and call options, we repurchased 62,020 shares underlying minority interest with a carrying value of $3.7 million for an aggregate purchase price of $30.5 million based upon fair value.  We expect the future fair value of the minority interest to grow based upon expected continued strong performance of the international business.

Based upon the closing price of our common stock during the measurement periods provided for by our convertible debt during the three months ended March 31, 2008, the contingent conversion thresholds on each of our convertible senior note issues were exceeded.  As a result, all of our outstanding notes (aggregate principal amount $570 million) are convertible at the option of the holder as of March 31, 2008 and, accordingly, have been classified as a current liability in the Unaudited Consolidated Balance Sheet as of that date.  While many factors contribute to the likelihood that the holders of the notes will elect to convert all or a portion of the notes, as the price of our common stock increases, the likelihood of conversion also increases.  If holders elect to convert, we would be required to settle the principal amount of the notes in cash and the conversion premium in cash or shares of common stock at our option.  We would likely fund the repayment with existing cash and cash equivalents, short-term investments (totaling approximately $549.7 million at March 31, 2008), borrowings under our revolving credit facility, common stock issuances and/or additional borrowings.  In April 2008, the Company received notices of conversion from holders of approximately $41 million aggregate principal value of the 1% Notes.

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

The revolving credit facility provides for the issuance of up to $50 million of letters of credit as well as borrowings on same-day notice, referred to as swingline loans, which are available in U.S. dollars, Euros, Pounds Sterling and any other foreign currency agreed to by the lenders. The Company may request that an additional $100 million be added to the revolving credit facility or to enter into one or more tranches of additional term loans. The proceeds of loans made under the facility could be used for working capital or general corporate purposes. As of March 31, 2008, there were no borrowings outstanding under the facility and the Company has issued approximately $14.7 million of letters of credit under the revolving credit facility.

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

Off-Balance Sheet Arrangements.

As of March 31, 2008, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Expressions of future goals and expectations or similar expressions including, without limitation, “may,” “will,” “should,” “could,” “expects,” “does not currently expect,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “predicts,” “potential,” “targets,” or “continue,” reflecting something other than historical fact are intended to identify forward-looking statements.  The factors described below in the section entitled “Risk Factors” could cause our actual results to differ materially from those described in the forward-looking statements.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  However, readers should carefully review the reports and documents we file from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

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

Throughout 2006, 2007 and the three months ended March 31, 2008, our international operations experienced significant growth in their gross bookings.  This growth rate has contributed significantly to our growth in revenue, gross profit and earnings per share.  We believe that this growth rate has also been a significant driver in the increase in our stock price over the last year.  We expect our international operations to experience a significant decline in their growth rate in future years as the absolute level of their gross bookings grows larger.  Other factors could also cause slowing growth rates in the international business, including changes in foreign currency exchange rates (for example, the strengthening of the U.S. dollar versus the Euro), travel market conditions, changes in hotel pricing or availability (for example, decreases in hotel “ADRs”), the competitiveness of the market and macro economic weakness (for example, the impact of U.S. recessionary trends abroad).  A decline in our international operations’ growth rate could have a negative impact on our future revenue and earnings per share growth rates and, as a consequence, our stock price.

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

Our financial prospects are significantly dependent upon our sale of leisure travel services.  Leisure travel, including the sale of hotel rooms and leisure airline tickets, is dependent on personal discretionary spending levels. As a result, sales of leisure travel services tend to decline during general economic downturns and recessions. In addition, unforeseen events, such as terrorist attacks, political instability, regional hostilities, increases in fuel prices, imposition of taxes or surcharges by regulatory authorities, travel related accidents, travel related health concerns and unusual weather patterns also may adversely affect the leisure travel industry. As a result, our business also is likely to be affected by those events. Further, work stoppages or labor unrest at any of the major airlines could materially adversely affect the airline industry and, as a consequence, have a material adverse effect on our business, results of operations and financial condition.

During the three months ended March 31, 2008, Name Your Own Price® hotel room nights from our five largest hotel suppliers accounted for approximately 36.6% of total Name Your Own Price® hotel room nights sold, and sales of airline tickets from our five largest and two largest airline suppliers accounted for approximately 75.3% and 37.3% of total airline tickets sold, respectively. As a result, we are currently substantially dependent upon the continued participation of these suppliers in our system in order to maintain and continue to grow our total gross profit.

Our arrangements with the hotel and airline suppliers that participate in our system – either Name Your Own Price® or price-disclosed service – generally do not require them to provide any specific quantity of airline tickets or hotel rooms, or to make tickets or rooms available for any particular route, in any geographic area or at any particular price.  During the course of our business, we are in continuous dialogue with our major suppliers about the nature and extent of their participation in our system. The significant reduction on the part of any of our major suppliers of their participation in our system for a sustained period of time or their complete withdrawal could have a material adverse effect on our business, results of operations and financial condition.

With respect to our hotel suppliers, increased demand for hotel rooms may reduce the number of hotel rooms they distribute through our service or increase the negotiated rates at which they are willing to provide availability.  If hotel occupancy rates improve to the point that our hotel suppliers no longer place the same value on our distribution systems, such suppliers may reduce the number of hotel rooms they make available through priceline.com and/or our international operations.  Similarly, while not dependent on certain hotel chains, the growth rates of our international operations are dependent upon increasing levels of well-priced, demand-based supply from their portfolio of hotel partners.

Many hotels use merchant arrangements with companies like ours to dispose of excess hotel rooms at wholesale rates. If hotels experience increased demand for rooms, they might reduce the number of rooms they make available through our merchant price-disclosed hotel service.  Increases in occupancy rates generally cause hotels to reduce the number of hotel rooms they make available through our merchant price-disclosed hotel service.

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

Due to our dependence on the airline industry, we could be severely affected by changes in that industry, and, in many cases, we will have no control over such changes or their timing.  Recently, there has been an emerging prospect of domestic airline industry consolidation, as evidenced by the recent merger agreement between Delta Air Lines and Northwest Airlines.  If one of our major airline suppliers merges or consolidates with, or is acquired by, another company that either does not participate in the priceline.com system or that participates on substantially lower levels, the surviving company may elect not to participate in our system or to participate at lower levels than the previous supplier.  For example, in September 2005, US Airways and America West merged.  US Airways was a meaningful participant in our Name Your Own Price® system, but America West participated on a very limited basis.  The resulting entity participates in our Name Your Own Price® system, but at much lower levels than US Airways’ historical participation.

In addition, in the event that one of our major suppliers voluntarily or involuntarily declares bankruptcy and is subsequently unable to successfully emerge from bankruptcy, and we are unable to replace such supplier, our business would be adversely affected. In April 2008, Aloha Airlines and ATA Airlines each ceased operations and we experienced an increase in credit card chargebacks from customers with tickets on those airlines.  To the extent major U.S. airlines that participate in our system declare bankruptcy or cease operations, they may be unable or unwilling to honor tickets sold for their flights. Our policy in such event is to direct customers seeking a refund or exchange to the airline, and not to provide a remedy ourselves. Because we are the merchant-of-record on sales of Name Your Own Price® airline tickets to our customers, however, we could experience a significant increase in demands for refunds or credit card charge backs from customers, which could materially and adversely affect our operations and financial results. In addition, because Name Your Own Price® customers do not choose the airlines on which they are to fly, the bankruptcy of a major U.S. airline or even the possibility of a major U.S. airline declaring bankruptcy could discourage customers from using our Name Your Own Price® system to book airline tickets.

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

With respect to our rental car suppliers, increased utilization (a common metric that measures rental car customer usage) may reduce the number of car reservations they distribute through our service or increase the negotiated rates at which they are willing to provide car reservations.  Like airline and hotel suppliers, rental car companies are focused on selling rental car reservations through their own sites, which reduces the amount of rental car reservations available to us.  Furthermore, if one of our major rental car suppliers merges or consolidates with, or is acquired by, another company that either does not participate in the priceline.com system or that participates on substantially lower levels, the surviving company may elect not to participate in our system or to participate at lower levels than the previous supplier.  Finally, because rental car days are typically less expensive than airline tickets or hotel room nights, a reduction in retail rental car rates has a disproportionately adverse effect on sales of Name Your Own Price® rental car days since customers may be less likely to accept the trade-offs associated with that service.

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

•                  large online portal and search companies, such as AOL (including AOL Travel), Yahoo! (including Yahoo! Travel) and Google;

•                  traditional travel agencies;

•                  online travel search sites such as Mobissimo.com, FareChase.com, Kayak.com and Kayak.com’s recent acquisition, SideStep.com (each sometimes referred to as “meta-search”) and travel research sites that have search functionality, such as TripAdvisor, Travelzoo and Cheapflights.com; and

•                  operators of travel industry reservation databases such as Galileo, Travelport., Amadeus and Sabre.

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

We potentially face competition from a number of large Internet companies and services that have expertise in developing online commerce and in facilitating Internet traffic, including Amazon.com, AOL, MSN, Google.com and Yahoo!, which compete with us either directly or indirectly through affiliations with other e-commerce or off-line companies.  We also compete with “meta-search” companies, which are companies that leverage their search technology to aggregate travel search results across supplier, travel agent and other websites.  For example, Yahoo! owns FareChase.com, a travel search-engine that searches for fares and hotel rates at travel supplier and third-party websites, and refers traffic to those sites, and AOL is party to a marketing and technology agreement with, and holds a minority interest in, Kayak.com, another leading meta-search company.  Other established search engine companies as well as start-ups are attempting to enter the online travel marketplace in this manner.  If Yahoo!, Google or other portals decide to refer significant traffic to travel search engines, it could result in more competition from supplier websites and higher customer acquisition costs for third-party sites such as ours.  In addition, because we advertise on certain meta-search sites, a loss of business for competitive reasons could result.  Competition from these and other sources could have a material adverse effect on our business, results of operations and financial condition.

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

We utilize Internet search engines, principally through the purchase of travel-related keywords, to generate traffic to our websites.  Our international operations, in particular, rely to a significant extent upon Google to generate business and, to a much lesser extent, other search engines.  Search engines such as Google frequently update and change the logic which determines the placement and display of results of a user’s search, such that the placement of links to our sites, and particularly those of our international operations and their affiliates, can be negatively affected.  In a similar way, a significant amount of our international business is directed to our own websites through participation in pay-per-click advertising campaigns on Internet search engines whose pricing and operating dynamics can experience rapid change commercially, technically and competitively.  If a major search engine, such as Google, changes its algorithms in a manner that negatively affects the search engine ranking of our brands or our third-party distribution partners or changes its pricing, operating or competitive dynamics in a negative manner, our business, results of operations and financial condition would be adversely affected.

We are exposed to fluctuations in currency exchange rates.

As a result of our acquisitions of our international operations, we are conducting a significant and growing portion of our business outside the United States and are reporting our results in U.S. dollars.  As a result, we face exposure to adverse movements in currency exchange rates as the financial results of our international operations are translated from local currency into U.S. dollars upon consolidation.  For example, our international operations contributed approximately $104.2 million to our revenues for the three months ended March 31, 2008, which compares to $47.9 million for the same period in 2007. Approximately $8.8 million of this increase is due to fluctuations in currency exchange rates.  If the U.S. dollar weakens against the local currency, the translation of these foreign-currency-denominated balances will result in increased net assets, net revenues, operating expenses, and net income or loss.  Similarly, our net assets, net revenues, operating expenses, and net income or loss will decrease if the U.S. dollar strengthens against local currency. Additionally, transactions denominated in currencies other than the functional currency may result in gains and losses that may adversely impact our results of operations.

We may be unable to generate sufficient cash to meet future debt, purchase of minority interest and earnout obligations.

As of March 31, 2008, we have $570 million of convertible senior notes outstanding. Based upon the closing price of our common stock during the measurement periods provided for by our convertible debt during the three months ended March 31, 2008, the contingent conversion thresholds for each of the notes were exceeded.  As a result, all of our outstanding notes are convertible at the option of the holder as of March 31, 2008, and, accordingly, have been classified as a current liability in the Unaudited Consolidated Balance Sheet as of that date.  While many factors contribute to the likelihood that the holders of the notes will elect to convert all or a portion of the notes, as the price of our common stock increases, the likelihood of conversion also increases.  If holders elect to convert, we would be required to settle the principal amount of the notes in cash and the conversion premium in cash or shares of common stock.  In April 2008, we received notices of conversion from the holders of approximately $41 million aggregate principal amount of notes.

In connection with our acquisitions of Booking.com B.V. in July 2005 and Booking.com Limited in September 2004 and the reorganization of our international operations, key managers of Booking.com B.V. and Booking.com Limited purchased shares of priceline.com International.  The holders of the remaining minority interest in priceline.com International have the right to put their shares to us in August 2008 at a purchase price reflecting the fair market value of the shares at the time of the exercise of the put right (see Note 13 to our Unaudited Consolidated Financial Statements).  The estimated aggregate fair value of the minority interest in priceline.com International subject to put rights is estimated to be approximately $154 million at March 31, 2008, including unvested restricted stock and restricted stock units.

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

Recent recessionary trends could be indicative of an economic downturn that would adversely affect our business.

Our results of operations could be adversely affected by economic downturns. Leisure travel is dependent in large part on discretionary spending activities that decrease during periods of economic slowdown.  Recently reported April 2008 airline industry data showed reductions in domestic traffic, and hotels have reported decreases in occupancy rates and revenue per available room night.  If recent recessionary trends and currency devaluation observed in the United States lead to an economic downturn, our results of operations and financial condition could suffer.  Moreover, if such problems in the United States economy spread to Europe or other economies, our results of operations and financial condition would be further adversely affected.

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

We incur substantial expense to protect against and remedy security breaches and their consequences. However, we cannot guarantee that our security measures will prevent security breaches. A party (whether internal, external, an affiliate or unrelated third party) that is able to circumvent our security systems could steal customer information or transaction data, proprietary information or cause significant interruptions in our operations. For instance, several major websites, including websites operated by us, have experienced interruptions, which could be significant, as a result of improper direction of excessive traffic to those sites, and computer viruses have substantially disrupted e-mail and other functionality in a number of countries, including the United States. Security breaches also could result in negative publicity, damage our reputation, expose us to risk of loss or litigation and possible liability and subject us to regulatory penalties. Security breaches could also cause customers and potential customers to lose confidence in our security, which would have a negative effect on the value of our brand.  Our insurance policies carry low coverage limits, and would likely not be adequate to reimburse us for losses caused by security breaches.

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

Our performance is largely dependent on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization.  In particular, the contributions of certain key senior management in the U.S. and Europe are critical to the overall management of the company.  In addition, because the value of company equity grants and, in the case of our European senior management, their minority ownership interest, which is subject to repurchase in August of 2008, has increased substantially as our share price has increased, it may become more difficult to retain these senior managers over time as they realize the value of these equity interests.  We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees, the loss of whom could harm our business.

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

We have rapidly and significantly expanded our international operations and anticipate expanding further to pursue growth of our service offerings and customer base. For example, the number of our employees worldwide has grown from less than 700 in the first quarter of 2007, to approximately 1,324 as of March 31, 2008, which growth is almost entirely comprised of hires by our international operations.  Such expansion increases the complexity of our business and places a significant strain on our management, operations, technical performance, financial resources and internal financial control and reporting functions.

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

A substantial amount of our computer hardware for operating our services is currently located at the facilities of SAVVIS in New Jersey, AT&T in New York City, Equinix Europe Ltd. in London, England, Global Switch Amsterdam B.V. and TelecityRedbus in the Netherlands. These systems and operations are vulnerable to damage or interruption from human error, floods, fires, power loss, telecommunication failures and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite any precautions we may take, the occurrence of any disruption of service due to any such misconduct, natural disaster or other unanticipated problems at the SAVVIS facility, the AT&T facility, the Equinix Europe Ltd. facility or the TelecityRedbus and Global Switch Amsterdam B.V. facility could result in lengthy interruptions in our services. In addition, the failure by SAVVIS, Verizon, AT&T, Equinix Europe Ltd., Colt Telecom Group Limited, Verizon Business B.V., or TrueServer B.V. to provide our required data communications capacity could result in interruptions in our service. Any system failure that causes an interruption in service or decreases the responsiveness of our services could impair our reputation, damage our brand name and have a material adverse effect on our business, results of operations and financial condition.

We do not have a completely formalized disaster recovery plan in every geographic region in which we conduct business.  In the event of certain system failures, we may not be able to switch to back-up systems immediately and the time to full recovery could be prolonged.  Like many online businesses, we have experienced system failures from time to time. In addition to placing increased burdens on our engineering staff, these outages create a significant amount of user questions and complaints that need to be addressed by our customer support personnel. Any unscheduled interruption in our service could result in an immediate loss of revenues that can be substantial and may cause some users to switch to our competitors. If we experience frequent or persistent system failures, our reputation and brand could be permanently harmed. We have been taking steps to increase the reliability and redundancy of our systems. These steps are expensive, may reduce our margins and may not be successful in reducing the frequency or duration of unscheduled downtime.

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

We commenced recording a U.S. tax provision in the third quarter of 2005 upon reversing of a portion of our valuation allowance on our deferred tax assets.  Due to our significant net operating loss carryforwards, we do not expect to pay cash taxes on our U.S. federal taxable income tax for the foreseeable future.  We expect to make cash payments for U.S. alternative minimum tax and for certain international taxes.  We expect that in the remainder of 2008 and beyond, our international operations will grow their pretax income at higher rates than the U.S and therefore it is our expectation that our cash tax rate and cash tax payments will increase as our international business generates an increasing share of our pretax income.

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

The Financial Accounting Standards Board is expected to make accounting rule changes that will significantly impact the accounting for our convertible debt.

The Financial Accounting Standards Board (“FASB”) is expected in May 2008 to issue FASB Staff Position No. APB 14-a, “Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-a”).  The FSP requires cash settled convertible debt, such as our $570 million aggregate principal amount of convertible senior notes that are currently outstanding, to be separated into debt and equity components at issuance and a value to be assigned to each.  The value assigned to the debt component would be the estimated fair value, as of the issuance date, of a similar bond without the conversion feature.  The difference between the bond cash proceeds and this estimated fair value would be recorded as a debt discount and amortized to interest expense over the life of the bond.  Although FSP APB 14-a would have no impact on our actual past or future cash flows, it would require us to record a significant amount of non-cash interest expense as the debt discount is amortized.  As a result, there would be a material adverse impact on our results of operations and earnings per share.  In addition, if our convertible debt is redeemed or converted prior to maturity, any unamortized debt discount would result in a loss on extinguishment.

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

We may experience similar risks in connection with any future acquisitions. We may not be successful in addressing these risks or any other problems encountered in connection with the acquisitions of Booking.com B.V., Booking.com Limited or the Agoda Companies, or that we could encounter in future acquisitions, which would harm our business or cause us to fail to realize the anticipated benefits of our acquisitions.  As of March 31, 2008, we had approximately $443 million assigned primarily to the intangible assets and goodwill of Booking.com B.V.,

Booking.com Limited and the Agoda Companies, and therefore, the occurrence of any of the risks identified above could result in a material adverse impact, including an impairment of these assets, which could cause us to have to record a charge for impairment.  Any such charge could adversely impact our operating results, which would cause our stock price to decline significantly.

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

Our convertible senior notes are convertible into shares of our common stock if certain specified conditions are met.  All of our convertible notes are currently convertible.  Upon conversion, the holder will receive cash for the principal amount of the note and cash or shares of our common stock or a combination of cash and shares of our common stock for the conversion value in excess of such principal amount.  If our stock trades above the conversion prices of the outstanding convertible notes, our diluted share count will increase by the net number of shares that would become issuable to the holders of our outstanding convertible notes and, as a consequence, have a dilutive impact on net income per share.  As an example, at stock prices of $40 per share, $100 per share, $150 per share and $200 per share, our diluted share count would include approximately 0.1 million, 8.6 million, 10.5 million and 11.5 million equivalent shares, respectively, related to the conversion premium on our convertible debt (excluding the offsetting impact of the Conversion Spread Hedges described in Note 9 to the Unaudited Consolidated Financial Statements).  The Conversion Spread Hedges increase the effective conversion price of the 2011 Notes and the 2013 Notes from $40.38 to $50.47 per share, and reduce the dilution upon conversion of the 2011 Notes and the 2013 Notes.  Since the impact of the Conversion Spread Hedges is anti-dilutive it is excluded from the calculation of net income per share under GAAP until they are exercised upon maturity.

The repayment of our $570 million Convertible Senior Notes could result in a substantial decrease in our net interest income.

We incur interest expense with respect to our convertible senior notes at annual percentage rates that range between 0.50% and 2.25%.  Because we currently maintain and have maintained significant cash and cash equivalents, short-term investment and long-term investment balances on our Unaudited Consolidated Balance Sheet (approximately $557.2 million as of March 31, 2008) and because the interest rates that we earn on those balances are in excess of the interest rates that we pay on our convertible senior notes, we are generating interest income net of our interest expense.  If we were to use our cash and investment balances to repay our convertible senior notes, or if we are unable to refinance our convertible senior notes with new indebtedness bearing interest at rates similar to our convertible senior notes, then our earnings could be significantly negatively impacted by a decrease in net interest income.  While many factors contribute to the likelihood that the holders of the notes will elect to convert all or a portion of the notes, as the price of our common stock increases, the likelihood of conversion also increases.

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

Additionally, some travel suppliers are encouraging third-party travel intermediaries, such as us, to develop technology to bypass the traditional GDSs, such as enabling direct connections to the travel suppliers or using alternative global distribution methods.  Development of the technology to connect to such alternatives, or to enable direct connections to travel suppliers, requires the use of information technology resources and could cause us to incur additional operating expenses, increase the frequency/duration of system problems and delay other projects.

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

To date, our results have been negatively impacted by purchases made using fraudulent credit cards. Because we act as the merchant-of-record in a majority of our domestic transactions as well as those of our recently-acquired business, the Agoda Companies, we may be held liable for accepting fraudulent credit cards on our websites as well as other payment disputes with our customers. Additionally, we are held liable for accepting fraudulent credit cards in certain retail transactions when we do not act as merchant of record.  Accordingly, we calculate and record an allowance for the resulting credit card charge backs.  If we are unable to combat the use of fraudulent credit cards on our websites, our business, results of operations and financial condition could be materially adversely affected.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We manage our exposure to interest rate risk and foreign currency risk through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments. We use an interest rate swap agreement to manage interest risk and forward contracts to manage foreign currency risk. Additional information regarding our interest rate hedge is contained within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates – Derivative Financial Instruments” Annual Report on Form 10-K for the year ended December 31, 2007.

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

We did not experience any material changes in interest rate exposures during the three months ended March 31, 2008.  Based upon economic conditions and leading market indicators at March 31, 2008, we do not foresee a significant adverse change in interest rates in the near future.

As of March 31, 2008, the carrying value of our debt is approximately $570 million.  We estimate that the fair market value of such debt was approximately $1.78 billion as of March 31, 2008.

As of March 31, 2008, we held an interest rate swap agreement on $45 million notional value of our fixed rate debt.  The fair value to terminate this swap is an asset of approximately $0.2 million as of March 31, 2008.  A 10% adverse fluctuation in the 3-month LIBOR rate as of March 31, 2008, would have an immaterial impact on the value of the swap.  Any increase or decrease in the fair value of the Company’s interest rate sensitive derivative instrument would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying debt.

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

From time to time, we enter into foreign exchange derivative contracts to minimize the impact of short-term foreign currency fluctuations on our consolidated operating results.  As of March 31, 2008, foreign exchange derivative contracts with notional values of 59.4 million Euros and 2.5 million British Pounds were outstanding to minimize the impact of short-term foreign currency fluctuations on consolidated operating results.  As of December 31, 2007, contracts with notional values of 16.0 million Euros and 3.7 million British Pounds were outstanding.  Foreign exchange losses from foreign exchange derivative contracts in the amount of $4.2 million and $0.3 million were recorded in “Foreign currency transactions and other” for the three months ended March 31, 2008 and 2007, respectively.  We may enter into additional foreign exchange derivative contracts or other economic hedges in the future.

Additionally, fixed rate investments are subject to unrealized gains and losses due to interest rate volatility.  To the extent that changes in interest rates and currency exchange rates affect general economic conditions, priceline.com would also be affected by such changes.

Item 4.    Controls and Procedures

Prior to filing this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2008, our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic SEC reports.

In the second quarter of 2006, we started to implement a new financial accounting system at Booking.com B.V., which is expected to improve efficiency and support growth. The implementation, development and refinement of this financial accounting system is expected to occur in phases through the remainder of 2008 and will likely affect the processes that constitute the Company’s internal control over financial reporting.  As we continue with the system implementation, we will continue to review internal controls and may take further steps to ensure that internal controls are effective and integrated appropriately.

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

In March 2008, the Company initiated the implementation of an enterprise resource planning (“ERP”) system for its domestic operations. The implementation is expected to be completed over the next year and involves changes in systems that include internal controls.  We expect to review each system as it is being implemented and the controls affected by the implementation of the new systems, and are making appropriate changes to affected internal controls as we implement the new systems.  However, the possibility exists that our migration to the new ERP system could adversely affect the Company’s internal controls over financial reporting and procedures.

There was no change in the Company’s internal control over financial reporting (other than the implementation of the ERP system discussed above) during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

A description of material legal proceedings to which we are a party is contained in Note 14 to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information relating to repurchases of our equity securities during the three months ended March 31, 2008:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2008 –	—		—		$44,866,000	(1)
January 31, 2008	—		—	—	$20,447,000	(2)
February 1, 2008 –	—		—	—	$44,866,000	(1)
February 29, 2008	—		—	—	$20,447,000	(2)
March 1, 2008 –	26,612	(3)	$122.97	—	$44,866,000	(1)
March 31, 2008	—		—	—	$20,447,000	(2)
Total	26,612		$122.97	—	$65,313,000

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

(b)           Reports on Form 8-K

On February 15, 2008, we filed (“furnished” with respect to certain information) a report on Form 8-K in connection with the company’s fourth quarter 2007 and full-year 2007 earnings; on March 3, 2008, we filed a report on Form 8-K in connection with the restatement of certain of our financial statements and amendments to certain of our Quarterly Reports; on March 11, 2008, we filed a report on Form 8-K in connection with compensatory arrangements of certain officers; and on March 14, 2008, we filed a report on Form 8-K in connection with an amendment to Jeffery H. Boyd’s Rule 10b5-1 stock trading.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICELINE.COM INCORPORATED
(Registrant)

Date: May 9, 2008	By:	/s/ Robert J. Mylod Jr.
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