Form 10-Q
period 2008-06-30
PRICELINE COM INC
filed 2008-08-07
CIK 1075531

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

Number of shares of Common Stock outstanding at August 1, 2008:

Common Stock, par value $0.008 per share	38,890,709
(Class)	(Number of Shares)

priceline.com Incorporated

Form 10-Q

For the Three Months Ended June 30, 2008

PART I – FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements

priceline.com Incorporated

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$471,068	$385,359
Restricted cash	3,005	1,350
Short-term investments	80,153	122,499
Accounts receivable, net of allowance for doubtful accounts of $3,547 and $2,309, respectively	132,523	70,712
Prepaid expenses and other current assets	36,436	33,080
Total current assets	723,185	613,000

Long-term investments	14,894	2,451
Property and equipment, net	27,534	27,088
Intangible assets, net	192,555	182,748
Goodwill	311,200	287,159
Deferred taxes	203,397	218,519
Other assets	18,781	19,891
Total assets	$1,491,546	$1,350,856

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$78,356	$47,708
Accrued expenses and other current liabilities	82,504	59,589
Deferred merchant bookings	31,505	17,750
Convertible debt	520,076	569,796
Total current liabilities	712,441	694,843

Deferred taxes	49,623	46,502
Other long-term liabilities	16,061	13,368
Total liabilities	778,125	754,713

Commitments and Contingencies (see Note 14)
Minority interest (estimated fair value redemption amount is $128,000 as of June 30, 2008)	17,005	17,036

Stockholders’ equity:
Common stock, $0.008 par value; authorized 1,000,000,000 shares, 46,159,875 and 45,117,685 shares issued, respectively	355	346
Treasury stock, 6,673,965 and 6,646,408 shares, respectively	(492,511)	(489,106)
Additional paid-in capital	2,147,728	2,124,029
Accumulated deficit	(1,034,256)	(1,106,506)
Accumulated other comprehensive income	75,100	50,344
Total stockholders’ equity	696,416	579,107
Total liabilities and stockholders’ equity	$1,491,546	$1,350,856

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Merchant revenues, including $2,318 and $18,196 excise tax refund for the three and six months ended June 30, 2007, respectively	$336,230	$254,909	$625,388	$500,921
Agency revenues	173,249	98,344	283,181	152,855
Other revenues	4,497	2,627	8,586	3,493
Total revenues	513,976	355,880	917,155	657,269
Cost of revenues	260,251	198,669	482,327	380,341
Gross profit	253,725	157,211	434,828	276,928
Operating expenses:
Advertising – Offline	9,928	9,281	21,959	20,615
Advertising – Online	72,860	43,470	130,661	75,397
Sales and marketing	19,930	11,525	36,263	22,934
Personnel, including stock-based compensation of $9,077, $3,466, $19,016 and $6,632, respectively	39,644	23,435	76,528	44,926
General and administrative, including net cost of litigation settlement of $381 and $55,239 for the three and six months ended June 30, 2007, respectively, and option payroll taxes of $186, $94, $673 and $532, respectively	14,209	9,777	25,995	73,652
Information technology	5,136	3,152	9,286	6,063
Depreciation and amortization	11,064	8,997	21,417	17,502
Total operating expenses	172,771	109,637	322,109	261,089
Operating income	80,954	47,574	112,719	15,839
Other income (expense):
Interest income, including $483 and $3,270 of interest on excise tax refund for the three and six months ended June 30, 2007, respectively	2,905	6,112	7,077	14,315
Interest expense	(2,351)	(2,484)	(5,023)	(4,954)
Foreign currency transactions and other	30	(332)	(5,053)	(545)
Total other income (expense)	584	3,296	(2,999)	8,816
Earnings before income taxes, equity in income (loss) of investees and minority interests	81,538	50,870	109,720	24,655
Income tax expense	(26,211)	(14,964)	(35,729)	(3,371)
Equity in income (loss) of investees and minority interests	(1,231)	(1,334)	(1,741)	(1,428)
Net income	54,096	34,572	72,250	19,856
Preferred stock dividend	—	—	—	(1,555)
Net income applicable to common stockholders	$54,096	$34,572	$72,250	$18,301
Net income applicable to common stockholders per basic common share	$1.40	$0.92	$1.88	$0.49
Weighted average number of basic common shares outstanding	38,768	37,597	38,496	37,395
Net income applicable to common stockholders per diluted common share	$1.08	$0.79	$1.46	$0.43
Weighted average number of diluted common shares outstanding	49,948	43,667	49,585	42,572

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2008

(In thousands)

					Accumulated Other
	Common Stock		Additional	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Paid-in Capital	Deficit	Income	Shares	Amount	Total

Balance, January 1, 2008	45,118	$346	$2,124,029	$(1,106,506)	$50,344	(6,646)	$(489,106)	$579,107

Net income applicable to common stockholders	—	—	—	72,250	—	—	—	72,250

Unrealized loss on marketable securities	—	—	—	—	(153)	—	—	(153)

Currency translation adjustment	—	—	—	—	24,909	—	—	24,909

Comprehensive income	—	—	—	—	—	—	—	97,006

Shares issued in relation to conversion of senior notes	857	8	(8)	—	—	—	—	—

Exercise of stock options and vesting of restricted stock units	185	1	3,707	—	—	—	—	3,708

Repurchase of common stock	—	—	—	—	—	(28)	(3,405)	(3,405)

Stock-based compensation	—	—	18,923	—	—	—	—	18,923

Excess tax benefit on stock-based compensation	—	—	1,077	—	—	—	—	1,077

Balance, June 30, 2008	46,160	$355	$2,147,728	$(1,034,256)	$75,100	(6,674)	$(492,511)	$696,416

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2008	2007
OPERATING ACTIVITIES:
Net income	$72,250	$19,856
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,216	5,264
Amortization	14,473	12,238
Provision for uncollectible accounts, net	4,552	1,472
Deferred income taxes	10,261	(7,211)
Stock-based compensation expense	19,016	6,632
Amortization of debt issuance costs	1,660	1,571
Equity in (income) loss of investee, net, and minority interests	1,741	1,428
Changes in assets and liabilities:
Accounts receivable	(63,082)	(28,775)
Prepaid expenses and other current assets	(600)	(3,282)
Accounts payable, accrued expenses and other current liabilities	64,116	17,629
Other	1,681	826
Net cash provided by operating activities	133,284	27,648
INVESTING ACTIVITIES:
Purchase of investments	(102,855)	(22,397)
Proceeds from investments	135,203	7,983
Acquisitions and other equity investments, net of cash acquired	(531)	—
Additions to property and equipment	(7,027)	(5,507)
Change in restricted cash	(1,623)	(225)
Purchase of shares held by minority interest	(30,386)	(15,013)
Net cash used in investing activities	(7,219)	(35,159)
FINANCING ACTIVITIES:
Repurchase of common stock	(3,405)	(1,630)
Proceeds from exercise of stock options	3,708	9,648
Payments related to conversion of senior notes	(49,850)	—
Payment of debt issuance costs	—	(116)
Excess tax benefit on stock-based compensation	1,077	569
Net cash (used in) provided by financing activities	(48,470)	8,471
Effect of exchange rate changes on cash and cash equivalents	8,114	1,984
Net increase in cash and cash equivalents	85,709	2,944
Cash and cash equivalents, beginning of period	385,359	423,577
Cash and cash equivalents, end of period	$471,068	$426,521

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for income taxes	$15,977	$10,542

Cash paid during the period for interest	$3,698	$2,958

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

The Unaudited Consolidated Financial Statements include the accounts of the Company and its subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation. Investments in affiliates in which the Company does not have control, but has the ability to exercise significant influence, are accounted for by the equity method. The functional currency of the Company’s foreign subsidiaries is generally the respective local currency.  Assets and liabilities are translated into U.S. dollars at the rate of exchange existing at the balance sheet date.  Income statement amounts are translated at the average exchange rates for the period.  Translation gains and losses are included as a component of “accumulated other comprehensive income” in the accompanying Unaudited Consolidated Balance Sheets.  Foreign currency transaction gains and (losses) are included in the Unaudited Consolidated Statement of Operations, principally in “foreign currency transactions and other.”

From time to time, the Company enters into derivatives with counterparties to minimize the impact of short-term foreign currency fluctuations on consolidated operating results.  Realized and unrealized gains and losses resulting from the derivatives are recognized in the period in which they occur.  As of June 30, 2008, derivatives with a notional value of 42.0 million Euros were outstanding.  As of December 31, 2007, derivatives with notional amounts of 16.0 million Euros and 3.7 million British Pounds were outstanding.  Foreign exchange gains in the amount of $30,000 and losses of $0.4 million for the three months ended June 30, 2008 and 2007, respectively, and losses of $5.1 million and $0.6 million for the six months ended June 30, 2008 and 2007, respectively, were recorded in “Foreign currency transactions and other,” and were principally related to foreign exchange derivative contracts.

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

In May 2008, the FASB issued FASB Staff Position No. APB 14-a, “Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-a”).  FSP APB 14-a requires cash settled convertible debt, such as our $520 million aggregate principal amount of convertible senior notes that are currently outstanding, to be separated into debt and equity components at issuance and a value to be assigned to each.  The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar bond without the conversion feature.  The difference between the bond cash proceeds and this estimated fair value, representing the value assigned to the equity component, is recorded as a debt discount and amortized to interest expense over the life of the bond.  In addition, if our convertible debt is redeemed or converted prior to maturity and the fair value of the debt component immediately prior to extinguishment exceeds the carrying value it will result in a loss on extinguishment.  Although FSP APB 14-a will have no impact on our actual past or future cash flows, it will require us to record a significant amount of non-cash interest expense as the debt discount is amortized and may result in losses on extinguishment that would not have occurred under previous GAAP.  FSP APB 14-a is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is evaluating the impact of this new standard, but expects that it will have a material adverse impact on our results of operations and earnings per share.

In June 2008, FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.” This Issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock. The EITF will be effective for years beginning after December 15, 2008.  The Company is evaluating the impact of adopting the provisions of this EITF.

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

                In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”).  In determining the useful life of acquired intangible assets, FSP FAS 142-3 removes the requirement to consider whether an intangible asset can be renewed without substantial cost of material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives.  The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and may impact any intangible assets the Company acquires in future transactions.

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

2.                                     STOCK-BASED EMPLOYEE COMPENSATION

The Company has adopted stock compensation plans which provide for grants of share based compensation as incentives and rewards to encourage employees, officers, consultants and directors to contribute towards the long-term success of the Company.  Stock-based compensation cost included in personnel expenses in the Unaudited Consolidated Statements of Operations was approximately $9.1 million and $3.5 million and $19.0 million and $6.6 million for the three and six months ended June 30, 2008 and 2007, respectively.  These amounts include stock-based compensation for restricted stock and restricted stock units related to shares of priceline.com International.

During the three months ended March 31, 2008, the Company made broad-based grants of 28,558 restricted stock units and 179,402 performance share units.  The restricted stock units generally vest 25% per year over 4 years and the performance share units generally vest on the third anniversary of the date of grant.  The share based awards granted had a total grant date fair value of $24.0 million based upon the weighted average grant date fair value per share of $115.33.  The actual number of shares of common stock issued in connection with the performance share units will be determined at the end of the applicable performance periods, assuming there is no accelerated vesting for, among other things, a change in control or termination of employment in certain circumstances, and could range from a minimum of 71,261 shares to maximum of 447,999 shares depending on the actual performance of the Company.  Stock-based compensation related to the performance share units is recorded over the vesting period based upon the estimated probable outcome at the end of the performance period.  During the three months ended March 31, 2008, the estimated probable number of shares to be issued at the end of the performance period was increased by 120,043 shares to an aggregate of 299,445 shares.

During the three months ended June 30, 2008, the Company granted 8,830 restricted stock units.  The share based awards generally vest over four years or on the third anniversary of the date of grant and had a total grant date fair value of $1.2 million based upon the weighted average grant date fair value per share of $134.83.

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

A reconciliation of the weighted average number of shares outstanding used in calculating diluted earnings per share is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007

Weighted average number of basic common shares outstanding	38,768	37,597	38,496	37,395

Weighted average dilutive stock options, restricted stock, restricted stock units and performance share units	1,671	1,378	1,708	1,420

Assumed conversion of Convertible Senior Notes	9,509	4,692	9,381	3,757

Weighted average number of diluted common and common equivalent shares outstanding	49,948	43,667	49,585	42,572

Anti-dilutive potential common shares	5,650	11,672	5,742	12,565

Anti-dilutive potential common shares for the three and six months ended June 30, 2008 includes approximately 3.5 million shares and 3.7 million shares, respectively, that could be issued under the Company’s convertible debt if the Company’s stock price increases.  Under the treasury stock method, the convertible notes will generally have a dilutive impact on net income per share if the Company’s average stock price for the period exceeds the conversion price for the convertible notes. As an example, at stock prices of $100 per share, $150 per share and $200 per share, common equivalent shares would include approximately 7.9 million, 9.6 million and 10.5 million equivalent shares, respectively, related to the convertible notes (excluding the offsetting impact of the Convertible Spread Hedges — see Note 9). The Conversion Spread Hedges increase the effective conversion price of the Company’s Convertible Senior Notes due September 30, 2011 and September 30, 2013 from $40.38 to $50.47 per share from the Company’s perspective and are expected to reduce potential dilution upon conversion of the Convertible Senior Notes.  Since the beneficial impact of the Conversion Spread Hedges is anti-dilutive it is excluded from the calculation of net income per share.

4.             RESTRUCTURING

At June 30, 2008 and December 31, 2007, the Company had a restructuring liability of $1.1 million and $1.2 million, respectively, for the estimated remaining costs related to leased property vacated by the Company in 2000.  The Company estimates that, based on current available information, the remaining net cash outflows associated with its restructuring related commitments will be paid in 2008-2011. The current portion of the restructuring accrual in the amount of $0.7 million is recorded in “Accrued expenses and other current liabilities” and the $0.4 million non-current portion is recorded in “Other long-term liabilities” on the Company’s Unaudited Consolidated Balance Sheet.

5.             INVESTMENTS

The following table summarizes, by major security type, the Company’s marketable securities as of June 30, 2008 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value

Foreign government securities	$58,194	$—	$(62)	$58,132
U.S. government and agency securities	17,437	27	—	17,464
Certificate of deposit	2,980	—	—	2,980
Corporate debt securities	1,580	—	(3)	1,577

Total	$80,191	$27	$(65)	$80,153

The following table summarizes, by major security type, the Company’s short-term investments as of December 31, 2007 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Corporate debt securities	$31,080	$21	$(18)	$31,083
State government and agency securities	79,020	—	—	79,020
U.S. government and agency securities	9,461	49	—	9,510
Foreign government securities	2,898	—	(12)	2,886

Total	$122,459	$70	$(30)	$122,499

Long-term investments amounting to approximately $14.9 million and $2.5 million as of June 30, 2008 and December 31, 2007, respectively, were comprised of U.S. government securities and corporate notes with a maturity date greater than one year.  The long-term investments are recorded net of unrealized losses of approximately $0.3 million as of June 30, 2008, and approximately $0.2 million as of December 31, 2007.  There were no material gains or losses related to investments for the three or six month periods ended June 30, 2008 or 2007.

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

Level 1:	Quoted prices in active markets that are accessible by the Company at the measurement date for identical assets and liabilities.
Level 2:	These prices are not directly accessible by the Company. Such prices may be based upon quoted prices in active markets or inputs not quoted on active markets, but corroborated by market data.
Level 3:	Unobservable inputs are used when little or no market data is available.

Financial assets and liabilities carried at fair value as of June 30, 2008 are classified in the table below in the categories described above:

Dollars in Thousands	Level 1	Level 2	Total
Short-term investments	$75,596	$4,557	$80,153
Long-term investments	13,924	970	14,894
Foreign exchange derivative assets	—	118	118
Total assets at fair value	$89,520	$5,645	$95,165

Foreign exchange derivative liabilities	$—	$2,250	$2,250
Total liabilities at fair value	$89,520	$3,395	$92,915

Fair values for investments in U.S. Treasury and foreign governmental securities are considered “level 1” valuations because the Company has access to quoted prices in active markets as of the measurement date.   Fair values for other investments are considered “level 2” instrument valuations because they are obtained from professional pricing sources for these or comparable instruments, rather than direct observation of quoted prices in active markets.  As of June 30, 2008, the Company did not have any “level 3” assets or liabilities without observable market values that would require a high level of judgment to determine fair value. The Company’s derivative instruments are valued using pricing models. Pricing models take into account the contract terms as well as multiple inputs where applicable, such as interest rate yield curve, option volatility and currency rates. Our derivative instruments are typically short-term in nature.

As of June 30, 2008, the carrying value of our cash and cash equivalents approximated their fair value and consisted primarily of AAA-rated U.S. Treasury money market funds, foreign governmental securities, AAA rated corporate debt money market funds and bank deposits.

7.                                     INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets consist of the following (in thousands):

	June 30, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period	Weighted Average Useful Life

Supply and distribution agreements	$213,707	$(43,925)	$169,782	$191,612	$(34,684)	$156,928	13 years	13 years

Technology	21,085	(17,299)	3,786	27,865	(21,191)	6,674	3 years	3 years

Patents	1,489	(1,151)	338	1,489	(1,133)	356	15 years	15 years

Customer lists	13,641	(11,735)	1,906	12,280	(10,546)	1,734	2 – 3 years	2 years

Internet domain names	6,710	(1,870)	4,840	6,453	(1,343)	5,110	10 years	10 years

Trade names	16,857	(5,195)	11,662	15,317	(4,007)	11,310	5 – 20 years	15 years

Other	1,455	(1,214)	241	1,725	(1,089)	636	1 – 15 years	7 years

Total intangible assets	$274,944	$(82,389)	$192,555	$256,741	$(73,993)	$182,748

Intangible assets with determinable lives are primarily amortized on a straight-line basis.  Intangible asset amortization expense was approximately $7.5 million and $6.3 million for the three months ended June 30, 2008 and 2007, respectively, and approximately $14.5 million and $12.2 million for the six months ended June 30, 2008 and 2007, respectively.

The annual estimated amortization expense for intangible assets for the remainder of 2008, the next four years and thereafter is expected to be as follows (in thousands):

2008	$11,464
2009	21,117
2010	19,140
2011	18,461
2012	18,267
Thereafter	104,106
$192,555

A substantial majority of goodwill relates to the acquisitions of Booking.com Limited in 2004, Booking.com B.V. in 2005 and subsequent purchases of the minority interest in their parent company, priceline.com International.  The change in goodwill for the six months ended June 30, 2008 consists of the following (in thousands):

Balance at January 1, 2008	$287,159
Purchase of minority interest	15,089
Adjustment to purchase price	479
Currency translation adjustments	8,473
Balance at June 30, 2008	$311,200

8.             OTHER ASSETS

Other assets at June 30, 2008 and December 31, 2007 consist of the following (in thousands):

	June 30, 2008	December 31, 2007
Investment in pricelinemortgage.com	$9,063	$9,229
Deferred debt issuance costs, net	8,372	10,032
Other	1,346	630
Total	$18,781	$19,891

Investment in pricelinemortgage.com represents the Company’s 49% equity investment in pricelinemortgage.com and, accordingly, the Company recognizes its pro rata share of pricelinemortgage.com’s operating results, not to exceed an amount that the Company believes represents the investment’s estimated fair value.  The Company recognized approximately $77,000 and $166,000 of losses from its investment in pricelinemortgage.com in the three and six months ended June 30, 2008, respectively.  The Company recognized approximately $67,000 and $24,000 of losses from its investment in pricelinemortgage.com in the three and six months ended June 30, 2007, respectively.  The Company earned an insignificant amount of advertising fees from pricelinemortgage.com in the three and six months ended June 30, 2008 and 2007.

Deferred debt issuance costs arose from the Company’s issuance of $125 million aggregate principal amount of 1% Notes in August 2003, $100 million aggregate principal amount of 2.25% Notes in June 2004, $172.5 million aggregate principal amount of 0.5% Notes in September 2006, $172.5 million of aggregate principal amount 0.75% Notes in September 2006 and a $175 million revolving credit facility in September 2007.  Deferred debt issuance costs are being amortized using the effective interest rate method over the term of approximately five years, except for the 0.75% Notes, which are amortized over their term of seven years.  The period of amortization for our debt issue costs was determined at inception of the related debt agreements to be the stated maturity date or the first stated put date, if earlier.

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

The revolving credit facility provides for the issuance of up to $50 million of letters of credit as well as borrowings on same-day notice, referred to as swingline loans, which are available in U.S. dollars, Euros, Pounds Sterling and any other foreign currency agreed to by the lenders. The Company may request that an additional $100 million be added to the revolving credit facility or to enter into one or more tranches of additional term loans. The proceeds of loans made under the facility could be used for working capital or general corporate purposes. As of June 30, 2008, there were no borrowings outstanding under the facility and the Company has issued approximately $6.4 million of letters of credit under the revolving credit facility.

Convertible Debt

The Company’s convertible debt is convertible into the Company’s common stock subject to certain conditions.  Based upon the closing price of the Company’s common stock for the prescribed measurement periods during the three months ended June 30, 2008 and December 31, 2007, the contingent conversion thresholds on each of the Company’s convertible senior note issues were substantially exceeded. As a result, the notes are convertible at the option of the holder as of June 30, 2008 and December 31, 2007 and, accordingly, have been classified as a current liability in the Unaudited Consolidated Balance Sheet as of those dates.  However, contingencies continue to exist regarding the holders’ ability to convert such notes in future quarters.  The determination of whether or not the notes are convertible must continue to be performed on a quarterly basis.  Consequently, the convertible debt may not be convertible in future quarters, and therefore may again be classified as long-term debt, if the contingent conversion thresholds are not met in such quarters.  In cases where holders decide to convert prior to the maturity date or first stated put date, the Company will immediately write off the proportionate amount of remaining debt issue costs.  If the note holders exercise their option to convert, the Company would deliver cash to repay the principal amount of the notes and would deliver cash or shares of common stock, at its option, to satisfy the conversion value in excess of the principal amount.    In the three months ended June 30, 2008, approximately $49.9 million aggregate principal amount of the 1% Notes were converted.  The Company delivered cash of $49.9 million to repay the principal amount and issued 857,335 shares in satisfaction of the conversion value in excess of the principal amount.  The Company also received notices of conversion from the holders of approximately $29.6 million of the 1% Notes and $1.9 million of the 2011 Notes, which are expected to be settled in the third quarter of 2008.  In 2007, approximately $50,000 and $23,000 of the 2.25% Notes and 1% Notes, respectively, were converted.  Debt issuance costs written off in the quarter ended June 30, 2008 related to converted debt amounted to approximately $0.1 million.   As of June 30, 2008, the estimated market value of the outstanding senior notes was approximately $1.52 billion.  Substantially all of the market value of the Company’s debt in excess of the carrying value relates to conversion premium on the bonds.  Convertible debt consists of the following as of June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008	December 31, 2007
$ 125 million aggregate principal amount of 1.00% Convertible Senior Notes due August 2010	$75,126	$124,846
$ 172.5 million aggregate principal amount of 0.50% Convertible Senior Notes due September 2011	172,500	172,500
$ 172.5 million aggregate principal amount of 0.75% Convertible Senior Notes due September 2013	172,500	172,500
$ 100 million aggregate principal amount of 2.25% Convertible Senior Notes due January 2025	99,950	99,950

	$520,076	$569,796

The $125 million aggregate principal amount of Convertible Senior Notes due August 1, 2010, with an interest rate of 1.00% (the “1% Notes”) are convertible, subject to certain conditions, into the Company’s common stock at a conversion price of approximately $40.00 per share. Prior to August 1, 2008, the 1% Notes will be convertible if the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading days ending on the first day of a conversion period is more than 110% of the then current conversion price of the 1% Notes, or after August 1, 2008, if the closing price of the Company’s common stock is more than 110% of the then current conversion price of the 1% Notes. The 1% Notes are also convertible in certain other circumstances, such as a change in control of the Company. In addition, on August 1, 2008, the 1% Notes are redeemable at the option of the holders, and at anytime thereafter at the option of the Company.  Interest on the 1% Notes is payable on February 1 and August 1 of each year.  On August 6, 2008, the Company announced that it intends to exercise its right to redeem all of the outstanding 1% Notes on September 12, 2008.

In November 2003, the Company entered into an interest rate swap agreement whereby it swapped the fixed 1% interest on its 1% Notes for a floating interest rate based on the 3-month U.S. Dollar LIBOR, minus the applicable margin of 221 basis points, on $45 million notional value of debt. In May 2008, the Company terminated the swap agreement and received a payment in the amount of $0.1 million representing the estimated fair value, including net accrued interest. Hedge ineffectiveness was not significant in the three and six months ended June, 2008 and 2007. The fair value of the swap as of December 31, 2007 was a liability of approximately $0.1 million and was recorded in accrued expenses and other current liabilities with a related adjustment to the carrying value of debt.

In 2006, the Company issued in a private placement $172.5 million aggregate principal amount of Convertible Senior Notes due September 30, 2011, with an interest rate of 0.50% (the “2011 Notes”), and $172.5 million aggregate principal amount of Convertible Senior Notes due September 30, 2013, with an interest rate of 0.75% (the “2013 Notes”).  The 2011 Notes and the 2013 Notes are convertible, subject to certain conditions, into the Company’s common stock at a conversion price of approximately $40.38 per share. The 2011 Notes and the 2013 Notes are convertible, at the option of the holder, prior to June 30, 2011 in the case of the 2011 Notes, and prior to June 30, 2013 in the case of the 2013 Notes, upon the occurrence of specified events, including, but not limited to a change in control, or if the closing sale price of the Company’s common stock for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 120% of the applicable conversion price in effect for the notes on the last trading day of the immediately preceding quarter. In the event that all or substantially all of the Company’s common stock is acquired on or prior to the maturity of the 2011 Notes or the 2013 Notes, in a transaction in which the consideration paid to holders of the Company’s common stock consists of all or substantially all cash, the Company would be required to make additional payments in the form of additional shares of common stock to the holders of the 2011 Notes and the 2013 Notes, collectively, in aggregate value ranging from $0 to approximately $57.7 million depending upon the date of the transaction and the then current stock price of the Company.  No additional payments are due at stock prices in excess of $100 per share.  As of June 30, 2011, with respect to the 2011 Notes, and as of June 30, 2013, with respect to the 2013 Notes, holders shall have the right to convert all or any portion of such security. Neither the 2011 Notes nor the 2013 Notes may be redeemed by the Company prior to maturity. The holders may require the Company to repurchase the 2011 Notes and the 2013 Notes for cash in certain circumstances. Interest on the 2011 Notes and the 2013 Notes is payable on March 30 and September 30 of each year.

In 2006, the Company entered into hedge transactions relating to potential dilution of the Company’s common stock upon conversion of the 2011 Notes and the 2013 Notes (the “Conversion Spread Hedges”). Under the Conversion Spread Hedges, the Company is entitled to purchase from the counterparties approximately 8.5 million shares of the Company’s common stock (the number of shares underlying the 2011 Notes and the 2013 Notes) at a strike price of $40.38 per share (subject to adjustment in certain circumstances) and the counterparties are entitled to purchase from the Company approximately 8.5 million shares of the Company’s common stock at a strike price of $50.47 per share (subject to adjustment in certain circumstances).  The Conversion Spread Hedges increase the effective conversion price of the 2011 Notes and the 2013 Notes to $50.47 per share from the Company’s perspective and are designed to reduce the potential dilution upon conversion of the 2011 Notes and the 2013 Notes. If the market value per share of the Company’s common stock at the time of any exercise is above $40.38, the Conversion Spread Hedge will entitle the Company to receive from the counterparties net shares of the Company’s common stock based on the excess of the then current market price of the Company’s common stock over the strike price of the purchased call options. Holders of the 2011 Notes and the 2013 Notes do not have any rights with respect to the Conversion Spread Hedges. The Conversion Spread Hedges are separate transactions entered into by the Company with the counterparties, are not part of the terms of the Notes and will not affect the holders’ rights under the 2011 Notes and the 2013 Notes. The Conversion Spread Hedges are exercisable at dates coinciding with the scheduled maturities of the 2011 Notes and 2013 Notes.

The $100 million aggregate principal amount of Convertible Senior Notes due January 15, 2025, with an interest rate of 2.25% (the “2.25% Notes”) are convertible, subject to certain conditions, into the Company’s common stock at a conversion price of approximately $37.95 per share. The 2.25% Notes will be convertible if, on or prior to January 15, 2020, the closing sale price of our common stock for at least 20 consecutive trading days in the period of 30 consecutive trading days ending on the first day of a conversion period is more than 120% of the then current conversion price of the 2.25% Notes. The 2.25% Notes are also convertible in certain other circumstances, such as a change in control of the Company. In the event that all or substantially all of the Company’s common stock is acquired on or prior to January 15, 2010, in a transaction in which the consideration paid to holders of the Company’s common stock consists of all or substantially all cash, the Company would be required to make additional payments in the form of common shares to the holders of the 2.25% Notes of amounts ranging from $0 to $12.5 million depending upon the date of the transaction and the then current stock price of the Company. Based on the stock price at June 30, 2008, the Company would be required to make $0.2 million in additional payments.  In addition, the 2.25% Notes will be redeemable at the Company’s option beginning January 20, 2010, and the holders may require the Company to repurchase the 2.25% Notes on January 15, 2010, 2015 or 2020, or in certain other circumstances. Interest on the 2.25% Notes is payable on January 15 and July 15 of each year.

10.          TREASURY STOCK

In the fourth quarter of 2005, the Company’s Board of Directors authorized the repurchase of up to $50 million of the Company’s common stock from time to time in the open market or in privately negotiated transactions. In addition, in the third quarter 2006, the Company’s Board of Directors authorized the repurchase of up to an additional $150 million of the Company’s common stock with a portion of the proceeds from the issuance of the 2011 Notes and the 2013 Notes.  As of June 30, 2008, $65.3 million of the Company’s common stock remains eligible for purchase under these authorizations. The Company’s Board of Directors has also given the Company the general authorization to repurchase shares of its common stock to satisfy employee withholding tax obligations related to stock-based compensation.

Under these programs, the Company repurchased 27,557 and 30,589 shares at an aggregate cost of $3.4 million and $1.6 million in the six months ended June 30, 2008 and 2007, respectively, to satisfy employee withholding taxes related to stock-based compensation.

The Company may make additional repurchases of shares under its stock repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors. Whether and when to initiate and/or complete any purchase of common stock and the amount of common stock purchased will be determined in the Company’s complete discretion. As of June 30, 2008, there were approximately 6.7 million shares of the Company’s common stock held in treasury.

11.          REDEEMABLE PREFERRED STOCK

In January 2007, Delta Airlines, Inc. exercised warrants to purchase 756,199 shares of the Company’s common stock by surrendering 13,470 shares of Series B Preferred Stock, representing all of the remaining outstanding shares of Series B Preferred Stock.  In the three months ended March 31, 2007, the Company issued a final pro-rated dividend to Delta Airlines, Inc. in the amount of 34,874 shares of common stock, resulting in a non-cash dividend charge of $1.6 million.  The exercise of the warrant was a non-cash transaction.

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

The Company recognizes income tax expense related to income generated outside of the United States based upon the applicable tax rates of the foreign countries in which the income is generated.  During the three and six months ended June 30, 2008 and 2007, the substantial majority of the Company’s foreign-sourced income has been generated in the Netherlands and the United Kingdom. Income tax expense for the three and six months ended June 30, 2008 and 2007 differs from the expected tax expense  at the U.S. statutory rate of 35% primarily due to lower foreign tax rates and the foreign tax benefit of interest expense on intercompany debt, partially offset by state income taxes and certain non-deductible stock-based compensation expense.

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

13.                              MINORITY INTERESTS

In connection with the Company’s acquisitions of Booking.com B.V. in July 2005 and Booking.com Limited in September 2004 and the reorganization of its European operations, key managers of Booking.com B.V. and Booking.com Limited purchased shares of priceline.com International.  In addition, these key managers were granted restricted stock and restricted stock units in priceline.com International shares that vest over time.  As of June 30, 2008, the total aggregate minority interest in priceline.com International on a fully diluted basis was approximately 2.7%.

The holders of the minority interest in priceline.com International have the right to put their shares to the Company and the Company has the right to call their shares at a purchase price reflecting the fair market value of the shares at the time of the exercise of the put or call right.  Subject to certain exceptions, (a) certain of the shares were subject to the put and call options in March 2008 and (b) certain of the shares are subject to the put and call options in August 2008.  In April 2008, in connection with the March 2008 put and call options, the Company repurchased 62,020 shares underlying minority interest with a carrying value of $3.7 million for an aggregate purchase price of approximately $31 million based upon fair value.  As a result of the April 2008 purchase, the minority interest in priceline.com International was reduced on a fully diluted basis to 2.7%.  The purchases have been accounted for as step acquisitions and accordingly, the excess of the purchase price over the carrying value is recorded as an increase of intangible assets, deferred taxes and goodwill based upon preliminary estimated values.

All purchased securities and vested granted securities described above can be put by the holders of the securities or called by the Company shortly after the consummation of a “change in control” of the Company.  The aggregate fair value of the remaining minority interest in priceline.com International is estimated to be approximately $128 million at June 30, 2008 based upon the estimated fair value established in April 2008 in connection with the Company’s repurchase of a portion of the minority interest.

14.          COMMITMENTS AND CONTINGENCIES

Litigation Related to Hotel Occupancy and Other Taxes

Statewide Class Actions and Putative Class Actions

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

•                  County of Nassau, New York v. Hotels.com, LP, et al.

•                  City of Fayetteville v. Hotels.com, L.P., et al.

•                  City of Jefferson, Missouri v. Hotels.com, LP, et al.

•                  City of Gallup, New Mexico v. Hotels.com, L.P., et al.

A discussion of each of the legal proceedings listed above can be found in the section titled “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2007 and/or in the section titled “Commitments and Contingencies” of our Quarterly Report on Form 10-Q for the three months ended March 31, 2008.

The following developments regarding such legal proceedings occurred during or after the quarter ended June 30, 2008:

 City of San Antonio, Texas v. Hotels.com, L.P., et al.:  On May 27, 2008, the court granted the City of San Antonio’s motion to certify a class of 175 specifically enumerated Texas municipalities that the City alleges to have hotel occupancy tax ordinances similar to it.  On June 10, 2008, the defendants petitioned the United States Court of Appeals for the Fifth Circuit for interlocutory review of the class certification decision, which petition was denied on July 3, 2008.  The parties are presently conducting discovery.

City of Rome, Georgia, et al. v. Hotels.com, L.P., et al.:  On March 26, 2008, certain of the plaintiffs in the City of Rome action sent the defendants, including the Company and its subsidiaries, proposed assessments of hotel occupancy tax.  The Company and its subsidiaries promptly responded on March 31, 2008.  Certain of the plaintiffs in the City of Rome action sent the defendants, including the Company and its subsidiaries, renewed assessments.  The administrative process of those plaintiffs remains ongoing and the action remains stayed.

Lake County Convention and Visitors Bureau, Inc. and Marshall County v. Hotels.com, L.P., et al.:  On July 14, 2008, the court denied the defendants’ motion to dismiss the complaint.  On July 28, 2008, the defendants answered the complaint.

Louisville/Jefferson County Metro Government v. Hotels.com, L.P., et al.:  On March 21, 2008, the Louisville/Jefferson County Metro Government filed an unopposed motion to amend its complaint to withdraw its allegations relating to the proposed certification of a class of Kentucky cities, counties and townships that have enacted transient room taxes, and to make certain other changes to the alleged facts.  That motion was granted on June 6, 2008 and the Louisville/Jefferson County Metro Government was ordered to file an amended complaint, although it has not yet done so.  On May 16, 2008, the defendants moved to dismiss the intervening complaint filed by the Lexington-Fayette Urban County Government.  That motion remains pending.

City of Fayetteville v. Hotels.com, L.P., et al.:  On June 30, 2008, the court issued a letter opinion indicating it would grant the defendants’ motion to dismiss the complaint.  On July 25, 2008, the court issued an order dismissing the complaint.

City of Jefferson, Missouri v. Hotels.com, LP, et al.:  On June 19, 2008, the court granted the defendants’ motion to dismiss in part and denied it in part.  The court dismissed the claim for violation of the Missouri Merchandising Practices Act, but did not dismiss the remaining claims.  On July 21, 2008, the defendants answered the complaint.

City of Jacksonville v. Hotels.com, L.P., et al.:  In July 2006, a putative class action was filed in the Circuit Court, Fourth Judicial Circuit, in and for Duval County, Florida, by the City of Jacksonville on behalf of itself and a putative class of Florida counties that collect tourist development taxes and/or convention development taxes and that have elected self administration of such taxes.  In addition to the tax claims, the complaint also asserts claims for conversion, unjust enrichment, a constructive trust, and a declaratory judgment.  On August 21, 2007, the court granted defendants’ motion to dismiss the complaint for the City of Jacksonville’s failure to exhaust its mandatory administrative procedures for tax collection. On September 10, 2007, the City of Jacksonville moved for a stay of proceedings pending the outcome of that administrative process.  That motion was denied on October 31, 2007 and the case was closed.   No appeal was taken by the City of Jacksonville.  On July 1, 2008, the City of Jacksonville filed a first amended complaint.  The proposed first amended complaint asserts only a declaratory judgment claim related to the defendants’ alleged liability for tourist development taxes and/or convention development taxes.  On July 15, 2008, the defendants moved to dismiss and to strike the amended complaint.

In addition to those cases listed or discussed above, the following additional legal proceedings were filed during or after the quarter ended June 30, 2008:

The City of Goodlettsville, Tennessee, et al. v. priceline.com Incorporated, et al.:  On June 2, 2008, a putative class action was filed in the United States District Court for the Middle District of Tennessee by the City of Goodlettsville and the City of Brentwood, Tennessee on behalf of themselves and a putative class of Tennessee political subdivisions that impose a tax on the privilege of occupancy of a hotel or other lodging establishment.  In addition to the tax claims, the complaint also asserts claims for unjust enrichment and conversion.  The defendants will answer or otherwise respond to the complaint on August 7, 2008.

The Township of Lyndhurst, New Jersey v. priceline.com Incorporated, et al.:  On June 18, 2008, a putative class action was filed in the United States District Court for the District of New Jersey by the Township of Lyndhurst on behalf of itself and a putative class of New Jersey political subdivisions that impose hotel occupancy taxes.   In addition to the tax claims, the complaint also asserts claims for unjust enrichment, conversion, a constructive trust, and a declaratory judgment.  The defendants will answer or otherwise respond to the complaint on August 19, 2008.

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

•                  City of Houston, Texas v. Hotels.com, LP, et al.

•                  City of Oakland, California v. Hotels.com, L.P., et al.

•                  City of Madison v. Expedia, Inc., et al.

•                  Mecklenburg County v. Hotels.com, LP, et al.

A discussion of each of the legal proceedings listed above can be found in the section titled “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2007 and/or in the section titled “Commitments and Contingencies” of our Quarterly Report on Form 10-Q for the three months ended March 31, 2008.

The following developments regarding such legal proceedings occurred during or after the quarter ended June 30, 2008:

City of Findlay v. Hotels.com, L.P., et al. and City of Columbus, et al. v. Hotels.com, L.P., et al.:  On June 19, 2008, the court denied the defendants’ motion to dismiss the first amended consolidated complaint, adopting the reasoning of the court’s opinion on the motion to dismiss in the City of Findlay action.  On July 3, 2008, the defendants answered the first amended consolidated complaint.  The parties are presently conducting discovery.

City of Atlanta, Georgia v. Hotels.com L.P., et al.:  On May 20, 2008, the Georgia Supreme Court granted certiorari to certain questions raised by plaintiff from the October 26, 2007 decision of the Georgia Court of Appeals affirming the dismissal of this action.  That appeal has been briefed and will be heard on September 8, 2008.

City of North Myrtle Beach, South Carolina v. Hotels.com, LP, et al.:  On June 25, 2008, the court granted the plaintiff’s motion to amend its complaint to assert claims arising under the South Carolina Unfair Trade Practices Act.  The parties are currently conducting discovery.

Horry County, et al. v. Hotels.com, LP, et al.:  On March 18, 2008, the court denied the defendants’ motion to dismiss.  On May 9, 2008, the defendants answered the complaint.  The parties are presently conducting discovery.

City of Myrtle Beach, South Carolina v. Hotels.com, LP, et al.:  On March 18, 2008, the court denied the defendants’ motion to dismiss.  On May 9, 2008, the defendants answered the complaint.  The parties are presently conducting discovery.

City of Houston, Texas v. Hotels.com, LP., et al.:  On May 27, 2008, the court granted plaintiffs’ motion for a new trial.

City of Madison v. Expedia, Inc., et al.:  On June 23, 2008, the court granted the defendants’ motion to dismiss the complaint.

Mecklenburg County v. Hotels.com LP, et al.:  On May 15, 2008, the court granted in part and denied in part the defendants’ motion to dismiss the complaint, adopting the reasoning of the court’s prior opinion on the

motion to dismiss in the Wake County action.   The court dismissed the claim for violation of North Carolina General Statute § 75-1, et seq.  The remaining claims survived the defendants’ motion.

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

A discussion of each of the legal proceedings listed above can be found in the section titled “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2007 and/or in the section titled “Commitments and Contingencies” of our Quarterly Report on Form 10-Q for the three months ended March 31, 2008.

The following developments regarding such legal proceedings occurred during or after the quarter ended June 30, 2008:

Marshall, et al. v. priceline.com, Inc.:  On February 29, 2008, the plaintiffs moved for leave to amend their complaint to assert additional claims for breach of contract and the implied duty of good faith and fair dealing alleging that the Company included a hidden fee within its room rate charge.  The Company opposed the plaintiffs’ motion for leave to amend, which remains pending.   The parties are presently conducting discovery.

Bush, et al. v. Cheaptickets, Inc., et al.:  On July 11, 2008, the plaintiffs proposed a draft second amended complaint that withdraws claims against certain defendants, including the Company, but not others.  The Company has not opposed the proposed amendments.  This action was dismissed against the Company without prejudice on August 6, 2008.

The Company intends to defend vigorously against the claims in all of the proceedings described above.

Administrative Proceedings and Other Possible Actions

At various times the Company has also received inquiries or proposed tax assessments from municipalities and other taxing jurisdictions relating to its charges and remittance of amounts to cover state and local hotel occupancy and other related taxes.  The City of Philadelphia, Pennsylvania; Miami-Dade County, Florida; Broward County, Florida; Suffolk County, New York; the City of Anaheim, California; the City of San Francisco, California; and state tax officials from Wisconsin, Pennsylvania, Hawaii and Indiana, among others, have begun formal or informal administrative procedures or stated that they may assert claims against the Company relating to allegedly unpaid state or local hotel occupancy or related taxes.  The Company is unable at this time to predict whether any such proceedings or assessments will result in litigation.

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

On May 3, 2007, the Company entered into a Stipulation and Agreement of Settlement (“Settlement Agreement”) to settle a class action lawsuit brought after its announcement that third quarter 2000 revenues would not meet expectations.  Under the terms of the Settlement Agreement, the class received $80 million in return for a release, with prejudice, of all claims against the Company and the individual defendants (the “Settling Defendants”) that are related to the purchase of the Company’s securities by class members during the class period.  The Company’s insurance carriers funded $30 million of the settlement.  As a result, the Company recorded a net charge in the six months ended June 30, 2007 of approximately $55.2 million representing its share of the cost to settle the litigation and cover related expenses.

The Company intends to defend vigorously against the claims in all of the proceedings described in this Note 14.  The Company has accrued for certain legal contingencies where it is probable that a loss has been incurred and the amount can be reasonably estimated.  Except as disclosed, such amounts accrued are not material to the Company’s consolidated balance sheets and provisions recorded have not been material to the consolidated results of operations.  The Company is unable to estimate the potential maximum range of loss.

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

Other Matters

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

Airline Excise Tax Refund

The online travel industry received guidance in the fourth quarter of 2006 in the form of a ruling from the Internal Revenue Service that the revenue earned by online intermediaries in connection with the facilitation of the purchase of airline tickets is not subject to Federal Excise Tax.  Due to the prior lack of clear guidance related to the application of federal excise taxes to amounts earned by online travel intermediaries, the Company historically remitted such taxes on the amounts it earned for facilitating the purchase of airline tickets.  The tax at issue was on the amounts earned by the Company and was not added to the ticket price paid by its customers.  Accordingly, the Company sought refunds of the taxes it paid while the on-line travel industry pursued clarification on the issue.  The Company received notices from the Internal Revenue Service in March 2007 approving refund claims in the amount of $15.9 million, plus interest of $2.8 million and, therefore, the Company recorded the refund in revenue and interest income in the first quarter of 2007.  The Company recorded additional excise tax refunds of approximately $2.3 million in revenue, plus accrued interest of $0.5 million in the second quarter of 2007.

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

We launched our business in the United States in 1998 under the priceline.com brand and have since expanded our operations to include, among others, the brands Booking.com and Active Hotels in Europe and Agoda in Asia.  Our principal goal is to be the leading worldwide online hotel reservation service.  At present, we derive substantially all of our revenues from the following sources:

•                              Transaction revenues from our Name Your Own Price® hotel room, rental car services and airline ticket, as well as our vacation packages service;

•                              Commissions earned from the sale of price-disclosed hotel rooms, rental cars, cruises and other travel services;

•                              Customer processing fees charged in connection with the sale of both Name Your Own Price® and price-disclosed hotel rooms and Name Your Own Price® airline tickets and rental cars services.  We eliminated processing fees for our price-disclosed airline ticket service in June 2007;

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

Over the last several years, our business has transitioned from one driven primarily by domestic results to one driven primarily by international results.  Prior to 2004, substantially all of our revenues were generated within the United States.  In September 2004, we acquired Booking.com Limited, a U.K.-based online hotel service, in July 2005, we acquired Booking.com B.V., a Netherlands-based online hotel service, and in November 2007, we acquired Agoda Company, Ltd. (“Agoda”) and AGIP LLC (“AGIP,” and together with Agoda, the “Agoda Companies”), an online hotel service with operations in Singapore and Thailand.  During each of the three and six month periods ended June 30, 2008, our international business – the significant majority of which is currently generated by our European operations – represented approximately 59% of our gross bookings (an operating and statistical metric referring to the total dollar value, inclusive of all taxes and fees, of all travel services purchased by our customers), and contributed more than two-thirds of our consolidated operating income during each period.  We expect that through the remainder of 2008 and beyond, our international business will represent a growing percentage of our total gross bookings and operating income.  Given that our international business is primarily comprised of hotel reservation services, revenue earned in connection with the reservation of hotel room nights has come to represent a substantial majority of our gross profit.

Economic uncertainty in the United States and Europe and high fuel prices are negatively affecting the broad travel market.  The airline sector in particular has experienced significant turmoil: crude oil prices and costs to convert crude oil to jet fuel have hit all-time highs and July 2008 airline industry data showed reductions in domestic airline traffic.  Hotels have recently reported decreases in occupancy rates (a common metric that measures hotel customer usage) and average daily rates (“ADRs”) in both the United States and Europe.  We do not believe that our consolidated first half 2008 financial results were significantly impacted by an economic slowdown, as we believe that the positive trends impacting our domestic and international business overshadowed these negative influences.  However, if macro economic uncertainty and these softening travel market trends continue, including, without limitation, further deterioration in ADRs, we expect them to have a negative impact on our business.

The hotel market has, until 2008, been characterized by robust demand and limited supply, leading to increased occupancy rates, and in turn, increased ADRs.  Recently, however, we have seen a general decrease in occupancy rates, an increase in reservation cancellation rates and a slowing in the growth of ADRs, with some markets experiencing a year-over-year decline in ADRs.  We expect to see these trends continue for the remainder of 2008.  While lower occupancy rates have historically resulted in hotel suppliers increasing their distribution of hotel rooms through third-party intermediaries such as us, our remuneration for hotel transactions changes proportionately with room price, and therefore, lower ADRs generally have a negative effect on our hotel business and a negative effect on our gross profit.

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

As our international operations have become significant contributors to our results and international hotel bookings have become of increased importance to our earnings, we have seen, and expect to continue to see, changes in certain of our operating expenses and other financial metrics.  For example, because our international operations utilize online affiliate and search marketing as the principal means of generating traffic to their websites, our online advertising expense has increased significantly since our acquisition of those companies, a trend we expect to continue through the remainder of 2008 and beyond.  In addition, and as discussed in more detail below, since the acquisitions of Booking.com Limited and Booking.com B.V., we have seen the effects of seasonal fluctuations on our operating results change as a result of different revenue recognition policies that apply to our price-disclosed services (including our international hotel service) as compared to our Name Your Own Price® services.

Another impact of the growing importance that our international operations represent to our business is our increased exposure to foreign currency exchange risk.  Because we are conducting a significant and growing portion of our business outside the United States and are reporting our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates as the financial results of our international operations are translated from local currency into U.S. dollars upon consolidation.  Our international operations contributed approximately $164.5 million and $268.7 million to our revenues for the three and six months ended June 30, 2008, respectively, which compares to $90.4 million and $138.3 million for the same periods in 2007, respectively.  Approximately $14.5 million and $23.4 million, respectively, of this increase is due to fluctuations in currency exchange rates.  As a result, our year-over-year revenue growth in the three and six months ended June 30, 2008, was approximately 65.9% and 77.4%, respectively, on a local currency basis compared to approximately 82.0% and 94.3%, respectively, after giving effect to currency fluctuations.  If the U.S. dollar weakens against the local currency, the translation of our foreign-currency-denominated balances will result in increased net assets, net revenues, operating expenses, and net income.  Similarly, our net assets, net revenues, operating expenses, and net income will decrease if the U.S. dollar strengthens against local currency.

Domestic Trends.  While demand for online travel services continues to experience annualized growth, we believe that the domestic market share of third-party distributors, like priceline.com, has declined over the recent past and that the growth of the domestic online market for travel services has slowed.  We believe the decline in market share is attributable, in part, to a concerted initiative by travel suppliers to direct customers to their own websites in an effort to reduce distribution expenses and establish more direct control over their pricing.

In addition, airlines have generally experienced year-over-year increases in load factors (a common metric that measures airplane customer usage), which leaves them with less excess supply to provide third party intermediaries like priceline.com.  Recent decreases in domestic airline capacity and the emerging prospect of industry consolidation, as evidenced by the recent merger agreement between Delta Air Lines and Northwest Airlines, could further reduce the amount of airline tickets available to us.  In addition, major airline carriers have announced that significant reductions in U.S. capacity will begin in September 2008.  These reductions are expected to result in increased fares and lower traveler demand.  Higher fares and lower traveler demand could negatively impact our domestic air business, which could in turn negatively impact our domestic hotel and rental car businesses.  For example, high fuel prices, issues with automobile manufacturers and anticipation of decreased domestic airline capacity have caused rental car companies that participate in our system to reduce the sizes of their fleets, which reduces the amount of rental car supply available to us.  This has an adverse impact on our Name Your Own Price® rental car service because it reduces our ability to fulfill consumer demand. Notwithstanding these trends, we continue to believe that the market for domestic online travel services is an attractive market with continued opportunity for growth.

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

We believe that our success will depend in large part on our ability to maintain profitability, primarily from our hotel business, to continue to promote the priceline.com brand in the United States, the Booking.com brand internationally, the Agoda brand in Asia and, over time, to offer other travel services and further expand into other international markets. Factors beyond our control, such as terrorist attacks, political instability, regional hostilities, increases in fuel prices, imposition of taxes or surcharges by regulatory authorities, travel related accidents, travel related health concerns, unusual weather patterns, including natural disasters such as hurricanes, tsunamis or earthquakes; or the withdrawal from our system of a major hotel supplier or airline, could adversely affect our business and results of operations and impair our ability to effectively implement all or some of the initiatives described above.  We intend to continue to invest in marketing and promotion, technology and personnel within parameters consistent with attempts to improve operating results.  We also intend to broaden the scope of our business, and to that end, we explore strategic alternatives from time to time in the form of, among other things, mergers and acquisitions. In addition, we currently do not have operations in geographic areas such as South America, and therefore may consider strategic alternatives in those areas.  Our goal is to improve volume and sustain gross margins in an effort to maintain profitability. The uncertain environment described above makes the prediction of future results of operations difficult, and accordingly, we cannot provide assurance that we will sustain revenue growth and profitability.

Seasonality.  Our Name Your Own Price® services are generally non-refundable in nature, and accordingly, we recognize travel revenue at the time a booking is generated.  However, we recognize revenue generated from our retail hotel services, including our international operations, at the time that the customer checks out of the hotel.  As a result, a meaningful amount of retail hotel bookings generated earlier in the year, as customers plan and reserve their spring and summer vacations, will not be recognized as revenue until future quarters. From a cost perspective, however, we expense the substantial majority of our advertising activities as they are incurred, which is typically in the quarter in which bookings are generated.  Therefore, as our retail hotel business continues to grow, we expect our quarterly results to become increasingly impacted by these seasonal factors.

Results of Operations

Three and Six Months Ended June 30, 2008 compared to the Three and Six Months Ended June 30, 2007

Operating and Statistical Metrics

Our financial results are driven by certain operating metrics that encompass the booking activity generated by our travel services.  Specifically, reservations of hotel room nights, rental car days and airline tickets capture the volume of units purchased by our customers.  Gross bookings is an operating and statistical metric that captures the total dollar value inclusive of taxes and fees of all travel services booked by our customers.  International gross bookings reflect gross bookings generated principally by websites owned by, operated by, or dedicated to providing gross bookings for our international brands and operations, and domestic gross bookings reflect gross bookings generated principally by websites owned by, operated by, or dedicated to providing gross bookings by our domestic operations, in each case without regard to the location of the travel or the customer purchasing the travel.

Gross bookings resulting from hotel room nights, rental car days and airline tickets sold through our domestic and international operations for the three and six months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	(in millions)			(in millions)
	2008	2007	Change	2008	2007	Change

Domestic	$872	$548	59.2%	$1,594	$1,027	55.2%
International	1,238	687	80.1%	2,275	1,207	88.5%
Total	$2,110	$1,235	70.9%	$3,869	$2,233	73.2%

Gross bookings resulting from hotel room nights, rental car days and airline tickets sold through our agency and merchant models for the three and six months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	(in millions)			(in millions)
	2008	2007	Change	2008	2007	Change

Agency	$1,657	$919	80.2%	$3,027	$1,630	85.7%
Merchant	453	316	43.6%	842	603	39.4%
Total	$2,110	$1,235	70.9%	$3,869	$2,233	73.2%

Gross bookings increased by 70.9% and 73.2% for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007.  The increase in the three and six month periods was primarily attributable to growth of 80.1% and 88.5%, respectively, in our international gross bookings, virtually all of which relates to retail hotel room night sales (including the $167 million and $294 million favorable impact of foreign currency exchange rates in the three and six month periods, respectively).  Domestic gross bookings increased in the three and six months ended June 30, 2008, by 59.2% and 55.2%, respectively, primarily due in part to growth in the sale of retail airline tickets due to the elimination of booking fees in June of 2007, Name Your Own Price® hotel room nights, price-disclosed hotel room nights and Name Your Own Price® airline tickets.

Agency gross bookings increased 80.2% and 85.7% for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007, due to growth in our international hotel operations and in the sale of retail airline tickets due in part to the elimination of booking fees in June of 2007.  Merchant gross bookings increased 43.6% and 39.4% for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007, due to an increase in the sale of Name Your Own Price® hotel room nights, the inclusion of room nights sold by Agoda, which was acquired in November 2007, Name Your Own Price® airline tickets and domestic merchant price-disclosed hotel room nights.  Agoda gross bookings amounted to $24.2 million and $48.8 million for the three and six months ended June 30, 2008, respectively.

	Hotel Room Nights	Rental Car Days	Airline Tickets

Three Months ended June 30, 2008	10.9 million	2.8 million	1.4 million

Three Months ended June 30, 2007	7.2 million	2.3 million	0.7 million

Six Months ended June 30, 2008	20.3 million	5.4 million	2.5 million

Six Months ended June 30, 2007	13.2 million	4.3 million	1.3 million

Hotel room nights sold increased by 50.2% and 53.5% for the three and six months ended June 30, 2008, respectively, over the same periods in 2007, primarily due to an increase in the sale of agency room nights in connection with our international operations, an increase in the sale of Name Your Own Price® and price-disclosed hotel room nights in the United States and the inclusion of room nights sold by Agoda, which was acquired in November 2007.

Rental car days sold increased by 23.7% and 26.8% for the three and six months ended June 30, 2008, respectively, over the same periods in 2007, due to increases in sales of both our price-disclosed and Name Your Own Price® rental car services.

Airline tickets sold increased by 98.2% and 90.8% for the three and six months ended June 30, 2008, respectively, over the same periods in 2007, due primarily to an increase in the sale of price-disclosed airline tickets due in part to our elimination of booking fees in June 2007 and increased marketing support.

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

We continue to experience a shift in the mix of our travel business from a business historically focused exclusively on the sale of domestic point-of-sale travel services to a business that includes significant sales of international point-of-sale hotel services, a significant majority of which are currently generated in Europe.  Because our domestic services include merchant Name Your Own Price® travel services, which are reported on a “gross” basis, while both our domestic and international retail travel services are primarily recorded on a “net” basis, revenue increases and decreases are impacted by changes in the mix of the sale of merchant and retail travel services and, consequently, gross profit has become an increasingly important measure of evaluating growth in our business.  Our international operations contributed approximately $164.5 million and $268.7 million to our revenues for the three and six months ended June 30, 2008, respectively, which compares to $90.4 million and $138.3 million for the same periods in 2007, respectively.  Approximately $14.5 million and $23.4 million, respectively, of this increase is due to fluctuations in currency exchange rates.

	Three Months Ended June 30,			Six Months Ended June 30,
	($000)%			($000)%
	2008	2007	Change	2008	2007	Change

Merchant Revenues	$336,230	$254,909	31.9%	$625,388	$500,921	24.8%
Agency Revenues	173,249	98,344	76.2%	283,181	152,855	85.3%
Other Revenues	4,497	2,627	71.2%	8,586	3,493	145.8%
Total Revenues	$513,976	$355,880	44.4%	$917,155	$657,269	39.5%

Merchant Revenues

Merchant revenues for the three and six months ended June 30, 2008 increased 31.9% and 24.8%, respectively, compared to the same periods in 2007, primarily due to an increase in the sale of Name Your Own Price® hotel room nights, airline tickets and rental car days and the inclusion of revenues generated by Agoda, which was acquired in November 2007.  In the three and six months ended June 30, 2007, merchant revenues were positively impacted by the excise tax refund of $2.3 million and $18.2 million, respectively (see Note 14 to our Unaudited Consolidated Financial Statements).  Our international operations contributed approximately $4.4 million and $9.5 million to our merchant revenues for the three and six months ended June 30, 2008, respectively, which compares to $0.9 million and $1.8 million for the same periods in 2007, respectively.  Agoda contributed approximately $3.4 million and $7.5 million of the merchant revenue attributable to our international operations for the three and six months ended June 30, 2008, respectively.

Agency Revenues

Agency revenues for the three and six months ended June 30, 2008 increased 76.2% and 85.3%, respectively, compared to the same periods in 2007, primarily as a result of growth in our international operations, which contributed $160.1 million and $89.5 million of agency revenue for the three months ended June 30, 2008 and 2007, respectively, and $259.2 million and $136.5 million of agency revenue for the six months ended June 30, 2008 and 2007, respectively.  Approximately $14.5 million and $23.4 million of the increase over the three and six months ended June 30, 2008, respectively, is due to fluctuations in currency exchange rates.

Other Revenues

Other revenues during the three and six months ended June 30, 2008 consisted primarily of advertising.  Other revenues for the three and six months ended June 30, 2008 increased 71.2% and 145.8%, respectively, compared to the same periods in 2007, primarily as a result of higher online advertising revenues due to new advertising partner relationships initiated in 2007 and the revenue generated by an online advertising company acquired in December 2007.

Cost of Revenues and Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
	($000)%			($000)%
	2008	2007	Change	2008	2007	Change

Cost of Revenues	$260,251	$198,669	31.0%	$482,327	$380,341	26.8%
% of Revenues	50.6%	55.8%		52.6%	57.9%

Cost of Revenues

For the three and six months ended June 30, 2008, cost of revenues consisted primarily of: (1) the cost of Name Your Own Price® hotel rooms from our suppliers, net of applicable taxes, (2) the cost of Name Your Own Price® airline tickets from our suppliers, net of the federal air transportation tax, segment fees and passenger facility charges imposed in connection with the sale of airline tickets; and (3) the cost of Name Your Own Price® rental cars from our suppliers, net of applicable taxes.  Cost of revenues for the three and six months ended June 30, 2008 increased by 31.0% and 26.8%, compared to the same periods in 2007, respectively, due primarily to the increase in merchant revenue discussed above.  Merchant price-disclosed hotel revenues in the U.S. and at Agoda are recorded at their net amounts, which are amounts received less amounts paid to suppliers and therefore, there are no associated costs of merchant price-disclosed hotel revenues.

Agency revenues are recorded at their net amount, which are amounts received less amounts paid to suppliers, if any, and therefore, there are no costs of agency revenues.

Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
	($000)%			($000)%
	2008	2007	Change	2008	2007	Change

Gross Profit	$253,725	$157,211	61.4%	$434,828	$276,928	57.0%
Gross Margin	49.4%	44.2%		47.4%	42.1%

Total gross profit for the three and six months ended June 30, 2008 increased by 61.4% and 57.0%, respectively, compared to the same periods in 2007, primarily as a result of increases in revenue discussed above.  Total gross margin (gross profit expressed as a percentage of total revenue) increased during the three and six months ended June 30, 2008, compared to the same periods in 2007, because Name Your Own Price® transactions, whose revenues are recorded “gross” with a corresponding cost of revenue, represented a smaller percentage of transactions compared to retail, price-disclosed transactions which are primarily recorded “net” with no corresponding cost of revenues.  In the three and six months ended June 30, 2007, gross profit and gross margin were positively impacted by the excise tax refund of $2.3 million and $18.2 million, respectively, recorded in merchant revenue (see Note 14 to our Unaudited Consolidated Financial Statements).  Because Name Your Own Price® transactions are reported “gross” and retail transactions are primarily recorded on a “net” basis, we believe that gross profit has become an increasingly important measure of evaluating growth in our business. Our international operations accounted for approximately $163.6 million and $266.7 million of our gross profit for the three and six months ended June 30, 2008, respectively, which compares to $89.6 million and $136.7 million for the same periods in 2007, respectively.  Agoda accounted for approximately $3.4 million and $7.5 million of the gross profit attributable to our international operations for the three and six months ended June 30, 2008, respectively.

Operating Expenses

Advertising

	Three Months Ended June 30,			Six Months Ended June 30,
	($000)%			($000)%
	2008	2007	Change	2008	2007	Change

Offline Advertising	$9,928	$9,281	7.0%	$21,959	$20,615	6.5%
% of Total Gross Profit	3.9%	5.9%		5.1%	7.4%
Online Advertising	$72,860	$43,470	67.6%	$130,661	$75,397	73.3%
% of Total Gross Profit	28.7%	27.7%		30.0%	27.2%

Offline advertising expenses consist primarily of: (1) the expenses associated with domestic television, radio and print advertising; and (2) the cost for creative talent, production costs and agency fees for television, radio and print advertising. For the three and six months ended June 30, 2008, offline advertising expenses were higher than in the same periods in 2007 primarily as a result of increased print advertising and television production costs related to our “Negotiator” advertising campaign, partially offset by a decrease in television and radio advertising.  Online advertising expenses primarily consist of the costs of (1) search engine keyword purchases; (2) affiliate programs; (3) banner and pop-up advertisements; and (4) e-mail campaigns.  For the three and six months ended June 30, 2008, online advertising expenses increased over the same periods in 2007, primarily due to an increase in online advertising expenses to support significantly increased retail agency hotel room nights booked by our international operations, which rely primarily on online advertising, in particular keyword purchases and payments to affiliate advertisers, to support their businesses.

Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
	($000)%			($000)%
	2008	2007	Change	2008	2007	Change

Sales and Marketing	$19,930	$11,525	72.9%	$36,263	$22,934	58.1%
% of Total Gross Profit	7.9%	7.3%		8.3%	8.3%

Sales and marketing expenses consist primarily of (1) credit card processing fees associated with merchant transactions; (2) fees paid to third-party service providers that operate our call centers; and (3) provisions for credit card chargebacks.  For the three and six months ended June 30, 2008, sales and marketing expenses, which are substantially variable in nature, increased over the same periods in 2007, primarily due to (1) increased gross booking volumes; (2) increased credit card chargeback activity associated with the bankruptcies of two of our airline suppliers; and (3) the inclusion of sales and marketing expenses related to Agoda, which was acquired in November 2007 and which has experienced higher customer chargeback activity than our other merchant services.

Personnel

	Three Months Ended June 30,			Six Months Ended June 30,
	($000)%			($000)%
	2008	2007	Change	2008	2007	Change

Personnel	$39,644	$23,435	69.2%	$76,528	$44,926	70.3%
% of Total Gross Profit	15.6%	14.9%		17.6%	16.2%

Personnel expenses consist of compensation to our personnel, including salaries, bonuses, taxes, employee health benefits and stock-based compensation. For the three and six months ended June 30, 2008, personnel expenses increased over the same periods in 2007, primarily due to personnel expenses associated with head count growth of our international operations, increased stock-based compensation expense and increased employee performance bonus expense.  Stock-based compensation expense was approximately $9.1 million and $3.5 million for the three months ended June 30, 2008 and 2007, respectively, and approximately $19.0 million and $6.6 million for the six months ended June 30, 2008 and 2007, respectively.

General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	($000)%			($000)%
	2008	2007	Change	2008	2007	Change

General and Administrative	$14,209	$9,777	45.3%	$25,995	$73,652	(64.7)%
% of Total Gross Profit	5.6%	6.2%		6.0%	26.6%

General and administrative expenses consist primarily of: (1) fees for outside professionals, including litigation expenses; (2) occupancy expenses; and (3) personnel related expenses. General and administrative expenses decreased during the six months ended June 30, 2008, over the same period during 2007, due to a $55.2 million expense related to a litigation settlement in 2007.  Excluding the litigation settlement, general and administrative expenses increased by 51.2% and 41.2%, respectively, in the three and six months ended June 30, 2008, compared to the same periods in 2007, due to additional fees for outside professionals, expenses related to litigation activities, expenses related to the evaluation of acquisition opportunities, and increased general and administrative expenses associated with the growth of our international operations.

Information Technology

	Three Months Ended June 30,			Six Months Ended June 30,
	($000)%			($000)%
	2008	2007	Change	2008	2007	Change

Information Technology	$5,136	$3,152	62.9%	$9,286	$6,063	53.2%
% of Total Gross Profit	2.0%	2.0%		2.1%	2.2%

Information technology expenses consist primarily of: (1) outsourced data center costs relating to our domestic and international data centers; (2) system maintenance and software license fees; (3) data communications and other expenses associated with operating our Internet sites; and (4) payments to outside consultants. For the three and six months ended June 30, 2008, the increase in information technology expenses compared to the same periods in 2007 was primarily associated with the growth of our international operations.

Depreciation and Amortization

	Three Months Ended June 30,			Six Months Ended June 30,
	($000)%			($000)%
	2008	2007	Change	2008	2007	Change

Depreciation and Amortization	$11,064	$8,997	23.0%	$21,417	$17,502	22.4%
% of Total Gross Profit	4.4%	5.7%		4.9%	6.3%

Depreciation and amortization expenses consist of:  (1) amortization of intangible assets with determinable lives; (2) amortization of internally developed and purchased software, (3) depreciation of computer equipment; and (4) depreciation of leasehold improvements, office equipment and furniture and fixtures.  For the three and six months ended June 30, 2008, depreciation and amortization expense increased from the same periods in 2007, primarily as a result of increased depreciation and amortization related to investment increases in our international operations.

Other Income (Expense)

	Three Months Ended June 30,			Six Months Ended June 30,
	($000)%			($000)%
	2008	2007	Change	2008	2007	Change

Interest Income	$2,905	$6,112	(52.5)%	$7,077	$14,315	(50.6)%
Interest Expense	(2,351)	(2,484)	(5.4)%	(5,023)	(4,954)	1.4%
Foreign Currency Transactions and Other	30	(332)	(109.0)%	(5,053)	(545)	827.2%
Total	$584	$3,296	(82.3)%	($2,999)	$8,816	(134.0)%

For the three and six months ended June 30, 2008, interest income on cash and marketable securities decreased over the same periods in 2007, as lower prevailing interest rates and investments in higher quality, lower yielding securities more than offset higher cash and marketable securities balances.  In addition, interest income for the three and six months ended June 30, 2007 included approximately $0.5 million and $3.3 million, respectively, of interest received on our excise tax refund.  Interest expense decreased for the three months ended June 30, 2008 versus 2007 due primarily to the conversion of $49.9 million of 1% Notes, lower interest rates and the termination of our interest rate swap agreement.  Foreign exchange gains in the amount of $30,000 and losses of $0.4 million for the three months ended June 30, 2008 and 2007, respectively, and losses of $5.1 million and $0.6 million for the six months ended June 30, 2008 and 2007, respectively, were recorded in “Foreign currency transactions and other,” and were principally related to foreign exchange derivative contracts.

Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	($000)%			($000)%
	2008	2007	Change	2008	2007	Change

Income tax expense	$26,211	$14,964	75.2%	$35,729	$3,371	959.9%

Income tax expense for the three and six months ended June 30, 2008 increased compared to the same periods in 2007 due to higher pretax income.  Our effective tax rate differs from the expected tax provision at the U.S. statutory tax rate of 35% principally due to lower foreign tax rates and the foreign tax benefit of interest expense on intercompany debt, partially offset by state income taxes and certain non-deductible stock-based compensation expense.  Due to our significant net operating loss carryforwards, we do not expect to pay significant cash taxes on our U.S. federal taxable income tax for the foreseeable future.  We expect to make cash payments for international income taxes and U.S. alternative minimum tax.

Equity in Income (Loss) of Investees and Minority Interests

	Three Months Ended June 30,			Six Months Ended June 30,
	($000)%			($000)%
	2008	2007	Change	2008	2007	Change

Equity in Income (Loss) of Investees and Minority Interests	$(1,231)	$(1,334)	(7.7)%	$(1,741)	$(1,428)	21.9%

Equity in income (loss) of investees and minority interests for the three and six months ended June 30, 2008 and 2007, represented (1) minority interests associated with the ownership of priceline.com International that is held by former shareholders of Booking.com B.V. and Booking.com Limited, including certain European-based managers of that business; and (2) equity in income (loss) of investees, comprised of our pro rata share of

pricelinemortgage.com’s net results.  The change versus the prior year was primarily due to an increase in the minority interest in the earnings of priceline.com International.

Liquidity and Capital Resources

As of June 30, 2008, we had $551.2 million in cash, cash equivalents and short-term investments.  Cash equivalents are primarily comprised of U.S. Treasury money market accounts, foreign governmental securities and AAA rated corporate debt money market accounts.  Short-term investments are primarily comprised of U.S. and foreign government securities, highly liquid, investment grade corporate debt instruments and certificates of deposit.

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

Net cash provided by operating activities for the six months ended June 30, 2008, was $133.3 million, resulting from net income of $72.3 million, non-cash items not affecting cash flows of $58.9 million and $2.1 million of positive changes in working capital.  The changes in working capital for the six months ended June 30, 2008, were primarily related to a $64.1 million increase in accounts payable, accrued expenses and other current liabilities, partially offset by a $63.1 increase in accounts receivable.  The increase in these working capital balances is primarily related to seasonal increases in business volume. Our bookings and revenues are generally higher in the second quarter of the year than in the fourth quarter of the year which results in higher accounts receivable, accounts payable and deferred merchant bookings at June 30 compared to December 31.  We do not believe there has been any significant change in credit risk regarding our accounts receivable.  Non-cash items were primarily associated with stock-based compensation expense, deferred taxes and depreciation and amortization, primarily related to acquisition-related intangible assets.

Net cash provided by operating activities for the six months ended June 30, 2007 was $27.6 million, resulting from net income of $19.9 million and non-cash items not affecting cash flows of $21.4 million, partly offset by $13.6 million of changes in working capital. The changes in working capital for the six months ended June 30, 2007, were primarily related to a $28.8 million increase in accounts receivable and a $3.3 million increase in prepaid expenses and other current assets, partly offset by a $17.6 million increase in accounts payable, accrued expenses and other current liabilities.  The increase in these working capital balances is primarily related to seasonal increases in business volume. Operating cash flow for the six months ended June 30, 2007 was negatively impacted by payment of $55.2 million expense related to the securities litigation, partly offset by $24.3 million of excise tax refunds, including accrued interest (see Note 14 to our Unaudited Consolidated Financial Statements).  Non-cash items were primarily associated with stock-based compensation expense, deferred taxes, depreciation and amortization, primarily related to acquisition-related intangible assets.

Net cash used in investing activities was $7.2 million for the six months ended June 30, 2008.  Investing activities were affected by the purchase of $30.4 million of stock in priceline.com International held by minority interest shareholders, $1.6 million increase in restricted cash and $0.5 million of equity investments, partially offset by a $32.3 million of net proceeds from investments for the six months ended June 30, 2008.  Net cash used in investing activities was $35.2 million for the six months ended June 30, 2007.  Investing activities were affected by $14.4 million of net purchases of short-term investments for the six months ended June 30, 2007 and the purchase of $15.0 million of stock in priceline.com International held by minority interest shareholders.  Cash invested in purchases of property and equipment was $7.0 million and $5.5 million in the six months ended June 30, 2008 and 2007, respectively.

Net cash used in financing activities was approximately $48.5 million for the six months ended June 30, 2008.  The cash used in financing activities during the six months ended June 30, 2008 was primarily related to $49.9 million paid to settle the principal amount of senior notes upon conversion, $3.4 million of treasury stock purchases, partially offset by $3.7 million of proceeds from the exercise of employee stock options and $1.1 million of excess tax benefits from stock-based compensation.  Net cash provided by financing activities during the six months ended June 30, 2007 was primarily related to $9.6 million of proceeds from the exercise of employee stock options, partially offset by $1.6 million of treasury stock purchases.

As more fully discussed in Note 13 to the Unaudited Consolidated Financial Statements, the total minority interest in priceline.com International on a fully diluted basis is approximately 2.7% at June 30, 2008.  The remaining outstanding minority interest in priceline.com International is subject to puts and call options that are exercisable in August 2008 and its aggregate fair value is estimated to be approximately $128 million at June 30, 2008 based upon the estimated fair value established in April 2008 in connection with the March 2008 put and call options.  In April 2008, in connection with the March 2008 put and call options, we repurchased 62,020 shares underlying minority interest with a carrying value of $3.7 million for an aggregate purchase price of $31 million based upon fair value.  We expect the future fair value of the minority interest to grow based upon expected continued strong performance of the international business.

Based upon the closing price of our common stock during the measurement periods provided for by our convertible debt during the three months ended June 30, 2008, the contingent conversion thresholds on each of our convertible senior note issues were substantially exceeded.  As a result, all of our outstanding notes (aggregate principal amount $520 million) are convertible at the option of the holder as of June 30, 2008 and, accordingly, have been classified as a current liability in the Unaudited Consolidated Balance Sheet as of that date.  In the three months ended June 30, 2008, approximately $49.9 million aggregate principal amount of the 1% Notes were converted.  The Company also received notices of conversion from the holders of approximately $29.6 million of the 1% Notes and $1.9 million of the 2011 Notes, which are expected to be settled in the third quarter of 2008.  On August 6, 2008, we announced that we intend to exercise our right to redeem all of the remaining outstanding 1% Notes on September 12, 2008.  While many factors contribute to the likelihood that the holders of the notes will elect to convert all or a portion of the notes, as the price of our common stock increases, the likelihood of conversion also increases.  If holders elect to convert, we are required to settle the principal amount of the notes in cash and the conversion premium in cash or shares of common stock at our option.  We would likely fund the repayment of the principal amount with existing cash and cash equivalents, short-term investments (totaling approximately $551.2 million at June 30, 2008), borrowings under our revolving credit facility, common stock issuances and/or additional borrowings.  It is our current intent to satisfy the conversion premium with the issuance of common stock. As of June 30, 2008, the estimated market value of the outstanding notes was approximately $1.52 billion.  Substantially all of the market value in excess of the carrying value relates to conversion premium on the bonds.

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

The revolving credit facility provides for the issuance of up to $50 million of letters of credit as well as borrowings on same-day notice, referred to as swingline loans, which are available in U.S. dollars, Euros, Pounds Sterling and any other foreign currency agreed to by the lenders. The Company may request that an additional $100 million be added to the revolving credit facility or to enter into one or more tranches of additional term loans. The proceeds of loans made under the facility could be used for working capital or general corporate purposes. As of June 30, 2008, there were no borrowings outstanding under the facility and the Company has issued approximately $6.4 million of letters of credit under the revolving credit facility.

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

Off-Balance Sheet Arrangements.

As of June 30, 2008, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Throughout 2006, 2007 and the three and six months ended June 30, 2008, our international operations experienced significant growth in their gross bookings (an operating and statistical metric referring to the total dollar value, inclusive of all taxes and fees, of all travel services purchased by our customers).  This growth rate has contributed significantly to our growth in revenue, gross profit and earnings per share.  We believe that this growth rate has also been a significant driver in the increase in our stock price over the last year.  We expect our international operations to experience a significant decline in their growth rate in future years as the absolute level of their gross bookings grows larger.  Other factors could also cause slowing growth rates in the international business, including changes in foreign currency exchange rates (for example, the strengthening of the U.S. dollar versus the Euro), travel market conditions, changes in hotel pricing or availability (for example, decreases in hotel “ADRs”), the competitiveness of the market and macro economic weakness (for example, the impact of U.S. recessionary trends abroad).  A decline in our international operations’ growth rate could have a negative impact on our future revenue and earnings per share growth rates and, as a consequence, our stock price.

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

Our financial prospects are significantly dependent upon our sale of leisure travel services.  Leisure travel, including the sale of hotel rooms and leisure airline tickets, is dependent on personal discretionary spending levels. As a result, sales of leisure travel services tend to decline during general economic downturns and recessions. Accordingly, weak economic conditions could weaken the fundamental demand for our services and could also cause an increase in the number of customers who cancel existing travel reservations with us.  In addition, unforeseen events beyond our control, such as terrorist attacks, political instability, regional hostilities, increases in fuel prices, imposition of taxes or surcharges by regulatory authorities, travel related accidents, travel related health concerns and unusual weather patterns, including natural disasters such as hurricanes, tsunamis or earthquakes, also may adversely affect the leisure travel industry and our business and results of operations. As a result, our business also is likely to be affected by those events. Further, work stoppages or labor unrest at any of the major airlines could materially adversely affect the airline industry and, as a consequence, have a material adverse effect on our business, results of operations and financial condition.

During the three months ended June 30, 2008, Name Your Own Price® hotel room nights from our five largest hotel suppliers accounted for approximately 36.3% of total Name Your Own Price® hotel room nights sold, and sales of airline tickets from our five largest and two largest airline suppliers accounted for approximately 74.5% and 37.3% of total airline tickets sold, respectively. As a result, we are currently substantially dependent upon the continued participation of these suppliers in our system in order to maintain and continue to grow our total gross profit.

Our arrangements with the hotel, airline and rental car suppliers that participate in our system – either Name Your Own Price® or price-disclosed service – generally do not require them to provide any specific quantity of hotel rooms, airline tickets or rental cars, or to make rooms, tickets or cars available for any particular route, in any geographic area or at any particular price.  During the course of our business, we are in continuous dialogue with our major suppliers about the nature and extent of their participation in our system. The significant reduction on the part of any of our major suppliers of their participation in our system for a sustained period of time or their complete withdrawal could have a material adverse effect on our business, results of operations and financial condition.

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

With respect to our airline suppliers, the airline industry has experienced a shift in market share from full-service carriers to low-cost carriers that focus primarily on discount fares to leisure destinations and we expect this trend to continue.  Some low-cost carriers, such as Southwest, have not historically distributed their tickets through us or other third-party intermediaries.  In addition, certain airlines have significantly limited or eliminated sales of airline tickets through opaque channels, preferring to consistently show the lowest available price on their own website.  Certain airlines have also reduced their domestic capacity, which could reduce the number of airline tickets available to our customers.  Furthermore, major airline carriers have announced that significant reductions in U.S. capacity will begin in September 2008.  These reductions are expected to result in increased fares and lower traveler demand.  Higher fares and lower traveler demand could negatively impact our domestic air business, which could in turn have negative repercussions on our domestic hotel and rental car businesses, and could have a material adverse effect on our business, results of operations and financial condition.

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

In addition, in the event that one of our major suppliers voluntarily or involuntarily declares bankruptcy and is subsequently unable to successfully emerge from bankruptcy, and we are unable to replace such supplier, our business would be adversely affected.  In the past, airline carriers that have participated in our system and declared bankruptcy have continued to operate while in bankruptcy.  High oil prices place financial stress on airline carriers, and increase the risk that a carrier may cease operations and face liquidation rather than reorganization under the bankruptcy laws.  For example, in April 2008, Aloha Airlines and ATA Airlines each ceased operations and we experienced an increase in credit card charge backs from customers with tickets on those airlines.  To the extent major U.S. airlines that participate in our system declare bankruptcy or cease operations, they may be unable or unwilling to honor tickets sold for their flights.  Our policy in such event is to direct customers seeking a refund or exchange to the airline, and not to provide a remedy ourselves. Because we are the merchant-of-record on sales of Name Your Own Price® airline tickets to our customers, however, we could experience a significant increase in demands for refunds or credit card charge backs from customers, which could materially and adversely affect our operations and financial results. In addition, because Name Your Own Price® customers do not choose the airlines on which they are to fly, the bankruptcy of a major U.S. airline or even the possibility of a major U.S. airline declaring bankruptcy could discourage customers from using our Name Your Own Price® system to book airline tickets.

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

We currently or potentially compete with a variety of companies with respect to each service we offer. With respect to our travel services, these competitors include, but are not limited to:

•                  Internet travel services such as Expedia, Hotels.com and Hotwire, which are owned by Expedia, and Venere, an Italian-based agency hotel reservation service provider that is expected to be acquired by Expedia in the second half of 2008; Travelocity and lastminute.com, which are owned by the Sabre Group; Orbitz.com, Cheaptickets, ebookers, HotelClub and RatesToGo, which are currently owned by Orbitz Worldwide; laterooms and asiarooms owned by Tui Travel, and Gullivers, octopustravel, Superbreak, hotel.de, Hotel Reservation Service and Wotif;

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

Our business could be negatively affected by changes in search engine algorithms and dynamics or termination of traffic-generating arrangements.

We utilize Internet search engines and other travel demand aggregation websites, principally through the purchase of travel-related keywords, to generate traffic to our websites.  Our international operations, in particular, rely to a significant extent upon Google to generate business and, to a much lesser extent, other search engines and other travel demand aggregation websites.  Search engines such as Google frequently update and change the logic which determines the placement and display of results of a user’s search, such that the placement of links to our sites, and particularly those of our international operations and their affiliates, can be negatively affected.  In a similar way, a significant amount of our international business is directed to our own websites through participation in pay-per-click advertising campaigns on Internet search engines whose pricing and operating dynamics can experience rapid change commercially, technically and competitively.  In addition, we purchase web traffic from a number of sources, including some operated by our competitors, in the form of pay-per-click arrangements that can be terminated with little or no notice.  If one or more of such arrangements is terminated, or if a major search engine, such as Google, changes its algorithms in a manner that negatively affects the search engine ranking of our brands or our third-party distribution partners or changes its pricing, operating or competitive dynamics in a negative manner, our business, results of operations and financial condition would be adversely affected.

We are exposed to fluctuations in currency exchange rates.

As a result of our acquisitions of our international operations, we are conducting a significant and growing portion of our business outside the United States and are reporting our results in U.S. dollars.  As a result, we face exposure to adverse movements in currency exchange rates as the financial results of our international operations are translated from local currency into U.S. dollars upon consolidation.  For example, our international operations contributed approximately $164.5 million and $268.7 million to our revenues for the three and six months ended June 30, 2008, respectively, which compares to $90.4 million and $138.3 million for the same periods in 2007, respectively.  Approximately $14.5 million and $23.4 million, respectively, of these increases are due to fluctuations in currency exchange rates.  If the U.S. dollar weakens against the local currency, the translation of these foreign-currency-denominated balances will result in increased net assets, net revenues, operating expenses, and net income or loss.  Similarly, our net assets, net revenues, operating expenses, and net income or loss will decrease if the U.S. dollar strengthens against local currency. Additionally, transactions denominated in currencies other than the functional currency may result in gains and losses that may adversely impact our results of operations.

We may be unable to generate sufficient cash to meet future debt, purchase of minority interest and earnout obligations.

As of June 30, 2008, we have $520 million of convertible senior notes outstanding. Based upon the closing price of our common stock during the measurement periods provided for by our convertible debt during the three months ended June 30, 2008, the contingent conversion thresholds for each of the notes were substantially exceeded.  As a result, all of our outstanding notes are convertible at the option of the holder as of June 30, 2008, and, accordingly, have been classified as a current liability in the Unaudited Consolidated Balance Sheet as of that date.  While many factors contribute to the likelihood that the holders of the notes will elect to convert all or a portion of the notes, as the price of our common stock increases, the likelihood of conversion also increases.  If holders elect to convert, we would be required to settle the principal amount of the notes in cash and the conversion premium in cash or shares of common stock.  In the three months ended June 30, 2008, approximately $49.9 million aggregate principal amount of the 1% Notes were converted.  The Company also received notices of conversion from the holders of approximately $29.6 million of the 1% Notes and $1.9 million of 2011 Notes, which are expected to be settled in the third quarter of 2008.

In connection with our acquisitions of Booking.com B.V. in July 2005 and Booking.com Limited in September 2004 and the reorganization of our international operations, key managers of Booking.com B.V. and Booking.com Limited purchased shares of priceline.com International.  The holders of the remaining minority interest in priceline.com International have the right to put their shares to us in August 2008 at a purchase price reflecting the fair market value of the shares at the time of the exercise of the put right (see Note 13 to our Unaudited Consolidated Financial Statements).  The estimated aggregate fair value of the minority interest in priceline.com International subject to put rights is estimated to be approximately $128 million at June 30, 2008, based upon the estimated fair value established in April 2008 in connection with the March 2008 put and call options.

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

Our results of operations could be adversely affected by economic downturns. Economic uncertainty in the United States and Europe and high fuel prices are negatively affecting the broad travel market. The airline sector in particular has experienced significant turmoil: crude oil prices and costs to convert crude oil to jet fuel have hit all-time highs and July 2008 airline industry data showed reductions in domestic airline traffic. Hotels have recently reported decreases in occupancy rates and average daily rates (“ADRs”) in both the United States and Europe. We do not believe that our consolidated first half 2008 financial results were significantly impacted by an economic slowdown, as we believe that the positive trends impacting our domestic and international business overshadowed these negative influences. However, if macro economic uncertainty and these softening travel market trends continue, including, without limitation, further deterioration in ADRs, we expect them to have a negative impact on our business.  In addition, weak economic conditions could weaken the fundamental demand for our services and could also cause an increase in the number of customers who cancel existing travel reservations with us.

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

We cannot guarantee that our existing security measures will prevent security breaches or attacks. A party (whether internal, external, an affiliate or unrelated third party) that is able to circumvent our security systems could steal customer information or transaction data, proprietary information or cause significant interruptions in our operations. For instance, from time to time, we have experienced “denial-of-service” type attacks on our system that have made portions of our websites slow or unavailable for periods of time. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches, and reductions in website availability and response time could cause loss of substantial business volumes during the occurrence of any such incident. These issues are likely to become more difficult as we expand the number of places where we operate and as the tools and techniques used in such attacks become more advanced. Security breaches could result in negative publicity, damage our reputation, expose us to risk of loss or litigation and possible liability and subject us to regulatory penalties. Security breaches could also cause customers and potential customers to lose confidence in our security, which would have a negative effect on the value of our brand. Our insurance policies carry low coverage limits, and would likely not be adequate to reimburse us for losses caused by security breaches.

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

We have rapidly and significantly expanded our international operations and anticipate expanding further to pursue growth of our service offerings and customer base. For example, the number of our employees worldwide has grown from less than 700 in the first quarter of 2007, to approximately 1,631 as of July 31, 2008, which growth is almost entirely comprised of hires by our international operations. Such expansion increases the complexity of our business and places a significant strain on our management, operations, technical performance, financial resources and internal financial control and reporting functions.

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

We depend upon Paymentech to process our U.S. credit card transactions, and e-clearing, WorldPay and others to process Agoda credit card transactions. If any of these providers were wholly or partially compromised, our cash flows could be disrupted until such a time as a replacement process could be put in place with a different vendor. As we add complexity to our systems infrastructure by adding new suppliers and distribution, our total system availability could decline and our results could suffer.

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

The Financial Accounting Standards Board issued an accounting rule change that will significantly impact the accounting for our convertible debt.

The Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. APB 14-a, “Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-a”). FSP APB 14-a requires cash settled convertible debt, such as our $520 million aggregate principal amount of convertible senior notes that are currently outstanding, to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component would be the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value, representing the value assigned to the equity component, would be recorded as a debt discount and amortized to interest expense over the life of the bond. In addition, if our convertible debt is redeemed or converted prior to maturity and the fair value of the debt component immediately prior to extinguishment exceeds the carrying value it will result in a loss on extinguishment. Although FSP APB 14-a will have no impact on our actual past or future cash flows, it will require us to record a significant amount of non-cash interest expense as the debt discount is amortized and may result in losses on extinguishment that would not have occurred under previous GAAP. FSP APB 14-a is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are in the process of evaluating the impact of this new standard, but expect that it will have a material adverse impact on our results of operations and earnings per share.

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

We may experience similar risks in connection with any future acquisitions. We may not be successful in addressing these risks or any other problems encountered in connection with the acquisitions of Booking.com B.V., Booking.com Limited or the Agoda Companies, or that we could encounter in future acquisitions, which would harm our business or cause us to fail to realize the anticipated benefits of our acquisitions. As of June 30, 2008, we had approximately $456 million assigned primarily to the intangible assets and goodwill of Booking.com B.V., Booking.com Limited and the Agoda Companies, and therefore, the occurrence of any of the risks identified above could result in a material adverse impact, including an impairment of these assets, which could cause us to have to record a charge for impairment. Any such charge could adversely impact our operating results, which would cause our stock price to decline significantly.

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

Our convertible senior notes are convertible into shares of our common stock if certain specified conditions are met. All of our convertible notes are currently convertible. Upon conversion, the holder will receive cash for the principal amount of the note and cash or shares of our common stock or a combination of cash and shares of our common stock for the conversion value in excess of such principal amount. If our stock trades above the conversion prices of the outstanding convertible notes, our diluted share count will increase by the net number of shares that would become issuable to the holders of our outstanding convertible notes and, as a consequence, have a dilutive impact on net income per share. As an example, at stock prices of $100 per share, $150 per share and $200 per share, our diluted share count would include approximately 7.9 million, 9.6 million and 10.5 million equivalent shares, respectively, related to the conversion premium on our convertible debt (excluding the offsetting impact of the Conversion Spread Hedges described in Note 9 to the Unaudited Consolidated Financial

Statements). The Conversion Spread Hedges increase the effective conversion price of the 2011 Notes and the 2013 Notes from $40.38 to $50.47 per share, and reduce the dilution upon conversion of the 2011 Notes and the 2013 Notes. Since the impact of the Conversion Spread Hedges is anti-dilutive it is excluded from the calculation of net income per share under GAAP until they are exercised upon maturity.

The repayment of our $520 million Convertible Senior Notes could result in a substantial decrease in our net interest income.

We incur interest expense with respect to our convertible senior notes at annual percentage rates that range between 0.50% and 2.25%. Because we currently maintain and have maintained significant cash and cash equivalents, short-term investment and long-term investment balances on our Unaudited Consolidated Balance Sheet (approximately $566.1 million as of June 30, 2008) and because the interest rates that we earn on those balances are in excess of the interest rates that we pay on our convertible senior notes, we are generating interest income net of our interest expense. If we were to use our cash and investment balances to repay our convertible senior notes, or if we are unable to refinance our convertible senior notes with new indebtedness bearing interest at rates similar to our convertible senior notes, then our earnings could be significantly negatively impacted by a decrease in net interest income. While many factors contribute to the likelihood that the holders of the notes will elect to convert all or a portion of the notes, as the price of our common stock increases, the likelihood of conversion also increases.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We manage our exposure to interest rate risk and foreign currency risk through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments. We use foreign exchange derivative contracts to manage foreign currency risk.

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

We did not experience any material changes in interest rate exposures during the three or six months ended June 30, 2008.  Based upon economic conditions and leading market indicators at June 30, 2008, we do not foresee a significant adverse change in interest rates in the near future.

As of June 30, 2008, the carrying value of our debt is approximately $520 million.  We estimate that the market value of such debt was approximately $1.52 billion as of June 30, 2008.  Substantially all of the market value of our debt in excess of the carrying value is related to conversion premium on the bonds.

As a result of the acquisitions of our European and Asian operations, we are conducting a significant and growing portion of our business outside the United States through subsidiaries with functional currencies other than the U.S. dollar (primarily Euros and British Pounds).  As a result, we face exposure to adverse movements in currency exchange rates as the financial results of our international operations are translated from local currency into U.S. dollars upon consolidation.  If the U.S. dollar weakens against the local currency, the translation of these foreign-currency-denominated balances will result in increased net assets, net revenues, operating expenses, and net income or loss.  Similarly, our net assets, net revenues, operating expenses, and net income or loss will decrease if the U.S. dollar strengthens against local currency. Additionally, foreign exchange rate fluctuations on transactions denominated in currencies other than the functional currency result in gains and losses that are reflected in our Unaudited Consolidated Statement of Operations.  Our international operations are subject to risks typical of international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility.

From time to time, we enter into foreign exchange derivative contracts to minimize the impact of short-term foreign currency fluctuations on our consolidated operating results.  As of June 30, 2008, foreign exchange derivative contracts with notional values of 42.0 million Euros were outstanding to minimize the impact of short-term foreign currency fluctuations on consolidated operating results.  As of December 31, 2007, contracts with notional values of 16.0 million Euros and 3.7 million British Pounds were outstanding.  Foreign exchange gains in the amount of $30,000 and losses of $0.4 million for the three months ended June 30, 2008 and 2007, respectively, and losses of $5.1 million and $0.6 million for the six months ended June 30, 2008 and 2007, respectively, were recorded in “Foreign currency transactions and other,” and were principally related to foreign exchange derivative contracts.  We may enter into additional foreign exchange derivative contracts or other economic hedges in the future.

Additionally, fixed rate investments are subject to unrealized gains and losses due to interest rate volatility.  To the extent that changes in interest rates and currency exchange rates affect general economic conditions, priceline.com would also be affected by such changes.

Item 4.    Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Exchange Act Rule 13a-15(e). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

There was no change in the Company’s internal control over financial reporting during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

A description of material legal proceedings to which we are a party is contained in Note 14 to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the three months ended June 30, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information relating to repurchases of our equity securities during the three months ended June 30, 2008:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

April 1, 2008 –				—	$44,866,000	(1)
April 30, 2008	—		—	—	$20,447,000	(2)

May 1, 2008 –			—	—	$44,866,000	(1)
May 31, 2008	945	(3)	$139.34	—	$20,447,000	(2)

June 1, 2008 –	—		—	—	$44,866,000	(1)
June 30, 2008	—		—	—	$20,447,000	(2)

Total	945		$139.34	—	$65,313,000

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

Item 4.  Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on June 1, 2008. Listed below are descriptions of the matters voted on and the results of such meeting.

	Number of Shares
	For	Withheld
1.Election of Directors

Jeffery H. Boyd	31,206,980	1,363,144
Ralph M. Bahna	32,005,655	564,469
Howard W. Barker, Jr.	32,037,988	532,136
Jan L. Docter	30,725,903	1,844,221
Jeffrey E. Epstein	32,041,610	528,514
James M. Guyette	32,038,537	531,587
Nancy B. Peretsman	31,112,765	1,457,359
Craig W. Rydin	32,041,912	528,212

	For	Against	Abstaining	Broker Non-votes
2. Approval of amendments to the priceline.com Incorporated 1999 Omnibus Plan	23,107,001	6,248,975	111,870	3,102,278

	For	Against	Abstaining
3. Ratification of selection of Deloitte & Touche LLP as independent registered public accounting firm, for fiscal year ending December 31, 2008	31,688,030	753,037	129,057

	For	Against	Abstaining	Broker Non-votes
4. Approval of stockholder proposal concerning special stockholder meetings	18,490,087	10,641,391	336,468	3,102,178

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits

Exhibit Number	Description

10.1	Form of Restricted Stock Unit Agreement for awards to non-U.S. participants under the 1999 Omnibus Plan, as amended.
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                  Reports on Form 8-K

On May 9, 2008, we filed (“furnished” with respect to certain information) a report on Form 8-K in connection with the promotion of Kees Koolen to Chief Executive Officer of Booking.com B.V., effective September 1, 2008, and in connection with our first quarter earnings; on May 21, 2008, we furnished a report on Form 8-K in connection with a presentation to be given by Jeffery H. Boyd at the Goldman Sachs Ninth Annual Internet Conference; on June 2, 2008, we filed a report on Form 8-K in connection with the announcement of our Sunshine Guarantee promotion; and on June 4, 2008, we filed a report on Form 8-K in connection with the approval by our stockholders of amendments to the priceline.com Incorporated 1999 Omnibus Plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICELINE.COM INCORPORATED
(Registrant)

Date: August 7, 2008	By:	/s/ Robert J. Mylod, Jr.
		Name:	Robert J. Mylod, Jr.
		Title:	Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)

Exhibit Index

Exhibit Number	Description

10.1	Form of Restricted Stock Unit Agreement for awards to non-U.S. participants under the 1999 Omnibus Plan, as amended.
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.