Form 10-Q
period 2008-09-30
PRICELINE COM INC
filed 2008-11-07
CIK 1075531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐    No ☒

Number of shares of Common Stock outstanding at October 31, 2008:

Common Stock, par value $0.008 per share	40,588,771
(Class)	(Number of Shares)

priceline.com Incorporated

Form 10-Q

For the Three Months Ended September 30, 2008

PART I – FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements

priceline.com Incorporated

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$413,386	$385,359
Restricted cash	2,835	1,350
Short-term investments	38,850	122,499
Accounts receivable, net of allowance for doubtful accounts of $4,411 and $2,309, respectively	138,875	70,712
Prepaid expenses and other current assets	45,226	33,080
Total current assets	639,172	613,000

Long-term investments	14,304	2,451
Property and equipment, net	28,450	27,088
Intangible assets, net	213,392	182,748
Goodwill	353,407	287,159
Deferred taxes	189,471	218,519
Other assets	17,917	19,891
Total assets	$1,456,113	$1,350,856

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$65,802	$47,708
Accrued expenses and other current liabilities	92,694	59,589
Deferred merchant bookings	30,454	17,750
Convertible debt	467,519	569,796
Total current liabilities	656,469	694,843

Deferred taxes	54,358	46,502
Other long-term liabilities	16,866	13,368
Total liabilities	727,693	754,713

Commitments and Contingencies (see Note 14)
Minority interest	—	17,036
Stockholders’ equity:
Common stock, $0.008 par value; authorized 1,000,000,000 shares, 47,007,186 and 45,117,685 shares issued, respectively	362	346
Treasury stock, 6,682,847 and 6,646,408 shares, respectively	(493,442)	(489,106)
Additional paid-in capital	2,164,029	2,124,029
Accumulated deficit	(946,288)	(1,106,506)
Accumulated other comprehensive income	3,759	50,344
Total stockholders’ equity	728,420	579,107
Total liabilities and stockholders’ equity	$1,456,113	$1,350,856

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Merchant revenues, including $395 and $18,592 excise tax refund for the three and nine months ended September 30, 2007, respectively	$323,957	$275,211	$949,345	$776,131
Agency revenues	232,638	139,623	515,819	292,478
Other revenues	5,014	2,453	13,600	5,947
Total revenues	561,609	417,287	1,478,764	1,074,556
Cost of revenues	245,531	214,956	727,858	595,297
Gross profit	316,078	202,331	750,906	479,259

Operating expenses:
Advertising – Offline	8,293	8,413	30,252	29,028
Advertising – Online	84,291	53,844	214,952	129,241
Sales and marketing	21,452	13,093	57,715	36,027
Personnel, including stock-based compensation of $10,055, $4,127, $29,070 and $10,759, respectively	45,259	27,182	121,787	72,108
General and administrative, including net cost of litigation settlement of $126 and $55,365 for the three and nine months ended September 30, 2007, respectively	13,524	9,241	39,519	82,893
Information technology	4,402	3,343	13,688	9,406
Depreciation and amortization	10,935	9,131	32,352	26,633
Total operating expenses	188,156	124,247	510,265	385,336
Operating income	127,922	78,084	240,641	93,923

Other income (expense):
Interest income, including $77 and $3,346 of interest on excise tax refund for the three and nine months ended September 30, 2007, respectively	3,061	6,063	10,138	20,377
Interest expense	(1,763)	(2,607)	(6,787)	(7,560)
Foreign currency transactions and other	3,500	(1,316)	(1,552)	(1,862)
Total other income	4,798	2,140	1,799	10,955

Earnings before income taxes, equity in loss of investee and minority interests	132,720	80,224	242,440	104,878
Income tax benefit (expense)	(42,852)	26,657	(78,581)	23,287
Equity in loss of investee and minority interests	(1,900)	(2,516)	(3,641)	(3,945)
Net income	87,968	104,365	160,218	124,220
Preferred stock dividend	—	—	—	(1,555)

Net income applicable to common stockholders	$87,968	$104,365	$160,218	$122,665
Net income applicable to common stockholders per basic common share	$2.22	$2.76	$4.12	$3.27
Weighted average number of basic common shares outstanding	39,715	37,803	38,905	37,533
Net income applicable to common stockholders per diluted common share	$1.81	$2.27	$3.25	$2.79
Weighted average number of diluted common shares outstanding	48,656	45,924	49,344	43,924

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

(In thousands)

	Common Stock		Additional	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Paid-in Capital	Deficit	Income	Shares	Amount	Total

Balance, January 1, 2008	45,118	$346	$2,124,029	$(1,106,506)	$50,344	(6,646)	$(489,106)	$579,107

Net income applicable to common stockholders	—	—	—	160,218	—	—	—	160,218

Unrealized gain on marketable securities	—	—	—	—	351	—	—	351

Currency translation adjustment	—	—	—	—	(46,936)	—	—	(46,936)

Comprehensive income	—	—	—	—	—	—	—	113,633

Shares issued in relation to conversion of senior notes	1,656	14	(14)	—	—	—	—	—

Exercise of stock options and vesting of restricted stock units	233	2	4,473	—	—	—	—	4,475

Repurchase of common stock	—	—	—	—	—	(37)	(4,336)	(4,336)

Stock-based compensation	—	—	29,000	—	—	—	—	29,000

Excess tax benefit on stock-based compensation	—	—	6,541	—	—	—	—	6,541

Balance, September 30, 2008	47,007	$362	$2,164,029	$(946,288)	$3,759	(6,683)	$(493,442)	$728,420

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2008	2007
OPERATING ACTIVITIES:
Net income	$160,218	$124,220
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,799	8,260
Amortization	21,825	18,373
Provision for uncollectible accounts, net	5,351	2,138
Deferred income taxes	22,469	(49,883)
Stock-based compensation expense	29,070	10,759
Amortization of debt issuance costs	2,323	2,356
Equity in loss of investee, net and minority interests	3,641	3,945
Loss on impairment of investment	843	—
Changes in assets and liabilities:
Accounts receivable	(80,960)	(53,568)
Prepaid expenses and other current assets	(2,662)	(4,950)
Accounts payable, accrued expenses and other current liabilities	58,518	26,501
Other	3,765	1,183
Net cash provided by operating activities	235,200	89,334
INVESTING ACTIVITIES:
Purchase of investments	(115,005)	(118,255)
Maturity of investments	185,226	35,202
Purchase of shares held by minority interests	(153,564)	(15,013)
Acquisitions and other equity investments, net of cash acquired	(593)	—
Additions to property and equipment	(12,885)	(11,012)
Change in restricted cash	(1,500)	(228)
Net cash used in investing activities	(98,321)	(109,306)
FINANCING ACTIVITIES:
Repurchase of common stock	(4,336)	(2,223)
Proceeds from exercise of stock options	4,475	16,197
Payments related to conversion of senior notes	(102,409)	—
Payment of debt issuance costs	—	(1,309)
Excess tax benefit from stock-based compensation	6,541	1,434
Net cash (used in) provided by financing activities	(95,729)	14,099
Effect of exchange rate changes on cash and cash equivalents	(13,123)	5,804
Net increase (decrease) in cash and cash equivalents	28,027	(69)
Cash and cash equivalents, beginning of period	385,359	423,577
Cash and cash equivalents, end of period	$413,386	$423,508

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for income taxes	$46,280	$22,111

Cash paid during the period for interest	$6,325	$5,847

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

From time to time, the Company enters into derivatives with counterparties to minimize the impact of short-term foreign currency fluctuations on consolidated operating results.  Realized and unrealized gains and losses resulting from the derivatives are recognized in the period in which they occur.  As of September 30, 2008, derivatives with a notional value of 23.1 million Euros and 4.0 million British Pounds were outstanding.  These derivatives expire on December 31, 2008, and the Company has no foreign exchange hedges currently in place past that date.  As of December 31, 2007, derivatives with notional amounts of 16.0 million Euros and 3.7 million British Pounds were outstanding.  Foreign exchange gains of $4.1 million and losses of $1.8 million for the three months ended September 30, 2008 and 2007, respectively, and losses of $0.9 million and $2.4 million for the nine months ended September 30, 2008 and 2007, respectively, were recorded in “Foreign currency transactions and other,” and were principally related to foreign exchange derivative contracts.

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

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”).  FSP APB 14-1 requires cash settled convertible debt, such as our convertible senior notes, to be separated into debt and equity components at issuance and a value to be assigned to each.  The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar bond without the conversion feature.  The difference between the bond cash proceeds and this estimated fair value, representing the value assigned to the equity component, is recorded as a debt discount and amortized to interest expense over the life of the bond.  In addition, if our convertible debt is redeemed or converted prior to maturity and the fair value of the debt component immediately prior to extinguishment exceeds the carrying value it will result in a loss on extinguishment.  Although FSP APB 14-1 will have no impact on our actual past or future cash flows, it will require us to record a significant amount of non-cash interest expense as the debt discount is amortized and may result in losses on extinguishment that would not have occurred under previous GAAP.  FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and must be applied on a retrospective basis.  The Company is evaluating the impact of this new standard, but expects that it will have a material adverse impact on our results of operations and earnings per share.

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

2.                                      STOCK-BASED EMPLOYEE COMPENSATION

The Company has adopted stock compensation plans which provide for grants of share based compensation as incentives and rewards to encourage employees, officers, consultants and directors to contribute towards the long-term success of the Company.  Stock-based compensation cost included in personnel expense in the Unaudited Consolidated Statements of Operations was approximately $10.1 million, $4.1 million, $29.1 million and $10.8 million for the three and nine months ended September 30, 2008 and 2007, respectively.  These amounts include stock-based compensation for restricted stock and restricted stock units related to shares of priceline.com International Limited (see Note 13 for additional information).

During the three months ended March 31, 2008, the Company made broad-based grants of 28,558 restricted stock units and 179,402 performance share units.  The restricted stock units generally vest 25% per year over 4 years and the performance share units generally vest on the third anniversary of the date of grant.  The share based awards granted had a total grant date fair value of $24.0 million based upon the weighted average grant date fair value per share of $115.33.  The actual number of shares of common stock issued in connection with the performance share units will be determined at the end of the applicable performance periods, assuming there is no accelerated vesting for, among other things, a change in control or termination of employment in certain circumstances, and could range from a minimum of 71,261 shares to a maximum of 447,999 shares depending on the actual performance of the Company.  Stock-based compensation related to the performance share units is recorded over the vesting period based upon the estimated probable outcome at the end of the performance period.  During the three months ended March 31, 2008, the estimated probable number of shares to be issued at the end of the performance period was increased by 120,043 shares to an aggregate of 299,445 shares.

During the three months ended June 30, 2008, the Company granted 8,830 restricted stock units.  The share based awards generally vest over four years or on the third anniversary of the date of grant and had a total grant date fair value of $1.2 million based upon the weighted average grant date fair value per share of $134.83.

During the three months ended September 30, 2008, the Company granted 58,840 restricted stock units.  The share based awards vest over periods ranging from 31 to 48 months and had a total grant date fair value of $5.9 million based upon the weighted average grant date fair value per share of $100.82.

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

A reconciliation of the weighted average number of shares outstanding used in calculating diluted earnings per share is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Weighted average number of basic common shares outstanding	39,715	37,803	38,905	37,533

Weighted average dilutive stock options, restricted stock, restricted stock units and performance share units	1,584	1,359	1,721	1,386

Assumed conversion of convertible senior notes	7,357	6,762	8,718	5,005

Weighted average number of diluted common and common equivalent shares outstanding	48,656	45,924	49,344	43,924

Anti-dilutive potential common shares	6,447	9,328	4,950	11,058

Anti-dilutive potential common shares for the three and nine months ended September 30, 2008 includes approximately 4.4 million shares and 3.0 million shares, respectively, that could be issued under the Company’s convertible debt if the Company’s stock price increases.  Under the treasury stock method, the remaining outstanding convertible notes will generally have a dilutive impact on net income per share if the Company’s average stock price for the period exceeds the conversion price for the convertible notes. As an example, at stock prices of $40 per share, $60 per share, $80 per share, $100 per share and $150 per share, common equivalent shares would include approximately 0.1 million, 4.0 million, 5.9 million, 7.1 million and 8.6 million equivalent shares, respectively, related to the remaining outstanding convertible notes (excluding the offsetting impact of the Convertible Spread Hedges — see Note 9). The Conversion Spread Hedges increase the effective conversion price of the Company’s Convertible Senior Notes due September 30, 2011 and September 30, 2013 from $40.38 to $50.47 per share from the Company’s perspective and are expected to reduce potential dilution upon conversion of the Convertible Senior Notes at maturity.  Since the beneficial impact of the Conversion Spread Hedges is anti-dilutive it is excluded from the calculation of net income per share.

4.                                      RESTRUCTURING

At September 30, 2008 and December 31, 2007, the Company had a restructuring liability of $1.0 million and $1.2 million, respectively, for the estimated remaining costs related to leased property vacated by the Company in 2000.  The Company estimates that, based on current available information, the remaining net cash outflows associated with its restructuring related commitments will be paid in 2008-2011. The current portion of the restructuring accrual in the amount of $0.7 million is recorded in “Accrued expenses and other current liabilities” and the $0.3 million non-current portion is recorded in “Other long-term liabilities” on the Company’s Unaudited Consolidated Balance Sheet.

5.                                      INVESTMENTS

The following table summarizes, by major security type, the Company’s short-term investments as of September 30, 2008 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value

Foreign government securities	$19,576	$14	$—	$19,590
U.S. government securities	14,885	40	—	14,925
Certificate of deposit	2,980	—	(50)	2,930
Corporate debt securities	1,408	—	(3)	1,405

Total	$38,849	$54	$(53)	$38,850

The following table summarizes, by major security type, the Company’s short-term investments as of December 31, 2007 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Corporate debt securities	$31,080	$21	$(18)	$31,083
State government and agency securities	79,020	—	—	79,020
U.S. government and agency securities	9,461	49	—	9,510
Foreign government securities	2,898	—	(12)	2,886

Total	$122,459	$70	$(30)	$122,499

Long-term investments amounting to approximately $14.3 million and $2.5 million as of September 30, 2008 and December 31, 2007, respectively, were comprised of U.S. government securities and corporate notes with a maturity date greater than one year.  During the three months ended September 30, 2008, the Company recorded an other-than-temporary impairment in the value of a corporate note included in long-term investments in the amount of $0.8 million.  The loss is recorded in “Foreign currency transactions and other” in the consolidated statement of operations. The long-term investments are recorded net of unrealized gains of approximately $0.1 million as of September 30, 2008, and unrealized losses of approximately $0.2 million as of December 31, 2007.  Except as disclosed above, there were no material gains or losses related to investments for the three or nine month periods ended September 30, 2008 or 2007.

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

Level 1:	Quoted prices in active markets that are accessible by the Company at the measurement date for identical assets and liabilities.

Level 2:	These prices are not directly accessible by the Company. Such prices may be based upon quoted prices in active markets or inputs not quoted on active markets, but corroborated by market data.

Level 3:	Unobservable inputs are used when little or no market data is available.

Financial assets and liabilities carried at fair value as of September 30, 2008 are classified in the table below in the categories described above:

Dollars in Thousands	Level 1	Level 2	Total
Short-term investments	$34,515	$4,335	$38,850
Long-term investments	14,069	235	14,304
Foreign exchange derivative assets	—	3,051	3,051
Total assets at fair value	$48,584	$7,621	$56,205

Fair values for investments in U.S. Treasury and foreign governmental securities are considered “level 1” valuations because the Company has access to quoted prices in active markets as of the measurement date.   Fair values for other investments are considered “level 2” instrument valuations because they are obtained from professional pricing sources for these or comparable instruments, rather than direct observation of quoted prices in active markets.  As of September 30, 2008, the Company did not have any “level 3” assets or liabilities without observable market values that would require a high level of judgment to determine fair value. The Company’s derivative instruments are valued using pricing models. Pricing models take into account the contract terms as well as multiple inputs where applicable, such as interest rate yield curve, option volatility and currency rates. Our derivative instruments are typically short-term in nature.

As of September 30, 2008, the carrying value of our cash and cash equivalents approximated their fair value and consisted primarily of AAA-rated U.S. Treasury money market funds, foreign governmental securities, AAA rated corporate debt money market funds and bank deposits.

7.                                      INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets consist of the following (in thousands):

	September 30, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period	Weighted Average Useful Life

Supply and distribution agreements	$215,345	$(42,821)	$172,524	$191,612	$(34,684)	$156,928	13 years	13 years

Technology	23,395	(17,316)	6,079	27,865	(21,191)	6,674	3 years	3 years

Patents	1,489	(1,161)	328	1,489	(1,133)	356	15 years	15 years

Customer lists	17,670	(11,257)	6,413	12,280	(10,546)	1,734	2 – 3 years	2 years

Internet domain names	6,453	(1,826)	4,627	6,453	(1,343)	5,110	10 years	10 years

Trade names	27,910	(5,244)	22,666	15,317	(4,007)	11,310	5 – 20 years	17 years

Other	1,488	(733)	755	1,725	(1,089)	636	1 – 15 years	7 years

Total intangible assets	$293,750	$(80,358)	$213,392	$256,741	$(73,993)	$182,748

Intangible assets with determinable lives are primarily amortized on a straight-line basis.  Intangible asset amortization expense was approximately $7.4 million and $6.1 million for the three months ended September 30, 2008 and 2007, respectively, and approximately $21.8 million and $18.4 million for the nine months ended September 30, 2008 and 2007, respectively.

The annual estimated amortization expense for intangible assets for the remainder of 2008, the next four years and thereafter is expected to be as follows (in thousands):

2008	$7,197
2009	25,741
2010	22,854
2011	19,821
2012	18,805
Thereafter	118,974
$213,392

A substantial majority of goodwill relates to the acquisitions of Booking.com Limited in 2004, Booking.com B.V. in 2005 and subsequent purchases of the minority interest in their parent company, priceline.com International.  The change in goodwill for the nine months ended September 30, 2008 consists of the following (in thousands):

Balance at January 1, 2008	$287,159
Purchase of minority interest	85,063
Adjustment to purchase price	593
Currency translation adjustments	(19,408)
Balance at September 30, 2008	$353,407

8.                                      OTHER ASSETS

Other assets at September 30, 2008 and December 31, 2007, consist of the following (in thousands):

	September 30, 2008	December 31, 2007
Investment in pricelinemortgage.com	$8,966	$9,229
Deferred debt issuance costs, net	7,709	10,032
Other	1,242	630
Total	$17,917	$19,891

Investment in pricelinemortgage.com represents the Company’s 49% equity investment in pricelinemortgage.com and, accordingly, the Company recognizes its pro rata share of pricelinemortgage.com’s operating results.  The Company recognized approximately $97,000 and $263,000 of losses from its investment in pricelinemortgage.com in the three and nine months ended September 30, 2008, respectively.  The Company recognized approximately $113,000 and $136,000 of losses from its investment in pricelinemortgage.com in the three and nine months ended September 30, 2007, respectively.  The Company earned an insignificant amount of advertising fees from pricelinemortgage.com in the three and nine months ended September 30, 2008 and 2007.

Deferred debt issuance costs arose from the Company’s issuance of $125 million aggregate principal amount of 1% Notes in August 2003, $100 million aggregate principal amount of 2.25% Notes in June 2004, $172.5 million aggregate principal amount of 0.5% Notes in September 2006, $172.5 million of aggregate principal amount 0.75% Notes in September 2006 and a $175 million revolving credit facility in September 2007.  Deferred debt issuance costs are being amortized using the effective interest rate method over the term of approximately five years, except for the 0.75% Notes, which are amortized over their term of seven years.  The period of amortization for our debt issue costs was determined at inception of the related debt agreements to be the stated maturity date or the first stated put date, if applicable.

9.                                      DEBT

Revolving Credit Facility

In September 2007, the Company entered into a $175 million five-year committed revolving credit facility with a group of lenders, which is secured, subject to certain exceptions, by a first-priority security interest on substantially all of the Company’s assets and related intangible assets located in the United States. In addition, the Company’s obligations under the revolving credit facility are guaranteed by substantially all of the assets and related intangible assets of the Company’s material direct and indirect domestic and foreign subsidiaries. Borrowings under the revolving credit facility will bear interest, at the Company’s option, at a rate per annum equal to the greater of (a) JPMorgan Chase Bank, National Association’s prime lending rate and (b) the federal funds rate plus ½ of 1%, plus an applicable margin ranging from 0.25% to 0.75%; or at an adjusted LIBOR for the interest period in effect for such borrowing plus an applicable margin ranging from 1.25% to 1.75%. Undrawn balances available under the revolving credit facility are subject to commitment fees at the applicable rate ranging from 0.25% to 0.375%.

The revolving credit facility provides for the issuance of up to $50 million of letters of credit as well as borrowings on same-day notice, referred to as swingline loans, which are available in U.S. dollars, Euros, Pounds Sterling and any other foreign currency agreed to by the lenders. The Company may request that an additional $100 million be added to the revolving credit facility or to enter into one or more tranches of additional term loans. The proceeds of loans made under the facility could be used for working capital or general corporate purposes. As of September 30, 2008, there were no borrowings outstanding under the facility and the Company has issued approximately $5.8 million of letters of credit under the revolving credit facility.

Convertible Debt

The Company’s convertible debt is convertible into the Company’s common stock subject to certain conditions.  Based upon the closing price of the Company’s common stock for the prescribed measurement periods during the three months ended September 30, 2008 and December 31, 2007, the contingent conversion thresholds on each of the Company’s convertible senior note issues were exceeded. As a result, the notes are convertible at the option of the holder as of September 30, 2008 and December 31, 2007 and, accordingly, have been classified as a current liability in the Unaudited Consolidated Balance Sheet as of those dates.  However, contingencies continue to exist regarding the holders’ ability to convert such notes in future quarters.  The determination of whether or not the notes are convertible must continue to be performed on a quarterly basis.  Consequently, the convertible debt may not be convertible in future quarters, and therefore may again be classified as long-term debt, if the contingent conversion thresholds are not met in such quarters.  In cases where holders decide to convert prior to the maturity date or first stated put date, the Company writes off the proportionate amount of remaining debt issue costs.  If the note holders exercise their option to convert, the Company would deliver cash to repay the principal amount of the notes and would deliver cash or shares of common stock, at its option, to satisfy the conversion value in excess of the principal amount.

In the nine months ended September 30, 2008, approximately $100.5 million aggregate principal amount of the 1% Notes, $1.9 million aggregate principal amount of 2011 Notes and $30,000 of the 2.25% Notes were converted.  The Company delivered cash of $102.4 million to repay the principal amount and issued 1,655,715 shares in satisfaction of the conversion value in excess of the principal amount.  The Company also received notices of conversion from the holders of approximately $24.5 million of the 1% Notes, which represents the entire remaining outstanding principal amount of 1% Notes, and which were settled in the fourth quarter of 2008.  In addition, the Company also received notices of conversion from the holders of approximately $36.0 million of the 2011 Notes and $14.0 million of the 2013 Notes, all of which are expected to be settled in the fourth quarter of 2008.  In August 2008, the Company exercised its right to redeem the 1% Notes, however, the holders of all of the then-outstanding 1% Notes tendered their notes for conversion prior to the redemption date.  In 2007, $50,000 and $23,000 of the 2.25% Notes and 1% Notes, respectively, were converted.  Debt issuance costs written off in the nine months ended September 30, 2008 related to converted debt amounted to approximately $0.1 million.   As of September 30, 2008, the estimated market value of the outstanding senior notes was approximately $805 million.  Substantially all of the market value of the Company’s debt in excess of the carrying value relates to conversion premium on the bonds.  Convertible debt consists of the following as of September 30, 2008 and December 31, 2007 (in thousands):

	September 30, 2008	December 31, 2007
$125 million aggregate principal amount of 1.00% Convertible Senior Notes due August 2010	$24,529	$124,846
$172.5 million aggregate principal amount of 0.50% Convertible Senior Notes due September 2011	170,570	172,500
$172.5 million aggregate principal amount of 0.75% Convertible Senior Notes due September 2013	172,500	172,500
$100 million aggregate principal amount of 2.25% Convertible Senior Notes due January 2025	99,920	99,950

	$467,519	$569,796

The $125 million aggregate principal amount of Convertible Senior Notes due August 1, 2010, with an interest rate of 1.00% (the “1% Notes”) are convertible, subject to certain conditions, into the Company’s common stock at a conversion price of approximately $40.00 per share. Prior to August 1, 2008, the 1% Notes were convertible if the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading days ending on the first day of a conversion period was more than 110% of the then current conversion price of the 1% Notes, or after August 1, 2008, if the closing price of the Company’s common stock is more than 110% of the then current conversion price of the 1% Notes.  Both of these conditions have been met and, as discussed above, holders of all the outstanding 1% Notes have tendered their 1% Notes for conversion. Interest on the 1% Notes is payable on February 1 and August 1 of each year.

In November 2003, the Company entered into an interest rate swap agreement whereby it swapped the fixed 1% interest on its 1% Notes for a floating interest rate based on the 3-month U.S. Dollar LIBOR, minus the applicable margin of 221 basis points, on $45 million notional value of debt. In May 2008, the Company terminated the swap agreement and received a payment in the amount of $0.1 million representing the estimated fair value, including net accrued interest. Hedge ineffectiveness was not significant in the nine months ended September 30, 2008 and 2007. The fair value of the swap as of December 31, 2007 was a liability of approximately $0.1 million and was recorded in accrued expenses and other current liabilities with a related adjustment to the carrying value of debt.

In 2006, the Company issued in a private placement $172.5 million aggregate principal amount of Convertible Senior Notes due September 30, 2011, with an interest rate of 0.50% (the “2011 Notes”), and $172.5 million aggregate principal amount of Convertible Senior Notes due September 30, 2013, with an interest rate of 0.75% (the “2013 Notes”).  The 2011 Notes and the 2013 Notes are convertible, subject to certain conditions, into the Company’s common stock at a conversion price of approximately $40.38 per share. The 2011 Notes and the 2013 Notes are convertible, at the option of the holder, prior to June 30, 2011 in the case of the 2011 Notes, and prior to June 30, 2013 in the case of the 2013 Notes, upon the occurrence of specified events, including, but not limited to a change in control, or if the closing sale price of the Company’s common stock for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 120% of the applicable conversion price in effect for the notes on the last trading day of the immediately preceding quarter. In the event that all or substantially all of the Company’s common stock is acquired on or prior to the maturity of the 2011 Notes or the 2013 Notes, in a transaction in which the consideration paid to holders of the Company’s common stock consists of all or substantially all cash, the Company would be required to make additional payments in the form of additional shares of common stock to the holders of the 2011 Notes and the 2013 Notes, collectively, in aggregate value ranging from $0 to approximately $57.2 million depending upon the date of the transaction and the then current stock price of the Company.  No additional payments are due at stock prices in excess of $100 per share.  As of June 30, 2011, with respect to the 2011 Notes, and as of June 30, 2013, with respect to the 2013 Notes, holders shall have the right to convert all or any portion of such security. Neither the 2011 Notes nor the 2013 Notes may be redeemed by the Company prior to maturity. The holders may require the Company to repurchase the 2011 Notes and the 2013 Notes for cash in certain circumstances. Interest on the 2011 Notes and the 2013 Notes is payable on March 30 and September 30 of each year.

In 2006, the Company entered into hedge transactions relating to potential dilution of the Company’s common stock upon conversion of the 2011 Notes and the 2013 Notes (the “Conversion Spread Hedges”). Under the Conversion Spread Hedges, the Company is entitled to purchase from Goldman Sachs and Merrill Lynch approximately 8.5 million shares of the Company’s common stock (the number of shares underlying the 2011 Notes and the 2013 Notes) at a strike price of $40.38 per share (subject to adjustment in certain circumstances) in 2011and 2013, and the counterparties are entitled to purchase from the Company approximately 8.5 million shares of the Company’s common stock at a strike price of $50.47 per share (subject to adjustment in certain circumstances) in 2011 and 2013. The Conversion Spread Hedges increase the effective conversion price of the 2011 Notes and the 2013 Notes to $50.47 per share from the Company’s perspective and are designed to reduce the potential dilution upon conversion of the 2011 Notes and the 2013 Notes. If the market value per share of the Company’s common stock at maturity is above $40.38, the Conversion Spread Hedge will entitle the Company to receive from the counterparties net shares of the Company’s common stock based on the excess of the then current market price of the Company’s common stock over the strike price of the hedge (up to $50.47). Holders of the 2011 Notes and the 2013 Notes do not have any rights with respect to the Conversion Spread Hedges. The Conversion Spread Hedges are separate transactions entered into by the Company with the counterparties, are not part of the terms of the Notes and will not affect the holders’ rights under the 2011 Notes and the 2013 Notes. The Conversion Spread Hedges are exercisable at dates coinciding with the scheduled maturities of the 2011 Notes and 2013 Notes.

The $100 million aggregate principal amount of Convertible Senior Notes due January 15, 2025, with an interest rate of 2.25% (the “2.25% Notes”) are convertible, subject to certain conditions, into the Company’s common stock at a conversion price of approximately $37.95 per share. The 2.25% Notes will be convertible if, on or prior to January 15, 2020, the closing sale price of our common stock for at least 20 consecutive trading days in the period of 30 consecutive trading days ending on the first day of a conversion period is more than 120% of the then current conversion price of the 2.25% Notes. The 2.25% Notes are also convertible in certain other circumstances, such as a change in control of the Company. In the event that all or substantially all of the Company’s common stock is acquired on or prior to January 15, 2010, in a transaction in which the consideration paid to holders of the Company’s common stock consists of all or substantially all cash, the Company would be required to make additional payments in the form of common shares to the holders of the 2.25% Notes of amounts ranging from $0 to $11.5 million depending upon the date of the transaction and the then current stock price of the Company. Based on the stock price at September 30, 2008, the Company would be required to make $1.5 million in additional payments.  In addition, the 2.25% Notes will be redeemable at the Company’s option beginning January 20, 2010, and the holders may require the Company to repurchase the 2.25% Notes on January 15, 2010, 2015 or 2020, or in certain other circumstances. Interest on the 2.25% Notes is payable on January 15 and July 15 of each year.

10.                               TREASURY STOCK

In the fourth quarter of 2005, the Company’s Board of Directors authorized the repurchase of up to $50 million of the Company’s common stock from time to time in the open market or in privately negotiated transactions. In addition, in the third quarter 2006, the Company’s Board of Directors authorized the repurchase of up to an additional $150 million of the Company’s common stock with a portion of the proceeds from the issuance of the 2011 Notes and the 2013 Notes.  As of September 30, 2008, $65.3 million of the Company’s common stock remains eligible for purchase under these authorizations. The Company’s Board of Directors has also given the Company the general authorization to repurchase shares of its common stock to satisfy employee withholding tax obligations related to stock-based compensation.

Under these programs, the Company repurchased 36,439 and 38,942 shares at an aggregate cost of $4.3 million and $2.2 million in the nine months ended September 30, 2008 and 2007, respectively, to satisfy employee withholding taxes related to stock-based compensation.

The Company may make additional repurchases of shares under its stock repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors. Whether and when to initiate and/or complete any purchase of common stock and the amount of common stock purchased will be determined in the Company’s complete discretion. As of September 30, 2008, there were approximately 6.7 million shares of the Company’s common stock held in treasury.

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

12.                               INCOME TAXES

Income tax expense includes U.S. federal and state and international income taxes, determined using an estimate of the Company’s annual effective tax rate.  A deferred tax liability is recognized for all taxable temporary differences, and a deferred tax asset is recognized for all deductible temporary differences and operating loss and tax credit carryforwards.  A valuation allowance is recognized if it is more likely than not that some portion of the deferred tax asset will not be realized.

The Company recognizes income tax expense related to income generated outside of the United States based upon the applicable tax rates of the foreign countries in which the income is generated.  During the three and nine months ended September 30, 2008 and 2007, the substantial majority of the Company’s foreign-sourced income has been generated in the Netherlands and the United Kingdom. Income tax expense for the three and nine months ended September 30, 2008 and 2007 differs from the expected tax expense at the U.S. statutory rate of 35% primarily due to lower foreign tax rates and the foreign tax benefit of interest expense on intercompany debt, partially offset by state income taxes and certain non-deductible stock-based compensation expense, and for the three and nine months ended September 30, 2007, a non-cash tax benefit of $47.9 million, as discussed more fully below.

The Company has significant deferred tax assets, resulting principally from domestic net operating loss carryforwards (“NOLs”).  As required by SFAS No. 109, “Accounting for Income Taxes,” the Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of these deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future income, the carryforward periods available for tax reporting purposes, and other relevant factors.  In the three months ended September 30, 2007, management concluded that based upon recent operating results and projected future results, it was more likely than not that additional deferred tax assets would be realized.  Accordingly, the Company recorded a non-cash tax benefit of $47.9 million in the three months ended September 30, 2007, resulting from the reversal of a portion of its valuation allowance on its deferred tax assets.  Despite robust growth in the Company’s domestic earnings during 2008, the valuation allowance has not been reduced due to inherent uncertainty regarding the potential impact of the current global financial crisis and economic downturn on the Company’s future operating results.  The valuation allowance may need to be adjusted in the future if facts and circumstances change, causing a reassessment of the amount of deferred tax assets more likely than not to be realized.

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

13.                               MINORITY INTEREST

In connection with the Company’s acquisitions of Booking.com B.V. in July 2005 and Booking.com Limited in September 2004 and the reorganization of its European operations, key managers of Booking.com B.V. and Booking.com Limited purchased shares of priceline.com International.  In addition, these key managers were granted restricted stock and restricted stock units in priceline.com International shares that vested over time.

The holders of the minority interest in priceline.com International had the right to put their shares to the Company and the Company had the right to call their shares at a purchase price reflecting the fair market value of the shares at the time of the exercise of the put or call right.  Subject to certain exceptions, the shares were subject to the put and call options in March and August 2008.  In April 2008, in connection with the March 2008 put and call options, the Company repurchased 62,020 shares underlying minority interest with a carrying value of $3.6 million for an aggregate purchase price of approximately $30.4 million based upon fair value.   In September 2008, in connection with the August 2008 put and call options, the Company repurchased all of the remaining outstanding 253,693 shares underlying minority interest with a carrying value of $17.4 million for an aggregate purchase price of approximately $123.2 million based upon fair value.  As a result of the September 2008 purchase, there is no longer any minority interest in priceline.com International.  The purchases have been accounted for as step acquisitions and accordingly, the excess of the purchase price over the carrying value is recorded as an increase of intangible assets, deferred taxes and goodwill based upon preliminary estimated values.

14.                               COMMITMENTS AND CONTINGENCIES

Litigation Related to Hotel Occupancy and Other Taxes

Statewide Class Actions and Putative Class Actions

A number of cities and counties have filed class actions or putative class actions on behalf of themselves and other allegedly similarly situated cities and counties within the same respective state against the Company and other defendants, including, but not in all cases, Lowestfare.com LLC and Travelweb LLC, both of which are subsidiaries of the Company, and Hotels.com, L.P.; Hotels.com GP, LLC; Hotwire, Inc.; Cheaptickets, Inc.; Travelport, Inc. (f/k/a Cendant Travel Distribution Services Group, Inc.); Expedia, Inc.; Internetwork Publishing Corp. (d/b/a Lodging.com); Maupintour Holding LLC; Orbitz, Inc.; Orbitz, LLC; Site59.com, LLC; Travelocity.com, Inc.; Travelocity.com LP; and Travelnow.com, Inc.  Each complaint alleges, among other things, that the defendants violated each jurisdiction’s respective hotel occupancy tax ordinance with respect to the charges and remittance of amounts to cover taxes under each ordinance.  Each complaint typically seeks compensatory damages, disgorgement, penalties available by law, attorneys’ fees and other relief.  Such actions include:

•                  City of Los Angeles v. Hotels.com, Inc., et al.

•                  City of Rome, Georgia, et al. v. Hotels.com, L.P., et al.

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

•                  City of Fayetteville v. Hotels.com, L.P., et al.

•                  City of Jefferson, Missouri v. Hotels.com, LP, et al.

•                  City of Gallup, New Mexico v. Hotels.com, L.P., et al.

•                  City of Jacksonville v. Hotels.com, L.P., et al.

•                  The City of Goodlettsville, Tennessee, et al. v. priceline.com Incorporated, et al.

•                  The Township of Lyndhurst, New Jersey v. priceline.com Incorporated, et al.

A discussion of each of the legal proceedings listed above can be found in the section titled “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2007 and/or in the section titled “Commitments and Contingencies” of our Quarterly Reports on Form 10-Q for the three months ended March 31, 2008 and June 30, 2008.

The following developments regarding such legal proceedings occurred during or after the quarter ended September 30, 2008:

City of San Antonio, Texas v. Hotels.com, L.P., et al.:  On July 3, 2008, the United States Court of Appeals for the Fifth Circuit denied the defendants’ petition for interlocutory review of the class certification decision.  On August 12, 2008, the court granted plaintiff’s motion for leave to amend its complaint to add equitable claims of unjust enrichment, money had and received, and for a constructive trust.  Plaintiff amended its complaint on August 13, 2008 and the defendants answered the amended complaint on August 27, 2008.  The parties are presently conducting discovery.

Lake County Convention and Visitors Bureau, Inc. and Marshall County v. Hotels.com, L.P., et al.:  On July 14, 2008, the court denied the defendants’ motion to dismiss the complaint.  On July 28, 2008, the defendants answered the complaint.  The parties are presently conducting discovery.

Louisville/Jefferson County Metro Government, et al. v. Hotels.com, L.P., et al.:  On September 30, 2008, the court granted the defendants’ motion for reconsideration of its prior order denying the defendants’ motion to dismiss the claims brought by the Louisville/Jefferson County Metro Government, and dismissed all of that plaintiff’s claims.  The court also granted the defendants’ motion to dismiss the claims brought by the Lexington-Fayette Urban County Government.  The court dismissed all claims against the defendants with prejudice.  Both plaintiffs have filed notices of appeal to the U.S. Court of Appeals for the Sixth Circuit.

City of Fayetteville v. Hotels.com, L.P., et al.:  On June 30, 2008, the court issued a letter opinion indicating it would grant the defendants’ motion to dismiss the complaint.  On July 25, 2008, the court issued an order dismissing the complaint.

City of Jefferson, Missouri v. Hotels.com, LP, et al.:  On July 21, 2008, the defendants answered the complaint.

City of Jacksonville v. Hotels.com, L.P., et al.:  On July 1, 2008, the City of Jacksonville filed a first amended complaint.  The proposed first amended complaint asserts only a declaratory judgment claim related to the defendants’ alleged liability for tourist development taxes and/or convention development taxes.  On July 15, 2008, the defendants moved to dismiss and to strike the amended complaint.  On July 30, 2008, the plaintiff filed a motion to amend its complaint.  Those motions are pending.

The City of Goodlettsville, Tennessee, et al. v. priceline.com Incorporated, et al.:  On August 7, 2008, the defendants moved to dismiss the complaint.  That motion is pending.   On Oct. 2, 2008, the City of Brentwood, Tennessee voluntarily dismissed its claims, and the case will proceed with the City of Goodlettsville as the sole plaintiff.

The Township of Lyndhurst, New Jersey v. priceline.com Incorporated, et al.:  On August 19, 2008, the defendants moved to dismiss the complaint.  That motion is pending.

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

•                  City of Myrtle Beach, South Carolina v. Hotels.com, LP, et al.

•                  City of Houston, Texas v. Hotels.com, LP, et al.

•                  City of Oakland, California v. Hotels.com, L.P., et al.

•                  Mecklenburg County v. Hotels.com, LP, et al.

A discussion of each of the legal proceedings listed above can be found in the section titled “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2007 and/or in the section titled “Commitments and Contingencies” of our Quarterly Reports on Form 10-Q for the three months ended March 31, 2008 and June 30, 2008.

The following developments regarding such legal proceedings occurred during or after the quarter ended September 30, 2008:

City of Atlanta, Georgia v. Hotels.com L.P., et al.:  On September 8, 2008, the Georgia Supreme Court heard the plaintiff’s appeal from the October 26, 2007 decision of the Georgia Court of Appeals affirming the dismissal of this action.

City of North Myrtle Beach, South Carolina v. Hotels.com, LP, et al.:  On August 1, 2008, the plaintiff filed an amended complaint asserting claims arising under the South Carolina Unfair Trade Practices Act.  On August 15, 2008, the defendants answered the amended complaint.  The parties are currently conducting discovery.

Horry County, et al. v. Hotels.com, LP, et al.:  On August 14, 2008, the defendants moved to dismiss the plaintiff’s declaratory judgment claims, and that motion was denied on September 17, 2008.  The parties are presently conducting discovery.

City of Myrtle Beach, South Carolina v. Hotels.com, LP, et al.: On August 14, 2008, the defendants moved to dismiss the plaintiff’s declaratory judgment claims, and that motion was denied on September 17, 2008.  The parties are presently conducting discovery.

City of Oakland, California v. Hotels.com, L.P., et al.:  The plaintiff’s appeal to the U.S. Court of Appeals for the Ninth Circuit remains pending.  On July 16, 2008, the Company and Lowestfare.com LLC received audit notices from the City.  On August 4, 2008, the Company and Lowestfare.com LLC responded and requested a hearing before the City’s Business Tax Board of Review.  That hearing request remains pending.

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

Consumer Class Actions

Two purported class actions brought by consumers against the Company were pending during the three months ended September 30, 2008.

•                  Marshall, et al. v. priceline.com, Inc.

•                  Bush, et al. v. Cheaptickets, Inc., et al.

A discussion of each of the legal proceedings listed above can be found in the section titled “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2007 and/or in the section titled “Commitments and Contingencies” of our Quarterly Reports on Form 10-Q for the three months ended March 31, 2008 and June 30, 2008.

The following developments regarding such legal proceedings occurred during or after the quarter ended September 30, 2008:

Marshall, et al. v. priceline.com, Inc.:  On August 28, 2008, the court granted plaintiffs’ motion for leave to amend their complaint to assert additional claims for breach of contract and the implied duty of good faith and fair dealing alleging that the Company included a hidden fee within its room rate charge.  The plaintiffs filed their second amended complaint on September 12, 2008, and the Company answered that complaint on September 26, 2008.   The parties are presently conducting discovery.

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

Administrative Proceedings and Other Possible Actions

At various times the Company has also received inquiries or proposed tax assessments from municipalities and other taxing jurisdictions relating to its charges and remittance of amounts to cover state and local hotel occupancy and other related taxes.  The City of Philadelphia, Pennsylvania; Miami-Dade County, Florida; Broward County, Florida; Suffolk County, New York; the City of Anaheim, California; the City of Phoenix, Arizona; the City of San Francisco, California; and state tax officials from Wisconsin, Pennsylvania, Hawaii and Indiana, among others, have begun formal or informal administrative procedures or stated that they may assert claims against the Company relating to allegedly unpaid state or local hotel occupancy or related taxes.  Broward County, Florida, the City of Anaheim, California and the City of San Francisco, California have each issued assessments from which the Company has appealed or intends to appeal.  Those administrative appeals are pending.  The Company is unable at this time to predict whether any such proceedings or assessments will result in litigation.

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

Over the last several years, our business has transitioned from one driven primarily by domestic results to one driven primarily by international results.  Prior to 2004, substantially all of our revenues were generated within the United States.  In September 2004, we acquired Booking.com Limited, a U.K.-based online hotel service, in July 2005, we acquired Booking.com B.V., a Netherlands-based online hotel service, and in November 2007, we acquired Agoda Company, Ltd. (“Agoda”) and AGIP LLC (“AGIP,” and together with Agoda, the “Agoda Companies”), an online hotel service with operations in Singapore and Thailand.  During each of the three and nine month periods ended September 30, 2008, our international business – the significant majority of which is currently generated by our European operations – represented approximately 60% of our gross bookings (an operating and statistical metric referring to the total dollar value, inclusive of all taxes and fees, of all travel services purchased by our customers), and contributed more than two-thirds of our consolidated operating income.  Given that our international business is primarily comprised of hotel reservation services, revenue earned in connection with the reservation of hotel room nights has come to represent a substantial majority of our gross profit.

Economic turmoil in the United States and Europe is negatively affecting the broad travel market and, as a result, our business.  Most recently, global economic and financial market conditions have worsened markedly, creating uncertainty for consumers and pressuring consumer spending on travel.  For example, we have recently observed decreases in occupancy rates (a common metric that measures hotel customer usage) and average daily rates (“ADRs”) in both the United States and Europe.  We believe that the positive trends impacting our domestic and international business overshadowed these negative influences in the first nine months of 2008.  However, market conditions have worsened significantly recently, with particular deterioration in September that continued into early November. We believe macro economic turmoil and these weakening travel market trends, including, without limitation, decreased consumer demand, further deterioration in ADRs and increases in cancellations, have had a negative impact on our business, particularly in Europe and will continue to have a negative impact in the near term.  We cannot predict the magnitude or duration of this downturn, but our current limited visibility does not suggest any near-term improvement.

The hotel market has, until recently, been characterized by robust demand and limited supply, leading to increased occupancy rates, and in turn, increased ADRs.  However, the hotel industry has recently experienced a general decrease in occupancy rates, and we have experienced slowing demand growth, an increase in reservation cancellation rates and declining ADRs – trends in which we do not anticipate any near-term improvement.  While lower occupancy rates have historically resulted in hotel suppliers increasing their distribution of hotel rooms through third-party intermediaries such as us, our remuneration for hotel transactions changes proportionately with room price, and therefore, lower ADRs generally have a negative effect on our hotel business and a negative effect on our gross profit.

We believe the current worldwide economic downturn and lower ADRs are also responsible for the increase in the number of hotel cancellations, particularly at our international operations.  Our international operations distribute hotel rooms primarily through an agency model where reservations are generally cancellable, as opposed to merchant models operated by us (principally in the U.S.) and our competition and through which reservations are generally not cancellable without penalty.  As ADRs decline, customers who have existing reservations may cancel those reservations and rebook at a lower rate, and in times of economic stress, travelers are more likely to cancel their vacation plans outright.  While decreasing ADRs and an uncertain economic environment make it relatively more attractive for consumers to make a cancellable agency reservation than a pre-paid reservation, our agency business will likely have higher cancellation rates compared to companies who offer predominantly merchant model hotel rooms.

International Trends.  The size of the travel market outside of the United States is substantially greater than that within the United States.  Historically, Internet adoption rates and e-commerce adoption rates of international consumers have trailed those of the United States.  However, international consumers are rapidly moving to online means for purchasing travel.  Accordingly, recent international online travel growth rates have substantially exceeded and are expected to continue to exceed the growth rates within the United States.  In addition, the base of hotel suppliers in Europe is particularly fragmented compared to that in the United States, where the hotel market is dominated by large hotel chains.  We believe online reservation systems like ours may be more appealing to small chains and independent hotels more commonly found outside of the United States.  We believe these trends have enabled us to become the top online hotel service provider in Europe, and will allow us to successfully expand our service offerings internationally beyond Europe.

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

Another impact of the growing importance that our international operations represent to our business is our increased exposure to foreign currency exchange risk.  Because we are conducting a significant and growing portion of our business outside the United States and are reporting our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates as the financial results of our international operations are translated from local currency (principally the Euro and the British Pound Sterling) into U.S. dollars upon consolidation.  Our international operations contributed approximately $223.7 million and $492.3 million to our revenues for the three and nine months ended September 30, 2008, respectively, which compares to $131.8 million and $270.1 million for the same periods in 2007, respectively.  Approximately $8.6 million and $31.8 million, respectively, of this increase is due to fluctuations in currency exchange rates.  As a result, our year-over-year revenue growth in the three and nine months ended September 30, 2008, was approximately 63.2% and 70.5%, respectively, on a local currency basis compared to approximately 69.7% and 82.3%, respectively, after giving effect to currency fluctuations.  The U.S. dollar has generally weakened since we acquired Booking.com B.V. in July 2005, and as a result, the year over year growth rates in our international results, when reported in U.S. dollars, have been positively impacted by changes in foreign exchange rates.  However, the U.S. dollar has recently strengthened significantly against the Euro and the British Pound Sterling, which results in decreased net assets, revenues, operating expenses, and net income, and in October 2008, for the first time since our acquisition of Booking.com B.V., the foreign exchange impact was negative rather than positive.  Accordingly, it will become increasingly difficult for us to grow our gross bookings, revenues and earnings on a dollar-denominated basis during the fourth quarter of 2008 and beyond.  If the U.S. dollar weakens against the local currency, the translation of our foreign-currency-denominated balances will result in increased net assets, gross bookings, revenues, operating expenses, and net income. The impact of short-term currency fluctuations on our income for the three months ended September 30, 2008, was minimized by certain derivatives we held.  These derivatives expire on December 31, 2008, and we have no foreign exchange hedges currently in place past that date.  Furthermore, our derivative instruments do not hedge against fluctuation in our gross bookings.

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

In addition, airlines have generally experienced year-over-year increases in load factors (a common metric that measures airplane customer usage), which leaves them with less excess supply to provide third party intermediaries like priceline.com.  Recent decreases in domestic airline capacity and the emerging prospect of industry consolidation, as evidenced by the recent merger agreement between Delta Air Lines and Northwest Airlines, could further reduce the amount of airline tickets available to us.  In addition, major airline carriers began significant reductions in U.S. capacity in September 2008.  These reductions are expected to result in increased fares and lower traveler demand.  Higher fares and lower traveler demand could negatively impact our domestic air business, which could in turn negatively impact our domestic hotel and rental car businesses.  In addition, current domestic economic conditions are partially responsible for a change in the arrangements between rental car companies and automobile manufacturers.  Where manufacturers have historically supplied cars to rental car companies under a lease or another arrangement whereby the manufacturer would buy the car back when it is taken out of the fleet, manufacturers have begun to require the rental car companies purchase the cars for their fleets, which shifts the burden of risk of selling the car to the rental car company.  Because of the recent economic turmoil, rental car companies have struggled to sell such cars, and as a result, they are faced with excess supply.  This, along with an intensely competitive environment, leads to lower retail rental car rates, which in turn, are beneficial to our retail rental car business, but detrimental to our Name Your Own Price® business.  Notwithstanding these trends, we continue to believe that the market for domestic online travel services is an attractive market with continued opportunity for growth.

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

We believe that our success will depend in large part on our ability to maintain profitability, primarily from our hotel business, to continue to promote the priceline.com brand in the United States, the Booking.com brand internationally, the Agoda brand in Asia and, over time, to offer other travel services and further expand into other international markets. Factors beyond our control, such as terrorist attacks, political instability, regional hostilities, increases in fuel prices, global economic slowdown, imposition of taxes or surcharges by regulatory authorities, travel related accidents, travel related health concerns, unusual weather patterns, including natural disasters such as hurricanes, tsunamis or earthquakes; or the withdrawal from our system of a major hotel supplier or airline, could adversely affect our business and results of operations and impair our ability to effectively implement all or some of the initiatives described above.  For example, recent civil unrest during the peak booking season in Thailand, a key market for our Agoda business, is negatively impacting booking volumes.  We intend to continue to invest in marketing and promotion, technology and personnel within parameters consistent with attempts to improve operating results.  We also intend to broaden the scope of our business, and to that end, we explore strategic alternatives from time to time in the form of, among other things, mergers and acquisitions. In addition, we currently do not have operations in geographic areas such as South America, and therefore may consider strategic alternatives in those areas.  Our goal is to improve volume and sustain gross margins in an effort to maintain profitability. The uncertain environment described above makes the prediction of future results of operations difficult, and accordingly, we cannot provide assurance that we will sustain revenue growth and profitability.

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

Results of Operations

Three and Nine Months Ended September 30, 2008 compared to the Three and Nine Months Ended September 30, 2007

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

Gross bookings resulting from hotel room nights, rental car days and airline tickets sold through our domestic and international operations for the three and nine months ended September 30, 2008 and 2007 were as follows (numbers may not total due to rounding):

	Three Months Ended September 30,			Nine Months Ended September 30,
	(in millions)			(in millions)
	2008	2007	Change	2008	2007	Change

Domestic	$800	$602	32.8%	$2,393	$1,629	46.9%
International	1,251	788	58.6%	3,526	1,995	76.7%
Total	$2,050	$1,391	47.4%	$5,919	$3,624	63.3%

Gross bookings resulting from hotel room nights, rental car days and airline tickets sold through our agency and merchant models for the three and nine months ended September 30, 2008 and 2007 were as follows (numbers may not total due to rounding):

	Three Months Ended September 30,			Nine Months Ended September 30,
	(in millions)			(in millions)
	2008	2007	Change	2008	2007	Change

Agency	$1,604	$1,043	53.8%	$4,631	$2,672	73.3%
Merchant	447	348	28.3%	1,288	952	35.4%
Total	$2,050	$1,391	47.4%	$5,919	$3,624	63.3%

Gross bookings increased by 47.4% and 63.3% for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007.  The increase in the three and nine month periods was primarily attributable to growth of 58.6% and 76.7%, respectively, in our international gross bookings, virtually all of which relates to retail hotel room night sales (including the $110 million and $401 million favorable impact of foreign currency exchange rates in the three and nine month periods ended September 30, 2008, respectively).  Domestic gross bookings increased in the three and nine months ended September 30, 2008, by 32.8% and 46.9%, respectively, primarily due to growth in the sale of retail airline tickets, Name Your Own Price® hotel room nights, price-disclosed hotel room nights and Name Your Own Price® airline tickets.

Agency gross bookings increased 53.8% and 73.3% for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007, due to growth in our international hotel operations and in the sale of retail airline tickets.  Merchant gross bookings increased 28.3% and 35.4% for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007, due to an increase in the sale of Name Your Own Price® hotel room nights, the inclusion of room nights sold by Agoda, which was acquired in November 2007, domestic merchant price-disclosed hotel room nights and Name Your Own Price® airline tickets.  Agoda gross bookings amounted to $32.4 million and $81.2 million for the three and nine months ended September 30, 2008, respectively.

	Hotel Room Nights	Rental Car Days	Airline Tickets

Three Months ended September 30, 2008	11.4 million	2.3 million	1.2 million

Three Months ended September 30, 2007	8.0 million	2.3 million	0.8 million

Nine Months ended September 30, 2008	31.7 million	7.8 million	3.7 million

Nine Months ended September 30, 2007	21.2 million	6.6 million	2.1 million

Hotel room nights sold increased by 43.6% and 49.7% for the three and nine months ended September 30, 2008, respectively, over the same periods in 2007, primarily due to an increase in the sale of agency room nights in connection with our international operations, an increase in the sale of Name Your Own Price® and price-disclosed hotel room nights in the United States and the inclusion of room nights sold by Agoda, which was acquired in November 2007.

Rental car days sold were flat for the three months ended September 30, 2008 due to increases in sales of price-disclosed rental cars being offset by decreases in sales of Name Your Own Price® rental cars.  Rental car days sold increased by 17.3% for the nine months ended September 30, 2008, over the same period in 2007, due to increases in sales of both our price-disclosed and Name Your Own Price® rental car services.

Airline tickets sold increased by 44.8% and 73.3% for the three and nine months ended September 30, 2008, respectively, over the same periods in 2007, due primarily to an increase in the sale of price-disclosed airline tickets due in part to our elimination of processing fees in June 2007 and increased marketing support.

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

We continue to experience a shift in the mix of our travel business from a business historically focused exclusively on the sale of domestic point-of-sale travel services to a business that includes significant sales of international point-of-sale hotel services, a significant majority of which are currently generated in Europe.  Because our domestic services include merchant Name Your Own Price® travel services, which are reported on a “gross” basis, while both our domestic and international retail travel services are primarily recorded on a “net” basis, revenue increases and decreases are impacted by changes in the mix of the sale of merchant and retail travel services and, consequently, gross profit has become an increasingly important measure of evaluating growth in our business.  Our international operations contributed approximately $223.7 million and $492.3 million to our revenues for the three and nine months ended September 30, 2008, respectively, which compares to $131.8 million and $270.1 million for the same periods in 2007, respectively.  Approximately $8.6 million and $31.8 million, respectively, of this increase is due to favorable fluctuations in currency exchange rates.  Agoda accounted for approximately $4.2 million and $11.7 million of the revenue attributable to our international operations for the three and nine months ended September 30, 2008, respectively.

	Three Months Ended September 30,			Nine Months Ended September 30,
	($000)%			($000)%
	2008	2007	Change	2008	2007	Change

Merchant Revenues	$323,957	$275,211	17.7%	$949,345	$776,131	22.3%

Agency Revenues	232,638	139,623	66.6%	515,819	292,478	76.4%

Other Revenues	5,014	2,453	104.4%	13,600	5,947	128.7%

Total Revenues	$561,609	$417,287	34.6%	$1,478,764	$1,074,556	37.6%

Merchant Revenues

Merchant revenues for the three and nine months ended September 30, 2008 increased 17.7% and 22.3%, respectively, compared to the same periods in 2007, primarily due to an increase in the sale of Name Your Own Price® hotel room nights and airline tickets and the inclusion of revenues generated by Agoda, which was acquired in November 2007.  In the three and nine months ended September 30, 2007, merchant revenues were positively impacted by the excise tax refund of $0.4 million and $18.6 million, respectively (see Note 14 to our Unaudited Consolidated Financial Statements).  Our international operations contributed approximately $5.6 million and $15.0 million to our merchant revenues for the three and nine months ended September 30, 2008, respectively, which compares to $1.0 million and $2.8 million for the same periods in 2007, respectively.  Agoda contributed approximately $4.2 million and $11.7 million of the merchant revenue attributable to our international operations for the three and nine months ended September 30, 2008, respectively.

Agency Revenues

Agency revenues for the three and nine months ended September 30, 2008 increased 66.6% and 76.4%, respectively, compared to the same periods in 2007, primarily as a result of growth in our international operations, which contributed $218.1 million and $130.8 million of agency revenue for the three months ended September 30, 2008 and 2007, respectively, and $477.3 million and $267.3 million of agency revenue for the nine months ended September 30, 2008 and 2007, respectively.  Approximately $8.6 million and $31.9 million of the increase over the three and nine months ended September 30, 2007, respectively, is due to favorable fluctuations in currency exchange rates.

Other Revenues

Other revenues during the three and nine months ended September 30, 2008 consisted primarily of advertising.  Other revenues for the three and nine months ended September 30, 2008 increased 104.4% and 128.7%, respectively, compared to the same periods in 2007, primarily as a result of higher online advertising revenues due to new advertising partner relationships initiated in 2007 and the revenue generated by an online advertising company acquired in December 2007.

Cost of Revenues and Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
	($000)%			($000)%
	2008	2007	Change	2008	2007	Change

Cost of Revenues	$245,531	$214,956	14.2%	$727,858	$595,297	22.3%

% of Revenues	43.7%	51.5%		49.2%	55.4%

Cost of Revenues

For the three and nine months ended September 30, 2008, cost of revenues consisted primarily of: (1) the cost of Name Your Own Price® hotel rooms from our suppliers, net of applicable taxes, (2) the cost of Name Your Own Price® airline tickets from our suppliers, net of the federal air transportation tax, segment fees and passenger facility charges imposed in connection with the sale of airline tickets; and (3) the cost of Name Your Own Price® rental cars from our suppliers, net of applicable taxes.  Cost of revenues for the three and nine months ended September 30, 2008 increased by 14.2% and 22.3%, compared to the same periods in 2007, respectively, due primarily to the increase in merchant revenue discussed above.  Merchant price-disclosed hotel revenues in the U.S. and at Agoda are recorded at their net amounts, which are amounts received less amounts paid to suppliers and therefore, there are no associated costs of merchant price-disclosed hotel revenues.

Agency revenues are recorded at their net amount, which are amounts received less amounts paid to suppliers, if any, and therefore, there are no costs of agency revenues.

Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
	($000)%			($000)%
	2008	2007	Change	2008	2007	Change

Gross Profit	$316,078	$202,331	56.2%	$750,906	$479,259	56.7%

Gross Margin	56.3%	48.5%		50.8%	44.6%

Total gross profit for the three and nine months ended September 30, 2008 increased by 56.2% and 56.7%, respectively, compared to the same periods in 2007, primarily as a result of increases in revenue discussed above.  Total gross margin (gross profit expressed as a percentage of total revenue) increased during the three and nine months ended September 30, 2008, compared to the same periods in 2007, because Name Your Own Price® transactions, whose revenues are recorded “gross” with a corresponding cost of revenue, represented a smaller percentage of transactions compared to retail, price-disclosed transactions which are primarily recorded “net” with no corresponding cost of revenues.  In the three and nine months ended September 30, 2007, gross profit and gross margin were positively impacted by the excise tax refund of $0.4 million and $18.6 million, respectively, recorded in merchant revenue (see Note 14 to our Unaudited Consolidated Financial Statements).  Because Name Your Own Price® transactions are reported “gross” and retail transactions are primarily recorded on a “net” basis, we believe that gross profit has become an increasingly important measure of evaluating growth in our business. Our international operations accounted for approximately $222.5 million and $489.2 million of our gross profit for the three and nine months ended September 30, 2008, respectively, which compares to $130.9 million and $267.7 million for the same periods in 2007, respectively.  Approximately $8.6 million and $31.9 million, respectively, of this increase is due to fluctuations in currency exchange rates.   Agoda accounted for approximately $4.2 million and $11.5 million of the gross profit attributable to our international operations for the three and nine months ended September 30, 2008, respectively.

Operating Expenses

Advertising

	Three Months Ended September 30,			Nine Months Ended September 30,
	($000)%			($000)%
	2008	2007	Change	2008	2007	Change

Offline Advertising	$8,293	$8,413	(1.4)%	$30,252	$29,028	4.2%

% of Total Gross Profit	2.6%	4.2%		4.0%	6.1%

Online Advertising	84,291	53,844	56.5%	214,952	129,241	66.3%

% of Total Gross Profit	26.7%	26.6%		28.6%	27.0%

Offline advertising expenses consist primarily of: (1) the expenses associated with domestic television, radio and print advertising; and (2) the cost for creative talent, production costs and agency fees for television, radio and print advertising.  For the nine months ended September 30, 2008, offline advertising expenses were higher than in the same period in 2007 primarily as a result of increased media and production costs.  Online advertising expenses primarily consist of the costs of (1) search engine keyword purchases; (2) affiliate programs; (3) banner and pop-up advertisements; and (4) e-mail campaigns.  For the three and nine months ended September 30, 2008, online advertising expenses increased over the same periods in 2007, primarily due to an increase in online advertising expenses to support significantly increased retail agency hotel room nights booked by our international operations (including Agoda, which we acquired in November 2007), which rely primarily on online advertising, in particular keyword purchases and payments to affiliate advertisers, to support their businesses.

Sales and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
	($000)%			($000)%
	2008	2007	Change	2008	2007	Change

Sales and Marketing	$21,452	$13,093	63.8%	$57,715	$36,027	60.2%

% of Total Gross Profit	6.8%	6.5%		7.7%	7.5%

Sales and marketing expenses consist primarily of (1) credit card processing fees associated with merchant transactions; (2) fees paid to third-party service providers that operate our call centers; and (3) provisions for credit card chargebacks.  For the three and nine months ended September 30, 2008, sales and marketing expenses, which are substantially variable in nature, increased over the same periods in 2007, primarily due to (1) increased gross booking volumes; (2) increased credit card chargeback activity (including chargeback activity aggregating approximately $1.5 million in the first six months of 2008 associated with the bankruptcies of two of our airline suppliers); (3) increased bad debt provision; and (4) the inclusion of sales and marketing expenses related to Agoda, which we acquired in November 2007 and which has experienced higher customer chargeback activity than our other merchant services.

Personnel

	Three Months Ended September 30,			Nine Months Ended September 30,
	($000)%			($000)%
	2008	2007	Change	2008	2007	Change

Personnel	$45,259	$27,182	66.5%	$121,787	$72,108	68.9%

% of Total Gross Profit	14.3%	13.4%		16.2%	15.0%

Personnel expenses consist of compensation to our personnel, including salaries, bonuses, taxes, employee health benefits and stock-based compensation. For the three and nine months ended September 30, 2008, personnel expenses increased over the same periods in 2007, primarily due to personnel expenses associated with head count growth of our international operations (including the acquisition of Agoda in November 2007), increased stock-based compensation expense and increased employee performance bonus expense.  Stock-based compensation expense was approximately $10.1 million and $4.1 million for the three months ended September 30, 2008 and 2007, respectively, and approximately $29.1 million and $10.8 million for the nine months ended September 30, 2008 and 2007, respectively.  Stock-based compensation expense increased over the three and nine months ended September 30, 2008, as compared to the same periods in 2007, due to headcount increases, higher stock prices and increases in the estimated probable number of shares to be issued upon completion of specified performance periods for our performance-based grants (see Note 2 to our Unaudited Consolidated Financial Statements).

General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	($000)%			($000)%
	2008	2007	Change	2008	2007	Change

General and Administrative	$13,524	$9,241	46.3%	$39,519	$82,893	(52.3)%

% of Total Gross Profit	4.3%	4.6%		5.3%	17.3%

General and administrative expenses consist primarily of: (1) fees for outside professionals, including litigation expenses; (2) occupancy expenses; and (3) personnel related expenses. General and administrative expenses decreased during the nine months ended September 30, 2008, over the same period in 2007, due to a $55.4 million expense related to a litigation settlement in 2007.  Excluding the litigation settlement, general and administrative expenses increased by 48.4% and 43.6%, respectively, in the three and nine months ended September 30, 2008, compared to the same periods in 2007, due to additional fees for outside professionals, expenses related to litigation activities, expenses related to the evaluation of acquisition opportunities, and increased general and administrative expenses associated with the growth of our international operations, including Agoda, which we acquired in November 2007.

Information Technology

	Three Months Ended September 30,			Nine Months Ended September 30,
	($000)%			($000)%
	2008	2007	Change	2008	2007	Change

Information Technology	$4,402	$3,343	31.7%	$13,688	$9,406	45.5%

% of Total Gross Profit	1.4%	1.7%		1.8%	2.0%

Information technology expenses consist primarily of: (1) system maintenance and software license fees; (2) outsourced data center costs relating to our domestic and international data centers; (3) data communications and other expenses associated with operating our Internet sites; and (4) payments to outside consultants. For the three and nine months ended September 30, 2008, the increase in information technology expenses compared to the same periods in 2007 was primarily associated with the growth of our international operations, including Agoda, which we acquired in November 2007.

Depreciation and Amortization

	Three Months Ended September 30,			Nine Months Ended September 30,
	($000)%			($000)%
	2008	2007	Change	2008	2007	Change

Depreciation and Amortization	$10,935	$9,131	19.8%	$32,352	$26,633	21.5%

% of Total Gross Profit	3.5%	4.5%		4.3%	5.6%

Depreciation and amortization expenses consist of:  (1) amortization of intangible assets with determinable lives; (2) amortization of internally developed and purchased software, (3) depreciation of computer equipment; and (4) depreciation of leasehold improvements, office equipment and furniture and fixtures.  For the three and nine months ended September 30, 2008, depreciation and amortization expense increased from the same periods in 2007, primarily as a result of increased depreciation and amortization related to investment increases in our international operations, including Agoda, which we acquired in November 2007.

Other Income (Expense)

	Three Months Ended September 30,			Nine Months Ended September 30,
	($000)%			($000)%
	2008	2007	Change	2008	2007	Change

Interest Income	$3,061	$6,063	(49.5)%	$10,138	$20,377	(50.2)%

Interest Expense	(1,763)	(2,607)	(32.4)%	(6,787)	(7,560)	(10.2)%

Foreign Currency Transactions and Other	3,500	(1,316)	366.0%	(1,552)	(1,862)	(16.6)%

Total	$4,798	$2,140	124.2%	$1,799	$10,955	(83.6)%

For the three and nine months ended September 30, 2008, interest income on cash and marketable securities decreased over the same periods in 2007, as lower prevailing interest rates and investments in higher quality, lower yielding securities more than offset higher cash and marketable securities balances.  In addition, interest income for the three and nine months ended September 30, 2007 included approximately $0.1 million and $3.3 million, respectively, of interest received on our excise tax refund.  Interest expense decreased for the three months ended September 30, 2008 versus 2007 due primarily to the conversion of $102.4 million of convertible notes, lower interest rates and the termination of our interest rate swap agreement.  Foreign exchange gains of $4.1 million and losses of $1.8 million for the three months ended September 30, 2008 and 2007, respectively, and losses of $0.9 million and $2.4 million for the nine months ended September 30, 2008 and 2007, respectively, were recorded in “Foreign currency transactions and other,” and were principally related to foreign exchange derivative contracts.  In addition, “Foreign currency transactions and other” includes a loss in the amount of $0.8 million recorded during the three months ended September 30, 2008 to reflect a permanent impairment in the value of a corporate note included in long-term investments.

Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	($000)%			($000)%
	2008	2007	Change	2008	2007	Change

Income Tax Benefit(expense)	$(42,852)	$26,657	(260.8)%	$(78,581)	$23,287	(437.4)%

The provision for income taxes includes U.S. and international income taxes determined using an estimate of our annual effective tax rate.  Income tax benefit for the three and nine months ended September 30, 2007 includes non-cash tax benefits of $47.9 million, resulting from the reversal of a portion of the valuation allowance on our domestic deferred tax assets.  In addition, our effective tax rate differs from the expected tax provision at the U.S. statutory tax rate of 35% principally due to lower foreign tax rates and the foreign tax benefit of interest expense on intercompany debt, partially offset by state income taxes and certain non-deductible stock-based compensation expense.  Due to our significant net operating loss carryforwards, we do not expect to pay significant cash taxes on our U.S. federal taxable income for the foreseeable future.  We expect to make cash payments for international income taxes, U.S. alternative minimum tax and certain U.S. state income taxes. Despite robust growth in the Company’s domestic earnings during 2008, the valuation allowance has not been reduced due to inherent uncertainty regarding the potential impact of the current global financial crisis and economic downturn on our future operating results.

Equity in Loss of Investee and Minority Interests

	Three Months Ended September 30,			Nine Months Ended September 30,
	($000)%			($000)%
	2008	2007	Change	2008	2007	Change

Equity in Loss of Investee and Minority Interests	$1,900	$2,516	(24.5)%	$3,641	$3,945	(7.7)%

Equity in loss of investee and minority interests for the three and nine months ended September 30, 2008 and 2007, represented (1) minority interests associated with the ownership of priceline.com International that is held by former shareholders of Booking.com B.V. and Booking.com Limited, including certain European-based managers of that business; and (2) equity in loss of investee, comprised of our pro rata share of pricelinemortgage.com’s net results.  The change versus the prior year was primarily due to a reduction in the minority interest held by former shareholders of priceline.com International, partially offset by an increase in the earnings of priceline.com International.

Liquidity and Capital Resources

As of September 30, 2008, we had $452.2 million in cash and cash equivalents and short-term investments. Approximately $127.9 million of our cash and cash equivalents and short-term investments are held by our international subsidiaries and are denominated primarily in Euros and, to a lesser extent, in British Pounds. Cash equivalents are primarily comprised of U.S. Treasury money market accounts and foreign governmental securities.  Short-term investments are primarily comprised of U.S. and foreign government securities, highly liquid, investment grade corporate debt instruments and certificates of deposit.

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

Net cash provided by operating activities for the nine months ended September 30, 2008 was $235.2 million, resulting from net income of $160.2 million, non-cash items not affecting cash flows of $96.3 million and partially offset by $21.3 million of changes in working capital.  The changes in working capital for the nine months ended September 30, 2008, were primarily related to an $83.6 million increase in accounts receivable, prepaid expenses and other current assets, partially offset by a $62.3 million increase in accounts payable, accrued expenses and other liabilities.  The increase in accounts receivable is primarily due to significant revenue growth for our international operations.  The increases in accounts receivable and accounts payable are also seasonal in nature.  Our bookings and revenues are generally higher in the third quarter of the year than in the fourth quarter of the year which results in higher accounts receivable and accounts payable at September 30 compared to December 31.  We do not believe there has been any material change in credit risk regarding our accounts receivable.  Non-cash items were primarily associated with deferred income tax benefit, stock-based compensation expense, depreciation and amortization, primarily related to intangible assets acquired in our acquisitions of Travelweb, Booking.com Limited, Booking.com B.V., and Agoda.  Net cash provided by operating activities for the nine months ended September 30, 2007 was $89.3 million, resulting from net income of $124.2 million, partially offset by non-cash items not affecting cash flows of $4.1 million and $30.8 million of changes in working capital.  Net income includes $55.4 million paid to settle litigation and $21.9 million received in excise tax refunds (see Note 14 to our Unaudited Consolidated financial Statements for further information regarding the litigation settlement and excise tax refund).  The changes in working capital for the nine months ended September 30, 2007, were primarily related to a $53.6 million increase in accounts receivable, partially offset by a $26.5 million increase in accounts payable, accrued expenses and other current liabilities.  The increase in accounts receivable is primarily due to significant revenue growth for our international operations.  The increases in accounts receivable and accounts payable are also seasonal in nature.  Non-cash items were primarily associated with the deferred income tax benefit, depreciation and amortization, primarily related to intangible assets acquired in our acquisitions of Travelweb, Booking.com Limited and Booking.com B.V.  The deferred income tax benefit resulted primarily from the $47.9 million non-cash reversal of a portion of our deferred income tax valuation allowance.

Net cash used in investing activities was $98.3 million for the nine months ended September 30, 2008. Investing activities were affected by the purchase of $153.6 million of stock in priceline.com International held by minority interest shareholders, $1.5 million increase in restricted cash related to our international operations and equity investments of $0.6 million.  Investing activities were also affected by $70.2 million of net maturities of investments for the nine months ended September 30, 2008.  Net cash used in investing activities was $109.3 million for the nine months ended September 30, 2007. Investing activities were affected by $83.1 million of net purchases of investments for the nine months ended September 30, 2007, and the purchase of $15.0 million of stock in priceline.com International held by minority interest shareholders. Cash invested in purchases of property and equipment was $12.9 million and $11.0 million in the nine months ended September 30, 2007 and 2006, respectively.

Net cash used in financing activities was approximately $95.7 million for the nine months ended September 30, 2008.  The cash used in financing activities during the nine months ended September 30, 2008 was primarily related to $102.4 million of principal paid upon the conversion of senior notes, $4.3 million of treasury stock purchases, partially offset by $4.5 million of proceeds from the exercise of employee stock options and $6.5 million of excess tax benefits from stock-based compensation.  Net cash provided by financing activities was approximately $14.1 million for the nine months ended September 30, 2007. The cash provided by financing activities during the nine months ended September 30, 2007 was primarily related to $16.2 million of proceeds from the exercise of employee stock options, partially offset by $2.2 million of treasury stock purchases.

Based upon the closing price of our common stock for the prescribed measurement periods during the three months ended September 30, 2008, the contingent conversion thresholds on each of our convertible senior note issues were exceeded.

As a result, the notes (aggregate principal amount $468 million) are convertible at the option of the holder as of September 30, 2008 and, accordingly, have been classified as a current liability in the Unaudited, such as investment funds seeking liquidity to fund investor withdrawals, Consolidated Balance Sheet as of that date.  Current turmoil in the world financial markets has increased the likelihood that certain holders, such as investment funds seeking liquidity to fund investor withdrawals, will elect to convert our convertible senior notes prior to maturity.  In the nine months ended September 30, 2008, approximately $100.5 million aggregate principal amount of the 1% Notes, $1.9 million aggregate principal amount of 2011 Notes and $30,000 of the 2.25% Notes were converted.  We also received notices of conversion from the holders of approximately $24.5 million of the 1% Notes, which represents the entire remaining outstanding principal amount of 1% Notes, and which were settled in the fourth quarter of 2008.  In addition, we also received notices of conversion from the holders of approximately $36.0 million of the 2011 Notes and $14.0 million of the 2013 Notes, all of which are expected to be settled in the fourth quarter of 2008.  If holders elect to convert, we would be required to settle the principal amount of the notes in cash and intend to satisfy any conversion premium in shares of common stock.  We would likely fund the repayment of the principal amount with existing cash and cash equivalents, short-term investments (totaling approximately $452.2 million at September 30, 2008), long-term investments (totaling approximately $14.3 million at September 30, 2008) and borrowings under our revolving credit facility.

In September 2007, we entered into a $175 million five-year committed revolving credit facility with a group of lenders, which is secured, subject to certain exceptions, by a first-priority security interest on substantially all of our assets and related intangible assets located in the United States.  In addition, our obligations under the revolving credit facility are guaranteed by substantially all of the assets and related intangible assets of our material direct and indirect domestic and foreign subsidiaries.  Borrowings under the revolving credit facility will bear interest, at our option, at a rate per annum equal to the greater of (a) JPMorgan Chase Bank, National Association’s prime lending rate and (b) the federal funds rate plus ½ of 1%, plus an applicable margin ranging from 0.25% to 0.75%; or at an adjusted LIBOR for the interest period in effect for such borrowing plus an applicable margin ranging from 1.25% to 1.75%.  Undrawn balances available under the revolving credit facility are subject to commitment fees at the applicable rate ranging from 0.25% to 0.375%.

The revolving credit facility provides for the issuance of up to $50.0 million of letters of credit as well as borrowings on same-day notice, referred to as swingline loans, which are available in U.S. dollars, Euros, Pounds Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility will be used for working capital and general corporate purposes.  As of September 30, 2008 there were no amounts outstanding under the facility and the Company has issued approximately $5.8 million of letters of credit under the revolving credit facility.

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

Off-Balance Sheet Arrangements.

As of September 30, 2008, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Throughout 2006, 2007 and the three and nine months ended September 30, 2008, our international operations experienced significant year-over-year growth in their gross bookings (an operating and statistical metric referring to the total dollar value, inclusive of all taxes and fees, of all travel services purchased by our customers).  This growth rate has contributed significantly to our growth in revenue, gross profit and earnings per share.  We expect our international operations to experience a decline in their growth rate in future years as the absolute level of their gross bookings grows larger.  We expect other factors to slow the growth rates of our international business, including, for example, the recent strengthening of the U.S. dollar versus the Euro, recent turmoil in the world financial markets, further declines in hotel ADRs, travel market conditions and the competitiveness of the market.  A decline in our international operations’ growth rate could have a negative impact on our future revenue and earnings per share growth rates and, as a consequence, our stock price.

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

The strategy of our international operations involves rapid expansion into countries in Europe, including eastern Europe, Asia and elsewhere, many of which have different customs, different levels of customer acceptance of the Internet and different legislation, regulatory environments and tax schemes.  For example, recent civil unrest during the peak booking season in Thailand, a key market for our Agoda business, is negatively impacting booking volumes.  In addition, compliance with foreign legal, regulatory or tax requirements will place demands on our time and resources, and we may nonetheless experience unforeseen and potentially adverse legal, regulatory or tax consequences.  If our international operations are unsuccessful in rapidly expanding into other international countries, our business, results of operations and financial condition would be adversely affected.

Our international operations currently distribute hotel rooms primarily through a retail model whereby we earn a commission from the hotel property when the customer checks out of the hotel.  This requires our international operations to pursue collection of commissions relating to hotel room reservations from the hotel after the customer has completed his or her stay.  If current turmoil in the world financial markets, or any other factors, cause hotels participating in our international operations to become delinquent in their obligations to pay our commissions, including as a result of bankruptcies or insolvencies, the business of our international operations could be negatively impacted.

We are dependent on the leisure travel industry and certain travel suppliers.

Our financial prospects are significantly dependent upon our sale of leisure travel services.  Leisure travel, including the sale of hotel rooms and leisure airline tickets, is dependent on personal discretionary spending levels. As a result, sales of leisure travel services tend to decline during general economic downturns and recessions.  Accordingly, weak economic conditions, such as the current turmoil in the world financial markets has led to a weakening in the fundamental demand for our services and an increase in the number of customers who cancel existing travel reservations with us.  In addition, unforeseen events beyond our control, such as terrorist attacks, political instability, regional hostilities, increases in fuel prices, imposition of taxes or surcharges by regulatory authorities, travel related accidents, travel related health concerns and unusual weather patterns, including natural disasters such as hurricanes, tsunamis or earthquakes, also may adversely affect the leisure travel industry and our business and results of operations. Further, work stoppages or labor unrest at any of the major airlines could materially adversely affect the airline industry and, as a consequence, have a material adverse effect on our business, results of operations and financial condition.

During the three months ended September 30, 2008, Name Your Own Price® hotel room nights from our five largest hotel suppliers accounted for approximately 37.4% of total Name Your Own Price® hotel room nights sold, and sales of airline tickets from our five largest and two largest airline suppliers accounted for approximately 77.2% and 37.4% of total airline tickets sold, respectively. As a result, we are currently substantially dependent upon the continued participation of these suppliers in our system in order to maintain and continue to grow our total gross profit.

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

The hotel market has, until recently, been characterized by robust demand and limited supply, leading to increased occupancy rates, and in turn, increased ADRs.  However, the hotel industry has recently experienced a general decrease in occupancy rates, and we have experienced slowing demand growth, an increase in reservation cancellation rates and declining ADRs – trends in which we do not anticipate any near-term improvement.  While lower occupancy rates have historically resulted in hotel suppliers increasing their distribution of hotel rooms through third-party intermediaries such as us, our remuneration for hotel transactions changes proportionately with room price, and therefore, lower ADRs generally have a negative effect on our hotel business and a negative effect on our gross profit.

We believe the current worldwide economic downturn and lower ADRs are also responsible for the increase in the number of hotel cancellations, particularly at our international operations.  Our international operations distribute hotel rooms primarily through an agency model where reservations are generally cancellable, as opposed to merchant models operated by us (principally in the U.S.) and our competition and through which reservations are generally not cancellable without penalty.  As ADRs decline, customers who have existing reservations may cancel those reservations and rebook at a lower rate, and in times of economic stress, travelers are more likely to cancel their vacation plans outright.  While decreasing ADRs and an uncertain economic environment make it relatively more attractive for consumers to make a cancellable agency reservation than a pre-paid reservation, our agency business will likely have higher cancellation rates compared to companies who offer predominantly merchant model hotel rooms.

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

With respect to our airline suppliers, the airline industry has experienced a shift in market share from full-service carriers to low-cost carriers that focus primarily on discount fares to leisure destinations and we expect this trend to continue.  Some low-cost carriers, such as Southwest, have not historically distributed their tickets through us or other third-party intermediaries.  In addition, certain airlines have significantly limited or eliminated sales of airline tickets through opaque channels, preferring to consistently show the lowest available price on their own website.  Certain airlines have also reduced their domestic capacity, which could reduce the number of airline tickets available to our customers.  Furthermore, major airline carriers began significant reductions in U.S. capacity in September 2008.  These reductions are expected to result in increased fares and lower traveler demand.  Higher fares and lower traveler demand could negatively impact our domestic air business, which could in turn have negative repercussions on our domestic hotel and rental car businesses, and could have a material adverse effect on our business, results of operations and financial condition.

Due to our dependence on the airline industry, we could be severely affected by changes in that industry, and, in many cases, we will have no control over such changes or their timing.  Recently, there has been an emerging prospect of domestic airline industry consolidation, as evidenced by the recent merger between Delta Air Lines and Northwest Airlines.  If one of our major airline suppliers merges or consolidates with, or is acquired by, another company that either does not participate in the priceline.com system or that participates on substantially lower levels, the surviving company may elect not to participate in our system or to participate at lower levels than the previous supplier.  For example, in September 2005, US Airways and America West merged.  US Airways was a meaningful participant in our Name Your Own Price® system, but America West participated on a very limited basis.  The resulting entity participates in our Name Your Own Price® system, but at much lower levels than US Airways’ historical participation.

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

With respect to our rental car suppliers, increased utilization (a common metric that measures rental car customer usage) may reduce the number of car reservations they distribute through our service or increase the negotiated rates at which they are willing to provide car reservations.  Like airline and hotel suppliers, rental car companies are focused on selling rental car reservations through their own websites, which reduces the amount of rental car reservations available to us.  Furthermore, if one of our major rental car suppliers merges or consolidates with, or is acquired by, another company that either does not participate in the priceline.com system or that participates on substantially lower levels, the surviving company may elect not to participate in our system or to participate at lower levels than the previous supplier.  In addition, current domestic economic conditions are partially responsible for a change in the arrangements between rental car companies and automobile manufacturers.  Where manufacturers have historically supplied cars to rental car companies under a lease or another arrangement whereby the manufacturer would buy the car back when it is taken out of the fleet, manufacturers have begun to require the rental car companies purchase the cars for their fleets, which shifts the burden of risk of selling the car to the rental car company.  Because of the recent economic turmoil, rental car companies have struggled to sell such cars, and as a result, they are faced with excess supply.  This, along with an intensely competitive environment, leads to lower retail rental car rates, which in turn, are beneficial to our retail rental car business, but detrimental to our Name Your Own Price® business. Finally, because rental car days are typically less expensive than airline tickets or hotel room nights, a reduction in retail rental car rates has a disproportionately adverse effect on sales of Name Your Own Price® rental car days since customers may be less likely to accept the trade-offs associated with that service.

We are exposed to fluctuations in currency exchange rates.

As a result of the growth of our international operations, we are conducting a significant portion of our business outside the United States and are reporting our results in U.S. dollars.  As a result, we face exposure to adverse movements in currency exchange rates as the financial results of our international operations are translated from local currency (principally the Euro and the British Pound Sterling) into U.S. dollars upon consolidation.  For example, our international operations contributed approximately $223.7 million and $492.3 million to our revenues for the three and nine months ended September 30, 2008, respectively, which compares to $131.8 million and $270.1 million for the same periods in 2007, respectively.  Approximately $8.6 million and $31.8 million, respectively, of these increases are due to fluctuations in currency exchange rates.  The U.S. dollar has generally weakened since we acquired Booking.com B.V. in July 2005, and as a result, the year over year growth rates in our international results, when reported in U.S. dollars, have been positively impacted by changes in foreign exchange rates.  However, the U.S. dollar has recently strengthened significantly against the Euro and the British Pound Sterling, which results in decreased net assets, revenues, operating expenses, and net income, and in October 2008, for the first time since our acquisition of Booking.com B.V., the foreign exchange impact was negative rather than positive.  Accordingly, it will become increasingly difficult for us to grow our gross bookings, revenues and earnings on a dollar denominated basis during the fourth quarter of 2008 and beyond.  If the U.S. dollar weakens against the local currency, the translation of our foreign-currency-denominated balances will result in increased net assets, gross bookings, revenues, operating expenses, and net income.

Intense competition could reduce our market share and harm our financial performance.

We compete with both online and traditional sellers of the services we offer. The market for the services we offer is intensely competitive, and current and new competitors can launch new sites at a relatively low cost. In addition, the major online travel companies with which we compete have significantly greater financial resources and capital than we do.  We may not be able to effectively compete with industry conglomerates such as Orbitz Worldwide, Sabre or Expedia, each of which has access to significantly greater and more diversified resources than we do.

We currently or potentially compete with a variety of companies with respect to each service we offer. With respect to our travel services, these competitors include, but are not limited to:

•                  Internet travel services such as Expedia, Hotels.com and Hotwire, which are owned by Expedia, and Venere, an Italian-based agency hotel reservation service provider that was acquired by Expedia in the third quarter of 2008; Travelocity and lastminute.com, which are owned by the Sabre Group; Orbitz.com, Cheaptickets, ebookers, HotelClub and RatesToGo, which are currently owned by Orbitz Worldwide; laterooms and asiarooms owned by Tui Travel, and Gullivers, octopustravel, Superbreak, hotel.de, Hotel Reservation Service, Ctrip, Rakuten and Wotif;

•                  travel suppliers such as airlines, hotel companies and rental car companies, many of which have their own branded websites to which they drive business;

•                  large online portal and search companies, such as AOL (including AOL Travel), Yahoo! (including Yahoo! Travel) and Google;

•                  traditional travel agencies;

•                  online travel search sites such as Mobissimo.com, FareChase.com, Kayak.com and Kayak.com’s recent acquisition, SideStep.com (each sometimes referred to as “meta-search”) and travel research sites that have search functionality, such as TripAdvisor, Travelzoo and Cheapflights.com; and

•                  operators of travel industry reservation databases such as Galileo, Travelport, Amadeus and Sabre.

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

Current turmoil in the world financial markets increases the likelihood that holders of our convertible senior notes will elect to convert their notes prior to maturity.

In the past several months, the world financial markets – and in particular the world debt markets – have experienced major disruptions, causing investors to liquidate investment holdings in favor of the relative safety of cash and\or government backed securities.  The holders of our convertible senior notes are primarily hedge funds whose investment pools are subject to such investor demands for liquidity.  Given the recent market turmoil, we expect to see significant investor redemptions and withdrawals from hedge funds by their underlying investors.  Accordingly, we also expect that a potentially significant number of hedge funds that hold our convertible senior notes will be forced to convert their notes prior to maturity in order to meet these investor demands.  For example, subsequent to September 30, 2008, we received conversion notices for $36.0 million of the 2011 Notes and $14.0 million of the 2013 Notes.  This conversion activity exposes us to several potential risks, including without limitation:

•      Early conversions of a significant amount of our convertible senior notes would reduce our cash and investment balances.  We would likely fund any conversion obligations with existing cash and cash equivalents, short-term investments, long-term investments and borrowings under our revolving credit facility.  While we currently have sufficient cash and investment balances to fund early conversions, if a significant amount of convertible senior notes were to be converted, our cash and investment balances would be significantly reduced.

•                  In certain circumstances, our Conversion Spread Hedges could be ineffective.  In connection with the issuance of the 2011 Notes and the 2013 Notes, we purchased certain Conversion Spread Hedges that entitle us to purchase from Goldman Sachs and Merrill Lynch approximately 8.5 million shares of our common stock (the number of shares underlying the 2011 Notes and the 2013 Notes) at a strike price of $40.38 per share (subject to adjustment in certain circumstances) in 2011 and 2013, and the hedging counterparties are entitled to purchase from us approximately 8.5 million shares of our common stock at a strike price of $50.47 per share

(subject to adjustment in certain circumstances) in 2011 and 2013.  We purchased the Conversion Spread Hedges in order to increase the effective conversion price of the 2011 Notes and the 2013 Notes to $50.47 per share from the stated conversion price of $40.38 per share, thereby reducing the potential dilution upon the expected conversion of the 2011 Notes and the 2013 Notes at their maturity dates.   The Conversion Spread Hedges do not immediately hedge against the associated dilution from conversions of our notes prior to their stated maturities.  Therefore, if the holders of the 2011 Notes or the 2013 Notes elect to convert all or a portion of their notes prior to maturity, we will be obligated to immediately deliver any related conversion premium in shares of our common stock or a combination of cash and shares.  However, our hedging counterparties will not be obligated to deliver us shares or cash that would offset the dilution associated with the early conversion activity until 2011 and 2013.  Because of this potential timing difference, it is possible that the number of shares, if any, that we receive from our Conversion Hedge Spread could differ materially from the number of shares, if any, that we are required to deliver to holders of our notes upon their early conversion.  This potential difference in timing potentially makes the hedges ineffective, which could negatively impact our future diluted shares outstanding.

•                  Early conversions of our convertible senior notes would subject us to accelerated recognition of debt issuance expense.  In connection with the issuance of our convertible senior notes, we incurred certain debt issuance costs that we carry on our balance sheet as “Other Assets”.  The current unamortized value of our debt issuance costs is $7.7 million.  These debt issuance costs are amortized over the period beginning with the date on which the notes were issued and ending on their stated maturity date or the first stated put date, if applicable.   However, in the event that some or all of our convertible senior notes are converted prior to their expected maturity date, we will be required to accelerate the expense of some or all of the carrying value of our debt issuance costs.  As a result, we would experience a significant increase in our interest expense for the period in which the acceleration occurs.  While such an expense would be non-cash in nature and would generally not be recurring, it could have a negative impact on our earnings for the period in which we recognize such an expense.

The economic downturn and global financial crisis could further adversely affect our business.

Economic turmoil in the United States and Europe is negatively affecting the broad travel market and, as a result, our business.  For example, hotels have recently reported decreases in occupancy rates and average daily rates (“ADRs”) in both the United States and Europe.  We believe that the positive trends impacting our domestic and international business overshadowed these negative influences in the first nine months of 2008.  However, market conditions worsened significantly recently, with particular deterioration in September that continued into early November.  We believe macro economic turmoil and these weakening travel market trends, including, without limitation, decreased consumer demand, further deterioration in ADRs and increases in cancellations, had a negative impact on our business, particularly in Europe and will continue to have a negative impact in the near term.  We cannot predict the magnitude or duration of this downturn, but our current limited visibility does not suggest any near-term improvement.  In addition, weak economic conditions could weaken the fundamental demand for our services and could also cause an increase in the number of customers who cancel existing travel reservations with us.  In addition, the financial crisis has dramatically restricted the willingness and ability of financial institutions to extend credit.  If we are not able to gain access to funds at an acceptable cost through the credit market, we may be limited, or unable, to pursue certain strategic alternatives such as acquisitions and share repurchases.

We are exposed to various counterparty risks.

We are party to derivative instruments to hedge our exposure to foreign currency exchange rate fluctuation, as well as potential dilution upon conversion of our convertible senior notes.  As of September 30, 2008, we are party to foreign currency contracts with a notional value of approximately $43.1 million.  The counterparties to these contracts are JPMorganChase and Morgan Stanley.  On the maturity dates of these contracts, the counterparties are potentially obligated to pay us the net settlement value.  The counterparties to our Conversion Spread Hedges are Goldman Sachs and Merrill Lynch.  Under the Conversion Spread Hedges, we are entitled to purchase from the counterparties approximately 8.5 million shares of our common stock (the number of shares underlying the 2011 Notes and the 2013 Notes) at a strike price of $40.38 per share (subject to adjustment in certain circumstances) and the counterparties are entitled to purchase from us approximately 8.5 million shares of our common stock at a strike price of $50.47 per share (subject to adjustment in certain circumstances).  The Conversion Spread Hedges increase the effective conversion price of the 2011 Notes and the 2013 Notes to $50.47 per share from our perspective and are designed to reduce the potential dilution upon conversion of the 2011 Notes and the 2013 Notes. If the market value per share of our common stock at maturity is above $40.38, the Conversion Spread Hedge will entitle us to receive from the counterparties net shares of our common stock based on the excess of the then current market price of our common stock over the strike price of the hedge (up to $50.47).  If any of the counterparties to these derivative instruments were to liquidate, declare bankruptcy or otherwise cease operations, it may not satisfy its obligations under these derivative instruments.  In such event, our fully diluted share count would be increased.

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

Our performance is largely dependent on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization.  In particular, the contributions of certain key senior management in the U.S. and Europe are critical to the overall management of the company.  In addition, because our European senior management’s minority ownership interest was repurchased in September of 2008, it may become more difficult to retain these senior managers over time.  We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees, the loss of whom could harm our business.

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

We have rapidly and significantly expanded our international operations and anticipate expanding further to pursue growth of our service offerings and customer base. For example, the number of our employees worldwide has grown from less than 700 in the first quarter of 2007, to approximately 1,745 as of September 30, 2008, which growth is almost entirely comprised of hires by our international operations.  Such expansion increases the complexity of our business and places a significant strain on our management, operations, technical performance, financial resources and internal financial control and reporting functions.

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

The Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”).  FSP APB 14-1 requires cash settled convertible debt, such as our convertible senior notes, to be separated into debt and equity components at issuance and a value to be assigned to each.  The value assigned to the debt component would be the estimated fair value, as of the issuance date, of a similar bond without the conversion feature.  The difference between the bond cash proceeds and this estimated fair value, representing the value assigned to the equity component, would be recorded as a debt discount and amortized to interest expense over the life of the bond.  In addition, if our convertible debt is redeemed or converted prior to maturity and the fair value of the debt component immediately prior to extinguishment exceeds the carrying value it will result in a loss on extinguishment.  Although FSP APB 14-1 will have no impact on our actual past or future cash flows, it will require us to record a significant amount of non-cash interest expense as the debt discount is amortized and may result in losses on extinguishment that would not have occurred under previous GAAP.  FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and must be applied on a retrospective basis.  We are in the process of evaluating the impact of this new standard, but expect that it will have a material adverse impact on our results of operations and earnings per share.

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

We may experience similar risks in connection with any future acquisitions. We may not be successful in addressing these risks or any other problems encountered in connection with the acquisitions of Booking.com B.V., Booking.com Limited or the Agoda Companies, or that we could encounter in future acquisitions, which would harm our business or cause us to fail to realize the anticipated benefits of our acquisitions.  As of September 30, 2008, we had approximately $519.9 million assigned primarily to the intangible assets and goodwill of Booking.com B.V., Booking.com Limited and the Agoda Companies, and therefore, the occurrence of any of the risks identified above could result in a material adverse impact, including an impairment of these assets, which could cause us to have to record a charge for impairment.  Any such charge could adversely impact our operating results, which would cause our stock price to decline significantly.

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

Our convertible senior notes are convertible into shares of our common stock if certain specified conditions are met.  All of our convertible notes are currently convertible.  Upon conversion, the holder will receive cash for the principal amount of the note and cash or shares of our common stock or a combination of cash and shares of our common stock for the conversion value in excess of such principal amount.  If our stock trades above the conversion prices of the outstanding convertible notes, our diluted share count will increase by the net number of shares that would become issuable to the holders of our outstanding convertible notes and, as a consequence, have a dilutive impact on net income per share.  As an example, at stock prices of $40 per share, $60 per share, $80 per share, $100 per share and $150 per share, common equivalent shares would include approximately 0.1 million, 4.0 million, 5.9 million, 7.1 million and 8.6 million equivalent shares, respectively, related to the remaining outstanding convertible notes (excluding the offsetting impact of the Conversion Spread Hedges described in Note 9 to the Unaudited Consolidated Financial Statements).  The Conversion Spread Hedges increase the effective conversion price of the 2011 Notes and the 2013 Notes from $40.38 to $50.47 per share, and reduce the dilution upon conversion of the 2011 Notes and the 2013 Notes.  Since the impact of the Conversion Spread Hedges is anti-dilutive it is excluded from the calculation of net income per share under GAAP until they are exercised upon maturity.

The repayment of our $468 million Convertible Senior Notes could result in a substantial decrease in our net interest income.

We incur interest expense with respect to our convertible senior notes at annual percentage rates that range between 0.50% and 2.25%.  Because we currently maintain and have maintained significant cash and cash equivalents, short-term investment and long-term investment balances on our Unaudited Consolidated Balance Sheet (approximately $466.5 million as of September 30, 2008) and because the interest rates that we earn on those balances are in excess of the interest rates that we pay on our convertible senior notes, we are generating interest income net of our interest expense.  If we were to use our cash and investment balances to repay our convertible senior notes, or if we are unable to refinance our convertible senior notes with new indebtedness bearing interest at rates similar to our convertible senior notes, then our earnings could be significantly negatively impacted by a decrease in net interest income.  Current turmoil in the world financial markets increases the likelihood that the holders will elect to convert our convertible senior notes prior to maturity.

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

Our results may also be affected by seasonal fluctuations in the supply made available to us by airlines, hotels and rental car suppliers. Our revenues and operating results may continue to vary significantly from quarter to quarter because of these factors. As a result, quarter-to-quarter comparisons of our revenues and operating results may not be meaningful. In addition, due to our limited operating history, a relatively new and unproven business model and an uncertain environment in the travel industry, it may be difficult to predict our future revenues or results of operations.  A significant change in the global economic environment, such as we are currently experiencing as a result of the financial downturn and banking crisis, makes it more difficult to forecast future operating results.

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

We manage our exposure to interest rate risk and foreign currency risk through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments. We use foreign exchange derivative contracts to manage short-term foreign currency risk.

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

We did not experience any material changes in interest rate exposures during the three or nine months ended September 30, 2008.  Based upon economic conditions and leading market indicators at September 30, 2008, we do not foresee a significant adverse change in interest rates in the near future.

As of September 30, 2008, the carrying value of our debt is approximately $468 million.  We estimate that the market value of such debt was approximately $805 million as of September 30, 2008.  Substantially all of the market value of our debt in excess of the carrying value is related to conversion premium on the bonds.

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

From time to time, we enter into foreign exchange derivative contracts to minimize the impact of short-term foreign currency fluctuations on our consolidated operating results.  As of September 30, 2008, foreign exchange derivative contracts with notional values of 23.1 million Euros and 4 million British Pounds were outstanding to minimize the impact of short-term foreign currency fluctuations on consolidated operating results.  These derivatives expire on December 31, 2008, and we have no foreign exchange hedges currently in place past that date.  As of December 31, 2007, contracts with notional values of 16.0 million Euros and 3.7 million British Pounds were outstanding.  Foreign exchange gains of $4.1 million and losses of $1.8 million for the three months ended September 30, 2008 and 2007, respectively, and losses of $0.9 million and $2.4 million for the nine months ended September 30, 2008 and 2007, respectively, were recorded in “Foreign currency transactions and other,” and were principally related to foreign exchange derivative contracts.  We may enter into additional foreign exchange derivative contracts or other economic hedges in the future.

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

There was no change in the Company’s internal control over financial reporting during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

A description of material legal proceedings to which we are a party is contained in Note 14 to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information relating to repurchases of our equity securities during the three months ended September 30, 2008:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2008 – July 31, 2008	6,794	(3)	$107.41	—	$44,866,000	(1)
				—	$20,447,000	(2)
August 1, 2008 – August 31, 2008	1,792	(3)	$95.58	—	$44,866,000	(1)
				—	$20,447,000	(2)
September 1, 2008 – September 30,	296	(3)	$100.82	—	$44,866,000	(1)
2008				—	$20,447,000	(2)
Total	8,882		$104.80	—	$65,313,000

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

(b)                                  Reports on Form 8-K

On August 6, 2008, we filed (“furnished” with respect to certain information) a report on Form 8-K in connection with our second quarter earnings; On August 6, 2008, we also filed a report on Form 8-K in connection with a separation agreement between Booking.com and Stef Norden as well as certain amendments to the employment agreement and a performance share unit agreement between priceline.com and Jeffery H. Boyd; and on September 16, 2008, we furnished a report on Form 8-K in connection with a presentation to be given by Jeffery H. Boyd at the Bank of America 38th Annual Investment Conference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICELINE.COM INCORPORATED
(Registrant)

Date: November 7, 2008	By:	/s/ Robert J. Mylod, Jr.
		Name:	Robert J. Mylod, Jr.
		Title:	Chief Financial Officer
(On behalf of the Registrant and
as principal financial officer)

Exhibit Index

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.