Form 10-K
period 2008-12-31
PRICELINE COM INC
filed 2009-02-20
CIK 1075531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

Commission File No.: 0-25581

priceline.com Incorporated

(Exact name of Registrant as specified in its charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	06-1528493 (I.R.S. Employer Identification No.)

800 Connecticut Avenue Norwalk, Connecticut (Address of Principal Executive Offices)	06854 (Zip Code)

Registrant’s telephone number, including area code: (203) 299-8000

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on which Registered:
Common Stock, par value $0.008 per share	The NASDAQ Global Select Market

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

The aggregate market value of common stock held by non-affiliates of priceline.com as of June 30, 2008 was approximately $2.7 billion based upon the closing price reported for such date on the Nasdaq Global Select Market.  For purposes of this disclosure, shares of common stock held by executive officers and directors of priceline.com on June 30, 2008 have been excluded because such persons may be deemed to be affiliates of priceline.com.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of priceline.com’s common stock was 40,980,720 as of February 13, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth in this Form 10-K, is incorporated herein by reference from priceline.com’s definitive proxy statement relating to the annual meeting of stockholders to be held on June 3, 2009, to be filed with the Securities and Exchange Commission within 120 days after the end of priceline.com’s fiscal year ended December 31, 2008.

priceline.com Incorporated Annual Report on Form 10-K for the Year Ended December 31, 2008 Index

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

PART I

Item 1.  Business

General

We are a leading global online travel company that offers our customers a broad range of travel services, including hotel rooms, car rentals, airline tickets, vacation packages, cruises and destination services.  Internationally, we offer our customers hotel room reservations in over 75 countries and 27 languages. In the United States, we offer our customers a unique choice: the ability to purchase travel services in a traditional, price-disclosed manner or the opportunity to use our unique Name Your Own Price® service, which allows our customers to make offers for travel services at discounted prices.

We launched our business in the United States in 1998 under the priceline.com brand and have since expanded our operations to include, among others, the brands Booking.com, Active Hotels and Agoda.  Our principal goal is to be the leading worldwide online hotel reservation service.  At present, we derive substantially all of our revenues from the following sources:

•                              Transaction revenues from our Name Your Own Price® hotel room, rental car and airline ticket services, as well as our vacation packages service;

•                              Commissions earned from the sale of price-disclosed hotel rooms, rental cars, cruises and other travel services;

•                              Customer processing fees charged in connection with the sale of both Name Your Own Price® and price-disclosed hotel rooms and Name Your Own Price® airline tickets and rental car services.  We eliminated processing fees for our price-disclosed airline ticket service in June 2007;

•                              Transaction revenue from our price-disclosed “merchant” hotel room service;

•                              Global distribution system (“GDS”) reservation booking fees related to both our Name Your Own Price® airline ticket, hotel room and rental car services, and price-disclosed airline tickets and rental car services; and

•                              Other revenues derived primarily from selling advertising on our websites.

For the year ended December 31, 2008, we had revenues of approximately $1.9 billion comprised of “merchant” revenue, “agency” revenue and “other” revenue.  Merchant revenues are derived from transactions where we are the merchant of record and, among other things, select suppliers and determine the price we will accept from the customer.  Merchant revenues, which represented the substantial majority of our total revenues in 2008, consisted of: (1) transaction revenues representing the selling price of Name Your Own Price® hotel rooms, rental cars and airline tickets and price-disclosed vacation packages services; (2) transaction revenues representing the amount charged to a customer, less the amount charged by suppliers in connection with the hotel rooms provided through our merchant price-disclosed hotel service; (3) customer processing fees charged in connection with the sale of both Name Your Own Price® and price-disclosed hotel rooms and Name Your Own Price® airline tickets and rental car services; and (4) ancillary fees, including GDS reservation booking fees related to certain of the services listed above.  Agency revenues are generally derived from travel related transactions where we are not the merchant of record and where the prices of our services are determined by third parties. Agency revenues consisted primarily of: (1) travel commissions and (2) GDS reservation booking fees related to certain of the services listed above.  Other revenues are derived primarily from advertising on our websites.

Priceline.com was formed as a Delaware limited liability company in 1997 and was converted into a Delaware corporation in July 1998.  Our common stock is listed on the NASDAQ Global Select Market under the symbol “PCLN.”  Our principal executive offices are located at 800 Connecticut Avenue, Norwalk, Connecticut 06854.

The priceline.com Business Model

We offer customers the ability to make hotel reservations on a worldwide basis primarily under the Booking.com and Agoda brands internationally and primarily under the priceline.com brand in the United States.  In the United States, we also offer customers the ability to purchase other travel services, including airline tickets, rental car days, vacations packages, destination services and cruises, through both a traditional, price-disclosed “retail” manner, and through our proprietary demand-collection system known as Name Your Own Price®.  These services are made available over the Internet through websites that we own or control, and are provided by major travel suppliers, including more than 70,000 hotel properties worldwide.  We believe that the combination of our retail price-disclosed model and our Name Your Own Price® model allows us to provide a broad array of options to value-conscious travelers, while providing us with diverse streams of revenue.

International: Price-Disclosed Hotel Services.  We offer a retail, price-disclosed hotel service in Europe and Asia through our international operations, which consist primarily of Booking.com B.V., one of Europe’s leading Internet hotel reservation services, with more than twenty offices worldwide, Booking.com Limited, a Cambridge, England-based Internet hotel reservation distributor (together with Booking.com B.V., “Booking.com”), and priceline.com Mauritius Company Limited (formerly known as the Agoda Company, Ltd.), an Internet hotel distributor with operations in Singapore and Thailand (“Agoda”).  We work with over 60,000 chain-owned and independently owned hotels offering hotel reservations on various websites and in multiple languages.  For geographic related information, see Note 20 to our Consolidated Financial Statements.

Our international business — the significant majority of which is currently generated by our European operations — represented approximately 58.4% of our gross bookings (an operating and statistical metric referring to the total dollar value, inclusive of all taxes and fees, of all travel services purchased by our customers) in the year ended December 31, 2008, and contributed more than two-thirds of our consolidated operating income during that period.  Given that our international business is primarily comprised of hotel reservation services, revenue earned in connection with the reservation of hotel room nights has come to represent the substantial majority of our gross profit.

United States: Retail Travel Services.  In the United States, we offer customers the ability to purchase price-disclosed hotel rooms, rental car days, airline tickets, vacation packages, destination services and cruises at retail prices.  In these transactions, the customer typically selects airline flights, hotel reservations, rental car or other travel itineraries from an array of results produced in response to the customer’s request.  These results include the identity of the travel supplier, the exact price of the itinerary, and other details relating to the itineraries.  In some circumstances, the customer pays us at the time of reservation, and in other circumstances, the customer pays the travel supplier directly at the time of travel.

United States: Name Your Own Price® Travel Services.  We have developed a unique pricing system known as a “demand collection system” that uses the information sharing and communications power of the Internet to create a different way of pricing services.  We believe our services have created a balance between the interests of buyers, who are willing to accept trade-offs in order to save money, and sellers, who are prepared to generate incremental revenue by selling their services at below retail prices, provided that they can do so without disrupting their existing distribution channels or retail pricing structures.  Our demand collection system allows consumers to specify the price they are prepared to pay when submitting an offer for a particular leisure travel service.  We then access databases in which participating suppliers file secure discounted rates not generally available to the public, to determine whether we can fulfill the customer’s offer and decide whether we want to accept the offer at the price designated by the consumer.  For most of these transactions, we have discretion in supplier selection and are the merchant of record in the transaction.  Consumers agree to hold their offers open for a specified period of time to enable us to determine whether we can or want to accept the offer.  Once fulfilled, offers generally cannot be canceled — thereby making such purchases generally non-refundable.  This system uses the flexibility of buyers to enable sellers to accept a lower price in order to sell their excess capacity.  We believe that our demand collection system addresses limitations inherent in traditional seller-driven pricing mechanisms in a manner that offers substantial benefits to both buyers and sellers.  We believe that the principal advantages of our system include the following:

•                  Cost Savings.  Our Name Your Own Price® demand collection system allows consumers to save money in a simple and compelling way.  Buyers effectively trade off flexibility about brands, service features and/or sellers in return for prices that are generally lower than those that can be obtained at that time through traditional retail distribution channels.

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

The priceline.com Strategy

The online travel category has continued to experience significant worldwide growth as consumer purchasing shifts from traditional off-line channels to interactive online channels.  Priceline.com has been a leader in the hotel reservation market internationally and in the deep discount segment of this market in the United States.  Our strategy is to continue to participate broadly in online travel growth by expanding our service offerings and markets.

•                  Become the Leading Worldwide Online Hotel Reservation Service.  The size of the travel market outside of the United States is substantially greater than that within the United States.  Historically, Internet penetration rates and e-commerce adoption rates of international consumers have trailed those of the United States.  However, international consumers are rapidly moving to online means for purchasing travel.  Accordingly, recent international online travel growth rates have substantially exceeded, and are expected to continue to exceed, the growth rates within the United States.  Prior to 2004, substantially all of our revenues were generated within the United States.  For the year ended December 31, 2008, our international business — the significant majority of which is currently generated by Booking.com — represented approximately 58.4% of our gross bookings, and contributed more than two-thirds of our consolidated operating income during that period.  We expect that our international operations will represent a growing percentage of our total gross bookings and operating income (before taking into account the offsetting impacts of foreign exchange, if any) over the long term.  Because of what we believe to be superior growth rate opportunities associated with international online travel, we intend to continue to invest resources to increase the share of our revenues represented by international consumers and capitalize on international travel demand.

We believe that the positioning of our Booking.com hotel reservation service gives us a foothold into a broader international market.  We intend to use Agoda, the online hotel distributor with operations in Singapore and Thailand, which we acquired in 2007, to further develop our operations throughout Asia, where Internet penetration and e-commerce adoption are growing at a substantially greater pace than in the United States over the last several years.  We have begun, and intend to continue, development of the means to share hotel availability among our brands, which we believe will allow us to monetize demand across international markets.  In addition, from time to time we explore strategic transactions and acquisitions that, among other things, allow us to provide our services to new markets.  We believe that by promoting our brands worldwide, sharing hotel supply and customer flow and applying our industry experiences in the United States and Europe to other international regions, we can further expand our service internationally and become the leading worldwide online hotel reservation service.

•                  Continue to be One of the Top Online Travel Businesses in North America for Value-Conscious Leisure Travelers.  Our Name Your Own Price® demand collection system in the United States allows consumers to save money in a simple and compelling way.  Buyers effectively trade off flexibility about brands, service features and/or sellers in return for prices that are lower than those that can be obtained at that time through traditional retail distribution channels.  We have expended significant resources to allow us to introduce price-disclosed retail services in the United States to our consumers to compliment the Name Your Own Price® service.  We believe that by offering a “one-stop-shopping” solution to our customers, we can simultaneously fulfill the needs of those customers who are prepared to accept the unique restrictions of our Name Your Own Price® service in exchange for receiving significant savings relative to retail prices, as well as those customers who are less price sensitive and require the certainty of knowing the full details of their travel itinerary prior to purchasing.  In June 2007, we eliminated booking fees on price-disclosed retail airline tickets as part of our strategy to provide value to our customers, and in 2008, we reduced price-disclosed hotel booking fees and eliminated hotel change fees.

We intend to enhance our service offerings continually, particularly our retail offerings, by adding competitive functionality, adding competitive content at competitive pricing, adding and improving the content and merchandising on our website as well as “cross-sell” opportunities (for example, offering a hotel customer the opportunity to add a rental car reservation to the transaction) to maximize customer conversion.

•                  Competitive functionality: We continue to expend significant resources to remain competitive in terms of the features and functionality we offer our customers.  For example, since launching our domestic retail air service, we added the ability to search for flexible dates or alternative airports, book one-way and multi-destination itineraries and easily make modifications to search criteria.  In addition, we offer a personal experience, where individualized content, such as special deals or favorite hotels, can be presented based upon preferences set by the customer or a customer’s previous activity on one of our sites.

•                  Competitive selection and pricing: We believe that having a wide selection of travel options at competitive pricing is critical to our success.  For example, we have eliminated booking fees on price-disclosed retail airline tickets, reduced price-disclosed hotel booking fees and eliminated hotel change fees.  We have also added JetBlue fares to our retail price-disclosed airline ticket service and added over 10,000 additional hotels to our domestic vacation package service. In addition, we have renewed or entered into new agreements with several of our major airline and hotel suppliers, which we believe improved our access to a better selection of travel alternatives and pricing.

•                  Content and merchandising: As part of our evolution to a “one-stop-shopping” website, we have added thousands of pages of content to allow customers to research destinations and hotel properties before booking a reservation.  We offer property descriptions, maps, images, and user reviews whereby our customers can benefit from the experiences and opinions of other customers.  In the United States, we offer “PriceBreakerssm,” which is a presentation of selected travel itineraries at discounted prices that is updated daily.  In 2008, we introduced Price Drop Alerts, whereby we monitor airfares daily and notify customers of fare reductions via email.  We also created a loyalty program that awards our customers for using www.priceline.com and encourages them to try new priceline.com services.  We intend to continue to improve our content and merchandising with more comprehensive descriptions, more and higher quality images, and more user reviews, which we believe will improve conversion of users shopping on our website.

•                  Cross-sell opportunities: We also cross-sell different travel components to maximize the revenue we generate from each customer in the United States.  We have developed and implemented functionality that allows customers to “add-on” travel components to their selection, both during the shopping experience and at time of purchase.  For example, customers can add a rental car reservation to their air or hotel reservation, or a hotel reservation to their air reservation.  Customers can also add destination related services such as shuttles, tours and activities.  Additionally, we cross-sell opaque services on our retail path and retail services on our opaque path.  For example, an unsuccessful opaque air customer may be offered a price-disclosed alternative, while a retail hotel shopper may be offered the Name Your Own Price® alternative for greater savings.  In addition, personalized cross-sell offers can appear on the priceline.com homepage when a customer has an upcoming trip.  We intend to further enhance these cross-sell opportunities across all of our services.

We strive to be the preferred discount distribution channel in the United States for airlines, hotels and rental car companies.  Our Name Your Own Price® service protects supplier brand and published pricing and our packages and other merchandising provide access to the brand neutral leisure traveler at attractive distribution costs.

Service Offerings — International

Retail Hotels.  We offer a retail, price-disclosed hotel service worldwide, primarily through our Booking.com and Agoda brands.  We work with over 60,000 chain-owned and independently owned hotels offering hotel reservations on various websites and in 27 languages.  Hotels participate in Booking.com, which operates under an agency model, and Agoda, which operates primarily under a merchant model, by filing rates in our proprietary extranet.  Hotels may also participate in Agoda via consolidator relationships.

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

To make an offer, a customer specifies: (1) the city and neighborhood in which the customer wants to stay, (2) the dates on which the customer wishes to check in and check out, (3) the “class” of service (1, 2, 2½, 3, 3½, 4, 5-star or “resort”), (3) the price the customer is willing to pay, and (4) the customer’s valid credit card to guarantee the offer.  When making an offer, consumers must agree to stay at any one of our participating hotel partners and accept a reservation that cannot be refunded or changed.  The target market for our Name Your Own Price® hotel room reservation service is the leisure travel market.

Retail Hotels.  We also operate a price-disclosed hotel service in the United States that enables our customers to select the exact hotel they want to book and the price of the reservation is disclosed prior to purchase.

Name Your Own Price® Rental Cars.  Our Name Your Own Price® rental car service is currently available in substantially all major United States airport markets.  The top five brand name airport rental car companies in the United States are seller participants in our rental car program.  Consumers can access our website and select where and when they want to rent a car, what kind of car they want to rent (e.g., economy, compact, mid-size, SUV, etc.) and the price they want to pay per-day, excluding taxes, fees and surcharges.  When we receive an offer, we determine whether to fulfill the offer based upon the available rates and rules.  If a customer’s offer is accepted, we will immediately reserve the rental car, charge the customer’s credit card and notify the customer of the rental car company and location providing the rental car.

Retail Rental Cars.  We also offer a price-disclosed rental car service on www.priceline.com that enables our customers in the United States to choose between price-disclosed or Name Your Own Price® rental cars.  Our price-disclosed rental car service operates under the “agency” model, under which we earn a commission upon rental car return, and accommodates one-way and off-airport reservations.  As with our retail airline ticket and hotel reservation services, rental car reservations booked in a retail manner do not have the restrictions associated with our Name Your Own Price® service.  Customers can select the exact car they want to book and the price of the reservation is disclosed prior to purchase.

With respect to each of our airline, hotel and rental car services, we believe the combination of our Name Your Own Price® model and the retail model allows us to provide a broad array of options to value-conscious travelers, while providing us with diverse streams of revenue.

Name Your Own Price® Airline Tickets.  There are a total of 10 domestic airlines and 22 international airlines participating in our Name Your Own Price® airline ticket service.

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

Retail Airline Tickets.  We also offer our customers in the United States the ability to purchase retail airline tickets at disclosed prices and with disclosed itineraries.  The airline sets the retail price paid by the consumer and is the merchant of record for the transaction.  These airline tickets do not have the restrictions associated with our Name Your Own Price® service.  For example, in addition to having fully disclosed itineraries, retail airline tickets are generally changeable and cancellable for a fee.  In June 2007, we eliminated booking fees we had previously charged on the sale of published price retail airline tickets.

Vacation Packages.  Our vacation package service allows consumers in the United States to purchase packages consisting of airfare, hotel, rental car and destination service components.  Consumers can select the exact hotel or resort that they want to reserve, and then select either a retail airline ticket or an opaque airline ticket for the air component of their package.  Additionally, consumers can add destination related services such as parking, tours, shuttles, and activities.  Vacation packages are sold at disclosed prices, although consumers cannot determine the exact price of the individual components on our website.

Destination Services.  We currently offer customers in the United States the opportunity to purchase destination services such as parking, event tickets, ground transfers, tours and other services available at their travel destinations.  This service is offered to consumers as part of the process of booking an air, hotel and vacation reservation, and also as a standalone service.

Cruises.  We also offer price-disclosed cruise trips through World Travel Holdings, Inc., formerly known as National Leisure Group, Inc. (“WTH”), an agent representing major cruise lines.  Our cruise service allows consumers in the United States to search for and compare cruise pricing and availability information from 19 cruise lines, and to purchase cruises online or through a call center by selecting from our published offerings and prices.  We receive commissions from WTH on successful cruise bookings.

Travel Insurance.  We offer our air, hotel, vacation package and rental car customers in the United States an optional travel insurance package that provides coverage for, among other things, trip cancellation, trip interruption, medical expenses, emergency evacuation, and loss of baggage, property and travel documents.  The travel insurance is provided by member companies of American International Group, Inc. (“AIG”).  We receive a percentage of the premium from AIG member companies for every optional insurance package purchased by our customers.

While we are currently focused on the travel services described above, over time, we may evaluate the introduction of other services that we believe could enhance the travel experience of our customers.

Financial Services

We offer financial services through Priceline Mortgage Company LLC, d/b/a pricelinemortgage.com, of which we own 49% and hold two of five seats on the board of managers.  Pursuant to an intellectual property license from us, pricelinemortgage.com utilizes the priceline.com Name Your Own Price® business model.  Although results from pricelinemortgage.com have been impacted by external housing and credit market conditions, our proportionate share of its losses has not been significant.  Pricelinemortgage.com is controlled by EverBank, a federally chartered savings association supervised by the Office of Thrift Supervision, and a wholly owned subsidiary of EverBank Financial Corp.  Pricelinemortgage.com has access to the management resources and expertise of EverBank, one of the nation’s largest privately held banking and mortgage firms. EverBank Financial Corp. provides management services to pricelinemortgage.com, including the procurement of personnel and office space and assistance in obtaining regulatory approvals.  Pricelinemortgage.com is operating in all 50 states.  Robert J. Mylod, our Vice Chairman and Head of Worldwide Strategy and Planning, is a director of, and an investor in, EverBank Financial Corp., the parent company of EverBank.  Mr. Mylod’s investment represents less than 1/10 of one percent of EverBank Financial Corp.’s outstanding common stock.

Under the terms of an agreement with EverBank Financial Corp., pricelinemortgage.com allows consumers to access attractive financial services including, but not limited to, mortgages, home equity loans, and banking service.  We record our proportionate share of the results of pricelinemortgage.com as equity in income (loss) of investees and minority interests.

Marketing and Brand Awareness

Booking.com, priceline.com and Agoda have established widely used and recognized e-commerce brands through aggressive marketing and promotion campaigns.  During 2008, our total online advertising expenses were approximately $270.7 million, a substantial portion of which was spent internationally through Internet search engines and online affiliate marketing.  We also invested approximately $38.0 million in priceline.com-branded offline advertising in the United States.  We intend to continue a marketing strategy to promote brand awareness and the concept that consumers can save money using our services.  Underlying our marketing strategy is our belief that our target market is all consumers, not just Internet-savvy consumers.  We intend to continue to promote the Booking.com, priceline.com and Agoda brands aggressively throughout 2009.

As our international operations have become more meaningful contributors to our results, we have seen, and expect to continue to see, changes in our advertising expense.  Specifically, because our international operations utilize Internet search engines and online affiliate marketing, principally through the purchase of travel-related keywords, as principal means of generating traffic to their websites, our online advertising expense has increased significantly since our acquisition of those companies, a trend we expect to continue throughout 2009.

Competition

We compete with both online and traditional sellers of the services we offer. The market for the services we offer is intensely competitive, and current and new competitors can launch new sites at a relatively low cost. In addition, the major online travel companies with which we compete have significantly greater financial resources and capital than we do.  We may not be able to effectively compete with industry conglomerates such as Expedia, Orbitz Worldwide or Sabre, each of which has access to significantly greater and more diversified resources than we do.

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

•                  large online portal and search companies, such as AOL (including AOL Travel), Yahoo! (including Yahoo! Travel) and Google;

•                  traditional travel agencies, wholesalers and tour operators;

•                  online travel search sites such as Mobissimo.com, FareChase.com, Kayak.com and SideStep.com (each sometimes referred to as “meta-search” sites) and travel research sites that have search functionality, such as TripAdvisor, Travelzoo and Cheapflights.com; and

•                  operators of travel industry reservation databases such as Galileo, Travelport, Amadeus and Sabre.

Many airline, hotel and rental car suppliers, including suppliers with which we conduct business, are focusing on driving online demand to their own websites in lieu of third-party distributors such as us.  Certain suppliers have attempted to charge additional fees to customers who book airline reservations through an online channel other than their own website.  Furthermore, several low cost airlines, which are having increasing success in the marketplace, distribute their tickets exclusively through their own websites.  Suppliers who sell on their own websites typically do not charge a processing fee, and, in some instances, offer advantages such as web-only fares, bonus miles or loyalty points, which could make their offerings more attractive to consumers than models like ours.

We potentially face competition from a number of large Internet companies and services that have expertise in developing online commerce and in facilitating Internet traffic, including Amazon.com, AOL, MSN, Google.com and Yahoo!, which compete with us either directly or indirectly through affiliations with other e-commerce or off-line companies.  We also compete with “meta-search” companies, which are companies that leverage their search technology to aggregate travel search results across supplier, travel agent and other websites.  Some established search engine companies as well as start-ups are attempting to enter the online travel marketplace in this manner.  If Google, Yahoo! or other portals decide to refer significant traffic to travel search engines, it could result in more competition from supplier websites and higher customer acquisition costs for third-party sites such as ours.  Competition from these and other sources could have a material adverse effect on our business, results of operations and financial condition.

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

Operations and Technology

Our business is supported by a systems platform, which was designed with an emphasis on scalability, performance and reliability.  The software platform and architecture are built on server-side Java, C++, ASP and Perl, and SQL scripts integrated with Oracle and MySQL relational database systems.  This internal platform was designed to include open application protocol interfaces that can provide connectivity to vendors in the industries in which we operate.  These include large global systems, such as airline and hotel room reservation systems and financial service providers, as well as individual suppliers, such as individual hotels.  Our Internet servers utilize digital certificates to help us conduct secure communications and transactions, as appropriate.

The systems infrastructure and web and database servers of our international operations are primarily hosted at Equinix Europe Ltd., in London, England, and Global Switch Amsterdam B.V. and TelecityRedbus, in the Netherlands. Each location has backup generators and infrastructure typical of hosted data centers.

Our systems infrastructure and web and database servers in the U.S. are hosted at SAVVIS in Jersey City, New Jersey, which provides communication links, as well as 24-hour monitoring and engineering support.  SAVVIS has its own generator and multiple back-up systems in Jersey City.  We also maintain a second web hosting facility at AT&T in New York City.  Our network operations center monitors both web hosting facilities and is located in our Norwalk, Connecticut headquarters.  All three facilities have a continuous power supply system, generators and redundant servers.  If SAVVIS were unable, for any reason, to support our primary web hosting facility, we would need to activate our secondary site at AT&T.

We out-source most of our domestic call center and customer service functions, and use a real-time interactive voice response system with transfer capabilities to our call centers and customer service centers.

Intellectual Property

We currently hold twenty issued United States patents, Nos. 5,794,207; 5,897,620; 6,085,169; 6,108,639; 6,134,534; 6,240,396; 6,332,129; 6,345,090; 6,356,878; 6,418,415; 6,466,919; 6,484,153; 6,510,418; 6,553,346; 6,993,503; 7,203,660; 7,188,176; 7,333,941; 7,386,508; 7,472,074 and over twenty pending United States and foreign patent applications.  All of our issued United States patents expire between September 4, 2016 and March 22, 2025.  We file additional patent applications on new inventions, as appropriate.

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

•                  competitors or potential competitors will not devise new methods of competing with us that are not covered by our patents or patent applications;

•                  because of variations in the application of our business model to each of our services, our patents will be effective in preventing one or more third parties from utilizing a copycat business model to offer the same service in one or more categories;

•                  new prior art will not be discovered that may diminish the value of or invalidate an issued patent; or

•                  legislative or judicial action will not directly or indirectly affect the scope and validity of any of our patent rights.

There has been discussion in the press regarding the examination and issuance of so-called “business method” patents. As a result, the United States Patent and Trademark Office has intensified the review process applicable to such patent applications.   Recent court decisions by the U.S. Supreme Court and the Court of Appeals for the Federal Circuit have made the requirements for obtaining and maintaining certain types of patent protection more stringent.   In addition, we understand there to be renewed focus on legislative reform efforts concerning patents in the U.S. Senate, House of

Representatives or both.  At this time, we cannot fully anticipate what effect, if any, the new judicial action and the intensified Patent Office review process or new legislation will have on our issued patents and pending patent applications. See, “Risk Factors — We face risks related to our intellectual property.”

We hold the exclusive rights to the trade names and service marks PRICELINE® and PRICELINE.COM® in the U.S. as well as in many foreign countries.  We own U.S. Service Mark Registrations Nos. 2,481,750; 2,272,659; 2,594,582 for PRICELINE, and 2,481,752; 2,594,592; and 2,481,112 for PRICELINE.COM, including all attendant goodwill.  We also own U.S. Service Mark Registration No. 2,647,673 for NAME YOUR OWN PRICE®; U.S. Service Mark Registration No. 2,481,751 for PRICELINEMORTGAGE®, U.S. Service Mark Registration No. 3,357,458 for PRICELINE EUROPE, and others. In addition, through our European subsidiary Booking.com BV, we hold the registered service mark BOOKINGS in the Netherlands (Benelux Registrations Nos. 762051 and 762054) and in France (French Registration No. 43276223, as well as French Registration No. 43276225 for BOOKING; two European Community (“EC”) service mark registrations for BOOKINGS (Registrations Nos. 3413846 and 3413952,) and one for ACTIVE HOTELS (EC Reg. No. 3859618).

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

We currently own numerous Internet domain names in various top level domains, particularly for purposes of deterring service mark infringement.  Domain names are generally regulated by Internet regulatory bodies such as the World Intellectual Property Organization.  The relationship between trademark and unfair competition laws and domain name registration is evolving.  The Anticybersquatting Consumer Protection Act in the U.S. and the Uniform Domain Name Dispute Resolution Policy of the Internet Corporation for Assigned Names and Numbers have both significantly enhanced our ability to deter the infringing incorporation of trademarks into domain names by third parties and to assert our registrations against them.  We actively pursue significant infringers as appropriate, including cybersquatters and typosquatters who misappropriate our service marks and misspellings thereof as domain names for commercial purposes, in order to maintain our famous marks and prevent the dilution of their distinctiveness.  See, “Risk Factors — We face risks related to our intellectual property.”

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

We are subject to federal, state and international laws that require protection of user privacy and user data.  In our processing of travel transactions, we receive and store a large volume of personally identifiable data, both in the United States, Europe and Asia.  This data is increasingly subject to legislation and regulations in numerous jurisdictions around the world, including the Commission of the European Union through its Data Protection Directive and variations of that directive in the member states of the European Union.  Such government action is typically intended to protect the privacy of personal data that is collected, processed and transmitted in or from the governing jurisdiction.

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

Pricelinemortgage.com is subject to laws governing the licensing and conduct of persons providing mortgage brokerage services. Such laws typically require certain consumer protection disclosures and loan solicitation procedures. For example, the Real Estate Settlement Procedures Act prohibits the payment and receipt of mortgage loan referral fees, and permits persons to be compensated only for the fair value of non-referral services. Accordingly, pricelinemortgage.com’s home financing service provides non-referral services such as website development and advertising to a licensed mortgage broker who, in turn, provides the back-end processing for loan referrals.

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

Employees

As of February 1, 2009, we employed approximately 1,780 full-time employees, of which 430 are based in the United States and 1,350 are based in our international offices. We also retain independent contractors to support our customer service and system support functions.

We have never had a work stoppage and our employees are not represented by any collective bargaining unit. We consider our relations with our employees to be good. Our future success will depend, in part, on our ability to continue to attract, integrate, retain and motivate highly qualified technical and managerial personnel, for whom competition is intense.

The priceline.com Websites

We maintain websites with the addresses www.booking.com, www.priceline.com and www.agoda.com, among others.  We are not including the information contained on our websites as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.  We make available free of charge through the www.priceline.com website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission.  These reports and other information are also available, free of charge, at www.sec.gov.  Alternatively, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  In addition, the priceline.com Incorporated Code of Business Conduct and Ethics is available through the www.priceline.com website and any amendments to or waivers from the Code of Ethics will be disclosed on that website.

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

The worldwide recession has adversely affected, and could continue to adversely affect, our business.

Worldwide recession is negatively affecting the broad travel market and, as a result, our business.  For example, hotels worldwide have recently reported significant decreases in occupancy rates and average daily rates (“ADRs”).  We believe that the positive trends impacting our domestic and international business overshadowed these negative influences in 2008.  However, market conditions worsened significantly recently, with particular deterioration in the fourth quarter of 2008 and January 2009.  Worldwide recession has weakened the fundamental demand for our services and could also cause an increase in the number of customers who cancel existing travel reservations with us.

Booking.com currently distributes hotel rooms primarily through a retail model whereby we earn a commission from the hotel property when the customer checks out of the hotel.  This requires us to pursue collection of commissions relating to hotel room reservations from the hotel after the customer has completed his or her stay.  As a result of worldwide recession, we have experienced an increase in delinquency rates, negatively impacting our business.  Bankruptcies or insolvencies of hotel suppliers could also have an adverse impact on our business, results of operations and financial condition.

We believe the worldwide recession and these weakening travel market trends, including, without limitation, decreased consumer demand, further deterioration in ADRs and increases in cancellations, had a negative impact on our business, particularly in Europe and Asia, and will continue to have a negative impact in the near term.  We cannot predict the magnitude or duration of this worldwide recession, but our current limited visibility does not suggest any near-term improvement.  In addition, the worldwide recession has dramatically restricted the willingness and ability of financial institutions to extend credit.  If we are not able to gain access to funds at an acceptable cost through the credit market, we may be limited, or unable, to pursue certain strategic alternatives such as acquisitions and share repurchases.

Our international operations’ business model exposes us to certain risks that we have not traditionally experienced in the U.S. hotel business.

Throughout 2006, 2007 and 2008, our international operations experienced significant year-over-year growth in their gross bookings (an operating and statistical metric referring to the total dollar value, inclusive of all taxes and fees, of all travel services purchased by our customers).  This growth rate has contributed significantly to our growth in revenue, gross profit and earnings per share.  We expect our international operations to experience a decline in their growth rate in future years as the absolute level of their gross bookings grows larger.  We expect other factors to slow the growth rates of our international business, including, for example, worldwide recession, the recent strengthening of the U.S. dollar versus the Euro, further declines in hotel ADRs, further increases in cancellations, travel market conditions and the competitiveness of the market.  A decline in our international operations’ growth rate could have a negative impact on our future revenue and earnings per share growth rates and, as a consequence, our stock price.

In addition, our international operations rely on various third party distribution channels to distribute hotel room reservations.  Should one or more of such third parties cease distribution of our international operations’ reservations, or suffer deterioration in its search engine ranking, due to changes in search engine algorithms or otherwise, the business of our international operations could be negatively affected.  Similarly, a significant amount of our international business is directed to our own websites through advertising campaigns on Internet search engines, primarily Google, whose pricing and operating dynamics can experience rapid change both technically and competitively.  We have experienced increased competition and increased costs associated with our advertising campaigns.  If a major search engine changes its pricing, operating or competitive dynamics in a negative manner, our business, results of operations and financial condition would be adversely affected.

The strategy of our international operations involves rapid expansion into countries in Europe, including eastern Europe, Asia, North America and South America and elsewhere, many of which have different customs, different levels of customer acceptance of the Internet and different legislation, regulatory environments and tax schemes.  For example, recent civil unrest during the peak booking season in Thailand, a key market for our Agoda business, negatively impacted booking volumes and future civil or political unrest would further disrupt Agoda’s business.  In addition, compliance with foreign legal, regulatory or tax requirements will place demands on our time and resources, and we may nonetheless experience unforeseen and potentially adverse legal, regulatory or tax consequences.  If our international operations are unsuccessful in rapidly expanding into other countries, our business, results of operations and financial condition would be adversely affected.

We are dependent on the leisure travel industry and certain travel suppliers.

Our financial prospects are significantly dependent upon our sale of leisure travel services.  Leisure travel, including the sale of hotel rooms and leisure airline tickets, is dependent on personal discretionary spending levels. As a result, sales of leisure travel services tend to decline during general economic downturns and recessions.  Accordingly, the current worldwide recession has led to a weakening in the fundamental demand for our services and an increase in the number of customers who cancel existing travel reservations with us.  In addition, unforeseen events beyond our control, such as terrorist attacks, political instability, regional hostilities, increases in fuel prices, imposition of taxes or surcharges by regulatory authorities, travel related accidents, travel related health concerns and unusual weather patterns, including natural disasters such as hurricanes, tsunamis or earthquakes, also may adversely affect the leisure travel industry and our business and results of operations. Further, work stoppages or labor unrest at any of the major airlines could materially adversely affect the airline industry and, as a consequence, have a material adverse effect on our business, results of operations and financial condition.

During the year ended December 31, 2008, Name Your Own Price® hotel room nights from our five largest hotel suppliers accounted for approximately 63.2% of total Name Your Own Price® hotel room nights sold, and sales of airline tickets from our five largest and two largest airline suppliers accounted for approximately 75.8% and 37.4% of total airline tickets sold, respectively. As a result, we are currently substantially dependent upon the continued participation of these suppliers in our system in order to maintain and continue to grow our total gross profit.

Our arrangements with the hotel, airline and rental car suppliers that participate in our system — either Name Your Own Price® or price-disclosed service — generally do not require them to provide any specific quantity of hotel rooms, airline tickets or rental cars, or to make rooms, tickets or cars available for any particular route, in any geographic area or at any particular price.  During the course of our business, we are in continuous dialogue with our major suppliers about the nature and extent of their participation in our system. The significant reduction on the part of any of our major suppliers of their participation in our system for a sustained period of time or their complete withdrawal could have a material adverse effect on our business, results of operations and financial condition.

The hotel industry has recently experienced a significant decrease in occupancy rates, and we have experienced slowing demand growth, an increase in reservation cancellation rates and declining ADRs — trends which have continued to deteriorate and for which we do not anticipate any near-term improvement.  While lower occupancy rates have historically resulted in hotel suppliers increasing their distribution of hotel rooms through third-party intermediaries such as us, our remuneration for hotel transactions changes proportionately with room price, and therefore, lower ADRs generally have a negative effect on our hotel business and a negative effect on our gross profit.

We believe the worldwide recession and lower ADRs are largely responsible for the increase in the number of hotel cancellations, particularly at our international operations.  Our international operations distribute hotel rooms primarily through an agency model where reservations are generally cancellable, as opposed to merchant models operated by us (principally in the U.S.) and our competition and through which reservations are generally not cancellable without penalty.  As ADRs decline, customers who have existing reservations may cancel those reservations and rebook at a lower rate, and in times of economic stress, travelers are more likely to cancel their vacation plans outright.  While decreasing ADRs and a worldwide recession make it relatively more attractive for consumers to make a cancellable agency reservation than a pre-paid reservation, our agency business will likely have higher cancellation rates compared to companies who offer predominantly merchant model hotel rooms.

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

With respect to our airline suppliers, the airline industry has experienced a shift in market share from full-service carriers to low-cost carriers that focus primarily on discount fares to leisure destinations and we expect this trend to continue.  Some low-cost carriers, such as Southwest, have not historically distributed their tickets through us or other third-party intermediaries.  In addition, certain airlines have significantly limited or eliminated sales of airline tickets through opaque channels, preferring to consistently show the lowest available price on their own website.  Certain airlines have also significantly reduced their domestic capacity, which reduces the number of airline tickets available to our customers.  Furthermore, we have recently observed a sharp decline in passenger traffic and airfares across the airline industry, and we believe the airlines are experiencing significant year-over-year declines in yield, all of which we believe is principally due to the worldwide recession.  Decreases in capacity and lower traveler demand negatively impact our domestic air business, which in turn has negative repercussions on our domestic hotel and rental car businesses, and could have a material adverse effect on our business, results of operations and financial condition.

We could be adversely affected by changes in the airline industry, and, in many cases, we will have no control over such changes or their timing.  Recently, there has been an emerging prospect of domestic airline industry consolidation, as evidenced by the recent merger between Delta Air Lines and Northwest Airlines.  If one of our major airline suppliers merges or consolidates with, or is acquired by, another company that either does not participate in the priceline.com system or that participates on substantially lower levels, the surviving company may elect not to participate in our system or to participate at lower levels than the previous supplier.  For example, in September 2005, US Airways and America West merged.  US Airways was a meaningful participant in our Name Your Own Price® system, but America West participated on a very limited basis.  The resulting entity participates in our Name Your Own Price® system, but at much lower levels than US Airways’ historical participation.

In addition, in the event that one of our major suppliers voluntarily or involuntarily declares bankruptcy and is subsequently unable to successfully emerge from bankruptcy, and we are unable to replace such supplier, our business would be adversely affected.  In the past, airline carriers that have participated in our system and declared bankruptcy have continued to operate while in bankruptcy.  High oil prices place financial stress on airline carriers, and increase the risk that a carrier may cease operations and face liquidation rather than reorganization under the bankruptcy laws.  For example, in April 2008, Aloha Airlines and ATA Airlines each ceased operations and we experienced an increase in credit card charge backs from customers with tickets on those airlines.  To the extent major U.S. airlines that participate in our system declare bankruptcy or cease operations, they may be unable or unwilling to honor tickets sold for their flights.  Our policy in such event is to direct customers seeking a refund or exchange to the airline, and not to provide a remedy ourselves. Because we are the merchant-of-record on sales of Name Your Own Price® airline tickets to our customers, however, we could experience a significant increase in demands for refunds or credit card charge backs from customers, which could materially adversely affect our operations and financial results. In addition, because Name Your Own Price® customers do not choose their airlines, hotels or rental car companies, the bankruptcy of a major airline, hotel or rental car company, or even the possibility of such a bankruptcy, could discourage customers from using our Name Your Own Price® system to book travel.

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

If one of our major rental car suppliers merges or consolidates with, or is acquired by, another company that either does not participate in the priceline.com system or that participates on substantially lower levels, the surviving company may elect not to participate in our system or to participate at lower levels than the previous supplier.  The loss of any rental car supplier participant in our Name Your Own Price® system could result in other rental car suppliers electing to terminate or reduce their participation in the Name Your Own Price® system, which would negatively impact our business, results of operations and financial condition.  Furthermore, many major rental car companies are highly leveraged and the worldwide recession creates the potential for severe financial difficulty, including without limitation, the inability of a rental car company to refinance its debt, restructure its operations or emerge from a bankruptcy, any of which could lead to a reduction in rental car supply made available to us and an increase in credit card chargebacks.  In addition, fewer independent suppliers reduces opacity and competition among suppliers.  In such event, if we are unable to divert sales to other suppliers, our business, results of operations and financial condition may be adversely affected.

In addition, rental car companies rely on auto manufacturers to provide new vehicles for their fleet.  Rental car companies also rely on auto manufacturers and the wholesale used car market to dispose of their fleets of cars.  Worldwide recession has led to questions about the long term viability of the major U.S. auto manufacturers.  In addition, the tight credit market has negatively affected the used car market, making it difficult for auto manufacturers and rental car suppliers to dispose of their fleets.  If the rental car industry is faced with excess supply, rental car companies may lower retail rental car rates, which could be beneficial to our retail rental car business, but detrimental to our Name Your Own Price® business.  Because rental car days are typically less expensive than airline tickets or hotel room nights, a reduction in retail rental car rates has a disproportionately adverse effect on sales of Name Your Own Price® rental car days since customers may be less likely to accept the trade-offs associated with that service.  Alternatively, if the industry is faced with a shortage of vehicles, rental car companies may reduce the number of car reservations they distribute through our service or increase the negotiated rates at which they are willing to provide car reservations.  Any disruption in the supply of vehicles or the ability to dispose of vehicles by car rental companies could impact their ability to match their fleet supply with demand, which could adversely impact our business.

We are exposed to fluctuations in currency exchange rates.

As a result of the growth of our international operations, we are conducting a significant portion of our business outside the United States and are reporting our results in U.S. dollars.  As a result, we face exposure to adverse movements in currency exchange rates as the financial results of our international operations are translated from local currency (principally the Euro and the British Pound Sterling) into U.S. dollars upon consolidation.  For example, our international operations contributed approximately $619.8 million to our revenues for the year ended December 31, 2008, which compares to $372.6 million for the year ended December 31, 2007.  Approximately $11.3 million of this increase is due to fluctuations in currency exchange rates.  The U.S. dollar generally weakened from when we acquired Booking.com B.V. in July 2005, until mid-2008, and as a result, the year over year growth rates in our international results, when reported in U.S. dollars, were positively impacted by changes in foreign exchange rates.  However, the U.S. dollar has recently strengthened significantly against the Euro and the British Pound Sterling, which results in decreased net assets, revenues, operating expenses, and net income, and in the fourth quarter 2008, for the first time since our acquisition of Booking.com B.V., the foreign exchange impact was negative rather than positive.  Accordingly, if this trend continues, it will become increasingly difficult for us to grow our gross bookings, revenues and earnings on a U.S. dollar denominated basis during 2009 and beyond.  If the U.S. dollar weakens against the local currency, the translation of our foreign-currency-denominated balances will result in increased net assets, gross bookings, revenues, operating expenses, and net income.

Intense competition could reduce our market share and harm our financial performance.

We compete with both online and traditional sellers of the services we offer. The market for the services we offer is intensely competitive, and current and new competitors can launch new sites at a relatively low cost. In addition, the major online travel companies with which we compete have significantly greater financial resources and capital than we do.  We may not be able to effectively compete with industry conglomerates such as Expedia, Orbitz Worldwide or Sabre, each of which has access to significantly greater and more diversified resources than we do.

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

•                  large online portal and search companies, such as AOL (including AOL Travel), Yahoo! (including Yahoo! Travel) and Google;

•                  traditional travel agencies, wholesalers and tour operators;

•                  online travel search sites such as Mobissimo.com, FareChase.com, Kayak.com and SideStep.com (each sometimes referred to as “meta-search” sites) and travel research sites that have search functionality, such as TripAdvisor, Travelzoo and Cheapflights.com; and

•                  operators of travel industry reservation databases such as Galileo, Travelport, Amadeus and Sabre.

Many airline, hotel and rental car suppliers, including suppliers with which we conduct business, are focusing on driving online demand to their own websites in lieu of third-party distributors such as us.  Certain suppliers have attempted to charge additional fees to customers who book airline reservations through an online channel other than their own website.  Furthermore, several low cost airlines, which are having increasing success in the marketplace, distribute their tickets exclusively through their own websites.  Suppliers who sell on their own websites typically do not charge a processing fee, and, in some instances, offer advantages such as web-only fares, bonus miles or loyalty points, which could make their offerings more attractive to consumers than models like ours.

We potentially face competition from a number of large Internet companies and services that have expertise in developing online commerce and in facilitating Internet traffic, including Amazon.com, AOL, MSN, Google.com and Yahoo!, which compete with us either directly or indirectly through affiliations with other e-commerce or off-line companies.  We also compete with “meta-search” companies, which are companies that leverage their search technology to aggregate travel search results across supplier, travel agent and other websites.  Some established search engine companies as well as start-ups are attempting to enter the online travel marketplace in this manner.  If Google, Yahoo! or other portals decide to refer significant traffic to travel search engines, it could result in more competition from supplier websites and higher customer acquisition costs for third-party sites such as ours.  Competition from these and other sources could have a material adverse effect on our business, results of operations and financial condition.

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

Worldwide recession increases the likelihood that holders of our convertible senior notes will elect to convert their notes prior to maturity.

In the past several months, the world financial markets — and in particular the world debt markets — have experienced major disruptions, causing investors to liquidate investment holdings in favor of the relative safety of cash and/or government backed securities.  The holders of our convertible senior notes are primarily hedge funds whose investment pools are subject to such investor demands for liquidity.  Given the worldwide recession, significant investor redemptions and withdrawals from hedge funds by their underlying investors are likely.  Accordingly, a potentially significant number of hedge funds that hold our convertible senior notes could be forced to convert their notes prior to maturity in order to meet these investor demands.  For example, since September 30, 2008, we received conversion notices for approximately $58 million of our convertible senior notes. Any such conversion activity exposes us to several potential risks, including without limitation:

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

•                  In certain circumstances, our Conversion Spread Hedges could be ineffective.  In connection with the issuance in a private placement of $172.5 million aggregate principal amount of Convertible Senior Notes due September 30, 2011, with an interest rate of 0.50% (the “2011 Notes”), and $172.5 million aggregate principal amount of Convertible Senior Notes due September 30, 2013, with an interest rate of 0.75% (the “2013 Notes”), we purchased certain Conversion Spread Hedges that entitle us to purchase from Goldman Sachs and Merrill Lynch approximately 8.5 million shares of our common stock (the number of shares underlying the 2011 Notes and the 2013 Notes) at a strike price of $40.38 per share (subject to adjustment in certain circumstances) in 2011 and 2013, and the hedging counterparties are entitled to purchase from us approximately 8.5 million shares of our common stock at a strike price of $50.47 per share (subject to adjustment in certain circumstances) in 2011 and 2013.  We purchased the Conversion Spread Hedges in order to increase the effective conversion price of the 2011 Notes and the 2013 Notes to $50.47 per share from the stated conversion price of $40.38 per share, thereby reducing the potential dilution upon the expected conversion of the 2011 Notes and the 2013 Notes at their maturity dates.   The Conversion Spread Hedges do not immediately hedge against the associated dilution from conversions of our notes prior to their stated maturities.  Therefore, if the holders of the 2011 Notes or the 2013 Notes elect to convert all or a portion of their notes prior to maturity, we will be obligated to immediately deliver any related conversion premium in shares of our common stock or a combination of cash and shares.  However, our hedging counterparties will not be obligated to deliver us shares or cash that would offset the dilution associated with the early conversion activity until 2011 and 2013.  Because of this potential timing difference, it is possible that the number of shares, if any, that we receive from our Conversion Hedge Spread could differ materially from the number of shares, if any, that we are required to deliver to holders of our notes upon their early conversion.  This potential difference in timing potentially makes the hedges ineffective, which could negatively impact our future diluted shares outstanding and diluted earnings per share.

•                  Early conversions of our convertible senior notes would subject us to accelerated recognition of debt issuance expense.  In connection with the issuance of our convertible senior notes, we incurred certain debt issuance costs that we carry on our balance sheet as “Other Assets”.  The current unamortized value of our debt issuance costs is $6.3 million.  These debt issuance costs are amortized over the period beginning with the date on which the notes were issued and ending on their stated maturity date or the first stated put date, if applicable.   However, in the event that some or all of our convertible senior notes are converted prior to their expected maturity date, we will be required to accelerate the expense of some or all of the carrying value of our debt issuance costs.  As a result, we would experience a significant increase in our interest expense for the period in which the acceleration occurs.  While such an expense would be non-cash in nature and would generally not be recurring, it could have a negative impact on our earnings for the period in which we recognize such an expense.

We are exposed to various counterparty risks.

We are party to derivative instruments to hedge our exposure to foreign currency exchange rate fluctuation, as well as potential dilution upon conversion of our convertible senior notes.  As of December 31, 2008, we are party to foreign currency contracts with a notional value of approximately 25.0 million Euros.  The counterparties to these contracts are JPMorganChase and Morgan Stanley.  On the maturity dates of these contracts, the counterparties are potentially obligated to pay us the net settlement value.  The counterparties to our Conversion Spread Hedges are Goldman Sachs and Merrill Lynch.  Under the Conversion Spread Hedges, we are entitled to purchase from the counterparties approximately 8.5 million shares of our common stock (the number of shares underlying the 2011 Notes and the 2013 Notes) at a strike price of $40.38 per share (subject to adjustment in certain circumstances) and the counterparties are entitled to purchase from us approximately 8.5 million shares of our common stock at a strike price of $50.47 per share (subject to adjustment in certain circumstances).  The Conversion Spread Hedges increase the effective conversion price of the 2011 Notes and the 2013 Notes to $50.47 per share from our perspective and are designed to reduce the potential dilution upon conversion of the 2011 Notes and the 2013 Notes. If the market value per share of our common stock at maturity is above $40.38, the Conversion Spread Hedge will entitle us to receive from the counterparties net shares of our common stock based on the excess of the then current market price of our common stock over the strike price of the hedge (up to $50.47).  If any of the counterparties to these derivative instruments were to liquidate, declare bankruptcy or otherwise cease operations, it may not satisfy its obligations under these derivative instruments.  In such event, our fully diluted share count would be increased, which would negatively impact our fully diluted earnings per share.

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

The security of data when engaging in electronic commerce is essential in maintaining consumer and supplier confidence in the priceline.com services. Substantial or ongoing security breaches whether instigated internally or externally on our system or other Internet based systems could significantly harm our business. We currently require customers who use certain of our services to guarantee their offers with their credit card, either online or, in some instances, through our toll-free telephone service. It is possible that advances in computer circumvention capabilities, new discoveries or other developments, including our own acts or omissions, could result in a compromise or breach of customer transaction data.

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

Adverse application of state and local tax laws could have an adverse effect on our business and results of operation.

Several jurisdictions have initiated lawsuits against many on-line travel companies, including us, alleging among other things, that sales or hotel occupancy tax is applicable to the differential between the price paid by a customer for our service and the cost of the underlying room. In addition, a number of jurisdictions have initiated audit proceedings against us purportedly to determine whether taxes are owed on this differential or issued assessments claiming that we owe tax on this differential for prior periods.  Additional state and local jurisdictions could assert that we are subject to sales or hotel occupancy taxes on this differential and could seek to collect such taxes, either retroactively or prospectively, or both. Historically, we have not collected taxes on this differential. Such actions may result in substantial liabilities for past and/or future sales and could have a material adverse effect our business and results of operations.  To the extent that any tax authority succeeds in asserting that any such tax collection responsibility exists, it is likely that, with respect to future transactions, we would collect any such additional tax obligation from our customers, which would have the effect of increasing the cost of hotel room reservations to our customers and, consequently, could reduce hotel reservation transactions.  We will continue to assess the risks of the potential financial impact of additional tax exposure, and to the extent appropriate, we will reserve for those estimates of liabilities.

In addition, we may be required in certain jurisdictions to pay tax assessments, which may be substantial, prior to contesting the validity of such assessments. This requirement is commonly referred to as “pay to play.” Payment of these amounts is not an admission that the tax payer believes it is subject to such taxes. We continue to work with relevant tax authorities to clarify our obligations under existing, new and emerging laws and regulations. There have been, and will continue to be, substantial ongoing costs, which may include “pay to play” payments, associated with complying with, and defending our position in, the various indirect tax requirements in the numerous markets in which we conduct or will conduct business.

Recession in the United States is triggering active consideration on ways to generate additional tax revenues by the federal, state and local governments. We cannot predict what changes in tax law or interpretations of such laws may be adopted or assure that such changes or interpretations would not materially impact our business.

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

We have rapidly and significantly expanded our international operations and anticipate expanding further to pursue growth of our service offerings and customer base. For example, the number of our employees worldwide has grown from less than 700 in the first quarter of 2007, to approximately 1,780 as of February 1, 2009, which growth is almost entirely comprised of hires by our international operations.  Such expansion increases the complexity of our business and places a significant strain on our management, operations, technical performance, financial resources and internal financial control and reporting functions.

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

We use both internally developed systems and third-party systems to operate our services, including transaction processing, order management and financial systems. If the number of users of our services increases substantially, or if critical third-party systems stop operating as designed, we will need to significantly expand and upgrade our technology, transaction processing systems, financial and accounting systems and other infrastructure. We do not know whether we will be able to upgrade our systems and infrastructure to accommodate such conditions in a timely manner, and, depending on the third-party systems affected, our transactional, financial and accounting systems could be impacted for a meaningful amount of time before repair.

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

Due to our significant net operating loss carryforwards, we do not expect to pay cash taxes on our U.S. federal taxable income tax for the foreseeable future.  We expect to make cash payments for U.S. alternative minimum tax and for certain international taxes.  We expect that our international operations will grow their pretax income at higher rates than the U.S. over the long term and, therefore, it is our expectation that our cash tax rate and cash tax payments will increase as our international business generates an increasing share of our pretax income.

The Financial Accounting Standards Board issued an accounting rule change that will significantly impact the accounting for our convertible debt.

The Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”).  FSP APB 14-1 requires cash settled convertible debt, such as our convertible senior notes, to be separated into debt and equity components at issuance and a value to be assigned to each.  The value assigned to the debt component would be the estimated fair value, as of the issuance date, of a similar bond without the conversion feature.  The difference between the bond cash proceeds and this estimated fair value, representing the value assigned to the equity component, would be recorded as a debt discount and amortized to interest expense over the life of the bond.  In addition, if our convertible debt is redeemed or converted prior to maturity and the fair value of the debt component immediately prior to extinguishment exceeds the carrying value it will result in a loss on extinguishment.  Although FSP APB 14-1 will have no impact on our actual past or future cash flows, it will require us to record a significant amount of non-cash interest expense as the debt discount is amortized and may result in losses on extinguishment that would not have occurred under previous GAAP.  FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and must be applied on a retrospective basis.  We estimate that the adoption of FSP APB 14-1 will increase non-cash interest expense for the years ended December 31, 2008, 2007 and 2006 by approximately $26 million ($16 million net of tax), $28 million ($17 million net of tax),  and $6 million ($3.6 million net of tax), respectively.  The estimated impact to fiscal year 2009 non-cash interest expense is expected to be an increase of approximately $21 million ($13 million net of tax), excluding the impact of future debt conversions, if any.  We estimate that adoption of FSP APB 14-1 will also result in a gain on extinguishment of debt of approximately $5 million ($3 million net of tax) for the year ended December 31, 2008.

Acquisitions could result in operating difficulties.

As part of our business strategy, in September 2004, we acquired Booking.com Limited, in July 2005, Booking.com B.V. and, in November 2007, Agoda.  We may enter into additional business combinations and acquisitions in the future.  Acquisitions may result in dilutive issuances of equity securities, use of our cash resources, incurrence of debt and amortization of expenses related to intangible assets acquired.  In addition, the process of integrating an acquired company, business or technology may create unforeseen operating difficulties and expenditures.  The acquisitions of Booking.com B.V., Booking.com Limited, and Agoda were accompanied by a number of risks, including, without limitation:

•                  the need to implement or remediate controls, procedures and policies appropriate for a larger public company at companies that prior to the acquisitions may have lacked such controls, procedures and policies;

•                  the difficulty of assimilating the operations and personnel of Booking.com Limited, which are principally located in Cambridge, England, Booking.com B.V., which are principally located in Amsterdam, The Netherlands, and Agoda, which are principally located in Singapore and Bangkok, Thailand, with and into our operations, which are headquartered in Norwalk, Connecticut;

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

•                  the impairment of relationships with customers of Booking.com B.V., Booking.com Limited and Agoda or our own customers as a result of any integration of operations;

•                  the impairment of relationships with employees of Booking.com B.V., Booking.com Limited and Agoda or our own business as a result of any integration of new management personnel;

•                  the potential unknown liabilities associated with Booking.com B.V., Booking.com Limited and Agoda.

We may experience similar risks in connection with any future acquisitions. We may not be successful in addressing these risks or any other problems encountered in connection with the acquisitions of Booking.com B.V., Booking.com Limited or Agoda, or that we could encounter in future acquisitions, which would harm our business or cause us to fail to realize the anticipated benefits of our acquisitions.  As of December 31, 2008, we had approximately $481 million assigned primarily to the intangible assets and goodwill of Booking.com B.V., Booking.com Limited and Agoda, and therefore, the occurrence of any of the risks identified above could result in a material adverse impact, including an impairment of these assets, which could cause us to have to record a charge for impairment.  Any such charge could adversely impact our operating results, which would likely cause our stock price to decline significantly.

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

Our convertible senior notes are convertible into shares of our common stock if certain specified conditions are met.  All of our convertible notes are currently convertible.  Upon conversion, the holder will receive cash for the principal amount of the note and cash or shares of our common stock or a combination of cash and shares of our common stock for the conversion value in excess of such principal amount.  If our stock trades above the conversion prices of the outstanding convertible notes, our diluted share count will increase by the net number of shares that would become issuable to the holders of our outstanding convertible notes and, as a consequence, have a dilutive impact on net income per share.  As an example, at stock prices of $40 per share, $60 per share, $80 per share and $100 per share, common equivalent shares would include approximately 0.1 million, 3.3 million, 5.0 million and 6.0 million equivalent shares, respectively, related to the remaining outstanding convertible notes (excluding the offsetting impact of the Conversion Spread Hedges described in Note 13 to our Consolidated Financial Statements).  The Conversion Spread Hedges increase the effective conversion price of the 2011 Notes and the 2013 Notes from $40.38 to $50.47 per share, and reduce the dilution upon conversion of the 2011 Notes and the 2013 Notes.  Since the impact of the Conversion Spread Hedges is anti-dilutive it is excluded from the calculation of net income per share under GAAP until they are exercised upon maturity.

We will be subject to increased income taxes in the event that our foreign cash balances are remitted to the United States.

As of December 31, 2008, we held approximately $181.6 million of cash and short-term liquid investments outside of the United States.  To date, we have used our foreign cash to reinvest in our foreign operations.  It is our current expectation to continue to seek ways to make further investments in our foreign operations with our foreign cash.  If our foreign cash balances continue to grow and our ability to reinvest those balances diminishes, it will become increasingly likely that we will repatriate some of our foreign cash balances to the United States.  In such event, we would likely be subject to additional income tax expenses in the United States with respect to our unremitted foreign earnings.  We would not incur an increase in cash income taxes payable unless we no longer have net operating loss carryforwards available to offset the taxable income.

The unit profitability of our airline ticket business has declined and could continue to decline, as we may be subject to, among other things, competitive pressure and loss or reduction of global distribution system fees.

In recent quarters, the amount of profit we make per airline ticket sold has declined and could continue to decline as we, among other things, experience pressure from suppliers to reduce our profit, strive to remain competitive with other online travel agencies and continue to be subject to reduction of global distribution system, or GDS, fees paid to us.  Historically, we have relied on fees paid to us by GDSs for travel bookings made through GDSs for a portion of our gross profit and a substantial portion of our operating income. We rebate certain GDS costs to certain suppliers (e.g., airlines, hotels, etc.) in exchange for contractual considerations such as those relating to pricing and availability, and expect to continue to do so in the future.  Airlines put pressure on us to reduce our aggregate compensation and book through lower cost channels to receive airlines’ full content and avoid airline service fees.  We have agreements with a number of airlines to obtain access to airline content, and are in continuing discussions with others to obtain similar access.  If we were denied access to airlines’ full content or had to impose service fees on our airline tickets, it could have a material adverse effect on our business, results of operations and financial condition.

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

To date, our results have been negatively impacted by purchases made using fraudulent credit cards. Because we act as the merchant-of-record in a majority of our domestic transactions as well as those of Agoda, we may be held liable for accepting fraudulent credit cards on our websites as well as other payment disputes with our customers. Additionally, we are held liable for accepting fraudulent credit cards in certain retail transactions when we do not act as merchant of record.  Accordingly, we calculate and record an allowance for the resulting credit card charge backs.  If we are unable to combat the use of fraudulent credit cards on our websites, our business, results of operations and financial condition could be materially adversely affected.

Fluctuations in our financial results make quarterly comparisons and financial forecasting difficult.

Our revenues and operating results have varied significantly from quarter to quarter because our business experiences seasonal fluctuations, which reflect seasonal trends for the travel services offered by our websites. Traditional leisure travel bookings in the United States are higher in the second and third calendar quarters of the year as consumers take spring and summer vacations. In the first and fourth quarters of the calendar year, demand for travel services in the United States and Europe generally declines and the number of bookings flattens.  Furthermore, prior to introducing a retail travel option to our customers, substantially all of our business was conducted under the Name Your Own Price® system and accordingly, because those services are non-refundable in nature, we recognize travel revenue at the time a booking was generated.  We recognize revenue generated from our retail hotel service, however, including our international operations, at the time that the customer checks out of the hotel.  As a result, we have seen and expect to continue to see, that a meaningful amount of retail hotel bookings generated earlier in the year, as customers plan and reserve their spring and summer vacations, will not be recognized until future quarters.  This could result in a disproportionate amount of our annual earnings being recognized in later quarters.

Our results may also be affected by seasonal fluctuations in the supply made available to us by airlines, hotels and rental car suppliers. Our revenues and operating results may continue to vary significantly from quarter to quarter because of these factors. As a result, quarter-to-quarter comparisons of our revenues and operating results may not be meaningful. In addition, due to our limited operating history, a relatively new and unproven business model and an uncertain environment in the travel industry, it may be difficult to predict our future revenues or results of operations.  A significant change in the global economic environment, such as we are currently experiencing as a result of the worldwide recession, makes it more difficult to forecast future operating results.

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

We are a party to the legal proceedings described in Note 18 to our Consolidated Financial Statements.  The defense of the actions described in Note 18 may increase our expenses and an adverse outcome in any of such actions could have a material adverse effect on our business, results of operations and financial condition.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our executive, administrative, operating offices and network operations center are located in approximately 92,000 square feet of leased office space located in Norwalk, Connecticut.  We also lease approximately 45,670 of office space in Grand Rapids, Michigan. Booking.com Limited leases approximately 11,000 square feet of office space primarily in Cambridge, England.  Booking.com B.V. leases approximately 102,000 square feet of office space primarily in Amsterdam, Netherlands.  Agoda leases approximately 20,000 square feet of office space primarily in Bangkok, Thailand.  We also lease office space in 13 other countries in support of our international operations.  We do not own any real estate as of February 1, 2009.

We believe that our existing facilities are adequate to meet our current requirements, and that suitable additional or substitute space will be available as needed to accommodate any further expansion of corporate operations.

Item 3.  Legal Proceedings

Litigation Related to Hotel Occupancy and Other Taxes

Statewide Class Actions and Putative Class Actions

A number of cities and counties have filed class actions or putative class actions on behalf of themselves and other allegedly similarly situated cities and counties within the same respective state against us and other defendants, including, but not in all cases, Lowestfare.com LLC and Travelweb LLC, both of which are our subsidiaries, and Hotels.com, L.P.; Hotels.com GP, LLC; Hotwire, Inc.; Cheaptickets, Inc.; Travelport, Inc. (f/k/a Cendant Travel Distribution Services Group, Inc.); Expedia, Inc.; Internetwork Publishing Corp. (d/b/a Lodging.com); Maupintour Holding LLC; Orbitz, Inc.; Orbitz, LLC; Site59.com, LLC; Travelocity.com, Inc.; Travelocity.com LP; and Travelnow.com, Inc.  Each complaint alleges, among other things, that the defendants violated each jurisdiction’s respective hotel occupancy tax ordinance with respect to the charges and remittance of amounts to cover taxes under each ordinance.  Each complaint typically seeks compensatory damages, disgorgement, penalties available by law, attorneys’ fees and other relief.  Such actions include:

City of Los Angeles v. Hotels.com, Inc., et al.:  On December 30, 2004, a putative class action complaint was filed in the Superior Court for the County of Los Angeles by the City of Los Angeles on behalf of itself and an alleged class of California cities, counties and other municipalities that have enacted occupancy taxes.  In addition to the tax claims, the complaint also asserts unfair competition claims under California Business and Professions Code § 17200, et seq. (“Section 17200”).  On August 31, 2005, the City of Los Angeles filed an amended complaint adding a claim for a declaratory judgment.  On September 26, 2005, the court sustained the defendants’ demurrers on grounds of improper joinder of defendants and claims, and therefore, dismissed the amended complaint, with leave to file a second amended complaint.  On February 8, 2006, the City of Los Angeles filed a second amended complaint that asserts the same claims but includes additional allegations of fact.  On March 27, 2006, at the direction of the court, the defendants filed renewed demurrers to the second amended complaint on grounds of improper joinder of defendants and claims.  On March 31, 2006, the defendants filed a petition to coordinate this matter with the City of San Diego case (discussed below).  On July 12, 2006, that petition was granted, and, as a result, this case and the City of San Diego case will now proceed in the Superior Court of Los Angeles.  On January 17, 2007, the defendants filed demurrers to the City of Los Angeles’ second amended complaint on all issues other than misjoinder of defendants and claims.  On March 1, 2007, the court denied defendants’ previously-filed demurrers on grounds of improper joinder of defendants and claims.  On March 2, 2007, the City of Los Angeles filed a third amended complaint.  On April 11, 2007, the defendants filed renewed demurrers to the third amended complaint.  On July 27, 2007, the court sustained the defendants’ demurrers and dismissed the City’s third amended complaint without prejudice to re-filing upon the exhaustion of the City’s mandatory administrative procedures for tax collection, and stayed the action pending such exhaustion.  The City has not yet completed those administrative procedures.

City of Rome, Georgia, et al., v. Hotels.com, L.P., et al.:  On November 18, 2005, a putative class action complaint was filed in the United States District Court for the Northern District of Georgia by the City of Rome, Hart County and the City of Cartersville on behalf of themselves and a putative class of Georgia cities, counties and governments which have enacted transient occupancy taxes and/or excise taxes on lodging.  In addition to the tax claims, the complaint also asserts claims for violation of Georgia’s Uniform Deceptive and Unfair Trade Practices Act, conversion, unjust enrichment, a constructive trust and a declaratory judgment.  On February 6, 2006, we and certain other defendants moved to dismiss the complaint.  On May 8, 2006, the court granted defendants’ motion to dismiss all claims relating to the Georgia sales and use tax and denied defendants’ motion to dismiss the excise tax claims.  The plaintiffs filed an amended complaint on June 7, 2006 naming additional plaintiffs.  On February 9, 2007, the defendants moved for summary judgment on the plaintiffs’ claims for plaintiffs’ failure to exhaust the administrative procedures required by Georgia law and plaintiffs’ respective ordinances.  On May 10, 2007, the court denied the defendants’ motion but concluding that plaintiffs were required to estimate, assess and attempt to collect the taxes at issue.  The court stayed further litigation to permit plaintiffs to comply with those administrative procedures.  On March 26, 2008, certain of the plaintiffs in the City of Rome action sent the defendants, including us and our subsidiaries, proposed assessments of hotel occupancy tax.  We and our subsidiaries promptly responded on March 31, 2008.  Certain of the plaintiffs in the City of Rome action sent the defendants, including us and our subsidiaries, renewed assessments.  The administrative process of those plaintiffs remains ongoing and the action remains stayed pending the decision of the Georgia Supreme Court in City of Atlanta, Georgia v. Hotels.com L.P., et al. (described below).

Pitt County v. Hotels.com, L.P., et al.:  On December 1, 2005, a putative class action complaint was filed in the North Carolina General Court of Justice, Superior Court Division by Pitt County on behalf of itself and a putative class of North Carolina political subdivisions that impose occupancy taxes.  In addition to the tax claims, the complaint also asserts claims for violation of North Carolina General Statute § 75-1, et seq., conversion, a constructive trust and a declaratory judgment.  On February 13, 2006, the defendants removed this action to the United States District Court for the Eastern District of North Carolina.  On March 13, 2006, the defendants moved to dismiss the complaint.  On March 29, 2007, the court denied defendants’ motion to dismiss the complaint.  On April 13, 2007, the defendants moved for reconsideration of that decision or, in the alternative, interlocutory appeal.  On August 13, 2007, the court granted defendants’ motion for reconsideration of the court’s prior order denying the defendants’ motion to dismiss, and dismissed the action in its entirety.  On September 6, 2007, Pitt County filed a notice of appeal of that decision to the United States Court of Appeals for the Fourth Circuit.  On January 14, 2009, the United States Court of Appeals for the Fourth Circuit affirmed the district court’s decision rejecting Pitt County’s tax claims.  On January 27, 2009, the County filed a petition for re-hearing en banc.  On February 10, 2009, the petition for re-hearing en banc was denied.

City of San Antonio, Texas v. Hotels.com, L.P., et al.:  On May 8, 2006, a putative class action complaint was filed in the United States District Court for the Western District of Texas, San Antonio Division, by the City of San Antonio on behalf of itself and putative classes of Texas municipalities.  In addition to the tax claims, the complaint also asserts claim for conversion and a declaratory judgment.  On June 30, 2006, we and other defendants moved to dismiss the complaint.  On August 28, 2006, the plaintiff moved for class certification.  Following briefing of the motion to dismiss and motion for class certification, on October 30, 2006, the plaintiff filed a first amended complaint that limited the putative classes of Texas municipalities to 175 specifically enumerated municipalities that plaintiff alleges to have hotel occupancy tax ordinances similar to that of the plaintiff.  On March 21, 2007, the court denied defendants’ motion to dismiss the City of San Antonio’s amended complaint.  On September 7, 2007, the defendants filed a motion for reconsideration of the court’s March 21, 2007 order denying the defendants’ motion to dismiss, and that motion was denied on October 1, 2007.  On May 27, 2008, the court granted the City of San Antonio’s motion to certify a class of 175 specifically enumerated Texas municipalities that the City alleges to have hotel occupancy tax ordinances similar to it.  On June 10, 2008, the defendants petitioned the United States Court of Appeals for the Fifth Circuit for interlocutory review of the class certification decision, which petition was denied on July 3, 2008.  On August 12, 2008, the court granted plaintiff’s motion for leave to amend its complaint to add equitable claims of unjust enrichment, money had and received, and for a constructive trust.  Plaintiff amended its complaint on August 13, 2008 and the defendants answered the amended complaint on August 27, 2008.  The parties are presently conducting discovery.

Lake County Convention and Visitors Bureau, Inc. and Marshall County v. Hotels.com, L.P., et al.:  On June 12, 2006, a putative class action was filed in the United States District Court for the Northern District of Indiana, Hammond Division, by the Lake County Convention and Visitors Bureau and Marshall County on behalf of themselves and a putative class of Indiana counties, convention and visitors bureaus and any other local governments which have enacted or benefit from taxes on innkeepers.  In addition to the tax claims, the complaint also asserts claims for conversion, unjust enrichment, and breach of fiduciary duties.  On November 3, 2006, we and other defendants moved to dismiss the complaint.  On July 14, 2008, the court denied the defendants’ motion to dismiss the complaint.  On July 28, 2008, the defendants answered the complaint.  The parties are presently conducting discovery.

Louisville/Jefferson County Metro Government v. Hotels.com, L.P., et al.:  On September 21, 2006, a putative class action was filed in the United States District Court for the Western District of Kentucky by the Louisville/Jefferson County Metro Government on behalf of itself and a putative class of Kentucky cities, counties and townships that have enacted transient room taxes.  In addition to the tax claims, the complaint also asserts claims for conversion, money had and received, unjust enrichment, a constructive trust, and a declaratory judgment.  On December 15, 2006, the plaintiff moved to amend the complaint to make certain changes to the identity of the defendants. That motion was granted, and, on January 8, 2007, plaintiff filed its amended complaint.  On December 22, 2006, the defendants moved to dismiss the original complaint, and, on January 17, 2007, renewed their motion to dismiss with respect to the amended complaint.  On August 10, 2007, the court denied the defendants’ motion to dismiss.  On September 13, 2007, the defendants answered.  On October 26, 2007, the defendants filed a motion for reconsideration of the court’s order denying the defendants’ motion to dismiss, or, in the alternative, certification of interlocutory appeal to the Kentucky Supreme Court or the United States Court of Appeals for the Sixth Circuit.  On November 9, 2007, the plaintiff moved to strike the defendants’ motion for reconsideration.  On February 20, 2008, the Lexington-Fayette Urban County Government (“Lexington”) filed a motion to intervene in this action as an additional plaintiff, which the defendants did not oppose.  On March 20, 2008, Lexington’s motion was granted, and its intervening complaint was filed on April 16, 2008.  Lexington’s intervening complaint makes substantially the same claims asserted by the Louisville/Jefferson County Metro Government, except it does not seek to represent a class.  On March 21, 2008, the Louisville/Jefferson County Metro Government filed an unopposed motion to amend its complaint to withdraw its allegations relating to the proposed certification of a class of Kentucky cities, counties and townships that have enacted transient room taxes, and to make certain other changes to the alleged facts.  That motion was granted on June 6, 2008 and the Louisville/Jefferson County Metro Government was ordered to file an amended complaint.  On May 16, 2008, the defendants moved to dismiss the intervening complaint filed by the Lexington-Fayette Urban County Government.  On September 30, 2008, the court granted the defendants’ motion for reconsideration of its prior order denying the defendants’ motion to dismiss the claims brought by the Louisville/Jefferson County Metro Government, and dismissed all of that plaintiff’s claims.  The court also granted the defendants’ motion to dismiss the claims brought by the Lexington-Fayette Urban County Government.  The court dismissed all claims against the defendants with prejudice.  Both plaintiffs have filed notices of appeal to the U.S. Court of Appeals for the Sixth Circuit.

County of Nassau, New York v. Hotels.com, LP, et al.:  On October 24, 2006, a putative class action was filed in the United States District Court for the Eastern District of New York by Nassau County on behalf of itself and a putative class of New York cities, counties and other local governmental entities that have imposed hotel taxes since March 1, 1995.  In addition to the tax claims, the complaint also asserts claims for conversion, unjust enrichment and a constructive trust.  On January 31, 2007, the defendants moved to dismiss the complaint.  On August 17, 2007, the court granted the defendants’ motion to dismiss the complaint for the County of Nassau’s failure to exhaust its mandatory administrative procedures for tax collection.  On September 12, 2007, the County of Nassau filed a notice of appeal of that order to the United States Court of Appeals for the Second Circuit.  On January 22, 2009, the United States Court of Appeals for the Second Circuit, heard oral argument on the County’s appeal of the lower court’s order dismissing the action and ordered further briefing on certain issues.

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

City of Gallup, New Mexico v. Hotels.com, L.P., et al.:  On July 6, 2007, a putative class action was filed in the United States District Court for the District of New Mexico by the City of Gallup on behalf of itself and a putative class of New Mexico taxing authorities that have enacted lodgers’ taxes.  The complaint asserts claims for violation of the New Mexico Lodger’s Tax Act and municipal ordinances.  On August 27, 2007, the defendants answered the City of Gallup’s complaint.  On January 8, 2009, the City filed an unopposed motion to amend its complaint to narrow its class allegations and to seek injunctive relief.  On February 2, 2009 the defendants answered the amended complaint. The parties are currently conducting discovery.

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

County of  Monroe, Florida v. Priceline.com, Inc. et al: On January 12, 2009, the County filed a purported class action complaint in the United States District Court for the Southern District of Florida. In addition to claims with respect to the application of the Tourist Development Tax, the complaint also asserted claims for conversion and unjust enrichment. The defendants have not yet answered the complaint.

We intend to defend vigorously against the claims in all of the proceedings described above.

Actions Filed on Behalf of Individual Cities and Counties

Several cities, counties, municipalities and other political subdivisions across the country have filed actions relating to the collection of hotel occupancy taxes against us and other defendants, including, but not in all cases, Lowestfare.com LLC and Travelweb LLC, both of which are our subsidiaries, and Hotels.com, L.P.; Hotels.com GP, LLC; Hotwire, Inc.; Cheaptickets, Inc.; Cendant Travel Distribution Services Group, Inc.; Expedia, Inc.; Internetwork Publishing Corp. (d/b/a Lodging.com); Maupintour Holding LLC; Orbitz, Inc.; Orbitz, LLC; Site59.com, LLC; Travelocity.com, Inc.; Travelocity.com LP; and Travelnow.com, Inc.  In each, the complaint alleges, among other things, that each of these defendants violated each jurisdiction’s respective hotel occupancy tax ordinance with respect to the charges and remittance of amounts to cover taxes under each ordinance.  Each complaint typically seeks compensatory damages, disgorgement, penalties available by law, attorneys’ fees and other relief.  Such actions include:

City of Findlay v. Hotels.com, L.P., et al and City of Columbus, et al. v. Hotels.com, L.P., et al.:  On October 25, 2005, a putative class action complaint was filed in the Common Pleas Court of Hancock County, Ohio by the City of Findlay on behalf of itself and a putative class of Ohio cities, counties and townships that have enacted occupancy or excise taxes on lodging.  In addition to the tax claims, the complaint also asserts claims for violation of the Ohio Consumer Sales Practices Act, conversion, a constructive trust and a declaratory judgment.  On November 22, 2005, we and certain other defendants removed this action to the United States District Court for the Northern District of Ohio. On July 26, 2006, the court granted defendants’ motion to dismiss the Consumer Sales Practices Act claims and denied defendants’ motion to dismiss the remaining claims.  On August 8, 2006, a putative class action complaint was filed in the United States District Court for the Southern District of Ohio by the cities of Columbus and Dayton on behalf of themselves and a putative class of Ohio cities, counties and townships.  In addition to the tax claims, the complaint also asserts claims for unjust enrichment, money had and received, conversion, a constructive trust and a declaratory judgment.  .  On July 10, 2007, defendants’ motion to transfer the case to the United States District Court for the Northern District of Ohio, where the City of Findlay case is pending was granted.  On July 23, 2007, the court granted defendants’ motion to dismiss the plaintiffs’ Consumer Sales Practices Act claims and denied defendants’ motion to dismiss the remaining claims.  On August 2, 2007, the City of Findlay filed a motion seeking leave to amend its complaint to withdraw its allegations seeking to assert claims on behalf of a state-wide class of Ohio cities, counties and townships that have enacted occupancy or excise taxes on lodging.  On August 15, 2007, the court granted that motion and an amended complaint withdrawing those class allegations was filed.  On August 31, 2007, the defendants answered the City of Columbus complaint.  On September 4, 2007, the defendants answered the City of Findlay amended complaint.  On November 6, 2007, the parties’ joint motion to consolidate the City of Findlay action with the City of Columbus action for pre-trial purposes, was granted.  On February 19, 2008, the cities of Columbus, Dayton and Findlay moved to amend their respective complaints to drop all class action allegations and to add nine additional Ohio municipalities as plaintiffs.  That motion was granted on February 27, 2008, and the plaintiffs’ first amended consolidated complaint was filed that day.  On March 26, 2008, the defendants moved to dismiss the first amended consolidated complaint.  On June 19, 2008, the court denied the defendants’ motion.  On July 3, 2008, the defendants answered the first amended consolidated complaint.  The parties are presently conducting discovery.

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

City of Atlanta, Georgia v. Hotels.com L.P., et al.:  On March 29, 2006, the City of Atlanta, Georgia filed a complaint in the Superior Court of Fulton County, Georgia.  In addition to the tax claims, the complaint also asserts claims for a declaratory judgment, conversion, unjust enrichment, a constructive trust and a demand for an equitable accounting.  On June 5, 2006, certain defendants, including us and our subsidiaries, answered the complaint.  The parties proceeded to conduct discovery.  On October 12, 2006, as directed by the court, the defendants submitted briefs regarding the City of Atlanta’s failure to exhaust the administrative remedies dictated by Georgia law and its own ordinance.  On December 12, 2006, the court dismissed the City of Atlanta’s action for lack of jurisdiction because the City of Atlanta failed to exhaust mandatory administrative remedies prior to bringing suit.  On January 10, 2007, the City of Atlanta filed a notice of appeal to the court’s order deciding it lacked jurisdiction.  On October 26, 2007, the Georgia Court of Appeals affirmed the order of the Georgia Superior Court.  On November 5, 2007, the City moved for reconsideration of the October 26, 2007 opinion, and that motion was denied on November 13, 2007.  On December 10, 2007, the City filed a petition for certiorari with the Georgia Supreme Court. On May 20, 2008, the Georgia Supreme Court granted certiorari to certain questions raised by plaintiff from the October 26, 2007 decision of the Georgia Court of Appeals affirming the dismissal of this action.   On September 8, 2008, the Georgia Supreme Court heard the plaintiff’s appeal from the October 26, 2007 decision of the Georgia Court of Appeals affirming the dismissal of this action.  We are awaiting the decision of the Georgia Supreme Court.

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

Town of Mount Pleasant, South Carolina v. Hotels.com, et al.:  On May 23, 2006, the Town of Mount Pleasant, South Carolina filed a complaint in the Court of Common Pleas, Ninth Judicial Circuit of South Carolina.  On July 21, 2006, the defendants removed the case to the United States District Court for the District of South Carolina, Charleston Division.  On September 15, 2006, the defendants answered the complaint.  On January 22, 2007, the Town of Mount Pleasant moved to amend the complaint to assert claims arising under the South Carolina Unfair Trade Practices Act.  On April 23, 2007, the court granted plaintiff’s motion for leave to amend its complaint to assert claims arising under the South Carolina Unfair Trade Practices Act, and plaintiff amended its complaint to assert such claims on May 14, 2007.  On April 26, 2007, the court granted defendants’ unopposed motion to consolidate this case with City of Charleston (discussed above).  On June 4, 2007, the defendants moved to dismiss the amended complaint.  On November 5, 2007, the court denied that motion.  On November 30, 2007, the defendants answered the amended complaint.  The parties are currently conducting discovery.

City of North Myrtle Beach, South Carolina v. Hotels.com, LP, et al.:  On August 28, 2006, the City of North Myrtle Beach, South Carolina filed a complaint in the Court of Common Pleas, Fifteenth Judicial Circuit of South Carolina.  On October 27, 2006, we and certain other defendants removed the case to the United States District Court for the District of South Carolina, Florence Division.  On December 1, 2006, the defendants filed their motion to dismiss the complaint.  On September 30, 2007, the court denied that motion.  On January 29, 2008, the City of North Myrtle Beach moved to amend its complaint to assert claims arising under the South Carolina Unfair Trade Practices Act.   On June 25, 2008, the court granted the plaintiff’s motion to amend its complaint to assert claims arising under the South Carolina Unfair Trade Practices Act.  On August 1, 2008, the plaintiff filed an amended complaint asserting claims arising under the South Carolina Unfair Trade Practices Act.  On August 15, 2008, the defendants answered the amended complaint.  The parties are currently conducting discovery.

Wake County v. Hotels.com, LP, et al.; Dare County v. Hotels.com, LP, et al and Buncombe County v. Hotels.com, LP, et al:  On November 3, 2006, Wake County, North Carolina filed a complaint in the General Court of Justice, Superior Court Division, Wake County, North Carolina.  In addition to the claim for Room Occupancy Taxes, the complaint also asserted claims for a declaratory judgment, an injunction, conversion, imposition of a constructive trust, an accounting, violation of North Carolina General Statute § 75-1, et seq., and breach of agency duties and statutory penalties. On January 31, 2007, the defendants moved to dismiss this action.  On February 1, 2007, the defendants moved to designate the case as a complex business case subject to the jurisdiction of the North Carolina Business Court, to which plaintiff consented and the case was transferred to the Business Court.   On January 26, 2007, Dare County, North Carolina filed a complaint in the same court alleging the same claim.  On February 1, 2007, Buncombe County, North Carolina filed a complaint in the same court.  The Buncombe complaint seeks a declaratory judgment that the defendants are liable for occupancy taxes, as well as supplemental relief including, without limitation, an accounting and a determination of the amount of taxes due but unpaid.  On April 4, 2007, the Wake County, Buncombe County and Dare County actions were consolidated for pre-trial purposes, and the following discussion applies to all four actions.  On May 7, 2007, the defendants moved to dismiss the Dare County and Buncombe County actions.  On November 19, 2007, the court granted in part and denied in part the motions to dismiss the three actions.  The court dismissed all claims for conversion, all claim for violation of North Carolina General Statute § 75-1, et seq.  The remaining claims brought by the other three plaintiffs survived the defendants’ motions.  The  parties are currently conducting discovery.

City of Branson v. Hotels.com, LP., et al.:  On December 28, 2006, the City of Branson, Missouri filed a complaint in the Circuit Court of Greene County, Missouri.  In addition to the claim for Tourism Taxes, the complaint also asserted claims for a declaratory judgment, conversion and a legal accounting.  On April 23, 2007, the defendants moved to dismiss the complaint, and that motion was denied on November 26, 2007.  The defendants answered the complaint on December 20, 2007.  The parties are presently conducting discovery.

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

City of Houston, Texas v. Hotels.com, LP., et al.:  On March 5, 2007, the City of Houston, Texas filed a petition (i.e., a complaint) in the District Court of Harris County, Texas.  In addition to the claim for violation of the Houston hotel occupancy tax ordinance, the petition also asserted claims for conversion, constructive trust, civil conspiracy, and a legal accounting.  On April 30, 2007, the defendants filed special exceptions, seeking to dismiss the petition.  On July 5, 2007, the court denied in part and granted in part the defendants’ special exceptions.  The court denied the special exceptions relating to the adequacy of the plaintiff’s allegations, but granted the special exceptions requiring the plaintiff to state with specificity the maximum amount of damages claimed.  On October 2, 2007, the City of Houston filed an amended petition adding the Harris County Sports Authority as a plaintiff.  On October 15, 2007, we and the other defendants filed renewed special exceptions to the complaint and affirmative defenses.  On November 19, 2007, the court granted those special exceptions. On January 22, 2008, the plaintiffs filed a second amended petition.  On February 4, 2008, we and the defendants filed renewed special exceptions to the petition and moved to dismiss the action.  On March 13, 2008, the court granted the defendants’ special exceptions and dismissed the action.  On April 14, 2008, the plaintiffs filed a motion seeking to have their petition reinstated, which was granted on May 27, 2008.

City of Oakland, California v. Hotels.com, L.P., et al.:  On June 29, 2007, the City of Oakland, California filed a complaint in the United States District Court for the Northern District of California.  In addition to the claim for violation of the City of Oakland’s Transient Tax Ordinance, the complaint also asserted unfair competition claims under California Business and Professions Code § 17200, et seq., and claims for conversion, unjust enrichment, punitive damages, a constructive trust and a declaratory judgment.  On September 18, 2007, the defendants moved to dismiss the complaint.  On November 6, 2007, the court granted the defendants’ motion and dismissed the City of Oakland’s complaint with prejudice for the City’s failure to exhaust its mandatory administrative procedures for tax collection.  On December 5, 2007, the City of Oakland filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. The plaintiff’s appeal to the U.S. Court of Appeals for the Ninth Circuit remains pending.  On July 16, 2008, we and Lowestfare.com LLC received audit notices from the City.  On August 4, 2008, we and Lowestfare.com LLC responded and requested a hearing before the City’s Business Tax Board of Review.  That hearing request remains pending.

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

City of Baltimore, Maryland v. Priceline.com, Inc., et al.:  On December 10, 2008, the City filed a complaint in the United States District Court for the District of Maryland.  In addition to claims for declaratory and injunctive relief with respect to the application of the City’s Hotel Room Tax, the complaint also asserted claims for conversion, unjust enrichment, assumpsit, constructive trust, and punitive damages.  The defendants have not yet answered the complaint.

County Commissioners of Worcester, Maryland v. Priceline.com, Inc., et al.:  On January 6, 2009, the County filed a complaint in the United States District Court for the District of Maryland.  In addition to the claim for violation of the County’s Hotel Room Tax, the complaint also asserted claims for conversion, unjust enrichment, and assumpsit.  The defendants have not yet answered the complaint.

We have also been informed by counsel to the plaintiffs in certain of the aforementioned actions that various, undisclosed municipalities or taxing jurisdictions may file additional cases against us, Lowestfare.com LLC and Travelweb LLC in the future.  Some municipalities or taxing jurisdictions have sent us and/or our subsidiaries tax notices or demands, including Brunswick County and Stanly County, North Carolina; Jefferson County, Arkansas; City of North Little Rock, Arkansas; and the Pine Bluff Advertising and Promotion Commission.

We intend to defend vigorously against the claims in all of the proceedings described above.

Judicial Actions Relating to Assessments Issued by Individual Cities and Counties

After administrative remedies have been exhausted, we may seek judicial review of assessments issued by an individual city or county.

Priceline.com, Inc. et al. v. Broward County, Florida:  In May 2008, we and Travelweb LLC received assessments from the County.  On June 19, 2008, we and Travelweb LLC submitted formal protests of the assessments.  In July 2008, we and Travelweb LLC received additional audit requests from the County.  On November 13, 2008, our and Travelweb LLC’s protests were denied.  On January 13, 2009, we and Travelweb LLC filed suit in the Circuit Court of the Second Judicial Circuit, in and for Leon County, Florida, against the County and the Florida Department of Revenue challenging the assessments.  The County and the Department of Revenue answered and filed a counterclaim on February 2, 2009.  In addition to claims for injunctive relief with respect to the County’s tourist development tax, the counterclaim also asserted claims for breach of fiduciary duty, conversion and statutory civil theft.  The counterclaim defendants have not yet answered the counterclaim.

Priceline.com Inc. et al. v. City of Anaheim et al.:  In May 2008, we, Travelweb LLC and Lowestfare.com LLC received assessments from the City.  On June 2, 2008, the companies submitted formal protests of the assessments.  On February 6, 2009, the City-appointed hearing officer issued a ruling upholding the determination that the companies were liable for the Transient Occupancy Tax, but reducing the amounts of the assessments issued.  On February 11 2009, we and Travelweb LLC filed suit in Superior Court of the State of California, County of Orange, against the City and the hearing officer challenging the assessments and the liability determination.  On February 18, 2009, we and Travelweb LLC joined a motion filed by Expedia, Inc. seeking a ruling that we do not have to pay the amount assessed by the City until resolution of the matter by the courts.

We intend to prosecute vigorously our claims in these actions.

Consumer Class Actions

Two purported class actions brought by consumers were pending against us:

Marshall, et al. v. priceline.com, Inc.:  On February 17, 2005, a putative class action complaint was filed in the Superior Court of the State of Delaware for New Castle County by Jeanne Marshall and three other individuals on behalf of themselves and a putative class of allegedly similarly situated consumers nationwide against us.  The complaint alleged that we violated the Delaware Consumer Fraud

Act, Del. Code Ann. Tit. 6, § 2511, et seq., relating to our disclosures and charges to customers to cover taxes under city hotel occupancy tax ordinances nationwide, and service fees.  We moved to dismiss the complaint on April 21, 2005.  On June 10, 2005, plaintiffs filed an amended complaint that asserts claims under the Delaware Consumer Fraud Act and for breach of contract and the implied duty of good faith and fair dealing.  On October 31, 2006, the court granted in part and denied in part our motion to dismiss.  The court dismissed all claims arising under the Delaware Consumer Fraud Act.  The court also dismissed all claims for breach of contract and the implied duty of good faith and fair dealing that relate to our charges for service fees.  The court denied our motion to dismiss the breach of contract and implied duty of good faith and fair dealing claims as they relate to our charges to consumers to cover taxes under city hotel occupancy tax ordinances.  On February 1, 2008, two of the four plaintiffs voluntarily dismissed their claims against us.  On February 29, 2008, the remaining plaintiffs moved for leave to amend their complaint to assert additional claims for breach of contract and the implied duty of good faith and fair dealing alleging that we included a hidden fee within its room rate charge.  On August 28, 2008, the court granted plaintiffs’ motion for leave to amend.  The plaintiffs filed their second amended complaint on September 12, 2008, and we answered that complaint on September 26, 2008.  The parties’ summary judgment motions have been submitted and a hearing was held in January 2009; we are awaiting the court’s ruling.

Chiste, et al. v. priceline.com Inc., et al.:  On December 11, 2008, a putative class action was filed by plaintiff Matthew R. Chiste and two other individuals on behalf of themselves and a putative class of allegedly similarly situated consumers nationwide against us, Lowestfare.com, Inc. and Travelweb, LLC.  The complaint alleges the defendants overcharge consumers by collecting Hotel Occupancy and sales taxes over and above that necessary to pay the actual taxes on the hotel room reserved by the customer.  The complaint asserts claims for deceptive business practices, declaratory and injunctive relief, conversion, breach of fiduciary duty, and breach of contract.  Defendants have not yet answered the complaint.

We intend to defend vigorously against the claims in all of the proceedings described above.

Administrative Proceedings and Other Possible Actions

At various times we have also received inquiries or proposed tax assessments from municipalities and other taxing jurisdictions relating to our charges and remittance of amounts to cover state and local hotel occupancy and other related taxes.  Among others, the City of Philadelphia, Pennsylvania; Miami-Dade County, Florida; the City of Anaheim, California; the City of Phoenix, Arizona; the City of San Francisco, California; and state tax officials from Wisconsin, Pennsylvania, and Indiana, have begun formal or informal administrative procedures or stated that they may assert claims against us relating to allegedly unpaid state or local hotel occupancy or related taxes.  The City of San Francisco, California, and the Indiana Department of Revenue have each issued assessments from which we intend to appeal to a court of competent jurisdiction.

Litigation Related to Securities Matters

On March 16, March 26, April 27, and June 5, 2001, respectively, four putative class action complaints were filed in the U.S. District Court for the Southern District of New York naming priceline.com, Inc., Richard S. Braddock, Jay Walker, Paul Francis, Morgan Stanley Dean Witter & Co., Merrill Lynch, Pierce, Fenner & Smith, Inc., BancBoston Robertson Stephens, Inc. and Salomon Smith Barney, Inc. as defendants (01 Civ. 2261, 01 Civ. 2576, 01 Civ. 3590 and 01 Civ. 4956).  Shives et al. v. Bank of America Securities LLC et al., 01 Civ. 4956, also names other defendants and states claims unrelated to us.  The complaints allege, among other things, that priceline.com and the individual defendants violated the federal securities laws by issuing and selling priceline.com common stock in priceline.com’s March 1999 initial public offering without disclosing to investors that some of the underwriters in the offering, including the lead underwriters, had allegedly solicited and received excessive and undisclosed commissions from certain investors.  By Orders of Judge Mukasey and Judge

Scheindlin dated August 8, 2001, these cases were consolidated for pre-trial purposes with hundreds of other cases, which contain allegations concerning the allocation of shares in the initial public offerings of companies other than priceline.com, Inc.  By Order of Judge Scheindlin dated August 14, 2001, the following cases were consolidated for all purposes:  01 Civ. 2261; 01 Civ. 2576; and 01 Civ. 3590.  On April 19, 2002, plaintiffs filed a Consolidated Amended Class Action Complaint in these cases.  This Consolidated Amended Class Action Complaint makes similar allegations to those described above but with respect to both our March 1999 initial public offering and our August 1999 second public offering of common stock.  The named defendants are priceline.com, Inc., Richard S. Braddock, Jay S. Walker, Paul E. Francis, Nancy B. Peretsman, Timothy G. Brier, Morgan Stanley Dean Witter & Co., Goldman Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith, Inc., Robertson Stephens, Inc. (as successor-in-interest to BancBoston), Credit Suisse First Boston Corp. (as successor-in-interest to Donaldson Lufkin & Jenrette Securities Corp.), Allen & Co., Inc. and Salomon Smith Barney, Inc.  Priceline.com, Richard Braddock, Jay Walker, Paul Francis, Nancy Peretsman, and Timothy Brier, together with other issuer defendants in the consolidated litigation, filed a joint motion to dismiss on July 15, 2002.  On November 18, 2002, the cases against the individual defendants were dismissed without prejudice and without costs.  In addition, counsel for plaintiffs and the individual defendants executed Reservation of Rights and Tolling Agreements, which toll the statutes of limitations on plaintiffs’ claims against those individuals.  On February 19, 2003, Judge Scheindlin issued an Opinion and Order granting in part and denying in part the issuer’s motion.  None of the claims against us were dismissed.  On June 26, 2003, counsel for the plaintiff class announced that they and counsel for the issuers had agreed to the form of a Memorandum of Understanding (the “Memorandum”) to settle claims against the issuers.  The terms of that Memorandum provide that class members will be guaranteed $1 billion in recoveries by the insurers of the issuers and that settling issuer defendants will assign to the class members certain claims that they may have against the underwriters.  Issuers also agree to limit their abilities to bring certain claims against the underwriters.  If recoveries in excess of $1 billion are obtained by the class from any non-settling defendants, the settling defendants’ monetary obligations to the class plaintiffs will be satisfied; any amount recovered from the underwriters that is less than $1 billion will be paid by the insurers on behalf of the issuers.  The Memorandum, which is subject to the approval of each issuer, was approved by a special committee of the priceline.com Board of Directors on Thursday, July 3, 2003.  Thereafter, counsel for the plaintiff class and counsel for the issuers agreed to the form of a Stipulation and Agreement of Settlement with Defendant Issuers and Individuals (“Settlement Agreement”).  The Settlement Agreement implements the Memorandum and contains the same material provisions.  On June 11, 2004, a special committee of the priceline.com Board of Directors authorized our counsel to execute the Settlement Agreement on behalf of us.  The Settlement Agreement was submitted to the Court for approval.  Subsequently, the Second Circuit reversed the District Court’s granting of class certification in certain of the related class actions.  As a result, the parties entered into a stipulation and order dated June 25, 2007 which terminated the Settlement Agreement.  We intend to defend vigorously against the claims in all of these proceedings.

 On May 3, 2007, we entered into a Stipulation and Agreement of Settlement (“Settlement Agreement”) to settle a class action lawsuit brought after our announcement that third quarter 2000 revenues would not meet expectations.  Under the terms of the Settlement Agreement, the class received $80 million in return for a release, with prejudice, of all claims against us and the individual defendants (the “Settling Defendants”) that are related to the purchase of our securities by class members during the class period.  Our insurance carriers funded $30 million of the settlement.  As a result, we recorded a net charge in the year ended 2007 of approximately $55.4 million representing our share of the cost to settle the litigation and cover related expenses.

We intend to defend vigorously against the claims in all of the proceedings described in this Item 3.  We have accrued for certain legal contingencies where it is probable that a loss has been incurred and the amount can be reasonably estimated.  Except as disclosed, such amounts accrued are not material to our consolidated balance sheets and provisions recorded have not been material to the consolidated results of operations.  We are unable to estimate the potential maximum range of loss.

From time to time, we have been, and expect to continue to be, subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of third party intellectual property rights.  Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources, divert management’s attention from our business objectives and could adversely affect our business, results of operations, financial condition and cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote of stockholders of priceline.com during the fourth quarter of the year ended December 31, 2008.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is quoted on the NASDAQ Global Select Market under the symbol “PCLN.”  The following table sets forth, for the periods indicated, the high and low sales prices per share of the common stock as reported on the NASDAQ Global Select Market:

2008	High	Low

First Quarter	$131.75	$86.68
Second Quarter	144.34	114.38
Third Quarter	119.33	62.59
Fourth Quarter	74.21	45.15

2007

First Quarter	$56.11	$41.80
Second Quarter	69.40	53.33
Third Quarter	91.95	59.50
Fourth Quarter	120.67	79.15

Holders

As of February 1, 2009, there were approximately 597 stockholders of record of priceline.com’s common stock, although we believe that there are a significantly larger number of beneficial owners.

Dividend Policy

We have not declared or paid any cash dividends on our capital stock since our inception and do not expect to pay any cash dividends for the foreseeable future. We currently intend to retain future earnings, if any, to finance the expansion of our business.

Equity Compensation Plan Information

Information required by Part II, Item 5, relating to Equity Compensation Plan Information will be included in our Proxy Statement relating to our 2009 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2008.

Performance Measurement Comparison

The following graph shows the total stockholder return through December 31, 2008 of an investment of $100 in cash on January 1, 2004 for priceline.com common stock and an investment of $100 in cash on January 1, 2004 for (i) the NASDAQ Market Index and (ii) the Hemscott Group Index.  The Hemscott Group Index is an index of stocks representing the Internet industry, including Internet software and services companies and e-commerce companies.  Historic stock performance is not necessarily indicative of future stock price performance.  All values assume reinvestment of the full amount of all dividends and are calculated as of the last day of each month:

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

AMONG PRICELINE. COM INC.,

NASDAQ MARKET INDEX AND HEMSCOTT GROUP INDEX

ASSUMES $100 INVESTED ON JAN. 1, 2004

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR ENDING DEC. 31, 2008

Measurement Point	Priceline.com Incorporated	Internet Software & Svcs	NASDAQ Market Index

2003	100.00	100.00	100.00
2004	131.79	126.04	108.41
2005	124.69	109.07	110.79
2006	243.63	103.53	122.16
2007	641.68	110.68	134.29
2008	411.45	71.06	79.25

Sales of Unregistered Securities

In 2008, holders of our 1.00% Convertible Senior Notes converted approximately $125.0 million principal amount of notes into approximately 1,890,600 shares of our common stock; holders of our 2.25% Convertible Senior Notes converted approximately $30,000 principal amount of notes into 508 shares of our common stock; holders of our 2011 Notes converted approximately $37.9 million principal amount of notes into 277,946 shares of our common stock and holders of our 2013 Notes converted approximately $14.0 million principal amount of notes into 95,082 shares of our common stock.  Such issuances of shares of our common stock were made under Section 4(2) of the Securities Act of 1933, as amended.  See Note 13 to our Consolidated Financial Statements.

Issuer Purchases of Equity Securities

The following table sets forth information relating to repurchases of our equity securities during the three months ended December 31, 2008:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2008 — October 31, 2008	—		—	—	$44,866,000	(1)
					$20,447,000	(2)
November 1, 2008 — November 30, 2008	2,181	(3)	$51.17	—	$44,866,000	(1)
					$20,447,000	(2)
December 1, 2008 — December 31, 2008	20	(3)	$77.42	—	$44,866,000	(1)
					$20,447,000	(2)
Total	2,201		$51.41	—	$65,313,000

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

Item 6.  Selected Financial Data

SELECTED FINANCIAL DATA

The following selected consolidated financial data presented below are derived from our Consolidated Financial Statements and related Notes of the Company, and should be read in connection with those statements, some of which are included herein.  Selected financial data reflects data related to Agoda, Booking.com B.V., Booking.com Limited and Travelweb LLC from their respective acquisition dates of November 2007, July 2005, September 2004 and May 2004.  The information set forth below is not necessarily indicative of future results and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share amounts)

Total revenues	$1,884,806	$1,409,409	$1,123,103	$962,660	$914,372
Cost of revenues	928,835	769,997	722,004	694,797	716,217
Gross profit	955,971	639,412	401,099	267,863	198,155
Total operating expenses(1)	666,497	501,477	339,113	231,979	167,733
Operating income(1)	289,474	137,935	61,986	35,884	30,422
Total other income (expense)	6,095	12,088	3,646	(181)	1,405
Income tax (expense) benefit(2)	(98,408)	12,059	12,388	156,277	193
Equity in (loss) income of investees and minority interests	(3,688)	(5,000)	(3,554)	749	(511)
Net income(1)(2)	193,473	157,082	74,466	192,729	31,509
Net income applicable to common stockholders(1)(2)	193,473	155,527	72,539	190,875	29,997
Net income applicable to common stockholders per basic common share(1)(2)	4.92	4.13	1.88	4.87	0.78
Net income applicable to common stockholders per diluted share(1)(2)	3.98	3.42	1.68	4.21	0.76
Total assets	1,343,977	1,350,856	1,105,648	754,028	542,082
Long-term obligations, minority interest and redeemable preferred stock(3)	459,928	646,702	656,420	313,942	268,562
Total liabilities	613,595	754,713	721,136	347,828	325,155
Total stockholders’ equity	730,382	579,107	348,556	369,071	199,143

(1)   The Company recorded a $55.4 million expense related to a litigation settlement in 2007.

(2)   The Company recorded income tax benefits in the years ended December 31, 2007, 2006 and 2005, amounting to $47.9 million, $28.1 million and $170.5 million, respectively, resulting from a reversal of a portion of the valuation allowance on its deferred tax assets.

(3)   Includes convertible debt which is classified as a current liability as of December 31, 2008 and 2007.

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

Overview

General.  We are a leading online travel company that offers our customers a broad range of travel services, including hotel rooms, car rentals, airline tickets, vacation packages, cruises and destination services.  In the United States, we offer our customers a unique choice: the ability to purchase travel services in a traditional, price-disclosed manner or the opportunity to use our unique Name Your Own Price® service, which allows our customers to make offers for travel services at discounted prices.  Internationally, we offer our customers hotel room reservations in 75 countries and 27 languages.

We launched our business in the United States in 1998 under the priceline.com brand and have since expanded our operations to include, among others, the brands Booking.com and Active Hotels in Europe and Agoda in Asia.  Our principal goal is to be the leading worldwide online hotel reservation service.  At present, we derive substantially all of our revenues from the following sources:

•                              Transaction revenues from our Name Your Own Price® hotel room, rental car and airline ticket services, as well as our vacation packages service;

•                              Commissions earned from the sale of price-disclosed hotel rooms, rental cars, cruises and other travel services;

•                              Customer processing fees charged in connection with the sale of both Name Your Own Price® and price-disclosed hotel rooms and Name Your Own Price® airline tickets and rental car services.  We eliminated processing fees for our price-disclosed airline ticket service in June 2007;

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

Over the last several years, our business has transitioned from one driven primarily by domestic results to one driven primarily by international results.  Prior to 2004, substantially all of our revenues were generated within the United States.  In September 2004, we acquired Booking.com Limited, a U.K.-based online hotel service; in July 2005, we acquired Booking.com B.V., a Netherlands-based online hotel service (together with Booking.com Limited, “Booking.com”); and in November 2007, we acquired priceline.com Mauritius Company Limited (formerly known as the Agoda Company, Ltd.), an online hotel service with operations in Singapore and Thailand (“Agoda”).  During the year ended December 31, 2008, our international business — the significant majority of which is currently generated by our European operations — represented approximately 58.4% of our gross bookings (an operating and statistical metric referring to the total dollar value, inclusive of all taxes and fees, of all travel services purchased by our customers), and contributed more than two-thirds of our consolidated operating income.  Given that our international business is primarily comprised of hotel reservation services, revenue earned in connection with the reservation of hotel room nights has come to represent a substantial majority of our gross profit.

Worldwide recession is negatively affecting the broad travel market and, as a result, our business.  Most recently, global economic and financial market conditions have worsened markedly, creating uncertainty for consumers and pressuring consumer spending on travel.  For example, hotel operators have recently reported significant decreases in occupancy rates (a common metric that measures hotel customer usage) and average daily rates (“ADRs”) in both the United States and Europe.  We believe that the positive trends impacting our domestic and international business overshadowed these negative influences in 2008.  However, market conditions have worsened significantly recently, with particular deterioration in the fourth quarter 2008, and continuing into 2009. We believe worldwide recession and these weakening travel market trends, including, without limitation, decreased consumer demand, further deterioration in ADRs and increases in cancellations, have had a negative impact on our business, particularly in Europe, and will continue to have a negative impact in the near term.  We cannot predict the magnitude or duration of this worldwide recession, but our current limited visibility does not suggest any near-term improvement.

The hotel industry has recently experienced a significant decrease in occupancy rates and we have experienced slowing demand growth, an increase in reservation cancellation rates and declining ADRs — trends which have continued to deteriorate and for which we do not anticipate any near-term improvement.  While lower occupancy rates have historically resulted in hotel suppliers increasing their distribution of hotel rooms through third-party intermediaries such as us, our remuneration for hotel transactions changes proportionately with room price, and therefore, lower ADRs generally have a negative effect on our hotel business and a negative effect on our gross profit.

We believe the current worldwide recession and lower ADRs are also responsible for the increase in the number of hotel cancellations, particularly at our international operations.  Our international operations distribute hotel rooms primarily through an agency model where reservations are generally cancellable, as opposed to merchant models operated by us (principally in the U.S.) and our competition and through which reservations are generally not cancellable without penalty.  As ADRs decline, customers who have existing reservations may cancel those reservations and rebook at a lower rate, and in times of economic stress, travelers are more likely to cancel their vacation plans outright.  While decreasing ADRs and a worldwide recession make it relatively more attractive for consumers to make a cancellable agency reservation than a pre-paid reservation, our agency business will likely have higher cancellation rates compared to companies who offer predominantly merchant model hotel rooms.

International Trends.  The size of the travel market outside of the United States is substantially greater than that within the United States.  Historically, Internet adoption rates and e-commerce adoption rates of international consumers have trailed those of the United States.  However, international consumers are rapidly moving to online means for purchasing travel.  Accordingly, recent international online travel growth rates have substantially exceeded, and are expected to continue to exceed, the growth rates within the United States.  In addition, the base of hotel suppliers in Europe is particularly fragmented compared to that in the United States, where the hotel market is dominated by large hotel chains.  We believe online reservation systems like ours may be more appealing to small chains and independent hotels more commonly found outside of the United States.  We believe these trends have enabled us to become the top online hotel service provider in Europe, and will allow us to successfully expand our service offerings internationally beyond Europe.

As our international operations have become significant contributors to our results and international hotel bookings have become of increased importance to our earnings, we have seen, and expect to continue to see, changes in certain of our operating expenses and other financial metrics.  For example, because our international operations utilize online affiliate and search marketing as the principal means of generating traffic to their websites, our online advertising expense has increased significantly since our acquisition of those companies, a trend we expect to continue in 2009 and beyond.  In addition, and as discussed in more detail below, since the acquisitions of Booking.com, we have seen the effects of seasonal fluctuations on our operating results change as a result of different revenue recognition policies that apply to our price-disclosed services (including our international hotel service) as compared to our Name Your Own Price® services.

Another impact of the growing importance that our international operations represent to our business is our increased exposure to foreign currency exchange risk.  Because we are conducting a significant and growing portion of our business outside the United States and are reporting our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates as the financial results of our international operations are translated from local currency (principally the Euro and the British Pound Sterling) into U.S. dollars upon consolidation.  Our international operations contributed approximately $619.8 million to our revenues for the year ended December 31, 2008, which compares to $372.6 million for the year ended December 31, 2007.  Approximately $11.3 million of this increase is due to fluctuations in currency exchange rates.  As a result, our year-over-year revenue growth in the year ended December 31, 2008, was approximately 63.3% on a local currency basis compared to approximately 66.4% after giving effect to currency fluctuations.  The U.S. dollar has generally weakened since we acquired Booking.com B.V. in July 2005, and as a result, the year over year growth rates in our international results, when reported in U.S. dollars, have been positively impacted by changes in foreign exchange rates.  However, the U.S. dollar has recently strengthened significantly against the Euro and the British Pound Sterling, which results in decreased net assets, revenues, operating expenses, and net income, and in October 2008, for the first time since our acquisition of Booking.com B.V., the foreign exchange impact was negative rather than positive.  Accordingly, it will become increasingly difficult for us to grow our gross bookings, revenues and earnings on a U.S. dollar-denominated basis during 2009 and beyond if the U.S. dollar continues to strengthen.  If the U.S. dollar weakens against the local currency, the translation of our foreign-currency-denominated balances will result in increased net assets, gross bookings, revenues, operating expenses, and net income.  The impact of short-term currency fluctuations on our income for the year ended December 31, 2008 was minimized by certain derivatives we held.  As of December 31, 2008, derivatives with a notional value of 25.0 million Euros were outstanding.  As of December 31, 2007, derivatives with notional values of 16.0 million Euros and 3.7 million British Pounds Sterling were outstanding.  Furthermore, our derivative instruments are not designed to hedge against currency fluctuation that could impact our foreign currency denominated gross bookings.

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

In addition, recent decreases in domestic airline capacity and the emerging prospect of industry consolidation, as evidenced by the recent merger agreement between Delta Air Lines and Northwest Airlines, could further reduce the amount of airline tickets available to us.  Furthermore, we have recently observed a sharp decline in passenger traffic and airfares across the airline industry, and we believe the airlines are experiencing significant year-over-year declines in yield, all of which we believe is principally due to the worldwide recession.  Decreases in capacity and lower traveler demand negatively impact our domestic air business, which in turn has negative repercussions on our domestic hotel and rental car businesses.  In addition, the current worldwide recession is partially responsible for a change in the arrangements between rental car companies and automobile manufacturers.  Where manufacturers have historically supplied cars to rental car companies under a lease or another arrangement whereby the manufacturer would buy the car back when it is taken out of the fleet, manufacturers have begun to require the rental car companies to purchase the cars for their fleets, which shifts the burden of risk of selling the car to the rental car company.  Because of the worldwide recession, rental car companies have struggled to sell such cars, and as a result, they are faced with excess supply.  This, along with an intensely competitive environment, leads to lower retail rental car rates, which in turn, are beneficial to

our retail rental car business, but detrimental to our Name Your Own Price® business.    Notwithstanding these trends, we continue to believe that the market for domestic online travel services is an attractive market with continued opportunity for growth.

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

We believe that our success will depend in large part on our ability to maintain profitability, primarily from our hotel business, to continue to promote the priceline.com brand in the United States, the Booking.com brand internationally, the Agoda brand in Asia and, over time, to offer other travel services and further expand into other international markets. Factors beyond our control, such as worldwide recession, terrorist attacks, political instability, regional hostilities, increases in fuel prices, imposition of taxes or surcharges by regulatory authorities, travel related accidents, travel related health concerns, unusual weather patterns, including natural disasters such as hurricanes, tsunamis or earthquakes; or the withdrawal from our system of a major hotel supplier or airline, could adversely affect our business and results of operations and impair our ability to effectively implement all or some of the initiatives described above.  For example, recent civil unrest during the peak booking season in Thailand, a key market for our Agoda business, negatively impacted booking volumes and future civil or political unrest would further disrupt Agoda’s business.  We intend to continue to invest in marketing and promotion, technology and personnel within parameters consistent with attempts to improve operating results.  We also intend to broaden the scope of our business, and to that end, we explore strategic alternatives from time to time in the form of, among other things, mergers and acquisitions. Our goal is to improve volume and sustain gross margins in an effort to maintain profitability. The uncertain environment described above makes the prediction of future results of operations difficult, and accordingly, we cannot provide assurance that we will sustain revenue growth and profitability.

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

•                  Deferred Tax Valuation Allowance.  As required by SFAS No. 109, “Accounting for Income Taxes,” we periodically evaluate the likelihood of the realization of deferred tax assets, and reduce the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent cumulative earnings experience by taxing jurisdiction, expectations of future income, the carryforward periods available to us for tax reporting purposes, and other relevant factors.  Based upon management’s assessment of positive and negative evidence, we recorded non-cash tax benefits in 2007 and 2006 of $47.9 million and $28.1 million, respectively, resulting from a reversal of a portion of our valuation allowance on our deferred tax assets.  Despite robust growth in the Company’s domestic earnings during 2008, the valuation allowance has not been reduced due to inherent uncertainty and the likely negative potential impact the worldwide recession will have on our future operating results and future realization of our deferred tax assets.

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

•                  Accounting for State and Local “Hotel Occupancy” Taxes.  As discussed in Note 18 to our Consolidated Financial Statements, several jurisdictions have initiated lawsuits against many on-line travel companies, including us, alleging among other things, that sales or hotel occupancy tax is applicable to the differential between the price paid by a customer for our service and the cost of the underlying room. In addition, a number of jurisdictions have initiated audit proceedings against us purportedly to determine whether taxes are owed on this differential or issued assessments claiming that we owe tax on this differential for prior periods.  Additional state and local jurisdictions could assert that we are subject to sales or hotel occupancy taxes on this differential and could seek to collect such taxes, either retroactively or prospectively, or both. Historically, we have not collected taxes on this differential. To the extent that any tax authority succeeds in asserting that a tax collection responsibility applies to transactions conducted through the priceline.com service, we might have additional tax exposures. We accrue for legal contingencies where it is probable that a loss has occurred and the amount can be reasonably estimated.

•                  Allowance for Doubtful Accounts.  Because we act as merchant of record in the majority of our transactions, we may be held liable for accepting fraudulent credit cards on our website as well as other payment disputes with our customers. Additionally, we are also held liable for accepting fraudulent credit cards in certain retail transactions when we do not act as merchant of record. Accordingly, we calculate and record an allowance for the resulting credit card charge-backs. In addition, in connection with hotel agency transactions, we provide an allowance for doubtful accounts based on past experience, current trends and the age of commissions receivable.

•                  Valuation of Goodwill.  We have recorded goodwill related to businesses we have acquired including Booking.com B.V., Booking.com Limited, Travelweb, Agoda and priceline.com europe Ltd. Goodwill is reviewed at least annually for impairment using appropriate valuation techniques.  In the event that future circumstances indicate that any portion of our goodwill is impaired, an impairment charge would be recorded.

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

Recent Accounting Pronouncements — On January 1, 2008, we adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The adoption of SFAS 157 did not have a material impact on our Consolidated Financial Statements.  See Note 7 to our Consolidated Financial Statements for more information regarding fair value measurements.

In February 2008, the FASB issued FASB Staff Position No. SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”).  FSP FAS 157-2 defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008.  We do not expect a material impact on our Consolidated Financial Statements for adoption of this Statement for nonfinancial assets and nonfinancial liabilities.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133” (“SFAS 161”).  SFAS 161 provides new disclosure requirements for an entity’s derivative and hedging activities.  SFAS 161 is effective for periods beginning after November 15, 2008.  We will comply with the expanded reporting requirements beginning in the first quarter of 2009.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”).  In determining the useful life of acquired intangible assets, FSP FAS 142-3 removes the requirement to consider whether an intangible asset can be renewed without substantial cost of material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives.  The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and may impact any intangible assets we acquire in future transactions.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”).  FSP APB 14-1 requires cash settled convertible debt, such as our convertible senior notes, to be separated into debt and equity components at issuance and a value to be assigned to each.  The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar bond without the conversion feature.  The difference between the bond cash proceeds and this estimated fair value, representing the value assigned to the equity component, is recorded as a debt discount and amortized to interest expense over the life of the bond.  In addition, if our convertible debt is redeemed or converted prior to maturity and the fair value of the debt component immediately prior to extinguishment is different from the carrying value, it will result in a gain or loss on extinguishment.  Although FSP APB 14-1 will have no impact on our actual past or future cash flows, it will require us to record a significant amount of non-cash interest expense as the debt discount is amortized and will result in gains or losses on extinguishment that would not have occurred under previous GAAP.  FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and must be applied on a retrospective basis.  Accordingly, commencing with the filing of our Quarterly Report on Form 10-Q for the three months ended March 31, 2009, our historical financial statements will be adjusted to give effect to FSP APB 14-1.  We estimate that the adoption of FSP APB 14-1 will increase non-cash interest expense for the years ended December 31, 2008, 2007 and 2006 by approximately $26 million ($16 million net of tax), $28 million ($17 million net of tax),  and $6 million ($3.6 million net of tax), respectively.  The estimated impact to fiscal year 2009 non-cash interest expense is expected to be an increase of approximately $21 million ($13 million net of tax), excluding the impact of future debt conversions, if any.  The Company estimates that adoption of FSP APB 14-1 will also result in a gain on extinguishment of debt of approximately $5 million ($3 million net of tax) for the year ended December 31, 2008.

In May 2008, the FASB issued SFAS No.162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. generally accepted accounting principles.  SFAS 162 is effective November 15, 2008.  The adoption of the Statement did not result in a change in our current practices.

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”).  This Issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock.   EITF 07-5 will be effective for years beginning after December 15, 2008.  We do not expect a material impact to the financial statements for adoption of this EITF.

In November 2008, the Emerging Issues Task Force reached consensus on EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets” (“EITF 08-7”).  A defensive asset is an acquired intangible asset where the acquirer has no intention of using, or intends to discontinue use of, the intangible asset but holds it to prevent competitors from obtaining any benefit from it.  The acquired defensive asset will be treated as a separate unit of accounting and the useful life assigned will be based on the period during which the asset would diminish in value.  The consensus is effective in fiscal years beginning on or after December 15, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  The standard required unrealized gains and losses to be included in earnings for items reported using the fair value option.  SFAS 159 permitted companies to choose to measure many financial instruments and certain other items at fair value.  SFAS 159 was effective for financial statements issued for fiscal years beginning after November 15, 2007.  We did not elect the fair value option described in SFAS 159 for financial instruments and certain other items.

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date.  Subsequent changes to the estimated fair value of contingent consideration will be reflected in earnings until the contingency is settled.  SFAS 141(R) also requires acquisition-related costs and restructuring costs to be expensed as incurred rather than treated as part of the purchase price.  The adoption of SFAS 141(R) will change our accounting treatment for business combinations on a prospective basis beginning January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”).  SFAS 160 changes the accounting and reporting for minority interests, which will be characterized as non-controlling interests and classified as a component of equity.  SFAS 160 is effective for us on a prospective basis in the first quarter of fiscal year 2009, except for presentation and disclosure requirements that will be applied retrospectively.

Results of Operations

Year Ended December 31, 2008 compared to Year Ended December 31, 2007

Operating and Statistical Metrics

Our financial results are driven by certain operating metrics that encompass the booking activity generated by our travel services.  Specifically, reservations of hotel room nights, rental car days and airline tickets capture the volume of units purchased by our customers.  Gross bookings is an operating and statistical metric that captures the total dollar value inclusive of taxes and fees of all travel services booked by our customers, and is widely used in the travel business.  International gross bookings reflect gross bookings generated principally by websites owned by, operated by, or dedicated to providing gross bookings for our international brands and operations, and domestic gross bookings reflect gross bookings generated principally by websites owned by, operated by, or dedicated to providing gross bookings by our domestic operations, in each case without regard to the location of the travel or the customer purchasing the travel.

Gross bookings resulting from hotel room nights, rental car days and airline tickets sold through our domestic and international operations for the years ended December 31, 2008 and 2007 were as follows (numbers may not total due to rounding):

	Year Ended December 31,
	2008	2007	Change

Domestic	$3.082 billion	$2.154 billion	43.0%
International	4.318 billion	2.675 billion	61.4%
Total	$7.400 billion	$4.829 billion	53.2%

Gross bookings resulting from hotel room nights, rental car days and airline tickets sold through our agency and merchant models for the years ended December 31, 2008 and 2007 were as follows (numbers may not total due to rounding):

	Year Ended December 31,
	2008	2007	Change

Agency	$5.739 billion	$3.585 billion	60.1%
Merchant	1.662 billion	1.244 billion	33.5%
Total	$7.400 billion	$4.829 billion	53.2%

Gross bookings increased by 53.2% for the year ended December 31, 2008, compared to the same period in 2007.  The increase was primarily attributable to 61.4% growth in our international gross bookings, virtually all of which relates to retail hotel room night sales (including the $316 million favorable impact of foreign currency exchange rates).  Domestic gross bookings increased by 43.0%, primarily due to growth in the sale of price-disclosed airline tickets (due in part to the elimination of booking fees in June of 2007), Name Your Own Price® hotel room nights, merchant price-disclosed hotel room nights and Name Your Own Price® airline tickets.

Agency gross bookings increased 60.1% for the year ended December 31, 2008, compared to the same period in 2007, due to growth in Booking.com hotel operations and in the sale of price-disclosed airline tickets due in part to the elimination of booking fees in June of 2007.  Merchant gross bookings increased 33.5% for the year ended December 31, 2008, compared to the same period in 2007, due to an increase in the sale of Name Your Own Price® hotel room nights, the inclusion of room nights sold by Agoda, which we acquired in November 2007, domestic merchant price-disclosed hotel room nights and Name Your Own Price® airline tickets.  Agoda gross bookings amounted to $118.7 million for the year ended December 31, 2008.

Year Ended	Hotel Room Nights	Rental Car Days	Airline Tickets

December 31, 2008	40.8 million	10.0 million	4.9 million

December 31, 2007	27.8 million	8.6 million	2.9 million

Hotel room nights sold increased by 46.9% for the year ended December 31, 2008, over the same period in 2007, primarily due to an increase in the sale of Booking.com agency room nights, an increase in the sale of Name Your Own Price® room nights, the inclusion of merchant room nights sold by Agoda, which we acquired in November 2007, and an increase in the sale of domestic, price-disclosed room nights.

Rental car days sold increased by 15.8% for the year ended December 31, 2008, over the same period in 2007, due to increases in sales of both our price-disclosed and Name Your Own Price® rental car services.

Airline tickets sold increased by 65.3% for the year ended December 31, 2008, over the same period in 2007, due primarily to an increase in the sale of price-disclosed airline tickets due in part to our elimination of processing fees in June 2007 and increased marketing support.

Revenues

•                  Merchant revenues are derived from transactions where we are the merchant of record and, among other things, select suppliers and determine the price we will accept from the customer.  Merchant revenues include (1) transaction revenues representing the selling price of Name Your Own Price® hotel rooms, rental cars and airline tickets and price-disclosed vacation packages; (2) transaction revenues representing the amount charged to a customer, less the amount charged by suppliers in connection with the hotel rooms provided through our merchant price-disclosed hotel service; (3) customer processing fees charged in connection with the sale of Name Your Own Price® airline tickets, hotel rooms and rental cars and merchant price-disclosed hotels; and (4) ancillary fees, including GDS reservation booking fees related to certain of the services listed above.

•                  Agency revenues are derived from travel related transactions where we are not the merchant of record and where the prices of our services are determined by third parties. Agency revenues include travel commissions, customer processing fees and GDS reservation booking fees related to certain of the services listed above and are reported at the net amounts received, without any associated cost of revenue. In June 2007, we eliminated processing fees on the priceline.com price-disclosed airline ticket service.

•                  Other revenues are derived primarily from advertising on our websites.

We continue to experience a shift in the mix of our travel business from a business historically focused exclusively on the sale of domestic point-of-sale travel services to a business that includes significant sales of international point-of-sale hotel services, a significant majority of which are currently generated in Europe.  Because our domestic services include merchant Name Your Own Price® travel services, which are reported on a “gross” basis, while both our domestic and international retail travel services are primarily recorded on a “net” basis, revenue increases and decreases are impacted by changes in the mix of the sale of merchant and retail travel services and, consequently, gross profit has become an increasingly important measure of evaluating growth in our business.  Our international operations contributed approximately $619.8 million to our revenues for the year ended December 31, 2008, which compares to $372.6 million for the same period in 2007.  Approximately $11.3 million of this increase is due to favorable fluctuations in currency exchange rates.  Agoda, which we acquired in November 2007, accounted for approximately $17.0 million of the revenue attributable to our international operations for the year ended December 31, 2008.

	Year Ended December 31,
	($000)
	2008	2007	Change

Merchant Revenues	$1,218,162	$1,002,824	21.5%
Agency Revenues	648,792	398,246	62.9%
Other Revenues	17,852	8,339	114.1%
Total Revenues	$1,884,806	$1,409,409	33.7%

Merchant Revenues

Merchant revenues for the year ended December 31, 2008 increased 21.5% compared to the same period in 2007, primarily due to an increase in the sale of Name Your Own Price® hotel room nights and airline tickets and the inclusion of revenues generated by Agoda, which we acquired in November 2007.  In addition, in the year ended December 31, 2007, merchant revenues were positively impacted by an excise tax refund of $18.6 million (see Note 18 to our Consolidated Financial Statements).  Our

international operations contributed approximately $21.3 million to our merchant revenues for the year ended December 31, 2008, which compares to $5.6 million for the same period in 2007.  Agoda contributed approximately $17.0 million of the merchant revenue attributable to our international operations for the year ended December 31, 2008.

Agency Revenues

Agency revenues for the year ended December 31, 2008 increased 62.9% compared to the same period in 2007, primarily as a result of growth in our international operations, which contributed approximately $598 million of agency revenue for the year ended December 31, 2008, and approximately $367 million of agency revenue for the year ended December 31, 2007. Approximately $11.7 million of this increase is due to favorable fluctuations in currency exchange rates.

Other Revenues

Other revenues during the year ended December 31, 2008 consisted primarily of advertising revenues.  Other revenues for the year ended December 31, 2008 increased 114.1%, compared to the same period in 2007, primarily as a result of higher online advertising revenues due primarily to new advertising partner relationships added during 2007, increased traffic due in part to the elimination of booking fees on price-disclosed airline tickets in June 2007, and the inclusion of revenue generated by an online advertising company acquired in December 2007.

Cost of Revenues and Gross Profit

	Year Ended December 31,
	($000)
	2008	2007	Change

Cost of Revenues	$928,835	$769,997	20.6%
% of Revenues	49.3%	54.6%

Cost of Revenues

For the year ended December 31, 2008, cost of revenues consisted primarily of: (1) the cost of Name Your Own Price® hotel rooms from our suppliers, net of applicable taxes, (2) the cost of Name Your Own Price® airline tickets from our suppliers, net of the federal air transportation tax, segment fees and passenger facility charges imposed in connection with the sale of airline tickets; and (3) the cost of Name Your Own Price® rental cars from our suppliers, net of applicable taxes.  Cost of revenues for the year ended December 31, 2008 increased by 20.6%, compared to the same period in 2007, due primarily to the increase in merchant revenue discussed above.  Merchant price-disclosed hotel revenues in the U.S. and at Agoda are recorded in merchant revenues net of the amounts paid to suppliers and therefore, there is no associated cost of revenues for merchant price-disclosed hotel revenues.

Agency revenues are recorded at their net amount, which are amounts received less amounts paid to suppliers, if any, and therefore, there are no costs of agency revenues.

Gross Profit

	Year Ended December 31,
	($000)
	2008	2007	Change

Gross Profit	$955,971	$639,412	49.5%
Gross Margin	50.7%	45.4%

Total gross profit for the year ended December 31, 2008 increased by 49.5% compared to the same period in 2007, primarily as a result of increased revenue discussed above.  Total gross margin (gross profit expressed as a percentage of total revenue) increased during the year ended December 31, 2008, compared to the same period in 2007, because Name Your Own Price® transactions, whose revenues are recorded “gross” with a corresponding cost of revenue, represented a smaller percentage of transactions compared to retail, price-disclosed transactions which are primarily recorded “net” with no corresponding cost of revenues.  In the year ended December 31, 2007, gross profit and gross margin were also positively impacted by the $18.6 million excise tax refund recorded in merchant revenue in the year ended December 31, 2007 (see Note 18 to our Consolidated Financial Statements).  Because Name Your Own Price® transactions are reported “gross” and retail transactions are primarily recorded on a “net” basis, we believe that gross profit has become an increasingly important measure of evaluating growth in our business.  Our international operations accounted for approximately $616 million of our gross profit for the year ended December 31, 2008, which compares to $369.0 million for the same period in 2007.  Approximately $11.6 million of this increase is due to fluctuations in currency exchange rates.   Agoda, which we acquired in November 2007, accounted for approximately $17.0 million of the gross profit attributable to our international operations for the year ended December 31, 2008.

Operating Expenses

Advertising

	Year Ended December 31,
	($000)
	2008	2007	Change
Offline Advertising	$38,032	$35,963	5.8%
% of Total Gross Profit	4.0%	5.6%
Online Advertising	270,713	172,676	56.8%
% of Total Gross Profit	28.3%	27.0%

Offline advertising expenses consist primarily of: (1) the expenses associated with domestic television, print and radio advertising; and (2) the cost for creative talent, production costs and agency fees for television, radio and print advertising.  For the year ended December 31, 2008, offline advertising expenses were higher than in the same period in 2007 primarily as a result of increased costs related to creative talent, television production and increased print and radio advertising, partially offset by decreased television advertising during the period.  Online advertising expenses primarily consist of the costs of (1) search engine keyword purchases; (2) affiliate programs; (3) banner and pop-up advertisements; and (4) e-mail campaigns.  For the year ended December 31, 2008, online advertising expenses increased over the same period in 2007, primarily due to an increase in online advertising expenses to support significantly increased price-disclosed agency hotel room nights booked by

Booking.com as well as increased U.S. travel bookings.  The increase also reflects the inclusion of online advertising expenses related to price-disclosed merchant hotel room nights booked through Agoda, which we acquired in November 2007.  Both Booking.com and Agoda rely primarily on online advertising, in particular keyword purchases and payments to affiliate advertisers, to support their businesses.

Sales and Marketing

	Year Ended December 31,
	($000)
	2008	2007	Change
Sales and Marketing	$77,948	$47,158	65.3%
% of Total Gross Profit	8.2%	7.4%

Sales and marketing expenses consist primarily of (1) credit card processing fees associated with merchant transactions; (2) fees paid to third-party service providers that operate the call centers for our priceline.com business; (3) provisions for credit card chargebacks; and (4) provisions for bad debt primarily related to agency hotel commission receivables.  For the year ended December 31, 2008, sales and marketing expenses, which are substantially variable in nature, increased over the same period in 2007, primarily due to (1) increased gross booking volumes; (2) increased bad debt provision due to slower payment of agency commissions by hotels and to reflect the potential for increased losses resulting from the worldwide recession and the related impact on the financial health of our hotel partners; (3) increased credit card chargeback activity (including chargeback activity aggregating approximately $1.5 million in the first six months of 2008 associated with the bankruptcies of two of our airline suppliers); and (4) the inclusion of sales and marketing expenses related to Agoda, which we acquired in November 2007 and which has experienced higher customer chargeback activity than our other merchant services.

Personnel

	Year Ended December 31,
	($000)
	2008	2007	Change
Personnel	$163,785	$102,992	59.0%
% of Total Gross Profit	17.1%	16.1%

Personnel expenses consist of compensation to our personnel, including salaries, bonuses, taxes, employee health benefits and stock-based compensation. For the year ended December 31, 2008, personnel expenses increased over the same period in 2007, primarily due to increased stock-based compensation expense, personnel expenses associated with head count growth of Booking.com, the acquisition of Agoda in November 2007, and increased employee performance bonus expense.  Stock-based compensation expense was approximately $40.5 million for the year ended December 31, 2008 and $16.3 million, for the year ended December 31, 2007.  Stock-based compensation expense increased over the year ended December 31, 2008, as compared to the same period in 2007, due to headcount increases, higher stock prices at grant date and increases in the estimated probable number of shares to be issued upon completion of specified performance periods for our performance-based grants (see Note 4 to our Consolidated Financial Statements).

General and Administrative

	Year Ended December 31,
	($000)
	2008	2007	Change
General and Administrative	$55,267	$91,837	(39.8)%
% of Total Gross Profit	5.8%	14.4%

General and administrative expenses consist primarily of: (1) fees for outside professionals, including litigation expenses; (2) occupancy expenses; and (3) personnel related expenses such as recruiting, training and travel expenses. General and administrative expenses decreased during the year ended December 31, 2008, over the same period in 2007, due to a $55.4 million expense related to a litigation settlement in 2007.  Excluding the litigation settlement, general and administrative expenses increased during the year ended December 31, 2008, over the same period during 2007, due to additional fees for outside professionals, including litigation expenses and expenses related to the evaluation of acquisition opportunities, increased occupancy expenses associated with new Booking.com offices, and the inclusion of general and administrative expenses related to Agoda, which we acquired in November 2007.

Information Technology

	Year Ended December 31,
	($000)
	2008	2007	Change
Information Technology	$17,956	$13,779	30.3%
% of Total Gross Profit	1.9%	2.2%

Information technology expenses consist primarily of: (1) system maintenance and software license fees; (2) outsourced data center costs relating to our domestic and international data centers; (3) data communications and other expenses associated with operating our Internet sites; and (4) payments to outside consultants. For the year ended December 31, 2008, the increase in information technology expenses compared to the same period in 2007 was primarily associated with the growth of Booking.com, and the inclusion of Agoda, which we acquired in November 2007.

Depreciation and Amortization

	Year Ended December 31,
	($000)
	2008	2007	Change
Depreciation and Amortization	$42,796	$37,072	15.4%
% of Total Gross Profit	4.5%	5.8%

Depreciation and amortization expenses consist of:  (1) amortization of intangible assets with determinable lives; (2) amortization of internally developed and purchased software, (3) depreciation of computer equipment; and (4) depreciation of leasehold improvements, office equipment and furniture and fixtures.  For the year ended December 31, 2008, depreciation and amortization expense increased from the same period in 2007, primarily as a result of increased amortization of intangible assets with determinable lives, depreciation and amortization related to investment increases in Booking.com, and the inclusion of depreciation and amortization related to Agoda, which we acquired in November 2007.

Other Income (Expense)

	Year Ended December 31,
	($000)
	2008	2007	Change
Interest Income	$11,660	$25,776	(54.8)%
Interest Expense	(9,375)	(10,412)	(10.0)%
Foreign Currency Transactions and Other	3,810	(3,276)	(216.3)%
Total	$6,095	$12,088	(49.6)%

For the year ended December 31, 2008, interest income on cash and marketable securities decreased over the same period in 2007, due to lower prevailing interest rates and investments in higher quality, lower yielding securities.  In addition, interest income for the year ended December 31, 2007 included approximately $3.3 million of interest received on our excise tax refund.  Interest expense decreased for the year ended December 31, 2008, as compared to the same period in 2007 due primarily to the conversion of approximately $176.9 million principal amount of convertible notes.  We estimate that the adoption of FSP APB 14-1 will increase non-cash interest expense for 2009 by $21 million (see Note 2 to our Consolidated Financial Statements).  Foreign exchange gains of $4.3 million and losses of $3.3 million for the years ended December 31, 2008 and 2007, respectively, were recorded in “Foreign currency transactions and other,” and were principally related to foreign exchange derivative contracts.  In addition, “Foreign currency transactions and other” includes a loss in the amount of $0.8 million recorded during the year ended December 31, 2008 to reflect an other-than-temporary impairment in the value of a corporate note included in long-term investments.

Income Taxes

	Year Ended December 31,
	($000)
	2008	2007	Change
Income Tax (Expense) Benefit	$(98,408)	$12,059	(916.1)%

The provision for income taxes includes U.S. and international income taxes determined using an estimate of our annual effective tax rate.  Income tax benefit for the year ended December 31, 2007 includes non-cash tax benefits of (1) $47.9 million, resulting from the reversal of a portion of the valuation allowance on our domestic deferred tax assets and (2) $3.6 million resulting from the recognition of foreign capital allowance carryforwards.  In addition, our effective tax rate differs from the expected tax provision at the U.S. statutory tax rate of 35% principally due to lower foreign tax rates and the foreign tax benefit of interest expense on intercompany debt, partially offset by state income taxes and certain non-deductible stock-based compensation expense.  Due to our significant net operating loss carryforwards, we do not expect to pay significant cash taxes on our U.S. federal taxable income for the foreseeable future.  We expect to make cash payments for international income taxes, U.S. alternative minimum tax and certain U.S. state income taxes. Despite robust growth in the Company’s domestic earnings during 2008, the valuation allowance has not been reduced due to inherent uncertainty and the likely negative potential impact the current worldwide recession will have on our future operating results and future realization of our deferred tax assets.

Equity in Loss of Investees and Minority Interests

	Year Ended December 31,
	($000)
	2008	2007	Change
Equity in Loss of Investees and Minority Interests	$3,688	$5,000	(26.2)%

Equity in loss of investee and minority interests for the years ended December 31, 2008 and 2007, represented (1) minority interests associated with the ownership of priceline.com International that was held by former shareholders of Booking.com B.V. and Booking.com Limited, including certain European-based managers of that business; and (2) equity in loss of investee, comprised of our pro rata share of pricelinemortgage.com’s net results.  The change versus the prior year was primarily due to a reduction in the minority interest held by former shareholders of priceline.com International, partially offset by an increase in the earnings of priceline.com International.  In September 2008, we repurchased all of the remaining outstanding shares of priceline.com International and, as a result, there is no longer any minority interest in priceline.com International.

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

Gross bookings resulting from airline tickets, hotel room nights and rental car days sold through our domestic and international operations in 2007 and 2006 were as follows:

	Year Ended December 31,
	2007	2006	Change

Domestic	$2.154 billion	$1.973 billion	9.2%
International	2.675 billion	1.347 billion	98.6%
Total	$4.829 billion	$3.320 billion	45.5%

Gross bookings resulting from airline tickets, hotel room nights and rental car days sold through our agency and merchant models in 2007 and 2006 were as follows:

	Year Ended December 31,
	2007	2006	Change

Agency	$3.585 billion	$2.182 billion	64.4%
Merchant	1.244 billion	1.138 billion	9.3%
Total	$4.829 billion	$3.320 billion	45.5%

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

Agency gross bookings increased 64.4% for the year ended December 31, 2007, due to growth in our international hotel operations and in the sale of retail airline tickets due to the elimination of booking fees in June 2007.  Merchant gross bookings increased 9.3% for the year ended December 31, 2007, due to an increase n the sale of Name Your Own Price® hotel room nights and an increase in the sale of Name Your Own Price® rental car days, partially offset by a decrease in the sale of Name Your Own Price® airline tickets.

Year Ended	Hotel Room Nights	Rental Car Days	Airline Tickets

December 31, 2007	27.8 million	8.6 million	2.9 million

December 31, 2006	18.7 million	7.5 million	2.8 million

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

Revenues

•                  Merchant revenues are derived from transactions where we are the merchant of record and, among other things, select suppliers and determine the price we will accept from the customer.  Merchant revenues include (1) transaction revenues representing the selling price of Name Your Own Price® airline tickets, hotel rooms, rental cars and price-disclosed vacation packages; (2) transaction revenues representing the amount charged to a customer, less the amount charged by suppliers in connection with the hotel rooms provided through our merchant price-disclosed hotel service; (3) customer processing fees charged in connection with the sale of Name Your Own Price® airline tickets, hotel rooms and rental cars and merchant price-disclosed hotels; and (4) ancillary fees, including GDS reservation booking fees related to certain of the services listed above.

•                  Agency revenues are derived from travel related transactions where we are not the merchant of record and where the prices of our services are determined by third parties. Agency revenues include travel commissions, customer processing fees and GDS reservation booking fees related to certain of the services listed above and are reported at the net amounts received, without any associated cost of revenue. In June 2007, we eliminated processing fees on the priceline.com price-disclosed airline ticket service.

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

Merchant Revenues

Merchant revenues for the year ended December 31, 2007 increased 10.9% compared to the same period in 2006, primarily due to an increase in the sale of Name Your Own Price® and merchant price-disclosed hotel room nights and Name Your Own Price® rental car days, partially offset by a decrease in the sale of Name Your Own Price® airline tickets.  In addition, as more fully discussed in Note 18 to our Consolidated Financial Statements, we recorded excise tax refunds of $18.6 million in merchant revenues in the year ended December 31, 2007.

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

Cost of Revenues

For the year ended December 31, 2007, cost of revenues consisted primarily of: (1) the cost of opaque hotel rooms from our suppliers, net of applicable taxes, (2) the cost of opaque airline tickets from our suppliers, net of the federal air transportation tax, segment fees and passenger facility charges imposed in connection with the sale of airline tickets; and (3) the cost of opaque rental cars from our suppliers, net of applicable taxes.  Cost of revenues for the year ended December 31, 2007 increased 6.6%, compared to the same period in 2006, due primarily to the increase in merchant revenue discussed above.  Merchant price-disclosed hotel revenues are recorded at their net amounts, which are amounts received less amounts paid to suppliers and therefore, there are no associated costs of merchant price-disclosed hotel revenues.

Gross Profit

	Year Ended December 31,
	($000)
	2007	2006	Change

Gross Profit	$639,412	$401,099	59.4%
Gross Margin	45.4%	35.7%

Total gross profit for the year ended December 31, 2007 increased by 59.4% compared to the same period in 2006, primarily as a result of increased revenue.  Total gross margin (gross profit expressed as a percentage of total revenue) increased during the year ended December 31, 2007, compared to the same period in 2006, because Name Your Own Price® transactions, whose revenues are recorded “gross” with a corresponding cost of revenue, represented a smaller percentage of transactions compared to retail, price-disclosed transactions which are primarily recorded “net” with no corresponding cost of revenues.  Gross profit and gross margin were also positively impacted by the $18.6 million excise tax refund recorded in merchant revenue in the year ended December 31, 2007 (see Note 18 to our Consolidated Financial Statements).  Because Name Your Own Price® transactions are reported “gross” and retail transactions are primarily recorded on a “net” basis, we believe that gross profit has become an increasingly important measure of evaluating growth in our business.

Operating Expenses

Advertising

	Year Ended December 31,
	($000)
	2007	2006	Change
Offline Advertising	$35,963	$31,831	13.0%
% of Total Gross Profit	5.6%	7.9%
Online Advertising	$172,676	$113,822	51.7%
% of Total Gross Profit	27.0%	28.4%

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

Sales and marketing expenses consist primarily of (1) credit card processing fees associated with merchant transactions; (2) fees paid to third-party service providers that operate our call centers for our priceline.com business; and (3) provisions for credit card chargebacks.  For the year ended December 31, 2007, sales and marketing expenses, which are substantially variable in nature, increased over the same period in 2006, primarily due to increased gross booking volumes.

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

General and administrative expenses consist primarily of: (1) fees for outside professionals, including litigation expenses; (2) occupancy expenses; and (3) personnel related expenses. General and administrative expenses increased during the year ended December 31, 2007, over the same period during 2006, due to (1) a $55.4 million expense related to our net cost of a litigation settlement, including related legal fees (see Note 18 to our Consolidated Financial Statements), (2) a $1.7 million one-time receipt of certain franchise tax credits in the third quarter 2006, (3) additional fees for outside professionals and expenses related to pending litigation, and (4) increased general and administrative expenses, particularly occupancy and personnel related expenses, associated with the growth of our international operations.

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

Other Income (Expense)

	Year Ended December 31,
	($000)
	2007	2006	Change
Interest Income	$25,776	$11,312	127.9%
Interest Expense	(10,412)	(7,060)	47.5%
Foreign Currency Transactions and Other	(3,276)	(606)	(540.6)%
Total	$12,088	$3,646	231.5%

For the year ended December 31, 2007, interest income on cash and marketable securities increased over the same period in 2006, primarily due to higher prevailing interest rates and significantly higher cash balances throughout 2007, and including approximately $3.3 million of interest received on our excise tax refund.  Interest expense increased for the year ended December 31, 2007 over the same period in 2006, due primarily to increased average debt balances in 2007, as well as an increase in prevailing interest rates on the variable portion of the interest rate swap agreement related to our 1% Convertible Senior Notes.  Foreign exchange losses of $3.3 million and $0.6 million for the years ended December 31, 2007 and 2006, respectively, were recorded in “Foreign currency transactions and other.”

Income Taxes

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

Equity in Loss of Investees and Minority Interests

	Year Ended December 31,
	($000)
	2007	2006	Change
Equity in Loss of Investees and Minority Interests	$5,000	$3,554	40.7%

Equity in loss of investees and minority interests for the years ended December 31, 2007 and 2006, represented (1) minority interests associated with the ownership of priceline.com International that is held by former shareholders of Booking.com B.V. and Booking.com Limited, including certain European-based managers of that business; and (2) equity in income (loss) of investees, principally comprised of our pro rata share of pricelinemortgage.com’s net results.  The change in equity in income of investees and minority interests versus the prior year was primarily due to an increase in the minority interest in the earnings of priceline.com International.  Also, the prior year includes a $1.1 million impairment charge to reduce the carrying value of our investment in pricelinemortgage.com to its estimated fair value.

Liquidity and Capital Resources

As of December 31, 2008, we had $463.4 million in cash, cash equivalents and short-term investments.  Approximately $181.6 million of our cash and cash equivalents and short-term investments are held by our international subsidiaries and are denominated primarily in Euros and, to a lesser extent, in British Pounds Sterling. Cash equivalents are primarily comprised of U.S. Treasury money market accounts and foreign government securities.  Short-term investments are primarily comprised of U.S. and foreign government securities, highly liquid, investment grade corporate debt instruments and certificates of deposit.

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

Net cash provided by operating activities for the year ended December 31, 2008 was $315.6 million, resulting from net income of $193.5 million, non-cash items not affecting cash flows of $133.1 million and partially offset by $11.0 million of changes in working capital.  The changes in working capital for the year ended December 31, 2008, were primarily related to a $48.0 million increase in accounts receivable, prepaid expenses and other current assets, partially offset by a $37.0 million increase in accounts payable, accrued expenses and other liabilities.  The increase in accounts receivable is primarily due to growth in revenues, partially offset by an increase in the allowance for doubtful accounts.  The increase in allowance for doubtful accounts results primarily from recently experienced slower payment of agency commissions by hotels and to reflect the potential for increased losses resulting from the worldwide recession and the related impact on the financial health of our hotel partners.  A majority of the increase in accounts payable, accrued expenses and other liabilities is related to increases in accrued affiliate commissions, deferred merchant bookings related to our merchant business and bonus accrual.  Non-cash items were primarily associated with deferred income taxes, stock-based compensation expense, depreciation and amortization, primarily related to intangible assets acquired in our acquisitions of Travelweb, Booking.com Limited, Booking.com B.V., and Agoda.  Net cash provided by operating activities for the year ended December 31, 2007, was $156.0 million, resulting from net income of $157.1 million and non-cash items not affecting cash flows of $18.9 million, partially offset by $19.9 million of changes in working capital.  Net income included $55.4 million paid to settle litigation and $21.9 million received in excise tax refunds (see Note 18 to our Consolidated Financial Statements for further information regarding the litigation settlement and excise tax refund) and a $1.2 million favorable litigation settlement related to credit card processing fees.  The changes in working capital for the year ended December 31, 2007, were primarily related to a $33.4 million increase in accounts receivable, prepaid expenses and other current assets, partially offset by a $9.8 million increase in accounts payable, accrued expenses and other current liabilities.  The increases in accounts receivable and accounts payable are primarily due to significant revenue growth for our international operations.  Accrued expenses and other current liabilities increased primarily due to a $5.3 million increase in bonus accruals and a $3.6 million increase in online advertising accruals.  Non-cash items were primarily associated with deferred income tax benefit, stock-based compensation expense, depreciation and amortization, primarily related to acquisition-related intangible assets.  The deferred income tax benefit resulted primarily from the $47.9 million non-cash reversal of a portion of our deferred income tax valuation allowance, as well as a $3.6 million non-recurring income tax benefit resulting from the recognition of foreign capital allowance carry forwards in the fourth quarter of 2007.

Net cash used in investing activities was $151.9 million for the year ended December 31, 2008. Investing activities were affected by the purchase of $154.0 million of stock in priceline.com International held by minority interest shareholders, $1.2 million increase in restricted cash and acquisitions and other equity investments of $0.6 million.  Investing activities were also affected by $22.2 million of net maturities of investments for the year ended December 31, 2008.  Net cash used in investing activities was $221.5 million for the year ended December 31, 2007.  Investing activities were affected by $116.1 million of net purchases of investments for the year ended December 31, 2007, and the purchase of $76.1 million of stock in priceline.com International held by minority interest shareholders.  Cash invested in purchases of property and equipment was $18.3 million and $15.9 million in the years ended December 31, 2008 and 2007, respectively.

Net cash used in financing activities was approximately $168.8 million for the year ended December 31, 2008.  The cash used in financing activities during the year ended December 31, 2008 was primarily related to $176.9 million of principal paid upon the conversion of senior notes, $4.4 million of treasury stock purchases, partially offset by $5.5 million of proceeds from the exercise of employee stock options and $7.0 million of excess tax benefits from stock-based compensation.  Net cash provided by financing activities was approximately $19.4 million for the year ended December 31, 2007.  The cash provided by financing activities during the year ended December 31, 2007 was primarily related to $19.8 million of proceeds from the exercise of employee stock options and $3.6 million of excess tax benefits from stock-based compensation, partially offset by $2.6 million of treasury stock purchases and $1.3 million of debt issuance costs.

The following table represents the Company’s material contractual obligations and commitments as of December 31, 2008 (see Note 18 to our Consolidated Financial Statements):

	Payments due by Period (in thousands)
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years

Operating lease obligations	$101,872	$19,458	$35,929	$34,738	$11,747

Convertible debt(1)	397,095	397,095	—	—	—

Total	$498,967	$416,553	$35,929	$34,738	$11,747

(1)          At December 31, 2008 the Company’s convertible debt is a current liability because the contingent conversion thresholds on each of the Notes were exceeded.  As a result, the Notes are convertible at the option of the holder.  See Note 13 to our Consolidated Financial Statements.  Also includes interest payable on the Notes through 2009.

Based upon the closing price of our common stock for the prescribed measurement periods during the three months ended December 31, 2008, the contingent conversion thresholds on each of our convertible senior note issues were exceeded.  As a result, the notes (aggregate principal amount $393 million) are convertible at the option of the holder as of December 31, 2008 and, accordingly, have been classified as a current liability on our Consolidated Balance Sheet as of that date.  Worldwide recession has increased the likelihood that certain holders, such as investment funds seeking liquidity to fund investor withdrawals, will elect to convert our convertible senior notes prior to maturity. In the year ended December 31, 2008, approximately $125.0 million aggregate principal amount of the 1% Notes, $37.9 million aggregate principal amount of 2011 Notes, $14.0 million aggregate principal amount of 2013 Notes and $30,000 of the 2.25% Notes were converted.  We also received notices of conversion from the holders of approximately $8.0 million of the 2.225% Notes, which are expected to be settled in the first quarter of 2009.  If holders elect to convert, we would be required to settle the principal amount of the notes in cash and intend to satisfy any conversion premium in shares of common stock.  We would likely fund the repayment of the principal amount with existing cash and cash equivalents, short-term investments (totaling approximately $463.4 million at December 31, 2008) and borrowings under our revolving credit facility.

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

The revolving credit facility provides for the issuance of up to $50.0 million of letters of credit as well as borrowings on same-day notice, referred to as swingline loans, which are available in U.S. dollars, Euros, Pounds Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility will be used for working capital and general corporate purposes.  As of December 31, 2008, there were no borrowings outstanding under the facility and we have issued approximately $2.3 million of letters of credit under the revolving credit facility.

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

Off-Balance Sheet Arrangements.

As of December 31, 2008, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

We did not experience any material changes in interest rate exposures during the year ended December 31, 2008.  Based upon economic conditions and leading market indicators at December 31, 2008, we do not foresee a significant adverse change in interest rates in the near future.

As of December 31, 2008, the carrying value of our debt is approximately $393 million.  We estimate that the market value of such debt was approximately $742 million as of December 31, 2008.  Substantially all of the market value of our debt in excess of the carrying value is related to the conversion premium on the bonds.

As a result of the acquisitions of our European and Asian operations, we are conducting a significant and growing portion of our business outside the United States through subsidiaries with functional currencies other than the U.S. dollar (primarily Euros and British Pounds Sterling).  As a result, we face exposure to adverse movements in currency exchange rates as the financial results of our international operations are translated from local currency into U.S. dollars upon consolidation.  If the U.S. dollar weakens against the local currency, the translation of these foreign-currency-denominated balances will result in increased net assets, net revenues, operating expenses, and net income or loss.  Similarly, our net assets, net revenues, operating expenses, and net income or loss will decrease if the U.S. dollar strengthens against local currency. Additionally, foreign exchange rate fluctuations on transactions denominated in currencies other than the functional currency result in gains and losses that are reflected in our Consolidated Statement of Operations.  Our international operations are subject to risks typical of international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility.

From time to time, we enter into foreign exchange derivative contracts to minimize the impact of short-term foreign currency fluctuations on our consolidated operating results.  As of December 31, 2008, derivatives with a notional value of 25.0 million Euros were outstanding.  As of December 31, 2007, derivatives with notional values of 16.0 million Euros and 3.7 million British Pounds Sterling were outstanding.  Foreign exchange gains of $4.3 million and losses of $3.3 million and $0.8 million for the years ended December 31, 2008, 2007 and 2006, respectively, were recorded in “Foreign currency transactions and other,” and were principally related to foreign exchange derivative contracts.  We may enter into additional foreign exchange derivative contracts or other economic hedges in the future.

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

Consolidated Balance Sheets as of December 31, 2008 and 2007; Consolidated Statements of Operations, Changes in Stockholders’ Equity and Cash Flows for the years ended December 31, 2008, 2007 and 2006; Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm.

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

Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Deloitte & Touche LLP, the independent registered public accounting firm that also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, audited the effectiveness of internal control over financial reporting as of December 31, 2008, and issued their related attestation report which is included herein.

Changes in Internal Controls.  No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the quarter ended December 31, 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In November 2007, we acquired Agoda, and as a result of that acquisition, we have undertaken a review of their internal controls and intend to make changes, if necessary, that we believe to be appropriate to those internal controls as we integrate its business with ours. As we further integrate Agoda’s business, we will continue to review its internal controls and may take further steps to ensure that its internal controls are effective and integrated appropriately.

In March 2008, we initiated the implementation of an enterprise resource planning (“ERP”) system for our domestic operations. The implementation is expected to be completed over the next year and involves changes in systems that include internal controls.  We expect to review each system as it is being implemented and the controls affected by the implementation of the new systems, and are making appropriate changes to affected internal controls as we implement the new systems.  However, the possibility exists that our migration to the new ERP system could adversely affect our internal controls over financial reporting and procedures.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by Part III, Item 10, will be included in our Proxy Statement relating to our 2009 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2008, and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by Part III, Item 11, will be included in our Proxy Statement relating to our 2009 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2008, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Part III, Item 12, will be included in our Proxy Statement relating to our 2009 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2008, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by Part III, Item 13, will be included in our Proxy Statement relating to our 2009 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2008, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by Part III, Item 14, will be included in or Proxy Statement relating to our 2009 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2008, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)                                  List of Documents Filed as a Part of this Annual Report on Form 10-K:

The following Consolidated Financial Statements of the Company and the report of our independent registered public accounting firm are filed as part of this Annual Report on Form 10-K.

Consolidated Balance Sheets as of December 31, 2008 and 2007; and the related Consolidated Statements of Operations, Changes in Stockholders’ Equity and Cash Flows for the years ended December 31, 2008, 2007 and 2006; Notes to Consolidated Financial Statements; and Report of Independent Registered Public Accounting Firm.

(b)                                 Exhibits

The exhibits listed below are filed as a part of this Annual Report on Form 10-K.  In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements.  The agreements contain representations and warranties by each of the parties to the applicable agreement.  These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•                  should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•                  have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•                  may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•                  were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Annual Report on Form 10-K and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

Exhibit
Number	Description

2.1(m)	Share Sale and Purchase Agreement, dated July 14, 2005 by and between the Registrant, ACME Limited and Blue Sky Investments B.V.
2.2(o)	Articles of Association of priceline.com International Limited, as amended.
3.1(a)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(b)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant
3.3(a)	By-Laws of the Registrant.
4.1	Reference is hereby made to Exhibits 3.1, 3.2 and 3.3.
4.2(a)	Specimen Certificate for Registrant’s Common Stock.

4.3(a)	Amended and Restated Registration Rights Agreement, dated as of December 8, 1998, among the Registrant and certain stockholders of the Registrant.
4.4(b)	Registration Rights Agreement, dated as of August 1, 2003, among the Registrant and the initial purchasers named therein.
4.5(b)	Indenture, dated as of August 1, 2003, between the Registrant and American Stock Transfer & Trust Company, as Trustee (including the form of note contained therein).
4.6(b)	Supplemental Indenture, dated as of October 22, 2003, between the Registrant and American Stock Transfer & Trust Company, as Trustee.
4.7(d)	Second Supplemental Indenture, dated as of December 13, 2004, between the Registrant and American Stock Transfer & Trust Company, as Trustee.
4.8(c)	Registration Rights Agreement, dated as of June 28, 2004, among priceline.com Incorporated and the initial purchasers named therein.
4.9(c)	Indenture, dated as of June 28, 2004, between the Registrant and American Stock Transfer & Trust Company, as Trustee (including the form of note contained therein).
4.10(d)	First Supplemental Indenture, dated as of December 13, 2004, between the Registrant and American Stock Transfer & Trust Company, as Trustee.
4.11(b)	Certificate of Designation, Preferences and Rights of Series A Convertible Redeemable PIK Preferred Stock of the Registrant.
4.12(b)	Certificate of Designation, Preferences and Rights of Series B Redeemable Preferred Stock of the Registrant.
4.13(u)	Indenture, dated as of September 27, 2006, between priceline.com Incorporated and American Stock Transfer and Trust Company, as Trustee.
4.14(u)	Registration Rights Agreement, dated as of September 27, 2006, between priceline.com Incorporated and Goldman Sachs & Co., as representative of the Initial Purchasers.
4.15(w)	Indenture relating to New 1.00% Notes, dated as of November 6, 2006, between priceline.com Incorporated and American Stock Transfer and Trust Company, as Trustee.
4.16(w)	Indenture relating to New 2.25% Notes, dated as of November 6, 2006, between priceline.com Incorporated and American Stock Transfer and Trust Company, as Trustee.
10.1(a)+	1997 Omnibus Plan of the Registrant.
10.2(e)+	1999 Omnibus Plan of the Registrant, as amended.
10.3(f)+	Priceline.com 2000 Employee Stock Option Plan.
10.4(e)+	Form of Stock Option Grant Agreement.
10.5(e)+	Form of Restricted Stock Agreement for restricted stock grants to Board of Directors.
10.6(g)+	Form of Base Restricted Stock Agreement (U.S.).
10.7(g)+	Form of Base Restricted Stock Agreement (U.K.).
10.8(g)+	Form of Restricted Stock Agreement with covenants (U.S.).
10.9(g)+	Restricted Stock Agreement, dated February 1, 2005, between Jeffery H. Boyd and the Registrant.
10.10(h)+	Stock Option and Restricted Stock Agreement, dated November 20, 2000, by and between the Registrant and Robert Mylod Jr.
10.11(g)+	Restricted Stock Agreement, dated February 1, 2005, between Robert J. Mylod Jr. and the Registrant.
10.12(i)+	Employment Agreement, dated February 8, 2006, by and between the Registrant and Peter J. Millones.
10.13(i)+	Form of priceline.com Incorporated 1999 Omnibus Plan Restricted Stock Agreement for Non-Employee Directors.
10.14(j)*	Formation and Funding Agreement, dated as of March 17, 2000, by and between the Registrant and Alliance Partners, L.P.
10.15(k)	Restructuring Agreement, dated as of October 3, 2003, between Hutchison-Priceline Limited, Trio Happiness Limited and PCLN Asia, Inc.
10.16(k)	Amended and Restated Securityholders’ Agreement, dated as of October 3, 2003, among Hutchison-Priceline Limited, PCLN Asia, Inc. and Trio Happiness Limited.
10.17(k)	Master Agreement, dated as of November 20, 2003, between Credit Suisse First Boston International and the Registrant.
10.18(k)	Schedule to the Master Agreement, dated as of November 20, 2003 between Credit Suisse First Boston International and the Registrant.
10.19(k)	Letter Agreement, dated November 26, 2003, between Credit Suisse First Boston International and priceline.com Incorporated.
10.20(k)

Securities Purchase Agreement dated as of May 3, 2004, between Lowestfare.com Incorporated, Hilton Electronic Distribution Systems, LLC, HT-HDS, Inc., MI Distribution, LLC, Starwood Resventure LLC, Pegasus Business Intelligence, LP and Travelweb LLC.

10.21(l)	Sale and Purchase Agreement dated September 21, 2004 by and among Priceline.com Holdco U.K. Limited and the security holders of Active Hotels Limited listed therein.
10.22(n)+	Stock Option Grant Agreement with Ralph M. Bahna.
10.23(n)+	Indemnification Agreement, dated June 2, 2005, by and between the Registrant and Marshall Loeb.
10.24(p)+	Letter agreement, dated October 19, 2005 by and between the Registrant and Daniel J. Finnegan.
10.25(p)+	Restricted Stock Grant Agreement, dated October 19, 2005, reflecting grant of restricted stock to Daniel J. Finnegan.

10.26(q)+	Form of Registrant’s 1999 Omnibus Plan Award Agreement — Restricted Stock Units for Employees in the Netherlands.
10.27(r)+	Form of Performance Share Agreement under the priceline.com Incorporated 1999 Omnibus Plan.
10.28(s)	Underwriting Agreement, dated September 5, 2006, among priceline.com Incorporated, the selling stockholders listed on Schedule II thereto and Goldman, Sachs & Co.
10.29(t)	Purchase Agreement, dated as of September 21, 2006, between priceline.com Incorporated and Goldman Sachs & Co., as representative of the Initial Purchasers.
10.30(t)	Confirmation of 5-Year Issuer Capped Share Call Option Transaction between Goldman, Sachs & Co. and priceline.com Incorporated, dated as of September 21, 2006.
10.31(t)	Confirmation of 7-Year Issuer Capped Share Call Option Transaction between Goldman, Sachs & Co. and priceline.com Incorporated, dated as of September 21, 2006.
10.32(t)	Confirmation of 5-Year Issuer Capped Share Call Option Transaction between Merrill Lynch, Pierce, Fenner & Smith Incorporated and priceline.com Incorporated, dated as of September 21, 2006.
10.33(t)	Confirmation of 7-Year Issuer Capped Share Call Option Transaction between Merrill Lynch, Pierce, Fenner & Smith Incorporated and priceline.com Incorporated, dated as of September 21, 2006.
10.34(v)

Amendment dated October 11, 2006, to Confirmation of 5-Year Issuer Capped Share Call Option Transaction between Goldman, Sachs & Co. and priceline.com Incorporated, dated as of September 21, 2006 and Confirmation of 7-Year Issuer Capped Share Call Option Transaction between Goldman, Sachs & Co. and priceline.com Incorporated, dated as of September 21, 2006.

10.35(v)

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

10.36(x)	Underwriting Agreement, dated December 4, 2006, among priceline.com Incorporated, the selling stockholders listed on Schedule II thereto and Goldman, Sachs & Co.
10.37(y)+	Priceline.com Incorporated Annual Bonus Plan, dated as of February 20, 2007.
10.38(z)	Stipulation and Agreement of Settlement between P. Warren Ross, Thomas Linton, and John Anderson and the class and priceline.com Incorporated, dated as of May 3, 2007.
10.39(aa)

Credit Agreement dated as of September 26, 2007 among priceline.com Incorporated, RBC citizens, National Association, and Bank of Scotland plc as co-documentation Agents, bank of America, N.A. as syndication Agent and JPMorgan Chase Bank, National Association as Administrative Agent.

10.40(aa)	Pledge and Security Agreement dated as of September 26, 2007 by and among priceline.com Incorporated and JPMorgan Chase Bank, National Association.
10.41(aa)	Guaranty dated as of September 26, 2007 by each of the subsidiaries of priceline.com Incorporated and JPMorgan Chase Bank, National Association.
10.42(bb)*	Equity Purchase Agreement by and among priceline.com Mauritius Co. Ltd, priceline.com Incorporated and the shareholders of Agoda Company Ltd. and members of AGIP LLC dated November 6, 2007.
10.43(cc)+	Performance share unit agreement dated December 1, 2007.
10.44(dd)*+	Form of 2007 Performance Share Unit Agreement for awards under the 1999 Omnibus Plan, as amended, based on the performance of the Company’s consolidated operations.
10.45(dd)*+	Form of 2007 Performance Share Unit Agreement for awards under the 1999 Omnibus Plan, as amended, based on the performance of the Company’s domestic operations on an unconsolidated basis.
10.46(dd)*+	Form of 2007 Performance Share Unit Agreement for awards under the 1999 Omnibus Plan, as amended, based on the performance of Agoda Company Ltd., Agoda Company Pte. Ltd. and Agoda Services Co. Ltd.
10.47(ee)+	priceline.com Incorporated 1999 Omnibus Plan (As Amended and Restated Effective June 4, 2008).
10.48(ff)+	Form of Restricted Stock Unit Agreement for awards to non-U.S. participants under the 1999 Omnibus Plan, as amended.
10.49(gg)+	Separation Agreement, by and between Booking.com B.V. and Stef Norden.
10.50(gg)+	Amended and Restated Employment Agreement, dated August 22, 2008, by and between priceline.com Incorporated and Jeffery H. Boyd.
10.51(gg)+	Performance share unit agreement, by and between priceline.com Incorporated and Jeffery H. Boyd.
10.52+	Letter amendment, dated December 18, 2008, to Amended and Restated Employment Agreement, by and between priceline.com Incorporated and Jeffery H. Boyd.
10.53+	Amended and Restated Employment Agreement, dated December 18, 2008, by and between priceline.com Incorporated and Robert J. Mylod.
10.54+	Amended and Restated Employment Agreement, dated December 18, 2008, by and between priceline.com Incorporated and Peter J. Millones.
10.55+	Amended and Restated Employment Agreement, dated December 18, 2008, by and between priceline.com Incorporated and Chris Soder.
10.56+	Letter amendment, dated December 16, 2008, to Letter agreement, dated October 19, 2005 by and between priceline.com and Daniel J. Finnegan.
10.57+	Amended and Restated Employment Contract, by and between Booking.com B.V. and Cornelis Petrus Henricus Maria Koolen.
12.1	Ratio of Earnings to Fixed Charges.

14(k)	Priceline.com Incorporated Code of Business Conduct and Ethics.
21	List of Subsidiaries.
23.1	Consent of Deloitte & Touche LLP.
24.1	Power of Attorney (included in the Signature Page).
31.1	Certificate of Jeffery H. Boyd, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Daniel J. Finnegan, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(hh)	Certification of Jeffery H. Boyd, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
32.2(hh)	Certification of Daniel J. Finnegan, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

(a)	Previously filed as an exhibit to the Form S-1 (Registration No. 333-69657) filed in connection with priceline.com’s initial public offering.
(b)

Previously filed as an exhibit to the Form S-3 (Registration Statement No. 333-190029) filed in connection with priceline.com’s registration of 1.00% Convertible Senior Notes due 2010 and Shares of Common Stock Issuable Upon Conversion of the Notes.

(c)	Previously filed as an exhibit to the Form 10-Q for the quarterly period ended September 30, 2003.
(d)	Previously filed as an exhibit to the Form 8-K filed on December 13, 2004.
(e)	Previously filed as an exhibit to the Form S-8 (Registration No. 333-122414) filed on January 31, 2005.
(f)	Previously filed as an exhibit to the Form S-8 (Registration No. 333-55578) filed on February 14, 2001.
(g)	Previously filed as an exhibit to the Form 8-K filed on February 7, 2005.
(h)	Previously filed as an exhibit to the Form 10-K for the year ended December 31, 2000.
(i)	Previously filed as an exhibit to the Form 8-K filed on February 8, 2006.
(j)	Previously filed as an exhibit to the Form 10-Q for the quarterly period ended March 31, 2000.
(k)	Previously filed as an exhibit to the Form 10-K for the year ended December 31, 2003.
(l)	Previously filed as an exhibit to the Form 8-K filed on September 23, 2004.
(m)	Previously filed as an exhibit to the Form 8-K filed on July 20, 2005.
(n)	Previously filed as an exhibit to the Form 8-K filed on June 3, 2005.
(o)	Previously filed as an exhibit to the Form 8-K filed on September 29, 2005.
(p)	Previously filed as an exhibit to the Form 8-K filed on October 21, 2005.
(q)	Previously filed as an exhibit to the Form 8-K filed on November 8, 2005.
(r)	Previously filed as an exhibit to the Form 10-Q for the quarterly period ended March 31, 2006.
(s)	Previously filed as an exhibit to the Form 8-K filed on September 7, 2006.
(t)	Previously filed as an exhibit to the Form 8-K filed on September 27, 2006.
(u)	Previously filed as an exhibit to the Form 8-K filed on September 28, 2006.
(v)	Previously filed as an exhibit to the Form 8-K filed on October 16, 2006.
(w)	Previously filed as an exhibit to the Form 8-K filed on November 9, 2006.
(x)	Previously filed as an exhibit to the Form 8-K filed on December 8, 2006.
(y)	Previously filed as an exhibit to the form 8-K filed on February 23, 2007.
(z)	Previously filed as an exhibit to the Form 8-K filed on May 4, 2007.
(aa)	Previously filed as an exhibit to the Form 10-Q for the quarterly period ended September 30, 2007.
(bb)	Previously filed as an exhibit to the Form 10-K for the year ended December 31, 2007
(cc)	Previously filed as an exhibit to the Form 8-K filed on December 5, 2007.
(dd)	Previously filed as an exhibit to the Form 8-K filed on March 11, 2008.
(ee)	Previously filed as an exhibit to the Form 8-K filed on June 6, 2008.
(ff)	Previously filed as an exhibit to the Form 10-Q for the quarterly period ended September 30, 2007.
(gg)	Previously filed as an exhibit to the Form 8-K filed on August 6, 2008.
(hh)	This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.

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
Name: Jeffery H. Boyd
Title: Chief Executive Officer
Date: February 20, 2009

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffery H. Boyd, Daniel J. Finnegan and Peter J. Millones, and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully and for all intents and purposes as he or she might do or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ralph M. Bahna	Chairman	February 20, 2009
Ralph M. Bahna	and Director

/s/ Jeffery H. Boyd	President, Chief Executive Officer and	February 20, 2009
Jeffery H. Boyd	Director (Principal Executive Officer)

/s/ Daniel J. Finnegan	Chief Financial Officer and Chief Accounting	February 20, 2009
Daniel J. Finnegan	Officer (Principal Financial Officer and Principal Accounting Officer)

Signature	Title	Date

/s/ Howard W. Barker, Jr.	Director	February 20, 2009
Howard W. Barker, Jr.

/s/ Jeffrey E. Epstein	Director	February 20, 2009
Jeffrey E. Epstein

/s/ James M. Guyette	Director	February 20, 2009
James M. Guyette

/s/ Nancy B. Peretsman	Director	February 20, 2009
Nancy B. Peretsman

/s/ Craig W. Rydin	Director	February 20, 2009
Craig W. Rydin

	Director	February 20, 2009
Jan L. Docter

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

priceline.com Incorporated

Norwalk, Connecticut

We have audited the accompanying consolidated balance sheets of priceline.com Incorporated and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008.  We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in “Management’s Report on Internal Control Over Financial Reporting” appearing in Item 9A.  Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the priceline.com Incorporated and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Stamford, Connecticut
February 20, 2009

priceline.com Incorporated

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$364,550	$385,359
Restricted cash	2,528	1,350
Short-term investments	98,888	122,499
Accounts receivable, net of allowance for doubtful accounts of $8,429 and $2,309, respectively	92,328	70,712
Prepaid expenses and other current assets	23,463	19,048
Deferred income taxes	42,082	14,032
Total current assets	623,839	613,000

Property and equipment, net	29,404	27,088
Intangible assets, net	193,231	182,748
Goodwill	326,863	287,159
Deferred income taxes	153,955	218,519
Other assets	16,685	22,342
Total assets	$1,343,977	$1,350,856

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,290	$47,708
Accrued expenses and other current liabilities	77,713	59,589
Deferred merchant bookings	29,664	17,750
Convertible debt	392,985	569,796
Total current liabilities	546,652	694,843

Deferred income taxes	48,933	46,502
Other long-term liabilities	18,010	13,368
Total liabilities	613,595	754,713

Commitments and Contingencies (see Note 18)
Minority interest	—	17,036
Stockholders’ equity:
Common stock, $0.008 par value, authorized 1,000,000,000 shares, 47,664,766 and 45,117,685 shares issued, respectively	367	346
Treasury stock, 6,685,048 and 6,646,408 shares, respectively	(493,555)	(489,106)
Additional paid-in capital	2,177,000	2,124,029
Accumulated deficit	(913,033)	(1,106,506)
Accumulated other comprehensive (loss) income	(40,397)	50,344
Total stockholders’ equity	730,382	579,107
Total liabilities and stockholders’ equity	$1,343,977	$1,350,856

See Notes to Consolidated Financial Statements.

priceline.com Incorporated

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
Merchant revenues, including $18,592 excise tax refund in 2007	$1,218,162	$1,002,824	$904,169
Agency revenues	648,792	398,246	213,900
Other revenues	17,852	8,339	5,034
Total revenues	1,884,806	1,409,409	1,123,103
Cost of revenues	928,835	769,997	722,004
Gross profit	955,971	639,412	401,099
Operating expenses:
Advertising — Offline	38,032	35,963	31,831
Advertising — Online	270,713	172,676	113,822
Sales and marketing	77,948	47,158	42,119
Personnel, including stock-based compensation of $40,522, $16,253 and $14,928, respectively	163,785	102,992	79,421
General and administrative, including net cost of litigation settlement of $55,350 in 2007	55,267	91,837	28,587
Information technology	17,956	13,779	9,749
Depreciation and amortization	42,796	37,072	33,449
Restructuring charge, net	—	—	135
Total operating expenses	666,497	501,477	339,113
Operating income	289,474	137,935	61,986
Other income (expense):
Interest income, including $3,346 of interest on tax excise refund in 2007	11,660	25,776	11,312
Interest expense	(9,375)	(10,412)	(7,060)
Foreign currency transactions and other	3,810	(3,276)	(606)
Total other income	6,095	12,088	3,646
Earnings before income taxes, equity in loss of investees and minority interests	295,569	150,023	65,632
Income tax (expense) benefit	(98,408)	12,059	12,388
Equity in loss of investees and minority interests	(3,688)	(5,000)	(3,554)
Net income	193,473	157,082	74,466
Preferred stock dividend	—	(1,555)	(1,927)
Net income applicable to common stockholders	$193,473	$155,527	$72,539
Net income applicable to common stockholders per basic common share	$4.92	$4.13	$1.88
Weighted average number of basic common shares outstanding	39,299	37,671	38,650
Net income applicable to common stockholders per diluted common share	$3.98	$3.42	$1.68
Weighted average number of diluted common shares outstanding	48,671	45,504	44,722

See Notes to Consolidated Financial Statements.

priceline.com Incorporated

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006 (In thousands)

			Additional		Accumulated Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock		Deferred
	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Compensation	Total
Balance, December 31, 2005	42,195	$323	$2,069,165	$(1,334,572)	$(8,407)	(2,496)	$(350,628)	$(6,810)	$369,071
Net income applicable to common stockholders	—	—	—	72,539	—	—	—	—	72,539
Unrealized gain on marketable securities	—	—	—	—	131	—	—	—	131
Currency translation adjustment	—	—	—	—	34,623	—	—	—	34,623
Comprehensive income									107,293
Issuance of restricted stock under deferred compensation plans, net of forfeitures	113	1	(1)	—	—	—	—	—	—
Reversal of deferred compensation upon adoption of SFAS 123(R)	—	—	(6,810)	—	—	—	—	6,810	—
Issuance of preferred stock dividend	81	1	1,926	—	—	—	—	—	1,927
Exercise of stock options and vesting of restricted stock units	827	6	14,128	—	—	—	—	—	14,134
Repurchase of common stock	—	—	—	—	—	(4,107)	(135,840)	—	(135,840)
Purchase of conversion spread hedges (see note 13)	—	—	(37,398)	—	—	—	—	—	(37,398)
Stock-based compensation	—	—	13,389	—	—	—	—	—	13,389
Tax benefit on equity-related transactions	—	—	15,577	—	—	—	—	—	15,577
Excess tax benefit from stock-based compensation and other	—	—	403	—	—	—	—	—	403
Balance, December 31, 2006	43,216	$331	$2,070,379	$(1,262,033)	$26,347	(6,603)	$(486,468)	$—	$348,556
Net income applicable to common stockholders	—	—	—	155,527	—	—	—	—	155,527
Unrealized loss on marketable securities	—	—	—	—	(187)	—	—	—	(187)
Currency translation adjustment	—	—	—	—	24,184	—	—	—	24,184
Comprehensive income									179,524
Issuance of restricted stock under deferred compensation plans, net of forfeitures	122	1	(1)	—	—	—	—	—	—
Issuance of preferred stock dividend	35	1	1,554	—	—	—	—	—	1,555
Exercise of stock options and vesting of restricted stock units and/or performance shares	988	7	19,813	—	—	—	—	—	19,820
Repurchase of common stock	—	—	—	—	—	(43)	(2,638)	—	(2,638)
Stock-based compensation	—	—	15,200	—	—	—	—	—	15,200
Exercise of warrants	756	6	13,464	—	—	—	—	—	13,470
Issuance of shares related to convertible debt	1	—	23	—	—	—	—	—	23
Excess tax benefit from stock-based compensation	—	—	3,597	—	—	—	—	—	3,597
Balance, December 31, 2007	45,118	$346	$2,124,029	$(1,106,506)	$50,344	(6,646)	$(489,106)	$—	$579,107
Net income applicable to common stockholders	—	—	—	193,473	—	—	—	—	193,473
Unrealized gain on marketable securities	—	—	—	—	260	—	—	—	260
Currency translation adjustment	—	—	—	—	(91,001)	—	—	—	(91,001)
Comprehensive income									102,732
Exercise of stock options and vesting of restricted stock units and/or performance shares	283	2	5,505	—	—	—	—	—	5,507
Repurchase of common stock	—	—	—	—	—	(39)	(4,449)	—	(4,449)
Stock-based compensation	—	—	40,448	—	—	—	—	—	40,448
Issuance of shares related to convertible debt	2,264	19	(19)	—	—	—	—	—	—
Excess tax benefit from stock-based compensation	—	—	7,037	—	—	—	—	—	7,037
Balance, December 31, 2008	47,665	$367	$2,177,000	$(913,033)	$(40,397)	(6,685)	$(493,555)	$—	$730,382

See Notes to Consolidated Financial Statements.

priceline.com Incorporated

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2008	2007	2006
OPERATING ACTIVITIES:
Net income	$193,473	$157,082	$74,466
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,388	11,814	10,124
Amortization	28,680	25,686	24,782
Provision for uncollectible accounts, net	13,113	4,886	5,071
Deferred income taxes	28,136	(47,963)	(27,805)
Stock-based compensation expense	40,522	16,253	14,928
Amortization of debt issuance costs	3,716	3,201	1,925
Equity in loss of investee, net and minority interests	3,688	5,000	3,554
Restructuring charge, net	—	—	135
Loss on impairment of investment	843	—	—
Changes in assets and liabilities:
Accounts receivable	(42,888)	(24,227)	(21,178)
Prepaid expenses and other current assets	(5,153)	(9,166)	(2,562)
Accounts payable, accrued expenses and other current liabilities	32,245	9,778	27,372
Other	4,790	3,671	1,269
Net cash provided by operating activities	315,553	156,015	112,081

INVESTING ACTIVITIES:
Purchase of investments	(196,308)	(173,904)	(111,953)
Maturity of investments	218,555	57,854	176,845
Purchase of shares held by minority interest	(154,034)	(76,058)	(19,830)
Additions to property and equipment	(18,322)	(15,949)	(12,851)
Acquisitions and other equity investments, net of cash acquired	(599)	(14,580)	(3,104)
Change in restricted cash	(1,197)	1,138	19,884
Net cash (used in) provided by investing activities	(151,905)	(221,499)	48,991

FINANCING ACTIVITIES:
Payments related to conversion of senior notes	(176,943)	—	—
Proceeds from issuance of convertible senior notes	—	—	345,000
Repurchase of common stock	(4,449)	(2,638)	(135,840)
Proceeds from exercise of stock options	5,507	19,820	14,134
Payment of debt issuance costs	—	(1,334)	(9,053)
Purchase of conversion spread hedges	—	—	(37,398)
Excess tax benefit from stock-based compensation	7,037	3,597	280
Net cash (used in) provided by financing activities	(168,848)	19,445	177,123

Effect of exchange rate changes on cash and cash equivalents	(15,609)	7,821	5,041
Net increase/(decrease) in cash and cash equivalents	(20,809)	(38,218)	343,236
Cash and cash equivalents, beginning of period	385,359	423,577	80,341
Cash and cash equivalents, end of period	$364,550	$385,359	$423,577

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$66,948	$31,550	$16,463
Cash paid during the period for interest	$6,353	$7,542	$3,552

See Notes to Consolidated Financial Statements.

priceline.com Incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                      BUSINESS DESCRIPTION

Priceline.com Incorporated (“priceline.com,” or the “Company”) is a leading global online travel company that offers its customers a broad range of travel services, including the opportunity to purchase hotel rooms, car rentals, airline tickets, vacation packages, cruises and destination services in a traditional price-disclosed manner.  The Company also offers its unique Name Your Own Price® service that enables its customers to use the Internet to save money by allowing them to make offers for travel services at prices they set, while enabling sellers, which include many of the major domestic hotel, airline and rental car companies, to generate revenue.

2.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The Company’s Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, including without limitation, priceline.com International Ltd. (“priceline.com International”), Booking.com B.V., Booking.com Limited, priceline.com Europe Ltd, and priceline.com Mauritius Company Limited (formerly known as the Agoda Company, Ltd.) (“Agoda”).  All intercompany accounts and transactions have been eliminated in consolidation. Investments in affiliates in which the Company does not have control, but has the ability to exercise significant influence, are accounted for by the equity method.

Reclassification — Certain prior year amounts in the Company’s Consolidated Financial Statements have been reclassified to conform to the current year presentation.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto.  Actual results may differ from those estimates.

Fair Value of Financial Instruments — The Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and deferred merchant bookings, are carried at cost which approximates their fair value because of the short-term nature of these financial instruments.  As of December 31, 2008 and 2007, the estimated fair value of the Company’s outstanding Convertible Senior Notes was approximately $742 million and $1.66 billion, respectively.

Cash and Cash Equivalents — The Company invests excess cash primarily in U.S. Treasury money market accounts and foreign government securities. All highly liquid instruments with an original maturity of three months or less are considered cash equivalents.

Investments — The Company also invests excess cash in short-term investment grade fixed income securities.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company has classified its investments as available-for-sale.  These securities are carried at estimated fair value with the aggregate unrealized gains and losses related to these investments, net of taxes, reflected as a part of accumulated other comprehensive income within stockholders’ equity.

The fair value of the investments is based on the specific quoted market price of the securities at the Consolidated Balance Sheet dates.  Investments are considered to be impaired when a decline in fair value is judged to be other than temporary.  Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established. The marketable securities are presented as current assets on the Company’s Consolidated Balance Sheets, if they are available to meet the short-term working capital needs of the Company. Investments with a maturity date greater than one year from the balance sheet date are classified as long-term investments.

Restricted Cash — Restricted cash at December 31, 2008 and 2007 collateralizes office leases and supplier obligations, and, at December 31, 2007, the counterparty to the interest rate hedge agreement in connection with the Company’s 1% Convertible Senior Notes.

Property and Equipment — Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of property and equipment is computed on a straight-line basis over the estimated useful lives of the assets or, when applicable, the life of the lease, whichever is shorter.

Goodwill — The Company accounts for acquired businesses using the purchase method of accounting which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price, including related transaction costs, over the estimated fair values of the net assets acquired is recorded as goodwill.  The Company’s Consolidated Financial Statements reflect an acquired business starting at the date of the acquisition.

Goodwill is reviewed at least annually for impairment, or earlier if there is indication of impairment, in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  SFAS 142 also requires the Company to compare the fair value of the reporting units to its carrying amount on an annual basis to determine if there is potential goodwill impairment. If the fair value of the reporting units is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill is less than its carrying value. Fair values for acquired businesses are determined based on discounted cash flows, market multiples or appraised values.

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

Software Capitalization — Certain direct development costs associated with internal-use software are capitalized and include external direct costs of services and payroll costs for employees devoting time to the software projects principally related to software coding, designing system interfaces and installation and testing of the software. These costs are recorded as property and equipment and are generally amortized over a period not to exceed three years beginning when the asset is substantially ready for use. Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred.

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

Merchant Price-Disclosed Hotel Service:  Merchant revenues for the Company’s merchant price-disclosed hotel service are derived from transactions where its customers purchase hotel rooms from hotel suppliers at disclosed rates which are subject to contractual arrangements.  Charges are billed to customers at the time of booking and are included in deferred merchant bookings until the customer completes the stay. Such amounts are generally refundable upon cancellation prior to stay, subject to cancellation penalties in certain cases. Merchant revenues and accounts payable to the hotel supplier are recognized at the conclusion of the customer’s stay at the hotel. The Company records the difference between the selling price and the cost of the hotel room as merchant revenue.

Agency Revenues

Agency revenues are derived from travel related transactions where the Company is not the merchant of record and where the prices of the services sold are determined by third parties. Agency revenues include travel commissions, customer processing fees and global distribution system (“GDS”) reservation booking fees and are reported at the net amounts received, without any associated cost of revenue. Such revenues are generally recognized by the Company when the customers complete their travel.

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

Sales and Marketing — Sales and marketing expenses are comprised primarily of credit card processing fees associated with merchant transactions, fees paid to third-party service providers that operate the Company’s call centers for its priceline.com business, provisions for credit card charge-backs and provisions for bad debt primarily related to agency hotel commission receivables, all of which are expensed as incurred.

Personnel — Personnel expenses consist of compensation to the Company’s personnel, including salaries, bonuses, payroll taxes, employee health insurance and stock based compensation.  Included in accrued expenses were accrued compensation expenses of $29.4 million and $19.8 million at December 31, 2008 and 2007, respectively.

Information Technology — Information technology expenses are comprised primarily of outsourced data center costs, system maintenance and software license fees, data communications and other expenses associated with operating the Company’s Internet sites and payments to outside contractors. Such costs are expensed as incurred.

Stock-Based Compensation — The Company records stock-based compensation in accordance with Statement of Financial Accounting Standard No. 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”).  Effective January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective method. Under this transition method, compensation cost recognized in the year ended December 31, 2006, includes amounts of: (a) compensation cost of all share-based awards granted to employees prior to, but unvested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, net of estimated forfeitures, and (b) compensation cost for all stock-

based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the new provisions of SFAS 123(R).  The Company determined the excess tax benefits available as of the adoption date for use in offsetting future tax shortfalls using the alternative transition method of FASB Staff Position 123(R)-3. The adoption of SFAS 123(R) resulted in an increase in net earnings attributable to the cumulative effect of this accounting change caused by SFAS 123(R)’s requirement to apply an estimated forfeiture rate to unvested awards.  The Company previously recorded forfeitures when they occurred. The cumulative effect of accounting change as of January 1, 2006 totaled approximately $0.2 million ($0.1 million net of related tax effect) and was recorded in personnel expense for the year ended December 31, 2006 since its impact on net income and net income per share was not significant. Prior to the adoption of SFAS 123(R), deferred compensation related to restricted stock and restricted stock unit awards was classified as a separate component of stockholders’ equity. In accordance with the provisions of SFAS 123(R), on January 1, 2006, the balance in deferred compensation was reclassified to additional paid-in capital.

SFAS 123(R) requires that the cost resulting from all share-based payment transactions be recognized in financial statements based upon fair value.  The fair value of restricted stock, performance share units and restricted stock units is determined based on the number of units or shares, as applicable, granted and the quoted price of the Company’s common stock as of the grant date.  Stock-based compensation related to performance share units reflects the estimated probable outcome at the end of the performance period.  The fair value of stock options is determined as of the grant date using the Black-Scholes valuation model. Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight line method under SFAS 123(R).

SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as financing cash flows, rather than as operating cash flows, but only when such excess tax benefits are realized.

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

Segment Reporting — The Company operates and manages its business as a single reportable unit.  Operating segments that have similar economic characteristics are aggregated.  For geographic related information, see Note 20 to the Company’s Consolidated Financial Statements.

Foreign Currency Translation — The functional currency of the Company’s foreign subsidiaries is generally their respective local currency.  Assets and liabilities are translated into U.S. dollars at the rate of exchange existing at the balance sheet date.  Income statement amounts are translated at the average exchange rates for the period.  Translation gains and losses are included as a component of accumulated other comprehensive income on the Company’s Consolidated Balance Sheets.  Foreign currency transaction gains and (losses) are included in the Company’s Consolidated Statement of Operations, principally in “Foreign currency transactions and other,” and were not significant for any period.

Derivative Financial Instruments — The Company recognizes all derivative instruments on the balance sheet at fair value.  The Company uses derivative instruments principally in the management of interest rate and foreign currency exposure. On the date on which the Company enters into a derivative transaction, the derivative is designated as a hedge of the identified exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking the hedge transaction. In this documentation, the Company specifically identifies the asset, liability, firm commitment, forecasted transaction, or net investment that has been designated as the hedged item and states how the hedging instrument is expected to reduce the risks related to the hedged item. The Company measures effectiveness of its hedging relationships both at hedge inception and on an ongoing basis.  The Company’s derivative instruments do not contain leverage features. Gains and losses on a derivative designated as a cash flow hedge are reported as a component of accumulated other comprehensive income (loss). Gains and losses on a derivative designated as a fair value hedge are offset by the loss or gain of the hedged item.   Hedge ineffectiveness is recorded in the statement of operations as incurred, and was not significant for any period.

From time to time, the Company enters into derivative contracts with counterparties to minimize the impact of short-term foreign currency fluctuations on consolidated operating results.  Realized and unrealized gains and losses resulting from the derivatives are recognized in the period in which they occur.  As of December 31, 2008, derivatives with a notional value of 25.0 million Euros were outstanding.  As of December 31, 2007, derivatives with notional values of 16.0 million Euros and 3.7 million British Pounds Sterling were outstanding.  Foreign exchange gains (losses) from forward contracts in the amount of $4.0 million, $(3.0) million and $(1.5) million were recorded in “Foreign currency transactions and other” for the years ended December 31, 2008, 2007 and 2006, respectively.

Recent Accounting Pronouncements — On January 1, 2008, the Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The adoption of SFAS 157 did not have a material impact on the Company’s Consolidated Financial Statements.  See Note 7 for more information regarding fair value measurements.

In February 2008, the FASB issued FASB Staff Position No. SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”).  FSP FAS 157-2 defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008.  The Company does not expect a material impact on the Company’s Consolidated Financial Statements for adoption of this Statement for nonfinancial assets and nonfinancial liabilities.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133” (“SFAS 161”).  SFAS 161 provides new disclosure requirements for an entity’s derivative and hedging activities.  SFAS 161 is effective for periods beginning after November 15, 2008.  The Company will comply with the expanded reporting requirements beginning in the first quarter of 2009.

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

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”).  FSP APB 14-1 requires cash settled convertible debt, such as the Company’s convertible senior notes, to be separated into debt and equity components at issuance and a value to be assigned to each.  The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar bond without the conversion feature.  The difference between the bond cash proceeds and this estimated fair value, representing the value assigned to the equity component, is recorded as a debt discount and amortized to interest expense over the life of the bond.  In addition, if the Company’s convertible debt is redeemed or converted prior to maturity and the fair value of the debt component immediately prior to extinguishment is different from the carrying value, it will result in a gain or loss on extinguishment.  Although FSP APB 14-1 will have no impact on the Company’s actual past or future cash flows, it will require the Company to record a significant amount of non-cash interest expense as the debt discount is amortized and will result in gains or losses on extinguishment that would not have occurred under previous GAAP.  FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and must be applied on a retrospective basis.  Accordingly, commencing with the filing of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2009, the Company’s historical financial statements will be adjusted to give effect to FSP APB 14-1.  The Company estimates that the adoption of FSP APB 14-1 will increase non-cash interest expense for the years ended December 31, 2008, 2007 and 2006 by approximately $26 million ($16 million net of tax), $28 million ($17 million net of tax),  and $6 million ($3.6 million net of tax), respectively.  The estimated impact to fiscal year 2009 non-cash interest expense is expected to be an increase of approximately $21 million ($13 million net of tax), excluding the impact of future debt conversions, if any.  The Company estimates that adoption of FSP APB 14-1 will also result in a gain on extinguishment of debt of approximately $5 million ($3 million net of tax) for the year ended December 31, 2008.

In May 2008, the FASB issued SFAS No.162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. generally accepted accounting principles.  SFAS 162 is effective November 15, 2008.  The adoption of the Statement did not result in a change in the Company’s current practices.

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”).  This Issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock.   EITF 07-5 will be effective for years beginning after December 15, 2008.  The Company does not expect a material impact to the financial statements for adoption of this EITF.

In November 2008, the Emerging Issues Task Force reached consensus on EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets” (“EITF 08-7”).  A defensive asset is an acquired intangible asset where the acquirer has no intention of using, or intends to discontinue use of, the intangible asset but holds it to prevent competitors from obtaining any benefit from it.  The acquired defensive asset will be treated as a separate unit of accounting and the useful life assigned will be based on the period during which the asset would diminish in value.  The consensus is effective in fiscal years beginning on or after December 15, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  The standard required unrealized gains and losses to be included in earnings for items reported using the fair value option.  SFAS 159 permitted companies to choose to measure many financial instruments and certain other items at fair value.  SFAS 159 was effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company did not elect the fair value option described in SFAS 159 for financial instruments and certain other items.

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date.  Subsequent changes to the estimated fair value of contingent consideration will be reflected in earnings until the contingency is settled.  SFAS 141(R) also requires acquisition-related costs and restructuring costs to be expensed as incurred rather than treated as part of the purchase price.  The adoption of SFAS 141(R) will change the Company’s accounting treatment for business combinations on a prospective basis beginning January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”).  SFAS 160 changes the accounting and reporting for minority interests, which will be characterized as non-controlling interests and classified as a component of equity.  SFAS 160 is effective for the Company on a prospective basis in the first quarter of fiscal year 2009, except for presentation and disclosure requirements that will be applied retrospectively.

3.                                      BUSINESS ACQUISITIONS

On November 6, 2007, the Company and a newly-formed, indirect wholly-owned subsidiary of the Company, acquired 100% of the total issued share capital of priceline.com Mauritius Company Limited (formerly known as the Agoda Company, Ltd.) (“Agoda”) and AGIP LLC.  The purchase price for the acquisition, including acquisition costs, consists of an initial purchase price payable by the Company in cash of approximately $16 million and up to an additional $141.6 million in cash, which is payable by the Company if Agoda achieve the maximum “gross bookings” and earnings targets from January 1, 2008 through December 31, 2010.  Assets acquired totaled $13.7 million and consisted principally of cash, accounts receivable and intangible assets.  Liabilities assumed totaled approximately $13.1 million and consisted of accounts payable, accrued expenses, deferred merchant bookings and deferred taxes.  Goodwill resulting from the acquisition amounted to approximately $16.0 million. The contingent consideration, if any, will be recorded to goodwill as an additional purchase price adjustment when the contingency is resolved.

On December 21, 2007, the Company acquired 100% of the total issued share capital of an online advertising company for approximately $4.1 million in cash, including acquisition costs.  Assets acquired totaled $2.6 million and consisted principally of cash, accounts receivable and intangible assets.  Liabilities assumed totaled approximately $0.6 million and consisted of accounts payable, accrued expenses, and deferred taxes.  Goodwill resulting from the acquisition amounted to approximately $3.9 million.  The Company could be required to pay additional cash if the online advertising company achieves certain specified financial targets in each year over a three year period commencing January 1, 2008.  The contingent cash consideration is calculated based on a formula applied to operating results and can range from zero to $3.8 million in each year.  Based upon 2008 results, the Company recorded a liability and increased goodwill by $1.5 million in December 2008 to reflect this purchase price adjustment.

The acquisitions have been accounted for as purchase business combinations. The Company’s Consolidated Financial Statements include the results of operations of the acquired companies since their respective acquisitions.

4.                                      STOCK-BASED EMPLOYEE COMPENSATION

The Company has adopted the following stock compensation plans from which broad-based employee grants may be made:  the priceline.com Incorporated 1997 Omnibus Plan (the “1997 Plan”), the priceline.com Incorporated 1999 Omnibus Plan (the “1999 Plan”) and the priceline.com Incorporated 2000 Employee Stock Option Plan (the “2000 Plan”), each of which provides for grants of share-based compensation as incentives and rewards to encourage employees, officers, consultants and directors in the long-term success of the Company.  The 1997 Plan, 1999 Plan and 2000 Plan provide for grants of share-based compensation to purchase up to 3,979,166, 9,195,833 and 1,000,000 shares of priceline.com common stock, respectively, at a purchase price equal to the fair value on the date of grant.

Stock-based compensation issued under the plans generally consists of non-qualified stock options, restricted stock, performance share units and restricted stock units.  Stock options are granted to employees at exercise prices equal to the fair value of the common stock at the date of grant and have a term of 10 years.  Generally, stock option grants to employees vest over three years from the grant date.  Restricted stock, performance share units and restricted stock units generally vest over periods from 1 to 4 years.  The Company issues new shares of common stock upon the issuance of restricted stock, the exercise of stock options and the vesting of restricted stock units and performance share units.

In addition, the Company has granted restricted stock and restricted stock units in shares of priceline.com International to certain managers of its European operations.  These awards generally vested over two to three years.

Stock-based compensation cost was approximately $40.5 million, $16.3 million and $14.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.  The related tax benefit was $6.3 million, $5.3 million and $5.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.  Included in the above amounts are stock-based compensation and related tax benefit for restricted stock and restricted stock units related to shares of priceline.com International (“PIL Share-Based Awards”).

The following table summarizes stock option activity during the year ended December 31, 2008:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(000’s)
Outstanding at December 31, 2007	1,905,000	$76.41	4.5	$127,641
Exercised	(257,977)	$21.35		$23,184
Forfeited/Expired	(21,279)	$45.35
Outstanding at December 31, 2008	1,625,744	$85.55	3.2	$55,753

No stock options were granted during the years ended December 31, 2008, 2007 or 2006.  The intrinsic value of stock options exercised was approximately $23.2 million, $46.5 million and $12.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.  As of December 31, 2008, all stock options were fully vested and exercisable so there is no future compensation cost to be recognized.

The following table summarizes the activity of unvested restricted stock, restricted stock units and performance share units (“Share-Based Awards”) during the year ended December 31, 2008:

Share-Based Awards	Shares	Weighted Average Grant Date Fair Value

Unvested at December 31, 2007	1,597,156	$60.37
Granted	292,812	$109.44
Vested	(164,893)	$28.23
Performance Shares Adjustment	211,337	$114.67
Forfeited	(134,262)	$105.00
Unvested at December 31, 2008	1,802,150	$74.33

The Company granted 292,812, 520,090 and 322,620 restricted shares, performance share units and restricted stock units during the years ended December 31, 2008, 2007 and 2006, respectively, with an aggregate grant-date fair value of approximately $32.0 million, $40.7 million and $8.1 million, respectively.  During the years ended December 31, 2008, 2007 and 2006, respectively, 164,893, 151,992 and 157,542 shares of restricted stock vested with a total grant date fair value of $4.7 million, $3.6 million and $3.5 million.

As of December 31, 2008, there was $74.5 million of total future compensation cost related to unvested Share-Based Awards to be recognized over a weighted-average period of 2.1 years.

The Share-Based Awards include 183,067 performance share units granted in 2008 to certain employees, with a weighted average grant date fair value of approximately $114.11 per share.  At December 31, 2008, there were 176,459 unvested performance share units outstanding, net of actual forfeitures, related to this 2008 grant.  The 176,459 units represent the current “target” number of shares of priceline.com common stock that may be issued to employees if the Company, and, with respect to certain grants, its subsidiaries, priceline.com International and Agoda, achieve certain financial performance goals.  The actual number of shares to be issued will be determined upon completion of the performance period, assuming there is no accelerated vesting for, among other things, a termination of employment under certain circumstances, or a change in control, and could range from 74,426 to an additional 478,840 shares over the “target” number of shares if the maximum performance threshold associated with the performance share units is met by the Company and/or its subsidiaries, as applicable.  Stock-based compensation related to the performance share units is recorded based upon the estimated probable outcome at the end of the performance period.  During the year ended December 31, 2008, the estimated probable number of shares to be issued at the end of the performance period was increased by 120,027 shares.  At December 31, 2008, the estimated number of probable shares to be issued, net of forfeitures, increased by 119,526 shares to a total of 295,985 shares.

In 2007, the Share-Based Awards granted included 276,110 performance share unit awards at a weighted average grant date fair value of approximately $96.73 per share.  At December 31, 2008, there were 240,082 unvested performance share units outstanding, net of actual forfeitures, related to this 2007 grant.  The 240,082 units represent the current “target” number of shares of priceline.com common stock that may be issued to employees if the Company, and, with respect to certain grants, its subsidiaries, priceline.com International and Agoda, achieve certain financial performance goals.  The actual number of shares to be issued will be determined upon completion of the performance period, assuming there is no accelerated vesting for, among other things, a termination of employment under certain circumstances, or a change in control, and could range from 98,832 to an additional 659,188 shares over the “target” number of shares if the maximum performance threshold associated with the performance share units is met by the Company and/or its subsidiaries, as applicable.  Stock-based compensation related to the performance share units is recorded based upon the estimated probable outcome at the end of the performance period.  During the years ended December 31, 2008 and 2007, the estimated probable number of shares to be issued at the end of the performance period was increased by 91,310 shares and 381,440 shares, respectively.  At December 31, 2008, the estimated number of probable shares to be issued, net of forfeitures, increased by 401,750 shares to a total of 641,832 shares.

In 2006, the Share-Based Awards granted included 164,095 performance awards at a weighted average grant date fair value of approximately $25.39 per share.  At December 31, 2008, there were 157,195 unvested performance share units outstanding, net of actual forfeitures, related to this 2006 grant.  The 157,195 units represent the current “target” number of shares of priceline.com common stock that may be issued to employees if the Company achieves certain financial performance versus a peer group of companies.  During the year ended December 31, 2006, the estimated probable number of shares to be issued at the end of the performance period was increased by 328,190 shares.  Based upon results achieved during the performance period which ended as of December 31, 2008, the Company estimates that 471,585 shares will be issued in the first quarter 2009 related to these performance share units.

At December 31, 2007, 46,459 shares were unvested for the PIL Share Based Awards.  All shares vested during 2008.  The weighted average grant date fair value of priceline.com International restricted stock based on exchange rates as of December 31, 2008 was $26.45 per share.  During the years ended December 31, 2007 and 2006, 20,228 and 23,382 shares of priceline.com International restricted stock vested with a total grant date fair value of approximately $0.7 million and $0.8 million, respectively.

5.                                       RESTRUCTURING

At December 31, 2008 and 2007, the Company had a restructuring liability of $1.0 million and $1.2 million, respectively, for the estimated remaining costs related to leased property vacated by the Company in 2000. During the first quarter of 2006, the Company recorded a $0.1 million restructuring charge based upon a re-evaluation of the estimated disposal costs related to the vacated leased property.  The Company estimates that, based on current available information, the remaining net cash outflows associated with its restructuring related commitments will be paid in 2009-2011. The current portion of the restructuring accrual in the amount of $0.7 million at December 31, 2008 and 2007 is recorded in “Accrued expenses and other current liabilities” and the non-current portion of $0.3 million and $0.5 million at December 31, 2008 and 2007, respectively, is recorded in “Other long-term liabilities” on the Company’s Consolidated Balance Sheet.

6.                                       INVESTMENTS

The following table summarizes, by major security type, the Company’s short-term investments as of December 31, 2008 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value

Foreign government securities	$64,027	$—	$(23)	$64,004
U.S. government securities	33,391	102	—	33,493
Corporate debt securities	1,392	—	(1)	1,391

Total	$98,810	$102	$(24)	$98,888

Long-term investments amounting to $0.2 million and $2.5 million as of December 31, 2008 and 2007, respectively, were comprised of corporate notes with a maturity date greater than one year and are included in “Other assets” on the Company’s Consolidated Balance Sheet.   During the year ended December 31, 2008, the Company recorded an other-than-temporary impairment in the value of a corporate note included in long-term investments in the amount of $0.8 million.  The loss is recorded in “Foreign currency transactions and other” in the Company’s Consolidated Statement of Operations. The long-term investments are recorded net of unrealized losses of approximately $0.2 million as of December 31, 2007.  There were no material realized gains or losses related to investments for the years ended December 31, 2008, 2007 and 2006.

The Company’s short-term investments as of December 31, 2007 were as follow (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value

Corporate debt securities	$31,080	$21	$(18)	$31,083
State government and agency securities	79,020	—	—	79,020
U.S. government and agency securities	9,461	49	—	9,510
Foreign government securities	2,898	—	(12)	2,886

Total	$122,459	$70	$(30)	$122,499

7.             FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted SFAS 157, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.  The standard describes three levels of inputs that may be used to measure fair value:

Level 1:        Quoted prices in active markets that are accessible by the Company at the measurement date for identical assets and liabilities.

Level 2:        These prices are not directly accessible by the Company.  Such prices may be based upon quoted prices in active markets or inputs not quoted on active markets, but corroborated by market data.

Level 3:        Unobservable inputs are used when little or no market data is available.

Financial assets and liabilities carried at fair value as of December 31, 2008 are classified in the table below in the categories described above:

Dollars in Thousands	Level 1	Level 2	Total
Short-term investments	$97,497	$1,391	$98,888
Long-term investments	—	206	206
Foreign exchange derivative assets	—	7,490	7,490
Total assets at fair value	$97,497	$9,087	$106,584

Fair values for investments in U.S. Treasury and foreign government securities are considered “level 1” valuations because the Company has access to quoted prices in active markets as of the measurement date.   Fair values for other investments are considered “level 2” instrument valuations because they are obtained from professional pricing sources for these or comparable instruments, rather than direct observation of quoted prices in active markets.  As of December 31, 2008, the Company did not have any “level 3” assets or liabilities without observable market values that would require a high level of judgment to determine fair value. The Company’s derivative instruments are valued using pricing models. Pricing models take into account the contract terms as well as multiple inputs where applicable, such as interest rate yield curve, option volatility and currency rates. The Company’s derivative instruments are typically short-term in nature.

As of December 31, 2008, the carrying value of the Company’s cash and cash equivalents approximated their fair value and consisted primarily of AAA-rated U.S. Treasury money market funds, foreign government securities and bank deposits.

8.                                       ACCOUNTS RECEIVABLE RESERVES

The Company accrues for costs associated with purchases made on its websites by individuals using fraudulent credit cards and for other amounts “charged back” as a result of payment disputes.  The Company also records a provision for uncollectible agency commissions principally receivable from hotels related to agency reservations.  Changes in accounts receivable reserves consisted of the following (in thousands):

	For the Year Ended December 31,
	2008	2007	2006

Balance, beginning of year	$2,309	$1,651	$1,377
Provision charged to expense	13,113	4,886	5,071
Charge-offs and adjustments	(6,695)	(4,343)	(4,904)
Currency translation adjustment	(298)	115	107
Balance, end of year	$8,429	$2,309	$1,651

The increased bad debt provision in 2008 was due to slower payment of agency commissions by hotels and to reflect the potential for increased losses resulting from the worldwide recession and the related impact on the financial health of our hotel partners. In addition, the Company incurred $1.5 million of credit card chargebacks associated with the bankruptcy of two airline suppliers and a higher level of chargeback activity at Agoda, which the Company acquired in November 2007.

9.             NET INCOME PER SHARE

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

Prior to the Company executing an exchange offer in November 2006 that modified certain terms in the 1% Notes and 2.25% Notes, such notes were convertible into a fixed amount of common stock if certain specified conditions were met. Pursuant to EITF 04-08 “Effect of Contingently Convertible Debt on Diluted Earnings per Share”, these convertible notes were included in the calculation of diluted earnings per share if their inclusion was dilutive to earnings per share under the “if-converted” method for the year ended December 31, 2006.

A reconciliation of net income and the weighted average number of shares outstanding used in calculating diluted earnings per share is as follows (in thousands):

	For the Year Ended December 31,
	2008	2007	2006
Net income applicable to common stockholders	$193,473	$155,527	$72,539
Interest expense on Convertible Senior Notes	—	—	2,668

	$193,473	$155,527	$75,207

Weighted average number of basic common shares outstanding	39,299	37,671	38,650
Weighted average dilutive stock options, restricted stock, restricted stock units and performance share units	1,689	1,478	1,101
Assumed conversion of Convertible Senior Notes	7,683	6,355	4,971
Weighted average number of diluted common and common equivalent shares outstanding	48,671	45,504	44,722

Anti-dilutive potential common shares	5,905	9,969	12,780

Anti-dilutive potential common shares for the years ended December 31, 2008, 2007 and 2006 includes approximately 4.0 million shares, 7.9 million shares and 9.3 million shares, respectively, that could be issued under the Company’s convertible debt if the Company experiences substantial increases in its common stock price. Under the treasury stock method, the convertible notes will generally have a dilutive impact on net income per share if the Company’s average stock price for the period exceeds the conversion price for the convertible notes. As an example, at stock prices of $40 per share, $60 per share, $80 per share and $100 per share, common equivalent shares would include approximately 0.1 million, 3.3 million, 5.0 million and 6.0 million equivalent shares, respectively, related to the convertible notes (excluding the offsetting impact of the Convertible Spread Hedges — see Note 13).  The Conversion Spread Hedges increase the effective conversion price of the Company’s Convertible Senior Notes due September 30, 2011 and September 30, 2013 from $40.38 to $50.47 per share from the Company’s perspective and are designed to reduce potential dilution upon conversion of the Convertible Senior Notes at maturity.  Since the beneficial impact of the Conversion Spread Hedges is anti-dilutive it is excluded from the calculation of net income per share.

10.           PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2008 and 2007 consists of the following (in thousands):

	2008	2007	Estimated Useful Lives (years)
Computer equipment and software	$94,580	$76,343	Up to 3
Office equipment, furniture and fixtures and leasehold improvements	11,523	10,178	3 to 7
Total	106,103	86,521
Less: accumulated depreciation and amortization	(76,699)	(59,433)
Property and equipment, net	$29,404	$27,088

Fixed asset depreciation and amortization expense was approximately $14.4 million, $11.8 million and $10.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

11.                                 INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets consist of the following (in thousands):

	December 31, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period	Weighted Average Useful Life

Supply and distribution agreements	$197,414	$(42,217)	$155,197	$191,612	$(34,684)	$156,928	13 years	13 years

Technology	23,099	(17,784)	5,315	27,865	(21,191)	6,674	3 years	3 years

Patents	1,489	(1,170)	319	1,489	(1,133)	356	15 years	15 years

Customer lists	17,801	(11,662)	6,139	12,280	(10,546)	1,734	2 – 3 years	2 years

Internet domain names	6,453	(1,988)	4,465	6,453	(1,343)	5,110	10 years	10 years

Trade names	27,071	(5,454)	21,617	15,317	(4,007)	11,310	5-20 years	17 years

Other	1,459	(1,280)	179	1,725	(1,089)	636	1 – 15 years	7 years
Total intangible assets	$274,786	$(81,555)	$193,231	$256,741	$(73,993)	$182,748

Intangible assets with determinable lives are amortized on a straight-line basis.  Intangible assets amortization expense was approximately $28.8 million, $25.7 million and $24.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The annual estimated amortization expense for intangible assets for the next five years and thereafter is expected to be as follows (in thousands):

2009	$24,586
2010	21,699
2011	18,399
2012	17,411
2013	17,038
Thereafter	94,098
$193,231

A substantial majority of the Company’s goodwill relates to its acquisitions of Booking.com Limited in 2004, Booking.com B.V. in 2005 and subsequent purchases of the minority interest in their parent company, priceline.com International.

A roll forward of goodwill for the years ended December 31, 2008 and 2007 consists of the following (in thousands):

	2008	2007

Balance, beginning of year	$287,159	$226,707
Acquisitions	—	17,773
Purchase of minority interest	84,686	33,220
Additional purchase price under earn-out	1,500	—
Adjustment to pre-acquisition liabilities	599	—
Currency translation adjustments	(47,081)	9,459
Balance, end of year	$326,863	$287,159

Impairment tests performed in 2008 and 2007 did not result in any adjustments to the carrying value of goodwill or intangible assets.

12.                                 OTHER ASSETS

Other assets at December 31, 2008 and 2007 consist of the following (in thousands):

	2008	2007

Investment in pricelinemortgage.com	$8,918	$9,229
Deferred debt issuance costs	6,316	10,032
Long-term investments	206	2,451
Other	1,245	630
Total	$16,685	$22,342

Investment in pricelinemortgage.com represents the Company’s 49% equity investment in pricelinemortgage.com and, accordingly, the Company recognizes its pro rata share of pricelinemortgage.com’s operating results, not to exceed an amount that the Company believes represents the investment’s estimated fair value.  The Company recognized approximately $311,000, $321,000 and $80,000 of losses from its investment in pricelinemortgage.com for the years ended December 31, 2008, 2007 and 2006, respectively.  The Company earned an insignificant amount of advertising fees from pricelinemortgage.com for the years ended December 31, 2008, 2007 and 2006.

Deferred debt issuance costs arose from the Company’s issuance of $125 million aggregate principal amount of 1% Notes in August 2003, $100 million aggregate principal amount of 2.25% Notes in September 2004, $172.5 million aggregate principal amount of 0.5% Notes in September 2006, $172.5 million of aggregate principal amount 0.75% Notes in September 2006 and a $175 million revolving credit facility in September 2007.  Deferred debt issuance costs are being amortized using the effective interest rate method over the term of approximately five years, except for the 0.75% Notes, which are amortized over their term of seven years.  The period of amortization for the Company’s debt issue costs was determined at inception of the related debt agreements to be the stated maturity date or the first stated put date, if earlier.  Debt issuance costs written off in the year ended December 31, 2008 related to early conversion of convertible debt amounted to $0.9 million.

Long-term investments amounting to $0.2 million and $2.5 million as of December 31, 2008 and 2007, respectively, were comprised of corporate notes and U.S. government securities with a maturity date greater than one year.

13.           DEBT

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

The revolving credit facility provides for the issuance of up to $50.0 million of letters of credit as well as borrowings on same-day notice, referred to as swingline loans, which are available in U.S. dollars, Euros, Pounds Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility will be used for working capital and general corporate purposes.  As of December 31, 2008, there were no borrowings outstanding under the facility and the Company has issued approximately $2.3 million of letters of credit under the revolving credit facility.

Convertible Debt

The Company’s convertible debt is convertible into the Company’s common stock subject to certain conditions.  Based upon the closing price of the Company’s common stock for the prescribed measurement periods during the three months ended December 31, 2008 and 2007, the contingent conversion thresholds on each of the Company’s convertible senior note issues were exceeded. As a result, the notes are convertible at the option of the holder as of December 31, 2008 and 2007 and, accordingly, have been classified as a current liability on the Company’s Consolidated Balance Sheet as of those dates.  However, contingencies continue to exist regarding the holders’ ability to convert such notes in future quarters.  The determination of whether or not the notes are convertible must continue to be performed on a quarterly basis.  Consequently, the convertible debt may not be convertible in future quarters, and therefore may again be classified as long-term debt, if the contingent conversion thresholds are not met in such quarters.  In cases where holders decide to convert prior to the maturity date or first stated put date, the Company writes off the proportionate amount of remaining debt issue costs.  If the note holders exercise their option to convert, the Company would deliver cash to repay the principal amount of the notes and would deliver cash or shares of common stock, at its option, to satisfy the conversion value in excess of the principal amount.

In the year ended December 31, 2008, approximately $125.0 million aggregate principal amount of the 1% Notes, $37.9 million aggregate principal amount of 2011 Notes, $14.0 million aggregate principal amount of 2013 Notes and $30,000 of the 2.25% Notes were converted.  The Company delivered cash of $176.9 million to repay the principal amount and issued 2,264,136 shares in satisfaction of the conversion value in excess of the principal amount.  The Company also received notices of conversion from the holders of approximately $8.0 million of the 2.225% Notes, which are expected to be settled in the first quarter of 2009.  In August 2008, the Company exercised its right to redeem the 1% Notes, however, the holders of all of the then-outstanding 1% Notes tendered their notes for conversion prior to the redemption date.  Debt issuance costs written off in the year ended December 31, 2008 related to converted debt amounted to approximately $0.9 million.   As of December 31, 2008, the estimated market value of the outstanding senior notes was approximately $742 million.  Substantially all of the market value of the Company’s debt in excess of the carrying value relates to the conversion premium on the bonds.

Convertible debt consists of the following as of December 31, 2008 and 2007 (in thousands):

	December 31, 2008	December 31, 2007
$125 million aggregate principal amount of 1.00% Convertible Senior Notes due August 2010	$—	$124,846
$172.5 million aggregate principal amount of 0.50% Convertible Senior Notes due September 2011	134,565	172,500
$172.5 million aggregate principal amount of 0.75% Convertible Senior Notes due September 2013	158,500	172,500
$100 million aggregate principal amount of 2.25% Convertible Senior Notes due January 2025	99,920	99,950

	$392,985	$569,796

The $125 million aggregate principal amount of Convertible Senior Notes due August 1, 2010, with an interest rate of 1.00% (the “1% Notes”) were convertible, subject to certain conditions, into the Company’s common stock at a conversion price of approximately $40.00 per share. Prior to August 1, 2008, the 1% Notes were convertible if the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading days ending on the first day of a conversion period was more than 110% of the then current conversion price of the 1% Notes, or after August 1, 2008, if the closing price of the Company’s common stock is more than 110% of the then current conversion price of the 1% Notes.  Both of these conditions have been met and, as discussed above, holders of all the outstanding 1% Notes have tendered their 1% Notes for conversion during 2008.

In November 2003, the Company entered into an interest rate swap agreement whereby it swapped the fixed 1% interest on its 1% Notes for a floating interest rate based on the 3-month U.S. Dollar LIBOR, minus the applicable margin of 221 basis points, on $45 million notional value of debt. In May 2008, the Company terminated the swap agreement and received a payment in the amount of $0.1 million representing the estimated fair value, including net accrued interest. Hedge ineffectiveness was not significant in the years ended December 31, 2008, 2007 and 2006. The fair value of the swap as of December 31, 2007 was a liability of approximately $0.1 million and was recorded in accrued expenses and other current liabilities with a related adjustment to the carrying value of debt.

In 2006, the Company issued in a private placement $172.5 million aggregate principal amount of Convertible Senior Notes due September 30, 2011, with an interest rate of 0.50% (the “2011 Notes”), and $172.5 million aggregate principal amount of Convertible Senior Notes due September 30, 2013, with an interest rate of 0.75% (the “2013 Notes”).  The 2011 Notes and the 2013 Notes are convertible, subject to certain conditions, into the Company’s common stock at a conversion price of approximately $40.38 per share. The 2011 Notes and the 2013 Notes are convertible, at the option of the holder, prior to June 30, 2011 in the case of the 2011 Notes, and prior to June 30, 2013 in the case of the 2013 Notes, upon the occurrence of specified events, including, but not limited to a change in control, or if the closing sale price of the Company’s common stock for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 120% of the applicable conversion price in effect for the notes on the last trading day of the immediately preceding quarter. In the event that all or substantially all of the Company’s common stock is acquired on or prior to the maturity of the 2011 Notes or the 2013 Notes, in a transaction in which the consideration paid to holders of the Company’s common stock consists of all or substantially all cash, the Company would be required to make additional payments in the form of additional shares of common stock to the holders of the 2011 Notes and the 2013 Notes, collectively, in aggregate value ranging from $0 to approximately $45.2 million depending upon the date of the transaction and the then current stock price of the Company.  No additional payments are due at stock prices in excess of $100 per share.  As of June 30, 2011, with respect to the 2011 Notes, and as of June 30, 2013, with respect to the 2013 Notes, holders shall have the right to convert all or any portion of such security. Neither the 2011 Notes nor the 2013 Notes may be redeemed by the Company prior to maturity. The holders may require the Company to repurchase the 2011 Notes and the 2013 Notes for cash in certain circumstances. Interest on the 2011 Notes and the 2013 Notes is payable on March 30 and September 30 of each year.

In 2006, the Company entered into hedge transactions relating to potential dilution of the Company’s common stock upon conversion of the 2011 Notes and the 2013 Notes (the “Conversion Spread Hedges”). Under the Conversion Spread Hedges, the Company is entitled to purchase from Goldman Sachs and Merrill Lynch approximately 8.5 million shares of the Company’s common stock (the number of shares underlying the 2011 Notes and the 2013 Notes) at a strike price of $40.38 per share (subject to adjustment in certain circumstances) in 2011 and 2013, and the counterparties are entitled to purchase from the Company approximately 8.5 million shares of the Company’s common stock at a strike price of $50.47 per share (subject to adjustment in certain circumstances) in 2011 and 2013.  The Conversion Spread Hedges increase the effective conversion price of the 2011 Notes and the 2013 Notes to $50.47 per share from the Company’s perspective and are designed to reduce the potential dilution upon conversion of the 2011 Notes and the 2013 Notes. If the market value per share of the Company’s common stock at maturity is above $40.38, the Conversion Spread Hedge will entitle the Company to receive from the counterparties net shares of the Company’s common stock based on the excess of the then current market price of the Company’s common stock over the strike price of the hedge (up to $50.47). Holders of the 2011 Notes and the 2013 Notes do not have any rights with respect to the Conversion Spread Hedges. The Conversion Spread Hedges are separate transactions entered into by the Company with the counterparties, are not part of the terms of the Notes and will not affect the holders’ rights under the 2011 Notes and the 2013 Notes. The Conversion Spread Hedges are exercisable at dates coinciding with the scheduled maturities of the 2011 Notes and 2013 Notes. The Conversion Spread Hedges do not immediately hedge against the associated dilution from conversions of the Notes prior to their stated maturities.  Therefore, if the holders of the 2011 Notes or the 2013 Notes elect to convert all or a portion of their notes prior to maturity, the Company will be obligated to immediately deliver any related conversion premium in shares of common stock or a combination of cash and shares.  However, the hedging counterparties will not be obligated to deliver the Company shares or cash that would offset the dilution associated with the early conversion activity until 2011 and 2013.  Because of this potential timing difference, it is possible that the number of shares, if any, that the Company receives from its Conversion Hedge Spread could differ materially from the number of shares, if any, that it is required to deliver to holders of the Notes upon their early conversion.  This potential difference in timing potentially makes the hedges ineffective, which could negatively impact the Company’s future diluted shares outstanding and diluted earnings per share.

The $100 million aggregate principal amount of Convertible Senior Notes due January 15, 2025, with an interest rate of 2.25% (the “2.25% Notes”) are convertible, subject to certain conditions, into the Company’s common stock at a conversion price of approximately $37.95 per share. The 2.25% Notes will be convertible if, on or prior to January 15, 2020, the closing sale price of the Company’s common stock for at least 20 consecutive trading days in the period of 30 consecutive trading days ending on the first day of a conversion period is more than 120% of the then current conversion price of the 2.25% Notes. The 2.25% Notes are also convertible in certain other circumstances, such as a change in control of the Company. In the event that all or substantially all of the Company’s common stock is acquired on or prior to January 15, 2010, in a transaction in which the consideration paid to holders of the Company’s common stock consists of all or substantially all cash, the Company would be required to make additional payments in the form of common shares to the holders of the 2.25% Notes of amounts ranging from $0 to $10.5 million depending upon the date of the transaction and the then current stock price of the Company. Based on the stock price at December 31, 2008, the Company would be required to make $2.5 million in additional payments.  In addition, the 2.25% Notes will be redeemable at the Company’s option beginning January 20, 2010, and the holders may require the Company to repurchase the 2.25% Notes on

January 15, 2010, 2015 or 2020, or in certain other circumstances. Interest on the 2.25% Notes is payable on January 15 and July 15 of each year.

14.           TREASURY STOCK

In the fourth quarter of 2005, the Company’s Board of Directors authorized the repurchase of up to $50 million of the Company’s common stock from time to time in the open market or in privately negotiated transactions. In addition, in the third quarter of 2006, the Company’s Board of Directors authorized the repurchase of up to an additional $150 million of the Company’s common stock with a portion of the proceeds from the issuance of the 2011 Notes and the 2013 Notes. The Company’s Board of Directors has also given the Company the general authorization to repurchase shares of its common stock to satisfy employee withholding tax obligations related to stock-based compensation.

Under these programs, the Company repurchased approximately 4.1 million shares of its common stock at an aggregate cost of $134.7 million in the year ended December 31, 2006, at prevailing market prices. Repurchases of 38,640, 43,358 and 40,496 shares at an aggregate cost of approximately $4.4 million, $2.6 million and $1.1 million were made in the years ended December 31, 2008, 2007 and 2006, respectively, to satisfy employee withholding taxes related to stock-based compensation.

The Company may make additional repurchases of shares under its stock repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors. Whether and when to initiate and/or complete any purchase of common stock and the amount of common stock purchased will be determined in the Company’s complete discretion. As of December 31, 2008, there were approximately 6.7 million shares of the Company’s common stock held in treasury.

15.           REDEEMABLE PREFERRED STOCK

There were 13,470 shares of Series B Preferred Stock outstanding as of December 31, 2006, with an aggregate liquidation preference of approximately $13.5 million and a semi-annual dividend requirement of 40,240 shares of common stock.  In the first quarter of 2007, Delta Air Lines, Inc. exercised warrants to purchase 756,199 shares of the Company’s common stock by surrendering 13,470 shares of Series B Preferred Stock, representing all of the remaining outstanding shares of Series B Preferred Stock.  In the three months ended March 31, 2007, the Company issued a final pro-rated dividend to Delta Airlines, Inc. in the amount of 34,874 shares of common stock. The exercise of the warrant was a non-cash transaction.  The Company recorded non-cash dividends of approximately $1.6 million and $1.9 million for the years ended December 31, 2007 and 2006, respectively.

16.           MINORITY INTERESTS

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

The holders of the minority interest in priceline.com International had the right to put their shares to the Company and the Company had the right to call their shares at a purchase price reflecting the fair value of the shares at the time of the exercise of the put or call right.  Subject to certain exceptions, the shares were subject to the put and call options in March and August 2008.  In April 2008, in connection with the March 2008 put and call options, the Company repurchased 62,020 shares underlying minority interest with a carrying value of $3.6 million for an aggregate purchase price of approximately $30.9 million based upon fair value.   In September 2008, in connection with the August 2008 put and call options, the Company repurchased all of the remaining outstanding 253,693 shares underlying minority interest with a carrying value of $17.4 million for an aggregate purchase price of approximately $123.2 million based upon fair value.  In 2007 and 2006, the Company repurchased shares underlying minority interest with a carrying value of $13.6 million and $7.9 million, respectively, for an aggregate purchase price of $76.0 million and $19.8 million, respectively, based upon fair value.  As a result of the September 2008 purchase, there is no longer any minority interest in priceline.com International.  The purchases have been accounted for as step acquisitions and accordingly, the excess of the purchase price over the carrying value is recorded as an increase of intangible assets, deferred income taxes and goodwill based upon preliminary estimated values.

17.           INCOME TAXES

Domestic pre-tax income was $85.6 million, $25.9 million and $27.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.  Foreign pre-tax income was $210 million, $119.1 million and $34.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The income tax expense (benefit) for the year ended December 31, 2008 is as follows (in thousands):

	Current	Deferred	Total

Federal	$2,155	$29,308	$31,463
State	401	6,819	7,220
Foreign	67,716	(7,991)	59,725

Total:	$70,272	$28,136	$98,408

The income tax expense (benefit) for the year ended December 31, 2007 is as follows (in thousands):

	Current	Deferred	Total

Federal	$762	$(38,820)	$(38,058)
State	—	2,042	2,042
Foreign	35,142	(11,185)	23,957

Total:	$35,904	$(47,963)	$(12,059)

The income tax expense (benefit) for the year ended December 31, 2006 is as follows (in thousands):

	Current	Deferred	Total

Federal	$571	$(8,363)	$(7,792)
State	(48)	(9,164)	(9,212)
Foreign	14,894	(10,278)	4,616

Total:	$15,417	$(27,805)	$(12,388)

At December 31, 2008, the Company had approximately $3 billion of net operating loss carryforwards (“NOLs”) for U.S. federal income tax purposes mainly expiring from December 31, 2019 to 2021.  The utilization of these NOL’s is subject to limitation under Section 382 of the Internal Revenue Code and is also dependent upon the Company’s ability to generate sufficient future taxable income.

Section 382 imposes limitations on the availability of a company’s net operating losses after a more than 50 percentage point ownership change occurs.  The Section 382 limitation is based upon certain conclusions pertaining to the dates of ownership changes and the value of the Company on the dates of the ownership changes.  As a result of a study, it was determined that ownership changes, as defined in Section 382, occurred in 2000 and 2002.  The amount of the Company’s net operating losses incurred prior to each ownership change is limited based on the value of the Company on the respective dates of ownership change.  It is estimated that the effect of Section 382 will generally limit the total cumulative amount of net operating loss available to offset future taxable income to approximately $1.5 billion.  Pursuant to Section 382, subsequent ownership changes could further limit this amount.

As required by SFAS No. 109, “Accounting for Income Taxes,” the Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of these deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future income, the carryforward periods available for tax reporting purposes, and other relevant factors. Based upon such assessments, in the years ended December 31, 2007 and 2006, the Company recorded non-cash income tax benefits in the amount of $47.9 million and $28.1 million, respectively, resulting from a reversal of a portion of its valuation allowance on its domestic deferred tax assets.  In addition, the Company recognized $3.6 million of deferred tax assets in 2007 related to foreign capital allowance deductions that are considered more likely than not to be realized.  Despite robust growth in the Company’s domestic earnings during 2008, the valuation allowance has not been reduced due to the inherent uncertainty and the likely negative potential impact the worldwide recession will have on our future operating results and future realization of our deferred tax assets.  The deferred tax asset at December 31, 2008 and 2007 amounted to $196.0 million and $232.6 million, respectively.  It is more likely than not that the remaining deferred tax assets will not be realized and, accordingly, a valuation allowance remains against those assets.  The valuation allowance may need to be adjusted in the future if facts and circumstances change, causing a reassessment of the amount of deferred tax assets more likely than not to be realized.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2008 and 2007 are as follows (in thousands):

	2008	2007
Deferred tax assets/(liabilities):
Net operating loss carryforward — U.S.	$1,005,356	$1,048,647
IRC 382 Disallowance	(485,192)	(485,192)
	520,164	563,455
Net operating loss carryforward — Foreign	22,808	27,177
Fixed assets	3,368	4,113
Investments	5,170	5,158
Accrued expenses	6,298	4,206
Stock-based compensation	9,205	6,207
Other	6,899	5,016
Subtotal	573,912	615,332

Intangible assets and other	(48,933)	(46,502)
Deferred tax assets	524,979	568,830
Less valuation allowance on deferred tax assets	(377,875)	(382,781)
Net deferred tax assets	$147,104	$186,049

The Company has recorded a deferred tax liability in the amount of $48.9 million and $46.5 million at December 31, 2008 and 2007, respectively, primarily related to the assignment of estimated fair value to certain purchased identifiable intangible assets associated with the acquisitions of Booking.com Limited, Booking.com B.V. and priceline.com Mauritius Company Limited (formerly known as the Agoda Company, Ltd.).  Income tax benefits in the amount of $1.3 million and $3.0 million, respectively, were recorded in 2007 and 2006 resulting from the impact on deferred taxes of enacted reductions in certain foreign statutory tax rates.  At December 31, 2008, no provision had been made for U.S. taxes on approximately $268.0 million of foreign earnings that are expected to be reinvested indefinitely.  Estimating the tax liability that would arise if these earnings were repatriated is not practicable at this time.

The valuation allowance decreased by approximately $5 million for the year ended December 31, 2008, primarily as a result of foreign currency exchange rate fluctuations of $7 million on the Company’s foreign net operating loss carryforwards, partially offset by $2 million additional valuation allowance recognized on a foreign net operating loss.  The valuation allowance decreased by approximately $62 million and $38 million for the years ended December 31, 2007 and 2006, respectively, resulting primarily from a reversal of a portion of its valuation allowance to adjust the estimated amount of deferred tax assets more likely than not to be realized.

At December 31, 2008, the Company has approximately $667.2 million of state net operating loss carryforwards that expire mainly between 2020 and 2021, 3.4 million of foreign net operating loss carryforwards that expire in 2028, and approximately $76.1 million of foreign net operating loss carryforwards and $5.8 million of foreign capital allowance carryforwards that do not expire.    At December 31, 2008, the Company also had approximately $1.4 million of U.S. research credit carryforwards that expire from December 31, 2019 to December 31, 2020 and are also subject to annual limitation.  Approximately $1.9 billion of the federal NOL tax benefits were generated through equity-related transactions, including equity-based compensation and stock warrants and would be a recorded as an increase to additional paid-in capital if subsequently utilized.

                The effective income tax rate of the Company is different from the amount computed using the expected U.S. statutory federal rate of 35% as a result of the following items (in thousands):

	2008	2007	2006
Income tax expense (benefit) at federal statutory rate	$102,158	$50,758	$21,727
Adjustment due to:
State taxes	4,652	1,327	1,347
Intercompany interest expense	(2,134)	(3,534)	(3,384)
Foreign statutory rate reduction	12	(1,260)	(3,006)
Foreign rate differential	(18,947)	(11,059)	(2,059)
Other	10,830	3,174	1,091
Increase (decrease) in valuation allowance	1,837	(51,465)	(28,104)

Income tax expense (benefit)	$98,408	$(12,059)	$(12,388)

The Company accounts for uncertain tax positions pursuant to the provisions of FASB issued Interpretation No. 48, “Uncertainty in Income Taxes” (“FIN 48”). FIN 48 applies to all income tax positions and provides for a two-step approach of recognition and measurement. The first step involves assessing whether the tax position is more likely than not to be sustained upon examination based upon its technical merits. The second step involves measurement of the amount to recognize. Tax positions that meet the more likely than not threshold are measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate finalization with the taxing authority. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations or cash flow.  Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48.

The Company’s U.K., Netherlands, U.S. Federal and Connecticut income tax returns, constituting the returns of the major taxing jurisdictions, are subject to examination by the taxing authorities for all open years as prescribed by applicable statute. No income tax waivers have been executed that would extend the period subject to examination beyond the period prescribed by statute.

18.           COMMITMENTS AND CONTINGENCIES

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

City of Los Angeles v. Hotels.com, Inc., et al.:  On December 30, 2004, a putative class action complaint was filed in the Superior Court for the County of Los Angeles by the City of Los Angeles on behalf of itself and an alleged class of California cities, counties and other municipalities that have enacted occupancy taxes.  In addition to the tax claims, the complaint also asserts unfair competition claims under California Business and Professions Code § 17200, et seq. (“Section 17200”).  On August 31, 2005, the City of Los Angeles filed an amended complaint adding a claim for a declaratory judgment.  On September 26, 2005, the court sustained the defendants’ demurrers on grounds of improper joinder of defendants and claims, and therefore, dismissed the amended complaint, with leave to file a second amended complaint.  On February 8, 2006, the City of Los Angeles filed a second amended complaint that asserts the same claims but includes additional allegations of fact.  On March 27, 2006, at the direction of the court, the defendants filed renewed demurrers to the second amended complaint on grounds of improper joinder of defendants and claims.  On March 31, 2006, the defendants filed a petition to coordinate this matter with the City of San Diego case (discussed below).  On July 12, 2006, that petition was granted, and, as a result, this case and the City of San Diego case will now proceed in the Superior Court of Los Angeles.   On January 17, 2007, the defendants filed demurrers to the City of Los Angeles’ second amended complaint on all issues other than misjoinder of defendants and claims.  On March 1, 2007, the court denied defendants’ previously-filed demurrers on grounds of improper joinder of defendants and claims.  On March 2, 2007, the City of Los Angeles filed a third amended complaint.  On April 11, 2007, the defendants filed renewed demurrers to the third amended complaint.  On July 27, 2007, the court sustained the defendants’ demurrers and dismissed the City’s third amended complaint without prejudice to re-filing upon the exhaustion of the City’s mandatory administrative procedures for tax collection, and stayed the action pending such exhaustion.  The City has not yet completed those administrative procedures.

City of Rome, Georgia, et al., v. Hotels.com, L.P., et al.:  On November 18, 2005, a putative class action complaint was filed in the United States District Court for the Northern District of Georgia by the City of Rome, Hart County and the City of Cartersville on behalf of themselves and a putative class of Georgia cities, counties and governments which have enacted transient occupancy taxes and/or excise taxes on lodging.  In addition to the tax claims, the complaint also asserts claims for violation of Georgia’s Uniform Deceptive and Unfair Trade Practices Act, conversion, unjust enrichment, a constructive trust and a declaratory judgment.  On February 6, 2006, the Company and certain other defendants moved to dismiss the complaint.  On May 8, 2006, the court granted defendants’ motion to dismiss all claims relating to the Georgia sales and use tax and denied defendants’ motion to dismiss the excise tax claims.  The plaintiffs filed an amended complaint on June 7, 2006 naming additional plaintiffs.  On February 9, 2007, the defendants moved for summary judgment on the plaintiffs’ claims for plaintiffs’ failure to exhaust the administrative procedures required by Georgia law and plaintiffs’ respective ordinances.  On May 10, 2007, the court denied the defendants’ motion but concluding that plaintiffs were required to estimate, assess and attempt to collect the taxes at issue.  The court stayed further litigation to permit plaintiffs to comply with those administrative procedures.  On March 26, 2008, certain of the plaintiffs in the City of Rome action sent the defendants, including the Company and its subsidiaries, proposed assessments of hotel occupancy tax.  The Company and its subsidiaries promptly responded on March 31, 2008.  Certain of the plaintiffs in the City of Rome action sent the defendants, including the Company and its subsidiaries, renewed assessments.  The administrative process of those plaintiffs remains ongoing and the action remains stayed pending the decision of the Georgia Supreme Court in City of Atlanta, Georgia v. Hotels.com L.P., et al. (described below).

Pitt County v. Hotels.com, L.P., et al.:  On December 1, 2005, a putative class action complaint was filed in the North Carolina General Court of Justice, Superior Court Division by Pitt County on behalf of itself and a putative class of North Carolina political subdivisions that impose occupancy taxes.  In addition to the tax claims, the complaint also asserts claims for violation of North Carolina General Statute § 75-1, et seq., conversion, a constructive trust and a declaratory judgment.  On February 13, 2006, the defendants removed this action to the United States District Court for the Eastern District of North Carolina.  On March 13, 2006, the defendants moved to dismiss the complaint.  On March 29, 2007, the court denied defendants’ motion to dismiss the complaint.  On April 13, 2007, the defendants moved for reconsideration of that decision or, in the alternative, interlocutory appeal.  On August 13, 2007, the court granted defendants’ motion for reconsideration of the court’s prior order denying the defendants’ motion to dismiss, and dismissed the action in its entirety.  On September 6, 2007, Pitt County filed a notice of appeal of that decision to the United States Court of Appeals for the Fourth Circuit.  On January 14, 2009, the United States Court of Appeals for the Fourth Circuit affirmed the district court’s decision rejecting Pitt County’s tax claims.  On January 27, 2009, the County filed a petition for re-hearing en banc.  On February 10, 2009, the petition for re-hearing en banc was denied.

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

Louisville/Jefferson County Metro Government v. Hotels.com, L.P., et al.:  On September 21, 2006, a putative class action was filed in the United States District Court for the Western District of Kentucky by the Louisville/Jefferson County Metro Government on behalf of itself and a putative class of Kentucky cities, counties and townships that have enacted transient room taxes.  In addition to the tax claims, the complaint also asserts claims for conversion, money had and received, unjust enrichment, a constructive trust, and a declaratory judgment.  On December 15, 2006, the plaintiff moved to amend the complaint to make certain changes to the identity of the defendants. That motion was granted, and, on January 8, 2007, plaintiff filed its amended complaint.  On December 22, 2006, the defendants moved to dismiss the original complaint, and, on January 17, 2007, renewed their motion to dismiss with respect to the amended complaint.  On August 10, 2007, the court denied the defendants’ motion to dismiss.  On September 13, 2007, the defendants answered.  On October 26, 2007, the defendants filed a motion for reconsideration of the court’s order denying the defendants’ motion to dismiss, or, in the alternative, certification of interlocutory appeal to the Kentucky Supreme Court or the United States Court of Appeals for the Sixth Circuit.  On November 9, 2007, the plaintiff moved to strike the defendants’ motion for reconsideration.  On February 20, 2008, the Lexington-Fayette Urban County Government (“Lexington”) filed a motion to intervene in this action as an additional plaintiff, which the defendants did not oppose.  On March 20, 2008, Lexington’s motion was granted, and its intervening complaint was filed on April 16, 2008.  Lexington’s intervening complaint makes substantially the same claims asserted by the Louisville/Jefferson County Metro Government, except it does not seek to represent a class.  On March 21, 2008, the Louisville/Jefferson County Metro Government filed an unopposed motion to amend its complaint to withdraw its allegations relating to the proposed certification of a class of Kentucky cities, counties and townships that have enacted transient room taxes, and to make certain other changes to the alleged facts.  That motion was granted on June 6, 2008 and the Louisville/Jefferson County Metro Government was ordered to file an amended complaint.  On May 16, 2008, the defendants moved to dismiss the intervening complaint filed by the Lexington-Fayette Urban County Government.  On September 30, 2008, the court granted the defendants’ motion for reconsideration of its prior order denying the defendants’ motion to dismiss the claims brought by the Louisville/Jefferson County Metro Government, and dismissed all of that plaintiff’s claims.  The court also granted the defendants’ motion to dismiss the claims brought by the Lexington-Fayette Urban County Government.  The court dismissed all claims against the defendants with prejudice.  Both plaintiffs have filed notices of appeal to the U.S. Court of Appeals for the Sixth Circuit.

County of Nassau, New York v. Hotels.com, LP, et al.:  On October 24, 2006, a putative class action was filed in the United States District Court for the Eastern District of New York by Nassau County on behalf of itself and a putative class of New York cities, counties and other local governmental entities that have imposed hotel taxes since March 1, 1995.  In addition to the tax claims, the complaint also asserts claims for conversion, unjust enrichment and a constructive trust.  On January 31, 2007, the defendants moved to dismiss the complaint.  On August 17, 2007, the court granted the defendants’ motion to dismiss the complaint for the County of Nassau’s failure to exhaust its mandatory administrative procedures for tax collection.  On September 12, 2007, the County of Nassau filed a notice of appeal of that order to the United States Court of Appeals for the Second Circuit.  On January 22, 2009, the United States Court of Appeals for the Second Circuit, heard oral argument on the County’s appeal of the lower court’s order dismissing the action and ordered further briefing on certain issues.

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

City of Gallup, New Mexico v. Hotels.com, L.P., et al.:  On July 6, 2007, a putative class action was filed in the United States District Court for the District of New Mexico by the City of Gallup on behalf of itself and a putative class of New Mexico taxing authorities that have enacted lodgers’ taxes.  The complaint asserts claims for violation of the New Mexico Lodger’s Tax Act and municipal ordinances.  On August 27, 2007, the defendants answered the City of Gallup’s complaint.  On January 8, 2009, the City filed an unopposed motion to amend its complaint to narrow its class allegations and to seek injunctive relief.  On February 2, 2009 the defendants answered the amended complaint. The parties are currently conducting discovery.

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

County of Monroe, Florida v. Priceline.com, Inc. et al: On January 12, 2009, the County filed a purported class action complaint in the United States District Court for the Southern District of Florida. In addition to claims with respect to the application of the Tourist Development Tax, the complaint also asserted claims for conversion and unjust enrichment. The defendants have not yet answered the complaint.

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

City of Findlay v. Hotels.com, L.P., et al and City of Columbus, et al. v. Hotels.com, L.P., et al.:  On October 25, 2005, a putative class action complaint was filed in the Common Pleas Court of Hancock County, Ohio by the City of Findlay on behalf of itself and a putative class of Ohio cities, counties and townships that have enacted occupancy or excise taxes on lodging.  In addition to the tax claims, the complaint also asserts claims for violation of the Ohio Consumer Sales Practices Act, conversion, a constructive trust and a declaratory judgment.  On November 22, 2005, the Company and certain other defendants removed this action to the United States District Court for the Northern District of Ohio.  On July 26, 2006, the court granted defendants’ motion to dismiss the Consumer Sales Practices Act claims and denied defendants’ motion to dismiss the remaining claims.  On August 8, 2006, a putative class action complaint was filed in the United States District Court for the Southern District of Ohio by the cities of Columbus and Dayton on behalf of themselves and a putative class of Ohio cities, counties and townships.  In addition to the tax claims, the complaint also asserts claims for unjust enrichment, money had and received, conversion, a constructive trust and a declaratory judgment.   On July 10, 2007, defendants’ motion to transfer the case to the United States District Court for the Northern District of Ohio, where the City of Findlay case is pending was granted.  On July 23, 2007, the court granted defendants’ motion to dismiss the plaintiffs’ Consumer Sales Practices Act claims and denied defendants’ motion to dismiss the remaining claims.  On August 2, 2007, the City of Findlay filed a motion seeking leave to amend its complaint to withdraw its allegations seeking to assert claims on behalf of a state-wide class of Ohio cities, counties and townships that have enacted occupancy or excise taxes on lodging.  On August 15, 2007, the court granted that motion and an amended complaint withdrawing those class allegations was filed.  On August 31, 2007, the defendants answered the City of Columbus complaint.   On September 4, 2007, the defendants answered the City of Findlay amended complaint.  On November 6, 2007, the parties’ joint motion to consolidate the City of Findlay action with the City of Columbus action for pre-trial purposes was granted.   On February 19, 2008, the cities of Columbus, Dayton and Findlay moved to amend their respective complaints to drop all class action allegations and to add nine additional Ohio municipalities as plaintiffs.   That motion was granted on February 27, 2008, and the plaintiffs’ first amended consolidated complaint was filed that day.  On March 26, 2008, the defendants moved to dismiss the first amended consolidated complaint.  On June 19, 2008, the court denied the defendants’ motion.  On July 3, 2008, the defendants answered the first amended consolidated complaint.  The parties are presently conducting discovery.

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

City of Atlanta, Georgia v. Hotels.com L.P., et al.:  On March 29, 2006, the City of Atlanta, Georgia filed a complaint in the Superior Court of Fulton County, Georgia.  In addition to the tax claims, the complaint also asserts claims for a declaratory judgment, conversion, unjust enrichment, a constructive trust and a demand for an equitable accounting.  On June 5, 2006, certain defendants, including the Company and its subsidiaries, answered the complaint.  The parties proceeded to conduct discovery.  On October 12, 2006, as directed by the court, the defendants submitted briefs regarding the City of Atlanta’s failure to exhaust the administrative remedies dictated by Georgia law and its own ordinance.  On December 12, 2006, the court dismissed the City of Atlanta’s action for lack of jurisdiction because the City of Atlanta failed to exhaust mandatory administrative remedies prior to bringing suit.  On January 10, 2007, the City of Atlanta filed a notice of appeal to the court’s order deciding it lacked jurisdiction.  On October 26, 2007, the Georgia Court of Appeals affirmed the order of the Georgia Superior Court.  On November 5, 2007, the City moved for reconsideration of the October 26, 2007 opinion, and that motion was denied on November 13, 2007.  On December 10, 2007, the City filed a petition for certiorari with the Georgia Supreme Court. On May 20, 2008, the Georgia Supreme Court granted certiorari to certain questions raised by plaintiff from the October 26, 2007 decision of the Georgia Court of Appeals affirming the dismissal of this action.   On September 8, 2008, the Georgia Supreme Court heard the plaintiff’s appeal from the October 26, 2007 decision of the Georgia Court of Appeals affirming the dismissal of this action.  The Company is awaiting the decision of the Georgia Supreme Court.

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

Town of Mount Pleasant, South Carolina v. Hotels.com, et al.:  On May 23, 2006, the Town of Mount Pleasant, South Carolina filed a complaint in the Court of Common Pleas, Ninth Judicial Circuit of South Carolina.  On July 21, 2006, the defendants removed the case to the United States District Court for the District of South Carolina, Charleston Division.  On September 15, 2006, the defendants answered the complaint.  On January 22, 2007, the Town of Mount Pleasant moved to amend the complaint to assert claims arising under the South Carolina Unfair Trade Practices Act.  On April 23, 2007, the court granted plaintiff’s motion for leave to amend its complaint to assert claims arising under the South Carolina Unfair Trade Practices Act, and plaintiff amended its complaint to assert such claims on May 14, 2007.  On April 26, 2007, the court granted defendants’ unopposed motion to consolidate this case with City of Charleston (discussed above).  On June 4, 2007, the defendants moved to dismiss the amended complaint.  On November 5, 2007, the court denied that motion.  On November 30, 2007, the defendants answered the amended complaint.  The parties are currently conducting discovery.

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

Wake County v. Hotels.com, LP, et al.; Dare County v. Hotels.com, LP, et al and Buncombe County v. Hotels.com, LP, et al:  On November 3, 2006, Wake County, North Carolina filed a complaint in the General Court of Justice, Superior Court Division, Wake County, North Carolina.  In addition to the claim for Room Occupancy Taxes, the complaint also asserted claims for a declaratory judgment, an injunction, conversion, imposition of a constructive trust, an accounting, violation of North Carolina General Statute § 75-1, et seq., and breach of agency duties and statutory penalties. On January 31, 2007, the defendants moved to dismiss this action.  On February 1, 2007, the defendants moved to designate the case as a complex business case subject to the jurisdiction of the North Carolina Business Court, to which plaintiff consented and the case was transferred to the Business Court.   On January 26, 2007, Dare County, North Carolina filed a complaint in the same court alleging the same claim.  On February 1, 2007, Buncombe County, North Carolina filed a complaint in the same court.  The Buncombe complaint seeks a declaratory judgment that the defendants are liable for occupancy taxes, as well as supplemental relief including, without limitation, an accounting and a determination of the amount of taxes due but unpaid.  On April 4, 2007, the Wake County, Buncombe County and Dare County actions were consolidated for pre-trial purposes, and the following discussion applies to all four actions.  On May 7, 2007, the defendants moved to dismiss the Dare County and Buncombe County actions.  On November 19, 2007, the court granted in part and denied in part the motions to dismiss the three actions.  The court dismissed all claims for conversion, all claim for violation of North Carolina General Statute § 75-1, et seq.  The remaining claims brought by the other three plaintiffs survived the defendants’ motions.  The parties are currently conducting discovery.

City of Branson v. Hotels.com, LP., et al.:  On December 28, 2006, the City of Branson, Missouri filed a complaint in the Circuit Court of Greene County, Missouri.  In addition to the claim for Tourism Taxes, the complaint also asserted claims for a declaratory judgment, conversion and a legal accounting.  On April 23, 2007, the defendants moved to dismiss the complaint, and that motion was denied on

November 26, 2007.  The defendants answered the complaint on December 20, 2007.  The parties are presently conducting discovery.

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

City of Houston, Texas v. Hotels.com, LP., et al.:  On March 5, 2007, the City of Houston, Texas filed a petition (i.e., a complaint) in the District Court of Harris County, Texas.  In addition to the claim for violation of the Houston hotel occupancy tax ordinance, the petition also asserted claims for conversion, constructive trust, civil conspiracy, and a legal accounting.  On April 30, 2007, the defendants filed special exceptions, seeking to dismiss the petition.  On July 5, 2007, the court denied in part and granted in part the defendants’ special exceptions.  The court denied the special exceptions relating to the adequacy of the plaintiff’s allegations, but granted the special exceptions requiring the plaintiff to state with specificity the maximum amount of damages claimed.  On October 2, 2007, the City of Houston filed an amended petition adding the Harris County Sports Authority as a plaintiff.  On October 15, 2007, the Company and the other defendants filed renewed special exceptions to the complaint and affirmative defenses.  On November 19, 2007, the court granted those special exceptions. On January 22, 2008, the plaintiffs filed a second amended petition.  On February 4, 2008, the Company and the defendants filed renewed special exceptions to the petition and moved to dismiss the action.  On March 13, 2008, the court granted the defendants’ special exceptions and dismissed the action.  On April 14, 2008, the plaintiffs filed a motion seeking to have their petition reinstated, which was granted on May 27, 2008.

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

City of Baltimore, Maryland v. Priceline.com, Inc., et al.:  On December 10, 2008, the City filed a complaint in the United States District Court for the District of Maryland.  In addition to claims for declaratory and injunctive relief with respect to the application of the City’s Hotel Room Tax, the complaint also asserted claims for conversion, unjust enrichment, assumpsit, constructive trust, and punitive damages.  The defendants have not yet answered the complaint.

County Commissioners of Worcester, Maryland v. Priceline.com, Inc., et al.:  On January 6, 2009, the County filed a complaint in the United States District Court for the District of Maryland.  In addition to the claim for violation of the County’s Hotel Room Tax, the complaint also asserted claims for conversion, unjust enrichment, and assumpsit.  The defendants have not yet answered the complaint.

The Company has also been informed by counsel to the plaintiffs in certain of the aforementioned actions that various, undisclosed municipalities or taxing jurisdictions may file additional cases against the Company, Lowestfare.com LLC and Travelweb LLC in the future.  Some municipalities or taxing jurisdictions have sent the Company and/or its subsidiaries tax notices or demands, including Brunswick County and Stanly County, North Carolina; Jefferson County, Arkansas; City of North Little Rock, Arkansas; and the Pine Bluff Advertising and Promotion Commission.

The Company intends to defend vigorously against the claims in all of the proceedings described above.

Judicial Actions Relating to Assessments Issued by Individual Cities and Counties

After administrative remedies have been exhausted, the Company may seek judicial review of assessments issued by an individual city or county.

Priceline.com, Inc. et al. v. Broward County, Florida:  In May 2008, the Company and Travelweb LLC received assessments from the County.  On June 19, 2008, the Company and Travelweb LLC submitted formal protests of the assessments.  In July 2008, the Company and Travelweb LLC received additional audit requests from the County.  On November 13, 2008, the Company’s and Travelweb LLC’s protests were denied.  On January 13, 2009, the Company and Travelweb LLC filed suit in the Circuit Court of the Second Judicial Circuit, in and for Leon County, Florida, against the County and the Florida Department of Revenue challenging the assessments.  The County and the Department of Revenue answered and filed a counterclaim on February 2, 2009.  In addition to claims for injunctive relief with respect to the County’s tourist development tax, the counterclaim also asserted claims for breach of fiduciary duty, conversion and statutory civil theft.  The counterclaim defendants have not yet answered the counterclaim.

Priceline.com Inc. et al. v. City of Anaheim et al.:  In May 2008, the Company, Travelweb LLC and Lowestfare.com LLC received assessments from the City.  On June 2, 2008, the companies submitted formal protests of the assessments.  On February 6, 2009, the City-appointed hearing officer issued a ruling upholding the determination that the companies were liable for the Transient Occupancy Tax, but reducing the amounts of the assessments issued.  On February 11, 2009, the Company and Travelweb LLC filed suit in Superior Court of the State of California, County of Orange, against the City and the hearing officer challenging the assessments and the liability determination. On February 18, 2009, the Company and Travelweb LLC joined a motion filed by Expedia, Inc. seeking a ruling that the Company does not have to pay the amount assessed by the City until resolution of the matter by the courts.

The Company intends to prosecute vigorously its claims in these actions.

Consumer Class Actions

Two purported class actions brought by consumers were pending against the Company:

Marshall, et al. v. priceline.com, Inc.:  On February 17, 2005, a putative class action complaint was filed in the Superior Court of the State of Delaware for New Castle County by Jeanne Marshall and three other individuals on behalf of themselves and a putative class of allegedly similarly situated consumers nationwide against the Company.  The complaint alleged that the Company violated the Delaware Consumer Fraud Act, Del. Code Ann. Tit. 6, § 2511, et seq., relating to its disclosures and charges to customers to cover taxes under city hotel occupancy tax ordinances nationwide, and service fees.  The Company moved to dismiss the complaint on April 21, 2005.  On June 10, 2005, plaintiffs filed an amended complaint that asserts claims under the Delaware Consumer Fraud Act and for breach of contract and the implied duty of good faith and fair dealing.  On October 31, 2006, the court granted in part and denied in part the Company’s motion to dismiss.  The court dismissed all claims arising under the Delaware Consumer Fraud Act.  The court also dismissed all claims for breach of contract and the implied duty of good faith and fair dealing that relate to the Company’s charges for service fees.  The court denied the Company’s motion to dismiss the breach of contract and implied duty of good faith and fair dealing claims as they relate to the Company’s charges to consumers to cover taxes under city hotel occupancy tax ordinances.  On February 1, 2008, two of the four plaintiffs voluntarily dismissed their claims against the Company.  On February 29, 2008, the remaining plaintiffs moved for leave to amend their complaint to assert additional claims for breach of contract and the implied duty of good faith and fair dealing alleging that the Company included a hidden fee within its room rate charge.  On August 28, 2008, the court granted plaintiffs’ motion for leave to amend.  The plaintiffs filed their second amended complaint on September 12, 2008, and the Company answered that complaint on September 26, 2008.  The parties’ summary judgment motions have been submitted and a hearing was held in January 2009; the Company is awaiting the court’s ruling.

Chiste, et al. v. priceline.com Inc., et al.:  On December 11, 2008, a putative class action was filed by plaintiff Matthew R. Chiste and two other individuals on behalf of themselves and a putative class of allegedly similarly situated consumers nationwide against the Company, Lowestfare.com, Inc. and Travelweb, LLC.  The complaint alleges the defendants overcharge consumers by collecting Hotel Occupancy and sales taxes over and above that necessary to pay the actual taxes on the hotel room reserved by the customer.  The complaint asserts claims for deceptive business practices, declaratory and injunctive relief, conversion, breach of fiduciary duty, and breach of contract.  Defendants have not yet answered the complaint.

The Company intends to defend vigorously against the claims in all of the proceedings described above.

Administrative Proceedings and Other Possible Actions

At various times the Company has also received inquiries or proposed tax assessments from municipalities and other taxing jurisdictions relating to its charges and remittance of amounts to cover state and local hotel occupancy and other related taxes.  Among others, the City of Philadelphia, Pennsylvania; Miami-Dade County, Florida; the City of Anaheim, California; the City of Phoenix, Arizona; the City of San Francisco, California; and state tax officials from Wisconsin, Pennsylvania, and Indiana, have begun formal or informal administrative procedures or stated that they may assert claims against the Company relating to allegedly unpaid state or local hotel occupancy or related taxes.  The City of San Francisco, California, and the Indiana Department of Revenue have each issued assessments from which the Company intends to appeal to a court of competent jurisdiction.

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

On May 3, 2007, the Company entered into a Stipulation and Agreement of Settlement (“Settlement Agreement”) to settle a class action lawsuit brought after its announcement that third quarter 2000 revenues would not meet expectations.  Under the terms of the Settlement Agreement, the class received $80 million in return for a release, with prejudice, of all claims against the Company and the individual defendants (the “Settling Defendants”) that are related to the purchase of the Company’s securities by class members during the class period.  The Company’s insurance carriers funded $30 million of the settlement.  As a result, the Company recorded a net charge in the year ended 2007 of approximately $55.4 million representing its share of the cost to settle the litigation and cover related expenses.

The Company intends to defend vigorously against the claims in all of the proceedings described in this Note 18.  The Company has accrued for certain legal contingencies where it is probable that a loss has been incurred and the amount can be reasonably estimated.  Except as disclosed, such amounts accrued are not material to the Company’s consolidated balance sheets and provisions recorded have not been material to the consolidated results of operations.  The Company is unable to estimate the potential maximum range of loss.

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

Employment Contracts

The Company has employment agreements with certain members of senior management that provide for cash severance payments of up to approximately $19 million, accelerated vesting of equity instruments, including without limitation, restricted stock, restricted stock units and performance share units upon, among other things, death or a termination without “cause” or “good reason”, as those terms are defined in the agreements, and a gross-up for the payment of “golden parachute” excise taxes.  In addition, certain of the agreements provide for the extension of health and insurance benefits after termination for periods of up to three years.

Operating Leases

The Company leases certain facilities and equipment through operating leases. Rental expense for operating leases was approximately $6.4 million, $4.4 million and $3.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. The Company’s executive, administrative, operating offices and network operations center are located in approximately 92,000 square feet of leased office space located in Norwalk, Connecticut.  The Company also leases approximately 45,670 of office space in Grand Rapids, Michigan.  Booking.com Limited leases approximately 11,000 square feet of office space primarily in Cambridge, England.  Booking.com B.V. leases approximately 102,000 square feet of office space primarily in Amsterdam, Netherlands.  Agoda leases approximately 20,000 square feet of office space primarily in Bangkok, Thailand.  The Company also leases office space in 13 other countries in support of its international operations.  Minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year are as follows (in thousands):

2009	2010	2011	2012	2013	After 2013	Total
$19,458	$18,979	$16,950	$17,447	$17,291	$11,747	$101,872

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

Contingent Purchase Price

On November 6, 2007, the Company and a newly-formed, indirect wholly-owned subsidiary of the Company, acquired 100% of the total share capital of priceline.com Mauritius Company Limited (formerly known as the Agoda Company, Ltd.) (“Agoda”) and AGIP LLC.  The purchase price for the acquisition, including acquisition costs, consists of an initial purchase price payable by the Company in cash of approximately $16 million and up to an additional $141.6 million in cash, which is payable by the Company if Agoda achieves the maximum “gross bookings” and earnings targets from January 1, 2008 through December 31, 2010.  The contingent consideration, if any, related to this acquisition will be recorded to goodwill as an additional purchase price adjustment when the contingency is resolved.

On December 21, 2007, the Company acquired 100% of the total issued share capital of an online advertising company for approximately $4.1 million in cash, including acquisition costs.  The Company could be required to pay an additional amount of up to $3.8 million in cash each year from 2008 through 2010, if the acquired company achieves certain performance targets.  Based upon 2008 results, the Company recorded a liability and increased goodwill by $1.5 million in December 2008 to reflect this purchase price adjustment.

19.          BENEFIT PLAN

Priceline.com has a defined contribution 401(k) savings plan (the “Plan”) covering all U.S. employees who are at least 21 years old. The Plan allows eligible employees to contribute up to 75% of their eligible earnings, subject to a statutorily prescribed annual limit.  All participants are fully vested in their contributions and investment earnings. As of January 1, 2007, the Company instituted a 50% match of employee contributions up to 6% of qualified compensation. The Company also maintains certain other defined contribution plans outside of the United States for which it provides 50% of the contributions for participating employees.   The Company’s matching contributions during the years ended December 31, 2008, 2007 and 2006 were approximately $1.1 million, $0.9 million and $0.1 million, respectively.

20.                               GEOGRAPHIC INFORMATION

The geographic information is based upon the location of Company’s subsidiaries (in thousands).

	United States	The Netherlands	United Kingdom and Other	Total Company
2008
Revenues	$1,265,020	$406,230	$213,556	$1,884,806
Intangible assets, net	5,903	126,222	61,106	193,231
Goodwill	33,306	149,327	144,230	326,863
Other long-lived assets	183,011	7,794	9,239	200,044

2007
Revenues	$1,036,830	$242,476	$130,103	$1,409,409
Intangible assets, net	6,091	88,566	88,091	182,748
Goodwill	29,427	91,806	165,926	287,159
Other long-lived assets	247,644	9,051	11,254	267,949

2006
Revenues	$940,437	$118,113	$64,553	$1,123,103
Intangible assets, net	7,408	73,607	71,910	152,925
Goodwill	29,427	82,967	114,313	226,707
Other long-lived assets	214,935	2,747	5,245	222,927

21.          SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
2008

Total revenues	$403,179	$513,976	$561,609	$406,041

Gross profit	181,103	253,725	316,078	205,065

Net income	18,154	54,096	87,968	33,255

Net income applicable to common stockholders	18,154	54,096	87,968	33,255

Net income applicable to common stockholders per basic common share	$0.47	$1.40	$2.22	$0.82

Net income applicable to common stockholders per diluted common share	$0.37	$1.08	$1.81	$0.73

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
2007

Total revenues	$301,389	$355,880	$417,287	$334,853

Gross profit	119,717	157,211	202,331	160,152

Net income (loss) (1)(2)	(14,716)	34,572	104,365	32,862

Preferred stock dividend	(1,555)	—	—	—

Net income (loss) applicable to common stockholders	(16,271)	34,572	104,365	32,862

Net income (loss) applicable to common stockholders per basic common share (1)(2)	$(0.44)	$0.92	$2.76	$0.86

Net income (loss) applicable to common stockholders per diluted common share (1)(2)	$(0.44)	$0.79	$2.27	$0.68

(1) The Company recorded charges of $54.9 million, $0.4 million and $0.1 million in the first, second and third quarters of 2007, respectively, related to a litigation settlement.

(2) The Company recorded an income tax benefit in the third quarter of 2007 of $47.9 million resulting from a reversal of a portion of the valuation allowance on its deferred tax asset.

INDEX TO EXHIBITS

In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements.  The agreements contain representations and warranties by each of the parties to the applicable agreement.  These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•     should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•     have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•     may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•     were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Annual Report on Form 10-K and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

Exhibit Number	Description
2.1(m)	Share Sale and Purchase Agreement, dated July 14, 2005 by and between the Registrant, ACME Limited and Blue Sky Investments B.V.
2.2(o)	Articles of Association of priceline.com International Limited, as amended.
3.1(a)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(b)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant
3.3(a)	By-Laws of the Registrant.
4.1	Reference is hereby made to Exhibits 3.1, 3.2 and 3.3.
4.2(a)	Specimen Certificate for Registrant’s Common Stock.
4.3(a)	Amended and Restated Registration Rights Agreement, dated as of December 8, 1998, among the Registrant and certain stockholders of the Registrant.
4.4(b)	Registration Rights Agreement, dated as of August 1, 2003, among the Registrant and the initial purchasers named therein.
4.5(b)	Indenture, dated as of August 1, 2003, between the Registrant and American Stock Transfer & Trust Company, as Trustee (including the form of note contained therein).
4.6(b)	Supplemental Indenture, dated as of October 22, 2003, between the Registrant and American Stock Transfer & Trust Company, as Trustee.
4.7(d)	Second Supplemental Indenture, dated as of December 13, 2004, between the Registrant and American Stock Transfer & Trust Company, as Trustee.
4.8(c)	Registration Rights Agreement, dated as of June 28, 2004, among priceline.com Incorporated and the initial purchasers named therein.
4.9(c)	Indenture, dated as of June 28, 2004, between the Registrant and American Stock Transfer & Trust Company, as Trustee (including the form of note contained therein).
4.10(d)	First Supplemental Indenture, dated as of December 13, 2004, between the Registrant and American Stock Transfer & Trust Company, as Trustee.
4.11(b)	Certificate of Designation, Preferences and Rights of Series A Convertible Redeemable PIK Preferred Stock of the Registrant.
4.12(b)	Certificate of Designation, Preferences and Rights of Series B Redeemable Preferred Stock of the Registrant.

4.13(u)	Indenture, dated as of September 27, 2006, between priceline.com Incorporated and American Stock Transfer and Trust Company, as Trustee.
4.14(u)	Registration Rights Agreement, dated as of September 27, 2006, between priceline.com Incorporated and Goldman Sachs & Co., as representative of the Initial Purchasers.
4.15(w)	Indenture relating to New 1.00% Notes, dated as of November 6, 2006, between priceline.com Incorporated and American Stock Transfer and Trust Company, as Trustee.
4.16(w)	Indenture relating to New 2.25% Notes, dated as of November 6, 2006, between priceline.com Incorporated and American Stock Transfer and Trust Company, as Trustee.
10.1(a)+	1997 Omnibus Plan of the Registrant.
10.2(e)+	1999 Omnibus Plan of the Registrant, as amended.
10.3(f)+	Priceline.com 2000 Employee Stock Option Plan.
10.4(e)+	Form of Stock Option Grant Agreement.
10.5(e)+	Form of Restricted Stock Agreement for restricted stock grants to Board of Directors.
10.6(g)+	Form of Base Restricted Stock Agreement (U.S.).
10.7(g)+	Form of Base Restricted Stock Agreement (U.K.).
10.8(g)+	Form of Restricted Stock Agreement with covenants (U.S.).
10.9(g)+	Restricted Stock Agreement, dated February 1, 2005, between Jeffery H. Boyd and the Registrant.
10.10(h)+	Stock Option and Restricted Stock Agreement, dated November 20, 2000, by and between the Registrant and Robert Mylod Jr.
10.11(g)+	Restricted Stock Agreement, dated February 1, 2005, between Robert J. Mylod Jr. and the Registrant.
10.12(i)+	Employment Agreement, dated February 8, 2006, by and between the Registrant and Peter J. Millones.
10.13(i)+	Form of priceline.com Incorporated 1999 Omnibus Plan Restricted Stock Agreement for Non-Employee Directors.
10.14(j)*	Formation and Funding Agreement, dated as of March 17, 2000, by and between the Registrant and Alliance Partners, L.P.
10.15(k)	Restructuring Agreement, dated as of October 3, 2003, between Hutchison-Priceline Limited, Trio Happiness Limited and PCLN Asia, Inc.
10.16(k)	Amended and Restated Securityholders’ Agreement, dated as of October 3, 2003, among Hutchison-Priceline Limited, PCLN Asia, Inc. and Trio Happiness Limited.
10.17(k)	Master Agreement, dated as of November 20, 2003, between Credit Suisse First Boston International and the Registrant.
10.18(k)	Schedule to the Master Agreement, dated as of November 20, 2003 between Credit Suisse First Boston International and the Registrant.
10.19(k)	Letter Agreement, dated November 26, 2003, between Credit Suisse First Boston International and priceline.com Incorporated.
10.20(k)

Securities Purchase Agreement dated as of May 3, 2004, between Lowestfare.com Incorporated, Hilton Electronic Distribution Systems, LLC, HT-HDS, Inc., MI Distribution, LLC, Starwood Resventure LLC, Pegasus Business Intelligence, LP and Travelweb LLC.

10.21(l)	Sale and Purchase Agreement dated September 21, 2004 by and among Priceline.com Holdco U.K. Limited and the security holders of Active Hotels Limited listed therein.
10.22(n)+	Stock Option Grant Agreement with Ralph M. Bahna.
10.23(n)+	Indemnification Agreement, dated June 2, 2005, by and between the Registrant and Marshall Loeb.
10.24(p)+	Letter agreement, dated October 19, 2005 by and between the Registrant and Daniel J. Finnegan.
10.25(p)+	Restricted Stock Grant Agreement, dated October 19, 2005, reflecting grant of restricted stock to Daniel J. Finnegan.
10.26(q)+	Form of Registrant’s 1999 Omnibus Plan Award Agreement — Restricted Stock Units for Employees in the Netherlands.
10.27(r)+	Form of Performance Share Agreement under the priceline.com Incorporated 1999 Omnibus Plan.
10.28(s)	Underwriting Agreement, dated September 5, 2006, among priceline.com Incorporated, the selling stockholders listed on Schedule II thereto and Goldman, Sachs & Co.
10.29(t)	Purchase Agreement, dated as of September 21, 2006, between priceline.com Incorporated and Goldman Sachs & Co., as representative of the Initial Purchasers.
10.30(t)	Confirmation of 5-Year Issuer Capped Share Call Option Transaction between Goldman, Sachs & Co. and priceline.com Incorporated, dated as of September 21, 2006.
10.31(t)	Confirmation of 7-Year Issuer Capped Share Call Option Transaction between Goldman, Sachs & Co. and priceline.com Incorporated, dated as of September 21, 2006.
10.32(t)	Confirmation of 5-Year Issuer Capped Share Call Option Transaction between Merrill Lynch, Pierce, Fenner & Smith Incorporated and priceline.com Incorporated, dated as of September 21, 2006.
10.33(t)	Confirmation of 7-Year Issuer Capped Share Call Option Transaction between Merrill Lynch, Pierce, Fenner & Smith Incorporated and priceline.com Incorporated, dated as of September 21, 2006.
10.34(v)

Amendment dated October 11, 2006, to Confirmation of 5-Year Issuer Capped Share Call Option Transaction between Goldman, Sachs & Co. and priceline.com Incorporated, dated as of September 21, 2006 and Confirmation of 7-Year Issuer Capped Share Call Option Transaction between Goldman, Sachs & Co. and priceline.com Incorporated, dated as of September 21, 2006.

10.35(v)	Amendment dated October 11, 2006, to Confirmation of 5-Year Issuer Capped Share Call Option Transaction between Merrill Lynch, Pierce, Fenner & Smith Incorporated and priceline.com

Incorporated, dated as of September 21, 2006 and Confirmation of 7-Year Issuer Capped Share Call Option Transaction between Merrill Lynch, Pierce, Fenner & Smith Incorporated and priceline.com Incorporated, dated as of September 21, 2006.

10.36(x)	Underwriting Agreement, dated December 4, 2006, among priceline.com Incorporated, the selling stockholders listed on Schedule II thereto and Goldman, Sachs & Co.
10.37(y)+	Priceline.com Incorporated Annual Bonus Plan, dated as of February 20, 2007.
10.38(z)	Stipulation and Agreement of Settlement between P. Warren Ross, Thomas Linton, and John Anderson and the class and priceline.com Incorporated, dated as of May 3, 2007.
10.39(aa)

Credit Agreement dated as of September 26, 2007 among priceline.com Incorporated, RBC citizens, National Association, and Bank of Scotland plc as co-documentation Agents, bank of America, N.A. as syndication Agent and JPMorgan Chase Bank, National Association as Administrative Agent.

10.40(aa)	Pledge and Security Agreement dated as of September 26, 2007 by and among priceline.com Incorporated and JPMorgan Chase Bank, National Association.
10.41(aa)	Guaranty dated as of September 26, 2007 by each of the subsidiaries of priceline.com Incorporated and JPMorgan Chase Bank, National Association.
10.42(bb)*	Equity Purchase Agreement by and among priceline.com Mauritius Co. Ltd, priceline.com Incorporated and the shareholders of Agoda Company Ltd. and members of AGIP LLC dated November 6, 2007.
10.43(cc)+	Performance share unit agreement dated December 1, 2007.
10.44(dd)*+	Form of 2007 Performance Share Unit Agreement for awards under the 1999 Omnibus Plan, as amended, based on the performance of the Company’s consolidated operations.
10.45(dd)*+	Form of 2007 Performance Share Unit Agreement for awards under the 1999 Omnibus Plan, as amended, based on the performance of the Company’s domestic operations on an unconsolidated basis.
10.46(dd)*+	Form of 2007 Performance Share Unit Agreement for awards under the 1999 Omnibus Plan, as amended, based on the performance of Agoda Company Ltd., Agoda Company Pte. Ltd. and Agoda Services Co. Ltd.
10.47(ee)+	priceline.com Incorporated 1999 Omnibus Plan (As Amended and Restated Effective June 4, 2008).
10.48(ff)+	Form of Restricted Stock Unit Agreement for awards to non-U.S. participants under the 1999 Omnibus Plan, as amended.
10.49(gg)+	Separation Agreement, by and between Booking.com B.V. and Stef Norden.
10.50(gg)+	Amended and Restated Employment Agreement, dated August 22, 2008, by and between priceline.com Incorporated and Jeffery H. Boyd.
10.51(gg)+	Performance share unit agreement, by and between priceline.com Incorporated and Jeffery H. Boyd.
10.52+	Letter amendment, dated December 18, 2008, to Amended and Restated Employment Agreement, by and between priceline.com Incorporated and Jeffery H. Boyd.
10.53+	Amended and Restated Employment Agreement, dated December 18, 2008, by and between priceline.com Incorporated and Robert J. Mylod.
10.54+	Amended and Restated Employment Agreement, dated December 18, 2008, by and between priceline.com Incorporated and Peter J. Millones.
10.55+	Amended and Restated Employment Agreement, dated December 18, 2008, by and between priceline.com Incorporated and Chris Soder.
10.56+	Letter amendment, dated December 16, 2008, to Letter agreement, dated October 19, 2005 by and between priceline.com and Daniel J. Finnegan.
10.57+	Amended and Restated Employment Contract, by and between Booking.com B.V. and Cornelis Petrus Henricus Maria Koolen.
12.1	Ratio of Earnings to Fixed Charges.
14(k)	Priceline.com Incorporated Code of Business Conduct and Ethics.
21	List of Subsidiaries.
23.1	Consent of Deloitte & Touche LLP.
24.1	Power of Attorney (included in the Signature Page).
31.1	Certificate of Jeffery H. Boyd, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Daniel J. Finnegan, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(hh)	Certification of Jeffery H. Boyd, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
32.2(hh)	Certification of Daniel J. Finnegan, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

(a)	Previously filed as an exhibit to the Form S-1 (Registration No. 333-69657) filed in connection with priceline.com’s initial public offering.
(b)

Previously filed as an exhibit to the Form S-3 (Registration Statement No. 333-190029) filed in connection with priceline.com’s registration of 1.00% Convertible Senior Notes due 2010 and Shares of Common Stock Issuable Upon Conversion of the Notes.

(c)	Previously filed as an exhibit to the Form 10-Q for the quarterly period ended September 30, 2003.
(d)	Previously filed as an exhibit to the Form 8-K filed on December 13, 2004.
(e)	Previously filed as an exhibit to the Form S-8 (Registration No. 333-122414) filed on January 31, 2005.
(f)	Previously filed as an exhibit to the Form S-8 (Registration No. 333-55578) filed on February 14, 2001.
(g)	Previously filed as an exhibit to the Form 8-K filed on February 7, 2005.
(h)	Previously filed as an exhibit to the Form 10-K for the year ended December 31, 2000.

(i)	Previously filed as an exhibit to the Form 8-K filed on February 8, 2006.
(j)	Previously filed as an exhibit to the Form 10-Q for the quarterly period ended March 31, 2000.
(k)	Previously filed as an exhibit to the Form 10-K for the year ended December 31, 2003.
(l)	Previously filed as an exhibit to the Form 8-K filed on September 23, 2004.
(m)	Previously filed as an exhibit to the Form 8-K filed on July 20, 2005.
(n)	Previously filed as an exhibit to the Form 8-K filed on June 3, 2005.
(o)	Previously filed as an exhibit to the Form 8-K filed on September 29, 2005.
(p)	Previously filed as an exhibit to the Form 8-K filed on October 21, 2005.
(q)	Previously filed as an exhibit to the Form 8-K filed on November 8, 2005.
(r)	Previously filed as an exhibit to the Form 10-Q for the quarterly period ended March 31, 2006.
(s)	Previously filed as an exhibit to the Form 8-K filed on September 7, 2006.
(t)	Previously filed as an exhibit to the Form 8-K filed on September 27, 2006.
(u)	Previously filed as an exhibit to the Form 8-K filed on September 28, 2006.
(v)	Previously filed as an exhibit to the Form 8-K filed on October 16, 2006.
(w)	Previously filed as an exhibit to the Form 8-K filed on November 9, 2006.
(x)	Previously filed as an exhibit to the Form 8-K filed on December 8, 2006.
(y)	Previously filed as an exhibit to the form 8-K filed on February 23, 2007.
(z)	Previously filed as an exhibit to the Form 8-K filed on May 4, 2007.
(aa)	Previously filed as an exhibit to the Form 10-Q for the quarterly period ended September 30, 2007.
(bb)	Previously filed as an exhibit to the Form 10-K for the year ended December 31, 2007
(cc)	Previously filed as an exhibit to the Form 8-K filed on December 5, 2007.
(dd)	Previously filed as an exhibit to the Form 8-K filed on March 11, 2008.
(ee)	Previously filed as an exhibit to the Form 8-K filed on June 6, 2008.
(ff)	Previously filed as an exhibit to the Form 10-Q for the quarterly period ended September 30, 2007.
(gg)	Previously filed as an exhibit to the Form 8-K filed on August 6, 2008.
(hh)	This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.

*

Certain portions of this document have been omitted pursuant to a confidential treatment request filed with the Commission pursuant to Rule 24b-2. The omitted confidential material has been filed separately with the Commission.

+	Indicates a management contract or compensatory plan or arrangement.