Form 10-Q
period 2009-03-31
PRICELINE COM INC
filed 2009-05-11
CIK 1075531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “accelerated filer,” large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

Number of shares of Common Stock outstanding at May 4, 2009:

Common Stock, par value $0.008 per share	41,656,338
(Class)	(Number of Shares)

priceline.com Incorporated

Form 10-Q

For the Three Months Ended March 31, 2009

PART I — FINANCIAL INFORMATION

Item 1.   Unaudited Consolidated Financial Statements

priceline.com Incorporated

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2009	December 31, 2008 As Adjusted (See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$291,260	$364,550
Restricted cash	1,552	2,528
Short-term investments	205,794	98,888
Accounts receivable, net of allowance for doubtful accounts of $7,957 and $8,429, respectively	104,747	92,328
Prepaid expenses and other current assets	27,253	23,463
Deferred income taxes	15,779	12,142
Total current assets	646,385	593,899

Property and equipment, net	28,560	29,404
Intangible assets, net	174,886	193,231
Goodwill	321,122	326,863
Deferred income taxes	142,507	153,955
Other assets	14,568	15,069
Total assets	$1,328,028	$1,312,421

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$77,832	$46,290
Accrued expenses and other current liabilities	74,458	77,713
Deferred merchant bookings	35,608	29,664
Convertible debt (see Note 9)	306,412	317,910
Total current liabilities	494,310	471,577

Deferred income taxes	44,266	48,933
Other long-term liabilities	18,717	18,010
Total liabilities	557,293	538,520

Convertible debt (see Note 9)	66,068	75,075

Stockholders’ equity:
Common stock, $0.008 par value; authorized 1,000,000,000 shares, 48,476,914 and 47,664,766 shares issued, respectively	373	367
Treasury stock, 6,840,576 and 6,685,048 shares, respectively	(506,662)	(493,555)
Additional paid-in capital	2,194,613	2,176,556
Accumulated deficit	(919,122)	(944,145)
Accumulated other comprehensive loss	(64,535)	(40,397)
Total stockholders’ equity	704,667	698,826

Total liabilities and stockholders’ equity	$1,328,028	$1,312,421

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2009	2008 As Adjusted (See Note 1)

Merchant revenues	$337,034	$289,159
Agency revenues	120,225	109,932
Other revenues	4,799	4,089
Total revenues	462,058	403,180
Cost of revenues	253,728	222,077
Gross profit	208,330	181,103
Operating expenses:
Advertising — Offline	10,766	12,031
Advertising — Online	68,117	57,800
Sales and marketing	18,419	16,333
Personnel, including stock-based compensation of $10,593 and $9,939, respectively	39,510	36,883
General and administrative	14,788	11,789
Information technology	4,527	4,149
Depreciation and amortization	9,361	10,353
Total operating expenses	165,488	149,338

Operating income	42,842	31,765

Other income (expense):
Interest income	741	4,172
Interest expense	(6,805)	(10,061)
Foreign currency transactions and other	3,817	(5,084)
Total other income (expense)	(2,247)	(10,973)

Earnings before income taxes and equity in loss of investees	40,595	20,792
Income tax expense	(15,541)	(6,506)
Equity in loss of investees	(31)	(89)
Net income	25,023	14,197
Less: net income attributable to noncontrolling interests	—	421

Net income applicable to common stockholders of priceline.com Incorporated	$25,023	$13,776
Net income applicable to common stockholders per basic common share	$0.61	$0.36
Weighted average number of basic common shares outstanding	41,004	38,224
Net income applicable to common stockholders per diluted common share	$0.53	$0.28
Weighted average number of diluted common shares outstanding	47,013	49,134

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(In thousands)

	Common Stock		Additional	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Paid-in Capital	Deficit	Loss	Shares	Amount	Total

Balance, December 31, 2008 as adjusted	47,665	$367	$2,176,556	$(944,145)	$(40,397)	(6,685)	$(493,555)	$698,826

Net income	—	—	—	25,023	—	—	—	25,023

Unrealized loss on marketable securities	—	—	—	—	(123)	—	—	(123)

Currency translation adjustment	—	—	—	—	(24,015)	—	—	(24,015)

Comprehensive income								885

Restricted stock forfeitures	(2)	—	—	—	—	—	—	—

Exercise of stock options and vesting of stock-based awards	563	4	1,198	—	—	—	—	1,202

Repurchase of common stock	—	—	—	—	—	(156)	(13,107)	(13,107)

Stock-based compensation	—	—	10,593	—	—	—	—	10,593

Accretion in cash redemption value of convertible notes	—	—	5,197	—	—	—	—	5,197

Conversion of debt	251	2	(208)	—	—	—	—	(206)

Excess tax benefit on stock-based compensation	—	—	1,277	—	—	—	—	1,277

Balance, March 31, 2009	48,477	$373	$2,194,613	$(919,122)	$(64,535)	(6,841)	$(506,662)	$704,667

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2009	2008 As Adjusted (See Note 1)
OPERATING ACTIVITIES:
Net income	$25,023	$14,197
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,453	3,608
Amortization	5,908	7,017
Provision for uncollectible accounts, net	1,062	1,942
Deferred income taxes	9,035	(485)
Stock-based compensation expense	10,593	9,939
Amortization of debt issuance costs	516	608
Amortization of debt discount	5,197	7,553
Gain on extinguishment of debt	(2,870)	—
Equity in loss of investees	31	89
Changes in assets and liabilities:
Accounts receivable	(15,930)	(25,700)
Prepaid expenses and other current assets	(167)	1,757
Accounts payable, accrued expenses and other current liabilities	32,011	21,902
Other	302	955
Net cash provided by operating activities	74,164	43,382
INVESTING ACTIVITIES:
Purchase of investments	(139,453)	(16,678)
Maturity of investments	31,202	94,131
Additions to property and equipment	(3,091)	(2,854)
Acquisitions and other equity investments, net of cash acquired	—	(463)
Change in restricted cash	959	(1,536)
Net cash (used in) provided by investing activities	(110,383)	72,600
FINANCING ACTIVITIES:
Payments related to conversion of senior notes	(20,505)	—
Repurchase of common stock	(13,107)	(3,273)
Proceeds from exercise of stock options	1,202	1,366
Excess tax benefit on stock-based compensation	1,277	550
Net cash used in financing activities	(31,133)	(1,357)
Effect of exchange rate changes on cash and cash equivalents	(5,938)	8,251
Net increase/(decrease) in cash and cash equivalents	(73,290)	122,876
Cash and cash equivalents, beginning of period	364,550	385,359
Cash and cash equivalents, end of period	$291,260	$508,235

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$8,159	$8,790

Cash paid during the period for interest	$2,150	$3,534

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated

Notes to Unaudited Consolidated Financial Statements

1.                                      BASIS OF PRESENTATION

Priceline.com Incorporated (“priceline.com” or the “Company”) is responsible for the Unaudited Consolidated Financial Statements included in this document.  The Unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operating results.  The Company prepared the Unaudited Consolidated Financial Statements following the requirements of the Securities and Exchange Commission for interim reporting.  As permitted under those rules, the Company condensed or omitted certain footnotes or other financial information that are normally required by GAAP for annual financial statements.  These statements should be read in combination with the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Recent Accounting Pronouncements: SFAS 160 and FSP APB 14-1.

On January 1, 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”).  SFAS 160 changes the accounting and reporting of noncontrolling interests (previously referred to as minority interests).  In connection with the Company’s acquisitions of Booking.com B.V. in July 2005 and Booking.com Limited in September 2004, key managers of these companies purchased shares of priceline.com International.  In September 2008, the Company repurchased all of the remaining outstanding shares underlying the noncontrolling interests so the adoption of SFAS 160 did not impact the Company’s Consolidated Balance Sheet as of December 31, 2008.  SFAS 160 is effective for the Company on a prospective basis, except for presentation and disclosure requirements that are applied retrospectively.  The impact on financial statement presentation for the Company is summarized in the tables below.

On January 1, 2009, the Company adopted FASB FSP No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”).  FSP APB 14-1 requires cash settled convertible debt, such as the Company’s convertible senior notes, to be separated into debt and equity components at issuance and a value assigned to each.  The value assigned to debt is the estimated fair value, as of the issuance date, of a similar bond without the conversion feature.  The difference between the bond cash proceeds and this fair value, representing the value assigned to the equity component, is recorded as a debt discount and amortized to interest expense over the life of the bond.  In addition, if the Company’s convertible debt is redeemed or converted prior to maturity and the fair value of the debt component immediately prior to extinguishment is different from the carrying value, a gain or loss on extinguishment is recognized.  This FSP also requires that deferred financing costs be allocated between debt (amortized to interest expense using the effective interest method) and equity based on the allocations between debt and equity at debt issuance.  Although FSP APB 14-1 has no impact on the Company’s actual past or future cash flows, it requires the Company to record a significant amount of non-cash interest expense as the debt discount is amortized. FSP APB

14-1 requires retrospective application.  The impact on financial statement presentation for the Company is summarized in the tables below.  Refer to Note 9 for further information concerning the adoption of FSP APB 14-1.

Adjustments Related to Retrospective Adoption of New Accounting Pronouncements — Certain prior year amounts in the Company’s Unaudited Consolidated Financial Statements have been adjusted to reflect the retrospective adoption of FSP APB 14-1 and SFAS 160.  The impacts on the Unaudited Consolidated Balance Sheet as of December 31, 2008 and the Unaudited Statement of Operations and Unaudited Statement of Cash Flows for the three months ended March 31, 2008 are summarized below.

Unaudited Consolidated Balance Sheet as of December 31, 2008 (in thousands)

Financial statement line	As Reported	Adjustments FSP APB 14-1	Adjustments SFAS 160	As Adjusted
Deferred income taxes(1)	$42,082	$(29,940)	$—	$12,142
Total current assets	623,839	(29,940)	—	593,899
Other assets(2)	16,685	(1,616)	—	15,069
Total assets	1,343,977	(31,556)	—	1,312,421
Convertible debt(1)	392,985	(75,075)	—	317,910
Total current liabilities	546,652	(75,075)	—	471,577
Total liabilities	613,595	(75,075)	—	538,520
Convertible debt(3)	—	75,075	—	75,075
Additional paid in capital(3)	2,177,000	(444)	—	2,176,556
Accumulated deficit(4)	(913,033)	(31,112)	—	(944,145)
Total stockholders’ equity	730,382	(31,556)	—	698,826
Total liabilities and stockholders’ equity	1,343,977	(31,556)	—	1,312,421

(1)          This represents an outstanding principal amount of $393.0 million less unamortized debt discount of $75.1 million.  Deferred income taxes were restated to include a reduction in the amount of $29.9 million that represents the deferred tax effect of the aforementioned debt discount.

(2)          The decrease in other assets resulted from the allocation of $3.6 million of deferred financing costs to equity, partially offset by lower amortization expense of $1.3 million and the reversal of a portion of costs previously written off in 2008 of $0.7 million upon debt conversion.

(3)          Upon retrospective application, the Company increased additional paid-in capital by $88.8 million which represents the estimated equity component of the Company’s convertible notes, and decreased additional paid-in capital by $3.6 million for the deferred financing costs allocated to the equity component.  Since all of the notes were convertible at December 31, 2008 at the option of the holder, and the terms of the notes require that the principal amount be settled in cash, the Company reclassified $75.1 million from permanent equity to mezzanine equity (reported as “convertible debt” between total liabilities and stockholders’ equity).  The impact of debt conversions during 2008 resulted in a net decrease to additional paid-in capital of $10.6 million.

(4)          The adoption resulted in an increase in non-cash interest expense of $26.1 million ($15.5 million net of tax), $28.2 million ($16.6 million net of tax) and $5.4 million ($3.2 million net of tax) for the years ended December 31, 2008, 2007 and 2006, respectively.  In addition, adoption resulted in an after-tax gain of $3.5 million for 2008 debt conversions and an after-tax reversal of $0.7 million for a portion of deferred financing costs originally written off in 2008 upon debt conversion.

Unaudited Consolidated Statement of Operations for Three Months Ended March 31, 2008

(in thousands, except per share data)

Financial statement line	As Reported	Adjustments FSP APB 14-1	Adjustments SFAS 160	As Adjusted
Interest expense(1)	$(2,671)	$(7,390)	$—	$(10,061)
Total other income (expense)	(3,583)	(7,390)	—	(10,973)
Income tax (expense) benefit	(9,518)	3,012	—	(6,506)
Equity in loss of investees and income attributable to minority interests	(510)	—	421	(89)
Net income(1)(2)	18,154	(4,378)	421	14,197
Net income attributable to noncontrolling interests(2)	—	—	421	421
Net income applicable to common stockholders of priceline.com Inc.	18,154	(4,378)	—	13,776
Net income applicable to common stockholders per basic common share	$0.47	$(0.11)	$—	$0.36
Net income applicable to common stockholders per diluted common share	$0.37	$(0.09)	$—	$0.28

(1)          Interest expense was $7.4 million higher due to amortization of debt discount of $7.6 million, partially offset by lower amortization of debt issuance costs of $0.2 million.  As a result, net income decreased by $4.4 million.

(2)          The adoption resulted in a change in the presentation on the Unaudited Consolidated Statement of Operations.

Unaudited Consolidated Statement of Cash Flows for Three Months Ended March 31, 2008 (in thousands)

Financial statement line	As Reported	Adjustments FSP APB 14-1	Adjustments SFAS 160	As Adjusted
Net income	$18,154	$(4,378)	$421	$14,197
Deferred income taxes	2,527	(3,012)	—	(485)
Amortization of debt issuance costs	771	(163)	—	608
Amortization of debt discount	—	7,553	—	7,553
Equity in loss of investees and income attributable to minority interests	510	—	(421)	89
Net cash provided by operating activities(1)	43,382	—	—	43,382

(1)          There is no overall impact on the Company’s actual past or future total operating, investing, or financing cash flows.  However, certain amounts within “net cash provided by operating activities” on the Unaudited Consolidated Statement of Cash Flows for the three months ended March 31, 2008 have been reclassified to conform to the presentation under these accounting pronouncements.

Other Recent Accounting Pronouncements.

In November 2008, the FASB ratified Emerging Issues Task Force Issue No. 08-06, “Equity Method Investment Accounting Considerations” (“EITF 08-6”).  EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving entities that acquire or hold investments accounted for under the equity method.  EITF 08-6 is applied on a prospective basis.  The adoption of EITF 08-6 on January 1, 2009 did not have a material impact on the Company’s Unaudited Consolidated Financial Statements.

On January 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Staff Position No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP SFAS 141(R)-1”).  This FSP amends and clarifies FASB Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations,” which the Company also adopted on January 1, 2009.  FSP SFAS 141(R)-1 requires assets acquired or liabilities assumed in a business combination to be recognized at fair value, at the acquisition date, if (1) the acquisition-date fair value can be determined during the twelve month measurement period or (2) during the twelve month measurement period it is probable that an asset existed or a liability had been incurred at the acquisition date and the asset or liability can be reasonably estimated.  Also, contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination will be recognized at fair value at the date of acquisition, with subsequent changes in fair value recognized in earnings.  The FSP requires additional disclosures about recognized and unrecognized contingencies.  FSP SFAS 141(R)-1, issued April 2009, is effective for acquisitions made after December 31, 2008.  The adoption of SFAS 141(R) and FSP SFAS 141(R)-1 will change the Company’s accounting treatment for business combinations on a prospective basis.

On January 1, 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement 133” (“SFAS 161”).  SFAS 161 provides new disclosure requirements for an entity’s derivative and hedging activities.  Refer to Note 6 for disclosures about the Company’s derivative instruments.

On January 1, 2008, the Company adopted certain provisions of SFAS No.157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  On January 1, 2009, the Company adopted the remaining provisions of SFAS 157 as it relates to nonfinancial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis.  In April 2009, the FASB issued FSP No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS 157-4”).  FSP SFAS 157-4 is effective for interim reporting periods after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company adopted FSP SFAS 157-4 effective for the three months ended March 31, 2009.  The adoption of SFAS 157 did not materially impact the Company’s Unaudited Consolidated Financial Statements.  See Note 6 for information on fair value measurements.

In April 2009, the FASB issued FSP No. SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107-1 and APB 28-1”).  FSP SFAS 107-1 and APB 28-1 expands the fair value disclosures currently required on an annual basis for financial instruments to interim reporting periods.  FSP SFAS 107-1 and APB 28-1 also requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods.  FSP SFAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company adopted SFAS 107-1 and APB 28-1 effective for the three months ended March 31, 2009.  See Notes 6 and 9 for information on the fair value of financial instruments.

In April 2009, the FASB issued FSP No. SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP SFAS 115-2 and SFAS 124-2”).  FSP SFAS 115-2 and SFAS 124-2 applies only to debt securities and shifts the focus from an entity’s intent and ability to hold until recovery to its intent to sell.  If an entity intends to sell, or it is more-likely-than not that it will have to sell, impaired securities before recovery, the adjustment to fair value would be recognized through earnings.  If an entity does not intend to sell the impaired debt security but it is probable that the entity will not collect all amounts due, then only the impairment due to credit would be recognized in earnings and the remaining amount of the impairment would be recognized in equity, in other comprehensive income but separately disclosed from other gains or losses on available-for-sale securities.  The noncredit portion of the impairment for held-to-maturity securities would be amortized prospectively over the remaining life of the security.  The FSP is effective for interim reporting ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and applies to existing and new investments held as of the beginning of the interim period in which it is adopted.  The adoption of FSP SFAS 115-2 and SFAS 124-2 effective with the three months ended March 31, 2009 did not have a material impact on the Company’s Unaudited Consolidated Financial Statements.

2.                                      STOCK-BASED EMPLOYEE COMPENSATION

The Company has adopted stock compensation plans which provide for grants of share based compensation as incentives and rewards to encourage employees, officers, consultants and directors to contribute towards the long-term success of the Company.  Stock-based compensation cost included in personnel expenses in the Unaudited Consolidated Statements of Operations was approximately $10.6 million and $9.9 million for the three months ended March 31, 2009 and 2008, respectively.

The following table summarizes the activity of unvested restricted, restricted stock units and performance share units (“Share-Based Awards) during the three months ended March 31, 2009:

Share-Based Awards	Shares	Weighted Average Grant Date Fair Value

Unvested at December 31, 2008	1,802,150	$74.33
Granted	346,866	$78.36
Vested	(547,747)	$26.29
Performance Shares Adjustment	—	—
Forfeited	(9,550)	$109.92
Unvested at March 31, 2009	1,591,719	$91.48

As of March 31, 2009, there was $88.8 million of total future compensation cost related to unvested Share-Based Awards to be recognized over a weighted-average period of 2.2 years.

During the three months ended March 31, 2009, the Company made broad-based grants of 299,680 restricted stock units (“RSUs”) that generally vest after three years.  The share based awards granted had a total grant date fair value of $24.8 million based upon the grant date fair value per share of $82.65.

In addition, during the three months ended March 31, 2009, the Company granted 47,186 restricted stock units to certain executives.  The restricted stock units will be forfeited if the Company’s common stock does not achieve and maintain certain stock price thresholds during the six month period preceding the March 2012 vesting date.  If during such six month period the Company’s common stock closes at or above the stock price of $97.05, $104.69, or $113.03 for twenty (20) consecutive trading days 50%, 75% or 100%, respectively, of the restricted stock units will be earned pursuant to the market price requirement.   Subject to certain exceptions related to a change in control and terminations other than for “cause,” or on account of death or disability, the executives must also continue their service through March 3, 2012 in order to receive any shares of the Company’s common stock.   The restricted stock units earned, if any, are payable in the Company’s common stock upon vesting.  Stock-based compensation expense related to an award with a market condition will be recognized over the requisite service period regardless of whether the market condition is satisfied, provided that the requisite service period has been completed. The value of the Company’s stock on the date of grant was $82.65 per share.  The Company considered the path dependent nature of the RSUs and determined the grant date fair value by replicating the payout structure of the RSUs using a series of call options and cash-or-nothing binary call options (“Binary Options”).  Cash-or-nothing Binary Options provide the holder with the right to receive the strike price if the stock price exceeds the strike price as of the expiration date.  The fair value calculation included the following assumptions:  a 1.36% annualized risk-free interest rate, a calculated three year historical volatility of 55.95%, no dividends and an expected term equal to the three year vesting period.  The award had a total grant date fair value of $2.4 million based on a grant date fair value of $51.11 per share.  The fair value of a grant subject to a market condition is generally lower than an award with only a service condition for vesting since the market condition may never be met.

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

Common equivalent shares related to stock options, restricted stock, restricted stock units and performance share units are calculated using the treasury stock method. Performance share units are included in the weighted average common equivalent shares based on the number of shares that would be issued if the end of the reporting period were the end of the performance period, if the result would be dilutive.

The Company’s convertible debt issues have net share settlement features requiring the Company upon conversion to settle the principal amount of the debt for cash and the conversion premium for cash or shares of the Company’s common stock.  The convertible notes are included in the calculation of diluted net income per share if their inclusion is dilutive under the treasury stock method.

Net income and a reconciliation of the weighted average number of shares outstanding used in calculating diluted earnings per share are as follows (in thousands):

	For the Three Months Ended March 31,
	2009	2008

Net income applicable to common stockholders (see Note 1)	$25,023	$13,776

Weighted average number of basic common shares outstanding	41,004	38,224
Weighted average dilutive stock options, restricted stock, restricted stock units and performance share units	1,332	1,734
Assumed conversion of Convertible Senior Notes	4,677	9,176
Weighted average number of diluted common and common equivalent shares outstanding	47,013	49,134

Anti-dilutive potential common shares	6,932	7,281

Anti-dilutive potential common shares for the three months ended March 31, 2009 and 2008 includes approximately 4.9 million shares and 5.1 million shares, respectively, which could be issued under the Company’s convertible debt if the Company’s stock price increases.  Under the treasury stock method, the convertible notes will generally have a dilutive impact on net income per share if the Company’s average stock price for the period exceeds the conversion price for the convertible notes.  As an example, at stock prices of $40 per share, $60 per share, $80 per share and $100 per share, common equivalent shares would include approximately 0.1 million, 3.2 million, 4.7 million and 5.6 million equivalent shares, respectively, related to the convertible notes (excluding the offsetting impact of the Convertible Spread Hedges — see Note 9).  The Conversion Spread Hedges increase the effective conversion price of the Company’s Convertible Senior Notes due September 30, 2011 and September 30, 2013 from $40.38 to $50.47 per share from the Company’s perspective and are designed to reduce potential dilution upon conversion of the Convertible Senior Notes at maturity.  Since the beneficial impact of the Conversion Spread Hedges is anti-dilutive it is excluded from the calculation of net income per share.

4.                                      RESTRUCTURING

At March 31, 2009 and December 31, 2008, the Company had a restructuring liability of $0.5 million and $1.0 million, respectively, for the estimated remaining costs related to leased property vacated by the Company in 2000.  The Company estimates that, based on current available information, the remaining net cash outflows associated with its restructuring related commitments will be paid in 2009-2011. The current portion of the restructuring accrual in the amount of $0.3 million is recorded in “Accrued expenses and other current liabilities” and the $0.2 million non-current portion is recorded in “Other long-term liabilities” on the Company’s Unaudited Consolidated Balance Sheet.

5.                                      INVESTMENTS

The following table summarizes, by major security type, the Company’s short-term investments as of March 31, 2009 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value

Foreign government securities	$151,543	$—	$(59)	$151,484
U.S. government securities	52,959	27	—	52,986
Corporate debt securities	1,325	—	(1)	1,324

Total	$205,827	$27	$(60)	$205,794

Long-term investments amounting to approximately $0.2 million as of March 31, 2009 and December 31, 2008 were comprised of corporate notes with a maturity date greater than one year.  There were no material gains or losses related to long-term investments for the three months ended March 31, 2009 or 2008.

The following table summarizes, by major security type, the Company’s short-term investments as of December 31, 2008 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value

Foreign government securities	$64,027	$—	$(23)	$64,004
U.S. government securities	33,391	102	—	33,493
Corporate debt securities	1,392	—	(1)	1,391

Total	$98,810	$102	$(24)	$98,888

6.                                      FAIR VALUE MEASUREMENTS

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

Financial assets and liabilities carried at fair value as of March 31, 2009 are classified in the table below in the categories described above (dollars in thousands):

	Level 1	Level 2	Total
Short-term investments	$204,470	$1,324	$205,794
Long-term investments	—	202	202
Foreign exchange derivative assets	—	1,549	1,549

Total assets at fair value	$204,470	$3,075	$207,545

Financial assets and liabilities carried at fair value as of December 31, 2008 were classified in the table below in the categories described above (dollars in thousands):

	Level 1	Level 2	Total
Short-term investments	$97,497	$1,391	$98,888
Long-term investments	—	206	206
Foreign exchange derivative assets	—	7,490	7,490

Total assets at fair value	$97,497	$9,087	$106,584

Fair values for investments in U.S. Treasury and foreign government securities are considered “Level 1” valuations because the Company has access to quoted prices in active markets as of the measurement date.  Fair values for other investments are considered “Level 2” instrument valuations because they are obtained from professional pricing sources for these or comparable instruments, rather than direct observation of quoted prices in active markets.  As of March 31, 2009 and December 31, 2008, the Company did not have any “Level 3” assets or liabilities without observable market values that would require a high level of judgment to determine fair value.  The Company’s derivative instruments are valued using pricing models.  Pricing models take into account the contract terms as well as multiple inputs where applicable, such as interest rate yield curve, option volatility and currency rates.

In the normal course of business, the Company is exposed to the impact of foreign currency fluctuations.  The Company limits these risks by following established risk management policies and procedures, including the use of derivatives.  The Company’s derivative instruments are typically short-term in nature.  The Company does not use derivatives for trading or speculative purposes.  All derivative instruments are recognized in the Unaudited Consolidated Balance Sheets at fair value and gains and losses resulting from changes in fair value of the derivatives are recognized in the period that they occur in the Unaudited Consolidated Statement of Operations as the derivatives are not designated as hedging instruments for accounting purposes.  As of March 31, 2009, derivatives with a notional value of 30.0 million Euros and 106.9 million Thai Baht were outstanding and are scheduled to mature by September 30, 2009.  As of December 31, 2008, derivatives with a notional value of 25.0 million Euros were outstanding.  Foreign exchange gains of $1.8 million ($0.8 million related to contracts outstanding at March 31, 2009) and foreign exchange losses of $4.2 million were recorded related to foreign exchange derivative contracts for the three months ended March 31, 2009 and 2008, respectively, in “Foreign currency transactions and other” in the Unaudited Consolidated Statement of Operations.  Foreign exchange derivative assets are recorded in “Prepaid expenses and other current assets” in the Unaudited Consolidated Balance Sheets.  The settlement of derivative contracts resulted in a cash inflow of $5.1 million for the three months ended March 31, 2009 and is classified within net cash provided by operating activities.  For foreign exchange contracts outstanding at March 31, 2009, a hypothetical 10% strengthening of foreign exchange rates relative to the U.S. dollar, with all other variables held constant, would have resulted in a $4.0 million foreign exchange loss.

As of March 31, 2009 and December 31, 2008, the carrying value of the Company’s cash and cash equivalents approximated their fair value and consisted primarily of AAA-rated U.S. Treasury money market funds, foreign government securities and bank deposits.  Other financial assets and liabilities, including restricted cash, accounts receivable, accounts payable, accrued expenses and deferred merchant bookings, are carried at cost which approximates their fair value because of the short-term nature of these financial instruments.  Refer to Note 5 for information on the carrying value of investments and Note 9 for the estimated fair value of the Company’s Convertible Senior Notes.

7.             INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets consist of the following (in thousands):

	March 31, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period	Weighted Average Useful Life

Supply and distribution agreements	$185,623	$(44,197)	$141,426	$197,414	$(42,217)	$155,197	13 years	13 years

Technology	22,714	(17,864)	4,850	23,099	(17,784)	5,315	3 years	3 years

Patents	1,489	(1,179)	310	1,489	(1,170)	319	15 years	15 years

Customer lists	17,052	(12,272)	4,780	17,801	(11,662)	6,139	2 – 3 years	2 years

Internet domain names	6,453	(2,149)	4,304	6,453	(1,988)	4,465	10 years	10 years

Trade names	24,883	(5,833)	19,050	27,071	(5,454)	21,617	5-20 years	17 years

Other	462	(296)	166	1,459	(1,280)	179	1 – 15 years	7 years

Total intangible assets	$258,676	$(83,790)	$174,886	$274,786	$(81,555)	$193,231

Intangible assets with determinable lives are primarily amortized on a straight-line basis.  Intangible asset amortization expense was approximately $5.9 million and $7.0 million for the three months ended March 31, 2009 and 2008, respectively.

The annual estimated amortization expense for intangible assets for the remainder of 2009, the next four years and thereafter is expected to be as follows (in thousands):

2009	$17,373
2010	20,631
2011	17,421
2012	16,385
2013	16,013
Thereafter	87,063
$174,886

A substantial majority of the Company’s goodwill relates to its acquisitions of Booking.com Limited in 2004, Booking.com B.V. in 2005 and subsequent purchases of the noncontrolling interests in their parent company, priceline.com International.  The change in goodwill for the three months ended March 31, 2009 consists of the following (in thousands):

Balance at December 31, 2008	$326,863
Adjustment to purchase price	4,236
Currency translation adjustments	(9,977)
Balance at March 31, 2009	$321,122

8.             OTHER ASSETS

Other assets at March 31, 2009 and December 31, 2008 consist of the following (in thousands):

	March 31, 2009	December 31, 2008 As Adjusted
Investment in pricelinemortgage.com	$8,887	$8,918
Deferred debt issuance costs	4,184	4,700
Long-term investments	202	206
Other	1,295	1,245
Total	$14,568	$15,069

Investment in pricelinemortgage.com represents the Company’s 49% equity investment in pricelinemortgage.com and, accordingly, the Company recognizes its pro rata share of pricelinemortgage.com’s operating results, not to exceed an amount that the Company believes represents the investment’s estimated fair value.  The Company recognized approximately $31,000 and $89,000 of losses from its investment in pricelinemortgage.com for the three months ended March 31, 2009 and 2008, respectively.  The Company earned an insignificant amount of advertising fees from pricelinemortgage.com for the three months ended March 31, 2009 and 2008, respectively.

Deferred debt issuance costs arose from the Company’s issuance of $100 million aggregate principal amount of 2.25% Notes in September 2004, $172.5 million aggregate principal amount of 0.5% Notes in September 2006, $172.5 million of aggregate principal amount 0.75% Notes in September 2006 and a $175 million revolving credit facility in September 2007.  Deferred debt issuance costs are being amortized using the effective interest rate method over the term of approximately five years, except for the 0.75% Notes, which are amortized over their term of seven years.  The period of amortization for the Company’s debt issue costs was determined at inception of the related debt agreements to be the stated maturity date or the first stated put date, if earlier.  Debt issuance costs written off in the three months ended March 31, 2009 related to early conversion of convertible debt amounted to $0.1 million.

Long-term investments amounting to approximately $0.2 million as of March 31, 2009 and December 31, 2008, respectively, were comprised of corporate notes with a maturity date greater than one year.

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

The revolving credit facility provides for the issuance of up to $50.0 million of letters of credit as well as borrowings on same-day notice, referred to as swingline loans, which are available in U.S. dollars, Euros, Pounds Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility will be used for working capital and general corporate purposes.  As of March 31, 2009, there were no borrowings outstanding under the facility and the Company has issued approximately $2.1 million of letters of credit under the revolving credit facility.

Convertible Debt

The $100 million aggregate principal amount of Convertible Senior Notes due January 15, 2025, with an interest rate of 2.25% (the “2.25% Notes”) are convertible, subject to certain conditions, into the Company’s common stock at a conversion price of approximately $37.95 per share.  The 2.25% Notes will be convertible if, on or prior to January 15, 2020, the closing sale price of the Company’s common stock for at least 20 consecutive trading days in the period of 30 consecutive trading days ending on the first day of a conversion period is more than 120% of the then current conversion price of the 2.25% Notes.  The 2.25% Notes are also convertible in certain other circumstances, such as a change in control of the Company.  In the event that all or substantially all of the Company’s common stock is acquired on or prior to January 15, 2010, in a transaction in which the consideration paid to holders of the Company’s common stock consists of all or substantially all cash, the Company would be required to make additional payments in the form of common shares to the holders of the 2.25% Notes of amounts ranging from $0 to $7.6 million depending upon the date of the transaction and the then current stock price of the Company.   In addition, the 2.25% Notes will be redeemable at the Company’s option beginning January 20, 2010, and the holders may require the Company to repurchase the 2.25% Notes for cash on January 15, 2010, 2015 or 2020, or in certain other circumstances. Interest on the 2.25% Notes is payable on January 15 and July 15 of each year.

In 2006, the Company issued in a private placement $172.5 million aggregate principal amount of Convertible Senior Notes due September 30, 2011, with an interest rate of 0.50% (the “2011 Notes”), and $172.5 million aggregate principal amount of Convertible Senior Notes due September 30, 2013, with an interest rate of 0.75% (the “2013 Notes”).  The 2011 Notes and the 2013 Notes are convertible, subject to certain conditions, into the Company’s common stock at a conversion price of approximately $40.38 per share. The 2011 Notes and the 2013 Notes are convertible, at the option of the holder, prior to June 30, 2011 in the case of the 2011 Notes, and prior to June 30, 2013 in the case of the 2013 Notes, upon the occurrence of specified events, including, but not limited to a change in control, or if the closing sale price of the Company’s common stock for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 120% of the applicable conversion price in effect for the notes on the last trading day of the immediately preceding quarter. In the event that all or substantially all of the Company’s common stock is acquired on or prior to the maturity of the 2011 Notes or the 2013 Notes, in a transaction in which the consideration paid to holders of the Company’s common stock consists of all or substantially all cash, the Company would be required to make additional payments in the form of additional shares of common stock to the holders of the 2011 Notes and the 2013 Notes, collectively, in aggregate value ranging from $0 to approximately $45.3 million depending upon the date of the transaction and the then current stock price of the Company.  No additional payments are due at stock prices in excess of $100 per share.  As of June 30, 2011, with respect to the 2011 Notes, and as of June 30, 2013, with respect to the 2013 Notes, holders shall have the right to convert all or any portion of such security.  Neither the 2011 Notes nor the 2013 Notes may be redeemed by the Company prior to maturity. The holders may require the Company to repurchase the 2011 Notes and the 2013 Notes for cash in certain circumstances. Interest on the 2011 Notes and the 2013 Notes is payable on March 30 and September 30 of each year.

In 2006, the Company entered into hedge transactions relating to potential dilution of the Company’s common stock upon conversion of the 2011 Notes and the 2013 Notes (the “Conversion Spread Hedges”). Under the Conversion Spread Hedges, the Company is entitled to purchase from Goldman Sachs and Merrill Lynch approximately 8.5 million shares of the Company’s common stock (the number of shares underlying the 2011 Notes and the 2013 Notes) at a strike price of $40.38 per share (subject to adjustment in certain circumstances) in 2011 and 2013, and the counterparties are entitled to purchase from the Company approximately 8.5 million shares of the Company’s common stock at a strike price of $50.47 per share (subject to adjustment in certain circumstances) in 2011 and 2013.  The Conversion Spread Hedges increase the effective conversion price of the 2011 Notes and the 2013 Notes to $50.47 per share from the Company’s perspective and are designed to reduce the potential dilution upon conversion of the 2011 Notes and the 2013 Notes. If the market value per share of the Company’s common stock at maturity is above $40.38, the Conversion Spread Hedge will entitle the Company to receive from the counterparties net shares of the Company’s common stock based on the excess of the then current market price of the Company’s common stock over the strike price of the hedge (up to $50.47). Holders of the 2011 Notes and the 2013 Notes do not have any rights with respect to the Conversion Spread Hedges. The Conversion Spread Hedges

are separate transactions entered into by the Company with the counterparties, are not part of the terms of the Notes and will not affect the holders’ rights under the 2011 Notes and the 2013 Notes. The Conversion Spread Hedges are exercisable at dates coinciding with the scheduled maturities of the 2011 Notes and 2013 Notes. The Conversion Spread Hedges do not immediately hedge against the associated dilution from conversions of the Notes prior to their stated maturities.  Therefore, if the holders of the 2011 Notes or the 2013 Notes elect to convert all or a portion of their notes prior to maturity, the Company will be obligated to immediately deliver any related conversion premium in shares of common stock or a combination of cash and shares.  However, the hedging counterparties will not be obligated to deliver the Company shares or cash that would offset the dilution associated with the early conversion activity until 2011 and 2013.  Because of this potential timing difference, it is possible that the number of shares, if any, that the Company receives from its Conversion Hedge Spread could differ materially from the number of shares, if any, that it is required to deliver to holders of the Notes upon their early conversion.   This potential difference in timing can potentially make the hedges ineffective, which could negatively impact the Company’s future diluted shares outstanding and diluted earnings per share.

Convertible debt as of March 31, 2009 consists of the following (in thousands):

March 31, 2009	Outstanding Principal Amount	Unamortized Debt Discount	Carrying Value
0.50% Convertible Senior Notes due September 2011	$134,565	$(22,108)	$112,457
0.75% Convertible Senior Notes due September 2013	146,000	(39,891)	106,109
2.25% Convertible Senior Notes due January 2025	91,915	(4,069)	87,846
Outstanding convertible debt	$372,480	$(66,068)	$306,412

Convertible debt as of December 31, 2008 consists of the following (in thousands):

December 31, 2008	Outstanding Principal Amount	Unamortized Debt Discount	Carrying Value
0.50% Convertible Senior Notes due September 2011	$134,565	$(24,093)	$110,472
0.75% Convertible Senior Notes due September 2013	158,500	(45,286)	113,214
2.25% Convertible Senior Notes due January 2025	99,920	(5,696)	94,224
Outstanding convertible debt	$392,985	$(75,075)	$317,910

On January 1, 2009, the Company adopted FSP APB 14-1.  FSP APB 14-1 requires cash settled convertible debt, such as the Company’s convertible senior notes, to be separated into debt and equity components at issuance and a value to be assigned to each.  The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar bond without the conversion feature.  The difference between the bond cash proceeds and this estimated fair value, representing the value assigned to the equity component, is recorded as a debt discount.  Debt discount is amortized using the interest method over the period from origination or modification date through the earlier of the first stated put date or the stated maturity date.  The adoption of this FSP on January 1, 2009, required retrospective application for all prior periods presented (refer to Note 1 for information regarding the adjustments).

The Company estimated the straight debt borrowing rates at debt origination or modification (the 2011 Notes and 2013 Notes were structured as cash settled at issue in 2006 and the 2.25% Notes were modified to cash settled in 2006) to be 7.75% for the 2011 Notes and 2.25% Notes and 8.0% for the 2013 Notes.  The yield to maturity was estimated at an at-market coupon priced at par.  The straight debt borrowing rate for the 2.25% Notes was based upon an effective maturity date of January 15, 2010 because on that date the 2.25% Notes will be redeemable at the Company’s option and the holders may require the Company to repurchase these notes.

During 2008, approximately $125 million aggregate principal amount of the Company’s 1% Convertible Senior Notes due August 2010 were converted.  The Company estimated the straight debt borrowing rate for these notes at modification (the 1.00% Convertible Senior

Notes due 2010 (the “1% Notes”) were modified to cash settled in 2006) to be 7.75%.  The yield to maturity was estimated at an at market coupon priced at par.  The straight debt borrowing rate for the 1% Notes was based upon an effective maturity date of August 1, 2008 because on that date this note was redeemable at the option of the Company or the holders.

Based upon the closing price of the Company’s common stock for the prescribed measurement periods during the three months ended March 31, 2009 and December 31, 2008, the contingent conversion thresholds on each of the Company’s convertible senior notes were exceeded.  As a result, the notes are convertible at the option of the holder as of March 31, 2009 and December 31, 2008 and, accordingly, have been classified as a current liability on the Company’s Unaudited Consolidated Balance Sheet as of those dates.  However, contingencies continue to exist regarding the holders’ ability to convert such notes in future quarters.  The determination of whether or not the notes are convertible must continue to be performed on a quarterly basis.  Consequently, the convertible debt may not be convertible in future quarters, and therefore may again be classified as long-term debt, if the contingent conversion thresholds are not met in such quarters.  In cases where holders decide to convert prior to the maturity date or first stated put date, the Company writes off the proportionate amount of remaining debt issuance costs.  If the note holders exercise their option to convert, the Company would deliver cash to repay the principal amount of the notes and would deliver cash or shares of common stock, at its option, to satisfy the conversion value in excess of the principal amount.

Since all of the notes are convertible as of March 31, 2009 and December 31, 2008 at the option of the holder and terms of the notes require that the principal amount be settled in cash, the Company made a reclassification from permanent equity to mezzanine equity (shown as “convertible debt” between total liabilities and stockholders’ equity on the Unaudited Consolidated Balance Sheets) as required by EITF Topic No. D-98, “Classification and Measurement of Redeemable Securities.”  The amount reported as mezzanine equity plus the current liability for convertible debt represents the Company’s total principal outstanding at each reporting period.

As of March 31, 2009 and December 31 2008, the estimated fair value of the outstanding senior notes was approximately $743 million and $742 million, respectively.  Fair value was estimated based upon actual trades at the end of the reporting period or the most recent trade values available.  Substantially all of the market value of the Company’s debt in excess of the principal value relates to the conversion premium on the bonds.

The carrying value of the permanent equity component related to the convertible notes was a credit to additional paid-in capital of $4.5 million at March 31, 2009, and a charge to additional paid-in capital of $0.5 million at December 31, 2008.

For the three months ended March 31, 2009 and 2008, the Company recognized interest expense of $6.5 million and $9.6 million, respectively, related to convertible notes, comprised of $0.9 million and $1.4 million, respectively, for the contractual coupon interest, $5.2 million and $7.6 million, respectively, related to the amortization of debt discount and $0.4 million and $0.6 million, respectively, related to the amortization of debt issuance costs.  The effective interest rate for the three months ended March 31, 2009 and 2008 was 8.2% and 8.3%, respectively.  The remaining period for amortization of debt discount and debt issuance costs is the stated maturity dates for the 2011 Notes and 2013 Notes and January 2010 for the 2.25% Notes, which is the first stated put date.

In addition, if the Company’s convertible debt is redeemed or converted prior to maturity, FSP APB 14-1 requires the recognition of a gain or loss on extinguishment.  The gain or loss is the difference between the fair value of the debt component immediately prior to extinguishment and its carrying value.  To estimate the fair value at each conversion date, the Company used an applicable LIBOR rate plus an applicable credit default spread based upon the Company’s credit rating at the respective conversion dates.

In the three months ended March 31, 2009, approximately $8.0 million aggregate principal amount of 2.25% Notes and $12.5 million aggregate principal amount of 2013 Notes were converted.  The Company delivered cash of $20.5 million to repay the principal amount and issued 251,423 shares in satisfaction of the conversion value in excess of the principal amount.  During the three months ended March 31, 2009, the Company recognized a gain of $2.9 million, ($1.7 million after tax) in “Foreign currency transactions and other” in the Unaudited Consolidated Statements of Operations.  During the three months ended March 31, 2008, there were no conversions.  In addition, unamortized debt issuance costs written off to interest expense in the three months ended March 31, 2009 related to converted debt amounted to approximately $0.1 million.

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

Under these programs, the Company repurchased 155,528 and 26,612 shares at aggregate costs of $13.1 million and $3.3 million were made in the three months ended March 31, 2009 and 2008, respectively, to satisfy employee withholding taxes related to stock-based compensation.

The Company may make additional repurchases of shares under its stock repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors. Whether and when to initiate and/or complete any purchase of common stock and the amount of common stock purchased will be determined in the Company’s complete discretion. As of March 31, 2009 there were approximately 6.8 million shares of the Company’s common stock held in treasury.

11.          INCOME TAXES

Income tax expense includes U.S. and international income taxes, determined using an estimate of the Company’s annual effective tax rate.  A deferred tax liability is recognized for all taxable temporary differences, and a deferred tax asset is recognized for all deductible temporary differences and operating loss and tax credit carryforwards.  A valuation allowance is recognized if it is more-likely-than not that some portion of the deferred tax asset will not be realized.

The Company recognizes income tax expense related to income generated outside of the United States based upon the applicable tax rates of the foreign countries in which the income is generated.  During the three months ended March 31, 2009 and 2008, the substantial majority of the Company’s foreign-sourced income has been generated in the United Kingdom and the Netherlands.  Income tax expense for the three months ended March 31, 2009 and 2008 differs from the expected tax expense at the U.S. statutory rate of 35%, primarily due to U.S. tax on certain foreign income, non-deductible expenses, state income taxes, lower foreign tax rates and the foreign tax benefit of interest expense on intercompany debt.

The Company has significant deferred tax assets, resulting principally from domestic net operating loss carryforwards (“NOLs”).  As required by SFAS No. 109, “Accounting for Income Taxes,” the Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of these deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future income, the carryforward periods available for tax reporting purposes, and other relevant factors.  The deferred tax asset at March 31, 2009 and December 31, 2008 amounted to $158.3 million and $166.1 million, net of the valuation allowance recorded, respectively (refer to Note 1 for the impact of the adoption of FSP APB 14-1).  It is more-likely-than not that the remaining deferred tax assets will not be realized and, accordingly, a valuation allowance remains against those assets.  The valuation allowance may need to be adjusted in the future if facts and circumstances change, causing a reassessment of the amount of deferred tax assets more-likely-than not to be realized.  Despite robust growth in the Company’s domestic earnings during the three months ended March 31, 2009, the valuation allowance has not been reduced due to the inherent uncertainty and the likely negative potential impact the worldwide recession and other issues will have on our future operating results and future realization of our deferred tax assets.

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

The Company has recorded a deferred tax liability in the amount of $44.3 million and $48.9 million at March 31, 2009 and December 31, 2008, respectively, primarily related to the assignment of estimated fair value to certain purchased identifiable intangible assets associated with the acquisitions of Booking.com Limited, Booking.com B.V. and priceline.com Mauritius Company Limited (formerly known as the Agoda Company, Ltd.).

12.          COMMITMENTS AND CONTINGENCIES

Litigation Related to Hotel Occupancy and Other Taxes

The Company and certain other third-party defendants are currently involved in approximately thirty-five lawsuits brought by or against cities and counties over issues involving the payment of hotel occupancy taxes.  The Company is also involved in two consumer lawsuits relating to, among other things, the payment of hotel occupancy taxes and service fees.  In addition, more than forty municipalities have initiated audit proceedings (including twenty-nine proceedings initiated by municipalities in California within the last six months), issued proposed tax assessments or started inquiries relating to the payment of hotel occupancy taxes.  Additional state and local jurisdictions are likely to assert that the Company is subject to, among other things, hotel occupancy taxes and could seek to collect such taxes, retroactively and/or prospectively.

In connection with some of these occupancy tax audits and assessments, the Company may be required to pay any assessed taxes, which amounts may be substantial, prior to being allowed to contest the assessments and the applicability of the ordinances in judicial proceedings.  This requirement is commonly referred to as “pay to play.”  Payment of these amounts, if any, is not an admission that the Company believes it is subject to such taxes and, even if such payments are made, the Company intends to continue to assert its position vigorously.

Litigation is subject to uncertainty and there could be adverse developments in these pending or future cases and proceedings.  An unfavorable outcome or settlement of pending litigation could encourage the commencement of additional litigation, audit proceedings or other regulatory inquiries.  In addition, an unfavorable outcome or settlement of these actions or proceedings could result in substantial liabilities for past and/or future bookings, including penalties, interest and/or attorney fees, and could have a material adverse effect on the Company’s business and results of operations.  There have been, and will continue to be, substantial ongoing costs, which may include “pay to play” payments, associated with the Company defending its position in pending and any future cases or proceedings. To the extent that any tax authority succeeds in asserting that the Company has a tax collection responsibility, it is likely that, with respect to future transactions, the Company would collect any such additional tax obligation from its customers, which would have the effect of increasing the cost of hotel room reservations to the Company’s customers and, consequently, could make the Company’s hotel service less competitive and reduce hotel reservation transactions.

A discussion of each of the legal and other proceedings referenced above can be found in the section titled “Legal Proceedings” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The following developments regarding such proceedings occurred during or after the three months ended March 31, 2009:

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

•                  The Township of Lyndhurst, New Jersey v. priceline.com Incorporated, et al.

•                  County of Monroe, Florida v. Priceline.com, Inc. et al.

A discussion of each of the legal proceedings listed above can be found in the section titled “Legal Proceedings” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The following developments regarding such legal proceedings occurred during or after the three months ended March 31, 2009:

Pitt County v. Hotels.com, L.P., et al.:  On January 14, 2009, the United States Court of Appeals for the Fourth Circuit affirmed the district court’s decision rejecting Pitt County’s tax claims.  On January 27, 2009, the County filed a petition for re-hearing “en banc.”  On February 10, 2009, the petition for re-hearing “en banc” was denied.

City of San Antonio, Texas v. Hotels.com, L.P., et al.:  The parties are presently conducting discovery.  On March 30, 2009, both plaintiffs and defendants filed motions for summary judgment and the briefing on those motions is expected to be completed by May 13, 2009.  A trial date is set for October 5, 2009.

Lake County Convention and Visitors Bureau, Inc. and Marshall County v. Hotels.com, L.P., et al.:  On July 28, 2008, the defendants answered the complaint.  On March 31, 2009, defendants filed a motion for summary judgment based on the plaintiffs’ failure to exhaust administrative remedies.

Louisville/Jefferson County Metro Government v. Hotels.com, L.P., et al.:  On September 30, 2008, the court granted the defendants’ motion for reconsideration of its prior order denying the defendants’ motion to dismiss the claims brought by the Louisville/Jefferson County Metro Government, and dismissed all of that plaintiff’s claims.  The court also granted the defendants’ motion to dismiss the claims brought by the Lexington-Fayette Urban County Government.  The court dismissed all claims against the defendants with prejudice.  Both plaintiffs filed notices of appeal to the U.S. Court of Appeals for the Sixth Circuit.  On February 25, 2009, appellants filed a brief with the Court of Appeals.  On April 27, 2009, appellees filed their response brief.  Appellant’s reply brief is due on May 11, 2009.

City of Gallup, New Mexico v. Hotels.com, L.P., et al.:  On January 8, 2009, the plaintiff filed a motion for class certification.  Briefing on plaintiffs’ class certification motion was completed on April 30, 2009.  Also on January 8, 2009, plaintiff filed a motion for leave to amend the complaint.  The court granted that motion on January 16, 2009.  On February 2, 2009, defendants answered the First Amended Complaint.

City of Jacksonville v. Hotels.com, L.P., et al.:  On February 25, 2009, the court granted plaintiff’s motion for leave to amend its complaint.  On March 10, 2009, plaintiff filed its First Amended Complaint and, on April 8, 2009, the defendants answered it.

The City of Goodlettsville, Tennessee, et al. v. priceline.com Incorporated, et al.:  On March 31, 2009, the United States District Court for the Middle District of Tennessee denied defendants’ motion to dismiss.  On April 24, 2009, defendants answered the complaint.

The Township of Lyndhurst, New Jersey v. priceline.com Incorporated, et al.:  On March 18, 2009, the United States District Court for the District of New Jersey granted defendants’ Motion to Dismiss the complaint with prejudice on the grounds that the plaintiff lacked standing to bring its claims.  On April 9, 2009, plaintiff filed a notice of appeal.

County of Monroe, Florida v. Priceline.com, Inc. et al:  On March 30, 2009, the Court dismissed the action because a scheduling report had not been submitted to the Court.  Thereafter, on April 15, 2009, the plaintiff filed another complaint making the same substantive allegations made in its previous complaint.  On April 23, 2009, defendants moved to dismiss.

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

•                  City of Findlay, Ohio  v. Hotels.com, L.P., et al.

•                  City of Chicago, Illinois v. Hotels.com, L.P., et al.

•                  City of San Diego, California v. Hotels.com L.P., et al.

•                  City of Atlanta, Georgia v. Hotels.com L.P., et al.

•                  City of Charleston, South Carolina v. Hotel.com, et al.

•                  Town of Mount Pleasant, South Carolina v. Hotels.com, et al.

•                  City of Columbus, Ohio et al. v. Hotels.com, L.P., et al.

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

•                  City of Myrtle Beach, South Carolina v. Hotels.com, LP, et al.

•                  City of Houston, Texas v. Hotels.com, LP, et al.

•                  City of Oakland, California v. Hotels.com, L.P., et al.

•                  Mecklenburg County v. Hotels.com, LP, et al.

A discussion of each of the legal proceedings listed above can be found in the section titled “Legal Proceedings” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The following developments regarding such legal proceedings occurred during or after the three months ended March 31, 2009:

City of Findlay v. Hotels.com, L.P., et al and City of Columbus, et al. v. Hotels.com, L.P., et al.:  Plaintiffs have indicated their intent to amend the complaint to add Franklin County Convention Authority as a plaintiff.

City of Atlanta, Georgia v. Hotels.com L.P., et al.:  On March 23, 2009, the Georgia Supreme Court reversed a lower court’s dismissal of the action for failure to exhaust administrative remedies, allowing the claim for declaratory relief to be returned to the lower court.  On April 7, 2009, the Georgia Supreme Court denied the Company’s and other defendants’ motion for reconsideration.

City of Oakland, California v. Hotels.com, L.P., et al.:  On December 5, 2007, the City of Oakland filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit.  The plaintiff’s appeal to the U.S. Court of Appeals for the Ninth Circuit remains pending and argument was heard on the appeal on April 17, 2009.

City of Baltimore, Maryland v. Priceline.com, Inc., et al.:  On March 16, 2009, the defendants moved to dismiss the complaint.  On April 16, 2009, plaintiffs responded to the motion.  A hearing on the motion is scheduled for May 29, 2009.

County Commissioners of Worcester, Maryland v. Priceline.com, Inc., et al.:  On March 16, 2009, the defendants moved to dismiss the complaint.  On April 16, 2009, plaintiffs responded to the motion.  A hearing on the motion is scheduled for May 29, 2009.

In addition to the actions above, the following new cases were filed by individual cities and counties:

City of Bowling Green, KY v. Hotels.com LP et al.:  On March 10, 2009, the City of Bowling Green filed a complaint in Warren Circuit Court in the Commonwealth of Kentucky against the Company and other defendants.  The complaint asserts claims for violation of the Uniform Transient Room Ordinances (KRS 91A.390, KRS 153.440 and KRS 91A.392), unjust enrichment, money had and received, and conversion, and seeks imposition of a constructive trust and declaratory judgment.  Defendants have not yet answered the complaint.

County of Genesee, MI, County of Calhoun, MI, County of Ingham, MI and County of Saginaw, MI v. Hotels.com LP et al.:  On February 20, 2009, four counties in Michigan filed a complaint in Circuit Court for the County of Ingham, Michigan against the Company and other defendants.  The complaint asserts claims for violation of hotel tax statutes and ordinances, conversion, and unjust enrichment, and seeks imposition of a constructive trust and declaratory judgment.  Defendants have not yet answered the complaint.

The Company intends to defend vigorously against the claims in all of the proceedings described above.

Judicial Actions Relating to Assessments Issued by Individual Cities and Counties

After administrative remedies have been exhausted, the Company may seek judicial review of assessments issued by an individual city or county.

The following additional judicial action was brought during the three months ended March 31, 2009:

Priceline.com Inc. v. Indiana Dept. of Revenue:  On May 6, 2008, the Indiana Department of Revenue (“DOR”) issued notices of proposed assessment to the Company in which it proposed to assess Gross Retail and Innkeeper Taxes along with interest.  Thereafter, on June 19, 2008, the Company protested the proposed assessments.  On January 30, 2009, the Indiana DOR issued Letters of Findings denying the Company’s protest.  On March 30, 2009, the Company filed a complaint in Indiana Tax Court seeking an injunction from the collection of tax.  The DOR has not yet answered the complaint.

In addition, two other judicial actions relating to assessments issued by individual cities and counties were pending during the three months ended March 31, 2009.

•                  Priceline.com, Inc. et al. v. Broward County, FL

•                  Priceline.com, Inc. et al. v. City of Anaheim et al

A discussion of each of the legal proceedings listed above can be found in the section titled “Legal Proceedings” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The following developments regarding such legal proceedings occurred during or after the three months ended March 31, 2009:

Priceline.com, Inc. et al. v. Broward County, Florida:  The counterclaim defendants moved to dismiss the counterclaims and to strike the affirmative defenses on February 23, 2009, and counterclaimants responded on March 24, 2009.  On March 3, 2009, defendant Broward County moved to consolidate the action with an action captioned Orbitz, LLC, Internetwork Publishing Corp., d/b/a Lodging.com v. Broward County, Florida and Florida Department of Revenue, Case No. 2009 CA 000126.  On March 13, 2009, plaintiffs opposed the motion to consolidate.

Priceline.com Inc. et al. v. City of Anaheim et al.:   On February 18, 2009, the Company and Travelweb LLC joined a motion filed by Expedia, Inc. seeking a ruling that the plaintiffs do not have to pay the amounts assessed by the City until resolution of the matter by the courts.  On February 26, 2009, the City moved to dismiss on the basis that plaintiffs had not paid the assessed amounts prior to filing the action.  On March 30, 2009, the court ruled that Expedia, the Company and others did not have to pay the assessed amount as a precondition to bringing suit in the courts.  On March 25, 2009, plaintiffs moved to consolidate the case with the City of Los Angeles case; at a hearing held on April 30, 2009, the court indicated that it would grant that petition.  On April 17, 2009, the City answered the petition and complaint and filed a cross complaint asserting claims for conversion, and violations of California Civil Code sections 2223 and 2224.  The cross-complaint also seeks imposition of a constructive trust, and seeks injunctive relief based upon alleged violations of the transient occupancy tax.

In separate proceedings initiated on September 11, 2008 in the California Superior Court for the County of Orange, the Company, along with other online travel companies, challenged the City’s use of contingency fee counsel in transient occupancy tax proceedings.  On October 31, 2008, the court denied the petition.  The Company and the other online travel companies appealed that ruling to the California Court of Appeal, Fourth Appellate District; briefing on the appeal is scheduled to be completed by May 12, 2009.

The Company intends to prosecute vigorously its claims in these actions.

Consumer Class Actions

Two purported class actions brought by consumers against the Company were pending during the three months ended March 31, 2009.

•                  Marshall, et al. v. priceline.com, Inc.

•                  Chiste, et al. v. priceline.com Inc., et al.

A discussion of each of the legal proceedings listed above can be found in the section titled “Legal Proceedings” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The following developments regarding such legal proceedings occurred during or after the three months ended March 31, 2009:

Chiste, et al. v. priceline.com Inc., et al.:  Defendants moved to dismiss the complaint on March 6, 2009.  Briefing is scheduled to be completed on July 3, 2009

The Company intends to defend vigorously against the claims in all of the proceedings described above.

Administrative Proceedings and Other Possible Actions

At various times the Company has also received inquiries or proposed tax assessments from municipalities and other taxing jurisdictions relating to the Company’s charges and remittance of amounts to cover state and local hotel occupancy and other related taxes.  Among others, the City of Philadelphia, Pennsylvania; Miami-Dade County, Florida; the City of Anaheim, California; the City of Phoenix, Arizona; the City of San Francisco, California; the City of Chicago, Illinois; Broward County, Florida and state tax officials from Wisconsin, Pennsylvania, and Texas, have begun formal or informal administrative procedures or stated that they may assert claims against the Company relating to allegedly unpaid state or local hotel occupancy or related taxes.  In addition, during the three months ended March 31, 2009, the Company received audit notices from 28 other cities in the state of California. The Company is engaged in audit proceedings in each of those cities. On October 31, 2008, the City of San Francisco issued an assessment which the Company appealed through the administrative process.  While that appeal remains pending and the Company has not received formal notice of its outcome, the Company expects that it will be assessed approximately $3.3 million, which includes interest and penalties, in the near future. The Company intends to appeal the assessment to the courts, but may have to pay the proposed assessment to the City of San Francisco in order to do so.  On March 10, 2009, the Company received an assessment from the State of Texas which it intends to appeal through the administrative process.

Litigation Related to Securities Matters

On March 16, March 26, April 27, and June 5, 2001, respectively, four putative class action complaints were filed in the U.S. District Court for the Southern District of New York naming priceline.com Inc. and five of its directors as defendants (01 Civ. 2261, 01 Civ. 2576, 01 Civ. 3590 and 01 Civ. 4956).  The complaints allege, among other things, that priceline.com and the individual defendants violated the federal securities laws by issuing and selling priceline.com common stock in priceline.com’s March 1999 initial public offering without disclosing to investors that some of the underwriters in the offering, including the lead underwriters, had allegedly solicited and received excessive and undisclosed commissions from certain investors. A complete description of these actions is contained in the Company’s annual report on Form 10-K for the year ended December 31, 2008.  Since the filing of such report, and after extensive negotiations, the parties reached a comprehensive settlement on or about March 30, 2009.  On April 2, 2009, plaintiffs filed a Notice of Motion for Preliminary Approval of Settlement.  The motion is still pending.  This settlement was previously approved by a special committee of the priceline.com Board of Directors.  Pursuant to that settlement, the claims against the Company will be dismissed with prejudice in return for which the Company will pay approximately $0.3 million.

The Company intends to defend vigorously against the claims in all of the proceedings described in this Note 12.  The Company has accrued for certain legal contingencies where it is probable that a loss has been incurred and the amount can be reasonably estimated.  Except as disclosed, such amounts accrued are not material to the Company’s Unaudited Consolidated Balance Sheets and provisions recorded have not been material to the consolidated results of operations.  The Company is unable to estimate the potential maximum range of loss.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Unaudited Consolidated Financial Statements, including the notes to those statements, included elsewhere in this Form 10-Q, and the Section entitled “Special Note Regarding Forward Looking Statements” in this Form 10-Q.  As discussed in more detail in the Section entitled “Special Note Regarding Forward Looking Statements,” this discussion contains forward-looking statements, which involve risks and uncertainties.  Our actual results may differ materially from the results discussed in the forward-looking statements.  Factors that might cause those differences include, but are not limited to, those discussed in “Risk Factors.”

Overview

General.  We are a leading online travel company that offers our customers a broad range of travel services, including hotel rooms, car rentals, airline tickets, vacation packages, cruises and destination services.  Internationally, we offer our customers hotel room reservations in 78 countries and 28 languages.  In the United States, we offer our customers a unique choice: the ability to purchase travel services in a traditional, price-disclosed manner or the opportunity to use our unique Name Your Own Price® service, which allows our customers to make offers for travel services at discounted prices.

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

Over the last several years, our business has transitioned from one driven primarily by domestic results to one driven primarily by international results.  Prior to 2004, substantially all of our revenues were generated within the United States.  In September 2004, we acquired Booking.com Limited, a U.K.-based online hotel service; in July 2005, we acquired Booking.com B.V., a Netherlands-based online hotel service (together with Booking.com Limited, “Booking.com”); and in November 2007, we acquired priceline.com Mauritius Company Limited (formerly known as the Agoda Company, Ltd.), an online hotel service with operations in Singapore and Thailand (“Agoda”).  During the three months ended March 31, 2009, our international business — the significant majority of which is currently generated by our European operations — represented approximately 56% of our gross bookings (an operating and statistical metric referring to the total dollar value, inclusive of all taxes and fees, of all travel services purchased by our customers) and for full year 2008, contributed more than two-thirds of our consolidated operating income.  Given that our international business is primarily comprised of hotel reservation services, revenue earned in connection with the reservation of hotel room nights has come to represent a substantial majority of our gross profit.

Worldwide recession is negatively affecting the broad travel market and, as a result, our business.  Most recently, global economic and financial market conditions have worsened markedly, creating uncertainty for consumers and pressuring consumer spending on travel.  Hotel operators have continued to report significant decreases in occupancy rates (a common metric that measures hotel customer usage) and average daily rates (“ADRs”) in the United States, Europe and Asia.  We believe that the positive trends impacting our domestic and international business largely overshadowed these negative influences in 2008 and the first quarter of 2009.  However, market conditions have worsened, with particular deterioration in the fourth quarter 2008 and continuing into 2009. We believe worldwide recession and these weakening travel market trends, including, without limitation, decreased consumer demand, further deterioration in ADRs and increases in cancellations, have had a negative impact on our business, particularly in Europe, and will continue to have a negative impact in the near term.  We cannot predict the magnitude or duration of this worldwide recession, but our current limited visibility does not suggest any near-term improvement.

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

As our international operations have become significant contributors to our results and international hotel bookings have become of increased importance to our earnings, we have seen, and expect to continue to see, changes in certain of our operating expenses and other financial metrics.  For example, because our international operations utilize online affiliate and search marketing as the principal means of generating traffic to their websites, our online advertising expense has increased significantly since our acquisition of those companies, a trend we expect to continue throughout the remainder of 2009 and beyond.  In addition, and as discussed in more detail below, since the acquisitions of Booking.com, we have seen the effects of seasonal fluctuations on our operating results change as a result of different revenue recognition policies that apply to our price-disclosed services (including our international hotel service) as compared to our Name Your Own Price® services.

Another impact of the growing importance that our international operations represent to our business is our increased exposure to foreign currency exchange risk.  Because we are conducting a significant and growing portion of our business outside the United States and are reporting our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates as the financial results of our international operations are translated from local currency (principally the Euro and the British Pound Sterling) into U.S. dollars upon consolidation.  Our international operations contributed approximately $114.6 million to our revenues for the three months ended March 31, 2009, which compares to $104.2 million for the three months ended March 31, 2008.  Excluding the unfavorable impact of foreign currency exchange rates, revenue attributable to our international operations increased by approximately 30% in the three months ended March 31, 2009, compared to the same period in 2008.  The U.S. dollar generally weakened from when we acquired Booking.com B.V. in July 2005, until mid-2008, and as a result, the year-over-year growth rates in our international results, when reported in U.S. dollars, were positively impacted by changes in foreign exchange rates.  If the U.S. dollar strengthens against the Euro and the British Pound Sterling, as it did in the second half of 2008 and the first quarter of 2009, we would experience decreased net assets, revenues, operating expenses and it would become increasingly difficult for us to grow our gross bookings, revenues and earnings on a U.S. dollar denominated basis during the remainder of 2009 and beyond.  If the U.S. dollar weakens against the local currency, the translation of our foreign-currency-denominated balances will result in increased net assets, gross bookings, revenues, operating expenses, and net income.

The impact of short-term currency fluctuations on our income for the three months ended March 31, 2009 was minimized by certain derivatives we held.  As of March 31, 2009, derivatives with a notional value of 30.0 million Euros and 106.9 million Thai Baht were outstanding.  Subsequent to March 31, 2009, we entered into additional derivatives with a notional value of 5.0 million Euros and 5.0 million British Pounds Sterling.  As of March 31, 2008, derivatives with notional values of 59.4 million Euros and 2.5 million British Pounds Sterling were outstanding.  Furthermore, our derivative instruments are not designed to hedge against currency fluctuation that could impact our foreign currency denominated gross bookings, revenue or gross profit.

Domestic Trends.  In June 2007, we eliminated processing fees for our price-disclosed airline ticket service, and in April 2008, we reduced processing fees for our domestic price-disclosed merchant hotel room service.  As a result, since those dates, we have had a pricing advantage against other major online travel agents with respect to these travel services.  Starting in March 2009, Expedia launched a promotion temporarily suspending air booking fees for bookings made through May 31, 2009.  Later in March 2009, Travelocity matched the Expedia promotion and in April 2009, Orbitz followed.  As a result, we no longer have the price advantage that we have had against our major competitors on price-disclosed airline tickets since June 2007.  Similarly, in April 2009, each of Expedia and Orbitz temporarily reduced booking fees on hotel rooms, and we therefore no longer have a price advantage over those companies on price-disclosed merchant hotel rooms.  Currently, each of our competitors’ processing fee promotions are temporary, however, if any or all of these promotions are made permanent our results may suffer.

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

In addition, recent decreases in domestic airline capacity and the emerging prospect of industry consolidation, as evidenced by the recent merger agreement between Delta Air Lines and Northwest Airlines, could further reduce the amount of airline tickets available to us.  Furthermore, we have recently observed a sharp year-over-year decline in passenger traffic and airfares across the airline industry, which we believe is principally due to the worldwide recession and higher oil prices in 2008.  Decreases in capacity and lower traveler demand negatively impact our domestic air business, which in turn has negative repercussions on our domestic hotel and rental car businesses.  In addition, recent decreases in rental car fleets have led to increases in retail rental car rates. Higher retail rental car rates can negatively impact our retail rental car service, but can be beneficial to our Name Your Own Price® rental car service.  We continue to believe that the market for domestic online travel services is an attractive market with continued opportunity for growth.

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

We believe that our success will depend in large part on our ability to maintain profitability, primarily from our hotel business, to continue to promote the priceline.com brand in the United States, the Booking.com brand internationally, the Agoda brand in Asia and, over time, to offer other travel services and further expand into other international markets. Factors beyond our control, such as worldwide recession, terrorist attacks, travel related health concerns including pandemics and epidemics such as H1N1 influenza (swine flu), avian bird flu and SARS, political instability, regional hostilities, increases in fuel prices, imposition of taxes or surcharges by regulatory authorities, travel related accidents, unusual weather patterns, including natural disasters such as hurricanes, tsunamis or earthquakes; or the withdrawal from our system of a major hotel supplier or airline, could adversely affect our business and results of operations and impair our ability to effectively implement all or some of the initiatives described above.  For example, recent civil unrest during the peak booking season in Thailand, a key market for our Agoda business, negatively impacted booking volumes and future civil or political unrest would further disrupt Agoda’s business.  We intend to continue to invest in marketing and promotion, technology and personnel within parameters consistent with attempts to improve operating results.  We also intend to broaden the scope of our business, and to that end, we explore strategic alternatives from time to time in the form of, among other things, mergers and acquisitions. Our goal is to improve volume and sustain gross margins in an effort to maintain profitability. The uncertain environment described above makes the prediction of future results of operations difficult, and accordingly, we cannot provide assurance that we will sustain revenue growth and profitability.

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

Recent Developments.  In April 2009, the World Health Organization (WHO) issued a Disease Outbreak Notice confirming the infection of a number of people in Mexico and the United States by Swine Influenza H1N1.  Shortly thereafter, the WHO declared the swine flu a public health emergency of international concern and stated that containment of the outbreak is not feasible.  As of May 5, 2009, 21 countries have officially reported more than 1,000 cases of swine flu infection.  Some governmental officials are advising against travel to the United States or Mexico unless the need is urgent.  We are unable to predict the scope or duration of the swine flu outbreak or its impact on the travel industry generally, or our business in particular. However, concerns relating to the health risk posed by the swine flu could result in decreased demand for our travel services and an increase in cancellations of existing travel plans, either of which could adversely affect our business.

Results of Operations

Three Months Ended March 31, 2009 compared to the Three Months Ended March 31, 2008

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

Gross bookings resulting from hotel room nights, rental car days and airline tickets sold through our domestic and international operations for the three months ended March 31, 2009 and 2008 were as follows (numbers may not total due to rounding):

	Three Months Ended March 31,
	2009	2008	Change

Domestic	$851 million	$721 million	18.1%
International	1,092 million	1,038 million	5.3%
Total	$1,944 million	$1,759 million	10.5%

Gross bookings resulting from hotel room nights, rental car days and airline tickets sold through our agency and merchant models for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended March 31,
	2009	2008	Change

Agency	$1,470 million	$1,370 million	7.3%
Merchant	474 million	389 million	21.9%
Total	$1,944 million	$1,759 million	10.5%

Gross bookings increased by 10.5% for the three months ended March 31, 2009, compared to the same period in 2008, despite year-over-year declines in average selling prices in all of our hotel and airline ticket services in most markets.  The increase in gross bookings was primarily attributable to 18.1% growth in our domestic gross bookings, primarily due to growth in the sale of price-disclosed airline tickets, Name Your Own Price® hotel room nights, merchant price-disclosed hotel room nights and Name Your Own Price® rental car days.  International gross bookings, virtually all of which relate to retail hotel room night sales, increased by 5.3%.  Excluding the unfavorable impact of foreign currency exchange rates, international gross bookings increased by approximately 23.5% in the three months ended March 31, 2009, compared to the same period in 2008.

Agency gross bookings increased 7.3% for the three months ended March 31, 2009, compared to the same period in 2008, due to growth in the sale of price-disclosed airline tickets and Booking.com hotel room nights.  Merchant gross bookings increased 21.9% for the three months ended March 31, 2009, compared to the same period in 2008, due to an increase in the sale of Name Your Own Price® hotel room nights, domestic merchant price-disclosed hotel room nights and Name Your Own Price® rental car days.

Three Months Ended	Hotel Room Nights	Rental Car Days	Airline Tickets

March 31, 2009	12.8 million	3.0 million	1.5 million

March 31, 2008	9.4 million	2.6 million	1.2 million

Hotel room nights sold increased by 36.4% for the three months ended March 31, 2009, over the same period in 2008, due primarily to an increase in the sale of Booking.com agency room nights, as well as an increase in the sale of Name Your Own Price® and domestic price-disclosed room nights.

Rental car days sold increased by 15.4% for the three months ended March 31, 2009, over the same period in 2008, due primarily to an increase in the sale of Name Your Own Price® rental car days, as well as an increase in price-disclosed rental car days.

Airline tickets sold increased by 28.0% for the three months ended March 31, 2009, over the same period in 2008, due primarily to an increase in the sale of price-disclosed airline tickets.

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

We continue to experience a shift in the mix of our travel business from a business historically focused exclusively on the sale of domestic point-of-sale travel services to a business that includes significant sales of international point-of-sale hotel services, a significant majority of which are currently generated in Europe.  Because our domestic services include merchant Name Your Own Price® travel services, which are reported on a “gross” basis, while both our domestic and international retail travel services are primarily recorded on a “net” basis, revenue increases and decreases are impacted by changes in the mix of the sale of merchant and retail travel services and, consequently, gross profit has become an increasingly important measure of evaluating growth in our business.  Our international operations contributed approximately $114.6 million to our revenues for the three months ended March 31, 2009, which compares to $104.2 million for the same period in 2008.  Excluding the unfavorable impact of foreign currency exchange rates, revenue attributable to our international operations increased by approximately 30% for the three months ended March 31, 2009, compared to the same period in 2008.

	Three Months Ended March 31,
	($000)
	2009	2008	Change

Merchant Revenues	$337,034	$289,159	16.6%
Agency Revenues	120,225	109,932	9.4%
Other Revenues	4,799	4,089	17.4%
Total Revenues	$462,058	$403,180	14.6%

Merchant Revenues

Merchant revenues for the three months ended March 31, 2009 increased 16.6% compared to the same period in 2008, primarily due to an increase in the sale of Name Your Own Price® hotel room nights and rental car days.

Agency Revenues

Agency revenues for the three months ended March 31, 2009 increased 9.4% compared to the same period in 2008, primarily as a result of growth in our international operations.

Other Revenues

Other revenues during the three months ended March 31, 2009 consisted primarily of advertising revenues.  Other revenues for the three months ended March 31, 2009 increased 17.4%, compared to the same period in 2008, primarily as a result of higher online advertising revenues and increased traffic.

Cost of Revenues and Gross Profit

	Three Months Ended March 31,
	($000)
	2009	2008	Change

Cost of Revenues	$253,728	$222,077	14.3%
% of Revenues	54.9%	55.1%

Cost of Revenues

For the three months ended March 31, 2009, cost of revenues consisted primarily of: (1) the cost of Name Your Own Price® hotel rooms from our suppliers, net of applicable taxes, (2) the cost of Name Your Own Price® airline tickets from our suppliers, net of the federal air transportation tax, segment fees and passenger facility charges imposed in connection with the sale of airline tickets; and (3) the cost of Name Your Own Price® rental cars from our suppliers, net of applicable taxes.  Cost of revenues for the three months ended March 31, 2009 increased by 14.3%, compared to the same period in 2008, due primarily to the increase in merchant revenue discussed above.  Merchant price-disclosed hotel revenues in the U.S. and at Agoda are recorded in merchant revenues net of the amounts paid to suppliers and therefore, there is no associated cost of revenues for merchant price-disclosed hotel revenues.

Agency revenues are recorded at their net amount, which are amounts received less amounts paid to suppliers, if any, and therefore, there are no costs of agency revenues.

Gross Profit

	Three Months Ended March 31,
	($000)
	2009	2008	Change

Gross Profit	$208,330	$181,103	15.0%
Gross Margin	45.1%	44.9%

Total gross profit for the three months ended March 31, 2009 increased by 15.0% compared to the same period in 2008, primarily as a result of increased revenue discussed above.  Total gross margin (gross profit expressed as a percentage of total revenue) increased during the three months ended March 31, 2009, compared to the same period in 2008, because Name Your Own Price® transactions, whose revenues are recorded “gross” with a corresponding cost of revenue, represented a smaller percentage of transactions compared to retail, price-disclosed transactions which are primarily recorded “net” with no corresponding cost of revenues.  Because Name Your Own Price® transactions are reported “gross” and retail transactions are primarily recorded on a “net” basis, we believe that gross profit has become an increasingly important measure of evaluating growth in our business.  Our international operations accounted for approximately $113.9 million of our gross profit for the three months ended March 31, 2009, which compares to $103.1 million for the same period in 2008.  Excluding the unfavorable impact of foreign currency exchange rates, gross profit attributable to our international operations increased by approximately 30% in the three months ended March 31, 2009, compared to the same period in 2008.

Operating Expenses

Advertising

	Three Months Ended March 31,
	($000)
	2009	2008	Change
Offline Advertising	$10,766	$12,031	(10.5)%
% of Total Gross Profit	5.2%	6.6%
Online Advertising	$68,117	$57,800	17.8%
% of Total Gross Profit	32.7%	31.9%

Offline advertising expenses consist primarily of: (1) the expenses associated with domestic television, print and radio advertising; and (2) the cost for creative talent, production costs and agency fees for television, print and radio advertising.  For the three months ended March 31, 2009, offline advertising expenses were lower than in the same period in 2008 primarily as a result of decreased cost related to television production, creative talent and decreased television and print advertising, partially offset by increased cinema and radio advertising during the period.  Online advertising expenses primarily consist of the costs of (1) search engine keyword purchases; (2) affiliate programs; (3) banner and pop-up advertisements; and (4) e-mail campaigns.  For the three months ended March 31, 2009, online advertising expenses increased over the same period in 2008, primarily due to an increase in online advertising expenses to support increased price-disclosed agency hotel room nights booked by Booking.com as well as increased U.S. travel bookings, partially offset by the favorable impact of foreign currency exchange rates.  Our international operations rely primarily on online advertising, in particular keyword purchases and payments to affiliate advertisers, to support their businesses.

Sales and Marketing

	Three Months Ended March 31,
	($000)
	2009	2008	Change
Sales and Marketing	$18,419	$16,333	12.8%
% of Total Gross Profit	8.8%	9.0%

Sales and marketing expenses consist primarily of (1) credit card processing fees associated with merchant transactions; (2) fees paid to third-party service providers that operate the call centers for our priceline.com business; (3) provisions for credit card chargebacks; and (4) provisions for bad debt primarily related to agency hotel commission receivables.  For the three months ended March 31, 2009, sales and marketing expenses, which are substantially variable in nature, increased over the same period in 2008, primarily due to increased credit card processing fees and call center costs associated with increased gross booking volumes, partially offset by decreased bad debt provision and the favorable impact of foreign currency exchange rates. Bad debt provision for the three months ended March 31, 2008 includes a charge of approximately $1.2 million associated with the bankruptcies of two of our airline suppliers.

Personnel

	Three Months Ended March 31,
	($000)
	2009	2008	Change
Personnel	$39,510	$36,883	7.1%
% of Total Gross Profit	19.0%	20.4%

Personnel expenses consist of compensation to our personnel, including salaries, bonuses, taxes, employee health benefits and stock-based compensation. For the three months ended March 31, 2009, personnel expenses increased over the same period in 2008, due primarily to increased personnel expenses associated with head count growth and increased stock-based compensation expense, partially offset by decreased employee performance bonus expense and the favorable impact of foreign currency exchange rates.  Stock-based compensation expense was approximately $10.6 million and $9.9 million for the three months ended March 31, 2009 and 2008, respectively.

General and Administrative

	Three Months Ended March 31,
	($000)
	2009	2008	Change
General and Administrative	$14,788	$11,789	25.4%
% of Total Gross Profit	7.1%	6.5%

General and administrative expenses consist primarily of: (1) fees for outside professionals, including litigation expenses; (2) occupancy expenses; and (3) personnel related expenses such as recruiting, training and travel expenses. General and administrative expenses increased during the three months ended March 31, 2009, over the same period in 2008, due to additional fees for outside professionals, including litigation expenses, and increased occupancy expenses associated with new Booking.com offices, partially offset by the favorable impact of foreign currency exchange rates.

Information Technology

	Three Months Ended March 31,
	($000)
	2009	2008	Change
Information Technology	$4,527	$4,149	9.1%
% of Total Gross Profit	2.2%	2.3%

Information technology expenses consist primarily of: (1) system maintenance and software license fees; (2) outsourced data center costs relating to our domestic and international data centers; (3) data communications and other expenses associated with operating our Internet sites; and (4) payments to outside consultants. For the three months ended March 31, 2009, the increase in information technology expenses compared to the same period in 2008 was primarily associated with the growth of Booking.com.

Depreciation and Amortization

	Three Months Ended March 31,
	($000)
	2009	2008	Change
Depreciation and Amortization	$9,361	$10,353	(9.6)%
% of Total Gross Profit	4.5%	5.7%

Depreciation and amortization expenses consist of:  (1) amortization of intangible assets with determinable lives; (2) amortization of internally developed and purchased software, (3) depreciation of computer equipment; and (4) depreciation of leasehold improvements, office equipment and furniture and fixtures.  For the three months ended March 31, 2009, depreciation and amortization expense decreased from the same period in 2008 by $0.2 million and $0.8 million, respectively.  Amortization of acquired intangible assets decreased by $0.8 million, primarily due to fully amortizing certain technology intangibles during the nine months ended September 30, 2008.

Other Income (Expense)

	Three Months Ended March 31,
	($000)
	2009	2008 (As Adjusted)	Change
Interest Income	$741	$4,172	(82.2)%
Interest Expense	(6,805)	(10,061)	(32.4)%
Foreign Currency Transactions and Other	3,817	(5,084)	(175.1)%
Total Income (Expense)	(2,247)	(10,973)	(79.5)%

For the three months ended March 31, 2009, interest income on cash and marketable securities decreased over the same period in 2008, principally due to lower prevailing interest rates.  Interest expense decreased for the three months ended March 31, 2009, as compared to the same period in 2008, primarily due to convertible debt conversions.  “Foreign currency transactions and other” includes foreign exchange gains of $1.8 million and losses of $4.2 million for the three months ended March 31, 2009 and 2008, respectively, related to foreign exchange derivative contracts, and a gain of $2.9 million for the three months ended March 31, 2009, related to convertible debt conversions. See Note 1 to our Unaudited Consolidated Financial Statements for details about the adjustment to other income (expense) for the three months ended March 31, 2008.

Income Taxes

	Three Months Ended March 31,
	($000)
	2009	2008 (As Adjusted)	Change
Income Tax Expense	$15,541	$6,506	138.9%

Income tax expense for the three months ended March 31, 2009 and 2008 differs from the expected tax provision at the U.S. statutory tax rate of 35%, principally due to U.S. tax on certain foreign income, non-deductible expenses, state income taxes, lower foreign tax rates and the foreign tax benefit of interest expense on intercompany debt.  Due to our significant net operating loss carryforwards, we do not expect to pay significant cash taxes on our U.S. federal taxable income for the foreseeable future.  We expect to make cash payments for international taxes, U.S. state income taxes and U.S. federal alternative minimum tax.  Income tax expense for the three months ended March 31, 2009 increased over the same period in 2008, primarily due to increased earnings in 2009 and increased domestic earnings, which are taxed at a higher statutory rate than foreign earnings.  See Note 1 to our Unaudited Consolidated Financial Statements for details about the adjustment to income tax expense for the three months ended March 31, 2008.

Equity in Loss of Investees

	Three Months Ended March 31,
	($000)
	2009	2008	Change
Equity in Loss of Investees	$31	$89	(65.2)%

Equity in loss of investees for the three months ended March 31, 2009 and 2008 represents our pro rata share of pricelinemortgage.com’s net results.

Noncontrolling Interests

	Three Months Ended March 31,
	($000)
	2009	2008	Change
Noncontrolling Interests	$—	$421	(100.0)%

In September 2008, we repurchased all of the remaining outstanding shares of priceline.com International and, as a result, there are no longer any noncontrolling interests in priceline.com International.  See Note 1 to our Unaudited Consolidated Financial Statements for further details.

Liquidity and Capital Resources

As of March 31, 2009, we had $497.1 million in cash, cash equivalents and short-term investments.  Approximately $207.4 million of our cash and cash equivalents and short-term investments are held by our international subsidiaries and are denominated primarily in Euros and, to a lesser extent, in British Pounds Sterling. Cash equivalents are primarily comprised of U.S. Treasury money market accounts and foreign government securities.  Short-term investments are primarily comprised of U.S. and foreign government securities, highly liquid, investment grade corporate debt instruments and certificates of deposit.

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

Net cash provided by operating activities for the three months ended March 31, 2009, was $74.2 million, resulting from net income of $25.0 million, non-cash items not affecting cash flows of $33.0 million and net favorable changes in working capital of $16.2 million.  The changes in working capital for the three months ended March 31, 2009, were primarily related to a $32.0 million increase in accounts payable, accrued expenses and other current liabilities partially offset by a $15.9 million increase in accounts receivable.  A majority of the increase in accounts payable, accrued expenses and other liabilities is related to increases in accounts payable due to volume increases, accrued affiliate commissions and deferred merchant bookings related to our merchant business, partially offset by a lower bonus accrual due to the payout of last year’s incentive award.  The increase in accounts receivable is primarily due to growth in revenues.  Non-cash items were primarily associated with deferred income taxes, stock-based compensation expense, depreciation and amortization, primarily from acquisition-related intangible assets, amortization of debt discount and gain on conversions of our convertible notes.

Net cash provided by operating activities for the three months ended March 31, 2008, was $43.4 million, resulting from net income of $14.2 million, non-cash items not affecting cash flows of $30.3 million offset by $1.1 million of negative changes in working capital.  The changes in working capital for the three months ended March 31, 2008, were primarily related to a $23.9 million increase in accounts receivable, prepaid expenses and other current assets, partially offset by a $22.8 million increase in accounts payable, accrued expenses and other current liabilities.  The increase in accounts receivable is primarily due to significant revenue growth and the seasonality of our domestic business.  The increase in accounts payable, accrued expenses and other current liabilities is primarily due to increased accounts payable and deferred merchant bookings for our domestic business resulting from growth in merchant bookings as well as seasonality, partly offset by a decrease in accrued expenses resulting from payment of 2007 performance bonuses in the first quarter of 2008.  Non-cash items were primarily associated with stock-based compensation expense and depreciation and amortization, primarily related to acquisition-related intangible assets.

Net cash used in investing activities was $110.4 million for the three months ended March 31, 2009.  Investing activities were affected by $108.3 million net purchase of securities partially offset by a reduction in restricted cash of $1.0 million.   Net cash provided by investing activities was $72.6 million for the three months ended March 31, 2008.  Investing activities were affected by $77.5 million of net redemptions of investments for the three months ended March 31, 2008, partially offset by a $1.5 million increase in restricted cash related to our international operations and equity investments of $0.5 million.  Cash invested in purchases of property and equipment was $3.1 million and $2.9 million for the three months ended March 31, 2009 and 2008, respectively.

Net cash used in financing activities was approximately $31.1 million for the three months ended March 31, 2009.  The cash used in financing activities during the three months ended March 31, 2009 was primarily related to $20.5 million of principal paid upon the conversion of senior notes, $13.1 million of treasury stock purchases, partially offset by $1.2 million of proceeds from the exercise of employee stock options and $1.3 million of excess tax benefits from stock-based compensation.  Net cash used in financing activities was approximately $1.4 million for the three months ended March 31, 2008.  The cash used in financing activities during the three months ended March 31, 2008 was primarily related to $3.3 million of treasury stock purchases, partially offset by $1.4 million of proceeds from the exercise of employee stock options and $0.5 million of excess tax benefits from stock-based compensation.

Based upon the closing price of our common stock for the prescribed measurement periods during the three months ended March 31, 2009, the contingent conversion thresholds on each of our convertible senior note issues were exceeded.  As a result, the notes (aggregate principal amount $372 million) are convertible at the option of the holder as of March 31, 2009 and, accordingly, have been classified as a current liability on our Unaudited Consolidated Balance Sheet as of that date.  We believe that worldwide recession has increased the likelihood that certain holders, such as investment funds seeking liquidity to fund investor withdrawals, will elect to convert our convertible senior notes prior to maturity. In the three months ended March 31, 2009, approximately $8.0 million aggregate principal amount of the 2.25% Notes and $12.5 million of the 2013 Notes were converted.  If holders elect to convert, we are required to settle the principal amount of the notes in cash and intend to satisfy any conversion premium in shares of common stock.  We would likely fund the repayment of the principal amount with existing cash and cash equivalents, short-term investments (totaling approximately $497.1 million at March 31, 2009) and borrowings under our revolving credit facility.

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

The revolving credit facility provides for the issuance of up to $50.0 million of letters of credit as well as borrowings on same-day notice, referred to as swingline loans, which are available in U.S. dollars, Euros, Pounds Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility will be used for working capital and general corporate purposes.  As of March 31, 2009, there were no borrowings outstanding under the facility and we have issued approximately $2.1 million of letters of credit under the revolving credit facility.

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

Off-Balance Sheet Arrangements

As of March 31, 2009, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Sections of this Form 10-Q including, in particular, our Management’s Discussion and Analysis of Financial Condition and Results of Operations above, contain forward-looking statements.  These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information and current foreign currency exchange rates.  These forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed, implied or forecasted in any such forward-looking statements.

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

The worldwide recession has adversely affected, and will likely continue to adversely affect, our business.

The worldwide recession is negatively affecting the broad travel market and, as a result, our business.  For example, hotels worldwide have continued to report significant decreases in occupancy rates and average daily rates (“ADRs”).  We believe that the positive trends impacting our domestic and international business overshadowed these negative influences in 2008 and the first quarter of 2009.  However, market conditions have worsened, with particular deterioration in the fourth quarter 2008, and continuing into 2009.  The worldwide recession has weakened the fundamental demand for our services and could also cause an increase in the number of customers who cancel existing travel reservations with us.

Booking.com currently distributes hotel rooms primarily through a retail model whereby we earn a commission from the hotel property when the customer checks out of the hotel.  This requires us to pursue collection of commissions relating to hotel room reservations from the hotel after the customer has completed his or her stay.  As a result of the worldwide recession, we have experienced an increase in delinquency rates, negatively impacting our business.  Bankruptcies or insolvencies of hotel suppliers could also have an adverse impact on our business, results of operations and financial condition.

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

Throughout 2006, 2007 and 2008, our international operations experienced significant year-over-year growth in their gross bookings (an operating and statistical metric referring to the total dollar value, inclusive of all taxes and fees, of all travel services purchased by our customers).  This growth rate has contributed significantly to our growth in revenue, gross profit and earnings per share.  Our international operations experienced a decline in their growth rate in the first quarter 2009, and we expect our international operations to continue to experience a decline in their growth rate as the absolute level of their gross bookings grows larger.  We expect other factors to slow the growth rates of our international business, including, for example, worldwide recession, the recent strengthening of the U.S. dollar versus the Euro, further declines in hotel ADRs, further increases in cancellations, travel market conditions and the competitiveness of the market.  A decline in our international operations’ growth rate could have a negative impact on our future revenue and earnings per share growth rates and, as a consequence, our stock price.

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

Our financial prospects are significantly dependent upon our sale of leisure travel services.  Leisure travel, including the sale of hotel rooms and leisure airline tickets, is dependent on personal discretionary spending levels. As a result, sales of leisure travel services tend to decline during general economic downturns and recessions.  Accordingly, the current worldwide recession has led to a weakening in the fundamental demand for our services and an increase in the number of customers who cancel existing travel reservations with us.  In addition, unforeseen events beyond our control, such as terrorist attacks, travel related health concerns including pandemics and epidemics such as H1N1 influenza (swine flu), avian bird flu and SARS, political instability, regional hostilities, increases in fuel prices, imposition of taxes or surcharges by regulatory authorities, travel related accidents and unusual weather patterns, including natural disasters such as hurricanes, tsunamis or earthquakes, also may adversely affect the leisure travel industry and our business and results of operations. Further, work stoppages or labor unrest at any of the major airlines could materially adversely affect the airline industry and, as a consequence, have a material adverse effect on our business, results of operations and financial condition.

During the three months ended March 31, 2009, Name Your Own Price® hotel room nights from our five largest hotel suppliers accounted for approximately 67.9% of total Name Your Own Price® hotel room nights sold, and sales of airline tickets from our five largest and two largest airline suppliers accounted for approximately 77.8% and 34.6% of total airline tickets sold, respectively. As a result, we are currently substantially dependent upon the continued participation of these suppliers in our system in order to maintain and continue to grow our total gross profit.

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

With respect to our airline suppliers, the airline industry has experienced a shift in market share from full-service carriers to low-cost carriers that focus primarily on discount fares to leisure destinations and we expect this trend to continue.  Some low-cost carriers, such as Southwest, have not historically distributed their tickets through us or other third-party intermediaries.  In addition, certain airlines have significantly limited or eliminated sales of airline tickets through opaque channels, preferring to consistently show the lowest available price on their own website.  Certain airlines have also significantly reduced their domestic capacity, which reduces the number of airline tickets available to our customers.  Furthermore, we have recently observed a sharp year-over-year decline in passenger traffic and airfares across the airline industry, which we believe is principally due to the worldwide recession and higher oil prices in 2008.  Decreases in capacity and lower traveler demand negatively impact our domestic air business, which in turn has negative repercussions on our domestic hotel and rental car businesses, and could have a material adverse effect on our business, results of operations and financial condition.  Decreased airfares can adversely impact our Name Your Own Price® airline ticket sales by reducing the amount of absolute dollar savings as compared to retail airline tickets.

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

In addition, rental car companies rely on auto manufacturers to provide new vehicles for their fleet.  Rental car companies also rely on auto manufacturers and the wholesale used car market to dispose of their fleets of cars.  The worldwide recession has led to questions about the long term viability of the major U.S. auto manufacturers.  In addition, the tight credit market has negatively affected the used car market, making it difficult for auto manufacturers and rental car suppliers to dispose of their fleets.  If the rental car industry is faced with excess supply, rental car companies may lower retail rental car rates, which could be beneficial to our retail rental car business, but detrimental to our Name Your Own Price® business.  Because rental car days are typically less expensive than airline tickets or hotel room nights, a reduction in retail rental car rates has a disproportionately adverse effect on sales of Name Your Own Price® rental car days since customers may be less likely to accept the trade-offs associated with that service.  Alternatively, if the industry is faced with a shortage of vehicles, rental car companies may reduce the number of car reservations they distribute through our service or increase the negotiated rates at which they are willing to provide car reservations.  Any disruption in the supply of vehicles or the ability to dispose of vehicles by car rental companies could impact their ability to match their fleet supply with demand, which could adversely impact our business.

We are exposed to fluctuations in currency exchange rates.

As a result of the growth of our international operations, we are conducting a significant portion of our business outside the United States and are reporting our results in U.S. dollars.  As a result, we face exposure to adverse movements in currency exchange rates as the financial results of our international operations are translated from local currency (principally the Euro and the British Pound Sterling) into U.S. dollars upon consolidation.  For example, our international operations contributed approximately $114.6 million to our revenues for the three months ended March 31, 2009, which compares to $104.2 million for the three months ended March 31, 2008.  Excluding the unfavorable impact of foreign currency exchange rates, revenue attributable to our international operations increased by approximately 30% in the three months ended March 31, 2009, compared to the same period in 2008.

The U.S. dollar generally weakened from when we acquired Booking.com B.V. in July 2005, until mid-2008, and as a result, the year over year growth rates in our international results, when reported in U.S. dollars, were positively impacted by changes in foreign exchange rates.  If the U.S. dollar strengthens against the Euro and the British Pound Sterling, as it generally has since August 2008, we would experience decreased net assets, revenues, operating expenses and it would become increasingly difficult for us to grow our gross bookings, revenues and earnings on a U.S. dollar denominated basis during the remainder of 2009 and beyond.  If the U.S. dollar weakens against the local currency, the translation of our foreign-currency-denominated balances will result in increased net assets, gross bookings, revenues, operating expenses, and net income.

Intense competition could reduce our market share and harm our financial performance.

We compete with both online and traditional sellers of the services we offer. The market for the services we offer is intensely competitive, and current and new competitors can launch new sites at a relatively low cost.  We may not be able to effectively compete with industry conglomerates such as Expedia, Orbitz Worldwide or Sabre, which may have access to significantly greater and more diversified resources than we do.

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

Certain of our major competitors have matched our elimination and/or reduction of processing fees associated with some of our travel services.  In June 2007, we eliminated processing fees for our price-disclosed airline ticket service, and in April 2008, we reduced processing fees for our domestic price-disclosed merchant hotel room service.  As a result, since those dates, we have had a pricing advantage against other major online travel agents with respect to these travel services.  Starting in March 2009, Expedia launched a promotion temporarily suspending air booking fees for bookings made through May 31, 2009.  Later in March 2009, Travelocity matched the Expedia promotion and in April 2009, Orbitz followed.  As a result, we no longer have the price advantage that we have had against our major competitors on price-disclosed airline tickets since June 2007.  Similarly, in April 2009, each of Expedia and Orbitz temporarily reduced booking fees on hotel rooms, and we therefore no longer have a price advantage over those companies on price-disclosed merchant hotel rooms.  In addition, in May 2009, Orbitz announced that a price guarantee program under which a customer who books a prepaid hotel stay will receive money back from Orbitz if another Orbitz customer books the exact same stay in terms of room type, travel dates and number of travelers.  Currently, each of our competitors’ processing fee promotions and Orbitz’s price guarantee promotion are temporary, however, if any or all of these promotions are made permanent our results may suffer.

In addition, in March 2009, Travelocity launched an opaque price-disclosed hotel booking service that allows customers to book rooms at a discount because, similar to our Name Your Own Price® hotel booking service, the name of the hotel is not disclosed until after purchase.  At this point, the number of hotels available through Travelocity’s opaque hotel service is limited.  However, Travelocity has experience with offering opaque price-disclosed hotel rooms in Europe through its site, lastminute.com, and it is likely that it will use such experience to grow the number of opaque hotel rooms it makes available.  If Travelocity is successful in growing its opaque hotel service, our share of the discount hotel market in the U.S. could decrease.  In addition, we would have to compete with Travelocity for access to hotel room supply and there is no guarantee that we would be able to maintain successfully the access to opaque hotel supply which we currently have.  If Travelocity’s opaque hotel service is successful, it may try to offer opaque airline tickets and/or rental cars, each of which would expose us to similar risks as the opaque hotel service.

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

We potentially face competition from a number of large Internet companies and services that have expertise in developing online commerce and in facilitating Internet traffic, including Amazon.com, AOL, MSN, Google.com and Yahoo!, which compete with us either directly or indirectly through affiliations with other e-commerce or off-line companies.  We also compete with “meta-search” companies, which are companies that leverage their search technology to aggregate travel search results across supplier, travel agent and other websites.  Some established search engine companies as well as start-ups are attempting to enter the online travel marketplace in this manner.  If Google, Yahoo! or other portals decide to refer significant traffic to these meta-search companies, it could result in more competition from supplier websites and higher customer acquisition costs for third-party sites such as ours.  Competition from these and other sources could have a material adverse effect on our business, results of operations and financial condition.

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

A number of jurisdictions have initiated lawsuits against on-line travel companies, including us, related to, among other things, the payment of hotel occupancy taxes.  In addition, a number of municipalities have initiated audit proceedings, issued proposed tax assessments or started inquiries relating to the payment of hotel occupancy taxes.  Please see Note 12 to our Consolidated Financial Statements for a description of these pending cases and proceedings.  Additional state and local jurisdictions are likely to assert that we are subject to, among other things, hotel occupancy taxes and could seek to collect such taxes, either retroactively or prospectively, or both.

In connection with some hotel occupancy tax audits and assessments, we may be required to pay any assessed taxes, which amounts may be substantial, prior to being allowed to contest the assessments and the applicability of the ordinances in judicial proceedings.  This requirement is commonly referred to as “pay to play.”  Payment of these amounts, if any, is not an admission that we believe that we are subject to such taxes and, even if such payments are made, we intend to continue to assert our position vigorously.

Litigation is subject to uncertainty and there could be adverse developments in these pending or future cases and proceedings.  An unfavorable outcome or settlement of pending litigation could encourage the commencement of additional litigation, audit proceedings or other regulatory inquiries.  In addition, an unfavorable outcome or settlement of these actions or proceedings could result in substantial liabilities for past and/or future bookings, including penalties, interest and/or attorney fees, and could have a material adverse effect on our business and results of operations.  There have been, and will continue to be, substantial ongoing costs, which may include “pay to play” payments, associated with defending our position in pending and any future cases or proceedings. To the extent that any tax authority succeeds in asserting that we have a tax collection responsibility, it is likely that, with respect to future transactions, we would collect any such additional tax obligation from our customers, which would have the effect of increasing the cost of hotel room reservations to our customers and, consequently, could make our hotel service less competitive and reduce hotel reservation transactions.

We will continue to assess the risks of the potential financial impact of additional tax exposure, and to the extent appropriate, we will reserve for those estimates of liabilities.

The worldwide recession increases the likelihood that holders of our convertible senior notes will elect to convert their notes prior to maturity.

In the past several months, the world financial markets — and in particular the world debt markets — have experienced major disruptions, causing investors to liquidate investment holdings in favor of the relative safety of cash and/or government backed securities.  The holders of our convertible senior notes are primarily hedge funds whose investment pools are subject to such investor demands for liquidity.  Given the worldwide recession, significant investor redemptions and withdrawals from hedge funds by their underlying investors have occurred and may continue to occur.  Accordingly, a potentially significant number of hedge funds that hold our convertible senior notes could be forced to convert their notes prior to maturity in order to meet these investor demands.  For example, since December 31,

2008, we received conversion notices for approximately $20.5 million of our convertible senior notes. Any such conversion activity exposes us to several potential risks, including without limitation:

•                  Early conversions of a significant amount of our convertible senior notes would reduce our cash and investment balances.  We would likely fund any conversion obligations with existing cash and cash equivalents, short-term investments and borrowings under our revolving credit facility.  While we currently have sufficient cash and investment balances to fund early conversions, if a significant amount of convertible senior notes were to be converted, our cash and investment balances would be significantly reduced.

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

•                  Early conversions of our convertible senior notes could result in gains or losses on debt extinguishment and would subject us to accelerated recognition of debt issuance expense.  We adopted FSP APB 14-1 effective January 1, 2009.  The FSP requires us to record a non-cash gain or loss if our convertible debt is converted prior to maturity and the fair value of the debt is different than its carrying value. In addition, in connection with the issuance of our convertible senior notes, we incurred certain debt issuance costs that we carry on our balance sheet as “Other Assets.”  The current unamortized value of our debt issuance costs is $3.3 million.  These debt issuance costs are amortized over the period beginning with the date on which the notes were issued and ending on their stated maturity date or the first stated put date, if applicable.   However, in the event that some or all of our convertible senior notes are converted prior to their expected maturity date, we will be required to accelerate the expense of some or all of the carrying value of our debt issuance costs.  As a result, we would experience a significant increase in our interest expense for the period in which the acceleration occurs.  While such an expense would be non-cash in nature and would generally not be recurring, it could have a negative impact on our earnings for the period in which we recognize such an expense.

We are exposed to various counterparty risks.

We are party to derivative instruments to hedge our exposure to foreign currency exchange rate fluctuation, as well as potential dilution upon conversion of our convertible senior notes.  As of March 31, 2009, we are party to foreign currency contracts with a notional value of approximately 30.0 million Euros and 106.9 million Thai Baht.  The counterparties to these contracts are JPMorganChase and Morgan Stanley.  On the maturity dates of these contracts, the counterparties are potentially obligated to pay us the net settlement value.  The counterparties to our Conversion Spread Hedges are Goldman Sachs and Merrill Lynch.  Under the Conversion Spread Hedges, we are

entitled to purchase from the counterparties approximately 8.5 million shares of our common stock (the number of shares underlying the 2011 Notes and the 2013 Notes) at a strike price of $40.38 per share (subject to adjustment in certain circumstances) and the counterparties are entitled to purchase from us approximately 8.5 million shares of our common stock at a strike price of $50.47 per share (subject to adjustment in certain circumstances).  The Conversion Spread Hedges increase the effective conversion price of the 2011 Notes and the 2013 Notes to $50.47 per share from our perspective and are designed to reduce the potential dilution upon conversion of the 2011 Notes and the 2013 Notes. If the market value per share of our common stock at maturity is above $40.38, the Conversion Spread Hedge will entitle us to receive from the counterparties net shares of our common stock based on the excess of the then current market price of our common stock over the strike price of the hedge (up to $50.47).  If any of the counterparties to these derivative instruments were to liquidate, declare bankruptcy or otherwise cease operations, it may not satisfy its obligations under these derivative instruments.  In such event, our fully diluted share count would be increased, which would negatively impact our fully diluted earnings per share.

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

Our performance is largely dependent on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization.  In particular, the contributions of certain key senior management in the U.S. and Europe are critical to the overall management of the company.  In addition, because our European senior management’s noncontrolling ownership interest was repurchased in September 2008, it may become more difficult to retain these senior managers over time.  We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees, the loss of whom could harm our business.

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

We have rapidly and significantly expanded our international operations and anticipate expanding further to pursue growth of our service offerings and customer base. For example, the number of our employees worldwide has grown from less than 700 in the first quarter of 2007, to approximately 1,828 as of March 31, 2009, which growth is almost entirely comprised of hires by our international operations.  Such expansion increases the complexity of our business and places a significant strain on our management, operations, technical performance, financial resources and internal financial control and reporting functions.

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

A substantial amount of our computer hardware for operating our services is currently located at the facilities of SAVVIS in New Jersey, AT&T in New York City, Equinix Europe Ltd. in London, England, Global Switch Amsterdam B.V., TelecityRedbus in the Netherlands and certain other data centers. These systems and operations are vulnerable to damage or interruption from human error, floods, fires, power loss, telecommunication failures and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite any precautions we may take, the occurrence of any disruption of service due to any such misconduct, natural disaster or other unanticipated problems at the SAVVIS facility, the AT&T facility, the Equinix Europe Ltd. facility, the TelecityRedbus and Global Switch Amsterdam B.V. facility, or other facilities could result in lengthy interruptions in our services. In addition, the failure by SAVVIS, Verizon, AT&T, Equinix Europe Ltd., Colt Telecom Group Limited, Verizon Business B.V., TrueServer B.V. or other communication providers to provide our required data communications capacity could result in interruptions in our service. Any system failure that causes an interruption in service or decreases the responsiveness of our services could impair our reputation, damage our brand name and have a material adverse effect on our business, results of operations and financial condition.

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

Due to our significant net operating loss carryforwards, we do not expect to pay cash taxes on our U.S. federal taxable income tax for the foreseeable future, except for U.S. alternative minimum tax.  However, we expect to pay international taxes on our foreign income.  We expect that our international operations will grow their pretax income at higher rates than the U.S. over the long term and, therefore, it is our expectation that our cash tax rate and cash tax payments will increase as our international business generates an increasing share of our pretax income.

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

We may experience similar risks in connection with any future acquisitions. We may not be successful in addressing these risks or any other problems encountered in connection with the acquisitions of Booking.com B.V., Booking.com Limited or Agoda, or that we could encounter in future acquisitions, which would harm our business or cause us to fail to realize the anticipated benefits of our acquisitions.  As of March 31, 2009, we had approximately $457.2 million assigned primarily to the intangible assets and goodwill of Booking.com B.V., Booking.com Limited and Agoda, and therefore, the occurrence of any of the risks identified above could result in a material adverse impact, including an impairment of these assets, which could cause us to have to record a charge for impairment.  Any such charge could adversely impact our operating results, which would likely cause our stock price to decline significantly.

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

We believe that maintaining and expanding the priceline.com and Booking.com brands, and other owned brands, including Active Hotels, Agoda, Lowestfare.com, Rentalcars.com, Breezenet.com, MyTravelGuide.com and Travelweb, are important aspects of our efforts to attract and expand our user and advertiser base.  As our larger competitors spend increasingly more on advertising, we are required to spend more in order to maintain our brand recognition.  In addition, we have spent considerable money and resources to date on the establishment and maintenance of the priceline.com and Booking.com brands, and we will continue to spend money on, and devote resources to advertising, marketing and other brand building efforts to preserve and enhance consumer awareness of our brands. We may not be able to successfully maintain or enhance consumer awareness of these brands, and, even if we are successful in our branding efforts, such efforts may not be cost-effective. If we are unable to maintain or enhance customer awareness of our brands in a cost-effective manner, our business, results of operations and financial condition would be adversely affected.

Our outstanding convertible senior notes could result in substantial shareholder dilution.

Our convertible senior notes are convertible into shares of our common stock if certain specified conditions are met.  All of our convertible notes are currently convertible.  Upon conversion, the holder will receive cash for the principal amount of the note and cash or shares of our common stock or a combination of cash and shares of our common stock for the conversion value in excess of such principal amount.  If our stock trades above the conversion prices of the outstanding convertible notes, our diluted share count will increase by the net number of shares that would become issuable to the holders of our outstanding convertible notes and, as a consequence, have a dilutive impact on net income per share.  As an example, at stock prices of $40 per share, $60 per share, $80 per share and $100 per share, common equivalent shares would include approximately 0.1 million, 3.2 million, 4.7 million and 5.6 million equivalent shares, respectively, related to the remaining outstanding convertible notes (excluding the offsetting impact of the Conversion Spread Hedges described in Note 9 to our Unaudited Consolidated Financial Statements).  The Conversion Spread Hedges increase the effective conversion price of the 2011 Notes and the 2013 Notes from $40.38 to $50.47 per share, and reduce the dilution upon conversion of the 2011 Notes and the 2013 Notes.  Since the impact of the Conversion Spread Hedges is anti-dilutive it is excluded from the calculation of net income per share under GAAP until they are exercised upon maturity.

We will be subject to increased income taxes in the event that our foreign cash balances are remitted to the United States.

As of March 31, 2009, we held approximately $207.4 million of cash and short-term liquid investments outside of the United States.  To date, we have used our foreign cash to reinvest in our foreign operations.  It is our current expectation to continue to seek ways to make further investments in our foreign operations with our foreign cash.  If our foreign cash balances continue to grow and our ability to reinvest those balances diminishes, it will become increasingly likely that we will repatriate some of our foreign cash balances to the United States.  In such event, we would likely be subject to additional income tax expenses in the United States with respect to our unremitted foreign earnings.  We would not incur an increase in cash income taxes payable unless we repatriate the cash and no longer have net operating loss carryforwards available to offset the taxable income.

In addition, on May 4, 2009, U.S. President Barack Obama proposed significant changes to the U.S. international tax laws that would limit U.S. deductions for expenses related to un-repatriated foreign-source income and modify the U.S. foreign tax credit and “check-the-box” rules.  We cannot determine whether these proposals will be enacted into law or what, if any, changes may be made to such proposals prior to their being enacted into law.  If the U.S. tax laws change in a manner that increases our tax obligation, our results could suffer.

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

•                  announcements by us or our competitors of price reductions, promotions, significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

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

We are a party to the legal proceedings described in Note 12 to our Unaudited Consolidated Financial Statements.  The defense of the actions described in Note 12 may increase our expenses and an adverse outcome in any of such actions could have a material adverse effect on our business and results of operations.

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

We did not experience any material changes in interest rate exposures during the three months ended March 31, 2009.  Based upon economic conditions and leading market indicators at March 31, 2009, we do not foresee a significant adverse change in interest rates in the near future.

As of March 31, 2009, the carrying value of our debt is approximately $372 million.  We estimate that the market value of such debt was approximately $743 million as of March 31, 2009.  Substantially all of the market value of our debt in excess of the carrying value is related to the conversion premium on the bonds.

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

From time to time, we enter into foreign exchange derivative contracts to minimize the impact of short-term foreign currency fluctuations on our consolidated operating results.  As of March 31, 2009, derivatives with a notional value of 30.0 million Euros and 106.9 million Thai Baht were outstanding.  As of December 31, 2008, derivatives with a notional value of 25.0 million Euros were outstanding.   Subsequent to March 31, 2009, we entered into additional derivatives with a notional value of 5.0 million Euros and 5.0 million British Pounds Sterling.  Foreign exchange gains of $1.8 million and losses of $4.2 million for the three months ended March 31, 2009 and 2008, respectively, were recorded in “Foreign currency transactions and other,” and related to foreign exchange derivative contracts.

Additionally, fixed rate investments are subject to unrealized gains and losses due to interest rate volatility.  To the extent that changes in interest rates and currency exchange rates affect general economic conditions, priceline.com would also be affected by such changes.

Item 4.  Controls and Procedures

Prior to filing this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2009, our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic SEC reports.

In the second quarter of 2006, we started to implement a new financial accounting system at Booking.com B.V., which is expected to improve efficiency and support growth. The implementation, development and refinement of this financial accounting system is expected to occur in phases through the remainder of 2009 and will likely affect the processes that constitute the Company’s internal control over financial reporting.  This financial accounting system was implemented at Booking.com Ltd. in the first quarter of 2009.  As we continue with the system implementation, we will continue to review internal controls and may take further steps to ensure that internal controls are effective and integrated appropriately.

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

There was no change in the Company’s internal control over financial reporting (other than the implementation of the ERP system discussed above) during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

A description of material legal proceedings to which we are a party is contained in Note 12 to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information relating to repurchases of our equity securities during the three months ended March 31, 2009:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2009 – January 31, 2009	—		—	—	$ $	44,866,000 20,447,000	(1) (2)
February 1, 2009 – February 29, 2009	140,087	(3)	$84.86	—	$ $	44,866,000 20,447,000	(1) (2)
March 1, 2009 – March 31, 2009	15,441	(3)	$78.95	—	$ $	44,866,000 20,447,000	(1) (2)
Total	155,528	(3)	$84.27	—		$65,313,000

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

(b)                                  Reports on Form 8-K

On February 19, 2009, we filed (“furnished” with respect to certain information) a report on Form 8-K in connection with the company’s fourth quarter 2008 and full-year 2008 earnings; and on March 4, 2009, we filed a report on Form 8-K in connection with compensatory arrangements of certain officers.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICELINE.COM INCORPORATED
(Registrant)

Date: May 11, 2009	By:	/s/ Daniel J. Finnegan
		Name:	Daniel J. Finnegan
		Title:	Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)

Exhibit Index

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.