Form 10-Q
period 2009-06-30
PRICELINE COM INC
filed 2009-08-10
CIK 1075531

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares of Common Stock outstanding at August 3, 2009:

Common Stock, par value $0.008 per share	42,271,708
(Class)	(Number of Shares)

priceline.com Incorporated

Form 10-Q

For the Three Months Ended June 30, 2009

PART I — FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements

priceline.com Incorporated

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

		December 31,
		2008
	June 30,	As Adjusted
	2009	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$333,449	$364,550
Restricted cash	1,283	2,528
Short-term investments	256,119	98,888
Accounts receivable, net of allowance for doubtful accounts of $7,715 and $8,429, respectively	150,045	92,328
Prepaid expenses and other current assets	37,278	23,463
Deferred income taxes	18,821	12,142
Total current assets	796,995	593,899

Property and equipment, net	29,669	29,404
Intangible assets, net	183,042	193,231
Goodwill	347,221	326,863
Deferred income taxes	130,224	153,955
Other assets	5,186	15,069
Total assets	$1,492,337	$1,312,421

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$77,168	$46,290
Accrued expenses and other current liabilities	101,974	77,713
Deferred merchant bookings	41,718	29,664
Convertible debt (see Note 10)	297,878	317,910
Total current liabilities	518,738	471,577

Deferred income taxes	46,584	48,933
Other long-term liabilities	20,961	18,010
Total liabilities	586,283	538,520

Convertible debt (See Note 10)	58,602	75,075

Stockholders’ equity:
Common stock, $0.008 par value; authorized 1,000,000,000 shares, 48,937,460 and 47,664,766 shares issued, respectively	377	367
Treasury stock, 6,841,811 and 6,685,048 shares, respectively	(506,793)	(493,555)
Additional paid-in capital	2,217,085	2,176,556
Accumulated deficit	(852,111)	(944,145)
Accumulated other comprehensive loss	(11,106)	(40,397)
Total stockholders’ equity	847,452	698,826
Total liabilities and stockholders’ equity	$1,492,337	$1,312,421

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008 As Adjusted (See Note 1)	2009	2008 As Adjusted (See Note 1)
Merchant revenues	$392,822	$336,230	$729,856	$625,388
Agency revenues	204,485	173,249	324,711	283,181
Other revenues	6,434	4,497	11,232	8,586
Total revenues	603,741	513,976	1,065,799	917,155

Cost of revenues	298,503	260,251	552,231	482,327
Gross profit	305,238	253,725	513,568	434,828

Operating expenses:
Advertising – Offline	11,053	9,928	21,819	21,959
Advertising – Online	90,107	72,860	158,223	130,661
Sales and marketing	20,691	19,930	39,110	36,263
Personnel, including stock-based compensation of $11,264, $9,077, $21,858 and $19,016, respectively	44,864	39,644	84,374	76,528
General and administrative	14,728	14,209	29,516	25,995
Information technology	4,697	5,136	9,225	9,286
Depreciation and amortization	9,723	11,064	19,084	21,417
Total operating expenses	195,863	172,771	361,351	322,109

Operating income	109,375	80,954	152,217	112,719

Other income (expense):
Interest income	483	2,905	1,224	7,077
Interest expense	(6,505)	(9,521)	(13,310)	(19,582)
Foreign currency transactions and other	(3,880)	(11)	(63)	(5,095)
Total other income (expense)	(9,902)	(6,627)	(12,149)	(17,600)

Earnings before income taxes and equity in income (loss) of investees	99,473	74,327	140,068	95,119
Income tax expense	(32,495)	(23,258)	(48,036)	(29,764)
Equity in income (loss) of investees	33	(77)	2	(166)
Net income	67,011	50,992	92,034	65,189
Less: net income attributable to noncontrolling interests	—	1,154	—	1,575
Net income applicable to common stockholders of priceline.com Incorporated	$67,011	$49,838	$92,034	$63,614
Net income applicable to common stockholders per basic common share	$1.61	$1.29	$2.23	$1.65
Weighted average number of basic common shares outstanding	41,661	38,768	41,334	38,496
Net income applicable to common stockholders per diluted common share	$1.38	$1.00	$1.92	$1.28
Weighted average number of diluted common shares outstanding	48,479	49,948	47,924	49,585

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(In thousands)

					Accumulated Other
	Common Stock		Additional	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Paid-in Capital	Deficit	(Loss) Income	Shares	Amount	Total

Balance, December 31, 2008 as adjusted	47,665	$367	$2,176,556	$(944,145)	$(40,397)	(6,685)	$(493,555)	$698,826

Net income	—	—	—	92,034	—	—	—	92,034

Unrealized loss on marketable securities	—	—	—	—	(143)	—	—	(143)

Currency translation adjustment	—	—	—	—	29,434	—	—	29,434

Comprehensive income								121,325

Restricted stock forfeitures	(2)	—	—	—	—	—	—	—

Exercise of stock options and vesting of stock-based awards	774	6	6,492	—	—	—	—	6,498

Repurchase of common stock	—	—	—	—	—	(157)	(13,238)	(13,238)

Stock-based compensation	—	—	21,858	—	—	—	—	21,858

Reclassification to convertible debt in mezzanine	—	—	10,236	—	—	—	—	10,236

Conversion of debt	500	4	601	—	—	—	—	605

Excess tax benefit on stock-based compensation	—	—	1,342	—	—	—	—	1,342

Balance, June 30, 2009	48,937	$377	$2,217,085	$(852,111)	$(11,106)	(6,842)	$(506,793)	$847,452

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2009	2008 As Adjusted (See Note 1)
OPERATING ACTIVITIES:
Net income	$92,034	$65,189
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,969	7,216
Amortization	12,115	14,473
Provision for uncollectible accounts, net	1,810	4,552
Deferred income taxes	18,549	4,296
Stock-based compensation expense	21,858	19,016
Amortization of debt issuance costs	1,002	1,304
Amortization of debt discount	10,236	14,916
(Gain) loss on extinguishment of debt	(3,130)	41
Equity in (income) loss of investees	(2)	166
Changes in assets and liabilities:
Accounts receivable	(55,322)	(63,082)
Prepaid expenses and other current assets	(751)	(600)
Accounts payable, accrued expenses and other current liabilities	59,668	64,116
Other	3,185	1,681
Net cash provided by operating activities	168,221	133,284
INVESTING ACTIVITIES:
Purchase of investments	(310,798)	(102,855)
Maturity of investments	162,045	135,203
Additions to property and equipment	(8,114)	(7,027)
Acquisitions and other equity investments, net of cash acquired	—	(531)
Change in restricted cash	1,248	(1,623)
Purchase of shares held by noncontrolling interest	—	(30,386)
Net cash used in investing activities	(155,619)	(7,219)
FINANCING ACTIVITIES:
Payments related to conversion of senior notes	(36,505)	(49,850)
Repurchase of common stock	(13,238)	(3,405)
Proceeds from exercise of stock options	6,498	3,708
Excess tax benefit on stock-based compensation	1,342	1,077
Net cash used in financing activities	(41,903)	(48,470)
Effect of exchange rate changes on cash and cash equivalents	(1,800)	8,114
Net increase/(decrease) in cash and cash equivalents	(31,101)	85,709
Cash and cash equivalents, beginning of period	364,550	385,359
Cash and cash equivalents, end of period	$333,449	$471,068

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for income taxes	$29,372	$15,977

Cash paid during the period for interest	$2,297	$3,698

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

The Unaudited Consolidated Financial Statements include the accounts of the Company and its subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation. Investments in affiliates in which the Company does not have control, but has the ability to exercise significant influence, are accounted for by the equity method. The functional currency of the Company’s foreign subsidiaries is generally the respective local currency.  Assets and liabilities are translated into U.S. Dollars at the rate of exchange existing at the balance sheet date.  Income statement amounts are translated at the average exchange rates for the period.  Translation gains and losses are included as a component of “Accumulated other comprehensive loss” in the accompanying Unaudited Consolidated Balance Sheets.  Foreign currency transaction gains and (losses) are included in the Unaudited Consolidated Statement of Operations, principally in “Foreign currency transactions and other.”

Revenues, expenses, assets and liabilities can vary during each quarter of the year.  Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

The Company concluded its review of subsequent events for the second quarter on August 10, 2009, the date when the financial statements were issued.

Recent Accounting Pronouncements: SFAS 160 and FSP APB 14-1

On January 1, 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”).  SFAS 160 changes the accounting and reporting of noncontrolling interests (previously referred to as minority interests).  In connection with the Company’s acquisitions of Booking.com B.V. in July 2005 and Booking.com Limited in September 2004, key managers of these companies purchased shares of priceline.com International.  In addition, these key managers were granted restricted stock and restricted stock units in priceline.com International shares.  In September 2008, the Company repurchased all of the remaining outstanding shares underlying the noncontrolling interests so the adoption of SFAS 160 did not impact the Company’s Consolidated Balance Sheet as of December 31, 2008.  SFAS 160 is effective for the Company on a prospective basis, except for presentation and disclosure requirements that are applied retrospectively.  The impact on financial statement presentation for the Company is summarized in the tables below.

On January 1, 2009, the Company adopted FASB FSP No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”).  FSP APB 14-1 requires cash settled convertible debt, such as the Company’s convertible senior notes, to be separated into debt and equity components at issuance and a value assigned to each.  The value assigned to debt is the estimated fair value, as of the issuance date, of a similar bond without the conversion feature.  The difference between the bond cash proceeds and this fair value, representing the value assigned to the equity component, is recorded as a debt discount and amortized to interest expense over the life of the bond.  In addition, if the Company’s convertible debt is redeemed or converted prior to maturity and the fair value of the debt component immediately prior to extinguishment is different from the carrying value, a gain or loss on extinguishment is recognized.  This FSP also requires that deferred financing costs be allocated between debt (amortized to interest expense using the effective interest method) and equity based on the allocations between debt and equity at debt issuance.  Although FSP APB 14-1 has no impact on the Company’s actual past or future cash flows, it requires the Company to record a significant amount of non-cash interest expense as the debt discount is amortized. FSP APB

14-1 requires retrospective application.  The impact on financial statement presentation for the Company is summarized in the tables below.  Refer to Note 10 for further information concerning the adoption of FSP APB 14-1.

Adjustments Related to Retrospective Adoption of New Accounting Pronouncements — Certain prior year amounts in the Company’s Unaudited Consolidated Financial Statements have been adjusted to reflect the retrospective adoption of FSP APB 14-1 and SFAS 160.  The impacts on the Unaudited Consolidated Balance Sheet as of December 31, 2008, the Unaudited Statement of Operations for the three and six months ended June 30, 2008, and the Unaudited Statement of Cash Flows for the six months ended June 30, 2008 are summarized below.

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

(3)   Upon retrospective application, the Company increased additional paid-in capital by $88.8 million which represents the estimated equity component of the Company’s convertible notes, and decreased additional paid-in capital by $3.6 million for the deferred financing costs allocated to the equity component.  Since all of the notes were convertible at December 31, 2008 at the option of the holder, and the terms of the notes require that the principal amount be settled in cash, the Company reclassified $75.1 million from permanent equity to mezzanine (reported as “convertible debt” between total liabilities and stockholders’ equity).  The impact of debt conversions during 2008 resulted in a net decrease to additional paid-in capital of $10.6 million.

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

Unaudited Consolidated Statement of Operations for the Three Months Ended June 30, 2008

(in thousands, except per share data)

Financial statement line	As Reported	Adjustments FSP APB 14-1	Adjustments SFAS 160	As Adjusted
Interest expense(1)	$(2,351)	$(7,170)	$—	$(9,521)
Total other income (expense) (2)	584	(7,211)	—	(6,627)
Income tax (expense) benefit	(26,211)	2,953	—	(23,258)
Equity in loss of investees and income attributable to minority interests(3)	(1,231)	—	1,154	(77)
Net income(1)(2)(3)	54,096	(4,258)	1,154	50,992
Net income attributable to noncontrolling interests(3)	—	—	1,154	1,154
Net income applicable to common stockholders of priceline.com Inc.	54,096	(4,258)	—	49,838
Net income applicable to common stockholders per basic common share	$1.40	$(0.11)	$—	$1.29
Net income applicable to common stockholders per diluted common share	$1.08	$(0.08)	$—	$1.00

(1)   Interest expense was $7.2 million higher due to amortization of debt discount of $7.4 million, partially offset by lower amortization of debt issuance costs of $0.2 million.  As a result, net income decreased by $4.3 million.

(2)   Includes a loss of $41 thousand on debt conversions.

(3)   The adoption of SFAS 160 resulted in a change in the presentation on the Unaudited Consolidated Statement of Operations.

Unaudited Consolidated Statement of Operations for the Six Months Ended June 30, 2008

(in thousands, except per share data)

Financial statement line	As Reported	Adjustments FSP APB 14-1	Adjustments SFAS 160	As Adjusted
Interest expense(1)	$(5,023)	$(14,559)	$—	$(19,582)
Total other income (expense) (2)	(2,999)	(14,601)	—	(17,600)
Income tax (expense) benefit	(35,729)	5,965	—	(29,764)
Equity in loss of investees and income attributable to minority interests(3)	(1,741)	—	1,575	(166)
Net income(1)(2)(3)	72,250	(8,636)	1,575	65,189
Net income attributable to noncontrolling interests(3)	—	—	1,575	1,575
Net income applicable to common stockholders of priceline.com Inc.	72,250	(8,636)	—	63,614
Net income applicable to common stockholders per basic common share	$1.88	$(0.23)	$—	$1.65
Net income applicable to common stockholders per diluted common share	$1.46	$(0.18)	$—	$1.28

(1)   Interest expense was $14.6 million higher due to amortization of debt discount of $15.0 million, partially offset by lower amortization of debt issuance costs of $0.4 million.  As a result, net income decreased by $8.6 million.

(2)   Includes a loss of $41 thousand on debt conversions.

(3)   The adoption of SFAS 160 resulted in a change in the presentation on the Unaudited Consolidated Statement of Operations.

Unaudited Consolidated Statement of Cash Flows for the Six Months Ended June, 2008 (in thousands)

Financial statement line	As Reported	Adjustments FSP APB 14-1	Adjustments SFAS 160	As Adjusted
Net income	$72,250	$(8,636)	$1,575	$65,189
Deferred income taxes	10,261	(5,965)	—	4,296
Amortization of debt issuance costs	1,660	(356)	—	1,304
Amortization of debt discount	—	14,916	—	14,916
Loss on extinguishment of debt	—	41	—	41
Equity in loss of investees and income attributable to minority interests	1,741	—	(1,575)	166
Net cash provided by operating activities(1)	133,284	—	—	133,284

(1)   There is no overall impact on the Company’s actual past or future total operating, investing, or financing cash flows.  However, certain amounts within “net cash provided by operating activities” on the Unaudited Consolidated Statement of Cash Flows for the six months ended June 30, 2008 have been reclassified to conform to the presentation under these accounting pronouncements.

Other Recent Accounting Pronouncements

In November 2008, the FASB ratified Emerging Issues Task Force Issue No. 08-06, “Equity Method Investment Accounting Considerations” (“EITF 08-6”).  EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving entities that acquire or hold investments accounted for under the equity method.  EITF 08-6 is applied on a prospective basis.  The adoption of EITF 08-6 on January 1, 2009 did not have an impact on the Company’s Unaudited Consolidated Financial Statements.

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

On January 1, 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement 133” (“SFAS 161”).  SFAS 161 provides new disclosure requirements for an entity’s derivative and hedging activities.  Refer to Note 7 for disclosures about the Company’s derivative instruments.

On January 1, 2008, the Company adopted certain provisions of SFAS No.157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  On January 1, 2009, the Company adopted the remaining provisions of SFAS 157 as it relates to nonfinancial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis.  In April 2009, the FASB issued FSP No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS 157-4”).  FSP SFAS 157-4 is effective for interim reporting periods after June 15, 2009, with early adoption permitted for periods ending after March 15,

2009.  The Company adopted FSP SFAS 157-4 effective for the three months ended March 31, 2009.  The adoption of SFAS 157 did not materially impact the Company’s Unaudited Consolidated Financial Statements.  See Note 7 for information on fair value measurements.

In April 2009, the FASB issued FSP No. SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107-1 and APB 28-1”).  FSP SFAS 107-1 and APB 28-1 expands the fair value disclosures currently required on an annual basis for financial instruments to interim reporting periods.  FSP SFAS 107-1 and APB 28-1 also requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods.  FSP SFAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company adopted SFAS 107-1 and APB 28-1 effective for the three months ended March 31, 2009.  See Notes 7 and 10 for information on the fair value of financial instruments.

In April 2009, the FASB issued FSP No. SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP SFAS 115-2 and SFAS 124-2”).  FSP SFAS 115-2 and SFAS 124-2 applies only to debt securities and shifts the focus from an entity’s intent and ability to hold until recovery to its intent to sell.  If an entity intends to sell, or it is more-likely-than not that it will have to sell, impaired securities before recovery, the adjustment to fair value would be recognized through earnings.  If an entity does not intend to sell the impaired debt security but it is probable that the entity will not collect all amounts due, then only the impairment due to credit would be recognized in earnings and the remaining amount of the impairment would be recognized in equity, in other comprehensive income but separately disclosed from other gains or losses on available-for-sale securities.  The noncredit portion of the impairment for held-to-maturity securities would be amortized prospectively over the remaining life of the security.  The FSP is effective for interim reporting ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and applies to existing and new investments held as of the beginning of the interim period in which it is adopted.  The adoption of FSP SFAS 115-2 and SFAS 124-2, effective with the three months ended March 31, 2009, did not have an impact on the Company’s Unaudited Consolidated Financial Statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which requires entities to state in their periodic filings the date through which subsequent events were evaluated (either when statements were “issued” or “available to be issued”).  The date when “issued” is when the financial statements are widely distributed to shareholders or other users for general use in a format that complies with U.S. GAAP.  As a public entity, the Company is required to make this evaluation through the date that the financial statements are issued.  SFAS 165 is effective for interim or annual periods ending after June 15, 2009.  The Company adopted SFAS 165 for the six months ended June 30, 2009.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”).  Effective July 1, 2009, the FASB launched the Accounting Standards Codification ™ (“ASC” or “Codification”).  When effective, the Codification will be the single official source of authoritative, non-governmental U.S. GAAP.  The Codification will supersede all then-existing non-SEC accounting and reporting standards.  The Codification did not change U.S. GAAP but organized the accounting literature by topical areas in a user-friendly online research system.  The Codification is effective for all interim and annual periods ending after September 15, 2009.

In June 2009, a final consensus was reached on EITF Issue 09-1 “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt” (“EITF 09-1”).  The FASB ratified the consensus on July 1, 2009.  EITF 09-1 applies to equity classified arrangements and requires: (1) the share lender to record the fair value of the arrangement as issuance cost and to amortize the cost to interest expense over the duration of the arrangement; (2) to record a loss equal to the fair value of the shares if it is probable that the shares will not be returned or the share borrower will be unable to pay for the unreturned shares; and (3) to exclude from earnings per share calculations the loaned shares, unless there is an actual default.  Additionally, EITF 09-1 requires certain disclosures about the arrangement.  The EITF is effective for new arrangements issued in periods beginning on or after July 15, 2009.  For all other share-lending arrangements, EITF 09-1 is effective for fiscal years and interim periods within those years, beginning on or after December 15, 2009, with retrospective application for arrangements outstanding on the effective date.  Since the Company does not currently have any share lending arrangements, EITF 09-1 did not have an impact on the Company’s Unaudited Consolidated Financial Statements.

2.             SUBSEQUENT EVENT

On July 1, 2009, pricelinemortgage.com was dissolved.  In July, the Company received $8.9 million in cash for its 49% equity investment in pricelinemortgage.com.

3.             STOCK-BASED EMPLOYEE COMPENSATION

The Company has adopted stock compensation plans which provide for grants of share based compensation as incentives and rewards to encourage employees, officers, consultants and directors to contribute towards the long-term success of the Company.  Stock-based compensation cost included in personnel expenses in the Unaudited Consolidated Statements of Operations was approximately $11.3 million and $9.1 million and $21.9 million and $19.0 million for the three and six months ended June 30, 2009 and 2008, respectively.

The following table summarizes the activity of unvested restricted stock, restricted stock units and performance share units (“Share-Based Awards) during the six months ended June 30, 2009:

Share-Based Awards	Shares	Weighted Average Grant Date Fair Value

Unvested at December 31, 2008	1,802,150	$74.33
Granted	350,116	$78.64
Vested	(551,792)	$26.70
Forfeited	(11,785)	$106.38
Unvested at June 30, 2009	1,588,689	$91.59

As of June 30, 2009, there was approximately $77.0 million of total future compensation cost related to unvested Share-Based Awards to be recognized over a weighted-average period of 2.0 years.

During the three months ended June 30, 2009, the Company made grants of 3,250 restricted stock units (“RSUs”) that generally vest after three years.  The share based awards granted had a total grant date fair value of $0.4 million based upon the grant date fair value per share of $108.23.

During the three months ended March 31, 2009, the Company made broad-based grants of 299,680 RSUs that generally vest after three years.  The share based awards granted had a total grant date fair value of $24.8 million and a grant date fair value per share of $82.65.

Additionally, during the three months ended March 31, 2009, the Company granted an aggregate of 47,186 RSUs to certain executives.  The restricted stock units will be forfeited if the Company’s common stock does not achieve and maintain certain stock price thresholds during the six month period preceding the March 2012 vesting date.  If during such six month period the Company’s common stock closes at or above the stock price of $97.05, $104.69, or $113.03 for twenty (20) consecutive trading days, 50%, 75% or 100%, respectively, of the RSUs will be earned pursuant to the market price requirement.   Subject to certain exceptions related to a change in control and terminations other than for “cause,” or on account of death or disability, the executives must also continue their service through March 3, 2012 in order to receive any shares of the Company’s common stock.   The RSUs earned, if any, are payable in the Company’s common stock upon vesting.  Stock-based compensation expense related to an award with a market condition is recognized over the requisite service period regardless of whether the market condition is satisfied, provided that the requisite service period has been completed. The value of the Company’s stock on the date of grant was $82.65 per share.  The Company considered the “path dependent” nature of the RSUs and determined the grant date fair value by replicating the payout structure of the RSUs using a series of call options and cash-or-nothing binary call options (“Binary Options”).  Cash-or-nothing Binary Options provide the holder with the right to receive the strike price if the stock price exceeds the strike price as of the expiration date.  The fair value calculation included the following assumptions:  a 1.36% annualized risk-free interest rate, a calculated three year historical volatility of 55.95%, no dividends, and an expected term equal to the three year vesting period.  The award had a total grant date fair value of $2.4 million based on a grant date fair value of $51.11 per share.  The fair value of a grant subject to a market condition is generally lower than an award with only a service condition for vesting since the market condition may never be met.

4.             NET INCOME PER SHARE

The Company computes basic net income per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is based upon the weighted average number of common and common equivalent shares outstanding during the period.

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

A reconciliation of the weighted average number of shares outstanding used in calculating diluted earnings per share is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008

Weighted average number of basic common shares outstanding	41,661	38,768	41,334	38,496
Weighted average dilutive stock options, restricted stock, restricted stock units and performance share units	1,117	1,671	1,277	1,708
Assumed conversion of Convertible Senior Notes	5,701	9,509	5,313	9,381
Weighted average number of diluted common and common equivalent shares outstanding	48,479	49,948	47,924	49,585
Anti-dilutive potential common shares	5,504	5,650	5,853	5,742

Anti-dilutive potential common shares for the three and six months ended June 30, 2009 includes approximately 3.5 million shares and 4.0 million shares, respectively, which could be issued under the Company’s convertible debt if the Company’s stock price increases.  Under the treasury stock method, the convertible notes will generally have a dilutive impact on net income per share if the Company’s average stock price for the period exceeds the conversion price for the convertible notes.  As an example, at stock prices of $80 per share, $100 per share, $120 per share and $175 per share, common equivalent shares would include approximately 4.5 million, 5.4 million, 6.0 million and 6.9 million equivalent shares, respectively, related to the convertible notes (excluding the offsetting impact of the Convertible Spread Hedges — see Note 10).  The Conversion Spread Hedges increase the effective conversion price of the Company’s Convertible Senior Notes due September 30, 2011 and September 30, 2013 from $40.38 to $50.47 per share from the Company’s perspective and are designed to reduce potential dilution upon conversion of the Convertible Senior Notes at maturity.  Since the beneficial impact of the Conversion Spread Hedges is anti-dilutive, it is excluded from the calculation of net income per share.

5.             RESTRUCTURING

At June 30, 2009 and December 31, 2008, the Company had a restructuring liability of $0.5 million and $1.0 million, respectively, for the estimated remaining costs related to leased property vacated by the Company in 2000.  The Company estimates that, based on current available information, the remaining net cash outflows associated with its restructuring related commitments will be paid in 2009-2011. The current portion of the restructuring accrual in the amount of $0.3 million is recorded in “Accrued expenses and other current liabilities” and the $0.2 million non-current portion is recorded in “Other long-term liabilities” on the Company’s Unaudited Consolidated Balance Sheet as of June 30, 2009.

6.             INVESTMENTS

The following table summarizes, by major security type, the Company’s marketable securities as of June 30, 2009:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value

Foreign government securities	$180,807	$—	$(100)	$180,707
U.S. government securities	75,397	15	—	75,412

Total	$256,204	$15	$(100)	$256,119

Long-term investments amounting to approximately $0.3 million as of June 30, 2009, and $0.2 million as of December 31, 2008, were comprised of corporate notes with a maturity date greater than one year.  There were no material gains or losses related to long-term investments for the three or six months ended June 2009 or 2008.

The following table summarizes, by major security type, the Company’s short-term investments as of December 31, 2008:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value

Foreign government securities	$64,027	$—	$(23)	$64,004
U.S. government securities	33,391	102	—	33,493
Corporate debt securities	1,392	—	(1)	1,391

Total	$98,810	$102	$(24)	$98,888

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

Level 3:      Unobservable inputs are used when little or no market data is available.

Financial assets and liabilities carried at fair value as of June 30, 2009 are classified in the table below in the categories described above:

(in thousands)	Level 1	Level 2	Total
Short-term investments	$256,119	$—	$256,119
Long-term investments	—	267	267
Total assets at fair value	$256,119	$267	$256,386

Foreign exchange derivative liabilities	$—	$2,314	$2,314

Financial assets and liabilities carried at fair value as of December 31, 2008 were classified in the table below in the categories described above:

(in thousands)	Level 1	Level 2	Total
Short-term investments	$97,497	$1,391	$98,888
Long-term investments	—	206	206
Foreign exchange derivative assets	—	7,490	7,490
Total assets at fair value	$97,497	$9,087	$106,584

Fair values for investments in U.S. Treasury and foreign governmental securities are considered “Level 1” valuations because the Company has access to quoted prices in active markets as of the measurement date.   Fair values for other investments are considered “Level 2” instrument valuations because they are obtained from professional pricing sources for these or comparable instruments, rather than direct observation of quoted prices in active markets.  As of June 30, 2009 and December 31, 2008, the Company did not have any “Level 3” assets or liabilities without observable market values that would require a high level of judgment to determine fair value.  The Company’s derivative instruments are valued using pricing models. Pricing models take into account the contract terms as well as multiple inputs where applicable, such as interest rate yield curve, option volatility and currency rates. Our derivative instruments are typically short-term in nature.

As of June 30, 2009 and December 31, 2008, the carrying value of our cash and cash equivalents approximated their fair value and consisted primarily of AAA-rated U.S. Treasury money market funds, foreign governmental securities, and bank deposits.  Other financial assets and liabilities, including restricted cash, accounts receivable, accounts payable, accrued expenses and deferred merchant bookings, are carried at cost which approximates their fair value because of the short-term nature of these items.  Refer to Note 6 for information on the carrying value of investments and Note 10 for the estimated fair value of the Company’s Senior Notes.

In the normal course of business, the Company is exposed to the impact of foreign currency fluctuations.  The Company limits these risks by following established risk management policies and procedures, including the use of derivatives.  The Company’s derivative instruments are typically short-term in nature.  The Company does not use derivatives for trading or speculative purposes.  All derivative instruments are recognized in the Unaudited Consolidated Balance Sheet at fair value.  Gains and losses resulting from changes in the fair value of derivative instruments which are not designated as hedging instruments for accounting purposes are recognized in the Unaudited Consolidated Statement of Operations in the period that the changes occur.  Changes in the fair value of derivatives designated as net investment hedges are recorded as currency translation adjustments to offset a portion of the translation adjustment of the foreign subsidiary’s net assets and are recognized in the Unaudited Consolidated Balance Sheet in “Accumulated other comprehensive loss.”

Derivatives Not Designated as Hedging Instruments — As of June 30, 2009, derivatives with a notional value of 20.0 million Euros and 5.0 million British Pounds Sterling are outstanding and are scheduled to mature by September 30, 2009.  As of December 31, 2008, derivatives with a notional value of 25.0 million Euros were outstanding.  Foreign exchange losses of $2.6 million and $0.8 million for the three and six months ended June 30, 2009, respectively, and foreign exchange losses of $0.1 million and $4.3 million for the three and six months ended June 30, 2008, respectively, were recorded in “Foreign currency transactions and other” in the Unaudited Consolidated Statement of Operations.  Foreign exchange derivative liabilities of $0.7 million at June 30, 2009 are recorded in “Accrued expenses and other current liabilities” and foreign exchange derivative assets of $7.5 million at December 31, 2008 were recorded in “Prepaid expenses and other current assets” in the Unaudited Consolidated Balance Sheets.  The settlement of derivative contracts resulted in a net cash inflow of $7.9 million for the six months ended June 30, 2009 and is classified within net cash provided by operating activities.  For foreign exchange contracts outstanding at June 30, 2009, a hypothetical 10% strengthening of foreign exchange rates relative to the U.S. Dollar, with all other variables held constant, would have resulted in a $4.4 million foreign exchange loss.

Derivatives Designated as Hedging Instruments — In May 2009, the Company entered into a forward currency contract for 36.7 million Euros to hedge a portion of its net investment in a foreign subsidiary against adverse changes in exchange rates.  This contract is scheduled to mature in November 2009.  Hedge ineffectiveness is assessed and measured based on changes in forward exchange rates.  At June 30, 2009, mark-to-market losses of $1.6 million are recorded in “Accumulated other comprehensive loss” as currency translation adjustments.  The derivative liability at June 30, 2009 of $1.6 million is recorded in “Accrued expenses and other current liabilities” in the Unaudited Consolidated Balance Sheet.

8.             INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets consist of the following:

	June 30, 2009			December 31, 2008
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period	Weighted Average Useful Life

Supply and distribution agreements	$203,141	$(52,650)	$150,491	$197,414	$(42,217)	$155,197	13 years	13 years

Technology	23,805	(19,383)	4,422	23,099	(17,784)	5,315	3 years	3 years

Patents	1,489	(1,188)	301	1,489	(1,170)	319	15 years	15 years

Customer lists	17,050	(13,002)	4,048	17,801	(11,662)	6,139	2 – 3 years	2 years

Internet domain names	6,453	(2,310)	4,143	6,453	(1,988)	4,465	10 years	10 years

Trade names	26,457	(6,973)	19,484	27,071	(5,454)	21,617	5-20 years	17 years

Other	471	(318)	153	1,459	(1,280)	179	1 – 15 years	7 years

Total intangible assets	$278,866	$(95,824)	$183,042	$274,786	$(81,555)	$193,231

Intangible assets with determinable lives are primarily amortized on a straight-line basis.  Intangible asset amortization expense was approximately $6.2 million and $7.5 million for the three months ended June 30, 2009 and 2008, respectively, and approximately $12.1 million and $14.5 million for the six months ended June 30, 2009 and 2008, respectively.

The annual estimated amortization expense for intangible assets for the remainder of 2009, the next four years and thereafter is expected to be as follows:

(in thousands)
2009	$12,318
2010	22,269
2011	18,893
2012	17,792
2013	17,423
Thereafter	94,347
$183,042

A substantial majority of the Company’s goodwill relates to its acquisitions of Booking.com Limited in 2004, Booking.com B.V. in 2005 and subsequent purchases of the noncontrolling interests in their parent company, priceline.com International.  The change in goodwill for the six months ended June 30, 2009 consists of the following:

(in thousands)
Balance at December 31, 2008	$326,863
Adjustment to purchase price	4,236
Currency translation adjustments	16,122
Balance at June 30, 2009	$347,221

9.             OTHER ASSETS

Other assets at June 30, 2009 and December 31, 2008 consist of the following:

(in thousands)	June 30, 2009	December 31, 2008 As Adjusted
Investment in pricelinemortgage.com	$—	$8,918
Deferred debt issuance costs	3,698	4,700
Long-term investments	267	206
Other	1,221	1,245
Total	$5,186	$15,069

Investment in pricelinemortgage.com represented the Company’s 49% equity investment in pricelinemortgage.com and, accordingly, the Company recognized its pro rata share of pricelinemortgage.com’s operating results, not to exceed an amount that the Company believes represents the investment’s estimated fair value.  The Company recognized approximately $33,000 and $2,000 of income from its investment in pricelinemortgage.com in the three and six months ended June 30, 2009, respectively, and approximately $77,000 and $166,000 of losses from its investment in pricelinemortgage.com in the three and six months ended June 30, 2008, respectively.  The Company earned an insignificant amount of advertising fees from pricelinemortgage.com in the three and six months ended June 30, 2009 and 2008.  In July 2009, pricelinemortgage.com was dissolved and the Company received cash of $8.9 million for its proportionate share of the equity.  The Company’s investment of $8.9 million is reported as a current asset in “Prepaid expenses and other current assets” on the Unaudited Consolidated Balance Sheet at June 30, 2009.

Deferred debt issuance costs arose from the Company’s issuance of $100 million aggregate principal amount of 2.25% Notes in September 2004, $172.5 million aggregate principal amount of 0.5% Notes in September 2006, $172.5 million of aggregate principal amount 0.75% Notes in September 2006 and a $175 million revolving credit facility in September 2007.  Deferred debt issuance costs are being amortized using the effective interest rate method over the term of approximately five years, except for the 0.75% Notes, which are amortized over their term of seven years.  The period of amortization for the Company’s debt issue costs was determined at inception of the related debt agreements to be the stated maturity date or the first stated put date, if earlier.  Debt issuance costs written off in the six months ended June 30, 2009 related to early conversion of convertible debt amounted to $0.1 million.

Long-term investments amounting to approximately $0.3 million as of June 30, 2009 and $0.2 million as of December 31, 2008, were comprised of corporate notes with a maturity date greater than one year.

10.          DEBT

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

The revolving credit facility provides for the issuance of up to $50.0 million of letters of credit as well as borrowings on same-day notice, referred to as swingline loans, which are available in U.S. Dollars, Euros, British Pounds Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility will be used for working capital and general corporate purposes.  As of June 30, 2009, there were no borrowings outstanding under the facility and the Company has issued approximately $2.3 million of letters of credit under the revolving credit facility.

Convertible Debt

The $100 million aggregate principal amount of Convertible Senior Notes due January 15, 2025, with an interest rate of 2.25% (the “2.25% Notes”) are convertible, subject to certain conditions, into the Company’s common stock at a conversion price of approximately $37.95 per share.  The 2.25% Notes will be convertible if, on or prior to January 15, 2020, the closing sale price of the Company’s common stock for at least 20 consecutive trading days in the period of 30 consecutive trading days ending on the first day of a conversion period is more than 120% of the then current conversion price of the 2.25% Notes.  The 2.25% Notes are also convertible in certain other circumstances, such as a change in control of the Company.  In the event that all or substantially all of the Company’s common stock is acquired on or prior to January 15, 2010, in a transaction in which the consideration paid to holders of the Company’s common stock consists of all or substantially all cash, the Company would be required to make additional payments in the form of common shares to the holders of the 2.25% Notes of amounts ranging from $0 to $5.2 million depending upon the date of the transaction and the then current stock price of the Company.   In addition, the 2.25% Notes will be redeemable at the Company’s option beginning January 20, 2010, and the holders may require the Company to repurchase the 2.25% Notes for cash on January 15, 2010, 2015 or 2020, or in certain other circumstances. Interest on the 2.25% Notes is payable on January 15 and July 15 of each year.

In 2006, the Company issued in a private placement $172.5 million aggregate principal amount of Convertible Senior Notes due September 30, 2011, with an interest rate of 0.50% (the “2011 Notes”), and $172.5 million aggregate principal amount of Convertible Senior Notes due September 30, 2013, with an interest rate of 0.75% (the “2013 Notes”).  The 2011 Notes and the 2013 Notes are convertible, subject to certain conditions, into the Company’s common stock at a conversion price of approximately $40.38 per share. The 2011 Notes and the 2013 Notes are convertible, at the option of the holder, prior to June 30, 2011 in the case of the 2011 Notes, and prior to June 30, 2013 in the case of the 2013 Notes, upon the occurrence of specified events, including, but not limited to a change in control, or if the closing sale price of the Company’s common stock for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 120% of the applicable conversion price in effect for the notes on the last trading day of the immediately preceding quarter. In the event that all or substantially all of the Company’s common stock is acquired on or prior to the maturity of the 2011 Notes or the 2013 Notes, in a transaction in which the consideration paid to holders of the Company’s common stock consists of all or substantially all cash, the Company would be required to make additional payments in the form of additional shares of common stock to the holders of the 2011 Notes and the 2013 Notes, collectively, in aggregate value ranging from $0 to approximately $40.0 million depending upon the date of the transaction and the then current stock price of the Company.  No additional payments are due at stock prices in excess of $100 per share.  As of June 30, 2011, with respect to the 2011 Notes, and as of June 30, 2013, with respect to the 2013 Notes, holders shall have the right to convert all or any portion of such security.  Neither the 2011 Notes nor the 2013 Notes may be redeemed by the Company prior to maturity. The holders may require the Company to repurchase the 2011 Notes and the 2013 Notes for cash in certain circumstances. Interest on the 2011 Notes and the 2013 Notes is payable on March 30 and September 30 of each year.

In 2006, the Company entered into hedge transactions relating to potential dilution of the Company’s common stock upon conversion of the 2011 Notes and the 2013 Notes (the “Conversion Spread Hedges”). Under the Conversion Spread Hedges, the Company is entitled to purchase from Goldman Sachs and Merrill Lynch approximately 8.5 million shares of the Company’s common stock (the number of shares underlying the 2011 Notes and the 2013 Notes) at a strike price of $40.38 per share (subject to adjustment in certain circumstances) in 2011 and 2013, and the counterparties are entitled to purchase from the Company approximately 8.5 million shares of the Company’s common stock at a strike price of $50.47 per share (subject to adjustment in certain circumstances) in 2011 and 2013.  The Conversion Spread Hedges increase the effective conversion price of the 2011 Notes and the 2013 Notes to $50.47 per share from the Company’s perspective and are designed to reduce the potential dilution upon conversion of the 2011 Notes and the 2013 Notes. If the market value per share of the Company’s common stock at maturity is above $40.38, the Conversion Spread Hedge will entitle the Company to receive from the counterparties net shares of the Company’s common stock based on the excess of the then current market price of the Company’s common stock over the strike price of the hedge (up to $50.47). Holders of the 2011 Notes and the 2013 Notes do not have any rights with respect to the Conversion Spread Hedges. The Conversion Spread Hedges are separate transactions entered into by the Company with the counterparties, are not part of the terms of the Notes and will not affect the holders’ rights under the 2011 Notes and the 2013 Notes. The Conversion Spread Hedges are exercisable at dates coinciding with the scheduled maturities of the 2011 Notes and 2013 Notes. The Conversion Spread Hedges do not immediately hedge against the associated dilution from conversions of the Notes prior to their stated maturities.  Therefore, upon conversion of the 2011 Notes or the 2013 Notes, the Company has delivered or will be obligated to immediately deliver any related conversion premium in shares of common stock or a combination of cash and shares.  However, the hedging counterparties will not be obligated to deliver the Company shares or cash that would offset the dilution associated with the early conversion activity until 2011 and 2013.  Because of this potential timing difference, the number of shares, if any, that the Company receives from its Conversion Spread Hedge could differ materially from the number of shares, if any, that it is required to deliver to holders of the Notes upon their early conversion.   This potential difference in timing can potentially make the hedges ineffective, which could negatively impact the Company’s future diluted shares outstanding and diluted earnings per share.

Convertible debt as of June 30, 2009 consists of the following:

(in thousands)

June 30, 2009	Outstanding Principal Amount	Unamortized Debt Discount	Carrying Value
0.50% Convertible Senior Notes due September 2011	$118,565	$(17,696)	$100,869
0.75% Convertible Senior Notes due September 2013	146,000	(38,030)	107,970
2.25% Convertible Senior Notes due January 2025	91,915	(2,876)	89,039
Outstanding convertible debt	$356,480	$(58,602)	$297,878

Convertible debt as of December 31, 2008 consists of the following:

(in thousands)

December 31, 2008	Outstanding Principal Amount	Unamortized Debt Discount	Carrying Value
0.50% Convertible Senior Notes due September 2011	$134,565	$(24,093)	$110,472
0.75% Convertible Senior Notes due September 2013	158,500	(45,286)	113,214
2.25% Convertible Senior Notes due January 2025	99,920	(5,696)	94,224
Outstanding convertible debt	$392,985	$(75,075)	$317,910

On January 1, 2009, the Company adopted FSP APB 14-1.  FSP APB 14-1 requires cash settled convertible debt, such as the Company’s convertible senior notes, to be separated into debt and equity components at issuance and a value to be assigned to each.  The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar bond without the conversion feature.  The difference between the bond cash proceeds and this estimated fair value, representing the value assigned to the equity component, is recorded as a debt discount.  Debt discount is amortized using the effective interest method over the period from origination or modification date through the earlier of the first stated put date or the stated maturity date.  The adoption of this FSP on January 1, 2009, required retrospective application for all prior periods presented (refer to Note 1 for information regarding the adjustments).

The Company estimated the straight debt borrowing rates at debt origination or modification (the 2011 Notes and 2013 Notes were structured requiring net cash settlement at issue in 2006 and the 2.25% Notes were modified to provide for net cash settlement in 2006) to be 7.75% for the 2011 Notes and 2.25% Notes and 8.0% for the 2013 Notes.  The yield to maturity was estimated at an at-market coupon priced at par.  The straight debt borrowing rate for the 2.25% Notes was based upon an effective maturity date of January 15, 2010 because on that date the 2.25% Notes will be redeemable at the Company’s option and the holders may require the Company to repurchase these notes.

During 2008, all $125 million aggregate principal amount of the Company’s 1% Convertible Senior Notes due August 2010 were converted.  The Company estimated the straight debt borrowing rate for these notes at modification (the 1.00% Convertible Senior Notes due 2010 (the “1% Notes”) were modified to provide for net cash settlement in 2006) to be 7.75%.  The yield to maturity was estimated at an at market coupon priced at par.  The straight debt borrowing rate for the 1% Notes was based upon an effective maturity date of August 1, 2008 because on that date this note was redeemable at the option of the Company or the holders.

Based upon the closing price of the Company’s common stock for the prescribed measurement periods during the three months ended June 30, 2009 and December 31, 2008, the contingent conversion thresholds on each of the Company’s convertible senior notes were exceeded.  As a result, the notes are convertible at the option of the holder as of June 30, 2009 and December 31, 2008 and, accordingly, have been classified as a current liability or convertible debt in mezzanine on the Company’s Unaudited Consolidated Balance Sheets as of those dates.  However, contingencies continue to exist regarding the holders’ ability to convert such notes in future quarters.  The determination of whether or not the notes are convertible must continue to be performed on a quarterly basis.  Consequently, the convertible debt may not be convertible in future quarters, and therefore may again be classified as long-term debt, if the contingent conversion thresholds are not met in such quarters.  In cases where holders decide to convert prior to the maturity date or first stated put date, the Company writes off the proportionate amount of remaining debt issuance costs to interest expense.  If the note holders exercise their option to convert, the Company would deliver cash to repay the principal amount of the notes and would deliver cash or shares of common stock, at its option, to satisfy the conversion value in excess of the principal amount.

Since all of the notes are convertible as of June 30, 2009 and December 31, 2008 at the option of the holder and terms of the notes require that the principal amount be settled in cash, the Company made a reclassification from permanent equity to mezzanine (shown as “convertible debt” between total liabilities and stockholders’ equity on the Unaudited Consolidated Balance Sheets) as required by EITF Topic No. D-98, “Classification and Measurement of Redeemable Securities.”  The amount reported as convertible debt in mezzanine equity plus the current liability for convertible debt represents the Company’s total principal outstanding at each reporting period.  The carrying value of the remaining permanent equity component reported in additional paid-in capital related to the convertible notes was a credit of $10.4 million at June 30, 2009, and a charge of $0.5 million at December 31, 2008.

As of June 30, 2009 and December 31 2008, the estimated fair value of the outstanding senior notes was approximately $1.0 billion and $742 million, respectively.  Fair value was estimated based upon actual trades at the end of the reporting period or the most recent trade values available, as well as the Company’s stock price at the end of the reporting period.  Substantially all of the market value of the Company’s debt in excess of the principal value relates to the conversion premium on the bonds.

For the three months ended June 30, 2009 and 2008, the Company recognized interest expense of $6.3 million and $9.3 million, respectively, related to convertible notes, comprised of $0.9 million and $1.3 million, respectively, for the contractual coupon interest, $5.0 million and $7.4 million, respectively, related to the amortization of debt discount and $0.4 million and $0.6 million, respectively, related to the amortization of debt issuance costs.  The effective interest rate for the three months ended June 30, 2009 and 2008 was 8.2% and 8.4%, respectively.  The remaining period for amortization of debt discount and debt issuance costs is the stated maturity dates for the 2011 Notes and 2013 Notes and January 2010 for the 2.25% Notes, which is the first stated put date.

For the six months ended June 30, 2009 and 2008, the Company recognized interest expense of $12.8 million and $18.9 million, respectively, related to convertible notes, comprised of $1.8 million and $2.7 million, respectively, for the contractual coupon interest, $10.2 million and $15.0 million, respectively, related to the amortization of debt discount and $0.8 million and $1.2 million, respectively, related to the amortization of debt issuance costs.  In addition, unamortized debt issuance costs written off to interest expense related to debt conversions in 2009 amounted to approximately $0.1 million.  The effective interest rate for both the six months ended June 30, 2009 and 2008 was 8.3%.

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

In the three months ended June 30, 2009, approximately $16.0 million aggregate principal amount of 2011 Notes were converted.  The Company delivered cash of $16.0 million to repay the principal amount and issued 248,451 shares in satisfaction of the conversion value in excess of the principal amount.  During the three months ended June 30, 2009, the Company recognized a gain of $0.3 million, ($0.2 million after tax) in “Foreign currency transactions and other” in the Unaudited Consolidated Statement of Operations.

In the six months ended June 30, 2009, approximately $16.0 million aggregate principal amount of 2011 Notes, $8.0 million aggregate principal amount of 2.25% Notes, and $12.5 million aggregate principal amount of 2013 Notes were converted.  The Company delivered cash of $36.5 million to repay the principal amount and delivered 499,874 shares in satisfaction of the conversion value in excess of the principal amount.  During the six months ended June 30, 2009, the Company recognized a gain of $3.1 million ($1.9 million after tax) in “Foreign currency transactions and other” in the Unaudited Consolidated Statement of Operations.

Based on conversion notices received through August 7, 2009, notes with an outstanding principal amount of $43.5 million will be converted during the three months ended September 30, 2009.

11.          TREASURY STOCK

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

Under these programs, the Company repurchased 156,763 and 27,557 shares at an aggregate cost of $13.2 million and $3.4 million in the six months ended June 30, 2009 and 2008, respectively, to satisfy employee withholding taxes related to stock-based compensation.

The Company may make additional repurchases of shares under its stock repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors. Whether and when to initiate and/or complete any purchase of common stock and the amount of common stock purchased will be determined in the Company’s complete discretion. As of June 30, 2009 there were approximately 6.8 million shares of the Company’s common stock held in treasury.

12.          INCOME TAXES

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

The Company recognizes income tax expense related to income generated outside of the United States based upon the applicable tax rates of the foreign countries in which the income is generated.  During the three and six months ended June 30, 2009 and 2008, the substantial majority of the Company’s foreign-sourced income has been generated in the Netherlands and the United Kingdom.  Income tax expense for the three and six months ended June 30, 2009 and 2008 differs from the expected tax expense at the U.S. statutory rate of 35%, primarily due to lower foreign tax rates and the foreign tax benefit of interest expense on intercompany debt, U.S. tax on certain foreign income, non-deductible expenses and state income taxes.

The Company has significant deferred tax assets, resulting principally from domestic net operating loss carryforwards (“NOLs”).  As required by SFAS No. 109, “Accounting for Income Taxes,” the Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of these deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future income, the carryforward periods available for tax reporting purposes, and other relevant factors.  The deferred tax asset at June 30, 2009 and December 31, 2008 amounted to $149.0 million and $166.1 million, net of the valuation allowance recorded, respectively (refer to Note 1 for the impact of the adoption of FSP APB 14-1).  It is more-likely-than not that the remaining deferred tax assets will not be realized and, accordingly, a valuation allowance remains against those assets.  The valuation allowance may need to be adjusted in the future if facts and circumstances change, causing a reassessment of the amount of deferred tax assets more-likely-than not to be realized.  Despite growth in the Company’s domestic earnings during the three and six months ended June 30, 2009, the valuation allowance has not been reduced due to the inherent uncertainty and the likely negative potential impact the worldwide recession and other issues will have on the Company’s future domestic operating results and future realization of its deferred tax assets.

Section 382 of the Internal Revenue Code imposes limitations on the availability of a company’s net operating losses after a more than 50 percentage point ownership change occurs.  The Section 382 limitation is based upon certain conclusions pertaining to the dates of ownership changes and the value of the Company on the dates of the ownership changes.  As a result of a study, it was determined that ownership changes, as defined in Section 382, occurred in 2000 and 2002.  The amount of the Company’s net operating losses incurred prior to each ownership change is limited based on the value of the Company on the respective dates of ownership change.  It is estimated that the effect of Section 382 will generally limit the total cumulative amount of net operating loss available to offset future taxable income to approximately $1.5 billion.  Pursuant to Section 382, subsequent ownership changes could further limit this amount.

The Company has recorded a deferred tax liability in the amount of $46.6 million and $48.9 million at June 30, 2009 and December 31, 2008, respectively, primarily related to the assignment of estimated fair value to certain purchased identifiable intangible assets associated with the acquisitions of Booking.com Limited, Booking.com B.V. and priceline.com Mauritius Company Limited (formerly known as the Agoda Company, Ltd.).

13.          COMMITMENTS AND CONTINGENCIES

Litigation Related to Hotel Occupancy and Other Taxes

The Company and certain third-party defendants are currently involved in approximately forty lawsuits brought by or against states, cities and counties over issues involving the payment of hotel occupancy and other taxes (i.e., state and local sales tax) and the Company’s “merchant” hotel business.  The Company is also involved in two consumer lawsuits relating to, among other things, the payment of hotel occupancy taxes and service fees.  In addition, more than forty-three municipalities, and at least two states, have initiated audit proceedings (including proceedings initiated by thirty-seven municipalities in California), issued proposed tax assessments or started inquiries relating to the payment of hotel occupancy and other taxes (i.e., state and local sales tax).  Additional state and local jurisdictions are likely to assert that the Company is subject to, among other things, hotel occupancy and other taxes (i.e., state and local sales tax) and could seek to collect such taxes, retroactively and/or prospectively.

In connection with some of these tax audits and assessments, the Company may be required to pay any assessed taxes, which amounts may be substantial, prior to being allowed to contest the assessments and the applicability of the ordinances in judicial proceedings.  This requirement is commonly referred to as “pay to play.”  For example, the City of San Francisco recently assessed the Company approximately $3.4 million (an amount that includes interest and penalties) relating to hotel occupancy taxes, which the Company paid in July 2009; the Company intends to pursue its challenge to the assessment in the courts.  Payment of these amounts, if any, is not an admission that the Company believes it is subject to such taxes and, even if such payments are made, the Company intends to continue to assert its position vigorously.

Litigation is subject to uncertainty and there could be adverse developments in these pending or future cases and proceedings.  An unfavorable outcome or settlement of pending litigation could encourage the commencement of additional litigation, audit proceedings or other regulatory inquiries.  In addition, an unfavorable outcome or settlement of these actions or proceedings could result in substantial liabilities for past and/or future bookings, including, among other things, interest, penalties, punitive damages and/or attorney fees and costs.  There have been, and will continue to be, substantial ongoing costs, which may include “pay to play” payments, associated with the Company defending its position in pending and any future cases or proceedings.  An adverse outcome in one or more of these unresolved proceedings could have a material adverse effect on the Company’s business and results of operations and could be material to the Company’s earnings or cash flows in any given operating period.

To the extent that any tax authority succeeds in asserting that the Company has a tax collection responsibility, or the Company determines that it has one, with respect to future transactions, the Company may collect any such additional tax obligation from its customers, which would have the effect of increasing the cost of hotel room reservations to the Company’s customers and, consequently, could make the Company’s hotel service less competitive (i.e., versus the websites of other online travel companies or hotel company websites) and reduce hotel reservation transactions; alternatively, the Company could choose to reduce the compensation for its services on “merchant” hotel transactions.  Either step could have a material adverse effect on the Company’s business and results of operations.

The Company estimates that, since its inception through June 30, 2009, it has earned aggregate gross profit, including fees, from its entire U.S. “merchant” hotel business (which includes, among other things, the differential between the price paid by a customer for the Company’s service and the cost of the underlying room) of approximately $800 million.  This gross profit was earned in over a thousand taxing jurisdictions that the Company believes have aggregate tax rates (which may include hotel occupancy taxes, state and local taxes, among other taxes) associated with a typical transaction between a consumer and a hotel that generally range from approximately 6% to approximately 18%, depending on the jurisdiction.  In many of the judicial and other proceedings initiated to date, municipalities seek not only historical taxes that are claimed to be owed on the Company’s gross profit, but also, among other things, interest, penalties, punitive damages and/or attorney fees and costs.  To date, the majority of the taxing jurisdictions in which the Company facilitates the sale of hotel reservations have not asserted that taxes are due and payable on the Company’s U.S. “merchant” hotel business.  With respect to municipalities that have not initiated proceedings to date, it is possible that they will do so in the future or they will seek to amend their tax statutes and seek to collect taxes from the Company only on a prospective basis.   As a result of this litigation and other attempts by jurisdictions to levy similar taxes, the Company has established a reserve for the potential resolution of issues related to hotel occupancy and other taxes in the amount of approximately $18 million at June 30, 2009.  The reserve is based on the Company’s reasonable estimate and the ultimate resolution of these issues may be less or greater, potentially significantly, than the liabilities recorded.

A discussion of each of the legal and other proceedings referenced above can be found in the section titled “Legal Proceedings” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and in the Form 10-Q for the three months ended March 31, 2009.  The following developments regarding such proceedings occurred during or after the three months ended June 30, 2009:

Statewide Class Actions and Putative Class Actions

A number of cities and counties have filed class actions or putative class actions on behalf of themselves and other allegedly similarly situated cities and counties within the same respective state against the Company and other defendants, including, but not in all cases, Lowestfare.com LLC and Travelweb LLC, both of which are subsidiaries of the Company, and Hotels.com, L.P.; Hotels.com GP, LLC; Hotwire, Inc.; Cheaptickets, Inc.; Travelport, Inc. (f/k/a Cendant Travel Distribution Services Group, Inc.); Expedia, Inc.; Internetwork Publishing Corp. (d/b/a Lodging.com); Maupintour Holding LLC; Orbitz, Inc.; Orbitz, LLC; Site59.com, LLC; Travelocity.com, Inc.; Travelocity.com LP; and Travelnow.com, Inc.  Each complaint alleges, among other things, that the defendants violated each jurisdiction’s respective hotel occupancy tax ordinance with respect to the charges and remittance of amounts to cover taxes under each ordinance.  Each complaint typically seeks compensatory damages, disgorgement, penalties available by law, attorneys’ fees and other relief.  Such actions include:

•	City of Los Angeles v. Hotels.com, Inc., et al.
•	City of Rome, Georgia, et al. v. Hotels.com, L.P., et al.
•	City of San Antonio, Texas v. Hotels.com, L.P., et al.
•	Lake County Convention and Visitors Bureau, Inc. and Marshall County v. Hotels.com, L.P., et al.
•	Louisville/Jefferson County Metro Government v. Hotels.com, L.P., et al.
•	County of Nassau, New York v. Hotels.com, LP, et al.
•	City of Jefferson, Missouri v. Hotels.com, LP, et al.
•	City of Gallup, New Mexico v. Hotels.com, L.P., et al.
•	City of Jacksonville v. Hotels.com, L.P., et al.
•	The City of Goodlettsville, Tennessee, et al. v. priceline.com Incorporated, et al.
•	The Township of Lyndhurst, New Jersey v. priceline.com Incorporated, et al.
•	County of Monroe, Florida v. Priceline.com, Inc. et al.
•	County of Genesee, MI et al. v. Hotels.com L.P. et al.

A discussion of each of the legal proceedings listed above can be found in the section titled “Legal Proceedings” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and in the Form 10-Q for the three months ended March 31, 2009, or below.

The following developments regarding such legal proceedings occurred during or after the three months ended June 30, 2009:

City of San Antonio, Texas v. Hotels.com, L.P., et al.:  The parties are presently conducting discovery.  On March 30, 2009, both plaintiffs and defendants filed motions for summary judgment and the briefing on those motions was completed on May 13, 2009.  A trial date is set for October 5, 2009.  The court could issue a ruling on the summary judgment motions at any time and the Company believes the court is likely to do so before the October 2009 trial date.  While the Company is unable to estimate its ultimate liability in the event of an adverse decision on the merits, the Company estimates that its aggregate historical liability for hotel occupancy taxes (excluding State of Texas sales and other tax, which is not at issue in this proceeding) on its compensation earned in connection with its “merchant” hotel business since the Company’s inception through June 30, 2009 in the jurisdictions that are part of the certified class is approximately $3 million, excluding, among other things, any interest, penalties, punitive damages and/or attorney fees and costs, amounts which could increase, potentially significantly, the Company’s ultimate liability, if any.

Louisville/Jefferson County Metro Government v. Hotels.com, L.P., et al.:  On September 30, 2008, the court granted the defendants’ motion for reconsideration of its prior order denying the defendants’ motion to dismiss the claims brought by the Louisville/Jefferson County Metro Government, and dismissed all of that plaintiff’s claims with prejudice.  Louisville had previously amended its complaint to drop all class allegations.  The court also granted the defendants’ motion to dismiss the claims brought by the Lexington-Fayette Urban County Government.  The court dismissed all claims against the defendants with prejudice.  Both plaintiffs filed notices of appeal to the U.S. Court of Appeals for the Sixth Circuit.  Briefing was completed on the appeal on May 11, 2009, and oral argument is scheduled for October 14, 2009.

City of Gallup, New Mexico v. Hotels.com, L.P., et al.:  On January 8, 2009, the plaintiff filed a motion for class certification.  Briefing on plaintiffs’ class certification motion was completed on April 30, 2009.  Also on January 8, 2009, plaintiff filed a motion for leave to amend the complaint.  The court granted that motion on January 16, 2009.  On February 2, 2009, defendants answered the First Amended Complaint.  On July 7, 2009 the court entered an order certifying a class and defendants petitioned for permission to appeal the class certification order on July 22, 2009.

City of Jacksonville v. Hotels.com, L.P., et al.:  On April 8, 2009, defendants answered the plaintiff’s first amended complaint.  The parties are presently conducting discovery.

City of Goodlettsville, Tennessee, et al. v. priceline.com Incorporated, et al.:  The defendants’ motion to dismiss the complaint was denied on March 31, 2009.  On April 24, 2009, the defendants answered the complaint.  The parties are presently conducting discovery.

The Township of Lyndhurst, New Jersey v. priceline.com Incorporated, et al.:  On March 18, 2009, the United States District Court for the District of New Jersey granted defendants’ Motion to Dismiss the complaint with prejudice on the grounds that the plaintiff lacked standing to bring its claims.  On April 9, 2009, plaintiff filed a notice of appeal. On July 6, 2009, plaintiffs filed their appellate brief.  The defendants’ answering brief was filed on August 5, 2009; the Township’s reply brief is due August 19, 2009.

County of Monroe, Florida v. Priceline.com, Inc. et al:  On April 16, 2009, the plaintiff filed another class action complaint making the same substantive allegations made in its previous complaint that had been dismissed on procedural grounds.  On April 24, 2009, defendants moved to dismiss this complaint and the motion remains pending.

City of Rome, Georgia, et. al, v. Hotels.com, L.P., et. al.:  On July 10, 2009 the court lifted the stay it had entered to require plaintiffs to pursue administrative remedies.  In lifting the stay, the court relied on recent Georgia Supreme Court rulings that the administrative process in Georgia can be exhausted when a municipality issues a notice of assessment.

County of Genesee, MI, et al. v. Hotels.com LP, et al.:  On June 29, 2009, defendants filed a motion to dismiss the complaint.  Plaintiffs’ response is due August 14, 2009 and a hearing is set for August 21, 2009.

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

•	City of Findlay, Ohio v. Hotels.com, L.P., et al.
•	City of Chicago, Illinois v. Hotels.com, L.P., et al.
•	City of San Diego, California v. Hotels.com L.P., et al.
•	City of Atlanta, Georgia v. Hotels.com L.P., et al.
•	City of Charleston, South Carolina v. Hotel.com, et al.
•	Town of Mount Pleasant, South Carolina v. Hotels.com, et al.
•	City of Columbus, Ohio et al. v. Hotels.com, L.P., et al.
•	City of North Myrtle Beach, South Carolina v. Hotels.com, LP, et al.
•	Wake County v. Hotels.com, LP, et al.
•	City of Branson v. Hotels.com, LP, et al.
•	Dare County v. Hotels.com, LP, et al.
•	Buncombe County v. Hotels.com, LP, et al.
•	Horry County, et al. v. Hotels.com, LP, et al.
•	City of Myrtle Beach, South Carolina v. Hotels.com, LP, et al.
•	City of Houston, Texas v. Hotels.com, LP, et al.
•	City of Oakland, California v. Hotels.com, L.P., et al.
•	Mecklenburg County v. Hotels.com, LP, et al.
•	City of Baltimore, Maryland v. Priceline.com Inc., et al.
•	City Comms of Worchester, Maryland v. Priceline.com Inc., et al.
•	City of Bowling Green, KY v. Hotels.com L.P., et al.

A discussion of each of the legal proceedings listed above can be found in the section titled “Legal Proceedings” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and in the Form 10-Q for the three months ended March 31, 2009.

The following developments regarding such legal proceedings occurred during or after the three months ended June 30, 2009:

City of Findlay v. Hotels.com, L.P., et al and City of Columbus, et al. v. Hotels.com, L.P., et al.:  On July 7, 2009, plaintiffs amended the complaint to add Franklin County Convention Authority as a plaintiff. On July 17, 2009, defendants moved to dismiss the new complaint.  The parties are currently engaged in expert discovery.

City of Atlanta, Georgia v. Hotels.com L.P., et al.:  On March 23, 2009, the Georgia Supreme Court reversed a lower court’s dismissal of the action for failure to exhaust administrative remedies, allowing the claim for declaratory relief to be returned to the lower court.  On April 7, 2009, the Georgia Supreme Court denied the Company’s and other defendants’ motion for reconsideration.  The Georgia Supreme Court later remanded the case to the lower court and a status conference was held on August 4, 2009.

City of Oakland, California v. Hotels.com, L.P., et al.:  On July 17, 2009, the U.S. Court of Appeals for the Ninth Circuit affirmed the dismissal of the case for failure to exhaust administrative remedies, but ruled that the action should have been dismissed without prejudice, rather than with prejudice.  The case was therefore remanded.  Upon remand, it is anticipated that the City will proceed with administrative proceedings asserting tax liability against the defendants.

City of Baltimore, Maryland v. Priceline.com, Inc., et al.:  On March 16, 2009, the defendants moved to dismiss the complaint.  On June 1, 2009, the court denied the motion.  The parties are proceeding with discovery.

County Commissioners of Worcester, Maryland v. Priceline.com, Inc., et al.:  On March 16, 2009, the defendants moved to dismiss the complaint.  On June 2, 2009, the court denied the motion.  On June 15, 2009, defendants filed a motion for reconsideration, which was denied on July 21, 2009.  The parties are proceeding with discovery.

City of Bowling Green, KY v. Hotels.com LP et al.:  On May 21, 2009, defendants moved to dismiss the complaint.  On June 30, 2009 plaintiffs answered the motion and on July 22, 2009, defendants submitted their reply.  A hearing on the motion is set for September 1, 2009.

The following new actions were initiated on behalf of individual cities and counties during or after the three months ended June 30, 2009:

St. Louis County, Missouri v. Priceline.com, Inc., et al.:  On July 6, 2008, the County filed a complaint in the Circuit Court of St. Louis County, State of Missouri.  In addition to claims for declaratory relief and monetary damages with respect to the application of the County’s Tourism Tax and Hotel Tax, the complaint also asserted a claim for conversion. The defendants have not yet responded to the complaint.

The Village of Rosemont, Illinois v. Priceline.com, Inc., et al.:  On July 23, 2009, the Village of Rosemont, Illinois filed a complaint in the United States District Court for the Northern District of Illinois.  In addition to claims for injunctive relief and monetary damages with respect to the application of the Village Hotel Tax, the complaint also asserted claims for unjust enrichment and conversion.  The defendants have not yet responded to the complaint.

Ann Gannon v. Priceline.com, Inc., et al.:  On July 30, 2009, Ann Gannon, purportedly in her capacity as Palm Beach County Tax Collector and on behalf of Palm Beach County, Florida, filed a complaint in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida.  The Complaint seeks declaratory judgment and monetary damages relating to the County’s tourist development taxes. The defendants have not yet answered the complaint.

The Company intends to defend vigorously against the claims in all of the proceedings described above.

Judicial Actions Relating to Assessments Issued by Individual Cities and Counties

After administrative remedies have been exhausted, the Company may seek judicial review of assessments issued by an individual city, county or state.

Three judicial actions relating to assessments issued by individual cities and counties were pending during the three months ended June 30, 2009.

•	Priceline.com Inc. v. Indiana Dept. of Revenue
•	Priceline.com, Inc. et al. v. Broward County, Florida
•	Priceline.com, Inc. et al. v. City of Anaheim, California, et al.
•	Priceline.com, Inc. et.al. v. City of San Francisco, California, et al.

A discussion of each of the legal proceedings listed above can be found in the section titled “Legal Proceedings” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and in the 10-Q for the three months ended March 31, 2009.

The following developments regarding such legal proceedings occurred during or after the three months ended June 30, 2009:

Priceline.com Inc. v. Indiana Dept. of Revenue:  On June 11, 2009, the Department of Revenue answered the complaint.  The parties are presently conducting discovery.

Priceline.com, Inc. et al. v. Broward County, Florida:  On May 13, 2009, the case was consolidated with other cases filed by online travel companies.  Plaintiff’s motion filed on February 23, 2009 seeking to dismiss state law counterclaims asserted by the County remains pending.

Priceline.com Inc. et al. v. City of Anaheim et al.:   On February 26, 2009, the City moved to dismiss the Company’s petition for writ of administrative mandamus and complaint for declaratory relief on the grounds that the Company had failed to “pay first” the challenged administrative tax assessment before filing its action.  On March 30, 2009, the court issued an order denying the motion.  On May 4, 2009, the case was consolidated with the City of Los Angeles case.  The parties are currently conducting discovery.  On July 15, 2009, the City filed a motion for denial of the Company’s petition for writ of administrative mandamus to overturn the decision of the tax hearing officer. Responsive briefing is due October 16, 2009.

On May 22, 2009, the City filed a petition seeking appellate review of the order on the “pay first” issue; opposition and reply briefs followed.  On June 11, 2009, the Court of Appeal denied the City’s petition.  On June 18, 2009, the City filed a petition for review with California Supreme Court; an opposition was filed on July 9, 2009.  The City’s petition is pending.

In separate proceedings initiated on September 11, 2008 in the California Superior Court for the County of Orange, the Company, along with other online travel companies, challenged the City’s use of contingency fee counsel in transient occupancy tax proceedings.  On October 31, 2008, the court denied the petition.  The Company and the other online travel companies appealed that ruling to the California Court of Appeal, Fourth Appellate District; the parties’ briefing on the appeal was completed on May 12, 2009; no date has been set for oral argument.

Priceline.com; Inc. et al. v. City of San Francisco, California, et al.:  On October 31, 2008, the City and County of San Francisco issued an assessment which the Company appealed through the administrative process.  On May 15, 2009, the Company was assessed approximately $3.4 million, which includes interest and penalties, for hotel occupancy tax from January 1, 2000 to September 30, 2008. On June 11, 2009, the Company filed a petition to overturn the administrative determination and a complaint for declaratory relief in San Francisco Superior Court challenging the assessment. On July 16, 2009, the Company paid the assessment and charged the amount against its reserve for hotel occupancy and other taxes. On August 4, 2009, the Company filed an administrative refund claim.  The Company intends to pursue vigorously its refund claim and claims in the court.

The Company intends to prosecute vigorously its claims in these actions.

Consumer Class Actions

Two purported class actions brought by consumers against the Company were pending during the three months ended June 30, 2009.

•      Marshall, et al. v. priceline.com, Inc.

•      Chiste, et al. v. priceline.com Inc., et al.

A discussion of each of the legal proceedings listed above can be found in the section titled “Legal Proceedings” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and in the form 10-Q for the period ended March 31, 2009.

The following developments regarding such legal proceedings occurred during or after the three months ended June 30, 2009:

Chiste, et al. v. priceline.com Inc., et al.:  Defendants moved to dismiss the complaint on March 6, 2009.  Briefing was completed on July 3, 2009.

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

During the three months ended March 31, 2009, the Company received audit notices from 28 cities in the state of California. During and after the three months ended June 30, 2009, the Company received audit notices from five additional cities in the state of California.  The Company is engaged in audit proceedings in each of those cities.

Other Recent Developments

Although the Company is not a party to the action, on June 15, 2009 in Expedia, Inc. v. City of Columbus, the Georgia Supreme Court upheld a trial court’s injunction against Expedia requiring it to collect prospectively the City’s hotel occupancy tax calculated on the total room rate disclosed to the consumer by Expedia for the room reservation.  The court’s decision was based upon, among other things, the trial court’s factual finding that Expedia had contracted with hotels for the right to receive the customer’s tax payment on the hotel’s behalf when the customer reserved a hotel room on Expedia’s website and that the City had no adequate remedy to recover taxes owed by an entity other than an innkeeper or operator, and there had been no determination that Expedia is either an innkeeper or an operator.  The Georgia Supreme Court also held that the City had exhausted the administrative process by issuing its notice of assessment because neither the ordinance nor the enabling statute provided any other process or procedure for reviewing the written assessment.  The Company is assessing the potential applicability of this decision to the Company’s services.

On June 29, 2009, the City of New York amended its hotel occupancy tax ordinance, effective September 1, 2009, purporting to impose obligations and liability on third party intermediaries, including online travel companies, for tax on the amounts (including booking and service fees) charged by such intermediaries relating to a room reservation.  The hotel occupancy tax rate for New York City in the amended statute is 5.875%.  While the Company is evaluating the new ordinance and possible legal challenges to its validity and/or application, the Company intends to comply with it.

Litigation Related to Securities Matters

On March 16, March 26, April 27, and June 5, 2001, respectively, four putative class action complaints were filed in the U.S. District Court for the Southern District of New York naming priceline.com Inc. and five of its directors as defendants (01 Civ. 2261, 01 Civ. 2576, 01 Civ. 3590 and 01 Civ. 4956).  The complaints allege, among other things, that priceline.com and the individual defendants violated the federal securities laws by issuing and selling priceline.com common stock in priceline.com’s March 1999 initial public offering without disclosing to investors that some of the underwriters in the offering, including the lead underwriters, had allegedly solicited and received excessive and undisclosed commissions from certain investors. A complete description of these actions is contained in the Company’s annual report on Form 10-K for the year ended December 31, 2008.  Since the filing of such report, and after extensive negotiations, the parties reached a comprehensive settlement on or about March 30, 2009.  On April 2, 2009, plaintiffs filed a Notice of Motion for Preliminary Approval of Settlement.  On June 9, 2009, the Court granted the motion and scheduled the hearing for final approval for September 10, 2009.  This settlement was previously approved by a special committee of the priceline.com Board of Directors.  Pursuant to that settlement, the claims against the Company will be dismissed with prejudice in return for which the Company will pay approximately $0.3 million.

The Company intends to defend vigorously against the claims in all of the proceedings described in this Note 13.  The Company has accrued for certain legal contingencies where it is probable that a loss has been incurred and the amount can be reasonably estimated.  Except as disclosed, such amounts accrued are not material to the Company’s Unaudited Consolidated Balance Sheets and provisions recorded have not been material to the consolidated results of operations.  The Company is unable to estimate the potential maximum range of loss.

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

Overview

General.  We are a leading online travel company that offers our customers a broad range of travel services, including hotel rooms, car rentals, airline tickets, vacation packages, cruises and destination services. Internationally, we offer our customers hotel room reservations in 78 countries and 29 languages.  In the United States, we offer our customers a unique choice: the ability to purchase travel services in a traditional, price-disclosed manner or the opportunity to use our unique Name Your Own Price® service, which allows our customers to make offers for travel services at discounted prices.

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

•                  Commissions earned from the sale of price-disclosed hotel room reservation, rental cars, cruises and other travel services;

•                  Customer processing fees charged in connection with the sale of both Name Your Own Price® and price-disclosed hotel room reservations and Name Your Own Price® airline tickets and rental car services;

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

Over the last several years, our business has transitioned from one driven primarily by domestic results to one driven primarily by international results.  Prior to 2004, substantially all of our revenues were generated within the United States.  In September 2004, we acquired Booking.com Limited (formerly known as Active Hotels Ltd.), a U.K.-based online hotel service; in July 2005, we acquired Booking.com B.V., a Netherlands-based online hotel service (together with Booking.com Limited, “Booking.com”); and in November 2007, we acquired priceline.com Mauritius Company Limited (formerly known as the Agoda Company, Ltd.), an online hotel service with operations in Singapore and Thailand (“Agoda”).  During the three and six months ended June 30, 2009, our international business — the significant majority of which is currently generated by Booking.com — represented approximately 60% of our gross bookings (an operating and statistical metric referring to the total dollar value, inclusive of all taxes and fees, of all travel services purchased by our customers), and for full year 2008, contributed more than two-thirds of our consolidated operating income.  Given that our international business is primarily comprised of hotel reservation services, revenue earned in connection with the reservation of hotel room nights has come to represent a substantial majority of our gross profit.

Worldwide recession is negatively affecting the broad travel market and, as a result, our business.  Since late 2007, global economic and financial market conditions have worsened markedly, creating uncertainty for consumers and pressuring consumer spending on travel.  Hotel operators have continued to report significant decreases in occupancy rates (a common metric that measures hotel customer usage) and average daily rates (“ADRs”) in the United States, Europe and Asia.  We believe the worldwide recession and these weakening travel market trends, including, without limitation, decreased consumer demand, further deterioration in ADRs and increases in cancellations, have had a negative impact on our business, particularly in Europe, and will continue to have a negative impact in the near term.  We believe that, to date, the positive trends impacting our domestic and international business largely overshadowed these negative influences.  We cannot predict the magnitude or duration of this worldwide recession, but our current limited visibility does not suggest any meaningful near-term improvement.

The hotel industry has recently experienced a significant decrease in occupancy rates and we have experienced slowing demand growth, an increase in reservation cancellation rates and declining ADRs — trends which have continued to deteriorate and for which we do not anticipate any near-term improvement.  While lower occupancy rates have historically resulted in hotel suppliers increasing their distribution of hotel room reservations through third-party intermediaries such as us, our remuneration for hotel transactions changes proportionately with room price, and therefore, lower ADRs generally have a negative effect on our hotel business and a negative effect on our gross profit.

We believe the current worldwide recession and lower ADRs are also responsible for the increase in the number of hotel cancellations, particularly at our international operations.  Our international operations distribute hotel room reservations primarily through an “agency” model where reservations are generally cancellable, as opposed to “merchant” models operated by us (principally in the U.S.) and our competition and through which reservations are paid for in advance and therefore less likely to be cancelled.  As ADRs decline, customers who have existing reservations may cancel those reservations and rebook at a lower rate, and in times of economic stress, travelers are more likely to cancel their vacation plans outright.  While decreasing ADRs and a worldwide recession make it relatively more attractive for consumers to make a cancellable agency reservation than a pre-paid reservation, our agency business will likely have higher cancellation rates compared to companies who offer predominantly merchant model hotel room reservations.

International Trends.  The size of the travel market outside of the United States is substantially greater than that within the United States.  Historically, Internet adoption rates and e-commerce adoption rates of international consumers have trailed those of the United States.  However, international consumers are rapidly moving to online means for purchasing travel.  Accordingly, recent international online travel growth rates have substantially exceeded, and are expected to continue to exceed, the growth rates within the United States.  In addition, the base of hotel suppliers in Europe is particularly fragmented compared to that in the United States, where the hotel market is dominated by large hotel chains.  We believe online reservation systems like ours may be more appealing to small chains and independent hotels more commonly found outside of the United States.  We believe these trends and factors have enabled us to become the top online hotel service provider in Europe.

As our international operations have become significant contributors to our results and international hotel bookings have become of increased importance to our earnings, we have seen, and expect to continue to see, changes in certain of our operating expenses and other financial metrics.  For example, because our international operations utilize online affiliate and search marketing as the principal means of generating traffic to their websites, our online advertising expense has increased significantly over recent years, a trend we expect to continue throughout the remainder of 2009 and beyond.  In addition, and as discussed in more detail below, we have seen the effects of seasonal fluctuations on our operating results change as a result of different revenue recognition policies that apply to our price-disclosed services (including our international hotel service) as compared to our Name Your Own Price® services.

Another impact of the growing importance that our international operations represent to our business is our increased exposure to foreign currency exchange risk.  Because we are conducting a significant and growing portion of our business outside the United States and are reporting our results in U.S. Dollars, we face exposure to adverse movements in currency exchange rates as the financial results of our international operations are translated from local currency (principally the Euro and the British Pound Sterling) into U.S. Dollars upon consolidation.  Our international operations contributed approximately $197.6 million and $312.2 million to our revenues for the three and six months ended June 30, 2009, which compares to $164.5 million and $268.7 million for the same periods in 2008, respectively.  Excluding the unfavorable impact of foreign currency exchange rates, revenue attributable to our international operations increased by approximately 38% and 35% in the three and six months ended June 30, 2009, respectively compared to the same periods in 2008.  The U.S. Dollar generally weakened from when we acquired Booking.com B.V. in July 2005, until mid-2008, and as a result, the year-over-year growth rates in our international results, when reported in U.S. Dollars, were positively impacted by changes in foreign exchange rates.  Since mid-2008, the U.S. Dollar has strengthened against the Euro and the British Pound Sterling, which has caused a decrease in our net assets, revenues, operating expenses and it has become increasingly difficult for us to grow our gross bookings, revenues and earnings on a U.S. Dollar denominated basis.  If the U.S. Dollar weakens against the local currency, the translation of our foreign-currency-denominated balances will result in increased net assets, gross bookings, revenues, operating expenses, and net income.

As of June 30, 2009, derivatives not designated as hedging instruments with a notional value of 20.0 million Euros and 5.0 million British Pounds Sterling were outstanding.  Subsequent to June 30, 2009, we entered into additional derivatives with a notional value of 40.0 million Euros and 5.0 million British Pounds Sterling.  These contracts are all scheduled to mature in September 2009.  As of June 30, 2008, derivatives with notional values of 42.0 million Euros were outstanding.  Furthermore, our derivative instruments are not designed to hedge against currency fluctuation that could impact our foreign currency denominated gross bookings, revenue or gross profit.  In May 2009, we entered into a forward currency contract for 36.7 million Euros to hedge a portion of our net investment in a foreign subsidiary against adverse change in exchange rates.  Mark-to-market adjustments are recorded as currency translation adjustments.  This contract is scheduled to mature in November 2009.

Domestic Trends.  In June 2007, we eliminated processing fees for our price-disclosed airline ticket service, and in April 2008, we reduced processing fees for our domestic price-disclosed merchant hotel room service.  As a result, since those dates, we have had a pricing advantage against other major online travel agents with respect to these travel services.  Starting in March 2009, Expedia launched a promotion temporarily suspending air booking fees for bookings made through May 31, 2009, and later made such suspension permanent.  Later in March 2009, Travelocity matched the Expedia promotion and in April 2009, Orbitz followed.  As a result, we no longer have the price advantage that we have had against our major competitors on price-disclosed airline tickets since June 2007.  Similarly, in April 2009, each of Expedia and Orbitz temporarily reduced booking fees on hotel room reservations, and later made such reduction permanent, and we therefore no longer have a price advantage over those companies on price-disclosed merchant hotel rooms.  Our growth rates in these businesses may slow as a result of no longer having a price advantage.

While demand for online travel services continues to experience annualized growth, we believe that the domestic market share of third-party distributors, like priceline.com, has declined over the long term and that the growth of the domestic online market for travel services has slowed.  We believe the decline in market share is attributable, in part, to (1) a concerted initiative by travel suppliers to direct customers to their own websites in an effort to reduce distribution expenses and establish more direct control over their pricing, and (2) a price advantage in that the suppliers generally do not charge a processing fee.  However, with the recent elimination and reduction of processing and other fees by all of the major online travel companies, we believe that the domestic market share of third party distributors has stabilized and potentially increased.

In addition, recent decreases in domestic airline capacity, the threat of carrier bankruptcies and the emerging prospect of industry consolidation, as evidenced by the recent merger of Delta Air Lines and Northwest Airlines, could further reduce the amount of airline tickets available to us.  Furthermore, we have recently observed a year-over-year decline in passenger traffic and airfares across the airline industry, which we believe is principally due to the worldwide recession and higher oil prices in 2008.  Decreases in capacity and lower traveler demand negatively impact our domestic air business, which in turn has negative repercussions on our domestic hotel and rental car businesses.  In addition, recent decreases in rental car fleets have led to increases in retail rental car rates.   Higher retail rental car rates can negatively impact our retail rental car service, while decreases in rental car availability can negatively impact our Name Your Own Price® rental car service. We continue to believe that the market for domestic online travel services is an attractive market with continued opportunity for growth.

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

We believe that our success will depend in large part on our ability to maintain profitability, primarily from our hotel business, to continue to promote the Booking.com brand internationally, the priceline.com brand in the United States, the Agoda brand in Asia and, over time, to offer other travel services and further expand into other international markets. Factors beyond our control, such as worldwide recession, terrorist attacks, travel related health concerns including pandemics and epidemics such as H1N1 influenza (swine flu), avian bird flu and SARS, political instability, regional hostilities, increases in fuel prices, imposition of taxes or surcharges by regulatory authorities, travel related accidents, unusual weather patterns, including natural disasters such as hurricanes, tsunamis or earthquakes; or the withdrawal from our system of a major hotel supplier or airline, could adversely affect our business and results of operations and impair our ability to effectively implement all or some of the initiatives described above.  For example, recent civil unrest in Thailand, a key market for our Agoda business, has negatively impacted booking volumes and future civil or political unrest would further disrupt Agoda’s business.  We intend to continue to invest in marketing and promotion, technology and personnel within parameters consistent with attempts to improve operating results.  We also intend to broaden the scope of our business, and to that end, we explore strategic alternatives from time to time in the form of, among other things, mergers and acquisitions. Our goal is to improve volume and sustain gross margins in an effort to maintain profitability. The uncertain environment described above makes the prediction of future results of operations difficult, and accordingly, we cannot provide assurance that we will sustain revenue growth and profitability.

Seasonality.  Our Name Your Own Price® services are generally non-refundable in nature, and accordingly, we recognize travel revenue at the time a booking is generated.  However, we recognize revenue generated from our retail hotel services, including our international operations, at the time that the customer checks out of the hotel.  As a result, a meaningful amount of retail hotel bookings generated earlier in the year, as customers plan and reserve their spring and summer vacations, will not be recognized as revenue until future quarters. From a cost perspective, however, we expense the substantial majority of our advertising activities as they are incurred, which is typically in the quarter in which bookings are generated.  Therefore, if our retail hotel business continues to grow, we expect our quarterly results to become increasingly impacted by these seasonal factors.

Results of Operations

Three and Six Months Ended June 30, 2009 compared to the Three and Six Months Ended June 30, 2008

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

Gross bookings resulting from hotel room night reservations, rental car days and airline tickets sold through our domestic and international operations for the three and six months ended June 30, 2009 and 2008 were as follows (numbers may not total due to rounding):

	Three Months Ended June 30, (in millions)			Six Months Ended June 30, (in millions)
	2009	2008	Change	2009	2008	Change

Domestic	$964	$872	10.6%	$1,816	$1,593	14.0%
International	1,415	1,238	14.3%	2,507	2,275	10.2%
Total	$2,379	$2,110	12.8%	$4,323	$3,869	11.7%

Gross bookings resulting from hotel room night reservations, rental car days and airline tickets sold through our agency and merchant models for the three and six months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended June 30, (in millions)			Six Months Ended June 30, (in millions)
	2009	2008	Change	2009	2008	Change

Agency	$1,825	$1,657	10.1%	$3,295	$3,027	8.8%
Merchant	555	453	22.4%	1,028	842	22.2%
Total	$2,379	$2,110	12.8%	$4,323	$3,869	11.7%

Gross bookings increased by 12.8% for the three months ended June 30, 2009, compared to the same period in 2008, despite year-over-year declines in average selling prices in all of our hotel and airline ticket services in most markets.  The increase in gross bookings was primarily attributable to 14.3% growth in our international gross bookings, virtually all of which relate to retail hotel room night reservations.  International gross bookings increased on a local currency basis by approximately 32.4% in the three months ended June 30, 2009, compared to the same period in 2008.  Domestic gross bookings increased by 10.6%, primarily due to growth in the sale of Name Your Own Price® hotel room night reservations, merchant price-disclosed hotel room night reservations, Name Your Own Price® rental car days and price-disclosed rental car days, partially offset by a decline in Name Your Own Price® airline tickets.

Gross bookings increased by 11.7% for the six months ended June 30, 2009, compared to the same period in 2008, despite year-over-year declines in average selling prices in all of our hotel and airline ticket services in most markets.  The increase in gross bookings was primarily attributable to 10.2% growth in our international gross bookings.  Domestic gross bookings increased by 14.0% for the six months ended June 30, 2009, compared to the same period in 2008, primarily due to growth in the sale of Name Your Own Price® hotel room night reservations, merchant price-disclosed hotel room night reservations, price-disclosed airline tickets and Name Your Own Price® rental car days, partially offset by a decline in Name Your Own Price® airline tickets.

Agency gross bookings increased 10.1% for the three months ended June 30, 2009, compared to the same period in 2008, due to growth in the sale of Booking.com hotel room night reservations and price-disclosed rental car days.  Agency gross bookings increased 8.8% for the six months ended June 30, 2009, compared to the same period in 2008, due to growth in the sale of Booking.com hotel room night reservations, price-disclosed airline ticket and price-disclosed rental car days.  Merchant gross bookings increased 22.4% and 22.2% for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008, due to an increase in the sale of Name Your Own Price® hotel room night reservations, domestic merchant price-disclosed hotel room night reservations and Agoda merchant price-disclosed hotel room night reservations, partially offset by a decline in Name Your Own Price® airline tickets.

	Hotel Room Nights	Rental Car Days	Airline Tickets

Three Months ended June 30, 2009	15.7 million	3.2 million	1.6 million

Three Months ended June 30, 2008	10.9 million	2.8 million	1.4 million

Six Months ended June 30, 2009	28.5 million	6.3 million	3.0 million

Six Months ended June 30, 2008	20.3 million	5.4 million	2.5 million

Hotel room night reservations sold increased by 44.0% and 40.5% for the three and six months ended June 30, 2009, respectively, over the same periods in 2008, due primarily to an increase in the sale of Booking.com agency room night reservations, as well as an increase in the sale of Name Your Own Price® room night reservations and Agoda and domestic price-disclosed room night reservations.

Rental car days sold increased by 15.0% and 15.2% for the three and six months ended June 30, 2009, respectively, over the same periods in 2008, due primarily to an increase in the sale of Name Your Own Price® rental car days, as well as an increase in price-disclosed rental car days.

Airline tickets sold increased by 13.9% and 20.4% for the three and six months ended June 30, 2009, respectively, over the same periods in 2008, due to an increase in the sale of price-disclosed airline tickets, partially offset by a decline in Name Your Own Price® airline tickets.

Revenues

We classify our revenue into three categories:

•                  Merchant revenues are derived from transactions where we are the merchant of record and, among other things, select suppliers and determine the price we will accept from the customer.  Merchant revenues include (1) transaction revenues representing the selling price of Name Your Own Price® hotel room reservations, rental cars and airline tickets and price-disclosed vacation packages; (2) transaction revenues representing the amount charged to a customer, less the amount charged by suppliers in connection with the hotel room reservations provided through our merchant price-disclosed hotel service; (3) customer processing fees charged in connection with the sale of Name Your Own Price® airline tickets, hotel room reservations and rental cars and merchant price-disclosed hotel reservations; and (4) ancillary fees, including GDS reservation booking fees related to certain of the services listed above.

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

We continue to experience a shift in the mix of our travel business from a business historically focused exclusively on the sale of domestic point-of-sale travel services to a business that includes significant sales of international point-of-sale hotel services, a significant majority of which are currently generated in Europe.  Because our domestic services include merchant Name Your Own Price® travel services, which are reported on a “gross” basis, while both our domestic and international retail travel services are primarily recorded on a “net” basis, revenue increases and decreases are impacted by changes in the mix of the sale of Name Your Own Price® and retail travel services and, consequently, gross profit has become an increasingly important measure of evaluating growth in our business.  Our international operations contributed approximately $197.6 million and $312.2 million to our revenues for the three and six months ended June 30, 2009, which compares to $164.5 million and $268.7 million for the same periods in 2008, respectively.  Revenue attributable to our international operations increased, on a local currency basis, by approximately 38% and 35%  in the three and six months ended June 30, 2009, respectively compared to the same periods in 2008.

	Three Months Ended June 30,			Six Months Ended June 30,
	($000)%			($000)%
	2009	2008	Change	2009	2008	Change
Merchant Revenues	$392,822	$336,230	16.8%	$729,856	$625,388	16.7%
Agency Revenues	204,485	173,249	18.0%	324,711	283,181	14.7%
Other Revenues	6,434	4,497	43.1%	11,232	8,586	30.8%
Total Revenues	$603,741	$513,976	17.5%	$1,065,799	$917,155	16.2%

Merchant Revenues

Merchant revenues for the three and six months ended June 30, 2009 increased 16.8% and 16.7%, respectively, compared to the same periods in 2008, primarily due to an increase in the sale of Name Your Own Price® hotel room night reservations and rental car days, partially offset by a decline in Name Your Own Price® airline tickets.

Agency Revenues

Agency revenues for the three and six months ended June 30, 2009 increased 18.0% and 14.7%, respectively, compared to the same periods in 2008, primarily as a result of growth in our international operations.

Other Revenues

Other revenues during the three and six months ended June 30, 2009 consisted primarily of advertising revenues.  Other revenues for the three and six months ended June 30, 2009 increased 43.1% and 30.8%, respectively, compared to the same periods in 2008, primarily as a result of higher online advertising revenues and increased traffic.

Cost of Revenues and Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
	($000)%			($000)%
	2009	2008	Change	2009	2008	Change
Cost of Revenues	$298,503	$260,251	14.7%	$552,231	$482,327	14.5%
% of Revenues	49.4%	50.6%		51.8%	52.6%

Cost of Revenues

For the three and six months ended June 30, 2009, cost of revenues consisted primarily of: (1) the cost of Name Your Own Price® hotel room reservations from our suppliers, net of applicable taxes, (2) the cost of Name Your Own Price® rental cars from our suppliers, net of applicable taxes; and (3) the cost of Name Your Own Price® airline tickets from our suppliers, net of the federal air transportation tax, segment fees and passenger facility charges imposed in connection with the sale of airline tickets.  Cost of revenues for the three and six months ended June 30, 2009 increased by 14.7% and 14.5%, respectively, compared to the same periods in 2008, due primarily to the increase in merchant revenue discussed above.  Merchant price-disclosed hotel revenues in the U.S. and at Agoda are recorded in merchant revenues net of the amounts paid to suppliers and therefore, there is no associated cost of revenues for merchant price-disclosed hotel revenues.

Agency revenues are recorded at their net amount, which are amounts received less amounts paid to suppliers, if any, and therefore, there are no costs of agency revenues.

Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
	($000)%			($000)%
	2009	2008	Change	2009	2008	Change
Gross Profit	$305,238	$253,725	20.3%	$513,568	$434,828	18.1%
Gross Margin	50.6%	49.4%		48.2%	47.4%

Total gross profit for the three and six months ended June 30, 2009 increased by 20.3% and 18.1%, respectively, compared to the same periods in 2008, primarily as a result of increased revenue discussed above.  Total gross margin (gross profit expressed as a percentage of total revenue) increased during the three and six months ended June 30, 2009, compared to the same periods in 2008, because Name Your Own Price® revenues, which are recorded “gross” with a corresponding cost of revenue, represented a smaller percentage of total revenues compared to retail, price-disclosed revenues which are primarily recorded “net” with no corresponding cost of revenues.  Because Name Your Own Price® transactions are reported “gross” and retail transactions are primarily recorded on a “net” basis, we believe that gross profit has become an increasingly important measure of evaluating growth in our business.  Our international operations accounted for approximately $196.6 million and $310.5 million of our gross profit for the three and six months ended June 30, 2009, respectively, which compares to $163.6 million and $266.7 million for the same periods in 2008, respectively.  Gross profit attributable to our international operations increased, on a local currency basis, by approximately 38% and 35% in the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008.

Operating Expenses

Advertising

	Three Months Ended June 30,			Six Months Ended June 30,
	($000)%			($000)%
	2009	2008	Change	2009	2008	Change
Offline Advertising	$11,053	$9,928	11.3%	$21,819	$21,959	(0.6)%
% of Total Gross Profit	3.6%	3.9%		4.2%	5.1%
Online Advertising	$90,107	$72,860	23.7%	$158,223	$130,661	21.1%
% of Total Gross Profit	29.5%	28.7%		30.8%	30.0%

Offline advertising expenses consist primarily of: (1) the expenses associated with domestic television, print and radio advertising; and (2) the cost for creative talent, production costs and agency fees for television, print and radio advertising.  For the three months ended June 30, 2009, offline advertising expenses were higher than in the same period in 2008 primarily as a result of increased television advertising.  For the six months ended June 30, 2009, offline advertising expenses were flat compared to the same period in 2008.  Online advertising expenses primarily consist of the costs of (1) search engine keyword purchases; (2) affiliate programs; (3) banner and pop-up advertisements; and (4) e-mail campaigns.  For the three and six months ended June 30, 2009, online advertising expenses increased over the same periods in 2008, primarily due to an increase in online advertising expenses to support increased price-disclosed agency hotel room night reservations booked by Booking.com as well as increased U.S. travel bookings, partially offset by the favorable impact of foreign currency exchange rates.  Our international operations rely primarily on online advertising, in particular keyword purchases and payments to affiliate advertisers, to support their businesses.

Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
	($000)%			($000)%
	2009	2008	Change	2009	2008	Change
Sales and Marketing	$20,691	$19,930	3.8%	$39,110	$36,263	7.9%
% of Total Gross Profit	6.8%	7.9%		7.6%	8.3%

Sales and marketing expenses consist primarily of (1) credit card processing fees associated with merchant transactions; (2) fees paid to third-party service providers that operate the call centers for our priceline.com business; (3) provisions for credit card chargebacks; and (4) provisions for bad debt primarily related to agency hotel commission receivables.  For the three and six months ended June 30, 2009, sales and marketing expenses, which are substantially variable in nature, increased over the same periods in 2008, primarily due to increased credit card processing fees and call center costs associated with increased gross booking volumes, partially offset by decreased bad debt provision and the impact of foreign currency exchange rates.  Bad debt provision for the six months ended June 30, 2008 includes a charge of approximately $1.4 million associated with the bankruptcies of two of our airline suppliers and also included charges related to increased customer chargeback activity experienced by Agoda.

Personnel

	Three Months Ended June 30,			Six Months Ended June 30,
	($000)%			($000)%
	2009	2008	Change	2009	2008	Change
Personnel	$44,864	$39,644	13.2%	$84,374	$76,528	10.3%
% of Total Gross Profit	14.7%	15.6%		16.4%	17.6%

Personnel expenses consist of compensation to our personnel, including salaries, bonuses, taxes, employee health benefits and stock-based compensation. For the three and six months ended June 30, 2009, personnel expenses increased over the same periods in 2008, due primarily to increased personnel expenses associated with headcount growth and increased stock-based compensation expense, partially offset by decreased employee performance bonus expense and the impact of foreign currency exchange rates.  Stock-based compensation expense was approximately $11.3 million and $9.1 million for the three months ended June 30, 2009 and 2008, respectively, and approximately $21.9 million and $19.0 million for the six months ended June 30, 2009 and 2008, respectively.

General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	($000)%			($000)%
	2009	2008	Change	2009	2008	Change
General and Administrative	$14,728	$14,209	3.7%	$29,516	$25,995	13.5%
% of Total Gross Profit	4.8%	5.6%		5.7%	6.0%

General and administrative expenses consist primarily of: (1) fees for outside professionals, including litigation expenses; (2) occupancy expenses; and (3) personnel related expenses such as recruiting, training and travel expenses. General and administrative expenses increased during the three and months ended June 30, 2009, over the same periods in 2008, due to additional fees for outside professionals, including litigation expenses primarily related to hotel occupancy and other tax proceedings, and increased occupancy expenses associated with new Booking.com offices, partially offset by the favorable impact of foreign currency exchange rates.

Information Technology

	Three Months Ended June 30,			Six Months Ended June 30,
	($000)%			($000)%
	2009	2008	Change	2009	2008	Change
Information Technology	$4,697	$5,136	(8.5)%	$9,225	$9,286	(0.7)%
% of Total Gross Profit	1.5%	2.0%		1.8%	2.1%

Information technology expenses consist primarily of: (1) system maintenance and software license fees; (2) outsourced data center costs relating to our domestic and international data centers; (3) data communications and other expenses associated with operating our Internet sites; and (4) payments to outside consultants. For the three months ended June 30, 2009, the decrease in information technology expenses compared to the same period in 2008 was primarily associated with decreased information technology expenses related to our domestic operations.   For the six months ended June 30, 2009, information technology expenses were flat compared to the same period in 2008.

Depreciation and Amortization

	Three Months Ended June 30,			Six Months Ended June 30,
	($000)%			($000)%
	2009	2008	Change	2009	2008	Change
Depreciation and Amortization	$9,723	$11,064	(12.1)%	$19,084	$21,417	(10.9)%
% of Total Gross Profit	3.2%	4.4%		3.7%	4.9%

Depreciation and amortization expenses consist of:  (1) amortization of intangible assets with determinable lives; (2) amortization of internally developed and purchased software, (3) depreciation of computer equipment; and (4) depreciation of leasehold improvements, office equipment and furniture and fixtures.  For the three and six months ended June 30, 2009, depreciation and amortization expense decreased from the same periods in 2008 by $1.3 million and $2.3 million, respectively.  Amortization of acquired intangible assets for the six months ended June 30, 2009 decreased by $2.1 million, primarily due to fully amortizing certain intangibles during the nine months ended September 30, 2008.

Other Income (Expense)

	Three Months Ended June 30,			Six Months Ended June 30,
	($000)%			($000)%
	2009	2008	Change	2009	2008	Change
Interest Income	$483	$2,905	(83.4)%	$1,224	$7,077	(82.7)%
Interest Expense	(6,505)	(9,521)	(31.7)%	(13,310)	(19,582)	(32.0)%
Foreign Currency Transactions and Other	(3,880)	(11)	n/m	(63)	(5,095)	(98.8)%
Total	$(9,902)	$(6,627)	49.4%	$(12,149)	$(17,600)	(31.0)%

For the three and six months ended June 30, 2009, interest income on cash and marketable securities decreased over the same periods in 2008, principally due to lower prevailing interest rates.  Interest expense decreased for the three and six months ended June 30, 2009, as compared to the same periods in 2008, primarily due to convertible debt conversions.  “Foreign currency transactions and other” includes foreign exchange losses of $2.6 million and $0.8 million for the three and six months ended June 30, 2009, respectively, and $0.1 million and $4.3 million for the three and six months ended June 30, 2008, respectively, related to foreign exchange derivative contracts.  Foreign exchange losses on transactions were approximately $1.5 million and $2.3 million for the three and six months ended June 30, 2009, respectively, compared to $0.2 million of gains and $0.7 million of losses for the three and six months ended June 30, 2008, respectively.  A gain of $0.3 million and $3.1 million for the three and six months ended June 30, 2009 resulted from convertible debt conversions.  See Note 1 to our Unaudited Consolidated Financial Statements for details about the adjustment to other income (expense) for the three and six months ended June 30, 2008.

Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	($000)%			($000)%
	2009	2008	Change	2009	2008	Change
Income Tax Expense	$32,495	$23,258	39.7%	$48,036	$29,764	61.3%

Income tax expense for the three and six months ended June 30, 2009 and 2008 differs from the expected tax provision at the U.S. statutory tax rate of 35%, principally due to lower foreign tax rates and the foreign tax benefit of interest expense on intercompany debt, U.S. tax on certain foreign income, non-deductible expenses and state income taxes.  Due to our significant net operating loss carryforwards, we do not expect to pay significant cash taxes on our U.S. federal taxable income for the foreseeable future.  We expect to make cash payments for international taxes, U.S. state income taxes and U.S. federal alternative minimum tax.  Income tax expense for the three and six months ended June 30, 2009 increased over the same periods in 2008, primarily due to increased earnings in 2009 and increased domestic earnings, which are taxed at a higher statutory rate than our foreign earnings.  See Note 1 to our Unaudited Consolidated Financial Statements for details about the adjustment to income tax expense for the three and six months ended June 30, 2008.

Equity in Income (Loss) of Investees

	Three Months Ended June 30,			Six Months Ended June 30,
	($000)%			($000)%
	2009	2008	Change	2009	2008	Change
Equity in Income (Loss) of Investees	$33	$(77)	142.9%	$2	$(166)	101.2%

Equity in income (loss) of investees for the three and six months ended June 30, 2009 and 2008 represents our pro rata share of pricelinemortgage.com’s net results. In July 2009, pricelinemortgage.com was dissolved, and we received $8.9 million in cash for our 49% equity investment in pricelinemortgage.com. We do not expect the dissolution of our investment in pricelinemortgage.com to materially impact future periods.

Noncontrolling Interests

	Three Months Ended June 30,			Six Months Ended June 30,
	($000)%			($000)%
	2009	2008	Change	2009	2008	Change
Noncontrolling Interests	$—	$1,154	(100.0)%	$—	$(1,575)	(100.0)%

In September 2008, we repurchased all of the remaining outstanding shares of priceline.com International and, as a result, there are no longer any noncontrolling interests in priceline.com International.  See Note 1 to our Unaudited Consolidated Financial Statements for further details.

Liquidity and Capital Resources

As of June 30, 2009, we had $589.6 million in cash, cash equivalents and short-term investments.  Approximately $264.2 million of our cash and cash equivalents and short-term investments are held by our international subsidiaries and are denominated primarily in Euros and, to a lesser extent, in British Pounds Sterling. Cash equivalents are primarily comprised of U.S. Treasury money market accounts and foreign government securities.  Short-term investments are primarily comprised of U.S. and foreign government securities.

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

Net cash provided by operating activities for the six months ended June 30, 2009, was $168.2 million, resulting from net income of $92.0 million, non-cash items not affecting cash flows of $69.4 million and net favorable changes in working capital of $6.8 million.  The changes in working capital for the six months ended June 30, 2009, were primarily related to a $59.7 million increase in accounts payable, accrued expenses and other current liabilities principally offset by a $55.3 million increase in accounts receivable.  The increase in these working capital balances was primarily related to seasonality and increases in business volume.  Our bookings and revenues are generally higher in the second quarter of the year than in the fourth quarter of the year which results in higher accounts receivable, accounts payable and deferred merchant bookings at June 30 compared to December 31.  Our allowance for doubtful accounts has increased versus the prior year to reflect the potential for increased losses resulting from the worldwide recession and the related impact on our hotel partners.  Non-cash items were primarily associated with deferred income taxes, stock-based compensation expense, depreciation and amortization, primarily from acquisition-related intangible assets, amortization of debt discount and gain on conversions of our convertible notes.

Net cash provided by operating activities for the six months ended June 30, 2008, was $133.3 million, resulting from net income of $65.2 million, non-cash items not affecting cash flows of $66.0 million and $2.1 million of positive changes in working capital.  The changes in working capital for the six months ended June 30, 2008, were primarily related to a $64.1 million increase in accounts payable, accrued expenses and other current liabilities, partially offset by a $63.1 million increase in accounts receivable.  The increase in these working capital balances was primarily related to seasonal increases in business volume. Non-cash items were primarily associated with stock-based compensation expense, deferred taxes, depreciation and amortization, primarily related to acquisition-related intangible assets, and amortization of debt discount.

Net cash used in investing activities was $155.6 million for the six months ended June 30, 2009.  Investing activities were affected by $148.8 million net purchase of securities partially offset by a reduction in restricted cash of $1.3 million.   Net cash used in investing activities was $7.2 million for the six months ended June 30, 2008.  Investing activities were affected by $32.3 million of net redemptions of investments for the six months ended June 30, 2008, partially offset by a $1.6 million increase in restricted cash related to our international operations and acquisitions and other equity investments of $30.9 million.  Cash invested in purchases of property and equipment was $8.1 million and $7.0 million for the six months ended June 30, 2009 and 2008, respectively.

Net cash used in financing activities was approximately $41.9 million for the six months ended June 30, 2009.  The cash used in financing activities during the six months ended June 30, 2009 was primarily related to $36.5 million of principal paid upon the conversion of senior notes, $13.2 million of treasury stock purchases, partially offset by $6.5 million of proceeds from the exercise of employee stock options and $1.3 million of excess tax benefits from stock-based compensation.  Net cash used in financing activities was approximately $48.5 million for the six months ended June 30, 2008.  The cash used in financing activities during the six months ended June 30, 2008 was primarily related to $49.9 million paid to settle the principal amount of senior notes upon conversion, $3.4 million of treasury stock purchases, partially offset by $3.7 million of proceeds from the exercise of employee stock options and $1.1 million of excess tax benefits from stock-based compensation

Based upon the closing price of our common stock for the prescribed measurement periods during the three months ended June 30, 2009, the contingent conversion thresholds on each of our convertible senior note issues were exceeded.  As a result, the notes (aggregate principal amount $356.5 million) are convertible at the option of the holder as of June 30, 2009 and, accordingly, have been classified as a current liability or as convertible debt in mezzanine on our Unaudited Consolidated Balance Sheet as of that date.  We believe that worldwide recession has increased the likelihood that certain holders, such as investment funds seeking liquidity to fund investor withdrawals, will elect to convert our convertible senior notes prior to maturity. In the six months ended June 30, 2009, approximately $8.0 million aggregate principal amount of the 2.25% Notes, $16.0 million of the 2011 Notes and $12.5 million of the 2013 Notes were converted.  Based on conversion notices received through August 7, 2009, notes with an aggregate principal amount of $43.5 million will be converted during the three months ending September 30, 2009.  If holders elect to convert, we are required to settle the principal amount of the notes in cash and intend to satisfy any conversion premium in shares of common stock.  We would likely fund the repayment of the principal amount with existing cash, cash equivalents and short-term investments (totaling approximately $589.6 million at June 30, 2009) and borrowings under our revolving credit facility.

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

The revolving credit facility provides for the issuance of up to $50.0 million of letters of credit as well as borrowings on same-day notice, referred to as swingline loans, which are available in U.S. Dollars, Euros, British Pounds Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility will be used for working capital and general corporate purposes.  As of June 30, 2009, there were no borrowings outstanding under the facility and we have issued approximately $2.3 million of letters of credit under the revolving credit facility.

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

Off-Balance Sheet Arrangements

As of June 30, 2009, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

The worldwide recession is negatively affecting the broad travel market and, as a result, our business.  For example, hotels worldwide have continued to report significant decreases in occupancy rates and average daily rates (“ADRs”).  We believe that, to date, the positive trends impacting our domestic and international business largely overshadowed these negative influences.  The worldwide recession has weakened the fundamental demand for our services and could also cause an increase in the number of customers who cancel existing travel reservations with us.

Booking.com currently distributes hotel room reservations primarily through a retail agency model whereby we earn a commission from the hotel property when the customer checks out of the hotel.  This requires us to pursue collection of commissions relating to hotel room reservations from the hotel after the customer has completed his or her stay.  As a result of the worldwide recession, we have experienced an increase in delinquency rates, negatively impacting our business.  Bankruptcies or insolvencies of hotel suppliers could also have an adverse impact on our business, results of operations and financial condition.

We believe the worldwide recession and these weakening travel market trends, including, without limitation, decreased consumer demand, further deterioration in ADRs and increases in cancellations, had a negative impact on our business, particularly in Europe and Asia, and will continue to have a negative impact in the near term.  We cannot predict the magnitude or duration of this worldwide recession, but our current limited visibility does not suggest any meaningful near-term improvement.  In addition, the worldwide recession has dramatically restricted the willingness and ability of financial institutions to extend credit.  If we are not able to gain access to funds at an acceptable cost through the credit market, we may be limited, or unable, to pursue certain strategic alternatives such as acquisitions and share repurchases.

Our international operations face risks related to their growth rate and expansion.

Throughout 2006, 2007 and 2008, our international operations experienced significant year-over-year growth in their gross bookings (an operating and statistical metric referring to the total dollar value, inclusive of all taxes and fees, of all travel services purchased by our customers).  This growth rate has contributed significantly to our growth in revenue, gross profit and earnings per share.  Over time, we expect our international operations to experience a decline in their growth rate as the absolute level of their gross bookings grows larger.  We expect other factors to slow the growth rates of our international business, including, for example, the impact of the worldwide recession, the recent strengthening of the U.S. Dollar versus the Euro, further declines in hotel ADRs, further increases in cancellations, travel market conditions and the competitiveness of the market.  A decline in our international operations’ growth rate could have a negative impact on our future revenue and earnings per share growth rates and, as a consequence, our stock price.

The strategy of our international operations involves rapid expansion into countries in Europe, including eastern Europe, Asia, North America and South America and elsewhere, many of which have different customs, different levels of customer acceptance of the Internet and different legislation, regulatory environments, tax schemes and levels of political stability.  In addition, compliance with foreign legal, regulatory or tax requirements will place demands on our time and resources, and we may nonetheless experience unforeseen and potentially adverse legal, regulatory or tax consequences.  If our international operations are unsuccessful in rapidly expanding into other countries, our business, results of operations and financial condition would be adversely affected.

We are dependent on the leisure travel industry and certain travel suppliers.

Our financial prospects are significantly dependent upon our sale of leisure travel services.  Leisure travel, including the sale of hotel room reservations and leisure airline tickets, is dependent on personal discretionary spending levels. As a result, sales of leisure travel services tend to decline during general economic downturns and recessions.  Accordingly, the current worldwide recession has led to a weakening in the fundamental demand for our services and an increase in the number of customers who cancel existing travel reservations with us.  In addition, unforeseen events beyond our control, such as terrorist attacks, travel related health concerns including pandemics and epidemics such as H1N1 influenza (swine flu), avian bird flu and SARS, political instability, regional hostilities, increases in fuel prices, imposition of taxes or surcharges by regulatory authorities, travel related accidents and unusual weather patterns, including natural disasters such as hurricanes, tsunamis or earthquakes, also may adversely affect the leisure travel industry and our business and results of operations.  For example, recent civil unrest in Thailand, a key market for our Agoda business, has negatively impacted booking volumes and future civil or political unrest would further disrupt Agoda’s business.  Further, work stoppages or labor unrest at any of the major airlines could materially adversely affect the airline industry and, as a consequence, have a material adverse effect on our business, results of operations and financial condition.

During the three months ended June 30, 2009, Name Your Own Price® hotel room night reservations from our five largest hotel suppliers accounted for approximately 69.2% of total Name Your Own Price® hotel room night reservations, and sales of airline tickets from our five largest and two largest airline suppliers accounted for approximately 76.1% and 34.8% of total airline tickets sold, respectively. As a result, we are currently substantially dependent upon the continued participation of these suppliers in our system in order to maintain and continue to grow our total gross profit.

Our arrangements with the hotel, airline and rental car suppliers that participate in our system — either Name Your Own Price® or price-disclosed service — generally do not require them to provide any specific quantity of hotel room reservations, airline tickets or rental cars, or to make rooms, tickets or cars available for any particular route, in any geographic area or at any particular price.  During the course of our business, we are in continuous dialogue with our major suppliers about the nature and extent of their participation in our system. The significant reduction on the part of any of our major suppliers of their participation in our system for a sustained period of time or their complete withdrawal could have a material adverse effect on our business, results of operations and financial condition.

The hotel industry has recently experienced a significant decrease in occupancy rates, and we have experienced slowing demand growth, an increase in reservation cancellation rates and declining ADRs — trends which have continued to deteriorate and for which we do not anticipate any near-term improvement.  While lower occupancy rates have historically resulted in hotel suppliers increasing their distribution of hotel room reservations through third-party intermediaries such as us, our remuneration for hotel transactions changes proportionately with room price, and therefore, lower ADRs generally have a negative effect on our hotel business and a negative effect on our gross profit.

We believe the worldwide recession and lower ADRs are largely responsible for the increase in the number of hotel cancellations, particularly at our international operations.  Our international operations distribute hotel room reservations primarily through a retail agency model where reservations are generally cancellable, as opposed to merchant models operated by us (principally in the U.S.) and our competition and through which reservations are paid for in advance and therefore less likely to be cancelled.  As ADRs decline, customers who have existing reservations may cancel those reservations and rebook at a lower rate, and in times of economic stress, travelers are more likely to cancel their vacation plans outright.  While decreasing ADRs and a worldwide recession make it relatively more attractive for consumers to make a cancellable agency reservation than a pre-paid reservation, our agency business will likely have higher cancellation rates compared to companies who offer predominantly merchant model hotel room reservations.

In addition, certain hotels have begun initiatives to reduce margins received by third party intermediaries on retail merchant transactions, which is the primary method we employ to distribute retail hotel room reservations in the United States.  Many hotels distribute room reservations through their own websites and therefore might increase negotiated rates for merchant rate hotel room reservations sold through our merchant price-disclosed hotel service, decreasing the margin available to us.  While our merchant price-disclosed hotel agreements with our leading hotel suppliers provide for specified discounts, if one or more participating hotels were to require us to limit our merchant margins, upon contract renewal or otherwise, it could have a material adverse effect on our business, results of operations and financial condition.

With respect to our airline suppliers, the airline industry has experienced a shift in market share from full-service carriers to low-cost carriers that focus primarily on discount fares to leisure destinations and we expect this trend to continue.  Some low-cost carriers, such as Southwest, have not historically distributed their tickets through us or other third-party intermediaries.  In addition, certain airlines have significantly limited or eliminated sales of airline tickets through opaque channels, preferring to consistently show the lowest available price on their own website.  Certain airlines have also significantly reduced their domestic capacity, which reduces the number of airline tickets available to our customers.  Furthermore, we have recently observed a year-over-year decline in passenger traffic and airfares across the airline industry, which we believe is principally due to the worldwide recession and higher oil prices in 2008.  Decreases in capacity and lower traveler demand negatively impact our domestic air business, which in turn has negative repercussions on our domestic hotel and rental car businesses, and could have a material adverse effect on our business, results of operations and financial condition.  Decreased airfares can adversely impact our Name Your Own Price® airline ticket sales by reducing the amount of absolute dollar savings as compared to retail airline tickets.

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

In addition, in the event that one of our major suppliers voluntarily or involuntarily declares bankruptcy and is subsequently unable to successfully emerge from bankruptcy, and we are unable to replace such supplier, our business would be adversely affected.  For example, in April 2008, Aloha Airlines and ATA Airlines each ceased operations and we experienced an increase in credit card chargebacks from customers with tickets on those airlines.  To the extent major U.S. airlines that participate in our system declare bankruptcy or cease operations, they may be unable or unwilling to honor tickets sold for their flights.  Our policy in such event is to direct customers seeking a refund or exchange to the airline, and not to provide a remedy ourselves. Because we are the merchant-of-record on sales of Name Your Own Price® airline tickets to our customers, however, we could experience a significant increase in demands for refunds or credit card chargebacks from customers, which could materially adversely affect our operations and financial results. In addition, because Name Your Own Price® customers do not choose their airlines, hotels or rental car companies, the bankruptcy of a major airline, hotel or rental car company, or even the possibility of such a bankruptcy, could discourage customers from using our Name Your Own Price® system to book travel.

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

United Airlines recently began requiring certain travel agents to cease using United’s merchant processing system for retail credit card transactions.  When accepting credit cards for payment, such agents will have to use their own merchant accounts and settle with United with cash.  By requiring such agents to act as merchant of record, United passes the credit card processing costs onto the travel agent.  United has not informed us that we must cease using United’s merchant processing system for credit card transactions, however, if United or another airline changes its policy with respect to us and requires us to act as merchant of record for retail airline ticket transactions, we will incur additional credit card processing costs and increased chargeback activity and expense, including chargeback expense in connection with the bankruptcy of any such airline.

If one of our major rental car suppliers merges or consolidates with, or is acquired by, another company that either does not participate in the priceline.com system or that participates on substantially lower levels, the surviving company may elect not to participate in our system or to participate at lower levels than the previous supplier.  The loss of any rental car supplier participant in our Name Your Own Price® system could result in other rental car suppliers electing to terminate or reduce their participation in the Name Your Own Price® system, which would negatively impact our business, results of operations and financial condition.  Furthermore, many major rental car companies are highly leveraged and the worldwide recession creates the potential for severe financial difficulty, including without limitation, the inability of a rental car company to refinance its debt, restructure its operations or emerge from a bankruptcy, any of which could lead to a reduction in rental car supply made available to us.  In addition, fewer independent suppliers reduces opacity and competition among suppliers.  In such event, if we are unable to divert sales to other suppliers, our business, results of operations and financial condition may be adversely affected.

In addition, recent decreases in rental car fleets have led to increases in retail rental car rates.   Higher retail rental car rates can negatively impact our retail rental car service, while decreases in rental car availability can negatively impact our Name Your Own Price® rental car service. Furthermore, if the industry is faced with a shortage of vehicles, rental car companies may reduce the number of car reservations they distribute through our service or increase the negotiated rates at which they are willing to provide car reservations.  In addition, rental car companies rely on auto manufacturers to provide new vehicles for their fleet.  Rental car companies have also historically relied on auto manufacturers and the wholesale used car market to dispose of their fleets of cars.  The worldwide recession has led to questions about the long term viability of the major U.S. auto manufacturers and is partially responsible for a change in the arrangements between rental car companies and automobile manufacturers.  Where manufacturers have historically supplied cars to rental car companies under a lease or another arrangement whereby the manufacturer would buy the car back when it is taken out of the fleet, manufacturers have begun to require the rental car companies purchase the cars for their fleets, which shifts the burden of risk of selling the car to the rental car company.  Tight credit markets negatively affect the used car market, making it difficult for auto manufacturers and rental car suppliers to dispose of their fleets.  If the rental car industry is faced with excess supply, rental car companies may lower retail rental car rates, which could be beneficial to our retail rental car business, but detrimental to our Name Your Own Price® business.  Because rental car days are typically less expensive than airline tickets or hotel room night reservations, a reduction in retail rental car rates has a disproportionately adverse effect on sales of Name Your Own Price® rental car days since customers may be less likely to accept the trade-offs associated with that service.  Any disruption in the supply of vehicles or the ability to dispose of vehicles by car rental companies could impact their ability to match their fleet supply with demand, which could adversely impact our business.

We are exposed to fluctuations in currency exchange rates.

As a result of the growth of our international operations, we are conducting a significant portion of our business outside the United States and are reporting our results in U.S. Dollars.  As a result, we face exposure to adverse movements in currency exchange rates as the financial results of our international operations are translated from local currency (principally the Euro and the British Pound Sterling) into U.S. Dollars upon consolidation.  For example, our international operations contributed approximately $197.6 million and $312.2 million to our revenues for the three and six months ended June 30, 2009, which compares to $164.5 million and $268.7 million for the same periods in 2008, respectively.  Revenue attributable to our international operations increased, on a local currency basis, by approximately 38% and 35% in the three and six months ended June 30, 2009, respectively compared to the same periods in 2008.

The U.S. Dollar generally weakened from when we acquired Booking.com B.V. in July 2005, until mid-2008, and as a result, the year-over-year growth rates in our international results, when reported in U.S. Dollars, were positively impacted by changes in foreign exchange rates during that period.  Since mid-2008, the U.S. Dollar has strengthened against the Euro and the British Pound Sterling, which caused a decrease in our net assets, revenues, operating expenses and it has become increasingly difficult for us to grow our gross bookings, revenues and earnings on a U.S. Dollar denominated basis.  If the U.S. Dollar weakens against the local currency, the translation of our foreign-currency-denominated balances will result in increased net assets, gross bookings, revenues, operating expenses, and net income.

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

Certain of our major competitors have matched our elimination and/or reduction of processing fees associated with some of our travel services.  In June 2007, we eliminated processing fees for our price-disclosed airline ticket service, and in April 2008, we reduced processing fees for our domestic price-disclosed merchant hotel room service.  As a result, since those dates, we have had a pricing advantage against other major online travel agents with respect to these travel services.  Starting in March 2009, Expedia launched a promotion temporarily suspending air booking fees for bookings made through May 31, 2009, and later made such suspension permanent.  Later in March 2009, Travelocity matched the Expedia promotion and in April 2009, Orbitz followed.  As a result, we no longer have the price advantage that we have had against our major competitors on price-disclosed airline tickets since June 2007.  Similarly, in April 2009, each of Expedia and Orbitz temporarily reduced booking fees on hotel room reservations, and later made such reduction permanent, and we therefore no longer have a price advantage over those companies on price-disclosed merchant hotel room reservations.  In addition, in May 2009, Orbitz announced that a price guarantee program under which a customer who books a prepaid hotel stay will receive money back from Orbitz if another Orbitz customer books the exact same stay in terms of room type, travel dates and number of travelers.

In addition, in March 2009, Travelocity launched an opaque price-disclosed hotel booking service that allows customers to book rooms at a discount because, similar to our Name Your Own Price® hotel booking service, the name of the hotel is not disclosed until after purchase.  At this point, the number of hotels available through Travelocity’s opaque hotel service is limited.  However, Travelocity has experience with offering opaque price-disclosed hotel room reservations in Europe through its site, lastminute.com, and it is likely that it will use such experience to grow the number of opaque hotel room reservations it makes available.  If Travelocity is successful in growing its opaque hotel service, our share of the discount hotel market in the U.S. could decrease.  In addition, we would have to compete with Travelocity for access to hotel room supply and there is no guarantee that we would be able to maintain successfully the access to opaque hotel supply which we currently have.  If Travelocity’s opaque hotel service is successful, it may try to offer opaque airline tickets and/or rental cars, each of which would expose us to similar risks as the opaque hotel service.

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

A number of jurisdictions have initiated lawsuits against on-line travel companies, including us, related to, among other things, the payment of hotel occupancy and other taxes (i.e., state and local sales tax).  In addition, a number of municipalities have initiated audit proceedings, issued proposed tax assessments or started inquiries relating to the payment of hotel occupancy and other taxes.  Please see Note 13 to our Unaudited Consolidated Financial Statements for a description of these pending cases and proceedings.  Additional state and local jurisdictions are likely to assert that we are subject to, among other things, hotel occupancy and other taxes (i.e., state and local sales tax) and could seek to collect such taxes, either retroactively or prospectively, or both.

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

Litigation is subject to uncertainty and there could be adverse developments in these pending or future cases and proceedings.  An unfavorable outcome or settlement of pending litigation could encourage the commencement of additional litigation, audit proceedings or other regulatory inquiries.  In addition, an unfavorable outcome or settlement of these actions or proceedings could result in substantial liabilities for past and/or future bookings, including penalties, interest, costs and/or attorney fees.  There have been, and will continue to be, substantial ongoing costs, which may include “pay to play” payments, associated with defending our position in pending and any future cases or proceedings. An adverse outcome in one or more of these unresolved proceedings could have a material adverse effect on our business and results of operations and could be material to our earnings or cash flows in any given operating period.

To the extent that any tax authority succeeds in asserting that we have a tax collection responsibility, or we determine that we have one, with respect to future transactions, we may collect any such additional tax obligation from our customers, which would have the effect of increasing the cost of hotel room reservations to our customers and, consequently, could make our hotel service less competitive (i.e., versus the websites of other online travel companies or hotel company websites) and reduce hotel reservation transactions; alternatively, we could choose to reduce the compensation for our services on “merchant” hotel transactions.  Either step could have a material adverse effect on our business and results of operations.

We will continue to assess the risks of the potential financial impact of additional tax exposure, and to the extent appropriate, we will reserve for those estimates of liabilities.

The worldwide recession increases the likelihood that holders of our convertible senior notes will elect to convert their notes prior to maturity.

In the past several quarters, the world financial markets — and in particular the world debt markets — have experienced major disruptions, causing investors to liquidate investment holdings in favor of the relative safety of cash and/or government backed securities.  The holders of our convertible senior notes are primarily hedge funds whose investment pools are subject to such investor demands for liquidity.  Given the worldwide recession, significant investor redemptions and withdrawals from hedge funds by their underlying investors have occurred and may continue to occur.  Accordingly, a potentially significant number of hedge funds that hold our convertible senior notes could be forced to convert their notes prior to maturity in order to meet these investor demands.  For example, during the period January 1, 2009 through August 7, 2009, we received conversion notices for approximately $80.0 million of our convertible senior notes. Any such conversion activity exposes us to several potential risks, including without limitation:

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

•                  In certain circumstances, our Conversion Spread Hedges could be ineffective.  In connection with the issuance in a private placement of $172.5 million aggregate principal amount of Convertible Senior Notes due September 30, 2011, with an interest rate of 0.50% (the “2011 Notes”), and $172.5 million aggregate principal amount of Convertible Senior Notes due September 30, 2013, with an interest rate of 0.75% (the “2013 Notes”), we purchased certain Conversion Spread Hedges that entitle us to purchase from Goldman Sachs and Merrill Lynch approximately 8.5 million shares of our common stock (the number of shares underlying the 2011 Notes and the 2013 Notes) at a strike price of $40.38 per share (subject to adjustment in certain circumstances) in 2011 and 2013, and the hedging counterparties are entitled to purchase from us approximately 8.5 million shares of our common stock at a strike price of $50.47 per share (subject to adjustment in certain circumstances) in 2011 and 2013.  We purchased the Conversion Spread Hedges in order to increase the effective conversion price of the 2011 Notes and the 2013 Notes to $50.47 per share from the stated conversion price of $40.38 per share, thereby reducing the potential dilution upon the expected conversion of the 2011 Notes and the 2013 Notes at their maturity dates.   The Conversion Spread Hedges do not immediately hedge against the associated dilution from conversions of our notes prior to their stated maturities.  Therefore, upon conversion of the 2011 Notes or the 2013 Notes, we have delivered or will be obligated to immediately deliver any related conversion premium in shares of our common stock or a combination of cash and shares.  However, our hedging counterparties will not be obligated to deliver us shares or cash that would offset the dilution associated with the early conversion activity until 2011 and 2013.  Because of this potential timing difference, the number of shares, if any, that we receive from our Conversion Spread Hedge could differ materially from the number of shares, if any, that we are required to deliver to holders of our notes upon their early conversion.  This potential difference in timing potentially makes the hedges ineffective, which could negatively impact our future diluted shares outstanding and diluted earnings per share.

•                  Early conversions of our convertible senior notes could result in gains or losses on debt extinguishment and would subject us to accelerated recognition of debt issuance expense.  We adopted FSP APB 14-1 effective January 1, 2009.  The FSP requires us to record a non-cash gain or loss if our convertible debt is converted prior to maturity and the fair value of the debt is different than its carrying value.   In addition, in connection with the issuance of our convertible senior notes, we incurred certain debt issuance costs that we carry on our balance sheet as “Other Assets.”  The current unamortized value of our debt issuance costs is $2.9 million.  These debt issuance costs are amortized over the period beginning with the date on which the notes were issued and ending on their stated maturity date or the first stated put date, if applicable.   However, in the event that some or all of our

convertible senior notes are converted prior to their expected maturity date, we will be required to accelerate the expense of some or all of the carrying value of our debt issuance costs.  As a result, we would experience a significant increase in our interest expense for the period in which the acceleration occurs.  While such an expense would be non-cash in nature and would generally not be recurring, it could have a negative impact on our earnings for the period in which we recognize such an expense.

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

In addition, our international operations rely on various third party distribution channels (i.e., affiliates) to distribute hotel room reservations.  Should one or more of such third parties cease distribution of our international operations’ reservations, or suffer deterioration in its search engine ranking, due to changes in search engine algorithms or otherwise, the business of our international operations could be negatively affected.

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

We cannot guarantee that our existing security measures will prevent security breaches or attacks. A party (whether internal, external, an affiliate or unrelated third party) that is able to circumvent our security systems could steal customer information or transaction data, proprietary information or cause significant interruptions in our operations. For instance, from time to time, we have experienced “denial-of-service” type attacks on our system that have made portions of our websites slow or unavailable for periods of time.  We may need to expend significant resources to protect against security breaches or to address problems caused by breaches, and reductions in website availability and response time could cause loss of substantial business volumes during the occurrence of any such incident.  These issues are likely to become more difficult as we expand the number of places where we operate and as the tools and techniques used in such attacks become more advanced.  Security breaches could result in negative publicity, damage our reputation, expose us to risk of loss or litigation and possible liability and subject us to regulatory penalties and sanctions. Security breaches could also cause customers and potential customers to lose confidence in our security, which would have a negative effect on the value of our brand.  Our insurance policies carry low coverage limits, and would likely not be adequate to reimburse us for losses caused by security breaches.

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

We also face risks associated with security breaches affecting third parties conducting business over the Internet. Consumers generally are concerned with security and privacy on the Internet, and any publicized security problems could inhibit the growth of the Internet and, therefore, the priceline.com service as a means of conducting commercial transactions.  Additionally, security breaches at third parties such as supplier or distributor systems upon which we rely could result in negative publicity, damage our reputation, expose us to risk of loss or litigation and possible liability and subject us to regulatory penalties and sanctions.  Some of our business is conducted with third party marketing affiliates, which may generate travel reservations through our infrastructure or through other systems.  A security breach at such a third party could be perceived by consumers as a security breach of our systems and could result in negative publicity, damage our reputation, expose us to risk of loss or litigation and possible liability and subject us to regulatory penalties and sanctions. In addition, such third parties may not comply with applicable disclosure requirements, which could expose us to liability.

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

In addition, competition for well-qualified employees in all aspects of our business, including software engineers and other technology professionals, is intense both in the U.S. and abroad.  With the recent success of our international business and the increased profile of the Booking.com business and brand, competitors have increased their efforts to hire our international employees.  Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate existing employees.  If we do not succeed in attracting well-

qualified employees or retaining and motivating existing employees, our business would be adversely affected. We do not maintain any key person life insurance policies.

Our expansion places a significant strain on our management, technical, operational and financial resources.

We have rapidly and significantly expanded our international operations and anticipate expanding further to pursue growth of our service offerings and customer base. For example, the number of our employees worldwide has grown from less than 700 in the first quarter of 2007, to approximately 1,925 as of June 30, 2009, which growth is almost entirely comprised of hires by our international operations.  Such expansion increases the complexity of our business and places a significant strain on our management, operations, technical performance, financial resources and internal financial control and reporting functions.

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

We are party to derivative instruments to hedge our exposure to foreign currency exchange rate fluctuation, as well as potential dilution upon conversion of our convertible senior notes.  As of June 30, 2009, we are party to foreign currency contracts with a notional value of 20.0 million Euros and 5.0 million British Pounds Sterling.  The counterparties to these contracts are JPMorganChase and Morgan Stanley.  On the maturity dates of these contracts, the counterparties are potentially obligated to pay us the net settlement value.  The counterparties to our Conversion Spread Hedges are Goldman Sachs and Merrill Lynch.  Under the Conversion Spread Hedges, we are entitled to purchase from the counterparties approximately 8.5 million shares of our common stock (the number of shares underlying the 2011 Notes and the 2013 Notes) at a strike price of $40.38 per share (subject to adjustment in certain circumstances) and the counterparties are entitled to purchase from us approximately 8.5 million shares of our common stock at a strike price of $50.47 per share (subject to adjustment in certain circumstances).  The Conversion Spread Hedges increase the effective conversion price of the 2011 Notes and the 2013 Notes to $50.47 per share from our perspective and are designed to reduce the potential dilution upon conversion of the 2011 Notes and the 2013 Notes. If the market value per share of our common stock at maturity is above $40.38, the Conversion Spread Hedge will entitle us to receive from the counterparties net shares of our common stock based on the excess of the then current market price of our common stock over the strike price of the hedge (up to $50.47).  If any of the counterparties to these derivative instruments were to liquidate, declare bankruptcy or otherwise cease operations, it may not satisfy its obligations under these derivative instruments.  In such event, our fully diluted share count would be increased, which would negatively impact our fully diluted earnings per share.

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

We may experience similar risks in connection with any future acquisitions. We may not be successful in addressing these risks or any other problems encountered in connection with the acquisitions of Booking.com B.V., Booking.com Limited or Agoda, or that we could encounter in future acquisitions, which would harm our business or cause us to fail to realize the anticipated benefits of our acquisitions.  As of June 30, 2009, we had approximately $491.8 million assigned primarily to the intangible assets and goodwill of Booking.com B.V., Booking.com Limited and Agoda, and therefore, the occurrence of any of the risks identified above could result in a material adverse impact, including an impairment of these assets, which could cause us to have to record a charge for impairment.  Any such charge could adversely impact our operating results, which would likely cause our stock price to decline significantly.

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

Our convertible senior notes are convertible into shares of our common stock if certain specified conditions are met.  All of our convertible notes are currently convertible.  Upon conversion, the holder will receive cash for the principal amount of the note and cash or shares of our common stock or a combination of cash and shares of our common stock for the conversion value in excess of such principal amount.  If our stock trades above the conversion prices of the outstanding convertible notes, our diluted share count will increase by the net number of shares that would become issuable to the holders of our outstanding convertible notes and, as a consequence, have a dilutive impact on net income per share.  As an example, at stock prices of $80 per share, $100 per share, $120 per share and $175 per share, common equivalent shares would include approximately 4.5 million, 5.4 million, 6.0 million and 6.9 million equivalent shares, respectively, related to the remaining outstanding convertible notes (excluding the offsetting impact of the Conversion Spread Hedges described in Note 10 to our Unaudited Consolidated Financial Statements).  The Conversion Spread Hedges increase the effective conversion price of the 2011 Notes and the 2013 Notes from $40.38 to $50.47 per share, and reduce the dilution upon conversion of the 2011 Notes and the 2013 Notes.  Since the impact of the Conversion Spread Hedges is anti-dilutive it is excluded from the calculation of net income per share under GAAP until they are exercised upon maturity.

We will be subject to increased income taxes in the event that our foreign cash balances are remitted to the United States.

As of June 30, 2009, we held approximately $264.2 million of cash and short-term liquid investments outside of the United States.  To date, we have used our foreign cash to reinvest in our foreign operations.  It is our current expectation to continue to seek ways to make further investments in our foreign operations with our foreign cash.  If our foreign cash balances continue to grow and our ability to reinvest those balances diminishes, it will become increasingly likely that we will repatriate some of our foreign cash balances to the United States.  In such event, we would likely be subject to additional income tax expenses in the United States with respect to our unremitted foreign earnings.  We would not incur an increase in cash income taxes payable unless we repatriate the cash and no longer have net operating loss carryforwards available to offset the taxable income.

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

The unit profitability of our business has declined and could continue to decline, as we may be subject to, among other things, competitive pressure and loss or reduction of global distribution system fees.

In recent years, the amount of profit we make per airline ticket sold has declined and could continue to decline as we, among other things, experience pressure from suppliers to reduce our profit, strive to remain competitive with other online travel agencies and continue to be subject to reduction of global distribution system, or GDS, fees paid to us.  Historically, we have relied on fees paid to us by GDSs for travel bookings made through GDSs for a portion of our gross profit and a substantial portion of our operating income. We rebate certain GDS costs to certain suppliers (e.g., airlines, hotels, etc.) in exchange for contractual considerations such as those relating to pricing and availability, and expect to continue to do so in the future.  Suppliers put pressure on us to reduce our aggregate compensation and book through lower cost channels to receive full content and avoid penalties.  We have agreements with a number of suppliers to obtain access to content, and are in continuing discussions with others to obtain similar access.  If we were denied access to full content or had to impose service fees on our services, it could have a material adverse effect on our business, results of operations and financial condition.

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

Our business is exposed to risks associated with credit card fraud and chargebacks.

Our results have been negatively impacted by purchases made using fraudulent credit cards. Because we act as the merchant-of-record in a majority of our domestic transactions as well as those of Agoda, we may be held liable for accepting fraudulent credit cards on our websites as well as other payment disputes with our customers. Additionally, we are held liable for accepting fraudulent credit cards in certain retail transactions when we do not act as merchant of record.  Accordingly, we calculate and record an allowance for the resulting credit card chargebacks.  If we are unable to combat the use of fraudulent credit cards on our websites, our business, results of operations and financial condition could be materially adversely affected.

In addition, in the event that one of our major suppliers voluntarily or involuntarily declares bankruptcy, we could experience an increase in credit card chargebacks from customers with travel reservations with such supplier.  For example, airlines that participate in our system and declare bankruptcy or cease operations may be unable or unwilling to honor tickets sold for their flights.  Our policy in such event is to direct customers seeking a refund or exchange to the airline, and not to provide a remedy ourselves. Because we are the merchant-of-record on sales of Name Your Own Price® airline tickets to our customers, however, we could experience a significant increase in demands for refunds or credit card chargebacks from customers, which could materially adversely affect our operations and financial results.  For example, in April 2008, Aloha Airlines and ATA Airlines each ceased operations and we experienced an increase in credit card chargebacks from customers with tickets on those airlines.

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

We did not experience any material changes in interest rate exposures during the three months ended June 30, 2009.  Based upon economic conditions and leading market indicators at June 30, 2009, we do not foresee a significant adverse change in interest rates in the near future.

As of June 30, 2009, the carrying value of our debt is approximately $356.5 million.  We estimate that the market value of such debt was approximately $1.0 billion as of June 30, 2009.  Substantially all of the market value of our debt in excess of the carrying value is related to the conversion premium on the bonds.

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

From time to time, we enter into foreign exchange derivative contracts to minimize the impact of short-term foreign currency fluctuations on our consolidated operating results.  As of June 30, 2009, derivatives not designated as hedging instruments with a notional value of 20.0 million Euros and 5.0 million British Pounds Sterling were outstanding.  As of December 31, 2008, derivatives with a notional value of 25.0 million Euros were outstanding.   Subsequent to June 30, 2009, we entered into additional derivatives with a notional value of 40.0 million Euros and 5.0 million British Pounds Sterling.  Foreign exchange losses of $2.6 million and $0.1 million for the three months ended June 30, 2009 and 2008, respectively, were recorded in “Foreign currency transactions and other,” and related to foreign exchange derivative contracts.   In May 2009, we entered into a forward currency contract for 36.7 million Euros to hedge a portion of our net investment in a foreign subsidiary against adverse change in exchange rates.  Mark-to-market adjustments are recorded as currency translation adjustments.  This contract is scheduled to mature in November 2009.

Additionally, fixed rate investments are subject to unrealized gains and losses due to interest rate volatility.  To the extent that changes in interest rates and currency exchange rates affect general economic conditions, priceline.com would also be affected by such changes.

Item 4.    Controls and Procedures

Prior to filing this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2009, our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic SEC reports.

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

In March 2008, the Company initiated the implementation of an enterprise resource planning (“ERP”) system for its domestic operations. The implementation is expected to be completed over the next year and involves changes in systems that include internal controls.  We expect to review each system as it is being implemented and the controls affected by the implementation of the new systems, and are making appropriate changes to affected internal controls as we implement the new systems.  ERP systems are large and complex, however, and the possibility exists that our migration to the new ERP system could adversely affect the Company’s internal controls over financial reporting and procedures.

There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

A description of material legal proceedings to which we are a party is contained in Note 13 to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the three months ended June 30, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information relating to repurchases of our equity securities during the three months ended June 30, 2009:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2009 – April 30, 2009	—		—	—	$44,866,000	(1)
					$20,447,000	(2)
May 1, 2009 – May 31, 2009	865	(3)	$102.34	—	$44,866,000	(1)
					$20,447,000	(2)
June 1, 2009 – June 30, 2009	370	(3)	$116.37	—	$44,866,000	(1)
					$20,447,000	(2)
Total	1,235	(3)	$106.54	—	$65,313,000

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

Item 4.  Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on June 3, 2009. Listed below are descriptions of the matters voted on and the results of such meeting.

	Number of Shares
	For	Withheld
1. Election of Directors

Jeffery H. Boyd	33,348,998	1,280,598
Ralph M. Bahna	38,249,191	1,380,405
Howard W. Barker, Jr.	39,144,032	485,564
Jan L. Docter	37,796,588	1,833,008
Jeffrey E. Epstein	38,604,083	1,025,513
James M. Guyette	39,098,961	530,635
Nancy B. Peretsman	38,313,572	1,316,024
Craig W. Rydin	39,143,523	486,073

	For	Against	Abstaining
2. Ratification of selection of Deloitte & Touche LLP as independent registered public accounting firm, for fiscal year ending December 31, 2009	39,286,909	332,925	9,762

	For	Against	Abstaining	Broker Non–votes
3. Approval of Company proposal concerning amendment to the Company’s certificate of incorporation regarding right of stockholders representing 25% of the Company’s outstanding shares of common stock to call special stockholder meetings	24,046,956	9,612,735	68,775	5,901,130

	For	Against	Abstaining	Broker Non–votes
4. Approval of stockholder proposal concerning special stockholder meetings	13,191,692	18,835,333	1,701,441	5,901,130

Item 6.  Exhibits

Exhibit Number	Description

3.1(a)	Amended and Restated Certificate of Incorporation.
3.2(a)	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated June 13, 2003.
3.3(b)	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated June 3, 2009.
3.4	Amended and Restated Bylaws.
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes—Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes—Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.

(a)                      Previously filed as an exhibit to the Form S-3 (Registration Statement No. 333-190029) filed in connection with priceline.com’s registration of 1.00% Convertible Senior Notes due 2010 and Shares of Common Stock Issuable Upon Conversion of the Notes.

(b)                     Previously filed as an exhibit to the Form 8-K filed on June 5, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICELINE.COM INCORPORATED
(Registrant)

Date: August 10, 2009	By:	/s/ Daniel J. Finnegan
		Name:	Daniel J. Finnegan
		Title:	Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)

Exhibit Index

Exhibit Number	Description

3.1(a)	Amended and Restated Certificate of Incorporation.
3.2(a)	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated June 13, 2003.
3.3(b)	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated June 3, 2009.
3.4	Amended and Restated Bylaws.
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)                      Previously filed as an exhibit to the Form S-3 (Registration Statement No. 333-190029) filed in connection with priceline.com’s registration of 1.00% Convertible Senior Notes due 2010 and Shares of Common Stock Issuable Upon Conversion of the Notes.

(b)                     Previously filed as an exhibit to the Form 8-K filed on June 5, 2009.