Form 10-Q
period 2009-09-30
PRICELINE COM INC
filed 2009-11-09
CIK 1075531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐  NO ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐  No ☒

Number of shares of Common Stock outstanding at November 2, 2009:

Common Stock, par value $0.008 per share	43,950,922
(Class)	(Number of Shares)

priceline.com Incorporated

Form 10-Q

For the Three Months Ended September 30, 2009

PART I – FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements

priceline.com Incorporated

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2009	December 31, 2008 As Adjusted (See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$362,473	$364,550
Restricted cash	1,321	2,528
Short-term investments	356,793	98,888
Accounts receivable, net of allowance for doubtful accounts of $7,792 and $8,429, respectively	169,864	92,328
Prepaid expenses and other current assets	19,236	23,463
Deferred income taxes	40,671	12,142
Total current assets	950,358	593,899

Property and equipment, net	29,339	29,404
Intangible assets, net	179,794	193,231
Goodwill	349,981	326,863
Deferred income taxes	282,606	153,955
Other assets	4,958	15,069
Total assets	$1,797,036	$1,312,421

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62,995	$46,290
Accrued expenses and other current liabilities	143,463	77,713
Deferred merchant bookings	50,405	29,664
Convertible debt (see Note 8)	220,725	317,910
Total current liabilities	477,588	471,577

Deferred income taxes	45,733	48,933
Other long-term liabilities	21,777	18,010
Total liabilities	545,098	538,520

Convertible debt (see Note 8)	50,213	75,075

Stockholders’ equity:
Common stock, $0.008 par value; authorized 1,000,000,000 shares, 50,656,947 and 47,664,766 shares issued, respectively	391	367
Treasury stock, 6,848,605 and 6,685,048 shares, respectively	(507,724)	(493,555)
Additional paid-in capital	2,237,372	2,176,556
Accumulated deficit	(533,128)	(944,145)
Accumulated other comprehensive income (loss)	4,814	(40,397)
Total stockholders’ equity	1,201,725	698,826

Total liabilities and stockholders’ equity	$1,797,036	$1,312,421

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008 As Adjusted (See Note 1)	2009	2008 As Adjusted (See Note 1)
Merchant revenues	$400,314	$323,957	$1,130,169	$949,345
Agency revenues	323,188	232,638	647,899	515,819
Other revenues	7,158	5,014	18,391	13,600
Total revenues	730,660	561,609	1,796,459	1,478,764
Cost of revenues	296,654	245,531	848,885	727,858
Gross profit	434,006	316,078	947,574	750,906

Operating expenses:
Advertising – Offline	8,474	8,293	30,293	30,252
Advertising – Online	115,103	84,291	273,327	214,952
Sales and marketing	24,473	21,452	63,583	57,715
Personnel, including stock-based compensation of $10,870, $10,055, $32,727 and $29,070, respectively	50,959	45,259	135,333	121,787
General and administrative	19,367	13,524	48,881	39,519
Information technology	4,777	4,402	14,002	13,688
Depreciation and amortization	10,098	10,935	29,182	32,352
Total operating expenses	233,251	188,156	594,601	510,265
Operating income	200,755	127,922	352,973	240,641

Other income (expense):
Interest income	471	3,061	1,695	10,138
Interest expense	(5,911)	(7,739)	(19,221)	(27,321)
Foreign currency transactions and other	(1,220)	3,587	(1,283)	(1,508)
Total other income (expense)	(6,660)	(1,091)	(18,809)	(18,691)

Earnings before income taxes and equity in income (loss) of investees	194,095	126,831	334,164	221,950
Income tax benefit (expense)	124,887	(40,445)	76,851	(70,209)
Equity in income (loss) of investees	—	(97)	2	(263)
Net income	318,982	86,289	411,017	151,478
Less: net income attributable to noncontrolling interests	—	1,803	—	3,378

Net income applicable to common stockholders	$318,982	$84,486	$411,017	$148,100
Net income applicable to common stockholders per basic common share	$7.49	$2.13	$9.84	$3.81

Weighted average number of basic common shares outstanding	42,569	39,715	41,750	38,905
Net income applicable to common stockholders per diluted common share	$6.42	$1.74	$8.42	$3.00

Weighted average number of diluted common shares outstanding	49,670	48,656	48,805	49,344

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(In thousands)

	Common Stock		Additional	Accumulated	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	Shares	Amount	Total

Balance, December 31, 2008 as adjusted	47,665	$367	$2,176,556	$(944,145)	$(40,397)	(6,685)	$(493,555)	$698,826

Net income	—	—	—	411,017	—	—	—	411,017

Unrealized loss on marketable securities	—	—	—	—	(51)	—	—	(51)

Currency translation adjustment	—	—	—	—	45,262	—	—	45,262

Comprehensive income	—	—	—	—	—	—	—	456,228

Restricted stock forfeitures	(2)	—	—	—	—	—	—	—

Exercise of stock options and vesting of stock-based awards	879	7	9,397	—	—	—	—	9,404

Repurchase of common stock	—	—	—	—	—	(164)	(14,169)	(14,169)

Stock-based compensation	—	—	32,727	—	—	—	—	32,727

Reclassification adjustment for convertible debt in mezzanine	—	—	14,752	—	—	—	—	14,752

Conversion of debt	2,115	17	2,360	—	—	—	—	2,377

Excess tax benefit on stock-based compensation	—	—	1,580	—	—	—	—	1,580

Balance, September 30, 2009	50,657	$391	$2,237,372	$(533,128)	$4,814	(6,849)	$(507,724)	$1,201,725

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2009	2008 As Adjusted (See Note 1)
OPERATING ACTIVITIES:
Net income	$411,017	$151,478
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,605	10,799
Amortization	18,577	21,825
Provision for uncollectible accounts, net	3,379	5,351
Reversal of valuation allowance on deferred tax assets	(181,874)	—
Other deferred income taxes	27,835	14,097
Stock-based compensation expense	32,727	29,070
Amortization of debt issuance costs	1,620	1,819
Amortization of debt discount	14,752	21,040
Gain on extinguishment of debt	(2,735)	(46)
Equity in (income) loss of investees	(2)	263
Loss on impairment of investment	—	843
Changes in assets and liabilities:
Accounts receivable	(73,932)	(80,960)
Prepaid expenses and other current assets	8,921	(2,662)
Accounts payable, accrued expenses and other current liabilities	89,827	58,518
Other	2,683	3,765
Net cash provided by operating activities	363,400	235,200
INVESTING ACTIVITIES:
Purchase of investments	(534,274)	(115,005)
Maturity of investments	294,618	185,226
Additions to property and equipment	(9,902)	(12,885)
Acquisitions and other equity investments, net of cash acquired	—	(593)
Proceeds from redemption of equity investment in pricelinemortgage.com	8,921	—
Change in restricted cash	1,234	(1,500)
Purchase of shares held by noncontrolling interests	—	(153,564)
Net cash used in investing activities	(239,403)	(98,321)
FINANCING ACTIVITIES:
Payments related to conversion of senior notes	(122,047)	(102,409)
Repurchase of common stock	(14,169)	(4,336)
Proceeds from exercise of stock options	9,404	4,475
Excess tax benefit from stock-based compensation	1,580	6,541
Net cash used in financing activities	(125,232)	(95,729)
Effect of exchange rate changes on cash and cash equivalents	(842)	(13,123)
Net increase (decrease) in cash and cash equivalents	(2,077)	28,027
Cash and cash equivalents, beginning of period	364,550	385,359
Cash and cash equivalents, end of period	$362,473	$413,386

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for income taxes	$60,155	$46,280

Cash paid during the period for interest	$4,242	$6,325

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

The Unaudited Consolidated Financial Statements include the accounts of the Company and its subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation. Investments in affiliates in which the Company does not have control, but has the ability to exercise significant influence, are accounted for by the equity method. The functional currency of the Company’s foreign subsidiaries is generally the respective local currency.  Assets and liabilities are translated into U.S. Dollars at the rate of exchange existing at the balance sheet date.  Income statement amounts are translated at the average exchange rates for the period.  Translation gains and losses are included as a component of “Accumulated other comprehensive income (loss)” in the accompanying Unaudited Consolidated Balance Sheets.  Foreign currency transaction gains and (losses) are included in the Unaudited Consolidated Statement of Operations, principally in “Foreign currency transactions and other.”

Revenues, expenses, assets and liabilities can vary during each quarter of the year.  Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

The Company concluded its review of subsequent events for the third quarter on November 9, 2009, the date when the financial statements were issued.

Recent Accounting Pronouncements: Accounting Standards Codification™

In June 2009, the FASB issued guidance on its Accounting Standards Codification™ (the “Codification”) and the hierarchy of U.S. GAAP.  Effective July 1, 2009, the FASB launched the Codification which became effective for all interim and annual periods ending after September 15, 2009.  Now effective, the Codification is the single official source of authoritative, nongovernmental U.S. GAAP and supersedes all previously issued non-SEC accounting and reporting standards.  The Codification as launched did not change U.S. GAAP but organized the accounting literature by topical areas in a user-friendly online research system.  The Codification also includes relevant SEC guidance organized using the same topical structure.  Specific changes that modify the Codification are communicated by the FASB by the issuance of an Accounting Standard Update (“ASU”).  During 2009, the FASB has issued several ASUs.  The ASUs mostly entail technical corrections to existing guidance or affect guidance to specialized industries or entities.  None of the ASUs issued to date have had an impact on the Company.

Recent Accounting Pronouncements: Noncontrolling Interests and Convertible Debt Settled in Cash

On January 1, 2009, the Company adopted a new accounting standard dealing with noncontrolling interests (previously referred to as minority interests) that changed the accounting and reporting for noncontrolling interests in the consolidated financial statements.   In connection with the Company’s acquisitions of Booking.com B.V. in July 2005 and Booking.com Limited in September 2004, key managers of these companies purchased shares of priceline.com International.  In addition, these key managers were granted restricted stock and restricted stock units in priceline.com International shares.  In September 2008, the Company repurchased all of the remaining outstanding shares underlying the noncontrolling interests so the adoption of this standard did not impact the Company’s Consolidated Balance Sheet as of December 31, 2008.  This standard is effective for the Company on a prospective basis, except for presentation and disclosure requirements that are applied retrospectively.  The impact on financial statement presentation for the Company is summarized in the tables below.

On January 1, 2009, the Company adopted a new accounting standard that impacts the accounting for convertible debt that may be settled in cash.  This new standard requires cash settled convertible debt, such as the Company’s convertible senior notes, to be separated into debt and equity components at issuance and a value assigned to each.  The value assigned to debt is the estimated fair value, as of the issuance date, of a similar bond without the conversion feature.  The difference between the bond cash proceeds and this fair value, representing the value assigned to the equity component, is recorded as a debt discount and amortized to interest expense over the life of the bond.  In addition, if the Company’s convertible debt is redeemed or converted prior to maturity and the fair value of the debt component immediately prior to extinguishment is different from the carrying value, a gain or loss on extinguishment is recognized.  This standard also requires that deferred financing costs be allocated between debt (amortized to interest expense using the effective interest method) and equity based on the allocations between debt and equity at debt issuance.  Although this standard has no impact on the Company’s actual past or future cash flows, it requires the Company to record a significant amount of non-cash interest expense as the debt discount is amortized. This standard requires retrospective application.  The impact on financial statement presentation for the Company is summarized in the tables below.  Refer to Note 8 for further information concerning the impact of this accounting standard on our convertible debt.

Adjustments Related to Retrospective Adoption of New Accounting Pronouncements — Certain prior year amounts in the Company’s Unaudited Consolidated Financial Statements have been adjusted to reflect the retrospective adoption of the two new accounting standards described above.    The impacts on the Unaudited Consolidated Balance Sheet as of December 31, 2008, the Unaudited Statement of Operations for the three and nine months ended September 30, 2008, and the Unaudited Statement of Cash Flows for the nine months ended September 30, 2008 are summarized below:

Unaudited Consolidated Balance Sheet as of December 31, 2008 (in thousands)

Financial statement line	As Reported	Adjustments Convertible Debt	Adjustments Noncontrolling Interests	As Adjusted
Deferred income taxes(1)	$42,082	$(29,940)	$—	$12,142
Total current assets	623,839	(29,940)	—	593,899
Other assets(2)	16,685	(1,616)	—	15,069
Total assets	1,343,977	(31,556)	—	1,312,421
Convertible debt(1)	392,985	(75,075)	—	317,910
Total current liabilities	546,652	(75,075)	—	471,577
Total liabilities	613,595	(75,075)	—	538,520
Convertible debt(3)	—	75,075	—	75,075
Additional paid in capital(3)	2,177,000	(444)	—	2,176,556
Accumulated deficit(4)	(913,033)	(31,112)	—	(944,145)
Total stockholders’ equity	730,382	(31,556)	—	698,826
Total liabilities and stockholders’ equity	1,343,977	(31,556)	—	1,312,421

(1)   This represents an outstanding principal amount of $393.0 million less unamortized debt discount of $75.1 million.  Deferred income taxes were restated to include a reduction in the amount of $29.9 million that represents the deferred tax effect of the aforementioned debt discount.

(2)   The decrease in other assets resulted from the allocation of $3.6 million of deferred financing costs to equity, partially offset by lower amortization expense of $1.3 million and the reversal of a portion of costs previously written off in 2008 of $0.6 million upon debt conversion.

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

(4)   The adoption resulted in an increase in non-cash interest expense of $26.1 million ($15.5 million net of tax), $28.2 million ($16.6 million net of tax) and $5.4 million ($3.2 million net of tax) for the years ended December 31, 2008, 2007 and 2006, respectively.  In addition, adoption resulted in an after-tax gain of $3.6 million for 2008 debt conversions and an after-tax reversal of $0.6 million for a portion of deferred financing costs originally written off in 2008 upon debt conversion.

Unaudited Consolidated Statement of Operations for the Three Months Ended September 30, 2008

(in thousands, except per share data)

Financial statement line	As Reported	Adjustments Convertible Debt	Adjustments Noncontrolling Interests	As Adjusted
Interest expense(1)	$(1,763)	$(5,976)	$—	$(7,739)
Total other income (expense) (2)	4,798	(5,889)	—	(1,091)
Income tax (expense) benefit	(42,852)	2,407	—	(40,445)
Equity in loss of investees and income attributable to minority interests(3)	(1,900)	—	1,803	(97)
Net income(1)(2)(3)	87,968	(3,482)	1,803	86,289
Net income attributable to noncontrolling interests(3)	—	—	1,803	1,803
Net income applicable to common stockholders of priceline.com Inc.	87,968	(3,482)	—	84,486
Net income applicable to common stockholders per basic common share	$2.22	$(0.09)	$—	$2.13
Net income applicable to common stockholders per diluted common share	$1.81	$(0.07)	$—	$1.74

(1)       Interest expense was $6.0 million higher due to amortization of debt discount of $6.1 million, partially offset by lower amortization of debt issuance costs of $0.1 million.  As a result, net income decreased by $3.5 million.

(2)       Includes a gain of $87 thousand on debt conversions recorded in “foreign currency transactions and other” on the Unaudited Consolidated Statement of Operations.

(3)       The adoption of the new standard related to noncontrolling interests resulted in a change in the presentation on the Unaudited Consolidated Statement of Operations.

Unaudited Consolidated Statement of Operations for the Nine Months Ended September 30, 2008

(in thousands, except per share data)

Financial statement line	As Reported	Adjustments Convertible Debt	Adjustments Noncontrolling Interests	As Adjusted
Interest expense(1)	$(6,787)	$(20,534)	$—	$(27,321)
Total other income (expense) (2)	1,799	(20,490)	—	(18,691)
Income tax (expense) benefit	(78,581)	8,372	—	(70,209)
Equity in loss of investees and income attributable to minority interests(3)	(3,641)	—	3,378	(263)
Net income(1)(2)(3)	160,218	(12,118)	3,378	151,478
Net income attributable to noncontrolling interests(3)	—	—	3,378	3,378
Net income applicable to common stockholders of priceline.com Inc.	160,218	(12,118)	—	148,100
Net income applicable to common stockholders per basic common share	$4.12	$(0.31)	$—	$3.81
Net income applicable to common stockholders per diluted common share	$3.25	$(0.25)	$—	$3.00

(1)   Interest expense was $20.5 million higher due to amortization of debt discount of $21.0 million, partially offset by lower amortization of debt issuance costs of $0.5 million.  As a result, net income decreased by $12.1 million.

(2)   Includes a net gain of $46 thousand on debt conversions recorded in “foreign currency transactions and other” on the Unaudited Consolidated Statement of Operations.

(3)   The adoption of the new standard related to noncontrolling interests resulted in a change in the presentation on the Unaudited Consolidated Statement of Operations.

Unaudited Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2008 (in thousands)

Financial statement line	As Reported	Adjustments Convertible Debt	Adjustments Noncontrolling Interests	As Adjusted
Net income	$160,218	$(12,118)	$3,378	$151,478
Deferred income taxes	22,469	(8,372)	—	14,097
Amortization of debt issuance costs	2,323	(504)	—	1,819
Amortization of debt discount	—	21,040	—	21,040
Gain on extinguishment of debt	—	(46)	—	(46)
Equity in loss of investees and income attributable to minority interests	3,641	—	(3,378)	263
Net cash provided by operating activities(1)	235,200	—	—	235,200

(1)     There is no overall impact on the Company’s actual past or future total operating, investing, or financing cash flows.  However, certain amounts within “net cash provided by operating activities” on the Unaudited Consolidated Statement of Cash Flows for the nine months ended September 30, 2008 have been reclassified to conform to the presentation under these accounting pronouncements.

Other Recent Accounting Pronouncements

In November 2008, the FASB ratified an Emerging Issues Task Force (“EITF”) issue that clarifies the accounting for certain transactions and impairment considerations involving entities that acquire or hold investments accounted for under the equity method.  This accounting guidance is applied on a prospective basis.  The adoption of this standard on January 1, 2009 did not have an impact on the Company’s Unaudited Consolidated Financial Statements.

On January 1, 2009, the Company adopted a revised accounting standard associated with the accounting for assets acquired and liabilities assumed in a business combination.  This revised standard requires assets acquired, liabilities assumed, contractual contingencies and contingent consideration in a business combination to be recognized at fair value, at the acquisition date, if (1) the acquisition-date fair value can be determined during the twelve month measurement period or (2) during the twelve month measurement period it is probable that an asset existed or a liability had been incurred at the acquisition date and the asset or liability can be reasonably estimated.  Subsequent changes to the estimated fair value of contingent consideration are reflected in earnings until the contingency is settled.  Also, contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination will be recognized at fair value at the date of acquisition, with subsequent changes in fair value recognized in earnings.  The revised standard requires additional disclosures about recognized and unrecognized contingencies.  This standard is effective for acquisitions made after December 31, 2008.  The adoption of this standard will change the Company’s accounting treatment for business combinations on a prospective basis.

On January 1, 2009, the Company adopted a new accounting standard which provides new disclosure requirements for an entity’s derivative and hedging activities.  Refer to Note 5 for disclosures about the Company’s derivative instruments.

On January 1, 2008, the Company adopted certain provisions of a new accounting standard which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements.  On January 1, 2009, the Company adopted the remaining provisions of this accounting standard as it relates to nonfinancial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis.  In April 2009, the FASB issued further clarification for determining fair value when the volume and level of activity for an asset or liability had significantly decreased and for identifying transactions that were not conducted in an orderly market.  This clarification of the accounting standard is effective for interim reporting periods after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this clarification of the standard effective for the three months ended March 31, 2009.  The adoption of the provisions of this new standard did not materially impact the Company’s Unaudited Consolidated Financial Statements.  See Note 5 for information on fair value measurements.

In April 2009, the FASB extended the fair value disclosures previously required on an annual basis for financial instruments to interim reporting periods.  This accounting literature also requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods.  These new disclosures are effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company adopted the new disclosure requirements effective for the three months ended March 31, 2009.  See Notes 5 and 8 for information on the fair value of financial instruments.

In April 2009, the FASB issued new accounting guidance related to other-than-temporary impairments that applies only to debt securities and shifts the focus from an entity’s intent and ability to hold until recovery to its intent to sell.  If an entity intends to sell, or it is more-likely-than not that it will have to sell, impaired securities before recovery, the adjustment to fair value would be recognized through earnings.  If an entity does not intend to sell the impaired debt security but it is probable that the entity will not collect all amounts due, then only the impairment due to credit would be recognized in earnings and the remaining amount of the impairment would be recognized in equity, in other comprehensive income but separately disclosed from other gains or losses on available-for-sale securities.  The noncredit portion of the impairment for held-to-maturity securities will be amortized prospectively over the remaining life of the security.  This change in accounting is effective for interim reporting ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and applies to existing and new investments held as of the beginning of the interim period in which it is adopted.  The adoption of this standard, effective with the three months ended March 31, 2009, did not have an impact on the Company’s Unaudited Consolidated Financial Statements.

In May 2009, the FASB issued a new accounting standard which requires entities to state in their periodic filings the date through which subsequent events were evaluated (either when statements were “issued” or “available to be issued”).  The date when “issued” is when the financial statements are widely distributed to shareholders or other users for general use in a format that complies with U.S. GAAP.  As a public entity, the Company is required to make this evaluation through the date that the financial statements are issued.  This new standard is effective for interim or annual periods ending after June 15, 2009.  The Company adopted this standard for the six months ended June 30, 2009.

In July 2009, the FASB ratified an EITF issue which deals with the accounting for own share lending agreements contemplated with the issuance of convertible debt.  This new accounting literature applies to equity classified arrangements and requires: (1) the share lender to record the fair value of the arrangement as issuance cost and to amortize the cost to interest expense over the duration of the arrangement; (2) to record a loss equal to the fair value of the shares if it is probable that the shares will not be returned or the share borrower will be unable to pay for the unreturned shares; and (3) to exclude from earnings per share calculations the loaned shares, unless there is an actual default.  Additionally, the accounting requirements include certain disclosures about the arrangement.  This accounting treatment is effective for new arrangements issued in periods beginning on or after July 15, 2009.  For all other share-lending arrangements, this accounting requirement is effective for fiscal years and interim periods within those years, beginning on or after December 15, 2009, with retrospective application for arrangements outstanding on the effective date.  Since the Company does not currently have any share lending arrangements, this accounting issue did not have an impact on the Company’s Unaudited Consolidated Financial Statements.

2.             STOCK-BASED EMPLOYEE COMPENSATION

The Company has adopted stock compensation plans which provide for grants of share-based compensation as incentives and rewards to encourage employees, officers, consultants and directors to contribute towards the long-term success of the Company.  Stock-based compensation cost included in personnel expenses in the Unaudited Consolidated Statements of Operations was approximately $10.9 million and $10.1 million and $32.7 million and $29.1 million for the three and nine months ended September 30, 2009 and 2008, respectively.

The following table summarizes the activity of unvested restricted stock, restricted stock units and performance share units (“Share-Based Awards”) during the nine months ended September 30, 2009:

Share-Based Awards	Shares	Weighted Average Grant Date Fair Value

Unvested at December 31, 2008	1,802,150	$74.33
Granted	352,382	$79.12
Vested	(567,623)	$28.20
Forfeited	(24,127)	$103.96
Unvested at September 30, 2009	1,562,782	$91.71

As of September 30, 2009, there was approximately $66.4 million of total future compensation cost related to unvested Share-Based Awards to be recognized over a weighted-average period of 1.8 years.

During the three months ended September 30, 2009, the Company made grants of 2,266 restricted stock units (“RSUs”) that generally vest after three years.  The share based awards granted had a total grant date fair value of $0.3 million based upon the grant date fair value per share of $153.72.

During the three months ended June 30, 2009, the Company made grants of 3,250 RSUs that generally vest after three years.  The share based awards granted had a total grant date fair value of $0.4 million based upon the grant date fair value per share of $108.23.

During the three months ended March 31, 2009, the Company made broad-based grants of 299,680 RSUs that generally vest after three years.  The share based awards granted had a total grant date fair value of $24.8 million and a grant date fair value per share of $82.65.

Additionally, during the three months ended March 31, 2009, the Company granted an aggregate of 47,186 RSUs to certain executives.  The restricted stock units will be forfeited if the Company’s common stock does not achieve and maintain certain stock price thresholds during the six month period preceding the March 2012 vesting date.  If during such six month period the Company’s common stock closes at or above the stock price of $97.05, $104.69, or $113.03 for twenty (20) consecutive trading days, 50%, 75% or 100%, respectively, of the RSUs will be earned pursuant to the market price requirement.   Subject to certain exceptions related to a change in control and terminations other than for “cause,” or on account of death or disability, the executives must also continue their service through March 3, 2012 in order to receive any shares of the Company’s common stock.   The RSUs earned, if any, are payable in the Company’s common stock upon vesting.  Stock-based compensation expense related to an award with a market condition is recognized over the requisite service period regardless of whether the market condition is satisfied, provided that the requisite service period has been completed. The value of the Company’s stock on the date of grant was $82.65 per share.  The Company considered the “path dependent” nature of the RSUs and determined the grant date fair value by replicating the payout structure of the RSUs using a series of call options and cash-or-nothing binary call options.  Cash-or-nothing binary call options provide the holder with the right to receive the strike price if the stock price exceeds the strike price as of the expiration date.  The fair value calculation included the following assumptions:  a 1.36% annualized risk-free interest rate, a calculated three year historical volatility of 55.95%, no dividends, and an expected term equal to the three year vesting period.  The award had a total grant date fair value of $2.4 million based on a grant date fair value of $51.11 per share.  The fair value of a grant subject to a market condition is generally lower than an award with only a service condition for vesting since the market condition may never be met.

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

A reconciliation of the weighted average number of shares outstanding used in calculating diluted earnings per share is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008

Weighted average number of basic common shares outstanding	42,569	39,715	41,750	38,905
Weighted average dilutive stock options, restricted stock, restricted stock units and performance share units	1,207	1,584	1,335	1,721
Assumed conversion of Convertible Senior Notes	5,894	7,357	5,720	8,718
Weighted average number of diluted common and common equivalent shares outstanding	49,670	48,656	48,805	49,344
Anti-dilutive potential common shares	3,723	6,447	4,204	4,950

Anti-dilutive potential common shares for the three and nine months ended September 30, 2009 includes approximately 1.9 million shares and 2.5 million shares, respectively, which could be issued under the Company’s convertible debt if the Company’s stock price increases.  Under the treasury stock method, the convertible notes will generally have a dilutive impact on net income per share if the Company’s average stock price for the period exceeds the conversion price for the convertible notes.  As an example, at stock prices of $125 per share, $150 per share, $175 per share and $200 per share, common equivalent shares would include approximately 4.6 million, 4.9 million, 5.2 million and 5.4 million equivalent shares, respectively, related to the convertible notes (excluding the offsetting impact of the Convertible Spread Hedges — see Note 8).  The Conversion Spread Hedges increase the effective conversion price of the Company’s Convertible Senior Notes due September 30, 2011 and September 30, 2013 from $40.38 to $50.47 per share from the Company’s perspective and are designed to reduce potential dilution upon conversion of the Convertible Senior Notes at maturity.  Since the beneficial impact of the Conversion Spread Hedges is anti-dilutive, it is excluded from the calculation of net income per share.

4.             INVESTMENTS

The following table summarizes, by major security type, the Company’s marketable securities as of September 30, 2009:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value

Foreign government securities	$266,688	$42	$(154)	$266,576
U.S. government securities	90,120	97	—	90,217

Total	$356,808	$139	$(154)	$356,793

The following table summarizes, by major security type, the Company’s short-term investments as of December 31, 2008:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value

Foreign government securities	$64,027	$—	$(23)	$64,004
U.S. government securities	33,391	102	—	33,493
Corporate debt securities	1,392	—	(1)	1,391

Total	$98,810	$102	$(24)	$98,888

Long-term investments amounting to $0.3 million at September 30, 2009 and $0.2 million at December 31, 2008 were comprised of corporate notes with a maturity date greater than one year.  There were no material gains or losses related to long-term investments for the three or nine months ended September 30, 2009.  During the three months ended September 30, 2008, the Company recorded an other-than-temporary impairment in the value of a corporate note included in long-term investments for $0.8 million.  The loss was recorded in “Foreign currency transactions and other” in the Unaudited Consolidated Statement of Operations.

5.             FAIR VALUE MEASUREMENTS

Financial assets and liabilities carried at fair value as of September 30, 2009 are classified by level, as described below:

(in thousands)	Level 1	Level 2	Total
Short-term investments	$356,793	$—	$356,793
Long-term investments	—	268	268
Total assets at fair value	$356,793	$268	$357,061

Foreign exchange derivative liabilities	$—	$4,868	$4,868

Financial assets and liabilities carried at fair value as of December 31, 2008 were classified by level, as described below:

(in thousands)	Level 1	Level 2	Total
Short-term investments	$97,497	$1,391	$98,888
Long-term investments	—	206	206
Foreign exchange derivative assets	—	7,490	7,490
Total assets at fair value	$97,497	$9,087	$106,584

There are three levels of inputs to measure fair value.  The definition of each input is described below:

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

Fair values for investments in U.S. Treasury and foreign governmental securities are considered “Level 1” valuations because the Company has access to quoted prices in active markets as of the measurement date.   Fair values for other investments are considered “Level 2” instrument valuations because they are obtained from professional pricing sources for these or comparable instruments, rather than direct observation of quoted prices in active markets.  As of September 30, 2009 and December 31, 2008, the Company did not have any “Level 3” assets or liabilities with unobservable market values that would require a high level of judgment to determine fair value.  The Company’s derivative instruments are valued using pricing models. Pricing models take into account the contract terms as well as multiple inputs where applicable, such as interest rate yield curve, option volatility and currency rates. Our derivative instruments are typically short-term in nature.

As of September 30, 2009 and December 31, 2008, the carrying value of our cash and cash equivalents approximated their fair value and consisted primarily of AAA-rated U.S. Treasury money market funds, foreign governmental securities, and bank deposits.  Other financial assets and liabilities, including restricted cash, accounts receivable, accounts payable, accrued expenses and deferred merchant bookings, are carried at cost which approximates their fair value because of the short-term nature of these items.  Refer to Note 4 for information on the carrying value of investments and Note 8 for the estimated fair value of the Company’s Senior Notes.

In the normal course of business, the Company is exposed to the impact of foreign currency fluctuations.  The Company limits these risks by following established risk management policies and procedures, including the use of derivatives.  The Company’s derivative instruments are typically short-term in nature.  The Company does not use derivatives for trading or speculative purposes.  All derivative instruments are recognized in the Unaudited Consolidated Balance Sheet at fair value.  Gains and losses resulting from changes in the fair value of derivative instruments which are not designated as hedging instruments for accounting purposes are recognized in the Unaudited Consolidated Statement of Operations in the period that the changes occur.  Changes in the fair value of derivatives designated as net investment hedges are recorded as currency translation adjustments to offset a portion of the translation adjustment of the foreign subsidiary’s net assets and are recognized in the Unaudited Consolidated Balance Sheet in “Accumulated other comprehensive income (loss).”

Derivatives Not Designated as Hedging Instruments – As of September 30, 2009, derivatives with a notional value of 20 million Euros are outstanding and are scheduled to mature by December 31, 2009.  As of December 31, 2008, derivatives with a notional value of 25.0 million Euros were outstanding.  Foreign exchange losses of $1.7 million and $2.5 million for the three and nine months ended September 30, 2009, respectively, and foreign exchange gains of $5.3 million and $1.0 million for the three and nine months ended September 30, 2008, respectively, were recorded in “Foreign currency transactions and other” in the Unaudited Consolidated Statement of Operations.  Foreign exchange derivative liabilities of $0.2 million at September 30, 2009 are recorded in “Accrued expenses and other current liabilities” and foreign exchange derivative assets of $7.5 million at December 31, 2008 were recorded in “Prepaid expenses and other current assets” in the Unaudited Consolidated Balance Sheets.  The settlement of derivative contracts resulted in a net cash inflow of $7.4 million for the nine months ended September 30, 2009 and is classified within net cash provided by operating activities.

Derivatives Designated as Hedging Instruments – As of September 30, 2009, the Company has outstanding forward currency contracts for 136.7 million Euros to hedge a portion of its net investment in a foreign subsidiary. These contracts are all short-term in nature.  Hedge ineffectiveness is assessed and measured based on changes in forward exchange rates.  The derivative liabilities at September 30, 2009 of $4.7 million are recorded in “Accrued expenses and other current liabilities” in the Unaudited Consolidated Balance Sheet.  At September 30, 2009, a mark-to-market loss after tax of $2.8 million is recorded in “Accumulated other comprehensive income (loss)” as currency translation adjustments.

6.             INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets consist of the following:

	September 30, 2009			December 31, 2008
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period	Weighted Average Useful Life

Supply and distribution agreements	$205,702	$(56,959)	$148,743	$197,414	$(42,217)	$155,197	13 years	13 years

Technology	24,584	(20,645)	3,939	23,099	(17,784)	5,315	3 years	3 years

Patents	1,489	(1,197)	292	1,489	(1,170)	319	15 years	15 years

Customer lists	17,458	(14,361)	3,097	17,801	(11,662)	6,139	2 years	2 years

Internet domain names	6,453	(2,472)	3,981	6,453	(1,988)	4,465	10 years	10 years

Trade names	27,289	(7,688)	19,601	27,071	(5,454)	21,617	5-20 years	17 years

Other	471	(330)	141	1,459	(1,280)	179	3 – 15 years	7 years

Total intangible assets	$283,446	$(103,652)	$179,794	$274,786	$(81,555)	$193,231

Intangible assets with determinable lives are primarily amortized on a straight-line basis.  Intangible asset amortization expense was approximately $6.4 million and $7.4 million for the three months ended September 30, 2009 and 2008, respectively, and approximately $18.6 million and $21.8 million for the nine months ended September 30, 2009 and 2008, respectively.

The annual estimated amortization expense for intangible assets for the remainder of 2009, the next five years and thereafter is expected to be as follows (in thousands):

(in thousands)
2009	$6,054
2010	22,643
2011	19,174
2012	18,035
2013	17,667
2014	17,667
Thereafter	78,554
$179,794

A substantial majority of the Company’s goodwill relates to its acquisitions of Booking.com Limited in 2004, Booking.com B.V. in 2005 and subsequent purchases of the noncontrolling interests in their parent company, priceline.com International.  The change in goodwill for the nine months ended September 30, 2009 consists of the following:

(in thousands)
Balance at December 31, 2008	$326,863
Adjustment to purchase price	4,236
Currency translation adjustments	18,882
Balance at September 30, 2009	$349,981

7.             OTHER ASSETS

Other assets at September 30, 2009 and December 31, 2008 consist of the following:

(in thousands)	September 30, 2009	December 31, 2008 As Adjusted
Investment in pricelinemortgage.com	$—	$8,918
Deferred debt issuance costs	3,080	4,700
Long-term investments	268	206
Other	1,610	1,245
Total	$4,958	$15,069

Investment in pricelinemortgage.com represented the Company’s 49% equity investment in pricelinemortgage.com and, accordingly, the Company recognized its pro rata share of pricelinemortgage.com’s operating results, not to exceed an amount that the Company believed represented the investment’s estimated fair value.  In July 2009, pricelinemortgage.com was dissolved and the Company received cash of $8.9 million for its proportionate share of the equity.

Deferred debt issuance costs arose from the Company’s issuance of $100 million aggregate principal amount of 2.25% Notes in September 2004, $172.5 million aggregate principal amount of 0.5% Notes in September 2006, $172.5 million of aggregate principal amount 0.75% Notes in September 2006 and a $175 million revolving credit facility in September 2007.  Deferred debt issuance costs are being amortized using the effective interest rate method over the term of approximately five years, except for the 0.75% Notes, which are amortized over their term of seven years.  The period of amortization for the Company’s debt issue costs was determined at inception of the related debt agreements to be the stated maturity date or the first stated put date, if earlier.  Debt issuance costs written off in the nine months ended September 30, 2009 related to early conversion of convertible debt amounted to $0.6 million.

Long-term investments amounting to $0.3 million as of September 30, 2009 and $0.2 million as of September 30, 2008 were comprised of corporate notes with a maturity date greater than one year.

8.             DEBT

Revolving Credit Facility

In September 2007, the Company entered into a $175 million five-year committed revolving credit facility with a group of lenders, which is secured, subject to certain exceptions, by a first-priority security interest on substantially all of the Company’s assets and related intangible assets located in the United States.  In addition, the Company’s obligations under the revolving credit facility are guaranteed by substantially all of the assets and related intangible assets of the Company’s material direct and indirect domestic and foreign subsidiaries.  Borrowings under the revolving credit facility will bear interest, at the Company’s option, at a rate per annum equal to the greater of (a) JPMorgan Chase Bank, National Association’s prime lending rate and (b) the federal funds rate plus 1/2 of 1%, plus an applicable margin ranging from 0.25% to 0.75%; or at an adjusted LIBOR for the interest period in effect for such borrowing plus an applicable margin ranging from 1.25% to 1.75%.  Undrawn balances available under the revolving credit facility are subject to commitment fees at the applicable rate ranging from 0.25% to 0.375%.

The revolving credit facility provides for the issuance of up to $50.0 million of letters of credit as well as borrowings on same-day notice, referred to as swingline loans, which are available in U.S. Dollars, Euros, British Pounds Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility will be used for working capital and general corporate purposes.  As of September 30, 2009, there were no borrowings outstanding under the facility and the Company has issued approximately $2.4 million of letters of credit under the revolving credit facility.

Convertible Debt

The $100 million aggregate principal amount of Convertible Senior Notes due January 15, 2025, with an interest rate of 2.25% (the “2.25% Notes”) are convertible, subject to certain conditions, into the Company’s common stock at a conversion price of approximately $37.95 per share.  The 2.25% Notes will be convertible if, on or prior to January 15, 2020, the closing sale price of the Company’s common stock for at least 20 consecutive trading days in the period of 30 consecutive trading days ending on the first day of a conversion period is more than 120% of the then current conversion price of the 2.25% Notes.  The 2.25% Notes are also convertible in certain other circumstances, such as a change in control of the Company.  In the event that all or substantially all of the Company’s common stock is acquired on or prior to January 15, 2010, in a transaction in which the consideration paid to holders of the Company’s common stock consists of all or substantially all cash, the Company would be required to make additional payments in the form of common shares to the holders of the 2.25% Notes of amounts ranging from $0 to $0.7 million depending upon the date of the transaction and the then current stock price of the Company.   In addition, the 2.25% Notes will be redeemable at the Company’s option beginning January 20, 2010, and the holders may require the Company to repurchase the 2.25% Notes for cash on January 15, 2010, 2015 or 2020, or in certain other circumstances. Interest on the 2.25% Notes is payable on January 15 and July 15 of each year.

In 2006, the Company issued in a private placement $172.5 million aggregate principal amount of Convertible Senior Notes due September 30, 2011, with an interest rate of 0.50% (the “2011 Notes”), and $172.5 million aggregate principal amount of Convertible Senior Notes due September 30, 2013, with an interest rate of 0.75% (the “2013 Notes”).  The 2011 Notes and the 2013 Notes are convertible, subject to certain conditions, into the Company’s common stock at a conversion price of approximately $40.38 per share. The 2011 Notes and the 2013 Notes are convertible, at the option of the holder, prior to June 30, 2011 in the case of the 2011 Notes, and prior to June 30, 2013 in the case of the 2013 Notes, upon the occurrence of specified events, including, but not limited to a change in control, or if the closing sale price of the Company’s common stock for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 120% of the applicable conversion price in effect for the notes on the last trading day of the immediately preceding quarter. In the event that all or substantially all of the Company’s common stock is acquired on or prior to the maturity of the 2011 Notes or the 2013 Notes, in a transaction in which the consideration paid to holders of the Company’s common stock consists of all or substantially all cash, the Company would be required to make additional payments in the form of additional shares of common stock to the holders of the 2011 Notes and the 2013 Notes, collectively, in aggregate value ranging from $0 to approximately $42.0 million depending upon the date of the transaction and the then current stock price of the Company.  No additional payments are due at stock prices in excess of $100 per share.  As of June 30, 2011, with respect to the 2011 Notes, and as of June 30, 2013, with respect to the 2013 Notes, holders shall have the right to convert all or any portion of such security.  Neither the 2011 Notes nor the 2013 Notes may be redeemed by the Company prior to maturity. The holders may require the Company to repurchase the 2011 Notes and the 2013 Notes for cash in certain circumstances. Interest on the 2011 Notes and the 2013 Notes is payable on March 30 and September 30 of each year.

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

Convertible debt as of September 30, 2009 consists of the following:

(in thousands)

September 30, 2009	Outstanding Principal Amount	Unamortized Debt Discount	Carrying Value
0.50% Convertible Senior Notes due September 2011	$102,065	$(13,669)	$88,396
0.75% Convertible Senior Notes due September 2013	146,000	(36,132)	109,868
2.25% Convertible Senior Notes due January 2025	22,873	(412)	22,461
Outstanding convertible debt	$270,938	$(50,213)	$220,725

Convertible debt as of December 31, 2008 consists of the following:

(in thousands)

December 31, 2008	Outstanding Principal Amount	Unamortized Debt Discount	Carrying Value
0.50% Convertible Senior Notes due September 2011	$134,565	$(24,093)	$110,472
0.75% Convertible Senior Notes due September 2013	158,500	(45,286)	113,214
2.25% Convertible Senior Notes due January 2025	99,920	(5,696)	94,224
Outstanding convertible debt	$392,985	$(75,075)	$317,910

On January 1, 2009, the accounting standards changed to require cash settled convertible debt, such as the Company’s convertible senior notes, to be separated into debt and equity components at issuance and a value to be assigned to each.  The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar bond without the conversion feature.  The difference between the bond cash proceeds and this estimated fair value, representing the value assigned to the equity component, is recorded as a debt discount.  Debt discount is amortized using the effective interest method over the period from origination or modification date through the earlier of the first stated put date or the stated maturity date.  The adoption of this new accounting standard on January 1, 2009, required retrospective application for all prior periods presented (refer to Note 1 for information regarding the adjustments).

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

During 2008, all $125 million aggregate principal amount of the Company’s 1% Convertible Senior Notes due August 2010 (the “1% Notes”) were converted.  The Company estimated the straight debt borrowing rate for these notes at modification (the 1% Notes were modified to provide for net cash settlement in 2006) to be 7.75%.  The yield to maturity was estimated at an at market coupon priced at par.  The straight debt borrowing rate for the 1% Notes was based upon an effective maturity date of August 1, 2008 because on that date these notes were redeemable at the option of the Company or the holders.

Based upon the closing price of the Company’s common stock for the prescribed measurement periods during the three months ended September 30, 2009 and December 31, 2008, the contingent conversion thresholds on each of the Company’s convertible senior notes were exceeded.  As a result, the notes are convertible at the option of the holder as of September 30, 2009 and December 31, 2008 and, accordingly, have been classified as a current liability or convertible debt in mezzanine on the Company’s Unaudited Consolidated Balance Sheets as of those dates.  However, contingencies continue to exist regarding the holders’ ability to convert such notes in future quarters.  The determination of whether or not the notes are convertible must continue to be performed on a quarterly basis.  Consequently, the convertible debt may not be convertible in future quarters, and therefore may again be classified as long-term debt, if the contingent conversion thresholds are not met in such quarters.  In cases where holders decide to convert prior to the maturity date or first stated put date, the Company writes off the proportionate amount of remaining debt issuance costs to interest expense.  If the note holders exercise their option to convert, the Company would deliver cash to repay the principal amount of the notes and would deliver cash or shares of common stock, at its option, to satisfy the conversion value in excess of the principal amount.

Since all of the notes are convertible as of September 30, 2009 and December 31, 2008 at the option of the holder and terms of the notes require that the principal amount be settled in cash, the Company made a reclassification from permanent equity to mezzanine (shown as “convertible debt” between total liabilities and stockholders’ equity on the Unaudited Consolidated Balance Sheets).  The amount reported as convertible debt in mezzanine equity plus the current liability for convertible debt represents the Company’s total principal outstanding at each reporting period.  The carrying value of the remaining permanent equity component reported in additional paid-in capital related to the convertible notes was a credit of $16.7 million at September 30, 2009, and a charge of $0.5 million at December 31, 2008.

As of September 30, 2009 and December 31 2008, the estimated fair value of the outstanding senior notes was approximately $1.1 billion and $742 million, respectively.  Fair value was estimated based upon actual trades at the end of the reporting period or the most recent trade values available, as well as the Company’s stock price at the end of the reporting period.  Substantially all of the market value of the Company’s debt in excess of the principal value relates to the conversion premium on the bonds.

For the three months ended September 30, 2009 and 2008, the Company recognized interest expense of $5.4 million and $7.5 million, respectively, related to convertible notes, comprised of $0.6 million and $0.9 million, respectively, for the contractual coupon interest, $4.5 million and $6.1 million, respectively, related to the amortization of debt discount and $0.3 million and $0.5 million, respectively, related to the amortization of debt issuance costs.  In addition, unamortized debt issuance costs written off to interest expense related to debt conversions for the three months ended September 30, 2009 amounted to $0.3 million.  The effective interest rate for the three months ended September 30, 2009 and 2008 was 8.4% and 8.0%, respectively.  The remaining period for amortization of debt discount and debt issuance costs is the stated maturity dates for the 2011 Notes and 2013 Notes and January 2010 for the 2.25% Notes, which is the first stated put date.

For the nine months ended September 30, 2009 and 2008, the Company recognized interest expense of $18.0 million and $26.4 million, respectively, related to convertible notes, comprised of $2.4 million and $3.7 million, respectively, for the contractual coupon interest, $14.8 million and $21.0 million, respectively, related to the amortization of debt discount and $0.8 million and $1.7 million, respectively, related to the amortization of debt issuance costs.  In addition, unamortized debt issuance costs written off to interest expense related to debt conversions for the nine months ended September 30, 2009 amounted to $0.6 million.  The effective interest rate for both the nine months ended September 30, 2009 and 2008 was 8.3%.

In addition, if the Company’s convertible debt is redeemed or converted prior to maturity, a gain or loss on extinguishment will be recognized.  The gain or loss is the difference between the fair value of the debt component immediately prior to extinguishment and its carrying value.  To estimate the fair value at each conversion date, the Company used an applicable LIBOR rate plus an applicable credit default spread based upon the Company’s credit rating at the respective conversion dates.

In the three months ended September 30, 2009, approximately $16.5 million aggregate principal amount of 2011 Notes and $69.0 million aggregate principal amount of 2.25% Notes were converted.  The Company delivered cash of $85.5 million to repay the principal amount and issued 1,615,205 shares in satisfaction of the conversion value in excess of the principal amount.  During the three months ended September 30, 2009, the Company recognized a loss of $0.4 million, ($0.2 million after tax) in “Foreign currency transactions and other” in the Unaudited Consolidated Statement of Operations.

In the nine months ended September 30, 2009, approximately $32.5 million aggregate principal amount of 2011 Notes, $77.0 million aggregate principal amount of 2.25% Notes, and $12.5 million aggregate principal amount of 2013 Notes were converted.  The Company delivered cash of $122.0 million to repay the principal amount and delivered 2,115,079 shares in satisfaction of the conversion value in excess of the principal amount.  During the nine months ended September 30, 2009, the Company recognized a gain of $2.7 million ($1.6 million after tax) in “Foreign currency transactions and other” in the Unaudited Consolidated Statement of Operations.

Based on conversion notices received through November 6, 2009, notes with an outstanding principal amount of $40.6 million will be converted during the three months ended December 31, 2009.

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

Under these programs, the Company repurchased 163,557 and 36,439 shares at an aggregate cost of $14.2 million and $4.3 million in the nine months ended September 30, 2009 and 2008, respectively, to satisfy employee withholding taxes related to stock-based compensation.

The Company may make additional repurchases of shares under its stock repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors. Whether and when to initiate and/or complete any purchase of common stock and the amount of common stock purchased will be determined in the Company’s complete discretion. As of September 30, 2009 there were approximately 6.8 million shares of the Company’s common stock held in treasury.

10.          INCOME TAXES

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

The Company recognizes income tax expense related to income generated outside of the United States based upon the applicable tax rates of the foreign countries in which the income is generated.  During the three and nine months ended September 30, 2009 and 2008, the substantial majority of the Company’s foreign-sourced income has been generated in the Netherlands and the United Kingdom.  Income tax benefit for the three and nine months ended September 30, 2009 differs from the expected tax expense at the U.S. statutory rate of 35%, principally because it includes a benefit of $181.9 million resulting from a reversal of a portion of the valuation allowance on the Company’s deferred tax asset.  Other items resulting in a difference between the Company’s effective tax and the statutory tax rate for the three and nine months ended September 30, 2009 and 2008 include lower foreign tax rates and the foreign tax benefit of interest expense on intercompany debt, U.S. tax on certain foreign income, non-deductible expenses and state income taxes.

The Company has significant deferred tax assets, resulting principally from domestic net operating loss carryforwards (“NOLs”).  At the beginning of 2009, the Company had total federal NOLs of $1.5 billion, net of the limitations imposed by Section 382 of the Internal Revenue Code.  NOLs of approximately $1 billion were generated by operating losses and $0.5 billion are related to equity deductions.  Section 382 imposes limitations on the availability of a company’s net operating losses after a more than 50 percentage point ownership change occurs.  The Section 382 limitation is based upon certain conclusions pertaining to the dates of ownership changes and the value of the Company on the dates of the ownership changes.  As a result of a study, it was determined that ownership changes, as defined in Section 382, occurred in 2000 and 2002.  The amount of the Company’s net operating losses incurred prior to each ownership change is limited based on the value of the Company on the respective dates of ownership change.  Pursuant to Section 382, subsequent ownership changes could further limit this amount.

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of these deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future income, the carryforward periods available for tax reporting purposes, and other relevant factors.  In the three months ended September 30, 2009, management concluded that it was more likely than not that additional deferred tax assets would be realized.  The determination was based upon actual and projected future operating results for our domestic business, as well as recent stabilization in U.S. economic conditions, including hotel occupancy rates and average daily rates.  Accordingly, the Company recorded a non-cash income tax benefit of $181.9 million in the three months ended September 30, 2009, resulting from the reversal of the remaining portion of its valuation allowance on its deferred tax assets related to NOLs generated from operating losses.  The deferred tax asset at September 30, 2009 and December 31, 2008 amounted to $323.3 million and $166.1 million, respectively, net of the valuation allowance recorded. The additional tax benefits relating to domestic NOLs pertaining to equity-related deductions in the amount of approximately $0.5 billion will not be recognized in the financial statements unless and until they are realized by reducing the Company’s current income tax liability.

The Company has recorded a deferred tax liability in the amount of $45.7 million and $48.9 million at September 30, 2009 and December 31, 2008, respectively, primarily related to the assignment of estimated fair value to certain purchased identifiable intangible assets associated with the acquisitions of Booking.com Limited, Booking.com B.V. and priceline.com Mauritius Company Limited (formerly known as the Agoda Company, Ltd.).

11.          COMMITMENTS AND CONTINGENCIES

Litigation Related to Hotel Occupancy and Other Taxes

The Company and certain third-party defendants are currently involved in approximately forty-one lawsuits brought by or against states, cities and counties over issues involving the payment of hotel occupancy and other taxes (i.e., state and local sales tax) and the Company’s “merchant” hotel business.  The Company is also involved in two consumer lawsuits relating to, among other things, the payment of hotel occupancy taxes and service fees.  In addition, more than forty-six municipalities, and at least two states, have initiated audit proceedings (including proceedings initiated by thirty-seven municipalities in California), issued proposed tax assessments or started inquiries relating to the payment of hotel occupancy and other taxes (i.e., state and local sales tax).  Additional state and local jurisdictions are likely to assert that the Company is subject to, among other things, hotel occupancy and other taxes (i.e., state and local sales tax) and could seek to collect such taxes, retroactively and/or prospectively.

In connection with some of these tax audits and assessments, the Company may be required to pay any assessed taxes, which amounts may be substantial, prior to being allowed to contest the assessments and the applicability of the ordinances in judicial proceedings.  This requirement is commonly referred to as “pay to play.”  For example, the City of San Francisco recently assessed the Company approximately $3.4 million (an amount that includes interest and penalties) relating to hotel occupancy taxes, which the Company paid in July 2009; the Company is pursuing its challenge to the assessment in the courts.  Payment of these amounts, if any, is not an admission that the Company believes it is subject to such taxes and, even if such payments are made, the Company intends to continue to assert its position vigorously.

Litigation is subject to uncertainty and there could be adverse developments in these pending or future cases and proceedings. For example, in October 2009, a jury in a San Antonio class action found that priceline.com and the other online travel companies that are defendants in the lawsuit control hotels under the local hotel occupancy tax ordinances and are, therefore, responsible for collecting and remitting local hotel occupancy taxes.  An unfavorable outcome or settlement of pending litigation is likely to encourage the commencement of additional litigation, audit proceedings or other regulatory inquiries.  In addition, an unfavorable outcome or settlement of these actions or proceedings could result in substantial liabilities for past and/or future bookings, including, among other things, interest, penalties, punitive damages and/or attorney fees and costs.  There have been, and will continue to be, substantial ongoing costs, which may include “pay to play” payments, associated with the Company defending its position in pending and any future cases or proceedings.  An adverse outcome in one or more of these unresolved proceedings could have a material adverse effect on the Company’s business and results of operations and could be material to the Company’s earnings or cash flow in any given operating period.

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

In many of the judicial and other proceedings initiated to date, municipalities seek not only historical taxes that are claimed to be owed on the Company’s gross profit, but also, among other things, interest, penalties, punitive damages and/or attorney fees and costs.  The October 2009 jury verdict in the San Antonio litigation and the related proceedings to determine, among other things, the amount of penalties, interest and attorney’s fees that could be owed by the Company illustrate that any liability associated with hotel occupancy tax matters is not constrained by the Company’s liability for tax owed on its historical gross profit.  To date, the majority of the taxing jurisdictions in which the Company facilitates the sale of hotel reservations have not asserted that taxes are due and payable on the Company’s U.S. “merchant” hotel business.  With respect to municipalities that have not initiated proceedings to date, it is possible that they will do so in the future or that they will seek to amend their tax statutes and seek to collect taxes from the Company only on a prospective basis.   As a result of this litigation and other attempts by jurisdictions to levy similar taxes, the Company has established a reserve for the potential resolution of issues related to hotel occupancy and other taxes in the amount of approximately $19 million at September 30, 2009 (which includes, among other things, amounts related to the litigation in San Antonio).  The reserve is based on the Company’s reasonable estimate, and the ultimate resolution of these issues may be less or greater, potentially significantly, than the liabilities recorded.

A discussion of each of the legal and other proceedings referenced above can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 in the section titled “Legal Proceedings” and in the Form 10-Q for the three months ended June 30, 2009.  The following developments regarding such proceedings occurred during or after the three months ended September 30, 2009:

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

•      City of San Antonio, Texas v. Hotels.com, L.P., et al.

•      Lake County Convention and Visitors Bureau, Inc. and Marshall County, Indiana v. Hotels.com, L.P., et al.

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

•      Pine Bluff Advertising and Promotion Commission, Jefferson County, AR, et al. v. Hotels.com, LP, et al.

•      County of Lawrence v. Hotels.com, L.P., et al.

A discussion of each of the legal proceedings listed above can be found in the section titled “Legal Proceedings” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Form 10-Q for the three months ended June 30, 2009, and/or below.

The following developments regarding such legal proceedings occurred during or after the three months ended September 30, 2009:

City of Rome, Georgia, et. al, v. Hotels.com, L.P., et. al.:  On July 10, 2009, the court lifted the stay it had entered to require plaintiffs to pursue administrative remedies.  In lifting the stay, the court relied on recent Georgia Supreme Court rulings that the administrative process in Georgia can be exhausted when a municipality issues a notice of assessment.  The parties are presently conducting discovery.

City of San Antonio, Texas v. Hotels.com, L.P., et al.:  On October 30, 2009, priceline.com received a jury verdict in the City of San Antonio, Texas v. Hotels.com, L.P., et al lawsuit.  The lawsuit is a class action in the United States District Court for the Western District of Texas, San Antonio Division, brought by the City of San Antonio on behalf of itself and a class of 172 Texas municipalities against the Company and other on-line travel companies.

The jury’s verdict found that the Company and the other on-line travel companies that are defendants in the lawsuit control hotels under the local hotel occupancy tax ordinances and are, therefore, responsible for collecting and remitting local hotel occupancy taxes.  The jury rejected the City of San Antonio’s claim for conversion – essentially, that the Company and the other on-line travel companies had collected a tax and “pocketed” the tax dollars – and for punitive damages.  The court previously had granted plaintiffs’ motion for partial summary judgment on September 28, 2009, on a number of defendants’ affirmative defenses, including laches, waiver, estoppel and statute of limitations, but denied summary judgment on all remaining issues.

The final amount of the judgment against the Company has not been determined.  The jury found that the Company and its wholly-owned subsidiary, Travelweb LLC, owed the City of San Antonio and the 172 Texas municipalities that make up the class approximately $2.0 million for historical damages through May of 2009.  In further proceedings, the Court will determine, among other things, whether the occupancy tax ordinance applies to the Company’s service fee and the amount of penalties, interest, and attorneys’ fees, which could be significant.  The Company recorded a charge to general and administrative expenses in the amount of $3.7 million related to this judgment in the three and nine months ended September 30, 2009.  Because the Company believes that the jury’s decision is inconsistent with the ordinances and the evidence presented at trial that the Company does not control hotels, it intends to vigorously pursue its rights on appeal to the United States Court of Appeals for the Fifth Circuit.

Louisville/Jefferson County Metro Government v. Hotels.com, L.P., et al.:  On September 30, 2008, the court granted the defendants’ motion for reconsideration of its prior order denying the defendants’ motion to dismiss the claims brought by the Louisville/Jefferson County Metro Government, and dismissed all of that plaintiff’s claims with prejudice.  Louisville had previously amended its complaint to drop all class allegations.  The court also granted the defendants’ motion to dismiss the claims brought by the Lexington-Fayette Urban County Government.  The court dismissed all claims against the defendants with prejudice.  Both plaintiffs filed notices of appeal to the U.S. Court of Appeals for the Sixth Circuit.  Briefing was completed on the appeal on May 11, 2009, and oral argument took place on October 14, 2009.  The matter was taken under submission by the court.

County of Nassau, New York v. Hotels.com, LP, et al.:  On August 17, 2007, the court granted the defendants’ motion to dismiss the complaint for the County of Nassau’s failure to exhaust its mandatory administrative procedures for tax collection.  On September 12, 2007, the County of Nassau filed a notice of appeal of that order.  On August 11, 2009, the United States Court of Appeals for the Second Circuit vacated the lower court’s order dismissing the complaint, and remanded with instructions to consider whether the complaint meets specified jurisdictional requirements.  On September 10, 2009, the Second Circuit denied the defendants’ petition for rehearing.

City of Gallup, New Mexico v. Hotels.com, L.P., et al.:  On January 8, 2009, plaintiffs filed a motion for class certification.  Briefing on plaintiffs’ class certification motion was completed on April 30, 2009.  Also on January 8, 2009, plaintiffs filed a motion for leave to amend the complaint.  The court granted that motion on January 16, 2009.  On February 2, 2009, defendants answered the First Amended Complaint.  On July 7, 2009 the court entered an order certifying a class.  On August 27, 2009, the United States Court of Appeals for the Tenth Circuit entered an order denying defendants’ petition to appeal the order certifying a class.  On September 22, 2009, plaintiffs filed a motion for partial summary judgment.  Defendants’ opposition to the motion for partial summary judgment is due on November 13, 2009.  The parties are presently conducting discovery.

The Township of Lyndhurst, New Jersey v. priceline.com Incorporated, et al.:  On March 18, 2009, the United States District Court for the District of New Jersey granted defendants’ motion to dismiss the complaint with prejudice on the grounds that plaintiff lacked standing to bring its claims.  On April 9, 2009, plaintiff filed a notice of appeal.  On July 6, 2009, plaintiff filed their appellate brief.  The defendants’ answering brief was filed on August 5, 2009, and the Township’s reply brief was filed on August 19, 2009.

County of Genesee, MI, et al. v. Hotels.com LP, et al.:  On August 31, 2009, the court denied defendants’ motion to dismiss the complaint.  On September 21, 2009, defendants answered the complaint.  The parties are presently conducting discovery.

Pine Bluff Advertising and Promotion Commission, Jefferson County, AR, et al. v. Hotels.com, LP, et al.: On September 30, 2009, plaintiffs served the complaint.  Defendants’ response to the complaint is due on December 4, 2009.

County of Lawrence v. Hotels.com, L.P., et al.:  On September 9, 2009, the County of Lawrence, Pennsylvania filed a complaint in the United States District Court for the Western District of Pennsylvania.  Defendants’ response to the complaint is due on December 14, 2009.

The Company intends to defend vigorously against the claims in all of the proceedings described above.

Actions Filed on Behalf of Individual Cities and Counties

Certain cities, counties, municipalities and other political subdivisions across the country have filed actions relating to the collection of hotel occupancy taxes against the Company and other defendants, including, but not in all cases, Lowestfare.com LLC and Travelweb LLC, both of which are subsidiaries of the Company, and Hotels.com, L.P.; Hotels.com GP, LLC; Hotwire, Inc.; Cheaptickets, Inc.; Cendant Travel Distribution Services Group, Inc.; Expedia, Inc.; Internetwork Publishing Corp. (d/b/a Lodging.com); Maupintour Holding LLC; Orbitz, Inc.; Orbitz, LLC; Site59.com, LLC; Travelocity.com, Inc.; Travelocity.com LP; and Travelnow.com, Inc.  In each, the complaint alleges, among other things, that each of these defendants violated each jurisdiction’s respective hotel occupancy tax ordinance with respect to the charges and remittance of amounts to cover taxes under each ordinance.  Each complaint typically seeks compensatory damages, disgorgement, penalties available by law, attorneys’ fees and other relief.  Such actions include:

•      City of Findlay, Ohio v. Hotels.com, L.P., et al.

•      City of Chicago, Illinois v. Hotels.com, L.P., et al.

•      City of San Diego, California v. Hotels.com L.P., et al.

•      City of Atlanta, Georgia v. Hotels.com L.P., et al.

•      City of Charleston, South Carolina v. Hotels.com, et al.

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

•      Mecklenburg County v. Hotels.com, LP, et al.

•      City of Baltimore, Maryland v. Priceline.com Inc., et al.

•      City Comms of Worchester, Maryland v. Priceline.com Inc., et al.

•      City of Bowling Green, KY v. Hotels.com L.P., et al.

•      Village of Rosemont, Illinois v. Priceline.com, Inc., et al.

•      Palm Beach County, Florida v. Priceline.com, Inc., et al.

•      Brevard County, Florida v. Priceline.com, Inc., et al

A discussion of each of the legal proceedings listed above can be found in the section titled “Legal Proceedings” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and in the Form 10-Q for the three months ended June 30, 2009.

The following developments regarding such legal proceedings occurred during or after the three months ended September 30, 2009:

City of Findlay v. Hotels.com, L.P., et al and City of Columbus, et al. v. Hotels.com, L.P., et al.:  On July 7, 2009, plaintiff amended the complaint to add Franklin County Convention Authority as a plaintiff.  On July 17, 2009, defendants moved to dismiss the new complaint.  On September 1, 2009, plaintiff filed its opposition to defendants’ motion to dismiss; on September 18, 2009, defendants filed their reply in support of the motion to dismiss.  The parties are currently engaged in expert discovery.

City of Atlanta, Georgia v. Hotels.com L.P., et al.:  On October 23, 2009, the City filed its First Amended Complaint.  The parties are currently engaged in discovery.

City of Oakland, California v. Hotels.com, L.P., et al.:  On July 17, 2009, the U.S. Court of Appeals for the Ninth Circuit affirmed the dismissal of the case for failure to exhaust administrative remedies, but ruled that the action should have been dismissed without prejudice, rather than with prejudice.  The case was therefore remanded.  Plaintiff’s time to appeal dismissal expired on October 14, 2009.  Upon remand, it is anticipated that plaintiff will proceed with administrative proceedings asserting tax liability against the defendants.

County Commissioners of Worcester, Maryland v. Priceline.com, Inc., et al.:  On July 21, 2009, the court denied defendants’ motion for reconsideration of the court’s order denying defendants’ motion to dismiss.  On August 4, 2009, defendants answered the complaint.  The parties are presently conducting discovery.

City of Bowling Green, KY v. Hotels.com LP et al.:  On July 22, 2009, defendants submitted their reply in support of their motion to dismiss the complaint.  A hearing on the motion took place on September 9, 2009, and the matter was taken under submission by the court.

The following new actions were initiated on behalf of individual cities and counties during or after the three months ended September 30, 2009:

St. Louis County, Missouri v. Priceline.com, Inc., et al.:  On July 6, 2008, the County filed a complaint in the Circuit Court of St. Louis County, State of Missouri.  On September 18, 2009, the County filed the first amended complaint.  The defendants have not yet responded to the first amended complaint.

The Village of Rosemont, Illinois v. Priceline.com, Inc., et al.:  On July 23, 2009, the Village of Rosemont, Illinois filed a complaint in the United States District Court for the Northern District of Illinois. Defendants filed a motion to dismiss the complaint on October 9, 2009.

Palm Beach County, Florida v. Priceline.com, Inc., et al.:  On August 5, 2009, the Company accepted service of the complaint.  The County has stated that it intends to file an amended complaint, and the parties have agreed that no response by the Company to the initial complaint is required.

Brevard County, Florida v. Priceline.com Inc., et. al.:  On October 6, 2009, the Company accepted service of the complaint.  The defendants’ response to the complaint is due by December 4, 2009.

The Company intends to defend vigorously against the claims in all of the proceedings described above.

Judicial Actions Relating to Assessments Issued by Individual Cities and Counties

After administrative remedies have been exhausted, the Company may seek judicial review of assessments issued by an individual city, county or state.

Four judicial actions relating to assessments issued by individual cities and counties were pending during the three months ended September 30, 2009.

•      Priceline.com Inc. v. Indiana Dept. of Revenue

•      Priceline.com, Inc. et al. v. Broward County, Florida

•      Priceline.com, Inc. et al. v. City of Anaheim, California, et al.

•      Priceline.com Inc. et al. v. City of San Francisco, California, et al.

A discussion of each of the legal proceedings listed above can be found in the section titled “Legal Proceedings” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and in the 10-Q for the three months ended June 30, 2009.

The following developments regarding such legal proceedings occurred during or after the three months ended September 30, 2009:

Priceline.com Inc. v. Indiana Dept. of Revenue:  The parties are presently conducting discovery.

Priceline.com, Inc. et al. v. Broward County, Florida:  On August 25, 2009, plaintiff online travel companies filed their complaint.  On October 7, 2009, defendant filed its answer.

Priceline.com Inc. et al. v. City of Anaheim et al.:  On July 15, 2009, the City filed a motion for denial of the Company’s petition for writ of administrative mandamus to overturn the decision of the administrative hearing officer.  On September 21, 2009, the Company filed its opposition to the City’s motion for denial of the petition for writ of administrative mandamus, and filed an affirmative motion for judgment granting the writ.  On October 2, 2009, the City filed its combined reply in support of its motion and opposition to the Company’s motion.  On October 8, 2009, the Company filed its reply brief in support of its motion for judgment.  On October 16, 2009, oral argument was heard on the motions for judgment.  Oral argument was continued, and resumed on November 4, 2009.

On May 22, 2009, the City filed a petition seeking appellate review of the order on the “pay to play” issue; opposition and reply briefs followed.  On June 11, 2009, the Court of Appeal denied the City’s petition.  On June 18, 2009, the City filed a petition for review with the California Supreme Court; an opposition was filed on July 9, 2009.  On August, 26, 2009, the California Supreme Court granted the City’s petition for review of the “pay to play” issue and ordered the Court of Appeal to issue an order to show cause.  On September 4, 2009, the Court of Appeal issued the order to show cause and set a hearing on the matter for November 19, 2009.  The parties are in the process of briefing the appeal.

In separate proceedings initiated on September 11, 2008, in the California Superior Court for the County of Orange, the Company, along with other online travel companies, challenged the City’s use of contingency fee counsel in hotel occupancy tax proceedings.  On October 31, 2008, the court denied the petition.  The Company and the other online travel companies appealed that ruling to the California Court of Appeal, Fourth Appellate District.  Briefing on the appeal was completed on May 12, 2009, and oral argument was heard on October 19, 2009.  The issue was taken under submission by the court.

Priceline.com, Inc. et al. v. City of San Francisco, California, et al.:  On July 16, 2009, the Company paid the assessment issued by the City and County of San Francisco on May 15, 2009, and charged the amount against its reserve for hotel occupancy and other taxes.  On August 4, 2009, the Company filed an administrative refund claim; which was denied.  The Company intends to file an amended complaint.  The parties are presently conducting discovery.

The Company intends to prosecute vigorously its claims in these actions.

Consumer Class Actions

Two purported class actions brought by consumers against the Company were pending during the three months ended September 30, 2009.

•      Marshall, et al. v. priceline.com, Inc.

•      Chiste, et al. v. priceline.com Inc., et al.

A discussion of each of the legal proceedings listed above can be found in the section titled “Legal Proceedings” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and in the form 10-Q for the period ended June 30, 2009.

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

During the three months ended March 31, 2009, the Company received audit notices from twenty-eight cities in the state of California. During the three months ended June 30, 2009, the Company received audit notices from four additional cities in the state of California.  During and after the three months ended September 30, 2009, the Company received audit notices from four additional cities in the state of California. The Company is engaged in audit proceedings in each of those cities.

Other Recent Developments

On June 29, 2009, the City of New York amended its hotel occupancy tax ordinance, effective September 1, 2009, purporting to impose obligations and liability on third party intermediaries, including online travel companies, for tax on the amounts (including booking and service fees) charged by such intermediaries relating to a room reservation.  The hotel occupancy tax rate for New York City in the amended statute is 5.875%.  The Company evaluated the amended ordinance and has begun to collect and intends to remit tax in accordance therewith.

Litigation Related to Securities Matters

On March 16, March 26, April 27, and June 5, 2001, respectively, four putative class action complaints were filed in the U.S. District Court for the Southern District of New York naming priceline.com Inc. and five of its directors as defendants (01 Civ. 2261, 01 Civ. 2576, 01 Civ. 3590 and 01 Civ. 4956).  The complaints allege, among other things, that priceline.com and the individual defendants violated the federal securities laws by issuing and selling priceline.com common stock in priceline.com’s March 1999 initial public offering without disclosing to investors that some of the underwriters in the offering, including the lead underwriters, had allegedly solicited and received excessive and undisclosed commissions from certain investors.  A complete description of these actions is contained in the Company’s annual report on Form 10-K for the year ended December 31, 2008.  Since the filing of such report, and after extensive negotiations, the parties reached a comprehensive settlement on or about March 30, 2009.  On April 2, 2009, plaintiffs filed a Notice of Motion for Preliminary Approval of Settlement.  On June 9, 2009, the court granted the motion and scheduled the hearing for final approval for September 10, 2009.  The settlement, previously approved by a special committee of the priceline.com Board of Directors, compromised the claims against priceline.com for approximately $0.3 million. The court issued an order granting final approval of the settlement on October 5, 2009.

The Company intends to defend vigorously against the claims in all of the proceedings described in this Note 11.  The Company has accrued for certain legal contingencies where it is probable that a loss has been incurred and the amount can be reasonably estimated.  Except as disclosed, such amounts accrued are not material to the Company’s Unaudited Consolidated Balance Sheets and provisions recorded have not been material to the consolidated results of operations.  The Company is unable to estimate the potential maximum range of loss.

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

Over the last several years, our business has transitioned from one driven primarily by domestic results to one driven primarily by international results.  Prior to 2004, substantially all of our revenues were generated within the United States.  In September 2004, we acquired Booking.com Limited (formerly known as Active Hotels Ltd.), a U.K.-based online hotel service; in July 2005, we acquired Booking.com B.V., a Netherlands-based online hotel service (together with Booking.com Limited, “Booking.com”); and in November 2007, we acquired priceline.com Mauritius Company Limited (formerly known as the Agoda Company, Ltd.), an online hotel service with operations in Singapore and Thailand (“Agoda”).  During the nine months ended September 30, 2009, our international business — the significant majority of which is currently generated by Booking.com — represented approximately 60% of our gross bookings (an operating and statistical metric referring to the total dollar value, inclusive of all taxes and fees, of all travel services purchased by our customers), and approximately 70% of our consolidated operating income.  Given that our international business is primarily comprised of hotel reservation services, revenue earned in connection with the reservation of hotel room nights has come to represent a substantial majority of our gross profit.

Worldwide recession is negatively affecting the broad travel market and, as a result, our business.  Since late 2007, global economic and financial market conditions have worsened markedly, creating uncertainty for consumers and pressuring consumer spending on travel.  Hotel operators have reported significant decreases in occupancy rates (a common metric that measures hotel customer usage) and average daily rates (“ADRs”) in the United States, Europe and Asia for the past several quarters.  We believe the worldwide recession and these weakening travel market trends, including, without limitation, decreased consumer demand, further deterioration in ADRs and increases in cancellations, have had a negative impact on our business, particularly in Europe, and will continue to have a negative impact in the near term.  We believe that, to date, the positive trends impacting our domestic and international business largely overshadowed these negative influences.  We cannot predict the magnitude or duration of this worldwide recession.

We believe our recent performance has been aided by several factors that may not be present in future periods.  First, we believe our financial results improved in the third quarter 2009 due to weakening economic conditions in the third quarter of 2008 (i.e., we began to see the effects of the worldwide recession on our business at the end of the third quarter 2008), which has resulted in favorable year-over-year comparisons.  Second, as discussed in more detail below, in spring of 2009, several major online travel agents matched our elimination of airline ticket booking fees and reduction of price-disclosed hotel booking fees, which we believe has caused a general increase in traffic to online travel agents overall as compared to supplier websites.  In addition, several major suppliers have discounted or reduced their fares or rates, which we believe has helped to stimulate demand for leisure travel.  We believe that these factors, among others, impacted our third quarter 2009 financial results and helped our business perform well in the wake of the world wide recession; these positive influences may not be present in future periods.

Over the last year, the hotel industry has experienced a significant decrease in occupancy rates and we have experienced slowing demand growth, an increase in reservation cancellation rates and declining ADRs.  While lower occupancy rates have historically resulted in hotel suppliers increasing their distribution of hotel room reservations through third-party intermediaries such as us, our remuneration for hotel transactions changes proportionately with room price, and therefore, lower ADRs generally have a negative effect on our hotel business and a negative effect on our gross profit.

We believe the current worldwide recession and lower ADRs are also responsible for the increase in the number of hotel cancellations, particularly at our international operations.  Our international operations distribute hotel room reservations primarily through an “agency” model where reservations are generally cancellable, as opposed to “merchant” models operated by us (principally in the U.S.) and our competition and through which reservations are paid for in advance and therefore less likely to be cancelled.  As ADRs decline, customers who have existing reservations may cancel those reservations and rebook at a lower rate, and in times of economic stress, travelers are more likely to cancel their vacation plans outright.  While decreasing ADRs and a worldwide recession make it relatively more attractive for consumers to make a cancellable agency reservation than a pre-paid reservation, our agency business will likely have higher cancellation rates compared to companies that offer predominantly merchant model hotel room reservations.

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

As our international operations have become significant contributors to our results and international hotel bookings have become of increased importance to our earnings, we have seen, and expect to continue to see, changes in certain of our operating expenses and other financial metrics.  For example, because our international operations utilize online search and affiliate marketing as the principal means of generating traffic to their websites, our online advertising expense has increased significantly over recent years, a trend we expect to continue throughout the remainder of 2009 and beyond.  In addition, and as discussed in more detail below, we have seen the effects of seasonal fluctuations on our operating results change as a result of different revenue recognition policies that apply to our price-disclosed services (including our international hotel service) as compared to our Name Your Own Price® services.

Another impact of the growing importance that our international operations represent to our business is our increased exposure to foreign currency exchange risk.  Because we are conducting a significant and growing portion of our business outside the United States and are reporting our results in U.S. Dollars, we face exposure to adverse movements in currency exchange rates as the financial results of our international operations are translated from local currency (principally the Euro and the British Pound Sterling) into U.S. Dollars upon consolidation.  Our international operations contributed approximately $316.9 million and $629.1 million to our revenues for the three and nine months ended September 30, 2009, which compares to $223.7 million and $492.3 million for the same periods in 2008, respectively.  Revenue attributable to our international operations increased, on a local currency basis, by approximately 50% and 42% in the three and nine months ended September 30, 2009, respectively compared to the same periods in 2008.  The U.S. Dollar generally weakened from when we acquired Booking.com B.V. in July 2005, until mid-2008, and as a result, the year-over-year growth rates in our international results, when reported in U.S. Dollars, were positively impacted by changes in foreign exchange rates.  Since mid-2008 until recently, the U.S. Dollar strengthened against the Euro and the British Pound Sterling, which has caused a decrease in our net assets, revenues, operating expenses and it has become increasingly difficult for us to grow our gross bookings, revenues and earnings on a U.S. Dollar denominated basis.  Recently, the U.S. Dollar has again weakened against the Euro and the British Pound Sterling. In general, if the U.S. Dollar weakens against the local currency, the translation of our foreign-currency-denominated balances will result in increased net assets, gross bookings, revenues, operating expenses, and net income.

As of September 30, 2009, derivatives not designated as hedging instruments with a notional value of 20 million Euros were outstanding.  Subsequent to September 30, 2009, we entered into additional derivatives with a notional value of 10 million Euros and 5 million British Pounds Sterling.  These contracts are all scheduled to mature in December 2009.  As of September 30, 2008, derivatives with notional values of 25.0 million Euros were outstanding.  Our derivative instruments are not designed to hedge against currency fluctuation that could impact our foreign currency denominated gross bookings, revenue or gross profit.  As of September 30, 2009, the Company had forward currency contracts for 136.7 million Euros to hedge a portion of our net investment in a foreign subsidiary against adverse change in exchange rates.  These contracts are all short-term in nature.  Mark-to-market adjustments for the net investment hedges are recorded as currency translation adjustments.

In April 2009, the World Health Organization (WHO) issued a Disease Outbreak Notice confirming the infection of a number of people in Mexico and the United States by Influenza H1N1.  Shortly thereafter, the WHO declared Influenza H1N1 a public health emergency of international concern and stated that containment of the outbreak is not feasible.  We are unable to predict the scope or duration of Influenza H1N1 outbreak or its impact on the travel industry generally, or our business in particular. However, concerns relating to the health risk posed by Influenza H1N1 could result in decreased demand for our travel services and an increase in cancellations of existing travel plans, either of which could adversely affect our business.  In addition, an outbreak of Influenza H1N1 could disrupt our workforce or the workforces of suppliers or third-party service providers upon which we rely.

Domestic Trends.  Competition in the domestic online travel market remains intense and traditional online travel companies are creating new promotions and consumer value features in an effort to gain competitive advantage.  In June 2007, we eliminated processing fees for our price-disclosed airline ticket service, and in April 2008, we reduced processing fees for our domestic price-disclosed merchant hotel room service.  As a result, since those dates, we had a pricing advantage against other major online travel agents with respect to these travel services.  Starting in March 2009, Expedia launched a promotion temporarily suspending air booking fees for bookings made through May 31, 2009, and later made such suspension permanent.  Later in March 2009, Travelocity matched the Expedia promotion and in April 2009, Orbitz followed.  As a result, we no longer have the price advantage that we have had against our major competitors on price-disclosed airline tickets since June 2007.  Similarly, in April 2009, each of Expedia and Orbitz temporarily reduced booking fees on hotel room reservations, and later made such reduction permanent, and we therefore no longer have a price advantage over those companies on price-disclosed merchant hotel rooms.  Our growth rates in these businesses may be adversely impacted as a result of no longer having a price advantage.  In addition, in October 2009, Travelocity announced the waiver of its cancellation and change fees for hotel and vacation packages, as well as an expanded hotel guarantee, under which consumers who book a hotel room and then find a lower published rate for the same room anytime before the day of check-in are eligible to receive a refund of the difference, and until December 31, 2009, a $50 credit toward future bookings.

Large, established Internet companies with substantial resources and expertise in developing online commerce and facilitating Internet traffic are creating inroads into the online travel market.  Google recently launched Google City Tours, an application that offers multi-day travel itineraries in destinations around the world.  In addition, Microsoft recently launched Bing Travel, a “meta-search” site based on its Farecast application, which searches for airfare and hotel reservations online and predicts the best time to purchase them.  Meta-search sites leverage their search technology to aggregate travel search results across supplier, travel agent and other websites.  Google City Search could evolve into a meta-search site and either or both of Google City Search or Bing Travel could evolve into more traditional online travel services which could compete directly with our services.

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

We believe that our success will depend in large part on our ability to maintain profitability, primarily from our hotel business, to continue to promote the Booking.com brand internationally, the priceline.com brand in the United States, the Agoda brand in Asia and, over time, to offer other travel services and further expand into other international markets. Factors beyond our control, such as worldwide recession, terrorist attacks, travel related health concerns including pandemics and epidemics such as Influenza H1N1, avian bird flu and SARS, political instability, regional hostilities, increases in fuel prices, imposition of taxes or surcharges by regulatory authorities, travel related accidents, unusual weather patterns, including natural disasters such as hurricanes, tsunamis or earthquakes; or the withdrawal from our system of a major hotel supplier or airline, could adversely affect our business and results of operations and impair our ability to effectively implement all or some of the initiatives described above.  For example, recent civil unrest in Thailand, a key market for our Agoda business, negatively impacted booking volumes at the time and future civil or political unrest would further disrupt Agoda’s business.  We intend to continue to invest in marketing and promotion, technology and personnel within parameters consistent with attempts to improve operating results.  We also intend to broaden the scope of our business, and to that end, we explore strategic alternatives from time to time in the form of, among other things, mergers and acquisitions. Our goal is to improve volume and sustain gross margins in an effort to maintain profitability. The uncertain environment described above makes the prediction of future results of operations difficult, and accordingly, we cannot provide assurance that we will sustain revenue growth and profitability.

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

Results of Operations

Three and Nine Months Ended September 30, 2009 compared to the Three and Nine Months Ended September 30, 2008

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

Gross bookings resulting from hotel room night reservations, rental car days and airline tickets sold through our domestic and international operations for the three and nine months ended September 30, 2009 and 2008 were as follows (numbers may not total due to rounding):

	Three Months Ended September 30, (in millions)			Nine Months Ended September 30, (in millions)
	2009	2008	Change	2009	2008	Change

Domestic	$999	$800	24.9%	$2,814	$2,393	17.6%
International	1,724	1,251	37.8%	4,231	3,526	20.0%
Total	$2,723	$2,050	32.8%	$7,046	$5,919	19.0%

Gross bookings resulting from hotel room nights, rental car days and airline tickets sold through our agency and merchant models for the three and nine months ended September 30, 2009 and 2008 were as follows (numbers may not total due to rounding):

	Three Months Ended September 30, (in millions)			Nine Months Ended September 30, (in millions)
	2009	2008	Change	2009	2008	Change

Agency	$2,131	$1,604	32.9%	$5,425	$4,631	17.2%
Merchant	592	447	32.6%	1,620	1,288	25.8%
Total	$2,723	$2,050	32.8%	$7,046	$5,919	19.0%

Gross bookings increased by 32.8% for the three months ended September 30, 2009, compared to the same period in 2008, despite year-over-year declines in average selling prices in all of our hotel and airline ticket services in most markets.  The increase in gross bookings was primarily attributable to 37.8% growth in our international gross bookings, virtually all of which relate to retail hotel room night reservations.  International gross bookings increased on a local currency basis by approximately 49% in the three months ended September 30, 2009, compared to the same period in 2008.  Domestic gross bookings increased by 24.9%, primarily due to growth in the sale of price-disclosed airline tickets, Name Your Own Price® hotel room night reservations, merchant price-disclosed hotel room night reservations and price-disclosed rental car days, partially offset by a decline in Name Your Own Price® airline tickets.

Gross bookings increased by 19.0% for the nine months ended September 30, 2009, compared to the same period in 2008, despite year-over-year declines in average selling prices in all of our hotel and airline ticket services in most markets.  The increase in gross bookings was primarily attributable to 20.0% growth in our international gross bookings.  Domestic gross bookings increased by 17.6% for the nine months ended September 30, 2009, compared to the same period in 2008, primarily due to growth in the sale of Name Your Own Price® hotel room night reservations, price-disclosed airline tickets, merchant price-disclosed hotel room night reservations and Name Your Own Price® rental car days, partially offset by a decline in Name Your Own Price® airline tickets.

Agency gross bookings increased 32.9% and 17.2% for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008, due to growth in the sale of Booking.com hotel room night reservations, price-disclosed airline tickets and price-disclosed rental car days.  Merchant gross bookings increased 32.6% and 25.8% for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008, due to an increase in the sale of Name Your Own Price® hotel room night reservations, Agoda merchant price-disclosed hotel room night reservations and domestic merchant price-disclosed hotel room night reservations, partially offset by a decline in Name Your Own Price® airline tickets.

	Hotel Room Nights	Rental Car Days	Airline Tickets

Three Months ended September 30, 2009	17.9 million	2.6 million	1.5 million

Three Months ended September 30, 2008	11.4 million	2.3 million	1.2 million

Nine Months ended September 30, 2009	46.3 million	8.9 million	4.6 million

Nine Months ended September 30, 2008	31.7 million	7.8 million	3.7 million

Hotel room night reservations sold increased by 56.3% and 46.2% for the three and nine months ended September 30, 2009, respectively, over the same periods in 2008, due primarily to an increase in the sale of Booking.com agency room night reservations, as well as an increase in the sale of Name Your Own Price® room night reservations and Agoda and domestic price-disclosed room night reservations.

Rental car days sold increased by 11.6% and 14.1% for the three and nine months ended September 30, 2009, respectively, over the same periods in 2008, due primarily to an increase in the sale of price-disclosed rental car days, as well as an increase in Name Your Own Price® rental car days.

Airline tickets sold increased by 30.2% and 23.5% for the three and nine months ended September 30, 2009, respectively, over the same periods in 2008, due to an increase in the sale of price-disclosed airline tickets, partially offset by a decline in Name Your Own Price® airline tickets.

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

We continue to experience a shift in the mix of our travel business from a business historically focused exclusively on the sale of domestic point-of-sale travel services to a business that includes significant sales of international point-of-sale hotel services, a significant majority of which are currently generated in Europe.  Because our domestic services include merchant Name Your Own Price® travel services, which are reported on a “gross” basis, while both our domestic and international retail travel services are primarily recorded on a “net” basis, revenue increases and decreases are impacted by changes in the mix of the sale of Name Your Own Price® and retail travel services and, consequently, gross profit has become an increasingly important measure of evaluating growth in our business.  Our international operations contributed approximately $316.9 million and $629.1 million to our revenues for the three and nine months ended September 30, 2009, which compares to $223.7 million and $492.3 million for the same periods in 2008, respectively.  Revenue attributable to our international operations increased, on a local currency basis, by approximately 50% and 42% in the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008.

	Three Months Ended September 30,			Nine Months Ended September 30,
	($000)%			($000)%
	2009	2008	Change	2009	2008	Change
Merchant Revenues	$400,314	$323,957	23.6%	$1,130,169	$949,345	19.0%
Agency Revenues	323,188	232,638	38.9%	647,899	515,819	25.6%
Other Revenues	7,158	5,014	42.8%	18,391	13,600	35.2%
Total Revenues	$730,660	$561,609	30.1%	$1,796,459	$1,478,764	21.5%

Merchant Revenues

Merchant revenues for the three and nine months ended September 30, 2009 increased 23.6% and 19.0%, respectively, compared to the same periods in 2008, primarily due to an increase in the sale of Name Your Own Price® hotel room night reservations and rental car days, partially offset by a decline in Name Your Own Price® airline tickets.

Agency Revenues

Agency revenues for the three and nine months ended September, 2009 increased 38.9% and 25.6%, respectively, compared to the same periods in 2008, primarily as a result of growth in our international operations.

Other Revenues

Other revenues during the three and nine months ended September 30, 2009 consisted primarily of advertising.  Other revenues for the three and nine months ended September 30, 2009 increased 42.8% and 35.2%, respectively, compared to the same periods in 2008, primarily as a result of higher online advertising revenues and increased traffic.

Cost of Revenues and Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
	($000)%			($000)%
	2009	2008	Change	2009	2008	Change
Cost of Revenues	$296,654	$245,531	20.8%	$848,885	$727,858	16.6%
% of Revenues	40.6%	43.7%		47.3%	49.2%

Cost of Revenues

For the three and nine months ended September 30, 2009, cost of revenues consisted primarily of: (1) the cost of Name Your Own Price® hotel room reservations from our suppliers, net of applicable taxes, (2) the cost of Name Your Own Price® rental cars from our suppliers, net of applicable taxes; and (3) the cost of Name Your Own Price® airline tickets from our suppliers, net of the federal air transportation tax, segment fees and passenger facility charges imposed in connection with the sale of airline tickets.  Cost of revenues for the three and nine months ended September 30, 2009 increased by 20.8% and 16.6%, respectively, compared to the same periods in 2008, due primarily to the increase in merchant revenue discussed above.  Merchant price-disclosed hotel revenues in the U.S. and at Agoda are recorded in merchant revenues net of the amounts paid to suppliers and therefore, there is no associated cost of revenues for merchant price-disclosed hotel revenues.

Agency revenues are recorded at their net amount, which are amounts received less amounts paid to suppliers, if any, and therefore, there are no costs of agency revenues.

Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
	($000)%			($000)%
	2009	2008	Change	2009	2008	Change
Gross Profit	$434,006	$316,078	37.3%	$947,574	$750,906	26.2%
Gross Margin	59.4%	56.3%		52.7%	50.8%

Total gross profit for the three and nine months ended September 30, 2009 increased by 37.3% and 26.2%, respectively, compared to the same periods in 2008, primarily as a result of increased revenue discussed above.  Total gross margin (gross profit expressed as a percentage of total revenue) increased during the three and nine months ended September 30, 2009, compared to the same periods in 2008, because Name Your Own Price® revenues, which are recorded “gross” with a corresponding cost of revenue, represented a smaller percentage of total revenues compared to retail, price-disclosed revenues which are primarily recorded “net” with no corresponding cost of revenues.  Because Name Your Own Price® transactions are reported “gross” and retail transactions are primarily recorded on a “net” basis, we believe that gross profit has become an increasingly important measure of evaluating growth in our business.  Our international operations accounted for approximately $316.0 million and $626.5 million of our gross profit for the three and nine months ended September 30, 2009, respectively, which compares to $222.5 million and $489.2 million for the same periods in 2008, respectively.  Gross profit attributable to our international operations increased, on a local currency basis, by approximately 50% and 42% in the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008.

Operating Expenses

Advertising

	Three Months Ended September 30,			Nine Months Ended September 30,
	($000)%			($000)%
	2009	2008	Change	2009	2008	Change
Offline Advertising	$8,474	$8,293	2.2%	$30,293	$30,252	0.1%
% of Total Gross Profit	2.0%	2.6%		3.2%	4.0%
Online Advertising	$115,103	$84,291	36.6%	$273,327	$214,952	27.2%
% of Total Gross Profit	26.5%	26.7%		28.8%	28.6%

Offline advertising expenses consist primarily of: (1) the expenses associated with domestic television, print and radio advertising; and (2) the cost for creative talent, production costs and agency fees for television, print and radio advertising.  For the three months ended September 30, 2009, offline advertising expenses were higher than in the same period in 2008 primarily as a result of increased television advertising.  For the nine months ended September 30, 2009, offline advertising expenses were flat compared to the same period in 2008.  Online advertising expenses primarily consist of the costs of (1) search engine keyword purchases; (2) affiliate programs; (3) banner and pop-up advertisements; and (4) e-mail campaigns.  For the three and nine months ended September 30, 2009, online advertising expenses increased over the same periods in 2008, primarily due to an increase in online advertising expenses to support increased price-disclosed agency hotel room night reservations booked by Booking.com as well as increased U.S. travel bookings, partially offset by the impact of foreign currency exchange rates.  Our international operations rely primarily on online advertising, in particular keyword purchases and payments to affiliate advertisers, to support their businesses.

Sales and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
	($000)%			($000)%
	2009	2008	Change	2009	2008	Change
Sales and Marketing	$24,473	$21,452	14.1%	$63,583	$57,715	10.2%
% of Total Gross Profit	5.6%	6.8%		6.7%	7.7%

Sales and marketing expenses consist primarily of (1) credit card processing fees associated with merchant transactions; (2) fees paid to third-party service providers that operate the call centers for our priceline.com business; (3) provisions for credit card chargebacks; and (4) provisions for bad debt primarily related to agency hotel commission receivables.  For the three and nine months ended September 30, 2009, sales and marketing expenses, which are substantially variable in nature, increased over the same periods in 2008, primarily due to increased credit card processing fees and call center costs associated with increased gross booking volumes, partially offset by decreased bad debt provision and the impact of foreign currency exchange rates.  Bad debt provision for the nine months ended September 30, 2008 includes a charge of approximately $1.4 million associated with the bankruptcies of two of our airline suppliers.

Personnel

	Three Months Ended September 30,			Nine Months Ended September 30,
	($000)%			($000)%
	2009	2008	Change	2009	2008	Change
Personnel	$50,959	$45,259	12.6%	$135,333	$121,787	11.1%
% of Total Gross Profit	11.7%	14.3%		14.3%	16.2%

Personnel expenses consist of compensation to our personnel, including salaries, bonuses, taxes, employee health benefits and stock-based compensation. For the three and nine months ended September 30, 2009, personnel expenses increased over the same periods in 2008, due primarily to increased compensation expenses associated with headcount growth and increased stock-based compensation expense, partially offset by the impact of foreign currency exchange rates.  Stock-based compensation expense was approximately $10.9 million and $10.1 million for the three months ended September 30, 2009 and 2008, respectively, and approximately $32.7 million and $29.1 million for the nine months ended September 30, 2009 and 2008, respectively.

General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	($000)%			($000)%
	2009	2008	Change	2009	2008	Change
General and Administrative	$19,367	$13,524	43.2%	$48,881	$39,519	23.7%
% of Total Gross Profit	4.5%	4.3%		5.2%	5.3%

General and administrative expenses consist primarily of: (1) fees for outside professionals, including litigation expenses; (2) occupancy expenses; and (3) personnel related expenses such as recruiting, training and travel expenses. General and administrative expenses increased during the three and nine months ended September 30, 2009, over the same periods in 2008, due to additional fees for outside professionals, including litigation expenses primarily related to hotel occupancy and other tax proceedings, and increased occupancy expenses associated with new Booking.com offices, partially offset by the impact of foreign currency exchange rates. Additionally, we recorded a charge in the amount of $3.7 million for the three and nine months ended September 30, 2009 related to a judgment in a lawsuit involving hotel occupancy taxes (see Note 11 to the Unaudited Consolidated Financial Statements for further details).

Information Technology

	Three Months Ended September 30,			Nine Months Ended September 30,
	($000)%			($000)%
	2009	2008	Change	2009	2008	Change
Information Technology	$4,777	$4,402	8.5%	$14,002	$13,688	2.3%
% of Total Gross Profit	1.1%	1.4%		1.5%	1.8%

Information technology expenses consist primarily of: (1) system maintenance and software license fees; (2) outsourced data center costs relating to our domestic and international data centers; (3) data communications and other expenses associated with operating our Internet sites; and (4) payments to outside consultants. For the three and nine months ended September 30, 2009, the increase in information technology expenses compared to the same periods in 2008 was primarily associated with increased information technology expenses related to our international operations, partially offset by a decrease in information technology expenses related to our domestic operations.

Depreciation and Amortization

	Three Months Ended September 30,			Nine Months Ended September 30,
	($000)%			($000)%
	2009	2008	Change	2009	2008	Change
Depreciation and Amortization	$10,098	$10,935	(7.7)%	$29,182	$32,352	(9.8)%
% of Total Gross Profit	2.3%	3.5%		3.1%	4.3%

Depreciation and amortization expenses consist of:  (1) amortization of intangible assets with determinable lives; (2) amortization of internally developed and purchased software, (3) depreciation of computer equipment; and (4) depreciation of leasehold improvements, office equipment and furniture and fixtures.  For the three and nine months ended September 30, 2009, depreciation and amortization expense decreased from the same periods in 2008 by $0.8 million and $3.2 million, respectively.  Amortization of acquired intangible assets for the three and nine months ended September 30, 2009 decreased by $0.9 million and $3.0 million, respectively, primarily due to fully amortizing certain intangibles during the nine months ended September 30, 2008.

Other Income (Expense)

	Three Months Ended September 30,			Nine Months Ended September 30,
	($000)%			($000)%
	2009	2008	Change	2009	2008	Change
Interest Income	$471	$3,061	(84.6)%	$1,695	$10,138	(83.3)%
Interest Expense	(5,911)	(7,739)	(23.6)%	(19,221)	(27,321)	(29.6)%
Foreign Currency Transactions and Other	(1,220)	3,587	(134.0)%	(1,283)	(1,508)	(15.0)%
Total	$(6,660)	$(1,091)	510.4%	$(18,809)	$(18,691)	0.6%

For the three and nine months ended September 30, 2009, interest income on cash and marketable securities decreased over the same periods in 2008, principally due to lower prevailing interest rates.  Interest expense decreased for the three and nine months ended September 30, 2009, as compared to the same periods in 2008, primarily due to convertible debt conversions.  See Note 1 to our Unaudited Consolidated Financial Statements for further details on the effect on interest expense of adopting a new accounting standard that impacts the accounting for convertible debt that may be settled in cash.  “Foreign currency transactions and other” includes foreign exchange losses of $1.7 million and $2.5 million for the three and nine months ended September 30, 2009, respectively, and foreign exchange gains of $5.3 million and $1.0 million for the three and nine months ended September 30, 2008, respectively, related to foreign exchange derivative contracts.  Foreign exchange gains of $0.8 million and losses of $1.5 million on transactions were recorded for the three and nine months ended September 30, 2009, respectively, compared to $1.2 million and $1.9 million of losses for the three and nine months ended September 30, 2008, respectively.  A loss of $0.4 million and a gain of $2.7 million for the three and nine months ended September 30, 2009, respectively, resulted from convertible debt conversions.  See Note 1 to our Unaudited Consolidated Financial Statements for details about the adjustment to other income (expense) for the three and nine months ended September 30, 2008.  In addition, “Foreign Currency Transactions and Other” includes a loss of $0.8 million for the three and nine months ended September 30, 2008 to reflect a permanent impairment in the value of a corporate note included in long-term investments.

Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	($000)%			($000)%
	2009	2008	Change	2009	2008	Change
Income Tax Benefit (Expense)	$124,887	$(40,445)	(408.8)%	$76,851	$(70,209)	(209.5)%

Income tax benefit for the three and nine months ended September 30, 2009 differs from the expected tax provision at the U.S. statutory tax rate of 35%, principally because it includes a benefit of $181.9 million resulting from the reversal of a portion of the valuation allowance on our deferred tax asset.  Other items contributing to the difference between our effective tax rate and the statutory rate for the three and nine months ended September 30, 2009 and 2008 include lower foreign tax rates and the foreign tax benefit of interest expense on intercompany debt, U.S. tax on certain foreign income, non-deductible expenses and state income taxes.  Due to our significant net operating loss carryforwards, we do not expect to pay significant cash taxes on our U.S. federal taxable income for the foreseeable future.  We expect to make cash payments for international taxes, U.S. state income taxes and U.S. federal alternative minimum tax.  Income tax expense, excluding the aforementioned $181.9 million benefit, for the three and nine months ended September 30, 2009 increased over the same periods in 2008, primarily due to increased earnings in 2009 and increased domestic earnings, which are taxed at a higher statutory rate than our foreign earnings.  See Note 10 to our Unaudited Consolidated Financial Statements for details about the income tax benefit for the three and nine months ended September 30, 2009.

Equity in Income (Loss) of Investees

	Three Months Ended September 30,			Nine Months Ended September 30,
	($000)%			($000)%
	2009	2008	Change	2009	2008	Change
Equity in Income (Loss) of Investees	$—	$(97)	(100.0)%	$2	$(263)	(100.8)%

Equity in income (loss) of investees for the nine months ended September 30, 2009 and the three and nine months ended September 30, 2008 represents our pro rata share of pricelinemortgage.com’s net results. In July 2009, pricelinemortgage.com was dissolved, and we received $8.9 million in cash for our 49% equity investment in pricelinemortgage.com. We do not expect the dissolution of our investment in pricelinemortgage.com to materially impact future periods.

Noncontrolling Interests

	Three Months Ended September 30,			Nine Months Ended September 30,
	($000)%			($000)%
	2009	2008	Change	2009	2008	Change
Noncontrolling Interests	$—	$1,803	(100.0)%	$—	$(3,378)	(100.0)%

In September 2008, we repurchased all of the remaining outstanding shares of priceline.com International and, as a result, there are no longer any noncontrolling interests in priceline.com International.  See Note 1 to our Unaudited Consolidated Financial Statements for further details.

Liquidity and Capital Resources

As of September 30, 2009, we had $719.3 million in cash, cash equivalents and short-term investments.  Approximately $427.5 million of our cash and cash equivalents and short-term investments are held by our international subsidiaries and are denominated primarily in Euros and, to a lesser extent, in British Pounds Sterling.  Cash equivalents and short-term investments are primarily comprised of foreign government securities, U.S. Treasury money market accounts and U.S. government securities.

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

Net cash provided by operating activities for the nine months ended September 30, 2009, was $363.4 million, resulting from net income of $411.0 million and net favorable changes in working capital of $27.5 million, partially offset by a net unfavorable impact of $75.1 million for non-cash items not affecting cash flows.  Non-cash items include the benefit of $181.9 million from the reversal of the remaining valuation allowance on our deferred tax assets related to NOLs generated from our operating losses, stock-based compensation expense, depreciation and amortization, primarily from acquisition-related intangible assets, amortization of debt discount and gain on conversions of our convertible notes.  The changes in working capital for the nine months ended September 30, 2009, were related to an $89.8 million increase in accounts payable, accrued expenses and other current liabilities and a $8.9 million decrease in prepaid expenses and other current assets partially offset by a $73.9 million increase in accounts receivable.  The increase in these working capital balances was primarily related to seasonality and increases in business volume.  Our bookings and revenues are generally higher in the third quarter of the year than in the fourth quarter of the year which results in higher accounts receivable, accounts payable and deferred merchant bookings at September 30 compared to December 31.  We do not believe there has been any material change in credit risk regarding our accounts receivable.

Net cash provided by operating activities for the nine months ended September 30, 2008 was $235.2 million, resulting from net income of $151.5 million, non-cash items not affecting cash flows of $105.0 million and partially offset by $21.3 million of changes in working capital.  The changes in working capital for the nine months ended September 30, 2008, were primarily related to an $81.0 million increase in accounts receivable, partially offset by a $58.5 million increase in accounts payable, accrued expenses and other current liabilities.  The increase in accounts receivable is primarily due to significant revenue growth for our international operations.  The increases in accounts receivable and accounts payable are also seasonal in nature.  Non-cash items were primarily associated with deferred income tax benefit, stock-based compensation expense, depreciation and amortization, primarily related to acquisition-related intangible assets and amortization of debt discount.

Net cash used in investing activities was $239.4 million for the nine months ended September 30, 2009.  Investing activities were affected by $239.6 million net purchase of securities, $8.9 million received in connection with the dissolution of pricelinemortgage.com and a reduction in restricted cash of $1.2 million.   Net cash used in investing activities was $98.3 million for the nine months ended September 30, 2008.  Investing activities were affected by the purchase of $153.6 million of stock in priceline.com International held by minority interest shareholders, $1.5 million increase in restricted cash related to our international operations and equity investments of $0.6 million.  Investing activities were also affected by $70.2 million of net maturities of investments for the nine months ended September 30, 2008.  Cash invested in purchases of property and equipment was $9.9 million and $12.9 million for the nine months ended September 30, 2009 and 2008, respectively.

Net cash used in financing activities was approximately $125.2 million for the nine months ended September 30, 2009.  The cash used in financing activities during the nine months ended September 30, 2009 was primarily related to $122.0 million of principal paid upon the conversion of senior notes, $14.2 million of treasury stock purchases, partially offset by $9.4 million of proceeds from the exercise of employee stock options and $1.6 million of excess tax benefits from stock-based compensation.  Net cash used in financing activities was approximately $95.7 million for the nine months ended September 30, 2008.  The cash used in financing activities during the nine months ended September 30, 2008 was primarily related to $102.4 million of principal paid upon the conversion of senior notes, $4.3 million of treasury stock purchases, partially offset by $4.5 million of proceeds from the exercise of employee stock options and $6.5 million of excess tax benefits from stock-based compensation.

Based upon the closing price of our common stock for the prescribed measurement periods during the three months ended September 30, 2009, the contingent conversion thresholds on each of our convertible senior note issues were exceeded.  As a result, the notes (aggregate principal amount $270.9 million) are convertible at the option of the holder as of September 30, 2009 and, accordingly, have been classified as a current liability or as convertible debt in mezzanine on our Unaudited Consolidated Balance Sheet as of that date.  We believe that worldwide recession has increased the likelihood that certain holders, such as investment funds seeking liquidity to fund investor withdrawals, will elect to convert our convertible senior notes prior to maturity. In the nine months ended September 30, 2009, approximately $77.0 million aggregate principal amount of the 2.25% Notes, $32.5 million of the 2011 Notes and $12.5 million of the 2013 Notes were converted.  Based on conversion notices received through November 6, 2009, notes with an aggregate principal amount of $40.6 million will be converted during the three months ending December 31, 2009.  If holders elect to convert, we are required to settle the principal amount of the notes in cash and intend to satisfy any conversion premium in shares of common stock.  We would likely fund the repayment of the principal amount with existing cash, cash equivalents and short-term investments (totaling approximately $719.3 million at September 30, 2009) and borrowings under our revolving credit facility.

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

The revolving credit facility provides for the issuance of up to $50.0 million of letters of credit as well as borrowings on same-day notice, referred to as swingline loans, which are available in U.S. Dollars, Euros, British Pounds Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility will be used for working capital and general corporate purposes.  As of September 30, 2009, there were no borrowings outstanding under the facility and we have issued approximately $2.4 million of letters of credit under the revolving credit facility.

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

Off-Balance Sheet Arrangements.

As of September 30, 2009, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

The worldwide recession is negatively affecting the broad travel market and, as a result, our business.  For example, hotels worldwide have reported significant decreases in occupancy rates and average daily rates (“ADRs”) for the past several quarters.  We believe that, to date, the positive trends impacting our domestic and international business largely overshadowed these negative influences.  The worldwide recession has weakened the fundamental demand for our services and could also cause an increase in the number of customers who cancel existing travel reservations with us.

We believe our recent performance has been aided by several factors that may not be present in future periods.  First, we believe our financial results improved in the third quarter 2009 due to weakening economic conditions in the third quarter of 2008 (i.e., we began to see the effects of the worldwide recession on our business at the end of the third quarter 2008), which has resulted in favorable year-over-year comparisons.  Second, as discussed in more detail below, in spring of 2009, several major online travel agents matched our elimination of airline ticket booking fees and reduction of price-disclosed hotel booking fees, which we believe has caused a general increase in traffic to online travel agents overall as compared to supplier websites.  In addition, several major suppliers have discounted or reduced their fares or rates, which we believe has helped to stimulate demand for leisure travel.  We believe that these factors, among others, impacted our third quarter 2009 financial results and helped our business perform well in the wake of the world wide recession; these positive influences may not be present in future periods.

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

We believe the worldwide recession and these weakening travel market trends, including, without limitation, decreased consumer demand, further deterioration in ADRs and increases in cancellations, had a negative impact on our business, particularly in Europe and Asia, and will continue to have a negative impact in the near term.  We cannot predict the magnitude or duration of this worldwide recession.  In addition, the worldwide recession has dramatically restricted the willingness and ability of financial institutions to extend credit.  If we are not able to gain access to funds at an acceptable cost through the credit market, we may be limited, or unable, to pursue certain strategic alternatives such as acquisitions and share repurchases.

Our international operations face risks related to their growth rate and expansion.

Throughout 2006, 2007 and 2008, our international operations experienced significant year-over-year growth in their gross bookings (an operating and statistical metric referring to the total dollar value, inclusive of all taxes and fees, of all travel services purchased by our customers).  This growth rate has contributed significantly to our growth in revenue, gross profit and earnings per share.  Over time, we expect our international operations to experience a decline in their growth rate as the absolute level of their gross bookings grows larger.  We expect other factors to slow the growth rates of our international business, including, for example, the impact of the worldwide recession, any strengthening of the U.S. Dollar versus the Euro, further declines in hotel ADRs, further increases in cancellations, travel market conditions and the competitiveness of the market.  A decline in our international operations’ growth rate could have a negative impact on our future revenue and earnings per share growth rates and, as a consequence, our stock price.

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

Our financial prospects are significantly dependent upon our sale of leisure travel services.  Leisure travel, including the sale of hotel room reservations and leisure airline tickets, is dependent on personal discretionary spending levels. As a result, sales of leisure travel services tend to decline during general economic downturns and recessions.  Accordingly, the current worldwide recession has led to a weakening in the fundamental demand for our services and an increase in the number of customers who cancel existing travel reservations with us.  In addition, unforeseen events beyond our control, such as terrorist attacks, travel related health concerns including pandemics and epidemics such as H1N1 influenza (swine flu), avian bird flu and SARS, political instability, regional hostilities, increases in fuel prices, imposition of taxes or surcharges by regulatory authorities, travel related accidents and unusual weather patterns, including natural disasters such as hurricanes, tsunamis or earthquakes, also may adversely affect the leisure travel industry and our business and results of operations.  For example, recent civil unrest in Thailand, a key market for our Agoda business, negatively impacted booking volumes at the time and future civil or political unrest would further disrupt Agoda’s business.  In addition, an outbreak of Influenza H1N1 could disrupt our workforce or the workforces of suppliers or third-party service providers upon which we rely.  Further, work stoppages or labor unrest at any of the major airlines could materially adversely affect the airline industry and, as a consequence, have a material adverse effect on our business, results of operations and financial condition.

During the three months ended September 30, 2009, Name Your Own Price® hotel room night reservations from our five largest hotel suppliers accounted for approximately 68.4% of total Name Your Own Price® hotel room night reservations, and sales of airline tickets from our five largest and two largest airline suppliers accounted for approximately 76.2% and 35.5% of total airline tickets sold, respectively. As a result, we are currently substantially dependent upon the continued participation of these suppliers in our system in order to maintain and continue to grow our total gross profit.

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

Over the last year, the hotel industry has experienced a significant decrease in occupancy rates, and we have experienced slowing demand growth, an increase in reservation cancellation rates and declining ADRs.  While lower occupancy rates have historically resulted in hotel suppliers increasing their distribution of hotel room reservations through third-party intermediaries such as us, our remuneration for hotel transactions changes proportionately with room price, and therefore, lower ADRs generally have a negative effect on our hotel business and a negative effect on our gross profit.

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

As a result of the growth of our international operations, we are conducting a significant portion of our business outside the United States and are reporting our results in U.S. Dollars.  As a result, we face exposure to adverse movements in currency exchange rates as the financial results of our international operations are translated from local currency (principally the Euro and the British Pound Sterling) into U.S. Dollars upon consolidation.  For example, our international operations contributed approximately $316.9 million and $629.1 million to our revenues for the three and nine months ended September 30, 2009, which compares to $223.7 million and $492.3 million for the same periods in 2008, respectively.  Revenue attributable to our international operations increased, on a local currency basis, by approximately 50% and 42% in the three and nine months ended September 30, 2009, respectively compared to the same periods in 2008.

The U.S. Dollar generally weakened from when we acquired Booking.com B.V. in July 2005, until mid-2008, and as a result, the year-over-year growth rates in our international results, when reported in U.S. Dollars, were positively impacted by changes in foreign exchange rates during that period.  Since mid-2008 until recently, the U.S. Dollar strengthened against the Euro and the British Pound Sterling, which caused a decrease in our net assets, revenues, operating expenses and it has become increasingly difficult for us to grow our gross bookings, revenues and earnings on a U.S. Dollar denominated basis.  Recently, the U.S. Dollar has again weakened against the Euro and the British Pound Sterling. In general, if the U.S. Dollar weakens against the local currency, the translation of our foreign-currency-denominated balances will result in increased net assets, gross bookings, revenues, operating expenses, and net income.

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

Certain of our major competitors have matched our elimination and/or reduction of processing fees associated with some of our travel services.  In June 2007, we eliminated processing fees for our price-disclosed airline ticket service, and in April 2008, we reduced processing fees for our domestic price-disclosed merchant hotel room service.  As a result, since those dates, we had a pricing advantage against other major online travel agents with respect to these travel services.  Starting in March 2009, Expedia launched a promotion temporarily suspending air booking fees for bookings made through May 31, 2009, and later made such suspension permanent.  Later in March 2009, Travelocity matched the Expedia promotion and in April 2009, Orbitz followed.  As a result, we no longer have the price advantage that we have had against our major competitors on price-disclosed airline tickets since June 2007.  Similarly, in April 2009, each of Expedia and Orbitz temporarily reduced booking fees on hotel room reservations, and later made such reduction permanent, and we therefore no longer have a price advantage over those companies on price-disclosed merchant hotel room reservations.  In addition, in May 2009, Orbitz announced that a price guarantee program under which a customer who books a prepaid hotel stay will receive money back from Orbitz if another Orbitz customer books the exact same stay in terms of room type, travel dates and number of travelers.   In addition, in October 2009, Travelocity announced the waiver of its cancellation and change fees for hotel and vacation packages, as well as an expanded hotel guarantee, under which consumers who book a hotel room and then find a lower published rate for the same room anytime before the day of check-in are eligible to receive a refund of the difference, and until December 31, 2009, a $50 credit toward future bookings.

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

We potentially face competition from a number of large Internet companies and services that have expertise in developing online commerce and in facilitating Internet traffic, including Google.com, Microsoft, Yahoo!, Amazon.com and AOL which compete with us either directly or indirectly through affiliations with other e-commerce or off-line companies.  Google recently launched Google City Tours, an application that offers multi-day travel itineraries in destinations around the world.  In addition, Microsoft recently launched Bing Travel, a “meta-search” site based on its Farecast application, which searches for airfare and hotel reservations online and predicts the best time to purchase them.  Meta-search sites leverage their search technology to aggregate travel search results across supplier, travel agent and other websites.  Google City Search could evolve into a meta-search site and either or both of Google City Search or Bing Travel could evolve into more traditional online travel services which could compete directly with our services.  If Google, Microsoft, Yahoo! or other portals decide to refer significant traffic to these meta-search companies, it could result in more competition from supplier websites and higher customer acquisition costs for third-party sites such as ours.  Competition from these and other sources could have a material adverse effect on our business, results of operations and financial condition.

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

A number of jurisdictions have initiated lawsuits against on-line travel companies, including us, related to, among other things, the payment of hotel occupancy and other taxes (i.e., state and local sales tax).  In addition, a number of municipalities have initiated audit proceedings, issued proposed tax assessments or started inquiries relating to the payment of hotel occupancy and other taxes.  Please see Note 11 to our Unaudited Consolidated Financial Statements for a description of these pending cases and proceedings.  Additional state and local jurisdictions are likely to assert that we are subject to, among other things, hotel occupancy and other taxes (i.e., state and local sales tax) and could seek to collect such taxes, either retroactively or prospectively, or both.

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

Litigation is subject to uncertainty and there could be adverse developments in these pending or future cases and proceedings.  For example, in October 2009, a jury in a San Antonio class action found that we and the other online travel companies that are defendants in the lawsuit control hotels under the local hotel occupancy tax ordinances and are, therefore, responsible for collecting and remitting local hotel occupancy taxes.  An unfavorable outcome or settlement of pending litigation is likely to encourage the commencement of additional litigation, audit proceedings or other regulatory inquiries.  In addition, an unfavorable outcome or settlement of these actions or proceedings could result in substantial liabilities for past and/or future bookings, including penalties, interest, costs and/or attorney fees.  There have been, and will continue to be, substantial ongoing costs, which may include “pay to play” payments, associated with defending our position in pending and any future cases or proceedings. An adverse outcome in one or more of these unresolved proceedings could have a material adverse effect on our business and results of operations and could be material to our earnings or cash flows in any given operating period.

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

In many of the judicial and other proceedings initiated to date, municipalities seek not only historical taxes that are claimed to be owed on our gross profit, but also, among other things, interest, penalties, punitive damages and/or attorney fees and costs.  The October 2009 jury verdict in the San Antonio litigation and the related proceedings to determine, among other things, the amount of penalties, interest and attorney’s fees that could be owed by us illustrate that any liability associated with hotel occupancy tax matters is not constrained by our liability for tax owed on our historical gross profit.

We will continue to assess the risks of the potential financial impact of additional tax exposure, and to the extent appropriate, we will reserve for those estimates of liabilities.

The worldwide recession increases the likelihood that holders of our convertible senior notes will elect to convert their notes prior to maturity.

In the past several quarters, the world financial markets — and in particular the world debt markets — have experienced major disruptions, causing investors to liquidate investment holdings in favor of the relative safety of cash and/or government backed securities.  The holders of our convertible senior notes are primarily hedge funds whose investment pools are subject to such investor demands for liquidity.  Given the worldwide recession, significant investor redemptions and withdrawals from hedge funds by their underlying investors have occurred and may continue to occur.  Accordingly, a potentially significant number of hedge funds that hold our convertible senior notes could be forced to convert their notes prior to maturity in order to meet these investor demands.  For example, during the period January 1, 2009 through November 6, 2009, we received conversion notices for approximately $162.6 million of our convertible senior notes. Any such conversion activity exposes us to several potential risks, including without limitation:

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

•                  Early conversions of our convertible senior notes could result in gains or losses on debt extinguishment and would subject us to accelerated recognition of debt issuance expense.  On January 1, 2009, we adopted a new accounting standard that impacts the accounting for convertible debt that may be settled in cash.  The new standard requires us to record a non-cash gain or loss if our convertible debt is converted prior to maturity and the fair value of the debt is different than its carrying value.   In addition, in connection with the issuance of our convertible senior notes, we incurred certain debt issuance costs that we carry on our balance sheet as “Other Assets.”  The current unamortized value of these debt issuance costs is $2.3 million.  These debt issuance costs are amortized over the period beginning with the date on which the notes were issued and ending on their stated maturity date or the first stated put date, if applicable.   However, in the event that some or all of our convertible senior notes are converted prior to their expected maturity date, we will be required to accelerate the expense of some or all of the carrying value of our debt issuance costs.  As a result, we would experience an increase in our interest expense for the period in which the acceleration occurs.  While such an expense would be non-cash in nature and would generally not be recurring, it could have a negative impact on our earnings for the period in which we recognize such an expense.

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

We have rapidly and significantly expanded our international operations and anticipate expanding further to pursue growth of our service offerings and customer base. For example, the number of our employees worldwide has grown from less than 700 in the first quarter of 2007, to approximately 1,782 as of September 30, 2009, which growth is almost entirely comprised of hires by our international operations.  Such expansion increases the complexity of our business and places a significant strain on our management, operations, technical performance, financial resources and internal financial control and reporting functions.

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

We are party to derivative instruments to hedge our exposure to foreign currency exchange rate fluctuation, as well as potential dilution upon conversion of our convertible senior notes.  As of September 30, 2009, we are party to foreign currency contracts with a notional value of 156.7 million Euros.  The counterparties to these contracts are Morgan Stanley, JPMorgan Chase and RBS Citizens Financial Group.  On the maturity date of these contracts, the counterparties are potentially obligated to pay us the net settlement value.  The counterparties to our Conversion Spread Hedges are Goldman Sachs and Merrill Lynch.  Under the Conversion Spread Hedges, we are entitled to purchase from the counterparties approximately 8.5 million shares of our common stock (the number of shares underlying the 2011 Notes and the 2013 Notes) at a strike price of $40.38 per share (subject to adjustment in certain circumstances) and the counterparties are entitled to purchase from us approximately 8.5 million shares of our common stock at a strike price of $50.47 per share (subject to adjustment in certain circumstances).  The Conversion Spread Hedges increase the effective conversion price of the 2011 Notes and the 2013 Notes to $50.47 per share from our perspective and are designed to reduce the potential dilution upon conversion of the 2011 Notes and the 2013 Notes. If the market value per share of our common stock at maturity is above $40.38, the Conversion Spread Hedge will entitle us to receive from the counterparties net shares of our common stock based on the excess of the then current market price of our common stock over the strike price of the hedge (up to $50.47).  If any of the counterparties to these derivative instruments were to liquidate, declare bankruptcy or otherwise cease operations, it may not satisfy its obligations under these derivative instruments.  In such event, our fully diluted share count would be increased, which would negatively impact our fully diluted earnings per share.

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

We may experience similar risks in connection with any future acquisitions. We may not be successful in addressing these risks or any other problems encountered in connection with the acquisitions of Booking.com B.V., Booking.com Limited or Agoda, or that we could encounter in future acquisitions, which would harm our business or cause us to fail to realize the anticipated benefits of our acquisitions.  As of September 30, 2009, we had approximately $491.6 million assigned primarily to the intangible assets and goodwill of Booking.com B.V., Booking.com Limited and Agoda, and therefore, the occurrence of any of the risks identified above could result in a material adverse impact, including an impairment of these assets, which could cause us to have to record a charge for impairment.  Any such charge could adversely impact our operating results, which would likely cause our stock price to decline significantly.

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

Our convertible senior notes are convertible into shares of our common stock if certain specified conditions are met.  All of our convertible notes are currently convertible.  Upon conversion, the holder will receive cash for the principal amount of the note and cash or shares of our common stock or a combination of cash and shares of our common stock for the conversion value in excess of such principal amount.  If our stock trades above the conversion prices of the outstanding convertible notes, our diluted share count will increase by the net number of shares that would become issuable to the holders of our outstanding convertible notes and, as a consequence, have a dilutive impact on net income per share.  As an example, at stock prices of $125 per share, $150 per share, $175 per share and $200 per share, common equivalent shares would include approximately 4.6 million, 4.9 million, 5.2 million and 5.4 million equivalent shares, respectively, related to the remaining outstanding convertible notes (excluding the offsetting impact of the Conversion Spread Hedges described in Note 8 to our Unaudited Consolidated Financial Statements).  The Conversion Spread Hedges increase the effective conversion price of the 2011 Notes and the 2013 Notes from $40.38 to $50.47 per share, and reduce the dilution upon conversion of the 2011 Notes and the 2013 Notes.  Since the impact of the Conversion Spread Hedges is anti-dilutive it is excluded from the calculation of net income per share under GAAP until they are exercised upon maturity.

We will be subject to increased income taxes in the event that our foreign cash balances are remitted to the United States.

As of September 30, 2009, we held approximately $427.5 million of cash and short-term liquid investments outside of the United States.  To date, we have used our foreign cash to reinvest in our foreign operations.  It is our current expectation to continue to seek ways to make further investments in our foreign operations with our foreign cash.  If our foreign cash balances continue to grow and our ability to reinvest those balances diminishes, it will become increasingly likely that we will repatriate some of our foreign cash balances to the United States.  In such event, we would likely be subject to additional income tax expenses in the United States with respect to our unremitted foreign earnings.  We would not incur an increase in cash income taxes payable unless we repatriate the cash and no longer have net operating loss carryforwards available to offset the taxable income.

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

The unit profitability of certain of our businesses has declined and could continue to decline, as we may be subject to, among other things, competitive pressure and loss or reduction of global distribution system fees.

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

We are a party to the legal proceedings described in Note 11 to our Unaudited Consolidated Financial Statements.  The defense of the actions described in Note 11 may increase our expenses and an adverse outcome in any of such actions could have a material adverse effect on our business and results of operations.

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

We did not experience any material changes in interest rate exposures during the three months ended September 30, 2009.  Based upon economic conditions and leading market indicators at September 30, 2009, we do not foresee a significant adverse change in interest rates in the near future.

As of September 30, 2009, the carrying value of our debt is approximately $270.9 million.  We estimate that the market value of such debt was approximately $1.1 billion as of September 30, 2009.  Substantially all of the market value of our debt in excess of the carrying value is related to the conversion premium on the bonds.

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

From time to time, we enter into foreign exchange derivative contracts to minimize the impact of short-term foreign currency fluctuations on our consolidated operating results.  As of September 30, 2009, derivatives not designated as hedging instruments with a notional value of 20 million Euros were outstanding.  As of December 31, 2008, derivatives with a notional value of 25.0 million Euros were outstanding.   Subsequent to September 30, 2009, we entered into additional derivatives with a notional value of 10 million Euros and 5 million British Pounds Sterling.  Foreign exchange losses of $1.7 million and $2.5 million for the three months ended September 30, 2009 and foreign exchange gains of $5.3 million and $1.0 million for the three and nine months ended September 30, 2008, respectively, were recorded in “Foreign currency transactions and other,” and related to foreign exchange derivative contracts.   As of September 30, 2009, the Company had forward currency contracts for 136.7 million Euros to hedge a portion of our net investment in a foreign subsidiary.  These contracts are all short-term in nature.  Mark-to-market adjustments on these net investment hedges are recorded as currency translation adjustments.

Additionally, fixed rate investments are subject to unrealized gains and losses due to interest rate volatility.  To the extent that changes in interest rates and currency exchange rates affect general economic conditions, priceline.com would also be affected by such changes.

Item 4.  Controls and Procedures

Prior to filing this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2009, our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic SEC reports.

In the second quarter of 2006, we started to implement a new financial accounting system at Booking.com B.V. to improve efficiency and support growth. The implementation, development and refinement of this financial accounting system is expected to occur in phases through the remainder of 2009 and will likely affect the processes that constitute the Company’s internal control over financial reporting.  This financial accounting system was implemented at Booking.com Ltd. in the first quarter of 2009.  As we continue with the system implementation, we will continue to review internal controls and may take further steps to ensure that internal controls are effective and integrated appropriately.

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

In March 2008, the Company initiated the implementation of an enterprise resource planning (“ERP”) system for its domestic operations. The implementation, which is in progress and expected to be completed in 2009, involves changes in systems that include internal controls.  We expect to review each system as it is being implemented and the controls affected by the implementation of the new systems, and are making appropriate changes to internal controls as we implement the new systems.  ERP systems are large and complex, however, and the possibility exists that our migration to the new ERP system could adversely affect the Company’s internal controls over financial reporting and procedures.

Other than the implementation of the ERP system discussed above, there was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

A description of material legal proceedings to which we are a party is contained in Note 11 to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the three months ended September 30, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information relating to repurchases of our equity securities during the three months ended September 30, 2009:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

July 1, 2009 –	—		—	—	$44,866,000	(1)
July 31, 2009					$20,447,000	(2)

August 1, 2009 –	6,726	(3)	$136.67	—	$44,866,000	(1)
August 31, 2009					$20,447,000	(2)

September 1, 2009 –	68	(3)	$165.04	—	$44,866,000	(1)
September 30, 2009					$20,447,000	(2)

Total	6,794		$136.95	—	$65,313,000

Item 6.  Exhibits

Exhibits

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Pursuant to a stock repurchase program announced on November 2, 2005, whereby the Company was authorized to repurchase up to $50,000,000 of its common stock.

(2)	Pursuant to a stock repurchase program announced on September 21, 2006, whereby the Company was authorized to repurchase up to $150,000,000 of its common stock.

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

PRICELINE.COM INCORPORATED
(Registrant)

Date: November 9, 2009	By:	/s/ Daniel J. Finnegan
		Name:	Daniel J. Finnegan
		Title:	Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)

Exhibit Index

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.