Form 10-K
period 2009-12-31
PRICELINE COM INC
filed 2010-02-19
CIK 1075531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of common stock held by non-affiliates of priceline.com as of June 30, 2009 was approximately $2.7 billion based upon the closing price reported for such date on the Nasdaq Global Select Market.  For purposes of this disclosure, shares of common stock held by executive officers and directors of priceline.com on June 30, 2009 have been excluded because such persons may be deemed to be affiliates of priceline.com.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of priceline.com’s common stock was 45,581,142 as of February 10, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth in this Form 10-K, is incorporated herein by reference from priceline.com’s definitive proxy statement relating to the annual meeting of stockholders to be held on June 3, 2010, to be filed with the Securities and Exchange Commission within 120 days after the end of priceline.com’s fiscal year ended December 31, 2009.

priceline.com Incorporated Annual Report on Form 10-K for the Year Ended December 31, 2009 Index

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

PART I

Item 1.  Business

General

Priceline.com Incorporated (“priceline.com,” the “Company,” “we,” “our” or “us”) is a leading online travel company that offers our customers a broad range of travel services, including hotel rooms, car rentals, airline tickets, vacation packages, cruises and destination services. Internationally, we offer our customers hotel room reservations in over 90 countries and 32 languages.  In the United States, we offer our customers a unique choice: the ability to purchase travel services in a traditional, price-disclosed manner or the opportunity to use our unique Name Your Own Price® service, which allows our customers to make offers for travel services at discounted prices.

We launched our business in the United States in 1998 under the priceline.com brand and have since expanded our operations to include, among others, the brands Booking.com worldwide and Agoda in Asia.  Our principal goal is to be the leading worldwide online hotel reservation service.  Our business is driven primarily by international results.  During the year ended December 31, 2009, our international business — the significant majority of which is currently generated by Booking.com — represented approximately 61% of our gross bookings (an operating and statistical metric referring to the total dollar value, inclusive of all taxes and fees, of all travel services purchased by our customers), and approximately 75% of our consolidated operating income.  Given that our international business is primarily comprised of hotel reservation services, commissions earned in connection with the reservation of hotel room nights has come to represent a substantial majority of our gross profit.

Because our domestic services include merchant Name Your Own Price® travel services, which are reported on a “gross” basis, while both our domestic and international retail travel services are primarily recorded on a “net” basis, revenue increases and decreases are impacted by changes in the mix of the sale of Name Your Own Price® and retail travel services and, consequently, gross profit has become an increasingly important measure of evaluating growth in our business.  At present, we derive substantially all of our gross profit from the following sources:

•                  Commissions earned from the sale of price-disclosed hotel room reservations, rental cars, cruises and other travel services;

•                  Transaction gross profit and customer processing fees from our Name Your Own Price® hotel room, rental car and airline ticket services, as well as our vacation packages service;

•                  Transaction gross profit and customer processing fees from our price-disclosed merchant hotel room service;

•                  Global distribution system (“GDS”) reservation booking fees related to both our Name Your Own Price® airline ticket, hotel room and rental car services, and price-disclosed airline tickets and rental car services; and

•                  Other gross profit derived primarily from selling advertising on our websites.

For the year ended December 31, 2009, we had gross profit of approximately $1.26 billion comprised of “agency” gross profit, “merchant” gross profit, and “other” gross profit.  Agency gross profit is derived from travel related transactions where we are not the merchant of record and where the prices of our services are determined by third parties. Agency gross profit, which represented the substantial majority of our total gross profit in 2009, consisted of: (1) travel commissions; (2) customer processing fees; and (3) GDS reservation booking fees related to certain of the services listed above.  Merchant gross profit is derived from transactions where we are the merchant of record and, among other things, select suppliers and determine the price we will accept from the customer.  Merchant gross profit consisted of: (1) transaction gross profit representing revenue charged to a customer, less the cost of revenue amount charged by suppliers in connection with the reservations provided through our Name Your Own Price® hotel room, rental car and airline ticket services, as well as through our price-disclosed vacation packages services; (2) transaction gross profit representing the amount charged to a customer, less the amount charged by suppliers in connection with the hotel room reservations provided through our merchant price-disclosed hotel service; (3) customer processing fees charged in connection with the sale of Name Your Own Price® airline tickets, hotel room reservations and rental cars and merchant price-disclosed hotel reservations; and (4) ancillary fees, including GDS reservation booking fees related to certain of the services listed above.  Other revenues are derived primarily from advertising on our websites.

Priceline.com was formed as a Delaware limited liability company in 1997 and was converted into a Delaware corporation in July 1998.  Our common stock is listed on the NASDAQ Global Select Market under the symbol “PCLN.”  Our principal executive offices are located at 800 Connecticut Avenue, Norwalk, Connecticut 06854.

The priceline.com Business Model

We offer customers the ability to make hotel reservations on a worldwide basis primarily under the Booking.com and Agoda brands internationally and primarily under the priceline.com brand in the United States.  In the United States, we also offer customers the ability to purchase other travel services, including airline tickets, rental car days, vacations packages, destination services and cruises, through both a traditional, price-disclosed “retail” manner, and through our proprietary demand-collection system known as Name Your Own Price®.  These services are made available over the Internet through websites that we own or control, and are provided by major travel suppliers, including more than 78,000 hotel properties worldwide.  We believe that the combination of our retail price-disclosed model and our Name Your Own Price® model allows us to provide a broad array of options to value-conscious travelers, while providing us with diverse streams of revenue.

International: Price-Disclosed Hotel Services.  We offer a retail, price-disclosed hotel service in Europe, Asia and elsewhere through our international operations, which consist primarily of Booking.com B.V., one of the world’s leading Internet hotel reservation services, with more than twenty offices worldwide, Booking.com Limited, a Cambridge, England-based Internet hotel reservation distributor (together with Booking.com B.V., “Booking.com”), and priceline.com Mauritius Company Limited (formerly known as the Agoda Company, Ltd.), an Internet hotel distributor with operations primarily in Singapore and Thailand (“Agoda”).  We work with over 78,000 chain-owned and independently owned hotels in 84 countries offering hotel reservations on various websites and in 32 languages.  For geographic related information, see Note 19 to the Consolidated Financial Statements.

Our international business — the significant majority of which is currently generated by Booking.com — represented approximately 61% of our gross bookings (an operating and statistical metric referring to the total dollar value, inclusive of all taxes and fees, of all travel services purchased by our customers) in the year ended December 31, 2009, and contributed approximately 75% of our consolidated operating income during that period.  Given that our international business is primarily comprised of hotel reservation services, revenue earned in connection with the reservation of hotel room nights has come to represent the substantial majority of our gross profit.

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

United States: Retail Travel Services.  In the United States, we offer customers the ability to purchase price-disclosed hotel rooms, rental car days, airline tickets, vacation packages, destination services and cruises at retail prices.  In these transactions, the customer typically selects airline flights, hotel reservations, rental car or other travel itineraries from an array of results produced in response to the customer’s request.  These results usually include the identity of the travel supplier, the exact price of the itinerary, and other details relating to the itineraries.  In some circumstances, the customer pays us at the time of reservation, and in other circumstances, the customer pays the travel supplier directly at the time of travel.

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

•                  Become the Leading Worldwide Online Hotel Reservation Service.  The size of the travel market outside of the United States is substantially greater than that within the United States.  Historically, Internet penetration rates and e-commerce adoption rates of international consumers have trailed those of the United States.  However, international consumers are rapidly moving to online means for purchasing travel.  Accordingly, recent international online travel growth rates have substantially exceeded, and are expected to continue to exceed, the growth rates within the United States.  Prior to 2004, substantially all of our revenues were generated within the United States.  For the year ended December 31, 2009, our international business — the significant majority of which is currently generated by Booking.com — represented approximately 61% of our gross bookings, and contributed approximately 75% of our consolidated operating income during that period.  We expect that our international operations will represent a growing percentage of our total gross bookings and operating income (before taking into account the offsetting impacts of foreign exchange, if any) over the long term.  Because of what we believe to be superior growth rate opportunities associated with international online travel, we intend to continue to invest resources to increase the share of our revenues represented by international consumers and capitalize on international travel demand.

We believe that the positioning of our Booking.com hotel reservation service gives us a foothold into a broader international market.  We intend to use Agoda, the online hotel distributor with operations primarily in Singapore and Thailand, which we acquired in 2007, to further develop our operations throughout Asia, where Internet penetration and e-commerce adoption are growing at a substantially greater pace than in the United States over the last several years.  We have begun, and intend to continue, development of the means to share hotel availability among our brands, which we believe will allow us to monetize demand across international markets.  In addition, from time to time we explore strategic transactions and acquisitions that, among other things, allow us to provide our services to new markets.  We believe that by promoting our brands worldwide, sharing hotel supply and customer flow and applying our industry experiences in the United States and Europe to other international regions, we can further expand our service internationally and become the leading worldwide online hotel reservation service.

•                  Continue to be One of the Top Online Travel Businesses in North America for Value-Conscious Leisure Travelers.  Our Name Your Own Price® demand collection system in the United States allows consumers to save money in a simple and compelling way.  Buyers effectively trade off flexibility about brands, service features and/or sellers in return for prices that are lower than those that can be obtained at that time through traditional retail distribution channels.  We have expended significant resources to allow us to introduce price-disclosed retail services in the United States to our consumers to compliment the Name Your Own Price® service.  We believe that by offering a “one-stop-shopping” solution to our customers, we can simultaneously fulfill the needs of those customers who are prepared to accept the unique restrictions of our Name Your Own Price® service in exchange for receiving significant savings relative to retail prices, as well as those customers who are less price sensitive and require the certainty of knowing the full details of their travel itinerary prior to purchasing.  In June 2007, we eliminated booking fees on price-disclosed retail airline tickets as part of our strategy to provide value to our customers, and in 2008, we reduced price-disclosed hotel booking fees and eliminated priceline.com hotel change fees.

We intend to enhance our service offerings continually, particularly our retail offerings, by adding competitive functionality, adding travel selection at competitive pricing, adding and improving the content and merchandising on our website as well as “cross-sell” opportunities (for example, offering a hotel customer the opportunity to add a rental car reservation to the transaction) to maximize customer conversion.

•                  Competitive functionality: We continue to expend significant resources to remain competitive in terms of the features and functionality we offer our customers.  For example, since launching our domestic retail air service, we added the ability to search for flexible dates or alternative airports, book one-way and multi-destination itineraries and easily make modifications to search criteria.  In addition, we offer a personal experience, where individualized content, such as special deals or favorite hotels, can be presented based upon preferences set by the customer or a customer’s previous activity on one of our sites. In 2009, we launched the priceline Hotel Negotiator iPhone application, which allows travelers to book a Name Your Own Price® or price-disclosed hotel room reservations over the iphone.

•                  Competitive selection and pricing: We believe that having a wide selection of travel options at competitive pricing is critical to our success.  For example, we have eliminated booking fees on price-disclosed retail airline tickets, reduced price-disclosed hotel booking fees and eliminated hotel change fees.  We have also added thousands of additional hotels to our domestic and international hotel services. In addition, we have renewed or entered into new agreements with several of our major airline and hotel suppliers, which we believe has improved our access to a better selection of travel alternatives and pricing.

•                  Content and merchandising: As part of our evolution to a “one-stop-shopping” website, we have added thousands of pages of content to allow customers to research destinations and hotel properties before booking a reservation.  We offer property descriptions, maps, images, and user reviews whereby our customers can benefit from the experiences and opinions of other customers.  In the United States, we offer “PriceBreakerssm,” which is a presentation of selected travel itineraries at discounted prices that is updated frequently.  In 2009, we introduced a priceline.com-branded credit card that allows customers to earn points based on purchases, including those made on our website.  We intend to continue to improve our content and merchandising with more comprehensive descriptions, more and higher quality images, and more user reviews, which we believe will improve conversion of users shopping on our website.

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

Service Offerings – International

Retail Hotels.  We offer a retail, price-disclosed hotel service worldwide, primarily through our Booking.com and Agoda brands.  We work with over 78,000 chain-owned and independently owned hotels in 84 countries offering hotel reservations on various websites and in 32 languages.  Hotels participate in Booking.com, which operates under an agency model, and Agoda, which operates primarily under a merchant model, by filing rates in our proprietary extranet.  Hotels may also participate in Agoda via consolidator relationships.

Service Offerings – United States

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

To make an offer, a customer specifies: (1) the city and neighborhood in which the customer wants to stay, (2) the dates on which the customer wishes to check in and check out, (3) the “class” of service (1, 2, 2½, 3, 3½, 4, 5-star or “resort”), (4) the price the customer is willing to pay, and (5) the customer’s valid credit card to guarantee the offer.  When making an offer, consumers must agree to stay at any one of our participating hotel partners and accept a reservation that cannot be refunded or changed.  The target market for our Name Your Own Price® hotel room reservation service is the leisure travel market.

Retail Hotels.  We also operate a price-disclosed hotel service in the United States that enables our customers to select the exact hotel they want to book and the price of the reservation is disclosed prior to booking.

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

Name Your Own Price® Airline Tickets.  There are a total of 10 domestic airlines and 20 international airlines participating in our Name Your Own Price® airline ticket service.

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

Destination Services.  We currently offer customers in the United States the opportunity to purchase destination services such as parking, event tickets, ground transfers, tours and other services available at their travel destinations.  This service is offered to consumers as part of the process of booking an air, hotel, rental car and vacation reservation, and also as a standalone service.

Cruises.  We also offer price-disclosed cruise trips through World Travel Holdings, Inc. (“WTH”), an agent representing major cruise lines.  Our cruise service allows consumers in the United States to search for and compare cruise pricing and availability information from 20 cruise lines, and to purchase cruises online or through a call center by selecting from our published offerings and prices.  We receive commissions from WTH on successful cruise bookings.

Travel Insurance.  We offer our air, hotel and vacation package customers in the United States an optional travel insurance package that provides coverage for, among other things, trip cancellation, trip interruption, medical expenses, emergency evacuation, and loss of baggage, property and travel documents.  We also offer our rental car customer in the United States the opportunity to purchase collision damage waiver insurance.  The travel insurance is arranged for by BerkelyCare, a division of Affinity Insurance Services, Inc. and underwritten by Stonebridge Casualty Insurance Company, an AEGON Company.  We retain a fee for every optional insurance package purchased by our customers.

While we are currently focused on the travel services described above, over time, we may evaluate the introduction of other services that we believe could enhance the travel experience of our customers.

Marketing and Brand Awareness

Booking.com, priceline.com and Agoda have established widely used and recognized e-commerce brands through aggressive marketing and promotion campaigns.  During 2009, our total online advertising expenses were approximately $365.4 million, a substantial portion of which was spent internationally through Internet search engines and online affiliate marketing.  We also invested approximately $36.3 million in priceline.com-branded offline advertising in the United States.  We intend to continue a marketing strategy to promote brand awareness and the concept that consumers can save money using our services.  Underlying our marketing strategy is our belief that our target market is all consumers, not just Internet-savvy consumers.  We intend to continue to promote the Booking.com, priceline.com and Agoda brands aggressively throughout 2010.

As our international operations have become more meaningful contributors to our results, we have seen, and expect to continue to see, changes in our advertising expense.  Specifically, because our international operations utilize Internet search engines and online affiliate marketing, principally through the purchase of travel-related keywords, as principal means of generating traffic to their websites, our online advertising expense has increased significantly since our acquisition of those companies, a trend we expect to continue throughout 2010.

Competition

We compete with both online and traditional sellers of the services we offer. The market for the services we offer is intensely competitive, and current and new competitors can launch new sites at a relatively low cost. In addition, the major online travel companies with which we compete may have significantly greater financial resources and capital than we do.  We may not be able to effectively compete with industry conglomerates such as Expedia, Orbitz Worldwide or Sabre, each of which has larger gross travel bookings than we do and may have access to significantly greater and more diversified resources than we do.

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

•                  large online portal and search companies, such as Google, Yahoo! (including Yahoo! Travel), Bing (including Bing Travel) and AOL (including AOL Travel);

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

Certain of our major competitors have matched our elimination and/or reduction of processing fees associated with some of our travel services.  In June 2007, we eliminated processing fees for our price-disclosed airline ticket service, and in April 2008, we reduced processing fees for our domestic price-disclosed merchant hotel room service.  As a result, since those dates, we had a pricing advantage against other major online travel agents with respect to these travel services.  Starting in March 2009, Expedia also eliminated air booking fees.  Later in March 2009, Travelocity matched the Expedia change and in April 2009, Orbitz followed.  As a result, we no longer have the price advantage that we have had against our major competitors on price-disclosed airline tickets since June 2007.  Similarly, in April 2009, each of Expedia and Orbitz reduced booking fees on hotel room reservations, and we therefore no longer have a price advantage over those companies on price-disclosed merchant hotel room reservations.  In addition, in May 2009, Orbitz announced a price guarantee program under which a customer who books a prepaid hotel stay will receive money back from Orbitz if another Orbitz customer books the exact same stay in terms of room type, travel dates and number of travelers.  In addition, in October 2009, Travelocity announced the waiver of its cancellation and change fees for hotel and vacation packages, as well as an expanded hotel guarantee, under which consumers who book a hotel room and then find a lower published rate for the same room anytime before the day of check-in are eligible to receive a refund of the difference.  Our business may be adversely impacted as a result of no longer having a price advantage over our direct competitors in the U.S., as seen in the fourth quarter 2009, where domestic gross bookings growth decelerated from the previous quarter, and we may be adversely impacted by future promotional initiatives by our competitors.

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

Many airline, hotel and rental car suppliers, including suppliers with which we conduct business, are focusing on driving online demand to their own websites in lieu of third-party distributors such as us.  Certain suppliers have attempted to charge additional fees to customers who book airline reservations through an online channel other than their own website.  Furthermore, some airlines may distribute their tickets exclusively through their own websites.  Suppliers who sell on their own websites typically do not charge a processing fee, and, in some instances, offer advantages such as web-only fares, bonus miles or loyalty points, which could make their offerings more attractive to consumers than models like ours.

Large, established Internet search engines with substantial resources and expertise in developing online commerce and facilitating Internet traffic are creating – and intend to further create – inroads into online travel.  For example, Google recently launched Google City Tours, an application that offers multi-day travel itineraries in destinations around the world, and Microsoft recently launched Bing Travel, a “meta-search” site, which searches for airfare and hotel reservations online and predicts the best time to purchase them.  “Meta-search” sites leverage their search technology to aggregate travel search results for the searcher’s specific itinerary across supplier, travel agent and other websites and, in many instances, compete directly with us for customers.  These initiatives, among others, illustrate Google’s and Bing’s clear intention to more directly appeal to travel consumers by showing consumers more detailed travel results, including specific information for travelers’ own itineraries, which could lead to suppliers or others gaining a larger share of Google’s or Bing’s traffic or may ultimately lead to search engines maintaining transactions within their own websites.  If Google, as the single largest search engine in the world, or Bing or other leading search engines refer significant traffic to these or other travel services that they develop in the future, it could result in, among other things, more competition from supplier websites and higher customer acquisition costs for third-party sites such as ours and could have a material adverse effect on our business, results of operations and financial condition.

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

Operations and Technology

Our business is supported by multiple systems platforms, which were designed with an emphasis on scalability, performance and reliability.  The platforms are largely independent among priceline com, Booking.com and Agoda. The software platforms and architecture use a variety of tools within each corporate implementation, including server-side Java, C++, ASP, ..NET and Perl, and SQL scripts integrated with Oracle MySQL and Microsoft SQL-server relational database systems.  These internal platforms were designed to include open application protocol interfaces that can provide connectivity to vendors in the industries in which we operate.  These include large global systems, such as airline and hotel room reservation systems and financial service providers, as well as individual suppliers, such as individual hotels.  Our Internet servers utilize digital certificates to help us conduct secure communications and transactions, as appropriate.

The systems infrastructure and web and database servers of our international operations are primarily hosted at Equinix Europe Ltd. in London, England, Global Switch Amsterdam B.V. and TelecityRedbus in the Netherlands and NTT in Hong Kong. Each location has backup generators and infrastructure typical of hosted data centers.

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

We outsource most of our domestic call center and customer service functions, and use a real-time interactive voice response system with transfer capabilities to our call centers and customer service centers.

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

There has been recent discussion in the press regarding the examination and issuance of so called “business method” patents. As a result, the United States Patent and Trademark Office has indicated that it intends to intensify the review process applicable to such patent applications. The new procedures are not expected to have a direct effect on patents already granted. We cannot anticipate what effect, if any, the new review process will have on our pending patent applications.  In addition, there has been recent discussion in various federal court proceedings regarding the patentability and validity of so called “business method” patents. The Court of Appeals for the Federal Circuit, in a recent order in In re Bilski, has questioned whether it should review its earlier decision affirming the patentability of so-called business method patents in State Street Bank v. Signature Financial.   We cannot anticipate what effect, if any, any new federal court decision will have on our issued patents or pending patent applications.  See “Risk Factors — We face risks related to our intellectual property.”

We hold the exclusive rights to the trade names and service marks PRICELINE® and PRICELINE.COM®  in the U.S. as well as in many foreign countries.  We own U.S. Service Mark Registrations Nos. 2,481,750; 2,272,659; 2,594,582 for PRICELINE®, and 2,481,752; 2,594,592; and 2,481,112 for PRICELINE.COM®, including all attendant goodwill.  We also own U.S. Service Mark Registrations Nos. 2,647,673 for NAME YOUR OWN PRICE®; 2,481,751 for PRICELINEMORTGAGE®, 3,357,458 for  PRICELINE EUROPE® and others. In addition, through our European subsidiary Booking.com BV, we hold the registered service mark BOOKINGS in the European Union (“EU”) (Registrations Nos. 3413846 and 3413952); the Netherlands (Benelux Registrations Nos. 762051 and 762054); and France (French Registration No. 43276223. Also held by priceline through Booking.com BV are French Registration No. 43276225 for BOOKING; EU Reg. No. 3859618 for ACTIVE HOTELS; and common law service mark rights in BOOKING.COM in the United States.

We aggressively monitor, protect and enforce our copyrights, service marks, trademarks, trade dress, domain names and trade secrets on an ongoing basis through a combination of laws and contractual restrictions, such as confidentiality agreements.  For example, we endeavor to register our trademarks and service marks in the United States and internationally, currently holding over one-hundred-seventy-five service mark registrations worldwide.  However, effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are or may be made available online, regardless of our continuous efforts to police and register our marks.  See, “Risk Factors —- We face risks related to our intellectual property.”

We currently own hundreds of Internet domain names in various top level domains, particularly for purposes of deterring service mark infringement.  Domain names are generally regulated by Internet regulatory bodies such as the World Intellectual Property Organization.  The relationship between trademark and unfair competition laws and domain name registration is evolving.  The Anticybersquatting Consumer Protection Act in the U.S. and the Uniform Domain Name Dispute Resolution Policy of the

Internet Corporation for Assigned Names and Numbers have both significantly enhanced our  ability to deter the infringing incorporation of trademarks into domain names by third parties and to assert our registrations against them.  We actively pursue significant infringers as appropriate, including cybersquatters and typosquatters who misappropriate our service marks and misspellings thereof as domain names for commercial purposes, in order to maintain our famous marks and prevent the dilution of their distinctiveness.  See, “Risk Factors — We face risks related to our intellectual property.”

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

Our international operations are subject to various foreign regulations and governing bodies that might limit their services. They may be affected by unexpected changes in regulatory requirements and various tariffs and trade barriers in connection with online commerce. Any failure by our international operations to comply may have an adverse effect on our business.

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

Employees

As of January 31, 2010, we employed approximately 2,010 full-time employees, of which 493 are based in the United States and 1,517 are based in our international offices. We also retain independent contractors to support our customer service and system support functions.

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

Throughout 2007, 2008 and 2009, our international operations experienced significant year-over-year growth in their gross bookings (an operating and statistical metric referring to the total dollar value, inclusive of all taxes and fees, of all travel services purchased by our customers) and hotel room night reservations.  This growth rate has contributed significantly to our growth in revenue, gross profit and earnings per share.  Over time, our international operations will experience a decline in their growth rate as the absolute level of their gross bookings and unit sales grow larger.  For example, year-to-date in 2010, we have seen a deceleration in year-over-year growth rates for hotel room night reservations as compared to growth rates in the fourth quarter of 2009.  Other factors may also slow the growth rates of our international business, including, for example, the impact of the worldwide recession, any strengthening of the U.S. Dollar versus the Euro, declines in hotel average daily rates (“ADRs”), further increases in cancellations, travel market conditions and the competitiveness of the market.  A decline in our international operations’ growth rate could have a negative impact on our future revenue and earnings per share growth rates and, as a consequence, our stock price.

The strategy of our international operations involves rapid expansion into countries in Europe, including eastern Europe, Asia, North America and South America and elsewhere, many of which have different customs, different levels of customer acceptance of the Internet and different legislation, regulatory environments, tax laws and levels of political stability.  In addition, compliance with foreign legal, regulatory or tax requirements will place demands on our time and resources, and we may nonetheless experience unforeseen and potentially adverse legal, regulatory or tax consequences.  If our international operations are unsuccessful in rapidly expanding into other countries, our business, results of operations and financial condition would be adversely affected.

We are dependent on the leisure travel industry and certain travel suppliers.

Our financial prospects are significantly dependent upon our sale of leisure travel services.  Leisure travel, including the sale of hotel room reservations and leisure airline tickets, is dependent on personal discretionary spending levels. As a result, sales of leisure travel services tend to decline during general economic downturns and recessions.  Accordingly, the current worldwide recession has led to a weakening in the fundamental demand for our services and an increase in the number of customers who cancel existing travel reservations with us.  In addition, unforeseen events beyond our control, such as terrorist attacks, travel related health concerns including pandemics and epidemics such as H1N1 influenza (swine flu), avian bird flu and SARS, political instability, regional hostilities, increases in fuel prices, imposition of taxes or surcharges by regulatory authorities, travel related accidents and unusual weather patterns, including natural disasters such as hurricanes, tsunamis or earthquakes, also may adversely affect the leisure travel industry and our business and results of operations.  For example, in 2008, civil unrest in Thailand, a key market for our Agoda business, negatively impacted booking volumes at the time, and future civil or political unrest would further disrupt Agoda’s business.  In addition, an outbreak of Influenza H1N1 could disrupt our workforce or the workforces of suppliers or third-party service providers upon which we rely.  Further, work stoppages or labor unrest at any of the major airlines could materially adversely affect the airline industry and, as a consequence, have a material adverse effect on our business, results of operations and financial condition.

During the year ended December 31, 2009, Name Your Own Price® hotel room night reservations from our five largest hotel suppliers accounted for approximately 68.5% of total Name Your Own Price® hotel room night reservations, and sales of airline tickets from our five largest and two largest airline suppliers accounted for approximately 76.7% and 35.0% of total airline tickets sold, respectively. As a result, we are currently substantially dependent upon the continued participation of these suppliers in our system in order to maintain and continue to grow our total gross profit.

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

Since the onset of the worldwide recession, the hotel industry has experienced a significant decrease in occupancy rates and ADRs, and an increase in reservation cancellation rates.  While lower occupancy rates have historically resulted in hotel suppliers increasing their distribution of hotel room reservations through third-party intermediaries such as us, our remuneration for hotel transactions changes proportionately with room price, and therefore, lower ADRs generally have a negative effect on our hotel business and a negative effect on our gross profit.

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

With respect to our airline suppliers, the airline industry has experienced a shift in market share from full-service carriers to low-cost carriers that focus primarily on discount fares to leisure destinations and we expect this trend to continue.  Some low-cost carriers, such as Southwest, have not historically distributed their tickets through us or other third-party intermediaries.  In addition, certain airlines have significantly limited or eliminated sales of airline tickets through opaque channels, preferring to consistently show the lowest available price on their own website.  Certain airlines have also significantly reduced their domestic capacity, which reduces the number of airline tickets available to our customers.  Furthermore, we have recently observed a year-over-year decline in passenger traffic and airfares across the airline industry, which we believe is principally due to the worldwide recession.  Decreases in capacity and lower traveler demand negatively impact our domestic air business, which in turn has negative repercussions on our domestic hotel and rental car businesses, and could have a material adverse effect on our business, results of operations and financial condition.  Decreased airfares can adversely impact our Name Your Own Price® airline ticket sales by reducing the amount of absolute dollar savings as compared to retail airline tickets.

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

In addition, recent decreases in rental car fleets have led to increases in retail rental car rates.   Higher retail rental car rates negatively impact demand for our retail rental car service, while decreases in rental car availability negatively impact our Name Your Own Price® rental car service. In January 2010, Toyota recalled over 8 million vehicles due to faulty accelerator pedals, leading to further strain on rental car companies’ fleets and increased retail rental car rates.  If the industry is faced with a shortage of vehicles, rental car companies may reduce the number of car reservations they distribute through our service or increase the negotiated rates at which they are willing to provide car reservations.  In addition, rental car companies rely on auto manufacturers to provide new vehicles for their fleet.  Rental car companies have also historically relied on auto manufacturers and the wholesale used car market to dispose of their fleets of cars.  The worldwide recession has led to questions about the long term viability of the major U.S. auto manufacturers and is partially responsible for a change in the arrangements between rental car companies and automobile manufacturers.  Where manufacturers have historically supplied cars to rental car companies under a lease or another arrangement whereby the manufacturer would buy the car back when it is taken out of the fleet, manufacturers have begun to require the rental car companies purchase the cars for their fleets, which shifts the burden of risk of selling the car to the rental car company.  Tight credit markets negatively affect the used car market, making it difficult for auto manufacturers and rental car suppliers to dispose of their fleets.  If the rental car industry is faced with excess supply, rental car companies may lower retail rental car rates, which could be beneficial to our retail rental car business, but detrimental to our Name Your Own Price® business.  Because rental car days are typically less expensive than airline tickets or hotel room night reservations, a reduction in retail rental car rates has a disproportionately adverse effect on sales of Name Your Own Price® rental car days since customers may be less likely to accept the trade-offs associated with that service.  Any disruption in the supply of vehicles or the ability to dispose of vehicles by car rental companies could impact their ability to match their fleet supply with demand, which could adversely impact our business.

We are exposed to fluctuations in currency exchange rates.

As a result of the growth of our international operations, we are conducting a significant portion of our business outside the United States and are reporting our results in U.S. Dollars.  As a result, we face exposure to adverse movements in currency exchange rates as the financial results of our international operations are translated from local currency (principally the Euro and the British Pound Sterling) into U.S. Dollars upon consolidation.  For example, our international operations contributed approximately $852.0 million to our revenues for the year ended December 31, 2009, which compares to $619.8 million for the same period in 2008, respectively.  Revenue attributable to our international operations increased, on a local currency basis, by approximately 46% in the year ended December 31, 2009, compared to the same period in 2008.

Recently, the U.S. Dollar has strengthened against the Euro and the British Pound Sterling. In general, if the U.S. Dollar strengthens against the local currency, the translation of our foreign-currency-denominated balances will result in decreased net assets, gross bookings, revenues, operating expenses, and net income.

In early 2010, concern over excessive levels of national debt in Greece and certain other European Union countries has caused significant devaluation of the Euro relative to other currencies, such as the U.S. Dollar.  Investors have expressed concern that failure on the part of Greece and certain other European Union countries to alleviate their budget deficits could undermine the Euro and destabilize European debt markets.  Destabilization of the European economy, and particularly the Euro, could lead to a decrease in consumer confidence, which could cause reductions in discretionary spending on services such as leisure travel.  Furthermore, as mentioned above, if the U.S. Dollar strengthens against the Euro, the translation of our Euro-denominated balances will result in decreased net assets, gross bookings, revenues, operating expenses, and net income.

Intense competition could reduce our market share and harm our financial performance.

We compete with both online and traditional sellers of the services we offer. The market for the services we offer is intensely competitive, and current and new competitors can launch new sites at a relatively low cost. We may not be able to effectively compete with industry conglomerates such as Expedia, Orbitz Worldwide or Sabre, each of which has larger gross travel bookings than we do and may have access to significantly greater and more diversified resources than we do.

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

•                  large online portal and search companies, such as Google, Yahoo! (including Yahoo! Travel), Bing (including Bing Travel) and AOL (including AOL Travel);

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

Certain of our major competitors have matched our elimination and/or reduction of processing fees associated with some of our travel services.  In June 2007, we eliminated processing fees for our price-disclosed airline ticket service, and in April 2008, we reduced processing fees for our domestic price-disclosed merchant hotel room service.  As a result, since those dates, we had a pricing advantage against other major online travel agents with respect to these travel services.  Starting in March 2009, Expedia also eliminated air booking fees.  Later in March 2009, Travelocity matched the Expedia change and in April 2009, Orbitz followed.  As a result, we no longer have the price advantage that we have had against our major competitors on price-disclosed airline tickets since June 2007.  Similarly, in April 2009, each of Expedia and Orbitz reduced booking fees on hotel room reservations, and we therefore no longer have a price advantage over those companies on price-disclosed merchant hotel room reservations.  In addition, in May 2009, Orbitz announced a price guarantee program under which a customer who books a prepaid hotel stay will receive money back from Orbitz if another Orbitz customer books the exact same stay in terms of room type, travel dates and number of travelers.  In addition, in October 2009, Travelocity announced the waiver of its cancellation and change fees for hotel and vacation packages, as well as an expanded hotel guarantee, under which consumers who book a hotel room and then find a lower published rate for the same room anytime before the day of check-in are eligible to receive a refund of the difference.  Our business may be adversely impacted as a result of no longer having a price advantage over our direct competitors in the U.S., as seen in the fourth quarter 2009, where domestic gross bookings growth decelerated from the previous quarter, and we may be adversely impacted by future promotional initiatives by our competitors.

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

Many airline, hotel and rental car suppliers, including suppliers with which we conduct business, are focusing on driving online demand to their own websites in lieu of third-party distributors such as us.  Certain suppliers have attempted to charge additional fees to customers who book airline reservations through an online channel other than their own website.  Furthermore, some airlines may distribute their tickets exclusively through their own websites.  Suppliers who sell on their own websites typically do not charge a processing fee, and, in some instances, offer advantages such as web-only fares, bonus miles or loyalty points, which could make their offerings more attractive to consumers than models like ours.

Large, established Internet search engines with substantial resources and expertise in developing online commerce and facilitating Internet traffic are creating — and intend to further create — inroads into online travel.  For example, Google recently launched Google City Tours, an application that offers multi-day travel itineraries in destinations around the world, and Microsoft recently launched Bing Travel, a “meta-search” site, which searches for airfare and hotel reservations online and predicts the best time to purchase them.  “Meta-search” sites leverage their search technology to aggregate travel search results for the searcher’s specific itinerary across supplier, travel agent and other websites and, in many instances, compete directly with us for customers.  These initiatives, among others, illustrate Google’s and Bing’s clear intention to more directly appeal to travel consumers by showing consumers more detailed travel results, including specific information for travelers’ own itineraries, which could lead to suppliers or others gaining a larger share of Google’s or Bing’s traffic or may ultimately lead to search engines maintaining transactions within their own websites.  If Google, as the single largest search engine in the world, or Bing or other leading search engines refer significant traffic to these or other travel services that they develop in the future, it could result in, among other things, more competition from supplier websites and higher customer acquisition costs for third-party sites such as ours and could have a material adverse effect on our business, results of operations and financial condition.

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

A number of jurisdictions have initiated lawsuits against on-line travel companies, including us, related to, among other things, the payment of hotel occupancy and other taxes (i.e., state and local sales tax).  In addition, a number of municipalities have initiated audit proceedings, issued proposed tax assessments or started inquiries relating to the payment of hotel occupancy and other taxes.  Please see Note 17 to the Consolidated Financial Statements for a description of these pending cases and proceedings.  Additional state and local jurisdictions are likely to assert that we are subject to, among other things, hotel occupancy and other taxes (i.e., state and local sales tax) and could seek to collect such taxes, either retroactively or prospectively, or both.

In connection with some hotel occupancy tax audits and assessments, we may be required to pay any assessed taxes, which amounts may be substantial, prior to being allowed to contest the assessments and the applicability of the ordinances in judicial proceedings.  This requirement is commonly referred to as “pay to play” or “pay first.”  Payment of these amounts, if any, is not an admission that we believe that we are subject to such taxes and, even if such payments are made, we intend to continue to assert our position vigorously.

Litigation is subject to uncertainty and there could be adverse developments in these pending or future cases and proceedings.  For example, in October 2009, a jury in a San Antonio class action found that we and the other online travel companies that are defendants in the lawsuit “control” hotels for purposes of the local hotel occupancy tax ordinances at issue and are, therefore, subject to the requirements of those ordinances.  An unfavorable outcome or settlement of pending litigation is likely to encourage the commencement of additional litigation, audit proceedings or other regulatory inquiries.  In addition, an unfavorable outcome or settlement of these actions or proceedings could result in substantial liabilities for past and/or future bookings, including, among other things, interest, penalties, punitive damages and/or attorney fees and costs.  There have been, and will continue to be, substantial ongoing costs, which may include “pay to play” payments, associated with defending our position in pending and any future cases or proceedings. An adverse outcome in one or more of these unresolved proceedings could have a material adverse effect on our business and results of operations and could be material to our earnings or cash flows in any given operating period.

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

Our results may also be affected by seasonal fluctuations in the supply made available to us by airlines, hotels and rental car suppliers. Our revenues and operating results may continue to vary significantly from quarter to quarter because of these factors. As a result, quarter-to-quarter comparisons of our revenues and operating results may not be meaningful. For example, we believe our gross bookings and earnings growth rates reflected favorable year-over-year comparisons in the second half of 2009 due to weak economic conditions in the third and fourth quarters of 2008 (i.e., we began to see the effects of the worldwide recession on our business at the end of the third quarter 2008).  Second, many travel suppliers have discounted or reduced their fares or rates, which we believe has helped to stimulate demand for leisure travel.  We believe that these factors, among others, impacted our second half 2009 financial results and helped our business perform well in the wake of the world wide recession.  We believe that these positive influences may not be present in future periods, which will make for progressively less favorable year-over-year comparisons in 2010, particularly in the second half of 2010.  A significant change in the global economic environment, such as we are currently experiencing as a result of the worldwide recession, makes it more difficult to forecast future operating results.

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

•                  quarterly variations in our operating results;

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

Our performance is largely dependent on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization.  In particular, the contributions of certain key senior management in the U.S., Europe and Asia are critical to the overall management of the Company.  In addition, because our European senior management’s noncontrolling ownership interest was repurchased in September 2008, it may become more difficult to retain these senior managers.  We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees, the loss of whom could harm our business.

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

We have rapidly and significantly expanded our international operations and anticipate expanding further to pursue growth of our service offerings and customer base. For example, the number of our employees worldwide has grown from less than 700 in the first quarter of 2007, to approximately 2,010 as of January 31, 2010, which growth is almost entirely comprised of hires by our international operations.  Such expansion increases the complexity of our business and places a significant strain on our management, operations, technical performance, financial resources and internal financial control and reporting functions.

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

Due to our significant net operating loss carryforwards, we do not expect to make payments of U.S. federal tax for the foreseeable future, except for U.S. alternative minimum tax.  However, we expect to pay foreign taxes on our foreign income.  We expect that our international operations will grow their pretax income at higher rates than the U.S. over the long term and, therefore, it is our expectation that our cash tax payments will increase as our international business generates an increasing share of our pretax income.

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

We may experience similar risks in connection with any future acquisitions. We may not be successful in addressing these risks or any other problems encountered in connection with the acquisitions of Booking.com B.V., Booking.com Limited or Agoda, or that we could encounter in future acquisitions, which would harm our business or cause us to fail to realize the anticipated benefits of our acquisitions.  As of December 31, 2009, we had approximately $482.3 million assigned to the intangible assets and goodwill of Booking.com B.V., Booking.com Limited and Agoda, and therefore, the occurrence of any of the risks identified above could result in a material adverse impact, including an impairment of these assets, which could cause us to have to record a charge for impairment.  Any such charge could adversely impact our operating results, which would likely cause our stock price to decline significantly.

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

We believe that maintaining and expanding the priceline.com and Booking.com and Agoda brands, and other owned brands, including Active Hotels, Lowestfare.com, Rentalcars.com, Breezenet.com, MyTravelGuide.com and Travelweb, are important aspects of our efforts to attract and expand our user and advertiser base.  As our larger competitors spend increasingly more on advertising, we are required to spend more in order to maintain our brand recognition.  In addition, we have spent considerable money and resources to date on the establishment and maintenance of the priceline.com and Booking.com and Agoda brands, and we will continue to spend money on, and devote resources to advertising, marketing and other brand building efforts to preserve and enhance consumer awareness of our brands. We may not be able to successfully maintain or enhance consumer awareness of these brands, and, even if we are successful in our branding efforts, such efforts may not be cost-effective. If we are unable to maintain or enhance customer awareness of our brands in a cost-effective manner, our business, results of operations and financial condition would be adversely affected.

We are exposed to various counterparty risks.

We are party to derivative instruments to hedge our exposure to foreign currency exchange rate fluctuation, as well as potential dilution upon conversion of our convertible senior notes.  As of December 31, 2009, we are party to foreign currency contracts with a notional value of 183.4 million Euros.  The counterparties to these contracts are Morgan Stanley, JPMorgan Chase and RBS Citizens Financial Group.  On the maturity date of these contracts, the counterparties are potentially obligated to pay us the net settlement value.

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

As of December 31, 2009, we held approximately $534.6 million of cash and short-term liquid investments outside of the United States.  To date, we have used our foreign cash to reinvest in our foreign operations.  It is our current expectation to make further investments in our foreign operations with our foreign cash.  If our foreign cash balances continue to grow and our ability to reinvest those balances diminishes, it will become increasingly likely that we will repatriate some of our foreign cash balances to the United States.  In such event, we would likely be subject to additional income tax expenses in the United States with respect to our unremitted foreign earnings.  We would not incur an increase in tax payments unless we repatriate the cash and no longer have net operating loss carryforwards available to offset the taxable income.

In addition, on February 1, 2010, U.S. President Barack Obama proposed significant changes to the U.S. international tax laws that would limit U.S. deductions for interest expense related to un-repatriated foreign-source income and modify the U.S. foreign tax credit rules, among other tax change proposals.  We cannot determine whether these proposals will be enacted into law or what, if any, changes may be made to such proposals prior to their being enacted into law.  If the U.S. tax laws change in a manner that increases our tax obligation, our results could suffer.

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

We are a party to the legal proceedings described in Note 17 to the Consolidated Financial Statements.  The defense of the actions described in Note 17 may increase our expenses and an adverse outcome in any of such actions could have a material adverse effect on our business and results of operations.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our executive, administrative, operating offices and network operations center are located in approximately 92,000 square feet of leased office space located in Norwalk, Connecticut.  We also lease approximately 46,000 square feet of office space in Grand Rapids, Michigan.  Booking.com Limited leases approximately 10,000 square feet of office space, most significantly in Cambridge, England.  Booking.com B.V. leases approximately 148,000 square feet of office space, most significantly in Amsterdam, Netherlands, and in 20 other countries in support of its international operations.  Agoda leases approximately 22,000 square feet of office space in Bangkok, Thailand, and in 9 other countries in support of its international operations.  We do not own any real estate as of February 1, 2010.

We believe that our existing facilities are adequate to meet our current requirements, and that suitable additional or substitute space will be available as needed to accommodate any further expansion of corporate operations.

Item 3.  Legal Proceedings

Litigation Related to Hotel Occupancy and Other Taxes

We and certain third-party defendants are currently involved in approximately forty-five lawsuits brought by or against states, cities and counties over issues involving the payment of hotel occupancy and other taxes (i.e., state and local sales tax) and our “merchant” hotel business.  We are also involved in two consumer lawsuits relating to, among other things, the payment of hotel occupancy taxes and service fees.  In addition, over fifty municipalities or counties, and at least two states, have initiated audit proceedings (including proceedings initiated by more than forty municipalities in California), issued proposed tax assessments or started inquiries relating to the payment of hotel occupancy and other taxes (i.e., state and local sales tax).  Additional state and local jurisdictions are likely to assert that we are subject to, among other things, hotel occupancy and other taxes (i.e., state and local sales tax) and could seek to collect such taxes, retroactively and/or prospectively.

With respect to the principal claims in these matters, we believe that the ordinances at issue do not apply to the service we provide, namely the facilitation of reservations, and, therefore, that we do not owe the taxes that are claimed to be owed.  Rather, we believe that the ordinances at issue generally impose hotel occupancy and other taxes on entities that either own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations.  In addition, in many of these matters, municipalities have typically asserted claims for “conversion” — essentially, that we have collected a tax and wrongfully “pocketed” those tax dollars — a claim that we believe is without basis and have vigorously contested.   The municipalities that are currently involved in litigation and other proceedings with us, and that may be involved in future proceedings, have asserted contrary positions and will likely continue to do so.

In connection with some of these tax audits and assessments, we may be required to pay any assessed taxes, which amounts may be substantial, prior to being allowed to contest the assessments and the applicability of the ordinances in judicial proceedings.  This requirement is commonly referred to as “pay to play” or “pay first.”  For example, the City of San Francisco assessed us approximately $3.4 million (an amount that includes interest and penalties) relating to hotel occupancy taxes, which we paid in July 2009.  Payment of these amounts, if any, is not an admission that we believe we are subject to such taxes and, even if such payments are made, we intend to continue to assert our position vigorously.  We have successfully argued against a “pay first” requirement asserted in another California proceeding, as discussed more fully below.

Litigation is subject to uncertainty and there could be adverse developments in these pending or future cases and proceedings.  For example, in October 2009, a jury in a San Antonio class action found that we and the other online travel companies that are defendants in the lawsuit “control” hotels for purposes of the local hotel occupancy tax ordinances at issue and are, therefore, subject to the requirements of those ordinances.  An unfavorable outcome or settlement of pending litigation is likely to encourage the commencement of additional litigation, audit proceedings or other regulatory inquiries.  In addition, an unfavorable outcome or settlement of these actions or proceedings could result in substantial liabilities for past and/or future bookings, including, among other things, interest, penalties, punitive damages and/or attorney fees and costs.  There have been, and will continue to be, substantial ongoing costs, which may include “pay first” payments, associated with defending our position in pending and any future cases or proceedings.  An adverse outcome in one or more of these unresolved proceedings could have a material adverse effect on our business and results of operations and could be material to our earnings or cash flow in any given operating period.

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

We estimate that, since our inception through December 31, 2009, we have earned aggregate gross profit, including fees, from our entire U.S. “merchant” hotel business (which includes, among other things, the differential between the price paid by a customer for our service and the cost of the underlying room) of approximately $900 million.  This gross profit was earned in over a thousand taxing jurisdictions that we believe have aggregate tax rates (which may include hotel occupancy taxes, state and local taxes, among other taxes) associated with a typical transaction between a consumer and a hotel that generally range from approximately 6% to approximately 18%, depending on the jurisdiction.  In many of the judicial and other proceedings initiated to date, municipalities seek not only historical taxes that are claimed to be owed on our gross profit, but also, among other things, interest, penalties, punitive damages and/or attorney fees and costs.  The October 2009 jury verdict in the San Antonio litigation and the related proceedings to determine, among other things, the amount of penalties, interest and attorney’s fees that could be owed by us illustrate that any liability associated with hotel occupancy tax matters is not constrained by our liability for tax owed on our historical gross profit.  To date, the majority of the taxing jurisdictions in which we facilitate the sale of hotel reservations have not asserted that taxes are due and payable on our U.S. “merchant” hotel business.  With respect to municipalities that have not initiated proceedings to date, it is possible that they will do so in the future or that they will seek to amend their tax statutes and seek to collect taxes from us only on a prospective basis.  As a result of this litigation and other attempts by jurisdictions to levy similar taxes, we have established a reserve for the potential resolution of issues related to hotel occupancy and other taxes in the amount of approximately $21 million (which includes, among other things, amounts related to the litigation in San Antonio).  The reserve is based on our reasonable estimate, and the ultimate resolution of these issues may be less or greater, potentially significantly, than the liabilities recorded.

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

City of Los Angeles v. Hotels.com, Inc., et al.:  On December 30, 2004, a putative class action complaint was filed in the Superior Court for the County of Los Angeles by the City of Los Angeles on behalf of itself and an alleged class of California cities, counties and other municipalities that have enacted occupancy taxes.  In addition to the tax claims, the complaint also asserts unfair competition claims under California Business and Professions Code § 17200, et seq. (“Section 17200”).  On August 31, 2005, the City of Los Angeles filed an amended complaint adding a claim for a declaratory judgment.  On September 26, 2005, the court dismissed the amended complaint on grounds of improper joinder of defendants and claims, with leave to file a second amended complaint.  On February 8, 2006, the City of Los Angeles filed a second amended complaint that asserts the same claims but includes additional allegations of fact.  On March 27, 2006, at the direction of the court, the defendants again asserted improper joinder of defendants and claims.  On March 31, 2006, the defendants filed a petition to coordinate this matter with the City of San Diego case (discussed below).  On July 12, 2006, that petition was granted, and, as a result, this case and the City of San Diego case proceeded in the Superior Court of Los Angeles.  On January 17, 2007, the defendants challenged the City of Los Angeles’ second amended complaint on all issues other than misjoinder of defendants and claims.  On March 1, 2007, the court denied defendants’ previously-filed challenges based on improper joinder.  On March 2, 2007, the City of Los Angeles filed a third amended complaint.  On April 11, 2007, the defendants filed renewed challenges to the third amended complaint.  On July 27, 2007, the court sustained these challenges and dismissed the City’s third amended complaint without prejudice to re-filing upon the exhaustion of the City’s mandatory administrative procedures for tax collection, and stayed the action pending such exhaustion.  The City has begun but has not yet completed those administrative procedures.

City of Rome, Georgia, et al., v. Hotels.com, L.P., et al.:  On November 18, 2005, a putative class action complaint was filed in the United States District Court for the Northern District of Georgia by the City of Rome, Hart County and the City of Cartersville on behalf of themselves and a putative class of Georgia cities, counties and governments which have enacted transient occupancy taxes and/or excise taxes on lodging.  In addition to the tax claims, the complaint also asserts claims for violation of Georgia’s Uniform Deceptive and Unfair Trade Practices Act, conversion, unjust enrichment, a constructive trust and a declaratory judgment.  On February 6, 2006, we and certain other defendants moved to dismiss the complaint.  On May 8, 2006, the court granted defendants’ motion to dismiss all claims relating to the Georgia sales and use tax and denied defendants’ motion to dismiss the excise tax claims.  The plaintiffs filed an amended complaint on June 7, 2006 naming additional plaintiffs.  On February 9, 2007, the defendants moved for summary judgment on the plaintiffs’ claims for plaintiffs’ failure to exhaust the administrative procedures required by Georgia law and by plaintiffs’ respective ordinances.  On May 10, 2007, the court denied the defendants’ motion but concluded that plaintiffs were required to estimate, assess and attempt to collect the taxes at issue.  The court stayed further litigation to permit plaintiffs to comply with those administrative procedures.  On March 26, 2008, certain of the plaintiffs in the City of Rome action sent the defendants, including us and our subsidiaries, proposed assessments of hotel occupancy tax.  We and our subsidiaries promptly responded on March 31, 2008.  Certain of the plaintiffs in the City of Rome action sent the defendants, including us and our subsidiaries, renewed assessments.  On July 10, 2009, the court lifted the stay it had entered to require plaintiffs to pursue administrative remedies.  In lifting the stay, the court relied on recent Georgia Supreme Court rulings that the administrative process in Georgia can be exhausted when a municipality issues a notice of assessment.  Thereafter, the parties agreed to continue the stay of the litigation, except for limited discovery that would allow the parties to engage in mediation of the case.

Pitt County v. Hotels.com, L.P., et al.:  On December 1, 2005, a putative class action complaint was filed in the North Carolina General Court of Justice, Superior Court Division by Pitt County on behalf of itself and a putative class of North Carolina political subdivisions that impose occupancy taxes.  In addition to the tax claims, the complaint also asserts claims for violation of North Carolina General Statute § 75-1, et seq., conversion, a constructive trust and a declaratory judgment.  On February 13, 2006, the defendants removed this action to the United States District Court for the Eastern District of North Carolina.  On March 13, 2006, the defendants moved to dismiss the complaint.  On March 29, 2007, the court denied defendants’ motion to dismiss the complaint.  On April 13, 2007, the defendants moved for reconsideration of that decision or, in the alternative, interlocutory appeal.  On August 13, 2007, the court granted defendants’ motion for reconsideration of the court’s prior order denying the defendants’ motion to dismiss, and dismissed the action in its entirety.  On September 6, 2007, Pitt County filed a notice of appeal of that decision to the United States Court of Appeals for the Fourth Circuit.  On January 14, 2009, the United States Court of Appeals for the Fourth Circuit affirmed the district court’s decision, rejecting Pitt County’s tax claims.  On January 27, 2009, the County filed a petition for re-hearing en banc.  On February 10, 2009, the petition for re-hearing en banc was denied.  The time for any further appeal has passed.

City of San Antonio, Texas v. Hotels.com, L.P., et al.:  On May 8, 2006, a putative class action complaint was filed in the United States District Court for the Western District of Texas, San Antonio Division, by the City of San Antonio on behalf of itself and putative classes of Texas municipalities.  In addition to the tax claims, the complaint also asserts claim for conversion and a declaratory judgment.  On June 30, 2006, we and other defendants moved to dismiss the complaint.  On August 28, 2006, the plaintiff moved for class certification.  On October 30, 2006, the plaintiff filed a first amended complaint that limited the putative classes of Texas municipalities to 175 specifically enumerated municipalities that plaintiff alleges to have hotel occupancy tax ordinances similar to that of the plaintiff.  On March 21, 2007, the court denied defendants’ motion to dismiss the City of San Antonio’s amended complaint, and, on October 1, 2007, denied defendants’ motion for reconsideration of the court’s denial of the motion to dismiss.  On May 27, 2008, the court granted the City of San Antonio’s motion to certify a class of 175 specifically enumerated Texas municipalities that the City alleges to have hotel occupancy tax ordinances similar to it.  On June 10, 2008, the defendants petitioned the United States Court of Appeals for the Fifth

Circuit for interlocutory review of the class certification decision, which petition was denied on July 3, 2008.  On August 12, 2008, the court granted plaintiff’s motion for leave to amend its complaint to add equitable claims of unjust enrichment, money had and received, and for a constructive trust.  Plaintiff amended its complaint on August 13, 2008 and the defendants answered the amended complaint on August 27, 2008.  Following discovery, both plaintiffs and defendants filed motions for summary judgment on March 30, 2009.  On September 28, 2009, the court granted plaintiffs’ motion for partial summary judgment on a number of defendants’ affirmative defenses, including laches, waiver, estoppel and statute of limitations, but denied summary judgment on all remaining issues.  The matter proceeded to trial on October 5, 2009.

On October 30, 2009, the jury reached a verdict that found that we and the other on-line travel companies that are defendants in the lawsuit “control” hotels under the occupancy tax ordinances at issue and are, therefore, responsible for collecting and remitting local hotel occupancy taxes.  The jury rejected the City of San Antonio’s claim for conversion — essentially, that we and the other on-line travel companies had collected a tax and had wrongfully “pocketed” those tax dollars — and for punitive damages.

The final amount of the judgment against us has not been determined.  The jury found that we and our wholly-owned subsidiary, Travelweb LLC, owed the City of San Antonio and the 172 Texas municipalities that make up the class approximately $2.0 million for historical damages through May of 2009.  In further proceedings, the Court will determine, among other things, whether the occupancy tax ordinance applies to our service fee and the amount of penalties, interest, and attorneys’ fees, which could be significant.  We recorded a charge to general and administrative expenses in the amount of $3.7 million related to this judgment in the twelve months ended December 31, 2009.  Because we believe that the jury’s decision is inconsistent with the ordinances and the evidence presented at trial that we do not control hotels, we intend to vigorously pursue our rights on appeal to the United States Court of Appeals for the Fifth Circuit.

Lake County Convention and Visitors Bureau, Inc. and Marshall County v. Hotels.com, L.P., et al.:  On June 12, 2006, a putative class action was filed in the United States District Court for the Northern District of Indiana, Hammond Division, by the Lake County Convention and Visitors Bureau and Marshall County on behalf of themselves and a putative class of Indiana counties, convention and visitors bureaus and any other local governments which have enacted or benefit from taxes on innkeepers.  In addition to the tax claims, the complaint also asserts claims for conversion, unjust enrichment, and breach of fiduciary duties.  On July 14, 2008, the court denied the defendants’ motion to dismiss the complaint.  On July 28, 2008, the defendants answered the complaint.  On March 31, 2009, defendants filed a motion for summary judgment based on the plaintiffs’ failure to exhaust administrative remedies.  Plaintiffs opposed the motion for summary judgment on May 11, 2009.  Oral argument on the motion was heard on November 19, 2009; the parties are awaiting the decision on the motion.

Louisville/Jefferson County Metro Government v. Hotels.com, L.P., et al.:  On September 21, 2006, a putative class action was filed in the United States District Court for the Western District of Kentucky by the Louisville/Jefferson County Metro Government on behalf of itself and a putative class of Kentucky cities, counties and townships that have enacted transient room taxes.  In addition to the tax claims, the complaint also asserts claims for conversion, money had and received, unjust enrichment, a constructive trust, and a declaratory judgment.  On December 15, 2006, the plaintiff moved to amend the complaint to make certain changes to the identity of the defendants. That motion was granted, and, on January 8, 2007, plaintiff filed its amended complaint.  On January 17, 2007, defendants renewed their earlier motion to dismiss with respect to the amended complaint.  On August 10, 2007, the court denied the defendants’ motion to dismiss.  On September 13, 2007, the defendants answered.  On October 26, 2007, the defendants filed a motion for reconsideration of the court’s order denying the defendants’ motion to dismiss, or, in the alternative, certification of interlocutory appeal to the Kentucky Supreme Court or the United States Court of Appeals for the Sixth Circuit.  On November 9, 2007, the plaintiff moved to strike the defendants’ motion for reconsideration.  On February 20, 2008, the Lexington-Fayette

Urban County Government (“Lexington”) filed a motion to intervene in this action as an additional plaintiff, which the defendants did not oppose.  On March 20, 2008, Lexington’s motion was granted, and its intervening complaint was filed on April 16, 2008.  Lexington’s intervening complaint makes substantially the same claims asserted by the Louisville/Jefferson County Metro Government, except it does not seek to represent a class.  On March 21, 2008, the Louisville/Jefferson County Metro Government filed an unopposed motion to amend its complaint to withdraw its allegations relating to the proposed certification of a class and to make certain other changes to the alleged facts.  That motion was granted on June 6, 2008 and the Louisville/Jefferson County Metro Government was ordered to file an amended complaint.  On May 16, 2008, the defendants moved to dismiss the intervening complaint filed by the Lexington-Fayette Urban County Government.  On September 30, 2008, the court granted the defendants’ motion for reconsideration of its prior order denying the defendants’ motion to dismiss the claims brought by the Louisville/Jefferson County Metro Government, and dismissed all of that plaintiff’s claims, with prejudice.  The court also granted the defendants’ motion to dismiss the claims brought by the Lexington-Fayette Urban County Government, with prejudice.  Both plaintiffs filed notices of appeal to the U.S. Court of Appeals for the Sixth Circuit.  Briefing was completed on the appeal on May 11, 2009, and oral argument took place on October 14, 2009.  The Sixth Circuit affirmed the trial court’s dismissal and judgment on December 22, 2009.

County of Nassau, New York v. Hotels.com, LP, et al.:  On October 24, 2006, a putative class action was filed in the United States District Court for the Eastern District of New York by Nassau County on behalf of itself and a putative class of New York cities, counties and other local governmental entities that have imposed hotel taxes since March 1, 1995.  In addition to the tax claims, the complaint also asserts claims for conversion, unjust enrichment and a constructive trust.  On January 31, 2007, the defendants moved to dismiss the complaint.  On August 17, 2007, the court granted the defendants’ motion to dismiss the complaint for the County of Nassau’s failure to exhaust its mandatory administrative procedures for tax collection.  On September 12, 2007, the County of Nassau filed a notice of appeal of that order to the United States Court of Appeals for the Second Circuit.  On January 22, 2009, the United States Court of Appeals for the Second Circuit heard oral argument on the County’s appeal of the lower court’s order dismissing the action and ordered further briefing on certain issues.  On August 11, 2009, the Second Circuit vacated the lower court’s order dismissing the complaint, and remanded with instructions to consider whether the complaint meets specified jurisdictional requirements.  On September 10, 2009, the Second Circuit denied the defendants’ petition for rehearing.  The parties are currently conducting discovery specific to class certification issues.

City of Jefferson, Missouri v. Hotels.com, LP, et al.:  On June 27, 2007, a putative class action complaint was filed in the Circuit Court of Cole County, Missouri by the City of Jefferson, Missouri on behalf of itself and a putative class of Missouri cities, counties and governments that have enacted taxes on lodging.  In addition to the claim for hotel taxes, the complaint also asserted claims for violation of the Missouri Merchandising Practices Act, conversion, unjust enrichment, declaratory judgment, breach of fiduciary duties and a constructive trust.  On November 5, 2007, the defendants moved to dismiss the complaint.  On June 19, 2008, the court granted the defendants’ motion to dismiss as to the claim for violation of the Missouri Merchandising Practices Act, and denied the remainder of the motion, allowing the remaining claims to proceed.  On July 21, 2008, the defendants answered the complaint.  On December 29, 2009, a settlement agreement among the parties was completed by the entry of a stipulated court order of dismissal with prejudice.

City of Gallup, New Mexico v. Hotels.com, L.P., et al.:  On July 6, 2007, a putative class action was filed in the United States District Court for the District of New Mexico by the City of Gallup on behalf of itself and a putative class of New Mexico taxing authorities that have enacted lodgers’ taxes.  The complaint asserts claims for violation of the New Mexico Lodger’s Tax Act and municipal ordinances.  On August 27, 2007, the defendants answered the City of Gallup’s complaint.  On January 8, 2009, plaintiffs filed a motion for class certification and a motion for leave to amend the complaint.    The court granted the motion to amend on January 16, 2009.  On February 2, 2009, defendants answered the first amended complaint.  After complete briefing, the court certified a class on July 7, 2009.  On

August 27, 2009, the United States Court of Appeals for the Tenth Circuit entered an order denying defendants’ petition to appeal the order certifying a class.  On September 22, 2009, plaintiffs filed a motion for partial summary judgment.  Defendants’ opposition to the motion for partial summary was filed on November 13, 2009.  The court has since stayed discovery in the case pending its decision on the motion for partial summary judgment.  The parties have scheduled a mediation for March 3, 2010.

City of Jacksonville v. Hotels.com, L.P., et al.:  In July 2006, a putative class action was filed in the Circuit Court, Fourth Judicial Circuit, in and for Duval County, Florida, by the City of Jacksonville on behalf of itself and a putative class of Florida counties that collect tourist development taxes and/or convention development taxes and that have elected self administration of such taxes.  In addition to the tax claims, the complaint also asserts claims for conversion, unjust enrichment, a constructive trust, and a declaratory judgment.  On August 21, 2007, the court granted defendants’ motion to dismiss the complaint for the City of Jacksonville’s failure to exhaust its mandatory administrative procedures for tax collection. On September 10, 2007, the City of Jacksonville moved for a stay of proceedings pending the outcome of that administrative process.  That motion was denied on October 31, 2007 and the case was closed.  No appeal was taken by the City of Jacksonville.  On July 1, 2008, the City of Jacksonville filed a first amended complaint.  The proposed first amended complaint asserts only a declaratory judgment claim related to the defendants’ alleged liability for tourist development taxes and/or convention development taxes.  On July 15, 2008, the defendants moved to dismiss and to strike the amended complaint.  On July 30, 2008, the plaintiff filed a motion to amend its complaint.  On February 25, 2009, the court granted plaintiff’s motion for leave to amend its complaint.  On March 10, 2009, plaintiff filed its first amended complaint and, on April 24, 2009, the defendants answered the first amended complaint.  The parties are currently conducting discovery.

The City of Goodlettsville, Tennessee, et al. v. priceline.com Incorporated, et al.:  On June 2, 2008, a putative class action was filed in the United States District Court for the Middle District of Tennessee by the City of Goodlettsville and the City of Brentwood, Tennessee on behalf of themselves and a putative class of Tennessee political subdivisions that impose an occupancy tax.  In addition to the tax claims, the complaint also asserts claims for unjust enrichment and conversion.  On August 7, 2008, the defendants moved to dismiss the complaint.   On Oct. 2, 2008, the City of Brentwood, Tennessee voluntarily dismissed its claims, and the case will proceed with the City of Goodlettsville as the sole plaintiff.  On March 31, 2009, the court denied defendants’ motion to dismiss.  On April 24, 2009, defendants answered the complaint.  On December 21, 2009, the plaintiff moved for class certification, and the defendants opposed, on February 4, 2010.  The parties are currently conducting discovery.

The Township of Lyndhurst, New Jersey v. priceline.com Incorporated, et al.:  On June 18, 2008, a putative class action was filed in the United States District Court for the District of New Jersey by the Township of Lyndhurst on behalf of itself and a putative class of New Jersey political subdivisions that impose hotel occupancy taxes.  In addition to the tax claims, the complaint also asserts claims for unjust enrichment, conversion, a constructive trust, and a declaratory judgment.  On August 19, 2008, the defendants moved to dismiss the complaint.  On March 18, 2009, the United States District Court for the District of New Jersey granted defendants’ motion to dismiss the complaint with prejudice on the grounds that plaintiff lacked standing to bring its claims.  On April 9, 2009, plaintiff filed a notice of appeal to the United States Circuit Court of Appeal for the Third Circuit.  On July 6, 2009, plaintiff filed their appellate brief.  The defendants’ answering brief was filed on August 5, 2009, and the Township’s reply brief was filed on August 19, 2009.  The Court of Appeal has elected to decide the appeal without oral argument; the appeal remains pending.

County of Monroe, Florida v. Priceline.com, Inc. et al:  On January 12, 2009, the County filed a purported class action complaint in the United States District Court for the Southern District of Florida. In addition to claims with respect to the application of the Tourist Development Tax, the complaint also asserted claims for conversion, unjust enrichment and injunctive relief.  On March 30, 2009, the Court dismissed the action because a scheduling report had not been submitted to the Court.  Thereafter, on April 16, 2009, the plaintiff filed another complaint making the same substantive allegations made in its previous complaint.  On April 24, 2009, defendants moved to dismiss.  The court granted in part, and denied in part, defendants’ motion to dismiss on December 17, 2009 by dismissing the plaintiff’s claim for injunctive relief. On December 31, 2009, the defendants answered the amended complaint.  On January 4, 2010, plaintiff filed a motion for class certification.  Defendants filed an opposition to class certification on January 14, 2010; and plaintiff’s reply was filed on January 22, 2010.  The court has set a trial date of July 19, 2010.  The parties are currently conducting discovery.

County of Genesee, MI, et al. v. Hotels.com LP, et al.:  On February 24, 2009, the County filed a purported class action on behalf of itself and three other Michigan counties in the Circuit Court for the County of Ingham. The complaint asserts claims for violation of hotel tax statutes and ordinances, conversion, and unjust enrichment, and seeks imposition of a constructive trust and declaratory judgment.  On June 29, 2009, defendants filed a motion to dismiss the complaint.  Plaintiffs’ response to the motion was filed August 14, 2009.  Oral argument on the motion was held August 21, 2009.  On August 31, 2009, the court denied defendants’ motion to dismiss the complaint.  On September 21, 2009, defendants answered the complaint.  The parties are presently conducting discovery.

Pine Bluff Advertising and Promotion Commission, Jefferson County, AR, et al. v. Hotels.com, LP, et al.: On September 30, 2009, Pine Bluff Advertising and Promotion  Commission, Jefferson County, Arkansas filed a purported class action complaint in the Circuit Court of Jefferson County, Arkansas seeking declaratory relief and monetary damages and alleging violations of accommodations tax laws and ordinances.  Defendants filed a motion to dismiss the complaint on December 4, 2009.  On January 19, 2010, the court granted defendants’ motion based on plaintiffs’ failure to timely file an opposition.  The plaintiff thereafter filed an opposition to the motion to dismiss on January 22, 2010, and requested that the court reconsider its dismissal of the action.

County of Lawrence v. Hotels.com, L.P., et al.:  On September 9, 2009, the County of Lawrence, Pennsylvania filed a purported class action complaint in the United States District Court for the Western District of Pennsylvania.  On November 17, 2009, the plaintiff voluntarily dismissed the federal case, but subsequently filed another complaint, on November 20, 2009, in the Court of Common Pleas of Lawrence County, Pennsylvania seeking declaratory and monetary damages relief, as well as alleging violations of the Pennsylvania hotel occupancy tax code, conversion and unjust enrichment.  The defendants’ response to the complaint is due March 9, 2010.

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

City of Findlay v. Hotels.com, L.P., et al and City of Columbus, et al. v. Hotels.com, L.P., et al.:  On October 25, 2005, a putative class action complaint was filed in the Common Pleas Court of Hancock County, Ohio by the City of Findlay on behalf of itself and a putative class of Ohio cities, counties and townships that have enacted occupancy or excise taxes on lodging.  In addition to the tax claims, the complaint also asserts claims for violation of the Ohio Consumer Sales Practices Act, conversion, a constructive trust and a declaratory judgment.  On November 22, 2005, we and certain other defendants removed this action to the United States District Court for the Northern District of Ohio. On July 26, 2006, the court granted defendants’ motion to dismiss the Consumer Sales Practices Act claims and denied defendants’ motion to dismiss the remaining claims.  On August 8, 2006, a putative class action complaint was filed in the United States District Court for the Southern District of Ohio by the cities of Columbus and Dayton on behalf of themselves and a putative class of Ohio cities, counties and townships.  In addition to the tax claims, the complaint also asserts claims for unjust enrichment, money had and received, conversion, a constructive trust and a declaratory judgment.  On July 10, 2007, the court granted defendants’ motion to transfer the City of Columbus case to the United States District Court for the Northern District of Ohio, where the City of Findlay case is pending.  On July 23, 2007, the court granted defendants’ motion to dismiss the City of Columbus plaintiffs’ Consumer Sales Practices Act claims and denied defendants’ motion to dismiss the remaining claims.  On August 2, 2007, the City of Findlay filed a motion seeking leave to amend its complaint to withdraw its allegations seeking to assert class-wide claims.  On August 15, 2007, the court granted that motion and an amended complaint withdrawing those class allegations was filed.  On August 31, 2007, the defendants answered the City of Columbus complaint.  On September 4, 2007, the defendants answered the City of Findlay amended complaint.  On November 6, 2007, the court granted the parties’ joint motion to consolidate the City of Findlay action with the City of Columbus action for pre-trial purposes.  On February 19, 2008, the cities of Columbus, Dayton and Findlay moved to amend their respective complaints to drop all class action allegations and to add nine additional Ohio municipalities as plaintiffs.  That motion was granted on February 27, 2008, and the plaintiffs’ first amended consolidated complaint was filed that day.  On March 26, 2008, the defendants moved to dismiss the first amended consolidated complaint.  On June 19, 2008, the court denied the defendants’ motion.  On July 3, 2008, the defendants answered the first amended consolidated complaint.  On July 7, 2009, plaintiff amended the complaint to add Franklin County Convention Authority as a plaintiff.  On July 17, 2009, defendants moved to dismiss the new complaint.  The court denied the motion on November 2, 2009.  On October 23, 2009 defendants filed a motion to strike and/or exclude the plaintiffs’ expert.  On November 24, 2009 plaintiffs filed their opposition to defendants’ motion to strike and/or exclude their expert.  Defendants’ reply was filed on December 21, 2009.  That motion remains pending.

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

City of San Diego, California v. Hotels.com L.P., et al.:  On February 9, 2006, the City of San Diego, California filed a complaint in Superior Court for the County of San Diego, California.  In addition to the tax claims, the complaint also asserts unfair competition claims under Section 17200.  On March 31, 2006, the defendants filed a petition to coordinate this matter with the City of Los Angeles case (discussed above).  On July 12, 2006, that petition was granted, and, as a result, this case was coordinated with the City of Los Angeles action and will proceed in the Superior Court of Los Angeles.  As discussed above, on March 1, 2007, the court denied defendants’ previously-filed challenges to the City of Los Angeles’ second amended complaint on misjoinder grounds, which the parties deemed applicable to the City of San Diego’s complaint.  On January 17, 2007, the defendants filed challenges to the City of San Diego’s complaint on all issues other than misjoinder of defendants and claims.  On March 8, 2007, the City of San Diego filed an amended complaint.  On April 11, 2007, the defendants filed a renewed motion to dismiss the amended complaint.  On July 27, 2007, the court sustained the defendants’ challenges and dismissed the City’s amended complaint without prejudice to re-filing upon the exhaustion of the City’s mandatory administrative procedures for tax collection, and stayed the action pending such exhaustion.  The City is presently conducting those administrative procedures.

City of Atlanta, Georgia v. Hotels.com L.P., et al.:  On March 29, 2006, the City of Atlanta, Georgia filed a complaint in the Superior Court of Fulton County, Georgia.  In addition to tax claims, the complaint also asserts claims for a declaratory judgment, conversion, unjust enrichment, a constructive trust and a demand for an equitable accounting.  On June 5, 2006, certain defendants, including us and our subsidiaries, answered the complaint.  The parties proceeded to conduct discovery.  On October 12, 2006, as directed by the court, the defendants submitted briefs regarding the City of Atlanta’s failure to exhaust the administrative remedies dictated by Georgia law and its own ordinance.  On December 12, 2006, the court dismissed the City of Atlanta’s action for lack of jurisdiction because the City of Atlanta failed to exhaust mandatory administrative remedies prior to bringing suit.  On January 10, 2007, the City of Atlanta filed a notice of appeal of the dismissal.  On October 26, 2007, the Georgia Court of Appeals affirmed the order of the Georgia Superior Court.  On November 5, 2007, the City moved for reconsideration of the October 26, 2007 opinion, and that motion was denied on November 13, 2007.  On December 10, 2007, the City filed a petition for certiorari with the Georgia Supreme Court. On May 20, 2008, the Georgia Supreme Court granted certiorari as to certain questions raised by plaintiff from the October 26, 2007 decision of the Georgia Court of Appeals affirming the dismissal of this action.  On September 8, 2008, the Georgia Supreme Court heard oral argument on that appeal.  On March 23, 2009, the Georgia Supreme Court reversed the lower court’s dismissal allowing the claim for declaratory relief to be returned to the lower court.  On April 7, 2009, the Georgia Supreme Court denied our and other defendants’ motion for reconsideration.  The Georgia Supreme Court remanded the case to the lower court on May 23, 2009.  On October 23, 2009, the City filed its first amended complaint.  On November 30, 2009, the defendants filed an answer to the amended complaint.  Dispositive motions must be filed on or before March 1, 2010.

City of Charleston, South Carolina v. Hotel.com, et al.:  On April 26, 2006, the City of Charleston, South Carolina filed a complaint in the Court of Common Pleas, Ninth Judicial Circuit of South Carolina.  In addition to the tax claims, the complaint also asserts claims for conversion, a constructive trust and a demand for a legal accounting.  On May 31, 2006, defendants removed the case to the United States District Court for the District of South Carolina, Charleston Division.  On July 7, 2006, the defendants answered the complaint.  On January 23, 2007, the City of Charleston moved to amend the complaint to assert claims arising under the South Carolina Unfair Trade Practices Act.   On April 23, 2007, the court granted plaintiff’s motion for leave to amend its complaint to assert claims arising under the South Carolina Unfair Trade Practices Act, and plaintiff amended its complaint to assert such claims on May 14, 2007.  On April 26, 2007, the court granted defendants’ unopposed motion to consolidate this case with Town of Mount Pleasant (discussed below).  On June 4, 2007, the defendants moved to dismiss the amended complaint.  On November 5, 2007, the court denied that motion.  A trial date has been set for June 17, 2010, with dispositive motion practice and mediation anticipated prior to that date.

Town of Mount Pleasant, South Carolina v. Hotels.com, et al.:  On May 23, 2006, the Town of Mount Pleasant, South Carolina filed a complaint in the Court of Common Pleas, Ninth Judicial Circuit of South Carolina.  On July 21, 2006, the defendants removed the case to the United States District Court for the District of South Carolina, Charleston Division.  On September 15, 2006, the defendants answered the complaint.  On January 22, 2007, the Town of Mount Pleasant moved to amend the complaint to assert claims arising under the South Carolina Unfair Trade Practices Act.  On April 23, 2007, the court granted plaintiff’s motion for leave to amend its complaint to assert claims arising under the South Carolina Unfair Trade Practices Act, and plaintiff amended its complaint to assert such claims on May 14, 2007.  On April 26, 2007, the court granted defendants’ unopposed motion to consolidate this case with City of Charleston (discussed above).  On June 4, 2007, the defendants moved to dismiss the amended complaint.  On November 5, 2007, the court denied that motion.  On November 30, 2007, the defendants answered the amended complaint.  A trial date has been set for June 17, 2010, with dispositive motion practice and mediation anticipated prior to that date.

City of North Myrtle Beach, South Carolina v. Hotels.com, LP, et al.:  On August 28, 2006, the City of North Myrtle Beach, South Carolina filed a complaint in the Court of Common Pleas, Fifteenth Judicial Circuit of South Carolina.  On October 27, 2006, we and certain other defendants removed the case to the United States District Court for the District of South Carolina, Florence Division.  On December 1, 2006, the defendants filed their motion to dismiss the complaint.  On September 30, 2007, the court denied that motion.  On January 29, 2008, the City of North Myrtle Beach moved to amend its complaint to assert claims arising under the South Carolina Unfair Trade Practices Act.   On June 25, 2008, the court granted the plaintiff’s motion to amend its complaint to assert claims arising under the South Carolina Unfair Trade Practices Act.  On August 1, 2008, the plaintiff filed an amended complaint asserting claims arising under the South Carolina Unfair Trade Practices Act.  On August 15, 2008, the defendants answered the amended complaint.  A trial date has been set for June 7, 2010, with dispositive motion practice and mediation anticipated prior to that date.

Wake County v. Hotels.com, LP, et al.; Dare County v. Hotels.com, LP, et al.; Buncombe County v. Hotels.com, LP, et al., and Mecklenburg County v. Hotels.com LP, et al.:  On November 3, 2006, Wake County, North Carolina filed a complaint in the General Court of Justice, Superior Court Division, Wake County, North Carolina.  In addition to the claim for Room Occupancy Taxes, the complaint also asserted claims for a declaratory judgment, an injunction, conversion, imposition of a constructive trust, an accounting, violation of North Carolina General Statute § 75-1, et seq., and breach of agency duties and statutory penalties. On January 31, 2007, the defendants moved to dismiss this action.  On February 1, 2007, the defendants moved to designate the case as a complex business case subject to the jurisdiction of the North Carolina Business Court, to which plaintiff consented and the case was transferred to the Business Court.   On January 26, 2007, Dare County, North Carolina filed a complaint in the same court alleging the same claim.  On February 1, 2007, Buncombe County, North Carolina filed a complaint in the same court.  The Buncombe complaint seeks a declaratory judgment that the defendants are liable for occupancy taxes, as well as supplemental relief including, without limitation, an accounting and a determination of the amount of taxes due but unpaid.  On April 4, 2007, the Wake County, Buncombe County and Dare County actions were consolidated for pre-trial purposes, and the following discussion applies to all four actions.  On May 7, 2007, the defendants moved to dismiss the Dare County and Buncombe County actions.  On November 19, 2007, the court granted in part and denied in part the motions to dismiss the three actions.  The court dismissed all claims for conversion, all claim for violation of North Carolina General Statute § 75-1, et seq.  The remaining claims brought by the other three plaintiffs survived the defendants’ motions.  On January 14, 2008, Mecklenburg County filed a complaint in the General Court of Justice, Superior Court Division, Mecklenburg County, North Carolina.  In addition to the claim for room occupancy taxes, the complaint also asserted claims for a declaratory judgment, an injunction, conversion, imposition of a constructive trust, an accounting, violation of North Carolina General Statute § 75-1, et seq., and breach of agency duties and statutory penalties.  On February 19, 2008, the Mecklenburg action was consolidated with the Dare, Mecklenburg and Wake County actions for pre-trial purposes.  On March 26, 2008, defendants moved to dismiss the Mecklenburg action.  On May 15, 2008, the court granted in part and denied in part the motion to dismiss.  The parties are currently completing discovery.

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

City of Houston, Texas v. Hotels.com, LP., et al.:  On March 5, 2007, the City of Houston, Texas filed a petition (i.e., a complaint) in the District Court of Harris County, Texas.  In addition to the claim for violation of the Houston hotel occupancy tax ordinance, the petition also asserted claims for conversion, constructive trust, civil conspiracy, and a legal accounting.  On April 30, 2007, the defendants filed special exceptions, seeking to dismiss the petition.  On July 5, 2007, the court denied in part and granted in part the defendants’ challenges to the complaint.  The court denied the challenges relating to the adequacy of the plaintiff’s allegations, but granted those that would require the plaintiff to state with specificity the maximum amount of damages claimed.  On October 2, 2007, the City of Houston filed an amended petition adding the Harris County Sports Authority as a plaintiff.  On October 15, 2007, we and the other defendants filed renewed challenges to the complaint and affirmative defenses.  On November 19, 2007, the court granted those special exceptions. On January 22, 2008, the plaintiffs filed a second amended petition.  On February 4, 2008, we and the defendants filed renewed challenges to the petition and moved to dismiss the action.  On March 13, 2008, the court dismissed the action.  On April 14, 2008, the plaintiffs filed a motion seeking to have their petition reinstated, which was granted on May 27, 2008.  On November 23, 2009, defendants moved for summary judgment on all of plaintiffs’ claims.  The court granted defendants’ motion for summary judgment in its entirety and dismissed the action with prejudice on January 19, 2010.

City of Oakland, California v. Hotels.com, L.P., et al.:  On June 29, 2007, the City of Oakland, California filed a complaint in the United States District Court for the Northern District of California.  In addition to the claim for violation of the City of Oakland’s Transient Tax Ordinance, the complaint also asserted unfair competition claims under California Business and Professions Code § 17200, et seq., and claims for conversion, unjust enrichment, punitive damages, a constructive trust and a declaratory judgment.  On September 18, 2007, the defendants moved to dismiss the complaint.  On November 6, 2007, the court granted the defendants’ motion and dismissed the City of Oakland’s complaint with prejudice for the City’s failure to exhaust its mandatory administrative procedures for tax collection.  On December 5, 2007, the City of Oakland filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit.  On July 16, 2008, we and Lowestfare.com LLC received audit notices from the City.  On August 4, 2008, we and Lowestfare.com LLC responded and requested a hearing before the City’s Business Tax Board of Review.  On July 17, 2009, the U.S. Court of Appeals for the Ninth Circuit affirmed the dismissal of the case for failure to exhaust administrative remedies, but ruled that the action should have been dismissed without prejudice, rather than with prejudice.  The case was therefore remanded.  Plaintiff’s time to appeal dismissal expired on October 14, 2009.  The City is proceeding with administrative proceedings.

City of Baltimore, Maryland v. Priceline.com, Inc., et al.:  On December 10, 2008, the City of Baltimore, Maryland filed a complaint in the United States District Court for the District of Maryland.  In addition to claims for declaratory and injunctive relief with respect to the application of the City’s Hotel Room Tax, the complaint also asserted claims for conversion, unjust enrichment, assumpsit, constructive trust, and punitive damages.  On March 16, 2009, the defendants moved to dismiss the complaint.  On June 1, 2009, the court denied the motion.  The parties are proceeding with discovery.

County Commissioners of Worcester, Maryland v. Priceline.com, Inc., et al.:  On January 6, 2009, the County Commissioners of Worcester, Maryland filed a complaint in the United States District Court for the District of Maryland.  In addition to the claim for violation of the County’s Hotel Room Tax, the complaint also asserted claims for conversion, unjust enrichment, and assumpsit.  On March 16, 2009, the defendants moved to dismiss the complaint.  On June 2, 2009, the court denied the motion.  On June 15, 2009, defendants filed a motion for reconsideration, which was denied on July 21, 2009.  The parties are proceeding with discovery.

City of Bowling Green, KY v. Hotels.com LP et al.:  On March 10, 2009, the City of Bowling Green filed a complaint in Warren Circuit Court in the Commonwealth of Kentucky against us and other defendants.  The complaint asserts claims for violation of the Uniform Transient Room Ordinances, unjust enrichment, money had and received, and conversion, and seeks imposition of a constructive trust and declaratory judgment.  On May 21, 2009, defendants moved to dismiss the complaint.  A hearing on the motion took place on September 9, 2009, and the matter was taken under submission by the court.  The parties are awaiting the court’s decision on the motion to dismiss.

St. Louis County, Missouri v. Prestige Travel, Inc. et al.:  On July 6, 2009, St. Louis County, Missouri filed a complaint in the Circuit Court of St. Louis County, Missouri.  The complaint sought declaratory relief and monetary damages relating to the state and county’s transient guests tax, as well as alleging a claim for conversion.  On September 18, 2009, an amended complaint was filed adding St. Louis Convention & Visitors Commission as a plaintiff.  Defendants filed a motion to dismiss the complaint on November 30, 2009 and the parties are presently conducting discovery.

The Village of Rosemont, Illinois v. Priceline.com, Inc., et al.:  On July 23, 2009, the Village of Rosemont, Illinois filed a complaint in the United States District Court for the Northern District of Illinois. In addition to claims for injunctive relief and monetary damages with respect to the application of the Village Hotel Tax, the complaint also asserted claims for unjust enrichment and conversion.  Defendants filed a motion to dismiss the complaint on October 9, 2009.  Plaintiffs opposed defendants’ motion to dismiss on November 4, 2009.  Oral argument was heard on the motion on January 15, 2010.  The parties are awaiting the court’s decision on the motion to dismiss and are presently conducting discovery.

Palm Beach County, Florida v. Priceline.com, Inc., et al.:  On July 30, 2009, Ann Gannon, purportedly in her capacity as Palm Beach County Tax Collector and on behalf of Palm Beach County, Florida, filed a complaint in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida.  The complaint seeks declaratory judgment and monetary damages relating to the County’s tourist development taxes.  The County thereafter filed an amended complaint on December 1, 2009 making the same substantive claims.  On January 8, 2010, defendants filed an answer to the amended complaint.

Brevard County, Florida v. Priceline.com Inc., et al.:  On October 2, 2009, Brevard County filed a complaint in the United State District Court for the Middle District of Florida.  The complaint sought injunctive relief and monetary damages relating to the County’s tourist development taxes, as well as claims of unjust enrichment and conversion.   Defendants filed a motion to dismiss the complaint on December 7, 2009.  On January 4, 2010, the plaintiff voluntarily dismissed its claim for injunctive relief.  The parties are awaiting the court’s decision on the remaining parts of defendants’ motion to dismiss.

Leon County, et al. v. Expedia, Inc., et al.:  On November 5, 2009, Leon County, Florida, five other Florida counties, and certain individual tax collectors for some of the counties filed a complaint in the Circuit Court of the Second Judicial Circuit, in and for Leon County, Florida.  The complaint seeks injunctive relief and monetary damages relating to the County’s tourist development taxes.  Defendants filed a motion to dismiss the complaint on January 19, 2010.  The plaintiffs indicated that they intend to amend the complaint by dropping their claims for monetary damages.  The Court has not yet scheduled a hearing date on defendants’ motion.

Leon County v. Expedia, Inc. et al.:  On December 22, 2009, Leon County filed a complaint in the Circuit Court of the Second Judicial Circuit, in and for Leon County, Florida.  It also names the Florida Department of Revenue as a defendant.  The complaint seeks declaratory relief and monetary damages relating to the Florida transient rental tax.  The defendants’ motion to dismiss was filed on February 10, 2010.

City of Birmingham, et al. v. Orbitz, Inc., et al.:  On December 11, 2009, the City of Birmingham and eight other Alabama cities, and the Birmingham-Jefferson Civic Center Authority filed a complaint in the Circuit Court of Jefferson County.  The complaint seeks declaratory judgment regarding defendants’ alleged obligation to remit lodging tax to each named jurisdiction.  Defendants’ answer to the complaint is due on February 19, 2010.

We have also been informed by counsel to the plaintiffs in certain of the aforementioned actions that various, undisclosed municipalities or taxing jurisdictions may file additional cases against us, Lowestfare.com LLC and Travelweb LLC in the future.  Some municipalities or taxing jurisdictions have sent us and/or our subsidiaries tax notices or demands, including Brunswick County and Stanly County, North Carolina; and the City of North Little Rock, Arkansas.

We intend to defend vigorously against the claims in all of the proceedings described above.

Judicial Actions Relating to Assessments Issued by Individual Cities and Counties

After administrative remedies have been exhausted, we may seek judicial review of assessments issued by an individual city or county.

Priceline.com, Inc. et al. v. Broward County, Florida:  In May 2008, we (including Travelweb LLC) received assessments from the County.  On June 19, 2008, we submitted formal protests of the assessments and on November 13, 2008, our protests were denied.  On January 13, 2009, we filed suit in the Circuit Court of the Second Judicial Circuit, in and for Leon County, Florida, against the County and the Florida Department of Revenue challenging the assessments.  The County and the Department of Revenue answered and filed a counterclaim on February 2, 2009.  In addition to claims for injunctive relief with respect to the County’s tourist development tax, the counterclaim also asserted claims for breach of fiduciary duty, conversion and statutory civil theft.  The counterclaim defendants moved to dismiss the counterclaims and to strike the affirmative defenses on February 23, 2009, and we responded on March 24, 2009.  On March 3, 2009, defendant Broward County moved to consolidate the action with an action captioned Orbitz, LLC, Internetwork Publishing Corp., d/b/a Lodging.com v. Broward County, Florida and Florida Department of Revenue, Case No. 2009 CA 000126.  Although we opposed the motion to consolidate, on May 13, 2009, the case was consolidated with other cases filed by online travel companies.  On August 25, 2009, we filed our complaint in the CA 000126 action.  On October 30, 2009, we joined in a motion to dismiss counterclaims filed by other defendants; on November 23, 2009, Broward County filed its response to that motion and its first amended answer, defenses and counterclaims.  On December 15, 2009, we and other plaintiffs filed a motion to dismiss and motion to strike the County’s first amended answer, defenses, and counterclaim to the Orbitz defendants’ August 25, 2009.  The parties are awaiting the court’s decision on the pending motion.

Priceline.com Inc. et al. v. City of Anaheim et al.:  In May 2008, we, Travelweb LLC and Lowestfare.com LLC received assessments from the City of Anaheim, California.  On June 2, 2008, we submitted formal protests of the assessments.  On February 6, 2009, the City-appointed hearing officer issued a ruling upholding the determination that we were liable for the Transient Occupancy Tax, but reducing the amounts of the assessments issued.  On February 11, 2009, we and Travelweb LLC filed suit in Superior Court of the State of California, County of Orange, against the City and the hearing officer challenging the assessments and the liability determination.

On February 18, 2009, we and Travelweb LLC joined a motion filed by Expedia, Inc. seeking a ruling that the plaintiffs do not have to pay the amounts assessed by the City until resolution of the matter by the courts.  On February 26, 2009, the City moved to dismiss on the basis that plaintiffs had not paid the assessed amounts prior to filing the action.  On March 30, 2009, the court ruled that we, Expedia, and others did not have to pay the assessed amount as a precondition to bringing suit in the courts.  On March 25, 2009, plaintiffs moved to consolidate the case with the City of Los Angeles case.  On April 17, 2009, the City answered the petition and complaint and filed a cross complaint asserting claims for conversion, and violations of the California Civil Code.  The cross-complaint also sought imposition of a constructive trust, and seeks injunctive relief based upon alleged violations of the transient occupancy tax.  On May 4, 2009, the case was consolidated with the City of Los Angeles case.

On July 15, 2009, the City filed a motion for denial of our petition to overturn the decision of the tax hearing officer.  On September 21, 2009, we and other online travel companies filed a motion for judgment granting that relief.  On February 1, 2010, the court granted the online travel companies’ motion for judgment to set aside the hearing officer’s determination and denied the City’s competing application to dismiss the complaint.  The City may file a notice of appeal of the court’s order.

On September 17, 2009, the City filed a motion for summary adjudication; that briefing presumably is moot in light of the court’s decision described above.

In addition, in connection with this proceeding, on May 22, 2009, the City filed a petition seeking appellate review of the order on the “pay first” issue; opposition and reply briefs followed.  On June 11, 2009, the Court of Appeal denied the City’s petition.  On June 18, 2009, the City filed a petition for review with California Supreme Court on the “pay first” issue; opposition was filed on July 9, 2009.   On November 24, 2009, the Court of Appeal denied the City’s petition to overturn the denial of the City’s challenge to the Superior Court action on pay first grounds.  The City filed a petition for review from the California Supreme Court on December 29, 2009.  We and the other parties to the suit filed an answer to the petition for review on January 19, 2010.

Also in connection with this matter, in separate proceedings initiated on September 11, 2008 in the California Superior Court for the County of Orange, we, along with other online travel companies, challenged the City’s use of contingency fee counsel in transient occupancy tax proceedings.  On October 31, 2008, the court denied that petition.  We and the other online travel companies appealed that ruling to the California Court of Appeal, Fourth Appellate District; the parties’ briefing on the appeal was completed on May 12, 2009.  Oral argument was heard on October 19, 2009.  On January 5, 2010, the appellate court affirmed the lower court’s ruling denying the petition.

Priceline.com, Inc. v. Indiana Department of State Revenue:  On May 5, 2008, the Indiana Department of State Revenue issued a proposed assessment purportedly based on a Gross Retail Tax and County Innkeeper’s Tax, which we protested on June 18, 2008.  On November 24, 2008, the department denied the protest and subsequently, on January 30, 2009, denied our motion for a rehearing.  On March 30, 2009, we filed a petition in the Indiana Tax Court appealing the department’s final determination.  The parties are presently conducting discovery.

Priceline.com, Inc. et al. v. City of San Francisco, California, et al.:  On October 31, 2008, the City and County of San Francisco issued an assessment which we appealed through the administrative process.  On May 15, 2009, we were assessed approximately $3.4 million, which includes interest and penalties, for hotel occupancy tax from January 1, 2000 to September 30, 2008.  On June 11, 2009, we filed a petition to overturn the administrative determination and a complaint for declaratory relief in San

Francisco Superior Court challenging the assessment.  On July 16, 2009, we paid the assessment and charged the amount against our reserve for hotel occupancy and other taxes.  On August 4, 2009, we filed an administrative refund claim.  On August 31, 2009, we filed an amended petition and an amended complaint for declaratory judgment. On December 11, 2009, we filed a second amended complaint.  The City filed a challenge to the second amended complaint on January 19, 2010.  The parties are presently conducting discovery.

Priceline.com, Inc. v. Miami-Dade County, Florida, et al.:  On September 2, 2008, Miami-Dade County issued an assessment totaling about $506,000, which includes interest and penalties for tourist and convention development tax from March 20, 2002 through January 2007.  We filed an informal protest on August 11, 2009, which was denied on October 21, 2009.  On December 18, 2009, we filed a complaint in the Circuit Court of the Second Judicial Circuit, in and for Leon County, Florida against Miami-Dade County, Florida and the Florida Department of Revenue seeking to invalidate the assessment.  On January 21, 2010, Miami-Dade County answered and asserted counterclaims against us.  In addition to claims for declaratory and injunctive relief with respect to the County’s tourist development tax and state’s transient sales tax, the counterclaim also asserts claims for breach of fiduciary duty, unjust enrichment and conversion.  Our response date to the counterclaim is February 26, 2010.

We intend to prosecute vigorously our claims in these actions.

Consumer Class Actions

Two purported class actions brought by consumers were pending against us:

Marshall, et al. v. priceline.com, Inc.:  On February 17, 2005, a putative class action complaint was filed in the Superior Court of the State of Delaware for New Castle County by Jeanne Marshall and three other individuals on behalf of themselves and a putative class of allegedly similarly situated consumers nationwide against us.  The complaint alleged that we violated the Delaware Consumer Fraud Act, Del. Code Ann. Tit. 6, § 2511, et seq., relating to our disclosures and charges to customers to cover taxes under city hotel occupancy tax ordinances nationwide, and service fees.  We moved to dismiss the complaint on April 21, 2005.  On June 10, 2005, plaintiffs filed an amended complaint that asserts claims under the Delaware Consumer Fraud Act and for breach of contract and the implied duty of good faith and fair dealing.  On October 31, 2006, the court granted in part and denied in part our motion to dismiss.  The court dismissed all claims arising under the Delaware Consumer Fraud Act.  The court also dismissed all claims for breach of contract and the implied duty of good faith and fair dealing that relate to our charges for service fees.  The court denied our motion to dismiss the breach of contract and implied duty of good faith and fair dealing claims as they relate to our charges to consumers to cover taxes under city hotel occupancy tax ordinances.  On February 1, 2008, two of the four plaintiffs voluntarily dismissed their claims against us.  On February 29, 2008, the remaining plaintiffs moved for leave to amend their complaint to assert additional claims for breach of contract and the implied duty of good faith and fair dealing alleging that we included a hidden fee within the room rate charge.  On August 28, 2008, the court granted plaintiffs’ motion for leave to amend.  The plaintiffs filed their second amended complaint on September 12, 2008, and we answered that complaint on September 26, 2008.  The parties’ summary judgment motions have been submitted and a hearing was held in January 2009; we are awaiting the court’s ruling.

Chiste, et al. v. priceline.com Inc., et al.:  On December 11, 2008, a putative class action was filed by plaintiff Matthew R. Chiste and two other individuals on behalf of themselves and a putative class of allegedly similarly situated consumers nationwide against us, Lowestfare.com, Inc. and Travelweb, LLC.  The complaint alleges the defendants overcharge consumers by collecting Hotel Occupancy and sales taxes over and above that necessary to pay the actual taxes on the hotel room reserved by the customer.  The complaint asserts claims for deceptive business practices, declaratory and injunctive relief, conversion, breach of fiduciary duty, and breach of contract.  Defendants moved to dismiss the complaint on March 6, 2009.  Briefing was completed on July 3, 2009.  The parties are awaiting the court’s decision.

We intend to defend vigorously against the claims in all of the proceedings described above.

Administrative Proceedings and Other Possible Actions

At various times we have also received inquiries or proposed tax assessments from municipalities and other taxing jurisdictions relating to our charges and remittance of amounts to cover state and local hotel occupancy and other related taxes.  Among others, the City of Philadelphia, Pennsylvania, the City of Phoenix, Arizona, and state tax officials from Texas, Wisconsin and Pennsylvania have begun formal or informal administrative procedures or stated that they may assert claims against us relating to allegedly unpaid state or local hotel occupancy or related taxes.  Since late 2008, we have received audit notices from more than forty cities in the state of California.  We are engaged in audit proceedings in each of those cities.  We have also been contacted for audit by five counties in the state of Utah and by Osceola County Florida.

Other Recent Developments

On June 29, 2009, the City of New York amended its hotel occupancy tax ordinance, effective September 1, 2009, purporting to impose obligations and liability on third party intermediaries, including online travel companies, for tax on the amounts (including booking and service fees) charged by such intermediaries relating to a room reservation.  The hotel occupancy tax rate for New York City in the amended statute is 5.875%.  We evaluated the amended ordinance and have begun to collect and remit tax in accordance therewith.  Concurrent with our compliance with the revised ordinance, we joined in the lawsuit Expedia, Inc. et al. v. City of New York Department of Finance, et al., asserting our legal objections to the revised ordinance.

Litigation Related to Securities Matters

On March 16, March 26, April 27, and June 5, 2001, respectively, four putative class action complaints were filed in the U.S. District Court for the Southern District of New York naming priceline.com, Inc., Richard S. Braddock, Jay Walker, Paul Francis, Morgan Stanley Dean Witter & Co., Merrill Lynch, Pierce, Fenner & Smith, Inc., BancBoston Robertson Stephens, Inc. and Salomon Smith Barney, Inc. as defendants (01 Civ. 2261, 01 Civ. 2576, 01 Civ. 3590 and 01 Civ. 4956).  Shives et al. v. Bank of America Securities LLC et al., 01 Civ. 4956, also names other defendants and states claims unrelated to us.  The complaints allege, among other things, that we and the individual defendants violated the federal securities laws by issuing and selling priceline.com common stock in our March 1999 initial public offering without disclosing to investors that some of the underwriters in the offering, including the lead underwriters, had allegedly solicited and received excessive and undisclosed commissions from certain investors.  By Orders of Judge Mukasey and Judge Scheindlin dated August 8, 2001, these cases were consolidated for pre-trial purposes with hundreds of other cases, which contain allegations concerning the allocation of shares in the initial public offerings of companies other than us.  By Order of Judge Scheindlin dated August 14, 2001, the following cases were consolidated for all purposes:  01 Civ. 2261; 01 Civ. 2576; and 01 Civ. 3590.  On April 19, 2002, plaintiffs filed a Consolidated Amended Class Action Complaint in these cases.  This Consolidated Amended Class Action Complaint makes similar allegations to those described above but with respect to both our March 1999 initial public offering and our August 1999 second public offering of common stock.  The named defendants are priceline.com, Inc., Richard S. Braddock, Jay S. Walker, Paul E. Francis, Nancy B. Peretsman, Timothy G. Brier, Morgan Stanley Dean Witter & Co., Goldman Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith, Inc., Robertson Stephens, Inc. (as successor-in-interest to BancBoston), Credit Suisse First Boston Corp. (as successor-in-interest to Donaldson Lufkin & Jenrette Securities Corp.), Allen & Co., Inc. and Salomon Smith Barney, Inc.  Priceline.com, Richard Braddock, Jay Walker, Paul Francis, Nancy Peretsman, and Timothy Brier, together with other issuer defendants in the consolidated litigation, filed a joint motion to dismiss on July 15, 2002.  On November 18, 2002, the cases against the individual defendants were dismissed without prejudice and without costs.  In addition, counsel for plaintiffs and the individual defendants executed Reservation of Rights and Tolling Agreements, which toll the statutes of limitations on plaintiffs’ claims against those individuals.  On February 19, 2003, Judge Scheindlin issued an Opinion and Order granting in part and denying in part the issuer’s motion.  None of the claims against us was dismissed.  On June 26, 2003, counsel for the plaintiff class announced that they and counsel for the issuers had agreed to the form of a Memorandum of Understanding (the “Memorandum”) to settle claims against the issuers.  The terms of that Memorandum provide that class members will be guaranteed $1 billion in recoveries by the insurers of the issuers and that settling issuer-defendants will assign to the class members certain claims that they may have against the underwriters.  Issuers also agree to limit their abilities to bring certain claims against the underwriters.  If recoveries in excess of $1 billion are obtained by the class from any non-settling defendants, the settling defendants’ monetary obligations to the class plaintiffs will be satisfied; any amount recovered from the underwriters that is less than $1 billion will be paid by the insurers on behalf of the issuers.  The Memorandum, which is subject to the approval of each issuer, was approved by a special committee of our Board of Directors on Thursday, July 3, 2003.  Thereafter, counsel for the plaintiff class and counsel for the issuers agreed to the form of a Stipulation and Agreement of Settlement with Defendant Issuers and Individuals (“Settlement Agreement”).  The Settlement Agreement implements the Memorandum and contains the same material provisions.  On June 11, 2004, a special committee of the priceline.com Board of Directors authorized our counsel to execute the Settlement Agreement on behalf of us.  The Settlement Agreement was submitted to the Court for approval.  Subsequently, the Second Circuit reversed the District Court’s granting of class certification in certain of the related class actions.  As a result, the parties entered into a stipulation and order dated June 25, 2007 which terminated the Settlement Agreement.  After extensive negotiations, the parties reached a comprehensive settlement on or about March 30, 2009.  On April 2, 2009, plaintiffs filed a Notice of Motion for Preliminary Approval of Settlement.  On June 9, 2009, the court granted the motion and scheduled the hearing for final approval for September 10, 2009.  The settlement, previously approved by a special committee of our Board of Directors, compromised the claims against us for approximately $0.3 million. The court issued an order granting final approval of the settlement on October 5, 2009.  Notices of appeal of the Court’s order have been filed with the Second Circuit.  These appeals are still pending.

We intend to defend vigorously against the claims in all of the proceedings described in this Item 3.  We have accrued for certain legal contingencies where it is probable that a loss has been incurred and the amount can be reasonably estimated.  Except as disclosed, such amounts accrued are not material to our Consolidated Balance Sheets and provisions recorded have not been material to our consolidated results of operations.  We are unable to estimate the potential maximum range of loss.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote of stockholders of priceline.com during the fourth quarter of the year ended December 31, 2009.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is quoted on the NASDAQ Global Select Market under the symbol “PCLN.”  The following table sets forth, for the periods indicated, the high and low sales prices per share of the common stock as reported on the NASDAQ Global Select Market:

2009	High	Low

First Quarter	$88.89	$64.95
Second Quarter	119.14	78.08
Third Quarter	170.14	102.32
Fourth Quarter	231.49	154.12

2008	High	Low

First Quarter	$131.75	$86.68
Second Quarter	144.34	114.38
Third Quarter	119.33	62.59
Fourth Quarter	74.21	45.15

Holders

As of February 1, 2010, there were approximately 420 stockholders of record of priceline.com’s common stock, although we believe that there are a significantly larger number of beneficial owners.

Dividend Policy

We have not declared or paid any cash dividends on our capital stock since our inception and do not expect to pay any cash dividends for the foreseeable future. We currently intend to retain future earnings, if any, to finance the expansion of our business.

Performance Measurement Comparison

The following graph shows the total stockholder return through December 31, 2009 of an investment of $100 in cash on January 1, 2005 for priceline.com common stock and an investment of $100 in cash on January 1, 2005 for (i) the NASDAQ Market Index, (ii) the Standard and Poor’s 500 Index and (iii) the Hemscott Group Index.  The Hemscott Group Index is an index of stocks representing the Internet industry, including Internet software and services companies and e-commerce companies.  The S&P 500 Index has been added to the performance graph for the year ended December 31, 2009, because priceline.com was added to the S&P 500 Index in November 2009.  Historic stock performance is not necessarily indicative of future stock price performance.  All values assume reinvestment of the full amount of all dividends and are calculated as of the last day of each month:

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN AMONG PRICELINE.COM, INC.,

NASDAQ MARKET INDEX, S&P 500 INDEX AND HEMSCOTT GROUP INDEX

Measurement Point	Priceline.com Incorporated	NASDAQ Market Index	S&P 500 Index	Internet Software & Services

2004	100.00	100.00	100.00	100.00
2005	94.62	102.20	104.91	86.54
2006	184.87	112.68	121.48	82.14
2007	486.90	124.57	128.16	87.81
2008	312.21	74.71	80.74	56.38
2009	925.86	108.56	102.11	87.37

Sales of Unregistered Securities

In 2009, holders of our 2.25% Convertible Senior Notes converted approximately $77.0 million principal amount of notes into 1,438,294 shares of our common stock; holders of our 2011 Notes converted approximately $94.6 million principal amount of notes into 1,735,208 shares of our common stock and holders of our 2013 Notes converted approximately $25.5 million principal amount of notes into 410,249 shares of our common stock.  Such issuances of shares of our common stock were made under Section 4(2) of the Securities Act of 1933, as amended.  See Note 12 to the Consolidated Financial Statements.

Issuer Purchases of Equity Securities

The following table sets forth information relating to repurchases of our equity securities during the three months ended December 31, 2009:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

October 1, 2009 –	337	(3)	$167.99	—	$44,866,000	(1)
October 31, 2009					$20,447,000	(2)

November 1, 2009 –	16,095	(3)	$197.07	—	$44,866,000	(1)
November 30, 2009					$20,447,000	(2)

December 1, 2009 –	82	(3)	$218.03	—	$44,866,000	(1)
December 31, 2009					$20,447,000	(2)

Total	16,514		$196.58	—	$65,313,000

(1)   Pursuant to a stock repurchase program announced on November 2, 2005, whereby the Company was authorized to repurchase up to $50,000,000 of its common stock.

(2)   Pursuant to a stock repurchase program announced on September 21, 2006, whereby the Company was authorized to repurchase up to $150,000,000 of its common stock.

(3)   Pursuant to a general authorization, not publicly announced, whereby the Company is authorized to repurchase shares of its common stock to satisfy employee obligations related to stock-based compensation.

Item 6.  Selected Financial Data

SELECTED FINANCIAL DATA

The following selected consolidated financial data presented below are derived from the Consolidated Financial Statements and related Notes of the Company, and should be read in connection with those statements, some of which are included herein.  Selected financial data reflects data related to Agoda and Booking.com from their respective acquisition dates of November 2007 and July 2005.  The information set forth below is not necessarily indicative of future results and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” See Note 2 to the Consolidated Financial Statements for further information on the adjustments resulting from the adoption of new accounting standards effective January 1, 2009.

	Year Ended December 31,
	2009	2008 As Adjusted	2007 As Adjusted	2006 As Adjusted	2005 As Adjusted
	(In thousands, except per share amounts)

Total revenues	$2,338,212	$1,884,806	$1,409,409	$1,123,103	$962,660
Cost of revenues	1,077,449	928,835	769,997	722,004	694,797
Gross profit	1,260,763	955,971	639,412	401,099	267,863
Total operating expenses(1)	789,928	666,497	501,477	339,113	231,979
Operating income(1)	470,835	289,474	137,935	61,986	35,884
Total other expense	28,533	13,369	16,074	1,761	181
Income tax benefit (expense)(2)	47,168	(90,171)	23,537	14,594	156,277
Equity in income (loss) income of investees	2	(310)	(321)	(1,393)	1,295
Net income(1)(2)	489,472	185,624	145,077	73,426	193,275
Net income attributable to noncontrolling interests(3)	—	3,378	4,679	2,161	546
Net income applicable to common stockholders of priceline.com Incorporated (1)(2)	489,472	182,246	138,843	69,338	190,875
Net income applicable to common stockholders per basic common share(1)(2)	11.54	4.64	3.69	1.86	4.87
Net income applicable to common stockholders per diluted share(1)(2)	9.88	3.74	3.05	1.61	4.21
Total assets	1,834,224	1,312,421	1,334,017	1,045,509	754,028
Long-term obligations, redeemable noncontrolling interests and redeemable preferred stock(4)	263,708	459,928	724,144	554,469	290,283
Total liabilities	476,610	538,520	672,492	578,931	347,828
Total stockholders’ equity(5)	1,321,629	698,826	453,625	390,368	392,730

(1)                                  The Company recorded a $55.4 million expense related to a litigation settlement in 2007.

(2)                                  The Company recorded non-cash income tax benefits for the year ended December 31, 2009, resulting from the reversal of a portion of its valuation allowance on its deferred tax assets related to net operating loss carryforwards of $183.3 million.  The Company also recorded income tax benefits in the years ended December 31, 2007, 2006 and 2005, amounting to $47.9 million, $28.1 million and $170.5 million, respectively, resulting from a reversal of a portion of the valuation allowance on its deferred tax assets related to domestic net operating loss carryfowards generated from operating losses.

(3)                                  In September 2008, the Company repurchased all of the remaining outstanding shares underlying noncontrolling interests.

(4)                                  Includes convertible debt which is classified as a current liability as of December 31, 2009, 2008 and 2007.

(5)                                  Includes noncontrolling interests of $23.7 million for the year ended December 31, 2005.

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

Overview

We are a leading online travel company that offers our customers a broad range of travel services, including hotel rooms, car rentals, airline tickets, vacation packages, cruises and destination services. Internationally, we offer our customers hotel room reservations in over 90 countries and 32 languages.  In the United States, we offer our customers a unique choice: the ability to purchase travel services in a traditional, price-disclosed manner or the opportunity to use our unique Name Your Own Price® service, which allows our customers to make offers for travel services at discounted prices.

We launched our business in the United States in 1998 under the priceline.com brand and have since expanded our operations to include, among others, the brands Booking.com worldwide and Agoda in Asia.  Our principal goal is to be the leading worldwide online hotel reservation service.  Our business is driven primarily by international results.  During the year ended December 31, 2009, our international business — the significant majority of which is currently generated by Booking.com — represented approximately 61% of our gross bookings (an operating and statistical metric referring to the total dollar value, inclusive of all taxes and fees, of all travel services purchased by our customers), and approximately 75% of our consolidated operating income.  Given that our international business is primarily comprised of hotel reservation services, commissions earned in connection with the reservation of hotel room nights has come to represent a substantial majority of our gross profit.

Because our domestic services include merchant Name Your Own Price® travel services, which are reported on a “gross” basis, while both our domestic and international retail travel services are primarily recorded on a “net” basis, revenue increases and decreases are impacted by changes in the mix of the sale of Name Your Own Price® and retail travel services and, consequently, gross profit has become an increasingly important measure of evaluating growth in our business.  At present, we derive substantially all of our gross profit from the following sources:

•                     Commissions earned from the sale of price-disclosed hotel room reservation, rental cars, cruises and other travel services;

•                     Transaction gross profit and customer processing fees from our Name Your Own Price® hotel room, rental car and airline ticket services, as well as our vacation packages service;

•                     Transaction gross profit and customer processing fees from our price-disclosed merchant hotel room service;

•                     Global distribution system (“GDS”) reservation booking fees related to both our Name Your Own Price® airline ticket, hotel room and rental car services, and price-disclosed airline tickets and rental car services; and

•                     Other gross profit derived primarily from selling advertising on our websites.

The worldwide recession continues to negatively affect the broad travel market and, as a result, our business.  Since the onset of the worldwide recession, hotel operators have reported significant decreases in occupancy rates (a common metric that measures hotel customer usage) and average daily rates (“ADRs”) in the United States, Europe and Asia.  While these trends have recently shown signs of stabilization, there can be no assurance that the worldwide recession will not worsen or continue or that the worldwide recession will not have further negative impact on the travel industry and, as a result, our business.

Our recent performance has been aided by several factors that will likely not be present in future periods and, as a consequence, our year-over-year financial comparisons will be progressively more difficult in 2010, particularly in the second half of 2010.  First, we believe our gross bookings and earnings growth rates reflected favorable year-over-year comparisons in the second half of 2009 due to weak economic conditions in the third and fourth quarters of 2008 (i.e., we began to see the effects of the worldwide recession on our business at the end of the third quarter 2008).  Second, many travel suppliers have discounted or reduced their fares or rates, which we believe has helped to stimulate demand for leisure travel.  We believe that these factors, among others, positively impacted our second half 2009 financial results and helped our business perform well in the wake of the world wide recession.  We believe that these positive influences may not be present in future periods, which will make for less favorable – and progressively more difficult – year-over-year comparisons in 2010, particularly in the second half of 2010.  For example, year-to-date in 2010, we have seen a deceleration in year-over-year hotel room night reservations as compared to the year-over-year growth rate in the fourth quarter of 2009. In 2010, we expect year-over-year growth rates in hotel room night reservations to resume the pattern of deceleration we began to experience before the onset of the worldwide recession.

Large, established Internet search engines with substantial resources and expertise in developing online commerce and facilitating Internet traffic are creating — and intend to further create — inroads into online travel.  For example, Google recently launched Google City Tours, an application that offers multi-day travel itineraries in destinations around the world, and Microsoft recently launched Bing Travel, a “meta-search” site, which searches for airfare and hotel reservations online and predicts the best time to purchase them.  “Meta-search” sites leverage their search technology to aggregate travel search results for the searcher’s specific itinerary across supplier, travel agent and other websites and, in many instances, compete directly with us for customers.  These initiatives, among others, illustrate Google’s and Bing’s clear intention to more directly appeal to travel consumers by showing consumers more detailed travel results, including specific information for travelers’ own itineraries, which could lead to suppliers or others gaining a larger share of Google’s or Bing’s traffic or may ultimately lead to search engines maintaining transactions within their own websites.  If Google, as the single largest search engine in the world, or Bing or other leading search engines refer significant traffic to these or other travel services that they develop in the future, it could result in, among other things, more competition from supplier websites and higher customer acquisition costs for third-party sites such as ours and could have a material adverse effect on our business, results of operations and financial condition.

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

As our international operations have become significant contributors to our results and international hotel bookings have become of increased importance to our earnings, we have seen, and expect to continue to see, changes in certain of our operating expenses and other financial metrics.  For example, because our international operations utilize online search and affiliate marketing as the principal means of generating traffic to their websites, our online advertising expense has increased significantly over recent years, a trend we expect to continue throughout 2010.  In addition, and as discussed in more detail below, we have seen the effects of seasonal fluctuations on our operating results change as a result of different revenue recognition policies that apply to our price-disclosed services (including our international hotel service) as compared to our Name Your Own Price® services.

Another impact of the growing importance that our international operations represent to our business is our increased exposure to foreign currency exchange risk.  Because we are conducting a significant and growing portion of our business outside the United States and are reporting our results in U.S. Dollars, we face exposure to adverse movements in currency exchange rates as the financial results of our international operations are translated from local currency (principally the Euro and the British Pound Sterling) into U.S. Dollars upon consolidation.  Our international operations contributed approximately $852.0 million to our revenues for the year ended December 31, 2009, which compares to $619.8 million for the year ended December 31, 2008 (year-over-year growth of approximately 37%).  Revenue attributable to our international operations increased, on a local currency basis, however, by approximately 46% in the year ended December 31, 2009, compared to the same period in 2008.  Recently, the U.S. Dollar has strengthened against the Euro and the British Pound Sterling. In general, if the U.S. Dollar strengthens against the local currency, the translation of our foreign-currency-denominated balances will result in decreased net assets, gross bookings, revenues, operating expenses, and net income.

From time to time, we enter into derivative instruments to minimize the impact of short-term currency fluctuations on our consolidated operating results.  Such derivative instruments are short term in nature and not designed to hedge against currency fluctuation that could impact our foreign currency denominated gross bookings, revenue or gross profit.  See Note 6 to the Consolidated Financial Statements for additional information on our derivative contracts.

Domestic Trends.  Competition in domestic online travel remains intense and traditional online travel companies are creating new promotions and consumer value features in an effort to gain competitive advantage.  In June 2007, we eliminated processing fees for our price-disclosed airline ticket service, and in April 2008, we reduced processing fees for our domestic price-disclosed merchant hotel room service.  As a result, since those dates, we had a pricing advantage against other major online travel agents with respect to these travel services.  Starting in March 2009, Expedia also eliminated air booking fees.  Later in March 2009, Travelocity matched the Expedia change and in April 2009, Orbitz followed.  As a result, we no longer have the price advantage that we have had against our major competitors on price-disclosed airline tickets since June 2007.  Similarly, in April 2009, each of Expedia and Orbitz reduced booking fees on hotel room reservations, and we therefore no longer have a price advantage over those companies on price-disclosed merchant hotel room reservations.  In addition, in May 2009, Orbitz announced a price guarantee program under which a customer who books a prepaid hotel stay will receive money back from Orbitz if another Orbitz customer books the exact same stay in terms of room type, travel dates and number of travelers.  In addition, in October 2009, Travelocity announced the waiver of its cancellation and change fees for hotel and vacation packages, as well as an expanded hotel guarantee, under which consumers who book a hotel room and then find a lower published rate for the same room anytime before the day of check-in are eligible to receive a refund of the difference.  Our business may be adversely impacted as a result of no longer having a price advantage over our direct competitors in the U.S., as seen in the fourth quarter 2009, where domestic gross bookings growth decelerated from the previous quarter, and we may be adversely impacted by future promotional initiatives by our competitors.

While demand for online travel services continues to experience annualized growth, we believe that the domestic market share of third-party distributors, like priceline.com, has declined over the last several years and that the growth of the domestic online market for travel services has slowed.  We believe the decline in market share is attributable, in part, to (1) a concerted initiative by travel suppliers to direct customers to their own websites in an effort to reduce distribution expenses and establish more direct control over their pricing, and (2) a price advantage in that the suppliers generally do not charge a processing fee.  However, with the recent elimination and reduction of processing and other fees by all of the major online travel companies, we believe that the domestic market share of third party distributors has stabilized and potentially increased during 2009.

In addition, recent decreases in domestic airline capacity, the threat of carrier bankruptcies and the emerging prospect of industry consolidation, as evidenced by the recent merger of Delta Air Lines and Northwest Airlines, could further reduce the amount of airline tickets available to us.  Furthermore, we have recently observed a year-over-year decline in passenger traffic and airfares across the airline industry, which we believe is principally due to the worldwide recession and higher oil prices in 2008.  Decreases in capacity and lower traveler demand negatively impact our domestic air business, which in turn has negative repercussions on our domestic hotel and rental car businesses.  Our rental car business has been further impacted by recent decreases in rental car fleets, which have led to increases in retail rental car rates.  Higher retail rental car rates negatively impact demand for our retail rental car service, while decreases in rental car availability negatively impact our Name Your Own Price® rental car service.  In January 2010, Toyota recalled over 8 million vehicles due to faulty accelerator pedals, leading to further strain on rental car companies’ fleets and increased retail rental car rates.  Despite these challenges, we continue to believe that the market for domestic online travel services is an attractive market with continued opportunity for growth.

We also rely on fees paid to us by global distribution systems, or GDSs, for travel bookings made in the U.S. through GDSs for a portion of our gross profit and operating income.  Connectivity to a GDS does not guarantee us access to the content of a travel supplier such as an airline or hotel company.  We have agreements with a number of suppliers to obtain access to content, and are in continuing discussions with others to obtain similar access.  If we were denied access to a suppliers’ full content or had to incur service fees in order to access or book such content, our results could suffer.

We believe that our success will depend in large part on our ability to maintain profitability, primarily from our hotel business, to continue to promote the Booking.com brand internationally, the priceline.com brand in the United States, the Agoda brand in Asia and, over time, to offer other travel services and further expand into other international markets. Factors beyond our control, such as worldwide recession, terrorist attacks, travel related health concerns including pandemics and epidemics such as Influenza H1N1, avian bird flu and SARS, political instability, regional hostilities, increases in fuel prices, imposition of taxes or surcharges by regulatory authorities, travel related accidents, unusual weather patterns, including natural disasters such as hurricanes, tsunamis or earthquakes, or the withdrawal from our system of a major hotel supplier or airline, could adversely affect our business and results of operations and impair our ability to effectively implement all or some of the initiatives described above.  For example, in 2008, civil unrest in Thailand, a key market for our Agoda business, negatively impacted booking volumes at the time, and future civil or political unrest would further disrupt Agoda’s business.  We intend to continue to invest in marketing and promotion, technology and personnel within parameters consistent with attempts to improve operating results.  We also intend to broaden the scope of our business, and to that end, we explore strategic alternatives from time to time in the form of, among other things, mergers and acquisitions. Our goal is to improve volume and sustain gross margins in an effort to maintain profitability. The uncertain environment described above makes the prediction of future results of operations difficult, and accordingly, we cannot provide assurance that we will sustain revenue growth and profitability.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon the Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Our significant accounting policies and estimates are more fully described in Note 2 to the Consolidated Financial Statements.  Certain of our accounting policies and estimates are particularly important to our financial position and results of operations and require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates.  On an on-going basis, we evaluate our estimates, including those related to the items described below.  Those estimates are based on, among other things, historical experience, terms of existing contracts, our observance of trends in the travel industry and on various other assumptions that we believe to be reasonable under the circumstances.  Our actual results may differ from these estimates under different assumptions or conditions.  Our significant accounting policies that involve significant estimates and judgments of management include the following:

•                  Deferred Tax Valuation Allowance.  We periodically evaluate the likelihood of the realization of deferred tax assets, and reduce the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe a portion will not be realized.  We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent cumulative earnings experience by taxing jurisdiction, expectations of future income, the carryforward periods available to us for tax reporting purposes, and other relevant factors.  Based on management’s assessment of positive and negative evidence, we recorded non-cash tax benefits in 2009 and 2007 of $183.3 million and $47.9 million, respectively, resulting from the reversal of a portion of our valuation allowance on deferred tax assets.  The deferred tax asset at December 31, 2009 amounted to $319.7 million.  The valuation allowance may need to be adjusted in the future if facts and circumstances change, causing a reassessment of the amount of deferred tax assets more likely than not to be realized.

•                  Accounting for State and Local “Hotel Occupancy” Taxes.  As discussed in Note 17 to the Consolidated Financial Statements, we are currently involved in approximately forty-five lawsuits brought by or against states, cities and counties over issues involving the payment of hotel occupancy and other taxes (i.e., state and local sales tax) and our “merchant” hotel business.  In addition, over fifty municipalities or counties, and at least two states, have initiated audit proceedings, issued proposed tax assessments or started inquiries relating to the payment of hotel occupancy and other taxes (i.e., state and local sales tax).  Additional state and local jurisdictions are likely to assert that we are subject to, among other things, hotel occupancy and other taxes (i.e., state and local sales tax) and could seek to collect such taxes, retroactively and/or prospectively.  Historically, we have not collected hotel occupancy or other taxes on the gross profit earned from “merchant” hotel transactions;

however, starting in September 2009, we are collecting and remitting occupancy tax in accordance with an amended ordinance for the City of New York.  The ultimate resolution of these matters in all jurisdictions cannot be determined at this time.  We have established a reserve for potential resolution of issues related to hotel occupancy and other taxes for prior and current periods, consistent with applicable accounting principles and in light of all current facts and circumstances.  We accrue for legal contingencies where it is probable that a loss has occurred and the amount can be reasonably estimated; our legal expenses for these matters are expensed as incurred and are not reflected in the amount of the reserve.   A variety of factors could affect the amount of the liability (both past and future), which factors include, but are not limited to, the number of, and amount of gross profit represented by, jurisdictions that ultimately assert a claim and prevail in assessing such additional tax or negotiate a settlement and changes in relevant statutes.  The ultimate resolution of these matters may be greater or less than the liabilities recorded.

•                  Stock-Based Compensation.  We record stock-based compensation expense for equity-based awards over the recipient’s service period based upon the grant date fair value of the award.  A number of our equity awards have performance targets (a performance “contingency”) which, if satisfied, can increase the number of shares issued to the recipients at the end of the performance period or, in certain instances, if not satisfied, reduce the number of shares issued to the recipients, sometimes to zero, at the end of the performance period.  The performance periods for our performance based equity awards are typically three years.  We record stock-based compensation expense for these performance-based awards based upon our estimate of the probable outcome at the end of the performance period (i.e., the estimated performance against the performance targets).  We periodically adjust the cumulative stock-based compensation recorded when the probable outcome for these performance-based awards is updated based upon changes in actual and forecasted operating results.  Our actual performance against the performance targets could differ materially from our estimates.

We record stock-based compensation expense net of estimated forfeitures.  In determining the estimated forfeiture rates, we periodically review actual and projected forfeitures.  To the extent that actual or projected forfeiture rates differ from current estimates, such amounts are recorded as a cumulative adjustment in the period in which the estimate is revised.

•                  Allowance for Doubtful Accounts.  Booking.com earns agency commissions from hotel transactions and we are therefore subject to potential write-offs.  We provide an allowance for doubtful accounts based upon the age of the commission receivables, taking into consideration past experience and current trends.  In addition, because we are the merchant of record in Name Your Own Price ® transactions, we may be held liable for accepting fraudulent credit cards on our website as well as other payment disputes with our customers.  We are also held liable for accepting fraudulent credit cards in certain retail transactions when we do not act as merchant of record.  Accordingly, we calculate and record an allowance for the resulting credit card charge-backs based upon past experience and current trends.

•                  Valuation of Goodwill.  We have recorded goodwill related to businesses we have acquired, principally including Booking.com.  Goodwill is reviewed at least annually for impairment using appropriate valuation techniques.  In the event that future circumstances indicate that any portion of our goodwill is impaired, an impairment charge would be recorded.

•                  Valuation of Long-Lived Assets and Intangibles.  We evaluate whether events or circumstances have occurred which indicate that the carrying amounts of long-lived assets and intangibles may be impaired.  The significant factors that are considered that could trigger an impairment review include changes in business strategies, market conditions, or the manner of use of an asset; under performance relative to historical or expected future operating results; and negative industry or economic trends.  In evaluating an asset for possible impairment, management estimates that asset’s future undiscounted cash flows to measure whether the carrying value of the asset is recoverable.  If it is determined that the asset is not recoverable, we measure the impairment based upon the fair value of the asset compared to its carrying value.  The fair value represents the projected discounted cash flows of the asset over its remaining life.

Recent Accounting Pronouncements: Accounting Standards Codification™

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance on its Accounting Standards Codification™ (“ASC” or “Codification”) and the hierarchy of U.S. GAAP.  Effective July 1, 2009, the FASB launched the Codification which became effective for all interim and annual periods ending after September 15, 2009.  Now effective, the Codification is the single official source of authoritative, nongovernmental U.S. GAAP and supersedes all previously issued non-SEC accounting and reporting standards.  The Codification as launched did not change U.S. GAAP but organized the accounting literature by topical areas in a user-friendly online research system.  The Codification also includes relevant SEC guidance organized using the same topical structure.  Specific changes that modify the Codification are communicated by the FASB by the issuance of an Accounting Standard Update (“ASU”).  During 2009 and early 2010, the FASB issued several ASUs that mostly entailed technical corrections to existing guidance or affected guidance to specialized industries or entities.  With the exception of the 2010 accounting update that requires additional disclosure on fair value measurements, none of the ASUs to date have had an impact on us.

Recent Accounting Pronouncements: Noncontrolling Interests and Convertible Debt Settled in Cash

On January 1, 2009, we adopted a new accounting standard dealing with noncontrolling interests (previously referred to as minority interests) that changed the accounting and reporting for noncontrolling interests in the consolidated financial statements.  In connection with our acquisitions of Booking.com B.V. in July 2005 and Booking.com Limited in September 2004, key managers of these companies purchased shares of priceline.com International.  In addition, these key managers were granted restricted stock and restricted stock units in priceline.com International shares.  In September 2008, we repurchased all of the remaining outstanding shares underlying the noncontrolling interests so the adoption of this standard did not impact the Consolidated Balance Sheet as of December 31, 2008.  This standard is effective for us on a prospective basis, except for presentation and disclosure requirements that are applied retrospectively.  Concurrent with the adoption of the new accounting standard for noncontrolling interests, the accounting guidance required that redeemable noncontrolling interests be stated at fair value, with fair value adjustments recorded to equity, and reported as mezzanine (temporary equity) on the balance sheet on a retrospective basis for presentation purposes. See Note 2 to the Consolidated Financial Statements for the impact of adopting this standard.

On January 1, 2009, we adopted a new accounting standard that impacts the accounting for convertible debt that may be settled in cash.  This new standard requires cash settled convertible debt, such as our convertible senior notes, to be separated into debt and equity components at issuance and a value assigned to each.  The value assigned to debt is the estimated fair value, as of the issuance date, of a similar bond without the conversion feature.  The difference between the bond cash proceeds and this fair value, representing the value assigned to the equity component, is recorded as a debt discount and amortized to interest expense over the life of the bond.  In addition, if our convertible debt is redeemed or converted prior to maturity and the fair value of the debt component immediately prior to extinguishment is different from the carrying value, a gain or loss on extinguishment is recognized.  This standard also requires that deferred financing costs be allocated between debt (amortized to interest expense using the effective interest method) and equity based on the allocations between debt and equity at debt issuance.  Although this standard has no impact on our actual past or future cash flows, it requires us to record a significant amount of non-cash interest expense as the debt discount is amortized. This standard requires retrospective application.  See Notes 2 and 12 to the Consolidated Financial Statements for the impact of adopting this standard.

Other Recent Accounting Pronouncements

In November 2008, the FASB ratified a proposal that clarifies the accounting for certain transactions and impairment considerations involving entities that acquire or hold investments accounted for under the equity method.  This accounting guidance is applied on a prospective basis.  The adoption of this standard on January 1, 2009 did not have an impact on the Consolidated Financial Statements.

On January 1, 2009, we adopted a revised accounting standard associated with the accounting for assets acquired and liabilities assumed in a business combination.  This revised standard requires assets acquired, liabilities assumed, contractual contingencies and contingent consideration in a business combination to be recognized at fair value, at the acquisition date, if (1) the acquisition-date fair value can be determined during the twelve month measurement period or (2) during the twelve month measurement period it is probable that an asset existed or a liability had been incurred at the acquisition date and the asset or liability can be reasonably estimated.  Subsequent changes to the estimated fair value of contingent consideration are reflected in earnings until the contingency is settled.  Also, contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination will be recognized at fair value at the date of acquisition, with subsequent changes in fair value recognized in earnings.  The revised standard requires additional disclosures about recognized and unrecognized contingencies.  This standard is effective for acquisitions made after December 31, 2008.  The adoption of this standard will change our accounting treatment for business combinations on a prospective basis.

On January 1, 2009, we adopted a new accounting standard which provides new disclosure requirements for an entity’s derivative and hedging activities.  See Note 6 to the Consolidated Financial Statements for disclosures about our derivative instruments.

On January 1, 2008, we adopted certain provisions of a new accounting standard which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements.  On January 1, 2009, we adopted the remaining provisions of this accounting standard as it relates to nonfinancial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis.  In April 2009, the FASB issued further clarification for determining fair value when the volume and level of activity for an asset or liability had significantly decreased and for identifying transaction that were not conducted in an orderly market.  This clarification of the accounting standard is effective for interim reporting periods after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted this clarification of the standard effective for the three months ended March 31, 2009.  The adoption of the provisions of this new standard did not materially impact the Consolidated Financial Statements.  In January 2010, the accounting requirements for fair value measurements were modified to provide disclosures about transfers into and out of Levels 1 and 2, separate detail of activity relating to Level 3 measurements, and disclosure by class of asset and liability as opposed to disclosure by the major category of assets and liabilities, which was often interpreted as a line item on the balance sheet.  The accounting guidance also clarifies for Level 2 and Level 3 measurements that a description of the valuation techniques and inputs used to measure fair value and a discussion of changes in valuation techniques or inputs, if any, is required for both recurring and nonrecurring fair value measurements.  If the guidance issued in January 2010 is not adopted early, it is effective for the first reporting period, including interim periods, beginning after December 15, 2009, except for the requirement to provide detail activity of Level 3 measurements, which will be effective beginning after December 15, 2010.  We will adopt this 2010 guidance effective with the three months ended March 31, 2010.  See Note 6 to the Consolidated Financial Statements for information on fair value measurements.

In April 2009, the FASB extended the fair value disclosures currently required on an annual basis for financial instruments to interim reporting periods.  This accounting literature also requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods.  These new disclosures are effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  We adopted the new disclosure requirements effective for the three months ended March 31, 2009.  See Notes 6 and 12 to the Consolidated Financial Statements for information on the fair value of financial instruments.

In April 2009, the FASB issued new accounting guidance related to other-than-temporary impairments that applies only to debt securities and shifts the focus from an entity’s intent and ability to hold until recovery to its intent to sell.  If an entity intends to sell, or it is more-likely-than not that it will have to sell, impaired securities before recovery, the adjustment to fair value would be recognized through earnings.  If an entity does not intend to sell the impaired debt security but it is probable that the entity will not collect all amounts due, then only the impairment due to credit would be recognized in earnings and the remaining amount of the impairment would be recognized in equity, in other comprehensive income but separately disclosed from other gains or losses on available-for-sale securities.  The noncredit portion of the impairment for held-to-maturity securities will be amortized prospectively over the remaining life of the security.  This change in accounting is effective for interim reporting ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and applies to existing and new investments held as of the beginning of the interim period in which it is adopted.  The adoption of this standard, effective with the three months ended March 31, 2009, did not have an impact on the Consolidated Financial Statements.

In May 2009, the FASB issued a new accounting standard which requires entities to state in their periodic filings the date through which subsequent events were evaluated (either when statements were “issued” or “available to be issued”).  The date when “issued” is when the financial statements are widely distributed to shareholders or other users for general use in a format that complies with U.S. GAAP.  As a public entity, we are required to make this evaluation through the date that the financial statements are issued.  This new standard is effective for interim or annual periods ending after June 15, 2009.  We adopted this standard for the six months ended June 30, 2009.

In July 2009, the FASB ratified a proposal which deals with the accounting for own share lending agreements contemplated with the issuance of convertible debt.  This new accounting guidance applies to equity classified arrangements and requires: (1) the share lender to record the fair value of the arrangement as issuance cost and to amortize the cost to interest expense over the duration of the arrangement; (2) to record a loss equal to the fair value of the shares if it is probable that the shares will not be returned or the share borrower will be unable to pay for the unreturned shares; and (3) to exclude from earnings per share calculations the loaned shares, unless there is an actual default.  Additionally, the accounting requirements include certain disclosures about the arrangement.  This accounting treatment is effective for new arrangements entered into in periods beginning on or after July 15, 2009.  For all other share-lending arrangements, this accounting requirement is effective for fiscal years and interim periods within those years, beginning on or after December 15, 2009, with retrospective application for arrangements outstanding on the effective date.  Since we do not currently have any share lending arrangements, this accounting guidance did not have an impact on the Consolidated Financial Statements.

In April 2008, the FASB issued guidance on determining the useful life of acquired intangible assets.  The new guidance removed the requirement to consider whether an intangible asset can be renewed without substantial cost of material modifications to the existing terms and conditions and, instead, required an entity to consider its own historical experience in renewing similar arrangements.  This accounting guidance also expanded disclosure related to the determination of intangible asset useful lives.  The accounting guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and may impact any intangible assets we acquire in future transactions.

In June 2008, the FASB ratified a proposal that addressed the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock.  This accounting guidance is effective for years beginning after December 15, 2008.  The adoption of this standard on January 1, 2009 did not have an impact on the Consolidated Financial Statements.

In December 2008, accounting guidance was issued for accounting for defensive intangible assets.  A defensive asset is an acquired intangible asset where the acquirer has no intention of using, or intends to discontinue use of, the intangible asset but holds it to prevent competitors from obtaining any benefit from it.  The acquired defensive asset is treated as a separate unit of accounting and the useful life assigned is based on the period during which the asset will diminish in value.  This accounting guidance is effective for fiscal years beginning on or after December 15, 2008.  The adoption of this standard may change our accounting treatment for future business combinations.

In May 2008, the FASB issued an accounting standard which identified the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with U.S. generally accepted accounting principles.  This standard was effective November 15, 2008.  The adoption of this statement did not result in a change in our current practices.

In February 2007, the FASB issued a new accounting standard which permitted companies to choose to measure many financial instruments and certain other items at fair value.  This standard required unrealized gains and losses to be included in earnings for items reported under the fair value option.  This standard was effective for financial statements issued for fiscal years beginning after November 15, 2007.  We did not elect the fair value option.

Results of Operations

Year Ended December 31, 2009 compared to Year Ended December 31, 2008

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

Gross bookings resulting from hotel room night reservations, rental car days and airline tickets sold through our domestic and international operations for the years ended December 31, 2009 and 2008 were as follows (numbers may not total due to rounding):

	Year Ended December 31,
	2009	2008	Change

Domestic	$3.645 billion	$3.082 billion	18.3%
International	5.665 billion	4.318 billion	31.2%
Total	$9.310 billion	$7.400 billion	25.8%

Gross bookings increased by 25.8% for the year ended December 31, 2009, compared to the same period in 2008, principally due to 49.3% growth in hotel room night reservations, partially offset by year-over-year declines in average selling prices for our hotel and airline ticket services in most markets.  The 31.2% increase in international gross bookings was attributable to growth in international hotel room night reservations for our Booking.com and Agoda businesses.  Domestic gross bookings increased by 18.3% for the year ended December 31, 2009, compared to the same period in 2008, primarily due to growth in Name Your Own Price® hotel room night reservations, price-disclosed airline tickets, merchant price-disclosed hotel room night reservations and price-disclosed rental car days, partially offset by a decline in Name Your Own Price® airline tickets.

Gross bookings resulting from hotel room nights, rental car days and airline tickets sold through our agency and merchant models for the years ended December 31, 2009 and 2008 were as follows (numbers may not total due to rounding):

	Year Ended December 31,
	2009	2008	Change

Agency	$7.191 billion	$5.739 billion	25.3%
Merchant	2.119 billion	1.662 billion	27.5%
Total	$9.310 billion	$7.400 billion	25.8%

Agency gross bookings increased 25.3% for the year ended December 31, 2009, compared to the same period in 2008, due to growth in the sale of Booking.com hotel room night reservations, price-disclosed airline tickets and price-disclosed rental car days.  Merchant gross bookings increased 27.5% for the year ended December 31, 2009, compared to the same period in 2008, due to an increase in the sale of Name Your Own Price® hotel room night reservations, Agoda merchant price-disclosed hotel room night reservations and domestic merchant price-disclosed hotel room night reservations, partially offset by a decline in Name Your Own Price® airline tickets.

Year Ended	Hotel Room Nights	Rental Car Days	Airline Tickets

December 31, 2009	60.9 million	11.2 million	5.9 million

December 31, 2008	40.8 million	10.0 million	4.9 million

Hotel room night reservations sold increased by 49.3% for the year ended December 31, 2009, over the same period in 2008, due primarily to an increase in the sale of Booking.com agency room night reservations, as well as an increase in the sale of Name Your Own Price® room night reservations and Agoda and domestic price-disclosed room night reservations.

Rental car days sold increased by 12.4% for the year ended December 31, 2009, over the same period in 2008, due primarily to an increase in the sale of price-disclosed rental car days, as well as an increase in Name Your Own Price® rental car days.

Airline tickets sold increased by 21.8% for the year ended December 31, 2009, over the same period in 2008, due to an increase in the sale of price-disclosed airline tickets, partially offset by a decline in Name Your Own Price® airline tickets.

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

We continue to experience a shift in the mix of our travel business from a business historically focused exclusively on the sale of domestic point-of-sale travel services to a business that includes significant sales of international point-of-sale hotel services, a significant majority of which are currently generated in Europe.  Because our domestic services include merchant Name Your Own Price® travel services, which are reported on a “gross” basis, while both our domestic and international retail travel services are primarily recorded on a “net” basis, revenue increases and decreases are impacted by changes in the mix of the sale of Name Your Own Price® and retail travel services and, consequently, gross profit has become an increasingly important measure of evaluating growth in our business.  Our international operations contributed approximately $852.0 million to our revenues for the year ended December 31, 2009, which compares to $619.8 million for the same period in 2008.  Revenue attributable to our international operations increased, on a local currency basis, by approximately 46% in the year ended December 31, 2009, compared to the same period in 2008.

	Year Ended December 31,
	($000)
	2009	2008	Change

Merchant Revenues	$1,447,576	$1,218,162	18.8%
Agency Revenues	868,395	648,792	33.8%
Other Revenues	22,241	17,852	24.6%
Total Revenues	$2,338,212	$1,884,806	24.1%

Merchant Revenues

Merchant revenues for the year ended December 31, 2009 increased 18.8%, compared to the same period in 2008, primarily due to an increase in the sale of Name Your Own Price® hotel room night reservations and rental car days, and Agoda and domestic merchant price-disclosed hotel room night reservations, partially offset by a decline in Name Your Own Price® airline tickets.

Agency Revenues

Agency revenues for the year ended December 31, 2009 increased 33.8% compared to the same period in 2008, primarily as a result of growth in our international operations.

Other Revenues

Other revenues during the year ended December 31, 2009 consisted primarily of advertising.  Other revenues for the year ended December 31, 2009 increased 24.6% compared to the same period in 2008, primarily as a result of higher online advertising revenues and increased traffic.

Cost of Revenues and Gross Profit

	Year Ended December 31,
	($000)
	2009	2008	Change

Cost of Revenues	$1,077,449	$928,835	16.0%
% of Merchant Revenues	74.4%	76.2%

Cost of Revenues

For the year ended December 31, 2009, cost of revenues consisted primarily of: (1) the cost of Name Your Own Price® hotel room reservations from our suppliers, net of applicable taxes, (2) the cost of Name Your Own Price® rental cars from our suppliers, net of applicable taxes; and (3) the cost of Name Your Own Price® airline tickets from our suppliers, net of the federal air transportation tax, segment fees and passenger facility charges imposed in connection with the sale of airline tickets.  Cost of revenues for the year ended December 31, 2009 increased by 16.0%, compared to the same period in 2008, due primarily to the increase in merchant revenue discussed above.  Merchant price-disclosed hotel revenues in the U.S. and at Agoda are recorded in merchant revenues net of the amounts paid to suppliers and therefore, there is no associated cost of revenues for merchant price-disclosed hotel revenues.  Cost of revenues as a percentage of their associated merchant revenues decreased primarily due to the increase in merchant price-disclosed hotel revenues, which are recorded on a “net” basis.

Agency revenues are recorded at their net amount, which are amounts received less amounts paid to suppliers, if any, and therefore, there are no costs of agency revenues.

Gross Profit

	Year Ended December 31,
	($000)
	2009	2008	Change

Gross Profit	$1,260,763	$955,971	31.9%
Gross Margin	53.9%	50.7%

Total gross profit for the year ended December 31, 2009 increased by 31.9% compared to the same period in 2008, primarily as a result of increased revenue discussed above.  Total gross margin (gross profit expressed as a percentage of total revenue) increased during the year ended December 31, 2009, compared to the same period in 2008, because Name Your Own Price® revenues, which are recorded “gross” with a corresponding cost of revenue, represented a smaller percentage of total revenues compared to retail, price-disclosed revenues which are primarily recorded “net” with no corresponding cost of revenues.  Because Name Your Own Price® transactions are reported “gross” and retail transactions are primarily recorded on a “net” basis, we believe that gross profit has become an increasingly important measure of evaluating growth in our business.  Our international operations accounted for approximately $848.6 million of our gross profit for the year ended December 31, 2009, which compares to approximately $615.8 million for the same period in 2008.  Gross profit attributable to our international operations increased, on a local currency basis, by approximately 46% in the year ended December 31, 2009, compared to the same period in 2008.

Operating Expenses

Advertising

	Year Ended December 31,
	($000)
	2009	2008	Change
Offline Advertising	$36,270	$38,032	(4.6)%
% of Total Gross Profit	2.9%	4.0%
Online Advertising	$365,381	270,713	35.0%
% of Total Gross Profit	29.0%	28.3%

Offline advertising expenses consist primarily of: (1) the expenses associated with domestic television, print and radio advertising; and (2) the cost for creative talent, production costs and agency fees for television, print and radio advertising.  For the year ended December 31, 2009, offline advertising expenses decreased compared to the same period in 2008 due to lower production and creative talent costs, partially offset by increased television advertising.  Online advertising expenses primarily consist of the costs of (1) search engine keyword purchases; (2) affiliate programs; (3) banner and pop-up advertisements; and (4) e-mail campaigns.  For the year ended December 31, 2009, online advertising expenses increased over the same period in 2008, primarily due to an increase in online advertising expenses to support increased price-disclosed agency hotel room night reservations booked by Booking.com as well as increased U.S. travel bookings, partially offset by the impact of foreign currency exchange rates.  Our international operations rely primarily on online advertising, in particular keyword purchases and payments to affiliate advertisers, to support their businesses.

Sales and Marketing

	Year Ended December 31,
	($000)
	2009	2008	Change
Sales and Marketing	$81,238	$77,948	4.2%
% of Total Gross Profit	6.4%	8.2%

Sales and marketing expenses consist primarily of (1) credit card processing fees associated with merchant transactions; (2) fees paid to third-party service providers that operate the call centers for our priceline.com business; (3) provisions for credit card chargebacks; and (4) provisions for bad debt primarily related to agency hotel commission receivables.  For the year ended December 31, 2009, sales and marketing expenses, which are substantially variable in nature, increased over the same period in 2008, primarily due to increased credit card processing fees and call center costs associated with increased gross booking volumes, partially offset by decreased bad debt provision and the impact of foreign currency exchange rates.  The decrease in bad debt provision in 2009 was due to improved collection rates for agency commissions from hotels and the stabilization of economic conditions in general, and the hotel sector in particular as compared to 2008.  Credit card processing fees in 2009 reflect a benefit of $1.0 million related to a litigation settlement with certain credit card companies.

Personnel

	Year Ended December 31,
	($000)
	2009	2008	Change
Personnel	$180,152	$163,785	10.0%
% of Total Gross Profit	14.3%	17.1%

Personnel expenses consist of compensation to our personnel, including salaries, bonuses, taxes, employee health benefits and stock-based compensation. For the year ended December 31, 2009, personnel expenses increased over the same period in 2008, due primarily to increased compensation expenses associated with headcount growth, partially offset by the impact of foreign currency exchange rates.  Stock-based compensation expense was approximately $40.7 million for the year ended December 31, 2009 and $40.5 million for the year ended December 31, 2008.

General and Administrative

	Year Ended December 31,
	($000)
	2009	2008	Change
General and Administrative	$68,555	$55,267	24.0%
% of Total Gross Profit	5.4%	5.8%

General and administrative expenses consist primarily of: (1) fees for outside professionals, including litigation expenses; (2) occupancy expenses; and (3) personnel related expenses such as recruiting, training and travel expenses. General and administrative expenses increased during the year ended December 31, 2009, over the same period in 2008, due to additional fees for outside professionals, including litigation expenses primarily related to hotel occupancy and other tax proceedings, and increased occupancy expenses associated with new Booking.com offices, partially offset by the impact of foreign currency exchange rates.  Additionally, we recorded a charge in the amount of $3.7 million for the year ended December 31, 2009 related to a judgment in a lawsuit involving hotel occupancy taxes (see Note 17 to the Consolidated Financial Statements for further details).

Information Technology

	Year Ended December 31,
	($000)
	2009	2008	Change
Information Technology	$19,139	$17,956	6.6%
% of Total Gross Profit	1.5%	1.9%

Information technology expenses consist primarily of: (1) system maintenance and software license fees; (2) outsourced data center costs relating to our domestic and international data centers; (3) data communications and other expenses associated with operating our Internet sites; and (4) payments to outside consultants. For the year ended December 31, 2009, the increase in information technology expenses compared to the same period in 2008 was primarily associated with increased information technology expenses related to our international operations, partially offset by a decrease in information technology expenses related to our domestic operations.

Depreciation and Amortization

	Year Ended December 31,
	($000)
	2009	2008	Change
Depreciation and Amortization	$39,193	$42,796	(8.4)%
% of Total Gross Profit	3.1%	4.5%

Depreciation and amortization expenses consist of:  (1) amortization of intangible assets with determinable lives; (2) amortization of internally developed and purchased software, (3) depreciation of computer equipment; and (4) depreciation of leasehold improvements, office equipment and furniture and fixtures.  For the year ended December 31, 2009, depreciation and amortization expense decreased from the same period in 2008 by $3.6 million, primarily due to fully amortizing certain intangibles during the year ended December 31, 2008.

Other Income (Expense)

	Year Ended December 31,
	($000)
	2009	2008	Change
Interest Income	$2,223	$11,660	(80.9)%
Interest Expense	(24,084)	(34,853)	(30.9)%
Foreign Currency Transactions and Other	(6,672)	9,824	(167.9)%
Total	$(28,533)	$(13,369)	113.4%

For the year ended December 31, 2009, interest income on cash and marketable securities decreased over the same period in 2008, principally due to lower prevailing interest rates.  Interest expense decreased for the year ended December 31, 2009, as compared to the same period in 2008, primarily due to convertible debt conversions.  See Note 12 to the Consolidated Financial Statements for further details on the effect on interest expense of adopting a new accounting standard that impacts the accounting for convertible debt that may be settled in cash.  “Foreign currency transactions and other” includes foreign exchange losses of $2.7 million for the year ended December 31, 2009 and foreign exchange gains of $4.0 million for the year ended December 31, 2008, related to foreign exchange derivative contracts.  Foreign exchange losses of $2.9 million on transactions were recorded for the year ended December 31, 2009, compared to $0.3 million of gains for the year ended December 31, 2008.  A loss of $1.0 million for the year ended December 31, 2009, resulted from convertible debt conversions, compared to a gain of $6.0 million for the year ended December 31, 2008.  In addition, “Foreign currency transactions and other” includes a loss of $0.8 million for the year ended December 31, 2008 to reflect a permanent impairment in the value of a corporate note included in long-term investments.  See Note 2 to the Consolidated Financial Statements for details about the adjustments to other income (expense) for the year ended December 31, 2008.

Income Taxes

	Year Ended December 31,
	($000)
	2009	2008	Change
Income Tax Benefit (Expense)	$47,168	$(90,171)	(152.3)%

Our effective tax rate for the years ended December 31, 2009 and 2008 was (10.7)% and 32.7%, respectively.  Our effective tax rate for the year ended December 31, 2009 differs from the expected tax provision at the U.S. statutory tax rate of 35%, principally because it includes tax benefits of $183.3 million resulting from the reversal of a portion of the valuation allowance on our deferred tax assets related to net operating loss carryfowards.

Other items contributing to the difference between our effective tax rate and the statutory tax rate for the years ended December 31, 2009 and 2008 include lower foreign tax rates and the foreign tax benefit of interest expense on intercompany debt, partially offset by state income taxes.

Due to our significant NOLs, we do not expect to pay significant cash taxes on our U.S. federal taxable income for the foreseeable future.  We expect to make cash payments for foreign taxes, U.S. state income taxes and U.S. federal alternative minimum tax.

See Note 16 to our Consolidated Financial Statements for details about the non-cash income tax benefits for the year ended December 31, 2009, and Note 2 to the Consolidated Financial Statements for details about the adjustment to income tax expense for the year ended December 31, 2008.

Equity in Income (Loss) of Investees

	Year Ended December 31,
	($000)
	2009	2008	Change
Equity in Income (Loss) of Investees	$2	$(310)	(100.6)%

Equity in income (loss) of investees for the years ended December 31, 2009 and 2008 represented our pro rata share of pricelinemortgage.com’s net results. In July 2009, pricelinemortgage.com was dissolved, and we received $8.9 million in cash for our 49% equity investment in pricelinemortgage.com. We do not expect the dissolution of our investment in pricelinemortgage.com to materially impact future periods.

Noncontrolling Interests

	Year Ended December 31,
	($000)
	2009	2008	Change
Noncontrolling Interests	$—	$3,378	(100.0)%

Noncontrolling interests for the year ended December 31, 2008, represented income associated with the ownership of priceline.com International that was held by former shareholders of Booking.com B.V. and Booking.com Limited, including certain European based managers of that business.  In September 2008, we repurchased all of the remaining outstanding shares of priceline.com International and, as a result, there are no longer any noncontrolling interests in priceline.com International.  See Note 2 to the Consolidated Financial Statements for further details.

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

	Hotel Room	Rental	Airline
Year Ended	Nights	Car Days	Tickets

December 31, 2008	40.8 million	10.0 million	4.9 million

December 31, 2007	27.8 million	8.6 million	2.9 million

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

Merchant Revenues

Merchant revenues for the year ended December 31, 2008 increased 21.5% compared to the same period in 2007, primarily due to an increase in the sale of Name Your Own Price® hotel room nights and airline tickets and the inclusion of revenues generated by Agoda, which we acquired in November 2007.  In addition, in the year ended December 31, 2007, merchant revenues were positively impacted by an excise tax refund of $18.6 million (see Note 18 to the Consolidated Financial Statements).  Our international operations contributed approximately $21.3 million to our merchant revenues for the year ended December 31, 2008, which compares to $5.6 million for the same period in 2007.  Agoda contributed approximately $17.0 million of the merchant revenue attributable to our international operations for the year ended December 31, 2008.

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
	$(000)
	2008	2007	Change

Gross Profit	$955,971	$639,412	49.5%
Gross Margin	50.7%	45.4%

Total gross profit for the year ended December 31, 2008 increased by 49.5% compared to the same period in 2007, primarily as a result of increased revenue discussed above.  Total gross margin (gross profit expressed as a percentage of total revenue) increased during the year ended December 31, 2008, compared to the same period in 2007, because Name Your Own Price® transactions, whose revenues are recorded “gross” with a corresponding cost of revenue, represented a smaller percentage of transactions compared to retail, price-disclosed transactions which are primarily recorded “net” with no corresponding cost of revenues.  In the year ended December 31, 2007, gross profit and gross margin were also positively impacted by the $18.6 million excise tax refund recorded in merchant revenue in the year ended December 31, 2007 (see Note 17 to the Consolidated Financial Statements).  Because Name Your Own Price® transactions are reported “gross” and retail transactions are primarily recorded on a “net” basis, we believe that gross profit has become an increasingly important measure of evaluating growth in our business.  Our international operations accounted for approximately $616 million of our gross profit for the year ended December 31, 2008, which compares to $369.0 million for the same period in 2007.  Approximately $11.6 million of this increase is due to fluctuations in currency exchange rates.   Agoda, which we acquired in November 2007, accounted for approximately $17.0 million of the gross profit attributable to our international operations for the year ended December 31, 2008.

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

Personnel expenses consist of compensation to our personnel, including salaries, bonuses, taxes, employee health benefits and stock-based compensation. For the year ended December 31, 2008, personnel expenses increased over the same period in 2007, primarily due to increased stock-based compensation expense, personnel expenses associated with head count growth of Booking.com, the acquisition of Agoda in November 2007, and increased employee performance bonus expense.  Stock-based compensation expense was approximately $40.5 million for the year ended December 31, 2008 and $16.3 million, for the year ended December 31, 2007.  Stock-based compensation expense increased over the year ended December 31, 2008, as compared to the same period in 2007, due to headcount increases, higher stock prices at grant date and increases in the estimated probable number of shares to be issued upon completion of specified performance periods for our performance-based grants (see Note 4 to the Consolidated Financial Statements).

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

Other Income (Expense)

	Year Ended
	December 31,
	($000)
	2008	2007	Change
Interest Income	$11,660	$25,776	(54.8)%
Interest Expense	(34,853)	(38,574)	(9.6)%
Foreign Currency Transactions and Other	9,824	(3,276)	(399.9)%
Total	$(13,369)	$(16,074)	(16.8)%

For the year ended December 31, 2008, interest income on cash and marketable securities decreased over the same period in 2007, due to lower prevailing interest rates and investments in higher quality, lower yielding securities.  In addition, interest income for the year ended December 31, 2007 included approximately $3.3 million of interest received on our excise tax refund.  Interest expense decreased for the year ended December 31, 2008, as compared to the same period in 2007 due primarily to the conversion of approximately $176.9 million principal amount of convertible notes.  Foreign exchange gains of $4.3 million and losses of $3.3 million for the years ended December 31, 2008 and 2007, respectively, were recorded in “Foreign currency transactions and other,” and were principally related to foreign exchange derivative contracts.  In addition, “Foreign currency transactions and other” includes a loss in the amount of $0.8 million to reflect an other-than-temporary impairment in the value of a corporate note, included in long-term investments, and a gain of $6.0 million for debt conversions resulting from the adoption of a new accounting standard related to convertible debt for the year ended December 31, 2008. See Note 2 to the Consolidated Financial Statements for further detail on the adjustments.

Income Taxes

	Year Ended
	December 31,
	($000)
	2008	2007	Change
Income Tax (Expense) Benefit	$(90,171)	$23,537	(483.1)%

The provision for income taxes includes U.S. and international income taxes determined using an estimate of our annual effective tax rate.  Income tax benefit for the year ended December 31, 2007 includes non-cash tax benefits of (1) $47.9 million, resulting from the reversal of a portion of the valuation allowance on our domestic deferred tax assets and (2) $3.6 million resulting from the recognition of foreign capital allowance carryforwards.  In addition, our effective tax rate differs from the expected tax provision at the U.S. statutory tax rate of 35% principally due to lower foreign tax rates and the foreign tax benefit of interest expense on intercompany debt, partially offset by state income taxes and certain non-deductible stock-based compensation expense.  Due to our significant net operating loss carryforwards, we do not expect to pay significant cash taxes on our U.S. federal taxable income for the foreseeable future.  We expect to make cash payments for international income taxes, U.S. alternative minimum tax and certain U.S. state income taxes. Despite robust growth in our domestic earnings during 2008, the valuation allowance has not been reduced due to inherent uncertainty and the likely negative potential impact the current worldwide recession will have on our future operating results and future realization of our deferred tax assets.  See Note 2 to the Consolidated Financial Statements for details about the adjustment to income tax expense for the years ended December 31, 2008 and 2007.

Equity in Loss of Investees

	Year Ended
	December 31,
	($000)
	2008	2007	Change
Equity in Loss of Investees	$310	$321	(3.3)%

Equity in loss of investees for the years ended December 31, 2008 and 2007, represented our pro rata share of pricelinemortgage.com’s net results.

Noncontrolling Interests

	Year Ended
	December 31,
	($000)
	2008	2007	Change
Noncontrolling Interests	$3,378	$4,679	(27.9)%

Noncontrolling interests for the years ended December 31, 2008 and 2007, represented income associated with the ownership of priceline.com International that was held by former shareholders of Booking.com B.V. and Booking.com Limited, including certain European based managers of that business.  The change versus the prior year was primarily due to a reduction in the noncontrolling interests held by former shareholders of priceline.com International, partially offset by an increase in the earnings of priceline.com International.  In September 2008, we repurchased all of the remaining outstanding shares of priceline.com International and, as a result, there are no longer any noncontrolling interests in priceline.com International.  See Note 2 to the Consolidated Financial Statements for further details.

Liquidity and Capital Resources

As of December 31, 2009, we had $800.2 million in cash, cash equivalents and short-term investments.  Approximately $534.6 million of our cash and cash equivalents and short-term investments are held by our international subsidiaries and are denominated primarily in Euros and, to a lesser extent, in British Pound Sterling. Cash equivalents and short-term investments are primarily comprised of foreign government securities, U.S. Treasury money market accounts and U.S. government securities.

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

Net cash provided by operating activities for the year ended December 31, 2009, was $509.7 million, resulting from net income of $489.5 million and net favorable changes in working capital of $67.7 million, partially offset by a net unfavorable impact of $47.5 million for non-cash items not affecting cash flows.  Non-cash items include the benefit of $183.3 million from the reversal of a portion of the valuation allowance on our deferred tax assets, stock-based compensation expense, depreciation and amortization, primarily from acquisition-related intangible assets, amortization of debt discount and loss on conversions of our convertible notes.  The changes in working capital for the year ended December 31, 2009, were related to an $86.8 million increase in accounts payable, accrued expenses and other current liabilities, partially offset by a $22.8 million increase in accounts receivable.  The increase in these working capital balances was primarily related to increases in business volume.

Net cash provided by operating activities for the year ended December 31, 2008 was $315.6 million, resulting from net income of $185.6 million, non-cash items not affecting cash flows of $141.0 million and partially offset by $11.0 million of changes in working capital.  The changes in working capital for the year ended December 31, 2008, were primarily related to a $48.0 million increase in accounts receivable, prepaid expenses and other current assets, partially offset by a $37.0 million increase in accounts payable, accrued expenses and other liabilities.  The increase in accounts receivable was primarily due to growth in revenues, partially offset by an increase in the allowance for doubtful accounts.  The increase in allowance for doubtful accounts resulted primarily from slower payment of agency commissions by hotels and to reflect the potential for increased losses resulting from the worldwide recession and the related impact on the financial health of our hotel partners.  A majority of the increase in accounts payable, accrued expenses and other liabilities was related to increases in accrued affiliate commissions, deferred merchant bookings related to our merchant business and bonus accrual.  Non-cash items were primarily associated with deferred income taxes, stock-based compensation expense, amortization of debt discount, gain on conversions of our convertible notes, and depreciation and amortization, primarily from acquisition-related intangible assets.

Net cash used in investing activities was $501.5 million for the year ended December 31, 2009.  Investing activities were affected by $490.0 million net purchase of marketable securities, a payment of $5.0 million to settle derivative contracts and a payment of $1.5 million for acquisitions and other equity investments, net of cash acquired, partially offset by $8.9 million received in connection with the dissolution of pricelinemortgage.com and a reduction in restricted cash of $1.2 million.   Net cash used in investing activities was $151.9 million for the year ended December 31, 2008. Investing activities were affected by the purchase of $154.0 million of stock in priceline.com International held by noncontrolling interests, $1.2 million increase in restricted cash and acquisitions and other equity investments of $0.6 million.  Investing activities were also affected by $22.2 million of net maturities of investments for the year ended December 31, 2008.  Cash invested in purchase of property and equipment was $15.1 million and $18.3 million in the years ended December 31, 2009 and 2008, respectively.

Net cash used in financing activities was approximately $169.0 million for the year ended December 31, 2009.  The cash used in financing activities during the year ended December 31, 2009 was primarily related to $197.1 million of principal paid upon the conversion of senior notes, $17.4 million of treasury stock purchases, partially offset by $43.4 million of proceeds from the exercise of employee stock options and $2.1 million of excess tax benefits from stock-based compensation.  Net cash used in financing activities was approximately $168.8 million for the year ended December 31, 2008.  The cash used in financing activities during the year ended December 31, 2008 was primarily related to $176.9 million of principal paid upon the conversion of senior notes, $4.4 million of treasury stock purchases, partially offset by $5.5 million of proceeds from the exercise of employee stock options and $7.0 million of excess tax benefits from stock-based compensation.

The following table represents our material contractual obligations and commitments as of December 31, 2009 (see Note 17 to the Consolidated Financial Statements):

	Payments due by Period (in thousands)
		Less than 1	1 to 3	3 to 5	More than
Contractual Obligations	Total	Year	Years	Years	5 Years

Operating lease obligations	$43,640	$20,320	$16,139	$5,396	$1,785
Convertible debt(1)	197,639	197,639	—	—	—

Total	$241,279	$217,959	$16,139	$5,396	$1,785

(1)          At December 31, 2009, our convertible debt is convertible at the option of the holder because the contingent conversion thresholds on each of the Notes were exceeded.  Convertible debt represents the aggregate principal amount of the Notes and interest of $1.8 million for 2010.   See Note 12 to the Consolidated Financial Statements.

Based upon the closing price of our common stock for the prescribed measurement periods during the three months ended December 31, 2009, the contingent conversion thresholds on each of our convertible senior note issues were exceeded.  As a result, the notes (aggregate principal amount $195.9 million) are convertible at the option of the holder as of December 31, 2009 and, accordingly, have been classified as a current liability and in convertible debt in mezzanine on the Consolidated Balance Sheet as of that date.  As of February 18, 2010, we have received conversion notices from holders of approximately $98 million outstanding principal amount that will be settled in the first quarter 2010.  When holders elect to convert, we are required to settle the principal amount of the notes in cash and we intend to satisfy any conversion premium in shares of common stock.  We would likely fund the repayment of the principal amount with existing cash and cash equivalents, short-term investments (totaling approximately $800.2 million at December 31, 2009) and borrowings under our revolving credit facility.

In connection with our acquisition of Agoda in 2007, contingent consideration of up to $141.6 million is payable in 2011 if Agoda achieves specified “gross bookings” and earnings targets for the period of January 1, 2008 through December 31, 2010.

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

The revolving credit facility provides for the issuance of up to $50.0 million of letters of credit as well as borrowings on same-day notice, referred to as swingline loans, which are available in U.S. Dollars, Euros, Pound Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility will be used for working capital and general corporate purposes.  As of December 31, 2009, there were no borrowings outstanding under the facility and we have issued approximately $2.4 million of letters of credit under the revolving credit facility.

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

Off-Balance Sheet Arrangements.

As of December 31, 2009, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

We did not experience any material changes in interest rate exposures during the year ended December 31, 2009.  Based upon economic conditions and leading market indicators at December 31, 2009, we do not foresee a significant adverse change in interest rates in the near future.

As of December 31, 2009, the carrying value of our debt is approximately $195.9 million.  We estimate that the market value of such debt was approximately $1.1 billion as of December 31, 2009.  Substantially all of the market value of our debt in excess of the carrying value is related to the conversion premium on the bonds.

As a result of the acquisitions of our European and Asian operations, we are conducting a significant and growing portion of our business outside the United States through subsidiaries with functional currencies other than the U.S. Dollar (primarily Euros and British Pound Sterling).  As a result, we face exposure to adverse movements in currency exchange rates as the financial results of our international operations are translated from local currency into U.S. Dollars upon consolidation.  If the U.S. Dollar weakens against the local currency, the translation of these foreign-currency-denominated balances will result in increased net assets, net revenues, operating expenses, and net income or loss.  Similarly, our net assets, net revenues, operating expenses, and net income or loss will decrease if the U.S. Dollar strengthens against local currency. Additionally, foreign exchange rate fluctuations on transactions denominated in currencies other than the functional currency result in gains and losses that are reflected in the Consolidated Statement of Operations.  Our international operations are subject to risks typical of international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility.

From time to time, we enter into foreign exchange derivative contracts to minimize the impact of short-term foreign currency fluctuations on our consolidated operating results.  As of December 31, 2009, there were no outstanding contracts for derivatives not designated as hedging instruments.  Subsequent to December 31, 2009, we entered into additional derivatives with a notional value of 95 million Euros and 5 million British Pound Sterling.  As of December 31, 2008, derivatives with a notional value of 25.0 million Euros were outstanding.  Foreign exchange losses of $2.7 million, gains of $4.0 million and losses of $3.0 million for the years ended December 31, 2009, 2008 and 2007, respectively, were recorded in “Foreign currency transactions and other” related to foreign exchange derivative contracts.  As of December 31, 2009, we had forward currency contracts with a notional amount of 183.4 million Euros to hedge a portion of our net investment in a foreign subsidiary.  These contracts are short-term in nature.  Mark-to-market adjustments on these net investment hedges are recorded as currency translation adjustments.  Subsequent to December 31, 2009, we entered into additional derivatives as net investment hedges for 70 million Euros notional amount.  See Note 6 to the Consolidated Financial Statements for further detail on our derivative instruments.

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

Consolidated Balance Sheets as of December 31, 2009 and 2008; Consolidated Statements of Operations, Changes in Stockholders’ Equity and Cash Flows for the years ended December 31, 2009, 2008 and 2007; Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm.

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

Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Controls.  No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the quarter ended December 31, 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as noted below.

In March 2008, the Company initiated the implementation of an enterprise resource planning (“ERP”) system for its domestic operations.  The implementation, which was successfully completed in 2009, involved changes in systems that include internal controls.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

priceline.com Incorporated

Norwalk, Connecticut

We have audited the internal control over financial reporting of priceline.com Incorporated and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control Over Financial Reporting” appearing in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report dated February 19, 2010 expressed unqualified opinion on those financial statements and includes an explanatory paragraph relating to the Company’s retrospective adoption of a new accounting standard related to the (1) accounting for convertible debt that may be settled in cash and (2) presentation and disclosure requirements for noncontrolling interests.

/s/ DELOITTE & TOUCHE LLP

Stamford, Connecticut

February 19, 2010

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by Part III, Item 10, will be included in our Proxy Statement relating to our 2010 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2009, and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by Part III, Item 11, will be included in our Proxy Statement relating to our 2010 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2009, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Part III, Item 12, will be included in our Proxy Statement relating to our 2010 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2009, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by Part III, Item 13, will be included in our Proxy Statement relating to our 2010 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2009, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by Part III, Item 14, will be included in our Proxy Statement relating to our 2010 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2009, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)                                  List of Documents Filed as a Part of this Annual Report on Form 10-K:

The following Consolidated Financial Statements of the Company and the report of our independent registered public accounting firm are filed as part of this Annual Report on Form 10-K.

Consolidated Balance Sheets as of December 31, 2009 and 2008; and the related Consolidated Statements of Operations, Changes in Stockholders’ Equity and Cash Flows for the years ended December 31, 2009, 2008 and 2007; Notes to Consolidated Financial Statements; and Report of Independent Registered Public Accounting Firm.

All financial statement schedules have been omitted because they are not applicable, not material or the required information is shown in the Consolidated Financial Statements or the notes thereto.

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

Exhibit
Number	Description

2.1(m)	Share Sale and Purchase Agreement, dated July 14, 2005 by and between the Registrant, ACME Limited and Blue Sky Investments B.V.
2.2(o)	Articles of Association of priceline.com International Limited, as amended.
3.1(a)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(b)	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated June 13, 2003.
3.3(jj)	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated June 3, 2009.
3.4(kk)	Amended and Restated By-Laws of the Registrant.
4.1	Reference is hereby made to Exhibits 3.1, 3.2 and 3.3.
4.2(a)	Specimen Certificate for Registrant’s Common Stock.

4.3(a)	Amended and Restated Registration Rights Agreement, dated as of December 8, 1998, among the Registrant and certain stockholders of the Registrant.
4.4(b)	Registration Rights Agreement, dated as of August 1, 2003, among the Registrant and the initial purchasers named therein.
4.5(b)	Indenture, dated as of August 1, 2003, between the Registrant and American Stock Transfer & Trust Company, as Trustee (including the form of note contained therein).
4.6(b)	Supplemental Indenture, dated as of October 22, 2003, between the Registrant and American Stock Transfer & Trust Company, as Trustee.
4.7(d)	Second Supplemental Indenture, dated as of December 13, 2004, between the Registrant and American Stock Transfer & Trust Company, as Trustee.
4.8(c)	Registration Rights Agreement, dated as of June 28, 2004, among priceline.com Incorporated and the initial purchasers named therein.
4.9(c)	Indenture, dated as of June 28, 2004, between the Registrant and American Stock Transfer & Trust Company, as Trustee (including the form of note contained therein).
4.10(d)	First Supplemental Indenture, dated as of December 13, 2004, between the Registrant and American Stock Transfer & Trust Company, as Trustee.
4.11(b)	Certificate of Designation, Preferences and Rights of Series A Convertible Redeemable PIK Preferred Stock of the Registrant.
4.12(b)	Certificate of Designation, Preferences and Rights of Series B Redeemable Preferred Stock of the Registrant.
4.13(u)	Indenture, dated as of September 27, 2006, between priceline.com Incorporated and American Stock Transfer and Trust Company, as Trustee.
4.14(u)	Registration Rights Agreement, dated as of September 27, 2006, between priceline.com Incorporated and Goldman Sachs & Co., as representative of the Initial Purchasers.
4.15(w)	Indenture relating to New 1.00% Notes, dated as of November 6, 2006, between priceline.com Incorporated and American Stock Transfer and Trust Company, as Trustee.
4.16(w)	Indenture relating to New 2.25% Notes, dated as of November 6, 2006, between priceline.com Incorporated and American Stock Transfer and Trust Company, as Trustee.
10.1(a)+	1997 Omnibus Plan of the Registrant.
10.2(e)+	1999 Omnibus Plan of the Registrant, as amended.
10.3(f)+	Priceline.com 2000 Employee Stock Option Plan.
10.4(e)+	Form of Stock Option Grant Agreement.
10.5(e)+	Form of Restricted Stock Agreement for restricted stock grants to Board of Directors.
10.6(g)+	Form of Base Restricted Stock Agreement (U.S.).
10.7(g)+	Form of Base Restricted Stock Agreement (U.K.).
10.8(g)+	Form of Restricted Stock Agreement with covenants (U.S.).
10.9(g)+	Restricted Stock Agreement, dated February 1, 2005, between Jeffery H. Boyd and the Registrant.
10.10(h)+	Stock Option and Restricted Stock Agreement, dated November 20, 2000, by and between the Registrant and Robert Mylod Jr.
10.11(g)+	Restricted Stock Agreement, dated February 1, 2005, between Robert J. Mylod Jr. and the Registrant.
10.12(i)+	Employment Agreement, dated February 8, 2006, by and between the Registrant and Peter J. Millones.
10.13(i)+	Form of priceline.com Incorporated 1999 Omnibus Plan Restricted Stock Agreement for Non-Employee Directors.
10.14(j)*	Formation and Funding Agreement, dated as of March 17, 2000, by and between the Registrant and Alliance Partners, L.P.
10.15(k)	Restructuring Agreement, dated as of October 3, 2003, between Hutchison-Priceline Limited, Trio Happiness Limited and PCLN Asia, Inc.
10.16(k)	Amended and Restated Securityholders’ Agreement, dated as of October 3, 2003, among Hutchison-Priceline Limited, PCLN Asia, Inc. and Trio Happiness Limited.
10.17(k)	Master Agreement, dated as of November 20, 2003, between Credit Suisse First Boston International and the Registrant.
10.18(k)	Schedule to the Master Agreement, dated as of November 20, 2003 between Credit Suisse First Boston International and the Registrant.
10.19(k)	Letter Agreement, dated November 26, 2003, between Credit Suisse First Boston International and priceline.com Incorporated.
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

10.40(aa)	Pledge and Security Agreement dated as of September 26, 2007 by and among priceline.com Incorporated and JPMorgan Chase Bank, National Association.
10.41(aa)	Guaranty dated as of September 26, 2007 by each of the subsidiaries of priceline.com Incorporated and JPMorgan Chase Bank, National Association.
10.42(bb)*	Equity Purchase Agreement by and among priceline.com Mauritius Co. Ltd, priceline.com Incorporated and the shareholders of Agoda Company Ltd. and members of AGIP LLC dated November 6, 2007.
10.43(cc)+	Performance share unit agreement dated December 1, 2007.
10.44(dd)*+	Form of 2007 Performance Share Unit Agreement for awards under the 1999 Omnibus Plan, as amended, based on the performance of the Company’s consolidated operations.
10.45(dd)*+	Form of 2007 Performance Share Unit Agreement for awards under the 1999 Omnibus Plan, as amended, based on the performance of the Company’s domestic operations on an unconsolidated basis.
10.46(dd)*+	Form of 2007 Performance Share Unit Agreement for awards under the 1999 Omnibus Plan, as amended, based on the performance of Agoda Company Ltd., Agoda Company Pte. Ltd. and Agoda Services Co. Ltd.
10.47(ee)+	priceline.com Incorporated 1999 Omnibus Plan (As Amended and Restated Effective June 4, 2008).
10.48(ff)+	Form of Restricted Stock Unit Agreement for awards to non-U.S. participants under the 1999 Omnibus Plan, as amended.
10.49(gg)+	Separation Agreement, by and between Booking.com B.V. and Stef Norden.
10.50(gg)+	Amended and Restated Employment Agreement, dated August 22, 2008, by and between priceline.com Incorporated and Jeffery H. Boyd.
10.51(gg)+	Performance share unit agreement, by and between priceline.com Incorporated and Jeffery H. Boyd.
10.52(hh)+	Letter amendment, dated December 18, 2008, to Amended and Restated Employment Agreement, by and between priceline.com Incorporated and Jeffery H. Boyd.
10.53(hh)+	Amended and Restated Employment Agreement, dated December 18, 2008, by and between priceline.com Incorporated and Robert J. Mylod.
10.54(hh)+	Amended and Restated Employment Agreement, dated December 18, 2008, by and between priceline.com Incorporated and Peter J. Millones.
10.55(hh)+	Amended and Restated Employment Agreement, dated December 18, 2008, by and between priceline.com Incorporated and Chris Soder.
10.56(hh)+	Letter amendment, dated December 16, 2008, to Letter agreement, dated October 19, 2005 by and between priceline.com and Daniel J. Finnegan.
10.57(hh)+	Amended and Restated Employment Contract, by and between Booking.com B.V. and Cornelis Petrus Henricus Maria Koolen.

10.58(ii)+	Form of 2009 Restricted Stock Unit Agreement for awards to Messrs. Boyd and Mylod under the 1999 Omnibus Plan, as amended.
10.59+	Indemnification Agreement, dated November 10, 2009, between priceline.com Incorporated and Kees Koolen.
12.1	Ratio of Earnings to Fixed Charges.
14(k)	Priceline.com Incorporated Code of Business Conduct and Ethics.
21	List of Subsidiaries.
23.1	Consent of Deloitte & Touche LLP.
24.1	Power of Attorney (included in the Signature Page).
31.1	Certificate of Jeffery H. Boyd, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Daniel J. Finnegan, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(ll)	Certification of Jeffery H. Boyd, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
32.2(ll)	Certification of Daniel J. Finnegan, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

(a)	Previously filed as an exhibit to the Form S-1 (Registration No. 333-69657) filed in connection with priceline.com’s initial public offering.
(b)

Previously filed as an exhibit to the Form S-3 (Registration Statement No. 333-190029) filed in connection with priceline.com’s registration of 1.00% Convertible Senior Notes due 2010 and Shares of Common Stock Issuable Upon Conversion of the Notes.

(c)	Previously filed as an exhibit to the Form 10-Q for the quarterly period ended September 30, 2003.
(d)	Previously filed as an exhibit to the Form 8-K filed on December 13, 2004.
(e)	Previously filed as an exhibit to the Form S-8 (Registration No. 333-122414) filed on January 31, 2005.
(f)	Previously filed as an exhibit to the Form S-8 (Registration No. 333-55578) filed on February 14, 2001.
(g)	Previously filed as an exhibit to the Form 8-K filed on February 7, 2005.
(h)	Previously filed as an exhibit to the Form 10-K for the year ended December 31, 2000.
(i)	Previously filed as an exhibit to the Form 8-K filed on February 8, 2006.
(j)	Previously filed as an exhibit to the Form 10-Q for the quarterly period ended March 31, 2000.
(k)	Previously filed as an exhibit to the Form 10-K for the year ended December 31, 2003.
(l)	Previously filed as an exhibit to the Form 8-K filed on September 23, 2004.
(m)	Previously filed as an exhibit to the Form 8-K filed on July 20, 2005.
(n)	Previously filed as an exhibit to the Form 8-K filed on June 3, 2005.
(o)	Previously filed as an exhibit to the Form 8-K filed on September 29, 2005.
(p)	Previously filed as an exhibit to the Form 8-K filed on October 21, 2005.
(q)	Previously filed as an exhibit to the Form 8-K filed on November 8, 2005.
(r)	Previously filed as an exhibit to the Form 10-Q for the quarterly period ended March 31, 2006.
(s)	Previously filed as an exhibit to the Form 8-K filed on September 7, 2006.
(t)	Previously filed as an exhibit to the Form 8-K filed on September 27, 2006.
(u)	Previously filed as an exhibit to the Form 8-K filed on September 28, 2006.
(v)	Previously filed as an exhibit to the Form 8-K filed on October 16, 2006.
(w)	Previously filed as an exhibit to the Form 8-K filed on November 9, 2006.
(x)	Previously filed as an exhibit to the Form 8-K filed on December 8, 2006.
(y)	Previously filed as an exhibit to the form 8-K filed on February 23, 2007.
(z)	Previously filed as an exhibit to the Form 8-K filed on May 4, 2007.
(aa)	Previously filed as an exhibit to the Form 10-Q for the quarterly period ended September 30, 2007.
(bb)	Previously filed as an exhibit to the Form 10-K for the year ended December 31, 2007
(cc)	Previously filed as an exhibit to the Form 8-K filed on December 5, 2007.
(dd)	Previously filed as an exhibit to the Form 8-K filed on March 11, 2008.
(ee)	Previously filed as an exhibit to the Form 8-K filed on June 6, 2008.
(ff)	Previously filed as an exhibit to the Form 10-Q for the quarterly period ended September 30, 2007.
(gg)	Previously filed as an exhibit to the Form 8-K filed on August 6, 2008.
(hh)	Previously filed as an exhibit to the Form 10-K for the year ended December 31, 2008.
(ii)	Previously filed as an exhibit to the Form 8-K filed on March 4, 2009.
(jj)	Previously filed as an exhibit to the Form 8-K filed on June 5, 2009.
(kk)	Previously filed as an exhibit to the Form 10-Q for the quarterly period ended June 30, 2009.

(ll)	This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.

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

PRICELINE.COM INCORPORATED

By:	/s/ Jeffery H. Boyd
	Name:	Jeffery H. Boyd
	Title:	Chief Executive Officer
	Date:	February 19, 2010

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

Signature	Title	Date

/s/ Ralph M. Bahna	Chairman and Director	February 17, 2010
Ralph M. Bahna

/s/ Jeffery H. Boyd	President, Chief Executive Officer and	February 19, 2010
Jeffery H. Boyd	Director (Principal Executive Officer)

/s/ Daniel J. Finnegan	Chief Financial Officer and Chief Accounting	February 19, 2010
Daniel J. Finnegan	Officer (Principal Financial Officer and Principal Accounting Officer)

Signature	Title	Date

/s/ Howard W. Barker, Jr.	Director	February 17, 2010
Howard W. Barker, Jr.

/s/ Jan L. Docter	Director	February 17, 2010
Jan L. Docter

/s/ Jeffrey E. Epstein	Director	February 17, 2010
Jeffrey E. Epstein

/s/ James M. Guyette	Director	February 17, 2010
James M. Guyette

/s/ Nancy B. Peretsman	Director	February 17, 2010
Nancy B. Peretsman

/s/ Craig W. Rydin	Director	February 17, 2010
Craig W. Rydin

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

priceline.com Incorporated

Norwalk, Connecticut

We have audited the accompanying consolidated balance sheets of priceline.com Incorporated and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of priceline.com Incorporated and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for the retrospective adoption of a new accounting standard related to the (1) accounting for convertible debt that may be settled in cash and (2) presentation and disclosure requirements for noncontrolling interests.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

Stamford, Connecticut

February 19, 2010

priceline.com Incorporated

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2009	2008 As Adjusted See Note 2
ASSETS
Current assets:
Cash and cash equivalents	$202,141	$364,550
Restricted cash	1,319	2,528
Short-term investments	598,014	98,888
Accounts receivable, net of allowance for doubtful accounts of $5,023 and $8,429, respectively	118,659	92,328
Prepaid expenses and other current assets	36,828	23,463
Deferred income taxes	65,980	12,142
Total current assets	1,022,941	593,899

Property and equipment, net	30,489	29,404
Intangible assets, net	172,080	193,231
Goodwill	350,630	326,863
Deferred income taxes	253,700	153,955
Other assets	4,384	15,069
Total assets	$1,834,224	$1,312,421

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$60,568	$46,290
Accrued expenses and other current liabilities	127,561	77,713
Deferred merchant bookings	60,758	29,664
Convertible debt (see Note 12)	159,878	317,910
Total current liabilities	408,765	471,577

Deferred income taxes	43,793	48,933
Other long-term liabilities	24,052	18,010
Total liabilities	476,610	538,520

Commitments and Contingencies (see Note 17)
Convertible debt (see Note 12)	35,985	75,075

Stockholders’ equity:
Common stock, $0.008 par value, authorized 1,000,000,000 shares, 52,446,173 and 47,664,766 shares issued, respectively	405	367
Treasury stock, 6,865,119 and 6,685,048 shares, respectively	(510,970)	(493,555)
Additional paid-in capital	2,289,867	2,176,556
Accumulated deficit	(454,673)	(944,145)
Accumulated other comprehensive loss	(3,000)	(40,397)
Total stockholders’ equity	1,321,629	698,826
Total liabilities and stockholders’ equity	$1,834,224	$1,312,421

See Notes to Consolidated Financial Statements.

priceline.com Incorporated

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2009	2008 As Adjusted See Note 2	2007 As Adjusted See Note 2
Merchant revenues	$1,447,576	$1,218,162	$1,002,824
Agency revenues	868,395	648,792	398,246
Other revenues	22,241	17,852	8,339
Total revenues	2,338,212	1,884,806	1,409,409
Cost of revenues	1,077,449	928,835	769,997
Gross profit	1,260,763	955,971	639,412
Operating expenses:
Advertising — Offline	36,270	38,032	35,963
Advertising — Online	365,381	270,713	172,676
Sales and marketing	81,238	77,948	47,158
Personnel, including stock-based compensation of $40,671, $40,522 and $16,253, respectively	180,152	163,785	102,992
General and administrative, including net cost of litigation settlement of $55,350 in 2007	68,555	55,267	91,837
Information technology	19,139	17,956	13,779
Depreciation and amortization	39,193	42,796	37,072
Total operating expenses	789,928	666,497	501,477
Operating income	470,835	289,474	137,935
Other income (expense):
Interest income	2,223	11,660	25,776
Interest expense	(24,084)	(34,853)	(38,574)
Foreign currency transactions and other	(6,672)	9,824	(3,276)
Total other income (expense)	(28,533)	(13,369)	(16,074)
Earnings before income taxes and equity in income (loss) of investees	442,302	276,105	121,861
Income tax benefit (expense)	47,168	(90,171)	23,537
Equity in income (loss) of investees	2	(310)	(321)
Net income	489,472	185,624	145,077
Net income attributable to noncontrolling interests	—	(3,378)	(4,679)
Preferred stock dividend	—	—	(1,555)
Net income applicable to common stockholders of priceline.com, Inc.	$489,472	$182,246	$138,843
Net income applicable to common stockholders per basic common share	$11.54	$4.64	$3.69
Weighted average number of basic common shares outstanding	42,406	39,299	37,671
Net income applicable to common stockholders per diluted common share	$9.88	$3.74	$3.05
Weighted average number of diluted common shares outstanding	49,522	48,671	45,504

See Notes to Consolidated Financial Statements.

priceline.com Incorporated

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 and 2007 (In thousands)

			Additional		Accumulated Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Total
Balance, December 31, 2006	43,216	$331	$2,070,379	$(1,262,033)	$26,347	(6,603)	$(486,468)	$348,556
Adoption of new accounting standard for convertible debt	—	—	85,267	(3,201)	—	—	—	82,066
Redeemable noncontrolling interests fair value adjustment	—	—	(40,254)	—	—	—	—	(40,254)
Adjusted balance, December 31, 2006	43,216	331	2,115,392	(1,265,234)	26,347	(6,603)	(486,468)	390,368
Adjusted net income applicable to common stockholders	—	—	—	138,843	—	—	—	138,843
Unrealized loss on marketable securities	—	—	—	—	(187)	—	—	(187)
Currency translation adjustment	—	—	—	—	24,184	—	—	24,184
Comprehensive income								162,840
Redeemable noncontrolling interests fair value adjustment	—	—	(37,188)	—	—	—	—	(37,188)
Reclassification adjustment for convertible debt in mezzanine	—	—	(113,422)	—	—	—	—	(113,422)
Issuance of restricted stock under deferred compensation plans, net of forfeitures	122	1	(1)	—	—	—	—	—
Issuance of preferred stock dividend	35	1	1,554	—	—	—	—	1,555
Exercise of stock options and vesting of restricted stock units and/or performance shares	988	7	19,813	—	—	—	—	19,820
Repurchase of common stock	—	—	—	—	—	(43)	(2,638)	(2,638)
Stock-based compensation	—	—	15,200	—	—	—	—	15,200
Exercise of warrants	756	6	13,464	—	—	—	—	13,470
Issuance of shares related to convertible debt	1	—	23	—	—	—	—	23
Excess tax benefit from stock-based compensation	—	—	3,597	—	—	—	—	3,597
Adjusted balance, December 31, 2007	45,118	$346	$2,018,432	$(1,126,391)	$50,344	(6,646)	$(489,106)	$453,625
Adjusted net income applicable to common stockholders	—	—	—	182,246	—	—	—	182,246
Unrealized gain on marketable securities	—	—	—	—	260	—	—	260
Currency translation adjustment	—	—	—	—	(91,001)	—	—	(91,001)
Comprehensive income								91,505
Reversal of noncontrolling interests fair value adjustments upon redemption of remaining shares	—	—	77,442	—	—	—	—	77,442
Reclassification adjustment for convertible debt in mezzanine	—	—	26,669	—	—	—	—	26,669
Exercise of stock options and vesting of restricted stock units and/or performance shares	283	2	5,505	—	—	—	—	5,507
Repurchase of common stock	—	—	—	—	—	(39)	(4,449)	(4,449)
Stock-based compensation	—	—	40,448	—	—	—	—	40,448
Issuance of shares related to convertible debt	2,264	19	1,023	—	—	—	—	1,042
Excess tax benefit from stock-based compensation	—	—	7,037	—	—	—	—	7,037
Adjusted balance, December 31, 2008	47,665	$367	$2,176,556	$(944,145)	$(40,397)	(6,685)	$(493,555)	$698,826
Net income applicable to common stockholders	—	—	—	489,472	—	—	—	489,472
Unrealized gain on marketable securities	—	—	—	—	116	—	—	116
Currency translation adjustment	—	—	—	—	37,281	—	—	37,281
Comprehensive income								526,869
Restricted stock forfeitures	(3)	—	—	—	—	—	—	—
Reclassification adjustment for convertible debt in mezzanine	—	—	18,203	—	—	—	—	18,203
Exercise of stock options and vesting of restricted stock units and/or performance shares	1,200	9	43,419	—	—	—	—	43,428
Repurchase of common stock	—	—	—	—	—	(180)	(17.415)	(17,415)
Stock-based compensation	—	—	40,671	—	—	—	—	40,671
Issuance of shares related to convertible debt	3,584	29	8,869	—	—	—	—	8,898
Excess tax benefit from stock-based compensation	—	—	2,149	—	—	—	—	2,149
Balance, December 31, 2009	52,446	$405	$2,289,867	$(454,673)	$(3,000)	(6,865)	$(510,970)	$1,321,629

See Notes to Consolidated Financial Statements.

priceline.com Incorporated

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2009	2008 As Adjusted See Note 2	2007 As Adjusted See Note 2
OPERATING ACTIVITIES:
Net income	$489,472	$185,624	$145,077
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,491	14,388	11,814
Amortization	24,702	28,680	25,686
Provision for uncollectible accounts, net	3,227	13,113	4,886
Reversal of valuation allowances on deferred tax assets	(183,272)	—	(47,906)
Other deferred income taxes	30,990	19,899	(11,535)
Stock-based compensation expense	40,671	40,522	16,253
Amortization of debt issuance costs	2,465	2,525	2,580
Amortization of debt discount	18,203	26,669	28,783
Loss (gain) on early extinguishment of debt	1,048	(6,014)	—
Equity in (income) loss of investees	(2)	310	321
Loss on impairment of investment	—	843	—
Changes in assets and liabilities:
Accounts receivable	(22,767)	(42,888)	(24,227)
Prepaid expenses and other current assets	(979)	(5,153)	(9,166)
Accounts payable, accrued expenses and other current liabilities	86,792	32,245	9,778
Other	4,624	4,790	3,671
Net cash provided by operating activities	509,665	315,553	156,015

INVESTING ACTIVITIES:
Purchase of investments	(922,163)	(196,308)	(173,904)
Maturity of investments	432,184	218,555	57,854
Purchase of shares held by noncontrolling interests	—	(154,034)	(76,058)
Additions to property and equipment	(15,106)	(18,322)	(15,949)
Acquisitions and other equity investments, net of cash acquired	(1,500)	(599)	(14,580)
Proceeds from redemption of equity investment in pricelinemortgage.com	8,921	—	—
Realized loss on foreign currency forward contracts	(5,025)	—	—
Change in restricted cash	1,229	(1,197)	1,138
Net cash used in investing activities	(501,460)	(151,905)	(221,499)

FINANCING ACTIVITIES:
Payments related to conversion of senior notes	(197,122)	(176,943)	—
Repurchase of common stock	(17,415)	(4,449)	(2,638)
Proceeds from exercise of stock options	43,428	5,507	19,820
Payment of debt issuance costs	—	—	(1,334)
Excess tax benefit from stock-based compensation	2,149	7,037	3,597
Net cash (used in) provided by financing activities	(168,960)	(168,848)	19,445

Effect of exchange rate changes on cash and cash equivalents	(1,654)	(15,609)	7,821
Net decrease in cash and cash equivalents	(162,409)	(20,809)	(38,218)
Cash and cash equivalents, beginning of period	364,550	385,359	423,577
Cash and cash equivalents, end of period	$202,141	$364,550	$385,359

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$95,512	$66,948	$31,550
Cash paid during the period for interest	$4,448	$6,353	$7,542

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

2.                                       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The Company’s Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, including without limitation, priceline.com International Ltd. (“priceline.com International”), Booking.com B.V., Booking.com Limited, priceline.com Europe Ltd, and priceline.com Mauritius Company Limited (formerly known as Agoda Company, Ltd.) (“Agoda”).  All intercompany accounts and transactions have been eliminated in consolidation.  Investments in affiliates in which the Company does not have control, but has the ability to exercise significant influence, are accounted for by the equity method.

Subsequent Events — The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the time that it filed its financial statements on February 18, 2010.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto.  Actual results may differ significantly from those estimates.  The significant estimates underlying the Company’s Consolidated Financial Statements relate to, among other things, the Company’s deferred tax valuation allowance, the Company’s accounting for state and local “hotel occupancy” taxes, stock-based compensation, the Company’s allowance for doubtful accounts, and the valuation of goodwill and long-lived assets and intangibles.

Fair Value of Financial Instruments — The Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and deferred merchant bookings, are carried at cost which approximates their fair value because of the short-term nature of these financial instruments.  See Notes 6 and 12 for information on fair value for investments, derivatives and the Company’s outstanding Convertible Senior Notes.

Cash and Cash Equivalents — Cash and cash equivalents consists primarily of cash and highly liquid investment grade securities with an original maturity of three months or less.

Restricted Cash — Restricted cash at December 31, 2009 and 2008 collateralizes office leases and supplier obligations.

Investments — The Company has classified its investments as available-for-sale securities.  These securities are carried at estimated fair value with the aggregate unrealized gains and losses related to these investments, net of taxes, reflected as a part of “Accumulated other comprehensive loss” within stockholders’ equity.

The fair value of the investments is based on the specific quoted market price of the securities or comparable securities at the balance sheet dates.  Investments in debt securities are considered to be impaired when a decline in fair value is judged to be other than temporary because the Company either intends to sell or it is more-likely-than not that it will have to sell the impaired security before recovery.  Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established. If the Company does not intend to sell the debt security, but it is probable that the Company will not collect all amounts due, then only the impairment due to the credit risk would be recognized in earnings and the remaining amount of the impairment would be recognized in “Accumulated other comprehensive loss” within stockholders’ equity. The marketable securities are presented as current assets on the Company’s Consolidated Balance Sheets, if they are available to meet the short-term working capital needs of the Company.  Investments with a maturity date greater than one year from the balance sheet date are classified as long-term investments.  See Notes 5 and 6 for further detail of investments.

Property and Equipment — Property and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation and amortization of property and equipment is computed on a straight-line basis over the estimated useful lives of the assets or, when applicable, the life of the lease, whichever is shorter.

Goodwill — The Company accounts for acquired businesses using the purchase method of accounting which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values.  Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.  The Company’s Consolidated Financial Statements reflect an acquired business starting at the date of the acquisition.

Goodwill is not subject to amortization and is reviewed at least annually for impairment, or earlier if an event occurs or circumstances change and there is an indication of impairment.  The Company tests goodwill at a reporting unit level.  The fair value of the reporting unit is compared to its carrying value, including goodwill.  Fair values are determined based on discounted cash flows, market multiples or appraised values and are based on market participant assumptions.  An impairment is recorded to the extent that the implied fair value of goodwill is less than the carrying value of goodwill. See Note 10 for further information.

Impairment of Long-Lived Assets and Intangible Assets — The Company reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  The assessment of possible impairment is based upon the Company’s ability to recover the carrying value of the assets from the estimated undiscounted future net cash flows, before interest and taxes, of the related operations.  The amount of impairment loss, if any, is measured as the excess of the carrying value of the asset over the present value of estimated future cash flows, using a discount rate commensurate with the risks involved and based on assumptions representative of market participants.

Software Capitalization — Certain direct development costs associated with internal-use software are capitalized and include external direct costs of services and payroll costs for employees devoting time to the software projects principally related to software coding, designing system interfaces and installation and testing of the software.  These costs are recorded as property and equipment and are generally amortized over a period of three to five years beginning when the asset is substantially ready for use. Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred.

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

Merchant Price-Disclosed Hotel Service:  Merchant revenues for the Company’s merchant price-disclosed hotel service are derived from transactions where its customers purchase hotel room reservations from hotel suppliers at disclosed rates which are subject to contractual arrangements.  Charges are billed to customers at the time of booking and are included in deferred merchant bookings until the customer completes the stay.  Such amounts are generally refundable upon cancellation prior to stay, subject to cancellation penalties in certain cases.  Merchant revenues and accounts payable to the hotel supplier are recognized at the conclusion of the customer’s stay at the hotel.  The Company records the difference between the selling price and the cost of the hotel room reservation as merchant revenue.

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

Advertising-Offline — Advertising-offline expenses are comprised primarily of costs of domestic television, print, and radio advertising, agency fees, the cost for creative talent and production cost for television, print, and radio advertising.  The Company expenses the production costs of advertising the first time the advertising takes place.

Advertising-Online — Advertising-online expenses consist primarily of keyword searches, affiliate programs, banners, pop-ups, and email campaigns and are recognized as expense as the advertisements take place.  Included in “accrued expenses and other current liabilities” on the Consolidated Balance Sheets are accrued online advertising liabilities of $46.4 million and $19.0 million at December 31, 2009 and 2008, respectively.

Sales and Marketing — Sales and marketing expenses are comprised primarily of credit card processing fees associated with merchant transactions, fees paid to third-party service providers that operate the Company’s call centers for its priceline.com business, provisions for credit card charge-backs and provisions for bad debts primarily related to agency hotel commission receivables, all of which are expensed as incurred.

Personnel — Personnel expenses consist of compensation to the Company’s personnel, including salaries, bonuses, payroll taxes, employee health insurance and other benefits, and stock based compensation.  Included in “Accrued expenses and other current liabilities” on the Consolidated Balance Sheets are accrued compensation liabilities of $37.8 million and $29.4 million at December 31, 2009 and 2008, respectively.

Stock-Based Compensation — The cost of stock-based transactions are recognized in the financial statements based upon fair value.  The fair value of restricted stock, performance share units and restricted stock units is determined based on the number of units or shares, as applicable, granted and the quoted price of the Company’s common stock as of the grant date.  Stock-based compensation related to performance share units reflects the estimated probable outcome at the end of the performance period.  The fair value of stock options is determined as of the grant date using the Black-Scholes valuation model.  Fair value is recognized as expense on a straight line basis, net of estimated forfeitures, over the employee requisite service period.

The fair value at grant date for restricted stock units with a market condition is estimated, based on the complexity of the award, using both closed-form models and lattice models.  All compensation cost for an award that has a market condition is recognized as stock based compensation cost if the requisite service period is fulfilled, even if the market condition is never satisfied.

The benefits of tax deductions in excess of recognized compensation costs are reported as financing cash flows, but only when such excess tax benefits are realized by a reduction to current taxes payable.  See Note 4 for further information on stock-based awards.

Information Technology — Information technology expenses are comprised primarily of outsourced data center costs, system maintenance and software license fees, data communications and other expenses associated with operating the Company’s Internet sites and payments to outside contractors. Such costs are expensed as incurred.

Income Taxes — The Company accounts for income taxes under the asset and liability method.  The Company records the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported on the Consolidated Balance Sheets, as well as operating loss and tax credit carryforwards.  Deferred taxes are classified as current or noncurrent based on the balance sheet classification of the related assets and liabilities.

The Company records deferred tax assets to the extent it believes these assets will more likely than not be realized.  The Company follows specific and detailed guidelines in each tax jurisdiction regarding the recoverability of any tax asset recorded and provides valuation allowances as required.  The Company regularly reviews its deferred tax assets for recoverability considering historical profitability, projected future taxable income, the expected timing of the reversals of existing temporary differences, the carryforward periods available for tax reporting purposes, and tax planning strategies.  A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.  The ultimate realization of deferred tax assets depends on the generation of future taxable income during the period in which related temporary differences become deductible.  In determining the future tax consequences of events that have been recognized in the financial statements or tax returns, significant judgments, estimates, and interpretation of statutes are required.

Deferred taxes are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date of such change.

Income taxes are not accrued for unremitted earnings of international operations that have been or are intended to be reinvested indefinitely.

The Company recognizes liabilities when it believes that uncertain positions may not be fully sustained upon review by the tax authorities.  Liabilities recognized for uncertain tax positions are based on a two step approach for recognition and measurement.  First, the Company evaluates the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit based on its technical merits.  Secondly, the Company measures the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.  Interest and penalties attributable to uncertain tax positions, if any, are recognized as a component of income tax expense.  See Note 16 for further details on income taxes.

Segment Reporting — The Company operates and manages its business as a single reportable unit.  Operating segments that have similar economic chacteristics are aggregated.  For geographic related information, see Note 19 to the Company’s Consolidated Financial Statements.

Foreign Currency Translation — The functional currency of the Company’s foreign subsidiaries is generally their respective local currency.  Assets and liabilities are translated into U.S. dollars at the rate of exchange existing at the balance sheet date.  Income statement amounts are translated at average monthly exchange rates applicable for the period.  Translation gains and losses are included as a component of “Accumulated other comprehensive loss” on the Company’s Consolidated Balance Sheets.  Foreign currency transaction gains and losses are included in “Foreign currency transactions and other” in the Company’s Consolidated Statements of Operations.

Derivative Financial Instruments — As a result of the Company’s international operations, it is exposed to various market risks that may affect its consolidated results of operations, cash flow and financial position.  These market risks include, but are not limited to, fluctuations in currency exchange rates.  The Company’s primary foreign currency exposures are in Euros and British Pound Sterling, in which it conducts a significant portion of its business activities.  As a result, the Company faces exposure to adverse movements in currency exchange rates as the financial results of its international operations are translated from local currency into U.S. Dollars upon consolidation.  Additionally, foreign exchange rate fluctuations on transactions denominated in currencies other than the functional currency result in gains and losses that are reflected in income.

The Company may enter into derivative instruments to hedge certain net exposures of nonfunctional currency denominated assets and liabilities and the volatility associated with translating foreign earnings into U.S. Dollars, even though it does not elect to apply hedge accounting or hedge accounting does not apply.  Gains and losses resulting from a change in fair value for these derivatives are reflected in income in the period in which the change occurs and are recognized on the Consolidated Statements of Operations in “Foreign currency transactions and other.”  Cash flows related to these contracts are classified within “Net cash provided by operating activities” on the cash flow statement.

The Company also utilizes derivative instruments to hedge the impact of changes in currency exchange rates on the net assets of its foreign subsidiaries.  These instruments are designated as net investment hedges.  Hedge ineffectiveness is assessed and measured based on changes in forward exchange rates.  The Company records gains and losses on these derivative instruments as currency translation adjustments, which offset a portion of the translation adjustments related to the foreign subsidiary’s net assets.  Gains and losses are recognized on the Consolidated Balance Sheet in “Accumulated other comprehensive loss” and will be realized upon a partial sale or liquidation of the investment.  The Company formally documents all derivatives designated as hedging instruments for accounting purposes, both at hedge inception and on an on-going basis.  These net investment hedges expose the Company to liquidity risk as the derivatives have an immediate cash flow impact upon maturity, which is not offset by the translation of the underlying hedged equity.  The cash flows from these contracts are classified within “Net cash used in investing activities” on the cash flow statement.

The Company does not use financial instruments for trading or speculative purposes.  The Company recognizes all derivative instruments on the balance sheet at fair value and its derivative instruments are generally short-term in duration.  The derivative instruments do not contain leverage features.

The Company is exposed to the risk that counterparties to derivative contracts may fail to meet their contractual obligations.  The Company regularly reviews its credit exposure as well as assessing the creditworthiness of its counterparties.  See Note 6 for further detail on derivatives.

Recent Accounting Pronouncements: Accounting Standards Codification™

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance on its Accounting Standards Codification™ (“ASC” or “Codification”) and the hierarchy of U.S. GAAP.  Effective July 1, 2009, the FASB launched the Codification which became effective for all interim and annual periods ending after September 15, 2009.  Now effective, the Codification is the single official source of authoritative, nongovernmental U.S. GAAP and supersedes all previously issued non-SEC accounting and reporting standards.  The Codification as launched did not change U.S. GAAP but organized the accounting literature by topical areas in a user-friendly online research system.  The Codification also includes relevant SEC guidance organized using the same topical structure.  Specific changes that modify the Codification are communicated by the FASB by the issuance of an Accounting Standard Update (“ASU”).  During 2009 and early 2010, the FASB issued several ASUs that mostly entailed technical corrections to existing guidance or affected guidance to specialized industries or entities.  With the exception of the 2010 accounting update that requires additional disclosure on fair value measurements, none of the ASUs issued to date is expected to have an impact on the Company.

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

The impact on financial statement presentation for the Company is summarized in the tables below.  See Note 12 for further information concerning the impact on our convertible debt for adopting this standard.

Adjustments Related to Retrospective Adoption of New Accounting Pronouncements — Certain prior year amounts in the Company’s Consolidated Financial Statements have been adjusted to reflect the retrospective adoption of the two new accounting standards described above.  The impacts on the Consolidated Balance Sheet as of December 31, 2008, the Consolidated Statements of Operations for the years ended December 31, 2008 and 2007, and the Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007 are summarized below:

Consolidated Balance Sheet as of December 31, 2008 (in thousands)

Financial statement line	As Previously Reported	Adjustments Convertible Debt	Adjustments Noncontrolling Interests	As Adjusted
Deferred income taxes(1)	$42,082	$(29,940)	$—	$12,142
Total current assets	623,839	(29,940)	—	593,899
Other assets(2)	16,685	(1,616)	—	15,069
Total assets	1,343,977	(31,556)	—	1,312,421
Convertible debt(1)	392,985	(75,075)	—	317,910
Total current liabilities	546,652	(75,075)	—	471,577
Total liabilities	613,595	(75,075)	—	538,520
Convertible debt(3)	—	75,075	—	75,075
Additional paid in capital(3)	2,177,000	(444)	—	2,176,556
Accumulated deficit(4)	(913,033)	(31,112)	—	(944,145)
Total stockholders’ equity	730,382	(31,556)	—	698,826
Total liabilities and stockholders’ equity	1,343,977	(31,556)	—	1,312,421

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

(3)          Upon retrospective application, the Company increased additional paid-in capital by $88.8 million net of tax which represents the estimated equity component of the Company’s convertible notes, and decreased additional paid-in capital by $3.6 million for the deferred financing costs allocated to the equity component.  Since all of the notes were convertible at December 31, 2008 at the option of the holder, and the terms of the notes require that the principal amount be settled in cash, the Company reclassified $75.1 million from permanent equity to mezzanine (reported as “Convertible debt” between total liabilities and stockholders’ equity).  The impact of debt conversions during 2008 resulted in a net decrease to additional paid-in capital of $10.6 million.

(4)          The adoption resulted in an increase in non-cash interest expense of $26.1 million ($15.5 million net of tax), $28.2 million ($16.6 million net of tax), and $5.4 million ($3.2 million net of tax) for the years ended December 31, 2008, 2007 and 2006, respectively.  In addition, adoption resulted in an after-tax gain of $3.6 million for 2008 debt conversions and an after-tax reversal of $0.6 million for a portion of deferred financing costs originally written off in 2008 upon debt conversion.

Consolidated Statement of Operations for the Year Ended December 31, 2008

(in thousands, except per share data)

Financial statement line	As Previously Reported	Adjustments Convertible Debt	Adjustments Noncontrolling Interests	As Adjusted
Interest expense(1)	$(9,375)	$(25,478)	$—	$(34,853)
Foreign currency transactions and other(2)	3,810	6,014	—	9,824
Total other income (expense) (2)	6,095	(19,464)	—	(13,369)
Income tax (expense) benefit	(98,408)	8,237	—	(90,171)
Equity in loss of investees and income attributable to minority interests(3)	(3,688)	—	3,378	(310)
Net income(1) (2)(3)	193,473	(11,227)	3,378	185,624
Net income attributable to noncontrolling interests(3)	—	—	3,378	3,378
Net income applicable to common stockholders of priceline.com Inc.	193,473	(11,227)	—	182,246
Net income applicable to common stockholders per basic common share	$4.92	$(0.28)	$—	$4.64
Net income applicable to common stockholders per diluted common share	$3.98	$(0.24)	$—	$3.74

(1)          Interest expense was $25.5 million higher due to amortization of debt discount of $26.7 million, partially offset by lower amortization of debt issuance costs of $0.6 million and the reversal of a portion of debt issuance costs written off on conversions of $0.6 million.  As a result, net income decreased by $11.2 million.

(2)          Includes a gain of $6.0 million ($3.6 million after tax) on debt conversions recorded in “Foreign currency transactions and other”.

(3)          The adoption of the new accounting standard for noncontrolling interests resulted in a change in the presentation on the Consolidated Statement of Operations.

Consolidated Statement of Operations for the Year Ended December 31, 2007

(in thousands, except per share data)

Financial statement line	As Previously Reported	Adjustments Convertible Debt	Adjustments Noncontrolling Interests	As Adjusted
Interest expense(1)	$(10,412)	$(28,162)	$—	$(38,574)
Total other income (expense)	12,088	(28,162)	—	(16,074)
Income tax (expense) benefit	12,059	11,478	—	23,537
Equity in loss of investees and income attributable to minority interests(2)	(5,000)	—	4,679	(321)
Net income(1)(2)	157,082	(16,684)	4,679	145,077
Net income attributable to noncontrolling interests(2)	—	—	4,679	4,679
Net income applicable to common stockholders of priceline.com Inc.	155,527	(16,684)	—	138,843
Net income applicable to common stockholders per basic common share	$4.13	$(0.44)	$—	$3.69
Net income applicable to common stockholders per diluted common share	$3.42	$(0.37)	$—	$3.05

(1)   Interest expense was $28.2 million higher due to amortization of debt discount of $28.8 million, partially offset by lower amortization of debt issuance costs of $0.6 million.  As a result, net income decreased by $16.7 million.

(2)   The adoption of the new accounting standard for noncontrolling interests resulted in a change in the presentation on the Consolidated Statement of Operations.

Consolidated Statement of Cash Flows for Year Ended December 31, 2008 (in thousands)

Financial statement line	As Previously Reported	Adjustments Convertible Debt	Adjustments Noncontrolling Interests	As Adjusted
Net income	$193,473	$(11,227)	$3,378	$185,624
Deferred income taxes	28,136	(8,237)	—	19,899
Amortization of debt issuance costs	3,716	(1,191)	—	2,525
Amortization of debt discount	—	26,669	—	26,669
Gain on extinguishment of debt	—	(6,014)	—	(6,014)
Equity in loss of investees and income attributable to minority interests	3,688	—	(3,378)	310
Net cash provided by operating activities(1)	315,553	—	—	315,553

Consolidated Statement of Cash Flows for Year Ended December 31, 2007 (in thousands)

Financial statement line	As Previously Reported	Adjustments Convertible Debt	Adjustments Noncontrolling Interests	As Adjusted
Net income	$157,082	$(16,684)	$4,679	$145,077
Deferred income taxes	(47,963)	(11,478)	—	(59,441	)(1)
Amortization of debt issuance costs	3,201	(621)	—	2,580
Amortization of debt discount	—	28,783	—	28,783
Equity in loss of investees and income attributable to minority interests	5,000	—	(4,679)	321
Net cash provided by operating activities(2)	156,015	—	—	156,015

(1)   Includes a reversal of a valuation allowance on deferred tax assets of $47.9 million.

(2)   There is no overall impact on the Company’s actual past or future total operating, investing, or financing cash flows.  However, certain amounts within “Net cash provided by operating activities” on the Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007 have been reclassified to conform to the presentation under these accounting pronouncements.

Accounting guidance requires that redeemable noncontrolling interests be stated at fair value and reported as mezzanine (temporary equity) on the balance sheet on a retrospective basis for presentation purposes.  Although this accounting standard had no impact on the Company’s Consolidated Balance Sheets, since the noncontrolling interests were repurchased prior to December 31, 2008, it does require the Company to reflect the impact of fair value adjustments on equity. The fair value increase at December 31, 2006 and 2007 resulted in a decrease to additional paid in capital of $40.2 million and $37.2 million, respectively. In 2008, the Company reversed these fair value adjustments amounting to $77.4 million upon redemption of the remaining shares of noncontrolling interests.  See Note 15 for further information on noncontrolling interests.  A reconciliation of the change in the estimated fair value of redeemable noncontrolling interests for the years ended December 31, 2008 and 2007 is as follows (in thousands):

	2008	2007

Balance, beginning of the year	$94,478	$62,740
Net income attributable to noncontrolling interests	3,378	4,679
Stock based awards for noncontrolling interests	57	1,034
Purchase of subsidiary shares from noncontrolling interests	(154,034)	(76,058)
Increase in redemption value	55,786	99,483
Currency translation adjustments	335	2,600
Balance, end of the year	$—	$94,478

Other Recent Accounting Pronouncements — In November 2008, the FASB ratified a proposal that clarifies the accounting for certain transactions and impairment considerations involving entities that acquire or hold investments accounted for under the equity method.  This accounting guidance is applied on a prospective basis.  The adoption of this standard on January 1, 2009 did not have an impact on the Company’s Consolidated Financial Statements.

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

On January 1, 2009, the Company adopted a new accounting standard which provides new disclosure requirements for an entity’s derivative instruments and hedging activities.  See Note 6 for disclosures about the Company’s derivative instruments.

On January 1, 2008, the Company adopted certain provisions of a new accounting standard which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements.  On January 1, 2009, the Company adopted the remaining provisions of this accounting standard as it relates to nonfinancial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis.  In April 2009, the FASB issued further clarification for determining fair value when the volume and level of activity for an asset or liability had significantly decreased and for identifying transactions that were not conducted in an orderly market.  This clarification of the accounting standard is effective for interim reporting periods after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this clarification of the standard effective for the three months ended March 31, 2009.  The adoption of the provisions of this new standard did not materially impact the Company’s Consolidated Financial Statements.  In January 2010, the accounting requirements for fair value measurements were modified to provide disclosures about transfers into and out of Levels 1 and 2, separate detail of activity relating to Level 3 measurements, and disclosure by class of asset and liability as opposed to disclosure by the major category of assets and liabilities, which was often interpreted as a line item on the balance sheet.  The accounting guidance also clarifies for Level 2 and Level 3 measurements that a description of the valuation techniques and inputs used to measure fair value and a discussion of changes in valuation techniques or inputs, if any, are required for both recurring and nonrecurring fair value measurements.  If the guidance issued in January 2010 is not adopted early, it is effective for the first reporting period, including interim periods, beginning after December 15, 2009, except for the requirement to provide detail activity of Level 3 measurements, which will be effective beginning after December 15, 2010.  The Company will adopt this 2010 guidance effective with the three months ended March 31, 2010.  See Note 6 for information on fair value measurements.

In April 2009, the FASB extended the fair value disclosures currently required on an annual basis for financial instruments to interim reporting periods.  This accounting guidance also requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods.  These new disclosures are effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company adopted the new disclosure requirements effective for the three months ended March 31, 2009.  See Notes 6 and 12 for information on the fair value of financial instruments.

In April 2009, the FASB issued new accounting guidance related to other-than-temporary impairments that applies only to debt securities and shifts the focus from an entity’s intent and ability to hold until recovery to its intent to sell.  If an entity intends to sell, or it is more-likely-than not that it will have to sell, impaired securities before recovery, the adjustment to fair value would be recognized through earnings.  If an entity does not intend to sell the impaired debt security but it is probable that the entity will not collect all amounts due, then only the impairment due to credit risk would be recognized in earnings and the remaining amount of the impairment would be recognized in equity, in other comprehensive income but separately disclosed from other gains or losses on available-for-sale securities.  The non-credit risk portion of the impairment for held-to-maturity securities will be amortized prospectively over the remaining life of the security.  This change in accounting is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and applies to existing and new investments held as of the beginning of the interim period in which it is adopted.  The adoption of this standard, effective with the three months ended March 31, 2009, did not have an impact on the Company’s Consolidated Financial Statements.

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

In July 2009, the FASB ratified a proposal which deals with the accounting for own share lending agreements contemplated with the issuance of convertible debt.  This new accounting guidance applies to equity classified arrangements and requires: (1) the share lender to record the fair value of the arrangement as issuance cost and to amortize the cost to interest expense over the duration of the arrangement; (2) to record a loss equal to the fair value of the shares if it is probable that the shares will not be returned or the share borrower will be unable to pay for the unreturned shares; and (3) to exclude from earnings per share calculations the loaned shares, unless there is an actual default.  Additionally, the accounting requirements include certain disclosures about the arrangement.  This accounting treatment is effective for new arrangements entered into in periods beginning on or after July 15, 2009.  For all other share-lending arrangements, this accounting requirement is effective for fiscal years and interim periods within those years, beginning on or after December 15, 2009, with retrospective application for arrangements outstanding on the effective date.  Since the Company does not currently have any share lending arrangements, this accounting guidance did not have an impact on the Company’s Consolidated Financial Statements.

In April 2008, the FASB issued guidance on determining the useful life of acquired intangible assets.  The new guidance removed the requirement to consider whether an intangible asset can be renewed without substantial cost of material modifications to the existing terms and conditions and, instead, required an entity to consider its own historical experience in renewing similar arrangements.  This accounting guidance also expanded disclosure related to the determination of intangible asset useful lives.  The accounting guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and may impact any intangible assets the Company acquires in future transactions.

In June 2008, the FASB ratified a proposal that addressed the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock.  This accounting guidance is effective for years beginning after December 15, 2008.  The adoption of this standard on January 1, 2009 did not have an impact on the Company’s Consolidated Financial Statements.

In December 2008, accounting guidance was issued for accounting for defensive intangible assets.  A defensive asset is an acquired intangible asset where the acquirer has no intention of using, or intends to discontinue use of, the intangible asset but holds it to prevent competitors from obtaining any benefit from it.  The acquired defensive asset is treated as a separate unit of accounting and the useful life assigned is based on the period during which the asset will diminish in value.  This accounting guidance is effective for fiscal years beginning on or after December 15, 2008.  The adoption of this standard may change the Company’s accounting treatment for future business combinations.

In May 2008, the FASB issued an accounting standard which identified the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with U.S. generally accepted accounting principles.  This standard was effective November 15, 2008.  The adoption of this statement did not result in a change in the Company’s current practices.

In February 2007, the FASB issued a new accounting standard which permitted companies to choose to measure many financial instruments and certain other items at fair value.  This standard required unrealized gains and losses to be included in earnings for items reported under the fair value option.  This standard was effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company did not elect the fair value option.

3.             BUSINESS ACQUISITIONS

On November 6, 2007, the Company and a newly-formed, indirect wholly-owned subsidiary of the Company, acquired 100% of the total issued share capital of priceline.com Mauritius Company Limited (formerly known as Agoda Company, Ltd.) (“Agoda”) and AGIP LLC.  The purchase price for the acquisition, including acquisition costs, consists of an initial purchase price payable by the Company in cash of approximately $16 million and up to an additional $141.6 million in cash, which is payable by the Company if Agoda achieves the maximum “gross bookings” and earnings targets from January 1, 2008 through December 31, 2010.  Assets acquired totaled $13.7 million and consisted principally of cash, accounts receivable and intangible assets.  Liabilities assumed totaled approximately $13.1 million and consisted of accounts payable, accrued expenses, deferred merchant bookings and deferred taxes.  Goodwill resulting from the acquisition amounted to approximately $16.0 million. The contingent consideration, if any, will be recorded to goodwill as an additional purchase price adjustment when the contingency is resolved.

On December 21, 2007, the Company acquired 100% of the total issued share capital of an online advertising company for approximately $4.1 million in cash, including acquisition costs.  Assets acquired totaled $2.6 million and consisted principally of cash, accounts receivable and intangible assets.  Liabilities assumed totaled approximately $0.6 million and consisted of accounts payable, accrued expenses, and deferred taxes.  Goodwill resulting from the acquisition amounted to approximately $3.9 million.  The Company could be required to pay additional cash if the online advertising company achieves certain specified financial targets in each year over a three year period commencing January 1, 2008.  The contingent cash consideration is calculated based on a formula applied to operating results and can range from zero to $3.8 million in each year.  Based upon 2009 and 2008 results, the Company recorded a liability and increased goodwill by $2.5 million and $1.5 million in December 2009 and December 2008, respectively, to reflect this purchase price adjustment.

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

Stock-based compensation issued under the plans generally consists of restricted stock units, performance share units, restricted stock and non-qualified stock options.  Stock options are granted to employees at exercise prices equal to the fair value of the common stock at the date of grant and have a term of 10 years.  Generally, stock option grants to employees vest over three years from the grant date.  Restricted stock, performance share units and restricted stock units generally vest over periods from 1 to 4 years.  The Company issues new shares of common stock upon the issuance of restricted stock, the exercise of stock options and the vesting of restricted stock units and performance share units.

Stock-based compensation cost was approximately $40.7 million, $40.5 million and $16.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.  Included in the stock-based compensation cost are approximately $1.1 million, $0.9 million, and $0.8 million for grants to non-employee directors for the years ended December 31, 2009, 2008, and 2007, respectively.  The related tax benefit is $4.9 million, $6.3 million and $5.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.  Also included in the above amounts for the years ended December 31, 2008 and 2007 are stock-based compensation and related tax benefits for restricted stock and restricted stock units related to shares of priceline.com International.

The following table summarizes stock option activity during the year ended December 31, 2009:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)

Outstanding at December 31, 2008	1,625,744	$85.55	3.2	$55,753
Exercised	(675,605)	$64.28
Forfeited/Expired	(29,840)	$386.43
Outstanding at December 31, 2009	920,299	$91.41	2.4	$132,519

No stock options were granted during the years ended December 31, 2009, 2008 or 2007.  The intrinsic value of stock options exercised was approximately $61.9 million, $23.2 million and $46.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.  As of December 31, 2008, all stock options were fully vested and exercisable.

The following table summarizes the activity of unvested restricted stock units (including 2009 grants that contained both service and market conditions), performance share units and restricted stock during the years ended December 31, 2007, 2008 and 2009:

Share-Based Awards	Shares	Weighted Average Grant Date Fair Value

Unvested at December 31, 2006	889,751	$24.52

Granted	520,090	$78.22
Vested	(151,992)	$23.37
Performance Shares Adjustment	381,440	$101.51
Forfeited	(42,133)	$29.44
Unvested at December 31, 2007	1,597,156	$60.37

Granted	292,812	$109.44
Vested	(164,893)	$28.23
Performance Shares Adjustment	211,337	$114.67
Forfeited	(134,262)	$105.00
Unvested at December 31, 2008	1,802,150	$74.33

Granted	353,932	$79.63
Vested	(578,730)	$29.16
Performance Shares Adjustment	(56,254)	$119.65
Forfeited	(32,244)	$102.65
Unvested at December 31, 2009	1,488,854	$90.82

The Company granted 306,746, 292,812 and 520,090 restricted shares, performance share units and restricted stock units during the years ended December 31, 2009, 2008 and 2007, respectively, with an aggregate grant-date fair value of approximately $25.8 million, $32.0 million and $40.7 million, respectively.  During the years ended December 31, 2009, 2008 and 2007, respectively, 578,730, 164,893 and 151,992 shares of share-based awards vested with total grant date fair values of $16.9 million, $4.7 million and $3.6 million, respectively.

Additionally, in 2009, the Company granted an aggregate of 47,186 restricted stock units to certain executives.  The restricted stock units will be forfeited if the Company’s common stock does not achieve and maintain certain stock price thresholds during the six month period preceding the March 2012 vesting date.  If during such six month period the Company’s common stock closes at or above the stock price of $97.05, $104.69, or $113.03 for twenty (20) consecutive trading days, 50%, 75% or 100%, respectively, of the RSUs will be earned pursuant to the market price requirement.  Subject to certain exceptions related to a change in control and terminations other than for “cause,” or on account of death or disability, the executives must also continue their service through March 3, 2012 in order to receive any shares of the Company’s common stock.  The RSUs earned, if any, are payable in the Company’s common stock upon vesting.  Stock-based compensation expense related to an award with a market condition is recognized over the requisite service period regardless of whether the market condition is satisfied, provided that the requisite service period has been completed. The value of the Company’s stock on the date of grant was $82.65 per share.  The Company considered the “path dependent” nature of the RSUs and determined the grant date fair value by replicating the payout structure of the RSUs using a series of call options and cash-or-nothing binary call options.  Cash-or-nothing binary call options provide the holder with the right to receive the strike price if the stock price exceeds the strike price as of the expiration date.  The fair value calculation included the following assumptions:  a 1.36% annualized risk-free interest rate, a calculated three year historical volatility of 55.95%, no dividends, and an expected term equal to the three year vesting period.  The award had a total grant date fair value of $2.4 million based on a grant date fair value of $51.11 per share.  The fair value of a grant subject to a market condition is generally lower than an award with only a service condition for vesting since the market condition may never be met.

As of December 31, 2009, there is $53.4 million of total future compensation cost related to unvested Share-Based Awards to be recognized over a weighted-average period of 1.6 years.

Stock-based compensation for performance share units is recorded based on the estimated probable outcome if the Company, and with respect to certain grants, its subsidiaries, priceline.com International and Agoda, achieve certain financial goals at the end of the performance period.  The actual number of shares to be issued will be determined upon completion of the performance period, assuming there is no accelerated vesting for, among other things, a termination of employment under certain circumstances, or a change in control.

2008 Grants

During the year ended December 31, 2008, stock based awards included grants of 183,067 performance share units at an average grant date fair value of $114.11 per share.  The actual number of shares will be determined in 2012 upon completion of the performance period.

At December 31, 2009 and 2008, there were 167,259 and 176,459 unvested performance share units outstanding, net of actual forfeitures and vesting, respectively.  During the years ended December 31, 2009 and 2008, the number of estimated probable shares to be issued at the end of the performance period decreased by 57,586 shares and increased by 120,027 shares, respectively.

As of December 31, 2009, the estimated number of probable shares to be issued is a total of 212,014 shares.  If the maximum performance thresholds are met at the end of the performance period, a maximum number of 452,438 total shares could be issued.

2007 Grants

During the year ended December 31, 2007, stock based awards included grants of 276,100 performance share units at an average grant date fair value of $97.63 per share.  The actual number of shares issued will be determined in 2011 upon completion of the performance period.

At December 31, 2009, 2008 and 2007, there were 238,582 shares, 240,082 shares, and 276,110 shares of unvested performance share units outstanding, net of actual forfeitures and vesting, respectively.  During the years ended December 31, 2009, 2008 and 2007, the number of estimated probable shares to be issued at the end of the performance period increased by 1,332 shares, 91,310 shares and 381,440 shares, respectively.

As of December 31, 2009, the estimated number of probable shares to be issued is a total of 638,664 shares.  If the maximum performance thresholds are met at the end of the performance period, a maximum number of 654,688 total shares could be issued.

5.             INVESTMENTS

The following table summarizes, by major security type, the Company’s short-term investments as of December 31, 2009 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value

Foreign government securities	$397,012	$94	$(35)	$397,071
U.S. government securities	200,940	56	(53)	200,943

Total	$597,952	$150	$(88)	$598,014

Long-term investments amounting to $0.4 million and $0.2 million as of December 31, 2009 and 2008, respectively, comprised of corporate notes with a maturity date greater than one year, are included in “Other assets” on the Company’s Consolidated Balance Sheets.  During the year ended December 31, 2008, the Company recorded an other-than-temporary impairment in the value of a corporate note included in long-term investments in the amount of $0.8 million.  The loss is recorded in “Foreign currency transactions and other” in the Company’s Consolidated Statement of Operations.  There were no material realized gains or losses related to investments for the years ended December 31, 2009, 2008 and 2007.

The following table summarizes, by major security type, the Company’s short-term investments as of December 31, 2008 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value

Foreign government securities	$64,027	$—	$(23)	$64,004
U.S. government securities	33,391	102	—	33,493
Corporate debt securities	1,392	—	(1)	1,391

Total	$98,810	$102	$(24)	$98,888

6.             FAIR VALUE MEASUREMENTS

Financial assets carried at fair value as of December 31, 2009 are classified in the table below in the categories described below (in thousands):

	Level 1	Level 2	Total
Short-term investments	$598,014	$—	$598,014
Long-term investments	—	359	359
Foreign exchange derivative assets	—	8,047	8,047
Total assets at fair value	$598,014	$8,406	$606,420

Financial assets carried at fair value as of December 31, 2008 are classified in the table below in the categories described below (in thousands):

	Level 1	Level 2	Total
Short-term investments	$97,497	$1,391	$98,888
Long-term investments	—	206	206
Foreign exchange derivative assets	—	7,490	7,490
Total assets at fair value	$97,497	$9,087	$106,584

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

Fair values for investments in U.S. Treasury and foreign government securities are considered “Level 1” valuations because the Company has access to quoted prices in active markets as of the measurement date.   Fair values for other investments are considered “Level 2” instrument valuations because they are obtained from professional pricing sources for these or comparable instruments, rather than direct observation of quoted prices in active markets.  As of December 31, 2009 and 2008, the Company did not have any “Level 3” assets or liabilities without observable market values that would require a high level of judgment to determine fair value. The Company’s derivative instruments are valued using pricing models. Pricing models take into account the contract terms as well as multiple inputs where applicable, such as interest rate yield curves, option volatility and currency rates. The Company’s derivative instruments are typically short-term in nature.

As of December 31, 2009 and 2008, the carrying value of the Company’s cash and cash equivalents approximated their fair value and consisted primarily of U.S. Treasury money market funds, foreign government securities and bank deposits.  Other financial assets and liabilities, including restricted cash, accounts receivable, accrued expenses and deferred merchant bookings are carried at cost which also approximates their fair value because of the short-term nature of these items.  See Note 5 for information on the carrying value of investments and Note 12 for the estimated fair value of the Company’s Senior Notes.

In the normal course of business, the Company is exposed to the impact of foreign currency fluctuations.  The Company limits these risks by following established risk management policies and procedures, including the use of derivatives.  See Note 2 for further information on our accounting policy for derivative financial instruments.

Derivatives Not Designated as Hedging Instruments — There were no derivative contracts outstanding as of December 31, 2009.  As of December 31, 2008, derivatives with a notional value of 25.0 million Euros were outstanding.  Foreign exchange losses of $2.7 million for the twelve months ended December 31, 2009 and foreign exchange gains of $4.0 million for the twelve months ended December 31, 2008 were recorded in “Foreign currency transactions and other” in the Consolidated Statements of Operations.  Foreign exchange derivative assets of $7.5 million at December 31, 2008 were recorded in “Prepaid expenses and other current assets” in the Consolidated Balance Sheet.  The settlement of derivative contracts for the year ended December 31, 2009 resulted in a net cash inflow of $5.2 million and is classified within “Net cash provided by operating activities” on the cash flow statement.

Derivatives Designated as Hedging Instruments — As of December 31, 2009, the Company has outstanding foreign currency forward contracts for 183.4 million Euros to hedge a portion of its net investment in a foreign subsidiary. These contracts are all short-term in nature. Hedge ineffectiveness is assessed and measured based on changes in forward exchange rates. Derivative assets at December 31, 2009 of $8.0 million are recorded in “Prepaid expenses and other current assets” in the Consolidated Balance Sheet. At December 31, 2009, a mark-to-market net gain after tax of $1.8 million is recorded in “Accumulated other comprehensive loss” as currency translation adjustments. A cash outflow of $5.0 million for contracts that have settled for the year ended December 31, 2009 is reported within “Net cash used in investing activities” on the cash flow statement.

7.             ACCOUNTS RECEIVABLE RESERVES

The Company records a provision for uncollectible agency commissions, principally receivables from hotels related to agency reservations. The Company also accrues for costs associated with purchases made on its websites by individuals using fraudulent credit cards and for other amounts “charged back” as a result of payment disputes. Changes in accounts receivable reserves consisted of the following (in thousands):

	For the Year Ended December 31,
	2009	2008	2007

Balance, beginning of year	$8,429	$2,309	$1,651
Provision charged to expense	3,227	13,113	4,886
Charge-offs and adjustments	(6,873)	(6,695)	(4,343)
Currency translation adjustment	240	(298)	115
Balance, end of year	$5,023	$8,429	$2,309

The decrease in the bad debt provision in 2009 was due to improved collection rates for agency commissions from hotels and a lower level of chargeback activity for Agoda. In 2008, the Company incurred $1.5 million of credit card chargebacks associated with the bankruptcy of two airline suppliers.

8.             NET INCOME PER SHARE

The Company computes basic net income per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is based upon the weighted average number of common and common equivalent shares outstanding during the period.

Common equivalent shares related to stock options, restricted stock, restricted stock units, and performance share units are calculated using the treasury stock method. Performance share units are included in the weighted average common equivalent shares based on the number of shares that would be issued if the end of the reporting period were the end of the performance period, if the result would be dilutive.

The Company’s convertible debt issues have net share settlement features requiring the Company upon conversion to settle the principal amount of the debt for cash and the conversion premium for cash or shares of the Company’s common stock. The convertible notes are included in the calculation of diluted net income per share if their inclusion is dilutive under the treasury stock method.

A reconciliation of the weighted average number of shares outstanding used in calculating diluted earnings per share is as follows (in thousands):

	For the Year Ended December 31,
	2009	2008	2007

Weighted average number of basic common shares outstanding	42,406	39,299	37,671
Weighted average dilutive stock options, restricted stock, restricted stock units and performance share units	1,336	1,689	1,478
Assumed conversion of Convertible Senior Notes	5,780	7,683	6,355
Weighted average number of diluted common and common equivalent shares outstanding	49,522	48,671	45,504
Anti-dilutive potential common shares	2,843	5,905	9,969

Anti-dilutive potential common shares for the years ended December 31, 2009, 2008 and 2007 include approximately 1.5 million shares, 4.0 million shares and 7.9 million shares, respectively, that could be issued under the Company’s convertible debt if the Company experiences substantial increases in its common stock price. Under the treasury stock method, the convertible notes will generally have a dilutive impact on net income per share if the Company’s average stock price for the period exceeds the conversion price for the convertible notes. The Company has Conversion Spread Hedges outstanding that increase the effective conversion price of the Company’s Convertible Senior Notes due September 30, 2011 and September 30, 2013 from $40.38 to $50.47 per share from the Company’s perspective and are designed to reduce potential dilution upon conversion of the Convertible Senior Notes at maturity (See Note 12).  Since the beneficial impact of the Conversion Spread Hedges is anti-dilutive, it is excluded from the calculation of net income per share.

9.             PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2009 and 2008 consists of the following (in thousands):

	2009	2008	Estimated Useful Lives (years)
Computer equipment and software	$93,508	$94,580	3 to 5
Office equipment, furniture and fixtures and leasehold improvements	14,491	11,523	3 to 7
Total	107,999	106,103
Less: accumulated depreciation and amortization	(77,510)	(76,699)
Property and equipment, net	$30,489	$29,404

Fixed asset depreciation and amortization expense are approximately $14.5 million, $14.4 million and $11.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

10.           INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets consist of the following (in thousands):

	December 31, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period	Weighted Average Useful Life

Supply and distribution agreements	$204,117	$(60,587)	$143,530	$197,414	$(42,217)	$155,197	13 years	13 years

Technology	24,185	(20,890)	3,295	23,099	(17,784)	5,315	3 years	3 years

Patents	1,489	(1,197)	292	1,489	(1,170)	319	15 years	15 years

Customer lists	17,235	(15,098)	2,137	17,801	(11,662)	6,139	2 years	2 years

Internet domain names	6,517	(2,633)	3,884	6,453	(1,988)	4,465	10 years	10 years

Trade names	26,855	(8,031)	18,824	27,071	(5,454)	21,617	5 – 20 years	17 years

Other	469	(351)	118	1,459	(1,280)	179	3 – 15 years	7 years
Total intangible assets	$280,867	$(108,787)	$172,080	$274,786	$(81,555)	$193,231

Intangible assets with determinable lives are amortized on a straight-line basis. Intangible assets amortization expense is approximately $24.7 million, $28.8 million and $25.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The annual estimated amortization expense for intangible assets for the next five years and thereafter is expected to be as follows (in thousands):

2010	$22,433
2011	19,012
2012	17,890
2013	17,524
2014	17,524
Thereafter	77,697
$172,080

A substantial portion of the intangible assets relate to our Booking.com business.

A rollforward of goodwill for the years ended December 31, 2009 and 2008 consists of the following (in thousands):

	2009	2008

Balance, beginning of year	$326,863	$287,159
Purchase of noncontrolling interests	—	84,686
Additional purchase price under earn-out	2,500	1,500
Adjustment to purchase price	4,236	599
Currency translation adjustments	17,031	(47,081)
Balance, end of year	$350,630	$326,863

A substantial amount of the Company’s goodwill relates to its acquisition of Booking.com. Impairment tests performed in 2009 and 2008 did not result in any adjustments to the carrying values of goodwill.

11.           OTHER ASSETS

Other assets at December 31, 2009 and 2008 consist of the following (in thousands):

	2009	2008 As Adjusted

Investment in pricelinemortgage.com	$—	$8,918
Deferred debt issuance costs	2,235	4,700
Long-term investments	359	206
Other	1,790	1,245
Total	$4,384	$15,069

Investment in pricelinemortgage.com represented the Company’s 49% equity investment in pricelinemortgage.com and, accordingly, the Company recognized its pro rata share of pricelinemortgage.com’s operating results, not to exceed an amount that the Company believed represented the investment’s estimated fair value. The Company recognized approximately $2,000 in income and $310,000 and $321,000 of losses from its investment in pricelinemortgage.com for the years ended December 31, 2009 and 2008, and 2007, respectively. The Company earned an insignificant amount of advertising fees from pricelinemortgage.com for the years ended December 31, 2009, 2008 and 2007. In July 2009, pricelinemortgage.com was dissolved and the Company received cash of $8.9 million for its proportionate share of the equity.

Deferred debt issuance costs arose from the Company’s issuance of $100 million aggregate principal amount of 2.25% Notes in September 2004, $172.5 million aggregate principal amount of 0.5% Notes in September 2006, $172.5 million of aggregate principal amount 0.75% Notes in September 2006 and a $175 million revolving credit facility in September 2007. Deferred debt issuance costs are being amortized using the effective interest rate method over the term of approximately five years, except for the 0.75% Notes, which are amortized over their term of seven years. The period of amortization for the Company’s debt issue costs was determined at inception of the related debt agreements to be the stated maturity date or the first stated put date, if earlier. Debt issuance costs written off in the years ended December 31, 2009 and 2008 related to early conversion of convertible debt amounted to $1.2 million and $0.3 million, respectively.

Long-term investments amounting to $0.4 million and $0.2 million as of December 31, 2009 and 2008, respectively, were comprised of corporate notes with a maturity date greater than one year.

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

The revolving credit facility provides for the issuance of up to $50.0 million of letters of credit as well as borrowings on same-day notice, referred to as swingline loans, which are available in U.S. dollars, Euros, Pounds Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility will be used for working capital and general corporate purposes. As of December 31, 2009 and 2008, there were no borrowings outstanding under the facility. The Company issued approximately $2.4 million and $2.3 million of letters of credit under the revolving credit facility as of December 31, 2009 and 2008, respectively.

Convertible Debt

Convertible debt as of December 31, 2009 consists of the following (in thousands):

December 31, 2009	Outstanding Principal Amount	Unamortized Debt Discount	Carrying Value
0.50% Convertible Senior Notes due September 2011	$39,990	$(4,730)	$35,260
0.75% Convertible Senior Notes due September 2013	133,000	(31,151)	101,849
2.25% Convertible Senior Notes due January 2025	22,873	(104)	22,769
Outstanding convertible debt	$195,863	$(35,985)	$159,878

Convertible debt as of December 31, 2008 consisted of the following (in thousands):

December 31, 2008	Outstanding Principal Amount	Unamortized Debt Discount	Carrying Value
0.50% Convertible Senior Notes due September 2011	$134,565	$(24,093)	$110,472
0.75% Convertible Senior Notes due September 2013	158,500	(45,286)	113,214
2.25% Convertible Senior Notes due January 2025	99,920	(5,696)	94,224
Outstanding convertible debt	$392,985	$(75,075)	$317,910

Based upon the closing price of the Company’s common stock for the prescribed measurement periods during the three months ended December 31, 2009 and 2008, the contingent conversion thresholds on each of the Company’s convertible senior notes were exceeded. As a result, the notes are convertible at the option of the holder as of December 31, 2009 and 2008, and, accordingly, have been classified as a current liability or convertible debt in mezzanine on the Company’s Consolidated Balance Sheets as of those dates. The determination of whether or not the notes are convertible must continue to be performed on a quarterly basis. Consequently, the convertible debt may not be convertible in future quarters, and therefore may again be classified as long-term debt, if the contingent conversion thresholds are not met in such quarters. In cases where holders decide to convert prior to the maturity date or first stated put date, the Company writes off the proportionate amount of remaining debt issuance costs to interest expense. If the note holders exercise their option to convert, the Company would deliver cash to repay the principal amount of the notes and would deliver cash or shares of common stock, at its option, to satisfy the conversion value in excess of the principal amount.

In the year ended December 31, 2009, $94.6 million aggregate principal amount of 2011 Notes, $25.5 million aggregate principal amount of 2013 Notes and $77.0 million of the 2.25% Notes were converted. The Company delivered cash of $197.1 million to repay the principal amount and issued 3,583,751 shares in satisfaction of the conversion value in excess of the principal amount. In January 2010, the Company exercised its right to redeem the 2.25% Notes; however, all of the holders of the then outstanding Notes tendered their notes for conversion prior to the redemption date. Additionally, based upon conversion notices received through February 18, 2010, notes with an outstanding principal amount of $75 million will be converted during the three months ended March 31, 2010.

As of December 31, 2009 and 2008, the estimated market value of the outstanding senior notes was approximately $1.1 billion and $742 million, respectively. Fair value was estimated based upon actual trades at the end of the reporting period or the most recent trade available as well as the Company’s stock price at the end of the reporting period. Substantially all of the market value of the Company’s debt in excess of the carrying value relates to the conversion premium on the bonds.

Description of Senior Notes

In 2006, the Company issued in a private placement $172.5 million aggregate principal amount of Convertible Senior Notes due September 30, 2011, with an interest rate of 0.50% (the “2011 Notes”), and $172.5 million aggregate principal amount of Convertible Senior Notes due September 30, 2013, with an interest rate of 0.75% (the “2013 Notes”). The 2011 Notes and the 2013 Notes are convertible, subject to certain conditions, into the Company’s common stock at a conversion price of approximately $40.38 per share. The 2011 Notes and the 2013 Notes are convertible, at the option of the holder, prior to June 30, 2011 in the case of the 2011 Notes, and prior to June 30, 2013 in the case of the 2013 Notes, upon the occurrence of specified events, including, but not limited to a change in control, or if the closing sale price of the Company’s common stock for at least 20 consecutive trading days in the period of the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 120% of the applicable conversion price in effect for the notes on the last trading day of the immediately preceding quarter. In the event that all or substantially all of the Company’s common stock is acquired on or prior to the maturity of the 2011 Notes or the 2013 Notes, in a transaction in which the consideration paid to holders of the Company’s common stock consists of all or substantially all cash, the Company would be required to make additional payments in the form of additional shares of common stock to the holders of the 2011 Notes and the 2013 Notes, collectively, in aggregate value ranging from $0 to approximately $29.5 million depending upon the date of the transaction and the then current stock price of the Company.  No additional payments are due at stock prices in excess of $100 per share. As of June 30, 2011, with respect to the 2011 Notes, and as of June 30, 2013, with respect to the 2013 Notes, holders shall have the right to convert all or any portion of such security. Neither the 2011 Notes nor the 2013 Notes may be redeemed by the Company prior to maturity. The holders may require the Company to repurchase the 2011 Notes and the 2013 Notes for cash in certain circumstances. Interest on the 2011 Notes and the 2013 Notes is payable on March 30 and September 30 of each year.

In 2006, the Company entered into hedge transactions relating to potential dilution of the Company’s common stock upon conversion of the 2011 Notes and the 2013 Notes (the “Conversion Spread Hedges”). Under the Conversion Spread Hedges, the Company is entitled to purchase from Goldman Sachs and Merrill Lynch approximately 8.5 million shares of the Company’s common stock (the number of shares underlying the 2011 Notes and the 2013 Notes) at a strike price of $40.38 per share (subject to adjustment in certain circumstances) in 2011 and 2013, and the counterparties are entitled to purchase from the Company approximately 8.5 million shares of the Company’s common stock at a strike price of $50.47 per share (subject to adjustment in certain circumstances) in 2011 and 2013.  The Conversion Spread Hedges increase the effective conversion price of the 2011 Notes and the 2013 Notes to $50.47 per share from the Company’s perspective and are designed to reduce the potential dilution upon conversion of the 2011 Notes and the 2013 Notes. If the market value per share of the Company’s common stock at maturity is above $40.38, the Conversion Spread Hedges will entitle the Company to receive from the counterparties net shares of the Company’s common stock based on the excess of the then current market price of the Company’s common stock over the strike price of the hedge (up to $50.47). Holders of the 2011 Notes and the 2013 Notes do not have any rights with respect to the Conversion Spread Hedges. The Conversion Spread Hedges are separate transactions entered into by the Company with the counterparties, are not part of the terms of the Notes and will not affect the holders’ rights under the 2011 Notes and the 2013 Notes. The Conversion Spread Hedges are exercisable at dates coinciding with the scheduled maturities of the 2011 Notes and 2013 Notes. The Conversion Spread Hedges do not immediately hedge against the associated dilution from conversions of the Notes prior to their stated maturities.  Therefore, upon conversion of the 2011 Notes or the 2013 Notes, the Company has delivered or will be obligated to immediately deliver any related conversion premium in shares of common stock or a combination of cash and shares.  However, the hedging counterparties will not be obligated to deliver the Company shares or cash that would offset the dilution associated with the early conversion activity until 2011 and 2013.  Because of this potential timing difference, the number of shares, if any, that the Company receives from its Conversion Spread Hedges could differ materially from the number of shares, if any, that it is required to deliver to holders of the Notes upon their early conversion.  This potential difference in timing can potentially makes the hedges ineffective, which could negatively impact the Company’s future diluted shares outstanding and diluted earnings per share.

The $100 million aggregate principal amount of Convertible Senior Notes due January 15, 2025, with an interest rate of 2.25% (the “2.25% Notes”) were convertible, subject to certain conditions, into the Company’s common stock at a conversion price of approximately $37.95 per share. The 2.25% Notes were convertible if, on or prior to January 15, 2020, the closing sale price of the Company’s common stock for at least 20 consecutive trading days in the period of 30 consecutive trading days ending on the first day of a conversion period is more than 120% of the then current conversion price of the 2.25% Notes. The 2.25% Notes were also convertible in certain other circumstances, such as a change in control of the Company. In addition, the 2.25% Notes were redeemable at the Company’s option beginning January 20, 2010, and the holders could require the Company to repurchase the 2.25% Notes on January 15, 2010, 2015 or 2020, or in certain other circumstances. Interest on the 2.25% Notes is payable on January 15 and July 15 of each year. As discussed above, the Company exercised its right to redeem the then outstanding 2.25% Notes in January 2010; however, all of the holders of the then outstanding Notes tendered their notes for conversion prior to the redemption date.

Adoption of New Accounting Standard for Cash Settled Convertible Debt

On January 1, 2009, the Company adopted the accounting standard that requires cash settled convertible debt, such as the Company’s convertible senior notes, to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value, representing the value assigned to the equity component, is recorded as a debt discount. Debt discount is amortized using the effective interest method over the period from origination or modification date through the earlier of the first stated

put date or the stated maturity date. The adoption of this new accounting standard on January 1, 2009, required retrospective application for all prior periods presented (see Note 2 for information regarding the adjustments).

The Company estimated the straight debt borrowing rates at debt origination or modification (the 2011 Notes and 2013 Notes were structured requiring net cash settlement at issue in 2006 and the 1% Notes and the 2.25% Notes were modified to provide for net cash settlement in 2006) to be 7.75% for the 2010 Notes, 2011 Notes and 2.25% Notes and 8.0% for the 2013 Notes. The yield to maturity was estimated at an at-market coupon priced at par. The straight debt borrowing rate for the 2.25% Notes was based upon an effective maturity date of January 15, 2010 because on that date the 2.25% Notes were redeemable and the holders could require the Company to repurchase these notes. The straight debt borrowing rate for the 1% Notes was based upon an effective maturity date of August 1, 2008 because on that date these notes were redeemable at the option of the Company or the holders. All $125 million aggregate principal amount of the 1% Notes was converted during 2008.

Since all of the notes are convertible as of December 31, 2009 and 2008 at the option of the holder and terms of the notes require that the principal amount be settled in cash, the Company made a reclassification from permanent equity to mezzanine (shown as “Convertible debt” between total liabilities and stockholders’ equity on the Consolidated Balance Sheets). The amount reported as convertible debt in mezzanine plus the current liability for convertible debt represents the Company’s total principal outstanding at each reporting period. The carrying value of the remaining permanent equity component reported in additional paid-in capital related to the convertible notes was a credit of $26.7 million and a charge of $0.5 million at December 31, 2009 and 2008, respectively.

For the years ended December 31, 2009, 2008 and 2007, the Company recognized interest expense of $22.1 million, $33.4 million and $37.0 million, respectively, related to convertible notes, comprised of $2.9 million, $4.6 million and $5.7 million, respectively, for the contractual coupon interest, $18.2 million, $26.7 million and $28.8 million, respectively, related to the amortization of debt discount and $1.0 million, $2.1 million and $2.5 million, respectively, related to the amortization of debt issuance costs. The remaining period for amortization of debt discount and debt issuance costs is the stated maturity dates for the 2011 Notes and 2013 Notes and January 2010 for the 2.25% Notes, which is the first stated put date. The effective interest rates for the years ended December 31, 2009, 2008, and 2007 are 8.5%, 8.5% and 8.3%, respectively.

In addition, if the Company’s convertible debt is redeemed or converted prior to maturity, a gain or loss on extinguishment will be recognized. The gain or loss is the difference between the fair value of the debt component immediately prior to extinguishment and its carrying value. To estimate the fair value at each conversion date, the Company used an applicable LIBOR rate plus an applicable credit default spread based upon the Company’s credit rating at the respective conversion dates. In the years ended December 31, 2009 and 2008, the Company recognized a loss of $1.0 million ($0.6 million after tax) and a gain of $6.0 million ($3.6 million after tax), respectively, in “Foreign currency transactions and other” in the Consolidated Statements of Operations. In addition, the Company wrote-off unamortized debt issuance costs of $1.2 million and $0.3 million for the years ended December 31, 2009 and 2008, respectively, to interest expense related to the debt conversions. For the year ended December 31, 2007, there were no debt conversions subject to the provisions of this new accounting standard.

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

Under these programs, the Company repurchased approximately 4.1 million shares of its common stock at an aggregate cost of $134.7 million in the year ended December 31, 2006, at prevailing market prices. Repurchases of 180,071, 38,640 and 43,358 shares at an aggregate cost of approximately $17.4 million, $4.4 million and $2.6 million were made in the years ended December 31, 2009, 2008 and 2007, respectively, to satisfy employee obligations related to stock-based compensation.

The Company may make additional repurchases of shares under its stock repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors. Whether and when to initiate and/or complete any purchase of common stock and the amount of common stock purchased will be determined in the Company’s complete discretion. As of December 31, 2009, there were approximately 6.9 million shares of the Company’s common stock held in treasury.

14.           REDEEMABLE PREFERRED STOCK

There were 13,470 shares of Series B Preferred Stock outstanding as of December 31, 2006, with an aggregate liquidation preference of approximately $13.5 million and a semi-annual dividend requirement of 40,240 shares of common stock. In the first quarter of 2007, Delta Air Lines, Inc. exercised warrants to purchase 756,199 shares of the Company’s common stock by surrendering 13,470 shares of Series B Preferred Stock, representing all of the remaining outstanding shares of Series B Preferred Stock. In the three months ended March 31, 2007, the Company issued a final pro-rated dividend to Delta Airlines, Inc. in the amount of 34,874 shares of common stock. The exercise of the warrant was a non-cash transaction. The Company recorded non-cash dividends of approximately $1.6 million for the year ended December 31, 2007.

15.           NONCONTROLLING INTERESTS

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

The holders of the noncontrolling interests in priceline.com International had the right to put their shares to the Company and the Company had the right to call their shares at a purchase price reflecting the fair value of the shares at the time of the exercise of the put or call right.  Subject to certain exceptions, the shares were subject to the put and call options in March and August 2008.  In April 2008, in connection with the March 2008 put and call options, the Company repurchased 62,020 shares underlying noncontrolling interests for an aggregate purchase price of approximately $30.9 million based upon fair value. In September 2008, in connection with the August 2008 put and call options, the Company repurchased all of the remaining outstanding 253,693 shares underlying noncontrolling interests for an aggregate purchase price of approximately $123.2 million based upon fair value. In 2007 and 2006, the Company repurchased shares underlying noncontrolling interests for an aggregate purchase price of $76.0 million and $19.8 million, respectively, based upon fair value. As a result of the September 2008 purchase, there were no longer any noncontrolling interests in priceline.com International. The purchases have been accounted for as step acquisitions and accordingly, the excess of the purchase price over the carrying value was recorded as an increase of intangible assets, deferred income taxes and goodwill.

The Company established the fair value of the noncontrolling interests approximately every six months coinciding with the purchases of the noncontrolling interests. The fair value was established using standard valuation techniques (such as discounted cash flow analysis, industry peer comparable analysis, relative contribution analysis and price to earnings growth analysis).

Concurrent with the adoption of the new accounting standard for noncontrolling interests, the accounting guidance required that redeemable noncontrolling interests be stated at fair value and reported as mezzanine on the balance sheet on a retrospective basis for presentation purposes. We relied on the semi-annual valuations coinciding with the purchases of the noncontrolling interests to estimate the fair value of any remaining outstanding noncontrolling interests at each reporting period for this retrospective presentation. Changes in the fair value of the remaining noncontrolling interests were recorded as equity adjustments. See Note 2 for the impact of adopting this new accounting standard and the reconciliation of the change in redeemable noncontrolling interests (temporary equity) for the years ended December 31, 2009, 2008, and 2007.

16.           INCOME TAXES

Domestic pre-tax income was $113.9 million, $66.1 million and $2.8 million for the years ended December 31, 2009, 2008 and 2007, respectively. Foreign pre-tax income was $328.4 million, $210.0 million and $119.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The income tax expense (benefit) for the year ended December 31, 2009 is as follows (in thousands):

	Current	Deferred	Total

Federal	$2,802	$(150,935)	$(148,133)
State	1,107	6,803	7,910
Foreign	101,205	(8,150)	93,055

Total	$105,114	$(152,282)	$(47,168)

The income tax expense (benefit) for the year ended December 31, 2008 is as follows (in thousands):

	Current	Deferred As Adjusted	Total As Adjusted

Federal	$2,155	$22,615	$24,770
State	401	5,275	5,676
Foreign	67,716	(7,991)	59,725

Total	$70,272	$19,899	$90,171

The income tax expense (benefit) for the year ended December 31, 2007 is as follows (in thousands):

	Current	Deferred As Adjusted	Total As Adjusted

Federal	$762	$(48,139)	$(47,377)
State	—	(117)	(117)
Foreign	35,142	(11,185)	23,957

Total	$35,904	$(59,441)	$(23,537)

At December 31, 2009, the Company had approximately $2.8 billion of net operating loss carryforwards for U.S. federal income tax purposes (“NOLs”), comprised of $0.8 billion of NOLs generated from operating losses and approximately $2.0 billion of NOL tax benefits generated from equity-related transactions, including equity-based compensation and stock warrants, mainly expiring from December 31, 2019 to December 31, 2021.  The utilization of these NOLs is subject to limitation under Section 382 of the Internal Revenue Code and is also dependent upon the Company’s ability to generate sufficient future taxable income.

Section 382 imposes limitations on the availability of a company’s net operating losses after a more than 50 percentage point ownership change occurs.  The Section 382 limitation is based upon certain conclusions pertaining to the dates of ownership changes and the value of the Company on the dates of the ownership changes.  It was determined that ownership changes, as defined in Section 382, occurred in 2000 and 2002.  The amount of the Company’s net operating losses incurred prior to each ownership change is limited based on the value of the Company on the respective dates of ownership change.  It is estimated that the effect of Section 382 will generally limit the total cumulative amount of net operating loss available to offset future taxable income to approximately $1.4 billion.  Pursuant to Section 382, subsequent ownership changes could further limit this amount.

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of these deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized.  The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future income, the carryforward periods available for tax reporting purposes, and other relevant factors.  For the year ended December 31, 2007, the Company recorded a non-cash income tax benefit of $47.9 million resulting from the reversal of a portion of its valuation allowance on its domestic deferred tax assets.  In addition, the Company recognized $3.6 million of deferred tax assets in 2007 related to foreign capital allowance deductions that are considered more likely than not to be realized.  In the three months ended September 30, 2009, management concluded that it was more likely than not that additional deferred tax assets would be realized.  This determination was based upon actual and projected future operating results in our domestic business, as well as recent stabilization in U.S. economic conditions, including hotel occupancy rates and average daily rates.  Accordingly, the Company recorded a non-cash income tax benefit of $182.3 million in the year ended December 31, 2009, resulting from the reversal of the remaining portion of its valuation allowance on its deferred tax assets related to NOLs generated from domestic operating losses.  In addition, during the year ended December 31, 2009, the Company recorded a non-cash income tax benefit of $1.0 million resulting from a reversal of a valuation allowance on its deferred tax assets related to foreign operating loss carryforwards based on the Company’s assessment that it is more likely than not that these deferred tax assets will be realized.

The deferred tax asset at December 31, 2009 and 2008 amounted to $319.7 million and $166.1 million, respectively, net of the valuation allowance recorded.  The short-term and long term portion at December 31, 2009 was $66.0 million and $253.7 million, respectively, compared with $12.1 million and $154.0 million, respectively, at December 31, 2008.  Included in the short-term portion is a domestic deferred tax liability of $29.9 million associated with the adoption of the new accounting standard related to our convertible debt (see Note 2 for further details).

The Company has recorded a non-current deferred tax liability in the amount of $43.8 million and $48.9 million at December 31, 2009 and 2008, respectively, primarily related to the assignment of fair value to certain purchased identifiable intangible assets associated with the acquisitions of Booking.com Limited, Booking.com B.V., and priceline.com Mauritius Company Limited (formerly known as Agoda Company, Ltd).

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2009 and 2008 are as follows (in thousands):

	2009	2008 As Adjusted
Deferred tax assets/(liabilities):
Net operating loss carryforward — U.S.	$950,776	$1,005,356
IRC 382 Disallowance	(498,066)	(485,192)
	452,710	520,164
Net operating loss carryforward — Foreign	24,576	22,808
Fixed assets	3,688	3,368
Investments	5,198	5,170
Accrued expenses	10,473	6,298
Stock-based compensation	7,780	9,205
Other	11,658	6,899
Subtotal	516,083	573,912

Discount on convertible notes	(14,569)	(29,940)
Intangible assets and other	(43,793)	(48,933)
Deferred tax assets	457,721	495,039
Less valuation allowance on deferred tax assets	(181,834)	(377,875)
Net deferred tax assets	$275,887	$117,164

The U.S. net operating loss carryforward, net of Section 382 disallowance, includes approximately $141.2 million of deferred tax asset attributable to federal tax deductions related to equity transactions.  Additionally, since January 1, 2006, the Company has generated additional federal tax benefits of $54.3 million related to equity transactions that are not included in the deferred tax asset table above. Pursuant to accounting guidance, the aforementioned tax benefits related to equity deductions will be recognized by crediting paid in capital, if and when they are realized by reducing the Company’s current income tax liability.

Income tax benefits in the amount of $1.3 million were recorded in 2007 resulting from the impact on deferred taxes of enacted reductions in certain foreign statutory tax rates.

It is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations.  Thus at December 31, 2009, no provision had been made for U.S. taxes on approximately $0.5 billion of foreign earnings.  Estimating the tax liability that would arise if these earnings were repatriated is not practicable at this time.

At December 31, 2009, the Company has approximately $510.1 million of state net operating loss carryforwards that expire mainly between 2020 and 2021, $89.1 million of foreign net operating loss carryforwards, of which $4.6 million expire in 2028 and 2029, and $5.1 million of foreign capital allowance carryforwards that do not expire.  At December 31, 2009, the Company also had approximately $1.3 million of U.S. research credit carryforwards that expire from December 31, 2019 to December 31, 2020 and are also subject to annual limitation.

The effective income tax rate of the Company is different from the amount computed using the expected U.S. statutory federal rate of 35% as a result of the following items (in thousands):

	2009	2008(1)	2007(1)
Income tax expense (benefit) at federal statutory rate	$154,806	$96,637	$42,651
Adjustment due to:

State taxes	5,226	3,690	(76)

Intercompany interest expense	(1,661)	(2,134)	(3,534)

Foreign statutory rate reduction	—	12	(1,260)

Foreign rate differential	(31,892)	(18,947)	(11,059)

Other	9,625	9,076	1,206

Increase (decrease) in valuation allowance	(183,272)	1,837	(51,465)

Income tax expense (benefit)	$(47,168)	$90,171	$(23,537)

(1)  As adjusted for the adoption of new accounting standard (See Note 2).

The Company accounts for uncertain tax positions based on a two step approach of recognition and measurement.    The first step involves assessing whether the tax position is more likely than not to be sustained upon examination based upon its technical merits.  The second step involves measurement of the amount to recognize.  Tax positions that meet the more likely than not threshold are measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate finalization with the taxing authority.

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

17.           COMMITMENTS AND CONTINGENCIES

Litigation Related to Hotel Occupancy and Other Taxes

The Company and certain third-party defendants are currently involved in approximately forty-five lawsuits brought by or against states, cities and counties over issues involving the payment of hotel occupancy and other taxes (i.e., state and local sales tax) and the Company’s “merchant” hotel business.  The Company is also involved in two consumer lawsuits relating to, among other things, the payment of hotel occupancy taxes and service fees.  In addition, over fifty municipalities or counties, and at least two states, have initiated audit proceedings (including proceedings initiated by more than forty municipalities in California), issued proposed tax assessments or started inquiries relating to the payment of hotel occupancy and other taxes (i.e., state and local sales tax).  Additional state and local jurisdictions are likely to assert that the Company is subject to, among other things, hotel occupancy and other taxes (i.e., state and local sales tax) and could seek to collect such taxes, retroactively and/or prospectively.

With respect to the principal claims in these matters, the Company believes that the ordinances at issue do not apply to the service it provides, namely the facilitation of reservations, and, therefore, that the Company does not owe the taxes that are claimed to be owed.  Rather, the Company believes that the ordinances at issue generally impose hotel occupancy and other taxes on entities that either own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations.  In addition, in many of these matters, municipalities have typically asserted claims for “conversion” — essentially, that the Company has collected a tax and wrongfully “pocketed” those tax dollars — a claim that the Company believes is without basis and has vigorously contested.   The municipalities that are currently involved in litigation and other proceedings with the Company, and that may be involved in future proceedings, have asserted contrary positions and will likely continue to do so.

In connection with some of these tax audits and assessments, the Company may be required to pay any assessed taxes, which amounts may be substantial, prior to being allowed to contest the assessments and the applicability of the ordinances in judicial proceedings.  This requirement is commonly referred to as “pay to play” or “pay first.”  For example, the City of San Francisco assessed the Company approximately $3.4 million (an amount that includes interest and penalties) relating to hotel occupancy taxes, which the Company paid in July 2009.  Payment of these amounts, if any, is not an admission that the Company believes it is subject to such taxes and, even if such payments are made, the Company intends to continue to assert its position vigorously.  The Company has successfully argued against a “pay first” requirement asserted in another California proceeding, as discussed more fully below.

Litigation is subject to uncertainty and there could be adverse developments in these pending or future cases and proceedings.  For example, in October 2009, a jury in a San Antonio class action found that the Company and the other online travel companies that are defendants in the lawsuit “control” hotels for purposes of the local hotel occupancy tax ordinances at issue and are, therefore, subject to the requirements of those ordinances.  An unfavorable outcome or settlement of pending litigation is likely to encourage the commencement of additional litigation, audit proceedings or other regulatory inquiries.  In addition, an unfavorable outcome or settlement of these actions or proceedings could result in substantial liabilities for past and/or future bookings, including, among other things, interest, penalties, punitive damages and/or attorney fees and costs.  There have been, and will continue to be, substantial ongoing costs, which may include “pay first” payments, associated with defending the Company’s position in pending and any future cases or proceedings.  An adverse outcome in one or more of these unresolved proceedings could have a material adverse effect on the Company’s business and results of operations and could be material to its earnings or cash flow in any given operating period.

To the extent that any tax authority succeeds in asserting that the Company has a tax collection responsibility, or the Company determines that it has one, with respect to future transactions, it may collect any such additional tax obligation from its customers, which would have the effect of increasing the cost of hotel room reservations to its customers and, consequently, could make its hotel service less competitive (i.e., versus the websites of other online travel companies or hotel company websites) and reduce hotel reservation transactions; alternatively, the Company could choose to reduce the compensation for its services on “merchant” hotel transactions.  Either step could have a material adverse effect on the Company’s business and results of operations.

The Company estimates that, since its inception through December 31, 2009, it has earned aggregate gross profit, including fees, from its entire U.S. “merchant” hotel business (which includes, among other things, the differential between the price paid by a customer for its service and the cost of the underlying room) of approximately $900 million.  This gross profit was earned in over a thousand taxing jurisdictions that the Company believes have aggregate tax rates (which may include hotel occupancy taxes, state and local taxes, among other taxes) associated with a typical transaction between a consumer and a hotel that generally range from approximately 6% to approximately 18%, depending on the jurisdiction.  In many of the judicial and other proceedings initiated to date, municipalities seek not only historical taxes that are claimed to be owed on the Company’s gross profit, but also, among other things, interest, penalties, punitive damages and/or attorney fees and costs.  The October 2009 jury verdict in the San Antonio litigation and the related proceedings to determine, among other things, the amount of penalties, interest and attorney’s fees that could be owed by the Company illustrate that any liability associated with hotel occupancy tax matters is not constrained by the Company’s liability for tax owed on its historical gross profit.  To date, the majority of the taxing jurisdictions in which the Company facilitates the sale of hotel reservations have not asserted that taxes are due and payable on the Company’s U.S. “merchant” hotel business.  With respect to municipalities that have not initiated proceedings to date, it is possible that they will do so in the future or that they will seek to amend their tax statutes and seek to collect taxes from the Company only on a prospective basis.  As a result of this litigation and other attempts by jurisdictions to levy similar taxes, the Company has established a reserve for the potential resolution of issues related to hotel occupancy and other taxes in the amount of approximately $21 million (which includes, among other things, amounts related to the litigation in San Antonio).  The reserve is based on the Company’s reasonable estimate, and the ultimate resolution of these issues may be less or greater, potentially significantly, than the liabilities recorded.

Statewide Class Actions and Putative Class Actions

A number of cities and counties have filed class actions or putative class actions on behalf of themselves and other allegedly similarly situated cities and counties within the same respective state against the Company and other defendants, including, but not in all cases, Lowestfare.com LLC and Travelweb LLC, both of which are the Company’s subsidiaries, and Hotels.com, L.P.; Hotels.com GP, LLC; Hotwire, Inc.; Cheaptickets, Inc.; Travelport, Inc. (f/k/a Cendant Travel Distribution Services Group, Inc.); Expedia, Inc.; Internetwork Publishing Corp. (d/b/a Lodging.com); Maupintour Holding LLC; Orbitz, Inc.; Orbitz, LLC; Site59.com, LLC; Travelocity.com, Inc.; Travelocity.com LP; and Travelnow.com, Inc.  Each complaint alleges, among other things, that the defendants violated each jurisdiction’s respective hotel occupancy tax ordinance with respect to the charges and remittance of amounts to cover taxes under each ordinance.  Each complaint typically seeks compensatory damages, disgorgement, penalties available by law, attorneys’ fees and other relief.  Such actions include:

City of Los Angeles v. Hotels.com, Inc., et al.:  On December 30, 2004, a putative class action complaint was filed in the Superior Court for the County of Los Angeles by the City of Los Angeles on behalf of itself and an alleged class of California cities, counties and other municipalities that have enacted occupancy taxes.  In addition to the tax claims, the complaint also asserts unfair competition claims under California Business and Professions Code § 17200, et seq. (“Section 17200”).  On August 31, 2005, the City of Los Angeles filed an amended complaint adding a claim for a declaratory judgment.  On September 26, 2005, the court dismissed the amended complaint on grounds of improper joinder of defendants and claims, with leave to file a second amended complaint.  On February 8, 2006, the City of Los Angeles filed a second amended complaint that asserts the same claims but includes additional allegations of fact.  On March 27, 2006, at the direction of the court, the defendants again asserted improper joinder of defendants and claims.  On March 31, 2006, the defendants filed a petition to coordinate this matter with the City of San Diego case (discussed below).  On July 12, 2006, that petition was granted, and, as a result, this case and the City of San Diego case proceeded in the Superior Court of Los Angeles.  On January 17, 2007, the defendants challenged the City of Los Angeles’ second amended complaint on all issues other than misjoinder of defendants and claims.  On March 1, 2007, the court denied defendants’ previously-filed challenges based on improper joinder.  On March 2, 2007, the City of Los Angeles filed a third amended complaint.  On April 11, 2007, the defendants filed renewed challenges to the third amended complaint.  On July 27, 2007, the court sustained these challenges and dismissed the City’s third amended complaint without prejudice to re-filing upon the exhaustion of the City’s mandatory administrative procedures for tax collection, and stayed the action pending such exhaustion.  The City has begun but has not yet completed those administrative procedures.

City of Rome, Georgia, et al., v. Hotels.com, L.P., et al.:  On November 18, 2005, a putative class action complaint was filed in the United States District Court for the Northern District of Georgia by the City of Rome, Hart County and the City of Cartersville on behalf of themselves and a putative class of Georgia cities, counties and governments which have enacted transient occupancy taxes and/or excise taxes on lodging.  In addition to the tax claims, the complaint also asserts claims for violation of Georgia’s Uniform Deceptive and Unfair Trade Practices Act, conversion, unjust enrichment, a constructive trust and a declaratory judgment.  On February 6, 2006, the Company and certain other defendants moved to dismiss the complaint.  On May 8, 2006, the court granted defendants’ motion to dismiss all claims relating to the Georgia sales and use tax and denied defendants’ motion to dismiss the excise tax claims.  The plaintiffs filed an amended complaint on June 7, 2006 naming additional plaintiffs.  On February 9, 2007, the defendants moved for summary judgment on the plaintiffs’ claims for plaintiffs’ failure to exhaust the administrative procedures required by Georgia law and by plaintiffs’ respective ordinances.  On May 10, 2007, the court denied the defendants’ motion but concluded that plaintiffs were required to estimate, assess and attempt to collect the taxes at issue.  The court stayed further litigation to permit plaintiffs to comply with those administrative procedures.  On March 26, 2008, certain of the plaintiffs in the City of Rome action sent the defendants, including the Company and its subsidiaries, proposed assessments of hotel occupancy tax.  The Company and its subsidiaries promptly responded on March 31, 2008.  Certain of the plaintiffs in the City of Rome action sent the defendants, including the Company and its subsidiaries, renewed assessments.  On July 10, 2009, the court lifted the stay it had entered to require plaintiffs to pursue administrative remedies.  In lifting the stay, the court relied on recent Georgia Supreme Court rulings that the administrative process in Georgia can be exhausted when a municipality issues a notice of assessment.  Thereafter, the parties agreed to continue the stay of the litigation, except for limited discovery that would allow the parties to engage in mediation of the case.

Pitt County v. Hotels.com, L.P., et al.:  On December 1, 2005, a putative class action complaint was filed in the North Carolina General Court of Justice, Superior Court Division by Pitt County on behalf of itself and a putative class of North Carolina political subdivisions that impose occupancy taxes.  In addition to the tax claims, the complaint also asserts claims for violation of North Carolina General Statute § 75-1, et seq., conversion, a constructive trust and a declaratory judgment.  On February 13, 2006, the defendants removed this action to the United States District Court for the Eastern District of North Carolina.  On March 13, 2006, the defendants moved to dismiss the complaint.  On March 29, 2007, the court denied defendants’ motion to dismiss the complaint.  On April 13, 2007, the defendants moved for reconsideration of that decision or, in the alternative, interlocutory appeal.  On August 13, 2007, the court granted defendants’ motion for reconsideration of the court’s prior order denying the defendants’ motion to dismiss, and dismissed the action in its entirety.  On September 6, 2007, Pitt County filed a notice of appeal of that decision to the United States Court of Appeals for the Fourth Circuit.  On January 14, 2009, the United States Court of Appeals for the Fourth Circuit affirmed the district court’s decision, rejecting Pitt County’s tax claims.  On January 27, 2009, the County filed a petition for re-hearing en banc.  On February 10, 2009, the petition for re-hearing en banc was denied.  The time for any further appeal has passed.

City of San Antonio, Texas v. Hotels.com, L.P., et al.:  On May 8, 2006, a putative class action complaint was filed in the United States District Court for the Western District of Texas, San Antonio Division, by the City of San Antonio on behalf of itself and putative classes of Texas municipalities.  In addition to the tax claims, the complaint also asserts claim for conversion and a declaratory judgment.  On June 30, 2006, the Company and other defendants moved to dismiss the complaint.  On August 28, 2006, the plaintiff moved for class certification.  On October 30, 2006, the plaintiff filed a first amended complaint that limited the putative classes of Texas municipalities to 175 specifically enumerated municipalities that plaintiff alleges to have hotel occupancy tax ordinances similar to that of the plaintiff.  On March 21, 2007, the court denied defendants’ motion to dismiss the City of San Antonio’s amended complaint, and, on October 1, 2007, denied defendants’ motion for reconsideration of the court’s denial of the motion to dismiss.  On May 27, 2008, the court granted the City of San Antonio’s motion to certify a class of 175 specifically enumerated Texas municipalities that the City alleges to have hotel occupancy tax ordinances similar to it.  On June 10, 2008, the defendants petitioned the United States Court of Appeals for the Fifth Circuit for interlocutory review of the class certification decision, which petition was denied on July 3, 2008.  On August 12, 2008, the court granted plaintiff’s motion for leave to amend its complaint to add equitable claims of unjust enrichment, money had and received, and for a constructive trust.  Plaintiff amended its complaint on August 13, 2008 and the defendants answered the amended complaint on August 27, 2008.  Following discovery, both plaintiffs and defendants filed motions for summary judgment on March 30, 2009.  On September 28, 2009, the court granted plaintiffs’ motion for partial summary judgment on a number of defendants’ affirmative defenses, including laches, waiver, estoppel and statute of limitations, but denied summary judgment on all remaining issues.  The matter proceeded to trial on October 5, 2009.

On October 30, 2009, the jury reached a verdict that found that the Company and the other on-line travel companies that are defendants in the lawsuit “control” hotels under the occupancy tax ordinances at issue and are, therefore, responsible for collecting and remitting local hotel occupancy taxes.  The jury rejected the City of San Antonio’s claim for conversion — essentially, that the Company and the other on-line travel companies had collected a tax and had wrongfully “pocketed” those tax dollars — and for punitive damages.

The final amount of the judgment against the Company has not been determined.  The jury found that the Company and its wholly-owned subsidiary, Travelweb LLC, owed the City of San Antonio and the 172 Texas municipalities that make up the class approximately $2.0 million for historical damages through May of 2009.  In further proceedings, the Court will determine, among other things, whether the occupancy tax ordinance applies to the Company’s service fee and the amount of penalties, interest, and attorneys’ fees, which could be significant.  The Company recorded a charge to general and administrative expenses in the amount of $3.7 million related to this judgment in the twelve months ended December 31, 2009.  Because the Company believes that the jury’s decision is inconsistent with the ordinances and the evidence presented at trial that it does not control hotels, the Company intends to vigorously pursue its rights on appeal to the United States Court of Appeals for the Fifth Circuit.

Lake County Convention and Visitors Bureau, Inc. and Marshall County v. Hotels.com, L.P., et al.:  On June 12, 2006, a putative class action was filed in the United States District Court for the Northern District of Indiana, Hammond Division, by the Lake County Convention and Visitors Bureau and Marshall County on behalf of themselves and a putative class of Indiana counties, convention and visitors bureaus and any other local governments which have enacted or benefit from taxes on innkeepers.  In addition to the tax claims, the complaint also asserts claims for conversion, unjust enrichment, and breach of fiduciary duties.  On July 14, 2008, the court denied the defendants’ motion to dismiss the complaint.  On July 28, 2008, the defendants answered the complaint.  On March 31, 2009, defendants filed a motion for summary judgment based on the plaintiffs’ failure to exhaust administrative remedies.  Plaintiffs opposed the motion for summary judgment on May 11, 2009.  Oral argument on the motion was heard on November 19, 2009; the parties are awaiting the decision on the motion.

Louisville/Jefferson County Metro Government v. Hotels.com, L.P., et al.:  On September 21, 2006, a putative class action was filed in the United States District Court for the Western District of Kentucky by the Louisville/Jefferson County Metro Government on behalf of itself and a putative class of Kentucky cities, counties and townships that have enacted transient room taxes.  In addition to the tax claims, the complaint also asserts claims for conversion, money had and received, unjust enrichment, a constructive trust, and a declaratory judgment.  On December 15, 2006, the plaintiff moved to amend the complaint to make certain changes to the identity of the defendants. That motion was granted, and, on January 8, 2007, plaintiff filed its amended complaint.  On January 17, 2007, defendants renewed their earlier motion to dismiss with respect to the amended complaint.  On August 10, 2007, the court denied the defendants’ motion to dismiss.  On September 13, 2007, the defendants answered.  On October 26, 2007, the defendants filed a motion for reconsideration of the court’s order denying the defendants’ motion to dismiss, or, in the alternative, certification of interlocutory appeal to the Kentucky Supreme Court or the United States Court of Appeals for the Sixth Circuit.  On November 9, 2007, the plaintiff moved to strike the defendants’ motion for reconsideration.  On February 20, 2008, the Lexington-Fayette Urban County Government (“Lexington”) filed a motion to intervene in this action as an additional plaintiff, which the defendants did not oppose.  On March 20, 2008, Lexington’s motion was granted, and its intervening complaint was filed on April 16, 2008.  Lexington’s intervening complaint makes substantially the same claims asserted by the Louisville/Jefferson County Metro Government, except it does not seek to represent a class.  On March 21, 2008, the Louisville/Jefferson County Metro Government filed an unopposed motion to amend its complaint to withdraw its allegations relating to the proposed certification of a class and to make certain other changes to the alleged facts.  That motion was granted on June 6, 2008 and the Louisville/Jefferson County Metro Government was ordered to file an amended complaint.  On May 16, 2008, the defendants moved to dismiss the intervening complaint filed by the Lexington-Fayette Urban County Government.  On September 30, 2008, the court granted the defendants’ motion for reconsideration of its prior order denying the defendants’ motion to dismiss the claims brought by the Louisville/Jefferson County Metro Government, and dismissed all of that plaintiff’s claims, with prejudice.  The court also granted the defendants’ motion to dismiss the claims brought by the Lexington-Fayette Urban County Government, with prejudice.  Both plaintiffs filed notices of appeal to the U.S. Court of Appeals for the Sixth Circuit.  Briefing was completed on the appeal on May 11, 2009, and oral argument took place on October 14, 2009.  The Sixth Circuit affirmed the trial court’s dismissal and judgment on December 22, 2009.

County of Nassau, New York v. Hotels.com, LP, et al.:  On October 24, 2006, a putative class action was filed in the United States District Court for the Eastern District of New York by Nassau County on behalf of itself and a putative class of New York cities, counties and other local governmental entities that have imposed hotel taxes since March 1, 1995.  In addition to the tax claims, the complaint also asserts claims for conversion, unjust enrichment and a constructive trust.  On January 31, 2007, the defendants moved to dismiss the complaint.  On August 17, 2007, the court granted the defendants’ motion to dismiss the complaint for the County of Nassau’s failure to exhaust its mandatory administrative procedures for tax collection.  On September 12, 2007, the County of Nassau filed a notice of appeal of that order to the United States Court of Appeals for the Second Circuit.  On January 22, 2009, the United States Court of Appeals for the Second Circuit heard oral argument on the County’s appeal of the lower court’s order dismissing the action and ordered further briefing on certain issues.  On August 11, 2009, the Second Circuit vacated the lower court’s order dismissing the complaint, and remanded with instructions to consider whether the complaint meets specified jurisdictional requirements.  On September 10, 2009, the Second Circuit denied the defendants’ petition for rehearing.  The parties are currently conducting discovery specific to class certification issues.

City of Jefferson, Missouri v. Hotels.com, LP, et al.:  On June 27, 2007, a putative class action complaint was filed in the Circuit Court of Cole County, Missouri by the City of Jefferson, Missouri on behalf of itself and a putative class of Missouri cities, counties and governments that have enacted taxes on lodging.  In addition to the claim for hotel taxes, the complaint also asserted claims for violation of the Missouri Merchandising Practices Act, conversion, unjust enrichment, declaratory judgment, breach of fiduciary duties and a constructive trust.  On November 5, 2007, the defendants moved to dismiss the complaint.  On June 19, 2008, the court granted the defendants’ motion to dismiss as to the claim for violation of the Missouri Merchandising Practices Act, and denied the remainder of the motion, allowing the remaining claims to proceed.  On July 21, 2008, the defendants answered the complaint.  On December 29, 2009, a settlement agreement among the parties was completed by the entry of a stipulated court order of dismissal with prejudice.

City of Gallup, New Mexico v. Hotels.com, L.P., et al.:  On July 6, 2007, a putative class action was filed in the United States District Court for the District of New Mexico by the City of Gallup on behalf of itself and a putative class of New Mexico taxing authorities that have enacted lodgers’ taxes.  The complaint asserts claims for violation of the New Mexico Lodger’s Tax Act and municipal ordinances.  On August 27, 2007, the defendants answered the City of Gallup’s complaint.  On January 8, 2009, plaintiffs filed a motion for class certification and a motion for leave to amend the complaint.    The court granted the motion to amend on January 16, 2009.  On February 2, 2009, defendants answered the first amended complaint.  After complete briefing, the court certified a class on July 7, 2009.  On August 27, 2009, the United States Court of Appeals for the Tenth Circuit entered an order denying defendants’ petition to appeal the order certifying a class.  On September 22, 2009, plaintiffs filed a motion for partial summary judgment.  Defendants’ opposition to the motion for partial summary was filed on November 13, 2009.  The court has since stayed discovery in the case pending its decision on the motion for partial summary judgment.  The parties have scheduled a mediation for March 3, 2010.

City of Jacksonville v. Hotels.com, L.P., et al.:  In July 2006, a putative class action was filed in the Circuit Court, Fourth Judicial Circuit, in and for Duval County, Florida, by the City of Jacksonville on behalf of itself and a putative class of Florida counties that collect tourist development taxes and/or convention development taxes and that have elected self administration of such taxes.  In addition to the tax claims, the complaint also asserts claims for conversion, unjust enrichment, a constructive trust, and a declaratory judgment.  On August 21, 2007, the court granted defendants’ motion to dismiss the complaint for the City of Jacksonville’s failure to exhaust its mandatory administrative procedures for tax collection. On September 10, 2007, the City of Jacksonville moved for a stay of proceedings pending the outcome of that administrative process.  That motion was denied on October 31, 2007 and the case was closed.  No appeal was taken by the City of Jacksonville.  On July 1, 2008, the City of Jacksonville filed a first amended complaint.  The proposed first amended complaint asserts only a declaratory judgment claim related to the defendants’ alleged liability for tourist development taxes and/or convention development taxes.  On July 15, 2008, the defendants moved to dismiss and to strike the amended complaint.  On July 30, 2008, the plaintiff filed a motion to amend its complaint.  On February 25, 2009, the court granted plaintiff’s motion for leave to amend its complaint.  On March 10, 2009, plaintiff filed its first amended complaint and, on April 24, 2009, the defendants answered the first amended complaint.  The parties are currently conducting discovery.

The City of Goodlettsville, Tennessee, et al. v. priceline.com Incorporated, et al.:  On June 2, 2008, a putative class action was filed in the United States District Court for the Middle District of Tennessee by the City of Goodlettsville and the City of Brentwood, Tennessee on behalf of themselves and a putative class of Tennessee political subdivisions that impose an occupancy tax.  In addition to the tax claims, the complaint also asserts claims for unjust enrichment and conversion.  On August 7, 2008, the defendants moved to dismiss the complaint.   On Oct. 2, 2008, the City of Brentwood, Tennessee voluntarily dismissed its claims, and the case will proceed with the City of Goodlettsville as the sole plaintiff.  On March 31, 2009, the court denied defendants’ motion to dismiss.  On April 24, 2009, defendants answered the complaint.  On December 21, 2009, the plaintiff moved for class certification, and the defendants opposed on February 4, 2010.  The parties are currently conducting discovery.

The Township of Lyndhurst, New Jersey v. priceline.com Incorporated, et al.:  On June 18, 2008, a putative class action was filed in the United States District Court for the District of New Jersey by the Township of Lyndhurst on behalf of itself and a putative class of New Jersey political subdivisions that impose hotel occupancy taxes.  In addition to the tax claims, the complaint also asserts claims for unjust enrichment, conversion, a constructive trust, and a declaratory judgment.  On August 19, 2008, the defendants moved to dismiss the complaint.  On March 18, 2009, the United States District Court for the District of New Jersey granted defendants’ motion to dismiss the complaint with prejudice on the grounds that plaintiff lacked standing to bring its claims.  On April 9, 2009, plaintiff filed a notice of appeal to the United States Circuit Court of Appeal for the Third Circuit.  On July 6, 2009, plaintiff filed their appellate brief.  The defendants’ answering brief was filed on August 5, 2009, and the Township’s reply brief was filed on August 19, 2009.  The Court of Appeal has elected to decide the appeal without oral argument; the appeal remains pending.

County of Monroe, Florida v. Priceline.com, Inc. et al:  On January 12, 2009, the County filed a purported class action complaint in the United States District Court for the Southern District of Florida. In addition to claims with respect to the application of the Tourist Development Tax, the complaint also asserted claims for conversion, unjust enrichment and injunctive relief.  On March 30, 2009, the Court dismissed the action because a scheduling report had not been submitted to the Court.  Thereafter, on April 16, 2009, the plaintiff filed another complaint making the same substantive allegations made in its previous complaint.  On April 24, 2009, defendants moved to dismiss.  The court granted in part, and denied in part, defendants’ motion to dismiss on December 17, 2009 by dismissing the plaintiff’s claim for injunctive relief. On December 31, 2009, the defendants answered the amended complaint.  On January 4, 2010, plaintiff filed a motion for class certification.  Defendants filed an opposition to class certification on January 14, 2010; and plaintiff’s reply was filed on January 22, 2010.  The court has set a trial date of July 19, 2010.  The parties are currently conducting discovery.

County of Genesee, MI, et al. v. Hotels.com LP, et al.:  On February 24, 2009, the County filed a purported class action on behalf of itself and three other Michigan counties in the Circuit Court for the County of Ingham. The complaint asserts claims for violation of hotel tax statutes and ordinances, conversion, and unjust enrichment, and seeks imposition of a constructive trust and declaratory judgment.  On June 29, 2009, defendants filed a motion to dismiss the complaint.  Plaintiffs’ response to the motion was filed August 14, 2009.  Oral argument on the motion was held August 21, 2009.  On August 31, 2009, the court denied defendants’ motion to dismiss the complaint.  On September 21, 2009, defendants answered the complaint.  The parties are presently conducting discovery.

Pine Bluff Advertising and Promotion Commission, Jefferson County, AR, et al. v. Hotels.com, LP, et al.: On September 30, 2009, Pine Bluff Advertising and Promotion  Commission, Jefferson County, Arkansas filed a purported class action complaint in the Circuit Court of Jefferson County, Arkansas seeking declaratory relief and monetary damages and alleging violations of accommodations tax laws and ordinances.  Defendants filed a motion to dismiss the complaint on December 4, 2009.  On January 19, 2010, the court granted defendants’ motion based on plaintiffs’ failure to timely file an opposition.  The plaintiff thereafter filed an opposition to the motion to dismiss on January 22, 2010, and requested that the court reconsider its dismissal of the action.

County of Lawrence v. Hotels.com, L.P., et al.:  On September 9, 2009, the County of Lawrence, Pennsylvania filed a purported class action complaint in the United States District Court for the Western District of Pennsylvania.  On November 17, 2009, the plaintiff voluntarily dismissed the federal case, but subsequently filed another complaint, on November 20, 2009, in the Court of Common Pleas of Lawrence County, Pennsylvania seeking declaratory and monetary damages relief, as well as alleging violations of the Pennsylvania hotel occupancy tax code, conversion and unjust enrichment.  The defendants’ response to the complaint is due March 9, 2010.

The Company intends to defend vigorously against the claims in all of the proceedings described above.

Actions Filed on Behalf of Individual Cities and Counties

Several cities, counties, municipalities and other political subdivisions across the country have filed actions relating to the collection of hotel occupancy taxes against the Company and other defendants, including, but not in all cases, Lowestfare.com LLC and Travelweb LLC, both of which are the Company’s subsidiaries, and Hotels.com, L.P.; Hotels.com GP, LLC; Hotwire, Inc.; Cheaptickets, Inc.; Cendant Travel Distribution Services Group, Inc.; Expedia, Inc.; Internetwork Publishing Corp. (d/b/a Lodging.com); Maupintour Holding LLC; Orbitz, Inc.; Orbitz, LLC; Site59.com, LLC; Travelocity.com, Inc.; Travelocity.com LP; and Travelnow.com, Inc.  In each, the complaint alleges, among other things, that each of these defendants violated each jurisdiction’s respective hotel occupancy tax ordinance with respect to the charges and remittance of amounts to cover taxes under each ordinance.  Each complaint typically seeks compensatory damages, disgorgement, penalties available by law, attorneys’ fees and other relief.  Such actions include:

City of Findlay v. Hotels.com, L.P., et al and City of Columbus, et al. v. Hotels.com, L.P., et al.:  On October 25, 2005, a putative class action complaint was filed in the Common Pleas Court of Hancock County, Ohio by the City of Findlay on behalf of itself and a putative class of Ohio cities, counties and townships that have enacted occupancy or excise taxes on lodging.  In addition to the tax claims, the complaint also asserts claims for violation of the Ohio Consumer Sales Practices Act, conversion, a constructive trust and a declaratory judgment.  On November 22, 2005, the Company and certain other defendants removed this action to the United States District Court for the Northern District of Ohio. On July 26, 2006, the court granted defendants’ motion to dismiss the Consumer Sales Practices Act claims and denied defendants’ motion to dismiss the remaining claims.  On August 8, 2006, a putative class action complaint was filed in the United States District Court for the Southern District of Ohio by the cities of Columbus and Dayton on behalf of themselves and a putative class of Ohio cities, counties and townships.  In addition to the tax claims, the complaint also asserts claims for unjust enrichment, money had and received, conversion, a constructive trust and a declaratory judgment.  On July 10, 2007, the court granted defendants’ motion to transfer the City of Columbus case to the United States District Court for the Northern District of Ohio, where the City of Findlay case is pending.  On July 23, 2007, the court granted defendants’ motion to dismiss the City of Columbus plaintiffs’ Consumer Sales Practices Act claims and denied defendants’ motion to dismiss the remaining claims.  On August 2, 2007, the City of Findlay filed a motion seeking leave to amend its complaint to withdraw its allegations seeking to assert class-wide claims.  On August 15, 2007, the court granted that motion and an amended complaint withdrawing those class allegations was filed.  On August 31, 2007, the defendants answered the City of Columbus complaint.  On September 4, 2007, the defendants answered the City of Findlay amended complaint.  On November 6, 2007, the court granted the parties’ joint motion to consolidate the City of Findlay action with the City of Columbus action for pre-trial purposes.  On February 19, 2008, the cities of Columbus, Dayton and Findlay moved to amend their respective complaints to drop all class action allegations and to add nine additional Ohio municipalities as plaintiffs.  That motion was granted on February 27, 2008, and the plaintiffs’ first amended consolidated complaint was filed that day.  On March 26, 2008, the defendants moved to dismiss the first amended consolidated complaint.  On June 19, 2008, the court denied the defendants’ motion.  On July 3, 2008, the defendants answered the first amended consolidated complaint.  On July 7, 2009, plaintiff amended the complaint to add Franklin County Convention Authority as a plaintiff.  On July 17, 2009, defendants moved to dismiss the new complaint.  The court denied the motion on November 2, 2009.  On October 23, 2009 defendants filed a motion to strike and/or exclude the plaintiffs’ expert.  On November 24, 2009 plaintiffs filed their opposition to defendants’ motion to strike and/or exclude their expert.  Defendants’ reply was filed on December 21, 2009.  That motion remains pending.

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

City of San Diego, California v. Hotels.com L.P., et al.:  On February 9, 2006, the City of San Diego, California filed a complaint in Superior Court for the County of San Diego, California.  In addition to the tax claims, the complaint also asserts unfair competition claims under Section 17200.  On March 31, 2006, the defendants filed a petition to coordinate this matter with the City of Los Angeles case (discussed above).  On July 12, 2006, that petition was granted, and, as a result, this case was coordinated with the City of Los Angeles action and will proceed in the Superior Court of Los Angeles.  As discussed above, on March 1, 2007, the court denied defendants’ previously-filed challenges to the City of Los Angeles’ second amended complaint on misjoinder grounds, which the parties deemed applicable to the City of San Diego’s complaint.  On January 17, 2007, the defendants filed challenges to the City of San Diego’s complaint on all issues other than misjoinder of defendants and claims.  On March 8, 2007, the City of San Diego filed an amended complaint.  On April 11, 2007, the defendants filed a renewed motion to dismiss the amended complaint.  On July 27, 2007, the court sustained the defendants’ challenges and dismissed the City’s amended complaint without prejudice to re-filing upon the exhaustion of the City’s mandatory administrative procedures for tax collection, and stayed the action pending such exhaustion.  The City is presently conducting those administrative procedures.

City of Atlanta, Georgia v. Hotels.com L.P., et al.:  On March 29, 2006, the City of Atlanta, Georgia filed a complaint in the Superior Court of Fulton County, Georgia.  In addition to tax claims, the complaint also asserts claims for a declaratory judgment, conversion, unjust enrichment, a constructive trust and a demand for an equitable accounting.  On June 5, 2006, certain defendants, including the Company and its subsidiaries, answered the complaint.  The parties proceeded to conduct discovery.  On October 12, 2006, as directed by the court, the defendants submitted briefs regarding the City of Atlanta’s failure to exhaust the administrative remedies dictated by Georgia law and its own ordinance.  On

December 12, 2006, the court dismissed the City of Atlanta’s action for lack of jurisdiction because the City of Atlanta failed to exhaust mandatory administrative remedies prior to bringing suit.  On January 10, 2007, the City of Atlanta filed a notice of appeal of the dismissal.  On October 26, 2007, the Georgia Court of Appeals affirmed the order of the Georgia Superior Court.  On November 5, 2007, the City moved for reconsideration of the October 26, 2007 opinion, and that motion was denied on November 13, 2007.  On December 10, 2007, the City filed a petition for certiorari with the Georgia Supreme Court. On May 20, 2008, the Georgia Supreme Court granted certiorari as to certain questions raised by plaintiff from the October 26, 2007 decision of the Georgia Court of Appeals affirming the dismissal of this action.  On September 8, 2008, the Georgia Supreme Court heard oral argument on that appeal.  On March 23, 2009, the Georgia Supreme Court reversed the lower court’s dismissal allowing the claim for declaratory relief to be returned to the lower court.  On April 7, 2009, the Georgia Supreme Court denied the Company’s and other defendants’ motion for reconsideration.  The Georgia Supreme Court remanded the case to the lower court on May 23, 2009.  On October 23, 2009, the City filed its first amended complaint.  On November 30, 2009, the defendants filed an answer to the amended complaint.  Dispositive motions must be filed on or before March 1, 2010.

City of Charleston, South Carolina v. Hotel.com, et al.:  On April 26, 2006, the City of Charleston, South Carolina filed a complaint in the Court of Common Pleas, Ninth Judicial Circuit of South Carolina.  In addition to the tax claims, the complaint also asserts claims for conversion, a constructive trust and a demand for a legal accounting.  On May 31, 2006, defendants removed the case to the United States District Court for the District of South Carolina, Charleston Division.  On July 7, 2006, the defendants answered the complaint.  On January 23, 2007, the City of Charleston moved to amend the complaint to assert claims arising under the South Carolina Unfair Trade Practices Act.   On April 23, 2007, the court granted plaintiff’s motion for leave to amend its complaint to assert claims arising under the South Carolina Unfair Trade Practices Act, and plaintiff amended its complaint to assert such claims on May 14, 2007.  On April 26, 2007, the court granted defendants’ unopposed motion to consolidate this case with Town of Mount Pleasant (discussed below).  On June 4, 2007, the defendants moved to dismiss the amended complaint.  On November 5, 2007, the court denied that motion.  A trial date has been set for June 17, 2010, with dispositive motion practice and mediation anticipated prior to that date.

Town of Mount Pleasant, South Carolina v. Hotels.com, et al.:  On May 23, 2006, the Town of Mount Pleasant, South Carolina filed a complaint in the Court of Common Pleas, Ninth Judicial Circuit of South Carolina.  On July 21, 2006, the defendants removed the case to the United States District Court for the District of South Carolina, Charleston Division.  On September 15, 2006, the defendants answered the complaint.  On January 22, 2007, the Town of Mount Pleasant moved to amend the complaint to assert claims arising under the South Carolina Unfair Trade Practices Act.  On April 23, 2007, the court granted plaintiff’s motion for leave to amend its complaint to assert claims arising under the South Carolina Unfair Trade Practices Act, and plaintiff amended its complaint to assert such claims on May 14, 2007.  On April 26, 2007, the court granted defendants’ unopposed motion to consolidate this case with City of Charleston (discussed above).  On June 4, 2007, the defendants moved to dismiss the amended complaint.  On November 5, 2007, the court denied that motion.  On November 30, 2007, the defendants answered the amended complaint.  A trial date has been set for June 17, 2010, with dispositive motion practice and mediation anticipated prior to that date.

City of North Myrtle Beach, South Carolina v. Hotels.com, LP, et al.:  On August 28, 2006, the City of North Myrtle Beach, South Carolina filed a complaint in the Court of Common Pleas, Fifteenth Judicial Circuit of South Carolina.  On October 27, 2006, the Company and certain other defendants removed the case to the United States District Court for the District of South Carolina, Florence Division.  On December 1, 2006, the defendants filed their motion to dismiss the complaint.  On September 30, 2007, the court denied that motion.  On January 29, 2008, the City of North Myrtle Beach moved to amend its complaint to assert claims arising under the South Carolina Unfair Trade Practices Act.   On June 25, 2008, the court granted the plaintiff’s motion to amend its complaint to assert claims arising under the South Carolina Unfair Trade Practices Act.  On August 1, 2008, the plaintiff filed an amended complaint asserting claims arising under the South Carolina Unfair Trade Practices Act.  On August 15,

2008, the defendants answered the amended complaint.  A trial date has been set for June 7, 2010, with dispositive motion practice and mediation anticipated prior to that date.

Wake County v. Hotels.com, LP, et al.; Dare County v. Hotels.com, LP, et al.; Buncombe County v. Hotels.com, LP, et al., and Mecklenburg County v. Hotels.com LP, et al.:  On November 3, 2006, Wake County, North Carolina filed a complaint in the General Court of Justice, Superior Court Division, Wake County, North Carolina.  In addition to the claim for Room Occupancy Taxes, the complaint also asserted claims for a declaratory judgment, an injunction, conversion, imposition of a constructive trust, an accounting, violation of North Carolina General Statute § 75-1, et seq., and breach of agency duties and statutory penalties. On January 31, 2007, the defendants moved to dismiss this action.  On February 1, 2007, the defendants moved to designate the case as a complex business case subject to the jurisdiction of the North Carolina Business Court, to which plaintiff consented and the case was transferred to the Business Court.   On January 26, 2007, Dare County, North Carolina filed a complaint in the same court alleging the same claim.  On February 1, 2007, Buncombe County, North Carolina filed a complaint in the same court.  The Buncombe complaint seeks a declaratory judgment that the defendants are liable for occupancy taxes, as well as supplemental relief including, without limitation, an accounting and a determination of the amount of taxes due but unpaid.  On April 4, 2007, the Wake County, Buncombe County and Dare County actions were consolidated for pre-trial purposes, and the following discussion applies to all four actions.  On May 7, 2007, the defendants moved to dismiss the Dare County and Buncombe County actions.  On November 19, 2007, the court granted in part and denied in part the motions to dismiss the three actions.  The court dismissed all claims for conversion, all claim for violation of North Carolina General Statute § 75-1, et seq.  The remaining claims brought by the other three plaintiffs survived the defendants’ motions.  On January 14, 2008, Mecklenburg County filed a complaint in the General Court of Justice, Superior Court Division, Mecklenburg County, North Carolina.  In addition to the claim for room occupancy taxes, the complaint also asserted claims for a declaratory judgment, an injunction, conversion, imposition of a constructive trust, an accounting, violation of North Carolina General Statute § 75-1, et seq., and breach of agency duties and statutory penalties.  On February 19, 2008, the Mecklenburg action was consolidated with the Dare, Mecklenburg and Wake County actions for pre-trial purposes.  On March 26, 2008, defendants moved to dismiss the Mecklenburg action.  On May 15, 2008, the court granted in part and denied in part the motion to dismiss.  The parties are currently completing discovery.

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

City of Houston, Texas v. Hotels.com, LP., et al.:  On March 5, 2007, the City of Houston, Texas filed a petition (i.e., a complaint) in the District Court of Harris County, Texas.  In addition to the claim for violation of the Houston hotel occupancy tax ordinance, the petition also asserted claims for conversion, constructive trust, civil conspiracy, and a legal accounting.  On April 30, 2007, the defendants filed special exceptions, seeking to dismiss the petition.  On July 5, 2007, the court denied in part and granted in part the defendants’ challenges to the complaint.  The court denied the challenges relating to the adequacy of the plaintiff’s allegations, but granted those that would require the plaintiff to state with specificity the maximum amount of damages claimed.  On October 2, 2007, the City of Houston filed an amended petition adding the Harris County Sports Authority as a plaintiff.  On October 15, 2007, the Company and the other defendants filed renewed challenges to the complaint and affirmative defenses.  On November 19, 2007, the court granted those special exceptions. On January 22, 2008, the plaintiffs filed a second amended petition.  On February 4, 2008, the Company and the defendants filed renewed challenges to the petition and moved to dismiss the action.  On March 13, 2008, the court dismissed the action.  On April 14, 2008, the plaintiffs filed a motion seeking to have their petition reinstated, which was granted on May 27, 2008.  On November 23, 2009, defendants moved for summary judgment on all of plaintiffs’ claims.  The court granted defendants’ motion for summary judgment in its entirety and dismissed the action with prejudice on January 19, 2010.

City of Oakland, California v. Hotels.com, L.P., et al.:  On June 29, 2007, the City of Oakland, California filed a complaint in the United States District Court for the Northern District of California.  In addition to the claim for violation of the City of Oakland’s Transient Tax Ordinance, the complaint also asserted unfair competition claims under California Business and Professions Code § 17200, et seq., and claims for conversion, unjust enrichment, punitive damages, a constructive trust and a declaratory judgment.  On September 18, 2007, the defendants moved to dismiss the complaint.  On November 6, 2007, the court granted the defendants’ motion and dismissed the City of Oakland’s complaint with prejudice for the City’s failure to exhaust its mandatory administrative procedures for tax collection.  On December 5, 2007, the City of Oakland filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit.  On July 16, 2008, the Company and Lowestfare.com LLC received audit notices from the City.  On August 4, 2008, the Company and Lowestfare.com LLC responded and requested a hearing before the City’s Business Tax Board of Review.  On July 17, 2009, the U.S. Court of Appeals for the Ninth Circuit affirmed the dismissal of the case for failure to exhaust administrative remedies, but ruled that the action should have been dismissed without prejudice, rather than with prejudice.  The case was therefore remanded.  Plaintiff’s time to appeal dismissal expired on October 14, 2009.  The City is proceeding with administrative proceedings.

City of Baltimore, Maryland v. Priceline.com, Inc., et al.:  On December 10, 2008, the City of Baltimore, Maryland filed a complaint in the United States District Court for the District of Maryland.  In addition to claims for declaratory and injunctive relief with respect to the application of the City’s Hotel Room Tax, the complaint also asserted claims for conversion, unjust enrichment, assumpsit, constructive trust, and punitive damages.  On March 16, 2009, the defendants moved to dismiss the complaint.  On June 1, 2009, the court denied the motion.  The parties are proceeding with discovery.

County Commissioners of Worcester, Maryland v. Priceline.com, Inc., et al.:  On January 6, 2009, the County Commissioners of Worcester, Maryland filed a complaint in the United States District Court for the District of Maryland.  In addition to the claim for violation of the County’s Hotel Room Tax, the complaint also asserted claims for conversion, unjust enrichment, and assumpsit.  On March 16, 2009, the defendants moved to dismiss the complaint.  On June 2, 2009, the court denied the motion.  On June 15, 2009, defendants filed a motion for reconsideration, which was denied on July 21, 2009.  The parties are proceeding with discovery.

City of Bowling Green, KY v. Hotels.com LP et al.:  On March 10, 2009, the City of Bowling Green filed a complaint in Warren Circuit Court in the Commonwealth of Kentucky against the Company and other defendants.  The complaint asserts claims for violation of the Uniform Transient Room Ordinances, unjust enrichment, money had and received, and conversion, and seeks imposition of a constructive trust and declaratory judgment.  On May 21, 2009, defendants moved to dismiss the complaint.  A hearing on the motion took place on September 9, 2009, and the matter was taken under submission by the court.  The parties are awaiting the court’s decision on the motion to dismiss.

St. Louis County, Missouri v. Prestige Travel, Inc. et al.:  On July 6, 2009, St. Louis County, Missouri filed a complaint in the Circuit Court of St. Louis County, Missouri.  The complaint sought declaratory relief and monetary damages relating to the state and county’s transient guests tax, as well as alleging a claim for conversion.  On September 18, 2009, an amended complaint was filed adding St. Louis Convention & Visitors Commission as a plaintiff.  Defendants filed a motion to dismiss the complaint on November 30, 2009 and the parties are presently conducting discovery.

The Village of Rosemont, Illinois v. Priceline.com, Inc., et al.:  On July 23, 2009, the Village of Rosemont, Illinois filed a complaint in the United States District Court for the Northern District of Illinois. In addition to claims for injunctive relief and monetary damages with respect to the application of the Village Hotel Tax, the complaint also asserted claims for unjust enrichment and conversion.  Defendants filed a motion to dismiss the complaint on October 9, 2009.  Plaintiffs opposed defendants’ motion to dismiss on November 4, 2009.  Oral argument was heard on the motion on January 15, 2010.  The parties are awaiting the court’s decision on the motion to dismiss and are presently conducting discovery.

Palm Beach County, Florida v. Priceline.com, Inc., et al.:  On July 30, 2009, Ann Gannon, purportedly in her capacity as Palm Beach County Tax Collector and on behalf of Palm Beach County, Florida, filed a complaint in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida.  The complaint seeks declaratory judgment and monetary damages relating to the County’s tourist development taxes.  The County thereafter filed an amended complaint on December 1, 2009 making the same substantive claims.  On January 8, 2010, defendants filed an answer to the amended complaint.

Brevard County, Florida v. Priceline.com Inc., et al.:  On October 2, 2009, Brevard County filed a complaint in the United State District Court for the Middle District of Florida.  The complaint sought injunctive relief and monetary damages relating to the County’s tourist development taxes, as well as claims of unjust enrichment and conversion.   Defendants filed a motion to dismiss the complaint on December 7, 2009.  On January 4, 2010, the plaintiff voluntarily dismissed its claim for injunctive relief.  The parties are awaiting the court’s decision on the remaining parts of defendants’ motion to dismiss.

Leon County, et al. v. Expedia, Inc., et al.:  On November 5, 2009, Leon County, Florida, five other Florida counties, and certain individual tax collectors for some of the counties filed a complaint in the Circuit Court of the Second Judicial Circuit, in and for Leon County, Florida.  The complaint seeks injunctive relief and monetary damages relating to the County’s tourist development taxes.  Defendants filed a motion to dismiss the complaint on January 19, 2010.  The plaintiffs indicated that they intend to amend the complaint by dropping their claims for monetary damages.  The Court has not yet scheduled a hearing date on defendants’ motion.

Leon County v. Expedia, Inc. et al.:  On December 22, 2009, Leon County filed a complaint in the Circuit Court of the Second Judicial Circuit, in and for Leon County, Florida.  It also names the Florida Department of Revenue as a defendant.  The complaint seeks declaratory relief and monetary damages relating to the Florida transient rental tax.  The defendants’ motion to dismiss was filed on February 10, 2010.

City of Birmingham, et al. v. Orbitz, Inc., et al.:  On December 11, 2009, the City of Birmingham and eight other Alabama cities, and the Birmingham-Jefferson Civic Center Authority filed a complaint in the Circuit Court of Jefferson County.  The complaint seeks declaratory judgment regarding defendants’ alleged obligation to remit lodging tax to each named jurisdiction.  Defendants’ answer to the complaint is due on February 19, 2010.

The Company has also been informed by counsel to the plaintiffs in certain of the aforementioned actions that various, undisclosed municipalities or taxing jurisdictions may file additional cases against it, Lowestfare.com LLC and Travelweb LLC in the future.  Some municipalities or taxing jurisdictions have sent the Company and/or its subsidiaries tax notices or demands, including Brunswick County and Stanly County, North Carolina; and the City of North Little Rock, Arkansas.

The Company intends to defend vigorously against the claims in all of the proceedings described above.

Judicial Actions Relating to Assessments Issued by Individual Cities and Counties

After administrative remedies have been exhausted, the Company may seek judicial review of assessments issued by an individual city or county.

Priceline.com, Inc. et al. v. Broward County, Florida:  In May 2008, the Company (including Travelweb LLC) received assessments from the County.  On June 19, 2008, the Company submitted formal protests of the assessments and on November 13, 2008, its protests were denied.  On January 13, 2009, the Company filed suit in the Circuit Court of the Second Judicial Circuit, in and for Leon County, Florida, against the County and the Florida Department of Revenue challenging the assessments.  The County and the Department of Revenue answered and filed a counterclaim on February 2, 2009.  In addition to claims for injunctive relief with respect to the County’s tourist development tax, the counterclaim also asserted claims for breach of fiduciary duty, conversion and statutory civil theft.  The counterclaim defendants moved to dismiss the counterclaims and to strike the affirmative defenses on February 23, 2009, and the Company responded on March 24, 2009.  On March 3, 2009, defendant Broward County moved to consolidate the action with an action captioned Orbitz, LLC, Internetwork Publishing Corp., d/b/a Lodging.com v. Broward County, Florida and Florida Department of Revenue, Case No. 2009 CA 000126.  Although the Company opposed the motion to consolidate, on May 13, 2009, the case was consolidated with other cases filed by online travel companies.  On August 25, 2009, the Company filed its complaint in the CA 000126 action.  On October 30, 2009, the Company joined in a motion to dismiss counterclaims filed by other defendants; on November 23, 2009, Broward County filed its response to that motion and its first amended answer, defenses and counterclaims.  On December 15, 2009, the Company and other plaintiffs filed a motion to dismiss and motion to strike the County’s first amended answer, defenses, and counterclaim to the Orbitz defendants’ August 25, 2009.  The parties are awaiting the court’s decision on the pending motion.

Priceline.com Inc. et al. v. City of Anaheim et al.:  In May 2008, the Company, Travelweb LLC and Lowestfare.com LLC received assessments from the City of Anaheim, California.  On June 2, 2008, the Company submitted formal protests of the assessments.  On February 6, 2009, the City-appointed hearing officer issued a ruling upholding the determination that the Company was liable for the Transient Occupancy Tax, but reducing the amounts of the assessments issued.  On February 11, 2009, the Company and Travelweb LLC filed suit in Superior Court of the State of California, County of Orange, against the City and the hearing officer challenging the assessments and the liability determination.

On February 18, 2009, the Company and Travelweb LLC joined a motion filed by Expedia, Inc. seeking a ruling that the plaintiffs do not have to pay the amounts assessed by the City until resolution of the matter by the courts.  On February 26, 2009, the City moved to dismiss on the basis that plaintiffs had not paid the assessed amounts prior to filing the action.  On March 30, 2009, the court ruled that the Company, Expedia, and others did not have to pay the assessed amount as a precondition to bringing suit in the courts.  On March 25, 2009, plaintiffs moved to consolidate the case with the City of Los Angeles case.  On April 17, 2009, the City answered the petition and complaint and filed a cross complaint asserting claims for conversion, and violations of the California Civil Code.  The cross-complaint also sought imposition of a constructive trust, and seeks injunctive relief based upon alleged violations of the transient occupancy tax.  On May 4, 2009, the case was consolidated with the City of Los Angeles case.

On July 15, 2009, the City filed a motion for denial of the Company’s petition to overturn the decision of the tax hearing officer.  On September 21, 2009, the Company and other online travel companies filed a motion for judgment granting that relief.  On February 1, 2010, the court granted the online travel companies’ motion for judgment to set aside the hearing officer’s determination and denied the City’s competing application to dismiss the complaint.  The City may file a notice of appeal of the court’s order.

On September 17, 2009, the City filed a motion for summary adjudication; that briefing presumably is moot in light of the court’s decision described above.

In addition, in connection with this proceeding, on May 22, 2009, the City filed a petition seeking appellate review of the order on the “pay first” issue; opposition and reply briefs followed.  On June 11, 2009, the Court of Appeal denied the City’s petition.  On June 18, 2009, the City filed a petition for review with California Supreme Court on the “pay first” issue; opposition was filed on July 9, 2009.   On November 24, 2009, the Court of Appeal denied the City’s petition to overturn the denial of the City’s challenge to the Superior Court action on pay first grounds.  The City filed a petition for review from the California Supreme Court on December 29, 2009.  The Company and the other parties to the suit filed an answer to the petition for review on January 19, 2010.

Also in connection with this matter, in separate proceedings initiated on September 11, 2008 in the California Superior Court for the County of Orange, the Company, along with other online travel companies, challenged the City’s use of contingency fee counsel in transient occupancy tax proceedings.  On October 31, 2008, the court denied that petition.  The Company and the other online travel companies appealed that ruling to the California Court of Appeal, Fourth Appellate District; the parties’ briefing on the appeal was completed on May 12, 2009.  Oral argument was heard on October 19, 2009.  On January 5, 2010, the appellate court affirmed the lower court’s ruling denying the petition.

Priceline.com, Inc. v. Indiana Department of State Revenue:  On May 5, 2008, the Indiana Department of State Revenue issued a proposed assessment purportedly based on a Gross Retail Tax and County Innkeeper’s Tax, which the Company protested on June 18, 2008.  On November 24, 2008, the department denied the protest and subsequently, on January 30, 2009, denied the Company’s motion for a rehearing.  On March 30, 2009, the Company filed a petition in the Indiana Tax Court appealing the department’s final determination.  The parties are presently conducting discovery.

Priceline.com, Inc. et al. v. City of San Francisco, California, et al.:  On October 31, 2008, the City and County of San Francisco issued an assessment which the Company appealed through the administrative process.  On May 15, 2009, the Company was assessed approximately $3.4 million, which includes interest and penalties, for hotel occupancy tax from January 1, 2000 to September 30, 2008.  On June 11, 2009, the Company filed a petition to overturn the administrative determination and a complaint for declaratory relief in San Francisco Superior Court challenging the assessment.  On July 16, 2009, the Company paid the assessment and charged the amount against its reserve for hotel occupancy and other taxes.  On August 4, 2009, the Company filed an administrative refund claim.  On August 31, 2009, the Company filed an amended petition and an amended complaint for declaratory judgment. On December 11, 2009, the Company filed a second amended complaint.  The City filed a challenge to the second amended complaint on January 19, 2010.  The parties are presently conducting discovery.

Priceline.com, Inc. v. Miami-Dade County, Florida, et al.:  On September 2, 2008, Miami-Dade County issued an assessment totaling about $506,000, which includes interest and penalties for tourist and convention development tax from March 20, 2002 through January 2007.  The Company filed an informal protest on August 11, 2009, which was denied on October 21, 2009.  On December 18, 2009, the Company filed a complaint in the Circuit Court of the Second Judicial Circuit, in and for Leon County, Florida against Miami-Dade County, Florida and the Florida Department of Revenue seeking to invalidate the assessment.  On January 21, 2010, Miami-Dade County answered and asserted counterclaims against the Company.  In addition to claims for declaratory and injunctive relief with respect to the County’s tourist development tax and state’s transient sales tax, the counterclaim also asserts claims for breach of fiduciary duty, unjust enrichment and conversion.  The Company’s response date to the counterclaim is February 26, 2010.

The Company intends to prosecute vigorously its claims in these actions.

Consumer Class Actions

Two purported class actions brought by consumers were pending against the Company:

Marshall, et al. v. priceline.com, Inc.:  On February 17, 2005, a putative class action complaint was filed in the Superior Court of the State of Delaware for New Castle County by Jeanne Marshall and three other individuals on behalf of themselves and a putative class of allegedly similarly situated consumers nationwide against the Company.  The complaint alleged that the Company violated the Delaware Consumer Fraud Act, Del. Code Ann. Tit. 6, § 2511, et seq., relating to its disclosures and charges to customers to cover taxes under city hotel occupancy tax ordinances nationwide, and service fees.  The Company moved to dismiss the complaint on April 21, 2005.  On June 10, 2005, plaintiffs filed an amended complaint that asserts claims under the Delaware Consumer Fraud Act and for breach of contract and the implied duty of good faith and fair dealing.  On October 31, 2006, the court granted in part and denied in part the Company’s motion to dismiss.  The court dismissed all claims arising under the Delaware Consumer Fraud Act.  The court also dismissed all claims for breach of contract and the implied duty of good faith and fair dealing that relate to the Company’s charges for service fees.  The court denied the Company’s motion to dismiss the breach of contract and implied duty of good faith and fair dealing claims as they relate to the Company’s charges to consumers to cover taxes under city hotel occupancy tax ordinances.  On February 1, 2008, two of the four plaintiffs voluntarily dismissed their claims against the Company.  On February 29, 2008, the remaining plaintiffs moved for leave to amend their complaint to assert additional claims for breach of contract and the implied duty of good faith and fair dealing alleging that the Company included a hidden fee within the room rate charge.  On August 28, 2008, the court granted plaintiffs’ motion for leave to amend.  The plaintiffs filed their second amended complaint on September 12, 2008, and the Company answered that complaint on September 26, 2008.  The parties’ summary judgment motions have been submitted and a hearing was held in January 2009; the Company is awaiting the court’s ruling.

Chiste, et al. v. priceline.com Inc., et al.:  On December 11, 2008, a putative class action was filed by plaintiff Matthew R. Chiste and two other individuals on behalf of themselves and a putative class of allegedly similarly situated consumers nationwide against the Company, Lowestfare.com, Inc. and Travelweb, LLC.  The complaint alleges the defendants overcharge consumers by collecting Hotel Occupancy and sales taxes over and above that necessary to pay the actual taxes on the hotel room reserved by the customer.  The complaint asserts claims for deceptive business practices, declaratory and injunctive relief, conversion, breach of fiduciary duty, and breach of contract.  Defendants moved to dismiss the complaint on March 6, 2009.  Briefing was completed on July 3, 2009.  The parties are awaiting the court’s decision.

The Company intends to defend vigorously against the claims in all of the proceedings described above.

Administrative Proceedings and Other Possible Actions

At various times the Company has also received inquiries or proposed tax assessments from municipalities and other taxing jurisdictions relating to the Company’s charges and remittance of amounts to cover state and local hotel occupancy and other related taxes.  Among others, the City of Philadelphia, Pennsylvania, the City of Phoenix, Arizona, and state tax officials from Texas, Wisconsin and Pennsylvania have begun formal or informal administrative procedures or stated that they may assert claims against the Company relating to allegedly unpaid state or local hotel occupancy or related taxes.  Since late 2008, the Company has received audit notices from more than forty cities in the state of California.  The Company is engaged in audit proceedings in each of those cities.  The Company has also been contacted for audit by five counties in the state of Utah and by Osceola County Florida.

Other Recent Developments

On June 29, 2009, the City of New York amended its hotel occupancy tax ordinance, effective September 1, 2009, purporting to impose obligations and liability on third party intermediaries, including online travel companies, for tax on the amounts (including booking and service fees) charged by such intermediaries relating to a room reservation.  The hotel occupancy tax rate for New York City in the amended statute is 5.875%.  The Company evaluated the amended ordinance and has begun to collect and remit tax in accordance therewith.  Concurrent with its compliance with the revised ordinance, the Company joined in the lawsuit Expedia, Inc. et al. v. City of New York Department of Finance, et al., asserting its legal objections to the revised ordinance.

Litigation Related to Securities Matters

On March 16, March 26, April 27, and June 5, 2001, respectively, four putative class action complaints were filed in the U.S. District Court for the Southern District of New York naming priceline.com, Inc., Richard S. Braddock, Jay Walker, Paul Francis, Morgan Stanley Dean Witter & Co., Merrill Lynch, Pierce, Fenner & Smith, Inc., BancBoston Robertson Stephens, Inc. and Salomon Smith Barney, Inc. as defendants (01 Civ. 2261, 01 Civ. 2576, 01 Civ. 3590 and 01 Civ. 4956).  Shives et al. v. Bank of America Securities LLC et al., 01 Civ. 4956, also names other defendants and states claims unrelated to the Company.  The complaints allege, among other things, that the Company and the individual defendants violated the federal securities laws by issuing and selling priceline.com common stock in its March 1999 initial public offering without disclosing to investors that some of the underwriters in the offering, including the lead underwriters, had allegedly solicited and received excessive and undisclosed commissions from certain investors.  By Orders of Judge Mukasey and Judge Scheindlin dated August 8, 2001, these cases were consolidated for pre-trial purposes with hundreds of other cases, which contain allegations concerning the allocation of shares in the initial public offerings of companies other than the Company.  By Order of Judge Scheindlin dated August 14, 2001, the following cases were consolidated for all purposes:  01 Civ. 2261; 01 Civ. 2576; and 01 Civ. 3590.  On April 19, 2002, plaintiffs filed a Consolidated Amended Class Action Complaint in these cases.  This Consolidated Amended Class Action Complaint makes similar allegations to those described above but with respect to both the Company’s March 1999 initial public offering and its August 1999 second public offering of common stock.  The named defendants are priceline.com, Inc., Richard S. Braddock, Jay S. Walker, Paul E. Francis, Nancy B. Peretsman, Timothy G. Brier, Morgan Stanley Dean Witter & Co., Goldman Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith, Inc., Robertson Stephens, Inc. (as successor-in-interest to BancBoston), Credit Suisse First Boston Corp. (as successor-in-interest to Donaldson Lufkin & Jenrette Securities Corp.), Allen & Co., Inc. and Salomon Smith Barney, Inc.  Priceline.com, Richard Braddock, Jay Walker, Paul Francis, Nancy Peretsman, and Timothy Brier, together with other issuer defendants in the consolidated litigation, filed a joint motion to dismiss on July 15, 2002.  On November 18, 2002, the cases against the individual defendants were dismissed without prejudice and without costs.  In addition, counsel for plaintiffs and the individual defendants executed Reservation of Rights and Tolling Agreements, which toll the statutes of limitations on plaintiffs’ claims against those individuals.  On

February 19, 2003, Judge Scheindlin issued an Opinion and Order granting in part and denying in part the issuer’s motion.  None of the claims against the Company was dismissed.  On June 26, 2003, counsel for the plaintiff class announced that they and counsel for the issuers had agreed to the form of a Memorandum of Understanding (the “Memorandum”) to settle claims against the issuers.  The terms of that Memorandum provide that class members will be guaranteed $1 billion in recoveries by the insurers of the issuers and that settling issuer-defendants will assign to the class members certain claims that they may have against the underwriters.  Issuers also agree to limit their abilities to bring certain claims against the underwriters.  If recoveries in excess of $1 billion are obtained by the class from any non-settling defendants, the settling defendants’ monetary obligations to the class plaintiffs will be satisfied; any amount recovered from the underwriters that is less than $1 billion will be paid by the insurers on behalf of the issuers.  The Memorandum, which is subject to the approval of each issuer, was approved by a special committee of the Company’s Board of Directors on Thursday, July 3, 2003.  Thereafter, counsel for the plaintiff class and counsel for the issuers agreed to the form of a Stipulation and Agreement of Settlement with Defendant Issuers and Individuals (“Settlement Agreement”).  The Settlement Agreement implements the Memorandum and contains the same material provisions.  On June 11, 2004, a special committee of the priceline.com Board of Directors authorized its counsel to execute the Settlement Agreement on behalf of the Company.  The Settlement Agreement was submitted to the Court for approval.  Subsequently, the Second Circuit reversed the District Court’s granting of class certification in certain of the related class actions.  As a result, the parties entered into a stipulation and order dated June 25, 2007 which terminated the Settlement Agreement.  After extensive negotiations, the parties reached a comprehensive settlement on or about March 30, 2009.  On April 2, 2009, plaintiffs filed a Notice of Motion for Preliminary Approval of Settlement.  On June 9, 2009, the court granted the motion and scheduled the hearing for final approval for September 10, 2009.  The settlement, previously approved by a special committee of the Company’s Board of Directors, compromised the claims against the Company for approximately $0.3 million. The court issued an order granting final approval of the settlement on October 5, 2009.  Notices of appeal of the Court’s order have been filed with the Second Circuit.  These appeals are still pending.

The Company intends to defend vigorously against the claims in all of the proceedings described in this Note 17.  The Company has accrued for certain legal contingencies where it is probable that a loss has been incurred and the amount can be reasonably estimated.  Except as disclosed, such amounts accrued are not material to the Company’s Consolidated Balance Sheets and provisions recorded have not been material to the Company’s consolidated results of operations.  The Company is unable to estimate the potential maximum range of loss.

From time to time, the Company has been, and expects to continue to be, subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of third party intellectual property rights.  Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources, divert management’s attention from the Company’s business objectives and could adversely affect its business, results of operations, financial condition and cash flows.

Employment Contracts

The Company has employment agreements with certain members of senior management that provide for cash severance payments of up to approximately $18 million, accelerated vesting of equity instruments, including without limitation, restricted stock, restricted stock units and performance share units upon, among other things, death or a termination without “cause” or “good reason”, as those terms are defined in the agreements, and a gross-up for the payment of “golden parachute” excise taxes.  In addition, certain of the agreements provide for the extension of health and insurance benefits after termination for periods of up to three years.

Operating Leases

The Company leases certain facilities and equipment through operating leases.  Rental expense for operating leases was approximately $7.8 million, $6.4 million and $4.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.  The Company’s executive, administrative, operating offices and network operations center are located in approximately 92,000 square feet of leased office space located in Norwalk, Connecticut.  The Company also leases approximately 46,000 square feet of office space in Grand Rapids, Michigan.  Booking.com Limited leases approximately 10,000 square feet of office space, primarily in Cambridge, England.  Booking.com B.V. leases approximately 148,000 square feet of office space, most significantly in Amsterdam, Netherlands, and in 20 other countries in support of its international operations.  Agoda leases approximately 22,000 square feet of office space in Bangkok, Thailand and in 9 other countries in support of its international operations.  Minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year have been translated into U.S. Dollars at the December 31, 2009 spot exchange rates, as applicable, and are as follows (in thousands):

2010	2011	2012	2013	2014	After 2014	Total
$20,320	$10,643	$5,496	$4,118	$1,278	$1,785	$43,640

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

Contingent Purchase Price

On November 6, 2007, the Company and a newly-formed, indirect wholly-owned subsidiary of the Company, acquired 100% of the total share capital of priceline.com Mauritius Company Limited (formerly known as the Agoda Company, Ltd.) (“Agoda”) and AGIP LLC.  The purchase price for the acquisition, including acquisition costs, consists of an initial purchase price payable by the Company in cash of approximately $16 million and up to an additional $141.6 million in cash, which is payable by the Company if Agoda achieves specified “gross bookings” and earnings targets from January 1, 2008 through December 31, 2010.  The contingent consideration, if any, related to this acquisition will be recorded to goodwill as an additional purchase price adjustment when the contingency is resolved.

On December 21, 2007, the Company acquired 100% of the total issued share capital of an online advertising company for approximately $4.1 million in cash, including acquisition costs.  The Company could be required to pay an additional amount of up to $3.8 million in cash each year from 2008 through 2010, if the acquired company achieves certain performance targets.  Based upon 2009 and 2008 results, the Company recorded a liability and increased goodwill by $2.5 million and $1.5 million in December 2009 and December 2008, respectively, to reflect this purchase price adjustment.

18.                                 BENEFIT PLAN

Priceline.com has a defined contribution 401(k) savings plan (the “Plan”) covering certain U.S. employees who are at least 21 years old. The Plan allows eligible employees to contribute up to 75% of their eligible earnings, subject to a statutorily prescribed annual limit.  All participants are fully vested in their contributions and investment earnings. As of January 1, 2007, the Company instituted a 50% match of employee contributions up to 6% of qualified compensation. The Company also maintains certain other defined contribution plans outside of the United States for which it provides 50% of the contributions for participating employees.   The Company’s matching contributions during the years ended December 31, 2009, 2008 and 2007 were approximately $1.5 million, $1.1 million and $0.9 million, respectively.

19.                                 GEOGRAPHIC INFORMATION

The geographic information is based upon the location of Company’s subsidiaries (in thousands).

	United States	The Netherlands	United Kingdom and Other	Total Company

2009
Revenues	$1,486,185	$558,410	$293,617	$2,338,212
Intangible assets, net	4,590	109,605	57,885	172,080
Goodwill	35,806	157,605	157,219	350,630
Other long-lived assets	270,005	6,923	11,645	288,573

2008
Revenues	$1,265,020	$406,230	$213,556	$1,884,806
Intangible assets, net	5,903	126,222	61,106	193,231
Goodwill	33,306	149,327	144,230	326,863
Other long-lived assets (as adjusted)	181,395	7,794	9,239	198,428

2007
Revenues	$1,036,830	$242,476	$130,103	$1,409,409
Intangible assets, net	6,091	88,566	88,091	182,748
Goodwill	29,427	91,806	165,926	287,159
Other long-lived assets (as adjusted)	244,837	9,051	11,254	265,142

20.                                 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
2009

Total revenues	$462,058	$603,741	$730,660	$541,753

Gross profit	208,330	305,238	434,006	313,189

Net income(1)	25,023	67,011	318,982	78,455

Net income applicable to common stockholders(1)	25,023	67,011	318,982	78,455

Net income applicable to common stockholders per basic common share	$0.61	$1.61	$7.49	$1.77

Net income applicable to common stockholders per diluted common share	$0.53	$1.38	$6.42	$1.55

(1)          The Company recorded non-cash tax benefits in the third and fourth quarters of 2009 of $181.9 million and $1.4 million, respectively.  See Note 16 for further details.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
2008

Total revenues	$403,180	$513,976	$561,609	$406,041

Gross profit	181,103	253,725	316,078	205,065

Net income, as adjusted(2)	14,197	50,992	86,289	34,146

Net income applicable to common stockholders, as adjusted(2)	13,776	49,838	84,486	34,146

Net income applicable to common stockholders per basic common share, as adjusted(2)	$0.36	$1.29	$2.13	$0.84

Net income applicable to common stockholders per diluted common share, as adjusted(2)	$0.28	$1.00	$1.74	$0.75

(2)          See Note 2 for further details.

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

Exhibit
Number	Description

2.1(m)	Share Sale and Purchase Agreement, dated July 14, 2005 by and between the Registrant, ACME Limited and Blue Sky Investments B.V.
2.2(o)	Articles of Association of priceline.com International Limited, as amended.
3.1(a)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(b)	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated June 13, 2003.
3.3(jj)	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated June 3, 2009.
3.4(kk)	Amended and Restated By-Laws of the Registrant.
4.1	Reference is hereby made to Exhibits 3.1, 3.2 and 3.3.
4.2(a)	Specimen Certificate for Registrant’s Common Stock.
4.3(a)	Amended and Restated Registration Rights Agreement, dated as of December 8, 1998, among the Registrant and certain stockholders of the Registrant.
4.4(b)	Registration Rights Agreement, dated as of August 1, 2003, among the Registrant and the initial purchasers named therein.
4.5(b)	Indenture, dated as of August 1, 2003, between the Registrant and American Stock Transfer & Trust Company, as Trustee (including the form of note contained therein).
4.6(b)	Supplemental Indenture, dated as of October 22, 2003, between the Registrant and American Stock Transfer & Trust Company, as Trustee.
4.7(d)	Second Supplemental Indenture, dated as of December 13, 2004, between the Registrant and American Stock Transfer & Trust Company, as Trustee.
4.8(c)	Registration Rights Agreement, dated as of June 28, 2004, among priceline.com Incorporated and the initial purchasers named therein.
4.9(c)	Indenture, dated as of June 28, 2004, between the Registrant and American Stock Transfer & Trust Company, as Trustee (including the form of note contained therein).
4.10(d)	First Supplemental Indenture, dated as of December 13, 2004, between the Registrant and American Stock Transfer & Trust Company, as Trustee.
4.11(b)	Certificate of Designation, Preferences and Rights of Series A Convertible Redeemable PIK Preferred Stock of the Registrant.
4.12(b)	Certificate of Designation, Preferences and Rights of Series B Redeemable Preferred Stock of the Registrant.

4.13(u)	Indenture, dated as of September 27, 2006, between priceline.com Incorporated and American Stock Transfer and Trust Company, as Trustee.
4.14(u)	Registration Rights Agreement, dated as of September 27, 2006, between priceline.com Incorporated and Goldman Sachs & Co., as representative of the Initial Purchasers.
4.15(w)	Indenture relating to New 1.00% Notes, dated as of November 6, 2006, between priceline.com Incorporated and American Stock Transfer and Trust Company, as Trustee.
4.16(w)	Indenture relating to New 2.25% Notes, dated as of November 6, 2006, between priceline.com Incorporated and American Stock Transfer and Trust Company, as Trustee.
10.1(a)+	1997 Omnibus Plan of the Registrant.
10.2(e)+	1999 Omnibus Plan of the Registrant, as amended.
10.3(f)+	Priceline.com 2000 Employee Stock Option Plan.
10.4(e)+	Form of Stock Option Grant Agreement.
10.5(e)+	Form of Restricted Stock Agreement for restricted stock grants to Board of Directors.
10.6(g)+	Form of Base Restricted Stock Agreement (U.S.).
10.7(g)+	Form of Base Restricted Stock Agreement (U.K.).
10.8(g)+	Form of Restricted Stock Agreement with covenants (U.S.).
10.9(g)+	Restricted Stock Agreement, dated February 1, 2005, between Jeffery H. Boyd and the Registrant.
10.10(h)+	Stock Option and Restricted Stock Agreement, dated November 20, 2000, by and between the Registrant and Robert Mylod Jr.
10.11(g)+	Restricted Stock Agreement, dated February 1, 2005, between Robert J. Mylod Jr. and the Registrant.
10.12(i)+	Employment Agreement, dated February 8, 2006, by and between the Registrant and Peter J. Millones.
10.13(i)+	Form of priceline.com Incorporated 1999 Omnibus Plan Restricted Stock Agreement for Non-Employee Directors.
10.14(j)*	Formation and Funding Agreement, dated as of March 17, 2000, by and between the Registrant and Alliance Partners, L.P.
10.15(k)	Restructuring Agreement, dated as of October 3, 2003, between Hutchison-Priceline Limited, Trio Happiness Limited and PCLN Asia, Inc.
10.16(k)	Amended and Restated Securityholders’ Agreement, dated as of October 3, 2003, among Hutchison-Priceline Limited, PCLN Asia, Inc. and Trio Happiness Limited.
10.17(k)	Master Agreement, dated as of November 20, 2003, between Credit Suisse First Boston International and the Registrant.
10.18(k)	Schedule to the Master Agreement, dated as of November 20, 2003 between Credit Suisse First Boston International and the Registrant.
10.19(k)	Letter Agreement, dated November 26, 2003, between Credit Suisse First Boston International and priceline.com Incorporated.
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

10.40(aa)	Pledge and Security Agreement dated as of September 26, 2007 by and among priceline.com Incorporated and JPMorgan Chase Bank, National Association.
10.41(aa)	Guaranty dated as of September 26, 2007 by each of the subsidiaries of priceline.com Incorporated and JPMorgan Chase Bank, National Association.
10.42(bb)*	Equity Purchase Agreement by and among priceline.com Mauritius Co. Ltd, priceline.com Incorporated and the shareholders of Agoda Company Ltd. and members of AGIP LLC dated November 6, 2007.
10.43(cc)+	Performance share unit agreement dated December 1, 2007.
10.44(dd)*+	Form of 2007 Performance Share Unit Agreement for awards under the 1999 Omnibus Plan, as amended, based on the performance of the Company’s consolidated operations.
10.45(dd)*+	Form of 2007 Performance Share Unit Agreement for awards under the 1999 Omnibus Plan, as amended, based on the performance of the Company’s domestic operations on an unconsolidated basis.
10.46(dd)*+	Form of 2007 Performance Share Unit Agreement for awards under the 1999 Omnibus Plan, as amended, based on the performance of Agoda Company Ltd., Agoda Company Pte. Ltd. and Agoda Services Co. Ltd.
10.47(ee)+	priceline.com Incorporated 1999 Omnibus Plan (As Amended and Restated Effective June 4, 2008).
10.48(ff)+	Form of Restricted Stock Unit Agreement for awards to non-U.S. participants under the 1999 Omnibus Plan, as amended.
10.49(gg)+	Separation Agreement, by and between Booking.com B.V. and Stef Norden.
10.50(gg)+	Amended and Restated Employment Agreement, dated August 22, 2008, by and between priceline.com Incorporated and Jeffery H. Boyd.
10.51(gg)+	Performance share unit agreement, by and between priceline.com Incorporated and Jeffery H. Boyd.
10.52(hh)+	Letter amendment, dated December 18, 2008, to Amended and Restated Employment Agreement, by and between priceline.com Incorporated and Jeffery H. Boyd.
10.53(hh)+	Amended and Restated Employment Agreement, dated December 18, 2008, by and between priceline.com Incorporated and Robert J. Mylod.
10.54(hh)+	Amended and Restated Employment Agreement, dated December 18, 2008, by and between priceline.com Incorporated and Peter J. Millones.
10.55(hh)+	Amended and Restated Employment Agreement, dated December 18, 2008, by and between priceline.com Incorporated and Chris Soder.
10.56(hh)+	Letter amendment, dated December 16, 2008, to Letter agreement, dated October 19, 2005 by and between priceline.com and Daniel J. Finnegan.
10.57(hh)+	Amended and Restated Employment Contract, by and between Booking.com B.V. and Cornelis Petrus Henricus Maria Koolen.
10.58(ii)+	Form of 2009 Restricted Stock Unit Agreement for awards to Messrs. Boyd and Mylod under the 1999 Omnibus Plan, as amended.
10.59+	Indemnification Agreement, dated November 10, 2009, between priceline.com Incorporated and Kees Koolen.
12.1	Ratio of Earnings to Fixed Charges.
14(k)	Priceline.com Incorporated Code of Business Conduct and Ethics.
21	List of Subsidiaries.
23.1	Consent of Deloitte & Touche LLP.
24.1	Power of Attorney (included in the Signature Page).
31.1	Certificate of Jeffery H. Boyd, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Daniel J. Finnegan, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(ll)	Certification of Jeffery H. Boyd, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
32.2(ll)	Certification of Daniel J. Finnegan, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

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

(hh)               Previously filed as an exhibit to the Form 10-K for the year ended December 31, 2008.

(ii)                       Previously filed as an exhibit to the Form 8-K filed on March 4, 2009.

(jj)                       Previously filed as an exhibit to the Form 8-K filed on June 5, 2009.

(kk)                 Previously filed as an exhibit to the Form 10-Q for the quarterly period ended June 30, 2009.

(ll)                       This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.

*                              Certain portions of this document have been omitted pursuant to a confidential treatment request filed with the Commission pursuant to Rule 24b-2. The omitted confidential material has been filed separately with the Commission.

+                              Indicates a management contract or compensatory plan or arrangement.