Form 10-Q
period 2010-03-31
PRICELINE COM INC
filed 2010-05-10
CIK 1075531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐  No ☒

Number of shares of Common Stock outstanding at May 3, 2010:

Common Stock, par value $0.008 per share	47,443,400
(Class)	(Number of Shares)

priceline.com Incorporated

Form 10-Q

For the Three Months Ended March 31, 2010

PART I — FINANCIAL INFORMATION

Item 1.   Unaudited Consolidated Financial Statements

priceline.com Incorporated

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$348,775	$202,141
Restricted cash	1,335	1,319
Short-term investments	886,893	598,014
Accounts receivable, net of allowance for doubtful accounts of $4,564 and $5,023, respectively	132,497	118,659
Prepaid expenses and other current assets	42,783	36,828
Deferred income taxes	64,318	65,980
Total current assets	1,476,601	1,022,941

Property and equipment, net	30,816	30,489
Intangible assets, net	156,832	172,080
Goodwill	333,531	350,630
Deferred income taxes	189,474	253,700
Other assets	14,307	4,384
Total assets	$2,201,561	$1,834,224

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$75,256	$60,568
Accrued expenses and other current liabilities	118,861	127,561
Deferred merchant bookings	71,146	60,758
Convertible debt (see Note 9)	78,329	159,878
Total current liabilities	343,592	408,765

Deferred income taxes	36,016	43,793
Other long-term liabilities	25,201	24,052
Convertible debt (see Note 9)	460,978	—
Total liabilities	865,787	476,610

Convertible debt (see Note 9)	19,146	35,985

Stockholders’ equity:
Common stock, $0.008 par value; authorized 1,000,000,000 shares, 54,806,540 and 52,446,173 shares issued, respectively	424	405
Treasury stock, 7,375,318 and 6,865,119 shares, respectively	(629,902)	(510,970)
Additional paid-in capital	2,394,672	2,289,867
Accumulated deficit	(400,798)	(454,673)
Accumulated other comprehensive loss	(47,768)	(3,000)
Total stockholders’ equity	1,316,628	1,321,629
Total liabilities and stockholders’ equity	$2,201,561	$1,834,224

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended March 31,
	2010	2009

Merchant revenues	$368,265	$337,034
Agency revenues	213,242	120,225
Other revenues	2,887	4,799
Total revenues	584,394	462,058
Cost of revenues	265,278	253,728
Gross profit	319,116	208,330
Operating expenses:
Advertising — Offline	11,788	10,766
Advertising — Online	113,109	68,117
Sales and marketing	24,113	18,419
Personnel, including stock-based compensation of $11,909 and $10,593, respectively	49,777	39,510
General and administrative	18,033	14,788
Information technology	4,608	4,527
Depreciation and amortization	9,779	9,361
Total operating expenses	231,207	165,488
Operating income	87,909	42,842

Other income (expense):
Interest income	855	741
Interest expense	(4,806)	(6,805)
Foreign currency transactions and other	(3,130)	3,817
Total other income (expense)	(7,081)	(2,247)

Earnings before income taxes and equity in loss of investees	80,828	40,595
Income tax expense	(26,953)	(15,541)
Equity in loss of investees	—	(31)
Net income	$53,875	$25,023
Net income per basic common share	$1.16	$0.61
Weighted average number of basic common shares outstanding	46,309	41,004
Net income per diluted common share	$1.06	$0.53
Weighted average number of diluted common shares outstanding	50,862	47,013

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(In thousands)

							Accumulated Other
	Common Stock		Treasury Stock		Additional	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Loss	Total
Balance, December 31, 2009	52,446	$405	(6,865)	$(510,970)	$2,289,867	$(454,673)	$(3,000)	$1,321,629

Net income	—	—	—	—	—	53,875	—	53,875

Unrealized gain on marketable securities	—	—	—	—	—	—	216	216

Currency translation adjustment	—	—	—	—	—	—	(44,984)	(44,984)

Comprehensive income								9,107

Exercise of stock options and vesting of stock-based awards	365	3	—	—	12,594	—	—	12,597

Repurchase of common stock	—	—	(510)	(118,932)	—	—	—	(118,932)

Stock-based compensation	—	—	—	—	11,909	—	—	11,909

Issuance of senior convertible notes	—	—	—	—	67,516	—	—	67,516

Reclassification adjustment for convertible debt in mezzanine	—	—	—	—	2,099	—	—	2,099

Conversion of debt	1,996	16	—	—	9,031	—	—	9,047

Excess tax benefit on stock-based compensation	—	—	—	—	1,656	—	—	1,656

Balance, March 31, 2010	54,807	$424	(7,375)	$(629,902)	$2,394,672	$(400,798)	$(47,768)	$1,316,628

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2010	2009
OPERATING ACTIVITIES:
Net income	$53,875	$25,023
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,969	3,453
Amortization	5,810	5,908
Provision for uncollectible accounts, net	1,784	1,062
Deferred income taxes	11,426	9,035
Stock-based compensation expense	11,909	10,593
Amortization of debt issuance costs	907	516
Amortization of debt discount	3,274	5,197
Loss (gain) on early extinguishment of debt	5,251	(2,870)
Equity in loss of investees	—	31
Changes in assets and liabilities:
Accounts receivable	(20,223)	(15,930)
Prepaid expenses and other current assets	1,893	(167)
Accounts payable, accrued expenses and other current liabilities	23,711	32,011
Other	1,111	302
Net cash provided by operating activities	104,697	74,164
INVESTING ACTIVITIES:
Purchase of investments	(526,493)	(139,453)
Maturity of investments	212,674	31,202
Additions to property and equipment	(4,831)	(3,091)
Acquisitions and other equity investments, net of cash acquired	(2,500)	—
Realized gain on foreign currency forward contracts	9,707	—
Change in restricted cash	(31)	959
Net cash used in investing activities	(311,474)	(110,383)
FINANCING ACTIVITIES:
Proceeds from the issuance of convertible senior notes	575,000	—
Payments related to conversion of convertible senior notes	(98,388)	(20,505)
Repurchase of common stock	(118,932)	(13,107)
Proceeds from exercise of stock options	12,597	1,202
Payment of debt issuance costs	(12,938)	—
Excess tax benefit from stock-based compensation	1,656	1,277
Net cash provided by (used in) financing activities	358,995	(31,133)
Effect of exchange rate changes on cash and cash equivalents	(5,584)	(5,938)
Net increase/(decrease) in cash and cash equivalents	146,634	(73,290)
Cash and cash equivalents, beginning of period	202,141	364,550
Cash and cash equivalents, end of period	$348,775	$291,260

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$15,933	$8,159
Cash paid during the period for interest	$751	$2,150

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated

Notes to Unaudited Consolidated Financial Statements

1.             BASIS OF PRESENTATION

Priceline.com Incorporated (“priceline.com” or the “Company”) is responsible for the Unaudited Consolidated Financial Statements included in this document.  The Unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operating results.  The Company prepared the Unaudited Consolidated Financial Statements following the requirements of the Securities and Exchange Commission for interim reporting.  As permitted under those rules, the Company condensed or omitted certain footnotes or other financial information that are normally required by GAAP for annual financial statements.  These statements should be read in combination with the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The Unaudited Consolidated Financial Statements include the accounts of the Company and its subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation.  Investments in affiliates in which the Company does not have control, but has the ability to exercise significant influence, are accounted for by the equity method.  The functional currency of the Company’s foreign subsidiaries is generally the respective local currency.  Assets and liabilities are translated into U.S. dollars at the rate of exchange existing at the balance sheet date.  Income statement amounts are translated at the average exchange rates for the period.  Translation gains and losses are included as a component of “Accumulated other comprehensive loss” in the accompanying Unaudited Consolidated Balance Sheets.  Foreign currency transaction gains and (losses) are included in the Unaudited Consolidated Statements of Operations, principally in “Foreign currency transactions and other.”

Revenues, expenses, assets and liabilities can vary during each quarter of the year.  Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

Comprehensive income for the three months ended March 31, 2010 was $9.1 million, comprised of net income of $53.9 million and an unrealized gain on marketable securities of $0.2 million, offset by an unfavorable currency translation adjustment of $45.0 million. For the comparable period in 2009, comprehensive income was $0.9 million, comprised of $25.0 million of net income offset by an unfavorable currency translation adjustment of $24.0 million and an unrealized loss on marketable securities of $0.1 million.

Recent Accounting Pronouncements

On January 1, 2008, the Company adopted certain provisions of a new accounting standard which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  On January 1, 2009, the Company adopted the remaining provisions of this accounting standard as it relates to nonfinancial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis.  In April 2009, the FASB issued further clarification for determining fair value when the volume and level of activity for an asset or liability had significantly decreased and for identifying transactions that were not conducted in an orderly market.  This clarification of the accounting standard was effective for interim reporting periods after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this clarification of the standard effective for the three months ended March 31, 2009.  The adoption of the provisions of this new standard did not materially impact the Company’s Unaudited Consolidated Financial Statements.  In January 2010, the accounting requirements for fair value measurements were modified to provide disclosures about transfers into and out of Levels 1 and 2 fair value measurements, separate detail of activity relating to Level 3 fair value measurements, and disclosure by class of asset and liability as opposed to disclosure by the major category of assets and liabilities, which was often interpreted as a line item on the balance sheet.  The accounting guidance also clarified for Level 2 and Level 3 fair value measurements that a description of the valuation techniques and inputs used to measure fair value and a discussion of changes in valuation techniques or inputs, if any, are required for both recurring and nonrecurring fair value measurements.  If the guidance issued in January 2010 is not adopted early, it is effective for the first reporting period, including interim periods, beginning after December 15, 2009, except for the requirement to provide detail activity of Level 3 fair value measurements, which will be effective for the first reporting period beginning after December 15, 2010.  The Company adopted this 2010 guidance effective with the three months ended March 31, 2010.  See Note 6 for information on fair value measurements.

In May 2009, the FASB issued a new accounting guidance which required entities to state in their periodic filings the date through which subsequent events were evaluated.  The Company adopted this accounting standard for the six months ended June 30, 2009.  In February 2010, this accounting guidance was amended.  Although the Company is still required to conduct its review of subsequent events until its periodic reports are filed, it is no longer required to specifically state that date in its filings.  This change in guidance also requires an entity to update its evaluation of subsequent events through the date revised financial statements are issued (“revised financial statements” is a new term that incorporates the retrospective adoption of new accounting standards and the correction of an error).

2.             SUBSEQUENT EVENTS

In April 2010, a significant number of flights were cancelled in Europe after the eruption of a volcano in Iceland.  As a result, the Company’s European business experienced significant increases in cancellations, reduced booking activity and higher-than-normal customer service call volumes during the impacted period.  The Company estimates that its second quarter 2010 earnings will be negatively impacted by approximately $10 million ($7 million net of taxes) as a result of cancellations, no-shows and other related costs caused by the volcano eruption.

3.             STOCK-BASED EMPLOYEE COMPENSATION

The Company has adopted stock compensation plans which provide for grants of share based compensation as incentives and rewards to encourage employees, officers, consultants and directors to contribute towards the long-term success of the Company.  Stock-based compensation cost included in personnel expenses in the Unaudited Consolidated Statements of Operations was approximately $11.9 million and $10.6 million for the three months ended March 31, 2010 and 2009, respectively.

During the three months ended March 31, 2010, 138,287 shares of stock options were exercised with a weighted average exercise price of $91.09 and 109,025 shares with a weighted average exercise price of $325.02 were forfeited or expired.  As of March 31, 2010, the aggregate number of stock options outstanding and exercisable was 672,987 shares, with a weighted average exercise price of $53.63 and a weighted average remaining term of 2.6 years.

The following table summarizes the activity of unvested restricted stock, restricted stock units and performance share units (“Share-Based Awards”) during the three months ended March 31, 2010:

Share-Based Awards	Shares	Weighted Average Grant Date Fair Value

Unvested at December 31, 2009	1,488,854	$90.82
Granted	168,959	$235.82
Vested	(332,506)	$52.40
Performance Share Units Adjustment	26,004	$97.86
Forfeited	(2,228)	$89.11
Unvested at March 31, 2010	1,349,083	$118.59

As of March 31, 2010, there was $79.7 million of total future compensation cost related to unvested Share-Based Awards to be recognized over a weighted-average period of 2.1 years.

During the three months ended March 31, 2010, the Company made broad-based grants of 61,512 restricted stock units (“RSUs”) that generally vest after three years.  The share based awards granted had a total grant date fair value of $14.5 million based upon the grant date fair value per share of $235.82.

In addition, during the three months ended March 31, 2010, the Company granted 107,447 performance share units to certain executives.  The performance share units had a total grant date fair value of $25.3 million based upon the grant date fair value per share of $235.82.  The performance share units are payable in shares of the Company’s common stock upon vesting. The performance share units are based upon the attainment of certain performance targets.  Subject to certain exceptions for terminations related to a change in control and terminations other than for “cause,” for “good reason” or on account of death or disability, the executive officers must continue their service through March 1, 2013 in order to receive any share units.  Stock-based compensation for performance shares is recorded based on the estimated probable outcome at the end of the performance period.  The actual number of shares will be determined upon completion of the performance period which ends December 31, 2012.  As of March 31, 2010, the estimated number of probable shares to be issued under this 2010 grant is a total of 107,447 shares.  If the maximum performance thresholds are met at the end of the performance period, a maximum number of 266,101 total shares could be issued.

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

A reconciliation of the weighted average number of shares outstanding used in calculating diluted earnings per share is as follows (in thousands):

	For the Three Months Ended March 31,
	2010	2009

Weighted average number of basic common shares outstanding	46,309	41,004
Weighted average dilutive stock options, restricted stock, restricted stock units and performance share units	1,354	1,332
Assumed conversion of Convertible Senior Notes	3,199	4,677
Weighted average number of diluted common and common equivalent shares outstanding	50,862	47,013
Anti-dilutive potential common shares	3,393	6,932

Anti-dilutive potential common shares for the three months ended March 31, 2010 and 2009 includes approximately 2.3 million shares and 4.9 million shares, respectively, which could be issued under the Company’s convertible debt if the Company experiences substantial increases in its common stock price.  Under the treasury stock method, the convertible notes will generally have a dilutive impact on net income per share if the Company’s average stock price for the period exceeds the conversion price for the convertible notes.  The Company has Conversion Spread Hedges outstanding that increase the effective conversion price of the Company’s 0.50% Convertible Senior Notes due 2011 (the “2011 Notes”) and the Company’s 0.75% Convertible Senior Notes due 2013 (the “2013 Notes”) from $40.38 to $50.47 per share from the Company’s perspective and are designed to reduce potential dilution upon conversion of these notes at maturity (See Note 9).  Since the beneficial impact of the Conversion Spread Hedges is anti-dilutive, it is excluded from the calculation of net income per share.

5.             INVESTMENTS

The following table summarizes, by major security type, the Company’s short-term investments as of March 31, 2010 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value

U.S. government securities	$432,126	$68	$(45)	$432,149
Foreign government securities	357,563	278	(34)	357,807
U.S. agency securities	35,709	—	(38)	35,671
Foreign agency securities	30,898	—	(27)	30,871
European supranational bonds	30,437	—	(42)	30,395

Total	$886,733	$346	$(186)	$886,893

The following table summarizes, by major security type, the Company’s short-term investments as of December 31, 2009 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value

Foreign government securities	$397,012	$94	$(35)	$397,071
U.S. government securities	200,940	56	(53)	200,943

Total	$597,952	$150	$(88)	$598,014

Long-term investments amounting to approximately $0.4 million at both March 31, 2010 and December 31, 2009, comprised of corporate notes with a maturity date greater than one year, are included in “Other assets” on the Company’s Unaudited Consolidated Balance Sheets.  There were no material gains or losses related to long-term investments for the three months ended March 31, 2010 or 2009.

6.             FAIR VALUE MEASUREMENTS

Financial assets and liabilities carried at fair value as of March 31, 2010 are classified in the table below in the categories described below (dollars in thousands):

	Level 1	Level 2	Total
Short-term investments	$789,956	$96,937	$886,893
Long-term investments	—	441	441
Foreign exchange derivative assets	—	16,088	16,088
Total assets at fair value	$789,956	$113,466	$903,422

Financial assets and liabilities carried at fair value as of December 31, 2009 were classified in the table below in the categories described below (dollars in thousands):

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

Level 2:      These prices are not directly accessible by the Company.  Such prices may be based upon quoted prices for identical or comparable securities in active markets or inputs not quoted on active markets, but corroborated by market data.

Level 3:      Unobservable inputs are used when little or no market data is available.

Investments in U.S. Treasury and foreign government securities are considered “Level 1” fair value measurements.  Investments in agency issued debt, which is either supported or guaranteed by the government, and European Union supranational bonds are classified as “Level 2” fair value measurements.  As of March 31, 2010 and December 31, 2009, the Company did not have any “Level 3” fair value measurements for assets or liabilities that would require a high level of judgment to determine fair value.  For the Company’s investments, a market approach is used for recurring fair value measurements and the valuation techniques use inputs that are observable, or can be corroborated by observable data, in an active marketplace.

The Company’s derivative instruments are valued using pricing models.  Pricing models take into account the contract terms as well as multiple inputs where applicable, such as interest rate yield curves, option volatility and currency rates.  Derivatives are considered “Level 2” fair value measurements.

As of March 31, 2010 and December 31, 2009, the carrying value of the Company’s cash and cash equivalents approximated their fair value and consisted primarily of U.S. Treasury money market funds, foreign government securities and bank deposits.  Other financial assets and liabilities, including restricted cash, accounts receivable, accrued expenses and deferred merchant bookings are carried at cost which also approximates their fair value because of the short-term nature of these items.  See Note 5 for information on the carrying value of investments and Note 9 for the estimated fair value of the Company’s convertible senior notes.

In the normal course of business, the Company is exposed to the impact of foreign currency fluctuations.  The Company limits these risks by following established risk management policies and procedures, including the use of derivatives.  The Company’s derivative instruments are typically short-term in nature.  The Company does not use derivatives for trading or speculative purposes.  All derivative instruments are recognized in the Unaudited Consolidated Balance Sheets at fair value.  Gains and losses resulting from changes in the fair value of derivative instruments which are not designated as hedging instruments for accounting purposes are recognized in the Unaudited Consolidated Statements of Operations in the period that the changes occur.  Changes in the fair value of derivatives designated as net investment hedges are recorded as currency translation adjustments to offset a portion of the translation adjustment of the foreign subsidiary’s net assets and are recognized in the Unaudited Consolidated Balance Sheets in “Accumulated other comprehensive loss.”

Derivatives Not Designated as Hedging Instruments — As of March 31, 2010, derivatives with a notional value of 75 million Euros and 5 million British Pound Sterling were outstanding and were all short-term in nature.  There were no derivative contracts outstanding as of December 31, 2009.  Foreign exchange gains related to derivatives of $2.6 million and $1.8 million for the three months ended March 31, 2010 and 2009, respectively, were recorded in “Foreign currency transactions and other” in the Unaudited Consolidated Statements of Operations.  The fair value of these derivatives of $1.3 million at March 31, 2010 was recorded in “Prepaid expenses and other current assets” in the Unaudited Consolidated Balance Sheet.  A cash outflow of $0.7 million and a cash inflow of $5.1 million for contracts that settled for the three months ended March 31, 2010 and 2009, respectively, were reported within “Net cash provided by operating activities” in the Unaudited Consolidated Statements of Cash Flows.

Derivatives Designated as Hedging Instruments — As of March 31, 2010 and December 31, 2009, the Company had outstanding forward currency contracts for 253 million Euros and 183 million Euros, respectively, to hedge a portion of its net investment in a foreign subsidiary.  These contracts were all short-term in nature.  Hedge ineffectiveness is assessed and measured based on changes in forward exchange rates.  The fair value of these derivatives at March 31, 2010 and December 31, 2009 of $14.8 million and $8.0 million, respectively, was recorded in “Prepaid expenses and other current assets” in the Unaudited Consolidated Balance Sheets.  At March 31, 2010 and December 31, 2009, a mark-to-market net gain after tax of $10.7 million and $1.8 million, respectively, was recorded in “Accumulated other comprehensive loss” in the Unaudited Consolidated Balance Sheets as currency translation adjustments.  A cash inflow of $9.7 million for contracts that settled during the three months ended March 31, 2010 was reported within “Net cash used in investing activities” in the Unaudited Consolidated Statement of Cash Flows.

7.             INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets consist of the following (in thousands):

	March 31, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period	Weighted Average Useful Life

Supply and distribution agreements	$192,224	$(60,723)	$131,501	$204,117	$(60,587)	$143,530	13 years	13 years

Technology	23,100	(20,501)	2,599	24,185	(20,890)	3,295	3 years	3 years

Patents	1,487	(1,214)	273	1,489	(1,197)	292	15 years	15 years

Customer lists	16,232	(15,070)	1,162	17,235	(15,098)	2,137	2 years	2 years

Internet domain names	6,535	(2,794)	3,741	6,517	(2,633)	3,884	10 years	10 years

Trade names	25,433	(7,991)	17,442	26,855	(8,031)	18,824	5 – 20 years	17 years

Other	470	(356)	114	469	(351)	118	3 – 15 years	7 years

Total intangible assets	$265,481	$(108,649)	$156,832	$280,867	$(108,787)	$172,080

Intangible assets with determinable lives are primarily amortized on a straight-line basis.  Intangible asset amortization expense was approximately $5.8 million and $5.9 million for the three months ended March 31, 2010 and 2009, respectively.

The annual estimated amortization expense for intangible assets for the remainder of 2010, the next four years and thereafter is expected to be as follows (in thousands):

2010	$15,567
2011	17,976
2012	16,913
2013	16,545
2014	16,547
Thereafter	73,284
$156,832

A substantial portion of the Company’s intangible assets relate to its Booking.com business.

A substantial majority of the Company’s goodwill relates to its acquisitions of Booking.com Limited in 2004, Booking.com B.V. in 2005 and subsequent purchases of the noncontrolling interests in their parent company, priceline.com International.  The change in goodwill for the three months ended March 31, 2010 consists of the following (in thousands):

Balance at December 31, 2009	$350,630
Currency translation adjustments	(17,099)
Balance at March 31, 2010	$333,531

8.             OTHER ASSETS

Other assets at March 31, 2010 and December 31, 2009 consist of the following (in thousands):

	March 31, 2010	December 31, 2009
Deferred debt issuance costs	$12,002	$2,235
Long-term investments	442	359
Other	1,863	1,790
Total	$14,307	$4,384

Deferred debt issuance costs arose from (i) the Company’s issuance, in March 2010, of $575.0 million aggregate principal amount of 1.25% Convertible Senior Notes due 2015 (the “2015 Notes”); (ii) a $175.0 million revolving credit facility entered into in September 2007; (iii) the Company’s issuance, in September 2006, of $172.5 million aggregate principal amount of 2011 Notes; and (iv) the Company’s issuance, in September 2006, of $172.5 million aggregate principal amount of 2013 Notes.  Deferred debt issuance costs are being amortized using the effective interest rate method over the term of approximately five years, except for the 2013 Notes, which are amortized over their term of seven years.  The period of amortization for the Company’s debt issue costs was determined at inception of the related debt agreements to be the stated maturity date or the first stated put date, if earlier.  Debt issuance costs written off in the three months ended March 31, 2010 and 2009 related to early conversion of convertible debt amounted to $0.6 million and $0.1 million, respectively.

Long-term investments amounting to approximately $0.4 million at both March 31, 2010 and December 31, 2009 were comprised of corporate notes with a maturity date greater than one year.

9.             DEBT

Revolving Credit Facility

In September 2007, the Company entered into a $175.0 million five-year committed revolving credit facility with a group of lenders, which is secured, subject to certain exceptions, by a first-priority security interest on substantially all of the Company’s assets and related intangible assets located in the United States.  In addition, the Company’s obligations under the revolving credit facility are guaranteed by substantially all of the assets and related intangible assets of the Company’s material direct and indirect domestic and foreign subsidiaries.  Borrowings under the revolving credit facility will bear interest, at the Company’s option, at a rate per annum equal to the greater of (a) JPMorgan Chase Bank, National Association’s prime lending rate and (b) the federal funds rate plus ½ of 1%, plus an applicable margin ranging from 0.25% to 0.75%; or at an adjusted LIBOR for the interest period in effect for such borrowing plus an applicable margin ranging from 1.25% to 1.75%.  Undrawn balances available under the revolving credit facility are subject to commitment fees at the applicable rate ranging from 0.25% to 0.375%.

The revolving credit facility provides for the issuance of up to $50.0 million of letters of credit as well as borrowings on same-day notice, referred to as swingline loans, which are available in U.S. dollars, Euros, Pound Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility will be used for working capital and general corporate purposes.  As of March 31, 2010 and December 31, 2009, there were no borrowings outstanding under the facility, and there were approximately $1.2 million and $2.4 million, respectively, of letters of credit issued under the revolving credit facility.

Convertible Debt

Convertible debt as of March 31, 2010 consisted of the following (in thousands):

March 31, 2010	Outstanding Principal Amount	Unamortized Debt Discount	Carrying Value
1.25% Convertible Senior Notes due 2015	$575,000	$(114,022)	$460,978
0.50% Convertible Senior Notes due 2011	19,990	(2,046)	17,944
0.75% Convertible Senior Notes due 2013	77,485	(17,100)	60,385
Outstanding convertible debt	$672,475	$(133,168)	$539,307

Convertible debt as of December 31, 2009 consists of the following (in thousands):

December 31, 2009	Outstanding Principal Amount	Unamortized Debt Discount	Carrying Value
0.50% Convertible Senior Notes due 2011	$39,990	$(4,730)	$35,260
0.75% Convertible Senior Notes due 2013	133,000	(31,151)	101,849
2.25% Convertible Senior Notes due 2025	22,873	(104)	22,769
Outstanding convertible debt	$195,863	$(35,985)	$159,878

Based upon the closing price of the Company’s common stock for the prescribed measurement periods during the three months ended March 31, 2010 and December 31, 2009, the contingent conversion thresholds on the 2011 Notes, the 2013 Notes and the 2025 Notes were exceeded.  As a result, the 2011 Notes and the 2013 Notes were convertible at the option of the holder as of March 31, 2010 and December 31, 2009, and the 2025 Notes were convertible at the option of the holders as of December 31, 2009.  Accordingly, the carrying value of the 2011 Notes, the 2013 Notes and the 2025 Notes has been classified as a current liability.  Since the notes are convertible at the option of the holder and the principal amount is required to be paid in cash, the difference between the principal amount and carrying value is reflected as convertible debt in mezzanine on the Company’s Unaudited Consolidated Balance Sheets as of those dates.  The determination of whether or not the notes are convertible must continue to be performed on a quarterly basis.  Consequently, the 2011 Notes and the 2013 Notes may not be convertible in future quarters, and therefore may again be classified as long-term debt, if the contingent conversion thresholds are not met in such quarters.  The contingent conversion thresholds on the 2015 Notes were not exceeded at March 31, 2010, and therefore that debt is reported as a non-current liability.

In January 2010, the Company exercised its right to redeem the 2025 Notes; however, all of the holders of the then outstanding Notes tendered their notes for conversion prior to the redemption date, and as a result, none of the 2025 Notes was outstanding as of March 31, 2010.  In cases where holders decide to convert prior to the maturity date or first stated put date, the Company writes off the proportionate amount of remaining debt issuance costs to interest expense.  If the note holders exercise their option to convert, the Company would deliver cash to repay the principal amount of the notes and would deliver cash or shares of common stock, at its option, to satisfy the conversion value in excess of the principal amount.

In the three months ended March 31, 2010, $20.0 million aggregate principal amount of the 2011 Notes, $55.5 million aggregate principal amount of the 2013 Notes and $22.9 million of the 2.25% Notes were converted.  The Company delivered cash of $98.4 million to repay the principal amount and issued 1,995,416 shares in satisfaction of the conversion value in excess of the principal amount.  Based upon conversion notices received through May 7, 2010, notes with an outstanding principal amount of $17.4 million will be converted during the three months ended June 30, 2010.

As of March 31, 2010 and December 31, 2009, the estimated market value of the outstanding senior notes was approximately $1.2 billion and $1.1 billion, respectively.  Fair value was estimated based upon actual trades at the end of the reporting period or the most recent trade available as well as the Company’s stock price at the end of the reporting period.  A substantial portion of the market value of the Company’s debt in excess of the outstanding principal amount relates to the conversion premium on the bonds.

In March 2010, the Company issued in a private placement $575.0 million aggregate principal amount of Convertible Senior Notes due March 15, 2015, with an interest rate of 1.25% (the “2015 Notes”).  The 2015 Notes are convertible, subject to certain conditions, into the Company’s common stock at a conversion price of approximately $303.06 per share.  The 2015 Notes are convertible, at the option of the holder, prior to March 15, 2015 upon the occurrence of specified events, including, but not limited to a change in control, or if the closing sales price of the Company’s common stock for at least 20 consecutive trading days in the period of the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 150% of the applicable conversion price in effect for the notes on the last trading day of the immediately preceding quarter. In the event that all or substantially all of the Company’s common stock is acquired on or prior to the maturity of the 2015 Notes in a transaction in which the consideration paid to holders of the Company’s common stock consists of all or substantially all cash, the Company would be required to make additional payments in the form of additional shares of common stock to the holders of the 2015 Notes in aggregate value ranging from $0 to approximately $132.7 million depending upon the date of the transaction and the then current stock price of the Company.  As of December 15, 2014, holders will have the right to convert all or any portion of the 2015 Notes.  The 2015 Notes may not be redeemed by the Company prior to maturity.  The holders may require the Company to repurchase the 2015 Notes for cash in certain circumstances.  Interest on the 2015 Notes is payable on March 15 and September 15 of each year.

In 2006, the Company issued in a private placement $172.5 million aggregate principal amount of Convertible Senior Notes due September 30, 2011, with an interest rate of 0.50% (the “2011 Notes”), and $172.5 million aggregate principal amount of Convertible Senior Notes due September 30, 2013, with an interest rate of 0.75% (the “2013 Notes”).  The 2011 Notes and the 2013 Notes are convertible, subject to certain conditions, into the Company’s common stock at a conversion price of approximately $40.38 per share. The 2011 Notes and the 2013 Notes are convertible, at the option of the holder, prior to June 30, 2011 in the case of the 2011 Notes, and prior to June 30, 2013 in the case of the 2013 Notes, upon the occurrence of specified events, including, but not limited to a change in control, or if the closing sale price of the Company’s common stock for at least 20 consecutive trading days in the period of the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 120% of the applicable conversion price in effect for the notes on the last trading day of the immediately preceding quarter. In the event that all or substantially all of the Company’s common stock is acquired on or prior to the maturity of the 2011 Notes or the 2013 Notes, in a transaction in which the consideration paid to holders of the Company’s common stock consists of all or substantially all cash, the Company would be required to make additional payments in the form of additional shares of common stock to the holders of the 2011 Notes and the 2013 Notes, collectively, in aggregate value ranging from $0 to approximately $16.6 million depending upon the date of the transaction and the then current stock price of the Company.  No additional payments are due at stock prices in excess of $100 per share.  As of June 30, 2011, with respect to the 2011 Notes, and as of June 30, 2013, with respect to the 2013 Notes, holders will have the right to convert all or any portion of such security. Neither the 2011 Notes nor the 2013 Notes may be redeemed by the Company prior to maturity. The holders may require the Company to repurchase the 2011 Notes and the 2013 Notes for cash in certain circumstances. Interest on the 2011 Notes and the 2013 Notes is payable on March 30 and September 30 of each year.

In 2006, the Company entered into hedge transactions relating to potential dilution of the Company’s common stock upon conversion of the 2011 Notes and the 2013 Notes (the “Conversion Spread Hedges”).  Under the Conversion Spread Hedges, the Company is entitled to purchase from Goldman Sachs and Merrill Lynch approximately 8.5 million shares of the Company’s common stock (the number of shares underlying the 2011 Notes and the 2013 Notes) at a strike price of $40.38 per share (subject to adjustment in certain circumstances) in 2011 and 2013, and the counterparties are entitled to purchase from the Company approximately 8.5 million shares of the Company’s common stock at a strike price of $50.47 per share (subject to adjustment in certain circumstances) in 2011 and 2013.  The Conversion Spread Hedges increase the effective conversion price of the 2011 Notes and the 2013 Notes to $50.47 per share from the Company’s perspective and are designed to reduce the potential dilution upon conversion of the 2011 Notes and the 2013 Notes.  If the market value per share of the Company’s common stock at maturity is above $40.38, the Conversion Spread Hedges will entitle the Company to receive from the counterparties net shares of the Company’s common stock based on the excess of the then current market price of the Company’s common stock over the strike price of the hedge (up to $50.47).  Holders of the 2011 Notes and the 2013 Notes do not have any rights with respect to the Conversion Spread Hedges.  The Conversion Spread Hedges are separate transactions entered into by the Company with the counterparties, are not part of the terms of the Notes and will not affect the holders’ rights under the 2011 Notes and the 2013 Notes.  The Conversion Spread Hedges are exercisable at dates coinciding with the scheduled maturities of the 2011 Notes and 2013 Notes.  The Conversion Spread Hedges do not immediately hedge against the associated dilution from conversions of the Notes prior to their stated maturities.  Therefore, upon conversion of the 2011 Notes or the 2013 Notes, the Company has delivered or will be obligated to immediately deliver any related conversion premium in shares of common stock or cash, at its option.  However, the hedging counterparties will not be obligated to deliver the Company shares or cash that would offset the dilution associated with the early conversion activity until 2011 and 2013.  Because of this potential timing difference, the number of shares, if any, that the Company receives from its Conversion Spread Hedges could differ materially from the number of shares, if any, that it is required to deliver to holders of the Notes upon their early conversion.  This potential difference in timing can potentially make the hedges ineffective, which could negatively impact the Company’s future diluted shares outstanding and diluted earnings per share.

Accounting guidance requires that cash-settled convertible debt, such as the Company’s convertible senior notes, be separated into debt and equity components at issuance and a value to be assigned to each.  The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar bond without the conversion feature.  The difference between the bond cash proceeds and this estimated fair value, representing the value assigned to the equity component, is recorded as a debt discount.  Debt discount is amortized using the effective interest method over the period from origination or modification date through the earlier of the first stated put date or the stated maturity date.

The Company estimated the straight debt borrowing rates at debt origination or modification (the 2015 Notes, 2011 Notes and 2013 Notes were structured requiring net cash settlement at issue and the 2.25% Notes were modified to provide for net cash settlement in 2006) to be 5.89% for the 2015 Notes, 7.75% for the 2011 Notes and 2.25% Notes, and 8.0% for the 2013 Notes.  The yield to maturity was estimated at an at-market coupon priced at par.  The straight debt borrowing rate for the 2.25% Notes was based upon an effective maturity date of January 15, 2010 because on that date the 2.25% Notes were redeemable and the holders could require the Company to repurchase these notes.

The carrying value of the permanent equity component reported in additional paid-in-capital related to the 2015 Notes was a credit of $67.5 million at March 31, 2010, comprised of debt discount after tax of $69.1 million ($115.2 million before tax) partially offset by deferred financing costs after tax of $1.6 million.   The remaining equity component related to all other convertible notes was a credit of $37.8 million at March 31, 2010 ($22.2 million related to debt outstanding at March 31, 2010) and a credit of $26.7 million at December 31, 2009 ($19.0 million related to debt outstanding at December 31, 2009).

For the three months ended March 31, 2010 and 2009, the Company recognized interest expense of $4.0 million and $6.5 million, respectively, related to convertible notes.  Interest expense was comprised of $0.5 million and $0.9 million, respectively, for the contractual coupon interest, $3.3 million and $5.2 million, respectively, related to the amortization of debt discount and $0.2 million and $0.4 million, respectively, related to the amortization of debt issuance costs.  Debt discount and debt issuance costs are amortized through the stated maturity dates of the respective debt.  The effective interest rate for the three months ended March 31, 2010 and 2009 was 7.8% and 8.2%, respectively.

In addition, if the Company’s convertible debt is redeemed or converted prior to maturity, a gain or loss on extinguishment will be recognized.  The gain or loss is the difference between the fair value of the debt component immediately prior to extinguishment and its carrying value.  To estimate the fair value at each conversion date, the Company used an applicable LIBOR rate plus an applicable credit default spread based upon the Company’s credit rating at the respective conversion dates.  In the three months ended March 31, 2010 and 2009, the Company recognized a loss of $5.3 million ($3.2 million after tax) and a gain of $2.9 million ($1.7 million after tax), respectively, in “Foreign currency transactions and other” in the Unaudited Consolidated Statements of Operations.  In addition, the Company wrote-off unamortized debt issuance costs of $0.6 million and $0.1 million for the three months ended March 31, 2010 and 2009, respectively, to interest expense related to the debt conversions.

10.          TREASURY STOCK

In the first quarter of 2010, the Company’s Board of Directors authorized the repurchase of up to $500 million of the Company’s common stock from time to time in the open market or in privately negotiated transactions, including the approval to purchase up to $100 million from the proceeds from the issuance of the 2015 Notes.  The Company repurchased 0.4 million shares of its common stock at an aggregate cost of approximately $100.0 million in the three months ended March 31, 2010.

The Company’s Board of Directors has also given the Company the general authorization to repurchase shares of its common stock to satisfy employee withholding tax obligations related to stock-based compensation.  The Company repurchased 81,249 and 155,528 shares at aggregate costs of $18.9 million and $13.1 million in the three months ended March 31, 2010 and 2009, respectively, to satisfy employee withholding taxes related to stock-based compensation.

The Company may make additional repurchases of shares under its stock repurchase programs, depending on prevailing market conditions, alternate uses of capital and other factors.  Whether and when to initiate and/or complete any purchase of common stock and the amount of common stock purchased will be determined in the Company’s complete discretion.  The Company has a remaining authorization of $465.3 million to purchase its common stock.  As of March 31, 2010, there were approximately 7.4 million shares of the Company’s common stock held in treasury.

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

The Company recognizes income tax expense related to income generated outside of the United States based upon the applicable tax rates and tax laws of the foreign countries in which the income is generated.  During the three months ended March 31, 2010 and 2009, the substantial majority of the Company’s foreign-sourced income has been generated in the Netherlands and the United Kingdom.  Income tax expense for the three months ended March 31, 2010 and 2009 differs from the expected tax expense at the U.S. statutory rate of 35%, primarily due to lower foreign tax rates, partially offset by state income taxes and certain non-deductible expenses.

The Company has significant deferred tax assets, resulting principally from domestic net operating loss carryforwards (“NOLs”).  At December 31, 2009, the Company had approximately $2.8 billion of NOLs for U.S. federal income tax purposes, comprised of $0.8 billion of NOLs generated from operating losses and approximately $2.0 billion of NOLs generated from equity-related transactions, including equity-based compensation and stock warrants, mainly expiring from December 31, 2019 to December 31, 2021.  The utilization of these NOLs is subject to limitation under Section 382 of the Internal Revenue Code and is also dependent on the Company’s ability to generate sufficient future taxable income.

Section 382 imposes limitations on the availability of a company’s net operating losses after a more than 50 percentage point ownership change occurs.  The Section 382 limitation is based upon certain conclusions pertaining to the dates of ownership changes and the value of the Company on the dates of the ownership changes.  As a result of a study, it was determined that ownership changes, as defined in Section 382, occurred in 2000 and 2002.  The amount of the Company’s net operating losses incurred prior to each ownership change is limited based on the value of the Company on the respective dates of ownership change.  As of the beginning of the year, it is estimated that the effect of Section 382 will generally limit the total cumulative amount of net operating loss available to offset future taxable income to approximately $1.4 billion, comprised of $0.8 billion of NOLs generated from operating losses which have been fully reflected in the Unaudited Consolidated Financial Statements and $0.6 billion of NOLs generated from equity-related transactions.  In accordance with accounting guidance, tax benefits related to equity transactions will be recognized as a credit to additional paid-in capital if and when they are realized by reducing the Company’s current income tax liability.  Pursuant to Section 382, subsequent ownership changes could further limit this amount.

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of these deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized.  The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future income, the carryforward periods available for tax reporting purposes, and other relevant factors.  The deferred tax asset at March 31, 2010 and December 31, 2009 amounted to $253.8 million and $319.7 million, net of the valuation allowance recorded, respectively.

The Company has recorded a non-current deferred tax liability in the amount of $36.0 million and $ 43.8 million at March 31, 2010 and December 31, 2009, respectively, primarily related to the assignment of estimated fair value to certain purchased identifiable intangible assets associated with the acquisitions of Booking.com Limited, Booking.com B.V. and priceline.com Mauritius Company Limited (formerly known as the Agoda Company, Ltd.).

12.          COMMITMENTS AND CONTINGENCIES

Litigation Related to Hotel Occupancy and Other Taxes

The Company and certain third-party defendants are currently involved in approximately forty-five  lawsuits brought by or against states, cities and counties over issues involving the payment of hotel occupancy and other taxes (i.e., state and local sales tax) and its “merchant” hotel business.  The Company is also involved in two consumer lawsuits relating to, among other things, the payment of hotel occupancy taxes and service fees.  In addition, over fifty municipalities or counties, and at least two states, have initiated audit proceedings (including proceedings initiated by more than forty municipalities in California), issued proposed tax assessments or started inquiries relating to the payment of hotel occupancy and other taxes (i.e., state and local sales tax).  Additional state and local jurisdictions are likely to assert that the Company is subject to, among other things, hotel occupancy and other taxes (i.e., state and local sales tax) and could seek to collect such taxes, retroactively and/or prospectively.

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

In connection with some of these tax audits and assessments, the Company may be required to pay any assessed taxes, which amounts may be substantial, prior to being allowed to contest the assessments and the applicability of the ordinances in judicial proceedings.  This requirement is commonly referred to as “pay to play” or “pay first.”  For example, the City of San Francisco assessed the Company approximately $3.4 million (an amount that includes interest and penalties) relating to hotel occupancy taxes, which it paid in July 2009.  Payment of these amounts, if any, is not an admission that the Company believes it is subject to such taxes and, even if such payments are made, the Company intends to continue to assert its position vigorously.  The Company has successfully argued against a “pay first” requirement asserted in another California proceeding, as discussed more fully below.

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

To the extent that any tax authority succeeds in asserting that the Company has a tax collection responsibility, or the Company determines that it has one, with respect to future transactions, the Company may collect any such additional tax obligation from its customers, which would have the effect of increasing the cost of hotel room reservations to its customers and, consequently, could make the Company’s hotel service less competitive (i.e., versus the websites of other online travel companies or hotel company websites) and reduce hotel reservation transactions; alternatively, the Company could choose to reduce the compensation for its services on “merchant” hotel transactions.  Either step could have a material adverse effect on the Company’s business and results of operations.

In many of the judicial and other proceedings initiated to date, municipalities seek not only historical taxes that are claimed to be owed on the Company’s gross profit, but also, among other things, interest, penalties, punitive damages and/or attorney fees and costs.  The October 2009 jury verdict in the San Antonio litigation and the related proceedings to determine, among other things, the amount of penalties, interest and attorney’s fees that could be owed by the Company illustrate that any liability associated with hotel occupancy tax matters is not constrained by the Company’s liability for tax owed on its historical gross profit.  To date, the majority of the taxing jurisdictions in which the Company facilitates the sale of hotel reservations have not asserted that taxes are due and payable on the Company’s U.S. “merchant” hotel business.  With respect to municipalities that have not initiated proceedings to date, it is possible that they will do so in the future or that they will seek to amend their tax statutes and seek to collect taxes from the Company only on a prospective basis.  As a result of this litigation and other attempts by jurisdictions to levy similar taxes, the Company has established a reserve for the potential resolution of issues related to hotel occupancy and other taxes in the amount of approximately $23 million as of March 31, 2010 (which includes, among other things, amounts related to the litigation in San Antonio).  The reserve is based on the Company’s reasonable estimate, and the ultimate resolution of these issues may be less or greater, potentially significantly, than the liabilities recorded.

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

•                  Pine Bluff Advertising and Promotion Commission, Jefferson County, AR, et al. v. Hotels.com, LP, et al.

•                  County of Lawrence v. Hotels.com, L.P., et al.

A discussion of each of the legal proceedings listed above can be found in the section titled “Legal Proceedings” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The following developments regarding such legal proceedings occurred during or after the three months ended March 31, 2010:

City of Rome, Georgia, et al., v. Hotels.com, L.P., et al.:  The parties presently are conducting limited discovery.  A mediation is scheduled for May 17, 2010.

City of San Antonio, Texas v. Hotels.com, L.P., et al.:    This matter proceeded to trial on October 5, 2009.  The final amount of the judgment against the Company has not been determined.  The jury found that the Company and its wholly-owned subsidiary, Travelweb LLC, owed the City of San Antonio and the 172 Texas municipalities that make up the class approximately $2.0 million for historical damages through May of 2009.  In further proceedings, the Court will determine, among other things, whether the occupancy tax ordinance applies to the Company’s service fee and the amount of penalties, interest, and attorneys’ fees, which could be significant.  The Company recorded a charge to general and administrative expenses in the amount of $3.7 million related to this judgment in the twelve months ended December 31, 2009.  Because the Company believes that the jury’s decision is inconsistent with the ordinances and the evidence presented at trial that it does not control hotels, the Company intends to vigorously pursue its rights on appeal to the United States Court of Appeals for the Fifth Circuit.  Currently, the parties are completing post-verdict motions.

Lake County Convention and Visitors Bureau, Inc. and Marshall County v. Hotels.com, L.P., et al.:    On March 31, 2009, defendants filed a motion for summary judgment based on the plaintiffs’ failure to exhaust administrative remedies.  On March 30, 2010, the court granted summary judgment dismissing plaintiffs’ claims.  To date, plaintiffs have not filed an appeal.

City of Gallup, New Mexico v. Hotels.com, L.P., et al.:  On September 22, 2009, plaintiffs filed a motion for partial summary judgment.  On March 1, 2010, the court denied plaintiffs’ motion for summary judgment.  On March 9, 2010, plaintiffs moved for reconsideration of the court’s denial of plaintiffs’ motion for summary judgment.  Defendants’ opposed plaintiffs’ motion for reconsideration on March 26, 2010.  The parties are conducting discovery on plaintiffs remaining claims.

The City of Goodlettsville, Tennessee, et al. v. priceline.com Incorporated, et al.:    The court granted plaintiff’s motion for class certification on April 20, 2010.  The parties are currently conducting discovery.

The Township of Lyndhurst, New Jersey v. priceline.com Incorporated, et al.:    On March 18, 2009, the United States District Court for the District of New Jersey granted defendants’ motion to dismiss the complaint with prejudice on the grounds that plaintiff lacked standing to bring its claims.  On April 9, 2009, plaintiff filed a notice of appeal to the United States Circuit Court of Appeal for the Third Circuit.  On July 6, 2009, plaintiff filed its appellate brief.  The defendants’ answering brief was filed on August 5, 2009, and the Township’s reply brief was filed on August 19, 2009.  The Court of Appeal has tentatively scheduled oral argument for June 10, 2010.

County of Monroe, Florida v. Priceline.com, Inc. et al:  On January 4, 2010, plaintiff filed a motion for class certification.  The court granted class certification on March 15, 2010.  Several Florida counties, including Bay, Orange, Palm Beach, Lee, Leon, Walton, St. James, Flagler, Gulf, Pasco, Wakulla and Volusia counties have so far opted out of the Monroe class action.  The opt-out period expires on May 24, 2010.  The mediation deadline is June 11, 2010, and the trial date is July 19, 2010.  The parties are currently conducting discovery.

Pine Bluff Advertising and Promotion Commission, Jefferson County, AR, et al. v. Hotels.com, LP, et al.: On September 25, 2009, Pine Bluff Advertising and Promotion  Commission, Jefferson County, Arkansas filed a purported class action complaint in the Circuit Court of Jefferson County, Arkansas seeking declaratory relief and monetary damages and alleging violations of accommodations tax laws and ordinances.  Defendants filed a motion to dismiss the complaint on December 4, 2009.  On January 19, 2010, the court granted defendants’ motion based on plaintiffs’ failure to timely file an opposition because plaintiffs did not inform the court of an agreed-upon extension of their response date.  The plaintiffs thereafter filed an opposition to the motion to dismiss on January 22, 2010, and on January 29, 2010 filed a motion to reconsider the court’s order of dismissal of the action.  The court granted plaintiff’s motion to reconsider on February 19, 2010 and the motion to dismiss is currently pending.

County of Lawrence v. Hotels.com, L.P., et al.:  On September 8, 2009, the County of Lawrence, Pennsylvania filed a purported class action complaint in the United States District Court for the Western District of Pennsylvania.  On November 17, 2009, the plaintiff voluntarily dismissed the federal case, but subsequently filed another complaint, on November 20, 2009, in the Court of Common Pleas of Lawrence County, Pennsylvania.  The plaintiff is seeking equitable, declaratory and monetary damages relief, as well as alleging violations of the Pennsylvania hotel occupancy tax code, conversion and unjust enrichment.  Defendants filed preliminary objections to the complaint on March 9, 2010.  The plaintiff then filed an amended complaint on March 26, 2010.  Defendants filed preliminary objections to the amended complaint on April 15, 2010.  The Court has scheduled oral argument on Defendants’ preliminary objections to the Amended Complaint for July 27, 2010.

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

•                  City of Bowling Green, KY v. Hotels.com L.P., et al.

•                  Village of Rosemont, Illinois v. Priceline.com, Inc., et al.

•                  Palm Beach County, Florida v. Priceline.com, Inc., et al.

•                  Brevard County, Florida v. Priceline.com, Inc., et al

•                  Leon County, et al. v. Expedia, Inc., et al. (2 separate proceedings)

•                  City of Birmingham, et al. v. Orbitz, Inc., et al.

A discussion of each of the legal proceedings listed above can be found in the section titled “Legal Proceedings” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The following developments regarding such legal proceedings occurred during or after the three months ended March 31, 2010:

City of Findlay v. Hotels.com, L.P., et al and City of Columbus, et al. v. Hotels.com, L.P., et al.:  On October 23, 2009 defendants filed a motion to strike and/or exclude the plaintiffs’ expert.  The court granted that motion on February 26, 2010.   Defendants’ motion for summary judgment is due to be filed by May 10, 2010.

City of San Diego, California v. Hotels.com L.P., et al.:   From January 11-15, 2010, the City of San Diego conducted an administrative hearing and heard evidence on the plaintiffs’ claims.  Post-hearing briefing was completed on March 26, 2010 and closing arguments were heard on March 29, 2010.  The administrative officer’s decision is expected to be issued in May 2010.

City of Atlanta, Georgia v. Hotels.com L.P., et al.:  Defendants filed a motion for summary judgment and plaintiff filed a motion for summary judgment and for a preliminary injunction on March 1, 2010.  The parties’ respective opposition briefs were filed April 16, 2010.  The parties’ respective reply motions are due to be filed by May 10, 2010.  The hearing on the summary judgment and preliminary injunction is set for June 22 and 23, 2010.

City of Charleston, South Carolina v. Hotel.com, et al.:  Mediation has been scheduled for May 12, 2010.  A trial date has been set for October 26, 2010, with dispositive motions due to be filed by June 30, 2010.

Town of Mount Pleasant, South Carolina v. Hotels.com, et al.:    Mediation has been scheduled for May 12, 2010.  A trial date has been set for October 26, 2010, with dispositive motions due to be filed by June 30, 2010.

City of North Myrtle Beach, South Carolina v. Hotels.com, LP, et al.:     Mediation has been scheduled for May 12, 2010.  A trial date has been set for October 26, 2010, with dispositive motions due to be filed June 30, 2010.

Wake County v. Hotels.com, LP, et al.; Dare County v. Hotels.com, LP, et al.; Buncombe County v. Hotels.com, LP, et al., and Mecklenburg County v. Hotels.com LP, et al.:  The parties are currently completing discovery.  Dispositive motions are due to be filed by June 1, 2010.

City of Houston, Texas v. Hotels.com, LP., et al.:  On November 23, 2009, defendants moved for summary judgment on all of plaintiffs’ claims.  The court granted defendants’ motion for summary judgment in its entirety and dismissed the action with prejudice on January 19, 2010.  The court denied plaintiffs’ motion for a new trial on March 29, 2010.  Plaintiffs filed a notice of appeal on April 14, 2010.

City of Baltimore, Maryland v. Priceline.com, Inc., et al.:  The parties are proceeding with discovery, which is due to be completed by May 28, 2010.  Dispositive motions are due to be filed by August 27, 2010.

County Commissioners of Worcester, Maryland v. Priceline.com, Inc., et al.:  The parties are proceeding with discovery, which is due to be completed by May 28, 2010.  Dispositive motions are due to be filed by August 27, 2010.

City of Bowling Green, KY v. Hotels.com LP et al.:  On May 21, 2009, defendants moved to dismiss the complaint.  The court granted defendants motion to dismiss on April 8, 2010.  Plaintiff  filed a notice of appeal on April 30, 2010.

The Village of Rosemont, Illinois v. Priceline.com, Inc., et al.:  Defendants filed a motion to dismiss plaintiffs’ unjust enrichment and conversion claims on October 9, 2009.  Plaintiffs opposed defendants’ motion to dismiss on November 4, 2009.  The court granted defendants’ motion to dismiss plaintiff’s unjust enrichment and conversion claims.  The parties are presently conducting discovery.

Palm Beach County, Florida v. Priceline.com, Inc., et al.:  The County filed a motion to strike defendants’ affirmative defenses on February 22, 2010.  The court set a hearing date of May 7, 2010 for this motion.  The parties are currently conducting discovery.

Brevard County, Florida v. Priceline.com Inc., et al.:  Defendants filed a motion to dismiss the complaint on December 7, 2009.  On January 4, 2010, the plaintiff voluntarily dismissed its claim for injunctive relief.  The parties are awaiting the court’s decision on the remaining parts of defendants’ motion to dismiss.  The parties are currently conducting discovery.  The Court has set a trial date for April 4, 2011, with dispositive motions due to be filed by November 1, 2010.

Leon County, et al. v. Expedia, Inc., et al.:  Defendants filed a motion to dismiss the complaint on January 19, 2010.  On February 9, 2010, Plaintiffs amended their complaint and filed a one count declaratory action.  Defendants filed answers and affirmative defenses to that amended complaint on March 17, 2010.  Plaintiffs filed a second amended complaint on April 6, 2010.  The plaintiffs in this matter now consist of 12 Florida counties, including Leon County, Florida, and certain individual tax collectors for some of the counties.  Defendants’ response to plaintiffs’ second amended complaint is due to be filed May 3, 2010.

Leon County v. Expedia, Inc. et al.:  On December 14, 2009, Leon County filed a complaint in the circuit court of the Second Judicial Circuit, in and for Leon County, Florida, against various online travel companies and the Florida Department of Revenue seeking injunctive relief and monetary damages.  Defendants filed their motion to dismiss the complaint on February 10, 2010.  Plaintiffs filed an amended complaint on March 9, 2010.  Defendants filed a motion to dismiss the amended complaint on March 24, 2010..

City of Birmingham, et al. v. Orbitz, Inc., et al.:  Defendants moved to dismiss the complaint on February 19, 2010.  Plaintiffs filed an opposition to the motion to dismiss on March 12, 2010.  The court heard oral argument on the motion to dismiss on March 23, 2010, and denied the motion on April 1, 2010.  The court ordered expedited and limited discovery, with a discovery deadline of May 28, 2010.  Dispositive motions are due to be filed by June 18, 2010.

In addition, the following new action was filed during or after the three months ended March 31, 2010:

Town of Hilton Head Island, South Carolina v. Hotels.com, LP, et al.: On April 2, 2010, the Town of Hilton Head Island, South Carolina filed a complaint in the Court of Common Pleas, Fourteenth Judicial Circuit, Beaufort County, South Carolina.  In addition to a claim that defendants have violated the local accommodations tax ordinance, the complaint asserts claims for violation of the beach preservation fee ordinance, conversion, constructive trust, unjust enrichment, demand for legal accounting, unfair trade practices act, and civil conspiracy.  .

The Company intends to defend vigorously against the claims in all of the proceedings described above.

Judicial Actions Relating to Assessments Issued by Individual Cities and Counties

Five judicial actions relating to assessments issued by individual cities and counties were pending during the three months ended March 31, 2010.

•                  Priceline.com Inc. v. Indiana Dept. of Revenue

•                  Priceline.com, Inc. et al. v. Broward County, Florida

•                  Priceline.com, Inc. et al. v. City of Anaheim, California, et al.

•                  Priceline.com Inc. et al. v. City of San Francisco, California, et al.

•                  Priceline.com, Inc. v. Miami-Dade County, Florida, et al.:

A discussion of each of the legal proceedings listed above can be found in the section titled “Legal Proceedings” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009

The following developments regarding such legal proceedings occurred during or after the three months ended March 31, 2010:

Priceline.com Inc. et al. v. City of Anaheim et al.:   On February 6, 2009, the City-appointed hearing officer issued a ruling upholding the determination that the Company was liable for the Transient Occupancy Tax, but reducing the amounts of the assessments issued.  On February 11, 2009, the Company and Travelweb LLC filed suit in Superior Court of the State of California, County of Orange, against the City and the hearing officer challenging the assessments and the liability determination.  On February 1, 2010, the court granted the online travel companies’ motion for judgment to set aside the hearing officer’s determination and denied the City’s competing application to dismiss the complaint.  On February 5, 2010, the City filed a motion for reconsideration of the Court’s February 1, 2010 Order dismissing the city’s claims.   Defendants’ opposed the motion.  On April 7, 2010, the Court denied the City’s motion for reconsideration, but granted the City leave to amend its complaint.  In addition, in connection with this proceeding, on May 22, 2009, the City filed a petition seeking appellate review of the order on the “pay first” issue; opposition and reply briefs followed.  On June 11, 2009, the Court of Appeal denied the City’s petition.  The City filed a petition for review from the California Supreme Court on December 29, 2009.  On March 24, 2010, the Court denied the petition for review.

Priceline.com, Inc. v. Miami-Dade County, Florida, et al.  On December 18, 2009, the Company filed a complaint in the Circuit Court of the Second Judicial Circuit, in and for Leon County, Florida against Miami-Dade County, Florida and the Florida Department of Revenue seeking to invalidate the County’s prior assessment.  On January 13, 2010, Miami-Dade County answered and asserted counterclaims against the Company.  In addition to claims for declaratory and injunctive relief with respect to the County’s tourist development tax and state’s transient sales tax, the counterclaim also asserts claims for breach of fiduciary duty, unjust enrichment and conversion.  On February 1, 2010, the Florida Department of Revenue served its answer to the Company’s complaint.  The Company filed a motion to dismiss Miami-Dade’s counterclaims and a motion to strike Miami-Dade’s affirmative defenses on February 26, 2010.   On March 30, 2010, the court granted an unopposed motion to consolidate all the online travel companies’ individual cases under one case number originally assigned to Hotwire, Inc. v. Miami-Dade County, Florida and Florida Department of Revenue. The court has scheduled argument on the motion to dismiss for June 17, 2010.

The Company intends to prosecute vigorously its claims in these actions.

Consumer Class Actions

Two purported class actions brought by consumers against the Company were pending during the three months ended March 31, 2010.

•                  Marshall, et al. v. priceline.com, Inc.

•                  Chiste, et al. v. priceline.com Inc., et al.

A discussion of each of the legal proceedings listed above can be found in the section titled “Legal Proceedings” of the Company’s Annual Report on Form 10-K for the year ended December 31.

The following developments regarding such legal proceedings occurred during or after the three months ended March 31, 2010:

Marshall, et al. v. priceline.com, Inc.:  The court granted the Company’s motion for summary judgment, and denied plaintiff’s competing motion for summary judgment, on March 8, 2010.  Plaintiff filed a Notice of Appeal on April 6, 2010.

The Company intends to defend vigorously against the claims in all of the proceedings described above.

Administrative Proceedings and Other Possible Actions

At various times, the Company has also received inquiries or proposed tax assessments from municipalities and other taxing jurisdictions relating to its charges and remittance of amounts to cover state and local hotel occupancy and other related taxes.  Among others, the City of Philadelphia, Pennsylvania, the City of Phoenix, Arizona (on behalf of itself and 13 other Arizona cities), and state tax officials from Texas, Wisconsin, West Virginia and Pennsylvania have begun formal or informal administrative procedures or stated that they may assert claims against the Company relating to allegedly unpaid state or local hotel occupancy or related taxes.  Since late 2008, the Company has received audit notices from more than forty cities in the state of California.  The Company is engaged in audit proceedings in each of those cities.  The Company has also been contacted for audit by five counties in the state of Utah and by Osceola County, Florida.

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

The Company intends to defend vigorously against the claims in all of the proceedings described in this Note 12.  The Company has accrued for certain legal contingencies where it is probable that a loss has been incurred and the amount can be reasonably estimated.  Except as disclosed, such amounts accrued are not material to the

Company’s Unaudited Consolidated Balance Sheets and provisions recorded have not been material to its consolidated results of operations.  The Company is unable to estimate the potential maximum range of loss.

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

Contingent Purchase Price

In connection with our acquisition of Agoda in 2007, contingent consideration of up to $141.6 million is payable in 2011 if Agoda achieves specified “gross bookings” and earnings targets for the period of January 1, 2008 through December 31, 2010.  Based upon our current estimates, we anticipate a payment for contingent consideration of approximately $25 million to $50 million.

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

Overview

We are a leading online travel company that offers our customers a broad range of travel services, including hotel rooms, car rentals, airline tickets, vacation packages, cruises and destination services. Internationally, we offer our customers hotel room reservations in over 94 countries and 34 languages.  In the United States, we offer our customers a unique choice: the ability to purchase travel services in a traditional, price-disclosed manner or the opportunity to use our unique Name Your Own Price® service, which allows our customers to make offers for travel services at discounted prices.

We launched our business in the United States in 1998 under the priceline.com brand and have since expanded our operations to include, among others, the brands Booking.com worldwide and Agoda in Asia.  Our principal goal is to be the leading worldwide online hotel reservation service.  Our business is driven primarily by international results.  During the year ended December 31, 2009, our international business — the significant majority of which is currently generated by Booking.com — represented approximately 61% of our gross bookings (an operating and statistical metric referring to the total dollar value, generally inclusive of all taxes and fees, of all travel services purchased by our customers), and approximately 75% of our consolidated operating income.  Given that our international business is primarily comprised of hotel reservation services, commissions earned in connection with the reservation of hotel room nights represents a substantial majority of our gross profit.

Because our domestic services include merchant Name Your Own Price® travel services, which are reported on a “gross” basis, while both our domestic and international retail travel services are primarily recorded on a “net” basis, revenue increases and decreases are impacted by changes in the mix of the sale of Name Your Own Price® and retail travel services and, consequently, gross profit has become an increasingly important measure of evaluating growth in our business.  At present, we derive substantially all of our gross profit from the following sources:

•                  Commissions earned from price-disclosed hotel room reservations, rental cars, cruises and other travel services;

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

The worldwide recession negatively affected the broad travel market and, as a result, our business.  Since the onset of the worldwide recession, hotel operators have reported significant decreases in occupancy rates (a common metric that measures hotel customer usage) and average daily rates (“ADRs”) in the United States, Europe and Asia.  While these trends have recently shown signs of stabilization, there can be no assurance that the worldwide recession will not worsen or continue or that the worldwide recession will not have further negative impact on the travel industry and, as a result, our business.

Our recent performance has been aided by several factors that will likely not be present in future periods and, as a consequence, our year-over-year financial comparisons will be progressively more difficult in 2010, particularly in the second half of 2010, as we begin to compare against improving results in the second half of 2009.  First, we believe our gross bookings and earnings growth rates in the second half of 2009 and the first quarter of 2010 reflected favorable year-over-year comparisons as weak economic conditions in the third and fourth quarters of 2008 and the first quarter of 2009 adversely affected our results.  Second, many travel suppliers discounted or reduced their fares or rates in 2009, which we believe has helped to stimulate demand for leisure travel.  Further, as the travel market has improved, there is less promotional pricing and discounting and, in fact, air fares have increased significantly, which will pressure demand, especially relative to prior year periods.  In the first quarter of 2010, we have experienced a mild deceleration in year-over-year hotel room night reservations as compared to the year-over-year growth rate in the fourth quarter of 2009.  We expect this rate of deceleration to increase in the second quarter of 2010 (and be magnified in that quarter as a result of disruptions caused by the eruption of a volcano in Iceland) and throughout the second half of 2010.

Large, established Internet search engines with substantial resources and expertise in developing online commerce and facilitating Internet traffic are creating — and intend to further create — inroads into online travel, both in the U.S. and internationally.  For example, Google is actively testing a travel “meta-search” site to show searchers specific hotels and rates in addition to text advertisements, which began beta-testing in the first quarter of 2010, and Microsoft recently launched Bing Travel, a “meta-search” site, which searches for airfare and hotel reservations online and predicts the best time to purchase them.  “Meta-search” sites leverage their search technology to aggregate travel search results for the searcher’s specific itinerary across supplier, travel agent and other websites and, in many instances, compete directly with us for customers.  These initiatives, among others, illustrate Google’s and Bing’s clear intention to more directly appeal to travel consumers by showing consumers more detailed travel results, including specific information for travelers’ own itineraries, which could lead to suppliers or others gaining a larger share of Google’s or Bing’s traffic or may ultimately lead to search engines maintaining transactions within their own websites.  If Google, as the single largest search engine in the world, or Bing, or other leading search engines refer significant traffic to these or other travel services that they develop in the future, it could result in, among other things, more competition from supplier websites and higher customer acquisition costs for third-party sites such as ours and could have a material adverse effect on our business, results of operations and financial condition.

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

As our international operations have become significant contributors to our results and international hotel bookings have become of increased importance to our earnings, we have seen, and expect to continue to see, changes in certain of our operating expenses and other financial metrics.  For example, because our international operations utilize online search and affiliate marketing as the principal means of generating traffic to their websites, our online advertising expense has increased significantly over recent years, a trend we expect to continue throughout the remainder of 2010.  In addition, and as discussed in more detail below, we have seen the effects of seasonal fluctuations on our operating results change as a result of different revenue recognition policies that apply to our price-disclosed services (including our international hotel service) as compared to our Name Your Own Price® services.

Another impact of the growing importance of our international operations is our increased exposure to foreign currency exchange risk.  Because we are conducting a significant and growing portion of our business outside the United States and are reporting our results in U.S. Dollars, we face exposure to adverse movements in currency exchange rates as the financial results of our international operations are translated from local currency (principally the Euro and the British Pound Sterling) into U.S. Dollars upon consolidation.  Our international operations contributed approximately $215.8 million to our revenues for the three months ended March 31, 2010, which compares to $114.6 million for the three months ended March 31, 2009 (year-over-year growth of approximately 88%).  Revenue attributable to our international operations increased, on a local currency basis, however, by approximately 79% in the three months ended March 31, 2010, compared to the same period in 2009.  Although the Euro was on average stronger that the U.S. Dollar during the first quarter of 2010, as compared to the same period in 2009, the U.S. Dollar has recently strengthened significantly against the Euro, as well as the British Pound Sterling. The U.S. Dollar strengthened against the Euro from a rate of approximately 1.43 Euros per U.S. Dollar as of December 31, 2009, to approximately 1.28 Euros per U.S. Dollar as of May 7, 2010.  If the Euro continues to trade at or near current exchange rates during the second, third and fourth quarters of 2010, our Euro-denominated net assets, gross bookings, revenues, operating expenses, and net income will be adversely impacted as expressed in U.S. Dollars compared to the corresponding periods in 2009.

In early 2010, concern over sovereign debt in Greece and certain other European Union countries has caused significant devaluation of the Euro relative to other currencies, such as the U.S. Dollar.  Destabilization of the European economy could lead to a decrease in consumer confidence, which could cause reductions in discretionary spending on services such as leisure travel.  Furthermore, sovereign debt issues could also lead to further significant, and potentially longer-term, devaluation of the Euro against the U.S. Dollar, which would adversely impact our Euro-denominated net assets, gross bookings, revenues, operating expenses, and net income as expressed in U.S. Dollars.

From time to time, we enter into derivative instruments to minimize the impact of short-term currency fluctuations on our consolidated operating results.  Such derivative instruments are short term in nature and not designed to hedge against currency fluctuation that could impact our foreign currency denominated gross bookings, revenue or gross profit.  See Note 6 to the Unaudited Consolidated Financial Statements for additional information on our derivative contracts.

Domestic Trends.  Competition in domestic online travel remains intense and traditional online travel companies are creating new promotions and consumer value features in an effort to gain competitive advantage.  In June 2007, we eliminated processing fees for our price-disclosed airline ticket service, and in April 2008, we reduced processing fees for our domestic price-disclosed merchant hotel room service.  As a result, since those dates, we had a pricing advantage against other major online travel agents with respect to these travel services.  Starting in March 2009, Expedia and Travelocity also eliminated air booking fees, and in April 2009, Orbitz followed.  As a result, we no longer have the price advantage that we have had against our major competitors on price-disclosed airline tickets since June 2007.  Similarly, in April 2009, each of Expedia and Orbitz reduced booking fees on hotel room reservations, and we therefore no longer have a price advantage over those companies on price-disclosed merchant hotel room reservations.  In addition, in May 2009, Orbitz announced a price guarantee program under which a customer who books a prepaid hotel stay will receive money back from Orbitz if another Orbitz customer books the exact same stay in terms of room type, travel dates and number of travelers.  In addition, in October 2009, Travelocity announced the waiver of its cancellation and change fees for hotel and vacation packages, as well as an expanded hotel guarantee, under which consumers who book a hotel room and then find a lower published rate for the same room anytime before the day of check-in are eligible to receive a refund of the difference.  Our business may be adversely impacted as a result of no longer having a price advantage over our direct competitors in the U.S., as seen in the fourth quarter 2009 and the first quarter of 2010, where domestic gross bookings growth decelerated from the previous quarter, and we may be adversely impacted by future promotional initiatives by our competitors.  Furthermore, in recent quarters, online advertising expenses for our domestic business have increased as traffic obtained through online advertising has increased as a percentage of total demand, a trend which we expect to continue.

In addition, in March 2009, Travelocity launched an opaque price-disclosed hotel booking service that allows customers to book rooms at a discount because, similar to our Name Your Own Price® hotel booking service, the name of the hotel is not disclosed until after purchase.  At this point, the number of hotels available through Travelocity’s opaque hotel service is limited.  However, Travelocity has experience with offering opaque price-

disclosed hotel room reservations in Europe through its site, lastminute.com, and it is likely that it will use such experience to grow the number of opaque hotel room reservations it makes available.  If Travelocity is successful in growing its opaque hotel service, our share of the discount hotel market in the U.S. could decrease.  In addition, we would have to compete with Travelocity for access to hotel room supply and there is no guarantee that we would be able to maintain successfully the access to opaque hotel supply which we currently have.  If Travelocity’s opaque hotel service is successful, it may try to offer opaque airline tickets and/or rental cars, each of which would expose us to similar risks as the opaque hotel service.

While demand for online travel services continues to experience annualized growth, we believe that the domestic market share of third-party distributors, like priceline.com, has declined over the last several years and that the growth of the domestic online market for travel services has slowed.  We believe the decline in market share is attributable, in part, to (1) a concerted initiative by travel suppliers to direct customers to their own websites in an effort to reduce distribution expenses and establish more direct control over their pricing, and (2) a price advantage in that the suppliers generally do not charge a processing fee.  However, with the recent elimination and reduction of processing and other fees by all of the major online travel companies, we believe that the domestic market share of third party distributors stabilized and potentially increased during 2009 and the first quarter of 2010.

Domestic airlines have recently reduced capacity and increased fares.  In addition, the threat of carrier bankruptcies and the emerging prospect of industry consolidation, as evidenced by the recent merger of Delta Air Lines and Northwest Airlines and the recently-announced, but not yet consummated, merger of United Air Lines and Continental Airlines, could lead to additional decreases in capacity and further reduce the amount of airline tickets available to us.  Significant increases in average airfares thus far in 2010 may adversely impact travel demand.  Reduced airline capacity and demand negatively impact our domestic air business, which in turn has negative repercussions on our domestic hotel and rental car businesses.  In addition, recent decreases in rental car fleets have led to decreases in rental car availability, which has negatively impacted our Name Your Own Price® rental car service.  In addition, Hertz recently announced its intention to acquire the Dollar-Thrifty Automotive Group, which could result in a further decrease of rental car inventory available to our rental car service.  In January 2010, Toyota recalled over 8 million vehicles due to faulty accelerator pedals, leading to further strain on rental car companies’ fleets and increased retail rental car rates.  As a result of these challenges, we experienced a significant decline in Name Your Own Price® airline tickets and rental car days during the first quarter of 2010 compared to the same period in 2009.  Nevertheless, we continue to believe that the market for domestic online travel services is an attractive market with continued opportunity for growth.

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

We believe that our success will depend in large part on our ability to maintain profitability, primarily from our hotel business, to continue to promote the Booking.com brand internationally, the priceline.com brand in the United States, the Agoda brand in Asia and, over time, to offer other travel services and further expand into other international markets. Factors beyond our control, such as worldwide recession, terrorist attacks, unusual weather patterns, including natural disasters such as hurricanes, tsunamis, volcanic eruptions (such as the recent eruption of a volcano in Iceland discussed below) or earthquakes and other weather phenomena, travel related health concerns including pandemics and epidemics such as Influenza H1N1, avian bird flu and SARS, political instability, regional hostilities, increases in fuel prices, imposition of taxes or surcharges by regulatory authorities, travel related accidents or the withdrawal from our system of a major hotel supplier or airline, could adversely affect our business and results of operations and impair our ability to effectively implement all or some of the initiatives described above.

For example, recent civil unrest in Thailand, a key market for our Agoda business and the Asian business of Booking.com, resulted in significant year-over-year declines in booking volumes in this market.   Clashes

involving Thai security forces, anti-government demonstrators and groups supporting the government resulted in violence in various locations in Bangkok. Agoda operates several key business functions at a regional operating headquarters in central Bangkok. Anti-government demonstrators have set up their main protest site in the vicinity of the Agoda Bangkok office.  As a result of ongoing security concerns, Agoda relocated its operations in central Bangkok to temporary locations until such time as the security situation improves.  Thailand has experienced disruptive civil unrest in prior years as well and continued or future civil or political unrest could further disrupt Agoda’s Thailand-based business and operations.

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

Recent Developments.

In April 2010, a significant number of flights were cancelled in Europe after the eruption of a volcano in Iceland.  As a result, our European business experienced significant increases in cancellations, reduced booking activity and higher-than-normal customer service call volumes during the impacted period.  We estimate that our second quarter 2010 earnings will be negatively impacted by approximately $10 million ($7 million net of taxes) as a result of cancellations, no-shows and other related costs caused by the volcano eruption.

Results of Operations

Three Months Ended March 31, 2010 compared to the Three Months Ended March 31, 2009

Operating Metrics

Our financial results are driven by certain operating metrics that encompass the booking activity generated by our travel services.  Specifically, reservations of hotel room nights, rental car days and airline tickets capture the volume of units purchased by our customers.  Gross bookings is an operating and statistical metric that captures the total dollar value, generally inclusive of taxes and fees, of all travel services booked by our customers, and is widely used in the travel business.  International gross bookings reflect gross bookings generated principally by websites owned by, operated by, or dedicated to providing gross bookings for our international brands and operations, and domestic gross bookings reflect gross bookings generated principally by websites owned by, operated by, or dedicated to providing gross bookings by our domestic operations, in each case without regard to the location of the travel or the customer purchasing the travel.

Gross bookings resulting from hotel room nights, rental car days and airline tickets sold through our domestic and international operations for the three months ended March 31, 2010 and 2009 were as follows (numbers may not total due to rounding):

	Three Months Ended March 31,
	2010	2009	Change

Domestic	$989 million	$851 million	16.2%
International	1,975 million	1,092 million	80.8%
Total	$2,965 million	$1,944 million	52.5%

Gross bookings increased by 52.5% for the three months ended March 31, 2010, compared to the same period in 2009, principally due to 56.8% growth in hotel room night reservations.  The 80.8% increase in international gross bookings was attributable to growth in international hotel room night reservations for our Booking.com and Agoda businesses (growth on a local currency basis was approximately 73%).  Domestic gross bookings increased by 16.2% for the three months ended March 31, 2010, compared to the same period in 2009, primarily due to growth in price-disclosed airline tickets and an increase in average fares, price-disclosed hotel room night reservations, Name Your Own Price® hotel room night reservations, and price-disclosed rental car days, partially offset by a decline in Name Your Own Price® rental car days and airline tickets.

Gross bookings resulting from hotel room nights, rental car days and airline tickets sold through our agency and merchant models for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended March 31,
	2010	2009	Change

Agency	$2,374 million	$1,470 million	61.5%
Merchant	591 million	474 million	24.8%
Total	$2,965 million	$1,944 million	52.5%

Agency gross bookings increased 61.4% for the three months ended March 31, 2010, compared to the same period in 2009, due to growth in the sale of Booking.com hotel room night reservations, price-disclosed airline tickets and price-disclosed rental car days.  Merchant gross bookings increased 24.8% for the three months ended March 31, 2010, compared to the same period in 2009, due to an increase in the sale of Agoda merchant price-disclosed hotel room night reservations, Name Your Own Price® hotel room night reservations and domestic merchant price-disclosed hotel room night reservations, partially offset by a decline in Name Your Own Price® rental car days and airline tickets.

Three Months Ended	Hotel Room Nights	Rental Car Days	Airline Tickets

March 31, 2010	20.0 million	3.0 million	1.5 million

March 31, 2009	12.8 million	3.0 million	1.5 million

Hotel room night reservations sold increased by 56.8% for the three months ended March 31, 2010, compared to the same period in 2009, due primarily to an increase in the sale of Booking.com agency room night reservations, as well as an increase in the sale of Agoda price-disclosed room night reservations, Name Your Own Price® room night reservations and domestic price-disclosed room night reservations.

Rental car days sold decreased by 0.9% for the three months ended March 31, 2010, compared to the same period in 2009, due primarily to a decrease in the sale of Name Your Own Price® rental car days, partially offset by an increase in price-disclosed rental car days.

Airline tickets sold increased by 2.8% for the three months ended March 31, 2010, compared to the same period in 2009, due to an increase in the sale of price-disclosed airline tickets, partially offset by a decline in Name Your Own Price® airline tickets.

Revenues

•                  Merchant revenues are derived from transactions where we are the merchant of record and therefore charge the customer’s credit card for the travel services provided.  Merchant revenues include (1) transaction revenues representing the selling price of Name Your Own Price® hotel room reservations, rental cars and airline tickets and price-disclosed vacation packages; (2) transaction revenues representing the amount charged to a customer, less the amount charged by suppliers in connection with the hotel room reservations provided through our merchant price-disclosed hotel service; (3) customer processing fees charged in connection with the sale of Name Your Own Price® airline tickets, hotel room reservations and rental cars and merchant price-disclosed hotel reservations; and (4) ancillary fees, including GDS reservation booking fees related to certain of the services listed above.

•                  Agency revenues are derived from travel related transactions where we are not the merchant of record and where the prices of the travel services are determined by third parties. Agency revenues include travel commissions, customer processing fees and GDS reservation booking fees related to certain of the services listed above and are reported at the net amounts received, without any associated cost of revenue.

•                  Other revenues are derived primarily from advertising on our websites.

	Three Months Ended March 31,
	($000)
	2010	2009	Change

Merchant Revenues	$368,265	$337,034	9.3%
Agency Revenues	213,242	120,225	77.4%
Other Revenues	2,887	4,799	(39.8)%
Total Revenues	$584,394	$462,058	26.5%

Merchant Revenues

Merchant revenues for the three months ended March 31, 2010 increased 9.3% compared to the same period in 2009, primarily due to an increase in the sale of Name Your Own Price® hotel room night reservations and Agoda and domestic merchant price-disclosed hotel room night reservations, partially offset by a decline in Name Your Own Price® rental car days and airline tickets.

Agency Revenues

Agency revenues for the three months ended March 31, 2010 increased 77.4% compared to the same period in 2009, primarily as a result of growth in our international operations.

Other Revenues

Other revenues during the three months ended March 31, 2010 consisted primarily of advertising.  Other revenues for the three months ended March 31, 2010 decreased 39.8% compared to the same period in 2009, primarily as a result of the termination of a relationship with a post-transaction online advertising partner in September 2009.

Cost of Revenues and Gross Profit

	Three Months Ended March 31,
	($000)
	2010	2009	Change

Cost of Revenues	$265,278	$253,728	4.6%
% of Merchant Revenues	72.0%	75.3%

Cost of Revenues

For the three months ended March 31, 2010, cost of revenues consisted primarily of charges from the suppliers for: (1) the cost of Name Your Own Price® hotel room reservations, net of applicable taxes, (2) the cost of Name Your Own Price® rental cars, net of applicable taxes; and (3) the cost of Name Your Own Price® airline tickets, net of the federal air transportation tax, segment fees and passenger facility charges imposed in connection with the sale of airline tickets.  Cost of revenues for the three months ended March 31, 2010 increased by 4.6% compared to the same period in 2009, due primarily to the increase in merchant revenue discussed above.  Merchant price-disclosed hotel revenues in the U.S. and for Agoda are recorded in merchant revenues net of the amounts paid to suppliers and therefore, there is no associated cost of revenues for merchant price-disclosed hotel revenues.  Cost of revenues as a percentage of their associated merchant revenues decreased primarily due to the increase in merchant price-disclosed hotel revenues, which are recorded on a “net” basis.

Agency revenues are recorded at their net amount, which are amounts received less amounts paid to suppliers, if any, and therefore, there are no costs of agency revenues.

Gross Profit

	Three Months Ended March 31,
	($000)
	2010	2009	Change

Gross Profit	$319,116	$208,330	53.2%
Gross Margin	54.6%	45.1%

Total gross profit for the three months ended March 31, 2010 increased by 53.2% compared to the same period in 2009, primarily as a result of increased revenue discussed above.  Total gross margin (gross profit expressed as a percentage of total revenue) increased during the three months ended March 31, 2010, compared to the same period in 2009, because Name Your Own Price® revenues, which are recorded “gross” with a corresponding cost of revenue, represented a smaller percentage of total revenues compared to retail, price-disclosed revenues which are primarily recorded “net” with no corresponding cost of revenues.  Because Name Your Own Price® transactions are reported “gross” and retail transactions are primarily recorded on a “net” basis, we believe that gross profit has become an increasingly important measure of evaluating growth in our business.  Our international operations accounted for approximately $214.9 million of our gross profit for the three months ended March 31, 2010, which compares to approximately $113.9 million for the same period in 2009.  Gross profit attributable to our international operations increased, on a local currency basis, by approximately 80%  in the three months ended March 31, 2010, compared to the same period in 2009.

Operating Expenses

Advertising

	Three Months Ended March 31,
	($000)
	2010	2009	Change

Offline Advertising	$11,788	$10,766	9.5%

% of Total Gross Profit	3.7%	5.2%

Online Advertising	$113,109	$68,117	66.1%

% of Total Gross Profit	35.4%	32.7%

Offline advertising expenses consist primarily of: (1) the expenses associated with domestic television, print and radio advertising; and (2) the cost for creative talent, production costs and agency fees for television, print and radio advertising.  For the three months ended March 31, 2010, offline advertising expenses increased compared to the same period in 2009 due to higher production and creative talent costs, partially offset by decreased television, radio and print advertising.  Online advertising expenses primarily consist of the costs of (1) search engine keyword purchases; (2) affiliate programs; (3) banner and pop-up advertisements; and (4) e-mail campaigns.  For the three months ended March 31, 2010, online advertising expenses increased over the same period in 2009, primarily to support increased price-disclosed agency hotel room night reservations for Booking.com as well as increased domestic and Agoda travel bookings.  Online advertising as a percentage of gross profit increased for the three months ended March 31, 2010 compared to the same period in 2009 due primarily to (1) growth in our international operations, which rely primarily on online advertising, in particular keyword purchases and payments to affiliate advertisers, to support their businesses, as well as (2) increases in online spending for our domestic business.

Sales and Marketing

	Three Months Ended March 31,
	($000)
	2010	2009	Change

Sales and Marketing	$24,113	$18,419	30.9%

% of Total Gross Profit	7.6%	8.8%

Sales and marketing expenses consist primarily of (1) credit card processing fees associated with merchant transactions; (2) fees paid to third-party service providers that operate the call centers for our priceline.com business; (3) provisions for credit card chargebacks; and (4) provisions for bad debt primarily related to agency hotel commission receivables.  For the three months ended March 31, 2010, sales and marketing expenses, which are substantially variable in nature, increased over the same period in 2009, primarily due to increased credit card processing fees, call center costs and a bad debt provision associated with increased gross booking volumes.

Personnel

	Three Months Ended March 31,
	($000)
	2010	2009	Change

Personnel	$49,777	$39,510	26.0%

% of Total Gross Profit	15.6%	19.0%

Personnel expenses consist of compensation to our personnel, including salaries, bonuses, taxes, employee health benefits and stock-based compensation. For the three months ended March 31, 2010, personnel expenses increased over the same period in 2009, due primarily to increased headcount to support the growth of our business.  Stock-based compensation expense was approximately $11.9 million for the three months ended March 31, 2010, and $10.6 million for the three months ended March 31, 2009.

General and Administrative

	Three Months Ended March 31,
	($000)
	2010	2009	Change

General and Administrative	$18,033	$14,788	21.9%

% of Total Gross Profit	5.7%	7.1%

General and administrative expenses consist primarily of: (1) fees for outside professionals, including litigation expenses; (2) occupancy expenses; and (3) personnel related expenses such as recruiting, training and travel expenses. General and administrative expenses increased during the three months ended March 31, 2010, over the same period in 2009, due to increased personnel-related expenses for our international operations, additional fees for outside professionals, including litigation expenses primarily related to hotel occupancy and other tax proceedings, and increased occupancy expenses associated with new international offices.

Information Technology

	Three Months Ended March 31,
	($000)
	2010	2009	Change

Information Technology	$4,608	$4,527	1.8%

% of Total Gross Profit	1.4%	2.2%

Information technology expenses consist primarily of: (1) system maintenance and software license fees; (2) outsourced data center costs relating to our domestic and international data centers; (3) data communications and other expenses associated with operating our Internet sites; and (4) payments to outside consultants. For the three months ended March 31, 2010, information technology expenses was flat compared to the same period in 2009.

Depreciation and Amortization

	Three Months Ended March 31,
	($000)
	2010	2009	Change

Depreciation and Amortization	$9,779	$9,361	4.5%

% of Total Gross Profit	3.1%	4.5%

Depreciation and amortization expenses consist of:  (1) amortization of intangible assets with determinable lives; (2) amortization of internally developed and purchased software, (3) depreciation of computer equipment; and (4) depreciation of leasehold improvements, office equipment and furniture and fixtures.  For the three months ended March 31, 2010, depreciation and amortization expense increased from the same period in 2009, primarily due to an increase in depreciation related to domestic operations.

Other Income (Expense)

	Three Months Ended March 31,
	($000)
	2010	2009	Change

Interest Income	$855	$741	15.4%

Interest Expense	(4,806)	(6,805)	(29.4)%

Foreign Currency Transactions and Other	(3,130)	3,817	(182.0)%
Total Other Income (Expense)	$(7,081)	$(2,247)	215.1%

For the three months ended March 31, 2010, interest income on cash and marketable securities increased over the same period in 2009, principally due to an increase in the average balance invested.  Interest expense decreased for the three months ended March 31, 2010, as compared to the same period in 2009, primarily due to a reduction in the average outstanding convertible debt due to early conversions.  “Foreign currency transactions and other” includes foreign exchange gains of $2.6 million and $1.8 million for the three months ended March 31, 2010 and 2009, respectively, related to foreign exchange derivative contracts.  Foreign exchange transaction losses of $0.5 million were recorded for the three months ended March 31, 2010, compared to $0.8 million of losses for the three months ended March 31, 2009.  A loss of $5.3 million for the three months ended March 31, 2010, resulted from convertible debt conversions, compared to a gain of $2.9 million for the three months ended March 31, 2009.

Income Taxes

	Three Months Ended March 31,
	($000)
	2010	2009	Change

Income Tax Expense	$26,953	$15,541	73.4%

Our effective tax rate for the three months ended March 31, 2010 and 2009 was 33.3% and 38.3%, respectively.  Our effective tax rate for the three months ended March 31, 2010 differs from the expected tax provision at the U.S. statutory tax rate of 35%, principally due to lower foreign tax rates, partially offset by state income taxes and certain non-deductible expenses.  The effective tax rate for the three months ended March 31, 2010 is lower compared to the same period in 2009 due primarily to a higher percentage of foreign income which is taxed at lower rates.

Due to our domestic net operating loss carryforwards, we do not expect to make payments on our U.S. income for the foreseeable future, except for U.S. federal alternative minimum tax and state income taxes.  However, we expect to pay foreign taxes on our foreign income.  We expect that our international operations will grow their pretax income at higher rates than the U.S. over the long term and, therefore, it is our expectation that our cash tax payments will increase as our international business generates an increasing share of our pretax income.

Equity in Loss of Investees

	Three Months Ended March 31,
	($000)
	2010	2009	Change

Equity in Loss of Investees	$—	$31	(100.0)%

Equity in loss of investees for the three months ended March 31, 2009 represented our pro rata share of pricelinemortgage.com’s net results. In July 2009, pricelinemortgage.com was dissolved, and we received $8.9 million in cash for our 49% equity investment in pricelinemortgage.com. We do not expect the dissolution of our investment in pricelinemortgage.com to materially impact future periods.

Liquidity and Capital Resources

As of March 31, 2010, we had $1.2 billion in cash, cash equivalents and short-term investments.  Approximately $547.8 million of our cash and cash equivalents and short-term investments are held by our international subsidiaries and are denominated primarily in Euros and, to a lesser extent, in British Pound Sterling. Cash equivalents and short-term investments are primarily comprised of highly liquid, investment-grade debt securities.

In March 2010, we issued in a private placement $575.0 million aggregate principal amount of convertible senior notes due 2015, with an interest rate of 1.25%.  Interest on these notes is payable in March and September of each year.  The net proceeds may be used for general corporate purposes, which may include repurchasing shares of priceline.com common stock from time to time, repaying outstanding debt and corporate acquisitions.  As discussed below, concurrent with this debt offering, we repurchased approximately $100 million of our outstanding common stock.  See Note 9 to our Unaudited Consolidated Financial Statements for further details on these notes.

In March 2010, our Board of Directors authorized the repurchase of up to $500 million of our common stock from time to time in open market or privately negotiated transactions, including the approval to purchase up to $100 million of our common stock from the proceeds of, and concurrently with, the offering of the notes discussed above.  We repurchased approximately 0.4 million shares of our common stock at an aggregate cost of $100.0 million during the three months ended March 31, 2010.  As of March 31, 2010, we have a remaining authorization to repurchase $465.3 million of our common stock.  We may from time to time make additional repurchases of our common stock, depending on prevailing market conditions, alternate uses of capital and other factors.

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

Net cash provided by operating activities for the three months ended March 31, 2010, was $104.7 million, resulting from net income of $53.9 million, net favorable changes in working capital of $6.5 million, and a net favorable impact of $44.3 million for non-cash items not affecting cash flows.  Non-cash items include deferred income taxes, stock-based compensation expense, depreciation and amortization, primarily from acquisition-related intangible assets, amortization of debt discount and loss on conversions of our convertible notes.  The changes in working capital for the three months ended March 31, 2010, were related to a $23.7 million increase in accounts payable, accrued expenses and other current liabilities, partially offset by a $20.2 million increase in accounts receivable.  The increase in these working capital balances was primarily related to increases in business volume.

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

Net cash used in investing activities was $311.5 million for the three months ended March 31, 2010.  Investing activities were affected by $313.8 million net purchase of marketable securities and a payment of $2.5 million for acquisitions and other equity investments, net of cash acquired, partially offset by $9.7 million received to settle derivative contracts.   Net cash used in investing activities was $110.4 million for the three months ended March 31, 2009.  Investing activities were affected by $108.3 million net purchase of securities partially offset by a reduction in restricted cash of $1.0 million.  Cash invested in purchases of property and equipment was $4.8 million and $3.1 million for the three months ended March 31, 2010 and 2009, respectively.

Net cash provided by financing activities was approximately $359.0 million for the three months ended March 31, 2010.  The cash provided by financing activities during the three months ended March 31, 2010 was primarily related to proceeds from the issuance of convertible senior notes with an aggregate principal amount of $575.0 million, $12.6 million of proceeds from the exercise of employee stock options and $1.7 million of excess tax benefits from stock-based compensation, partially offset by $98.4 million of principal paid upon the conversion of senior notes, $118.9 million of treasury stock purchases and $12.9 million of debt issuance costs.  Net cash used in financing activities was approximately $31.1 million for the three months ended March 31, 2009.  The cash used in financing activities during the three months ended March 31, 2009 was primarily related to $20.5 million of principal paid upon the conversion of senior notes, $13.1 million of treasury stock purchases, partially offset by $1.2 million of proceeds from the exercise of employee stock options and $1.3 million of excess tax benefits from stock-based compensation.

Based upon the closing price of our common stock for the prescribed measurement periods during the three months ended March 31, 2010, the contingent conversion thresholds on our 2011 Notes and 2013 Notes were exceeded.  As a result, these notes (aggregate principal amount $97.5 million) are convertible at the option of the holder as of March 31, 2010 and, accordingly, have been classified as a current liability and in convertible debt in mezzanine on the Unaudited Consolidated Balance Sheet as of that date.  As of May 7, 2010, we have received conversion notices from holders of approximately $17.4 million outstanding principal amount that will be settled in the second quarter 2010.  When holders elect to convert, we are required to settle the principal amount of the notes in cash and we intend to satisfy any conversion premium in shares of common stock.  We would likely fund the repayment of the principal amount with existing cash and cash equivalents, short-term investments (totaling approximately $1.2 billion at March 31, 2010) and borrowings under our revolving credit facility.

In connection with our acquisition of Agoda in 2007, contingent consideration of up to $141.6 million is payable in 2011 if Agoda achieves specified “gross bookings” and earnings targets for the period of January 1, 2008 through December 31, 2010.  Based upon our current estimates, we anticipate a payment for contingent consideration of approximately $25 million to $50 million.

In September 2007, we entered into a $175.0 million five-year committed revolving credit facility with a group of lenders, which is secured, subject to certain exceptions, by a first-priority security interest on substantially all of our assets and related intangible assets located in the United States.  In addition, our obligations under the revolving credit facility are guaranteed by substantially all of the assets and related intangible assets of our material direct and indirect domestic and foreign subsidiaries.  Borrowings under the revolving credit facility will bear interest, at our option, at a rate per annum equal to the greater of (a) JPMorgan Chase Bank, National Association’s prime lending rate and (b) the federal funds rate plus ½ of 1%, plus an applicable margin ranging from 0.25% to 0.75%; or at an adjusted LIBOR for the interest period in effect for such borrowing plus an applicable margin ranging from 1.25% to 1.75%.  Undrawn balances available under the revolving credit facility are subject to commitment fees at the applicable rate ranging from 0.25% to 0.375%.

The revolving credit facility provides for the issuance of up to $50.0 million of letters of credit as well as borrowings on same-day notice, referred to as swingline loans, which are available in U.S. Dollars, Euros, Pound Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility will be used for working capital and general corporate purposes.  As of March 31, 2010, there were no borrowings outstanding under the facility and we have issued approximately $1.2 million of letters of credit under the revolving credit facility.

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

Off-Balance Sheet Arrangements

As of March 31, 2010, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Throughout 2007, 2008 and 2009, our international operations experienced significant year-over-year growth in their gross bookings (an operating and statistical metric referring to the total dollar value, generally inclusive of all taxes and fees, of all travel services purchased by our customers) and hotel room night reservations.  This growth rate has contributed significantly to our growth in revenue, gross profit and earnings per share.  Over time, our international operations will experience a decline in their growth rate as the absolute level of their gross bookings and unit sales grow larger.  For example, year-to-date in 2010, we have seen a deceleration in year-over-year growth rates for hotel room night reservations as compared to growth rates in the fourth quarter of 2009 and the first quarter of 2010.  Other factors may also slow the growth rates of our international business, including, for example, the impact of the worldwide recession, any strengthening of the U.S. Dollar versus the Euro, declines in hotel average daily rates (“ADRs”), further increases in cancellations, travel market conditions and the competitiveness of the market.  A decline in our international operations’ growth rate could have a negative impact on our future revenue and earnings per share growth rates and, as a consequence, our stock price.

The strategy of our international operations involves rapid expansion into regions around the world, including Europe, Asia, North America, South America and elsewhere, many of which have different customs, different levels of customer acceptance of the Internet and different legislation, regulatory environments, tax laws and levels of political stability.  In addition, compliance with foreign legal, regulatory or tax requirements will place demands on our time and resources, and we may nonetheless experience unforeseen and potentially adverse legal, regulatory or tax consequences.  If our international operations are unsuccessful in rapidly expanding into other countries, our business, results of operations and financial condition would be adversely affected.

We are dependent on the leisure travel industry.

Our financial prospects are significantly dependent upon our sale of leisure travel services.  Leisure travel, including hotel room reservations, rental car reservations and leisure airline tickets, is dependent on personal discretionary spending levels. As a result, sales of leisure travel services tend to decline during general economic downturns and recessions.  Accordingly, the current worldwide recession has led to a weakening in the fundamental demand for our services and an increase in the number of customers who cancel existing travel reservations with us.  In addition, unforeseen events beyond our control, such as terrorist attacks, unusual weather patterns, including natural disasters such as hurricanes, tsunamis or earthquakes and other weather phenomena such as the recent volcanic ash cloud that grounded European air travel for several days in April 2010, travel related health concerns including pandemics and epidemics such as H1N1 influenza (swine flu), avian bird flu and SARS, political instability, regional hostilities, increases in fuel prices, imposition of taxes or surcharges by regulatory authorities and travel related accidents, also may adversely affect the leisure travel industry and our business and results of operations.  Further, work stoppages or labor unrest at any of the major airlines could materially adversely affect the airline industry and, as a consequence, have a material adverse effect on our business, results of operations and financial condition.

For example, recent civil unrest in Thailand, a key market for our Agoda business and the Asian business of Booking.com, resulted in significant year-over-year declines in booking volumes in this market.   Clashes involving Thai security forces, anti-government demonstrators and groups supporting the government resulted in violence in various locations in Bangkok. Agoda operates several key business functions at a regional operating headquarters in central Bangkok. Anti-government demonstrators have set up their main protest site in the vicinity of the Agoda Bangkok office.  As a result of ongoing security concerns, Agoda relocated its operations in central Bangkok to temporary locations until such time as the security situation improves.  Thailand has experienced disruptive civil unrest in prior years as well and continued or future civil or political unrest could further disrupt Agoda’s Thailand-based business and operations.

In addition, in April 2010, a significant number of flights were cancelled in Europe after the eruption of a volcano in Iceland.  As a result, our European business experienced significant increases in cancellations, reduced booking activity and higher-than-normal customer service call volumes during the impacted period.  We estimate that our second quarter 2010 earnings will be negatively impacted by approximately $10 million ($7 million net of taxes) as a result of cancellations, no-shows and other related costs caused by the volcano eruption.

We are dependent on certain suppliers.

During the three months ended March 31, 2010, Name Your Own Price® hotel room night reservations from our five largest hotel suppliers accounted for approximately 67.6% of total Name Your Own Price® hotel room night reservations, and sales of airline tickets from our five largest and two largest airline suppliers accounted for approximately 79.4% and 38.8% of total airline tickets sold, respectively. As a result, we are currently substantially dependent upon the continued participation of these suppliers in our system in order to maintain and continue to grow our total gross profit.

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

During the recent worldwide recession, the hotel industry experienced a significant decrease in occupancy rates and ADRs, and an increase in reservation cancellation rates.  While lower occupancy rates have historically resulted in hotel suppliers increasing their distribution of hotel room reservations through third-party intermediaries such as us, our remuneration for hotel transactions changes proportionately with room price, and therefore, lower ADRs generally have a negative effect on our hotel business and a negative effect on our gross profit.

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

With respect to our airline suppliers, the airline industry has experienced a shift in market share from full-service carriers to low-cost carriers that focus primarily on discount fares to leisure destinations and we expect this trend to continue.  Some low-cost carriers, such as Southwest, have not historically distributed their tickets through us or other third-party intermediaries.  In addition, certain airlines have significantly limited or eliminated sales of airline tickets through opaque channels, preferring to consistently show the lowest available price on their own website.  Since the start of the worldwide recession, domestic airline capacity has been significantly reduced, which reduces the number of airline tickets available to our customers.  Thus far in 2010, airlines have significantly increased their average fares compared to the same period in 2009, which could adversely impact travel demand.  Reduced airline capacity and lower travel demand negatively impact our domestic air business, which in turn has negative repercussions on our domestic hotel and rental car businesses, and could have a material adverse effect on our business, results of operations and financial condition.  Conversely, decreased airfares can adversely impact our Name Your Own Price® airline tickets sales by reducing the amount of absolute dollar savings as compare to retail airline tickets.

We could be adversely affected by changes in the airline industry, and, in many cases, we will have no control over such changes or their timing.  Recently, there has been an emerging prospect of domestic airline industry consolidation, as evidenced by the recent merger between Delta Air Lines and Northwest Airlines.  If one of our major airline suppliers merges or consolidates with, or is acquired by, another company that either does not participate in the priceline.com system or that participates on substantially lower levels, the surviving company may elect not to participate in our system or to participate at lower levels than the previous supplier.  For example, in September 2005, US Airways and America West merged.  US Airways was a meaningful participant in our Name Your Own Price® system, but America West participated on a very limited basis.  The resulting entity participates in our Name Your Own Price® system, but at much lower levels than US Airways’ historical participation.  In addition, we cannot predict the effects that the recently-announced, but not yet consummated, merger of United Air Lines and Continental Airlines will have on our business; United has historically participated in our Name Your Own Price® system at a high level, while Continental has historically participated at a much lower level.

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

United Airlines prohibits certain travel agents from using United’s merchant processing system for retail credit card transactions.  When accepting credit cards for payment, such agents must use their own merchant accounts and settle with United with cash.  By requiring such agents to act as merchant of record, United passes the credit card processing costs onto the travel agent.  United has not informed us that we must cease using United’s merchant processing system for credit card transactions, however, if United or another airline changes its policy with respect to us and requires us to act as merchant of record for retail airline ticket transactions, we will incur additional credit card processing costs and increased chargeback activity and expense, including chargeback expense in connection with the bankruptcy of any such airline.

Hertz recently announced its intention to acquire the Dollar-Thrifty Automotive Group, which could result in a decrease of rental car inventory available to our rental car service. If another major rental car supplier merges or consolidates with, or is acquired by, another company that either does not participate in the priceline.com system or that participates on substantially lower levels, the surviving company may elect not to participate in our system or to participate at lower levels than the previous supplier.  The loss of any rental car supplier participant in our Name Your Own Price® system could result in other rental car suppliers electing to terminate or reduce their participation in the Name Your Own Price® system, which would negatively impact our business, results of operations and financial condition.  Furthermore, many major rental car companies are highly leveraged and the worldwide recession creates the potential for severe financial difficulty, including without limitation, the inability of a rental car company to refinance its debt, restructure its operations or emerge from a bankruptcy, any of which could lead to a reduction in rental car supply made available to us.  In addition, fewer independent suppliers reduces opacity and competition among suppliers.  In such event, if we are unable to divert sales to other suppliers, our business, results of operations and financial condition may be adversely affected.

In addition, recent decreases in rental car fleets have led to decreases in rental car availability, which has negatively impacted our Name Your Own Price® rental car service. In January 2010, Toyota recalled over 8 million vehicles due to faulty accelerator pedals, leading to further strain on rental car companies’ fleets and increased retail rental car rates.  If the industry is faced with a shortage of vehicles, rental car companies may further reduce the number of car reservations they distribute through our service or increase the negotiated rates at which they are willing to provide car reservations.  In addition, rental car companies rely on auto manufacturers to provide new vehicles for their fleet.  Rental car companies have also historically relied on auto manufacturers and the wholesale used car market to dispose of their fleets of cars.  The worldwide recession has led to questions about the long term viability of the major U.S. auto manufacturers and is partially responsible for a change in the arrangements between rental car companies and automobile manufacturers.  Where manufacturers have historically supplied cars to rental car companies under a lease or another arrangement whereby the manufacturer would buy the car back when it is taken out of the fleet, manufacturers have begun to require the rental car companies purchase the cars for their fleets, which shifts the burden of risk of selling the car to the rental car company.  Tight credit markets negatively affect the used car market, making it difficult for auto manufacturers and rental car suppliers to dispose of their fleets.  If the rental car industry is faced with excess supply, rental car companies may lower retail rental car rates, which could be beneficial to our retail rental car business, but detrimental to our Name Your Own Price® business.  Retail rental car rates decreased during the three months ended March 31, 2010 compared to the same period in 2009.  Because rental car days are typically less expensive than airline tickets or hotel room night reservations, a reduction in retail rental car rates has a disproportionately adverse effect on sales of Name Your Own Price® rental car days since customers may be less likely to accept the trade-offs associated with that service.  Any disruption in the supply of vehicles or the ability to dispose of vehicles by car rental companies could impact their ability to match their fleet supply with demand, which could adversely impact our business.

We are exposed to fluctuations in currency exchange rates.

As a result of the growth of our international operations, we are conducting a significant portion of our business outside the United States and are reporting our results in U.S. Dollars.  As a result, we face exposure to adverse movements in currency exchange rates as the financial results of our international operations are translated from local currency (principally the Euro and the British Pound Sterling) into U.S. Dollars upon consolidation.  Our international operations contributed approximately $215.8 million to our revenues for the three months ended March 31, 2010, which compares to $114.6 million for the three months ended March 31, 2009 (year-over-year growth of approximately 88%).  Revenue attributable to our international operations increased, on a local currency basis, however, by approximately 79% in the three months ended March 31, 2010, compared to the same period in 2009.

Although the Euro was on average stronger that the U.S. Dollar during the first quarter of 2010, as compared to the same period in 2009, the U.S. Dollar has recently strengthened significantly against the Euro, as well as the British Pound Sterling. The U.S. Dollar strengthened against the Euro from a rate of approximately 1.43 Euros per U.S. Dollar as of December 31, 2009, to approximately 1.28 Euros per U.S. Dollar as of May 7, 2010.  If the Euro continues to trade at or near current exchange rates during the second, third and fourth quarters of 2010, our Euro-denominated net assets, gross bookings, revenues, operating expenses, and net income will be adversely impacted as expressed in U.S. Dollars compared to the corresponding periods in 2009.

In early 2010, concern over sovereign debt in Greece and certain other European Union countries has caused significant devaluation of the Euro relative to other currencies, such as the U.S. Dollar.  Destabilization of the European economy could lead to a decrease in consumer confidence, which could cause reductions in discretionary spending on services such as leisure travel.  Furthermore, sovereign debt issues could also lead to further significant, and potentially longer-term, devaluation of the Euro against the U.S. Dollar, which would adversely impact our Euro-denominated net assets, gross bookings, revenues, operating expenses, and net income as expressed in U.S. Dollars.

Intense competition could reduce our market share and harm our financial performance.

We compete with both online and traditional sellers of the services we offer. The market for the services we offer is intensely competitive, and current and new competitors can launch new sites at a relatively low cost. We may not be able to effectively compete with industry conglomerates such as Expedia, Orbitz Worldwide or Sabre, each of which may have access to significantly greater and more diversified resources than we do.

We currently or potentially compete with a variety of companies with respect to each service we offer. With respect to our travel services, these competitors include, but are not limited to:

•                  Internet travel services such as Expedia, Hotels.com, Hotwire and Venere, which are owned by Expedia; Travelocity, lastminute.com and Zuji, which are owned by the Sabre Group; Orbitz.com, Cheaptickets, ebookers, HotelClub and RatesToGo, which are currently owned by Orbitz Worldwide; laterooms and asiarooms owned by Tui Travel, and Gullivers, octopustravel, Superbreak, hotel.de, Hotel Reservation Service, Ctrip, Rakuten and Wotif;

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

•                  online travel search sites such as Mobissimo.com, FareChase.com, Kayak.com, HotelsCombined and SideStep.com (each sometimes referred to as “meta-search” sites) and travel research sites that have search functionality, such as TripAdvisor, Travelzoo and Cheapflights.com; and

•                  operators of travel industry reservation databases such as Galileo, Travelport, Amadeus and Sabre.

Certain of our major competitors have matched our elimination and/or reduction of processing fees associated with some of our travel services.  In June 2007, we eliminated processing fees for our price-disclosed airline ticket service, and in April 2008, we reduced processing fees for our domestic price-disclosed merchant hotel room service.  As a result, since those dates, we had a pricing advantage against other major online travel agents with respect to these travel services.  Starting in March 2009, Expedia and Travelocity also eliminated air booking fees, and in April 2009, Orbitz followed.  As a result, we no longer have the price advantage that we have had against our major competitors on price-disclosed airline tickets since June 2007.  Similarly, in April 2009, each of Expedia and Orbitz reduced booking fees on hotel room reservations, and we therefore no longer have a price advantage over those companies on price-disclosed merchant hotel room reservations.  In addition, in May 2009, Orbitz announced a price guarantee program under which a customer who books a prepaid hotel stay will receive money back from Orbitz if another Orbitz customer books the exact same stay in terms of room type, travel dates and number of travelers.  In addition, in October 2009, Travelocity announced the waiver of its cancellation and change fees for hotel and vacation packages, as well as an expanded hotel guarantee, under which consumers who book a hotel room and then find a lower published rate for the same room anytime before the day of check-in are eligible to receive a refund of the difference.  Our business may be adversely impacted as a result of no longer having a price advantage over our direct competitors in the U.S., as seen in the fourth quarter 2009 and the first quarter of 2010, where domestic gross bookings growth decelerated from the previous quarter, and we may be adversely impacted by future promotional initiatives by our competitors.

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

Large, established Internet search engines with substantial resources and expertise in developing online commerce and facilitating Internet traffic are creating — and intend to further create — inroads into online travel, both in the U.S. and internationally.  For example, Google is actively testing a travel “meta-search” site to show searchers specific hotels and rates in addition to text advertisements, which began beta-testing in the first quarter of 2010, and Microsoft recently launched Bing Travel, a “meta-search” site, which searches for airfare and hotel reservations online and predicts the best time to purchase them.  “Meta-search” sites leverage their search technology to aggregate travel search results for the searcher’s specific itinerary across supplier, travel agent and other websites and, in many instances, compete directly with us for customers.  These initiatives, among others, illustrate Google’s and Bing’s clear intention to more directly appeal to travel consumers by showing consumers more detailed travel results, including specific information for travelers’ own itineraries, which could lead to suppliers or others gaining a larger share of Google’s or Bing’s traffic or may ultimately lead to search engines maintaining transactions within their own websites.  If Google, as the single largest search engine in the world, or Bing, or other leading search engines refer significant traffic to these or other travel services that they develop in the future, it could result in, among other things, more competition from supplier websites and higher customer acquisition costs for third-party sites such as ours and could have a material adverse effect on our business, results of operations and financial condition.

Many of our current and potential competitors, including Internet directories, search engines and large traditional retailers, have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing, personnel, technical and other resources than we do. Some of these competitors may be able to secure services on more favorable terms than we can. In addition, many of these competitors may be able to devote significantly greater resources to:

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

A number of jurisdictions have initiated lawsuits against on-line travel companies, including us, related to, among other things, the payment of hotel occupancy and other taxes (i.e., state and local sales tax).  In addition, a number of municipalities have initiated audit proceedings, issued proposed tax assessments or started inquiries relating to the payment of hotel occupancy and other taxes.  Please see Note 12 to the Unaudited Consolidated Financial Statements for a description of these pending cases and proceedings.  Additional state and local jurisdictions are likely to assert that we are subject to, among other things, hotel occupancy and other taxes (i.e., state and local sales tax) and could seek to collect such taxes, either retroactively or prospectively, or both.

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

Our results may also be affected by seasonal fluctuations in the supply made available to us by airlines, hotels and rental car suppliers. Our revenues and operating results may continue to vary significantly from quarter to quarter because of these factors. As a result, quarter-to-quarter comparisons of our revenues and operating results may not be meaningful. For example, we believe our gross bookings and earnings growth rates reflected favorable year-over-year comparisons in the second half of 2009 due to weak economic conditions in the third and fourth quarters of 2008 (i.e., we began to see the effects of the worldwide recession on our business at the end of the third quarter 2008).  Second, many travel suppliers discounted or reduced their fares or rates, which has helped to stimulate demand for leisure travel.  We believe that these factors, among others, impacted our second half 2009 financial results and helped our business perform well in the wake of the world wide recession.  We believe that these positive influences may not be present in future periods, which will make for progressively less favorable year-over-year comparisons in 2010, particularly in the second half of 2010.  A significant change in the global economic environment, such as we are currently experiencing as a result of the worldwide recession, makes it more difficult to forecast future operating results.

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

We have rapidly and significantly expanded our international operations and anticipate expanding further to pursue growth of our service offerings and customer base. For example, the number of our employees worldwide has grown from less than 700 in the first quarter of 2007, to approximately 2,266 as of March 31, 2010, which growth is almost entirely comprised of hires by our international operations.  Such expansion increases the complexity of our business and places a significant strain on our management, operations, technical performance, financial resources and internal financial control and reporting functions.

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

A substantial amount of our computer hardware for operating our services is currently located at the facilities of SAVVIS in New Jersey, AT&T in New York City, Equinix Europe Ltd. in London, England, Global Switch Amsterdam B.V. in the Netherlands and certain other data centers. These systems and operations are vulnerable to damage or interruption from human error, floods, fires, power loss, telecommunication failures and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite any precautions we may take, the occurrence of any disruption of service due to any such misconduct, natural disaster or other unanticipated problems at the SAVVIS facility, the AT&T facility, the Equinix Europe Ltd. facility and the Global Switch Amsterdam B.V. facility, or other facilities could result in lengthy interruptions in our services. In addition, the failure by SAVVIS, Verizon, AT&T, Equinix Europe Ltd., Colt Telecom Group Limited, Verizon Business B.V., TrueServer B.V. or other communication providers to provide our required data communications capacity could result in interruptions in our service. Any system failure that causes an interruption in service or decreases the responsiveness of our services could impair our reputation, damage our brand name and have a material adverse effect on our business, results of operations and financial condition.

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

Due to our domestic net operating loss carryforwards, we do not expect to make payments on our U.S. income for the foreseeable future, except for U.S. federal alternative minimum tax and state income taxes.  However, we expect to pay foreign taxes on our foreign income.  We expect that our international operations will grow their pretax income at higher rates than the U.S. over the long term and, therefore, it is our expectation that our cash tax payments will increase as our international business generates an increasing share of our pretax income.

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

We may experience similar risks in connection with any future acquisitions. We may not be successful in addressing these risks or any other problems encountered in connection with the acquisitions of Booking.com B.V., Booking.com Limited or Agoda, or that we could encounter in future acquisitions, which would harm our business or cause us to fail to realize the anticipated benefits of our acquisitions.  As of March 31, 2010, we had approximately $450.3 million assigned to the intangible assets and goodwill of Booking.com B.V., Booking.com Limited and Agoda, and therefore, the occurrence of any of the risks identified above could result in a material adverse impact, including an impairment of these assets, which could cause us to have to record a charge for impairment.  Any such charge could adversely impact our operating results, which would likely cause our stock price to decline significantly.

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

We rely on the value of the priceline.com, Booking.com and Agoda.com brands, along with others, and the costs of maintaining and enhancing our brand awareness are increasing.

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

We are party to derivative instruments to hedge our exposure to foreign currency exchange rate fluctuation, as well as potential dilution upon conversion of certain of our convertible senior notes.  As of March 31, 2010, we are party to foreign currency contracts with a notional value of 328 million Euros and 5 million British Pound Sterling.  The counterparties to these contracts are Morgan Stanley, JPMorgan Chase and RBS Citizens Financial Group.  On the maturity date of these contracts, the counterparties are potentially obligated to pay us the net settlement value.

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

As of March 31, 2010, we held approximately $547.8 million of cash and short-term liquid investments outside of the United States.  To date, we have used our foreign cash to reinvest in our foreign operations.  It is our current expectation to make further investments in our foreign operations with our foreign cash.  If our foreign cash balances continue to grow and our ability to reinvest those balances diminishes, it will become increasingly likely that we will repatriate some of our foreign cash balances to the United States.  In such event, we would likely be subject to additional income tax expenses in the United States with respect to our unremitted foreign earnings.  We would not incur an increase in tax payments unless we repatriate the cash and no longer have net operating loss carryforwards available to offset the taxable income.

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

We are a party to the legal proceedings described in Note 12 to the Unaudited Consolidated Financial Statements.  The defense of the actions described in Note 12 may increase our expenses and an adverse outcome in any of such actions could have a material adverse effect on our business and results of operations.

Regulatory and legal uncertainties could harm our business.

The services we offer are regulated by federal and state governments. Our ability to provide such services is and will continue to be affected by such regulations. The implementation of unfavorable regulations or unfavorable interpretations of existing regulations by courts or regulatory bodies could require us to incur significant compliance costs, cause the development of the affected markets to become impractical and otherwise have a material adverse effect on our business, results of operations and financial condition.

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

We did not experience any material changes in interest rate exposures during the three months ended March 31, 2010.  Based upon economic conditions and leading market indicators at March 31, 2010, we do not foresee a significant adverse change in interest rates in the near future.  However, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our available for sale investments assuming an adverse change of 100 basis points.  A hypothetical 100 basis points (1.0%) increase in interest rates would have resulted in a decrease in the fair values of our investments as of March 31, 2010 of approximately $5 million.  These hypothetical losses would only be realized if we sold the investments prior to their maturity.

As of March 31, 2010, the outstanding principal amount of our debt is approximately $672.5 million.  We estimate that the market value of such debt was approximately $1.2 billion as of March 31, 2010.  A substantial portion of the market value of our debt in excess of the outstanding principal amount is related to the conversion premium on the bonds.

As a result of the acquisitions of our European and Asian operations, we are conducting a significant and growing portion of our business outside the United States through subsidiaries with functional currencies other than the U.S. Dollar (primarily Euros and British Pound Sterling).  As a result, we face exposure to adverse movements in currency exchange rates as the financial results of our international operations are translated from local currency into U.S. Dollars upon consolidation.  If the U.S. Dollar weakens against the local currency, the translation of these foreign-currency-denominated balances will result in increased net assets, net revenues, operating expenses, and net income or loss.  Similarly, our net assets, net revenues, operating expenses, and net income or loss will decrease if the U.S. Dollar strengthens against local currency. Additionally, foreign exchange rate fluctuations on transactions denominated in currencies other than the functional currency result in gains and losses that are reflected in the Unaudited Consolidated Statement of Operations.  Our international operations are subject to risks typical of international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility.

From time to time, we enter into foreign exchange derivative contracts to minimize the impact of short-term foreign currency fluctuations on our consolidated operating results.  As of March 31, 2010, derivatives with a notional value of 75 million Euros and 5 million British Pound Sterling are outstanding for derivative contracts that are not designated as hedging instruments.  Subsequent to March 31, 2010, we entered into additional derivatives with a notional value of 60 million Euros.  As of December 31, 2009, there were no outstanding contracts for derivatives not designated as hedging instruments.  Foreign exchange gains of $2.6 million and $1.8 million for the three months ended March 31, 2010 and 2009, respectively, were recorded in “Foreign currency transactions and other” related to foreign exchange derivative contracts.  At March 31, 2010, foreign exchange derivative assets were $1.3 million.  A hypothetical 10% strengthening of the foreign exchange rates relative to the U.S. Dollar, with all other variables held constant, would have resulted in a derivative liability balance of approximately $9.5 million.

As of March 31, 2010 and December 31, 2009, we had outstanding forward currency contracts for 253 million Euros and 183 million Euros, respectively, to hedge a portion of our net investment in a foreign subsidiary.  These contracts are all short-term in nature.  Mark-to-market adjustments on these net investment hedges are recorded as currency translation adjustments.  See Note 6 to the Unaudited Consolidated Financial Statements for further detail on our derivative instruments.

Additionally, fixed rate investments are subject to unrealized gains and losses due to interest rate volatility.  To the extent that changes in interest rates and currency exchange rates affect general economic conditions, priceline.com would also be affected by such changes.

Item 4.    Controls and Procedures

Prior to filing this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2010, our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic SEC reports.

There was no change in the Company’s internal control over financial reporting during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

A description of material legal proceedings to which we are a party is contained in Note 12 to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information relating to repurchases of our equity securities during the three months ended March 31, 2010:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs		(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

January 1, 2010 —	255	(4)	$204,44	—		$44,866,000	(1)
January 31, 2010						$20,447,000	(2)

February 1, 2010 —	102	(4)	$224.93	—		$44,866,000	(1)
February 29, 2010						$20,447,000	(2)

March 1, 2010 —	80,892	(4)	$233.15	428,950	(3)	$44,866,000	(1)
March 31, 2010	428,950	(3)	$233.12			$20,447,000	(2)
						$400,000,000	(3)

Total	510,199		$233.11	428,950	(3)	$465,313,000

(1)          Pursuant to a stock repurchase program announced on November 2, 2005, whereby the Company was authorized to repurchase up to $50,000,000 of its common stock.

(2)          Pursuant to a stock repurchase program announced on September 21, 2006, whereby the Company was authorized to repurchase up to $150,000,000 of its common stock.

(3)          Pursuant to a stock repurchase program announced on March 4, 2010, whereby the Company was authorized to repurchase up to $500,000,000 of its common stock, including the purchase of up to $100 million from the proceeds of, and concurrent with, the issuance of 1.25% Convertible Senior Notes due 2015.

(4)          Pursuant to a general authorization, not publicly announced, whereby the Company is authorized to repurchase shares of its common stock to satisfy employee withholding tax obligations related to stock-based compensation.

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

PRICELINE.COM INCORPORATED (Registrant)

Date: May 10, 2010	By:	/s/ Daniel J. Finnegan
		Name:	Daniel J. Finnegan
		Title:	Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)

Exhibit Index

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.