Form 10-Q
period 2010-06-30
PRICELINE COM INC
filed 2010-08-04
CIK 1075531

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒  NO  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

Number of shares of Common Stock outstanding at July 28, 2010:

Common Stock, par value $0.008 per share	48,387,126
(Class)	(Number of Shares)

priceline.com Incorporated

Form 10-Q

For the Three Months Ended June 30, 2010

PART I — FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements

priceline.com Incorporated

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$356,035	$202,141
Restricted cash	1,302	1,319
Short-term investments	864,164	598,014
Accounts receivable, net of allowance for doubtful accounts of $4,588 and $5,023, respectively	208,056	118,659
Prepaid expenses and other current assets	70,521	36,828
Deferred income taxes	57,598	65,980
Total current assets	1,557,676	1,022,941

Property and equipment, net	34,988	30,489
Intangible assets, net	236,547	172,080
Goodwill	426,324	350,630
Deferred income taxes	174,236	253,700
Other assets	15,968	4,384
Total assets	$2,445,739	$1,834,224

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$119,138	$60,568
Accrued expenses and other current liabilities	163,046	127,561
Deferred merchant bookings	141,611	60,758
Convertible debt (see Note 8)	41,981	159,878
Total current liabilities	465,776	408,765

Deferred income taxes	59,179	43,793
Other long-term liabilities	26,894	24,052
Convertible debt (See Note 8)	465,987	—
Total liabilities	1,017,836	476,610

Convertible debt (See Note 8)	8,064	35,985
Redeemable noncontrolling interests (See Note 11)	35,355	—

Stockholders’ equity:
Common stock, $0.008 par value; authorized 1,000,000,000 shares, 55,796,906 and 52,446,173 shares issued, respectively	432	405
Treasury stock, 7,409,780 and 6,865,119 shares, respectively	(636,393)	(510,970)
Additional paid-in capital	2,400,959	2,289,867
Accumulated deficit	(285,841)	(454,673)
Accumulated other comprehensive loss	(94,673)	(3,000)
Total stockholders’ equity	1,384,484	1,321,629
Total liabilities and stockholders’ equity	$2,445,739	$1,834,224

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Merchant revenues	$446,669	$392,822	$814,933	$729,856
Agency revenues	317,512	204,485	530,755	324,711
Other revenues	3,258	6,434	6,144	11,232
Total revenues	767,439	603,741	1,351,832	1,065,799
Cost of revenues	322,184	298,503	587,462	552,231
Gross profit	445,255	305,238	764,370	513,568
Operating expenses:
Advertising — Offline	10,123	11,053	21,911	21,819
Advertising — Online	132,518	90,107	245,627	158,223
Sales and marketing	28,490	20,691	52,603	39,110
Personnel, including stock-based compensation of $15,465, $11,264, $27,374 and $21,858, respectively	62,850	44,864	112,628	84,374
General and administrative	22,462	14,728	40,493	29,516
Information technology	4,895	4,697	9,503	9,225
Depreciation and amortization	10,758	9,723	20,537	19,084
Total operating expenses	272,096	195,863	503,302	361,351
Operating income	173,159	109,375	261,068	152,217
Other income (expense):
Interest income	940	483	1,795	1,224
Interest expense	(9,267)	(6,505)	(14,072)	(13,310)
Foreign currency transactions and other	1,039	(3,880)	(2,092)	(63)
Total other income (expense)	(7,288)	(9,902)	(14,369)	(12,149)

Earnings before income taxes and equity in income of investees	165,871	99,473	246,699	140,068
Income tax expense	(51,275)	(32,495)	(78,228)	(48,036)
Equity in income of investees	—	33	—	2
Net income	114,596	67,011	168,471	92,034
Less: net loss attributable to noncontrolling interests	(361)	—	(361)	—
Net income applicable to common stockholders	$114,957	$67,011	$168,832	$92,034
Net income applicable to common stockholders per basic common share	$2.41	$1.61	$3.59	$2.23
Weighted average number of basic common shares outstanding	47,791	41,661	47,054	41,334
Net income applicable to common stockholders per diluted common share	$2.26	$1.38	$3.31	$1.92
Weighted average number of diluted common shares outstanding	50,847	48,479	51,032	47,924

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2010

(In thousands)

							Accumulated Other
	Common Stock		Treasury Stock		Additional	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Loss	Total
Balance, December 31, 2009	52,446	$405	(6,865)	$(510,970)	$2,289,867	$(454,673)	$(3,000)	$1,321,629

Net income applicable to common stockholders	—	—	—	—	—	168,832	—	168,832

Unrealized gain on marketable securities, net of tax of $209	—	—	—	—	—	—	250	250

Currency translation adjustment, net of tax of $19,208	—	—	—	—	—	—	(91,923)	(91,923)

Comprehensive income								77,159

Exercise of stock options and vesting of stock-based awards	553	5	—	—	23,444	—	—	23,449

Repurchase of common stock	—	—	(545)	(125,423)	—	—	—	(125,423)

Stock-based compensation	—	—	—	—	27,374	—	—	27,374

Issuance of senior convertible notes	—	—	—	—	67,516	—	—	67,516

Reclassification adjustment for convertible debt in mezzanine	—	—	—	—	3,281	—	—	3,281

Conversion of debt	2,798	22	—	—	(12,858)	—	—	(12,836)

Excess tax benefit on stock-based compensation	—	—	—	—	2,335	—	—	2,335

Balance, June 30, 2010	55,797	$432	(7,410)	$(636,393)	$2,400,959	$(285,841)	$(94,673)	$1,384,484

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2010	2009
OPERATING ACTIVITIES:
Net income	$168,471	$92,034
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,869	6,969
Amortization	13,597	12,115
Provision for uncollectible accounts, net	3,464	1,810
Deferred income taxes	24,043	18,549
Stock-based compensation expense	27,374	21,858
Amortization of debt issuance costs	1,893	1,002
Amortization of debt discount	9,466	10,236
Loss (gain) on early extinguishment of debt	8,108	(3,130)
Equity in income of investees	—	(2)
Changes in assets and liabilities:
Accounts receivable	(85,516)	(55,322)
Prepaid expenses and other current assets	(9,636)	(751)
Accounts payable, accrued expenses and other current liabilities	123,843	59,668
Other	(960)	3,185
Net cash provided by operating activities	292,016	168,221
INVESTING ACTIVITIES:
Purchase of investments	(796,728)	(310,798)
Maturity of investments	470,198	162,045
Additions to property and equipment	(10,233)	(8,114)
Acquisitions and other equity investments, net of cash acquired	(110,972)	—
Proceeds from foreign currency contracts	32,478	—
Payments on foreign currency contracts	(4,283)	—
Change in restricted cash	(33)	1,248
Net cash used in investing activities	(419,573)	(155,619)
FINANCING ACTIVITIES:
Proceeds from the issuance of convertible senior notes	575,000	—
Payments related to conversion of convertible senior notes	(173,375)	(36,505)
Repurchase of common stock	(125,423)	(13,238)
Proceeds from the sale of subsidiary shares to noncontrolling interests	4,311	—
Proceeds from exercise of stock options	23,449	6,498
Payment of debt issuance costs	(13,334)	—
Excess tax benefit on stock-based compensation	2,335	1,342
Net cash provided by (used in) financing activities	292,963	(41,903)
Effect of exchange rate changes on cash and cash equivalents	(11,512)	(1,800)
Net increase/(decrease) in cash and cash equivalents	153,894	(31,101)
Cash and cash equivalents, beginning of period	202,141	364,550
Cash and cash equivalents, end of period	$356,035	$333,449

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$31,002	$29,372
Cash paid during the period for interest	$776	$2,297

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

Recent Accounting Pronouncements

On January 1, 2008, the Company adopted certain provisions of a new accounting standard which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  On January 1, 2009, the Company adopted the remaining provisions of this accounting standard as it relates to nonfinancial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis.  In April 2009, the FASB issued further clarification for determining fair value when the volume and level of activity for an asset or liability had significantly decreased and for identifying transactions that were not conducted in an orderly market.  This clarification of the accounting standard was effective for interim reporting periods after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this clarification of the standard effective for the three months ended March 31, 2009.  The adoption of the provisions of this new standard did not materially impact the Company’s Unaudited Consolidated Financial Statements.  In January 2010, the accounting requirements for fair value measurements were modified to provide disclosures about transfers into and out of Levels 1 and 2 fair value measurements, separate detail of activity relating to Level 3 fair value measurements, and disclosure by class of asset and liability as opposed to disclosure by the major category of assets and liabilities, which was often interpreted as a line item on the balance sheet.  The accounting guidance also clarified for Level 2 and Level 3 fair value measurements that a description of the valuation techniques and inputs used to measure fair value and a discussion of changes in valuation techniques or inputs, if any, are required for both recurring and nonrecurring fair value measurements.  The Company adopted this 2010 guidance effective with the three months ended March 31, 2010.  See Note 5 for information on fair value measurements.

In May 2009, the FASB issued new accounting guidance which required entities to state in their periodic filings the date through which subsequent events were evaluated.  The Company adopted this accounting standard for the six months ended June 30, 2009.  In February 2010, this accounting guidance was amended.  Although the Company is still required to conduct its review of subsequent events until its periodic reports are filed, it is no longer required to specifically state that date in its filings.  This change in guidance also requires an entity to update its evaluation of subsequent events through the date revised financial statements are issued (“revised financial statements” is a new term that incorporates the retrospective adoption of new accounting standards and the correction of an error).

2.             STOCK-BASED EMPLOYEE COMPENSATION

The Company has adopted stock compensation plans which provide for grants of share-based compensation as incentives and rewards to encourage employees, officers, consultants and directors to contribute towards the long-term success of the Company.  Stock-based compensation cost included in personnel expenses in the Unaudited Consolidated Statements of Operations was approximately $15.5 million and $11.3 million, and $27.4 million and $21.9 million for the three and six months ended June 30, 2010 and 2009, respectively.

During the six months ended June 30, 2010, 323,361 options to purchase shares of common stock were exercised with a weighted average exercise price of $72.52, and 155,770 options with a weighted average exercise price of $318.71 were forfeited or expired.  As of June 30, 2010, the aggregate number of stock options outstanding and exercisable was 441,168 shares, with a weighted average exercise price of $25.01 and a weighted average remaining term of 3.0 years.

The following table summarizes the activity of unvested restricted stock, restricted stock units and performance share units (“Share-Based Awards”) during the six months ended June 30, 2010:

Share-Based Awards	Shares	Weighted Average Grant Date Fair Value

Unvested at December 31, 2009	1,488,854	$ 90.82
Granted	175,195	$ 235.18
Vested	(337,900)	$ 53.01
Performance Share Units Adjustment	127,298	$ 199.16
Forfeited	(17,705)	$ 119.01
Unvested at June 30, 2010	1,435,742	$ 126.60

As of June 30, 2010, there was approximately $87.6 million of total future compensation cost related to unvested Share-Based Awards to be recognized over a weighted-average period of 2.1 years.

2010 Restricted Stock Units (“RSUs”)

During the three months ended June 30, 2010, the Company made grants of 3,253 RSUs with a total grant date fair value of $0.7 million based upon the grant date fair value per share of $217.88.  Additionally, during the three months ended March 31, 2010, the Company made broad-based grants of 61,512 RSUs that had a total grant date fair value of $14.5 million based upon the grant date fair value per share of $235.82.  These share based awards generally vest after three years.

2010 Performance Share Units

During the three months ended June 30, 2010, the Company made grants of 2,983 performance share units with a grant date fair value of $0.7 million based on the grant date fair value per share of $217.88.  During the three months ended March 31, 2010, the Company granted 107,447 performance share units with a total grant date fair value of $25.3 million based upon the grant date fair value per share of $235.82.

These performance share units are payable in shares of the Company’s common stock upon vesting and are based upon the attainment of certain performance targets.  Subject to certain exceptions for terminations related to a change in control and terminations other than for “cause,” for “good reason” or on account of death or disability, the executive officers must continue their service through March 1, 2013 in order to receive any share units.  Stock-based compensation for performance share units is recorded based on the estimated probable outcome at the end of the performance period.  The actual number of shares will be determined upon completion of the performance period which ends December 31, 2012.

During the three months ended June 30, 2010, the estimated number of probable shares to be issued in connection with performance share units issued in 2010 increased by 92,780 shares.  As of June 30, 2010, the estimated total number of probable shares to be issued is 201,482 shares.  If the maximum performance thresholds are met at the end of the performance period, a maximum number of 268,611 total shares could be issued.

3.             NET INCOME PER SHARE

The Company computes basic net income per share by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is based upon the weighted average number of common and common equivalent shares outstanding during the period.

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

A reconciliation of the weighted average number of shares outstanding used in calculating diluted earnings per share is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

Weighted average number of basic common shares outstanding	47,791	41,661	47,054	41,334
Weighted average dilutive stock options, restricted stock, restricted stock units and performance share units	1,394	1,117	1,554	1,277
Assumed conversion of Convertible Senior Notes	1,662	5,701	2,424	5,313
Weighted average number of diluted common and common equivalent shares outstanding	50,847	48,479	51,032	47,924
Anti-dilutive potential common shares	2,921	5,504	2,815	5,853

Anti-dilutive potential common shares for the three and six months ended June 30, 2010 includes approximately 2.1 million shares for each period, which could be issued under the Company’s convertible debt if the Company’s stock price increases.  Under the treasury stock method, the convertible notes will generally have a dilutive impact on net income per share if the Company’s average stock price for the period exceeds the conversion price for the convertible notes.  The Company has Conversion Spread Hedges outstanding that increase the effective conversion price of the Company’s 0.50% Convertible Senior Notes due 2011 (the “2011 Notes”) and the Company’s 0.75% Convertible Senior Notes due 2013 (the “2013 Notes”) from $40.38 to $50.47 per share from the Company’s perspective and are designed to reduce potential dilution upon conversion of these notes at maturity (see Note 8).  Since the beneficial impact of the Conversion Spread Hedges is anti-dilutive, it is excluded from the calculation of net income per share.  At stock prices above $50.47, the Company will receive $85 million in value which will be settled in shares.  The actual number of shares to be received will depend upon the Company’s stock price on the date of maturity.

4.             INVESTMENTS

The following table summarizes, by major security type, the Company’s short-term investments as of June 30, 2010 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government securities	$486,190	$285	$(4)	$486,471
Foreign government securities	331,764	214	(123)	331,855
U.S. agency securities	45,822	20	(4)	45,838

Total	$863,776	$519	$(131)	$864,164

The following table summarizes, by major security type, the Company’s short-term investments as of December 31, 2009 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Foreign government securities	$397,012	$94	$(35)	$397,071
U.S. government securities	200,940	56	(53)	200,943

Total	$597,952	$150	$(88)	$598,014

Long-term investments amounting to approximately $0.4 million at both June 30, 2010 and December 31, 2009, comprised of corporate notes with a maturity date greater than one year, are included in “Other assets” on the Company’s Unaudited Consolidated Balance Sheets.  There were no material gains or losses related to long-term investments for the three or six months ended June 30, 2010 or 2009.

5.             FAIR VALUE MEASUREMENTS

Financial assets and liabilities carried at fair value as of June 30, 2010 are classified in the table below in the categories described below (in thousands):

	Level 1	Level 2	Level 3	Total
Short-term investments
U.S. government securities	$486,471	$—	$—	$486,471
Foreign government securities	331,855	—	—	331,855
U.S. agency securities	—	45,838	—	45,838
Long-term investments	—	448	—	448
Foreign exchange derivative assets	—	30,424	—	30,424
Redeemable noncontrolling interests	—	—	35,355	35,355
Total assets at fair value	$818,326	$76,710	$35,355	$930,391

Financial assets and liabilities carried at fair value as of December 31, 2009 were classified in the table below in the categories described below (in thousands):

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

As of December 31, 2009, the Company did not have any “Level 3” fair value measurements for assets or liabilities that would require a high level of judgment to determine fair value.  For the Company’s investments, a market approach is used for recurring fair value measurements and the valuation techniques use inputs that are observable, or can be corroborated by observable data, in an active marketplace.  See Note 11 for information on the estimated fair value for redeemable noncontrolling interests.

The Company’s derivative instruments are valued using pricing models.  Pricing models take into account the contract terms as well as multiple inputs where applicable, such as interest rate yield curves, option volatility and currency rates.  Derivatives are considered “Level 2” fair value measurements.

As of June 30, 2010 and December 31, 2009, the carrying value of the Company’s cash and cash equivalents approximated their fair value and consisted primarily of U.S. and foreign government securities and bank deposits.  Other financial assets and liabilities, including restricted cash, accounts receivable, accrued expenses and deferred merchant bookings are carried at cost which also approximates their fair value because of the short-term nature of these items.  See Note 4 for information on the carrying value of investments and Note 8 for the estimated fair value of the Company’s convertible senior notes.

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

Derivatives Not Designated as Hedging Instruments — The Company’s derivative contracts principally address foreign exchange fluctuation risk for the Euro.  As of June 30, 2010, derivatives with a notional value of 80 million Euros were outstanding and were all short-term in nature.  There were no derivative contracts outstanding as of December 31, 2009.  Foreign exchange gains related to derivatives of $6.0 million and $8.6 million for the three and six months ended June 30, 2010, respectively, and foreign exchange losses of $2.6 million and $0.8 million for the three and six months ended June 30, 2009, respectively, were recorded in “Foreign currency transactions and other” in the Unaudited Consolidated Statement of Operations.  The fair value of these derivatives of $2.8 million at June 30, 2010 was recorded in “Prepaid expenses and other current assets” in the Unaudited Consolidated Balance Sheet.  A cash outflow of $0.4 million and a cash inflow of $7.9 million for contracts that settled for the six months ended June 30, 2010 and 2009, respectively, were reported within “Net cash provided by operating activities” in the Unaudited Consolidated Statements of Cash Flows.

Derivatives Designated as Hedging Instruments — As of June 30, 2010 and December 31, 2009, the Company had outstanding forward currency contracts for 303 million Euros and 183 million Euros, respectively, to hedge a portion of its net investment in a foreign subsidiary.  These contracts were all short-term in nature.  Hedge ineffectiveness is assessed and measured based on changes in forward exchange rates.  The fair value of these derivatives at June 30, 2010 and December 31, 2009 of $27.6 million and $8.0 million, respectively, was recorded in “Prepaid expenses and other current assets” in the Unaudited Consolidated Balance Sheets.  At June 30, 2010 and December 31, 2009, a mark-to-market net gain after tax of $30.4 million and $1.8 million, respectively, was recorded in “Accumulated other comprehensive loss” in the Unaudited Consolidated Balance Sheets as currency translation adjustments.

6.             INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets consist of the following:

	June 30, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period	Weighted Average Useful Life

Supply and distribution agreements	$248,487	$(61,600)	$186,887	$204,117	$(60,587)	$143,530	10 – 13 years	12 years

Technology	21,996	(19,562)	2,434	24,185	(20,890)	3,295	3 years	3 years

Patents	1,487	(1,223)	264	1,489	(1,197)	292	15 years	15 years

Customer lists	18,955	(14,844)	4,111	17,235	(15,098)	2,137	2 years	2 years

Internet domain names	6,673	(3,032)	3,641	6,517	(2,633)	3,884	2 – 10 years	10 years

Trade names	43,906	(8,399)	35,507	26,855	(8,031)	18,824	5 – 20 years	12 years

Other	5,014	(1,311)	3,703	469	(351)	118	7 months – 15 years	1 year

Total intangible assets	$346,518	$(109,971)	$236,547	$280,867	$(108,787)	$172,080

Intangible assets with determinable lives are primarily amortized on a straight-line basis.  Intangible asset amortization expense was approximately $6.8 million and $6.2 million for the three months ended June 30, 2010  and 2009, respectively, and approximately $12.6 million and $12.1 million for the six months ended June 30, 2010 and 2009, respectively.

The annual estimated amortization expense for intangible assets for the remainder of 2010, the next five years and thereafter is expected to be as follows:

(in thousands)
2010	$19,567
2011	29,937
2012	27,739
2013	26,506
2014	26,437
2015	23,834
Thereafter	82,527
$236,547

A substantial portion of the Company’s intangible assets relate to its Booking.com business.  In addition, purchased identifiable intangibles increased by $94.5 million as a result of the acquisition of TravelJigsaw Holdings Limited during the three months ended June 30, 2010 (refer to Note 11).

The change in goodwill for the six months ended June 30, 2010 consists of the following (in thousands):

Balance at December 31, 2009	$350,630
Acquisition	105,313
Currency translation adjustments	(29,619)
Balance at June 30, 2010	$426,324

A substantial majority of the Company’s goodwill relates to its acquisitions of Booking.com Limited in 2004, Booking.com B.V. in 2005 and subsequent purchases of the noncontrolling interests in their parent company, priceline.com International.  In addition, the acquisition of TravelJigsaw Holdings Limited during the three months ended June 30, 2010 increased goodwill by $105.3 million (refer to Note 11).

7.             OTHER ASSETS

Other assets at June 30, 2010 and December 31, 2009 consist of the following (in thousands):

	June 30, 2010	December 31, 2009
Deferred debt issuance costs	$11,016	$2,235
Long-term investments	448	359
Other	4,504	1,790
Total	$15,968	$4,384

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

Long-term investments amounting to approximately $0.4 million at both June 30, 2010 and December 31, 2009 were comprised of corporate notes with a maturity date greater than one year.

Other assets, consisting primarily of supplier and other security deposits, increased $2.7 million during the six months ended June 30, 2010.  This increase is principally related to the acquisition of TravelJigsaw Holdings Limited during the three months ended June 30, 2010 (see Note 11 for further information on the acquisition).

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

The revolving credit facility provides for the issuance of up to $50.0 million of letters of credit as well as borrowings on same-day notice, referred to as swingline loans, which are available in U.S. dollars, Euros, Pound Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility will be used for working capital and general corporate purposes.  As of June 30, 2010 and December 31, 2009, there were no borrowings outstanding under the facility, and there were approximately $1.2 million and $2.4 million, respectively, of letters of credit issued under the revolving credit facility.

Convertible Debt

Convertible debt as of June 30, 2010 consisted of the following (in thousands):

June 30, 2010	Outstanding Principal Amount	Unamortized Debt Discount	Carrying Value
1.25% Convertible Senior Notes due 2015	$575,000	$(109,013)	$465,987
0.50% Convertible Senior Notes due 2011	18,960	(1,633)	17,327
0.75% Convertible Senior Notes due 2013	31,085	(6,431)	24,654
Outstanding convertible debt	$625,045	$(117,077)	$507,968

Convertible debt as of December 31, 2009 consists of the following (in thousands):

December 31, 2009	Outstanding Principal Amount	Unamortized Debt Discount	Carrying Value
0.50% Convertible Senior Notes due 2011	$39,990	$(4,730)	$35,260
0.75% Convertible Senior Notes due 2013	133,000	(31,151)	101,849
2.25% Convertible Senior Notes due 2025	22,873	(104)	22,769
Outstanding convertible debt	$195,863	$(35,985)	$159,878

Based upon the closing price of the Company’s common stock for the prescribed measurement periods during the three months ended June 30, 2010 and December 31, 2009, the contingent conversion thresholds on the 2011 Notes and the 2013 Notes and the 2.25% Convertible Senior Notes due 2025 (the “2025 Notes”) were exceeded.  As a result, the 2011 Notes and the 2013 Notes were convertible at the option of the holder as of June 30, 2010 and December 31, 2009, and the 2025 Notes were convertible at the option of the holder as of December 31, 2009.  Accordingly, the carrying value of the 2011 Notes, the 2013 Notes and the 2025 Notes has been classified as a current liability.  Since the notes are convertible at the option of the holder and the principal amount is required to be paid in cash, the difference between the principal amount and carrying value is reflected as convertible debt in mezzanine on the Company’s Unaudited Consolidated Balance Sheets as of those dates.  The determination of whether or not the notes are convertible must continue to be performed on a quarterly basis.  Consequently, the 2011 Notes and the 2013 Notes may not be convertible in future quarters, and therefore may again be classified as long-term debt, if the contingent conversion thresholds are not met in such quarters.  The contingent conversion thresholds on the 2015 Notes were not exceeded at June 30, 2010, and therefore that debt is reported as a non-current liability.

In January 2010, the Company exercised its right to redeem the 2025 Notes; however, all of the holders of the then outstanding Notes tendered their notes for conversion prior to the redemption date, and as a result, none of the 2025 Notes was outstanding as of June 30, 2010.  In cases where holders decide to convert prior to the maturity date or first stated put date, the Company writes off the proportionate amount of remaining debt issuance costs to interest expense.  If the note holders exercise their option to convert, the Company would deliver cash to repay the principal amount of the notes and would deliver cash or shares of common stock, at its option, to satisfy the conversion value in excess of the principal amount.

In the three months ended June 30, 2010, $1.0 million aggregate principal amount of the 2011 Notes and $46.4 million aggregate principal amount of the 2013 Notes were converted.  The Company delivered cash of $47.4 million to repay the principal amount and issued 802,173 shares and delivered cash of $27.6 million in satisfaction of the conversion value in excess of the principal amount.  In the six months ended June 30, 2010, $21.0 million aggregate principal amount of the 2011 Notes, $101.9 million aggregate principal amount of the 2013 Notes and $22.9 million aggregate principal amount of the 2.25% Notes were converted.  The Company delivered cash of $145.8 million to repay the principal amount and issued 2,797,589 shares and delivered cash of $27.6 million in satisfaction of the conversion value in excess of the principal amount.  In July 2010, the Company settled conversion notices received for cash of $19.0 million for the principal amount of the 2011 Notes and elected to settle for cash $72.2 million of conversion value in excess of the principal amount.  Additionally, based on conversion notices received through August 2, 2010, notes with an aggregate principal amount of $30.9 million will be converted during the three months ending September 30, 2010.

As of June 30, 2010 and December 31, 2009, the estimated market value of the outstanding senior notes was approximately $750 million and $1.1 billion, respectively.  Fair value was estimated based upon actual trades at the end of the reporting period or the most recent trade available as well as the Company’s stock price at the end of the reporting period.  A substantial portion of the fair value of the Company’s debt in excess of the outstanding principal amount relates to the conversion premium on the bonds.

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

In 2006, the Company issued in a private placement $172.5 million aggregate principal amount of Convertible Senior Notes due September 30, 2011, with an interest rate of 0.50% (the “2011 Notes”), and $172.5 million aggregate principal amount of Convertible Senior Notes due September 30, 2013, with an interest rate of 0.75% (the “2013 Notes”).  The 2011 Notes and the 2013 Notes are convertible, subject to certain conditions, into the Company’s common stock at a conversion price of approximately $40.38 per share. The 2011 Notes and the 2013 Notes are convertible, at the option of the holder, prior to June 30, 2011 in the case of the 2011 Notes, and prior to June 30, 2013 in the case of the 2013 Notes, upon the occurrence of specified events, including, but not limited to a change in control, or if the closing sale price of the Company’s common stock for at least 20 consecutive trading days in the period of the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 120% of the applicable conversion price in effect for the notes on the last trading day of the immediately preceding quarter. In the event that all or substantially all of the Company’s common stock is acquired on or prior to the maturity of the 2011 Notes or the 2013 Notes, in a transaction in which the consideration paid to holders of the Company’s common stock consists of all or substantially all cash, the Company would be required to make additional payments in the form of additional shares of common stock to the holders of the 2011 Notes and the 2013 Notes, collectively, in aggregate value ranging from $0 to approximately $8.5 million depending upon the date of the transaction and the then current stock price of the Company.  No additional payments are due at stock prices in excess of $100 per share.  As of June 30, 2011, with respect to the 2011 Notes, and as of June 30, 2013, with respect to the 2013 Notes, holders will have the right to convert all or any portion of such security. Neither the 2011 Notes nor the 2013 Notes may be redeemed by the Company prior to maturity. The holders may require the Company to repurchase the 2011 Notes and the 2013 Notes for cash in certain circumstances. Interest on the 2011 Notes and the 2013 Notes is payable on March 30 and September 30 of each year.

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

Accounting guidance requires that cash-settled convertible debt, such as the Company’s convertible senior notes, be separated into debt and equity components at issuance and each be assigned a value.  The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar bond without the conversion feature.  The difference between the bond cash proceeds and this estimated fair value, representing the value assigned to the equity component, is recorded as a debt discount.  Debt discount is amortized using the effective interest method over the period from origination or modification date through the earlier of the first stated put date or the stated maturity date.

The Company estimated the straight debt borrowing rates at debt origination or modification (the 2015 Notes, 2011 Notes and 2013 Notes were structured requiring net cash settlement at issue and the 2025 Notes were modified to provide for net cash settlement in 2006) to be 5.89% for the 2015 Notes, 7.75% for the 2011 Notes and 2.25% Notes, and 8.0% for the 2013 Notes.  The yield to maturity was estimated at an at-market coupon priced at par.  The straight debt borrowing rate for the 2.25% Notes was based upon an effective maturity date of January 15, 2010 because on that date the 2.25% Notes were redeemable and the holders could require the Company to repurchase these notes.

The carrying value of the permanent equity component reported in additional paid-in-capital related to the 2015 Notes was a credit of $67.5 million at June 30, 2010, comprised of debt discount after tax of $69.1 million ($115.2 million before tax) partially offset by deferred financing costs after tax of $1.6 million.   The remaining equity component related to all other convertible notes was a credit of $17.1 million at June 30, 2010 ($1.5 million related to debt outstanding at June 30, 2010) and a credit of $26.7 million at December 31, 2009 ($19.0 million related to debt outstanding at December 31, 2009).

For the three months ended June 30, 2010 and 2009, the Company recognized interest expense of $8.6 million and $6.3 million, respectively, related to convertible notes.  Interest expense was comprised of $1.9 million and $0.9 million, respectively, for the contractual coupon interest, $6.2 million and $5.0 million, respectively, related to the amortization of debt discount and $0.5 million and $0.4 million, respectively, related to the amortization of debt issuance costs.  In addition, unamortized debt issuance costs written off to interest expense related to debt conversions in 2010 amounted to approximately $0.4 million.  The effective interest rate for the three months ended June 30, 2010 and 2009 was 6.8% and 8.2%, respectively.  Debt discount and debt issuance costs are amortized through the stated maturity dates of the respective debt.

For the six months ended June 30, 2010 and 2009, the Company recognized interest expense of $12.6 million and $12.8 million, respectively, related to convertible notes, comprised of $2.4 million and $1.8 million, respectively, for the contractual coupon interest, $9.5 million and $10.2 million, respectively, related to the amortization of debt discount and $0.7 million and $0.8 million, respectively, related to the amortization of debt issuance costs.  In addition, unamortized debt issuance costs written off to interest expense related to debt conversions in 2010 and 2009 amounted to approximately $1.0 million and $0.1 million, respectively.  The effective interest rate for the six months ended June 30, 2010 and 2009 was 7.1% and 8.3%, respectively.

In addition, if the Company’s convertible debt is redeemed or converted prior to maturity, a gain or loss on extinguishment will be recognized.  The gain or loss is the difference between the fair value of the debt component immediately prior to extinguishment and its carrying value.  To estimate the fair value at each conversion date, the Company used an applicable LIBOR rate plus an applicable credit default spread based upon the Company’s credit rating at the respective conversion dates.  As a result of debt conversions during the three months ended June 30, 2010 and 2009, the Company recognized a loss of $2.9 million ($1.7 million after tax) and a gain of $0.3 million ($0.2 million after tax), respectively, in “Foreign currency transactions and other” in the Unaudited Consolidated Statements of Operations.  As a result of debt conversions during the six months ended June 30, 2010 and 2009, the Company recognized a loss of $8.1 million ($4.9 million after tax) and a gain of $3.1 million ($1.9 million after tax), respectively, in “Foreign currency transactions and other” in the Unaudited Consolidated Statements of Operations.

9.             TREASURY STOCK

In the first quarter of 2010, the Company’s Board of Directors authorized an additional repurchase of up to $500 million of the Company’s common stock from time to time in the open market or in privately negotiated transactions, including the approval to purchase up to $100 million from the proceeds from the issuance of the 2015 Notes.  During the three months ended June 30, 2010, the Company repurchased 32,487 shares of its common stock at an aggregate cost of approximately $6.1 million.  The Company repurchased 428,950 shares of its common stock at an aggregate cost of approximately $100.0 million in the three months ended March 31, 2010.

The Company’s Board of Directors has also given the Company the general authorization to repurchase shares of its common stock to satisfy employee withholding tax obligations related to stock-based compensation.  The Company repurchased 83,224 shares and 156,763 shares at aggregate costs of $19.3 million and $13.2 million in the six months ended June 30, 2010 and 2009, respectively, to satisfy employee withholding taxes related to stock-based compensation.

The Company may make additional repurchases of shares under its stock repurchase programs, depending on prevailing market conditions, alternate uses of capital and other factors.  Whether and when to initiate and/or complete any purchase of common stock and the amount of common stock purchased will be determined in the Company’s complete discretion.  The Company has a remaining authorization of $459.2 million to purchase its common stock.  As of June 30, 2010, there were approximately 7.4 million shares of the Company’s common stock held in treasury.

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

The Company recognizes income tax expense related to income generated outside of the United States based upon the applicable tax rates and tax laws of the foreign countries in which the income is generated.  During the three and six months ended June 30, 2010 and 2009, the substantial majority of the Company’s foreign-sourced income has been generated in the Netherlands and the United Kingdom.  Income tax expense for the three and six months ended June 30, 2010 and 2009 differs from the expected tax expense at the U.S. statutory rate of 35%, primarily due to lower foreign tax rates, partially offset by state income taxes and certain non-deductible expenses.

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

Section 382 imposes limitations on the availability of a company’s net operating losses after a more than 50 percentage point ownership change occurs.  The Section 382 limitation is based upon certain conclusions pertaining to the dates of ownership changes and the value of the Company on the dates of the ownership changes.  As a result of a study, it was determined that ownership changes, as defined in Section 382, occurred in 2000 and 2002.  The amount of the Company’s net operating losses incurred prior to each ownership change is limited based on the value of the Company on the respective dates of ownership change.  As of December 31, 2009, it is estimated that the effect of Section 382 will generally limit the total cumulative amount of net operating loss available to offset future taxable income to approximately $1.4 billion, comprised of $0.8 billion of NOLs generated from operating losses which have been fully reflected in the Unaudited Consolidated Financial Statements and $0.6 billion of NOLs generated from equity-related transactions. In accordance with accounting guidance, tax benefits related to equity transactions will be recognized as a credit to additional paid-in capital if and when they are realized by reducing the

Company’s current income tax liability.  Pursuant to Section 382, subsequent ownership changes could further limit this amount.

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of these deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized.  The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future income, the carryforward periods available for tax reporting purposes, and other relevant factors.  The deferred tax asset at June 30, 2010 and December 31, 2009 amounted to $231.8 million and $319.7 million, net of the valuation allowance recorded, respectively.

The Company has recorded a non-current deferred tax liability in the amount of $59.2 million and $43.8 million at June 30, 2010 and December 31, 2009, respectively, primarily related to the assignment of estimated fair value to certain purchased identifiable intangible assets associated with various acquisitions.

11.          REDEEMABLE NONCONTROLLING INTERESTS

On May 18, 2010, the Company, through its wholly-owned subsidiary, Priceline.com International Limited (“PIL”), paid $108.5 million, net of cash acquired, to purchase a controlling interest of the outstanding equity of TravelJigsaw Holdings Limited and its operating subsidiary, TravelJigsaw Limited (collectively, “TravelJigsaw”), a Manchester, U.K.-based multinational car hire reservation service.  Transaction costs of $1.9 million were expensed during the three months ended June 30, 2010.

Certain key members of TravelJigsaw’s management team retained a noncontrolling ownership interest in TravelJigsaw Holdings Limited.  In addition, certain key members of the management team of Booking.com purchased a 3% ownership interest in TravelJigsaw from PIL in June 2010 (together with TravelJigsaw management’s investment, the “Redeemable Shares”).  The holders of the Redeemable Shares will have the right to put their shares to PIL and PIL will have the right to call the shares in each case at a purchase price reflecting the fair value of the Redeemable Shares at the time of exercise.  Subject to certain exceptions, one-third of the Redeemable Shares will be subject to the put and call options in each of 2011, 2012 and 2013, respectively, during specified option exercise periods.

Redeemable noncontrolling interests are measured at fair value, both at the date of acquisition and subsequently at each reporting period.  The redeemable noncontrolling interests are reported on the Unaudited Consolidated Balance Sheet in mezzanine equity in “Redeemable noncontrolling interests.”

A reconciliation of redeemable noncontrolling interests for the three months ended June 30, 2010 is as follows (in thousands):

2010

Balance, March 31, 2010	$—
Fair value at acquisition (1)	29,520
Sale of subsidiary shares at fair value (2)	4,311
Net loss attributable to noncontrolling interests	(361)
Currency translation adjustments (3)	1,885
Balance, June 30, 2010 (4)	$35,355

(1)   The fair value was determined based on the price paid at acquisition.

(2)   The Company retained a controlling interest after the sale of the subsidiary shares.

(3)   The reclassification from other comprehensive income to redeemable noncontrolling interests related to the Company’s sale of subsidiary shares in June 2010 was not material.

(4)   Since the acquisition on May 18, 2010, there has been no change in estimated fair value.

12.          COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive income for the three months ended June 30, 2010 was $68.1 million comprised of net income applicable to common stockholders of $115.0 million and unrealized gains on investments of $0.1 million, partially offset by unfavorable currency translation adjustments of $47.0 million.  For the comparable period in 2009, comprehensive income was $120.4 million, comprised of $67.0 million of net income and favorable currency translation adjustments of $53.4 million.

Comprehensive income for the six months ended June 30, 2010 was $77.2 million comprised of net income applicable to common stockholders of $168.8 million and an unrealized gain on marketable securities of $0.3 million, partially offset by unfavorable currency translation adjustments of $91.9 million.  For the comparable period in 2009, comprehensive income was $121.3 million, comprised of $92.0 million of net income and favorable currency translation adjustments of $29.4 million, partially offset by an unrealized loss on marketable securities of $0.1 million.

The table below provides the balances for each classification of accumulated other comprehensive loss as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010	December 31, 2009
Foreign currency translation adjustments (1)	$(95,147)	$(3,224)
Net unrealized gain on investment securities (2)	474	224
Accumulated other comprehensive loss	$(94,673)	$(3,000)

(1)   Includes net gains from fair value adjustments at June 30, 2010 and December 31, 2009 associated with net investment hedges of $30.4 million after tax ($50.8 million before tax) and $1.8 million after tax ($3.0 million before tax), respectively.  The remaining balance in currency translation adjustments excludes income taxes due to the Company’s practice and intention to reinvest the earnings of its foreign subsidiaries in those operations.

(2)   The unrealized gain before tax at June 30, 2010 was $0.7 million.

13.          COMMITMENTS AND CONTINGENCIES

Litigation Related to Hotel Occupancy and Other Taxes

The Company and certain third-party defendants are currently involved in approximately fifty lawsuits brought by or against states, cities and counties over issues involving the payment of hotel occupancy and other taxes (i.e., state and local sales tax) and its “merchant” hotel business.  The Company is also involved in two consumer lawsuits relating to, among other things, the payment of hotel occupancy taxes and service fees.  In addition, over fifty municipalities or counties, and at least two states, have initiated audit proceedings (including proceedings initiated by more than forty municipalities in California), issued proposed tax assessments or started inquiries relating to the payment of hotel occupancy and other taxes (i.e., state and local sales tax).  Additional state and local jurisdictions are likely to assert that the Company is subject to, among other things, hotel occupancy and other taxes (i.e., state and local sales tax) and could seek to collect such taxes, retroactively and/or prospectively.

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

In connection with some of the tax audits and assessments, the Company may be required to pay any assessed taxes, which amounts may be substantial, prior to being allowed to contest the assessments and the applicability of the ordinances in judicial proceedings.  This requirement is commonly referred to as “pay to play” or “pay first.”  For example, the City of San Francisco assessed the Company approximately $3.4 million (an amount that includes interest and penalties) relating to hotel occupancy taxes, which it paid in July 2009.  Payment of these amounts, if any, is not an admission that the Company believes it is subject to such taxes and, even if such payments are made, the Company intends to continue to assert its position vigorously.  The Company has successfully argued against a “pay first” requirement asserted in another California proceeding.

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

In many of the judicial and other proceedings initiated to date, municipalities seek not only historical taxes that are claimed to be owed on the Company’s gross profit, but also, among other things, interest, penalties, punitive damages and/or attorney fees and costs.  The October 2009 jury verdict in the San Antonio litigation, as well as the related proceedings before the judge to determine, among other things, the amount of penalties, interest and attorney’s fees that could be owed by the Company, illustrate that any liability associated with hotel occupancy tax matters is not constrained by the Company’s liability for tax owed on its historical gross profit.  To date, the majority of the taxing jurisdictions in which the Company facilitates the sale of hotel reservations have not asserted that taxes are due and payable on the Company’s U.S. “merchant” hotel business.  With respect to municipalities that have not initiated proceedings to date, it is possible that they will do so in the future or that they will seek to amend their tax statutes and seek to collect taxes from the Company only on a prospective basis.  As a result of this litigation and other attempts by jurisdictions to levy similar taxes, the Company has established a reserve for the potential resolution of issues related to hotel occupancy and other taxes in the amount of approximately $23 million as of June 30, 2010 (which includes, among other things, amounts related to the litigation in San Antonio).  The reserve is based on the Company’s reasonable estimate, and the ultimate resolution of these issues may be less or greater, potentially significantly, than the liabilities recorded.

From time to time, the Company has settled, and may in the future agree to settle, claims pending in these matters.  Since March 31, 2010, the Company has reached agreements in principle to resolve the following lawsuits:  County of Monroe, Florida v. Priceline.com, Inc. et al., and County Commissioners of Worcester, Maryland v. Priceline.com, Inc., et al.; and three individual cases that had been previously consolidated for pretrial purposes: City of Charleston, South Carolina v. Hotel.com, et al.; Town of Mount Pleasant, South Carolina v. Hotels.com, et al.; and City of North Myrtle Beach, South Carolina v. Hotels.com, LP, et al.  In each of these cases, the Company has reached an agreement in principle with the respective plaintiffs resolving the claims for purported back taxes.  Also, as part of each of the agreements in principle, plaintiffs have agreed to not assert claims based on the ordinance at issue in the respective action for a period of time, ranging from two to four years.  The settlement amounts in these cases are not material to the Company’s results of operations for the three months ended June 30, 2010.

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

•      The Township of Lyndhurst, New Jersey v. priceline.com Incorporated, et al.

•      County of Monroe, Florida v. Priceline.com, Inc. et al.

•      County of Genesee, Michigan, et al. v. Hotels.com L.P. et al.

•      Pine Bluff Advertising and Promotion Commission, Jefferson County, Arkansas, et al. v. Hotels.com, LP, et al.

•      County of Lawrence, Pennsylvania v. Hotels.com, L.P., et al.

A discussion of each of the legal proceedings listed above can be found in the section titled “Legal Proceedings” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, and in the section titled “Commitments and Contingencies” of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2010.

The following developments regarding such legal proceedings occurred during or after the three months ended June 30, 2010:

City of Rome, Georgia, et al., v. Hotels.com, L.P., et al.:  The parties presently are conducting limited discovery.  The parties met for an initial mediation session on May 17, 2010.

City of San Antonio, Texas v. Hotels.com, L.P., et al.:  This matter proceeded to trial on October 5, 2009.  The final amount of the judgment against the Company has not been determined.  The jury found that the Company and its wholly-owned subsidiary, Travelweb LLC, owed the City of San Antonio and the 172 Texas municipalities that make up the class approximately $2.0 million for historical damages through May of 2009.  In further proceedings, the Court will determine, among other things, whether the occupancy tax ordinance applies to the Company’s service fee and the amount of penalties, interest, and attorneys’ fees, which could be significant.  The Company recorded a charge to general and administrative expenses in the amount of $3.7 million related to this judgment in the twelve months ended December 31, 2009.  Because the Company believes that the jury’s decision is inconsistent with the ordinances and the evidence presented at trial that it does not control hotels, the Company intends to vigorously pursue its rights on appeal to the United States Court of Appeals for the Fifth Circuit.  Currently, the parties are awaiting the Court’s decision on post-verdict motions.

Lake County Convention and Visitors Bureau, Inc. and Marshall County, Indiana v. Hotels.com, L.P., et al.:    On March 31, 2009, defendants filed a motion for summary judgment based on the plaintiffs’ failure to exhaust administrative remedies.  On March 30, 2010, the court granted summary judgment dismissing plaintiffs’ claims.  No appeal was taken.

City of Gallup, New Mexico v. Hotels.com, L.P., et al.:  On March 1, 2010, the court denied plaintiffs’ motion for partial summary judgment.  On March 9, 2010, plaintiffs moved for reconsideration.  Plaintiffs also filed a motion to compel discovery related to their remaining claims.  The parties have completed briefing and are awaiting the Court’s decision on both motions.

The City of Goodlettsville, Tennessee, et al. v. priceline.com Incorporated, et al.:  The court granted plaintiff’s motion for class certification on April 20, 2010 and the parties’ motion to approve form and manner of notice of class certification on May 24, 2010.  The parties are currently conducting discovery.

The Township of Lyndhurst, New Jersey v. priceline.com Incorporated, et al.:    On March 18, 2009, the United States District Court for the District of New Jersey granted defendants’ motion to dismiss the complaint with prejudice on the grounds that plaintiff lacked standing to bring its claims.  On April 9, 2009, plaintiff filed a notice of appeal to the United States Circuit Court of Appeal for the Third Circuit.  On June 10, 2010, the Third Circuit held oral argument and asked for supplemental submissions relating to standing issues, which the parties provided by June 18, 2010.    On June 18, 2010, the Township also filed a motion to certify a question to the New Jersey State Court of Appeal.  Defendants opposed the motion on June 25, 2010.  The parties are awaiting the decision of the Third Circuit Court on the appeal and the motion to certify.

County of Monroe, Florida v. Priceline.com, Inc. et al.:  The court granted class certification on March 15, 2010.  The opt-out period expired on May 24, 2010.  As of the opt-out date, the following counties opted-out of the Monroe class action:   Alachua, Bay, Brevard, Broward, Charlotte, Escambia, Flagler, Gulf, Hillsborough, Lee, Leon, Manatee, Marion, Nassau, Okaloosa, Orange, Palm Beach, Pasco, Pinellas, Polk, St. Johns, Seminole, Volusia, Wakulla and Walton.  The parties each filed motions for summary judgment on May 21, 2010.

The parties to the lawsuit have signed a settlement agreement resolving the claims asserted by the remaining class members in the action.  As part of the agreement, the remaining class members have agreed to not assert claims based on the tourist development tax ordinances at issue in the action for a period of three years.  The parties provided the court with a proposed class settlement on August 2, 2010.

County of Lawrence, Pennsylvania v. Hotels.com, L.P., et al.:  Defendants filed preliminary objections to the complaint on March 9, 2010.  The plaintiff then filed an amended complaint on March 26, 2010.  Defendants filed preliminary objections to the amended complaint on April 15, 2010 and a brief in support on July 22, 2010.

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

•      City of Columbus, Ohio, et al. v. Hotels.com, L.P., et al.

•      City of North Myrtle Beach, South Carolina v. Hotels.com, LP, et al.

•      Wake County, North Carolina v. Hotels.com, LP, et al.

•      City of Branson, Missouri v. Hotels.com, LP, et al.

•      Dare County, North Carolina v. Hotels.com, LP, et al.

•      Buncombe County, North Carolina v. Hotels.com, LP, et al.

•      Horry County, South Carolina, et al. v. Hotels.com, LP, et al.

•      City of Myrtle Beach, South Carolina v. Hotels.com, LP, et al.

•      City of Houston, Texas v. Hotels.com, LP, et al.

•      City of Oakland, California v. Hotels.com, L.P., et al.

•      Mecklenburg County, North Carolina v. Hotels.com, LP, et al.

•      City of Baltimore, Maryland v. Priceline.com Inc., et al.

•      County Commissioners of Worcester, Maryland v. Priceline.com Inc., et al.

•      City of Bowling Green, Kentucky v. Hotels.com L.P., et al.

•      St. Louis County, Missouri v. Prestige Travel, Inc. et al.

•      Village of Rosemont, Illinois v. Priceline.com, Inc., et al.

•      Palm Beach County, Florida v. Priceline.com, Inc., et al.

•      Brevard County, Florida v. Priceline.com, Inc., et al.

•      Leon County, Florida, et al. v. Expedia, Inc., et al. (2 separate proceedings).

•      City of Birmingham, Alabama, et al. v. Orbitz, Inc., et al.

A discussion of each of the legal proceedings listed above can be found in the section titled “Legal Proceedings” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, and in the section titled “Commitments and Contingencies” of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2010.  In addition to the matters listed above, on June 25, 2010, the City of Santa Monica commenced the action City of Santa Monica v. Hotels.com, LP, et al., naming priceline.com, Inc. and Travelweb, LLC as defendants.

The following developments regarding such legal proceedings occurred during or after the three months ended March 31, 2010:

City of Findlay, Ohio v. Hotels.com, L.P., et al. and City of Columbus, et al. v. Hotels.com, L.P., et al.:  Defendants filed a motion for summary judgment on May 10, 2010.  On June 14, 2010, Plaintiffs filed a response to the motion for summary judgment, a cross motion for summary judgment and a motion to certify questions of law to the Ohio Supreme Court.  Defendants opposed the motion to certify on July 1, 2010.  On July 12, 2010, defendants filed a reply in support of their motion for summary judgment and in opposition to plaintiffs’ motion for summary judgment.

City of San Diego, California v. Hotels.com L.P., et al.:  On May 28, 2010, the administrative hearing officer appointed by the City issued a ruling holding the Company and other online travel companies liable for transient occupancy tax.  Specifically, the hearing officer’s decision held the Company liable for a total of $2,096,017.50 in transient occupancy taxes and penalties.  The hearing officer rejected the City’s attempt to impose interest and certain penalties.  The Company intends to appeal the hearing officer’s decision to the California Superior Court.

City of Atlanta, Georgia v. Hotels.com L.P., et al.:  Defendants filed a motion for summary judgment and plaintiff filed a motion for summary judgment and for a preliminary injunction on March 1, 2010. On July 22, 2010, the court granted in part each motion.  The court granted defendants’ motion for summary judgment dismissing plaintiff’s claim for declaratory judgment, expressly finding that defendants are not innkeepers or operators under the ordinance and statute at issue.  At the same time, the court found that under the “merchant” model, defendants have undertaken an obligation to collect these taxes and granted plaintiff’s request for an injunction, prospectively enjoining defendants to collect and remit occupancy tax to the City of Atlanta.  In addition, the court held that the amount on which defendants must collect and remit such taxes is the rate charged to customers, which includes not only the amount paid to hotels for occupancy, but also defendants’ respective margins, i.e., compensation for reservation facilitation services.  The court denied plaintiff’s claims for unjust enrichment, money had and received, constructive trust, and for an equitable accounting.  The court also denied defendants’ constitutional claims.  The Company intends to comply with the judge’s order and will, at the same time, assess grounds for appeal.

City of Charleston, South Carolina v. Hotel.com, et al., Town of Mount Pleasant, South Carolina v. Hotels.com, et al., City of North Myrtle Beach, South Carolina v. Hotels.com, LP, et al.:  The Company and other online travel company defendants reached an agreement in principle with each plaintiff in these consolidated cases resolving their claims.  As part of the agreement in principle, the respective plaintiff in each case has agreed to not assert claims based on the ordinances at issue in the action for a period of two years. The parties in these cases currently are finalizing a settlement agreement.

City of Houston, Texas v. Hotels.com, LP., et al.:  On November 23, 2009, defendants moved for summary judgment on all of plaintiffs’ claims.  The court granted the motion in its entirety and dismissed the action with prejudice on January 19, 2010.  The court denied plaintiffs’ motion for a new trial on March 29, 2010.  Plaintiffs filed a notice of appeal on April 14, 2010.  The matter is now pending in the Fourteenth Court of Appeals, Houston.

City of Baltimore, Maryland v. Priceline.com, Inc., et al.:  The parties are proceeding with discovery, which is due to be completed by October 1, 2010.  Dispositive motions are due to be filed by January 21, 2011.

County Commissioners of Worcester, Maryland v. Priceline.com, Inc., et al.:  The parties have signed a final agreement resolving the claims for purported back taxes.  As part of the agreement, the County of Worcester agreed to not assert claims based on the ordinance at issue in the action for a period of four years.  On June 25, 2010, the Court issued an Order of Dismissal Due To Settlement.  A Stipulation of Dismissal, with prejudice, was filed on July 26, 2010.

City of Bowling Green, Kentucky v. Hotels.com LP et al.:  The court granted defendants motion to dismiss the complaint on April 8, 2010.  Plaintiff filed a notice of appeal on April 30, 2010.  Briefing on the appeal is set to be filed in September 2010.

St. Louis County, Missouri v. Prestige Travel, Inc. et al.:  On July 12, 2010, the court denied defendants’ motion to dismiss.  The Company plans to file a motion for reconsideration based primarily on a recent clarification of the current statutory scheme by the Missouri legislative and executive branches.

Brevard County, Florida v. Priceline.com Inc., et al.: On February 24, 2010, the court granted in part and denied in part the defendants’ motion to dismiss, dismissing plaintiff’s claims for unjust enrichment and conversion.  The parties are currently conducting discovery.  The Court has set a trial date for April 4, 2011, with dispositive motions due to be filed by November 1, 2010.

Leon County, Florida, et al. v. Expedia, Inc., et al.:  Defendants filed a motion to dismiss the complaint on January 19, 2010.  On February 9, 2010, Plaintiffs amended their complaint and filed a one count declaratory action.  Defendants filed answers and affirmative defenses to that amended complaint on March 17, 2010.  Plaintiffs filed a second amended complaint on April 6, 2010, which defendants answered on May 3, 2010.  On July 15, 2010 the plaintiffs filed with the court an unopposed motion to add five more counties as plaintiffs to the action.  The plaintiffs in this matter now consist of 17 Florida counties, including Leon County, Florida, and certain individual tax collectors for some of the counties.

Leon County, Florida v. Expedia, Inc. et al.:  Defendants filed a motion to dismiss the complaint on February 10, 2010.  Plaintiffs filed an amended complaint on March 9, 2010 and defendants filed a motion to dismiss the amended complaint on March 24, 2010.  The Court heard oral argument on defendants’ motion on May 26, 2010.  The parties are awaiting a ruling from the Court.

City of Birmingham, Alabama, et al. v. Orbitz, Inc., et al.:  Defendants moved to dismiss the complaint on February 19, 2010.  The court denied the motion on April 1, 2010.  The court ordered expedited and limited discovery, with a discovery deadline of May 28, 2010.  Defendants moved for summary judgment on July 19, 2010. A hearing is currently scheduled for September 16, 2010.

In addition, the following new actions was filed during or after the three months ended June 30, 2010:

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

City of Santa Monica, California v. Expedia, Inc., et al.:  On June 25, 2010, the City of Santa Monica, California filed a complaint in the Superior Court of the State of California, County of Los Angeles—West District.  In addition to a claim that defendants have violated the local hotel occupancy tax ordinance, the complaint asserts claims for money had and received, conversion and constructive trust.

The Company intends to defend vigorously against the claims in all of the proceedings described above.

Judicial Actions Relating to Assessments Issued by Individual Cities and Counties

Five judicial actions relating to assessments issued by individual cities and counties were pending during the three months ended March 31, 2010.

•      Priceline.com Inc. v. Indiana Dept. of Revenue.

•      Priceline.com, Inc., et al. v. Broward County, Florida.

•      Priceline.com, Inc., et al. v. City of Anaheim, California, et al.

•      Priceline.com Inc., et al. v. City of San Francisco, California, et al.

•      Priceline.com, Inc. v. Miami-Dade County, Florida, et al.

A discussion of each of the legal proceedings listed above can be found in the section titled “Legal Proceedings” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, and in the section titled “Commitments and Contingencies” of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2010.

The following developments regarding such legal proceedings occurred during or after the three months ended March 31, 2010:

Priceline.com Inc. et al. v. City of Anaheim, California, et al.:  On February 1, 2010, the court granted the online travel companies’ motion for judgment to set aside the hearing officer’s determination and denied the City’s competing application to dismiss the complaint.  On February 5, 2010, the City filed a motion for reconsideration.  On April 7, 2010, the Court denied the City’s motion for reconsideration, but granted the City leave to amend its complaint.    On June 28, 2010, the Court heard argument on the online travel companies’ (a) motion for judgment on the pleadings with respect to their claim for declaratory relief, and (b) motion to dismiss the City’s amended complaint.

Priceline.com Inc., et al. v. City of San Francisco, California, et al.:  The Company, together with other online travel companies filed an Consolidated/Amended Complaint on May 14, 2010.  On June 18, 2010, the City and County filed a cross-complaint against the online travel company parties, asserting claims for the transient occupancy tax as well as claims for injunctive relief, conversion, constructive trust, breach of fiduciary duty, fraudulent concealment, money had and received, and other claims under the Municipal Code.  The online travel companies answered the Cross-Complaint on July 23, 2010.  The parties are presently conducting discovery.

Priceline.com, Inc. v. Miami-Dade County, Florida, et al.:  The Company filed a motion to dismiss Miami-Dade’s counterclaims and a motion to strike Miami-Dade’s affirmative defenses on February 26, 2010.   In late May, 2010, Miami-Dade County declined to opt-out of the Monroe County class action (discussed above) and on June 2, 2010, the court entered an order staying this action pending a final determination of the Monroe County action.  Under the proposed settlement in Monroe County, claims asserted by Miami-Dade County under the tourist development tax will be resolved and dismissed in this action.

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

The following developments regarding such legal proceedings occurred during or after the three months ended March 31, 2010:

Marshall, et al. v. priceline.com, Inc.:  The court granted the Company’s motion for summary judgment, and denied plaintiff’s competing motion for summary judgment, on March 8, 2010.  Plaintiff filed a Notice of Appeal on April 6, 2010.  The parties completed appellate briefing submissions to the Delaware Supreme Court on July 12, 2010 and are awaiting an argument date.

The Company intends to defend vigorously against the claims in all of the proceedings described above.

Administrative Proceedings and Other Possible Actions

At various times, the Company has also received inquiries or proposed tax assessments from municipalities and other taxing jurisdictions relating to its charges and remittance of amounts to cover state and local hotel occupancy and other related taxes.  Among others, the City of Philadelphia, Pennsylvania, the City of Phoenix, Arizona (on behalf of itself and 13 other Arizona cities), the City of St. Louis, Missouri, and state tax officials from Texas, Wisconsin, New Mexico and Pennsylvania have begun formal or informal administrative procedures or stated that they may assert claims against the Company relating to allegedly unpaid state or local hotel occupancy or related taxes.  Since late 2008, the Company has received audit notices from more than forty cities in the state of California.  The Company is engaged in audit proceedings in each of those cities.  The Company has also been contacted for audit by five counties in the state of Utah and by Osceola County, Florida.  The Company has received a notice of assessment of sales and use tax from the West Virginia State Tax Department dated June 16, 2010, and an assessment of lodger’s tax from the City and County of Denver, Colorado dated July 2, 2010.  The Company plans to file appeals of both of these assessments and vigorously pursue such appeals.

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

Contingent Purchase Price

In connection with our acquisition of Agoda in 2007, contingent consideration of up to $141.6 million is payable in 2011 if Agoda achieves specified “gross bookings” and earnings targets for the period of January 1, 2008 through December 31, 2010.  Based upon our current estimates, we anticipate a payment for contingent consideration of approximately $40 million to $60 million.

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

Overview

We are a leading online travel company that offers our customers a broad range of travel services, including hotel rooms, car rentals, airline tickets, vacation packages, cruises and destination services. Internationally, we offer our customers hotel room reservations in 98 countries and 38 languages.  In May 2010, we acquired TravelJigsaw, a rental car reservation service based in the U.K. that operates primarily under the Car Hire 3000 brand.  In the United States, we offer our customers a unique choice: the ability to purchase travel services in a traditional, price-disclosed manner or the opportunity to use our unique Name Your Own Price® service, which allows our customers to make offers for travel services at discounted prices.

We launched our business in the United States in 1998 under the priceline.com brand and have since expanded our operations to include, among others, the international brands Booking.com, Agoda and TravelJigsaw.  Our principal goal is to be the leading worldwide online hotel reservation service.  Our business is driven primarily by international results.  During the year ended December 31, 2009, our international business — the significant majority of which is currently generated by Booking.com — represented approximately 61% of our gross bookings (an operating and statistical metric referring to the total dollar value, generally inclusive of all taxes and fees, of all travel services purchased by our customers), and approximately 75% of our consolidated operating income.  Given that the business of our international operations is primarily comprised of hotel reservation services, commissions earned in connection with the reservation of hotel room nights represents a substantial majority of our gross profit.

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

The worldwide recession negatively affected the broad travel market and, as a result, our business.  Since the onset of the worldwide recession, hotel operators have reported significant decreases in occupancy rates (a common metric that measures hotel customer usage) and average daily rates (“ADRs”) in the United States, Europe and Asia.  While these trends have recently shown signs of improvement, unemployment remains at historically high levels and consumer spending remains pressured. There can be no assurance that the worldwide recession will not worsen or continue or that the worldwide recession will not have further negative impact on the travel industry and, as a result, our business.

Our recent performance has been aided by several factors that will likely not be present in future periods and, as a consequence, our year-over-year financial comparisons will be progressively more difficult, particularly in the second half of 2010, as we begin to compare against improving results in the second half of 2009.  First, we believe our gross bookings and earnings growth rates in the second half of 2009 and the first half of 2010 reflected favorable year-over-year comparisons as weak economic conditions in the third and fourth quarters of 2008 and the first half of 2009 adversely affected our results.  Second, many travel suppliers discounted or reduced their fares or rates in 2009, which we believe helped to stimulate demand for leisure travel.  Further, as the travel market has improved, there is less promotional pricing and discounting and, in fact, air fares have increased significantly, which will pressure consumer demand, especially relative to prior year periods.  In the first quarter of 2010, we experienced a mild deceleration in year-over-year hotel room night reservation growth as compared to the year-over-year growth rate in the fourth quarter of 2009.  This rate of deceleration increased in the second quarter of 2010 (and was magnified as a result of disruptions caused by the April 2010 eruption of a volcano in Iceland) and we expect deceleration to continue throughout the second half of 2010.

Large, established Internet search engines with substantial resources and expertise in developing online commerce and facilitating Internet traffic are creating — and intend to further create — inroads into online travel, both in the U.S. and internationally.  For example, Google recently announced that it has entered into an agreement to acquire ITA Software, Inc., a major flight information software company, which could allow Google to pursue the creation of new flight search tools which will enable users to find flight information on the Internet without using a service like ours.  In addition, Google is actively testing a travel “meta-search” site to show searchers specific hotels and rates in addition to text advertisements, which began beta-testing in the first quarter of 2010, and Microsoft recently launched Bing Travel, a “meta-search” site, which searches for airfare and hotel reservations online and predicts the best time to purchase them.  “Meta-search” sites leverage their search technology to aggregate travel search results for the searcher’s specific itinerary across supplier, travel agent and other websites and, in many instances, compete directly with us for customers.  These initiatives, among others, illustrate Google’s and Bing’s clear intention to more directly appeal to travel consumers by showing consumers more detailed travel results, including specific information for travelers’ own itineraries, which could lead to suppliers or others gaining a larger share of Google’s or Bing’s traffic or may ultimately lead to search engines maintaining transactions within their own websites.  If Google, as the single largest search engine in the world, or Bing, or other leading search engines refer significant traffic to these or other travel services that they develop in the future, it could result in, among other things, more competition from supplier websites and higher customer acquisition costs for third-party sites such as ours and could have a material adverse effect on our business, results of operations and financial condition.

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

As our international operations have become significant contributors to our results and international hotel bookings have become of increased importance to our earnings, we have seen, and expect to continue to see, changes in certain of our operating expenses and other financial metrics.  For example, because Booking.com and Agoda utilize online search and affiliate marketing as the principal means of generating traffic to their websites, our online advertising expense has increased significantly over recent years, a trend we expect to continue throughout the remainder of 2010.  In addition, and as discussed in more detail below, we have seen the effects of seasonal fluctuations on our operating results change as a result of different revenue recognition policies that apply to our price-disclosed services (including our international hotel service) as compared to our Name Your Own Price® services.

Another impact of the growing importance of Booking.com and Agoda is our increased exposure to foreign currency exchange risk.  Because we are conducting a significant and growing portion of our business outside the United States and are reporting our results in U.S. Dollars, we face exposure to adverse movements in currency exchange rates as the financial results of our international operations are translated from local currency (principally the Euro and the British Pound Sterling) into U.S. Dollars upon consolidation.  Our international operations contributed approximately $322.6 million and $538.3 million to our revenues for the three and six months ended June 30, 2010, respectively, which compares to $197.6 million and $312.2 million for the three and six months ended June 30, 2009, respectively (year-over-year growth of approximately 63% and 72%, respectively).  Revenue attributable to our international operations increased on a local currency basis by approximately 68% and 72% in the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009.  Since December 31, 2009, the U.S. Dollar has strengthened significantly against the Euro, as well as the British Pound Sterling. The U.S. Dollar strengthened against the Euro from a rate of approximately 1.43 U.S. Dollars per Euro as of December 31, 2009, to approximately 1.22 U.S. Dollars per Euro as of June 30, 2010.  Although the Euro has shown some signs of recovery since the end of June 2010, if the Euro continues to trade at or near current exchange rates during the third and fourth quarters of 2010, our Euro-denominated net assets, gross bookings, revenues, operating expenses, and net income will be adversely impacted as expressed in U.S. Dollars compared to the corresponding periods in 2009.

In early 2010, Greece and certain other European Union countries with high levels of sovereign debt had difficulty refinancing that debt and central bank intervention was required, causing significant devaluation of the Euro relative to other currencies, such as the U.S. Dollar, and concerns that sovereign defaults could lead to devaluation or abandonment of the common currency.  Sovereign debt issues could lead to further significant, and potentially longer-term, devaluation of the Euro against the U.S. Dollar, which would adversely impact our Euro-denominated net assets, gross bookings, revenues, operating expenses, and net income as expressed in U.S. Dollars.  Furthermore, governmental austerity measures aimed at reducing deficits could impair the economic recovery and adversely affect travel demand.

From time to time, we enter into derivative instruments to minimize the impact of short-term currency fluctuations on our consolidated operating results.  Such derivative instruments are short term in nature and not designed to hedge against currency fluctuation that could impact our foreign currency denominated gross bookings, revenue or gross profit.  See Note 5 to the Unaudited Consolidated Financial Statements for additional information on our derivative contracts.

Domestic Trends.  Competition in domestic online travel remains intense and traditional online travel companies are creating new promotions and consumer value features in an effort to gain competitive advantage.  In June 2007, we eliminated processing fees for our price-disclosed airline ticket service, and in April 2008, we reduced processing fees for our domestic price-disclosed merchant hotel room service.  As a result, since those dates, we had a pricing advantage against other major online travel agents with respect to these travel services.  Starting in March 2009, Expedia and Travelocity also eliminated air booking fees, and in April 2009, Orbitz followed.  As a result, we no longer have the price advantage that we have had against our major competitors on price-disclosed airline tickets since June 2007.  Similarly, in April 2009, each of Expedia and Orbitz reduced booking fees on hotel room reservations, and we therefore no longer have a price advantage over those companies on price-disclosed merchant hotel room reservations.  In addition, in May 2009, Orbitz announced a price guarantee program under which a customer who books a prepaid hotel stay will receive money back from Orbitz if another Orbitz customer books the exact same stay in terms of room type, travel dates and number of travelers.  In addition, in October 2009, Travelocity announced the waiver of its cancellation and change fees for hotel and vacation packages, as well as an expanded hotel guarantee, under which consumers who book a hotel room and then find a lower published rate for the same room anytime before the day of check-in are eligible to receive a refund of the difference.  Our business may be adversely impacted as a result of no longer having a price advantage over our direct competitors in the U.S., and we may be adversely impacted by future promotional initiatives by our competitors.  Traffic obtained through online advertising has increased as a percentage of total demand.  In addition, the elimination of processing fees on retail airline tickets by our major competitors, coupled with the recent significant year over year increases in retail air fares, has led consumers to engage in increased shopping behavior before making a purchase.  Increased shopping behavior reduces our advertising efficiency and effectiveness as traffic obtained through online advertising becomes less likely to result in a purchase on our web site.  Therefore, online advertising expenses for our priceline.com U.S. business have increased at a faster rate than gross profit, a trend which we expect to continue.

In addition, in March 2009, Travelocity launched an opaque price-disclosed hotel booking service that allows customers to book rooms at a discount because, similar to our Name Your Own Price® hotel booking service, the name of the hotel is not disclosed until after purchase.  At this point, the number of hotels available through Travelocity’s opaque hotel service is limited.  However, Travelocity has experience with offering opaque price-disclosed hotel room reservations in Europe through its site, lastminute.com, and it is likely that it will use such experience to grow the number of opaque hotel room reservations it makes available.  Additionally, Expedia recently began making opaque hotel rooms available on its principal website under the name “Expedia Unpublished.”  Expedia has access to a large, established base of opaque-participating hotels through its subsidiary, Hotwire.  If Expedia or Travelocity are successful in growing their opaque hotel service, our share of the discount hotel market in the U.S. could decrease.  In addition, we would have to compete with Expedia and Travelocity for access to hotel room supply and there is no guarantee that we would be able to maintain successfully our current level of opaque hotel supply.  If Expedia’s or Travelocity’s opaque hotel service is successful, it may try to offer opaque airline tickets and/or rental cars, each of which would expose us to similar competitive risks as the opaque hotel service.

While demand for online travel services continues to experience annualized growth, we believe that the domestic market share of third-party distributors, like priceline.com, has declined over the last several years and that the growth of the domestic online market for travel services has slowed.  We believe the decline in market share is attributable, in part, to (1) a concerted initiative by travel suppliers to direct customers to their own websites in an effort to reduce distribution expenses and establish more direct control over their pricing, and (2) a price advantage in that the suppliers generally do not charge a processing fee.  However, with the recent elimination and reduction of processing and other fees by all of the major online travel companies, we believe that the domestic market share of third party distributors stabilized and potentially increased during 2009 and the first half of 2010.

Domestic airlines have recently reduced capacity and increased fares.  In addition, the threat of carrier bankruptcies and the emerging prospect of industry consolidation, as evidenced by the recent merger of Delta Air Lines and Northwest Airlines and the recently-announced, but not yet consummated, merger of United Air Lines and Continental Airlines, could lead to additional decreases in capacity and further reduce the amount of airline tickets available to us.  Significant increases in average airfares thus far in 2010 may adversely impact travel demand.  Reduced airline capacity and demand negatively impact our priceline.com air business, which in turn has negative repercussions on our priceline.com hotel and rental car businesses.  In addition, recent decreases in rental car fleets have led to decreases in rental car availability, which has negatively impacted our Name Your Own Price® rental car service.  In addition, Hertz has announced its intention to acquire the Dollar-Thrifty Automotive Group, and Avis has also recently made an offer to acquire the Dollar-Thrifty Automotive Group.  The merger or acquisition of the Dollar-Thrifty Automotive Group by another rental car company could result in a decrease of rental car inventory available to our rental car service.  In January 2010, Toyota recalled over 8 million vehicles due to faulty accelerator pedals, leading to further strain on rental car companies’ fleets and increased retail rental car rates.  As a result of these challenges, we experienced a significant decline in Name Your Own Price® airline tickets and rental car days during the first half of 2010 compared to the same period in 2009.  Nevertheless, we continue to believe that the market for domestic online travel services is an attractive market with continued opportunity for growth.

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

We believe that our success will depend in large part on our ability to maintain profitability, primarily from our hotel business, to continue to promote the Booking.com, Agoda and TravelJigsaw brands internationally and the priceline.com brand in the United States, and, over time, to offer other travel services and further expand into other international markets. Factors beyond our control, such as worldwide recession, terrorist attacks, unusual weather patterns, including natural disasters such as hurricanes, tsunamis, volcanic eruptions (such as the April 2010 eruption of a volcano in Iceland) or earthquakes and other weather phenomena, travel related health concerns including pandemics and epidemics such as Influenza H1N1, avian bird flu and SARS, political instability, regional hostilities, increases in fuel prices, imposition of taxes or surcharges by regulatory authorities, travel related accidents or the withdrawal from our system of a major hotel supplier or airline, could adversely affect our business and results of operations and impair our ability to effectively implement all or some of the initiatives described above.

For example, recent civil unrest in Thailand, a key market for our Agoda business and the Asian business of Booking.com, negatively impacted booking volumes in this market at the time.  In addition, clashes involving Thai security forces, anti-government demonstrators and groups supporting the government resulted in violence in various locations in Bangkok, causing the temporary relocation of Agoda’s Thailand-based operations.  Thailand has experienced disruptive civil unrest in prior years as well and continued or future civil or political unrest could further disrupt Agoda’s Thailand-based business and operations.

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

Seasonality.  Our Name Your Own Price® services are generally non-refundable in nature, and accordingly, we recognize travel revenue at the time a booking is generated.  However, we recognize revenue generated from our retail hotel services, including Booking.com and Agoda, at the time that the customer checks out of the hotel.  As a result, a meaningful amount of retail hotel bookings generated earlier in the year, as customers plan and reserve their spring and summer vacations, will not be recognized as revenue until future quarters.  In addition, revenue generated by TravelJigsaw transactions is recognized when the customer returns the rental car.  From a cost perspective, however, we expense the substantial majority of our advertising activities as they are incurred, which is typically in the quarter in which bookings are generated.  Therefore, if our retail hotel business continues to grow, we expect our quarterly results to become increasingly impacted by these seasonal factors.

Results of Operations

Three and Six Months Ended June 30, 2010 compared to the Three and Six Months Ended June 30, 2009

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

Gross bookings resulting from hotel room night reservations, rental car days and airline tickets sold through our domestic and international operations for the three and six months ended June 30, 2010 and 2009 were as follows (numbers may not total due to rounding):

	Three Months Ended June 30, (in millions)			Six Months Ended June 30, (in millions)
	2010	2009	Change	2010	2009	Change

Domestic	$1,154	$964	19.6%	$2,143	$1,816	18.0%
International	2,256	1,415	59.5%	4,232	2,507	68.8%
Total	$3,410	$2,379	43.3%	$6,375	$4,323	47.5%

Gross bookings increased by 43.3% and 47.5% for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009, principally due to 48.2% and 52.0% growth in hotel room night reservations, respectively.  The 59.5% increase in international gross bookings was attributable to growth in international hotel room night reservations for Booking.com and Agoda (growth on a local currency basis was approximately 67.1%).  International gross bookings for the three months ended June 30, 2010 also includes $43.9 million of TravelJigsaw gross bookings since its acquisition in May 2010.  Domestic gross bookings increased by 19.6% and 18.0% for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009, primarily due to growth in price-disclosed airline tickets and an increase in average fares, price-disclosed hotel room night reservations, Name Your Own Price® hotel room night reservations, and price-disclosed rental car days, partially offset by a decline in Name Your Own Price® rental car days.

Gross bookings resulting from hotel room night reservations, rental car days and airline tickets sold through our agency and merchant models for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended June 30, (in millions)			Six Months Ended June 30, (in millions)
	2010	2009	Change	2010	2009	Change

Agency	$2,683	$1,825	47.0%	$5,057	$3,295	53.5%
Merchant	727	555	31.1%	1,318	1,028	28.2%
Total	$3,410	$2,379	43.3%	$6,375	$4,323	47.5%

Agency gross bookings increased 47.0% and 53.5% for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009, due to growth in the sale of Booking.com hotel room night reservations, price-disclosed airline tickets and price-disclosed rental car days.  Merchant gross bookings increased 31.1% and 28.2% for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009, due to an increase in the sale of Agoda merchant price-disclosed hotel room night reservations, Name Your Own Price® hotel room night reservations and priceline.com merchant price-disclosed hotel room night reservations, partially offset by a decline in Name Your Own Price® rental car days.  For the three months ended June 30, 2010, merchant gross bookings also benefited from the inclusion of TravelJigsaw, which contributed $43.9 million to merchant gross bookings since its acquisition in May 2010.

	Hotel Room Nights	Rental Car Days	Airline Tickets

Three Months ended June 30, 2010	23.2 million	4.3 million	1.6 million

Three Months ended June 30, 2009	15.7 million	3.2 million	1.6 million

Six Months ended June 30, 2010	43.2 million	7.3 million	3.2 million

Six Months ended June 30, 2009	28.5 million	6.3 million	3.0 million

Hotel room night reservations sold increased by 48.2% and 52.0% for the three and six months ended June 30, 2010, compared to the same periods in 2009, respectively, due primarily to an increase in the sale of Booking.com agency room night reservations, as well as an increase in the sale of Agoda price-disclosed room night reservations, Name Your Own Price® room night reservations and priceline.com price-disclosed room night reservations.

Rental car days sold increased by 32.0% and 16.1% for the three and six months ended June 30, 2010, compared to the same periods in 2009, respectively, due primarily to the inclusion of rental car days sold by TravelJigsaw, which we acquired in May 2010, partially offset by a decline in Name Your Own Price® rental car days.

Airline tickets sold increased by 3.9% and 3.4% for the three and six months ended June 30, 2010, compared to the same periods in 2009, respectively, due to an increase in the sale of price-disclosed airline tickets, partially offset by a decline in Name Your Own Price® airline tickets.

Revenues

•                  Merchant revenues are derived from transactions where we are the merchant of record and therefore charge the customer’s credit card for the travel services provided.  Merchant revenues include (1) transaction revenues representing the selling price of Name Your Own Price® hotel room reservations, rental cars and airline tickets and price-disclosed vacation packages; (2) transaction revenues representing the amount charged to a customer, less the amount charged by suppliers in connection with (a) the hotel room reservations provided through our merchant price-disclosed hotel service in the U.S. and at Agoda, and (b) the rental car reservations provided through our merchant semi-opaque rental car service at TravelJigsaw (which allows customers to see the price of the reservation prior to purchase, but not the identity of the supplier); (3) customer processing fees charged in connection with the sale of Name Your Own Price® airline tickets, hotel room reservations and rental cars and merchant price-disclosed hotel reservations; and (4) ancillary fees, including GDS reservation booking fees related to certain of the services listed above.

•                  Agency revenues are derived from travel related transactions where we are not the merchant of record and where the prices of the travel services are determined by third parties. Agency revenues include travel commissions, customer processing fees and GDS reservation booking fees related to certain of the services listed above and are reported at the net amounts received, without any associated cost of revenue.  Principally all of the revenue for Booking.com is comprised of travel commissions.

•                  Other revenues are derived primarily from advertising on our websites.

	Three Months Ended June 30,			Six Months Ended June 30,
	($000)%			($000)%
	2010	2009	Change	2010	2009	Change
Merchant Revenues	$446,669	$392,822	13.7%	$814,933	$729,856	11.7%
Agency Revenues	317,512	204,485	55.3%	530,755	324,711	63.5%
Other Revenues	3,258	6,434	(49.4)%	6,144	11,232	(45.3)%
Total Revenues	$767,439	$603,741	27.1%	$1,351,832	$1,065,799	26.8%

Merchant Revenues

Merchant revenues for the three and six months ended June 30, 2010 increased 13.7% and 11.7%, respectively, compared to the same periods in 2009, primarily due to an increase in the sale of Name Your Own Price® hotel room night reservations, the inclusion of TravelJigsaw since its acquisition in May 2010, and Agoda and priceline.com merchant price-disclosed hotel room night reservations, partially offset by a decline in Name Your Own Price® rental car days.

Agency Revenues

Agency revenues for the three and six months ended June 30, 2010 increased 55.3% and 63.5%, respectively, compared to the same periods in 2009, primarily as a result of growth in the business of Booking.com.

Other Revenues

Other revenues during the three and six months ended June 30, 2010 consisted primarily of advertising revenues.  Other revenues for the three and six months ended June 30, 2010 decreased 49.4% and 45.3%, respectively, compared to the same periods in 2009, primarily as a result of the termination of a relationship with a post-transaction online advertising partner in September 2009.

Cost of Revenues and Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
	($000)%			($000)%
	2010	2009	Change	2010	2009	Change
Cost of Revenues	$322,184	$298,503	7.9%	$587,462	$552,231	6.4%
% of Merchant Revenues	72.1%	76.0%		72.1%	75.7%

Cost of Revenues

For the three and six months ended June 30, 2010, cost of revenues consisted primarily of charges from the suppliers for: (1) the cost of Name Your Own Price® hotel room reservations, net of applicable taxes, (2) the cost of Name Your Own Price® rental cars, net of applicable taxes; and (3) the cost of Name Your Own Price® airline tickets, net of the federal air transportation tax, segment fees and passenger facility charges imposed in connection with the sale of airline tickets.  Cost of revenues for the three and six months ended June 30, 2010 increased by 7.9% and 6.4%, respectively, compared to the same periods in 2009, due primarily to the increase in merchant revenue discussed above.  Merchant price-disclosed hotel revenues in the U.S. and for Agoda and merchant semi-opaque rental car reservations for TravelJigsaw are recorded in merchant revenues net of the amounts paid to suppliers and therefore, there is no associated cost of revenues for merchant price-disclosed hotel revenues.  Cost of revenues as a percentage of their associated merchant revenues decreased primarily due to the increase in merchant price-disclosed hotel revenues, which are recorded on a “net” basis.

Agency revenues are recorded at their net amount, which are amounts received less amounts paid to suppliers, if any, and therefore, there are no costs of agency revenues.

Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
	($000)%			($000)%
	2010	2009	Change	2010	2009	Change
Gross Profit	$445,255	$305,238	45.9%	$764,370	$513,568	48.8%
Gross Margin	58.0%	50.6%		56.5%	48.2%

Total gross profit for the three and six months ended June 30, 2010 increased by 45.9% and 48.8%, respectively, compared to the same periods in 2009, primarily as a result of increased revenue discussed above.  The acquisition of TravelJigsaw did not have a material impact on gross profit.  Total gross margin (gross profit expressed as a percentage of total revenue) increased during the three and six months ended June 30, 2010, compared to the same periods in 2009, because Name Your Own Price® revenues, which are recorded “gross” with a corresponding cost of revenue, represented a smaller percentage of total revenues compared to retail, price-disclosed revenues which are primarily recorded “net” with no corresponding cost of revenues.  Because Name Your Own Price® transactions are reported “gross” and retail transactions are primarily recorded on a “net” basis, we believe that gross profit has become an increasingly important measure of evaluating growth in our business.  Our international operations accounted for approximately $321.8 million and $536.7 million of our gross profit for the three and six months ended June 30, 2010, respectively, which compares to $196.6 million and $310.5 million for the same periods in 2009, respectively.  Gross profit attributable to our international operations increased, on a local currency basis, by approximately 68% and 72% in the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009.

Operating Expenses

Advertising

	Three Months Ended June 30,			Six Months Ended June 30,
	($000)%			($000)%
	2010	2009	Change	2010	2009	Change
Offline Advertising	$10,123	$11,053	(8.4)%	$21,911	$21,819	0.4%
% of Total Gross Profit	2.3%	3.6%		2.9%	4.2%
Online Advertising	$132,518	$90,107	47.1%	$245,627	$158,223	55.2%
% of Total Gross Profit	29.8%	29.5%		32.1%	30.8%

Offline advertising expenses consist primarily of: (1) the expenses associated with domestic television, print and radio advertising; and (2) the cost for creative talent, production costs and agency fees for television, print and radio advertising.  For the three months ended June 30, 2010, offline advertising expenses decreased compared to the same periods in 2009, due to decreased television and print advertising.  For the six months ended June 30, 2010, offline advertising expenses were generally flat compared to the same period in 2009.  Online advertising expenses primarily consist of the costs of (1) search engine keyword purchases; (2) affiliate programs; (3) banner and pop-up advertisements; and (4) e-mail campaigns.  For the three and six months ended June 30, 2010, online advertising expenses increased over the same periods in 2009, primarily to support increased price-disclosed agency hotel room night reservations for Booking.com as well as increased Agoda and priceline.com travel bookings.  Online advertising as a percentage of gross profit increased for the three and six months ended June, 2010 compared to the same periods in 2009, due primarily to (1) the operations of Booking.com and Agoda, which grew faster than and rely more on online advertising than our priceline.com U.S. business, as well as (2) increases in online spending for our priceline.com U.S. business.

Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
	($000)%			($000)%
	2010	2009	Change	2010	2009	Change
Sales and Marketing	$28,490	$20,691	37.7%	$52,603	$39,110	34.5%
% of Total Gross Profit	6.4%	6.8%		6.9%	7.6%

Sales and marketing expenses consist primarily of (1) credit card processing fees associated with merchant transactions; (2) fees paid to third-party service providers that operate the call centers for our priceline.com U.S. business; (3) provisions for credit card chargebacks; and (4) provisions for bad debt primarily related to agency hotel commission receivables.  For the three and six months ended June 30, 2010, sales and marketing expenses, which are substantially variable in nature, increased over the same periods in 2009, primarily due to increased credit card processing fees, call center costs and bad debt provision associated with increased gross booking volumes.

Personnel

	Three Months Ended June 30,			Six Months Ended June 30,
	($000)%			($000)%
	2010	2009	Change	2010	2009	Change
Personnel	$62,850	$44,864	40.1%	$112,628	$84,374	33.5%
% of Total Gross Profit	14.1%	14.7%		14.7%	16.4%

Personnel expenses consist of compensation to our personnel, including salaries, bonuses, taxes, employee health benefits and stock-based compensation. For the three and six months ended June 30, 2010, personnel expenses increased over the same periods in 2009, due primarily to increased headcount to support the growth of our business.  Stock-based compensation expense was approximately $15.5 million and $11.3 million for the three months ended June 30, 2010 and 2009, respectively, and approximately $27.4 million and $21.9 million for the six months ended June 30, 2010 and 2009, respectively.

General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	($000)%			($000)%
	2010	2009	Change	2010	2009	Change
General and Administrative	$22,462	$14,728	52.5%	$40,493	$29,516	37.2%
% of Total Gross Profit	5.0%	4.8%		5.3%	5.7%

General and administrative expenses consist primarily of: (1) fees for outside professionals, including litigation expenses; (2) occupancy expenses; and (3) personnel related expenses such as recruiting, training and travel expenses. General and administrative expenses increased during the three and six months ended June 30, 2010, over the same periods in 2009, due to professional fees related to the acquisition of TravelJigsaw, additional fees for outside professionals, including litigation expenses primarily related to hotel occupancy and other tax proceedings, increased personnel-related expenses for our Booking.com and Agoda operations, and increased occupancy expenses associated with new international offices.

Information Technology

	Three Months Ended June 30,			Six Months Ended June 30,
	($000)%			($000)%
	2010	2009	Change	2010	2009	Change
Information Technology	$4,895	$4,697	4.2%	$9,503	$9,225	3.0%
% of Total Gross Profit	1.1%	1.5%		1.2%	1.8%

Information technology expenses consist primarily of: (1) system maintenance and software license fees; (2) outsourced data center costs relating to our domestic and international data centers; (3) data communications and other expenses associated with operating our Internet sites; and (4) payments to outside consultants. For the three and six months ended June 30, 2010, information technology expenses increased compared to the same periods in 2009, due primarily to growth in our Booking.com and Agoda operations.

Depreciation and Amortization

	Three Months Ended June 30,			Six Months Ended June 30,
	($000)%			($000)%
	2010	2009	Change	2010	2009	Change
Depreciation and Amortization	$10,758	$9,723	10.6%	$20,537	$19,084	7.6%
% of Total Gross Profit	2.4%	3.2%		2.7%	3.7%

Depreciation and amortization expenses consist of:  (1) amortization of intangible assets with determinable lives; (2) amortization of internally developed and purchased software, (3) depreciation of computer equipment; and (4) depreciation of leasehold improvements, office equipment and furniture and fixtures.  For the three and six months ended June 30, 2010, depreciation and amortization expense increased from the same periods in 2009, primarily due to acquisition-related amortization in connection with our acquisition of TravelJigsaw.

Other Income (Expense)

	Three Months Ended June 30,			Six Months Ended June 30,
	($000)%			($000)%
	2010	2009	Change	2010	2009	Change
Interest Income	$940	$483	94.6%	$1,795	$1,224	46.7%
Interest Expense	(9,267)	(6,505)	42.5%	(14,072)	(13,310)	5.7%
Foreign Currency Transactions and Other	1,039	(3,880)	(126.8)%	(2,092)	(63)	3,221.0%
Total	$(7,288)	$(9,902)	(26.4)%	$(14,369)	$(12,149)	18.3%

For the three and six months ended June 30, 2010, interest income on cash and marketable securities increased over the same periods in 2009, primarily due to an increase in the average balance invested.  Interest expense increased for the three and six months ended June 30, 2010, as compared to the same periods in 2009, primarily due to an increase in the average outstanding debt.  “Foreign currency transactions and other” includes foreign exchange gains of $6.0 million and $8.6 million for the three and six months ended June 30, 2010, respectively, and foreign exchange losses of $2.6 million and $0.8 million for the three and six months ended June 30, 2009, respectively, related to foreign exchange derivative contracts.  Foreign exchange losses on transactions were approximately $2.1 million and $2.5 million for the three and six months ended June 30, 2010, respectively, compared to $1.5 million and $2.3 million for the three and six months ended June 30, 2009, respectively.  In addition, a loss of $2.9 million and $8.1 million for the three and six months ended June 30, 2010, respectively, resulting from convertible debt conversions, is included, compared to gains of $0.3 million and $3.1 million for the three and six months ended June 30, 2009, respectively.

Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	($000)%			($000)%
	2010	2009	Change	2010	2009	Change
Income Tax Expense	$51,275	$32,495	57.8%	$78,228	$48,036	62.9%

Our effective tax rate for the three and six months ended June 30, 2010 was 30.9% and 31.7%, respectively, and has decreased from the same period in 2009 primarily because of a higher percentage of foreign income which is taxed at lower rates.  Income tax expense for the three and six months ended June 30, 2010 and 2009 differs from the expected tax provision at the U.S. statutory tax rate of 35%, principally due to lower foreign tax rates, partially offset by state income taxes and certain non-deductible expenses.

Due to our domestic net operating loss carryforwards, we do not expect to make payments on our U.S. income for the foreseeable future, except for U.S. federal alternative minimum tax and state income taxes.  However, we expect to pay foreign taxes on our foreign income.  We expect that Booking.com and Agoda will grow their pretax income at higher rates than the U.S. over the long term and, therefore, it is our expectation that our cash tax payments will increase as Booking.com and Agoda generate an increasing share of our pretax income.

In 2009, the Netherlands modified its tax regulations related to income generated from qualifying “innovative” activities carried out in the Netherlands (“Innovation Box Tax”).  The new regulations became effective January 1, 2010.  Earnings that qualify for Innovation Box Tax will be taxed at the rate of 5% rather than the Dutch statutory rate of 25.5%.  Booking.com received confirmation from the Dutch tax authorities in June 2010 that it is eligible to apply for Innovation Box Tax.  After receipt of this confirmation, in July 2010, Booking.com applied for Innovation Box Tax treatment and is awaiting a response from the Dutch tax authorities as to what percentage, if any, of its earnings will qualify for Innovation Box Tax treatment.

Equity in Income of Investees

	Three Months Ended June 30,			Six Months Ended June 30,
	($000)%			($000)%
	2010	2009	Change	2010	2009	Change
Equity in Income of Investees	$—	$33	n/a	$—	$2	n/a

Equity in income of investees for the three and six months ended June 30, 2009 represented our pro rata share of pricelinemortgage.com’s net results. In July 2009, pricelinemortgage.com was dissolved, and we received $8.9 million in cash for our 49% equity investment in pricelinemortgage.com. We do not expect the dissolution of our investment in pricelinemortgage.com to materially impact future periods.

Noncontrolling Interests

	Three Months Ended June 30,			Six Months Ended June 30,
	($000)%			($000)%
	2010	2009	Change	2010	2009	Change
Noncontrolling Interests	$361	$—	n/a	$361	$—	n/a

Noncontrolling interests for the three months ended June 30, 2010, represents the proportionate share of the net loss of TravelJigsaw Holdings Limited for the period of May 18, 2010 through June 30, 2010 applicable to the noncontrolling interests (refer to Note 11 of the Unaudited Consolidated Financial Statements).

Liquidity and Capital Resources

As of June 30, 2010, we had $1.2 billion in cash, cash equivalents and short-term investments.  Approximately $0.5 billion of our cash and cash equivalents and short-term investments are held by our international subsidiaries and are denominated primarily in Euros and, to a lesser extent, in British Pound Sterling. Cash equivalents and short-term investments are primarily comprised of highly liquid, investment-grade debt securities.

In March 2010, we issued in a private placement $575.0 million aggregate principal amount of convertible senior notes due 2015, with an interest rate of 1.25%.  Interest on these notes is payable in March and September of each year.  The net proceeds may be used for general corporate purposes, which may include repurchasing shares of priceline.com common stock from time to time, repaying outstanding debt and corporate acquisitions.  As discussed below, concurrent with this debt offering, we repurchased approximately $100 million of our outstanding common stock.  See Note 8 to our Unaudited Consolidated Financial Statements for further details on these notes.

In March 2010, our Board of Directors authorized an additional repurchase of up to $500 million of our common stock from time to time in open market or privately negotiated transactions, including the approval to purchase up to $100 million of our common stock from the proceeds of, and concurrently with, the offering of the notes discussed above.  We repurchased 461,437 shares of our common stock at an aggregate cost of $106.1 million during the six months ended June 30, 2010.  As of June 30, 2010, we have a remaining authorization to repurchase $459.2 million of our common stock.  We may from time to time make additional repurchases of our common stock, depending on prevailing market conditions, alternate uses of capital and other factors.

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

Net cash provided by operating activities for the six months ended June 30, 2010, was $292.0 million, resulting from net income of $168.5 million, net favorable changes in working capital of $27.7 million, and a net favorable impact of $95.8 million for non-cash items not affecting cash flows.  Non-cash items include deferred income taxes, stock-based compensation expense, depreciation and amortization, primarily from acquisition-related intangible assets, amortization of debt discount and loss on conversions of our convertible notes.  The changes in working capital for the six months ended June 30, 2010, were related to a $123.8 million increase in accounts payable, accrued expenses and other current liabilities, partially offset by a $85.5 million increase in accounts receivable.  The increase in these working capital balances was primarily related to seasonality and increases in business volume.  Our bookings and revenues are generally higher in the second quarter of the year than in the fourth quarter of the year which results in higher accounts receivable, deferred merchant bookings, accounts payable and accrued expenses at June 30, 2010 compared to December 31, 2009.  Deferred merchant bookings have also increased for the TravelJigsaw merchant business since its acquisition in May 2010.

Net cash provided by operating activities for the six months ended June 30, 2009, was $168.2 million, resulting from net income of $92.0 million, non-cash items not affecting cash flows of $69.4 million and net favorable changes in working capital of $6.8 million.  The changes in working capital for the six months ended June 30, 2009, were primarily related to a $59.7 million increase in accounts payable, accrued expenses and other current liabilities principally offset by a $55.3 million increase in accounts receivable.  The increase in these working capital balances was primarily related to seasonality and increases in business volume.  Our allowance for doubtful accounts increased versus the prior year to reflect the potential for increased losses resulting from the worldwide recession and the related impact on our hotel partners.  Non-cash items were primarily associated with deferred income taxes, stock-based compensation expense, depreciation and amortization, primarily from acquisition-related intangible assets, amortization of debt discount and gain on conversions of our convertible notes.

Net cash used in investing activities was $419.6 million for the six months ended June 30, 2010.  Investing activities were affected by $326.5 million net purchase of marketable securities and a payment of $111.0 million for acquisitions and other equity investments, net of cash acquired, partially offset by $28.2 million net proceeds from foreign currency forward contracts.  Net cash used in investing activities was $155.6 million for the six months ended June 30, 2009.  Investing activities were affected by $148.8 million net purchase of securities partially offset by a reduction in restricted cash of $1.3 million.  Cash invested in purchases of property and equipment was $10.2 million and $8.1 million for the six months ended June 30, 2010 and 2009, respectively.

Net cash provided by financing activities was approximately $293.0 million for the six months ended June 30, 2010.  The cash provided by financing activities during the six months ended June 30, 2010 was primarily related to proceeds from the issuance of convertible senior notes with an aggregate principal amount of $575.0 million, $23.5 million of proceeds from the exercise of employee stock options, $2.3 million of excess tax benefits from stock-based compensation and proceeds of $4.3 million from the sale of subsidiary shares to noncontrolling interests, partially offset by $173.4 million paid upon the conversion of senior notes, $125.4 million of treasury stock purchases and $13.3 million of debt issuance costs.  Net cash used in financing activities was approximately $41.9 million for the six months ended June 30, 2009.  The cash used in financing activities during the six months ended June 30, 2009 was primarily related to $36.5 million of principal paid upon the conversion of senior notes, $13.2 million of treasury stock purchases, partially offset by $6.5 million of proceeds from the exercise of employee stock options and $1.3 million of excess tax benefits from stock-based compensation.

Based upon the closing price of our common stock for the prescribed measurement periods during the three months ended June 20, 2010, the contingent conversion thresholds on our 2011 Notes and 2013 Notes were exceeded.  As a result, these notes (aggregate principal amount $50.0 million) are convertible at the option of the holder as of June 30, 2010 and, accordingly, have been classified as a current liability and in convertible debt in mezzanine on the Unaudited Consolidated Balance Sheet as of that date.  In July 2010, the Company settled conversion notices received for cash of $19.0 million for the principal amount of the 2011 Notes and elected to settle for cash $72.2 million of conversion value in excess of the principal amount.  Additionally, based on conversion notices received through August 2, 2010, notes with an aggregate principal amount of $30.9 million will be converted during the three months ending September 30, 2010.  When holders elect to convert, we are required to settle the principal amount of the notes in cash and we may satisfy any conversion premium in cash or shares of common stock.  We would likely fund the repayment of the principal amount with existing cash and cash equivalents, short-term investments (totaling approximately $1.2 billion at June 30, 2010) and borrowings under our revolving credit facility.

In connection with our acquisition of Agoda in 2007, contingent consideration of up to $141.6 million is payable in 2011 if Agoda achieves specified “gross bookings” and earnings targets for the period of January 1, 2008 through December 31, 2010.  Based upon our current estimates, we anticipate a payment for contingent consideration of approximately $40 million to $60 million.

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

The revolving credit facility provides for the issuance of up to $50.0 million of letters of credit as well as borrowings on same-day notice, referred to as swingline loans, which are available in U.S. Dollars, Euros, British Pounds Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility will be used for working capital and general corporate purposes.  As of June 30, 2010, there were no borrowings outstanding under the facility and we have issued approximately $1.2 million of letters of credit under the revolving credit facility.

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

Contingencies

A number of jurisdictions have initiated lawsuits against us related to, among other things, the payment of hotel occupancy and other taxes (i.e., state and local sales tax).  In addition, a number of municipalities have initiated audit proceedings, issued proposed tax assessments or started inquiries relating to the payment of hotel occupancy and other taxes.  To date, the majority of taxing jurisdictions in which the Company facilitates the making of hotel room reservations have not asserted that taxes are due and payable on the Company’s U.S. “merchant” hotel business.  With respect to jurisdictions that have not initiated proceedings to date, it is possible that they will do so in the future or that they will seek to amend their tax statutes and seek to collect taxes from the Company only on a prospective basis.  See Note 13 to the Unaudited Consolidated Financial Statements for a description of these pending cases and proceedings and Risk Factors — Adverse application of state and local tax laws could have an adverse effect on our business and results of operations.

We are vigorously defending against these claims and proceedings.  However, litigation is subject to uncertainty and there could be adverse developments in these pending or future cases and proceedings.  An unfavorable outcome or settlement of these actions or proceedings could result in substantial liabilities for past and/or future bookings, including, among other things, interest, penalties, punitive damages and/or attorney fees and costs, which could have a material adverse effect on our cash flows in any given operating period.  Also, there have been, and will continue to be, ongoing costs associated with defending our position in pending and any future cases or proceedings.

As a result of this litigation and other attempts by jurisdictions to levy similar taxes, the Company has established a reserve which amounted to approximately $23 million as of June 30, 2010 and $21 million as of December 31, 2009.  The reserve is based on the Company’s reasonable estimate, and the ultimate resolution of these issues may be less or greater than the liabilities recorded.  The Company believes that even if it were to suffer adverse determinations in the near term in more of the pending proceedings than currently anticipated given results to date, because of the Company’s available cash, it would not have a material impact on the Company’s liquidity.

Off-Balance Sheet Arrangements

As of June 30, 2010, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Booking.com and Agoda face risks related to their growth rate and expansion.

Throughout 2007, 2008 and 2009, our international operations experienced significant year-over-year growth in their gross bookings (an operating and statistical metric referring to the total dollar value, generally inclusive of all taxes and fees, of all travel services purchased by our customers) and hotel room night reservations.  This growth rate has contributed significantly to our growth in revenue, gross profit and earnings per share.  Over time, Booking.com and Agoda will experience a decline in their growth rate as the absolute level of their gross bookings and unit sales grow larger.  For example, in the second quarter of 2010, we have seen a deceleration in year-over-year growth rates for hotel room night reservations as compared to growth rates in the fourth quarter of 2009 and the first quarter of 2010.  Other factors may also slow the growth rates of the Booking.com and Agoda businesses, including, for example, the impact of the worldwide recession, any strengthening of the U.S. Dollar versus the Euro, declines in hotel average daily rates (“ADRs”), increases in cancellations, travel market conditions and the competitiveness of the market.  A decline in Booking.com and Agoda’s growth rate could have a negative impact on our future revenue and earnings per share growth rates and, as a consequence, our stock price.

The strategy of Booking.com, Agoda and TravelJigsaw involves rapid expansion into regions around the world, including Europe, Asia, North America, South America and elsewhere, many of which have different customs, different levels of customer acceptance of the Internet and different legislation, regulatory environments, tax laws and levels of political stability.  In addition, compliance with foreign legal, regulatory or tax requirements will place demands on our time and resources, and we may nonetheless experience unforeseen and potentially adverse legal, regulatory or tax consequences.  If Booking.com, Agoda and TravelJigsaw are unsuccessful in rapidly expanding into other countries, our business, results of operations and financial condition would be adversely affected.

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

For example, recent civil unrest in Thailand, a key market for our Agoda business and the Asian business of Booking.com, negatively impacted booking volumes in this market at the time.  In addition, clashes involving Thai security forces, anti-government demonstrators and groups supporting the government resulted in violence in various locations in Bangkok, causing the temporary relocation of Agoda’s Thailand-based operations.  Thailand has experienced disruptive civil unrest in prior years as well and continued or future civil or political unrest could further disrupt Agoda’s Thailand-based business and operations.

We are dependent on certain suppliers.

During the three months ended June 30, 2010, Name Your Own Price® hotel room night reservations from our five largest hotel suppliers accounted for approximately 65.9% of total Name Your Own Price® hotel room night reservations, and sales of airline tickets from our five largest and two largest airline suppliers accounted for approximately 78.7% and 40.2% of total airline tickets sold, respectively. As a result, we are currently substantially dependent upon the continued participation of these suppliers in our system in order to maintain and continue to grow our total gross profit.

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

With respect to our airline suppliers, the airline industry has experienced a shift in market share from full-service carriers to low-cost carriers that focus primarily on discount fares to leisure destinations and we expect this trend to continue.  Some low-cost carriers, such as Southwest, have not historically distributed their tickets through us or other third-party intermediaries.  In addition, certain airlines have significantly limited or eliminated sales of airline tickets through opaque channels, preferring to consistently show the lowest available price on their own website.  Since the start of the worldwide recession, domestic airline capacity has been significantly reduced, which reduces the number of airline tickets available to our customers.  Thus far in 2010, airlines have significantly increased their average fares compared to the same period in 2009, which could adversely impact travel demand.  Reduced airline capacity and lower travel demand negatively impact our priceline.com air business, which in turn has negative repercussions on our priceline.com hotel and rental car businesses, and could have a material adverse effect on our business, results of operations and financial condition.  Conversely, decreased airfares can adversely impact our Name Your Own Price® airline tickets sales by reducing the amount of absolute dollar savings as compare to retail airline tickets.

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

Hertz has announced its intention to acquire the Dollar-Thrifty Automotive Group, and Avis has also recently made an offer to acquire the Dollar-Thrifty Automotive Group.  The merger or acquisition of the Dollar-Thrifty Automotive Group by another rental car company could result in a decrease of rental car inventory available to our rental car service. If another major rental car supplier merges or consolidates with, or is acquired by, another company that either does not participate in the priceline.com system or that participates on substantially lower levels, the surviving company may elect not to participate in our system or to participate at lower levels than the previous supplier.  The loss of any rental car supplier participant in our Name Your Own Price® system could result in other rental car suppliers electing to terminate or reduce their participation in the Name Your Own Price® system, which would negatively impact our business, results of operations and financial condition.  Furthermore, many major rental car companies are highly leveraged and the worldwide recession creates the potential for severe financial difficulty, including without limitation, the inability of a rental car company to refinance its debt, restructure its operations or emerge from a bankruptcy, any of which could lead to a reduction in rental car supply made available to us.  In addition, fewer independent suppliers reduces opacity and competition among suppliers.  In such event, if we are unable to divert sales to other suppliers, our business, results of operations and financial condition may be adversely affected.

In addition, recent decreases in rental car fleets have led to decreases in rental car availability, which has negatively impacted our Name Your Own Price® rental car service. In January 2010, Toyota recalled over 8 million vehicles due to faulty accelerator pedals, leading to further strain on rental car companies’ fleets and increased retail rental car rates.  If the industry is faced with a shortage of vehicles, rental car companies may further reduce the number of car reservations they distribute through our service or increase the negotiated rates at which they are willing to provide car reservations.  In addition, rental car companies rely on auto manufacturers to provide new vehicles for their fleet.  Rental car companies have also historically relied on auto manufacturers and the wholesale used car market to dispose of their fleets of cars.  The worldwide recession has led to questions about the long term viability of the major U.S. auto manufacturers and is partially responsible for a change in the arrangements between rental car companies and automobile manufacturers.  Where manufacturers have historically supplied cars to rental car companies under a lease or another arrangement whereby the manufacturer would buy the car back when it is taken out of the fleet, manufacturers have begun to require the rental car companies purchase the cars for their fleets, which shifts the burden of risk of selling the car to the rental car company.  Tight credit markets can negatively affect the used car market, making it difficult for auto manufacturers and rental car suppliers to dispose of their fleets.  If the rental car industry is faced with excess supply, rental car companies may lower retail rental car rates, which could be beneficial to our retail rental car business, but detrimental to our Name Your Own Price® business.  Retail rental car rates decreased during the three months ended June 30, 2010 compared to the same period in 2009.  Because rental car days are typically less expensive than airline tickets or hotel room night reservations, a reduction in retail rental car rates has a disproportionately adverse effect on sales of Name Your Own Price® rental car days since customers may be less likely to accept the trade-offs associated with that service.  Any disruption in the supply of vehicles or the ability to dispose of vehicles by car rental companies could impact their ability to match their fleet supply with demand, which could adversely impact our business.

We are exposed to fluctuations in currency exchange rates.

As a result of the growth of Booking.com and Agoda, and the acquisition of TravelJigsaw, we are conducting a significant portion of our business outside the United States and are reporting our results in U.S. Dollars.  As a result, we face exposure to adverse movements in currency exchange rates as the financial results of our international operations are translated from local currency (principally the Euro and the British Pound Sterling) into U.S. Dollars upon consolidation.  Our international operations contributed approximately $322.6 million and $538.3 million to our revenues for the three and six months ended June 30, 2010, respectively, which compares to $197.6 million and $312.2 million for the three and six months ended June 30, 2009, respectively (year-over-year growth of approximately 63% and 72%, respectively).  Revenue attributable to our international operations increased on a local currency basis by approximately 68% and 72% in the three and six months ended June 30, 2010, compared to the same periods in 2009.

Since December 31, 2009, the U.S. Dollar has strengthened significantly against the Euro, as well as the British Pound Sterling. The U.S. Dollar strengthened against the Euro from a rate of approximately 1.43 U.S. Dollars per Euro as of December 31, 2009, to approximately 1.22 U.S. Dollars per Euro as of June 30, 2010.  Although the Euro has shown some signs of recovery since the end of June 2010, if the Euro continues to trade at or near current exchange rates during the second, third and fourth quarters of 2010, our Euro-denominated net assets, gross bookings, revenues, operating expenses, and net income will be adversely impacted as expressed in U.S. Dollars compared to the corresponding periods in 2009.

In early 2010, Greece and certain other European Union countries with high levels of sovereign debt had difficulty refinancing that debt and central bank intervention was required, causing significant devaluation of the Euro relative to other currencies, such as the U.S. Dollar, and concerns that sovereign defaults could lead to devaluation or abandonment of the common currency.  Sovereign debt issues could lead to further significant, and potentially longer-term, devaluation of the Euro against the U.S. Dollar, which would adversely impact our Euro-denominated net assets, gross bookings, revenues, operating expenses, and net income as expressed in U.S. Dollars.  Furthermore, governmental austerity measures aimed at reducing deficits could impair the economic recovery and adversely affect travel demand.

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

We currently or potentially compete with a variety of companies with respect to each service we offer. With respect to our travel services, these competitors include, but are not limited to:

•                  Internet travel services such as Expedia, Hotels.com, Hotwire and Venere, which are owned by Expedia; Travelocity, lastminute.com and Zuji, which are owned by the Sabre Group; Orbitz.com, Cheaptickets, ebookers, HotelClub and RatesToGo, which are currently owned by Orbitz Worldwide; laterooms and asiarooms owned by Tui Travel; and Gullivers, octopustravel, Superbreak, hotel.de, Hotel Reservation Service, Auto Europe, Holiday Auto, Car Trawler, Ctrip, Rakuten and Wotif;

•                  travel suppliers such as airlines, hotel companies and rental car companies, many of which have their own branded websites to which they drive business;

•                  large online portal, social networking and search companies, such as Google, Yahoo! (including Yahoo! Travel), Bing (including Bing Travel), Facebook and AOL (including AOL Travel);

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

Certain of our major competitors have matched our elimination and/or reduction of processing fees associated with some of our travel services.  In June 2007, we eliminated processing fees for our price-disclosed airline ticket service, and in April 2008, we reduced processing fees for our priceline.com price-disclosed merchant hotel room service.  As a result, since those dates, we had a pricing advantage against other major online travel agents with respect to these travel services.  Starting in March 2009, Expedia and Travelocity also eliminated air booking fees, and in April 2009, Orbitz followed.  As a result, we no longer have the price advantage that we have had against our major competitors on price-disclosed airline tickets since June 2007.  Similarly, in April 2009, each of Expedia and Orbitz reduced booking fees on hotel room reservations, and we therefore no longer have a price advantage over those companies on price-disclosed merchant hotel room reservations.  In addition, in May 2009, Orbitz announced a price guarantee program under which a customer who books a prepaid hotel stay will receive money back from Orbitz if another Orbitz customer books the exact same stay in terms of room type, travel dates and number of travelers.  In addition, in October 2009, Travelocity announced the waiver of its cancellation and change fees for hotel and vacation packages, as well as an expanded hotel guarantee, under which consumers who book a hotel room and then find a lower published rate for the same room anytime before the day of check-in are eligible to receive a refund of the difference.  Our business may be adversely impacted as a result of no longer having a price advantage over our direct competitors in the U.S., and we may be adversely impacted by future promotional initiatives by our competitors.

In addition, in March 2009, Travelocity launched an opaque price-disclosed hotel booking service that allows customers to book rooms at a discount because, similar to our Name Your Own Price® hotel booking service, the name of the hotel is not disclosed until after purchase.  At this point, the number of hotels available through Travelocity’s opaque hotel service is limited.  However, Travelocity has experience with offering opaque price-disclosed hotel room reservations in Europe through its site, lastminute.com, and it is likely that it will use such experience to grow the number of opaque hotel room reservations it makes available.  Additionally, Expedia recently began making opaque hotel rooms available on its principal website under the name “Expedia Unpublished.”  Expedia has access to a large, established base of opaque-participating hotels through its subsidiary, Hotwire.  If Expedia or Travelocity are successful in growing their opaque hotel service, our share of the discount hotel market in the U.S. could decrease.  In addition, we would have to compete with Expedia and Travelocity for access to hotel room supply and there is no guarantee that we would be able to maintain successfully our current level of opaque hotel supply.  If Expedia’s or Travelocity’s opaque hotel service is successful, it may try to offer opaque airline tickets and/or rental cars, each of which would expose us to similar competitive risks as the opaque hotel service.

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

Large, established Internet search engines with substantial resources and expertise in developing online commerce and facilitating Internet traffic are creating — and intend to further create — inroads into online travel, both in the U.S. and internationally.  For example, Google recently announced that it has entered into an agreement to acquire ITA Software, Inc., a major flight information software company, which could allow Google to pursue the creation of new flight search tools which will enable users to find flight information on the Internet without using a service like ours.  In addition, Google is actively testing a travel “meta-search” site to show searchers specific hotels and rates in addition to text advertisements, which began beta-testing in the first quarter of 2010, and Microsoft recently launched Bing Travel, a “meta-search” site, which searches for airfare and hotel reservations online and predicts the best time to purchase them.  “Meta-search” sites leverage their search technology to aggregate travel search results for the searcher’s specific itinerary across supplier, travel agent and other websites and, in many instances, compete directly with us for customers.  These initiatives, among others, illustrate Google’s and Bing’s clear intention to more directly appeal to travel consumers by showing consumers more detailed travel results, including specific information for travelers’ own itineraries, which could lead to suppliers or others gaining a larger share of Google’s or Bing’s traffic or may ultimately lead to search engines maintaining transactions within their own websites.  If Google, as the single largest search engine in the world, or Bing, or other leading search engines refer significant traffic to these or other travel services that they develop in the future, it could result in, among other things, more competition from supplier websites and higher customer acquisition costs for third-party sites such as ours and could have a material adverse effect on our business, results of operations and financial condition.

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

A number of jurisdictions have initiated lawsuits against on-line travel companies, including us, related to, among other things, the payment of hotel occupancy and other taxes (i.e., state and local sales tax).  In addition, a number of municipalities have initiated audit proceedings, issued proposed tax assessments or started inquiries relating to the payment of hotel occupancy and other taxes.  Please see Note 13 to the Unaudited Consolidated Financial Statements for a description of these pending cases and proceedings.  Additional state and local jurisdictions are likely to assert that we are subject to, among other things, hotel occupancy and other taxes (i.e., state and local sales tax) and could seek to collect such taxes, either retroactively or prospectively, or both.

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

Our revenues and operating results have varied significantly from quarter to quarter because our business experiences seasonal fluctuations, which reflect seasonal trends for the travel services offered by our websites. Traditional leisure travel bookings in the United States are higher in the second and third calendar quarters of the year as consumers take spring and summer vacations. In the first and fourth quarters of the calendar year, demand for travel services in the United States and Europe generally declines and the number of bookings flattens.  Furthermore, prior to introducing a retail travel option to our customers, substantially all of our business was conducted under the Name Your Own Price® system and accordingly, because those services are non-refundable in nature, we recognize travel revenue at the time a booking was generated.  We recognize revenue generated from our retail hotel service, however, including Booking.com and Agoda, at the time that the customer checks out of the hotel.  As a result, we have seen and expect to continue to see, that a meaningful amount of retail hotel bookings generated earlier in the year, as customers plan and reserve their spring and summer vacations, will not be recognized until future quarters.  This could result in a disproportionate amount of our annual earnings being recognized in later quarters.

Our results may also be affected by seasonal fluctuations in the supply made available to us by airlines, hotels and rental car suppliers. Our revenues and operating results may continue to vary significantly from quarter to quarter because of these factors. As a result, quarter-to-quarter comparisons of our revenues and operating results may not be meaningful. For example, we believe our gross bookings and earnings growth rates reflected favorable year-over-year comparisons in the second half of 2009 due to weak economic conditions in the third and fourth quarters of 2008 (i.e., we began to see the effects of the worldwide recession on our business at the end of the third quarter 2008).  Second, many travel suppliers discounted or reduced their fares or rates, which has helped to stimulate demand for leisure travel.  We believe that these factors, among others, impacted our second half 2009 financial results and helped our business perform well in the wake of the world wide recession.  We believe that these positive influences may not be present in future periods, which will make for progressively less favorable year-over-year comparisons, particularly in the second half of 2010.  A significant change in the global economic environment, such as we are currently experiencing as a result of the worldwide recession, makes it more difficult to forecast future operating results.

Because of these fluctuations and uncertainties, our operating results may fail to meet the expectations of securities analysts and investors. If this happens, the trading price of our common stock would be adversely affected.

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

We utilize Internet search engines and other travel demand aggregation websites, principally through the purchase of travel-related keywords, to generate traffic to our websites.  Booking.com and Agoda, in particular, rely to a significant extent upon Google to generate business and, to a much lesser extent, other search engines and other travel demand aggregation websites.  Search engines such as Google frequently update and change the logic which determines the placement and display of results of a user’s search, such that the placement of links to our sites, and particularly those of Booking.com, Agoda and their affiliates, can be negatively affected.  In a similar way, a significant amount of Booking.com and Agoda’s business is directed to our own websites through participation in pay-per-click advertising campaigns on Internet search engines whose pricing and operating dynamics can experience rapid change commercially, technically and competitively.  In addition, we purchase web traffic from a number of sources, including some operated by our competitors, in the form of pay-per-click arrangements that can be terminated with little or no notice.  If one or more of such arrangements is terminated, or if a major search engine, such as Google, changes its algorithms in a manner that negatively affects the search engine ranking of our brands or our third-party distribution partners or changes its pricing, operating or competitive dynamics in a negative manner, our business, results of operations and financial condition would be adversely affected.

In addition, Booking.com and Agoda rely on various third party distribution channels (i.e., affiliates) to distribute hotel room reservations.  Should one or more of such third parties cease distribution of Booking.com and Agoda reservations, or suffer deterioration in its search engine ranking, due to changes in search engine algorithms or otherwise, the business of Booking.com and Agoda could be negatively affected.

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

Companies that we have acquired, such as Booking.com, Agoda and TravelJigsaw, and that we may acquire in the future, may employ security and networking standards at levels we find unsatisfactory.  The process of enhancing infrastructure to attain improved security and network standards may be time consuming and expensive and may require resources and expertise that are difficult to obtain.  Such acquisitions increase the number of potential vulnerabilities, and can cause delays in detection of an attack, as well as the timelines of recovery from any given attack. Failure to raise any such standards that we find unsatisfactory could expose us to security breaches of, among other things, personal customer data and credit card information that would have an adverse impact on our business, results of operations and financial condition.

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

We have rapidly and significantly expanded our international operations and anticipate expanding further to pursue growth of our service offerings and customer base. For example, the number of our employees worldwide has grown from less than 700 in the first quarter of 2007, to over 2,900 as of June 30, 2010, which growth is almost entirely comprised of hires by or for our international operations.  Such expansion increases the complexity of our business and places a significant strain on our management, operations, technical performance, financial resources and internal financial control and reporting functions.

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

We rely on certain third party computer systems and third party service providers, including the computerized central reservation systems of the airline, hotel and rental car industries to satisfy demand for airline tickets and priceline.com hotel room and rental car reservations. In particular, our priceline.com travel business is substantially dependent upon the computerized reservation systems of operators of global distribution systems for the travel industry. Any interruption in these third party services systems or deterioration in their performance could prevent us from booking airline, hotel and rental car reservations and have a material adverse effect on our business. Our agreements with some third party service providers are terminable upon short notice and often do not provide recourse for service interruptions. In the event our arrangement with any of such third parties is terminated, we may not be able to find an alternative source of systems support on a timely basis or on commercially reasonable terms and, as a result, it could have a material adverse effect on our business, results of operations and financial condition.

We depend upon Chase Paymentech to process our U.S. credit card transactions; e-clearing, Global Collect and others to process Agoda credit card transactions; and Wright Express to provide credit card numbers which we use as a payment mechanism for priceline.com U.S. merchant hotel transactions. If any of these providers were wholly or partially compromised, our cash flows could be disrupted until such a time as a replacement process could be put in place with a different vendor.  As we add complexity to our systems infrastructure by adding new suppliers and distribution, our total system availability could decline and our results could suffer.

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

Companies that we have acquired, such as our Booking.com, Agoda and TravelJigsaw, and that we may acquire in the future, may present known or unknown capacity/stability or other types of system challenges.  The process of enhancing infrastructure to attain improved capacity/scalability and other system characteristics may be time consuming and expensive and may require resources and expertise that are difficult to obtain.  Such acquisitions increase potential downtime, customer facing problems and compliance problems.  Failure to successfully make any such improvements to such infrastructures could expose us to potential capacity, stability, and system problems that would have an adverse impact on our business, results of operations and financial condition.

Our financial results will be materially impacted by payment of cash income taxes in the future.

Due to our domestic net operating loss carryforwards, we do not expect to make payments on our U.S. income for the foreseeable future, except for U.S. federal alternative minimum tax and state income taxes.  However, we expect to pay foreign taxes on our foreign income.  We expect that Booking.com and Agoda will grow their pretax income at higher rates than the U.S. over the long term and, therefore, it is our expectation that our cash tax payments will increase as Booking.com and Agoda generate an increasing share of our pretax income.

Acquisitions could result in operating difficulties.

As part of our business strategy, we acquired Booking.com Limited in September 2004, Booking.com B.V. in July 2005, Agoda in November 2007 and TravelJigsaw in May 2010.  We may enter into additional business combinations and acquisitions in the future.  Acquisitions may result in dilutive issuances of equity securities, use of our cash resources, incurrence of debt and amortization of expenses related to intangible assets acquired.  In addition, the process of integrating an acquired company, business or technology may create unforeseen operating difficulties and expenditures.  The acquisitions of Booking.com B.V., Booking.com Limited, Agoda and TravelJigsaw were accompanied by a number of risks, including, without limitation:

•                  the need to implement or remediate controls, procedures and policies appropriate for a larger public company at companies that prior to the acquisitions may have lacked such controls, procedures and policies;

•                  the difficulty of assimilating the operations and personnel of Booking.com Limited, which are principally located in Cambridge, England, Booking.com B.V., which are principally located in Amsterdam, The Netherlands, Agoda, which are principally located in Singapore and Bangkok, Thailand, and TravelJigsaw, which are principally located in Manchester, England, with and into our operations, which are headquartered in Norwalk, Connecticut;

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

•                  the impairment of relationships with customers of Booking.com B.V., Booking.com Limited, Agoda and TravelJigsaw or our own customers as a result of any integration of operations;

•                  the impairment of relationships with employees of Booking.com B.V., Booking.com Limited, Agoda and TravelJigsaw or our own business as a result of any integration of new management personnel;

•                  the potential unknown liabilities associated with Booking.com B.V., Booking.com Limited, Agoda and TravelJigsaw.

We may experience similar risks in connection with any future acquisitions. We may not be successful in addressing these risks or any other problems encountered in connection with the acquisitions of Booking.com B.V., Booking.com Limited, Agoda or TravelJigsaw, or that we could encounter in future acquisitions, which would harm our business or cause us to fail to realize the anticipated benefits of our acquisitions.  As of June 30, 2010, we had approximately $623.0 million assigned to the intangible assets and goodwill of Booking.com B.V., Booking.com Limited, Agoda and TravelJigsaw, and therefore, the occurrence of any of the risks identified above could result in a material adverse impact, including an impairment of these assets, which could cause us to have to record a charge for impairment.  Any such charge could adversely impact our operating results, which would likely cause our stock price to decline significantly.

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

We believe that maintaining and expanding the priceline.com and Booking.com and Agoda brands, and other owned brands, including Active Hotels, Lowestfare.com, Rentalcars.com, Breezenet.com, MyTravelGuide.com, Travelweb, hotelroom.com, TravelJigsaw and Car Hire 3000, are important aspects of our efforts to attract and expand our user and advertiser base.  As our larger competitors spend increasingly more on advertising, we are required to spend more in order to maintain our brand recognition.  In addition, we have spent considerable money and resources to date on the establishment and maintenance of the priceline.com and Booking.com and Agoda brands, and we will continue to spend money on, and devote resources to advertising, marketing and other brand building efforts to preserve and enhance consumer awareness of our brands. We may not be able to successfully maintain or enhance consumer awareness of these brands, and, even if we are successful in our branding efforts, such efforts may not be cost-effective. If we are unable to maintain or enhance customer awareness of our brands in a cost-effective manner, our business, results of operations and financial condition would be adversely affected.

We are exposed to various counterparty risks.

We are party to derivative instruments to hedge our exposure to foreign currency exchange rate fluctuation, which principally address foreign exchange fluctuation risk for the Eruo, as well as potential dilution upon conversion of certain of our convertible senior notes.  As of June 30, 2010, we are party to foreign currency contracts with a notional value of 383 million Euros.  The counterparties to these contracts are Morgan Stanley, JPMorgan Chase, RBS Citizens Financial Group and Wells Fargo/Wachovia.  On the maturity date of these contracts, the counterparties are potentially obligated to pay us the net settlement value.

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

As of June 30, 2010, we held approximately $0.5 billion of cash and short-term liquid investments outside of the United States.  To date, we have used our foreign cash to reinvest in our foreign operations.  It is our current expectation to make further investments in our foreign operations with our foreign cash.  If our foreign cash balances continue to grow and our ability to reinvest those balances diminishes, it will become increasingly likely that we will repatriate some of our foreign cash balances to the United States.  In such event, we would likely be subject to additional income tax expenses in the United States with respect to our unremitted foreign earnings.  We would not incur an increase in tax payments unless we repatriate the cash and no longer have net operating loss carryforwards available to offset the taxable income.

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

Our results have been negatively impacted by purchases made using fraudulent credit cards. Because we act as the merchant-of-record in a majority of our priceline.com transactions as well as those of Agoda, we may be held liable for accepting fraudulent credit cards on our websites as well as other payment disputes with our customers. Additionally, we are held liable for accepting fraudulent credit cards in certain retail transactions when we do not act as merchant of record.  Accordingly, we calculate and record an allowance for the resulting credit card chargebacks.  If we are unable to combat the use of fraudulent credit cards on our websites, our business, results of operations and financial condition could be materially adversely affected.

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

We are a party to the legal proceedings described in Note 13 to the Unaudited Consolidated Financial Statements.  The defense of the actions described in Note 13 may increase our expenses and an adverse outcome in any of such actions could have a material adverse effect on our business and results of operations.

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

In addition, the strategy of Booking.com and Agoda involves rapid expansion into regions around the world, including Europe, Asia, North America, South America and elsewhere, many of which have different legislation, regulatory environments, tax laws and levels of political stability.  Compliance with foreign legal, regulatory or tax requirements will place demands on our time and resources, and we may nonetheless experience unforeseen and potentially adverse legal, regulatory or tax consequences.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We did not experience any material changes in interest rate exposures during the three months ended June 30, 2010.  Based upon economic conditions and leading market indicators at June 30, 2010, we do not foresee a significant adverse change in interest rates in the near future.

However, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the fair value of our available for sale investments assuming an adverse change of 100 basis points.  A hypothetical 100 basis points (1.0%) increase in interest rates would have resulted in a decrease in the fair values of our investments as of June 30, 2010 of approximately $4.4 million.  These hypothetical losses would only be realized if we sold the investments prior to their maturity.

As of June 30, 2010, the outstanding principal amount of our debt is approximately $625 million.  We estimate that the fair value of such debt was approximately $750 million as of June 30, 2010.  A substantial portion of the fair value of our debt in excess of the outstanding principal amount is related to the conversion premium on the bonds.

As a result of the acquisitions of Booking.com, Agoda and TravelJigsaw, we are conducting a significant and growing portion of our business outside the United States through subsidiaries with functional currencies other than the U.S. Dollar (primarily Euros and British Pound Sterling).  As a result, we face exposure to adverse movements in currency exchange rates as the financial results of Booking.com and Agoda are translated from local currency into U.S. Dollars upon consolidation.  If the U.S. Dollar weakens against the local currency, the translation of these foreign-currency-denominated balances will result in increased net assets, net revenues, operating expenses, and net income or loss.  Similarly, our net assets, net revenues, operating expenses, and net income or loss will decrease if the U.S. Dollar strengthens against local currency. Additionally, foreign exchange rate fluctuations on transactions denominated in currencies other than the functional currency result in gains and losses that are reflected in the Unaudited Consolidated Statement of Operations.  Booking.com, Agoda and TravelJigsaw are subject to risks typical of international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility.

From time to time, we enter into foreign exchange derivative contracts to minimize the impact of short-term foreign currency fluctuations on our consolidated operating results. Our derivative contracts principally address foreign exchange fluctuation risk for the Euro.  As of June 30, 2010, derivatives with a notional value of 80 million Euros are outstanding for derivative contracts that are not designated as hedging instruments.  As of December 31, 2009, there were no outstanding contracts for derivatives not designated as hedging instruments.  Foreign exchange gains of $6.0 million and foreign exchange losses of $2.6 million for the three months ended June 30, 2010 and 2009, respectively, were recorded in “Foreign currency transactions and other” related to foreign exchange derivative contracts.  At June 30, 2010, foreign exchange derivative assets had an estimated fair value of $2.8 million.  A hypothetical 10% strengthening of the foreign exchange rates relative to the U.S. Dollar, with all other variables held constant, would have resulted in a derivative liability balance of approximately $3 million.

As of June 30, 2010, we had outstanding forward currency and option contracts for 303 million Euros, compared to forward currency contracts as of December 31, 2009 of 183 million Euros to hedge a portion of our net investment in a foreign subsidiary.  These contracts are all short-term in nature.  Mark-to-market adjustments on these net investment hedges are recorded as currency translation adjustments.  At June 30, 2010, foreign exchange derivative assets had an estimated fair value of $27.6 million.  A hypothetical 10% strengthening of the foreign exchange rates relative to the U.S. Dollar, with all other variables held constant, would have resulted in a derivative liability balance of approximately $1 million.  See Note 5 to the Unaudited Consolidated Financial Statements for further detail on our derivative instruments.

Additionally, fixed rate investments are subject to unrealized gains and losses due to interest rate volatility.  To the extent that changes in interest rates and currency exchange rates affect general economic conditions, priceline.com would also be affected by such changes.

Item 4.  Controls and Procedures

Under the supervision and with the participation of the Company’s principal executive officer and its principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Exchange Act Rule 13a-15(e).  Based on this evaluation, the Company’s principal executive officer and its principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

In May 2010, we acquired TravelJigsaw and, as a result of that acquisition, we intend to undertake a review of its internal controls and, if necessary, make any changes that we believe to be appropriate to those internal controls as we integrate TravelJigsaw’s business with ours.

There was no change in the Company’s internal control over financial reporting during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

A description of material legal proceedings to which we are a party is contained in Note 13 to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the three months ended June 30, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information relating to repurchases of our equity securities during the three months ended June 30, 2010:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2010 —	88	(4)	$247.58	—	$44,866,000(1)
April 30, 2010					$20,447,000(2)
					$400,000,000(3)

May 1, 2010 —	1,072	(4)	$218.21	32,487(3)	$44,866,000(1)
May 31, 2010	32,487	(3)	$187.25		$20,447,000(2)
					$393,917,000(3)

June 1, 2010 —	815	(4)	$186.82	—	$44,866,000(1)
June 30, 2010					$20,447,000(2)
					$393,917,000(3)

Total	34,462		$188.35	32,487(3)	$459,230,000

(1)          Pursuant to a stock repurchase program announced on November 2, 2005, whereby the Company was authorized to repurchase up to $50,000,000 of its common stock.

(2)          Pursuant to a stock repurchase program announced on September 21, 2006, whereby the Company was authorized to repurchase up to $150,000,000 of its common stock.

(3)          Pursuant to a stock repurchase program announced on March 4, 2010, whereby the Company was authorized to repurchase up to $500,000,000 of its common stock.

(4)          Pursuant to a general authorization, not publicly announced, whereby the Company is authorized to repurchase shares of its common stock to satisfy employee withholding tax obligations related to stock-based compensation.

Item 6.  Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

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
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2010 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICELINE.COM INCORPORATED
(Registrant)

Date: August 4, 2010	By:	/s/ Daniel J. Finnegan
		Name:	Daniel J. Finnegan
		Title:	Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)

Exhibit Index

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2010 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.