Form 10-Q
period 2010-09-30
PRICELINE COM INC
filed 2010-11-09
CIK 1075531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

Number of shares of Common Stock outstanding at November 2, 2010:

Common Stock, par value $0.008 per share	49,096,034
(Class)	(Number of Shares)

priceline.com Incorporated

Form 10-Q

For the Three Months Ended September 30, 2010

PART I — FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements

priceline.com Incorporated

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$533,121	$202,141
Restricted cash	1,155	1,319
Short-term investments	941,948	598,014
Accounts receivable, net of allowance for doubtful accounts of $5,758 and $5,023, respectively	248,946	118,659
Prepaid expenses and other current assets	41,631	36,828
Deferred income taxes	73,257	65,980
Total current assets	1,840,058	1,022,941

Property and equipment, net	35,905	30,489
Intangible assets, net	243,243	172,080
Goodwill	453,618	350,630
Deferred income taxes	158,888	253,700
Other assets	14,833	4,384
Total assets	$2,746,545	$1,834,224

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$112,753	$60,568
Accrued expenses and other current liabilities	195,936	119,521
Deferred merchant bookings	117,800	60,758
Income taxes payable	79,666	8,040
Convertible debt (see Note 8)	174	159,878
Total current liabilities	506,329	408,765

Deferred income taxes	59,402	43,793
Other long-term liabilities	28,481	24,052
Convertible debt (see Note 8)	471,071	—
Total liabilities	1,065,283	476,610

Convertible debt (see Note 8)	41	35,985
Redeemable noncontrolling interests (See Note 11)	44,222	—

Stockholders’ equity:
Common stock, $0.008 par value; authorized 1,000,000,000 shares, 56,498,183 and 52,446,173 shares issued, respectively	438	405
Treasury stock, 7,410,558 and 6,865,119 shares, respectively	(636,623)	(510,970)
Additional paid-in capital	2,355,093	2,289,867
Accumulated deficit	(62,861)	(454,673)
Accumulated other comprehensive loss	(19,048)	(3,000)
Total stockholders’ equity	1,636,999	1,321,629
Total liabilities and stockholders’ equity	$2,746,545	$1,834,224

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Merchant revenues	$494,473	$400,314	$1,309,407	$1,130,169
Agency revenues	504,010	323,188	1,034,765	647,899
Other revenues	3,274	7,158	9,419	18,391
Total revenues	1,001,757	730,660	2,353,591	1,796,459
Cost of revenues	335,569	296,654	923,032	848,885
Gross profit	666,188	434,006	1,430,559	947,574

Operating expenses:
Advertising — Offline	7,773	8,474	29,684	30,293
Advertising — Online	172,727	115,103	418,354	273,327
Sales and marketing	33,060	24,473	85,663	63,583
Personnel, including stock-based compensation of $21,176, $10,870, $48,550 and $32,727, respectively	82,007	50,959	194,635	135,333
General and administrative	15,730	19,367	56,224	48,881
Information technology	5,347	4,777	14,850	14,002
Depreciation and amortization	12,775	10,098	33,312	29,182
Total operating expenses	329,419	233,251	832,722	594,601
Operating income	336,769	200,755	597,837	352,973

Other income (expense):
Interest income	918	471	2,713	1,695
Interest expense	(8,293)	(5,911)	(22,366)	(19,221)
Foreign currency transactions and other	(10,715)	(1,220)	(12,806)	(1,283)
Total other income (expense)	(18,090)	(6,660)	(32,459)	(18,809)

Earnings before income taxes and equity in income of investees	318,679	194,095	565,378	334,164
Income tax (expense) benefit	(94,119)	124,887	(172,347)	76,851
Equity in income of investees	—	—	—	2
Net income	224,560	318,982	393,031	411,017
Less: net income attributable to noncontrolling interests	1,580	—	1,219	—

Net income applicable to common stockholders	$222,980	$318,982	$391,812	$411,017
Net income applicable to common stockholders per basic common share	$4.59	$7.49	$8.24	$9.84
Weighted average number of basic common shares outstanding	48,570	42,569	47,565	41,750
Net income applicable to common stockholders per diluted common share	$4.41	$6.42	$7.70	$8.42
Weighted average number of diluted common shares outstanding	50,559	49,670	50,917	48,805

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

(In thousands)

							Accumulated Other
	Common Stock		Treasury Stock		Additional	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Loss	Total

Balance, December 31, 2009	52,446	$405	(6,865)	$(510,970)	$2,289,867	$(454,673)	$(3,000)	$1,321,629

Net income applicable to common stockholders						391,812		391,812

Unrealized gain on marketable securities, net of tax of $166							87	87

Currency translation adjustment, net of tax of $7,548							(16,135)	(16,135)

Comprehensive income								375,764

Redeemable noncontrolling interests fair value adjustment					(4,118)			(4,118)

Exercise of stock options and vesting of stock-based awards	594	5			24,618			24,623

Repurchase of common stock			(545)	(125,653)				(125,653)

Stock-based compensation and other stock-based payments					48,628			48,628

Issuance of senior convertible notes					67,516			67,516

Reclassification adjustment for convertible debt in mezzanine					3,680			3,680

Conversion of debt	3,458	28			(80,073)			(80,045)

Excess tax benefit on stock-based compensation					4,975			4,975

Balance, September 30, 2010	56,498	$438	(7,410)	$(636,623)	$2,355,093	$(62,861)	$(19,048)	$1,636,999

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2010	2009
OPERATING ACTIVITIES:
Net income	$393,031	$411,017
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,068	10,605
Amortization	24,193	18,577
Provision for uncollectible accounts, net	5,737	3,379
Reversal of valuation allowance on deferred tax assets	—	(181,874)
Other deferred income taxes, excluding valuation allowance reversal	33,650	27,835
Stock-based compensation and other stock-based payments	48,628	32,727
Amortization of debt issuance costs	2,785	1,620
Amortization of debt discount	14,948	14,752
Loss (gain) on early extinguishment of debt	11,334	(2,735)
Equity in income of investees	—	(2)
Changes in assets and liabilities:
Accounts receivable	(112,755)	(73,932)
Prepaid expenses and other current assets	(8,034)	8,921
Accounts payable, accrued expenses and other current liabilities	169,898	89,827
Other	1,897	2,683
Net cash provided by operating activities	597,380	363,400
INVESTING ACTIVITIES:
Purchase of investments	(1,030,011)	(534,274)
Proceeds from sale of investments	665,925	294,618
Additions to property and equipment	(14,471)	(9,902)
Acquisitions and other equity investments, net of cash acquired	(110,972)	—
Proceeds from foreign currency contracts	44,564	—
Payments on foreign currency contracts	(4,283)	—
Proceeds from redemption of equity investment in pricelinemortgage.com	—	8,921
Change in restricted cash	156	1,234
Net cash used in investing activities	(449,092)	(239,403)
FINANCING ACTIVITIES:
Proceeds from the issuance of convertible senior notes	575,000	—
Payment of debt issuance costs	(13,334)	—
Payments related to conversion of convertible senior notes	(295,398)	(122,047)
Repurchase of common stock	(125,653)	(14,169)
Proceeds from the sale of subsidiary shares to noncontrolling interests	4,311	—
Proceeds from exercise of stock options	24,623	9,404
Excess tax benefit on stock-based compensation	4,975	1,580
Net cash provided by (used in) financing activities	174,524	(125,232)
Effect of exchange rate changes on cash and cash equivalents	8,168	(842)
Net increase/(decrease) in cash and cash equivalents	330,980	(2,077)
Cash and cash equivalents, beginning of period	202,141	364,550
Cash and cash equivalents, end of period	$533,121	$362,473
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$61,568	$60,155
Cash paid during the period for interest	$4,639	$4,242
Non-cash fair value adjustment for redeemable noncontrolling interests	$4,118	$—

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

2.                                      STOCK-BASED COMPENSATION AND OTHER STOCK-BASED PAYMENTS

The Company has adopted stock compensation plans which provide for grants of share-based compensation as incentives and rewards to encourage employees, officers, consultants and directors to contribute towards the long-term success of the Company.  Stock-based compensation included in personnel expenses in the Unaudited Consolidated Statements of Operations was approximately $21.2 million and $10.9 million, and $48.6 million and $32.7 million, for the three and nine months ended September 30, 2010 and 2009, respectively.  Stock-based compensation for the three and nine months ended September 30, 2010 includes charges amounting to $6.4 million and $11.0 million, respectively, representing the cumulative impact of adjusting the estimated probable outcome at the end of the performance period for certain outstanding unvested performance share units.

During the nine months ended September 30, 2010, 362,569 options to purchase shares of common stock were exercised with a weighted average exercise price of $67.91, and 157,370 options with a weighted average exercise price of $317.66 were forfeited or expired.  As of September 30, 2010, the aggregate number of stock options outstanding and exercisable was 400,360 shares, with a weighted average exercise price of $23.77 and a weighted average remaining life of 2.8 years.

The following table summarizes the activity of unvested restricted stock, restricted stock units and performance share units (“Share-Based Awards”) related to stock-based compensation during the nine months ended September 30, 2010:

Share-Based Awards	Shares	Weighted Average Grant Date Fair Value

Unvested at December 31, 2009	1,488,854	$90.82
Granted	178,681	$236.23
Vested	(340,833)	$53.39
Performance Share Units Adjustment	229,866	$187.31
Forfeited	(18,829)	$120.56
Unvested at September 30, 2010	1,537,739	$130.08

As of September 30, 2010, there was approximately $86.0 million of total future compensation cost related to unvested share-based awards to be recognized over a weighted-average period of 2.0 years.

2010 Restricted Stock Units (“RSUs”)

During the three months ended September 30, 2010, the Company made grants of 3,486 RSUs with a total grant date fair value of $1.0 million based upon the grant date fair value per share of $289.10.  During the three months ended June 30, 2010, the Company made grants of 3,253 RSUs with a total grant date fair value of $0.7 million based upon the grant date fair value per share of $217.88.  During the three months ended March 31, 2010, the Company made broad-based grants of 61,512 RSUs that had a total grant date fair value of $14.5 million based upon the grant date fair value per share of $235.82.  These share-based awards generally vest after three years.

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

During the three months ended September 30, 2010, the estimated number of probable shares to be issued in connection with performance share units granted in 2010 increased by 51,207 shares.  As of September 30, 2010, the estimated total number of probable shares to be issued is 252,689 shares.  If the maximum performance thresholds are met at the end of the performance period, a maximum number of 268,611 total shares could be issued.

2008 Performance Share Units

During the three months ended September 30, 2010, the estimated number of probable shares to be issued in connection with the performance share units granted in 2008 increased by 49,735 shares.  As of September 30, 2010, the estimated total number of probable shares to be issued is 284,553 shares.  If the maximum performance thresholds are met at the end of the performance period, a maximum number of 443,214 shares could be issued.  The actual number of shares will be determined in 2011 upon completion of the performance period, which ends December 31, 2010.

Other Stock-based Payments

In 2010, the Company granted 5,555 RSUs with a total grant date fair value of $1.6 million to an advertising partner.  Expense is amortized over the service period and is charged to offline advertising expense.

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

A reconciliation of the weighted average number of shares outstanding used in calculating diluted earnings per share is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009

Weighted average number of basic common shares outstanding	48,570	42,569	47,565	41,750
Weighted average dilutive stock options, restricted stock, restricted stock units and performance share units	1,402	1,207	1,524	1,335
Assumed conversion of Convertible Senior Notes	587	5,894	1,828	5,720
Weighted average number of diluted common and common equivalent shares outstanding	50,559	49,670	50,917	48,805
Anti-dilutive potential common shares	2,629	3,723	2,582	4,204

Anti-dilutive potential common shares for the three and nine months ended September 30, 2010 includes approximately 1.9 million shares for each period, which could be issued under the Company’s convertible debt if the Company’s stock price increases.  Under the treasury stock method, the convertible notes will generally have a dilutive impact on net income per share if the Company’s average stock price for the period exceeds the conversion price for the convertible notes.  The Company has Conversion Spread Hedges outstanding that increase the effective conversion price of the Company’s 0.50% Convertible Senior Notes due 2011 (the “2011 Notes”) and the Company’s 0.75% Convertible Senior Notes due 2013 (the “2013 Notes”) from $40.38 to $50.47 per share from the Company’s perspective and were designed to reduce potential dilution upon conversion of these notes at maturity (see Note 8).  Since the beneficial impact of the Conversion Spread Hedges is anti-dilutive, it is excluded from the calculation of net income per share.  At stock prices above

$50.47, the Company will receive $85 million in value which will be settled in shares.  The actual number of shares to be received will depend upon the Company’s stock price on the date on which the Conversion Spread Hedges are exercisable, which coincides with the scheduled maturity of the 2011 Notes and the 2013 Notes.

4.                                      INVESTMENTS

The following table summarizes, by major security type, the Company’s short-term investments as of September 30, 2010 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Foreign government securities	$450,328	$59	$(217)	$450,170
U.S. government securities	445,880	326	—	446,206
U.S. agency securities	45,531	41	—	45,572

Total	$941,739	$426	$(217)	$941,948

The following table summarizes, by major security type, the Company’s short-term investments as of December 31, 2009 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Foreign government securities	$397,012	$94	$(35)	$397,071
U.S. government securities	200,940	56	(53)	200,943

Total	$597,952	$150	$(88)	$598,014

Long-term investments amounting to approximately $0.4 million at both September 30, 2010 and December 31, 2009, comprised of corporate notes with a maturity date greater than one year, are included in “Other assets” on the Company’s Unaudited Consolidated Balance Sheets.  There were no material gains or losses related to long-term investments for the three or nine months ended September 30, 2010 or 2009.

5.                                      FAIR VALUE MEASUREMENTS

Financial assets and liabilities carried at fair value as of September 30, 2010 are classified in the table below in the categories described below (in thousands):

	Level 1	Level 2	Level 3	Total
ASSETS
Short-term investments
Foreign government securities	$450,170	$—	$—	$450,170
U.S. government securities	446,206	—	—	446,206
U.S. agency securities	—	45,572	—	45,572
Long-term investments	—	424	—	424
Total assets at fair value	$896,376	$45,996	$—	$942,372

LIABILITIES
Foreign exchange derivatives	$—	$18,959	$—	$18,959
Redeemable noncontrolling interests	—	—	44,222	44,222
Total liabilities at fair value	$—	$18,959	$44,222	$63,181

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

As of September 30, 2010, the Company considers its redeemable noncontrolling interests to represent a “Level 3” fair value measurement that requires a high level of judgment to determine fair value.  The Company estimated such fair value based upon standard valuation techniques using discounted cash flow analysis and industry peer comparable analysis.  See Note 11 for information on the estimated fair value for redeemable noncontrolling interests.

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

As of September 30, 2010 and December 31, 2009, the carrying value of the Company’s cash and cash equivalents approximated their fair value and consisted primarily of U.S. and foreign government securities and bank deposits.  Other financial assets and liabilities, including restricted cash, accounts receivable, accrued expenses and deferred merchant bookings are carried at cost which also approximates their fair value because of the short-term nature of these items.  See Note 4 for information on the carrying value of investments and Note 8 for the estimated fair value of the Company’s convertible senior notes.

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

Derivatives Not Designated as Hedging Instruments — The Company’s derivative contracts principally address foreign exchange fluctuation risk for the Euro.  As of September 30, 2010, derivatives with a notional value of 65 million Euros were outstanding and are short-term in nature.  There were no derivative contracts outstanding as of December 31, 2009.  Foreign exchange losses related to derivatives were $6.2 million for the three months ended September 30, 2010 compared to gains of $2.4 million for the nine months ended September 30, 2010.  Foreign exchange losses were $1.7 million and $2.5 million for the three and nine months ended September 30, 2009, respectively. Foreign exchange gains and losses are recorded in “Foreign currency transactions and other” in the Unaudited Consolidated Statement of Operations.  The fair value of derivative liabilities of $2.5 million at September 30, 2010 is recorded in “Accrued expenses and other current liabilities” in the Unaudited Consolidated Balance Sheet.  Net cash inflows of $5.7 million and $7.4 million for contracts that settled for the nine months ended September 30, 2010 and 2009, respectively, were reported within “Net cash provided by operating activities” in the Unaudited Consolidated Statements of Cash Flows.

Derivatives Designated as Hedging Instruments — As of September 30, 2010 and December 31, 2009, the Company had outstanding contracts for 353 million Euros and 183 million Euros, respectively, to hedge a portion of its net investment in a foreign subsidiary.  These contracts were all short-term in nature.  Hedge ineffectiveness is assessed and measured based on changes in forward exchange rates.  The fair value of these derivatives at September 30, 2010 of $16.5 million is a liability recorded in “Accrued expenses and other current liabilities” in the Unaudited Consolidated Balance Sheet.  The fair value of these derivatives at December 31, 2009 of $8.0 million was an asset recorded in “Prepaid expenses and other current assets” in the Unaudited Consolidated Balance Sheet.

6.                                      INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets consist of the following (in thousands):

	September 30, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period	Weighted Average Useful Life

Supply and distribution agreements	$267,565	$(72,222)	$195,343	$204,117	$(60,587)	$143,530	10 – 13 years	12 years

Technology	23,884	(21,878)	2,006	24,185	(20,890)	3,295	3 years	3 years

Patents	1,487	(1,233)	254	1,489	(1,197)	292	15 years	15 years

Customer lists	20,616	(17,256)	3,360	17,235	(15,098)	2,137	2 years	2 years

Internet domain names	6,894	(3,202)	3,692	6,517	(2,633)	3,884	2 – 10 years	10 years

Trade names	47,219	(10,477)	36,742	26,855	(8,031)	18,824	5 – 20 years	12 years

Other	5,267	(3,421)	1,846	469	(351)	118	7 months – 15 years	1 year

Total intangible assets	$372,932	$(129,689)	$243,243	$280,867	$(108,787)	$172,080

Intangible assets with determinable lives are primarily amortized on a straight-line basis.  Intangible asset amortization expense was approximately $10.6 million and $6.4 million for the three months ended September 30, 2010 and 2009, respectively, and approximately $24.2 million and $18.6 million for the nine months ended September 30, 2010 and 2009, respectively.

The annual estimated amortization expense for intangible assets for the remainder of 2010, the next five years and thereafter is expected to be as follows (in thousands):

2010	$10,010
2011	32,024
2012	29,668
2013	28,390
2014	28,319
2015	25,585
Thereafter	89,247
$243,243

A substantial portion of the Company’s intangible assets relate to its Booking.com business.  In addition, purchased identifiable intangibles increased by $94.5 million as a result of the acquisition of TravelJigsaw Holdings Limited in May 2010 (refer to Note 11).

The change in goodwill for the nine months ended September 30, 2010 consists of the following (in thousands):

Balance at December 31, 2009	$350,630
Acquisition	105,313
Currency translation adjustments	(2,325)
Balance at September 30, 2010	$453,618

A substantial majority of the Company’s goodwill relates to its acquisition of Booking.com.  In addition, the acquisition of TravelJigsaw Holdings Limited in May 2010 increased goodwill by $105.3 million (refer to Note 11).  During the three months ended September 30, 2010, the Company performed its annual goodwill impairment testing using standard valuation techniques.  The estimated fair value for Booking.com, as well as the Company’s other reporting units, substantially exceeds their respective carrying values.

7.                                      OTHER ASSETS

Other assets at September 30, 2010 and December 31, 2009 consist of the following (in thousands):

	September 30, 2010	December 31, 2009
Deferred debt issuance costs	$10,124	$2,235
Long-term investments	424	359
Other	4,285	1,790
Total	$14,833	$4,384

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

Long-term investments amounting to approximately $0.4 million at both September 30, 2010 and December 31, 2009 were comprised of corporate notes with a maturity date greater than one year.

Other assets, consisting primarily of supplier and other security deposits, increased $2.5 million during the nine months ended September 30, 2010.  This increase is principally related to the other assets acquired with the acquisition of TravelJigsaw Holdings Limited in May 2010 (see Note 11 for further information on the acquisition).

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

The revolving credit facility provides for the issuance of up to $50.0 million of letters of credit as well as borrowings on same-day notice, referred to as swingline loans, which are available in U.S. Dollars, Euros, Pound Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility will be used for working capital and general corporate purposes.  As of September 30, 2010 and December 31, 2009, there were no borrowings outstanding under the facility, and there were approximately $1.6 million and $2.4 million, respectively, of letters of credit issued under the revolving credit facility.

Convertible Debt

Convertible debt as of September 30, 2010 consisted of the following (in thousands):

September 30, 2010	Outstanding Principal Amount	Unamortized Debt Discount	Carrying Value
1.25% Convertible Senior Notes due 2015	$575,000	$(103,929)	$471,071
0.50% Convertible Senior Notes due 2011	2	—	2
0.75% Convertible Senior Notes due 2013	213	(41)	172
Outstanding convertible debt	$575,215	$(103,970)	$471,245

Convertible debt as of December 31, 2009 consists of the following (in thousands):

December 31, 2009	Outstanding Principal Amount	Unamortized Debt Discount	Carrying Value
0.50% Convertible Senior Notes due 2011	$39,990	$(4,730)	$35,260
0.75% Convertible Senior Notes due 2013	133,000	(31,151)	101,849
2.25% Convertible Senior Notes due 2025	22,873	(104)	22,769
Outstanding convertible debt	$195,863	$(35,985)	$159,878

Based upon the closing price of the Company’s common stock for the prescribed measurement periods during the three months ended September 30, 2010 and December 31, 2009, the contingent conversion thresholds on the 2011 Notes and the 2013 Notes and the 2.25% Convertible Senior Notes due 2025 (the “2025 Notes”) were exceeded.  As a result, the 2011 Notes and the 2013 Notes were convertible at the option of the holder as of September 30, 2010 and December 31, 2009, and the 2025 Notes were convertible at the option of the holder as of December 31, 2009.  Accordingly, the carrying value of the 2011 Notes, the 2013 Notes and the 2025 Notes has been classified as a current liability.  Since the notes are convertible at the option of the holder and the principal amount is required to be paid in cash, the difference between the principal amount and carrying value is reflected as convertible debt in mezzanine on the Company’s Unaudited Consolidated Balance Sheets as of those dates.  The determination of whether or not the notes are convertible must continue to be performed on a quarterly basis.  The contingent conversion thresholds on the 2015 Notes were not exceeded at September 30, 2010, and therefore that debt is reported as a non-current liability.

In January 2010, the Company exercised its right to redeem the 2025 Notes; however, all of the holders of the then outstanding Notes tendered their notes for conversion prior to the redemption date, and as a result, none of the 2025 Notes was outstanding as of September 30, 2010.  In cases where holders decide to convert prior to the maturity date or first stated put date, the Company writes off the proportionate amount of remaining debt issuance costs to interest expense.  If the note holders exercise their option to convert, the Company would deliver cash to repay the principal amount of the notes and would deliver cash or shares of common stock, at its option, to satisfy the conversion value in excess of the principal amount.

In the three months ended September 30, 2010, $18.9 million aggregate principal amount of the 2011 Notes and $30.9 million aggregate principal amount of the 2013 Notes were converted.  The Company delivered cash of $49.8 million to repay the principal amount and issued 660,196 shares and delivered cash of $72.2 million in satisfaction of the conversion value in excess of the principal amount.  In the nine months ended September 30, 2010, $39.9 million aggregate principal amount of the 2011 Notes, $132.8 million aggregate principal amount of the 2013 Notes and $22.9 million aggregate principal amount of the 2025 Notes were converted.  The Company delivered cash of $195.6 million to repay the principal amount and issued 3,457,785 shares and delivered cash of $99.8 million in satisfaction of the conversion value in excess of the principal amount.  In October 2010, the Company settled $2 thousand principal amount of the 2011 Notes for cash of $2 thousand for the principal amount and issued 43 shares in satisfaction of the conversion value in excess of the principal amount.  As a result, none of the 2011 Notes is currently outstanding.

As of September 30, 2010 and December 31, 2009, the estimated market value of the outstanding senior notes was approximately $770 million and $1.1 billion, respectively.  Fair value was estimated based upon actual trades at the end of the reporting period or the most recent trade available as well as the Company’s stock price at the end of the reporting period.

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

In 2006, the Company issued in a private placement $172.5 million aggregate principal amount of Convertible Senior Notes due September 30, 2011, with an interest rate of 0.50% (the “2011 Notes”), and $172.5 million aggregate principal amount of Convertible Senior Notes due September 30, 2013, with an interest rate of 0.75% (the “2013 Notes”).  The 2011 Notes and the 2013 Notes are convertible, subject to certain conditions, into the Company’s common stock at a conversion price of approximately $40.38 per share. The 2011 Notes and the 2013 Notes are convertible, at the option of the holder, prior to June 30, 2011 in the case of the 2011 Notes, and prior to June 30, 2013 in the case of the 2013 Notes, upon the occurrence of specified events, including, but not limited to a change in control, or if the closing sale price of the Company’s common stock for at least 20 consecutive trading days in the period of the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 120% of the applicable conversion price in effect for the notes on the last trading day of the immediately preceding quarter.  In October 2010, the Company settled $2 thousand principal amount of the 2011 Notes.  As a result, none of the 2011 Notes is currently outstanding.  Neither the 2011 Notes nor the 2013 Notes were redeemable by the Company prior to maturity.  Interest on the 2011 Notes and the 2013 Notes is payable on March 30 and September 30 of each year.

In 2006, the Company entered into hedge transactions relating to potential dilution of the Company’s common stock upon conversion of the 2011 Notes and the 2013 Notes (the “Conversion Spread Hedges”).  Under the Conversion Spread Hedges, the Company is entitled to purchase from Goldman Sachs and Merrill Lynch approximately 8.5 million shares of the Company’s common stock (the number of shares underlying the 2011 Notes and the 2013 Notes) at a strike price of $40.38 per share (subject to adjustment in certain circumstances) in 2011 and 2013, and the counterparties are entitled to purchase from the Company approximately 8.5 million shares of the Company’s common stock at a strike price of $50.47 per share (subject to adjustment in certain circumstances) in 2011 and 2013.  The Conversion Spread Hedges increase the effective conversion price of the 2011 Notes and the 2013 Notes to $50.47 per share from the Company’s perspective and are designed to reduce the potential dilution upon conversion of the 2011 Notes and the 2013 Notes.  If the market value per share of the Company’s common stock at maturity is above $40.38, the Conversion Spread Hedges will entitle the Company to receive from the counterparties net shares of the Company’s common stock based on the excess of the then current market price of the Company’s common stock over the strike price of the hedge (up to $50.47).  Holders of the 2011 Notes and the 2013 Notes do not have any rights with respect to the Conversion Spread Hedges.  The Conversion Spread Hedges are separate transactions entered into by the Company with the counterparties, are not part of the terms of the Notes and will not affect the holders’ rights under the 2011 Notes and the 2013 Notes.  The Conversion Spread Hedges are exercisable at dates coinciding with the scheduled maturities of the 2011 Notes and 2013 Notes.  The Conversion Spread Hedges do not immediately hedge against the associated dilution from conversions of the Notes prior to their stated maturities.  Therefore, upon conversion of the 2011 Notes or the 2013 Notes, the Company has delivered or will be obligated to immediately deliver any related conversion premium in shares of common stock or cash, at its option.  However, the hedging counterparties will not be obligated to deliver the Company shares or cash that would offset the dilution associated with the early conversion activity until 2011 and 2013.  Because of this potential timing difference, the number of shares, if any, that the Company receives from its Conversion Spread Hedges could differ materially from the number of shares, if any, that it is required to deliver to holders of the Notes upon their early conversion.  This difference in timing can potentially make the hedges ineffective, which could negatively impact the Company’s future diluted shares outstanding and diluted earnings per share.

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

The Company estimated the straight debt borrowing rates at debt origination or modification (the 2015 Notes, 2011 Notes and 2013 Notes were structured requiring net cash settlement at issue and the 2025 Notes were modified to provide for net cash settlement in 2006) to be 5.89% for the 2015 Notes, 7.75% for the 2011 Notes and 2025 Notes, and 8.0% for the 2013 Notes.  The yield to maturity was estimated at an at-market coupon priced at par.  The straight debt borrowing rate for the 2025 Notes was based upon an effective maturity date of January 15, 2010 because on that date the 2025 Notes were redeemable and the holders could require the Company to repurchase these notes.

The carrying value of the permanent equity component reported in additional paid-in-capital related to the 2015 Notes was a credit of $67.5 million at September 30, 2010, comprised of debt discount after tax of $69.1 million ($115.2 million before tax) partially offset by financing costs after tax of $1.6 million.

For the three months ended September 30, 2010 and 2009, the Company recognized interest expense of $7.7 million and $5.4 million, respectively, related to convertible notes.  Interest expense was comprised of $1.7 million and $0.6 million, respectively, for the contractual coupon interest, $5.5 million and $4.5 million, respectively, related to the amortization of debt discount and $0.5 million and $0.3 million, respectively, related to the amortization of debt issuance costs.  In addition, unamortized debt issuance costs written off to interest expense related to debt conversions in the three months ended September 30, 2010 and 2009 amounted to approximately $0.3 million for each period.  The effective interest rate for the three months ended September 30, 2010 and 2009 was 6.5% and 8.4%, respectively.  The remaining debt discount and debt issuance costs are amortized through the stated maturity dates of the respective debt.

For the nine months ended September 30, 2010 and 2009, the Company recognized interest expense of $20.2 million and $18.0 million, respectively, related to convertible notes, comprised of $4.0 million and $2.4 million, respectively, for the contractual coupon interest, $15.0 million and $14.8 million, respectively, related to the amortization of debt discount and $1.2 million and $0.8 million, respectively, related to the amortization of debt issuance costs.  In addition, unamortized debt issuance costs written off to interest expense related to debt conversions for the nine months ended September 30, 2010 and 2009 amounted to $1.3 million and $0.6 million, respectively.  The effective interest rate for the nine months ended September 30, 2010 and 2009 was 6.9% and 8.3%, respectively.

In addition, if the Company’s convertible debt is redeemed or converted prior to maturity, a gain or loss on extinguishment is recognized.  The gain or loss is the difference between the fair value of the debt component immediately prior to extinguishment and its carrying value.  To estimate the fair value at each conversion date, the Company used an applicable LIBOR rate plus an applicable credit default spread based upon the Company’s credit rating at the respective conversion dates.  As a result of debt conversions during the three months ended September 30, 2010 and 2009, the Company recognized a loss of $3.2 million ($1.9 million after tax) and a loss of $0.4 million ($0.2 million after tax), respectively, in “Foreign currency transactions and other” in the Unaudited Consolidated Statements of Operations.  As a result of debt conversions during the nine months ended September 30, 2010 and 2009, the Company recognized a loss of $11.3 million ($6.8 million after tax) and a gain of $2.7 million ($1.6 million after tax), respectively, in “Foreign currency transactions and other” in the Unaudited Consolidated Statements of Operations.

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

The Company’s Board of Directors has also given the Company the general authorization to repurchase shares of its common stock to satisfy employee withholding tax obligations related to stock-based compensation.  The Company repurchased 84,002 shares and 163,557 shares at aggregate costs of $19.6 million and $14.2 million in the nine months ended September 30, 2010 and 2009, respectively, to satisfy employee withholding taxes related to stock-based compensation.

The Company may make additional repurchases of shares under its stock repurchase programs, depending on prevailing market conditions, alternate uses of capital and other factors.  Whether and when to initiate and/or complete any purchase of common stock and the amount of common stock purchased will be determined in the Company’s complete discretion.  The Company has a remaining authorization of $459.2 million to purchase its common stock.  As of September 30, 2010, there were approximately 7.4 million shares of the Company’s common stock held in treasury.

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

The Company recognizes income tax expense related to income generated outside of the United States based upon the applicable tax rates and tax laws of the foreign countries in which the income is generated.  During the three and nine months ended September 30, 2010 and 2009, the substantial majority of the Company’s foreign-sourced income has been generated in the Netherlands and the United Kingdom.  Income tax expense for the three and nine months ended September 30, 2010 differs from the expected tax expense at the U.S. statutory rate of 35%, primarily due to lower foreign tax rates, partially offset by state income taxes and certain non-deductible expenses.  Income tax expense for the three and nine months ended September 30, 2009 differs from the expected tax expense at the U.S. statutory rate of 35%, principally because it includes a benefit of $181.9 million resulting from the reversal of the remaining valuation allowance on the deferred tax assets related to net operating losses (“NOLs”) generated from the Company’s domestic operating losses, and to a lesser extent, lower foreign tax rates, partially offset by state income taxes and certain non-deductible expenses.

The Company has significant deferred tax assets, resulting principally from domestic NOLs.  At December 31, 2009, the Company had approximately $2.8 billion of NOLs for U.S. federal income tax purposes, comprised of $0.8 billion of NOLs generated from operating losses and approximately $2.0 billion of NOLs generated from equity-related transactions, including equity-based compensation and stock warrants, mainly expiring from December 31, 2019 to December 31, 2021.  The utilization of these NOLs is subject to limitation under Section 382 of the Internal Revenue Code and is also dependent on the Company’s ability to generate sufficient future taxable income.  Section 382 imposes limitations on the availability of a company’s net operating losses after a more than 50 percentage point ownership change occurs.  The Section 382 limitation is based upon certain conclusions pertaining to the dates of ownership changes and the value of the Company on the dates of the ownership changes.  As a result of a study, it was determined that ownership changes, as defined in Section 382, occurred in 2000 and 2002.  The amount of the Company’s net operating losses incurred prior to each ownership change is limited based on the value of the Company on the respective dates of ownership change.  As of December 31, 2009, it is estimated that the effect of Section 382 will generally limit the total cumulative amount of net operating loss available to offset future taxable income to approximately $1.4 billion, comprised of $0.8 billion of NOLs generated from operating losses which have been fully reflected in the Unaudited Consolidated Financial Statements and $0.6 billion of NOLs generated from equity-related transactions. In accordance with accounting guidance, tax benefits related to equity transactions will be recognized as a credit to additional paid-in capital if and when they are realized by reducing the Company’s current income tax liability.  Pursuant to Section 382, subsequent ownership changes could further limit this amount.

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of these deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized.  The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future income, the carryforward periods available for tax reporting purposes, and other relevant factors.  The deferred tax asset at September 30, 2010 and December 31, 2009 amounted to $232.1 million and $319.7 million, net of the valuation allowance recorded, respectively.

The Company has recorded a non-current deferred tax liability in the amount of $59.4 million and $43.8 million at September 30, 2010 and December 31, 2009, respectively, primarily related to the assignment of estimated fair value to certain purchased identifiable intangible assets associated with various acquisitions.

The Company does not have any significant uncertain tax positions as of September 30, 2010 and December 31, 2009.

11.                               REDEEMABLE NONCONTROLLING INTERESTS

On May 18, 2010, the Company, through its wholly-owned subsidiary, Priceline.com International Limited (“PIL”), paid $108.5 million, net of cash acquired, to purchase a controlling interest of the outstanding equity of TravelJigsaw Holdings Limited and its operating subsidiary, TravelJigsaw Limited, a Manchester, U.K.-based multinational car hire reservation service (collectively, “TravelJigsaw”).

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

A reconciliation of redeemable noncontrolling interests for the nine months ended September 30, 2010 is as follows (in thousands):

2010

Balance, December 31, 2009	$—
Fair value at acquisition (1)	29,520
Sale of subsidiary shares at fair value(2)	4,311
Net income attributable to noncontrolling interests	1,219
Fair value adjustment (3)	4,118
Currency translation adjustments	5,054
Balance, September 30, 2010	$44,222

(1)          The fair value was determined based on the price paid at acquisition.

(2)          The Company retained a controlling interest after the sale of the subsidiary shares.

(3)          The estimated fair value adjustment was based upon standard valuation techniques using discounted cash flow analysis and industry peer comparable analysis.

12.                               COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive income for the three months ended September 30, 2010 was $298.6 million comprised of net income applicable to common stockholders of $223.0 million and favorable currency translation adjustments of $75.8 million partially offset by unrealized losses on investments of $0.2 million,  For the comparable period in 2009, comprehensive income was $334.9 million comprised of $319.0 million of net income, favorable currency translation adjustments of $15.8 million, and unrealized gains on investments of $0.1 million.

Comprehensive income for the nine months ended September 30, 2010 was $375.8 million comprised of net income applicable to common stockholders of $391.8 million and an unrealized gain on marketable securities of $0.1 million, partially offset by unfavorable currency translation adjustments of $16.1 million.  For the comparable period in 2009, comprehensive income was $456.2 million, comprised of $411.0 million of net income and favorable currency translation adjustments of $45.3 million, partially offset by an unrealized loss on marketable securities of $0.1 million.

The table below provides the balances for each classification of accumulated other comprehensive loss as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009
Foreign currency translation adjustments (1)	$(19,359)	$(3,224)
Net unrealized gain on investment securities (2)	311	224
Accumulated other comprehensive loss	$(19,048)	$(3,000)

(1)          Includes net gains from fair value adjustments at September 30, 2010 and December 31, 2009 associated with net investment hedges of $11.2 million after tax ($18.7 million before tax) and $1.8 million after tax ($3.0 million before tax), respectively.  The remaining balance in currency translation adjustments excludes income taxes due to the Company’s practice and intention to reinvest the earnings of its foreign subsidiaries in those operations.

(2)          The unrealized gain before tax at September 30, 2010 was $0.5 million.

13.                               COMMITMENTS AND CONTINGENCIES

Litigation Related to Hotel Occupancy and Other Taxes

The Company and certain third-party defendants are currently involved in approximately fifty lawsuits brought by or against states, cities and counties over issues involving the payment of hotel occupancy and other taxes (i.e., state and local sales tax) and its “merchant” hotel business.  The Company is also involved in two consumer lawsuits relating to, among other things, the payment of hotel occupancy taxes and service fees.  In addition, over sixty municipalities or counties, and at least eight states, have initiated audit proceedings (including proceedings initiated by more than forty municipalities in California), issued proposed tax assessments or started inquiries relating to the payment of hotel occupancy and other taxes (i.e., state and local sales tax).  Additional state and local jurisdictions are likely to assert that the Company is subject to, among other things, hotel occupancy and other taxes (i.e., state and local sales tax) and could seek to collect such taxes, retroactively and/or prospectively.

With respect to the principal claims in these matters, the Company believes that the ordinances at issue do not apply to the service it provides, namely the facilitation of reservations, and, therefore, that the Company does not owe the taxes that are claimed to be owed.  Rather, the Company believes that the ordinances at issue generally impose hotel occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations.  In addition, in many of these matters, municipalities have typically asserted claims for “conversion” — essentially, that the Company has collected a tax and wrongfully “pocketed” those tax dollars — a claim that the Company believes is without basis and has vigorously contested.  The municipalities that are currently involved in litigation and other proceedings with the Company, and that may be involved in future proceedings, have asserted contrary positions and will likely continue to do so.

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

In many of the judicial and other proceedings initiated to date, municipalities seek not only historical taxes that are claimed to be owed on the Company’s gross profit, but also, among other things, interest, penalties, punitive damages and/or attorney fees and costs.  Any liability associated with hotel occupancy tax matters is not constrained to the Company’s liability for tax owed on its historical gross profit, but may also include, among other things, penalties, interest and attorneys’ fees.  To date, the majority of the taxing jurisdictions in which the Company facilitates the sale of hotel reservations have not asserted that taxes are due and payable on the Company’s U.S. “merchant” hotel business.  With respect to municipalities that have not initiated proceedings to date, it is possible that they will do so in the future or that they will seek to amend their tax statutes and seek to collect taxes from the Company only on a prospective basis.  As a result of this litigation and other attempts by jurisdictions to levy similar taxes, the Company has established a reserve for the potential resolution of issues related to hotel occupancy and other taxes in the amount of approximately $23 million as of September 30, 2010 (which includes, among other things, amounts related to the litigation in San Antonio).  The reserve is based on the Company’s reasonable estimate, and the ultimate resolution of these issues may be less or greater, potentially significantly, than the liabilities recorded.

From time to time, the Company has settled, and may in the future agree to settle, claims pending in these matters.  Since June 30, 2010, the Company has reached an agreement in principle with the respective plaintiffs resolving the claims for purported back taxes in Mayor & City Council of Baltimore v. priceline.com, Inc., et al., as well as three individual cases that had been previously consolidated for pretrial purposes, City of Charleston, South Carolina v. Hotel.com, et al.; Town of Mount Pleasant, South Carolina v. Hotels.com, et al.; and City of North Myrtle Beach, South Carolina v. Hotels.com, LP, et al.  Also, as part of each of the agreements in principle, plaintiffs have agreed to not assert claims based on the ordinance at issue in the respective action for a period of time, ranging from two to four years.  For the City of Baltimore, as discussed below, the agreement was finalized and dismissal followed shortly thereafter.  For the City of Charleston, Town of Mount Pleasant, and City of North Myrtle Beach cases, the agreement was finalized by October 25, 2010 and dismissal is expected shortly.  The settlement amounts in these cases are not material to the Company’s results of operations for the three months ended September 30, 2010.

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

•                  Pine Bluff Advertising and Promotion Commission, Jefferson County, Arkansas, et al. v. Hotels.com, LP, et al.

•                  County of Lawrence, Pennsylvania v. Hotels.com, L.P., et al.

A discussion of each of the legal proceedings listed above can be found in the section titled “Legal Proceedings” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, and in the section titled “Commitments and Contingencies” in each of the Company’s Quarterly Reports on Form 10-Q for the three months ended March 1, 2010 and for the three months ended June 30, 2010.

The following developments regarding such legal proceedings occurred during or after the three months ended September 30, 2010:

City of Rome, Georgia, et al., v. Hotels.com, L.P., et al.:  The parties were unable to resolve the case in mediation.  The Company expects plaintiffs to seek class certification and move forward with the litigation.

City of Gallup, New Mexico v. Hotels.com, L.P., et al.:  On March 1, 2010, the court denied plaintiffs’ motion for partial summary judgment.  Plaintiffs moved for reconsideration on March 9, 2010 and that motion was denied on October 7, 2010.

The City of Goodlettsville, Tennessee, et al. v. priceline.com Incorporated, et al.:  The court granted plaintiff’s motion for class certification on April 20, 2010.  Notice of the pendency of the class action was sent to class members in June 2010.  The opt out period expired July 23, 2010, and the only city to opt out of the class was South Fulton.  The parties are currently conducting discovery.

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

The parties to the lawsuit signed a settlement agreement resolving the claims asserted by the remaining class members in the action.  As part of the agreement, the remaining class members have agreed to not assert claims based on the tourist development tax ordinances at issue in the action for a period of three years.  On September 3, 2010, the court entered an order preliminarily approving the class settlement agreement and establishing deadlines for, among other things, class members to object to the terms of the settlement or request exclusion from the class.  One additional county, Gilchrist, opted out of the class because it had no alleged tax amounts at issue.  A fairness hearing is currently scheduled for January 6, 2011.

County of Genesee, Michigan, et al. v. Hotels.com L.P. et al.:     Defendants filed a notice of plaintiffs’ failure to timely file a motion for class certification on May 14, 2010.  Plaintiffs have elected not to pursue class certification.  On September 10, 2010, plaintiffs filed a motion for partial summary disposition.  The parties are currently conducting discovery.

Pine Bluff Advertising and Promotion Commission, Jefferson County, Arkansas, et al. v. Hotels.com, LP, et al.:  Defendants filed a motion to dismiss the complaint for failure to exhaust administrative remedies.  The court held a hearing on the motion to dismiss on August 27, 2010.  The parties are awaiting a decision on the motion.

County of Lawrence, Pennsylvania v. Hotels.com, L.P., et al.:  Defendants filed preliminary objections to the complaint on March 9, 2010.  The plaintiff then filed an amended complaint on March 26, 2010 and Defendants moved to dismiss on April 15, 2010.  After full briefing and oral argument, on October 25, 2010 the Court dismissed the action on the grounds that plaintiff failed to exhaust administrative remedies.

The Company intends to defend vigorously against the claims in all of the proceedings described above.

Actions Filed on Behalf of Individual States, Cities and Counties

Several states, cities, counties, municipalities and other political subdivisions across the country have filed actions relating to the collection of hotel occupancy taxes against the Company and other defendants, including, but not in all cases, Lowestfare.com LLC and Travelweb LLC, both of which are the Company’s subsidiaries, and Hotels.com, L.P.; Hotels.com GP, LLC; Hotwire, Inc.; Cheaptickets, Inc.; Cendant Travel Distribution Services Group, Inc.; Expedia, Inc.; Internetwork Publishing Corp. (d/b/a Lodging.com); Maupintour Holding LLC; Orbitz, Inc.; Orbitz, LLC; Site59.com, LLC; Travelocity.com, Inc.; Travelocity.com LP; and Travelnow.com, Inc.  In each, the complaint alleges, among other things, that each of these defendants violated each jurisdiction’s respective hotel occupancy tax ordinance with respect to the charges and remittance of amounts to cover taxes under each ordinance.  Each complaint typically seeks compensatory damages, disgorgement, penalties available by law, attorneys’ fees and other relief.  Such actions include:

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

•                  County Commissioners of Worcester, Maryland v. Priceline.com Inc., et al.

•                  City of Bowling Green, Kentucky v. Hotels.com L.P., et al.

•                  St. Louis County, Missouri v. Prestige Travel, Inc. et al.

•                  Village of Rosemont, Illinois v. Priceline.com, Inc., et al.

•                  Anne Gannon, in her capacity as Palm Beach County Tax Collector, on behalf of Palm Beach County v. Hotel.com LP, et al.

•                  Brevard County, Florida v. Priceline.com, Inc., et al.

•                  Leon County, Florida, et al. v. Expedia, Inc., et al. (2 separate proceedings).

•                  City of Birmingham, Alabama, et al. v. Orbitz, Inc., et al.

•                  Town of Hilton Head Island, South Carolina v. Hotels.com, L.P., et al.

•                  City of Santa Monica v. Hotels.com, LP, et al.

•                  Baltimore County, Maryland v. Priceline.com, Inc., et al.

•                  Hamilton County, Ohio, et al. v. Hotels.com, L.P., et al.

A discussion of each of the legal proceedings listed above can be found in the section titled “Legal Proceedings” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, and in the section titled “Commitments and Contingencies” in each of the Company’s Quarterly Reports on Form 10-Q for the three months ended March 1, 2010 and for the three months ended June 30, 2010.  In addition to the matters listed above, on August 23, 2010, Hamilton County, Ohio, Cuyahoga County, Ohio, and Erie County, Ohio commenced the action Hamilton County, Ohio, et al. v. Hotels.com, L.P., et al., naming priceline.com, Inc., Travelweb, LLC, and Lowestfare.com, Inc. as defendants.  Also, the State of Oklahoma has filed the lawsuit State of Oklahoma v. Priceline.com, Inc. et al., against the Company, Travelweb LLC and other online travel companies alleging that the Company and other defendants have failed to appropriately pay state taxes.

The following developments regarding such legal proceedings occurred during or after the three months ended September 30, 2010:

City of Findlay, Ohio v. Hotels.com, L.P., et al. and City of Columbus, et al. v. Hotels.com, L.P., et al.:  Defendants filed a motion for summary judgment on May 10, 2010.  On June 14, 2010, Plaintiffs filed a response to the motion for summary judgment, a cross motion for summary judgment and a motion to certify questions of law to the Ohio Supreme Court.  Defendants opposed the motion to certify on July 1, 2010.  On July 12, 2010, defendants filed a reply in support of their motion for summary judgment and in opposition to plaintiffs’ motion for summary judgment.  The motions have not yet been decided.

City of San Diego, California v. Hotels.com L.P., et al.:  On May 28, 2010, the administrative hearing officer appointed by the City issued a ruling holding the Company and other online travel companies liable for transient occupancy tax.  Specifically, the hearing officer’s decision held the Company liable for a total of $2.1 million in transient occupancy taxes and penalties.  The hearing officer rejected the City’s attempt to impose interest and certain penalties.  On August 4, 2010, the Company and the other online travel company defendants filed their Verified Petition and Cross-Complaint challenging Hearing Officer’s Ruling in the Los Angeles Superior Court.  The City has stated that it intends to file an amended complaint.

City of Atlanta, Georgia v. Hotels.com L.P., et al.:  Defendants filed a motion for summary judgment and plaintiff filed a motion for summary judgment and for a preliminary injunction on March 1, 2010.  On July 22, 2010, the court granted in part each motion.  The court granted defendants’ motion for summary judgment dismissing plaintiff’s claim for declaratory judgment, expressly finding that defendants are not innkeepers or operators under the ordinance and statute at issue.  At the same time, the court found that under the “merchant” model, defendants have undertaken an obligation to collect these taxes and granted plaintiff’s request for an injunction, prospectively enjoining defendants to collect and remit occupancy tax to the City of Atlanta.  In addition, the court held that the amount on which defendants must collect and remit such taxes is the rate charged to customers, which includes not only the amount paid to hotels for occupancy, but also defendants’ respective margins, i.e., compensation for reservation facilitation services.  The court denied plaintiff’s claims for unjust enrichment, money had and received, constructive trust, and for an equitable accounting.  The court also denied defendants’ constitutional claims.  The Company intends to comply with the judge’s order.  The City and the other defendants are appealing the court’s decision.

City of Charleston, South Carolina v. Hotel.com, et al., Town of Mount Pleasant, South Carolina v. Hotels.com, et al., City of North Myrtle Beach, South Carolina v. Hotels.com, LP, et al.:  The Company and other online travel company defendants reached principle settlement agreement with each plaintiff in these consolidated cases resolving their claims.  As part of the agreement, the respective plaintiff in each case has agreed to not assert claims based on the ordinances at issue in the action for a period of two years.   Dismissal of the action is expected shortly.

City of Houston, Texas v. Hotels.com, LP., et al.:  On November 23, 2009, defendants moved for summary judgment on all of plaintiffs’ claims.  The court granted the motion in its entirety and dismissed the action with prejudice on January 19, 2010.  The court denied plaintiffs’ motion for a new trial on March 29, 2010.  Plaintiffs filed a notice of appeal on April 14, 2010, and the matter is now pending before the Fourteenth Circuit Court of Appeals, Houston.  The parties completed briefing submissions on October 21, 2010 and are awaiting an argument date.

City of Baltimore, Maryland v. Priceline.com, Inc., et al.:  The Company and the City signed a final agreement resolving the claims for purported back taxes.  As part of the agreement, the City of Baltimore agreed not to assert claims based on the ordinance at issue in the action for a period of four years.  On October 1, 2010, the Court issued an order of dismissal, which included a stipulation of dismissal with prejudice.

County Commissioners of Worcester, Maryland v. Priceline.com, Inc., et al.:  The parties signed a final agreement resolving the claims for purported back taxes.  As part of the agreement, the County of Worcester agreed to not assert claims based on the ordinance at issue in the action for a period of four years.  On June 25, 2010, the Court issued an Order of Dismissal Due To Settlement.  A Stipulation of Dismissal, with prejudice, was filed on July 26, 2010.

City of Bowling Green, Kentucky v. Hotels.com LP et al.:  The court granted defendants motion to dismiss the complaint on April 8, 2010.  Plaintiff filed a notice of appeal on April 30, 2010.  Briefing on the appeal is currently ongoing.

St. Louis County, Missouri v. Prestige Travel, Inc. et al.:  On July 12, 2010, the court denied defendants’ motion to dismiss.  The defendants filed a motion for reconsideration based primarily on a recent clarification of the current statutory scheme by the Missouri legislative and executive branches.  The court granted the motion for consideration and dismissed the case with prejudice on September 8, 2010.  On September 27, 2010, the plaintiff appealed the court’s order dismissing the case.

Brevard County, Florida v. Priceline.com Inc., et al.: The parties reached an agreement in principle to resolve the matter at mediation on October 29, 2010 and are currently finalizing the agreement.  As part of the agreement in principle, plaintiff has agreed to not assert claims based on the ordinance at issue in the action for three years.

Leon County, Florida, et al. v. Expedia, Inc., et al.:  Defendants filed a motion to dismiss the complaint on January 19, 2010.  On February 9, 2010, Plaintiffs amended their complaint and filed a one count declaratory action.  Defendants filed answers and affirmative defenses to that amended complaint on March 17, 2010.  Plaintiffs filed a second amended complaint on April 6, 2010, which defendants answered on May 3, 2010.  On July 15, 2010 the plaintiffs filed with the court an unopposed motion to add five more counties as plaintiffs to the action.  The plaintiffs in this matter now consist of 17 Florida counties, including Leon County, Florida, and certain individual tax collectors for some of the counties.  The parties are currently conducting discovery.

Leon County, Florida v. Expedia, Inc. et al.:  Plaintiff filed an amended complaint on March 9, 2010 and defendants filed a motion to dismiss the amended complaint on March 24, 2010.  The Court denied defendants’ motion to dismiss on September 1, 2010.  Defendants filed an answer to the complaint on September 21, 2010.

City of Birmingham, Alabama, et al. v. Orbitz, Inc., et al.:  Defendants moved to dismiss the complaint on February 19, 2010.  The court denied the motion on April 1, 2010.  The court ordered expedited and limited discovery, with a discovery deadline of May 28, 2010.  Defendants moved for summary judgment on July 19, 2010. A hearing is currently scheduled for February 4, 2011.

Baltimore County v. Priceline.com et al:  On August 20, the Company filed a motion to dismiss the Complaint for failure to state a claim of action.  Briefing on the matter was completed on October 29, 2010.

City of Santa Monica, California v. Expedia, Inc., et al.:  On June 25, 2010, the City of Santa Monica, California filed a complaint in the Superior Court of the State of California, County of Los Angeles—West District.  At a hearing conducted on August 31, 2010, the Court granted the online travel company defendants’ motion to coordinate the Santa Monica action with other similar actions already pending in the Los Angeles Superior Court.  On October 8, 2010, the defendants moved to dismiss the City’s complaint.  On October 18, 2010, the City filed a motion to strike the motion because Defendants did not “pay first” the asserted tax liability prior to moving to dismiss.  Briefing is currently ongoing, and a hearing on the motion to strike is set for November 17, 2010.

In addition, the following new actions were filed during or after the three months ended September 30, 2010:

Hamilton County, Ohio, et al. v. Hotels.com, L.P., et al.:  On August 23, 2010, Hamilton County, Ohio, Cuyahoga County, Ohio and Erie County, Ohio filed a complaint in the Hamilton County Court of Common Pleas.  In addition to a claim that defendants have violated the local accommodations tax ordinances, the complaint asserts claims for unjust enrichment, money had and received, conversion, constructive trust, breach of contract, and declaratory judgment.  Defendants removed the action to federal court (Southern District of Ohio) on the basis of diversity jurisdiction.  The defendants filed on October 29, 2010, a motion to transfer venue to the Northern District of Ohio.  After the court rules on the motion to transfer venue, the defendants will respond to the complaint.

State of Oklahoma v. Priceline.com, Inc. et al.: On November 2, 2010, the State of Oklahoma filed a lawsuit in the District Court of Oklahoma County, Oklahoma, against the Company, Travelweb LLC, Lowestfare.com, Inc. and other online travel companies, alleging that the defendants failed to properly remit taxes to the state of Oklahoma under the Oklahoma Sales Tax Code.  The Complaint asserts claims for declaratory and injunctive relief, damages, penalties and interest.

State of Florida v. Expedia, Inc., et al.:  On November 1, 2010, the Office of the Attorney General of the State of Florida added the Company as a defendant in this action, originally filed in 2009 against other online travel companies.  The complaint asserts one claim, a violation of the state Deceptive and Unfair Trade Practices Act, insofar as the company does not collect and remit the state transient rentals tax.

The Company intends to defend vigorously against the claims in all of the proceedings described above.

Judicial Actions Relating to Assessments Issued by Individual Cities and Counties

Five judicial actions relating to assessments issued by individual cities and counties were pending during the three months ended September 30, 2010.

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

•                  Priceline.com Inc., et al. v. City of San Francisco, California, et al.

•                  Priceline.com, Inc. v. Miami-Dade County, Florida, et al.

A discussion of each of the legal proceedings listed above can be found in the section titled “Legal Proceedings” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, and in the section titled “Commitments and Contingencies” in each of the Company’s Quarterly Reports on Form 10-Q for the three months ended March 1, 2010 and for the three months ended June 30, 2010.

The following developments regarding such legal proceedings occurred during or after the three months ended September 30, 2010:

Priceline.com Inc. et al. v. City of Anaheim, California, et al.:  On February 1, 2010, the court granted the online travel companies’ motion for judgment to set aside the hearing officer’s determination and denied the City’s competing application to dismiss the complaint.  On April 7, 2010, the Court denied the City’s motion for reconsideration of the February 1, 2010 order, but granted the City leave to amend its complaint.  On August 30, 2010, the Court granted the online travel companies’ motion to dismiss the City’s amended complaint, and denied the online travel companies’ motion for judgment on the pleadings with respect to their claim for declaratory relief.  The parties are completing administrative tasks, and the Company anticipates the Court will enter final judgment in favor of the online travel companies within the next few months.

Priceline.com Inc., et al. v. City of San Francisco, California, et al.:  The Company, together with other online travel companies filed a Consolidated/Amended Complaint on May 14, 2010.  On June 18, 2010, the City and County filed a cross-complaint against the online travel company parties, asserting claims for the transient occupancy tax as well as claims for injunctive relief, conversion, constructive trust, breach of fiduciary duty, fraudulent concealment, money had and received, and other claims under the Municipal Code.  The online travel companies answered the Cross-Complaint on July 23, 2010.  The parties are presently conducting discovery.

Priceline.com, Inc. v. Miami-Dade County, Florida, et al.:  The Company filed a motion to dismiss Miami-Dade’s counterclaims and a motion to strike Miami-Dade’s affirmative defenses on February 26, 2010.   In late May, 2010, Miami-Dade County declined to opt-out of the Monroe County class action (discussed above) and on June 2, 2010, the court entered an order staying this action pending a final determination of the Monroe County action.  Under the proposed settlement in Monroe County, claims asserted by Miami-Dade County under the tourist development tax will be resolved and dismissed in this action.  However, the proposed settlement in Monroe County would not resolve claims relating to the convention development tax.

Priceline.com, Inc. v. Broward County, Florida:  Plaintiff filed amended counterclaims.  Defendants filed a motion to dismiss the amended counterclaims.  A hearing on defendants’ motion to dismiss plaintiff’s amended counterclaims is set for January 10, 2011.

The Company intends to prosecute vigorously its claims in these actions.

Consumer Class Actions

Two purported class actions brought by consumers against the Company were pending during the three months ended September 30, 2010.

•                  Marshall, et al. v. priceline.com, Inc.

•                  Chiste, et al. v. priceline.com Inc., et al.

A discussion of each of the legal proceedings listed above can be found in the section titled “Legal Proceedings” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The following developments regarding such legal proceedings occurred during or after the three months ended September 30, 2010:

Marshall, et al. v. priceline.com, Inc.:  The court granted the Company’s motion for summary judgment, and denied plaintiff’s competing motion for summary judgment, on March 8, 2010. On October 14, 2010, the Delaware Supreme Court affirmed the judgment of the lower court on the basis of and for the reasons set forth in the March 8, 2010 decision.

Chiste, et al. v. priceline.com Inc., et al.: The parties appeared for a status conference on October 26, 2010.  At the conference, the Court indicated that a decision on the pending motion to dismiss would be issued shortly.

The Company intends to defend vigorously against the claims in all of the proceedings described above.

Administrative Proceedings and Other Possible Actions

At various times, the Company has also received inquiries or proposed tax assessments from municipalities and other taxing jurisdictions relating to its charges and remittance of amounts to cover state and local hotel occupancy and other related taxes.  Among others, the City of Philadelphia, Pennsylvania, the City of Phoenix, Arizona (on behalf of itself and 12 other Arizona cities), the City of St. Louis, Missouri, and the City of Denver, Colorado, the County of Osceola and state tax officials from Florida, Louisiana, Montana, New Mexico, Pennsylvania, Texas, West Virginia, Wisconsin, and Wyoming have begun formal or informal administrative procedures or stated that they may assert claims against the Company relating to allegedly unpaid state or local hotel occupancy or related taxes.  Since late 2008, the Company has received audit notices from more than forty cities in the state of California.  The Company is engaged in audit proceedings in each of those cities.  The Company has also been contacted for audit by five counties in the state of Utah.  The Company received notices of assessment from Osceola County, Florida dated August 27, 2010.

Litigation Related to Securities Matters

On March 16, March 26, April 27, and June 5, 2001, respectively, four putative class action complaints were filed in the U.S. District Court for the Southern District of New York naming priceline.com, Inc., Richard S. Braddock, Jay Walker, Paul Francis, Morgan Stanley Dean Witter & Co., Merrill Lynch, Pierce, Fenner & Smith, Inc., BancBoston Robertson Stephens, Inc. and Salomon Smith Barney, Inc. as defendants (01 Civ. 2261, 01 Civ. 2576, 01 Civ. 3590 and 01 Civ. 4956).  Shives et al. v. Bank of America Securities LLC et al., 01 Civ. 4956, also names other defendants and states claims unrelated to the Company.  The complaints allege, among other things, that the Company and the individual defendants violated the federal securities laws by issuing and selling priceline.com common stock in its March 1999 initial public offering without disclosing to investors that some of the underwriters in the offering, including the lead underwriters, had allegedly solicited and received excessive and undisclosed commissions from certain investors.  After extensive negotiations, the parties reached a comprehensive settlement on or about March 30, 2009.  On April 2, 2009, plaintiffs filed a Notice of Motion for Preliminary Approval of Settlement.  On June 9, 2009, the court granted the motion and scheduled the hearing for final approval for September 10, 2009.  The settlement, previously approved by a special committee of the Company’s Board of Directors, compromised the claims against the Company for approximately $0.3 million. The court issued an order granting final approval of the settlement on October 5, 2009.  Notices of appeal of the Court’s order have been filed with the Second Circuit.  All but one of the appeals has been resolved.  The remaining appeal is still pending.

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

Contingent Purchase Price

In connection with our acquisition of Agoda in 2007, contingent consideration of up to $141.6 million is payable in 2011 if Agoda achieves specified “gross bookings” and earnings targets for the period of January 1, 2008 through December

31, 2010.  Based upon our current estimates, we anticipate a payment for contingent consideration of approximately $50 million to $70 million.

OFT Inquiry

In September 2010, the United Kingdom’s Office of Fair Trading (“OFT”), the competition authority in the U.K., announced it was conducting a formal early stage investigation into suspected breaches of competition law in the hotel online booking sector and had written to a number of parties in the industry to request information.  Specifically, the investigation focuses upon whether there are agreements or concerted practices between hotels and online travel companies and/or hotel room reservation “wholesalers” relating to the fixed or minimum resale prices of hotel room reservations.  In September 2010, Booking.com B.V. and priceline.com Incorporated, on behalf of Booking.com, received a Notice of Inquiry from the OFT; the Company and Booking.com are cooperating with the OFT’s investigation.  The Company is unable at this time to predict the outcome of the OFT’s investigation and the impact, if any, on the Company’s business and results of operations.

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

Overview

General.  We are a leading online travel company that offers our customers a broad range of travel services, including hotel rooms, car rentals, airline tickets, vacation packages, cruises and destination services. Internationally, we offer our customers hotel room reservations in 100 countries and 38 languages.  In May 2010, we acquired TravelJigsaw, a rental car reservation service based in the U.K. that operates primarily under the Car Hire 3000 brand.  In the United States, we offer our customers a unique choice: the ability to purchase travel services in a traditional, price-disclosed manner or the opportunity to use our unique Name Your Own Price® service, which allows our customers to make offers for travel services at discounted prices.

We launched our business in the United States in 1998 under the priceline.com brand and have since expanded our operations to include, among others, the international brands Booking.com, Agoda and TravelJigsaw.  Our principal goal is to be the leading worldwide online hotel reservation service.  Our business is driven primarily by international results.  During the nine months ended September 30, 2010, our international business — the significant majority of which is currently generated by Booking.com — represented approximately 69% of our gross bookings (an operating and statistical metric referring to the total dollar value, generally inclusive of all taxes and fees, of all travel services purchased by our customers), and approximately 82% of our consolidated operating income.  Given that the business of our international operations is primarily comprised of hotel reservation services, commissions earned in connection with the reservation of hotel room nights represents a substantial majority of our gross profit.

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

•                  Transaction gross profit and customer processing fees from our Name Your Own Price® hotel room, rental car and airline ticket services, as well as our vacation packages service; and

•                  Transaction gross profit and customer processing fees from our price-disclosed merchant hotel room service and our price-disclosed merchant rental car service;

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

Over the last several years we have experienced strong growth in the number of hotel room nights booked through our hotel reservation services.  However, given the sheer size of our hotel reservation business, we believe it is highly likely that our year-over-year room night growth rates will generally decelerate on a quarterly sequential basis.  For example, in the first quarter of 2010, we experienced a mild deceleration in year-over-year hotel room night reservation growth as compared to the year-over-year growth rate in the fourth quarter of 2009.  The unit growth rate decelerated further in the second quarter of 2010 due in part to (1)  travel disruptions caused by the April 2010 eruption of a volcano in Iceland, (2) general uncertainty about the European economy and (3) substantial increases in airfares, which can negatively impact overall travel demand.  In the third quarter of 2010, our year-over-year hotel room night reservation growth accelerated as the volcanic activity subsided, macroeconomic concerns in Europe abated and airfare increases moderated.  Additionally, an increasing amount of our business from a destination and point-of-sale perspective is conducted in markets that we have entered more recently and are growing faster than our overall growth rate, such as Asia-Pacific and South America.  Ongoing efforts to improve the experience for customers on our web site and to add hotel supply also contributed to the strong performance in the third quarter of 2010.  As our business grows in size, it becomes increasingly more difficult to maintain high growth rates and, therefore, we believe that our year-on-year room night growth rates will generally decelerate on a sequential basis in future periods.

Large, established Internet search engines with substantial resources and expertise in developing online commerce and facilitating Internet traffic are creating — and intend to further create — inroads into online travel, both in the U.S. and internationally.  For example, Google recently announced that it has entered into an agreement to acquire ITA Software, Inc., a major flight information software company, which could allow Google to pursue the creation of new flight search tools which will enable users to find flight information on the Internet without using a service like ours.  Google has also invested in HomeAway, a vacation home rental service.  In addition, Google has launched a travel “meta-search” site to show searchers specific hotels and rates in addition to text advertisements, and Microsoft has launched Bing Travel, a “meta-search” site, which searches for airfare and hotel reservations online and predicts the best time to purchase them.  “Meta-search” sites leverage their search technology to aggregate travel search results for the searcher’s specific itinerary across supplier, travel agent and other websites and, in many instances, compete directly with us for customers.  These initiatives, among others, illustrate Google’s and Bing’s clear intention to more directly appeal to travel consumers by showing consumers more detailed travel search results, including specific information for travelers’ own itineraries, which could lead to suppliers or others gaining a larger share of Google’s or Bing’s traffic or may ultimately lead to search engines maintaining transactions within their own websites.  If Google, as the single largest search engine in the world, or Bing, or other leading search engines refer significant traffic to these or other travel services that they develop in the future, it could result in, among other things, more competition from supplier websites and higher customer acquisition costs for third-party sites such as ours and could have a material adverse effect on our business, results of operations and financial condition.

International Trends.  The size of the travel market outside of the United States is substantially greater than that within the United States.  Historically, Internet adoption rates and e-commerce adoption rates of international consumers have trailed those of the United States.  However, international consumers are rapidly moving to online means for purchasing travel.  Accordingly, recent international online travel growth rates have substantially exceeded, and are expected to continue to exceed, the growth rates within the United States.  In addition, the base of hotel suppliers in Europe and Asia is particularly fragmented compared to that in the United States, where the hotel market is dominated by large hotel chains.  We believe online reservation systems like ours may be more appealing to small chains and independent hotels more commonly found outside of the United States.  We believe these trends and factors have enabled us to become the top online hotel service provider in the world.

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

Another impact of the growing importance of Booking.com, Agoda and TravelJigsaw is our increased exposure to foreign currency exchange risk.  Because we are conducting a significant and growing portion of our business outside the United States and are reporting our results in U.S. Dollars, we face exposure to adverse movements in currency exchange rates as the financial results of our international operations are translated from local currency (principally the Euro and the British Pound Sterling) into U.S. Dollars upon consolidation.  Our international operations contributed approximately $531.0 million and $1.1 billion to our revenues for the three and nine months ended September 30, 2010, respectively, which compares to $316.9 million and $629.1 million for the three and nine months ended September 30, 2009, respectively (year-over-year growth of approximately 68% and 70%, respectively).  Revenue attributable to our international operations increased on a local currency basis by approximately 80% and 77% in the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009.  In the first quarter of 2010, the U.S. Dollar was weaker against the Euro and the British Pound Sterling, relative to the first quarter of 2009, which benefitted the growth rates of our Euro and British Pound Sterling denominated gross bookings, gross profit and net income as expressed in U.S. Dollars.  In the second and third quarters of 2010 and through October 2010, the U.S. Dollar was stronger against the Euro and British Pound Sterling relative to the same periods in 2009, which negatively impacts such growth rates.

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

In March 2009, Travelocity launched an opaque price-disclosed hotel booking service that allows customers to book rooms at a discount because, similar to our Name Your Own Price® hotel booking service, the name of the hotel is not disclosed until after purchase.  At this point, the number of hotels available through Travelocity’s opaque hotel service is limited.  However, Travelocity has experience with offering opaque price-disclosed hotel room reservations in Europe through its site, lastminute.com, and it is likely that it will use such experience to grow the number of opaque hotel room reservations it makes available.  Additionally, Expedia recently began making opaque hotel rooms available on its principal website under the name “Expedia Unpublished.”  Expedia has access to a large, established base of opaque-participating hotels through its subsidiary, Hotwire.  If Expedia or Travelocity are successful in growing their opaque hotel service, our share of the discount hotel market in the U.S. could decrease.  In addition, we would have to compete with Expedia and Travelocity for access to hotel room supply and there is no guarantee that we would be able to maintain successfully our current level of opaque hotel supply.  If Expedia’s or Travelocity’s opaque hotel service is successful, they may try to offer opaque airline tickets and/or rental cars, each of which would expose us to similar competitive risks as the opaque hotel service.

While demand for online travel services continues to experience annualized growth, we believe that the domestic market share of third-party distributors, like priceline.com, has declined over the last several years and that the growth of the domestic online market for travel services has slowed.  We believe the decline in market share is attributable, in part, to (1) a concerted initiative by travel suppliers to direct customers to their own websites in an effort to reduce distribution expenses and establish more direct control over their pricing, and (2) a price advantage in that the suppliers generally do not charge a processing fee.  However, with the recent elimination and reduction of processing and other fees by all of the major online travel companies, we believe that the domestic market share of third party distributors stabilized and potentially increased during 2009 and the first nine months of 2010.

Domestic airlines have recently reduced capacity and increased fares.  In addition, the threat of carrier bankruptcies and the emerging prospect of industry consolidation, as evidenced by the recent mergers of United Air Lines with Continental Airlines and Delta Air Lines with Northwest Airlines, as well as the recently announced future acquisition of AirTran by Southwest Airlines, could lead to additional decreases in capacity and further reduce the amount of airline tickets available to us.  Significant increases in average airfares thus far in 2010 may adversely impact travel demand.  Reduced airline capacity and demand negatively impact our priceline.com air business, which in turn has negative repercussions on our priceline.com hotel and rental car businesses.  Recent decreases in rental car fleets have led to decreases in rental car availability, which has negatively impacted our Name Your Own Price® rental car service.  In addition, Avis is currently in discussions to acquire the Dollar-Thrifty Automotive Group.  The merger or acquisition of the Dollar-Thrifty Automotive Group by Avis or another rental car company could result in a decrease of rental car inventory available to our rental car service.  In January 2010, Toyota recalled over 8 million vehicles due to faulty accelerator pedals, leading to further strain on rental car companies’ fleets and increased retail rental car rates.  As a result of these challenges, we experienced a decline in Name Your Own Price® airline tickets and rental car days during the nine months ended September 30, 2010 compared to the same period in 2009.  Nevertheless, we continue to believe that the market for domestic online travel services is an attractive market with continued opportunity for growth.

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

For example, in early 2010, civil unrest in Thailand, a key market for our Agoda business and the Asian business of Booking.com, negatively impacted booking volumes in this market at the time.  In addition, clashes involving Thai security forces, anti-government demonstrators and groups supporting the government resulted in violence in various locations in Bangkok, causing the temporary relocation of Agoda’s Thailand-based operations.  Thailand has experienced disruptive civil unrest in prior years as well and continued or future civil or political unrest could further disrupt Agoda’s Thailand-based business and operations.

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

Results of Operations

Three and Nine Months Ended September 30, 2010 compared to the Three and Nine Months Ended September 30, 2009

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

Gross bookings resulting from hotel room night reservations, rental car days and airline tickets sold through our domestic and international operations for the three and nine months ended September 30, 2010 and 2009 were as follows (numbers may not total due to rounding):

	Three Months Ended September 30, (in millions)			Nine Months Ended September 30, (in millions)
	2010	2009	Change	2010	2009	Change

Domestic	$1,121	$999	12.2%	$3,264	$2,814	16.0%
International	2,885	1,724	67.3%	7,116	4,231	68.2%
Total	$4,006	$2,723	47.1%	$10,381	$7,046	47.3%

Gross bookings increased by 47.1% and 47.3% for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009, principally due to 54.1% and 52.8% growth in hotel room night reservations, respectively.  The 67.3% increase in international gross bookings was primarily attributable to growth in international hotel room night reservations for Booking.com and Agoda (growth on a local currency basis was approximately 78%).  International gross bookings for the three and nine months ended September 30, 2010 also includes $86 million and $130 million, respectively, of TravelJigsaw gross bookings since its acquisition in May 2010.  Domestic gross bookings increased by 12.2% the three months ended September 30, 2010, compared to the same period in 2009, primarily due to growth in price-disclosed hotel and Name Your Own Price® hotel and rental car gross bookings.  Domestic gross bookings increased 16.0% for the nine months ended September 30, 2010, compared to the same period in 2009, primarily due to increases in price-disclosed and Name Your Own Price® hotel room night reservations and increases in average airline fares, partially offset by a decline in Name Your Own Price® rental car days, and price-disclosed rental car days.

Gross bookings resulting from hotel room night reservations, rental car days and airline tickets sold through our agency and merchant models for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30, (in millions)			Nine Months Ended September 30, (in millions)
	2010	2009	Change	2010	2009	Change

Agency	$3,168	$2,131	48.7%	$8,225	$5,425	51.6%
Merchant	838	592	41.4%	2,156	1,620	33.1%
Total	$4,006	$2,723	47.1%	$10,381	$7,046	47.3%

Agency gross bookings increased 48.7% and 51.6% for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009, due to growth in the sale of Booking.com hotel room night reservations and an increase in average airline fares.  Merchant gross bookings increased 41.4% and 33.1% for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009, due to the inclusion of gross bookings from TravelJigsaw, which was acquired in May 2010 and increases in the sale of Agoda merchant price-disclosed hotel room night reservations, Name Your Own Price® and priceline.com merchant price-disclosed hotel room night reservations, and for the three months ended September 30, 2010, an increase in Name Your Own Price® rental car days.

	Hotel Room Nights	Rental Car Days	Airline Tickets

Three Months ended September 30, 2010	27.5 million	5.1 million	1.5 million
Three Months ended September 30, 2009	17.9 million	2.6 million	1.5 million
Nine Months ended September 30, 2010	70.8 million	12.4 million	4.6 million
Nine Months ended September 30, 2009	46.3 million	8.9 million	4.6 million

Hotel room night reservations increased by 54.1% and 52.8% for the three and nine months ended September 30, 2010, respectively, over the same periods in 2009, due primarily to an increase in the sale of Booking.com agency room night reservations, as well as an increase in the sale of Agoda price-disclosed room night reservations, priceline.com price-disclosed room night reservations and Name Your Own Price® room night reservations.

Rental car days sold increased by 97.3% and 40.0% for the three and nine months ended September 30, 2010, respectively, over the same periods in 2009, due primarily to the inclusion of rental car days sold by TravelJigsaw, which we acquired in May 2010, and for the three months ended September 30, 2010, due to an increase in Name Your Own Price® rental car days.

Airline tickets sold decreased by 4.6% for the three months ended September 30, 2010, compared to the same period in 2009, due to a decline in the sale of both price-disclosed and Name Your Own Price® airline tickets.  Airline tickets sold were flat for the nine months ended September 30, 2010, compared to the same period in 2009, as a decline in Name Your Own Price® airline tickets was partially offset by a slight increase in price-disclosed airline tickets.

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

•                  Other revenues are derived primarily from advertising on our websites.

	Three Months Ended September 30,			Nine Months Ended September 30,
	($000)%			($000)%
	2010	2009	Change	2010	2009	Change
Merchant Revenues	$494,473	$400,314	23.5%	$1,309,407	$1,130,169	15.9%
Agency Revenues	504,010	323,188	55.9%	1,034,765	647,899	59.7%
Other Revenues	3,274	7,158	(54.3)%	9,419	18,391	(48.8)%
Total Revenues	$1,001,757	$730,660	37.1%	$2,353,591	$1,796,459	31.0%

Merchant Revenues

Merchant revenues for the three and nine months ended September 30, 2010 increased 23.5% and 15.9%, respectively, compared to the same periods in 2009, primarily due to an increase in the sale of Name Your Own Price® hotel room night reservations, the inclusion of TravelJigsaw since its acquisition in May 2010, and Agoda and priceline.com merchant price-disclosed hotel room night reservations.  Name Your Own Price® rental car days increased during the three months ended September 30, 2010, but decreased slightly during the nine months ended September 30, 2010, as compared to the same respective periods in 2009.

Agency Revenues

Agency revenues for the three and nine months ended September, 2010 increased 55.9% and 59.7%, respectively, compared to the same periods in 2009, primarily as a result of growth in the business of Booking.com.

Other Revenues

Other revenues consist primarily of advertising.  Other revenues for the three and nine months ended September 30, 2010 decreased 54.3% and 48.8%, respectively, compared to the same periods in 2009, primarily as a result of the termination of a relationship with a post-transaction online advertising partner in September 2009.

Cost of Revenues and Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
	($000)%			($000)%
	2010	2009	Change	2010	2009	Change
Cost of Revenues	$335,569	$296,654	13.1%	$923,032	$848,885	8.7%
% of Merchant Revenues	67.9%	74.1%		70.5%	75.1%

Cost of Revenues

For the three and nine months ended September 30, 2010, cost of revenues consisted primarily of charges from the suppliers for: (1) the cost of Name Your Own Price® hotel room reservations, net of applicable taxes, (2) the cost of Name Your Own Price® rental cars, net of applicable taxes; and (3) the cost of Name Your Own Price® airline tickets, net of the federal air transportation tax, segment fees and passenger facility charges imposed in connection with the sale of airline tickets.  Cost of revenues for the three and nine months ended September 30, 2010 increased by 13.1% and 8.7%, respectively, compared to the same periods in 2009, due primarily to the increase in merchant revenue discussed above.  Merchant price-disclosed hotel revenues in the U.S. and for Agoda and merchant semi-opaque rental car reservations for TravelJigsaw are recorded in merchant revenues net of the amounts paid to suppliers and therefore, there is no associated cost of revenues for merchant price-disclosed hotel revenues.  Cost of revenues as a percentage of their associated merchant revenues decreased primarily due to the increase in merchant price-disclosed hotel revenues, which are recorded on a “net” basis.

Agency revenues are recorded at their net amount, which are amounts received less amounts paid to suppliers, if any, and therefore, there are no costs of agency revenues.

Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
	($000)%			($000)%
	2010	2009	Change	2010	2009	Change
Gross Profit	$666,188	$434,006	53.5%	$1,430,559	$947,574	51.0%
Gross Margin	66.5%	59.4%		60.8%	52.7%

Total gross profit for the three and nine months ended September 30, 2010 increased by 53.5% and 51.0%, respectively, compared to the same periods in 2009, primarily as a result of increased revenue discussed above.  Total gross margin (gross profit expressed as a percentage of total revenue) increased during the three and nine months ended September 30, 2010, compared to the same periods in 2009, because Name Your Own Price® revenues, which are recorded “gross” with a corresponding cost of revenue, represented a smaller percentage of total revenues compared to retail, price-disclosed revenues which are primarily recorded “net” with no corresponding cost of revenues.  Because Name Your Own Price® transactions are reported “gross” and retail transactions are primarily recorded on a “net” basis, we believe that gross profit has become an increasingly important measure of evaluating growth in our business.  Our international operations accounted for approximately $529.8 million and $1.1 billion of our gross profit for the three and nine months ended September 30, 2010, respectively, which compares to $316.0 million and $626.5 million for the same periods in 2009, respectively.  Gross profit attributable to our international operations increased, on a local currency basis, by approximately 80% and 77% in the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009.

Operating Expenses

Advertising

	Three Months Ended September 30,			Nine Months Ended September 30,
	($000)%			($000)%
	2010	2009	Change	2010	2009	Change
Offline Advertising	$7,773	$8,474	(8.3)%	$29,684	$30,293	(2.0)%
% of Total Gross Profit	1.2%	2.0%		2.1%	3.2%
Online Advertising	$172,727	$115,103	50.1%	$418,354	$273,327	53.1%
% of Total Gross Profit	25.9%	26.5%		29.2%	28.8%

Offline advertising expenses consist primarily of: (1) the expenses associated with domestic television, print and radio advertising; and (2) the cost for creative talent, production costs and agency fees for television, print and radio advertising.  For the three and nine months ended September 30, 2010, offline advertising expenses decreased compared to the same period in 2009, due to decreased television and print advertising.  Online advertising expenses primarily consist of the costs of (1) search engine keyword purchases; (2) affiliate programs; (3) banner and pop-up advertisements; and (4) e-mail campaigns.  For the three and nine months ended September 30, 2010, online advertising expenses increased over the same periods in 2009, primarily to support increased gross bookings for Booking.com, Agoda and priceline.com, as well as the inclusion of online advertising expense for TravelJigsaw since its acquisition in May 2010.

Sales and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
	($000)%			($000)%
	2010	2009	Change	2010	2009	Change
Sales and Marketing	$33,060	$24,473	35.1%	$85,663	$63,583	34.7%
% of Total Gross Profit	5.0%	5.6%		6.0%	6.7%

Sales and marketing expenses consist primarily of (1) credit card processing fees associated with merchant transactions; (2) fees paid to third-party service providers that operate the call centers for our priceline.com U.S. business; (3) provisions for credit card chargebacks; and (4) provisions for bad debt primarily related to agency hotel commission receivables.  For the three and nine months ended September 30, 2010, sales and marketing expenses, which are substantially variable in nature, increased over the same periods in 2009, primarily due to increased credit card processing fees, call center costs and bad debt provision associated with increased gross booking volumes.

Personnel

	Three Months Ended September 30,			Nine Months Ended September 30,
	($000)%			($000)%
	2010	2009	Change	2010	2009	Change
Personnel	$82,007	$50,959	60.9%	$194,635	$135,333	43.8%
% of Total Gross Profit	12.3%	11.7%		13.6%	14.3%

Personnel expenses consist of compensation to our personnel, including salaries, bonuses, taxes, employee health benefits and stock-based compensation. For the three and nine months ended September 30, 2010, personnel expenses increased over the same periods in 2009, due primarily to increased headcount to support the growth of our business, higher bonus accruals reflecting our strong operating performance, and the inclusion of TravelJigsaw since its acquisition in May 2010.  Stock-based compensation expense was approximately $21.2 million and $10.9 million for the three months ended September 30, 2010 and 2009, respectively, and approximately $48.6 million and $32.7 million for the nine months ended September 30, 2010 and 2009, respectively.  Stock-based compensation for the three and nine months ended September 30, 2010 includes charges amounting to $6.4 million and $11.0 million, respectively, representing the cumulative impact of adjusting the estimated probable outcome at the end of the performance period for certain outstanding unvested performance share units.

General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	($000)%			($000)%
	2010	2009	Change	2010	2009	Change
General and Administrative	$15,730	$19,367	(18.8)%	$56,224	$48,881	15.0%
% of Total Gross Profit	2.4%	4.5%		3.9%	5.2%

General and administrative expenses consist primarily of: (1) fees for outside professionals, including litigation expenses; (2) occupancy expenses; and (3) personnel related expenses such as recruiting, training and travel expenses.  General and administrative expenses for the three and nine months ended September 30, 2010 included a favorable adjustment of approximately $2.7 million in connection with the resolution of certain franchise tax and sales and use tax issues related to our corporate headquarters location.  General and administrative expenses for the same periods in 2009 included a charge of $3.7 million related to a judgment in a lawsuit involving hotel occupancy taxes.  Excluding these items, general and administrative expenses increased during the three and nine months ended September 30, 2010, over the same period in 2009, due to professional fees incurred in the second quarter 2010 related to the acquisition of TravelJigsaw, additional fees for outside professionals, including litigation expenses primarily related to hotel occupancy and other tax proceedings, increased personnel-related expenses and occupancy expenses to support the growth in our Booking.com and Agoda operations, and the inclusion of TravelJigsaw since its acquisition in May 2010.

Information Technology

	Three Months Ended September 30,			Nine Months Ended September 30,
	($000)%			($000)%
	2010	2009	Change	2010	2009	Change
Information Technology	$5,347	$4,777	11.9%	$14,850	$14,002	6.1%
% of Total Gross Profit	0.8%	1.1%		1.0%	1.5%

Information technology expenses consist primarily of: (1) system maintenance and software license fees; (2) outsourced data center costs relating to our domestic and international data centers; (3) data communications and other expenses associated with operating our Internet sites; and (4) payments to outside consultants. For the three and nine months ended September 30, 2010, information technology expenses increased compared to the same periods in 2009, due primarily to growth in our worldwide operations.

Depreciation and Amortization

	Three Months Ended September 30,			Nine Months Ended September 30,
	($000)%			($000)%
	2010	2009	Change	2010	2009	Change
Depreciation and Amortization	$12,775	$10,098	26.5%	$33,312	$29,182	14.2%
% of Total Gross Profit	1.9%	2.3%		2.3%	3.1%

Depreciation and amortization expenses consist of:  (1) amortization of intangible assets with determinable lives; (2) amortization of internally developed and purchased software, (3) depreciation of computer equipment; and (4) depreciation of leasehold improvements, office equipment and furniture and fixtures.  For the three and nine months ended September 30, 2010, depreciation and amortization expense increased from the same periods in 2009, primarily due to acquisition-related amortization in connection with our acquisition of TravelJigsaw.

Other Income (Expense)

	Three Months Ended September 30,			Nine Months Ended September 30,
	($000)%			($000)%
	2010	2009	Change	2010	2009	Change
Interest Income	$918	$471	94.9%	$2,713	$1,695	60.1%
Interest Expense	(8,293)	(5,911)	40.3%	(22,366)	(19,221)	16.4%
Foreign Currency Transactions and Other	(10,715)	(1,220)	878.3%	(12,806)	(1,283)	898.1%
Total	$(18,090)	$(6,660)	171.6%	$(32,459)	$(18,809)	72.6%

For the three and nine months ended September 30, 2010, interest income on cash and marketable securities increased over the same periods in 2009, primarily due to an increase in the average balance invested.  Interest expense increased for the three and nine months ended September 30, 2010, as compared to the same periods in 2009, primarily due to an increase in the average outstanding debt.  “Foreign currency transactions and other” includes foreign exchange losses of $6.2 million and gains of $2.4 million for the three and nine months ended September 30, 2010, respectively, and foreign exchange losses of $1.7 million and $2.5 million for the three and nine months ended September 30, 2009, respectively, related to foreign exchange derivative contracts.  Foreign exchange losses on transactions were approximately $1.3 million and $3.9 million for the three and nine months ended September 30, 2010, respectively, compared to foreign exchange gains of $0.8 million and losses of $1.5 million for the three and nine months ended September 30, 2009, respectively.  In addition, losses of $3.2 million and $11.3 million were incurred for the three and nine months ended September 30, 2010, respectively, resulting from convertible debt conversions, compared to a loss of $0.4 million and a gain of $2.7 million for the three and nine months ended September 30, 2009, respectively.

Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	($000)%			($000)%
	2010	2009	Change	2010	2009	Change
Income Tax (Expense) Benefit	$(94,119)	$124,887	(175.4)%	$(172,347)	$76,851	(324.3)%

Our effective tax rate for the three and nine months ended September 30, 2010 was 29.5% and 30.5%, respectively, and differs from the expected tax provision at the U.S. statutory tax rate of 35%, principally due to lower foreign tax rates, partially offset by state income taxes and certain non-deductible expenses.  The income tax benefit for the three and nine months ended September 30, 2009 included a benefit of $181.9 million, resulting from the reversal in September 2009 of the remaining valuation allowance on the deferred tax assets related to net operating loss carryforwards (“NOLs”) generated from our domestic operating losses.  Excluding the aforementioned $181.9 million benefit in 2009, the effective income tax rates for the nine months ended September 30, 2010 decreased over the same periods in 2009, primarily due to a higher percentage of foreign income which is taxed at lower rates.

Due to our domestic net operating loss carryforwards, we do not expect to make payments on our U.S. income for the foreseeable future, except for U.S. federal alternative minimum tax and state income taxes.  However, we expect to pay foreign taxes on our foreign income.  We expect that Booking.com, Agoda and TravelJigsaw will grow their pretax income at higher rates than the U.S. over the long term and, therefore, it is our expectation that our cash tax payments will increase as Booking.com and Agoda generate an increasing share of our pretax income.

In 2009, the Netherlands modified its tax law related to income generated from qualifying “innovative” activities carried out in the Netherlands (“Innovation Box Tax”).  The new law became effective January 1, 2010.   Earnings that qualify for Innovation Box Tax will be taxed at the rate of 5% rather than the Dutch statutory rate of 25.5%.  Booking.com received confirmation from the Dutch tax authorities in June 2010 that it is eligible to apply for Innovation Box Tax.  Booking.com is discussing with the Dutch tax authorities what percentage of its earnings, if any, will qualify for Innovation Box Tax treatment.  The discussions will also determine the time period over which any benefit received under the Innovation Box Tax will be phased in.

Equity in Income of Investees

	Three Months Ended September 30,			Nine Months Ended September 30,
	($000)%			($000)%
	2010	2009	Change	2010	2009	Change
Equity in Income of Investees	n/a	$—	n/a	n/a	$2	n/a

Equity in income of investees for the three and nine months ended September 30, 2009 represented our pro rata share of pricelinemortgage.com’s net results. In July 2009, pricelinemortgage.com was dissolved, and we received $8.9 million in cash for our 49% equity investment in pricelinemortgage.com. We do not expect the dissolution of our investment in pricelinemortgage.com to materially impact future periods.

Noncontrolling Interests

	Three Months Ended September 30,			Nine Months Ended September 30,
	($000)%			($000)%
	2010	2009	Change	2010	2009	Change
Noncontrolling Interests	$1,580	n/a	n/a	$1,219	n/a	n/a

Noncontrolling interests for the three and nine months ended September 30, 2010, represents the proportionate share of the net income of TravelJigsaw Holdings Limited for the three months ended September 30, 2010 and the period of May 18, 2010 through September 30, 2010, respectively, applicable to the noncontrolling interests (refer to Note 11 of the Unaudited Consolidated Financial Statements).

Liquidity and Capital Resources

As of September 30, 2010, we had $1.5 billion in cash, cash equivalents and short-term investments.  Approximately $0.8 billion of our cash and cash equivalents and short-term investments are held by our international subsidiaries and are denominated primarily in Euros and, to a lesser extent, in British Pound Sterling. Cash equivalents and short-term investments are primarily comprised of highly liquid, investment-grade debt securities.

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

In March 2010, our Board of Directors authorized an additional repurchase of up to $500 million of our common stock from time to time in open market or privately negotiated transactions, including the approval to purchase up to $100 million of our common stock from the proceeds of, and concurrently with, the offering of the notes discussed above.  We repurchased 461,437 shares of our common stock at an aggregate cost of $106.1 million during the nine months ended September 30, 2010.  As of September 30, 2010, we have a remaining authorization to repurchase $459.2 million of our common stock.  We may from time to time make additional repurchases of our common stock, depending on prevailing market conditions, alternate uses of capital and other factors.

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

Net cash provided by operating activities for the nine months ended September 30, 2010, was $597.4 million, resulting from net income of $393.0 million, net favorable changes in working capital of $51.0 million, and a net favorable impact of $153.4 million for non-cash items not affecting cash flows.  Non-cash items include deferred income taxes, stock-based compensation expense, depreciation and amortization, primarily from acquisition-related intangible assets, amortization of debt discount and loss on conversions of our convertible notes.  The changes in working capital for the nine months ended September 30, 2010, were related to a $169.9 million increase in accounts payable, accrued expenses and other current liabilities, partially offset by a $112.8 million increase in accounts receivable.  The increase in these working capital balances was primarily related to seasonality and increases in business volume as well as the timing of income tax payments.  Our bookings and revenues are generally higher in the third quarter of the year than in the fourth quarter of the year which results in higher accounts receivable, deferred merchant bookings, accounts payable and accrued expenses at September 30, 2010 compared to December 31, 2009.

Net cash provided by operating activities for the nine months ended September 30, 2009, was $363.4 million, resulting from net income of $411.0 million and net favorable changes in working capital of $27.5 million, partially offset by a net unfavorable impact of $75.1 million for non-cash items not affecting cash flows.  Non-cash items include the benefit of $181.9 million from the reversal of the remaining valuation allowance on our deferred tax assets related to NOLs generated from our domestic operating losses, stock-based compensation expense, depreciation and amortization, primarily from acquisition-related intangible assets, amortization of debt discount and gain on conversions of our convertible notes.  The changes in working capital for the nine months ended September 30, 2009, were related to an $89.8 million increase in accounts payable, accrued expenses and other current liabilities and an $8.9 million decrease in prepaid expenses and other current assets partially offset by a $73.9 million increase in accounts receivable.  The increase in these working capital balances was primarily related to seasonality and increases in business volume.

Net cash used in investing activities was $449.1 million for the nine months ended September 30, 2010.  Investing activities were affected by $364.1 million net purchase of marketable securities and a payment of $111.0 million for acquisitions and other equity investments, net of cash acquired, partially offset by $40.3 million net proceeds from foreign currency forward contracts.  Net cash used in investing activities was $239.4 million for the nine months ended September 30, 2009, and investing activities were affected by $239.6 million net purchase of securities, $8.9 million received in connection with the dissolution of pricelinemortgage.com and a reduction in restricted cash of $1.2 million.  Cash invested in purchases of property and equipment was $14.5 million and $9.9 million for the nine months ended September 30, 2010 and 2009, respectively.

Net cash provided by financing activities was approximately $174.5 million for the nine months ended September 30, 2010.  The cash provided by financing activities during the nine months ended September 30, 2010 was primarily related to proceeds from the issuance of convertible senior notes with an aggregate principal amount of $575.0 million, $24.6 million of proceeds from the exercise of employee stock options, $5.0 million of excess tax benefits from stock-based compensation and proceeds of $4.3 million from the sale of subsidiary shares to noncontrolling interests, partially offset by $295.4 million paid upon the conversion of senior notes, $125.7 million of treasury stock purchases and $13.3 million of debt issuance costs.  Net cash used in financing activities was approximately $125.2 million for the nine months ended September 30, 2009.  The cash used in financing activities during the nine months ended September 30, 2009 was primarily related to $122.0 million of principal paid upon the conversion of senior notes, $14.2 million of treasury stock purchases, partially offset by $9.4 million of proceeds from the exercise of employee stock options and $1.6 million of excess tax benefits from stock-based compensation.

In connection with our acquisition of Agoda in 2007, contingent consideration of up to $141.6 million is payable in 2011 if Agoda achieves specified “gross bookings” and earnings targets for the period of January 1, 2008 through December 31, 2010.  Based upon our current estimates, we anticipate a payment for contingent consideration of approximately $50 million to $70 million.

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

The revolving credit facility provides for the issuance of up to $50.0 million of letters of credit as well as borrowings on same-day notice, referred to as swingline loans, which are available in U.S. Dollars, Euros, British Pounds Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility will be used for working capital and general corporate purposes.  As of September 30, 2010, there were no borrowings outstanding under the facility and we have issued approximately $1.6 million of letters of credit under the revolving credit facility.

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

As a result of this litigation and other attempts by jurisdictions to levy similar taxes, the Company has established a reserve which amounted to approximately $23 million as of September 30, 2010 and $21 million as of December 31, 2009.  The reserve is based on the Company’s reasonable estimate, and the ultimate resolution of these issues may be less or greater than the liabilities recorded.  The Company believes that even if it were to suffer adverse determinations in the near term in more of the pending proceedings than currently anticipated given results to date, because of the Company’s available cash, it would not have a material impact on the Company’s liquidity.

Off-Balance Sheet Arrangements

As of September 30, 2010, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Throughout 2007, 2008, 2009 and to date in 2010, our international operations experienced significant year-over-year growth in their gross bookings (an operating and statistical metric referring to the total dollar value, generally inclusive of all taxes and fees, of all travel services purchased by our customers) and hotel room night reservations.  This growth rate has contributed significantly to our growth in revenue, gross profit and earnings per share.  Over time, Booking.com and Agoda will experience a decline in their growth rate as the absolute level of their gross bookings and unit sales grow larger.  Other factors may also slow the growth rates of the Booking.com and Agoda businesses, including, for example, the impact of the worldwide recession, any strengthening of the U.S. Dollar versus the Euro, declines in hotel average daily rates (“ADRs”), increases in cancellations, travel market conditions and the competitiveness of the market.  A decline in Booking.com and Agoda’s growth rate could have a negative impact on our future revenue and earnings per share growth rates and, as a consequence, our stock price.

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

We are dependent on the travel industry.

Our financial prospects are significantly dependent upon our sale of travel services.  Travel, including hotel room reservations, rental car reservations and airline tickets, is dependent on discretionary spending levels. As a result, sales of travel services tend to decline during general economic downturns and recessions.  Accordingly, the current worldwide recession has led to a weakening in the fundamental demand for our services and an increase in the number of customers who cancel existing travel reservations with us.  In addition, unforeseen events beyond our control, such as terrorist attacks, unusual weather patterns, including natural disasters such as hurricanes, tsunamis or earthquakes and other weather phenomena such as the recent volcanic ash cloud that grounded European air travel for several days in April 2010, travel related health concerns including pandemics and epidemics such as H1N1 influenza (swine flu), avian bird flu and SARS, political instability, regional hostilities, increases in fuel prices, imposition of taxes or surcharges by regulatory authorities and travel related accidents, also may adversely affect the travel industry and our business and results of operations.  Further, work stoppages or labor unrest at any of the major airlines could materially adversely affect the airline industry and, as a consequence, have a material adverse effect on our business, results of operations and financial condition.

For example, in early 2010, civil unrest in Thailand, a key market for our Agoda business and the Asian business of Booking.com, negatively impacted booking volumes in this market at the time.  In addition, clashes involving Thai security forces, anti-government demonstrators and groups supporting the government resulted in violence in various locations in Bangkok, causing the temporary relocation of Agoda’s Thailand-based operations.  Thailand has experienced disruptive civil unrest in prior years as well and continued or future civil or political unrest could further disrupt Agoda’s Thailand-based business and operations.

We are dependent on certain suppliers.

During the three months ended September 30, 2010, Name Your Own Price® hotel room night reservations from our five largest hotel suppliers accounted for approximately 65.7% of total Name Your Own Price® hotel room night reservations, and sales of airline tickets from our five largest and two largest airline suppliers accounted for approximately 80.6% and 41.1% of total airline tickets sold, respectively. As a result, we are currently substantially dependent upon the continued participation of these suppliers in our system in order to maintain and continue to grow our total gross profit.

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

With respect to our airline suppliers, the airline industry has experienced a shift in market share from full-service carriers to low-cost carriers that focus primarily on discount fares to leisure destinations and we expect this trend to continue.  Some low-cost carriers, such as Southwest, have not historically distributed their tickets through us or other third-party intermediaries.  In addition, certain airlines have significantly limited or eliminated sales of airline tickets through opaque channels, preferring to consistently show the lowest available price on their own website.  Since the start of the worldwide recession, domestic airline capacity has been significantly reduced, which reduces the number of airline tickets available to our customers.  Thus far in 2010, airlines have significantly increased their average fares compared to the same period in 2009, which could adversely impact travel demand.  Reduced airline capacity and lower travel demand negatively impact our priceline.com air business, which in turn has negative repercussions on our priceline.com hotel and rental car businesses, and could have a material adverse effect on our business, results of operations and financial condition.  Conversely, decreased airfares can adversely impact our Name Your Own Price® airline tickets sales by reducing the amount of absolute dollar savings as compared to retail airline tickets.

We could be adversely affected by changes in the airline industry, and, in many cases, we will have no control over such changes or their timing.  Recently, there has been an emerging prospect of domestic airline industry consolidation, as evidenced by mergers of United Air Lines with Continental Airlines and Delta Air Lines with Northwest Airlines, as well as the recently announced future acquisition of AirTran by Southwest Airlines.  If one of our major airline suppliers merges or consolidates with, or is acquired by, another company that either does not participate in the priceline.com system or that participates on substantially lower levels, the surviving company may elect not to participate in our system or to participate at lower levels than the previous supplier.  For example, in September 2010, Southwest Airlines announced that it entered into an agreement to acquire AirTran.  AirTran has participated in our Name Your Own Price® system on only a limited basis, but Southwest Airlines has never participated.  In fact, Southwest Airlines does not currently distribute airline tickets through any online travel agent or permit its fares to appear in comparative fare displays. If AirTran fares are taken out of the online marketplace as a result of this acquisition, those fares would no longer be available to us.  Similarly, United Air Lines has historically participated in our Name Your Own Price® system at a high level, while Continental Airlines has historically participated at a much lower level.  We cannot predict the effects that the acquisition of AirTran by Southwest Airlines or the merger of United Air Lines with Continental Airlines will have on our business.

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

In November 2010, American Airlines informed Orbitz that it intends to terminate its participation in the Orbitz service, effective December 1, 2010.  This is consistent with an effort on the part of American Airlines to reduce distribution costs, including GDS payments that ultimately inure in part to the benefit of online travel agents such as us, by requiring such online travel agents to connect directly to American Airlines’ systems in order to access its content.  American Airlines’ termination of its distribution arrangement with Orbitz could be indicative of the airlines in general becoming more aggressive toward requiring online travel agents to implement direct connections.  Development and implementation of the technology to enable direct connections to travel suppliers could cause us to incur additional operating expenses, increase the frequency/duration of system problems and delay other projects. In addition, any migration toward direct connections would reduce the compensation we receive from GDSs.

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

Avis is currently in discussions to acquire the Dollar-Thrifty Automotive Group.  The merger or acquisition of the Dollar-Thrifty Automotive Group by Avis or another rental car company could result in a decrease of rental car inventory available to our rental car service. If another major rental car supplier merges or consolidates with, or is acquired by, another company that either does not participate in the priceline.com system or that participates on substantially lower levels, the surviving company may elect not to participate in our system or to participate at lower levels than the previous supplier.  The loss of any rental car supplier participant in our Name Your Own Price® system could result in other rental car suppliers electing to terminate or reduce their participation in the Name Your Own Price® system, which would negatively impact our business, results of operations and financial condition.  Similarly, industry consolidation and any resulting reduction in rental car capacity would limit the amount of availability for TravelJigsaw’s rental car service. Furthermore, many major rental car companies are highly leveraged and the worldwide recession creates the potential for severe financial difficulty, including without limitation, the inability of a rental car company to refinance its debt, restructure its operations or emerge from a bankruptcy, any of which could lead to a reduction in rental car supply made available to us.  In addition, fewer independent suppliers reduces opacity and competition among suppliers.  In such event, if we are unable to divert sales to other suppliers, our business, results of operations and financial condition may be adversely affected.

In addition, recent decreases in rental car fleets have led to decreases in rental car availability, which has negatively impacted our Name Your Own Price® rental car service. In January 2010, Toyota recalled over 8 million vehicles due to faulty accelerator pedals, leading to further strain on rental car companies’ fleets and increased retail rental car rates.  If the industry is faced with a shortage of vehicles, rental car companies may further reduce the number of car reservations they distribute through our service or increase the negotiated rates at which they are willing to provide car reservations.  In addition, rental car companies rely on auto manufacturers to provide new vehicles for their fleet.  Rental car companies have also historically relied on auto manufacturers and the wholesale used car market to dispose of their fleets of cars.  The worldwide recession has led to questions about the long term viability of the major U.S. auto manufacturers and is partially responsible for a change in the arrangements between rental car companies and automobile manufacturers.  Where manufacturers have historically supplied cars to rental car companies under a lease or another arrangement whereby the manufacturer would buy the car back when it is taken out of the fleet, manufacturers have begun to require the rental car companies purchase the cars for their fleets, which shifts the burden of risk of selling the car to the rental car company.  Tight credit markets can negatively affect the used car market, making it difficult for auto manufacturers and rental car suppliers to dispose of their fleets.  If the rental car industry is faced with excess supply, rental car companies may lower retail rental car rates, which could be beneficial to our retail rental car business, but detrimental to our Name Your Own Price® business.  Retail rental car rates decreased during the three months ended September 30, 2010 compared to the same period in 2009.  Because rental car days are typically less expensive than airline tickets or hotel room night reservations, a reduction in retail rental car rates has a disproportionately adverse effect on sales of Name Your Own Price® rental car days since customers may be less likely to accept the trade-offs associated with that service.  Any disruption in the supply of vehicles or the ability to dispose of vehicles by car rental companies could impact their ability to match their fleet supply with demand, which could adversely impact our business.

We are exposed to fluctuations in currency exchange rates.

As a result of the growth of Booking.com and Agoda, and the acquisition of TravelJigsaw, we are conducting a significant portion of our business outside the United States and are reporting our results in U.S. Dollars.  As a result, we face exposure to adverse movements in currency exchange rates as the financial results of our international operations are translated from local currency (principally the Euro and the British Pound Sterling) into U.S. Dollars upon consolidation.  Our international operations contributed approximately $531.0 million and $1.1 billion to our revenues for the three and nine months ended September 30, 2010, respectively, which compares to $316.9 million and $629.1 million for the three and nine months ended September 30, 2009, respectively (year-over-year growth of approximately 68% and 70%, respectively).  Revenue attributable to our international operations increased on a local currency basis by approximately 80% and 77% in the three and nine months ended September 30, 2010, compared to the same periods in 2009. Booking.com, Agoda and TravelJigsaw also face foreign exchange risk as their foreign-denominated revenues, expenses, receivables and payables are translated into their respective functional currencies.

In the first quarter of 2010, the U.S. Dollar was weaker against the Euro and the British Pound Sterling, relative to the first quarter of 2009, which benefitted the growth rates of our Euro and British Pound Sterling denominated gross bookings, gross profit and net income as expressed in U.S. Dollars.  In the second and third quarters of 2010 and throughout October 2010, the U.S. Dollar was stronger against the Euro and British Pound Sterling relative to the same periods in 2009, which negatively impacts such growth rates.

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

We currently or potentially compete with a variety of companies with respect to each service we offer. With respect to our travel services, these competitors include, but are not limited to:

•                  Internet travel services such as Expedia, Hotels.com, Hotwire and Venere, which are owned by Expedia; Travelocity, lastminute.com and Zuji, which are owned by the Sabre Group; Orbitz.com, Cheaptickets, ebookers, HotelClub and RatesToGo, which are currently owned by Orbitz Worldwide; laterooms and asiarooms owned by Tui Travel; and Gullivers, octopustravel, Superbreak, hotel.de, Hotel Reservation Service, AutoEurope, Holiday Auto, Car Trawler, Ctrip, Rakuten and Wotif;

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

Large, established Internet search engines with substantial resources and expertise in developing online commerce and facilitating Internet traffic are creating — and intend to further create — inroads into online travel, both in the U.S. and internationally.  For example, Google recently announced that it has entered into an agreement to acquire ITA Software, Inc., a major flight information software company, which could allow Google to pursue the creation of new flight search tools which will enable users to find flight information on the Internet without using a service like ours.  Google has also invested in HomeAway, a vacation home rental service.  In addition, Google has launched a travel “meta-search” site to show searchers specific hotels and rates in addition to text advertisements, and Microsoft has launched Bing Travel, a “meta-search” site, which searches for airfare and hotel reservations online and predicts the best time to purchase them.  “Meta-search” sites leverage their search technology to aggregate travel search results for the searcher’s specific itinerary across supplier, travel agent and other websites and, in many instances, compete directly with us for customers.  These initiatives, among others, illustrate Google’s and Bing’s clear intention to more directly appeal to travel consumers by showing consumers more detailed travel search results, including specific information for travelers’ own itineraries, which could lead to suppliers or others gaining a larger share of Google’s or Bing’s traffic or may ultimately lead to search engines maintaining transactions within their own websites.  If Google, as the single largest search engine in the world, or Bing, or other leading search engines refer significant traffic to these or other travel services that they develop in the future, it could result in, among other things, more competition from supplier websites and higher customer acquisition costs for third-party sites such as ours and could have a material adverse effect on our business, results of operations and financial condition.

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

Our revenues and operating results may continue to vary significantly from quarter to quarter because of these factors. As a result, quarter-to-quarter comparisons of our revenues and operating results may not be meaningful.  For example, over the last several years we have experienced strong growth in the number of hotel room nights booked through our hotel reservation services.  However, given the sheer size of our hotel reservation business, we believe it is highly likely that our year-over-year room night growth rates will generally decelerate on a quarterly sequential basis.  For example, in the first quarter of 2010, we experienced a mild deceleration in year-over-year hotel room night reservation growth as compared to the year-over-year growth rate in the fourth quarter of 2009.  The unit growth rate decelerated further in the second quarter of 2010 due in part to (1)  travel disruptions caused by the April 2010 eruption of a volcano in Iceland, (2) general uncertainty about the European economy and (3) substantial increases in airfares, which can negatively impact overall travel demand.  In the third quarter of 2010, our year-over-year hotel room night reservation growth accelerated as the volcanic activity subsided, macroeconomic concerns in Europe abated and airfare increases moderated.

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

We have rapidly and significantly expanded our international operations and anticipate expanding further to pursue growth of our service offerings and customer base. For example, the number of our employees worldwide has grown from less than 700 in the first quarter of 2007, to over 3,100 as of September 30, 2010, which growth is almost entirely comprised of hires by or for our international operations.  Such expansion increases the complexity of our business and places a significant strain on our management, operations, technical performance, financial resources and internal financial control and reporting functions.

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

We may experience similar risks in connection with any future acquisitions. We may not be successful in addressing these risks or any other problems encountered in connection with the acquisitions of Booking.com B.V., Booking.com Limited, Agoda or TravelJigsaw, or that we could encounter in future acquisitions, which would harm our business or cause us to fail to realize the anticipated benefits of our acquisitions.  As of September 30, 2010, we had approximately $657.3 million assigned to the intangible assets and goodwill of Booking.com B.V., Booking.com Limited, Agoda and TravelJigsaw, and therefore, the occurrence of any of the risks identified above could result in a material adverse impact, including an impairment of these assets, which could cause us to have to record a charge for impairment.  Any such charge could adversely impact our operating results, which would likely cause our stock price to decline significantly.

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

We are party to derivative instruments to hedge our exposure to potential dilution upon conversion of certain of our convertible senior notes.  The counterparties to our Conversion Spread Hedges are Goldman Sachs and Merrill Lynch.  Under the Conversion Spread Hedges, we are entitled to purchase from the counterparties approximately 8.5 million shares of our common stock (the number of shares underlying the 2011 Notes and the 2013 Notes) at a strike price of $40.38 per share (subject to adjustment in certain circumstances) and the counterparties are entitled to purchase from us approximately 8.5 million shares of our common stock at a strike price of $50.47 per share (subject to adjustment in certain circumstances).  The Conversion Spread Hedges increase the effective conversion price of the 2011 Notes and the 2013 Notes to $50.47 per share from our perspective and are designed to reduce the potential dilution upon conversion of the 2011 Notes and the 2013 Notes. If the market value per share of our common stock at maturity is above $40.38, the Conversion Spread Hedge will entitle us to receive from the counterparties net shares of our common stock based on the excess of the then current market price of our common stock over the strike price of the hedge (up to $50.47).  If any of the counterparties to these derivative instruments were to liquidate, declare bankruptcy or otherwise cease operations, it may not satisfy its obligations under these derivative instruments.  In such event, our fully diluted share count would be increased, which would negatively impact our fully diluted earnings per share.

We will be subject to increased income taxes in the event that our foreign cash balances are remitted to the United States.

As of September 30, 2010, we held approximately $0.8 billion of cash and short-term liquid investments outside of the United States.  To date, we have used our foreign cash to reinvest in our foreign operations.  It is our current expectation to make further investments in our foreign operations with our foreign cash.  If our foreign cash balances continue to grow and our ability to reinvest those balances diminishes, it will become increasingly likely that we will repatriate some of our foreign cash balances to the United States.  In such event, we would likely be subject to additional income tax expenses in the United States with respect to our unremitted foreign earnings.  We would not incur an increase in tax payments unless we repatriate the cash and no longer have net operating loss carryforwards available to offset the taxable income.

In addition, on February 1, 2010, U.S. President Barack Obama proposed significant changes to the U.S. international tax laws that would limit U.S. deductions for interest expense related to un-repatriated foreign-source income and modify the U.S. foreign tax credit rules, some of which were enacted in August 2010.  We cannot determine whether all of these proposals will be enacted into law or what, if any, changes may be made to such proposals prior to their being enacted into law.  If the U.S. tax laws change in a manner that increases our tax obligation, our results could suffer.

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

In addition, the strategy of Booking.com and Agoda involves rapid expansion into regions around the world, including Europe, Asia, North America, South America and elsewhere, many of which have different legislation, regulatory environments, tax laws and levels of political stability.  In September 2010, the United Kingdom’s Office of Fair Trading (“OFT”), the competition authority in the U.K., announced it was conducting a formal early stage investigation into suspected breaches of competition law in the hotel online booking sector and had written to a number of parties in the industry to request information.  Specifically, the investigation focuses upon whether there are agreements or concerted practices between hotels and online travel companies and/or hotel room reservation “wholesalers” relating to the fixed or minimum resale prices of hotel room reservations.  In September 2010, Booking.com B.V. and priceline.com Incorporated, on behalf of Booking.com, received a Notice of Inquiry from the OFT; we and Booking.com are cooperating with the OFT’s investigation.  We are unable at this time to predict the outcome of the OFT’s investigation and the impact, if any, on our business and results of operations.  Compliance with foreign legal, regulatory or tax requirements will place demands on our time and resources, and we may nonetheless experience unforeseen and potentially adverse legal, regulatory or tax consequences.

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

Our results have been negatively impacted by purchases made using fraudulent credit cards. Because we act as the merchant-of-record in a majority of our priceline.com transactions as well as those of Agoda and TravelJigsaw, we may be held liable for accepting fraudulent credit cards on our websites as well as other payment disputes with our customers. Additionally, we are held liable for accepting fraudulent credit cards in certain retail transactions when we do not act as merchant of record.  Accordingly, we calculate and record an allowance for the resulting credit card chargebacks.  If we are unable to combat the use of fraudulent credit cards on our websites, our business, results of operations and financial condition could be materially adversely affected.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We did not experience any material changes in interest rate exposures during the three months ended September 30, 2010.  Based upon economic conditions and leading market indicators at September 30, 2010, we do not foresee a significant adverse change in interest rates in the near future.

However, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the fair value of our available for sale investments assuming an adverse change of 100 basis points.  A hypothetical 100 basis points (1.0%) increase in interest rates would have resulted in a decrease in the fair values of our investments as of September 30, 2010 of approximately $3.4 million.  These hypothetical losses would only be realized if we sold the investments prior to their maturity.

As of September 30, 2010, the outstanding principal amount of our debt is approximately $575 million.  We estimate that the fair value of such debt was approximately $770 million as of September 30, 2010.  A substantial portion of the fair value of our debt in excess of the outstanding principal amount is related to the conversion premium on the bonds.

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

From time to time, we enter into foreign exchange derivative contracts to minimize the impact of short-term foreign currency fluctuations on our consolidated operating results. Our derivative contracts principally address foreign exchange fluctuation risk for the Euro.  As of September 30, 2010, derivatives with a notional value of 65 million Euros are outstanding for derivative contracts that are not designated as hedging instruments.  As of December 31, 2009, there were no outstanding contracts for derivatives not designated as hedging instruments.  Foreign exchange losses of $6.2 million and $1.7 million for the three months ended September 30, 2010 and 2009, respectively, were recorded in “Foreign currency transactions and other” related to foreign exchange derivative contracts.  The fair value of derivative liabilities of $2.5 million at September 30, 2010 is recorded in “Accrued expenses and other current liabilities” in the Unaudited Consolidated Balance Sheet.  A hypothetical 10% strengthening of the foreign exchange rates relative to the U.S. Dollar, with all other variables held constant, would have resulted in a derivative liability balance of approximately $11 million.

As of September 30, 2010, we had outstanding forward currency and option contracts with a notional value of 353 million Euros, compared to forward currency contracts as of December 31, 2009 of 183 million Euros to hedge a portion of our net investment in a foreign subsidiary.  These contracts are all short-term in nature.  Mark-to-market adjustments on these net investment hedges are recorded as currency translation adjustments.  The fair value of these derivatives at September 30, 2010 of $16.5 million is a liability recorded in “Accrued expenses and other current liabilities” in the Unaudited Consolidated Balance Sheet.  A hypothetical 10% strengthening of the foreign exchange rates relative to the U.S. Dollar, with all other variables held constant, would have resulted in a derivative liability balance of approximately $51 million.  See Note 5 to the Unaudited Consolidated Financial Statements for further detail on our derivative instruments.

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

There was no change in the Company’s internal control over financial reporting during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

A description of material legal proceedings to which we are a party is contained in Note 13 to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the three months ended September 30, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information relating to repurchases of our equity securities during the three months ended September 30, 2010:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2009 – July 31, 2009	—		—	—	$ $ $	44,866,000 20,447,000 393,917,000	(1) (2) (3)

August 1, 2009 – August 31, 2009	778	(4)	$296.45		$ $ $	44,866,000 20,447,000 393,917,000	(1) (2) (3)

September 1, 2009 – September 30, 2009	—		—	—	$ $ $	44,866,000 20,447,000 393,917,000	(1) (2) (3)

Total	778		$296.45	—		$459,230,000

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
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2010 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICELINE.COM INCORPORATED (Registrant)

Date: November 9, 2010	By:	/s/ Daniel J. Finnegan
		Name:	Daniel J. Finnegan
		Title:	Chief Financial Officer (On behalf of the Registrant and as principal financial officer)

Exhibit Index

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2010 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.