Form 10-K
period 2010-12-31
PRICELINE COM INC
filed 2011-02-25
CIK 1075531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The aggregate market value of common stock held by non-affiliates of priceline.com Incorporated as of June 30, 2010 was approximately $8.4 billion based upon the closing price reported for such date on the Nasdaq Global Select Market.  For purposes of this disclosure, shares of common stock held by executive officers and directors of priceline.com Incorporated on June 30, 2010 have been excluded because such persons may be deemed to be affiliates of priceline.com Incorporated.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of priceline.com Incorporated’s common stock was 49,151,597 as of February 17, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth in this Form 10-K, is incorporated herein by reference from priceline.com Incorporated’s definitive proxy statement relating to the annual meeting of stockholders to be held on June 2, 2011, to be filed with the Securities and Exchange Commission within 120 days after the end of priceline.com Incorporated’s fiscal year ended December 31, 2010.

priceline.com Incorporated Annual Report on Form 10-K for the Year Ended December 31, 2010 Index

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

Expressions of future goals, expectations and similar expressions including, without limitation, “may,” “will,” “should,” “could,” “expects,” “does not currently expect,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “predicts,” “potential,” “targets,” or “continue,” reflecting something other than historical fact are intended to identify forward-looking statements. Our actual results could differ materially from those described in the forward-looking statements for various reasons including the risks we face which are more fully described in Item 1A, “Risk Factors.”  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the reports and documents we file or furnish from time to time with the Securities and Exchange Commission (the “SEC” or the “Commission”), particularly our quarterly reports on Form 10-Q and current reports on Form 8-K.

PART I

Item 1.  Business

General

Priceline.com Incorporated is a leading online travel company that offers our customers hotel room reservations at over 150,000 hotels worldwide through the Booking.com, priceline.com and Agoda brands.  In the United States, we also offer our customers car rental reservations, airline tickets, vacation packages, cruises and destination services. We refer to Booking.com, priceline.com, Agoda and TravelJigsaw collectively as the “Priceline Group,” the “Company,” “we,” “our” or “us.”

We launched our business in the United States in 1998 under the priceline.com brand and have since expanded our operations to include, among others, the Booking.com and Agoda hotel reservation businesses and the TravelJigsaw rental car reservation business.  Our principal goal is to be the leading worldwide online hotel reservation service.  Our business is driven primarily by international results.  During the year ended December 31, 2010, our international business — the significant majority of which is currently generated by Booking.com — represented approximately 69% of our gross bookings (an operating and statistical metric referring to the total dollar value, generally inclusive of all taxes and fees, of all travel services purchased by our customers), and approximately 82% of our consolidated operating income.  Given that the business of our international operations is primarily comprised of Booking.com hotel reservation services, commissions earned in connection with the reservation of hotel room nights represents a substantial majority of our gross profit.

Because our domestic services include merchant Name Your Own Price® travel services, which are reported on a “gross” basis, while both our domestic and international retail price-disclosed travel services are primarily recorded on a “net” basis, revenue increases and decreases are impacted by changes in the mix of our revenues between Name Your Own Price® and retail travel services and, consequently, gross profit has become an increasingly important measure of evaluating growth in our business.  At present, we derive substantially all of our gross profit from the following sources:

•                  Commissions earned from price-disclosed hotel room reservations, rental cars, cruises and other travel services;

•                  Transaction gross profit and customer processing fees from our Name Your Own Price® hotel room reservations, rental car and airline ticket services, as well as our vacation packages service; and

•                  Transaction gross profit and customer processing fees from our price-disclosed merchant hotel room and rental car reservation services;

•                  Global distribution system (“GDS”) reservation booking fees related to both our Name Your Own Price® airline ticket, hotel room reservation and rental car services, and price-disclosed airline tickets and rental car services; and

•                  Other gross profit derived primarily from selling advertising on our websites.

For the year ended December 31, 2010, we had gross profit of approximately $1.9 billion comprised of “agency” gross profit, “merchant” gross profit, and “other” gross profit.  Agency gross profit is derived from travel related transactions where we are not the merchant of record and where the prices of our services are determined by third parties. Agency gross profit, which represented the substantial majority of our total gross profit in 2010, consisted of: (1) travel commissions; (2) customer processing fees; and (3) GDS reservation booking fees related to certain of the agency services listed above.  Merchant gross profit is derived from transactions where we are the merchant of record and therefore charge the customer’s credit card for the travel services provided, and consisted of: (1) transaction gross profit representing revenue charged to a customer, less the cost of revenue amount charged by suppliers in connection with the reservations provided through our Name Your Own Price® hotel room reservation, rental car and airline ticket services, as well as through our price-disclosed vacation packages services; (2) transaction gross profit representing the amount charged to a customer, less the amount charged by suppliers in connection with our merchant price-disclosed services; (3) customer processing fees charged in connection with the sale of our Name Your Own Price® airline tickets, hotel room reservations and rental cars and our merchant price-disclosed services; and (4) ancillary fees, including GDS reservation booking fees related to certain of the services listed above.  Other revenues are derived primarily from advertising on our websites.

Priceline.com Incorporated was formed as a Delaware limited liability company in 1997 and was converted into a Delaware corporation in July 1998.  Our common stock is listed on the NASDAQ Global Select Market under the symbol “PCLN.”  Our principal executive offices are located at 800 Connecticut Avenue, Norwalk, Connecticut 06854.

The Priceline Group Business Model

We own and operate a global travel service network that attracts consumers wishing to make travel reservations and connects them in a unique and innovative manner with suppliers of high quality travel services around the world.  We offer customers the ability to make hotel reservations on a worldwide basis primarily under the Booking.com, priceline.com and Agoda brands.  In the United States, we also offer customers the ability to purchase other travel services, including airline tickets, rental car days, vacations packages, cruises and destination services through both a traditional, price-disclosed “retail” manner, and through our proprietary demand-collection system known as Name Your Own Price®.  Through TravelJigsaw, which we acquired in May 2010, we offer retail price-disclosed rental car reservations in 80 countries around the world.  These services are made available over the Internet through websites that we own or control, and are provided by major travel suppliers, including more than 150,000 hotel properties worldwide.

International: Price-Disclosed Hotel Reservation Services.  We offer a retail price-disclosed hotel reservation service through our international operations, which consist primarily of Booking.com B.V., one of the world’s leading Internet hotel reservation services, with more than thirty offices worldwide and priceline.com Mauritius Company Limited (formerly known as the Agoda Company, Ltd.), an Internet hotel reservation service with operations primarily in Thailand (“Agoda”).  Booking.com works with over 120,000 chain-owned and independently owned hotels in 99 countries offering hotel reservations on various websites and in 41 languages.  For geographic related information, see Note 18 to the Consolidated Financial Statements.

International: Price-Disclosed Rental Car Reservation Services.  We offer a retail price-disclosed rental car reservation service through TravelJigsaw Limited (“TravelJigsaw”), a Manchester, U.K.-based rental car reservation service, which we acquired in May 2010.  TravelJigsaw has locations in 80 countries in North America, South & Central America, Europe, Asia, Australia, the Caribbean, Africa and the Middle East.  Certain members of our management own a noncontrolling interest in TravelJigsaw.  See Note 13 to the Consolidated Financial Statements for further details.  For geographic related information, see Note 18 to the Consolidated Financial Statements.

United States: Name Your Own Price® Travel Services.  We have developed a unique pricing system known as a “demand collection system” that uses the information sharing and communications power of the Internet to create a different way of pricing services.  We believe our services have created a balance between the interests of buyers, who are willing to accept trade-offs in order to save money, and sellers, who are prepared to generate incremental revenue by selling their services at below retail prices, provided that they can do so without disrupting their existing distribution channels or retail pricing structures.  Our demand collection system allows consumers to specify the price they are prepared to pay when submitting an offer for a particular leisure travel service.  We then access databases in which participating suppliers file secure discounted rates not generally available to the public, to determine whether we can fulfill the customer’s offer and decide whether we want to accept the offer at the price designated by the consumer.  This system uses the flexibility of buyers to enable sellers to accept a lower price in order to sell their excess capacity.  We believe that our demand collection system addresses limitations inherent in traditional seller-driven pricing mechanisms in a manner that offers substantial benefits to both buyers and sellers.  We often refer to services offered through our Name Your Own Price® service as “opaque” services because not all aspects of the travel service are visible to the consumer before making an offer.

United States: Retail Travel Services.  In the United States, we offer customers the ability to purchase price-disclosed hotel room reservations, rental car days, airline tickets, vacation packages, destination services and cruises at retail prices.  In these transactions, the customer typically selects hotel reservation, rental car, airline flight or other travel itineraries from an array of results produced in response to the customer’s request.  These results usually include the identity of the travel supplier, the exact price of the itinerary, and other details relating to the itineraries.  In some circumstances, the customer pays us at the time of reservation, and in other circumstances, the customer pays the travel supplier directly at the time of travel.

We believe that the combination of our retail price-disclosed model and our Name Your Own Price® model allows us to provide a broad array of options to value-conscious travelers, while providing us with diverse streams of revenue.

The Priceline Group Strategy

The online travel category has continued to experience significant worldwide growth as consumer purchasing shifts from traditional off-line channels to interactive online channels.  Measured by room nights booked, we are the leader in the online hotel reservation market internationally and in the deep discount segment of this market in the United States.  Our strategy is to continue to participate broadly in online travel growth by expanding our service offerings and markets.

•                  Maintain and Grow Our Position as the Leading Worldwide Online Hotel Reservation Service.  The size of the travel market outside of the United States is substantially greater than that within the United States.  Historically, Internet penetration rates and e-commerce adoption rates of international consumers have trailed those of the United States.  However, international consumers are moving to online means for purchasing travel.  Accordingly, recent international online travel growth rates have substantially exceeded, and are expected to continue to exceed, the growth rates within the United States.  Prior to 2004, substantially all of our revenues were generated within the United States.  For the year ended December 31, 2010, our international business — the significant majority of which is currently generated by Booking.com — represented approximately 69% of our gross bookings, and contributed approximately 82% of our consolidated operating income during that period.  We expect that our international operations will represent a growing percentage of our total gross bookings and operating income over the long term.  Because of what we believe to be superior growth rate opportunities associated with international online travel, we intend to continue to invest resources to increase the share of our revenues represented by international consumers and capitalize on international travel demand.

The positioning of our Booking.com and Agoda hotel reservation services has given us access to a broader international market.  We intend to use Booking.com and Agoda to further develop our worldwide operations, especially in geographic areas where Internet penetration and e-commerce adoption are growing.  We have begun, and intend to continue, to develop the means to share hotel availability among our brands, which we believe will allow us to better satisfy demand across markets.

We believe that by promoting our brands worldwide, sharing hotel supply and customer flow and applying our industry experiences in the United States and Europe to other international regions, we can further expand our service internationally and maintain and grow our position as the leading worldwide online hotel reservation service.

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

•                  Become a Leading Worldwide Online Rental Car Reservation Service.  In May 2010, we acquired TravelJigsaw, a United Kingdom-based international rental car reservation service.  TravelJigsaw offers its car hire services in more than 4,000 locations in 80 countries in Europe, the Americas, Asia-Pacific, Africa and the Middle East, with customer support provided in 20 languages.

Service Offerings — International

Retail Hotels.  We offer a retail, price-disclosed hotel service worldwide, primarily through our Booking.com and Agoda brands.  Booking.com works with over 120,000 chain-owned and independently owned hotels in 99 countries offering hotel reservations on various websites and in 41 languages.  Hotels participate in Booking.com, which operates under an agency model, and Agoda, which operates primarily under a merchant model, by filing rates in our proprietary extranet.  Hotels may also participate in Agoda via consolidator relationships.

Retail Rental Cars.  In May 2010, we acquired TravelJigsaw, a United Kingdom-based international rental car reservation service.  TravelJigsaw offers its car hire services in more than 4,000 locations in 80 countries in Europe, the Americas, Asia-Pacific, Africa and the Middle East, with customer support provided in 20 languages.  Customers using TravelJigsaw can book a full range of vehicles online through one of TravelJigsaw’s branded websites, or they can reserve their cars by phone.  TravelJigsaw primarily offers its services under a semi-opaque merchant model that allows customers to see the price, vehicle type and rental location, but not the identity of the supplier until the reservation is made.

Service Offerings — United States

Name Your Own Price® Hotels.  Through our Name Your Own Price® hotel room reservation service, customers can make reservations at hotel properties in substantially all major cities and metropolitan areas in the United States and Europe.  Most significant national hotel chains as well as several important real estate investment trusts and independent property owners participate in our Name Your Own Price® service.  Hotels participate by filing secure private discounted rates with related rules accessible through a global distribution system database.  These specific rates generally are not available to the general public or to consolidators and other discount distributors who sell to the public, however, hotel participants may make similar rates available to consolidators or other discount providers under other arrangements.

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

Name Your Own Price® Rental Cars.  Our Name Your Own Price® rental car service is currently available in substantially all major United States airport markets.  The top five brand name airport rental car companies in the United States are seller participants in our rental car program.  Consumers can access our website and select where and when they want to rent a car, what kind of car they want to rent (e.g., economy, compact, mid-size, SUV, etc.) and the price they want to pay per-day, excluding taxes, fees and surcharges.  When we receive an offer, we determine whether to fulfill the offer based upon the available rates and rules.  If a customer’s offer is accepted, it cannot be refunded or changed, and we will immediately reserve the rental car, charge the customer’s credit card and notify the customer of the rental car company and location providing the rental car.

Retail Rental Cars.  We also offer a price-disclosed rental car service on www.priceline.com and other websites that enables our customers in the United States to choose between price-disclosed or Name Your Own Price® rental cars.  Our price-disclosed rental car service operates under the “agency” model, under which we earn a commission upon rental car return, and accommodates one-way and off-airport reservations.  As with our retail airline ticket and hotel reservation services, rental car reservations booked in a retail manner do not have the restrictions associated with our Name Your Own Price® service.  Customers can select the exact rental car brand they want to book and the price of the reservation is disclosed prior to purchase.

Name Your Own Price® Airline Tickets.  There are a total of 12 domestic airlines and 18 international airlines participating in our Name Your Own Price® airline ticket service.

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

Vacation Packages.  Our vacation package service allows consumers in the United States to purchase packages consisting of airfare, hotel and rental car components.  Consumers can select the exact hotel or resort that they want to reserve, and then select either a retail airline ticket or an opaque airline ticket for the air component of their package.  In addition, customers can elect to add a rental car to their package.  Vacation packages are sold at disclosed prices, although consumers cannot determine the exact price of the individual components on our website.

Destination Services.  We currently offer customers in the United States the opportunity to purchase destination services such as parking, event tickets, ground transfers, tours and other services available at their travel destinations.  This service is offered to consumers as part of the process of booking an air, hotel, rental car and vacation reservation, and also as a standalone service.

Cruises.  We also offer price-disclosed cruise trips through World Travel Holdings, Inc. (“WTH”), an agent representing major cruise lines.  Our cruise service allows consumers in the United States to search for and compare cruise pricing and availability information from 21 cruise lines, and to purchase cruises online or through a call center by selecting from our published offerings and prices.  We receive commissions from WTH on successful cruise bookings.

Travel Insurance.  We offer our air, hotel and vacation package customers in the United States an optional travel insurance package that provides coverage for, among other things, trip cancellation, trip interruption, medical expenses, emergency evacuation, and loss of baggage, property and travel documents.  We also offer our rental car customers in the United States the opportunity to purchase collision damage waiver insurance.  The travel insurance is arranged for by BerkelyCare, a division of Affinity Insurance Services, Inc. and underwritten by Stonebridge Casualty Insurance Company, an AEGON Company.  We retain a fee for every optional insurance package purchased by our customers.

While we are currently focused on the travel services described above, over time, we may evaluate the introduction of other services that we believe could enhance the travel experience of our customers.

Marketing and Brand Awareness

Booking.com, priceline.com and Agoda have established widely used and recognized e-commerce brands through aggressive marketing and promotion campaigns.  During 2010, our total online advertising expenses were approximately $552.1 million, a substantial portion of which was spent internationally through Internet search engines and online affiliate marketing.  We also invested approximately $35.7 million in priceline.com-branded offline advertising in the United States.  We intend to continue a marketing strategy to promote brand awareness and the concept that consumers can save money using our services.  Underlying our marketing strategy is our belief that our target market is all consumers, not just Internet-savvy consumers.  We intend to continue to promote our brands aggressively throughout 2011.

As our international operations have become more meaningful contributors to our results, we have seen, and expect to continue to see, changes in our advertising expense.  Specifically, because our international operations utilize Internet search engines and online affiliate marketing, principally through the purchase of travel-related keywords, as principal means of generating traffic to their websites, our online advertising expense has increased significantly since our acquisition of those companies, a trend we expect to continue throughout 2011.

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

•                  large online portal, social networking, group buying and search companies, such as Google, Yahoo! (including Yahoo! Travel), Bing (including Bing Travel), Facebook and Groupon;

•                  traditional travel agencies, wholesalers and tour operators;

•                  online travel search sites such as Kayak.com, Mobissimo.com, FareChase.com, HotelsCombined and SideStep.com (each sometimes referred to as “meta-search” sites) and travel research sites that have search functionality, such as TripAdvisor, Travelzoo and Cheapflights.com; and

•                  operators of travel industry reservation databases such as Galileo, Travelport, Amadeus and Sabre.

Traditional online travel companies have created new promotions and consumer value features in an effort to gain competitive advantage.  For example, in 2009, Travelocity launched an opaque price-disclosed hotel booking service that allows customers to book rooms at a discount because, similar to our Name Your Own Price® hotel booking service, the name of the hotel is not disclosed until after purchase. In addition, in the fourth quarter of 2010, Expedia began making opaque hotel room reservations available on its principal website under the name “Expedia Unpublished Rates.”  If Expedia or Travelocity are successful in growing their opaque hotel service, our share of the discount hotel market in the U.S. could decrease.  Online travel companies have also offered consumers value features such as, without limitation, the elimination and/or reduction of processing fees, the adoption of “best price” guarantees and the waiver of cancellation and change fees.  The elimination of processing fees on retail airline tickets by us and our major competitors, coupled with the recent significant year over year increases in retail air fares, has led consumers to engage in increased shopping behavior before making a purchase.  Increased shopping behavior reduces our advertising efficiency and effectiveness as traffic obtained through online advertising becomes less likely to result in a purchase on our web site.

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

Operations and Technology

Our business is supported by multiple systems platforms, which were designed with an emphasis on scalability, performance and reliability.  The platforms are largely independent among Booking.com, priceline.com, Agoda and TravelJigsaw.  The software platforms and architecture use a variety of tools within each corporate implementation, including server-side Java, C++, ASP, .Net and Perl, and SQL scripts integrated with Oracle, MySQL and Microsoft SQL-servicer relational database systems.  These internal platforms were designed to include open application protocol interfaces that can provide connectivity to vendors in the industries in which we operate.  These include large global systems, such as airline and hotel room reservation systems and financial service providers, as well as individual suppliers, such as individual hotels.  Our Internet servers utilize digital certificates to help us conduct secure communications and transactions, as appropriate.

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

Intellectual Property

We currently hold twenty-eight issued United States patents, Nos. 5,794,207; 5,897,620; 6,085,169; 6,108,639; 6,134,534; 6,240,396; 6,332,129; 6,345,090; 6,356,878; 6,418,415; 6,466,919; 6,484,153; 6,510,418; 6,553,346; 6,993,503; 7,188,176; 7,203,660; 7,333,941; 7,386,508; 7,472,074; 7,526,089: 7,617,491; 7,620,619; 7,664,672; 7,769,612; 7,801,751; 7,848,940; 7,848,945 and over twenty pending United States and foreign patent applications.  All of our issued United States patents expire between September 4, 2016 and December 4, 2027.  We file additional patent applications on new inventions, as appropriate.

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

There has been recent discussion in the press regarding the examination and issuance of so called “business method” patents. As a result, the United States Patent and Trademark Office has indicated that it intends to intensify the review process applicable to such patent applications. The new procedures are not expected to have a direct effect on patents already granted. We cannot anticipate what effect, if any, the new review process will have on our pending patent applications.  In addition, there has been recent discussion in various federal court proceedings regarding the patentability and validity of so called “business method” patents. The U.S. Supreme Court, in a recent decision in Bilski v. Kappos, partially addressed the patentability of so-called business method patents.  We cannot anticipate what effect, if any, any new federal court decision or new legislation will have on our issued patents or pending patent applications.  See “Risk Factors — We face risks related to our intellectual property.”

We hold the exclusive rights to the trade names and service marks PRICELINE® and PRICELINE.COM® in the U.S. and in many foreign countries. Our global service mark portfolio currently comprises over 160 service mark registrations.  In the U.S., we own U.S. Service Mark Registration No. 2,272,659 for PRICELINE® as well as Nos. 2,481,752 and 2,481,112 for PRICELINE.COM®.  We also own U.S. Service Mark Registrations Nos. 2,647,673 for NAME YOUR OWN PRICE®; 2,481,751 for PRICELINEMORTGAGE®; 3,357,458 for PRICELINE EUROPE®; and numerous others. Through our subsidiary Travelweb LLC, we own U. S. Registrations Nos. 2,413,798 and 3,899,961 for TRAVELWEB®. U.S. service mark registrations Nos. 3,435,703 for LOWESTFARE.COM®; Nos. 2750062 and 3763002 for BREEZENET® and BREEZENET.COM®; and No. 2,794,403 for BNM.COM® are registered through another subsidiary, Lowestfare.com LLC.

In addition, we hold European Community Registrations Nos. 3413846 and 3413952 for BOOKINGS®; No. 5752274 for the BOOKING.COM® Logo; and No. 3859618 for ACTIVE HOTELS®.  We also own Benelux Registrations Nos. 762051 and 762054 and French Registration No. 43276223 for the BOOKINGS® service mark. We also own French Registration No. 43276225 for BOOKING. Booking.com owns U.S. common law service mark rights in the BOOKING.COMsm word mark and U.S. Registration No. 3,849,615 for Blue Globe and Suitcase.

We aggressively monitor, protect and enforce our copyrights, service marks, trademarks, trade dress, domain names and trade secrets on an ongoing basis through a combination of laws and contractual restrictions, such as confidentiality agreements and affiliate agreements.  For example, we endeavor to register, maintain and enforce our service marks in the United States and internationally, however, effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are or may be made available online, regardless of our continuous efforts to police and register our marks. See, “Risk Factors —We face risks related to our intellectual property.”

We currently own hundreds of Internet domain names in various top level domains, particularly for purposes of deterring service mark infringement.  Domain names are generally regulated by Internet regulatory bodies such as the World Intellectual Property Organization.  The relationship between trademark and unfair competition laws and domain name registration is still evolving.  The Anticybersquatting Consumer Protection Act in the U.S. and the Uniform Domain Name Dispute Resolution Policy of the Internet Corporation for Assigned Names and Numbers have both significantly enhanced our  ability to deter the infringing registration and use of our service marks in domain names by third parties and to assert our service mark registrations against them.  To maintain our famous marks and prevent the dilution of their distinctiveness, we actively pursue, in the U.S. and abroad, significant infringers, including cybersquatters and typosquatters who for commercial purposes misappropriate our service marks and register misspellings thereof as domain names.  See, “Risk Factors — We face risks related to our intellectual property.”

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

Employees

As of January 31, 2011, we employed approximately 3,400 full-time employees, of which approximately 750 are based in the United States and approximately 2,650 are based in our international offices. We also retain independent contractors to support our customer service, website content translation and system support functions.

We have never had a work stoppage and our employees are not represented by any collective bargaining unit. We consider our relations with our employees to be good. Our future success will depend, in part, on our ability to continue to attract, integrate, retain and motivate highly qualified technical and managerial personnel, for whom competition is intense.

The Priceline Group Websites

We maintain websites with the addresses www.booking.com, www.priceline.com, www.agoda.com and www.carhire3000.com, among others.  We are not including the information contained on our websites as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.  We make available free of charge through the www.priceline.com website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC.  These reports and other information are also available, free of charge, at www.sec.gov.  Alternatively, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  In addition, the priceline.com Incorporated Code of Business Conduct and Ethics is available through the www.priceline.com website and any amendments to or waivers from the Code of Ethics will be disclosed on that website.

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

Booking.com, Agoda and TravelJigsaw face risks related to their growth rate and expansion, and subject us to risks that can adversely affect our operating results.

We derive a substantial portion of our revenues from, and have significant operations, outside of the United States. Our international operations include the Netherlands-based hotel reservation service Booking.com, the Thailand-based hotel reservation service Agoda and the U.K.-based rental car reservation service TravelJigsaw. Each year since 2007, our international operations achieved significant year-over-year growth in their gross bookings (an operating and statistical metric referring to the total dollar value, generally inclusive of all taxes and fees, of all travel services purchased by our customers) and hotel room night reservations.  This growth rate has contributed significantly to our growth in revenue, gross profit and earnings per share.  Over time, Booking.com, Agoda and TravelJigsaw will experience a decline in their growth rate as the absolute level of their gross bookings and unit sales grow larger.  Other factors may also slow the growth rates of our international operations, including, for example, worldwide economic conditions, any strengthening of the U.S. Dollar versus the Euro, declines in hotel average daily rates (“ADRs”), increases in cancellations, travel market conditions and the competitiveness of the market.  A decline in the growth rates of our international operations could have a negative impact on our future revenue and earnings per share growth rates and, as a consequence, our stock price.

The strategy of Booking.com, Agoda and TravelJigsaw involves rapid expansion into regions around the world, including Europe, Asia-Pacific, North America, South America and elsewhere, many of which have different customs, different levels of customer acceptance of the Internet and different legislation, regulatory environments, tax laws and levels of political stability.  In addition, compliance with foreign legal, regulatory or tax requirements will place demands on our time and resources, and we may nonetheless experience unforeseen and potentially adverse legal, regulatory or tax consequences.  If Booking.com, Agoda and TravelJigsaw are unsuccessful in rapidly expanding into other countries, our business, results of operations and financial condition would be adversely affected.

We are dependent on the travel industry.

Our financial prospects are significantly dependent upon our sale of travel services.  Travel, including hotel room reservations, rental car reservations and airline tickets, is dependent on discretionary spending levels. As a result, sales of travel services tend to decline during general economic downturns and recessions.  Accordingly, the recent worldwide recession led to a weakening in the fundamental demand for our services and an increase in the number of customers who cancelled existing travel reservations with us.  In addition, unforeseen events beyond our control, such as terrorist attacks, unusual weather patterns, including natural disasters such as hurricanes, tsunamis or earthquakes and other weather phenomena such as the volcanic ash cloud that grounded European air travel for several days in April 2010, travel related health concerns including pandemics and epidemics such as H1N1 influenza (swine flu), avian bird flu and SARS, political instability, regional hostilities, increases in fuel prices, imposition of taxes or surcharges by regulatory authorities and travel related accidents, also may adversely affect the travel industry and our business and results of operations.  Further, work stoppages or labor unrest at any of the major airlines could materially adversely affect the airline industry and, as a consequence, have a material adverse effect on our business, results of operations and financial condition.

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

We are dependent on certain suppliers.

Our arrangements with the hotel, airline and rental car suppliers that participate in our system — either Name Your Own Price® or price-disclosed service — generally do not require them to provide any specific quantity of hotel room reservations, airline tickets or rental cars, or to make room reservations, tickets or cars available for any particular route, in any geographic area or at any particular price.  During the course of our business, we are in continuous dialogue with our major suppliers about the nature and extent of their participation in our system. The significant reduction on the part of any of our major suppliers of their participation in our system for a sustained period of time or their complete withdrawal could have a material adverse effect on our business, results of operations and financial condition.

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

In addition, certain hotels have begun initiatives to reduce margins received by third party intermediaries on retail merchant transactions, which is the primary method we employ to distribute retail hotel room reservations in the United States.  Many hotels distribute room reservations through their own websites and therefore might increase negotiated rates for merchant rate hotel room reservations sold through our merchant price-disclosed hotel service, decreasing the margin available to us.  While our merchant price-disclosed hotel agreements with our leading hotel suppliers provide for specified discounts, if one or more participating hotels were to require us to limit our merchant margins, upon contract renewal or otherwise, it could have an adverse effect on our business, results of operations and financial condition.

With respect to our airline suppliers, the airline industry has experienced a shift in market share from full-service carriers to low-cost carriers that focus primarily on discount fares to leisure destinations and we expect this trend to continue.  Some low-cost carriers, such as Southwest, have not historically distributed their tickets through us or other third-party intermediaries.  In addition, certain airlines have significantly limited or eliminated sales of airline tickets through opaque channels, preferring to consistently show the lowest available price on their own website.  Since the start of the worldwide recession, domestic airline capacity has been significantly reduced, which reduces the number of airline tickets available to our customers and the amount of discounted airline tickets available for our Name Your Own Price® business.  During 2010, airlines significantly increased their average fares compared to 2009, which adversely impacts travel demand.  Reduced airline capacity and lower travel demand negatively impact our priceline.com air business, which in turn has negative repercussions on our priceline.com hotel and rental car businesses, and could have a material adverse effect on our business, results of operations and financial condition.  Conversely, decreased airfares can adversely impact our Name Your Own Price® airline tickets sales by reducing the amount of absolute dollar savings as compared to retail airline tickets.

We could be adversely affected by changes in the airline industry, and, in many cases, we will have no control over such changes or their timing.  Recently, there has been significant domestic airline industry consolidation, as evidenced by mergers of United Air Lines with Continental Airlines and Delta Air Lines with Northwest Airlines, as well as the recently announced future acquisition of AirTran by Southwest Airlines.  If one of our major airline suppliers merges or consolidates with, or is acquired by, another company that either does not participate in the priceline.com system or that participates on substantially lower levels, the surviving company may elect not to participate in our system or to participate at lower levels than the previous supplier.  For example, in September 2010, Southwest Airlines announced that it entered into an agreement to acquire AirTran.  AirTran has participated in our Name Your Own Price® system on only a limited basis, but Southwest Airlines has never participated.  In fact, Southwest Airlines does not currently distribute airline tickets through any online travel agent or permit its fares to appear in comparative fare displays.  If AirTran fares are taken out of the online marketplace as a result of this acquisition, those fares would no longer be available to us.  Similarly, United Air Lines has historically participated in our Name Your Own Price® system at a high level, while Continental Airlines has historically participated at a much lower level.  We cannot predict the effects that the acquisition of AirTran by Southwest Airlines or the merger of United Air Lines with Continental Airlines will have on our business.

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

Some travel suppliers are encouraging third-party travel intermediaries, such as us, to develop technology to bypass the traditional GDSs, such as enabling direct connections to the travel suppliers or using alternative global distribution methods.  For example, in December 2010, American Airlines terminated its participation in the Orbitz service and withdrew its fares from the Orbitz website.  This is consistent with an effort on the part of American Airlines, and the airline industry in general, to reduce distribution costs.  American Airlines’ termination of its distribution arrangement with Orbitz could be indicative of the airlines in general becoming more aggressive toward requiring online travel agents to implement direct connections.  In addition, in December 2010, Expedia preemptively removed American Airlines flights from its site as its contract with American was set to expire on December 31, 2010.  It is feasible that a dispute between an airline and a GDS could lead to an airline removing its fares from the GDS.  Despite the fact that such a dispute may not involve us, our business could be adversely affected if we are denied access to airfares in a major GDS.  During 2010, we implemented a direct connection with American Airlines.  Development and implementation of the technology to enable additional direct connections to travel suppliers could cause us to incur additional operating expenses, increase the frequency/duration of system problems and delay other projects.  In addition, any additional migration toward direct connections would reduce the compensation we receive from GDSs.

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

Avis is currently in discussions to acquire the Dollar-Thrifty Automotive Group.  The merger or acquisition of the Dollar-Thrifty Automotive Group by Avis or another rental car company could result in a decrease of rental car reservations available to our rental car service. If another major rental car supplier merges or consolidates with, or is acquired by, another company that either does not participate in the priceline.com system or that participates on substantially lower levels, the surviving company may elect not to participate in our system or to participate at lower levels than the previous supplier.  The loss of any rental car supplier participant in our Name Your Own Price® system could result in other rental car suppliers electing to terminate or reduce their participation in the Name Your Own Price® system, which would negatively impact our business, results of operations and financial condition.  Similarly, industry consolidation and any resulting reduction in rental car capacity would limit the amount of availability for TravelJigsaw’s rental car service.  Furthermore, many major rental car companies are highly leveraged and the worldwide recession creates the potential for severe financial difficulty, including without limitation, the inability of a rental car company to refinance its debt, restructure its operations or emerge from a bankruptcy, any of which could lead to a reduction in rental car supply made available to us.  In addition, fewer independent suppliers reduces opacity and competition among suppliers.  In such event, if we are unable to divert sales to other suppliers, our business, results of operations and financial condition may be adversely affected.

In addition, any disruption in the supply of vehicles or the ability to dispose of vehicles by rental car companies could impact the ability of the rental car companies to match their fleet supply with demand, which could adversely impact our business.  If the rental car industry is faced with excess supply, rental car companies may lower retail rental car rates, which could be beneficial to our retail rental car business, but detrimental to our Name Your Own Price® business.  Retail rental car rates decreased during the year ended December 31, 2010 compared to the same period in 2009 (despite Toyota’s January 2010 recall of over 8 million vehicles due to faulty accelerator pedals, which led to a strain on rental car companies’ fleets and temporarily increased retail rental car rates).  Because rental car days are typically less expensive than airline tickets or hotel room night reservations, a reduction in retail rental car rates has a disproportionately adverse effect on sales of Name Your Own Price® rental car days since customers may be less likely to accept the trade-offs associated with that service.  If the industry is faced with a shortage of vehicles, rental car companies may further reduce the number of car reservations they distribute through our service or increase the negotiated rates at which they are willing to provide car reservations.  For example, since the recent worldwide recession, the rental car industry has generally reduced its fleet capacity, which has limited the amount of discounted rental car days available for our Name Your Own Price® rental car service.

We are exposed to fluctuations in currency exchange rates.

As a result of the growth of Booking.com and Agoda, and the acquisition of TravelJigsaw, we are conducting a significant portion of our business outside the United States and are reporting our results in U.S. Dollars.  As a result, we face exposure to adverse movements in currency exchange rates as the financial results of our international operations are translated from local currency (principally the Euro and the British Pound Sterling) into U.S. Dollars upon consolidation.  Our international operations contributed approximately $1.4 billion to our revenues for the year ended December 31, 2010, respectively, which compares to $852.0 million for the year ended December 31, 2009 (year-over-year growth of approximately 70%).  Revenue attributable to our international operations increased on a local currency basis by approximately 77% in the year ended December 31, 2010, compared to the same period in 2009.  Booking.com, Agoda and TravelJigsaw also face foreign exchange risk as their foreign-denominated revenues, expenses, receivables and payables are translated into their respective functional currencies.  For example, in the fourth quarter of 2010, the U.S. Dollar was stronger against the Euro and the British Pound Sterling, relative to the fourth quarter of 2009, which negatively impacted the growth rates of our Euro and British Pound Sterling denominated gross bookings, gross profit and net income as expressed in U.S. Dollars.

In early 2010, Greece and certain other European Union countries with high levels of sovereign debt had difficulty refinancing that debt and central bank intervention was required, causing significant devaluation of the Euro relative to other currencies, such as the U.S. Dollar, and concerns that sovereign defaults could lead to devaluation or abandonment of the common currency.  Sovereign debt issues could lead to further significant, and potentially longer-term, devaluation of the Euro against the U.S. Dollar, which would adversely impact our Euro-denominated net assets, gross bookings, revenues, operating expenses, and net income as expressed in U.S. Dollars.  In addition, many governments around the world, including the U.S. government, are operating at very large financial deficits.  Disruptions in the economies of such governments could cause, contribute to or be indicative of, deteriorating macro-economic conditions. Furthermore, governmental austerity measures aimed at reducing deficits could impair the economic recovery and adversely affect travel demand.

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

•                  large online portal, social networking, group buying and search companies, such as Google, Yahoo! (including Yahoo! Travel), Bing (including Bing Travel), Facebook and Groupon;

•                  traditional travel agencies, wholesalers and tour operators;

•                  online travel search sites such as Kayak.com, Mobissimo.com, FareChase.com, HotelsCombined and SideStep.com (each sometimes referred to as “meta-search” sites) and travel research sites that have search functionality, such as TripAdvisor, Travelzoo and Cheapflights.com; and

•                  operators of travel industry reservation databases such as Galileo, Travelport, Amadeus and Sabre.

Competition in domestic online travel remains intense and traditional online travel companies are creating new promotions and consumer value features in an effort to gain competitive advantage.  For example, in 2009, Travelocity launched an opaque price-disclosed hotel booking service that allows customers to book rooms at a discount because, similar to our Name Your Own Price® hotel booking service, the name of the hotel is not disclosed until after purchase. In addition, in the fourth quarter of 2010, Expedia began making opaque hotel room reservations available on its principal website under the name “Expedia Unpublished Rates.”  If Expedia or Travelocity are successful in growing their opaque hotel service, our share of the discount hotel market in the U.S. could decrease.  Online travel companies have also offered consumers value features such as, without limitation, the elimination and/or reduction of processing fees, the adoption of “best price” guarantees and the waiver of cancellation and change fees.  The elimination of processing fees on retail airline tickets by us and our major competitors, coupled with the recent significant year over year increases in retail air fares, has led consumers to engage in increased shopping behavior before making a purchase.  Increased shopping behavior reduces our advertising efficiency and effectiveness as traffic obtained through online advertising becomes less likely to result in a purchase on our web site.

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

A number of jurisdictions have initiated lawsuits against on-line travel companies, including us, related to, among other things, the payment of hotel occupancy and other taxes (i.e., state and local sales tax).  In addition, a number of municipalities have initiated audit proceedings, issued proposed tax assessments or started inquiries relating to the payment of hotel occupancy and other taxes.  Please see Item 3 — Legal Proceedings and Note 16 to the Consolidated Financial Statements for a description of these pending cases and proceedings.  Additional state and local jurisdictions are likely to assert that we are subject to, among other things, hotel occupancy and other taxes (i.e., state and local sales tax) and could seek to collect such taxes, either retroactively or prospectively, or both.

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

Litigation is subject to uncertainty and there could be adverse developments in these pending or future cases and proceedings.  For example, in October 2009, a jury in a San Antonio class action found that we and the other online travel companies that are defendants in the lawsuit “control” hotels for purposes of the local hotel occupancy tax ordinances at issue and are, therefore, subject to the requirements of those ordinances.  An unfavorable outcome or settlement of pending litigation may encourage the commencement of additional litigation, audit proceedings or other regulatory inquiries.  In addition, an unfavorable outcome or settlement of these actions or proceedings could result in substantial liabilities for past and/or future bookings, including, among other things, interest, penalties, punitive damages and/or attorney fees and costs.  There have been, and will continue to be, substantial ongoing costs, which may include “pay to play” payments, associated with defending our position in pending and any future cases or proceedings. An adverse outcome in one or more of these unresolved proceedings could have a material adverse effect on our business and results of operations and could be material to our earnings or cash flows in any given operating period.

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

Our revenues and operating results have varied significantly from quarter to quarter because our business experiences seasonal fluctuations, which reflect seasonal trends for the travel services offered by our websites. Traditional leisure travel bookings in the United States are higher in the second and third calendar quarters of the year as consumers take spring and summer vacations. In the first and fourth quarters of the calendar year, demand for travel services in Europe and the United States generally declines from a seasonal perspective.  Furthermore, prior to introducing a retail travel option to our customers, substantially all of our business was conducted under the Name Your Own Price® system and accordingly, because those services are non-refundable in nature, we recognize travel revenue at the time a booking was generated.  We recognize revenue generated from our retail hotel service, however, including Booking.com and Agoda, at the time that the customer checks out of the hotel.  As a result, we have seen and expect to continue to see, that a meaningful amount of retail hotel bookings generated earlier in the year, as customers plan and reserve their spring and summer vacations, will not be recognized until future quarters.  This could result in a disproportionate amount of our annual earnings being recognized in later quarters.

Our results may also be affected by seasonal fluctuations in the supply made available to us by airlines, hotels and rental car suppliers.

Our revenues and operating results may continue to vary significantly from quarter to quarter because of these factors. As a result, quarter-to-quarter comparisons of our revenues and operating results may not be meaningful.  For example, over the last several years we have experienced strong growth in the number of hotel room nights booked through our hotel reservation services.  However, given the sheer size of our hotel reservation business, we believe it is highly likely that our year-over-year room night reservation growth rates will generally decelerate on a quarterly sequential basis in future periods.  For example, in the first quarter of 2010, we experienced a mild deceleration in year-over-year hotel room night reservation growth as compared to the year-over-year growth rate in the fourth quarter of 2009.  The unit growth rate decelerated further in the second quarter of 2010 due in part to (1)  travel disruptions caused by the April 2010 eruption of a volcano in Iceland, (2) general uncertainty about the European economy and (3) substantial increases in airfares, which can negatively impact overall travel demand.  As the volcanic activity subsided, macroeconomic concerns in Europe abated and airfare increases moderated, our third quarter year-over-year hotel room night reservation growth rate accelerated, and then reverted to the pattern of deceleration in the fourth quarter 2010.

Because of these fluctuations and uncertainties, our operating results may fail to meet the expectations of securities analysts and investors. If this happens, the trading price of our common stock would be adversely affected.

There can be no assurance that we can maintain our “Innovation Box Tax” benefit

Effective January 1, 2010, the Netherlands modified its corporate income tax law related to income generated from qualifying “innovative” activities (the “Innovation Box Tax”).   Earnings that qualify for the Innovation Box Tax will effectively be taxed at the rate of 5% rather than the Dutch statutory rate of 25.5% (25% as of 2011).  Booking.com obtained a ruling from the Dutch tax authorities in February 2011 confirming that a portion of its earnings (“qualifying earnings”) is eligible for Innovation Box Tax treatment.   The ruling from the Dutch tax authorities is valid from January 1, 2010 through December 31, 2013 (the “Initial Period”).

In order to be eligible for Innovation Box Tax treatment, Booking.com must, among other things, apply for and obtain a research and development (“R&D”) certificate from a Dutch governmental agency every six months confirming that the activities that Booking.com intends to be engaged in over the subsequent six month period are “innovative.”  Should Booking.com fail to secure such a certificate in any such period — for example, because the governmental agency does not view Booking.com’s new or anticipated activities as “innovative” — or should this agency determine that the activities contemplated to be performed in a prior period were not performed as contemplated or did not comply with the agency’s requirements, Booking.com may lose its certificate and, as a result, the Innovation Box Tax benefit may be reduced or eliminated.

After the Initial Period, Booking.com intends to reapply for continued Innovation Box Tax treatment for future periods.  There can be no assurance that Booking.com’s application will be accepted, or that the amount of qualifying earnings or applicable tax rates will not be reduced at that time.  In addition, there can be no assurance that the tax law will not change in 2011 and/or future years resulting in a reduction or elimination of the tax benefit.

The loss of the Innovation Box Tax benefit in future periods could adversely impact our results of operations.

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

The security of data when engaging in electronic commerce is essential in maintaining consumer and supplier confidence in our services. Substantial or ongoing security breaches whether instigated internally or externally on our system or other Internet based systems could significantly harm our business. We currently require customers who use certain of our services to guarantee their offers with their credit card, either online or, in some instances, through our toll-free telephone service. It is possible that advances in computer circumvention capabilities, new discoveries or other developments, including our own acts or omissions, could result in a compromise or breach of customer transaction data.

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

We also face risks associated with security breaches affecting third parties conducting business over the Internet. Consumers generally are concerned with security and privacy on the Internet, and any publicized security problems could inhibit the growth of the Internet and, therefore, our services as a means of conducting commercial transactions.  Additionally, security breaches at third parties such as supplier or distributor systems upon which we rely could result in negative publicity, damage our reputation, expose us to risk of loss or litigation and possible liability and subject us to regulatory penalties and sanctions.  Some of our business is conducted with third party marketing affiliates, which may generate travel reservations through our infrastructure or through other systems.  A security breach at such a third party could be perceived by consumers as a security breach of our systems and could result in negative publicity, damage our reputation, expose us to risk of loss or litigation and possible liability and subject us to regulatory penalties and sanctions.  In addition, such third parties may not comply with applicable disclosure requirements, which could expose us to liability.

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

We have rapidly and significantly expanded our international operations and anticipate expanding further to pursue growth of our service offerings and customer base. For example, the number of our employees worldwide has grown from less than 700 in the first quarter of 2007, to approximately 3,400 as of December 31, 2010, which growth is mostly comprised of hires by or for our international operations.  Such expansion increases the complexity of our business and places a significant strain on our management, operations, technical performance, financial resources and internal financial control and reporting functions.

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

We depend upon Chase Paymentech to process our U.S. credit card transactions; Global Collect and others to process Agoda credit card transactions; and Wright Express to provide credit card numbers which we use as a payment mechanism for merchant hotel transactions. If any of these providers were wholly or partially compromised, our cash flows could be disrupted until such a time as a replacement process could be put in place with a different vendor.  As we add complexity to our systems infrastructure by adding new suppliers and distribution, our total system availability could decline and our results could suffer.

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

We do not have a completely formalized disaster recovery plan in every geographic region in which we conduct business.  In the event of certain system failures, we may not be able to switch to back-up systems immediately and the time to full recovery could be prolonged.  Like many online businesses, we have experienced system failures from time to time. In addition to placing increased burdens on our engineering staff, these outages create a significant amount of user questions and complaints that need to be addressed by our customer support personnel. Any unscheduled interruption in our service could result in an immediate loss of revenues that can be substantial, increase customer service cost and cause some users to switch to our competitors. If we experience frequent or persistent system failures, our reputation and brand could be permanently harmed. We have been taking steps to increase the reliability and redundancy of our systems. These steps are expensive, may reduce our margins and may not be successful in reducing the frequency or duration of unscheduled downtime.

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

Our financial results will likely be materially impacted by payment of cash income taxes in the future.

Until our domestic net operating loss carryforwards are utilized or expire, we do not expect to make payments on our U.S. income for the foreseeable future, except for U.S. federal alternative minimum tax and state income taxes.  However, we expect to pay foreign taxes on our foreign income.  We expect that our international operations will grow their pretax income at higher rates than the U.S. over the long term and, therefore, it is our expectation that our cash tax payments will increase as our international operations generate an increasing share of our pretax income.

We may have exposure to additional tax liabilities.

As an international corporation with offices in over 100 countries around the world, we are subject to income taxes as well as non-income based taxes, in both the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities.

Changes in tax laws or tax rulings may have a significantly adverse impact on our effective tax rate. For example, proposals for fundamental U.S. international tax reform, such as certain proposals by President Obama’s Administration, if enacted, could have a significant adverse impact on our effective tax rate.

Although we believe that our tax estimates are reasonable, there is no assurance that the final determination of tax audits or tax disputes will not be different from what is reflected in our historical income tax provisions and accruals.

We are also subject to non-income based taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes, in both the United States and various foreign jurisdictions. From time to time, we are under audit by tax authorities with respect to these non-income based taxes and may have exposure to additional non-income based tax liabilities.

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

We may experience similar risks in connection with any future acquisitions. We may not be successful in addressing these risks or any other problems encountered in connection with the acquisitions of Booking.com B.V., Booking.com Limited, Agoda or TravelJigsaw, or that we could encounter in future acquisitions, which would harm our business or cause us to fail to realize the anticipated benefits of our acquisitions.  As of December 31, 2010, we had approximately $702 million assigned to the intangible assets and goodwill of Booking.com B.V., Booking.com Limited, Agoda and TravelJigsaw, and therefore, the occurrence of any of the risks identified above could result in a material adverse impact, including an impairment of these assets, which could cause us to have to record a charge for impairment.  Any such charge could adversely impact our operating results, which would likely cause our stock price to decline significantly.

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

We rely on the value of the Booking.com, priceline.com and Agoda.com brands, along with others, and the costs of maintaining and enhancing our brand awareness are increasing.

We believe that maintaining and expanding the Booking.com, priceline.com and Agoda brands, and other owned brands, including Lowestfare.com, rentalcars.com, Breezenet.com, MyTravelGuide.com, Travelweb, hotelroom.com, TravelJigsaw and Car Hire 3000, are important aspects of our efforts to attract and expand our user and advertiser base.  As our larger competitors spend increasingly more on advertising, we are required to spend more in order to maintain our brand recognition.  In addition, we have spent considerable money and resources to date on the establishment and maintenance of the Booking.com, priceline.com and Agoda brands, and we will continue to spend money on, and devote resources to advertising, marketing and other brand building efforts to preserve and enhance consumer awareness of our brands. We may not be able to successfully maintain or enhance consumer awareness of these brands, and, even if we are successful in our branding efforts, such efforts may not be cost-effective. If we are unable to maintain or enhance customer awareness of our brands in a cost-effective manner, our business, results of operations and financial condition would be adversely affected.

We are exposed to various counterparty risks.

We are party to derivative instruments to hedge our exposure to potential dilution upon conversion of certain of our convertible senior notes.  The counterparties to our Conversion Spread Hedges are Goldman Sachs and Merrill Lynch.  Under the Conversion Spread Hedges, we are entitled to purchase from the counterparties approximately 4.3 million shares of our common stock (the number of shares underlying the 2013 Notes) at a strike price of $40.38 per share (subject to adjustment in certain circumstances) and the counterparties are entitled to purchase from us approximately 4.3 million shares of our common stock at a strike price of $50.47 per share (subject to adjustment in certain circumstances).  The Conversion Spread Hedges increase the effective conversion price of the 2013 Notes to $50.47 per share from our perspective and are designed to reduce the potential dilution upon conversion of the 2013 Notes. If the market value per share of our common stock at maturity is above $40.38, the Conversion Spread Hedge will entitle us to receive from the counterparties net shares of our common stock based on the excess of the then current market price of our common stock over the strike price of the hedge (up to $50.47).  If any of the counterparties to these derivative instruments were to liquidate, declare bankruptcy or otherwise cease operations, it may not satisfy its obligations under these derivative instruments.  In such event, our fully diluted share count would be increased, which would negatively impact our fully diluted earnings per share.

We will be subject to increased income taxes in the event that our foreign cash balances are remitted to the United States.

As of December 31, 2010, we held approximately $949 million of cash and short-term liquid investments outside of the United States.  To date, we have used our foreign cash to reinvest in our foreign operations.  It is our current expectation to make further investments in our foreign operations with our foreign cash.  If our foreign cash balances continue to grow and our ability to reinvest those balances diminishes, it will become increasingly likely that we will repatriate some of our foreign cash balances to the United States.  In such event, we would likely be subject to additional income tax expenses in the United States with respect to our unremitted foreign earnings.  We would not incur an increase in tax payments unless we repatriate the cash and no longer have net operating loss carryforwards available to offset the taxable income.  Additionally, if we were to repatriate foreign cash to the U.S., it would use a portion of our domestic net operating loss carryforward which could result in us being subject to cash income taxes on the earnings of our domestic business sooner than would otherwise have been the case.

In addition, on February 1, 2011, U.S. President Barack Obama proposed significant changes to the U.S. international tax laws that would limit U.S. deductions for interest expense related to un-repatriated foreign-source income and modify the U.S. foreign tax credit rules.  We cannot determine whether all of these proposals will be enacted into law or what, if any, changes may be made to such proposals prior to their being enacted into law.  If the U.S. tax laws change in a manner that increases our tax obligation, our results could suffer.

Regulatory and legal uncertainties could harm our business.

The services we offer are regulated by regulations (including without limitation laws, ordinances, rules and other regulations) of national and local governments and regulatory authorities around the world. Our ability to provide our services is and will continue to be affected by such regulations. The implementation of unfavorable regulations or unfavorable interpretations of existing regulations by judicial or regulatory bodies could require us to incur significant compliance costs, cause the development of the affected markets to become impractical and otherwise have a material adverse effect on our business, results of operations and financial condition.

Compliance with international and U.S. laws and regulations that apply to our international operations increases our cost of doing business in foreign jurisdictions. These laws and regulations include U.S. laws such as the Foreign Corrupt Practices Act, and local laws which also prohibit corrupt payments to governmental officials, data privacy requirements, labor relations laws, tax laws, anti-competition regulations and consumer protection laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. Any such violations could result in prohibitions on our ability to offer our services in one or more countries, could delay or prevent potential acquisitions, and could also materially damage our reputation, our brands, our international expansion efforts, our ability to attract and retain employees, our business and our operating results. Our success depends, in part, on our ability to anticipate these risks and manage these difficulties.  We are also subject to a variety of other risks and challenges in managing an organization operating in various countries, including those related to:

•      general economic conditions in each country or region;

•      fluctuations in currency exchange rates and related impacts to our operating results;

•      regulatory changes;

•      political unrest, terrorism and the potential for other hostilities;

•      public health risks, particularly in areas in which we have significant operations;

•      longer payment cycles and difficulties in collecting accounts receivable;

•      additional complexity to comply with regulations in multiple tax jurisdictions, as well as overlapping tax regimes;

•      our ability to repatriate funds held by our foreign subsidiaries to the United States at favorable tax rates;

•      difficulties in transferring funds from or converting currencies in certain countries; and reduced protection for intellectual property rights in some countries.

Our business has grown substantially over the last several years and continues to expand into new geographical locations.  In addition, we have made efforts and expect to make further efforts to integrate supply across our various demand platforms.  These changes add to complexity in tax compliance, and our increased size and operating history may increase the likelihood that we will be subject to audits by taxing authorities in various jurisdictions.  To date, we have been audited in several taxing jurisdictions with no significant adjustments as a result.  If future audits found that additional taxes were due, we may be subject to tax liabilities, possibly including interest and penalties, which could have a material adverse impact on our financial conditions and results of operations.

In addition, the strategy of Booking.com, Agoda and TravelJigsaw involves rapid expansion into regions around the world, including Europe, Asia, North America, South America and elsewhere, many of which have different legislation, regulatory environments, tax laws and levels of political stability.  In September 2010, the United Kingdom’s Office of Fair Trading (“OFT”), the competition authority in the U.K., announced it was conducting a formal early stage investigation into suspected breaches of competition law in the hotel online booking sector and had written to a number of parties in the industry to request information.  Specifically, the investigation focuses upon whether there are agreements or concerted practices between hotels and online travel companies and/or hotel room reservation “wholesalers” relating to the fixed or minimum resale prices of hotel room reservations.  In September 2010, Booking.com B.V. and priceline.com Incorporated, on behalf of Booking.com, received a Notice of Inquiry from the OFT; we and Booking.com are cooperating with the OFT’s investigation.  We are unable at this time to predict the outcome of the OFT’s investigation and the impact, if any, on our business and results of operations.  Compliance with foreign legal, regulatory or tax requirements will place demands on our time and resources, and we may nonetheless experience unforeseen and potentially adverse legal, regulatory or tax consequences.

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

There has been recent discussion in the press regarding the examination and issuance of so called “business method” patents. As a result, the United States Patent and Trademark Office has indicated that it intends to intensify the review process applicable to such patent applications. The new procedures are not expected to have a direct effect on patents already granted. We cannot anticipate what effect, if any, the new review process will have on our pending patent applications.  In addition, there has been recent discussion in various federal court proceedings regarding the patentability and validity of so called “business method” patents. The U.S. Supreme Court, in a recent decision in Bilski v. Kappos, partially addressed the patentability of so-called business method patents.  We cannot anticipate what effect, if any, any new federal court decision or new legislation will have on our issued patents or pending patent applications.

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

Additionally, some travel suppliers are encouraging third-party travel intermediaries, such as us, to develop technology to bypass the traditional GDSs, such as enabling direct connections to the travel suppliers or using alternative global distribution methods.  For example, in December 2010, American Airlines terminated its participation in the Orbitz service and withdrew its fares from the Orbitz website.  This is consistent with an effort on the part of American Airlines, and the airline industry in general, to reduce distribution costs.  American Airlines’ termination of its distribution arrangement with Orbitz could be indicative of the airlines in general becoming more aggressive toward requiring online travel agents to implement direct connections.  In addition, in December 2010, Expedia preemptively removed American Airlines flights from its site as its contract with American was set to expire on December 31, 2010.  It is feasible that a dispute between an airline and a GDS could lead to an airline removing its fares from the GDS.  Despite the fact that such a dispute may not involve us, our business could be adversely affected if we are denied access to airfares in a major GDS.  During 2010, we implemented a direct connection with American Airlines.  Development and implementation of the technology to enable additional direct connections to travel suppliers could cause us to incur additional operating expenses, increase the frequency/duration of system problems and delay other projects.  In addition, any additional migration toward direct connections would reduce the compensation we receive from GDSs.

We are party to legal proceedings which, if adversely decided, could materially adversely affect us.

We are a party to the legal proceedings described in Item 3 and Note 16 to the Consolidated Financial Statements.  The defense of the actions described in Item 3 and Note 16 may increase our expenses and an adverse outcome in any of such actions could have a material adverse effect on our business and results of operations.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our executive, administrative, operating offices and network operations center are located in approximately 70,000 square feet of leased office space located in Norwalk, Connecticut.  We also lease approximately 49,000 square feet of office space in Grand Rapids, Michigan.  Booking.com Limited leases approximately 16,000 square feet of office space, primarily in Cambridge, England.  Booking.com B.V. leases approximately 198,000 square feet of office space in Amsterdam, Netherlands and in 20 other countries in support of its international operations.  Agoda leases approximately 42,000 square feet of office space in Bangkok, Thailand, and in 14 other countries in support of its international operations.  TravelJigsaw leases approximately 22,000 square feet of office space in Manchester, England.  We do not own any real estate as of February 1, 2011.

We believe that our existing facilities are adequate to meet our current requirements, and that suitable additional or substitute space will be available as needed to accommodate any further expansion of corporate operations.

Item 3.  Legal Proceedings

Litigation Related to Hotel Occupancy and Other Taxes

We and certain third-party defendant online travel companies are currently involved in approximately fifty lawsuits, including certified and putative class actions, brought by or against states, cities and counties over issues involving the payment of hotel occupancy and other taxes (i.e., state and local sales tax) and our “merchant” hotel business.  Our subsidiaries Lowestfare.com LLC and Travelweb LLC are named in some but not all of these cases.  Generally, each complaint alleges, among other things, that the defendants violated each jurisdiction’s respective hotel occupancy tax ordinance with respect to the charges and remittance of amounts to cover taxes under each law.  Each complaint typically seeks compensatory damages, disgorgement, penalties available by law, attorneys’ fees and other relief.  We are also involved in one consumer lawsuit relating to, among other things, the payment of hotel occupancy taxes and service fees.  In addition, approximately sixty municipalities or counties, and at least six states, have initiated audit proceedings (including proceedings initiated by more than forty municipalities in California), issued proposed tax assessments or started inquiries relating to the payment of hotel occupancy and other taxes (i.e., state and local sales tax).  Additional state and local jurisdictions are likely to assert that we are subject to, among other things, hotel occupancy and other taxes (i.e., state and local sales tax) and could seek to collect such taxes, retroactively and/or prospectively.

With respect to the principal claims in these matters, we believe that the ordinances at issue do not apply to the service we provide, namely the facilitation of reservations, and, therefore, that we do not owe the taxes that are claimed to be owed.  Rather, we believe that the ordinances at issue generally impose hotel occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations.  In addition, in many of these matters, municipalities have asserted claims for “conversion” — essentially, that we have collected a tax and wrongfully “pocketed” those tax dollars — a claim that we believe is without basis and have vigorously contested.  The municipalities that are currently involved in litigation and other proceedings with us, and that may be involved in future proceedings, have asserted contrary positions and will likely continue to do so.  From time to time, we have found it expedient to settle, and may in the future agree to settle, claims pending in these matters without conceding that the claims at issue are meritorious or that the claimed taxes are in fact due to be paid.

In connection with some of these tax audits and assessments, we may be required to pay any assessed taxes, which amounts may be substantial, prior to being allowed to contest the assessments and the applicability of the ordinances in judicial proceedings.  This requirement is commonly referred to as “pay to play” or “pay first.”  For example, the City of San Francisco assessed us approximately $3.4 million (an amount that includes interest and penalties) relating to hotel occupancy taxes, which we paid in July 2009.  Payment of these amounts, if any, is not an admission that we believe we are subject to such taxes and, even if such payments are made, we intend to continue to assert our position vigorously.  We have successfully argued against a “pay first” requirement asserted in another California proceeding.

Litigation is subject to uncertainty and there could be adverse developments in these pending or future cases and proceedings.  For example, in October 2009, a jury in a San Antonio class action found that we and the other online travel companies that are defendants in the lawsuit “control” hotels for purposes of the local hotel occupancy tax ordinances at issue and are, therefore, subject to the requirements of those ordinances.  An unfavorable outcome or settlement of pending litigation may encourage the commencement of additional litigation, audit proceedings or other regulatory inquiries.  In addition, an unfavorable outcome or settlement of these actions or proceedings could result in substantial liabilities for past and/or future bookings, including, among other things, interest, penalties, punitive damages and/or attorney fees and costs.  There have been, and will continue to be, substantial ongoing costs, which may include “pay first” payments, associated with defending our position in pending and any future cases or proceedings.  An adverse outcome in one or more of these unresolved proceedings could have a material adverse effect on our business and results of operations and could be material to our earnings or cash flow in any given operating period.

To the extent that any tax authority succeeds in asserting that we have a tax collection responsibility, or we determine that we have such a responsibility, with respect to future transactions, we may collect any such additional tax obligation from our customers, which would have the effect of increasing the cost of hotel room reservations to our customers and, consequently, could make our hotel service less competitive (i.e., versus the websites of other online travel companies or hotel company websites) and reduce hotel reservation transactions; alternatively, we could choose to reduce the compensation for our services on “merchant” hotel transactions.  Either step could have a material adverse effect on our business and results of operations.

We estimate that, since our inception through December 31, 2010, we have earned aggregate gross profit, including fees, from our entire U.S. “merchant” hotel business (which includes, among other things, the differential between the price paid by a customer for our service and the cost of the underlying room) of approximately $1.1 billion.  This gross profit was earned in over a thousand taxing jurisdictions that we believe have aggregate tax rates (which may include hotel occupancy taxes, state and local taxes, among other taxes) associated with a typical transaction between a consumer and a hotel that generally range from approximately 6% to approximately 18%, depending on the jurisdiction. In many of the judicial and other proceedings initiated to date, municipalities seek not only historical taxes that are claimed to be owed on our gross profit, but also, among other things, interest, penalties, punitive damages and/or attorney fees and costs.  Any liability associated with hotel occupancy tax matters is not constrained to our liability for tax owed on our historical gross profit, but may also include, among other things, penalties, interest and attorneys’ fees.

To date, the majority of the taxing jurisdictions in which we facilitate hotel reservations have not asserted that taxes are due and payable on our U.S. “merchant” hotel business.  With respect to municipalities that have not initiated proceedings to date, it is possible that they will do so in the future or that they will seek to amend their tax statutes and seek to collect taxes from us only on a prospective basis.

As a result of this litigation and other attempts by jurisdictions to levy similar taxes, we have established a reserve for the potential resolution of issues related to hotel occupancy and other taxes in the amount of approximately $26 million as of December 31, 2010 compared to approximately $21 million as of December 31, 2009 (which includes, among other things, amounts related to the litigation in San Antonio).  The reserve is based on our reasonable estimate, and the ultimate resolution of these issues may be less or greater, potentially significantly, than the liabilities recorded.

Developments to Date

In the year ended December 31, 2010 and to date, nine of the approximately fifty currently pending lawsuits and thirteen of the total number of currently pending administrative proceedings noted above were commenced.  Rulings granting dispositive motions brought by us (or another co-defendant), e.g. motions to dismiss or for summary judgment, were issued in ten cases.  For example, in December, 2010 in Priceline.com, Inc. v. City of Anaheim, the court entered judgment setting aside an earlier hearing officer’s determination that we (and other co-defendants) were liable for the transient occupancy tax at issue; that case is on appeal.  Rulings granting dispositive motions or granting relief sought by a plaintiff municipality (or state) also were issued.  For example, in May 2010, in an administrative proceeding, City of San Diego v. Hotels.com, L.P., the hearing officer appointed by the City issued a ruling holding us and other online travel companies liable for transient occupancy tax.  We have filed a judicial action challenging that ruling.  In another example, in January 2011, in Travelscape, LLC v. South Carolina Department of Revenue, a case in which we were not a defendant, the South Carolina Supreme Court affirmed a lower court decision holding that Travelscape, an online travel company, was subject to that state’s sales tax because Travelscape was “engaged . . . in the business of furnishing accommodations.”  In light of this ruling, we recorded a $1.7 million charge to general and administrative expenses for the year ended December 31, 2010.  In July 2010, in City of Atlanta v. Hotels.com, L.P., the court issued a ruling expressly holding that we (and our co-defendants) were not hotel “operators” under the City of Atlanta’s ordinance and were not liable for claimed historic tax amounts.  At the same time, however, the City of Atlanta court found that under the “merchant” model, we (and our co-defendants) have undertaken an obligation to collect taxes and granted plaintiff’s request for an injunction, prospectively enjoining defendants to collect and remit occupancy tax on their compensation for reservation facilitation services to the City of Atlanta.  The City of Atlanta decision is on appeal.

Several jurisdictions, including the states of New York and North Carolina, amended their respective laws in an effort to tax online travel companies and “merchant” model gross revenue.  We have complied with applicable amended laws.

Lastly, we reached agreements with the respective plaintiffs resolving the claims for purported back taxes in County of Monroe, Florida v. Priceline.com, Inc. et al., County Commissioners of Worcester, Maryland v. Priceline.com, Inc., et al., and Mayor & City Council of Baltimore v. Priceline.com, Inc., et al., as well as three individual cases that had been previously consolidated for pretrial purposes, City of Charleston, South Carolina v. Hotels.com, et al.; Town of Mount Pleasant, South Carolina v. Hotels.com, et al.; and City of North Myrtle Beach, South Carolina v. Hotels.com, LP, et al.  These cases have been dismissed.  We also reached an agreement with the plaintiff in County of Brevard, Florida v Priceline.com, Inc., et al. and that case was dismissed on January 12, 2011.  As part of each of the agreements, plaintiffs have agreed to not assert claims based on the ordinance at issue in the respective action for a period of time, ranging from two to four years.  The settlement amounts in these cases are not material to our results of operations for the year ended December 31, 2010.

The currently pending occupancy tax matters are listed below.  We intend to defend vigorously against the claims in all of the proceedings described below.

Statewide Class Actions and Putative Class Actions

Such actions include:

•      City of Los Angeles, California v. Hotels.com, Inc., et al. (California Superior Court, Los Angeles County; filed Dec. 2004)

•      City of Rome, Georgia, et al. v. Hotels.com, L.P., et al. (U.S. District Court for the Northern District of Georgia; filed Nov. 2005)

•      City of San Antonio, Texas v. Hotels.com, L.P., et al. (U.S. District Court for the Western District of Texas; filed May 2006)

•      City of Jacksonville, Florida, et al. v. Hotels.com, L.P., et al. (Circuit Court, Fourth Judicial Circuit, Duval County, Florida; filed July 2006)

•      Lake County Convention and Visitors Bureau, Inc. and Marshall County, Indiana v. Hotels.com, L.P., et al. (U.S. District Court for the Northern District of Indiana; filed June 2006)

•      County of Nassau, New York v. Hotels.com, LP, et al. (U.S. District Court for the Eastern District of New York; filed Oct. 2006); (U.S. Court of Appeals for the Second Circuit; appeal filed Sept. 2007)

•      City of Gallup, New Mexico v. Hotels.com, L.P., et al. (U.S. District Court for the District of New Mexico; filed July 2007)

•      City of Goodlettsville, Tennessee, et al. v. priceline.com Incorporated, et al. (U.S. District Court for the Middle District of Tennessee; filed June 2008)

•      Township of Lyndhurst, New Jersey v. priceline.com Incorporated, et al. (U.S. District Court for the District of New Jersey; filed June 2008); (U.S. Court of Appeals for the Third Circuit; appeal filed Apr. 2009)

•      County of Monroe, Florida v. Priceline.com, Inc. et al. (U.S. District Court for the Southern District of Florida; filed Jan. 2009)

•      Pine Bluff Advertising and Promotion Commission, Jefferson County, Arkansas, et al. v. Hotels.com, LP, et al. (Circuit Court of Jefferson County, Arkansas; filed Sept. 2009)

•      County of Lawrence, Pennsylvania v. Hotels.com, L.P., et al. (Court of Common Pleas of Lawrence County, Pennsylvania; filed Nov. 2009); (Commonwealth Court of Pennsylvania; appeal filed Nov. 2010)

Actions Filed on Behalf of Individual Cities, Counties and States

Such actions include:

•      City of Findlay, Ohio v. Hotels.com, L.P., et al. (U.S. District Court for the Northern District of Ohio; filed Oct. 2005); and City of Columbus, Ohio, et al. v. Hotels.com, L.P., et al. (U.S. District Court for the Southern District of Ohio; filed Aug. 2006); (U.S. District Court for the Northern District of Ohio)

•      City of Chicago, Illinois v. Hotels.com, L.P., et al. (Circuit Court of Cook County Illinois; filed Nov. 2005)

•      City of San Diego, California v. Hotels.com L.P., et al. (California Superior Court, San Diego County; filed Sept. 2006) (Superior Court of California, Los Angeles County)

•      City of Atlanta, Georgia v. Hotels.com L.P., et al. (Superior Court of Fulton County, Georgia; filed Mar. 2006); (Court of Appeals of the State of Georgia; appeal filed Jan. 2007); (Georgia Supreme Court; further appeal filed Dec. 2007)

•      City of Charleston, South Carolina v. Hotels.com, et al. (U.S. District Court for the District of South Carolina; filed Apr. 2006); Town of Mount Pleasant, South Carolina v. Hotels.com, et al. (U.S. District Court for the District of South Carolina; filed May 2006);

and City of North Myrtle Beach, South Carolina v. Hotels.com, LP, et al. (U.S. District Court for the District of South Carolina; filed Aug. 2006)

•      Wake County, North Carolina v. Hotels.com, LP, et al. (General Court of Justice, Superior Court Division, Wake County, North Carolina; filed Nov. 2006); Dare County, North Carolina v. Hotels.com, LP, et al. (General Court of Justice, Superior Court Division, Dare County, North Carolina; filed Jan. 2007); Buncombe County, North Carolina v. Hotels.com, LP, et al. (General Court of Justice, Superior Court Division, Buncombe County, North Carolina; filed Feb. 2007); Mecklenburg County, North Carolina v. Hotels.com LP, et al. (General Court of Justice, Superior Court Division, Mecklenburg County, North Carolina; filed Jan. 2008)

•      City of Branson, Missouri v. Hotels.com, LP., et al. (Circuit Court of Greene County, Missouri; filed Dec. 2006)

•      Horry County, South Carolina, et al. v. Hotels.com, LP, et al. (Court of Common Pleas, Horry County, South Carolina; filed Feb. 2007)

•      City of Myrtle Beach, South Carolina v. Hotels.com, LP, et al. (Court of Common Pleas, Horry County, South Carolina; filed Feb. 2007)

•      City of Houston, Texas v. Hotels.com, LP., et al. (District Court of Harris County, Texas; filed Mar. 2007)

•      City of Oakland, California v. Hotels.com, L.P., et al. (U.S. District Court for the Northern District of California; filed June 2007); (U.S. Court of Appeals for the Ninth Circuit; appeal filed Dec. 2007)

•      City of Baltimore, Maryland v. Priceline.com, Inc., et al. (U.S. District Court for the District of Maryland; filed Dec. 2008)

•      County Commissioners of Worcester, Maryland v. Priceline.com, Inc., et al. (U.S. District Court for the District of Maryland; filed Jan. 2009)

•      County of Genesee, Michigan, et al. v. Hotels.com LP, et al. (Circuit Court for the County of Ingham, Michigan; filed Feb. 2009)

•      City of Bowling Green, Kentucky v. Hotels.com LP et al. (Warren Cir. Ct., Kentucky, Div. 1; filed Mar. 2009); (Commonwealth of Kentucky Court of Appeals; appeal filed Apr. 2010)

•      St. Louis County, Missouri v. Prestige Travel, Inc. et al. (Circuit Court of St. Louis County, Missouri; filed July 2009)

•      The Village of Rosemont, Illinois v. Priceline.com, Inc., et al. (U.S. District Court for the Northern District of Illinois; filed July 2009)

•      Palm Beach County, Florida v. Priceline.com, Inc., et al. (Circuit Court for Palm Beach County, Florida; filed July 2009)

•      Brevard County, Florida v. Priceline.com Inc., et al. (U.S. District Court for the Middle District of Florida; filed Oct. 2009)

•      Leon County, et al. v. Expedia, Inc., et al. (Second Judicial Circuit Court for Leon County, Florida; filed Nov. 2009); Leon County v. Expedia, Inc. et al. (Second Judicial Circuit Court for Leon County, Florida; filed Dec. 2009)

•      City of Birmingham, Alabama, et al. v. Orbitz, Inc., et al. (Circuit Court of Jefferson County, Alabama; filed Dec. 2009)

•      Town of Hilton Head Island, South Carolina v. Hotels.com, LP, et al. (Court of Common Pleas, Fourteenth Judicial Circuit, Beaufort County, South Carolina; filed Apr. 2010)

•      Baltimore County, Maryland v. Priceline.com, Inc., et al. (U.S. District Court for the District of Maryland; filed May 2010)

•      City of Santa Monica, California v. Expedia, Inc., et al. (Superior Court of California, Los Angeles County, West District; filed June 2010); (California Superior Court, Los Angeles County)

•      Hamilton County, Ohio, et al. v. Hotels.com, L.P., et al. (U.S. District Court for the Northern District Of Ohio; filed Aug. 2010)

•                  State of Florida Attorney General v. Expedia, Inc., et al. (Circuit Court — Second Judicial Circuit, Leon County, Florida; Nov. 2010)

•                  State of Oklahoma v. Priceline.com, Inc., et al. (District Court of Oklahoma County, Oklahoma; filed Nov. 2010)

•                  Montana Department of Revenue v. Priceline.com, Inc., et al. (First Judicial District Court of Lewis and Clark County, Montana; filed Nov. 2010)

•                  Montgomery County, Maryland v. Priceline.com, Inc., et al. (United States District Court for the District of Maryland; filed Dec. 2010)

We have also been informed by counsel to the plaintiffs in certain of the aforementioned actions that various, undisclosed municipalities or taxing jurisdictions may file additional cases against us, Lowestfare.com LLC and Travelweb LLC in the future.

Judicial Actions Relating to Assessments Issued by Individual Cities, Counties and States

After administrative remedies have been exhausted, we may seek judicial review of assessments issued by an individual city or county.  Currently pending actions seeking such a review include:

•                  Priceline.com, Inc., et al. v. Broward County, Florida (Circuit Court — Second Judicial Circuit, Leon County, Florida; filed Jan. 2009)

•                  Priceline.com Inc., et al. v. City of Anaheim, California, et al. (Superior Court of California, County of Orange; filed Feb. 2009); (Superior Court of California, County of Los Angeles)

•                  Priceline.com, Inc. v. Indiana Department of State Revenue (Indiana Tax Court; filed Mar. 2009)

•                  Priceline.com, Inc., et al. v. City of San Francisco, California, et al. (Superior Court of California, County of San Francisco; filed June 2009); (Superior Court of California, County of Los Angeles)

•                  Priceline.com, Inc. v. Miami-Dade County, Florida, et al. (Eleventh Judicial Circuit Court for Miami Dade, County, Florida; filed Dec. 2009)

•                  Priceline.com Incorporated, et al. v. Osceola County, Florida, et al. (Circuit Court of the Second Judicial Circuit, in and For Leon County, Florida; filed Jan. 2011)

We intend to prosecute vigorously our claims in these actions.

Consumer Class Actions

As of December 31, 2010, one purported class action, Chiste, et al. v. priceline.com Inc., et al. (filed December 11, 2008 in the United States District Court for the Southern District of New York) brought by consumers, was pending against us.  Another purported class action, Marshall, et al. v. priceline.com, Inc., filed February 17, 2005 in the Superior Court of the State of Delaware for New Castle County, was resolved by dispositive motion.  In the Marshall case, in an opinion dated March 8, 2010, the Delaware Superior Court granted our motion for summary judgment in its entirety.  In an opinion dated October 14, 2010, the Delaware Supreme Court affirmed the decision of the Superior Court in its entirety.

We intend to defend vigorously against the claims in all of the on-going proceedings described above.

Administrative Proceedings and Other Possible Actions

At various times, we have also received inquiries or proposed tax assessments from municipalities and other taxing jurisdictions relating to our charges and remittance of amounts to cover state and local hotel occupancy and other related taxes.  Among others, the City of Philadelphia, Pennsylvania; the City of Phoenix, Arizona (on behalf of itself and 12 other Arizona cities); the City of

St. Louis, Missouri; the City of Paradise Valley, Arizona; and the City of Denver, Colorado; and state tax officials from Florida, Hawaii, Indiana, Louisiana, New Mexico, Pennsylvania, Texas, West Virginia, Wisconsin, and Wyoming have begun formal or informal administrative procedures or stated that they may assert claims against us relating to allegedly unpaid state or local hotel occupancy or related taxes.  Since late 2008, we have received audit notices from more than forty cities in the state of California.  We are engaged in audit proceedings in each of those cities.  We have also been contacted for audit by five counties in the state of Utah.

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

OFT Inquiry

In September 2010, the United Kingdom’s Office of Fair Trading (the “OFT”), the competition authority in the U.K., announced it was conducting a formal early stage investigation into suspected breaches of competition law in the hotel online booking sector and had written to a number of parties in the industry to request information.  Specifically, the investigation focuses upon whether there are agreements or concerted practices between hotels and online travel companies and/or hotel room reservation “wholesalers” relating to the fixed or minimum resale prices of hotel room reservations.  In September 2010, Booking.com B.V. and priceline.com Incorporated, on behalf of Booking.com, received a Notice of Inquiry from the OFT; we and Booking.com are cooperating with the OFT’s investigation.  We are unable at this time to predict the outcome of the OFT’s investigation and the impact, if any, on our business, financial condition and results of operations.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is quoted on the NASDAQ Global Select Market under the symbol “PCLN.”  The following table sets forth, for the periods indicated, the high and low sales prices per share of the common stock as reported on the NASDAQ Global Select Market:

2010	High	Low

First Quarter	$262.67	$192.72
Second Quarter	273.93	173.32
Third Quarter	358.24	173.75
Fourth Quarter	428.10	325.00

2009	High	Low

First Quarter	$88.89	$64.95
Second Quarter	119.14	78.08
Third Quarter	170.14	102.32
Fourth Quarter	231.49	154.12

Holders

As of February 10, 2011, there were approximately 371 stockholders of record of priceline.com Incorporated’s common stock, although we believe that there are a significantly larger number of beneficial owners.

Dividend Policy

We have not declared or paid any cash dividends on our capital stock since our inception and do not expect to pay any cash dividends for the foreseeable future. We currently intend to retain future earnings, if any, to finance the expansion of our business.

Performance Measurement Comparison

The following graph shows the total stockholder return through December 31, 2010 of an investment of $100 in cash on January 1, 2006 for priceline.com Incorporated common stock and an investment of $100 in cash on January 1, 2006 for (i) the NASDAQ Composite Index, (ii) the Standard and Poor’s 500 Index, (iii) the RDG Internet Composite and (iv) the Hemscott Group Index.  The RDG Internet Composite and the Hemscott Group Index are indices of stocks representing the Internet industry, including Internet software and services companies and e-commerce companies.  The Company has elected to use the RDG Internet Composite in lieu of the Hemscott Group Index because it believes the RDG Internet Composite is a better representation of the Company’s line of business, however the Hemscott Group Index is included this year for comparative purposes.  Historic stock performance is not necessarily indicative of future stock price performance.  All values assume reinvestment of the full amount of all dividends and are calculated as of the last day of each month:

Measurement Point	Priceline.com Incorporated	NASDAQ Composite Index	S&P 500 Index	RDG Internet Composite	Hemscott Group Index

2005	100.00	100.00	100.00	100.00	100.00
2006	195.39	111.74	115.80	114.13	118.67
2007	514.61	124.67	122.16	141.53	118.37
2008	329.97	73.77	76.96	76.47	73.82
2009	978.54	107.12	97.33	132.93	125.08
2010	1790.10	125.93	111.99	152.77	159.81

Sales of Unregistered Securities

In 2010, we issued 491,724 shares of our common stock to holders of our 2.25% Convertible Senior Notes upon the conversion of approximately $22.9 million principal amount of notes; we issued 419,818 shares of our common stock to holders of our 2011 Notes upon the conversion of approximately $39.9 million principal amount of notes; and we issued 2,546,286 shares of our common stock to holders of our 2013 Notes upon conversion of approximately $132.8 million principal amount of notes.  Such issuances of shares of our common stock were made under Section 4(2) of the Securities Act of 1933, as amended.  See Note 11 to the Consolidated Financial Statements.

Issuer Purchases of Equity Securities

The following table sets forth information relating to repurchases of our equity securities during the three months ended December 31, 2010:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

					$44,866,000	(1)
October 1, 2010 –	8,840	(4)	$348.34	—	$20,447,000	(2)
October 31, 2010					$393,917,000	(3)

					$44,866,000	(1)
November 1, 2010 –	1,730	(4)	$411.91	—	$20,447,000	(2)
November 30, 2010					$393,917,000	(3)

					$44,866,000	(1)
December 1, 2010 –	—		—	—	$20,447,000	(2)
December 31, 2010					$393,917,000	(3)

Total	10,570	(4)	$358.74	—	$459,230,000

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

Item 6.  Selected Financial Data

SELECTED FINANCIAL DATA

The following selected consolidated financial data presented below are derived from the Consolidated Financial Statements and related Notes of the Company, and should be read in connection with those statements, some of which are included herein.  Selected financial data reflects data related to TravelJigsaw and Agoda from their respective acquisition dates of May 2010 and November 2007.  The information set forth below is not necessarily indicative of future results and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share amounts)

Total revenues	$3,084,905	$2,338,212	$1,884,806	$1,409,409	$1,123,103
Cost of revenues	1,175,934	1,077,449	928,835	769,997	722,004
Gross profit	1,908,971	1,260,763	955,971	639,412	401,099
Total operating expenses(1)	1,122,174	789,928	666,497	501,477	339,113
Operating income(1)	786,797	470,835	289,474	137,935	61,986
Total other expense	40,514	28,533	13,369	16,074	1,761
Income tax (expense) benefit(2)	(218,141)	47,168	(90,171)	23,537	14,594
Equity in income (loss) income of investees	—	2	(310)	(321)	(1,393)
Net income(1)(2)	528,142	489,472	185,624	145,077	73,426
Net income attributable to noncontrolling interests(3)	601	—	3,378	4,679	2,161
Net income applicable to common stockholders of priceline.com Incorporated (1)(2)	527,541	489,472	182,246	138,843	69,338
Net income applicable to common stockholders per basic common share(1)(2)	11.00	11.54	4.64	3.69	1.86
Net income applicable to common stockholders per diluted share(1)(2)	10.35	9.88	3.74	3.05	1.61
Total assets	2,905,953	1,834,224	1,312,421	1,334,017	1,045,509
Long-term obligations, redeemable noncontrolling interests and redeemable preferred stock(4)	621,624	263,708	459,928	724,144	554,469
Total liabilities	1,046,828	476,610	538,520	672,492	578,931
Total stockholders’ equity	1,813,336	1,321,629	698,826	453,625	390,368

(1)                                  The Company recorded a $55.4 million expense related to a litigation settlement in 2007.

(2)                                  The Company recorded non-cash income tax benefits for the year ended December 31, 2009, resulting from the reversal of a portion of its valuation allowance on its deferred tax assets related to net operating loss carryforwards of $183.3 million.  The Company also recorded income tax benefits in the years ended December 31, 2007, and 2006, amounting to $47.9 million and $28.1 million, respectively, resulting from a reversal of a portion of the valuation allowance on its deferred tax assets related to domestic net operating loss carryfowards generated from operating losses.

(3)                                  In September 2008, the Company repurchased all of the remaining outstanding shares underlying noncontrolling interests in Priceline.com International Limited.  Noncontrolling interests in 2010 relates to the Company’s purchase of TravelJigsaw in May 2010.

(4)                                  Includes convertible debt which is classified as a current liability as of December 31, 2010, 2009, 2008 and 2007.

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

Overview

We are a leading online travel company that offers our customers hotel room reservations at over 150,000 hotels worldwide through the Booking.com, priceline.com and Agoda brands.  We offer international car rental reservation services through TravelJigsaw, which we acquired in May 2010.  In the United States, we also offer our customers car rental reservations, airline tickets, vacation packages, cruises and destination services.

We launched our business in the United States in 1998 under the priceline.com brand and have since expanded our operations to include, among others, the international brands Booking.com, Agoda and TravelJigsaw.  Our principal goal is to maintain and grow our position as the leading worldwide online hotel reservation service, measured by room nights booked.  Our business is driven primarily by international results.  During the year ended December 31, 2010, our international business — the significant majority of which is currently generated by Booking.com — represented approximately 69% of our gross bookings (an operating and statistical metric referring to the total dollar value, generally inclusive of all taxes and fees, of all travel services purchased by our customers), and approximately 82% of our consolidated operating income.  Given that the business of our international operations is primarily comprised of hotel reservation services, commissions earned in connection with the reservation of hotel room nights represents a substantial majority of our gross profit.

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

•      Transaction gross profit and customer processing fees from our Name Your Own Price® hotel room reservation, rental car and airline ticket services, as well as our vacation packages service; and

•      Transaction gross profit and customer processing fees from our price-disclosed merchant hotel room and rental car reservation services;

•      Global distribution system (“GDS”) reservation booking fees related to both our Name Your Own Price® airline ticket, hotel room reservation and rental car services, and price-disclosed airline tickets and rental car services; and

•      Other gross profit derived primarily from selling advertising on our websites.

The recent worldwide recession negatively affected the broad travel market and, as a result, our business.  At the onset of the worldwide recession, hotel operators reported significant decreases in occupancy rates (a common metric that measures hotel customer usage) and average daily rates (“ADRs”) in the United States, Europe and Asia.  While these trends have recently shown signs of improvement, there can be no assurance that worldwide economic conditions will not worsen or have a negative impact on the travel industry and, as a result, our business.

Over the last several years we have experienced strong growth in the number of hotel room night reservations booked through our hotel reservation services.  However, given the sheer size of our hotel reservation business, we believe it is highly likely that our year-over-year room night reservation growth rates will generally decelerate on a quarterly sequential basis.  For example, in the first quarter of 2010, we experienced a mild deceleration in year-over-year hotel room night reservation growth as compared to the year-over-year growth rate in the fourth quarter of 2009.  The unit growth rate decelerated further in the second quarter of 2010 due in part to (1)  travel disruptions caused by the April 2010 eruption of a volcano in Iceland, (2) general uncertainty about the European economy and (3) substantial increases in airfares, which can negatively impact overall travel demand.  As the volcanic activity subsided, macroeconomic concerns in Europe abated and airfare increases moderated, our third quarter year-over-year hotel room night reservation growth rate accelerated, and then reverted to the pattern of deceleration in the fourth quarter 2010.  Additionally, an increasing amount of our business from a destination and point-of-sale perspective is conducted in markets that we have entered more recently and are growing faster than our overall growth rate, such as Asia-Pacific and South America.  Ongoing efforts to improve the experience for customers on our web site and to add hotel supply also contributed to the strong performance in 2010.  As our business grows in size, it becomes increasingly more difficult to maintain high growth rates and, therefore, we believe that our year-on-year room night reservation growth rates will generally, but not always, decelerate on a quarterly sequential basis in future periods.

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

As our international operations have become significant contributors to our results and international hotel bookings have become of increased importance to our earnings, we have seen, and expect to continue to see, changes in certain of our operating expenses and other financial metrics.  For example, because Booking.com and Agoda utilize online search and affiliate marketing as the principal means of generating traffic to their websites, our online advertising expense has increased significantly over recent years, a trend we expect to continue throughout 2011.  In addition, and as discussed in more detail below, we have seen the effects of seasonal fluctuations on our operating results change as a result of different revenue recognition policies that apply to our price-disclosed services (including our international hotel service) as compared to our Name Your Own Price® services.

Another impact of the growing importance of Booking.com, Agoda and TravelJigsaw is our increased exposure to foreign currency exchange risk.  Because we are conducting a significant and growing portion of our business outside the United States and are reporting our results in U.S. Dollars, we face exposure to adverse movements in currency exchange rates as the financial results of our international operations are translated from local currency (principally the Euro and the British Pound Sterling) into U.S. Dollars upon consolidation.  Our international operations contributed approximately $1.4 billion to our revenues for the year ended December 31, 2010, which compares to $852.0 million for the year ended December 31, 2009 (year-over-year growth of approximately 70%).  Revenue attributable to our international operations increased on a local currency basis by approximately 77% in the year ended December 31, 2010, compared to the same period in 2009.  In the fourth quarter of 2010, the U.S. Dollar was stronger against the Euro and the British Pound Sterling, relative to the fourth quarter of 2009, which negatively impacted the growth rates of our Euro and British Pound Sterling denominated gross bookings, gross profit and net income as expressed in U.S. Dollars.

In early 2010, Greece and certain other European Union countries with high levels of sovereign debt had difficulty refinancing that debt and central bank intervention was required, causing significant devaluation of the Euro relative to other currencies, such as the U.S. Dollar, and concerns that sovereign defaults could lead to devaluation or abandonment of the common currency.  Sovereign debt issues could lead to further significant, and potentially longer-term, devaluation of the Euro against the U.S. Dollar, which would adversely impact our Euro-denominated net assets, gross bookings, revenues, operating expenses, and net income as expressed in U.S. Dollars.  In addition, many governments around the world, including the U.S. government, are operating at very large financial deficits.  Disruptions in the economies of such governments could cause, contribute to or be indicative of, deteriorating macro-economic conditions. Furthermore, governmental austerity measures aimed at reducing deficits could impair the economic recovery and adversely affect travel demand.

We generally enter into derivative instruments to minimize the impact of short-term currency fluctuations on our consolidated operating results.  Such derivative instruments are short term in nature and not designed to hedge against currency fluctuation that could impact our foreign currency denominated gross bookings, revenue or gross profit.  See Note 5 to the Consolidated Financial Statements for additional information on our derivative contracts.

Domestic Trends.  Competition in domestic online travel remains intense and traditional online travel companies are creating new promotions and consumer value features in an effort to gain competitive advantage.  For example, in 2009, Travelocity launched an opaque price-disclosed hotel booking service that allows customers to book rooms at a discount because, similar to our Name Your Own Price® hotel booking service, the name of the hotel is not disclosed until after purchase. In addition, in the fourth quarter of 2010, Expedia began making opaque hotel room reservations available on its principal website under the name “Expedia Unpublished Rates.”  If Expedia or Travelocity are successful in growing their opaque hotel service, our share of the discount hotel market in the U.S. could decrease.  Online travel companies have also offered consumers value features such as, without limitation, the elimination and/or reduction of processing fees, the adoption of “best price” guarantees and the waiver of cancellation and change fees.  The elimination of processing fees on retail airline tickets by us and our major competitors, coupled with the recent significant year over year increases in retail air fares, has led consumers to engage in increased shopping behavior before making a purchase.  Increased shopping behavior reduces our advertising efficiency and effectiveness as traffic obtained through online advertising becomes less likely to result in a purchase on our web site.  Therefore, online advertising expenses for our priceline.com U.S. business grew at a faster rate than gross profit for the year ended December 31, 2010.

Some travel suppliers are encouraging third-party travel intermediaries, such as us, to develop technology to bypass the traditional GDSs, such as enabling direct connections to the travel suppliers or using alternative global distribution methods.  For example, in December 2010, American Airlines terminated its participation in the Orbitz service and withdrew its fares from the Orbitz website.  This is consistent with an effort on the part of American Airlines, and the airline industry in general, to reduce distribution costs.  American Airlines’ termination of its distribution arrangement with Orbitz could be indicative of the airlines in general becoming more aggressive toward requiring online travel agents to implement direct connections.  In addition, in December 2010, Expedia preemptively removed American Airlines flights from its site as its contract with American was set to expire on December 31, 2010.  It is feasible that a dispute between an airline and a GDS could lead to an airline removing its fares from the GDS.  Despite the fact that such a dispute may not involve us, our business could be adversely affected if we are denied access to airfares in a major GDS.  During 2010, we implemented a direct connection with American Airlines.  Development and implementation of the technology to enable additional direct connections to travel suppliers could cause us to incur additional operating expenses, increase the frequency/duration of system problems and delay other projects.  In addition, any additional migration toward direct connections would reduce the compensation we receive from GDSs.

While demand for online travel services continues to experience annualized growth, we believe that the domestic market share of third-party distributors, like priceline.com, has declined over the last several years and that the growth of the domestic online market for travel services has slowed.  We believe the decline in market share is attributable, in part, to (1) a concerted initiative by travel suppliers to direct customers to their own websites in an effort to reduce distribution expenses and establish more direct control over their pricing, and (2) a price advantage in that the suppliers generally do not charge a processing fee.  However, with the aforementioned elimination and reduction of processing and other fees by all of the major online travel companies, we believe that the domestic market share of third party distributors stabilized and potentially increased during 2009 and 2010.

Domestic airlines have recently reduced capacity and increased fares.  In addition, the threat of carrier bankruptcies and the emerging prospect of industry consolidation, as evidenced by the recent mergers of United Air Lines with Continental Airlines and Delta Air Lines with Northwest Airlines, as well as the recently announced future acquisition of AirTran by Southwest Airlines, could lead to additional decreases in capacity and further reduce the amount of airline tickets available to us.  Significant increases in average airfares thus far in 2010 may adversely impact travel demand.  Reduced airline capacity and demand negatively impact our priceline.com air business, which in turn has negative repercussions on our priceline.com hotel and rental car businesses.  Recent decreases in rental car fleets have led to decreases in rental car availability, which has negatively impacted our Name Your Own Price® rental car service.  In addition, Avis is currently in discussions to acquire the Dollar-Thrifty Automotive Group.  The merger or acquisition of the Dollar-Thrifty Automotive Group by Avis or another rental car company could result in a decrease of rental car reservations available to our rental car service.  In January 2010, Toyota recalled over 8 million vehicles due to faulty accelerator pedals, leading to further strain on rental car companies’ fleets and increased retail rental car rates.  As a result of these challenges, we experienced a decline in Name Your Own Price® airline tickets and rental car days during the year ended December 31, 2010 compared to the same period in 2009.  Nevertheless, we continue to believe that the market for domestic online travel services is an attractive market with continued opportunity for growth.

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

•                  Deferred Tax Valuation Allowance.  We periodically evaluate the likelihood of the realization of deferred tax assets, and reduce the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe a portion will not be realized.  We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent cumulative earnings experience by taxing jurisdiction, expectations of future income, the carryforward periods available to us for tax reporting purposes, and other relevant factors.  Based on management’s assessment of positive and negative evidence, we recorded non-cash tax benefits in 2009 of $183.3 million, resulting from the reversal of a portion of our valuation allowance on deferred tax assets.  The net deferred tax asset at December 31, 2010 amounted to $222.0 million.  The valuation allowance may need to be adjusted in the future if facts and circumstances change, causing a reassessment of the amount of deferred tax assets more likely than not to be realized.

•                  Accounting for State and Local “Hotel Occupancy” Taxes.  As discussed in Note 16 to the Consolidated Financial Statements, we are currently involved in over fifty lawsuits brought by or against states, cities and counties over issues involving the payment of hotel occupancy and other taxes (i.e., state and local sales tax) and our “merchant” hotel business.  We are also involved in one consumer lawsuit relating to, among other things, the payment of hotel occupancy taxes and service fees.  In addition, over fifty municipalities or counties, and at least nine states, have initiated audit proceedings (including proceedings initiated by more than forty municipalities in California), issued proposed tax assessments or started inquiries relating to the payment of hotel occupancy and other taxes (i.e., state and local sales tax).  Additional state and local jurisdictions are likely to assert that we are subject to, among other things, hotel occupancy and other taxes (i.e., state and local sales tax) and could seek to collect such taxes, retroactively and/or prospectively.  Historically, we have not collected hotel occupancy or other taxes on the gross profit earned from “merchant” hotel transactions; however, in a handful of jurisdictions, we have been recently required by passage of a new statute or court order, to start collecting and remitting certain taxes (local occupancy and/or sales tax) imposed upon our margin and/or service fee.  The ultimate resolution of these matters in all jurisdictions cannot be determined at this time.  We have established a reserve for potential resolution of issues related to hotel occupancy and other taxes for prior and current periods, consistent with applicable accounting principles and in light of all current facts and circumstances.  We accrue for legal contingencies where it is probable that a loss has occurred and the amount can be reasonably estimated; our legal expenses for these matters are expensed as incurred and are not reflected in the amount of the reserve.   A variety of factors could affect the amount of the liability (both past and future), which factors include, but are not limited to, the number of, and amount of gross profit represented by, jurisdictions that ultimately assert a claim and prevail in assessing such additional tax or negotiate a settlement and changes in relevant statutes.  The ultimate resolution of these matters may be greater or less than the liabilities recorded.

•                  Stock-Based Compensation.  We record stock-based compensation expense for equity-based awards over the recipient’s service period based upon the grant date fair value of the award.  A number of our equity awards have performance targets (a performance “contingency”) which, if satisfied, can increase the number of shares issued to the recipients at the end of the performance period or, in certain instances, if not satisfied, reduce the number of shares issued to the recipients, sometimes to zero, at the end of the performance period.  The performance periods for our performance based equity awards are typically three years.  We record stock-based compensation expense for these performance-based awards based upon our estimate of the probable outcome at the end of the performance period (i.e., the estimated performance against the performance targets).  We periodically adjust the cumulative stock-based compensation recorded when the probable outcome for these performance-based awards is updated based upon changes in actual and forecasted operating results.  Stock-based compensation for the year ended December 31, 2010 includes charges amounting to $13.4 million, representing the cumulative impact of adjusting the estimated probable outcome of unvested performance share units.  Our actual performance against the performance targets could differ materially from our estimates.

We record stock-based compensation expense net of estimated forfeitures.  In determining the estimated forfeiture rates, we periodically review actual and projected forfeitures.  To the extent that actual or projected forfeiture rates differ from current estimates, such amounts are recorded as a cumulative adjustment in the period in which the estimate is revised.

•                  Allowance for Doubtful Accounts.  Booking.com earns agency commissions from hotel transactions and because some commissions are not paid, we are therefore subject to potential write-offs.  We provide an allowance for doubtful accounts based upon the age of the commission receivables, taking into consideration past experience and current trends.  In addition, because we are the merchant of record in Name Your Own Price ® and price-disclosed merchant transactions, we may be held liable for accepting fraudulent credit cards on our website as well as other payment disputes with our customers.  We are also held liable for accepting fraudulent credit cards in certain retail transactions when we do not act as merchant of record.  Accordingly, we calculate and record an allowance for the resulting credit card charge-backs based upon past experience and current trends.  The ultimate resolution of these matters may be greater or less than the reserves recorded.

•                  Valuation of Goodwill.  We have recorded goodwill related to businesses we have acquired.  Goodwill is reviewed at least annually for impairment using appropriate valuation techniques.  In the event that future circumstances indicate that any portion of our goodwill is impaired, an impairment charge would be recorded.

A substantial amount of our goodwill relates to our acquisition of Booking.com.  The estimated fair value for Booking.com, as well as the Company’s other reporting units, is substantially in excess of their respective carrying values.  Since the annual impairment test in September 2010, there have been no events or changes in circumstances to indicate a potential impairment.

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

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) amended accounting guidance concerning disclosure of supplemental pro forma information for business combinations.  If an entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred in the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The accounting guidance also requires additional disclosures to describe the nature and amount of material, nonrecurring pro forma adjustments.  This guidance is effective for business combinations consummated in periods after December 15, 2010, and should be applied prospectively as of the date of adoption.  Early adoption of this guidance is permitted.

In January 2010, the accounting requirements for fair value measurements were modified to provide disclosures about transfers into and out of Levels 1 and 2, separate detail of activity relating to Level 3 measurements, and disclosure by class of asset and liability as opposed to disclosure by the major category of assets and liabilities, which was often interpreted as a line item on the balance sheet.  The accounting guidance also clarifies for Level 2 and Level 3 measurements that a description of the valuation techniques and inputs used to measure fair value and a discussion of changes in valuation techniques or inputs, if any, are required for both recurring and nonrecurring fair value measurements.  If the guidance issued in January 2010 is not adopted early, it is effective for the first reporting period, including interim periods, beginning after December 15, 2009, except for the requirement to provide detail activity of Level 3 measurements, which will be effective beginning after December 15, 2010.  We adopted this 2010 guidance effective with the three months ended March 31, 2010.  See Note 5 to the Consolidated Financial Statements for information on fair value measurements.

Results of Operations

Year Ended December 31, 2010 compared to Year Ended December 31, 2009

Operating and Statistical Metrics

Our financial results are driven by certain operating metrics that encompass the booking activity generated by our travel services.  Specifically, reservations of hotel room nights, rental car days and airline tickets capture the volume of units purchased by our customers.  Gross bookings is an operating and statistical metric that captures the total dollar value, generally inclusive of taxes and fees, of all travel services booked by our customers, and is widely used in the travel business.  International gross bookings reflect gross bookings generated principally by websites owned by, operated by, or dedicated to providing gross bookings for our international brands and operations, and domestic gross bookings reflect gross bookings generated principally by websites owned by, operated by, or dedicated to providing gross bookings by our domestic operations, in each case without regard to the travel destination or the location of the customer purchasing the travel.

Gross bookings resulting from hotel room night reservations, rental car days and airline tickets sold through our domestic and international operations for the years ended December 31, 2010 and 2009 were as follows (numbers may not total due to rounding):

	Year Ended December 31,
	2010	2009	Change

Domestic	$4.166 billion	$3.645 billion	14.3%
International	9.480 billion	5.665 billion	67.3%
Total	$13.646 billion	$9.310 billion	46.6%

Gross bookings increased by 46.6% for the year ended December 31, 2010, compared to the same period in 2009, principally due to 52.3% growth in hotel room night reservations.  The 67.3% increase in international gross bookings was attributable to growth in international hotel room night reservations for Booking.com and Agoda (growth on a local currency basis was approximately 73%).  International gross bookings for the year ended December 31, 2010 include $185 million of TravelJigsaw gross bookings since its acquisition in May 2010.  Domestic gross bookings increased by 14.3% for the year ended December 31, 2010, compared to the same period in 2009, primarily due to increases in price-disclosed and Name Your Own Price® hotel room night reservations, and increases in average airline fares, and increases in price-disclosed and Name Your Own Price® rental car days.

Gross bookings resulting from hotel room night reservations, rental car days and airline tickets sold through our agency and merchant models for the years ended December 31, 2010 and 2009 were as follows (numbers may not total due to rounding):

	Year Ended December 31,
	2010	2009	Change

Agency	$10.781 billion	$7.191 billion	49.9%
Merchant	2.864 billion	2.119 billion	35.2%
Total	$13.646 billion	$9.310 billion	46.6%

Agency gross bookings increased 49.9% for the year ended December 31, 2010, compared to the same period in 2009, due to growth in the sale of Booking.com and priceline.com hotel room night reservations and an increase in average airline fares.  Our U.S. agency hotel room reservations benefited from the integration of U.S. hotels from the Booking.com extranet into the priceline.com website.  Merchant gross bookings increased 35.2% for the year ended December 31, 2010, compared to the same period in 2009, due to increases in the sale of Agoda merchant price-disclosed hotel room night reservations and priceline.com merchant price-disclosed and Name Your Own Price® hotel room night reservations and the inclusion of gross bookings from TravelJigsaw, which was acquired in May 2010.

Year Ended	Hotel Room Nights	Rental Car Days	Airline Tickets

December 31, 2010	92.8 million	16.3 million	5.9 million

December 31, 2009	60.9 million	11.2 million	5.9 million

Hotel room night reservations sold increased by 52.3% for the year ended December 31, 2010, over the same period in 2009, primarily due to an increase in the sale of Booking.com agency room night reservations, as well as an increase in the sale of Agoda price-disclosed room night reservations, priceline.com price-disclosed room night reservations and Name Your Own Price® room night reservations.

Rental car days sold increased by 45.3% for the year ended December 31, 2010, over the same period in 2009, primarily due to the inclusion of rental car day reservations sold by TravelJigsaw, which we acquired in May 2010, and increases in the sale of priceline.com price-disclosed rental car day reservations.

Airline tickets sold were flat for the year ended December 31, 2010, over the same period in 2009, as a decline in Name Your Own Price® airline tickets was partially offset by a slight increase in price-disclosed airline tickets.

Revenues

We classify our revenue into three categories:

•                  Merchant revenues are derived from transactions where we are the merchant of record and therefore charge the customer’s credit card for the travel services provided.  Merchant revenues include (1) transaction revenues representing the selling price of Name Your Own Price® hotel room reservations, rental cars and airline tickets and price-disclosed vacation packages; (2) transaction revenues representing the amount charged to a customer, less the amount charged by suppliers in connection with (a) the hotel room reservations provided through our merchant price-disclosed hotel service in the U.S. and at Agoda, and (b) the rental car reservations provided through our merchant semi-opaque rental car service at TravelJigsaw (which allows customers to see the price, car type and location of the reservation prior to purchase, but not the identity of the supplier); (3) customer processing fees charged in connection with the sale of Name Your Own Price® hotel room reservations. airline tickets and rental cars and merchant price-disclosed hotel reservations; and (4) ancillary fees, including GDS reservation booking fees related to certain of the services listed above.

•                  Agency revenues are derived from travel related transactions where we are not the merchant of record and where the prices of our services are determined by third parties. Agency revenues include travel commissions, customer processing fees and GDS reservation booking fees related to certain of the agency services listed above and are reported at the net amounts received, without any associated cost of revenue.

•      Other revenues are derived primarily from advertising on our websites.

	Year Ended December 31,
	($000)
	2010	2009	Change

Merchant Revenues	$1,691,640	$1,447,576	16.9%
Agency Revenues	1,380,603	868,395	59.0%
Other Revenues	12,662	22,241	(43.1)%
Total Revenues	$3,084,905	$2,338,212	31.9%

Merchant Revenues

Merchant revenues for the year ended December 31, 2010 increased 16.9% compared to the same period in 2009, primarily due to an increase in the sale of Agoda and priceline.com merchant price-disclosed hotel room night reservations, Name Your Own Price® hotel room night reservations and the inclusion of TravelJigsaw since its acquisition in May 2010.

Agency Revenues

Agency revenues for the year ended December 31, 2010 increased 59.0% compared to the same period in 2009, primarily as a result of growth in the business of Booking.com.  Our U.S. agency hotel room reservations benefited from the integration of U.S. hotels from the Booking.com extranet into the priceline.com website.

Other Revenues

Other revenues during the year ended December 31, 2010 consisted primarily of advertising.  Other revenues for the year ended December 31, 2010 decreased 43.1% compared to the same period in 2009, primarily as a result of the termination of a relationship with a post-transaction online advertising partner in September 2009.

Cost of Revenues and Gross Profit

	Year Ended December 31,
	($000)
	2010	2009	Change

Cost of Revenues	$1,175,934	$1,077,449	9.1%
% of Merchant Revenues	69.5%	74.4%

Cost of Revenues

For the year ended December 31, 2010, cost of revenues consisted primarily of charges from suppliers for: (1) the cost of Name Your Own Price® hotel room reservations, net of applicable taxes, (2) the cost of Name Your Own Price® rental cars, net of applicable taxes; and (3) the cost of Name Your Own Price® airline tickets, net of the federal air transportation tax, segment fees and passenger facility charges imposed in connection with the sale of airline tickets.  Cost of revenues for the year ended December 31, 2010 increased by 9.1%, compared to the same period in 2009, primarily due to the increase in merchant revenue discussed above.  Merchant price-disclosed hotel revenues in the U.S. and for Agoda and merchant semi-opaque rental car reservations for TravelJigsaw are recorded in merchant revenues net of the amounts paid to suppliers and therefore, there is no associated cost of revenues for merchant price-disclosed hotel revenues.  Cost of revenues as a percentage of their associated merchant revenues decreased primarily due to the increase in merchant price-disclosed hotel revenues and the addition of TravelJigsaw merchant revenues, all of which are recorded on a “net” basis.

Agency revenues are recorded at their net amount, which are amounts received less amounts paid to suppliers, if any, and therefore, there are no costs of agency revenues.

Gross Profit

	Year Ended December 31,
	($000)
	2010	2009	Change

Gross Profit	$1,908,971	$1,260,763	51.4%
Gross Margin	61.9%	53.9%

Total gross profit for the year ended December 31, 2010 increased by 51.4% compared to the same period in 2009, primarily as a result of increased revenue discussed above.  Total gross margin (gross profit expressed as a percentage of total revenue) increased during the year ended December 31, 2010, compared to the same period in 2009, because Name Your Own Price® revenues, which are recorded “gross” with a corresponding cost of revenue, represented a smaller percentage of total revenues compared to retail, price-disclosed agency and merchant revenues which are primarily recorded “net” with no corresponding cost of revenues.  Because Name Your Own Price® transactions are reported “gross” and retail transactions are primarily recorded on a “net” basis, we believe that gross profit has become an increasingly important measure of evaluating growth in our business.  Our international operations accounted for approximately $1.4 billion of our gross profit for the year ended December 31, 2010, which compares to approximately $848.6 million for the same period in 2009.  Gross profit attributable to our international operations increased, on a local currency basis, by approximately 77% in the year ended December 31, 2010, compared to the same period in 2009.

Operating Expenses

Advertising

	Year Ended December 31,
	($000)
	2010	2009	Change
Offline Advertising	$35,714	$36,270	(1.5)%
% of Total Gross Profit	1.9%	2.9%
Online Advertising	$552,140	$365,381	51.1%
% of Total Gross Profit	28.9%	29.0%

Offline advertising expenses consist primarily of: (1) the expenses associated with domestic television, print and radio advertising; and (2) the cost for creative talent, production costs and agency fees for television, print and radio advertising.  For the year ended December 31, 2010, offline advertising expenses were generally flat compared to the same period in 2009.  Online advertising expenses primarily consist of the costs of (1) search engine keyword purchases; (2) affiliate programs; (3) banner and pop-up advertisements; and (4) e-mail campaigns.  For the year ended December 31, 2010, online advertising expenses increased over the same period in 2009, primarily to support increased gross bookings for Booking.com, Agoda and priceline.com, as well as the inclusion of online advertising expense for TravelJigsaw since its acquisition in May 2010.

Sales and Marketing

	Year Ended December 31,
	($000)
	2010	2009	Change
Sales and Marketing	$116,303	$81,238	43.2%
% of Total Gross Profit	6.1%	6.4%

Sales and marketing expenses consist primarily of (1) credit card processing fees associated with merchant transactions; (2) fees paid to third-parties that provide call center, website content translations and other services; (3) provisions for credit card chargebacks; and (4) provisions for bad debt primarily related to agency hotel commission receivables.  For the year ended December 31, 2010, sales and marketing expenses, which are substantially variable in nature, increased over the same period in 2009, primarily due to increased credit card processing fees, third-party service costs and bad debt provision associated with increased gross booking volumes.

Personnel

	Year Ended December 31,
	($000)
	2010	2009	Change
Personnel	$270,071	$180,152	49.9%
% of Total Gross Profit	14.1%	14.3%

Personnel expenses consist of compensation to our personnel, including salaries, bonuses, taxes, employee health benefits and stock-based compensation. For the year ended December 31, 2010, personnel expenses increased over the same period in 2009, primarily due to increased headcount to support the growth of our business, higher bonus accruals reflecting our strong operating performance, and the inclusion of TravelJigsaw since its acquisition in May 2010.  Stock-based compensation expense was approximately $68.2 million for the year ended December 31, 2010 and $40.7 million for the year ended December 31, 2009.  Stock-based compensation for the year ended December 31, 2010 includes charges amounting to $13.4 million, representing the cumulative impact of adjusting the estimated probable outcome at the end of the performance period for certain outstanding unvested performance share units.

General and Administrative

	Year Ended December 31,
	($000)
	2010	2009	Change
General and Administrative	$81,185	$68,555	18.4%
% of Total Gross Profit	4.3%	5.4%

General and administrative expenses consist primarily of: (1) fees for outside professionals, including litigation expenses; (2) occupancy expenses; and (3) personnel-related expenses such as recruiting, training and travel expenses.  General and administrative expenses for the year ended December 31, 2010 included a favorable adjustment of approximately $2.7 million in connection with the resolution of certain franchise tax and sales and use tax issues related to our corporate headquarters location and a charge of $1.7 million related to a court ruling in South Carolina (see Note 16 to the Consolidated Financial Statements for further details).  General and administrative expenses for the same period in 2009 included a charge of $3.7 million related to a judgment in a lawsuit involving hotel occupancy taxes.  Excluding these items, general and administrative expenses increased during the year ended December 31, 2010, over the same period in 2009, due to professional fees incurred in the second quarter 2010 related to the acquisition of TravelJigsaw, increased personnel-related expenses and occupancy expenses to support the growth in our Booking.com and Agoda operations, and the inclusion of TravelJigsaw since its acquisition in May 2010, partially offset by a decrease in litigation expenses primarily related to hotel occupancy tax and other tax proceedings.

Information Technology

	Year Ended December 31,
	($000)
	2010	2009	Change
Information Technology	$20,998	$19,139	9.7%
% of Total Gross Profit	1.1%	1.5%

Information technology expenses consist primarily of: (1) system maintenance and software license fees; (2) outsourced data center costs relating to our domestic and international data centers; (3) data communications and other expenses associated with operating our Internet sites; and (4) payments to outside consultants. For the year ended December 31, 2010, information technology expenses increased compared to the same period in 2009, primarily due to growth in our worldwide operations.

Depreciation and Amortization

	Year Ended December 31,
	($000)
	2010	2009	Change
Depreciation and Amortization	$45,763	$39,193	16.8%
% of Total Gross Profit	2.4%	3.1%

Depreciation and amortization expenses consist of:  (1) amortization of intangible assets with determinable lives; (2) amortization of internally developed and purchased software, (3) depreciation of computer equipment; and (4) depreciation of leasehold improvements, office equipment and furniture and fixtures.  For the year ended December 31, 2010, depreciation and amortization expense increased from the same period in 2009, primarily due to acquisition-related amortization in connection with our acquisition of TravelJigsaw.

Other Income (Expense)

	Year Ended December 31,
	($000)
	2010	2009	Change
Interest Income	$3,857	$2,223	73.5%
Interest Expense	(29,944)	(24,084)	24.3%
Foreign Currency Transactions and Other	(14,427)	(6,672)	116.2%
Total	$(40,514)	$(28,533)	42.0%

For the year ended December 31, 2010, interest income increased over the same period in 2009, primarily due to an increase in the average balance of cash and marketable securities invested.  Interest expense increased for the year ended December 31, 2010, as compared to the same period in 2009, primarily due to an increase in the average outstanding debt.  “Foreign currency transactions and other” includes foreign exchange gains of $3.0 million and losses of $2.7 million for the years ended December 31, 2010 and 2009, respectively, related to foreign exchange derivative contracts.  Foreign exchange transaction losses including fees on foreign exchange transactions were approximately $6.1 million and $2.9 million for the years ended December 31, 2010 and 2009, respectively.  The early conversion of convertible debt resulted in losses of $11.3 million and $1.0 million for the years ended December 31, 2010 and 2009, respectively.

Income Taxes

	Year Ended December 31,
	($000)
	2010	2009	Change
Income Tax (Expense) Benefit	$(218,141)	$47,168	(562.5)%

Our effective tax rate for the years ended December 31, 2010 and 2009 was 29.2% and (10.7)%, respectively, and differs from the expected tax provision at the U.S. statutory tax rate of 35%, principally due to lower foreign tax rates, partially offset by state income taxes and certain non-deductible expenses.  The income tax benefit for the year ended December 31, 2009 included a benefit of $183.3 million, resulting from the reversal of a portion of the valuation allowance on our deferred tax assets relating to net operating loss carryforwards.  Excluding the aforementioned $183.3 million benefit in 2009, the effective income tax rates for the year ended December 31, 2010 decreased over the same period in 2009, primarily due to a higher percentage of foreign income which is taxed at lower rates.

Due to our domestic net operating loss carryforwards, we do not expect to make tax payments on our U.S. income for the foreseeable future, except for U.S. federal alternative minimum tax and state income taxes.  However, we expect to pay foreign taxes on our foreign income.  We expect that Booking.com, Agoda and TravelJigsaw will grow their pretax income at higher rates than the U.S. over the long term and, therefore, it is our expectation that our cash tax payments will continue to increase as our international operations generate an increasing share of our pretax income.

Effective January 1, 2010, the Netherlands modified its corporate income tax law related to income generated from qualifying “innovative” activities (the “Innovation Box Tax”).   Earnings that qualify for the Innovation Box Tax will effectively be taxed at the rate of 5% rather than the Dutch statutory rate of 25.5% (25% as of 2011).  Booking.com obtained a ruling from the Dutch tax authorities in February 2011 confirming that a portion of its earnings (“qualifying earnings”) is eligible for Innovation Box Tax treatment.  The ruling from the Dutch tax authorities is valid from January 1, 2010 through December 31, 2013 (the “Initial Period”). In this ruling, the Dutch tax authorities require that the Innovation Box Tax benefit be phased in over a multi-year period.  The Innovation Box Tax did not have a material impact on our 2010 results.  In 2011, we expect the impact of the Innovation Box Tax to reduce our consolidated income tax rate by approximately one to two percentage points.  The amount of qualifying earnings expressed as a percentage of the total pretax earnings in the Netherlands will vary depending upon the level of total pretax earnings that is achieved in any given year.

In order to be eligible for Innovation Box Tax treatment, Booking.com must, among other things, apply for and obtain a research and development (“R&D”) certificate from a Dutch governmental agency every six months confirming that the activities that Booking.com intends to be engaged in over the subsequent six month period are “innovative.”  Should Booking.com fail to secure such a certificate in any such period -- for example, because the governmental agency does not view Booking.com’s new or anticipated activities as “innovative” -- or should this agency determine that the activities contemplated to be performed in a prior period were not performed as contemplated or did not comply with the agency’s requirements, Booking.com may lose its certificate and, as a result, the Innovation Box Tax benefit may be reduced or eliminated.

After the Initial Period, Booking.com intends to reapply for continued Innovation Box Tax treatment for future periods.  There can be no assurance that Booking.com’s application will be accepted, or that the amount of qualifying earnings or applicable tax rates will not be reduced at that time.   In addition, there can be no assurance that the tax law will not change in 2011 and/or future years resulting in a reduction or elimination of the tax benefit.

Noncontrolling Interests

	Year Ended December 31,
	($000)
	2010	2009	Change
Noncontrolling Interests Income	$601	n/a	n/a

Noncontrolling interests for the year ended December 31, 2010, represents the proportionate share of the net income of TravelJigsaw Holdings Limited for the period of May 18, 2010 through December 31, 2010, applicable to the noncontrolling interests (refer to Note 13 of the Consolidated Financial Statements).

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

Gross bookings increased by 25.8% for the year ended December 31, 2009, compared to the same period in 2008, primarily due to 49.3% growth in hotel room night reservations, partially offset by year-over-year declines in average selling prices for our hotel and airline ticket services in most markets.  The 31.2%increase in international gross bookings was attributable to growth in international hotel room night reservations for our Booking.com and Agoda businesses.  Domestic gross bookings increased by 18.3% for the year ended December 31, 2009, compared to the same period in 2008, primarily due to growth in Name Your Own Price® hotel room night reservations, price-disclosed airline tickets, merchant price-disclosed hotel room night reservations and price-disclosed rental car days, partially offset by a decline in Name Your Own Price® airline tickets.

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

Hotel room night reservations sold increased by 49.3% for the year ended December 31, 2009, over the same period in 2008, primarily due to an increase in the sale of Booking.com agency room night reservations, as well as an increase in the sale of Name Your Own Price® room night reservations and Agoda and domestic price-disclosed room night reservations.

Rental car days sold increased by 12.4% for the year ended December 31, 2009, over the same period in 2008, primarily due to an increase in the sale of price-disclosed rental car days, as well as an increase in Name Your Own Price® rental car days.

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

Cost of Revenues

For the year ended December 31, 2009, cost of revenues consisted primarily of: (1) the cost of Name Your Own Price® hotel room reservations from our suppliers, net of applicable taxes, (2) the cost of Name Your Own Price® rental cars from our suppliers, net of applicable taxes; and (3) the cost of Name Your Own Price® airline tickets from our suppliers, net of the federal air transportation tax, segment fees and passenger facility charges imposed in connection with the sale of airline tickets.  Cost of revenues for the year ended December 31, 2009 increased by 16.0%, compared to the same period in 2008, primarily due to the increase in merchant revenue discussed above.  Merchant price-disclosed hotel revenues in the U.S. and at Agoda are recorded in merchant revenues net of the amounts paid to suppliers and therefore, there is no associated cost of revenues for merchant price-disclosed hotel revenues.  Cost of revenues as a percentage of their associated merchant revenues decreased primarily due to the increase in merchant price-disclosed hotel revenues, which are recorded on a “net” basis.

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

Personnel expenses consist of compensation to our personnel, including salaries, bonuses, taxes, employee health benefits and stock-based compensation. For the year ended December 31, 2009, personnel expenses increased over the same period in 2008, primarily due to increased compensation expenses associated with headcount growth, partially offset by the impact of foreign currency exchange rates.  Stock-based compensation expense was approximately $40.7 million for the year ended December 31, 2009 and $40.5 million for the year ended December 31, 2008.

General and Administrative

	Year Ended December 31,
	($000)
	2009	2008	Change
General and Administrative	$68,555	$55,267	24.0%
% of Total Gross Profit	5.4%	5.8%

General and administrative expenses consist primarily of: (1) fees for outside professionals, including litigation expenses; (2) occupancy expenses; and (3) personnel related expenses such as recruiting, training and travel expenses. General and administrative expenses increased during the year ended December 31, 2009, over the same period in 2008, due to additional fees for outside professionals, including litigation expenses primarily related to hotel occupancy and other tax proceedings, and increased occupancy expenses associated with new Booking.com offices, partially offset by the impact of foreign currency exchange rates.  Additionally, we recorded a charge in the amount of $3.7 million for the year ended December 31, 2009 related to a judgment in a lawsuit involving hotel occupancy taxes (see Note 16 to the Consolidated Financial Statements for further details).

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

For the year ended December 31, 2009, interest income on cash and marketable securities decreased over the same period in 2008, primarily due to lower prevailing interest rates.  Interest expense decreased for the year ended December 31, 2009, as compared to the same period in 2008, primarily due to convertible debt conversions.  “Foreign currency transactions and other” includes foreign exchange losses of $2.7 million for the year ended December 31, 2009 and foreign exchange gains of $4.0 million for the year ended December 31, 2008, related to foreign exchange derivative contracts.  Foreign exchange transaction losses, including fees on foreign exchange transactions, were approximately $2.9 million for the year ended December 31, 2009, compared to $0.3 million of gains for the year ended December 31, 2008.  A loss of $1.0 million for the year ended December 31, 2009, resulted from convertible debt conversions, compared to a gain of $6.0 million for the year ended December 31, 2008.  In addition, “Foreign currency transactions and other” includes a loss of $0.8 million for the year ended December 31, 2008 to reflect a permanent impairment in the value of a corporate note included in long-term investments.

Income Taxes

	Year Ended December 31,
	($000)
	2009	2008	Change
Income Tax Benefit (Expense)	$47,168	$(90,171)	(152.3)%

Our effective tax rate for the years ended December 31, 2009 and 2008 was (10.7)% and 32.7%, respectively.  Our effective tax rate for the year ended December 31, 2009 differs from the expected tax provision at the U.S. statutory tax rate of 35%, principally because it includes tax benefits of $183.3 million resulting from the reversal of a portion of the valuation allowance on our deferred tax assets related to net operating loss.

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

See Note 15 to the Consolidated Financial Statements for details about the non-cash income tax benefits for the year ended December 31, 2009.

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

Liquidity and Capital Resources

As of December 31, 2010, we had $1.7 billion in cash, cash equivalents and short-term investments.  Approximately $949 million of our cash, cash equivalents and short-term investments are held by our international subsidiaries and are denominated primarily in Euros and, to a lesser extent, in British Pound Sterling.  We currently intend to permanently reinvest this cash in our foreign operations.  We could not repatriate this cash to the U.S. without incurring additional tax payments in the U.S. Cash equivalents and short-term investments are primarily comprised of foreign and U.S. government securities and bank deposits.

In March 2010, we issued in a private placement $575.0 million aggregate principal amount of convertible senior notes due 2015, with an interest rate of 1.25%.  Interest on these notes is payable in March and September of each year.  The net proceeds may be used for general corporate purposes, which may include repurchasing shares of priceline.com Incorporated common stock from time to time, repaying outstanding debt and corporate acquisitions.  As discussed below, concurrent with this debt offering, we repurchased approximately $100 million of our outstanding common stock.  See Note 11 to the Consolidated Financial Statements for further details on these notes.

In March 2010, our Board of Directors authorized an additional repurchase of up to $500 million of our common stock from time to time in open market or privately negotiated transactions, including the approval to purchase up to $100 million of our common stock from the proceeds of, and concurrently with, the offering of the notes discussed above.  We repurchased 461,437 shares of our common stock at an aggregate cost of $106.1 million during the year ended December 31, 2010.  As of December 31, 2010, we have a remaining authorization to repurchase $459.2 million of our common stock.  We may from time to time make additional repurchases of our common stock, depending on prevailing market conditions, alternate uses of capital and other factors.

Our merchant transactions are structured such that we collect cash up front from our customers and then we pay most of our suppliers at a subsequent date.  We therefore tend to experience significant swings in supplier payables depending on the volume of our business during the last few weeks of every quarter.  This can cause volatility in working capital levels and impact cash balances more or less than our operating income would indicate.

Net cash provided by operating activities for the year ended December 31, 2010, was $777.3 million, resulting from net income of $528.1 million and net favorable changes in working capital of $50.9 million, and a net favorable impact of $198.3 million for non-cash items not affecting cash flows.  Non-cash items include deferred income taxes, stock-based compensation expense, depreciation and amortization, primarily from acquisition-related intangible assets, amortization of debt discount and loss on conversions of our convertible notes.  For the year ended December 31, 2010, accounts payable, accrued expenses and other current liabilities increased by $84.8 million, primarily related to higher deferred merchant bookings and accrued expenses as our business continues to expand.  Other changes in working capital for the year ended December 31, 2010 include an increase in other assets and liabilities of $17.8 million, principally related to an increase in long-term liabilities, partially offset by a $29.3 million increase in accounts receivable, and a $22.4 million increase in prepaid expenses and other current assets.  The increase in accounts receivable is primarily due to the growth in the size of our business.  The increase in prepaid expenses and other current assets is primarily related to the timing and amount of tax payments and increases in business volume.

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

Net cash used in investing activities was $841.1 million for the year ended December 31, 2010.  Investing activities were affected by $741.4 million net purchase of marketable securities and a payment of $112.4 million for acquisitions and other equity investments, net of cash acquired, partially offset by $35.0 million net proceeds from foreign currency forward contracts and a $0.3 million change in restricted cash.  Net cash used in investing activities was $501.5 million for the year ended December 31, 2009.  Investing activities were affected by $490.0 million net purchase of marketable securities, payment of $5.0 million to settle derivative contracts and a payment of $1.5 million for acquisitions and other equity investments, net of cash acquired, partially offset by $8.9 million received in connection with the dissolution of pricelinemortgage.com and a reduction in restricted cash of $1.2 million.  Cash invested in purchase of property and equipment was $22.6 million and $15.1 million in the years ended December 31, 2010 and 2009, respectively.

Net cash provided by financing activities was approximately $213.0 million for the year ended December 31, 2010.  The cash provided by financing activities during the year ended December 31, 2010 was primarily related to proceeds from the issuance of convertible senior notes with an aggregate principal amount of $575.0 million, $43.0 million of proceeds from the termination of conversion spread hedges, $25.8 million of proceeds from the exercise of employee stock options, $3.1 million of excess tax benefits from stock-based compensation and proceeds of $4.3 million from the sale of subsidiary shares to noncontrolling interests, partially offset by $295.4 million paid upon the conversion of senior notes, $129.5 million of treasury stock purchases and $13.3 million of debt issuance costs.  Net cash used in financing activities was approximately $169.0 million for the year ended December 31, 2009.  The cash used in financing activities during the year ended December 31, 2009 was primarily related to $197.1 million of principal paid upon the conversion of senior notes, $17.4 million of treasury stock purchases, partially offset by $43.4 million of proceeds from the exercise of employee stock options and $2.1 million of excess tax benefits from stock-based compensation.

Contingencies

A number of jurisdictions have initiated lawsuits against us related to, among other things, the payment of hotel occupancy and other taxes (i.e., state and local sales tax).  In addition, a number of municipalities have initiated audit proceedings, issued proposed tax assessments or started inquiries relating to the payment of hotel occupancy and other taxes.  To date, the majority of taxing jurisdictions in which we facilitate the making of hotel room reservations have not asserted that taxes are due and payable on our U.S. “merchant” hotel business.  With respect to jurisdictions that have not initiated proceedings to date, it is possible that they will do so in the future or that they will seek to amend their tax statutes and seek to collect taxes from us only on a prospective basis.  See Item 3 — Legal Proceedings and Note 16 to the Consolidated Financial Statements for a description of these pending cases and proceedings, and Item 1A Risk Factors — “Adverse application of state and local tax laws could have an adverse effect on our business and results of operation” in this Annual Report.

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

To the extent that any tax authority succeeds in asserting that we have a tax collection responsibility, or we determine that we have one, with respect to future transactions, we may collect any such additional tax obligations from our customers, which would have the effect of increasing the cost of hotel room reservations to our customers and, consequently, could make our hotels services less competitive (i.e., versus the websites of other online travel companies or hotel company websites) and reduce hotel reservation transactions; alternatively, we could choose to reduce the compensation for our services on “merchant” hotel transactions.  Either step could have a material adverse effect on our business and results of operations.

As a result of this litigation and other attempts by jurisdictions to levy similar taxes, we have established a reserve which amounted to approximately $26 million and $21 million as of December 31, 2010 and 2009, respectively.  The reserve is based on our reasonable estimate, and the ultimate resolution of these issues may be less or greater than the liabilities recorded.  We believe that even if we were to suffer adverse determinations in the near term in more of the pending proceedings than currently anticipated given results to date, because of our available cash, it would not have a material impact on our liquidity.

The following table represents our material contractual obligations and commitments as of December 31, 2010 (see Note 16 to the Consolidated Financial Statements):

	Payments due by Period (in thousands)
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years

Operating lease obligations	$81,722	$20,400	$30,667	$11,947	$18,708
Convertible debt(1)	607,858	9,499	14,375	583,984	—
Earnouts — acquisitions	64,636	64,636	—	—	—
Redeemable noncontrolling interests	45,751	15,250	30,501	—	—

Total(2)	$799,967	$109,785	$75,543	$595,931	$18,708

(1)   Convertible debt represents the aggregate principal amount of the Notes and interest of $32.6 million.  See Note 11 to the Consolidated Financial Statements.

(2)   We reported “Other long-term liabilities” of $43 million on the Consolidated Balance Sheet at December 31, 2010, of which approximately $26 million related to our reserve for potential resolution of issues related to hotel occupancy and other hotel-related transaction taxes (refer to Note 16 to the Consolidated Financial Statements) and $13 million related to unrecognized tax benefits (refer to Note 15 to the Consolidated Financial Statements).   A variety of factors could affect the timing of payments for these liabilities.  We believe that these matters will likely not be resolved in the next twelve months and accordingly we have classified the estimated liability as “non-current” on the Consolidated Balance Sheet.  We have excluded “Other long-term liabilities” in the amount of $43 million from the contractual obligations table because we cannot reasonably estimate the timing of such payments.

The contingent conversion threshold on the 2015 Notes was not exceeded at December 31, 2010, and therefore, that debt is reported as a non-current liability.  The determination of whether the 2015 Notes are convertible must continue to be performed on a quarterly basis.  These notes may become convertible at the option of the holder prior to their stated maturity date of March 2015 if the closing price of our common stock exceeds the contingent conversion threshold for the prescribed measurement periods (see Note 11 to the Consolidated Financial Statements).

In connection with our acquisition of Agoda in 2007, contingent consideration of up to $141.6 million was payable in 2011 if Agoda achieved specified “gross bookings” and earnings targets for the period of January 1, 2008 through December 31, 2010.  Based upon actual results for the three year period ended December 31, 2010, we recorded a liability and increased goodwill by $60.1 million. This treatment did not impact the Consolidated Statement of Cash Flows for 2010.  This amount will be reflected as an investing cash outflow when it is paid in 2011.

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

The revolving credit facility provides for the issuance of up to $50.0 million of letters of credit as well as borrowings on same-day notice, referred to as swingline loans, which are available in U.S. Dollars, Euros, British Pounds Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility will be used for working capital and general corporate purposes.  As of December 31, 2010, there were no borrowings outstanding under the facility and we have issued approximately $1.6 million of letters of credit under the revolving credit facility.

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

Off-Balance Sheet Arrangements.

As of December 31, 2010, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

We did not experience any material changes in interest rate exposures during the year ended December 31, 2010.  Based upon economic conditions and leading market indicators at December 31, 2010, we do not foresee a significant adverse change in interest rates in the near future.

However, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the fair value of our available for sale investments assuming an adverse change of 100 basis points.  A hypothetical 100 basis points (1.0%) increase in interest rates would have resulted in a decrease in the fair values of our investments as of December 31, 2010 of approximately $3.8 million.  These hypothetical losses would only be realized if we sold the investments prior to their maturity.

As of December 31, 2010, the outstanding principal amount of our debt is approximately $575 million.  We estimate that the market value of such debt was approximately $0.9 billion as of December 31, 2010.  A substantial portion of the market value of our debt in excess of the carrying value is related to the conversion premium on the bonds.

As a result of the acquisitions of Booking.com, Agoda and TravelJigsaw, we are conducting a significant and growing portion of our business outside the United States through subsidiaries with functional currencies other than the U.S. Dollar (primarily Euros).  As a result, we face exposure to adverse movements in currency exchange rates as the financial results of our international operations are translated from local currency into U.S. Dollars upon consolidation.  If the U.S. Dollar weakens against the local currency, the translation of these foreign-currency-denominated balances will result in increased net assets, net revenues, operating expenses, and net income or loss.  Similarly, our net assets, net revenues, operating expenses, and net income or loss will decrease if the U.S. Dollar strengthens against local currency.  Additionally, foreign exchange rate fluctuations on transactions denominated in currencies other than the functional currency result in gains and losses that are reflected in the Consolidated Statement of Operations.  Booking.com, Agoda and TravelJigsaw are subject to risks typical of international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility.

From time to time, we enter into foreign exchange derivative contracts to minimize the impact of short-term foreign currency fluctuations on our consolidated operating results. Our derivative contracts principally address foreign exchange fluctuation risk for the Euro.  As of December 31, 2010, derivatives with a notional value of 30 million Euros that are not designated as hedging instruments for accounting purposes resulting in a liability of $0.2 million are recorded in “Accrued expenses and other current liabilities” in the Consolidated Balance Sheet.  Foreign exchange derivatives outstanding as of December

31, 2010 associated with foreign currency transaction risks that are not designated as hedging instruments for accounting purposes resulted in an asset of $1.0 million, recorded in “Prepaid expenses and other current assets” in the Consolidated Balance Sheet.  As of December 31, 2009, there were no outstanding contracts for derivatives not designated as hedging instruments.  Foreign exchange gains of $3.0 million and $4.0 million for the years ended December 31, 2010 and 2008, respectively, and foreign exchange losses of $2.7 million for the year ended December 31, 2009, were recorded in “Foreign currency transactions and other” related to foreign exchange derivative contracts.  A hypothetical 10% strengthening of the foreign exchange rates relative to the U.S. Dollar, with all other variables held constant, would have resulted in a derivative liability balance of approximately $6 million as of December 31, 2010.

As of December 31, 2010 and 2009, we had outstanding forward currency contracts with a notional value of 378 million Euros and 183 million Euros, respectively, to hedge a portion of our net investment in a foreign subsidiary.  These contracts are all short-term in nature.  Mark-to-market adjustments on these net investment hedges are recorded as currency translation adjustments.  The net fair value of these derivatives at December 31, 2010 was a net liability of $2.8 million, with assets of $4.0 million recorded in “Prepaid expenses and other current assets” and liabilities of $6.8 million recorded in “Accrued expenses and other current liabilities” in the Consolidated Balance Sheet.   Derivative assets at December 31, 2009 of $8.0 million are recorded in “Prepaid expenses and other current assets” in the Consolidated Balance Sheet.  A hypothetical 10% strengthening of the foreign exchange rates relative to the U.S. Dollar, with all other variables held constant, would have resulted in a derivative liability of approximately $53 million as of December 31, 2010.  See Note 5 to the Consolidated Financial Statements for further detail on our derivative instruments.

Additionally, fixed rate investments are subject to unrealized gains and losses due to interest rate volatility.  To the extent that changes in interest rates and currency exchange rates affect general economic conditions, the Priceline Group would also be affected by such changes.

Item 8.  Financial Statements and Supplementary Data

The following Consolidated Financial Statements of the Company and the report of our independent registered public accounting firm are filed as part of this Annual Report on Form 10-K (See Item 15).

Consolidated Balance Sheets as of December 31, 2010 and 2009; Consolidated Statements of Operations, Changes in Stockholders’ Equity and Cash Flows for the years ended December 31, 2010, 2009 and 2008; Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of our management’s assessment of the design and effectiveness of our internal controls for the year ended December 31, 2010.  Our independent registered public accounting firm also attested to, and reported on, our management’s assessment of the effectiveness of internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Controls.  No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the three months ended December 31, 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

priceline.com Incorporated

Norwalk, Connecticut

We have audited the internal control over financial reporting of priceline.com Incorporated and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control Over Financial Reporting” appearing in Item 9A.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our report dated February 25, 2011 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Stamford, Connecticut

February 25, 2011

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by Part III, Item 10, will be included in our Proxy Statement relating to our 2011 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2010, and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by Part III, Item 11, will be included in our Proxy Statement relating to our 2011 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2010, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Part III, Item 12, will be included in our Proxy Statement relating to our 2011 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2010, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by Part III, Item 13, will be included in our Proxy Statement relating to our 2011 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2010, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by Part III, Item 14, will be included in our Proxy Statement relating to our 2011 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2010, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)                                  List of Documents Filed as a Part of this Annual Report on Form 10-K:

The following Consolidated Financial Statements of the Company and the report of our independent registered public accounting firm are filed as part of this Annual Report on Form 10-K.

Consolidated Balance Sheets as of December 31, 2010 and 2009; and the related Consolidated Statements of Operations, Changes in Stockholders’ Equity and Cash Flows for the years ended December 31, 2010, 2009 and 2008; Notes to Consolidated Financial Statements; and Report of Independent Registered Public Accounting Firm.

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

Exhibit
Number	Description

2.1(m)	Share Sale and Purchase Agreement, dated July 14, 2005 by and between the Registrant, ACME Limited and Blue Sky Investments B.V.
2.2(o)	Articles of Association of priceline.com International Limited, as amended.
3.1(a)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(b)	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated June 13, 2003.
3.3(jj)	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated June 3, 2009.

3.4	Amended and Restated By-Laws of the Registrant.
4.1	Reference is hereby made to Exhibits 3.1, 3.2 and 3.3.
4.2(a)	Specimen Certificate for Registrant’s Common Stock.
4.3(a)	Amended and Restated Registration Rights Agreement, dated as of December 8, 1998, among the Registrant and certain stockholders of the Registrant.
4.4(b)	Registration Rights Agreement, dated as of August 1, 2003, among the Registrant and the initial purchasers named therein.
4.5(b)	Indenture, dated as of August 1, 2003, between the Registrant and American Stock Transfer & Trust Company, as Trustee (including the form of note contained therein).
4.6(b)	Supplemental Indenture, dated as of October 22, 2003, between the Registrant and American Stock Transfer & Trust Company, as Trustee.
4.7(d)	Second Supplemental Indenture, dated as of December 13, 2004, between the Registrant and American Stock Transfer & Trust Company, as Trustee.
4.8(c)	Registration Rights Agreement, dated as of June 28, 2004, among priceline.com Incorporated and the initial purchasers named therein.
4.9(c)	Indenture, dated as of June 28, 2004, between the Registrant and American Stock Transfer & Trust Company, as Trustee (including the form of note contained therein).
4.10(d)	First Supplemental Indenture, dated as of December 13, 2004, between the Registrant and American Stock Transfer & Trust Company, as Trustee.
4.11(b)	Certificate of Designation, Preferences and Rights of Series A Convertible Redeemable PIK Preferred Stock of the Registrant.
4.12(b)	Certificate of Designation, Preferences and Rights of Series B Redeemable Preferred Stock of the Registrant.
4.13(u)	Indenture, dated as of September 27, 2006, between priceline.com Incorporated and American Stock Transfer and Trust Company, as Trustee.
4.14(u)	Registration Rights Agreement, dated as of September 27, 2006, between priceline.com Incorporated and Goldman Sachs & Co., as representative of the Initial Purchasers.
4.15(w)	Indenture relating to New 1.00% Notes, dated as of November 6, 2006, between priceline.com Incorporated and American Stock Transfer and Trust Company, as Trustee.
4.16(w)	Indenture relating to New 2.25% Notes, dated as of November 6, 2006, between priceline.com Incorporated and American Stock Transfer and Trust Company, as Trustee.
4.17(ll)	Indenture, dated as of March 10, 2010, between the Registrant and American Stock Transfer & Trust Company, LLC as Trustee.
10.1(a)+	1997 Omnibus Plan of the Registrant.
10.2(e)+	1999 Omnibus Plan of the Registrant, as amended.
10.3(f)+	Priceline.com 2000 Employee Stock Option Plan.
10.4(e)+	Form of Stock Option Grant Agreement.
10.5(e)+	Form of Restricted Stock Agreement for restricted stock grants to Board of Directors.
10.6(g)+	Form of Base Restricted Stock Agreement (U.S.).
10.7(g)+	Form of Base Restricted Stock Agreement (U.K.).
10.8(g)+	Form of Restricted Stock Agreement with covenants (U.S.).
10.9(g)+	Restricted Stock Agreement, dated February 1, 2005, between Jeffery H. Boyd and the Registrant.
10.10(h)+	Stock Option and Restricted Stock Agreement, dated November 20, 2000, by and between the Registrant and Robert Mylod Jr.
10.11(g)+	Restricted Stock Agreement, dated February 1, 2005, between Robert J. Mylod Jr. and the Registrant.
10.12(i)+	Employment Agreement, dated February 8, 2006, by and between the Registrant and Peter J. Millones.
10.13(i)+	Form of priceline.com Incorporated 1999 Omnibus Plan Restricted Stock Agreement for Non-Employee Directors.
10.14(j)*	Formation and Funding Agreement, dated as of March 17, 2000, by and between the Registrant and Alliance Partners, L.P.
10.15(k)	Restructuring Agreement, dated as of October 3, 2003, between Hutchison-Priceline Limited, Trio Happiness Limited and PCLN Asia, Inc.
10.16(k)	Amended and Restated Securityholders’ Agreement, dated as of October 3, 2003, among Hutchison-Priceline Limited, PCLN Asia, Inc. and Trio Happiness Limited.
10.17(k)	Master Agreement, dated as of November 20, 2003, between Credit Suisse First Boston International and the Registrant.
10.18(k)	Schedule to the Master Agreement, dated as of November 20, 2003 between Credit Suisse First Boston International and the Registrant.
10.19(k)	Letter Agreement, dated November 26, 2003, between Credit Suisse First Boston International and priceline.com Incorporated.
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

10.40(aa)	Pledge and Security Agreement dated as of September 26, 2007 by and among priceline.com Incorporated and JPMorgan Chase Bank, National Association.
10.41(aa)	Guaranty dated as of September 26, 2007 by each of the subsidiaries of priceline.com Incorporated and JPMorgan Chase Bank, National Association.
10.42(bb)*	Equity Purchase Agreement by and among priceline.com Mauritius Co. Ltd, priceline.com Incorporated and the shareholders of Agoda Company Ltd. and members of AGIP LLC dated November 6, 2007.
10.43(cc)+	Performance share unit agreement dated December 1, 2007.
10.44(dd)*+	Form of 2007 Performance Share Unit Agreement for awards under the 1999 Omnibus Plan, as amended, based on the performance of the Company’s consolidated operations.
10.45(dd)*+	Form of 2007 Performance Share Unit Agreement for awards under the 1999 Omnibus Plan, as amended, based on the performance of the Company’s domestic operations on an unconsolidated basis.
10.46(dd)*+	Form of 2007 Performance Share Unit Agreement for awards under the 1999 Omnibus Plan, as amended, based on the performance of Agoda Company Ltd., Agoda Company Pte. Ltd. and Agoda Services Co. Ltd.
10.47(ee)+	priceline.com Incorporated 1999 Omnibus Plan (As Amended and Restated Effective June 4, 2008).
10.48(ff)+	Form of Restricted Stock Unit Agreement for awards to non-U.S. participants under the 1999 Omnibus Plan, as amended.
10.49(gg)+	Separation Agreement, by and between Booking.com B.V. and Stef Norden.
10.50(gg)+	Amended and Restated Employment Agreement, dated August 22, 2008, by and between priceline.com Incorporated and Jeffery H. Boyd.
10.51(gg)+	Performance share unit agreement, by and between priceline.com Incorporated and Jeffery H. Boyd.
10.52(hh)+	Letter amendment, dated December 18, 2008, to Amended and Restated Employment Agreement, by and between priceline.com Incorporated and Jeffery H. Boyd.
10.53 (hh)+	Amended and Restated Employment Agreement, dated December 18, 2008, by and between priceline.com Incorporated and Robert J. Mylod.
10.54 (hh)+	Amended and Restated Employment Agreement, dated December 18, 2008, by and between priceline.com Incorporated and Peter J. Millones.
10.55 (hh)+	Amended and Restated Employment Agreement, dated December 18, 2008, by and between priceline.com Incorporated and Chris Soder.
10.56 (hh)+	Letter amendment, dated December 16, 2008, to Letter agreement, dated October 19, 2005 by and between priceline.com and Daniel J. Finnegan.

10.57 (hh)+	Amended and Restated Employment Contract, by and between Booking.com B.V. and Cornelis Petrus Henricus Maria Koolen.
10.58(ii)+	Form of 2009 Restricted Stock Unit Agreement for awards to Messrs. Boyd and Mylod under the 1999 Omnibus Plan, as amended.
10.59(kk)+	Indemnification Agreement, dated November 10, 2009, between priceline.com Incorporated and Kees Koolen.
10.60(ll)

Purchase Agreement, dated as of March 4, 2010, between the Registrant and J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the initial purchasers named therein.

10.61(mm)+*	Form of Performance Share Unit Agreement for awards under the 1999 Omnibus Plan, as amended, based on the performance of the Registrant’s consolidated operations.
10.62(mm)+*	Form of Performance Share Unit Agreement for awards under the 1999 Omnibus Plan, as amended, based on the performance of the Registrant’s consolidated operations.
10.63(mm)+*	Form of Performance Share Unit Agreement for awards under the 1999 Omnibus Plan, as amended, based on the performance of the Registrant’s domestic operations on an unconsolidated basis.
10.64(mm)+*	Form of Performance Share Unit Agreement for awards under the 1999 Omnibus Plan, as amended, based on the performance of Booking.com B.V.
14(k)	Priceline.com Incorporated Code of Business Conduct and Ethics.
21	List of Subsidiaries.
23.1	Consent of Deloitte & Touche LLP.
24.1	Power of Attorney (included in the Signature Page).
31.1	Certificate of Jeffery H. Boyd, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Daniel J. Finnegan, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(nn)	Certification of Jeffery H. Boyd, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
32.2(nn)	Certification of Daniel J. Finnegan, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
101

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

(c)	Previously filed as an exhibit to the Form 10-Q for the quarterly period ended September 30, 2003.
(d)	Previously filed as an exhibit to the Form 8-K filed on December 13, 2004.
(e)	Previously filed as an exhibit to the Form S-8 (Registration No. 333-122414) filed on January 31, 2005.
(f)	Previously filed as an exhibit to the Form S-8 (Registration No. 333-55578) filed on February 14, 2001.
(g)	Previously filed as an exhibit to the Form 8-K filed on February 7, 2005.
(h)	Previously filed as an exhibit to the Form 10-K for the year ended December 31, 2000.
(i)	Previously filed as an exhibit to the Form 8-K filed on February 8, 2006.
(j)	Previously filed as an exhibit to the Form 10-Q for the quarterly period ended March 31, 2000.
(k)	Previously filed as an exhibit to the Form 10-K for the year ended December 31, 2003.
(l)	Previously filed as an exhibit to the Form 8-K filed on September 23, 2004.
(m)	Previously filed as an exhibit to the Form 8-K filed on July 20, 2005.
(n)	Previously filed as an exhibit to the Form 8-K filed on June 3, 2005.
(o)	Previously filed as an exhibit to the Form 8-K filed on September 29, 2005.
(p)	Previously filed as an exhibit to the Form 8-K filed on October 21, 2005.
(q)	Previously filed as an exhibit to the Form 8-K filed on November 8, 2005.
(r)	Previously filed as an exhibit to the Form 10-Q for the quarterly period ended March 31, 2006.
(s)	Previously filed as an exhibit to the Form 8-K filed on September 7, 2006.
(t)	Previously filed as an exhibit to the Form 8-K filed on September 27, 2006.
(u)	Previously filed as an exhibit to the Form 8-K filed on September 28, 2006.
(v)	Previously filed as an exhibit to the Form 8-K filed on October 16, 2006.
(w)	Previously filed as an exhibit to the Form 8-K filed on November 9, 2006.
(x)	Previously filed as an exhibit to the Form 8-K filed on December 8, 2006.
(y)	Previously filed as an exhibit to the form 8-K filed on February 23, 2007.
(z)	Previously filed as an exhibit to the Form 8-K filed on May 4, 2007.
(aa)	Previously filed as an exhibit to the Form 10-Q for the quarterly period ended September 30, 2007.
(bb)	Previously filed as an exhibit to the Form 10-K for the year ended December 31, 2007
(cc)	Previously filed as an exhibit to the Form 8-K filed on December 5, 2007.
(dd)	Previously filed as an exhibit to the Form 8-K filed on March 11, 2008.
(ee)	Previously filed as an exhibit to the Form 8-K filed on June 6, 2008.
(ff)	Previously filed as an exhibit to the Form 10-Q for the quarterly period ended September 30, 2007.
(gg)	Previously filed as an exhibit to the Form 8-K filed on August 6, 2008.
(hh)	Previously filed as an exhibit to the Form 10-K for the year ended December 31, 2008.
(ii)	Previously filed as an exhibit to the Form 8-K filed on March 4, 2009.
(jj)	Previously filed as an exhibit to the Form 8-K filed on June 5, 2009.
(kk)	Previously filed as an exhibit to the Form 10-K for the year ended December 31, 2009.
(ll)	Previously filed as an exhibit to a Form 8-K filed on March 10, 2010.
(mm)	Previously filed as an exhibit to a Form 8-K filed on March 10, 2010.
(nn)	This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.

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

PRICELINE.COM INCORPORATED

By:	/s/ Jeffery H. Boyd
	Name:	Jeffery H. Boyd
	Title:	Chief Executive Officer
	Date:	February 25, 2011

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

Signature	Title	Date

/s/ Ralph M. Bahna	Chairman	February 25, 2011
Ralph M. Bahna	and Director

/s/ Jeffery H. Boyd	President, Chief Executive Officer and	February 25, 2011
Jeffery H. Boyd	Director (Principal Executive Officer)

/s/ Daniel J. Finnegan	Chief Financial Officer and Chief Accounting	February 25, 2011
Daniel J. Finnegan	Officer (Principal Financial Officer and Principal Accounting Officer)

Signature	Title	Date

/s/ Howard W. Barker, Jr.	Director	February 25, 2011
Howard W. Barker, Jr.

/s/ Jan L. Docter	Director	February 25, 2011
Jan L. Docter

/s/ Jeffrey E. Epstein	Director	February 25, 2011
Jeffrey E. Epstein

/s/ James M. Guyette	Director	February 25, 2011
James M. Guyette

/s/ Nancy B. Peretsman	Director	February 25, 2011
Nancy B. Peretsman

/s/ Craig W. Rydin	Director	February 25, 2011
Craig W. Rydin

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

priceline.com Incorporated

Norwalk, Connecticut

We have audited the accompanying consolidated balance sheets of priceline.com Incorporated and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of priceline.com Incorporated and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Stamford, Connecticut

February 25, 2011

priceline.com Incorporated

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$358,967	$202,141
Restricted cash	1,050	1,319
Short-term investments	1,303,251	598,014
Accounts receivable, net of allowance for doubtful accounts of $6,353 and $5,023, respectively	162,426	118,659
Prepaid expenses and other current assets	61,211	36,828
Deferred income taxes	70,559	65,980
Total current assets	1,957,464	1,022,941

Property and equipment, net	39,739	30,489
Intangible assets, net	232,030	172,080
Goodwill	510,894	350,630
Deferred income taxes	151,408	253,700
Other assets	14,418	4,384
Total assets	$2,905,953	$1,834,224

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$90,311	$60,568
Accrued expenses and other current liabilities	243,767	127,561
Deferred merchant bookings	136,915	60,758
Convertible debt (see Note 11)	175	159,878
Total current liabilities	471,168	408,765

Deferred income taxes	56,440	43,793
Other long-term liabilities	42,990	24,052
Convertible debt (See Note 11)	476,230	—
Total liabilities	1,046,828	476,610

Commitments and Contingencies (see Note 16)
Redeemable noncontrolling interests (see Note 13)	45,751	—
Convertible debt (see Note 11)	38	35,985

Stockholders’ equity:
Common stock, $0.008 par value, authorized 1,000,000,000 shares,56,567,236 and 52,446,173 shares issued, respectively	438	405
Treasury stock, 7,421,128 and 6,865,119 shares, respectively	(640,415)	(510,970)
Additional paid-in capital	2,417,092	2,289,867
Accumulated earnings (deficit)	69,110	(454,673)
Accumulated other comprehensive loss	(32,889)	(3,000)
Total stockholders’ equity	1,813,336	1,321,629
Total liabilities and stockholders’ equity	$2,905,953	$1,834,224

See Notes to Consolidated Financial Statements.

priceline.com Incorporated

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008
Merchant revenues	$1,691,640	$1,447,576	$1,218,162
Agency revenues	1,380,603	868,395	648,792
Other revenues	12,662	22,241	17,852
Total revenues	3,084,905	2,338,212	1,884,806
Cost of revenues	1,175,934	1,077,449	928,835
Gross profit	1,908,971	1,260,763	955,971
Operating expenses:
Advertising — Offline	35,714	36,270	38,032
Advertising — Online	552,140	365,381	270,713
Sales and marketing	116,303	81,238	77,948
Personnel, including stock-based compensation of $68,200, $40,671 and $40,522, respectively	270,071	180,152	163,785
General and administrative	81,185	68,555	55,267
Information technology	20,998	19,139	17,956
Depreciation and amortization	45,763	39,193	42,796
Total operating expenses	1,122,174	789,928	666,497
Operating income	786,797	470,835	289,474
Other income (expense):
Interest income	3,857	2,223	11,660
Interest expense	(29,944)	(24,084)	(34,853)
Foreign currency transactions and other	(14,427)	(6,672)	9,824
Total other income (expense)	(40,514)	(28,533)	(13,369)
Earnings before income taxes and equity in income (loss) of investees	746,283	442,302	276,105
Income tax (expense) benefit	(218,141)	47,168	(90,171)
Equity in income (loss) of investees	—	2	(310)
Net income	528,142	489,472	185,624
Less: net income attributable to noncontrolling interests	601	—	3,378
Net income applicable to common stockholders of priceline.com, Inc.	$527,541	$489,472	$182,246
Net income applicable to common stockholders per basic common share	$11.00	$11.54	$4.64
Weighted average number of basic common shares outstanding	47,955	42,406	39,299
Net income applicable to common stockholders per diluted common share	$10.35	$9.88	$3.74
Weighted average number of diluted common shares outstanding	50,988	49,522	48,671

See Notes to Consolidated Financial Statements.

priceline.com Incorporated

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 and 2008

(In thousands)

					Additional	Accumulated	Accumulated Other
	Common Stock		Treasury Stock		Paid-in	Earnings	Comprehensive	Comprehensive
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income (Loss)	Income	Total
Balance, December 31, 2007	45,118	$346	(6,646)	$(489,106)	$2,018,432	$(1,126,391)	$50,344		$453,625
Net income applicable to common stockholders	—	—	—	—	—	182,246	—	$182,246
Unrealized gain on marketable securities, net of tax of $0	—	—	—	—	—	—	260	260
Currency translation adjustment, net of tax of $0	—	—	—	—	—	—	(91,001)	(91,001)
Comprehensive income								$91,505	91,505
Reversal of redeemable noncontrolling interests fair value adjustments upon redemption of remaining shares	—	—	—	—	77,442	—	—		77,442
Reclassification adjustment for convertible debt in mezzanine	—	—	—	—	26,669	—	—		26,669
Exercise of stock options and vesting of restricted stock units and/or performance shares	283	2	—	—	5,505	—	—		5,507
Repurchase of common stock	—	—	(39)	(4,449)	—	—	—		(4,449)
Stock—based compensation and other stock based payments	—	—	—	—	40,448	—	—		40,448
Conversion of debt	2,264	19	—	—	1,023	—	—		1,042
Excess tax benefit from stock—based compensation	—	—	—	—	7,037	—	—		7,037
Balance, December 31, 2008	47,665	$367	(6,685)	$(493,555)	$2,176,556	$ (944,145)	$(40,397)		$698,826
Net income applicable to common stockholders	—	—	—	—	—	489,472	—	$489,472
Unrealized gain on marketable securities, net of tax of $0	—	—	—	—	—	—	116	116
Currency translation adjustment, net of tax of $1,209	—	—	—	—	—	—	37,281	37,281
Comprehensive income								$526,869	526,869
Restricted stock forfeitures	(3)	—	—	—	—	—	—		—
Reclassification adjustment for convertible debt in mezzanine	—	—	—	—	18,203	—	—		18,203
Exercise of stock options and vesting of restricted stock units and/ or performance shares	1,200	9	—	—	43,419	—	—		43,428
Repurchase of common stock	—	—	(180)	(17,415)	—	—	—		(17,415)
Stock—based compensation and other stock based payments	—	—	—	—	40,671	—	—		40,671
Conversion of debt	3,584	29	—	—	8,869	—	—		8,898
Excess tax benefit from stock—based compensation	—	—	—	—	2,149	—	—		2,149
Balance, December 31, 2009	52,446	$405	(6,865)	$(510,970)	$2,289,867	$(454,673)	$(3,000)		$1,321,629
Net income applicable to common stockholders	—	—	—	—	—	527,541	—	$527,541
Redeemable noncontrolling interests fair value adjustment	—	—	—	—	—	(3,758)	—	(3,758)
Unrealized gain on marketable securities, net of tax of $175	—	—	—	—	—	—	294	294
Currency translation adjustment, net of tax of $11,311	—	—	—	—	—	—	(30,183)	(30,183)
Comprehensive income								$493,894	493,894
Redeemable noncontrolling interests fair value adjustments	—	—	—	—	(4,118)	—	—		(4,118)
Proceeds from the termination of conversion spread hedges					42,984				42,984
Reclassification adjustment for convertible debt in mezzanine	—	—	—	—	3,683	—	—		3,683
Exercise of stock options and vesting of restricted stock units and/or performance shares	663	5	—	—	25,746	—	—		25,751
Repurchase of common stock	—	—	(556)	(129,445)	—	—	—		(129,445)
Stock—based compensation and other stock—based payments	—	—	—	—	68,396	—	—		68,396
Issuance of senior convertible notes	—	—	—	—	67,516	—	—		67,516
Conversion of debt	3,458	28	—	—	(80,073)	—	—		(80,045)
Excess tax benefit from stock—based compensation	—	—	—	—	3,091	—	—		3,091
Balance, December 31, 2010	56,567	$438	(7,421)	$(640,415)	$2,417,092	$69,110	$(32,889)		$1,813,336

See Notes to Consolidated Financial Statements.

Priceline.com Incorporated

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2010	2009	2008
OPERATING ACTIVITIES:
Net income	$528,142	$489,472	$185,624
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,209	14,491	14,388
Amortization	34,255	24,702	28,680
Provision for uncollectible accounts, net	7,102	3,227	13,113
Reversal of valuation allowances on deferred tax assets	—	(183,272)	—
Other deferred income taxes	37,540	30,990	19,899
Stock-based compensation and other stock based payments	68,396	40,671	40,522
Amortization of debt issuance costs	3,332	2,465	2,525
Amortization of debt discount	20,110	18,203	26,669
Loss (gain) on early extinguishment of debt	11,334	1,048	(6,014)
Equity in (income) loss of investees	—	(2)	310
Loss on impairment of investment	—	—	843
Changes in assets and liabilities:
Accounts receivable	(29,275)	(22,767)	(42,888)
Prepaid expenses and other current assets	(22,373)	(979)	(5,153)
Accounts payable, accrued expenses and other current liabilities	84,750	86,792	32,245
Other	17,775	4,624	4,790
Net cash provided by operating activities	777,297	509,665	315,553

INVESTING ACTIVITIES:
Purchase of investments	(1,813,032)	(922,163)	(196,308)
Proceeds from sale of investments	1,071,669	432,184	218,555
Purchase of shares held by noncontrolling interests	—	—	(154,034)
Additions to property and equipment	(22,593)	(15,106)	(18,322)
Acquisitions and other equity investments, net of cash acquired	(112,405)	(1,500)	(599)
Proceeds from redemption of equity investment in pricelinemortgage.com	—	8,921	—
Proceeds from foreign currency contracts	44,564	—	—
Payments on foreign currency contracts	(9,561)	(5,025)	—
Change in restricted cash	260	1,229	(1,197)
Net cash used in investing activities	(841,098)	(501,460)	(151,905)

FINANCING ACTIVITIES:
Proceeds from the issuance of convertible senior notes	575,000	—	—
Payment of debt issuance costs	(13,334)	—	—
Payments related to conversion of senior notes	(295,401)	(197,122)	(176,943)
Repurchase of common stock	(129,445)	(17,415)	(4,449)
Proceeds from the sale of subsidiary shares to noncontrolling interests	4,311	—	—
Proceeds from exercise of stock options	25,751	43,428	5,507
Proceeds from the termination of conversion spread hedges	42,984	—	—
Excess tax benefit from stock-based compensation	3,091	2,149	7,037
Net cash provided by (used in) provided by financing activities	212,957	(168,960)	(168,848)

Effect of exchange rate changes on cash and cash equivalents	7,670	(1,654)	(15,609)
Net increase (decrease) in cash and cash equivalents	156,826	(162,409)	(20,809)
Cash and cash equivalents, beginning of period	202,141	364,550	385,359
Cash and cash equivalents, end of period	$358,967	$202,141	$364,550

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$169,320	$95,512	$66,948
Cash paid during the period for interest	$4,901	$4,448	$6,353
Non-cash fair value adjustments for redeemable noncontrolling interests	$7,876	$—	$—

See Notes to Consolidated Financial Statements.

priceline.com Incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                      BUSINESS DESCRIPTION

Priceline.com Incorporated (the “Priceline Group,” or the “Company”) is a leading global online travel company that offers its customers a broad range of travel services, including the opportunity to purchase hotel room reservations, car rentals, airline tickets, vacation packages, cruises and destination services in a traditional price-disclosed manner.  The Company also offers its unique Name Your Own Price® service that enables its customers to use the Internet to save money by allowing them to make offers for travel services at prices they set, while enabling sellers, which include many of the major domestic hotel, airline and rental car companies, to generate revenue.

2.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The Company’s Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, including without limitation, priceline.com International Ltd. (“priceline.com International”), Booking.com B.V., Booking.com Limited, priceline.com Europe Ltd, priceline.com Mauritius Company Limited (formerly known as Agoda Company, Ltd.) (“Agoda”), and its majority-owned interest in TravelJigsaw Holdings Limited since its acquisition in May 2010.  All intercompany accounts and transactions have been eliminated in consolidation.  Investments in affiliates in which the Company does not have control, but has the ability to exercise significant influence, are accounted for by the equity method.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto.  Actual results may differ significantly from those estimates.  The significant estimates underlying the Company’s Consolidated Financial Statements relate to, among other things, the Company’s deferred tax valuation allowance, the Company’s accounting for state and local hotel occupancy and sales taxes, stock-based compensation, the Company’s allowance for doubtful accounts, and the valuation of goodwill and long-lived assets and intangibles.

Fair Value of Financial Instruments — The Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and deferred merchant bookings, are carried at cost which approximates their fair value because of the short-term nature of these financial instruments.  See Notes 4 and 5 for information on fair value for investments, derivatives and the Company’s outstanding Convertible Senior Notes.

Cash and Cash Equivalents — Cash and cash equivalents consists primarily of cash and highly liquid investment grade securities with an original maturity of three months or less.

Restricted Cash — Restricted cash at December 31, 2010 and 2009 collateralizes office leases and supplier obligations.

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

Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established.   If the Company does not intend to sell the debt security, but it is probable that the Company will not collect all amounts due, then only the impairment due to the credit risk would be recognized in earnings and the remaining amount of the impairment would be recognized in “Accumulated other comprehensive loss” within stockholders’ equity.   The marketable securities are presented as current assets on the Company’s Consolidated Balance Sheets, if they are available to meet the short-term working capital needs of the Company.  Investments with a maturity date greater than one year from the balance sheet date are classified as long-term investments.  See Notes 4 and 5 for further detail of investments.

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

Goodwill is not subject to amortization and is reviewed at least annually for impairment, or earlier if an event occurs or circumstances change and there is an indication of impairment.  The Company tests goodwill at a reporting unit level.  The fair value of the reporting unit is compared to its carrying value, including goodwill.  Fair values are determined based on discounted cash flows, market multiples or appraised values and are based on market participant assumptions.  An impairment is recorded to the extent that the implied fair value of goodwill is less than the carrying value of goodwill. See Note 9 for further information.

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

Merchant Revenues and Cost of Merchant Revenues

Name Your Own Price® Services:  Merchant revenues for Name Your Own Price® services and related cost of revenues are derived from transactions where the Company is the merchant of record and, among other things, selects suppliers and determines the price it will accept from the customer.  The Company recognizes such revenues and costs if and when it fulfills the customer’s non-refundable offer.  Merchant revenues and cost of merchant revenues include the selling price and cost, respectively, of the travel services and are reported on a gross basis.  In very limited circumstances, the Company makes certain customer accommodations to satisfy disputes and complaints.  The Company accrues for such estimated losses and classifies the resulting expense as adjustments to merchant revenue and cost of merchant revenues.  Pursuant to the terms of the Company’s hotel service, its hotel suppliers are permitted to bill the Company for the underlying cost of the service during a specified period of time.  In the event that the Company is not billed by its hotel supplier within the specified time period, the Company reduces its cost of revenues by the unbilled amounts.

Merchant Price-Disclosed Services:  Merchant revenues for the Company’s merchant price-disclosed services are derived from transactions where its customers purchase hotel room reservations or rental car reservations from suppliers at disclosed rates which are subject to contractual arrangements.  Charges are billed to customers at the time of booking and are included in deferred merchant bookings until the customer completes the hotel stay or returns the rental car.  Such amounts are generally refundable upon cancellation, subject to cancellation penalties in certain cases.  Merchant revenues and accounts payable to the supplier are recognized at the conclusion of the customer’s stay at the hotel or return of the rental car.  The Company records the difference between the customer selling price and the supplier cost of its merchant price-disclosed reservation services on a net basis in merchant revenue.

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

Tax Recovery Charge, Occupancy Taxes and State and Local Taxes

The Company provides an internet travel service to facilitate online travel purchases between consumers and travel suppliers, including airline ticket, hotel and rental car reservations, and sometimes as part of a reservation package.  For merchant model transactions, the Company charges the customer an amount intended to cover the taxes that the Company anticipates the service provider will owe and remit to the local taxing authorities (“tax recovery charge”).  Tax rate information for calculating the tax recovery charge is provided to the Company by its suppliers.

In a handful of taxing jurisdictions, the Company recently was required by passage of a new statute or by court order to start collecting and remitting certain taxes (local occupancy tax and/or sales tax) imposed upon its margin and/or service fee.  In those jurisdictions, the Company is collecting and remitting tax on its margin and/or service fee.  Except in those jurisdictions, the Company does not charge the customer or remit occupancy or other taxes based on its margin or service fee, because the Company believes that such taxes are not owed on its compensation for its services (refer to Note 16).  The tax recovery charge and occupancy and sales taxes collected from customers and remitted to those jurisdictions are reported on a net basis on the Consolidated Statement of Operations.

Advertising-Offline — Advertising-offline expenses are comprised primarily of costs of domestic television, print, and radio advertising, agency fees, the cost for creative talent and production cost for television, print, and radio advertising.  The Company expenses the production costs of advertising the first time the advertising takes place.

Advertising-Online — Advertising-online expenses consist primarily of keyword searches, affiliate programs, banners, pop-ups, and email campaigns and are recognized as expense as the advertisements take place.  Included in “accrued expenses and other current liabilities” on the Consolidated Balance Sheets are accrued online advertising liabilities of $64.3 million and $46.4 million at December 31, 2010 and 2009, respectively.

Sales and Marketing — Sales and marketing expenses consist primarily of (1) credit card processing fees associated with merchant transactions; (2) fees paid to third-parties that provide call center, website content translations and other services; (3) provisions for credit card chargebacks; and (4) provisions for bad debt primarily related to agency hotel commission receivables.

Personnel — Personnel expenses consist of compensation to the Company’s personnel, including salaries, bonuses, payroll taxes, employee health insurance and other benefits, and stock based compensation.  Included in “Accrued expenses and other current liabilities” on the Consolidated Balance Sheets are accrued compensation liabilities of $54.6 million and $37.8 million at December 31, 2010 and 2009, respectively.

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

The benefits of tax deductions in excess of recognized compensation costs are reported as a credit to additional paid in capital and as financing cash flows, but only when such excess tax benefits are realized by a reduction to current taxes payable.  See Note 3 for further information on stock-based awards.

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

The Company recognizes liabilities when it believes that uncertain positions may not be fully sustained upon review by the tax authorities.  Liabilities recognized for uncertain tax positions are based on a two step approach for recognition and measurement.  First, the Company evaluates the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit based on its technical merits.  Secondly, the Company measures the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.  Interest and penalties attributable to uncertain tax positions, if any, are recognized as a component of income tax expense.  See Note 15 for further details on income taxes.

Segment Reporting — The Company operates and manages its business as a single reportable unit. Operating segments that have similar economic characteristics are aggregated.   For geographic related information, see Note 18 to the Company’s Consolidated Financial Statements.

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

The Company is exposed to the risk that counterparties to derivative contracts may fail to meet their contractual obligations.  The Company regularly reviews its credit exposure as well as assessing the creditworthiness of its counterparties.  See Note 5 for further detail on derivatives.

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) amended accounting guidance concerning disclosure of supplemental pro forma information for business combinations.  If an entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred in the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The accounting guidance also requires additional disclosures to describe the nature and amount of material, nonrecurring pro forma adjustments.  This guidance is effective for business combinations consummated in periods after December 15, 2010, and should be applied prospectively as of the date of adoption.   Early adoption of this guidance is permitted.

On January 1, 2009, the Company adopted a new accounting standard dealing with noncontrolling interests (previously referred to as minority interests) that changed the accounting and reporting for noncontrolling interests in the consolidated financial statements.  This standard is effective for the Company on a prospective basis, except for presentation and disclosure requirements that are applied retrospectively.  In addition, accounting guidance requires that redeemable noncontrolling interests be stated at fair value and reported as mezzanine (temporary equity) on the balance sheet.  See Note 13 for further information concerning redeemable noncontrolling interests.

On January 1, 2009, the Company adopted a new accounting standard that impacts the accounting for convertible debt that may be settled in cash.  This new standard requires cash settled convertible debt, such as the Company’s convertible senior notes, to be separated into debt and equity components at issuance and a value assigned to each.  The value assigned to debt is the estimated fair value, as of the issuance date, of a similar bond without the conversion feature.  The difference between the bond cash proceeds and this fair value, representing the value assigned to the equity component, is recorded as a debt discount and amortized to interest expense over the life of the bond.  In addition, if the Company’s convertible debt is redeemed or converted prior to maturity and the fair value of the debt component immediately prior to extinguishment is different from the carrying value, a gain or loss on extinguishment is recognized.  This standard also requires that deferred financing costs be allocated between debt (amortized to interest expense using the effective interest method) and equity based on the allocations between debt and equity at debt issuance.  Although this standard has no impact on the Company’s actual past or future cash flows, it requires the Company to record a significant amount of non-cash interest expense as the debt discount is amortized. This standard requires retrospective application.  See Note 11 for further information on convertible debt.

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

On January 1, 2009, the Company adopted a new accounting standard which provides new disclosure requirements for an entity’s derivative instruments and hedging activities.  See Note 5 for disclosures about the Company’s derivative instruments.

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

In April 2009, the FASB extended the fair value disclosures currently required on an annual basis for financial instruments to interim reporting periods.  This accounting guidance also requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods.  These new disclosures are effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company adopted the new disclosure requirements effective for the three months ended March 31, 2009.  See Notes 5 and 11 for information on the fair value of financial instruments.

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

In June 2009, the FASB issued guidance on its Accounting Standards Codification™ (“ASC” or “Codification”) and the hierarchy of U.S. GAAP.  Effective July 1, 2009, the FASB launched the Codification which became effective for all interim and annual periods ending after September 15, 2009.  The Codification is the single official source of authoritative, nongovernmental U.S. GAAP and supersedes all previously issued non-SEC accounting and reporting standards.  The Codification as launched did not change U.S. GAAP but organized the accounting literature by topical areas in a user-friendly online research system.  The Codification also includes relevant SEC guidance organized using the same topical structure.  Specific changes that modify the Codification are communicated by the FASB by the issuance of an Accounting Standard Update (“ASU”).  During 2009 and 2010, the FASB issued several ASUs that mostly entailed technical corrections to existing guidance or affected guidance to specialized industries or entities.  With the exception of the 2010 accounting updates that require disclosure of supplemental pro forma information for business combinations and additional disclosure on fair value measurements, none of the ASUs issued to date is expected to have an impact on the Company.

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

3.                                      STOCK-BASED COMPENSATION AND OTHER STOCK-BASED PAYMENTS

The Company has adopted the priceline.com Incorporated 1999 Omnibus Plan, as amended and restated effective June 4, 2008, (the “1999 Plan”) as the stock compensation plan from which broad-based employee grants may be made.  The 1999 Plan provides for stock-based compensation grants of up to 9,195,833 shares of priceline.com Incorporated common stock as incentives and rewards to encourage employees, officers, consultants and directors to contribute to the long-term success of the Company.  As of December 31, 2010, there are 806,763 shares available to be issued under the plan.

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

Stock-based compensation included in personnel expenses in the Consolidated Statements of Operations was approximately $68.2 million, $40.7 million and $40.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.  Stock-based compensation for the year ended December 31, 2010 includes charges amounting to $13.4 million representing the cumulative impact of adjusting the estimated probable outcome at the end of the performance period for certain outstanding unvested performance share units.  Included in the stock-based compensation are approximately $1.3 million, $1.1 million, and $0.9 million for the years ended December 31, 2010, 2009, and 2008, respectively, for grants to non-employee directors.  The related tax benefit for stock-based compensation is $7.5 million, $4.9 million and $6.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.  Also included in the above amounts for the year ended December 31, 2008 is stock-based compensation and related tax benefits for restricted stock and restricted stock units related to shares of priceline.com International.

The following table summarizes stock option activity during the year ended December 31, 2010:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)

Outstanding at December 31, 2009	920,299	$91.41	2.4	$132,519
Exercised	(407,461)	$63.20
Expired	(157,370)	$317.66
Outstanding at December 31, 2010	355,468	$23.59	2.6	$133,641

No stock options were granted during the years ended December 31, 2010, 2009 or 2008.  The intrinsic value of stock options exercised was approximately $74.8 million, $61.9 million and $23.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.  As of December 31, 2008, all stock options were fully vested and exercisable.

The following table summarizes the activity of unvested restricted stock units, performance share units and restricted stock during the years ended December 31, 2008, 2009 and 2010:

Share-Based Awards	Shares	Weighted Average Grant Date Fair Value

Unvested at December 31, 2007	1,597,156	$60.37

Granted	292,812	$109.44
Vested	(164,893)	$28.23
Performance Shares Adjustment	211,337	$114.67
Forfeited	(134,262)	$105.00
Unvested at December 31, 2008	1,802,150	$74.33

Granted	353,932	$79.63
Vested	(578,730)	$29.16
Performance Shares Adjustment	(56,254)	$119.65
Forfeited	(32,244)	$102.65
Unvested at December 31, 2009	1,488,854	$90.82

Granted	179,101	$236.66
Vested	(367,856)	$57.24
Performance Shares Adjustment	260,822	$182.16
Forfeited	(30,274)	$120.80
Unvested at December 31, 2010	1,530,647	$130.93

The Company granted 179,101, 306,746 and 292,812 restricted shares, performance share units and restricted stock units during the years ended December 31, 2010, 2009 and 2008, respectively, with an aggregate grant-date fair value of approximately $42.4 million, $25.8 million and $32.0 million, respectively.  During the years ended December 31, 2010, 2009 and 2008, respectively, 367,856, 578,730 and 164,893 shares of share-based awards vested with total grant date fair values of $21.1 million, $16.9 million and $4.7 million, respectively.

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

As of December 31, 2010, there is $64.6 million of total future compensation cost related to unvested share-based awards to be recognized over a weighted-average period of 1.9 years.

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

2010 Performance Share Units

During the year ended December 31, 2010, stock-based awards included grants of 110,430 performance share units with a grant date fair value of $26.0 million, based on a weighted average grant date fair value of $235.34 per share.  The actual number of shares will be determined upon completion of the performance period which ends December 31, 2012.

At December 31, 2010, there were 108,702 unvested performance share units outstanding, net of actual forfeitures and vesting.  During the year ended December 31, 2010, the number of shares estimated as probable to be issued at the end of the performance period increased by 154,177 shares.

As of December 31, 2010, the number of shares estimated to be issued at the end of the performance period is a total of 262,879 shares.  If the maximum performance thresholds are met at the end of the performance period, a maximum number of 268,611 total shares could be issued.

2008 Performance Share Units

During the year ended December 31, 2008, stock-based awards included grants of 183,067 performance share units at a weighted average grant date fair value of $114.11 per share.  The actual number of shares will be determined in 2011, upon completion of the service period, and based on the performance period which ended December 31, 2010.

At December 31, 2010, 2009 and 2008, there were 162,147, 167,259 and 176,459 unvested performance share units outstanding, net of actual forfeitures and vesting, respectively.  During the years ended December 31, 2010, 2009 and 2008, the number of shares estimated as probable to be issued at the end of the performance period increased by 100,651 shares, decreased by 57,586 shares and increased by 120,027 shares, respectively.

The number of shares estimated to be issued at the end of the service period is 302,441 shares.

2007 Performance Share Units

During the year ended December 31, 2007, stock-based awards included grants of 276,100 performance share units at a weighted average grant date fair value of $97.63 per share.  During the twelve months ended December 31, 2010, 81,250 performance share units vested resulting in the issuance of 168,000 shares of common stock.  The actual number of shares to be issued for the remaining performance share units granted will be determined in 2011, upon completion of the service period, and based on the performance period which ended December 31, 2010.

As of December 31, 2010, 2009 and 2008, there were 155,332 shares, 238,582 shares, and 240,082 shares of unvested performance share units outstanding, net of actual forfeitures and vesting, respectively.  During the years ended December 31, 2010, 2009 and 2008, the number of shares estimated as probable to be issued at the end of the performance period increased by 5,994 shares, 1,332 shares and 91,310 shares, respectively.

The number of shares estimated to be issued at the end of the service period is 470,658 shares.

Other Stock-based Payments

In 2010, the Company granted 5,555 RSUs with a total grant date fair value of $1.6 million to an advertising partner.  Expense is amortized over the service period and is charged to offline advertising expense.

4.                                      INVESTMENTS

The following table summarizes, by major security type, the Company’s short-term investments as of December 31, 2010 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$469,116	$158	$(66)	$469,208
Foreign government securities	682,841	558	(81)	683,318
U.S. agency securities	109,920	15	(30)	109,905
U.S. corporate notes	40,845	—	(25)	40,820
Total	$1,302,722	$731	$(202)	$1,303,251

The following table summarizes, by major security type, the Company’s short-term investments as of December 31, 2009 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Foreign government securities	$397,012	$94	$(35)	$397,071
U.S. government securities	200,940	56	(53)	200,943
Total	$597,952	$150	$(88)	$598,014

Long-term investments amounting to $0.4 million at both December 31, 2010 and 2009 were comprised of corporate notes with a maturity date greater than one year, and are included in “Other assets” on the Company’s Consolidated Balance Sheets.  During the year ended December 31, 2008, the Company recorded an other-than-temporary impairment in the value of a corporate note included in long-term investments in the amount of $0.8 million.  The loss is recorded in “Foreign currency transactions and other” in the Company’s Consolidated Statement of Operations.  There were no material realized gains or losses related to investments for the years ended December 31, 2010, 2009 and 2008.

5.                                      FAIR VALUE MEASUREMENTS

Financial assets carried at fair value as of December 31, 2010 are classified in the table below in the categories described below (in thousands):

	Level 1	Level 2	Level 3	Total
ASSETS:
Short-term investments
U.S. government securities	$—	$469,208	$—	$469,208
Foreign government securities	—	683,318	—	683,318
U.S. agency securities	—	109,905	—	109,905
U.S. corporate notes	—	40,820	—	40,820
Long-term investments	—	394	—	394
Foreign exchange derivatives	—	4,970	—	4,970
Total assets at fair value	$—	$1,308,615	$—	$1,308,615

	Level 1	Level 2	Level 3	Total
LIABILITIES:
Foreign exchange derivatives	$—	$6,995	$—	$6,995
Redeemable noncontrolling interests	—	—	45,751	45,751
Total liabilities at fair value	$—	$6,995	$45,751	$52,746

Financial assets carried at fair value as of December 31, 2009 are classified in the table below in the categories described below (in thousands):

	Level 1	Level 2	Total
Short-term investments	$598,014	$—	$598,014
Long-term investments	—	359	359
Foreign exchange derivative assets	—	8,047	8,047
Total assets at fair value	$598,014	$8,406	$606,420

There are three levels of inputs to measure fair value.  The definition of each input is described below:

Level 1:	Quoted prices in active markets that are accessible by the Company at the measurement date for identical assets and liabilities.

Level 2:	Level 2 inputs are observable, either directly or indirectly. Such prices may be based upon quoted prices in active markets or inputs not quoted on active markets, but corroborated by market data.

Level 3:	Unobservable inputs are used when little or no market data is available.

As part of the Company’s on-going monitoring of its investments, fair values for U.S. Treasury securities and foreign government securities are considered “Level 2” valuations as of December 31, 2010 because the Company has access to quoted prices, but does not have visibility to the volume and frequency of trading for all investments.  Fair values for U.S. agency securities and corporate notes, which are guaranteed by the federal government, are considered “Level 2” valuations because they are obtained from pricing sources for these or comparable instruments.  The Company compares the fair values obtained against data reported by other independent market sources.  For the Company’s investments, a market approach is used for recurring fair value measurements and the valuation techniques use inputs that are observable, or can be corroborated by observable data, in an active marketplace.

The Company’s derivative instruments are valued using pricing models.  Pricing models take into account the contract terms as well as multiple inputs where applicable, such as interest rate yield curves, option volatility and currency rates.  Derivatives are considered “Level 2” fair value measurements.  The Company’s derivative instruments are typically short-term in nature.

As of December 31, 2010, the Company considers its redeemable noncontrolling interests to represent a “Level 3” fair value measurement that requires a high level of judgment to determine fair value.  The Company estimated such fair value based upon standard valuation techniques using discounted cash flow analysis and industry peer comparable analysis.  See Note 13 for information on the estimated fair value for redeemable noncontrolling interests.

As of December 31, 2010 and 2009, the carrying value of the Company’s cash and cash equivalents approximated their fair value and consisted primarily of U.S. and foreign government securities and bank deposits.  Other financial assets and liabilities, including restricted cash, accounts receivable, accrued expenses and deferred merchant bookings are carried at cost which also approximates their fair value because of the short-term nature of these items.  See Note 4 for information on the carrying value of investments and Note 11 for the estimated fair value of the Company’s Senior Notes.

In the normal course of business, the Company is exposed to the impact of foreign currency fluctuations.  The Company limits these risks by following established risk management policies and procedures, including the use of derivatives.  See Note 2 for further information on our accounting policy for derivative financial instruments.

Derivatives Not Designated as Hedging Instruments — The Company’s derivative contracts principally address foreign exchange fluctuation risk for the Euro.  As of December 31, 2010, derivatives with a notional value of 30 million Euros resulting in a liability of $0.2 million are recorded in “Accrued expenses and other current liabilities” in the Consolidated Balance Sheet.  Foreign exchange derivatives outstanding as of December 31, 2010 associated with foreign currency transaction risks resulted in an asset of $1.0 million, recorded in “Prepaid expenses and other current assets” in the Consolidated Balance Sheet.  As of December 31, 2009, there were no outstanding contracts for derivatives not designated as hedging instruments.  Foreign exchange gains of $3.0 million and $4.0 million for the years ended December 31, 2010 and 2008, respectively, and foreign exchange losses of $2.7 million for the year ended December 31, 2009, were recorded in “Foreign currency transactions and other” in the Consolidated Statement of Operations.  The settlement of derivative contracts for the twelve months ended December 31, 2010 and 2009 resulted in a net cash inflow of $3.6 million and $5.2 million, respectively, and is reported within “Net cash provided by operating activities” on the Consolidated Statements of Cash Flows.

Derivatives Designated as Hedging Instruments — As of December 31, 2010 and 2009, the Company has outstanding foreign currency forward contracts for 378 million Euros and 183 million Euros, respectively, to hedge a portion of its net investment in a foreign subsidiary.  These contracts are all short-term in nature.  Hedge ineffectiveness is assessed and measured based on changes in forward exchange rates.  The net fair value of these derivatives at December 31, 2010 of $2.8 million is recorded as a liability of $6.8 million in “Accrued expenses and other current liabilities” and as an asset of $4.0 million in “Prepaid expenses and other current assets” in the Consolidated Balance Sheet.  Derivative assets at December 31, 2009 of $8.0 million are recorded in “Prepaid expenses and other current assets” in the Consolidated Balance Sheet.

6.                                      ACCOUNTS RECEIVABLE RESERVES

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

	For the Year Ended December 31,
	2010	2009	2008
Balance, beginning of year	$5,023	$8,429	$2,309
Provision charged to expense	7,102	3,227	13,113
Charge-offs and adjustments	(5,554)	(6,873)	(6,695)
Currency translation adjustments	(218)	240	(298)
Balance, end of year	$6,353	$5,023	$8,429

The increase in the bad debt provision in 2010 as compared to 2009 was primarily due to higher accounts receivable as a result of increased sales.  The decrease in the bad debt provision in 2009 as compared to 2008 was due to improved collection rates for agency commissions from hotels and a lower level of chargeback activity for Agoda.  In 2008, the Company incurred $1.5 million of credit card chargebacks associated with the bankruptcy of two airline suppliers.

7.                                      NET INCOME PER SHARE

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

A reconciliation of the weighted average number of shares outstanding used in calculating diluted earnings per share is as follows (in thousands):

	For the Year Ended December 31,
	2010	2009	2008

Weighted average number of basic common shares outstanding	47,955	42,406	39,299
Weighted average dilutive stock options, restricted stock, restricted stock units and performance share units	1,628	1,336	1,689
Assumed conversion of Convertible Senior Notes	1,405	5,780	7,683
Weighted average number of diluted common and common equivalent shares outstanding	50,988	49,522	48,671
Anti-dilutive potential common shares	2,487	2,843	5,905

Anti-dilutive potential common shares for the years ended December 31, 2010, 2009 and 2008 include approximately 1.9 million shares, 1.5 million shares and 4.0 million shares, respectively, that could be issued under the Company’s convertible debt if the Company experiences substantial increases in its common stock price.  Under the treasury stock method, the convertible notes will generally have a dilutive impact on net income per share if the Company’s average stock price for the period exceeds the conversion price for the convertible notes.

The Company has Conversion Spread Hedges outstanding at December 31, 2010 that increase the effective conversion price of the Company’s Convertible Senior Notes due September 30, 2013 from $40.38 to $50.47 per share from the Company’s perspective and which were designed to reduce potential dilution upon conversion of the Convertible Senior Notes at maturity.  Since the beneficial impact of the Conversion Spread Hedges is anti-dilutive, it is excluded from the calculation of net income per share.

8.                                      PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2010 and 2009 consists of the following (in thousands):

	2010	2009	Estimated Useful Lives (years)
Computer equipment and software	$115,718	$93,508	3 to 5
Office equipment, furniture, fixtures &leasehold improvements	18,428	14,491	3 to 7
Total	134,146	107,999
Less: accumulated depreciation and amortization	(94,407)	(77,510)
Property and equipment, net	$39,739	$30,489

Fixed asset depreciation and amortization expense are approximately $16.2 million, $14.5 million and $14.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

9.                                      INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets consist of the following (in thousands):

	December 31, 2010			December 31, 2009				Weighted
	Gross		Net	Gross		Net		Average
	Carrying Amount	Accumulated Amortization	Carrying Amount	Carrying Amount	Accumulated Amortization	Carrying Amount	Amortization Period	Useful Life

Supply and distribution agreements	$264,491	$(76,823)	$187,668	$204,117	$(60,587)	$143,530	10 - 13 years	12 years

Technology	23,549	(22,119)	1,430	24,185	(20,890)	3,295	3 years	3 years

Patents	1,638	(1,352)	286	1,489	(1,197)	292	15 years	15 years

Customer lists	20,338	(17,512)	2,826	17,235	(15,098)	2,137	2 years	2 years

Internet domain names	1,853	(126)	1,727	6,517	(2,633)	3,884	2 - 10 years	10 years

Trade names	53,099	(15,064)	38,035	26,855	(8,031)	18,824	5 — 20 years	12 years

Other	344	(286)	58	469	(351)	118	7 months — 15 years	1 year
Total intangible assets	$365,312	$(133,282)	$232,030	$280,867	$(108,787)	$172,080

Intangible assets with determinable lives are amortized on a straight-line basis.  Intangible assets amortization expense is approximately $34.3 million, $24.7 million and $28.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The annual estimated amortization expense for intangible assets for the next five years and thereafter is expected to be as follows (in thousands):

2011	$31,775
2012	29,445
2013	28,173
2014	28,102
2015	25,386
Thereafter	89,149
$232,030

A substantial portion of the intangible assets relate to our Booking.com business.  In addition, purchased intangibles increased by $94.5 million as a result of the acquisition of TravelJigsaw Holdings Limited in May 2010 (refer to Note 13).

A rollforward of goodwill for the years ended December 31, 2010 and 2009 consists of the following (in thousands):

	2010	2009
Balance, beginning of year	$350,630	$326,863
Acquisition	105,313	—
Additional purchase price under earn-outs	61,620	2,500
Adjustment to purchase price	—	4,236
Currency translation adjustments	(6,669)	17,031
Balance, end of year	$510,894	$350,630

A substantial amount of the Company’s goodwill relates to its acquisition of Booking.com.  In addition, the acquisition of TravelJigsaw Holdings Limited in May 2010 increased goodwill by $105.3 million (refer to Note 13) and contingent purchase price consideration recorded in December 2010 related to the acquisition of priceline.com Mauritius Company Limited (formerly known as Agoda) in 2007 increased goodwill by $60.1 million (refer to Note 16).

As of September 30, 2010, the Company performed its annual goodwill impairment testing using standard valuation techniques.  The estimated fair value of Booking.com, as well as the Company’s other reporting units, substantially exceeded their respective carrying values.  Since the annual impairment test, there have been no events or changes in circumstances to indicate a potential impairment.

10.                               OTHER ASSETS

Other assets at December 31, 2010 and 2009 consist of the following (in thousands):

	2010	2009
Deferred debt issuance costs	$9,576	$2,235
Long-term investments	394	359
Other	4,448	1,790
Total	$14,418	$4,384

Deferred debt issuance costs arose from(i) the Company’s issuance, in March 2010, of the $575.0 million aggregate principal amount of 1.25% Convertible Senior Notes due 2015 (the “2015 Notes”); (ii) a $175 million revolving credit facility in September 2007; (iii) the Company’s issuance, in September 2006, of $172.5 million aggregate principal amount of 2011 Notes; and (iv) the Company’s issuance, in September 2006, of $172.5 million aggregate principal amount of 2013 Notes.  Deferred debt issuance costs are being amortized using the effective interest rate method over the term of approximately five years, except for the 2013 Notes, which are amortized over their term of seven years.  The period of amortization for the Company’s debt issue costs was determined at inception of the related debt agreements to be the stated maturity date or the first stated put date, if earlier.  Unamortized debt issuance costs written off to interest expense in the years ended December 31, 2010 and 2009 related to early conversion of convertible debt amounted to $1.4 million and $1.2 million, respectively.

Long-term investments amounting to $0.4 million at both December 31, 2010 and 2009 were comprised of corporate notes with a maturity date greater than one year.

Other assets, consisting primarily of supplier and other security deposits, increased by $2.7 million during the year ended December 31, 2010.  This increase is principally related to the other assets acquired with the acquisition of TravelJigsaw Holdings Limited in May 2010 (see Note 13 for further information on this acquisition).

11.                               DEBT

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

The revolving credit facility provides for the issuance of up to $50.0 million of letters of credit as well as borrowings on same-day notice, referred to as swingline loans, which are available in U.S. dollars, Euros, Pounds Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility will be used for working capital and general corporate purposes.  As of December 31, 2010 and 2009, there were no borrowings outstanding under the facility.  The Company issued approximately $1.6 million and $2.4 million of letters of credit under the revolving credit facility as of December 31, 2010 and 2009, respectively.

Convertible Debt

Convertible debt as of December 31, 2010 consists of the following (in thousands):

December 31, 2010	Outstanding Principal Amount	Unamortized Debt Discount	Carrying Value
1.25% Convertible Senior Notes due March 2015	$575,000	$(98,770)	$476,230
0.75% Convertible Senior Notes due September 2013	213	(38)	175
Outstanding convertible debt	$575,213	$(98,808)	$476,405

Convertible debt as of December 31, 2009 consisted of the following (in thousands):

December 31, 2009	Outstanding Principal Amount	Unamortized Debt Discount	Carrying Value
0.50% Convertible Senior Notes due September 2011	$39,990	$(4,730)	$35,260
0.75% Convertible Senior Notes due September 2013	133,000	(31,151)	101,849
2.25% Convertible Senior Notes due January 2025	22,873	(104)	22,769
Outstanding convertible debt	$195,863	$(35,985)	$159,878

Based upon the closing price of the Company’s common stock for the prescribed measurement periods during the three months ended December 31, 2010 and 2009, the contingent conversion thresholds of the 2013 Notes were exceeded as of December 31, 2010 and the contingent conversion thresholds of the 2013 Notes, the 2011 Notes and the 2.25% Convertible Notes due 2025 (the “2025 Notes”) were exceeded as of December 31, 2009.  Accordingly, the carrying value of the aforementioned notes was classified as a current liability at those dates.  Since the notes are convertible at the option of the holder and the principal amount is required to be paid in cash, the difference between the principal amount and the carrying value of these notes is reflected as convertible debt in mezzanine on the Company’s Balance Sheets as of those dates.  The determination of whether or not the notes are convertible must continue to be performed on a quarterly basis.  Consequently, the 2013 Notes may not be convertible in future quarters, and therefore may again be classified as long-term debt, if the contingent conversion thresholds are not met in such quarters.  The contingent conversion threshold on the 2015 Notes was not exceeded at December 31, 2010, and therefore that debt is reported as a non-current liability.  The determination of whether or not the 2015 Notes are convertible must also continue to be performed on a quarterly basis.

If the note holders exercise their option to convert, the Company delivers cash to repay the principal amount of the notes and delivers shares of common stock or cash, at its option, to satisfy the conversion value in excess of the principal amount.  In cases where holders decide to convert prior to the maturity date or the first stated put date, the Company writes off the proportionate amount of remaining debt issuance costs to interest expense.  In the year ended December 31, 2010, $39.9 million aggregate principal amount of 2011 Notes, $132.8 million aggregate principal amount of 2013 Notes and $22.9 million of the 2025 Notes were converted.  The Company delivered cash of $195.6 million to repay the principal amount and issued 3,457,828 shares and delivered $99.8 million in cash in satisfaction of the conversion value in excess of the principal amount for the year ended December 31, 2010.

As of December 31, 2010 and 2009, the estimated market value of the outstanding senior notes was approximately $0.9 billion and $1.1 billion, respectively.  Fair value was estimated based upon actual trades at the end of the reporting period or the most recent trade available as well as the Company’s stock price at the end of the reporting period.  A substantial portion of the market value of the Company’s debt in excess of the carrying value relates to the conversion premium on the bonds.

Description of Senior Notes

In March 2010, the Company issued in a private placement $575.0 million aggregate principal amount of Convertible Senior Notes due March 15, 2015, with an interest rate of 1.25% (the “2015 Notes”).  The Company paid $13.3 million in debt financing costs associated with the 2015 Notes for the year ended December 31, 2010.  The 2015 Notes are convertible, subject to certain conditions, into the Company’s common stock at a conversion price of approximately $303.06 per share.  The 2015 Notes are convertible, at the option of the holder, prior to March 15, 2015 upon the occurrence of specified events, including, but not limited to a change in control, or if the closing sales price of the Company’s common stock for at least 20 consecutive trading days in the period of the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 150% of the applicable conversion price in effect for the notes on the last trading day of the immediately preceding quarter. In the event that all or substantially all of the Company’s common stock is acquired on or prior to the maturity of the 2015 Notes in a transaction in which the consideration paid to holders of the Company’s common stock consists of all or substantially all cash, the Company would be required to make additional payments in the form of additional shares of common stock to the holders of the 2015 Notes in aggregate value ranging from $0 to approximately $132.7 million depending upon the date of the transaction and the then current stock price of the Company.  As of December 15, 2014, holders will have the right to convert all or any portion of the 2015 Notes.  The 2015 Notes may not be redeemed by the Company prior to maturity.  The holders may require the Company to repurchase the 2015 Notes for cash in certain circumstances.  Interest on the 2015 Notes is payable on March 15 and September 15 of each year.

In 2006, the Company issued in a private placement $172.5 million aggregate principal amount of Convertible Senior Notes due September 30, 2011, with an interest rate of 0.50% (the “2011 Notes”), and $172.5 million aggregate principal amount of Convertible Senior Notes due September 30, 2013, with an interest rate of 0.75% (the “2013 Notes”).  The 2011 Notes and the 2013 Notes were convertible, subject to certain conditions, into the Company’s common stock at a conversion price of approximately $40.38 per share.  The 2011 Notes and the 2013 Notes were convertible, at the option of the holder, prior to June 30, 2011 in the case of the 2011 Notes, and prior to June 30, 2013 in the case of the 2013 Notes, upon the occurrence of specified events, including, but not limited to a change in control, or if the closing sale price of the Company’s common stock for at least 20 consecutive trading days in the period of the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter was more than 120% of the applicable conversion price in effect for the notes on the last trading day of the immediately preceding quarter.  Neither the 2011 Notes nor the 2013 Notes could be redeemed by the Company prior to maturity.

In 2006, the Company entered into hedge transactions relating to potential dilution of the Company’s common stock upon conversion of the 2011 Notes and the 2013 Notes (the “Conversion Spread Hedges”).  Under the Conversion Spread Hedges, the Company is entitled to purchase from Goldman Sachs and Merrill Lynch approximately 8.5 million shares of the Company’s common stock (4.27 million shares underlying each of the 2011 Notes and the 2013 Notes) at a strike price of $40.38 per share (subject to adjustment in certain circumstances) in 2011 and 2013, and the counterparties are entitled to purchase from the Company approximately 8.5 million shares of the Company’s common stock at a strike price of $50.47 per share (subject to adjustment in certain circumstances) in 2011 and 2013.  The Conversion Spread Hedges increase the effective conversion price of the 2011 Notes and the 2013 Notes to $50.47 per share from the Company’s perspective and were designed to reduce the potential dilution upon conversion of the 2011 Notes and the 2013 Notes.  If the market value per share of the Company’s common stock at maturity is above $40.38, the Conversion Spread Hedges entitle the Company to receive from the counterparties net shares of the Company’s common stock based on the excess of the then current market price of the Company’s common stock over the strike price of the hedge (up to $50.47).  The Conversion Spread Hedges are separate transactions entered into by the Company with the counterparties and were not part of the terms of the Notes.  The Conversion Spread Hedges were designed to be exercisable at dates coinciding with the scheduled maturities of the 2011 Notes and 2013 Notes.  The Conversion Spread Hedges did not immediately hedge against the associated dilution from conversions of the Notes prior to their stated maturities.  Therefore, upon early conversion of the 2011 Notes or the 2013 Notes, the Company has delivered any related conversion premium in shares of common stock or a combination of cash and shares.  However, the hedging counterparties were not obligated to deliver the Company shares or cash that would offset the dilution associated with the early conversion activity.  Because of this timing difference, the number of shares, if any, that the Company receives from its Conversion Spread Hedges can differ materially from the number of shares that it was required to deliver to holders of the Notes upon their early conversion.  The actual number of shares to be received will depend upon the Company’s stock price on the date the Conversion Spread Hedges are exercisable, which coincides with the scheduled maturity of the 2013 Notes.  During the year ended December 31, 2010, the Company and the counterparties agreed to terminate the Conversion Spread Hedges associated with 4.27 million shares underlying the 2011 Notes.  The Company recorded the $43 million received as an increase to additional paid-in capital.

Accounting guidance requires that cash-settled convertible debt, such as the Company’s convertible senior notes, be separated into debt and equity at issuance and each be assigned a value.  The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar bond without the conversion feature.  The difference between the bond cash proceeds and this estimated fair value, representing the value assigned to the equity component, is recorded as a debt discount.  Debt discount is amortized using the effective interest method over the period from origination or modification date through the earlier of the first stated put date or the stated maturity date.

The Company estimated the straight debt borrowing rates at debt origination to be 5.89% for the 2015 Notes  and 8.0% for the 2013 Notes.  The yield to maturity was estimated at an at-market coupon priced at par.

Debt discount after tax of $69.1 million ($115.2 million before tax) partially offset by financing costs associated with the equity component of convertible debt of $1.6 million were recorded in additional paid-in capital related to the 2015 Notes at December 31, 2010.

For the years ended December 31, 2010, 2009 and 2008, the Company recognized interest expense of $27.6 million, $22.1 million and $33.4 million, respectively, related to convertible notes, comprised of $5.8 million, $2.9 million and $4.6 million, respectively, for the contractual coupon interest, $20.1 million, $18.2 million and $26.7 million, respectively, related to the amortization of debt discount and $1.7 million, $1.0 million and $2.1 million, respectively, related to the amortization of debt issuance costs.  In addition, unamortized debt issuance costs written off to interest expense related to debt conversions in 2010, 2009 and 2008 was $1.4 million, $1.2 million, and $0.3 million, respectively.  The remaining period for amortization of debt discount and debt issuance costs is the stated maturity dates for the respective debt.  The effective interest rates for the years ended December 31, 2010, 2009, and 2008 are 6.7%, 8.5% and 8.5%, respectively.

In addition, if the Company’s convertible debt is redeemed or converted prior to maturity, a gain or loss on extinguishment will be recognized.  The gain or loss is the difference between the fair value of the debt component immediately prior to extinguishment and its carrying value.  To estimate the fair value at each conversion date, the Company used an applicable LIBOR rate plus an applicable credit default spread based upon the Company’s credit rating at the respective conversion dates.  In the years ended December 31, 2010, 2009 and 2008, the Company recognized a loss of $11.3 million ($6.8 million after tax), a loss of $1.0 million ($0.6 million after tax) and a gain of $6.0 million ($3.6 million after tax), respectively, in “Foreign currency transactions and other” in the Consolidated Statements of Operations.

12.          TREASURY STOCK

In the first quarter of 2010, the Company’s Board of Directors authorized an additional repurchase of up to $500 million of the Company’s common stock from time to time in the open market or in privately negotiated transactions, including the approval to purchase up to $100 million from the proceeds from the issuance of the 2015 Notes.  During the year ended December 31, 2010, the Company repurchased 461,437 shares of its common stock at an aggregate cost of approximately $106.1 million.

The Board of Directors has also given the Company the general authorization to repurchase shares of its common stock to satisfy employee withholding tax obligations related to stock-based compensation.  In the years ended December 31, 2010, 2009 and 2008, the Company repurchased 94,572, 180,071, and 38,640 shares at an aggregate cost of approximately $23.4 million, $17.4 million and $4.4 million, respectively, to satisfy employee withholding taxes related to stock-based compensation.

The Company may make additional repurchases of shares under its stock repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors. Whether and when to initiate and/or complete any purchase of common stock and the amount of common stock purchased will be determined in the Company’s complete discretion.  The Company has a remaining authorization of $459.2 million to repurchase common stock.  As of December 31, 2010, there were approximately 7.4 million shares of the Company’s common stock held in treasury.

13.                               NONCONTROLLING INTERESTS

On May 18, 2010, the Company, through its wholly-owned subsidiary, Priceline.com International Limited (“PIL”), paid $108.5 million, net of cash acquired, to purchase a controlling interest of the outstanding equity of TravelJigsaw Holdings Limited and its operating subsidiary, TravelJigsaw Limited (collectively, “TravelJigsaw”), a Manchester, UK-based international rental car reservation service.  Transaction costs of $1.9 million were expensed during the three months ended June 30, 2010.

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

Redeemable noncontrolling interests are measured at fair value, both at the date of acquisition and subsequently at each reporting period.  The redeemable noncontrolling interests are reported on the Consolidated Balance Sheet in mezzanine equity in “Redeemable noncontrolling interests.”

A reconciliation of redeemable noncontrolling interests for the year ended December 31, 2010 is as follows (in thousands):

2010
Balance, December 31, 2009	$—
Fair value at acquisition(1)	29,520
Sale of subsidiary shares at fair value(2)	4,311
Net income attributable to noncontrolling interests	601
Fair value adjustment(3)	7,876
Currency translation adjustments	3,443
Balance, December 31, 2010	$45,751

(1)          The fair value was determined based on the price paid at acquisition.

(2)          The Company retained a controlling interest after the sale of the subsidiary shares in June 2010.

(3)          The estimated fair value was based upon standard valuation techniques using discounted cash flow analysis and industry peer comparable analysis.

In connection with the Company’s acquisition of Booking.com B.V. in July 2005 and Booking.com Limited in September 2004 and the reorganization of its European operations, key managers of Booking.com B.V. and Booking.com Limited purchased shares of priceline.com International.  In addition, these key managers were granted restricted stock and restricted stock units in priceline.com International shares that vested over time.  The holders of the noncontrolling interests in priceline.com International had the right to put their shares to the Company and the Company had the right to call their shares at a purchase price reflecting fair value of the shares at the time of the exercise of the put or call right.  During the year ended December 31, 2008, the Company repurchased the remaining outstanding shares underlying noncontrolling interests for an aggregate purchase price of $154.0 million.

14.          ACCUMULATED OTHER COMPREHENSIVE LOSS

The table below provides the balances for each classification of accumulated other comprehensive loss as of December 31, 2010, 2009 and 2008 (in thousands):

	December 31, 2010	December 31, 2009	December 31, 2008
Foreign currency translation adjustments (1)	$(33,407)	$(3,224)	$(40,506)
Net unrealized gain on investment securities (2)	518	224	109
Accumulated other comprehensive loss	$(32,889)	$(3,000)	$(40,397)

(1)          Includes net gains from fair value adjustments at December 31, 2010 and December 31, 2009 associated with net investment hedges of $15.8 million after tax ($27.1 million before tax) and $1.8 million after tax ($3.0 million before tax), respectively.  The remaining balance in currency translation adjustments excludes income taxes due to the Company’s practice and intention to reinvest the earnings of its foreign subsidiaries in those operations.

(2)          The unrealized gains before tax at December 31, 2010, 2009, and 2008 were $0.7 million, $0.2 million, and $0.1 million, respectively.

15.          INCOME TAXES

Domestic pre-tax income was $136.3 million, $113.9 million and $66.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.  Foreign pre-tax income was $610.0 million, $328.4 million and $210.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The income tax expense (benefit) for the year ended December 31, 2010 is as follows (in thousands):

	Current	Deferred	Total
Federal	$4,510	$37,481	$41,991
State	1,114	9,368	10,482
Foreign	174,977	(9,309)	165,668
Total	$180,601	$37,540	$218,141

The income tax expense (benefit) for the year ended December 31, 2009 is as follows (in thousands):

	Current	Deferred	Total
Federal	$2,802	$(150,935)	$(148,133)
State	1,107	6,803	7,910
Foreign	101,205	(8,150)	93,055
Total	$105,114	$(152,282)	$(47,168)

The income tax expense (benefit) for the year ended December 31, 2008 is as follows (in thousands):

	Current	Deferred	Total
Federal	$2,155	$22,615	$24,770
State	401	5,275	5,676
Foreign	67,716	(7,991)	59,725
Total	$70,272	$19,899	$90,171

At December 31, 2010, the Company had approximately $2.7 billion of net operating loss carryforwards for U.S. federal income tax purposes (“NOLs”), comprised of $0.6 billion of NOLs generated from operating losses and approximately $2.1 billion of NOL tax benefits generated from equity-related transactions, including equity-based compensation and stock warrants, mainly expiring from December 31, 2019 to December 31, 2021.  The utilization of these NOLs is subject to limitation under Section 382 of the Internal Revenue Code and is also dependent upon the Company’s ability to generate sufficient future taxable income.

Section 382 imposes limitations on the availability of a company’s net operating losses after a more than 50 percentage point ownership change occurs.  The Section 382 limitation is based upon certain conclusions pertaining to the dates of ownership changes and the value of the Company on the dates of the ownership changes.  It was determined that ownership changes, as defined in Section 382, occurred in 2000 and 2002.  The amount of the Company’s net operating losses incurred prior to each ownership change is limited based on the value of the Company on the respective dates of ownership change.  It is estimated that the effect of Section 382 will generally limit the total cumulative amount of net operating loss available to offset future taxable income to approximately $1.3 billion.  Pursuant to Section 382, subsequent ownership changes could further limit this amount.

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

The deferred tax asset at December 31, 2010 and 2009 amounted to $222.0 million and $319.7 million, respectively, net of the valuation allowance recorded.  The short-term and long term portion at December 31, 2010 was $70.6 million and $151.4 million, respectively, compared with $66.0 million and $253.7 million, respectively, at December 31, 2009.

The Company has recorded a non-current foreign deferred tax liability in the amount of $56.4 million and $43.8 million at December 31, 2010 and 2009, respectively, primarily related to the assignment of fair value to certain purchased identifiable intangible assets associated with various acquisitions.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2010 and 2009 are as follows (in thousands):

	2010	2009
Deferred tax assets/(liabilities):
Net operating loss carryforward — U.S.	$875,316	$950,776
IRC 382 Disallowance	(498,249)	(498,066)
	377,067	452,710
Net operating loss carryforward — Foreign	22,543	24,576
Fixed assets	3,089	3,688
Investments	5,127	5,198
Accrued expenses	12,018	10,473
Stock-based compensation and other stock based payments	13,724	7,780
Other	9,671	11,658
Subtotal	443,239	516,083

Discount on convertible notes	(39,163)	(14,569)
Intangible assets and other	(60,057)	(43,793)
Less valuation allowance on deferred tax assets	(179,991)	(181,834)
Net deferred tax assets	$164,028 (1)	$275,887

(1)   Includes current deferred tax liabilities of $1.5 million, which are reported in “Accrued expenses and other current liabilities” on the Consolidated Balance Sheet.

The valuation allowance on deferred tax assets of $180 million at December 31, 2010 includes $151 million related to federal and state net operating loss carryforwards derived from equity transactions and $23 million related to foreign operations.  Additionally, since January 1, 2006, the Company has generated additional federal tax benefits of $87.8 million related to equity transactions that are not included in the deferred tax asset table above.  Pursuant to accounting guidance, the aforementioned tax benefits related to equity deductions will be recognized by crediting paid in capital, if and when they are realized by reducing the Company’s current income tax liability.

It is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations.  Thus at December 31, 2010, no provision had been made for U.S. taxes on approximately $1 billion of foreign earnings.  Estimating the tax liability that would arise if these earnings were repatriated is not practicable at this time.

At December 31, 2010, the Company has approximately $442.3 million of state net operating loss carryforwards that expire mainly between 2020 and 2021, $82.1 million of foreign net operating loss carryforwards, of which $5.7 million expire between 2028 and 2030, and $3.9 million of foreign capital allowance carryforwards that do not expire.  At December 31, 2010, the Company also had approximately $1.3 million of U.S. research credit carryforwards that expire from December 31, 2019 to December 31, 2020 and are also subject to annual limitation.

Effective January 1, 2010, the Netherlands modified its corporate income tax law related to income generated from qualifying “innovative” activities (“Innovation Box Tax”).   Earnings that qualify for the Innovation Box Tax will effectively be taxed at the rate of 5% rather than the Dutch statutory rate of 25.5% (25% as of 2011).  Booking.com obtained a ruling from the Dutch tax authorities in February 2011 confirming that a portion of its earnings (“qualifying earnings”) is eligible for Innovation Box Tax treatment.  The ruling from the Dutch tax authorities is valid from January 1, 2010 through December 31, 2013 (the “Initial Period”). In this ruling, the Dutch tax authorities require that the Innovation Box Tax benefit be phased in over a multi-year period.  The Innovation Box Tax did not have a material impact on the Company’s 2010 results.  The amount of qualifying earnings expressed as a percentage of the total pretax earnings in the Netherlands will vary depending upon the level of total pretax earnings that is achieved in any given year.

In order to be eligible for Innovation Box Tax treatment, Booking.com must, among other things, apply for and obtain a research and development (“R&D”) certificate from a Dutch governmental agency every six months confirming that the activities that Booking.com intends to be engaged in over the subsequent six month period are “innovative.” Should Booking.com fail to secure such a certificate in any such period -- for example, because the governmental agency does not view Booking.com’s new or anticipated activities as “innovative” -- or should this agency determine that the activities contemplated to be performed in a prior period were not performed as contemplated or did not comply with the agency’s requirements, Booking.com may lose its certificate and, as a result, the Innovation Box Tax benefit may be reduced or eliminated.

After the Initial Period, Booking.com intends to reapply for continued Innovation Box Tax treatment for future periods.  There can be no assurance that Booking.com’s application will be accepted, or that the amount of qualifying earnings or applicable tax rates will not be reduced at that time.   In addition, there can be no assurance that the tax law will not change in 2011 and/or future years resulting in a reduction or elimination of the tax benefit.

The Company also received approval from U.K. tax authorities as to the deductibility of certain intercompany interest expense resulting in a cumulative benefit to income tax expense of approximately $3.0 million that was recorded in the fourth quarter of 2010.

The effective income tax rate of the Company is different from the amount computed using the expected U.S. statutory federal rate of 35% as a result of the following items (in thousands):

	2010	2009	2008
Income tax expense at federal statutory rate	$261,199	$154,806	$96,637
Adjustment due to:
State taxes	6,762	5,226	3,690
Foreign rate differential	(58,927)	(31,892)	(18,947)
Other	9,038	7,964	6,954
Increase (decrease) in valuation allowance	69	(183,272)	1,837
Income tax expense (benefit)	$218,141	$(47,168)	$90,171

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

The following is a reconciliation of the total amount of unrecognized tax benefits (in thousands):

	2010	2009
Unrecognized tax benefit — January 1	$741	$741
Gross increases — tax positions in current period	12,645	—
Unrecognized tax benefit — December 31	$13,386	$741

The unrecognized tax benefits are included in “Other long-term liabilities” on the Consolidated Balance Sheets for the years ended December 31, 2010 and 2009 and, if recognized, would impact the effective tax rate.  The Company estimates that the unrecognized tax benefits may increase by approximately $20 million within the next twelve months.

The Company’s U.K., Netherlands, U.S. federal and Connecticut income tax returns, constituting the returns of the major taxing jurisdictions, are subject to examination by the taxing authorities for all open years as prescribed by applicable statute.  No income tax waivers have been executed that would extend the period subject to examination beyond the period prescribed by statute.

16.          COMMITMENTS AND CONTINGENCIES

Litigation Related to Hotel Occupancy and Other Taxes

The Company and certain third-party defendant online travel companies are currently involved in approximately fifty lawsuits, including certified and putative class actions, brought by or against states, cities and counties over issues involving the payment of hotel occupancy and other taxes (i.e., state and local sales tax) and the Company’s “merchant” hotel business.  The Company’s subsidiaries Lowestfare.com LLC and Travelweb LLC are named in some but not all of these cases.  Generally, each complaint alleges, among other things, that the defendants violated each jurisdiction’s respective hotel occupancy tax ordinance with respect to the charges and remittance of amounts to cover taxes under each law.  Each complaint typically seeks compensatory damages, disgorgement, penalties available by law, attorneys’ fees and other relief.  The Company is also involved in one consumer lawsuit relating to, among other things, the payment of hotel occupancy taxes and service fees.  In addition, approximately sixty municipalities or counties, and at least six states, have initiated audit proceedings (including proceedings initiated by more than forty municipalities in California), issued proposed tax assessments or started inquiries relating to the payment of hotel occupancy and other taxes (i.e., state and local sales tax).  Additional state and local jurisdictions are likely to assert that the Company is subject to, among other things, hotel occupancy and other taxes (i.e., state and local sales tax) and could seek to collect such taxes, retroactively and/or prospectively.

With respect to the principal claims in these matters, the Company believes that the ordinances at issue do not apply to the service it provides, namely the facilitation of reservations, and, therefore, that it does not owe the taxes that are claimed to be owed.  Rather, the Company believes that the ordinances at issue generally impose hotel occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations.  In addition, in many of these matters, municipalities have asserted claims for “conversion” — essentially, that the Company has collected a tax and wrongfully “pocketed” those tax dollars — a claim that the Company believes is without basis and has vigorously contested.  The municipalities that are currently involved in litigation and other proceedings with the Company, and that may be involved in future proceedings, have asserted contrary positions and will likely continue to do so.  From time to time, the Company has found it expedient to settle, and may in the future agree to settle, claims pending in these matters without conceding that the claims at issue are meritorious or that the claimed taxes are in fact due to be paid.

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

Litigation is subject to uncertainty and there could be adverse developments in these pending or future cases and proceedings.  For example, in October 2009, a jury in a San Antonio class action found that the Company and the other online travel companies that are defendants in the lawsuit “control” hotels for purposes of the local hotel occupancy tax ordinances at issue and are, therefore, subject to the requirements of those ordinances.  An unfavorable outcome or settlement of pending litigation may encourage the commencement of additional litigation, audit proceedings or other regulatory inquiries.  In addition, an unfavorable outcome or settlement of these actions or proceedings could result in substantial liabilities for past and/or future bookings, including, among other things, interest, penalties, punitive damages and/or attorney fees and costs.  There have been, and will continue to be, substantial ongoing costs, which may include “pay first” payments, associated with defending the Company’s position in pending and any future cases or proceedings.  An adverse outcome in one or more of these unresolved proceedings could have a material adverse effect on the Company’s business and results of operations and could be material to the Company’s earnings or cash flow in any given operating period.

To the extent that any tax authority succeeds in asserting that the Company has a tax collection responsibility, or the Company determines that it has such a responsibility, with respect to future transactions, the Company may collect any such additional tax obligation from its customers, which would have the effect of increasing the cost of hotel room reservations to its customers and, consequently, could make the Company’s hotel service less competitive (i.e., versus the websites of other online travel companies or hotel company websites) and reduce hotel reservation transactions; alternatively, the Company could choose to reduce the compensation for its services on “merchant” hotel transactions.  Either step could have a material adverse effect on the Company’s business and results of operations.

The Company estimates that, since its inception through December 31, 2010, it has earned aggregate gross profit, including fees, from its entire U.S. “merchant” hotel business (which includes, among other things, the differential between the price paid by a customer for the Company’s service and the cost of the underlying room) of approximately $1.1 billion.  This gross profit was earned in over a thousand taxing jurisdictions that the Company believes have aggregate tax rates (which may include hotel occupancy taxes, state and local taxes, among other taxes) associated with a typical transaction between a consumer and a hotel that generally range from approximately 6% to approximately 18%, depending on the jurisdiction. In many of the judicial and other proceedings initiated to date, municipalities seek not only historical taxes that are claimed to be owed on the Company’s gross profit, but also, among other things, interest, penalties, punitive damages and/or attorney fees and costs.  Any liability associated with hotel occupancy tax matters is not constrained to the Company’s liability for tax owed on its historical gross profit, but may also include, among other things, penalties, interest and attorneys’ fees.

To date, the majority of the taxing jurisdictions in which the Company facilitates hotel reservations have not asserted that taxes are due and payable on the Company’s U.S. “merchant” hotel business.  With respect to municipalities that have not initiated proceedings to date, it is possible that they will do so in the future or that they will seek to amend their tax statutes and seek to collect taxes from the Company only on a prospective basis.

As a result of this litigation and other attempts by jurisdictions to levy similar taxes, the Company has established a reserve for the potential resolution of issues related to hotel occupancy and other taxes in the amount of approximately $26 million as of December 31, 2010 compared to approximately $21 million as of December 31, 2009 (which includes, among other things, amounts related to the litigation in San Antonio).  The reserve is based on the Company’s reasonable estimate, and the ultimate resolution of these issues may be less or greater, potentially significantly, than the liabilities recorded.

Developments to Date

In the year ended December 31, 2010 and to date, nine of the approximately fifty currently pending lawsuits and thirteen of the total number of currently pending administrative proceedings noted above were commenced.  Rulings granting dispositive motions brought by the Company (or another co-defendant), e.g. motions to dismiss or for summary judgment, were issued in ten cases.  For example, in December, 2010 in Priceline.com, Inc. v. City of Anaheim, the court entered judgment setting aside an earlier hearing officer’s determination that the Company (and other co-defendants) were liable for the transient occupancy tax at issue; that case is on appeal.  Rulings granting dispositive motions or granting relief sought by a plaintiff municipality (or state) also were issued.  For example, in May 28, 2010, in an administrative proceeding, City of San Diego v. Hotels.com, L.P., the hearing officer appointed by the City issued a ruling holding the Company and other online travel companies liable for transient occupancy tax.  The Company has filed a judicial action challenging that ruling.  In another example, in January 2011, in Travelscape, LLC v. South Carolina Department of Revenue, a case in which the

Company was not a defendant, the South Carolina Supreme Court affirmed a lower court decision holding that Travelscape, an online travel company, was subject to that state’s sales tax because Travelscape was “engaged . . . in the business of furnishing accommodations.” In light of this ruling, the Company recorded a $1.7 million charge to general and administrative expenses for the year ended December 31, 2010. In July 2010, in City of Atlanta v. Hotels.com, L.P., the court issued a ruling expressly holding that the Company (and its co-defendants) were not hotel “operators” under the City of Atlanta’s ordinance and were not liable for claimed historic tax amounts.  At the same time, however, the City of Atlanta court found that under the “merchant” model, the Company (and its co-defendants) have undertaken an obligation to collect taxes and granted plaintiff’s request for an injunction, prospectively enjoining defendants to collect and remit occupancy tax on their compensation for reservation facilitation services to the City of Atlanta.  The City of Atlanta decision is on appeal.

Several jurisdictions, including the states of New York and North Carolina, amended their respective laws in an effort to tax online travel companies and “merchant” model gross revenue.  The Company has complied with applicable amended laws.

Lastly, the Company reached agreements with the respective plaintiffs resolving the claims for purported back taxes in County of Monroe, Florida v. Priceline.com, Inc. et al., County Commissioners of Worcester, Maryland v. Priceline.com, Inc., et al., and Mayor & City Council of Baltimore v. Priceline.com, Inc., et al., as well as three individual cases that had been previously consolidated for pretrial purposes, City of Charleston, South Carolina v. Hotels.com, et al.; Town of Mount Pleasant, South Carolina v. Hotels.com, et al.; and City of North Myrtle Beach, South Carolina v. Hotels.com, LP, et al.  These cases have been dismissed.  The Company also reached an agreement with the plaintiff in County of Brevard, Florida v Priceline.com, Inc., et al. and that case was dismissed on January 12, 2011.  As part of each of the agreements, plaintiffs have agreed to not assert claims based on the ordinance at issue in the respective action for a period of time, ranging from two to four years.  The settlement amounts in these cases are not material to the Company’s results of operations for the year ended December 31, 2010.

The currently pending occupancy tax matters are listed below.  The Company intends to defend vigorously against the claims in all of the proceedings described below.

Statewide Class Actions and Putative Class Actions

Such actions include:

•                  City of Los Angeles, California v. Hotels.com, Inc., et al. (California Superior Court, Los Angeles County; filed Dec. 2004)

•                  City of Rome, Georgia, et al. v. Hotels.com, L.P., et al. (U.S. District Court for the Northern District of Georgia; filed Nov. 2005)

•                  City of San Antonio, Texas v. Hotels.com, L.P., et al. (U.S. District Court for the Western District of Texas; filed May 2006)

•      City of Jacksonville, Florida, et al. v. Hotels.com, L.P., et al. (Circuit Court, Fourth Judicial Circuit, Duval County, Florida; filed July 2006)

•      Lake County Convention and Visitors Bureau, Inc. and Marshall County, Indiana v. Hotels.com, L.P., et al. (U.S. District Court for the Northern District of Indiana; filed June 2006)

•                  County of Nassau, New York v. Hotels.com, LP, et al. (U.S. District Court for the Eastern District of New York; filed Oct. 2006); (U.S. Court of Appeals for the Second Circuit; appeal filed Sept. 2007)

•                  City of Gallup, New Mexico v. Hotels.com, L.P., et al. (U.S. District Court for the District of New Mexico; filed July 2007)

•                  City of Goodlettsville, Tennessee, et al. v. priceline.com Incorporated, et al. (U.S. District Court for the Middle District of Tennessee; filed June 2008)

•                  Township of Lyndhurst, New Jersey v. priceline.com Incorporated, et al. (U.S. District Court for the District of New Jersey; filed June 2008); (U.S. Court of Appeals for the Third Circuit; appeal filed Apr. 2009)

•                  County of Monroe, Florida v. Priceline.com, Inc. et al. (U.S. District Court for the Southern District of Florida; filed Jan. 2009)

•                  Pine Bluff Advertising and Promotion Commission, Jefferson County, Arkansas, et al. v. Hotels.com, LP, et al. (Circuit Court of Jefferson County, Arkansas; filed Sept. 2009)

•                  County of Lawrence, Pennsylvania v. Hotels.com, L.P., et al. (Court of Common Pleas of Lawrence County, Pennsylvania; filed Nov. 2009); (Commonwealth Court of Pennsylvania; appeal filed Nov. 2010)

Actions Filed on Behalf of Individual Cities, Counties and States

Such actions include:

•                  City of Findlay, Ohio v. Hotels.com, L.P., et al. (U.S. District Court for the Northern District of Ohio; filed Oct. 2005); and City of Columbus, Ohio, et al. v. Hotels.com, L.P., et al. (U.S. District Court for the Southern District of Ohio; filed Aug. 2006); (U.S. District Court for the Northern District of Ohio)

•                  City of Chicago, Illinois v. Hotels.com, L.P., et al. (Circuit Court of Cook County Illinois; filed Nov. 2005)

•                  City of San Diego, California v. Hotels.com L.P., et al. (California Superior Court, San Diego County; filed Sept. 2006) (Superior Court of California, Los Angeles County)

•                  City of Atlanta, Georgia v. Hotels.com L.P., et al. (Superior Court of Fulton County, Georgia; filed Mar. 2006); (Court of Appeals of the State of Georgia; appeal filed Jan. 2007); (Georgia Supreme Court; further appeal filed Dec. 2007)

•                  City of Charleston, South Carolina v. Hotels.com, et al. (U.S. District Court for the District of South Carolina; filed Apr. 2006); Town of Mount Pleasant, South Carolina v. Hotels.com, et al. (U.S. District Court for the District of South Carolina; filed May 2006); and City of North Myrtle Beach, South Carolina v. Hotels.com, LP, et al. (U.S. District Court for the District of South Carolina; filed Aug. 2006)

•                  Wake County, North Carolina v. Hotels.com, LP, et al. (General Court of Justice, Superior Court Division, Wake County, North Carolina; filed Nov. 2006); Dare County, North Carolina v. Hotels.com, LP, et al. (General Court of Justice, Superior Court Division, Dare County, North Carolina; filed Jan. 2007); Buncombe County, North Carolina v. Hotels.com, LP, et al. (General Court of Justice, Superior Court Division, Buncombe County, North Carolina; filed Feb. 2007); Mecklenburg County, North Carolina v. Hotels.com LP, et al. (General Court of Justice, Superior Court Division, Mecklenburg County, North Carolina; filed Jan. 2008)

•                  City of Branson, Missouri v. Hotels.com, LP., et al. (Circuit Court of Greene County, Missouri; filed Dec. 2006)

•                  Horry County, South Carolina, et al. v. Hotels.com, LP, et al. (Court of Common Pleas, Horry County, South Carolina; filed Feb. 2007)

•                  City of Myrtle Beach, South Carolina v. Hotels.com, LP, et al. (Court of Common Pleas, Horry County, South Carolina; filed Feb. 2007)

•                  City of Houston, Texas v. Hotels.com, LP., et al. (District Court of Harris County, Texas; filed Mar. 2007)

•                  City of Oakland, California v. Hotels.com, L.P., et al. (U.S. District Court for the Northern District of California; filed June 2007); (U.S. Court of Appeals for the Ninth Circuit; appeal filed Dec. 2007)

•                  City of Baltimore, Maryland v. Priceline.com, Inc., et al. (U.S. District Court for the District of Maryland; filed Dec. 2008)

•                  County Commissioners of Worcester, Maryland v. Priceline.com, Inc., et al. (U.S. District Court for the District of Maryland; filed Jan. 2009)

•                  County of Genesee, Michigan, et al. v. Hotels.com LP, et al. (Circuit Court for the County of Ingham, Michigan; filed Feb. 2009)

•                  City of Bowling Green, Kentucky v. Hotels.com LP et al. (Warren Cir. Ct., Kentucky, Div. 1; filed Mar. 2009); (Commonwealth of Kentucky Court of Appeals; appeal filed Apr. 2010)

•                  St. Louis County, Missouri v. Prestige Travel, Inc. et al. (Circuit Court of St. Louis County, Missouri; filed July 2009)

•                  The Village of Rosemont, Illinois v. Priceline.com, Inc., et al. (U.S. District Court for the Northern District of Illinois; filed July 2009)

•                  Palm Beach County, Florida v. Priceline.com, Inc., et al. (Circuit Court for Palm Beach County, Florida; filed July 2009)

•                  Brevard County, Florida v. Priceline.com Inc., et al. (U.S. District Court for the Middle District of Florida; filed Oct. 2009)

•                  Leon County, et al. v. Expedia, Inc., et al. (Second Judicial Circuit Court for Leon County, Florida; filed Nov. 2009); Leon County v. Expedia, Inc. et al. (Second Judicial Circuit Court for Leon County, Florida; filed Dec. 2009)

•                  City of Birmingham, Alabama, et al. v. Orbitz, Inc., et al. (Circuit Court of Jefferson County, Alabama; filed Dec. 2009)

•                  Town of Hilton Head Island, South Carolina v. Hotels.com, LP, et al. (Court of Common Pleas, Fourteenth Judicial Circuit, Beaufort County, South Carolina; filed Apr. 2010)

•                  Baltimore County, Maryland v. Priceline.com, Inc., et al. (U.S. District Court for the District of Maryland; filed May 2010)

•                  City of Santa Monica, California v. Expedia, Inc., et al. (Superior Court of California, Los Angeles County, West District; filed June 2010); (California Superior Court, Los Angeles County)

•                  Hamilton County, Ohio, et al. v. Hotels.com, L.P., et al. (U.S. District Court for the Northern District Of Ohio; filed Aug. 2010)

•                  State of Florida Attorney General v. Expedia, Inc., et al. (Circuit Court — Second Judicial Circuit, Leon County, Florida; Nov. 2010)

•                  State of Oklahoma v. Priceline.com, Inc., et al. (District Court of Oklahoma County, Oklahoma; filed Nov. 2010)

•                  Montana Department of Revenue v. Priceline.com, Inc., et al. (First Judicial District Court of Lewis and Clark County, Montana; filed Nov. 2010)

•                  Montgomery County, Maryland v. Priceline.com, Inc., et al. (United States District Court for the District of Maryland; filed Dec. 2010)

The Company has also been informed by counsel to the plaintiffs in certain of the aforementioned actions that various, undisclosed municipalities or taxing jurisdictions may file additional cases against it, Lowestfare.com LLC and Travelweb LLC in the future.

Judicial Actions Relating to Assessments Issued by Individual Cities, Counties and States

After administrative remedies have been exhausted, the Company may seek judicial review of assessments issued by an individual city or county.  Currently pending actions seeking such a review include:

•                  Priceline.com, Inc., et al. v. Broward County, Florida (Circuit Court — Second Judicial Circuit, Leon County, Florida; filed Jan. 2009)

•                  Priceline.com Inc., et al. v. City of Anaheim, California, et al. (Superior Court of California, County of Orange; filed Feb. 2009); (Superior Court of California, County of Los Angeles)

•                  Priceline.com, Inc. v. Indiana Department of State Revenue (Indiana Tax Court; filed Mar. 2009)

•                  Priceline.com, Inc., et al. v. City of San Francisco, California, et al. (Superior Court of California, County of San Francisco; filed June 2009); (Superior Court of California, County of Los Angeles)

•                  Priceline.com, Inc. v. Miami-Dade County, Florida, et al. (Eleventh Judicial Circuit Court for Miami Dade, County, Florida; filed Dec. 2009)

•                  Priceline.com Incorporated, et al. v. Osceola County, Florida, et al. (Circuit Court of the Second Judicial Circuit, in and For Leon County, Florida; filed Jan. 2011)

The Company intends to prosecute vigorously its claims in these actions.

Consumer Class Actions

As of December 31, 2010, one purported class action, Chiste, et al. v. priceline.com Inc., et al. (filed December 11, 2008 in the United States District Court for the Southern District of New York) brought by consumers, was pending against the Company.  Another purported class action, Marshall, et al. v. priceline.com, Inc., filed February 17, 2005 in the Superior Court of the State of Delaware for New Castle County, was resolved by dispositive motion.  In the Marshall case, in an opinion dated March 8, 2010, the Delaware Superior Court granted the Company’s motion for summary judgment in its entirety.  In an opinion dated October 14, 2010, the Delaware Supreme Court affirmed the decision of the Superior Court in its entirety.

The Company intends to defend vigorously against the claims in all of the on-going proceedings described above.

Administrative Proceedings and Other Possible Actions

At various times, the Company has also received inquiries or proposed tax assessments from municipalities and other taxing jurisdictions relating to its charges and remittance of amounts to cover state and local hotel occupancy and other related taxes.  Among others, the City of Philadelphia, Pennsylvania; the City of Phoenix, Arizona (on behalf of itself and 12 other Arizona cities); the City of St. Louis, Missouri; the City of Paradise Valley, Arizona; and the City of Denver, Colorado; and state tax officials from Florida, Hawaii, Indiana, Louisiana, New Mexico, Pennsylvania, Texas, West Virginia, Wisconsin, and Wyoming have begun formal or informal administrative procedures or stated that they may assert claims against the Company relating to allegedly unpaid state or local hotel occupancy or related taxes.  Since late 2008, the Company has received audit notices from more than forty cities in the state of California.  The Company is engaged in audit proceedings in each of those cities.  The Company has also been contacted for audit by five counties in the state of Utah.

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

The Company intends to defend vigorously against the claims in all of the proceedings described in this Note 16.  The Company has accrued for certain legal contingencies where it is probable that a loss has been incurred and the amount can be reasonably estimated.  Except as disclosed, such amounts accrued are not material to the Consolidated Balance Sheets and provisions recorded have not been material to the Company’s consolidated results of operations.  The Company is unable to estimate the potential maximum range of loss.

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

Employment Contracts

The Company has employment agreements with certain members of senior management that provide for cash severance payments of up to approximately $28 million, accelerated vesting of equity instruments, including without limitation, restricted stock, restricted stock units and performance share units upon, among other things, death or termination without “cause” or “good reason”, as those terms are defined in the agreements, and a gross-up for the payment of “golden parachute” excise taxes.  In addition, certain of the agreements provide for the extension of health and insurance benefits after termination for periods up to three years.

Operating Leases

The Company leases certain facilities and equipment through operating leases.  Rental expense for leased office space was approximately $10.4 million, $7.8 million and $6.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.  The Company’s executive, administrative, operating offices and network operations center are located in approximately 70,000 square feet of leased office space located in Norwalk, Connecticut.  The Company also leases approximately 49,000 square feet of office space in Grand Rapids, Michigan.  Booking.com Limited leases approximately 16,000 square feet of office space, primarily in Cambridge, England.  Booking.com B.V. leases approximately 198,000 square feet of office space in Amsterdam, Netherlands and in 20 other countries in support of its international operations.  Agoda leases approximately 42,000 square feet of office space in Bangkok, Thailand and in 14 other countries in support of its international operations.  Minimum payments for operating leases for office space and equipment having initial or remaining non-cancelable terms in excess of one year have been translated into U.S. Dollars at the December 31, 2010 spot exchange rates, as applicable, and are as follows (in thousands):

2011	2012	2013	2014	2015	After 2015	Total
$20,400	$16,784	$13,883	$6,461	$5,486	$18,708	$81,722

Contingent Purchase Price

On November 6, 2007, the Company and a newly-formed, indirect wholly-owned subsidiary of the Company, acquired 100% of the total share capital of priceline.com Mauritius Company Limited (formerly known as the Agoda Company, Ltd.) (“Agoda”) and AGIP LLC.  The purchase price for the acquisition, including acquisition costs, consisted of an initial purchase price paid by the Company in cash of approximately $16 million and up to an additional $141.6 million in cash, which was payable by the Company if Agoda achieved specified “gross bookings” and earnings targets from January 1, 2008 through December 31, 2010.  Based upon actual results for the three year period ended December 31, 2010, we recorded a liability and increased goodwill by $60.1 million. This treatment did not impact the Consolidated Statement of Cash Flows for 2010.  This amount will be reflected as an investing cash outflow when it is paid in 2011.

On December 21, 2007, the Company acquired 100% of the total issued share capital of an online advertising company for approximately $4.1 million in cash, including acquisition costs.  The Company could be required to pay an additional amount of up to $3.8 million in cash each year from 2008 through 2010, if the acquired company achieved certain performance targets.  Based upon 2010, 2009 and 2008 results, the Company recorded a liability and increased goodwill by $1.5 million, $2.5 million and $1.5 million in December 2010, December 2009 and December 2008, respectively, to reflect this purchase price adjustment.

OFT Inquiry

In September 2010, the United Kingdom’s Office of Fair Trading (the “OFT”), the competition authority in the U.K., announced it was conducting a formal early stage investigation into suspected breaches of competition law in the hotel online booking sector and had written to a number of parties in the industry to request information.  Specifically, the investigation focuses upon whether there are agreements or concerted practices between hotels and online travel companies and/or hotel room reservation “wholesalers” relating to the fixed or minimum resale prices of hotel room reservations.  In September 2010, Booking.com B.V. and priceline.com Incorporated, on behalf of Booking.com, received a Notice of Inquiry from the OFT; the Company and Booking.com are cooperating with the OFT’s investigation.  The Company is unable at this time to predict the outcome of the OFT’s investigation and the impact, if any, on the Company’s business, financial condition and results of operations.

17.          BENEFIT PLAN

Priceline.com has a defined contribution 401(k) savings plan (the “Plan”) covering certain U.S. employees who are at least 21 years old.  The Plan allows eligible employees to contribute up to 75% of their eligible earnings, subject to a statutorily prescribed annual limit.  All participants are fully vested in their contributions and investment earnings.  The Company makes a 50% match of employee contributions up to 6% of qualified compensation.  The Company also maintains certain other defined contribution plans outside of the United States for which it provides 50% of the contributions for participating employees.  The Company’s matching contributions during the years ended December 31, 2010, 2009 and 2008 were approximately $1.8 million, $1.5 million and $1.1 million, respectively.

18.          GEOGRAPHIC INFORMATION

The geographic information is based upon the location of Company’s subsidiaries (in thousands).

	United States	The Netherlands	United Kingdom	Other	Total Company

2010
Revenues	$1,640,673	$916,617	$419,709	$107,906	$3,084,905
Intangible assets, net	3,460	91,295	135,041	2,234	232,030
Goodwill	37,306	147,214	250,261	76,113	510,894
Other long-lived assets	180,623	7,401	9,584	7,957	205,565

2009(1)
Revenues	$1,486,185	$558,410	$255,192	$38,425	$2,338,212
Intangible assets, net	4,590	109,605	54,743	3,142	172,080
Goodwill	35,806	157,605	141,226	15,993	350,630
Other long-lived assets	270,005	6,923	6,968	4,677	288,573

2008(1)
Revenues	$1,265,020	$406,230	$196,515	$17,041	$1,884,806
Intangible assets, net	5,903	126,222	56,977	4,129	193,231
Goodwill	33,306	149,327	128,237	15,993	326,863
Other long-lived assets	181,395	7,794	6,450	2,789	198,428

(1)          Data for United Kingdom reported separately for prior periods to be consistent with the 2010 presentation.

19.          SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

2010

Total revenues(1)	$584,394	$767,439	$1,001,757	$731,316

Gross profit	319,116	445,255	666,188	478,413

Net income	53,875	114,596	224,560	135,111

Net income applicable to common stockholders	53,875	114,957	222,980	135,729

Net income applicable to common stockholders per basic common share	$1.16	$2.41	$4.59	$2.76

Net income applicable to common stockholders per diluted common share	$1.06	$2.26	$4.41	$2.66

(1)          As the Company’s retail hotel business, which recognizes revenue at the completion of the stay, continues to expand, our quarterly results become increasingly impacted by seasonal factors.  In addition, the acquisition of TravelJigsaw in May 2010 contributed to this seasonality impact.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

2009

Total revenues	$462,058	$603,741	$730,660	$541,753

Gross profit	208,330	305,238	434,006	313,189

Net income(2)	25,023	67,011	318,982	78,455

Net income applicable to common stockholders(2)	25,023	67,011	318,982	78,455

Net income applicable to common stockholders per basic common share	$0.61	$1.61	$7.49	$1.77

Net income applicable to common stockholders per diluted common share	$0.53	$1.38	$6.42	$1.55

(2)          The Company recorded non-cash tax benefits in the third and fourth quarters of 2009 of $181.9 million and $1.4 million, respectively.  See Note 15 for further details.

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

Exhibit
Number	Description

2.1(m)	Share Sale and Purchase Agreement, dated July 14, 2005 by and between the Registrant, ACME Limited and Blue Sky Investments B.V.
2.2(o)	Articles of Association of priceline.com International Limited, as amended.
3.1(a)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(b)	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated June 13, 2003.
3.3(jj)	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated June 3, 2009.
3.4	Amended and Restated By-Laws of the Registrant.
4.1	Reference is hereby made to Exhibits 3.1, 3.2 and 3.3.
4.2(a)	Specimen Certificate for Registrant’s Common Stock.
4.3(a)	Amended and Restated Registration Rights Agreement, dated as of December 8, 1998, among the Registrant and certain stockholders of the Registrant.
4.4(b)	Registration Rights Agreement, dated as of August 1, 2003, among the Registrant and the initial purchasers named therein.
4.5(b)	Indenture, dated as of August 1, 2003, between the Registrant and American Stock Transfer & Trust Company, as Trustee (including the form of note contained therein).
4.6(b)	Supplemental Indenture, dated as of October 22, 2003, between the Registrant and American Stock Transfer & Trust Company, as Trustee.
4.7(d)	Second Supplemental Indenture, dated as of December 13, 2004, between the Registrant and American Stock Transfer & Trust Company, as Trustee.
4.8(c)	Registration Rights Agreement, dated as of June 28, 2004, among priceline.com Incorporated and the initial purchasers named therein.
4.9(c)	Indenture, dated as of June 28, 2004, between the Registrant and American Stock Transfer & Trust Company, as Trustee (including the form of note contained therein).
4.10(d)	First Supplemental Indenture, dated as of December 13, 2004, between the Registrant and American Stock Transfer & Trust Company, as Trustee.
4.11(b)	Certificate of Designation, Preferences and Rights of Series A Convertible Redeemable PIK Preferred Stock of the Registrant.
4.12(b)	Certificate of Designation, Preferences and Rights of Series B Redeemable Preferred Stock of the Registrant.

4.13(u)	Indenture, dated as of September 27, 2006, between priceline.com Incorporated and American Stock Transfer and Trust Company, as Trustee.
4.14(u)	Registration Rights Agreement, dated as of September 27, 2006, between priceline.com Incorporated and Goldman Sachs & Co., as representative of the Initial Purchasers.
4.15(w)	Indenture relating to New 1.00% Notes, dated as of November 6, 2006, between priceline.com Incorporated and American Stock Transfer and Trust Company, as Trustee.
4.16(w)	Indenture relating to New 2.25% Notes, dated as of November 6, 2006, between priceline.com Incorporated and American Stock Transfer and Trust Company, as Trustee.
4.17(ll)	Indenture, dated as of March 10, 2010, between the Registrant and American Stock Transfer & Trust Company, LLC as Trustee.
10.1(a)+	1997 Omnibus Plan of the Registrant.
10.2(e)+	1999 Omnibus Plan of the Registrant, as amended.
10.3(f)+	Priceline.com 2000 Employee Stock Option Plan.
10.4(e)+	Form of Stock Option Grant Agreement.
10.5(e)+	Form of Restricted Stock Agreement for restricted stock grants to Board of Directors.
10.6(g)+	Form of Base Restricted Stock Agreement (U.S.).
10.7(g)+	Form of Base Restricted Stock Agreement (U.K.).
10.8(g)+	Form of Restricted Stock Agreement with covenants (U.S.).
10.9(g)+	Restricted Stock Agreement, dated February 1, 2005, between Jeffery H. Boyd and the Registrant.
10.10(h)+	Stock Option and Restricted Stock Agreement, dated November 20, 2000, by and between the Registrant and Robert Mylod Jr.
10.11(g)+	Restricted Stock Agreement, dated February 1, 2005, between Robert J. Mylod Jr. and the Registrant.
10.12(i)+	Employment Agreement, dated February 8, 2006, by and between the Registrant and Peter J. Millones.
10.13(i)+	Form of priceline.com Incorporated 1999 Omnibus Plan Restricted Stock Agreement for Non-Employee Directors.
10.14(j)*	Formation and Funding Agreement, dated as of March 17, 2000, by and between the Registrant and Alliance Partners, L.P.
10.15(k)	Restructuring Agreement, dated as of October 3, 2003, between Hutchison-Priceline Limited, Trio Happiness Limited and PCLN Asia, Inc.
10.16(k)	Amended and Restated Securityholders’ Agreement, dated as of October 3, 2003, among Hutchison-Priceline Limited, PCLN Asia, Inc. and Trio Happiness Limited.
10.17(k)	Master Agreement, dated as of November 20, 2003, between Credit Suisse First Boston International and the Registrant.
10.18(k)	Schedule to the Master Agreement, dated as of November 20, 2003 between Credit Suisse First Boston International and the Registrant.
10.19(k)	Letter Agreement, dated November 26, 2003, between Credit Suisse First Boston International and priceline.com Incorporated.
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

10.40(aa)	Pledge and Security Agreement dated as of September 26, 2007 by and among priceline.com Incorporated and JPMorgan Chase Bank, National Association.
10.41(aa)	Guaranty dated as of September 26, 2007 by each of the subsidiaries of priceline.com Incorporated and JPMorgan Chase Bank, National Association.
10.42(bb)*	Equity Purchase Agreement by and among priceline.com Mauritius Co. Ltd, priceline.com Incorporated and the shareholders of Agoda Company Ltd. and members of AGIP LLC dated November 6, 2007.
10.43(cc)+	Performance share unit agreement dated December 1, 2007.
10.44(dd)*+	Form of 2007 Performance Share Unit Agreement for awards under the 1999 Omnibus Plan, as amended, based on the performance of the Company’s consolidated operations.
10.45(dd)*+	Form of 2007 Performance Share Unit Agreement for awards under the 1999 Omnibus Plan, as amended, based on the performance of the Company’s domestic operations on an unconsolidated basis.
10.46(dd)*+	Form of 2007 Performance Share Unit Agreement for awards under the 1999 Omnibus Plan, as amended, based on the performance of Agoda Company Ltd., Agoda Company Pte. Ltd. and Agoda Services Co. Ltd.
10.47(ee)+	priceline.com Incorporated 1999 Omnibus Plan (As Amended and Restated Effective June 4, 2008).
10.48(ff)+	Form of Restricted Stock Unit Agreement for awards to non-U.S. participants under the 1999 Omnibus Plan, as amended.
10.49(gg)+	Separation Agreement, by and between Booking.com B.V. and Stef Norden.
10.50(gg)+	Amended and Restated Employment Agreement, dated August 22, 2008, by and between priceline.com Incorporated and Jeffery H. Boyd.
10.51(gg)+	Performance share unit agreement, by and between priceline.com Incorporated and Jeffery H. Boyd.
10.52 (hh) +	Letter amendment, dated December 18, 2008, to Amended and Restated Employment Agreement, by and between priceline.com Incorporated and Jeffery H. Boyd.
10.53 (hh) +	Amended and Restated Employment Agreement, dated December 18, 2008, by and between priceline.com Incorporated and Robert J. Mylod.
10.54 (hh) +	Amended and Restated Employment Agreement, dated December 18, 2008, by and between priceline.com Incorporated and Peter J. Millones.
10.55 (hh) +	Amended and Restated Employment Agreement, dated December 18, 2008, by and between priceline.com Incorporated and Chris Soder.
10.56 (hh) +	Letter amendment, dated December 16, 2008, to Letter agreement, dated October 19, 2005 by and between priceline.com and Daniel J. Finnegan.
10.57 (hh) +	Amended and Restated Employment Contract, by and between Booking.com B.V. and Cornelis Petrus Henricus Maria Koolen.
10.58(ii)+	Form of 2009 Restricted Stock Unit Agreement for awards to Messrs. Boyd and Mylod under the 1999 Omnibus Plan, as amended.
10.59(kk)+	Indemnification Agreement, dated November 10, 2009, between priceline.com Incorporated and Kees Koolen.
10.60(ll)

Purchase Agreement, dated as of March 4, 2010, between the Registrant and J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the initial purchasers named therein.

10.61(mm)+*	Form of Performance Share Unit Agreement for awards under the 1999 Omnibus Plan, as amended, based on the performance of the Registrant’s consolidated operations.
10.62(mm)+*	Form of Performance Share Unit Agreement for awards under the 1999 Omnibus Plan, as amended, based on the performance of the Registrant’s consolidated operations.
10.63(mm)+*	Form of Performance Share Unit Agreement for awards under the 1999 Omnibus Plan, as amended, based on the performance of the Registrant’s domestic operations on an unconsolidated basis.
10.64(mm)+*	Form of Performance Share Unit Agreement for awards under the 1999 Omnibus Plan, as amended, based on the performance of Booking.com B.V.
14(k)	Priceline.com Incorporated Code of Business Conduct and Ethics.
21	List of Subsidiaries.
23.1	Consent of Deloitte & Touche LLP.
24.1	Power of Attorney (included in the Signature Page).
31.1	Certificate of Jeffery H. Boyd, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Daniel J. Finnegan, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(nn)	Certification of Jeffery H. Boyd, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
32.2(nn)	Certification of Daniel J. Finnegan, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)
101

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

(c)	Previously filed as an exhibit to the Form 10-Q for the quarterly period ended September 30, 2003.
(d)	Previously filed as an exhibit to the Form 8-K filed on December 13, 2004.
(e)	Previously filed as an exhibit to the Form S-8 (Registration No. 333-122414) filed on January 31, 2005.
(f)	Previously filed as an exhibit to the Form S-8 (Registration No. 333-55578) filed on February 14, 2001.
(g)	Previously filed as an exhibit to the Form 8-K filed on February 7, 2005.
(h)	Previously filed as an exhibit to the Form 10-K for the year ended December 31, 2000.
(i)	Previously filed as an exhibit to the Form 8-K filed on February 8, 2006.
(j)	Previously filed as an exhibit to the Form 10-Q for the quarterly period ended March 31, 2000.
(k)	Previously filed as an exhibit to the Form 10-K for the year ended December 31, 2003.
(l)	Previously filed as an exhibit to the Form 8-K filed on September 23, 2004.
(m)	Previously filed as an exhibit to the Form 8-K filed on July 20, 2005.
(n)	Previously filed as an exhibit to the Form 8-K filed on June 3, 2005.
(o)	Previously filed as an exhibit to the Form 8-K filed on September 29, 2005.
(p)	Previously filed as an exhibit to the Form 8-K filed on October 21, 2005.
(q)	Previously filed as an exhibit to the Form 8-K filed on November 8, 2005.
(r)	Previously filed as an exhibit to the Form 10-Q for the quarterly period ended March 31, 2006.
(s)	Previously filed as an exhibit to the Form 8-K filed on September 7, 2006.
(t)	Previously filed as an exhibit to the Form 8-K filed on September 27, 2006.
(u)	Previously filed as an exhibit to the Form 8-K filed on September 28, 2006.
(v)	Previously filed as an exhibit to the Form 8-K filed on October 16, 2006.
(w)	Previously filed as an exhibit to the Form 8-K filed on November 9, 2006.
(x)	Previously filed as an exhibit to the Form 8-K filed on December 8, 2006.
(y)	Previously filed as an exhibit to the form 8-K filed on February 23, 2007.
(z)	Previously filed as an exhibit to the Form 8-K filed on May 4, 2007.
(aa)	Previously filed as an exhibit to the Form 10-Q for the quarterly period ended September 30, 2007.
(bb)	Previously filed as an exhibit to the Form 10-K for the year ended December 31, 2007
(cc)	Previously filed as an exhibit to the Form 8-K filed on December 5, 2007.
(dd)	Previously filed as an exhibit to the Form 8-K filed on March 11, 2008.
(ee)	Previously filed as an exhibit to the Form 8-K filed on June 6, 2008.
(ff)	Previously filed as an exhibit to the Form 10-Q for the quarterly period ended September 30, 2007.
(gg)	Previously filed as an exhibit to the Form 8-K filed on August 6, 2008.
(hh)	Previously filed as an exhibit to the Form 10-K for the year ended December 31, 2008.
(ii)	Previously filed as an exhibit to the Form 8-K filed on March 4, 2009.
(jj)	Previously filed as an exhibit to the Form 8-K filed on June 5, 2009.
(kk)	Previously filed as an exhibit to the Form 10-K for the year ended December 31, 2009.
(ll)	Previously filed as an exhibit to a Form 8-K filed on March 10, 2010.
(mm)	Previously filed as an exhibit to a Form 8-K filed on March 10, 2010.
(nn)	This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.

*

Certain portions of this document have been omitted pursuant to a confidential treatment request filed with the Commission pursuant to Rule 24b-2. The omitted confidential material has been filed separately with the Commission.

+	Indicates a management contract or compensatory plan or arrangement.