Form 10-Q
period 2011-03-31
PRICELINE COM INC
filed 2011-05-06
CIK 1075531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

Number of shares of Common Stock outstanding at April 29, 2011:

Common Stock, par value $0.008 per share	49,646,752
(Class)	(Number of Shares)

priceline.com Incorporated

Form 10-Q

For the Three Months Ended March 31, 2011

PART I — FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements

priceline.com Incorporated

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$551,074	$358,967
Restricted cash	1,064	1,050
Short-term investments	1,194,512	1,303,251
Accounts receivable, net of allowance for doubtful accounts of $5,893 and $6,353, respectively	221,978	162,426
Prepaid expenses and other current assets	56,682	61,211
Deferred income taxes	80,360	70,559
Total current assets	2,105,670	1,957,464

Property and equipment, net	44,386	39,739
Intangible assets, net	234,063	232,030
Goodwill	525,801	510,894
Deferred income taxes	137,969	151,408
Other assets	17,462	14,418
Total assets	$3,065,351	$2,905,953

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$115,512	$90,311
Accrued expenses and other current liabilities	322,735	243,767
Deferred merchant bookings	166,805	136,915
Convertible debt (see Note 8)	481,644	175
Total current liabilities	1,086,696	471,168

Deferred income taxes	55,938	56,440
Other long-term liabilities	47,209	42,990
Convertible debt (see Note 8)	—	476,230
Total liabilities	1,189,843	1,046,828

Redeemable noncontrolling interests (see Note 11)	57,538	45,751

Convertible debt (see Note 8)	93,569	38

Stockholders’ equity:
Common stock, $0.008 par value; authorized 1,000,000,000 shares, 57,414,428 and 56,567,236 shares issued, respectively	445	438
Treasury stock, 7,768,032 and 7,421,128 shares, respectively	(797,677)	(640,415)
Additional paid-in capital	2,347,728	2,417,092
Accumulated earnings	163,545	69,110
Accumulated other comprehensive income (loss)	10,360	(32,889)
Total stockholders’ equity	1,724,401	1,813,336
Total liabilities and stockholders’ equity	$3,065,351	$2,905,953

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended March 31,
	2011	2010

Merchant revenues	$454,804	$368,265
Agency revenues	351,422	213,242
Other revenues	3,094	2,887
Total revenues	809,320	584,394
Cost of revenues	303,512	265,278
Gross profit	505,808	319,116

Operating expenses:
Advertising — Offline	11,614	11,788
Advertising — Online	185,108	113,109
Sales and marketing	34,778	24,113
Personnel, including stock-based compensation of $13,993 and $11,909, respectively	75,221	49,777
General and administrative	25,879	18,033
Information technology	6,670	4,608
Depreciation and amortization	12,479	9,779
Total operating expenses	351,749	231,207
Operating income	154,059	87,909

Other income (expense):
Interest income	1,421	855
Interest expense	(7,715)	(4,806)
Foreign currency transactions and other	(7,073)	(3,130)
Total other income (expense)	(13,367)	(7,081)

Earnings before income taxes	140,692	80,828
Income tax expense	(36,679)	(26,953)
Net income	104,013	53,875
Less: net loss attributable to noncontrolling interests	777	—
Net income applicable to common stockholders of priceline.com Incorporated	$104,790	$53,875
Net income applicable to common stockholders per basic common share	$2.12	$1.16
Weighted average number of basic common shares outstanding	49,319	46,309
Net income applicable to common stockholders per diluted common share	$2.05	$1.06
Weighted average number of diluted common shares outstanding	51,159	50,862

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(In thousands)

	Common Stock		Treasury Stock		Additional	Accumulated	Accumulated Other Comprehensive	Comprehensive
	Shares	Amount	Shares	Amount	Paid-in Capital	Earnings	Income (Loss)	Income	Total
Balance, December 31, 2010	56,567	$438	(7,421)	$(640,415)	$2,417,092	$69,110	$(32,889)		$1,813,336

Net income applicable to common stockholders	—	—	—	—	—	104,790	—	$104,790

Unrealized loss on marketable securities, net of tax of $206	—	—	—	—	—	—	(584)	(584)

Currency translation adjustments, net of tax benefits of $13,084	—	—	—	—	—	—	43,833	43,833

Comprehensive income								$148,039	148,039

Redeemable noncontrolling interests fair value adjustment						(10,355)			(10,355)

Reclassification adjustment for convertible debt in mezzanine	—	—	—	—	(93,531)		—		(93,531)

Exercise of stock options and vesting of restricted stock units and/or performance shares	847	7	—	—	537	—	—		544

Repurchase of common stock	—	—	(347)	(157,262)	—	—	—		(157,262)

Stock-based compensation and other stock-based payments	—	—		—	14,110	—	—		14,110

Excess tax benefit on stock-based compensation	—	—	—	—	9,520	—	—		9,520

Balance, March 31, 2011	57,414	$445	(7,768)	$(797,677)	$2,347,728	$163,545	$10,360		$1,724,401

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2011	2010
OPERATING ACTIVITIES:
Net income	$104,013	$53,875
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,166	3,969
Amortization	8,313	5,810
Provision for uncollectible accounts, net	2,812	1,784
Deferred income taxes	8,260	11,426
Stock-based compensation expense and other stock-based payments	14,110	11,909
Amortization of debt issuance costs	553	907
Amortization of debt discount	5,239	3,274
Loss on early extinguishment of debt	—	5,251
Changes in assets and liabilities:
Accounts receivable	(56,487)	(20,223)
Prepaid expenses and other current assets	3,307	1,893
Accounts payable, accrued expenses and other current liabilities	177,763	23,711
Other	4,170	1,111
Net cash provided by operating activities	276,219	104,697
INVESTING ACTIVITIES:
Purchase of investments	(472,872)	(526,493)
Proceeds from sale of investments	618,427	212,674
Additions to property and equipment	(8,279)	(4,831)
Acquisitions and other equity investments, net of cash acquired	(66,204)	(2,500)
Proceeds from settlement of foreign currency contracts	—	9,707
Payments on foreign currency contracts	(16,005)	—
Change in restricted cash	(16)	(31)
Net cash provided by (used in) investing activities	55,051	(311,474)
FINANCING ACTIVITIES:
Proceeds from the issuance of convertible debt	—	575,000
Payment of debt issuance costs	—	(12,938)
Payments related to conversion of convertible debt	—	(98,388)
Repurchase of common stock	(157,262)	(118,932)
Proceeds from exercise of stock options	544	12,597
Excess tax benefit from stock-based compensation	9,520	1,656
Net cash (used in) provided by financing activities	(147,198)	358,995
Effect of exchange rate changes on cash and cash equivalents	8,035	(5,584)
Net increase in cash and cash equivalents	192,107	146,634
Cash and cash equivalents, beginning of period	358,967	202,141
Cash and cash equivalents, end of period	$551,074	$348,775

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$28,956	$15,933
Cash paid during the period for interest	$3,601	$751
Non-cash fair value adjustment for redeemable noncontrolling interests	$10,355	$—

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated

Notes to Unaudited Consolidated Financial Statements

1.                                      BASIS OF PRESENTATION

Priceline.com Incorporated (“priceline.com” or the “Company”) is responsible for the Unaudited Consolidated Financial Statements included in this document.  The Unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operating results.  The Company prepared the Unaudited Consolidated Financial Statements following the requirements of the Securities and Exchange Commission for interim reporting.  As permitted under those rules, the Company condensed or omitted certain footnotes or other financial information that are normally required by GAAP for annual financial statements.  These statements should be read in combination with the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The Unaudited Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiaries and its majority-owned interest in TravelJigsaw Holdings Limited since its acquisition in May 2010.  All intercompany accounts and transactions have been eliminated in consolidation.  The functional currency of the Company’s foreign subsidiaries is generally the respective local currency.  Assets and liabilities are translated into U.S. Dollars at the rate of exchange existing at the balance sheet date.  Income statement amounts are translated at the average exchange rates for the period.  Translation gains and losses are included as a component of “Accumulated other comprehensive income (loss)” in the accompanying Unaudited Consolidated Balance Sheets.  Foreign currency transaction gains and losses are included in the Unaudited Consolidated Statements of Operations, principally in “Foreign currency transactions and other.”

Revenues, expenses, assets and liabilities can vary during each quarter of the year.  Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

2.                                      STOCK-BASED EMPLOYEE COMPENSATION

The Company has adopted stock compensation plans which provide for grants of share based compensation as incentives and rewards to encourage employees, officers, consultants and directors to contribute towards the long-term success of the Company.  Stock-based compensation cost included in personnel expenses in the Unaudited Consolidated Statements of Operations was approximately $14.0 million and $11.9 million for the three months ended March 31, 2011 and 2010, respectively.

During the three months ended March 31, 2011, 23,204 shares of stock options were exercised with a weighted average exercise price of $23.44.  As of March 31, 2011, the aggregate number of stock options outstanding and exercisable was 332,264 shares, with a weighted average exercise price of $23.60 and a weighted average remaining term of 2.2 years.

The following table summarizes the activity of unvested restricted stock, restricted stock units and performance share units (“Share-Based Awards”) during the three months ended March 31, 2011:

Share-Based Awards	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2010	1,530,647	$130.93
Granted	116,992	$464.79
Vested	(830,629)	$113.34
Performance Share Units Adjustment	(11,596)	$108.30
Forfeited	(65,598)	$176.18
Unvested at March 31, 2011	739,816	$199.82

As of March 31, 2011, there was $100.9 million of total future compensation cost related to unvested share-based awards to be recognized over a weighted-average period of 2.3 years.

During the three months ended March 31, 2011, the Company made broad-based grants of 39,848 restricted stock units (“RSUs”) that generally vest after three years.  The share based awards granted had a total grant date fair value of $18.5 million based upon the grant date fair value per share of $464.79.

In addition, during the three months ended March 31, 2011, the Company granted 77,144 performance share units to certain executives.  The performance share units had a total grant date fair value of $35.9 million based upon the grant date fair value per share of $464.79.  The performance share units are payable in shares of the Company’s common stock upon vesting.  Subject to certain exceptions for terminations related to a change in control and terminations other than for “cause,” for “good reason” or on account of death or disability, the executive officers must continue their service through March 1, 2014 in order to receive any shares.  Stock-based compensation for performance share units is recorded based on the estimated probable outcome at the end of the performance period.  The actual number of shares to be issued at vest date will be determined upon completion of the performance period which ends December 31, 2013.  As of March 31, 2011, the estimated number of probable shares to be issued under this 2011 grant is a total of 77,144 shares.  If the maximum performance thresholds are met at the end of the performance period, a maximum number of 164,508 total shares could be issued.  If the minimum performance thresholds are not met, 22,796 shares would be issued at the end of the performance period.

2010 Performance Shares Units

During the year ended December 31, 2010, the Company granted 110,430 performance shares units with a grant date fair value of $26.0 million, based on a weighted average grant date fair value of $235.34 per share.  The actual number of shares will be determined upon completion of the performance period which ends December 31, 2012.

At March 31, 2011, there were 93,745 unvested performance share units outstanding, net of actual forfeitures and vesting.  As of March 31, 2011, the number of shares estimated to be issued at the end of the performance period is a total of 218,608 shares.  If the maximum performance thresholds are met at the end of the performance period, a maximum of 226,508 total shares could be issued.

3.                                      NET INCOME PER SHARE

The Company computes basic net income per share by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted net income per share is based upon the weighted average number of common and common equivalent shares outstanding during the period.

Common equivalent shares related to stock options, restricted stock, restricted stock units, and performance share units are calculated using the treasury stock method.  Performance share units are included in the weighted average common equivalent shares based on the number of shares that would be issued if the end of the reporting period were the end of the performance period and if the result would be dilutive.

The Company’s convertible debt issues have net share settlement features requiring the Company upon conversion to settle the principal amount of the debt for cash and the conversion premium for cash or shares of the Company’s common stock, at the Company’s option.  The convertible notes are included in the calculation of diluted net income per share if their inclusion is dilutive under the treasury stock method.

A reconciliation of the weighted average number of shares outstanding used in calculating diluted earnings per share is as follows (in thousands):

	For the Three Months Ended March 31,
	2011	2010
Weighted average number of basic common shares outstanding	49,319	46,309
Weighted average dilutive stock options, restricted stock, restricted stock units and performance share units	1,217	1,354
Assumed conversion of convertible debt	623	3,199
Weighted average number of diluted common and common equivalent shares outstanding	51,159	50,862
Anti-dilutive potential common shares	1,300	3,393

Anti-dilutive potential common shares for the three months ended March 31, 2011 and 2010 includes approximately 1.3 million shares and 2.3 million shares, respectively, which could be issued under the Company’s convertible debt if the Company experiences substantial increases in its common stock price.  Under the treasury stock method, the convertible debt will generally have a dilutive impact on net income per share if the Company’s average stock price for the period exceeds the conversion price for the convertible debt.

The Company has Conversion Spread Hedges outstanding at March 31, 2011 that increase the effective conversion price of the Company’s 0.75% Convertible Senior Notes due 2013 (the “2013 Notes”) from $40.38 to $50.47 per share from the Company’s perspective and which were designed to reduce potential dilution upon conversion of the debt at maturity (see Note 8).  Since the beneficial impact of the Conversion Spread Hedges is anti-dilutive, it is excluded from the calculation of net income per share.

4.                                      INVESTMENTS

The following table summarizes, by major security type, the Company’s short-term investments as of March 31, 2011 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sales securities
U.S. government securities	$384,411	$110	$(45)	$384,476
Foreign government securities	698,492	365	(744)	698,113
U.S. agency securities	70,914	17	(1)	70,930
U.S. corporate notes	40,821	172	—	40,993
Total	$1,194,638	$664	$(790)	$1,194,512

The following table summarizes, by major security type, the Company’s short—term investments as of December 31, 2010 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$469,116	$158	$(66)	$469,208
Foreign government securities	682,841	558	(81)	683,318
U.S. agency securities	109,920	15	(30)	109,905
U.S. corporate notes	40,845	—	(25)	40,820
Total	$1,302,722	$731	$(202)	$1,303,251

Long-term investments amounting to approximately $0.4 million at December 31, 2010 were comprised of corporate notes with a maturity date greater than one year and are included in “Other assets” on the Company’s Unaudited Consolidated Balance Sheet.  As of March 31, 2011, these investments, amounting to approximately $0.4 million, were reclassified from long-term investments to short-term investments.

There were no material gains or losses related to investments for the three months ended March 31, 2011 or 2010.

5.                                      FAIR VALUE MEASUREMENTS

Financial assets and liabilities carried at fair value as of March 31, 2011 are classified in the table below in the categories described below (dollars in thousands):

	Level 1	Level 2	Level 3	Total
ASSETS:
Short-term investments
U.S. government securities	$—	$384,476	$—	$384,476
Foreign government securities	—	698,113	—	698,113
U.S. agency securities	—	70,930	—	70,930
U.S. corporate notes	—	40,993	—	40,993
Foreign exchange derivatives	—	381	—	381
Total assets at fair value	$—	$1,194,893	$—	$1,194,893

	Level 1	Level 2	Level 3	Total
LIABILITIES:
Foreign exchange derivatives	$—	$19,972	$—	$19,972
Redeemable noncontrolling interests	—	—	57,538	57,538
Total liabilities at fair value	$—	$19,972	$57,538	$77,510

Financial assets and liabilities carried at fair value as of December 31, 2010 were classified in the table below in the categories described below (dollars in thousands):

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

For the Company’s investments, a market approach is used for recurring fair value measurements and the valuation techniques use inputs that are observable, or can be corroborated by observable data, in an active marketplace.  Investments in U.S. Treasury and foreign government securities are considered “Level 2” fair value measurements as of March 31, 2011 and December 31, 2010 because the Company has access to quoted prices, but does not have visibility to the volume and frequency of trading for all of these investments.  Fair values for U.S. agency securities and U.S. corporate notes, which are guaranteed by the federal government, are considered “Level 2” fair value measurements because they are obtained from pricing sources for these or comparable instruments.  The Company compares the fair values obtained against data reported by other independent market sources.

The Company’s derivative instruments are valued using pricing models.  Pricing models take into account the contract terms as well as multiple inputs where applicable, such as interest rate yield curves, option volatility and currency rates.  Derivatives are considered “Level 2” fair value measurements.

As of March 31, 2011 and December 31, 2010, the Company considers its redeemable noncontrolling interests to represent a “Level 3” fair value measurement that requires a high degree of judgment to determine fair value.  The Company estimated such fair value based upon standard valuation techniques using discounted cash flow analysis and industry peer comparable analysis.  See Note 11 for further information on redeemable noncontrolling interests.

As of March 31, 2011 and December 31, 2010, the carrying value of the Company’s cash and cash equivalents approximated their fair value and consisted primarily of U.S. Treasury money market funds, foreign government securities and bank deposits.  Other financial assets and liabilities, including restricted cash, accounts receivable, accrued expenses and deferred merchant bookings are carried at cost which also approximates their fair value because of the short-term nature of these items.  See Note 4 for information on the carrying value of investments and Note 8 for the estimated fair value of the Company’s convertible debt.

In the normal course of business, the Company is exposed to the impact of foreign currency fluctuations.  The Company limits these risks by following established risk management policies and procedures, including the use of derivatives.  The Company’s derivative instruments are typically short-term in nature.  The Company does not use derivatives for trading or speculative purposes.  All derivative instruments are recognized in the Unaudited Consolidated Balance Sheets at fair value.  Gains and losses resulting from changes in the fair value of derivative instruments which are not designated as hedging instruments for accounting purposes are recognized in the Unaudited Consolidated Statements of Operations in the period that the changes occur.  Changes in the fair value of derivatives designated as net investment hedges are recorded as currency translation adjustments to offset a portion of the translation adjustment of the foreign subsidiary’s net assets and are recognized in the Unaudited Consolidated Balance Sheets in “Accumulated other comprehensive income (loss).”

Derivatives Not Designated as Hedging Instruments — The Company is exposed to adverse movements in currency exchange rates as the financial results of its international operations are translated from local currency into U.S. Dollars upon consolidation.  Our derivative contracts principally address foreign exchange fluctuations for the Euro.  As of December 31, 2010, derivatives resulting in a liability of $0.2 million were recorded in “Accrued expenses and other current liabilities on the Unaudited Consolidated Balance Sheet.  Foreign exchange losses of $1.7 million and foreign exchanges gains of $2.6 million for the three months ended March 31, 2011 and 2010, respectively, were recorded in “Foreign currency transactions and other” in the Unaudited Consolidated Statements of Operations.  Derivatives associated with foreign currency transaction risks resulted in assets of $0.4 million and $1.0 million as of March 31, 2011 and December 31, 2010, respectively, and are recorded in “Prepaid expenses and other current assets” in the Unaudited Consolidated Balance Sheets.  The settlement of derivative contracts resulted in a net cash outflow of $1.3 million and $0.7 million for the three months ended March 31, 2011 and 2010, respectively, and were reported within “Net cash provided by operating activities” on the Unaudited Consolidated Statements of Cash Flows.

Derivatives Designated as Hedging Instruments — As of March 31, 2011 and December 31, 2010, the Company had outstanding foreign currency forward contracts for 398 million Euros and 378 million Euros, respectively, to hedge a portion of its net investment in a foreign subsidiary.  These contracts are all short-term in nature.  Hedge ineffectiveness is assessed and measured based on changes in forward exchange rates.  The fair value of these derivatives at March 31, 2011 was a liability of $20.0 million and is recorded in “Accrued expenses and other current liabilities” in the Unaudited Consolidated Balance Sheet.  At December 31, 2010, the net liability of $2.8 million was recorded as a liability of $6.8 million in “Accrued expenses and other current liabilities” and as an asset of $4.0 million in “Prepaid expenses and other current assets” in the Unaudited Consolidated Balance Sheet.  A cash outflow of $16.0 million for the three months ended March 31, 2011, compared to cash received of $9.7 million for the three months ended March 31, 2010, was reported within “Net cash provided by (used in) investing activities” on the Unaudited Consolidated Statements of Cash Flows.

6.                                      INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets consist of the following (in thousands):

	March 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period	Weighted Average Useful Life

Supply and distribution agreements	$274,921	$(85,727)	$189,194	$264,491	$(76,823)	$187,668	10 - 13 years	12 years

Technology	24,589	(23,528)	1,061	23,549	(22,119)	1,430	3 years	3 years

Patents	1,638	(1,364)	274	1,638	(1,352)	286	15 years	15 years

Customer lists	21,249	(18,873)	2,376	20,338	(17,512)	2,826	2 years	2 years

Internet domain names	3,543	(206)	3,337	1,853	(126)	1,727	2 – 20 years	10 years

Trade names	54,914	(17,141)	37,773	53,099	(15,064)	38,035	5 – 20 years	11 years

Other	345	(297)	48	344	(286)	58	3 – 10 years	4 years

Total intangible assets	$381,199	$(147,136)	$234,063	$365,312	$(133,282)	$232,030

Intangible assets with determinable lives are primarily amortized on a straight-line basis.  Intangible asset amortization expense was approximately $8.3 million and $5.8 million for the three months ended March 31, 2011 and 2010, respectively.

The estimated amortization expense for intangible assets for the remainder of 2011, the annual expense for the next five years, and the expense thereafter is expected to be as follows (in thousands):

2011	$24,748
2012	30,757
2013	29,460
2014	29,387
2015	26,602
2016	24,110
Thereafter	68,999
$234,063

The change in goodwill for the three months ended March 31, 2011 consists of the following (in thousands):

Balance at December 31, 2010	$510,894
Currency translation adjustments	14,907
Balance at March 31, 2011	$525,801

7.                                      OTHER ASSETS

Other assets at March 31, 2011 and December 31, 2010 consist of the following (in thousands):

	March 31, 2011	December 31, 2010
Deferred debt issuance costs	$9,023	$9,576
Long-term investments	—	394
Other	8,439	4,448
Total	$17,462	$14,418

Deferred debt issuance costs arose from (i) the Company’s issuance, in March 2010, of $575.0 million aggregate principal amount of 1.25% Convertible Senior Notes due 2015 (the “2015 Notes”); (ii) a $175.0 million revolving credit facility entered into in September 2007; and (iii) the Company’s issuance, in September 2006, of $172.5 million aggregate principal amount of 2013 Notes.  Deferred debt issuance costs are being amortized using the effective interest rate method over the term of approximately five years, except for the 2013 Notes which are amortized over their term of seven years.  The period of amortization for the Company’s debt issue costs was determined at inception of the related debt agreements based upon the stated maturity date or the first stated put date, if earlier.  Unamortized debt issuance costs written off to interest expense in the three months ended March 31, 2010 resulting from the early conversion of convertible debt amounted to $0.6 million.

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

The revolving credit facility provides for the issuance of up to $50.0 million of letters of credit as well as borrowings on same-day notice, referred to as swingline loans, which are available in U.S. Dollars, Euros, Pound Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility will be used for working capital and general corporate purposes.  At both March 31, 2011 and December 31, 2010, there were no borrowings outstanding under the facility, and approximately $1.6 million of letters of credit were issued under the revolving credit facility.

Convertible Debt

Convertible debt as of March 31, 2011 consisted of the following (in thousands):

March 31, 2011	Outstanding Principal Amount	Unamortized Debt Discount	Carrying Value
1.25% Convertible Senior Notes due March 2015	$575,000	$(93,534)	$481,466
0.75% Convertible Senior Notes due September 2013	213	(35)	178
Outstanding convertible debt	$575,213	$(93,569)	$481,644

Convertible debt as of December 31, 2010 consists of the following (in thousands):

December 31, 2010	Outstanding Principal Amount	Unamortized Debt Discount	Carrying Value
1.25% Convertible Senior Notes dues March 2015	$575,000	$(98,770)	$476,230
0.75% Convertible Senior Notes due September 2013	213	(38)	175
Outstanding convertible debt	$575,213	$(98,808)	$476,405

Based upon the closing price of the Company’s common stock for the prescribed measurement periods during the three months ended March 31, 2011 and December 31, 2010, the contingent conversion thresholds on the 2013 Notes were exceeded.  As a result, the 2013 Notes were convertible at the option of the holders as of March 31, 2011 and December 31, 2010.  Accordingly, the carrying value of the 2013 Notes has been classified as a current liability as of those dates.  The contingent conversion threshold for the prescribed measurement period during the three months ended March 31, 2011 was exceeded for the 2015 Notes.  Therefore, the 2015 Notes are convertible at the option of the holders during the second quarter of 2011.  Accordingly, the Company reported the carrying value of the 2015 Notes as a current liability as of March 31, 2011.

For notes that are convertible at the option of the holder, the principal amount is required to be paid in cash so the difference between the principal amount and carrying value is reflected as convertible debt in mezzanine on the Company’s Unaudited Consolidated Balance Sheets.  Therefore, with respect to the 2015 Notes, the Company reclassified $93.5 million from additional paid-in-capital to convertible debt in mezzanine on the Unaudited Consolidated Balance Sheet as of March 31, 2011.  The determination of whether or not the 2015 Notes are convertible must continue to be performed on a quarterly basis.  Consequently, the 2015 Notes may not be convertible in future quarters, and therefore may again be classified as long-term debt, if the contingent conversion threshold is not met in such quarters.  Based on conversion notices received, the remaining outstanding principal amount of the 2013 Notes will be converted during the three months ended June 30, 2011.

In the three months ended March 31, 2010, the Company delivered cash of $98.4 million to repay the principal amount and issued 1,995,416 shares of its common stock in satisfaction of the conversion value in excess of the principal amount for convertible debt that was converted prior to maturity.  In the three months ended March 31, 2011, the Company did not receive any early conversions associated with convertible debt.

As of March 31, 2011 and December 31, 2010, the estimated market value of the outstanding senior notes was approximately $1.0 billion and $0.9 billion, respectively.  Fair value was estimated based upon actual trades at the end of the reporting period or the most recent trade available as well as the Company’s stock price at the end of the reporting period.  A substantial portion of the market value of the Company’s debt in excess of the outstanding principal amount relates to the conversion premium on the bonds.

Description of Senior Notes

In March 2010, the Company issued in a private placement $575.0 million aggregate principal amount of Convertible Senior Notes due March 15, 2015, with an interest rate of 1.25% (the “2015 Notes”).  The Company paid $12.9 million in debt issuance costs during the three months ended March 31, 2010, related to this offering.  The 2015 Notes are convertible, subject to certain conditions, into the Company’s common stock at a conversion price of approximately $303.06 per share.  The 2015 Notes are convertible, at the option of the holder, prior to March 15, 2015 upon the occurrence of specified events, including, but not limited to a change in control, or if the closing sales price of the Company’s common stock for at least 20 consecutive trading days in the period of the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 150% of the applicable conversion price in effect for the notes on the last trading day of the immediately preceding quarter. In the event that all or substantially all of the Company’s common stock is acquired on or prior to the maturity of the 2015 Notes in a transaction in which the consideration paid to holders of the Company’s common stock consists of all or substantially all cash, the Company would be required to make additional payments in the form of additional shares of common stock to the holders of the 2015 Notes in aggregate value ranging from $0 to approximately $132.7 million depending upon the date of the transaction and the then current stock price of the Company.  As of December 15, 2014, holders will have the right to convert all or any portion of the 2015 Notes.  The 2015 Notes may not be redeemed by the Company prior to maturity.  The holders may require the Company to repurchase the 2015 Notes for cash in certain circumstances.  Interest on the 2015 Notes is payable on March 15 and September 15 of each year.

In 2006, the Company issued in a private placement $172.5 million aggregate principal amount of Convertible Senior Notes due September 30, 2013, with an interest rate of 0.75% (the “2013 Notes”).  The 2013 Notes are convertible, subject to certain conditions, into the Company’s common stock at a conversion price of approximately $40.38 per share.  The 2013 Notes were not redeemable by the Company prior to maturity.

In 2006, the Company entered into hedge transactions relating to the potential dilution of the Company’s common stock upon conversion of the 2013 Notes (the “Conversion Spread Hedges”).  Under the Conversion Spread Hedges, the Company is entitled to purchase from Goldman Sachs and Merrill Lynch approximately 4.3 million shares of the Company’s common stock (the number of shares underlying the 2013 Notes) at a strike price of $40.38 per share (subject to adjustment in certain circumstances) in 2013, and the counterparties are entitled to purchase from the Company approximately 4.3 million shares of the Company’s common stock at a strike price of $50.47 per share (subject to adjustment in certain circumstances) in 2013.  The Conversion Spread Hedges are separate transactions entered into by the Company with the counterparties and are not part of the terms of the 2013 Notes.  The Conversion Spread Hedges did not immediately hedge against the associated dilution from early conversions of the 2013 Notes prior to their stated maturities.  Therefore, upon early conversion of the 2013 Notes, the Company has delivered any related conversion premium in shares of stock or a combination of cash and shares.  However, the hedging counterparties were not obligated to deliver the Company shares or cash that would offset the dilution associated with the early conversion activity.  Because of this timing difference, the number of shares, if any, that the Company receives from its Conversion Spread Hedges can differ materially from the number of shares that it was required to deliver to the holders of the 2013 Notes upon their early conversion. The actual number of shares to be received will depend upon the Company’s stock price on the date the Conversion Spread Hedges are exercisable, which coincides with the scheduled maturity of the 2013 Notes.

Accounting guidance requires that cash-settled convertible debt, such as the Company’s convertible senior notes, be separated into debt and equity components at issuance and a value to be assigned to each.  The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar bond without the conversion feature.  The difference between the bond cash proceeds and this estimated fair value, representing the value assigned to the equity component, is recorded as a debt discount.  Debt discount is amortized using the effective interest method over the period from origination date through the stated maturity date.  The Company estimated the straight debt borrowing rates at debt origination to be 5.89% for the 2015 Notes and 8.0% for the 2013 Notes.  The yield to maturity was estimated at an at-market coupon priced at par.

For the three months ended March 31, 2011 and 2010, the Company recognized interest expense of $7.5 million and $4.0 million, respectively, related to convertible notes.  Interest expense was comprised of $1.8 million and $0.5 million, respectively, for the contractual coupon interest, $5.2 million and $3.3 million, respectively, related to the amortization of debt discount and $0.5 million and $0.2 million, respectively, related to the amortization of debt issuance costs.  Debt discount and debt issuance costs are amortized through the stated maturity dates of the respective debt.  The effective interest rate for the three months ended March 31, 2011 and 2010 was 6.3% and 7.8%, respectively.

In addition, if the Company’s convertible debt is redeemed or converted prior to maturity, a gain or loss on extinguishment will be recognized.  The gain or loss is the difference between the fair value of the debt component immediately prior to extinguishment and its carrying value.  To estimate the fair value at each conversion date, the Company used an applicable LIBOR rate plus an applicable credit default spread based upon the Company’s credit rating at the respective conversion dates.  In the three months ended March 31, 2010, the Company recognized a loss of $5.3 million ($3.2 million after tax) in “Foreign currency transactions and other” in the Unaudited Consolidated Statement of Operations.  In addition, the Company wrote-off unamortized debt issuance costs of $0.6 million for the three months ended March 31, 2010 to interest expense related to the debt conversions.

9.                                      TREASURY STOCK

In the first quarter of 2010, the Company’s Board of Directors authorized the repurchase of up to $500 million of the Company’s common stock, including the approval to purchase up to $100 million from the proceeds from the issuance of the 2015 Notes.  The Company repurchased 0.4 million shares of its common stock at an aggregate cost of approximately $100 million in the three months that ended March 31, 2010.

As of March 31, 2011, the Company has a remaining amount from all authorizations granted by the Board of Directors of $459.2 million to purchase its common stock.  The Company may make additional repurchases of shares under its stock repurchase programs, depending on prevailing market conditions, alternate uses of capital and other factors.  Whether and when to initiate and/or complete any purchase of common stock and the amount of common stock purchased will be determined in the Company’s complete discretion.

The Company’s Board of Directors has also given the Company the general authorization to repurchase shares of its common stock to satisfy employee withholding tax obligations related to stock-based compensation.  The Company repurchased 346,904 shares and 81,249 shares at aggregate costs of $157.3 million and $18.9 million in the three months ended March 31, 2011 and 2010, respectively, to satisfy employee withholding taxes related to stock-based compensation.

As of March 31, 2011, there were approximately 7.8 million shares of the Company’s common stock held in treasury.

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

The Company recognizes income tax expense related to income generated outside of the United States based upon the applicable tax rates and tax laws of the foreign countries in which the income is generated.  During the three months ended March 31, 2011 and 2010, the substantial majority of the Company’s foreign-sourced income has been generated in the Netherlands and the United Kingdom.  Income tax expense for the three months ended March 31, 2011 and 2010 differs from the expected tax expense at the U.S. statutory rate of 35%, primarily due to lower foreign tax rates, partially offset by state income taxes and certain non-deductible expenses.

Effective January 1, 2010, the Netherlands modified its corporate income tax law related to income generated from qualifying “innovative” activities (“Innovation Box Tax”).   Earnings that qualify for the Innovation Box Tax will effectively be taxed at the rate of 5% rather than the Dutch statutory rate of 25% (25.5% in 2010).  Booking.com obtained a ruling from the Dutch tax authorities in February 2011 confirming that a portion of its earnings (“qualifying earnings”) is eligible for Innovation Box Tax treatment.   The ruling from the Dutch tax authorities is valid from January 1, 2010 through December 31, 2013 (the “Initial Period”).  In this ruling, the Dutch tax authorities require that the Innovation Box Tax benefit be phased in over a multi-year period.  The Innovation Box Tax did not have a material impact on the Company’s 2010 results.  In 2011, we expect the impact of the Innovation Box Tax to reduce our consolidated income tax rate by approximately one to two percentage points.  The amount of qualifying earnings expressed as a percentage of the total pretax earnings in the Netherlands will vary depending upon the level of total pretax earnings that is achieved in any given year.

In order to be eligible for Innovation Box Tax treatment, Booking.com must, among other things, apply for and obtain a research and development (“R&D”) certificate from a Dutch governmental agency every six months confirming that the activities that Booking.com intends to be engaged in over the subsequent six month period are “innovative.”  Should Booking.com fail to secure such a certificate in any such period — for example, because the governmental agency does not view Booking.com’s new or anticipated activities as “innovative” — or should this agency determine that the activities contemplated to be performed in a prior year were not performed as contemplated or did not comply with the agency’s requirements, Booking.com may lose its certificate and, as a result, the Innovation Box Tax benefit may be reduced or eliminated.

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

The Company has significant deferred tax assets, resulting principally from domestic net operating loss carryforwards (“NOLs”).  At December 31, 2010, the Company had approximately $2.7 billion of NOLs for U.S. federal income tax purposes, comprised of $0.6 billion of NOLs generated from operating losses and approximately $2.1 billion of NOLs generated from equity-related transactions, including equity-based compensation and stock warrants, mainly expiring from December 31, 2019 to December 31, 2021.  The utilization of these NOLs is subject to limitation under Section 382 of the Internal Revenue Code and is also dependent on the Company’s ability to generate sufficient future taxable income.

Section 382 imposes limitations on the availability of a company’s net operating losses after a more than 50 percentage point ownership change occurs.  The Section 382 limitation is based upon certain conclusions pertaining to the dates of ownership changes and the value of the Company on the dates of the ownership changes.  As a result of a study, it was determined that ownership changes, as defined in Section 382, occurred in 2000 and 2002.  The amount of the Company’s net operating losses incurred prior to each ownership change is limited based on the value of the Company on the respective dates of ownership change.  As of the beginning of the year, it is estimated that the effect of Section 382 will generally limit the total cumulative amount of net operating loss available to offset future taxable income to approximately $1.3 billion, comprised of $0.6 billion of NOLs generated from operating losses which have been fully reflected in the Unaudited Consolidated Financial Statements and $0.7 billion of NOLs generated from equity-related transactions.  At December 31, 2010, the Company had additional federal tax benefits of $87.8 million, generated since January 1, 2006, related to equity transactions that are not recorded in our deferred tax asset accounts.  In accordance with accounting guidance, tax benefits related to equity transactions will be recognized as a credit to additional paid-in capital if and when they are realized by reducing the Company’s current income tax liability.  Pursuant to Section 382, subsequent ownership changes could further limit this amount.

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of these deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized.  The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future income, the carryforward periods available for tax reporting purposes, and other relevant factors.  The deferred tax asset at

March 31, 2011 and December 31, 2010 amounted to $218.3 million and $222.0 million, net of the valuation allowance recorded, respectively.

The Company has recorded a non-current deferred tax liability in the amount of $55.9 million and $56.4 million at March 31, 2011 and December 31, 2010, respectively, primarily related to the assignment of estimated fair value to certain purchased identifiable intangible assets associated with various international acquisitions.

As an international corporation providing hotel reservation services available in more than 100 countries around the world, the Company is subject to income taxes as well as non-income based taxes, in both the United States and various foreign jurisdictions. Significant judgment is required in determining the Company’s worldwide provision for income taxes and other tax liabilities. Although the Company believes that its tax estimates are reasonable, there is no assurance that the final determination of tax audits or tax disputes will not be different from what is reflected in the Company’s historical income tax provisions and accruals.

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

Certain key members of TravelJigsaw’s management team retained a noncontrolling ownership interest in TravelJigsaw Holdings Limited.  In addition, certain key members of the management team of Booking.com purchased a 3% ownership interest in TravelJigsaw from PIL in June 2010 (together with TravelJigsaw management’s investment, the “Redeemable Shares”).  The holders of the Redeemable Shares have the right to put their shares to PIL and PIL will have the right to call the shares in each case at a purchase price reflecting the fair value of the Redeemable Shares at the time of exercise.  Subject to certain exceptions, one-third of the Redeemable Shares will be subject to the put and call options in each of 2011, 2012 and 2013, respectively, during specified option exercise periods.  In April 2011, in connection with the exercise of March 2011 call and put options, PIL repurchased a portion of the shares underlying redeemable noncontrolling interests for an aggregate purchase price of approximately $13 million based upon fair value.  As a result of the April 2011 purchase, the redeemable noncontrolling interests in priceline.com International were reduced from 24.4% to 19.0%.

Redeemable noncontrolling interests are measured at fair value, both at the date of acquisition and subsequently at each reporting period.  The redeemable noncontrolling interests are reported on the Consolidated Balance Sheet in mezzanine equity in “Redeemable noncontrolling interests.”

A reconciliation of redeemable noncontrolling interests for the three months ended March 31, 2011 is as follows (in thousands):

2011
Balance, December 31, 2010	$45,751
Net loss attributable to noncontrolling interests	(777)
Fair value adjustment(1)	10,355
Currency translation adjustments	2,209
Balance, March 31, 2011	$57,538

(1)          The estimated fair value was based upon standard valuation techniques using discounted cash flow analysis and industry peer comparable analysis.

12.                               COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income for the three months ended March 31, 2011 was $148.0 million, comprised of net income applicable to common stockholders of $104.8 million and a favorable currency translation adjustment of $43.8 million, partially offset by an unrealized loss on marketable securities of $0.6 million.  For the comparable period in 2010, comprehensive income was $9.1 million, comprised of $53.9 million of net income applicable to common stockholders and an unrealized gain on marketable securities of $0.2 million, offset by an unfavorable currency translation adjustment of $45.0 million.

The table below provides the balances for each classification of accumulated other comprehensive income (loss) as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010
Foreign currency translation adjustments (1)	$10,425	$(33,407)
Net unrealized (loss) gain on investment securities (2)	(65)	518
Accumulated other comprehensive income (loss)	$10,360	$(32,889)

(1)          Includes net losses from fair value adjustments at March 31, 2011 of $4,202 after tax ($5,975 before tax) and net gains from fair value adjustments at December 31, 2010 of $15,827 after tax ($27,138 before tax) associated with net investment hedges (see Note 5).  The remaining balance in currency translation adjustments excludes income taxes due to the Company’s practice and intention to reinvest the earnings of its foreign subsidiaries in those operations.

(2)          The unrealized loss before tax at March 31, 2011 was $75 and the unrealized gain before tax at December 31, 2010 was $714.

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

With respect to the principal claims in these matters, the Company believes that the ordinances at issue do not apply to the service we provide, namely the facilitation of reservations, and, therefore, that we do not owe the taxes that are claimed to be owed.  Rather, the Company believes that the ordinances at issue generally impose hotel occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations.  In addition, in many of these matters, municipalities have asserted claims for “conversion” — essentially, that we have collected a tax and wrongfully “pocketed” those tax dollars — a claim that the Company believes is without basis and have vigorously contested.  The municipalities that are currently involved in litigation and other proceedings with the Company, and that may be involved in future proceedings, have asserted contrary positions and will likely continue to do so.  From time to time, the Company have found it expedient to settle, and may in the future agree to settle, claims pending in these matters without conceding that the claims at issue are meritorious or that the claimed taxes are in fact due to be paid.

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

To the extent that any tax authority succeeds in asserting that the Company has a tax collection responsibility, or the Company determines that it has such a responsibility, with respect to future transactions, the Company may collect any such additional tax obligation from our customers, which would have the effect of increasing the cost of hotel room reservations to our customers and, consequently, could make our hotel service less competitive (i.e., versus the websites of other online travel companies or hotel company websites) and reduce hotel reservation transactions; alternatively, the Company could choose to reduce the compensation for its services on “merchant” hotel transactions.  Either step could have a material adverse effect on the Company’s business and results of operations.

In many of the judicial and other proceedings initiated to date, municipalities seek not only historical taxes that are claimed to be owed on our gross profit, but also, among other things, interest, penalties, punitive damages and/or attorney fees and costs.  Therefore, any liability associated with hotel occupancy tax matters is not constrained to the Company’s liability for tax owed on its historical gross profit, but may also include, among other things, penalties, interest and attorneys’ fees.  To date, the majority of the taxing jurisdictions in which the Company facilitates hotel reservations has not asserted that taxes are due and payable on the Company’s U.S. “merchant” hotel business.  With respect to municipalities that have not initiated proceedings to date, it is possible that they will do so in the future or that they will seek to amend their tax statutes and seek to collect taxes from the Company only on a prospective basis.

As a result of this litigation and other attempts by jurisdictions to levy similar taxes, the Company has established a reserve for the potential resolution of issues related to hotel occupancy and other taxes in the amount of approximately $28 million at March 31, 2011 compared to approximately $26 million at December 31, 2010 (which includes, among other things, amounts related to the litigation in San Antonio). The reserve is based on the Company’s reasonable estimate, and the ultimate resolution of these issues may be less or greater, potentially significantly, than the liabilities recorded.

Developments to Date

In the quarter ending March 31, 2011, two new cases were commenced.  District of Columbia v. Priceline.com, Inc. (Superior Court for the District of Columbia) was filed on March 22, 2011 and McAllister v. Hotels.com, L.P., et al. (Circuit Court of Saline County, Arkansas), a putative class action, was filed on February 22, 2011.  In addition, County of Volusia, et al. v. Priceline.com, Inc., et al. (Circuit Court of Volusia County, Florida) was filed on April 20, 2011.

Three cases were dismissed during the quarter.  In State of Oklahoma v. Priceline.com, et al. (District Court of Oklahoma County, Oklahoma; filed in November 2010), defendants’ motion to dismiss was granted on March 11, 2011.  On March 16, 2011, the complaint in City of Santa Monica, California v. Expedia.com, et al. (Superior Court of California, Los Angeles County, West District; filed in June 2010) was dismissed.  Defendants’ motion for summary judgment was granted on March 24, 2011 in City of Birmingham, Alabama, et al. v. Orbitz, Inc. et al., (Circuit Court of Jefferson County; filed in December 2009).  Additionally, on April 29, 2011, the Kentucky Court of Appeals affirmed dismissal of the action in its entirety in City of Bowling Green, Kentucky v. Hotels.com, L.P. et al., (Warren County Circuit Court; filed in March 2009).  None of the plaintiffs have yet filed an appeal in these cases.

Three cases were dismissed in the quarter after the Company executed a settlement agreement.  County of Monroe, Florida v. Priceline.com, Inc. et al. (U.S. District Court for the Southern District of Florida, filed in January 2009) (agreement signed in August 2010) was dismissed with prejudice February 11, 2011.  In Priceline.com, Inc. v. Miami-Dade County, Florida, et al., Tourist Development Tax claims asserted by the county were dismissed with prejudice on February 11, 2011 as part of the August 2010 agreement reached in the County of Monroe case.  Brevard County, Florida v. Priceline.com Inc., et al. (U.S. District Court for the Middle District of Florida, filed Oct. 2009)(agreement signed in March 2011) was dismissed with prejudice March 15, 2011.

In Horry County, South Carolina, et al. v. Hotels.com, LP, et al. (Court of Common Pleas, Horry County, South Carolina; filed in February 2007), the parties reached an agreement resolving the case in March 2011; judgment dismissing the matter pursuant to the agreement is expected shortly.

In addition to these developments, a discussion of  the remaining legal proceedings listed below can be found in the section titled “Legal Proceedings” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  We intend to vigorously defend against the claims in all of the proceedings described below.

Statewide Class Actions and Putative Class Actions

Such actions include:

•                  City of Los Angeles, California v. Hotels.com, Inc., et al. (California Superior Court, Los Angeles County; filed in December 2004)

•                  City of Rome, Georgia, et al. v. Hotels.com, L.P., et al. (U.S. District Court for the Northern District of Georgia; filed in November 2005)

•                  City of San Antonio, Texas v. Hotels.com, L.P., et al. (U.S. District Court for the Western District of Texas; filed in May 2006)

•                  City of Jacksonville, Florida, et al. v. Hotels.com, L.P., et al. (Circuit Court, Fourth Judicial Circuit, Duval County, Florida; filed in July 2006)

•                  County of Nassau, New York v. Hotels.com, LP, et al. (U.S. District Court for the Eastern District of New York; filed in October 2006); (U.S. Court of Appeals for the Second Circuit; appeal filed in September 2007)

•                  City of Gallup, New Mexico v. Hotels.com, L.P., et al. (U.S. District Court for the District of New Mexico; filed in July 2007)

•                  City of Goodlettsville, Tennessee, et al. v. priceline.com Incorporated, et al. (U.S. District Court for the Middle District of Tennessee; filed in June 2008)

•                  Township of Lyndhurst, New Jersey v. priceline.com Incorporated, et al. (U.S. District Court for the District of New Jersey; filed in June 2008); (U.S. Court of Appeals for the Third Circuit; appeal filed in April 2009)

•                  Pine Bluff Advertising and Promotion Commission, Jefferson County, Arkansas, et al. v. Hotels.com, LP, et al. (Circuit Court of Jefferson County, Arkansas; filed in September 2009)

•                  County of Lawrence, Pennsylvania v. Hotels.com, L.P., et al. (Court of Common Pleas of Lawrence County, Pennsylvania; filed Nov. 2009); (Commonwealth Court of Pennsylvania; appeal filed in November 2010)

Actions Filed on Behalf of Individual Cities, Counties and States

Such actions include:

•                  City of Findlay, Ohio v. Hotels.com, L.P., et al. (U.S. District Court for the Northern District of Ohio; filed in October 2005); and City of Columbus, Ohio, et al. v. Hotels.com, L.P., et al. (U.S. District Court for the Southern District of Ohio; filed in August. 2006); (U.S. District Court for the Northern District of Ohio)

•                  City of Chicago, Illinois v. Hotels.com, L.P., et al. (Circuit Court of Cook County Illinois; filed in November 2005)

•                  City of San Diego, California v. Hotels.com L.P., et al. (California Superior Court, San Diego County; filed in September 2006) (Superior Court of California, Los Angeles County)

•                  City of Atlanta, Georgia v. Hotels.com L.P., et al. (Superior Court of Fulton County, Georgia; filed in March 2006); (Court of Appeals of the State of Georgia; appeal filed in January 2007); (Georgia Supreme Court; further appeal filed in December 2007)

•                  Wake County, North Carolina v. Hotels.com, LP, et al. (General Court of Justice, Superior Court Division, Wake County, North Carolina; filed in November 2006); Dare County, North Carolina v. Hotels.com, LP, et al. (General Court of Justice, Superior Court Division, Dare County, North Carolina; filed in January 2007); Buncombe County, North Carolina v. Hotels.com, LP, et al. (General Court of Justice, Superior Court Division, Buncombe County, North Carolina; filed in February 2007); Mecklenburg County, North Carolina v. Hotels.com LP, et al. (General Court of Justice, Superior Court Division, Mecklenburg County, North Carolina; filed in January 2008)

•                  City of Branson, Missouri v. Hotels.com, LP., et al. (Circuit Court of Greene County, Missouri; filed in December 2006)

•                  Horry County, South Carolina, et al. v. Hotels.com, LP, et al. (Court of Common Pleas, Horry County, South Carolina; filed in February 2007)

•                  City of Myrtle Beach, South Carolina v. Hotels.com, LP, et al. (Court of Common Pleas, Horry County, South Carolina; filed in February 2007)

•                  City of Houston, Texas v. Hotels.com, LP., et al. (District Court of Harris County, Texas; filed in March 2007)

•                  City of Oakland, California v. Hotels.com, L.P., et al. (U.S. District Court for the Northern District of California; filed in June 2007); (U.S. Court of Appeals for the Ninth Circuit; appeal filed in December 2007)

•                  County of Genesee, Michigan, et al. v. Hotels.com LP, et al. (Circuit Court for the County of Ingham, Michigan; filed in February 2009)

•                  City of Bowling Green, Kentucky v. Hotels.com LP et al. (Warren Cir. Ct., Kentucky, Div. 1; filed in March 2009); (Commonwealth of Kentucky Court of Appeals; appeal filed in April 2010)

•                  St. Louis County, Missouri v. Prestige Travel, Inc. et al. (Circuit Court of St. Louis County, Missouri; filed in July 2009)

•                  The Village of Rosemont, Illinois v. Priceline.com, Inc., et al. (U.S. District Court for the Northern District of Illinois; filed in July 2009)

•                  Palm Beach County, Florida v. Priceline.com, Inc., et al. (Circuit Court for Palm Beach County, Florida; filed in July 2009)

•                  Leon County, et al. v. Expedia, Inc., et al. (Second Judicial Circuit Court for Leon County, Florida; filed Nov. 2009); Leon County v. Expedia, Inc. et al. (Second Judicial Circuit Court for Leon County, Florida; filed in December 2009)

•                  City of Birmingham, Alabama, et al. v. Orbitz, Inc., et al. (Circuit Court of Jefferson County, Alabama; filed in December. 2009)

•                  Town of Hilton Head Island, South Carolina v. Hotels.com, LP, et al. (Court of Common Pleas, Fourteenth Judicial Circuit, Beaufort County, South Carolina; filed in April 2010)

•                  Baltimore County, Maryland v. Priceline.com, Inc., et al. (U.S. District Court for the District of Maryland; filed in May 2010)

•                  City of Santa Monica, California v. Expedia, Inc., et al. (Superior Court of California, Los Angeles County, West District; filed in June 2010); (California Superior Court, Los Angeles County)

•                  Hamilton County, Ohio, et al. v. Hotels.com, L.P., et al. (U.S. District Court for the Northern District Of Ohio; filed in August 2010)

•                  State of Florida Attorney General v. Expedia, Inc., et al. (Circuit Court — Second Judicial Circuit, Leon County, Florida; filed in November 2010)

•                  State of Oklahoma v. Priceline.com, Inc., et al. (District Court of Oklahoma County, Oklahoma; filed in November 2010)

•                  Montana Department of Revenue v. Priceline.com, Inc., et al. (First Judicial District Court of Lewis and Clark County, Montana; filed in November 2010)

•                  Montgomery County, Maryland v. Priceline.com, Inc., et al. (United States District Court for the District of Maryland; filed in December 2010)

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

Judicial Actions Relating to Assessments Issued by Individual Cities, Counties and States

After administrative remedies have been exhausted, the Company may seek judicial review of assessments issued by an individual city or county.  Currently pending actions seeking such a review include:

•                  Priceline.com, Inc., et al. v. Broward County, Florida (Circuit Court — Second Judicial Circuit, Leon County, Florida; filed in January 2009)

•                  Priceline.com Inc., et al. v. City of Anaheim, California, et al. (Superior Court of California, County of Orange; filed in February 2009); (Superior Court of California, County of Los Angeles)

•                  Priceline.com, Inc. v. Indiana Department of State Revenue (Indiana Tax Court; filed in March 2009)

•                  Priceline.com, Inc., et al. v. City of San Francisco, California, et al. (Superior Court of California, County of San Francisco; filed in June 2009); (Superior Court of California, County of Los Angeles)

•                  Priceline.com, Inc. v. Miami-Dade County, Florida, et al. (Eleventh Judicial Circuit Court for Miami Dade, County, Florida; filed in December 2009)

•                  Priceline.com Incorporated, et al. v. Osceola County, Florida, et al. (Circuit Court of the Second Judicial Circuit, in and For Leon County, Florida; filed in January 2011)

•                  In the Matter of the Tax Appeal of priceline.com Inc., In the Matter of the Tax Appeal of Lowestfare.com LLC and In the Matter of the Tax Appeal of Travelweb LLC  (Tax Appeal Court of the State of Hawaii; filed in March 2011)

The Company intends to prosecute vigorously its claims in these actions.

Consumer Class Actions

•                  Chiste, et al. v. priceline.com Inc., et al. (United States District Court for the Southern District of New York; filed in December 2008).

The Company intends to defend vigorously against the claims in all of the on-going proceedings described above.

Administrative Proceedings and Other Possible Actions

At various times, the Company has also received inquiries or proposed tax assessments from municipalities and other taxing jurisdictions relating to the Company’s charges and remittance of amounts to cover state and local hotel occupancy and other related taxes.  Among others, the City of Philadelphia, Pennsylvania; the City of Phoenix, Arizona (on behalf of itself and 12 other Arizona cities); the City of Paradise Valley, Arizona; and the City of Denver, Colorado; and state tax officials from Florida, Hawaii, Indiana, Louisiana, New Mexico, Pennsylvania, Texas, West Virginia, Wisconsin, and Wyoming have begun formal or informal administrative procedures or stated that they may assert claims against the Company relating to allegedly unpaid state or local hotel occupancy or related taxes.  Since late 2008, the Company has received audit notices from more than forty cities in the state of California.  The Company is engaged in audit proceedings in each of those cities.  The Company has also been contacted for audit by five counties in the state of Utah and by the City of St. Louis, Missouri.

Litigation Related to Securities Matters

On March 16, March 26, April 27, and June 5, 2001, respectively, four putative class action complaints were filed in the U.S. District Court for the Southern District of New York naming priceline.com, Inc., Richard S. Braddock, Jay Walker, Paul Francis, Morgan Stanley Dean Witter & Co., Merrill Lynch, Pierce, Fenner & Smith, Inc., BancBoston Robertson Stephens, Inc. and Salomon Smith Barney, Inc. as defendants (01 Civ. 2261, 01 Civ. 2576, 01 Civ. 3590 and 01 Civ. 4956).  Shives et al. v. Bank of America Securities LLC et al., 01 Civ. 4956, also names other defendants and states claims unrelated to us.  The complaints allege, among other things, that the Company and the individual defendants violated the federal securities laws by issuing and selling priceline.com common stock in the Company’s March 1999 initial public offering without disclosing to investors that some of the underwriters in the offering, including the lead underwriters, had allegedly solicited and received excessive and undisclosed commissions from certain investors.  After extensive negotiations, the parties reached a comprehensive settlement on or about March 30, 2009.  On April 2, 2009, plaintiffs filed a Notice of Motion for Preliminary Approval of Settlement.  On June 9, 2009, the court granted the motion and scheduled the hearing for final approval for September 10, 2009.  The settlement, previously approved by a special committee of the Company’s Board of Directors, compromised the claims against the Company for approximately $0.3 million. The court issued an order granting final approval of the settlement on October 5, 2009.  Notices of appeal of the Court’s order have been filed with the Second Circuit.  All but one of the appeals has been resolved.  The remaining appeal is still pending.

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

Contingent Purchase Price

In connection with the Company’s purchase of Agoda in 2007, contingent consideration was payable in 2011 if Agoda achieved specific “gross bookings” and earnings targets for the three year period of January 1, 2008 through December 31, 2010.  Based upon actual results for the three year period ended December 31, 2010, the Company paid $62.6 million in March 2011 and this amount is reflected as an investing cash outflow.

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

Overview

We are a leading online travel company that offers our customers hotel room reservations at over 170,000 hotels worldwide through the Booking.com, priceline.com and Agoda brands.  We offer international car rental reservation services through TravelJigsaw, which we acquired in May 2010.  In the United States, we also offer our customers car rental reservations, airline tickets, vacation packages, cruises and destination services.

We launched our business in the United States in 1998 under the priceline.com brand and have since expanded our operations to include the Booking.com, Agoda and TravelJigsaw companies.  Our principal goal is to continue to grow our position as the leading worldwide online hotel reservation service, measured by room nights booked.  Our business is driven primarily by international results.  During the year ended December 31, 2010, our international business (the significant majority of which is generated by Booking.com) represented approximately 69% of our gross bookings (an operating and statistical metric referring to the total dollar value, generally inclusive of all taxes and fees, of all travel services purchased by our customers), and approximately 82% of our consolidated operating income.  Given that the business of our international operations is primarily comprised of hotel reservation services, commissions earned in connection with the reservation of hotel room nights represents a substantial majority of our gross profit.

Our priceline.com brand in the U.S. offers merchant Name Your Own Price® travel services (sometimes referred to as “opaque” travel services), which are recorded in revenue on a “gross” basis and have associated cost of revenue.  Retail, or price-disclosed, travel services offered by both our U.S. and international brands are recorded in revenue on a “net” basis and have no associated cost of revenue.   Therefore, revenue increases and decreases are impacted by changes in the mix of our revenues between Name Your Own Price® and retail travel services.  Gross profit reflects the net margin earned for both our Name Your Own Price® and retail travel services. Consequently, gross profit has become an increasingly important measure of evaluating growth in our business.  At present, we derive substantially all of our gross profit from the following sources:

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

Over the last several years we have experienced strong growth in the number of hotel room night reservations booked through our hotel reservation services.  We believe this growth is the result of, among other things, the broader shift of travel purchases from offline to online, the high growth of travel overall in emerging markets such as Asia-Pacific and South America and the continued innovation and execution by our teams around the world to build hotel supply, content and distribution and to improve the customer experience on our websites.  We experienced particularly strong growth in the first quarter of 2011, which reflected strong performance in our core markets and the contribution of Asia-Pacific and South America, which experience peak seasonal travel in the first and fourth quarters of the year, which is a seasonal low point for our other more mature markets.  We expect our year-over-year room night reservation growth rate for the second quarter of 2011 to decelerate as compared to the first quarter 2011 year-over-year growth rate.  Given the sheer size of our hotel reservation business, we believe it is highly likely that our year-over-year growth rates will generally decelerate on a quarterly sequential basis.  Economic conditions in general, and hotel occupancy rates (a common metric that measures hotel customer usage) and average daily rates (“ADR’s”) in particular, generally improved throughout 2010 which will result in progressively more challenging year over year quarterly comparisons as we proceed through 2011.

In addition, many governments around the world, including the U.S. government, are operating at very large financial deficits.  Disruptions in the economies of such countries could cause, contribute to or be indicative of, deteriorating macro-economic conditions. Furthermore, governmental austerity measures aimed at reducing deficits could impair the economic recovery and adversely affect travel demand.  Finally, higher oil prices are contributing to higher airline ticket prices and are likely to adversely impact consumer discretionary funds available to be spent on travel.

Large, established Internet search engines with substantial resources and expertise in developing online commerce and facilitating Internet traffic are creating — and intend to further create — inroads into online travel, both in the U.S. and internationally.  For example, the U.S. Department of Justice recently approved Google’s acquisition of ITA Software, Inc., a major flight information software company, which will allow Google to pursue the creation of new flight search tools which will enable users to find fares, schedules and availability directly on Google.  Google has also invested in HomeAway, a vacation home rental service.  In addition, Google has launched a travel “meta-search” site to show searchers specific hotels and rates in addition to text advertisements, and Microsoft has launched Bing Travel, a “meta-search” site, which searches for airfare and hotel reservations online and predicts the best time to purchase them.  “Meta-search” sites leverage their search technology to aggregate travel search results for the searcher’s specific itinerary across supplier, travel agent and other websites and, in many instances, compete directly with us for customers.  Some meta-search sites, such as Kayak.com, which recently began offering its users the ability to purchase tickets directly on its website, may evolve into more traditional online travel sites with ticket-booking capability.  These initiatives, among others, illustrate Google’s and Bing’s clear intention to more directly appeal to travel consumers by showing consumers more detailed travel search results, including specific information for travelers’ own itineraries, which could lead to suppliers or others gaining a larger share of Google’s or Bing’s traffic or may ultimately lead to search engines maintaining transactions within their own websites.  If Google, as the single largest search engine in the world, or Bing, or other leading search engines refer significant traffic to these or other travel services that they develop in the future, it could result in, among other things, more competition from supplier websites and higher customer acquisition costs for third-party sites such as ours and could have a material adverse effect on our business, results of operations and financial condition.

International Trends.  The size of the travel market outside of the United States is substantially greater than that within the United States.  Historically, Internet adoption rates and e-commerce adoption rates of international consumers have trailed those of the United States.  However, international consumers are rapidly moving to online means for purchasing travel.  Accordingly, recent international online travel growth rates have substantially exceeded, and are expected to continue to exceed, the growth rates within the United States.  In addition, the base of hotel suppliers in Europe and Asia is particularly fragmented compared to that in the United States, where the hotel market is dominated by large hotel chains.  We believe online reservation systems like ours may be more appealing to small chains and independent hotels more commonly found outside of the United States.  Our growth has primarily been generated by our international hotel reservation service brands, Booking.com and Agoda.  Booking.com, our most significant brand, currently includes over 135,000 hotels as compared to about 86,000 hotels last year.  These hotels have been added in Booking.com’s core European market and geographic locations we have entered more recently, including North America, Asia-Pacific and South America.  An increasing amount of our business from a destination and point-of-sale perspective is conducted in these newer markets which are growing faster than our overall growth rate.  We believe these trends and factors have enabled us to become the top online hotel reservation service provider in the world as measured by room nights booked.

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

Another impact of the growing importance of Booking.com, Agoda and TravelJigsaw is our increased exposure to foreign currency exchange risk.  Because we are conducting a significant and growing portion of our business outside the United States and are reporting our results in U.S. Dollars, we face exposure to adverse movements in currency exchange rates as the financial results of our international operations are translated from local currency (principally the Euro and the British Pound Sterling) into U.S. Dollars upon consolidation.  Our international operations contributed approximately $389.1 million to our revenues for the three months ended March 31, 2011, which compares to $215.8 million for the three months ended March 31, 2010 (year-over-year growth of approximately 80%).  Revenue attributable to our international operations increased on a local currency basis by approximately 79% in the three months ended March 31, 2011, compared to the same period in 2010.

Over the past several years, there has been significant volatility in the exchange rate between the Euro and the U.S. dollar.  Over the past year, Greece, Ireland, Portugal and certain other European Union countries with high levels of sovereign debt had difficulty refinancing that debt and central bank intervention was required, causing significant devaluation of the Euro relative to other currencies, including the U.S. Dollar, and concerns that sovereign defaults could lead to devaluation or abandonment of the common currency.  Sovereign debt issues could lead to significant, and potentially longer-term, devaluation of the Euro against the U.S. Dollar.  More recently, the European Central Bank raised its key lending rate for the first time in three years, contributing to a strengthening of the Euro relative to the U.S. Dollar.  A strengthening of the Euro benefits our Euro-denominated net assets, gross bookings, revenues, operating expenses, and net income as expressed in U.S. Dollars, while a weakening of the Euro would adversely impact our Euro-denominated net assets, gross bookings, revenues, operating expenses, and net income as expressed in U.S. Dollars.

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

Domestic Trends.  Competition in domestic online travel remains intense and traditional online travel companies are creating new promotions and consumer value features in an effort to gain competitive advantage.  In particular, the competition to provide “opaque” hotel services to consumers, an area in which priceline.com has been a leader, has become more intense.  For example, in the fourth quarter of 2010, Expedia began making opaque hotel room reservations available on its principal website under the name “Expedia Unpublished Rates” and has been supporting the initiative with a national television advertising campaign.  In addition, in 2009, Travelocity launched an opaque price-disclosed hotel booking service that allows customers to book rooms at a discount.  As with our Name Your Own Price® hotel booking service, for these services, the name of the hotel is not disclosed until after purchase.  We believe these new offerings, in particular Expedia Unpublished Rates, have impacted consumer demand for our opaque hotel service.  If Expedia or Travelocity are successful in growing their opaque hotel service, we may have less consumer demand for our opaque hotel service over time and we are likely to face more competition for access to the limited supply of discounted hotel room rates.  As a result, our share of the discount hotel market in the U.S. could decrease.

We believe that for a number of reasons, including the recent significant year-over-year increase in retail airfares, consumers are engaging in more shopping behavior before making a travel purchase than they engaged in previously.  Increased shopping behavior reduces our advertising efficiency and effectiveness as traffic obtained through online advertising becomes less likely to result in a purchase on our web site.

Some travel suppliers are encouraging third-party travel intermediaries, such as us, to develop technology to bypass the traditional GDSs, such as enabling direct connections to the travel suppliers or using alternative global distribution methods.  For example, during 2010, we began implementation of direct connection capability with American Airlines.  In December 2010, American terminated its participation in the Orbitz service and withdrew its fares from the Orbitz website, and, in a dispute with American Airlines, Expedia removed American content from its site as its contract with American was set to expire on December 31, 2010.  In April 2011, Expedia and American announced that American would make content available through Expedia and Expedia would establish direct connection capability with American.  This is consistent with an effort on the part of American Airlines, and the airline industry in general, to reduce distribution costs and could be indicative of the airlines in general becoming more aggressive in requiring online travel agents to implement direct connections.  Development and implementation of the technology to enable additional direct connections to travel suppliers could cause us to incur additional operating expenses, increase the frequency/duration of system problems and delay other projects.  In addition, any additional migration toward direct connections would reduce the compensation we receive from GDSs.

Many current agreements between major U.S. airlines and major GDSs are due to expire during or at the end of 2011.  It is unclear whether and to what extent any new agreement (or extension or renewal of any existing agreement) between any major U.S. airline and any major GDS will enable GDS subscribers, such as us, equal access to the fares, inventory and content provided by such carrier through the GDS.  Furthermore, it is possible that a dispute between an airline and a GDS could lead to an airline removing its fares from the GDS.  Despite the fact that such a dispute may not involve us, our business could be adversely affected if we are denied access to airfares in a major GDS.

While demand for online travel services in the U.S. continues to experience annualized growth, we believe that the domestic market share of third-party distributors, like priceline.com, has declined over the last several years and that the growth of the domestic online market for travel services has slowed.  We believe the decline in market share is attributable, in part, to (1) a concerted initiative by travel suppliers to direct customers to their own websites in an effort to reduce distribution expenses and establish more direct control over their pricing, and (2) a price advantage that suppliers may have as they generally do not charge a processing fee.

Domestic airlines have reduced capacity and increased fares since the latter part of 2009.  In addition, the threat of carrier bankruptcies and the emerging prospect of industry consolidation, as evidenced by the mergers of United Air Lines with Continental Airlines; Delta Air Lines with Northwest Airlines; and AirTran with Southwest Airlines, could lead to additional decreases in capacity and further reduce the amount of airline tickets available to us.  Significant increases in average airfares in 2010 and thus far in 2011 may adversely impact travel demand.  Reduced airline capacity and demand negatively impact our priceline.com air business, which in turn has negative repercussions on our priceline.com hotel and rental car businesses.  Recent decreases in rental car fleets have led to decreases in rental car availability, which has negatively impacted our Name Your Own Price® rental car service.  In addition, Avis is currently in discussions to acquire the Dollar-Thrifty Automotive Group.  The merger or acquisition of the Dollar-Thrifty Automotive Group by Avis or another rental car company could result in a decrease of rental car reservations available to our rental car service.   As a result of these challenges, we experienced a decline in Name Your Own Price® airline tickets and rental car days during the year ended December 31, 2010 compared to 2009.  Overall, we were able to obtain improved access to discounted airline tickets during the three months ended March 31, 2011, but still encountered challenges in rental car availability.  The crisis in Japan resulting from the recent earthquake and tsunami is expected to result in reduced vehicle production leading to further strain on rental car companies’ fleets and increased retail rental car rates.   Nevertheless, we continue to

believe that the market for domestic online travel services is an attractive market with continued opportunity for growth.

We believe that our success will depend in large part on our ability to maintain profitability, primarily from our hotel business, to continue to promote the Booking.com, Agoda and TravelJigsaw brands internationally and the priceline.com brand in the United States, and, over time, to offer other travel services and further expand into other international markets. Factors beyond our control, such as worldwide recession, higher oil prices, terrorist attacks, unusual weather patterns, natural disasters such as earthquakes, hurricanes, tsunamis, volcanic eruptions (such as the April 2010 eruption of a volcano in Iceland), travel related health concerns including pandemics and epidemics such as Influenza H1N1, avian bird flu and SARS, political instability, regional hostilities, imposition of taxes or surcharges by regulatory authorities, travel related accidents or the withdrawal from our system of a major hotel supplier or airline, could adversely affect our business and results of operations and impair our ability to effectively implement all or some of the initiatives described above.

For example, in early 2011, Japan was struck by a major earthquake, tsunami and nuclear emergency.  Japan is an important source of travel demand for Agoda, and these crises have had an adverse impact on travel demand originating in Japan.  In addition, in early 2010, civil unrest in Thailand, a key market for our Agoda business and the Asian business of Booking.com, negatively impacted booking volumes in this market at the time.  Clashes involving Thai security forces, anti-government demonstrators and groups supporting the government resulted in violence in various locations in Bangkok, causing the temporary relocation of Agoda’s Thailand-based operations.  Thai government elections currently anticipated in June 2011 could lead to additional civil unrest.  Thailand has experienced disruptive civil unrest in prior years as well and continued or future civil or political unrest could further disrupt Agoda’s Thailand-based business and operations.

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

Seasonality.  A meaningful amount of retail gross bookings are generated early in the year, as customers plan and reserve their spring and summer vacations in the Northern Hemisphere.  However, we will not recognize associated revenue until future quarters when the travel occurs.  From a cost perspective, we expense the substantial majority of our advertising activities as they are incurred, which is typically in the quarter in which bookings are generated.  As a result, we experience our highest levels of profitability in the second and third quarters of the year, which is when we experience the highest levels of booking and travel consumption for the year for our North American and European businesses.  However, we experience the highest levels of booking and travel consumption for our Asia-Pacific and South American businesses in the first and fourth quarters.  Therefore, if these businesses continue to grow faster than our North American and European businesses, our operating results for the first and fourth quarters of the year may become more significant over time as a percentage of full year operating results.

Results of Operations

Three Months Ended March 31, 2011 compared to the Three Months Ended March 31, 2010

Operating Metrics

Our financial results are driven by certain operating metrics that encompass the booking activity generated by our travel services.  Specifically, reservations of hotel room nights, rental car days and airline tickets capture the volume of units purchased by our customers.  Gross bookings is an operating and statistical metric that captures the total dollar value, generally inclusive of taxes and fees, of all travel services booked by our customers, net of cancellations, and is widely used in the travel business.  International gross bookings reflect gross bookings generated principally by websites owned by, operated by, or dedicated to providing gross bookings through our international brands and operations, and domestic gross bookings reflect gross bookings generated principally by websites owned by, operated by, or dedicated to providing gross bookings through our domestic brands and operations, in each case without regard to the location of the travel or the customer purchasing the travel.

Gross bookings resulting from hotel room nights, rental car days and airline tickets reserved through our domestic and international operations for the three months ended March 31, 2011 and 2010 were as follows (numbers may not total due to rounding):

	Three Months Ended March 31,
	2011	2010	Change

Domestic	$1,129 million	$989 million	14.1%
International	3,536 million	1,975 million	79.0%
Total	$4,665 million	$2,965 million	57.3%

Gross bookings increased by 57.3% for the three months ended March 31, 2011, compared to the same period in 2010, principally due to 55.8% growth in hotel room night reservations.  The 79.0% increase in international gross bookings was principally attributable to growth in international hotel room night reservations for our Booking.com and Agoda businesses (growth on a local currency basis was approximately 78%).  International gross bookings include $96 million from TravelJigsaw, which was acquired in May 2010.  Domestic gross bookings increased by 14.1% for the three months ended March 31, 2011, compared to the same period in 2010, primarily due to growth in price-disclosed hotel room night reservations, airline tickets booked, which was compounded by an increase in average fares, and Name Your Own Price® hotel room night reservations.

Gross bookings resulting from hotel room nights, rental car days and airline tickets sold through our agency and merchant models for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,
	2011	2010	Change

Agency	$3,781 million	$2,374 million	59.3%
Merchant	884 million	591 million	49.5%
Total	$4,665 million	$2,965 million	57.3%

Agency gross bookings increased 59.3% for the three months ended March 31, 2011, compared to the same period in 2010, primarily due to growth in hotel room night reservations for Booking.com. Our U.S. business also contributed growth in reservations of price-disclosed hotel room nights, airline tickets and rental car days.  Our U.S. agency hotel room reservations benefited from the integration of U.S. hotels from the Booking.com extranet into the priceline.com website.  Merchant gross bookings increased 49.5% for the three months ended March 31, 2011, compared to the same period in 2010, due to an increase in the sale of Agoda and priceline.com-branded price-disclosed and Name Your Own Price® hotel room night reservations, Name Your Own Price® airline tickets and the inclusion of TravelJigsaw since its acquisition in May 2010.

Three Months Ended	Hotel Room Nights	Rental Car Days	Airline Tickets

March 31, 2011	31.2 million	4.9 million	1.6 million

March 31, 2010	20.0 million	3.0 million	1.5 million

Hotel room night reservations increased by 55.8% for the three months ended March 31, 2011, compared to the same period in 2010, due primarily to an increase in Booking.com, Agoda and priceline.com price-disclosed and Name Your Own Price® room night reservations.

Rental car day reservations increased by 64.7% for the three months ended March 31, 2011, compared to the same period in 2010, due primarily to the inclusion of rental car day reservations for TravelJigsaw, which we acquired in May 2010, as well as an increase in priceline.com price-disclosed rental car days in the U.S.  Rental car day reservations for our Name Your Own Price® service in the U.S. slightly decreased due to limited availability of discounted rental car supply resulting from tight fleet levels maintained by our rental car suppliers.

Airline ticket reservations increased by 2.1% for the three months ended March 31, 2011, compared to the same period in 2010, due to an increase in the sale of Name Your Own Price® airline ticket reservations, partially offset by a slight decline in price-disclosed airline ticket reservations, which benefited from the absence of American Airlines on the Expedia and Orbitz websites during the quarter.

Revenues

•                  Merchant revenues are derived from transactions where we are the merchant of record and therefore charge the customer’s credit card for the travel services provided.  Merchant revenues include (1) transaction revenues representing the selling price of Name Your Own Price® hotel room reservations, rental cars and airline tickets and price-disclosed vacation packages; (2) transaction revenues representing the amount charged to a customer, less the amount charged by suppliers in connection with (a) the hotel room reservations provided through our merchant price-disclosed hotel service in the U.S. and at Agoda, and (b) the rental car reservations provided through our merchant semi-opaque rental car service at TravelJigsaw (which allows customers to see the price, car type and location of the reservation prior to purchase, but not the identity of the supplier); (3) customer processing fees charged in connection with the sale of Name Your Own Price® hotel room reservations, airline tickets and rental cars and merchant price-disclosed hotel reservations; and (4) ancillary fees, including GDS reservation booking fees related to certain of the services listed above.

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

•                  Other revenues are derived primarily from advertising on our websites.

	Three Months Ended March 31,
	($000)
	2011	2010	Change

Merchant Revenues	$454,804	$368,265	23.5%
Agency Revenues	351,422	213,242	64.8%
Other Revenues	3,094	2,887	7.2%
Total Revenues	$809,320	$584,394	38.5%

Merchant Revenues

Merchant revenues for the three months ended March 31, 2011 increased 23.5% compared to the same period in 2010, primarily due to increases in Agoda price-disclosed hotel room night reservations and Name Your Own Price® hotel room night reservations and airline tickets, the inclusion of Travel Jigsaw since its acquisition in May 2010 and an increase in priceline.com price-disclosed hotel room night reservations.

Agency Revenues

Agency revenues for the three months ended March 31, 2011 increased 64.8% compared to the same period in 2010, primarily as a result of growth in our Booking.com business.  Our U.S. agency hotel room reservations benefited from the integration of U.S. hotels from the Booking.com extranet into the priceline.com website.

Other Revenues

Other revenues during the three months ended March 31, 2011 consisted primarily of advertising.  Other revenues for the three months ended March 31, 2011 increased 7.2% compared to the same period in 2010 due to increased traffic on our web sites.

Cost of Revenues and Gross Profit

	Three Months Ended March 31,
	($000)
	2011	2010	Change

Cost of Revenues	$303,512	$265,278	14.4%
% of Merchant Revenues	66.7%	72.0%

Cost of Revenues

For the three months ended March 31, 2011, cost of revenues consisted primarily of charges from the suppliers for: (1) the cost of Name Your Own Price® hotel room night reservations, net of applicable taxes, (2) the cost of Name Your Own Price® rental cars, net of applicable taxes; and (3) the cost of Name Your Own Price® airline tickets, net of the federal air transportation tax, segment fees and passenger facility charges imposed in connection with the sale of airline tickets.  Cost of revenues for the three months ended March 31, 2011 increased by 14.4% compared to the same period in 2010, due primarily to the increase in Name Your Own Price® revenues discussed above.  Merchant price-disclosed hotel and rental car revenues are recorded in merchant revenues net of the amounts paid to suppliers and therefore, there is no associated cost of revenues for merchant price-disclosed revenues.  Cost of revenues as a percentage of their associated merchant revenues decreased primarily due to the increase in merchant price-disclosed revenues and the addition of TravelJigsaw merchant revenue, all of which are recorded on a “net” basis.

Agency revenues are recorded at their net amount, which are amounts received less amounts paid to suppliers, if any, and therefore, there are no costs of agency revenues.

Gross Profit

	Three Months Ended March 31,
	($000)
	2011	2010	Change

Gross Profit	$505,808	$319,116	58.5%
Gross Margin	62.5%	54.6%

Total gross profit for the three months ended March 31, 2011 increased by 58.5% compared to the same period in 2010, primarily as a result of increased revenue discussed above.  Total gross margin (gross profit expressed as a percentage of total revenue) increased during the three months ended March 31, 2011, compared to the same period in 2010, because Name Your Own Price® revenues, which are recorded “gross” with a corresponding cost of revenue, represented a smaller percentage of total revenues compared to retail, price-disclosed revenues which are primarily recorded “net” with no corresponding cost of revenues.  Because Name Your Own Price® transactions are reported “gross” and retail transactions are primarily recorded on a “net” basis, we believe that gross profit has become an increasingly important measure of evaluating growth in our business.  Our international operations accounted for approximately $388.2 million of our gross profit for the three months ended March 31, 2011, which compares to approximately $214.9 million for the same period in 2010.  Gross profit attributable to our international operations increased, on a local currency basis, by approximately 79% in the three months ended March 31, 2011, compared to the same period in 2010.

Operating Expenses

Advertising

	Three Months Ended March 31,
	($000)
	2011	2010	Change
Offline Advertising	$11,614	$11,788	(1.5)%
% of Total Gross Profit	2.3%	3.7%
Online Advertising	$185,108	$113,109	63.7%
% of Total Gross Profit	36.6%	35.4%

Offline advertising expenses consist primarily of: (1) the expenses associated with domestic television, print and radio advertising; and (2) the cost for creative talent, production costs and agency fees for television, print and radio advertising.  For the three months ended March 31, 2011, offline advertising expenses decreased modestly compared to the same period in 2010 due to lower creative talent costs and decreased print advertising, partially offset by higher TV advertising.  Online advertising expenses primarily consist of the costs of (1) search engine keyword purchases; (2) affiliate programs; (3) banner and pop-up advertisements; and (4) e-mail campaigns.  For the three months ended March 31, 2011, online advertising expenses increased over the same period in 2010, primarily to support increased hotel room night reservations for Booking.com, Agoda and priceline.com, as well as the inclusion of online advertising for TravelJigsaw since its acquisition in May 2010.  Online advertising as a percentage of gross profit increased for the three months ended March 31, 2011 compared to the same period in 2010.  The increase is driven primarily by brand mix rather than a change in the fundamental efficiency of our online advertising by brand.  Our international businesses are growing faster than our priceline.com business in the U.S., and spend a higher percentage of gross profit on online advertising.  In addition, online advertising as a percentage of gross profit is typically at a seasonal high point in the first quarter, as customers make reservations in the first quarter for spring and summer travel. We recognize the advertising expense at the time of booking, but recognize the gross profit for price-disclosed reservations when the travel is completed.

Sales and Marketing

	Three Months Ended March 31,
	($000)
	2011	2010	Change
Sales and Marketing	$34,778	$24,113	44.2%
% of Total Gross Profit	6.9%	7.6%

Sales and marketing expenses consist primarily of (1) credit card processing fees associated with merchant transactions; (2) fees paid to third-parties that provide call center, website content translations and other services; (3) provisions for credit card chargebacks; and (4) provisions for bad debt, primarily related to agency hotel commission receivables.  For the three months ended March 31, 2011, sales and marketing expenses, which are substantially variable in nature, increased over the same period in 2010, primarily due to increased gross booking volumes.  Costs associated with merchant bookings for our U.S. business is the largest component of sales and marketing expense, and therefore, growth in sales and marketing expense will more closely correlate with growth in our domestic merchant gross profit than with our total gross profit.  Our domestic merchant gross profit grew more slowly than our total gross profit, which benefited from the high growth in our international agency business, and as a result, sales and marketing expense as a percentage of gross profit declined year-over-year.

Personnel

	Three Months Ended March 31,
	($000)
	2011	2010	Change
Personnel	$75,221	$49,777	51.1%
% of Total Gross Profit	14.9%	15.6%

Personnel expenses consist of compensation to our personnel, including salaries, bonuses, payroll taxes, employee health benefits and stock-based compensation.  For the three months ended March 31, 2011, personnel expenses increased over the same period in 2010, due primarily to increased headcount to support the growth of our business and the inclusion of TravelJigsaw since its acquisition in May 2010.  Stock-based compensation expense was approximately $14.0 million for the three months ended March 31, 2011, and $11.9 million for the three months ended March 31, 2010.

General and Administrative

	Three Months Ended March 31,
	($000)
	2011	2010	Change
General and Administrative	$25,879	$18,033	43.5%
% of Total Gross Profit	5.1%	5.7%

General and administrative expenses consist primarily of: (1) fees for outside professionals, including litigation expenses; (2) occupancy expenses; and (3) personnel related expenses such as recruiting, training and travel expenses. General and administrative expenses increased during the three months ended March 31, 2011, over the same period in 2010, due to higher occupancy and personnel related expenses to support growth in our international operations and the inclusion of TravelJigsaw since its acquisition in May 2010.

Information Technology

	Three Months Ended March 31,
	($000)
	2011	2010	Change
Information Technology	$6,670	$4,608	44.7%
% of Total Gross Profit	1.3%	1.4%

Information technology expenses consist primarily of: (1) system maintenance and software license fees; (2) outsourced data center costs relating to our domestic and international data centers; (3) data communications and other expenses associated with operating our Internet sites; and (4) payments to outside consultants.  For the three months ended March 31, 2011, information technology expenses was increased over the same period in 2010, primarily due to growth in our worldwide operations.

Depreciation and Amortization

	Three Months Ended March 31,
	($000)
	2011	2010	Change
Depreciation and Amortization	$12,479	$9,779	27.6%
% of Total Gross Profit	2.5%	3.1%

Depreciation and amortization expenses consist of:  (1) amortization of intangible assets with determinable lives; (2) amortization of internally developed and purchased software, (3) depreciation of computer equipment; and (4) depreciation of leasehold improvements, office equipment and furniture and fixtures.  For the three months ended March 31, 2011, depreciation and amortization expense increased from the same period in 2010, primarily due to acquisition-related amortization in connection with our acquisition of TravelJigsaw in May 2010.

Other Income (Expense)

	Three Months Ended March 31,
	($000)
	2011	2010	Change
Interest Income	$1,421	$855	66.2%
Interest Expense	(7,715)	(4,806)	60.5%
Foreign Currency Transactions and Other	(7,073)	(3,130)	126.0%
Total Other Income (Expense)	$(13,367)	$(7,081)	88.8%

For the three months ended March 31, 2011, interest income on cash and marketable securities increased over the same period in 2010, principally due to an increase in the average balance invested.  Interest expense increased for the three months ended March 31, 2011, as compared to the same period in 2010, primarily due to an increase in the average debt outstanding.  “Foreign currency transactions and other” includes foreign exchange loss of $1.7 million and gain of $2.6 million for the three months ended March 31, 2011 and 2010, respectively, related to foreign exchange derivative contracts.  Foreign exchange transaction losses, including fees on foreign exchange transactions, of $5.4 million were recorded for the three months ended March 31, 2011, compared to $0.5 million of losses for the three months ended March 31, 2010.  The early conversion of convertible debt resulted in a loss of $5.3 million for the three months ended March 31, 2010.

Income Taxes

	Three Months Ended March 31,
	($000)
	2011	2010	Change
Income Tax Expense	$36,679	$26,953	36.1%

Our effective tax rate for the three months ended March 31, 2011 and 2010 was 26.1% and 33.3%, respectively.  Our effective tax rate for the three months ended March 31, 2011 differs from the expected tax provision at the U.S. statutory tax rate of 35%, principally due to lower foreign tax rates.  The effective tax rate for the three months ended March 31, 2011 is lower compared to the same period in 2010 due primarily to a higher percentage of foreign income which is taxed at lower rates.

Due to our domestic net operating loss carryforwards, we do not expect to make payments on our U.S. income, except for U.S. federal alternative minimum tax and state income taxes.  However, we expect to pay foreign taxes on our foreign income.  We expect that our international operations will grow their pretax income at higher rates than the U.S. over the long term and, therefore, it is our expectation that our cash tax payments will increase as our international business generates an increasing share of our pretax income.

Effective January 1, 2010, the Netherlands modified its corporate income tax law related to income generated from qualifying “innovative” activities (the “Innovation Box Tax”).   Earnings that qualify for the Innovation Box Tax will effectively be taxed at the rate of 5% rather than the Dutch statutory rate of 25.0% (25.5% in 2010).  Booking.com obtained a ruling from the Dutch tax authorities in February 2011 confirming that a portion of its earnings (“qualifying earnings”) is eligible for Innovation Box Tax treatment.   The ruling from the Dutch tax authorities is valid from January 1, 2010 through December 31, 2013 (the “Initial Period”).  In this ruling, the Dutch tax authorities require that the Innovation Box Tax benefit be phased in over a multi-year period.  The Innovation Box Tax did not have a material impact on our 2010 results.  In 2011, we expect the impact of the Innovation Box Tax to reduce our consolidated income tax rate by approximately one to two percentage points.  The amount of qualifying earnings expressed as a percentage of the total pretax earnings in the Netherlands will vary depending upon the level of total pretax earnings that is achieved in any given year.

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

Redeemable Noncontrolling Interests

	Three Months Ended March 31,
	($000)
	2011	2010	Change
Redeemable Noncontrolling Interests	$(777)	n/a	n/a

Noncontrolling interests for the three months ended March 31, 2011, represents the proportionate share of the net income of TravelJigsaw Holdings Limited applicable to the noncontrolling interests (refer to Note 11 of the Unaudited Consolidated Financial Statements).

Liquidity and Capital Resources

As of March 31, 2011, we had $1.7 billion in cash, cash equivalents and short-term investments.  Approximately $0.9 billion of our cash and cash equivalents and short-term investments are held by our international subsidiaries and are denominated primarily in Euros and, to a lesser extent, in British Pound Sterling. We currently intend to permanently reinvest this cash in our international operations.  We could not repatriate this cash without incurring additional tax liability in the U.S.  Cash equivalents and short-term investments are primarily comprised of highly liquid, investment-grade debt securities.

As of March 31, 2011, we have a remaining authorization from our Board of Directors to repurchase $459.2 million of our common stock.  We may from time to time make additional repurchases of our common stock, depending on prevailing market conditions, alternate uses of capital and other factors.

Our merchant transactions are structured such that we collect cash up front from our customers and then we pay most of our suppliers at a subsequent date.  We therefore tend to experience significant swings in deferred merchant bookings and supplier payables depending on the absolute level of our merchant transactions during the last few weeks of every quarter.  This can cause volatility in working capital levels and impact cash balances more or less than our operating income would indicate.

Net cash provided by operating activities for the three months ended March 31, 2011, was $276.2 million, resulting from net income of $104.0 million, net favorable changes in working capital of $128.8 million, and a net favorable impact of $43.4 million for non-cash items not affecting cash flows.  Non-cash items include deferred income taxes, stock-based compensation expense, depreciation and amortization, primarily from acquisition-related intangible assets, and amortization of debt discount.  Accounts payable, accrued expenses and other current liabilities increased $177.8 million, principally due to an accrual of approximately $124 million for withholding taxes paid in April 2011 for stock-based awards that vested during the three months ended March 31, 2011 combined with favorable impacts related to increases in business volume, partially offset by a reduction in compensation payable as a result of 2010 bonuses being paid in the first quarter of 2011.  Accounts receivable increased $56.5 million for the three months ended March 31, 2011, primarily related to increases in business volume.

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

Net cash provided by investing activities was $55.1 million for the three months ended March 31, 2011.  Investing activities were affected by a $145.6 million net sale of marketable securities, partially offset by payments of $66.2 million for acquisitions, principally related to contingent consideration associated with the 2007 acquisition of Agoda, and $16.0 million paid to settle derivative contracts.  Net cash used in investing activities was $311.5 million for the three months ended March 31, 2010.  Investing activities were affected by a $313.8 million net purchase of marketable securities and a payment of $2.5 million for additional contingent consideration associated with an online advertising company acquired in 2007, partially offset by $9.7 million received to settle derivative contracts.  Cash invested in purchases of property and equipment was $8.3 million and $4.8 million for the three months ended March 31, 2011 and 2010, respectively.

Net cash used in financing activities was approximately $147.2 million for the three months ended March 31, 2011.  The cash used in financing activities during the three months ended March 31, 2011 was primarily related to $157.3 million of treasury stock purchases, partially offset by $9.5 million of excess tax benefits from stock-based compensation and $0.6 million of proceeds from the exercise of employee stock options.  Net cash provided by financing activities was approximately $359.0 million for the three months ended March 31, 2010.  The cash provided by financing activities during the three months ended March 31, 2010 was primarily related to proceeds from the issuance of convertible senior notes with an aggregate principal amount of $575.0 million, $12.6 million of proceeds from the exercise of employee stock options and $1.7 million of excess tax benefits from stock-based compensation, partially offset by $98.4 million of principal paid upon the conversion of senior notes, $118.9 million of treasury stock purchases and $12.9 million of debt issuance costs.

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

The revolving credit facility provides for the issuance of up to $50.0 million of letters of credit as well as borrowings on same-day notice, referred to as swingline loans, which are available in U.S. Dollars, Euros, Pound Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility will be used for working capital and general corporate purposes.  As of March 31, 2011 and December 31, 2010, there were no borrowings outstanding under the facility and we had issued approximately $1.6 million of letters of credit under the revolving credit facility at each of those dates.

Since the contingent conversion threshold for the 1.25% Convertible Senior Notes due 2015 was exceeded as of March 31, 2011, these notes are convertible at the option of the holders.  If the holders elect to convert, we will be required to pay the aggregate principal amount in cash and we will deliver cash or shares of common stock, at our option, for the conversion value in excess of the aggregate principal amount.  We would likely fund our conversion obligations with cash and cash equivalents, short-term investments and borrowings under our revolving credit facility.

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

Contingencies

A number of jurisdictions have initiated lawsuits against us related to, among other things, the payment of hotel occupancy and other taxes (i.e., state and local sales tax).  In addition, a number of municipalities have initiated audit proceedings, issued proposed tax assessments or started inquiries relating to the payment of hotel occupancy and other taxes.  To date, the majority of taxing jurisdictions in which we facilitate the making of hotel room reservations have not asserted that taxes are due and payable on our U.S. “merchant” hotel business.  With respect to jurisdictions that have not initiated proceedings to date, it is possible that they will do so in the future or that they will seek to amend their tax statutes and seek to collect taxes from us only on a prospective basis.  See Note 13 to the Unaudited Consolidated Financial Statements for a description of these pending cases and proceedings, and Risk Factors — “Adverse application of state and local tax laws could have an adverse effect on our business and results of operation” in this Quarterly Report.

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

As a result of this litigation and other attempts by jurisdictions to levy similar taxes, we have established a reserve which amounted to approximately $28 million and $26 million as of March 31, 2011 and December 31, 2010, respectively.  The reserve is based on our reasonable estimate, and the ultimate resolution of these issues may be less or greater than the liabilities recorded.  We believe that even if we were to suffer adverse determinations in the near term in more of the pending proceedings than currently anticipated given results to date, because of our available cash, it would not have a material impact on our liquidity.

Off-Balance Sheet Arrangements

As of March 31, 2011, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Our financial prospects are significantly dependent upon our sale of travel services.  Travel, including hotel room reservations, rental car reservations and airline tickets, is dependent on discretionary spending levels. As a result, sales of travel services tend to decline during general economic downturns and recessions.  Accordingly, the recent worldwide recession led to a weakening in the fundamental demand for our services and an increase in the number of customers who cancelled existing travel reservations with us.  In addition, unforeseen events beyond our control, such as worldwide recession, higher oil prices, terrorist attacks, unusual weather patterns, natural disasters such as earthquakes, hurricanes, tsunamis, volcanic eruptions (such as the April 2010 eruption of a volcano in Iceland), travel related health concerns including pandemics and epidemics such as Influenza H1N1, avian bird flu and SARS, political instability, regional hostilities, imposition of taxes or surcharges by regulatory authorities, travel related accidents or the withdrawal from our system of a major hotel supplier or airline, could adversely affect our business and results of operations.

For example, in early 2011, Japan was struck by a major earthquake, tsunami and nuclear emergency.  Japan is an important source of travel demand for Agoda, and these crises have had an adverse impact on travel demand originating in Japan.  If Japanese travel demand does not recover Agoda’s business will be further adversely impacted.  In addition, in early 2010, civil unrest in Thailand, a key market for our Agoda business and the Asian business of Booking.com, negatively impacted booking volumes in this market at the time.  Clashes involving Thai security forces, anti-government demonstrators and groups supporting the government resulted in violence in various locations in Bangkok, causing the temporary relocation of Agoda’s Thailand-based operations.  Thai government elections currently anticipated in June 2011 could lead to additional civil unrest.  Thailand has experienced disruptive civil unrest in prior years as well and continued or future civil or political unrest could further disrupt Agoda’s Thailand-based business and operations.

In addition, work stoppages or labor unrest at any of the major airlines could materially adversely affect the airline industry and, as a consequence, have a material adverse effect on our business, results of operations and financial condition.

We are exposed to fluctuations in currency exchange rates.

As a result of the growth of Booking.com and Agoda, and the acquisition of TravelJigsaw, we are conducting a significant portion of our business outside the United States and are reporting our results in U.S. Dollars.  As a result, we face exposure to adverse movements in currency exchange rates as the financial results of our international operations are translated from local currency (principally the Euro and the British Pound Sterling) into U.S. Dollars upon consolidation.  In addition, with respect to our international merchant bookings, because there is a difference in the timing of when we receive payment from a customer (up front) and when we pay the travel supplier (often after the hotel stay or rental car pickup), we have currency exchange exposure on these transactions.  Our international operations contributed approximately $389.1 million to our revenues for the three months ended March 31, 2011, which compares to $215.8 million for the three months ended March 31, 2010 (year-over-year growth of approximately 80%).  Revenue attributable to our international operations increased on a local currency basis by approximately 79% in the three months ended March 31, 2011, compared to the same period in 2010.  Booking.com, Agoda and TravelJigsaw also face foreign exchange risk as their foreign-denominated revenues, expenses, receivables and payables are translated into their respective functional currencies.

Over the past several years, there has been significant volatility in the exchange rate between the Euro and the U.S. dollar.  Over the past year, Greece, Ireland, Portugal and certain other European Union countries with high levels of sovereign debt had difficulty refinancing that debt and central bank intervention was required, causing significant devaluation of the Euro relative to other currencies, including the U.S. Dollar, and concerns that sovereign defaults could lead to devaluation or abandonment of the common currency.  Sovereign debt issues could lead to significant, and potentially longer-term, devaluation of the Euro against the U.S. Dollar.  More recently, the European Central Bank raised its key lending rate for the first time in three years, contributing to a strengthening of the Euro relative to the U.S. Dollar.  A strengthening of the Euro benefits our Euro-denominated net assets, gross bookings, revenues, operating expenses, and net income as expressed in U.S. Dollars, while a weakening of the Euro would adversely impact our Euro-denominated net assets, gross bookings, revenues, operating expenses, and net income as expressed in U.S. Dollars.

Intense competition could reduce our market share and harm our financial performance.

We compete with both online and traditional sellers of the services we offer. The market for the services we offer is intensely competitive, and current and new competitors can launch new sites at a relatively low cost. We may not be able to effectively compete with industry conglomerates such as Expedia, Google or Microsoft, each of which may have access to significantly greater and more diversified resources than we do.

We currently or potentially compete with a variety of companies with respect to each service we offer. With respect to our travel services, these competitors include, but are not limited to:

•                  Internet travel services such as Expedia, Hotels.com, Hotwire and Venere, which are owned by Expedia; Travelocity, lastminute.com and Zuji, which are owned by the Sabre Group; Orbitz.com, Cheaptickets, ebookers, HotelClub and RatesToGo, which are currently owned by Orbitz Worldwide; laterooms and asiarooms owned by Tui Travel; and Gullivers, octopustravel, Superbreak, hotel.de, Hotel Reservation Service, AutoEurope, Holiday Auto, Car Trawler, Ctrip, MakeMyTrip, Rakuten and Wotif;

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

•                  online travel search sites such as Kayak.com, Trivago.com, Mobissimo.com, FareChase.com and HotelsCombined (each sometimes referred to as “meta-search” sites) and travel research sites that have search functionality, such as TripAdvisor, Travelzoo and Cheapflights.com; and

•                  operators of travel industry reservation databases such as Galileo, Travelport, Amadeus and Sabre.

Competition in domestic online travel remains intense and traditional online travel companies are creating new promotions and consumer value features in an effort to gain competitive advantage.  In particular, the competition to provide “opaque” hotel services, an area in which priceline.com has been a leader, has become more intense.  In “opaque” hotel transactions, a consumer guarantees payment for a hotel reservation prior to knowing the brand of the hotel.  For example, in the fourth quarter of 2010, Expedia began making opaque hotel room reservations available on its principal website under the name “Expedia Unpublished Rates” and has been supporting the initiative with a national television advertising campaign.  In addition, in 2009, Travelocity launched an opaque price-disclosed hotel booking service that allows customers to book rooms at a discount.  As with our Name Your Own Price® hotel booking service, for these services, the name of the hotel is not disclosed until after purchase.  We believe these new offerings, in particular Expedia Unpublished Rates, have impacted consumer demand for our opaque hotel service.  If Expedia or Travelocity are successful in growing their opaque hotel service, we may have less consumer demand for our opaque hotel service over time and we are likely to face more competition for access to the limited supply of discounted hotel room rates.  As a result, our share of the discount hotel market in the U.S. could decrease.

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

Large, established Internet search engines with substantial resources and expertise in developing online commerce and facilitating Internet traffic are creating — and intend to further create — inroads into online travel, both in the U.S. and internationally.  For example, the U.S. Department of Justice recently approved Google’s acquisition of ITA Software, Inc., a major flight information software company, which will allow Google to pursue the creation of new flight search tools which will enable users to find fares, schedules and availability directly on Google.  Google has also invested in HomeAway, a vacation home rental service.  In addition, Google has launched a travel “meta-search” site to show searchers specific hotels and rates in addition to text advertisements, and Microsoft has launched Bing Travel, a “meta-search” site, which searches for airfare and hotel reservations online and predicts the best time to purchase them.  “Meta-search” sites leverage their search technology to aggregate travel search results for the searcher’s specific itinerary across supplier, travel agent and other websites and, in many instances, compete directly with us for customers.  Some meta-search sites, such as Kayak.com, which recently began offering its users the ability to purchase tickets directly on its website, may evolve into more traditional online travel sites with ticket-booking capability.  These initiatives, among others, illustrate Google’s and Bing’s clear intention to more directly appeal to travel consumers by showing consumers more detailed travel search results, including specific information for travelers’ own itineraries, which could lead to suppliers or others gaining a larger share of Google’s or Bing’s traffic or may ultimately lead to search engines maintaining transactions within their own websites.  If Google, as the single largest search engine in the world, or Bing, or other leading search engines refer significant traffic to these or other travel services that they develop in the future, it could result in, among other things, more competition from supplier websites and higher customer acquisition costs for third-party sites such as ours and could have a material adverse effect on our business, results of operations and financial condition.

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

•                  securing vendors and supply; and

•                  website and systems development.

Increased competition could result in reduced operating margins, loss of market share and damage to our brands. There can be no assurance that we will be able to compete successfully against current and future competitors or that competition will not have a material adverse effect on our business, results of operations and financial condition.

We are dependent on certain suppliers.

Our arrangements with the hotel, airline and rental car suppliers that participate in our system — either through our Name Your Own Price® or price-disclosed service — generally do not require them to provide any specific quantity of hotel room reservations, airline tickets or rental cars, or to make room reservations, tickets or cars available for any particular route, in any geographic area or at any particular price.  During the course of our business, we are in continuous dialogue with our major suppliers about the nature and extent of their participation in our system. The significant reduction on the part of any of our major suppliers of their participation in our system for a sustained period of time or their complete withdrawal could have a material adverse effect on our business, results of operations and financial condition.

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

With respect to our airline suppliers, the airline industry has experienced a shift in market share from full-service carriers to low-cost carriers that focus primarily on discount fares to leisure destinations and we expect this trend to continue.  Some low-cost carriers, such as Southwest, have not historically distributed their tickets through us or other third-party intermediaries.  In addition, certain airlines have significantly limited or eliminated sales of airline tickets through opaque channels, preferring to consistently show the lowest available price on their own website.  Since the start of the worldwide recession, domestic airline capacity has been significantly reduced, which reduces the number of airline tickets available to our customers and the amount of discounted airline tickets available for our Name Your Own Price® business.  During 2010 and the first quarter of 2011, airlines significantly increased their average fares over prior periods, which adversely impacts travel demand.  Reduced airline capacity and lower travel demand negatively impact our priceline.com air business, which in turn has negative repercussions on our priceline.com hotel and rental car businesses, and could have a material adverse effect on our business, results of operations and financial condition.  Conversely, decreased airfares can adversely impact our Name Your Own Price® airline tickets sales by reducing the amount of absolute dollar savings as compared to retail airline tickets.

We could be adversely affected by changes in the airline industry, and, in many cases, we will have no control over such changes or their timing.  Recently, there has been significant domestic airline industry consolidation, as evidenced by mergers of United Air Lines with Continental Airlines; Delta Air Lines with Northwest Airlines; and AirTran with Southwest Airlines.  If one of our major airline suppliers merges or consolidates with, or is acquired by, another company that either does not participate in the priceline.com system or that participates on substantially lower levels, the surviving company may elect not to participate in our system or to participate at lower levels than the previous supplier.  For example, in May 2011, Southwest Airlines announced that it completed its acquisition of AirTran.  AirTran has participated in our Name Your Own Price® system on only a limited basis, but Southwest Airlines has never participated.  In fact, Southwest Airlines does not currently distribute airline tickets through any online travel agent or permit its fares to appear in comparative fare displays.  If AirTran fares are taken out of the online marketplace as a result of this acquisition, those fares would no longer be available to us.  Similarly, United Air Lines has historically participated in our Name Your Own Price® system at a high level, while Continental Airlines has historically participated at a much lower level.  We cannot predict the effects that the acquisition of AirTran by Southwest Airlines or the merger of United Air Lines with Continental Airlines will have on our business.

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

Some travel suppliers are encouraging third-party travel intermediaries, such as us, to develop technology to bypass the traditional GDSs, such as enabling direct connections to the travel suppliers or using alternative global distribution methods.  For example, during 2010, we began implementation of direct connection capability with American Airlines.  In December 2010, American terminated its participation in the Orbitz service and withdrew its fares from the Orbitz website, and, in a dispute with American Airlines, Expedia removed American content from its site as its contract with American was set to expire on December 31, 2010.  In April 2011, Expedia and American announced that American would make content available through Expedia and Expedia would establish direct connection capability with American.  This is consistent with an effort on the part of American Airlines, and the airline industry in general, to reduce distribution costs and could be indicative of the airlines in general becoming more aggressive in requiring online travel agents to implement direct connections.  Development and implementation of the technology to enable additional direct connections to travel suppliers could cause us to incur additional operating expenses, increase the frequency/duration of system problems and delay other projects.  In addition, any additional migration toward direct connections would reduce the compensation we receive from GDSs.

Many current agreements between major U.S. airlines and major GDSs are due to expire during or at the end of 2011.  It is unclear whether and to what extent any new agreement (or extension or renewal of any existing agreement) between any major U.S. airline and any major GDS will enable GDS subscribers, such as us, equal access to the fares, inventory and content provided by such carrier through the GDS.  Furthermore, it is possible that a dispute between an airline and a GDS could lead to an airline removing its fares from the GDS.  Despite the fact that such a dispute may not involve us, our business could be adversely affected if we are denied access to airfares in a major GDS.

The loss of any major airline participant in our Name Your Own Price® system would result in reduced opacity for this service, which could result in other major airlines electing to terminate their participation in the Name Your Own Price® system, which would further negatively impact our business, results of operations and financial condition.  In such event, if we are unable to divert sales to other suppliers, our business, results of operations and financial condition may be adversely affected.

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

Avis is currently in discussions to acquire the Dollar-Thrifty Automotive Group.  The merger or acquisition of the Dollar-Thrifty Automotive Group by Avis or another rental car company could result in a decrease of rental car reservations available to our rental car service. If another major rental car supplier merges or consolidates with, or is acquired by, another company that either does not participate in the priceline.com system or that participates on substantially lower levels, the surviving company may elect not to participate in our system or to participate at lower levels than the previous supplier.  The loss of any rental car supplier participant in our Name Your Own Price® system could result in other rental car suppliers electing to terminate or reduce their participation in the Name Your Own Price® system, which would negatively impact our business, results of operations and financial condition.  Similarly, industry consolidation and any resulting reduction in rental car capacity would limit the amount of availability for TravelJigsaw’s rental car service.  Furthermore, many major rental car companies are highly leveraged and the inability of a rental car company to refinance its debt, restructure its operations or emerge from a bankruptcy could lead to a reduction in rental car supply made available to us.  In addition, fewer independent suppliers reduces opacity and competition among suppliers.  In such event, if we are unable to divert sales to other suppliers, our business, results of operations and financial condition may be adversely affected.

In addition, any disruption in the supply of vehicles or the ability to dispose of vehicles by rental car companies could impact the ability of the rental car companies to match their fleet supply with demand, which could adversely impact our business.  Recent decreases in rental car fleets have led to decreases in rental car availability, which has negatively impacted our Name Your Own Price® rental car service.  The crisis in Japan resulting from the recent earthquake and tsunami is expected to result in reduced vehicle production leading to further strain on rental car companies’ fleets and increased retail rental car rates.  If the industry is faced with a shortage of vehicles, rental car companies may further reduce the number of car reservations they distribute through our service or increase the negotiated rates at which they are willing to provide car reservations.  For example, since the recent worldwide recession, the rental car industry has generally reduced its fleet capacity, which has limited the amount of discounted rental car days available for our Name Your Own Price® rental car service.

Rental car rates during the three months ended March 31, 2011 were generally lower than in the same period in 2010.  Because rental car days are typically less expensive than airline tickets or hotel room night reservations, a reduction in retail rental car rates has a disproportionately adverse effect on sales of Name Your Own Price® rental car days since customers may be less likely to accept the trade-offs associated with that service for lower absolute savings.

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

Our revenues and operating results have varied significantly from quarter to quarter because our business experiences seasonal fluctuations, which reflect seasonal trends for the travel services offered by our websites. Traditional leisure travel bookings in Europe and the United States are higher in the second and third calendar quarters of the year as consumers take spring and summer vacations. In the first and fourth quarters of the calendar year, demand for travel services in Europe and the United States generally declines from a seasonal perspective.  A meaningful amount of retail gross bookings are generated early in the year, as customers plan and reserve their spring and summer vacations in the Northern Hemisphere.  However, we will not recognize associated revenue until future quarters when the travel occurs.  From a cost perspective, we expense the substantial majority of our advertising activities as they are incurred, which is typically in the quarter in which bookings are generated.  As a result, we experience our highest levels of profitability in the second and third quarters of the year, which is when we experience the highest levels of booking and travel consumption for the year for our North American and European businesses.  However, we experience the highest levels of booking and travel consumption for our Asia-Pacific and South American businesses in the first and fourth quarters.  Therefore, if these businesses continue to grow faster than our North American and European businesses, our operating results for the first and fourth quarters of the year may become more significant over time as a percentage of full year operating results.

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

There can be no assurance that we can maintain our “Innovation Box Tax” benefit.

Effective January 1, 2010, the Netherlands modified its corporate income tax law related to income generated from qualifying “innovative” activities (the “Innovation Box Tax”).   Earnings that qualify for the Innovation Box Tax will effectively be taxed at the rate of 5% rather than the Dutch statutory rate of 25.0% (25.5% in 2010).  Booking.com obtained a ruling from the Dutch tax authorities in February 2011 confirming that a portion of its earnings (“qualifying earnings”) is eligible for Innovation Box Tax treatment.   The ruling from the Dutch tax authorities is valid from January 1, 2010 through December 31, 2013 (the “Initial Period”).

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

The loss of the Innovation Box Tax benefit in future periods would adversely impact our results of operations.

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

We utilize Internet search engines and other travel demand aggregation websites, principally through the purchase of travel-related keywords, to generate traffic to our websites.  Booking.com, Agoda and TravelJigsaw, in particular, rely to a significant extent upon Google to generate business and, to a much lesser extent, other search engines and other travel demand aggregation websites.  Search engines such as Google frequently update and change the logic which determines the placement and display of results of a user’s search, such that the placement of links to our sites, and particularly those of Booking.com, Agoda, TravelJigsaw and their affiliates, can be negatively affected.  In a similar way, a significant amount of Booking.com, Agoda and TravelJigsaw’s business is directed to our own websites through participation in pay-per-click advertising campaigns on Internet search engines whose pricing and operating dynamics can experience rapid change commercially, technically and competitively.  In addition, we purchase web traffic from a number of sources, including some operated by our competitors, in the form of pay-per-click arrangements that can be terminated with little or no notice.  If one or more of such arrangements is terminated, or if a major search engine, such as Google, changes its algorithms in a manner that negatively affects the search engine ranking of our brands or our third-party distribution partners or changes its pricing, operating or competitive dynamics in a negative manner, our business, results of operations and financial condition would be adversely affected.

In addition, Booking.com, Agoda and TravelJigsaw rely on various third party distribution channels (i.e., affiliates) to distribute hotel room reservations.  Should one or more of such third parties cease distribution of Booking.com, Agoda and TravelJigsaw reservations, or suffer deterioration in its search engine ranking, due to changes in search engine algorithms or otherwise, our business could be negatively affected.

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

We have rapidly and significantly expanded our international operations and anticipate expanding further to pursue growth of our service offerings and customer base. For example, the number of our employees worldwide has grown from less than 700 in the first quarter of 2007, to approximately 3,700 as of March 31, 2011, which growth is mostly comprised of hires by or for our international operations.  Such expansion increases the complexity of our business and places a significant strain on our management, operations, technical performance, financial resources and internal financial control and reporting functions.

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

Until our domestic net operating loss carryforwards are utilized or expire, we do not expect to make payments on our U.S. income, except for U.S. federal alternative minimum tax and state income taxes.  However, we expect to pay foreign taxes on our foreign income.  We expect that our international operations will grow their pretax income at higher rates than our U.S. operations over the long term and, therefore, it is our expectation that our cash tax payments will increase as our international operations generate an increasing share of our pretax income.

We may have exposure to additional tax liabilities.

As an international corporation providing hotel reservation services in more than 100 countries around the world, we are subject to income taxes as well as non-income based taxes, in both the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities.  Although we believe that our tax estimates are reasonable, there is no assurance that the final determination of tax audits or tax disputes will not be different from what is reflected in our historical income tax provisions and accruals.

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

We may experience similar risks in connection with any future acquisitions. We may not be successful in addressing these risks or any other problems encountered in connection with the acquisitions of Booking.com B.V., Booking.com Limited, Agoda or TravelJigsaw, or that we could encounter in future acquisitions, which would harm our business or cause us to fail to realize the anticipated benefits of our acquisitions.  As of March 31, 2011, we had approximately $720 million assigned to the intangible assets and goodwill of Booking.com B.V., Booking.com Limited, Agoda and TravelJigsaw, and therefore, the occurrence of any of the risks identified above could result in a material adverse impact, including an impairment of these assets, which could cause us to have to record a charge for impairment.  Any such charge could adversely impact our operating results, which would likely cause our stock price to decline significantly.

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

Improved web browsing functionality and the development of thousands of useful applications is driving substantial traffic and commerce activity to mobile platforms, including smart phones such as the iPhone and Android-enabled phones, and tablet devices such as the iPad.  In addition, social networking sites and social commerce and flash-sale sites are experiencing high levels of usage and rapid growth.  We believe travel transactions will grow rapidly on mobile platforms and may gain acceptance on social and flash-sale platforms.  If we are unable to develop product offerings and effective distribution on these platforms, we could lose market share to existing competitors or new entrants.

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

As of March 31, 2011, we held approximately $0.9 billion of cash and short-term liquid investments outside of the United States.  To date, we have used our foreign cash to reinvest in our foreign operations.  It is our current expectation to make further investments in our foreign operations with our foreign cash.  If our foreign cash balances continue to grow and our ability to reinvest those balances diminishes, it will become increasingly likely that we will repatriate some of our foreign cash balances to the United States.  In such event, we would likely be subject to additional income tax expenses in the United States with respect to our unremitted foreign earnings.  We would not incur an increase in tax payments unless we repatriate the cash and no longer have net operating loss carryforwards available to offset the taxable income. Additionally, if we were to repatriate foreign cash to the U.S., it would use a portion of our domestic net operating loss carryforward which could result in us being subject to cash income taxes on the earnings of our domestic business sooner than would otherwise have been the case.

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

Additionally, some travel suppliers are encouraging third-party travel intermediaries, such as us, to develop technology to bypass the traditional GDSs, such as enabling direct connections to the travel suppliers or using alternative global distribution methods.  For example, during 2010, we began implementation of direct connection capability with American Airlines.  In December 2010, American terminated its participation in the Orbitz service and withdrew its fares from the Orbitz website, and, in a dispute with American Airlines, Expedia removed American content from its site as its contract with American was set to expire on December 31, 2010.  In April 2011, Expedia and American announced that American would make content available through Expedia and Expedia would establish direct connection capability with American.  This is consistent with an effort on the part of American Airlines, and the airline industry in general, to reduce distribution costs and could be indicative of the airlines in general becoming more aggressive in requiring online travel agents to implement direct connections.  Development and implementation of the technology to enable additional direct connections to travel suppliers could cause us to incur additional operating expenses, increase the frequency/duration of system problems and delay other projects.  In addition, any additional migration toward direct connections would reduce the compensation we receive from GDSs.

Many current agreements between major U.S. airlines and major GDSs are due to expire during or at the end of 2011.  It is unclear whether and to what extent any new agreement (or extension or renewal of any existing agreement) between any major U.S. airline and any major GDS will enable GDS subscribers, such as us, equal access to the fares, inventory and content provided by such carrier through the GDS.  Furthermore, it is possible that a dispute between an airline and a GDS could lead to an airline removing its fares from the GDS.  Despite the fact that such a dispute may not involve us, our business could be adversely affected if we are denied access to airfares in a major GDS.

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

We did not experience any material changes in interest rate exposures during the three months ended March 31, 2011.  Based upon economic conditions and leading market indicators at March 31, 2011, we do not foresee a significant adverse change in interest rates in the near future.

Fixed rate investments are subject to unrealized gains and losses due to interest rate volatility.  We performed a sensitivity analysis to determine the impact a change in interest rates would have on the fair value of our available for sale investments assuming an adverse change of 100 basis points.  A hypothetical 100 basis points (1.0%) increase in interest rates would have resulted in a decrease in the fair values of our investments as of March 31, 2011 of approximately $4 million.  These hypothetical losses would only be realized if we sold the investments prior to their maturity.

As of March 31, 2011, the outstanding principal amount of our debt is approximately $575 million.  We estimate that the market value of such debt was approximately $1 billion as of March 31, 2011.  A substantial portion of the market value of our debt in excess of the carrying value is related to the conversion premium on the bonds.

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

From time to time, we enter into foreign exchange derivative contracts to minimize the impact of short-term foreign currency fluctuations on our consolidated operating results. Our derivative contracts principally address foreign exchange fluctuation risk for the Euro.  As of December 31, 2010, derivatives not designated as hedging instruments for accounting purposes resulted in a liability of $0.2 million.  Foreign exchange losses of $1.7 million and foreign exchange gains of $2.6 million for the three months ended March 31, 2011 and 2010, respectively, were recorded in “Foreign currency transactions and other” related to foreign exchange derivative contracts.

As of March 31, 2011 and December 31, 2010, we had outstanding forward currency contracts designated as hedging contracts for accounting purposes with a notional value of 398 million Euros and 378 million Euros, respectively, to hedge a portion of our net investment in a foreign subsidiary.  These contracts are all short-term in nature.  Mark-to-market adjustments on these net investment hedges are recorded as currency translation adjustments.  The fair value of these derivatives at March 31, 2011 was a liability of $20 million and was recorded in “Accrued expenses and other current liabilities” in the Unaudited Consolidated Balance Sheet.  The net fair value of these derivatives at December 31, 2010 was a net liability of $2.8 million, with assets of $4.0 million recorded in “Prepaid expenses and other current assets” and liabilities of $6.8 million recorded in “Accrued expenses and other current liabilities” in the Unaudited Consolidated Balance Sheet.  A hypothetical 10% strengthening of the foreign exchange rates relative to the U.S. Dollar, with all other variables held constant, would have resulted in a derivative liability of approximately $76 million as of March 31, 2011.  See Note 5 to the Unaudited Consolidated Financial Statements for further detail on our derivative instruments.

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

There was no change in the Company’s internal control over financial reporting during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

A description of material legal proceedings to which we are a party is contained in Note 13 to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information relating to repurchases of our equity securities during the three months ended March 31, 2011:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2011 — January 31, 2011	5,870	(4)	$399.55	—	$44,866,000	(1)
					$20,447,000	(2)
					$393,917,000	(3)
February 1, 2011 — February 29, 2011	95	(4)	$434.06	—	$44,866,000	(1)
					$20,447,000	(2)
					$393,917,000	(3)
March 1, 2011 — March 31, 2011	340,939	(4)	$454.26	—	$44,866,000	(1)
					$20,447,000	(2)
					$393,917,000	(3)
Total	346,906		$453.33	—	$459,230,000

1                  Pursuant to a stock repurchase program announced on November 2, 2005, whereby the Company was authorized to repurchase up to $50,000,000 of its common stock.

2                  Pursuant to a stock repurchase program announced on September 21, 2006, whereby the Company was authorized to repurchase up to $150,000,000 of its common stock.

3                  Pursuant to a stock repurchase program announced on March 4, 2010, whereby the Company was authorized to repurchase up to $500,000,000 of its common stock, including the purchase of up to $100 million from the proceeds of, and concurrent with, the issuance of 1.25% Convertible Senior Notes due 2015.

4                  Pursuant to a general authorization, not publicly announced, whereby the Company is authorized to repurchase shares of its common stock to satisfy employee withholding tax obligations related to stock-based compensation.

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
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2011 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICELINE.COM INCORPORATED
(Registrant)

Date: May 6, 2011	By:	/s/ Daniel J. Finnegan
		Name:	Daniel J. Finnegan
		Title:	Chief Financial Officer (On behalf of the Registrant and as principal financial officer)

Exhibit Index

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2011 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements.