Form 10-Q
period 2011-06-30
PRICELINE COM INC
filed 2011-08-05
CIK 1075531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒  NO ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

Number of shares of Common Stock outstanding at July 29, 2011:

Common Stock, par value $0.008 per share	49,769,877
(Class)	(Number of Shares)

priceline.com Incorporated

Form 10-Q

For the Three Months Ended June 30, 2011

PART I — FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements

priceline.com Incorporated

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$611,249	$358,967
Restricted cash	1,079	1,050
Short-term investments	1,338,169	1,303,251
Accounts receivable, net of allowance for doubtful accounts of $5,788 and $6,353, respectively	321,358	162,426
Prepaid expenses and other current assets	52,721	61,211
Deferred income taxes	51,859	70,559
Total current assets	2,376,435	1,957,464
Property and equipment, net	49,346	39,739
Intangible assets, net	228,885	232,030
Goodwill	529,594	510,894
Deferred income taxes	158,658	151,408
Other assets	17,157	14,418
Total assets	$3,360,075	$2,905,953
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$127,794	$90,311
Accrued expenses and other current liabilities	267,888	243,767
Deferred merchant bookings	243,733	136,915
Convertible debt (see Note 8)	486,778	175
Total current liabilities	1,126,193	471,168
Deferred income taxes	54,679	56,440
Other long-term liabilities	33,858	42,990
Convertible debt (see Note 8)	—	476,230
Total liabilities	1,214,730	1,046,828

Redeemable noncontrolling interests (see Note 11)	67,496	45,751
Convertible debt (see Note 8)	88,222	38
Stockholders’ equity:
Common stock, $0.008 par value; authorized 1,000,000,000 shares, 57,540,672 and 56,567,236 shares issued, respectively	446	438
Treasury stock, 7,770,795 and 7,421,128 shares, respectively	(799,106)	(640,415)
Additional paid-in capital	2,372,283	2,417,092
Accumulated earnings	396,528	69,110
Accumulated other comprehensive income (loss)	19,476	(32,889)
Total stockholders’ equity	1,989,627	1,813,336
Total liabilities and stockholders’ equity	$3,360,075	$2,905,953

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Merchant revenues	$530,530	$446,669	$985,334	$814,933
Agency revenues	569,181	317,512	920,603	530,755
Other revenues	3,005	3,258	6,098	6,144
Total revenues	1,102,716	767,439	1,912,035	1,351,832
Cost of revenues	353,489	322,184	657,001	587,462
Gross profit	749,227	445,255	1,255,034	764,370
Operating expenses:
Advertising — Online	236,282	132,518	421,391	245,627
Advertising — Offline	9,815	10,123	21,429	21,911
Sales and marketing	41,030	28,490	75,807	52,603
Personnel, including stock-based compensation of $13,113, $15,465, $27,106 and $27,374, respectively	85,766	62,850	160,988	112,628
General and administrative	29,736	22,462	55,614	40,493
Information technology	8,239	4,895	14,908	9,503
Depreciation and amortization	13,651	10,758	26,130	20,537
Total operating expenses	424,519	272,096	776,267	503,302
Operating income	324,708	173,159	478,767	261,068
Other income (expense):
Interest income	2,129	940	3,550	1,795
Interest expense	(7,795)	(9,267)	(15,510)	(14,072)
Foreign currency transactions and other	(2,451)	1,039	(9,523)	(2,092)
Total other income (expense)	(8,117)	(7,288)	(21,483)	(14,369)
Earnings before income taxes	316,591	165,871	457,284	246,699
Income tax expense	(60,314)	(51,275)	(96,993)	(78,228)
Net income	256,277	114,596	360,291	168,471
Less: net loss attributable to noncontrolling interests	(91)	(361)	(867)	(361)
Net income applicable to common stockholders	$256,368	$114,957	$361,158	$168,832
Net income applicable to common stockholders per basic common share	$5.16	$2.41	$7.29	$3.59
Weighted average number of basic common shares outstanding	49,718	47,791	49,519	47,054
Net income applicable to common stockholders per diluted common share	$5.02	$2.26	$7.06	$3.31
Weighted average number of diluted common shares outstanding	51,105	50,847	51,134	51,032

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2011

(In thousands)

	Common Stock		Treasury Stock		Additional	Accumulated	Accumulated Other Comprehensive	Comprehensive
	Shares	Amount	Shares	Amount	Paid-in Capital	Earnings	Income (Loss)	Income	Total
Balance, December 31, 2010	56,567	$438	(7,421)	$(640,415)	$2,417,092	$69,110	$(32,889)		$1,813,336

Net income applicable to common stockholders	—	—	—	—	—	361,158	—	$361,158

Unrealized loss on marketable securities, net of tax benefits of $104	—	—	—	—	—	—	(485)	(485)

Currency translation adjustments, net of tax benefits of $18,732	—	—	—	—	—	—	52,850	52,850

Comprehensive income								$413,523	413,523

Redeemable noncontrolling interests fair value adjustments	—	—	—	—	—	(33,740)	—		(33,740)

Reclassification adjustment for convertible debt in mezzanine	—	—	—	—	(88,184)	—	—		(88,184)

Conversion of debt	5	—	—	—	—	—	—		—

Exercise of stock options and vesting of restricted stock units and/or performance shares	969	8	—	—	3,861	—	—		3,869

Repurchase of common stock	—	—	(350)	(158,691)	—	—	—		(158,691)

Stock-based compensation and other stock-based payments	—	—		—	27,341	—	—		27,341

Excess tax benefit on stock-based compensation	—	—	—	—	12,173	—	—		12,173

Balance, June 30, 2011	57,541	$446	(7,771)	$(799,106)	$2,372,283	$396,528	$19,476		$1,989,627

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2011	2010
OPERATING ACTIVITIES:
Net income	$360,291	$168,471
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,225	7,869
Amortization	16,905	13,597
Provision for uncollectible accounts, net	4,852	3,464
Deferred income taxes	19,870	24,043
Stock-based compensation expense and other stock-based payments	27,341	27,374
Amortization of debt issuance costs	1,113	1,893
Amortization of debt discount	10,553	9,466
Loss on early extinguishment of debt	32	8,108
Changes in assets and liabilities:
Accounts receivable	(154,216)	(85,516)
Prepaid expenses and other current assets	9,089	(9,636)
Accounts payable, accrued expenses and other current liabilities	204,307	123,843
Other	(9,860)	(960)
Net cash provided by operating activities	499,502	292,016
INVESTING ACTIVITIES:
Purchase of investments	(1,006,694)	(796,728)
Proceeds from sale of investments	1,025,514	470,198
Additions to property and equipment	(18,077)	(10,233)
Acquisitions and other equity investments, net of cash acquired	(67,074)	(110,972)
Proceeds from settlement of foreign currency contracts	—	32,478
Payments on foreign currency contracts	(33,764)	(4,283)
Change in restricted cash	(35)	(33)
Net cash used in investing activities	(100,130)	(419,573)
FINANCING ACTIVITIES:
Proceeds from the issuance of convertible debt	—	575,000
Payment of debt issuance costs	—	(13,334)
Payments related to conversion of convertible debt	(213)	(173,375)
Repurchase of common stock	(158,691)	(125,423)
Payments to purchase subsidiary shares from noncontrolling interests	(12,986)	—
Proceeds from the sale of subsidiary shares to noncontrolling interests	—	4,311
Proceeds from exercise of stock options	3,870	23,449
Excess tax benefit on stock-based compensation	12,173	2,335
Net cash (used in) provided by financing activities	(155,847)	292,963
Effect of exchange rate changes on cash and cash equivalents	8,757	(11,512)
Net increase in cash and cash equivalents	252,282	153,894
Cash and cash equivalents, beginning of period	358,967	202,141
Cash and cash equivalents, end of period	$611,249	$356,035
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$55,461	$31,002
Cash paid during the period for interest	$3,717	$776
Non-cash fair value adjustment for redeemable noncontrolling interests	$33,740	$—

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

The Unaudited Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries and its majority-owned interest in TravelJigsaw Holdings Limited since its acquisition in May 2010.  All intercompany accounts and transactions have been eliminated in consolidation.  The functional currency of the Company’s foreign subsidiaries is generally the respective local currency.  Assets and liabilities are translated into U.S. Dollars at the rate of exchange existing at the balance sheet date.  Income statement amounts are translated at the average exchange rates for the period.  Translation gains and losses are included as a component of “Accumulated other comprehensive income (loss)” in the accompanying Unaudited Consolidated Balance Sheets.  Foreign currency transaction gains and (losses) are included in the Unaudited Consolidated Statements of Operations in “Foreign currency transactions and other.”

Revenues, expenses, assets and liabilities can vary during each quarter of the year.  Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

Recent Accounting Pronouncements

In May 2010, the Financial Accounting Standards Board (“FASB”) issued amended guidance on fair value to largely achieve common fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards (“IFRS”).  The new accounting guidance does not extend the use of fair value but rather provides guidance about how fair value should be determined.  For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS.  Amendments that clarify the Board’s intent under existing requirements include: (a) use of the highest and best use and valuation premise concept should be limited to nonfinancial assets; (b) disclosure should include quantitative information about the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy; and (c) the fair value of an instrument classified in an entity’s equity should be valued from the perspective of a market participant that holds that instrument as an asset.  The amended guidance changes requirements as follows: (a) disclosures are expanded, particularly those relating to fair value measurements based on unobservable inputs, (b) fair value measurements for financial assets and liabilities based on a net position are permitted if market or credit risks are managed on a net basis and other criteria are met, and (c) premiums and discounts are allowed only if a market participant would also include them in the fair value measurement.  This accounting update is effective for public companies for interim or annual periods beginning after December 15, 2011, with early adoption permitted.  The Company does not expect the adoption of this new accounting guidance will impact its accounting policies and practices or disclosures.

In June 2010, the FASB issued amended accounting guidance on the presentation of other comprehensive income in financial statements by requiring comprehensive income to be reported in either a single statement or in two consecutive statements reporting net income and other comprehensive income.  The accounting guidance did not change the items that constitute net income or other comprehensive income, the timing of when other comprehensive income is reclassified to net income, or the earnings per share computation.  The accounting update requires retrospective application.  Public entities will be required to adopt the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted.  The Company will comply with the change in presentation of other comprehensive income in the financial statements beginning in the first quarter of 2012.

2.             STOCK-BASED EMPLOYEE COMPENSATION

The Company has adopted stock compensation plans which provide for grants of share based compensation as incentives and rewards to encourage employees, officers, consultants and directors to contribute towards the long-term success of the Company.  Stock-based compensation cost included in personnel expenses in the Unaudited Consolidated Statements of Operations was approximately $13.1 million and $15.5 million, and $27.1 million and $27.4 million for the three and six months ended June 30, 2011 and 2010, respectively.

During the six months ended June 30, 2011, stock options were exercised for 139,187 shares of common stock with a weighted average exercise price per share of $27.80.  As of June 30, 2011, the aggregate number of stock options outstanding and exercisable was 216,281 shares, with a weighted average exercise price per share of $20.88 and a weighted average remaining term of 2.8 years.

The following table summarizes the activity of unvested restricted stock, restricted stock units and performance share units (“Share-Based Awards”) during the six months ended June 30, 2011.

Share-Based Awards	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2010	1,530,647	$130.93
Granted	117,183	$464.89
Vested	(837,981)	$113.39
Performance Share Units Adjustment	(17,280)	$150.24
Forfeited	(68,866)	$176.55
Unvested at June 30, 2011	723,703	$200.51

As of June 30, 2011, there was $87.0 million of total future compensation cost related to unvested share-based awards to be recognized over a weighted-average period of 2.1 years.

During the three months ended June 30, 2011, the Company made broad-based grants of 191 restricted stock units (“RSUs”) that generally vest over four years.  The share-based awards granted had a total grant date fair value of $0.1 million based upon the grant date fair value per share of $523.96.  During the three months ended March 31, 2011, the Company made broad-based grants of 39,848 RSUs that generally vest after three years.  The share based awards granted had a total grant date fair value of $18.5 million based upon the grant date fair value per share of $464.79.

In addition, during the three months ended March 31, 2011, the Company granted 77,144 performance share units to certain executives.  The performance share units had a total grant date fair value of $35.9 million based upon the grant date fair value per share of $464.79.  The performance share units are payable in shares of the Company’s common stock upon vesting.  Subject to certain exceptions for terminations related to a change in control and terminations other than for “cause,” for “good reason” or on account of death or disability, the executive officers must continue their service through March 1, 2014 in order to receive any shares.  Stock-based compensation for performance share units is recorded based on the estimated probable outcome at the end of the performance period.  The actual number of shares to be issued on the vesting date will be determined upon completion of the performance period which ends December 31, 2013.  As of June 30, 2011, the estimated number of probable shares to be issued under this 2011 grant is a total of 77,144 shares.  If the maximum performance thresholds are met at the end of the performance period, a maximum number of 164,508 total shares could be issued.  If the minimum performance thresholds are not met, 22,796 shares would be issued at the end of the performance period.

2010 Performance Shares Units

During the year ended December 31, 2010, the Company granted 110,430 performance shares units with a grant date fair value of $26.0 million, based on a weighted average grant date fair value per share of $235.34.  The actual number of shares will be determined upon completion of the performance period which ends December 31, 2012.

At June 30, 2011, there were 93,745 unvested performance share units outstanding, net of actual forfeitures and vesting.  As of June 30, 2011, the number of shares estimated to be issued at the end of the performance period is a total of 212,924 shares.  If the maximum performance thresholds are met at the end of the performance period, a maximum of 226,505 total shares could be issued.

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

A reconciliation of the weighted average number of shares outstanding used in calculating diluted earnings per share is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010

Weighted average number of basic common shares outstanding	49,718	47,791	49,519	47,054
Weighted average dilutive stock options, restricted stock, restricted stock units and performance share units	614	1,394	911	1,554
Assumed conversion of convertible debt	773	1,662	704	2,424
Weighted average number of diluted common and common equivalent shares outstanding	51,105	50,847	51,134	51,032
Anti-dilutive potential common shares	1,649	2,921	1,461	2,815

Anti-dilutive potential common shares for the three and six months ended June 30, 2011 includes approximately 1.1 million shares and 1.2 million shares, respectively, which could be issued under the Company’s convertible debt if the Company experiences substantial increases in its common stock price.  Under the treasury stock method, the convertible debt will generally have a dilutive impact on net income per share if the Company’s average stock price for the period exceeds the conversion price for the convertible debt.

The Company has Conversion Spread Hedges outstanding at June 30, 2011 that would have increased the effective conversion price of the Company’s 0.75% Convertible Senior Notes due 2013 (the “2013 Notes”) from $40.38 to $50.47 per share from the Company’s perspective and which were designed to reduce potential dilution upon conversion of the debt at maturity (see Note 8).  Since the beneficial impact of the Conversion Spread Hedges was anti-dilutive, it was excluded from the calculation of net income per share.

4.             INVESTMENTS

The following table summarizes, by major security type, the Company’s short-term investments as of June 30, 2011 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities
U.S. government securities	$586,504	$334	$(2)	$586,836
Foreign government securities	665,440	6	(458)	664,988
U.S. agency securities	45,564	23	—	45,587
U.S. corporate notes	40,582	177	(1)	40,758
Total	$1,338,090	$540	$(461)	$1,338,169

As of June 30, 2011, foreign government securities included investments in debt securities issued by the governments of Germany, the Netherlands, France and the United Kingdom.

The following table summarizes, by major security type, the Company’s short-term investments as of December 31, 2010 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities
U.S. government securities	$469,116	$158	$(66)	$469,208
Foreign government securities	682,841	558	(81)	683,318
U.S. agency securities	109,920	15	(30)	109,905
U.S. corporate notes	40,845	—	(25)	40,820
Total	$1,302,722	$731	$(202)	$1,303,251

Long-term investments amounting to approximately $0.4 million at December 31, 2010 were comprised of corporate notes with a maturity date greater than one year and are included in “Other assets” on the Company’s Unaudited Consolidated Balance Sheet.  As of June 30, 2011, these investments, amounting to approximately $0.4 million, were reclassified from long-term investments to short-term investments.

There were no material realized gains or losses related to investments for the three or six months ended June 30, 2011 or 2010.

5.             FAIR VALUE MEASUREMENTS

Financial assets and liabilities carried at fair value as of June 30, 2011 are classified in the table below in the categories described below (in thousands):

	Level 1	Level 2	Level 3	Total
ASSETS:
Short-term investments
U.S. government securities	$—	$586,836	$—	$586,836
Foreign government securities	—	664,988	—	664,988
U.S. agency securities	—	45,587	—	45,587
U.S. corporate notes	—	40,758	—	40,758
Foreign exchange derivatives	—	463	—	463
Total assets at fair value	$—	$1,338,632	$—	$1,338,632

	Level 1	Level 2	Level 3	Total
LIABILITIES:
Foreign exchange derivatives	$—	$16,468	$—	$16,468
Redeemable noncontrolling interests	—	—	67,496	67,496
Total liabilities at fair value	$—	$16,468	$67,496	$83,964

Financial assets and liabilities carried at fair value as of December 31, 2010 were classified in the table below in the categories described below (in thousands):

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

For the Company’s short-term investments, a market approach is used for recurring fair value measurements and the valuation techniques use inputs that are observable, or can be corroborated by observable data, in an active marketplace. Investments in U.S. Treasury and foreign government securities are considered “Level 2” fair value measurements as of June 30, 2011 and December 31, 2010 because the Company has access to quoted prices, but does not have visibility to the volume and frequency of trading for all of these investments. Fair values for U.S. agency securities and U.S. corporate notes, which are guaranteed by the federal government, are considered “Level 2” fair value measurements because they are obtained from pricing sources for these or comparable instruments.

The Company’s derivative instruments are valued using pricing models. Pricing models take into account the contract terms as well as multiple inputs where applicable, such as interest rate yield curves, option volatility and currency rates.

As of June 30, 2011 and December 31, 2010, the Company considers its redeemable noncontrolling interests to represent a “Level 3” fair value measurement that requires a high degree of judgment to determine fair value. The Company estimated such fair value based upon standard valuation techniques using discounted cash flow analysis and industry peer comparable analysis. See Note 11 for further information on redeemable noncontrolling interests.

As of June 30, 2011 and December 31, 2010, the carrying value of the Company’s cash and cash equivalents approximated their fair value and consisted primarily of U.S. Treasury money market funds, foreign government securities and bank deposits. Other financial assets and liabilities, including restricted cash, accounts receivable, accrued expenses and deferred merchant bookings are carried at cost which approximates their fair value because of the short-term nature of these items. See Note 4 for information on the carrying value of investments and Note 8 for the estimated fair value of the Company’s convertible debt.

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

Derivatives Not Designated as Hedging Instruments — The Company is exposed to adverse movements in currency exchange rates as the financial results of its international operations are translated from local currency into U.S. Dollars upon consolidation. The Company’s derivative contracts principally address foreign exchange fluctuations for the Euro and British Pound Sterling. As of December 31, 2010, these derivatives resulted in a liability of $0.2 million and were recorded in “Accrued expenses and other current liabilities” on the Unaudited Consolidated Balance Sheet. As of June 30, 2011, there were no outstanding derivative contracts. Foreign exchange losses of $0.2 million and $2.0 million for the three and six months ended June 30, 2011, respectively, and foreign exchanges gains of $6.1 million and $8.2 million for the three and six months ended June 30, 2010, respectively, were recorded in “Foreign currency transactions and other” in the Unaudited Consolidated Statements of Operations.

Derivatives associated with foreign currency transaction risks resulted in assets of $0.5 million and $1.0 million as of June 30, 2011, and December 31, 2010, respectively, and are recorded in “Prepaid expenses and other current assets” in the Unaudited Consolidated Balance Sheets. Foreign exchange losses of $0.2 million and $0.1 million for the three and six months ended June 30, 2011, respectively, and foreign exchanges losses of $0.1 million and foreign exchange gains of $0.4 million for the three and six months ended June 30, 2010, respectively, were recorded in “Foreign currency transactions and other” in the Unaudited Consolidated Statements of Operations.

The settlement of derivative contracts resulted in a net cash outflow of $3.4 million and $0.4 million for the six months ended June 30, 2011 and 2010, respectively, and was reported within “Net cash provided by operating activities” on the Unaudited Consolidated Statements of Cash Flows.

Derivatives Designated as Hedging Instruments — As of June 30, 2011 and December 31, 2010, the Company had outstanding foreign currency forward contracts for 405 million Euros and 378 million Euros, respectively, to hedge a portion of its net investment in a foreign subsidiary. These contracts are all short-term in nature. Hedge ineffectiveness is assessed and measured based on changes in forward exchange rates. The fair value of these derivatives at June 30, 2011 was a liability of $16.4 million and is recorded in “Accrued expenses and other current liabilities” in the Unaudited Consolidated Balance Sheet. At December 31, 2010, the net liability of $2.8 million was recorded as a liability of $6.8 million in “Accrued expenses and other current liabilities” and as an asset of $4.0 million in “Prepaid expenses and other current assets” in the Unaudited Consolidated Balance Sheet. A cash outflow of $33.8 million for the six months ended June 30, 2011, compared to net cash received of $28.2 million for the six months ended June 30, 2010, was reported within “Net cash used in investing activities” on the Unaudited Consolidated Statements of Cash Flows.

6.             INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets consist of the following (in thousands):

	June 30, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period	Weighted Average Useful Life

Supply and distribution agreements	$278,005	$(92,580)	$185,425	$264,491	$(76,823)	$187,668	10 - 13 years	12 years

Technology	25,044	(24,402)	642	23,549	(22,119)	1,430	3 years	3 years

Patents	1,638	(1,376)	262	1,638	(1,352)	286	15 years	15 years

Customer lists	21,569	(19,716)	1,853	20,338	(17,512)	2,826	2 years	2 years

Internet domain names	4,458	(327)	4,131	1,853	(126)	1,727	2 – 20 years	10 years

Trade names	55,475	(18,940)	36,535	53,099	(15,064)	38,035	5 – 20 years	11 years

Other	345	(308)	37	344	(286)	58	3 – 10 years	4 years

Total intangible assets	$386,534	$(157,649)	$228,885	$365,312	$(133,282)	$232,030

Intangible assets with determinable lives are primarily amortized on a straight-line basis. Intangible asset amortization expense was approximately $8.6 million and $6.8 million for the three months ended June 30, 2011 and 2010, respectively, and approximately $16.9 million and $12.6 million for the six months ended June 30, 2011 and 2010, respectively.

The estimated amortization expense for intangible assets for the remainder of 2011, the annual expense for the next five years, and the expense thereafter is expected to be as follows (in thousands):

2011	$16,539
2012	31,162
2013	29,863
2014	29,789
2015	27,001
2016	24,429
Thereafter	70,102
$228,885

The change in goodwill for the six months ended June 30, 2011 consists of the following (in thousands):

Balance at December 31, 2010	$510,894
Currency translation adjustments	18,700
Balance at June 30, 2011	$529,594

7.             OTHER ASSETS

Other assets at June 30, 2011 and December 31, 2010 consist of the following (in thousands):

	June 30, 2011	December 31, 2010
Deferred debt issuance costs	$8,463	$9,576
Other	8,694	4,842
Total	$17,157	$14,418

Deferred debt issuance costs arose from (i) the Company’s issuance, in March 2010, of $575.0 million aggregate principal amount of 1.25% Convertible Senior Notes due 2015 (the “2015 Notes”); (ii) a $175.0 million revolving credit facility entered into in September 2007; and (iii) the Company’s issuance, in September 2006, of $172.5 million aggregate principal amount of 2013 Notes. Deferred debt issuance costs are being amortized using the effective interest rate method over the term of approximately five years, except for the 2013 Notes which were amortized over their term of seven years. The period of amortization for the Company’s debt issue costs was determined at inception of the related debt agreements based upon the stated maturity date or the first stated put date, if earlier. Unamortized debt issuance costs written off to interest expense in the three and six months ended June 30, 2010 resulting from conversions of convertible debt amounted to $0.4 million and $1.0 million, respectively. Unamortized debt issuance costs written off in the three and six months ended June 30, 2011 for debt conversions were insignificant.

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

The revolving credit facility provides for the issuance of up to $50.0 million of letters of credit as well as borrowings on same-day notice, referred to as swingline loans, which are available in U.S. Dollars, Euros, Pound Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility will be used for working capital and general corporate purposes. At both June 30, 2011 and December 31, 2010, there were no borrowings outstanding under the facility, and approximately $1.6 million of letters of credit were issued under the revolving credit facility.

Convertible Debt

Convertible debt as of June 30, 2011 consisted of the following (in thousands):

June 30, 2011	Outstanding Principal Amount	Unamortized Debt Discount	Carrying Value
1.25% Convertible Senior Notes due March 2015	$575,000	$(88,222)	$486,778

Convertible debt as of December 31, 2010 consists of the following (in thousands):

December 31, 2010	Outstanding Principal Amount	Unamortized Debt Discount	Carrying Value
1.25% Convertible Senior Notes dues March 2015	$575,000	$(98,770)	$476,230
0.75% Convertible Senior Notes due September 2013	213	(38)	175
Outstanding convertible debt	$575,213	$(98,808)	$476,405

Based upon the closing price of the Company’s common stock for the prescribed measurement period during the three months ended December 31, 2010, the contingent conversion thresholds on the 2013 Notes were exceeded. As a result, the 2013 Notes were convertible at the option of the holders as of December 31, 2010, and accordingly were classified as a current liability as of that date. The remaining outstanding principal amount of the 2013 Notes was converted during the three months ended June 30, 2011.

The contingent conversion threshold for the prescribed measurement period during the three months ended June 30, 2011 was exceeded for the 2015 Notes. Therefore, the 2015 Notes are convertible at the option of the holders. Accordingly, the Company reported the carrying value of the 2015 Notes as a current liability as of June 30, 2011. Since these notes are convertible at the option of the holder and the principal amount is required to be paid in cash, the difference between the principal amount and carrying value is reflected as convertible debt in the mezzanine section on the Company’s Unaudited Consolidated Balance Sheets. Therefore, with respect to the 2015 Notes, the Company reclassified $88.2 million from additional paid-in-capital to convertible debt in mezzanine on the Unaudited Consolidated Balance Sheet as of June 30, 2011. The determination of whether or not the 2015 Notes are convertible must continue to be performed on a quarterly basis. Consequently, the 2015 Notes may not be convertible in future quarters, and therefore may again be classified as long-term debt, if the contingent conversion threshold is not met in such quarters.

In the six months ended June 30, 2011, the Company delivered cash of $0.2 million to repay the principal amount and issued 4,869 shares of its common stock in satisfaction of the conversion value in excess of the principal amount for convertible debt that was converted prior to maturity. In the six months ended June 30, 2010, the Company delivered cash of $145.8 million to repay the principal amount and issued 2,797,589 shares of its common stock and delivered cash of $27.6 million in satisfaction of the conversion value in excess of the principal amount for convertible debt that was converted prior to maturity.

As of June 30, 2011 and December 31, 2010, the estimated market value of the outstanding convertible debt was approximately $1.0 billion and $0.9 billion, respectively. Fair value was estimated based upon actual trades at the end of the reporting period or the most recent trade available as well as the Company’s stock price at the end of the reporting period. A substantial portion of the market value of the Company’s debt in excess of the outstanding principal amount relates to the conversion premium on the bonds.

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

For the three months ended June 30, 2011 and 2010, the Company recognized interest expense of $7.6 million and $8.6 million, respectively, related to convertible notes.  Interest expense was comprised of $1.8 million and $1.9 million, respectively, for the contractual coupon interest, $5.3 million and $6.2 million, respectively, related to the amortization of debt discount and $0.5 million for both periods related to the amortization of debt issuance costs.  In addition, unamortized debt issuance costs written off to interest expense related to debt converted prior to maturity in 2010 amounted to approximately $0.4 million, while costs associated with 2011 debt conversions were insignificant.  The effective interest rate for the three months ended June 30, 2011 and 2010 was 6.3% and 6.8%, respectively.

For the six months ended June 30, 2011 and 2010, the Company recognized interest expense of $15.1 million and $12.6 million, respectively, related to convertible notes.  Interest expense was comprised of $3.6 million and $2.4 million, respectively, for the contractual coupon interest, $10.5 million and $9.5 million, respectively, related to the amortization of debt discount and $1.0 million and $0.7 million, respectively, related to the amortization of debt issuance costs.  In addition, unamortized debt issuance costs written off to interest expense related to debt converted prior to maturity in 2010 amounted to approximately $1.0 million, while costs associated with 2011 debt conversions were insignificant.  The effective interest rate for the six months ended June 30, 2011 and 2010 was 6.3% and 7.1%, respectively.

Debt discount and debt issuance costs are amortized through the stated maturity dates of the respective debt.

In addition, if the Company’s convertible debt is redeemed or converted prior to maturity, a gain or loss on extinguishment will be recognized.  The gain or loss is the difference between the fair value of the debt component immediately prior to extinguishment and its carrying value.  To estimate the fair value at each conversion date, the Company used an applicable LIBOR rate plus an applicable credit default spread based upon the Company’s credit rating at the respective conversion dates.  In the three and six months ended June 30, 2010, the Company recognized losses of $2.9 million ($1.7 million after tax) and $8.1 million ($4.9 million after tax), respectively, in “Foreign currency transactions and other” in the Unaudited Consolidated Statement of Operations.  The losses recognized for the three and six months ended June 30, 2011 for debt conversions were insignificant.

9.             TREASURY STOCK

As of June 30, 2011, the Company has a remaining amount from all authorizations granted by the Board of Directors of $459.2 million to purchase its common stock.  The Company may make additional repurchases of shares under its stock repurchase programs, depending on prevailing market conditions, alternate uses of capital and other factors.  Whether and when to initiate and/or complete any purchase of common stock and the amount of common stock purchased will be determined in the Company’s complete discretion.

The Company’s Board of Directors has also given the Company the general authorization to repurchase shares of its common stock to satisfy employee withholding tax obligations related to stock-based compensation.  The Company repurchased 349,667 shares and 83,224 shares at aggregate costs of $158.7 million and $19.3 million in the six months ended June 30, 2011 and 2010, respectively, to satisfy employee withholding taxes related to stock-based compensation.

As of June 30, 2011, there were approximately 7.8 million shares of the Company’s common stock held in treasury.

In the first quarter of 2010, the Company’s Board of Directors authorized the repurchase of up to $500 million of the Company’s common stock, including the approval to purchase up to $100 million using proceeds from the issuance of the 2015 Notes.  The Company repurchased 0.4 million shares of its common stock at an aggregate cost of approximately $100 million in the three months that ended March 31, 2010.  During the three months ended June 30, 2010, the Company repurchased 32,487 shares of its common stock at an aggregate cost of approximately $6.1 million.

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

The Company recognizes income tax expense related to income generated outside of the United States based upon the applicable tax rates and tax laws of the foreign countries in which the income is generated.  During the three and six months ended June 30, 2011 and 2010, the substantial majority of the Company’s foreign-sourced income has been generated in the Netherlands and the United Kingdom.  Income tax expense for the three and six months ended June 30, 2011 and 2010 differs from the expected tax expense at the U.S. statutory rate of 35%, primarily due to lower foreign tax rates, partially offset by state income taxes and certain non-deductible expenses.  In addition, the resolution of an uncertain tax position during the three months ended June 30, 2011 contributed to the reduced effective tax rate.

Following the conclusion of an audit, the Company reversed a reserve of approximately $12.5 million in the three months ended June 30, 2011 for unrecognized tax benefits attributable to tax positions taken in 2010.  The Company does not expect further significant changes in the amount of unrecognized tax benefits during the next twelve months.

Effective January 1, 2010, the Netherlands modified its corporate income tax law related to income generated from qualifying “innovative” activities (“Innovation Box Tax”).  Earnings that qualify for the Innovation Box Tax will effectively be taxed at the rate of 5% rather than the Dutch statutory rate of 25%.  Booking.com obtained a ruling from the Dutch tax authorities in February 2011 confirming that a portion of its earnings (“qualifying earnings”) is eligible for Innovation Box Tax treatment.   The ruling from the Dutch tax authorities is valid from January 1, 2010 through December 31, 2013 (the “Initial Period”).  In this ruling, the Dutch tax authorities require that the Innovation Box Tax benefit be phased in over a multi-year period.  The amount of qualifying earnings expressed as a percentage of the total pretax earnings in the Netherlands will vary depending upon the level of total pretax earnings that is achieved in any given year.

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

The Innovation Box Tax did not have a material impact on the Company’s 2010 results.  The Company currently expects the impact of the Innovation Box Tax to reduce its consolidated effective income tax rate for 2011 by approximately two to four percentage points.

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

Section 382 imposes limitations on the availability of a company’s net operating losses after a more than 50 percentage point ownership change occurs.  The Section 382 limitation is based upon certain conclusions pertaining to the dates of ownership changes and the value of the Company on the dates of the ownership changes.  As a result of a study, it was determined that ownership changes, as defined in Section 382, occurred in 2000 and 2002.  The amount of the Company’s net operating losses incurred prior to each ownership change is limited based on the value of the Company on the respective dates of ownership change.  As of the beginning of the year, it is estimated that the effect of Section 382 will generally limit the total cumulative amount of net operating loss available to offset future taxable income to approximately $1.3 billion, comprised of $0.6 billion of NOLs generated from operating losses which have been fully reflected in the Unaudited Consolidated Financial Statements and $0.7 billion of NOLs generated from equity-related transactions.  At December 31, 2010, the Company had additional federal tax benefits of $87.8 million, generated since January 1, 2006, related to equity transactions that are not recorded in our deferred tax asset accounts.  In accordance with accounting guidance, tax benefits related to equity transactions will be recognized as a credit to additional paid-in capital if and when they are realized by reducing the Company’s current income tax liability.  Pursuant to Section 382, future ownership changes, if any, could further limit this amount.

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of these deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized.  The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future income, the carryforward periods available for tax reporting purposes, and other relevant factors.  The deferred tax asset at June 30, 2011 and December 31, 2010 amounted to $210.5 million and $222.0 million, net of the valuation allowance recorded, respectively.

The Company has recorded a non-current deferred tax liability in the amount of $54.7 million and $56.4 million at June 30, 2011 and December 31, 2010, respectively, primarily related to the assignment of estimated fair value to certain purchased identifiable intangible assets associated with various international acquisitions.

As an international corporation providing hotel reservation services available around the world, the Company is subject to income taxes as well as non-income based taxes, in both the United States and various foreign jurisdictions.  Significant judgment is required in determining the Company’s worldwide provision for income taxes and other tax liabilities.  Although the Company believes that its tax estimates are reasonable, there is no assurance that the final determination of tax audits or tax disputes will not be different from what is reflected in the Company’s historical income tax provisions and accruals.  To date, we have been audited in several taxing jurisdictions with no significant adjustments as a result.  We were recently notified that the Internal Revenue Service will initiate an audit of our income taxes in the third quarter of 2011.

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

Certain key members of TravelJigsaw’s management team retained a noncontrolling ownership interest in TravelJigsaw Holdings Limited.  In addition, certain key members of the management team of Booking.com purchased a 3% ownership interest in TravelJigsaw from PIL in June 2010 (together with TravelJigsaw management’s investment, the “Redeemable Shares”).  The holders of the Redeemable Shares have the right to put their shares to PIL and PIL will have the right to call the shares in each case at a purchase price reflecting the fair value of the Redeemable Shares at the time of exercise.  Subject to certain exceptions, one-third of the Redeemable Shares have been or will be, as the case may be, subject to the put and call options in each of 2011, 2012 and 2013, respectively, during specified option exercise periods.  In April 2011, in connection with the exercise of March 2011 call and put options, PIL repurchased a portion of the shares underlying redeemable noncontrolling interests for an aggregate purchase price of approximately $13 million.  As a result of the April 2011 purchase, the redeemable noncontrolling interests in TravelJigsaw Holdings Limited were reduced from 24.4% to 19.0%.

Redeemable noncontrolling interests are measured at fair value, both at the date of acquisition and subsequently at each reporting period.  The redeemable noncontrolling interests are reported on the Consolidated Balance Sheet in mezzanine equity in “Redeemable noncontrolling interests.”

A reconciliation of redeemable noncontrolling interests for the six months ended June 30, 2011 is as follows (in thousands):

2011
Balance, December 31, 2010	$45,751
Net loss attributable to redeemable noncontrolling interests	(867)
Fair value adjustments(1)	33,740
Purchase of subsidiary shares at fair value(1)	(12,986)
Currency translation adjustments	1,858
Balance, June 30, 2011	$67,496

(1)   The estimated fair value was based upon standard valuation techniques using discounted cash flow analysis and industry peer comparable analysis.

12.                               COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The table below provides the detail of comprehensive income for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net income applicable to common stockholders	$256,368	$114,957	$361,158	$168,832
Net unrealized gain (loss) on investment securities	99	34	(485)	250
Currency translation gain (loss)	9,017	(46,939)	52,850	(91,923)
	$265,484	$68,052	$413,523	$77,159

The table below provides the balances for each classification of accumulated other comprehensive income (loss) as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
Foreign currency translation adjustments (1)	$19,443	$(33,407)
Net unrealized gain on investment securities (2)	33	518
Accumulated other comprehensive income (loss)	$19,476	$(32,889)

(1)         Includes net losses from fair value adjustments at June 30, 2011 of $12,804 after tax ($20,225 before tax) and net gains from fair value adjustments at December 31, 2010 of $15,827 after tax ($27,138 before tax) associated with net investment hedges (see Note 5).  The remaining balance in currency translation adjustments excludes income taxes due to the Company’s practice and intention to reinvest the earnings of its foreign subsidiaries in those operations.

(2)         The unrealized gain before tax at June 30, 2011 and December 31, 2010 was $105 and $714, respectively.

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

Litigation is subject to uncertainty and there could be adverse developments in these pending or future cases and proceedings.  For example, in October 2009, a jury in a San Antonio class action found that the Company and the other online travel companies that are defendants in the lawsuit “control” hotels for purposes of the local hotel occupancy tax ordinances at issue and are, therefore, subject to the requirements of those ordinances.  On July 1, 2011, the court issued findings of fact and conclusions of law in connection with this case.  In addition to ruling that hotel tax was due from defendants on the markup and service fee, the court held defendants liable for penalties and interest per the terms of each city’s applicable ordinance, but capped at fifteen (15%) of the total amount of unpaid taxes at the time of entry of judgment; ordinances without a penalty provision are assessed a fifteen (15%) penalty under the Texas Tax Code.  The Company expects supplemental findings of fact and conclusions of law to be issued by the court, followed by a judgment.  The Company intends to vigorously pursue an appeal of the judgment on legal and factual grounds.

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

As a result of this litigation and other attempts by jurisdictions to levy similar taxes, the Company has established a reserve for the potential resolution of issues related to hotel occupancy and other taxes in the amount of approximately $29 million at June 30, 2011 compared to approximately $26 million at December 31, 2010 (which includes, among other things, amounts related to the litigation in San Antonio). The reserve is based on the Company’s reasonable estimate, and the ultimate resolution of these issues may be less or greater, potentially significantly, than the liabilities recorded.

Developments in the Quarter ending June 30, 2011

In the quarter ending June 30, 2011, one new case was commenced.  County of Volusia, et al. v. Priceline.com, Inc., et al. (Circuit Court of Volusia County, Florida) was filed on April 20, 2011.

Two cases were dismissed in their entirety during the quarter.  In Horry County, South Carolina, et al. v. Hotels.com, LP, et al. (Court of Common Pleas, Horry County, South Carolina; filed in February 2007), the parties reached an agreement resolving the case in March 2011; the matter was dismissed with prejudice pursuant to the agreement on May 16, 2011. In County of Nassau, New York v. Hotels.com, LP, et al. (U.S. District Court for the Eastern District of New York; filed in October 2006), the case was dismissed without prejudice on May 13, 2011, because of a lack of complete diversity between the parties.

The Company reached agreements resolving claims in two cases.  In July 2011, the parties executed a settlement agreement in City of Myrtle Beach, South Carolina v. Hotels.com, LP, et al. (Court of Common Pleas for Horry County, South Carolina; filed in February 2007).   The Company also reached an agreement resolving the claims in Town of Hilton Head Island, South Carolina v. Hotels.com, LP, et al. (Court of Common Pleas for Beaufort County, South Carolina; filed in April 2010).  The Company expects these cases to be dismissed pursuant to these agreements shortly.

In City of Atlanta, Georgia v. Hotels.com L.P., et al. (Superior Court of Fulton County, Georgia; filed in March 2006), on May 16, 2011, the Georgia Supreme Court affirmed the lower court’s ruling that the City was not entitled to back taxes.  The City has recently submitted an amended complaint in the trial court adding a claim for breach of trust and is seeking to renew its pursuit of claims for conversion, punitive damages and attorneys’ fees.  Defendants believe the matter was completely resolved by the Georgia Supreme Court and are opposing the City’s effort to reopen the lawsuit.

In City of Birmingham, Alabama, et al. v. Orbitz, Inc., et al. (Circuit Court of Jefferson County, Alabama; filed in December. 2009), the court granted Defendants’ motion for summary judgment.  On May 3, 2011, plaintiffs filed a notice of appeal with the Alabama Supreme Court.

In addition to these developments, a discussion of  the remaining legal proceedings listed below can be found in the section titled “Legal Proceedings” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The Company intends to vigorously defend against the claims in all of the proceedings described below.

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

Consumer Class Actions

•                  Chiste, et al. v. priceline.com Inc., et al. (United States District Court for the Southern District of New York; filed in December 2008).  The court granted the Company’s motion to dismiss all claims against it except the breach of fiduciary claim, which, on June 21, 2011, the court ordered transferred to Illinois.  On June 29, 2011, the case was transferred to the United States District Court for the Northern District of Illinois for resolution of the remaining claim, which was consolidated under Peluso v. Orbitz.com, et al., 11 Civ. 4407 on July 14, 2011.  On July 13, 2011, plaintiffs filed notices of appeal of the court’s orders in the Southern District of New York.  On July 26, 2011, the Peluso court granted plaintiff’s motion to voluntarily dismiss the claim against the Company in the Northern District of Illinois.

The Company intends to defend vigorously against the claims in all of the on-going proceedings described above.

Administrative Proceedings and Other Possible Actions

At various times, the Company has also received inquiries or proposed tax assessments from municipalities and other taxing jurisdictions relating to the Company’s charges and remittance of amounts to cover state and local hotel occupancy and other related taxes.  Among others, the City of Philadelphia, Pennsylvania; the City of Phoenix, Arizona (on behalf of itself and 12 other Arizona cities); the City of Paradise Valley, Arizona; and the City of Denver, Colorado; and state tax officials from Florida, Hawaii, Indiana, Louisiana, Maryland, New Mexico, Pennsylvania, Texas, West Virginia, Wisconsin, and Wyoming have begun formal or informal administrative procedures or stated that they may assert claims against the Company relating to allegedly unpaid state or local hotel occupancy or related taxes.  Since late 2008, the Company has received audit notices from more than forty cities in the state of California.  The Company is engaged in audit proceedings in each of those cities.  The Company has also been contacted for audit by five counties in the state of Utah and by the City of St. Louis, Missouri.

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

The Company intends to defend vigorously against the claims in all of the proceedings described in this Note 13.  The Company has accrued for certain legal contingencies where it is probable that a loss has been incurred and the amount can be reasonably estimated.  Except as disclosed, such amounts accrued are not material to the Company’s consolidated balance sheets and provisions recorded have not been material to the Company’s consolidated results of operations or cash flows.  The Company is unable to estimate the potential maximum range of loss.

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

Overview

We are a leading online travel company that offers our customers hotel room reservations at over 190,000 hotels worldwide through the Booking.com, priceline.com and Agoda brands.  We offer international car rental reservation services through TravelJigsaw, which we acquired in May 2010.  In the United States, we also offer our customers car rental reservations, airline tickets, vacation packages, cruises and destination services.

We launched our business in the United States in 1998 under the priceline.com brand and have since expanded our operations to include the Booking.com, Agoda and TravelJigsaw companies.  Our principal goal is to serve our customers with worldwide leadership in online hotel and rental car reservations.  Our business is driven primarily by international results.  During the year ended December 31, 2010, our international business (the significant majority of which is generated by Booking.com) represented approximately 69% of our gross bookings (an operating and statistical metric referring to the total dollar value, generally inclusive of all taxes and fees, of all travel services purchased by our customers), and approximately 82% of our consolidated operating income.  Given that the business of our international operations is primarily comprised of hotel reservation services, commissions earned in connection with the reservation of hotel room nights represents a substantial majority of our gross profit.

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

Over the last several years we have experienced strong growth in the number of hotel room night reservations booked through our hotel reservation services.  We believe this growth is the result of, among other things, the broader shift of travel purchases from offline to online, the high growth of travel overall in emerging markets such as Asia-Pacific and South America, and the continued innovation and execution by our teams around the world to build hotel supply, content and distribution and to improve the customer experience on our websites.  We experienced exceptionally strong year-over-year growth in the first half of 2011.  However, given the sheer size of our hotel reservation business, we believe it is highly likely that our year-over-year growth rates will generally decelerate on a quarterly sequential basis in the future.  Economic conditions in general, and hotel occupancy rates (a common metric that measures hotel customer usage) and average daily rates (“ADR’s”) in particular, generally improved throughout 2010, resulting in progressively more challenging year-over-year quarterly comparisons as we proceed through the second half of 2011.  The third quarter of 2010 is a particularly challenging quarter to compare against because our growth rate had accelerated from the second quarter of 2010.  Thus far in the third quarter of 2011, we have experienced deceleration in year-over-year hotel room night reservation growth as compared to the year-over-year growth rate in the second quarter of 2011, and we expect to experience further deceleration in growth rates as we proceed through the remainder of the quarter.

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

Large, established Internet search engines with substantial resources and expertise in developing online commerce and facilitating Internet traffic are creating — and intend to further create — inroads into online travel, both in the U.S. and internationally.  For example, earlier this year, the U.S. Department of Justice approved Google’s acquisition of ITA Software, Inc., a major flight information software company, which will allow Google to pursue the creation of new flight search tools that will enable users to find fares, schedules and availability directly on Google.  Google has also invested in HomeAway, a publicly traded vacation home rental service, and launched “Hotel Finder” in July 2011, a utility that allows users to search and compare hotel accommodations based on parameters set by the user.  In addition, Microsoft has launched Bing Travel, a “meta-search” site, which searches for airfare and hotel reservations online and predicts the best time to purchase them.  “Meta-search” sites leverage their search technology to aggregate travel search results for the searcher’s specific itinerary across supplier, travel agent and other websites and, in many instances, compete directly with us for customers.  Some meta-search sites, such as Kayak.com, which recently began offering its users the ability to make hotel reservations directly on its website, may evolve into more traditional online travel sites.  These initiatives, among others, illustrate Google’s and Bing’s clear intention to more directly appeal to travel consumers by showing consumers more detailed travel search results, including specific information for travelers’ own itineraries, which could lead to suppliers or others gaining a larger share of Google’s or Bing’s traffic or may ultimately lead to search engines maintaining transactions within their own websites.  If Google, as the single largest search engine in the world, or Bing, or other leading search engines refer significant traffic to these or other travel services that they develop in the future, it could result in, among other things, more competition from supplier websites and higher customer acquisition costs for third-party sites such as ours and could have a material adverse effect on our business, results of operations and financial condition.

Hotels are increasingly offering hotel room reservations through “daily deal” websites such as Groupon and Living Social, which sell coupons to customers at a substantial discount.  Expedia recently entered into a partnership with Groupon to sell hotel room reservations to Groupon customers under the “Groupon Getaways” brand name.  If these new services are successful, we may experience less demand for our services and are likely to face more competition for access to the limited supply of discounted hotel room rates.

International Trends.  The size of the travel market outside of the United States is substantially greater than that within the United States.  Historically, Internet adoption rates and e-commerce adoption rates of international consumers have trailed those of the United States.  However, international consumers are rapidly moving to online means for purchasing travel.  Accordingly, recent international online travel growth rates have substantially exceeded, and are expected to continue to exceed, the growth rates within the United States.  In addition, the base of hotel suppliers in Europe and Asia is particularly fragmented compared to that in the United States, where the hotel market is dominated by large hotel chains.  We believe online reservation systems like ours may be more appealing to small chains and independent hotels more commonly found outside of the United States.  Our growth has primarily been generated by our international hotel reservation service brands, Booking.com and Agoda.  Booking.com, our most significant brand, currently includes over 155,000 hotels on its website as compared to about 96,000 hotels last year.  Booking.com has added hotels over the past year in its core European market as well as higher-growth markets such as North America, Asia-Pacific and South America.  An increasing amount of our business from a destination and point-of-sale perspective is conducted in these newer markets which are growing faster than our overall growth rate.  We believe these trends and factors have enabled us to become the top online hotel reservation service provider in the world as measured by room nights booked.

As our international operations have become significant contributors to our results and international hotel bookings have become of increased importance to our earnings, we have seen, and expect to continue to see, changes in certain of our operating expenses and other financial metrics.  For example, because Booking.com and Agoda utilize online search and affiliate marketing as the principal means of generating traffic to their websites, our online advertising expense has increased significantly over recent years, a trend we expect to continue throughout the remainder of 2011.  In addition, and as discussed in more detail below, we have seen the effects of seasonal fluctuations on our operating results change as a result of different revenue recognition policies that apply to our price-disclosed services (including our international hotel service) as compared to our Name Your Own Price® services, as well as increased business in the southern hemisphere, which has different seasonality than the northern hemisphere.

Another impact of the growing importance of Booking.com, Agoda and TravelJigsaw is our increased exposure to foreign currency exchange risk.  Because we are conducting a significant and growing portion of our business outside the United States and are reporting our results in U.S. Dollars, we face exposure to adverse movements in currency exchange rates as the financial results of our international operations are translated from local currency (principally the Euro and the British Pound Sterling) into U.S. Dollars upon consolidation.  A strengthening of the Euro increases our Euro-denominated net assets, gross bookings, gross profit, operating expenses, and net income as expressed in U.S. Dollars, while a weakening of the Euro decreases our Euro-denominated net assets, gross bookings, gross profit, operating expenses, and net income as expressed in U.S. Dollars.  Greece, Ireland, Portugal and certain other European Union countries with high levels of sovereign debt have had difficulty refinancing that debt.  Concern around devaluation or abandonment of the Euro common currency, or that sovereign default risk may be more widespread and could include the U.S., has led to significant volatility in the exchange rate between the Euro, the U.S. dollar and other currencies.  We generally enter into derivative instruments to minimize the impact of short-term currency fluctuations on our consolidated operating results.  However, such derivative instruments are short term in nature and not designed to hedge against currency fluctuation that could impact our foreign currency denominated gross bookings, revenue or gross profit (see Note 5 to the Unaudited Consolidated Financial Statements for additional information on our derivative contracts).  Our international operations contributed approximately $612.9 million and $1.0 billion to our revenues for the three and six months ended June 30, 2011, respectively, which compares to $322.6 million and $538.3 million for the three and six months ended June 30, 2010, respectively (year-over-year growth of approximately 90% and 86% respectively).  Revenue attributable to our international operations increased on a local currency basis by approximately 71% and 74% in the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010.

Domestic Trends.  Competition in domestic online travel remains intense and traditional online travel companies are creating new promotions and consumer value features in an effort to gain competitive advantage.  In particular, the competition to provide “opaque” hotel services to consumers, an area in which priceline.com has been a leader, has become more intense over the recent past.  For example, in the fourth quarter of 2010, Expedia began making opaque hotel room reservations available on its principal website under the name “Expedia Unpublished Rates” and has been supporting the initiative with a national television advertising campaign.  In addition, in 2009, Travelocity launched an opaque price-disclosed hotel booking service that allows customers to book rooms at a discount.  As with our Name Your Own Price® hotel booking service, for these services, the name of the hotel is not disclosed until after purchase.  We believe these new offerings, in particular Expedia Unpublished Rates, have adversely impacted the market share and year-over-year growth rate for our opaque hotel service.  In addition, hotels are increasingly offering discounted hotel room reservations through “daily deal” websites such as Groupon and Living Social.  If Expedia or Travelocity are successful in growing their opaque hotel service, and/or “daily deal”

websites are successful in garnering a sizable share of discounted hotel bookings, we may have less consumer demand for our opaque hotel service over time and we are likely to face more competition for access to the limited supply of discounted hotel room rates.  As a result, we believe our share of the discount hotel market in the U.S. could further decrease.

We believe that for a number of reasons, including the recent significant year-over-year increase in retail airfares, consumers are engaging in increased shopping behavior before making a travel purchase than they engaged in previously.  Increased shopping behavior reduces our advertising efficiency and effectiveness because traffic becomes less likely to result in a purchase on our website, and such traffic is more likely to be obtained through paid online advertising channels than through free direct channels.

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

Some travel suppliers are encouraging third-party travel intermediaries, such as us, to develop technology to bypass the traditional GDSs, such as enabling direct connections to the travel suppliers or using alternative global distribution methods.  For example, in 2011, we enabled a direct connection with American Airlines.  During 2011, American content was temporarily unavailable on Expedia and Orbitz due to disputes related to enabling a direct connection.  We believe that this is consistent with an effort on the part of American Airlines, and the airline industry in general, to reduce distribution costs and could be indicative of the airlines in general becoming more aggressive in requiring online travel agents to implement direct connections.  Development and implementation of the technology to enable additional direct connections to travel suppliers could cause us to incur additional operating expenses, increase the frequency/duration of system problems and delay other projects.  In addition, any additional migration toward direct connections would reduce the compensation we receive from GDSs.

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

Domestic airlines have reduced capacity and increased fares since the latter part of 2009, a trend which may continue.  Decreases in capacity reduce the amount of airline tickets available to us, while significant increases in average airfares in 2010 and thus far in 2011 have adversely impacted leisure travel demand.  Reduced airline capacity and demand negatively impact our priceline.com air business, which in turn has negative repercussions on our priceline.com hotel and rental car businesses.  Our rental car business is further impacted by decreases in rental car fleets, which has negatively impacted our Name Your Own Price® rental car service.  In addition, each of Hertz and Avis has recently pursued strategies to acquire the Dollar-Thrifty Automotive Group.  The merger or acquisition of the Dollar-Thrifty Automotive Group by Hertz, Avis or another rental car company could result in a further decrease of rental car availability.  As a result of these challenges, we experienced a decline in Name Your Own Price® airline tickets and rental car days during the year ended December 31, 2010 compared to 2009.   Our access to discounted airline ticket and rental cars improved during the three months ended June 30, 2011 as compared to recent quarters, but we expect continued variability in the breadth and depth of discounted airline tickets and rental car rates made available to us in the future, depending on market conditions from time to time.

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

For example, in early 2011, Japan was struck by a major earthquake, tsunami and nuclear emergency.  Japan is an important source of travel demand for Agoda, and these crises have had an adverse impact on travel demand originating in Japan.  In addition, in early 2010, civil unrest in Thailand, a key market for our Agoda business and the Asian business of Booking.com, negatively impacted booking volumes in this market at the time.  Clashes involving Thai security forces, anti-government demonstrators and groups supporting the government resulted in violence in various locations in Bangkok, causing the temporary relocation of Agoda’s Thailand-based operations.  Thailand has experienced disruptive civil unrest in prior years as well and continued or future civil or political unrest could further disrupt our business and operations in Thailand.

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

Seasonality.  A meaningful amount of retail gross bookings are generated early in the year, as customers plan and reserve their spring and summer vacations in the Northern Hemisphere.  However, we will not recognize associated revenue until future quarters when the travel occurs.  From a cost perspective, we expense the substantial majority of our advertising activities as they are incurred, which is typically in the quarter in which bookings are generated.  As a result, we typically experience our highest levels of profitability in the second and third quarters of the year, which is when we experience the highest levels of booking and travel consumption for the year for our North American and European businesses.  However, we experience the highest levels of booking and travel consumption for our Asia-Pacific and South American businesses in the first and fourth quarters.  Therefore, if these businesses continue to grow faster than our North American and European businesses, our operating results for the first and fourth quarters of the year may become more significant over time as a percentage of full year operating results.

Results of Operations

Three and Six Months Ended June 30, 2011 compared to the Three and Six Months Ended June 30, 2010

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

Gross bookings resulting from hotel room night reservations, rental car days and airline tickets reserved through our domestic and international operations for the three and six months ended June 30, 2011 and 2010 were as follows (numbers may not total due to rounding):

	Three Months Ended June 30, (in millions)			Six Months Ended June 30, (in millions)
	2011	2010	Change	2011	2010	Change

Domestic	$1,308	$1,154	13.4%	$2,437	$2,143	13.7%
International	4,472	2,256	98.2%	8,008	4,232	89.2%
Total	$5,780	$3,410	69.5%	$10,445	$6,375	63.9%

Gross bookings increased by 69.5% and 63.9% for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010, principally due to 55.6% and 55.7% growth in hotel room night reservations, respectively.  The 98.2% increase in international gross bookings (growth on a local currency basis was approximately 79%) was attributable to growth in international hotel room night reservations for our Booking.com and Agoda businesses, as well as higher average daily rates charged for hotel stays.  International gross bookings for the three and six months ended June 30, 2011 includes $154 million and $250 million, respectively, from TravelJigsaw, which was acquired in May 2010, compared to $44 million for the same periods of 2010.  Domestic gross bookings increased by 13.4% and 13.7% for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010, primarily due to growth in price-disclosed hotel room night reservations, airline tickets booked, which was compounded by an increase in average fares, and Name Your Own Price® hotel room night reservations.

Gross bookings resulting from hotel room night reservations, rental car days and airline tickets sold through our agency and merchant models for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30, (in millions)			Six Months Ended June 30, (in millions)
	2011	2010	Change	2011	2010	Change

Agency	$4,725	$2,683	76.1%	$8,507	$5,057	68.2%
Merchant	1,055	727	45.1%	1,939	1,318	47.1%
Total	$5,780	$3,410	69.5%	$10,445	$6,375	63.9%

Agency gross bookings increased 76.1% and 68.2% for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010, due to growth in the sale of Booking.com hotel room night reservations.  Our U.S. business also contributed growth in reservations of price-disclosed hotel room nights, airline tickets and rental car days.  Merchant gross bookings increased 45.1% and 47.1% for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010, due to an increase in the sale of Agoda and priceline.com price-disclosed and Name Your Own Price®  hotel room night reservations, Name Your Own Price® airline tickets and rental car days, and the inclusion of TravelJigsaw since its acquisition in May 2010.  Gross bookings for TravelJigsaw were $154 million and $250 million for the three and six months ended June 30, 2011, respectively, compared to $44 million for the three and six months ended June 30, 2010.

	Hotel Room Nights	Rental Car Days	Airline Tickets

Three Months ended June 30, 2011	36.1 million	6.6 million	1.7 million

Three Months ended June 30, 2010	23.2 million	4.3 million	1.6 million

Six Months ended June 30, 2011	67.3 million	11.5 million	3.3 million

Six Months ended June 30, 2010	43.2 million	7.3 million	3.2 million

Hotel room night reservations increased by 55.6% and 55.7% for the three and six months ended June 30, 2011, compared to the same periods in 2010, respectively, principally due to an increase in Booking.com agency room night reservations, Agoda and priceline.com price-disclosed room night reservations, and Name Your Own Price® room night reservations.  Booking.com, our most significant brand, currently includes over 155,000 hotels on its website as compared to about 96,000 hotels last year.  Booking.com has added hotels over the past year in its core European market as well as higher-growth markets such as North America, Asia-Pacific and South America.  An increasing amount of our business from a destination and point-of-sale perspective is conducted in these newer markets which are growing faster than our overall growth rate.  Our U.S. agency hotel reservations benefitted from the inclusion of U.S. hotels from Booking.com supply on the priceline.com website.

Rental car day reservations increased by 54.6% and 58.8% for the three and six months ended June 30, 2011, compared to the same periods in 2010, respectively, due primarily to the inclusion of rental car day reservations from TravelJigsaw, which we acquired in May 2010, as well as an increase in priceline.com price-disclosed rental car days and Name Your Own Price® rental car days in the U.S. due to an increase in discounted rental car availability in the marketplace.

Airline ticket reservations increased by 7.3% and 4.8% for the three and six months ended June 30, 2011, compared to the same periods in 2010, respectively, due to an increase in price-disclosed airline ticket reservations, which benefited from the temporary absence of American Airlines on the Expedia and Orbitz websites during the three and six months of 2011, and an increase in the sale of Name Your Own Price® airline ticket reservations.

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

•                  Other revenues are derived primarily from advertising on our websites.

	Three Months Ended June 30,			Six Months Ended June 30,
	($000)			($000)
	2011	2010	Change	2011	2010	Change
Merchant Revenues	$530,530	$446,669	18.8%	$985,334	$814,933	20.9%
Agency Revenues	569,181	317,512	79.3%	920,603	530,755	73.5%
Other Revenues	3,005	3,258	(7.8)%	6,098	6,144	(0.7)%
Total Revenues	$1,102,716	$767,439	43.7%	$1,912,035	$1,351,832	41.3%

Merchant Revenues

Merchant revenues for the three and six months ended June 30, 2011 increased 18.8% and 20.9%, respectively, compared to the same periods in 2010, primarily due to increases in Agoda price-disclosed hotel room reservations and Name Your Own Price® hotel room night reservations and airline tickets, the inclusion of TravelJigsaw since its acquisition in May 2010, and an increase in priceline.com price-disclosed merchant hotel room night reservations.

Agency Revenues

Agency revenues for the three and six months ended June 30, 2011 increased 79.3% and 73.5%, respectively, compared to the same periods in 2010, primarily as a result of growth in the business of Booking.com.  Our U.S. agency hotel room reservations benefited from the integration of U.S. hotels from the Booking.com extranet into the priceline.com website.

Other Revenues

Other revenues during the three and six months ended June 30, 2011 consisted primarily of advertising revenues.  Other revenues for the three months ended June 30, 2011 decreased 7.8% compared to the same period in 2010, and were flat for the six months ended June 30, 2011 compared to the same period in 2010.

Cost of Revenues and Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
	($000)			($000)
	2011	2010	Change	2011	2010	Change
Cost of Revenues	$353,489	$322,184	9.7%	$657,001	$587,462	11.8%
% of Merchant Revenues	66.6%	72.1%		66.7%	72.1%

Cost of Revenues

For the three and six months ended June 30, 2011, cost of revenues consisted primarily of charges from the suppliers for: (1) the cost of Name Your Own Price® hotel room reservations, net of applicable taxes, (2) the cost of Name Your Own Price® rental cars, net of applicable taxes; and (3) the cost of Name Your Own Price® airline tickets, net of the federal air transportation tax, segment fees and passenger facility charges imposed in connection with the sale of airline tickets.  Cost of revenues for the three and six months ended June 30, 2011 increased by 9.7% and 11.8%, respectively, compared to the same periods in 2010, due primarily to the increase in Name Your Own Price® discussed above.  Merchant price-disclosed hotel and rental car reservations are recorded in merchant revenues net of the amounts paid to suppliers and therefore, there is no associated cost of revenues for merchant price-disclosed revenues.  Cost of revenues as a percentage of their associated merchant revenues decreased primarily due to the increase in merchant price-disclosed hotel revenues and the addition of TravelJigsaw merchant revenue, all of which are recorded on a “net” basis.

Agency revenues are recorded at their net amount, which are amounts received less amounts paid to suppliers, if any, and therefore, there are no costs of agency revenues.

Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
	($000)			($000)
	2011	2010	Change	2011	2010	Change
Gross Profit	$749,227	$445,255	68.3%	$1,255,035	$764,370	64.2%
Gross Margin	67.9%	58.0%		65.6%	56.5%

Total gross profit for the three and six months ended June 30, 2011 increased by 68.3% and 64.2%, respectively, compared to the same periods in 2010, primarily as a result of increased revenue discussed above.  Total gross margin (gross profit expressed as a percentage of total revenue) increased during the three and six months ended June 30, 2011, compared to the same periods in 2010, because Name Your Own Price® revenues, which are recorded “gross” with a corresponding cost of revenue, represented a smaller percentage of total revenues compared to retail, price-disclosed revenues which are primarily recorded “net” with no corresponding cost of revenues.  Because Name Your Own Price® transactions are reported “gross” and retail transactions are primarily recorded on a “net” basis, we believe that gross profit has become an increasingly important measure of evaluating growth in our business.  Our international operations accounted for approximately $612.1 million and $1.0 billion of our gross profit for the three and six months ended June 30, 2011, respectively, which compares to $321.8 million and $536.7 million for the same periods in 2010, respectively.  Gross profit attributable to our international operations increased, on a local currency basis, by approximately 71% and 74% in the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010.

Operating Expenses

Advertising

	Three Months Ended June 30,			Six Months Ended June 30,
	($000)			($000)
	2011	2010	Change	2011	2010	Change
Online Advertising	$236,282	$132,518	78.3%	$421,391	$245,627	71.6%
% of Total Gross Profit	31.5%	29.8%		33.6%	32.1%
Offline Advertising	$9,815	$10,123	(3.0)%	$21,429	$21,911	(2.2)%
% of Total Gross Profit	1.3%	2.3%		1.7%	2.9%

Online advertising expenses primarily consist of the costs of (1) search engine keyword purchases; (2) affiliate programs; (3) banner and pop-up advertisements; and (4) e-mail campaigns.  For the three and six months ended June 30, 2011, online advertising expenses increased over the same periods in 2010, primarily to support increased hotel room night reservations for Booking.com, Agoda and priceline.com, as well the inclusion of online advertising for TravelJigsaw since its acquisition in May 2010.  Online advertising as a percentage of gross profit increased for the three and six months ended June, 2011 compared to the same periods in 2010.  The increase is driven primarily by brand mix rather than a change in the fundamental efficiency of our online advertising by brand.  Our international businesses are growing faster than our priceline.com business in the U.S., and spend a higher percentage of gross profit on online advertising.  Furthermore, priceline.com is obtaining an increasing share of its traffic though online advertising, a trend which we expect to continue.  We recognize advertising expense at the time of booking, but recognize the gross profit for price-disclosed reservations when the travel is completed.  Offline advertising expenses are related to our domestic television, print and radio advertising for priceline.com.  For the three and six months ended June 30, 2011, offline advertising expenses decreased compared to the same periods in 2010, primarily due to lower advertisement production costs.

Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
	($000)			($000)
	2011	2010	Change	2011	2010	Change
Sales and Marketing	$41,030	$28,490	44.0%	$75,807	$52,603	44.1%
% of Total Gross Profit	5.5%	6.4%		6.0%	6.9%

Sales and marketing expenses consist primarily of (1) credit card processing fees associated with merchant transactions; (2) fees paid to third-parties that provide call center, website content translations and other services (3) provisions for credit card chargebacks; and (4) provisions for bad debt, primarily related to agency hotel commission receivables.  For the three and six months ended June 30, 2011, sales and marketing expenses, which are substantially variable in nature, increased over the same periods in 2010, primarily due to increased gross booking volumes.  Costs associated with merchant bookings for our U.S. business is the largest component of sales and marketing expense.  Our U.S. merchant gross profit grew more slowly than our total gross profit, which benefited from the high growth in our international agency business, and as a result, sales and marketing expenses as a percentage of total gross profit for the three and six months ended June 30, 2011 declined compared to the same periods of 2010.

Personnel

	Three Months Ended June 30,			Six Months Ended June 30,
	($000)			($000)
	2011	2010	Change	2011	2010	Change
Personnel	$85,766	$62,850	36.5%	$160,988	$112,628	42.9%
% of Total Gross Profit	11.4%	14.1%		12.8%	14.7%

Personnel expenses consist of compensation to our personnel, including salaries, bonuses, payroll taxes, employee health benefits and stock-based compensation. For the three and six months ended June 30, 2011, personnel expenses increased over the same periods in 2010, due primarily to increased headcount to support the growth of our business and the inclusion of TravelJigsaw since its acquisition in May 2010.  Stock-based compensation expense was approximately $13.1 million and $15.5 million for the three months ended June 30, 2011 and 2010, respectively, and approximately $27.1 million and $27.4 million for the six months ended June 30, 2011 and 2010, respectively.  Stock-based compensation expense is lower in the three months ended June 30, 2011 as compared to the same period in 2010, because for the three months ended June 30, 2010, this amount included the cumulative impact of $3.1 million to reflect an increase in the estimated probable outcome for certain performance share units.

General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	($000)			($000)
	2011	2010	Change	2011	2010	Change
General and Administrative	$29,736	$22,462	32.4%	$55,614	$40,493	37.3%
% of Total Gross Profit	4.0%	5.0%		4.4%	5.3%

General and administrative expenses consist primarily of: (1) fees for outside professionals, including litigation expenses; (2) occupancy expenses; and (3) personnel related expenses such as recruiting, training and travel expenses. General and administrative expenses increased during the three and six months ended June 30, 2011, over the same periods in 2010, due to higher personnel related and office expenses to support growth in our international operations and the inclusion of TravelJigsaw since its acquisition in May 2010, partially offset by lower professional fees related to the acquisition of TravelJigsaw in May 2010.

Information Technology

	Three Months Ended June 30,			Six Months Ended June 30,
	($000)			($000)
	2011	2010	Change	2011	2010	Change
Information Technology	$8,239	$4,895	68.3%	$14,908	$9,503	56.9%
% of Total Gross Profit	1.1%	1.1%		1.2%	1.2%

Information technology expenses consist primarily of: (1) system maintenance and software license fees; (2) outsourced data center costs relating to our domestic and international data centers; (3) data communications and other expenses associated with operating our Internet sites; and (4) payments to outside consultants. For the three and six months ended June 30, 2011, information technology expenses increased compared to the same periods in 2010, due primarily to growth in our worldwide operations.

Depreciation and Amortization

	Three Months Ended June 30,			Six Months Ended June 30,
	($000)			($000)
	2011	2010	Change	2011	2010	Change
Depreciation and Amortization	$13,651	$10,758	26.9%	$26,130	$20,537	27.2%
% of Total Gross Profit	1.8%	2.4%		2.1%	2.7%

Depreciation and amortization expenses consist of: (1) amortization of intangible assets with determinable lives; (2) amortization of internally developed and purchased software, (3) depreciation of computer equipment; and (4) depreciation of leasehold improvements, office equipment and furniture and fixtures.  For the three and six months ended June 30, 2011, depreciation and amortization expense increased from the same periods in 2010, primarily due to acquisition-related amortization in connection with our acquisition of TravelJigsaw in May 2010.

Other Income (Expense)

	Three Months Ended June 30,			Six Months Ended June 30,
	($000)			($000)
	2011	2010	Change	2011	2010	Change
Interest Income	$2,129	$940	126.5%	$3,550	$1,795	97.8%
Interest Expense	(7,795)	(9,267)	(15.9)%	(15,510)	(14,072)	10.2%
Foreign Currency Transactions and Other	(2,451)	1,039	(336.0)%	(9,523)	(2,092)	355.1%
Total	$(8,117)	$(7,288)	11.4%	$(21,483)	$(14,369)	49.5%

For the three and six months ended June 30, 2011, interest income on cash and marketable securities increased over the same periods in 2010, primarily due to an increase in the average balance invested.  Interest expense decreased for the three months ended June 30, 2011, as compared to the same period in 2010, primarily due to a decrease in the average outstanding debt.  Interest expense increased for the six months ended June 30, 2011, as compared to the same period in 2010, primarily due to an increase in the average outstanding debt resulting from the March 2010 issuance of $575 million aggregate principal amount of convertible senior notes.  “Foreign currency transactions and other” includes foreign exchange losses of $0.4 million and $2.1 million for the three and six months ended June 30, 2011, respectively, compared to foreign exchange gains of $6.0 million and $8.6 million for the three and six months ended June 30, 2010, respectively, related to foreign exchange derivative contracts.  Foreign exchange transaction losses, including fees on foreign exchange transactions, were approximately $2.0 million and $7.4 million for the three and six months ended June 30, 2011, respectively, compared to a loss of $2.1 million and $2.5 million for the three months ended June 30, 2010, respectively.  In addition, losses of $2.9 million and $8.1 million for the three and six months ended June 30, 2010, respectively, resulted from convertible debt conversions.

Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	($000)			($000)
	2011	2010	Change	2011	2010	Change
Income Tax Expense	$60,314	$51,275	17.6%	$96,993	$78,228	24.0%

Our effective tax rate for the three and six months ended June 30, 2011 was 19.1% and 21.2%, respectively.  Our effective tax rate for the three and six months ended June 30, 2011 differs from the expected tax provision at the U.S. statutory tax rate of 35% principally due to lower foreign tax rates and the resolution of an uncertain tax position during the three months ended June 30, 2011.

Following the conclusion of an audit, we reversed a reserve of approximately $12.5 million in the three months ended June 30, 2011 for unrecognized tax benefits attributable to tax positions taken in 2010.  Other than this decrease in reserves for unrecognized tax benefits, we do not expect a significant change in the amount of unrecognized tax benefits during the next twelve months.

The effective tax rate for the three and six months ended June 30, 2011 is lower compared to the same periods in 2010 primarily due to a higher percentage of foreign income, which is taxed at lower rates, and the reversal of the reserve for unrecognized tax benefits referred to above.  Our 2011 effective tax rate is also lower as a result of application of the Innovation Box Tax benefit discussed below.

Effective January 1, 2010, the Netherlands modified its corporate income tax law related to income generated from qualifying “innovative” activities (the “Innovation Box Tax”).   Earnings that qualify for the Innovation Box Tax will effectively be taxed at the rate of 5% rather than the Dutch statutory rate of 25.0%.

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

The Innovation Box Tax did not have a material impact on the Company’s 2010 results.  The Company currently expects the impact of the Innovation Box Tax to reduce its consolidated effective income tax rate for 2011 by approximately two to four percentage points.  We increased our estimate of the annual impact of Innovation Box Tax benefit this quarter, which resulted in an additional tax benefit related to the cumulative impact on first quarter of approximately $2.2 million, which was recognized during the three months ended June 30, 2011.

Due to our domestic net operating loss carryforwards, we do not expect to make tax payments on our U.S. income, except for U.S. federal alternative minimum tax and state income taxes.  However, we expect to pay foreign taxes on our foreign income.  We expect that our international operations will grow their pretax income at higher rates than the U.S. over the long term and, therefore, it is our expectation that our cash tax payments will increase as our international businesses generate an increasing share of our pre-tax income.

We were recently notified that the Internal Revenue Service will initiate an audit of our income taxes for the first time in the third quarter of 2011.  To date, we have been audited in several taxing jurisdictions with no significant adjustments as a result.  If future audits find that additional taxes are due, we may be subject to incremental tax liabilities, possibly including interest and penalties, which could have a material adverse effect on our financial condition and results of operations.

Redeemable Noncontrolling Interests

	Three Months Ended June 30,			Six Months Ended June 30,
	($000)			($000)
	2011	2010	Change	2011	2010	Change
Net loss attributable to redeemable noncontrolling interests	$91	$361	(74.8)%	$867	$361	140.2%

The net loss attributable to redeemable noncontrolling interests for the three months ended June 30, 2011 compared to the same period in 2010 decreased due to improved year-over-year operating performance for TravelJigsaw.  The net loss attributable to redeemable noncontrolling interests for the six months ended June 30, 2011 compared to the same period in 2010 increased because 2010 results only reflect TravelJigsaw since its acquisition on May 18, 2010.  The first quarter is typically TravelJigsaw’s least profitable annual quarter as a meaningful amount of gross bookings are generated and online advertising expense is incurred as customers plan and reserve their spring and summer vacations.  However, we recognize the associated revenue in future quarters when travel occurs.

Liquidity and Capital Resources

As of June 30, 2011, we had $1.9 billion in cash, cash equivalents and short-term investments.  Approximately $1.0 billion of our cash and cash equivalents and short-term investments are held by our international subsidiaries and are denominated primarily in Euros and, to a lesser extent, in British Pound Sterling. We currently intend to permanently reinvest this cash in our international operations.  We could not repatriate this cash without incurring an additional tax liability in the U.S.  Cash equivalents and short-term investments are primarily comprised of highly liquid, investment-grade debt securities.

As of June 30, 2011, we have a remaining authorization from our Board of Directors to repurchase $459.2 million of our common stock.  We may from time to time make additional repurchases of our common stock, depending on prevailing market conditions, alternate uses of capital, and other factors.

Our merchant transactions are structured such that we collect cash up front from our customers and then we pay most of our suppliers at a subsequent date.  We therefore tend to experience significant swings in supplier payables depending on the absolute level of our merchant transactions during the last few weeks of every quarter.  This can cause volatility in working capital levels and impact cash balances more or less than our operating income would indicate.

Net cash provided by operating activities for the six months ended June 30, 2011, was $499.5 million, resulting from net income of $360.3 million, non-cash items not affecting cash flows of $89.9 million and net favorable changes in working capital of $49.3 million.  The changes in working capital for the six months ended June 30, 2011, were primarily related to a $204.3 million increase in accounts payable, accrued expenses and other current liabilities, partially offset by a $154.2 million increase in accounts receivable.  The increase in these working capital balances was primarily related to seasonality and increases in business volume.  Our bookings and revenues are generally higher in the second quarter of the year than in the fourth quarter of the year which typically results in higher accounts receivable, deferred merchant bookings, accounts payable and accrued expenses at June 30, 2011 compared to December 31, 2010.  Non-cash items were primarily associated with deferred income taxes, stock-based compensation expense, depreciation and amortization, primarily from acquisition-related intangible assets and amortization of debt discount.

Net cash provided by operating activities for the six months ended June 30, 2010, was $292.0 million, resulting from net income of $168.5 million, net favorable changes in working capital of $27.7 million, and a net favorable impact of $95.8 million for non-cash items not affecting cash flows.  Non-cash items include deferred income taxes, stock-based compensation expense, depreciation and amortization, primarily from acquisition-related intangible assets, amortization of debt discount and loss on conversions of our convertible notes.  The changes in working capital for the six months ended June 30, 2010, were related to a $123.8 million increase in accounts payable, accrued expenses and other current liabilities, partially offset by an $85.5 million increase in accounts receivable.  The increase in these working capital balances was primarily related to seasonality and increases in business volume.  Our bookings and revenues are generally higher in the second quarter of the year than in the fourth quarter of the year which typically results in higher accounts receivable, deferred merchant bookings, accounts payable and accrued expenses at June 30, 2010 compared to December 31, 2009.  Deferred merchant bookings have also increased for the TravelJigsaw merchant business since its acquisition in May 2010.

Net cash used in investing activities was $100.1 million for the six months ended June 30, 2011.  Investing activities were affected by payments of $67.1 million for acquisitions, principally related to contingent consideration associated with the 2007 acquisition of Agoda, and $33.8 million paid to settle derivative contracts, partially offset by the net proceeds from purchases and sales of investments of $18.8 million.  Net cash used in investing activities was $419.6 million for the six months ended June 30, 2010.  Investing activities were affected by $326.5 million net purchase of marketable securities and a payment of $111.0 million for acquisitions and other equity investments, net of cash acquired, partially offset by $28.2 million net proceeds from foreign currency forward contracts.  Cash invested in purchases of property and equipment was $18.1 million and $10.2 million for the six months ended June 30, 2011 and 2010, respectively.

Net cash used by financing activities was approximately $155.8 million for the six months ended June 30, 2011.  The cash used in financing activities during the six months ended June 30, 2011 was primarily related to treasury stock purchases of $158.7 million, approximately $13.0 million spent to repurchase a portion of the shares underlying noncontrolling interests in TravelJigsaw, and $0.2 million of principal paid upon the conversion of senior notes, partially offset by $3.9 million of proceeds from the exercise of employee stock options and $12.2 million of excess tax benefits from stock-based compensation.  Net cash provided by financing activities was approximately $293.0 million for the six months ended June 30, 2010.  The cash provided by financing activities during the six months ended June 30, 2010 was primarily related to proceeds from the issuance of convertible senior notes with an aggregate principal amount of $575.0 million, $23.5 million of proceeds from the exercise of employee stock options, $2.3 million of excess tax benefits from stock-based compensation and proceeds of $4.3 million from the sale of shares of TravelJigsaw to certain TravelJigsaw managers, partially offset by $173.4 million paid upon the conversion of senior notes, $125.4 million of treasury stock purchases and $13.3 million of debt issuance costs.

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

The revolving credit facility provides for the issuance of up to $50.0 million of letters of credit as well as borrowings on same-day notice, referred to as swingline loans, which are available in U.S. Dollars, Euros, British Pounds Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility will be used for working capital and general corporate purposes.  As of June 30, 2011, there were no borrowings outstanding under the facility and we have issued approximately $1.6 million of letters of credit under the revolving credit facility.

Since the contingent conversion threshold for the 1.25% Convertible Senior Notes due 2013 was exceeded as of June 30, 2011, these notes are convertible at the option of the holders.  If the holders elect to convert, we will be required to pay the aggregate principal amount in cash and we will deliver cash or shares of common stock, at our option, for the conversion value in excess of the aggregate principal amount.  We would likely fund our conversion obligations with cash and cash equivalents, short-term investments and borrowings under our revolving credit facility.

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

Contingencies

A number of jurisdictions have initiated lawsuits against us related to, among other things, the payment of hotel occupancy and other taxes (i.e., state and local sales tax).  In addition, a number of municipalities have initiated audit proceedings, issued proposed tax assessments or started inquiries relating to the payment of hotel occupancy and other taxes.  To date, the majority of taxing jurisdictions in which we facilitate the making of hotel room reservations have not asserted that taxes are due and payable on our U.S. “merchant” hotel business.  With respect to jurisdictions that have not initiated proceedings to date, it is possible that they will do so in the future or that they will seek to amend their tax statutes and seek to collect taxes from us on a prospective basis.  See Note 13 to the Unaudited Consolidated Financial Statements for a description of these pending cases and proceedings and Risk Factors — “Adverse application of state and local tax laws could have an adverse effect on our business and results of operation” in this Quarterly Report.

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

To the extent that any tax authority succeeds in asserting that we have a tax collection responsibility, or we determine that we have one, with respect to future transactions, we may collect any such additional tax obligations from our customers, which would have the effect of increasing the cost of hotel room reservations to our customers, and, consequently, could make our hotel services less competitive (i.e., versus the websites of other online travel companies or hotel company websites) and reduce hotel reservation transactions; alternatively, we could choose to reduce the compensation of our services on “merchant” hotel transactions.  Either step could have a material adverse effect our business and results of operations.

As a result of this litigation and other attempts by jurisdictions to levy similar taxes, we have established a reserve which amounted to approximately $29 million and $26 million as of June 30, 2011 and December 31, 2010, respectively.  The reserve is based on our reasonable estimate, and the ultimate resolution of these issues may be less or greater than the liabilities recorded.  We believe that even if we were to suffer adverse determinations in the near term in more of the pending proceedings than currently anticipated given results to date, because of our available cash, it would not have a material impact on our liquidity.

Off-Balance Sheet Arrangements

As of June 30, 2011, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

For example, in early 2011, Japan was struck by a major earthquake, tsunami and nuclear emergency.  Japan is an important source of travel demand for Agoda, and these crises have had an adverse impact on travel demand originating in Japan.  In addition, in early 2010, civil unrest in Thailand, a key market for our Agoda business and the Asian business of Booking.com, negatively impacted booking volumes in this market at the time.  Clashes involving Thai security forces, anti-government demonstrators and groups supporting the government resulted in violence in various locations in Bangkok, causing the temporary relocation of Agoda’s Thailand-based operations.  Thailand has experienced disruptive civil unrest in prior years as well and continued or future civil or political unrest could further disrupt our business and operations in Thailand.

In addition, work stoppages or labor unrest at any of the major airlines could materially adversely affect the airline industry and, as a consequence, have a material adverse effect on our business, results of operations and financial condition.

We are exposed to fluctuations in currency exchange rates.

As a result of the growth of Booking.com and Agoda, and the acquisition of TravelJigsaw, we are conducting a significant portion of our business outside the United States and are reporting our results in U.S. Dollars.  As a result, we face exposure to adverse movements in currency exchange rates as the financial results of our international operations are translated from local currency (principally the Euro and the British Pound Sterling) into U.S. Dollars upon consolidation.  In addition, with respect to our international merchant bookings, because there is a difference in the timing of when we receive payment from a customer (up front) and when we pay the travel supplier (often after the hotel stay or rental car pickup), we have currency exchange exposure on these transactions.  Our international operations contributed approximately $612.9 million and $1.0 billion to our revenues for the three and six months ended June 30, 2011, respectively, which compares to $322.6 million and $538.3 million for the three and six months ended June 30, 2010, respectively, (year-over-year growth of approximately 90% and 86%, respectively).  Revenue attributable to our international operations increased on a local currency basis by approximately 71% and 74% in the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010.  Booking.com, Agoda and TravelJigsaw also face foreign exchange risk as their foreign-denominated revenues, expenses, receivables and payables are translated into their respective functional currencies.

A strengthening of the Euro increases our Euro-denominated net assets, gross bookings, gross profit, operating expenses, and net income as expressed in U.S. Dollars, while a weakening of the Euro decreases our Euro-denominated net assets, gross bookings, gross profit, operating expenses, and net income as expressed in U.S. Dollars.  Greece, Ireland, Portugal and certain other European Union countries with high levels of sovereign debt have had difficulty refinancing that debt.  Concern around devaluation or abandonment of the Euro common currency, or that sovereign default risk may be more widespread and could include the U.S., has led to significant volatility in the exchange rate between the Euro, the U.S. dollar and other currencies over the past several years.

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

Large, established Internet search engines with substantial resources and expertise in developing online commerce and facilitating Internet traffic are creating — and intend to further create — inroads into online travel, both in the U.S. and internationally.  For example, earlier this year, the U.S. Department of Justice approved Google’s acquisition of ITA Software, Inc., a major flight information software company, which will allow Google to pursue the creation of new flight search tools that will enable users to find fares, schedules and availability directly on Google.  Google has also invested in HomeAway, a publicly traded vacation home rental service, and launched “Hotel Finder” in July 2011, a utility that allows users to search and compare hotel accommodations based on parameters set by the user.  In addition, Microsoft has launched Bing Travel, a “meta-search” site, which searches for airfare and hotel reservations online and predicts the best time to purchase them.  “Meta-search” sites leverage their search technology to aggregate travel search results for the searcher’s specific itinerary across supplier, travel agent and other websites and, in many instances, compete directly with us for customers.  Some meta-search sites, such as Kayak.com, which recently began offering its users the ability to make hotel reservations directly on its website, may evolve into more traditional online travel sites.  These initiatives, among others, illustrate Google’s and Bing’s clear intention to more directly appeal to travel consumers by showing consumers more detailed travel search results, including specific information for travelers’ own itineraries, which could lead to suppliers or others gaining a larger share of Google’s or Bing’s traffic or may ultimately lead to search engines maintaining transactions within their own websites.  If Google, as the single largest search engine in the world, or Bing, or other leading search engines refer significant traffic to these or other travel services that they develop in the future, it could result in, among other things, more competition from supplier websites and higher customer acquisition costs for third-party sites such as ours and could have a material adverse effect on our business, results of operations and financial condition.

Hotels are increasingly offering hotel room reservations through “daily deal” websites such as Groupon and Living Social, which sell coupons to customers at a substantial discount.  Expedia recently entered into a partnership with Groupon to sell hotel room reservations to Groupon customers under the “Groupon Getaways” brand name.  If these new services are successful, we may experience less demand for our services and are likely to face more competition for access to the limited supply of discounted hotel room rates.

Competition in domestic online travel remains intense and traditional online travel companies are creating new promotions and consumer value features in an effort to gain competitive advantage.  In particular, the competition to provide “opaque” hotel services to consumers, an area in which priceline.com has been a leader, has become more intense over the recent past.  For example, in the fourth quarter of 2010, Expedia began making opaque hotel room reservations available on its principal website under the name “Expedia Unpublished Rates” and has been supporting the initiative with a national television advertising campaign.  In addition, in 2009, Travelocity launched an opaque price-disclosed hotel booking service that allows customers to book rooms at a discount.  As with our Name Your Own Price® hotel booking service, for these services, the name of the hotel is not disclosed until after purchase.  We believe these new offerings, in particular Expedia Unpublished Rates, have adversely impacted the market share and year-over-year growth rate for our opaque hotel service.  If Expedia or Travelocity are successful in growing their opaque hotel service, we may have less consumer demand for our opaque hotel service over time and we are likely to face more competition for access to the limited supply of discounted hotel room rates.  As a result, we believe our share of the discount hotel market in the U.S. could further decrease.

We believe that for a number of reasons, including the recent significant year-over-year increase in retail airfares, consumers are engaging in increased shopping behavior before making a travel purchase than they engaged in previously.  Increased shopping behavior reduces our advertising efficiency and effectiveness because traffic becomes less likely to result in a purchase on our website, and such traffic is more likely to be obtained through paid online advertising channels than through free direct channels.

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

Historically, for our merchant business in the U.S., we have relied on fees paid to us by GDSs for travel bookings made through GDSs for a portion of our gross profit. We rebate certain GDS costs to certain suppliers in exchange for contractual considerations such as those relating to pricing and availability, and expect to continue to do so in the future.  Suppliers put pressure on us to reduce our aggregate compensation and book through lower cost channels to receive full content and avoid penalties.  We have agreements with a number of suppliers to obtain access to content, and are in continuing discussions with others to obtain similar access.  If we were denied access to full content or had to impose service fees on our services, it could have a material adverse effect on our business, results of operations and financial condition.

With respect to our airline suppliers, the airline industry has experienced a shift in market share from full-service carriers to low-cost carriers that focus primarily on discount fares to leisure destinations and we expect this trend to continue.  Some low-cost carriers, such as Southwest, have not historically distributed their tickets through us or other third-party intermediaries.  In addition, certain airlines have significantly limited or eliminated sales of airline tickets through opaque channels, preferring to consistently show the lowest available price on their own website.  Since the start of the worldwide recession, domestic airline capacity has been significantly reduced, which reduces the number of airline tickets available to our customers and the amount of discounted airline tickets available for our Name Your Own Price® business.  During 2010 and the first half of 2011, airlines significantly increased their average fares over prior periods, which adversely impacts travel demand.  Reduced airline capacity and lower travel demand negatively impact our priceline.com air business, which in turn has negative repercussions on our priceline.com hotel and rental car businesses, and could have a material adverse effect on our business, results of operations and financial condition.  Conversely, decreased airfares can adversely impact our Name Your Own Price® airline tickets sales by reducing the amount of absolute dollar savings as compared to retail airline tickets.

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

Some travel suppliers are encouraging third-party travel intermediaries, such as us, to develop technology to bypass the traditional GDSs, such as enabling direct connections to the travel suppliers or using alternative global distribution methods.  For example, in 2011, we enabled a direct connection with American Airlines.  During 2011, American content was temporarily unavailable on Expedia and Orbitz due to disputes related to enabling a direct connection.  We believe that this is consistent with an effort on the part of American Airlines, and the airline industry in general, to reduce distribution costs and could be indicative of the airlines in general becoming more aggressive in requiring online travel agents to implement direct connections.  Development and implementation of the technology to enable additional direct connections to travel suppliers could cause us to incur additional operating expenses, increase the frequency/duration of system problems and delay other projects.  In addition, any additional migration toward direct connections would reduce the compensation we receive from GDSs.

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

Each of Hertz and Avis has recently pursued strategies to acquire the Dollar-Thrifty Automotive Group.  The merger or acquisition of the Dollar-Thrifty Automotive Group by Hertz, Avis or another rental car company could result in a decrease of rental car reservations available to our rental car service.  If another major rental car supplier merges or consolidates with, or is acquired by, another company that either does not participate in the priceline.com system or that participates on substantially lower levels, the surviving company may elect not to participate in our system or to participate at lower levels than the previous supplier.  The loss of any rental car supplier participant in our Name Your Own Price® system could result in other rental car suppliers electing to terminate or reduce their participation in the Name Your Own Price® system, which would negatively impact our business, results of operations and financial condition.  Similarly, industry consolidation and any resulting reduction in rental car capacity would limit the amount of availability for TravelJigsaw’s rental car service.  Furthermore, many major rental car companies are highly leveraged and the inability of a rental car company to refinance its debt, restructure its operations or emerge from a bankruptcy could lead to a reduction in rental car supply made available to us.  In addition, fewer independent suppliers reduces opacity and competition among suppliers.  In such event, if we are unable to divert sales to other suppliers, our business, results of operations and financial condition may be adversely affected.

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

In addition, rental car rates during the three months ended June 30, 2011 were generally lower than in the same period in 2010.  Because rental car days are typically less expensive than airline tickets or hotel room night reservations, a reduction in retail rental car rates has a disproportionately adverse effect on sales of Name Your Own Price® rental car days since customers may be less likely to accept the trade-offs associated with that service for lower absolute savings.

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

Our revenues and operating results have varied significantly from quarter to quarter because our business experiences seasonal fluctuations, which reflect seasonal trends for the travel services offered by our websites. Traditional leisure travel bookings in Europe and the United States are higher in the second and third calendar quarters of the year as consumers take spring and summer vacations. In the first and fourth quarters of the calendar year, demand for travel services in Europe and the United States generally declines from a seasonal perspective.  A meaningful amount of retail gross bookings are generated early in the year, as customers plan and reserve their spring and summer vacations in the Northern Hemisphere.  However, we will not recognize associated revenue until future quarters when the travel occurs.  From a cost perspective, we expense the substantial majority of our advertising activities as they are incurred, which is typically in the quarter in which bookings are generated.  As a result, we typically experience our highest levels of profitability in the second and third quarters of the year, which is when we experience the highest levels of booking and travel consumption for the year for our North American and European businesses.  However, we experience the highest levels of booking and travel consumption for our Asia-Pacific and South American businesses in the first and fourth quarters.  Therefore, if these businesses continue to grow faster than our North American and European businesses, our operating results for the first and fourth quarters of the year may become more significant over time as a percentage of full year operating results.

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

Effective January 1, 2010, the Netherlands modified its corporate income tax law related to income generated from qualifying “innovative” activities (the “Innovation Box Tax”).  Earnings that qualify for the Innovation Box Tax will effectively be taxed at the rate of 5% rather than the Dutch statutory rate of 25.0%.  Booking.com obtained a ruling from the Dutch tax authorities in February 2011 confirming that a portion of its earnings (“qualifying earnings”) is eligible for Innovation Box Tax treatment.  The ruling from the Dutch tax authorities is valid from January 1, 2010 through December 31, 2013 (the “Initial Period”).

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

We cannot guarantee that our existing security measures will prevent security breaches or attacks. A party (whether internal, external, an affiliate or unrelated third party) that is able to circumvent our security systems could steal customer information or transaction data, proprietary information or cause significant interruptions in our operations. For instance, from time to time, we have experienced “denial-of-service” type attacks on our system that have made portions of our websites slow or unavailable for periods of time.  In addition, several major corporations experienced well-publicized online security breaches during the first half of 2011, including among others, Sony, the data security firm RSA, Lockheed Martin, the email wholesaler Epsilon, the Fox broadcast network and Citigroup.  We may need to expend significant resources to protect against security breaches or to address problems caused by breaches, and reductions in website availability and response time could cause loss of substantial business volumes during the occurrence of any such incident.  These issues are likely to become more difficult as we expand the number of places where we operate and as the tools and techniques used in such attacks become more advanced.  Security breaches could result in negative publicity, damage our reputation, expose us to risk of loss or litigation and possible liability and subject us to regulatory penalties and sanctions. Security breaches could also cause customers and potential customers to lose confidence in our security, which would have a negative effect on the value of our brand.  Our insurance policies carry low coverage limits, and would likely not be adequate to reimburse us for losses caused by security breaches.

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

Proposed “Cookie” Laws Could Negatively Impact the Way We Do Business.

In June 2011, the Dutch Parliament adopted a bill to amend the Dutch Telecommunications Act.  One of the provisions of the bill is a new regulation on the use of “cookies.”  A “cookie” is a text file that is stored on a user’s web browser by a website.  Cookies are common tools used by thousands of websites, such as Booking.com and priceline.com, to, among other things, store or gather information (i.e., remember logon details so a user does not have to re-enter them when revisiting a site) and enhance the user experience on a Website.  Cookies are valuable tools for websites like Booking.com and priceline.com to improve and increase customer conversion on their websites.

This bill would require websites, such as Booking.com, to provide Dutch users with clear and comprehensive information about the storage and use of certain cookies and obtain prior consent from the user before placing certain cookie on a user’s web browser.  Consent could be accomplished by asking a user to check a box to consent to the use of the cookies before proceeding on the website (“opt-in” consent).

The bill must be adopted by the Dutch Senate before it will become law; the Dutch Senate is currently scheduled to address the bill in September 2011.  The bill is intended to implement certain provisions of the European Union’s ePrivacy Directive, which requires member countries to adopt regulations governing the use of “cookies” by websites servicing customers from the European Union.  If the Dutch bill is adopted by the Senate in its current form or if European Union countries adopt similarly restrictive “cookie” regulations that require “opt-in” consent before certain cookies can be placed on a user’s web browser, it might adversely affect our ability, in particular, Booking.com’s ability, to service certain of our customers in the manner we currently do and impair our ability to continue to improve and optimize performance on our websites.  As a result, these regulations, if adopted, could have a material adverse effect on our business, results of operations and financial condition.

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

•                  fluctuations in currency exchange rates, particularly between the U.S. Dollar and the Euro;

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

We have rapidly and significantly expanded our international operations and anticipate expanding further to pursue growth of our service offerings and customer base. For example, the number of our employees worldwide has grown from less than 700 in the first quarter of 2007, to approximately 4,300 as of June 30, 2011, which growth is mostly comprised of hires by or for our international operations.  Such expansion increases the complexity of our business and places a significant strain on our management, operations, technical performance, financial resources and internal financial control and reporting functions.

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

Until our domestic net operating loss carryforwards are utilized or expire, we do not expect to make tax payments on our U.S. income, except for U.S. federal alternative minimum tax and state income taxes.  However, we expect to pay foreign taxes on our foreign income.  We expect that our international operations will grow their pretax income at higher rates than our U.S. operations over the long term and, therefore, it is our expectation that our cash tax payments will increase as our international operations generate an increasing share of our pretax income.

We may have exposure to additional tax liabilities.

As an international corporation providing hotel reservation services around the world, we are subject to income taxes as well as non-income based taxes, in both the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. Although we believe that our tax estimates are reasonable, there is no assurance that the final determination of tax audits or tax disputes will not be different from what is reflected in our historical income tax provisions and accruals.

Changes in tax laws or tax rulings may have a significantly adverse impact on our effective tax rate. For example, proposals for fundamental U.S. international tax reform, such as certain proposals by President Obama’s Administration, if enacted, could have a significant adverse impact on our effective tax rate.

We are also subject to non-income based taxes, such as value-added, payroll, sales, use, net worth, property and goods and services taxes, in both the United States and various foreign jurisdictions. From time to time, we are under audit by tax authorities with respect to these non-income based taxes and may have exposure to additional non-income based tax liabilities.

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

We may experience similar risks in connection with any future acquisitions. We may not be successful in addressing these risks or any other problems encountered in connection with the acquisitions of Booking.com B.V., Booking.com Limited, Agoda or TravelJigsaw, or that we could encounter in future acquisitions, which would harm our business or cause us to fail to realize the anticipated benefits of our acquisitions.  As of June 30, 2011, we had approximately $719 million assigned to the intangible assets and goodwill of Booking.com B.V., Booking.com Limited, Agoda and TravelJigsaw, and therefore, the occurrence of any of the risks identified above could result in a material adverse impact, including an impairment of these assets, which could cause us to have to record a charge for impairment.  Any such charge could adversely impact our operating results, which would likely cause our stock price to decline significantly.

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

As of June 30, 2011, we held approximately $1.0 billion of cash and short-term liquid investments outside of the United States.  To date, we have used our foreign cash to reinvest in our foreign operations.  It is our current intention to reinvest our foreign cash in our foreign operations.  If our foreign cash balances continue to grow and our ability to reinvest those balances diminishes, it will become increasingly likely that we will repatriate some of our foreign cash balances to the United States.  In such event, we would likely be subject to additional income tax expenses in the United States with respect to our unremitted foreign earnings.  We would not incur an increase in tax payments unless we repatriate the cash and no longer have net operating loss carryforwards available to offset the taxable income. Additionally, if we were to repatriate foreign cash to the U.S., it would use a portion of our domestic net operating loss carryforward which could result in us being subject to cash income taxes on the earnings of our domestic business sooner than would otherwise have been the case.

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

Our business has grown substantially over the last several years and continues to expand into new geographical locations.  In addition, we have made efforts and expect to make further efforts to integrate supply across our various demand platforms.  These changes add to complexity in tax compliance, and our increased size and operating history may increase the likelihood that we will be subject to audits by taxing authorities in various jurisdictions.  We were recently notified that the Internal Revenue Service will initiate an audit of our income taxes for the first time in the third quarter of 2011.  To date, we have been audited in several taxing jurisdictions with no significant adjustments as a result.  If future audits find that additional taxes are due, we may be subject to incremental tax liabilities, possibly including interest and penalties, which could have a material adverse impact on our financial conditions and results of operations.

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

61

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

We did not experience any material changes in interest rate exposures during the three months ended June 30, 2011.  Based upon economic conditions and leading market indicators at June 30, 2011, we do not foresee a significant adverse change in interest rates in the near future.

Fixed rate investments are subject to unrealized gains and losses due to interest rate volatility.  We performed a sensitivity analysis to determine the impact a change in interest rates would have on the fair value of our available for sale investments assuming an adverse change of 100 basis points.  A hypothetical 100 basis points (1.0%) increase in interest rates would have resulted in a decrease in the fair values of our investments as of June 30, 2011 of approximately $4 million.  These hypothetical losses would only be realized if we sold the investments prior to their maturity.

As of June 30, 2011, the outstanding principal amount of our debt is approximately $575 million.  We estimate that the market value of such debt was approximately $1.0 billion as of June 30, 2011.  A substantial portion of the market value of our debt in excess of the carrying value is related to the conversion premium on the bonds.

As a result of the acquisitions of Booking.com, Agoda and TravelJigsaw, we are conducting a significant and growing portion of our business outside the United States through subsidiaries with functional currencies other than the U.S. Dollar (primarily Euros).  As a result, we face exposure to adverse movements in currency exchange rates as the financial results of our international operations are translated from local currency into U.S. Dollars upon consolidation.  If the U.S. Dollar weakens against the local currency, the translation of these foreign-currency-denominated balances will result in increased net assets, gross bookings, gross profit, operating expenses, and net income.  Similarly, our net assets, gross bookings, gross profit, operating expenses, and net income will decrease if the U.S. Dollar strengthens against local currency.  Additionally, foreign exchange rate fluctuations on transactions denominated in currencies other than the functional currency result in gains and losses that are reflected in the Consolidated Statement of Operations.  Booking.com, Agoda and TravelJigsaw are subject to risks typical of international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility.

From time to time, we enter into foreign exchange derivative contracts to minimize the impact of short-term foreign currency fluctuations on our consolidated operating results. Our derivative contracts principally address foreign exchange fluctuation risk for the Euro and the British Pound Sterling.  As of December 31, 2010, these derivatives, which were not designated as hedging instruments for accounting purposes, resulted in a liability of $0.2 million.  As of June 30, 2011, there were no outstanding derivative contracts.  Foreign exchange losses of $0.2 million and $2.0 million for the three and six months ended June 30, 2011, respectively, and foreign exchange gains of $6.1 million and $8.2 million for the three and six months ended June 30, 2010, respectively, were related to these derivatives and recorded in “Foreign currency transactions and other” in the Unaudited Consolidated Statements of Operations.

As of June 30, 2011 and December 31, 2010, we had outstanding forward currency contracts designated as hedging contracts for accounting purposes with a notional value of 405 million Euros and 378 million Euros, respectively, to hedge a portion of our net investment in a foreign subsidiary.  These contracts are all short-term in nature.  Mark-to-market adjustments on these net investment hedges are recorded as currency translation adjustments.  The fair value of these derivatives at June 30, 2011 was a liability of $16.4 million and was recorded in “Accrued expenses and other current liabilities” in the Unaudited Consolidated Balance Sheet.  The net fair value of these derivatives at December 31, 2010 was a net liability of $2.8 million, with assets of $4.0 million recorded in “Prepaid expenses and other current assets” and liabilities of $6.8 million recorded in “Accrued expenses and other current liabilities” in the Unaudited Consolidated Balance Sheet.  A hypothetical 10% strengthening of the foreign exchange rates relative to the U.S. Dollar, with all other variables held constant, would have resulted in a derivative liability of approximately $75 million as of June 30, 2011.  See Note 5 to the Unaudited Consolidated Financial Statements for further detail on our derivative instruments.

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

There was no change in the Company’s internal control over financial reporting during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

A description of material legal proceedings to which we are a party is contained in Note 13 to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the three months ended June 30, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information relating to repurchases of our equity securities during the three months ended June 30, 2011:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
					$44,866,000	(1)
April 1, 2011 — April 30, 2011	—		—	—	$20,447,000	(2)
					$393,917,000	(3)

					$44,866,000	(1)
May 1, 2011 — May 31, 2011	1,132	(4)	$530.89	—	$20,447,000	(2)
					$393,917,000	(3)

					$44,866,000	(1)
June 1, 2011 — June 30, 2011	1,631	(4)	$507.80	—	$20,447,000	(2)
					$393,917,000	(3)

Total	2,763	(4)	$517.26	—	$459,230,000

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
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2011 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICELINE.COM INCORPORATED
(Registrant)

Date: August 5, 2011	By:	/s/ Daniel J. Finnegan
		Name:	Daniel J. Finnegan
		Title:	Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)

Exhibit Index

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2011 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements.