Form 10-Q
period 2011-09-30
PRICELINE COM INC
filed 2011-11-07
CIK 1075531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒

Number of shares of Common Stock outstanding at October 31, 2011:

Common Stock, par value $0.008 per share	49,783,482
(Class)	(Number of Shares)

priceline.com Incorporated

Form 10-Q

For the Three Months Ended September 30, 2011

PART I — FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements

priceline.com Incorporated

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$421,166	$358,967
Restricted cash	3,851	1,050
Short-term investments	1,983,467	1,303,251
Accounts receivable, net of allowance for doubtful accounts of $6,833 and $6,353 respectively	345,339	162,426
Prepaid expenses and other current assets	95,906	61,211
Deferred income taxes	32,248	70,559
Total current assets	2,881,977	1,957,464
Property and equipment, net	53,843	39,739
Intangible assets, net	210,693	232,030
Goodwill	510,154	510,894
Deferred income taxes	137,462	151,408
Other assets	21,444	14,418
Total assets	$3,815,573	$2,905,953

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$169,545	$90,311
Accrued expenses and other current liabilities	305,745	243,767
Deferred merchant bookings	213,802	136,915
Convertible debt (see Note 9)	492,169	175
Total current liabilities	1,181,261	471,168

Deferred income taxes	47,448	56,440
Other long-term liabilities	37,119	42,990
Convertible debt (see Note 9)	—	476,230
Total liabilities	1,265,828	1,046,828

Redeemable noncontrolling interests (see Note 12)	76,615	45,751
Convertible debt (see Note 9)	82,831	38

Stockholders’ equity:
Common stock, $0.008 par value; authorized 1,000,000,000 shares, 57,561,537 and 56,567,236 shares issued, respectively	446	438
Treasury stock, 7,778,107 and 7,421,128 shares, respectively	(802,784)	(640,415)
Additional paid-in capital	2,394,034	2,417,092
Accumulated earnings	858,438	69,110
Accumulated other comprehensive loss	(59,835)	(32,889)
Total stockholders’ equity	2,390,299	1,813,336
Total liabilities and stockholders’ equity	$3,815,573	$2,905,953

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Merchant revenues	$573,230	$494,473	$1,558,564	$1,309,407
Agency revenues	876,601	504,010	1,797,204	1,034,765
Other revenues	2,973	3,274	9,071	9,419
Total revenues	1,452,804	1,001,757	3,364,839	2,353,591
Cost of revenues	352,656	335,569	1,009,657	923,032
Gross profit	1,100,148	666,188	2,355,182	1,430,559
Operating expenses:
Advertising — Online	279,926	172,727	701,317	418,354
Advertising — Offline	8,035	7,773	29,463	29,684
Sales and marketing	47,124	33,060	122,931	85,663
Personnel, including stock-based compensation of $13,298, $21,176, $40,404 and $48,550, respectively	94,463	82,007	255,450	194,635
General and administrative	31,717	15,730	87,334	56,224
Information technology	8,548	5,347	23,456	14,850
Depreciation and amortization	13,957	12,775	40,087	33,312
Total operating expenses	483,770	329,419	1,260,038	832,722
Operating income	616,378	336,769	1,095,144	597,837
Other income (expense):
Interest income	2,526	918	6,075	2,713
Interest expense	(7,879)	(8,293)	(23,389)	(22,366)
Foreign currency transactions and other	827	(10,715)	(8,696)	(12,806)
Total other income (expense)	(4,526)	(18,090)	(26,010)	(32,459)
Earnings before income taxes	611,852	318,679	1,069,134	565,378
Income tax expense	(138,966)	(94,119)	(235,959)	(172,347)
Net income	472,886	224,560	833,175	393,031
Less: net income attributable to noncontrolling interests	3,387	1,580	2,520	1,219
Net income applicable to common stockholders	$469,499	$222,980	$830,655	$391,812
Net income applicable to common stockholders per basic common share	$9.43	$4.59	$16.74	$8.24
Weighted average number of basic common shares outstanding	49,779	48,570	49,607	47,565
Net income applicable to common stockholders per diluted common share	$9.17	$4.41	$16.23	$7.70
Weighted average number of diluted common shares outstanding	51,184	50,559	51,193	50,917

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(In thousands)

	Common Stock		Treasury Stock		Additional	Accumulated	Accumulated Other Comprehensive	Comprehensive
	Shares	Amount	Shares	Amount	Paid-in Capital	Earnings	Income (Loss)	Income	Total
Balance, December 31, 2010	56,567	$438	(7,421)	$(640,415)	$2,417,092	$69,110	$(32,889)		$1,813,336

Net income applicable to common stockholders	—	—	—	—	—	830,655	—	$830,655

Unrealized gain on marketable securities, net of tax of $112	—	—	—	—	—	—	180	180

Currency translation adjustments, net of tax of $4,598	—	—	—	—	—	—	(27,126)	(27,126)

Comprehensive income								$803,709	803,709

Redeemable noncontrolling interests fair value adjustments	—	—	—	—	—	(41,327)	—		(41,327)

Reclassification adjustment for convertible debt in mezzanine	—	—	—	—	(82,793)	—	—		(82,793)

Conversion of debt	5	—	—	—	—	—	—		—

Exercise of stock options and vesting of restricted stock units and/or performance share units	990	8	—	—	3,983	—	—		3,991

Repurchase of common stock	—	—	(357)	(162,369)	—	—	—		(162,369)

Stock-based compensation and other stock-based payments	—	—	—	—	40,756	—	—		40,756

Excess tax benefit on stock-based compensation	—	—	—	—	14,996	—	—		14,996

Balance, September 30, 2011	57,562	$446	(7,778)	$(802,784)	$2,394,034	$858,438	$(59,835)		$2,390,299

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2011	2010
OPERATING ACTIVITIES:
Net income	$833,175	$393,031
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,801	12,068
Amortization	25,286	24,193
Provision for uncollectible accounts, net	7,641	5,737
Deferred income taxes	34,170	33,650
Stock-based compensation expense and other stock-based payments	40,756	48,628
Amortization of debt issuance costs	1,676	2,785
Amortization of debt discount	15,944	14,948
Loss on early extinguishment of debt	32	11,334
Changes in assets and liabilities:
Accounts receivable	(202,087)	(112,755)
Prepaid expenses and other current assets	5,981	(8,034)
Accounts payable, accrued expenses and other current liabilities	292,160	169,898
Other	(9,564)	1,897
Net cash provided by operating activities	1,059,971	597,380
INVESTING ACTIVITIES:
Purchase of investments	(2,230,661)	(1,030,011)
Proceeds from sale of investments	1,529,998	665,925
Additions to property and equipment	(29,770)	(14,471)
Acquisitions and other equity investments, net of cash acquired	(67,973)	(110,972)
Proceeds from settlement of foreign currency contracts	5,205	44,564
Payments on foreign currency contracts	(42,032)	(4,283)
Change in restricted cash	(2,920)	156
Net cash used in investing activities	(838,153)	(449,092)
FINANCING ACTIVITIES:
Proceeds from the issuance of convertible debt	—	575,000
Payment of debt issuance costs	—	(13,334)
Payments related to conversion of convertible debt	(213)	(295,398)
Repurchase of common stock	(162,369)	(125,653)
Payments to purchase subsidiary shares from noncontrolling interests	(12,986)	—
Proceeds from the sale of subsidiary shares to noncontrolling interests	—	4,311
Proceeds from exercise of stock options	3,991	24,623
Excess tax benefit on stock-based compensation	14,996	4,975
Net cash (used in) provided by financing activities	(156,581)	174,524
Effect of exchange rate changes on cash and cash equivalents	(3,038)	8,168
Net increase in cash and cash equivalents	62,199	330,980
Cash and cash equivalents, beginning of period	358,967	202,141
Cash and cash equivalents, end of period	$421,166	$533,121
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$99,376	$61,568
Cash paid during the period for interest	$7,443	$4,639
Non-cash fair value increase for redeemable noncontrolling interests	$41,327	$4,118

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

The Unaudited Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries and its majority-owned interest in TravelJigsaw Holdings Limited since its acquisition in May 2010.  All intercompany accounts and transactions have been eliminated in consolidation.  The functional currency of the Company’s foreign subsidiaries is generally the respective local currency.  Assets and liabilities are translated into U.S. Dollars at the rate of exchange existing at the balance sheet date.  Income statement amounts are translated at the average exchange rates for the period.  Translation gains and losses are included as a component of “Accumulated other comprehensive loss” in the accompanying Unaudited Consolidated Balance Sheets.  Foreign currency transaction gains and losses are included in the Unaudited Consolidated Statements of Operations in “Foreign currency transactions and other.”

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

In September 2011, the FASB issued an accounting update, which amends the guidance on testing goodwill for impairment.  Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit.  If, based on the qualitative factors, it is more-likely-than not that the fair value of the reporting unit is less than its carrying value, then the unchanged two-step approach previously used would be required.  The new accounting guidance does not change how goodwill is calculated, how goodwill is assigned to the reporting unit, or the requirements for testing goodwill annually or when events and circumstances warrant testing.  The accounting update is effective for annual and interim periods beginning after December 15, 2011.  Early adoption of the update is permitted.  During the three months ended September 30, 2011, the Company performed its annual quantitative goodwill impairment testing, and concluded that the estimated fair value for each reporting unit substantially exceeds its respective carrying value.  This new accounting guidance will not have a significant impact on the Company.

2.                                      SUBSEQUENT EVENT

In October 2011, the Company entered into a $1 billion five-year unsecured revolving credit facility with a group of lenders. Borrowings under the revolving credit facility will bear interest, at the Company’s option, at a rate per annum equal to either (i) the adjusted LIBOR for the interest period in effect for such borrowing plus an applicable margin ranging from 1.00% to 1.50%; or (ii) the greatest of (a) JPMorgan Chase Bank, National Association’s prime lending rate, (b) the federal funds rate plus ½ of 1%, and (c) an adjusted LIBOR for an interest period of one month plus 1.00%, plus an applicable margin ranging from 0.00% to 0.50%.  Undrawn balances available under the revolving credit facility are subject to commitment fees at the applicable rate ranging from 0.10% to 0.25%.

The revolving credit facility provides for the issuance of up to $100.0 million of letters of credit as well as borrowings of up to $50 million on same-day notice, referred to as swingline loans.  Borrowings under the revolving credit facility may be made in U.S. dollars, Euros, Pounds Sterling and any other foreign currency agreed to by the lenders.  The proceeds of loans made under the facility will be used for working capital and general corporate purposes. As of November 7, 2011, there were no borrowings under the facility, and approximately $1.8 million of letters of credit were issued under the facility.

Upon entering into this new revolving credit facility, the Company terminated its $175.0 million revolving credit facility entered into in 2007 (see Note 9).

3.                                      STOCK-BASED EMPLOYEE COMPENSATION

The Company has adopted stock compensation plans which provide for grants of share based compensation as incentives and rewards to encourage employees, officers, and directors to contribute towards the long-term success of the Company.  Stock-based compensation cost included in personnel expenses in the Unaudited Consolidated Statements of Operations was approximately $13.3 million and $21.2 million, and $40.4 million and $48.6 million for the three and nine months ended September 30, 2011 and 2010, respectively.

During the nine months ended September 30, 2011, stock options were exercised for 145,015 shares of common stock with a weighted average exercise price per share of $27.52.  As of September 30, 2011, the aggregate number of stock options outstanding and exercisable was 210,453 shares, with a weighted average exercise price per share of $20.88 and a weighted average remaining term of 2.5 years.

The following table summarizes the activity of unvested restricted stock, restricted stock units and performance share units (“Share-Based Awards”) during the nine months ended September 30, 2011.

Share-Based Awards	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2010	1,530,647	$130.93
Granted	117,790	$465.07
Vested	(853,480)	$113.36
Performance Share Units Adjustment	(13,411)	$125.56
Forfeited	(70,179)	$176.95
Unvested at September 30, 2011	711,367	$202.90

As of September 30, 2011, there was $74.9 million of total future compensation cost related to unvested share-based awards to be recognized over a weighted-average period of 1.9 years.

During the three months ended September 30, 2011, the Company made broad-based grants of 607 restricted stock units (“RSUs”) that generally vest over four years.  The share-based awards granted had a total grant date fair value of $0.3 million based upon the grant date fair value per share of $500.16.

During the three months ended June 30, 2011, the Company made broad-based grants of 191 RSUs that generally vest over four years.  The share-based awards granted had a total grant date fair value of $0.1 million based upon the grant date fair value per share of $523.96.

During the three months ended March 31, 2011, the Company made broad-based grants of 39,848 RSUs that generally vest after three years.  The share based awards granted had a total grant date fair value of $18.5 million based upon the grant date fair value per share of $464.79.

In addition, during the three months ended March 31, 2011, the Company granted 77,144 performance share units to certain executives.  The performance share units had a total grant date fair value of $35.9 million based upon the grant date fair value per share of $464.79.  The performance share units are payable in shares of the Company’s common stock upon vesting.  Subject to certain exceptions for terminations related to a change in control and terminations other than for “cause,” for “good reason” or on account of death or disability, the executive officers must continue their service through March 1, 2014 in order to receive any shares.  Stock-based compensation for performance share units is recorded based on the estimated probable outcome at the end of the performance period.  The actual number of shares to be issued on the vesting date will be determined upon completion of the performance period which ends December 31, 2013.  As of September 30, 2011, the estimated number of probable shares to be issued under this 2011 grant is a total of 77,144 shares.  If the maximum performance thresholds are met at the end of the performance period, a maximum number of 164,508 total shares could be issued.  If the minimum performance thresholds are not met, 22,796 shares would be issued at the end of the performance period.

2010 Performance Shares Units

During the year ended December 31, 2010, the Company granted 110,430 performance shares units with a grant date fair value of $26.0 million, based on a weighted average grant date fair value per share of $235.34.  The actual number of shares will be determined upon completion of the performance period which ends December 31, 2012.

At September 30, 2011, there were 93,745 unvested performance share units outstanding, net of actual forfeitures and vesting.  As of September 30, 2011, the number of shares estimated to be issued at the end of the performance period is a total of 216,793 shares.  If the maximum performance thresholds are met at the end of the performance period, a maximum of 226,505 total shares could be issued.

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

A reconciliation of the weighted average number of shares outstanding used in calculating diluted earnings per share is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010

Weighted average number of basic common shares outstanding	49,779	48,570	49,607	47,565
Weighted average dilutive stock options, restricted stock, restricted stock units and performance share units	622	1,402	854	1,524
Assumed conversion of convertible debt	783	587	732	1,828
Weighted average number of diluted common and common equivalent shares outstanding	51,184	50,559	51,193	50,917
Anti-dilutive potential common shares	1,558	2,629	1,441	2,582

Anti-dilutive potential common shares for the three and nine months ended September 30, 2011 includes approximately 1.1 million shares and 1.2 million shares, respectively, which could be issued under the Company’s convertible debt if the Company experiences substantial increases in its common stock price.  Under the treasury stock method, the convertible debt will generally have a dilutive impact on net income per share if the Company’s average stock price for the period exceeds the conversion price for the convertible debt.

The Company has Conversion Spread Hedges outstanding at September 30, 2011, which were designed to reduce potential dilution upon conversion of the Company’s 0.75% Convertible Senior Notes due 2013 (the “2013 Notes”) at their stated maturity date (see Note 9).  Since the beneficial impact of the Conversion Spread Hedges was anti-dilutive, it was excluded from the calculation of net income per share.

5.                                      INVESTMENTS

The following table summarizes, by major security type, the Company’s short-term investments as of September 30, 2011 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities
Foreign government securities	$1,142,648	$817	$(386)	$1,143,079
U.S. government securities	757,002	357	(55)	757,304
U.S. agency securities	52,538	9	(2)	52,545
U.S. corporate notes	30,365	174	—	30,539
Total	$1,982,553	$1,357	$(443)	$1,983,467

As of September 30, 2011, foreign government securities included investments in debt securities issued by the governments of Germany, the Netherlands, France and the United Kingdom.  The U.S. corporate notes are guaranteed by the federal government.

The following table summarizes, by major security type, the Company’s short-term investments as of December 31, 2010 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities
Foreign government securities	$682,841	$558	$(81)	$683,318
U.S. government securities	469,116	158	(66)	469,208
U.S. agency securities	109,920	15	(30)	109,905
U.S. corporate notes	40,845	—	(25)	40,820
Total	$1,302,722	$731	$(202)	$1,303,251

There were no material realized gains or losses related to investments for the three or nine months ended September 30, 2011 or 2010.

6.                                      FAIR VALUE MEASUREMENTS

Financial assets and liabilities carried at fair value as of September 30, 2011 are classified in the table below in the categories described below (in thousands):

	Level 1	Level 2	Level 3	Total
ASSETS:
Short-term investments
Foreign government securities	$—	$1,143,079	$—	$1,143,079
U.S. government securities	—	757,304	—	757,304
U.S. agency securities	—	52,545	—	52,545
U.S. corporate notes	—	30,539	—	30,539
Foreign exchange derivatives	—	45,849	—	45,849
Total assets at fair value	$—	$2,029,316	$—	$2,029,316

	Level 1	Level 2	Level 3	Total
LIABILITIES:
Foreign exchange derivatives	$—	$1,669	$—	$1,669
Redeemable noncontrolling interests	—	—	76,615	76,615
Total liabilities at fair value	$—	$1,669	$76,615	$78,284

Financial assets and liabilities carried at fair value as of December 31, 2010 were classified in the table below in the categories described below (in thousands):

	Level 1	Level 2	Level 3	Total
ASSETS:
Short-term investments
Foreign government securities	$—	$683,318	$—	$683,318
U.S. government securities	—	469,208	—	469,208
U.S. agency securities	—	109,905	—	109,905
U.S. corporate notes	—	40,820	—	40,820
Long-term investments	—	394	—	394
Foreign exchange derivatives	—	4,970	—	4,970
Total assets at fair value	$—	$1,308,615	$—	$1,308,615

	Level 1	Level 2	Level 3	Total
LIABILITIES:
Foreign exchange derivatives	$—	$6,995	$—	$6,995
Redeemable noncontrolling interests	—	—	45,751	45,751
Total liabilities at fair value	$—	$6,995	$45,751	$52,746

There are three levels of inputs to measure fair value.  The definition of each input is described below:

Level 1:                  Quoted prices in active markets that are accessible by the Company at the measurement date for identical assets and liabilities.

Level 2:                  Inputs that are observable, either directly or indirectly.  Such prices may be based upon quoted prices for identical or comparable securities in active markets or inputs not quoted on active markets, but corroborated by market data.

Level 3:                  Unobservable inputs are used when little or no market data is available.

For the Company’s short-term investments, a market approach is used for recurring fair value measurements and the valuation techniques use inputs that are observable, or can be corroborated by observable data, in an active marketplace.  Investments in U.S. Treasury and foreign government securities are considered “Level 2” fair value measurements as of September 30, 2011 and December 31, 2010 because the Company has access to quoted prices, but does not have visibility to the volume and frequency of trading for all of these investments.  Fair values for U.S. agency securities and U.S. corporate notes, which are guaranteed by the federal government, are considered “Level 2” fair value measurements because they are obtained from pricing sources for these or comparable instruments.

The Company’s derivative instruments are valued using pricing models.  Pricing models take into account the contract terms as well as multiple inputs where applicable, such as interest rate yield curves, option volatility and currency rates.

As of September 30, 2011 and December 31, 2010, the Company considers its redeemable noncontrolling interests to represent a “Level 3” fair value measurement that requires a high degree of judgment to determine fair value.  The Company estimated such fair value based upon standard valuation techniques using discounted cash flow analysis and industry peer comparable analysis.  See Note 12 for further information on redeemable noncontrolling interests.

As of September 30, 2011 and December 31, 2010, the carrying value of the Company’s cash and cash equivalents approximated their fair value and consisted primarily of foreign government securities, U.S. Treasury money market funds and bank deposits.  Other financial assets and liabilities, including restricted cash, accounts receivable, accrued expenses and deferred merchant bookings are carried at cost which approximates their fair value because of the short-term nature of these items.  See Note 5 for information on the carrying value of investments and Note 9 for the estimated fair value of the Company’s convertible debt.

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

Derivatives Not Designated as Hedging Instruments — The Company is exposed to adverse movements in currency exchange rates as the financial results of its international operations are translated from local currency into U.S. Dollars upon consolidation.  The Company’s derivative contracts principally address foreign exchange fluctuations for the Euro and British Pound Sterling.  As of September 30, 2011, there were no outstanding derivative contracts.  As of December 31, 2010, these derivatives resulted in a liability of $0.2 million and were recorded in “Accrued expenses and other current liabilities” on the Unaudited Consolidated Balance Sheet.  Foreign exchange gains of $3.9 million and $1.9 million for the three and nine months ended September 30, 2011, respectively, and foreign exchange losses of $6.1 million and foreign exchange gains of $2.1 million for the three and nine months ended September 30, 2010, respectively, were recorded in “Foreign currency transactions and other” in the Unaudited Consolidated Statements of Operations.

Derivatives associated with foreign currency transaction risks as of September 30, 2011 resulted in an asset of $0.4 million, which was recorded in “Prepaid and other current assets”, and a liability of $1.7 million, which is recorded in “Accrued expenses and other current liabilities” in the Unaudited Consolidated Balance Sheet.  Derivatives associated with foreign currency transaction risks as of December 31, 2010 resulted in an asset of $1.0 million and was recorded in “Prepaid expenses and other current assets” in the Unaudited Consolidated Balance Sheet.  Foreign exchange losses of $0.9 million and $1.0 million for the three and nine months ended September 30, 2011, respectively, and foreign exchange losses of $0.1 million and foreign exchange gains of $0.3 million for the three and nine months ended September 30, 2010, respectively, were recorded in “Foreign currency transactions and other” in the Unaudited Consolidated Statements of Operations.

The settlement of derivative contracts resulted in a net cash outflow of $2.8 million for the nine months ended September 30, 2011 compared to net cash received of $5.7 million for the nine months ended September 30, 2010 and are reported within “Net cash provided by operating activities” on the Unaudited Consolidated Statements of Cash Flows.

Derivatives Designated as Hedging Instruments — As of September 30, 2011 and December 31, 2010, the Company had outstanding foreign currency forward contracts for 605 million Euros and 378 million Euros, respectively, to hedge a portion of its net investment in a foreign subsidiary.  These contracts are all short-term in nature.  Hedge ineffectiveness is assessed and measured based on changes in forward exchange rates.  The fair value of these derivatives at September 30, 2011 was an asset of $45.5 million and is recorded in “Prepaid expenses and other current assets” in the Unaudited Consolidated Balance Sheet.  At December 31, 2010, the net liability of $2.8 million was recorded as a liability of $6.8 million in “Accrued expenses and other current liabilities” and as an asset of $4.0 million in “Prepaid expenses and other current assets” in the Unaudited Consolidated Balance Sheet.  A net cash outflow of $36.8 million for the nine months ended September 30, 2011, compared to net cash received of $40.3 million for the nine months ended September 30, 2010, was reported within “Net cash used in investing activities” on the Unaudited Consolidated Statements of Cash Flows.

7.                                      INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets consist of the following (in thousands):

	September 30, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period	Weighted Average Useful Life

Supply and distribution agreements	$264,252	$(93,239)	$171,013	$264,491	$(76,823)	$187,668	10 - 13 years	12 years

Technology	23,546	(23,222)	324	23,549	(22,119)	1,430	3 years	3 years

Patents	1,638	(1,387)	251	1,638	(1,352)	286	15 years	15 years

Customer lists	20,327	(19,040)	1,287	20,338	(17,512)	2,826	2 years	2 years

Internet domain names	5,080	(465)	4,615	1,853	(126)	1,727	2 – 20 years	10 years

Trade names	52,994	(19,816)	33,178	53,099	(15,064)	38,035	5 – 20 years	11 years

Other	345	(320)	25	344	(286)	58	3 – 10 years	4 years

Total intangible assets	$368,182	$(157,489)	$210,693	$365,312	$(133,282)	$232,030

Intangible assets with determinable lives are primarily amortized on a straight-line basis.  Intangible asset amortization expense was approximately $8.4 million and $10.6 million for the three months ended September 30, 2011 and 2010, respectively, and approximately $25.3 million and $24.2 million for the nine months ended September 30, 2011 and 2010, respectively.

The estimated amortization expense for intangible assets for the remainder of 2011, the annual expense for the next five years, and the expense thereafter is expected to be as follows (in thousands):

2011	$7,826
2012	29,952
2013	28,680
2014	28,606
2015	25,900
2016	23,317
Thereafter	66,412
$210,693

The change in goodwill for the nine months ended September 30, 2011 consists of the following (in thousands):

Balance at December 31, 2010	$510,894
Currency translation adjustments	(740)
Balance at September 30, 2011	$510,154

A substantial majority of the Company’s goodwill relates to the acquisition of Booking.com.  In addition, the acquisition of TravelJigsaw Holdings Limited in May 2010 increased goodwill by $105.3 million (refer to Note 12).  During the three months ended September 30, 2011, the Company performed its annual goodwill impairment testing and concluded that the estimated fair value for Booking.com, as well as the Company’s other reporting units, substantially exceeds their respective carrying values.

8.                                      OTHER ASSETS

Other assets at September 30, 2011 and December 31, 2010 consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Deferred debt issuance costs	$7,900	$9,576
Other	13,544	4,842
Total	$21,444	$14,418

Deferred debt issuance costs arose from (i) the Company’s issuance, in March 2010, of $575.0 million aggregate principal amount of 1.25% Convertible Senior Notes due 2015 (the “2015 Notes”); (ii) a $175.0 million revolving credit facility entered into in September 2007; and (iii) the Company’s issuance, in September 2006, of $172.5 million aggregate principal amount of 2013 Notes.  Deferred debt issuance costs are being amortized using the effective interest rate method over the term of approximately five years, except for the 2013 Notes which were amortized over their term of seven years.  The period of amortization for the Company’s debt issue costs was determined at inception of the related debt agreements based upon the stated maturity date.  Unamortized debt issuance costs written off to interest expense in the three and nine months ended September 30, 2010 resulting from conversions of convertible debt amounted to $0.3 million and $1.3 million, respectively.  Unamortized debt issuance costs written off in the nine months ended September 30, 2011 for debt conversions were insignificant.

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

The revolving credit facility provides for the issuance of up to $50.0 million of letters of credit as well as borrowings on same-day notice, referred to as swingline loans, which are available in U.S. Dollars, Euros, Pound Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility will be used for working capital and general corporate purposes.  At both September 30, 2011 and December 31, 2010, there were no borrowings outstanding under the facility, and approximately $1.8 million and $1.6 million, respectively, of letters of credit were issued under the revolving credit facility.

In October 2011, the Company entered into a $1 billion five-year unsecured revolving credit facility with a group of lenders.  Upon entering into this new revolving credit facility, the Company terminated its $175.0 million revolving credit facility (see Note 2).

Convertible Debt

Convertible debt as of September 30, 2011 consists of the following (in thousands):

September 30, 2011	Outstanding Principal Amount	Unamortized Debt Discount	Carrying Value
1.25% Convertible Senior Notes due March 2015	$575,000	$(82,831)	$492,169

Convertible debt as of December 31, 2010 consisted of the following (in thousands):

December 31, 2010	Outstanding Principal Amount	Unamortized Debt Discount	Carrying Value
1.25% Convertible Senior Notes dues March 2015	$575,000	$(98,770)	$476,230
0.75% Convertible Senior Notes due September 2013	213	(38)	175
Outstanding convertible debt	$575,213	$(98,808)	$476,405

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

The contingent conversion threshold for the prescribed measurement period during the three months ended September 30, 2011 was exceeded for the 2015 Notes.  Therefore, the 2015 Notes are convertible at the option of the holders.  Accordingly, the Company reported the carrying value of the 2015 Notes as a current liability as of September 30, 2011.  Since these notes are convertible at the option of the holders and the principal amount is required to be paid in cash, the difference between the principal amount and carrying value is reflected as convertible debt in the mezzanine section on the Company’s Unaudited Consolidated Balance Sheet.  Therefore, with respect to the 2015 Notes, the Company reclassified $82.8 million from additional paid-in-capital to convertible debt in the mezzanine section on the Company’s Unaudited Consolidated Balance Sheet as of September 30, 2011.  The determination of whether or not the 2015 Notes are convertible must continue to be performed on a quarterly basis.  Consequently, the 2015 Notes may not be convertible in future quarters, and therefore may again be classified as long-term debt, if the contingent conversion threshold is not met in such quarters.

In the nine months ended September 30, 2011, the Company delivered cash of $0.2 million to repay the principal amount and issued 4,869 shares of its common stock in satisfaction of the conversion value in excess of the principal amount for convertible debt that was converted prior to maturity.  In the nine months ended September 30, 2010, the Company delivered cash of $195.6 million to repay the principal amount and issued 3,457,785 shares of its common stock and delivered cash of $99.8 million in satisfaction of the conversion value in excess of the principal amount for convertible debt that was converted prior to maturity.

As of September 30, 2011 and December 31, 2010, the estimated market value of the outstanding convertible debt was approximately $0.9 billion for both periods.  Fair value was estimated based upon actual trades at the end of the reporting period or the most recent trade available as well as the Company’s stock price at the end of the reporting period.  A substantial portion of the market value of the Company’s debt in excess of the outstanding principal amount relates to the conversion premium on the bonds.

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

For the three months ended September 30, 2011 and 2010, the Company recognized interest expense of $7.7 million for both periods related to convertible notes.  Interest expense was comprised of $1.8 million and $1.7 million, respectively, for the contractual coupon interest, $5.4 million and $5.5 million, respectively, related to the amortization of debt discount and $0.5 million for both periods related to the amortization of debt issuance costs.  In addition, unamortized debt issuance costs written off to interest expense related to debt converted prior to maturity in 2010 amounted to approximately $0.3 million.  There were no debt conversions for the three months ended September 30, 2011.  The effective interest rate for the three months ended September 30, 2011 and 2010 was 6.3% and 6.5%, respectively.

For the nine months ended September 30, 2011 and 2010, the Company recognized interest expense of $22.8 million and $20.2 million, respectively, related to convertible notes.  Interest expense was comprised of $5.4 million and $4.0 million, respectively, for the contractual coupon interest, $15.9 million and $15.0 million, respectively, related to the amortization of debt discount and $1.5 million and $1.2 million, respectively, related to the amortization of debt issuance costs.  In addition, unamortized debt issuance costs written off to interest expense related to debt converted prior to maturity in 2010 amounted to approximately $1.3 million, while costs associated with 2011 debt conversions were insignificant.  The effective interest rate for the nine months ended September 30, 2011 and 2010 was 6.3% and 6.9%, respectively.

In addition, if the Company’s convertible debt is redeemed or converted prior to maturity, a gain or loss on extinguishment will be recognized.  The gain or loss is the difference between the fair value of the debt component immediately prior to extinguishment and its carrying value.  To estimate the fair value at each conversion date, the Company used an applicable LIBOR rate plus an applicable credit default spread based upon the Company’s credit rating at the respective conversion dates.  In the three and nine months ended September 30, 2010, the Company recognized losses of $3.2 million ($1.9 million after tax) and $11.3 million ($6.8 million after tax), respectively, in “Foreign currency transactions and other” in the Unaudited Consolidated Statement of Operations.  The losses recognized for the nine months ended September 30, 2011 for debt conversions were insignificant.

10.                               TREASURY STOCK

As of September 30, 2011, the Company has a remaining amount from all authorizations granted by the Board of Directors of $459.2 million to purchase its common stock.  The Company may make additional repurchases of shares under its stock repurchase programs, depending on prevailing market conditions, alternate uses of capital and other factors.  Whether and when to initiate and/or complete any purchase of common stock and the amount of common stock purchased will be determined in the Company’s complete discretion.

The Company’s Board of Directors has also given the Company the general authorization to repurchase shares of its common stock to satisfy employee withholding tax obligations related to stock-based compensation.  The Company repurchased 356,979 shares and 84,002 shares at aggregate costs of $162.4 million and $19.6 million in the nine months ended September 30, 2011 and 2010, respectively, to satisfy employee withholding taxes related to stock-based compensation.

As of September 30, 2011, there were approximately 7.8 million shares of the Company’s common stock held in treasury.

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

The Company recognizes income tax expense related to income generated outside of the United States based upon the applicable tax rates and tax laws of the foreign countries in which the income is generated.  During the three and nine months ended September 30, 2011 and 2010, the substantial majority of the Company’s foreign-sourced income has been generated in the Netherlands and the United Kingdom.  Income tax expense for the three and nine months ended September 30, 2011 and 2010 differs from the expected tax expense at the U.S. statutory rate of 35%, primarily due to lower foreign tax rates, partially offset by state income taxes and certain non-deductible expenses.  In addition, following the conclusion of an audit, the Company reversed a reserve of approximately $12.5 million in the three months ended June 30, 2011 for unrecognized tax benefits attributable to tax positions taken in 2010.  The Company does not expect further significant changes in the amount of unrecognized tax benefits during the next twelve months.

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

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of these deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized.  The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future income, the carryforward periods available for tax reporting purposes, and other relevant factors.  The deferred tax asset at September 30, 2011 and December 31, 2010 amounted to $169.7 million and $222.0 million, net of the valuation allowance recorded, respectively.

The Company has recorded a non-current deferred tax liability in the amount of $47.4 million and $56.4 million at September 30, 2011 and December 31, 2010, respectively, primarily related to the assignment of estimated fair value to certain purchased identifiable intangible assets associated with various international acquisitions.

As an international corporation providing hotel reservation services available around the world, the Company is subject to income taxes as well as non-income based taxes, in both the United States and various foreign jurisdictions.  Significant judgment is required in determining the Company’s worldwide provision for income taxes and other tax liabilities.  Although the Company believes that its tax estimates are reasonable, there is no assurance that the final determination of tax audits or tax disputes will not be different from what is reflected in the Company’s historical income tax provisions and accruals.  To date, we have been audited in several taxing jurisdictions with no significant adjustments as a result.  The Internal Revenue Service initiated an audit of our federal income tax returns in the third quarter of 2011.

12.                               REDEEMABLE NONCONTROLLING INTERESTS

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

Certain key members of TravelJigsaw’s management team retained a noncontrolling ownership interest in TravelJigsaw Holdings Limited.  In addition, certain key members of the management team of Booking.com purchased a 3% ownership interest in TravelJigsaw from PIL in June 2010 (together with TravelJigsaw management’s investment, the “Redeemable Shares”).  The holders of the Redeemable Shares have the right to put their shares to PIL and PIL will have the right to call the shares in each case at a purchase price reflecting the fair value of the Redeemable Shares at the time of exercise.  Subject to certain exceptions, one-third of the Redeemable Shares have been or will be, as the case may be, subject to the put and call options in each of 2011, 2012 and 2013, respectively, during specified option exercise periods.  In April 2011, in connection with the exercise of March 2011 call and put options, PIL purchased a portion of the shares underlying redeemable noncontrolling interests for an aggregate purchase price of approximately $13.0 million.  As a result of the April 2011 purchase, the redeemable noncontrolling interests in TravelJigsaw Holdings Limited were reduced from 24.4% to 19.0%.

Redeemable noncontrolling interests are measured at fair value, both at the date of acquisition and subsequently at each reporting period.  The redeemable noncontrolling interests are reported on the Company’s Unaudited Consolidated Balance Sheets in the mezzanine section in “Redeemable noncontrolling interests.”

A reconciliation of redeemable noncontrolling interests for the nine months ended September 30, 2011 is as follows (in thousands):

2011
Balance, December 31, 2010	$45,751
Net income attributable to redeemable noncontrolling interests	2,520
Fair value adjustments(1)	41,327
Purchase of subsidiary shares at fair value(1)	(12,986)
Currency translation adjustments	3
Balance, September 30, 2011	$76,615

(1)          The estimated fair value was based upon standard valuation techniques using discounted cash flow analysis and industry peer comparable analysis.

13.                               COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS

The table below provides the detail of comprehensive income for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net income applicable to common stockholders	$469,499	$222,980	$830,655	$391,812
Net unrealized gain (loss) on investment securities	665	(163)	180	87
Currency translation gain (loss)	(79,978)	75,788	(27,126)	(16,135)
Comprehensive income	$390,186	$298,605	$803,709	$375,764

The table below provides the balances for each classification of accumulated other comprehensive loss as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Foreign currency translation adjustments (1)	$(60,533)	$(33,407)
Net unrealized gain on investment securities (2)	698	518
Accumulated other comprehensive loss	$(59,835)	$(32,889)

(1)          Includes net gains from fair value adjustments at September 30, 2011 of $22,722 after tax ($38,631 before tax) and net gains from fair value adjustments at December 31, 2010 of $15,827 after tax ($27,138 before tax) associated with net investment hedges (see Note 6).  The remaining balance in currency translation adjustments excludes income taxes due to the Company’s practice and intention to reinvest the earnings of its foreign subsidiaries in those operations.

(2)          The unrealized gain before tax at September 30, 2011 and December 31, 2010 was $985 and $714, respectively.

14.                               COMMITMENTS AND CONTINGENCIES

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

Litigation is subject to uncertainty and there could be adverse developments in these pending or future cases and proceedings.  For example, in October 2009, a jury in a San Antonio class action found that the Company and the other online travel companies that are defendants in the lawsuit “control” hotels for purposes of the local hotel occupancy tax ordinances at issue and are, therefore, subject to the requirements of those ordinances.  On July 1, 2011, the court issued findings of fact and conclusions of law in connection with this case.  In addition to ruling that hotel tax was due from defendants on the markup and service fee, the court held defendants liable for penalties and interest per the terms of each city’s applicable ordinance, but capped at fifteen percent (15%) of the total amount of unpaid taxes at the time of entry of judgment; ordinances without a penalty provision are assessed a fifteen percent (15%) penalty under the Texas Tax Code.  The Company expects supplemental findings of fact and conclusions of law to be issued by the court, followed by a judgment.  The Company intends to vigorously pursue an appeal of the judgment on legal and factual grounds.

An unfavorable outcome or settlement of pending litigation may encourage the commencement of additional litigation, audit proceedings or other regulatory inquiries.  In addition, an unfavorable outcome or settlement of these actions or proceedings could result in substantial liabilities for past and/or future bookings, including, among other things, interest, penalties, punitive damages and/or attorney fees and costs.  There have been, and will continue to be, substantial ongoing costs, which may include “pay first” payments, associated with defending the Company’s position in pending and any future cases or proceedings.  An adverse outcome in one or more of these unresolved proceedings could have a material adverse effect on the Company’s business and results of operations and could be material to the Company’s earnings, financial position or cash flow in any given operating period.

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

Reserve for Hotel Occupancy and Other Taxes

As a result of this litigation and other attempts by jurisdictions to levy similar taxes, the Company has established a reserve for the potential resolution of issues related to hotel occupancy and other taxes in the amount of approximately $31 million at September 30, 2011 compared to approximately $26 million at December 31, 2010 (which includes, among other things, amounts related to the litigation in San Antonio). The reserve is based on the Company’s reasonable estimate, and the ultimate resolution of these issues may be less or greater, potentially significantly, than the liabilities recorded.

Developments in and after the Quarter Ended September 30, 2011

In the quarter ending September 30, 2011, two new putative class actions were commenced.  Town of Breckenridge, Colorado v. Colorado Travel Company, LLC et al., 2011CV420 (Summit County District Court) was filed on July 25, 2011.  County of Nassau v. Expedia, Inc. et al. (Supreme Court of the State of New York, County of Nassau) was filed on September 26, 2011. This case previously had been dismissed from federal court and was refiled as a state court action.

On October 25, 2011, in City of Houston v. Hotels.com, L.P. (Harris County, Texas District Court, filed on March 5, 2007) (Tex. App., appeal filed April 14, 2010), the Texas 14th Court of Appeals affirmed the lower court’s grant of summary judgment in favor of the defendants on all claims, holding that the statutes at issue in that case did not apply to defendants’ hotel reservation facilitation services.  Plaintiffs may seek review by the Texas Supreme Court.

Two cases were dismissed in their entirety during the quarter.  In City of Santa Monica v. Expedia, Inc. et al., JCCP 4472 (Los Angeles Superior Court, filed June 25, 2010), the court granted the online travel companies’ motion to dismiss all claims without leave to amend; judgment was entered on September 9, 2011 in favor of the defendants. Plaintiffs may seek an appeal.  In Township of Lyndhurst, New Jersey v. priceline.com Inc., et al. (filed in the U.S. District Court for the District of New Jersey in June 2008) (U.S. Court of Appeals for the Third Circuit, appeal filed April 2009), the Third Circuit affirmed the District Court’s dismissal of the case.  On August 24, 2011, the Third Circuit also denied the Township’s motion for rehearing. Finally, on July 29, 2011, in Hamilton County, Ohio, et al. v. Hotels.com, L.P., et al. (U.S. District Court for the Northern District of Ohio, filed in August 2010), the court granted in part and denied in part the defendants’ motion to dismiss, dismissing plaintiff counties’ breach of contract, declaratory judgment and violation of tax statutes claims.  The plaintiffs’ unjust enrichment, money had and received, conversion, constructive trust and damages claims remain pending.

The Company reached agreements in principle resolving claims in three cases: County of Genesee, Michigan, et al. v. Hotels.com L.P., et al. (Circuit Court for the County of Ingham, Michigan, filed in February 2009); City of Jacksonville v. Hotels.com, L.P., et al., 2006-CA-005393 (Circuit Court for Duval County, filed August 4, 2006), and Anne Gannon v. Hotels.com, L.P.,, 50 2009 CA 025919 (Circuit Court for Palm Beach County, filed July 30, 2009).  The Company expects these cases to be dismissed pursuant to these agreements shortly.  In addition, pursuant to an agreement reached in July, 2011, City of Myrtle Beach, South Carolina v. Hotels.com, L.P., et al. (Court of Common Pleas for Horry County, South Carolina, filed in February 2007) was dismissed with prejudice on September 8, 2011.   Pursuant to an agreement reached in May, 2011, Town of Hilton Head Island, South Carolina v. Hotels.com, L.P., et al. (Court of Common Pleas for Beaufort County, South Carolina, filed in April 2010) was dismissed with prejudice on July 22, 2011.

In City of San Diego, California v. Hotels.com, L.P., et al., JCCP 4472 (Los Angeles Superior Court, filed February 9, 2006), on September 6, 2011, the court granted the online travel companies’ petition to (i) vacate the hearing officer’s prior ruling that the online travel company defendants are liable for transient occupancy tax pursuant to San Diego’s ordinance, (ii) issue a new ruling that the online travel company defendants are not liable for such tax, and (iii) to set aside the City of San Diego’s assessments.  With respect to its remaining claims, the City of San Diego has indicated it will stipulate to a consent judgment in favor of the online travel companies.  The City has indicated it plans to appeal.

In City of San Antonio, Texas v. Hotels.com, L.P., et al. (U.S. District Court for the Western District of Texas; filed in May 2006), on October 18, 2011, plaintiffs filed a motion to amend the court’s findings of fact and conclusions of law on penalty calculations.  The Company believes plaintiffs’ motion is without merit and will vigorously oppose it.

In addition, on August 3, 2011, in County of Lawrence, Pennsylvania v. Hotels.com, L.P., et al. (Court of Common Pleas of Lawrence County, Pennsylvania, filed Nov. 2009) (Commonwealth Court of Pennsylvania, appeal filed in November 2010), the Court for the Commonwealth of Pennsylvania reversed the dismissal by the Court of Common Pleas of Lawrence of the County’s declaratory action, but affirmed the dismissal of the remaining counts.  In District of Columbia v. Expedia, Inc., et al. (Superior Court of the District of Columbia, filed in March 2011), on October 12, 2011, the court denied defendants’ motion to dismiss the complaint seeking declaratory and monetary relief under the District of Columbia’s Sales Tax Statute which existed before and after an April 8, 2011 amendment.  In The Village of Rosemont, Illinois v. priceline.com, Inc., et al. (U.S. District Court for the Northern District of Illinois, filed in July 2009), on October 14, 2011, the court granted plaintiff’s motion for summary judgment.  The Court stated that it expects the parties to discuss final disposition of the case at its next scheduling conference.

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

Actions Filed on Behalf of Individual Cities, Counties and States

Such actions include:

•                  City of Findlay, Ohio v. Hotels.com, L.P., et al. (U.S. District Court for the Northern District of Ohio; filed in October 2005); and City of Columbus, Ohio, et al. v. Hotels.com, L.P., et al. (U.S. District Court for the Southern District of Ohio; filed in August 2006); (U.S. District Court for the Northern District of Ohio)

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

•                  County of Genesee, Michigan, et al. v. Hotels.com L.P., et al. (Circuit Court for the County of Ingham, Michigan; filed in February 2009)

•                  City of Bowling Green, Kentucky v. Hotels.com L.P. et al. (Warren Cir. Ct., Kentucky, Div. 1; filed in March 2009); (Commonwealth of Kentucky Court of Appeals; appeal filed in April 2010)

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

•                  City of Birmingham, Alabama, et al. v. Orbitz, Inc., et al. (Circuit Court of Jefferson County, Alabama; filed in December 2009)

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

•                  Priceline.com, Inc. v. Miami-Dade County, Florida, et al. (Eleventh Judicial Circuit Court for Miami Dade, County, Florida; filed in December 2009)

•                  Priceline.com, Inc., et al. v. Osceola County, Florida, et al. (Circuit Court of the Second Judicial Circuit, in and For Leon County, Florida; filed in January 2011)

•                  In the Matter of the Tax Appeal of priceline.com Inc., In the Matter of the Tax Appeal of Lowestfare.com LLC and In the Matter of the Tax Appeal of Travelweb LLC (Tax Appeal Court of the State of Hawaii; filed in March 2011)

The Company intends to prosecute vigorously its claims in these actions.

Consumer Class Actions

•                  In Chiste, et al. v. priceline.com Inc., et al. (United States District Court for the Southern District of New York; filed in December 2008), the District Court granted the Company’s motion to dismiss all claims against it except the breach of fiduciary claim, which, the court ordered transferred to Illinois.  On July 11, 2011, the case was transferred to the United States District Court for the Northern District of Illinois for resolution of the remaining claim, which was consolidated under Peluso v. Orbitz.com, et al., 11 Civ. 4407 on July 14, 2011.  On July 13, 2011, plaintiffs filed notices of appeal in the Second Circuit Court of Appeals of the court’s orders in the Southern District of New York.  On July 26, 2011, the Peluso court granted plaintiff’s motion to voluntarily dismiss the claim against the Company in the Northern District of Illinois.  On August 5, 2011, the Company moved to dismiss the appeal in the Second Circuit Court of Appeals as improperly filed there.

The Company intends to defend vigorously against the claims in all of the on-going proceedings described above.

Administrative Proceedings and Other Possible Actions

At various times, the Company has also received inquiries or proposed tax assessments from municipalities and other taxing jurisdictions relating to the Company’s charges and remittance of amounts to cover state and local hotel occupancy and other related taxes.  Among others, the City of Philadelphia, Pennsylvania; the City of Phoenix, Arizona (on behalf of itself and 12 other Arizona cities); the City of Paradise Valley, Arizona; and the City of Denver, Colorado; and state tax officials from Arkansas, Florida, Hawaii, Indiana, Louisiana, Maryland, New Mexico, Ohio, Pennsylvania, Texas, West Virginia, Wisconsin, and Wyoming have begun formal or informal administrative procedures or stated that they may assert claims against the Company relating to allegedly unpaid state or local hotel occupancy or related taxes.  Since late 2008, the Company has received audit notices from more than forty cities in the state of California.  The Company is engaged in audit proceedings in each of those cities.  The Company has also been contacted for audit by five counties in the state of Utah and by the City of St. Louis, Missouri.  In addition, the state of Maryland has notified the Company of its intention to issue a proposed tax assessment relating the Company’s charges and remittance of amounts to cover state sales taxes on rental car transactions.

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

OFT Inquiry

In September 2010, the United Kingdom’s Office of Fair Trading (the “OFT”), the competition authority in the U.K., announced it was conducting a formal early stage investigation into suspected breaches of competition law in the hotel online booking sector and had written to a number of parties in the industry to request information.  Specifically, the investigation focuses upon whether agreements and/or concerted practices between hotels and online travel companies relating to hotel room reservations breach UK competition law.  In September 2010, Booking.com B.V. and priceline.com Incorporated, on behalf of Booking.com, received a Notice of Inquiry from the OFT; the Company and Booking.com are cooperating with the OFT’s investigation.  The Company is unable at this time to predict the outcome of the OFT’s investigation and the impact, if any, on the Company’s business, financial condition and results of operations.

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

Overview

We are a leading online travel company that offers our customers hotel room reservations at over 200,000 hotels worldwide through the Booking.com, priceline.com and Agoda brands.  We offer international car rental reservation services through TravelJigsaw, which we acquired in May 2010.  In the United States, we also offer our customers car rental reservations, airline tickets, vacation packages, cruises and destination services.

We launched our business in the United States in 1998 under the priceline.com brand and have since expanded our operations to include the Booking.com, Agoda and TravelJigsaw companies.  Our principal goal is to serve our customers with worldwide leadership in online hotel and rental car reservations.  Our business is driven primarily by international results.  During the nine months ended September 30, 2011, our international business (the significant majority of which is generated by Booking.com) represented approximately 78% of our gross bookings (an operating and statistical metric referring to the total dollar value, generally inclusive of all taxes and fees, of all travel services purchased by our customers), and approximately 88% of our consolidated operating income.  Given that the business of our international operations is primarily comprised of hotel reservation services, commissions earned in connection with the reservation of hotel room nights represents a substantial majority of our gross profit.

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

Over the last several years we have experienced strong growth in the number of hotel room night reservations booked through our hotel reservation services.  We believe this growth is the result of, among other things, the broader shift of travel purchases from offline to online, the high growth of travel overall in emerging markets such as Asia-Pacific and South America, and the continued innovation and execution by our teams around the world to build hotel supply, content and distribution and to improve the customer experience on our websites.  We experienced exceptionally strong year-over-year growth during the first three quarters of 2011.  However, given the sheer size of our hotel reservation business, we believe it is highly likely that our year-over-year growth rates will generally decelerate on a quarterly sequential basis in the future.  In the third quarter of 2011, we experienced deceleration in year-over-year hotel room night reservation growth as compared to the year-over-year growth rate in the second quarter of 2011, and we expect to experience further deceleration in growth rates in the fourth quarter of 2011 and beyond.

In addition, many governments around the world, including the U.S. and certain European governments, are operating at very large financial deficits.  Governmental austerity measures aimed at reducing deficits could impair the economic recovery and adversely affect travel demand.  Weak economic growth and elevated unemployment rates in the economies of such countries could cause, contribute to, or be indicative of, deteriorating macro-economic conditions.  Recently, we have experienced short-term volatility in the transactional growth rates and in the growth in cancellations for our international business, which may make it more difficult to predict longer-term trends and the future impact of macro-economic weakness on our business.  Finally, higher oil prices are contributing to higher airline ticket prices and are likely to adversely impact consumer discretionary funds available to be spent on travel.

Large, established Internet search engines with substantial resources and expertise in developing online commerce and facilitating Internet traffic are creating — and intend to further create — inroads into online travel, both in the U.S. and internationally.  For example, following its acquisition of ITA Software, Inc., a major flight information software company, Google recently launched a new flight search tool that enables users to find fares, schedules and availability directly on Google and excludes online travel agent (“OTA”) participation within the search results.  Google has also invested in HomeAway, a publicly traded vacation home rental service, and launched “Hotel Finder,” a utility that allows users to search and compare hotel accommodations based on parameters set by the user.  In addition, Microsoft has launched Bing Travel, which searches for airfare and hotel reservations online and predicts the best time to purchase them.  “Meta-search” sites leverage their search technology to aggregate travel search results for the searcher’s specific itinerary across supplier, travel agent and other websites and, in many instances, compete directly with us for customers.  Furthermore, certain suppliers limit OTA participation within the meta-search results.  Some meta-search sites, such as Kayak.com, which offers its users the ability to make hotel reservations directly on its website, may evolve into more traditional online travel sites.  These initiatives, among others, illustrate a clear intention to more directly appeal to travel consumers by showing consumers more detailed travel search results, including specific information for travelers’ own itineraries, which could lead to suppliers or others gaining a larger share of search traffic or may ultimately lead to search engines maintaining transactions within their own websites.  If Google, as the single largest search engine in the world, or Bing, or other leading search engines refer significant traffic to these or other travel services that they develop in the future, it could result in, among other things, more competition from supplier websites and higher customer acquisition costs for third-party sites such as ours and could have a material adverse effect on our business, results of operations and financial condition.

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

International Trends.  The size of the travel market outside of the United States is substantially greater than that within the United States.  Historically, Internet adoption rates and e-commerce adoption rates of international consumers have trailed those of the United States.  However, international consumers are rapidly moving to online means for purchasing travel.  Accordingly, recent international online travel growth rates have substantially exceeded, and are expected to continue to exceed, the growth rates within the United States.  In addition, the base of hotel suppliers in Europe and Asia is particularly fragmented compared to that in the United States, where the hotel market is dominated by large hotel chains.  We believe online reservation systems like ours may be more appealing to small chains and independent hotels more commonly found outside of the United States.  Our growth has primarily been generated by our international hotel reservation service brands, Booking.com and Agoda.  Booking.com, our most significant brand, currently includes over 170,000 hotels on its website as compared to about 105,000 hotels last year (updated hotel counts are available on the Booking.com website).  Booking.com has added hotels over the past year in its core European market as well as higher-growth markets such as North America (which is a newer market for Booking.com), Asia-Pacific and South America.  An increasing amount of our business from both a destination and point-of-sale perspective is conducted in these newer markets which are growing faster than our overall growth rate.  We believe these trends and factors have enabled us to become the top online hotel reservation service provider in the world as measured by room nights booked.

As our international operations have become significant contributors to our results and international hotel bookings have become of increased importance to our earnings, we have seen, and expect to continue to see, changes in certain of our operating expenses and other financial metrics.  For example, because Booking.com and Agoda utilize online search and affiliate marketing as the principal means of generating traffic to their websites, our online advertising expense has increased significantly over recent years, a trend we expect to continue throughout the remainder of 2011.  In addition, and as discussed in more detail below, we have seen the effects of seasonal fluctuations on our operating results change as a result of different revenue recognition policies that apply to our price-disclosed services (including our international hotel service) as compared to our Name Your Own Price® services, as well as increased business in Asia and the southern hemisphere, which has different seasonality than Europe and North America.

Another impact of the growing importance of Booking.com, Agoda and TravelJigsaw is our increased exposure to foreign currency exchange risk.  Because we are conducting a significant and growing portion of our business outside the United States and are reporting our results in U.S. Dollars, we face exposure to adverse movements in currency exchange rates as the financial results of our international operations are translated from local currency (principally the Euro and the British Pound Sterling) into U.S. Dollars upon consolidation.  A strengthening of the Euro increases our Euro-denominated net assets, gross bookings, gross profit, operating expenses, and net income as expressed in U.S. Dollars, while a weakening of the Euro decreases our Euro-denominated net assets, gross bookings, gross profit, operating expenses, and net income as expressed in U.S. Dollars.  Greece, Ireland, Portugal and certain other European Union countries with high levels of sovereign debt have had difficulty refinancing their debt.  Concern around devaluation or abandonment of the Euro common currency, or that sovereign default risk may be more widespread and could include the U.S., has led to significant volatility in the exchange rate between the Euro, the U.S. dollar and other currencies.  We generally enter into derivative instruments to minimize the impact of short-term currency fluctuations on our consolidated operating results.  However, such derivative instruments are short term in nature and not designed to hedge against currency fluctuation that could impact our foreign currency denominated gross bookings, revenue or gross profit (see Note 6 to the Unaudited Consolidated Financial Statements for additional information on our derivative contracts).  For example, while revenue from our international operations grew on a local currency basis by approximately 68% and 71% for the three and nine months ended September 30, 2011, respectively, on a consolidated basis, as a result of the positive impact of currency exchange rates, revenue from our international operations as reported in U.S. dollars grew 79% and 83%, respectively, during the same periods.

Domestic Trends.  Competition in domestic online travel remains intense and traditional online travel companies are creating new promotions and consumer value features in an effort to gain competitive advantage.  In particular, the competition to provide “opaque” hotel services to consumers, an area in which priceline.com has been a leader, has become more intense over the recent past.  For example, in the fourth quarter of 2010, Expedia began making opaque hotel room reservations available on its principal website under the name “Expedia Unpublished Rates” and has been supporting the initiative with a national television advertising campaign.  In addition, in 2009, Travelocity launched an opaque price-disclosed hotel booking service that allows customers to book rooms at a discount.  As with our Name Your Own Price® hotel booking service, for these services, the name of the hotel is not disclosed until after purchase.  We believe these new offerings, in particular Expedia Unpublished Rates, have adversely impacted the market share and year-over-year growth rate for our opaque hotel service, which experienced a decline in room night reservations in the third quarter of 2011 compared to the third quarter of 2010.  In addition, hotels are increasingly offering discounted hotel room reservations through “daily deal” websites such as Groupon and Living Social.  If Expedia or Travelocity are successful in growing their opaque hotel service, and/or “daily deal” websites are successful in garnering a sizable share of discounted hotel bookings, we may have less consumer demand for our opaque hotel service over time and we are likely to face more competition for access to the limited supply of discounted hotel room rates.  As a result, we believe our share of the discount hotel market in the U.S. could further decrease.

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

Domestic airlines have reduced capacity and increased fares since the latter part of 2009, a trend which may continue.  Decreases in capacity reduce the amount of airline tickets available to us, while significant increases in average airfares in 2010 and thus far in 2011 have adversely impacted leisure travel demand.  Reduced airline capacity and demand negatively impact our priceline.com air business, which in turn has negative repercussions on our priceline.com hotel and rental car businesses.  Our rental car business is further impacted by decreases in rental car fleets, which has negatively impacted our Name Your Own Price® rental car service.  As a result of these challenges, we experienced a decline in Name Your Own Price® airline tickets and rental car days during the year ended December 31, 2010 compared to 2009.  Our access to discounted airline ticket and rental cars improved during 2011, but we expect continued variability in the breadth and depth of discounted airline tickets and rental car rates made available to us in the future, depending on market conditions from time to time.

We believe that our success will depend in large part on our ability to maintain profitability, primarily from our hotel business, to continue to promote the Booking.com, Agoda and TravelJigsaw brands internationally and the priceline.com brand in the United States, and, over time, to offer other travel services and further expand into other international markets. Factors beyond our control, such as worldwide recession, higher oil prices, terrorist attacks, unusual weather patterns, natural disasters such as earthquakes, hurricanes, tsunamis, floods, volcanic eruptions (such as the April 2010 eruption of a volcano in Iceland), travel related health concerns including pandemics and epidemics such as Influenza H1N1, avian bird flu and SARS, political instability, regional hostilities, imposition of taxes or surcharges by regulatory authorities, travel related accidents or the withdrawal from our system of a major hotel supplier or airline, could adversely affect our business and results of operations and impair our ability to effectively implement all or some of the initiatives described above.

For example, in early 2011, Japan was struck by a major earthquake, tsunami and nuclear emergency.  Japan is an important source of travel demand for Agoda, and these crises have had an adverse impact on travel demand originating in Japan and demand for Japanese destinations.  In October 2011, severe flooding in Thailand, a key market for our Agoda business and the Asian business of Booking.com, negatively impacted booking volumes in this market.  In addition, in early 2010, Thailand experienced disruptive civil unrest, which caused the temporary relocation of Agoda’s Thailand-based operations.  Future natural disasters or civil or political unrest could further disrupt our business and operations in Thailand.

We intend to continue to invest in marketing and promotion, technology and personnel within parameters consistent with attempts to improve long-term operating results.  We also intend to broaden the scope of our business, and to that end, we explore strategic alternatives from time to time in the form of, among other things, mergers and acquisitions. Our goal is to improve volume and sustain margins in an effort to maintain profitability. The uncertain environment described above makes the prediction of future results of operations difficult, and accordingly, we cannot provide assurance that we will sustain gross profit growth and profitability.

Seasonality.  A meaningful amount of retail gross bookings are generated early in the year, as customers plan and reserve their spring and summer vacations in Europe and North America.  However, we do not recognize associated revenue until future quarters when the travel occurs.  From a cost perspective, we expense the substantial majority of our advertising activities as they are incurred, which is typically in the quarter in which bookings are generated.  As a result, we typically experience our highest levels of profitability in the second and third quarters of the year, which is when we experience the highest levels of booking and travel consumption for the year for our North American and European businesses.  However, we experience the highest levels of booking and travel consumption for our Asia-Pacific and South American businesses in the first and fourth quarters.  Therefore, if these businesses continue to grow faster than our North American and European businesses, our operating results for the first and fourth quarters of the year may become more significant over time as a percentage of full year operating results.

Recent Developments.  In October 2011, we entered into a $1 billion five-year unsecured revolving credit facility with a group of lenders. Borrowings under the revolving credit facility will bear interest, at our option, at a rate per annum equal to either (i) the adjusted LIBOR for the interest period in effect for such borrowing plus an applicable margin ranging from 1.00% to 1.50%; or (ii) the greatest of (a) JPMorgan Chase Bank, National Association’s prime lending rate, (b) the federal funds rate plus ½ of 1%, and (c) an adjusted LIBOR for an interest period of one month plus 1.00%, plus an applicable margin ranging from 0.00% to 0.50%.  Undrawn balances available under the revolving credit facility are subject to commitment fees at the applicable rate ranging from 0.10% to 0.25%.

The revolving credit facility provides for the issuance of up to $100.0 million of letters of credit as well as borrowings of up to $50 million on same-day notice, referred to as swingline loans.  Borrowings under the revolving credit facility may be made in U.S. dollars, Euros, Pounds Sterling and any other foreign currency agreed to by the lenders.  The proceeds of loans made under the facility will be used for working capital and general corporate purposes. As of November 7, 2011, there were no borrowings under the facility, and approximately $1.8 million of letters of credit were issued under the facility.  Upon entering into this new revolving credit facility, we terminated our $175.0 million revolving credit facility entered into in 2007 (see Note 9 to the Unaudited Consolidated Financial Statements).

Results of Operations

Three and Nine Months Ended September 30, 2011 compared to the Three and Nine Months Ended September 30, 2010

Operating Metrics

Our financial results are driven by certain operating metrics that encompass the booking activity generated by our travel services.  Specifically, reservations of hotel room nights, rental car days and airline tickets capture the volume of units purchased by our customers.  Gross bookings is an operating and statistical metric that captures the total dollar value, generally inclusive of taxes and fees, of all travel services booked by our customers, and is widely used in the travel business.  International gross bookings reflect gross bookings generated principally by websites owned by, operated by, or dedicated to providing gross bookings for Booking.com, Agoda and TravelJigsaw, regardless of the location of the traveler or the destination booked.  For example, the gross bookings related to a U.S. customer booking a hotel room night at a U.S. destination on the Booking.com website will be reported in our international gross bookings.

Domestic gross bookings reflect gross bookings generated principally by websites owned by, operated by, or dedicated to providing gross bookings primarily by our U.S. priceline.com business, again without regard to the location of the travel or the customer purchasing the travel.

Gross bookings resulting from hotel room night reservations, rental car days and airline tickets reserved through our domestic and international operations for the three and nine months ended September 30, 2011 and 2010 were as follows (numbers may not total due to rounding):

	Three Months Ended September 30, (in millions)			Nine Months Ended September 30, (in millions)
	2011	2010	Change	2011	2010	Change

Domestic	$1,268	$1,121	13.1%	$3,705	$3,264	13.5%
International	4,989	2,885	72.9%	12,997	7,116	82.6%
Total	$6,257	$4,006	56.2%	$16,702	$10,381	60.9%

Gross bookings increased by 56.2% and 60.9% for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010, principally due to 47.4% and 52.5% growth in hotel room night reservations, respectively.  The 72.9% increase in international gross bookings (growth on a local currency basis was approximately 61.4%) was attributable to growth in international hotel room night reservations for our Booking.com and Agoda businesses, as well as higher average daily rates charged for hotel stays and growth in international rental car reservations for our TravelJigsaw business.  Domestic gross bookings increased by 13.1% and 13.5% for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010, primarily due to growth in price-disclosed airline ticket and hotel room night reservations and Name Your Own Price® airline ticket and rental car day reservations.  Higher average daily rates (“ADRs”) drove growth in gross bookings related to our Name Your Own Price® hotel business despite a modest year-over-year decline in Name Your Own Price® hotel room night reservations in the three and nine months ended September 30, 2011.

Gross bookings resulting from hotel room night reservations, rental car days and airline tickets sold through our agency and merchant models for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30, (in millions)			Nine Months Ended September 30, (in millions)
	2011	2010	Change	2011	2010	Change

Agency	$5,121	$3,168	61.6%	$13,627	$8,225	65.7%
Merchant	1,136	838	35.6%	3,075	2,156	42.6%
Total	$6,257	$4,006	56.2%	$16,702	$10,381	60.9%

Agency gross bookings increased 61.6% and 65.7% for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010, due to growth in Booking.com hotel room night reservations.  Our U.S. priceline.com business also experienced growth in reservations of agency price-disclosed hotel room nights, airline tickets and rental car days.  Merchant gross bookings increased 35.6% and 42.6% for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010, due to an increase in the sale of Agoda hotel room night reservations, TravelJigsaw rental car day reservations, priceline.com merchant price-disclosed hotel room night reservations and Name Your Own Price® airline ticket and rental car day reservations.

	Hotel Room Nights	Rental Car Days	Airline Tickets

Three Months ended September 30, 2011	40.6 million	7.0 million	1.6 million

Three Months ended September 30, 2010	27.5 million	5.1 million	1.5 million

Nine Months ended September 30, 2011	108.0 million	18.5 million	4.9 million

Nine Months ended September 30, 2010	70.8 million	12.4 million	4.6 million

Hotel room night reservations increased by 47.4% and 52.5% for the three and nine months ended September 30, 2011, compared to the same periods in 2010, respectively, principally due to an increase in Booking.com, Agoda and priceline.com price-disclosed hotel room night reservations, partially offset by a decline in Name Your Own Price® hotel room night reservations.  Booking.com, our most significant brand, currently includes over 170,000 hotels on its website as compared to about 105,000 hotels last year (updated hotel counts are available on the Booking.com website).  Booking.com has added hotels over the past year in its core European market as well as higher-growth markets such as North America (which is a newer market for Booking.com), Asia-Pacific and South America.  An increasing amount of our business from a destination and point-of-sale perspective is conducted in these newer markets which are growing faster than our overall growth rate.  Our U.S. priceline.com agency hotel reservations benefited from the integration of U.S. hotels from the Booking.com extranet on the priceline.com website.

Rental car day reservations increased by 35.6% and 49.2% for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010, due primarily to the inclusion of rental car day reservations from TravelJigsaw, which we acquired in May 2010, as well as an increase in Name Your Own Price® rental car days.

Airline ticket reservations increased by 7.7% and 5.7% for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010 due to an increase in both price-disclosed and Name Your Own Price® airline ticket reservations.

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

•                  Other revenues are derived primarily from advertising on our websites.

	Three Months Ended September 30,			Nine Months Ended September 30,
	($000)			($000)
	2011	2010	Change	2011	2010	Change
Merchant Revenues	$573,230	$494,473	15.9%	$1,558,564	$1,309,407	19.0%
Agency Revenues	876,601	504,010	73.9%	1,797,204	1,034,765	73.7%
Other Revenues	2,973	3,274	(9.2)%	9,071	9,419	(3.7)%
Total Revenues	$1,452,804	$1,001,757	45.0%	$3,364,839	$2,353,591	43.0%

Merchant Revenues

Merchant revenues for the three and nine months ended September 30, 2011 increased 15.9% and 19.0%, respectively, compared to the same periods in 2010, primarily due to increases in Agoda price-disclosed hotel room night reservations, TravelJigsaw rental car day reservations, priceline.com price-disclosed hotel room night reservations and Name Your Own Price® airline ticket and hotel room night reservations.

Agency Revenues

Agency revenues for the three and nine months ended September 30, 2011 increased 73.9% and 73.7%, respectively, compared to the same periods in 2010, primarily as a result of growth in the business of Booking.com.  Our U.S. agency hotel room reservations benefited from the integration of U.S. hotels from the Booking.com extranet on the priceline.com website.

Other Revenues

Other revenues during the three and nine months ended September 30, 2011 consisted primarily of advertising revenues.  Other revenues for the three months and nine months ended September 30, 2011 decreased 9.2% and 3.7%, respectively, compared to the same periods in 2010.

Cost of Revenues and Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
	($000)			($000)
	2011	2010	Change	2011	2010	Change
Cost of Revenues	$352,656	$335,569	5.1%	$1,009,657	$923,032	9.4%
% of Merchant Revenues	61.5%	67.9%		64.8%	70.5%

Cost of Revenues

For the three and nine months ended September 30, 2011, cost of revenues consisted primarily of charges from the suppliers for: (1) the cost of Name Your Own Price® hotel room reservations, net of applicable taxes, (2) the cost of Name Your Own Price® rental cars, net of applicable taxes; and (3) the cost of Name Your Own Price® airline tickets, net of the federal air transportation tax, segment fees and passenger facility charges imposed in connection with the sale of airline tickets.  Cost of revenues for the three and nine months ended September 30, 2011 increased by 5.1% and 9.4%, respectively, compared to the same periods in 2010, due primarily to the increase in Name Your Own Price® revenues discussed above.  Merchant price-disclosed hotel and rental car reservations are recorded in merchant revenues net of the amounts paid to suppliers and therefore, there is no associated cost of revenues for merchant price-disclosed revenues.  Cost of revenues as a percentage of their associated merchant revenues decreased primarily due to the increase in merchant price-disclosed hotel revenues and the addition of TravelJigsaw merchant revenue, all of which are recorded on a “net” basis.

Agency revenues are recorded at their net amount, which are amounts received less amounts paid to suppliers, if any, and therefore, there are no costs of agency revenues.

Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
	($000)			($000)
	2011	2010	Change	2011	2010	Change
Gross Profit	$1,100,148	$666,188	65.1%	$2,355,182	$1,430,559	64.6%
Gross Margin	75.7%	66.5%		70.0%	60.8%

Total gross profit for the three and nine months ended September 30, 2011 increased by 65.1% and 64.6%, respectively, compared to the same periods in 2010, primarily as a result of increased revenue discussed above.  Total gross margin (gross profit expressed as a percentage of total revenue) increased during the three and nine months ended September 30, 2011, compared to the same periods in 2010, because Name Your Own Price® revenues, which are recorded “gross” with a corresponding cost of revenue, represented a smaller percentage of total revenues compared to retail, price-disclosed revenues which are primarily recorded “net” with no corresponding cost of revenues.  Because Name Your Own Price® transactions are reported “gross” and retail transactions are primarily recorded on a “net” basis, we believe that gross profit has become an increasingly important measure of evaluating growth in our business.  Our international operations accounted for approximately $952.4 million and $2.0 billion of our gross profit for the three and nine months ended September 30, 2011, respectively, which compares to $529.8 million and $1.1 billion, respectively, for the same periods in 2010.  Gross profit attributable to our international operations increased, on a local currency basis, by approximately 68% and 71% for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010.

Operating Expenses

Advertising

	Three Months Ended September 30,			Nine Months Ended September 30,
	($000)			($000)
	2011	2010	Change	2011	2010	Change
Online Advertising	$279,926	$172,727	62.1%	$701,317	$418,354	67.6%
% of Total Gross Profit	25.4%	25.9%		29.8%	29.2%
Offline Advertising	$8,035	$7,773	3.4%	$29,463	$29,684	(0.7)%
% of Total Gross Profit	0.7%	1.2%		1.3%	2.1%

Online advertising expenses primarily consist of the costs of (1) search engine keyword purchases; (2) affiliate programs; (3) banner and pop-up advertisements; and (4) e-mail campaigns.  For the three and nine months ended September 30, 2011, online advertising expenses increased over the same periods in 2010, primarily to support increased hotel room night reservations for Booking.com and Agoda, increased rental car day reservations for TravelJigsaw and increased hotel room night reservations for priceline.com.  Online advertising as a percentage of gross profit increased for the nine months ended September 30, 2011, compared to the same period in 2010.  The increase is driven primarily by brand mix rather than a change in the fundamental efficiency of our online advertising by brand.  Our international businesses are growing faster than our priceline.com business in the U.S., and spend a higher percentage of gross profit on online advertising.  Furthermore, priceline.com is obtaining an increasing share of its traffic though online advertising, a trend which we expect to continue.  We recognize advertising expense at the time of booking, but recognize the gross profit for price-disclosed hotel and rental car reservations when the travel is completed.  Online advertising as a percentage of gross profit decreased for the three months ended September 30, 2011 compared to the same period in 2010, due to the beneficial impact of gross profit related to reservations and advertising spend during the higher-growth second quarter, partially offset by the brand mix impact discussed above.

Offline advertising expenses are related to our domestic television, print and radio advertising for priceline.com.  For the nine months ended September 30, 2011, offline advertising expenses decreased compared to the same period in 2010, primarily due to lower print advertising costs. For the three months ended September 30, 2011, offline advertising expenses increased compared to the same period in 2010 due to higher creative and television advertising costs.

Sales and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
	($000)			($000)
	2011	2010	Change	2011	2010	Change
Sales and Marketing	$47,124	$33,060	42.5%	$122,931	$85,663	43.5%
% of Total Gross Profit	4.3%	5.0%		5.2%	6.0%

Sales and marketing expenses consist primarily of (1) credit card processing fees associated with merchant transactions; (2) fees paid to third-parties that provide call center, website content translations and other services (3) provisions for credit card chargebacks; and (4) provisions for bad debt, primarily related to agency hotel commission receivables.  For the three and nine months ended September 30, 2011, sales and marketing expenses, which are substantially variable in nature, increased over the same periods in 2010, primarily due to increased gross booking volumes as well as expenses related to increased content translations.  Costs associated with our U.S. priceline.com business comprise a large component of sales and marketing expense.  Our U.S. priceline.com business grew more slowly than our total gross profit, which benefited from the high growth in our international agency business, and as a result, sales and marketing expenses as a percentage of total gross profit for the three and nine months ended September 30, 2011 declined compared to the same periods of 2010.

Personnel

	Three Months Ended September 30,			Nine Months Ended September 30,
	($000)			($000)
	2011	2010	Change	2011	2010	Change
Personnel	$94,463	$82,007	15.2%	$255,450	$194,635	31.2%
% of Total Gross Profit	8.6%	12.3%		10.8%	13.6%

Personnel expenses consist of compensation to our personnel, including salaries, bonuses, payroll taxes, employee health benefits and stock-based compensation. For the three and nine months ended September 30, 2011, personnel expenses increased over the same periods in 2010, due primarily to increased headcount to support the growth of our international business.  Stock-based compensation expense was approximately $13.3 million and $21.2 million for the three months ended September 30, 2011 and 2010, respectively, and approximately $40.4 million and $48.6 million for the nine months ended September 30, 2011 and 2010, respectively.  Stock-based compensation expense is lower for the three and nine months ended September 30, 2011 as compared to the same periods in 2010, because expense for the three and nine months ended September 30, 2010 included cumulative expense impacts of $6.4 million and $11.0 million, respectively, to reflect an increase in the estimated probable outcome for certain performance share units.

General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	($000)			($000)
	2011	2010	Change	2011	2010	Change
General and Administrative	$31,717	$15,730	101.6%	$87,334	$56,224	55.3%
% of Total Gross Profit	2.9%	2.4%		3.7%	3.9%

General and administrative expenses consist primarily of: (1) fees for outside professionals, including litigation expenses; (2) occupancy expenses; and (3) personnel related expenses such as recruiting, training and travel expenses. General and administrative expenses increased during the three and nine months ended September 30, 2011, over the same periods in 2010, due to higher recruiting, training and travel expenses related to the increased headcount at Booking.com, Agoda and TravelJigsaw. Additionally, we have significantly increased our new office expansion worldwide to support continued growth in our international operations.  The nine months ended September 30, 2010 included one-time professional fee expenses related to the acquisition of TravelJigsaw in May 2010 and a favorable adjustment in the three months ended September 30, 2010 of approximately $2.7 million in connection with the resolution of certain franchise tax and sales and use tax issues related to our corporate headquarters location.

Information Technology

	Three Months Ended September 30,			Nine Months Ended September 30,
	($000)			($000)
	2011	2010	Change	2011	2010	Change
Information Technology	$8,548	$5,347	59.9%	$23,456	$14,850	58.0%
% of Total Gross Profit	0.8%	0.8%		1.0%	1.0%

Information technology expenses consist primarily of: (1) system maintenance and software license fees; (2) outsourced data center costs relating to our domestic and international data centers; (3) data communications and other expenses associated with operating our Internet sites; and (4) payments to outside consultants. For the three and nine months ended September 30, 2011, information technology expenses increased compared to the same periods in 2010, due primarily to growth in our worldwide operations.

Depreciation and Amortization

	Three Months Ended September 30,			Nine Months Ended September 30,
	($000)			($000)
	2011	2010	Change	2011	2010	Change
Depreciation and Amortization	$13,957	$12,775	9.2%	$40,087	$33,312	20.3%
% of Total Gross Profit	1.3%	1.9%		1.7%	2.3%

Depreciation and amortization expenses consist of: (1) amortization of intangible assets with determinable lives; (2) amortization of internally developed and purchased software, (3) depreciation of computer equipment; and (4) depreciation of leasehold improvements, office equipment and furniture and fixtures.  For the three and nine months ended September 30, 2011, depreciation expense increased from the same periods in 2010 due to capital expenditures for computer equipment.  In addition, for the nine months ended September 30, 2011, amortization expense increased from the same period in 2010 due to acquisition-related amortization in connection with our acquisition of TravelJigsaw in May 2010.

Other Income (Expense)

	Three Months Ended September 30,			Nine Months Ended September 30,
	($000)			($000)
	2011	2010	Change	2011	2010	Change
Interest Income	$2,526	$918	175.1%	$6,075	$2,713	123.9%
Interest Expense	(7,879)	(8,293)	(5.0)%	(23,389)	(22,366)	4.6%
Foreign Currency Transactions and Other	827	(10,715)	(107.7)%	(8,696)	(12,806)	(32.1)%
Total	$(4,526)	$(18,090)	(75.0)%	$(26,010)	$(32,459)	(19.9)%

For the three and nine months ended September 30, 2011, interest income on cash and marketable securities increased over the same periods in 2010, primarily due to an increase in the average balance invested.  Interest expense decreased for the three months ended September 30, 2011, as compared to the same period in 2010, primarily due to a decrease in the average outstanding debt.  Interest expense increased for the nine months ended September 30, 2011, as compared to the same period in 2010, primarily due to an increase in the average outstanding debt resulting from the March 2010 issuance of $575 million aggregate principal amount of convertible senior notes.

Derivative contracts that hedge our exposure to the impact of currency fluctuations on the translation of our international operations resulted in foreign exchange gains of $3.9 million and $1.9 million for the three and nine months ended September 31, 2011, respectively, and foreign exchange losses of $6.1 million and foreign exchange gains of $2.1 million for the three and nine months ended September 30, 2010, respectively, that are recorded in “Foreign currency transactions and other.”

Foreign exchange transaction losses, including fees on foreign exchange transactions, resulted in losses of $3.1 million and $10.6 million for the three and nine months ended September 30, 2011, respectively, compared to losses of $1.4 million and $3.6 million for the three and nine months ended September, 30, 2010, respectively, and are recorded in “Foreign currency transactions and other.”

In addition, losses of $3.2 million and $11.3 million for the three and nine months ended September 30, 2010, respectively, resulted from convertible debt conversions during 2010, and are recorded in “Foreign currency transactions and other.”

Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	($000)			($000)
	2011	2010	Change	2011	2010	Change
Income Tax Expense	$138,966	$94,119	47.6%	$235,959	$172,347	36.9%

Our effective tax rate for the three and nine months ended September 30, 2011 was 22.7% and 22.1%, respectively.  Our effective tax rate for the three and nine months ended September 30, 2011 differs from the expected tax provision at the U.S. statutory tax rate of 35% principally due to lower foreign tax rates and the resolution of an uncertain tax position during the second quarter of 2011.

Following the conclusion of an audit, we reversed a reserve of approximately $12.5 million in the three months ended June 30, 2011 for unrecognized tax benefits attributable to tax positions taken in 2010.  We do not expect further significant changes in the amount of unrecognized tax benefits during the next twelve months.

The effective tax rate for the three and nine months ended September 30, 2011 is lower compared to the same periods in 2010 primarily due to a higher percentage of foreign income, which is taxed at lower rates, and the reversal of the reserve for unrecognized tax benefits referred to above.  Our 2011 effective tax rate is also lower as a result of the Innovation Box Tax benefit discussed below.

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

The Internal Revenue Service initiated an audit of our income taxes for the first time in the third quarter of 2011.  To date, we have been audited in several taxing jurisdictions with no significant adjustments as a result.  If future audits find that additional taxes are due, we may be subject to incremental tax liabilities, possibly including interest and penalties, which could have a material adverse effect on our financial condition and results of operations.

Redeemable Noncontrolling Interests

	Three Months Ended September 30,			Nine Months Ended September 30,
	($000)			($000)
	2011	2010	Change	2011	2010	Change
Net income attributable to redeemable noncontrolling interests	$3,387	$1,580	114.4%	$2,520	$1,219	106.7%

The net income attributable to redeemable noncontrolling interests for the three and nine months ended September 30, 2011 compared to the same periods in 2010 increased due to improved year-over-year operating performance for TravelJigsaw.

Liquidity and Capital Resources

As of September 30, 2011, we had $2.4 billion in cash, cash equivalents and short-term investments.  Approximately $1.4 billion of our cash and cash equivalents and short-term investments are held by our international subsidiaries and are denominated primarily in Euros and, to a lesser extent, in British Pound Sterling. We currently intend to permanently reinvest this cash in our international operations.  We could not repatriate this cash without incurring an additional tax liability in the U.S.  Cash equivalents and short-term investments are primarily comprised of highly liquid, investment-grade debt securities.

As of September 30, 2011, we have a remaining authorization from our Board of Directors to repurchase $459.2 million of our common stock.  We may from time to time make additional repurchases of our common stock, depending on prevailing market conditions, alternate uses of capital, and other factors.

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

Net cash provided by operating activities for the nine months ended September 30, 2011, was $1.1 billion, resulting from net income of $833.2 million, a favorable impact of non-cash items not affecting cash flows of $140.3 million and net favorable changes in working capital of $86.5 million.  The changes in working capital for the nine months ended September 30, 2011, were primarily related to a $292.2 million increase in accounts payable, accrued expenses and other current liabilities, partially offset by a $202.1 million increase in accounts receivable.  The increase in these working capital balances was primarily related to seasonality and increases in business volume.  Our bookings and revenues are generally higher in the third quarter of the year than in the fourth quarter of the year, which typically results in higher accounts receivable, deferred merchant bookings, accounts payable and accrued expenses at September 30, 2011 compared to December 31, 2010.  Non-cash items were primarily associated with deferred income taxes, stock-based compensation expense, depreciation and amortization, primarily from acquisition-related intangible assets, and amortization of debt discount.

Net cash provided by operating activities for the nine months ended September 30, 2010, was $597.4 million, resulting from net income of $393.0 million, net favorable changes in working capital of $51.0 million, and a net favorable impact of $153.4 million for non-cash items not affecting cash flows.  Non-cash items include deferred income taxes, stock-based compensation expense, depreciation and amortization, primarily from acquisition-related intangible assets, amortization of debt discount and losses on conversions of our convertible notes.  The changes in working capital for the nine months ended September 30, 2010, were related to a $169.9 million increase in accounts payable, accrued expenses and other current liabilities, partially offset by a $112.8 million increase in accounts receivable.  The increase in these working capital balances was primarily related to seasonality and increases in business volume as well as the timing of income tax payments.  Our bookings and revenues are generally higher in the third quarter of the year than in the fourth quarter of the year which typically results in higher accounts receivable, deferred merchant bookings, accounts payable and accrued expenses at September 30, 2010 compared to December 31, 2009.

Net cash used in investing activities was $838.2 million for the nine months ended September 30, 2011.  Investing activities were affected by payments of $68.0 million for acquisitions, principally related to contingent consideration associated with the 2007 acquisition of Agoda, $36.8 million net payments to settle derivative contracts, net purchases of investments of $700.7 million, and a change in restricted cash of $2.9 million.  Net cash used in investing activities was $449.1 million for the nine months ended September 30, 2010.  During the nine months ended September 30, 2010, investing activities were affected by $364.1 million net purchase of investments and a payment of $111.0 million for acquisitions and other equity investments, net of cash acquired, partially offset by $40.3 million net proceeds from foreign currency forward contracts.  Cash invested in purchases of property and equipment was $29.8 million and $14.5 million for the nine months ended September 30, 2011 and 2010, respectively.  The increase in 2011 is to support the growth of our business, including additional data center capacity and capital expenditures for new offices opened during the year, a trend we expect to continue to support future business growth.

Net cash used by financing activities was approximately $156.6 million for the nine months ended September 30, 2011.  The cash used in financing activities during the nine months ended September 30, 2011 was primarily related to treasury stock purchases of $162.4 million, approximately $13.0 million spent to purchase a portion of the shares underlying redeemable noncontrolling interests in TravelJigsaw, and $0.2 million of principal paid upon the conversion of senior notes, partially offset by $4.0 million of proceeds from the exercise of employee stock options and $15.0 million of excess tax benefits from stock-based compensation.  Net cash provided by financing activities was approximately $174.5 million for the nine months ended September 30, 2010.  The cash provided by financing activities during the nine months ended September 30, 2010 was primarily related to proceeds from the issuance of convertible senior notes with an aggregate principal amount of $575.0 million, $24.6 million of proceeds from the exercise of employee stock options, $5.0 million of excess tax benefits from stock-based compensation and proceeds of $4.3 million from the sale of shares of TravelJigsaw to certain Booking.com managers, partially offset by $295.4 million paid upon the conversion of senior notes, $125.7 million of treasury stock purchases and $13.3 million of debt issuance costs.

In October 2011, we entered into a $1 billion five-year unsecured revolving credit facility with a group of lenders. Borrowings under the revolving credit facility will bear interest, at our option, at a rate per annum equal to either (i) the adjusted LIBOR for the interest period in effect for such borrowing plus an applicable margin ranging from 1.00% to 1.50%; or (ii) the greatest of (a) JPMorgan Chase Bank, National Association’s prime lending rate, (b) the federal funds rate plus ½ of 1%, and (c) an adjusted LIBOR for an interest period of one month plus 1.00%, plus an applicable margin ranging from 0.00% to 0.50%.  Undrawn balances available under the revolving credit facility are subject to commitment fees at the applicable rate ranging from 0.10% to 0.25%.

The revolving credit facility provides for the issuance of up to $100.0 million of letters of credit as well as borrowings of up to $50 million on same-day notice, referred to as swingline loans.  Borrowings under the revolving credit facility may be made in U.S. dollars, Euros, Pounds Sterling and any other foreign currency agreed to by the lenders.  The proceeds of loans made under the facility will be used for working capital and general corporate purposes. As of November 7, 2011, there were no borrowings under the facility, and approximately $1.8 million of letters of credit were issued under the facility.  Upon entering into this new revolving credit facility, we terminated our $175.0 million revolving credit facility entered into in 2007 (see Note 9 to the Unaudited Consolidated Financial Statements).

Since the contingent conversion threshold for the 1.25% Convertible Senior Notes due 2015 was exceeded as of September 30, 2011, these notes are convertible at the option of the holders.  If the holders elect to convert, we will be required to pay the aggregate principal amount in cash and we will deliver cash or shares of common stock, at our option, for the conversion value in excess of the aggregate principal amount.  We would likely fund our conversion obligations with cash and cash equivalents, short-term investments and borrowings under our revolving credit facility.

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

Contingencies

A number of jurisdictions have initiated lawsuits against us related to, among other things, the payment of hotel occupancy and other taxes (i.e., state and local sales tax).  In addition, a number of municipalities have initiated audit proceedings, issued proposed tax assessments or started inquiries relating to the payment of hotel occupancy and other taxes.  To date, the majority of taxing jurisdictions in which we facilitate the making of hotel room reservations have not asserted that taxes are due and payable on our U.S. “merchant” hotel business.  With respect to jurisdictions that have not initiated proceedings to date, it is possible that they will do so in the future or that they will seek to amend their tax statutes and seek to collect taxes from us on a prospective basis.  See Note 14 to the Unaudited Consolidated Financial Statements for a description of these pending cases and proceedings and Risk Factors — “Adverse application of state and local tax laws could have an adverse effect on our business and results of operation” in this Quarterly Report.

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

As a result of this litigation and other attempts by jurisdictions to levy similar taxes, we have established a reserve for hotel occupancy and other taxes, which amounted to approximately $31 million and $26 million as of September 30, 2011 and December 31, 2010, respectively.  The reserve is based on our reasonable estimate, and the ultimate resolution of these issues may be less or greater than the liabilities recorded.  We believe that even if we were to suffer adverse determinations in the near term in more of the pending proceedings than currently anticipated given results to date, because of our available cash, it would not have a material impact on our liquidity.

Off-Balance Sheet Arrangements

As of September 30, 2011, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

We derive a substantial portion of our revenues from, and have significant operations, outside of the United States. Our international operations include the Netherlands-based hotel reservation service Booking.com, the Singapore-based hotel reservation service Agoda and the U.K.-based rental car reservation service TravelJigsaw.  Each year since 2007, our international operations achieved significant year-over-year growth in their gross bookings (an operating and statistical metric referring to the total dollar value, generally inclusive of all taxes and fees, of all travel services purchased by our customers) and hotel room night reservations.  This growth rate has contributed significantly to our growth in revenue, gross profit and earnings per share.  Over time, Booking.com, Agoda and TravelJigsaw will experience a decline in their growth rate as the absolute level of their gross bookings and unit sales grow larger.  Other factors may also slow the growth rates of our international operations, including, for example, worldwide economic conditions, any strengthening of the U.S. Dollar versus the Euro and other currencies, declines in hotel average daily rates (“ADRs”), increases in cancellations, travel market conditions and the competitiveness of the market.  A decline in the growth rates of our international operations could have a negative impact on our future revenue and earnings per share growth rates and, as a consequence, our stock price.

The strategy of Booking.com, Agoda and TravelJigsaw involves rapid expansion into regions around the world, including Europe, Asia-Pacific, North America, South America and elsewhere, many of which have different customs, different levels of customer acceptance of the Internet and different legislation, regulatory environments, tax laws and levels of political stability.  In addition, compliance with foreign legal, regulatory or tax requirements will place demands on our time and resources, and we may nonetheless experience unforeseen and potentially adverse legal, regulatory or tax consequences.  If Booking.com, Agoda and TravelJigsaw are unsuccessful in rapidly expanding into new markets, our business, results of operations and financial condition would be adversely affected.

We are dependent on the travel industry.

Our financial prospects are significantly dependent upon our sale of travel services, particularly leisure travel.  Travel, including hotel, rental car and airline ticket reservations, is dependent on discretionary spending levels. As a result, sales of travel services tend to decline during general economic downturns and recessions.  Accordingly, the recent worldwide recession led to a weakening in the fundamental demand for our services and an increase in the number of customers who cancelled existing travel reservations with us.  Recently, we have experienced short-term volatility in the transactional growth rates and in the growth in cancellations for our international business, which may make it more difficult to predict longer-term trends and the future impact of macro-economic weakness on our business.  In addition, unforeseen events beyond our control, such as worldwide recession, higher oil prices, terrorist attacks, unusual weather patterns, natural disasters such as earthquakes, hurricanes, tsunamis, floods, volcanic eruptions (such as the April 2010 eruption of a volcano in Iceland), travel related health concerns including pandemics and epidemics such as Influenza H1N1, avian bird flu and SARS, political instability, regional hostilities, imposition of taxes or surcharges by regulatory authorities, travel related accidents or the withdrawal from our system of a major hotel supplier or airline, could adversely affect our business and results of operations.

For example, in early 2011, Japan was struck by a major earthquake, tsunami and nuclear emergency.  Japan is an important source of travel demand for Agoda, and these crises have had an adverse impact on travel demand originating in Japan and demand for Japanese destinations.  In October 2011, severe flooding in Thailand, a key market for our Agoda business and the Asian business of Booking.com, negatively impacted booking volumes in this market.  In addition, in early 2010, Thailand experienced disruptive civil unrest, which caused the temporary relocation of Agoda’s Thailand-based operations.  Future natural disasters or civil or political unrest could further disrupt our business and operations in Thailand.

In addition, work stoppages or labor unrest at any of the major airlines could materially adversely affect the airline industry and, as a consequence, have a material adverse effect on our business, results of operations and financial condition.

We are exposed to fluctuations in currency exchange rates.

As a result of the growth of Booking.com and Agoda, and the acquisition of TravelJigsaw, we are conducting a significant portion of our business outside the United States and are reporting our results in U.S. Dollars.  As a result, we face exposure to adverse movements in currency exchange rates as the financial results of our international operations are translated from local currency (principally the Euro and the British Pound Sterling) into U.S. Dollars upon consolidation.  For example, a strengthening of the Euro increases our Euro-denominated net assets, gross bookings, gross profit, operating expenses, and net income as expressed in U.S. Dollars, while a weakening of the Euro decreases our Euro-denominated net assets, gross bookings, gross profit, operating expenses, and net income as expressed in U.S. Dollars.  Additionally, foreign exchange rate fluctuations on transactions denominated in currencies other than the functional currency result in gains and losses that are reflected in the Unaudited Consolidated Statement of Operations.  Booking.com, Agoda and TravelJigsaw are subject to risks typical of international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Greece, Ireland, Portugal and certain other European Union countries with high levels of sovereign debt have had difficulty refinancing their debt.  Concern around devaluation or abandonment of the Euro common currency, or that sovereign default risk may be more widespread and could include the U.S., has led to significant volatility in the exchange rate between the Euro, the U.S. dollar and other currencies over the past several years.

Intense competition could reduce our market share and harm our financial performance.

We compete with both online and traditional sellers of the services we offer. The market for the services we offer is intensely competitive, and current and new competitors can launch new sites at a relatively low cost.  We may not be able to effectively compete with industry conglomerates such as Google, Microsoft or Expedia, each of which may have access to significantly greater and more diversified resources than we do.

We currently or potentially compete with a variety of companies with respect to each service we offer. With respect to our travel services, these competitors include, but are not limited to:

•                  Internet travel services such as Expedia, Hotels.com, Hotwire and Venere, which are owned by Expedia; Travelocity, lastminute.com and Zuji, which are owned by the Sabre Group; Orbitz.com, Cheaptickets, ebookers, HotelClub and RatesToGo, which are owned by Orbitz Worldwide; laterooms and asiarooms, which are owned by Tui Travel; and Gullivers, octopustravel, Superbreak, hotel.de, Hotel Reservation Service, AutoEurope, Holiday Auto, Car Trawler, Ctrip, MakeMyTrip, Rakuten and Wotif;

•                  travel suppliers such as hotel companies, airlines and rental car companies, many of which have their own branded websites to which they drive business;

•                  large online portal, social networking, group buying and search companies, such as Google, Yahoo! (including Yahoo! Travel), Bing (including Bing Travel), Facebook and Groupon;

•                  traditional travel agencies, wholesalers and tour operators;

•                  online travel search sites such as Kayak.com, Trivago.com, Mobissimo.com, FareChase.com and HotelsCombined (each sometimes referred to as a “meta-search” site) and travel research sites that have search functionality, such as TripAdvisor, Travelzoo and Cheapflights.com; and

•                  operators of travel industry reservation databases such as Galileo, Travelport, Amadeus and Sabre.

Large, established Internet search engines with substantial resources and expertise in developing online commerce and facilitating Internet traffic are creating — and intend to further create — inroads into online travel, both in the U.S. and internationally.  For example, following its acquisition of ITA Software, Inc., a major flight information software company, Google recently launched a new flight search tool that enables users to find fares, schedules and availability directly on Google and excludes online travel agent (“OTA”) participation within the search results.  Google has also invested in HomeAway, a publicly traded vacation home rental service, and launched “Hotel Finder,” a utility that allows users to search and compare hotel accommodations based on parameters set by the user.  In addition, Microsoft has launched Bing Travel, which searches for airfare and hotel reservations online and predicts the best time to purchase them.  “Meta-search” sites leverage their search technology to aggregate travel search results for the searcher’s specific itinerary across supplier, travel agent and other websites and, in many instances, compete directly with us for customers.  Furthermore, certain suppliers limit OTA participation within the meta-search results.  Some meta-search sites, such as Kayak.com, which offers its users the ability to make hotel reservations directly on its website, may evolve into more traditional online travel sites.  These initiatives, among others, illustrate a clear intention to more directly appeal to travel consumers by showing consumers more detailed travel search results, including specific information for travelers’ own itineraries, which could lead to suppliers or others gaining a larger share of search traffic or may ultimately lead to search engines maintaining transactions within their own websites.  If Google, as the single largest search engine in the world, or Bing, or other leading search engines refer significant traffic to these or other travel services that they develop in the future, it could result in, among other things, more competition from supplier websites and higher customer acquisition costs for third-party sites such as ours and could have a material adverse effect on our business, results of operations and financial condition.

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

Competition in domestic online travel remains intense and traditional online travel companies are creating new promotions and consumer value features in an effort to gain competitive advantage.  In particular, the competition to provide “opaque” hotel services to consumers, an area in which priceline.com has been a leader, has become more intense over the recent past.  For example, in the fourth quarter of 2010, Expedia began making opaque hotel room reservations available on its principal website under the name “Expedia Unpublished Rates” and has been supporting the initiative with a national television advertising campaign.  In addition, in 2009, Travelocity launched an opaque price-disclosed hotel booking service that allows customers to book rooms at a discount.  As with our Name Your Own Price® hotel booking service, for these services, the name of the hotel is not disclosed until after purchase.  We believe these new offerings, in particular Expedia Unpublished Rates, have adversely impacted the market share and year-over-year growth rate for our opaque hotel service, which experienced a decline in room night reservations in the third quarter of 2011 compared to the third quarter of 2010.  In addition, hotels are increasingly offering discounted hotel room reservations through “daily deal” websites such as Groupon and Living Social.  If Expedia or Travelocity are successful in growing their opaque hotel service and/or “daily deal” websites are successful in garnering a sizeable share of discounted hotel bookings, we may have less consumer demand for our opaque hotel service over time and we are likely to face more competition for access to the limited supply of discounted hotel room rates.  As a result, we believe our share of the discount hotel market in the U.S. could further decrease.

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

Historically, for our merchant business in the U.S., we have relied on fees paid to us by GDSs for travel bookings made through GDSs for a portion of our gross profit. We rebate certain GDS costs to certain suppliers in exchange for contractual considerations such as those relating to pricing and availability, and expect to continue to do so in the future.  Suppliers put pressure on us to reduce our aggregate compensation and book through lower cost channels in order to receive full content and avoid penalties.  We have agreements with a number of suppliers to obtain access to content, and are in continuing discussions with others to obtain similar access.  If we were denied access to full content or had to impose service fees on our services, it could have a material adverse effect on our business, results of operations and financial condition.

With respect to our airline suppliers, the airline industry has experienced a shift in market share from full-service carriers to low-cost carriers that focus primarily on discount fares to leisure destinations and we expect this trend to continue.  Some low-cost carriers, such as Southwest, have not historically distributed their tickets through us or other third-party intermediaries.  In addition, certain airlines have significantly limited or eliminated sales of airline tickets through opaque channels, preferring to consistently show the lowest available price on their own website.  Domestic airlines have reduced capacity and increased fares since the latter part of 2009, a trend which is expected to continue.  Decreases in capacity reduce the amount of airline tickets available to us, while significant increases in average airfares in 2010 and thus far in 2011 have adversely impacted leisure travel demand.  Reduced airline capacity and demand negatively impact our priceline.com air business, which in turn has negative repercussions on our priceline.com hotel and rental car businesses.  Our rental car business is further impacted by decreases in rental car fleets, which has negatively impacted our Name Your Own Price® rental car service.  As a result of these challenges, we experienced a decline in Name Your Own Price® airline tickets and rental car days during the year ended December 31, 2010 compared to 2009.  Our access to discounted airline ticket and rental cars improved during 2011, but we expect continued variability in the breadth and depth of discounted airline tickets and rental car rates made available to us in the future, depending on market conditions from time to time.

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

A number of jurisdictions have initiated lawsuits against on-line travel companies, including us, related to, among other things, the payment of hotel occupancy and other taxes (i.e., state and local sales tax).  In addition, a number of municipalities have initiated audit proceedings, issued proposed tax assessments or started inquiries relating to the payment of hotel occupancy and other taxes.  See Note 14 to the Unaudited Consolidated Financial Statements for a description of these pending cases and proceedings.  Additional state and local jurisdictions are likely to assert that we are subject to, among other things, hotel occupancy and other taxes (i.e., state and local sales tax) and could seek to collect such taxes, either retroactively or prospectively, or both.

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

We cannot guarantee that our existing security measures will prevent security breaches or attacks. A party (whether internal, external, an affiliate or unrelated third party) that is able to circumvent our security systems could steal customer information or transaction data, proprietary information or cause significant interruptions in our operations. For instance, from time to time, we have experienced “denial-of-service” type attacks on our system that have made portions of our websites slow or unavailable for periods of time.  In addition, several major corporations experienced well-publicized online security breaches during the first half of 2011, including among others, Sony, the data security firm RSA, Lockheed Martin, the email wholesaler Epsilon, the Fox broadcast network and Citigroup.  We may need to expend significant resources to protect against security breaches or to address problems caused and liabilities incurred by breaches, and reductions in website availability and response time could cause loss of substantial business volumes during the occurrence of any such incident.  These issues are likely to become more difficult as we expand the number of places where we operate and as the tools and techniques used in such attacks become more advanced.  Security breaches could result in negative publicity, damage our reputation, expose us to risk of loss or litigation and possible liability and subject us to regulatory penalties and sanctions. Security breaches could also cause customers and potential customers to lose confidence in our security, which would have a negative effect on the value of our brand.  Our insurance policies carry low coverage limits, and would likely not be adequate to reimburse us for losses caused by security breaches.

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

This bill would require websites, such as Booking.com, to provide Dutch users with clear and comprehensive information about the storage and use of certain cookies and obtain prior consent from the user before placing certain cookies on a user’s web browser.  Consent could be accomplished by asking a user to check a box to consent to the use of the cookies before proceeding on the website (“opt-in” consent).

The bill must be adopted by the Dutch Senate before it will become law; the Dutch Senate is currently debating the bill.  The bill is intended to implement certain provisions of the European Union’s ePrivacy Directive, which requires member countries to adopt regulations governing the use of “cookies” by websites servicing customers from the European Union.  If the Dutch bill is adopted by the Senate in its current form or if European Union countries adopt similarly restrictive “cookie” regulations that require “opt-in” consent before certain cookies can be placed on a user’s web browser, it might adversely affect our ability, in particular, Booking.com’s ability, to service certain customers in the manner we currently do and impair our ability to continue to improve and optimize performance on our websites.  As a result, these regulations, if adopted, could have a material adverse effect on our business, results of operations and financial condition.

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

•                  loss of a major supplier participant, such as a hotel chain or airline;

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

The trading prices of Internet company stocks in general, including ours, have experienced extreme price and volume fluctuations. To the extent that the public’s perception of the prospects of Internet or e-commerce companies is negative, our stock price could decline, regardless of our results. Other broad market and industry factors may decrease the market price of our common stock, regardless of our operating performance. Market fluctuations, as well as general political and economic conditions, such as a recession or interest rate or currency rate fluctuations, also may decrease the market price of our common stock.  Negative market conditions could adversely affect our ability to raise additional capital.

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

We have rapidly and significantly expanded our international operations and anticipate expanding further to pursue growth of our service offerings and customer base. For example, the number of our employees worldwide has grown from less than 700 in the first quarter of 2007, to approximately 4,600 as of September 30, 2011, which growth is mostly comprised of hires by or for our international operations.  Such expansion increases the complexity of our business and places a significant strain on our management, operations, technical performance, financial resources and internal financial control and reporting functions.

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

We may experience similar risks in connection with any future acquisitions. We may not be successful in addressing these risks or any other problems encountered in connection with the acquisitions of Booking.com B.V., Booking.com Limited, Agoda or TravelJigsaw, or that we could encounter in future acquisitions, which would harm our business or cause us to fail to realize the anticipated benefits of our acquisitions.  As of September 30, 2011, we had approximately $682 million assigned to the intangible assets and goodwill of Booking.com B.V., Booking.com Limited, Agoda and TravelJigsaw, and therefore, the occurrence of any of the risks identified above could result in a material adverse impact, including an impairment of these assets, which could cause us to have to record a charge for impairment.  Any such charge could adversely impact our operating results, which would likely cause our stock price to decline significantly.

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

We believe that maintaining and expanding the Booking.com, priceline.com and Agoda brands, and other owned brands, including Lowestfare.com, rentalcars.com, Breezenet.com, MyTravelGuide.com, Travelweb, hotelroom.com, TravelJigsaw and Car Hire 3000, are important aspects of our efforts to attract and expand our user and advertiser base.  As our larger competitors spend increasingly more on advertising, we are required to spend more in order to maintain our brand recognition.  In addition, we have invested considerable money and resources to date on the establishment and maintenance of the Booking.com, priceline.com and Agoda brands, and we will continue to invest resources to advertising, marketing and other brand building efforts to preserve and enhance consumer awareness of our brands. We may not be able to successfully maintain or enhance consumer awareness of these brands, and, even if we are successful in our branding efforts, such efforts may not be cost-effective. If we are unable to maintain or enhance customer awareness of our brands in a cost-effective manner, our business, results of operations and financial condition would be adversely affected.

We will be subject to increased income taxes in the event that our foreign cash balances are remitted to the United States.

As of September 30, 2011, we held approximately $1.4 billion of cash and short-term investments outside of the United States.  To date, we have used our foreign cash to reinvest in our foreign operations.  It is our current intention to reinvest our foreign cash in our foreign operations.  If our foreign cash balances continue to grow and our ability to reinvest those balances diminishes, it will become increasingly likely that we will repatriate some of our foreign cash balances to the United States.  In such event, we would likely be subject to additional income tax expense in the United States with respect to our unremitted foreign earnings.  Other than federal alternative minimum tax, we would not incur an increase in tax payments unless we repatriate the cash and no longer have net operating loss carryforwards available to offset the taxable income. Additionally, if we were to repatriate foreign cash to the U.S., it would use a portion of our domestic net operating loss carryforward which could result in us being subject to cash income taxes on the earnings of our domestic business sooner than would otherwise have been the case.

In addition, U.S. President Barack Obama has proposed significant changes to the U.S. international tax laws that would limit U.S. deductions for interest expense related to un-repatriated foreign-source income and modify the U.S. foreign tax credit rules.  We cannot determine whether all of these proposals will be enacted into law or what, if any, changes may be made to such proposals prior to being enacted into law.  If the U.S. tax laws change in a manner that increases our tax obligation, our results could be adversely impacted.

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

Compliance with international and U.S. laws and regulations that apply to our international operations increases our cost of doing business in foreign jurisdictions. These laws and regulations include U.S. laws such as the Foreign Corrupt Practices Act, the UK Bribery Act and local laws which also prohibit corrupt payments to governmental officials, data privacy requirements, labor relations laws, tax laws, anti-competition regulations and consumer protection laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. Any such violations could result in prohibitions on our ability to offer our services in one or more countries, could delay or prevent potential acquisitions, and could also materially damage our reputation, our brands, our international expansion efforts, our ability to attract and retain employees, our business and our operating results. Our success depends, in part, on our ability to anticipate these risks and manage these difficulties.  We are also subject to a variety of other risks and challenges in managing an organization operating in various countries, including those related to:

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

•                  reduced protection for intellectual property rights in some countries.

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

We are a party to the legal proceedings described in Note 14 to the Unaudited Consolidated Financial Statements.  The defense of the actions described in Note 14 may increase our expenses and an adverse outcome in any of such actions could have a material adverse effect on our business and results of operations.

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

We did not experience any material changes in interest rate exposures during the three months ended September 30, 2011.  Based upon economic conditions and leading market indicators at September 30, 2011, we do not foresee a significant adverse change in interest rates in the near future.

Fixed rate investments are subject to unrealized gains and losses due to interest rate volatility.  We performed a sensitivity analysis to determine the impact a change in interest rates would have on the fair value of our available for sale investments assuming an adverse change of 100 basis points.  A hypothetical 100 basis points (1.0%) increase in interest rates would have resulted in a decrease in the fair values of our investments as of September 30, 2011 of approximately $8 million.  These hypothetical losses would only be realized if we sold the investments prior to their maturity.

As of September 30, 2011, the outstanding principal amount of our debt is $575 million.  We estimate that the market value of such debt was approximately $0.9 billion as of September 30, 2011.  A substantial portion of the market value of our debt in excess of the carrying value is related to the conversion premium on the bonds.

As a result of the growth of Booking.com and Agoda, and the acquisition of TravelJigsaw, we are conducting a significant portion of our business outside the United States through subsidiaries with functional currencies other than the U.S. Dollar (primarily Euros).  As a result, we face exposure to adverse movements in currency exchange rates as the financial results of our international operations are translated from local currency into U.S. Dollars upon consolidation.  If the U.S. Dollar weakens against the local currency, the translation of these foreign-currency-denominated balances will result in increased net assets, gross bookings, gross profit, operating expenses, and net income.  Similarly, our net assets, gross bookings, gross profit, operating expenses, and net income will decrease if the U.S. Dollar strengthens against local currency.  Additionally, foreign exchange rate fluctuations on transactions denominated in currencies other than the functional currency result in gains and losses that are reflected in the Unaudited Consolidated Statement of Operations.  Booking.com, Agoda and TravelJigsaw are subject to risks typical of international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility.

From time to time, we enter into foreign exchange derivative contracts to minimize the impact of short-term foreign currency fluctuations on our consolidated operating results. Our derivative contracts principally address foreign exchange fluctuation risk for the Euro and the British Pound Sterling.  As of December 31, 2010, these derivatives, which were not designated as hedging instruments for accounting purposes, resulted in a liability of $0.2 million.  As of September 30, 2011, there were no outstanding derivative contracts.  Foreign exchange gains of $3.9 million and $1.9 million for the three and nine months ended September 30, 2011, respectively, and foreign exchange losses of $6.1 million and foreign exchange gains of $2.1 million for the three and nine months ended September 30, 2010, respectively, related to these derivatives were recorded in “Foreign currency transactions and other” in the Unaudited Consolidated Statements of Operations.

As of September 30, 2011 and December 31, 2010, we had outstanding forward currency contracts designated as hedging contracts for accounting purposes with a notional value of 605 million Euros and 378 million Euros, respectively, to hedge a portion of our net investment in a foreign subsidiary.  These contracts are all short-term in nature.  Mark-to-market adjustments on these net investment hedges are recorded as currency translation adjustments.  The fair value of these derivatives at September 30, 2011 was an asset of $45.5 million and was recorded in “Prepaid expenses and other current assets” on the Unaudited Consolidated Balance Sheet.  The net fair value of these derivatives at December 31, 2010 was a net liability of $2.8 million, with assets of $4.0 million recorded in “Prepaid expenses and other current assets” and liabilities of $6.8 million recorded in “Accrued expenses and other current liabilities” in the Unaudited Consolidated Balance Sheet.  A hypothetical 10% strengthening of the foreign exchange rates relative to the U.S. Dollar, with all other variables held constant, would have resulted in a derivative liability of approximately $36 million as of September 30, 2011.  See Note 6 to the Unaudited Consolidated Financial Statements for further detail on our derivative instruments.

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

There was no change in the Company’s internal control over financial reporting during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

A description of material legal proceedings to which we are a party is contained in Note 14 to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the three months ended September 30, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information relating to repurchases of our equity securities during the three months ended September 30, 2011:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2011 – July 31, 2011	—		—	—	$44,866,000	(1)
					$20,447,000	(2)
					$393,917,000	(3)

August 1, 2011 – August 31, 2011	7,312	(4)	$503.05	—	$44,866,000	(1)
					$20,447,000	(2)
					$393,917,000	(3)

September 1, 2011 – September 30, 2011	—		—	—	$44,866,000	(1)
					$20,447,000	(2)
					$393,917,000	(3)

Total	7,312	(4)	$503.05	—	$459,230,000

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

Item 5.   Other Information

On November 4, 2011, Booking.com entered into a Second Amended and Restated Employment Contract with Kees Koolen, who has transitioned from Chief Executive Officer to Chairman of Booking.com.  The Second Amended and Restated Employment Contract, filed and an exhibit to this Quarterly Report on Form 10-Q, reflects the new responsibilities and financial arrangement in connection with Mr. Koolen’s new role as Chairman of Booking.com.

Item 6.  Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

10.1	Employment Contract, dated September 12, 2011, by and between Booking.com B.V. and Darren Huston.
10.2	Indemnification Agreement, dated September 12, 2011, by and between the Registrant and Darren Huston.
10.3

Credit Agreement, dated as of October 28, 2011, among the Registrant, the lenders from time to time party thereto, RBS Citizens, N.A., as Documentation Agent, Bank of America, N.A. and Wells Fargo Bank, National Association, as Co-Syndication Agents and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.4	Second Amended and Restated Employment Contract, dated November 4, 2011, by and between Booking.com B.V. and Kees Koolen.
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2011 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICELINE.COM INCORPORATED
(Registrant)

Date: November 7, 2011	By:	/s/ Daniel J. Finnegan
Name: Daniel J. Finnegan Title: Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)

Exhibit Index

Exhibit Number	Description

10.1	Employment Contract, dated September 12, 2011, by and between Booking.com B.V. and Darren Huston.
10.2	Indemnification Agreement, dated September 12, 2011, by and between the Registrant and Darren Huston.
10.3

Credit Agreement, dated as of October 28, 2011, among the Registrant, the lenders from time to time party thereto, RBS Citizens, N.A., as Documentation Agent, Bank of America, N.A. and Wells Fargo Bank, National Association, as Co-Syndication Agents and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.4	Second Amended and Restated Employment Contract, dated November 4, 2011, by and between Booking.com B.V. and Kees Koolen.
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2011 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements.