Form 10-K
period 2011-12-31
PRICELINE COM INC
filed 2012-02-27
CIK 1075531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________________________________
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 _____________________________________________________________________________________________

For the fiscal year ended: December 31, 2011

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
 _____________________________________________________________________________________________

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on which Registered:
Common Stock, par value $0.008 per share	The NASDAQ Global Select Market

Securities Registered Pursuant to Section 12(g) of the Act: None.
 _____________________________________________________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒  No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒
The aggregate market value of common stock held by non-affiliates of priceline.com Incorporated as of June 30, 2011 was approximately $25.2 billion based upon the closing price reported for such date on the Nasdaq Global Select Market.  For purposes of this disclosure, shares of common stock held by executive officers and directors of priceline.com Incorporated on June 30, 2011 have been excluded because such persons may be deemed to be affiliates of priceline.com Incorporated.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of outstanding shares of priceline.com Incorporated’s common stock was 49,798,861 as of February 17, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth in this Form 10-K, is incorporated herein by reference from priceline.com Incorporated’s definitive proxy statement relating to the annual meeting of stockholders to be held on June 7, 2012, to be filed with the Securities and Exchange Commission within 120 days after the end of priceline.com Incorporated’s fiscal year ended December 31, 2011.

priceline.com Incorporated Annual Report on Form 10-K for the Year Ended December 31, 2011 Index

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements.  These forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict, including the Risk Factors identified in Item 1A of this Annual Report; therefore, actual results may differ materially from those expressed, implied or forecast in any such forward-looking statements.

Expressions of future goals, expectations and similar expressions including, without limitation, "may," "will," "should," "could," "expects," "does not currently expect," "plans," "anticipates," "intends," "believes," "estimates," "predicts," "potential," "targets," or "continue," reflecting something other than historical fact are intended to identify forward-looking statements. Our actual results could differ materially from those described in the forward-looking statements for various reasons including the risks we face which are more fully described in Item 1A, "Risk Factors."  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the reports and documents we file or furnish from time to time with the Securities and Exchange Commission (the "SEC" or the "Commission"), particularly our quarterly reports on Form 10-Q and current reports on Form 8-K.

PART I

Item 1.  Business

General

Priceline.com Incorporated is a leading online travel company that offers our customers hotel room reservations at over 210,000 hotels worldwide through the Booking.com, priceline.com and Agoda brands.  In the United States, we also offer our customers reservations for car rentals, airline tickets, vacation packages, destination services and cruises through the priceline.com brand. We offer car rental reservations worldwide through rentalcars.com (formerly known as TravelJigsaw), which we acquired in May 2010. We refer to Booking.com, priceline.com, Agoda and rentalcars.com collectively as the "Priceline Group," the "Company," "we," "our" or "us."

We launched our business in the United States in 1998 under the priceline.com brand and have since expanded our operations to include the Booking.com, Agoda and rentalcars.com companies.  Our principal goal is to serve our customers with worldwide leadership in online hotel and rental car reservations.  Our business is driven primarily by international results. During the year ended December 31, 2011, our international business (the significant majority of which is generated by Booking.com) represented approximately 78% of our gross bookings (an operating and statistical metric referring to the total dollar value, generally inclusive of all taxes and fees, of all travel services purchased by our customers), and approximately 88% of our consolidated operating income. Given that the business of our international operations is primarily comprised of hotel reservation services, gross profit earned in connection with the reservation of hotel room nights represents a substantial majority of our gross profit.

Our priceline.com brand in the U.S. offers merchant Name Your Own Price® travel services (sometimes referred to as "opaque" travel services), which are recorded in revenue on a "gross" basis and have associated cost of revenue. Retail, or price-disclosed, travel services offered by both our U.S. and international brands are recorded in revenue on a "net" basis and have no associated cost of revenue. Therefore, revenue increases and decreases are impacted by changes in the mix of our revenues between Name Your Own Price® and retail travel services. Gross profit reflects the net margin earned for both our Name Your Own Price® and retail travel services. Consequently, gross profit has become an increasingly important measure of evaluating growth in our business. At present, we derive substantially all of our gross profit from the following sources:

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

•
Global distribution system ("GDS") reservation booking fees related to both our Name Your Own Price® airline ticket, hotel room reservation and rental car services, and price-disclosed airline tickets and rental car services; and

•	Other gross profit derived primarily from selling advertising on our websites.

For the year ended December 31, 2011, we had gross profit of approximately $3.1 billion comprised of "agency" gross profit, "merchant" gross profit, and "other" gross profit.  Agency gross profit is derived from travel related transactions where we are not the merchant of record and where the prices of our services are determined by third parties. Agency gross profit, which represented the substantial majority of our total gross profit in 2011, consisted of: (1) travel commissions; (2) GDS reservation booking fees related to certain of the agency services listed above; and (3) customer processing fees.   Merchant gross profit is derived from transactions where we are the merchant of record and therefore charge the customer’s credit card for the travel services provided, and consisted of: (1) transaction gross profit representing revenue charged to a customer, less the cost of revenue amount charged by suppliers in connection with the reservations provided through our Name Your Own Price® hotel room reservation, rental car and airline ticket services, as well as through our price-disclosed vacation packages services; (2) transaction gross profit representing the amount charged to a customer, less the amount charged by suppliers in connection with our merchant price-disclosed services; (3) customer processing fees charged in connection with the sale of our Name Your Own Price® airline tickets, hotel room reservations and rental cars and our merchant price-disclosed services; and (4) ancillary fees, including GDS reservation booking fees related to certain of the services listed above.  Other gross profit is derived primarily from selling advertising on our websites.

Priceline.com Incorporated was formed as a Delaware limited liability company in 1997 and was converted into a Delaware corporation in July 1998.  Our common stock is listed on the NASDAQ Global Select Market under the symbol "PCLN."  Our principal executive offices are located at 800 Connecticut Avenue, Norwalk, Connecticut 06854.

The Priceline Group Business Model

We own and operate an online global travel service network that attracts consumers wishing to make travel reservations and connects them in an efficient and innovative manner with suppliers of high quality travel services around the world, including over 210,000 hotel properties.  We offer customers the ability to make hotel reservations on a worldwide basis primarily under the Booking.com, priceline.com and Agoda brands.  In the United States, we also offer customers the ability to purchase other travel services, including airline tickets, rental car days, vacations packages, destination services and cruises through both a traditional, price-disclosed "retail" manner, and through our proprietary demand-collection system known as Name Your Own Price®.  In May 2010, we acquired TravelJigsaw and in late 2011, we re-branded TravelJigsaw as "rentalcars.com." Through rentalcars.com, we offer retail price-disclosed rental car reservations around the world.

International: Price-Disclosed Hotel Reservation Services.  We offer a retail price-disclosed hotel reservation service through our international operations, which consist primarily of Booking.com B.V., the world’s leading Internet hotel reservation service, with offices worldwide and priceline.com Mauritius Company Limited (formerly known as the Agoda Company, Ltd.), an Internet hotel reservation service with operations primarily in Asia ("Agoda").  Booking.com works with over 185,000 hotels and accommodations in over 160 countries offering hotel reservations on various websites and in 41 languages.  For geographic related information, see Note 18 to the Consolidated Financial Statements.

International: Price-Disclosed Rental Car Reservation Services.  We offer a retail price-disclosed rental car reservation service through rentalcars.com, a Manchester, U.K.-based rental car reservation service, which we acquired in May 2010 ("rentalcars.com").  Rentalcars.com offers rental car reservations throughout the world.  Certain members of our management own a noncontrolling interest in rentalcars.com.  See Note 13 to the Consolidated Financial Statements for further details.  For geographic related information, see Note 18 to the Consolidated Financial Statements.

United States: Name Your Own Price® Travel Services.  We have developed a unique pricing system that allows consumers to specify the price they are prepared to pay when submitting an offer for a particular leisure travel service.  We then access databases in which participating suppliers file secure discounted rates not generally available to the public, to determine whether we can fulfill the customer’s offer and decide whether we want to accept the offer at the price designated by the consumer.  This Name Your Own Price® service uses the flexibility of buyers to enable sellers to accept a lower price in order to sell their excess capacity without disrupting their existing distribution channels or retail pricing structures.  We believe that our Name Your Own Price® service offers substantial benefits to both buyers and sellers.  We often refer to our Name Your Own Price® services as "opaque" services because not all aspects of the travel service are visible to the consumer before making an offer.

United States: Price-Disclosed Travel Services.  In the United States, we offer customers the ability to purchase reservations for price-disclosed hotel rooms, rental cars, airline tickets, vacation packages, destination services and cruises at retail prices.  In these transactions, the customer typically selects hotel reservation, rental car, airline flight or other travel itineraries from an array of results produced in response to the customer’s request.  These results usually include the identity of the travel supplier, the exact price of the itinerary, and other details relating to the itineraries.  In some circumstances, the customer pays us at the time of reservation, and in other circumstances, the customer pays the travel supplier directly at the time of travel.

We believe that the combination of our retail price-disclosed model and our Name Your Own Price® model allows us to provide a broad array of options to value-conscious travelers, while providing us with diverse streams of revenue and gross profit.

The Priceline Group Strategy

The online travel category has continued to experience significant worldwide growth as consumer purchasing shifts from traditional off-line channels to interactive online channels.  We are the leader in the worldwide online hotel reservation market based on room nights booked.  Our strategy is to continue to participate broadly in online travel growth by expanding our service offerings and markets.

•
Maintain and Grow Our Position as the Leading Worldwide Online Hotel Reservation Service.  The size of the travel market outside of the United States is substantially greater than that within the United States.  Historically, Internet penetration rates and e-commerce adoption rates of international consumers have trailed those of the United States.  However, international consumers are rapidly moving to online means for purchasing travel.  Accordingly, recent international online travel growth rates have substantially exceeded, and are expected to continue to exceed, the growth rates within the United States.  Prior to 2004, substantially all of our revenues were generated within the United States.  For the year ended December 31, 2011, approximately 78% of our gross bookings and approximately 88% of our consolidated operating income were generated through our international brands - primarily Booking.com.  We expect that our international operations will represent a growing percentage of our total gross bookings and operating income over the long term.  We believe that the opportunity to continue to grow our business exists for the markets in which we operate. Because of what we believe to be superior growth rate opportunities associated with international online travel, we intend to continue to invest resources to increase the share of our revenues represented by international consumers and capitalize on international travel demand.

The positioning of our Booking.com and Agoda hotel reservation services has given us access to a broader international market.  We intend to use Booking.com and Agoda to further develop our worldwide operations, especially in geographic areas where Internet penetration and e-commerce adoption are growing.  We continue to develop the means to share hotel availability among our brands, which we believe will allow us to better satisfy demand across markets.

We believe that by promoting our brands worldwide, sharing hotel supply and customer flow and applying our industry experiences in the United States and Europe to other international regions, we can further expand our service internationally and maintain and grow our position as the leading worldwide online hotel reservation service.

•
Continue to be One of the Top Online Travel Businesses in North America for Value-Conscious Leisure Travelers.  Our Name Your Own Price® service in the United States allows consumers to save money in a simple and compelling way.  Buyers effectively trade off flexibility about brands and service features in return for prices that are lower than those that can be obtained at that time through traditional retail distribution channels.  We also offer price-disclosed retail services in the United States to our consumers to compliment the Name Your Own Price® service.  We believe that by offering a "one-stop-shopping" solution to our customers, we can simultaneously fulfill the needs of those customers who are prepared to accept the unique restrictions of our Name Your Own Price® service in exchange for receiving significant savings relative to retail prices, as well as those customers who are less price sensitive and require the certainty of knowing the full details of their travel itinerary prior to purchasing.

•
Become a Leading Worldwide Online Rental Car Reservation Service.  In May 2010, we acquired the rentalcars.com business, a United Kingdom-based international rental car reservation service formerly known as TravelJigsaw.  Rentalcars.com offers its car hire services throughout the world, with customer support provided in 38 languages.

Service Offerings — International

Retail Hotels.  We offer a retail, price-disclosed hotel service worldwide, primarily through our Booking.com and Agoda brands.  Booking.com works with over 185,000 hotels and accommodations in over 160 countries offering hotel reservations on various websites and in 41 languages.  Hotels participate in Booking.com, which operates under an agency model, and Agoda, which operates primarily under a merchant model, by filing rates in our proprietary extranet.

Retail Rental Cars.  In May 2010, we acquired the rentalcars.com business, a United Kingdom-based international rental car reservation service formerly known as TravelJigsaw. Rentalcars.com offers its car hire services in more than 4,000 locations throughout the world, with customer support provided in 38 languages.  Customers using rentalcars.com can book a full range of vehicles online through one of rentalcars.com’s branded websites, or they can reserve their cars by phone.  Rentalcars.com primarily offers its services under a semi-opaque merchant model that allows customers to see the price, vehicle type and rental location, but not the identity of the supplier until the reservation is made.

Service Offerings — United States

Name Your Own Price® Hotels.  Through our Name Your Own Price® hotel room reservation service, customers can make reservations at hotel properties in substantially all major cities and metropolitan areas in the United States and Europe.  Most significant national hotel chains as well as several independent property owners participate in our Name Your Own Price® service.  Hotels participate by filing secure private discounted rates with related rules accessible through a global distribution system database.  These specific rates generally are not available to the general public or to consolidators and other discount distributors who sell to the public. However, hotels may make similar rates available to consolidators or other discount providers under other arrangements.

To make an offer, a customer specifies: (1) the city and neighborhood in which the customer wants to stay, (2) the dates on which the customer wishes to check in and check out, (3) the "class" of service (1, 2, 2½, 3, 3½, 4, 5-star or "resort"), (4) the price the customer is willing to pay, and (5) the customer’s valid credit card to guarantee the offer.  When making an offer, consumers must agree to stay at any one of our participating hotel partners and accept a reservation that cannot be refunded or changed.  The target market for our Name Your Own Price® hotel room reservation service is the leisure travel market.

Retail Hotels.  We also operate a price-disclosed hotel service in the United States which enables our customers to select the exact hotel they want to book and the price of the reservation is disclosed prior to booking. We offer such reservations through a merchant model, as well as through an agency model for hotel room night reservations sourced through the Booking.com extranet.

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

Retail Rental Cars.  We also offer a price-disclosed rental car service on www.priceline.com and other websites which enables our customers in the United States to choose between price-disclosed or Name Your Own Price® rental cars.  Our price-disclosed rental car service operates under the "agency" model, under which we earn a commission upon rental car return, and accommodates one-way and off-airport reservations.  As with our retail airline ticket and hotel reservation services, rental car reservations booked in a retail manner do not have the restrictions associated with our Name Your Own Price® service.  Customers can select the exact rental car brand they want to book and the price of the reservation is disclosed prior to purchase.

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

Cruises.  We also offer price-disclosed cruise trips through World Travel Holdings, Inc. ("WTH"), an agent representing major cruise lines.  Our cruise service allows consumers in the United States to search for and compare cruise pricing and availability information from cruise lines, and to purchase cruises online or through a call center by selecting from our published offerings and prices.  We receive commissions from WTH on successful cruise bookings.

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

Marketing and Brand Awareness

Booking.com, priceline.com and Agoda have established widely used and recognized e-commerce brands through aggressive marketing and promotion campaigns. In late 2011, we re-branded our international rental car business as rentalcars.com, and intend to market that brand worldwide through online advertising. During 2011, our total online advertising expenses were approximately $919.2 million, a substantial portion of which was spent internationally through Internet search engines and online affiliate marketing.  We also invested approximately $35.5 million in priceline.com-branded offline advertising in the United States.  We intend to continue a marketing strategy to aggressively promote brand awareness, primarily through online means.

As our international operations have become more meaningful contributors to our results, we have seen, and expect to continue to see, changes in our advertising expense.  Specifically, online advertising as a percentage of gross profit increased for the year ended December 31, 2011, compared to the same period in 2010. The increase is driven primarily by brand mix rather than a change in the fundamental efficiency of our advertising by brand. Our international operations are growing faster than our priceline.com business in the U.S., and spend a higher percentage of gross profit on online advertising, a trend which we expect to continue. Furthermore, the priceline.com brand in the U.S. is obtaining an increasing share of its traffic through online advertising, a trend which we also expect to continue. We recognize advertising expense as incurred at the time of booking, but recognize the gross profit for price-disclosed hotel room and rental car reservations when the travel is completed.

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

We currently or potentially compete with a variety of companies with respect to each service we offer. With respect to our travel services, these competitors include, but are not limited to:

•
Internet travel services such as Expedia, Hotels.com, Hotwire, Elong, CarRentals.com and Venere, which are owned by Expedia; Travelocity, lastminute.com, Holiday Auto and Zuji, which are owned by the Sabre Group; Orbitz.com, Cheaptickets, ebookers, HotelClub and RatesToGo, which are owned by Orbitz Worldwide; laterooms and asiarooms, which are owned by Tui Travel; and Gullivers, octopustravel, Superbreak, hotel.de, Hotel Reservation Service, AutoEurope, Car Trawler, Ctrip, MakeMyTrip, Rakuten, Jalan and Wotif;

•
travel suppliers such as hotel companies, airlines and rental car companies, many of which have their own branded websites to which they drive business, including without limitation Room Key, a recently launched hotel search engine owned by several major hotel companies;

•	large online portal, social networking, group buying and search companies, such as Google, Yahoo! (including Yahoo! Travel), Bing (including Bing Travel), Facebook, Groupon and Living Social;

•	traditional travel agencies, wholesalers and tour operators;

•
online travel search sites such as Kayak.com, Trivago.com, Mobissimo.com, FareChase.com and HotelsCombined (each sometimes referred to as a "meta-search" site) and travel research sites that have search functionality, such as TripAdvisor, Travelzoo and Cheapflights.com; and

•	operators of travel industry reservation databases such as Galileo, Travelport, Amadeus and Sabre.

Large, established Internet search engines with substantial resources and expertise in developing online commerce and facilitating Internet traffic are creating - and intend to further create - inroads into online travel, both in the U.S. and internationally. For example, following its acquisition of ITA Software, Inc., a major flight information software company, Google recently launched a new flight search tool that enables users to find fares, schedules and availability directly on Google and excludes online travel agent ("OTA") participation within the search results. Google has also invested in HomeAway, a publicly traded vacation home rental service, and launched "Hotel Finder," a utility that allows users to search and compare hotel accommodations based on parameters set by the user. In addition, Microsoft has launched Bing Travel, which searches for airfare and hotel reservations online and predicts the best time to purchase them. "Meta-search" sites leverage their search technology to aggregate travel search results for the searcher's specific itinerary across supplier, travel agent and other websites and, in many instances, compete directly with us for customers. Furthermore, certain suppliers limit OTA participation within the meta-search results. Some meta-search sites, such as Kayak.com, which offers its users the ability to make hotel reservations directly on its website, may evolve into more traditional online travel sites. These initiatives, among others, illustrate a clear intention to more directly appeal to travel consumers by showing consumers more detailed travel search results, including specific information for travelers' own itineraries, which could lead to suppliers or others gaining a larger share of search traffic or may ultimately lead to search engines maintaining transactions within their own websites. If Google, as the single largest search engine in the world, or Bing, or other leading search engines refer significant traffic to these or other travel services that they develop in the future, it could result in, among other things, more competition from supplier websites and higher customer acquisition costs for third-party sites such as ours and could have a material adverse effect on our business, results of operations and financial condition.

Several major hotel companies, including Choice Hotels International, Hilton Worldwide, Hyatt, InterContinental Hotels Group, Wyndham Hotel Group and Marriott, have launched Room Key, a hotel search engine that competes directly with our hotel room night reservation services. The hotel companies that own Room Key have a stated goal of driving demand directly to their brand websites, thus reducing the share received by online travel agencies. They may also attempt to improve their competitive position by offering lower room rates, better room availability or additional features or amenities through Room Key than are available through services like ours. If Room Key is successful, our share of the online hotel room night reservation market could be negatively affected and our business could suffer.

Hotels are also increasingly offering hotel room reservations through "daily deal" websites such as Groupon and Living Social, which sell coupons to customers at a substantial discount. Expedia recently entered into a partnership with Groupon to sell hotel room reservations to Groupon customers under the "Groupon Getaways" brand name. If these new services are successful, we may experience less demand for our services and are likely to face more competition for access to the limited supply of discounted hotel room rates.

Competition in domestic online travel remains intense and traditional online travel companies are creating new promotions and consumer value features in an effort to gain competitive advantage. In particular, the competition to provide "opaque" hotel services to consumers, an area in which priceline.com has been a leader, has become more intense over the recent past. For example, in the fourth quarter of 2010, Expedia began making opaque hotel room reservations available on its principal website under the name "Expedia Unpublished Rates" and has been supporting the initiative with a national television advertising campaign. In addition, in 2009, Travelocity launched an opaque price-disclosed hotel booking service that allows customers to book rooms at a discount. As with our Name Your Own Price® hotel booking service, for these services, the name of the hotel is not disclosed until after purchase. We believe these new offerings, in particular Expedia Unpublished Rates, have adversely impacted the market share and year-over-year growth rate for our opaque hotel service, which experienced a modest decline in room night reservations in 2011 compared to 2010. In addition, hotels are increasingly offering discounted hotel room reservations through "daily deal" websites such as Groupon and Living Social. If Expedia or Travelocity are successful in growing their opaque hotel service and/or "daily deal" websites are successful in garnering a sizable share of discounted hotel bookings, we may have less consumer demand for our opaque hotel service over time and we are likely to face more competition for access to the limited supply of discounted hotel room rates. As a result, we believe our share of the discount hotel market in the U.S. could further decrease.

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

The launch of Room Key discussed above is demonstrative of the effort of many hotel, airline and rental car suppliers, including suppliers with which we conduct business, to drive online demand to their own websites in lieu of third-party distributors such as us. Certain suppliers have attempted to charge additional fees to customers who book airline reservations through an online channel other than their own website. Furthermore, some airlines may distribute their tickets exclusively through their own websites. Suppliers who sell on their own websites typically do not charge a processing fee, and, in some instances, offer advantages such as web-only fares, bonus miles or loyalty points, which could make their offerings more attractive to consumers than models like ours. See "Risk Factors - Intense competition could reduce our market share and harm our financial performance."

Operations and Technology

Our business is supported by multiple systems platforms, which were designed with an emphasis on scalability, performance and reliability.  The platforms are largely independent among Booking.com, priceline.com, Agoda and rentalcars.com.  The software platforms and architecture use a variety of tools within each corporate implementation, including server-side Java, C++, ASP, .Net and Perl, and SQL scripts integrated with Oracle, MySQL and Microsoft SQL-server relational database systems.  These internal platforms were designed to include open application protocol interfaces that can provide connectivity to vendors in the industries in which we operate.  These include large global systems, such as airline and hotel room reservation systems and financial service providers, as well as individual suppliers, such as individual hotels.  Our Internet servers utilize digital certificates to help us conduct secure communications and transactions, as appropriate.

The systems infrastructure and web and database servers of our international operations are primarily hosted in England, the Netherlands and Hong Kong. Each location has backup generators and infrastructure typical of hosted data centers.

Our systems infrastructure and web and database servers in the U.S. are hosted at two U.S. data center locations, each of which provides network connectivity, networking infrastructure and 24-hour monitoring and engineering support. Our network operations center is located in our Norwalk, Connecticut headquarters and monitors all web hosting facilities.  All data center facilities have a continuous power supply system, generators, redundant servers and multiple back-up systems.  If one hosting facility were inaccessible, for any reason, we would need to shift all traffic to another hosting facility.

Customer service for our international business is provided primarily through in-house customer call centers. We outsource most of our U.S.-based priceline.com call center and customer service functions, and use a real-time interactive voice response system with transfer capabilities to our call centers and customer service centers.

Intellectual Property

Over time and through acquisitions, we have assembled a portfolio of patents, trademarks, service marks, copyrights, domain names, and trade secrets covering the Priceline Group's services. We regard the protection of our intellectual property as critical to our success. We protect our intellectual property rights by relying on federal, state and common law rights in the U.S. and internationally, as well as a variety of administrative procedures. We also rely on contractual restrictions to protect our proprietary rights in our services. We have entered into confidentiality and invention assignment agreements with our employees and contractors and nondisclosure agreements with parties with whom we conduct business in order to limit access to and disclosure of our proprietary information.

We pursue the registration of our domain names, trademarks, and service marks in the U.S. and internationally. We currently hold numerous issued United States patents and pending United States and international patent applications.  We file additional patent applications on new inventions, as appropriate. Effective trademark, copyright, patent, domain name, trade dress, and trade secret protection is expensive to maintain and may require litigation. As the Priceline Group expands internationally, we must protect our intellectual property rights and other proprietary rights in an increasing number of jurisdictions, a process that is expensive and time consuming and may not be successful in every location. See, "Risk Factors - We face risks related to our intellectual property."

Governmental Regulation

The services we provide are subject to various federal, state, international and local regulations. For example, our travel service is subject to laws governing the offer and/or sale of travel services as well as laws requiring us to register as a "seller of travel" in certain jurisdictions.  In addition, our services may be subject to various federal, state, international and local taxing regulations.  See "Risk Factors - Adverse application of state and local tax laws could have an adverse effect on our business and results of operations" and "We may have exposure to additional tax liabilities."

We are subject to federal, state and international laws that require protection of user privacy and user data.  In our processing of travel transactions, we receive and store a large volume of personally identifiable data in the United States, Europe and Asia.  This data is increasingly subject to legislation and regulations in numerous jurisdictions around the world, including the Commission of the European Union through its Data Protection Directive and variations of that directive in the member states of the European Union.  Such government action is typically intended to protect the privacy of personal data that is collected, processed and transmitted in or from the governing jurisdiction.

In addition, our strategy involves rapid expansion into regions around the world, including Asia, South America and elsewhere, many of which have different legislation, regulatory environments and tax laws. Compliance with foreign legal, regulatory or tax requirements will place demands on our time and resources, and we may nonetheless experience unforeseen and potentially adverse legal, regulatory or tax consequences, which may have an adverse effect on our business.

Seasonality

A meaningful amount of retail gross bookings are generated early in the year, as customers plan and reserve their spring and summer vacations in Europe and North America. However, we do not recognize associated revenue until future quarters when the travel occurs. From a cost perspective, we expense the substantial majority of our advertising activities as they are incurred, which is typically in the quarter in which bookings are generated. As a result, we typically experience our highest levels of profitability in the second and third quarters of the year, which is when we experience the highest levels of booking and travel consumption for the year for our North American and European businesses. However, we experience the highest levels of booking and travel consumption for our Asia-Pacific and South American businesses in the first and fourth quarters. Therefore, if these businesses continue to grow faster than our North American and European businesses, our operating results for the first and fourth quarters of the year may become more significant over time as a percentage of full year operating results. In addition, Our Name Your Own Price® services are generally non-refundable in nature, and accordingly, we recognize travel revenue at the time a booking is generated. However, we recognize revenue generated from our retail hotel services, including Booking.com and Agoda, at the time that the customer checks out of the hotel. Therefore, if our retail hotel business continues to grow, we expect our quarterly results to become increasingly impacted by these seasonal factors.

Employees

As of January 31, 2012, we employed approximately 5,000 full-time employees, of which approximately 1,000 are based in the United States and approximately 4,000 are based in our international offices. We also retain independent contractors to support our customer service, website content translation and system support functions.

We have never had a work stoppage and our employees are not represented by any collective bargaining unit. We consider our relations with our employees to be good. Our future success will depend, in part, on our ability to continue to attract, integrate, retain and motivate highly qualified technical and managerial personnel, for whom competition is intense. See "Risk Factors - We rely on the performance of highly skilled personnel and, if we are unable to retain or motivate key personnel or hire, retain and motivate qualified personnel, our business would be harmed."

The Priceline Group Websites

We maintain websites with the addresses www.booking.com, www.priceline.com, www.agoda.com and www.rentalcars.com, among others.  We are not including the information contained on our websites as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.  We make available free of charge through the www.priceline.com website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC.  These reports and other information are also available, free of charge, at www.sec.gov.  Alternatively, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  In addition, the priceline.com Incorporated Code of Business Conduct and Ethics is available through the www.priceline.com website and any amendments to or waivers from the Code of Ethics will be disclosed on that website.

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

Our financial prospects are significantly dependent upon our sale of travel services, particularly leisure travel. Travel, including hotel, rental car and airline ticket reservations, is dependent on discretionary spending levels. As a result, sales of travel services tend to decline during general economic downturns and recessions. Accordingly, the recent worldwide recession led to a weakening in the fundamental demand for our services and an increase in the number of customers who canceled existing travel reservations with us. Recently, we have experienced volatility in growth rates for transactions booked and in cancellations for our international business. We have also observed a decline in transaction growth rates and weaker trends in hotel average daily rates ("ADRs") for certain southern European countries, likely due to the impact of weak economic conditions and sovereign debt concerns. This volatility makes it more difficult to predict longer-term trends and the future impact of macro-economic weakness on our business.
Concern over sovereign debt of certain European Union countries has caused significant devaluation of the Euro relative to other currencies, such as the U.S. Dollar. Sovereign debt issues in the European Union could lead to further significant, and potentially longer-term, devaluation of the Euro against the U.S. Dollar, which would adversely impact our Euro-denominated net assets, gross bookings, revenues, operating expenses, and net income as expressed in U.S. Dollars. In addition, many governments around the world, including the U.S. government, are operating at very large financial deficits. Disruptions in the economies of such governments could cause, contribute to or be indicative of, deteriorating macro-economic conditions. Furthermore, governmental austerity measures aimed at reducing deficits could impair the economic recovery and adversely affect travel demand.
In addition, unforeseen events beyond our control, such as worldwide recession, higher oil prices, terrorist attacks, unusual weather patterns, natural disasters such as earthquakes, hurricanes, tsunamis, floods, volcanic eruptions (such as the April 2010 eruption of a volcano in Iceland), travel related health concerns including pandemics and epidemics such as Influenza H1N1, avian bird flu and SARS, political instability, regional hostilities, imposition of taxes or surcharges by regulatory authorities, travel related accidents or the withdrawal from our system of a major hotel supplier or airline, could adversely affect our business and results of operations. For example, in early 2011, Japan was struck by a major earthquake, tsunami and nuclear emergency. Japan is an important source of travel demand for Agoda, and these crises have had an adverse impact on travel demand originating in Japan and demand for Japanese destinations. In October 2011, severe flooding in Thailand, a key market for our Agoda business and the Asian business of Booking.com, negatively impacted booking volumes and cancellation rates in this market. In addition, in early 2010, Thailand experienced disruptive civil unrest, which caused the temporary relocation of Agoda's Thailand-based operations. Future natural disasters or civil or political unrest could further disrupt our business and operations.
We face risk related to the growth rate and expansion of Booking.com, Agoda and rentalcars.com.

We derive a substantial portion of our revenues from, and have significant operations, outside of the United States. Our international operations include the Netherlands-based hotel reservation service Booking.com, the Asia-based hotel reservation service Agoda and the U.K.-based rental car reservation service rentalcars.com (formerly known as TravelJigsaw). Each year since 2007, our international operations achieved significant year-over-year growth in their gross bookings (an operating and statistical metric referring to the total dollar value, generally inclusive of all taxes and fees, of all travel services purchased by our customers) and hotel room night and rental car reservations. This growth rate has contributed significantly to our growth in consolidated revenue, gross profit and earnings per share. Over time, Booking.com, Agoda and rentalcars.com will experience a decline in their growth rate as the absolute level of their gross bookings and unit sales grow larger. Other factors may also slow the growth rates of our international operations, including, for example, worldwide economic conditions, any strengthening of the U.S. Dollar versus the Euro and other currencies, declines in ADRs, increases in cancellations, travel market conditions and the competitiveness of the market. A decline in the growth rates of our international operations could have a negative impact on our future revenue and earnings per share growth rates and, as a consequence, our stock price.

The strategy of Booking.com, Agoda and rentalcars.com involves rapid expansion into regions around the world, including Europe, Asia-Pacific, North America, South America and elsewhere, many of which have different customs, different currencies, different levels of customer acceptance of the Internet and different legislation, regulatory environments, tax laws and levels of political stability. In addition, compliance with foreign legal, regulatory or tax requirements will place demands on our time and resources, and we may nonetheless experience unforeseen and potentially adverse legal, regulatory or tax consequences. If Booking.com, Agoda and rentalcars.com are unsuccessful in rapidly expanding into new markets, our business, results of operations and financial condition would be adversely affected.

The number of our employees worldwide has grown from less than 700 in the first quarter of 2007, to approximately 5,000 as of December 31, 2011, which growth is mostly comprised of hires by or for our international operations. As a result of such rapid expansion, the average tenure of our employees has become shorter. In addition, expansion increases the complexity of our business and places additional strain on our management, operations, technical performance, financial resources and internal financial control and reporting functions.

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

As a result of the growth of Booking.com and Agoda, and the acquisition of the rentalcars.com business, we are conducting a significant portion of our business outside the United States and are reporting our results in U.S. Dollars. As a result, we face exposure to adverse movements in currency exchange rates as the financial results of our international operations are translated from local currency (principally the Euro and the British Pound Sterling) into U.S. Dollars upon consolidation. For example, a strengthening of the Euro increases our Euro-denominated net assets, gross bookings, gross profit, operating expenses, and net income as expressed in U.S. Dollars, while a weakening of the Euro decreases our Euro-denominated net assets, gross bookings, gross profit, operating expenses, and net income as expressed in U.S. Dollars. Additionally, foreign exchange rate fluctuations on transactions denominated in currencies other than the functional currency result in gains and losses that are reflected in the Consolidated Statements of Operations. Booking.com, Agoda and rentalcars.com are subject to risks typical of international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Greece, Ireland, Portugal and certain other European Union countries with high levels of sovereign debt have had difficulty refinancing their debt. Concern around devaluation or abandonment of the Euro common currency, or that sovereign default risk may be more widespread and could include the U.S., has led to significant volatility in the exchange rate between the Euro, the U.S. dollar and other currencies over the past several years.

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

We currently or potentially compete with a variety of companies with respect to each service we offer. With respect to our travel services, these competitors include, but are not limited to:

•
Internet travel services such as Expedia, Hotels.com, Hotwire, Elong, CarRentals.com and Venere, which are owned by Expedia; Travelocity, lastminute.com, Holiday Auto and Zuji, which are owned by the Sabre Group; Orbitz.com, Cheaptickets, ebookers, HotelClub and RatesToGo, which are owned by Orbitz Worldwide; laterooms and asiarooms, which are owned by Tui Travel; and Gullivers, octopustravel, Superbreak, hotel.de, Hotel Reservation Service, AutoEurope, Car Trawler, Ctrip, MakeMyTrip, Rakuten, Jalan and Wotif;

•
travel suppliers such as hotel companies, airlines and rental car companies, many of which have their own branded websites to which they drive business, including without limitation Room Key, a recently launched hotel search engine owned by several major hotel companies;

•	large online portal, social networking, group buying and search companies, such as Google, Yahoo! (including Yahoo! Travel), Bing (including Bing Travel), Facebook, Groupon and Living Social;

•	traditional travel agencies, wholesalers and tour operators;

•
online travel search sites such as Kayak.com, Trivago.com, Mobissimo.com, FareChase.com and HotelsCombined (each sometimes referred to as a "meta-search" site) and travel research sites that have search functionality, such as TripAdvisor, Travelzoo and Cheapflights.com; and

•	operators of travel industry reservation databases such as Galileo, Travelport, Amadeus and Sabre.

Large, established Internet search engines with substantial resources and expertise in developing online commerce and facilitating Internet traffic are creating - and intend to further create - inroads into online travel, both in the U.S. and internationally. For example, following its acquisition of ITA Software, Inc., a major flight information software company, Google recently launched a new flight search tool that enables users to find fares, schedules and availability directly on Google and excludes online travel agent ("OTA") participation within the search results. Google has also invested in HomeAway, a publicly traded vacation home rental service, and launched "Hotel Finder," a utility that allows users to search and compare hotel accommodations based on parameters set by the user. In addition, Microsoft has launched Bing Travel, which searches for airfare and hotel reservations online and predicts the best time to purchase them. "Meta-search" sites leverage their search technology to aggregate travel search results for the searcher's specific itinerary across supplier, travel agent and other websites and, in many instances, compete directly with us for customers. Furthermore, certain suppliers limit OTA participation within the meta-search results. Some meta-search sites, such as Kayak.com, which offers its users the ability to make hotel reservations directly on its website, may evolve into more traditional online travel sites. These initiatives, among others, illustrate a clear intention to more directly appeal to travel consumers by showing consumers more detailed travel search results, including specific information for travelers' own itineraries, which could lead to suppliers or others gaining a larger share of search traffic or may ultimately lead to search engines maintaining transactions within their own websites. If Google, as the single largest search engine in the world, or Bing, or other leading search engines refer significant traffic to these or other travel services that they develop in the future, it could result in, among other things, more competition from supplier websites and higher customer acquisition costs for third-party sites such as ours and could have a material adverse effect on our business, results of operations and financial condition.

Several major hotel companies, including Choice Hotels International, Hilton Worldwide, Hyatt, InterContinental Hotels Group, Wyndham Hotel Group and Marriott, have launched Room Key, a hotel search engine that competes directly with our hotel room night reservation services. The hotel companies that own Room Key have a stated goal of driving demand directly to their brand web sites, thus reducing the share received by online travel agencies. They may also attempt to improve their competitive position by offering lower room rates, better room availability or additional features or amenities through Room Key than are available through services like ours. If Room Key is successful, our share of the online hotel room night reservation market could be negatively affected and our business could suffer.

Hotels are also increasingly offering hotel room reservations through "daily deal" websites such as Groupon and Living Social, which sell coupons to customers at a substantial discount. Expedia recently entered into a partnership with Groupon to sell hotel room reservations to Groupon customers under the "Groupon Getaways" brand name. If these new services are successful, we may experience less demand for our services and are likely to face more competition for access to the limited supply of discounted hotel room rates.

Competition in domestic online travel remains intense and traditional online travel companies are creating new promotions and consumer value features in an effort to gain competitive advantage. In particular, the competition to provide "opaque" hotel services to consumers, an area in which priceline.com has been a leader, has become more intense over the recent past. For example, in the fourth quarter of 2010, Expedia began making opaque hotel room reservations available on its principal website under the name "Expedia Unpublished Rates" and has been supporting the initiative with a national television advertising campaign. In addition, in 2009, Travelocity launched an opaque price-disclosed hotel booking service that allows customers to book rooms at a discount. As with our Name Your Own Price® hotel booking service, for these services, the name of the hotel is not disclosed until after purchase. We believe these new offerings, in particular Expedia Unpublished Rates, have adversely impacted the market share and year-over-year growth rate for our opaque hotel service, which experienced a modest decline in room night reservations in 2011 compared to 2010. In addition, hotels are increasingly offering discounted hotel room reservations through "daily deal" websites such as Groupon and Living Social. If Expedia or Travelocity are successful in growing their opaque hotel service and/or "daily deal" websites are successful in garnering a sizable share of discounted hotel bookings, we may have less consumer demand for our opaque hotel service over time and we are likely to face more competition for access to the limited supply of discounted hotel room rates. As a result, we believe our share of the discount hotel market in the U.S. could further decrease.

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

The launch of Room Key discussed above is demonstrative of the effort of many hotel, airline and rental car suppliers, including suppliers with which we conduct business, to drive online demand to their own websites in lieu of third-party distributors such as us. Certain suppliers have attempted to charge additional fees to customers who book airline reservations through an online channel other than their own website. Furthermore, some airlines may distribute their tickets exclusively through their own websites. Suppliers who sell on their own websites typically do not charge a processing fee, and, in some instances, offer advantages such as web-only fares, bonus miles or loyalty points, which could make their offerings more attractive to consumers than models like ours.

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
In addition, competition for well-qualified employees in all aspects of our business, including software engineers, mobile communication talent and other technology professionals, is intense both in the U.S. and abroad. With the recent success of our international business and the increased profile of the Booking.com business and brand, competitors have increased their efforts to hire our international employees. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate existing employees. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business would be adversely affected. We do not maintain any key person life insurance policies.
We are dependent on certain suppliers.
Our arrangements with the hotel, airline and rental car suppliers generally do not require them to provide any specific quantity of hotel room reservations, airline tickets or rental cars, or to make room reservations, tickets or cars available for any particular route, in any geographic area or at any particular price. During the course of our business, we are in continuous dialogue with our major suppliers about the nature and extent of their participation in our system. The significant reduction on the part of any of our major suppliers of their participation in our system for a sustained period of time or their complete withdrawal could have a material adverse effect on our business, results of operations and financial condition.
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
We could be adversely affected by changes in the airline industry, and, in many cases, we will have no control over such changes or their timing. Examples of such changes could include, without limitation, carrier bankruptcy, industry consolidation, capacity reductions, airfare increases and loss of GDS incentives, any or all of which could adversely affect our business. Additionally, some rental car suppliers have begun offering discounted prepaid reservations on their own sites and through certain online travel agents. If such rates are sufficiently discounted or are associated with more flexible cancellation policies than those applicable to our Name Your Own Price® rental car service (which are generally non-cancellable), the value proposition of our Name Your Own Price® rental car service would be negatively impacted which could reduce demand for that service and could adversely affect our business.
Online advertising is our largest expense and is subject to variability.

As our international operations have become more meaningful contributors to our results, we have seen, and expect to continue to see online advertising, which is our largest expense, increase as a percentage of gross profit. Our international operations are growing faster than our priceline.com business in the U.S., and spend a higher percentage of gross profit on online advertising, a trend which we expect to continue. Furthermore, the priceline.com brand is obtaining an increasing share of its traffic through online advertising, a trend which we also expect to continue. In addition, advertising efficiency is impacted by a number of factors, including without limitation, ADRs, costs per click, cancellation rates, foreign exchange rates and the extent to which we are successful in converting paid traffic to booking customers and then causing customers to return directly to our websites for future bookings.

Adverse application of state and local tax laws could have an adverse effect on our business and results of operation.

A number of jurisdictions in the United States have initiated lawsuits against on-line travel companies, including us, related to, among other things, the payment of hotel occupancy and other taxes (i.e., state and local sales tax). In addition, a number of municipalities have initiated audit proceedings, issued proposed tax assessments or started inquiries relating to the payment of hotel occupancy and other taxes. See Note 16 to the Consolidated Financial Statements for a description of these pending cases and proceedings. Additional state and local jurisdictions are likely to assert that we are subject to, among other things, hotel occupancy and other taxes (i.e., state and local sales tax) and could seek to collect such taxes, either retroactively or prospectively, or both.
In connection with some hotel occupancy tax audits and assessments, we may be required to pay any assessed taxes, which amounts may be substantial, prior to being allowed to contest the assessments and the applicability of the ordinances in judicial proceedings. This requirement is commonly referred to as "pay to play" or "pay first." Payment of these amounts, if any, is not an admission that we believe that we are subject to such taxes and, even if such payments are made, we intend to continue to assert our position vigorously.
Litigation is subject to uncertainty and there could be adverse developments in these pending or future cases and proceedings. For example, in October 2009, a jury in a San Antonio class action found that we and the other online travel companies that are defendants in the lawsuit "control" hotels for purposes of the local hotel occupancy tax ordinances at issue and are, therefore, subject to the requirements of those ordinances. An unfavorable outcome or settlement of pending litigation may encourage the commencement of additional litigation, audit proceedings or other regulatory inquiries. In addition, an unfavorable outcome or settlement of these actions or proceedings could result in substantial liabilities for past and/or future bookings, including, among other things, interest, penalties, punitive damages and/or attorney fees and costs. There have been, and will continue to be, substantial ongoing costs, which may include "pay to play" payments, associated with defending our position in pending and any future cases or proceedings. An adverse outcome in one or more of these unresolved proceedings could have a material adverse effect on our business and results of operations and could be material to our earnings or cash flows in any given operating period.
To the extent that any tax authority succeeds in asserting that we have a tax collection responsibility, or we determine that we have one, with respect to future transactions, we may collect any such additional tax obligation from our customers, which would have the effect of increasing the cost of hotel room reservations to our customers and, consequently, could make our hotel service less competitive (i.e., versus the websites of other online travel companies or hotel company websites) and reduce hotel reservation transactions; alternatively, we could choose to reduce the compensation for our services on "merchant" hotel transactions. Either step could have a material adverse effect on our business and results of operations.

In many of the judicial and other proceedings initiated to date, municipalities seek not only historical taxes that are claimed to be owed on our gross profit, but also, among other things, interest, penalties, punitive damages and/or attorney fees and costs.  The October 2009 jury verdict in the San Antonio litigation and the related proceedings to determine, among other things, the amount of penalties, interest and attorney's fees that could be owed by us illustrate that any liability associated with hotel occupancy tax matters is not constrained by our liability for tax owed on our historical gross profit.

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

The security of data when engaging in electronic commerce is essential to maintaining consumer and supplier confidence in our services. Substantial or ongoing security breaches whether instigated internally or externally on our system or other Internet based systems could significantly harm our business. We currently require customers who use certain of our services to guarantee their offers with their credit card, either online or, in some instances, through our toll-free telephone service. It is possible that advances in computer circumvention capabilities, new discoveries or other developments, including our own acts or omissions, could result in a compromise or breach of customer transaction data.
We cannot guarantee that our existing security measures will prevent security breaches or attacks. A party (whether internal, external, an affiliate or unrelated third party) that is able to circumvent our security systems could steal customer information or transaction data, proprietary information or cause significant interruptions in our operations. For instance, from time to time, we have experienced "denial-of-service" type attacks on our system that have made portions of our websites slow or unavailable for periods of time. In addition, several major corporations experienced well-publicized online security breaches during the first half of 2011, including among others, Sony, the data security firm RSA, Lockheed Martin, the email wholesaler Epsilon, the Fox broadcast network and Citigroup. We may need to expend significant resources to protect against security breaches or to address problems caused and liabilities incurred by breaches, and reductions in website availability and response time could cause loss of substantial business volumes during the occurrence of any such incident. These issues are likely to become more difficult as we expand the number of places where we operate and as the tools and techniques used in such attacks become more advanced. Security breaches could result in negative publicity, damage our reputation, expose us to risk of loss or litigation and possible liability and subject us to regulatory penalties and sanctions. Security breaches could also cause customers and potential customers to lose confidence in our security, which would have a negative effect on the value of our brand. Our insurance policies carry low coverage limits, and would likely not be adequate to reimburse us for losses caused by security breaches.
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
In addition, in the aftermath of the terrorist attacks of September 11, 2001 in the United States, government agencies have been contemplating or developing initiatives to enhance national and aviation security, such as the Transportation Security Administration's Computer-Assisted Passenger Prescreening System, known as CAPPS II. These initiatives may result in conflicting legal requirements with respect to data handling. As privacy and data protection has become a more sensitive issue, we may also become exposed to potential liabilities as a result of differing views on the privacy of travel data. Travel businesses have also been subjected to investigations, lawsuits and adverse publicity due to allegedly improper disclosure of passenger information. These and other privacy developments that are difficult to anticipate could adversely impact our business, results of operations and financial condition.
Proposed "cookie" laws could negatively impact the way we do business.
In June 2011, the Dutch Parliament adopted a bill to amend the Dutch Telecommunications Act.  One of the provisions of the bill is a new regulation on the use of "cookies."  A "cookie" is a text file that is stored on a user's web browser by a website.  Cookies are common tools used by thousands of websites, such as Booking.com, which is based in the Netherlands, and priceline.com, to, among other things, store or gather information (i.e., remember log-on details so a user does not have to re-enter them when revisiting a site) and enhance the user experience on a Website.  Cookies are valuable tools for websites like Booking.com and priceline.com to improve customer experience and increase conversion on their websites.
This bill would require websites, such as Booking.com, to provide Dutch users with clear and comprehensive information about the storage and use of certain cookies and obtain prior consent from the user before placing certain cookies on a user's web browser.  Consent could be accomplished by asking a user to check a box to consent to the use of the cookies before proceeding on the website ("opt-in" consent).
The bill must be adopted by the Dutch Senate before it will become law; the Dutch Senate is currently debating the bill.  The bill is intended to implement certain provisions of the European Union's ePrivacy Directive, which requires member countries to adopt regulations governing the use of "cookies" by websites servicing customers from the European Union.  If the Dutch bill is adopted by the Senate in its current form or if European Union countries adopt similarly restrictive "cookie" regulations that require "opt-in" consent before certain cookies can be placed on a user's web browser, it might adversely affect our ability, in particular, Booking.com's ability, to service certain customers in the manner we currently do and impair our ability to continue to improve and optimize performance on our websites.  As a result, these regulations, if adopted, could have a material adverse effect on our business, results of operations and financial condition.
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
There can be no assurance that we can maintain our "Innovation Box Tax" benefit.

Effective January 1, 2010, the Netherlands modified its corporate income tax law related to income generated from qualifying "innovative" activities (the "Innovation Box Tax"). Earnings that qualify for the Innovation Box Tax will effectively be taxed at the rate of 5% rather than the Dutch statutory rate of 25%. Booking.com obtained a ruling from the Dutch tax authorities in February 2011 confirming that a portion of its earnings ("qualifying earnings") is eligible for Innovation Box Tax treatment. The ruling from the Dutch tax authorities is valid from January 1, 2010 through December 31, 2013 (the "Initial Period").

In order to be eligible for Innovation Box Tax treatment, Booking.com must, among other things, apply for and obtain a research and development ("R&D") certificate from a Dutch governmental agency every six months confirming that the activities that Booking.com intends to be engaged in over the subsequent six month period are "innovative."  Should Booking.com fail to secure such a certificate in any such period - for example, because the governmental agency does not view Booking.com's new or anticipated activities as "innovative" - or should this agency determine that the activities contemplated to be performed in a prior period were not performed as contemplated or did not comply with the agency's requirements, Booking.com may lose its certificate and, as a result, the Innovation Box Tax benefit may be reduced or eliminated.

After the Initial Period, Booking.com intends to reapply for continued Innovation Box Tax treatment for future periods. There can be no assurance that Booking.com's application will be accepted, or that the amount of qualifying earnings or applicable tax rates will not be reduced at that time. In addition, there can be no assurance that the tax law will not change in 2012 and/or future years resulting in a reduction or elimination of the tax benefit.

The loss of the Innovation Box Tax benefit in future periods would adversely impact our results of operations.

Our business could be negatively affected by changes in search engine algorithms and dynamics or termination of traffic-generating arrangements.

We utilize Internet search engines and other travel demand aggregation websites, principally through the purchase of travel-related keywords, to generate traffic to our websites. Booking.com, Agoda and rentalcars.com, in particular, rely to a significant extent upon Google to generate business and, to a much lesser extent, other search engines and other travel demand aggregation websites. Search engines such as Google frequently update and change the logic which determines the placement and display of results of a user's search, such that the placement of links to our sites, and particularly those of Booking.com, Agoda, rentalcars.com and their affiliates, can be negatively affected. In a similar way, a significant amount of Booking.com, Agoda and rentalcars.com's business is directed to our own websites through participation in pay-per-click advertising campaigns on Internet search engines whose pricing and operating dynamics can experience rapid change commercially, technically and competitively. In addition, we purchase web traffic from a number of sources, including some operated by our competitors, in the form of pay-per-click arrangements that can be terminated with little or no notice. If one or more of such arrangements is terminated, or if a major search engine, such as Google, changes its algorithms in a manner that negatively affects the search engine ranking of our brands or our third-party distribution partners or changes its pricing, operating or competitive dynamics in a negative manner, our business, results of operations and financial condition would be adversely affected.
In addition, Booking.com, Agoda and rentalcars.com rely on various third party distribution channels (i.e., affiliates) to distribute hotel room reservations. Should one or more of such third parties cease distribution of Booking.com, Agoda and rentalcars.com reservations, or suffer deterioration in its search engine ranking, due to changes in search engine algorithms or otherwise, our business could be negatively affected.
Capacity constraints and system failures could harm our business.

We have experienced rapid growth in customer traffic, the number of hotels on our extranets and the geographic breadth of our operations. If our systems cannot be expanded to cope with increased demand or fails to perform, we could experience unanticipated disruptions in service, slower response times, decreased customer service and customer satisfaction and delays in the introduction of new services, any of which could impair our reputation, damage our brands and materially and adversely affect our revenues. While we do maintain redundant systems and hosting services for some of our business, it is possible that we could experience an interruption in our business, and we do not carry business interruption insurance sufficient to compensate us for losses that may occur.

A substantial amount of our computer hardware for operating our services is currently located at hosting facilities around the world. These systems and operations are vulnerable to damage or interruption from human error, floods, fires, power loss, telecommunication failures and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite any precautions we may take, the occurrence of any disruption of service due to any such misconduct, natural disaster or other unanticipated problems at such facilities, or the failure by such facility to provide our required data communications capacity could result in lengthy interruptions or delays in our services. Any system failure that causes an interruption or delay in service could impair our reputation, damage our brand name and have a material adverse effect on our business, results of operations and financial condition.

We rely on certain third party computer systems and third party service providers, including global distribution systems and computerized central reservation systems of the airline, hotel and rental car industries to satisfy demand for airline tickets and priceline.com hotel room and rental car reservations. Any interruption in these third party services systems or deterioration in their performance could prevent us from booking airline, hotel and rental car reservations and have a material adverse effect on our business. Our agreements with some third party service providers are terminable upon short notice and often do not provide recourse for service interruptions. In the event our arrangement with any of such third parties is terminated, we may not be able to find an alternative source of systems support on a timely basis or on commercially reasonable terms and, as a result, it could have a material adverse effect on our business, results of operations and financial condition.

We depend upon various third parties to process credit card transactions around the world. In addition, we rely on a third party to provide credit card numbers which we use as a payment mechanism for merchant hotel transactions. If any such third party were wholly or partially compromised, our cash flows could be disrupted or we may not be able to generate merchant hotel transactions until such a time as a replacement processes could be put in place with a different vendor.

We do not have a completely formalized disaster recovery plan in every geographic region in which we conduct business.  In the event of certain system failures, we may not be able to switch to back-up systems immediately and the time to full recovery could be prolonged. Like many online businesses, we have experienced system failures from time to time. In addition to placing increased burdens on our engineering staff, these outages create a significant amount of user questions and complaints that need to be addressed by our customer support personnel. Any unscheduled interruption in our service could result in an immediate loss of revenues that can be substantial, increase customer service cost and cause some users to switch to our competitors. If we experience frequent or persistent system failures, our reputation and brand could be permanently harmed. We have taken and continue to take steps to increase the reliability and redundancy of our systems. These steps are expensive, may reduce our margins and may not be successful in reducing the frequency or duration of unscheduled downtime.

We use both internally developed systems and third-party systems to operate our services, including transaction processing, order management and financial systems. If the number of users of our services increases substantially, or if critical third-party systems stop operating as designed, we will need to significantly expand and upgrade our technology, transaction processing systems, financial and accounting systems and other infrastructure. We may not be able to upgrade our systems and infrastructure to accommodate such conditions in a timely manner, and, depending on the third-party systems affected, our transactional, financial and accounting systems could be impacted for a meaningful amount of time before upgrade, expansion or repair.

Our financial results will likely be materially impacted by payment of cash income taxes in the future.

Until our domestic net operating loss carryforwards are utilized or expire, we do not expect to make tax payments on our U.S. income, except for U.S. federal alternative minimum tax and state income taxes. However, we expect to pay foreign taxes on our foreign income. We expect that our international operations will grow their pretax income at higher rates than our U.S. operations over the long term and, therefore, we expect that our cash tax payments will increase as our international operations generate an increasing share of our pretax income.

We may have exposure to additional tax liabilities.

As an international corporation providing travel reservation services around the world, we are subject to income taxes as well as non-income based taxes, in both the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. Although we believe that our tax estimates are reasonable, there is no assurance that the final determination of tax audits or tax disputes will not be different from what is reflected in our historical income tax provisions and accruals. The Internal Revenue Service initiated an audit of our income taxes for the first time in the third quarter of 2011. To date, we have been audited in several taxing jurisdictions with no significant adjustments as a result. If future audits find that additional taxes are due, we may be subject to incremental tax liabilities, possibly including interest and penalties, which could have a material adverse effect on our financial condition and results of operations.

Changes in tax laws or tax rulings may have a significantly adverse impact on our effective tax rate. For example, proposals for fundamental U.S. international tax reform, such as certain proposals by U.S. President Barack Obama's Administration, if enacted, could have a significant adverse impact on our effective tax rate.

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

Improved web browsing functionality and the development of thousands of useful applications is driving substantial traffic and commerce activity to mobile platforms, including mobile devices such as the iPhone and Android-enabled phones, and tablet devices such as the iPad.  In addition, social networking sites and social commerce and flash-sale sites are experiencing high levels of usage and rapid growth.  We believe travel transactions will grow rapidly on mobile platforms and may gain acceptance on social and flash-sale platforms.  If we are unable to develop product offerings and effective distribution on these platforms, we could lose market share to existing competitors or new entrants.

We rely on the value of the Booking.com, priceline.com, Agoda and rentalcars.com brands, along with others, and the costs of maintaining and enhancing our brand awareness are increasing.

We believe that maintaining and expanding the Booking.com, priceline.com, Agoda and rentalcars.com brands, along with our other owned brands, are important aspects of our efforts to attract and expand our user and advertiser base. As our larger competitors spend increasingly more on advertising, we are required to spend more in order to maintain our brand recognition. In addition, we have invested considerable money and resources to date on the establishment and maintenance of the Booking.com, priceline.com, Agoda and rentalcars.com brands, and we will continue to invest resources to advertising, marketing and other brand building efforts to preserve and enhance consumer awareness of our brands. We may not be able to successfully maintain or enhance consumer awareness of these brands, and, even if we are successful in our branding efforts, such efforts may not be cost-effective. If we are unable to maintain or enhance customer awareness of our brands in a cost-effective manner, our business, results of operations and financial condition would be adversely affected.
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

Compliance with international and U.S. laws and regulations that apply to our international operations increases our cost of doing business in foreign jurisdictions. These laws and regulations include U.S. laws such as the Foreign Corrupt Practices Act, the UK Bribery Act and local laws which also prohibit corrupt payments to governmental officials, data privacy requirements, labor relations laws, tax laws, anti-competition regulations and consumer protection laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. Any such violations could result in prohibitions on our ability to offer our services in one or more countries, could delay or prevent potential acquisitions, and could also materially damage our reputation, our brands, our international expansion efforts, our ability to attract and retain employees, our business and our operating results. Our success depends, in part, on our ability to anticipate these risks and manage these difficulties. We are also subject to a variety of other risks and challenges in managing an organization operating in various countries, including those related to:

•	general economic conditions in each country or region;

•	fluctuations in currency exchange rates and related impacts to our operating results;

•	regulatory changes or other government actions;

•	political unrest, terrorism and the potential for other hostilities;

•	public health risks, particularly in areas in which we have significant operations;

•	longer payment cycles and difficulties in collecting accounts receivable;

•	additional complexity to comply with regulations in multiple tax jurisdictions, as well as overlapping tax regimes;

•	our ability to repatriate funds held by our foreign subsidiaries to the United States at favorable tax rates;

•	difficulties in transferring funds from or converting currencies in certain countries; and

•	reduced protection for intellectual property rights in some countries.

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

In addition, the strategy of Booking.com, Agoda and rentalcars.com involves rapid expansion into regions around the world, including Europe, Asia, North America, South America and elsewhere, many of which have different legislation, regulatory environments, tax laws and levels of political stability. In September 2010, the United Kingdom's Office of Fair Trading ("OFT"), the competition authority in the U.K., announced it was conducting a formal early stage investigation into suspected breaches of competition law in the hotel online booking sector and had written to a number of parties in the industry to request information. Specifically, the investigation focuses upon whether there are agreements or concerted practices between hotels and online travel companies and/or hotel room reservation "wholesalers" relating to the fixed or minimum resale prices of hotel room reservations.  In September 2010, Booking.com B.V. and priceline.com Incorporated, on behalf of Booking.com, received a Notice of Inquiry from the OFT; we and Booking.com are cooperating with the OFT's investigation. We are unable at this time to predict the outcome of the OFT's investigation and the impact, if any, on our business and results of operations. Compliance with foreign legal, regulatory or tax requirements will place demands on our time and resources, and we may nonetheless experience unforeseen and potentially adverse legal, regulatory or tax consequences.

We will be subject to increased income taxes in the event that our foreign cash balances are remitted to the United States.

As of December 31, 2011, we held approximately $1.6 billion of cash and short-term investments outside of the United States. To date, we have used our foreign cash to reinvest in our foreign operations. It is our current intention to reinvest our foreign cash in our foreign operations. If our foreign cash balances continue to grow and our ability to reinvest those balances diminishes, it will become increasingly likely that we will repatriate some of our foreign cash balances to the United States. In such event, we would likely be subject to additional income tax expense in the United States with respect to our unremitted foreign earnings. Other than federal alternative minimum tax and certain state income taxes, we would not incur an increase in tax payments unless we repatriate the cash and no longer have net operating loss carryforwards available to offset the taxable income. Additionally, if we were to repatriate foreign cash to the U.S., it would use a portion of our domestic net operating loss carryforward which could result in us being subject to cash income taxes on the earnings of our domestic business sooner than would otherwise have been the case.

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

There has been recent discussion in the press regarding the examination and issuance of so called "business method" patents. As a result, the United States Patent and Trademark Office has indicated that it intends to intensify the review process applicable to such patent applications. The new procedures are not expected to have a direct effect on patents already granted. We cannot anticipate what effect, if any, the new review process will have on our pending patent applications. In addition, there has been recent discussion in various federal court proceedings regarding the patentability and validity of so called "business method" patents. The U.S. Supreme Court, in a recent decision in Bilski v. Kappos, partially addressed the patentability of so-called business method patents.   We cannot anticipate what effect, if any, any new federal court decision or new legislation will have on our issued patents or pending patent applications.
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
Our business is exposed to risks associated with processing credit card transactions.
Our results have been negatively impacted by purchases made using fraudulent credit cards. Because we act as the merchant of record in a majority of our priceline.com transactions as well as those of Agoda and rentalcars.com, we may be held liable for accepting fraudulent credit cards on our websites as well as other payment disputes with our customers. Additionally, we are held liable for accepting fraudulent credit cards in certain retail transactions when we do not act as merchant of record. Accordingly, we calculate and record an allowance for the resulting credit card chargebacks. If we are unable to combat the use of fraudulent credit cards on our websites, our business, results of operations and financial condition could be materially adversely affected.
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
Agoda and rentalcars.com process credit card transactions and operate in numerous currencies. Credit card costs are typically higher for foreign currency transactions and in instances where cancellations occur.
We are party to legal proceedings which, if adversely decided, could materially adversely affect us.

We are a party to the legal proceedings described in Item 3 below, and Note 16 to the Consolidated Financial Statements. The defense of the actions described in Item 3 and Note 16 may increase our expenses and an adverse outcome in any of such actions could have a material adverse effect on our business and results of operations.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our executive, administrative, and U.S. operating offices and network operations center are located in approximately 70,000 square feet of leased office space located in Norwalk, Connecticut.  We also lease approximately 49,000 square feet of office space in Grand Rapids, Michigan.  Booking.com Limited leases approximately 48,000 square feet of office space in Cambridge, England.  Booking.com B.V. leases approximately 458,000 square feet of office space in Amsterdam, Netherlands and in 39 other countries in support of its international operations.  Agoda leases approximately 74,000 square feet of office space in Bangkok, Thailand, and in 18 other countries in support of its international operations.  Rentalcars.com leases approximately 29,000 square feet of office space in Manchester, England.  We do not own any real estate as of February 1, 2011.

We believe that our existing facilities are adequate to meet our current requirements, and that suitable additional or substitute space will be available as needed to accommodate any further expansion of corporate operations.

Item 3.  Legal Proceedings

Litigation Related to Hotel Occupancy and Other Taxes

We and certain third-party defendant online travel companies are currently involved in approximately fifty lawsuits, including certified and putative class actions, brought by or against U.S. states, cities and counties over issues involving the payment of hotel occupancy and other taxes (i.e., state and local sales tax) and our "merchant" hotel business. Our subsidiaries Lowestfare.com LLC and Travelweb LLC are named in some but not all of these cases. Generally, each complaint alleges, among other things, that the defendants violated each jurisdiction's respective hotel occupancy tax ordinance with respect to the charges and remittance of amounts to cover taxes under each law. Each complaint typically seeks compensatory damages, disgorgement, penalties available by law, attorneys' fees and other relief. We are also involved in one consumer lawsuit relating to, among other things, the payment of hotel occupancy taxes and service fees. In addition, approximately sixty municipalities or counties, and at least six states, have initiated audit proceedings (including proceedings initiated by more than forty municipalities in California), issued proposed tax assessments or started inquiries relating to the payment of hotel occupancy and other taxes (i.e., state and local sales tax). Additional state and local jurisdictions are likely to assert that we are subject to, among other things, hotel occupancy and other taxes (i.e., state and local sales tax) and could seek to collect such taxes, retroactively and/or prospectively.

With respect to the principal claims in these matters, we believe that the ordinances at issue do not apply to the service we provide, namely the facilitation of reservations, and, therefore, that we do not owe the taxes that are claimed to be owed. Rather, we believe that the ordinances at issue generally impose hotel occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations.  In addition, in many of these matters, municipalities have asserted claims for "conversion" - essentially, that we have collected a tax and wrongfully "pocketed" those tax dollars - a claim that we believe is without basis and have vigorously contested.  The municipalities that are currently involved in litigation and other proceedings with us, and that may be involved in future proceedings, have asserted contrary positions and will likely continue to do so. From time to time, we have found it expedient to settle, and may in the future agree to settle, claims pending in these matters without conceding that the claims at issue are meritorious or that the claimed taxes are in fact due to be paid.

In connection with some of these tax audits and assessments, we may be required to pay any assessed taxes, which amounts may be substantial, prior to being allowed to contest the assessments and the applicability of the ordinances in judicial proceedings. This requirement is commonly referred to as "pay to play" or "pay first." For example, the City of San Francisco assessed us approximately $3.4 million (an amount that includes interest and penalties) relating to hotel occupancy taxes, which we paid in July 2009. Payment of these amounts, if any, is not an admission that we believe we are subject to such taxes and, even if such payments are made, we intend to continue to assert our position vigorously. We have successfully argued against a "pay first" requirement asserted in another California proceeding.

Litigation is subject to uncertainty and there could be adverse developments in these pending or future cases and proceedings. For example, in October 2009, a jury in a San Antonio class action found that we and the other online travel companies that are defendants in the lawsuit "control" hotels for purposes of the local hotel occupancy tax ordinances at issue and are, therefore, subject to the requirements of those ordinances. On July 1, 2011, the court issued findings of fact and conclusions of law in connection with this case. In addition to ruling that hotel tax was due from defendants on the markup and service fee, the court held defendants liable for penalties and interest per the terms of each city's applicable ordinance, but capped penalties at fifteen percent (15%) of the total amount of unpaid taxes at the time of entry of judgment; ordinances without a penalty provision are assessed a fifteen percent (15%) penalty under the Texas Tax Code. We expect supplemental findings of fact and conclusions of law to be issued by the court, followed by a judgment. We intend to vigorously pursue an appeal of the judgment on legal and factual grounds.

An unfavorable outcome or settlement of pending litigation may encourage the commencement of additional litigation, audit proceedings or other regulatory inquiries. In addition, an unfavorable outcome or settlement of these actions or proceedings could result in substantial liabilities for past and/or future bookings, including, among other things, interest, penalties, punitive damages and/or attorney fees and costs. There have been, and will continue to be, substantial ongoing costs, which may include "pay first" payments, associated with defending our position in pending and any future cases or proceedings. An adverse outcome in one or more of these unresolved proceedings could have a material adverse effect on our business and results of operations and could be material to our earnings or cash flow in any given operating period.

To the extent that any tax authority succeeds in asserting that we have a tax collection responsibility, or we determine that we have such a responsibility, with respect to future transactions, we may collect any such additional tax obligation from our customers, which would have the effect of increasing the cost of hotel room reservations to our customers and, consequently, could make our hotel service less competitive (i.e., versus the websites of other online travel companies or hotel company websites) and reduce hotel reservation transactions; alternatively, we could choose to reduce the compensation for its services on "merchant" hotel transactions. Either step could have a material adverse effect on our business and results of operations.

We estimate that, since our inception through December 31, 2011, we have earned aggregate gross profit, including fees, from our entire U.S. "merchant" hotel business (which includes, among other things, the differential between the price paid by a customer for our service and the cost of the underlying room) of approximately $1.4 billion. This gross profit was earned in over a thousand taxing jurisdictions that we believe have aggregate tax rates (which may include hotel occupancy taxes, state and local taxes, among other taxes) associated with a typical transaction between a consumer and a hotel that generally range from approximately 6% to approximately 18%, depending on the jurisdiction. In many of the judicial and other proceedings initiated to date, municipalities seek not only historical taxes that are claimed to be owed on our gross profit, but also, among other things, interest, penalties, punitive damages and/or attorney fees and costs. Therefore, any liability associated with hotel occupancy tax matters is not constrained to our liability for tax owed on our historical gross profit, but may also include, among other things, penalties, interest and attorneys' fees.

To date, the majority of the taxing jurisdictions in which we facilitate hotel reservations have not asserted that taxes are due and payable on our U.S. "merchant" hotel business.  With respect to municipalities that have not initiated proceedings to date, it is possible that they will do so in the future or that they will seek to amend their tax statutes and seek to collect taxes from us only on a prospective basis.

Reserve For Hotel Occupancy and Other Taxes

As a result of this litigation and other attempts by jurisdictions to levy similar taxes, we have established an accrual for the potential resolution of issues related to hotel occupancy and other taxes in the amount of approximately $33 million as of December 31, 2011 compared to approximately $26 million as of December 31, 2010 (which includes, among other things, amounts related to the litigation in San Antonio).  The accrual is based on our estimate of the ultimate cost of resolving these issues. The actual cost may be less or greater, potentially significantly, than the liabilities recorded. An estimate for a possible loss or range of loss in excess of the amount accrued cannot be reasonably made.

Developments in the Year Ended December 31, 2011

In the year ended December 31, 2011 and to date, six of the approximately fifty currently pending lawsuits and seven of the total number of currently pending administrative proceedings noted above were commenced. District of Columbia v. Priceline.com, Inc. (Superior Court for the District of Columbia) was filed on March 22, 2011; McAllister v. Hotels.com, L.P., et al. (Circuit Court of Saline County, Arkansas), a putative class action, was filed on February 22, 2011; County of Volusia, et al. v. Priceline.com, Inc., et al. (Circuit Court of Volusia County, Florida) was filed on April 20, 2011; Town of Breckenridge, Colorado v. Colorado Travel Company, LLC, et al., (Summit County District Court), a putative class action, was filed on July 25, 2011; County of Nassau v. Expedia, Inc. et al. (Supreme Court of the State of New York, County of Nassau) was filed on September 26, 2011. This case previously had been dismissed from federal court and was refiled as a state court action. State of Mississippi ex rel. Attorney General Jim Hood v. Priceline.com, Inc., et al. (Chancery Court for Hinds County, Mississippi) was filed in December 2011. In addition, County of Kent, Michigan v. Hotels.com, L.P., et al. (Circuit Court for Kent County) was filed in November 2011; the Priceline defendants were voluntarily dismissed in December 2011.

In addition, during the year ended December 31, 2011 and to date, appellate rulings and rulings granting dispositive motions brought by us (or another co-defendant), e.g. motions to dismiss or for summary judgment, were issued. For example, on June 28, 2011, in St. Louis County, et al. v. Prestige Travel, Inc., et al. (Circuit Court of St. Louis County, Missouri; filed July 2009), the Supreme Court of Missouri affirmed the lower court's dismissal of all claims against the online travel companies. On October 25, 2011, in City of Houston v. Hotels.com, L.P. (Harris County, Tex. Dist. Ct., filed on March 5, 2007) (Tex. App., appeal filed April 14, 2010), the Texas 14th Court of Appeals affirmed the lower court's grant of summary judgment in favor of the defendants on all claims, holding that the statutes at issue in that case did not apply to defendants' hotel reservation facilitation services. In January 2012, Plaintiffs filed a petition for review before the Texas Supreme Court. In State of Oklahoma v. Priceline.com, et al. (District Court of Oklahoma County, Oklahoma, filed November 2010), defendants' motion to dismiss was granted on March 11, 2011 and plaintiffs did not appeal. Defendants' motion for summary judgment was granted on March 24, 2011 in City of Birmingham, Alabama, et al. v. Orbitz, Inc. et al., (Circuit Court of Jefferson County, filed December 2009); Plaintiffs have appealed that ruling to the Alabama Supreme Court. On April 29, 2011, the Kentucky Court of Appeals affirmed the lower court's dismissal of all claims against the online travel companies in City of Bowling Green, Kentucky v. Hotels.com, L.P., et al. (filed in Warren Circuit Court in March 2009; appeal filed April 2010; motion for discretionary review filed with Kentucky Supreme Court in May 2011).  In February 2012, the Kentucky Supreme Court denied the plaintiff's motion for discretionary review of the Court of Appeals' decision.  In City of San Diego, California v. Hotels.com, L.P., et al., JCCP 4472 (Los Angeles Superior Court, filed February 9, 2006), on September 6, 2011, the court granted the online travel companies' petition to (i) vacate the hearing officer's prior ruling that the online travel company defendants are liable for transient occupancy tax pursuant to San Diego's ordinance, (ii) issue a new ruling that the online travel company defendants are not liable for such tax, and (iii) to set aside the City of San Diego's assessments. With respect to its remaining claims, the City of San Diego has indicated it will stipulate to a consent judgment in favor of the online travel companies. The City has indicated it plans to appeal. In City of Santa Monica v. Expedia, Inc. et al., JCCP 4472 (Los Angeles Superior Court, filed June 25, 2010), the court granted the online travel companies' motion to dismiss all claims without leave to amend; judgment was entered on July 26, 2011 in favor of the defendants. The case is currently on appeal. In Township of Lyndhurst, New Jersey v. priceline.com Inc., et al. (filed in the U.S. District Court for the District of New Jersey in June 2008) (U.S. Court of Appeals for the Third Circuit, appeal filed April 2009), the Third Circuit affirmed the District Court's dismissal of the case. On August 24, 2011, the Third Circuit also denied the Township's motion for rehearing. On January 28, 2012, in the City of Branson, Missouri v. Hotels.com, LP., et al. (Circuit Court of Greene County, Missouri, filed December 2006), the Court granted defendants' motion to dismiss all causes of action. In City of Goodlettsville, Tennessee, et al. v. priceline.com Incorporated, et al. (U.S. District Court for the Middle District of Tennessee; filed June 2008), the court granted the defendants' motion for summary judgment on February 21, 2012.

Rulings granting dispositive motions or granting relief sought by a plaintiff municipality (or state) also were issued. For example, on August 3, 2011, in County of Lawrence, Pennsylvania v. Hotels.com, L.P., et al. (Court of Common Pleas of Lawrence County, Pennsylvania, filed November 2009) (Commonwealth Court of Pennsylvania, appeal filed in November 2010), the Court for the Commonwealth of Pennsylvania reversed the dismissal by the Court of Common Pleas of Lawrence of the County's declaratory relief claim, but affirmed the dismissal of the remaining counts. In The Village of Rosemont, Illinois v. priceline.com, Inc., et al. (U.S. District Court for the Northern District of Illinois, filed in July 2009), on October 14, 2011, the court granted plaintiff's motion for summary judgment. In City of Atlanta, Georgia v. Hotels.com L.P., et al. (Superior Court of Fulton County, Georgia, filed March 2006), following the decision by the Georgia Supreme Court affirming summary judgment in favor of defendants in May 2011, the Superior Court of Fulton County found that there are unresolved claims in the case for conversion, punitive damages, and attorneys' fees. That decision is the subject of a motion for reconsideration filed by defendants on December 29, 2011.

Lastly, in the year ended December 31, 2011 we reached agreements with the respective plaintiffs resolving the claims for purported back taxes in the following cases: Brevard County, Florida v. Priceline.com Inc., et al. (U.S. District Court for the Middle District of Florida, filed October 2009); County of Genesee, Michigan, et al. v. Hotels.com L.P., et al. (Circuit Court for the County of Ingham, Michigan, filed in February 2009); City of Jacksonville v. Hotels.com, L.P., et al., 2006-CA-005393 (Circuit Court for Duval County, filed August 4, 2006); Anne Gannon v. Hotels.com, L.P., 50 2009 CA 025919 (Circuit Court for Palm Beach County, filed July 30, 2009); City of Myrtle Beach, South Carolina v. Hotels.com, L.P., et al. (Court of Common Pleas for Horry County, South Carolina, filed in February 2007); Town of Hilton Head Island, South Carolina v. Hotels.com, L.P., et al. (Court of Common Pleas for Beaufort County, South Carolina, filed in April 2010) and Horry County, South Carolina, et al. v. Hotels.com, LP, et al. (Court of Common Pleas, Horry County, South Carolina; filed in February 2007). These cases have been dismissed. In addition, County of Monroe, Florida v. Priceline.com, Inc. et al. (U.S. District Court for

the Southern District of Florida, filed January 2009)(agreement signed August 2010) and the Tourist Development Tax claims asserted by the County in Priceline.com, Inc. v. Miami-Dade County, Florida, et al., were dismissed in 2011 pursuant to the August 2010 agreement reached in the County of Monroe case. As part of each of these agreements, plaintiffs have agreed to not assert claims based on the ordinance at issue in the respective action for periods that range from two to four years.  The settlement amounts in these cases are not material to our results of operations or cash flow for the year ended December 31, 2011.

The currently pending occupancy tax matters are listed below. We intend to defend vigorously against the claims in all of the proceedings described below.

Statewide Class Actions and Putative Class Actions

Such actions include:

•	City of Los Angeles, California v. Hotels.com, Inc., et al. (California Superior Court, Los Angeles County; filed December 2004)

•	City of Rome, Georgia, et al. v. Hotels.com, L.P., et al. (U.S. District Court for the Northern District of Georgia; filed November 2005)

•	City of San Antonio, Texas v. Hotels.com, L.P., et al. (U.S. District Court for the Western District of Texas; filed May 2006)

•	City of Gallup, New Mexico v. Hotels.com, L.P., et al. (U.S. District Court for the District of New Mexico; filed July 2007)

•	City of Goodlettsville, Tennessee, et al. v. priceline.com Incorporated, et al. (U.S. District Court for the Middle District of Tennessee; filed June 2008)

•	Pine Bluff Advertising and Promotion Commission, Jefferson County, Arkansas, et al. v. Hotels.com, LP, et al. (Circuit Court of Jefferson County, Arkansas; filed September 2009)

•	County of Lawrence, Pennsylvania v. Hotels.com, L.P., et al. (Court of Common Pleas of Lawrence County, Pennsylvania; filed November 2009

•	McAllister, et al. v. Hotels.com LP, et al. (Circuit Court of Saline County, Arkansas; filed February 2011)

•	Town of Breckenridge, Colorado v. Colorado Travel Company, LLC, et al. (District Court of Summit County, Colorado; filed July 2011)

•	County of Nassau v. Expedia, Inc., et al. (Supreme Court of Nassau County, New York; filed September 2011)

Actions Filed on Behalf of Individual Cities, Counties and States

Such actions include:

•
City of Findlay, Ohio v. Hotels.com, L.P., et al. (U.S. District Court for the Northern District of Ohio; filed October 2005); (U.S. Court of Appeals for the Sixth Circuit; appeal filed December 2010); and City of Columbus, Ohio, et al. v. Hotels.com, L.P., et al. (U.S. District Court for the Southern District of Ohio; filed August 2006); (U.S. District Court for the Northern District of Ohio); (U.S. Court of Appeals for the Sixth Circuit; appeal filed December 2010)

•	City of Chicago, Illinois v. Hotels.com, L.P., et al. (Circuit Court of Cook County Illinois; filed November 2005)

•	City of San Diego, California v. Hotels.com L.P., et al. (California Superior Court, San Diego County; filed September 2006) (Superior Court of California, Los Angeles County)

•	City of Atlanta, Georgia v. Hotels.com L.P., et al. (Superior Court of Fulton County, Georgia; filed March 2006)

•
Wake County, North Carolina v. Hotels.com, LP, et al. (General Court of Justice, Superior Court Division, Wake County, North Carolina; filed November 2006); Dare County, North Carolina v. Hotels.com, LP, et al. (General Court of Justice, Superior Court Division, Dare County, North Carolina; filed January 2007); Buncombe County, North Carolina v. Hotels.com, LP, et al. (General Court of Justice, Superior Court Division, Buncombe County, North Carolina; filed February 2007); Mecklenburg County, North Carolina v. Hotels.com LP, et al. (General Court of Justice, Superior Court Division, Mecklenburg County, North Carolina; filed January 2008)

•
City of Houston, Texas v. Hotels.com, LP., et al. (District Court of Harris County, Texas; filed March 2007); (Affirmed on appeal, Texas Fourteenth Court of Appeals October 2011); (Texas Supreme Court; petition for review filed January 2012)

•
City of Oakland, California v. Hotels.com, L.P., et al. (U.S. District Court for the Northern District of California; filed June 2007); (U.S. Court of Appeals for the Ninth Circuit; appeal filed December 2007)

•
City of Bowling Green, Kentucky v. Hotels.com, L.P., et al., (Warren Circuit Court; filed March 2009); (Commonwealth of Kentucky Court of Appeals; appeal filed April 2010); (Kentucky Supreme Court; motion for discretionary review filed May 2011)

•	The Village of Rosemont, Illinois v. Priceline.com, Inc., et al. (U.S. District Court for the Northern District of Illinois; filed July 2009)

•
Leon County, et al. v. Expedia, Inc., et al. (Second Judicial Circuit Court for Leon County, Florida; filed November 2009); Leon County v. Expedia, Inc. et al. (Second Judicial Circuit Court for Leon County, Florida; filed December 2009)

•	City of Birmingham, Alabama, et al. v. Orbitz, Inc., et al. (Circuit Court of Jefferson County, Alabama; filed December 2009); (Alabama Supreme Court; appeal filed May 2011)

•	Baltimore County, Maryland v. Priceline.com, Inc., et al. (U.S. District Court for the District of Maryland; filed May 2010)

•
City of Santa Monica, California v. Expedia, Inc., et al. (Superior Court of California, Los Angeles County, West District; filed June 2010); (California Court of Appeal, Second District; appeal filed September 2011)

•	Hamilton County, Ohio, et al. v. Hotels.com, L.P., et al. (U.S. District Court for the Northern District Of Ohio; filed August 2010)

•	State of Florida Attorney General v. Expedia, Inc., et al. (Circuit Court - Second Judicial Circuit, Leon County, Florida; November 2010)

•	Montana Department of Revenue v. Priceline.com, Inc., et al. (First Judicial District Court of Lewis and Clark County, Montana; filed November 2010)

•	Montgomery County, Maryland v. Priceline.com, Inc., et al. (United States District Court for the District of Maryland; filed December 2010)

•	District of Columbia v. Expedia, Inc., et al. (Superior Court for the District of Columbia; filed March 2011)

•	County of Volusia, et al. v. Expedia, Inc., et al. (Circuit Court of Volusia County; filed April 2011)

•	State of Mississippi ex rel. Attorney General Jim Hood v. Priceline.com, Inc., et al. (Chancery Court for Hinds County, Mississippi; filed December 2011)

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

Judicial Actions Relating to Assessments Issued by Individual Cities, Counties and States

After administrative remedies have been exhausted, we may seek judicial review of assessments issued by an individual city or county. Currently pending actions seeking such a review include:

•	Priceline.com, Inc., et al. v. Broward County, Florida (Circuit Court - Second Judicial Circuit, Leon County, Florida; complaints filed January 2009, August 2009, and May 2011)

•
Priceline.com Inc., et al. v. City of Anaheim, California, et al. (Superior Court of California, County of Orange; filed February 2009); (Superior Court of California, County of Los Angeles); (California Court of Appeal, Second District; appeal filed January 2011)

•	Priceline.com, Inc. v. Indiana Department of State Revenue (Indiana Tax Court; filed March 2009)

•	Priceline.com, Inc., et al. v. City of San Francisco, California, et al. (Superior Court of California, County of San Francisco; filed June 2009); (Superior Court of California, County of Los Angeles)

•	Priceline.com, Inc. v. Miami-Dade County, Florida, et al. (Eleventh Judicial Circuit Court for Miami Dade, County, Florida; filed December 2009)

•	Priceline.com Incorporated, et al. v. Osceola County, Florida, et al. (Circuit Court of the Second Judicial Circuit, in and for Leon County, Florida; filed January 2011)

•	In the Matter of the Appeal of Travelocity.com LLC, et al. (Hawaii Tax Appeal Court; filed March 2011)

We intend to prosecute vigorously our claims in these actions.

Consumer Class Actions

On June 21, 2011 in Chiste, et al. v. priceline.com Inc., et al. (United States District Court for the Southern District of New York; filed in December 2008), the court granted our motion to dismiss all claims against it except the breach of fiduciary claim. On June 21, 2011, the case was transferred to the United States District Court for the Northern District of Illinois for

resolution of the remaining claim, which was consolidated under Peluso v. Orbitz.com, et al., 11 Civ. 4407 on July 14, 2011. On July 13, 2011, the plaintiffs filed a Notice of Appeal of the June 21, 2011 decision in the United States Court of Appeals for the Second Circuit. On July 25, 2011, the Peluso court granted plaintiff's motion to voluntarily dismiss the claim against us in the Northern District of Illinois. On December 6, 2011, the Second Circuit dismissed the appeal for lack of jurisdiction.

We intend to defend vigorously against the claims in all of the on-going proceedings described above.

Administrative Proceedings and Other Possible Actions

At various times, we have also received inquiries or proposed tax assessments from municipalities and other taxing jurisdictions relating to our charges and remittance of amounts to cover state and local hotel occupancy and other related taxes. Among others, the City of Philadelphia, Pennsylvania; the City of Phoenix, Arizona (on behalf of itself and 12 other Arizona cities); the City of St. Louis, Missouri; the City of Paradise Valley, Arizona; the City of Denver, Colorado; City of Greenwood Village, Colorado; City of Littleton, Colorado; City of Golden, Colorado; and the City of Portland, Oregon and County of Multnomah, Oregon; and state tax officials from Arkansas, Florida, Indiana, Louisiana, Maryland, New Mexico, Ohio, Pennsylvania, Texas, West Virginia, Wisconsin, and Wyoming have begun formal or informal administrative procedures or stated that they may assert claims against us relating to allegedly unpaid state or local hotel occupancy or related taxes. Between 2008 and 2010, we received audit notices from more than forty cities in the state of California. We have been engaged in audit proceedings in each of those cities. We have also been contacted for audit by five counties in the state of Utah.

Litigation Related to Securities Matters

On March 16, March 26, April 27, and June 5, 2001, respectively, four putative class action complaints were filed in the U.S. District Court for the Southern District of New York naming priceline.com, Inc., Richard S. Braddock, Jay Walker, Paul Francis, Morgan Stanley Dean Witter & Co., Merrill Lynch, Pierce, Fenner & Smith, Inc., BancBoston Robertson Stephens, Inc. and Salomon Smith Barney, Inc. as defendants (01 Civ. 2261, 01 Civ. 2576, 01 Civ. 3590 and 01 Civ. 4956).  Shives et al. v. Bank of America Securities LLC et al., 01 Civ. 4956, also names other defendants and states claims unrelated to us.  The complaints allege, among other things, that we and the individual defendants violated the federal securities laws by issuing and selling priceline.com common stock in our March 1999 initial public offering without disclosing to investors that some of the underwriters in the offering, including the lead underwriters, had allegedly solicited and received excessive and undisclosed commissions from certain investors.  After extensive negotiations, the parties reached a comprehensive settlement on or about March 30, 2009.  On April 2, 2009, plaintiffs filed a Notice of Motion for Preliminary Approval of Settlement.  On June 9, 2009, the court granted the motion and scheduled the hearing for final approval for September 10, 2009.  The settlement, previously approved by a special committee of our Board of Directors, compromised the claims against us for approximately $0.3 million. The court issued an order granting final approval of the settlement on October 5, 2009.  Notices of appeal of the Court's order have been filed with the Second Circuit.  All of the appeals have now been resolved.

OFT Inquiry

In September 2010, the United Kingdom's Office of Fair Trading (the "OFT"), the competition authority in the U.K., announced it was conducting a formal early stage investigation into suspected breaches of competition law in the hotel online booking sector and had written to a number of parties in the industry to request information.  Specifically, the investigation focuses upon whether there are agreements or concerted practices between hotels and online travel companies and/or hotel room reservation "wholesalers" relating to the fixed or minimum resale prices of hotel room reservations.  In September 2010, Booking.com B.V. and priceline.com Incorporated, on behalf of Booking.com, received a Notice of Inquiry from the OFT; we and Booking.com are cooperating with the OFT's investigation.  We are unable at this time to predict the outcome of the OFT's investigation and the impact, if any, on our business, financial condition and results of operations.

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

From time to time, we have been, and expect to continue to be, subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of third party intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources, divert management's attention from our business objectives and could adversely affect our business, results of operations, financial condition and cash flows.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is quoted on the NASDAQ Global Select Market under the symbol "PCLN."  The following table sets forth, for the periods indicated, the high and low sales prices per share of the common stock as reported on the NASDAQ Global Select Market:

2011	High	Low

First Quarter	$509.00	$402.25
Second Quarter	561.88	451.75
Third Quarter	554.00	441.55
Fourth Quarter	553.33	411.26

2010	High	Low

First Quarter	$262.67	$192.72
Second Quarter	273.93	173.32
Third Quarter	358.24	173.75
Fourth Quarter	428.10	325.00

Holders

As of February 14, 2012, there were approximately 330 stockholders of record of priceline.com Incorporated’s common stock, although we believe that there are a significantly larger number of beneficial owners.

Dividend Policy

We have not declared or paid any cash dividends on our capital stock since our inception and do not expect to pay any cash dividends for the foreseeable future. We currently intend to retain future earnings, if any, to finance the expansion of our business.

Performance Measurement Comparison

The following graph shows the total stockholder return through December 31, 2011 of an investment of $100 in cash on January 1, 2007 for priceline.com Incorporated common stock and an investment of $100 in cash on January 1, 2007 for (i) the NASDAQ Composite Index, (ii) the Standard and Poor’s 500 Index and (iii) the Research Data Group ("RDG") Internet Composite Index. The RDG Internet Composite Index is an index of stocks representing the Internet industry, including Internet software and service companies and e-commerce companies. Historic stock performance is not necessarily indicative of future stock price performance.  All values assume reinvestment of the full amount of all dividends and are calculated as of the last day of each month:

Measurement Point	Priceline.com Incorporated	NASDAQ Composite Index	S&P 500 Index	RDG Internet Composite

2006	100.00	100.00	100.00	100.00
2007	263.38	110.26	105.49	126.21
2008	168.88	65.65	66.46	67.19
2009	500.83	95.19	84.05	120.51
2010	916.19	112.10	96.71	145.40
2011	1,072.48	110.81	98.75	149.87

Sales of Unregistered Securities

In 2011, we issued 4,869 shares of our common stock to holders of our 0.75% Convertible Senior Notes upon the conversion of approximately $0.2 million principal amount of notes. Such issuances of shares of our common stock were made under Section 4(2) of the Securities Act of 1933, as amended.  See Note 11 to the Consolidated Financial Statements.

Issuer Purchases of Equity Securities

The following table sets forth information relating to repurchases of our equity securities during the three months ended December 31, 2011:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

					$44,866,000	(1)
October 1, 2011 —	—		$—	—	$20,447,000	(2)
October 31, 2011					$393,917,000	(3)

					$44,866,000	(1)
November 1, 2011—	1,244	(4)	$533.31	—	$20,447,000	(2)
November 30, 2011					$393,917,000	(3)

					$44,866,000	(1)
December 1, 2011 —	294	(4)	$470.71	—	$20,447,000	(2)
December 31, 2011					$393,917,000	(3)

Total	1,538	(4)	$521.34	—	$459,230,000
_____________________________

(1)	Pursuant to a stock repurchase program announced on November 2, 2005, whereby the Company was authorized to repurchase up to $50,000,000 of its common stock.
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

Item 6.  Selected Financial Data

SELECTED FINANCIAL DATA

The following selected consolidated financial data presented below are derived from the Consolidated Financial Statements and related Notes of the Company, and should be read in connection with those statements, some of which are included herein.  Selected financial data reflects data related to rentalcars.com (formerly known as TravelJigsaw) and Agoda from their respective acquisition dates of May 2010 and November 2007.  The information set forth below is not necessarily indicative of future results and should be read in conjunction with Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share amounts)

Total revenues	$4,355,610	$3,084,905	$2,338,212	$1,884,806	$1,409,409
Cost of revenues	1,275,730	1,175,934	1,077,449	928,835	769,997
Gross profit	3,079,880	1,908,971	1,260,763	955,971	639,412
Total operating expenses(1)	1,680,958	1,122,174	789,928	666,497	501,477
Operating income(1)	1,398,922	786,797	470,835	289,474	137,935
Total other expense	31,128	40,514	28,533	13,369	16,074
Income tax (expense) benefit(2)	(308,663)	(218,141)	47,168	(90,171)	23,537
Equity in income (loss) income of investees	—	—	2	(310)	(321)
Net income(1)(2)	1,059,131	528,142	489,472	185,624	145,077
Net income attributable to noncontrolling interests(3)	2,760	601	—	3,378	4,679
Net income applicable to common stockholders (1)(2)	1,056,371	527,541	489,472	182,246	138,843
Net income applicable to common stockholders per basic common share(1)(2)	21.27	11.00	11.54	4.64	3.69
Net income applicable to common stockholders per diluted share(1)(2)	20.63	10.35	9.88	3.74	3.05
Total assets	3,970,671	2,905,953	1,834,224	1,312,421	1,334,017
Long-term obligations, redeemable noncontrolling interests and redeemable preferred stock(4)	788,218	621,624	263,708	459,928	724,144
Total liabilities	1,191,971	1,046,828	476,610	538,520	672,492
Total stockholders’ equity	2,574,295	1,813,336	1,321,629	698,826	453,625
_____________________________
(1)             The Company recorded a $55.4 million expense related to a litigation settlement in 2007.
(2)           The Company recorded non-cash income tax benefits for the year ended December 31, 2009, resulting from the reversal of a portion of its valuation allowance on its deferred tax assets related to net operating loss carryforwards of $183.3 million.  The Company also recorded income tax benefits in the year ended December 31, 2007 amounting to $47.9 million resulting from a reversal of a portion of the valuation allowance on its deferred tax assets related to domestic net operating loss carryfowards generated from operating losses.
(3)           In September 2008, the Company repurchased all of the remaining outstanding shares underlying noncontrolling interests in Priceline.com International Limited.  Redeemable noncontrolling interests beginning in 2010 relates to the Company's purchase of rentalcars.com in May 2010. In April 2011, in connection with the exercise of certain call and put options in March 2011, the redeemable noncontrolling interests in rentalcars.com were reduced from 24.4% to 19.0%.
(4)           Includes convertible debt which is classified as a current liability.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes to those statements, included elsewhere in this Form 10-K, and the Section entitled "Special Note Regarding Forward-Looking Statements" in this Form 10-K.  As discussed in more detail in the Section entitled "Special Note Regarding Forward-Looking Statements," this discussion contains forward-looking statements which involve risks and uncertainties.  Our actual results may differ materially from the results discussed in the forward-looking statements.  Factors that might cause those differences include, but are not limited to, those discussed in "Risk Factors."

Overview

We are a leading online travel company that offers our customers hotel room reservations at over 210,000 hotels worldwide through the Booking.com, priceline.com and Agoda brands. In the United States, we also offer our customers reservations for car rentals, airline tickets, vacation packages, destination services and cruises through the priceline.com brand. We offer car rental reservations worldwide through rentalcars.com (formerly known as TravelJigsaw), which we acquired in May 2010.

We launched our business in the United States in 1998 under the priceline.com brand and have since expanded our operations to include the Booking.com, Agoda and rentalcars.com companies.  Our principal goal is to serve our customers with worldwide leadership in online hotel and rental car reservations.  Our business is driven primarily by international results. During the year ended December 31, 2011, our international business (the significant majority of which is generated by Booking.com) represented approximately 78% of our gross bookings (an operating and statistical metric referring to the total dollar value, generally inclusive of all taxes and fees, of all travel services purchased by our customers), and approximately 88% of our consolidated operating income. Given that the business of our international operations is primarily comprised of hotel reservation services, gross profit earned in connection with the reservation of hotel room nights represents a substantial majority of our gross profit.

Our priceline.com brand in the U.S. offers merchant Name Your Own Price® travel services (sometimes referred to as "opaque" travel services), which are recorded in revenue on a "gross" basis and have associated cost of revenue. Retail, or price-disclosed, travel services offered by both our U.S. and international brands are recorded in revenue on a "net" basis and have no associated cost of revenue. Therefore, revenue increases and decreases are impacted by changes in the mix of our revenues between Name Your Own Price® and retail travel services. Gross profit reflects the net margin earned for both our Name Your Own Price® and retail travel services. Consequently, gross profit has become an increasingly important measure of evaluating growth in our business. At present, we derive substantially all of our gross profit from the following sources:

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

•
Global distribution system ("GDS") reservation booking fees related to both our Name Your Own Price® airline ticket, hotel room reservation and rental car services, and price-disclosed airline tickets and rental car services; and

•	Other gross profit derived primarily from selling advertising on our websites.

Over the last several years we have experienced strong growth in the number of hotel room night reservations booked through our hotel reservation services. We believe this growth is the result of, among other things, the broader shift of travel purchases from offline to online, the high growth of travel overall in emerging markets such as Asia-Pacific and South America, and the continued innovation and execution by our teams around the world to build hotel supply, content and distribution and to improve the customer experience on our websites. We experienced exceptionally strong year-over-year growth during 2011. However, given the sheer size of our hotel reservation business, we believe it is highly likely that our year-over-year growth rates will generally decelerate on a quarterly sequential basis in the future. Thus far during the first quarter of 2012, we experienced deceleration in year-over-year hotel room night reservation growth as compared to the year-over-year growth rate in the fourth quarter of 2011. We expect to experience further deceleration in growth rates throughout 2012 and beyond.

In addition, many governments around the world, including the U.S. and certain European governments, are operating at very large financial deficits. Governmental austerity measures aimed at reducing deficits could impair the economic recovery and adversely affect travel demand. Weak economic growth and elevated unemployment rates in the economies of such countries could cause, contribute to, or be indicative of, deteriorating macro-economic conditions. Recently, we have experienced volatility in the growth rates for transactions booked and cancellations for our international business. We have also observed a decline in transaction growth rates and weaker trends in hotel average daily rates ("ADRs") for certain southern European countries, likely due to the impact of weak economic conditions and sovereign debt concerns. This volatility makes it more difficult to predict longer-term trends and the future impact of macro-economic weakness on our business. Finally, higher oil prices are contributing to higher airline ticket prices and are likely to adversely impact consumer discretionary funds available to be spent on travel.

Large, established Internet search engines with substantial resources and expertise in developing online commerce and facilitating Internet traffic are creating - and intend to further create - inroads into online travel, both in the U.S. and internationally. For example, following its acquisition of ITA Software, Inc., a major flight information software company, Google recently launched a new flight search tool that enables users to find fares, schedules and availability directly on Google and excludes online travel agent ("OTA") participation within the search results. Google has also invested in HomeAway, a publicly traded vacation home rental service, and launched "Hotel Finder," a utility that allows users to search and compare hotel accommodations based on parameters set by the user. In addition, Microsoft has launched Bing Travel, which searches for airfare and hotel reservations online and predicts the best time to purchase them. "Meta-search" sites leverage their search technology to aggregate travel search results for the searcher's specific itinerary across supplier, travel agent and other websites and, in many instances, compete directly with us for customers. Furthermore, certain suppliers limit OTA participation within the meta-search results. Some meta-search sites, such as Kayak.com, which offers its users the ability to make hotel reservations directly on its website, may evolve into more traditional online travel sites. These initiatives, among others, illustrate a clear intention to more directly appeal to travel consumers by showing consumers more detailed travel search results, including specific information for travelers' own itineraries, which could lead to suppliers or others gaining a larger share of search traffic or may ultimately lead to search engines maintaining transactions within their own websites. If Google, as the single largest search engine in the world, or Bing, or other leading search engines refer significant traffic to these or other travel services that they develop in the future, it could result in, among other things, more competition from supplier websites and higher customer acquisition costs for third-party sites such as ours and could have a material adverse effect on our business, results of operations and financial condition.

Several major hotel companies, including Choice Hotels International, Hilton Worldwide, Hyatt, InterContinental Hotels Group, Wyndham Hotel Group and Marriott, have launched Room Key, a hotel search engine that competes directly with our hotel room night reservations services around the world. The hotel companies that own Room Key have a stated goal of driving demand directly to their brand web sites, thus reducing the share received by online travel agencies. They may also attempt to improve their competitive position by offering lower room rates, better room availability or additional features or amenities through Room Key than are available through services like ours. If Room Key is successful, our share of the online hotel room night reservation market could be negatively affected in the United States and around the world and our business could suffer.

Hotels also are increasingly offering hotel room reservations through "daily deal" websites such as Groupon and Living Social, which sell coupons to customers at a substantial discount. Expedia recently entered into a partnership with Groupon to sell hotel room reservations to Groupon customers under the "Groupon Getaways" brand name. If these new services are successful, we may experience less demand for our services and are likely to face more competition for access to the limited supply of discounted hotel room rates.

International Trends. The size of the travel market outside of the United States is substantially greater than that within the United States. Historically, Internet adoption rates and e-commerce adoption rates of international consumers have trailed those of the United States. However, international consumers are rapidly moving to online means for purchasing travel. Accordingly, recent international online travel growth rates have substantially exceeded, and are expected to continue to exceed, the growth rates within the United States. We expect that over the long-term, international online travel growth rates will follow a similar trend to that experienced in the United States. In addition, the base of hotel suppliers in Europe and Asia is particularly fragmented compared to that in the United States, where the hotel market is dominated by large hotel chains. We believe online reservation systems like ours may be more appealing to small chains and independent hotels more commonly found outside of the United States. Our growth has primarily been generated by our international hotel reservation service brands, Booking.com and Agoda. Booking.com, our most significant brand, currently includes over 185,000 hotels and accommodations on its website as compared to about 120,000 hotels and accommodations last year (updated hotel counts are available on the Booking.com website). Booking.com has added hotels over the past year in its core European market as well as higher-growth markets such as North America (which is a newer market for Booking.com), Asia-Pacific and South America. An increasing amount of our business from both a destination and point-of-sale perspective is conducted in these newer markets which are growing faster than our overall growth rate. We believe that the opportunity to continue to grow our business exists for the markets in which we operate. We believe these trends and factors have enabled us to become the top online hotel reservation service provider in the world as measured by room nights booked.

As our international operations have become significant contributors to our results and international hotel bookings have become of increased importance to our earnings, we have seen, and expect to continue to see, changes in certain of our operating expenses and other financial metrics. For example, because Booking.com and Agoda utilize online search and affiliate marketing as the principal means of generating traffic to their websites, our online advertising expense has increased significantly over recent years, a trend we expect to continue throughout 2012 and beyond. In addition, certain newer markets in which we operate that are in earlier stages of development have lower operating margins compared to more mature markets, which could have a negative impact on our overall margins as these markets increase in size over time. Also, we intend to continue to invest in hotel additions. Many of these newer properties we add, especially in highly penetrated markets, may have fewer rooms or lower ADRs, and may appeal to a smaller subset of customers (for example, hostels and bed and breakfasts) and therefore may also negatively impact our margins over time.

Another impact of the growing importance of Booking.com, Agoda and rentalcars.com is our increased exposure to foreign currency exchange risk. Because we are conducting a significant and growing portion of our business outside the United States and are reporting our results in U.S. Dollars, we face exposure to adverse movements in currency exchange rates as the financial results of our international operations are translated from local currency (principally the Euro and the British Pound Sterling) into U.S. Dollars upon consolidation. A strengthening of the Euro increases our Euro-denominated net assets, gross bookings, gross profit, operating expenses, and net income as expressed in U.S. Dollars, while a weakening of the Euro decreases our Euro-denominated net assets, gross bookings, gross profit, operating expenses, and net income as expressed in U.S. Dollars. Greece, Ireland, Portugal and certain other European Union countries with high levels of sovereign debt have had difficulty refinancing their debt. Concern around devaluation or abandonment of the Euro common currency, or that sovereign default risk may be more widespread and could include the U.S., has led to significant volatility in the exchange rate between the Euro, the U.S. dollar and other currencies. We generally enter into derivative instruments to minimize the impact of short-term currency fluctuations on our consolidated operating results. However, such derivative instruments are short term in nature and not designed to hedge against currency fluctuation that could impact our foreign currency denominated gross bookings, revenue or gross profit (see Note 5 to the Consolidated Financial Statements for additional information on our derivative contracts). For example, while revenue from our international operations grew on a local currency basis by approximately 70% for the year ended December 31, 2011 compared to the same period in 2010, as a result of the positive impact of currency exchange rates, revenue from our international operations as reported in U.S. Dollars grew 79% year-over-year.

Domestic Trends. Competition in domestic online travel remains intense and traditional online travel companies are creating new promotions and consumer value features in an effort to gain competitive advantage. In particular, the competition to provide "opaque" hotel services to consumers, an area in which priceline.com has been a leader, has become more intense over the recent past. For example, in the fourth quarter of 2010, Expedia began making opaque hotel room reservations available on its principal website under the name "Expedia Unpublished Rates" and has been supporting the initiative with a national television advertising campaign. In addition, in 2009, Travelocity launched an opaque price-disclosed hotel booking service that allows customers to book rooms at a discount. As with our Name Your Own Price® hotel booking service, for these services, the name of the hotel is not disclosed until after purchase. We believe these new offerings, in particular Expedia Unpublished Rates, have adversely impacted the market share and year-over-year growth rate for our opaque hotel service, which experienced a modest decline in room night reservations in 2011 compared to 2010. In addition, hotels are increasingly offering discounted hotel room reservations through "daily deal" websites such as Groupon and Living Social. If Expedia or Travelocity are successful in growing their opaque hotel service, and/or "daily deal" websites are successful in garnering a sizable share of discounted hotel bookings, we may have less consumer demand for our opaque hotel service over time and we are likely to face more competition for access to the limited supply of discounted hotel room rates. As a result, we believe our share of the discount hotel market in the U.S. could further decrease.

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

While demand for online travel services in the U.S. continues to experience annualized growth, we believe that the domestic market share of third-party distributors is impacted in part by a concerted initiative by travel suppliers to direct customers to their own websites in an effort to reduce distribution expenses and establish more direct control over their pricing. The launch of Room Key discussed above is demonstrative of such efforts. In addition, certain suppliers have attempted to charge additional fees to customers who book airline reservations through an online channel other than their own website. Suppliers who sell on their own websites typically do not charge a processing fee, and, in some instances, offer advantages such as web-only fares, bonus miles or loyalty points, which could make their offerings more attractive to consumers than models like ours.

Some travel suppliers are encouraging third-party travel intermediaries, such as us, to develop technology to bypass the traditional GDSs, such as enabling direct connections to the travel suppliers or using alternative global distribution methods. For example, in 2011, we enabled a direct connection with American Airlines. During 2011, American Airlines content was temporarily unavailable on Expedia and Orbitz due to disputes related to enabling a direct connection. We believe that this is consistent with an effort on the part of American Airlines, and the airline industry in general, to reduce distribution costs and could be indicative of the airlines in general becoming more aggressive in requiring online travel agents to implement direct connections. Development and implementation of the technology to enable additional direct connections to travel suppliers could cause us to incur additional operating expenses, increase the frequency/duration of system problems and delay other projects. In addition, any additional migration toward direct connections would reduce the compensation we receive from GDSs.

Domestic airlines have reduced capacity and increased fares since the latter part of 2009, a trend which may continue. Decreases in capacity reduce the amount of airline tickets available, while significant increases in average airfares over the last two years have adversely impacted leisure travel demand. Reduced airline capacity and demand negatively impact our priceline.com air business, which in turn has negative repercussions on our priceline.com hotel and rental car businesses. Our rental car business is further impacted by decreases in rental car fleets, which has negatively impacted our Name Your Own Price® rental car service. We expect continued variability in the breadth and depth of discounted airline tickets and rental car rates made available to us in the future, depending on market conditions from time to time.

Seasonality. A meaningful amount of retail gross bookings are generated early in the year, as customers plan and reserve their spring and summer vacations in Europe and North America. However, we do not recognize associated revenue until future quarters when the travel occurs. From a cost perspective, we expense the substantial majority of our advertising activities as they are incurred, which is typically in the quarter in which bookings are generated. As a result, we typically experience our highest levels of profitability in the second and third quarters of the year, which is when we experience the highest levels of booking and travel consumption for the year for our North American and European businesses. However, we experience the highest levels of booking and travel consumption for our Asia-Pacific and South American businesses in the first and fourth quarters. Therefore, if these businesses continue to grow faster than our North American and European businesses, our operating results for the first and fourth quarters of the year may become more significant over time as a percentage of full year operating results. In addition, Our Name Your Own Price® services are generally non-refundable in nature, and accordingly, we recognize travel revenue at the time a booking is generated. However, we recognize revenue generated from our retail hotel services, including Booking.com and Agoda, at the time that the customer checks out of the hotel. Therefore, if our retail hotel business continues to grow, we expect our quarterly results to become increasingly impacted by these seasonal factors.

Other Factors. We believe that our success will depend in large part on our ability to maintain profitability, primarily from our hotel business, to continue to promote the Booking.com, Agoda and rentalcars.com brands internationally and the priceline.com brand in the United States, and, over time, to offer other travel services and further expand into other international markets. Factors beyond our control, such as worldwide recession, higher oil prices, terrorist attacks, unusual weather patterns, natural disasters such as earthquakes, hurricanes, tsunamis, floods, volcanic eruptions (such as the April 2010 eruption of a volcano in Iceland), travel related health concerns including pandemics and epidemics such as Influenza H1N1, avian bird flu and SARS, political instability, regional hostilities, imposition of taxes or surcharges by regulatory authorities, travel related accidents or the withdrawal from our system of a major hotel supplier or airline, could adversely affect our business and results of operations and impair our ability to effectively implement all or some of the initiatives described above.

For example, in early 2011, Japan was struck by a major earthquake, tsunami and nuclear emergency. Japan is an important source of travel demand for Agoda, and these crises have had an adverse impact on travel demand originating in Japan and demand for Japanese destinations. In October 2011, severe flooding in Thailand, a key market for our Agoda business and the Asian business of Booking.com, negatively impacted booking volumes and cancellation rates in this market. In addition, in early 2010, Thailand experienced disruptive civil unrest, which caused the temporary relocation of Agoda's Thailand-based operations. Future natural disasters or civil or political unrest could further disrupt our business and operations in Thailand.

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

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon the Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Our significant accounting policies and estimates are more fully described in Note 2 to the Consolidated Financial Statements. Certain of our accounting policies and estimates are particularly important to our financial position and results of operations and require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. On an on-going basis, we evaluate our estimates, including those related to the items described below. Those estimates are based on, among other things, historical experience, terms of existing contracts, our observance of trends in the travel industry and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies that involve significant estimates and judgments of management include the following:

•
Deferred Tax Valuation Allowance. We periodically evaluate the likelihood of the realization of deferred tax assets, and reduce the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent cumulative earnings experience by taxing jurisdiction, expectations of future income, the carryforward periods available to us for tax reporting purposes, and other relevant factors. Based on management's assessment of positive and negative evidence, we recorded non-cash tax benefits in 2009 of $183.3 million, resulting from the reversal of a portion of our valuation allowance on deferred tax assets. The net deferred tax asset at December 31, 2011 amounted to $147.8 million. The valuation allowance may need to be adjusted in the future if facts and circumstances change, causing a reassessment of the amount of deferred tax assets more likely than not to be realized.

•
Accounting for State and Local "Hotel Occupancy" Taxes. As discussed in Note 16 to the Consolidated Financial Statements, we are currently involved in over fifty lawsuits brought by or against states, cities and counties over issues involving the payment of hotel occupancy and other taxes (i.e., state and local sales tax) and our "merchant" hotel business. We are also involved in one consumer lawsuit relating to, among other things, the payment of hotel occupancy taxes and service fees. In addition, over sixty municipalities or counties, and at least six states, have initiated audit proceedings (including proceedings initiated by more than forty municipalities in California), issued proposed tax assessments or started inquiries relating to the payment of hotel occupancy and other taxes (i.e., state and local sales tax). Additional state and local jurisdictions are likely to assert that we are subject to, among other things, hotel occupancy and other taxes (i.e., state and local sales tax) and could seek to collect such taxes, retroactively and/or prospectively. Historically, we have not collected hotel occupancy or other taxes on the gross profit earned from "merchant" hotel transactions; however, in a handful of jurisdictions, we have been recently required by passage of a new statute or court order, to start collecting and remitting certain taxes (local occupancy and/or sales tax) imposed upon our margin and/or service fee. The ultimate resolution of these matters in all jurisdictions cannot be determined at this time. We have established an accrual for potential resolution of issues related to hotel occupancy and other taxes for prior and current periods, consistent with applicable accounting principles and in light of all current facts and circumstances. We accrue for legal contingencies where it is probable that a loss has occurred and the amount can be reasonably estimated; our legal expenses for these matters are expensed as incurred and are not reflected in the amount accrued. A variety of factors could affect the amount of the liability (both past and future), which factors include, but are not limited to, the number of, and amount of gross profit represented by, jurisdictions that ultimately assert a claim and prevail in assessing such additional tax or negotiate a settlement and changes in relevant statutes. The ultimate resolution of these matters may be greater or less than the liabilities recorded.

•
Stock-Based Compensation. We record stock-based compensation expense for equity-based awards over the recipient's service period based upon the grant date fair value of the award. A number of our equity awards have performance targets (a performance "contingency") which, if satisfied, can increase the number of shares issued to the recipients at the end of the performance period or, in certain instances, if not satisfied, reduce the number of shares issued to the recipients, sometimes to zero, at the end of the performance period. The performance periods for our performance based equity awards are typically three years. We record stock-based compensation expense for these performance-based awards based upon our estimate of the probable outcome at the end of the performance period (i.e., the estimated performance against the performance targets). We periodically adjust the cumulative stock-based compensation recorded when the probable outcome for these performance-based awards is updated based upon changes in actual and forecasted operating results. Stock-based compensation for the years ended December 31, 2011 and 2010 includes charges amounting to $10.3 million and $13.4 million, respectively, representing the cumulative impact of adjusting the estimated probable outcome of unvested performance share units. Our actual performance against the performance targets could differ materially from our estimates.

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

A substantial amount of our goodwill relates to our acquisition of Booking.com. The estimated fair value for Booking.com, as well as our other reporting units, is substantially in excess of their respective carrying values. Since the annual impairment test in September 2011, there have been no events or changes in circumstances to indicate a potential impairment.

•
Valuation of Long-Lived Assets and Intangibles. We evaluate whether events or circumstances have occurred which indicate that the carrying amounts of long-lived assets and intangibles may be impaired. The significant factors that are considered that could trigger an impairment review include changes in business strategies, market conditions, or the manner of use of an asset; under performance relative to historical or expected future operating results; and negative industry or economic trends. In evaluating an asset for possible impairment, management estimates that asset's future undiscounted cash flows to measure whether the carrying value of the asset is recoverable. If it is determined that the asset is not recoverable, we measure the impairment based upon the fair value of the asset compared to its carrying value. The fair value represents the projected discounted cash flows of the asset over its remaining life.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board ("FASB") issued guidance for new disclosure requirements regarding a company's rights of offset and related arrangements associated with financial instruments and derivative instruments. The new disclosures are designed to make financial statements that were prepared under U.S. GAAP more comparable to those prepared under International Financial Reporting Standards ("IFRS"). The new disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods therein. Retrospective application is required.

In September 2011, the FASB issued an accounting update, which amends the guidance on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit. If, based on the qualitative factors, it is more-likely-than not that the fair value of the reporting unit is less than its carrying value, then the unchanged two-step approach previously used would be required. The new accounting guidance does not change how goodwill is calculated, how goodwill is assigned to the reporting unit, or the requirements for testing goodwill annually or when events and circumstances warrant testing. The accounting update is effective for annual and interim periods beginning after December 15, 2011. Early adoption of the update is permitted. During the three months ended September 30, 2011, we performed our annual quantitative goodwill impairment testing, and concluded that the estimated fair value for each reporting unit substantially exceeds its respective carrying value. This new accounting guidance will not have a significant impact on us.

In June 2010, the FASB issued amended accounting guidance on the presentation of other comprehensive income in financial statements by requiring comprehensive income to be reported in either a single statement or in two consecutive statements reporting net income and other comprehensive income. This accounting update also required reclassification adjustments out of other comprehensive income to be presented in both the income statement and the statement in which other comprehensive income is presented, both in interim and annual periods. In December 2011, the FASB issued another accounting update which indefinitely defers the requirement to separately present reclassification adjustments on the face of the financial statements. During the deferral period, a company that does not display reclassification adjustments on the face of the financial statements must disclose such adjustments in the notes to the financial statements. The accounting guidance did not change the items that constitute net income or other comprehensive income, the timing of when other comprehensive income is reclassified to net income, or the earnings per share computation. The accounting update requires retrospective application. Public entities will be required to adopt the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We intend to comply with the change in presentation of other comprehensive income in the financial statements beginning in the first quarter of 2012.

In May 2010, the FASB issued amended guidance on fair value to largely achieve common fair value measurement and disclosure requirements between U.S. GAAP and IFRS. The new accounting guidance does not extend the use of fair value but rather provides guidance about how fair value should be determined. For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS. Amendments that clarify the Board's intent under existing requirements include: (a) use of the highest and best use and valuation premise concept should be limited to nonfinancial assets; (b) disclosure should include quantitative information about the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy; and (c) the fair value of an instrument classified in an entity's equity should be valued from the perspective of a market participant that holds that instrument as an asset. The amended guidance changes requirements as follows: (a) disclosures are expanded, particularly those relating to fair value measurements based on unobservable inputs, (b) fair value measurements for financial assets and liabilities based on a net position are permitted if market or credit risks are managed on a net basis and other criteria are met, and (c) premiums and discounts are allowed only if a market participant would also include them in the fair value measurement. This accounting update is effective for public companies for interim or annual periods beginning after December 15, 2011, with early adoption permitted. We expect to make the additional disclosures required in 2012.

Results of Operations

Year Ended December 31, 2011 compared to Year Ended December 31, 2010

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

Gross bookings resulting from hotel room night reservations, rental car days and airline tickets sold through our domestic and international operations for the years ended December 31, 2011 and 2010 were as follows (numbers may not total due to rounding):

	Year Ended December 31,
	2011		2010		Change
Domestic	$4.748	billion	$4.166	billion	14.0%
International	16.909	billion	9.480	billion	78.4%
Total	$21.658	billion	$13.646	billion	58.7%

Gross bookings increased by 58.7% for the year ended December 31, 2011, compared to the same period in 2010, principally due to 52.6% growth in hotel room night reservation. The 78.4% increase in international gross bookings (growth on a local currency basis was approximately 70%) was attributable to growth in international hotel room night reservations for our Booking.com and Agoda businesses, as well as higher average daily rates ("ADRs") charged for hotel stays and growth in international car reservations for our rentalcars.com business, which was acquired in May 2010. Domestic gross bookings increased by 14.0% for the year ended December 31, 2011, compared to the same period in 2010, primarily due to growth in gross bookings from our price-disclosed airline ticket and hotel room night reservation services and our Name Your Own Price® hotel room night and airline ticket reservation services. Higher ADRs drove growth in gross bookings related to our Name Your Own Price® hotel business despite a modest year-over-year decline in Name Your Own Price® hotel room night reservations for the year ended December 31, 2011.

Gross bookings resulting from hotel room night reservations, rental car days and airline tickets sold through our agency and merchant models for the years ended December 31, 2011 and 2010 were as follows (numbers may not total due to rounding):

	Year Ended December 31,
	2011		2010		Change
Agency	$17.610	billion	$10.781	billion	63.3%
Merchant	4.048	billion	2.864	billion	41.3%
Total	$21.658 billion		$13.646	billion	58.7%

Agency gross bookings increased 63.3% for the year ended December 31, 2011, compared to the same period in 2010, due to growth in the sale of Booking.com hotel room night reservations. Our U.S. priceline.com business experienced growth in reservations of agency price-disclosed hotel room nights, airline tickets and rental car days. Merchant gross bookings increased 41.3% for the year ended December 31, 2011, compared to the same period in 2010, due to an increase in gross bookings from our Agoda hotel room night reservation service, our rentalcars.com rental car reservation service, our priceline.com merchant price-disclosed hotel room night reservation service and our Name Your Own Price® hotel room night, airline ticket and rental car reservation services. Higher ADRs drove growth in gross bookings related to our Name Your Own Price® hotel business despite a modest year-over-year decline in Name Your Own Price® hotel room night reservations for the year ended December 31, 2011.

Year Ended	Hotel Room Nights	Rental Car Days	Airline Tickets

December 31, 2011	141.6 million	23.8 million	6.2 million

December 31, 2010	92.8 million	16.3 million	5.9 million

Hotel room night reservations sold increased by 52.6% for the year ended December 31, 2011, over the same period in 2010, principally due to an increase in the sale of Booking.com, Agoda and priceline.com price-disclosed hotel room night reservations, partially offset by a modest decline in Name Your Own Price® hotel room night reservations. Booking.com, our most significant brand, currently includes over 185,000 hotels and accommodations on its website as compared to about 120,000 hotels and accommodations last year (updated hotel counts are available on the Booking.com website). Booking.com has added hotels over the past year in its core European market as well as higher-growth markets such as North America (which is a newer market for Booking.com), Asia-Pacific and South America. An increasing amount of our business from a destination and point-of-sale perspective is conducted in these newer markets which are growing faster than our overall growth rate. Our U.S. priceline.com price-disclosed hotel room night reservations benefited from the integration of U.S. hotels from the Booking.com extranet on the priceline.com website.

Rental car days sold increased by 45.6% for the year ended December 31, 2011, over the same period in 2010, primarily due to the inclusion of rental car day reservations from rentalcars.com, which we acquired in May 2010, as well as an increase in Name Your Own Price® rental car reservations.

Airline tickets sold increased by 5.7% for the year ended December 31, 2011, over the same period in 2010, due to an increase in both price-disclosed and Name Your Own Price® airline ticket reservations.

Revenues

•
Merchant revenues are derived from transactions where we are the merchant of record and therefore charge the customer's credit card for the travel services provided. Merchant revenues include (1) transaction revenues representing the selling price of Name Your Own Price® hotel room reservations, rental cars and airline tickets and price-disclosed vacation packages; (2) transaction revenues representing the amount charged to a customer, less the amount charged by suppliers in connection with (a) the hotel room reservations provided through our merchant price-disclosed hotel service in the U.S. and at Agoda, and (b) the rental car reservations provided through our merchant semi-opaque rental car service at rentalcars.com, which allows customers to see the price of the reservation prior to purchase but not the identity of the supplier; (3) customer processing fees charged in connection with the sale of Name Your Own Price® airline tickets, hotel room reservations and rental cars and merchant price-disclosed hotel reservations; and (4) ancillary fees, including GDS reservation booking fees related to certain of the services listed above.

•
Agency revenues are derived from travel related transactions where we are not the merchant of record and where the prices of the travel services are determined by third parties. Agency revenues include travel commissions, GDS reservation booking fees related to certain of the services listed above and customer processing fees and are reported at the net amounts received, without any associated cost of revenue. Principally all of the revenue for Booking.com is comprised of travel commissions.

•	Other revenues are derived primarily from selling advertising on our websites.

	Year Ended December 31,
	($000)
	2011	2010	Change
Merchant Revenues	$2,004,432	$1,691,640	18.5%
Agency Revenues	2,339,253	1,380,603	69.4%
Other Revenues	11,925	12,662	(5.8)%
Total Revenues	$4,355,610	$3,084,905	41.2%

Merchant Revenues

Merchant revenues for the year ended December 31, 2011 increased 18.5%, compared to the same period in 2010, primarily due to an increase in merchant revenues from our Agoda price-disclosed hotel room night reservation service, our rentalcars.com rental car reservation service, our Name Your Own Price® airline ticket and hotel room night reservation services and our priceline.com price-disclosed hotel room night reservation service.

Agency Revenues

Agency revenues for the year ended December 31, 2011 increased 69.4% compared to the same period in 2010, primarily as a result of growth in the business of Booking.com. Our U.S. agency hotel room night reservations benefited from the integration of U.S. hotels from the Booking.com extranet on the priceline.com website.

Other Revenues

Other revenues during the year ended December 31, 2011 consisted primarily of advertising. Other revenues for the year ended December 31, 2011 decreased 5.8% compared to the same period in 2010.

 Cost of Revenues and Gross Profit

	Year Ended December 31,
	($000)
	2011	2010	Change
Cost of Revenues	$1,275,730	$1,175,934	8.5%
% of Merchant Revenues	63.6%	69.5%

Cost of Revenues

For the year ended December 31, 2011, cost of revenues consisted primarily of: (1) the cost of Name Your Own Price® hotel room reservations from our suppliers, net of applicable taxes, (2) the cost of Name Your Own Price® rental cars from our suppliers, net of applicable taxes; and (3) the cost of Name Your Own Price® airline tickets, net of the federal air transportation tax, segment fees and passenger facility charges imposed in connection with the sale of airline tickets. Cost of revenues for the year ended December 31, 2011 increased by 8.5%, compared to the same period in 2010, primarily due to the increase in Name Your Own Price® revenues discussed above. Merchant price-disclosed hotel room and car rental reservations are recorded in merchant revenues net of the amounts paid to suppliers and therefore, there is no associated cost of revenues for merchant price-disclosed hotel revenues. Cost of revenues as a percentage of their associated merchant revenues decreased primarily due to the increase in merchant price-disclosed hotel revenues and the addition of rentalcars.com merchant revenue, all of which are recorded on a "net" basis.

Agency revenues are recorded at their net amount, which are amounts received less amounts paid to suppliers, if any, and therefore, there are no costs of agency revenues.

Gross Profit

	Year Ended December 31,
	($000)
	2011	2010	Change
Gross Profit	$3,079,880	$1,908,971	61.3%
Gross Margin	70.7%	61.9%

Total gross profit for the year ended December 31, 2011 increased by 61.3% compared to the same period in 2010, primarily as a result of increased revenue discussed above. Total gross margin (gross profit expressed as a percentage of total revenue) increased during the year ended December 31, 2011, compared to the same period in 2010 because Name Your Own Price® revenues, which are recorded "gross" with a corresponding cost of revenue, represented a smaller percentage of total revenues compared to retail, price-disclosed revenues which are primarily recorded "net" with no corresponding cost of revenues. Because Name Your Own Price® transactions are reported "gross" and retail transactions are primarily recorded on a "net" basis, we believe that gross profit has become an increasingly important measure of evaluating growth in our business. Our international operations accounted for approximately $2.6 billion of our gross profit for the year ended December 31, 2011, which compares to approximately $1.4 billion for the same period in 2010. Gross profit attributable to our international operations increased, on a local currency basis, by approximately 70% in the year ended December 31, 2011, compared to the same period in 2010.

Operating Expenses

Advertising

	Year Ended December 31,
	($000)
	2011	2010	Change
Online Advertising	$919,214	$552,140	66.5%
% of Total Gross Profit	29.8%	28.9%
Offline Advertising	$35,470	$35,714	(0.7)%
% of Total Gross Profit	1.2%	1.9%

Online advertising expenses primarily consist of the costs of (1) search engine keyword purchases; (2) referrals from meta-search and travel research websites; (3) affiliate programs; (4) banner and pop-up advertisements; and (5) e-mail campaigns. For the year ended December 31, 2011, online advertising expenses increased over the same period in 2010, primarily to support increased hotel room night reservations for Booking.com and Agoda, increased rental car day reservations for rentalcars.com and increased hotel room night reservations for priceline.com. Online advertising as a percentage of gross profit increased for the year ended December 31, 2011, compared to the same period in 2010. The increase is driven primarily by brand mix rather than a change in the fundamental efficiency of our advertising by brand. Our international operations are growing faster than our priceline.com business in the U.S., and spend a higher percentage of gross profit on online advertising, a trend which we expect to continue. Furthermore, the priceline.com brand is obtaining an increasing share of its traffic through online advertising, a trend which we also expect to continue. We recognize advertising expense as incurred at the time of booking, but recognize the gross profit for price-disclosed hotel room and rental car reservations when the travel is completed.

Offline advertising expenses are related to our domestic television, print and radio advertising for priceline.com. For the year ended December 31, 2011, offline advertising was flat compared to the same period in 2010. We recognize expense for production costs of advertising the first time the advertising takes place.

Sales and Marketing

	Year Ended December 31,
	($000)
	2011	2010	Change
Sales and Marketing	$162,690	$116,303	39.9%
% of Total Gross Profit	5.3%	6.1%

Sales and marketing expenses consist primarily of (1) credit card processing fees associated with merchant transactions; (2) fees paid to third-parties that provide call center, website content translations and other services; (3) provisions for credit card chargebacks; and (4) provisions for bad debt, primarily related to agency hotel commission receivables. For the year ended December 31, 2011, sales and marketing expenses, which are substantially variable in nature, increased over the same period in 2010, primarily due to increased gross booking volumes as well as expenses related to increased content translations. Our U.S. merchant business benefited from the impact of reduced credit card processing fees resulting from Durbin Amendment to the Dodd-Frank Financial Reform and Consumer Protection Act (which amendment caps the interchange fee for debit card transactions and went into effect on October 1, 2011), partially offset by the impact of higher costs resulting from increases in foreign currency transactions and increased cancellation rates from our Agoda business. Costs associated with our U.S. priceline.com business comprise a large component of sales and marketing expenses. Our U.S. priceline.com business grew more slowly than our total gross profit, which benefited from the high growth in our international agency business, and as a result, sales and marketing expenses as a percentage of total gross profit for the year ended December 31, 2011 declined compared to the same period in 2010.

Personnel

	Year Ended December 31,
	($000)
	2011	2010	Change
Personnel	$352,295	$270,071	30.4%
% of Total Gross Profit	11.4%	14.1%

Personnel expenses consist of compensation to our personnel, including salaries, bonuses, payroll taxes, employee health benefits and stock-based compensation. For the year ended December 31, 2011, personnel expenses increased over the same period in 2010, due primarily to increased headcount to support the growth of our international businesses. Stock-based compensation expense was approximately $65.7 million for the year ended December 31, 2011 compared to $68.2 million for the year ended December 31, 2010. Stock-based compensation for the years ended December 31, 2011 and 2010 included charges amounting to $10.3 million and $13.4 million, respectively, representing the cumulative impact of adjusting the estimated probable outcome at the end of the performance period for certain outstanding unvested performance share units.

General and Administrative

	Year Ended December 31,
	($000)
	2011	2010	Change
General and Administrative	$123,652	$81,185	52.3%
% of Total Gross Profit	4.0%	4.3%

General and administrative expenses consist primarily of: (1) fees for outside professionals, including litigation expenses; (2) occupancy expenses; and (3) personnel related expenses such as recruiting, training and travel expenses. General and administrative expenses increased during the year ended December 31, 2011, over the same period in 2010, due to higher recruiting, training and travel expenses related to increased headcount at Booking.com, Agoda and rentalcars.com. Additionally, we have significantly increased our office capacity worldwide to support continued growth in our international operations. The year ended December 31, 2010 included a favorable expense adjustment of approximately $2.7 million in connection with the resolution of certain franchise and sales and use tax issues related to our corporate headquarters location, and a charge of $1.7 million related to a court ruling in South Carolina (see Note 16 to the Consolidated Financial Statements for further details).

Information Technology

	Year Ended December 31,
	($000)
	2011	2010	Change
Information Technology	$33,813	$20,998	61.0%
% of Total Gross Profit	1.1%	1.1%

Information technology expenses consist primarily of: (1) outsourced data center costs relating to our domestic and international data centers; (2) system maintenance and software license fees; (3) data communications and other expenses associated with operating our Internet sites; and (4) payments to outside consultants. For the year ended December 31, 2011, the increase in information technology expenses compared to the same period in 2010 was due primarily to growth in our worldwide operations.

Depreciation and Amortization

	Year Ended December 31,
	($000)
	2011	2010	Change
Depreciation and Amortization	$53,824	$45,763	17.6%
% of Total Gross Profit	1.7%	2.4%

Depreciation and amortization expenses consist of: (1) amortization of intangible assets with determinable lives; (2) depreciation on computer equipment; (3) amortization of internally developed and purchased software; and (4) depreciation of leasehold improvements, office equipment and furniture and fixtures. For the year ended December 31, 2011, depreciation expense increased from the same period in 2010 due principally to capital expenditures for additional data center capacity and office build outs to support growth and geographic expansion, principally related to our Booking.com brand. We expect future capital expenditures to also be higher than historical prior year levels as we continue to invest to support business growth. In addition, for the year ended December 31, 2011, amortization expense increased from the same period in 2010 due to acquisition-related amortization in connection with our acquisition of rentalcars.com in May 2010.

Other Income (Expense)

	Year Ended December 31,
	($000)
	2011	2010	Change
Interest Income	$8,119	$3,857	110.5%
Interest Expense	(31,721)	(29,944)	5.9%
Foreign Currency Transactions and Other	(7,526)	(14,427)	(47.8)%
Total	$(31,128)	$(40,514)	(23.2)%

For the year ended December 31, 2011, interest income on cash and marketable securities increased over the same period in 2010, primarily due to an increase in the average balance invested. Interest expense increased for the year ended December 31, 2011, as compared to the same period in 2010, primarily due to an increase in the average outstanding debt resulting from the March 2010 issuance of $575.0 million aggregate principal amount of convertible senior notes, and fees on the undrawn $1 billion revolving credit facility entered into in October 2011.

Derivative contracts that hedge our exposure to the impact of currency fluctuations on the translation of our international operations into U.S. dollars upon consolidation resulted in foreign exchange gains of $4.0 million for the year ended December 31, 2011 compared to foreign exchange gains of $2.9 million for the year ended December 31, 2010, and are recorded in "Foreign currency transactions and other."

Foreign exchange transaction losses, including costs related to foreign exchange transactions, resulted in losses of $11.3 million for the year ended December 31, 2011, compared to losses of $6.0 million for the year ended December 31, 2010, and are recorded in "Foreign currency transactions and other."

In addition, losses of $11.3 million for the year ended December 31, 2010 resulted from convertible debt conversions during 2010, and are recorded in "Foreign currency transactions and other."

During the fourth quarter of 2011, we began classifying certain foreign currency processing fees, amounting to $2.2 million, as an offset to revenue earned from the third party that processes the payments for merchant hotel transactions.

Income Taxes

	Year Ended December 31,
	($000)
	2011	2010	Change
Income Tax Expense	$308,663	$218,141	41.5%

Our effective tax rate for the years ended December 31, 2011 and 2010 were 22.6% and 29.2%, respectively. Our effective tax rate differs from the expected tax provision at the U.S. statutory tax rate of 35% principally due to lower foreign tax rates, the Innovation Box Tax benefit discussed below, and the resolution of an uncertain tax position during the second quarter of 2011. Following the conclusion of an audit, we reversed a reserve of approximately $12.5 million in the three months ended June 30, 2011 for unrecognized tax benefits attributable to tax positions taken in 2010. We do not expect further significant changes in the amount of unrecognized tax benefits during 2012.

The effective tax rate for the year ended December 31, 2011 is lower compared to 2010 primarily due to a higher percentage of foreign income, which is taxed at lower rates, the Innovation Box Tax benefit discussed below, and the reversal of the reserve for unrecognized tax benefits referred to above.

Effective January 1, 2010, the Netherlands modified its corporate income tax law related to income generated from qualifying "innovative" activities (the "Innovation Box Tax"). Earnings that qualify for the Innovation Box Tax will effectively be taxed at the rate of 5% rather than the Dutch statutory rate of 25.0%. Booking.com obtained a ruling from the Dutch tax authorities in February 2011 confirming that a portion of its earnings ("qualifying earnings") is eligible for Innovation Box Tax treatment. The ruling from the Dutch tax authorities is valid from January 1, 2010 through December 31, 2013 (the "Initial Period"). In this ruling, the Dutch tax authorities require that the Innovation Box Tax benefit be phased in over a multi-year period. The amount of qualifying earnings expressed as a percentage of the total pretax earnings in the Netherlands will vary depending upon the level of total pretax earnings that is achieved in any given year.

In order to be eligible for Innovation Box Tax treatment, Booking.com must, among other things, apply for and obtain a research and development ("R&D") certificate from a Dutch governmental agency every six months confirming that the activities that Booking.com intends to be engaged in over the subsequent six month period are "innovative."  Should Booking.com fail to secure such a certificate in any such period - for example, because the governmental agency does not view Booking.com's new or anticipated activities as "innovative" - or should this agency determine that the activities contemplated to be performed in a prior period were not performed as contemplated or did not comply with the agency's requirements, Booking.com may lose its certificate and, as a result, the Innovation Box Tax benefit may be reduced or eliminated.

Booking.com intends to reapply for continued Innovation Box Tax treatment for future periods. There can be no assurance that Booking.com's application will be accepted, or that the amount of qualifying earnings or applicable tax rates will not be reduced at that time. In addition, there can be no assurance that the tax law will not change in 2012 and/or future years resulting in a reduction or elimination of the tax benefit.

The Innovation Box Tax did not have a material impact on the our 2010 results. The impact of the Innovation Box Tax for 2011 reduced our consolidated effective income tax rate by approximately four percentage points. We currently estimate that our consolidated effective tax rate for 2012 will be lower by approximately four to six percentage points compared to what it would be if we did not have the benefit of the Innovation Box Tax.

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

Redeemable Noncontrolling Interests

	Year Ended December 31,
	($000)
	2011	2010	Change
Net income attributable to noncontrolling interests	$2,760	$601	359.2%

The net income attributable to redeemable noncontrolling interest for the year ended December 31, 2011 compared to the same period in 2010 increased primarily due to the improved year-over-year operating performance for rentalcars.com.

Results of Operations

Year Ended December 31, 2010 compared to Year Ended December 31, 2009

Operating and Statistical Metrics

Gross bookings resulting from hotel room night reservations, rental car days and airline tickets sold through our domestic and international operations for the years ended December 31, 2010 and 2009 were as follows (numbers may not total due to rounding):

	Year Ended December 31,
	2010	2009	Change
Domestic	$ 4.166 billion	$ 3.645 billion	14.3%
International	9.480 billion	5.665 billion	67.3%
Total	$ 13.646 billion	$ 9.310 billion	46.6%

Gross bookings increased by 46.6% for the year ended December 31, 2010, compared to the same period in 2009, principally due to 52.3% growth in hotel room night reservations.  The 67.3% increase in international gross bookings was attributable to growth in international hotel room night reservations for Booking.com and Agoda (growth on a local currency basis was approximately 73%).  International gross bookings for the year ended December 31, 2010 include $185 million of gross bookings of TravelJigsaw gross bookings since its acquisition in May 2010.  Domestic gross bookings increased by 14.3% for the year ended December 31, 2010, compared to the same period in 2009, primarily due to increases in price-disclosed and Name Your Own Price® hotel room night reservations, and increases in average airline fares, and increases in price-disclosed and Name Your Own Price® rental car days.

Gross bookings resulting from hotel room night reservations, rental car days and airline tickets sold through our agency and merchant models for the years ended December 31, 2010 and 2009 were as follows (numbers may not total due to rounding):

	Year Ended December 31,
	2010	2009	Change
Agency	$ 10.781 billion	$ 7.191 billion	49.9%
Merchant	2.864 billion	2.119 billion	35.2%
Total	$ 13.646 billion	$ 9.310 billion	46.6%

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

Cost of Revenues

For the year ended December 31, 2010, cost of revenues consisted primarily of charges from suppliers for: (1) the cost of Name Your Own Price® hotel room reservations, net of applicable taxes, (2) the cost of Name Your Own Price® rental cars, net of applicable taxes; and (3) the cost of Name Your Own Price® airline tickets, net of the federal air transportation tax, segment fees and passenger facility charges imposed in connection with the sale of airline tickets.  Cost of revenues for the year ended December 31, 2010 increased by 9.1%, compared to the same period in 2009, primarily due to the increase in merchant revenue discussed above.  Merchant price-disclosed hotel revenues in the U.S. and for Agoda and merchant semi-opaque rental car reservations for TravelJigsaw are recorded in merchant revenues net of the amounts paid to suppliers and therefore, there is no associated cost of revenues for merchant price-disclosed hotel revenues.  Cost of revenues as a percentage of their associated merchant revenues decreased primarily due to the increase in merchant price-disclosed hotel revenues and the addition of TravelJigsaw merchant revenues, all of which are recorded on a "net" basis.

Agency revenues are recorded at their net amount, which are amounts received less amounts paid to suppliers, if any, and therefore, there are no costs of agency revenues.

Gross Profit

	Year Ended December 31,
	($000)
	2010	2009	Change
Gross Profit	$1,908,971	$1,260,763	51.4%
Gross Margin	61.9%	53.9%

Total gross profit for the year ended December 31, 2010 increased by 51.4% compared to the same period in 2009, primarily as a result of increased revenue discussed above.  Total gross margin (gross profit expressed as a percentage of total revenue) increased during the year ended December 31, 2010, compared to the same period in 2009, because Name Your Own Price® revenues, which are recorded "gross" with a corresponding cost of revenue, represented a smaller percentage of total revenues compared to retail, price-disclosed agency and merchant revenues which are primarily recorded "net" with no corresponding cost of revenues.  Because Name Your Own Price® transactions are reported "gross" and retail transactions are primarily recorded on a "net" basis, we believe that gross profit has become an increasingly important measure of evaluating growth in our business.  Our international operations accounted for approximately $1.4 billion of our gross profit for the year ended December 31, 2010, which compares to approximately $848.6 million for the same period in 2009.  Gross profit attributable to our international operations increased, on a local currency basis, by approximately 77% in the year ended December 31, 2010, compared to the same period in 2009.

Operating Expenses

Advertising

	Year Ended December 31,
	($000)
	2010	2009	Change
Online Advertising	$552,140	$365,381	51.1%
% of Total Gross Profit	28.9%	29.0%
Offline Advertising	$35,714	$36,270	(1.5)%
% of Total Gross Profit	1.9%	2.9%

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

For the year ended December 31, 2010, interest income increased over the same period in 2009, primarily due to an increase in the average balance of cash and marketable securities invested.  Interest expense increased for the year ended December 31, 2010, as compared to the same period in 2009, primarily due to an increase in the average outstanding debt.  "Foreign currency transactions and other" includes foreign exchange gains of $3.0 million and losses of $2.7 million for the years ended December 31, 2010 and 2009, respectively, related to foreign exchange derivative contracts.  Foreign exchange transaction losses including fees on foreign exchange transactions were approximately $6.1 million and $2.9 million for the years ended December 31, 2010 and 2009, respectively.  The early conversion of convertible debt resulted in losses of $11.3 million and $1.0 million for the years ended December 31, 2010 and 2009, respectively.

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

Effective January 1, 2010, the Netherlands modified its corporate income tax law related to income generated from qualifying "innovative" activities (the "Innovation Box Tax").   Earnings that qualify for the Innovation Box Tax will effectively be taxed at the rate of 5% rather than the Dutch statutory rate of 25.5% (25% as of 2011).  Booking.com obtained a ruling from the Dutch tax authorities in February 2011 confirming that a portion of its earnings ("qualifying earnings") is eligible for Innovation Box Tax treatment.  The ruling from the Dutch tax authorities is valid from January 1, 2010 through December 31, 2013 (the "Initial Period"). In this ruling, the Dutch tax authorities require that the Innovation Box Tax benefit be phased in over a multi-year period.  The Innovation Box Tax did not have a material impact on our 2010 results.  The amount of qualifying earnings expressed as a percentage of the total pretax earnings in the Netherlands will vary depending upon the level of total pretax earnings that is achieved in any given year.

In order to be eligible for Innovation Box Tax treatment, Booking.com must, among other things, apply for and obtain a research and development ("R&D”) certificate from a Dutch governmental agency every six months confirming that the activities that Booking.com intends to be engaged in over the subsequent six month period are "innovative."  Should Booking.com fail to secure such a certificate in any such period - for example, because the governmental agency does not view Booking.com’s new or anticipated activities as "innovative" - or should this agency determine that the activities contemplated to be performed in a prior period were not performed as contemplated or did not comply with the agency’s requirements, Booking.com may lose its certificate and, as a result, the Innovation Box Tax benefit may be reduced or eliminated.

After the Initial Period, Booking.com intends to reapply for continued Innovation Box Tax treatment for future periods.  There can be no assurance that Booking.com’s application will be accepted, or that the amount of qualifying earnings or applicable tax rates will not be reduced at that time.   In addition, there can be no assurance that the tax law will not change in future years resulting in a reduction or elimination of the tax benefit.

Redeemable Noncontrolling Interests

	Year Ended December 31,
	($000)
	2010	2009	Change
Net income attributable to noncontrolling interests	$601	n/a	n/a

Noncontrolling interests for the year ended December 31, 2010, represents the proportionate share of the net income of TravelJigsaw Holdings Limited for the period of May 18, 2010 through December 31, 2010, applicable to the noncontrolling interests (refer to Note 13 of the Consolidated Financial Statements).

Liquidity and Capital Resources

As of December 31, 2011, we had $2.7 billion in cash, cash equivalents and short-term investments. Approximately $1.6 billion of our cash, cash equivalents and short-term investments are held by our international subsidiaries and are denominated primarily in Euros and, to a lesser extent, in British Pound Sterling. We currently intend to permanently reinvest this cash in our foreign operations. We could not repatriate this cash to the U.S. without utilizing our net operating loss carryforwards and potentially incurring additional tax payments in the U.S. Cash equivalents and short-term investments are primarily comprised of foreign and U.S. government securities and bank deposits.

In October 2011, we entered into a $1 billion five-year unsecured revolving credit facility with a group of lenders. Borrowings under the revolving credit facility will bear interest, at our option, at a rate per annum equal to either (i) the adjusted LIBOR for the interest period in effect for such borrowing plus an applicable margin ranging from 1.00% to 1.50%; or (ii) the greatest of (a) JPMorgan Chase Bank, National Association's prime lending rate, (b) the federal funds rate plus 0.50%, and (c) an adjusted LIBOR for an interest period of one month plus 1.00%, plus an applicable margin ranging from 0.00% to 0.50%. Undrawn balances available under the revolving credit facility are subject to commitment fees at the applicable rate ranging from 0.10% to 0.25%.

The revolving credit facility provides for the issuance of up to $100.0 million of letters of credit as well as borrowings of up to $50 million on same-day notice, referred to as swingline loans. Borrowings under the revolving credit facility may be made in U.S. dollars, Euros, Pounds Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility will be used for working capital and general corporate purposes. As of December 31, 2011, there were no borrowings under the facility, and approximately $1.9 million of letters of credit were issued under the facility. Upon entering into this new revolving credit facility, we terminated our $175.0 million revolving credit facility entered into in 2007 (see Note 11 to the Consolidated Financial Statements).

As of December 31, 2011, we have a remaining authorization from our Board of Directors to repurchase $459.2 million of our common stock. We may from time to time make additional repurchases of our common stock, depending on prevailing market conditions, alternate uses of capital, and other factors.

Our merchant transactions are structured such that we collect cash up front from our customers and then we pay most of our suppliers at a subsequent date. We therefore tend to experience significant swings in deferred merchant bookings and supplier payables depending on the absolute level of our merchant transactions during the last few weeks of every quarter.

Net cash provided by operating activities for the year ended December 31, 2011, was $1.3 billion, resulting from net income of $1.1 billion and net favorable changes in working capital of $84.8 million, and a favorable impact of $197.9 million for non-cash items not affecting cash flows. For the year ended December 31, 2011, accounts payable, accrued expenses and other current liabilities increased by $209.5 million, partially offset by a $125.8 million increase in accounts receivable. The increase in these working capital balances was primarily related to increases in business volumes. Non-cash items were principally associated with deferred income taxes, stock-based compensation expense, depreciation and amortization, and amortization of debt discount of our convertible notes.

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

Net cash used in investing activities was $904.8 million for the year ended December 31, 2011. Investing activities for the year ended December 31, 2011 were affected by payments of $68.2 million for acquisitions, principally related to the contingent consideration associated with the 2007 acquisition of Agoda, $11.0 million net payments to settle derivative contracts, net purchases of investments of $775.8 million, and a change in restricted cash of $2.9 million. Net cash used in investing activities was $841.1 million for the year ended December 31, 2010. Investing activities for the year ended December 31, 2010 were affected by $741.4 million net purchases of marketable securities and a payment of $112.4 million for acquisitions and other equity investments, net of cash acquired, partially offset by $35.0 million net proceeds from foreign currency forward contracts and a $0.3 million change in restricted cash. Cash invested in purchase of property and equipment was $46.8 million and $22.6 million in the years ended December 31, 2011 and 2010, respectively. The increase in 2011 is to support the growth of our business, including additional data center capacity and capital expenditures for new offices opened during the year, a trend we expect to continue to support business growth.

Net cash used in financing activities was approximately $151.0 million for the year ended December 31, 2011. The cash used in financing activities for the year ended December 31, 2011 was primarily related to treasury stock purchases of $163.2 million, approximately $13.0 million spent to purchase a portion of the shares underlying redeemable noncontrolling interests in rentalcars.com, and $0.2 million of principal paid upon the conversion of senior notes, partially offset by $4.3 million of proceeds from the exercise of employee stock options and $21.0 million of excess tax benefits related to stock-based compensation. Net cash provided by financing activities was approximately $213.0 million for the year ended December 31, 2010. The cash provided by financing activities during the year ended December 31, 2010 was primarily related to proceeds from the issuance of convertible senior notes with an aggregate principal amount of $575.0 million, $43.0 million of proceeds from the termination of conversion spread hedges, $25.8 million of proceeds from the exercise of employee stock options, $3.1 million of excess tax benefits from stock-based compensation and proceeds of $4.3 million from the sale of subsidiary shares to noncontrolling interests, partially offset by $295.4 million paid upon the conversion of senior notes, $129.5 million of treasury stock purchases and $13.3 million of debt issuance costs.

Contingencies

A number of jurisdictions have initiated lawsuits against us related to, among other things, the payment of hotel occupancy and other taxes (i.e., state and local sales tax). In addition, a number of municipalities have initiated audit proceedings, issued proposed tax assessments or started inquiries relating to the payment of hotel occupancy and other taxes. To date, the majority of taxing jurisdictions in which we facilitate the making of hotel room reservations have not asserted that taxes are due and payable on our U.S. "merchant" hotel business. With respect to jurisdictions that have not initiated proceedings to date, it is possible that they will do so in the future or that they will seek to amend their tax statutes and seek to collect taxes from us only on a prospective basis. See Item 3 - Legal Proceedings and Note 16 to the Consolidated Financial Statements for a description of these pending cases and proceedings, and Item 1A Risk Factors - "Adverse application of state and local tax laws could have an adverse effect on our business and results of operation" in this Annual Report.

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

To the extent that any tax authority succeeds in asserting that we have a tax collection responsibility, or we determine that we have one, with respect to future transactions, we may collect any such additional tax obligations from our customers, which would have the effect of increasing the cost of hotel room reservations to our customers and, consequently, could make our hotels services less competitive (i.e., versus the websites of other online travel companies or hotel company websites) and reduce hotel reservation transactions; alternatively, we could choose to reduce the compensation for our services on "merchant" hotel transactions. Either step could have a material adverse effect on our business and results of operations.

As a result of this litigation and other attempts by jurisdictions to levy similar taxes, we have established an accrual which amounted to approximately $33 million and $26 million as of December 31, 2011 and 2010, respectively. The accrual is based on our estimate of the ultimate cost of resolving these issues. The actual cost may be less or greater, potentially significantly, than the liabilities recorded. We believe that even if we were to suffer adverse determinations in the near term in more of the pending proceedings than currently anticipated given results to date, because of our available cash, it would not have a material impact on our liquidity.

The following table represents our material contractual obligations and commitments as of December 31, 2011 (see Note 16 to the Consolidated Financial Statements):

	Payments due by Period (in thousands)
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating lease obligations	$221,603	$32,539	$60,775	$46,883	$81,406
Convertible debt(1)	584,284	584,284	—	—	—
Revolving credit facility(2)	7,767	1,866	3,084	2,817	—
Redeemable noncontrolling interests	127,045	71,145	55,900	—	—
Total(3)	$940,699	$689,834	$119,759	$49,700	$81,406
_____________________________

(1)	Convertible debt represents the aggregate principal amount of the Notes and interest of $9.3 million. See Note 11 to the Consolidated Financial Statements.

(2)	Represents fees on uncommitted funds and outstanding letters of credit as of December 31, 2011.

(3)
We reported "Other long-term liabilities" of $39 million on the Consolidated Balance Sheet at December 31, 2011, of which approximately $33 million related to our accrual for potential resolution of issues related to hotel occupancy and other hotel-related transaction taxes (refer to Note 16 to the Consolidated Financial Statements) and approximately $3 million related to unrecognized tax benefits (refer to Note 15 to the Consolidated Financial Statements).   A variety of factors could affect the timing of payments for these liabilities.  We believe that these matters will likely not be resolved in the next twelve months and accordingly we have classified the estimated liability as "non-current" on the Consolidated Balance Sheet.  We have excluded "Other long-term liabilities" in the amount of $39 million from the contractual obligations table because we cannot reasonably estimate the timing of such payments.

Since the contingent conversion threshold for the 1.25% Convertible Senior Notes due 2015 was exceeded as of December 31, 2011, these notes are convertible at the option of the holders. If the holders elect to convert, we will be required to pay the aggregate principal amount in cash and we will deliver cash or shares of common stock, at our option, for the conversion value in excess of the aggregate principal amount. We would likely fund our conversion obligations with cash and cash equivalents, short-term investments and borrowings under our revolving credit facility.

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

Off-Balance Sheet Arrangements.

As of December 31, 2011, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

We did not experience any material changes in interest rate exposures during the year ended December 31, 2011. Based upon economic conditions and leading market indicators at December 31, 2011, we do not foresee a significant adverse change in interest rates in the near future.

Fixed rate investments are subject to unrealized gains and losses due to interest rate volatility. We performed a sensitivity analysis to determine the impact a change in interest rates would have on the fair value of our available for sale investments assuming an adverse change of 100 basis points. A hypothetical 100 basis points (1.0%) increase in interest rates would have resulted in a decrease in the fair values of our investments as of December 31, 2011 of approximately $8 million. These hypothetical losses would only be realized if we sold the investments prior to their maturity.

As of December 31, 2011, the outstanding principal amount of our debt is $575 million. We estimate that the market value of such debt was approximately $0.9 billion as of December 31, 2011. A substantial portion of the market value of our debt in excess of the outstanding principal amount is related to the conversion premium on our outstanding convertible bonds.

As a result of the growth of Booking.com and Agoda, and the acquisition of rentalcars.com, we are conducting a significant portion of our business outside the United States through subsidiaries with functional currencies other than the U.S. Dollar (primarily Euros). As a result, we face exposure to adverse movements in currency exchange rates as the financial results of our international operations are translated from local currency into U.S. Dollars upon consolidation. If the U.S. Dollar weakens against the local currency, the translation of these foreign-currency-denominated balances will result in increased net assets, gross bookings, gross profit, operating expenses, and net income. Similarly, our net assets, gross bookings, gross profit, operating expenses, and net income will decrease if the U.S. Dollar strengthens against local currency. Additionally, foreign exchange rate fluctuations on transactions denominated in currencies other than the functional currency result in gains and losses that are reflected in the Consolidated Statement of Operations. Booking.com, Agoda and rentalcars.com are subject to risks typical of international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility.

From time to time, we enter into foreign exchange derivative contracts to minimize the impact of short-term foreign currency fluctuations on our consolidated operating results. Our derivative contracts principally address foreign exchange fluctuation risk for the Euro and the British Pound Sterling. As of December 31, 2011, there were no outstanding derivative contracts. As of December 31, 2010, these derivatives, which were not designated as hedging instruments for accounting purposes, resulted in a liability of $0.2 million, recorded in "Accrued expenses and other current liabilities". Foreign exchange gains of $4.0 million and $2.9 million for the years ended December 31, 2011 and 2010, respectively, and foreign exchange losses of $2.7 million for the year ended December 31, 2009 were recorded in "Foreign currency transactions and other" in the Consolidated Statements of Operations.

As of December 31, 2011 and 2010, we had outstanding forward currency contracts designated as hedging contracts for accounting purposes with a notional value of 860 million Euros and 378 million Euros, respectively, to hedge a portion of our net investment in a foreign subsidiary. These contracts are all short-term in nature. Mark-to-market adjustments on these net investment hedges are recorded as currency translation adjustments. The fair value of these derivatives at December 31, 2011 was an asset of $60.1 million and was recorded in "Prepaid expenses and other current assets" on the Consolidated Balance Sheet. The net fair value of these derivatives at December 31, 2010 was a net liability of $2.8 million, with assets of $4.0 million recorded in "Prepaid expenses and other current assets" and liabilities of $6.8 million recorded in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheet. A hypothetical 10% strengthening of the foreign exchange rates relative to the U.S. Dollar, with all other variables held constant, would have resulted in a derivative liability of approximately $34 million as of December 31, 2011. See Note 5 to the Consolidated Financial Statements for further detail on our derivative instruments.

Item 8.  Financial Statements and Supplementary Data

The following Consolidated Financial Statements of the Company and the report of our independent registered public accounting firm are filed as part of this Annual Report on Form 10-K (See Item 15).

Consolidated Balance Sheets as of December 31, 2011 and 2010; Consolidated Statements of Operations, Consolidated Statements of Changes in Stockholders’ Equity and Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we include a report of our management's assessment of the design and effectiveness of our internal controls over financial reporting for the year ended December 31, 2011. Our independent registered public accounting firm also attested to, and reported on, our management's assessment of the effectiveness of internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Controls. No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the three months ended December 31, 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
priceline.com Incorporated
Norwalk, Connecticut

We have audited the internal control over financial reporting of priceline.com Incorporated and subsidiaries (the "Company") as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in "Management’s Report on Internal Control Over Financial Reporting" appearing in Item 9A.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our report dated February 27, 2012 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Stamford, Connecticut
February 27, 2012

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by Part III, Item 10, will be included in our Proxy Statement relating to our 2012 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2011, and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by Part III, Item 11, will be included in our Proxy Statement relating to our 2012 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2011, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Part III, Item 12, will be included in our Proxy Statement relating to our 2012 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2011, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by Part III, Item 13, will be included in our Proxy Statement relating to our 2012 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2011, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by Part III, Item 14, will be included in our Proxy Statement relating to our 2012 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2011 and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)                                  List of Documents Filed as a Part of this Annual Report on Form 10-K:

The following Consolidated Financial Statements of the Company and the report of our independent registered public accounting firm are filed as part of this Annual Report on Form 10-K.

Consolidated Balance Sheets as of December 31, 2011 and 2010; and the related Consolidated Statements of Operations, Consolidated Statements of Changes in Stockholders’ Equity and Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; Notes to Consolidated Financial Statements; and Report of Independent Registered Public Accounting Firm.

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

(b)                                 Exhibits

In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which-disclosures-are-not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.
Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Annual Report on Form 10‑K and the Company's other public filings, which are available without charge through the SEC's website at http://www.sec.gov.

Exhibit Number	Description
3.1(a)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(b)	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated June 13, 2003.
3.3(w)	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated June 3, 2009.
3.4	Amended and Restated By-Laws of the Registrant.
4.1	Reference is hereby made to Exhibits 3.1, 3.2 and 3.3.
4.2(a)	Specimen Certificate for Registrant's Common Stock.
4.3(y)	Indenture, dated as of March 10, 2010, between the Registrant and American Stock Transfer & Trust Company, LLC as Trustee.
10.1(a)+	1997 Omnibus Plan of the Registrant.
10.2(c)+	1999 Omnibus Plan of the Registrant, as amended.
10.3(d)+	Priceline.com 2000 Employee Stock Option Plan.
10.4(c)+	Form of Stock Option Grant Agreement.
10.5(c)+	Form of Restricted Stock Agreement for restricted stock grants to Board of Directors.
10.6(e)+	Form of Base Restricted Stock Agreement (U.S.).
10.7(e)+	Form of Base Restricted Stock Agreement (U.K.).

Exhibit Number	Description
10.8(e)+	Form of Restricted Stock Agreement with covenants (U.S.).
10.9(e)+	Restricted Stock Agreement, dated February 1, 2005, between Jeffery H. Boyd and the Registrant.
10.10(f)+	Stock Option and Restricted Stock Agreement, dated November 20, 2000, by and between the Registrant and Robert Mylod Jr.
10.11(e)+	Restricted Stock Agreement, dated February 1, 2005, between Robert J. Mylod Jr. and the Registrant.
10.12(g)+	Employment Agreement, dated February 8, 2006, by and between the Registrant and Peter J. Millones.
10.13(g)+	Form of priceline.com Incorporated 1999 Omnibus Plan Restricted Stock Agreement for Non-Employee Directors.
10.14(h)	Master Agreement, dated as of November 20, 2003, between Credit Suisse First Boston International and the Registrant.
10.15(h)	Schedule to the Master Agreement, dated as of November 20, 2003 between Credit Suisse First Boston International and the Registrant.
10.16(h)	Letter Agreement, dated November 26, 2003, between Credit Suisse First Boston International and priceline.com Incorporated.
10.17(i)+	Stock Option Grant Agreement with Ralph M. Bahna.
10.18(j)+	Letter agreement, dated October 19, 2005 by and between the Registrant and Daniel J. Finnegan.
10.19(j)+	Restricted Stock Grant Agreement, dated October 19, 2005, reflecting grant of restricted stock to Daniel J. Finnegan.
10.20(k)+	Form of Registrant's 1999 Omnibus Plan Award Agreement - Restricted Stock Units for Employees in the Netherlands.
10.21(l)+	Form of Performance Share Agreement under the priceline.com Incorporated 1999 Omnibus Plan.
10.22(m)	Confirmation of 5-Year Issuer Capped Share Call Option Transaction between Goldman, Sachs & Co. and priceline.com Incorporated, dated as of September 21, 2006.
10.23(m)	Confirmation of 7-Year Issuer Capped Share Call Option Transaction between Goldman, Sachs & Co. and priceline.com Incorporated, dated as of September 21, 2006.
10.24(m)	Confirmation of 5-Year Issuer Capped Share Call Option Transaction between Merrill Lynch, Pierce, Fenner & Smith Incorporated and priceline.com Incorporated, dated as of September 21, 2006.
10.25(m)	Confirmation of 7-Year Issuer Capped Share Call Option Transaction between Merrill Lynch, Pierce, Fenner & Smith Incorporated and priceline.com Incorporated, dated as of September 21, 2006.
10.26(n)
Amendment dated October 11, 2006, to Confirmation of 5-Year Issuer Capped Share Call Option Transaction between Goldman, Sachs & Co. and priceline.com Incorporated, dated as of September 21, 2006 and Confirmation of 7-Year Issuer Capped Share Call Option Transaction between Goldman, Sachs & Co. and priceline.com Incorporated, dated as of September 21, 2006.

10.27(n)
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

10.28(o)+	Priceline.com Incorporated Annual Bonus Plan, dated as of February 20, 2007.
10.29(p)+	Performance share unit agreement dated December 1, 2007.
10.30(q)*+	Form of 2007 Performance Share Unit Agreement for awards under the 1999 Omnibus Plan, as amended, based on the performance of the Company's consolidated operations.
10.31(q)*+	Form of 2007 Performance Share Unit Agreement for awards under the 1999 Omnibus Plan, as amended, based on the performance of the Company's domestic operations on an unconsolidated basis.
10.32(q)*+	Form of 2007 Performance Share Unit Agreement for awards under the 1999 Omnibus Plan, as amended, based on the performance of Agoda Company Ltd., Agoda Company Pte. Ltd. and Agoda Services Co. Ltd.
10.33(r)+	priceline.com Incorporated 1999 Omnibus Plan (As Amended and Restated Effective June 4, 2008).
10.34(s)+	Form of Restricted Stock Unit Agreement for awards to non-U.S. participants under the 1999 Omnibus Plan, as amended.
10.35(t)+	Amended and Restated Employment Agreement, dated August 22, 2008, by and between priceline.com Incorporated and Jeffery H. Boyd.
10.36(t)+	Performance share unit agreement, by and between priceline.com Incorporated and Jeffery H. Boyd.
10.37(u)+	Letter amendment, dated December 18, 2008, to Amended and Restated Employment Agreement, by and between priceline.com Incorporated and Jeffery H. Boyd.

Exhibit Number	Description
10.38(u)+	Amended and Restated Employment Agreement, dated December 18, 2008, by and between priceline.com Incorporated and Peter J. Millones.
10.39(u)+	Amended and Restated Employment Agreement, dated December 18, 2008, by and between priceline.com Incorporated and Chris Soder.
10.40(u)+	Letter amendment, dated December 16, 2008, to Letter agreement, dated October 19, 2005 by and between priceline.com and Daniel J. Finnegan.
10.41(u)+	Amended and Restated Employment Contract, by and between Booking.com B.V. and Cornelis Petrus Henricus Maria Koolen.
10.42(v)+	Form of 2009 Restricted Stock Unit Agreement for awards to Messrs. Boyd and Mylod under the 1999 Omnibus Plan, as amended.
10.43(x)+	Indemnification Agreement, dated November 10, 2009, between priceline.com Incorporated and Kees Koolen.
10.44(y)
Purchase Agreement, dated as of March 4, 2010, between the Registrant and J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the initial purchasers named therein.

10.45(z)+*	Form of Performance Share Unit Agreement for awards under the 1999 Omnibus Plan, as amended, based on the performance of the Registrant's consolidated operations.
10.46(z)+*	Form of Performance Share Unit Agreement for awards under the 1999 Omnibus Plan, as amended, based on the performance of the Registrant's consolidated operations.
10.47(z)+*	Form of Performance Share Unit Agreement for awards under the 1999 Omnibus Plan, as amended, based on the performance of the Registrant's domestic operations on an unconsolidated basis.
10.48(z)+*	Form of Performance Share Unit Agreement for awards under the 1999 Omnibus Plan, as amended, based on the performance of Booking.com B.V.
10.49(aa)+	Form of Performance Share Unit Agreement for awards under the 1999 Omnibus Plan, as amended, to certain U.S.-based executives.
10.50(aa)+	Form of Performance Share Unit Agreement for awards under the 1999 Omnibus Plan, as amended, to Netherlands-based executive.
10.51(aa)+	Form of Restricted Stock Unit Agreement for awards under the 1999 Omnibus Plan, as amended, to non-employee directors
10.52(bb)+	Employment Contract, dated September 12, 2011, by and between Booking.com B.V. and Darren Huston
10.53(bb)+	Indemnification Agreement, dated September 12, 2011, by and between the Registrant and Darren Huston.
10.54(bb)
Credit Agreement, dated as of October 28, 2011, among the Registrant, the lenders from time to time party thereto, RBS Citizens, N.A., as Documentation Agent, Bank of America, N.A. and Wells Fargo Bank, National Association, as Co‑Syndication Agents and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.55(bb)+	Second Amended and Restated Employment Contract, dated November 4, 2011, by and between Booking.com B.V. and Kees Koolen.
21	List of Subsidiaries.
23.1	Consent of Deloitte & Touche LLP.
24.1	Power of Attorney (included in the Signature Page).
31.1	Certificate of Jeffery H. Boyd, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Daniel J. Finnegan, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(cc)	Certification of Jeffery H. Boyd, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
32.2(cc)	Certification of Daniel J. Finnegan, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
101
The following financial statements from the Company's Annual Report on Form 10‑K for the year ended December 31, 2011, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

____________________________

(a)	Previously filed as an exhibit to the Form S‑1 (Registration No. 333‑69657) filed in connection with priceline.com's initial public offering.
(b)
Previously filed as an exhibit to the Form S‑3 (Registration Statement No. 333‑190029) filed in connection with priceline.com's registration of 1.00% Convertible Senior Notes due 2010 and Shares of Common Stock Issuable Upon Conversion of the Notes.

(c)	Previously filed as an exhibit to the Form S‑8 (Registration No. 333‑122414) filed on January 31, 2005.
(d)	Previously filed as an exhibit to the Form S‑8 (Registration No. 333‑55578) filed on February 14, 2001.
(e)	Previously filed as an exhibit to the Form 8‑K filed on February 7, 2005.
(f)	Previously filed as an exhibit to the Form 10‑K for the year ended December 31, 2000.
(g)	Previously filed as an exhibit to the Form 8‑K filed on February 8, 2006.
(h)	Previously filed as an exhibit to the Form 10‑K for the year ended December 31, 2003.
(i)	Previously filed as an exhibit to the Form 8-K filed on June 3, 2005.
(j)	Previously filed as an exhibit to the Form 8-K filed on October 21, 2005.
(k)	Previously filed as an exhibit to the Form 8‑K filed on November 8, 2005.
(l)	Previously filed as an exhibit to the Form 10‑Q for the quarterly period ended March 31, 2006.
(m)	Previously filed as an exhibit to the Form 8‑K filed on September 27, 2006.
(n)	Previously filed as an exhibit to the Form 8‑K filed on October 16, 2006.
(o)	Previously filed as an exhibit to the Form 8‑K filed on February 23, 2007.
(p)	Previously filed as an exhibit to the Form 8‑K filed on December 5, 2007.
(q)	Previously filed as an exhibit to the Form 8‑K filed on March 11, 2008.
(r)	Previously filed as an exhibit to the Form 8‑K filed on June 6, 2008.
(s)	Previously filed as an exhibit to the Form 10‑Q for the quarterly period ended September 30, 2007.
(t)	Previously filed as an exhibit to the Form 8‑K filed on August 6, 2008.
(u)	Previously filed as an exhibit to the Form 10‑K for the year ended December 31, 2008.
(v)	Previously filed as an exhibit to the Form 8‑K filed on March 4, 2009.
(w)	Previously filed as an exhibit to the Form 8‑K filed on June 5, 2009.
(x)	Previously filed as an exhibit to the Form 10‑K for the year ended December 31, 2009.
(y)	Previously filed as an exhibit to the Form 8‑K filed on March 10, 2010.
(z)	Previously filed as an exhibit to the Form 8‑K filed on March 10, 2010.
(aa)	Previously filed as an exhibit to the Form 8‑K filed on March 9, 2011.
(bb)	Previously filed as an exhibit to the Form 10‑Q for the quarterly period ended September 30, 2011.
(cc)	This document is being furnished in accordance with SEC Release Nos. 33‑8212 and 34‑47551.

*
Certain portions of this document have been omitted pursuant to a confidential treatment request filed with the Commission pursuant to Rule 24b‑2. The omitted confidential material has been filed separately with the Commission.

+	Indicates a management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRICELINE.COM INCORPORATED

By:	/s/ Jeffery H. Boyd
	Name:	Jeffery H. Boyd
	Title:	Chief Executive Officer
	Date:	February 27, 2012

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

Signature	Title	Date

/s/ Ralph M. Bahna	Chairman	February 27, 2012
Ralph M. Bahna	and Director

/s/ Jeffery H. Boyd	President, Chief Executive Officer and	February 27, 2012
Jeffery H. Boyd	Director (Principal Executive Officer)

/s/ Daniel J. Finnegan	Chief Financial Officer and Chief Accounting	February 27, 2012
Daniel J. Finnegan	Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Howard W. Barker, Jr.	Director	February 27, 2012
Howard W. Barker, Jr.

/s/ Jan L. Docter	Director	February 27, 2012
Jan L. Docter

/s/ Jeffrey E. Epstein	Director	February 27, 2012
Jeffrey E. Epstein

/s/ James M. Guyette	Director	February 27, 2012
James M. Guyette

/s/ Nancy B. Peretsman	Director	February 27, 2012
Nancy B. Peretsman

/s/ Craig W. Rydin	Director	February 27, 2012
Craig W. Rydin

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
priceline.com Incorporated
Norwalk, Connecticut

We have audited the accompanying consolidated balance sheets of priceline.com Incorporated and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of priceline.com Incorporated and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Stamford, Connecticut
February 27, 2012

priceline.com Incorporated
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$632,836	$358,967
Restricted cash	3,771	1,050
Short-term investments	2,024,827	1,303,251
Accounts receivable, net of allowance for doubtful accounts of $6,103 and $6,353, respectively	264,453	162,426
Prepaid expenses and other current assets	104,202	61,211
Deferred income taxes	36,755	70,559
Total current assets	3,066,844	1,957,464

Property and equipment, net	64,322	39,739
Intangible assets, net	200,151	232,030
Goodwill	504,784	510,894
Deferred income taxes	111,080	151,408
Other assets	23,490	14,418
Total assets	$3,970,671	$2,905,953

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$146,867	$90,311
Accrued expenses and other current liabilities	222,134	243,767
Deferred merchant bookings	239,157	136,915
Convertible debt (See Note 11)	497,640	175
Total current liabilities	1,105,798	471,168

Deferred income taxes	46,990	56,440
Other long-term liabilities	39,183	42,990
Convertible debt (See Note 11)	—	476,230
Total liabilities	1,191,971	1,046,828

Commitments and Contingencies (See Note 16)
Redeemable noncontrolling interests (See Note 13)	127,045	45,751
Convertible debt (See Note 11)	77,360	38

Stockholders’ equity:
Common stock, $0.008 par value, authorized 1,000,000,000 shares, 57,578,431 and 56,567,236 shares issued, respectively	446	438
Treasury stock, 7,779,645 and 7,421,128 shares, respectively	(803,586)	(640,415)
Additional paid-in capital	2,431,279	2,417,092
Accumulated earnings	1,033,738	69,110
Accumulated other comprehensive loss	(87,582)	(32,889)
Total stockholders’ equity	2,574,295	1,813,336
Total liabilities and stockholders’ equity	$3,970,671	$2,905,953

See Notes to Consolidated Financial Statements.

priceline.com Incorporated
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Merchant revenues	$2,004,432	$1,691,640	$1,447,576
Agency revenues	2,339,253	1,380,603	868,395
Other revenues	11,925	12,662	22,241
Total revenues	4,355,610	3,084,905	2,338,212
Cost of revenues	1,275,730	1,175,934	1,077,449
Gross profit	3,079,880	1,908,971	1,260,763
Operating expenses:
Advertising — Online	919,214	552,140	365,381
Advertising — Offline	35,470	35,714	36,270
Sales and marketing	162,690	116,303	81,238
Personnel, including stock-based compensation of $65,724, $68,200, and $40,671, respectively	352,295	270,071	180,152
General and administrative	123,652	81,185	68,555
Information technology	33,813	20,998	19,139
Depreciation and amortization	53,824	45,763	39,193
Total operating expenses	1,680,958	1,122,174	789,928
Operating income	1,398,922	786,797	470,835
Other income (expense):
Interest income	8,119	3,857	2,223
Interest expense	(31,721)	(29,944)	(24,084)
Foreign currency transactions and other	(7,526)	(14,427)	(6,672)
Total other income (expense)	(31,128)	(40,514)	(28,533)
Earnings before income taxes and equity in income of investees	1,367,794	746,283	442,302
Income tax (expense) benefit	(308,663)	(218,141)	47,168
Equity in income of investees	—	—	2
Net income	1,059,131	528,142	489,472
Less: net income attributable to noncontrolling interests	2,760	601	—
Net income applicable to common stockholders	$1,056,371	$527,541	$489,472
Net income applicable to common stockholders per basic common share	$21.27	$11.00	$11.54
Weighted average number of basic common shares outstanding	49,654	47,955	42,406
Net income applicable to common stockholders per diluted common share	$20.63	$10.35	$9.88
Weighted average number of diluted common shares outstanding	51,211	50,988	49,522

See Notes to Consolidated Financial Statements.

priceline.com Incorporated
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 and 2009
(In thousands)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Earnings	Accumulated Other Comprehensive	Comprehensive
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss	Income	Total
Balance, December 31, 2008	47,665	$367	(6,685)	$(493,555)	$2,176,556	$(944,145)	$(40,397)		$698,826
Net income applicable to common stockholders	—	—	—	—	—	489,472	—	$489,472
Unrealized gain on marketable securities, net of tax of $0	—	—	—	—	—	—	116	116
Currency translation adjustment, net of tax of $1,209	—	—	—	—	—	—	37,281	37,281
Comprehensive income								$526,869	526,869
Restricted stock forfeitures	(3)	—	—	—	—	—	—		—
Reclassification adjustment for convertible debt in mezzanine	—	—	—	—	18,203	—	—		18,203
Exercise of stock options & vesting of restricted stock units and/or performance share units	1,200	9	—	—	43,419	—	—		43,428
Repurchase of common stock	—	—	(180)	(17,415)	—	—	—		(17,415)
Stock-based compensation and other stock based payments	—	—	—	—	40,671	—	—		40,671
Conversion of debt	3,584	29	—	—	8,869	—	—		8,898
Excess tax benefit from stock—based compensation	—	—	—	—	2,149	—	—		2,149
Balance, December 31, 2009	52,446	$405	(6,865)	$(510,970)	$2,289,867	$(454,673)	$(3,000)		$1,321,629
Net income applicable to common stockholders	—	—	—	—	—	527,541	—	$527,541
Redeemable noncontrolling interests fair value adjustment	—	—	—	—	—	(3,758)	—	(3,758)
Unrealized gain on marketable securities, net of tax of $175	—	—	—	—	—	—	294	294
Currency translation adjustment, net of tax of $11,311	—	—	—	—	—	—	(30,183)	(30,183)
Comprehensive income								$493,894	493,894
Redeemable noncontrolling interests fair value adjustments	—	—	—	—	(4,118)	—	—		(4,118)
Proceeds from the termination of conversion spread hedges					42,984				42,984
Reclassification adjustment for convertible debt in mezzanine	—	—	—	—	3,683	—	—		3,683
Exercise of stock options & vesting of restricted stock units and/or performance share units	663	5	—	—	25,746	—	—		25,751
Repurchase of common stock	—	—	(556)	(129,445)	—	—	—		(129,445)
Stock-based compensation and other stock—based payments	—	—	—	—	68,396	—	—		68,396
Issuance of senior convertible notes	—	—	—	—	67,516	—	—		67,516
Conversion of debt	3,458	28	—	—	(80,073)	—	—		(80,045)
Excess tax benefit from stock—based compensation	—	—	—	—	3,091	—	—		3,091
Balance, December 31, 2010	56,567	$438	(7,421)	$(640,415)	$2,417,092	$69,110	$(32,889)		$1,813,336
Net income applicable to common stockholders	—	—	—	—	—	1,056,371	—	$1,056,371
Unrealized gain on marketable securities, net of tax of $96	—	—	—	—	—	—	212	212
Currency translation adjustment, net of tax of $21,547	—	—	—	—	—	—	(54,905)	(54,905)
Comprehensive income								$1,001,678	1,001,678
Redeemable noncontrolling interests fair value adjustments	—	—	—	—	—	(91,743)	—		(91,743)
Reclassification adjustment for convertible debt in mezzanine	—	—	—	—	(77,342)	—	—		(77,342)
Exercise of stock options & vesting of restricted stock units and/or performance share units	1,007	8	—	—	4,294	—	—		4,302
Repurchase of common stock	—	—	(359)	(163,171)	—	—	—		(163,171)
Stock-based compensation and other stock—based payments	—	—	—	—	66,194	—	—		66,194
Conversion of debt	5	—	—	—	—	—	—		—
Excess tax benefit from stock—based compensation	—	—	—	—	21,041	—	—		21,041
Balance, December 31, 2011	57,579	$446	(7,780)	$(803,586)	$2,431,279	$1,033,738	$(87,582)		$2,574,295

See Notes to Consolidated Financial Statements.

priceline.com Incorporated
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2011	2010	2009
OPERATING ACTIVITIES:
Net income	$1,059,131	$528,142	$489,472
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20,648	16,209	14,491
Amortization	33,176	34,255	24,702
Provision for uncollectible accounts, net	9,331	7,102	3,227
Reversal of valuation allowances on deferred tax assets	—	—	(183,272)
Other deferred income taxes	44,747	37,540	30,990
Stock-based compensation and other stock based payments	66,194	68,396	40,671
Amortization of debt issuance costs	2,360	3,332	2,465
Amortization of debt discount	21,414	20,110	18,203
Loss on early extinguishment of debt	32	11,334	1,048
Equity in income of investees	—	—	(2)
Changes in assets and liabilities:
Accounts receivable	(125,793)	(29,275)	(22,767)
Prepaid expenses and other current assets	12,213	(22,373)	(979)
Accounts payable, accrued expenses and other current liabilities	210,325	84,750	86,792
Other	(11,966)	17,775	4,624
Net cash provided by operating activities	1,341,812	777,297	509,665

INVESTING ACTIVITIES:
Purchase of investments	(3,005,397)	(1,813,032)	(922,163)
Proceeds from sale of investments	2,229,563	1,071,669	432,184
Additions to property and equipment	(46,833)	(22,593)	(15,106)
Acquisitions and other equity investments, net of cash acquired	(68,192)	(112,405)	(1,500)
Proceeds from redemption of equity investment in pricelinemortgage.com	—	—	8,921
Proceeds from foreign currency contracts	31,045	44,564	—
Payments on foreign currency contracts	(42,032)	(9,561)	(5,025)
Change in restricted cash	(2,922)	260	1,229
Net cash used in investing activities	(904,768)	(841,098)	(501,460)

FINANCING ACTIVITIES:
Proceeds from the issuance of convertible senior notes	—	575,000	—
Payment of debt issuance costs	—	(13,334)	—
Payments related to conversion of senior notes	(213)	(295,401)	(197,122)
Repurchase of common stock	(163,171)	(129,445)	(17,415)
Payments to purchase subsidiary shares from noncontrolling interests	(12,986)	—	—
Proceeds from the sale of subsidiary shares to noncontrolling interests	—	4,311	—
Proceeds from exercise of stock options	4,302	25,751	43,428
Proceeds from the termination of conversion spread hedges	—	42,984	—
Excess tax benefit from stock-based compensation	21,041	3,091	2,149
Net cash (used in) provided by financing activities	(151,027)	212,957	(168,960)
Effect of exchange rate changes on cash and cash equivalents	(12,148)	7,670	(1,654)
Net increase (decrease) in cash and cash equivalents	273,869	156,826	(162,409)
Cash and cash equivalents, beginning of period	358,967	202,141	364,550
Cash and cash equivalents, end of period	$632,836	$358,967	$202,141

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$232,762	$169,320	$95,512
Cash paid during the period for interest	$7,573	$4,901	$4,448
Non-cash fair value increase for redeemable noncontrolling interests	$91,743	$7,876	$—
 See Notes to Consolidated Financial Statements.

priceline.com Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS DESCRIPTION

Priceline.com Incorporated (the "Priceline Group", or the "Company") is a leading online travel company that offers its customers hotel room reservations at over 210,000 hotels worldwide through the Booking.com, priceline.com and Agoda brands.  In the United States, the Company also offers its customers reservations for car rentals, airline tickets, vacation packages, destination services and cruises through the priceline.com brand. The Company offers car rental reservations worldwide through rentalcars.com (formerly known as TravelJigsaw), which we acquired in May 2010.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The Company’s Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, including without limitation, priceline.com International Ltd. ("priceline.com International"), Booking.com B.V., Booking.com Limited, priceline.com Europe Ltd, priceline.com Mauritius Company Limited (formerly known as Agoda Company, Ltd.) ("Agoda"), and its majority-owned interest in TravelJigsaw Holdings Limited (known now as the rentalcars.com business) since its acquisition in May 2010.  All intercompany accounts and transactions have been eliminated in consolidation.  Investments in affiliates in which the Company does not have control, but has the ability to exercise significant influence, are accounted for by the equity method.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto.  Actual results may differ significantly from those estimates.  The significant estimates underlying the Company’s Consolidated Financial Statements relate to, among other things, the Company’s deferred tax valuation allowance, the Company’s accounting for state and local hotel occupancy and sales taxes, stock-based compensation, the Company’s allowance for doubtful accounts, the valuation of goodwill and long-lived assets and intangibles and the valuation of redeemable noncontrolling interests.

Fair Value of Financial Instruments — The Company’s financial instruments, including cash, restricted cash, accounts receivable, accounts payable, accrued expenses and deferred merchant bookings, are carried at cost which approximates their fair value because of the short-term nature of these financial instruments.  See Notes 4, 5, 11 and 13 for information on fair value for investments, derivatives, the Company’s outstanding Convertible Senior Notes, and redeemable noncontrolling interests.

Cash and Cash Equivalents — Cash and cash equivalents consists primarily of cash and highly liquid investment grade securities with an original maturity of three months or less.

Restricted Cash — Restricted cash at December 31, 2011 and 2010 collateralizes office leases and supplier obligations.

Investments — The Company has classified its investments as available-for-sale securities.  These securities are carried at estimated fair value with the aggregate unrealized gains and losses related to these investments, net of taxes, reflected as a part of "Accumulated other comprehensive loss" within stockholders’ equity.

The fair value of the investments is based on the specific quoted market price of the securities or comparable securities at the balance sheet dates.  Investments in debt securities are considered to be impaired when a decline in fair value is judged to be other than temporary because the Company either intends to sell or it is more-likely-than not that it will have to sell the impaired security before recovery. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established.   If the Company does not intend to sell the debt security, but it is probable that the Company will not collect all amounts due, then only the impairment due to the credit risk would be recognized in earnings and the remaining amount of the impairment would be recognized in "Accumulated other comprehensive loss" within stockholders’ equity.   The marketable securities are presented as current assets on the Company’s Consolidated Balance Sheets, if they are available to meet the short-term working capital needs of the Company.  Investments with a maturity date greater than one year from the balance sheet date are classified as long-term investments.  See Notes 4 and 5 for further detail of investments.

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

Impairment of Long-Lived Assets and Intangible Assets — The Company reviews long-lived assets and amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  The assessment of possible impairment is based upon the Company’s ability to recover the carrying value of the assets from the estimated undiscounted future net cash flows, before interest and taxes, of the related operations.  The amount of impairment loss, if any, is measured as the excess of the carrying value of the asset over the present value of estimated future cash flows, using a discount rate commensurate with the risks involved and based on assumptions representative of market participants.

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

Agency Revenues

Agency revenues are derived from travel related transactions where the Company is not the merchant of record and where the prices of the services sold are determined by third parties.  Agency revenues include travel commissions, global distribution system ("GDS") reservation booking fees and customer processing fees, and are reported at the net amounts received, without any associated cost of revenue.  Such revenues are generally recognized by the Company when the customers complete their travel.

Tax Recovery Charge, Occupancy Taxes and State and Local Taxes

The Company provides an internet travel service to facilitate online travel purchases between consumers and travel suppliers, including airline ticket, hotel and rental car reservations, and sometimes as part of a vacation package reservation.  For merchant model transactions, the Company charges the customer an amount intended to cover the taxes that the Company anticipates the service provider will owe and remit to the local taxing authorities ("tax recovery charge").  Tax rate information for calculating the tax recovery charge is provided to the Company by its suppliers.

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

Advertising - Online — Online advertising expenses consist primarily of the costs of (1) search engine keyword purchases; (2) referrals from meta-search sites and travel research websites; (3) affiliate programs; (4) banner and pop-up advertisements; and (5) email campaigns. Online advertising expense is generally recognized as incurred.  Included in "Accrued expenses and other current liabilities" on the Consolidated Balance Sheets are accrued online advertising liabilities of $69.2 million and $64.3 million at December 31, 2011 and 2010, respectively.

Advertising - Offline — Offline advertising expenses are comprised primarily of costs of domestic television, print, and radio advertising for priceline.com. The Company expenses the production costs of advertising the first time the advertising takes place.

Sales and Marketing — Sales and marketing expenses consist primarily of (1) credit card processing fees associated with merchant transactions; (2) fees paid to third-parties that provide call center, website content translations and other services; (3) provisions for credit card chargebacks; and (4) provisions for bad debt, primarily related to agency hotel commission receivables.

Personnel — Personnel expenses consist of compensation to the Company’s personnel, including salaries, bonuses, payroll taxes, employee health insurance and other benefits, and stock based compensation.  Included in "Accrued expenses and other current liabilities" on the Consolidated Balance Sheets are accrued compensation liabilities of $65.7 million and $54.6 million at December 31, 2011 and 2010, respectively.

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

The benefits of tax deductions in excess of recognized compensation costs are reported as a credit to additional paid-in capital and as financing cash flows, but only when such excess tax benefits are realized by a reduction to current taxes payable.  See Note 3 for further information on stock-based awards.

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

Foreign Currency Translation — The functional currency of the Company’s foreign subsidiaries is generally their respective local currency.  Assets and liabilities are translated into U.S. dollars at the rate of exchange existing at the balance sheet date.  Income statement amounts are translated at average monthly exchange rates applicable for the period.  Translation gains and losses are included as a component of "Accumulated other comprehensive loss" on the Company’s Consolidated Balance Sheets.  Foreign currency transaction gains and losses are included in "Foreign currency transactions and other" in the Company’s Consolidated Statements of Operations.

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

The Company may enter into derivative instruments to hedge certain net exposures of nonfunctional currency denominated assets and liabilities and the volatility associated with translating foreign earnings into U.S. Dollars, even though it does not elect to apply hedge accounting or hedge accounting does not apply.  Gains and losses resulting from a change in fair value for these derivatives are reflected in income in the period in which the change occurs and are recognized on the Consolidated Statements of Operations in "Foreign currency transactions and other."  Cash flows related to these contracts are classified within "Net cash provided by operating activities" on the cash flow statement.

The Company also utilizes derivative instruments to hedge the impact of changes in currency exchange rates on the net assets of its foreign subsidiaries. These instruments are designated as net investment hedges.  Hedge ineffectiveness is assessed and measured based on changes in forward exchange rates.  The Company records gains and losses on these derivative instruments as currency translation adjustments, which offset a portion of the translation adjustments related to the foreign subsidiary’s net assets.  Gains and losses are recognized on the Consolidated Balance Sheet in "Accumulated other comprehensive loss" and will be realized upon a partial sale or liquidation of the investment.  The Company formally documents all derivatives designated as hedging instruments for accounting purposes, both at hedge inception and on an on-going basis.  These net investment hedges expose the Company to liquidity risk as the derivatives have an immediate cash flow impact upon maturity, which is not offset by the translation of the underlying hedged equity.  The cash flows from these contracts are classified within "Net cash used in investing activities" on the cash flow statement.

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

Recent Accounting Pronouncements

 In December 2011, the Financial Accounting Standards Board ("FASB") issued guidance for new disclosure requirements regarding a company's rights of offset and related arrangements associated with financial instruments and derivative instruments. The new disclosures are designed to make financial statements that were prepared under U.S. GAAP more comparable to those prepared under International Financial Reporting Standards ("IFRS"). The new disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods therein. Retrospective application is required.

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

In June 2010, the FASB issued amended accounting guidance on the presentation of other comprehensive income in financial statements by requiring comprehensive income to be reported in either a single statement or in two consecutive statements reporting net income and other comprehensive income. This accounting update also required reclassification adjustments out of other comprehensive income to be presented in both the income statement and the statement in which other comprehensive income is presented, both in interim and annual periods. In December 2011, the FASB issued another accounting update which indefinitely defers the requirement to separately present reclassification adjustments on the face of the financial statements. During the deferral period, a company that does not display reclassification adjustments on the face of the financial statements must disclose such adjustments in the notes to the financial statements. The accounting guidance did not change the items that constitute net income or other comprehensive income, the timing of when other comprehensive income is reclassified to net income, or the earnings per share computation. The accounting update requires retrospective application. Public entities will be required to adopt the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company will comply with the change in presentation of other comprehensive income in the financial statements beginning in the first quarter of 2012.

In May 2010, the FASB issued amended guidance on fair value to largely achieve common fair value measurement and disclosure requirements between U.S. GAAP and IFRS. The new accounting guidance does not extend the use of fair value but rather provides guidance about how fair value should be determined. For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS. Amendments that clarify the Board's intent under existing requirements include: (a) use of the highest and best use and valuation premise concept should be limited to nonfinancial assets; (b) disclosure should include quantitative information about the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy; and (c) the fair value of an instrument classified in an entity's equity should be valued from the perspective of a market participant that holds that instrument as an asset. The amended guidance changes requirements as follows: (a) disclosures are expanded, particularly those relating to fair value measurements based on unobservable inputs, (b) fair value measurements for financial assets and liabilities based on a net position are permitted if market or credit risks are managed on a net basis and other criteria are met, and (c) premiums and discounts are allowed only if a market participant would also include them in the fair value measurement. This accounting update is effective for public companies for interim or annual periods beginning after December 15, 2011, with early adoption permitted. We expect to make the additional disclosures required in 2012.

3.	STOCK-BASED COMPENSATION AND OTHER STOCK-BASED PAYMENTS

The Company has adopted the priceline.com Incorporated 1999 Omnibus Plan, as amended and restated effective June 4, 2008, (the "1999 Plan") as the stock compensation plan from which broad-based employee grants may be made.  The 1999 Plan provides for stock-based compensation grants of up to 9,195,833 shares of priceline.com Incorporated common stock as incentives and rewards to encourage employees, officers, consultants and directors to contribute to the long-term success of the Company.  As of December 31, 2011, there are 792,227 shares available to be issued under the plan.

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

Stock-based compensation included in personnel expenses in the Consolidated Statements of Operations was approximately $65.7 million, $68.2 million and $40.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.  Stock-based compensation for the years ended December 31, 2011 and 2010 includes charges amounting to $10.3 million and $13.4 million, respectively, representing the cumulative impact of adjusting the estimated probable outcome at the end of the performance period for certain outstanding unvested performance share units.  Included in the stock-based compensation are approximately $1.7 million, $1.3 million, and $1.1 million for the years ended December 31, 2011, 2010, and 2009, respectively, for grants to non-employee directors.  The related tax benefit for stock-based compensation is $8.1 million, $7.5 million and $4.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The following table summarizes stock option activity during the year ended December 31, 2011:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term		Aggregate Intrinsic Value (000’s)

Outstanding at December 31, 2010	355,468	$23.59	2.6	years	$133,641
Exercised	(158,230)	$27.19
Expired	—	$—
Outstanding at December 31, 2011	197,238	$20.71	2.3	years	$88,166

No stock options were granted during the years ended December 31, 2011, 2010 or 2009.  The intrinsic value of stock options exercised was approximately $77.1 million, $74.8 million and $61.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.  As of December 31, 2008, all stock options were fully vested and exercisable.

The following table summarizes the activity of unvested restricted stock units ("RSUs"), performance share units and restricted stock during the years ended December 31, 2009, 2010 and 2011:

Share-Based Awards	Shares	Weighted Average Grant Date Fair Value

Unvested at December 31, 2008	1,802,150	$74.33

Granted	353,932	$79.63
Vested	(578,730)	$29.16
Performance Shares Adjustment	(56,254)	$119.65
Forfeited	(32,244)	$102.65
Unvested at December 31, 2009	1,488,854	$90.82

Granted	179,101	$236.66
Vested	(367,856)	$57.24
Performance Shares Adjustment	260,822	$182.16
Forfeited	(30,274)	$120.80
Unvested at December 31, 2010	1,530,647	$130.93

Granted	125,564	$469.29
Vested	(858,019)	$113.37
Performance Shares Adjustment	73,710	$496.34
Forfeited	(71,922)	$182.90
Unvested at December 31, 2011	799,980	$231.87

The Company granted 125,564, 179,101 and 306,746 restricted shares, performance share units and restricted stock units during the years ended December 31, 2011, 2010 and 2009, respectively, with an aggregate grant-date fair value of approximately $58.9 million, $42.4 million and $25.8 million, respectively.  During the years ended December 31, 2011, 2010 and 2009, respectively, 858,019, 367,856 and 578,730 shares of share-based awards vested with total grant date fair values of $97.3 million, $21.1 million and $16.9 million, respectively.

Additionally, in March 2009, the Company granted an aggregate of 47,186 restricted stock units to certain executives.  The restricted stock units will be forfeited if the Company’s common stock does not achieve and maintain certain stock price thresholds during the six month period preceding the March 2012 vesting date.  If during such six month period the Company’s common stock closes at or above the stock price of $97.05, $104.69, or $113.03 for twenty (20) consecutive trading days, 50%, 75% or 100%, respectively, of the RSUs will be earned pursuant to the market price requirement.  Subject to certain exceptions related to a change in control and terminations other than for "cause," or on account of death or disability, the executives must also continue their service through March 3, 2012 in order to receive any shares of the Company’s common stock.  The RSUs earned, if any, are payable in the Company’s common stock upon vesting.  Stock-based compensation expense related to an award with a market condition is recognized over the requisite service period regardless of whether the market condition is satisfied, provided that the requisite service period has been completed. The value of the Company’s stock on the date of grant was $82.65 per share.  The Company considered the "path dependent" nature of the RSUs and determined the grant date fair value by replicating the payout structure of the RSUs using a series of call options and cash-or-nothing binary call options.  Cash-or-nothing binary call options provide the holder with the right to receive the strike price if the stock price exceeds the strike price as of the expiration date.  The fair value calculation included the following assumptions:  a 1.36% annualized risk-free interest rate, a calculated three year historical volatility of 55.95%, no dividends, and an expected term equal to the three year vesting period.  The award had a total grant date fair value of $2.4 million based on a grant date fair value of $51.11 per share.  The fair value of a grant subject to a market condition is generally lower than an award with only a service condition for vesting since the market condition may never be met.

As of December 31, 2011, there is $92.1 million of total future compensation cost related to unvested share-based awards to be recognized over a weighted-average period of 1.9 years.

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

2011 Performance Share Units

During the year ended December 31, 2011, stock-based awards included grants of 77,144 performance share units with a grant date fair value of $35.9 million, based on a weighted average grant date fair value of $464.79 per share. The actual number of shares will be determined upon completion of the performance period which ends December 31, 2013.

At December 31, 2011, there were 76,552 unvested performance share units outstanding, net of actual forfeitures and vesting. During the year ended December 31, 2011, the number of shares estimated as probable to be issued at the end of the performance period increased by 76,817 shares.

As of December 31, 2011, the number of shares estimated to be issued at the end of the performance period is a total of 153,369 shares. If the maximum performance thresholds are met at the end of the performance period, a maximum of 163,324 total shares could be issued.

2010 Performance Share Units

During the year ended December 31, 2010, stock-based awards included grants of 110,430 performance share units with a grant date fair value of $26.0 million, based on a weighted average grant date fair value of $235.34 per share.  The actual number of shares will be determined upon completion of the performance period which ends December 31, 2012.

At December 31, 2011 and 2010, there were 93,745 and 108,702 unvested performance share units outstanding, net of actual forfeitures and vesting, respectively.  During the year ended December 31, 2010, the number of shares estimated as probable to be issued at the end of the performance period increased by 154,177 shares.

As of December 31, 2011, the number of shares estimated to be issued at the end of the performance period is a total of 226,505 shares.  The maximum number of total shares that could be issued at the end of the performance period is 226,505 shares.

Other Stock-based Payments

In 2010, the Company granted 5,555 RSUs with a total grant date fair value of $1.6 million to an advertising partner.  Expense is amortized over the service period and is charged to offline advertising expense.

4.	INVESTMENTS

The following table summarizes, by major security type, the Company’s short-term investments as of December 31, 2011 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Foreign government securities	$1,073,731	$588	$(133)	$1,074,186
U.S. government securities	922,997	353	(28)	923,322
U.S. agency securities	26,942	9	—	26,951
U.S. corporate notes	205	163	—	368
Total	$2,023,875	$1,113	$(161)	$2,024,827

As of December 31, 2011, foreign government securities included investments in debt securities issued by the governments of Germany, the Netherlands, the United Kingdom, and France.

The following table summarizes, by major security type, the Company’s short-term investments as of December 31, 2010 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Foreign government securities	$682,841	$558	$(81)	$683,318
U.S. government securities	469,116	158	(66)	469,208
U.S. agency securities	109,920	15	(30)	109,905
U.S. corporate notes	40,845	—	(25)	40,820
Total	$1,302,722	$731	$(202)	$1,303,251

There were no material realized gains or losses related to investments for the years ended December 31, 2011, 2010 and 2009.

5.	FAIR VALUE MEASUREMENTS

Financial assets carried at fair value as of December 31, 2011 are classified in the table below in the categories described below (in thousands):

	Level 1	Level 2	Level 3	Total
ASSETS:
Short-term investments:
Foreign government securities	$—	$1,074,186	$—	$1,074,186
U.S. government securities	—	923,322	—	923,322
U.S. agency securities	—	26,951	—	26,951
U.S. corporate notes	—	368	—	368
Foreign exchange derivatives	—	60,455	—	60,455
Total assets at fair value	$—	$2,085,282	$—	$2,085,282

	Level 1	Level 2	Level 3	Total
LIABILITIES:
Foreign exchange derivatives	$—	$1,107	$—	$1,107
Redeemable noncontrolling interests	—	—	127,045	127,045
Total liabilities at fair value	$—	$1,107	$127,045	$128,152

Financial assets and liabilities are carried at fair value as of December 31, 2010 are classified in the tables below in the categories described below (in thousands):

	Level 1	Level 2	Level 3	Total
ASSETS:
Short-term investments:
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

Fair values for U.S. Treasury securities and foreign government securities are considered "Level 2" valuations because the Company has access to quoted prices, but does not have visibility to the volume and frequency of trading for all investments.  Fair values for U.S. agency securities and corporate notes are considered "Level 2" valuations because they are obtained from pricing sources for these or comparable instruments.  For the Company’s investments, a market approach is used for recurring fair value measurements and the valuation techniques use inputs that are observable, or can be corroborated by observable data, in an active marketplace.

The Company’s derivative instruments are valued using pricing models.  Pricing models take into account the contract terms as well as multiple inputs where applicable, such as interest rate yield curves, option volatility and currency rates.  Derivatives are considered "Level 2" fair value measurements.  The Company’s derivative instruments are typically short-term in nature.

The Company considers its redeemable noncontrolling interests to represent a "Level 3" fair value measurement that requires a high level of judgment to determine fair value.  The Company estimated such fair value based upon standard valuation techniques using discounted cash flow analysis and industry peer comparable analysis.  See Note 13 for information on the estimated fair value for redeemable noncontrolling interests.

As of December 31, 2011 and 2010, the carrying value of the Company’s cash and cash equivalents approximated their fair value and consisted primarily of foreign and U.S. government securities and bank deposits.  Other financial assets and liabilities, including restricted cash, accounts receivable, accrued expenses and deferred merchant bookings are carried at cost which also approximates their fair value because of the short-term nature of these items.  See Note 4 for information on the carrying value of investments and Note 11 for the estimated fair value of the Company’s Senior Convertible Notes.

In the normal course of business, the Company is exposed to the impact of foreign currency fluctuations.  The Company limits these risks by following established risk management policies and procedures, including the use of derivatives.  See Note 2 for further information on our accounting policy for derivative financial instruments.

Derivatives Not Designated as Hedging Instruments — The Company is exposed to adverse movements in currency exchange rates as the financial results of its international operations are translated from local currency into U.S. Dollars upon consolidation. The Company's derivative contracts principally address short-term foreign exchange fluctuations for the Euro and British Pound Sterling. As of December 31, 2011, there were no outstanding derivative contracts. As of December 31, 2010, derivatives with a notional value of 30 million Euros resulted in a liability of $0.2 million and were recorded in "Accrued expenses and other current liabilities"in the Consolidated Balance Sheet.  Foreign exchange gains of $4.0 million and $2.9 million for the years ended December 31, 2011 and 2010 , respectively, were recorded in "Foreign currency transactions and other" in the Consolidated Statements of Operations.

Foreign exchange derivatives outstanding as of December 31, 2011 associated with foreign currency transaction risks resulted in a net liability of $0.8 million, with $1.1 million recorded in "Accrued expenses and other current liabilities and $0.3 million recorded in "Prepaid expenses and other current assets" in the Consolidated Balance Sheet.  Foreign exchange derivatives outstanding at December 31, 2010 associated with foreign exchange transaction risks resulted in an asset of $1.0 million and was recorded in "Prepaid and other current assets" in the Consolidated Balance Sheet. Foreign exchange losses of $2.9 million for the year ended December 31, 2011 compared to foreign exchange gains of $0.1 million for the year ended December 31, 2010 were recorded in "Foreign currency transactions and other" in the Consolidated Statements of Operations.

The settlement of derivative contracts for the year ended December 31, 2011 resulted in a net cash outflow of $0.6 million compared to a net cash inflow of $3.6 million for the year ended December 31, 2010 and are reported within "Net cash provided by operating activities" on the Consolidated Statements of Cash Flows.

Derivatives Designated as Hedging Instruments — As of December 31, 2011 and 2010, the Company had outstanding foreign currency forward contracts for 860 million Euros and 378 million Euros, respectively, to hedge a portion of its net investment in a foreign subsidiary.  These contracts are all short-term in nature.  Hedge ineffectiveness is assessed and measured based on changes in forward exchange rates.  The fair value of these derivatives at December 31, 2011 was an asset of $60.1 million and is reflected in "Prepaid expenses and other current assets" in the Consolidated Balance Sheet. The fair value of these derivatives at December 31, 2010 was a net liability of $2.8 million and was recorded as a liability of $6.8 million in "Accrued expenses and other current liabilities" and as an asset of $4.0 million in "Prepaid expenses and other current assets" in the Consolidated Balance Sheet. A net cash outflow of $11.0 million for the year ended December 31, 2011, compared to a net cash inflow of $35.0 million million for the year ended December 31, 2010, was reported within "Net cash used in investing activities" on the Consolidated Statements of Cash Flows.

6.	ACCOUNTS RECEIVABLE RESERVES

The Company records a provision for uncollectible agency commissions, principally receivables from hotels related to agency reservations.  The Company also accrues for costs associated with purchases made on its websites by individuals using fraudulent credit cards and for other amounts "charged back" as a result of payment disputes.  Changes in accounts receivable reserves consisted of the following (in thousands):

	For the Year Ended December 31,
	2011	2010	2009
Balance, beginning of year	$6,353	$5,023	$8,429
Provision charged to expense	9,331	7,102	3,227
Charge-offs and adjustments	(9,449)	(5,554)	(6,873)
Currency translation adjustments	(132)	(218)	240
Balance, end of year	$6,103	$6,353	$5,023

The increase in the bad debt provision in 2011 as compared to 2010 was primarily due to higher accounts receivable as a result of increased sales.

7.	NET INCOME PER SHARE

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

A reconciliation of the weighted average number of shares outstanding used in calculating diluted earnings per share is as follows (in thousands):

	For the Year Ended December 31,
	2011	2010	2009
Weighted average number of basic common shares outstanding	49,654	47,955	42,406
Weighted average dilutive stock options, restricted stock, restricted stock units and performance share units	828	1,628	1,336
Assumed conversion of Convertible Senior Notes	729	1,405	5,780
Weighted average number of diluted common and common equivalent shares outstanding	51,211	50,988	49,522
Anti-dilutive potential common shares	1,453	2,487	2,843

Anti-dilutive potential common shares for the years ended December 31, 2011, 2010 and 2009 include approximately 1.2 million, 1.9 million shares and 1.5 million shares, respectively, that could be issued under the Company’s convertible debt if the Company experiences substantial increases in its common stock price.  Under the treasury stock method, the convertible notes will generally have a dilutive impact on net income per share if the Company’s average stock price for the period exceeds the conversion price for the convertible notes.

The Company has Conversion Spread Hedges outstanding at December 31, 2011, which were designed to reduce potential dilution of the Company's 0.75% Convertible Senior Notes due 2013 at their stated maturity date (see Note 11). Since the beneficial impact of the Conversion Spread Hedges is anti-dilutive, it is excluded from the calculation of net income per share.

8.	PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2011 and 2010 consists of the following (in thousands):

	2011	2010	Estimated Useful Lives (years)
Computer equipment and software	$146,926	$115,718	3 to 5
Office equipment, furniture, fixtures &leasehold improvements	30,031	18,428	3 to 10
Total	176,957	134,146
Less: accumulated depreciation and amortization	(112,635)	(94,407)
Property and equipment, net	$64,322	$39,739

Fixed asset depreciation and amortization expense are approximately $20.6 million, $16.2 million and $14.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

9.	INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets consist of the following (in thousands):

	December 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period	Weighted Average Useful Life

Supply and distribution agreements	$260,288	$(97,114)	$163,174	$264,491	$(76,823)	$187,668	10 - 13 years	12 years

Technology	22,982	(22,708)	274	23,549	(22,119)	1,430	3 years	3 years

Patents	1,638	(1,399)	239	1,638	(1,352)	286	15 years	15 years

Customer lists	19,923	(19,150)	773	20,338	(17,512)	2,826	2 years	2 years

Internet domain names	5,215	(625)	4,590	1,853	(126)	1,727	2 - 20 years	12 years

Trade names	52,272	(21,192)	31,080	53,099	(15,064)	38,035	5 — 20 years	11 years

Other	345	(324)	21	344	(286)	58	3 — 10 years	4 years
Total intangible assets	$362,663	$(162,512)	$200,151	$365,312	$(133,282)	$232,030

Intangible assets with determinable lives are amortized on a straight-line basis.  Intangible assets amortization expense is approximately $33.2 million, $34.3 million and $24.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The annual estimated amortization expense for intangible assets for the next five years and thereafter is expected to be as follows (in thousands):

2012	$29,630
2013	28,361
2014	28,287
2015	25,588
2016	23,007
Thereafter	65,278
$200,151

A substantial portion of the intangible assets relate to our Booking.com business.  In addition, purchased intangibles increased by $94.5 million as a result of the acquisition of TravelJigsaw Holdings Limited (now known as rentalcars.com) in May 2010 (refer to Note 13).

A rollforward of goodwill for the years ended December 31, 2011 and 2010 consists of the following (in thousands):

	2011	2010
Balance, beginning of year	$510,894	$350,630
Acquisition	—	105,313
Additional purchase price under earn-outs	—	61,620
Currency translation adjustments	(6,110)	(6,669)
Balance, end of year	$504,784	$510,894

A substantial amount of the Company’s goodwill relates to its acquisition of Booking.com.  In addition, the acquisition of TravelJigsaw Holdings Limited in May 2010 (now known as rentalcars.com) increased goodwill by $105.3 million (refer to Note 13) and contingent purchase price consideration recorded in December 2010 related to the acquisition of priceline.com Mauritius Company Limited (formerly known as Agoda) in 2007 increased goodwill by $60.1 million (refer to Note 16).

As of September 30, 2011, the Company performed its annual goodwill impairment testing using standard valuation techniques.  The estimated fair value of Booking.com, as well as the Company’s other reporting units, substantially exceeded their respective carrying values.  Since the annual impairment test, there have been no events or changes in circumstances to indicate a potential impairment.

10.	OTHER ASSETS

Other assets at December 31, 2011 and 2010 consist of the following (in thousands):

	2011	2010
Deferred debt issuance costs	$10,560	$9,576
Other	12,930	4,842
Total	$23,490	$14,418

Deferred debt issuance costs arose from (i) a $1.0 billion revolving credit facility in October 2011; (ii) the Company’s issuance, in March 2010, of the $575.0 million aggregate principal amount of 1.25% Convertible Senior Notes due 2015 (the "2015 Notes"); (iii) the Company’s issuance, in September 2006, of $172.5 million aggregate principal amount of 2013 Notes; and (iv) a $175.0 million revolving credit facility in September 2007.  Deferred debt issuance costs are being amortized using the effective interest rate method over the term of approximately five years, except for the 2013 Notes, which were amortized over their term of seven years.  The period of amortization for the Company’s debt issue costs was determined at inception of the related debt agreements to be the stated maturity date. Unamortized debt issuance costs written off to interest expense in the year ended December 31, 2010 related to early conversion of convertible debt amounted to $1.4 million. Unamortized debt issuance costs written off in the year ended December 31, 2011 for debt conversions were insignificant.

11.	DEBT

Revolving Credit Facility

In October 2011, the Company entered into a $1.0 billion five-year unsecured revolving credit facility with a group of lenders. Borrowings under the revolving credit facility will bear interest, at the Company's option, at a rate per annum equal to either (i) the adjusted LIBOR for the interest period in effect for such borrowing plus an applicable margin ranging from 1.00% to 1.50%; or (ii) the greatest of (a) JPMorgan Chase Bank, National Association's prime lending rate, (b) the federal funds rate plus 0.50%, and (c) an adjusted LIBOR for an interest period of one month plus 1.00%, plus an applicable margin ranging from 0.00% to 0.50%. Undrawn balances available under the revolving credit facility are subject to commitment fees at the applicable rate ranging from 0.10% to 0.25%.

The revolving credit facility provides for the issuance of up to $100 million of letters of credit as well as borrowings of up to $50 million on same-day notice, referred to as swingline loans. Borrowings under the revolving credit facility may be made in U.S. dollars, Euros, Pounds Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility will be used for working capital and general corporate purposes. As of December 31, 2011, there were no borrowings under the facility, and approximately $1.9 million of letters of credit were issued under the facility.

Upon entering into this new revolving credit facility, the Company terminated its $175.0 million five-year committed revolving credit facility entered into in September 2007. This revolving credit facility provided for the issuance of up to $50.0 million of letters of credit as well as swingline loans. As of December 31, 2010, there were no borrowings outstanding and approximately $1.6 million of letters of credit issued under this revolving credit facility. Undrawn balances available under the revolving credit facility were subject to commitment fees at the applicable rate ranging from 0.25% to 0.375%.

Convertible Debt

Convertible debt as of December 31, 2011 consists of the following (in thousands):

December 31, 2011	Outstanding Principal Amount	Unamortized Debt Discount	Carrying Value
1.25% Convertible Senior Notes due March 2015	$575,000	$(77,360)	$497,640

Convertible debt as of December 31, 2010 consisted of the following (in thousands):

December 31, 2010	Outstanding Principal Amount	Unamortized Debt Discount	Carrying Value
1.25% Convertible Senior Notes due March 2015	$575,000	$(98,770)	$476,230
0.75% Convertible Senior Notes due September 2013	213	(38)	175
Outstanding convertible debt	$575,213	$(98,808)	$476,405

Based upon the closing price of the Company’s common stock for the prescribed measurement periods during the three months ended December 31, 2011, the contingent conversion threshold of the 2015 Notes was exceeded. Therefore, the 2015 Notes are convertible at the option of the holders. Accordingly, the Company reported the carrying value of the 2015 Notes as a current liability as of December 31, 2011. Since these notes are convertible at the option of the holders and the principal amount is required to be paid in cash, the difference between the principal amount and the carrying value is reflected as convertible debt in the mezzanine section on the Company's Consolidated Balance Sheet. Therefore, with respect to the 2015 Notes, the Company reclassified $77.4 million before tax from additional paid-in-capital to convertible debt in the mezzanine section on the Company's Consolidated Balance Sheet. The contingent conversion threshold on the 2015 Notes was not exceeded at December 31, 2010, and therefore on that date the debt was reported as a non-current liability. The determination of whether or not the 2015 Notes are convertible must continue to be performed on a quarterly basis. Consequently, the 2015 Notes may not be convertible in future quarters, and therefore may again be classified as long-term debt, if the contingent conversion threshold is not met in such quarters.

Based upon the closing price of the Company's common stock for the prescribed measurement period during the three months ended December 31, 2010, the contingent consideration threshold on the 2013 Notes was exceeded. As a result, the 2013 Notes were convertible at the option of the holders as of December 31, 2010, and accordingly were classified as a current liability as of that date. The remaining outstanding principal amount of the 2013 Notes was converted during the three months ended June 30, 2011.

If the note holders exercise their option to convert, the Company delivers cash to repay the principal amount of the notes and delivers shares of common stock or cash, at its option, to satisfy the conversion value in excess of the principal amount.  In cases where holders decide to convert prior to the maturity date, the Company writes off the proportionate amount of remaining debt issuance costs to interest expense.  In the year ended December 31, 2011, the Company delivered cash of $0.2 million to repay the principal amount and issued 4,869 shares of its common stock in satisfaction of the conversion value in excess of the principal amount for convertible debt that was converted prior to maturity. The Company delivered cash of $195.6 million to repay the principal amount, and issued 3,457,828 shares of its common stock and delivered $99.8 million in cash in satisfaction of the conversion value in excess of the principal amount for convertible debt converted prior to maturity for the year ended December 31, 2010.

As of December 31, 2011 and 2010, the estimated market value of the outstanding senior notes was approximately $0.9 billion for both periods. Fair value was estimated based upon actual trades at the end of the reporting period or the most recent trade available as well as the Company’s stock price at the end of the reporting period.  A substantial portion of the market value of the Company’s debt in excess of the outstanding principal amount relates to the conversion premium on the bonds.

Description of Senior Notes

In March 2010, the Company issued in a private placement $575.0 million aggregate principal amount of Convertible Senior Notes due March 15, 2015, with an interest rate of 1.25% (the "2015 Notes").  The Company paid $13.3 million in debt financing costs associated with the 2015 Notes for the year ended December 31, 2010.  The 2015 Notes are convertible, subject to certain conditions, into the Company’s common stock at a conversion price of approximately $303.06 per share.  The 2015 Notes are convertible, at the option of the holder, prior to March 15, 2015 upon the occurrence of specified events, including, but not limited to a change in control, or if the closing sales price of the Company’s common stock for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 150% of the applicable conversion price in effect for the notes on the last trading day of the immediately preceding quarter. In the event that all or substantially all of the Company’s common stock is acquired on or prior to the maturity of the 2015 Notes in a transaction in which the consideration paid to holders of the Company’s common stock consists of all or substantially all cash, the Company would be required to make additional payments in the form of additional shares of common stock to the holders of the 2015 Notes in aggregate value ranging from $0 to approximately $132.7 million depending upon the date of the transaction and the then current stock price of the Company.  As of December 15, 2014, holders will have the right to convert all or any portion of the 2015 Notes.  The 2015 Notes may not be redeemed by the Company prior to maturity.  The holders may require the Company to repurchase the 2015 Notes for cash in certain circumstances.  Interest on the 2015 Notes is payable on March 15 and September 15 of each year.

In 2006, the Company issued in a private placement $172.5 million aggregate principal amount of Convertible Senior Notes due September 30, 2013, with an interest rate of 0.75% (the "2013 Notes").  The 2013 Notes were convertible, subject to certain conditions, into the Company’s common stock at a conversion price of approximately $40.38 per share.  The 2013 Notes were convertible, at the option of the holder, prior to June 30, 2013 upon the occurrence of specified events, including, but not limited to a change in control, or if the closing sale price of the Company’s common stock for at least 20 consecutive trading days in the period of the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter was more than 120% of the applicable conversion price in effect for the notes on the last trading day of the immediately preceding quarter.  The 2013 Notes could not be redeemed by the Company prior to maturity. As mentioned above, the remaining outstanding principal amount at December 31, 2010 was converted during the three months ended June 30, 2011.

In 2006, the Company entered into hedge transactions relating to potential dilution of the Company’s common stock upon conversion of the 2013 Notes (the "Conversion Spread Hedges").  Under the Conversion Spread Hedges, the Company is entitled to purchase from Goldman Sachs and Merrill Lynch approximately 4.3 million shares of the Company’s common stock (the number of shares underlying the 2013 Notes) at a strike price of $40.38 per share (subject to adjustment in certain circumstances) in 2013, and the counterparties are entitled to purchase from the Company approximately 4.3 million shares of the Company’s common stock at a strike price of $50.47 per share (subject to adjustment in certain circumstances) in 2013.  The Conversion Spread Hedges are separate transactions entered into by the Company with the counterparties and are not part of the terms of the 2013 Notes. The Conversion Spread Hedges did not immediately hedge against the associated dilution from early conversions of the 2013 Notes prior to their stated maturities. Therefore, upon early conversion of the 2013 Notes, the Company has delivered any related conversion premium in shares of stock or a combination of shares or cash that would offset the dilution associated with the early conversion activity. Because of this timing difference, the number of shares, if any, that the Company receives from the Conversion Spread Hedges can differ materially from the number of shares that it was required to deliver to the holders of the 2013 Notes upon their early conversion. The actual number of shares to be received will depend upon the Company's stock price on the date the Conversion Spread Hedges are exercisable, which coincides with the scheduled maturity of the 2013 Notes.

In 2006, the Company also issued in a private placement $172.5 million aggregate principal amount of Convertible Senior Notes due September 30, 2011 (the "2011 Notes"). The remaining outstanding principal amount at December 31, 2009 for these 2011 Notes was converted during 2010. Also in 2006, the Company entered into hedge transactions relating to the potential dilution of the Company's common stock upon conversion of the 2011 Notes. During the year ended December 31, 2010, the Company and the counterparties agreed to terminate the Conversion Spread Hedges associated with 4.3 million shares underlying the 2011 Notes. The Company recorded the $43 million cash received as an increase to paid-in-capital.

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

Debt discount after tax of $69.1 million ($115.2 million before tax) partially offset by financing costs associated with the equity component of convertible debt of $1.6 million after tax were recorded in additional paid-in capital related to the 2015 Notes at December 31, 2010. The Company reclassified $77.4 million before tax out of additional paid-in-capital to the mezzanine section in the Company's Consolidated Balance Sheet at December 31, 2011 because the 2015 Notes were convertible at the option of the holders.

For the years ended December 31, 2011, 2010 and 2009, the Company recognized interest expense of $30.6 million, $27.6 million and $22.1 million, respectively, related to convertible notes, comprised of $7.2 million, $5.8 million and $2.9 million, respectively, for the contractual coupon interest, $21.4 million, $20.1 million and $18.2 million, respectively, related to the amortization of debt discount and $2.0 million, $1.7 million and $1.0 million, respectively, related to the amortization of debt issuance costs.  In addition, unamortized debt issuance costs written off to interest expense related to debt conversions in 2010 and 2009 was $1.4 million, and $1.2 million, respectively, while costs associated with 2011 debt conversions were insignificant. The remaining period for amortization of debt discount and debt issuance costs is the stated maturity dates for the respective debt.  The effective interest rates for the years ended December 31, 2011, 2010, and 2009 are 6.3%, 6.7% and 8.5%, respectively.

In addition, if the Company’s convertible debt is redeemed or converted prior to maturity, a gain or loss on extinguishment will be recognized.  The gain or loss is the difference between the fair value of the debt component immediately prior to extinguishment and its carrying value.  To estimate the fair value at each conversion date, the Company used an applicable LIBOR rate plus an applicable credit default spread based upon the Company’s credit rating at the respective conversion dates.  In the years ended December 31, 2010 and 2009, the Company recognized a loss of $11.3 million ($6.8 million after tax) and a loss of $1.0 million ($0.6 million after tax), respectively, in "Foreign currency transactions and other" in the Consolidated Statements of Operations. The loss recognized for the year ended December 31, 2011 for debt conversions was insignificant.

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

The Board of Directors has also given the Company the general authorization to repurchase shares of its common stock to satisfy employee withholding tax obligations related to stock-based compensation.  In the years ended December 31, 2011, 2010 and 2009, the Company repurchased 358,517, 94,572, and 180,071 shares at an aggregate cost of approximately $163.2 million, $23.4 million and $17.4 million, respectively, to satisfy employee withholding taxes related to stock-based compensation.

The Company may make additional repurchases of shares under its stock repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors. Whether and when to initiate and/or complete any purchase of common stock and the amount of common stock purchased will be determined in the Company’s complete discretion.  The Company has a remaining authorization of $459.2 million to repurchase common stock.  As of December 31, 2011, there were approximately 7.8 million shares of the Company’s common stock held in treasury.

13.	NONCONTROLLING INTERESTS

On May 18, 2010, the Company, through its wholly-owned subsidiary, priceline.com International Limited ("PIL"), paid $108.5 million, net of cash acquired, to purchase a controlling interest of the outstanding equity of TravelJigsaw Holdings Limited (now known as rentalcars.com), a Manchester, UK-based international rental car reservation service.  Transaction costs of $1.9 million were expensed during the three months ended June 30, 2010.

Certain key members of rentalcars.com’s management team retained a noncontrolling ownership interest in rentalcars.com.  In addition, certain key members of the management team of Booking.com purchased a 3% ownership interest in rentalcars.com from PIL in June 2010 (together with rentalcars.com management’s investment, the "Redeemable Shares").  The holders of the Redeemable Shares will have the right to put their shares to PIL and PIL will have the right to call the shares in each case at a purchase price reflecting the fair value of the Redeemable Shares at the time of exercise.  Subject to certain exceptions, one-third of the Redeemable Shares will be subject to the put and call options in each of 2011, 2012 and 2013, respectively, during specified option exercise periods. In April 2011, in connection with the exercise of March 2011 call and put options, PIL purchased a portion of the shares underlying redeemable noncontrolling interests for an aggregate purchase price of approximately $13.0 million. As a result of the April 2011 purchase, the redeemable noncontrolling interests in rentalcars.com were reduced from 24.4% to 19.0%.

Redeemable noncontrolling interests are measured at fair value, both at the date of acquisition and subsequently at each reporting period.  The redeemable noncontrolling interests are reported on the Consolidated Balance Sheet in mezzanine equity in "Redeemable noncontrolling interests."

A reconciliation of redeemable noncontrolling interests for the year ended December 31, 2011 is as follows (in thousands):

2011
Balance, December 31, 2010	$45,751
Net income attributable to noncontrolling interests	2,760
Fair value adjustments(1)	91,743
Purchase of subsidiary shares at fair value(1)	(12,986)
Currency translation adjustments	(223)
Balance, December 31, 2011	$127,045
_____________________________
(1)        The estimated fair value was based upon standard valuation techniques using discounted cash flow analysis and industry peer comparable analysis. The fair value adjustments are recorded as a charge to retained earnings.

A reconciliation of redeemable noncontrolling interests for the year ended December 31, 2010 is as follows (in thousands):

2010
Balance, December 31, 2009	$—
Fair value at acquisition(1)	29,520
Sale of subsidiary shares at fair value(2)	4,311
Net income attributable to noncontrolling interests	601
Fair value adjustments(3)	7,876
Currency translation adjustments	3,443
Balance, December 31, 2010	$45,751
_____________________________

(1)	The fair value was determined based on the price paid at acquisition.

(2)	The Company retained a controlling interest after the sale of the subsidiary shares in June 2010.

(3)
The estimated fair value was based upon standard valuation techniques using discounted cash flow analysis and industry peer comparable analysis. The fair value adjustments were recorded as charges to additional paid-in capital or retained earnings.

14.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The table below provides the balances for each classification of accumulated other comprehensive loss as of December 31, 2011 and 2010 (in thousands):

	December 31, 2011	December 31, 2010
Foreign currency translation adjustments (1)	$(88,312)	$(33,407)
Net unrealized gain on investment securities (2)	730	518
Accumulated other comprehensive loss	$(87,582)	$(32,889)
 _____________________________
(1)          Includes net gains from fair value adjustments at December 31, 2011 and 2010 associated with net investment hedges of $46.2 million after tax ($79.1 million before tax) and $15.8 million after tax ($27.1 million before tax), respectively.  The remaining balance in currency translation adjustments excludes income taxes due to the Company’s practice and intention to reinvest the earnings of its foreign subsidiaries in those operations.
(2)          The unrealized gains before tax at December 31, 2011 and 2010 were $1.0 million and $0.7 million, respectively.

15.	INCOME TAXES

Domestic pre-tax income was $144.9 million, $136.3 million and $113.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.  Foreign pre-tax income was $1,222.9 million, $610.0 million and $328.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The income tax expense (benefit) for the year ended December 31, 2011 is as follows (in thousands):

	Current	Deferred	Total
Federal	$2,699	$53,547	$56,246
State	9,675	(1,389)	8,286
Foreign	251,542	(7,411)	244,131
Total	$263,916	$44,747	$308,663

The income tax expense (benefit) for the year ended December 31, 2010 is as follows (in thousands):

	Current	Deferred	Total
Federal	$4,510	$37,481	$41,991
State	1,114	9,368	10,482
Foreign	174,977	(9,309)	165,668
Total	$180,601	$37,540	$218,141

The income tax expense (benefit) for the year ended December 31, 2009 is as follows (in thousands):

	Current	Deferred	Total
Federal	$2,802	$(150,935)	$(148,133)
State	1,107	6,803	7,910
Foreign	101,205	(8,150)	93,055
Total	$105,114	$(152,282)	$(47,168)

At December 31, 2011, the Company had approximately $2.6 billion of net operating loss carryforwards for U.S. federal income tax purposes ("NOLs"), comprised of $0.4 billion of NOLs generated from operating losses and approximately $2.2 billion of NOL tax benefits generated from equity-related transactions, including equity-based compensation and stock warrants. The NOLs mainly expire from December 31, 2019 to December 31, 2021.  The utilization of these NOLs is subject to limitation under Section 382 of the Internal Revenue Code ("IRC Section 382") and is also dependent upon the Company’s ability to generate sufficient future taxable income.

IRC Section 382 imposes limitations on the availability of a company’s net operating losses after a more than 50 percentage point ownership change occurs.  The IRC Section 382 limitation is based upon certain conclusions pertaining to the dates of ownership changes and the value of the Company on the dates of the ownership changes.  It was determined that ownership changes, as defined in IRC Section 382, occurred in 2000 and 2002.  The amount of the Company’s net operating losses incurred prior to each ownership change is limited based on the value of the Company on the respective dates of ownership change.  It is estimated that the remaining effect of IRC Section 382 will generally limit the total cumulative amount of net operating loss available to offset future taxable income to approximately $1.2 billion.  Pursuant to IRC Section 382, subsequent ownership changes could further limit this amount.

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

The deferred tax asset at December 31, 2011 and 2010 amounted to $147.8 million and $222.0 million, respectively, net of the valuation allowance recorded.  The short-term and long term portion at December 31, 2011 was $36.8 million and $111.1 million, respectively, compared with $70.6 million and $151.4 million, respectively, at December 31, 2010.

The Company has recorded a non-current foreign deferred tax liability in the amount of $47.0 million and $56.4 million at December 31, 2011 and 2010, respectively, primarily related to the assignment of fair value to certain purchased identifiable intangible assets associated with various acquisitions.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2011 and 2010 are as follows (in thousands):

	2011	2010
Deferred tax assets/(liabilities):
Net operating loss carryforward — U.S.	$788,490	$875,316
IRC 382 Disallowance	(498,249)	(498,249)
	290,241	377,067
Net operating loss carryforward — Foreign	20,437	22,543
Fixed assets	927	3,089
Investments	5,189	5,127
Accrued expenses	13,275	12,018
Stock-based compensation and other stock based payments	10,727	13,724
Other	8,884	9,671
Subtotal	349,680	443,239

Discount on convertible notes	(31,032)	(39,163)
Intangible assets and other	(48,753)	(60,057)
Less valuation allowance on deferred tax assets	(171,755)	(179,991)
Net deferred tax assets(1)	$98,140	$164,028
 (1)   Includes current deferred tax liabilities of $2.7 million and $1.5 million as of December 31, 2011 and 2010, respectively, which are reported in "Accrued expenses and other current liabilities" on the Consolidated Balance Sheets.

The valuation allowance on deferred tax assets of $172 million at December 31, 2011 includes $145 million related to federal and state net operating loss carryforwards derived from equity transactions and $20 million related to foreign operations.  Additionally, since January 1, 2006, the Company has generated additional federal tax benefits of $132 million related to equity transactions that are not included in the deferred tax asset table above.  Pursuant to accounting guidance, these tax benefits related to equity deductions will be recognized by crediting paid in capital, if and when they are realized by reducing the Company’s current income tax liability.

It is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations.  Thus at December 31, 2011, no provision had been made for U.S. taxes on approximately $1.9 billion of foreign earnings.  Estimating the tax liability that would arise if these earnings were repatriated is not practicable at this time.

At December 31, 2011, the Company has approximately $371 million of state net operating loss carryforwards that expire mainly between 2020 and 2021, $81 million of foreign net operating loss carryforwards, of which $5 million expire between 2028 and 2030, and $3.1 million of foreign capital allowance carryforwards that do not expire.  At December 31, 2011, the Company also had approximately $1.3 million of U.S. research credit carryforwards that expire from December 31, 2019 to December 31, 2020 and are also subject to annual limitation.

Effective January 1, 2010, the Netherlands modified its corporate income tax law related to income generated from qualifying "innovative" activities ("Innovation Box Tax").  Earnings that qualify for the Innovation Box Tax will effectively be taxed at the rate of 5% rather than the Dutch statutory rate of 25% (25.5% as of 2010).  Booking.com obtained a ruling from the Dutch tax authorities in February 2011 confirming that a portion of its earnings ("qualifying earnings") is eligible for Innovation Box Tax treatment.  The ruling from the Dutch tax authorities is valid from January 1, 2010 through December 31, 2013 (the "Initial Period"). In this ruling, the Dutch tax authorities require that the Innovation Box Tax benefit be phased in over a multi-year period.  The amount of qualifying earnings expressed as a percentage of the total pretax earnings in the Netherlands will vary depending upon the level of total pretax earnings that is achieved in any given year.

In order to be eligible for Innovation Box Tax treatment, Booking.com must, among other things, apply for and obtain a research and development ("R&D") certificate from a Dutch governmental agency every six months confirming that the activities that Booking.com intends to be engaged in over the subsequent six month period are "innovative."  Should Booking.com fail to secure such a certificate in any such period -- for example, because the governmental agency does not view Booking.com’s new or anticipated activities as "innovative" -- or should this agency determine that the activities contemplated to be performed in a prior period were not performed as contemplated or did not comply with the agency’s requirements, Booking.com may lose its certificate and, as a result, the Innovation Box Tax benefit may be reduced or eliminated.

Booking.com intends to reapply for continued Innovation Box Tax treatment for future periods.  There can be no assurance that Booking.com’s application will be accepted, or that the amount of qualifying earnings or applicable tax rates will not be reduced at that time. In addition, there can be no assurance that the tax law will not change in 2012 and/or future years resulting in a reduction or elimination of the tax benefit.

The Innovation Box Tax did not have a material impact on the Company's 2010 results. The impact of the Innovation Box Tax for 2011 reduced the Company's consolidated effective tax rate by approximately four percentage points. The Company currently estimates that its consolidated effective tax rate for 2012 will be lower by approximately four to six percentage points compared to what it would be if the Company did not have the benefit of the Innovation Box Tax.

The effective income tax rate of the Company is different from the amount computed using the expected U.S. statutory federal rate of 35% as a result of the following items (in thousands):

	2011	2010	2009
Income tax expense at federal statutory rate	$478,728	$261,199	$154,806
Adjustment due to:
State taxes	5,168	6,762	5,226
Foreign rate differential	(125,824)	(58,927)	(31,892)
Innovation Box Tax benefit	(48,101)	(11,645)	—
Increase (decrease) in valuation allowance	(14)	69	(183,272)
Other	(1,294)	20,683	7,964
Income tax expense (benefit)	$308,663	$218,141	$(47,168)

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

The following is a reconciliation of the total amount of unrecognized tax benefits (in thousands):

	2011	2010	2009
Unrecognized tax benefit — January 1	$13,386	$741	$741
Gross increases — tax positions in current period	1,455	12,645	—
Gross increases — tax positions in prior period	876	—	—
Gross decreases — tax positions in prior period	(12,525)	—	—
Unrecognized tax benefit — December 31	$3,192	$13,386	$741

The unrecognized tax benefits are included in "Other long-term liabilities" on the Consolidated Balance Sheets for the years ended December 31, 2011 and 2010. Following the conclusion of an audit, the Company reversed approximately $12.5 million in the three months ended June 30, 2011 for unrecognized tax benefits attributable to tax positions taken in 2010. The Company does not expect further significant changes in the amount of unrecognized tax benefits during the next twelve months.

The Company’s U.S. federal and Connecticut, Netherlands, and U.K. income tax returns, constituting the returns of the major taxing jurisdictions, are subject to examination by the taxing authorities as prescribed by applicable statute.  The statute of limitations remains open for the Company's U.S. federal and Connecticut returns from 2008 and forward; for the Netherlands from 2005 and forward; and for the U.K. from 2007 and forward. No income tax waivers have been executed that would extend the period subject to examination beyond the period prescribed by statute.

As an international corporation providing hotel reservation services available around the world, the Company is subject to income taxes as well as non-income based taxes, in both the United States and various foreign jurisdictions. Significant judgment is required in determining the Company's worldwide provision for income taxes and other tax liabilities. Although the Company believes that its tax estimates are reasonable, there is no assurance that the final determination of tax audits or tax disputes will not be different from what is reflected in the Company's historical income tax provisions and accruals. To date, we have been audited in several taxing jurisdictions with no significant adjustments as a result. The Internal Revenue Service initiated an audit of our 2009 and 2010 federal income tax returns in the third quarter of 2011.

16.	COMMITMENTS AND CONTINGENCIES

Litigation Related to Hotel Occupancy and Other Taxes

The Company and certain third-party defendant online travel companies are currently involved in approximately fifty lawsuits, including certified and putative class actions, brought by or against U.S. states, cities and counties over issues involving the payment of hotel occupancy and other taxes (i.e., state and local sales tax) and the Company’s "merchant" hotel business.  The Company’s subsidiaries Lowestfare.com LLC and Travelweb LLC are named in some but not all of these cases.  Generally, each complaint alleges, among other things, that the defendants violated each jurisdiction’s respective hotel occupancy tax ordinance with respect to the charges and remittance of amounts to cover taxes under each law.  Each complaint typically seeks compensatory damages, disgorgement, penalties available by law, attorneys’ fees and other relief.  The Company is also involved in one consumer lawsuit relating to, among other things, the payment of hotel occupancy taxes and service fees.  In addition, approximately sixty municipalities or counties, and at least six states, have initiated audit proceedings (including proceedings initiated by more than forty municipalities in California), issued proposed tax assessments or started inquiries relating to the payment of hotel occupancy and other taxes (i.e., state and local sales tax).  Additional state and local jurisdictions are likely to assert that the Company is subject to, among other things, hotel occupancy and other taxes (i.e., state and local sales tax) and could seek to collect such taxes, retroactively and/or prospectively.

With respect to the principal claims in these matters, the Company believes that the ordinances at issue do not apply to the service it provides, namely the facilitation of reservations, and, therefore, that it does not owe the taxes that are claimed to be owed.  Rather, the Company believes that the ordinances at issue generally impose hotel occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations.  In addition, in many of these matters, municipalities have asserted claims for "conversion" — essentially, that the Company has collected a tax and wrongfully "pocketed" those tax dollars — a claim that the Company believes is without basis and has vigorously contested.  The municipalities that are currently involved in litigation and other proceedings with the Company, and that may be involved in future proceedings, have asserted contrary positions and will likely continue to do so.  From time to time, the Company has found it expedient to settle, and may in the future agree to settle, claims pending in these matters without conceding that the claims at issue are meritorious or that the claimed taxes are in fact due to be paid.

In connection with some of these tax audits and assessments, the Company may be required to pay any assessed taxes, which amounts may be substantial, prior to being allowed to contest the assessments and the applicability of the ordinances in judicial proceedings.  This requirement is commonly referred to as "pay to play" or "pay first."  For example, the City of San Francisco assessed the Company approximately $3.4 million (an amount that includes interest and penalties) relating to hotel occupancy taxes, which the Company paid in July 2009.  Payment of these amounts, if any, is not an admission that the Company believes it is subject to such taxes and, even if such payments are made, the Company intends to continue to assert its position vigorously.  The Company has successfully argued against a "pay first" requirement asserted in another California proceeding.

Litigation is subject to uncertainty and there could be adverse developments in these pending or future cases and proceedings.  For example, in October 2009, a jury in a San Antonio class action found that the Company and the other online travel companies that are defendants in the lawsuit "control" hotels for purposes of the local hotel occupancy tax ordinances at issue and are, therefore, subject to the requirements of those ordinances.  On July 1, 2011, the court issued findings of fact and conclusions of law in connection with this case. In addition to ruling that hotel tax was due from defendants on the markup and service fee, the court held defendants liable for penalties and interest per the terms of each city's applicable ordinance, but capped penalties at fifteen percent (15%) of the total amount of unpaid taxes at the time of entry of judgment; ordinances without a penalty provision are assessed a fifteen percent (15%) penalty under the Texas Tax Code. The Company expects supplemental findings of fact and conclusions of law to be issued by the court, followed by a judgment. The Company intends to vigorously pursue an appeal of the judgment on legal and factual grounds.

An unfavorable outcome or settlement of pending litigation may encourage the commencement of additional litigation, audit proceedings or other regulatory inquiries. In addition, an unfavorable outcome or settlement of these actions or proceedings could result in substantial liabilities for past and/or future bookings, including, among other things, interest, penalties, punitive damages and/or attorney fees and costs. There have been, and will continue to be, substantial ongoing costs, which may include "pay first" payments, associated with defending the Company's position in pending and any future cases or proceedings. An adverse outcome in one or more of these unresolved proceedings could have a material adverse effect on the Company's business and results of operations and could be material to the Company's earnings or cash flow in any given operating period.

To the extent that any tax authority succeeds in asserting that the Company has a tax collection responsibility, or the Company determines that it has such a responsibility, with respect to future transactions, the Company may collect any such additional tax obligation from its customers, which would have the effect of increasing the cost of hotel room reservations to its customers and, consequently, could make the Company’s hotel service less competitive (i.e., versus the websites of other online travel companies or hotel company websites) and reduce hotel reservation transactions; alternatively, the Company could choose to reduce the compensation for its services on "merchant" hotel transactions.  Either step could have a material adverse effect on the Company’s business and results of operations.

The Company estimates that, since its inception through December 31, 2011, it has earned aggregate gross profit, including fees, from its entire U.S. "merchant" hotel business (which includes, among other things, the differential between the price paid by a customer for the Company’s service and the cost of the underlying room) of approximately $1.4 billion.  This gross profit was earned in over a thousand taxing jurisdictions that the Company believes have aggregate tax rates (which may include hotel occupancy taxes, state and local taxes, among other taxes) associated with a typical transaction between a consumer and a hotel that generally range from approximately 6% to approximately 18%, depending on the jurisdiction. In many of the judicial and other proceedings initiated to date, municipalities seek not only historical taxes that are claimed to be owed on the Company’s gross profit, but also, among other things, interest, penalties, punitive damages and/or attorney fees and costs.  Therefore, any liability associated with hotel occupancy tax matters is not constrained to the Company’s liability for tax owed on its historical gross profit, but may also include, among other things, penalties, interest and attorneys’ fees.

To date, the majority of the taxing jurisdictions in which the Company facilitates hotel reservations have not asserted that taxes are due and payable on the Company’s U.S. "merchant" hotel business.  With respect to municipalities that have not initiated proceedings to date, it is possible that they will do so in the future or that they will seek to amend their tax statutes and seek to collect taxes from the Company only on a prospective basis.

Reserve for Hotel Occupancy and Other Taxes

As a result of this litigation and other attempts by jurisdictions to levy similar taxes, the Company has established an accrual for the potential resolution of issues related to hotel occupancy and other taxes in the amount of approximately $33 million as of December 31, 2011 compared to approximately $26 million as of December 31, 2010 (which includes, among other things, amounts related to the litigation in San Antonio).  The accrual is based on the Company’s estimate of the ultimate cost of resolving these issues. The actual cost may be less or greater, potentially significantly, than the liabilities recorded. An estimate for a possible loss or range of loss in excess of the amount accrued cannot be reasonably made.

Developments in the Year Ended December 31, 2011

In the year ended December 31, 2011 and to date, six of the approximately fifty currently pending lawsuits and seven of the total number of currently pending administrative proceedings noted above were commenced.  District of Columbia v. Priceline.com, Inc. (Superior Court for the District of Columbia) was filed on March 22, 2011; McAllister v. Hotels.com, L.P., et al. (Circuit Court of Saline County, Arkansas), a putative class action, was filed on February 22, 2011; County of Volusia, et al. v. Priceline.com, Inc., et al. (Circuit Court of Volusia County, Florida) was filed on April 20, 2011; Town of Breckenridge, Colorado v. Colorado Travel Company, LLC, et al., (Summit County District Court), a putative class action, was filed on July 25, 2011; County of Nassau v. Expedia, Inc. et al. (Supreme Court of the State of New York, County of Nassau) was filed on September 26, 2011. This case previously had been dismissed from federal court and was refiled as a state court action. State of Mississippi ex rel. Attorney General Jim Hood v. Priceline.com, Inc., et al. (Chancery Court for Hinds County, Mississippi) was filed in December 2011. In addition, County of Kent, Michigan v. Hotels.com, L.P., et al. (Circuit Court for Kent County) was filed in November 2011; the Priceline defendants were voluntarily dismissed in December 2011.

In addition, during the year ended December 31, 2011 and to date, appellate rulings and rulings granting dispositive motions brought by us (or another co-defendant), e.g. motions to dismiss or for summary judgment, were issued. For example, on June 28, 2011, in St. Louis County, et al. v. Prestige Travel, Inc., et al. (Circuit Court of St. Louis County, Missouri; filed July 2009), the Supreme Court of Missouri affirmed the lower court's dismissal of all claims against the online travel companies. On October 25, 2011, in City of Houston v. Hotels.com, L.P. (Harris County, Tex. Dist. Ct., filed on March 5, 2007) (Tex. App., appeal filed April 14, 2010), the Texas 14th Court of Appeals affirmed the lower court's grant of summary judgment in favor of the defendants on all claims, holding that the statutes at issue in that case did not apply to defendants' hotel reservation facilitation services. In January 2012, Plaintiffs filed a petition for review before the Texas Supreme Court. In State of Oklahoma v. Priceline.com, et al. (District Court of Oklahoma County, Oklahoma, filed November 2010), defendants' motion to dismiss was granted on March 11, 2011 and plaintiffs did not appeal. Defendants' motion for summary judgment was granted on March 24, 2011 in City of Birmingham, Alabama, et al. v. Orbitz, Inc. et al., (Circuit Court of Jefferson County, filed December 2009); Plaintiffs have appealed that ruling to the Alabama Supreme Court. On April 29, 2011, the Kentucky Court of Appeals affirmed the lower court's dismissal of all claims against the online travel companies in City of Bowling Green, Kentucky v. Hotels.com, L.P., et al. (filed in Warren Circuit Court in March 2009; appeal filed April 2010; motion for discretionary review filed with Kentucky Supreme Court in May 2011).  In February 2012, the Kentucky Supreme Court denied the plaintiff's motion for discretionary review of the Court of Appeals' decision.  In City of San Diego, California v. Hotels.com, L.P., et al., JCCP 4472 (Los Angeles Superior Court, filed February 9, 2006), on September 6, 2011, the court granted the online travel companies' petition to (i) vacate the hearing officer's prior ruling that the online travel company defendants are liable for transient occupancy tax pursuant to San Diego's ordinance, (ii) issue a new ruling that the online travel company defendants are not liable for such tax, and (iii) to set aside the City of San Diego's assessments. With respect to its remaining claims, the City of San Diego has indicated it will stipulate to a consent judgment in favor of the online travel companies. The City has indicated it plans to appeal. In City of Santa Monica v. Expedia, Inc. et al., JCCP 4472 (Los

Angeles Superior Court, filed June 25, 2010), the court granted the online travel companies' motion to dismiss all claims without leave to amend; judgment was entered on July 26, 2011 in favor of the defendants. The case is currently on appeal. In Township of Lyndhurst, New Jersey v. priceline.com Inc., et al. (filed in the U.S. District Court for the District of New Jersey in June 2008) (U.S. Court of Appeals for the Third Circuit, appeal filed April 2009), the Third Circuit affirmed the District Court's dismissal of the case. On August 24, 2011, the Third Circuit also denied the Township's motion for rehearing. On January 28, 2012, in City of Branson, Missouri v. Hotels.com,LP., et al (Circuit Court of Greene County, Missoui, filed December 2006), the Court granted defendants' motion to dismiss all causes of action. In City of Goodlettsville, Tennessee, et al. v. priceline.com Incorporated, et al. (U.S. District Court for the Middle District of Tennessee; filed June 2008), the court granted the defendants' motion for summary judgment on February 21, 2012.

Rulings granting dispositive motions or granting relief sought by a plaintiff municipality (or state) also were issued. For example, on August 3, 2011, in County of Lawrence, Pennsylvania v. Hotels.com, L.P., et al. (Court of Common Pleas of Lawrence County, Pennsylvania, filed November 2009) (Commonwealth Court of Pennsylvania, appeal filed in November 2010), the Court for the Commonwealth of Pennsylvania reversed the dismissal by the Court of Common Pleas of Lawrence of the County's declaratory relief claim, but affirmed the dismissal of the remaining counts. In The Village of Rosemont, Illinois v. priceline.com, Inc., et al. (U.S. District Court for the Northern District of Illinois, filed in July 2009), on October 14, 2011, the court granted plaintiff's motion for summary judgment. In City of Atlanta, Georgia v. Hotels.com L.P., et al. (Superior Court of Fulton County, Georgia, filed March 2006), following the decision by the Georgia Supreme Court affirming summary judgment in favor of defendants in May 2011, the Superior Court of Fulton County found that there are unresolved claims in the case for conversion, punitive damages, and attorneys' fees. That decision is the subject of a motion for reconsideration filed by defendants on December 29, 2011.

Lastly, in the year ended December 31, 2011 the Company reached agreements with the respective plaintiffs resolving the claims for purported back taxes in the following cases: Brevard County, Florida v. Priceline.com Inc., et al. (U.S. District Court for the Middle District of Florida, filed October 2009); County of Genesee, Michigan, et al. v. Hotels.com L.P., et al. (Circuit Court for the County of Ingham, Michigan, filed in February 2009); City of Jacksonville v. Hotels.com, L.P., et al., 2006-CA-005393 (Circuit Court for Duval County, filed August 4, 2006); Anne Gannon v. Hotels.com, L.P., 50 2009 CA 025919 (Circuit Court for Palm Beach County, filed July 30, 2009); City of Myrtle Beach, South Carolina v. Hotels.com, L.P., et al. (Court of Common Pleas for Horry County, South Carolina, filed in February 2007); Town of Hilton Head Island, South Carolina v. Hotels.com, L.P., et al. (Court of Common Pleas for Beaufort County, South Carolina, filed in April 2010) and Horry County, South Carolina, et al. v. Hotels.com, LP, et al. (Court of Common Pleas, Horry County, South Carolina; filed in February 2007). These cases have been dismissed. In addition, County of Monroe, Florida v. Priceline.com, Inc. et al. (U.S. District Court for the Southern District of Florida, filed January 2009)(agreement signed August 2010) and the Tourist Development Tax claims asserted by the County in Priceline.com, Inc. v. Miami-Dade County, Florida, et al., were dismissed in 2011 pursuant to the August 2010 agreement reached in the County of Monroe case. As part of each of these agreements, plaintiffs have agreed to not assert claims based on the ordinance at issue in the respective action for periods that range from two to four years.  The settlement amounts in these cases are not material to the Company's results of operations or cash flow for the year ended December 31, 2011.

The currently pending occupancy tax matters are listed below. The Company intends to defend vigorously against the claims in all of the proceedings described below.

Statewide Class Actions and Putative Class Actions

Such actions include:

•	City of Los Angeles, California v. Hotels.com, Inc., et al. (California Superior Court, Los Angeles County; filed December 2004)

•	City of Rome, Georgia, et al. v. Hotels.com, L.P., et al. (U.S. District Court for the Northern District of Georgia; filed November 2005)

•	City of San Antonio, Texas v. Hotels.com, L.P., et al. (U.S. District Court for the Western District of Texas; filed May 2006)

•	City of Gallup, New Mexico v. Hotels.com, L.P., et al. (U.S. District Court for the District of New Mexico; filed July 2007)

•	City of Goodlettsville, Tennessee, et al. v. priceline.com Incorporated, et al. (U.S. District Court for the Middle District of Tennessee; filed June 2008)

•	Pine Bluff Advertising and Promotion Commission, Jefferson County, Arkansas, et al. v. Hotels.com, LP, et al. (Circuit Court of Jefferson County, Arkansas; filed September 2009)

•	County of Lawrence, Pennsylvania v. Hotels.com, L.P., et al. (Court of Common Pleas of Lawrence County,

Pennsylvania; filed November 2009

•	McAllister, et al. v. Hotels.com LP, et al. (Circuit Court of Saline County, Arkansas; filed February 2011)

•	Town of Breckenridge, Colorado v. Colorado Travel Company, LLC, et al. (District Court of Summit County, Colorado; filed July 2011)

•	County of Nassau v. Expedia, Inc., et al. (Supreme Court of Nassau County, New York; filed September 2011)

Actions Filed on Behalf of Individual Cities, Counties and States

Such actions include:

•
City of Findlay, Ohio v. Hotels.com, L.P., et al. (U.S. District Court for the Northern District of Ohio; filed October 2005); (U.S. Court of Appeals for the Sixth Circuit; appeal filed December 2010); and City of Columbus, Ohio, et al. v. Hotels.com, L.P., et al. (U.S. District Court for the Southern District of Ohio; filed August 2006); (U.S. District Court for the Northern District of Ohio); (U.S. Court of Appeals for the Sixth Circuit; appeal filed December 2010)

•	City of Chicago, Illinois v. Hotels.com, L.P., et al. (Circuit Court of Cook County Illinois; filed November 2005)

•	City of San Diego, California v. Hotels.com L.P., et al. (California Superior Court, San Diego County; filed September 2006) (Superior Court of California, Los Angeles County)

•	City of Atlanta, Georgia v. Hotels.com L.P., et al. (Superior Court of Fulton County, Georgia; filed March 2006)

•
Wake County, North Carolina v. Hotels.com, LP, et al. (General Court of Justice, Superior Court Division, Wake County, North Carolina; filed November 2006); Dare County, North Carolina v. Hotels.com, LP, et al. (General Court of Justice, Superior Court Division, Dare County, North Carolina; filed January 2007); Buncombe County, North Carolina v. Hotels.com, LP, et al. (General Court of Justice, Superior Court Division, Buncombe County, North Carolina; filed February 2007); Mecklenburg County, North Carolina v. Hotels.com LP, et al. (General Court of Justice, Superior Court Division, Mecklenburg County, North Carolina; filed January 2008)

•
City of Houston, Texas v. Hotels.com, LP., et al. (District Court of Harris County, Texas; filed March 2007); (Affirmed on appeal, Texas Fourteenth Court of Appeals October 2011); (Texas Supreme Court; petition for review filed January 2012)

•
City of Oakland, California v. Hotels.com, L.P., et al. (U.S. District Court for the Northern District of California; filed June 2007); (U.S. Court of Appeals for the Ninth Circuit; appeal filed December 2007)

•
City of Bowling Green, Kentucky v. Hotels.com, L.P., et al., (Warren Circuit Court; filed March 2009); (Commonwealth of Kentucky Court of Appeals; appeal filed April 2010); (Kentucky Supreme Court; motion for discretionary review filed May 2011)

•	The Village of Rosemont, Illinois v. Priceline.com, Inc., et al. (U.S. District Court for the Northern District of Illinois; filed July 2009)

•
Leon County, et al. v. Expedia, Inc., et al. (Second Judicial Circuit Court for Leon County, Florida; filed November 2009); Leon County v. Expedia, Inc. et al. (Second Judicial Circuit Court for Leon County, Florida; filed December 2009)

•	City of Birmingham, Alabama, et al. v. Orbitz, Inc., et al. (Circuit Court of Jefferson County, Alabama; filed December 2009); (Alabama Supreme Court; appeal filed May 2011)

•	Baltimore County, Maryland v. Priceline.com, Inc., et al. (U.S. District Court for the District of Maryland; filed May 2010)

•
City of Santa Monica, California v. Expedia, Inc., et al. (Superior Court of California, Los Angeles County, West District; filed June 2010); (California Court of Appeal, Second District; appeal filed September 2011)

•	Hamilton County, Ohio, et al. v. Hotels.com, L.P., et al. (U.S. District Court for the Northern District Of Ohio; filed August 2010)

•	State of Florida Attorney General v. Expedia, Inc., et al. (Circuit Court - Second Judicial Circuit, Leon County, Florida; November 2010)

•	Montana Department of Revenue v. Priceline.com, Inc., et al. (First Judicial District Court of Lewis and Clark County, Montana; filed November 2010)

•	Montgomery County, Maryland v. Priceline.com, Inc., et al. (United States District Court for the District of Maryland; filed December 2010)

•	District of Columbia v. Expedia, Inc., et al. (Superior Court for the District of Columbia; filed March 2011)

•	County of Volusia, et al. v. Expedia, Inc., et al. (Circuit Court of Volusia County; filed April 2011)

•	State of Mississippi ex rel. Attorney General Jim Hood v. Priceline.com, Inc., et al. (Chancery Court for

Hinds County, Mississippi; filed December 2011)

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

Judicial Actions Relating to Assessments Issued by Individual Cities, Counties and States

After administrative remedies have been exhausted, the Company may seek judicial review of assessments issued by an individual city or county. Currently pending actions seeking such a review include:

•	Priceline.com, Inc., et al. v. Broward County, Florida (Circuit Court - Second Judicial Circuit, Leon County, Florida; complaints filed January 2009, August 2009, and May 2011)

•
Priceline.com Inc., et al. v. City of Anaheim, California, et al. (Superior Court of California, County of Orange; filed February 2009); (Superior Court of California, County of Los Angeles); (California Court of Appeal, Second District; appeal filed January 2011)

•	Priceline.com, Inc. v. Indiana Department of State Revenue (Indiana Tax Court; filed March 2009)

•	Priceline.com, Inc., et al. v. City of San Francisco, California, et al. (Superior Court of California, County of San Francisco; filed June 2009); (Superior Court of California, County of Los Angeles)

•	Priceline.com, Inc. v. Miami-Dade County, Florida, et al. (Eleventh Judicial Circuit Court for Miami Dade, County, Florida; filed December 2009)

•	Priceline.com Incorporated, et al. v. Osceola County, Florida, et al. (Circuit Court of the Second Judicial Circuit, in and for Leon County, Florida; filed January 2011)

•	In the Matter of the Appeal of Travelocity.com LLC, et al. (Hawaii Tax Appeal Court; filed March 2011)

The Company intends to prosecute vigorously its claims in these actions.

Consumer Class Actions

On June 21, 2011 in Chiste, et al. v. priceline.com Inc., et al. (United States District Court for the Southern District of New York; filed in December 2008), the court granted the Company's motion to dismiss all claims against it except the breach of fiduciary claim. On June 21, 2011, the case was transferred to the United States District Court for the Northern District of Illinois for resolution of the remaining claim, which was consolidated under Peluso v. Orbitz.com, et al., 11 Civ. 4407 on July 14, 2011. On July 13, 2011, the plaintiffs filed a Notice of Appeal of the June 21, 2011 decision in the United States Court of Appeals for the Second Circuit. On July 25, 2011, the Peluso court granted plaintiff's motion to voluntarily dismiss the claim against the Company in the Northern District of Illinois. On December 6, 2011, the Second Circuit dismissed the appeal for lack of jurisdiction.

The Company intends to defend vigorously against the claims in all of the on-going proceedings described above.

Administrative Proceedings and Other Possible Actions

At various times, the Company has also received inquiries or proposed tax assessments from municipalities and other taxing jurisdictions relating to its charges and remittance of amounts to cover state and local hotel occupancy and other related taxes. Among others, the City of Philadelphia, Pennsylvania; the City of Phoenix, Arizona (on behalf of itself and 12 other Arizona cities); the City of St. Louis, Missouri; the City of Paradise Valley, Arizona; the City of Denver, Colorado; City of Greenwood Village, Colorado; City of Littleton, Colorado; City of Golden, Colorado; and the City of Portland, Oregon and County of Multnomah, Oregon; and state tax officials from Arkansas, Florida, Indiana, Louisiana, Maryland, New Mexico, Ohio, Pennsylvania, Texas, West Virginia, Wisconsin, and Wyoming have begun formal or informal administrative procedures or stated that they may assert claims against the Company relating to allegedly unpaid state or local hotel occupancy or related taxes. Between 2008 and 2010, the Company received audit notices from more than forty cities in the state of California. The Company has been engaged in audit proceedings in each of those cities. The Company has also been contacted for audit by five counties in the state of Utah.

Litigation Related to Securities Matters

On March 16, March 26, April 27, and June 5, 2001, respectively, four putative class action complaints were filed in the U.S. District Court for the Southern District of New York naming priceline.com, Inc., Richard S. Braddock, Jay Walker, Paul Francis, Morgan Stanley Dean Witter & Co., Merrill Lynch, Pierce, Fenner & Smith, Inc., BancBoston Robertson

Stephens, Inc. and Salomon Smith Barney, Inc. as defendants (01 Civ. 2261, 01 Civ. 2576, 01 Civ. 3590 and 01 Civ. 4956).  Shives et al. v. Bank of America Securities LLC et al., 01 Civ. 4956, also names other defendants and states claims unrelated to the Company.  The complaints allege, among other things, that the Company and the individual defendants violated the federal securities laws by issuing and selling priceline.com common stock in the Company's March 1999 initial public offering without disclosing to investors that some of the underwriters in the offering, including the lead underwriters, had allegedly solicited and received excessive and undisclosed commissions from certain investors.  After extensive negotiations, the parties reached a comprehensive settlement on or about March 30, 2009.  On April 2, 2009, plaintiffs filed a Notice of Motion for Preliminary Approval of Settlement.  On June 9, 2009, the court granted the motion and scheduled the hearing for final approval for September 10, 2009.  The settlement, previously approved by a special committee of the Company's Board of Directors, compromised the claims against the Company for approximately $0.3 million. The court issued an order granting final approval of the settlement on October 5, 2009.  Notices of appeal of the Court's order have been filed with the Second Circuit.  All of the appeals have now been resolved.

OFT Inquiry

In September 2010, the United Kingdom's Office of Fair Trading (the "OFT"), the competition authority in the U.K., announced it was conducting a formal early stage investigation into suspected breaches of competition law in the hotel online booking sector and had written to a number of parties in the industry to request information.  Specifically, the investigation focuses upon whether there are agreements or concerted practices between hotels and online travel companies and/or hotel room reservation "wholesalers" relating to the fixed or minimum resale prices of hotel room reservations.  In September 2010, Booking.com B.V. and priceline.com Incorporated, on behalf of Booking.com, received a Notice of Inquiry from the OFT; the Company and Booking.com are cooperating with the OFT's investigation.  The Company is unable at this time to predict the outcome of the OFT's investigation and the impact, if any, on the Company's business, financial condition and results of operations.

The Company intends to defend vigorously against the claims in all of the proceedings described in this Note 16. The Company has accrued for certain legal contingencies where it is probable that a loss has been incurred and the amount can be reasonably estimated. Except as disclosed, such amounts accrued are not material to the Company's Consolidated Balance Sheets and provisions recorded have not been material to its consolidated results of operations. The Company is unable to estimate the potential maximum range of loss.

From time to time, the Company has been, and expect to continue to be, subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of third party intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources, divert management's attention from the Company's business objectives and could adversely affect the Company's business, results of operations, financial condition and cash flows.

Employment Contracts

The Company has employment agreements with certain members of senior management that provide for cash severance payments of up to approximately $26 million, accelerated vesting of equity instruments, including without limitation, restricted stock, restricted stock units and performance share units upon, among other things, death or termination without "cause" or "good reason," as those terms are defined in the agreements, and a gross-up for the payment of "golden parachute" excise taxes.  In addition, certain of the agreements provide for the extension of health and insurance benefits after termination for periods up to three years.

Operating Leases

The Company leases certain facilities and equipment through operating leases.  Rental expense for leased office space was approximately $17.7 million, $10.4 million and $7.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.  The Company’s executive, administrative and U.S. operating offices and network operations center are located in approximately 70,000 square feet of leased office space located in Norwalk, Connecticut.  The Company also leases approximately 49,000 square feet of office space in Grand Rapids, Michigan.  Booking.com Limited leases approximately 48,000 square feet of office space in Cambridge, England.  Booking.com B.V. leases approximately 458,000 square feet of office space in Amsterdam, Netherlands and in 39 other countries in support of its international operations.  Agoda leases approximately 74,000 square feet of office space in Bangkok, Thailand and in 18 other countries in support of its international operations.  Rentalcars.com leases approximately 29,000 square feet of office space in Manchester, England. Minimum payments for operating leases for office space, data centers and equipment having initial or remaining non-cancelable terms in excess of one year have been translated into U.S. Dollars at the December 31, 2011 spot exchange rates, as applicable, and are as follows (in thousands):

2012	2013	2014	2015	2016	After 2016	Total
$32,539	$34,457	$26,318	$25,042	$21,841	$81,406	$221,603

Contingent Purchase Price

On November 6, 2007, the Company and a newly-formed, indirect wholly-owned subsidiary of the Company, acquired 100% of the total share capital of priceline.com Mauritius Company Limited (formerly known as the Agoda Company, Ltd.) ("Agoda") and AGIP LLC.  The purchase price for the acquisition, including acquisition costs, consisted of an initial purchase price paid by the Company in cash of approximately $16 million. In addition, contingent consideration was payable by the Company if Agoda achieved specified "gross bookings" and earnings targets from January 1, 2008 through December 31, 2010.  Based upon actual results for the three year period ended December 31, 2010, the Company recorded a liability and increased goodwill by $60.1 million in 2010, which did not impact the Consolidated Statement of Cash Flows for 2010.  This amount is reflected as an investing cash outflow in 2011.

On December 21, 2007, the Company acquired 100% of the total issued share capital of an online advertising company for approximately $4.1 million in cash, including acquisition costs.  The Company could have been required to pay an additional amount of up to $3.8 million in cash each year from 2008 through 2010, if the acquired company achieved certain performance targets.  Based upon 2010, 2009 and 2008 results, the Company recorded a liability and increased goodwill by $1.5 million, $2.5 million and $1.5 million in December 2010, December 2009, and December 2008, respectively, to reflect this purchase price adjustment.

17.	BENEFIT PLAN

Priceline.com has a defined contribution 401(k) savings plan (the "Plan") covering certain U.S. employees who are at least 21 years old.  The Plan allows eligible employees to contribute up to 75% of their eligible earnings, subject to a statutorily prescribed annual limit.  All participants are fully vested in their contributions and investment earnings.  The Company makes a 50% match of employee contributions up to 6% of qualified compensation.  The Company also maintains certain other defined contribution plans outside of the United States for which it provides 50% of the contributions for participating employees.  The Company’s matching contributions during the years ended December 31, 2011, 2010 and 2009 were approximately $2.8 million, $1.8 million and $1.5 million, respectively.

18.	GEOGRAPHIC INFORMATION

The geographic information is based upon the location of Company’s subsidiaries (in thousands).

	United States	The Netherlands	United Kingdom	Other	Total Company
2011
Revenues	$1,761,065	$1,638,851	$709,393	$246,301	$4,355,610
Intangible assets, net	1,776	78,850	117,906	1,619	200,151
Goodwill	37,306	142,576	248,789	76,113	504,784
Other long-lived assets	148,150	22,716	15,939	12,087	198,892

2010
Revenues	$1,640,673	$916,617	$419,709	$107,906	$3,084,905
Intangible assets, net	3,460	91,295	135,041	2,234	232,030
Goodwill	37,306	147,214	250,261	76,113	510,894
Other long-lived assets	180,623	7,401	9,584	7,957	205,565

2009
Revenues	$1,486,185	$558,410	$255,192	$38,425	$2,338,212
Intangible assets, net	4,590	109,605	54,743	3,142	172,080
Goodwill	35,806	157,605	141,226	15,993	350,630
Other long-lived assets	270,005	6,923	6,968	4,677	288,573

19.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)

2011

Total revenues(1)	$809,320	$1,102,716	$1,452,804	$990,770

Gross profit	505,808	749,227	1,100,148	724,697

Net income	104,013	256,277	472,886	225,955

Net income applicable to common stockholders	104,790	256,368	469,499	225,715

Net income applicable to common stockholders per basic common share	$2.12	$5.16	$9.43	$4.53

Net income applicable to common stockholders per diluted common share	$2.05	$5.02	$9.17	$4.41
 _____________________________

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)

2010

Total revenues(1)	$584,394	$767,439	$1,001,757	$731,316

Gross profit	319,116	445,255	666,188	478,413

Net income	53,875	114,596	224,560	135,111

Net income applicable to common stockholders	53,875	114,957	222,980	135,729

Net income applicable to common stockholders per basic common share	$1.16	$2.41	$4.59	$2.76

Net income applicable to common stockholders per diluted common share	$1.06	$2.26	$4.41	$2.66
_____________________________
(1)          As the Company's retail hotel business, which recognizes revenue at the completion of the stay, continues to expand, our quarterly results become increasingly impacted by seasonal factors.

INDEX TO EXHIBITS
In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which-disclosures-are-not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.
Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Annual Report on Form 10‑K and the Company's other public filings, which are available without charge through the SEC's website at http://www.sec.gov.

Exhibit Number	Description
3.1(a)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(b)	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated June 13, 2003.
3.3(w)	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated June 3, 2009.
3.4	Amended and Restated By-Laws of the Registrant.
4.1	Reference is hereby made to Exhibits 3.1, 3.2 and 3.3.
4.2(a)	Specimen Certificate for Registrant's Common Stock.
4.3(y)	Indenture, dated as of March 10, 2010, between the Registrant and American Stock Transfer & Trust Company, LLC as Trustee.
10.1(a)+	1997 Omnibus Plan of the Registrant.
10.2(c)+	1999 Omnibus Plan of the Registrant, as amended.
10.3(d)+	Priceline.com 2000 Employee Stock Option Plan.
10.4(c)+	Form of Stock Option Grant Agreement.
10.5(c)+	Form of Restricted Stock Agreement for restricted stock grants to Board of Directors.
10.6(e)+	Form of Base Restricted Stock Agreement (U.S.).
10.7(e)+	Form of Base Restricted Stock Agreement (U.K.).
10.8(e)+	Form of Restricted Stock Agreement with covenants (U.S.).
10.9(e)+	Restricted Stock Agreement, dated February 1, 2005, between Jeffery H. Boyd and the Registrant.
10.10(f)+	Stock Option and Restricted Stock Agreement, dated November 20, 2000, by and between the Registrant and Robert Mylod Jr.
10.11(e)+	Restricted Stock Agreement, dated February 1, 2005, between Robert J. Mylod Jr. and the Registrant.
10.12(g)+	Employment Agreement, dated February 8, 2006, by and between the Registrant and Peter J. Millones.
10.13(g)+	Form of priceline.com Incorporated 1999 Omnibus Plan Restricted Stock Agreement for Non-Employee Directors.
10.14(h)	Master Agreement, dated as of November 20, 2003, between Credit Suisse First Boston International and the Registrant.
10.15(h)	Schedule to the Master Agreement, dated as of November 20, 2003 between Credit Suisse First Boston International and the Registrant.
10.16(h)	Letter Agreement, dated November 26, 2003, between Credit Suisse First Boston International and priceline.com Incorporated.
10.17(i)+	Stock Option Grant Agreement with Ralph M. Bahna.
10.18(j)+	Letter agreement, dated October 19, 2005 by and between the Registrant and Daniel J. Finnegan.

Exhibit Number	Description
10.19(j)+	Restricted Stock Grant Agreement, dated October 19, 2005, reflecting grant of restricted stock to Daniel J. Finnegan.
10.20(k)+	Form of Registrant's 1999 Omnibus Plan Award Agreement - Restricted Stock Units for Employees in the Netherlands.
10.21(l)+	Form of Performance Share Agreement under the priceline.com Incorporated 1999 Omnibus Plan.
10.22(m)	Confirmation of 5-Year Issuer Capped Share Call Option Transaction between Goldman, Sachs & Co. and priceline.com Incorporated, dated as of September 21, 2006.
10.23(m)	Confirmation of 7-Year Issuer Capped Share Call Option Transaction between Goldman, Sachs & Co. and priceline.com Incorporated, dated as of September 21, 2006.
10.24(m)	Confirmation of 5-Year Issuer Capped Share Call Option Transaction between Merrill Lynch, Pierce, Fenner & Smith Incorporated and priceline.com Incorporated, dated as of September 21, 2006.
10.25(m)	Confirmation of 7-Year Issuer Capped Share Call Option Transaction between Merrill Lynch, Pierce, Fenner & Smith Incorporated and priceline.com Incorporated, dated as of September 21, 2006.
10.26(n)
Amendment dated October 11, 2006, to Confirmation of 5-Year Issuer Capped Share Call Option Transaction between Goldman, Sachs & Co. and priceline.com Incorporated, dated as of September 21, 2006 and Confirmation of 7-Year Issuer Capped Share Call Option Transaction between Goldman, Sachs & Co. and priceline.com Incorporated, dated as of September 21, 2006.

10.27(n)
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

10.28(o)+	Priceline.com Incorporated Annual Bonus Plan, dated as of February 20, 2007.
10.29(p)+	Performance share unit agreement dated December 1, 2007.
10.30(q)*+	Form of 2007 Performance Share Unit Agreement for awards under the 1999 Omnibus Plan, as amended, based on the performance of the Company's consolidated operations.
10.31(q)*+	Form of 2007 Performance Share Unit Agreement for awards under the 1999 Omnibus Plan, as amended, based on the performance of the Company's domestic operations on an unconsolidated basis.
10.32(q)*+	Form of 2007 Performance Share Unit Agreement for awards under the 1999 Omnibus Plan, as amended, based on the performance of Agoda Company Ltd., Agoda Company Pte. Ltd. and Agoda Services Co. Ltd.
10.33(r)+	priceline.com Incorporated 1999 Omnibus Plan (As Amended and Restated Effective June 4, 2008).
10.34(s)+	Form of Restricted Stock Unit Agreement for awards to non-U.S. participants under the 1999 Omnibus Plan, as amended.
10.35(t)+	Amended and Restated Employment Agreement, dated August 22, 2008, by and between priceline.com Incorporated and Jeffery H. Boyd.
10.36(t)+	Performance share unit agreement, by and between priceline.com Incorporated and Jeffery H. Boyd.
10.37(u)+	Letter amendment, dated December 18, 2008, to Amended and Restated Employment Agreement, by and between priceline.com Incorporated and Jeffery H. Boyd.
10.38(u)+	Amended and Restated Employment Agreement, dated December 18, 2008, by and between priceline.com Incorporated and Peter J. Millones.
10.39(u)+	Amended and Restated Employment Agreement, dated December 18, 2008, by and between priceline.com Incorporated and Chris Soder.
10.40(u)+	Letter amendment, dated December 16, 2008, to Letter agreement, dated October 19, 2005 by and between priceline.com and Daniel J. Finnegan.
10.41(u)+	Amended and Restated Employment Contract, by and between Booking.com B.V. and Cornelis Petrus Henricus Maria Koolen.
10.42(v)+	Form of 2009 Restricted Stock Unit Agreement for awards to Messrs. Boyd and Mylod under the 1999 Omnibus Plan, as amended.
10.43(x)+	Indemnification Agreement, dated November 10, 2009, between priceline.com Incorporated and Kees Koolen.
10.44(y)
Purchase Agreement, dated as of March 4, 2010, between the Registrant and J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the initial purchasers named therein.

10.45(z)+*	Form of Performance Share Unit Agreement for awards under the 1999 Omnibus Plan, as amended, based on the performance of the Registrant's consolidated operations.
10.46(z)+*	Form of Performance Share Unit Agreement for awards under the 1999 Omnibus Plan, as amended, based on the performance of the Registrant's consolidated operations.

Exhibit Number	Description
10.47(z)+*	Form of Performance Share Unit Agreement for awards under the 1999 Omnibus Plan, as amended, based on the performance of the Registrant's domestic operations on an unconsolidated basis.
10.48(z)+*	Form of Performance Share Unit Agreement for awards under the 1999 Omnibus Plan, as amended, based on the performance of Booking.com B.V.
10.49(aa)+	Form of Performance Share Unit Agreement for awards under the 1999 Omnibus Plan, as amended, to certain U.S.-based executives.
10.50(aa)+	Form of Performance Share Unit Agreement for awards under the 1999 Omnibus Plan, as amended, to Netherlands-based executive.
10.51(aa)+	Form of Restricted Stock Unit Agreement for awards under the 1999 Omnibus Plan, as amended, to non-employee directors
10.52(bb)+	Employment Contract, dated September 12, 2011, by and between Booking.com B.V. and Darren Huston
10.53(bb)+	Indemnification Agreement, dated September 12, 2011, by and between the Registrant and Darren Huston.
10.54(bb)
Credit Agreement, dated as of October 28, 2011, among the Registrant, the lenders from time to time party thereto, RBS Citizens, N.A., as Documentation Agent, Bank of America, N.A. and Wells Fargo Bank, National Association, as Co‑Syndication Agents and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.55(bb)+	Second Amended and Restated Employment Contract, dated November 4, 2011, by and between Booking.com B.V. and Kees Koolen.
21	List of Subsidiaries.
23.1	Consent of Deloitte & Touche LLP.
24.1	Power of Attorney (included in the Signature Page).
31.1	Certificate of Jeffery H. Boyd, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Daniel J. Finnegan, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(cc)	Certification of Jeffery H. Boyd, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
32.2(cc)	Certification of Daniel J. Finnegan, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
101
The following financial statements from the Company's Annual Report on Form 10‑K for the year ended December 31, 2011, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

____________________________

(a)	Previously filed as an exhibit to the Form S‑1 (Registration No. 333‑69657) filed in connection with priceline.com's initial public offering.
(b)
Previously filed as an exhibit to the Form S‑3 (Registration Statement No. 333‑190029) filed in connection with priceline.com's registration of 1.00% Convertible Senior Notes due 2010 and Shares of Common Stock Issuable Upon Conversion of the Notes.

(c)	Previously filed as an exhibit to the Form S‑8 (Registration No. 333‑122414) filed on January 31, 2005.
(d)	Previously filed as an exhibit to the Form S‑8 (Registration No. 333‑55578) filed on February 14, 2001.
(e)	Previously filed as an exhibit to the Form 8‑K filed on February 7, 2005.
(f)	Previously filed as an exhibit to the Form 10‑K for the year ended December 31, 2000.
(g)	Previously filed as an exhibit to the Form 8‑K filed on February 8, 2006.
(h)	Previously filed as an exhibit to the Form 10‑K for the year ended December 31, 2003.
(i)	Previously filed as an exhibit to the Form 8-K filed on June 3, 2005.
(j)	Previously filed as an exhibit to the Form 8-K filed on October 21, 2005.
(k)	Previously filed as an exhibit to the Form 8‑K filed on November 8, 2005.
(l)	Previously filed as an exhibit to the Form 10‑Q for the quarterly period ended March 31, 2006.
(m)	Previously filed as an exhibit to the Form 8‑K filed on September 27, 2006.
(n)	Previously filed as an exhibit to the Form 8‑K filed on October 16, 2006.
(o)	Previously filed as an exhibit to the Form 8‑K filed on February 23, 2007.
(p)	Previously filed as an exhibit to the Form 8‑K filed on December 5, 2007.
(q)	Previously filed as an exhibit to the Form 8‑K filed on March 11, 2008.
(r)	Previously filed as an exhibit to the Form 8‑K filed on June 6, 2008.
(s)	Previously filed as an exhibit to the Form 10‑Q for the quarterly period ended September 30, 2007.
(t)	Previously filed as an exhibit to the Form 8‑K filed on August 6, 2008.
(u)	Previously filed as an exhibit to the Form 10‑K for the year ended December 31, 2008.
(v)	Previously filed as an exhibit to the Form 8‑K filed on March 4, 2009.
(w)	Previously filed as an exhibit to the Form 8‑K filed on June 5, 2009.
(x)	Previously filed as an exhibit to the Form 10‑K for the year ended December 31, 2009.
(y)	Previously filed as an exhibit to the Form 8‑K filed on March 10, 2010.
(z)	Previously filed as an exhibit to the Form 8‑K filed on March 10, 2010.
(aa)	Previously filed as an exhibit to the Form 8‑K filed on March 9, 2011.
(bb)	Previously filed as an exhibit to the Form 10‑Q for the quarterly period ended September 30, 2011.
(cc)	This document is being furnished in accordance with SEC Release Nos. 33‑8212 and 34‑47551.

*
Certain portions of this document have been omitted pursuant to a confidential treatment request filed with the Commission pursuant to Rule 24b‑2. The omitted confidential material has been filed separately with the Commission.

+	Indicates a management contract or compensatory plan or arrangement.