Form 10-Q
period 2012-03-31
PRICELINE COM INC
filed 2012-05-09
CIK 1075531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒

Number of shares of Common Stock outstanding at May 2, 2012:

Common Stock, par value $0.008 per share	49,793,087
(Class)	(Number of Shares)

priceline.com Incorporated
Form 10-Q

For the Three Months Ended March 31, 2012

PART I — FINANCIAL INFORMATION
Item 1.  Unaudited Consolidated Financial Statements

priceline.com Incorporated
UNAUDITED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$1,192,075	$632,836
Restricted cash	4,458	3,771
Short-term investments	2,426,628	2,024,827
Accounts receivable, net of allowance for doubtful accounts of $7,214 and $6,103, respectively	324,562	264,453
Prepaid expenses and other current assets	201,740	104,202
Deferred income taxes	53,599	36,755
Total current assets	4,203,062	3,066,844
Property and equipment, net	73,520	64,322
Intangible assets, net	210,918	200,151
Goodwill	520,769	504,784
Deferred income taxes	43,245	111,080
Other assets	41,313	23,490
Total assets	$5,092,827	$3,970,671

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$173,984	$146,867
Accrued expenses and other current liabilities	298,217	222,134
Deferred merchant bookings	314,836	239,157
Convertible debt (See Note 8)	503,192	497,640
Total current liabilities	1,290,229	1,105,798
Deferred income taxes	45,720	46,990
Other long-term liabilities	43,526	39,183
Convertible debt (See Note 8)	866,569	—
Total liabilities	2,246,044	1,191,971

Redeemable noncontrolling interests (See Note 11)	183,316	127,045
Convertible debt (See Note 8)	71,808	77,360

Stockholders’ equity:
Common stock, $0.008 par value; authorized 1,000,000,000 shares, 57,972,063 and 57,578,431 shares issued, respectively	449	446
Treasury stock, 8,180,276 and 7,779,645 shares, respectively	(1,057,811)	(803,586)
Additional paid-in capital	2,536,639	2,431,279
Accumulated earnings	1,163,494	1,033,738
Accumulated other comprehensive loss	(51,112)	(87,582)
Total stockholders’ equity	2,591,659	2,574,295
Total liabilities and stockholders’ equity	$5,092,827	$3,970,671

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
Merchant revenues	$496,409	$454,804
Agency revenues	537,627	351,422
Other revenues	3,211	3,094
Total revenues	1,037,247	809,320
Cost of revenues	293,959	303,512
Gross profit	743,288	505,808
Operating expenses:
Advertising — Online	277,136	185,108
Advertising — Offline	11,157	11,614
Sales and marketing	45,537	34,778
Personnel, including stock-based compensation of $16,523 and $13,993, respectively	100,676	75,221
General and administrative	40,674	25,879
Information technology	10,735	6,670
Depreciation and amortization	15,842	12,479
Total operating expenses	501,757	351,749
Operating income	241,531	154,059
Other income (expense):
Interest income	1,098	1,421
Interest expense	(11,258)	(7,715)
Foreign currency transactions and other	(2,376)	(7,073)
Total other income (expense)	(12,536)	(13,367)
Earnings before income taxes	228,995	140,692
Income tax expense	(47,179)	(36,679)
Net income	181,816	104,013
Less: net loss attributable to noncontrolling interests	(154)	(777)
Net income applicable to common stockholders	$181,970	$104,790
Net income applicable to common stockholders per basic common share	$3.65	$2.12
Weighted average number of basic common shares outstanding	49,827	49,319
Net income applicable to common stockholders per diluted common share	$3.54	$2.05
Weighted average number of diluted common shares outstanding	51,347	51,159

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended March 31,
	2012	2011
Net income	$181,816	$104,013
Other comprehensive income, net of tax
Foreign currency translation adjustments (1)	41,455	46,042
Unrealized loss on marketable securities (2)	(774)	(584)
Comprehensive income	222,497	149,471
Less: Comprehensive income attributable to redeemable noncontrolling interests (See Note 11)	4,057	1,432
Comprehensive income attributable to priceline.com Incorporated	$218,440	$148,039

(1) Net of tax benefits of $12,962 and $13,084 for three months ended March 31, 2012 and 2011, respectively.

(2) Net of tax benefits of $352 and $206 for the three months ended March 31, 2012 and 2011, respectively.

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(In thousands)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total
Balance, December 31, 2011	57,579	$446	(7,780)	$(803,586)	$2,431,279	$1,033,738	$(87,582)	$2,574,295
Net income applicable to common stockholders	—	—	—	—	—	181,970	—	181,970
Unrealized loss on marketable securities, net of tax benefit of $352	—	—	—	—	—	—	(774)	(774)
Currency translation adjustments, net of tax benefit of $12,962	—	—	—	—	—	—	37,244	37,244
Redeemable noncontrolling interests fair value adjustments	—	—	—	—	—	(52,214)	—	(52,214)
Reclassification adjustment for convertible debt in mezzanine	—	—	—	—	5,552	—	—	5,552
Exercise of stock options and vesting of restricted stock units and/or performance share units	393	3	—	—	1,042	—	—	1,045
Issuance of convertible senior notes	—	—	—	—	78,086	—	—	78,086
Repurchase of common stock	—	—	(400)	(254,225)	—	—	—	(254,225)
Stock-based compensation and other stock-based payments	—	—	—	—	16,640	—	—	16,640
Excess tax benefit on stock-based compensation	—	—	—	—	4,040	—	—	4,040
Balance, March 31, 2012	57,972	$449	(8,180)	$(1,057,811)	$2,536,639	$1,163,494	$(51,112)	$2,591,659

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2012	2011
OPERATING ACTIVITIES:
Net income	$181,816	$104,013
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,685	4,166
Amortization	8,157	8,313
Provision for uncollectible accounts, net	3,998	2,812
Deferred income taxes	4,804	8,260
Stock-based compensation expense and other stock-based payments	16,640	14,110
Amortization of debt issuance costs	895	553
Amortization of debt discount	7,241	5,239
Changes in assets and liabilities:
Accounts receivable	(58,235)	(56,487)
Prepaid expenses and other current assets	(145,345)	3,307
Accounts payable, accrued expenses and other current liabilities	153,239	177,763
Other	1,485	4,170
Net cash provided by operating activities	182,380	276,219

INVESTING ACTIVITIES:
Purchase of investments	(1,301,457)	(472,872)
Proceeds from sale of investments	925,356	618,427
Additions to property and equipment	(13,697)	(8,279)
Acquisitions and other equity investments, net of cash acquired	(13,286)	(66,204)
Proceeds from settlement of foreign currency contracts	32,183	—
Payments on foreign currency contracts	—	(16,005)
Change in restricted cash	(600)	(16)
Net cash (used in) provided by investing activities	(371,501)	55,051

FINANCING ACTIVITIES:
Proceeds from the issuance of convertible debt	1,000,000	—
Payment of debt issuance costs	(20,327)	—
Repurchase of common stock	(254,225)	(157,262)
Proceeds from exercise of stock options	1,045	544
Excess tax benefit on stock-based compensation	4,040	9,520
Net cash provided by (used in) financing activities	730,533	(147,198)
Effect of exchange rate changes on cash and cash equivalents	17,827	8,035
Net increase in cash and cash equivalents	559,239	192,107
Cash and cash equivalents, beginning of period	632,836	358,967
Cash and cash equivalents, end of period	$1,192,075	$551,074

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$173,528	$28,956
Cash paid during the period for interest	$3,912	$3,601
Non-cash fair value increase for redeemable noncontrolling interests	$52,214	$10,355

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated
Notes to Unaudited Consolidated Financial Statements

1.                                      BASIS OF PRESENTATION

Priceline.com Incorporated (the "Priceline Group" or the “Company”) is responsible for the Unaudited Consolidated Financial Statements included in this document.  The Unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operating results.  The Company prepared the Unaudited Consolidated Financial Statements following the requirements of the Securities and Exchange Commission for interim reporting.  As permitted under those rules, the Company condensed or omitted certain footnotes or other financial information that are normally required by GAAP for annual financial statements.  These statements should be read in combination with the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The Unaudited Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, including without limitation, priceline.com International Ltd. ("PIL"), Booking.com B.V. ("Booking.com"), priceline.com Mauritius Company Limited ("Agoda.com"), and its majority-owned interest in TravelJigsaw Holdings Limited (known now as the rentalcars.com business) since its acquisition in May 2010.  All inter-company accounts and transactions have been eliminated in consolidation.  The functional currency of the Company’s foreign subsidiaries is generally the respective local currency.  Assets and liabilities are translated into U.S. Dollars at the rate of exchange existing at the balance sheet date.  Income statement amounts are translated at the average exchange rates for the period.  Translation gains and losses are included as a component of “Accumulated other comprehensive loss” in the accompanying Unaudited Consolidated Balance Sheets.  Foreign currency transaction gains and losses are included in the Unaudited Consolidated Statements of Operations in “Foreign currency transactions and other.”

Revenues, expenses, assets and liabilities can vary during each quarter of the year.  Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

Recent Accounting Pronouncements

On January 1, 2012, the Company adopted the amended accounting guidance issued by the Financial Accounting Standards Board concerning the presentation of comprehensive income. The new guidance requires comprehensive income to be reported in either a single statement or in two consecutive statements reporting net income and other comprehensive income. The Company selected to present two consecutive statements. This amended guidance did not change the items that constitute net income or other comprehensive income, the timing of when other comprehensive income is reclassified to net income, or the earnings per share computation.

2.                                      STOCK-BASED EMPLOYEE COMPENSATION

The Company has adopted stock compensation plans which provide for grants of share based compensation as incentives and rewards to encourage employees, officers, and directors to contribute towards the long-term success of the Company.  Stock-based compensation cost included in personnel expenses in the Unaudited Consolidated Statements of Operations was approximately $16.5 million and $14.0 million for the three months ended March 31, 2012 and 2011, respectively.

The cost of stock-based transactions is recognized in the financial statements based upon fair value. The fair value of restricted stock, performance share units and restricted stock units is determined based on the number of units or shares, as applicable, granted and the quoted price of the Company's common stock as of the grant date. Stock-based compensation related to performance share units reflects the estimated probable outcome at the end of the performance period. Fair value is recognized as expense on a straight line basis, net of estimated forfeitures, over the employee requisite service period.

During the three months ended March 31, 2012, stock options were exercised for 55,716 shares of common stock with a weighted average exercise price per share of $18.76.  As of March 31, 2012, the aggregate number of stock options outstanding and exercisable was 141,522 shares, with a weighted average exercise price per share of $21.48 and a weighted average remaining term of 2.2 years.

The following table summarizes the activity of unvested restricted stock, restricted stock units and performance share units (“Share-Based Awards”) during the three months ended March 31, 2012:

Share-Based Awards	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2011	799,980	$231.87
Granted	90,192	$645.86
Vested	(342,221)	$103.67
Performance Share Units Adjustment	323	$464.79
Forfeited	(1,309)	$433.68
Unvested at March 31, 2012	546,965	$380.00

As of March 31, 2012, there was $132.0 million of total future compensation cost related to unvested share-based awards to be recognized over a weighted-average period of 2.2 years.

During the three months ended March 31, 2012, the Company made broad-based grants of restricted stock units of 29,827 shares that generally vest after three years. The share-based awards granted had a total grant date fair value of $19.3 million based upon the grant date fair value per share of $645.86.

In addition, during the three months ended March 31, 2012, the Company granted 60,365 performance share units to certain executives.  The performance share units had a total grant date fair value of $39.0 million based upon the grant date fair value per share of $645.86.  The performance share units are payable in shares of the Company’s common stock upon vesting.  Subject to certain exceptions for terminations related to a change in control and terminations other than for “cause,” for “good reason” or on account of death or disability, the executive officers must continue their service through March 1, 2015 in order to receive any shares.  Stock-based compensation for performance share units is recorded based on the estimated probable outcome at the end of the performance period.  The actual number of shares to be issued on the vesting date will be determined upon completion of the performance period which ends December 31, 2014.  As of March 31, 2012, the estimated number of probable shares to be issued is a total of 60,365 shares.  If the maximum performance thresholds are met at the end of the performance period, a maximum number of 120,730 total shares could be issued.  If the minimum performance thresholds are not met, 38,611 shares would be issued at the end of the performance period.

2011 Performance Share Units

During the year ended December 31, 2011, the Company granted 77,144 performance share units with a grant date fair value of $35.9 million, based on a weighted average grant date fair value per share of $464.79. The actual number of shares will be determined upon completion of the performance period which ends December 31, 2013.

At March 31, 2012, there were 76,122 unvested performance share units outstanding, net of actual forfeitures and vesting. As of March 31, 2012, the number of shares estimated to be issued at the end of the performance period is a total of 152,832 shares. If the maximum thresholds are met at the end of the performance period, a maximum of 162,464 total shares could be issued.

2010 Performance Share Units

During the year ended December 31, 2010, the Company granted 110,430 performance share units with a grant date fair value of $26.0 million, based on a weighted average grant date fair value per share of $235.34.  The actual number of shares will be determined upon completion of the performance period which ends December 31, 2012.

At March 31, 2012, there were 85,796 unvested performance share units outstanding, net of actual forfeitures and vesting.  As of March 31, 2012, the number of shares estimated to be issued at the end of the performance period is a total of 203,349 shares.  If the maximum performance thresholds are met at the end of the performance period, a maximum of 203,349 total shares could be issued.

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

A reconciliation of the weighted average number of shares outstanding used in calculating diluted earnings per share is as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Weighted average number of basic common shares outstanding	49,827	49,319
Weighted average dilutive stock options, restricted stock, restricted stock units and performance share units	607	1,217
Assumed conversion of convertible debt	913	623
Weighted average number of diluted common and common equivalent shares outstanding	51,347	51,159
Anti-dilutive potential common shares	2,245	1,300

Anti-dilutive potential common shares for the three months ended March 31, 2012 includes approximately 2.0 million shares which could be issued under the Company’s convertible debt if the Company experiences substantial increases in its common stock price.  Under the treasury stock method, the convertible debt will generally have a dilutive impact on net income per share if the Company’s average stock price for the period exceeds the conversion price for the convertible debt.

In 2006, the Company issued $172.5 million aggregate principal amount of convertible notes due September 30, 2013 (the "2013 Notes"). In 2006, the Company also entered into hedge transactions (the "Conversion Spread Hedges") relating to the potential dilution of the Company's common stock upon conversion of the 2013 Notes at their stated maturity date. Under the Conversion Spread Hedges, the Company is entitled to purchase from Goldman Sachs and Merrill Lynch approximately 4.3 million shares of the Company's common stock (the number of shares underlying the 2013 Notes) at a strike price of $40.38 per share (subject to adjustment in certain circumstances) in 2013, and the counterparties are entitled to purchase from the Company approximately 4.3 million shares of the Company's common stock at a strike price of $50.47 per share (subject to adjustment in certain circumstances) in 2013.

The 2013 Notes were converted prior to maturity. Therefore, upon early conversion of the 2013 Notes, the Company delivered any related conversion premium in shares of stock or a combination of shares or cash. The Conversion Spread Hedges are separate transactions entered into by the Company and are not part of the terms of the 2013 Notes. The Conversion Spread Hedges did not immediately hedge against the associated dilution from early conversions of the 2013 Notes. Because of this timing difference, the number of shares, if any, that the Company receives from the Conversion Spread Hedges can differ materially from the number of shares that it was required to deliver to the holders of the 2013 Notes upon their early conversion. The actual number of shares to be received will depend upon the Company's stock price on the date the Conversion Spread Hedges are exercisable, which coincides with the scheduled maturity of the 2013 Notes.

The Conversion Spread Hedges are outstanding at March 31, 2012. However, since the beneficial impact of the Conversion Spread Hedges was anti-dilutive, it was excluded from the calculation of net income per share.

4.                                      INVESTMENTS

The following table summarizes, by major security type, the Company’s short-term investments as of March 31, 2012 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities
Foreign government securities	$908,136	$34	$(87)	$908,083
U.S. government securities	1,491,837	91	(205)	1,491,723
U.S. agency securities	26,812	10	—	26,822
Total	$2,426,785	$135	$(292)	$2,426,628

As of March 31, 2012, foreign government securities included investments in debt securities issued by the governments of Germany, the Netherlands, and the United Kingdom.

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

As of December 31, 2011, foreign government securities included investments in debt securities issued by government of Germany, the Netherlands, the United Kingdom and France.

There were no material realized gains or losses related to investments for the three months ended March 31, 2012 or 2011.

5.                                      FAIR VALUE MEASUREMENTS

Financial assets and liabilities carried at fair value as of March 31, 2012 are classified in the table below in the categories described below (in thousands):

	Level 1	Level 2	Level 3	Total
ASSETS:
Short-term investments
Foreign government securities	$—	$908,083	$—	$908,083
U.S. government securities	—	1,491,723	—	1,491,723
U.S. agency securities	—	26,822	—	26,822
Foreign exchange derivatives	—	11,723	—	11,723
Total assets at fair value	$—	$2,438,351	$—	$2,438,351

	Level 1	Level 2	Level 3	Total
LIABILITIES:
Foreign exchange derivatives	$—	$16,187	$—	$16,187
Redeemable noncontrolling interests	—	—	183,316	183,316
Total liabilities at fair value	$—	$16,187	$183,316	$199,503

Financial assets and liabilities carried at fair value as of December 31, 2011 were classified in the table below in the categories described below (in thousands):

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

Investments in U.S. Treasury and foreign government securities are considered “Level 2” fair value measurements as of March 31, 2012 and December 31, 2011 because the Company has access to quoted prices, but does not have visibility to the volume and frequency of trading for all of these investments.  Fair values for U.S. agency securities and U.S. corporate notes are considered “Level 2” fair value measurements because they are obtained from pricing sources for these or comparable instruments. For the Company’s short-term investments, a market approach is used for recurring fair value measurements and the valuation techniques use inputs that are observable, or can be corroborated by observable data, in an active marketplace.

The Company’s derivative instruments are valued using pricing models.  Pricing models take into account the contract terms as well as multiple inputs where applicable, such as interest rate yield curves, option volatility and currency rates. Derivatives are considered "Level 2" fair value measurements. The Company's derivative instruments are typically short-term in nature.

The Company considers its redeemable noncontrolling interests to represent a “Level 3” fair value measurement that requires a high degree of judgment to determine fair value.  The fair value of the redeemable noncontrolling interests was determined by industry peer comparable analysis and a discounted cash flow valuation model. See Note 11 for further information on redeemable noncontrolling interests.

As of March 31, 2012 and December 31, 2011, the carrying value of the Company’s cash and cash equivalents approximated their fair value and consisted primarily of foreign and U.S. government securities and bank deposits.  Other financial assets and liabilities, including restricted cash, accounts receivable, accrued expenses and deferred merchant bookings are carried at cost which approximates their fair value because of the short-term nature of these items.  See Note 4 for information on the carrying value of investments and Note 8 for the estimated fair value of the Company’s convertible debt.

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

Derivatives Not Designated as Hedging Instruments — The Company is exposed to adverse movements in currency exchange rates as the financial results of its international operations are translated from local currency into U.S. Dollars upon consolidation.  The Company’s derivative contracts principally address foreign exchange fluctuations for the Euro and British Pound Sterling.  As of March 31, 2012 and December 31, 2011, there were no outstanding derivative contracts.  Foreign exchange gains of $0.6 million for the three months ended March 31, 2012 and foreign exchange losses of $1.8 million for the three months ended March 31, 2011 were recorded in “Foreign currency transactions and other” in the Unaudited Consolidated Statements of Operations.

Derivatives associated with foreign currency transaction risks as of March 31, 2012 resulted in a liability of $0.2 million and was recorded in "Accrued expenses and other current liabilities" in the Unaudited Consolidated Balance Sheet. Derivatives associated with foreign currency transaction risks as of December 31, 2011 resulted in a net liability of $0.8 million, with $1.1 million recorded in "Accrued expenses and other current liabilities" and $0.3 million recorded in "Prepaid expense and other current assets" in the Unaudited Consolidated Balance Sheet.   Foreign exchange gains of $2.4 million and $0.1 million for the three months ended March 31, 2012 and 2011, respectively, were recorded in “Foreign currency transactions and other” in the Unaudited Consolidated Statements of Operations.

The settlement of derivative contracts resulted in a net cash inflow of $3.4 million for the three months ended March 31, 2012 compared to a net cash outflow of $1.3 million for the three months ended March 31, 2011, and are reported within “Net cash provided by operating activities” on the Unaudited Consolidated Statements of Cash Flows.

Derivatives Designated as Hedging Instruments — As of March 31, 2012 and December 31, 2011, the Company had outstanding foreign currency forward contracts for 860 million Euros at both periods to hedge a portion of its net investment in a foreign subsidiary.  These contracts are all short-term in nature.  Hedge ineffectiveness is assessed and measured based on changes in forward exchange rates.  The fair value of these derivatives at March 31, 2012 was a net liability of $4.3 million, with $16.0 million liability recorded in "Accrued expenses and other current liabilities" and $11.7 million asset recorded in "Prepaid and other current assets" in the Unaudited Consolidated Balance Sheet. The fair value of these derivatives at December 31, 2011 was an asset of $60.1 million and was reflected in “Prepaid expenses and other current assets” in the

Unaudited Consolidated Balance Sheet.  A net cash inflow of $32.2 million for the three months ended March 31, 2012 compared to a net cash outflow of $16.0 million for the three months ended March 31, 2011 were reported within “Net cash (used in) provided by investing activities” on the Unaudited Consolidated Statements of Cash Flows.

6.                                      INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets consist of the following (in thousands):

	March 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period	Weighted Average Useful Life
Supply and distribution agreements	$267,998	$(105,563)	$162,435	$260,288	$(97,114)	$163,174	10 - 13 years	12 years

Technology	23,520	(23,289)	231	22,982	(22,708)	274	3 years	3 years

Patents	1,638	(1,411)	227	1,638	(1,399)	239	15 years	15 years

Customer lists	20,514	(20,243)	271	19,923	(19,150)	773	2 years	2 years

Internet domain names	18,562	(1,149)	17,413	5,215	(625)	4,590	2 - 20 years	7 years

Trade names	53,649	(23,328)	30,321	52,272	(21,192)	31,080	5 - 20 years	11 years

Other	345	(325)	20	345	(324)	21	3 - 10 years	4 years
Total intangible assets	$386,226	$(175,308)	$210,918	$362,663	$(162,512)	$200,151

Intangible assets with determinable lives are primarily amortized on a straight-line basis.  Intangible asset amortization expense was approximately $8.2 million and $8.3 million for the three months ended March 31, 2012 and 2011, respectively.

The estimated amortization expense for intangible assets for the remainder of 2012, the annual expense for the next five years, and the expense thereafter is expected to be as follows (in thousands):

2012	$24,496
2013	31,822
2014	31,746
2015	28,966
2016	26,318
2017	22,502
Thereafter	45,068
$210,918

The change in goodwill for the three months ended March 31, 2012 consists of the following (in thousands):

Balance at December 31, 2011	$504,784
Acquisition	4,462
Currency translation adjustments	11,523
Balance at March 31, 2012	$520,769

A substantial majority of the Company’s goodwill relates to the acquisition of Booking.com.

7.                                      OTHER ASSETS

Other assets at March 31, 2012 and December 31, 2011 consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Deferred debt issuance costs	$27,828	$10,560
Other	13,485	12,930
Total	$41,313	$23,490

Deferred debt issuance costs arose from (i) $1.0 billion aggregate principal amount of 1.0% Convertible Senior Notes, due March 15, 2018, issued in March 2012; (ii) a $1.0 billion revolving credit facility entered into in October 2011; and (iii) the issuance in March 2010 of $575.0 million aggregate principal amount of 1.25% Convertible Senior Notes, due March 15, 2015.  Deferred debt issuance costs are being amortized using the effective interest rate method and the period of amortization was determined at inception of the related debt agreements based upon the stated maturity date.

8.                                      DEBT

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

The revolving credit facility provides for the issuance of up to $100.0 million of letters of credit as well as borrowings of up to $50.0 million on same-day notice, referred to as swingline loans. Borrowings under the revolving credit facility may be made in U.S. Dollars, Euros, British Pound Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility will be used for working capital and general corporate purposes. As of March 31, 2012 and December 31, 2011, there were no borrowings under the facility and there were approximately $1.9 million of letters of credit issued under the facility for both periods.

Convertible Debt

Convertible debt as of March 31, 2012 consists of the following (in thousands):

March 31, 2012	Outstanding Principal Amount	Unamortized Debt Discount	Carrying Value
1.25% Convertible Senior Notes due March 2015	$575,000	$(71,808)	$503,192
1.0% Convertible Senior Notes due March 2018	1,000,000	(133,431)	866,569
Outstanding convertible debt	$1,575,000	$(205,239)	$1,369,761

Convertible debt as of December 31, 2011 consisted of the following (in thousands):

December 31, 2011	Outstanding Principal Amount	Unamortized Debt Discount	Carrying Value
1.25% Convertible Senior Notes due March 2015	$575,000	$(77,360)	$497,640

Based upon the closing price of the Company’s common stock for the prescribed measurement period during the three months ended March 31, 2012 and December 31, 2011, the contingent conversion threshold on the 2015 Notes was exceeded.  Therefore, the 2015 Notes were convertible at the option of the holders. Accordingly, the Company reported the carrying value of the 2015 Notes as a current liability as of March 31, 2012 and December 31, 2011. Since these notes are convertible at the option of the holders and the principal amount is required to be paid in cash, the difference between the principal amount and the carrying value is reflected as convertible debt in the mezzanine section on the Company's Unaudited Balance Sheets. Therefore, with respect to the 2015 Notes, the Company reclassified $71.8 million and $77.4 million before tax from additional paid-in capital to convertible debt in the mezzanine section on the Company's Unaudited Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, respectively. The determination of whether or not the 2015 Notes are convertible must continue to be performed on a quarterly basis. Consequently, the 2015 Notes may not be convertible in future quarters, and therefore may again be classified as long-term debt, if the contingent conversion threshold is not met in such quarters. The contingent conversion threshold on the 2018 Notes was not exceeded at March 31, 2012, and therefore that debt is reported as a non-current liability on the Unaudited Consolidated Balance Sheet.

As of March 31, 2012 and December 31, 2011, the estimated market value of the outstanding convertible debt was approximately $2.4 billion and $0.9 billion, respectively, and was considered a "Level 2" fair value measurement (see Note 5). Fair value was estimated based upon actual trades at the end of the reporting period or the most recent trade available as well as the Company’s stock price at the end of the reporting period.  A substantial portion of the market value of the Company’s debt in excess of the outstanding principal amount relates to the conversion premium on the bonds.

Description of Senior Notes

In March 2012 , the Company issued in a private placement $1.0 billion aggregate principal amount of Convertible Senior Notes due March 15, 2018, with an interest rate of 1.0% (the "2018 Notes"). The Company paid $20.3 million in debt issuance costs during the three months ended March 31, 2012, related to this offering. The 2018 Notes are convertible, subject to certain conditions, into the Company's common stock at a conversion price of approximately $944.61 per share. The 2018 Notes are convertible, at the option of the holder, prior to March 15, 2018, upon the occurrence of specific events, including but not limited to a change in control, or if the closing sales price of the Company's common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 150% of the applicable conversion price in effect for the notes on the last trading day of the immediately preceding quarter. In the event that all or substantially all of the Company's common stock is acquired on or prior to the maturity of the 2018 Notes in a transaction in which the consideration paid to holders of the Company's common stock consists of all or substantially all cash, the Company would be required to make additional payments in the form of additional shares of common stock to the holders of the 2018 Notes in aggregate value ranging from $0 to approximately $344.0 million depending upon the date of the transaction and the then current stock price of the Company. As of December 15, 2017, holders will have the right to convert all or any portion of the 2018 Notes. The 2018 Notes may not be redeemed by the Company prior to maturity.  The holders may require the Company to repurchase the 2018 Notes for cash in certain circumstances.  Interest on the 2018 Notes is payable on March 15 and September 15 of each year.

In March 2010 , the Company issued in a private placement $575.0 million aggregate principal amount of Convertible Senior Notes due March 15, 2015, with an interest rate of 1.25% (the “2015 Notes”).  The Company paid $13.3 million in debt issuance costs during the year ended December 31, 2010, related to this offering.  The 2015 Notes are convertible, subject to certain conditions, into the Company’s common stock at a conversion price of approximately $303.06 per share.  The 2015 Notes are convertible, at the option of the holder, prior to March 15, 2015 upon the occurrence of specified events, including, but not limited to a change in control, or if the closing sales price of the Company’s common stock for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 150% of the applicable conversion price in effect for the notes on the last trading day of the immediately preceding quarter. In the event that all or substantially all of the Company’s common stock is acquired on or prior to the maturity of the 2015 Notes in a transaction in which the consideration paid to holders of the Company’s common stock consists of all or substantially all cash, the Company would be required to make additional payments in the form of additional shares of common stock to the holders of the 2015 Notes in aggregate value ranging from $0 to approximately $132.7 million depending upon the date of the transaction and the then current stock price of the Company.  As of December 15, 2014, holders will have the right to convert all or any portion of the 2015 Notes.  The 2015 Notes may not be redeemed by the Company prior to maturity.  The holders may require the Company to repurchase the 2015 Notes for cash in certain circumstances.  Interest on the 2015 Notes is payable on March 15 and September 15 of each year.

Accounting guidance requires that cash-settled convertible debt, such as the Company’s convertible senior notes, be separated into debt and equity components at issuance and a value to be assigned to each.  The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar bond without the conversion feature.  The difference between the bond cash proceeds and this estimated fair value, representing the value assigned to the equity component, is recorded as a debt discount.  Debt discount is amortized using the effective interest method over the period from origination date through the stated maturity date.  The Company estimated the straight debt borrowing rates at debt origination to be 5.89%

for the 2015 Notes and 3.5% for the 2018 Notes.  The yield to maturity was estimated at an at-market coupon priced at par.

Debt discount after tax of $80.9 million ($135.2 million before tax) partially offset by financing costs associated with the equity component of convertible debt of $2.8 million were recorded in additional paid-in capital related to the 2018 Notes at March 31, 2012. The Company reclassified $71.8 million before tax and $77.4 million before tax out of additional paid-in capital to the mezzanine section in the Company's Unaudited Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, respectively, related to the 2015 Notes.

For the three months ended March 31, 2012 and 2011, the Company recognized interest expense of $10.6 million and $7.5 million, respectively, related to convertible notes.  Interest expense related to convertible notes was comprised of $2.6 million and $1.8 million, respectively, for the contractual coupon interest, $7.2 million and $5.2 million, respectively, related to the amortization of debt discount and $0.8 million and $0.5 million, respectively, related to the amortization of debt issuance costs.  The effective interest rate for the three months ended March 31, 2012 and 2011 was 5.7% and 6.3%, respectively.

9.                               TREASURY STOCK

In the first quarter of 2012, the Company's Board of Directors authorized a one-time purchase of the Company's common stock up to $200.0 million concurrent with the issuance of the 2018 Notes. The Company repurchased 263,913 shares in the first quarter of 2012 for an aggregate cost of $166.2 million.

As of March 31, 2012, the Company has a remaining amount from all authorizations granted by the Board of Directors of $459.2 million to purchase its common stock.  The Company may make additional repurchases of shares under its stock repurchase programs, depending on prevailing market conditions, alternate uses of capital and other factors.  Whether and when to initiate and/or complete any purchase of common stock and the amount of common stock purchased will be determined in the Company’s complete discretion.

The Company’s Board of Directors has also given the Company the general authorization to repurchase shares of its common stock to satisfy employee withholding tax obligations related to stock-based compensation.  The Company repurchased 136,718 shares and 346,904 shares at aggregate costs of $88.0 million and $157.3 million in the three months ended March 31, 2012 and 2011, respectively, to satisfy employee withholding taxes related to stock-based compensation.

As of March 31, 2012, there were approximately 8.2 million shares of the Company’s common stock held in treasury.

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

The Company recognizes income tax expense related to income generated outside of the United States based upon the applicable tax rates and tax laws of the foreign countries in which the income is generated.  During the three months ended March 31, 2012 and 2011, the substantial majority of the Company’s foreign-sourced income has been generated in the Netherlands and the United Kingdom.  Income tax expense for the three months ended March 31, 2012 and 2011 differs from the expected tax expense at the U.S. statutory rate of 35%, primarily due to lower foreign tax rates, partially offset by state income taxes and certain non-deductible expenses.

Effective January 1, 2010, the Netherlands modified its corporate income tax law related to income generated from qualifying “innovative” activities (“Innovation Box Tax”).  Earnings that qualify for the Innovation Box Tax will effectively be taxed at the rate of 5% rather than the Dutch statutory rate of 25%.  Booking.com obtained a ruling from the Dutch tax authorities in February 2011 confirming that a portion of its earnings (“qualifying earnings”) is eligible for Innovation Box Tax treatment.   The ruling from the Dutch tax authorities is valid from January 1, 2010 through December 31, 2013 (the “Initial Period”).  In this ruling, the Dutch tax authorities require that the Innovation Box Tax benefit be phased in over a multi-year period.  The benefit is fully phased in starting in 2012. The amount of qualifying earnings expressed as a percentage of the total pretax earnings in the Netherlands will vary depending upon the level of total pretax earnings that is achieved in any given year.

In order to be eligible for Innovation Box Tax treatment, Booking.com must, among other things, apply for and obtain a research and development (“R&D”) certificate from a Dutch governmental agency every six months confirming that the activities that Booking.com intends to be engaged in over the subsequent six month period are “innovative.”  The R&D certificate is current but should Booking.com fail to secure such a certificate in any future period — for example, because the governmental agency does not view Booking.com’s new or anticipated activities as “innovative” — or should this agency determine that the activities contemplated to be performed in a prior year were not performed as contemplated or did not comply with the agency’s requirements, Booking.com may lose its certificate and, as a result, the Innovation Box Tax benefit may be reduced or eliminated.

Booking.com intends to reapply for continued Innovation Box Tax treatment in future periods. There can be no assurance that Booking.com’s application will be accepted, or that the amount of qualifying earnings or applicable tax rates will not be reduced at that time.  In addition, there can be no assurance that the tax law will not change in 2012 and/or future years resulting in a reduction or elimination of the tax benefit.

The Company currently estimates that its consolidated effective tax rate for 2012 will be lower by approximately four to six percentage points compared to what it would be if the Company did not have the benefit of the Innovation Box Tax. The Innovation Box Tax reduced the Company's consolidated effective tax rate for 2011 by approximately four percentage points.

The Company has significant deferred tax assets, resulting principally from domestic net operating loss carryforwards (“NOLs”) for U.S. federal income tax purposes generated from operating losses and equity-related transactions, including equity-based compensation and stock warrants. The NOLs mainly expire from December 31, 2019 to December 31, 2021.  The utilization of these NOLs is subject to limitation under Section 382 of the Internal Revenue Code ("IRC Section 382") and is also dependent on the Company’s ability to generate sufficient future taxable income. IRC Section 382 imposes limitations on the availability of a company’s net operating losses after a more than 50 percentage point ownership change occurs.  The IRC Section 382 limitation is based upon certain conclusions pertaining to the dates of ownership changes and the value of the Company on the dates of the ownership changes.  It was determined that ownership changes, as defined in IRC Section 382, occurred in 2000 and 2002.  The amount of the Company’s net operating losses incurred prior to each ownership change is limited based on the value of the Company on the respective dates of ownership change.  As of December 31, 2011, it was estimated that the remaining effect of IRC Section 382 will generally limit the total cumulative amount of net operating loss available to offset future taxable income to approximately $1.2 billion. Pursuant to IRC Section 382, subsequent ownership changes could further limit this amount.

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of these deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized.  The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future income, the carryforward periods available for tax reporting purposes, and other relevant factors.  The deferred tax asset at March 31, 2012 and December 31, 2011 amounted to $96.8 million and $147.8 million, net of the valuation allowance recorded, respectively.

The Company has recorded a non-current deferred tax liability in the amount of $45.7 million and $47.0 million million at March 31, 2012 and December 31, 2011, respectively, primarily related to the assignment of estimated fair value to certain purchased identifiable intangible assets associated with various international acquisitions.

As an international corporation providing hotel reservation services available around the world, the Company is subject to income taxes as well as non-income based taxes, in both the United States and various foreign jurisdictions.  Significant judgment is required in determining the Company’s worldwide provision for income taxes and other tax liabilities.  Although the Company believes that its tax estimates are reasonable, there is no assurance that the final determination of tax audits or tax disputes will not be different from what is reflected in the Company’s historical income tax provisions and accruals.  To date, we have been audited in several taxing jurisdictions with no significant impact on the Company's financial position, results of operations or cash flows.  The Internal Revenue Service initiated an audit of our 2009 and 2010 federal income tax returns in the third quarter of 2011 and such audit is on-going.

11.                               REDEEMABLE NONCONTROLLING INTERESTS

On May 18, 2010, the Company, through its wholly-owned subsidiary, Priceline.com International Limited (“PIL”), paid $108.5 million, net of cash acquired, to purchase a controlling interest of the outstanding equity of TravelJigsaw Holdings Limited and its operating subsidiary, TravelJigsaw Limited (collectively, “TravelJigsaw” now known as the rentalcars.com business), a Manchester, UK-based international rental car reservation service.

Certain key members of TravelJigsaw’s management team retained a noncontrolling ownership interest in TravelJigsaw Holdings Limited.  In addition, certain key members of the management team of Booking.com purchased a 3% ownership interest in TravelJigsaw from PIL in June 2010 (together with TravelJigsaw management’s investment, the “Redeemable Shares”).  The holders of the Redeemable Shares have the right to put their shares to PIL and PIL will have the right to call the shares in each case at a purchase price reflecting the fair value of the Redeemable Shares at the time of exercise.  Subject to certain exceptions, one-third of the Redeemable Shares have been or will be, as the case may be, subject to the put and call options in each of 2011, 2012 and 2013, respectively, during specified option exercise periods.  In April 2012 and April 2011, in connection with the exercise of March 2012 and March 2011 call and put options, PIL purchased a portion of the shares underlying redeemable noncontrolling interests for an aggregate purchase price of approximately $61.1 million and $13.0 million, respectively.  As a result of the April 2012 purchase, the redeemable noncontrolling interests in TravelJigsaw Holdings Limited were reduced from 19.0% to 12.7%.

Redeemable noncontrolling interests are measured at fair value, both at the date of acquisition and subsequently at each reporting period.  The redeemable noncontrolling interests are reported on the Company’s Unaudited Consolidated Balance Sheets in the mezzanine section in “Redeemable noncontrolling interests.”

A reconciliation of redeemable noncontrolling interests for the three months ended March 31, 2012 is as follows (in thousands):

2012
Balance, December 31, 2011	$127,045
Net loss attributable to redeemable noncontrolling interests	(154)
Fair value adjustments (1)	52,214
Currency translation adjustments	4,211
Balance, March 31, 2012	$183,316

(1)          The fair value of the redeemable noncontrolling interests was determined by industry peer comparable analysis and a discounted cash flow valuation model.

A reconciliation of redeemable noncontrolling interests for the three months ended March 31, 2011 is as follows (in thousands):

2011
Balance, December 31, 2010	$45,751
Net loss attributable to redeemable noncontrolling interests	(777)
Fair value adjustments (1)	10,355
Currency translation adjustments	2,209
Balance, March 31, 2011	$57,538

(1)          The fair value of the redeemable noncontrolling interests was determined by industry peer comparable analysis and a discounted cash flow valuation model.

12.                              ACCUMULATED OTHER COMPREHENSIVE LOSS

The table below provides the balances for each classification of accumulated other comprehensive loss as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Foreign currency translation adjustments, net of tax (1)	$(51,068)	$(88,312)
Net unrealized (loss) gain on marketable securities, net of tax (2)	(44)	730
Accumulated other comprehensive loss	$(51,112)	$(87,582)

(1)          Includes net gains from fair value adjustments at March 31, 2012 of $27.0 million after tax ($46.9 million before tax) and net gains from fair value adjustments at December 31, 2011 of $46.2 million after tax ($79.1 million before tax) associated with net investment hedges (See Note 5).  The remaining balance in currency translation adjustments excludes income taxes due to the Company’s practice and intention to reinvest the earnings of its foreign subsidiaries in those operations.

(2)          The unrealized loss before tax at March 31, 2012 was $0.1 million and the unrealized gain before tax at December 31, 2011 was $1.0 million.

13.                               COMMITMENTS AND CONTINGENCIES

Litigation Related to Hotel Occupancy and Other Taxes

The Company and certain third-party defendant online travel companies are currently involved in approximately forty lawsuits, including certified and putative class actions, brought by or against states, cities and counties over issues involving the payment of hotel occupancy and other taxes (i.e., state and local sales tax) and the Company’s “merchant” hotel business.  The Company’s subsidiaries Lowestfare.com LLC and Travelweb LLC are named in some but not all of these cases.  Generally, each complaint alleges, among other things, that the defendants violated each jurisdiction’s respective hotel occupancy tax ordinance with respect to the charges and remittance of amounts to cover taxes under each law.  Each complaint typically seeks compensatory damages, disgorgement, penalties available by law, attorneys’ fees and other relief.  The Company is also involved in one consumer lawsuit relating to, among other things, the payment of hotel occupancy taxes and service fees.  In addition, approximately sixty municipalities or counties, and at least six states, have initiated audit proceedings (including proceedings initiated by more than forty municipalities in California), issued proposed tax assessments or started inquiries relating to the payment of hotel occupancy and other taxes (i.e., state and local sales tax).  Additional state and local jurisdictions are likely to assert that the Company is subject to, among other things, hotel occupancy and other taxes (i.e., state and local sales tax) and could seek to collect such taxes, retroactively and/or prospectively.

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

 Litigation is subject to uncertainty and there could be adverse developments in these pending or future cases and proceedings.  For example, in October 2009, a jury in a San Antonio class action found that the Company and the other online travel companies that are defendants in the lawsuit “control” hotels for purposes of the local hotel occupancy tax ordinances at issue and are, therefore, subject to the requirements of those ordinances.  The court has not yet entered a final judgment in that case.  The Company intends to vigorously pursue an appeal of the judgment in that case, once it has been entered, on legal and factual grounds.

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

To the extent that any tax authority succeeds in asserting that the Company has a tax collection responsibility, or the Company determines that it has such a responsibility, with respect to future transactions, the Company may collect any such additional tax obligation from its customers, which would have the effect of increasing the cost of hotel room reservations to its customers and, consequently, could make the Company’s hotel service less competitive (i.e., versus the websites of other online travel companies or hotel company websites) and reduce hotel reservation transactions; alternatively, the Company could choose to reduce the compensation for its services on “merchant” hotel transactions.  Either action could have a material adverse effect on the Company’s business and results of operations.

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

Reserve for Hotel Occupancy and Other Taxes

As a result of this litigation and other attempts by jurisdictions to levy similar taxes, the Company has established an accrual for the potential resolution of issues related to hotel occupancy and other taxes in the amount of approximately $33 million at both March 31, 2012 and December 31, 2011 (which includes, among other things, amounts related to the litigation in San Antonio). The accrual is based on the Company's estimate of the probable cost of resolving these issues. The actual cost may be less or greater, potentially significantly, than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount accrued cannot be reasonably made.

Developments in and after the Quarter Ended March 31, 2012

In the quarter ending March 31, 2012, three new actions commenced. State of Mississippi v. Priceline.com, Inc., et al., (Hinds County Chancery Court)(filed January 2012), a putative class action filed on behalf of residents of the state of Mississippi, asserts violation of the state's hotel occupancy tax and also asserts claims under Mississippi's consumer protection statute. The Company intends to vigorously defend these claims. In Expedia Inc. et al v. City of Portland (Circuit Court of the State of Oregon for the County of Multnomah) (filed February 17, 2012), the Company filed a declaratory action seeking a declaration that the plaintiffs are not subject to local occupancy tax after the City of Portland and Multnomah County issued audit notices to the Company and other online travel companies. Defendant City of Portland filed a motion to dismiss on March 30, 2012. In Expedia, Inc., et al. v. City and County of Denver, et al, (District Court for Denver) (filed March 2012), the Company and other online travel companies are seeking review of the administrative hearing officer's decision.

On April 19, 2012, in Leon County, et al. v. Expedia, Inc., et al. (2d Judicial Cir. Ct. for Leon County, Florida), the Florida Second Judicial Circuit Court orally denied the Counties' motion for summary judgment and granted a motion for summary judgment in favor of the defendants, dismissing the action. The Company expects the Counties to file a notice of appeal once the trial court enters its final judgment. In City of Goodlettsville, Tennessee, et al. v. priceline.com Incorporated, et

al. (U.S. District Court for the Middle District of Tennessee), a certified class action on behalf of Tennessee cities and counties, the court granted summary judgment in favor of defendants on February 21, 2012. On April 13, 2012, in City of Birmingham, Alabama, et al. v. Orbitz, Inc., et al. (Circuit Court of Jefferson County, Alabama), the Alabama Supreme Court affirmed summary judgment in favor of the defendants on claims by several Alabama cities. On February 17, 2012, in City of Bowling Green, Kentucky v. Hotels.com LP et al. (Warren Cir. Ct., Kentucky, Div. 1; filed in March 2009); (Commonwealth of Kentucky Court of Appeals; appeal filed in April 2010), the Kentucky Supreme Court declined to hear Bowling Green's appeal so the Court of Appeal's ruling affirming the lower court's dismissal of the case stands. In City of Branson, Missouri v. Hotels.com, LP., et al. (Circuit Court of Greene County, Missouri), the trial granted defendants' motion to dismiss on January 31, 2012. Plaintiff has filed a notice of appeal. On March 8, 2012, the Company received notice that the New Mexico Taxation and Revenue Department completed its audit and administrative review of priceline.com's state and local sales and use tax and concluded that priceline.com did not owe the tax.

In addition to these developments, a discussion of the remaining legal proceedings listed below can be found in the section titled “Legal Proceedings” of the Company's Annual Report on Form 10-K for the year ended December 31, 2011. The Company intends to vigorously defend against the claims in all of the proceedings described below.

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

•	Elizabeth McAllister, et al. v. Hotels.com L.P., et al., (Circuit Court of Saline County, Arkansas; filed February in 2011)

•	Town of Breckenridge, Colorado v. Colorado Travel Company, LLC, et al. (District Court for Summit County, Colorado; filed in July 2011)

•	County of Nassau v. Expedia, Inc., et al. (Supreme Court of Nassau County, New York; filed in September 2011)

Actions Filed on Behalf of Individual Cities, Counties and States

Such actions include:

•
City of Findlay, Ohio v. Hotels.com, L.P., et al. (U.S. District Court for the Northern District of Ohio; filed in October 2005); (U.S. Court of Appeals for the Sixth Circuit; appeal filed in December 2010); and City of Columbus, Ohio, et al. v. Hotels.com, L.P., et al. (U.S. District Court for the Southern District of Ohio; filed in August. 2006); (U.S. District Court for the Northern District of Ohio) (U.S. Court of Appeals for the Sixth Circuit; appeal filed in December 2010)

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

•	City of Branson, Missouri v. Hotels.com, LP., et al. (Circuit Court of Greene County, Missouri; filed in December 2006); (Missouri Court of Appeals; appeal filed February 2012)

•
City of Houston, Texas v. Hotels.com, LP., et al. (District Court of Harris County, Texas; filed in March 2007); (Texas 14th Court of Appeals; appeal filed in April 2010); (Texas Supreme Court; petition for review filed in January 2012)

•	The Village of Rosemont, Illinois v. Priceline.com, Inc., et al. (U.S. District Court for the Northern District of Illinois; filed in July 2009)

•
Leon County, et al. v. Expedia, Inc., et al. (Second Judicial Circuit Court for Leon County, Florida; filed Nov. 2009); Leon County v. Expedia, Inc. et al. (Second Judicial Circuit Court for Leon County, Florida; filed in December 2009)

•	Baltimore County, Maryland v. Priceline.com, Inc., et al. (U.S. District Court for the District of Maryland; filed in May 2010)

•	City of Santa Monica v. Expedia, Inc., et al. (California Superior Court, Los Angeles County; filed in June 2010)

•	Hamilton County, Ohio, et al. v. Hotels.com, L.P., et al. (U.S. District Court for the Northern District Of Ohio; filed in August 2010)

•	State of Florida Attorney General v. Expedia, Inc., et al. (Circuit Court - Second Judicial Circuit, Leon County, Florida; filed in November 2010)

•	Montana Department of Revenue v. Priceline.com, Inc., et al. (First Judicial District Court of Lewis and Clark County, Montana; filed in November 2010)

•	Montgomery County, Maryland v. Priceline.com, Inc., et al. (United States District Court for the District of Maryland; filed in December 2010)

•	District of Columbia v. Expedia, Inc., et al. (Superior Court of District of Columbia; filed in March 2011)

•	Volusia County, et al. v. Expedia, Inc., et al. (Circuit Court for Volusia County, Florida; filed in April 2011)

•	State of Mississippi v. Priceline.com Inc., et al., (Chancery Court of Hinds County, Mississippi; filed in January 2012)

The Company has also been informed by counsel to the plaintiffs in certain of the aforementioned actions that various, undisclosed municipalities or taxing jurisdictions may file additional cases against the Company, Lowestfare.com LLC and Travelweb LLC in the future.

Judicial Actions Relating to Assessments Issued by Individual Cities, Counties and States

The Company may seek judicial review of assessments issued by an individual city or county. Currently pending actions seeking such a review include:

•	Priceline.com, Inc., et al. v. Broward County, Florida (Circuit Court - Second Judicial Circuit, Leon County, Florida; filed in January 2009)

•	Priceline.com Inc., et al. v. City of Anaheim, California, et al. (California Superior Court, County of Orange; filed in February 2009); (California Superior Court, County of Los Angeles)

•	Priceline.com, Inc. v. Indiana Department of State Revenue (Indiana Tax Court; filed in March 2009)

•	Priceline.com, Inc., et al. v. City of San Francisco, California, et al. (California Superior Court, County of San Francisco; filed in June 2009); (California Superior Court, County of Los Angeles)

•	Priceline.com, Inc. v. Miami-Dade County, Florida, et al. (Eleventh Judicial Circuit Court for Miami Dade, County, Florida; filed in December 2009)

•	Priceline.com Incorporated, et al. v. Osceola County, Florida, et al. (Circuit Court of the Second Judicial Circuit, in and For Leon County, Florida; filed in January 2011)

•
In the Matter of the Tax Appeal of priceline.com Inc., In the Matter of the Tax Appeal of Lowestfare.com LLC and In the Matter of the Tax Appeal of Travelweb LLC  (Tax Appeal Court of the State of Hawaii; filed in March 2011)

•	Expedia, Inc. et al. v. City of Portland (Circuit Court for Multnomah County, Oregon, filed in February 2012)

•	Expedia, Inc., et al. v. City and County of Denver, et al. (District Court for Denver County, Colorado, filed in March 2012)

The Company intends to prosecute vigorously its claims in these actions.

Consumer Class Actions

•
In Chiste, et al. v. priceline.com Inc., et al. (United States District Court for the Southern District of New York; filed in December 2008) the court granted the Company's motion to dismiss all claims against it except the breach of fiduciary claim, which, on June 21, 2011, the court ordered transferred to Illinois. On July 11, 2011, the case was transferred to the United States District Court for the Northern District of Illinois for resolution of the remaining claim, which was consolidated under Peluso v. Orbitz.com, et al., 11 Civ. 4407 on July 14, 2011. On July 13, 2011, plaintiffs filed notices of appeal of the court's orders in the Southern District of New York. On July 26, 2011, the Peluso court granted plaintiff's motion to voluntarily dismiss the claim against the Company in the Northern District of Illinois. The consolidated action, Peluso, however, remains pending. On August 5, 2011, the Company moved to dismiss the appeal. On December 6, 2011, the Court of Appeals for the Second Circuit dismissed the appeal.

The Company intends to defend vigorously against the claims in all of the on-going proceedings described above.

Administrative Proceedings and Other Possible Actions

At various times, the Company has also received inquiries or proposed tax assessments from municipalities and other taxing jurisdictions relating to the Company’s charges and remittance of amounts to cover state and local hotel occupancy and other related taxes.  Among others, the City of Philadelphia, Pennsylvania; the City of Phoenix, Arizona (on behalf of itself and 12 other Arizona cities); the City of Paradise Valley, Arizona; the City of Portland and County of Multnomah, Oregon, and state tax officials from Arkansas, Florida, Louisiana, Maryland, Ohio, Pennsylvania, Texas, West Virginia, Wisconsin, and Wyoming have begun formal or informal administrative procedures or stated that they may assert claims against the Company relating to allegedly unpaid state or local hotel occupancy or related taxes.  Since late 2008, the Company has received audit notices from more than forty cities in the state of California.  The Company is engaged in audit proceedings in each of those cities.  The Company has also been contacted for audit by five counties in the state of Utah, thirteen cities in the state of Utah, and by the City of St. Louis, Missouri.

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

OFT Inquiry

In September 2010, the United Kingdom's Office of Fair Trading (the “OFT”), the competition authority in the U.K., announced it was conducting a formal early stage investigation into suspected breaches of competition law in the hotel online booking sector and had written to a number of parties in the industry to request information. Specifically, the investigation focuses upon whether there are agreements or concerted practices between hotels and online travel companies and/or hotel room reservation “wholesalers” relating to the fixed or minimum resale prices of hotel room reservations. In September 2010, Booking.com B.V. and priceline.com Incorporated, on behalf of Booking.com, received a Notice of Inquiry from the OFT; the Company and Booking.com are cooperating with the OFT's investigation.  The Company is unable at this time to predict the outcome of the OFT's investigation and the impact, if any, on the Company's business, financial condition and results of operations.

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

Overview

We are a leading online travel company that offers our customers hotel room reservations at over 235,000 hotels worldwide through the Booking.com, priceline.com and Agoda.com brands. In the United States, we also offer our customers reservations for car rentals, airline tickets, vacation packages, destination services and cruises through the priceline.com brand. We offer car rental reservations worldwide through rentalcars.com (formerly known as TravelJigsaw), which we acquired in May 2010.

We launched our business in the United States in 1998 under the priceline.com brand and have since expanded our operations to include the Booking.com, Agoda.com and rentalcars.com companies.  Our principal goal is to serve our customers with worldwide leadership in online hotel and rental car reservations.  Our business is driven primarily by international results. During the year ended December 31, 2011, our international business (the significant majority of which is generated by Booking.com) represented approximately 78% of our gross bookings (an operating and statistical metric referring to the total dollar value, generally inclusive of all taxes and fees, of all travel services purchased by our customers), and approximately 88% of our consolidated operating income. Given that the business of our international operations is primarily comprised of hotel reservation services, gross profit earned in connection with the reservation of hotel room nights represents a substantial majority of our gross profit.

Our priceline.com brand in the United States offers merchant Name Your Own Price® travel services (sometimes referred to as "opaque" travel services), which are recorded in revenue on a "gross" basis and have associated cost of revenue. Retail, or price-disclosed, travel services offered by both our U.S. and international brands are recorded in revenue on a "net" basis and have no associated cost of revenue. Therefore, revenue increases and decreases are impacted by changes in the mix of our revenues between Name Your Own Price® and retail travel services. Gross profit reflects the net margin earned for both our Name Your Own Price® and retail travel services. Consequently, gross profit has become an increasingly important measure of evaluating growth in our business. At present, we derive substantially all of our gross profit from the following sources:

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

In addition, many governments around the world, including the United States and certain European governments, are operating at very large financial deficits. Governmental austerity measures aimed at reducing deficits have created political challenges and could impair the economic recovery and adversely affect travel demand. Weak economic growth and elevated unemployment rates in the economies of such countries could cause, contribute to, or be indicative of, deteriorating macro-economic conditions. Recently, we have experienced volatility in the growth rates for transactions booked and cancellations for our international business. We have also observed a decline in transaction growth rates and weaker trends in hotel average daily rates ("ADRs") for certain southern European countries, likely due to the impact of weak economic conditions and sovereign debt concerns. This volatility makes it more difficult to predict longer-term trends and the future impact of macro-economic weakness on our business. Finally, higher oil prices are contributing to higher airline ticket prices and are likely to adversely impact consumer discretionary funds available to be spent on travel.

Large, established Internet search engines with substantial resources and expertise in developing online commerce and facilitating Internet traffic are creating - and we believe intend to further create - inroads into online travel, both in the United States and internationally. For example, Google launched "Hotel Finder," a utility that allows users to search and compare hotel accommodations based on parameters set by the user and recently began placing Hotel Finder at the top of hotel-related search advertisements. Google also recently launched a new flight search tool that enables users to find fares, schedules and availability directly on Google and excludes online travel agent ("OTA") participation within the search results. In addition, Microsoft launched Bing Travel, which searches for airfare and hotel reservations online and predicts the best time to purchase them. "Meta-search" sites leverage their search technology to aggregate travel search results for the searcher's specific itinerary across supplier, travel agent and other websites and, in many instances, compete directly with us for customers. Furthermore, certain suppliers limit OTA participation within the meta-search results. Some meta-search sites, such as Kayak.com, which offers its users the ability to make hotel reservations directly on its website, may evolve into more traditional online travel sites. These initiatives, among others, illustrate a clear intention to more directly appeal to travel consumers by showing consumers more detailed travel search results, including specific information for travelers' own itineraries, which could lead to suppliers or others gaining a larger share of search traffic or may ultimately lead to search engines maintaining transactions within their own websites. If Google, as the single largest search engine in the world, or Bing, or other leading search engines refer significant traffic to these or other travel services that they develop in the future, it could result in, among other things, more competition from supplier websites and higher customer acquisition costs for third-party sites such as ours and could have a material adverse effect on our business, results of operations and financial condition.

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

Over the recent past, there has been a proliferation of new channels through which hotels can offer hotel room reservations.  For example, hotels are increasingly offering hotel room reservations through “daily deal” websites such as Groupon and Living Social, which sell coupons to customers at a substantial discount.  In 2011, Expedia, one of our largest competitors, entered into a partnership with Groupon to sell hotel room reservations to Groupon customers under the “Groupon Getaways” brand name. New entrants, such as BackBid, GuestMob and Tingo, have developed new and differentiated offerings that endeavor to provide savings on hotel rooms to consumers and that compete directly with us.  If any of these new services are successful, we may experience less demand for our services and are likely to face more competition for access to the limited supply of discounted hotel room rates.

While the vast majority of online hotel bookings are generated through typical desktop and laptop computers, an increasing number of our hotel bookings are being made through mobile websites and applications.  Our major competitors and certain new market entrants are offering mobile applications that provide proprietary last-minute discounts for hotel bookings and other functionality. A number of our brands have made significant progress creating new hotel mobile products, which have received strong reviews and solid download trends.  While we believe that mobile bookings present an opportunity for incremental growth, if we are unable to continue to rapidly innovate and create new and differentiated mobile products, we could lose market share to new entrants and traditional competitors.

International Trends. The size of the travel market outside of the United States is substantially greater than that within the United States. Historically, Internet adoption rates and e-commerce adoption rates of international consumers have trailed those of the United States. However, international consumers are rapidly moving to online means for purchasing travel.

Accordingly, recent international online travel growth rates have substantially exceeded, and are expected to continue to exceed, the growth rates within the United States. We expect that over the long-term, international online travel growth rates will follow a similar trend to that experienced in the United States. In addition, the base of hotel suppliers in Europe and Asia is particularly fragmented compared to that in the United States, where the hotel market is dominated by large hotel chains. We believe online reservation systems like ours may be more appealing to small chains and independent hotels more commonly found outside of the United States. Our growth has primarily been generated by our international hotel reservation service brands, Booking.com and Agoda.com. Booking.com, our most significant brand, currently includes over 210,000 hotels and accommodations on its website as compared to about 135,000 hotels and accommodations last year (updated hotel and accommodation counts are available on the Booking.com website). Booking.com has added hotels and accommodations over the past year in its core European market as well as higher-growth markets such as North America (which is a newer market for Booking.com), Asia-Pacific and South America. An increasing amount of our business from both a destination and point-of-sale perspective is conducted in these newer markets which are growing faster than our overall growth rate. We believe that the opportunity to continue to grow our business exists for the markets in which we operate. We believe these trends and factors have enabled us to become the top online hotel reservation service provider in the world as measured by room nights booked.

As our international operations have become significant contributors to our results and international hotel bookings have become of increased importance to our earnings, we have seen, and expect to continue to see, changes in certain of our operating expenses and other financial metrics. For example, because Booking.com and Agoda.com utilize online search, price comparison and travel research websites, and affiliate marketing as the principal means of generating traffic to their websites, our online advertising expense has increased significantly over recent years, a trend we expect to continue throughout 2012 and beyond. In addition, certain newer markets in which we operate that are in earlier stages of development have lower operating margins compared to more mature markets, which could have a negative impact on our overall margins as these markets increase in size over time. Also, we intend to continue to invest in adding hotels and accommodations to our websites. Many of these newer properties we add, especially in highly penetrated markets, may have fewer rooms or lower ADRs, and may appeal to a smaller subset of customers (for example, hostels and bed and breakfasts) and therefore may also negatively impact our margins over time.

Another impact of the growing importance of Booking.com, Agoda.com and rentalcars.com is our increased exposure to foreign currency exchange risk. Because we are conducting a significant and growing portion of our business outside the United States and are reporting our results in U.S. Dollars, we face exposure to adverse movements in currency exchange rates as the financial results of our international operations are translated from local currency (principally the Euro and the British Pound Sterling) into U.S. Dollars upon consolidation. A strengthening of the Euro increases our Euro-denominated net assets, gross bookings, gross profit, operating expenses, and net income as expressed in U.S. Dollars, while a weakening of the Euro decreases our Euro-denominated net assets, gross bookings, gross profit, operating expenses, and net income as expressed in U.S. Dollars. Greece, Ireland, Portugal and certain other European Union countries with high levels of sovereign debt have had difficulty refinancing their debt. Concern around devaluation or abandonment of the Euro common currency, or that sovereign default risk may be more widespread and could include the United States, has led to significant volatility in the exchange rate between the Euro, the U.S. Dollar and other currencies. We generally enter into derivative instruments to minimize the impact of short-term currency fluctuations on our consolidated operating results. However, such derivative instruments are short term in nature and not designed to hedge against currency fluctuation that could impact our foreign currency denominated gross bookings, revenue or gross profit (see Note 5 to the Unaudited Consolidated Financial Statements for additional information on our derivative contracts). For example, while revenue from our international operations grew on a local currency basis by approximately 65% for the three months ended March 31, 2012, compared to the same period in 2011, as a result of the negative impact of currency exchange rates, revenue from our international operations as reported in U.S. Dollars grew 59% year-over-year.

Domestic Trends. Competition in domestic online travel remains intense and traditional online travel companies are creating new promotions and consumer value features in an effort to gain a competitive advantage. In particular, the competition to provide "opaque" hotel services to consumers, an area in which priceline.com has been a leader, has become more intense over the recent past. For example, in the fourth quarter of 2010, Expedia began making opaque hotel room reservations available on its principal website under the name "Expedia Unpublished Rates" and has been supporting the initiative with a national television advertising campaign as well as funding steeper discounts through lower margins. New entrants, including BackBid, GuestMob and Tingo, endeavor to provide savings on hotel rooms. In addition, in 2009, Travelocity launched an opaque price-disclosed hotel booking service. As with our Name Your Own Price® hotel booking service, for these services, the name of the hotel is not disclosed until after purchase. We believe these new offerings, in particular Expedia Unpublished Rates, have adversely impacted the market share and year-over-year growth rate for our opaque hotel service, which experienced a modest decline in room night reservations in the first quarter of 2012 compared to the same period in 2011. These and other competitors could also launch opaque rental car services, which could negatively impact our Name Your Own Price® rental car service. In addition, hotels are increasingly offering discounted hotel room reservations through "daily deal" websites such as Groupon and Living Social. If Expedia or Travelocity are successful in growing their opaque hotel service, and/or "daily deal" websites are successful in garnering a sizable share of discounted hotel bookings, we may have less consumer demand for our opaque hotel service over time and we are likely to face more competition for access to the limited supply of discounted hotel room rates. As a result, we believe our share of the discount hotel market in the United States could further decrease.

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

While demand for online travel services in the United States continues to experience annualized growth, we believe that the domestic market share of third-party distributors is impacted in part by a concerted initiative by travel suppliers to direct customers to their own websites in an effort to reduce distribution expenses and establish more direct control over their pricing. The launch of Room Key discussed above is demonstrative of such efforts. In addition, certain suppliers have attempted to charge additional fees to customers who book airline reservations through an online channel other than their own website. Suppliers who sell on their own websites typically do not charge a processing fee, and, in some instances, offer advantages such as web-only fares, bonus miles or loyalty points, which could make their offerings more attractive to consumers than models like ours.

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

Seasonality. A meaningful amount of retail gross bookings are generated early in the year, as customers plan and reserve their spring and summer vacations in Europe and North America. However, we do not recognize associated revenue until future quarters when the travel occurs. From a cost perspective, we expense the substantial majority of our advertising activities as they are incurred, which is typically in the quarter in which bookings are generated. As a result, we typically experience our highest levels of profitability in the second and third quarters of the year, which is when we experience the highest levels of booking and travel consumption for the year for our North American and European businesses. However, we experience the highest levels of booking and travel consumption for our Asia-Pacific and South American businesses in the first and fourth quarters. Therefore, if these businesses continue to grow faster than our North American and European businesses, our operating results for the first and fourth quarters of the year may become more significant over time as a percentage of full year operating results. In addition, Our Name Your Own Price® services are generally non-refundable in nature, and accordingly, we recognize travel revenue at the time a booking is generated. However, we recognize revenue generated from our retail hotel services, including Booking.com and Agoda.com, at the time that the customer checks out of the hotel. Therefore, if our retail hotel business continues to grow, we expect our quarterly results to become increasingly impacted by these seasonal factors.

Other Factors. We believe that our success will depend in large part on our ability to maintain profitability, primarily from our hotel business, to continue to promote the Booking.com, Agoda.com and rentalcars.com brands internationally and the priceline.com brand in the United States, and, over time, to offer other travel services and further expand into other international markets. Factors beyond our control, such as worldwide recession, higher oil prices, terrorist attacks, unusual weather patterns, natural disasters such as earthquakes, hurricanes, tsunamis, floods, volcanic eruptions (such as the April 2010 eruption of a volcano in Iceland), travel related health concerns including pandemics and epidemics such as Influenza H1N1, avian bird flu and SARS, political instability, regional hostilities, imposition of taxes or surcharges by regulatory authorities, travel related accidents or the withdrawal from our system of a major hotel supplier or airline, could adversely affect our business and results of operations and impair our ability to effectively implement all or some of the initiatives described above.

For example, in early 2011, Japan was struck by a major earthquake, tsunami and nuclear emergency. Japan is an important source of travel demand for Agoda.com, and these crises had an adverse impact on travel demand originating in Japan and demand for Japanese destinations. In October 2011, severe flooding in Thailand, a key market for our Agoda.com business and the Asian business of Booking.com, negatively impacted booking volumes and cancellation rates in this market. In addition, in early 2010, Thailand experienced disruptive civil unrest, which caused the temporary relocation of Agoda.com's Thailand-based operations. Future natural disasters or civil or political unrest could further disrupt our business and operations.

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

Results of Operations

Three Months Ended March 2012 compared to the Three Months Ended March 31, 2011

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

Gross bookings resulting from hotel room night reservations, rental car days and airline tickets reserved through our domestic and international operations for the three months ended March 31, 2012 and 2011 were as follows (numbers may not total due to rounding):

	Three Months Ended March 31, (in millions)
	2012	2011	Change
Domestic	$1,260	$1,129	11.7%
International	5,451	3,536	54.2%
Total	$6,712	$4,665	43.9%

Gross bookings increased by 43.9% for the three months ended March 31, 2012, compared to the same period in 2011, principally due to 47.0% growth in hotel room night reservations, partly offset by slower growth rates for our non-hotel businesses.  The 54.2% increase in international gross bookings (growth on a local currency basis was approximately 58%) was attributable to growth in international hotel room night reservations for our Booking.com and Agoda.com businesses, as well as higher average daily rates charged for hotel stays and growth in international rental car reservations for our rentalcars.com business.  Domestic gross bookings increased by 11.7% for the three months ended March 31, 2012, compared to the same period in 2011, primarily due to growth in price-disclosed airline ticket reservations, hotel room night reservations and rental car day reservations, and Name Your Own Price®  rental car day reservations.  Higher average daily rates (“ADRs”) drove growth in gross bookings related to our Name Your Own Price® hotel business despite a modest year-over-year decline in Name Your Own Price® hotel room night reservations in the three months ended March 31, 2012. Name Your Own Price® airline ticket reservations decreased significantly in the three months ended March 31, 2012, compared to the same period in 2011, due to the limited availability of discounted airline capacity.

Gross bookings resulting from reservations of hotel room nights, rental car days and airline tickets made through our agency and merchant models for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31, (in millions)
	2012	2011	Change
Agency	$5,528	$3,781	46.2%
Merchant	1,184	884	34.0%
Total	$6,712	$4,665	43.9%

Agency gross bookings increased 46.2% for the three months ended March 31, 2012, compared to the same period in 2011, due to growth in Booking.com hotel room night reservations.  Our U.S. priceline.com business also experienced growth in reservations of agency price-disclosed hotel room nights, airline tickets and rental car days.  Merchant gross bookings increased 34.0% for the three months ended March 31, 2012, compared to the same period in 2011, due to an increase in the sale of Agoda.com hotel room night reservations, rentalcars.com rental car day reservations, priceline.com merchant price-disclosed hotel room night reservations and Name Your Own Price® rental car day reservations.  Higher ADRs drove growth in gross bookings related to our Name Your Own Price® hotel business despite a modest year-over-year decline in Name Your Own Price® hotel room night reservations in the three months ended March 31, 2012. Name Your Own Price® airline ticket reservations decreased significantly in the three months ended March 31, 2012, compared to the same period in 2011, due to the limited availability of discounted airline capacity.

	Hotel Room Nights		Rental Car Days		Airline Tickets

Three Months ended March 31, 2012	45.9	million	6.9	million	1.6	million

Three Months ended March 31, 2011	31.2	million	4.9	million	1.6	million

Hotel room night reservations increased by 47.0% for the three months ended March 31, 2012, compared to the same period in 2011, principally due to an increase in Booking.com, Agoda.com and priceline.com price-disclosed hotel room night reservations, partially offset by a modest decline in Name Your Own Price® hotel room night reservations.  Booking.com, our most significant brand, currently includes over 210,000 hotels on its website as compared to about 135,000 hotels last year (updated hotel counts are available on the Booking.com website).  Booking.com has added hotels over the past year in its core European market as well as higher-growth markets such as North America (which is a newer market for Booking.com), Asia-Pacific and South America.  An increasing amount of our business from a destination and point-of-sale perspective is conducted in these newer markets which are growing faster than our overall growth rate.  Our U.S. priceline.com agency hotel reservations benefited from the integration of hotels from the Booking.com extranet on the priceline.com website.

Rental car day reservations increased by 40.6% for the three months ended March 31, 2012, compared to the same period in 2011, due primarily to an increase in rental car day reservations for our rentalcars.com business, priceline.com price-disclosed and Name Your Own Price® rental car days.

Airline ticket reservations increased by 4.9% for the three months ended March 31, 2012, compared to the same period in 2011, due to an increase in price-disclosed airline ticket reservations partially offset by a decrease in Name Your Own Price® airline ticket reservations.

Revenues

Merchant revenues are derived from transactions where we are the merchant of record and therefore charge the customer's credit card for the travel services provided. Merchant revenues include (1) transaction revenues representing the selling price of Name Your Own Price® hotel room reservations, rental cars and airline tickets and price-disclosed vacation packages; (2) transaction revenues representing the amount charged to a customer, less the amount charged by suppliers in connection with (a) the hotel room reservations provided through our merchant price-disclosed hotel service in the United States and at Agoda.com, and (b) the rental car reservations provided through our merchant semi-opaque rental car service at rentalcars.com, which allows customers to see the price of the reservation prior to purchase but not the identity of the supplier; (3) customer processing fees charged in connection with the sale of Name Your Own Price® airline tickets, hotel room reservations and rental cars and merchant price-disclosed hotel reservations; and (4) ancillary fees, including GDS reservation booking fees related to certain of the services listed above.

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

Other revenues are derived primarily from selling advertising on our websites.

	Three Months Ended March 31,
	$000
	2012	2011	Change
Merchant Revenues	$496,409	$454,804	9.1%
Agency Revenues	537,627	351,422	53.0%
Other Revenues	3,211	3,094	3.8%
Total Revenues	$1,037,247	$809,320	28.2%

Merchant Revenues

Merchant revenues for the three months ended March 31, 2012 increased 9.1%, compared to the same period in 2011, primarily due to increases in Agoda.com price-disclosed hotel room night reservations, rental car day reservations for our rentalcars.com business, priceline.com Name Your Own Price® rental car reservations, and priceline.com price-disclosed hotel room night reservations, partially offset by a decline in Name Your Own Price®  airline ticket reservations and Name Your Own Price® hotel room night reservations. Merchant revenue growth over the prior year period was substantially lower than merchant gross bookings growth because Name Your Own Price® revenues, which are recorded “gross” with a corresponding cost of revenue, represented a smaller percentage of total merchant revenues compared to other merchant revenues, which are primarily recorded “net” with no corresponding cost of revenues.  For this reason, our merchant revenues are disproportionately affected by our Name Your Own Price® business.

Agency Revenues

Agency revenues for the three months ended March 31, 2012 increased 53.0%, compared to the same period in 2011, primarily as a result of growth in the business of Booking.com.  Our U.S. agency hotel room reservations benefited from the integration of hotels from the Booking.com extranet on the priceline.com website.

Other Revenues

Other revenues during the three months ended March 31, 2012 consisted primarily of advertising revenues.  Other revenues for the three months months ended March 31, 2012 increased 3.8% compared to the same periods in 2011.

Cost of Revenues and Gross Profit

	Three Months Ended March 31,
	$000
	2012	2011	Change
Cost of Revenues	$293,959	$303,512	(3.1)%
% of Merchant Revenues	59.2%	66.7%

Cost of Revenues

For the three months ended March 31, 2012, cost of revenues consisted primarily of: (1) the cost of Name Your Own Price® hotel room reservations from our suppliers, net of applicable taxes, (2) the cost of Name Your Own Price® rental cars from our suppliers, net of applicable taxes; and (3) the cost of Name Your Own Price® airline tickets, net of the federal air transportation tax, segment fees and passenger facility charges imposed in connection with the sale of airline tickets. Cost of revenues for the three months ended March 31, 2012 decreased by 3.1%, compared to the same period in 2011, primarily due to a decrease in opaque airline ticket reservations and Name Your Own Price® hotel room night reservations. Merchant price-disclosed hotel room and car rental reservations are recorded in merchant revenues net of the amounts paid to suppliers and therefore, there is no associated cost of revenues for merchant price-disclosed hotel revenues. Cost of revenues as a percentage of their associated merchant revenues decreased primarily due to the increase in merchant price-disclosed hotel revenues and the addition of rentalcars.com merchant revenue, all of which are recorded on a "net" basis.

Agency revenues are recorded at their net amount, which are amounts received less amounts paid to suppliers, if any, and therefore, there are no costs of agency revenues.

Gross Profit

	Three Months Ended March 31,
	$000
	2012	2011	Change
Gross Profit	$743,288	$505,808	47.0%
Gross Margin	71.7%	62.5%

Total gross profit for the three months ended March 31, 2012 increased by 47.0% compared to the same period in 2011, primarily as a result of increased revenue discussed above.  Total gross margin (gross profit expressed as a percentage of total revenue) increased during the three months ended March 31, 2012 compared to the same period in 2011, because Name Your Own Price® revenues, which are recorded “gross” with a corresponding cost of revenue, represented a smaller percentage of total revenues compared to retail, price-disclosed revenues which are primarily recorded “net” with no corresponding cost of revenues.  Because Name Your Own Price® transactions are reported “gross” and retail transactions are primarily recorded on a “net” basis, we believe that gross profit has become an increasingly important measure of evaluating growth in our business.  Our international operations accounted for approximately $616.6 million of our gross profit for the three months ended March 31, 2012, which compares to $388.2 million for the same period in 2011.  Gross profit attributable to our international operations increased, on a local currency basis, by approximately 65% for the three months ended March 31, 2012 compared to the same period in 2011.

Operating Expenses

Advertising

	Three Months Ended March 31,
	$000
	2012	2011	Change
Online Advertising	$277,136	$185,108	49.7%
% of Total Gross Profit	37.3%	36.6%
Offline Advertising	$11,157	$11,614	(3.9)%
% of Total Gross Profit	1.5%	2.3%

Online advertising expenses primarily consist of the costs of (1) search engine keyword purchases; (2) referrals from meta-search and travel research websites; (3) affiliate programs; (4) banner and pop-up advertisements; and (5) e-mail campaigns. For the three months ended March 31, 2012, online advertising expenses increased over the same period in 2011, primarily to support increased hotel room night reservations for Booking.com and Agoda.com, increased rental car day reservations for rentalcars.com and increased travel reservations for priceline.com. Online advertising as a percentage of gross profit increased for the three months ended March 31, 2012, compared to the same period in 2011. The increase is driven primarily by brand mix rather than a change in the fundamental efficiency of our advertising by brand. Our international operations are growing faster than our priceline.com business in the United States, and spend a higher percentage of gross profit on online advertising, a trend which we expect to continue. Furthermore, we are obtaining an increasing share of traffic through online advertising, a trend which we also expect to continue. We generally recognize advertising expense as incurred, but recognize the gross profit for price-disclosed hotel room and rental car reservations when the travel is completed.

Offline advertising expenses are related to our domestic television, print and radio advertising for priceline.com. For the three months ended March 31, 2012, offline advertising decreased compared to the same period in 2011.

Sales and Marketing

	Three Months Ended March 31,
	$000
	2012	2011	Change
Sales and Marketing	$45,537	$34,778	30.9%
% of Total Gross Profit	6.1%	6.9%

Sales and marketing expenses consist primarily of (1) credit card processing fees associated with merchant transactions; (2) fees paid to third-parties that provide call center, website content translations and other services; (3) provisions for credit card chargebacks; and (4) provisions for bad debt, primarily related to agency hotel commission receivables. For the three months ended March 31, 2012, sales and marketing expenses, which are substantially variable in nature, increased over the same period in 2011, primarily due to increased gross booking volumes as well as expenses related to increased content translations. Our U.S. merchant business benefited from the impact of reduced credit card processing fees resulting from Durbin Amendment to the Dodd-Frank Financial Reform and Consumer Protection Act (which amendment caps the interchange fee for debit card transactions and went into effect on October 1, 2011), partially offset by the impact of higher costs for our Agoda.com business resulting from increases in foreign currency transactions and increased cancellation rates. Sales and marketing expenses as a percentage of gross profit is typically higher for our merchant business because it incurs credit card processing fees. Our merchant business grew more slowly than our agency business, and as a result, sales and marketing expenses as a percentage of total gross profit for the three months ended March 31, 2012 declined compared to the same period in 2011.

Personnel

	Three Months Ended March 31,
	$000
	2012	2011	Change
Personnel	$100,676	$75,221	33.8%
% of Total Gross Profit	13.5%	14.9%

Personnel expenses consist of compensation to our personnel, including salaries, bonuses, payroll taxes, employee health benefits and stock-based compensation. For the three months ended March 31, 2012, personnel expenses increased over the same period in 2011, due primarily to increased headcount to support the growth of our international businesses. Stock-based compensation expense was approximately $16.5 million for the three months ended March 31, 2012 compared to $14.0 million for the three months ended March 31, 2011.

General and Administrative

	Three Months Ended March 31,
	$000
	2012	2011	Change
General and Administrative	$40,674	$25,879	57.2%
% of Total Gross Profit	5.5%	5.1%

General and administrative expenses consist primarily of: (1) fees for outside professionals, including litigation expenses; (2) occupancy expenses; and (3) personnel related expenses such as recruiting, training and travel expenses. General and administrative expenses increased during the three months ended March 31, 2012, over the same period in 2011, due to expansion of our office capacity worldwide to support continued growth in our international operations. General and administrative expenses for the three months ended March 31, 2012 includes a charge of approximately $3 million related to certain leased space that was vacated in connection with the relocation of Booking.com's headquarters to a new location in Amsterdam. Additionally, we have had higher recruiting, training and travel expenses related to increased headcount at Booking.com, Agoda.com and rentalcars.com.

Information Technology

	Three Months Ended March 31,
	$000
	2012	2011	Change
Information Technology	$10,735	$6,670	60.9%
% of Total Gross Profit	1.4%	1.3%

Information technology expenses consist primarily of: (1) outsourced data center costs relating to our domestic and international data centers; (2) system maintenance and software license fees; (3) data communications and other expenses associated with operating our Internet sites; and (4) payments to outside consultants. For the three months ended March 31, 2012, the increase in information technology expenses compared to the same period in 2011 was due primarily to growth in our worldwide operations.

Depreciation and Amortization

	Three Months Ended March 31,
	$000
	2012	2011	Change
Depreciation and Amortization	$15,842	$12,479	26.9%
% of Total Gross Profit	2.1%	2.5%

Depreciation and amortization expenses consist of: (1) amortization of intangible assets with determinable lives; (2) depreciation on computer equipment; (3) amortization of internally developed and purchased software; and (4) depreciation of leasehold improvements, office equipment and furniture and fixtures. For the three months ended March 31, 2012, depreciation expense increased from the same period in 2011 due principally to capital expenditures for additional data center capacity and office build outs to support growth and geographic expansion, principally related to our Booking.com brand. We expect future capital expenditures to also be higher than prior historical levels as we continue to invest to support business growth.

Other Income (Expense)

	Three Months Ended March 31,
	$000
	2012	2011	Change
Interest Income	$1,098	$1,421	(22.7)%
Interest Expense	(11,258)	(7,715)	45.9%
Foreign Currency Transactions and Other	(2,376)	(7,073)	(66.4)%
Total	$(12,536)	$(13,367)	(6.2)%

For the three months ended March 31, 2012, interest income on cash and marketable securities decreased over the same period in 2011, primarily due to lower yields partially offset by an increase in the average balance invested. Interest expense increased for the three months ended March 31, 2012, as compared to the same period in 2011, primarily due to an increase in the average outstanding debt resulting from the March 2012 issuance of $1.0 billion aggregate principal amount of convertible senior notes, and fees on the undrawn $1.0 billion revolving credit facility entered into in October 2011.

Derivative contracts that hedge our exposure to the impact of currency fluctuations on the translation of our international operations into U.S. Dollars upon consolidation resulted in foreign exchange gains of $0.6 million for the three months ended March 31, 2012, compared to foreign exchange losses of $1.8 million for the three months ended March 31, 2011, and are recorded in "Foreign currency transactions and other."

Foreign exchange transaction losses, including costs related to foreign exchange transactions, resulted in losses of $3.1 million for the three months ended March 31, 2012, compared to losses of $5.3 million for the three months ended March 31, 2011, and are recorded in "Foreign currency transactions and other." During the fourth quarter of 2011, we began classifying certain foreign currency processing fees as an offset to revenue earned from the third party that processes the payments for merchant hotel transactions. Such processing fees recorded to "Foreign currency transactions and other" for the three months ended March 31, 2011 amounted to approximately $1.4 million.

Income Taxes

	Three Months Ended March 31,
	$000
	2012	2011	Change
Income Tax Expense	$(47,179)	$(36,679)	28.6%

Our effective tax rate for the three months ended March 31, 2012 and 2011 were 20.6% and 26.1%, respectively. Our effective tax rate differs from the expected tax provision at the U.S. statutory tax rate of 35% principally due to lower foreign tax rates, partially offset by state income taxes and certain non-deductible expenses.

Effective January 1, 2010, the Netherlands modified its corporate income tax law related to income generated from qualifying "innovative" activities (the "Innovation Box Tax"). Earnings that qualify for the Innovation Box Tax will effectively be taxed at the rate of 5% rather than the Dutch statutory rate of 25.0%. Booking.com obtained a ruling from the Dutch tax authorities in February 2011 confirming that a portion of its earnings ("qualifying earnings") is eligible for Innovation Box Tax treatment. The ruling from the Dutch tax authorities is valid from January 1, 2010 through December 31, 2013 (the "Initial Period"). In this ruling, the Dutch tax authorities require that the Innovation Box Tax benefit be phased in over a multi-year period. The benefit is fully phased in starting in 2012. The amount of qualifying earnings expressed as a percentage of the total pretax earnings in the Netherlands will vary depending upon the level of total pretax earnings that is achieved in any given year.

In order to be eligible for Innovation Box Tax treatment, Booking.com must, among other things, apply for and obtain a research and development ("R&D") certificate from a Dutch governmental agency every six months confirming that the activities that Booking.com intends to be engaged in over the subsequent six month period are "innovative."  The R&D certificate is current but should Booking.com fail to secure such a certificate in any future period - for example, because the governmental agency does not view Booking.com's new or anticipated activities as "innovative" - or should this agency determine that the activities contemplated to be performed in a prior period were not performed as contemplated or did not comply with the agency's requirements, Booking.com may lose its certificate and, as a result, the Innovation Box Tax benefit may be reduced or eliminated.

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

The Internal Revenue Service initiated an audit of our 2009 and 2010 federal income tax returns for the first time in the third quarter of 2011 and such audit is on-going. To date, we have been audited in several taxing jurisdictions with no significant impact on our financial position, results of operations or cash flows.

Redeemable Noncontrolling Interests

	Three Months Ended March 31,
	$000
	2012	2011	Change
Net loss attributable to noncontrolling interests	$(154)	$(777)	(80.2)%

For the three months ended March 31, 2012, net loss attributable to redeemable noncontrolling interests decreased over the same period in 2011, due mainly to improved year-over-year operating performance for the rentalcars.com business.

Liquidity and Capital Resources

As of March 31, 2012, we had $3.6 billion in cash, cash equivalents and short-term investments. Approximately $1.7 billion of our cash, cash equivalents and short-term investments are held by our international subsidiaries and are denominated primarily in Euros and, to a lesser extent, in British Pound Sterling. We currently intend to permanently reinvest this cash in our foreign operations. We could not repatriate this cash to the United States without utilizing our net operating loss carryforwards and potentially incurring additional tax payments in the United States. Cash equivalents and short-term investments are primarily comprised of foreign and U.S. government securities and bank deposits.

In March 2012, we issued in a private placement $1.0 billion aggregate principal amount of convertible senior notes due 2018, with an interest rate of 1.0%. Interest on the notes is payable in March and September of each year. As discussed below, we used approximately $166.2 million of the net proceeds to repurchase outstanding common stock in privately negotiated, off-market transactions concurrent with the issuance of the convertible notes. The net proceeds will also be used for general corporate purposes, which may include repurchasing shares of our common stock from time to time, repaying outstanding debt and corporate acquisitions. See Note 8 to the Unaudited Consolidated Financial Statements for further details on these notes.

In October 2011, we entered into a $1.0 billion five-year unsecured revolving credit facility with a group of lenders. Borrowings under the revolving credit facility will bear interest, at our option, at a rate per annum equal to either (i) the adjusted LIBOR for the interest period in effect for such borrowing plus an applicable margin ranging from 1.00% to 1.50%; or (ii) the greatest of (a) JPMorgan Chase Bank, National Association's prime lending rate, (b) the federal funds rate plus 0.50%, and (c) an adjusted LIBOR for an interest period of one month plus 1.00%, plus an applicable margin ranging from 0.00% to 0.50%. Undrawn balances available under the revolving credit facility are subject to commitment fees at the applicable rate ranging from 0.10% to 0.25%.

The revolving credit facility provides for the issuance of up to $100.0 million of letters of credit as well as borrowings of up to $50.0 million on same-day notice, referred to as swingline loans. Borrowings under the revolving credit facility may be made in U.S. Dollars, Euros, Pounds Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility will be used for working capital and general corporate purposes. As of March 31, 2012, there were no borrowings under the facility, and approximately $1.9 million of letters of credit were issued under the facility.

As of March 31, 2012, we have a remaining authorization from our Board of Directors to repurchase $459.2 million of our common stock. We may from time to time make additional repurchases of our common stock, depending on prevailing market conditions, alternate uses of capital, and other factors.

Our merchant transactions are structured such that we collect cash up front from our customers and then we pay most of our suppliers at a subsequent date. We therefore tend to experience significant swings in deferred merchant bookings and supplier payables depending on the absolute level of our merchant transactions during the last few weeks of every quarter.

Net cash provided by operating activities for the three months ended March 31, 2012, was $182.4 million, resulting from net income of $181.8 million and a favorable impact of $49.4 million for non-cash items not affecting cash flows, offset by net unfavorable changes in working capital of $48.9 million. For the three months ended March 31, 2012, prepaid and other current assets increased by $145.3 million, principally due to a $165.6 million prepayment of income taxes for 2012 by Booking.com to earn a prepayment discount. Accounts receivable increased $58.2 million for the three months ended March 31, 2012, primarily due to increases in business volumes. For the three months ended March 31, 2012, accounts payable, accrued expenses and other current liabilities increased by $153.2 million, primarily related to increases in business volumes combined with an accrual of approximately $50 million for withholding taxes paid in April 2012 for stock-based awards that vested in the first quarter of 2012, partially offset by a reduction in compensation payable as a result of 2011 bonuses being paid in the first quarter of 2012. Non-cash items were principally associated with stock-based compensation expense, depreciation and amortization, amortization of debt discount of our convertible notes, and deferred income taxes.

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

Net cash used in investing activities was $371.5 million for the three months ended March 31, 2012. Investing activities for the three months ended March 31, 2012 were affected by net purchases of investments of $376.1 million, payments of $13.3 million for acquisitions, and a change in restricted cash of $0.6 million, partially offset by cash proceeds of $32.2 million for the settlement of foreign currency contracts. Net cash provided by investing activities was $55.1 million for the three months ended March 31, 2011. Investing activities for the three months ended March 31, 2011 were affected by a $145.6 million net sale of marketable securities, partially offset by payments of $66.2 million for acquisitions, principally related to contingent consideration associated with the 2007 acquisition of Agoda.com, and $16.0 million paid to settle derivative contracts. Cash invested in purchase of property and equipment was $13.7 million and $8.3 million in the three months ended March 31, 2012 and 2011, respectively. The increase in 2012 is to support the growth of our business, including additional data center capacity and capital expenditures for new offices opened during the year, including a new headquarters for Booking.com in Amsterdam. We expect future capital expenditures to also be higher than prior historical levels as we continue to invest to support business growth.

Net cash provided by financing activities was approximately $730.5 million for the three months ended March 31, 2012. The cash provided by financing activities for the three months ended March 31, 2012 was primarily related to proceeds from the issuance of convertible senior notes with an aggregate principal amount of $1.0 billion, $1.0 million of proceeds from the exercise of employee stock options, and $4.0 million of excess tax benefits from stock-based compensation, partially offset by treasury stock purchases of $254.2 million and $20.3 million of debt issuance costs. Net cash used in financing activities was approximately $147.2 million for the three months ended March 31, 2011. The cash used in financing activities during the three months ended March 31, 2011 was primarily related to $157.3 million of treasury stock purchases, partially offset by $9.5 million of excess tax benefits from stock-based compensation and $0.6 million of proceeds from the exercise of employee stock options.

Contingencies

A number of jurisdictions have initiated lawsuits against us related to, among other things, the payment of hotel occupancy and other taxes (i.e., state and local sales tax). In addition, a number of municipalities have initiated audit proceedings, issued proposed tax assessments or started inquiries relating to the payment of hotel occupancy and other taxes. To date, the majority of taxing jurisdictions in which we facilitate the making of hotel room reservations have not asserted that taxes are due and payable on our U.S. "merchant" hotel business. With respect to jurisdictions that have not initiated proceedings to date, it is possible that they will do so in the future or that they will seek to amend their tax statutes and seek to collect taxes from us only on a prospective basis. See Note 13 to the Unaudited Consolidated Financial Statements for a description of these pending cases and proceedings, and Risk Factors - "Adverse application of state and local tax laws could have an adverse effect on our business and results of operation" in this Quarterly Report.

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

As a result of this litigation and other attempts by jurisdictions to levy similar taxes, we have established an accrual which amounted to approximately $33 million at both March 31, 2012 and December 31, 2011. The accrual is based on our estimate of the probable cost of resolving these issues. The actual cost may be less or greater, potentially significantly, than the liabilities recorded. We believe that even if we were to suffer adverse determinations in the near term in more of the pending proceedings than currently anticipated given results to date, because of our available cash, it would not have a material impact on our liquidity.

Off-Balance Sheet Arrangements

As of March 31, 2012, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Disruptions in the economies of such governments could cause, contribute to or be indicative of, deteriorating macro-economic conditions. Furthermore, governmental austerity measures aimed at reducing deficits have created political challenges and could impair the economic recovery and adversely affect travel demand.
In addition, unforeseen events beyond our control, such as worldwide recession, higher oil prices, terrorist attacks, unusual weather patterns, natural disasters such as earthquakes, hurricanes, tsunamis, floods, volcanic eruptions (such as the April 2010 eruption of a volcano in Iceland), travel related health concerns including pandemics and epidemics such as Influenza H1N1, avian bird flu and SARS, political instability, regional hostilities, imposition of taxes or surcharges by regulatory authorities, travel related accidents or the withdrawal from our system of a major hotel supplier or airline, could adversely affect our business and results of operations. For example, in early 2011, Japan was struck by a major earthquake, tsunami and nuclear emergency. Japan is an important source of travel demand for Agoda.com, and these crises had an adverse impact on travel demand originating in Japan and demand for Japanese destinations. In October 2011, severe flooding in Thailand, a key market for our Agoda.com business and the Asian business of Booking.com, negatively impacted booking volumes and cancellation rates in this market. In addition, in early 2010, Thailand experienced disruptive civil unrest, which caused the temporary relocation of Agoda.com's Thailand-based operations. Future natural disasters or civil or political unrest could further disrupt our business and operations.
We face risk related to the growth rate and expansion of Booking.com, Agoda.com and rentalcars.com.

We derive a substantial portion of our revenues from, and have significant operations, outside of the United States. Our international operations include the Netherlands-based hotel reservation service Booking.com, the Asia-based hotel reservation service Agoda.com and the U.K.-based rental car reservation service rentalcars.com (formerly known as TravelJigsaw). Each year since 2007, our international operations achieved significant year-over-year growth in their gross bookings (an operating and statistical metric referring to the total dollar value, generally inclusive of all taxes and fees, of all travel services purchased by our customers) and hotel room night and rental car reservations. This growth rate has contributed significantly to our growth in consolidated revenue, gross profit and earnings per share. Over time, Booking.com, Agoda.com and rentalcars.com will experience a decline in their growth rate as the absolute level of their gross bookings and unit sales grow larger. Other factors may also slow the growth rates of our international operations, including, for example, worldwide economic conditions, any strengthening of the U.S. Dollar versus the Euro and other currencies, declines in ADRs, increases in cancellations, travel market conditions and the competitiveness of the market. A decline in the growth rates of our international operations could have a negative impact on our future revenue and earnings per share growth rates and, as a consequence, our stock price.
The strategy of Booking.com, Agoda.com and rentalcars.com involves rapid expansion into regions around the world, including Europe, Asia-Pacific, North America, South America and elsewhere, many of which have different customs, different currencies, different levels of customer acceptance of the Internet and different legislation, regulatory environments, tax laws and levels of political stability. In addition, compliance with foreign legal, regulatory or tax requirements will place demands on our time and resources, and we may nonetheless experience unforeseen and potentially adverse legal, regulatory or tax consequences. If Booking.com, Agoda.com and rentalcars.com are unsuccessful in rapidly expanding into new markets, our business, results of operations and financial condition would be adversely affected.

The number of our employees worldwide has grown from less than 700 in the first quarter of 2007, to approximately 5,700 as of March 31, 2012, which growth is mostly comprised of hires by or for our international operations. As a result of such rapid expansion, the average tenure of our employees has become shorter. In addition, expansion increases the complexity of our business and places additional strain on our management, operations, technical performance, financial resources and internal financial control and reporting functions.

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

As a result of the growth of Booking.com and Agoda.com, and the acquisition of the rentalcars.com business, we are conducting a significant portion of our business outside the United States and are reporting our results in U.S. Dollars. As a result, we face exposure to adverse movements in currency exchange rates as the financial results of our international operations are translated from local currency (principally the Euro and the British Pound Sterling) into U.S. Dollars upon consolidation. For example, a strengthening of the Euro increases our Euro-denominated net assets, gross bookings, gross profit, operating expenses, and net income as expressed in U.S. Dollars, while a weakening of the Euro decreases our Euro-denominated net assets, gross bookings, gross profit, operating expenses, and net income as expressed in U.S. Dollars. Additionally, foreign exchange rate fluctuations on transactions denominated in currencies other than the functional currency result in gains and losses that are reflected in the Unaudited Consolidated Statements of Operations. Booking.com, Agoda.com and rentalcars.com are subject to risks typical of international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Greece, Ireland, Portugal and certain other European Union countries with high levels of sovereign debt have had difficulty refinancing their debt. Concern around devaluation or abandonment of the Euro common currency, or that sovereign default risk may be more widespread and could include the United States, has led to significant volatility in the exchange rate between the Euro, the U.S. Dollar and other currencies over the past several years.

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

We currently or potentially compete with a variety of companies with respect to each service we offer. With respect to our travel services, these competitors include, but are not limited to:

•
Internet travel services such as Expedia, Hotels.com, Hotwire, Elong, CarRentals.com and Venere, which are owned by Expedia; Travelocity, lastminute.com, Holiday Auto and Zuji, which are owned by the Sabre Group; Orbitz.com, Cheaptickets, ebookers, HotelClub and RatesToGo, which are owned by Orbitz Worldwide; laterooms and asiarooms, which are owned by Tui Travel; Gullivers and octopustravel (which are owned by Kuoni), Superbreak (which is owned by Holidaybreak), Hotel Reservation Service, hotel.de (which is owned by Hotel Reservation Service) and AutoEurope, Car Trawler, Ctrip, MakeMyTrip, Rakuten, Jalan and Wotif;

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

•
online travel search sites such as Kayak.com, Trivago.com, Mobissimo.com, FareChase.com, Qunar, HotelsCombined and Cheapflights.com (each sometimes referred to as a "meta-search" site) and travel research sites that have search functionality, such as TripAdvisor and Travelzoo; and

•	operators of travel industry reservation databases such as Galileo, Travelport, Amadeus and Sabre.

Large, established Internet search engines with substantial resources and expertise in developing online commerce and facilitating Internet traffic are creating - and we believe intend to further create - inroads into online travel, both in the United States and internationally. For example, Google launched "Hotel Finder," a utility that allows users to search and compare hotel accommodations based on parameters set by the user and recently began placing Hotel Finder at the top of hotel-related search advertisements. Google also recently launched a new flight search tool that enables users to find fares, schedules and availability directly on Google and excludes online travel agent ("OTA") participation within the search results. In addition, Microsoft launched Bing Travel, which searches for airfare and hotel reservations online and predicts the best time to purchase them. "Meta-search" sites leverage their search technology to aggregate travel search results for the searcher's specific itinerary across supplier, travel agent and other websites and, in many instances, compete directly with us for customers. Furthermore, certain suppliers limit OTA participation within the meta-search results. Some meta-search sites, such as Kayak.com, which offers its users the ability to make hotel reservations directly on its website, may evolve into more traditional online travel sites. These initiatives, among others, illustrate a clear intention to more directly appeal to travel consumers by showing consumers more detailed travel search results, including specific information for travelers' own itineraries, which could lead to suppliers or others gaining a larger share of search traffic or may ultimately lead to search engines maintaining transactions within their own websites. If Google, as the single largest search engine in the world, or Bing, or other leading search engines refer significant traffic to these or other travel services that they develop in the future, it could result in, among other things, more competition from supplier websites and higher customer acquisition costs for third-party sites such as ours and could have a material adverse effect on our business, results of operations and financial condition.

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

Over the recent past, there has been a proliferation of new channels through which hotels can offer hotel room reservations.  For example, hotels are increasingly offering hotel room reservations through “daily deal” websites such as Groupon and Living Social, which sell coupons to customers at a substantial discount.  In 2011, Expedia, one of our largest competitors, entered into a partnership with Groupon to sell hotel room reservations to Groupon customers under the “Groupon Getaways” brand name. New entrants, such as BackBid, GuestMob and Tingo, have developed new and differentiated offerings that endeavor to provide savings on hotel rooms to consumers and that compete directly with us.  If any of these new services are successful, we may experience less demand for our services and are likely to face more competition for access to the limited supply of discounted hotel room rates.

While the vast majority of online hotel bookings are generated through typical desktop and laptop computers, an increasing number of our hotel bookings are being made through mobile websites and applications.  Our major competitors and certain new market entrants are offering mobile applications that provide proprietary last-minute discounts for hotel bookings and other functionality. A number of our brands have made significant progress creating new hotel mobile products, which have received strong reviews and solid download trends.  While we believe that mobile bookings present an opportunity for incremental growth, if we are unable to continue to rapidly innovate and create new and differentiated mobile products, we could lose market share to new entrants and traditional competitors.

Competition in domestic online travel remains intense and traditional online travel companies are creating new promotions and consumer value features in an effort to gain competitive advantage. In particular, the competition to provide "opaque" hotel services to consumers, an area in which priceline.com has been a leader, has become more intense over the recent past. For example, in the fourth quarter of 2010, Expedia began making opaque hotel room reservations available on its principal website under the name "Expedia Unpublished Rates" and has been supporting the initiative with a national television advertising campaign. In addition, in 2009, Travelocity launched an opaque price-disclosed hotel booking service that allows customers to book rooms at a discount. As with our Name Your Own Price® hotel booking service, for these services, the name of the hotel is not disclosed until after purchase. We believe these new offerings, in particular Expedia Unpublished Rates, have adversely impacted the market share and year-over-year growth rate for our opaque hotel service, which experienced a modest decline in room night reservations in 2011 compared to 2010. These and other competitors could also launch opaque rental car services, which could negatively impact our Name Your Own Price® rental car service. In addition, hotels are increasingly offering discounted hotel room reservations through "daily deal" websites such as Groupon and Living Social. If Expedia or Travelocity are successful in growing their opaque hotel service and/or "daily deal" websites are successful in garnering a sizable share of discounted hotel bookings, we may have less consumer demand for our opaque hotel service over time and we are likely to face more competition for access to the limited supply of discounted hotel room rates. As a result, we believe our share of the discount hotel market in the United States could further decrease.

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
Our performance is largely dependent on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization. In particular, the contributions of certain key senior management in the United States, Europe and Asia are critical to the overall management of the Company. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees, the loss of whom could harm our business.
In addition, competition for well-qualified employees in all aspects of our business, including software engineers, mobile communication talent and other technology professionals, is intense both in the United States and abroad. With the recent success of our international business and the increased profile of the Booking.com business and brand, competitors have increased their efforts to hire our international employees. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate existing employees. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business would be adversely affected. We do not maintain any key person life insurance policies.
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

In addition, certain hotels have begun initiatives to reduce margins received by third party intermediaries on retail merchant transactions. Many hotels distribute room reservations through their own websites and therefore might increase negotiated rates for merchant rate hotel room reservations sold through our merchant price-disclosed hotel service, decreasing the margin available to us. While our merchant price-disclosed hotel agreements with our leading hotel suppliers provide for specified discounts, if one or more participating hotels were to require us to limit our merchant margins, upon contract renewal or otherwise, it could have an adverse effect on our business, results of operations and financial condition.
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

As our international operations have become more meaningful contributors to our results, we have seen, and expect to continue to see online advertising, which is our largest expense, increase as a percentage of gross profit. Our international operations are growing faster than our priceline.com business in the United States, and spend a higher percentage of gross profit on online advertising, a trend which we expect to continue. Furthermore, the priceline.com brand is obtaining an increasing share of its traffic through online advertising, a trend which we also expect to continue. In addition, advertising efficiency is impacted by a number of factors, including without limitation, ADRs, costs per click, cancellation rates, foreign exchange rates and the extent to which we are successful in converting paid traffic to booking customers and then causing customers to return directly to our websites for future bookings.

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
To the extent that any tax authority succeeds in asserting that we have a tax collection responsibility, or we determine that we have one, with respect to future transactions, we may collect any such additional tax obligation from our customers, which would have the effect of increasing the cost of hotel room reservations to our customers and, consequently, could make our hotel service less competitive (i.e., versus the websites of other online travel companies or hotel company websites) and reduce hotel reservation transactions; alternatively, we could choose to reduce the compensation for our services on "merchant" hotel transactions. Either action could have a material adverse effect on our business and results of operations.

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
Our processing, storage, use and disclosure of personal data exposes us to risks of internal or external security breaches and could give rise to liabilities as a result of governmental and/or industry regulation.

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

In addition, since 2005, we have been certified as compliant with the Payment Card Industry Data Security Standard ("PCI DSS"), which mandates a set of comprehensive requirements for protecting payment cardholder data. In 2011, we became classified as a level-1 merchant by PCI measurements based on the volume of our credit card processing transactions.  As a level-1 merchant, we have chosen to secure an external Qualified Security Assessor ("QSA") validation rather than continue with the existing QSA-reviewed self-certification.   Our continuing PCI DSS compliance is essential for our processing of customer credit card transactions and payment authorizations. We must seek and receive certification of PCI DSS compliance on an annual basis. PCI DSS compliance measures are rigorous and subject to change. As a result, we cannot assure you that we will be able to maintain our certification for PCI DSS compliance. The loss of our PCI DSS certification could expose us to substantial monetary penalties and the loss of our ability to accept credit card payments for transactions with our customers. Any of these consequences could materially negatively affect our business, results of operations and financial condition.
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

In order to be eligible for Innovation Box Tax treatment, Booking.com must, among other things, apply for and obtain a research and development ("R&D") certificate from a Dutch governmental agency every six months confirming that the activities that Booking.com intends to be engaged in over the subsequent six month period are "innovative."  The R&D certificate is current but should Booking.com fail to secure such a certificate in any future period - for example, because the governmental agency does not view Booking.com's new or anticipated activities as "innovative" - or should this agency determine that the activities contemplated to be performed in a prior period were not performed as contemplated or did not comply with the agency's requirements, Booking.com may lose its certificate and, as a result, the Innovation Box Tax benefit may be reduced or eliminated.

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

We utilize Internet search engines and other travel demand aggregation websites, principally through the purchase of travel-related keywords, to generate traffic to our websites. Booking.com, Agoda.com and rentalcars.com, in particular, rely to a significant extent upon Google to generate business and, to a much lesser extent, other search engines and other travel demand aggregation websites. Search engines such as Google frequently update and change the logic which determines the placement and display of results of a user's search, such that the placement of links to our sites, and particularly those of Booking.com, Agoda.com, rentalcars.com and their affiliates, can be negatively affected. In a similar way, a significant amount of Booking.com, Agoda.com and rentalcars.com's business is directed to our own websites through participation in pay-per-click advertising campaigns on Internet search engines whose pricing and operating dynamics can experience rapid change commercially, technically and competitively. In addition, we purchase web traffic from a number of sources, including some operated by our competitors, in the form of pay-per-click arrangements that can be terminated with little or no notice. If one or more of such arrangements is terminated, or if a major search engine, such as Google, changes its algorithms in a manner that negatively affects the search engine ranking of our brands or our third-party distribution partners or changes its pricing, operating or competitive dynamics in a negative manner, our business, results of operations and financial condition would be adversely affected.
In addition, Booking.com, Agoda.com and rentalcars.com rely on various third party distribution channels (i.e., affiliates) to distribute hotel room reservations. Should one or more of such third parties cease distribution of Booking.com, Agoda.com and rentalcars.com reservations, or suffer deterioration in its search engine ranking, due to changes in search engine algorithms or otherwise, our business could be negatively affected.
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

As an international corporation providing travel reservation services around the world, we are subject to income taxes as well as non-income based taxes, in both the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. Although we believe that our tax estimates are reasonable, there is no assurance that the final determination of tax audits or tax disputes will not be different from what is reflected in our historical income tax provisions and accruals. The Internal Revenue Service initiated an audit of our 2009 and 2010 federal income tax returns for the first time in the third quarter of 2011. To date, we have been audited in several taxing jurisdictions with no significant impact on our financial position, results of operations or cash flows. If future audits find that additional taxes are due, we may be subject to incremental tax liabilities, possibly including interest and penalties, which could have a material adverse effect on our financial condition and results of operations.

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

We rely on the value of the Booking.com, priceline.com, Agoda.com and rentalcars.com brands, along with others, and the costs of maintaining and enhancing our brand awareness are increasing.

We believe that maintaining and expanding the Booking.com, priceline.com, Agoda.com and rentalcars.com brands, along with our other owned brands, are important aspects of our efforts to attract and expand our user and advertiser base. As our larger competitors spend increasingly more on advertising, we are required to spend more in order to maintain our brand recognition. In addition, we have invested considerable money and resources to date on the establishment and maintenance of the Booking.com, priceline.com, Agoda.com and rentalcars.com brands, and we will continue to invest resources to advertising, marketing and other brand building efforts to preserve and enhance consumer awareness of our brands. We may not be able to successfully maintain or enhance consumer awareness of these brands, and, even if we are successful in our branding efforts, such efforts may not be cost-effective. If we are unable to maintain or enhance customer awareness of our brands in a cost-effective manner, our business, results of operations and financial condition would be adversely affected.

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

In addition, the strategy of Booking.com, Agoda.com and rentalcars.com involves rapid expansion into regions around the world, including Europe, Asia, North America, South America and elsewhere, many of which have different legislation, regulatory environments, tax laws and levels of political stability. In September 2010, the United Kingdom's Office of Fair Trading ("OFT"), the competition authority in the U.K., announced it was conducting a formal early stage investigation into suspected breaches of competition law in the hotel online booking sector and had written to a number of parties in the industry to request information. Specifically, the investigation focuses upon whether there are agreements or concerted practices between hotels and online travel companies and/or hotel room reservation "wholesalers" relating to the fixed or minimum resale prices of hotel room reservations.  In September 2010, Booking.com B.V. and priceline.com Incorporated, on behalf of Booking.com, received a Notice of Inquiry from the OFT; we and Booking.com are cooperating with the OFT's investigation. We are unable at this time to predict the outcome of the OFT's investigation and the impact, if any, on our business and results of operations. Compliance with foreign legal, regulatory or tax requirements will place demands on our time and resources, and we may nonetheless experience unforeseen and potentially adverse legal, regulatory or tax consequences.

We will be subject to increased income taxes in the event that our foreign cash balances are remitted to the United States.

As of March 31, 2012, we held approximately $1.7 billion of cash and short-term investments outside of the United States. To date, we have used our foreign cash to reinvest in our foreign operations. It is our current intention to reinvest our foreign cash in our foreign operations. If our foreign cash balances continue to grow and our ability to reinvest those balances diminishes, it will become increasingly likely that we will repatriate some of our foreign cash balances to the United States. In such event, we would likely be subject to additional income tax expense in the United States with respect to our unremitted foreign earnings. Other than federal alternative minimum tax and certain state income taxes, we would not incur an increase in tax payments unless we repatriate the cash and no longer have net operating loss carryforwards available to offset the taxable income. Additionally, if we were to repatriate foreign cash to the United States, it would use a portion of our domestic net operating loss carryforward which could result in us being subject to cash income taxes on the earnings of our domestic business sooner than would otherwise have been the case.

In addition, U.S. President Barack Obama's Administration has proposed significant changes to the U.S. international tax laws that would limit U.S. deductions for interest expense related to un-repatriated foreign-source income and modify the U.S. foreign tax credit rules. We cannot determine whether all of these proposals will be enacted into law or what, if any, changes may be made to such proposals prior to being enacted into law. If the U.S. tax laws change in a manner that increases our tax obligation, our results could be adversely impacted.

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
We pursue the registration of our trademarks and service marks in the United States and internationally. However, effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are made available online. We have licensed in the past, and expect to license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to third parties. These licensees may take actions that might diminish the value of our proprietary rights or harm our reputation.
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
Our results have been negatively impacted by purchases made using fraudulent credit cards. Because we act as the merchant of record in a majority of our priceline.com transactions as well as those of Agoda.com and rentalcars.com, we may be held liable for accepting fraudulent credit cards on our websites as well as other payment disputes with our customers. Additionally, we are held liable for accepting fraudulent credit cards in certain retail transactions when we do not act as merchant of record. Accordingly, we calculate and record an allowance for the resulting credit card chargebacks. If we are unable to combat the use of fraudulent credit cards on our websites, our business, results of operations and financial condition could be materially adversely affected.
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
Agoda.com and rentalcars.com process credit card transactions and operate in numerous currencies. Credit card costs are typically higher for foreign currency transactions and in instances where cancellations occur.
We are party to legal proceedings which, if adversely decided, could materially adversely affect us.

We are a party to the legal proceedings described in Item 3 below, and Note 13 to the Unaudited Consolidated Financial Statements. The defense of the actions described in Note 13 may increase our expenses and an adverse outcome in any of such actions could have a material adverse effect on our business and results of operations. We believe that even if we were to suffer adverse determinations in the near term in more of the pending proceedings than currently anticipated given results to date, because of our available cash, it would not have a material impact on our liquidity.

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

We did not experience any material changes in interest rate exposures during the three months ended March 31, 2012. Based upon economic conditions and leading market indicators at March 31, 2012, we do not foresee a significant adverse change in interest rates in the near future.

Fixed rate investments are subject to unrealized gains and losses due to interest rate volatility. We performed a sensitivity analysis to determine the impact a change in interest rates would have on the fair value of our available for sale investments assuming an adverse change of 100 basis points. A hypothetical 100 basis points (1.0%) increase in interest rates would have resulted in a decrease in the fair values of our investments as of March 31, 2012 of approximately $11 million. These hypothetical losses would only be realized if we sold the investments prior to their maturity.

As of March 31, 2012, the outstanding aggregate principal amount of our debt is $1.6 billion. We estimate that the market value of such debt was approximately $2.4 billion as of March 31, 2012. A substantial portion of the market value of our debt in excess of the outstanding principal amount is related to the conversion premium on our outstanding convertible bonds.

As a result of the growth of Booking.com and Agoda.com, and the acquisition of rentalcars.com, we are conducting a significant portion of our business outside the United States through subsidiaries with functional currencies other than the U.S. Dollar (primarily Euros). As a result, we face exposure to adverse movements in currency exchange rates as the financial results of our international operations are translated from local currency into U.S. Dollars upon consolidation. If the U.S. Dollar weakens against the local currency, the translation of these foreign-currency-denominated balances will result in increased net assets, gross bookings, gross profit, operating expenses, and net income. Similarly, our net assets, gross bookings, gross profit, operating expenses, and net income will decrease if the U.S. Dollar strengthens against local currency. Additionally, foreign exchange rate fluctuations on transactions denominated in currencies other than the functional currency result in gains and losses that are reflected in the Unaudited Consolidated Statement of Operations. Booking.com, Agoda.com and rentalcars.com are subject to risks typical of international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility.

From time to time, we enter into foreign exchange derivative contracts to minimize the impact of short-term foreign currency fluctuations on our consolidated operating results. Our derivative contracts principally address foreign exchange fluctuation risk for the Euro and the British Pound Sterling. As of March 31, 2012 and December 31, 2011, there were no outstanding derivative contracts. Foreign exchange gains of $0.6 million for the three months ended March 31, 2012 and foreign exchange losses of $1.8 million for the three months ended March 31, 2011 were recorded in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations.

As of March 31, 2012 and December 31, 2011, we had outstanding forward currency contracts designated as hedging contracts for accounting purposes with a notional value of 860 million Euros for each period to hedge a portion of our net investment in a foreign subsidiary. These contracts are all short-term in nature. Mark-to-market adjustments on these net investment hedges are recorded as currency translation adjustments. The fair value of these derivatives at March 31, 2012 was a net liability of $4.3 million, with $16.0 million recorded in "Accrued expenses and other current liabilities" and $11.7 million recorded in "Prepaid and other current assets" in the Unaudited Consolidated Balance Sheet. The fair value of these derivatives at December 31, 2011 was $60.1 million and was recorded in "Prepaid expenses and other current assets" on the Unaudited Consolidated Balance Sheet. A hypothetical 10% strengthening of the foreign exchange rates relative to the U.S. Dollar, with all other variables held constant, would have resulted in a derivative liability of approximately $119 million as of March 31, 2012. See Note 5 to the Unaudited Consolidated Financial Statements for further detail on our derivative instruments.

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

There was no change in the Company’s internal control over financial reporting during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

A description of material legal proceedings to which we are a party is contained in Note 13 to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information relating to repurchases of our equity securities during the three months ended March 31, 2012:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2012 – January 31, 2012	51	(4)	$518.12	—	$44,866,000	(1)
					$20,447,000	(2)
					$393,917,000	(3)
February 1, 2012 – February 29, 2012	—		$—	—	$44,866,000	(1)
					$20,447,000	(2)
					$393,917,000	(3)
March 1, 2012 – March 31, 2012	400,580	(4) (5)	$634.58	—	$44,866,000	(1)
					$20,447,000	(2)
					$393,917,000	(3)
Total	400,631		$634.56	—	$459,230,000

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

(5)          Pursuant to a one-time stock repurchase program announced on March 6, 2012, whereby the Company was authorized to repurchase up to $200,000,000 of its common stock concurrent with the issuance of convertible senior notes. The Company repurchased 263,913 shares at an average price per share of $629.74.

Item 4.  Mine Safety Disclosures

Not applicable.

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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2012 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICELINE.COM INCORPORATED
(Registrant)

Date:	May 9, 2012	By:	/s/ Daniel J. Finnegan
Name: Daniel J. Finnegan Title: Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)

Exhibit Index

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2012 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.