Form 10-Q
period 2012-06-30
PRICELINE COM INC
filed 2012-08-07
CIK 1075531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒

Number of shares of Common Stock outstanding at July 31, 2012:

Common Stock, par value $0.008 per share	49,825,379
(Class)	(Number of Shares)
priceline.com Incorporated
Form 10-Q

For the Three Months Ended June 30, 2012

PART I — FINANCIAL INFORMATION
Item 1.  Unaudited Consolidated Financial Statements

priceline.com Incorporated
UNAUDITED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$812,786	$632,836
Restricted cash	6,609	3,771
Short-term investments	3,129,556	2,024,827
Accounts receivable, net of allowance for doubtful accounts of $7,382 and $6,103, respectively	429,520	264,453
Prepaid expenses and other current assets	164,745	104,202
Deferred income taxes	35,083	36,755
Total current assets	4,578,299	3,066,844
Property and equipment, net	78,616	64,322
Intangible assets, net	196,037	200,151
Goodwill	508,331	504,784
Deferred income taxes	29,040	111,080
Other assets	38,483	23,490
Total assets	$5,428,806	$3,970,671

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$201,203	$146,867
Accrued expenses and other current liabilities	272,087	222,134
Deferred merchant bookings	384,519	239,157
Convertible debt (See Note 8)	508,826	497,640
Total current liabilities	1,366,635	1,105,798
Deferred income taxes	45,237	46,990
Other long-term liabilities	41,122	39,183
Convertible debt (See Note 8)	871,667	—
Total liabilities	2,324,661	1,191,971

Redeemable noncontrolling interests (See Note 11)	110,184	127,045
Convertible debt (See Note 8)	66,174	77,360

Stockholders’ equity:
Common stock, $0.008 par value; authorized 1,000,000,000 shares, 58,007,108 and 57,578,431 shares issued, respectively	450	446
Treasury stock, 8,181,729 and 7,779,645 shares, respectively	(1,058,754)	(803,586)
Additional paid-in capital	2,569,123	2,431,279
Accumulated earnings	1,524,615	1,033,738
Accumulated other comprehensive loss	(107,647)	(87,582)
Total stockholders’ equity	2,927,787	2,574,295
Total liabilities and stockholders’ equity	$5,428,806	$3,970,671

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Agency revenues	$771,996	$569,181	$1,309,623	$920,603
Merchant revenues	551,024	530,530	1,047,433	985,334
Other revenues	3,739	3,005	6,950	6,098
Total revenues	1,326,759	1,102,716	2,364,006	1,912,035
Cost of revenues	322,617	353,489	616,576	657,001
Gross profit	1,004,142	749,227	1,747,430	1,255,034
Operating expenses:
Advertising — Online	314,480	236,282	591,616	421,391
Advertising — Offline	9,922	9,815	21,078	21,429
Sales and marketing	47,445	41,030	92,982	75,807
Personnel, including stock-based compensation of $17,612, $13,113, $34,135, and $27,106, respectively	108,030	85,766	208,706	160,988
General and administrative	39,807	29,736	80,481	55,614
Information technology	10,440	8,239	21,175	14,908
Depreciation and amortization	15,663	13,651	31,505	26,130
Total operating expenses	545,787	424,519	1,047,543	776,267
Operating income	458,355	324,708	699,887	478,767
Other income (expense):
Interest income	1,001	2,129	2,099	3,550
Interest expense	(16,882)	(7,795)	(28,141)	(15,510)
Foreign currency transactions and other	3,205	(2,451)	829	(9,523)
Total other income (expense)	(12,676)	(8,117)	(25,213)	(21,483)
Earnings before income taxes	445,679	316,591	674,674	457,284
Income tax expense	(93,025)	(60,314)	(140,204)	(96,993)
Net income	352,654	256,277	534,470	360,291
Less: net income (loss) attributable to noncontrolling interests	307	(91)	153	(867)
Net income applicable to common stockholders	$352,347	$256,368	$534,317	$361,158
Net income applicable to common stockholders per basic common share	$7.07	$5.16	$10.73	$7.29
Weighted average number of basic common shares outstanding	49,812	49,718	49,819	49,519
Net income applicable to common stockholders per diluted common share	$6.88	$5.02	$10.41	$7.06
Weighted average number of diluted common shares outstanding	51,226	51,105	51,306	51,134

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$352,654	$256,277	$534,470	$360,291
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments (1)	(60,107)	8,666	(18,652)	54,707
Unrealized gain (loss) on marketable securities (2)	(14)	99	(788)	(485)
Comprehensive income	292,533	265,042	515,030	414,513
Less: Comprehensive income (loss) attributable to redeemable noncontrolling interests (See Note 11)	(3,279)	(442)	778	990
Comprehensive income attributable to priceline.com Incorporated	$295,812	$265,484	$514,252	$413,523

(1) Net of taxes of $23,697 and $10,735 for the three and six months ended June 30, 2012, respectively, and net of tax benefits of $5,648 and $18,732 for three and six months ended June 30, 2011, respectively.

(2) Net of taxes of $7 and tax benefits of $345 for the three and six months ended June 30, 2012, respectively, and net of taxes of $102 and tax benefits of $104 for three and six months ended June 30, 2011, respectively.

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2012
(In thousands)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total
Balance, December 31, 2011	57,579	$446	(7,780)	$(803,586)	$2,431,279	$1,033,738	$(87,582)	$2,574,295
Net income applicable to common stockholders	—	—	—	—	—	534,317	—	534,317
Unrealized loss on marketable securities, net of tax benefits of $345	—	—	—	—	—	—	(788)	(788)
Currency translation adjustments, net of tax of $10,735	—	—	—	—	—	—	(19,277)	(19,277)
Redeemable noncontrolling interests fair value adjustments	—	—	—	—	—	(43,440)	—	(43,440)
Reclassification adjustment for convertible debt in mezzanine	—	—	—	—	11,186	—	—	11,186
Exercise of stock options and vesting of restricted stock units and/or performance share units	428	4	—	—	1,689	—	—	1,693
Issuance of convertible senior notes	—	—	—	—	78,086	—	—	78,086
Repurchase of common stock	—	—	(402)	(255,168)	—	—	—	(255,168)
Stock-based compensation and other stock-based payments	—	—	—	—	34,370	—	—	34,370
Excess tax benefit on stock-based compensation	—	—	—	—	12,513	—	—	12,513
Balance, June 30, 2012	58,007	$450	(8,182)	$(1,058,754)	$2,569,123	$1,524,615	$(107,647)	$2,927,787

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2012	2011
OPERATING ACTIVITIES:
Net income	$534,470	$360,291
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,150	9,225
Amortization	16,355	16,905
Provision for uncollectible accounts, net	6,843	4,852
Deferred income taxes	13,665	19,870
Stock-based compensation expense and other stock-based payments	34,370	27,341
Amortization of debt issuance costs	2,337	1,113
Amortization of debt discount	17,972	10,553
Loss on early extinguishment of debt	—	32
Changes in assets and liabilities:
Accounts receivable	(176,721)	(154,216)
Prepaid expenses and other current assets	(95,392)	9,089
Accounts payable, accrued expenses and other current liabilities	244,684	204,307
Other	253	(9,860)
Net cash provided by operating activities	613,986	499,502

INVESTING ACTIVITIES:
Purchase of investments	(2,989,951)	(1,006,694)
Proceeds from sale of investments	1,870,770	1,025,514
Additions to property and equipment	(28,423)	(18,077)
Acquisitions and other equity investments, net of cash acquired	(13,429)	(67,074)
Proceeds from settlement of foreign currency contracts	61,746	—
Payments on foreign currency contracts	—	(33,764)
Change in restricted cash	(2,987)	(35)
Net cash used in investing activities	(1,102,274)	(100,130)

FINANCING ACTIVITIES:
Proceeds from the issuance of convertible debt	1,000,000	—
Payment of debt issuance costs	(20,421)	—
Payments related to the conversion of convertible debt	—	(213)
Repurchase of common stock	(255,168)	(158,691)
Payments to purchase subsidiary shares from noncontrolling interests	(61,079)	(12,986)
Proceeds from exercise of stock options	1,693	3,870
Excess tax benefit on stock-based compensation	12,513	12,173
Net cash provided by (used in) financing activities	677,538	(155,847)
Effect of exchange rate changes on cash and cash equivalents	(9,300)	8,757
Net increase in cash and cash equivalents	179,950	252,282
Cash and cash equivalents, beginning of period	632,836	358,967
Cash and cash equivalents, end of period	$812,786	$611,249
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$189,061	$55,461
Cash paid during the period for interest	$4,349	$3,717
Non-cash fair value increase for redeemable noncontrolling interests	$43,440	$33,740

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

The Unaudited Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, including without limitation, priceline.com International Ltd. ("PIL"), Booking.com B.V. ("Booking.com"), priceline.com Mauritius Company Limited ("Agoda.com"), and its majority-owned interest in TravelJigsaw Holdings Limited (known now as the rentalcars.com business) since its acquisition in May 2010.  All inter-company accounts and transactions have been eliminated in consolidation.  The functional currency of the Company’s foreign subsidiaries is generally the respective local currency.  Assets and liabilities are translated into U.S. Dollars at the rate of exchange existing at the balance sheet date.  Income statement amounts are translated at the average exchange rates for the period.  Translation gains and losses are included as a component of “Accumulated other comprehensive loss” on the accompanying Unaudited Consolidated Balance Sheets.  Foreign currency transaction gains and losses are included on the Unaudited Consolidated Statements of Operations in “Foreign currency transactions and other.”

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

2.                                      STOCK-BASED EMPLOYEE COMPENSATION

The Company has adopted stock compensation plans which provide for grants of share based compensation as incentives and rewards to encourage employees, officers, and directors to contribute towards the long-term success of the Company.  Stock-based compensation cost included in personnel expenses in the Unaudited Consolidated Statements of Operations was approximately $17.6 million and $13.1 million, and $34.1 million and $27.1 million for the three and six months ended June 30, 2012 and 2011, respectively.

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

During the six months ended June 30, 2012, stock options were exercised for 85,987 shares of common stock with a weighted average exercise price per share of $19.69.  As of June 30, 2012, the aggregate number of stock options outstanding and exercisable was 111,251 shares, with a weighted average exercise price per share of $21.50 and a weighted average remaining term of 2.0 years.

The following table summarizes the activity of unvested restricted stock, restricted stock units and performance share units (“Share-Based Awards”) during the six months ended June 30, 2012:

Share-Based Awards	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2011	799,980	$231.87
Granted	90,437	$645.94
Vested	(345,601)	$104.58
Performance Share Units Adjustment	1,076	$464.79
Forfeited	(3,362)	$383.88
Unvested at June 30, 2012	542,530	$381.51

As of June 30, 2012, there was $114.8 million of total future compensation cost related to unvested share-based awards to be recognized over a weighted-average period of 2.0 years.

During the three months ended June 30, 2012, the Company made broad-based grants of 245 restricted stock units that generally vest after three years. The share-based awards had a total grant date fair value of $0.2 million based upon the grant date fair value per share of $675.39. During the three months ended March 31, 2012, the Company made broad-based grants of restricted stock units of 29,827 shares that generally vest after three years. The share-based awards granted had a total grant date fair value of $19.3 million based upon the grant date fair value per share of $645.86.

In addition, during the three months ended March 31, 2012, the Company granted 60,365 performance share units to certain executives.  The performance share units had a total grant date fair value of $39.0 million based upon the grant date fair value per share of $645.86.  The performance share units are payable in shares of the Company’s common stock upon vesting.  Subject to certain exceptions for terminations related to a change in control and terminations other than for “cause,” for “good reason” or on account of death or disability, the executives must continue their service through March 1, 2015 in order to receive any shares.  Stock-based compensation for performance share units is recorded based on the estimated probable outcome at the end of the performance period.  The actual number of shares to be issued on the vesting date will be determined upon completion of the performance period which ends December 31, 2014.  As of June 30, 2012, the estimated number of probable shares to be issued is a total of 60,365 shares.  If the maximum performance thresholds are met at the end of the performance period, a maximum number of 120,730 total shares could be issued.  If the minimum performance thresholds are not met, 38,611 shares would be issued at the end of the performance period.

2011 Performance Share Units

During the year ended December 31, 2011, the Company granted 77,144 performance share units with a grant date fair value of $35.9 million, based on a weighted average grant date fair value per share of $464.79. The actual number of shares will be determined upon completion of the performance period which ends December 31, 2013.

At June 30, 2012, there were 76,122 unvested performance share units outstanding, net of actual forfeitures and vesting. As of June 30, 2012, the number of shares estimated to be issued at the end of the performance period is a total of 153,585 shares. If the maximum thresholds are met at the end of the performance period, a maximum of 162,464 total shares could be issued.

2010 Performance Share Units

During the year ended December 31, 2010, the Company granted 110,430 performance share units with a grant date fair value of $26.0 million, based on a weighted average grant date fair value per share of $235.34.  The actual number of shares will be determined upon completion of the performance period which ends December 31, 2012.

At June 30, 2012, there were 85,105 unvested performance share units outstanding, net of actual forfeitures and vesting.  As of June 30, 2012, the number of shares estimated to be issued at the end of the performance period is a total of 201,967 shares.  If the maximum performance thresholds are met at the end of the performance period, a maximum of 201,967 total shares could be issued.

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

A reconciliation of the weighted average number of shares outstanding used in calculating diluted earnings per share is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Weighted average number of basic common shares outstanding	49,812	49,718	49,819	49,519
Weighted average dilutive stock options, restricted stock, restricted stock units and performance share units	354	614	492	911
Assumed conversion of convertible debt	1,060	773	995	704
Weighted average number of diluted common and common equivalent shares outstanding	51,226	51,105	51,306	51,134
Anti-dilutive potential common shares	2,295	1,649	2,247	1,461

Anti-dilutive potential common shares for the three and six months ended June 30, 2012 includes approximately 1.9 million shares and 2.0 million shares, respectively, which could be issued under the Company’s convertible debt if the Company experiences substantial increases in its common stock price.  Under the treasury stock method, the convertible debt will generally have a dilutive impact on net income per share if the Company’s average stock price for the period exceeds the conversion price for the convertible debt.

In 2006, the Company issued $172.5 million aggregate principal amount of convertible notes due September 30, 2013 (the "2013 Notes"). In 2006, the Company also entered into hedge transactions (the "Conversion Spread Hedges") relating to the potential dilution of the Company's common stock upon conversion of the 2013 Notes at their stated maturity date. Under the Conversion Spread Hedges, the Company is entitled to purchase from Goldman Sachs and Merrill Lynch a total of approximately 4.3 million shares of the Company's common stock (the number of shares underlying the 2013 Notes) at a strike price of $40.38 per share (subject to adjustment in certain circumstances) in 2013, and the counterparties are entitled to purchase from the Company a total of approximately 4.3 million shares of the Company's common stock at a strike price of $50.47 per share (subject to adjustment in certain circumstances) in 2013.

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

The Conversion Spread Hedges are outstanding at June 30, 2012. However, since the beneficial impact of the Conversion Spread Hedges was anti-dilutive, it was excluded from the calculation of net income per share.

4.                                      INVESTMENTS

The following table summarizes, by major security type, the Company’s short-term investments as of June 30, 2012 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities
Foreign government securities	$1,155,626	$22	$(58)	$1,155,590
U.S. government securities	1,952,426	50	(211)	1,952,265
U.S. agency securities	21,699	2	—	21,701
Total	$3,129,751	$74	$(269)	$3,129,556

As of June 30, 2012, foreign government securities included investments in debt securities issued by the governments of Germany, the Netherlands, and the United Kingdom.

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

As of December 31, 2011, foreign government securities included investments in debt securities issued by the governments of Germany, the Netherlands, the United Kingdom and France.

There were no material realized gains or losses related to investments for the three and six months ended June 30, 2012 or 2011.

5.                                      FAIR VALUE MEASUREMENTS

Financial assets and liabilities carried at fair value as of June 30, 2012 are classified in the table below in the categories described below (in thousands):

	Level 1	Level 2	Level 3	Total
ASSETS:
Short-term investments
Foreign government securities	$—	$1,155,590	$—	$1,155,590
U.S. government securities	—	1,952,265	—	1,952,265
U.S. agency securities	—	21,701	—	21,701
Foreign exchange derivatives	—	25,842	—	25,842
Total assets at fair value	$—	$3,155,398	$—	$3,155,398

	Level 1	Level 2	Level 3	Total
LIABILITIES:
Foreign exchange derivatives	$—	$1,727	$—	$1,727
Redeemable noncontrolling interests	—	—	110,184	110,184
Total liabilities at fair value	$—	$1,727	$110,184	$111,911

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

Investments in U.S. Treasury and foreign government securities are considered “Level 2” fair value measurements as of June 30, 2012 and December 31, 2011 because the Company has access to quoted prices, but does not have visibility to the volume and frequency of trading for all of these investments.  Fair values for U.S. agency securities and U.S. corporate notes are considered “Level 2” fair value measurements because they are obtained from pricing sources for these or comparable instruments. For the Company’s short-term investments, a market approach is used for recurring fair value measurements and the valuation techniques use inputs that are observable, or can be corroborated by observable data, in an active marketplace.

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

As of June 30, 2012 and December 31, 2011, the carrying value of the Company’s cash and cash equivalents approximated their fair value and consisted primarily of foreign and U.S. government securities and bank deposits.  Other financial assets and liabilities, including restricted cash, accounts receivable, accrued expenses and deferred merchant bookings are carried at cost which approximates their fair value because of the short-term nature of these items.  See Note 4 for information on the carrying value of investments and Note 8 for the estimated fair value of the Company’s convertible debt.

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

Derivatives Not Designated as Hedging Instruments — The Company is exposed to adverse movements in currency exchange rates as the financial results of its international operations are translated from local currency into U.S. Dollars upon consolidation.  The Company’s derivative contracts principally address foreign exchange fluctuations for the Euro and British Pound Sterling versus the U.S. Dollar.  As of June 30, 2012 and December 31, 2011, there were no outstanding derivative contracts.  Foreign exchange gains of $5.2 million and $5.8 million for the three and six months ended June 30, 2012, respectively, and foreign exchange losses of $0.2 million and $2.0 million for the three and six months ended June 30, 2011, respectively, related to these derivatives were recorded in “Foreign currency transactions and other” on the Unaudited Consolidated Statements of Operations.

Derivatives associated with foreign currency transaction risks as of June 30, 2012 resulted in a net receivable of $0.4 million, with $0.6 million recorded in "Prepaid expenses and other current assets" and $0.2 million recorded in "Accrued expenses and other current liabilities" on the Unaudited Consolidated Balance Sheet. Derivatives associated with foreign currency transaction risks as of December 31, 2011 resulted in a net liability of $0.8 million, with $1.1 million recorded in "Accrued expenses and other current liabilities" and $0.3 million recorded in "Prepaid expenses and other current assets" on the Unaudited Consolidated Balance Sheet.   Foreign exchange losses of $5.0 million and $2.6 million for the three and six months ended June 30, 2012, respectively, and foreign exchange losses of $0.2 million and $0.1 million for the three and six months ended June 30, 2011, respectively, related to these derivatives were recorded in “Foreign currency transactions and other” on the Unaudited Consolidated Statements of Operations.

The settlement of derivative contracts resulted in a net cash outflow of $0.1 million for the six months ended June 30, 2012 compared to a net cash outflow of $3.4 million for the six months ended June 30, 2011, and are reported within “Net cash provided by operating activities” on the Unaudited Consolidated Statements of Cash Flows.

Derivatives Designated as Hedging Instruments — As of June 30, 2012 and December 31, 2011, the Company had outstanding foreign currency forward contracts for 990 million Euros and 860 million Euros, respectively, to hedge a portion of its net investment in a foreign subsidiary.  These contracts are all short-term in nature.  Hedge ineffectiveness is assessed and measured based on changes in forward exchange rates.  The fair value of these derivatives at June 30, 2012 was a net asset of $23.7 million, with $1.5 million liability recorded in "Accrued expenses and other current liabilities" and $25.2 million asset recorded in "Prepaid expenses and other current assets" on the Unaudited Consolidated Balance Sheet. The fair value of these derivatives at December 31, 2011 was an asset of $60.1 million and was reflected in “Prepaid expenses and other current assets” on the Unaudited Consolidated Balance Sheet.  A net cash inflow of $61.7 million for the six months ended June 30, 2012 compared to a net cash outflow of $33.8 million for the six months ended June 30, 2011 were reported within “Net cash used in investing activities” on the Unaudited Consolidated Statements of Cash Flows.

6.                                      INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets consist of the following (in thousands):

	June 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period	Weighted Average Useful Life
Supply and distribution agreements	$259,384	$(107,425)	$151,959	$260,288	$(97,114)	$163,174	10 - 13 years	12 years

Technology	22,598	(22,422)	176	22,982	(22,708)	274	3 years	3 years

Patents	1,638	(1,423)	215	1,638	(1,399)	239	15 years	15 years

Customer lists	19,742	(19,742)	—	19,923	(19,150)	773	2 years	2 years

Internet domain names	17,856	(1,909)	15,947	5,215	(625)	4,590	2 - 20 years	7 years

Trade names	52,096	(24,361)	27,735	52,272	(21,192)	31,080	5 - 20 years	11 years

Other	326	(321)	5	345	(324)	21	3 - 10 years	4 years
Total intangible assets	$373,640	$(177,603)	$196,037	$362,663	$(162,512)	$200,151

Intangible assets with determinable lives are primarily amortized on a straight-line basis.  Intangible asset amortization expense was approximately $8.2 million and $8.6 million for the three months ended June 30, 2012 and 2011, respectively, and $16.4 million and $16.9 million for the six months ended June 30, 2012 and 2011, respectively.

The estimated amortization expense for intangible assets for the remainder of 2012, the annual expense for the next five years, and the expense thereafter is expected to be as follows (in thousands):

2012	$15,642
2013	30,854
2014	30,777
2015	28,048
2016	25,447
2017	21,764
Thereafter	43,505
$196,037

The change in goodwill for the six months ended June 30, 2012 consists of the following (in thousands):

Balance at December 31, 2011	$504,784
Acquisition	4,462
Currency translation adjustments	(915)
Balance at June 30, 2012	$508,331

A substantial majority of the Company’s goodwill relates to the acquisition of Booking.com.

7.                                      OTHER ASSETS

Other assets at June 30, 2012 and December 31, 2011 consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Deferred debt issuance costs	$26,386	$10,560
Other	12,097	12,930
Total	$38,483	$23,490

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

The revolving credit facility provides for the issuance of up to $100.0 million of letters of credit as well as borrowings of up to $50.0 million on same-day notice, referred to as swingline loans. Borrowings under the revolving credit facility may be made in U.S. Dollars, Euros, British Pound Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility will be used for working capital and general corporate purposes. As of June 30, 2012 and December 31, 2011, there were no borrowings under the facility and there were approximately $1.9 million of letters of credit issued under the facility for both periods.

Convertible Debt

Convertible debt as of June 30, 2012 consists of the following (in thousands):

June 30, 2012	Outstanding Principal Amount	Unamortized Debt Discount	Carrying Value
1.25% Convertible Senior Notes due March 2015	$575,000	$(66,174)	$508,826
1.0% Convertible Senior Notes due March 2018	1,000,000	(128,333)	871,667
Outstanding convertible debt	$1,575,000	$(194,507)	$1,380,493

Convertible debt as of December 31, 2011 consisted of the following (in thousands):

December 31, 2011	Outstanding Principal Amount	Unamortized Debt Discount	Carrying Value
1.25% Convertible Senior Notes due March 2015	$575,000	$(77,360)	$497,640

Based upon the closing price of the Company’s common stock for the prescribed measurement period during the three months ended June 30, 2012 and December 31, 2011, the contingent conversion threshold on the 2015 Notes was exceeded.  Therefore, the 2015 Notes were convertible at the option of the holders. Accordingly, the Company reported the carrying value of the 2015 Notes as a current liability as of June 30, 2012 and December 31, 2011. Since these notes are convertible at the option of the holders and the principal amount is required to be paid in cash, the difference between the principal amount and the carrying value is reflected as convertible debt in the mezzanine section on the Company's Unaudited Balance Sheets. Therefore, with respect to the 2015 Notes, the Company reclassified $66.2 million and $77.4 million before tax from additional paid-in capital to convertible debt in the mezzanine section on the Company's Unaudited Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, respectively. The determination of whether or not the 2015 Notes are convertible must continue to be performed on a quarterly basis. Consequently, the 2015 Notes may not be convertible in future quarters, and therefore may again be classified as long-term debt, if the contingent conversion threshold is not met in such quarters. The contingent conversion threshold on the 2018 Notes was not exceeded at June 30, 2012, and therefore that debt is reported as a non-current liability on the Unaudited Consolidated Balance Sheet.

As of June 30, 2012 and December 31, 2011, the estimated market value of the outstanding convertible debt was approximately $2.3 billion and $0.9 billion, respectively, and was considered a "Level 2" fair value measurement (see Note 5). Fair value was estimated based upon actual trades at the end of the reporting period or the most recent trade available as well as the Company’s stock price at the end of the reporting period.  A substantial portion of the market value of the Company’s debt in excess of the outstanding principal amount relates to the conversion premium on the bonds.

Description of Senior Notes

In March 2012, the Company issued in a private placement $1.0 billion aggregate principal amount of Convertible Senior Notes due March 15, 2018, with an interest rate of 1.0% (the "2018 Notes"). The Company paid $20.4 million in debt issuance costs during the six months ended June 30, 2012, related to this offering. The 2018 Notes are convertible, subject to certain conditions, into the Company's common stock at a conversion price of approximately $944.61 per share. The 2018 Notes are convertible, at the option of the holder, prior to March 15, 2018, upon the occurrence of specific events, including but not limited to a change in control, or if the closing sales price of the Company's common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 150% of the applicable conversion price in effect for the notes on the last trading day of the immediately preceding quarter. In the event that all or substantially all of the Company's common stock is acquired on or prior to the maturity of the 2018 Notes in a transaction in which the consideration paid to holders of the Company's common stock consists of all or substantially all cash, the Company would be required to make additional payments in the form of additional shares of common stock to the holders of the 2018 Notes in aggregate value ranging from $0 to approximately $344.0 million depending upon the date of the transaction and the then current stock price of the Company. As of December 15, 2017, holders will have the right to convert all or any portion of the 2018 Notes. The 2018 Notes may not be redeemed by the Company prior to maturity.  The holders may require the Company to repurchase the 2018 Notes for cash in certain circumstances.  Interest on the 2018 Notes is payable on March 15 and September 15 of each year.

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

Accounting guidance requires that cash-settled convertible debt, such as the Company’s convertible senior notes, be separated into debt and equity components at issuance and a value to be assigned to each.  The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar bond without the conversion feature.  The difference between the bond cash proceeds and this estimated fair value, representing the value assigned to the equity component, is recorded as a debt discount.  Debt discount is amortized using the effective interest method over the period from origination date through the stated maturity date.  The Company estimated the straight debt borrowing rates at debt origination to be 5.89% for the 2015 Notes and 3.50% for the 2018 Notes.  The yield to maturity was estimated at an at-market coupon priced at par.

Debt discount after tax of $80.9 million ($135.2 million before tax) partially offset by financing costs associated with the equity component of convertible debt of $2.8 million were recorded in additional paid-in capital related to the 2018 Notes at June 30, 2012. The Company reclassified $66.2 million before tax and $77.4 million before tax out of additional paid-in capital to the mezzanine section in the Company's Unaudited Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, respectively, related to the 2015 Notes.

For the three months ended June 30, 2012 and 2011, the Company recognized interest expense of $16.3 million and $7.6 million, respectively, related to convertible notes.  Interest expense related to convertible notes for the three months ended June 30, 2012 and 2011was comprised of $4.3 million and $1.8 million, respectively, for the contractual coupon interest, $10.8 million and $5.3 million, respectively, related to the amortization of debt discount and $1.2 million and $0.5 million, respectively, related to the amortization of debt issuance costs.  The effective interest rate for the three months ended June 30, 2012 and 2011 was 4.7% and 6.3%, respectively.

For the six months ended June 30, 2012 and 2011, the company recognized interest expense of $26.9 million and $15.1 million, respectively, related to convertible notes. Interest expense related to convertible notes for the six months ended June 30, 2012 and 2011was comprised of $6.9 million and $3.6 million, respectively, for the contractual coupon interest, $18.0 million and $10.5 million, respectively, related to the amortization of debt discount and $2.0 million and $1.0 million, respectively, related to the amortization of debt issuance costs. The effective interest rate for the six months ended June 30, 2012 and 2011 was 5.1% and 6.3%, respectively.

9.                               TREASURY STOCK

In the first quarter of 2012, the Company's Board of Directors authorized a one-time purchase of the Company's common stock up to $200.0 million concurrent with the issuance of the 2018 Notes. The Company repurchased 263,913 shares in the first quarter of 2012 for an aggregate cost of $166.2 million.

As of June 30, 2012, the Company has a remaining amount from all authorizations granted by the Board of Directors of $459.2 million to purchase its common stock.  The Company may make additional repurchases of shares under its stock repurchase programs, depending on prevailing market conditions, alternate uses of capital and other factors.  Whether and when to initiate and/or complete any purchase of common stock and the amount of common stock purchased will be determined in the Company’s complete discretion.

The Company’s Board of Directors has also given the Company the general authorization to repurchase shares of its common stock to satisfy employee withholding tax obligations related to stock-based compensation.  The Company repurchased 138,171 shares and 349,667 shares at aggregate costs of $89.0 million and $158.7 million in the six months ended June 30, 2012 and 2011, respectively, to satisfy employee withholding taxes related to stock-based compensation.

As of June 30, 2012, there were approximately 8.2 million shares of the Company’s common stock held in treasury.

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

The Company recognizes income tax expense related to income generated outside of the United States based upon the applicable tax rates and tax laws of the foreign countries in which the income is generated.  During the three and six months ended June 30, 2012 and 2011, the substantial majority of the Company’s foreign-sourced income has been generated in the Netherlands and the United Kingdom.  Income tax expense for the three and six months ended June 30, 2012 and 2011 differs from the expected tax expense at the U.S. statutory rate of 35%, primarily due to lower foreign tax rates, partially offset by state income taxes and certain non-deductible expenses.

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

In order to be eligible for Innovation Box Tax treatment, Booking.com must, among other things, apply for and obtain a research and development (“R&D”) certificate from a Dutch governmental agency every six months confirming that the activities that Booking.com intends to be engaged in over the subsequent six month period are “innovative.”  The R&D certificate is current but should Booking.com fail to secure such a certificate in any future period - for example, because the governmental agency does not view Booking.com’s new or anticipated activities as “innovative” - or should this agency determine that the activities contemplated to be performed in a prior year were not performed as contemplated or did not comply with the agency’s requirements, Booking.com may lose its certificate and, as a result, the Innovation Box Tax benefit may be reduced or eliminated.

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

The Company currently estimates that its consolidated effective tax rate for 2012 will be lower by approximately four to six percentage points compared to what it would be if the Company did not have the benefit of the Innovation Box Tax. The Innovation Box Tax benefit reduced the Company's consolidated effective tax rate for 2011 by approximately four percentage points.

The Company has significant deferred tax assets, resulting principally from domestic net operating loss carryforwards (“NOLs”), after considering the limitation imposed by Section 382 of the Internal Revenue Code ("IRC Section 382"). IRC Section 382 imposes limitations on the availability of a company’s net operating losses after a more than 50 percentage point ownership change occurs.  The IRC Section 382 limitation is based upon certain conclusions pertaining to the dates of ownership changes and the value of the Company on the dates of the ownership changes.  It was determined that ownership changes, as defined in IRC Section 382, occurred in 2000 and 2002.  The amount of the Company’s net operating losses incurred prior to each ownership change is limited based on the value of the Company on the respective dates of ownership change.  As of December 31, 2011, it was estimated that the remaining effect of IRC Section 382 will generally limit the total cumulative amount of net operating loss available to offset future taxable income to approximately $1.2 billion. Pursuant to IRC Section 382, future ownership changes might occur that could further limit the $1.2 billion available remaining NOLs.

Following an audit by the Internal Revenue Service ("IRS") of the Company's 2009 and 2010 federal income tax returns, the Company reached an agreement with the IRS in June 2012 which covered all tax periods through December 31, 2010. As part of the IRS agreement, certain equity-related tax deductions were disallowed which reduced the cumulative amount of gross NOLs for federal tax purposes at December 31, 2011 from approximately $2.6 billion to approximately $1.6 billion before considering the IRC Section 382 limitation. This reduction in the gross NOLs does not reduce or otherwise affect the amount of net NOLs available to the Company after considering IRC Section 382. Accordingly, since IRC Section 382 limits the Company's available net NOLs to an amount less than $1.6 billion, the agreement with the IRS has no impact on the Company's total deferred tax assets, results of operations, financial position or cash flows. These NOLs mainly expire from December 31, 2019 to December 31, 2021 and their utilization, in addition to being subject to the limitation under IRC Section 382, is dependent on the Company's ability to generate sufficient future taxable income.

The $1.6 billion of gross NOLs is comprised of approximately $0.4 billion of NOLs generated from operating losses and approximately $1.2 billion of NOLs generated from equity-related transactions, including equity-based compensation and stock warrants.

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of these deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized.  The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future income, the carryforward periods available for tax reporting purposes, and other relevant factors.  The deferred tax asset at June 30, 2012 and December 31, 2011 amounted to $64.1 million and $147.8 million, net of the valuation allowance recorded, respectively.

The Company has recorded a non-current deferred tax liability in the amount of $45.2 million and $47.0 million at June 30, 2012 and December 31, 2011, respectively, primarily related to the assignment of estimated fair value to certain purchased identifiable intangible assets associated with various international acquisitions.

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

11.                               REDEEMABLE NONCONTROLLING INTERESTS

On May 18, 2010, the Company, through its wholly-owned subsidiary, Priceline.com International Limited (“PIL”), paid $108.5 million, net of cash acquired, to purchase a controlling interest of the outstanding equity of TravelJigsaw Holdings Limited and its operating subsidiary, TravelJigsaw Limited (collectively, “TravelJigsaw”, now known as the rentalcars.com business), a Manchester, UK-based international rental car reservation service.

Certain key members of TravelJigsaw’s management team retained a noncontrolling ownership interest in TravelJigsaw Holdings Limited.  In addition, certain key members of the management team of Booking.com purchased a 3% ownership interest in TravelJigsaw from PIL in June 2010 (together with TravelJigsaw management’s investment, the “Redeemable Shares”).  The holders of the Redeemable Shares have the right to put their shares to PIL and PIL will have the right to call the shares in each case at a purchase price reflecting the fair value of the Redeemable Shares at the time of exercise.  Subject to certain exceptions, one-third of the Redeemable Shares have been or will be, as the case may be, subject to the put and call options in each of 2011, 2012 and 2013, respectively, during specified option exercise periods.  In April 2012 and April 2011, in connection with the exercise of call and put options, PIL purchased a portion of the shares underlying redeemable noncontrolling interests for an aggregate purchase price of approximately $61.1 million and $13.0 million, respectively.  As a result of the April 2012 purchase, the redeemable noncontrolling interests in TravelJigsaw Holdings Limited were reduced from 19.0% to 12.7%.

Redeemable noncontrolling interests are measured at fair value, both at the date of acquisition and subsequently at each reporting period.  The redeemable noncontrolling interests are reported on the Company’s Unaudited Consolidated Balance Sheets in the mezzanine section in “Redeemable noncontrolling interests.”

A reconciliation of redeemable noncontrolling interests for three and six months ended June 30, 2012 and 2011, respectively, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Balance, beginning of period	$183,316	$57,538	$127,045	$45,751
Net income (loss) attributable to noncontrolling interests	307	(91)	153	(867)
Fair value adjustments(1)	(8,774)	23,386	43,440	33,741
Purchases of subsidiary shares at fair value(1)	(61,079)	(12,986)	(61,079)	(12,986)
Currency translation adjustments	(3,586)	(351)	625	1,857
Balance, end of period	$110,184	$67,496	$110,184	$67,496

(1)          The fair value of the redeemable noncontrolling interests was determined by industry peer comparable analysis and a discounted cash flow valuation model.

12.                              ACCUMULATED OTHER COMPREHENSIVE LOSS

The table below provides the balances for each classification of accumulated other comprehensive loss as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Foreign currency translation adjustments, net of tax (1)	$(107,589)	$(88,312)
Net unrealized (loss) gain on marketable securities, net of tax (2)	(58)	730
Accumulated other comprehensive loss	$(107,647)	$(87,582)

(1)          The foreign currency translation adjustments relate primarily to the strengthening of the U.S. Dollar relative to the local currencies our subsidiaries, principally the Euro and British Pound Sterling. Foreign currency translation adjustments, net of tax, includes net gains from fair value adjustments at June 30, 2012 of $60.9 million after tax ($104.5 million before tax) and net gains from fair value adjustments at December 31, 2011 of $46.2 million after tax ($79.1 million before tax) associated with net investment hedges (See Note 5).  The remaining balance in currency translation adjustments excludes income taxes due to the Company’s practice and intention to reinvest the earnings of its foreign subsidiaries in those operations.

(2)          The unrealized loss before tax at June 30, 2012 was $0.1 million and the unrealized gain before tax at December 31, 2011 was $1.0 million.

13.                               COMMITMENTS AND CONTINGENCIES

Litigation Related to Hotel Occupancy and Other Taxes

The Company and certain third-party defendant online travel companies are currently involved in approximately forty-five lawsuits, including certified and putative class actions, brought by or against states, cities and counties over issues involving the payment of hotel occupancy and other taxes (i.e., state and local sales tax) and the Company’s “merchant” hotel business.  The Company’s subsidiaries Lowestfare.com LLC and Travelweb LLC are named in some but not all of these cases.  Generally, each complaint alleges, among other things, that the defendants violated each jurisdiction’s respective hotel occupancy tax ordinance with respect to the charges and remittance of amounts to cover taxes under each law.  Each complaint typically seeks compensatory damages, disgorgement, penalties available by law, attorneys’ fees and other relief.  The Company is also involved in one consumer lawsuit relating to, among other things, the payment of hotel occupancy taxes and service fees.  In addition, approximately seventy municipalities or counties, and at least eight states, have initiated audit proceedings (including proceedings initiated by more than forty municipalities in California), issued proposed tax assessments or started inquiries relating to the payment of hotel occupancy and other taxes (i.e., state and local sales tax).  Additional state and local jurisdictions are likely to assert that the Company is subject to, among other things, hotel occupancy and other taxes (i.e., state and local sales tax) and could seek to collect such taxes, retroactively and/or prospectively.

With respect to the principal claims in these matters, the Company believes that the laws at issue do not apply to the service it provides, namely the facilitation of reservations, and, therefore, that it does not owe the taxes that are claimed to be owed.  Rather, the Company believes that the laws at issue generally impose hotel occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations.  In addition, in many of these matters, the taxing jurisdictions have asserted claims for “conversion” - essentially, that the Company has collected a tax and wrongfully “pocketed” those tax dollars - a claim that the Company believes is without basis and has vigorously contested.  The taxing jurisdictions that are currently involved in litigation and other proceedings with the Company, and that may be involved in future proceedings, have asserted contrary positions and will likely continue to do so.  From time to time, the Company has found it expedient to settle, and may in the future agree to settle, claims pending in these matters without conceding that the claims at issue are meritorious or that the claimed taxes are in fact due to be paid.

In connection with some of these tax audits and assessments, the Company may be required to pay any assessed taxes, which amounts may be substantial, prior to being allowed to contest the assessments and the applicability of the laws in judicial proceedings.  This requirement is commonly referred to as “pay to play” or “pay first.”  For example, the City of San Francisco assessed the Company approximately $3.4 million (an amount that includes interest and penalties) relating to hotel occupancy taxes, which the Company paid in July 2009.  Payment of these amounts, if any, is not an admission that the Company believes it is subject to such taxes and, even if such payments are made, the Company intends to continue to assert its position vigorously.  The Company has successfully argued against a “pay first” requirement asserted in another California proceeding.

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

In many of the judicial and other proceedings initiated to date, the taxing jurisdictions seek not only historical taxes that are claimed to be owed on the Company’s gross profit, but also, among other things, interest, penalties, punitive damages and/or attorney fees and costs.  Therefore, any liability associated with hotel occupancy tax matters is not constrained to the Company’s liability for tax owed on its historical gross profit, but may also include, among other things, penalties, interest and attorneys’ fees.  To date, the majority of the taxing jurisdictions in which the Company facilitates hotel reservations have not asserted that taxes are due and payable on the Company’s U.S. “merchant” hotel business.  With respect to taxing jurisdictions that have not initiated proceedings to date, it is possible that they will do so in the future or that they will seek to amend their tax statutes and seek to collect taxes from the Company only on a prospective basis.

Reserve for Hotel Occupancy and Other Taxes

As a result of this litigation and other attempts by jurisdictions to levy similar taxes, the Company has established an accrual for the potential resolution of issues related to hotel occupancy and other taxes in the amount of approximately $33 million at both June 30, 2012 and December 31, 2011 (which includes, among other things, amounts related to the litigation in San Antonio). The accrual is based on the Company's estimate of the probable cost of resolving these issues. The actual cost may be less or greater, potentially significantly, than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount accrued cannot be reasonably made.

Developments in and after the Quarter Ended June 30, 2012

In the quarter ending June 30, 2012, no new actions commenced. However, in July 2012, two new actions commenced. First, the Company has filed appeals in court of a second round of assessments issued by the Hawaii Department of Taxation for transient accommodations tax as well as Hawaii General Excise Tax. The assessments at issue in those appeals, In the Matter of the Appeal of priceline.com Incorporated, (and related actions brought by Travelweb.com LLC and Lowestfare LCC) (Tax Appeal Court of the State of Hawaii) (filed July 3, 2012), cover the time period January 1, 2000 through December 31, 2011 and overlap with previously issued assessments which are already on appeal. The new appeals have been consolidated with the assessment appeals already pending in the Hawaii Tax Appeal Court. Similarly, in priceline.com Incorporated, et al. v. Osceola County, et al. (2d Judicial Cir. Ct. for Leon County, Florida) (filed July 2, 2012), the Company filed an action challenging a second assessment issued by the County, which covers the time period October 1, 2009 through September 30, 2011. The Company anticipates this new case will be consolidated with the earlier action challenging the County's first assessment.

On May 1, 2012 in City of Atlanta, Georgia v. Hotels.com L.P., et al. (Superior Court of Fulton County, Georgia; filed in March 2006) the court denied defendants' motion for reconsideration of its decision to allow Atlanta to file an amended complaint. On May 15, 2012, certain defendants, including the Company, filed a petition for writs of mandamus and prohibition before the Georgia Supreme Court requesting that it halt the proceeding before the trial court on the grounds that the matter was finally concluded. That petition currently is under review by the Georgia Supreme Court.

On May 8, 2012, in Leon County, et al. v. Expedia, Inc., et al. (2d Judicial Cir. Ct. for Leon County, Florida), the Florida Second Judicial Circuit Court entered an order denying the Counties' motion for summary judgment and granting a motion for summary judgment in favor of the defendants, dismissing the action. The Counties filed a notice of appeal on May 10, 2012. By order dated July 13, 2012, the court in Orbitz, LLC, et al. v. Broward County, Florida, et al. (2d Judicial Cir. Ct. for Leon County, Florida) granted the online travel companies' motions for summary judgment and denied the County's motion for summary judgment thereby dismissing the action.

On June 5, 2012 in City of Rome, Georgia, et al. v. Hotels.com, L.P., et al. (U.S. District Court for the Northern District of Georgia; filed in November 2005), a certified class action on behalf of Georgia cities and counties, the court granted the parties' motion for approval of the partial class settlement agreement providing that the online travel company defendants would pay hotel occupancy taxes from May 16, 2011 going forward. May 16, 2011 is the date of the Georgia Supreme Court's decision in the City of Atlanta appeal requiring payment on a prospective basis in that case. On July 8, 2012 the court entered summary judgment against all of plaintiffs' claims for past damages. The court found that the defendants were not operators and thus, that no back taxes were owed.

On June 8, 2012 in Town of Breckenridge v. Colorado Travel Company, LLC, et al. (District Court for Summit County, Colorado; filed in July 2011), the court granted in part and denied in part the defendants' motion to dismiss the class action complaint. Specifically, the court dismissed without prejudice the claims relating to the sales tax but allowed all remaining claims under the accommodations tax and common law to proceed. On June 22, 2012 in City of Houston, Texas v. Hotels.com, L.P., et al. (District Court of Harris County, Texas; filed in March 2007); (Texas 14th Court of Appeals; appeal filed in April 2010); (Texas Supreme Court; petition for review filed in January 2012) the Texas Supreme Court requested briefing from the parties on the appeal. The request for briefing does not mean that the court agreed to hear the appeal. On June 15, 2012, in Expedia, Inc., et al. v. City of Portland, et al. (Circuit Court for Multnomah County, Oregon), the court denied defendant municipalities' motion to dismiss for lack of jurisdiction, rejecting defendants' assertion that administrative remedies were required to be exhausted, and ruling that it had jurisdiction to hear plaintiff online travel companies' claims for declaratory relief. On July 31, 2012, in The Village of Rosemont, Illinois v. Priceline.com Inc., et al. (U.S. District Court for the Northern District of Illinois; filed in 2009), the court granted in part, and denied in part, the parties' cross motions for summary judgment related to damages. Specifically, the court held that a six year statute of limitations (subject to a discovery rule), simple interest and a 25% penalty cap would apply for damages. The court previously had granted plaintiff's motion for summary judgment and denied defendants' motion for summary judgment on October 14, 2011.

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

•
City of Atlanta, Georgia v. Hotels.com L.P., et al. (Superior Court of Fulton County, Georgia; filed in March 2006); (Court of Appeals of the State of Georgia; appeal filed in January 2007); (Georgia Supreme Court; further appeal filed in December 2007; petition for writs of mandamus and prohibition filed in May 2012)

•
Wake County, North Carolina v. Hotels.com, LP, et al. (General Court of Justice, Superior Court Division, Wake County, North Carolina; filed in November 2006); Dare County, North Carolina v. Hotels.com, LP, et al. (General Court of Justice, Superior Court Division, Dare County, North Carolina; filed in January 2007); Buncombe County, North Carolina v. Hotels.com, LP, et al. (General Court of Justice, Superior Court Division, Buncombe County, North Carolina; filed in February 2007); Mecklenburg County, North Carolina v. Hotels.com LP, et al. (General Court of Justice, Superior Court Division, Mecklenburg County, North Carolina; filed in January 2008)

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

•
Leon County, et al. v. Expedia, Inc., et al. (Second Judicial Circuit Court for Leon County, Florida; filed November 2009); (Florida First District Court of Appeal; filed in May 2012); Leon County v. Expedia, Inc. et al. (Second Judicial Circuit Court for Leon County, Florida; filed in December 2009)

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

Judicial Actions Relating to Assessments Issued by Individual Cities, Counties and States

The Company may seek judicial review of assessments issued by an individual city or county. Currently pending actions seeking such a review include:

•	Priceline.com, Inc., et al. v. Broward County, Florida (Circuit Court - Second Judicial Circuit, Leon County, Florida; filed in January 2009)

•	Priceline.com Inc., et al. v. City of Anaheim, California, et al. (California Superior Court, County of Orange; filed in February 2009); (California Superior Court, County of Los Angeles)

•	Priceline.com, Inc. v. Indiana Department of State Revenue (Indiana Tax Court; filed in March 2009)

•	Priceline.com, Inc., et al. v. City of San Francisco, California, et al. (California Superior Court, County of San Francisco; filed in June 2009); (California Superior Court, County of Los Angeles)

•	Priceline.com, Inc. v. Miami-Dade County, Florida, et al. (Eleventh Judicial Circuit Court for Miami Dade, County, Florida; filed in December 2009)

•	Priceline.com Incorporated, et al. v. Osceola County, Florida, et al. (Circuit Court of the Second Judicial Circuit, in and For Leon County, Florida; filed in January 2011)

•	Priceline.com Incorporated, et al. v. Osceola County, Florida, et al. (Circuit Court of the Second Judicial Circuit, in and for Leon County, Florida; filed in July 2012)

•
In the Matter of the Tax Appeal of priceline.com Inc., In the Matter of the Tax Appeal of Lowestfare.com LLC and In the Matter of the Tax Appeal of Travelweb LLC  (Tax Appeal Court of the State of Hawaii; filed in March 2011)

•
In the Matter of the Tax Appeal of priceline.com Inc., In The Matter of the Tax Appeal of Lowestfare.com LLC and In the Matter of the Tax Appeal of Travelweb LLC (Tax Appeal Court of the State of Hawaii, filed in July 2012)

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

Administrative Proceedings and Other Possible Actions

At various times, the Company has also received inquiries or proposed tax assessments from municipalities and other taxing jurisdictions relating to the Company’s charges and remittance of amounts to cover state and local hotel occupancy and other related taxes.  Among others, the City of Philadelphia, Pennsylvania; the City of Phoenix, Arizona (on behalf of itself and 12 other Arizona cities); the City of Paradise Valley, Arizona; and state tax officials from Arkansas, Colorado, Louisiana, Maryland, Ohio, Pennsylvania, Texas, West Virginia, Wisconsin, and Wyoming have begun formal or informal administrative procedures or stated that they may assert claims against the Company relating to allegedly unpaid state or local hotel occupancy or related taxes.  Between 2008 and 2010, the Company received audit notices from more than forty cities in the state of California.  The audit proceedings in those cities have not yet been concluded.  In June 2012, the City and County of San Francisco issued a second set of assessments to the Company totaling $2.5 million, covering the period from the fourth quarter of 2008 through the fourth quarter of 2011. The Company has administratively appealed those assessments and is engaged in the administrative appeal process. At the conclusion of the administrative process, the Company is likely to have to pay the assessed amounts prior to challenging the assessment in court. The Company has also been contacted for audit by five counties in the state of Utah, fifteen cities and counties in the state of Colorado, and by the City of St. Louis, Missouri.

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

OFT Inquiry

In September 2010, the United Kingdom's Office of Fair Trading (the "OFT"), the competition authority in the U.K., announced it was conducting a formal early stage investigation into suspected breaches of competition law in the hotel online booking sector and contacted the Company, Booking.com, and a number of other participants in the hotel online booking sector to request information.  In September 2010, the Company received a formal Notice of Inquiry from the OFT; the Company has cooperated with the OFT investigation and requests for information. On July 31, 2012, the OFT issued a "Statement of Objections" ("SO") to Booking.com, which sets out its preliminary views on why Booking.com and others in the hotel online booking sector have breached E.U. and U.K. competition law. The SO alleges, among other things, that there are agreements or concerted practices between hotels and Booking.com and at least one other online travel company that restrict Booking.com's (and the other travel company's) ability to discount hotel room reservations, which the OFT alleges is a form of resale price maintenance.

The Company disputes the allegations in the SO and intends to contest them vigorously. Booking.com runs an agency model hotel reservation platform in which hotels have complete discretion and control over setting the prices that appear on the Booking.com website. Booking.com is a facilitator of hotel room reservations; it does not take possession of or title to hotel rooms and is not a reseller of hotel rooms. Because Booking.com plays no role in price setting, does not control hotel pricing and does not resell hotel rooms, it does not believe that it engages in the conduct alleged in the SO. The Company will have the right to respond to the allegations in the SO in writing and orally. If the OFT chooses to maintain its objections after hearing Booking.com's responses, the OFT will issue a "Decision" which will state its case against Booking.com and others under investigation. The Company expects that a final infringement Decision, if any, will be issued at the earliest in 2013. The Company will have the opportunity to challenge an adverse Decision by the OFT in the U.K. courts.

In connection with a Decision, the OFT may impose a fine against Booking.com. The Company estimates that a fine could range from $0 to approximately $50 million. A fine in this amount could adversely impact the Company's cash flow and results of operations. In addition, the OFT may require changes to Booking.com's business practices, including changes to its approach to pricing and the use of "Most Favored Nation" clauses in contracts with hotels. The Company is unable at this time to predict the outcome of the proceedings before the OFT and, if necessary, before the U.K. courts, and the impact of changes to its business practices that may be required, if any, on its business, financial condition and results of operations. In addition, the Company is also unable to predict at this time the extent to which other regulatory authorities may pursue similar claims against it.

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

Overview

We are a leading online travel company that offers our customers hotel room reservations at over 260,000 hotels and accommodations worldwide through the Booking.com, priceline.com and Agoda.com brands. In the United States, we also offer our customers reservations for car rentals, airline tickets, vacation packages, destination services and cruises through the priceline.com brand. We offer car rental reservations worldwide through rentalcars.com (formerly known as TravelJigsaw).

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

Over the last several years we have experienced strong growth in the number of hotel room night reservations booked through our hotel reservation services. We believe this growth is the result of, among other things, the broader shift of travel purchases from offline to online, the high growth of travel overall in emerging markets such as Asia-Pacific and South America, and the continued innovation and execution by our teams around the world to build hotel supply, content and distribution and to improve the customer experience on our websites. We experienced exceptionally strong year-over-year growth during 2011. However, given the sheer size of our hotel reservation business, we believe it is highly likely that our year-over-year growth rates will generally decelerate on a quarterly sequential basis in the future. During the second quarter of 2012, we experienced deceleration in year-over-year hotel room night reservation growth as compared to the first quarter 2012, which in turn had decelerated from the year-over-year growth rate in the fourth quarter of 2011. We expect to experience further deceleration in growth rates throughout 2012 and beyond.

In addition, many governments around the world, including the United States and certain European governments, are operating at very large financial deficits. Failure to reach political consensus regarding workable solutions to these issues has resulted in a high level of uncertainty regarding the future economic outlook. Governmental austerity measures aimed at reducing deficits have created political challenges and may result in higher taxes and reduced government spending which could impair consumer spending and adversely affect travel demand. Recently, we have experienced declines in transaction growth rates and weaker trends in hotel average daily rates ("ADRs") across many regions of the world, particularly in those European countries that appear to be most affected by economic conditions. We believe that these business trends are likely impacted by weak economic conditions and sovereign debt concerns. This volatility makes it more difficult to forecast trends and the future impact of macro-economic weakness on our business.

Large, established Internet search engines with substantial resources and expertise in developing online commerce and facilitating Internet traffic are creating - and we believe intend to further create - inroads into online travel, both in the United States and internationally. For example, Google launched "Hotel Finder," a utility that allows users to search and compare hotel accommodations based on parameters set by the user and recently began placing Hotel Finder at the top of hotel-related search advertisements. Google also recently launched a new flight search tool that enables users to find fares, schedules and availability directly on Google and excludes online travel agent ("OTA") participation within the search results. "Meta-search" sites leverage their search technology to aggregate travel search results for the searcher's specific itinerary across supplier, travel agent and other websites and, in many instances, compete directly with us for customers. Furthermore, certain suppliers limit OTA participation within the meta-search results. Some meta-search sites, such as Kayak, offer users the ability to make hotel reservations directly on their websites and may evolve into more traditional online travel sites. These initiatives, among others, illustrate a clear intention to more directly appeal to travel consumers by showing consumers more detailed travel search results, including specific information for travelers' own itineraries, which could lead to suppliers or others gaining a larger share of search traffic or may ultimately lead to search engines maintaining transactions within their own websites. If Google, as the single largest search engine in the world, or Bing, or other leading search engines refer significant traffic to these or other travel services that they develop in the future, it could result in, among other things, more competition from supplier websites and higher customer acquisition costs for third-party sites such as ours and could have a material adverse effect on our business, results of operations and financial condition.

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

Widespread adoption of mobile devices, such as the iPhone, Android-enabled smart phones, and tablets such as the iPad, coupled with the improved web browsing functionality and development of thousands of useful “apps” available on these devices, is driving substantial traffic and commerce activity to mobile platforms.  Our major competitors and certain new market entrants are offering mobile applications for travel products and other functionality, including proprietary last-minute discounts for hotel bookings.  Advertising and distribution opportunities may be more limited on mobile devices given their smaller screen sizes.  The gross profit earned on a mobile transaction may be less than a typical desktop transaction due to different consumer purchasing patterns. For example, hotel reservations made on a mobile device typically are for shorter lengths of stay and are not made as far in advance. We have made significant progress creating mobile offerings which have received strong reviews, solid download trends, and are driving a material and increasing share of our business.  While we believe that mobile bookings present an opportunity for incremental growth, if we are unable to continue to rapidly innovate and create new and differentiated mobile offerings, and efficiently and effectively advertise and distribute on these platforms, we could lose market share to existing competitors or new entrants.

Apple, Inc., one of the most successful companies in the world and producer of, among other things, the iPhone, recently obtained a patent for “iTravel,” a mobile app that would allow a traveler to check in for a travel reservation, and may be indicative of Apple's intent to enter the travel reservations business in some capacity. Apple has leading market share in the smart phone category and controls integration of offerings, including travel services, into its mobile operating system. Apple also has more experience producing and developing mobile apps, and also has access to greater resources, than we do. If Apple uses or expands iTravel or another mobile app as a means of entering the travel reservations marketplace, our market share and results of operations could be adversely affected.

International Trends. The size of the travel market outside of the United States is substantially greater than that within the United States. Historically, Internet adoption rates and e-commerce adoption rates of international consumers have trailed those of the United States. However, international consumers are rapidly moving to online means for purchasing travel. Accordingly, recent international online travel growth rates have substantially exceeded, and are expected to continue to exceed, the growth rates within the United States. We expect that over the long-term, international online travel growth rates will follow a similar trend to that experienced in the United States. In addition, the base of hotel suppliers in Europe and Asia is particularly fragmented compared to that in the United States, where the hotel market is dominated by large hotel chains. We believe online reservation systems like ours may be more appealing to small chains and independent hotels more commonly found outside of the United States. Our growth has primarily been generated by our international hotel reservation service brands, Booking.com and Agoda.com. Booking.com, our most significant brand, currently includes over 235,000 hotels and accommodations on its website as compared to about 155,000 hotels and accommodations last year (updated hotel and accommodation counts are available on the Booking.com website). Booking.com has added hotels and accommodations over the past year in its core European market as well as higher-growth markets such as North America (which is a newer market for Booking.com), Asia-Pacific and South America. An increasing amount of our business from both a destination and point-of-sale perspective is conducted in these newer markets which are growing faster than our overall growth rate. We believe that the opportunity to continue to grow our business exists for the markets in which we operate. We believe these trends and factors have enabled us to become the top online hotel reservation service provider in the world as measured by room nights booked.

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

Another impact of the growing importance of Booking.com, Agoda.com and rentalcars.com is our increased exposure to foreign currency exchange risk. Because we are conducting a significant and growing portion of our business outside the United States and are reporting our results in U.S. Dollars, we face exposure to adverse movements in currency exchange rates as the financial results of our international operations are translated from local currency (principally the Euro and the British Pound Sterling) into U.S. Dollars upon consolidation. A strengthening of the Euro increases our Euro-denominated net assets, gross bookings, gross profit, operating expenses, and net income as expressed in U.S. Dollars, while a weakening of the Euro decreases our Euro-denominated net assets, gross bookings, gross profit, operating expenses, and net income as expressed in U.S. Dollars. Greece, Ireland, Portugal and certain other European Union countries with high levels of sovereign debt have had difficulty refinancing their debt. Concern around devaluation or abandonment of the Euro common currency, or that sovereign default risk may be more widespread and could include the United States, has led to significant volatility in the exchange rate between the Euro, the U.S. Dollar and other currencies. We generally enter into derivative instruments to minimize the impact of short-term currency fluctuations on our consolidated operating results. However, such derivative instruments are short term in nature and not designed to hedge against currency fluctuation that could impact our foreign currency denominated gross bookings, revenue or gross profit (see Note 5 to the Unaudited Consolidated Financial Statements for additional information on our derivative contracts). For example, while revenue from our international operations grew year-over-year on a local currency basis by approximately 53% and 58% for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011, as a result of the negative impact of currency exchange rates, revenue from our international operations as reported in U.S. Dollars grew 40% and 47% for the three and six months ended June 30, 2012, respectively.

Domestic Trends. Competition in domestic online travel remains intense and traditional online travel companies are creating new promotions and consumer value features in an effort to gain a competitive advantage. In particular, the competition to provide "opaque" hotel services to consumers, an area in which priceline.com has been a leader, has become more intense over the recent past. For example, in the fourth quarter of 2010, Expedia began making opaque hotel room reservations available on its principal website under the name "Expedia Unpublished Rates" and has supported the initiative with a national television advertising campaign as well as funding steeper discounts through lower margins. New entrants, including BackBid, GuestMob and Tingo, endeavor to provide savings on hotel rooms. In addition, in 2009, Travelocity launched an opaque price-disclosed hotel booking service. As with our Name Your Own Price® hotel booking service, for these services, the name of the hotel is not disclosed until after purchase. We believe these new offerings, in particular Expedia Unpublished Rates, have adversely impacted the market share and year-over-year growth rate for our opaque hotel service, which has experienced a year-over-year decline in room night reservations since the third quarter of 2011. This trend has been exacerbated by a shift in our advertising to focus heavily on our non-opaque hotel reservation services. These and other competitors could also launch opaque rental car services, which could negatively impact our Name Your Own Price® rental car service. In addition, hotels are increasingly offering discounted hotel room reservations through "daily deal" websites such as Groupon and Living Social. If Expedia or Travelocity are successful in growing their opaque hotel service, and/or "daily deal" websites are successful in garnering a sizable share of discounted hotel bookings, we may have less consumer demand for our opaque hotel service over time and we are likely to face more competition for access to the limited supply of discounted hotel room rates. In an effort to compete more effectively against these new offerings, we recently launched Express Deals, an opaque price-disclosed hotel offering. However, there can be no assurance that Express Deals will be successful at recovering lost hotel market share. As a result, we believe our share of the discount hotel market in the United States could further decrease.

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

Domestic airlines have reduced capacity and increased fares since the latter part of 2009, a trend which may continue. Decreases in capacity reduce the amount of airline tickets available, while significant increases in average airfares have adversely impacted leisure travel demand. Reduced airline capacity and demand negatively impact our priceline.com air business, which in turn has negative repercussions on our priceline.com hotel and rental car businesses. Our rental car business is further impacted by an increase in the utilization of rental car fleets, resulting in less opaque rental car availability, which has negatively impacted our Name Your Own Price® rental car service. We expect continued variability in the breadth and depth of discounted airline tickets and rental car rates made available to us in the future, depending on market conditions from time to time.

Seasonality. A meaningful amount of retail gross bookings are generated early in the year, as customers plan and reserve their spring and summer vacations in Europe and North America. However, we do not recognize associated revenue until future quarters when the travel occurs. From a cost perspective, we expense the substantial majority of our advertising activities as they are incurred, which is typically in the quarter in which bookings are generated. As a result, we usually experience our highest levels of profitability in the second and third quarters of the year, which is when we experience the highest levels of booking and travel consumption for the year for our North American and European businesses. However, we experience the highest levels of booking and travel consumption for our Asia-Pacific and South American businesses in the first and fourth quarters. Therefore, if these businesses continue to grow faster than our North American and European businesses, our operating results for the first and fourth quarters of the year may become more significant over time as a percentage of full year operating results. In addition, Our Name Your Own Price® services are generally non-refundable in nature, and accordingly, we recognize travel revenue at the time a booking is generated. However, we recognize revenue generated from our retail hotel services, including Booking.com and Agoda.com, at the time that the customer checks out of the hotel. Therefore, if our retail hotel business continues to grow, we expect our quarterly results to become increasingly impacted by these seasonal factors.

Other Factors. We believe that our success will depend in large part on our ability to continue to profitably grow our brands worldwide, and, over time, to offer other travel services and further expand into other international markets. Factors beyond our control, such as worldwide recession, higher oil prices, terrorist attacks, unusual weather patterns, natural disasters such as earthquakes, hurricanes, tsunamis, floods, volcanic eruptions (such as the April 2010 eruption of a volcano in Iceland), travel related health concerns including pandemics and epidemics such as Influenza H1N1, avian bird flu and SARS, political instability, regional hostilities, imposition of taxes or surcharges by regulatory authorities, travel related accidents or the withdrawal from our system of a major supplier, could adversely affect our business and results of operations and impair our ability to effectively implement all or some of the initiatives described above.

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

Results of Operations

Three and Six Months Ended June 30, 2012 compared to the Three and Six Months Ended June 30, 2011

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

Gross bookings resulting from hotel room night reservations, rental car days and airline tickets reserved through our international and U.S. operations for the three and six months ended June 30, 2012 and 2011 were as follows (numbers may not total due to rounding):

	Three Months Ended June 30, (in millions)			Six Months Ended June 30, (in millions)
	2012	2011	Change	2012	2011	Change
International	$5,952	$4,472	33.1%	$11,403	$8,008	42.4%
Domestic	1,377	1,308	5.3%	2,637	2,437	8.2%
Total	$7,329	$5,780	26.8%	$14,041	$10,445	34.4%

Gross bookings increased by 26.8% and 34.4% for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011, principally due to 39.1% and 42.7% growth in hotel room night reservations, respectively, partly offset by slower growth rates for our non-hotel businesses.  The 33.1% and 42.4% increase in international gross bookings for the three and six months ended June 30, 2012 (growth on a local currency basis was approximately 44% and 51%, respectively) was primarily attributable to growth in hotel room night reservations for our Booking.com and Agoda.com businesses, as well as growth in rental car reservations for our rentalcars.com business.  Domestic gross bookings increased by 5.3% and 8.2% for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011, primarily due to an increase in price-disclosed hotel room night reservations and associated higher average daily rates (“ADRs”) as well as an increase in rental car day reservations for our priceline.com business. Higher airfares drove growth in airline reservation gross bookings despite a decline in ticket reservations for the three months ended June 30, 2012 and relatively flat ticket reservations in the six months ended June 30, 2012, compared to the same periods in 2011. Our Name Your Own Price® hotel and rental car businesses experienced a decline in reservations in the three and six months ended June 30, 2012, compared to the same periods in 2011.

Gross bookings resulting from reservations of hotel room nights, rental car days and airline tickets made through our agency and merchant models for the three and six months ended June 30, 2012 and 2011 were as follows (numbers may not total due to rounding):

	Three Months Ended June 30, (in millions)			Six Months Ended June 30, (in millions)
	2012	2011	Change	2012	2011	Change
Agency	$6,031	$4,725	27.6%	$11,559	$8,507	35.9%
Merchant	1,298	1,055	23.1%	2,482	1,939	28.0%
Total	$7,329	$5,780	26.8%	$14,041	$10,445	34.4%

Agency gross bookings increased 27.6% and 35.9% for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011, due to growth in Booking.com hotel room night reservations.  Our U.S. priceline.com business also experienced growth in reservations of agency price-disclosed hotel room nights and rental car days.  Merchant gross bookings increased 23.1% and 28.0% for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011, primarily due to an increase in the sale of Agoda.com hotel room night reservations and rentalcars.com rental car day reservations. Higher ADRs drove growth in merchant gross bookings related to our priceline.com price-disclosed business, while our Name Your Own Price® hotel business experienced a decline in hotel room night reservations in the three and six months ended June 30, 2012 compared to the same periods in 2011, due to the competitive pressure discussed above in Domestic Trends. Name Your Own Price® airline ticket and rental car reservations decreased in the three and six months ended June 30, 2012, compared to the same periods in 2011.

	Hotel Room Nights	Rental Car Days	Airline Tickets

Three Months ended June 30, 2012	50.2 million	8.6 million	1.7 million

Three Months ended June 30, 2011	36.1 million	6.6 million	1.7 million

Six Months ended June 30, 2012	96.1 million	15.5 million	3.3 million

Six Months ended June 30, 2011	67.3 million	11.5 million	3.3 million

Hotel room night reservations increased by 39.1% and 42.7% for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011, principally due to an increase in Booking.com, Agoda.com and priceline.com price-disclosed hotel room night reservations, partially offset by a decline in Name Your Own Price® hotel room night reservations.  Booking.com, our most significant brand, currently includes over 235,000 hotels on its website as compared to about 155,000 hotels last year (updated hotel counts are available on the Booking.com website).  Booking.com has added hotels over the past year in its core European market as well as higher-growth markets such as North America (which is a newer market for Booking.com), Asia-Pacific and South America.  An increasing amount of our business from a destination and point-of-sale perspective is conducted in these newer markets which are growing faster than our overall growth rate and our core European market.  Our U.S. priceline.com agency hotel reservations benefited from the integration of hotels from the Booking.com extranet on the priceline.com website.

Rental car day reservations increased by 29.4% and 34.2% for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011, due primarily to an increase in rental car day reservations for our rentalcars.com business and priceline.com price-disclosed business, partially offset by a decline in Name Your Own Price® rental car day reservations due to limited availability of discounted supply as well as lower retail pricing.

Airline ticket reservations decreased by 1.8% for the three months ended June 30, 2012, respectively, compared to the same period in 2011, due to a decrease in Name Your Own Price® and price-disclosed airline ticket reservations. Airline ticket reservations increased by 1.4% for the six months ended June 30, 2012, compared to the same period in 2011, due to an increase in price-disclosed airline ticket reservations partially offset by a decrease in Name Your Own Price® airline ticket reservations due to limited availability of discounted supply.

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

Merchant revenues are derived from transactions where we are the merchant of record and therefore charge the customer's credit card for the travel services provided. Merchant revenues include (1) transaction revenues representing the selling price of Name Your Own Price® hotel room night, rental car and airline ticket reservations and price-disclosed vacation packages; (2) transaction revenues representing the amount charged to a customer, less the amount charged by suppliers in connection with (a) the hotel room reservations provided through our merchant price-disclosed hotel service at Agoda.com and priceline.com and (b) the rental car reservations provided through our merchant semi-opaque rental car service at rentalcars.com, which allows customers to see the price of the reservation prior to purchase but not the identity of the supplier; (3) customer processing fees charged in connection with the sale of Name Your Own Price® hotel room night, rental car and airline ticket reservations and merchant price-disclosed hotel reservations; and (4) ancillary fees, including GDS reservation booking fees related to certain of the services listed above.

Other revenues are derived primarily from selling advertising on our websites.

	Three Months Ended June 30,			Six Months Ended June 30,
	$000			$000
	2012	2011	Change	2012	2011	Change
Agency Revenues	$771,996	$569,181	35.6%	$1,309,623	$920,603	42.3%
Merchant Revenues	551,024	530,530	3.9%	1,047,433	985,334	6.3%
Other Revenues	3,739	3,005	24.4%	6,950	6,098	14.0%
Total Revenues	$1,326,759	$1,102,716	20.3%	$2,364,006	$1,912,035	23.6%

 Agency Revenues

Agency revenues for the three and six months ended June 30, 2012 increased 35.6% and 42.3%, respectively, compared to the same periods in 2011, primarily as a result of growth in the business of Booking.com.  Our U.S. agency revenues benefited from the integration of hotels from the Booking.com extranet on the priceline.com website as well as growth in our priceline.com retail rental car business.

Merchant Revenues

Merchant revenues for the three and six months ended June 30, 2012 increased 3.9% and 6.3%, respectively, compared to the same periods in 2011, primarily due to increases in our Agoda.com hotel business, rentalcars.com rental car business and priceline.com merchant price-disclosed hotel business, partially offset by a decline in Name Your Own Price® hotel room night, rental car and airline ticket reservations. Merchant revenue growth over the prior year period was substantially lower than merchant gross bookings growth because our merchant revenues are disproportionately affected by our Name Your Own Price® business. Name Your Own Price® revenues are recorded “gross” with a corresponding supplier cost recorded in cost of revenues, and represented a smaller percentage, year-over-year, of total revenues compared to our faster-growing Agoda.com and rentalcars.com businesses, which are recorded in revenue "net" of supplier cost. As a result, we believe that gross profit is an important measure of evaluating growth in our business.

Other Revenues

Other revenues during the three and six months ended June 30, 2012 consisted primarily of advertising revenues.  Other revenues for the three and six months ended June 30, 2012 increased compared to the same periods in 2011.

Cost of Revenues and Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
	$000			$000
	2012	2011	Change	2012	2011	Change
Cost of Revenues	$322,617	$353,489	(8.7)%	$616,576	$657,001	(6.2)%
% of Merchant Revenues	58.5%	66.6%		58.9%	66.7%

Cost of Revenues

For the three and six months ended June 30, 2012, cost of revenues consisted primarily of: (1) the cost of Name Your Own Price® hotel room reservations from our suppliers, net of applicable taxes, (2) the cost of Name Your Own Price® rental cars from our suppliers, net of applicable taxes; and (3) the cost of Name Your Own Price® airline tickets, net of the federal air transportation tax, segment fees and passenger facility charges imposed in connection with the sale of airline tickets. Cost of revenues for the three and six months ended June 30, 2012 decreased by 8.7% and 6.2%, respectively, compared to the same periods in 2011, primarily due to a decrease in our Name Your Own Price® businesses. Merchant price-disclosed hotel room and car rental reservations are recorded in merchant revenues net of the amounts paid to suppliers and therefore, there is no associated cost of revenues for merchant price-disclosed hotel revenues. Cost of revenues as a percentage of their associated merchant revenues decreased for the three and six months ended June 30, 2012, compared to same periods in 2011, a trend we expect to continue, primarily due to the increase in Agoda.com and rentalcars.com revenues, all of which are recorded in revenue "net" of supplier cost.

Agency revenues have no cost of revenue. Agency revenues principally consist of travel commissions on hotel reservations.

Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
	$000			$000
	2012	2011	Change	2012	2011	Change
Gross Profit	$1,004,142	$749,227	34.0%	$1,747,430	$1,255,034	39.2%
Gross Margin	75.7%	67.9%		73.9%	65.6%

Total gross profit for the three and six months ended June 30, 2012 increased by 34.0% and 39.2% compared to the same periods in 2011, primarily as a result of increased revenue discussed above.  Total gross margin (gross profit expressed as a percentage of total revenue) increased during the three and six months ended June 30, 2012 compared to the same periods in 2011, because our revenues are disproportionately affected by our Name Your Own Price® business. Name Your Own Price® revenues are recorded “gross” with a corresponding supplier cost recorded in cost of revenues, and represented a smaller percentage of total revenues compared to our faster-growing retail price-disclosed business, which are recorded in revenue "net" of supplier cost. As a result, we believe that gross profit is an important measure of evaluating growth in our business. Our international operations accounted for approximately $859.2 million and $1.5 billion of our gross profit for the three and six months ended June 30, 2012, which compares to $612.1 million and $1.0 billion, respectively, for the same periods in 2011.  Gross profit attributable to our international operations increased, on a local currency basis, by approximately 53% and 58% for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011.

Operating Expenses

Advertising

	Three Months Ended June 30,			Six Months Ended June 30,
	$000			$000
	2012	2011	Change	2012	2011	Change
Online Advertising	$314,480	$236,282	33.1%	$591,616	$421,391	40.4%
% of Total Gross Profit	31.3%	31.5%		33.9%	33.6%
Offline Advertising	$9,922	$9,815	1.1%	$21,078	$21,429	(1.6)%
% of Total Gross Profit	1.0%	1.3%		1.2%	1.7%

Online advertising expenses primarily consist of the costs of (1) search engine keyword purchases; (2) referrals from meta-search and travel research websites; (3) affiliate programs; (4) banner and pop-up advertisements; and (5) e-mail campaigns. For the three and six months ended June 30, 2012, online advertising expenses increased over the same periods in 2011, primarily to support increased hotel room night reservations for Booking.com and Agoda.com, increased rental car day reservations for rentalcars.com and increased travel reservations for priceline.com. Online advertising as a percentage of gross profit decreased for the three months ended June 30, 2012, compared to the same period in 2011. The decrease is driven primarily by the deceleration in gross booking volumes experienced during the three months ended June 30, 2012. We generally recognize advertising expense as incurred, but recognize the gross profit for price-disclosed hotel room and rental car reservations when the travel is completed. Therefore, the volume deceleration resulted in an immediate decrease in advertising expense, while gross profit benefited from a higher gross bookings growth rate in the first quarter of 2012. Online advertising as a percentage of gross profit increased for the six months ended June 30, 2012, compared to the same period in 2011. The increase is driven primarily by brand mix rather than a change in the fundamental efficiency of our advertising by brand. Our international operations are growing faster than our priceline.com business in the United States, and spend a higher percentage of gross profit on online advertising, a trend which we expect to continue. Furthermore, our brands generally are obtaining an increasing share of traffic through paid online advertising channels, a trend which we also expect to continue.

Offline advertising expenses are related to our television, print and radio advertising for priceline.com. For the three months ended June 30, 2012, offline advertising increased compared to the same period in 2011 but decreased for the six months ended June 30, 2012, compared to the same period in 2011.

Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
	$000			$000
	2012	2011	Change	2012	2011	Change
Sales and Marketing	$47,445	$41,030	15.6%	$92,982	$75,807	22.7%
% of Total Gross Profit	4.7%	5.5%		5.3%	6.0%

Sales and marketing expenses consist primarily of (1) credit card processing fees associated with merchant transactions; (2) fees paid to third-parties that provide call center, website content translations and other services; (3) provisions for credit card chargebacks; and (4) provisions for bad debt, primarily related to agency hotel commission receivables. For the three and six months ended June 30, 2012, sales and marketing expenses, which are substantially variable in nature, increased over the same periods in 2011, primarily due to increased gross booking volumes as well as expenses related to increased content translations. The increase was partially offset by reduced credit card processing fees resulting from the Durbin Amendment to the Dodd-Frank Financial Reform and Consumer Protection Act (which amendment caps the interchange fee for debit card transactions and went into effect on October 1, 2011). Sales and marketing expenses as a percentage of gross profit are typically higher for our merchant business which incurs credit card processing fees. Our merchant business grew slower than our agency business, and as a result, sales and marketing expenses as a percentage of total gross profit for the three and six months ended June 30, 2012, declined compared to the same periods in 2011.

Personnel

	Three Months Ended June 30,			Six Months Ended June 30,
	$000			$000
	2012	2011	Change	2012	2011	Change
Personnel	$108,030	$85,766	26.0%	$208,706	$160,988	29.6%
% of Total Gross Profit	10.8%	11.4%		11.9%	12.8%

Personnel expenses consist of compensation to our personnel, including salaries, bonuses, payroll taxes, employee health benefits and stock-based compensation. For the three and six months ended June 30, 2012, personnel expenses increased over the same periods in 2011, due primarily to increased headcount to support the growth of our international businesses, partially offset by lower bonus accruals. Stock-based compensation expense was approximately $17.6 million and $34.1 million for the three and six months ended June 30, 2012, respectively, compared to $13.1 million and $27.1 million for the three and six months ended June 30, 201l, respectively.

In July 2012, the Dutch Government enacted certain amendments to Dutch tax law including, among other things, a one-time irrecoverable levy on an employer equal to 16% of an employee's 2012 earnings in excess of 150,000 Euros. The levy will be remitted to the tax authorities in 2013. The tax law amendments provide for this levy to automatically be repealed after 2013. However, given the fact that parliamentary elections will take place in the Netherlands in September 2012 and subsequently a new parliament and government will be formed, at this point in time we cannot foresee whether this levy could be renewed in its current form or a modified form for periods after 2013. We estimate that this levy will result in additional payroll taxes recorded in personnel expense of approximately $13 million (approximately $11 million after tax) in 2012, which will mostly be recorded in the third quarter of 2012. There was no impact on our results of operations, financial position, or cash flows for the three and six months ended June 30, 2012 and 2011 related to this levy.

General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	$000			$000
	2012	2011	Change	2012	2011	Change
General and Administrative	$39,807	$29,736	33.9%	$80,481	$55,614	44.7%
% of Total Gross Profit	4.0%	4.0%		4.6%	4.4%

General and administrative expenses consist primarily of: (1) fees for outside professionals, including litigation expenses; (2) occupancy expenses; and (3) personnel related expenses such as recruiting, training and travel expenses. General and administrative expenses increased during the three and six months ended June 30, 2012 over the same periods in 2011, due to expansion of our office capacity worldwide to support continued growth in our international operations. General and administrative expenses for the six months ended June 30, 2012 includes a charge of approximately $3 million related to certain leased space that was vacated in connection with the relocation of Booking.com's headquarters to a new location in Amsterdam. Additionally, we have had higher recruiting, training and travel expenses related to increased headcount in all our businesses.

Information Technology

	Three Months Ended June 30,			Six Months Ended June 30,
	$000			$000
	2012	2011	Change	2012	2011	Change
Information Technology	$10,440	$8,239	26.7%	$21,175	$14,908	42.0%
% of Total Gross Profit	1.0%	1.1%		1.2%	1.2%

Information technology expenses consist primarily of: (1) outsourced data center costs relating to our U.S. and international data centers; (2) system maintenance and software license fees; (3) data communications and other expenses associated with operating our Internet sites; and (4) payments to outside consultants. For the three and six months ended June 30, 2012, the increase in information technology expenses compared to the same periods in 2011 was due primarily to growth in our worldwide operations.

Depreciation and Amortization

	Three Months Ended June 30,			Six Months Ended June 30,
	$000			$000
	2012	2011	Change	2012	2011	Change
Depreciation and Amortization	$15,663	$13,651	14.7%	$31,505	$26,130	20.6%
% of Total Gross Profit	1.6%	1.8%		1.8%	2.1%

Depreciation and amortization expenses consist of: (1) amortization of intangible assets with determinable lives; (2) depreciation on computer equipment; (3) amortization of internally developed and purchased software; and (4) depreciation of leasehold improvements, office equipment and furniture and fixtures. For the three and six months ended June 30, 2012, depreciation expense increased from the same periods in 2011 due principally to capital expenditures for additional data center capacity and office build outs to support growth and geographic expansion, principally related to our Booking.com brand. We expect future capital expenditures to also be higher than prior historical levels as we continue to invest to support business growth.

Other Income (Expense)

	Three Months Ended June 30,			Six Months Ended June 30,
	$000			$000
	2012	2011	Change	2012	2011	Change
Interest Income	$1,001	$2,129	(53.0)%	$2,099	$3,550	(40.9)%
Interest Expense	(16,882)	(7,795)	116.6%	(28,141)	(15,510)	81.4%
Foreign Currency Transactions and Other	3,205	(2,451)	N/M	829	(9,523)	N/M
Total	$(12,676)	$(8,117)	56.2%	$(25,213)	$(21,483)	17.4%

For the three and six months ended June 30, 2012, interest income on cash and marketable securities decreased over the same periods in 2011, primarily due to lower yields partially offset by an increase in the average balance invested. Interest expense increased for the three and six months ended June 30, 2012 as compared to the same periods in 2011, primarily due to an increase in the average outstanding debt resulting from the March 2012 issuance of $1.0 billion aggregate principal amount of convertible senior notes, and fees on the undrawn $1.0 billion revolving credit facility entered into in October 2011.

Derivative contracts that hedge our exposure to the impact of currency fluctuations on the translation of our international operations into U.S. Dollars upon consolidation resulted in foreign exchange gains of $5.2 million and $5.8 million for the three and six months ended June 30, 2012, respectively, compared to foreign exchange losses of $0.2 million and $2.0 million for the three and six months ended June 30, 2011, respectively, and are recorded in "Foreign currency transactions and other" on the Unaudited Consolidated Statements of Operations.

Foreign exchange transaction losses, including costs related to foreign exchange transactions, resulted in losses of $2.0 million and $5.1 million for the three and six months ended June 30, 2012, respectively, compared to losses of $2.2 million and $7.5 million for the three and six months ended June 30, 2011, respectively, and are recorded in "Foreign currency transactions and other" on the Unaudited Consolidated Statements of Operations. During the fourth quarter of 2011, we began classifying certain foreign currency processing fees as an offset to revenue earned from the third party that processes the payments for merchant hotel transactions. Such processing fees recorded to "Foreign currency transactions and other" for the three and six months ended June 30, 2011 amounted to approximately $1.6 million and $3.0 million, respectively.

Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	$000			$000
	2012	2011	Change	2012	2011	Change
Income Tax Expense	$(93,025)	$(60,314)	54.2%	$(140,204)	$(96,993)	44.6%

Our effective tax rate for the three and six months ended June 30, 2012 was 20.9% and 20.8%, respectively. Our effective tax rate differs from the expected tax provision at the U.S. statutory tax rate of 35%, principally due to lower foreign tax rates, partially offset by state income taxes and certain non-deductible expenses.

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

We currently estimate that our consolidated effective tax rate for 2012 will be lower by approximately four to six percentage points compared to what it would be if we did not have the benefit of the Innovation Box Tax. The impact of the Innovation Box Tax reduced our 2011 consolidated effective income tax rate by approximately four percentage points.

Until our U.S. net operating loss carryforwards are utilized or expire, we do not expect to make tax payments on our U.S. income, except for federal alternative minimum tax and state income taxes. However, we expect to pay foreign taxes on our foreign income. We expect that our international operations will grow their pretax income at higher rates than the U.S. over the long term and, therefore, it is our expectation that our cash tax payments will increase as our international businesses generate an increasing share of our pre-tax income.

The Internal Revenue Service initiated an audit of our 2009 and 2010 federal income tax returns for the first time in the third quarter of 2011. The audit was concluded in June 2012 with no impact on our financial position, results of operations or cash flows (see Note 10 to the Unaudited Financial Statements for further information on the audit).

Redeemable Noncontrolling Interests

	Three Months Ended June 30,			Six Months Ended June 30,
	$000			$000
	2012	2011	Change	2012	2011	Change
Net income (loss) attributable to noncontrolling interests	$307	$(91)	N/M	$153	$(867)	N/M

For the three and six months ended June 30, 2012, results of operations attributable to redeemable noncontrolling interests resulted in net income, compared to net loss for the same periods in 2011, due mainly to improved year-over-year operating performance for the rentalcars.com business.

Liquidity and Capital Resources

As of June 30, 2012, we had $3.9 billion in cash, cash equivalents and short-term investments. Approximately $1.9 billion of our cash, cash equivalents and short-term investments are held by our international subsidiaries and are denominated primarily in Euros and, to a lesser extent, in British Pound Sterling and U.S. Dollars. We currently intend to permanently reinvest this cash in our foreign operations. We could not repatriate this cash to the United States without utilizing our net operating loss carryforwards and potentially incurring additional tax payments in the United States. Cash equivalents and short-term investments are primarily comprised of foreign and U.S. government securities and bank deposits.

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

The revolving credit facility provides for the issuance of up to $100.0 million of letters of credit as well as borrowings of up to $50.0 million on same-day notice, referred to as swingline loans. Borrowings under the revolving credit facility may be made in U.S. Dollars, Euros, Pounds Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility will be used for working capital and general corporate purposes. As of June 30, 2012, there were no borrowings under the facility, and approximately $1.9 million of letters of credit were issued under the facility.

As of June 30, 2012, we have a remaining authorization from our Board of Directors to repurchase $459.2 million of our common stock. We may from time to time make additional repurchases of our common stock, depending on prevailing market conditions, alternate uses of capital, and other factors.

Our merchant transactions are structured such that we collect cash up front from our customers and then we pay our suppliers at a subsequent date. We therefore tend to experience significant swings in deferred merchant bookings and supplier payables depending on the absolute level of our merchant transactions during the last few weeks of every quarter.

Net cash provided by operating activities for the six months ended June 30, 2012, was $614.0 million, resulting from net income of $534.5 million and a favorable impact of $106.7 million for non-cash items not affecting cash flows, partially offset by net unfavorable changes in working capital of $27.2 million. For the six months ended June 30, 2012, prepaid and other current assets increased by $95.4 million, principally due to a prepayment of income taxes for 2012 in the first quarter of 2012 by Booking.com to earn a prepayment discount. For the six months ended June 30, 2012, accounts receivable increased $176.7 million and accounts payable, accrued expenses and other current liabilities increased by $244.7 million. The increase in these working capital balances was primarily related to seasonality and increases in business volume. Our bookings and revenues are generally higher in the second quarter of the year than in the fourth quarter of the year which typically results in higher accounts receivable, deferred merchant bookings, accounts payable and accrued expenses at June 30, 2012 compared to December 31, 2011. Non-cash items were principally associated with stock-based compensation expense, depreciation and amortization, amortization of debt discount of our convertible notes, and deferred income taxes.

Net cash provided by operating activities for the six months ended June 30, 2011, was $499.5 million, resulting from net income of $360.3 million, non-cash items not affecting cash flows of $89.9 million and net favorable changes in working capital of $49.3 million. The changes in working capital for the six months ended June 30, 2011, were primarily related to a $204.3 million increase in accounts payable, accrued expenses and other current liabilities, partially offset by a $154.2 million increase in accounts receivable. The increase in these working capital balances was primarily related to seasonality and increases in business volume. Non-cash items were primarily associated with deferred income taxes, stock-based compensation expense, depreciation and amortization, and amortization of debt discount.

Net cash used in investing activities was $1.1 billion for the six months ended June 30, 2012. Investing activities for the six months ended June 30, 2012 were affected by net purchases of investments of $1.1 billion, payments of $13.4 million for acquisitions, and a change in restricted cash of $3.0 million, partially offset by cash proceeds of $61.7 million for the settlement of foreign currency contracts. Net cash used in investing activities was $100.1 million for the six months ended June 30, 2011. Investing activities for the six months ended June 30, 2011 were affected by payments of $67.1 million for acquisitions, principally related to contingent consideration associated with the 2007 acquisition of Agoda, and $33.8 million paid to settle derivative contracts, partially offset by the net proceeds from purchases and sales of investments of $18.8 million. Cash invested in purchase of property and equipment was $28.4 million and $18.1 million in the six months ended June 30, 2012 and 2011, respectively. The increase in 2012 is to support the growth of our business, including additional data center capacity and capital expenditures for new offices opened during the year, including a new headquarters for Booking.com in Amsterdam. We expect future capital expenditures to also be higher than prior historical levels as we continue to invest to support business growth.

Net cash provided by financing activities was approximately $677.5 million for the six months ended June 30, 2012. The cash provided by financing activities for the six months ended June 30, 2012 was primarily related to proceeds from the issuance of convertible senior notes with an aggregate principal amount of $1.0 billion, $1.7 million of proceeds from the exercise of employee stock options, and $12.5 million of excess tax benefits from stock-based compensation, partially offset by treasury stock purchases of $255.2 million, $61.1 million spent to purchase a portion of the shares underlying noncontrolling interests in rentalcars.com, and $20.4 million of debt issuance costs. Net cash used in financing activities was approximately $155.8 million for the six months ended June 30, 2011. The cash used in financing activities during the six months ended June 30, 2011 was primarily related to $158.7 million of treasury stock purchases, approximately $13.0 million spent to purchase a portion of the shares underlying noncontrolling interests in rentalcars.com, and $0.2 million of principal paid upon the conversion of senior notes, partially offset by $3.9 million of proceeds from the exercise of employee stock options and $12.2 million of excess tax benefits from stock-based compensation.

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

As a result of this litigation and other attempts by jurisdictions to levy similar taxes, we have established an accrual which amounted to approximately $33 million at both June 30, 2012 and December 31, 2011. The accrual is based on our estimate of the probable cost of resolving these issues. The actual cost may be less or greater, potentially significantly, than the liabilities recorded. We believe that even if we were to suffer adverse determinations in the near term in more of the pending proceedings than currently anticipated given results to date, because of our available cash, it would not have a material impact on our liquidity.

Off-Balance Sheet Arrangements

As of June 30, 2012, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Our financial prospects are significantly dependent upon our sale of travel services, particularly leisure travel. Travel, including hotel, rental car and airline ticket reservations, is dependent on discretionary spending levels. As a result, sales of travel services tend to decline during general economic downturns and recessions. Accordingly, the recent worldwide recession led to a weakening in the fundamental demand for our services and an increase in the number of customers who canceled existing travel reservations with us. Recently, we have experienced declines in transaction growth rates and weaker trends in hotel average daily rates ("ADRs") across many regions of the world, particularly in those European countries that appear to be most affected by economic conditions. We believe that these business trends are likely impacted by weak economic conditions and sovereign debt concerns. This volatility makes it more difficult to forecast trends and the future impact of macro-economic weakness on our business.

Concern over sovereign debt of certain European Union countries has caused significant devaluation of the Euro relative to other currencies, such as the U.S. Dollar. Sovereign debt issues in the European Union could lead to further significant, and potentially longer-term, devaluation of the Euro against the U.S. Dollar, which would adversely impact our Euro-denominated net assets, gross bookings, revenues, operating expenses, and net income as expressed in U.S. Dollars. In addition, many governments around the world, including the U.S. government, are operating at very large financial deficits. Disruptions in the economies of such governments could cause, contribute to or be indicative of, deteriorating macro-economic conditions. Failure to reach political consensus regarding a workable solution to these issues has resulted in a high level of uncertainty regarding future economic outlook. Governmental austerity measures aimed at reducing deficits have created political challenges and may result in higher taxes and reduced government spending which could impair consumer spending and adversely affect travel demand.
In addition, unforeseen events beyond our control, such as worldwide recession, higher oil prices, terrorist attacks, unusual weather patterns, natural disasters such as earthquakes, hurricanes, tsunamis, floods, volcanic eruptions (such as the April 2010 eruption of a volcano in Iceland), travel related health concerns including pandemics and epidemics such as Influenza H1N1, avian bird flu and SARS, political instability, regional hostilities, imposition of taxes or surcharges by regulatory authorities, travel related accidents or the withdrawal from our system of a major supplier, could adversely affect our business and results of operations. For example, in early 2011, Japan was struck by a major earthquake, tsunami and nuclear emergency. Japan is an important source of travel demand for Agoda.com, and these crises had an adverse impact on travel demand originating in Japan and demand for Japanese destinations. In October 2011, severe flooding in Thailand, a key market for our Agoda.com business and the Asian business of Booking.com, negatively impacted booking volumes and cancellation rates in this market. In addition, in early 2010, Thailand experienced disruptive civil unrest, which caused the temporary relocation of Agoda.com's Thailand-based operations. Future natural disasters or civil or political unrest could further disrupt our business and operations.
We face risk related to the growth rate and expansion of Booking.com, Agoda.com and rentalcars.com.

We derive a substantial portion of our revenues from, and have significant operations, outside of the United States. Our international operations include the Netherlands-based hotel reservation service Booking.com, the Asia-based hotel reservation service Agoda.com and the U.K.-based rental car reservation service rentalcars.com (formerly known as TravelJigsaw). Our international operations have achieved significant year-over-year growth in their gross bookings (an operating and statistical metric referring to the total dollar value, generally inclusive of all taxes and fees, of all travel services purchased by our customers) and hotel room night and rental car reservations for a number of years. This growth rate, which has contributed significantly to our growth in consolidated revenue, gross profit and earnings per share, has declined, a trend we expect to continue as the absolute level of their gross bookings and unit sales grow larger. Other factors may also slow the growth rates of our international operations, including, for example, worldwide economic conditions, any strengthening of the U.S. Dollar versus the Euro and other currencies, declines in ADRs, increases in cancellations, travel market conditions and the competitiveness of the market. A decline in the growth rates of our international operations could have a negative impact on our future revenue and earnings per share growth rates and, as a consequence, our stock price.
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

The number of our employees worldwide has grown from less than 700 in the first quarter of 2007, to approximately 6,400 as of June 30, 2012, which growth is mostly comprised of hires by or for our international operations. As a result of such rapid expansion, the average tenure of our employees has become shorter. In addition, expansion increases the complexity of our business and places additional strain on our management, operations, technical performance, financial resources and internal financial control and reporting functions.

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

Large, established Internet search engines with substantial resources and expertise in developing online commerce and facilitating Internet traffic are creating - and we believe intend to further create - inroads into online travel, both in the United States and internationally. For example, Google launched "Hotel Finder," a utility that allows users to search and compare hotel accommodations based on parameters set by the user and recently began placing Hotel Finder at the top of hotel-related search advertisements. Google also recently launched a new flight search tool that enables users to find fares, schedules and availability directly on Google and excludes online travel agent ("OTA") participation within the search results. "Meta-search" sites leverage their search technology to aggregate travel search results for the searcher's specific itinerary across supplier, travel agent and other websites and, in many instances, compete directly with us for customers. Furthermore, certain suppliers limit OTA participation within the meta-search results. Some meta-search sites, such as Kayak, offer users the ability to make hotel reservations directly on their website and may evolve into more traditional online travel sites. These initiatives, among others, illustrate a clear intention to more directly appeal to travel consumers by showing consumers more detailed travel search results, including specific information for travelers' own itineraries, which could lead to suppliers or others gaining a larger share of search traffic or may ultimately lead to search engines maintaining transactions within their own websites. If Google, as the single largest search engine in the world, or Bing, or other leading search engines refer significant traffic to these or other travel services that they develop in the future, it could result in, among other things, more competition from supplier websites and higher customer acquisition costs for third-party sites such as ours and could have a material adverse effect on our business, results of operations and financial condition.

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

Widespread adoption of mobile devices, such as the iPhone, Android-enabled smart phones, and tablets such as the iPad, coupled with the improved web browsing functionality and development of thousands of useful “apps” available on these devices, is driving substantial traffic and commerce activity to mobile platforms.  Our major competitors and certain new market entrants are offering mobile applications for travel products and other functionality, including proprietary last-minute discounts for hotel bookings.  Advertising and distribution opportunities may be more limited on mobile devices given their smaller screen sizes.  The gross profit earned on a mobile transaction may be less than a typical desktop transaction due to different consumer purchasing patterns. For example, hotel reservations made on a mobile device typically are for shorter lengths of stay and are not made as far in advance. We have made significant progress creating mobile offerings which have received strong reviews, solid download trends, and are driving a material and increasing share of our business.  While we believe that mobile bookings present an opportunity for incremental growth, if we are unable to continue to rapidly innovate and create new and differentiated mobile offerings, and efficiently and effectively advertise and distribute on these platforms, we could lose market share to existing competitors or new entrants.

Apple, Inc., one of the most successful companies in the world and producer of, among other things, the iPhone, recently obtained a patent for “iTravel,” a mobile app that would allow a traveler to check in for a travel reservation, and may be indicative of Apple's intent to enter the travel reservations business in some capacity. Apple has leading market share in the smart phone category and controls integration of offerings, including travel services, into its mobile operating system. Apple also has more experience producing and developing mobile apps, and also has access to greater resources, than we do. If Apple uses or expands iTravel or another mobile app as a means of entering the travel reservations marketplace, our market share and results of operations could be adversely affected.

Competition in domestic online travel remains intense and traditional online travel companies are creating new promotions and consumer value features in an effort to gain competitive advantage. In particular, the competition to provide "opaque" hotel services to consumers, an area in which priceline.com has been a leader, has become more intense over the recent past. For example, in the fourth quarter of 2010, Expedia began making opaque hotel room reservations available on its principal website under the name "Expedia Unpublished Rates" and has supported the initiative with a national television advertising campaign. In addition, in 2009, Travelocity launched an opaque price-disclosed hotel booking service that allows customers to book rooms at a discount. As with our Name Your Own Price® hotel booking service, for these services, the name of the hotel is not disclosed until after purchase. We believe these new offerings, in particular Expedia Unpublished Rates, have adversely impacted the market share and year-over-year growth rate for our opaque hotel service, which experienced a decline in room night reservations in the second quarter of 2012 compared to the same period in 2011. These and other competitors could also launch opaque rental car services, which could negatively impact our Name Your Own Price® rental car service. In addition, hotels are increasingly offering discounted hotel room reservations through "daily deal" websites such as Groupon and Living Social. If Expedia or Travelocity are successful in growing their opaque hotel service and/or "daily deal" websites are successful in garnering a sizable share of discounted hotel bookings, we may have less consumer demand for our opaque hotel service over time and we are likely to face more competition for access to the limited supply of discounted hotel room rates. In an effort to compete more effectively against these new offerings, we recently launched Express Deals, an opaque price-disclosed hotel offering. However, there can be no assurance that Express Deals will be successful at recovering lost hotel market share. As a result, we believe our share of the discount hotel market in the United States could further decrease.

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

Our revenues and operating results have varied significantly from quarter to quarter because our business experiences seasonal fluctuations, which reflect seasonal trends for the travel services offered by our websites. Traditional leisure travel bookings in Europe and the United States are typically higher in the second and third calendar quarters of the year as consumers take spring and summer vacations. In the first and fourth quarters of the calendar year, demand for travel services in Europe and the United States generally declines from a seasonal perspective. A meaningful amount of retail gross bookings are generated early in the year, as customers plan and reserve their spring and summer vacations in the Northern Hemisphere. However, we will not recognize associated revenue until future quarters when the travel occurs. From a cost perspective, we expense the substantial majority of our advertising activities as they are incurred, which is typically in the quarter in which bookings are generated. As a result, we usually experience our highest levels of profitability in the second and third quarters of the year, which is when we experience the highest levels of booking and travel consumption for the year for our North American and European businesses. However, we experience the highest levels of booking and travel consumption for our Asia-Pacific and South American businesses in the first and fourth quarters. Therefore, if these businesses continue to grow faster than our North American and European businesses, our operating results for the first and fourth quarters of the year may become more significant over time as a percentage of full year operating results.
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
Newly enacted "cookie" laws could negatively impact the way we do business.
On June 5, 2012, an amendment to the Dutch Telecommunications Act became effective.  One of the provisions of the amended act is a new regulation on the use of "cookies."  A "cookie" is a text file that is stored on a user's web browser by a website.  Cookies are common tools used by thousands of websites, such as Booking.com, which is based in the Netherlands, and priceline.com, to, among other things, store or gather information (e.g., remember log-on details so a user does not have to re-enter them when revisiting a site) and enhance the user experience on a Website.  Cookies are valuable tools for websites like Booking.com and priceline.com to improve customer experience and increase conversion on their websites.
The amended act requires websites, such as Booking.com, to provide Dutch users with clear and comprehensive information about the storage and use of certain cookies and obtain prior consent from the user before placing certain cookies on a user's web browser.  Consent may be accomplished by asking a user to check a box to consent to the use of the cookies before proceeding on the website ("opt-in" consent).
The amended act implements certain provisions of the European Union's ePrivacy Directive, which requires member countries to adopt regulations governing the use of "cookies" by websites servicing customers from the European Union.  Compliance with the amended act, as well as any similarly restrictive "cookie" regulations that may be adopted by other European Union countries requiring "opt-in" consent before certain cookies can be placed on a user's web browser, might adversely affect our ability, in particular, Booking.com's ability, to service certain customers in the manner we currently do and impair our ability to continue to improve and optimize performance on our websites.  As a result, these regulations could have a material adverse effect on our business, results of operations and financial condition.
Our stock price is highly volatile.
The market price of our common stock is highly volatile and is likely to continue to be subject to wide fluctuations in response to factors such as the following, some of which are beyond our control:

•	operating results that vary from the expectations of securities analysts and investors;

•	quarterly variations in our operating results;

•	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

•	worldwide economic conditions in general and in Europe in particular;

•	fluctuations in currency exchange rates, particularly between the U.S. Dollar and the Euro;

•	announcements of technological innovations or new services by us or our competitors;

•	changes in our capital structure;

•	changes in market valuations of other Internet or online service companies;

•	announcements by us or our competitors of price reductions, promotions, significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	loss of a major supplier participant, such as a hotel chain or airline;

•	changes in the status of our intellectual property rights;

•	lack of success in the expansion of our business model geographically;

•	announcements by third parties of significant claims or proceedings against us or adverse developments in pending proceedings;

•	occurrences of a significant security breach;

•	additions or departures of key personnel; and

•	stock market price and volume fluctuations.

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

As an international corporation providing travel reservation services around the world, we are subject to income taxes as well as non-income based taxes, in both the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. Although we believe that our tax estimates are reasonable, there is no assurance that the final determination of tax audits or tax disputes will not be different from what is reflected in our historical income tax provisions and accruals. The Internal Revenue Service initiated an audit of our 2009 and 2010 federal income tax returns for the first time in the third quarter of 2011. We reached an agreement with the IRS in June 2012 which covered all tax periods through December 31, 2010, and has no impact on our total deferred tax assets, results of operations, financial position or cash flows. To date, we have been audited in several taxing jurisdictions with no significant impact on our financial position, results of operations or cash flows. If future audits find that additional taxes are due, we may be subject to incremental tax liabilities, possibly including interest and penalties, which could have a material adverse effect on our financial condition and results of operations.

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

In September 2010, the United Kingdom's Office of Fair Trading (the "OFT"), the competition authority in the U.K., announced it was conducting a formal early stage investigation into suspected breaches of competition law in the hotel online booking sector and contacted us, Booking.com, and a number of other participants in the hotel online booking sector to request information.  In September 2010, we received a formal Notice of Inquiry from the OFT; we have cooperated with the OFT investigation and requests for information. On July 31, 2012, the OFT issued a "Statement of Objections" ("SO") to Booking.com, which sets out its preliminary views on why Booking.com and others in the hotel online booking sector have breached E.U. and U.K. competition law. The SO alleges, among other things, that there are agreements or concerted practices between hotels and Booking.com and at least one other online travel company that restrict Booking.com's (and the other travel company's) ability to discount hotel room reservations, which the OFT alleges is a form of resale price maintenance.

We dispute the allegations in the SO and intend to contest them vigorously. Booking.com runs an agency model hotel reservation platform in which hotels have complete discretion and control over setting the prices that appear on the Booking.com website. Booking.com is a facilitator of hotel room reservations; it does not take possession of or title to hotel rooms and is not a reseller of hotel rooms. Because Booking.com plays no role in price setting, does not control hotel pricing and does not resell hotel rooms, it does not believe that it engages in the conduct alleged in the SO. We will have the right to respond to the allegations in the SO in writing and orally. If the OFT chooses to maintain its objections after hearing Booking.com's responses, the OFT will issue a "Decision" which will state its case against Booking.com and others under investigation. We expect that a final infringement Decision, if any, will be issued at the earliest in 2013. We will have the opportunity to challenge an adverse Decision by the OFT in the U.K. courts.

In connection with a Decision, the OFT may impose a fine against Booking.com. We estimate that a fine could range from $0 to approximately $50 million. A fine in this amount could adversely impact our cash flow and results of operations. In addition, the OFT may require changes to Booking.com's business practices, including changes to its approach to pricing and the use of "Most Favored Nation" clauses in contracts with hotels. We are unable at this time to predict the outcome of the proceedings before the OFT and, if necessary, before the U.K. courts, and the impact of changes to our business practices that may be required, if any, on our business, financial condition and results of operations. In addition, we are also unable to predict at this time the extent to which other regulatory authorities may pursue similar claims against us.

We will be subject to increased income taxes in the event that our foreign cash balances are remitted to the United States.

As of June 30, 2012, we held approximately $1.9 billion of cash and short-term investments outside of the United States. To date, we have used our foreign cash to reinvest in our foreign operations. It is our current intention to reinvest our foreign cash in our foreign operations. If our foreign cash balances continue to grow and our ability to reinvest those balances diminishes, it will become increasingly likely that we will repatriate some of our foreign cash balances to the United States. In such event, we would likely be subject to additional income tax expense in the United States with respect to our unremitted foreign earnings. We would not incur additional income tax payments unless we were to actually repatriate our international cash balances to the U.S. We would only incur federal alternative minimum tax and certain state income taxes as long as we have net operating loss carryforwards available to offset the taxable income. Additionally, if we were to repatriate foreign cash to the United States, it would use a portion of our domestic net operating loss carryforward which could result in us being subject to cash income taxes on the earnings of our domestic business sooner than would otherwise have been the case.

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

We did not experience any material changes in interest rate exposures during the three months ended June 30, 2012. Based upon economic conditions and leading market indicators at June 30, 2012, we do not foresee a significant adverse change in interest rates in the near future.

Fixed rate investments are subject to unrealized gains and losses due to interest rate volatility. We performed a sensitivity analysis to determine the impact a change in interest rates would have on the fair value of our available for sale investments assuming an adverse change of 100 basis points. A hypothetical 100 basis points (1.0%) increase in interest rates would have resulted in a decrease in the fair values of our investments as of June 30, 2012 of approximately $13 million. These hypothetical losses would only be realized if we sold the investments prior to their maturity.

As of June 30, 2012, the outstanding aggregate principal amount of our debt is $1.6 billion. We estimate that the market value of such debt was approximately $2.3 billion as of June 30, 2012. A substantial portion of the market value of our debt in excess of the outstanding principal amount is related to the conversion premium on our outstanding convertible bonds.

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

From time to time, we enter into foreign exchange derivative contracts to minimize the impact of short-term foreign currency fluctuations on our consolidated operating results. Our derivative contracts principally address foreign exchange fluctuation risk for the Euro and the British Pound Sterling versus the U.S. Dollar. As of June 30, 2012 and December 31, 2011, there were no outstanding derivative contracts. Foreign exchange gains of $5.2 million and $5.8 million for the three and six months ended June 30, 2012, respectively, and foreign exchange losses of $0.2 million and $2.0 million for the three and six months ended June 30, 2011, respectively, were recorded in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations.

As of June 30, 2012 and December 31, 2011, we had outstanding forward currency contracts designated as hedging contracts for accounting purposes with a notional value of 990 million Euros and 860 million Euros, respectively, to hedge a portion of our net investment in a foreign subsidiary. These contracts are all short-term in nature. Mark-to-market adjustments on these net investment hedges are recorded as currency translation adjustments. The fair value of these derivatives at June 30, 2012 was a net asset of $23.7 million, with $1.5 million recorded in "Accrued expenses and other current liabilities" and $25.2 million recorded in "Prepaid and other current assets" in the Unaudited Consolidated Balance Sheet. The fair value of these derivatives at December 31, 2011 was an asset of $60.1 million and was reflected in "Prepaid expenses and other current assets" on the Unaudited Consolidated Balance Sheet. A hypothetical 10% strengthening of the foreign exchange rates relative to the U.S. Dollar, with all other variables held constant, would have resulted in a derivative liability of approximately $102 million as of June 30, 2012. See Note 5 to the Unaudited Consolidated Financial Statements for further detail on our derivative instruments.

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

There was no change in the Company’s internal control over financial reporting during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

A description of material legal proceedings to which we are a party is contained in Note 13 to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the three months ended June 30, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information relating to repurchases of our equity securities during the three months ended June 30, 2012:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2012 – April 30, 2012	195	(4)	$717.93	—	$44,866,000	(1)
					$20,447,000	(2)
					$393,917,000	(3)
May 1, 2012 – May 31, 2012	355	(4)	$675.39	—	$44,866,000	(1)
					$20,447,000	(2)
					$393,917,000	(3)
June 1, 2012 – June 30, 2012	903	(4)	$623.87	—	$44,866,000	(1)
					$20,447,000	(2)
					$393,917,000	(3)
Total	1,453		$649.08	—	$459,230,000

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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2012 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICELINE.COM INCORPORATED
(Registrant)

Date:	August 7, 2012	By:	/s/ Daniel J. Finnegan
Name: Daniel J. Finnegan Title: Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)

Exhibit Index

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2012 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.