Form 10-Q
period 2012-09-30
PRICELINE COM INC
filed 2012-11-01
CIK 1075531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒

Number of shares of Common Stock outstanding at October 26, 2012:

Common Stock, par value $0.008 per share	49,865,461
(Class)	(Number of Shares)

priceline.com Incorporated
Form 10-Q

For the Three Months Ended September 30, 2012

PART I — FINANCIAL INFORMATION
Item 1.  Unaudited Consolidated Financial Statements

priceline.com Incorporated
UNAUDITED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$898,470	$632,836
Restricted cash	7,214	3,771
Short-term investments	3,769,527	2,024,827
Accounts receivable, net of allowance for doubtful accounts of $8,502 and $6,103, respectively	493,777	264,453
Prepaid expenses and other current assets	152,722	104,202
Deferred income taxes	44,019	36,755
Total current assets	5,365,729	3,066,844
Property and equipment, net	81,931	64,322
Intangible assets, net	192,488	200,151
Goodwill	517,721	504,784
Deferred income taxes	23,230	111,080
Other assets	36,710	23,490
Total assets	$6,217,809	$3,970,671

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$240,176	$146,867
Accrued expenses and other current liabilities	377,326	222,134
Deferred merchant bookings	343,296	239,157
Convertible debt (see Note 8)	514,542	497,640
Total current liabilities	1,475,340	1,105,798
Deferred income taxes	46,305	46,990
Other long-term liabilities	47,813	39,183
Convertible debt (see Note 8)	876,809	—
Total liabilities	2,446,267	1,191,971

Redeemable noncontrolling interests (see Note 11)	133,221	127,045
Convertible debt (see Note 8)	60,457	77,360

Stockholders’ equity:
Common stock, $0.008 par value; authorized 1,000,000,000 shares, 58,047,595 and 57,578,431 shares issued, respectively	450	446
Treasury stock, 8,182,134 and 7,779,645 shares, respectively	(1,058,983)	(803,586)
Additional paid-in capital	2,593,883	2,431,279
Accumulated earnings	2,105,386	1,033,738
Accumulated other comprehensive loss	(62,872)	(87,582)
Total stockholders’ equity	3,577,864	2,574,295
Total liabilities and stockholders’ equity	$6,217,809	$3,970,671

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Agency revenues	$1,118,128	$876,601	$2,427,751	$1,797,204
Merchant revenues	584,969	573,230	1,632,402	1,558,564
Other revenues	3,213	2,973	10,163	9,071
Total revenues	1,706,310	1,452,804	4,070,316	3,364,839
Cost of revenues	309,809	352,656	926,385	1,009,657
Gross profit	1,396,501	1,100,148	3,143,931	2,355,182
Operating expenses:
Advertising — Online	375,204	279,926	966,820	701,317
Advertising — Offline	8,441	8,035	29,519	29,463
Sales and marketing	52,961	47,124	145,943	122,931
Personnel, including stock-based compensation of $17,555, $13,298, $51,690, and $40,404, respectively	135,210	94,463	343,916	255,450
General and administrative	42,287	31,717	122,768	87,334
Information technology	10,799	8,548	31,974	23,456
Depreciation and amortization	16,007	13,957	47,513	40,087
Total operating expenses	640,909	483,770	1,688,453	1,260,038
Operating income	755,592	616,378	1,455,478	1,095,144
Other income (expense):
Interest income	905	2,526	3,004	6,075
Interest expense	(17,067)	(7,879)	(45,208)	(23,389)
Foreign currency transactions and other	(8,256)	827	(7,427)	(8,696)
Total other income (expense)	(24,418)	(4,526)	(49,631)	(26,010)
Earnings before income taxes	731,174	611,852	1,405,847	1,069,134
Income tax expense	(131,201)	(138,966)	(271,405)	(235,959)
Net income	599,973	472,886	1,134,442	833,175
Less: net income attributable to noncontrolling interests	3,387	3,387	3,539	2,520
Net income applicable to common stockholders	$596,586	$469,499	$1,130,903	$830,655
Net income applicable to common stockholders per basic common share	$11.97	$9.43	$22.70	$16.74
Weighted average number of basic common shares outstanding	49,851	49,779	49,830	49,607
Net income applicable to common stockholders per diluted common share	$11.66	$9.17	$22.05	$16.23
Weighted average number of diluted common shares outstanding	51,185	51,184	51,295	51,193

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$599,973	$472,886	$1,134,442	$833,175
Other comprehensive income, net of tax
Foreign currency translation adjustments (1)	48,366	(81,833)	29,715	(27,123)
Unrealized gain (loss) on marketable securities (2)	244	665	(544)	180
Comprehensive income	648,583	391,718	1,163,613	806,232
Less: Comprehensive income attributable to noncontrolling interests (See Note 11)	7,222	1,532	8,000	2,523
Comprehensive income attributable to common stockholders	$641,361	$390,186	$1,155,613	$803,709

(1) Net of tax benefit of $7,965 and taxes of $2,770 for the three and nine months ended September 30, 2012, respectively, and net of taxes of $23,330 and $4,598 for three and nine months ended September 30, 2011, respectively.

(2) Net of taxes of $178 and tax benefit of $167 for the three and nine months ended September 30, 2012, respectively, and net of taxes of $216 and $112 for three and nine months ended September 30, 2011, respectively.

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
(In thousands)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total
Balance, December 31, 2011	57,579	$446	(7,780)	$(803,586)	$2,431,279	$1,033,738	$(87,582)	$2,574,295
Net income applicable to common stockholders	—	—	—	—	—	1,130,903	—	1,130,903
Unrealized loss on marketable securities, net of tax benefit of $167	—	—	—	—	—	—	(544)	(544)
Currency translation adjustments, net of taxes of $2,770	—	—	—	—	—	—	25,254	25,254
Redeemable noncontrolling interests fair value adjustments	—	—	—	—	—	(59,255)	—	(59,255)
Reclassification adjustment for convertible debt in mezzanine	—	—	—	—	16,903	—	—	16,903
Exercise of stock options and vesting of restricted stock units and/or performance share units	468	4	—	—	2,651	—	—	2,655
Issuance of convertible senior notes	—	—	—	—	78,097	—	—	78,097
Repurchase of common stock	—	—	(402)	(255,397)	—	—	—	(255,397)
Stock-based compensation and other stock-based payments	—	—	—	—	52,042	—	—	52,042
Excess tax benefit on stock-based compensation	—	—	—	—	12,911	—	—	12,911
Balance, September 30, 2012	58,047	$450	(8,182)	$(1,058,983)	$2,593,883	$2,105,386	$(62,872)	$3,577,864

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2012	2011
OPERATING ACTIVITIES:
Net income	$1,134,442	$833,175
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	23,321	14,801
Amortization	24,192	25,286
Provision for uncollectible accounts, net	11,287	7,641
Deferred income taxes	16,446	34,170
Stock-based compensation expense and other stock-based payments	52,042	40,756
Amortization of debt issuance costs	3,790	1,676
Amortization of debt discount	28,831	15,944
Loss on early extinguishment of debt	—	32
Changes in assets and liabilities:
Accounts receivable	(232,660)	(202,087)
Prepaid expenses and other current assets	(97,057)	5,981
Accounts payable, accrued expenses and other current liabilities	318,054	292,160
Other	6,243	(9,564)
Net cash provided by operating activities	1,288,931	1,059,971

INVESTING ACTIVITIES:
Purchase of investments	(4,790,106)	(2,230,661)
Proceeds from sale of investments	3,069,242	1,529,998
Additions to property and equipment	(38,950)	(29,770)
Acquisitions and other equity investments, net of cash acquired	(13,871)	(67,973)
Proceeds from settlement of foreign currency contracts	78,828	5,205
Payments on foreign currency contracts	(2,222)	(42,032)
Change in restricted cash	(3,474)	(2,920)
Net cash used in investing activities	(1,700,553)	(838,153)

FINANCING ACTIVITIES:
Proceeds from the issuance of convertible debt	1,000,000	—
Payment of debt issuance costs	(20,916)	—
Payments related to conversion of convertible debt	(1)	(213)
Repurchase of common stock	(255,397)	(162,369)
Payments to purchase subsidiary shares from noncontrolling interests	(61,079)	(12,986)
Proceeds from exercise of stock options	2,655	3,991
Excess tax benefit on stock-based compensation	12,911	14,996
Net cash provided by (used in) financing activities	678,173	(156,581)
Effect of exchange rate changes on cash and cash equivalents	(917)	(3,038)
Net increase in cash and cash equivalents	265,634	62,199
Cash and cash equivalents, beginning of period	632,836	358,967
Cash and cash equivalents, end of period	$898,470	$421,166
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$205,256	$99,376
Cash paid during the period for interest	$13,463	$7,443
Non-cash fair value increase for redeemable noncontrolling interests	$59,255	$41,327

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

2.                                      STOCK-BASED EMPLOYEE COMPENSATION

The Company has adopted stock compensation plans which provide for grants of share based compensation as incentives and rewards to encourage employees, officers, and directors to contribute towards the long-term success of the Company.  Stock-based compensation cost included in personnel expenses in the Unaudited Consolidated Statements of Operations was approximately $17.6 million and $13.3 million, and $51.7 million and $40.4 million for the three and nine months ended September 30, 2012 and 2011, respectively.

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

During the nine months ended September 30, 2012, stock options were exercised for 124,687 shares of common stock with a weighted average exercise price per share of $21.29.  As of September 30, 2012, the aggregate number of stock options outstanding and exercisable was 72,551 shares, with a weighted average exercise price per share of $19.71 and a weighted average remaining term of 1.5 years.

The following table summarizes the activity of unvested restricted stock, restricted stock units and performance share units (“Share-Based Awards”) during the nine months ended September 30, 2012:

Share-Based Awards	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2011	799,980	$231.87
Granted	93,239	$643.45
Vested	(347,378)	$105.17
Performance Share Units Adjustment	1,076	$464.79
Forfeited	(6,122)	$407.22
Unvested at September 30, 2012	540,795	$382.70

As of September 30, 2012, there was $98.6 million of total future compensation cost related to unvested share-based awards to be recognized over a weighted-average period of 1.5 years.

During the three months ended September 30, 2012, the Company made broad-based grants of 2,802 restricted stock units that generally vest after three years. The share-based awards had a total grant date fair value of $1.6 million based on the grant date fair value per share of $563.16. During the three months ended June 30, 2012, the Company made broad-based grants of 245 restricted stock units that generally vest after three years. The share-based awards had a total grant date fair value of $0.2 million based upon the grant date fair value per share of $675.39. During the three months ended March 31, 2012, the Company made broad-based grants of restricted stock units of 29,827 shares that generally vest after three years. The share-based awards granted had a total grant date fair value of $19.3 million based upon the grant date fair value per share of $645.86.

In addition, during the three months ended March 31, 2012, the Company granted 60,365 performance share units to certain executives.  The performance share units had a total grant date fair value of $39.0 million based upon the grant date fair value per share of $645.86.  The performance share units are payable in shares of the Company’s common stock upon vesting.  Subject to certain exceptions for terminations related to a change in control and terminations other than for “cause,” for “good reason” or on account of death or disability, the executives must continue their service through March 1, 2015 in order to receive any shares.  Stock-based compensation for performance share units is recorded based on the estimated probable outcome at the end of the performance period.  The actual number of shares to be issued on the vesting date will be determined upon completion of the performance period which ends December 31, 2014.  As of September 30, 2012, the estimated number of probable shares to be issued is a total of 60,210 shares.  If the maximum performance thresholds are met at the end of the performance period, a maximum number of 120,420 total shares could be issued.  If the minimum performance thresholds are not met, 38,456 shares would be issued at the end of the performance period.

2011 Performance Share Units

During the year ended December 31, 2011, the Company granted 77,144 performance share units with a grant date fair value of $35.9 million, based on a weighted average grant date fair value per share of $464.79. The actual number of shares will be determined upon completion of the performance period which ends December 31, 2013.

At September 30, 2012, there were 75,745 unvested performance share units outstanding, net of actual forfeitures and vesting. As of September 30, 2012, the number of shares estimated to be issued at the end of the performance period is a total of 152,831 shares. If the maximum thresholds are met at the end of the performance period, a maximum of 161,710 total shares could be issued.

2010 Performance Share Units

During the year ended December 31, 2010, the Company granted 110,430 performance share units with a grant date fair value of $26.0 million, based on a weighted average grant date fair value per share of $235.34.  The actual number of shares will be determined upon completion of the performance period which ends December 31, 2012.

At September 30, 2012, there were 85,105 unvested performance share units outstanding, net of actual forfeitures and vesting.  As of September 30, 2012, the number of shares estimated to be issued at the end of the performance period is a total of 201,967 shares.  If the maximum performance thresholds are met at the end of the performance period, a maximum of 201,967 total shares could be issued.

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

A reconciliation of the weighted average number of shares outstanding used in calculating diluted earnings per share is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted average number of basic common shares outstanding	49,851	49,779	49,830	49,607
Weighted average dilutive stock options, restricted stock, restricted stock units and performance share units	353	622	475	854
Assumed conversion of convertible debt	981	783	990	732
Weighted average number of diluted common and common equivalent shares outstanding	51,185	51,184	51,295	51,193
Anti-dilutive potential common shares	2,335	1,558	2,246	1,441

Anti-dilutive potential common shares for both the three and nine months ended September 30, 2012 includes approximately 2.0 million shares which could be issued under the Company’s convertible debt if the Company experiences substantial increases in its common stock price.  Under the treasury stock method, the convertible debt will generally have a dilutive impact on net income per share if the Company’s average stock price for the period exceeds the conversion price for the convertible debt.

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

The Conversion Spread Hedges are outstanding at September 30, 2012. However, since the beneficial impact of the Conversion Spread Hedges was anti-dilutive, it was excluded from the calculation of net income per share.

4.                                      INVESTMENTS

The following table summarizes, by major security type, the Company’s short-term investments as of September 30, 2012 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities
Foreign government securities	$1,762,837	$16	$(167)	$1,762,686
U.S. government securities	2,006,429	415	(3)	2,006,841
Total	$3,769,266	$431	$(170)	$3,769,527

As of September 30, 2012, foreign government securities included investments in debt securities issued by the governments of Germany, the Netherlands, and the United Kingdom.

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

There were no material realized gains or losses related to investments for the three and nine months ended September 30, 2012 or 2011.

5.                                      FAIR VALUE MEASUREMENTS

Financial assets and liabilities carried at fair value as of September 30, 2012 are classified in the table below in the categories described below (in thousands):

	Level 1	Level 2	Level 3	Total
ASSETS:
Short-term investments
Foreign government securities	$—	$1,762,686	$—	$1,762,686
U.S. government securities	—	2,006,841	—	2,006,841
Foreign exchange derivatives	—	13,784	—	13,784
Total assets at fair value	$—	$3,783,311	$—	$3,783,311

	Level 1	Level 2	Level 3	Total
LIABILITIES:
Foreign exchange derivatives	$—	$23,226	$—	$23,226
Redeemable noncontrolling interests	—	—	133,221	133,221
Total liabilities at fair value	$—	$23,226	$133,221	$156,447

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

Investments in U.S. Treasury and foreign government securities are considered “Level 2” fair value measurements as of September 30, 2012 and December 31, 2011 because the Company has access to quoted prices, but does not have visibility to the volume and frequency of trading for all of these investments.  Fair values for U.S. agency securities and U.S. corporate notes are considered “Level 2” fair value measurements because they are obtained from pricing sources for these or comparable instruments. For the Company’s short-term investments, a market approach is used for recurring fair value measurements and the valuation techniques use inputs that are observable, or can be corroborated by observable data, in an active marketplace.

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

As of September 30, 2012 and December 31, 2011, the carrying value of the Company’s cash and cash equivalents approximated their fair value and consisted primarily of foreign and U.S. government securities and bank deposits.  Other financial assets and liabilities, including restricted cash, accounts receivable, accrued expenses and deferred merchant bookings are carried at cost which approximates their fair value because of the short-term nature of these items.  See Note 4 for information on the carrying value of investments and Note 8 for the estimated fair value of the Company’s convertible debt.

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

Derivatives Not Designated as Hedging Instruments — The Company is exposed to adverse movements in currency exchange rates as the financial results of its international operations are translated from local currency into U.S. Dollars upon consolidation.  The Company’s derivative contracts principally address foreign exchange fluctuations for the Euro and British Pound Sterling versus the U.S. Dollar.  As of September 30, 2012 and December 31, 2011, there were no outstanding derivative contracts.  Foreign exchange losses of $5.3 million and foreign exchange gains of $0.5 million for the three and nine months ended September 30, 2012, respectively, and foreign exchange gains of $3.9 million and $1.9 million for the three and nine months ended September 30, 2011, respectively, related to these derivatives were recorded in “Foreign currency transactions and other” on the Unaudited Consolidated Statements of Operations.

Derivatives associated with foreign currency transaction risks as of September 30, 2012 resulted in a net asset of $0.5 million, $1.0 million recorded in "Prepaid expenses and other current assets" and $0.5 million recorded in "Accrued expenses and other current liabilities" on the Unaudited Consolidated Balance Sheet. Derivatives associated with foreign currency transaction risks as of December 31, 2011 resulted in a net liability of $0.8 million, with $1.1 million recorded in "Accrued expenses and other current liabilities" and $0.3 million recorded in "Prepaid expenses and other current assets" on the Unaudited Consolidated Balance Sheet.   Foreign exchange gains of $1.5 million and foreign exchange losses of $1.1 million for the three and nine months ended September 30, 2012, respectively, and foreign exchange losses of $0.9 million and $1.0 million for the three and nine months ended September 30, 2011, respectively, related to these derivatives were recorded in “Foreign currency transactions and other” on the Unaudited Consolidated Statements of Operations.

The settlement of derivative contracts resulted in a net cash inflow of $3.3 million for the nine months ended September 30, 2012 compared to a net cash outflow of $2.8 million for the nine months ended September 30, 2011, and are reported within “Net cash provided by operating activities” on the Unaudited Consolidated Statements of Cash Flows.

Derivatives Designated as Hedging Instruments — As of September 30, 2012 and December 31, 2011, the Company had outstanding foreign currency forward contracts for 1.3 billion Euros and 860 million Euros, respectively, to hedge a portion of its net investment in a foreign subsidiary.  These contracts are all short-term in nature.  Hedge ineffectiveness is assessed and measured based on changes in forward exchange rates.  The fair value of these derivatives at September 30, 2012 was a net liability of $9.9 million, with a $22.7 million liability recorded in "Accrued expenses and other current liabilities" and a $12.8 million asset recorded in "Prepaid expenses and other current assets" on the Unaudited Consolidated Balance Sheet. The fair value of these derivatives at December 31, 2011 was an asset of $60.1 million and was reflected in “Prepaid expenses and other current assets” on the Unaudited Consolidated Balance Sheet.  A net cash inflow of $76.6 million for the nine months ended September 30, 2012 compared to a net cash outflow of $36.8 million for the nine months ended September 30, 2011 were reported within “Net cash used in investing activities” on the Unaudited Consolidated Statements of Cash Flows.

6.                                      INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets consist of the following (in thousands):

	September 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period	Weighted Average Useful Life
Supply and distribution agreements	$264,407	$(114,818)	$149,589	$260,288	$(97,114)	$163,174	10 - 13 years	12 years

Technology	22,899	(22,769)	130	22,982	(22,708)	274	3 years	3 years

Patents	1,638	(1,434)	204	1,638	(1,399)	239	15 years	15 years

Customer lists	20,168	(20,168)	—	19,923	(19,150)	773	2 years	2 years

Internet domain names	18,637	(2,774)	15,863	5,215	(625)	4,590	2 - 20 years	7 years

Trade names	53,185	(26,488)	26,697	52,272	(21,192)	31,080	5 - 20 years	11 years

Other	326	(321)	5	345	(324)	21	3 - 10 years	4 years
Total intangible assets	$381,260	$(188,772)	$192,488	$362,663	$(162,512)	$200,151

Intangible assets with determinable lives are primarily amortized on a straight-line basis.  Intangible asset amortization expense was approximately $7.8 million and $8.4 million for the three months ended September 30, 2012 and 2011, respectively, and $24.2 million and $25.3 million for the nine months ended September 30, 2012 and 2011, respectively.

The estimated amortization expense for intangible assets for the remainder of 2012, the annual expense for the next five years, and the expense thereafter is expected to be as follows (in thousands):

2012	$7,962
2013	31,547
2014	31,460
2015	28,643
2016	25,977
2017	22,228
Thereafter	44,671
$192,488

The change in goodwill for the nine months ended September 30, 2012 consists of the following (in thousands):

Balance at December 31, 2011	$504,784
Acquisition	4,462
Currency translation adjustments	8,475
Balance at September 30, 2012	$517,721

A substantial majority of the Company’s goodwill relates to the acquisition of Booking.com.  During the three months ended September 30, 2012, the Company performed its annual goodwill impairment testing and concluded that the estimated fair value for Booking.com, as well as the Company's other reporting units, substantially exceeds their respective carrying values.

7.                                      OTHER ASSETS

Other assets at September 30, 2012 and December 31, 2011 consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Deferred debt issuance costs	$24,944	$10,560
Other	11,766	12,930
Total	$36,710	$23,490

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

The revolving credit facility provides for the issuance of up to $100.0 million of letters of credit as well as borrowings of up to $50.0 million on same-day notice, referred to as swingline loans. Borrowings under the revolving credit facility may be made in U.S. Dollars, Euros, British Pound Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility will be used for working capital and general corporate purposes. As of September 30, 2012 and December 31, 2011, there were no borrowings under the facility and there were approximately $1.9 million of letters of credit issued under the facility for both periods.

Convertible Debt

Convertible debt as of September 30, 2012 consists of the following (in thousands):

September 30, 2012	Outstanding Principal Amount	Unamortized Debt Discount	Carrying Value
1.25% Convertible Senior Notes due March 2015	$574,999	$(60,457)	$514,542
1.0% Convertible Senior Notes due March 2018	1,000,000	(123,191)	876,809
Outstanding convertible debt	$1,574,999	$(183,648)	$1,391,351

Convertible debt as of December 31, 2011 consisted of the following (in thousands):

December 31, 2011	Outstanding Principal Amount	Unamortized Debt Discount	Carrying Value
1.25% Convertible Senior Notes due March 2015	$575,000	$(77,360)	$497,640

Based upon the closing price of the Company’s common stock for the prescribed measurement period during the three months ended September 30, 2012 and December 31, 2011, the contingent conversion threshold on the 2015 Notes was exceeded.  Therefore, the 2015 Notes were convertible at the option of the holders. Accordingly, the Company reported the carrying value of the 2015 Notes as a current liability as of September 30, 2012 and December 31, 2011. Since these notes are convertible at the option of the holders and the principal amount is required to be paid in cash, the difference between the principal amount and the carrying value is reflected as convertible debt in the mezzanine section on the Company's Unaudited Balance Sheets. Therefore, with respect to the 2015 Notes, the Company reclassified $60.5 million and $77.4 million before tax from additional paid-in capital to convertible debt in the mezzanine section on the Company's Unaudited Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, respectively. The determination of whether or not the 2015 Notes are convertible must continue to be performed on a quarterly basis. Consequently, the 2015 Notes may not be convertible in future quarters, and therefore may again be classified as long-term debt, if the contingent conversion threshold is not met in such quarters. The contingent conversion threshold on the 2018 Notes was not exceeded at September 30, 2012, and therefore that debt is reported as a non-current liability on the Unaudited Consolidated Balance Sheet.

As of September 30, 2012 and December 31, 2011, the estimated market value of the outstanding convertible debt was approximately $2.3 billion and $0.9 billion, respectively, and was considered a "Level 2" fair value measurement (see Note 5). Fair value was estimated based upon actual trades at the end of the reporting period or the most recent trade available as well as the Company’s stock price at the end of the reporting period.  A substantial portion of the market value of the Company’s debt in excess of the outstanding principal amount relates to the conversion premium on the bonds.

Description of Senior Notes

In March 2012, the Company issued in a private placement $1.0 billion aggregate principal amount of Convertible Senior Notes due March 15, 2018, with an interest rate of 1.0% (the "2018 Notes"). The Company paid $20.9 million in debt issuance costs during the nine months ended September 30, 2012, related to this offering. The 2018 Notes are convertible, subject to certain conditions, into the Company's common stock at a conversion price of approximately $944.61 per share. The 2018 Notes are convertible, at the option of the holder, prior to March 15, 2018, upon the occurrence of specific events, including but not limited to a change in control, or if the closing sales price of the Company's common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 150% of the applicable conversion price in effect for the notes on the last trading day of the immediately preceding quarter. In the event that all or substantially all of the Company's common stock is acquired on or prior to the maturity of the 2018 Notes in a transaction in which the consideration paid to holders of the Company's common stock consists of all or substantially all cash, the Company would be required to make additional payments in the form of additional shares of common stock to the holders of the 2018 Notes in aggregate value ranging from $0 to approximately $344.0 million depending upon the date of the transaction and the then current stock price of the Company. As of December 15, 2017, holders will have the right to convert all or any portion of the 2018 Notes. The 2018 Notes may not be redeemed by the Company prior to maturity.  The holders may require the Company to repurchase the 2018 Notes for cash in certain circumstances.  Interest on the 2018 Notes is payable on March 15 and September 15 of each year.

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

Debt discount after tax of $80.9 million ($135.2 million before tax) partially offset by financing costs associated with the equity component of convertible debt of $2.8 million were recorded in additional paid-in capital related to the 2018 Notes at September 30, 2012. The Company reclassified $60.5 million before tax and $77.4 million before tax out of additional paid-in capital to the mezzanine section in the Company's Unaudited Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, respectively, related to the 2015 Notes.

For the three months ended September 30, 2012 and 2011, the Company recognized interest expense of $16.4 million and $7.7 million, respectively, related to convertible notes.  Interest expense related to convertible notes for the three months ended September 30, 2012 and 2011 was comprised of $4.3 million and $1.8 million, respectively, for the contractual coupon interest, $10.9 million and $5.4 million, respectively, related to the amortization of debt discount and $1.2 million and $0.5 million, respectively, related to the amortization of debt issuance costs.  The effective interest rate for the three months ended September 30, 2012 and 2011 was 4.7% and 6.3%, respectively.

For the nine months ended September 30, 2012 and 2011, the Company recognized interest expense of $43.2 million and $22.8 million, respectively, related to convertible notes. Interest expense related to convertible notes for the nine months ended September 30, 2012 and 2011was comprised of $11.2 million and $5.4 million, respectively, for the contractual coupon interest, $28.8 million and $15.9 million, respectively, related to the amortization of debt discount and $3.2 million and $1.5 million, respectively, related to the amortization of debt issuance costs. The effective interest rate for the nine months ended September 30, 2012 and 2011 was 4.9% and 6.3%, respectively.

9.                               TREASURY STOCK

In the first quarter of 2012, the Company's Board of Directors authorized a one-time purchase of the Company's common stock up to $200.0 million concurrent with the issuance of the 2018 Notes. The Company repurchased 263,913 shares in the first quarter of 2012 for an aggregate cost of $166.2 million.

As of September 30, 2012, the Company has a remaining amount from all authorizations granted by the Board of Directors of $459.2 million to purchase its common stock.  The Company may make additional repurchases of shares under its stock repurchase programs, depending on prevailing market conditions, alternate uses of capital and other factors.  Whether and when to initiate and/or complete any purchase of common stock and the amount of common stock purchased will be determined in the Company’s complete discretion.

The Company’s Board of Directors has also given the Company the general authorization to repurchase shares of its common stock to satisfy employee withholding tax obligations related to stock-based compensation.  The Company repurchased 138,576 shares and 356,979 shares at aggregate costs of $89.2 million and $162.4 million in the nine months ended September 30, 2012 and 2011, respectively, to satisfy employee withholding taxes related to stock-based compensation.

As of September 30, 2012, there were approximately 8.2 million shares of the Company’s common stock held in treasury.

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

The Company recognizes income tax expense related to income generated outside of the United States based upon the applicable tax rates and tax laws of the foreign countries in which the income is generated.  During the three and nine months ended September 30, 2012 and 2011, the substantial majority of the Company’s foreign-sourced income has been generated in the Netherlands and the United Kingdom.  Income tax expense for the three and nine months ended September 30, 2012 and 2011 differs from the expected tax expense at the U.S. statutory rate of 35%, primarily due to lower foreign tax rates, partially offset by state income taxes and certain non-deductible expenses.

Effective January 1, 2010, the Netherlands modified its corporate income tax law related to income generated from qualifying “innovative” activities (“Innovation Box Tax”).  Earnings that qualify for the Innovation Box Tax are taxed at the rate of 5% rather than the Dutch statutory rate of 25%.  Booking.com obtained a ruling from the Dutch tax authorities in February 2011 confirming that a portion of its earnings (“qualifying earnings”) is eligible for Innovation Box Tax treatment. In this ruling, the Dutch tax authorities require that the Innovation Box Tax benefit be phased in over a multi-year period.  The benefit is fully phased in for the Company starting in 2012. The amount of qualifying earnings expressed as a percentage of the total pretax earnings in the Netherlands will vary depending upon the level of total pretax earnings that is achieved in any given year. The ruling from the Dutch tax authorities is valid from January 1, 2010 through December 31, 2014, which includes a one year extension granted by the Dutch tax authorities in August 2012.

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

Booking.com intends to reapply for continued Innovation Box Tax treatment in future periods. There can be no assurance that Booking.com’s application will be accepted, or that the amount of qualifying earnings or applicable tax rates will not be reduced at that time.  In addition, there can be no assurance that the tax law will not change resulting in a reduction or elimination of the tax benefit.

The Company currently estimates that its consolidated effective tax rate for 2012 will be lower by approximately five to seven percentage points compared to what it would be if the Company did not have the benefit of the Innovation Box Tax. The Innovation Box Tax benefit reduced the Company's consolidated effective tax rate for 2011 by approximately four percentage points.

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

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of these deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized.  The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future income, the carryforward periods available for tax reporting purposes, and other relevant factors.  The deferred tax asset at September 30, 2012 and December 31, 2011 amounted to $67.2 million and $147.8 million, net of the valuation allowance recorded, respectively.

The Company has recorded a non-current deferred tax liability in the amount of $46.3 million and $47.0 million at September 30, 2012 and December 31, 2011, respectively, primarily related to the assignment of estimated fair value to certain purchased identifiable intangible assets associated with various international acquisitions.

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

A reconciliation of redeemable noncontrolling interests for three and nine months ended September 30, 2012 and 2011, respectively, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Balance, beginning of period	$110,184	$67,496	$127,045	$45,751
Net income attributable to noncontrolling interests	3,387	3,387	3,539	2,520
Fair value adjustments(1)	15,815	7,586	59,255	41,327
Purchases of subsidiary shares at fair value(1)	—	—	(61,079)	(12,986)
Currency translation adjustments	3,835	(1,854)	4,461	3
Balance, end of period	$133,221	$76,615	$133,221	$76,615

(1)          The fair value of the redeemable noncontrolling interests was determined by industry peer comparable analysis and a discounted cash flow valuation model.

12.                              ACCUMULATED OTHER COMPREHENSIVE LOSS

The table below provides the balances for each classification of accumulated other comprehensive loss as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Foreign currency translation adjustments, net of tax (1)	$(63,058)	$(88,312)
Net unrealized gain on marketable securities, net of tax (2)	186	730
Accumulated other comprehensive loss	$(62,872)	$(87,582)

(1)          The foreign currency translation adjustments relate primarily to the strengthening of the U.S. Dollar relative to the local currencies our subsidiaries, principally the Euro and British Pound Sterling. Foreign currency translation adjustments, net of tax, includes net gains from fair value adjustments at September 30, 2012 of $50.1 million after tax ($85.7 million before tax) and net gains from fair value adjustments at December 31, 2011 of $46.2 million after tax ($79.1 million before tax) associated with net investment hedges (See Note 5).  The remaining balance in currency translation adjustments excludes income taxes due to the Company’s practice and intention to reinvest the earnings of its foreign subsidiaries in those operations.

(2)          The unrealized gain before tax at September 30, 2012 and December 31, 2011 was $0.3 million and $1.0 million, respectively.

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

 Litigation is subject to uncertainty and there could be adverse developments in these pending or future cases and proceedings.  For example, the Superior Court in the District of Columbia granted a summary judgment in favor of the city and against online travel companies ("OTCs") ruling that tax is due on the OTC's margin and service fee. As a result, the Company increased its accrual for hotel occupancy and other taxes, with a corresponding charge to cost of revenues, by approximately $4.8 million (including interest) in September 2012.

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

Reserve for Hotel Occupancy and Other Taxes

As a result of this litigation and other attempts by jurisdictions to levy similar taxes, the Company has established an accrual for the potential resolution of issues related to hotel occupancy and other taxes in the amount of approximately $39 million at September 30, 2012 and approximately $33 million at December 31, 2011 (which includes, among other things, amounts related to the litigation in the District of Columbia and San Antonio). The accrual is based on the Company's estimate of the probable cost of resolving these issues. The actual cost may be less or greater, potentially significantly, than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount accrued cannot be reasonably made.

Developments in and after the Quarter Ended September 30, 2012

In the quarter ending September 30, 2012, three new actions commenced. First, in July 2012, the Company filed appeals in court of a second round of assessments issued by the Hawaii Department of Taxation for transient accommodations tax as well as Hawaii general excise tax.  The assessments at issue in those appeals, In the Matter of the Appeal of priceline.com Incorporated (and related actions brought by Travelweb LLC and Lowestfare.com LLC) (Tax Appeal Court of the State of Hawaii) (filed July 3, 2012), cover the time period January 1, 2000 through December 31, 2011 and overlap with, and adjust, the previously issued assessments which are already on appeal.  The new appeals have been consolidated with the assessment appeals already pending in the Hawaii Tax Appeal Court.

On October 22, 2012, the court granted the online travel companies' motions for partial summary judgment relating to the transient accommodations tax assessments, holding that the assessments were improper as a matter of law.  The general excise tax assessments will be challenged in further motions for partial summary judgment which are set to be heard in December 2012.

Second, in priceline.com Incorporated, et al. v. Osceola County, et al. (2d Judicial Cir. Ct. for Leon County, Florida) (filed July 2, 2012), the Company filed an action challenging a second assessment issued by the County, which covers the time period October 1, 2009 through September 30, 2011. The Company anticipates this new case will be consolidated with the earlier action challenging the County's first assessment. Third, in August 2012, Kalamazoo County, Michigan filed a lawsuit, County of Kalamazoo, Michigan v. Hotels.com L.P., et al. (Circuit Court for the County of Kalamazoo) (filed August 15, 2012), claiming violation of the County's hotel occupancy tax.

On October 26, 2012, the Texas Supreme Court denied the petition for review filed in City of Houston, Texas v. Hotels.com, LP., et al. (District Court of Harris County, Texas; filed in March 2007). In that case, in October, 2011, the Texas 14th Court of Appeals affirmed the trial court's grant of summary judgment in favor of the OTC defendants, which rested on the finding that the tax provisions at issue applied only to amounts paid to a hotel.

On September 24, 2012, in District of Columbia v. Expedia, Inc., et al. (Superior Court of the District of Columbia; filed in March 2011), the court granted the city's motion for summary judgment, finding the OTCs are required to collect and remit sales tax on their margin. The court denied plaintiffs' motion for summary judgment for imposition of negligence and failure to file penalties. As a result, the Company increased its accrual for hotel occupancy and other taxes, with a corresponding charge to cost of revenues, by approximately $4.8 million (including interest) in September 2012.

On September 19, 2012, in Leon County v. Expedia, Inc., et al. (Second Judicial Circuit Court for Leon County, Florida; filed in December 2009), the court granted summary judgment for the defendants, finding that the plaintiff lacked standing to enforce the transient rentals tax and discretionary sales surtax. Plaintiff filed a notice of appeal to the Florida First District of Court of Appeal appealing the trial court's summary judgment order.

On September 10, 2012 in City of Findlay, Ohio v. Hotels.com, L.P., et al. (U.S. District Court for the Northern District of Ohio; filed in October 2005); (U.S. Court of Appeals for the Sixth Circuit; appeal filed in December 2010); and City of Columbus, Ohio, et al. v. Hotels.com, L.P., et al. (U.S. District Court for the Southern District of Ohio; filed in August. 2006); (U.S. District Court for the Northern District of Ohio) (U.S. Court of Appeals for the Sixth Circuit; appeal filed in December 2010), the U.S. Court of Appeals for the Sixth Circuit affirmed the trial court's orders dismissing plaintiffs' ordinance based claims, entering summary judgment against plaintiffs' claim that defendants collected but failed to remit hotel tax, and denying plaintiffs' request to certify questions to the Ohio Supreme Court.
On September 10, 2012 in City of Atlanta, Georgia v. Hotels.com L.P., et al. (Superior Court of Fulton County, Georgia; filed in March 2006) the Georgia Supreme Court dismissed the petition for writs of mandamus and prohibition filed by the company and certain defendants on the grounds that the proceedings should have initially been brought in the Superior Court. On September

21, 2012 the company and certain defendants filed the petition in the Superior Court requesting that it halt the proceeding before the trial court on the grounds that the matter was finally concluded.
On August 27, 2012 in City of San Antonio, Texas v. Hotels.com, L.P., et al. (U.S. District Court for the Western District of Texas; filed in May 2006), the court granted plaintiffs' motion to clarify its findings to require the collection of hotel tax on the OTCs' separately stated service fee from the date of the verdict going forward. The court's findings had denied plaintiffs recovery for such amounts because the damage calculations for tax on the service fee had not been presented to the jury at trial. The court's amended finding makes clear that such amounts will be due post verdict.
On August 16, 2012 in City of Rome, Georgia, et al. v. Hotels.com, L.P., et al. (U.S. District Court for the Northern District of Georgia; filed in November 2005), a certified class action on behalf of Georgia cities and counties, the court held a fairness hearing and approved the terms of the partial class settlement agreement. The settlement provides that the online travel company defendants will pay hotel occupancy taxes from May 16, 2011 going forward. May 16, 2011 is the date of the Georgia Supreme Court's decision in the City of Atlanta appeal requiring payment on a prospective basis in that case. On September 4, 2012, plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit appealing the trial court's order entering summary judgment against all plaintiffs' claims for back taxes and denying plaintiffs' request to certify questions to the Georgia Supreme Court.
On July 31, 2012, in The Village of Rosemont, Illinois v. Priceline.com Inc., et al. (U.S. District Court for the Northern District of Illinois; filed in 2009), the court granted in part, and denied in part, the parties' cross motions for summary judgment related to damages. The Court previously had granted plaintiff's motion for summary judgment and denied defendants' motion for summary judgment on October 14, 2011. Specifically, with respect to the damages issue, the court held that a six year statute of limitations (subject to a discovery rule), simple interest and a 25% penalty cap would apply for damages. On October 12, 2012, pursuant to a stipulation on damages, among the parties, the Court entered a judgment in favor of the plaintiff. The Company intends to seek an appeal.

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

•
City of Rome, Georgia, et al. v. Hotels.com, L.P., et al. (U.S. District Court for the Northern District of Georgia; filed in November 2005); (U.S. Court of Appeals for the Eleventh Circuit appeal filed in September 2012)

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

•
City of San Diego, California v. Hotels.com L.P., et al. (California Superior Court, San Diego County; filed in September 2006) (Superior Court of California, Los Angeles County) (California Court of Appeal; appeal filed in August 2012)

•
City of Atlanta, Georgia v. Hotels.com L.P., et al. (Superior Court of Fulton County, Georgia; filed in March 2006); (Court of Appeals of the State of Georgia; appeal filed in January 2007); (Georgia Supreme Court; further appeal filed in December 2007; petition for writs of mandamus and prohibition filed in May 2012)

•
Wake County, North Carolina v. Hotels.com, LP, et al. (General Court of Justice, Superior Court Division, Wake County, North Carolina; filed in November 2006); Dare County, North Carolina v. Hotels.com, LP, et al. (General Court of Justice, Superior Court Division, Dare County, North Carolina; filed in January 2007); Buncombe County, North Carolina v. Hotels.com, LP, et al. (General Court of Justice, Superior Court Division, Buncombe County, North Carolina; filed in February 2007); Mecklenburg County, North Carolina v. Hotels.com LP, et al. (General Court of Justice, Superior Court Division, Mecklenburg County, North Carolina; filed in January 2008)

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

•
Leon County, et al. v. Expedia, Inc., et al. (Second Judicial Circuit Court for Leon County, Florida; filed November 2009); (Florida First District Court of Appeal; filed in May 2012); Leon County v. Expedia, Inc. et al. (Second Judicial Circuit Court for Leon County, Florida; filed in December 2009); (Florida First District Court of Appeal; filed in October 2012)

•	Baltimore County, Maryland v. Priceline.com, Inc., et al. (U.S. District Court for the District of Maryland; filed in May 2010)

•	City of Santa Monica v. Expedia, Inc., et al. (California Superior Court, Los Angeles County; filed in June 2010) (California Court of Appeal; appeal filed in September 2011)

•	Hamilton County, Ohio, et al. v. Hotels.com, L.P., et al. (U.S. District Court for the Northern District Of Ohio; filed in August 2010)

•	State of Florida Attorney General v. Expedia, Inc., et al. (Circuit Court - Second Judicial Circuit, Leon County, Florida; filed in November 2010)

•	Montana Department of Revenue v. Priceline.com, Inc., et al. (First Judicial District Court of Lewis and Clark County, Montana; filed in November 2010)

•	Montgomery County, Maryland v. Priceline.com, Inc., et al. (United States District Court for the District of Maryland; filed in December 2010)

•	District of Columbia v. Expedia, Inc., et al. (Superior Court of District of Columbia; filed in March 2011)

•	Volusia County, et al. v. Expedia, Inc., et al. (Circuit Court for Volusia County, Florida; filed in April 2011)

•	State of Mississippi v. Priceline.com Inc., et al., (Chancery Court of Hinds County, Mississippi; filed in January 2012)

•	County of Kalamazoo, Michigan v. Hotels.com L.P., et al (Circuit Court for the County of Kalamazoo; filed August 2012)

Judicial Actions Relating to Assessments Issued by Individual Cities, Counties and States

The Company may seek judicial review of assessments issued by an individual city or county. Currently pending actions seeking such a review include:

•	Priceline.com, Inc., et al. v. Broward County, Florida (Circuit Court - Second Judicial Circuit, Leon County, Florida; filed in January 2009)

•
Priceline.com Inc., et al. v. City of Anaheim, California, et al. (California Superior Court, County of Orange; filed in February 2009); (California Superior Court, County of Los Angeles) (California Court of Appeal, appeal filed January 2011)

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

Consumer Class Actions

•
In Chiste, et al. v. priceline.com Inc., et al. (United States District Court for the Southern District of New York; filed in December 2008) the court granted the Company's motion to dismiss all claims against it except the breach of fiduciary claim, which, on June 21, 2011, the court ordered transferred to Illinois. On July 11, 2011, the case was transferred to the United States District Court for the Northern District of Illinois for resolution of the remaining claim, which was consolidated under Peluso v. Orbitz.com, et al., 11 Civ. 4407 on July 14, 2011. On July 13, 2011, plaintiffs filed notices of appeal of the court's orders in the Southern District of New York. On July 26, 2011, the court granted plaintiff's motion to voluntarily dismiss the claim against the Company in the Northern District of Illinois. The consolidated action, however, remains pending. On August 5, 2011, the Company moved to dismiss the appeal. On December 6, 2011, the Court of Appeals for the Second Circuit dismissed the appeal.

Administrative Proceedings and Other Possible Actions

At various times, the Company has also received inquiries or proposed tax assessments from municipalities and other taxing jurisdictions relating to the Company’s charges and remittance of amounts to cover state and local hotel occupancy and other related taxes.  Among others, the City of Philadelphia, Pennsylvania; the City of Phoenix, Arizona (on behalf of itself and 12 other Arizona cities); the City of Paradise Valley, Arizona; and state tax officials from Arkansas, Colorado, Kentucky, Louisiana, Maryland, Michigan, Ohio, Pennsylvania, Texas, West Virginia, Wisconsin, and Wyoming have begun formal or informal administrative procedures or stated that they may assert claims against the Company relating to allegedly unpaid state or local hotel occupancy or related taxes.  Between 2008 and 2010, the Company received audit notices from more than forty cities in the state of California.  The audit proceedings in those cities have not yet been concluded.  In June 2012, the City and County of San Francisco issued a second set of assessments to the Company totaling $2.5 million, covering the period from the fourth quarter of 2008 through the fourth quarter of 2011. The Company has administratively appealed those assessments and is engaged in the administrative appeal process. At the conclusion of the administrative process, the Company is likely to have to pay the assessed amounts prior to challenging the assessment in court. The Company has also been contacted for audit by five counties in the state of Utah, fifteen cities and counties in the state of Colorado, and by the City of St. Louis, Missouri.

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

Lawsuits Alleging Antitrust Violations

On August 20, 2012, a complaint was filed on behalf of a putative class of persons who purchased hotel room reservations from certain hotels (the “Hotel Defendants”) through certain OTC defendants, including the Company.  The initial complaint, Turik v. Expedia, Inc., Case No. 12-cv-4365, filed in the U.S. District Court for the Northern District of California, alleges that the Hotel Defendants and the OTC defendants violated federal and state laws by entering into a conspiracy to enforce a minimum resale price maintenance scheme pursuant to which putative class members paid inflated prices for hotel room reservations that they purchased through the OTC defendants.  A number of other complaints containing similar allegations have been filed in a number of federal jurisdictions across the country and in a single state court. The complaints filed in federal court are subject to a motion for consolidation and transfer of pretrial proceedings under 28 U.S.C. § 1407. The Judicial Panel on Multidistrict Litigation will hear arguments on the motion on November 29, 2012.  Plaintiffs in these actions seek treble damages and injunctive relief.  The Company disputes the allegations in the complaints.

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

Overview

We are a leading online travel company that offers our customers hotel room reservations at over 270,000 hotels and accommodations worldwide through the Booking.com, priceline.com and Agoda.com brands. In the United States, we also offer our customers reservations for car rentals, airline tickets, vacation packages, destination services and cruises through the priceline.com brand. We offer car rental reservations worldwide through rentalcars.com (formerly known as TravelJigsaw).

We launched our business in the United States in 1998 under the priceline.com brand and have since expanded our operations to include the Booking.com, Agoda.com and rentalcars.com companies.  Our principal goal is to serve our customers with worldwide leadership in online hotel and rental car reservations.  Our business is driven primarily by international results. During the nine months ended September 30, 2012, our international business (the significant majority of which is generated by Booking.com) represented approximately 82% of our gross bookings (an operating and statistical metric referring to the total dollar value, generally inclusive of all taxes and fees, of all travel services purchased by our customers), and approximately 91% of our consolidated operating income. Given that the business of our international operations is primarily comprised of hotel reservation services, gross profit earned in connection with the reservation of hotel room nights represents a substantial majority of our gross profit.

Our priceline.com brand in the United States offers merchant Name Your Own Price® travel services (sometimes referred to as "opaque" travel services), which are recorded in revenue on a "gross" basis and have associated cost of revenue. Retail, or price-disclosed, travel services offered by both our U.S. and international brands are recorded in revenue on a "net" basis and have no associated cost of revenue. Therefore, revenue increases and decreases are impacted by changes in the mix of our revenues between Name Your Own Price® and retail travel services. Gross profit reflects the net margin earned for both our Name Your Own Price® and retail travel services. Consequently, gross profit has become an increasingly important measure of evaluating growth in our business. At present, we derive substantially all of our gross profit from the following sources:

•	Commissions earned from facilitating reservations of price-disclosed hotel room reservations, rental cars, cruises and other travel services;

•	Transaction gross profit and customer processing fees from our price-disclosed merchant hotel room and rental car reservation services, as well as our vacation package service;

•	Transaction gross profit and customer processing fees from our Name Your Own Price® hotel room reservation, rental car and airline ticket services;

•
Global distribution system ("GDS") reservation booking fees related to both our Name Your Own Price® airline ticket, hotel room reservation and rental car services, and price-disclosed airline tickets and rental car services; and

•	Other gross profit derived primarily from selling advertising on our websites.

Over the last several years we have experienced strong growth in the number of hotel room night reservations booked through our hotel reservation services. We believe this growth is the result of, among other things, the broader shift of travel purchases from offline to online, the high growth of travel overall in emerging markets such as Asia-Pacific and South America, and the continued innovation and execution by our teams around the world to build hotel supply, content and distribution and to improve the customer experience on our websites. We experienced exceptionally strong year-over-year growth during 2011. However, given the sheer size of our hotel reservation business, we believe it is highly likely that our year-over-year growth rates will generally decelerate on a quarterly sequential basis in the future. During the third quarter of 2012, we experienced deceleration in year-over-year hotel room night reservation growth as compared to the second quarter 2012, which in turn had decelerated from the year-over-year growth rate in the first quarter of 2012. We expect to experience further deceleration in growth rates in the fourth quarter of 2012 and beyond.

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

Several major hotel companies, including Choice Hotels International, Hilton Worldwide, Hyatt, InterContinental Hotels Group, Wyndham Hotel Group, Marriott, La Quinta and Millennium have launched Room Key, a hotel search engine that competes directly with our hotel room night reservations services around the world. The hotel companies that own Room Key have a stated goal of driving demand directly to their brand web sites, thus reducing the share received by online travel agencies. They may also attempt to improve their competitive position by offering lower room rates, better room availability or additional features or amenities through Room Key than are available through services like ours. If Room Key is successful, our share of the online hotel room night reservation market could be negatively affected in the United States and around the world and our business could suffer.

Over the recent past, there has been a proliferation of new channels through which hotels can offer hotel room reservations.  For example, hotels offer room reservations through “daily deal” websites such as Groupon and Living Social, which sell coupons to customers at a substantial discount.  In 2011, Expedia, one of our largest competitors, entered into a partnership with Groupon to sell hotel room reservations to Groupon customers under the “Groupon Getaways” brand name. New entrants, such as BackBid, GuestMob and Tingo, have developed new and differentiated offerings that endeavor to provide savings on hotel rooms to consumers and that compete directly with us.  If any of these new services are successful, we may experience less demand for our services and are likely to face more competition for access to the limited supply of discounted hotel room rates.

Widespread adoption of mobile devices, such as the iPhone, Android-enabled smart phones, and tablets such as the iPad, coupled with the improved web browsing functionality and development of thousands of useful “apps” available on these devices, is driving substantial traffic and commerce activity to mobile platforms.  We have experienced a significant shift of business to mobile platforms and our advertising partners are also seeing a rapid shift of traffic to mobile platforms. Our major competitors and certain new market entrants are offering mobile applications for travel products and other functionality, including proprietary last-minute discounts for hotel bookings.  Advertising and distribution opportunities may be more limited on mobile devices given their smaller screen sizes.  The gross profit earned on a mobile transaction may be less than a typical desktop transaction due to different consumer purchasing patterns. For example, hotel reservations made on a mobile device typically are for shorter lengths of stay and are not made as far in advance. We have made significant progress creating mobile offerings which have received strong reviews, solid download trends, and are driving a material and increasing share of our business.  While we believe that mobile bookings present an opportunity for incremental growth, if we are unable to continue to rapidly innovate and create new and differentiated mobile offerings, and efficiently and effectively advertise and distribute on these platforms, we could lose market share to existing competitors or new entrants.

Apple, Inc., one of the most successful companies in the world and producer of, among other things, the iPhone, recently obtained a patent for "iTravel," a mobile app that would allow a traveler to check in for a travel reservation. In addition, Apple's most recent iPhone operating system includes "Passbook," a virtual wallet app that holds tickets, boarding passes, coupons and gift cards, and along with iTravel, may be indicative of Apple's intent to enter the travel reservations business in some capacity. Apple has leading market share in the smart phone category and controls integration of offerings, including travel services, into its mobile operating system. Apple also has more experience producing and developing mobile apps, and also has access to greater resources, than we do. If Apple uses or expands iTravel, Passbook or another mobile app as a means of entering the travel reservations marketplace, our market share and results of operations could be adversely affected.

Our business utilizes online search, price comparison and travel research websites, and affiliate marketing as a primary means of generating traffic to our websites, driving our online advertising expense to increase significantly over recent years, a trend we expect to continue. In addition, our online advertising has grown faster than our gross profit due to (1) brand mix within the Company, (2) channel mix within our brands and (3) recently, lower returns on investment (“ROIs”) from our online advertising. Our international operations are growing faster than our priceline.com business in the United States, and spend a higher percentage of gross profit on online advertising. Furthermore, our brands generally are obtaining an increasing share of traffic through paid online advertising channels. Finally, our online advertising ROIs have recently been down year-over-year.

Advertising efficiency is impacted by a number of factors that are subject to variability, including without limitation, ADRs, costs per click, cancellation rates, foreign exchange rates and the extent to which we are successful in converting paid traffic to booking customers and then causing customers to return directly to our websites for future bookings.

International Trends. The size of the travel market outside of the United States is substantially greater than that within the United States. Historically, Internet adoption rates and e-commerce adoption rates of international consumers have trailed those of the United States. However, international consumers are rapidly moving to online means for purchasing travel. Accordingly, recent international online travel growth rates have substantially exceeded, and are expected to continue to exceed, the growth rates within the United States. We expect that over the long-term, international online travel growth rates will follow a similar trend to that experienced in the United States. In addition, the base of hotel suppliers in Europe and Asia is particularly fragmented compared to that in the United States, where the hotel market is dominated by large hotel chains. We believe online reservation systems like ours may be more appealing to small chains and independent hotels more commonly found outside of the United States. Our growth has primarily been generated by our international hotel reservation service brands, Booking.com and Agoda.com. Booking.com, our most significant brand, currently includes over 245,000 hotels and accommodations on its website as compared to about 170,000 hotels and accommodations last year (updated hotel and accommodation counts are available on the Booking.com website). Booking.com has added hotels and accommodations over the past year in its core European market as well as higher-growth markets such as North America (which is a newer market for Booking.com), Asia-Pacific and South America. An increasing amount of our business from both a destination and point-of-sale perspective is conducted in these newer markets which are growing faster than our overall growth rate. We believe that the opportunity to continue to grow our business exists for the markets in which we operate. We believe these trends and factors have enabled us to become the top online hotel reservation service provider in the world as measured by room nights booked.

As our international operations have become significant contributors to our results and international hotel bookings have become of increased importance to our earnings, we have seen, and expect to continue to see, changes in certain of our operating expenses and other financial metrics. For example, certain newer markets in which we operate that are in earlier stages of development have lower operating margins compared to more mature markets, which could have a negative impact on our overall margins as these markets increase in size over time. Also, we intend to continue to invest in adding hotels and accommodations to our websites. Many of these newer properties we add, especially in highly penetrated markets, may have fewer rooms or lower ADRs, and may appeal to a smaller subset of customers (for example, hostels and bed and breakfasts) and therefore may also negatively impact our margins over time.

Another impact of the growing importance of Booking.com, Agoda.com and rentalcars.com is our increased exposure to foreign currency exchange risk. Because we are conducting a significant and growing portion of our business outside the United States and are reporting our results in U.S. Dollars, we face exposure to adverse movements in currency exchange rates as the financial results of our international operations are translated from local currency (principally the Euro and the British Pound Sterling) into U.S. Dollars upon consolidation. A strengthening of the Euro increases our Euro-denominated net assets, gross bookings, gross profit, operating expenses, and net income as expressed in U.S. Dollars, while a weakening of the Euro decreases our Euro-denominated net assets, gross bookings, gross profit, operating expenses, and net income as expressed in U.S. Dollars. Greece, Ireland, Portugal and certain other European Union countries with high levels of sovereign debt have had difficulty refinancing their debt. Concern around devaluation or abandonment of the Euro common currency, or that sovereign default risk may be more widespread and could include the United States, has led to significant volatility in the exchange rate between the Euro, the U.S. Dollar and other currencies. We generally enter into derivative instruments to minimize the impact of short-term currency fluctuations on our consolidated operating results. However, such derivative instruments are short term in nature and not designed to hedge against currency fluctuation that could impact our foreign currency denominated gross bookings, revenue or gross profit (see Note 5 to the Unaudited Consolidated Financial Statements for additional information on our derivative contracts). For example, while revenue from our international operations grew year-over-year on a local currency basis by approximately 42% and 50% for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011, as a result of the negative impact of currency exchange rates, revenue from our international operations as reported in U.S. Dollars grew 31% and 39% for the three and nine months ended September 30, 2012, respectively.

Domestic Trends. Competition in domestic online travel remains intense and traditional online travel companies are creating new promotions and consumer value features in an effort to gain a competitive advantage. In particular, the competition to provide "opaque" hotel services to consumers, an area in which priceline.com has been a leader, has become more intense over the recent past. For example, in the fourth quarter of 2010, Expedia began making opaque hotel room reservations available on its principal website under the name "Expedia Unpublished Rates" and has supported the initiative with a national television advertising campaign as well as funding steeper discounts through lower margins. New entrants, including BackBid, GuestMob and Tingo, endeavor to provide savings on hotel rooms. As with our Name Your Own Price® hotel booking service, the name of the hotel is not disclosed until after purchase for these services. We believe these new offerings, in particular Expedia Unpublished Rates, have adversely impacted the market share and year-over-year growth rate for our opaque hotel service, which has experienced a year-over-year decline in room night reservations since the third quarter of 2011. This trend has been exacerbated by a shift in our advertising to focus heavily on our non-opaque hotel reservation services. These and other competitors could also launch opaque rental car services, which could negatively impact our Name Your Own Price® rental car service. In addition, hotels offer discounted hotel room reservations through "daily deal" websites such as Groupon and Living Social. If Expedia or others are successful in growing their semi-opaque hotel services, and/or "daily deal" websites are successful in garnering a sizable share of discounted hotel bookings, we may have less consumer demand for our opaque hotel service over time and we would face more competition for access to the limited supply of discounted hotel room rates. In an effort to compete more effectively against these new offerings, we recently launched Express Deals, a semi-opaque price-disclosed hotel offering. However, there can be no assurance that Express Deals will be successful at recovering lost hotel market share. As a result, we believe our share of the discount hotel market in the United States could further decrease.

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

Domestic airlines have reduced capacity and increased fares since the latter part of 2009, a trend which may continue. Decreases in capacity reduce the amount of airline tickets available, while significant increases in average airfares have adversely impacted leisure travel demand. Reduced airline capacity and demand negatively impact our priceline.com air business, which in turn has negative repercussions on our priceline.com hotel and rental car businesses. Our rental car business has also been impacted by an increase in the utilization of rental car fleets, resulting in less opaque rental car availability, which has negatively impacted our Name Your Own Price® rental car service. We expect continued variability in the breadth and depth of discounted airline tickets and rental car rates made available to us in the future, depending on market conditions from time to time.

Seasonality. A meaningful amount of retail gross bookings are generated early in the year, as customers plan and reserve their spring and summer vacations in Europe and North America. However, we generally do not recognize associated revenue until future quarters when the travel occurs. From a cost perspective, we expense the substantial majority of our advertising activities as they are incurred, which is typically in the quarter in which bookings are generated. As a result, we usually experience our highest levels of profitability in the second and third quarters of the year, which is when we experience the highest levels of booking and travel consumption for the year for our North American and European businesses. However, we experience the highest levels of booking and travel consumption for our Asia-Pacific and South American businesses in the first and fourth quarters. Therefore, if these businesses continue to grow faster than our North American and European businesses, our operating results for the first and fourth quarters of the year may become more significant over time as a percentage of full year operating results. In addition, Our Name Your Own Price® services are generally non-refundable in nature, and accordingly, we recognize travel revenue at the time a booking is generated. However, we recognize revenue generated from our retail hotel services, including Booking.com and Agoda.com, at the time that the customer checks out of the hotel. Therefore, if our retail hotel business continues to grow, we expect our quarterly results to become increasingly impacted by these seasonal factors.

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

We intend to continue to invest in marketing and promotion, technology and personnel within parameters consistent with attempts to improve long-term operating results, even if those expenditures create pressure on operating leverage. We have experienced pressure on operating margins as we prioritize initiatives that drive growth. We also intend to broaden the scope of our business, and to that end, we explore strategic alternatives from time to time in the form of, among other things, mergers and acquisitions. Our goal is to grow gross profit and achieve healthy operating margins in an effort to maintain profitability. The uncertain environment described above makes the prediction of future results of operations difficult, and accordingly, we cannot provide assurance that we will sustain gross profit growth and profitability.

Results of Operations

Three and Nine Months Ended September 30, 2012 compared to the Three and Nine Months Ended September 30, 2011

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

Gross bookings resulting from hotel room night reservations, rental car days and airline tickets reserved through our international and U.S. operations for the three and nine months ended September 30, 2012 and 2011 were as follows (numbers may not total due to rounding):

	Three Months Ended September 30, (in millions)			Nine Months Ended September 30, (in millions)
	2012	2011	Change	2012	2011	Change
International	$6,473	$4,989	29.7%	$17,876	$12,997	37.5%
Domestic	1,359	1,268	7.2%	3,996	3,705	7.9%
Total	$7,831	$6,257	25.2%	$21,872	$16,702	31.0%

Gross bookings increased by 25.2% and 31.0% for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011, principally due to 35.9% and 40.1% growth in hotel room night reservations, respectively, partly offset by slower growth rates for our non-hotel businesses.  The 29.7% and 37.5% increase in international gross bookings for the three and nine months ended September 30, 2012 (growth on a local currency basis was approximately 41% and 47%, respectively) was primarily attributable to growth in hotel room night reservations for our Booking.com and Agoda.com businesses, as well as growth in rental car reservations for our rentalcars.com business.  Domestic gross bookings increased by 7.2% and 7.9% for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011, primarily due to an increase in price-disclosed airline ticket reservations and associated higher airfares, as well as an increase in price-disclosed hotel room night reservations and associated higher average daily rates (“ADRs”). Retail rental car day reservations for our priceline.com business also increased in the three and nine months ended September 30, 2012. Our Name Your Own Price® hotel and rental car businesses experienced a decline in reservations in the three and nine months ended September 30, 2012, compared to the same periods in 2011.

Gross bookings resulting from reservations of hotel room nights, rental car days and airline tickets made through our agency and merchant models for the three and nine months ended September 30, 2012 and 2011 were as follows (numbers may not total due to rounding):

	Three Months Ended September 30, (in millions)			Nine Months Ended September 30, (in millions)
	2012	2011	Change	2012	2011	Change
Agency	$6,423	$5,121	25.4%	$17,982	$13,627	32.0%
Merchant	1,408	1,136	24.0%	3,890	3,075	26.5%
Total	$7,831	$6,257	25.2%	$21,872	$16,702	31.0%

Agency gross bookings increased 25.4% and 32.0% for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011, due to growth in Booking.com hotel room night reservations.  Our U.S. priceline.com business also experienced growth in reservations of agency price-disclosed hotel room nights, airline tickets, and rental car days.  Merchant gross bookings increased 24.0% and 26.5% for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011, primarily due to an increase in the sale of Agoda.com hotel room night reservations and rentalcars.com rental car day reservations. Higher ADRs drove growth in merchant gross bookings related to our priceline.com price-disclosed business, while our Name Your Own Price® hotel business experienced a decline in hotel room night reservations in the three and nine months ended September 30, 2012 compared to the same periods in 2011, due to the competitive pressures discussed above in Domestic Trends. Name Your Own Price® rental car reservations decreased in the three and nine months ended September 30, 2012, compared to the same periods in 2011. Gross bookings related to Name Your Own Price® airline ticket reservations experienced a decline in the three and nine months ended September 30, 2012, compared to the same periods in 2011.

	Hotel Room Nights	Rental Car Days	Airline Tickets

Three Months ended September 30, 2012	55.2 million	9.4 million	1.7 million

Three Months ended September 30, 2011	40.6 million	7.0 million	1.6 million

Nine Months ended September 30, 2012	151.3 million	24.9 million	5.0 million

Nine Months ended September 30, 2011	108.0 million	18.5 million	4.9 million

Hotel room night reservations increased by 35.9% and 40.1% for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011, principally due to an increase in Booking.com, Agoda.com and priceline.com price-disclosed hotel room night reservations, partially offset by a decline in Name Your Own Price® hotel room night reservations.  Booking.com, our most significant brand, currently includes over 245,000 hotels and accommodations on its website as compared to about 170,000 hotels and accommodations last year (updated counts for hotel and accommodations are available on the Booking.com website).  Booking.com has added hotels and accommodations over the past year in its core European market as well as higher-growth markets such as North America (which is a newer market for Booking.com), Asia-Pacific and South America.  An increasing amount of our business from a destination and point-of-sale perspective is conducted in these newer markets which are growing faster than our overall growth rate and our core European market.  Our U.S. priceline.com agency hotel reservations benefited from the integration of hotels from the Booking.com extranet on the priceline.com website.

Rental car day reservations increased by 34.9% and 34.5% for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011, due primarily to an increase in rental car day reservations for our rentalcars.com business and priceline.com price-disclosed business, partially offset by a decline in Name Your Own Price® rental car day reservations due to limited availability of discounted supply as well as lower retail pricing.

Airline ticket reservations increased by 6.1% and 2.9% for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011, due to an increase in price-disclosed airline ticket reservations partially offset by a decrease in Name Your Own Price®  ticket reservations for the nine months ended September 30, 2012, compared to the same period in 2011, due to limited availability of discounted supply.

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

Merchant revenues are derived from transactions where we are the merchant of record and therefore charge the customer's credit card for the travel services provided. Merchant revenues include (1) transaction revenues representing the selling price of Name Your Own Price® hotel room night, rental car and airline ticket reservations and price-disclosed vacation packages; (2) transaction revenues representing the amount charged to a customer, less the amount charged by suppliers in connection with (a) the hotel room reservations provided through our merchant price-disclosed hotel service at Agoda.com and priceline.com and (b) the reservations provided through our merchant semi-opaque rental car service at rentalcars.com and merchant semi-opaque hotel service at priceline.com, which allows customers to see the price of the reservation prior to purchase but not the identity of the supplier; (3) customer processing fees charged in connection with the sale of Name Your Own Price® hotel room night, rental car and airline ticket reservations and merchant price-disclosed hotel reservations; and (4) ancillary fees, including GDS reservation booking fees related to certain of the services listed above.

Other revenues are derived primarily from selling advertising on our websites.

	Three Months Ended September 30,			Nine Months Ended September 30,
	$000			$000
	2012	2011	Change	2012	2011	Change
Agency Revenues	$1,118,128	$876,601	27.6%	$2,427,751	$1,797,204	35.1%
Merchant Revenues	584,969	573,230	2.0%	1,632,402	1,558,564	4.7%
Other Revenues	3,213	2,973	8.1%	10,163	9,071	12.0%
Total Revenues	$1,706,310	$1,452,804	17.4%	$4,070,316	$3,364,839	21.0%

 Agency Revenues

Agency revenues for the three and nine months ended September 30, 2012 increased 27.6% and 35.1%, respectively, compared to the same periods in 2011, primarily as a result of growth in the business of Booking.com.  Our U.S. agency revenues benefited from the integration of hotels from the Booking.com extranet on the priceline.com website as well as growth in our priceline.com retail rental car business.

Merchant Revenues

Merchant revenues for the three and nine months ended September 30, 2012 increased 2.0% and 4.7%, respectively, compared to the same periods in 2011, primarily due to increases in our Agoda.com hotel business, rentalcars.com rental car business and priceline.com merchant price-disclosed hotel business, partially offset by a decline in our Name Your Own Price® businesses. Merchant revenue growth over the prior year period was substantially lower than merchant gross bookings growth because our merchant revenues are disproportionately affected by our Name Your Own Price® business. Name Your Own Price® revenues are recorded “gross” with a corresponding supplier cost recorded in cost of revenues, and represented a smaller percentage, year-over-year, of total revenues compared to our faster-growing Agoda.com and rentalcars.com businesses, which are recorded in revenue "net" of supplier cost. As a result, we believe that gross profit is an important measure of evaluating growth in our business.

Other Revenues

Other revenues during the three and nine months ended September 30, 2012 consisted primarily of advertising revenues.  Other revenues for the three and nine months ended September 30, 2012 increased compared to the same periods in 2011.

Cost of Revenues and Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
	$000			$000
	2012	2011	Change	2012	2011	Change
Cost of Revenues	$309,809	$352,656	(12.1)%	$926,385	$1,009,657	(8.2)%
% of Merchant Revenues	53.0%	61.5%		56.7%	64.8%

Cost of Revenues

For the three and nine months ended September 30, 2012, cost of revenues consisted primarily of: (1) the cost of Name Your Own Price® hotel room reservations from our suppliers, net of applicable taxes, (2) the cost of Name Your Own Price® rental cars from our suppliers, net of applicable taxes; and (3) the cost of Name Your Own Price® airline tickets, net of the federal air transportation tax, segment fees and passenger facility charges imposed in connection with the sale of airline tickets. Cost of revenues for the three and nine months ended September 30, 2012 decreased by 12.1% and 8.2%, respectively, compared to the same periods in 2011, primarily due to a decrease in our Name Your Own Price® businesses. Merchant price-disclosed hotel room and car rental reservations are recorded in merchant revenues net of the amounts paid to suppliers and therefore, there is no associated cost of revenues for merchant price-disclosed hotel revenues. Cost of revenues as a percentage of their associated merchant revenues decreased for the three and nine months ended September 30, 2012, compared to the same periods in 2011, a trend we expect to continue, primarily due to the increase in Agoda.com and rentalcars.com revenues, all of which are recorded in revenue "net" of supplier cost. Cost of revenues also includes an accrual of approximately $4.8 million recorded in the three months ended September 30, 2012 related to hotel occupancy and other taxes (see Note 13 to the Unaudited Consolidated Financial Statements).

Agency revenues have no cost of revenue. Agency revenues principally consist of travel commissions on hotel reservations.

Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
	$000			$000
	2012	2011	Change	2012	2011	Change
Gross Profit	$1,396,501	$1,100,148	26.9%	$3,143,931	$2,355,182	33.5%
Gross Margin	81.8%	75.7%		77.2%	70.0%

Total gross profit for the three and nine months ended September 30, 2012 increased by 26.9% and 33.5% compared to the same periods in 2011, primarily as a result of increased revenue discussed above.  Total gross margin (gross profit expressed as a percentage of total revenue) increased during the three and nine months ended September 30, 2012 compared to the same periods in 2011, because our revenues are disproportionately affected by our Name Your Own Price® business. Name Your Own Price® revenues are recorded “gross” with a corresponding supplier cost recorded in cost of revenues, and in 2012 represented a smaller percentage of total revenues than in 2011. Our retail price-disclosed businesses, which are recorded in revenue "net" of supplier cost have been growing faster than our Name Your Own Price® businesses. As a result, we believe that gross profit is an important measure of evaluating growth in our business. Our international operations accounted for approximately $1.2 billion and $2.7 billion of our gross profit for the three and nine months ended September 30, 2012, which compares to $952.4 million and $2.0 billion, respectively, for the same periods in 2011.  Gross profit attributable to our international operations increased, on a local currency basis, by approximately 42% and 50% for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. Gross profit attributable to our U.S. operations increased by approximately 3% and 5% for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. Gross profit for our U.S. operations was negatively impacted by an accrual of approximately $4.8 million recorded in the three months ended September 30, 2012 related to an unfavorable court judgment regarding hotel margin taxes in the District of Columbia (see Note 13 to the Unaudited Consolidated Financial Statements).

Operating Expenses

Advertising

	Three Months Ended September 30,			Nine Months Ended September 30,
	$000			$000
	2012	2011	Change	2012	2011	Change
Online Advertising	$375,204	$279,926	34.0%	$966,820	$701,317	37.9%
% of Total Gross Profit	26.9%	25.4%		30.8%	29.8%
Offline Advertising	$8,441	$8,035	5.1%	$29,519	$29,463	0.2%
% of Total Gross Profit	0.6%	0.7%		0.9%	1.3%

Online advertising expenses primarily consist of the costs of (1) search engine keyword purchases; (2) referrals from meta-search and travel research websites; (3) affiliate programs; (4) banner and pop-up advertisements; and (5) e-mail campaigns. For the three and nine months ended September 30, 2012, online advertising expenses increased over the same periods in 2011, primarily to support increased hotel room night reservations for Booking.com and Agoda.com, increased rental car day reservations for rentalcars.com and increased travel reservations for priceline.com. Online advertising as a percentage of gross profit increased for the three and nine months ended September 30, 2012, compared to the same periods in 2011. The increase is driven by (1) brand mix within the Company, (2) channel mix within our brands and (3) recently, lower returns on investment (“ROIs”) from our online advertising. Our international operations are growing faster than our priceline.com business in the United States, and spend a higher percentage of gross profit on online advertising. Furthermore, our brands generally are obtaining an increasing share of traffic through paid online advertising channels. Finally, our online advertising ROIs have recently been down year-over-year.

Offline advertising expenses are related to our television, print and radio advertising for our priceline.com business. For the three months ended September 30, 2012, offline advertising increased compared to the same period in 2011 but was flat for the nine months ended September 30, 2012, compared to the same period in 2011.

Sales and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
	$000			$000
	2012	2011	Change	2012	2011	Change
Sales and Marketing	$52,961	$47,124	12.4%	$145,943	$122,931	18.7%
% of Total Gross Profit	3.8%	4.3%		4.6%	5.2%

Sales and marketing expenses consist primarily of (1) credit card processing fees associated with merchant transactions; (2) fees paid to third-parties that provide call center, website content translations and other services; (3) provisions for credit card chargebacks; and (4) provisions for bad debt, primarily related to agency hotel commission receivables. For the three and nine months ended September 30, 2012, sales and marketing expenses, which are substantially variable in nature, increased over the same periods in 2011, primarily due to increased gross booking volumes as well as expenses related to increased content translations. The increase was partially offset by reduced credit card processing fees resulting from the Durbin Amendment to the Dodd-Frank Financial Reform and Consumer Protection Act (which amendment caps the interchange fee for debit card transactions and went into effect on October 1, 2011). Sales and marketing expenses as a percentage of gross profit are typically higher for our merchant business which incurs credit card processing fees. Our merchant business grew more slowly than our agency business, and as a result, sales and marketing expenses as a percentage of total gross profit for the three and nine months ended September 30, 2012, declined compared to the same periods in 2011.

Personnel

	Three Months Ended September 30,			Nine Months Ended September 30,
	$000			$000
	2012	2011	Change	2012	2011	Change
Personnel	$135,210	$94,463	43.1%	$343,916	$255,450	34.6%
% of Total Gross Profit	9.7%	8.6%		10.9%	10.8%

Personnel expenses consist of compensation to our personnel, including salaries, stock-based compensation, bonuses, payroll taxes and employee health benefits. For the three and nine months ended September 30, 2012, personnel expenses increased over the same periods in 2011, due primarily to increased headcount to support the growth of our international businesses and the one-time wage tax levy of approximately $13 million described below, partially offset by lower bonus accruals. Stock-based compensation expense was approximately $17.6 million and $51.7 million for the three and nine months ended September 30, 2012, respectively, compared to $13.3 million and $40.4 million for the three and nine months ended September 30, 201l, respectively.

In July 2012, the Dutch Government enacted certain amendments to Dutch tax law including, among other things, a one-time irrecoverable levy on an employer equal to 16% of an employee's 2012 earnings in excess of 150,000 Euros. The levy will be remitted to the tax authorities in 2013. The tax law amendments provide for this levy to automatically be repealed after 2013. This levy resulted in additional payroll taxes recorded in personnel expense of approximately $13 million (approximately $11 million after tax) in the third quarter of 2012.

General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	$000			$000
	2012	2011	Change	2012	2011	Change
General and Administrative	$42,287	$31,717	33.3%	$122,768	$87,334	40.6%
% of Total Gross Profit	3.0%	2.9%		3.9%	3.7%

General and administrative expenses consist primarily of: (1) personnel related expenses such as recruiting, training and travel expenses; (2) fees for outside professionals, including litigation expenses; and (3) occupancy expenses. General and administrative expenses increased during the three and nine months ended September 30, 2012 over the same periods in 2011, due to expansion of our office capacity worldwide to support continued growth in our international operations. General and administrative expenses for the nine months ended September 30, 2012 includes a charge of approximately $3 million related to certain leased space that was vacated in connection with the relocation of Booking.com's headquarters to a new location in

Amsterdam. Additionally, we have had higher recruiting, training and travel expenses related to increased headcount in all our businesses.

Information Technology

	Three Months Ended September 30,			Nine Months Ended September 30,
	$000			$000
	2012	2011	Change	2012	2011	Change
Information Technology	$10,799	$8,548	26.3%	$31,974	$23,456	36.3%
% of Total Gross Profit	0.8%	0.8%		1.0%	1.0%

Information technology expenses consist primarily of: (1) outsourced data center costs relating to our U.S. and international data centers; (2) system maintenance and software license fees; (3) data communications and other expenses associated with operating our Internet sites; and (4) payments to outside consultants. For the three and nine months ended September 30, 2012, the increase in information technology expenses compared to the same periods in 2011 was due primarily to growth in our worldwide operations.

Depreciation and Amortization

	Three Months Ended September 30,			Nine Months Ended September 30,
	$000			$000
	2012	2011	Change	2012	2011	Change
Depreciation and Amortization	$16,007	$13,957	14.7%	$47,513	$40,087	18.5%
% of Total Gross Profit	1.1%	1.3%		1.5%	1.7%

Depreciation and amortization expenses consist of: (1) amortization of intangible assets with determinable lives; (2) depreciation on computer equipment; (3) amortization of internally developed and purchased software; and (4) depreciation of leasehold improvements, office equipment and furniture and fixtures. For the three and nine months ended September 30, 2012, depreciation expense increased from the same periods in 2011 due principally to capital expenditures for additional data center capacity and office build outs to support growth and geographic expansion, principally related to our Booking.com brand. We expect future capital expenditures to also be higher than prior historical levels as we continue to invest to support business growth.

Other Income (Expense)

	Three Months Ended September 30,			Nine Months Ended September 30,
	$000			$000
	2012	2011	Change	2012	2011	Change
Interest Income	$905	$2,526	(64.2)%	$3,004	$6,075	(50.6)%
Interest Expense	(17,067)	(7,879)	116.6%	(45,208)	(23,389)	93.3%
Foreign Currency Transactions and Other	(8,256)	827	N/M	(7,427)	(8,696)	(14.6)%
Total	$(24,418)	$(4,526)	439.5%	$(49,631)	$(26,010)	90.8%

For the three and nine months ended September 30, 2012, interest income on cash and marketable securities decreased over the same periods in 2011, primarily due to lower yields partially offset by an increase in the average balance invested. Interest expense increased for the three and nine months ended September 30, 2012 as compared to the same periods in 2011, primarily due to an increase in the average outstanding debt resulting from the March 2012 issuance of $1.0 billion aggregate principal amount of convertible senior notes, and fees on the undrawn $1.0 billion revolving credit facility entered into in October 2011.

Derivative contracts that hedge our exposure to the impact of currency fluctuations on the translation of our international operating results into U.S. Dollars upon consolidation resulted in foreign exchange losses of $5.3 and foreign exchange gains of $0.5 million for the three and nine months ended September 30, 2012, respectively, compared to foreign exchange gains of $3.9 million and $1.9 million for the three and nine months ended September 30, 2011, respectively, and are recorded in "Foreign currency transactions and other" on the Unaudited Consolidated Statements of Operations.

Foreign exchange transaction losses, including costs related to foreign exchange transactions, resulted in losses of $2.9 million and $8.0 million for the three and nine months ended September 30, 2012, respectively, compared to losses of $3.1 million and $10.6 million for the three and nine months ended September 30, 2011, respectively, and are recorded in "Foreign currency transactions and other" on the Unaudited Consolidated Statements of Operations. During the fourth quarter of 2011, we began classifying certain foreign currency processing fees as an offset to revenue earned from the third party that processes the payments for merchant hotel transactions. Such processing fees recorded to "Foreign currency transactions and other" for the three and nine months ended September 30, 2011 amounted to approximately $2.0 million and $5.0 million, respectively.

Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	$000			$000
	2012	2011	Change	2012	2011	Change
Income Tax Expense	$(131,201)	$(138,966)	(5.6)%	$(271,405)	$(235,959)	15.0%

Our effective tax rate for the three and nine months ended September 30, 2012 was 17.9% and 19.3%, respectively, as compared to 22.7% and 22.1% in the three and nine months ended September 30, 2011, respectively. The decrease in our effective tax rate is primarily due to an increase in the Innovation Box Tax benefit in 2012. Our effective tax rate differs from the expected tax provision at the U.S. statutory tax rate of 35%, principally due to lower foreign tax rates, partially offset by state income taxes and certain non-deductible expenses.

Effective January 1, 2010, the Netherlands modified its corporate income tax law related to income generated from qualifying "innovative" activities (the "Innovation Box Tax"). Earnings that qualify for the Innovation Box Tax are taxed at the rate of 5% rather than the Dutch statutory rate of 25.0%. Booking.com obtained a ruling from the Dutch tax authorities in February 2011 confirming that a portion of its earnings ("qualifying earnings") is eligible for Innovation Box Tax treatment. In this ruling, the Dutch tax authorities require that the Innovation Box Tax benefit be phased in over a multi-year period. The benefit is fully phased in for the Company starting in 2012. The amount of qualifying earnings expressed as a percentage of the total pretax earnings in the Netherlands will vary depending upon the level of total pretax earnings that is achieved in any given year. The ruling from the Dutch tax authorities is valid from January 1, 2010 through December 31, 2014, which includes a one year extension granted by the Dutch tax authorities in August 2012.

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

Booking.com intends to reapply for continued Innovation Box Tax treatment for future periods. There can be no assurance that Booking.com's application will be accepted, or that the amount of qualifying earnings or applicable tax rates will not be reduced at that time. In addition, there can be no assurance that the tax law will not change resulting in a reduction or elimination of the tax benefit.

We currently estimate that our consolidated effective tax rate for 2012 will be lower by approximately five to seven percentage points compared to what it would be if we did not have the benefit of the Innovation Box Tax. The impact of the Innovation Box Tax reduced our 2011 consolidated effective income tax rate by approximately four percentage points.

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

Redeemable Noncontrolling Interests

	Three Months Ended September 30,			Nine Months Ended September 30,
	$000			$000
	2012	2011	Change	2012	2011	Change
Net income attributable to noncontrolling interests	$3,387	$3,387	—%	$3,539	$2,520	40.4%

The net income attributable to noncontrolling interests for the three and nine months ended September 30, 2012 compared to the same periods in 2011 increased due mainly to improved year-over-year operating performance for the rentalcars.com business, partially offset by a reduction in redeemable noncontrolling interests from 19.0% in April 2011 to 12.7% in April 2012.

Liquidity and Capital Resources

As of September 30, 2012, we had $4.7 billion in cash, cash equivalents and short-term investments. Approximately $2.6 billion of our cash, cash equivalents and short-term investments are held by our international subsidiaries and are denominated primarily in Euros and, to a lesser extent, in British Pound Sterling and U.S. Dollars. We currently intend to indefinitely reinvest this cash in our foreign operations. We could not repatriate this cash to the United States without utilizing our net operating loss carryforwards and potentially incurring additional tax payments in the United States. Cash equivalents and short-term investments are primarily comprised of foreign and U.S. government securities and bank deposits.

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

The revolving credit facility provides for the issuance of up to $100.0 million of letters of credit as well as borrowings of up to $50.0 million on same-day notice, referred to as swingline loans. Borrowings under the revolving credit facility may be made in U.S. Dollars, Euros, Pounds Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility will be used for working capital and general corporate purposes. As of September 30, 2012, there were no borrowings under the facility, and approximately $1.9 million of letters of credit were issued under the facility.

As of September 30, 2012, we have a remaining authorization from our Board of Directors to repurchase $459.2 million of our common stock. We may from time to time make additional repurchases of our common stock, depending on prevailing market conditions, alternate uses of capital, and other factors.

Our merchant transactions are structured such that we collect cash up front from our customers and then we pay our suppliers at a subsequent date. We therefore tend to experience significant swings in deferred merchant bookings and supplier payables depending on the absolute level of our merchant transactions during the last few weeks of every quarter.

Net cash provided by operating activities for the nine months ended September 30, 2012, was $1.3 billion, resulting from net income of $1.1 billion and a favorable impact of $159.9 million for non-cash items not affecting cash flows, partially offset by net unfavorable changes in working capital of $5.4 million. For the nine months ended September 30, 2012, prepaid expenses and other current assets increased by $97.1 million, principally related to prepaid deposits to settle payments to hotels. For the nine months ended September 30, 2012, accounts receivable increased $232.7 million and accounts payable, accrued expenses and other current liabilities increased by $318.1 million. The increase in these working capital balances was primarily related to seasonality and increases in business volume. Our bookings and revenues are generally higher in the third quarter of the year than in the fourth quarter of the year which typically results in higher accounts receivable, deferred merchant bookings, accounts payable and accrued expenses at September 30, 2012 compared to December 31, 2011. Non-cash items were principally associated with stock-based compensation expense, depreciation and amortization, amortization of debt discount of our convertible notes, and deferred income taxes.

Net cash provided by operating activities for the nine months ended September 30, 2011, was $1.1 billion, resulting from net income of $833.2 million, a favorable impact of non-cash items not affecting cash flows of $140.3 million and net favorable changes in working capital of $86.5 million. The changes in working capital for the nine months ended September 30, 2011, were primarily related to a $292.2 million increase in accounts payable, accrued expenses and other current liabilities, partially offset by a $202.1 million increase in accounts receivable. The increase in these working capital balances was primarily related to seasonality and increases in business volumes. Non-cash items were primarily associated with deferred income taxes, stock-based compensation expense, depreciation and amortization, and amortization of debt discount.

Net cash used in investing activities was $1.7 billion for the nine months ended September 30, 2012. Investing activities for the nine months ended September 30, 2012 were affected by net purchases of investments of $1.7 billion, payments of $13.9 million for acquisitions, and a change in restricted cash of $3.5 million, partially offset by net cash proceeds of $76.6 million for the settlement of foreign currency contracts. Net cash used in investing activities was $838.2 million for the nine months ended September 30, 2011. Investing activities for the nine months ended September 30, 2011 were affected by payments of $68.0 million for acquisitions, principally related to contingent consideration associated with the 2007 acquisition of Agoda, and $36.8 million net payments to settle derivative contracts, net purchases of investments of $700.7 million, and a change in restricted cash of $2.9 million. Cash invested in purchase of property and equipment was $39.0 million and $29.8 million in the nine months ended September 30, 2012 and 2011, respectively. The increase in 2012 is to support the growth of our business, including additional data center capacity and capital expenditures for new offices opened during the year, including a new headquarters for Booking.com in Amsterdam. We expect future capital expenditures to also be higher than prior historical levels as we continue to invest to support business growth.

Net cash provided by financing activities was approximately $678.2 million for the nine months ended September 30, 2012. The cash provided by financing activities for the nine months ended September 30, 2012 was primarily related to proceeds from the issuance of convertible senior notes with an aggregate principal amount of $1.0 billion, $2.7 million of proceeds from the exercise of employee stock options, and $12.9 million of excess tax benefits from stock-based compensation, partially offset by treasury stock purchases of $255.4 million, $61.1 million spent to purchase a portion of the shares underlying noncontrolling interests in rentalcars.com, and $20.9 million of debt issuance costs. Net cash used in financing activities was approximately $156.6 million for the nine months ended September 30, 2011. The cash used in financing activities during the nine months ended September 30, 2011 was primarily related to $162.4 million of treasury stock purchases, approximately $13.0 million spent to purchase a portion of the shares underlying noncontrolling interests in rentalcars.com, and $0.2 million of principal paid upon the conversion of senior notes, partially offset by $4.0 million of proceeds from the exercise of employee stock options and $15.0 million of excess tax benefits from stock-based compensation.

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

As a result of this litigation and other attempts by jurisdictions to levy similar taxes, we have established an accrual which amounted to approximately $39 million and approximately $33 million at September 30, 2012 and December 31, 2011, respectively. The accrual is based on our estimate of the probable cost of resolving these issues. The actual cost may be less or greater, potentially significantly, than the liabilities recorded. We believe that even if we were to suffer adverse determinations in the near term in more of the pending proceedings than currently anticipated given results to date, because of our available cash, it would not have a material impact on our liquidity.

Off-Balance Sheet Arrangements

As of September 30, 2012, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

We derive a substantial portion of our revenues from, and have significant operations, outside of the United States. Our international operations include the Netherlands-based hotel reservation service Booking.com, the Asia-based hotel reservation service Agoda.com and the U.K.-based rental car reservation service rentalcars.com (formerly known as TravelJigsaw). Our international operations have achieved significant year-over-year growth in their gross bookings (an operating and statistical metric referring to the total dollar value, generally inclusive of all taxes and fees, of all travel services purchased by our customers) and hotel room night and rental car reservations for a number of years. This growth rate, which has contributed significantly to our growth in consolidated revenue, gross profit and earnings per share, has declined, a trend we expect to continue as the absolute level of our gross bookings and unit sales grow larger. Other factors may also slow the growth rates of our international operations, including, for example, worldwide economic conditions, any strengthening of the U.S. Dollar versus the Euro and other currencies, declines in ADRs, increases in cancellations, travel market conditions and the competitiveness of the market. A decline in the growth rates of our international operations could have a negative impact on our future revenue and earnings per share growth rates and, as a consequence, our stock price.
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

Certain newer markets in which we operate that are in earlier stages of development have lower operating margins compared to more mature markets, which could have a negative impact on our overall margins as these markets increase in size over time. Also, we intend to continue to invest in adding hotels and accommodations to our websites. Many of these newer properties we add, especially in highly penetrated markets, may have fewer rooms, lower ADRs, and may appeal to a smaller subset of customers (for example, hostels and bed and breakfasts) and therefore may also negatively impact our margins over time.

The number of our employees worldwide has grown from less than 700 in the first quarter of 2007, to approximately 6,600 as of September 30, 2012, which growth is mostly comprised of hires by or for our international operations. As a result of such rapid expansion, the average tenure of our employees has become shorter. In addition, expansion increases the complexity of our business and places additional strain on our management, operations, technical performance, financial resources and internal financial control and reporting functions.

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

We currently or potentially compete with a variety of companies with respect to each service we offer. With respect to our travel services, these competitors include, but are not limited to:

•
Internet travel services such as Expedia, Hotels.com, Hotwire, Elong, CarRentals.com and Venere, which are owned by Expedia; Travelocity, lastminute.com, Holiday Auto and Zuji, which are owned by the Sabre Group; Orbitz.com, Cheaptickets, ebookers, HotelClub and RatesToGo, which are owned by Orbitz Worldwide; laterooms and asiarooms, which are owned by Tui Travel; Gullivers and octopustravel (which are owned by Kuoni), Hotel Reservation Service, hotel.de (which is owned by Hotel Reservation Service) and AutoEurope, Car Trawler, Ctrip, MakeMyTrip, Rakuten, Jalan and Wotif;

•
travel suppliers such as hotel companies, airlines and rental car companies, many of which have their own branded websites to which they drive business, including without limitation Room Key, a recently launched online hotel service owned by several major hotel companies;

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

Several major hotel companies, including Choice Hotels International, Hilton Worldwide, Hyatt, InterContinental Hotels Group, Wyndham Hotel Group and Marriott, have launched Room Key, an online hotel service that competes directly with our hotel room night reservation services. The hotel companies that own Room Key have a stated goal of driving demand directly to their brand web sites, thus reducing the share received by online travel agencies. They may also attempt to improve their competitive position by offering lower room rates, better room availability or additional features or amenities through Room Key than are available through services like ours. If Room Key is successful, our share of the online hotel room night reservation market could be negatively affected and our business could suffer.

Over the recent past, there has been a proliferation of new channels through which hotels can offer hotel room reservations.  For example, hotels offer room reservations through “daily deal” websites such as Groupon and Living Social, which sell coupons to customers at a substantial discount.  In 2011, Expedia, one of our largest competitors, entered into a partnership with Groupon to sell hotel room reservations to Groupon customers under the “Groupon Getaways” brand name. New entrants, such as BackBid, GuestMob and Tingo, have developed new and differentiated offerings that endeavor to provide savings on hotel rooms to consumers and that compete directly with us.  If any of these new services are successful, we may experience less demand for our services and are likely to face more competition for access to the limited supply of discounted hotel room rates.

Widespread adoption of mobile devices, such as the iPhone, Android-enabled smart phones, and tablets such as the iPad, coupled with the improved web browsing functionality and development of thousands of useful “apps” available on these devices, is driving substantial traffic and commerce activity to mobile platforms. We have experienced a significant shift of business to mobile platforms and our advertising partners are also seeing a rapid shift of traffic to mobile platforms. Our major competitors and certain new market entrants are offering mobile applications for travel products and other functionality, including proprietary last-minute discounts for hotel bookings.  Advertising and distribution opportunities may be more limited on mobile devices given their smaller screen sizes.  The gross profit earned on a mobile transaction may be less than a typical desktop transaction due to different consumer purchasing patterns. For example, hotel reservations made on a mobile device typically are for shorter lengths of stay and are not made as far in advance. We have made significant progress creating mobile offerings which have received strong reviews, solid download trends, and are driving a material and increasing share of our business.  While we believe that mobile bookings present an opportunity for incremental growth, if we are unable to continue to rapidly innovate and create new and differentiated mobile offerings, and efficiently and effectively advertise and distribute on these platforms, we could lose market share to existing competitors or new entrants.

Apple, Inc., one of the most successful companies in the world and producer of, among other things, the iPhone, recently obtained a patent for "iTravel," a mobile app that would allow a traveler to check in for a travel reservation. In addition, Apple's most recent iPhone operating system includes "Passbook," a virtual wallet app that holds tickets, boarding passes, coupons and gift cards, and along with iTravel, may be indicative of Apple's intent to enter the travel reservations business in some capacity. Apple has leading market share in the smart phone category and controls integration of offerings, including travel services, into its mobile operating system. Apple also has more experience producing and developing mobile apps, and also has access to greater resources, than we do. If Apple uses or expands iTravel or another mobile app as a means of entering the travel reservations marketplace, our market share and results of operations could be adversely affected.

Competition in domestic online travel remains intense and traditional online travel companies are creating new promotions and consumer value features in an effort to gain competitive advantage. In particular, the competition to provide

"opaque" hotel services to consumers, an area in which priceline.com has been a leader, has become more intense over the recent past. For example, in the fourth quarter of 2010, Expedia began making opaque hotel room reservations available on its principal website under the name "Expedia Unpublished Rates" and has supported the initiative with a national television advertising campaign. New entrants, including BackBid, GuestMob and Tingo, endeavor to provide savings on hotel rooms. As with our Name Your Own Price® hotel booking service, the name of the hotel is not disclosed until after purchase for these services. We believe these new offerings, in particular Expedia Unpublished Rates, have adversely impacted the market share and year-over-year growth rate for our opaque hotel service, which experienced a decline in room night reservations in the second quarter of 2012 compared to the same period in 2011. These and other competitors could also launch opaque rental car services, which could negatively impact our Name Your Own Price® rental car service. In addition, hotels offer discounted hotel room reservations through "daily deal" websites such as Groupon and Living Social. If Expedia or others are successful in growing their opaque hotel service and/or "daily deal" websites are successful in garnering a sizable share of discounted hotel bookings, we may have less consumer demand for our opaque hotel service over time and we are likely to face more competition for access to the limited supply of discounted hotel room rates. In an effort to compete more effectively against these new offerings, we recently launched Express Deals, a semi-opaque price-disclosed hotel offering. However, there can be no assurance that Express Deals will be successful at recovering lost hotel market share. As a result, we believe our share of the discount hotel market in the United States could further decrease.

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
We could be adversely affected by changes in the airline industry, and, in many cases, we will have no control over such changes or their timing. Examples of such changes could include, without limitation, carrier bankruptcy, industry consolidation, capacity reductions, airfare increases and loss of GDS incentives, any or all of which could adversely affect our business. Additionally, some rental car suppliers have begun offering discounted prepaid reservations on their own sites and through certain online travel agents. If such rates are sufficiently discounted or are associated with more flexible cancellation policies than those applicable to our Name Your Own Price® rental car service (which are generally non-cancelable), the value proposition of our Name Your Own Price® rental car service would be negatively impacted which could reduce demand for that service and could adversely affect our business.
Online advertising is our largest expense and is subject to variability.

As our international operations have become more meaningful contributors to our results, we have seen, and expect to continue to see online advertising, which is our largest expense, increase as a percentage of gross profit. Our international operations are growing faster than our priceline.com business in the United States, and spend a higher percentage of gross profit on online advertising, a trend which we expect to continue. Furthermore, the priceline.com brand is obtaining an increasing share of its traffic through online advertising, a trend which we also expect to continue. In addition, advertising efficiency is impacted by a number of factors that are subject to variability, including without limitation, ADRs, costs per click, cancellation rates, foreign exchange rates and the extent to which we are successful in converting paid traffic to booking customers and then causing customers to return directly to our websites for future bookings.

Adverse application of state and local tax laws could have an adverse effect on our business and results of operation.

A number of jurisdictions in the United States have initiated lawsuits against online travel companies, including us, related to, among other things, the payment of hotel occupancy and other taxes (i.e., state and local sales tax). In addition, a number of municipalities have initiated audit proceedings, issued proposed tax assessments or started inquiries relating to the payment of hotel occupancy and other taxes. See Note 13 to the Unaudited Consolidated Financial Statements for a description of these pending cases and proceedings. Additional state and local jurisdictions are likely to assert that we are subject to, among other things, hotel occupancy and other taxes (i.e., state and local sales tax) and could seek to collect such taxes, either retroactively or prospectively, or both.
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
Litigation is subject to uncertainty and there could be adverse developments in these pending or future cases and proceedings. For example, the Superior Court in the District of Columbia granted a summary judgment in favor of the city and against online travel companies. As a result, we are required to collect and remit sales tax on our margin and we increased our accrual for hotel occupancy and other taxes, with a corresponding charge to cost of revenues, by approximately $4.8 million (including interest) in September 2012 (see Note 13 to the Unaudited Consolidated Financial Statements). An unfavorable outcome or settlement of pending litigation may encourage the commencement of additional litigation, audit proceedings or other regulatory inquiries. In addition, an unfavorable outcome or settlement of these actions or proceedings could result in substantial liabilities for past and/or future bookings, including, among other things, interest, penalties, punitive damages and/or attorney fees and costs. There have been, and will continue to be, substantial ongoing costs, which may include "pay to play" payments, associated with defending our position in pending and any future cases or proceedings. An adverse outcome in one or more of these unresolved proceedings could have a material adverse effect on our business and results of operations and could be material to our earnings or cash flows in any given operating period.
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
We cannot guarantee that our existing security measures will prevent security breaches or attacks. A party (whether internal, external, an affiliate or unrelated third party) that is able to circumvent our security systems could steal customer information or transaction data, proprietary information or cause significant interruptions in our operations. For instance, from time to time, we have experienced "denial-of-service" type attacks on our system that have made portions of our websites slow or unavailable for periods of time. In addition, in 2012, several major companies, including Zappos, Apple, AOL, LinkedIn, Google, and Yahoo have experienced high-profile security breaches that have exposed their users' personal information. We may need to expend significant resources to protect against security breaches or to address problems caused and liabilities incurred by breaches, and reductions in website availability and response time could cause loss of substantial business volumes during the occurrence of any such incident. These issues are likely to become more difficult as we expand the number of places where we operate and as the tools and techniques used in such attacks become more advanced. Security breaches could result in negative publicity, damage our reputation, expose us to risk of loss or litigation and possible liability and subject us to regulatory penalties and sanctions. Security breaches could also cause customers and potential customers to lose confidence in our security, which would have a negative effect on the value of our brand. Our insurance policies carry low coverage limits, and would likely not be adequate to reimburse us for losses caused by security breaches.
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

Effective January 1, 2010, the Netherlands modified its corporate income tax law related to income generated from qualifying "innovative" activities (the "Innovation Box Tax"). Earnings that qualify for the Innovation Box Tax are taxed at the rate of 5% rather than the Dutch statutory rate of 25%. Booking.com obtained a ruling from the Dutch tax authorities in February 2011 confirming that a portion of its earnings ("qualifying earnings") is eligible for Innovation Box Tax treatment. The ruling from the Dutch tax authorities is valid from January 1, 2010 through December 31, 2014, which includes a one year extension granted by the Dutch tax authorities in August 2012.

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

Booking.com intends to reapply for continued Innovation Box Tax treatment for future periods. There can be no assurance that Booking.com's application will be accepted, or that the amount of qualifying earnings or applicable tax rates will not be reduced at that time. In addition, there can be no assurance that the tax law will not change resulting in a reduction or elimination of the tax benefit. The loss of the Innovation Box Tax benefit in future periods would adversely impact our results of operations.

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

We depend upon various third parties to process credit card transactions around the world. In addition, we rely on third parties to provide credit card numbers which we use as a payment mechanism for merchant hotel transactions. If any such third party were wholly or partially compromised, our cash flows could be disrupted or we may not be able to generate merchant hotel transactions until such a time as a replacement processes could be put in place with a different vendor.

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

Compliance with international and U.S. laws and regulations that apply to our international and domestic operations increases our cost of doing business in foreign jurisdictions. These laws and regulations include U.S. laws such as the Foreign Corrupt Practices Act, the UK Bribery Act and local laws which also prohibit corrupt payments to governmental officials or third parties, data privacy requirements, labor relations laws, tax laws, antitrust or competition laws, U.S., E.U. or U.N. sanctioned country or sanctioned persons mandates, and consumer protection laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. Any such violations could result in prohibitions on our ability to offer our services in one or more countries, could delay or prevent potential acquisitions, and could also materially damage our reputation, our brands, our international expansion efforts, our ability to attract and retain employees, our business and our operating results. Our success depends, in part, on our ability to anticipate these risks and manage these difficulties. We are also subject to a variety of other regulatory and legal risks and challenges in managing an organization operating in various countries, including those related to:

•	regulatory changes or other government actions;

•	additional complexity to comply with regulations in multiple tax jurisdictions, as well as overlapping tax regimes;

•	our ability to repatriate funds held by our foreign subsidiaries to the United States at favorable tax rates;

•	difficulties in transferring funds from or converting currencies in certain countries; and

•	reduced protection for intellectual property rights in some countries.

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

As of September 30, 2012, we held approximately $2.6 billion of cash and short-term investments outside of the United States. To date, we have used our foreign cash to reinvest in our foreign operations. It is our current intention to reinvest our foreign cash in our foreign operations. If our foreign cash balances continue to grow and our ability to reinvest those balances diminishes, it will become increasingly likely that we will repatriate some of our foreign cash balances to the United States. In such event, we would likely be subject to additional income tax expense in the United States with respect to our unremitted foreign earnings. We would not incur additional income tax payments unless we were to actually repatriate our international cash balances to the U.S. We would only incur federal alternative minimum tax and certain state income taxes as long as we have net operating loss carryforwards available to offset the taxable income. Additionally, if we were to repatriate foreign cash to the United States, it would use a portion of our domestic net operating loss carryforward which could result in us being subject to cash income taxes on the earnings of our domestic business sooner than would otherwise have been the case.

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

We did not experience any material changes in interest rate exposures during the three months ended September 30, 2012. Based upon economic conditions and leading market indicators at September 30, 2012, we do not foresee a significant adverse change in interest rates in the near future.

Fixed rate investments are subject to unrealized gains and losses due to interest rate volatility. We performed a sensitivity analysis to determine the impact a change in interest rates would have on the fair value of our available for sale investments assuming an adverse change of 100 basis points. A hypothetical 100 basis points (1.0%) increase in interest rates would have resulted in a decrease in the fair values of our investments as of September 30, 2012 of approximately $15 million. These hypothetical losses would only be realized if we sold the investments prior to their maturity.

As of September 30, 2012, the outstanding aggregate principal amount of our debt is $1.6 billion. We estimate that the market value of such debt was approximately $2.3 billion as of September 30, 2012. A substantial portion of the market value of our debt in excess of the outstanding principal amount is related to the conversion premium on our outstanding convertible bonds.

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

From time to time, we enter into foreign exchange derivative contracts to minimize the impact of short-term foreign currency fluctuations on our consolidated operating results. Our derivative contracts principally address foreign exchange fluctuation risk for the Euro and the British Pound Sterling versus the U.S. Dollar. As of September 30, 2012 and December 31, 2011, there were no outstanding derivative contracts. Foreign exchange losses of $5.3 million and foreign exchange gains of $0.5 million for the three and nine months ended September 30, 2012, respectively, and foreign exchange gains of $3.9 million and $1.9 million for the three and nine months ended September 30, 2011, respectively, were recorded in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations.

As of September 30, 2012 and December 31, 2011, we had outstanding forward currency contracts designated as hedging contracts for accounting purposes with a notional value of 1.3 billion Euros and 860 million Euros, respectively, to hedge a portion of our net investment in a foreign subsidiary. These contracts are all short-term in nature. Mark-to-market adjustments on these net investment hedges are recorded as currency translation adjustments. The fair value of these derivatives at September 30, 2012 was a net liability of $9.9 million, with $22.7 million recorded in "Accrued expenses and other current liabilities" and $12.8 million recorded in "Prepaid and other current assets" in the Unaudited Consolidated Balance Sheet. The fair value of these derivatives at December 31, 2011 was an asset of $60.1 million and was reflected in "Prepaid expenses and other current assets" on the Unaudited Consolidated Balance Sheet. A hypothetical 10% strengthening of the foreign exchange rates relative to the U.S. Dollar, with all other variables held constant, would have resulted in a derivative liability of approximately $179 million as of September 30, 2012. See Note 5 to the Unaudited Consolidated Financial Statements for further detail on our derivative instruments.

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

There was no change in the Company’s internal control over financial reporting during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

A description of material legal proceedings to which we are a party is contained in Note 13 to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the three months ended September 30, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information relating to repurchases of our equity securities during the three months ended September 30, 2012:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2012 – July 31, 2012	—		$—	—	$44,866,000	(1)
					$20,447,000	(2)
					$393,917,000	(3)
August 1, 2012 – August 31, 2012	405	(4)	$565.41	—	$44,866,000	(1)
					$20,447,000	(2)
					$393,917,000	(3)
September 1, 2012 – September 30, 2012	—		$—	—	$44,866,000	(1)
					$20,447,000	(2)
					$393,917,000	(3)
Total	405		$565.41	—	$459,230,000

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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2012 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICELINE.COM INCORPORATED
(Registrant)

Date:	November 1, 2012	By:	/s/ Daniel J. Finnegan
Name: Daniel J. Finnegan Title: Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)

Exhibit Index

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2012 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.